Form 10-K
period 2013-12-31
RADIAN GROUP INC
filed 2014-02-28
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,995,499,381 based on the closing sale price as reported on the New York Stock Exchange. Excluded from this amount is the value of all shares beneficially owned by executive officers and directors of the registrant. These exclusions should not be deemed to constitute a representation or acknowledgment that any such individual is, in fact, an affiliate of the registrant or that there are not other persons or entities who may be deemed to be affiliates of the registrant.
The number of shares of common stock, $.001 par value per share, of the registrant outstanding on February 25, 2014 was 173,136,580 shares.
_______________________________
DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K Reference Document
Definitive Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders	Part III (Items 10 through 14)

Cautionary Note Regarding Forward Looking Statements—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment. New risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements including:

•
changes in general economic and political conditions, including unemployment rates, changes in the U.S. housing and mortgage credit markets (including declines in home prices and property values), the performance of the U.S. or global economies, the amount of liquidity in the capital or credit markets, changes or volatility in interest rates or consumer confidence and changes in credit spreads, all of which may be impacted by, among other things, legislative activity or inactivity, actual or threatened downgrades of U.S. government credit ratings, or actual or threatened defaults on U.S. government obligations;

•
changes in the way customers, investors, regulators or legislators perceive the strength of private mortgage insurers or financial guaranty providers, in particular in light of the fact that certain of our former competitors have ceased writing new insurance business and have been placed under supervision or receivership by insurance regulators;

•
catastrophic events, municipal and sovereign or sub-sovereign bankruptcy filings or other economic changes in geographic regions where our mortgage insurance exposure is more concentrated or where we have financial guaranty exposure;

•	our ability to maintain sufficient holding company liquidity to meet our short- and long-term liquidity needs;

•
a reduction in, or prolonged period of depressed levels of, home mortgage originations due to reduced liquidity in the lending market, tighter underwriting standards, or general reduced housing demand in the U.S., which may be exacerbated by regulations impacting home mortgage originations, including requirements established under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

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

•
a more rapid than expected decrease in the levels of mortgage insurance rescissions and claim denials, which have reduced our paid losses and resulted in a significant reduction in our loss reserves, including a decrease in net rescissions or denials resulting from: an increase in the number of successful challenges to previously rescinded policies or claim denials (including as part of one or more settlements of disputed rescissions or denials), or by Fannie Mae or Freddie Mac (the “Government-Sponsored Enterprises” or the “GSEs”) intervening in or otherwise limiting our loss mitigation practices, including settlements of disputes regarding loss mitigation activities;

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

•
heightened competition for our mortgage insurance business from others such as the Federal Housing Administration, the U.S. Department of Veterans Affairs and other private mortgage insurers, including with respect to private mortgage insurers, those that have been assigned higher ratings than we have, that may have access to greater amounts of capital than we do, that are less dependent on capital support from their subsidiaries than we are or that are new entrants to the industry, and therefore, are not burdened by legacy obligations;

•
changes in requirements to remain an eligible insurer to the GSEs (which are expected to be released in 2014 and implemented following a transition period), which may include, among other items, more onerous risk-to-capital ratio requirements, higher capital requirements for loans insured prior to 2009 and a limitation on the amount of capital credit available for the equity in our subsidiaries, including capital attributable to our financial guaranty business;

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

•
the application of existing federal or state laws and regulations, or changes in these laws and regulations or the way they are interpreted, including, without limitation: (i) the resolution of existing, or the possibility of additional, lawsuits or investigations (including in particular investigations and litigation relating to captive reinsurance arrangements under the Real Estate Settlement Procedures Act of 1974); and (ii) legislative and regulatory changes (a) impacting the demand for private mortgage insurance, (b) limiting or restricting the products we may offer or increasing the amount of capital we are required to hold, (c) affecting the form in which we execute credit protection, or (d) otherwise impacting our existing businesses or future prospects;

•
the amount and timing of potential payments or adjustments associated with federal or other tax examinations, including adjustments proposed by the Internal Revenue Service resulting from the examination of our 2000 through 2007 tax years, which we are currently contesting;

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

•
our ability to realize some or all of the tax benefits associated with our gross deferred tax assets, which will depend, in part, on our ability to generate sufficient sustainable taxable income in future periods;

•	changes in accounting principles generally accepted in the United States of America or statutory accounting principles, rules and guidance, or their interpretation; and

•	legal and other limitations on amounts we may receive from our subsidiaries as dividends or through our tax- and expense-sharing arrangements with our subsidiaries.
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we issued this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements to reflect new information or future events or for any other reason.

PART I

Item 1.	Business.

I.	General
We are a credit enhancement company with a primary strategic focus on domestic residential mortgage insurance on first-lien mortgage loans (“first-liens”). We have two business segments—mortgage insurance and financial guaranty. Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance and risk management services, to mortgage lending institutions. See “—Mortgage Insurance.” We conduct our business primarily through Radian Guaranty Inc. (“Radian Guaranty”), our principal mortgage insurance subsidiary. Our financial guaranty segment has provided direct insurance and reinsurance on credit-based risks, and also offered credit protection on various asset classes through financial guaranty policies and credit default swaps (“CDS”). While we discontinued writing new financial guaranty business in 2008, we continue to provide financial guaranty insurance on our existing portfolio consisting primarily of public finance and structured finance insured transactions. In addition, our principal financial guaranty subsidiary, Radian Asset Assurance Inc. (“Radian Asset Assurance”), is a wholly-owned subsidiary of Radian Guaranty, which allows our financial guaranty business to serve as an important source of capital support for our mortgage insurance business. See “—Financial Guaranty.” A summary of financial information for our business segments for each of the last three fiscal years is included in Note 3 of Notes to Consolidated Financial Statements. Radian Group Inc. (“Radian Group”) serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own.
Business Overview and Operating Environment. As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the origination environment and the credit performance of our underlying insured assets. The financial crisis and the downturn in the housing and related credit markets that began in 2007 had a significant negative impact on the operating environment and results of operations for both of our business segments. This was characterized by a decrease in mortgage originations, a broad decline in home prices, mortgage servicing and foreclosure delays, and ongoing deterioration in the credit performance of mortgage and other assets originated prior to 2009, together with macroeconomic factors such as high unemployment, limited employment growth, limited economic growth and a lack of meaningful liquidity in many sectors of the capital markets. More recently, we have experienced a period of economic recovery and the operating environment for our businesses has improved. Our results of operations have continued to improve as the negative impact from losses on the mortgage insurance we wrote during the poor underwriting years of 2005 through 2008 (we refer to this portion of our mortgage insurance portfolio, together with business written prior to 2005, as our “legacy portfolio”) has been reduced and we continue to write a high volume of insurance on higher credit quality loans. As of December 31, 2013, our legacy portfolio had been reduced to approximately 40% of our total primary risk in force (“RIF”), while insurance on loans written after 2008 constituted approximately 60% of our primary RIF.
Currently, our business strategy is primarily focused on: (1) growing our mortgage insurance business by writing insurance on high-quality mortgages in the U.S. and exploring other potential alternatives for providing credit-based services to the mortgage finance market; (2) continuing to manage losses in our legacy mortgage insurance and financial guaranty portfolios; (3) continuing to reduce our legacy mortgage insurance and financial guaranty exposures; and (4) continuing to effectively manage our capital and liquidity positions.
Since the financial crisis began in 2007, we have engaged in a number of strategic actions and initiatives in response to the negative economic and market conditions impacting our businesses. These actions include the following:

•
We significantly tightened our mortgage insurance underwriting standards to focus primarily on insuring high credit quality, first-liens originated in the U.S. and we ceased writing mortgage insurance on non-traditional and other inherently riskier products (referred to collectively, as “non-traditional” risk). See “—Mortgage Insurance—Business—Traditional Risk.”

•	We expanded our claims management and loss mitigation efforts to better manage losses in the weak housing market and high default and claim environment.

•
Through risk commutations, ceded reinsurance and other transaction settlements and terminations of insured risk, we reduced our direct primary RIF associated with our mortgage insurance portfolio, including non-traditional mortgage insurance RIF.

•	We reduced our financial guaranty net par outstanding primarily through risk commutations, discounted security purchases, ceded reinsurance and transaction settlements and terminations.

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

During 2013, we made further progress in support of our business strategy, including the following:

•	In 2013, we wrote $47.3 billion of primary mortgage insurance. Substantially all of our portfolio of insurance written after 2008 is of high credit quality and is expected to generate strong returns.

•
Through the expanded eligibility criteria under the most recent Home Affordable Refinance Program (“HARP”) (see “—Regulation—Federal Regulation—Homeowner Assistance Programs”), many borrowers have been able to participate in and benefit from the program. As of December 31, 2013, approximately 11% of our total primary RIF had successfully completed a HARP refinance, which we believe further improves the overall credit profile of our mortgage insurance portfolio.

•	We continued to diversify and expand our customer base, adding more than 200 new customers during 2013. Customers added since 2009 accounted for 46% of our new insurance written (“NIW”) during 2013.

•	During 2013, Radian Group executed the following transactions in order to improve its liquidity:

-
Exchanged $195.5 million of its outstanding 5.375% Senior Notes due June 2015 for a new series of 9.000% Senior Notes due June 2017. See Note 11 of Notes to Consolidated Financial Statements for further information.

-
Issued $400 million principal amount of 2.250% convertible unsecured senior notes due March 2019 (the “Convertible Senior Notes due 2019”), resulting in net proceeds of approximately $389.8 million. See Note 11 of Notes to Consolidated Financial Statements for further information.

-	Sold 39.1 million shares of common stock in a public offering for $8.00 per share, resulting in net proceeds of approximately $299.4 million.

•
In August 2013, Radian Guaranty entered into a Master Transaction Agreement with Freddie Mac (the “Freddie Mac Agreement”) related to a group of 25,760 first-liens guaranteed by Freddie Mac that were insured by Radian Guaranty and were in default as of December 31, 2011. The Freddie Mac Agreement caps Radian Guaranty’s total exposure on the entire population of loans subject to the agreement to $840 million. The maximum exposure of $840 million is comprised of $625 million of claim payments (consisting of $370 million of claims previously paid on this population of loans prior to July 12, 2013, which is the measurement date for purposes of the transaction, and an additional $255 million paid at closing) and $215 million related to rescissions, denials, claim curtailments and cancellations (“Loss Mitigation Activity”) on these loans. See Notes 7 and 9 of Notes to Consolidated Financial Statements for additional information regarding this agreement.

•
Radian Asset Assurance continued to reduce its financial guaranty portfolio and provide capital support to Radian Guaranty. Since we stopped writing new financial guaranty business in June 2008, Radian Asset Assurance’s total net par exposure has been reduced by 79.3% to $23.9 billion. From 2008 through the end of 2013, Radian Asset Assurance has released financial guaranty contingency reserves of $424.8 million (which has increased Radian Guaranty’s statutory surplus by an equal amount) and has paid $419.8 million in dividends to Radian Guaranty. See “—Financial Guaranty—Business.”

Regulatory Environment. Our insurance subsidiaries are subject to comprehensive regulations and other requirements. State insurance regulators impose various capital requirements on our insurance subsidiaries. For our mortgage insurance subsidiaries, these include risk-to-capital ratios, other risk-based capital measures and surplus requirements that potentially limit the amount of insurance that each of our mortgage insurance subsidiaries may write. Freddie Mac and Fannie Mae are the primary beneficiaries of the majority of our mortgage insurance policies and the Federal Housing Administration (“FHA”) is currently our primary competitor outside of the private mortgage insurance industry. Changes in the charters or business practices of the Government-Sponsored Enterprises (“GSEs”), including the introduction of alternatives to private mortgage insurance or the implementation of new GSE eligibility requirements (which are currently under consideration) with increased capital adequacy requirements for private mortgage insurers, could significantly impact our business. Since 2011, there have been numerous legislative proposals and recommendations focused on reforming the U.S. housing finance industry, including proposals that are intended to wind down the GSEs or to otherwise limit or restrict the activities and businesses of the GSEs. In addition, the mortgage origination market and private mortgage insurers may be adversely impacted by regulatory requirements being developed and implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Our businesses have been and may continue to be significantly impacted by these and other legislative or regulatory developments and proposals. Although we believe that traditional private mortgage insurance will continue to play an important role in any future housing finance structure, it is possible that new federal legislation could reduce the level of private mortgage insurance coverage required to be used by the GSEs as credit enhancement, or even eliminate the requirement altogether, which could reduce our available market and adversely affect our franchise value. See “—Regulation.”
Corporate Background.  Radian Group has been incorporated as a business corporation under the laws of the State of Delaware since 1991. Our principal executive offices are located at 1601 Market Street, Philadelphia, Pennsylvania 19103, and our telephone number is (215) 231-1000.
Additional Information.  Our website address is www.radian.biz. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). In addition, our guidelines of corporate governance, code of business conduct and ethics (which includes the code of ethics applicable to our chief executive officer, principal financial officer and principal accounting officer) and the governing charters for each committee of our board of directors are available free of charge on our website, as well as in print, to any stockholder upon request.
The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and the address of that site is www.sec.gov.
The above references to our website and the SEC’s website do not constitute incorporation by reference of the information contained on the websites and such information should not be considered part of this document.

II.	Mortgage Insurance

A.	Business
Our mortgage insurance segment provides insurance coverage, principally through private mortgage insurance, and risk management services, to mortgage lending institutions. Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who generally make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Freddie Mac and Fannie Mae.

1.	Traditional Risk
Traditional types of private mortgage insurance include “primary mortgage insurance” and “pool insurance.” All of our new insurance written after 2008 has been primary mortgage insurance.
Primary Mortgage Insurance. Primary mortgage insurance provides protection against mortgage defaults at a specified coverage percentage. When there is a valid claim under primary mortgage insurance, the maximum liability is determined by multiplying the claim amount, which consists of the unpaid loan principal, plus past due interest (which is capped at a maximum of two years) and certain expenses associated with the default, by the coverage percentage. Claims may be settled for the maximum liability or for other amounts. See “—Claims Management” below.

We provide primary mortgage insurance on a flow basis and we have also provided primary mortgage insurance on a “structured” basis (in which we insure a group of individual loans). In flow transactions, mortgages typically are insured as they are originated, while in structured transactions, we typically provide insurance on a group of mortgages after they have been originated. A portion of our structured business was written in a “second loss” position, meaning that we are not required to make a payment until a certain aggregate amount of losses have already been recognized on a given set of loans. Most of the mortgage insurance we wrote on structured transactions involved non-prime mortgages (non-prime mortgages include Alternative-A (“Alt-A”), A minus and B/C mortgages, each of which are discussed below under “—Direct Risk in Force—Mortgage Loan Characteristics”) and mortgages with higher than average loan balances. A single structured mortgage insurance transaction may be provided on a primary basis or, as discussed below, on a pool basis; and some structured transactions include both primary and pool insured mortgages. We have not written any structured business since 2008.
We wrote $47.3 billion and $37.1 billion of first-lien primary mortgage insurance in 2013 and 2012, respectively. All of our primary mortgage insurance written during 2013 and 2012 was written on a flow basis. Primary insurance on first-liens made up $40.0 billion or 96.1% of our total direct first-lien insurance RIF at December 31, 2013, compared to $34.4 billion or 94.9% at December 31, 2012.
Pool Insurance. We have not written pool insurance since 2008. Prior to that, we wrote pool insurance on a limited basis. Pool insurance differs from primary insurance in that our maximum liability is not limited to a specific coverage percentage on an individual mortgage loan. Instead, an aggregate exposure limit, or “stop loss” (generally between 1% and 10%), is applied to the initial aggregate loan balance on a group or “pool” of mortgages. In addition to a stop loss, many of our pool policies were written in a second loss position. We believe the stop loss and second loss features have been important in limiting our ultimate liability on individual pool transactions.
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
Pool insurance made up approximately $1.6 billion or 3.9% of our total direct first-lien insurance RIF at December 31, 2013, as compared to $1.8 billion or 5.1% at December 31, 2012.

2.	Non-Traditional Risk
In addition to traditional mortgage insurance, we also provided other forms of credit enhancement on residential mortgage assets. We stopped writing this “non-traditional” business before 2008, other than a small amount of international mortgage insurance, which we discontinued writing in 2008. Since 2007, we have been pursuing opportunities to reduce our non-traditional mortgage insurance RIF through commutations and transaction settlements and terminations. Our total amount of non-traditional RIF was $97 million at December 31, 2013, as compared to $148 million at December 31, 2012.
Our non-traditional products generally have higher risk characteristics and have been highly susceptible to the disruption in the housing and subprime mortgage markets and related credit markets that began during 2007. These non-traditional products included mortgage insurance on second-lien mortgage loans (“second-lien”) and credit enhancement covering principal and interest on net interest margin securities (“NIMS”) bonds. NIMS bonds represent the securitization of a portion of the excess cash flow and prepayment penalties from a mortgage-backed security (“MBS”) comprised mostly of subprime mortgages.
We also provided mortgage insurance on an international basis. In 2008, we stopped writing new international business and have terminated most of our international mortgage insurance risk, with the exception of our insured portfolio in Hong Kong. While we are no longer writing new business in Hong Kong, we continue to insure the existing book of business, which has experienced a very low default rate. At December 31, 2013, our total amount of RIF in Hong Kong was $19 million, as compared to $40 million at December 31, 2012.

3.	Premium Rates
Premiums on our mortgage insurance products are paid either on a monthly installment basis (monthly premiums), in a single payment at origination (single premiums), as a combination of up-front premium at origination plus a monthly renewal (split premium), or in some cases as an annual or multi-year premium. For monthly paid premiums, we receive monthly premium payments that provide for the ongoing renewal of our insurance coverage as long as the premiums continue to be paid. For single premium insurance, we receive a single premium payment that is paid at origination and provides coverage for the life of the loan subject to certain conditions. In addition, for our split premium products, we receive an upfront premium payment when the loan is made, plus ongoing monthly renewal premiums. Approximately 68% of our NIW in 2013 was written with monthly premiums or split premiums, and 32% was written with single premiums.
Mortgage insurance premiums can be financed through a number of methods and can either be paid by the borrower or by the lender. Borrower-paid mortgage insurance premiums are paid either through separate escrowed amounts or financed as a component of the mortgage loan amount. Lender paid mortgage insurance premiums are paid by the lender and are typically passed through to the borrower in the form of additional origination fees or a higher interest rate on the mortgage note. Our monthly and other installment mortgage insurance premiums are established as either a fixed percentage of the loan’s amortizing balance over the life of the policy, or as a fixed percentage of the initial loan balance for a set period of time (typically ten years), which declines to a lower fixed percentage for the remaining life of the policy.
We set our premium rates at origination when coverage is established. Premiums for our mortgage insurance products are established based on performance models that consider a broad range of borrower, loan and property characteristics. We set our premium levels commensurate with anticipated policy performance assumptions, including, without limitation, our expectations and assumptions about the following factors: (1) the likelihood of default; (2) how long the policy will remain in place; (3) the costs of acquiring and maintaining the insurance; (4) taxes; and (5) the capital that is required to support the insurance. Our performance assumptions for claim frequency and policy life are developed based on internally developed data, as well as data generated from independent, third-party sources. Premium levels are set to achieve an overall risk-adjusted rate of return on capital given modeled performance expectations.

4.	Underwriting
Loans are underwritten to determine whether they are eligible for our mortgage insurance. We perform this function directly or, alternatively, we delegate to our customers the ability to underwrite the loans based on agreed-upon underwriting guidelines.
Delegated Underwriting.  Through our delegated underwriting program, certain customers that have been approved by us are able to underwrite loans based on agreed-upon underwriting guidelines. Our delegated underwriting program currently involves only lenders that are approved by our risk management group. Delegated underwriting allows our customers to commit us to insure loans meeting agreed-upon guidelines. This enables us to meet lenders’ demands for immediate insurance coverage. With delegated underwriting, because the underwriting is being performed by third parties, we also have rights to rescind coverage if there has been a deviation from our agreed-upon underwriting guidelines in addition to our rights with respect to fraud or misrepresentation in the loan origination process that provide us with rights to rescind coverage. During the first quarter of 2012, we began offering a limited rescission waiver program for our delegated underwriting customers, in which we agree not to rescind coverage due to non-compliance with our agreed-upon underwriting guidelines so long as the borrower makes 36 consecutive payments (commencing with the initial required payment) from his or her own funds. This program does not restrict our rights to rescind coverage in the event of fraud or misrepresentation in the origination of the loans we insure. As of December 31, 2013, approximately 74% of our total first-lien insurance in force had been originated on a delegated basis, compared to 79% as of December 31, 2012. See “Item 1A. Risk Factors—Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims.”
Non-Delegated Underwriting. Lenders that do not qualify for our delegated underwriting program can submit loan files to us and we will perform the underwriting. In addition, lenders participating in our delegated underwriting program may choose not to use their delegated authority, and instead may submit loans directly to us. For loans that we underwrite, we generally do not have the same rescission remedies for breach of representations or warranties that we do with respect to delegated underwriting. We mitigate the risk of employee underwriting error through quality control sampling and performance monitoring. As of December 31, 2013, approximately 26% of our total first-lien insurance in force had been originated on a non-delegated basis, compared to 21% as of December 31, 2012.

Contract Underwriting.  In our mortgage insurance business, we also have a contract underwriting program through which we provide an outsourced underwriting service to our customers. For a fee, we underwrite our customers’ loan files for secondary market compliance (e.g., for sale to the GSEs), and may concurrently assess the file for mortgage insurance. During 2013, loans underwritten through contract underwriting accounted for 3.4% of insurance certificates issued as part of our flow business. These loans are included within the non-delegated underwriting percentages discussed above.
Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer by purchasing the loan, by placing additional mortgage insurance on the loan or by indemnifying the customer against loss up to a maximum specified amount. During 2013, we paid losses related to these remedies of approximately $2.1 million. Beginning in 2008, we limited the recourse available to our contract underwriting customers to apply only to those loans that we are simultaneously underwriting for compliance with secondary market compliance and for potential mortgage insurance. We monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters.

B.	Direct Risk in Force
Our business traditionally has involved taking credit risk in various forms across a range of asset classes, products and geographies. Credit risk is measured in our mortgage insurance business as RIF, which approximates the maximum loss exposure that we have at any point in time.
The following table shows the direct RIF (by form of insurance and loan type), before consideration of reinsurance, associated with our mortgage insurance segment as of December 31, 2013 and 2012:

	December 31,
(In millions)	2013	2012
Primary:
Prime	$36,613	$30,348
Alt-A	2,017	2,404
A minus and below	1,387	1,620
Total Primary	40,017	34,372
Pool	1,604	1,834
Second-lien, NIMS and other	97	148
Total Direct Mortgage Insurance RIF	$41,718	$36,354
The following discussion mainly focuses on our direct primary RIF, which represents approximately 95.9% of our total mortgage insurance RIF at December 31, 2013. For additional information regarding our pool and non-traditional mortgage insurance RIF, see “—Mortgage Insurance—Business—Traditional Risk” and “—Mortgage Insurance—Business—Non-Traditional Risk.”
We analyze our mortgage insurance portfolio in a number of ways to identify any concentrations or imbalances in risk dispersion. We believe the performance of our mortgage insurance portfolio is affected significantly by:

•	general economic conditions (in particular home prices and unemployment);

•	the age of the loans insured;

•	the geographic dispersion of the properties securing the insured loans and the condition of the housing market;

•	the quality of underwriting decisions at loan origination; and

•
the credit characteristics of the borrower and the characteristics of the loans insured (including loan-to-value (“LTV”), purpose of the loan, type of loan instrument, source of down payment, and type of underlying property securing the loan).

1.	Direct Primary RIF by Year of Policy Origination
The following table shows our direct primary mortgage insurance RIF by year of origination and selected information related to that risk as of December 31, 2013:

	December 31, 2013
($ in millions)	RIF	Number of Defaults	Delinquency Rate	Percentage of Reserve for Losses	Average FICO (1) at Origination	Original Average LTV
2005 and prior	$4,461	24,254	16.0%	32.9%	680	90.4%
2006	2,326	10,440	17.5	18.0	690	91.5
2007	5,247	17,158	15.2	34.5	702	92.9
2008	3,950	7,174	8.9	12.1	727	91.1
2009	1,448	815	2.5	1.2	755	90.0
2010	1,206	247	1.0	0.4	764	91.2
2011	2,263	266	0.6	0.4	762	91.8
2012	7,710	392	0.3	0.4	761	91.8
2013	11,406	163	0.1	0.1	756	92.1
Total	$40,017	60,909		100.0%
_________________________

(1)	Fair Isaac Corporation (“FICO”).
A significant portion of our total mortgage insurance in force (and consequently our premiums earned) is derived from policies written in prior years. Therefore, the amount of time that our insurance certificates remain in force, which is affected by loan repayments and cancellations of our insurance, can have a significant impact on our revenues and our results of operations. One measure for assessing the impact of certificate cancellations on insurance in force is our persistency rate, defined as the percentage of insurance in force that remains on our books after any 12-month period. Because most of our insurance premiums are earned over time, higher persistency rates on monthly insurance policies enable us to recover more of our insurance acquisition costs and generally result in increased profitability. Conversely, assuming all other factors remain constant, higher persistency on single premium business lowers the overall returns from our insured portfolio, as the premium revenue for our single premium policies is the same regardless of the actual life of the insurance policy and we are required to maintain regulatory capital supporting the insurance for the life of the policy. The persistency rate of our primary mortgage insurance was 81.1% at December 31, 2013, compared to 81.8% at December 31, 2012. Historically, there is a close correlation between interest rate environments and persistency rates, primarily as a result of refinance activity that tends to vary with interest rate movements.

2.	Geographic Dispersion
The following table shows the percentage of our direct primary mortgage insurance RIF and the associated percentage of our mortgage insurance reserve for losses (by location of property) for the top 10 states in the U.S. (as measured by our direct primary mortgage insurance RIF as of December 31, 2013) as of December 31, 2013 and 2012 :

	December 31,
	2013		2012
Top Ten States	RIF	Reserve for Losses	RIF	Reserve for Losses
California	13.7%	8.2%	12.8%	10.5%
Texas	6.5	3.0	6.3	2.9
Florida	6.2	18.3	6.8	17.9
Illinois	5.6	6.8	5.5	6.8
Georgia	4.4	3.4	4.4	3.8
New Jersey	4.0	7.8	4.0	6.2
Ohio	3.4	3.3	3.8	3.2
Virginia	3.4	1.4	3.2	1.5
New York	3.3	7.7	3.6	5.9
Pennsylvania	3.3	3.5	3.3	2.9
Total	53.8%	63.4%	53.7%	61.6%
The following table shows the percentage of our direct primary mortgage insurance RIF and the associated percentage of our mortgage insurance reserve for losses (by location of property) for the top 15 metropolitan statistical areas (“MSAs”) in the U.S. (as measured by our direct primary mortgage insurance RIF as of December 31, 2013) as of December 31, 2013 and 2012:

	December 31,
	2013		2012
Top Fifteen MSAs	RIF	Reserve for Losses	RIF	Reserve for Losses
Chicago, IL	4.6%	5.7%	4.4%	5.6%
Atlanta, GA	3.4	2.6	3.4	3.0
Los Angeles - Long Beach, CA	2.9	1.8	2.6	2.0
Washington, DC-MD-VA	2.8	1.8	2.6	1.7
Phoenix/Mesa, AZ	2.4	1.2	2.4	2.1
Houston, TX	2.0	1.0	2.0	1.0
New York, NY	1.9	4.6	2.1	3.5
Denver, CO	1.9	0.5	1.7	0.6
Minneapolis-St. Paul, MN-WI	1.9	0.9	1.7	1.2
Dallas, TX	1.8	0.7	1.6	0.7
Philadelphia, PA	1.6	1.2	1.5	1.0
Riverside-San Bernardino, CA	1.6	1.6	1.5	2.0
San Diego, CA	1.5	0.6	1.2	0.7
Seattle, WA	1.4	1.4	1.4	1.5
Portland, OR	1.4	0.9	1.3	0.9
Total	33.1%	26.5%	31.4%	27.5%

3.	Mortgage Loan Characteristics
In addition to geographic dispersion, other factors also contribute significantly to our overall risk diversification and the credit quality of our RIF, including product distribution and our risk management and underwriting practices.
LTV. An important indicator of claim incidence in our mortgage insurance business is the relative amount of a borrower’s equity that exists in a home. Generally, absent other mitigating factors such as high FICO scores and other credit factors, loans with higher LTVs at inception (i.e., smaller down payments) are more likely to result in a claim than lower LTV loans. For example, absent other mitigating factors, claim incidence on mortgages with LTVs between 90.01% and 95% is generally higher than the claim incidence on mortgages with LTVs between 85.01% and 90%. In 2010, after having discontinued writing insurance on mortgages with LTVs higher than 95% for a period of time, we resumed writing business on loans with LTV ratios between 95.01% and 97% on a limited basis, subject to high credit standards. The average LTV of our primary NIW in 2013 was 91.10%, compared to 90.64% and 90.45% in 2012 and 2011, respectively. See the “Percentage of primary NIW” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—NIW, IIF, RIF” for a breakdown of the composition of our NIW by LTV.
FICO Score and Loan Grade. The risk of claim on non-prime loans is significantly higher than that on prime loans. We generally define prime loans as loans where the borrower’s FICO score is 620 or higher and the loan file meets “fully documented” standards of our credit guidelines and/or the GSE guidelines for fully documented loans. Substantially all of our NIW after 2008 has been on prime loans and we expect that prime loans will continue to constitute substantially all of our primary NIW for the foreseeable future.
We generally define Alt-A loans as loans where the borrower’s FICO score is 620 or higher and the loan documentation has been reduced. Because of the reduced documentation, we consider Alt-A loans to be higher risk than prime loans, particularly Alt-A loans to borrowers with FICO scores below 660. We have insured Alt-A loans with FICO scores ranging from 620 to 660.
We generally define A minus loans as loans where the borrower’s FICO score ranges from 575 to 619. We also classify loans with certain characteristics originated within the GSE automated underwriting system as A minus loans, regardless of the FICO score. We generally define B/C loans as loans where the borrower’s FICO score is below 575. Certain structured transactions that we insured contained a small percentage of B/C loans. See the “Percentage of primary RIF” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—NIW, IIF, RIF” for a breakdown of the composition of our RIF by loan grade.
Loan Type—Adjustable Rate Mortgages (“ARMs”); Interest-Only Mortgages. ARMs are loans that have an initial interest rate that will reset during the life of such loans. Our claim frequency on insured ARMs has been higher than on fixed-rate loans. In many cases, the higher propensity to default can be attributed to “payment shocks” after the initial fixed interest rate period expires and the loan becomes subject to monthly payment increases that occur when interest rates rise. It has been our experience that the credit performance of loans subject to reset five years or later from origination are less likely to result in a claim than ARMs with shorter fixed periods. Approximately 72.3% of the ARMs we insure, including Option ARMs (discussed below), have already had initial interest rate resets. An additional 3.9%, 3.7% and 2.6% of the ARMs we insure are scheduled to have initial interest rate resets during 2014, 2015 and 2016, respectively.
We also have insured ARMs that provide the borrower with different payment options (“Option ARMs”). One of these options is a minimum payment that is below the full amortizing payment, which results in interest being capitalized and added to the loan balance so that the loan balance continually increases, which is also referred to as negative amortization. In addition, we have insured interest-only mortgages, where the borrower pays only the interest charge on a mortgage for a specified period of time, usually five to ten years, after which the loan payment increases to include principal payments. We have not written any insurance on Option ARMs or interest-only mortgages since 2007 and 2011, respectively.
See the “Percentage of primary RIF” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—NIW, IIF, RIF” for a breakdown of the composition of our RIF by loan type.
Loan Purpose. Loan purpose also impacts our risk of loss. Cash-out refinance loans, where a borrower receives cash in connection with refinancing a loan, have been more likely to result in a claim than new purchase loans or loans that are refinanced only to adjust rate and term. See the “Percentage of primary RIF” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—NIW, IIF, RIF” for the percentage of our NIW and our RIF comprised of refinances.

Loan Size. Higher-priced properties with larger mortgage loan amounts generally have experienced wider fluctuations in value than moderately priced residences and have been more likely to result in a claim. The average loan size of our direct primary mortgage insurance in force (by product) as of December 31, 2013, 2012 and 2011 was as follows:

	December 31,
(In thousands)	2013	2012	2011
Prime	$195.8	$184.9	$174.2
Alt-A	190.0	193.2	196.3
A minus and below	129.9	131.4	131.9
Total	$192.1	$182.1	$172.8
Property Type. Our risk of loss is impacted by the type of property securing our insured loans. Loans secured by single family detached housing generally have been less likely to result in a claim than loans on other types of properties. Loans on attached housing types tend to be more volatile due to the higher density of these properties.
Occupancy Type. Non-owner occupied homes purchased for investment purposes have been more likely to result in a claim than loans on either primary or second homes.

C.	Defaults and Claims
Defaults. In our mortgage insurance segment, the default and claim cycle begins with the receipt of a default notice from the loan servicer. We consider a loan to be in default for financial statement and internal tracking purposes upon receipt of notification by servicers that a borrower has missed two monthly payments. Defaults can occur due to a variety of factors, including death or illness, divorce or other family problems, unemployment, overall changes in economic conditions, housing value changes that cause the outstanding mortgage amount to exceed the value of a home or other events. Depending on the type of loan, default rates may be affected by rising interest rates or an accumulation of negative amortization.
The default rate in our mortgage insurance business is subject to seasonality. Historically, our mortgage insurance business experiences a fourth quarter seasonal increase in the number of defaults and a first quarter seasonal decline in the number of defaults and increase in the number of cures. While this historically has been the case, macroeconomic factors in any given period may influence the default rate in our mortgage insurance business more than seasonality.

The following graph shows the trend of the number of primary defaults by each vintage year as of the end of each quarter following the year of original policy issuance.

Primary Default Count by Vintage

60,000
50,000
40,000
30,000
20,000
10,000
0
# of loans
2007
2006
2005
2001 - 2004
2008 1H (1)
2008 2H (2)
2013
2012
2011
2010
2009
1 3 5 7 9 11 13 15 17 19 21 23 25 27 29 31 33 35 37 39 41 43 45 47 49
# of quarters since origination

(1) First Half of 2008

(2) Second Half of 2008

The business we wrote in 2005 through 2008 contained a significant number of poorly underwritten and higher risk loans. As a result of these loan characteristics and the economic downturn that began in 2007, we have experienced substantially higher ultimate loss ratios for this portfolio than in previous policy years. In 2008, we implemented a number of changes to our underwriting guidelines aimed at improving the risk characteristics of the loans we insure. Beginning in 2009, the mortgage insurance we have been writing is predominantly prime credit quality fully documented loans, with FICO scores of 740 or above. As a result of our more restrictive underwriting guidelines and the significantly improved risk characteristics of these loans, the default rates for RIF originated beginning in 2009 have significantly improved, in particular when compared to the 2005 through 2008 portfolios.
The following table shows the states that have generated the highest number of primary insurance defaults (measured as of December 31, 2013) in our insured portfolio and the corresponding percentage of total defaults as of the dates indicated:

	December 31,
	2013		2012		2011
States with highest number of defaults:
Florida	9,530	15.6%	15,415	16.5%	18,265	16.5%
Illinois	3,776	6.2	6,034	6.5	6,869	6.2
New York	3,632	6.0	4,586	4.9	4,572	4.1
New Jersey	3,503	5.8	4,587	4.9	4,523	4.1
California	3,221	5.3	6,101	6.5	8,457	7.6

Claims. Defaulted loans that fail to become current, or “cure,” may result in a claim under our mortgage insurance policies. Mortgage insurance claim volume is influenced by the circumstances surrounding the default. The rate at which defaults cure, and therefore, do not go to claim, depends in large part on a borrower’s financial resources and circumstances (including whether the borrower is eligible for a loan modification), local housing prices and housing supply (i.e., whether borrowers are able to cure defaults by selling the property in full satisfaction of all amounts due under the mortgage), interest rates and regional economic conditions. In our first-lien insurance business, the insured lender must acquire title to the property before submitting a claim and the time to for a lender to acquire title to a property through foreclosure varies depending on the state. Historically, on average, we do not receive a request for claim payment until approximately 18 months following a default on a first-lien. In recent years this time lag has increased and we have observed a slowdown in foreclosures (and consequently, a slowdown in claims submitted to us) largely due to foreclosure delays due to, among other factors, increased scrutiny within the mortgage servicing industry and foreclosure process. In our second-lien insurance business, which is a small percentage of our RIF, foreclosure is not required and claims are typically submitted based on a contractual number of days that a borrower is in default. As a result, we typically are required to pay a claim much earlier, generally within approximately 150 days of a borrower’s missed payment. For our pool insurance business, loans were insured under policies separate from the master insurance policy used in our primary mortgage insurance business. Typically, our pool policies require the insured to not only acquire title, but also to actively market and ultimately liquidate the real estate asset before filing a claim.
Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, relatively few claims on prime business are received during the first two years following issuance of a policy, and on non-prime business during the first year.
The following table shows the gross amount of direct claims paid by policy origination year for the periods indicated:

	Year Ended December 31,
($ in millions)	2013		2012		2011
Direct claims paid by origination year (first-lien):
2005 and prior	$303	25.7%	$268	26.4%	$333	22.7%
2006	239	20.3	194	19.1	331	22.5
2007	446	37.9	403	39.8	634	43.1
2008	169	14.3	137	13.5	166	11.3
2009	15	1.3	11	1.1	6	0.4
2010	4	0.3	1	0.1	—	—
2011	2	0.2	—	—	—	—
Total direct claims paid	$1,178	100.0%	$1,014	100.0%	$1,470	100.0%
The following table shows the states with the highest direct claims paid (measured as of December 31, 2013) for the periods indicated:

	Year Ended December 31,
(In millions)	2013	2012	2011
States with highest direct claims paid (first-lien):
Florida	$247.6	$138.8	$216.2
California	201.5	168.0	255.7
Illinois	108.2	56.8	64.8
Arizona	72.8	83.8	139.7
Georgia	63.5	57.1	78.4
Claim Severity. In addition to claim volume, claim severity is another significant factor affecting losses. The severity of a claim is determined by dividing the claim paid by the original loan amount. The main determinants of the severity of a claim are the size of the loan, the amount of mortgage insurance coverage placed on the loan and the impact of our loss management activities with respect to the loan. Pre-foreclosure sales, acquisitions and other early workout efforts help to reduce overall claim severity, as do actions we may take to reduce claim payment due to servicer negligence, as discussed below in “Claims Management.” The average claim severity for loans covered by our primary insurance was 24.9% for 2013, compared to 25.5% in 2012 and 27.2% in 2011. The average claim severity for loans covered by our pool insurance was 43.3% for 2013, compared to 46.0% in 2012 and 45.1% in 2011.

D.	Claims Management
Our claims management process is focused on promptly analyzing and processing claims to ensure that valid claims are paid in a timely and accurate manner. In addition, our mortgage insurance claims management department pursues opportunities to mitigate losses both before and after claims are received. We dedicate significant resources to mortgage insurance claims management.
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
Approved sales in which the underlying property has been sold for less than the outstanding loan amount are commonly referred to as “short sales.” In many cases, short sales result in the payment of a deficiency amount that is equal to the maximum liability amount, while in other cases, the deficiency amount is less than our maximum liability amount. Under our master insurance policy, we retain the right to consent prior to the consummation of any short sales. Historically, we have consented to a short sale only after reviewing various factors, including among other items, the sale price relative to market and the ability of the borrower to contribute to the deficiency amount. In 2012, we entered into agreements with each of the GSEs, pursuant to which we delegated to the GSEs our prior consent rights with respect to short sales on loans owned by the GSEs, subject to such sales meeting the GSE guidelines and processes for short sales as well as certain other factors set forth in the agreement with the GSEs. As a result, instead of reviewing each individual transaction prior to short sale with respect to GSE loans, we instead perform a post claim quality review of these short sales to ensure that they are meeting the specified requirements. We have the ability to terminate our delegated short sale agreements with the GSEs upon 60 days notice. For those loans that are not owned by the GSEs, we continue to perform an individual analysis of each proposed short sale and to provide our consent for these sales, as we believe appropriate.
After a claim is received, our loss management specialists focus on:

•
a review to ensure compliance with applicable loan origination programs and our mortgage insurance policy requirements, including: (i) whether the loan qualified for insurance at the time the certificate of coverage was issued; and (ii) whether the insured has satisfied its obligation in meeting all necessary conditions in order for us to pay a claim (commonly referred to as “claim perfection”), including submitting all necessary documentation in connection with the claim;

•	analysis and prompt processing to ensure that valid claims are paid in an accurate and timely manner;

•	responses to loss mitigation opportunities presented by the insured; and

•	aggressive management and disposal of acquired real estate.
Claim Denials. We have the legal right under our master insurance policy to deny a claim if the servicer does not produce documents necessary to perfect a claim, including evidence that the insured has acquired title to the property, within the time period specified in our master insurance policy. Most often, a claim denial is the result of a servicer’s inability to provide the loan origination file or other servicing documents for review. If, after requests by us, the loan origination file or other servicing documents are not provided to us, we generally deny the claim. Under the terms of our master insurance policy, the insured must provide to us the necessary documents to perfect a claim within one year after acquiring title to the property through foreclosure or otherwise. If we deny a claim, we continue to allow the insured the ability to perfect the claim during the one-year period specified in our master insurance policy. If the insured successfully perfects the claim within our specified timelines, we will process the claim, including a review of the loan to ensure appropriate underwriting and servicing.

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
Typical events that may give rise to our right to rescind coverage include the following: (i) we insure a loan under our master insurance policy in reliance upon an application for insurance that contains a material misstatement, misrepresentation or omission, whether intentional or otherwise, or that was issued as a result of any act of fraud, subject to certain exceptions; or (ii) we find that there was negligence in the origination of a loan that we insured. We also have rights of rescission arising from a breach of the insured’s representations and warranties contained in an endorsement to our master insurance policy that is required with our delegated underwriting program. In certain circumstances, we may seek to rescind structured transactions for breach of representations and warranties pertaining to the insured loans having been underwritten in accordance with the agreed underwriting guidelines and in the absence of any fraud or misrepresentation.
If a rebuttal to our rescission is received and the insured provides additional information supporting the continuation (i.e., non-rescission) of coverage, the claim is re-examined internally by a second, independent group of individuals. If the additional information supports the continuation of coverage, the insurance is reinstated and the claim is paid. After completion of this process, if we determine that the loan did not qualify for coverage, the insurance certificate is rescinded (and the premium refunded) and we consider the rescission to be final and resolved. Although we may make a final determination internally with respect to a rescission, it is possible that a challenge to our decision to rescind coverage may be brought during a specified period of time after we have rescinded coverage. Under our master insurance policy, any suit or action arising from any right of the insured under the policy must be commenced within two years after such right first arose, and within three years for certain other policies, including certain pool insurance policies.
Claim Curtailments. We also have rights under our master insurance policy to curtail, and in some circumstances, deny claims due to servicer negligence. Examples of servicer negligence may include, without limitation:

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
Our mortgage insurance business employs a comprehensive risk management function, which is responsible for establishing our credit and counterparty risk policies, monitoring compliance with our policies, managing our insured portfolio and communicating credit related issues to management and the Credit Committee of our board of directors.

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
We manage the allocation of capital within our mortgage insurance business by, among other things, establishing portfolio limits for product type, loan attributes, geographic concentration and counterparties. We also identify, evaluate and negotiate potential transactions for terminating insurance risk and for distributing risk to others through reinsurance arrangements discussed below under “—Reinsurance—Ceded.”
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

4.	Reinsurance—Ceded
We use reinsurance as a risk management tool in our mortgage insurance business.
Third-Party Quota Share Transactions. During 2012, Radian Guaranty entered into two quota share reinsurance agreements with a third-party reinsurance provider in order to proactively manage Radian Guaranty’s risk-to-capital ratio. Through the initial quota share reinsurance transaction in the second quarter of 2012 (the “Initial QSR Transaction”), Radian Guaranty agreed to cede to the third-party reinsurance provider 20% of its NIW beginning with the business written in the fourth quarter of 2011. As of December 31, 2013, RIF ceded under the Initial QSR Transaction was $1.3 billion. In the fourth quarter of 2012, Radian Guaranty and the same third-party reinsurance provider entered into a second quota share reinsurance transaction (the “Second QSR Transaction”). The limitation on ceded risk in the Second QSR Transaction was $750 million initially and the parties have the ability to mutually increase the amount of ceded risk up to a maximum of $2 billion. As of December 31, 2013, RIF ceded under the Second QSR Transaction was $1.3 billion. Under certain circumstances and on specified dates set forth in the quota share reinsurance agreements, Radian Guaranty has the option to reassume a portion of the related RIF in exchange for a payment of a predefined commutation amount from the reinsurer. See Note 8 of Notes to Consolidated Financial Statements for information regarding these two transactions.
Affiliate Reinsurance. Certain states limit the amount of risk a mortgage insurer may retain on a single loan to 25% of the total loan amount. Radian Guaranty currently uses reinsurance from affiliated companies to remain in compliance with these insurance regulations. See “—Regulation—State Regulation—Reinsurance.” In addition, Radian Guaranty has used reinsurance with its subsidiaries to reduce its net RIF.
Smart Home. In 2004, we developed a program referred to as Smart Home, for reinsuring risk associated with non-prime mortgages. These reinsurance transactions, through the use of variable interest entity (“VIE”) structures, effectively transferred risk from our portfolio to investors in the capital markets. From 2004 through 2007, we entered into four Smart Home transactions. As of December 31, 2012, we had terminated three of these transactions. The final Smart Home transaction matured in May 2013.

Captive Reinsurance. We and other companies in the mortgage insurance industry participated in reinsurance arrangements with mortgage lenders commonly referred to as “captive reinsurance arrangements.” Under captive reinsurance arrangements, a mortgage lender typically established a reinsurance company that assumed part of the risk associated with the portfolio of that lender’s mortgages insured by us on a flow basis (as compared to mortgages insured in structured transactions, which typically are not eligible for captive reinsurance arrangements). In return for the reinsurance company’s assumption of a portion of the risk, we ceded to the reinsurance company a portion of the mortgage insurance premiums that would have been paid to us. Captive reinsurance typically was conducted on an “excess-of-loss” basis, with the captive reinsurer paying losses only after a certain level of losses had been incurred. In addition, on a limited basis, we participated in “quota share” captive reinsurance arrangements under which the captive reinsurance company assumed a pro rata share of all losses in return for a pro rata share of the premiums collected. For additional information about our captive reinsurance arrangements, see “Item 3. Legal Proceedings.”
In most cases, the risk assumed by the reinsurance company was an excess layer of aggregate losses that would be penetrated in a situation of adverse loss development. As a result of the housing and related credit market downturn that began in 2007, most captive reinsurance arrangements have “attached,” meaning that losses have exceeded the threshold so that we are now entitled to cash recoveries from the captive. Ceded losses recoverable related to captives at December 31, 2013 were $45.0 million. We expect that most of the actual cash recoveries from those captives that have not yet been terminated will be received over the next few years.
In 2010, we terminated a significant portion of our remaining captive reinsurance arrangements on a “cut-off” basis, meaning that the terminated captive arrangements were dissolved and all outstanding liabilities were settled. All of our existing captive reinsurance arrangements are operating on a run-off basis, meaning that no new business is being placed in these captives.
As of December 31, 2013, we have received total cash reinsurance recoveries (including recoveries from the termination of captive arrangements) from Smart Home and captive reinsurance arrangements of approximately $886.6 million since inception of these programs, with most of these recoveries coming from captive reinsurance arrangements.

F.	Customers
The principal customers of our mortgage insurance business are mortgage originators such as mortgage bankers, mortgage brokers, commercial banks, savings institutions, credit unions and community banks.
Beginning in 2009, we launched an initiative to significantly diversify our customer base, including increasing the amount of business we were conducting with credit unions and community banks. Since 2010, we have added more than 900 new customers and significantly increased the amount of business derived from mid-sized mortgage banks. These efforts have contributed to an increase in our market share since 2010 and to the corresponding levels of NIW that we have generated. In addition, we believe our diversification efforts have helped to reduce the potential impact to our business from the loss of any one customer.
Our top 10 mortgage insurance customers, measured by primary NIW, represented 25.8% of our primary NIW in 2013, compared to 24.8% and 34.5% in 2012 and 2011, respectively. The largest single mortgage insurance customer (including branches and affiliates), measured by primary NIW, accounted for 5.8% of NIW during 2013, compared to 6.2% and 10.1% in 2012 and 2011, respectively. Earned premiums attributable to Wells Fargo accounted for more than 10% of our consolidated revenues in 2013 and 2012, and earned premiums attributable to Bank of America exceeded 10% of our consolidated revenues in 2012. See “Item 1A. Risk Factors—Our NIW and franchise value could decline if we lose business from a significant customer.”

G.	Sales, Marketing and Customer Support
Our sales and account management team is organized in various geographic regions across the U.S. We have a business development group that is focused on the creation of new mortgage insurance relationships and an account management group that is responsible for supporting our existing mortgage insurance relationships. Mortgage insurance sales and account management personnel are compensated by salary, commissions for NIW and the creation or development of customer relationships and other incentive-based pay, which may be tied to the achievement of certain sales goals or the promotion of certain products. Commissions vary based on product in order to incent a sales person to achieve an appropriate mix of products in accordance with our business objectives.

We have developed training programs for our customers to help their employees develop the skills to respond to changing market demands and regulatory requirements. Our training is provided to customers to promote the role of private mortgage insurance in the marketplace as well as to promote Radian Guaranty’s specific products and offerings. We offer training in three format options: instructor-led classroom sessions, instructor-led webinars and self-directed web-based training. In 2013, we trained more than 24,000 mortgage professionals both in-person and online, an increase of 60% from 2012. To support the growing demand for our training services, we added new resources to the training team in 2013.

H.	Competition
We operate in the intensely competitive U.S. mortgage insurance industry. Our competitors include other private mortgage insurers and federal and state governmental and quasi-governmental agencies.
We compete with other private mortgage insurers on the basis of price, terms and conditions, customer relationships, reputation, financial strength measures and overall service. Service-based competition includes effective and timely delivery of products, risk management services, timeliness of claims payments, training, loss mitigation efforts and management and field service expertise. We currently compete directly with the following six private mortgage insurers: Arch U.S. MI (acquired CMG Mortgage Company effective January 30, 2014), Essent Guaranty Inc., Genworth Financial Inc., Mortgage Guaranty Insurance Corporation, NMI Holdings, Inc. and United Guaranty Corporation. Certain of our private mortgage insurance competitors are subsidiaries of larger corporations that may have access to greater amounts of capital and financial resources than we do and may have stronger financial strength ratings than we have. In addition, two of our competitors are new entrants to the industry and are not burdened by legacy credit risks.
In 2011, Republic Mortgage Insurance Company (“RMIC”) ceased writing new insurance business. In 2013, the parent company of RMIC announced a plan of recapitalization for another one of its mortgage guaranty subsidiaries, RMIC Companies, Inc. (“RMICC”), that is intended to allow RMICC to recapitalize its mortgage insurance companies and to resume writing new mortgage insurance business in 2014.
We also compete with various federal and state governmental and quasi-governmental agencies, principally the FHA, and to a lesser extent, the U.S. Department of Veterans Affairs (“VA”). Beginning in 2008, the FHA, which historically had not been a significant competitor, substantially increased its market share of the insured mortgage market, and in recent years, the FHA has become the predominant insurer of low down payment mortgages, with a market share as high as 85.4% in both the fourth quarter of 2009 and the first quarter of 2010. Since 2010, the private mortgage insurance industry has been recapturing market share from the FHA, primarily due to increases in the financial strength of certain private mortgage insurers, the development of new products and marketing efforts directed at competing with the FHA, as well as increases in the FHA’s pricing and various policy changes at the FHA. In April 2013, the FHA increased its annual insurance premium by ten basis points on new mortgages. It has also reversed a past FHA policy that cancelled premiums on certain loans once the loans had been paid down below a certain percentage. For the fourth quarter of 2013, the FHA’s market share was reduced to 36.3% of the insured market. We expect the FHA’s share of the mortgage insurance market to continue to decline. See “Item 1A. Risk Factors—Our mortgage insurance business faces intense competition.”

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
We have provided financial guaranty credit protection in several forms, including through the issuance of a financial guaranty insurance policy, by insuring the obligations under one or more CDS and through the reinsurance of both types of obligations. Both a financial guaranty insurance policy and CDS can provide the purchaser of such credit protection with a guaranty of the timely payment of interest and scheduled principal when due on a covered financial obligation. In addition, in the case of most of our financial guaranty CDS, we provide credit protection for losses in excess of specified levels. Each of these forms of credit enhancement requires similar underwriting and surveillance of the insured risks.
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

•
Structured Finance—Insurance of structured finance obligations, including collateralized debt obligations (“CDOs”) and asset-backed securities (“ABS”), consisting of funded and non-funded (referred to as “synthetic”) executions that are payable from or tied to the performance of a specific pool of assets or covered reference entities. Examples of the pools of assets that collateralize or underlie our structured finance obligations include corporate loans, bonds or other borrowed money, residential and commercial mortgage loans, trust preferred securities (“TruPs”), diversified payment rights (“DPRs”), a variety of consumer loans, equipment receivables, real and personal property leases or a combination of asset classes or securities backed by one or more of these pools of assets; and

•
Reinsurance—Reinsurance of domestic and international public finance obligations, including those issued by sovereign and sub-sovereign (collectively, “Sovereign”) entities, and structured finance obligations of the types described above.

In addition, prior to 2005 Radian Asset Assurance offered trade credit and surety reinsurance. Trade credit insurance and reinsurance protects sellers of goods under certain circumstances against non-payment of their receivables. Surety insurance and reinsurance provides financial assurance that an obligor will fulfill promised duties. See “Net Par Outstanding—Aggregate Financial Guaranty Net Par Outstanding” for additional information regarding our remaining trade credit and surety exposure.
In 2008, we ceased writing new financial guaranty business and since then we have significantly reduced our financial guaranty operations and have reduced our financial guaranty net par exposures in order to mitigate uncertainty, maximize the ultimate capital and liquidity available for our mortgage insurance business and accelerate our access to that capital and liquidity. In addition to the normal amortization or scheduled maturity of our financial guaranty portfolios, this reduction has been achieved primarily through risk commutations, ceded reinsurance, discounted insured bond purchases and transaction settlements and terminations.
In 2013 we made further progress in support of our business strategy, including the following:

•
In January 2013, Radian Asset Assurance commuted the remaining $822.2 million net par that had been reinsured by Radian Asset Assurance from Financial Guaranty Insurance Company (“FGIC”), including approximately $195.9 million of our $225.3 million net par outstanding, as of December 31, 2012 related to Jefferson County, Alabama sewer warrants, a large distressed public finance credit. This commutation also included all of our exposure to general obligation bonds issued by the City of Detroit, except for $7.9 million, as of December 31, 2013. Radian Asset Assurance paid FGIC $52.4 million as part of this transaction (the “FGIC Commutation”), which payment approximated our existing loss reserves and unearned premium reserves on the commuted transactions;

•
During 2013, we agreed with a counterparty in our financial guaranty business to commute a $105 million corporate CDO transaction (the “2013 CDO Commutation”), and four other financial guaranty CDS counterparties exercised their termination rights on a walkaway basis (meaning that our counterparty was not obligated to pay any unaccrued premium or other amount to terminate the transaction) with respect to ten corporate CDOs and a second-to-pay CDO of corporate loans that we insured (collectively, with the 2013 CDO Commutation, the “CDO Early Terminations”). These CDO Early Terminations reduced our financial guaranty net par outstanding by $3.9 billion in the aggregate. There was no material impact on our financial statements as a result of these terminations. In January 2014, a counterparty to a $450 million AAA-rated CDO of commercial mortgage-backed security (“CMBS”) exercised its right to terminate the transaction on a walkaway basis; and

•
In 2013, we released an aggregate of $67.8 million of statutory contingency reserves as a result of the general reduction in Radian Asset Assurance’s net par outstanding as well as the FGIC Commutation.

1.	Public Finance
In our public finance business, we insure or have insured the following:
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
Tax supported bonds also include lease revenue bonds, which typically are general fund obligations of a municipality or other governmental authority that are subject to annual appropriation or abatement. Projects financed and subject to such lease payments ordinarily include real estate or equipment serving an essential public purpose. For some of these bonds, the payment obligations of the issuers or guarantors of such bonds are subject to annual appropriation by the applicable municipality or governmental entity or authority.
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

Other Municipal Bonds. These bonds include other debt issued, guaranteed or otherwise supported by U.S. national or local governmental authorities, as well as student loans, revenue bonds and obligations of certain not-for-profit organizations. Other municipal bonds also include other types of municipal obligations, including human service providers, second-to-pay, non-profit institutions and infrastructure bonds (which are obligations issued by a variety of entities engaged in the financing of infrastructure projects, such as social infrastructure and other physical assets delivering essential services supported by long-term concession arrangements with a public sector entity).
International Public Finance Bonds. We also provide credit protection on international public finance bonds of similar types to those described above, as well as some structured finance bonds for which a foreign Sovereign entity has guaranteed the obligations of the issuer.

2.	Structured Finance
In our structured finance business, we insure or have insured the following:
Asset-Backed Securities. Funded ABS usually take the form of a secured interest in a pool of assets, often of uniform credit quality, such as credit card or auto loan receivables, commercial or residential mortgages or life insurance policies. Funded ABS also may be secured by a few specific assets such as utility mortgage bonds and multi-family housing bonds. In addition, we have insured future flow DPRs transactions, where our insured obligations are backed by electronic payment orders intended for third-party beneficiaries (e.g., trade-related payments, individual remittances and foreign direct investments).
The performance of synthetic asset-backed obligations is tied to the performance of specific pools of assets, although the obligations are not secured by those assets. Most of the synthetic transactions we insure are CDOs.
CDOs - General. In many of these transactions, primarily our corporate CDOs, we generally are required to make payments to our counterparty above a specified level of subordination, upon the occurrence of credit events related to the borrowings or bankruptcy of obligors contained within pools of corporate obligations or, in the case of pools of mortgage or other asset-backed obligations, upon the occurrence of credit events related to the specific obligations in the pool. When we provide synthetic credit protection on a specific obligation, our payment obligations to our counterparty generally mirror the payment obligations we would have had under a financial guaranty insurance policy. However, unlike most of our financial guaranty insurance policy obligations, where we have subrogation and other rights and remedies, we generally do not have recourse or other rights and remedies against the issuer and/or any related assets for amounts we may be obligated to pay under synthetic transactions. Even in those synthetic transactions where we have recourse or some rights and remedies, such recourse, rights and remedies are generally much more limited than the recourse, rights and remedies we generally have in our more traditional financial guaranty transactions, and frequently need to be exercised indirectly through our counterparty.
A CDO pool typically is composed of assets of varied credit quality and different characteristics with respect to interest rates, amortization and level of subordination. We primarily have provided credit protection in our CDO portfolio with respect to the following types of collateral: corporate debt obligations, TruPs, CMBS, ABS (including RMBS), collateralized loan obligations (“CLOs”) and CDOs containing a combination of such collateral types.
Corporate CDOs. In our corporate CDO transactions, we provide credit protection for certain specified credit events related to the borrowings or bankruptcy of obligors contained within pools of corporate obligations. We only insure specified par amounts for these transactions (and not any interest payments or other amounts). All of our outstanding corporate CDOs are static pools, meaning that the covered reference entities generally cannot be changed without our consent.
The same corporate obligor may exist in a number of our corporate CDO transactions. However, the pool of corporate entities in our directly insured corporate CDO portfolio is well diversified, with no individual exposure to any corporate entity exceeding 1.6% of our net par exposure to the corporate entities included in our directly insured corporate CDOs as of December 31, 2013. As of December 31, 2013, our five largest exposures to corporate entities represented approximately 5.2% of our total aggregate net par exposure to corporate entities in our directly insured corporate CDO portfolio.
The number of corporate entities in our directly insured corporate CDO transactions range between 90 and 124 per transaction. Our par exposure to any single corporate entity in any one transaction ranges from $5.7 million to $120.0 million.

Because each transaction has a significant level of subordination, credit events would typically have to occur with respect to numerous entities in a collateral pool before we would have a claim payment obligation in respect of any particular transaction, meaning that our risk adjusted exposure to each corporate entity in a CDO pool is significantly less than our notional par exposure. In the unlikely event that all of our five largest corporate obligors were to have defaulted at December 31, 2013, absent any other defaults in the CDOs in which these obligors were included, we would not have incurred any losses from these transactions due to the significant subordination remaining in each transaction in which these entities were included.
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
As of December 31, 2013, the collateral underlying our insured TruPs bonds consisted of securities issued by 489 separate issuers, including 429 banking institutions (comprising 78.2% of the total TruPs collateral based on notional amount) and 59 insurance companies (comprising 21.4% of the total TruPs collateral based on notional amount). In addition, 0.4% of the TruPs collateral was comprised of securities issued by real estate investment trusts.
The collateral underlying our insured TruPs bonds consists of between 19 and 102 issuers per TruPs bond. As of December 31, 2013, our exposure to any one issuer in our insured TruPs bonds ranges from $0.2 million to $42.0 million per bond. No issuer represented more than 12.9% of the total collateral underlying any one TruPs bond.
As a result of the financial downturn beginning in 2007, certain of the issuers in our insured TruPs bonds have defaulted on their obligation to pay interest on their TruPs or have voluntarily chosen to defer interest payments, which is permissible for up to five years. Since we believe there is a strong correlation between interest deferrals and ultimate defaults, we closely monitor deferrals as well as defaults in assessing the subordination remaining beneath our insured TruPs bonds. In both 2012 and 2013, with the general improvement of economic conditions in the U.S., cures of previous deferrals of interest payments on the TruPs collateral have outpaced initial defaults and new deferrals, suggesting that the general financial position of the collateral pools that we insure continues to improve.
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
In addition to credit risk, we also potentially face liquidity risk with respect to certain of our TruPs CDOs. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.
CDOs of CMBS. In our CDOs of CMBS transactions, we provide credit protection for the timely payment of principal and interest up to the amount of future premium payable to us when due on these pools of securities.
As of December 31, 2013, we have directly insured four CDOs of CMBS transactions, containing 126 CMBS tranches that were issued as part of 87 securitizations. While there has been some deterioration in the underlying CMBS transactions, a high level of subordination for these transactions remains and we do not currently project principal losses for any of our insured tranches in these transactions.
While Radian Asset Assurance insures all principal shortfalls for our CDOs of CMBS transactions, claims for interest shortfalls are limited under the terms of our credit protection to the amount of premium that we would otherwise be entitled to receive from the applicable transaction. As of December 31, 2013, the remaining aggregate contractual premiums that we expect to earn for these transactions is $3.5 million in the aggregate.

The total balance of the reference CMBS tranches in these collateral pools is $6.7 billion. The underlying loan collateral pool supporting the CMBS tranches consists of approximately 12,000 loans with a balance of approximately $139.0 billion. The underlying loan collateral is reasonably well diversified both geographically and by property type. Approximately 33.5%, 32.6% and 13.6% of the underlying loan collateral was for office space, retail space and multi-family property, respectively. Approximately 10.4% of the underlying loans are due on or before December 31, 2014, and an additional 51.0% and 34.7% of the underlying loans are due in the years ending December 31, 2015 and 2016, respectively, with the remaining 3.9% due thereafter. Most of the underlying loans that have come due to date have: (i) been repaid prior to their due date; (ii) been refinanced such that we no longer have insured risk to such loan; or (iii) had their maturity date extended. If, however, an underlying loan cannot be repaid, refinanced or extended when due and it defaults, we may be required to pay a principal claim on our insured CDOs of CMBS, subject to applicable subordination, if the amount recovered upon the foreclosure of the underlying property, or otherwise, is insufficient to cover the defaulted loan balance and related expenses.
In January 2014, a counterparty to a $450 million AAA-rated CDO of CMBS transaction exercised its right to terminate the transaction on a walkaway basis.
RMBS. In our insured RMBS transactions, we provide credit protection on $0.3 billion of net par outstanding as of December 31, 2013 on one or more tranches of securities backed by pools of residential mortgages of various types (e.g., prime, Alt-A, subprime). Included in our RMBS transactions is an aggregate of $97.7 million of net par exposure to 2006 and 2007 vintage RMBS, all of which has been assumed from our primary insurance customers. We consider this exposure to be particularly high risk RMBS exposure due to the historically high default rates and aggregate losses on RMBS originated in those years. As of December 31, 2013, 65.0% of our total RMBS net par outstanding is below investment grade (“BIG”) and is rated below BBB-, including 68.1% of our exposure to 2006 and 2007 vintage RMBS.
CLO. We have $0.5 billion net par outstanding as of December 31, 2013, related to two direct CLO transactions. These are second-to-pay transactions in which we will not be obligated to pay a claim unless both the underlying obligation defaults and another insurer defaults on its primary insurance obligation to pay such claim. These second-to-pay transactions are rated A+ and B+ and are both scheduled to mature in 2018. In our CLO transactions, we insure the timely payment of current interest and the ultimate payment of principal on a senior class of notes whose payment obligations are secured primarily by pools of corporate loans or tranches of CLOs.

3.	Reinsurance
Assumed Reinsurance. We reinsure direct financial guarantees written by other primary financial guaranty insurers or “ceding companies.” In these transactions, we have assumed a portion of agreed upon risks, either individual risks or a portion of all risks insured by a ceding company, that satisfy agreed upon characteristics. In our financial guaranty reinsurance transactions, the ceding company remains responsible for claims management and loss mitigation efforts.
As a result of multiple downgrades of the financial strength ratings of our financial guaranty insurance subsidiaries beginning in June 2008, all of our financial guaranty reinsurance treaties have been terminated on a “run-off” basis, meaning that, except in certain limited circumstances related to loss mitigation efforts, none of our ceding companies may cede additional business to us under our reinsurance agreements with them without our approval. The business they previously ceded to us under these agreements remains outstanding until such time as the underlying policy terminates, the ceding company elects to recapture such business or we mutually agree to a commutation of such risk. Currently, substantially all of our remaining assumed reinsurance exposure is from subsidiaries of Assured Guaranty Ltd. (“Assured”).
As of December 31, 2013, we had assumed approximately $4.9 billion in net par exposure from our primary reinsurance customers, compared to $6.3 billion as of December 31, 2012.
Ceded Reinsurance. Historically, Radian Asset Assurance has ceded very little of its directly insured portfolio. However, in January 2012 as part of a larger transaction with Assured, Radian Asset Assurance ceded approximately $1.8 billion of its direct public finance net par outstanding to Assured. Concurrently with this transaction, Radian Asset Assurance entered into an administrative services agreement for Assured to provide surveillance, risk management, claims administration and claims payment services in connection with the policies ceded to Assured. As of December 31, 2013, approximately $1.1 billion of this ceded net par remains outstanding.

4.	Second-to-pay Obligations
We have provided “second-to-pay” credit protection in which we are not required to pay a claim unless both the underlying obligation defaults and another insurer defaults on its primary obligation to cover losses on such defaulted obligation. Consequently, if the conservator for an insolvent primary obligor (such as an insurance regulator) rejects payment of all or a portion of a valid claim, we may be required to pay all or a portion of such valid claim. Because many primary obligors of transactions for which we have second-to-pay exposure are currently experiencing significant financial difficulties and are rated BIG, the likelihood we will be required to pay a claim on our second-to-pay exposures has increased. As of December 31, 2013, we had insured approximately $1.8 billion net par outstanding in second-to-pay exposure.
In 2009, two of the companies that are the primary obligors on certain of the transactions for which we have provided second-to-pay exposure, Syncora Guaranty Inc. (“Syncora”) and FGIC, suspended all claims payments following orders by the New York State Department of Financial Services (“NYSDFS”). While the NYSDFS lifted the suspension of payments by Syncora in June 2010, Syncora has subsequently posted additional losses and the NYSDFS could implement the suspension again in the future. In August 2013, a plan of rehabilitation for FGIC pursuant to Article 74 of the New York Insurance Law became effective, which initially permits FGIC only to pay 17% of the amount of any claims.
We also have second-to-pay exposure to Ambac Assurance Corporation (“Ambac”). In 2010, Ambac placed a portion of its obligations into a segregated account that is under the control of the Wisconsin Office of the Commissioner of Insurance (“WOCI”). None of our directly insured second-to-pay exposure to Ambac was placed into the segregated account and we have not received notice that any of the second-to-pay Ambac exposure ceded to us was placed into the segregated account. As of December 31, 2013, Syncora, FGIC and Ambac are the primary insurers on $544.3 million net par outstanding (or 30.7%) of our second-to-pay net par exposure, and $199.4 million (or 36.6%) of our second-to-pay exposure to these three primary insurers is rated BIG. The FGIC Commutation did not affect our second-to-pay exposure to FGIC.

5.	Premium Rates
In our financial guaranty business, the issuer of an insured obligation generally pays the premiums for our insurance, either in full at the inception of the policy, which is the case for most public finance transactions, or, in the case of most non-synthetic structured finance transactions, in regular monthly, quarterly, semi-annual or annual installments from the cash flows of the related collateral. Premiums for synthetic CDS are generally paid in periodic installments (i.e. monthly, quarterly, semi-annually or annually) directly from our counterparty and such payments are not dependent upon the cash flows of the insured obligation or the collateral supporting the obligation. Consequently, in these transactions, the corporate creditworthiness of our counterparty is a more important factor than the cash flows from the insured collateral in determining whether we will receive payment. In addition, we generally have a right to terminate our synthetic transactions without penalty if our counterparty fails to pay us or is financially unable to make timely payments to us under the terms of the CDS transactions.
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
Our business has traditionally involved taking credit risk in various forms across various asset classes, products and geographies. Credit risk is measured in our financial guaranty business as net par outstanding, which represents our proportionate share of the aggregate outstanding principal exposure on insured obligations. We are also responsible for the timely payment of interest on substantially all of our public finance and our non-corporate CDO structured finance obligations. For our insured corporate CDOs and CDOs of CMBS, net par outstanding represents the notional amount of credit protection we are providing on a pool of obligations.

1.	Aggregate Financial Guaranty Net Par Outstanding
The following table shows the distribution of our financial guaranty segment’s net par outstanding by type of exposure and as a percentage of financial guaranty’s total net par outstanding, as of the dates indicated.

	December 31,
	2013		2012
($ in billions)	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)
Type of Obligation
Public finance:
General obligation and other tax supported	$5.3	22.2%	$6.3	18.7%
Healthcare and long-term care	2.4	10.0	3.2	9.5
Water/sewer/electric gas and investor-owned utilities	1.3	5.4	1.8	5.3
Education	1.1	4.6	1.2	3.6
Airports/transportation	0.9	3.8	1.1	3.2
Escrowed transactions (2)	0.9	3.8	1.0	3.0
Housing	0.1	0.4	0.1	0.3
Other municipal (3)	0.5	2.1	0.6	1.8
Total public finance	12.5	52.3	15.3	45.4
Structured finance:
CDO	10.7	44.8	17.5	51.9
Asset-backed obligations	0.6	2.5	0.8	2.4
Other structured (4)	0.1	0.4	0.1	0.3
Total structured finance	11.4	47.7	18.4	54.6
Total	$23.9	100.0%	$33.7	100.0%
 ___________________

(1)
Represents our exposure to the aggregate outstanding principal on insured obligations. We are also responsible for the timely payment of interest on substantially all of our public finance and our non-corporate CDO structured finance obligations. For our insured corporate CDOs and CDOs of CMBS, net par outstanding represents the notional amount of credit protection we are providing on a pool of obligations.

(2)
Escrowed transactions are legally defeased bond issuances where cash or U.S. government securities in an amount sufficient to pay the remaining obligations under such bonds have been deposited in an escrow account for the benefit of the bond holders. Although we have little to no remaining credit risk on these transactions, our insurance policies remain outstanding under accounting principles generally accepted in the United States of America (“GAAP”).

(3)
Represents other types of municipal obligations, including human service providers, second-to-pay international public finance, non-profit institutions, project finance accommodations and stadiums, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

(4)
Represents other types of structured finance obligations, including DPRs, collateralized guaranteed investment contracts or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding. We no longer have exposure to DPRs as of December 31, 2013.

In addition to our net par outstanding, we continue to have exposure to trade credit reinsurance and surety insurance and reinsurance. Our exposure to these lines of business is measured using probable maximum loss (“PML”), which is the anticipated value of the largest potential loss affecting the insured exposure under a highly stressed scenario, while giving effect to any protective features (i.e. reinsurance or salvage). Based on our estimates, we believe the PML for our remaining trade credit and surety exposure was not material at December 31, 2013 and has not been material for the past several years. However, as discussed in Note 17 of Notes to Consolidated Financial Statements—Commitments and Contingencies—Other, we recently received claims relating to certain surety bonds, which we are in the process of disputing.

2.	Internal Ratings of our Financial Guaranty Net Par Outstanding
The following table identifies the internal credit ratings we have assigned to our net par outstanding as of December 31, 2013 and 2012:

	December 31,
	2013		2012
($ in billions)	Net Par Outstanding	Percent	Net Par Outstanding	Percent
Internal Credit Rating (1)
AAA	$9.2	38.5%	$15.2	45.1%
AA	1.1	4.6	1.6	4.7
A	3.1	13.0	3.6	10.7
BBB	8.3	34.7	10.5	31.2
BIG	2.2	9.2	2.8	8.3
Total	$23.9	100.0%	$33.7	100.0%
___________________

(1)
Represents our internal ratings estimates assigned to these credits utilizing our internal rating system. See “—Risk Management” below. Each rating within a letter category includes all rating grades within that letter category (e.g., an “A” rating includes “A+,” “A” and “A-”).

3.	Geographic Distribution of Insured Portfolio
The following table shows the geographic distribution of our public finance financial guaranty net par outstanding (as a percentage of our total financial guaranty net par outstanding) as of the dates indicated:

	December 31,
State	2013	2012
Domestic Public Finance by State:
California	7.4%	6.2%
New Jersey	4.1	3.7
Pennsylvania	2.8	2.5
Colorado	2.5	1.9
Texas	2.3	1.9
Illinois	2.2	1.6
Puerto Rico	1.9	1.6
Washington	1.5	1.1
Florida	1.5	1.1
New York	1.4	1.5
Other states	10.9	11.1
Total Domestic Public Finance	38.5	34.2
Escrowed Public Finance (1)	3.8	2.8
International Public Finance	10.0	8.4
Total Public Finance	52.3%	45.4%
 ___________________

(1)
The geographic breakdown of our Escrowed Public Finance is not relevant given that amounts due to be paid on these transactions have been collateralized and deposited with a trustee in an escrow account.

The following table shows the distribution of our international financial guaranty net par outstanding (including sovereign debt), as of the dates indicated:

	December 31,
	2013	2012
(In millions)	Net Par Outstanding	Net Par Outstanding
Type of Obligation
International Public Finance:
Non-European International Public Finance	$1,078.0	$1,386.9
Europe (other than “Stressed European Countries” below)	1,223.0	1,360.7
Stressed European Countries (1):
Spain	49.3	47.7
Italy	25.1	28.9
Hungary	21.9	22.5
Portugal	4.9	6.1
Total Stressed European Countries	101.2	105.2
International Structured Finance (2)	722.3	3,497.2
Total International Financial Guaranty Obligations (3)	$3,124.5	$6,350.0
___________________

(1)
Represents the six countries (Portugal, Italy, Ireland, Greece, Spain and Hungary) whose Sovereign obligations have been under particular stress in recent years due to economic uncertainty, potential restructuring and ratings downgrades. As of December 31, 2013, we have no net par exposure to Sovereign obligations in Greece or Ireland.

(2)
We consider an insured CDO transaction to be international if the jurisdiction where the largest portion of such transaction’s obligors or obligations, as applicable, is domiciled, is outside of the U.S. We consider our other structured finance insured obligations to be international if the issuer of such obligation is domiciled outside of the U.S.

(3)	As of December 31, 2013 and 2012, $172.9 million and $171.8 million, respectively, of our international public finance net par outstanding is Sovereign indebtedness.

4.	Largest Single Insured Risks
The following table represents our 10 largest public finance single risks by net par outstanding (together representing 10.8% of financial guaranty’s aggregate net par outstanding) as of December 31, 2013 along with the internal credit rating assigned as of that date to each credit:

	Internal Credit Rating (1)	Obligation Type	Aggregate Net Par Outstanding as of
Credit			December 31, 2013
			(In millions)
State of California	BBB	General Obligations	$570.6
North Bay Plenary Health Canadian Hospital (Assured Primary Insurer)	AAA	Healthcare	332.2
State of New Jersey	A	General Obligations	311.8
New Jersey, Transportation Trust Fund Authority	A	General Obligations	309.3
New Jersey Economic Development Authority School FAC	A	General Obligations	233.9
Puerto Rico, Commonwealth GO (2) (3)	BIG	General Obligations	225.5
Puerto Rico Highway and Transportation Authority (3)	BIG	Tax-Backed	175.7
Reliance Rail Finance Pty LTD (4)	BIG	Transportation	164.5
Thames Water Utilities Finance PLC	A	Investor Owned Utilities	128.5
United Utilities Water PLC (Syncora Guarantee Inc. (“Syncora”) Primary Insurer)	A	Investor Owned Utilities	115.0
			$2,567.0
_______________

(1)
Represents our internal ratings category assigned to these credits utilizing our internal rating system. Each letter category includes all rating grades within that letter category (e.g., an “A” rating includes “A+,” “A” and “A-”).

(2)	Includes exposure to Puerto Rico Public Buildings Authority, which is guaranteed by Puerto Rico.

(3)	We downgraded this exposure from the BBB category to the BB category in February 2014.

(4)	Represents second-to-pay exposure, either directly written or assumed, where the primary insurer is either Syncora ($103.7 million) or FGIC ($60.8 million).

The following table represents our 10 largest structured finance single risks by net par outstanding (together representing 23.1% of financial guaranty’s aggregate net par outstanding) as of December 31, 2013:

	Internal Credit Rating	Obligation Type	Scheduled Maturity Date		Aggregate Net Par Outstanding as of
Credit					December 31, 2013
					(In millions)
10-Yr Static Synthetic Investment-Grade Corporate CDO	AAA	Corporate CDO	2017		$600.0
10-Yr Static Synthetic Investment-Grade Corporate CDO	AAA	Corporate CDO	2017		600.0
10-Yr Static Synthetic Investment-Grade Corporate CDO	AAA	Corporate CDO	2017		600.0
10-Yr Static Synthetic Investment-Grade Corporate CDO	AAA	Corporate CDO	2017		600.0
10-Yr Static Synthetic Investment-Grade Corporate CDO	AAA	Corporate CDO	2017		600.0
Static Synthetic CDO of CMBS	AAA	CDO of CMBS	2049	(1)	598.5
10-Yr Static Synthetic Investment-Grade Corporate CDO	AAA	Corporate CDO	2017		562.5
Static Synthetic CDO of CMBS	AAA	CDO of CMBS	(2)		450.0
10-Yr Static Synthetic Investment-Grade Corporate CDO	AAA	Corporate CDO	2017		450.0
7-Yr Static Synthetic Investment-Grade Corporate CDO	AAA	Corporate CDO	2014		449.4
					$5,510.4
_______________

(1)	While the legal scheduled maturity date is in 2049, the expected maturity is in 2016.

(2)	Terminated in January 2014 due to our counterparty exercising its right to terminate the transaction on a walkaway basis.

5.	Corporate CDO Portfolio—Industry Concentration
The corporate entities underlying the credit protection in our directly insured corporate CDO transactions are well diversified by industry. The following table summarizes the five largest industry concentrations (according to Standard & Poor’s Financial Services LLC (“S&P”)) in our financial guaranty directly insured corporate CDO portfolio as of December 31, 2013:

Industry Classification	% of Total Notional
Telecommunications	7.4%
Financial Intermediaries	6.1
Industrial Equipment	5.6
Retail (excluding food and drug)	5.6
Utilities	5.0
Total of five largest industry concentrations	29.7%

C.	Defaults and Claims
The claims payment pattern in our financial guaranty business tends to fluctuate and may be low in frequency and high in severity. Generally, in the event of default, principal payments under a typical financial guaranty insurance policy may not be accelerated without our approval, or the approval of the ceding company in the case of reinsured transactions. Without such approval, the policyholder is entitled to receive payments of principal and interest from us or the ceding company on their regularly scheduled dates as if no default had occurred. In certain of the RMBS we insure, we may become obligated to pay claims to the extent the outstanding principal balance of the insured obligation exceeds the value of the collateral underlying such obligations for a specified number of reporting periods. We, or the ceding company, often have remedies against other parties to the transaction, which may be exercised both before and after making any required default payments.
In our synthetic corporate CDO transactions, losses arise upon the occurrence of a contractually specified credit event (e.g., bankruptcy, a failure to pay or certain restructuring of debt). For a synthetic corporate CDO transaction, a loss is an amount equal to the decrease in market value below the outstanding notional amount we have agreed to insure of a corporate bond meeting agreed upon criteria, but only to the extent that the aggregate of all such loss amounts exceeds an agreed upon amount of subordination.

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
Transaction underwriting included an analysis of credit and legal aspects of the transaction, as well as any specific risks that may be inherent in the transaction. Further, we utilized our proprietary internal economic capital model for risk analysis, valuation and as the basis for calculating our risk-adjusted returns on our capital for our financial guaranty business. All directly insured transactions and reinsurance business assumed on a facultative basis were subject to the risk committee decision process used in our financial guaranty business.
Our risk management department uses internal ratings in monitoring our insured transactions. We determine the ratings for a transaction based upon relevant information available to us, which includes: (1) periodic reports supplied by the issuer, trustee or servicer for the transaction; (2) publicly available information regarding the issuer, the transaction structure, the underlying collateral or asset class of the transaction and/or collateral; (3) communications with the issuer, trustee, collateral manager and servicer for the transaction; and (4) when available, public or private ratings assigned to our insured and reinsured transactions or to other obligations that have substantially similar risk characteristics to our transactions without the benefit of financial guaranty or similar credit insurance. In addition, for our assumed reinsurance transactions, we also use information provided by the ceding company, including the ratings assigned to the transaction by such insurer. We also utilize models and methodologies from the nationally recognized statistical ratings organizations (the “NRSROs”) to assist in such analysis. We use this information to develop an independent judgment regarding the risk and loss characteristics for our insured transactions. If public or private ratings have been used, our risk management analysts express a view regarding the opinion and analysis of the NRSROs. When our analysis of the transaction results in a different view of the risk and loss characteristics of an insured transaction, we may assign a different internal rating than that assigned by the NRSROs. Our internal ratings estimates are subject to revision periodically and may differ from the credit ratings assigned by the NRSROs for the same obligation. Unless otherwise indicated, the ratings of our financial guaranty obligations that are referenced in this report have been developed internally.

The following table describes the ratings scale we utilize for our internal ratings:

Internal Rating Category (1)	Rating is Assigned When our Analysis Indicates:
AAA	the obligor’s capacity to meet its financial commitment on the obligation is extremely strong and it is subject to the lowest level of credit risk
AA	the obligor’s capacity to meet its financial commitment on the obligation is very strong and it is subject to very low credit risk
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
When we refer to an obligation as “below investment grade” or “BIG,” it means we believe the obligation has significant speculative characteristics and is subject to at least substantial credit risk. BIG obligations are rated in the BB, B, CCC, CC, C or D categories.
The risk management function in our financial guaranty business is responsible for the identification, analysis, measurement and surveillance of credit, market, legal and operational risk associated with our financial guaranty transactions. Risk management is also primarily responsible for claims prevention and loss mitigation strategies. This discipline is applied both at the origination of the transaction and during the ongoing monitoring and surveillance of each exposure in the portfolio.
Under an administrative services agreement between Assured and Radian Asset Assurance, Assured provides surveillance, risk management, claims administration and claims payment services in connection with the policies ceded to Assured in 2012 although Radian Asset Assurance is the primary insurer.
Additional information regarding financial guaranty risk management is contained in Notes 2 and 10 of Notes to Consolidated Financial Statements and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserve for Losses—Financial Guaranty.”

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

IV.	Investment Policy and Portfolio
Our investment portfolio is our primary source of liquidity to satisfy our insured obligations and to support our ongoing operations.
We follow an investment policy that is applied on a consolidated risk and asset allocation basis and requires the following:

•
At least 75% of our investment portfolio, based on market value, must consist of investment securities that are assigned a quality designation of NAIC 1 by the National Association of Insurance Commissioners (“NAIC”) or equivalent ratings by a NRSRO (i.e., “A-” or better by S&P and “A3” or better by Moody’s Investor Service (“Moody’s”));

•
A maximum of 15% of our investment portfolio, based on market value, may consist of investment securities that are assigned a quality designation of NAIC 2 by the NAIC or equivalent ratings by a NRSRO (i.e., “BBB+” to “BBB-” by S&P and “Baa1” to “Baa3” by Moody’s); and

•
A maximum of 10% of our investment portfolio, based on market value, may consist of investment securities that are assigned quality designations NAIC 3 through 6 or equivalent ratings by a NRSRO (i.e., “BB+” and below by S&P and “Ba1” and below by Moody’s) and other investments not assigned NAIC quality designations (generally equity).

Portfolio construction is modeled to maximize long-term expected return while maintaining an acceptable risk level. Our investment objectives are to generate tax-efficient income, to preserve capital, and to utilize appropriate risk management. We manage the level of our short-term investments to meet our expected short-term cash requirements.
Our investment policies and strategies are subject to change, depending on regulatory, economic and market conditions and our then-existing or anticipated financial condition and operating requirements, including our tax position. The investments held at our insurance subsidiaries are also subject to insurance regulatory requirements applicable to such insurance subsidiaries.
Oversight responsibility of our investment portfolio rests with management—allocations are set by periodic asset allocation studies, calibrated by risk and return and after-tax considerations and are approved by the Investment and Finance Committee of our board of directors (the “Investment Committee”). We manage over 40% of the investment portfolio—the portion of the portfolio largely consisting of U.S. Treasury obligations and short-term investments—internally, with the remainder managed by eight external managers. External managers are selected by management based primarily upon the allocations approved by the Investment Committee, as well as factors such as historical returns and stability of their management teams. Management’s selections are presented to and approved by the Investment Committee.
At December 31, 2013, our investment portfolio had a cost basis of $5,009.6 million and carrying value of $4,931.2 million, including $1,429.2 million of short-term investments. Our investment portfolio did not include any real estate or whole mortgage loans at December 31, 2013. The portfolio included 53 privately placed, investment grade securities with an aggregate carrying value of $237.5 million at December 31, 2013. At December 31, 2013, 93.0% of our investment portfolio was rated investment grade.

A.	Investment Portfolio Diversification
The diversification of our investment portfolio at December 31, 2013 was as follows:

	Fair Value	Percent
($ in millions)
U.S. government and agency securities (1)	$402.9	8.2%
State and municipal obligations	621.4	12.6
Money market instruments	672.6	13.6
Corporate bonds and notes	1,036.6	21.0
RMBS (2)	560.4	11.4
CMBS	288.9	5.8
Other ABS (3)	195.8	4.0
Foreign government and agency securities	40.7	0.8
Equity securities (4)	225.8	4.6
Other investments (5)	136.4	2.7
Short-term investments—U.S. government treasury bills	756.6	15.3
Total	$4,938.1	100.0%
___________________

(1)	Substantially all of these securities are backed by the full faith and credit of the U.S. government.

(2)	These RMBS are guaranteed by Fannie Mae, Freddie Mac or Government National Mortgage Association (“Ginnie Mae”).

(3)	Primarily comprised of AAA-rated obligations.

(4)
Comprised of broadly diversified domestic equity mutual funds ($128.3 million fair value) and various preferred and common stocks invested across numerous companies and industries ($97.5 million fair value).

(5)
Includes $54.3 million (fair value) of investments that have a carrying value of $47.4 million, which represents amortized cost, as well as a guaranteed investment contract that is accounted for at fair value.

B.	Investment Portfolio Scheduled Maturity
The weighted average duration of the assets in our investment portfolio as of December 31, 2013 was 3.7 years. The following table shows the scheduled maturities of the securities held in our investment portfolio at December 31, 2013:

	Fair Value	Percent
($ in millions)
Short-term investments	$1,429.2	28.9%
Due in one year or less (1)	178.2	3.6
Due after one year through five years (1)	493.6	10.0
Due after five years through ten years (1)	825.6	16.7
Due after ten years (1)	686.3	13.9
RMBS (2)	560.4	11.4
CMBS (2)	288.9	5.8
Other ABS (2)	195.8	4.0
Other investments (3)	280.1	5.7
Total	$4,938.1	100.0%
___________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS and other ABS are shown separately, as they are not due at a single maturity date.

(3)	No stated maturity date.

C.	Investment Portfolio by Rating
The following table shows the ratings of our investment portfolio as of December 31, 2013:

	Fair Value	Percent
($ in millions)
Rating (1)
AAA (2)	$2,886.1	58.5%
AA	421.5	8.5
A	932.8	18.9
BBB	348.7	7.1
BB and below (3)	37.9	0.8
Not rated	25.7	0.5
Equity securities	150.1	3.0
Other invested assets (4)	135.3	2.7
Total	$4,938.1	100.0%
___________________

(1)	Reflects the highest NRSRO rating assigned to the security as of December 31, 2013.

(2)
Includes $402.9 million of AAA-rated U.S. government and agency securities, $508.8 million in Ginnie Mae securities, $31.0 million in Freddie Mac securities, and $20.5 million in Fannie Mae securities that have not been rated by a NRSRO as of December 31, 2013.

(3)	Securities in this category have been rated non-investment grade by a NRSRO as of December 31, 2013.

(4)	Includes Limited Partnership investments and a guaranteed investment contract held by a consolidated VIE.

D.	Investment Risk Concentration
The following table shows our investment in any person and its affiliates that exceeded 10% of our total stockholders’ equity as well as the percentage of our total investment portfolio that each of these investments represented as of December 31, 2013:

			Securities Classifications
	Market Value		Municipal Securities	US Treasury Money Market	Equity
($ in thousands)	$	%
Issuer Description
Northern Institutional Treasury Portfolio	$399,559	8.1%	$—	$399,559	$—
Vanguard Institutional Index Fund	128,286	2.6	—	—	128,286
State of Illinois	103,348	2.1	103,348	—	—
BlackRock Liquidity Funds T-Fund Portfolio Money Market	100,980	2.0	—	100,980	—
Federated Treasury Obligations Fund	99,450	2.0	—	99,450	—
Top Investment Portfolio Risk Concentrations	$831,623	16.8%	$103,348	$599,989	$128,286

V.	Regulation

A.	State Regulation
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
Our insurance subsidiaries’ premium rates and policy forms are generally subject to regulation in every state in which they are licensed to transact business. These regulations are intended to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. In most states where our insurance subsidiaries are licensed, premium rates and policy forms must be filed with the state insurance regulatory authority and, in some states, must be approved, before their use. Changes in premium rates may be subject to actuarial justification, generally on the basis of the insurer’s loss experience, expenses and future projections. In addition, states may consider general default experience in the mortgage insurance industry in assessing the premium rates charged by mortgage insurers.
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
The following represent our principal insurance companies:
Radian Guaranty. Radian Guaranty is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of credit insurance, which includes the authority to write mortgage guaranty insurance. It is a monoline insurer, restricted to writing only residential mortgage guaranty insurance. In addition to Pennsylvania, Radian Guaranty is authorized to write mortgage guaranty insurance (or in states where there is no specific authorization for mortgage guaranty insurance, the applicable line of insurance under which mortgage guaranty insurance is regulated) in each of the other 49 states, the District of Columbia and Guam. Radian Guaranty is a direct subsidiary of Radian Group.
Radian Asset Assurance. Radian Asset Assurance is domiciled and licensed in New York as a monoline financial guaranty insurer. Radian Asset Assurance is also licensed under New York insurance law to write some types of surety insurance and credit insurance. Radian Asset Assurance is a direct subsidiary of Radian Guaranty.
In addition to New York, Radian Asset Assurance is authorized to write financial guaranty or surety insurance (or in one state where there is no specific authorization for financial guaranty insurance, credit insurance) in each of the other 49 states, the District of Columbia, Guam, the U.S. Virgin Islands and the Commonwealth of Puerto Rico.
Radian Mortgage Assurance Inc. (“RMAI”). RMAI is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of credit insurance, which includes the authority to write mortgage guaranty insurance. It is a monoline insurer restricted to writing only residential mortgage guaranty insurance. In addition to Pennsylvania, RMAI is authorized to write mortgage guaranty insurance (or in states where there is no specific authorization for mortgage guaranty insurance, the applicable line of insurance under which mortgage guaranty insurance is regulated), in each of the other 49 states and the District of Columbia, other than Rhode Island where it operates under an industrial insured exemption. RMAI is not currently writing mortgage guaranty insurance. RMAI is a direct subsidiary of Radian Guaranty.

Radian Guaranty Reinsurance Inc. (“RGRI”). RGRI (formerly known as Commonwealth Mortgage Assurance Company of Texas) is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of credit insurance, which includes the authority to reinsure policies of mortgage guaranty insurance. It is a monoline insurer restricted to writing only mortgage guaranty insurance or reinsurance. RGRI is not licensed or authorized to write direct mortgage guaranty insurance in any states other than Pennsylvania and Texas. RGRI is a direct subsidiary of Radian Group.
Radian Insurance Inc. (“Radian Insurance”). Radian Insurance is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of credit insurance, which includes the authority to write mortgage guaranty and financial guaranty insurance, as well as the authority to reinsure policies of mortgage guaranty insurance. Radian Insurance is also authorized in Hong Kong to carry on the business of credit insurance, suretyship and miscellaneous financial loss (including mortgage guaranty insurance) through its Hong Kong branch office. Radian Insurance is not licensed or authorized to write direct credit insurance in any locality other than Pennsylvania and Hong Kong. Radian Insurance is a direct subsidiary of Radian Guaranty.
Radian Mortgage Insurance Inc. (“Radian Mortgage Insurance”). Radian Mortgage Insurance is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of credit insurance, which includes the authority to reinsure policies of mortgage guaranty insurance. Radian Mortgage Insurance is a monoline insurer restricted to writing only mortgage guaranty insurance or reinsurance. Radian Mortgage Insurance is not licensed or authorized to write direct mortgage guaranty insurance in any states other than Pennsylvania and Arizona. Radian Mortgage Insurance is a direct subsidiary of Radian Guaranty.

1.	Insurance Holding Company Regulation
Radian Group is an insurance holding company and our insurance subsidiaries belong to an insurance holding company system. All states have enacted legislation regulating insurance holding company systems, including the non-insurer holding company within that system. These laws generally require each insurance subsidiary within an insurance holding company system to register with the insurance regulatory authority of its domiciliary state, and to furnish to the regulators in these states applicable financial statements, statements related to intercompany transactions and other information concerning the holding company and its affiliated companies within the holding company system that may materially affect the operations, management or financial condition of insurers or the holding company system.
We currently have insurance subsidiaries domiciled in Pennsylvania and New York. As a result, Radian Group is considered an insurance holding company and the insurance holding company laws of Pennsylvania and New York regulate, among other things, certain transactions between Radian Group, our insurance subsidiaries and other parties affiliated with us. These laws also govern certain transactions involving Radian Group’s common stock, including transactions that constitute a “change of control” of Radian Group and, consequently, a “change of control” of our insurance subsidiaries. Specifically, no person may, directly or indirectly, seek to acquire “control” of Radian Group or any of its insurance subsidiaries unless that person files a statement and other documents with the commissioners of insurance of the states in which our insurance subsidiaries are domiciled and each commissioner’s prior approval is obtained. “Control” generally is defined broadly in these statutes. For example, under Pennsylvania’s insurance statutes, control is “presumed to exist if any person, directly or indirectly, owns, controls, holds with power to vote or holds proxies representing ten percent (10%) or more of the voting securities” of a holding company of a Pennsylvania domestic insurer. The statute further defines “control” as the “possession, direct or indirect, of the power to direct or cause the direction of the management and policies of” an insurer.
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
In 2012, Pennsylvania adopted amendments to its insurance holding company statutes that impose more extensive informational and reporting requirements on parents and other affiliates of Pennsylvania-domiciled insurers with the purpose of protecting them from enterprise risk. Pennsylvania also adopted the Risk Management and Own Risk and Solvency Assessment Act, effective January 1, 2015, which will, among other things, require Pennsylvania-domiciled insurers to maintain a risk management framework and conduct an Own Risk and Solvency Assessment (“ORSA”) in accordance with applicable NAIC requirements.

2.	Dividends
Radian Guaranty, Radian Insurance, RMAI, Radian Mortgage Insurance and RGRI. Under Pennsylvania’s insurance laws, dividends and other distributions may only be paid out of an insurer’s positive unassigned surplus, measured as of the end of the prior fiscal year, unless the Pennsylvania Insurance Commissioner approves the payment of dividends or other distributions from another source. Radian Guaranty, Radian Insurance, RMAI, Radian Mortgage Insurance and RGRI each had negative unassigned surplus at December 31, 2013 of $623.1 million, $305.0 million, $161.0 million, $69.1 million and $360.7 million, respectively; therefore, no dividends or other distributions can be paid from these subsidiaries in 2014 without approval from the Pennsylvania Insurance Commissioner.
While all proposed dividends and distributions to shareholders must be filed with the Pennsylvania Insurance Department prior to payment, if a Pennsylvania domiciled insurer had positive unassigned surplus as of the end of the prior fiscal year, then unless the prior approval of the Pennsylvania Insurance Commissioner is obtained, such insurer could only pay dividends or other distributions during any 12-month period in an aggregate amount less than or equal to the greater of: (i) 10% of the preceding year-end statutory policyholders’ surplus; or (ii) the preceding year’s statutory net income. Radian Guaranty, Radian Insurance, RMAI, Radian Mortgage Insurance and RGRI did not have positive unassigned surplus as of the end of 2012, and therefore did not have the ability to pay any dividends in 2013.
Radian Asset Assurance. Under New York insurance laws, Radian Asset Assurance may only pay dividends from statutory earned surplus. While all proposed dividends and distributions to shareholders must be filed with the NYSDFS prior to payment, Radian Asset Assurance may pay “ordinary dividends” without prior approval of the NYSDFS when the total of all other dividends declared or distributed by it during the preceding 12 months, is the lesser of 10% of its statutory surplus to policyholders, as shown on its last statement on file with the NYSDFS, or 100% of statutory adjusted net investment income during such period. In addition the NYSDFS, in its discretion, may approve a dividend distribution greater than would be permitted as an ordinary dividend. In the third quarter of 2013, Radian Asset Assurance paid an ordinary dividend of $36.0 million to Radian Guaranty. We expect that Radian Asset Assurance will next have the capacity to pay an ordinary dividend, of approximately $32 million, to Radian Guaranty in the third quarter of 2014.

3.	Risk-to-Capital
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum ratio of statutory capital relative to the level of net RIF, or “risk-to-capital.” Sixteen states (the “RBC States”) currently impose a statutory or regulatory risk-based capital requirement (the “Statutory RBC Requirement”). The most common Statutory RBC Requirement is that a mortgage insurer’s risk-to-capital ratio may not exceed 25 to 1. In certain of the RBC States there is a Statutory RBC Requirement that Radian Guaranty must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels (the “MPP Requirement”). The statutory capital requirements for the non-RBC States are de minimis (ranging from $1 million to $5 million); however, the insurance laws of these states generally grant broad supervisory powers to state agencies or officials to enforce rules or exercise discretion affecting almost every significant aspect of insurance business, including the power to revoke or restrict an insurance company’s ability to write new business. Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of such state, it may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. In 2013 and 2012, the RBC States accounted for approximately 55.7% and 54.3%, respectively, of Radian Guaranty’s total primary NIW.
As of December 31, 2013, Radian Guaranty’s risk-to-capital ratio was 19.5 to 1 and Radian Guaranty was in compliance with all applicable Statutory RBC Requirements. Currently, we expect to maintain Radian Guaranty’s risk-to-capital ratio at or below 20 to 1. However, we expect this target level to change upon the modification of GSE eligibility requirements or future changes in applicable regulatory requirements. See “Item 1A. Risk Factors—Our insurance subsidiaries are subject to comprehensive regulations and other requirements, including capital adequacy measures, which if we fail to satisfy, could limit our ability to write new insurance and increase restrictions and requirements placed on our insurance subsidiaries.”
The NAIC is in the process of reviewing the minimum capital and surplus requirements for mortgage insurers and considering changes to the Mortgage Guaranty Insurers Model Act (the “Model Act”). While the outcome of this process is not known, it is possible that the NAIC will recommend and adopt more stringent capital requirements that could increase the capital requirements for Radian Guaranty in states that adopt the new Model Act. If the NAIC proposals include more onerous capital requirements, we may need to provide additional capital support to, or arrange additional capital relief for, Radian Guaranty. See “Item 1A. Risk Factors—Radian Group’s sources of liquidity may be insufficient to fund its obligations.”

4.	Contingency Reserves
For statutory reporting, mortgage insurance companies are required annually to set aside contingency reserves in an amount equal to 50% of earned premiums. Such amounts cannot be released into surplus for a period of 10 years, except when loss ratios exceed 35%, in which case the amount above 35% can be released under certain circumstances. The contingency reserve, which is designed to be a reserve against catastrophic losses, essentially restricts dividends and other distributions by mortgage insurance companies. We classify the contingency reserves of our mortgage insurance subsidiaries as a statutory liability. At December 31, 2013, Radian Guaranty, Radian Insurance, Radian Mortgage Insurance and RGRI had contingency reserves of $23.0 million, $35.5 million, $6.9 million and $38.5 million, respectively.
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
In 2011, 2012 and 2013, we received approval from the NYSDFS to release approximately $30.4 million, $54.5 million and $61.1 million, respectively, from the contingency reserves of Radian Asset Assurance to statutory surplus as a result of certain policies that had matured and other insurance coverage that was terminated.
At December 31, 2013, Radian Asset Assurance had contingency reserves of $264.0 million.

5.	Reinsurance
Certain states limit the amount of risk a mortgage insurer may retain on a single loan to 25% of the total loan amount. Coverage in excess of 25% (i.e., deep coverage) must be reinsured. Radian Guaranty currently reinsures coverage in excess of 25% with RGRI, Radian Insurance and Radian Mortgage Insurance in order to remain in compliance with these insurance regulations.

B.	Federal Regulation

1.	Real Estate Settlement Procedures Act of 1974 (“RESPA”)
Settlement service providers in connection with the origination or refinance of a federally regulated mortgage loan are subject to RESPA. In December 1992, regulations were issued stating that mortgage insurance is considered a settlement service, and therefore, subject to RESPA. As a result, mortgage insurers are subject to the anti-referral fee provisions of Section 8(a) of RESPA, which generally provide, among other things, that mortgage insurers are prohibited from paying or accepting any thing of value in consideration of the referral of business to the mortgage insurer. Many states have similar provisions that prohibit mortgage insurers from giving rebates. RESPA has been interpreted to cover many non-fee services as well. Under the Dodd-Frank Act, the authority to implement and enforce RESPA was transferred to the Consumer Financial Protection Bureau (“CFPB”).
We and other mortgage insurers are currently facing private lawsuits alleging, among other things, that our captive reinsurance arrangements constitute unlawful payments to mortgage lenders under RESPA, and in the past, we have been subject to lawsuits alleging that our pool insurance and contract underwriting services violated RESPA. In addition, we and other mortgage insurers have been subject to inquiries and investigative demands from state and federal governmental agencies, including the CFPB, requesting information relating to captive reinsurance. In April 2013, we reached a settlement with the CFPB that concluded its investigation with respect to Radian Guaranty without any findings of wrongdoing. For additional information about recent litigation and governmental inquiries regarding RESPA and our captive reinsurance arrangements, see “Item 3. Legal Proceedings” and “Item 1A. Risk Factors—Legislation and regulatory changes and interpretations could harm our mortgage insurance business and —We are subject to the risk of private litigation and regulatory proceedings.” We have not entered into any new captive reinsurance arrangement since 2007.

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
The SAFE Act requires mortgage loan originators to be licensed and/or registered with the Nationwide Mortgage Licensing System and Registry (the “Registry”). The Registry is a database established by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators. Among other things, the database was established to support the licensing of mortgage loan originators by each state. As part of this licensing and registration process, loan originators who are employees of institutions other than depository institutions or certain of their subsidiaries that, in each case, are regulated by a Federal banking agency, must generally be licensed under the SAFE Act guidelines enacted by each state in which they engage in loan originator activities and registered with the Registry. To the extent that the SAFE Act is interpreted to apply to our contract underwriters and we are unable to achieve compliance with the SAFE Act in one or more applicable states, we may seek to provide our services through a licensed third-party vendor, and if this is not feasible, we may be required to cease or limit our contract underwriting services in such applicable states. See “Item 1A. Risk Factors—We face risks associated with our contract underwriting business.”

3.	Home Mortgage Disclosure Act of 1975 (“HMDA”)
HMDA requires most originators of mortgage loans (among others) to collect and report data relating to a mortgage loan applicant’s race, nationality, gender, marital status and census tract to their respective federal reporting agency. The purpose of the HMDA is to detect possible discrimination in home lending and, through disclosure, to discourage this discrimination. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data. However, mortgage insurers have voluntarily agreed to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.

4.	Mortgage Insurance Cancellation
The Homeowners Protection Act of 1998 (“HPA”) imposes certain cancellation and termination requirements for borrower-paid private mortgage insurance and requires certain disclosures to borrowers regarding their rights under the law. The HPA also requires certain disclosures for loans covered by lender-paid private mortgage insurance. Specifically, the HPA provides that private mortgage insurance on most loans originated on or after July 29, 1999 may be canceled at the request of the borrower once the LTV reaches 80% of the original unpaid principal balance, provided that certain conditions are satisfied. Under HPA, private mortgage insurance must be canceled automatically once the LTV reaches 78% of the unpaid principal balance (or, if the loan is not current on that date, on the date that the loan becomes current).
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
The Fair Credit Reporting Act of 1970 (“FCRA”), as amended, imposes restrictions on the permissible use of credit report information. FCRA has been interpreted by some Federal Trade Commission (“FTC”) staff to require mortgage insurance companies to provide “adverse action” notices to consumers in the event an application for mortgage insurance is declined on the basis of a review of the consumer’s credit.

6.	The GSEs and FHA
As the largest purchasers of conventional mortgage loans, and therefore, the main beneficiaries of private mortgage insurance, the GSEs impose requirements on private mortgage insurers that wish to insure loans sold to the GSEs. In order to be eligible to insure loans purchased by the GSEs, mortgage insurers must meet the GSE eligibility requirements. The current eligibility requirements, among other things, impose limitations on the type of risk insured, standards for the geographic and customer diversification of risk, procedures for claims handling, standards for acceptable underwriting practices, standards for certain reinsurance cessions and financial requirements. In order to maintain the highest level of eligibility with the GSEs, mortgage insurers historically had to maintain an insurance financial strength rating of AA- or Aa3 from at least two of the three rating agencies by which they are customarily rated. Although our ratings have been downgraded substantially below these required ratings, the GSEs have allowed Radian Guaranty to operate under business and financial remediation plans and retain its eligibility status. If the GSEs believe that our remediation plans are not satisfactory, including in particular that such plans will not provide the level of capital required by our mortgage insurance business, we could lose our eligibility with the GSEs. See “Item 1A. Risk Factors—Radian Guaranty could lose its eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by Radian Guaranty, which would significantly impair our mortgage insurance franchise.” Some of the more recent programs of the GSEs require less mortgage insurance coverage than they historically have required, and they have the ability to further reduce coverage requirements.
The GSEs acting independently or through their conservator, the Federal Housing Finance Agency (“FHFA”), also have the ability, among other things to:

•
implement new eligibility requirements for mortgage insurers, including increased capital adequacy standards (see “Item 1A. Risk Factors—Radian Guaranty could lose its eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by Radian Guaranty, which would significantly impair our mortgage insurance franchise.”);

•	alter underwriting standards on mortgages they purchase;

•	establish policies or requirements that may result in a reduction in the number of mortgages they acquire;

•	alter the national conforming loan limit for mortgages acquired by them;

•	alter the terms on which mortgage insurance coverage may be canceled before reaching the cancellation thresholds established by law;

•
establish and change the terms required to be included in mortgage insurance policies they acquire. (The private mortgage insurers recently implemented changes to their master insurance policies to reflect a series of changes agreed upon with the GSEs with respect to, among other things, loss mitigation and claims processing activities, as well as the GSEs’ rights under the policies. These changes are expected to become effective in 2014.);

•	require private mortgage insurers to perform specified activities intended to avoid or mitigate loss on insured mortgages that are in default;

•
establish and require changes to the amount of loan level delivery fees or guarantee fees (which may result in higher cost to borrowers) that the GSEs charge on loans that require mortgage insurance (see “Item 1A. Risk Factors—Our mortgage insurance business faces intense competition.”);

•
intervene in mortgage insurers’ rescission practices or settlements with servicers. (In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for settlements with servicers and Fannie Mae advised its servicers that they are prohibited from entering into such settlements.); and

•	influence a mortgage lender’s selection of the mortgage insurer providing coverage.
We have participated in “affordable housing” programs for low- and moderate-income borrowers. These programs have included mortgages with LTV ratios between 90.01% to 95%, 95.01% to 97%, and 97.01% to 100% and liberalized underwriting guidelines to achieve the programs’ objectives. Although our default experience on loans that we have insured through these programs has been worse than on loans that are not “affordable housing” loans, the percentage of our RIF currently attributable to these programs is not material. As of January 2013, the GSEs discontinued programs to acquire loans with LTV ratios at or above 97%.
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
Under the Emergency Economic Stimulus Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act of 2009, the loan limits for FHA-insured loans and the loan limits on GSE conforming loans in certain areas, were temporarily increased to a maximum of $729,750. The increase in the loan limits for FHA-insured loans and GSE conforming loans was intended to increase the size of the secondary market for purchasing and securitizing home loans and to encourage the GSEs to continue to provide liquidity to the residential mortgage market, particularly in higher-priced areas, at a time when many banks and similar institutions had significantly curtailed their activities due to the subprime lending crisis that developed during 2007. On October 1, 2011, the higher FHA and GSE loan limits expired and those limits decreased to $625,500. In November 2011, Congress raised FHA’s loan limits for high cost areas back to $729,750, while keeping the GSE limits for high-cost areas at $625,500, resulting in loan limits for FHA-insured loans that were higher than loan limits for privately-insured loans for the first time in history, enabling FHA to insure a broader range of loans than private mortgage insurers. These higher FHA loan limits expired December 31, 2013 resulting in the GSEs and FHA now both being subject to the same loan limits.
In November 2011, the U.S. Department of Housing and Urban Development (“HUD”) released its annual report to Congress on the financial condition of the FHA Mutual Mortgage Insurance Fund, which found that the FHA’s single family mortgage and reverse mortgage insurance programs had fallen below the statutorily-required 2% capital reserve ratio.
In September 2013, the FHA was required to access its existing U.S. Department of the Treasury (“U.S. Treasury”) line of credit in the amount of $1.7 billion in order to ensure it has sufficient reserves to cover anticipated losses on the loans it insures. The FHA continues to operate below its statutorily-required capital reserve ratio.
As a result of the FHA’s financial condition, Congress is now considering FHA reform in addition to GSE reform. Legislation to significantly change the solvency of the FHA has been introduced in Congress. Among other things, the proposed legislation seeks to raise the minimum capital ratio for the FHA. Given that FHA and GSE reform have significant impacts on each other, as well as on borrower access to credit and the housing market more broadly, policymakers may consider both GSE reform and FHA reform together. It is unclear whether FHA reform legislation will be adopted and, if so, what provisions it might ultimately contain and how it might impact the private mortgage insurance industry.

7.	Housing Finance Reform
In February 2011, the Obama Administration released a proposal to reform the U.S. housing finance market. In its proposal, the Obama Administration sought to gradually reduce the federal government’s role in housing finance, including the ultimate wind-down of the GSEs, and to increase the role of private capital.
The Obama Administration’s proposal has shaped the debate in Congress as the Senate Banking Committee and the House Financial Services Committee are currently considering legislation to reform the housing finance market. Most of the legislative proposals have included reference to loan level credit enhancement, such as private mortgage insurance. It is unclear whether housing finance reform legislation will be adopted and, if so, what form it will ultimately take.
In February 2012, the acting director of the FHFA, proposed to Congress a strategic plan for the next phase of the conservatorship of the GSEs. This plan, as updated, identifies three strategic goals for this next phase: (1) build a single infrastructure to support the mortgage credit business, including mortgage servicing agreements and requirements placed on companies that service mortgages; (2) reduce the GSEs’ presence in the market and replace them with increased private sector participation; and (3) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. We believe the most significant components of this plan are the FHFA’s recommendations for: (i) shifting mortgage credit risk to the private sector through increases to the GSE guarantee fee pricing in an effort to encourage private capital; (ii) establishing risk-sharing arrangements that require private investors to share in credit loss; and (iii) expanding reliance on mortgage insurance by requiring deeper mortgage insurance coverage on individual loans or through pool-level insurance policies to insure a portion of the mortgage credit risk currently retained by the GSEs. At this time, it is not possible to estimate the impact of the FHFA’s proposed strategic plan on our business.

In January 2014, following the appointment of Mel Watt as Director of the FHFA, the FHFA announced that it would delay the implementation of planned increases to the GSEs’ guarantee fees that were scheduled to go into effect in March 2014. The FHFA delayed implementation in order to further review the impact that these increases might have on the availability of mortgage credit. Part of the review will likely take into consideration a FHFA Request for Comment on a proposal to increase GSE guarantee fees at regular intervals beginning in October 2014.
As the regulator and conservator of the GSEs, the FHFA has made changes to the business and operations of the GSEs. Both Fannie Mae and Freddie Mac have reported profits for the past several quarters and this development may impact the timing and outcome of efforts to reform the GSEs and the housing finance system in the U.S.
There is a possibility that new federal legislation could change the role of private mortgage insurance by, among other items, changing the combined LTV ratio for which private mortgage insurance or other loan level credit enhancement is required by the GSEs, changing the role of the GSEs in the secondary mortgage market, or continuing to change the GSE guarantee fees and FHA premium pricing. See “Item 1A. Risk Factors—Because most of the mortgage loans that we insure are sold to Freddie Mac and Fannie Mae, changes in their charters or business practices could significantly impact our mortgage insurance business.” and “—Our mortgage insurance business faces intense competition.” We cannot predict whether any of the existing housing finance reform proposals will be adopted or how any new laws, regulations or initiatives that may be proposed will impact our business.

8.	The Dodd-Frank Act
The Dodd-Frank Act contains many requirements and mandates significant rulemaking by several regulatory agencies to implement the Dodd-Frank Act’s provisions. The full scope of the Dodd-Frank Act and its impact on our mortgage insurance and financial guaranty businesses remain uncertain. The Dodd-Frank Act established the CFPB to regulate the offering and provision of consumer financial products and services, including residential mortgages, under federal law and transferred authority to the CFPB to enforce many existing consumer related federal laws. Under the Dodd-Frank Act, the CFPB is authorized to issue regulations prohibiting a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan (the “Ability to Repay rule”). The Dodd-Frank Act provides that a creditor may presume that a borrower will be able to repay a loan if the loan has certain low-risk characteristics that meet the definition of a qualified mortgage (“QM”).
On January 10, 2013, the CFPB issued the CFPB QM Rule. The CFPB QM Rule became effective on January 10, 2014. Under the CFPB QM Rule, a loan is deemed to be a QM if, among other factors:

•	the term of the loan is less than or equal to 30 years;

•	there are no negative amortization, interest only or balloon features;

•	the lender properly documents the loan in accordance with the requirements;

•	the total “points and fees” do not exceed certain thresholds (as further discussed below); and

•	the total debt-to-income ratio of the borrower does not exceed 43%.
Loans that meet the definition of a QM under the CFPB QM Rule receive either a rebuttable or conclusive presumption of compliance with the rule’s ability to repay requirements depending upon the pricing of the loan relative to the Average Prime Offer Rate. The CFPB QM Rule provides a “safe harbor” for loans that otherwise satisfy the CFPB QM requirements and have annual percentage rates (“APRs”) below the threshold of 150 basis points over the Average Prime Offer Rate, and a “rebuttable presumption” for loans that otherwise satisfy the CFPB QM requirements and have an APR at or above that threshold. For a loan to satisfy the CFPB QM Rule requirements, the points and fees payable in connection with the loan may not exceed 3% of the total loan amount (for loans of $100,000 or more; different limitations apply to smaller balance loans). As it relates to private mortgage insurance, any premium charges payable after closing (e.g., monthly premiums) are excluded from the points and fees calculation. With regard to up-front private mortgage insurance premiums (premium charges payable at or before closing), the portion of the premium that is not in excess of the then current up-front FHA premium at the time of the loan’s origination is also excluded from the points and fees calculation (so long as the charges meet certain refundability criteria), while any portion that is in excess of the current up-front FHA premium is included in the calculation of points and fees. We offer mortgage insurance products that provide for up-front premiums and to the extent that these products cause a loan not to meet the CFPB QM Rule requirements, it may impact the structure, marketability and pricing of these products which could impact the amount and mix of new insurance we write and our share of the private mortgage insurance market.

Most notably for the private mortgage insurance industry, the CFPB QM Rule establishes a temporary alternative QM definition applicable to any loans that are eligible to be purchased, guaranteed or insured by the GSEs. Loans acquired by the GSEs are allowed QM status under this temporary rule if they meet requirements to avoid certain loan features that are considered as increasing the risk of default (e.g., no negative amortization and generally no balloons or interest-only features) and the limitation on points and fees discussed above. Under the temporary alternative QM definition, adherence to the CFPB QM Rule provision governing the back end debt-to-income ratio of 43% will not be required for loans acquired by the GSEs. The GSEs will continue to purchase loans that meet the underwriting and delivery eligibility requirements stated in their respective selling guides, even if the borrowers of such loans have a debt-to-income ratio of greater than 43%. With regard to GSE-eligible loans, the temporary alternative QM definition will expire on the earlier of seven years from the effective date of the rule or when GSE conservatorship or receivership ends.
The Dodd-Frank Act separately granted statutory authority to HUD (for FHA-insured loans), the VA (for VA-guaranteed loans), the U.S. Department of Agriculture (“USDA”) and the Rural Housing Service (“RHS”) to develop their own definitions of a qualified mortgage in consultation with the CFPB. In December 2013, HUD adopted a separate definition of a qualified mortgage for loans insured by the FHA. HUD’s qualified mortgage definition is less restrictive than the CFPB’s definition in certain respects and it is possible that lenders will prefer the FHA-insured loans to loans insured by private mortgage insurance. To the extent other government agencies that guarantee residential mortgage loans also adopt their own definitions of a qualified mortgage and those definitions are more favorable to lenders and mortgage holders than the CFPB QM Rule that applies to the GSEs and the markets in which we operate, our mortgage insurance business may be adversely affected.
There is a risk that the Ability to Repay rules will restrict the size of the overall mortgage market, and consequently, the number of loans requiring private mortgage insurance, due to the unwillingness of creditors to provide non-qualified mortgages. Further, the bifurcation between loans that are eligible for either a conclusive or a rebuttable presumption could also further impact the market for loans generally available for private mortgage insurance.
The Dodd-Frank Act requires securitizers to retain some of the credit risk associated with mortgage loans that they transfer, sell or convey, unless the mortgage loans are qualified residential mortgages (“QRMs”) or are insured by the FHA or another federal agency. The Dodd-Frank Act provides that the definition of QRM will be determined jointly by six separate regulators, with consideration to be given, among other things, to the presence of mortgage insurance in connection with loan performance. The risk retention requirement is imposed on “securitizers” and not the originators or subsequent purchasers, although in certain circumstances a portion of the risk may be allocated to the originator. In March 2011, regulators released a proposed rule that included a proposed definition of QRM. That proposed rule included down payment requirements for QRMs without incorporating or including consideration of loans that are covered by mortgage insurance. In response to public comments to the proposed rule, federal regulators issued a revised proposed risk retention rule, including a definition of QRMs, in August 2013. The revised proposed rule generally defines QRM as a mortgage meeting the requirements of a qualified mortgage under the CFPB QM Rule described above. The regulators also proposed an alternative definition of QRMs (“QM-plus”) that utilizes certain QM criteria but also includes a maximum LTV of 70%. Neither of the revised proposed QRM definitions incorporate or consider the use of mortgage insurance. The public comment period for the new proposed rule expired on October 30, 2013. Substantially all of our primary RIF includes loans for which the down payment was less than 20% and, therefore, the LTV would exceed 80%. For information regarding the percentage of our primary RIF by LTV, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—NIW, IIF, RIF.”
Because of the capital support provided by the U.S. Government to the GSEs, the GSEs satisfy the proposed risk retention requirements of the Dodd-Frank Act while they are in conservatorship, so sellers of loans to the GSEs will not be subject to the risk retention requirements referenced above. This means that lenders that originate loans that are sold to or securitized with the GSEs while the GSEs are in conservatorship would not be required to retain risk under the proposed or final QRM rule.
For loans that are securitized in the private label securitization market, if the final QRM definition does not give consideration to private mortgage insurance in calculating LTV or it provides that loans with down payments of less than 20% do not qualify as a QRM, it could have an adverse effect on the demand for private mortgage insurance in this market. The public comment period for the revised proposed rule expired on October 30, 2013. The timing for the adoption of final risk retention rules and the QRM definition remains uncertain and we cannot be certain of the form the final rules and the definition may take.

In addition to the foregoing, the Dodd-Frank Act:

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

•
places limits on the ability of many financial institutions to hold certain assets, including those referred to as “covered funds.” To the extent that financial institutions that are included in our insured portfolios (primarily in our insured TruPs CDOs) for which we provide credit protection may be required to liquidate assets at a loss, or the market perceives there is a risk of such losses, it may adversely affect the credit quality of the institution and consequently increase our derivative liability, and could produce credit losses, on such insured obligations;

•
establishes a Financial Stability Oversight Council (“FSOC”), which is authorized to subject non-bank financial companies deemed systemically important financial institutions to more rigorous prudential standards and other requirements and to subject such companies to a special liquidation process outside the federal bankruptcy code, administered by the Federal Deposit Insurance Corporation (the “FDIC”) (although insurance company subsidiaries would remain subject to liquidation and rehabilitation proceedings under state law). Additionally, in 2013, the FSOC designated several large insurers as systemically important financial institutions and is in the stages of reviewing several more. In its 2012 Annual Report, the FSOC recommended that FSOC member agencies, HUD, and Congress develop a long-term housing finance reform framework that supports the central role of private capital and the emphasis on consumer and investor protections in any future housing finance system. It is unclear whether the FSOC will take any additional steps to address housing finance reform; and

•
establishes a Federal Insurance Office within the U.S. Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding insurers to be designated as systemically important institutions and subject to more stringent regulation. The Federal Insurance Office recently published a study on how to modernize and improve the system of insurance regulation in the U.S., which recommended the development and implementation of federal oversight for private mortgage insurers. To the extent these recommendations are acted upon by legislators or other executive action, a divergence from the current system of state regulation could increase compliance burdens and possibly impact our financial condition.

We cannot predict the requirements of the remaining final regulations ultimately adopted under the Dodd-Frank Act, the full effect such regulations will have on financial markets generally, or on our mortgage insurance and financial guaranty businesses specifically, the additional costs associated with compliance with such regulations or changes to our operations that may be necessary to comply with the Dodd-Frank Act and the rules adopted thereunder, any of which could have a material adverse effect on our businesses, cash flows, financial condition and results of operations.
See “Item 1A. Risk Factors—The Dodd-Frank Act may have a material effect on our mortgage insurance and financial guaranty businesses.”

9.	Homeowner Assistance Programs
EESA included provisions that require the U.S. Secretary of the Treasury (“Treasury Secretary”) to encourage further use of the Hope for Homeowners program. Under EESA, the Treasury Secretary is required to “maximize assistance to homeowners and encourage mortgage servicers to take advantage of available programs (including the Hope for Homeowners program) to minimize foreclosures.” In 2008, the U.S. Treasury announced the Homeowner Affordability and Stability Plan to restructure or refinance mortgages to avoid foreclosures through: (i) refinancing mortgage loans through HARP; (ii) modifying first- and second-lien mortgage loans through the Homeowner Affordable Modification Program (“HAMP”) and the Second Lien Modification Program; and (iii) offering other alternatives to foreclosure through the Home Affordable Foreclosure Alternatives Program (“HAFA”). Details of these programs are as follows:

•
In 2009, the GSEs began offering the HARP program, which allows a borrower who is not delinquent to refinance his or her mortgage to a more stable or affordable loan if such borrower has been unable to take advantage of lower interest rates because his or her home has decreased in value. To be eligible, a borrower must meet certain conditions, including that the borrower must be current on the mortgage at the time of the refinance, with no late payment in the past six months and no more than one late payment in the past 12 months. In November 2011, FHFA made enhancements to the HARP program (“HARP 2”) to increase the number of borrowers who can qualify for refinancing. The HARP 2 program was recently extended to December 31, 2015 for loans that were originated or acquired by the GSEs by or before May 30, 2009. Importantly, the FHFA reached an agreement with private mortgage insurers to facilitate the transfer of mortgage insurance on loans to be refinanced without regard to LTV. Legislation is not required to make changes to HARP because FHFA has the authority to make changes to the program on its own. This may include changes to further extend the program beyond 2015 or to expand eligibility requirements. Whether any changes will be implemented or the potential impact of any such changes is unknown.

•
In February 2009, the U.S. Treasury established HAMP as a program to modify certain loans to make them more affordable to borrowers, with the goal of reducing the number of foreclosures. Under HAMP, an eligible borrower’s monthly payments may be lowered by lowering interest rates, extending the term of the mortgage or deferring principal. To be eligible, a borrower must meet certain conditions, including conditions with respect to the borrower’s current income and non-mortgage debt obligations. In June 2012, the HAMP program extended the population of eligible homeowners to (i) homeowners applying for a modification on a home that is not their primary residence, but the property is currently rented or the homeowner intends to rent it; (ii) homeowners who were previously ineligible because their debt-to-income ratio was 31% or lower; (iii) homeowners who previously received a HAMP trial period plan, but defaulted in their trial payments; and (iv) homeowners who previously received a HAMP permanent modification, but defaulted in their payments, therefore losing good standing. Enrollment in the HAMP program was recently extended to coincide with the HARP deadline of December 31, 2015.

•
HAFA, which became effective in April 2010, is intended to provide additional alternatives to foreclosures by providing incentives to encourage a borrower and servicer to agree that: (i) a borrower can sell his or her home for less than the full amount due on the mortgage and fully satisfy the mortgage; or (ii) a borrower can voluntarily transfer ownership of his or her home to the servicer in full satisfaction of the mortgage. Loans that are eligible for this program must have been originated prior to January 1, 2009.

•
The U.S. Treasury also has developed uniform guidance for loan modifications to be used by participating servicers in the private sector. The GSEs have incorporated material aspects of these guidelines for loans that they own and loans backing securities that they guaranty.

See “Item 1A. Risk Factors—Loan modification, refinancing and other similar programs may not provide us with a material benefit.”
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
In February 2012, the U.S. Department of Justice, HUD and 49 state attorneys general (excluding Oklahoma) announced a $25 billion global settlement with Ally Financial Inc., Bank of America Corporation, Citibank, JPMorgan Chase Bank, N.A. and Wells Fargo Bank N.A. According to the announcement, the settlement resolved many of the potential state and federal civil charges about allegations of improper foreclosure practices, including “robosigning.” Consumer relief payments in the form of, among other things, permanent principal reductions on eligible delinquent loans comprise $17 billion of the settlement. The settlement also includes $3 billion to facilitate refinancing for eligible borrowers who are not delinquent and are underwater on their mortgages. An additional $5 billion will be paid in cash to the U.S. government and the participating state governments, of which $1.5 billion is to be used for eligible borrowers who have lost their homes to foreclosure between 2008 and 2011. In addition, the participating banks have agreed to implement a detailed set of national servicing standards, which in part have been incorporated into the CFPB’s servicing regulations that became effective in January 2014.
10.    Privacy and Information Security
The Gramm-Leach-Bliley Act of 1999, or “GLB,” imposes privacy requirements on financial institutions, including obligations to protect and safeguard consumers’ nonpublic personal information and records, and limitations on the re-use of such information. Federal regulatory agencies have issued the Interagency Guidelines Establishing Information Security Standards, or “Security Guidelines,” and interagency regulations regarding financial privacy, or “Privacy Rule,” implementing sections of GLB. The Security Guidelines establish standards relating to administrative, technical, and physical safeguards to ensure the security, confidentiality, integrity, and the proper disposal of consumer information. The Privacy Rule limits a financial institution’s disclosure of nonpublic personal information to unaffiliated third parties unless certain notice requirements are met and the consumer does not elect to prevent or “opt out” of the disclosure. Pursuant to the Privacy Rule, financial institutions that are required to provide privacy notices to their customers and consumers are required to describe the financial institutions’ policies and practices to protect the confidentiality and security of the information. With respect to our business, GLB is enforced by the U.S. Federal Trade Commission, or “FTC,” and state insurance regulators. Many states have enacted legislation implementing GLB and establishing information security regulation. Many states have enacted privacy and data security laws that impose compliance obligations beyond GLB, including obligations to protect social security numbers and provide notification in the event that a security breach results in a reasonable belief that unauthorized persons may have obtained access to consumer nonpublic information.

C.	Basel II and Basel III Capital Accords
In 1988, the Basel Committee on Banking Supervision (“BCBS”) developed the Basel Capital Accord (“Basel I”), which established international benchmarks for assessing banks’ capital adequacy requirements. In June 2005, the BCBS issued an update to Basel I (“Basel II”). Basel II was implemented by many banks in the U.S. and many other countries in 2009 and 2010. Basel II affects the capital treatment provided to mortgage insurance by domestic and international banks in both their origination and securitization activities. The Basel II provisions relating to residential mortgages and mortgage insurance may provide incentives to certain of our bank customers not to insure mortgages having a lower risk of claim and to insure mortgages having a higher risk of claim.
In September 2010, the BCBS released the third Basel Capital Accord (“Basel III”) guidelines, which increased the capital requirements for certain banking organizations. Implementation of Basel III required formal regulations to be adopted in the U.S., and in December 2010, the BCBS released a new bank capital framework (“Basel III capital adequacy guidelines”) that raised minimum capital requirements for banks. Implementation of the Basel III capital adequacy guidelines in the U.S. required three federal banking regulators to issue legally binding rules.

In July 2013, the federal regulators issued final rules to implement Basel III. The final rules reverted to the current treatment of mortgages for capital purposes rather than adopting a previously proposed 200% requirement risk-weighting of residential mortgage for LTVs higher than 80%, without regard to the presence of mortgage insurance. The federal regulators noted in issuing the final rules that they may reconsider the issue of risk-weighting residential securities again, once the impact of other housing related rules such as the QM and QRM rules are known.
The final Basel III rules retain the existing risk-weighting for mortgage-backed pass-through securities guaranteed by the GSEs. However, the final Basel III rules significantly change the calculation of risk weights for securitization exposures in which credit risk is tranched. Under the final Basel III rules, the risk weighting for these securitization exposures is subject to a 20% floor and can increase to 1,250% for junior tranches. Under the QRM risk-retention rules, sponsors of securitizations of non-QRM loans will be required to retain an exposure to securitizations they sponsor. Therefore, under the final Basel III rules, it is possible that these bank sponsors will be required to hold greater amounts of capital with respect to a securitization of non-QRM loans than if the bank had retained the entire portfolio of loans. This may create a disincentive to originate non-QRM loans, which may decrease demand for our private mortgage insurance products in the non-QRM market based on the outcome of the QRM rulemaking.
See “Item 1A. Risk Factors—The implementation of the Basel II capital adequacy requirements and the Basel III guidelines may discourage the use of mortgage insurance.”

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

VI.	Employees
At December 31, 2013, we had 782 employees, with 133 individuals employed by Radian Group, and 610 and 39 individuals employed in our mortgage insurance and financial guaranty businesses, respectively. Management considers employee relations to be good.

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
The GSEs and state insurance regulators impose various capital requirements on our insurance subsidiaries. These include risk-to-capital ratios, other risk-based capital measures and surplus requirements that potentially may limit the amount of insurance that our insurance subsidiaries may write. The GSEs and our state insurance regulators also possess significant discretion with respect to our insurance subsidiaries. Our failure to maintain adequate levels of capital, among other things, could lead to intervention by the various insurance regulatory authorities or the GSEs, which could materially and adversely affect our business, business prospects and financial condition. For a discussion of potential changes to the GSEs’ eligibility requirements for private mortgage insurers, see “Radian Guaranty could lose its eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by Radian Guaranty, which would significantly impair our mortgage insurance franchise.”
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum ratio of statutory capital relative to the level of net RIF, or “risk-to-capital.” Sixteen states (the “RBC States”) currently impose a statutory or regulatory risk-based capital requirement (the “Statutory RBC Requirement”). The most common Statutory RBC Requirement is that a mortgage insurer’s risk-to-capital ratio may not exceed 25 to 1. In certain of the RBC States there is a Statutory RBC Requirement that Radian Guaranty must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels (the “MPP Requirement”). The statutory capital requirements for the non-RBC States are de minimis (ranging from $1 million to $5 million); however, the insurance laws of these states generally grant broad supervisory powers to state agencies or officials to enforce rules or exercise discretion affecting almost every significant aspect of insurance business, including the power to revoke or restrict an insurance company’s ability to write new business. Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of such state, it may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. In 2013 and 2012, the RBC States accounted for approximately 55.7% and 54.3%, respectively, of Radian Guaranty’s total primary NIW.
As of December 31, 2013, Radian Guaranty’s risk-to-capital ratio was 19.5 to 1 and Radian Guaranty was in compliance with all applicable Statutory RBC Requirements. Currently, we expect to maintain Radian Guaranty’s risk-to-capital ratio at or below 20 to 1. However, we expect this target level to change upon the modification of GSE eligibility requirements or future changes in applicable regulatory requirements.
Absent new capital contributions or other capital relief, Radian Guaranty’s risk-to-capital ratio generally increases as we increase our net RIF or as we incur operating losses. In 2014, we project that we will write over $40 billion in additional NIW and our net RIF is expected to increase. Radian Guaranty’s risk-to-capital ratio has been negatively impacted in recent years by operating losses. The ultimate amount and timing of any future incurred losses will depend, in part, on general economic conditions and other factors, including the health of credit markets, home prices and unemployment rates, all of which are difficult to predict and beyond our control. Our mortgage insurance incurred losses are driven primarily by new mortgage insurance defaults and changes in the assumptions used to determine our loss reserves. Establishing loss reserves in our businesses requires significant judgment by management with respect to the likelihood, magnitude and timing of anticipated losses. If the actual losses we ultimately realize are in excess of the loss estimates we use in establishing loss reserves, we may be required to take unexpected charges to income, which could adversely affect Radian Guaranty’s statutory capital position.

Radian Guaranty’s capital position also is dependent on the performance of our financial guaranty portfolio. In 2008, we contributed our ownership interest in Radian Asset Assurance to Radian Guaranty. While this reorganization has provided Radian Guaranty with substantial regulatory capital and dividends, it also makes the capital adequacy of our mortgage insurance business dependent, to a significant degree, on the successful run-off of our financial guaranty business. Any decrease in the statutory capital in our financial guaranty business (other than a decrease resulting from the dividend or distribution of cash or other assets from Radian Asset Assurance to Radian Guaranty) would therefore have a negative impact on Radian Guaranty’s capital position and may affect its ability to remain in compliance with Statutory RBC Requirements. In addition, any decrease in the amount of capital credit that Radian Guaranty otherwise receives with respect to its ownership of Radian Asset Assurance could have a negative impact on Radian Guaranty’s capital adequacy for purposes of GSE eligibility. As of December 31, 2013, our mortgage insurance segment maintained claims paying resources of $2.9 billion, which consists of contingency reserves, statutory policyholders’ surplus, unearned premium reserves and loss reserves. If the performance of our financial guaranty portfolio deteriorates, including if we are required to establish (or increase) statutory reserves on defaulted obligations that we have insured, or if we make net commutation payments to terminate insured financial guaranty obligations in excess of the then established statutory reserves for such obligations, the statutory capital of Radian Guaranty also would be negatively impacted. See “Deterioration in our financial guaranty portfolio could reduce Radian Asset Assurance’s statutory surplus and negatively impact its ability to pay dividends to Radian Guaranty.”
We actively manage Radian Guaranty’s capital position in various ways, including: (1) through internal and external reinsurance arrangements; (2) by seeking opportunities to reduce our risk exposure through commutations or other negotiated transactions; and (3) by contributing additional capital from Radian Group to our mortgage insurance subsidiaries. The amount of capital contributions required for Radian Guaranty to remain in compliance with the Statutory RBC Requirements could be substantial and could exceed amounts available at Radian Group. See “Radian Group’s sources of liquidity may be insufficient to fund its obligations.”
We use reinsurance from affiliated companies to support Radian Guaranty’s risk-to-capital ratio. Certain of these affiliated reinsurance companies currently are operating at relatively low capital levels and have required, and may in the future require, additional capital contributions from Radian Group. Radian Mortgage Insurance Inc. and Radian Insurance are each required to maintain a minimum statutory surplus of $20 million to remain authorized reinsurers. RGRI, which provides reinsurance to Radian Guaranty for coverage in excess of 25% of certain loans insured by Radian Guaranty, is a sister company of Radian Guaranty, and therefore, any contributions to this insurer would not be consolidated with Radian Guaranty’s capital for purposes of calculating Radian Guaranty’s risk-to-capital position. If we are limited in, or prohibited from, using reinsurance arrangements to reduce Radian Guaranty’s risk, including as a result of any new eligibility requirements adopted by the GSEs, it would adversely affect Radian Guaranty’s risk-to-capital position.
In the event Radian Guaranty is unable to comply with applicable Statutory RBC Requirements in the future, we may apply for waivers of the Statutory RBC Requirements or for other similar relief for Radian Guaranty in each of the RBC States. In the past, in order to maximize our financial flexibility, we applied for waivers or similar relief for Radian Guaranty in each of the RBC States. Of the 16 RBC States, Radian Guaranty had previously received waivers or similar relief from 10 of them. Many of these waivers expired in 2013 and, at this time, we have determined not to seek extensions or renewals of expiring waivers because we expect to be able to comply with the applicable Statutory RBC Requirements for the foreseeable future. If we were to require waivers or other similar relief in the future, there can be no assurance that: (1) Radian Guaranty would be granted waivers from the RBC States or (2) if granted, we would be able to comply with any conditions or additional requirements that may be imposed as a condition to such waivers.
If, in the future, Radian Guaranty were unable to comply with applicable Statutory RBC Requirements of an RBC State and could not obtain a waiver or other similar relief from that state, we may seek to write new first-lien insurance in RMAI. RMAI is a wholly-owned subsidiary of Radian Guaranty and is licensed to write mortgage insurance in each of the fifty states and the District of Columbia. RMAI previously was approved as an eligible insurer by each of the GSEs in certain of the RBC States on a limited basis and subject to certain conditions, including that Radian Guaranty was unable to obtain a waiver of the Statutory RBC Requirements in those states. These GSE approvals expired on December 31, 2013 and we did not seek an extension. Accordingly, before RMAI would be able to write new first-lien insurance in the future, RMAI would need to be approved by each of the GSEs again. There can be no assurance that such approvals would be granted, and if granted, that we would be able to comply with any conditions or additional requirements that may be imposed.

Our existing capital resources may not be sufficient to successfully manage Radian Guaranty’s capital position. The GSEs are in the process of proposing revised eligibility requirements that are expected to, among other things, contain new capital adequacy requirements for private mortgage insurers that are more onerous than the capital requirements currently in effect. See “Radian Guaranty could lose its eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by Radian Guaranty, which would significantly impair our mortgage insurance franchise.” In addition, the NAIC is in the process of reviewing the minimum capital and surplus requirements for mortgage insurers and considering changes to the Model Act. While the outcome of this process is not known, it is possible that the NAIC will recommend and adopt more stringent capital requirements that could increase the capital requirements for Radian Guaranty in states that adopt the new Model Act. If the NAIC proposals or the new GSE eligibility requirements include more onerous capital requirements, we may need to provide additional capital support to, or arrange additional capital relief for, Radian Guaranty, including potentially, entering into new reinsurance arrangements, making greater than anticipated capital contributions from Radian Group’s available unrestricted cash and liquid investments or seeking to raise funds in private or public capital transactions.
Depending on the extent of our future incurred losses along with the amount of new insurance that we write and other factors, the amount of capital contributions that may be required to maintain compliance with applicable regulatory and other requirements, including capital adequacy standards, could be significant and could exceed all of our remaining available capital. In the event we contribute a significant amount of Radian Group’s available capital to Radian Guaranty, our financial flexibility would be significantly reduced, making it more difficult for Radian Group to meet its obligations in the future, including future principal payments on our outstanding debt.
If Radian Guaranty is not in compliance with a state’s applicable Statutory RBC Requirement, it may be prohibited from writing new business in that state until it is back in compliance or it receives a waiver of, or similar relief from, the requirement. In those states that do not have a Statutory RBC Requirement, it is not clear what actions the applicable state regulators would take if a mortgage insurer fails to meet the Statutory RBC Requirement established by another state. Accordingly, if Radian Guaranty were to fail to meet the Statutory RBC Requirement in one or more states, it could be required to suspend writing business in some or all of the states in which it does business. In addition, the GSEs and our mortgage lending customers may decide not to conduct new business with Radian Guaranty (or may reduce current business levels) or impose restrictions on Radian Guaranty while its capital position remained at such levels. The franchise value of our mortgage insurance business would likely be significantly diminished if we were prohibited from writing new business or restricted in the amount of new business we could write in one or more states.
We have incurred significant losses on our insured products as a result of the economic downturn that began in 2007 and we expect to incur additional losses in the future.
As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the credit performance of our underlying insured assets. Many of these conditions are beyond our control, including national and regional economic conditions, housing prices, unemployment levels, interest rate changes, the availability of credit and other factors. The financial crisis and the downturn in the U.S. housing and related credit markets that began in 2007 have had a significant negative impact on the operating environment and results of operations for our businesses. Since 2007, we have experienced high levels of defaults and claims in our mortgage insurance legacy portfolio that have negatively impacted our results of operations.
Although there has been continued improvement in the U.S. economy and the operating environment for our businesses, the U.S. economy and certain housing markets remain in a state of recovery and, in many respects, are weak compared to historical standards. As a result, it is difficult to predict with any degree of certainty if and when a full recovery of the economy will occur, including meaningful increases in employment and a broad and lasting recovery in the housing market. In light of this, there remains a great deal of uncertainty regarding our ultimate loss performance, including in particular the performance of our legacy portfolio. While we expect incurred losses in our mortgage insurance business will continue to improve in 2014 as the economy and housing market continue to recover and strengthen, this expectation is based on factors that are beyond our control, and therefore, we can provide no assurance whether our projections will prove to be accurate.
In addition to the factors cited above, our results of operations and financial condition could be negatively impacted by natural disasters or other catastrophic events, acts of terrorism, war or other severe conflicts, event-specific economic depressions or other harmful events in the regions, including in foreign countries, where we do business or have insured exposure.

Our financial guaranty portfolio has also been negatively impacted by the slow improvement and the continuing uncertain state of the credit markets and the overall economy and may incur losses in the future. See “Our financial guaranty portfolio has experienced losses as a result of the most recent economic downturn and is susceptible to further deterioration, which could have a material adverse effect on the capital adequacy of Radian Guaranty.”
Our loss mitigation strategies are less effective in markets where housing values fail to appreciate or continue to decline.
The amount of mortgage insurance loss we suffer depends in part on the extent to which the home of a borrower who has defaulted on a mortgage can be sold for an amount that will cover the unpaid principal and interest on the mortgage and the expenses of the sale. In the event of a claim under our mortgage insurance master policy, we generally have the option of paying the entire loss amount and taking title to a mortgaged property or paying our coverage percentage. In the past, we generally were able to take title to properties underlying certain defaulted loans and sell the properties quickly at prices that allowed us to recover some or all of our losses. However, in more recent years, our ability to mitigate our losses in this manner has been significantly reduced. Further, in certain cases and subject to certain conditions, we consent to a sale of the property by the borrower for less than the amount needed to cover the borrower’s mortgage obligation (a “short sale”), which often has the effect of reducing our ultimate claim payment obligation. If housing values decline on either a broad geographic basis or in the regions where our business is concentrated, the frequency of defaulted loans resulting in claims under our policies could increase and our ability to mitigate our losses on defaulted mortgages through short sales or through the resale of properties we acquire may be reduced, which could have a material adverse effect on our business, financial condition and results of operations.
A portion of our mortgage insurance RIF consists of higher risk loans, such as high-LTV, non-prime and adjustable rate mortgage loans, as well as pool mortgage insurance.
High-LTV Mortgages. We provide mortgage insurance on residential mortgage loans made mostly to home buyers who make down payments of less than 20% of the home’s purchase price. As a result, we typically insure loans where borrowers have less equity at risk at origination than borrowers who make larger down payments; therefore, with respect to this loan characteristic, the loans we insure have a higher propensity to default relative to the total mortgage market. In addition, of the mortgage loans that we have insured, 10.4% of our total primary mortgage insurance RIF at December 31, 2013 consisted of insurance on mortgage loans with LTVs at origination of greater than 95%. We believe mortgage loans with LTVs greater than 95%, absent other mitigating factors such as high FICO scores, default substantially more often than those with lower LTVs. In addition, when we are required to pay a claim on a higher LTV loan, it is generally more difficult to recover our costs from the underlying property, especially in areas with declining property values. Beginning in 2008, we altered our underwriting criteria to significantly reduce the number of new loans we are insuring with LTVs greater than 95% and we have adopted more stringent guidelines for loans with LTVs greater than 90%. While we believe these changes have improved the overall risk profile of our new business written, our results of operations and financial condition may continue to be negatively impacted by the performance of our existing insured loans with high-LTVs, especially those loans originated in 2005 through 2008.
Non-Prime Loans. A large percentage of the mortgage insurance we wrote in years 2005 through 2008 was written on non-prime loans. At December 31, 2013, our non-prime mortgage insurance RIF, including Alt-A, was 8.5% of our total primary insurance RIF. Historically, non-prime loans are more likely to result in claims than prime loans. We have experienced a significant number of loan defaults related to Alt-A loans originated in 2005 through 2008. These losses have occurred more rapidly and well in excess of historical loss patterns and have contributed in large part to our elevated losses since 2007. Our results of operations and financial condition may continue to be negatively affected by the performance of non-prime loans.
Adjustable Rate Mortgages. ARMs are loans that have an initial interest rate that will reset during the life of the loan. ARMs also include loans with negative amortization features, such as pay option ARMs, as well as interest only mortgages. Our claim frequency on ARMs has been higher than on fixed rate loans. In many cases the higher propensity to default is due to monthly payment increases that occur when interest rates rise or when the initial interest rate expires. At December 31, 2013, approximately 4.7% of our primary mortgage insurance RIF consisted of ARMs other than interest only mortgages, and approximately 3.3% of our primary mortgage insurance RIF consisted of interest-only mortgages. Defaults related to these products may continue to be higher than for fixed rate loans, and the performance of ARMs in our portfolio may adversely affect our results of operations.

Pool Mortgage Insurance. We wrote pool mortgage insurance, which exposes us to an increased risk of greater loss severity on individual loans as compared to primary mortgage insurance. Our pool mortgage insurance products generally cover all losses in a pool of loans up to our stop loss, which generally is between 1% and 10% of the initial aggregate loan balance of the entire pool of loans. Therefore, under pool mortgage insurance, we could be required to pay the full claim amount of every loan in the pool up to our stop loss, rather than a percentage of each defaulted loan, as is the case with traditional primary mortgage insurance. At December 31, 2013, approximately 3.8% of our total mortgage insurance RIF was attributable to pool mortgage insurance. Under most of our pool mortgage insurance policies, the property underlying a defaulted loan must be sold before a claim may be submitted to us. Therefore, in a weak housing market, we expect to pay larger pool mortgage insurance claims when homes are sold after a prolonged period of home price depreciation, in particular when homes remain unsold for extended periods of time. Greater than expected pool mortgage claims would adversely affect our results of operations.
Insurance rescissions and claim denials are not expected to continue at the elevated levels we have been experiencing and a number of our lender customers are challenging our loss mitigation actions.
Since 2008, the amount of insurance we have rescinded due to fraud, misrepresentation, underwriting negligence or other non-compliance with our insurance policies has increased significantly. Likewise, the number of claims that we have denied has also increased, primarily due to the inability of our servicing customers to provide the loan origination file or other servicing records that are necessary for our review within the time periods specified under our insurance policies to perfect a claim.
These rescissions and denials have materially mitigated our paid losses and resulted in a significant reduction in our loss reserves. Our estimate of future expected rescissions and denials on defaulted loans (net of future rescissions or denials we expect to reinstate) reduced our loss reserves as of December 31, 2013 by approximately $247.0 million. During 2013 and 2012, we rescinded or denied approximately $252.9 million and $818.7 million, respectively, of first-lien claims submitted to us for payment (net of those loans for which we reinstated coverage or paid a claim following an initial rescission or denial decision) compared to approximately $645.1 million for 2011. These amounts also include a small amount of submitted claims that were subsequently withdrawn by the insured. We do not expect that rescissions and denials will continue to mitigate paid losses at the same levels we have recently experienced, in particular as the 2005 through 2008 origination years continue to decrease. In recent periods, lenders have demonstrated an increased ability to produce the additional information necessary to perfect a claim. As a result, we expect that a significant portion of previously denied claims will be resubmitted with the required documentation and ultimately paid, and we have incorporated this expectation into our reserve estimate. Our incurred but not reported (“IBNR”) reserve estimate, which consists primarily of our estimate of the future reinstatements of previously rescinded policies and denied claims, was $281.9 million, $323.0 million and $170.6 million at December 31, 2013, 2012 and 2011, respectively.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. Since 2011, claim curtailments have increased both in frequency and in size, which has contributed to a reduction in the severity of our claim payments during this period. While we cannot give assurance regarding the extent or level at which such claim curtailments will continue, we expect the trend of elevated claim curtailments to continue in light of well publicized issues in the servicing industry and our existing legacy portfolio of aged defaults. As of December 31, 2013, our IBNR reserve estimate included $14.9 million related to our estimate of the future overturn of previous curtailments. Further, we have identified a significant number of loans in our total defaulted portfolio for which “Appropriate Proceedings” (actions or proceedings such as foreclosure that provide the insured with title to the property) may not have been commenced within the outermost deadline in our master insurance policy. We currently are in discussions with the servicers for these loans regarding the potential violations and our corresponding rights under the master insurance policy. While we can provide no assurance regarding the outcome of these discussions or the ultimate resolution of these issues, it is possible that these discussions could result in arbitration or legal proceedings.
We are currently in active discussions with customers regarding a portion of our loss mitigation activities. These discussions, if not resolved, could result in arbitration or judicial proceedings, which could be brought with respect to all rescissions, denials, cancellations and claim curtailments that have been challenged by such customers. The heightened risk of disputes with our customers regarding our loss mitigation activities could have a negative impact on our relationships with such customers or potential customers, including the potential loss of business and an increased risk of disputes and litigation.

Under our master insurance policy, any suit or action arising from any right of the insured under the policy generally must be commenced within two years after such right arose and within three years for certain other policies, including certain of our pool insurance policies. We have faced an increasing number of challenges from certain lender customers regarding our loss mitigation activities which have led us to reverse some of our prior decisions regarding rescissions, denials and claim curtailments.
On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken Loans Inc. (“Quicken”) in the U.S. District Court for the Eastern District, seeking a declaratory judgment that Radian Guaranty properly rescinded mortgage insurance coverage under our master insurance policy and delegated underwriting endorsement for a population of home mortgage loans that were originated by Quicken based upon deficiencies and improprieties in the underwriting process. See “Item 3. Legal Proceedings.” We may be unsuccessful in this proceeding or other similar proceedings that may be brought with respect to our loss mitigation activities, which may be costly and time consuming. Our rescission practices with respect to Quicken’s loans are generally the same as for other lenders and servicers. Therefore, any adverse result in the Quicken proceeding or other similar proceedings may adversely affect the outcome or ultimate result of rescissions involving other lenders and servicers.
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
Freddie Mac and Fannie Mae are the beneficiaries of the majority of our mortgage insurance policies. Freddie Mac’s and Fannie Mae’s federal charters generally prohibit them from purchasing any mortgage with a loan amount that exceeds 80% of a home’s value, unless that mortgage is insured by a qualified mortgage insurer, the mortgage seller retains at least a 10% participation in the loan or the seller agrees to repurchase or replace the loan in the event of a default. As a result, high-LTV mortgages purchased by Freddie Mac or Fannie Mae generally are insured with private mortgage insurance. Changes in the charters or business practices of Freddie Mac or Fannie Mae, or in the regulatory environment in which they operate, could reduce the number of mortgages they purchase that are insured by us and consequently diminish our franchise value. In particular, with respect to loans they purchase, the GSEs acting independently or through their conservator, the FHFA, have the ability, among other things, to:

•
implement new eligibility requirements for mortgage insurers, including more onerous capital standards (see “Radian Guaranty could lose its eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by Radian Guaranty, which would significantly impair our mortgage insurance franchise.”);

•	alter underwriting standards on mortgages they purchase;

•	establish policies or requirements that may result in a reduction in the number of mortgages they acquire;

•	alter the national conforming loan limit for mortgages acquired by them;

•	alter the terms on which mortgage insurance coverage may be canceled before reaching the cancellation thresholds established by law;

•
establish and change the terms required to be included in mortgage insurance policies they acquire. (The private mortgage insurers recently implemented changes to their master insurance policies to reflect a series of changes agreed upon with the GSEs with respect to, among other things, loss mitigation and claims processing activities, as well as the GSEs’ rights under the policies. These changes are expected to become effective in 2014.);

•	require private mortgage insurers to perform specified activities intended to avoid or mitigate loss on insured mortgages that are in default;

•
establish and require changes to the amount of loan level delivery fees or guarantee fees (which may result in a higher cost to borrowers) that the GSEs charge on loans that require mortgage insurance (see “Our mortgage insurance business faces intense competition.”);

•
intervene in mortgage insurers’ rescission practices or settlements with servicers. (In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for settlements with servicers and Fannie Mae advised its servicers that they are prohibited from entering into such settlements.); and

•	influence a mortgage lender’s selection of the mortgage insurer providing coverage.
Certain of Freddie Mac’s and Fannie Mae’s programs require less insurance coverage than they historically have required, and they have the ability to further reduce coverage requirements, which could reduce the amount of mortgage insurance they purchase from us, and consequently have an adverse effect on our results of operations. For a number of years, the GSEs have had programs under which lenders could choose, for certain loans, a mortgage insurance coverage percentage that was the minimum required by the GSEs’ charters, with the GSEs paying a lower price for these loans (“charter coverage”). In 2010, Fannie Mae broadly expanded the types of loans eligible for charter coverage. To the extent lenders selling loans to Fannie Mae choose charter coverage for loans that we insure, our revenues would likely be reduced.
The GSEs’ business practices may be impacted by their results of operations, as well as by legislative or regulatory changes governing their operations. In July 2008, an overhaul of regulatory oversight of the GSEs was enacted. The provisions contained within HERA encompass substantially all of the GSEs’ operations. HERA abolished the former regulator for the GSEs and created a new regulator, the FHFA, in addition to other oversight reforms. In September 2008, the FHFA was appointed as the conservator of the GSEs to control and direct the operations of the GSEs. The continued role of the conservator may increase the likelihood that the business practices of the GSEs will be changed in ways that may have an adverse effect on us. In particular, the GSEs may seek alternatives other than private mortgage insurance to conduct their business.
In February 2011, the Obama Administration released a proposal to reform the U.S. housing finance market. In its proposal, the Obama Administration sought to gradually reduce the federal government’s role in housing finance, including the ultimate wind-down of the GSEs, and to increase the role of private capital. The Obama Administration’s proposal has shaped the debate in Congress as the Senate Banking Committee and the House Financial Services Committee are currently considering legislation to reform the housing finance market. Most of the legislative proposals have included reference to loan level credit enhancement, such as private mortgage insurance. It is unclear whether housing finance reform legislation will be adopted and, if so, what form it will ultimately take.
The future structure of the residential housing finance system remains uncertain, including the impact of any such changes on our business. Although we believe that traditional private mortgage insurance will continue to play an important role in any future housing finance structure, new federal legislation could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement, or even eliminate the requirement, which would reduce our available market and could adversely affect our mortgage insurance business.
Our financial guaranty portfolio has experienced losses as a result of the most recent economic downturn and is susceptible to further deterioration, which could have a material adverse effect on the capital adequacy of Radian Guaranty.
During the third quarter of 2008, Radian Group contributed its ownership interest in Radian Asset Assurance to Radian Guaranty. While this reorganization has provided Radian Guaranty with substantial regulatory capital and dividends, it also makes the capital adequacy of our mortgage insurance business dependent, to a significant degree, on the successful run-off of our financial guaranty business. If the performance of our financial guaranty portfolio deteriorates, including if we are required to establish (or increase) statutory reserves on defaulted obligations that we have insured, or if we make net commutation payments to terminate insured financial guaranty obligations in excess of the then established statutory reserves for such obligations, the statutory capital of Radian Guaranty also would be negatively impacted. For a discussion of the credit performance of our financial guaranty portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Financial Guaranty—Financial Guaranty Portfolio—Credit Performance/Credit Quality.”
Deterioration in our financial guaranty portfolio could reduce Radian Asset Assurance’s statutory surplus and negatively impact its ability to pay dividends to Radian Guaranty.
The performance of our financial guaranty business may affect whether Radian Asset Assurance will be permitted to pay dividends to Radian Guaranty in the future as it has in past years, as well as the amount of any such dividends. At December 31, 2013, Radian Asset Assurance maintained claims paying resources of $1.6 billion, including statutory surplus of approximately $1.2 billion. Radian Asset Assurance paid dividends to Radian Guaranty in 2012 and 2013 totaling $54.0 million and $36.0 million, respectively. We expect that Radian Asset Assurance will next have the capacity to pay an ordinary dividend, of approximately $32 million, to Radian Guaranty in the third quarter of 2014.

The timing and amount of any future dividend payments will depend on the dividend capacity of our financial guaranty business, which is governed by New York insurance laws. If the performance of our financial guaranty portfolio deteriorates materially or the amount we pay to terminate any particular financial guaranty exposure is larger than the amount of the statutory reserves for such exposure, Radian Asset Assurance’s statutory surplus may be reduced. If this were to occur, Radian Asset Assurance would likely have less capacity to pay dividends to Radian Guaranty and could be prohibited from paying dividends altogether, which could have a negative impact on Radian Guaranty’s available liquidity.
We face risks associated with our exposure to other financial guaranty issuers.
As of December 31, 2013, Radian Asset Assurance had approximately $4.9 billion outstanding par on its total reinsurance portfolio and $1.8 billion outstanding par written on a second-to-pay basis.
Our ceding companies are primarily responsible for surveillance, loss mitigation and salvage on the risks that they cede to us. They may be less willing than us to perform these tasks to the extent necessary to minimize potential losses and/or maximize potential salvage on the transactions we reinsure. In addition, they may have different incentives to eliminate long-term liabilities than we do. We generally do not have direct access to the insured obligation or the right to perform our own loss mitigation or salvage work on these transactions. We also have limited visibility with respect to the performance of many of the obligations we reinsure. See “If the estimates we use in establishing loss reserves are incorrect, we may be required to take unexpected charges to income, which could adversely affect our capital position.”
The ceding companies sometimes delegate their loss adjustment functions to third parties, the cost of which is then proportionally allocated to us and any other reinsurers for the insured transaction. Accordingly, the losses and loss adjustment expenses allocated to us on our reinsured risks may be higher than otherwise would have been the case if we were responsible for surveillance, loss mitigation and salvage for these risks. In addition, should a ceding company become insolvent, there is a risk that the recoveries that it receives in any given transaction may become a part of its general estate rather than being allocated among the reinsurers paying the related claim. These factors could have a material adverse effect on our financial condition and operating results.
Assured is primarily responsible for surveillance, loss mitigation salvage and claim payments on the risks we ceded to them in 2012. If they should be unable to make claim payments on the risks Radian Asset Assurance ceded to them, then Radian Asset Assurance would be responsible for losses and LAE on such policies and face similar risks to those we have on risk assumed from the ceding companies.
In addition to reinsurance, we have insured certain transactions on a second-to-pay basis, meaning that we are not required to pay a claim unless both the underlying obligation and another insurer defaults on its primary obligation to cover losses on such defaulted obligation. Consequently, if the conservator for an insolvent financial guarantor rejects payment of all or a portion of a valid claim, we may be required to pay all or a portion of such claim. Because many primary obligors on transactions where we have second-to-pay exposure are currently experiencing significant financial difficulties, the likelihood of our having to pay a claim on our second-to-pay transactions has increased.
In 2009, Syncora and FGIC suspended all claims payments following orders by the NYSDFS. While the NYSDFS lifted the suspension of payments by Syncora in June 2010, Syncora has subsequently posted additional losses and it is possible the NYSDFS could implement the suspension again in the future. In August 2013, a plan of rehabilitation for FGIC pursuant to Article 74 of the New York Insurance Law became effective, which initially permits FGIC only to pay 17% of the amount of any claims. In 2010, Ambac placed a portion of its obligations into a segregated account that is under the control of the WOCI. None of our directly insured second-to-pay exposure to Ambac was placed into the segregated account and we have not received notice that any of the second-to-pay exposure ceded to us by Ambac was placed into the segregated account. As of December 31, 2013, Syncora, FGIC and Ambac are the primary insurers on $544.3 million net par outstanding of our second-to-pay exposure and $199.4 million of our second-to-pay exposure with respect to these three primary insurers is rated BIG.
Radian Guaranty could lose its eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by Radian Guaranty, which would significantly impair our mortgage insurance franchise.
In order to be eligible to insure loans purchased by the GSEs, mortgage insurers must meet the GSE’s eligibility requirements. The current GSE eligibility requirements, among other things, impose limitations on the type of risk that may be insured, standards for the diversification of risk, procedures for claims handling, standards for acceptable underwriting practices, standards for certain reinsurance cessions and financial and capital requirements. If we fail to satisfy one or more of these requirements, Freddie Mac and/or Fannie Mae could restrict Radian Guaranty from conducting certain types of business with them or take actions that may include not purchasing loans insured by Radian Guaranty.

In addition to these requirements, in order to maintain the highest level of eligibility with Freddie Mac and Fannie Mae, mortgage insurers historically were required to maintain an insurer financial strength rating of AA- or Aa3 from at least two of the three ratings agencies by which they were customarily rated. Both Freddie Mac and Fannie Mae have indicated that loss of mortgage insurer eligibility will no longer be automatic due to a failure to meet the financial strength rating requirements, and instead will be subject to review if and when the downgrade occurs. Because Radian Guaranty does not meet the financial strength rating requirements specified in the GSEs’ eligibility guidelines, Radian Guaranty currently is operating as an eligible insurer under remediation plans with Freddie Mac and Fannie Mae that describe how we intend to achieve consistent levels of operating profitability and ultimately regain higher financial strength ratings for our mortgage insurers. We cannot be certain whether, or for how long, either of the GSEs will continue to allow Radian Guaranty to operate as an eligible insurer under our existing remediation plans.
During 2014, we expect the GSEs to release revisions to their standard mortgage insurer eligibility requirements, including certain changes that are more stringent than the current requirements. Among other changes, the new GSE eligibility requirements are expected to contain new capital adequacy standards for private mortgage insurers that are more onerous than the capital requirements that are currently in effect, including potentially: (i) a risk-to-capital ratio below Radian Guaranty’s 19.5 to 1 risk-to-capital ratio as of December 31, 2013; (ii) higher capital requirements for loans insured prior to 2009; and (iii) a limitation on the amount of capital credit attributable to subsidiaries of the eligible insurer (including potentially Radian Guaranty’s capital that is attributable to its ownership of Radian Asset Assurance, our financial guaranty subsidiary). While it remains unclear what form the new eligibility requirements may take or the potential implementation period that may be allowed, we expect the GSEs to release the new eligibility requirements in 2014 and for them to become effective following an implementation period. If the new GSE eligibility requirements include more onerous capital requirements, including any one or more of the potential requirements referenced above, it is likely that we would need to provide additional capital support to, or arrange additional capital relief for, Radian Guaranty, including potentially, increasing the amount of capital contributions from our available holding company funds or from funds raised in private or public capital transactions. See “Radian Group’s sources of liquidity may be insufficient to fund its obligations.”
Although we expect to be able to retain Radian Guaranty’s eligibility status with the GSEs, we cannot be certain that this will occur. Loss of Radian Guaranty’s eligibility status with the GSEs would likely have an immediate and material adverse impact on the franchise value of our mortgage insurance business and our future prospects and would negatively impact our results of operations and financial condition.
A decrease in the volume of home mortgage originations could result in fewer opportunities for us to write new insurance business.
The amount of new business we write depends, among other things, on a steady flow of low down payment mortgages that require our mortgage insurance. The factors that affect the volume of low down payment mortgage originations include:

•	the level of home mortgage interest rates and the deductibility of mortgage interest for income tax purposes;

•	the health of the domestic economy as well as conditions in regional and local economies;

•	housing affordability;

•	population trends, including the rate of household formation;

•	the rate of home price appreciation, which in times of heavy refinancing can affect whether refinance loans have loan-to-value ratios that require private mortgage insurance; and

•	government housing policy encouraging loans to first-time homebuyers.
In addition, losses from the recent economic downturn have caused lenders to substantially reduce the availability of these low down payment loans and to significantly tighten their underwriting standards. Fewer loan products and tighter loan qualifications, while improving the overall quality of new mortgage originations, have in turn reduced the number of qualified homebuyers and made it more difficult for buyers (in particular first-time buyers) to obtain mortgage financing or to refinance their existing mortgages. In addition, the significant disruption in the housing and related credit markets that began in 2007 led to reduced investor demand for mortgage loans and MBS in the secondary market, which historically has been a source of funding for many mortgage lenders. This significantly reduced liquidity in the mortgage funding marketplace, forcing many lenders to retain a larger portion of their mortgage loans and MBS and leaving them with less capacity to continue to originate new mortgages.

Total domestic mortgage originations have decreased significantly from the $2.7 trillion in 2006 (pre-dating the housing downturn) to approximately $1.8 trillion for 2013, and are expected to decline to approximately $1.2 trillion in 2014. If the volume of new mortgage originations continues to remain at low levels for a prolonged period, we will likely experience a reduced opportunity to write new insurance business and will be subject to increased competition with respect to that opportunity, which could reduce the size of our mortgage insurance business and have a significant negative effect on both our ability to execute our business plans and our overall franchise value. See “Our mortgage insurance business faces intense competition.” Further, the Dodd-Frank Act’s reforms to strengthen lending standards, improve underwriting standards and increase accountability in the loan origination and securitization processes could further reduce the total number of mortgage originations in the future, in particular with respect to the high-LTV market. In addition, when the implications of the Basel III final rule and the potential impact of the risk-retention aspect of QRM are considered in coordination, it is possible that lenders will be discouraged from writing non-QRM mortgages, which could result in fewer opportunities for us to write new business. See “Legislation and regulatory changes and interpretations could harm our mortgage insurance business” and “The implementation of the Basel II capital adequacy requirements and the Basel III guidelines may discourage the use of mortgage insurance.”
Our NIW and franchise value could decline if we lose business from a significant customer.
Our mortgage insurance business depends on our relationships with our customers, and in particular, our relationships with our largest lending customers. The loss of business from a significant customer could have an adverse effect on the amount of new business we are able to write, and consequently, our franchise value.
As of December 31, 2013, our top 10 mortgage insurance customers (measured by NIW) were generally responsible for 25.8% of our primary NIW in 2013. For the past several years we have been focused on expanding and diversifying our customer base, and in 2013, 9.0% of our NIW was from customers new to us in 2012 and 2013. Notwithstanding this diversification trend, maintaining our business relationships and business volumes with our largest lending customers remains critical to the success of our business.
In response to the recent financial crisis and the related deterioration in housing markets, we tightened our underwriting guidelines, and as a result, we declined to insure some of the loans originated by our larger customers. We also increased our loss mitigation activities to enforce our rights under our mortgage insurance policies with respect to loans originated during a period of historically poor underwriting and a subsequent period of servicing problems that increased our risk of loss. Our tighter guidelines and increased level of loss mitigation activity has negatively affected our relationships with certain of our customers and could result in customers choosing to limit the amount of business they conduct with us or ceasing to do business with us entirely. See “Insurance rescissions and claim denials are not expected to continue at the elevated levels we have been experiencing and a number of our lender customers are challenging our loss mitigation actions.”
Our master insurance policies and related lender agreements do not, and by law cannot, require our mortgage insurance customers to do business with us. Although we have taken steps to significantly expand and diversify our customer base in recent years, we cannot be certain that any loss of business from a single lender would be replaced from other new or existing lending customers in the industry. As a result of current market conditions, our lending customers may decide to write business only with certain mortgage insurers based on their views with respect to an insurer’s pricing, service levels, underwriting guidelines, loss mitigation practices, financial strength or other factors. In addition, many of our customers currently are placing a significant portion of their mortgage insurance business with us. Our customers may choose to diversify the mortgage insurers with which they do business, which could negatively affect our level of NIW and our market share.
Our mortgage insurance business faces intense competition.
The U.S. mortgage insurance industry is intensely competitive. Our competitors include other private mortgage insurers and federal and state governmental and quasi-governmental agencies, principally the FHA, which significantly increased its competitive position in the mortgage insurance market during the financial crisis.

We compete with other private mortgage insurers on the basis of price, underwriting guidelines, terms and conditions, customer relationships, reputation, financial strength and service. The improvement in the credit quality of new loans being insured in the current market, combined with the deterioration of the financial positions of many existing private mortgage insurance companies during the financial crisis (which led insurance regulators to take action with respect to certain companies), in part due to their legacy books of insured mortgages, has brought new entrants to our industry and could encourage additional new competitors. In addition to Radian Guaranty, there currently are six other private mortgage insurers eligible to write business for the GSEs. Certain of our private mortgage insurance competitors are subsidiaries of larger corporations that may have access to greater amounts of capital and financial resources than we do and may have stronger financial strength ratings than we have. In addition, two of our competitors who are new entrants to the industry are not burdened by legacy credit risks. If we are unable to compete with other providers, including new entrants that are not burdened by legacy credit risks or by loss mitigation actions on legacy insurance portfolios, it could have a material adverse effect on our business position, financial condition and operating results.
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
Since 2010, the private mortgage insurance industry steadily has recaptured market share from the FHA, primarily due to increases in the financial strength of certain private mortgage insurers and the development of new products and marketing efforts directed at competing with the FHA, as well as increases in the FHA’s pricing and other operational changes at the FHA including heightened loss mitigation efforts and the elimination of certain insurance cancellation rights. Although the FHA’s market share has been gradually declining, the FHA may continue to maintain a strong market position and could increase its market position again in the future.
Factors that could cause the FHA to maintain or increase its share of the mortgage insurance market include:

•	past and potential future capital constraints of the private mortgage insurance industry;

•	the tightening by private mortgage insurers of underwriting guidelines based on past loan performance or other risk concerns;

•	the increased levels of loss mitigation activity by private mortgage insurers on older vintage portfolios compared to the FHA’s historical practice of engaging in limited loss mitigation activities;

•
an increase in the loan level delivery fees charged by the GSEs on loans that require mortgage insurance and changes in the amount of guarantee fees for the loans that the GSEs acquire (which may result in higher cost to borrowers), which changes have, in the past, been implemented in furtherance of goals other than profits;

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

In the event that a government-owned entity or GSE in one of our markets decides to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of political, social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have an adverse effect on our business, financial condition and operating results.
One or more private mortgage insurers may seek to regain market share from the FHA or other mortgage insurers by reducing pricing, loosening their underwriting guidelines, or relaxing their loss mitigation practices, which could, in turn, improve their competitive position in the industry and negatively impact our level of NIW.
In addition, before the recent housing downturn, an increasing number of alternatives to traditional private mortgage insurance developed, many of which reduced the demand for our mortgage insurance. As a result of the disruptions in the housing finance and credit markets, however, many of the alternatives to private mortgage insurance are not widely available. As market conditions change, we again could face significant competition from these alternatives, as well as from other new alternatives that may develop.

Our business depends, in part, on effective and reliable loan servicing.
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
Challenging economic and market conditions may affect the ability of our servicers to effectively maintain their servicing operations. In addition, the financial crisis and economic downturn led to a significant increase in the number of delinquent mortgage loans. These increases have strained the resources of servicers, reducing their ability to undertake loss mitigation efforts in a timely manner, including the processing of potential loan modifications, which could help limit our losses. Further, due to the strain on the resources of servicers, delinquent loan servicing is increasingly being transferred to specialty servicers. The transfer of servicing can cause a disruption in the servicing of delinquent loans. Additionally, specialty servicers may not have sufficient resources to effectively handle the substantially higher volume of delinquent loans.
Recent state and federal inquiries and investigations into whether servicers have acted improperly in foreclosure proceedings, including the cost of and conditions imposed in settlements of such inquiries or investigations, have further strained the resources of servicers. In January 2013, the CFPB issued final rules that establish national servicing standards for servicing residential mortgage loans and impose new and potentially more burdensome requirements, procedures and standards. These new rules became effective in January 2014. Complying with the new rules may impact the servicing of mortgage loans covered by our insurance policies.
If a disruption occurs in the servicing of mortgage loans covered by our insurance policies, this, in turn, could contribute to a rise in delinquencies and/or claims among those loans and could have a material adverse effect on our business, financial condition and operating results.
Loan modification, refinancing and other similar programs may not provide us with a material benefit.
The FDIC, the GSEs and various lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. In addition, in 2009, the U.S. Treasury implemented the HAMP program, which provides guidelines for loan modifications. Some of the eligibility criteria for these programs require information about borrowers, such as the borrowers’ current income and non-mortgage debt obligations. Because the GSEs and the lenders do not share such information with us, we cannot determine with certainty the number of loans in our default inventory that remain eligible to participate in such programs. While modifications continue to be made under these programs, it is unclear how many successful loan modifications will result from these programs, in particular in light of the high level of re-default rates for loans that have been modified through these programs. To the extent modifications cure previously defaulted loans, our loss reserves do not account for potential re-defaults unless at the time the reserve is established, the re-default has already occurred. We believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly over time. Enrollment in the HAMP program was recently extended to December 31, 2015.
In 2009, the GSEs began offering HARP. HARP allows a borrower who is not delinquent to refinance a mortgage if such borrower has been unable to take advantage of lower interest rates because the borrower’s home has decreased in value. To be eligible, a borrower must meet certain conditions, including that the borrower must be current on the mortgage at the time of the refinance, with no late payment in the past six months and no more than one late payment in the past 12 months. In November 2011, FHFA made enhancements to the HARP program (“HARP 2”) to increase the number of borrowers who can qualify for refinancing. The program was recently extended to December 31, 2015, for loans that were originated or acquired by the GSEs by or before May 30, 2009. Importantly, the FHFA reached an agreement with private mortgage insurers, including Radian Guaranty, to facilitate the transfer of mortgage insurance on loans to be refinanced without regard to LTV. While HARP 2 may result in fewer delinquent loans and claims, our ability to rescind coverage on HARP loans will be limited in certain circumstances pursuant to our agreement with the FHFA. The changes implemented by HARP 2 have increased the number of borrowers who may benefit from the program and, as of December 31, 2013, approximately 11% of our total primary mortgage insurance RIF had successfully completed a HARP refinance. The expiration, termination or temporary cessation of any of these programs could result in an increased number of claims in our mortgage insurance business and could adversely affect our business and results of operations.

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
The extended period of time that a loan remains in our delinquent loan inventory may increase the severity of claims we ultimately are required to pay.
Foreclosure backlogs may further delay our receipt of claims, resulting in an increase in the period that a loan remains in our delinquent loan inventory, and may increase the severity of claims that we are ultimately required to pay. Over the past several years, the average time it takes to receive a claim associated with a defaulted loan has increased. This is, in part, due to new loss mitigation protocols established by servicers and to a significant backlog of foreclosure proceedings in many states, and especially in those states that impose a judicial process for foreclosures. Generally, foreclosure delays do not stop the accrual of interest or affect other expenses on a loan, and unless a loan is cured during such delay, once title to the property ultimately is obtained and a claim is filed, our paid claim amount may include additional interest (subject to a two-year limitation under our insurance policies) and expenses. However, where our claim amount is increased because of foreclosure delays caused by a failure to appropriately service or meet other conditions under our insurance policies, we are entitled to curtail or adjust claims appropriately.
Our success depends on our ability to assess and manage our underwriting risks; the premiums we charge may not be adequate to compensate us for our liability for losses.
Our mortgage insurance and financial guaranty premium rates may not be adequate to cover future losses. The estimates and expectations we use to establish premium rates are based on assumptions made at the time our insurance is written. Our mortgage insurance premiums are based on our long-term expected risk of claims on insured loans and take into account, among other factors, each loan’s LTV, type (e.g., prime vs. non-prime or fixed vs. variable payments), premium structure (e.g., single lump sum, monthly or other variations), term, coverage percentage and whether there is a deductible in front of our loss position. Our financial guaranty premiums are based on our expected risk of claim on the insured obligation and take into account, among other factors, the rating and creditworthiness of the issuer and of the insured obligations, the type of insured obligation, the policy term and the structure of the transaction being insured. These assumptions may ultimately prove to be inaccurate. In particular, the predictive value of historical data may be less reliable during periods of greater economic stress and, accordingly, our ability to correctly estimate our premium requirements may be impaired during periods of economic uncertainty such as we have recently experienced.
We generally cannot cancel or elect not to renew the mortgage insurance or financial guaranty insurance coverage we provide, and because we generally fix premium rates for the life of a policy when issued, we cannot adjust renewal premiums or otherwise adjust premiums during the life of a policy. Therefore, even if the risk underlying many of the mortgage or financial guaranty products we have insured develops more adversely than we anticipated, including as a result of the ongoing weakness in many parts of the economy and in certain housing markets, and the premiums our customers are currently paying for similar coverage on new business from us and others has increased, we generally cannot increase the premium rates on this in-force business, or cancel coverage or elect not to renew coverage, to mitigate the effects of such adverse developments. Our premiums earned and the associated investment income on those premiums may ultimately prove to be inadequate to compensate for the losses that we may incur with respect to those insured risks. See “We have incurred significant losses on our insured products as a result of the economic downturn that began in 2007 and we expect to incur additional losses in the future.”
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
Our current credit ratings and the insurance financial strength ratings assigned to our mortgage insurance subsidiaries could weaken our competitive position.
Recently, the credit ratings of Radian Group and the insurance financial strength ratings assigned to our insurance subsidiaries have been subject to upgrades, reflecting the improvement in our overall financial condition and the operating environment for our business. Notwithstanding these upgrades, however, our ratings remain below investment grade and may be downgraded in the future. The current financial strength ratings for our principal insurance subsidiaries are:

	Moody’s	S&P
Radian Guaranty	Ba3	BB-
Radian Asset Assurance	Ba1	B+
Historically, our ratings were critical to our ability to market our products and to maintain our competitive position and customer confidence in our products. In addition, in order to maintain the highest level of eligibility with the GSEs, mortgage insurers historically had to maintain an insurance financial strength rating of AA- or Aa3 from at least two of the three rating agencies by which they are customarily rated. Although Radian Guaranty’s ratings are substantially below those required ratings, the GSEs have allowed Radian Guaranty to operate under business and financial remediation plans and retain its eligibility status. As discussed above, the FHFA is in the process of developing new eligibility requirements for private mortgage insurers. While the form of these new requirements remains uncertain, we believe the new requirements will focus primarily on a mortgage insurer’s capital adequacy and will not include a specific ratings requirement.
Our financial strength ratings currently are below the ratings assigned to certain other private mortgage insurers, some of which have been assigned investment grade ratings. Despite this, we have been successful in competing in the private mortgage insurance market, and we do not believe our current ratings have had a material adverse affect on our relationships with customers. To the extent this changes, however, and financial strength ratings become a more prominent consideration for lenders, we may be competitively disadvantaged by customers choosing to do business with private mortgage insurers that have higher financial strength ratings.
We believe that financial strength ratings remain a significant consideration for participants seeking to secure credit enhancement in the non-GSE mortgage market, which includes most non-QM loans. While this market has remained limited since the financial crisis, we view this market as an area of potential future growth and our ability to participate in this market could depend on our ability to secure investment grade ratings for our mortgage insurance subsidiaries. In addition, if legislative or regulatory changes were to alter the current state of the housing finance industry such that the GSEs no longer operated in their current capacity, we may be forced to compete in a new marketplace in which ratings may play a greater role. If we are unable to compete effectively in the current or any future markets as a result of the financial strength ratings assigned to our mortgage insurance subsidiaries, the franchise value and future prospects for our mortgage insurance business could be negatively affected.
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
We establish loss reserves in both our mortgage insurance and financial guaranty businesses to provide for the estimated cost of future claims. Because our reserves represent only our best estimate of claims to be paid in the future, these reserves may be insufficient to satisfy the full amount of claims that we ultimately have to pay. Setting our loss reserves requires significant judgment by management with respect to the likelihood, magnitude and timing of each potential loss. The models, assumptions and estimates we use to establish loss reserves may not prove to be accurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty, such as we have recently experienced.
Many of the programs and initiatives that have been implemented to prevent or forestall mortgage foreclosures, as well as the significant backlog of foreclosure proceedings in many states that impose a judicial process on such proceedings, have resulted in fewer defaulted loans moving to claim, and consequently, an increase in the aging of our inventory of defaulted loans. As a result, the number of our defaulted loans that have been in default for 240 or more days, which represents our most aged category of defaulted loans, currently represents a much larger portion of our default inventory than has historically been the case. While these loans are generally assigned a higher loss reserve based on our belief that they are more likely to result in a claim, we also assume, based on historical trends, that a significant portion of these loans will cure or otherwise not result in a claim. Given the significant period of time that these loans have been in default, it is possible that the ultimate cure rate for these defaulted loans will be significantly less than historical rates, and therefore, less than our current estimates of cures for this inventory of defaults. Further, the foreclosure moratoriums and other delays have resulted in further aging of our defaulted loan portfolio, which has decreased claim payments (perhaps only temporarily) and created additional uncertainty regarding the likelihood, magnitude and timing of anticipated losses. If our estimates are inadequate, we may be required to increase our reserves, which could have a material adverse effect on our financial condition, capital position and operating results.
In addition to establishing mortgage insurance loss reserves for defaulted loans, under GAAP, we are required to establish a premium deficiency reserve, or PDR, for our mortgage insurance products if the amount by which the net present value of expected future losses for a particular product and the expenses for such product exceeds the net present value of expected future premiums and existing reserves for such product. We evaluate whether a premium deficiency exists at the end of each fiscal quarter. As of December 31, 2013, a premium deficiency reserve of approximately $1.8 million existed for our second-lien insurance business. Our evaluation of premium deficiency is based on our best estimate for future losses, expenses and premiums. This evaluation depends upon many significant assumptions, including assumptions regarding future macroeconomic conditions, and therefore, is inherently uncertain and may prove to be inaccurate. Although no premium deficiency existed on our first-lien insurance business at December 31, 2013, there can be no assurance that premium deficiency reserves will not be required for this product or our other mortgage insurance products in future periods.
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
Our investment portfolio is our primary source of liquidity. We maintain an investment policy to manage our investments and those of our insurance subsidiaries that are subject to state insurance laws. We may be forced to change our investments or investment policies depending upon regulatory, economic and market conditions and our existing or anticipated financial condition and operating requirements, including the tax position, of our business segments. In addition, if we underestimate our policy liabilities or improperly structure our investments to meet those liabilities, we could have unexpected losses, including losses resulting from the forced liquidation of investments before their maturity.
Our investment objectives may not be achieved. Although our portfolio consists mostly of highly-rated investments, the success of our investment strategy is affected by general economic conditions, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and, consequently, the value of our fixed-income securities. Volatility or illiquidity in the markets in which we hold positions has reduced the market value of some of our investments, and if this worsens substantially it could have a material adverse effect on our liquidity, financial condition and operating results.

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
Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group’s principal liquidity demands include funds for: (i) additional potential capital support for our mortgage insurance subsidiaries, including to maintain Radian Guaranty’s risk-to-capital position at or below levels imposed by the GSEs and state regulatory authorities; (ii) the payment of dividends on our common stock; (iii) the payment of certain corporate expenses; (iv) interest payments on our outstanding debt; (v) the repayment of our outstanding long-term debt, including $54.5 million principal amount of outstanding debt due in June 2015, $195.5 million principal amount of outstanding debt due in June 2017, $450 million principal amount of convertible debt due in November 2017 and, at our option, any related conversion premium that we elect to settle in cash, and potentially $400 million of convertible debt due in March 2019 for which the principal amount and any conversion premium may, at our option, be settled in cash; and (vi) potential payments to the U.S. Treasury resulting from the examination of our 2000 through 2007 consolidated federal income tax returns by the IRS. Radian Group currently has immediately available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of approximately $615 million, after consideration of a $100 million capital contribution made to Radian Guaranty in February 2014. The $615 million of available liquidity excludes certain additional cash and liquid investments that have been advanced from our subsidiaries for corporate expenses and interest payments. Substantially all of Radian Group's obligations to pay corporate expenses and interest payments on outstanding debt are reimbursed to Radian Group through the expense-sharing arrangements currently in place with its subsidiaries.
As of December 31, 2013, Radian Guaranty’s risk-to-capital ratio was 19.5 to 1. Currently, we expect to maintain Radian Guaranty’s risk-to-capital ratio at or below 20 to 1. Absent any other form of risk-to-capital support, we estimate that between $50 million and $100 million in additional capital contributions from Radian Group to Radian Guaranty will be required during the next 12 months, primarily as a result of the significant expected increase in Radian Guaranty’s RIF, in order to maintain Radian Guaranty’s risk-to-capital ratio at or below 20 to 1. A greater level of capital contributions could be required if Radian Guaranty’s incurred losses are higher than anticipated or if our net RIF ultimately exceeds our current projections. See “Our insurance subsidiaries are subject to comprehensive regulations and other requirements, including capital adequacy measures, which if we fail to satisfy, could limit our ability to write new insurance and increase restrictions and requirements placed on our insurance subsidiaries.”
Radian Group also could be required to provide further capital support to Radian Guaranty to satisfy new mortgage insurance eligibility standards currently being developed by the FHFA. During 2014, we expect the GSEs to release revisions to their standard mortgage insurer eligibility requirements, including certain changes that are more onerous than the current requirements, including potentially: (i) a risk-to-capital ratio below Radian Guaranty’s 19.5 to 1 risk-to-capital ratio as of December 31, 2013; (ii) higher capital requirements for loans insured prior to 2009; and (iii) a limitation on the amount of capital credit available for subsidiary capital (including Radian Guaranty’s capital that is attributable to its ownership of Radian Asset Assurance). In addition, the NAIC is in the process of reviewing the minimum capital and surplus requirements for mortgage insurers and considering changes to the Model Act. While the outcome of this process is not known, it is possible that the NAIC will recommend and adopt more stringent capital requirements that could increase the capital requirements for Radian Guaranty in states that adopt the new Model Act. If the new GSE eligibility requirements or the NAIC proposals include more onerous capital requirements, including any one or more of the potential requirements referenced above, it is likely that we would need to provide additional capital support to, or arrange additional capital relief for, Radian Guaranty, including potentially, entering into new reinsurance arrangements, increasing the amount of capital contributions from Radian Group’s available unrestricted cash and liquid investments or seeking to raise funds in private or public capital transactions. For example, if Radian Guaranty is required to maintain a maximum risk-to-capital ratio of 18 to 1, absent any other form of risk-to-capital support, we estimate that we would be required to contribute $200 to $300 million to Radian Guaranty during the next 12 months (i.e., an incremental $150 to $200 million above those amounts expected to be required to maintain a risk-to-capital ratio of 20 to 1). See “Radian Guaranty could lose its eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by Radian Guaranty, which would significantly impair our mortgage insurance franchise.”

Radian Group’s U.S. consolidated federal income tax returns for tax years 2000 through 2007, which include the federal income tax returns of our wholly-owned subsidiary, RGRI, were examined by the IRS. We are currently contesting proposed adjustments resulting from the IRS examination of these tax years, which relate to the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic Real Estate Mortgage Investment Conduits (“REMICs”) residual interests currently held by RGRI. If these adjustments were sustained, RGRI would be required to pay additional income taxes of approximately $128 million plus proposed penalties of approximately $42 million. Additionally, we would incur interest expense on any sustained adjustments. Radian Group has agreed to indemnify RGRI for any tax payments ultimately due to the IRS for the proposed adjustments. This indemnification was made in lieu of an immediate capital contribution to RGRI that otherwise would have been required for RGRI to maintain its minimum statutory surplus requirements in light of remeasurement as of December 31, 2011 of uncertain tax positions related to the portfolio of REMIC residual interests. See “The IRS is examining our consolidated federal income tax returns for the years 2000 through 2007.”
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
In light of Radian Group’s long- and short-term needs, it is possible that our liquidity demands could exceed currently available holding company funds. If this were to occur, we may need to increase our available liquidity by incurring additional debt, by issuing additional equity or by selling assets, any of which we may be unable to do on favorable terms, if at all.
Our reported earnings are subject to fluctuations based on changes in our credit derivatives, trading securities, and other financial instruments that require us to adjust their fair market value as reflected on our statements of operations.
We have significant assets and liabilities that we carry at fair value, with changes in fair market value recorded on our statements of operations each period. These assets and liabilities include our credit derivatives, trading securities and VIE debt and related assets. Because the changes in fair value of these derivatives and other financial instruments are reflected on our statements of operations, they have the potential to affect our reported earnings and create earnings volatility. Economic conditions, as well as adverse capital market conditions, including but not limited to, credit spread changes, benchmark interest rate changes, market volatility and declines in the value of underlying collateral will impact the value of our investments and derivatives, potentially resulting in unrealized losses.
Specifically with respect to our credit derivatives, the gains and losses on these contracts are derived from internally generated models, which may differ from models used by our counterparties or others in the industry. We estimate fair value amounts using market information, to the extent available, and valuation methodologies that we deem appropriate in order to estimate the fair value amounts that would be exchanged to sell an asset or transfer a liability. Considerable judgment is required to interpret available market data to develop the estimates of fair value. Since there currently is no active market for many of our credit derivatives, we have had to use assumptions as to what could be realized in a current market exchange. In the event that our investments or derivative contracts were sold or transferred in a forced liquidation or otherwise, the fair values received or paid could be materially different from those reflected in our financial statements. Additionally, our actual ultimate credit losses on these derivatives could significantly exceed or be significantly less than our fair value liabilities.
Temporary market or credit spread changes, as well as actual credit improvement or deterioration in our derivative contracts, are reflected in changes in fair value of derivative instruments. We also make an adjustment to our derivative liability valuation methodology to account for our own non-performance risk by incorporating our observable CDS spread into the determination of fair value of our credit derivatives. Since January 2007, our five-year CDS spread has increased significantly and has fluctuated materially. Our five-year CDS spread was 323 basis points as of December 31, 2013. This market perception of our risk of non-performance has had the effect of reducing our derivative liability valuations by approximately $209.9 million as of December 31, 2013. Perceived improvement in our financial condition could cause our CDS spread to tighten. If our CDS spread tightens significantly, and other credit spreads utilized in our fair value methodologies remained constant, our earnings could be reduced.

Under our long-term incentive compensation program, we currently have outstanding stock-based performance awards that are to be settled in cash. These awards mainly consist of performance-based RSU awards that were granted in 2011 and 2012 and which vest in June 2014 and June 2015, respectively. For more information regarding these awards, see Note 15 of Notes to Consolidated Financial Statements. Because these awards are cash-settled, we are required to determine their fair value as of the end of each reporting period and to record any changes in their fair value within other operating expenses. As a result, any change in the fair value of these awards, which is highly correlated to changes in our stock price, can result in volatility in our results of operations during the periods that these awards remain outstanding.
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
Our ability to meet the needs of our customers is dependent on our ability to keep pace with technological advances and to invest in new technology as it becomes available. Participants in the mortgage insurance industry rely on e-commerce and other technologies to provide their products and services. Our customers generally require that we provide aspects of our products and services electronically and the percentage of our NIW and claims processing that we deliver electronically has continued to increase. We expect this trend to continue and, accordingly, we may not satisfy our customers’ requirements if we fail to invest sufficient resources or otherwise are unable to maintain and upgrade our technological capabilities. This may result in a decrease in the business we receive, which could negatively impact our business and results of operations.
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
We are in the process of implementing a major technology project to improve our operating systems, including a new platform for our mortgage insurance underwriting, policy administration, claims management and billing processes. The project is intended to enhance our business and technological capabilities by increasing operational efficiencies and reducing complexities resulting from multiple platforms. The implementation of these technological improvements is complex, expensive and time consuming. If we fail to timely and successfully implement the new technology systems and business processes, or if the systems do not operate as expected, it could have an adverse impact on our business, business prospects and results of operations.

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
We currently are a party to material litigation and are subject to certain regulatory proceedings. The cost to defend these actions and the ultimate resolution of these matters could have a material adverse impact on our business, financial condition and results of operations. Additional lawsuits, regulatory proceedings and other matters may also arise in the future.
In the past, we have been subject to litigation alleging, among other things, that our captive reinsurance agreements, as well as pool insurance and contract underwriting services, constitute unlawful payments to mortgage lenders under RESPA. We and other private mortgage insurers currently are serving as a defendant in a series of putative class action lawsuits under RESPA with respect to our captive reinsurance agreements. In addition, we and other mortgage insurers have been subject to inquiries and investigative demands from state and federal governmental agencies, including the CFPB, requesting information relating to captive reinsurance. In April 2013, we reached a settlement with the CFPB that concludes its investigation with respect to Radian Guaranty without any findings of wrongdoing. We and other mortgage insurers have also been subject to inquiries from the Minnesota Department of Commerce relating to captive reinsurance. We are cooperating with the Minnesota Department of Commerce and are engaged in active discussions with them regarding their inquiries, including various alternatives for resolving this investigation. For additional information about these lawsuits and governmental inquiries, see “Item 3. Legal Proceedings.” Various regulators, including the CFPB, state insurance commissioners or state attorneys general may bring additional actions or proceedings regarding our compliance with RESPA or other laws applicable to our mortgage insurance business. We cannot predict whether additional actions or proceedings will be brought against us or the outcome of any such actions or proceedings.
Since 2008, the amount of insurance we have rescinded due to fraud, misrepresentation, underwriting negligence or other non-compliance with our insurance policies has increased significantly and we have denied a significant number of claims for failing to satisfy the claim perfection requirements under our master insurance policy. In more recent years, we have curtailed a significant number of claims as a result of servicers failing to satisfy the standards set forth in our master insurance policy and servicing guidelines thereby increasing our risk of loss. In addition, we have identified a significant number of defaulted loans for which “appropriate proceedings” (actions or proceedings such as foreclosure that provide the insured with title to the property) may not have been commenced within the outermost deadline in our master insurance policy. We currently are in discussions with the servicers for these loans regarding this potential violation and our corresponding rights under the master insurance policy. We face an increasing number of challenges from certain of our lender customers regarding our loss mitigation activities, some of which have resulted in reversals of our decisions regarding rescissions, denials or claim curtailments. We are currently in discussions with customers regarding our loss mitigation activities, which if not resolved, could result in arbitration or additional judicial proceedings.

On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken in the U.S. District Court for the Eastern District of Pennsylvania, seeking a declaratory judgment that Radian Guaranty properly rescinded mortgage insurance coverage under our master insurance policy and delegated underwriting endorsement for a population of home mortgage loans that were originated by Quicken based upon deficiencies and improprieties in the underwriting process. See “Item 3. Legal Proceedings.” We cannot predict the outcome of the Quicken litigation or whether additional actions may be brought against us. Because the Quicken litigation relates to mortgage insurance policy terms and practices that are widely used in the mortgage insurance industry, the outcome of this litigation or other litigation in our industry relating to loss mitigation activities may impact us. If this litigation results in a change in mortgage insurance policy terms and practices that are widely used by the mortgage insurance industry, including by us, or if we engage in further material litigation with any customer and, as a result, the customer limits the amount of business they conduct with us or terminates our business relationship altogether, it could have a negative impact on our business and results of operations.
See “Insurance rescissions and claim denials are not expected to continue at the elevated levels we have been experiencing and a number of our lender customers are challenging our loss mitigation actions.” See also “Legislation and regulatory changes and interpretations could harm our mortgage insurance business” and “The IRS is examining our consolidated federal income tax returns for the years 2000 through 2007.”
The IRS is examining our consolidated federal income tax returns for the years 2000 through 2007.
We are currently contesting proposed adjustments resulting from the examination by the IRS of our 2000 through 2007 consolidated federal income tax returns. The IRS opposes the recognition of certain tax losses and deductions that were generated through RGRI’s investment in a portfolio of non-economic REMIC residual interests and has proposed adjustments denying the associated tax benefits of these items. The proposed adjustments relating to the 2000 through 2007 tax years, if sustained, will result in additional income taxes of approximately $128 million plus proposed penalties of approximately $42 million. Additionally, we would incur interest expense on any sustained adjustments. We appealed these proposed adjustments to the IRS Office of Appeals (“Appeals”) and made “qualified deposits” with the U.S. Treasury in the amount of approximately $85 million in June 2008 relating to the 2000 through 2004 tax years and approximately $4 million in May 2010 relating to the 2005 through 2007 tax years to avoid the accrual of above-market-rate interest with respect to the proposed adjustments.
We have made several attempts to reach a compromised settlement with Appeals, but in January 2013, we were notified that Appeals had rejected our latest settlement offer and plans to issue the formal notice of deficiency. Upon receipt of that notice, we will have 90 days to either pay the assessed tax liabilities, penalties and interest (the “deficiency amount”) in full or petition the U.S. Tax Court to litigate the deficiency amount. Litigation of the deficiency amount may result in substantial legal expenses and the litigation process could take several years to resolve. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached. After discussions with our legal advisors about the issues raised in the examination, we believe that an adequate provision for income taxes has been made for the potential liabilities that may result from this matter. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.
Radian Group has assumed the obligation to pay the ultimate tax liability by indemnifying RGRI for such liability, including any portion of the “qualified deposits” that is used to satisfy such liability. See “Radian Group’s sources of liquidity may be insufficient to fund its obligations.”
We may not be able to realize all of our deferred tax assets in the future.
As of December 31, 2013, before consideration of our valuation allowance, we had deferred tax assets (“DTA”), net of deferred tax liabilities, of approximately $1,040.2 million. We are required to establish a valuation allowance against our deferred tax assets when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date we assess our need for a valuation allowance, and our assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether the DTA will be realized in future periods. Future realization of our DTA will ultimately depend on whether we generate sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law.

Our ability to recognize tax benefits on future U.S. tax losses and our existing U.S. loss positions may be limited under applicable tax laws.
We have generated substantial net operating losses (“NOLs”), loss carryforwards and other tax attributes for U.S. tax purposes that can be used to reduce our future federal income tax obligations. Our ability to fully utilize these tax assets (including NOLs of approximately $1.8 billion as of December 31, 2013) will be adversely affected if we have an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (“Section 382”). An ownership change is generally defined as a greater than 50 percentage point increase in equity ownership by “five-percent shareholders” (as that term is defined for purposes of Section 382) in any three-year period. We may experience an “ownership change” in the future as a result of changes in our stock ownership.
On October 8, 2009, our board of directors adopted a Tax Benefit Preservation Plan (the “Plan”), which, as amended, was approved by our stockholders at our 2010 and 2013 annual meetings. We also adopted certain amendments to our amended and restated bylaws (the “Bylaw Amendment”) and at our 2010 and 2013 annual meetings, our stockholders approved certain amendments to our amended and restated certificate of incorporation (the “Charter Amendment”). The Plan, the Bylaw Amendment and the Charter Amendment were implemented in order to protect our ability to utilize our NOLs and other tax assets and prevent an “ownership change” under U.S. federal income tax rules by restricting or discouraging certain transfers of our common stock that would: (i) create or result in a person becoming a five-percent shareholder under Section 382; or (ii) increase the stock ownership of any existing five-percent shareholder under Section 382. The continued effectiveness of the Plan, the Bylaw Amendment and the Charter Amendment are subject to the reapproval of the Plan and the relevant section of our amended and restated certificate of incorporation by our stockholders every three years and there can be no assurance that if we elect to present them to our stockholders for reapproval in the future, our stockholders will reapprove them.
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
Our mortgage insurance business is subject to many federal and state lending and insurance laws and regulations and may be affected by changes in these laws and regulations.
In particular, our mortgage insurance business may be significantly impacted by the following:

•
The Dodd-Frank Act and the rules and regulations adopted thereunder, including in particular the definition of QRM that is ultimately adopted. See “The Dodd-Frank Act may have a material effect on our mortgage insurance and financial guaranty businesses.”;

•
Legislation or regulatory action impacting the charters or business practices of the GSEs. See “Because most of the mortgage loans that we insure are sold to Freddie Mac and Fannie Mae, changes in their charters or business practices could significantly impact our mortgage insurance business.”;

•	Legislative reform of the U.S. housing finance system;

•	Legislation and regulation impacting the FHA and its competitive position versus private mortgage insurers. See “Our mortgage insurance business faces intense competition.”;

•
State insurance laws and regulations that address, among other items, licensing of companies to transact business, claims handling, reinsurance requirements, premium rates, policy forms offered to customers and requirements for risk-to-capital ratios, minimum policyholder positions, reserves, surplus, reinsurance and payment of dividends. See “Our insurance subsidiaries are subject to comprehensive regulations and other requirements, including capital adequacy measures, which if we fail to satisfy, could limit our ability to write new insurance and increase restrictions and requirements placed on our insurance subsidiaries.”;

•	The application of state, federal or private sector programs aimed at supporting borrowers and the housing market;

•
The application of RESPA, the FCRA and other laws to mortgage insurers, including with respect to captive reinsurance arrangements. See “We are subject to the risk of private litigation and regulatory proceedings.”;

•
New federal standards and oversight for mortgage insurers, including as a result of the Federal Insurance Office of the U.S. Treasury having recently published a study on how to modernize and improve the system of insurance regulation in the U.S. that, among other things, calls for federal standards and oversight for mortgage insurers to be developed and implemented. See “The Dodd-Frank Act may have a material effect on our mortgage insurance and financial guaranty businesses.”; and

•
The implementation in the U.S. of the Basel II capital adequacy requirements and the Basel III guidelines. See “The implementation of the Basel II capital adequacy requirements and the Basel III guidelines may discourage the use of mortgage insurance.”

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
In 1988, the BCBS developed Basel I, which established international benchmarks for assessing banks’ capital adequacy requirements. In June 2005, the BCBS issued Basel II. Basel II has been implemented by many banks in the U.S. and many other countries in 2009 and 2010. Basel II affects the capital treatment provided to mortgage insurance by domestic and international banks in both their origination and securitization activities. The Basel II provisions related to residential mortgages and mortgage insurance may provide incentives to certain of our bank customers not to insure mortgages having a lower risk of claim and to insure mortgages having a higher risk of claim.
In September 2010, the BCBS released Basel III guidelines, which will increase the capital requirements of certain banking organizations. Implementation of Basel III requires formal regulations, and in December 2010, the BCBS released the Basel III capital adequacy guidelines that raised minimum capital requirements for banks. Implementation of the Basel III capital adequacy guidelines in the U.S. required three federal banking regulators to issue legally binding rules. In June 2012, the federal regulators released proposed rules to implement Basel III. The proposed Basel III rules would have, among other things, assigned risk-weightings based on a residential mortgage’s LTV ratio, without regard to the presence of private mortgage insurance.
In July 2013, the federal regulators issued final rules to implement Basel III. The final rules reverted to the current treatment of mortgages for capital purposes rather than adopting the proposed 200% requirement risk-weighting for residential mortgages with LTVs higher than 80% without regard to the presence of mortgage insurance. The federal regulators issuing the final rules noted that they may reconsider the issue of risk weighting residential mortgage securities again, once the impact of other housing related rules such as QM and QRM are known. We cannot predict what any such future rules may prescribe or the impact on our business.
The final Basel III rules retain the existing risk-weighting for mortgage-backed pass-through securities guaranteed by the GSEs. However, the final Basel III rules significantly change the calculation of risk weights for securitization exposures in which credit risk is tranched. Under the final Basel III rules, the risk weighting for these securitization exposures is subject to a 20% floor and can increase to 1,250% for junior tranches. Under the QRM risk-retention rules, sponsors of securitizations of non-QRM loans will be required to retain an exposure to the securitizations they sponsor. Therefore, under the final Basel III rules, it is possible that these bank sponsors will be required to hold greater amounts of capital with respect to a securitization of non-QRM loans than if the bank had retained the entire portfolio of loans. This may create a disincentive to originate non-QRM loans which may decrease demand for our private mortgage insurance products in the non-QRM market based on the outcome of the QRM rulemaking.
The Dodd-Frank Act may have a material effect on our mortgage insurance and financial guaranty businesses.
The Dodd-Frank Act contains many requirements and mandates significant rulemaking by several regulatory agencies to implement the Dodd-Frank Act’s provisions. The full scope of the Dodd-Frank Act and its impact on our mortgage insurance and financial guaranty businesses remain uncertain. The Dodd-Frank Act established the CFPB to regulate the offering and provision of consumer financial products and services, including residential mortgages, under federal law and transferred authority to the CFPB to enforce many existing consumer related federal laws. Under the Dodd-Frank Act, the CFPB is authorized to issue regulations prohibiting a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan (the “Ability to Repay rule”). The Dodd-Frank Act provides that a creditor may presume that a borrower will be able to repay a loan if the loan has certain low-risk characteristics that meet the definition of a QM.

On January 10, 2013, the CFPB issued the CFPB QM Rule. The CFPB QM Rule became effective on January 10, 2014. Under the CFPB QM Rule, a loan is deemed to be a QM if, among other factors:

•	the term of the loan is less than or equal to 30 years;

•	there are no negative amortization, interest only or balloon features;

•	the lender properly documents the loan in accordance with the requirements;

•	the total “points and fees” do not exceed certain thresholds (as further discussed below); and

•	the total debt-to-income ratio of the borrower does not exceed 43%.
For a loan to satisfy the CFPB QM Rule requirements, the points and fees payable in connection with the loan may not exceed 3% of the total loan amount (for loans of $100,000 or more; different limitations apply to smaller balance loans). Loans that meet the definition of a QM under the CFPB QM Rule receive either a rebuttable or conclusive presumption of compliance with the rule’s ability to repay requirements depending upon the pricing of the loan relative to the Average Prime Offer Rate. The CFPB QM Rule provides a “safe harbor” for loans that otherwise satisfy the CFPB QM requirements and have annual percentage rates (“APRs”) below the threshold of 150 basis points over the Average Prime Offer Rate, and a “rebuttable presumption” for loans that otherwise satisfy the CFPB QM requirements and have an APR at or above that threshold. As it relates to private mortgage insurance, any premium charges payable after closing (e.g., monthly premiums) are excluded from the points and fees calculation. With regard to up-front private mortgage insurance premiums (premium charges payable at or before closing), the portion of the premium that is not in excess of the then current up-front FHA premium at the time of the loan’s origination is also excluded from the points and fees calculation (so long as the charges meet certain refundability criteria), while any portion that is in excess of the current FHA up-front premium is included in the calculation of points and fees. We offer mortgage insurance products that provide for up-front premiums and to the extent that these products cause a loan not to meet the CFPB QM Rule requirements, it may impact the structure, marketability and pricing of these products which could impact the amount and mix of new insurance we write and our share of the private mortgage insurance market.
Most notably for the private mortgage insurance industry, the CFPB QM Rule establishes a temporary alternative QM definition applicable to any loans that are eligible to be purchased, guaranteed or insured by the GSEs. Loans acquired by the GSEs are allowed QM status under this temporary rule if they meet certain requirements with regard to avoiding risky loan features (e.g., no negative amortization and generally no balloons or interest-only features) and the limitation on points and fees discussed above. Under the temporary alternative QM definition, adherence to the CFPB QM Rule provision governing the back end debt-to-income ratio of 43% will not be required for loans acquired by the GSEs. The GSEs will continue to purchase loans that meet the underwriting and delivery eligibility requirements stated in their respective selling guides, even if the borrowers of such loans have a debt-to-income ratio of greater than 43%. With regard to GSE-eligible loans, the temporary alternative QM definition will expire on the earlier of seven years from the effective date of the rule or when GSE conservatorship or receivership ends.
The Dodd-Frank Act separately granted statutory authority to HUD (for FHA-insured loans), the VA (for VA-guaranteed loans), the USDA and the RHS to develop their own definitions of a qualified mortgage in consultation with the CFPB. In December 2013, HUD adopted a separate definition of a qualified mortgage for loans insured by the FHA. HUD’s qualified mortgage definition is less restrictive than the CFPB’s definition in certain respects and it is possible that lenders will prefer the FHA-insured loans to loans insured by private mortgage insurance. To the extent other government agencies that guarantee residential mortgage loans also adopt their own definitions of a qualified mortgage and those definitions are more favorable to lenders and mortgage holders than the CFPB QM Rule that applies to the GSEs and the markets in which we operate, our mortgage insurance business may be adversely affected.
There is a risk that the Ability to Repay rules will restrict the size of the overall mortgage market, and consequently, the number of loans requiring private mortgage insurance, due to the unwillingness of creditors to provide non-qualified mortgages. Further, the bifurcation between loans that are eligible for either a conclusive or a rebuttable presumption could also further impact the market for loans generally available for private mortgage insurance.

The Dodd-Frank Act requires securitizers to retain some of the credit risk associated with mortgage loans that they transfer, sell or convey, unless the mortgage loans are QRMs or are insured by the FHA or another federal agency. The Dodd-Frank Act provides that the definition of QRM will be determined jointly by six separate regulators, with consideration to be given, among other things, to the presence of mortgage insurance in connection with loan performance. The risk retention requirement is imposed on “securitizers” and not the originators or subsequent purchasers, although in certain circumstances a portion of the risk may be allocated to the originator. In March 2011, regulators released a proposed rule that included a proposed definition of QRM. That proposed rule included down payment requirements for QRMs without incorporating or including consideration of loans that are covered by mortgage insurance. In response to public comments to the proposed rule, federal regulators issued a revised proposed risk retention rule, including a definition of QRMs, in August 2013. The revised proposed rule generally defines QRM as a mortgage meeting the requirements of a qualified mortgage under the CFPB QM Rule described above. The regulators also proposed an alternative definition of QRMs (“QM-plus”) that utilizes certain QM criteria but also includes a maximum LTV of 70%. Neither of the revised proposed QRM definitions incorporate or consider the use of mortgage insurance. The public comment period for the new proposed rule expired on October 30, 2013. Substantially all of our primary RIF includes loans for which the down payment was less than 20% and, therefore, the LTV would exceed 80%. For information regarding the percentage of our primary RIF by LTV, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—NIW, IIF, RIF.”
Because of the capital support provided by the U.S. Government to the GSEs, the GSEs satisfy the proposed risk retention requirements of the Dodd-Frank Act while they are in conservatorship, so sellers of loans to the GSEs will not be subject to the risk retention requirements referenced above. This means that lenders that originate loans that are sold to or securitized with the GSEs while the GSEs are in conservatorship would not be required to retain risk under the proposed or final QRM rule.
For loans that are securitized in the private label securitization market, if the final QRM definition does not give consideration to private mortgage insurance in calculating LTV or it provides that loans with down payments of less than 20% do not qualify as a QRM, it could have an adverse effect on the demand for private mortgage insurance in this market. The public comment period for the revised proposed rule expired on October 30, 2013. The timing for the adoption of final risk retention rules and the QRM definition remains uncertain and we cannot be certain of the form the final rules and the definition may take.
In addition to the foregoing, the Dodd-Frank Act:

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

•
places limits on the ability of many financial institutions to hold certain assets, including those referred to as “covered funds.” To the extent that financial institutions that are included in our insured portfolios (primarily in our insured TruPs CDOs) for which we provide credit protection may be required to liquidate assets at a loss, or the market perceives there is a risk of such losses, it may adversely affect the credit quality of the institution and consequently increase our derivative liability, and could produce credit losses on such insured obligations;

•
establishes a Federal Insurance Office within the U.S. Treasury. While not having a general supervisory or regulatory authority over insurance, the director of this office performs various functions with respect to insurance at a federal level. The Federal Insurance Office recently published a study on how to modernize and improve the system of insurance regulation in the U.S., which recommended the development and implementation of federal oversight for private mortgage insurers. To the extent these recommendations are acted upon by legislators or other executive action, a divergence from the current system of state regulation could increase compliance burdens and possibly impact our financial condition.

We cannot predict the requirements of the remaining final regulations ultimately adopted under the Dodd-Frank Act, the full effect such regulations will have on financial markets generally, or on our mortgage insurance and financial guaranty businesses specifically, the additional costs associated with compliance with such regulations or changes to our operations that may be necessary to comply with the Dodd-Frank Act and the rules adopted thereunder, any of which could have a material adverse effect on our businesses, cash flows, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
At our corporate headquarters in Philadelphia, Pennsylvania, we lease approximately 151,197 square feet of office space and 1,740 square feet of data storage space under a lease that expires in August 2017. In addition, we also lease the following:

•
23,453 feet of office space in Philadelphia, Pennsylvania (separate from our headquarters) which is intended for our mortgage insurance operations and IT personnel. This lease expires December 31, 2024;

•
7,314 square feet of office space in Ohio and South Carolina, serving as our mortgage insurance service center (Ohio) and space for a subsidiary office (South Carolina). The lease for our Ohio service center expires in 2015 and the space for our South Carolina office is month to month;

•
121,093 square feet of office space for our financial guaranty operations in New York City. The lease for this space expires August 31, 2015. We occupy 26,538 square feet of this space and sublease 94,555 square feet;

•	Approximately 500 square feet of office space for our mortgage insurance operations in Hong Kong. The lease for this space expires on January 31, 2015;

•	27,360 square feet of office space for our data center in Dayton, Ohio. The lease for this space expires on March 31, 2016;

•	4,782 square feet of office space for our mortgage insurance operations in Denver, Colorado that expires September 30, 2015; and

•	Approximately 125 square feet of office space for investment management services in Wilmington, Delaware that is month to month.
We currently have a co-location agreement with Xand that serves as a production and disaster location in Audubon, Pennsylvania. This agreement expires May 30, 2015.
We believe our existing properties are well utilized, suitable and adequate for our present circumstances.

Item 3.	Legal Proceedings.
We are routinely involved in a number of legal actions and proceedings, the outcome of which are uncertain. The legal proceedings could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. In accordance with applicable accounting standards and guidance, we establish accruals for a legal proceeding only when we determine both that it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. We accrue the amount that represents our best estimate of the probable loss; however, if we can only determine a range of estimated losses, we accrue an amount within the range that, in our judgment, reflects the most likely outcome, and if none of the estimates within the range is more likely, we accrue the minimum amount of the range.
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
On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken in the U.S. District Court for the Eastern District of Pennsylvania. On September 5, 2012, Radian Guaranty filed an amended complaint. Radian Guaranty’s complaint, as amended, seeks a declaratory judgment that it properly rescinded mortgage insurance coverage under Radian Guaranty’s master insurance policy and delegated underwriting endorsement for approximately 220 home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process. The approximately 220 home mortgage loans relate to an aggregate RIF of approximately $13 million. On October 25, 2012, Quicken answered Radian Guaranty’s amended complaint and asserted counterclaims against Radian Guaranty for alleged breach of contract and bad faith. On November 19, 2012, Radian Guaranty moved to dismiss Quicken’s counterclaims. On October 28, 2013, the court granted Radian Guaranty’s motion to dismiss in part and denied it in part. The court ruled that Quicken could not pursue a tort theory of bad faith and that Quicken had not stated a basis to toll the statute of limitations for any claims arising after the lawsuit was filed. The court permitted Quicken’s remaining claims to proceed at this stage. Discovery has commenced in this litigation. The parties have agreed to increase the loans that are at issue from 220 loans to approximately 450 loans relating to an aggregate RIF of approximately $24 million. This litigation is in the early stages of the proceedings, and therefore, we are unable to estimate whether a loss is reasonably possible in this matter.
We have been named as a defendant in a number of putative class action lawsuits alleging, among other things, that our captive reinsurance agreements violate RESPA. On December 9, 2011, an action titled Samp v. JPMorgan Chase Bank, N.A. (the “Samp case”), was filed in the U.S. District Court for the Central District of California. The defendants are JPMorgan Chase Bank, N.A., its affiliates (collectively, “JPMorgan”), and several mortgage insurers, including Radian Guaranty. The plaintiffs purport to represent a class of borrowers whose loans allegedly were referred to mortgage insurers by JPMorgan in exchange for reinsurance agreements between the mortgage insurers and JPMorgan’s captive reinsurer. Plaintiffs assert violations of RESPA. On October 4, 2012, Radian Guaranty filed a motion to dismiss on a number of grounds, and on May 7, 2013, the court granted the motion and dismissed the plaintiffs’ claims with prejudice. The court ruled that the plaintiffs could not state a claim against Radian Guaranty because it did not insure their loans, and, in addition, ruled that their claims were barred by the statute of limitations. On June 5, 2013, plaintiffs appealed these rulings to the U.S. Court of Appeals for the Ninth Circuit. On November 9, 2013, plaintiffs voluntarily dismissed their appeal.
Each of the cases described below are putative class actions (with alleged facts substantially similar to the facts alleged in the Samp case discussed above) in which Radian Guaranty has been named as a defendant:

•
On December 30, 2011, a putative class action under RESPA titled White v. PNC Financial Services Group was filed in the U.S. District Court for the Eastern District of Pennsylvania. On September 29, 2012, plaintiffs filed an amended complaint. In this case, Radian Guaranty has insured the loan of one of the plaintiffs. On November 26, 2012, Radian Guaranty filed a motion to dismiss the plaintiffs’ claims as barred by the statute of limitations. On June 20, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on July 5, 2013, reasserting a putative claim under RESPA on substantially the same allegations. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on July 22, 2013.

•
On January 13, 2012, a putative class action under RESPA titled Menichino, et al. v. Citibank, N.A., et al., was filed in the U.S. District Court for the Western District of Pennsylvania. Radian Guaranty was not named as a defendant in the original complaint. On December 4, 2012, plaintiffs amended their complaint to add Radian Guaranty as an additional defendant. In this case, Radian Guaranty has insured the loan of one of the plaintiffs. On February 4, 2013, Radian Guaranty filed a motion to dismiss the claims against it as barred by the statute of limitations. On July 19, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on August 16, 2013, reasserting a putative claim under RESPA on substantially the same allegations. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on September 17, 2013. The court denied Radian Guaranty’s motion on February 4, 2014, without prejudice to Radian Guaranty’s ability to raise the statute of limitations bar on a motion for summary judgment.

•
On April 5, 2012, a putative class action under RESPA titled Manners, et al. v. Fifth Third Bank, et al. was filed in the U.S. District Court for the Western District of Pennsylvania. On September 28, 2012, plaintiffs filed an amended complaint adding three borrowers whose loans were insured by Radian Guaranty. On November 28, 2012, Radian Guaranty moved to dismiss plaintiffs’ claims as barred by the statute of limitations. On July 19, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on August 16, 2013, reasserting a putative claim under RESPA on substantially the same allegations. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on September 17, 2013. The court denied Radian Guaranty’s motion on February 5, 2014, without prejudice to Radian Guaranty’s ability to raise the statute of limitations bar on a motion for summary judgment.

•
On June 28, 2012, a putative class action under RESPA titled Cunningham, et al. v. M&T Bank Corporation, et al. was filed in the U.S. District Court for the Middle District of Pennsylvania. On October 9, 2012, plaintiffs filed an amended complaint in which they added one borrower whose loan was insured by Radian Guaranty. On December 10, 2012, Radian Guaranty moved to dismiss plaintiffs’ claims as barred by the statute of limitations, and on February 11, 2013, plaintiffs filed an opposition to the motion to dismiss. On October 30, 2013, the court denied that motion and ordered a brief period of discovery limited to the statute of limitations issue. On January 31, 2014, plaintiffs voluntarily dismissed Radian Guaranty from this lawsuit.

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
In addition to the private lawsuits discussed above, we and other mortgage insurers have been subject to inquiries from the Minnesota Department of Commerce and the Office of the Inspector General of HUD, requesting information relating to captive reinsurance. We have cooperated with these requests for information. The Dodd-Frank Act amended RESPA and transferred the authority to implement and enforce RESPA from HUD to the CFPB. In January 2012, we and other mortgage insurers received a request for information and documents from the CFPB relating to captive reinsurance arrangements, and in June 2012, we and other mortgage insurers received a Civil Investigative Demand from the CFPB as part of its investigation to determine whether mortgage lenders and private mortgage insurance providers engaged in acts or practices in violation of the Dodd-Frank Act, RESPA and the Consumer Financial Protection Act. On April 4, 2013, we reached a settlement with the CFPB, which was approved by the U.S. District Court for the Southern District of Florida on April 9, 2013. The settlement concludes the investigation with respect to Radian Guaranty without the CFPB making any findings of wrongdoing. As part of the settlement, Radian Guaranty agreed not to enter into new captive reinsurance arrangements for a period of ten years and to pay a civil penalty of $3.75 million. We have not entered into any new captive reinsurance arrangements since 2007. During the high-claim years that followed the most recent economic downturn, captive arrangements have proven to represent a critical component of our loss mitigation strategy, effectively serving as designed to protect our capital position during a period of stressed losses. As of December 31, 2013, we had received total cash reinsurance recoveries from these captive reinsurance arrangements of approximately $800 million. In August 2013, Radian Guaranty and other mortgage insurers received a draft Consent Order from the Minnesota Department of Commerce, containing proposed conditions and unspecified penalties, to resolve its outstanding inquiries related to captive reinsurance arrangements involving mortgage insurance in Minnesota. We continue to cooperate with the Minnesota Department of Commerce and are engaged in active discussions with them with respect to their inquiries, including various alternatives for resolving this matter. We cannot predict the outcome of this matter or whether additional actions or proceedings may be brought against us.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RDN.” At February 25, 2014, there were 173,136,580 shares of our common stock outstanding and approximately 69 holders of record. The following table shows the high and low sales prices of our common stock on the NYSE for the financial quarters indicated:

	2013		2012
	High	Low	High	Low
1st Quarter	$10.95	$5.97	$4.68	$2.21
2nd Quarter	14.34	9.62	4.45	2.00
3rd Quarter	14.80	11.36	4.96	2.65
4th Quarter	15.15	12.57	6.30	3.74
In 2012 and 2013, we declared quarterly cash dividends on our common stock equal to $0.0025 per share, and we expect to continue to declare a regular quarterly dividend of $0.0025 per share. For information on Radian Group Inc.’s ability to pay dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Notes 1 and 14 of Notes to Consolidated Financial Statements.
Reference is made to the information in Item 12 of this report under the caption “Equity Compensation Plans,” which is incorporated herein by this reference.
Issuer Purchases of Equity Securities
During 2013, we did not repurchase any of our common stock, but, as permitted under our equity plan, an aggregate of 53,500 shares of our common stock were withheld by us to satisfy the tax liability of employees resulting from the vesting of certain restricted stock awards.

Item 6.	Selected Financial Data.
The information in the following table should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 8 and the information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

($ in millions, except per-share amounts and ratios)	2013	2012	2011	2010	2009

Consolidated Statements of Operations
Net premiums earned—insurance	$830.9	$739.0	$756.0	$825.7	$825.9
Net investment income	108.1	114.3	163.5	178.8	214.2
Net (losses) gains on investments	(149.7)	184.9	202.2	139.9	257.1
Change in fair value of derivative instruments	(31.8)	(144.0)	628.4	(558.7)	100.0
Net (losses) gains on other financial instruments	(4.7)	(82.3)	193.3	(211.7)	(88.6)
Gain on sale of affiliate	—	7.7	—	34.8	—
Total revenues	759.0	825.4	1,947.8	417.5	1,313.4
Provision for losses	567.1	959.2	1,296.5	1,739.2	1,337.6
Policy acquisition costs	41.7	61.9	52.8	53.5	63.0
Other operating expenses	284.5	196.7	175.8	191.9	203.8
Interest expense	74.6	51.8	61.4	41.8	46.0
Equity in net income of affiliates	—	—	0.1	14.7	33.2
Pretax (loss) income	(207.1)	(444.2)	368.5	(1,579.7)	(242.3)
Net (loss) income	(197.0)	(451.5)	302.2	(1,805.9)	(147.9)
Diluted net (loss) income per share (1)	$(1.18)	$(3.41)	$2.26	$(15.74)	$(1.80)
Cash dividends declared per share	$0.01	$0.01	$0.01	$0.01	$0.01
Average shares outstanding-diluted	166.4	132.5	133.9	114.7	81.9

Consolidated Balance Sheets
Total assets	$5,621.7	$5,903.2	$6,656.8	$7,620.9	$8,057.2
Total investments	4,931.2	5,152.4	5,783.6	6,628.9	6,137.2
Unearned premiums	768.9	648.7	637.4	686.4	823.6
Reserve for losses and LAE	2,185.4	3,149.9	3,310.9	3,596.7	3,579.0
Long-term debt and other borrowings	930.1	663.6	818.6	964.8	698.2
VIE debt	94.6	108.9	228.2	520.1	296.1
Derivative liabilities	307.2	266.9	126.0	723.6	238.7
Stockholders’ equity	939.6	736.3	1,182.3	859.8	2,005.0
Book value per share	$5.43	$5.51	$8.88	$6.46	$24.22

($ in millions, except per-share amounts and ratios)	2013		2012		2011		2010		2009

Selected Ratios—Mortgage Insurance (2)
Loss ratio	72.3%		131.2%		189.8%		234.0%		179.6%
Expense ratio	34.0		26.6		24.7		24.0		23.2
Combined ratio	106.3%		157.8%		214.5%		258.0%		202.8%
Risk-to-capital ratio-Radian Guaranty only	19.5	:1	20.8	:1	21.5	:1	16.8	:1	15.4	:1
Risk-to-capital ratio-Mortgage Insurance combined	23.9	:1	29.9	:1	30.9	:1	19.7	:1	17.5	:1
Other Data—Mortgage Insurance
Primary new insurance written	$47,255		$37,061		$15,510		$11,558		$16,969
Direct primary insurance in force	161,240		140,363		126,185		129,566		144,268
Direct primary risk in force	40,017		34,372		30,692		31,461		33,765
Persistency (12 months ended)	81.1%		81.8%		85.4%		81.8%		82.0%
Other Data—Financial Guaranty
Net par outstanding	$23,855		$33,741		$69,189		$78,756		$87,420
Net debt service outstanding	32,136		44,053		90,167		103,789		113,378
________________

(1)	Diluted net (loss) income per share and average share information in accordance with the accounting standard regarding earnings per share.

(2)
Calculated using amounts determined under GAAP, using provision for losses to calculate the loss ratio and policy acquisition costs and other operating expenses to calculate the expense ratio as a percentage of net premiums earned.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 8 and the Risk Factors detailed in Item 1A of this Annual Report on Form 10-K.
Overview
We are a credit enhancement company with a primary strategic focus on domestic residential mortgage insurance on first-lien mortgage loans (“first-liens”). We have two business segments—mortgage insurance and financial guaranty. Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance and risk management services, to mortgage lending institutions. See “Item 1. Business—Mortgage Insurance.” We conduct our mortgage insurance business primarily through Radian Guaranty, our principal mortgage insurance subsidiary. Our financial guaranty segment has provided direct insurance and reinsurance on credit-based risks, and also offered credit protection on various asset classes through financial guaranty policies and credit default swaps (“CDS”). While we discontinued writing new financial guaranty business in 2008, we continue to provide financial guaranty insurance on our existing portfolio consisting primarily of public finance and structured finance insured transactions. In addition, our principal financial guaranty subsidiary, Radian Asset Assurance Inc. (“Radian Asset Assurance”), is a wholly-owned subsidiary of Radian Guaranty Inc. (“Radian Guaranty”), which allows our financial guaranty business to serve as an important source of capital support for our mortgage insurance business. See “Item 1. Business—Financial Guaranty.” A summary of financial information for our business segments for each of the last three fiscal years is included in Note 3 of Notes to Consolidated Financial Statements. Radian Group Inc. (“Radian Group”) serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own.
Operating Environment. As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the origination environment and the credit performance of our underlying insured assets. The financial crisis and the downturn in the housing and related credit markets that began in 2007 had a significant negative impact on the operating environment and results of operations for both of our business segments. This was characterized by a decrease in mortgage originations, a broad decline in home prices, mortgage servicing and foreclosure delays, and ongoing deterioration in the credit performance of mortgage and other assets originated prior to 2009, together with macroeconomic factors such as high unemployment, limited employment growth, limited economic growth and a lack of meaningful liquidity in many sectors of the capital markets. More recently, we have experienced a period of economic recovery and the operating environment for our businesses has improved. Our results of operations have continued to improve as the negative impact from losses on the mortgage insurance we wrote during the poor underwriting years of 2005 through 2008 (we refer to this portion of our mortgage insurance portfolio, together with business written prior to 2005, as our “legacy portfolio”) has been reduced and we continue to write a high volume of insurance on higher credit quality loans. As of December 31, 2013, our legacy portfolio had been reduced to approximately 40% of our total primary risk in force (“RIF”), while insurance on loans written after 2008 constituted approximately 60% of our primary RIF.
Although the United States (“U.S.”) economy and certain housing markets remain weak compared to historical standards, home prices have been appreciating on a broad basis throughout the U.S., foreclosure activity has declined and the credit quality of recent mortgage market originations continues to be significantly better than the credit quality of our legacy portfolio. In addition, there are signs of a broader recovery in the U.S. economy, including importantly, a reduction in unemployment rates. As a consequence of these and other factors, in 2013 we have experienced improvement in our results of operations, driven primarily by a significant reduction in our incurred losses as result of a 20% decline in new primary mortgage insurance defaults compared to 2012. In addition, the growth of our mortgage insurance portfolio resulted in an increase in premiums earned.
Currently, our business strategy is primarily focused on: (1) growing our mortgage insurance business by writing insurance on high-quality mortgages in the U.S. and exploring other potential alternatives for providing credit-based services to the mortgage finance market; (2) continuing to manage losses in our legacy mortgage insurance and financial guaranty portfolios; (3) continuing to reduce our legacy mortgage insurance and financial guaranty exposures; and (4) continuing to effectively manage our capital and liquidity positions.

Key Factors Affecting Our Results
Mortgage Insurance

•
Premiums. The premium rates we charge for our insurance are based on a number of borrower, loan and property characteristics. Premiums on our mortgage insurance products are paid either on a monthly installment basis (“monthly premium”), in a single payment at origination (“single premium”), as a combination of up-front premium at origination plus a monthly renewal, or in some cases, as an annual or multi-year premium.

New insurance written (“NIW”) increases our insurance in force (“IIF”) and premiums written and earned. An increase or decrease in IIF will generally have a corresponding impact on premiums earned. Cancellations of our insurance policies and other reductions of IIF, such as rescissions of coverage and claims paid, generally have a negative effect on premiums earned. The measure for assessing the impact of policy cancellations on our IIF is our persistency rate, defined as the percentage of IIF that remains on our books after any 12-month period. Insurance premiums on our monthly premium insurance policies are paid and earned over time; therefore, higher persistency rates on monthly premium insurance policies enable us to earn more premiums and recover more of our policy acquisition costs, and generally result in increased profitability. When single premium policies are cancelled by the insured because the loan has been paid off or otherwise, we accelerate the recognition of any remaining unearned premiums. Therefore, assuming all other factors remain constant, profitability increases on our single premium business when persistency rates are lower. Rescissions, which are discussed in further detail below, result in a full refund of the inception-to-date premiums received, and therefore, premiums earned are affected by any changes in our accrual for estimated rescission refunds. Additionally, premiums ceded to third-party reinsurance counterparties decrease premiums written and earned.

•
NIW. NIW is affected by the overall size of the mortgage origination market, the penetration percentage of private mortgage insurance into the overall mortgage origination market and our market share of the private mortgage insurance market. The overall mortgage origination market is influenced by macroeconomic factors such as household formation, home affordability, interest rates, housing markets in general, credit availability and the impact of various legislative and regulatory actions that may influence the mortgage finance industry. The percentage of private mortgage insurance is mainly influenced by the competitiveness of private mortgage insurance on Government-Sponsored Enterprise (“GSE”) conforming loans compared to Federal Housing Administration (“FHA”) insurance and the relative percentage of mortgage originations that are for purchased homes versus refinances. Typically, private mortgage insurance penetration is significantly higher on new mortgages for purchased homes than on the refinance of existing mortgages because average loan-to-value (“LTV”) ratios are higher on home purchases. Radian Guaranty’s share of the private mortgage insurance market is influenced by competition in that market and our ability to maintain or grow existing levels of new mortgage originations from our current customers, expand our customer base and gain new customers. We compete with other private mortgage insurers on the basis of price, terms and conditions, customer relationships, reputation, financial strength measures and overall service. Service-based competition includes effective and timely delivery of products, risk management services, timeliness of claims payments, training, loss mitigation efforts and management and field service expertise.

•
Losses. Incurred losses represent the estimated future claim payments on newly defaulted insured loans as well as any change in our claim estimates for previous defaults. Our mortgage insurance incurred losses are driven primarily by new defaults and changes in the estimates we use to determine our losses, including estimates with respect to the likelihood, magnitude and timing of anticipated losses, and our estimate of the rate at which we expect defaults will ultimately result in paid claims. Other factors influencing incurred losses include:

‑	The product mix of our total direct RIF (loans with higher risk characteristics generally result in more delinquencies and claims);

‑	The average loan size (higher average loan amounts generally result in higher incurred losses);

-
The percentage of coverage on insured loans (higher percentages of insurance coverage generally result in higher incurred losses) and the presence of structural mitigants such as deductibles or stop losses;

-
Changes in housing values (declines in housing values negatively impact our ability to mitigate our losses by either paying the full claim amount and acquiring the property or facilitating a sale of the property and also may negatively affect a borrower’s willingness to continue to make mortgage payments when the home value is less than the mortgage balance);

-
The distribution of claims over the life cycle of a portfolio (historically, claims are relatively low during the first two years after a loan is originated and then increase substantially over a period of several years before declining; however, as happened with much of our legacy portfolio, several factors can impact and change this cycle, including the economic environment, the characteristics of the mortgage loan, the credit profile of the borrower, housing prices and unemployment rates); and

-
Our ability to mitigate potential losses through rescissions, denials, cancellations and the curtailment of claims submitted to us. We have taken these actions much more frequently with our legacy portfolio loans. Generally, we rescind insurance coverage when we conclude, through our review of the underwriting of a loan, that the loan was not originated in accordance with our underwriting guidelines. Generally, we deny claims when the documentation we receive is not sufficient to perfect the claim in accordance with our master insurance policy. In addition, we may cancel coverage or curtail claim payments when we identify servicer negligence, or we may make other adjustments to claims as permitted by our master insurance policy. These actions all reduce our incurred losses. Conversely, if our loss mitigation activities are successfully challenged at rates that are higher than expected, our incurred losses will increase.

•
Other Operating Expenses. Our other operating expenses are affected by both the level of NIW, as well as the level of RIF. Additionally, in recent periods, our operating expenses have been impacted significantly by compensation expense associated with changes in the estimated fair value of certain of our long-term incentive awards that are settled in cash. The fair value of these awards is dependent, in large part, on our stock price at any given point in time.

•	Investment Income. Investment income is determined primarily by the investment balances held and the average yield on our overall investment portfolio.

•
Freddie Mac Transaction. In August 2013, Radian Guaranty entered into a Master Transaction Agreement with Freddie Mac (the “Freddie Mac Agreement”) related to a group of 25,760 first-liens guaranteed by Freddie Mac that were insured by Radian Guaranty and were in default as of December 31, 2011. This transaction significantly impacted our financial position in 2013 by reducing our primary delinquent loan inventory and capping Radian Guaranty’s total exposure on the entire population of loans subject to the agreement to $840 million, leaving Radian Guaranty with no additional exposure to claims on these loans. The Freddie Mac Agreement provides for the future treatment of the loans subject to the terms of the agreement including claim payments, loss mitigation activity and insurance coverage, and eliminated Radian Guaranty’s claim exposure on 9,756 loans that were delinquent and 4,586 loans that were re-performing as of July 31, 2013. The remaining loans in the original population of 25,760 loans had been paid off, had resulted in a rescission or claim denial or had become a paid claim prior to July 31, 2013. The maximum exposure of $840 million is comprised of $625 million of claim payments (consisting of $370 million of claims previously paid on this population of loans prior to July 12, 2013, which is the measurement date for purposes of the transaction, and an additional $255 million paid at closing) and $215 million related to rescissions, denials, claim curtailments and cancellations (“Loss Mitigation Activity”) on these loans. At the closing, Radian Guaranty deposited $205 million into a collateral account to cover future Loss Mitigation Activity on these loans. The amount deposited in the collateral account represents $215 million, less $10 million of Loss Mitigation Activity that had become final in accordance with the Freddie Mac Agreement prior to the date the collateral account was established. The collateral account consists of investment securities and remains on our consolidated balance sheets as a result of the rights that Radian Guaranty has with respect to the funds. Subject to certain conditions in the Freddie Mac Agreement, amounts in the collateral account may be released to Radian Guaranty over time to the extent that Loss Mitigation Activity becomes final in accordance with the terms of the Freddie Mac Agreement. From the time the collateral account was established through December 31, 2013, approximately $6.0 million of additional Loss Mitigation Activity had become final in accordance with the Freddie Mac Agreement and $142.9 million of submitted claims had been rescinded, denied, curtailed or cancelled, but were not considered final in accordance with the Freddie Mac Agreement. If the amount of Loss Mitigation Activity that becomes final in accordance with the Freddie Mac Agreement after the collateral account was established does not accumulate to $205 million prior to termination of the Freddie Mac Agreement, then any remaining funds will be paid to Freddie Mac. Radian Guaranty will continue to administer all claims submitted with respect to these loans in accordance with the applicable insurance policy for these loans and in a manner consistent with its normal claims handling practices. The Freddie Mac Agreement will terminate upon the earliest to occur of: (1) August 29, 2017; (2) any time after August 29, 2015 if the amounts remaining in the collateral account are reduced to $0; or (3) any time after August 29, 2015 if Radian Guaranty exercises its early termination option to conclude the transactions under the Freddie Mac Agreement, by paying to Freddie Mac an amount equal to the initial collateral amount less the amount of Loss Mitigation Activity that had then become final under the terms of the agreement.

•
Third-Party Reinsurance. We use third-party reinsurance in our mortgage insurance business to manage capital and risk. When we enter into a reinsurance agreement, the reinsurer receives a premium and, in exchange, agrees to insure an agreed upon portion of incurred losses. This arrangement has the impact of reducing our earned premiums but also reduces our net RIF, which provides capital relief to the insurance subsidiary ceding the RIF and reduces our incurred losses by any incurred losses ceded in accordance with the reinsurance agreement. In addition, we often receive ceding commissions from the reinsurer as part of the transaction, which contributes to reducing our overall expenses. In the past, we also had entered into capital markets-based reinsurance transactions designed to transfer all or a portion of the risk associated with certain higher risk mortgage insurance products. See Note 8 of Notes to Consolidated Financial Statements for more information about our reinsurance arrangements.

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

•
Net Par Outstanding. Our net par outstanding represents principal risk exposure on insured contracts. As noted above, our net par outstanding has been declining since we discontinued writing new financial guaranty business. The decline in our net par outstanding is driven by scheduled maturities and permitted early terminations within our financial guaranty portfolio and negotiated commutations and other transactions that we have entered into to reduce our net par outstanding.

Factors outside of our control also may affect our net par outstanding. Low interest rates may cause the issuers of our public finance obligations to refinance the obligations that we insure, thereby reducing our net par outstanding. In addition, a majority of our financial guaranty net par outstanding is subject to termination at any time by our CDS counterparties or by our non-affiliated primary insurance customers that have ceded exposure to us. Various market factors, including declining default rates on the obligations that we have insured and the market’s perception of the likelihood of our own default on our obligations, may make it economically attractive for our counterparties to exercise their early termination rights and cancel our insurance coverage, whereas rising interest rates and a market perception of a decreasing likelihood that we will default on our own obligations, may make it less attractive for our counterparties to exercise such early termination rights.

-
In January 2013, Radian Asset Assurance commuted the remaining $822.2 million net par that had been reinsured by Radian Asset Assurance from Financial Guaranty Insurance Company (“FGIC”), including approximately $195.9 million of our $225.3 million in net par outstanding as of December 31, 2012 related to Jefferson County, Alabama sewer warrants, a large distressed public finance credit. This commutation also included all of our exposure to general obligation bonds issued by the City of Detroit, except for $7.9 million, as of December 31, 2013. Radian Asset Assurance paid FGIC $52.4 million as part of this transaction (the “FGIC Commutation”), which payment approximated our existing loss reserves and unearned premium reserves on the commuted transactions.

-
During 2013, we agreed with a counterparty in our financial guaranty business to commute a $105 million corporate collateralized debt obligation (“CDO”) transaction (the “2013 CDO Commutation”), and four other financial guaranty CDS counterparties exercised their termination rights on a walkaway basis (meaning that our counterparty was not obligated to pay any unaccrued premium or other amount to terminate the transaction) with respect to ten corporate CDOs and a second-to-pay CDO of corporate loans that we insured (collectively, with the 2013 CDO Commutation, the “CDO Early Terminations”). These CDO Early Terminations reduced our financial guaranty net par outstanding by $3.9 billion in the aggregate. There was no material impact on our financial statements as a result of these terminations. In January 2014, a counterparty to a $450 million AAA-rated CDO of commercial mortgage-backed security (“CMBS”) exercised its right to terminate the transaction on a walkaway basis.

•
Changes in Fair Value of Obligations. Many of our structured finance and some of our public finance contracts are accounted for as derivatives or variable interest entities (“VIEs”), which are carried at fair market value. Therefore, our results are impacted by changes in the fair value of these contracts. The estimated fair value of these obligations and instruments is measured as of a specific point in time and may be influenced by changes in interest rates, credit spreads (of both the underlying collateral as well as the credit spread for Radian Group), credit ratings, changes in regulations affecting the holders of such obligations or the value of obligations underlying our insured portfolio and other market, asset-class and transaction-specific conditions and factors that may be unrelated or only indirectly related to our obligation to pay future claims.

Radian Group’s credit spread reflects the perceived risk of default that investors associate with us, which we are required to consider when determining the fair market values of our obligations. A higher credit spread is indicative of a higher perception of risk. If all else remains constant, when our credit spread increases, or widens, the fair value liability of our insured obligations declines, and when our credit spread decreases, or tightens, the fair value liability of our insured obligations increases.
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

•
Losses/Credit Performance. Our financial guaranty incurred losses are driven primarily by economic conditions that affect the ability of the issuers of our insured obligations to meet such financial obligations and by changes in the assumptions used to determine our losses, including assumptions with respect to the likelihood, magnitude and timing of anticipated losses. Stronger economic conditions increase the likelihood that obligors will have the ability to pay interest and principal on the bonds we insure. Weaker economic conditions often place strains on the revenue flows available to pay interest and principal on our insured obligations. Other significant factors influencing defaults and incurred losses include:

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

-
Potential changes to entitlement programs, such as Social Security, Medicare and Medicaid, that could affect the ability of certain entities whose obligations we insure to receive adequate reimbursement for the services they provide and for individuals and entities to utilize the services provided by these entities;

-	Performance of commercial and residential mortgage loans and other types of indebtedness that we insure;

-
The movement of interest rates (increases in interest rates will increase the interest component of the variable rate obligations we insure, and as a result, will increase the strain on the obligors to make payments on these obligations); and

-
The performance of the primary insurers from whom we have either ceded reinsurance or who have the primary obligation to pay claims on our second-to-pay obligations; if such primary insurers have financial difficulties, they may be unable or unwilling to devote sufficient resources to loss mitigation efforts or could fail to pay claims on transactions where we have second-to-pay obligations.

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
In 2013, management determined that the allocation of our consolidated provision for income taxes to the segments was no longer meaningful to the evaluation of our business results. Therefore, financial information for our business segments is disclosed on a pretax basis because senior management uses pretax results for the allocation of resources and in assessing the performance of the segments. See “—Results of Operations—Mortgage Insurance” and “—Results of Operations—Financial Guaranty.”
The following table highlights selected information related to our consolidated results of operations for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,			% Change
($ in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net (loss) income	$(197.0)	$(451.5)	$302.2	(56.4)%	n/m
Net premiums earned-insurance	830.9	739.0	756.0	12.4	(2.2)%
Net investment income	108.1	114.3	163.5	(5.4)	(30.1)
Net (losses) gains on investments	(149.7)	184.9	202.2	n/m	(8.6)
Change in fair value of derivative instruments	(31.8)	(144.0)	628.4	(77.9)	n/m
Net (losses) gains on other financial instruments	(4.7)	(82.3)	193.3	(94.3)	n/m
Provision for losses	567.1	959.2	1,296.5	(40.9)	(26.0)
Other operating expenses	284.5	196.7	175.8	44.6	11.9
Interest expense	74.6	51.8	61.4	44.0	(15.6)
Income tax (benefit) provision	(10.1)	7.3	66.4	n/m	(89.0)
Net (Loss) Income. As discussed in more detail below, our results for 2013 compared to 2012 primarily reflect: (i) net losses on investments as compared to net gains in 2012; (ii) a significant decrease in the provision for losses; (iii) an increase in net premiums earned; (iv) an improvement in change in fair value of derivative instruments; and (v) an increase in other operating expenses and interest expense. Our results for 2012 compared to 2011 were mainly impacted by realized and unrealized losses in change in fair value of derivative instruments compared to significant gains in 2011, and net losses on other financial instruments as a result of the Commutation Transactions (as defined below) compared to net gains in 2011. Additionally, the net loss for 2012 was impacted by the Assured Transaction (as defined below), which increased our pretax loss for 2012 by $28.8 million. See “—Results of Operations—Financial Guaranty” for a discussion of the Commutation Transactions and Assured Transaction.
Net Investment Income. Our consolidated net investment income decreased in 2013 compared to 2012, primarily due to the continuation of the lower interest rate environment, which resulted in lower market yields for our investments, as well as a reduction in total investment balances. Our consolidated net investment income decreased in 2012 compared to 2011, primarily due to a decline in our total investment balance resulting from negative cash flows, as well as a shift from higher yielding securities in our investment portfolio to lower yielding investments.

Other Operating Expenses. Among other items, our other operating expenses include compensation expense associated with changes in the estimated fair value of certain cash-settled long-term incentive awards that are valued, in large part, based on the stock price of Radian Group’s common stock, which increased significantly during 2013. During 2013, our expense related to these awards was approximately $96.9 million compared to approximately $29.5 million for 2012. Other operating expenses increased in 2012 as compared to 2011, primarily due to changes in the estimated fair value of certain cash-settled long-term incentive awards that are valued, in large part, based on the stock price of Radian Group’s common stock, which increased significantly during 2012, as well as a reduction in the amount of acquisition costs that were deferred in accordance with the update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance contracts. Partially offsetting the increases in operating expenses in 2013 and 2012 were ceding commissions earned related to the Reinsurance Transactions. See “—Results of Operations—Mortgage Insurance—Reinsurance” for information regarding the Reinsurance Transactions.
Interest Expense. These amounts reflect interest on our long-term debt. In February 2013, we repaid the remaining $79.4 million outstanding balance of our 5.625% Senior Notes due February 2013. Also in the first quarter of 2013, we exchanged $195.5 million of our 5.375% Senior Notes due June 2015 for a new series of 9.000% Senior Notes due June 2017 (the “Convertible Senior Notes due 2017”) and issued $400 million principal amount of 2.250% Convertible Senior Notes due March 2019 (the “Convertible Senior Notes due 2019”) with an effective interest rate of 6.25%. The debt exchange and the issuance of the Convertible Senior Notes due 2019 were the primary drivers of the increase in interest expense in 2013. The decrease in interest expense in 2012 compared to 2011 was primarily due to the maturity in June 2011 of our 7.75% debentures due June 2011 (“7.75% Debentures”). In addition, during 2012, we purchased $170.6 million aggregate principal amount of our 5.625% Senior Notes due February 2013, which reduced our interest expense. See Note 11 of Notes to Consolidated Financial Statements for additional information.
Income Tax (Benefit) Provision.  The effective tax rate was 4.9% for 2013 compared to (1.6)% for 2012 and 18.0% for 2011. The change from our statutory tax rate of 35% for each of the last three years was primarily due to changes in our overall valuation allowance against our DTA. Additionally, our 2013 and 2011 effective tax rates were also impacted by the accounting for uncertainty of income taxes. See Note 13 of Notes to Consolidated Financial Statements for more information regarding our valuation allowance and accounting for uncertainty of income taxes.
Use of Non-GAAP Financial Measures. In addition to the traditional GAAP financial measures, we have elected to include in this report certain non-GAAP financial measures, “adjusted pretax operating income,” “adjusted net operating income” and “adjusted diluted net operating income per share” among our key performance indicators to facilitate evaluation of our fundamental financial performance. These measures have been established in order to increase transparency for the purpose of evaluating our core operating trends and enable more meaningful comparisons with our competitors. We believe these measures aid in understanding the underlying performance of our operations.
Adjusted pretax operating income adjusts GAAP pretax income to remove the effects of net gains (losses) on investments and other financial instruments and net impairment losses recognized in earnings. It also excludes gains and losses related to changes in fair value estimates on insured credit derivatives and includes the impact of changes in the present value of insurance claims and recoveries on insured credit derivatives, based on our ongoing insurance loss monitoring, as well as premiums earned on insured credit derivatives.

Although adjusted pretax operating income excludes certain items that have occurred in the past and are expected to occur in the future, the excluded items represent those that are (1) not viewed as part of the operating performance of our primary activities, or (2) not expected to result in an economic impact equal to the GAAP measure. These adjustments, along with the reasons for their treatment, are described below.

(1)
Net gains (losses) on investments and other financial instruments. The recognition of realized investment gains or losses can vary significantly across periods as the activity is highly discretionary based on the timing of individual securities sales due to such factors as market opportunities, our tax and capital profile and overall market cycles. Unrealized investment gains and losses arise primarily from changes in the market value of our investments that are classified as trading. These valuation adjustments may not necessarily result in economic gains or losses. We do not view them to be indicative of our fundamental operating activities. Trends in the profitability of our fundamental operating activities can be more clearly identified without the fluctuations of these realized and unrealized gains or losses. Therefore, these items are excluded from our calculation of adjusted pretax operating income.

(2)
Net impairment losses recognized in earnings. The recognition of net impairment losses on investments can vary significantly in both size and timing, depending on market credit cycles. We do not view them to be indicative of our fundamental operating activities. Therefore, these losses are excluded from our calculation of adjusted pretax operating income.

(3)
Change in fair value of derivative instruments. Gains and losses related to changes in the fair value of insured credit derivatives are subject to significant fluctuation based on changes in interest rates, credit spreads (of both the underlying collateral as well as our credit spread), credit ratings and other market, asset-class and transaction-specific conditions and factors that may be unrelated or only indirectly related to our obligation to pay future claims. With the exception of the estimated present value of net credit (losses) recoveries incurred and net premiums earned on derivatives, discussed in items 4 and 5 below, we believe these gains and losses will reverse over time and consequently these changes are not expected to result in economic gains or losses. Therefore, these gains and losses are excluded from our calculation of adjusted pretax operating income.

(4)
Estimated present value of net credit (losses) recoveries incurred. The change in present value of insurance claims we expect to pay or recover on insured credit derivatives represents the amount of the change in credit derivatives from item 3 above, that we expect to result in an economic loss or recovery based on our ongoing loss monitoring analytics. Therefore, this item is expected to have an economic impact and is included in our calculation of adjusted pretax operating income.

(5)
Net premiums earned on derivatives. The net premiums earned on insured credit derivatives are classified as part of the change in fair value of derivative instruments discussed in item 3 above. However, since net premiums earned on derivatives are considered part of our fundamental operating activities, these premiums are included in our calculation of adjusted pretax operating income.

Adjusted pretax operating income is not a measure of total profitability, and therefore should not be viewed as a substitute for GAAP pretax income. Our definition of adjusted pretax operating income may not be comparable to similarly-named measures reported by other companies.
Adjusted net operating income consists of adjusted pretax operating income reduced by income taxes computed at the statutory tax rate of 35%. This tax rate does not reflect the impact of the valuation allowance or permanent differences that may affect the Company’s effective tax rate. Adjusted diluted net operating income per share consists of adjusted net operating income divided by the weighted-average number of common and common equivalent shares outstanding on a diluted basis. Interest expense on convertible debt, share dilution from convertible debt and the impact of stock-based compensation arrangements have been reflected in the per share calculations consistent with the accounting standard regarding earnings per share, whenever the impact is dilutive.

The following tables provide reconciliations of pretax income (loss) to adjusted pretax operating income (loss) for each business segment and the consolidated company, in addition to a reconciliation of net income (loss) to adjusted net operating income (loss) for the consolidated company.

	Year Ended December 31, 2013
(In thousands)	Mortgage Insurance	Financial Guaranty	Consolidated
Pretax loss	$(93,153)	$(113,902)	$(207,055)
Exclusions:
Net losses on investments	(93,821)	(55,899)	(149,720)
Net impairment losses recognized in earnings	—	(3)	(3)
Change in fair value of derivative instruments	635	(32,406)	(31,771)
Net losses on other financial instruments	(2,840)	(1,896)	(4,736)
Total exclusions	(96,026)	(90,204)	(186,230)
Additions:
Estimated present value of net credit recoveries incurred	21	509	530
Net premiums earned on derivatives	—	17,898	17,898
Total additions	21	18,407	18,428
Adjusted pretax operating income (loss)	$2,894	$(5,291)	$(2,397)

Net loss			$(196,985)
Exclusions:
Net losses on investments			(149,720)
Net impairment losses recognized in earnings			(3)
Change in fair value of derivative instruments			(31,771)
Net losses on other financial instruments			(4,736)
Income tax benefit			10,070
Total exclusions			(176,160)
Additions:
Estimated present value of net credit recoveries incurred			530
Net premiums earned on derivatives			17,898
Income tax benefit computed at the statutory tax rate			839
Total additions			19,267
Adjusted net operating loss			$(1,558)

Diluted net loss per share			$(1.18)
Total adjustments from net loss to adjusted net operating loss (1)			1.17
Adjusted diluted net operating loss per share (2)			$(0.01)
_____________________

(1)	EPS impact of adjustments from net loss to adjusted net operating loss as described above.

(2)
“Adjusted diluted net operating loss per share” consists of “Adjusted net operating loss” divided by the weighted-average number of common and common equivalent shares outstanding on a diluted basis. Interest expense, shares issuable on convertible debt and the impact of stock-based compensation arrangements have been reflected in the per share calculations consistent with the accounting standard regarding earnings per share, whenever the impact is dilutive.

Results of Operations—Mortgage Insurance
During 2013, we continued our strategy of growing our mortgage insurance portfolio by writing insurance on mortgages with strong credit characteristics. At December 31, 2013, we had $161 billion in IIF compared to $140 billion in IIF at December 31, 2012. We also continued to focus on managing losses in our legacy mortgage insurance portfolio, reducing the size of our legacy mortgage insurance exposure and effectively managing our capital and liquidity positions.
The following table summarizes our mortgage insurance segment’s results of operations for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,			% Change
($ in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Pretax loss	$(93.2)	$(244.6)	$(560.8)	(61.9)%	(56.4)%
Net premiums written—insurance	951.0	806.3	717.3	17.9	12.4
Net premiums earned—insurance	781.4	702.4	680.9	11.2	3.2
Net investment income	61.6	63.2	93.7	(2.5)	(32.6)
Net (losses) gains on investments	(93.8)	103.7	126.2	n/m	(17.8)
Provision for losses	564.6	921.5	1,293.9	(38.7)	(28.8)
Policy acquisition costs	28.5	34.1	36.1	(16.4)	(5.5)
Other operating expenses	237.0	152.4	132.2	55.5	15.3
Interest expense	18.0	7.5	13.9	n/m	(46.0)
________________________
n/m – not meaningful
Pretax Loss. Our mortgage insurance segment’s pretax loss for 2013 was $93.2 million, compared to $244.6 million for 2012. As explained in more detail below, we experienced improved results in our mortgage insurance segment in 2013 compared to 2012, primarily reflecting a significant decrease in the provision for losses partially offset by net losses on investments in 2013 (compared to net gains on investments in 2012) and an increase in other operating expenses. Adjusted pretax operating income for the mortgage insurance segment totaled $2.9 million for 2013. Based on our projections, which are subject to significant risks and uncertainties, we expect continued improvement in the operating results of our mortgage insurance segment in 2014.
The improvement in the results for 2012 compared to 2011 primarily reflect a significant decrease in the provision for losses.
NIW, IIF, RIF
We wrote $47.3 billion of primary new mortgage insurance in 2013 compared to $37.1 billion in 2012. The significant increase in NIW for 2013 compared to 2012 is attributable to an increase in the overall mortgage origination market as well as significant increases in the penetration rate of private mortgage insurance in the overall insured mortgage market, which was driven in part by recent pricing increases and other policy changes implemented by the FHA. In April 2013, the FHA increased its annual insurance premium by 10 basis points on new mortgages. The FHA also reversed a past FHA policy pursuant to which insurance premiums for borrowers were canceled once the borrowers paid down their loan below a certain percentage. These pricing and prospective policy changes, coupled with private mortgage insurers aggressively marketing product offerings that favorably compete with the FHA are expected to result in continued recapture of market share from the FHA.
Due to the recent increase in mortgage interest rates, the current volume of mortgage refinance business has significantly declined. The impact of this decrease in refinance volume, combined with the effect of seasonality (traditionally, there is a reduction in home sales in the fourth quarter), significantly reduced the volume of mortgage originations in the fourth quarter of 2013. With the impact of reduced refinance volume expected to continue into 2014, we expect our NIW for 2014 to be negatively impacted by a reduction in the overall mortgage origination market and increased competition in the private mortgage insurance industry, partially offset by improvement in the housing market (in particular increased purchase origination volume as compared to refinance originations) and continued market share gains by the private mortgage insurance industry. Taking these factors into consideration, we currently expect to write more than $40 billion of primary new mortgage insurance in 2014.

Since 2009, virtually all of our new mortgage insurance business production has been prime business. In addition, Fair Isaac Corporation (“FICO”) scores for the borrowers of these insured mortgages have increased and the average LTV on these mortgages has decreased, meaning that borrowers generally are making larger down payments in connection with the more recent mortgages that we are insuring, in both cases as compared to mortgages in our legacy portfolio. Our portfolio of business written since 2009 has been steadily increasing in proportion to our total portfolio of RIF. As shown in the chart below, as of December 31, 2013, our 2009 through 2013 vintage portfolios represented approximately 60% of our total mortgage insurance portfolio compared to 45% at December 31, 2012. These origination years possess significantly improved credit characteristics compared to our pre-2009 portfolios. The growth of the post-2008 portion of our portfolio, together with continued improvement in the portfolio as a result of HARP refinancings (further described below), has resulted in significant improvement in the credit quality of our overall mortgage insurance portfolio. As a result, our expected future losses on our post-2008 mortgage insurance portfolios are significantly lower than on our legacy portfolio, and therefore, the changing composition of our overall mortgage insurance portfolio should contribute to continued improvement in the mortgage insurance segment’s operating profitability.

Improved Composition of Mortgage Insurance Portfolio(1)

2006-2007
(HARP)
5.4%
2006-2007
(Non-HARP)
13.5%
2009-2013
60.1%
Other Vintages
(Non-HARP)
15.1%
Other Vintages
(HARP)
5.9%

(1) Includes amounts related to the Freddie Mac Agreement.

In 2009, the GSEs began offering the Homeowner Affordable Refinance Program (“HARP”). HARP allows a borrower who is not delinquent to refinance a mortgage if the borrower has been unable to take advantage of lower interest rates because the borrower’s home has decreased in value. Radian Guaranty and other private mortgage insurers have agreed with the Federal Housing Finance Agency (“FHFA”) to facilitate the transfer of mortgage insurance on loans to be refinanced through HARP without regard to LTV. In November 2011, the FHFA extended the program and made enhancements to the HARP program (“HARP 2”) that expanded the number of borrowers who can qualify for refinancing. The changes implemented by the enhanced HARP 2 program have increased the number of borrowers who are eligible to benefit from the program and, as of December 31, 2013, approximately 11% of our total primary RIF had successfully completed a HARP refinance. The HARP 2 program has now been extended until December 31, 2015. We exclude HARP loans from our NIW for the period in which the refinance occurs; however, the HARP programs have had a positive impact on the overall credit quality and composition of our mortgage insurance portfolio given that the refinancing generally provides a borrower with a greater ability to pay and more financial flexibility to cover the loan obligations. During 2013, new HARP loans accounted for $7.6 billion of newly refinanced loans that were not included in Radian Guaranty’s NIW for that period, compared to $8.9 billion for 2012.

On March 27, 2013, the FHFA announced its new streamlined loan modification initiative, which was effective as of that date. This new program eliminates the need for borrowers who are applying for modifications to document their hardship or financial information. Instead, borrowers must be at least 90 days delinquent and no more than 24 months delinquent on their mortgage to qualify for a loan modification. We believe this streamlined modification program will further assist delinquent borrowers. As of July 1, 2013, servicers were required to begin offering the modification program to eligible borrowers. The streamlined modification program is scheduled to end on August 1, 2015. We wrote a modest amount of NIW from this program during 2013.
The following tables provide selected information as of and for the periods indicated related to mortgage insurance NIW, RIF and IIF. Because we continue to receive premiums on the related loans and the insurance remains in force, primary RIF and IIF amounts at December 31, 2013, include $542 million and $2,150 million, respectively, related to the loans subject to the Freddie Mac Agreement.

	Year Ended December 31,
($ in millions)	2013		2012		2011
Primary NIW
Prime	$47,251	100.0%	$37,041	99.9%	$15,499	99.9%
Alternative-A (“Alt-A”) and A minus and below	4	—	20	0.1	11	0.1
Total Primary	$47,255	100.0%	$37,061	100.0%	$15,510	100.0%

	Year Ended December 31,
($ in millions)	2013		2012		2011
Total primary NIW by FICO Score
>=740	$33,466	70.8%	$28,151	75.9%	$12,142	78.3%
680-739	11,971	25.3	7,994	21.6	3,192	20.6
620-679	1,818	3.9	916	2.5	175	1.1
<=619	—	—	—	—	1	—
Total Primary	$47,255	100.0%	$37,061	100.0%	$15,510	100.0%

	Year Ended December 31,
($ in millions)	2013	2012	2011
Percentage of primary NIW
Refinances	30%	40%	39%

LTV (1)
95.01% and above	2.6%	1.4%	1.9%
90.01% to 95.00%	45.4%	41.2%	36.3%
85.01% to 90.00%	37.3%	41.0%	45.4%
80.01% to 85.00%	14.7%	16.4%	16.4%
Adjustable rate mortgages (“ARMs”)
Less than five years	<1%	<1%	<1%
Five years and longer	2.0%	1.9%	4.8%

Primary risk written	$11,737	$8,959	$3,694
__________________

(1)	LTV ratio: The percentage of the original loan amount to the original value of the property.

	December 31,
($ in millions)	2013		2012		2011
Primary IIF (1)
Flow	$151,383	93.9%	$129,079	92.0%	$113,438	89.9%
Structured	9,857	6.1	11,284	8.0	12,747	10.1
Total Primary	$161,240	100.0%	$140,363	100.0%	$126,185	100.0%

Prime	$147,072	91.2%	$123,437	87.9%	$106,407	84.3%
Alt-A	8,634	5.4	10,447	7.5	12,344	9.8
A minus and below	5,534	3.4	6,479	4.6	7,434	5.9
Total Primary	$161,240	100.0%	$140,363	100.0%	$126,185	100.0%

Persistency (12 months ended)		81.1%		81.8%		85.4%
 ______________________

(1)	Includes amounts related to loans subject to the Freddie Mac Agreement.

	December 31,
($ in millions)	2013		2012		2011
Primary RIF (1)
Flow	$37,792	94.4%	$31,891	92.8%	$27,937	91.0%
Structured	2,225	5.6	2,481	7.2	2,755	9.0
Total Primary	$40,017	100.0%	$34,372	100.0%	$30,692	100.0%

Prime	$36,613	91.5%	$30,348	88.3%	$26,011	84.8%
Alt-A	2,017	5.0	2,404	7.0	2,825	9.2
A minus and below	1,387	3.5	1,620	4.7	1,856	6.0
Total Primary	$40,017	100.0%	$34,372	100.0%	$30,692	100.0%
 ______________________

(1)	Includes amounts related to loans subject to the Freddie Mac Agreement.

	December 31,
($ in millions)	2013			2012		2011
Total primary RIF by FICO score
Flow
>=740	$21,525		57.0%	$16,448	51.6%	$12,242	43.8%
680-739	11,019		29.2	9,686	30.4	9,205	33.0
620-679	4,555		12.0	4,918	15.4	5,503	19.7
<=619	693		1.8	839	2.6	987	3.5
Total Flow	$37,792		100.0%	$31,891	100.0%	$27,937	100.0%
Structured
>=740	$602		27.0%	$661	26.6%	$732	26.6%
680-739	640		28.8	716	28.9	802	29.1
620-679	585		26.3	661	26.6	738	26.8
<=619	398		17.9	443	17.9	483	17.5
Total Structured	$2,225		100.0%	$2,481	100.0%	$2,755	100.0%
Total
>=740	$22,127		55.3%	$17,109	49.8%	$12,974	42.3%
680-739	11,659		29.1	10,402	30.3	10,007	32.6
620-679	5,140		12.9	5,579	16.2	6,241	20.3
<=619	1,091		2.7	1,282	3.7	1,470	4.8
Total Primary	$40,017		100.0%	$34,372	100.0%	$30,692	100.0%

Primary RIF on defaulted loans	$2,786	(1)		$4,320		$5,198

______________________

(1)	Excludes risk related to loans subject to the Freddie Mac Agreement.

	December 31,
($ in millions)	2013		2012		2011
Percentage of primary RIF
Refinances	29%		32%		32%
Loan Type:
Fixed	94.1%		91.6%		88.7%
ARM (fully indexed) (1)
Less than five years	1.5		2.1		2.9
Five years and longer	3.4		4.7		6.2
ARM (potential negative amortization) (2)
Less than five years	0.9		1.4		1.9
Five years and longer	0.1		0.2		0.3
Total	100.0%		100.0%		100.0%

Total primary RIF by LTV (3)
95.01% and above	$4,171	10.4%	$4,643	13.5%	$5,324	17.3%
90.01% to 95.00%	17,239	43.1	13,303	38.7	10,735	35.0
85.01% to 90.00%	14,750	36.9	13,134	38.2	11,861	38.7
85.00% and below	3,857	9.6	3,292	9.6	2,772	9.0
Total Primary	$40,017	100.0%	$34,372	100.0%	$30,692	100.0%

Total primary RIF by policy year
2005 and prior	$4,461	11.1%	$5,657	16.5%	$6,887	22.4%
2006	2,326	5.8	2,735	8.0	3,172	10.3
2007	5,247	13.1	6,059	17.6	6,960	22.7
2008	3,950	9.9	4,582	13.3	5,206	17.0
2009	1,448	3.6	2,021	5.9	2,656	8.7
2010	1,206	3.0	1,726	5.0	2,244	7.3
2011	2,263	5.7	2,956	8.6	3,567	11.6
2012	7,710	19.3	8,636	25.1	—	—
2013	11,406	28.5	—	—	—	—
Total Primary	$40,017	100.0%	$34,372	100.0%	$30,692	100.0%
______________________

(1)	“Fully Indexed” refers to loans where payment adjustments are equal to mortgage interest-rate adjustments.

(2)
Loans with potential negative amortization will have increased principal balances only if interest rates increase, as compared to loans with scheduled negative amortization, for which an increase in loan balance will occur even if interest rates do not change.

(3)	LTV ratio: The percentage of the original loan amount to the original value of the property.
Net Premiums Written and Earned.  Net premiums written increased in 2013 compared to 2012, primarily due to a significant increase in NIW in 2013 compared to 2012, including a continued high volume of single premium policies originated in 2013. The overall increase in net premiums written was partially offset by an increase in ceded premiums written, primarily as a result of the Reinsurance Transactions. See “—Reinsurance” below. Net premiums written increased in 2012 compared to 2011 for the same reasons. While the volume of single premium policies written in 2013 increased, the percentage of our total NIW as single premium policies decreased to approximately 32% compared to 35% for 2012 and 41% for 2011.

Net premiums earned increased for 2013 compared to 2012, primarily due to increases in direct premiums earned as a result of an increase in NIW and a decrease in premiums refunded in connection with rescissions in 2013 compared to 2012. The increase in net premiums earned in 2013 was partially offset by an increase in ceded premiums earned related to the Reinsurance Transactions. Net premiums earned increased in 2012 compared to 2011 for the same reasons.
Our expected rate of return on our single premium business is lower than on our monthly premium business. Assuming all other factors remain constant, if loans prepay earlier than expected, then our profitability on these single premium policies is likely to be higher than anticipated. If loans are repaid later than expected, however, our profitability on these single premium policies is likely to be lower than anticipated. Prepayment speeds impact the expected profitability of our monthly premium business in the opposite direction. For our monthly premium business, earlier than anticipated prepayments reduce profitability on these monthly premium loans. As a result, the ultimate profitability of our business is affected by the impact of mortgage prepayment speeds on the mix of business we write. Because prepayment speeds are difficult to project, our strategy has been to write a mix of single premium and monthly premium business, which we believe reduces the overall impact on our results if actual prepayment speeds are significantly different from expectations. Approximately 68% and 32% of our NIW for 2013 was written with monthly and single premiums, respectively. Our single premium business is anticipated to decrease in 2014, in part due to the implementation of the new qualified mortgage (“QM”) Rule under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as further discussed in “Item 1A. Risk Factors—The Dodd-Frank Act may have a material effect on our mortgage insurance and financial guaranty businesses.”
The following table provides additional information related to mortgage insurance premiums written and earned for the years indicated:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net premiums written
Primary and pool insurance	$949,457	$804,371	$715,125
Second-lien mortgages (“Second-liens”)	1,492	1,874	2,314
International	49	60	(175)
Net premiums written-insurance	$950,998	$806,305	$717,264
Net premiums earned
Primary and pool insurance	$779,415	$699,079	$673,869
Second-liens	1,492	1,874	2,314
International	513	1,432	4,712
Net premiums earned-insurance	$781,420	$702,385	$680,895
Reinsurance. During the second quarter of 2012, Radian Guaranty entered into a quota share reinsurance (“QSR”) agreement with a third-party reinsurance provider (the “Initial QSR Transaction”). Through the Initial QSR Transaction, Radian Guaranty agreed to cede to the third-party reinsurance provider 20% of its NIW beginning with the business written in the fourth quarter of 2011. Radian Guaranty has the ability, at its option, to recapture two-thirds of the reinsurance ceded as part of this transaction on December 31, 2014, which would result in Radian Guaranty reassuming the related RIF in exchange for payment of a predefined commutation amount from the reinsurer. We ceded the maximum amount permitted under the Initial QSR Transaction, and therefore, are no longer ceding NIW under this transaction.

In the fourth quarter of 2012, Radian Guaranty and the same third-party reinsurance provider entered into a second QSR agreement (the “Second QSR Transaction” and together with the Initial QSR Transaction, the “Reinsurance Transactions”). The limitation on ceded risk in this second transaction was initially $750 million, and we have the ability to mutually agree to increase the amount of ceded risk up to a maximum of $2 billion. The agreement also provides that, effective as of December 31, 2015, Radian Guaranty has the ability, at its option (the “Commutation Option”), to recapture one-half of the reinsurance ceded with respect to conventional GSE loans, which would result in Radian Guaranty reassuming the related RIF in exchange for a payment of a predefined commutation amount from the reinsurer. Pursuant to the agreed original terms of the Second QSR Transaction:

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

Effective April 1, 2013, Radian Guaranty amended the original terms of the Second QSR Transaction to reduce the percentage of all premiums and losses incurred on new business ceded to the reinsurer under this reinsurance agreement on a prospective basis from 20% to 5% with respect to NIW on conventional GSE loans.
We have participated in reinsurance arrangements with mortgage lenders commonly referred to as “captive reinsurance arrangements.” Under captive reinsurance arrangements, a mortgage lender typically establishes a reinsurance company that assumes part of the risk associated with the portfolio of that lender’s mortgages insured by us on a flow basis. In return for the reinsurance company’s assumption of a portion of the risk, we ceded to the reinsurance company a portion of the mortgage insurance premiums that would have been paid to us. Our captive reinsurance arrangements were typically conducted on an “excess-of-loss” basis, with the captive reinsurer paying losses only after a certain level of losses had been incurred. In addition, on a limited basis, we offered “quota share” captive reinsurance arrangements under which the captive reinsurance company assumed a pro rata share of all losses in return for a pro rata share of the premiums collected. As a result of the housing and related credit market downturn that began in 2007, the deductible loss under most captive reinsurance arrangements was exceeded and we are now entitled to cash recoveries from many of these captive reinsurers. Ceded losses recoverable related to captives at December 31, 2013 and 2012 were $45.0 million and $82.2 million, respectively. We expect that most of the actual cash recoveries from those captives that have not yet been terminated will be received over the next few years. In some instances, we anticipate that the ultimate losses ceded to the captive reinsurers will be greater than the assets currently held by segregated trusts established for each captive reinsurer. Recorded recoverables, however, are limited to the current trust balances. All of our remaining captives are in run-off. For additional information about our captive reinsurance arrangements, see “Item 3. Legal Proceedings.”

Throughout this report, unless otherwise noted, RIF includes the amount ceded through reinsurance.

	At or For the Year Ended December 31,
($ in thousands)	2013	2012	2011
First-Lien Captives
Premiums ceded to captives	$17,901	$23,416	$28,816
% of total premiums	2.1%	3.2%	4.1%
IIF (1) subject to captives	4.0%	6.5%	8.9%
RIF (2) subject to captives	3.8%	6.3%	8.8%

Initial QSR Transaction
Ceded premiums written	$23,047	$52,151
% of premiums written	2.2%	5.9%
Ceded premiums earned	$29,746	$16,088
% of total premiums	3.5%	2.2%
Ceding commissions written	$5,762	$13,038
RIF included in Initial QSR Transaction (3)	$1,329,544	$1,525,840

Second QSR Transaction
Ceded premiums written	$40,225	$9,648
% of premiums written	3.9%	1.1%
Ceded premiums earned	$18,356	$504
% of total premiums	2.2%	0.1%
Ceding commissions written	$14,079	$3,377
RIF included in Second QSR Transaction (3)	$1,298,631	$368,429
__________________

(1)	IIF on captives as a percentage of total IIF.

(2)	RIF on captives as a percentage of total RIF.

(3)	RIF ceded under Reinsurance Transactions and included in primary RIF.
Net Investment Income.  Our mortgage insurance net investment income decreased in 2013 compared to 2012, primarily due to the continuation of the lower interest rate environment, which resulted in lower market yields for our investments, combined with lower investment balances. Our mortgage insurance net investment income decreased in 2012 compared to 2011, primarily due to a decline in our total investment balance resulting from negative cash flows, as well as a shift from higher yielding securities in our investment portfolio to lower yielding investments. Our current allocation to short-term and short duration investments remains high in anticipation of elevated near-term claim payments in our mortgage insurance segment. This allocation, combined with certain sales of securities and subsequent reinvestment of longer duration securities in the low interest rate environment, has resulted in a lower yield profile for the portfolio. All periods include an allocation to the mortgage insurance segment of net investment income from Radian Group based on relative GAAP equity of the mortgage insurance segment.
Net (Losses) Gains on Investments.  The components of the net (losses) gains on investments for the periods indicated are as follows:

	Year Ended December 31,
(In millions)	2013	2012	2011
Net unrealized (losses) gains related to change in fair value of trading securities and other investments	$(110.4)	$(32.7)	$67.8
Net realized gains on sales	16.6	136.4	58.4
Net (losses) gains on investments	$(93.8)	$103.7	$126.2

During 2011 and 2012, as market prices of our investments increased, we made the decision to sell securities in our portfolio and reinvest the proceeds in similar securities. The realized gains from these sales, some of which had previously been unrealized, were additive to the respective statutory capital position of our subsidiaries that held the investments. During 2011, we sold our investment in a portfolio of tobacco bonds and recognized a $21.7 million realized loss in our mortgage insurance segment, which was offset by gains on sales of other securities in our trading portfolio during the same period of 2011.
Provision for Losses. Our mortgage insurance provision for losses decreased significantly in 2013 compared to 2012 and in 2012 compared to 2011. The following table details the financial impact of the significant components of our provision for losses for the periods indicated:

	Year Ended December 31,
(In millions)	2013 (1)	2012 (1)	2011 (1)
New defaults	$372.4	$647.8	$854.5
Existing defaults, second-liens, loss adjustment expenses (“LAE”) and other (2)	192.2	273.7	439.4
Provision for losses	$564.6	$921.5	$1,293.9
_____________________

(1)
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

Our mortgage insurance provision for losses for 2013 decreased by $356.9 million as compared to 2012. This decrease was driven primarily by a continued decline in new defaults and less adverse development in our estimate of future losses on existing defaults, mainly due to claim curtailments and cures for which we experienced higher rates in 2013. Additionally in 2013, the adverse development on existing defaults in the provision for losses includes an incurred loss of approximately $22 million related to the Freddie Mac Agreement. This loss is expected to be offset by a reduction of incurred losses in future periods, as a portion of currently performing loans covered by the transaction (and for which we no longer have claim exposure) re-default in the future and ultimately become claims. In 2012, we experienced an increase in other losses related to a $44 million write-down in our estimated reinsurance recoverable from our remaining capital markets reinsurance transactions (“Smart Home”). Our final Smart Home reinsurance transaction matured in May 2013.
Our mortgage insurance provision for losses also improved for 2012 relative to 2011. This decrease was driven primarily by a decline in new default notices, an increase in claim denials and an improvement in the composition of the delinquent loan inventory (mainly associated with a reduction in the adverse impact to reserves related to the aging of existing defaults), as compared to the corresponding periods of 2011. Partially offsetting these positive developments was a decrease in our estimated reinsurance recoverable from our remaining Smart Home transactions referred to above.
Our first-lien primary default rate at December 31, 2013 was 7.3% compared to 12.1% at December 31, 2012. Our primary defaulted inventory comprised 60,909 loans at December 31, 2013, compared to 93,169 loans at December 31, 2012, representing a 34.6% decrease. The Freddie Mac Agreement contributed to this decrease by eliminating Radian Guaranty’s claim exposure on 9,756 delinquent loans. Our primary defaulted inventory declined by an additional 3% in January 2014 from December 31, 2013. In addition to the impact of the Freddie Mac Agreement, the reduction in our primary defaulted inventory is the result of the total number of defaulted loans: (1) that have cured; (2) for which claim payments have been made; or (3) that have resulted in net insurance rescissions and claim denials, collectively exceeding the total number of new defaults on insured loans. Despite this positive trend, which we expect to continue, our overall primary default rates remain elevated compared to historical levels, driven primarily by the poor performance of our legacy portfolio.

Since 2007, a slowdown in mortgage foreclosures has contributed to the sustained high level of our defaulted inventory. This slowdown has resulted in more defaults remaining unresolved for a longer period of time than had historically been the case. New primary defaults in 2013 decreased 20% compared to a 22% decrease in new primary defaults in 2012 and an 18% decrease in 2011. Although significant uncertainty remains, we currently expect total new defaults (including pool insurance) for 2014 to decrease approximately 18% as compared to 2013.
As discussed above, the time it has taken to cure or otherwise resolve a delinquent loan has been prolonged. Consequently, in recent years, our primary defaulted inventory experienced an increase in its weighted average age, and because we apply higher estimated “default to claim rates” (rate at which defaulted loans are expected to result in claim) on our more aged delinquent loans, this has resulted in additional incurred losses. In addition, our estimated rates of insurance rescissions and claim denials have declined in recent periods. Our aggregate weighted average net default to claim rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated denials and rescissions, was approximately 47% at both December 31, 2013 and 2012, and 43% at December 31, 2011.
The following tables show additional information about our primary loans in default as of the dates indicated:

	December 31, 2013
			Projected Default to Claim Rate
			Gross (1)	Net (2)	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	%	%	%	$	%
Missed payments:
Three payments or less	13,274	21.8%	24%	22%	30.1%	$133,398	8.5%
Four to eleven payments	12,939	21.2	48	44	17.7	267,279	17.0
Twelve payments or more	23,995	39.4	57	50	4.4	686,198	43.5
Pending claims	10,701	17.6	100	90	0.5	489,181	31.0
Total	60,909	100.0%	55%	49%		1,576,056	100.0%
IBNR and other						347,698
LAE						51,245
Total primary reserves						$1,974,999

	December 31, 2012
			Projected Default to Claim Rate
			Gross (1)	Net (2)	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	%	%	%	$	%
Missed payments:
Three payments or less	18,007	19.3%	25%	23%	25.1%	$187,454	7.8%
Four to eleven payments	20,080	21.6	48	44	12.1	435,895	18.2
Twelve payments or more	37,457	40.2	57	47	4.6	991,159	41.4
Pending claims	17,625	18.9	100	86	0.5	781,666	32.6
Total	93,169	100.0%	57%	49%		2,396,174	100.0%
IBNR and other						289,032
LAE						64,252
Total primary reserves						$2,749,458
_________________

(1)	Represents the weighted average default to claim rate before consideration of estimated rescissions, denials and reinstatements of rescissions and denials for each category of defaulted loans.

(2)	Net of estimate of rescissions, denials and reinstatements of rescissions and denials.

The following table shows the number of primary and pool loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	December 31,
	2013		2012	2011
Default Statistics—Primary Insurance:
Total Primary Insurance
Prime
Number of insured loans	741,554		667,622	610,438
Number of loans in default	37,932		60,854	71,546
Percentage of loans in default	5.12%		9.12%	11.72%
Alt-A
Number of insured loans	44,905		54,069	62,839
Number of loans in default	11,209		16,005	20,044
Percentage of loans in default	24.96%		29.60%	31.90%
A minus and below
Number of insured loans	40,930		49,307	56,361
Number of loans in default	11,768		16,310	19,271
Percentage of loans in default	28.75%		33.08%	34.19%
Total Primary
Number of insured loans	839,249	(1)	770,998	729,638
Number of loans in default	60,909	(2)	93,169	110,861
Percentage of loans in default	7.26%		12.08%	15.19%
Default Statistics—Pool Insurance:
Number of loans in default	11,921		18,147	21,685
______________________

(1)	Includes 11,860 insured loans subject to the Freddie Mac Agreement.

(2)	Excludes 7,221 loans subject to the Freddie Mac Agreement that are in default at December 31, 2013, as we no longer have claims exposure on these loans.
The following table shows a rollforward of our primary loans in default:

	Year Ended December 31,
	2013	2012	2011
Beginning default inventory	93,169	110,861	125,470
Less: Freddie Mac Agreement Loans	9,756	—	—
Plus: New defaults (1)	58,577	73,517	94,817
Less: Cures (1)	56,507	61,906	77,997
Less: Claims paid (2)	22,554	18,933	24,479
Less: Rescissions (3)	967	3,433	4,852
Less: Denials (4)	1,053	6,937	2,098
Ending default inventory	60,909	93,169	110,861
__________________

(1)
Amounts reflected are compiled monthly based on reports received from loan servicers. The number of new defaults and cures presented includes the following monthly defaults that both defaulted and cured within the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Intra-period new defaults	39,584	42,159	53,103

(2)	Includes those charged to a deductible or captive.

(3)	Net of any previously rescinded policies or denied claims that were reinstated during the period. Such reinstated rescissions may ultimately result in a paid claim.

(4)
Net of any denied claims that were reinstated during the period. Such previously denied but reinstated claims are generally reviewed for possible rescission prior to any claim payment. A significant number of denials in 2012 relate to one servicer.

Our loss reserve estimate incorporates our future expectations based on our recent experience with respect to the number of claims that have been denied due to the policyholder’s failure to submit sufficient documentation to perfect a claim within the time period permitted under our master insurance policy and also incorporates our future expectations based on our recent experience with respect to the number of insurance certificates that ultimately will be rescinded due to fraud, underwriter negligence or other factors. Our mortgage insurance reserves also incorporate, for future rescissions and denials on defaulted loans, our expectations regarding the number of policies that we expect to reinstate as a result of our claims rebuttal process (see below for more information). Our current level of rescissions and denials remains elevated compared to historical levels, primarily due to legacy portfolio loans that remain in our defaulted inventory, as well as our efforts to review a substantial portion of our claims related to legacy portfolio loans for potential rescissions or denials. While the level of rescissions and denials has been declining in recent periods as our defaulted legacy portfolio continues to decline, we expect the level of rescissions and denials to remain elevated compared to historical levels as long as our legacy portfolio comprises a significant percentage of our defaulted inventory.
The table below shows the details related to the number of rescinded policies and denied claims for the periods indicated. Recent trends in insurance rescissions and claim denial activity reflect a decrease in the number of policies rescinded and claims denied, and an overall increase in the number of claims denied that subsequently have been perfected and reinstated. This increase in reinstated denials is partly due to lenders and servicers challenging a greater number of denials, as well as the overall effectiveness of these challenges based on their ability to produce new or additional information that supports a perfection of a claim payment.

	Year Ended December 31,
	2013	2012	2011
Rescinded policies:
Rescinded	(1,741)	(4,367)	(5,779)
Reinstated	774	934	927
Denied claims:
Denied	(8,141)	(12,812)	(5,370)
Reinstated	7,088	5,875	3,272
Total net rescissions and denials	(2,020)	(10,370)	(6,950)
The following table illustrates the impact of estimated future insurance rescissions and claim denials (net of estimated reinstatements) on our loss reserve estimates as of the dates indicated:

	December 31,
(In millions)	2013	2012	2011
Decrease to our loss reserve due to estimated future rescissions and denials	$247	$455	$631
The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied, net of any reinstatements of previously rescinded policies or denied claims for the periods indicated:

	Year Ended December 31,
(In millions)	2013	2012	2011
Rescissions	$81.2	$279.3	$474.2
Denials	171.7	539.4	170.9
Total first-lien claims submitted for payment that were rescinded or denied (1)	$252.9	$818.7	$645.1
__________________

(1)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.

Our reported rescission and denial activity in any given period is subject to challenge by our lender and servicer customers. We expect that a portion of previously rescinded policies will be reinstated and previously denied claims will be resubmitted with the required documentation and ultimately paid; therefore, we have incorporated this expectation into our IBNR reserve estimate. Our IBNR reserve estimate was $281.9 million, $323.0 million and $170.6 million at December 31, 2013, 2012 and 2011, respectively. For 2013, the IBNR reserve estimate of $281.9 million includes an estimate of future reinstatements of previously denied claims, rescinded policies and claim curtailments of $162.1 million, $83.7 million, and $14.9 million, respectively. These reserves relate to $305.8 million of claims that were denied within the preceding 12 months, $417.4 million of policies rescinded within the preceding 24 months, and $72.4 million of claim curtailments within the preceding 24 months, as well as additional denials and rescissions that were denied or rescinded in earlier periods but remain the subject of discussion with certain of our lender and servicer customers.
Generally, we estimate our claim liability related to the potential future reinstatement of these previously rescinded policies and denied claims by estimating an initial gross reinstatement rate at the time of denial or rescission, which then declines over a 12- or 24-month timeframe based on our expectation that there is a reduced likelihood that a reinstatement will occur as time passes from our initial decision regarding a denial or rescission. As of December 31, 2013, for previously denied claims, this initial gross reinstatement assumption begins at approximately 60% and declines to 0% after 12 months, while for previously rescinded policies, the initial assumed reinstatement rate begins at approximately 20% and declines to 0% after 24 months. Our IBNR reserve estimate also includes the projected potential impact from future estimated rescissions on reinstated denials. Therefore, at any particular point in time, our IBNR reserve estimate with respect to previously rescinded policies or denied claims is affected not only by our initial reinstatement assumption, but also by the length of time since the denial or rescission, our estimated likelihood of such reinstatements resulting in a paid claim, and the expected claim curtailments on such paid claims, as well as the potential outcome of any discussions with our lender and servicer customers regarding such rescissions or denials.
The following table shows the projected net cumulative denial and rescission rates in our first-lien portfolio, net of both actual and expected reinstatements, as of December 31, 2013, with respect to claims received in each quarter indicated below:

Claim Received Quarter	Projected Net Cumulative Rescission/Denial Rate for Each Quarter (1)	Percentage of Total Claims Resolved (2)
Q1 2011	20.1%	99%
Q2 2011	25.0%	99%
Q3 2011	30.6%	99%
Q4 2011	26.6%	99%
Q1 2012	23.4%	99%
Q2 2012	21.0%	99%
Q3 2012	18.1%	95%
Q4 2012	16.5%	89%
Q1 2013	16.7%	78%
Q2 2013	18.1%	69%
__________________

(1)
Projected net cumulative rescission/denial rates represent the ratio of claims rescinded or denied to claims received (by claim count). Rescissions and denials are net of actual reinstatements, plus our current estimate for expected reinstatements of previously rescinded policies or denied claims (excluding certain potential reinstatements we are in the process of discussing with servicers). These projected amounts represent the cumulative rates for each quarter as of December 31, 2013. Until all of the claims received during the periods shown have been internally resolved, the rescission/denial rates for each quarter will be subject to change; these rates also will remain subject to change based on differences between estimated and actual reinstatements of previously rescinded policies or denied claims.

(2)
The percentage of claims resolved for each quarter presented in the table above represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded, though such denials and rescissions could be challenged and potentially reinstated or overturned. For the third and fourth quarters of 2013, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the projected net cumulative rescission/denial rates for those periods are presently meaningful.

The following table shows information regarding our reserve for losses and reserve for premium deficiency (“PDR”) as of the dates indicated:

	December 31,
(In thousands)	2013	2012	2011
Reserves for losses by category:
Prime	$937,307	$1,508,140	$1,604,398
Alt-A	384,841	490,728	562,423
A minus and below	215,545	314,068	339,535
IBNR and other	347,698	289,032	151,965
LAE	51,245	64,252	73,320
Reinsurance recoverable (1)	38,363	83,238	151,569
Total primary reserves	1,974,999	2,749,458	2,883,210
Pool	169,682	281,937	326,063
IBNR and other	8,938	34,000	18,638
LAE	5,439	7,466	8,882
Total pool reserves	184,059	323,403	353,583
Total first-lien reserves	2,159,058	3,072,861	3,236,793
Second-lien and other (2)	5,295	10,747	11,107
Total reserve for losses	$2,164,353	$3,083,608	$3,247,900

PDR on second-liens	$1,785	$3,685	$3,644
__________________

(1)	Primarily represents ceded losses on captive transactions, Smart Home (for 2012 and 2011) and the Reinsurance Transactions.

(2)	Does not include second-lien PDR.
Our mortgage insurance total loss reserve as a percentage of our mortgage insurance total RIF was 5.2% at December 31, 2013, compared to 8.5% at December 31, 2012 and 9.8% at December 31, 2011.
The following table reconciles our mortgage insurance segment’s beginning and ending reserves for losses and LAE for the years indicated:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Mortgage Insurance
Balance at January 1	$3,083,608	$3,247,900	$3,524,971
Less reinsurance recoverables (1)	83,238	151,569	223,254
Balance at January 1, net of reinsurance recoverables	3,000,370	3,096,331	3,301,717
Add total losses and LAE incurred in respect of default notices reported and unreported	564,648	921,507	1,293,857
Deduct paid claims and LAE	1,439,028	1,017,468	1,499,243
Balance at December 31, net of reinsurance recoverables	2,125,990	3,000,370	3,096,331
Add reinsurance recoverables (1)	38,363	83,238	151,569
Balance at December 31	$2,164,353	$3,083,608	$3,247,900
__________________

(1)	Primarily related to ceded losses on captive transactions, Smart Home (for 2012 and 2011) and Reinsurance Transactions.

The following table shows information regarding our average loss reserves per default:

	December 31,
	2013	2012	2011
First-lien reserve per default (1)
Primary reserve per default excluding IBNR and other	26,717	26,408	24,637
Pool reserve per pool default excluding IBNR and other (2)	14,690	15,948	15,446
_________________

(1)	Calculated as total reserves divided by total defaults.

(2)
If calculated before giving effect to deductibles and stop losses in pool transactions, the pool reserve per default at December 31, 2013, 2012 and 2011 would be $24,640, $27,545 and $25,402, respectively.

Total mortgage insurance claims paid in 2013 of $1.4 billion have increased from claims paid of $1.0 billion in 2012. The increase in 2013 is primarily due to the claim payment of $255 million relating to the Freddie Mac Agreement and greater efficiencies in our claims review process, which have allowed us to pay valid claims more quickly than in previous periods. We have reduced our pending claim inventory significantly in 2013, and expect this to continue in 2014. We currently expect claims paid to be between $900 million and $1.0 billion in 2014.
Notwithstanding our process improvements, we continue to experience the effects of the foreclosure backlogs, servicer delays and loan modification programs that were prevalent during the economic downturn and have reduced the number of defaults going to claim.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. Since 2011, claim curtailments due to servicer noncompliance with our insurance policies and servicing guidelines have increased both in frequency and in size, which has contributed to a reduction in the severity of our claim payments during this period. Claim curtailments due to servicer noncompliance with our insurance policies and servicing guidelines increased to approximately $60 million in 2013, compared to approximately $22 million for 2012. While we cannot give assurance regarding the extent or level at which such claim curtailments will continue, we expect the trend of elevated claim curtailments to continue in light of well publicized issues in the servicing industry and our existing legacy portfolio of aged defaults.
Claim activity on our primary loans generally begins approximately two years after the year of policy origination. Approximately 47.8% of our primary RIF was originated in the last two years. Given the strong credit characteristics of these loans, we expect this portfolio to result in significantly fewer claims than historically has been the case. All of our pool RIF at December 31, 2013 had reached its highest expected claim frequency years. Notwithstanding historical trends, the insurance we wrote from 2005 through 2008 has experienced default and claim activity sooner and to a significantly greater extent than has been the case historically for our books of business.

The following table shows claims paid by product and average claims paid by product for the periods indicated:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net claims paid (1):
Prime	$770,500	$638,820	$796,940
Alt-A	183,846	165,776	257,448
A minus and below	111,828	112,216	164,429
Total primary claims paid	1,066,174	916,812	1,218,817
Pool	115,192	92,206	178,610
Second-lien and other	2,995	8,598	11,331
Subtotal	1,184,361	1,017,616	1,408,758
Impact of Freddie Mac Agreement	254,667	—	—
Impact of first-lien terminations	—	—	75,101
Impact of captive terminations	—	(148)	(1,166)
Impact of second-lien terminations	—	—	16,550
Total net claims paid	$1,439,028	$1,017,468	$1,499,243
Average net claim paid (2):
Prime	$47.4	$48.6	$49.6
Alt-A	56.3	57.9	60.7
A minus and below	37.0	37.7	40.2
Total average net primary claim paid	47.3	47.8	50.0
Pool	65.6	67.9	76.2
Second-lien and other	15.9	25.1	25.8
Total average net claim paid	$48.4	$48.7	$51.9

Average direct primary claim paid (2) (3)	$49.6	$50.4	$54.6
Average total direct claim paid (2) (3)	$50.5	$51.1	$56.0
__________________

(1)	Net of reinsurance recoveries.

(2)	Calculated without giving effect to the impact of the Freddie Mac Agreement and the termination of captive transactions and first- and second-lien transactions.

(3)	Before reinsurance recoveries.

The following table shows cumulative “direct claims” (i.e., claims paid before reinsurance recoveries) paid by us on our primary insured book of business at the end of each successive year after origination, expressed as a percentage of the cumulative premiums written by us in each year of origination:
Direct Claims Paid vs. Premiums Written—Primary Insurance

Year of Origination	End of 1st year	End of 2nd year	End of 3rd year	End of 4th year	End of 5th year	End of 6th year	End of 7th year	End of 8th year	End of 9th year	End of 10th year
2003	0.4%	7.3%	17.1%	23.0%	28.0%	31.1%	33.3%	37.1%	38.4%	39.5%
2004	0.6%	6.6%	15.8%	28.0%	38.9%	45.5%	53.7%	56.0%	58.3%	61.7%
2005	0.3%	6.0%	24.7%	58.9%	74.0%	92.3%	100.9%	105.4%	111.2%	—
2006	0.9%	13.1%	45.4%	63.6%	94.4%	117.5%	128.1%	139.3%	—	—
2007	0.5%	9.8%	33.6%	81.0%	124.2%	142.4%	162.6%	—	—	—
2008	0.2%	5.0%	29.2%	61.2%	78.0%	97.8%	—	—	—	—
2009	—	1.3%	3.9%	7.6%	11.7%	—	—	—	—	—
2010	—	0.4%	1.3%	3.1%	—	—	—	—	—	—
2011	—	0.2%	1.1%	—	—	—	—	—	—	—
2012	—	0.1%	—	—	—	—	—	—	—	—
2013	—	—	—	—	—	—	—	—	—	—
The following table shows the gross amount of direct claims paid by policy origination year as of the periods indicated:

	December 31,
($ in millions)	2013		2012		2011
Direct claims paid by origination year (first-lien):
2005 and prior	$303	25.7%	$268	26.4%	$333	22.7%
2006	239	20.3	194	19.1	331	22.5
2007	446	37.9	403	39.8	634	43.1
2008	169	14.3	137	13.5	166	11.3
2009	15	1.3	11	1.1	6	0.4
2010	4	0.3	1	0.1	—	—
2011	2	0.2	—	—	—	—
Total direct claims paid	$1,178	100.0%	$1,014	100.0%	$1,470	100.0%
Other Operating Expenses.  Our other operating expenses increased in 2013 compared to 2012, primarily due to an increase of approximately $60.5 million related to changes in the estimated fair value of certain cash-settled long-term incentive awards that are valued, in large part, based on the stock price of Radian Group’s common stock, which increased significantly during 2013. Both 2013 and 2012 reflect a reduction of expenses due to ceding commissions earned related to the Reinsurance Transactions, which increased in 2013.
Other operating expenses increased in 2012 as compared to 2011, primarily due to the increase in the estimated fair value of certain cash-settled long-term incentive awards that are valued, in large part, based on the stock price of Radian Group’s common stock, which increased significantly during 2012. Results in 2012 also reflect a reduction in the amount of acquisition costs that were deferred in accordance with the update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance contracts. Included in 2011 was $9 million in costs related to certain technology projects that we wrote-off in the third quarter of 2011.

Contract underwriting expenses for 2013, including the impact of reserves for contract underwriting remedies, were $6.1 million, compared to $12.1 million for 2012 and $16.1 million for 2011. During 2013, loans underwritten via contract underwriting accounted for 3.5% of applications, 3.5% of commitments for insurance and 3.4% of insurance certificates issued, compared to 5.0%, 4.9% and 5.0%, respectively, for 2012 and 8.8%, 8.2% and 8.7%, respectively, for 2011.
Interest Expense.  These amounts reflect the allocated portion of interest on Radian Group’s long-term debt based on the relative GAAP equity for our mortgage insurance segment. The increase in 2013 compared to 2012 is primarily related to the issuance of $400 million of debt in March 2013.
The decrease in interest expense in 2012 compared to 2011 is primarily due to the maturity in June 2011 of our 7.75% Debentures. In addition, during 2012, we purchased $170.6 million aggregate principal amount of our Senior Notes due 2013, which reduced our interest expense.

Results of Operations—Financial Guaranty
Since 2008, when we ceased writing new financial guaranty business, we have significantly reduced our financial guaranty operations and have reduced our financial guaranty net par exposures in order to mitigate uncertainty, maximize the ultimate capital and liquidity available for our mortgage insurance business and accelerate our access to that capital and liquidity. In addition to the normal amortization or scheduled maturity of our financial guaranty portfolios, this reduction has been achieved primarily through risk commutations, ceded reinsurance, discounted insured bond purchases and transaction settlements and terminations.
Financial Guaranty Portfolio
Net Par Outstanding
Our aggregate financial guaranty net par outstanding decreased approximately 29% in 2013, from $33.7 billion as of December 31, 2012 to $23.9 billion as of December 31, 2013. We expect our net par outstanding will continue to decrease as our financial guaranty insured portfolio matures, we seek to reduce our financial guaranty net par outstanding, and counterparties potentially continue to terminate transactions early in accordance with their rights under such transactions. The reduction in our financial guaranty net par outstanding in 2013 was primarily due to the CDO Early Terminations, the FGIC Commutation, the prepayments of public finance obligations, and the amortization or scheduled maturity of our financial guaranty insured portfolio. See “—Key Factors Affecting Our Results—Financial Guaranty—Net Par Outstanding” for additional information regarding the FGIC Commutation and the CDO Early Terminations.

The following tables show the distribution of our financial guaranty segment’s net par outstanding, by type of exposure, as a percentage of total net par outstanding and the related net claim liability and fair value net liability as of the dates indicated:

	December 31, 2013
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net Liability (3)
Type of Obligation	(In billions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported (4)	$5.3	22.2%	$12.9	$0.2
Healthcare and long-term care	2.4	10.0	11.1	0.8
Water/sewer/electric gas and investor-owned utilities	1.3	5.4	(9.6)	1.2
Education	1.1	4.6	(4.2)	—
Airports/transportation	0.9	3.8	(0.5)	27.5
Escrowed transactions (5)	0.9	3.8	—	—
Housing	0.1	0.4	—	—
Other public finance (6)	0.5	2.1	(12.9)	0.4
Total public finance (7)	12.5	52.3	(3.2)	30.1
Structured finance:
CDO	10.7	44.8	2.9	193.4
Asset-backed obligations	0.6	2.5	19.6	8.6
Other structured (8)	0.1	0.4	—	0.2
Total structured finance	11.4	47.7	22.5	202.2
Total	$23.9	100.0%	$19.3	$232.3

	December 31, 2012
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net Liability (3)
Type of Obligation	(In billions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported (4)	$6.3	18.7%	$10.0	$0.1
Healthcare and long-term care	3.2	9.5	13.2	0.6
Water/sewer/electric gas and investor-owned utilities	1.8	5.3	27.4	1.1
Airports/transportation	1.1	3.2	2.0	42.6
Education	1.2	3.6	(5.3)	—
Escrowed transactions (5)	1.0	3.0	—	—
Housing	0.1	0.3	0.3	—
Other public finance (6)	0.6	1.8	(12.4)	0.7
Total public finance (7)	15.3	45.4	35.2	45.1
Structured finance:
CDO	17.5	51.9	4.5	126.0
Asset-backed obligations	0.8	2.4	24.6	13.2
Other structured (8)	0.1	0.3	—	—
Total structured finance	18.4	54.6	29.1	139.2
Total	$33.7	100.0%	$64.3	$184.3
__________________

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.

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

(4)	Includes $1.5 billion and $1.6 billion at December 31, 2013 and 2012, respectively, of tax supported revenue bonds.

(5)
Escrowed transactions are legally defeased bond issuances where cash or U.S. government securities, in an amount sufficient to pay remaining obligations under such bonds, have been deposited in an escrow account for the benefit of the bond holders. Although we have little to no remaining credit risk on these transactions, they remain outstanding for GAAP purposes.

(6)
Represents other types of municipal obligations, including human service providers, second-to-pay international public finance, non-profit institutions, stadiums and project finance public facilities, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

(7)
Includes $2.4 billion and $2.9 billion at December 31, 2013 and 2012, respectively, of international public finance insured obligations (which includes sovereign and sub-sovereign (collectively, “Sovereign”) indebtedness, of which $101.2 million and $105.2 million at December 31, 2013 and 2012, respectively, is related to Greece, Spain, Italy, Hungary, Portugal and Ireland (collectively, the “Stressed European Countries”)).

(8)
Represents other types of structured finance obligations, including collateralized guaranteed investment contracts (“GICs”) or letters of credit, foreign commercial assets, life insurance securitizations, and, for 2012, diversified payment rights (“DPRs”), none of which individually constitutes a material amount of our financial guaranty net par outstanding.

In addition to our net par outstanding, we continue to have exposure to trade credit reinsurance and surety insurance and reinsurance. Our exposure to these lines of business is measured using probable maximum loss (“PML”), which is the anticipated value of the largest potential loss affecting the insured exposure under a highly stressed scenario, while giving effect to any protective features (i.e. reinsurance or salvage). Based on our estimates, we believe the PML for our remaining trade credit and surety exposure was not material at December 31, 2013 and has not been material for the past several years. However, as discussed in Note 17 of Notes to Consolidated Financial Statements—Commitments and Contingencies—Other, we recently received claims relating to certain surety bonds, which we are in the process of disputing.
Our net claim liability to Sovereign exposures as of December 31, 2013 was $7.6 million, the majority of which is related to a Spanish infrastructure project. Our Sovereign net par exposure to the Stressed European Countries was $92.3 million as of December 31, 2013, of which $49.3 million is related to Spain, $21.9 million is related to Hungary, $20.2 million is related to Italy and $0.9 million is related to Portugal, with no such exposure to Ireland or Greece.

In addition to our Sovereign net par exposure, Sovereign obligations represent approximately 1.0% of the collateral in our insured portfolio of corporate CDOs, including 0.3% or less to each of Spain and Hungary, the only Stressed European Countries included within the collateral in our insured portfolio of corporate CDOs.
The following table shows the distribution of our CDO net par outstanding as of December 31, 2013:

	As of December 31, 2013
Asset Class	Total Exposure (Net Par)	% of CDO Net Par Outstanding	% of Total Net Par Outstanding
	(In billions)
Direct CDOs:
Corporate CDOs (1)	$7.3	68.2%	30.6%
CDOs of CMBS (2)	1.8	16.8	7.5
Trust preferred securities (“TruPs”)	1.0	9.4	4.2
CDOs of collateralized loan obligations (“CLO”) (3)	0.5	4.7	2.1
Total Direct CDOs	10.6	99.1	44.4
Assumed CDOs	0.1	0.9	0.4
Total CDOs	$10.7	100.0%	44.8%
 ___________________

(1)	Includes one CDO comprised of Corporate CDOs with net par outstanding of $3.9 million. This transaction is the only CDO comprised of other CDOs in our directly insured financial guaranty portfolio.

(2)	In January 2014, a counterparty to a $450 million AAA-rated CDO of CMBS exercised its right to terminate the transaction on a walkaway basis.

(3)	Consists of two second-to-pay CLOs with aggregate net par outstanding of $443.2 million and ratings of A+ and B+ that are scheduled to mature in 2017 and 2018, respectively.

The following table summarizes the distribution of our $1.8 billion in second-to-pay exposure net par outstanding between public finance and structured finance and from investment grade and below investment grade (“BIG”) primary obligors as of December 31, 2013:

Second-to-Pay Exposure	Public Finance Net Par Outstanding	% Second-to- Pay	Structured Finance Net Par Outstanding	% Second-to- Pay	Total Net Par Outstanding		% Second-to- Pay
($ in billions)
Investment grade primary obligors	$0.5	27.7%	$0.1	5.6%	$0.6		33.3%
BIG primary obligors:
MBIA Insurance Corporation (“MBIA”)	0.1	5.6	0.5	27.7	0.6	(1)	33.3
Syncora Guaranty Inc.	0.3	16.6	—	—	0.3	(2)	16.6
Ambac Assurance Corporation	0.1	5.6	—	—	0.1	(3)	5.6
FGIC	0.1	5.6	—	—	0.1	(4)	5.6
Other	0.1	5.6	—	—	0.1	(5)	5.6
Total BIG primary obligors	0.7	39.0	0.5	27.7	1.2		66.7
Total Second-to-Pay	$1.2	66.7%	$0.6	33.3%	$1.8		100.0%
__________________

(1)	$392.1 million or 67.9% of this net par outstanding is related to underlying obligations that are also rated BIG.

(2)	$125.3 million or 36.0% of this net par outstanding is related to underlying obligations that are also rated BIG.

(3)	$4.5 million or 3.6% of this net par outstanding is related to underlying obligations that are also rated BIG.

(4)	All of this net par outstanding is related to underlying obligations that are also rated BIG.

(5)	$16.5 million or 51.2% of this net par outstanding is related to underlying obligations that are also rated BIG.
Approximately $15.7 billion of our financial guaranty segment’s net par outstanding as of December 31, 2013 remains subject to termination or recapture at the exclusive option of our credit derivative counterparties or our primary reinsurance customers. In 2013, $3.9 billion of our financial guaranty net par exposure was terminated at the option of credit derivative counterparties pursuant to the CDO Early Terminations and pursuant to a mutually agreed upon commutation of a $105 million corporate CDO transaction. As is typically the case with these terminations, the CDO Early Terminations and the commutation of the $105 million corporate CDO transaction were executed without any cash consideration received or paid by either party. We cannot estimate the extent to which our credit derivative counterparties may exercise such rights or if we will be able to negotiate further commutations in 2014 and beyond.

Credit Performance/Credit Quality
The following table provides a breakdown by our internal credit ratings of our financial guaranty net par outstanding as of December 31, 2013 and 2012, respectively:

	Net Par Outstanding (1) Rated AAA		Net Par Outstanding (1) Rated Non-AAA Investment Grade		Net Par Outstanding (1) Rated BIG
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
(in billions)	2013	2012	2013	2012	2013	2012
Type of Obligation
Public Finance:
General obligation and other tax supported	$—	$—	$4.6	$5.5	$0.7	$0.8
Healthcare and long-term care	0.3	0.3	1.9	2.7	0.2	0.2
Water/sewer electric/gas and investor-owned utilities	0.1	0.1	1.2	1.5	—	0.2
Education	—	—	1.1	1.2	—	—
Airports/transportation	0.1	0.1	0.5	0.7	0.3	0.3
Escrowed transactions (2)	0.9	1.0	—	—	—	—
Housing	—	—	0.1	0.1	—	—
Other public finance (3)	0.1	0.1	0.4	0.5	—	—
Total public finance	1.5	1.6	9.8	12.2	1.2	1.5
Structured Finance:
CDO	7.7	13.5	2.4	3.2	0.6	0.8
Asset-backed obligations	—	0.1	0.2	0.2	0.4	0.5
Other structured (4)	—	—	0.1	0.1	—	—
Total structured finance	7.7	13.6	2.7	3.5	1.0	1.3
Total	$9.2	$15.2	$12.5	$15.7	$2.2	$2.8
________________________

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.

(2)
Escrowed transactions are legally defeased bond issuances where cash or U.S. government securities in an amount sufficient to pay remaining obligations under such bonds have been deposited in an escrow account for the benefit of the bond holders. Although we have little to no remaining credit risk on these transactions, they remain outstanding for GAAP purposes.

(3)
Represents other types of municipal obligations, including human service providers, second-to-pay international public finance, non-profit institutions, stadiums and project finance accommodations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

(4)
Represents other types of structured finance obligations, including GICs or letters of credit, foreign commercial assets, life insurance securitizations and, in the case of 2012, DPRs, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

Although there were par reductions in all ratings categories during 2013, the largest reductions were in the AAA rating category, primarily due to the CDO Early Terminations and scheduled maturities of our most highly rated insured obligations. This caused a shift in the ratings distribution of our insured portfolio during 2013. At December 31, 2013, the percentage of our net par outstanding of obligations rated AAA, BBB and BIG was 38.5%, 34.7% and 9.2%, respectively, compared to 45.1%, 31.2% and 8.3%, respectively, at December 31, 2012.

Public Finance. Our public finance insured portfolio continues to experience some stress from the current economic environment. As of December 31, 2013, our net claim liability for general municipal obligations and other tax supported credits increased to $12.9 million from $10.0 million at December 31, 2012. In general, municipal governments have been negatively impacted by the most recent recession and subsequent period of limited economic growth. For example, there have been several municipal defaults and bankruptcy filings since the beginning of 2012, including several bankruptcy filings by California municipalities. Although we do not have general obligation exposure to any of the California municipalities that have filed for bankruptcy thus far, developments in these cases could possibly serve to encourage bankruptcy filings by other severely distressed municipalities. As of December 31, 2013, we had $83.8 million of net par exposure (excluding escrowed transactions) to general obligations of California municipalities, of which 88% of the net par outstanding is currently rated investment grade.
As of December 31, 2013, our net claim liability for our healthcare and long-term care exposure was $11.1 million. In recent years, more hospitals have been experiencing a decrease in patient revenues as a result of a significant decline in patient volumes, increased charity care and limited increases in commercial and government reimbursements, particularly those from Medicare. Many healthcare institutions are reporting that further expense reduction efforts are unrealistic and that operating losses are expected as healthcare inflation outpaces weak revenue growth. Further, long-term care facilities generally have been experiencing gradually declining occupancies, reduced debt service coverage margins and slowly eroding cash positions. If these trends continue, it could result in further credit deterioration and require increases in our net claim liability and loss reserves related to our healthcare credits. While the impact of the implementation of the Patient Protection and Affordable Care Act (the “ACA”) on operating expenses, patient volumes and the level of charity care remains uncertain, the implementation of the ACA could result in unintended negative consequences, which could add to the financial burden of hospitals and other healthcare providers.
We have experienced some credit deterioration in our insured portfolio of other tax supported bond transactions, in particular, those that are payable from real estate tax revenues derived from the value of real estate in narrowly defined special districts or from special assessments for improvements on certain properties. Declining property values have reduced the assessed value of the tax base in these jurisdictions, resulting in reduced tax revenues being available to pay interest and principal on these insured bonds. Where property values begin to increase, as has occurred recently in certain areas, there often is a lag between the rise of property values and the realization of corresponding higher tax revenues. We may experience further credit deterioration in these transactions, which would increase the likelihood that ultimately we would be required to make claim payments with respect to these bonds, especially those from special districts.
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
As of December 31, 2013, we have an aggregate of $451.9 million of net par outstanding (excluding escrowed transactions) relating to indebtedness issued by the Commonwealth of Puerto Rico (“Puerto Rico”) and certain of its agencies and instrumentalities (our “Puerto Rico Exposure”). While Puerto Rico has taken a number of significant steps to improve its budgetary position and financial condition, it remains in a multi-year recession and continues to suffer from high debt levels, persistent structural budget deficits that require additional borrowing and an under-funded pension system. In February 2014, Standard & Poor’s Financial Services LLC (“S&P”), Moody’s Investor Service (“Moody’s”) and Fitch Ratings downgraded the credit rating of Puerto Rico and its debt below investment grade to BB+, Ba2 and BB, respectively. These fiscal issues have resulted in volatile pricing on its debt securities, which together with the recent downgrades of Puerto Rico’s published ratings to BIG may constrain Puerto Rico’s future access to capital markets at reasonable cost. Even without such constraints, it is expected that it will take several years to erase current deficits and provide for sustainable structurally balanced budgets. These issues and developments are likely to negatively impact Puerto Rico’s financial condition. Therefore, we believe there are constraints on Puerto Rico’s access to capital markets for the necessary liquidity to support government operations and capital development. We further believe our Puerto Rico Exposure remains vulnerable to further ratings downgrades and negative net claim liability developments. Despite these concerns, we do not currently anticipate paying claims on any of our Puerto Rico Exposure.

All of our Puerto Rico Exposure is on a secondary market or assumed basis, which may limit the availability of certain remedies to us. In February 2014, we downgraded all of our Puerto Rico Exposure such that all of this exposure is now currently rated BIG. Included in our Puerto Rico Exposure is $239.4 million that is supported by the general obligation of Puerto Rico, facility lease payments by Puerto Rican governmental entities guaranteed by Puerto Rico or loan repayments of municipalities supported by Puerto Rico appropriations in the case of debt issued by the Puerto Rico Municipal Finance Agency. The remaining $212.5 million of our Puerto Rico Exposure is secured by pledged revenues such as tolls, special taxes, electric, water and sewer utility revenues.
As of December 31, 2013, we had an aggregate of $172.9 million of Sovereign net par outstanding, $100.8 million of which was rated at least investment grade, and $72.1 million of which was rated BIG. All of our BIG exposure relates to the Stressed European Countries whose Sovereign obligations have been under particular stress due to economic uncertainty, potential debt restructuring and ratings downgrades. Due to volatile economic conditions and political uncertainty, particularly in the Stressed European Countries, we believe that our Sovereign insured credits in the Stressed European Countries remain vulnerable to further credit deterioration, potential ratings downgrades and increases in our net claim liability.
Structured Finance. Overall, the transactions in our financial guaranty structured finance portfolio have experienced stable credit performance during 2013.
The following table sets forth the internal credit ratings assigned to our total CDO exposures as of December 31, 2013:

	As of December 31, 2013
Internal Credit Rating (1)	# of CDO Contracts	Net Par Outstanding	% of CDO Net Par Outstanding
		(In billions)
AAA	30	$7.7	72.0%
AA	2	0.3	2.8
A	10	0.8	7.5
BBB	8	1.3	12.1
BIG	4	0.6	5.6
Total	54	$10.7	100.0%
___________________

(1)	Represents our internal ratings estimates. Each rating within a letter category includes all rating grades within that letter category (e.g., an “A” rating includes “A+,” “A” and “A-”).
The credit performance of our $7.3 billion corporate CDO portfolio continues to improve and we continue to have strong subordination remaining in our corporate CDO transactions, all of which are scheduled to mature in either 2014 or 2017. There were no credit events that reduced subordination levels in our corporate CDO transactions. All but $0.8 billion of the corporate CDO transactions we insure were rated AAA as of December 31, 2013.

The following table sets forth the credit ratings of the underlying collateral for our financial guaranty directly insured corporate CDO portfolio as of December 31, 2013:

Credit Ratings (1)	% of Notional Amount of Underlying Collateral
($ in billions)
AAA	0.6%
AA	4.9
A	19.9
BBB	49.8
Total investment grade collateral	75.2
BB	15.4
B	4.6
CCC and below	2.0
Not Rated	2.8
Total Non-investment grade collateral	24.8
Total	100.0%
___________________

(1)
Represents the lower of the ratings of the underlying corporate entities as determined by Moody’s and S&P. Each rating within a letter category includes all rating grades within that letter category (e.g., an “A” rating includes “A+” “A” and “A-”).

The following table provides information regarding the subordination for our directly insured corporate CDO portfolio as of December 31, 2013, by year of scheduled maturity.

Year of Scheduled Maturity (1)	Number of CDO Contracts/ Policies (2)	Aggregate Net Par Exposure	Initial Average # of Sustainable Credit Events (3)(5)	Current Average # of Sustainable Credit Events (4)(5)	Minimum # of Sustainable Credit Events (5)	Avg. # of Current Remaining Entities in Transaction (6)
		(In billions)
2014	4	$1.5	24.0	16.8	6.1	95
2017	13	5.8	27.4	26.4	10.3	99
Total	17	$7.3
___________________

(1)	No directly insured corporate CDO transactions are scheduled to mature in 2015 or 2016. All of our directly insured corporate CDO transactions are scheduled to mature on or before December 31, 2017.

(2)
Does not include our one insured corporate CDO of CDOs with a net par outstanding of $3.9 million, with a legal maturity date in 2018, because the payments of principal and interest on this CDO depend on the cash flows actually generated from the CDO’s underlying collateral and the likelihood that we would have to pay a claim is not measurable in terms of sustainable credit events.

(3)	The average number of sustainable credit events at the inception of each transaction. Average amounts presented are simple averages.

(4)	The average number of sustainable credit events determined as of December 31, 2013. Average amounts presented are simple averages.

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

We continue to see stabilization and improved performance across many of the transactions in our $972.6 million directly insured TruPs CDO portfolio. The banking sector continues to face increasing pressure from regulatory compliance costs, limited growth in loan portfolio and reduced earnings from a flattening yield curve. Smaller community banks, which comprise a significant portion of the issuers in our directly insured TruPs CDO portfolio, face these pressures most acutely, due to additional pressure from their lack of economies of scale, limited revenue resources and often undiversified businesses. Notwithstanding these pressures, the collateral fundamentals of the bank issuers within these insured transactions continue to show improved performance. The number of cures of previous defaults and the repayment of interest payments previously deferred on the TruPs collateral has outpaced new initial defaults and interest payment deferrals by the TruPs issuers, which is permissible for up to five years. The insurance company issuers in our TruPs CDO portfolio generally remain stable. As of December 31, 2013, our weighted average rating for our directly insured TruPs bonds improved from BBB- at December 31, 2012 to BBB as of December 31, 2013, primarily due to ratings upgrades on four transactions in the first quarter of 2013. As of December 31, 2013, $224.7 million of our net par outstanding related to two of the TruPs bonds we insure was rated BIG compared to $314.4 million of net par outstanding related to three TruPs bonds that we insured as of December 31, 2012.
The following table provides additional detail regarding the scheduled maturity, net par outstanding, remaining principal subordination and interest coverage ratio for each of our insured TruPs bonds as of the dates indicated:

TruPs Bond	CDS Termination Date		TruPs CDO Maturity Date	Net Par Outstanding	Subordination after defaults (%)	Subordination after defaults and deferrals (%) (2)		Interest Coverage Ratio (3)
				December 31, 2013	December 31, 2013	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
				(In millions)	(1)
1	11/2016	(4)	9/2037	$93.6	52.4%	50.1%	45.3%	282.8%	374.2%
	11/2018	(4)(5)	9/2037	64.4	52.4	50.1	45.3	282.8	374.2
2	12/2016	(4)	3/2037	107.5	45.8	37.2	31.6	337.6	300.3
3	3/2018	(4)(5)	9/2036	83.6	60.2	55.7	49.0	395.6	312.6
	9/2036		9/2036	133.8	60.2	55.7	49.0	395.6	312.6
4	9/2018	(4)(5)	12/2036	63.9	57.0	45.7	30.1	602.3	295.5
5	10/2018	(4)(5)	7/2037	117.2	45.5	37.8	32.5	300.2	219.4
6	1/2033		1/2033	6.2	93.8	92.4	76.4	353.3	831.5
7	9/2033		9/2033	62.5	57.7	49.1	42.9	447.7	356.2
8	12/2033		12/2033	18.7	69.4	65.0	58.1	475.7	365.2
9	10/2034		10/2034	38.2	53.6	40.2	38.4	348.6	568.4
10	6/2036		6/2036	76.1	48.8	38.9	30.0	399.9	324.8
11	12/2036		12/2036	106.9	55.1	52.6	47.6	821.4	682.1
Total				$972.6
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
Our $1.8 billion of insured CDO of CMBS transactions experienced mixed performance in 2013. During 2013, the average total delinquencies in the collateral supporting each of our four directly-insured CDOs of CMBS decreased. However, average loss severity across the CMBS backing these CDOs increased during 2013, and interest shortfalls occurred in 12 of the 126 CMBS tranches that back the CDOs we insure as a result of: (1) reductions in the appraised value of properties, which allows servicers to stop making advances for interest; and (2) expenses related to the liquidation of certain properties. Our maximum total exposure to interest shortfalls on our CDO of CMBS transactions is limited to the estimated $3.5 million of contractual premium that is payable to us over the remaining life of the contracts. Although we project that future interest shortfalls will result in reductions in the amount of premiums we receive for a period of time, based on our internal cash flow projections, we also expect that such amounts will eventually be repaid to us.
During the second quarter of 2013, one of the CMBS tranches backing one of our CDO of CMBS transactions experienced a principal loss. Since then, additional principal losses on this CDO of CMBS were recorded such that the total principal loss has reduced the subordination for the transaction by approximately $10.2 million of the initial $97.5 million of subordination. Due to this deterioration in the performance of this CDO of CMBS transaction, we downgraded its rating from AA to AA- in the second quarter of 2013. The ratings for our other CDO of CMBS transactions remained unchanged as of December 31, 2013, with two rated AAA and one rated BBB-. In January 2014, our counterparty to a $450 million AAA-rated transaction exercised its right to terminate the transaction on a walkaway basis (meaning that our counterparty was not obligated to pay any unaccrued premium or other amount to terminate the transaction). We continue to expect not to have to pay net claims on our CDO of CMBS transactions.
The following table provides information regarding attachment points, credit ratings, the underlying CMBS tranches in the collateral pools, subordination and delinquencies in our directly insured CDOs of CMBS exposure as of December 31, 2013:

	CMBS 1	CMBS 2 (1)	CMBS 3	CMBS 4	Total
Total Size of CDO Collateral Pool (in billions)	$2.4	$1.9	$1.4	$1.0	$6.7
Net Par Outstanding (in millions)	$598.5	$450.0	$352.5	$430.0	$1,831.0
Radian Attachment/Detachment Points (2)	5.1% - 30.0%	6.9% - 30.6%	6.2% - 31.3%	7.0% - 50.0%
Internal Credit Rating	AAA	AAA	AA-	BBB-
Number of CMBS Tranches in CDO (3)	30	27	29	40	126
Size of CMBS Tranches in CDO (in millions)	$80.0	$70.4	$48.5	$25.0
Original Subordination of CMBS Tranches (4)	20%	30%	13%	13%
Average Remaining Subordination of CMBS Tranches (5)
December 31, 2013	23%	38%	17%	12%
December 31, 2012	23%	36%	17%	12%
Total Delinquencies (Average of Securitizations) (6)
December 31, 2013	7.0%	8.1%	4.2%	7.5%
December 31, 2012	8.7%	10.2%	6.2%	10.1%
___________________

(1)	In January 2014, the counterparty for this transaction exercised its right to terminate the transaction on a walkaway basis.

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

(3)	Represents the number of CMBS tranches that comprise the collateral pool for the applicable CDOs of CMBS transaction.

(4)	The average subordination at the inception of our participation in the transaction.

(5)	The average remaining subordination after giving effect to both amortization of principal and realized losses.

(6)	Delinquencies reflect the average percentage (of total notional) of the CMBS collateral that is delinquent.
During 2013, we twice lowered our rating on a CLO of middle market loans that we insure in a second-to-pay position through a CDS (the “CLO Transaction”) with $388.7 million of net par outstanding as of December 31, 2013. We decreased our internal rating for this transaction from BB+ to B+ in 2013, primarily as a result of the deteriorating credit quality of the primary insurer of the CLO Transaction, MBIA.
The following table summarizes the results of operations for our financial guaranty segment for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,			% Change
($ in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Pretax (loss) income	$(113.9)	$(199.6)	$929.3	(42.9)%	n/m
Net premiums written—insurance	(10.2)	(119.7)	(10.0)	(91.5)	n/m
Net premiums earned—insurance	49.5	36.6	75.1	35.2	(51.3)%
Net investment income	46.5	51.1	69.8	(9.0)	(26.8)
Net (losses) gains on investments	(55.9)	81.2	76.0	n/m	6.8
Change in fair value of derivative instruments	(32.4)	(143.7)	629.0	(77.5)	n/m
Net (losses) gains on other financial instruments	(1.9)	(78.8)	189.4	(97.6)	n/m
Gain on sale of affiliate	—	7.7	—	(100.0)	n/m
Provision for losses	2.5	37.7	2.7	(93.4)	n/m
Policy acquisition costs	13.2	27.7	16.7	(52.3)	65.9
Other operating expenses	47.6	44.2	43.6	7.7	1.4
Interest expense	56.6	44.4	47.5	27.5	(6.5)
__________________
n/m—not meaningful
Pretax (Loss) Income. Our financial guaranty segment’s pretax loss was $113.9 million for 2013, compared to $199.6 million in 2012, and was impacted primarily by net losses on investments as compared to net gains in 2012, partially offset by a reduction in net losses resulting from the change in fair value of derivative instruments compared to 2012, and a reduction in net losses on other financial instruments. The pretax loss for 2013 also increased as a result of the FGIC Commutation. The 2013 adjusted pretax operating loss for the Financial Guaranty segment totaled $5.3 million.
The pretax loss for 2012 was impacted by a commutation transaction that terminated the following: (i) our exposure to a CDO of asset-backed securities (“ABS”) transaction for which we had expected to pay claims on a significant portion of the $450.2 million net par that was outstanding at the time of the commutation and (ii) credit protection we provided through CDS on six directly insured TruPs CDO transactions, representing in the aggregate $699.0 million of net par outstanding at the time of the commutation. These transactions together are referred to as the “Commutation Transactions.” Our financial guaranty segment results for 2012 also reflect the impact of a January 2012 transaction (the “Assured Transaction”) with Assured Guaranty Ltd. (“Assured”). Pursuant to the Assured Transaction, we: (a) commuted $13.8 billion of financial guaranty net par outstanding that Radian Asset Assurance had reinsured from subsidiaries of Assured; (b) ceded $1.8 billion of direct public finance business to Assured; and (c) sold Municipal and Infrastructure Assurance Corporation, a municipal bond insurer that was licensed in 37 states and the District of Columbia (the “FG Insurance Shell”). The Assured Transaction increased our 2012 pretax loss by $28.8 million.

Net Premiums Written and Earned.  Net premiums written and earned for 2013 reflect the impact of the FGIC Commutation, which decreased premiums written and earned by $12.6 million and $2.5 million, respectively. Net premiums written and earned for 2012 reflect the impact of the Assured Transaction, which resulted in a decrease of $119.8 million and $22.2 million in net premiums written and earned, respectively. Net premiums written and earned for 2011 reflect a significant commutation of reinsurance exposure with one of our ceding companies, which reduced premiums written and accelerated premiums earned. Our premiums earned for all years have also been reduced commensurate with the decrease in our net par outstanding, offset in part by a stable level of refundings of our public finance exposures.
The following table shows net premiums earned by our financial guaranty segment’s various product lines for the periods indicated:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net premiums earned:
Public finance direct	$36,361	$43,727	$40,797
Public finance reinsurance	10,384	13,434	25,942
Structured direct	661	1,527	2,093
Structured reinsurance	4,514	173	3,434
Trade credit reinsurance	1	—	35
Total premiums earned—insurance	51,921	58,861	72,301
Impact of commutations/recaptures	(2,447)	(22,264)	2,829
Total net premiums earned—insurance	$49,474	$36,597	$75,130

Refundings included in total net premiums earned	$30,593	$33,985	$27,187
Net Investment Income.  Our financial guaranty net investment income decreased in 2013 compared to 2012, and in 2012 compared to 2011, primarily due to the lower interest rate environment, which resulted in lower market yields for our investments. All three periods include an allocation to the financial guaranty segment of net investment income from Radian Group based on relative GAAP equity for this segment.
Net (Losses) Gains on Investments.  The components of the net (losses) gains on investments for the periods indicated are as follows:

	Year Ended December 31,
(In millions)	2013	2012	2011
Net unrealized (losses) gains related to change in fair value of trading securities and other investments	$(64.2)	$(15.4)	$58.6
Net realized gains on sales	8.3	96.6	17.4
Net (losses) gains on investments	$(55.9)	$81.2	$76.0
During 2013, net unrealized losses mainly relate to change in fair value of our core fixed-income bond portfolio primarily as a result of an increase in interest rates during the second quarter. During 2012 and to a lesser extent in 2013, as market prices of our investments strengthened, we made the decision to sell securities in our portfolio and reinvest the proceeds in similar securities. The realized gains from these sales, some of which had previously been unrealized, were additive to the respective statutory capital positions of our subsidiaries that held the investments. During 2013, the majority of realized gains on sales relate to sales of international Sovereign bonds. Net gains on investments for 2011 were impacted by our sale of our investment in a portfolio of tobacco bonds for which we recognized a $32.0 million realized loss in our financial guaranty segment that was more than offset by gains on sales of other securities in our trading portfolio during 2011.

Impact of Radian’s Non-performance Risk on Financial Guaranty Results
Radian Group’s five-year CDS spread is an observable quantitative measure of our non-performance risk and is used by typical market participants to determine the likelihood that we will default on our obligations; the CDS spread that we actually use in the valuation of our specific fair value liabilities is typically based on the remaining term of the insured obligation, rather than five years. Non-performance risk is commonly measured by default probability, with a credit spread tightening indicating a lesser probability of default. Radian Group’s five-year CDS spread at December 31, 2013 implies a market view that there is a 22.9% probability that Radian Group will default on its obligations in the next five years, as compared to a 47.7% implied probability of default at December 31, 2012 and an 83.5% probability of default at December 31, 2011.

	December 31,
(In basis points)	2013	2012	2011	2010
Radian Group’s five-year CDS spread	323	913	2,732	465
The following tables quantify the impact of our non-performance risk on our derivative assets, derivative liabilities and net VIE liabilities (in aggregate by type) presented in our consolidated balance sheets:

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2013	Impact of Radian Non-Performance Risk December 31, 2013	Fair Value Liability Recorded December 31, 2013
Product
Corporate CDOs	$30.4	$29.0	$1.4
Non-Corporate CDO-related	409.7	178.7	231.0
Total	$440.1	$207.7	$232.4

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2012	Impact of Radian Non-Performance Risk December 31, 2012	Fair Value (Asset) Liability Recorded December 31, 2012
Product
Corporate CDOs	$98.8	$101.6	$(2.8)
Non-Corporate CDO-related	689.1	509.3	179.8
Total	$787.9	$610.9	$177.0
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

The following table summarizes amounts related to insured obligations valued at fair value, as reflected on our consolidated balance sheet at December 31, 2013 and the present value of our estimated credit loss recoveries on these obligations. Because we expect to have net recoveries on these obligations, we expect the fair value liability ultimately to reverse before or at the maturity of these transactions, and in addition, expect to recover amounts previously paid on these transactions.

(In millions)	Derivatives and VIEs
Balance Sheet
Other invested assets	$81.0
Derivative assets	6.3
Other assets	92.0
Total assets	179.3
Derivative liabilities	307.2
VIE debt - at fair value	91.8
Other liabilities	0.3
Total liabilities	399.3
Total fair value net liabilities	$220.0
Present value of estimated credit loss recoveries (1)	$(74.2)
___________________________

(1)
Represents the present value of our estimated credit loss recoveries (net of estimated credit loss payments) for those transactions for which we currently anticipate paying net losses or receiving recoveries of losses already paid. The present value is calculated using a discount rate of approximately 1.9%, which approximates the average investment yield as reported in our most recently filed statutory financial statements. As illustrated above, expected recoveries for our insured credit derivatives and VIEs exceeded estimated credit loss payments for these transactions as of December 31, 2013. This is primarily a result of our expected recovery on six TruPs (“Terminated TruPs CDOs”) that we commuted in April 2012 as part of the Commutation Transactions. We are entitled to recoveries related to these Terminated TruPs CDOs to the extent that any funds previously placed in a consolidated VIE as part of the commutation are remaining after the payment by the consolidated VIE of any credit losses on the Terminated TruPs CDOs.

Change in Fair Value of Derivative Instruments.  The components of the gains (losses) included in change in fair value of derivative instruments for our financial guaranty segment for the periods indicated are as follows:

	Year Ended December 31,
(In millions)	2013	2012	2011
Net premiums earned—derivatives	$17.9	$28.7	$41.7
Financial Guaranty credit derivatives	(49.5)	(173.6)	598.0
Financial Guaranty VIE derivative	(0.5)	1.2	(10.7)
Other	(0.3)	—	—
Change in fair value of derivative instruments	$(32.4)	$(143.7)	$629.0
The results for 2013, 2012 and 2011 were impacted by the change in Radian Group’s five-year CDS spread. Radian Group’s five-year spread tightened by 590 basis points in 2013 and by 1,819 basis points during 2012, resulting in unrealized losses, compared to the spread widening by 2,267 basis points in 2011, which resulted in unrealized gains. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information about the impact of changes in Radian Group’s five-year CDS spread on the fair value of certain of our financial instruments. In addition, the losses experienced during 2012 included the impact of the Commutation Transactions. As a result of our payment related to the Terminated TruPs CDOs, we recorded a loss representing the difference between the amount paid and the fair value liability we had previously recorded.

Net (Losses) Gains on Other Financial Instruments.  The components of the (losses) gains on other financial instruments for the periods indicated are as follows:

	Year Ended December 31,
(In millions)	2013	2012	2011
(Losses) gains related to change in fair value of Financial Guaranty VIE debt	$(10.8)	$(110.4)	$134.0
Gains related to other Financial Guaranty VIE assets	15.2	20.3	21.4
(Loss) gain on the exchange/repurchase of long-term debt	(3.3)	14.2	—
Foreign currency gain related to the liquidation of a foreign subsidiary	—	—	39.6
Other	(3.0)	(2.9)	(5.6)
Net (losses) gains on other financial instruments	$(1.9)	$(78.8)	$189.4
The results for 2013, 2012 and 2011 were impacted by gains and losses on financial guaranty VIE debt that resulted from the movement of Radian Group’s five-year CDS spread (discussed above). The net losses experienced during 2012 were also impacted by the loss on the commutation of a CDO of ABS transaction, for which we paid an amount in excess of the fair value liability that we had recorded previously and include an allocation to the financial guaranty segment of the gain on the repurchase of our Senior Notes due February 2013. Also impacting the results for 2011 were foreign currency translation gains resulting from our liquidation of a foreign subsidiary.
Gain on Sale of Affiliate. The results for 2012 reflect the gain on the sale of the FG Insurance Shell, which was completed in the second quarter of 2012 as part of the Assured Transaction.
Provision for Losses. Our financial guaranty provision for losses decreased significantly in 2013 compared to 2012, and increased significantly in 2012 compared to 2011. The following table details the financial impact of the significant components of our provision for losses for the periods indicated:

	Year Ended December 31,
(In millions)	2013	2012		2011
New defaults	$1.8	$9.1	(1)	$2.3
Existing defaults	0.7	28.6	(2)	0.4
Provision for losses	$2.5	$37.7		$2.7
_____________________

(1)	Includes an $8.7 million increase in our assumed reserves related to our exposure to Spain.

(2)	Includes a $19.0 million increase related to our exposure to Greece, all of which was settled in 2012.
The provision for losses in 2013 primarily relates to the establishment of new reserves for several directly written public finance credits. The provision for losses in 2012 increased compared to 2011 due to loss developments in our public finance business, incurred losses related to our exposure to insured Sovereign indebtedness of Greece in our public finance reinsurance business and increased loss severity in our structured finance business. The provision for losses in 2011 primarily relates to the establishment of new reserves for directly written public finance credits.
The following tables show financial guaranty reserve for losses and claims paid as of or for the periods indicated:

	As of December 31,
(In thousands)	2013	2012	2011
Total reserve for losses	$21,069	$66,328	$63,002

	Year Ended December 31,
(In thousands)	2013	2012	2011
Total claims paid	$47,745	$34,338	$11,427
Paid losses during 2013 include $41.6 million related to the FGIC Commutation. In 2012, we paid $23.5 million to settle our obligation related to our exposure to insured Sovereign indebtedness of Greece.
Policy Acquisition Costs.  Policy acquisition costs for 2013 reflect the write-off of $3.3 million of acquisition costs as a result of the FGIC Commutation and lower commission income. Policy acquisition costs for 2012 increased from the comparable period of 2011, reflecting the $15.7 million write-off of acquisition costs as a result of the Assured Transaction during 2012. Policy acquisition costs for 2011 included a write-off of policy acquisition costs related to a significant commutation of reinsurance exposure with one of our ceding companies.
Interest Expense.  The results for 2013, 2012 and 2011 reflect an allocation to the financial guaranty segment of the interest expense of Radian Group based on relative GAAP equity. The 2013 amount reflects an increase in interest expense from 2012 resulting from Radian Group’s issuance of $400 million of convertible debt in 2013.

Contractual Obligations and Commitments
We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Other items, including payments under operating lease agreements, are not recorded on our consolidated balance sheets as liabilities but represent a contractual commitment to pay.
The following table summarizes certain of our contractual obligations and commitments, including our expected claim payments on insurance policies, as of December 31, 2013, and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the narrative following the table and in the Notes to Consolidated Financial Statements that are referenced in the table.

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 years	3-5 years		More than 5 years		Uncertain
Long-term debt obligations (principal and interest) (Note 11)	$1,269,477	$43,024	$136,154	$685,799	(1)	$404,500	(2)	$—
Operating lease obligations (Note 17)	36,512	12,876	15,650	4,093		3,893		—
Net interest margin securities (“NIMS”)	6,425	68	377	343		5,637		—
Derivative instruments and VIEs (3)	(74,215)	92	3,842	(8)		(78,141)		—
Reserve for losses and LAE (Note 9) (4)	2,185,421	939,100	1,302,513	501		(61,205)		4,512
Purchase obligations (5)	18,754	16,755	1,999	—		—		—
Unrecognized tax benefits (Note 13)	177,586	—	—	—		—		177,586	(6)
Total	$3,619,960	$1,011,915	$1,460,535	$690,728		$274,684		$182,098
 __________________

(1)	Excludes any amounts in excess of the aggregate principal amount that we may have to pay on our Convertible Senior Notes due 2017.

(2)	Includes $400 million of convertible senior notes that may be settled in cash, shares of our common stock or a combination thereof, at our election.

(3)	Amounts represent management’s estimate of credit loss payments (recoveries) related to these transactions as described in “Results of Operations—Financial Guaranty” above.

(4)
Our reserve for losses and LAE reflects the application of accounting policies described below in “Critical Accounting Policies—Reserve for Losses.” The payments due by period are based on management’s estimates and assume that all of the loss reserves included in the table will result in claim payments, net of expected recoveries. Included in the uncertain category is $11.3 million of unearned premium reserves on our financial guaranty contracts, which are included in our reserve for losses and LAE. Negative amounts presented are primarily related to expected recoveries on our financial guaranty transactions.

(5)
Includes two annual payments, totaling $4.0 million, of a seven year software contract under which we are obligated to pay $14.0 million. In 2015 (the end of the third year), we have the option to terminate this contract.

(6)	The timing of these potential payments is uncertain given the nature of the obligations.
Other Contractual Obligations and Commitments
In addition to the contractual obligations set forth in the table above, we have the following contractual obligations and commitments.
Investment Commitments. As part of the non-investment grade component of our investment portfolio, we had unfunded commitments of $8.2 million at December 31, 2013, related to alternative investments that are primarily private equity structures. These commitments have capital calls expected through 2015, with the possibility of additional calls through 2017, and certain fixed expiration dates or other termination clauses.
Affiliate Guaranty/Indemnification Agreements. We and certain of our subsidiaries have entered into the following intercompany guarantees:

•
Radian Guaranty and Radian Mortgage Assurance Inc. (“RMAI”) are parties to a cross-guaranty agreement. This agreement provides that if either party fails to make a payment to a policyholder, then the other party will step in and make the payment. The obligations of both parties are unconditional and irrevocable; however, no payments may be made without prior approval by the Pennsylvania Insurance Department.

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

•
Radian Group and RMAI are parties to a guaranty agreement, which provides that Radian Group will make sufficient funds available to RMAI to ensure that RMAI has a minimum of $5 million of statutory surplus every calendar quarter. RMAI had $18.0 million of statutory capital and no RIF exposure as of December 31, 2013.

•
To allow our mortgage insurance customers to comply with applicable securities regulations for issuers of ABS (including MBS), we have been required, depending on the amount of credit enhancement we were providing, to provide: (1) audited financial statements for the insurance subsidiary participating in these transactions; or (2) a full and unconditional holding-company level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty with approximately $133.5 million of remaining credit exposure.

•
The Internal Revenue Service (“IRS”) examined Radian Group’s U.S. consolidated federal income tax returns for tax years 2000 through 2007, which include Radian Guaranty Reinsurance Inc. (“RGRI”) (formerly known as Commonwealth Mortgage Assurance Company of Texas). We are currently contesting proposed adjustments resulting from the IRS examination of these tax years, which if sustained, will result in additional income taxes of approximately $128 million plus proposed penalties of approximately $42 million. Additionally, we would incur interest on any sustained adjustments. Effective December 2011, Radian Group and RGRI entered into an Assumption and Indemnification Agreement with regard to these proposed adjustments. In this agreement, Radian Group agreed to indemnify RGRI for any tax payments ultimately due to the IRS for the proposed adjustments, which relate to the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests currently held by RGRI. This indemnification was in lieu of an immediate capital contribution that otherwise would have been needed from Radian Group to RGRI, based on an estimate for this potential liability, in order for RGRI to maintain its minimum statutory surplus requirements. We can provide no assurance regarding the outcome of this IRS matter, which is likely to take several years in order to resolve. Additionally, there remains significant uncertainty with regard to the amount and timing of any potential payments under the indemnity agreement described above. See “Item 1A. Risk Factors—The IRS is examining our consolidated federal income tax returns for the years 2000 through 2007.”

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

In addition to the foregoing, we use reinsurance from affiliated companies to allow Radian Guaranty to remain in compliance with insurance regulations that limit the amount of risk that a mortgage insurance company may retain on a single loan to 25% of the indebtedness of the insured. In addition, in 2012, Radian Guaranty, to improve its capital position, entered into an excess-of-loss reinsurance transaction with Radian Mortgage Insurance under which Radian Guaranty initially transferred approximately $2.5 billion of RIF to Radian Mortgage Insurance. In 2011 and 2010, Radian Guaranty entered into similar excess-of-loss reinsurance agreements with Radian Insurance under which Radian Guaranty initially transferred a total of approximately $6.1 billion of RIF to Radian Insurance. The pools of loans that have been reinsured by Radian Mortgage Insurance and Radian Insurance under the excess-of-loss reinsurance agreements generally consist of recently underwritten fixed-rate, prime, high FICO score loans. As of December 31, 2013, the remaining RIF under the excess-of-loss reinsurance agreements was $4.7 billion.
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
VIEs often are created in structured transactions having a specific risk profile desired by investors and as a means of transferring risk. Our primary involvement with VIEs relates to transactions in which we provide a financial guaranty to one or more classes of beneficial interest holders in the VIE. Our interests in VIEs either are accounted for as insurance contracts, financial guaranty derivatives or, in some cases, as consolidated VIEs. See Note 6 of Notes to Consolidated Financial Statements for more information on consolidated VIEs. For insurance contracts with VIEs that we do not consolidate, we estimate reserves for losses and LAE, and for derivative interests in VIEs that we do not consolidate, we estimate changes in the fair value as a corresponding derivative asset or derivative liability. We do not record the underlying assets or liabilities of the VIEs on our balance sheets unless we consider that we are the primary beneficiary of the VIE.

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

Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group currently has immediately available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of approximately $615 million, after consideration of a $100 million capital contribution made to Radian Guaranty in February 2014. The $615 million of available liquidity excludes certain additional cash and liquid investments that have been advanced from our subsidiaries for corporate expenses and interest payments.
Radian Group’s principal liquidity demands for the next 12 months are expected to include: (i) additional capital support for our mortgage insurance subsidiaries; (ii) the payment of dividends on our common stock; (iii) the payment of corporate expenses; and (iv) interest payments on our outstanding long-term debt.
In addition to existing available cash and marketable securities, Radian Group’s principal sources of cash include dividends from Radian Guaranty (to the extent permitted under applicable laws and regulations) and payments made to Radian Group under tax- and expense-sharing arrangements with our subsidiaries, as discussed below. Radian Guaranty’s ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance department approval. In light of the protracted period of losses for Radian Guaranty, we do not anticipate that it will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance is permitted to pay future dividends, these dividends will be paid to its direct parent, Radian Guaranty, and not to Radian Group.
In March 2013, we issued $400 million principal amount of the Convertible Senior Notes due 2019 and we also sold 39.1 million shares of our common stock at a public offering price of $8.00 per share. We received aggregate net proceeds from these offerings of $689.2 million.
We expect to fund Radian Group’s short-term liquidity needs with: (i) existing cash and marketable securities and (ii) cash received under the expense-sharing arrangements with our subsidiaries, as further discussed below. If Radian Group’s current sources of liquidity are insufficient for Radian Group to fund its obligations, or if we otherwise decide to increase our liquidity position, Radian Group may seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.
At December 31, 2013, we did not have the intent to sell any debt securities classified as held to maturity or available for sale and in an unrealized loss position. We determined that it is more likely than not that we will have the ability to hold the securities until recovery of their cost basis or maturity.
Corporate Expenses and Interest Expense.  Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on all of our outstanding long-term debt other than the interest on our Convertible Senior Notes due 2019. Payments of such corporate expenses for the next 12 months, excluding interest payments on our long-term debt, are expected to be approximately $59.4 million. For the same period, payments of interest on our long-term debt are expected to be approximately $43.0 million. Substantially all of these amounts are reimbursed by our subsidiaries under our existing expense-sharing arrangements. These arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be modified or revoked at any time.

Capital Support for Subsidiaries.  Effective during 2013, Radian Group contributed $330 million of capital to Radian Guaranty to support Radian Guaranty’s risk-to-capital position, including a $100 million capital contribution in February 2014 that was effective as of December 31, 2013 for purposes of Radian Guaranty’s risk-to-capital position. See Note 14 of Notes to Consolidated Financial Statements for more information regarding statutory risk-to-capital requirements. Radian Guaranty’s risk-to-capital ratio was 19.5 to 1 as of December 31, 2013. Currently, we expect to maintain Radian Guaranty’s risk-to-capital ratio at or below 20 to 1. Absent any other form of risk-to-capital support, we estimate that between $50 million and $100 million in additional capital contributions from Radian Group to Radian Guaranty will be required during the next 12 months, primarily as a result of the significant expected increase in Radian Guaranty’s RIF, in order to maintain Radian Guaranty’s risk-to-capital ratio at or below 20 to 1.
During 2014, we expect the GSEs to release revisions to their standard mortgage insurer eligibility requirements, including certain changes that are more onerous than the current requirements, including potentially: (i) a risk-to-capital ratio below Radian Guaranty’s 19.5 to 1 risk-to-capital ratio as of December 31, 2013; (ii) higher capital requirements for loans insured prior to 2009; and (iii) a limitation on the amount of capital credit available for subsidiary capital (including Radian Guaranty’s capital that is attributable to its ownership of Radian Asset Assurance). If the new GSE eligibility requirements include more onerous capital requirements, including any one or more of the potential requirements referenced above, it is likely that we would need to provide additional capital support to, or arrange additional capital relief for, Radian Guaranty, including potentially, entering into new reinsurance arrangements, increasing the amount of capital contributions from Radian Group’s available unrestricted cash and liquid investments or seeking to raise funds in private or public capital transactions. For example, if Radian Guaranty is required to maintain a maximum risk-to-capital ratio of 18 to 1, absent any other form of risk-to-capital support, we estimate that we would be required to contribute $200 to $300 million to Radian Guaranty during the next 12 months (i.e., an incremental $150 to $200 million above those amounts expected to be required to maintain a risk-to-capital ratio of 20 to 1).
Radian Group also could be required to provide capital support for Radian Guaranty and our other mortgage insurance subsidiaries if additional capital is required pursuant to insurance laws and regulations. The National Association of Insurance Commissioners is in the process of reviewing the minimum capital and surplus requirements for mortgage insurers and considering changes to the Mortgage Guaranty Insurers Model Act (“Model Act”) that could include more stringent capital requirements for Radian Guaranty, which, if adopted, could increase the capital requirements for Radian Guaranty in states that adopt the new Model Act. In addition, certain of our mortgage insurance subsidiaries that provide reinsurance to Radian Guaranty currently have required, and in the future may again require, additional capital contributions from Radian Group, although these amounts are not expected to be material.
Dividends.  Our quarterly common stock dividend is currently $0.0025 per share and, based on our current outstanding shares of common stock, we would require approximately $1.7 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as Radian Group, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of December 31, 2013, our capital surplus was $937.8 million, representing our dividend limitation under Delaware law.
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
Radian Group—Long-Term Liquidity Needs
Our most significant needs for liquidity beyond the next 12 months are: (i) the repayment of our outstanding long-term debt, including $54.5 million principal amount of outstanding debt due in June 2015, $195.5 million principal amount of outstanding debt due in June 2017, $450 million principal amount of convertible debt due in November 2017 and, at our option, any related conversion premium that we elect to settle in cash, and potentially $400 million of convertible debt due in March 2019 for which the principal amount and any conversion premium may, at our option, be settled in cash; (ii) potential additional capital contributions to our mortgage insurance subsidiaries; and (iii) potential payments to the U.S. Department of the Treasury (“U.S. Treasury”) resulting from the examination of our 2000 through 2007 consolidated federal income tax returns by the IRS.

As of the balance sheet date, certain of our insurance subsidiaries, including Radian Guaranty, have incurred net operating losses (“NOLs”) that could not be carried-back and utilized on a separate company tax return basis. As a result, we are not currently obligated under our tax-sharing agreement to reimburse these subsidiaries for their separate company NOL carryforward. However, if in a future period our consolidated NOL is fully utilized before a subsidiary has utilized its share of NOLs on a separate entity basis, then Radian Group may be obligated to fund such subsidiary’s share of our consolidated tax liability to the IRS. Currently, we do not expect to fund material obligations under the provisions described in this paragraph with regard to subsidiary NOLs incurred to date.
We are currently contesting proposed adjustments resulting from the IRS examination of the 2000 through 2007 tax years, which if sustained, will result in additional income taxes of approximately $128 million plus proposed penalties of approximately $42 million. Additionally, we would incur interest on any sustained adjustments. Radian Group and RGRI are parties to an Assumption and Indemnification Agreement with regard to these proposed adjustments. Through this agreement, Radian Group agreed to indemnify RGRI for the amount of any tax payments ultimately due to the IRS for the proposed adjustments, which relate to the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests currently held by RGRI. This indemnification agreement was made in lieu of an immediate capital contribution to RGRI that otherwise may have been required as a result of our remeasurement of uncertain tax positions related to these residual interests. See Note 13 of Notes to Consolidated Financial Statements for additional information regarding the IRS matter. We can provide no assurance regarding the outcome of this IRS matter, which may take several years to resolve. As such, there remains significant uncertainty with regard to the amount and timing of any potential payments under the indemnity agreement described above.
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
Mortgage Insurance
As of December 31, 2013, our mortgage insurance segment maintained claims paying resources of $2.9 billion, which consists of contingency reserves, statutory policyholders’ surplus, unearned premium reserves and loss reserves.
The principal demands for liquidity in our mortgage insurance business include the payment of claims and potential claim settlement transactions, operating expenses (including those allocated from Radian Group) and taxes. The principal sources of liquidity in our mortgage insurance business currently are insurance premiums, net investment income, capital contributions from Radian Group, and dividends from Radian Asset Assurance. Our mortgage insurance business has incurred significant losses over the past six years due to the housing and related credit market downturns. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a substantial portion of the funds necessary to satisfy their claim payments and operating expenses for the foreseeable future. We believe that we have the ability to fund any operating cash flow shortfall from sales and maturities of marketable securities in our investment portfolio maintained at our operating companies. In the event that we are unable to fund excess claim payments and operating expenses through the sale of these marketable securities and from maturing fixed-income investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid marketable securities held by our operating companies.

The amount, if any, and timing of Radian Asset Assurance’s dividend paying capacity will depend, in part, on the performance of our insured financial guaranty portfolio, including the establishment of, or change in, statutory reserves, as well as the amount we may pay to commute transactions. If the exposure in our financial guaranty business is reduced on an accelerated basis through the recapture or settlement of business from the primary customers in our financial guaranty reinsurance business or otherwise, we may have the ability to pay dividends to our mortgage insurance business more quickly and in a greater amount. However, if the performance of our financial guaranty portfolio deteriorates materially, Radian Asset Assurance may have limited or no capacity to pay dividends to Radian Guaranty. In the event of a default giving rise to a claim payment obligation in our financial guaranty business, the statutory policyholders’ surplus of Radian Asset Assurance (and consequently Radian Guaranty) would be reduced in an amount equal to the present value of our expected future net claim liability (net of taxes) for such transactions. Any significant reduction in statutory policyholders’ surplus could also reduce Radian Asset Assurance’s capacity to pay dividends to Radian Guaranty and Radian Asset Assurance could be restricted from paying dividends altogether without prior approval from the New York State Department of Financial Services.
Freddie Mac Agreement
In connection with the closing under the Freddie Mac Agreement, Radian Guaranty paid $255 million to Freddie Mac to cover future claim exposure on the loans subject to the agreement. In addition, at the closing, Radian Guaranty deposited $205 million into a collateral account to cover future Loss Mitigation Activity on the loans subject to the agreement. The amount deposited in the collateral account represents $215 million, less $10 million of Loss Mitigation Activity that had become final in accordance with the Freddie Mac Agreement prior to the date the collateral account was established. The collateral account consists of investment securities and remains on our consolidated balance sheets as a result of the rights that Radian Guaranty has with respect to those funds. Subject to certain conditions in the Freddie Mac Agreement, amounts in the collateral account may be released to Radian Guaranty from Freddie Mac over time to the extent that Loss Mitigation Activity becomes final in accordance with the terms of the Freddie Mac Agreement. See Note 9 of Notes to Consolidated Financial Statements for further information related to the Freddie Mac Agreement.
Financial Guaranty
As of December 31, 2013, Radian Asset Assurance maintained claims paying resources of $1.6 billion, which included statutory policyholders’ surplus, contingency reserves, unearned premium reserves, the present value of installment premiums and loss and LAE reserves. As of December 31, 2013, the statutory policyholders’ surplus of Radian Asset Assurance was approximately $1.2 billion. In July 2013, Radian Asset Assurance paid an ordinary dividend of $36.0 million to Radian Guaranty. We estimate that Radian Asset Assurance will have the capacity to pay another ordinary dividend of approximately $32 million to Radian Guaranty in the third quarter of 2014.
The principal demands for liquidity in our financial guaranty business include the payment of operating expenses (including those allocated from Radian Group), claim and commutation payments, taxes and dividends to Radian Guaranty.
Radian Asset Assurance could be required under certain circumstances to pay its counterparty the outstanding par amount with respect to four insured TruPs bonds (a “liquidity claim”). A liquidity claim may arise if an event of default under the TruPs bond (e.g., a failure to pay interest or a breach of a covenant requiring the maintenance of a certain level of performing collateral) existed as of the termination date of the CDS contract. The current termination dates of these CDS contracts occur in 2018, but will automatically extend for additional one-year periods (but no later than the maturity date of the TruPs CDOs) unless the counterparty elects not to extend the termination date. If Radian Asset Assurance were required to pay a liquidity claim, the counterparty would be obligated under the CDS to pay Radian Asset Assurance cash periodically in an amount equal to any future amounts paid in respect of principal and interest on the insured TruPs bond. We do not currently expect a liquidity claim to occur. At December 31, 2013, the net par outstanding of the insured TruPs bonds that are potentially subject to a liquidity claim was $329.1 million and had a weighted average rating of BBB-.
In addition, four of the Terminated TruPs CDOs also had this liquidity claim feature, and while Radian Asset Assurance is no longer directly obligated to pay a liquidity claim for these terminated transactions, the CDS entered into by the limited purpose vehicle (“LPV”) with the counterparty (the “Residual CDS”) includes provisions that provide the counterparty with substantially the same economic rights upon the occurrence of circumstances where a liquidity claim would have been payable by Radian Asset Assurance. Consequently, if one of these circumstances were to occur or would be expected to occur, Radian Asset Assurance’s future projected and actual salvage recovery from the LPV, which was approximately $78.1 million as of December 31, 2013, may be materially reduced or eliminated.

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
Reconciliation of Consolidated Net (Loss) Income to Cash Used in Operations
The following table reconciles consolidated net (loss) income to cash flows used in operations for the periods indicated:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net (loss) income	$(196,985)	$(451,468)	$302,150
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net losses (gains) on investments and other financial instruments, change in fair value of derivatives and net impairment losses recognized in earnings	186,230	41,409	(1,022,699)
Net payments related to derivative contracts and VIE debt (1)	(37,060)	(8,213)	(119,888)
Equity in (earnings) loss of affiliates	(1)	13	(65)
Distributions from affiliate (1)	—	92	—
Gain on sale of affiliate	—	(7,708)	—
Net cash paid for commutations, terminations, and recaptures (1)	(307,067)	(240,110)	(92,599)
Commutation-related charges	5,300	36,500	—
Deferred tax (benefit) provision	(31,820)	6,000	6,758
Depreciation and amortization, net	80,136	72,389	63,120
Change in:
Unearned premiums	130,289	82,910	(46,665)
Deferred policy acquisition costs	17,976	25,504	8,420
Reinsurance recoverables	42,358	66,385	86,047
Reserve for losses and LAE	(668,248)	(161,114)	(194,486)
Other assets	44,804	7,706	65,388
Other liabilities	69,151	19,205	46,744
Cash flows used in operations	$(664,937)	$(510,500)	$(897,775)
_____________

(1)	Cash item.
 Cash flows used in operating activities increased for 2013 compared to 2012, primarily as a result of an increase in mortgage insurance claims paid, including those paid in conjunction with the Freddie Mac Agreement, and payments for other commutations, terminations and recaptures in 2013. During 2012, cash flows used in operating activities decreased compared to 2011, primarily as a result of a reduction in mortgage insurance claims paid partially offset by increased payments for commutations, terminations and recaptures.
Stockholders’ Equity
Stockholders’ equity was $0.9 billion at December 31, 2013, compared to $0.7 billion at December 31, 2012. The increase in stockholders’ equity resulted primarily from an increase in additional paid-in capital that resulted from: (i) $299.4 million in net proceeds received in connection with our issuance of 39.1 million shares of our common stock and (ii) the allocation to stockholders’ equity of approximately $77.0 million of the total net proceeds received from our issuance of $400 million in principal amount of the Convertible Senior Notes due 2019. These increases were partially offset by our net loss of $197.0 million for 2013.

Ratings
Radian Group and our principal operating subsidiaries have been assigned the ratings set forth in the chart below. We believe that ratings often are considered by others in assessing our credit strength and the financial strength of our insurance subsidiaries and, in the past have been a significant factor in determining Radian Guaranty’s eligibility with the GSEs. See “Item 1A. Risk Factors—Radian Guaranty could lose its eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by Radian Guaranty, which would significantly impair our mortgage insurance franchise” and “Our current credit ratings and the insurance financial strength ratings assigned to our mortgage insurance subsidiaries could weaken our competitive position.”

	Moody’s (1)	S&P (2)
Radian Group	Caa1	B-
Radian Guaranty	Ba3	BB-
Radian Insurance Inc.	(3)	(3)
RMAI (4)	Ba3	B
Radian Asset Assurance	Ba1	B+
___________________

(1)	Moody’s outlook for Radian Group and all our rated mortgage insurance subsidiaries is currently Positive. Moody’s outlook for Radian Asset Assurance is currently Negative.

(2)	S&P’s outlook for Radian Group and Radian Guaranty is currently Positive. The outlook for all other subsidiaries is currently Stable.

(3)	Not currently rated.

(4)	Currently, RMAI is not writing new business and has no RIF.
Recent Ratings Actions
On February 27, 2014, S&P upgraded Radian Guaranty’s credit rating to BB- and improved its outlook for Radian Guaranty and Radian Group to “Positive,” reflecting S&P’s expectations, including the following: (1) our operating performance will continue to improve; (2) the risk of adverse reserve development is reduced; and (3) positive statutory earnings will incrementally improve the quality of capital at Radian Guaranty.
On July 9, 2013, S&P upgraded Radian Group’s credit ratings from CCC+ to B- and affirmed its outlook of “Stable.” S&P also upgraded the credit rating for all of our rated mortgage insurance subsidiaries from B- to B and affirmed its outlook of “Stable” on all of our rated mortgage insurance subsidiaries. According to S&P, this upgrade reflects: (1) S&P’s expectation that we have adequate resources to meet our insurance and financial obligations within the next 12 months; (2) an improvement in our financial risk profile; and (3) further improvement in our competitive position and business risk profile.

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

Reserve for Losses and LAE
We establish reserves to provide for losses and LAE and the estimated costs of settling claims in both our mortgage insurance and financial guaranty segments in accordance with the accounting standard regarding accounting and reporting by insurance enterprises. Although this standard specifically excludes mortgage insurance from its guidance relating to the reserve for losses, we establish reserves for mortgage insurance as described below, using the guidance contained in this standard supplemented with other accounting guidance, due to the lack of specific guidance for mortgage insurance.
Estimating the loss reserves in both our mortgage insurance and financial guaranty business segments involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of each potential loss. The models, assumptions and estimates we use to establish loss reserves may prove to be inaccurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty. As such, we cannot be certain that our reserve estimate will be adequate to cover ultimate losses on incurred defaults.
Commutations, recaptures and other negotiated terminations of our insured risks in both our mortgage insurance and financial guaranty segments provide us with an opportunity to exit exposures for an agreed upon payment, or payments, sometimes at an amount less than the previously estimated ultimate liability. Once all exposures relating to such policies are extinguished, all reserves for losses and LAE and other balances relating to the insured or reinsured policy generally are eliminated. Upon completion of a commutation, recapture or other negotiated termination, all such related balances, including deferred policy acquisition costs and unearned premiums, are generally reversed, with any remaining net gain or loss typically recorded through provision for losses. We take into consideration the specific contractual and economic terms for each individual agreement when accounting for our commutations, recaptures or other negotiated terminations, which may result in differences in the accounting for these transactions.
Mortgage Insurance
In the mortgage insurance segment, the default and claim cycle begins with the receipt of a default notice from the servicer. Reserves for losses are established upon receipt of notification by servicers that a borrower has missed two monthly payments, which is when we consider a loan to be in default for financial statement and internal tracking purposes. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We maintain an extensive database of claim payment history and use models based on a variety of loan characteristics, including the status of the loan as reported by its servicer and the type of loan product, to determine the likelihood that a default will reach claim status. Our process includes forecasting the impact of our loss mitigation efforts in protecting us against fraud, underwriting negligence, breach of representation and warranties, inadequate documentation of submitted claims and other items that may give rise to insurance rescissions or cancellations and claim denials, to help determine the rate at which loans are expected to move to claim (“default to claim rate”). Lastly, we project the amount that we will pay if a default becomes a claim (referred to as “claim severity”), which is also impacted by loss mitigation activity associated with claim curtailments due to servicer noncompliance with our insurance policies and servicing guidelines. When there is a claim under primary mortgage insurance, the coverage percentage is applied to the claim amount, which consists of the unpaid loan principal, plus past due interest (for which our liability is contractually capped at a maximum of two years) and certain expenses associated with the default, to determine our maximum liability. Based on these estimates, we arrive at our estimate of loss reserves as of that time.
With respect to loans that are in default, considerable judgment is exercised as to the adequacy of reserve levels. Loss reserves are increased as defaulted loans age, up to a maximum of 240 days in default because historically, as defaulted loans age, they have been more likely to result in foreclosure, and therefore, have been more likely to result in a claim payment. In the past, as the default proceeded towards foreclosure, there was generally more certainty regarding these estimates. However, in the current environment in which many foreclosures have been delayed or not yet pursued, significant uncertainty remains with respect to the ultimate resolution of aged defaults. This uncertainty requires management to use considerable judgment in estimating the rate at which these loans will result in claims. If a default cures, the reserve for that loan is removed from the reserve for losses and LAE. Once a claim is submitted, reserves are further increased to reflect the fact that the default has moved closer to resulting in a claim payment.

We also establish reserves for defaults that we estimate have been incurred but have not been reported to us on a timely basis by the servicer as well as for previously rescinded policies and denied claims that we estimate will be reinstated and subsequently paid. We generally give the insured up to 90 days to challenge our decision to rescind coverage before we consider a policy to be rescinded and remove it from our defaulted inventory; therefore, we currently expect only a limited percentage of policies that were rescinded to be reinstated. We currently expect a significant percentage of claims that were denied to be resubmitted as a perfected claim and ultimately paid. Most often, a claim denial is the result of a servicer’s inability to provide the loan origination file or other servicing documents for review. Under the terms of our master insurance policy with our lending customers, our insureds have up to one year after the acquisition of borrower’s title to provide to us the necessary documents to perfect a claim. All estimates are periodically reviewed and adjustments are made as they become necessary.
We do not establish reserves for loans that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a “second loss position” (i.e., we are not required to make a payment until a certain aggregate amount of losses have already been recognized on a given set of loans), we initially calculate the reserve for defaulted loans in the transaction as if there were no deductible. If the existing deductible for a given structured transaction is greater than the aggregate reserve amount for the defaults contained within the transaction, we do not establish a reserve for the defaults, or if appropriate, we record a partial reserve. We do not establish loss reserves for expected future claims on insured mortgages that are not in default. See “—Reserve for Premium Deficiency” below for an exception to this general principle.
For purposes of reserve modeling, loans are aggregated into groups using a variety of factors. The attributes used to define the groups include, but are not limited to, the default status of the loans (i.e., number of days in default), product type (i.e., Prime, Alt-A or Subprime), type of insurance (i.e., primary or pool), policy origination year, loss position (i.e., with or without a deductible) and the state where the property is located (segregated into three state groups in order to adjust for differences in foreclosure timing). We use an actuarial projection methodology referred to as a “roll rate” analysis that uses historical claim frequency information to determine the projected ultimate default to claim rates for each product and default status. The default to claim rate also includes our estimates with respect to expected insurance rescissions and claim denials, which have the effect of reducing our default to claim rates. Since 2009, we have experienced an elevated level of insurance rescissions and claim denials for various reasons, including, without limitation, underwriting negligence, fraudulent applications and appraisals, breach of representations and warranties and inadequate documentation, primarily related to our legacy portfolio. We expect our rescission and denial rates to remain at elevated levels as long as defaults related to our legacy portfolio represent a significant percentage of our total default portfolio. After estimating the default to claim rate, we estimate the severity of each product type, type of insurance and state grouping based on the average of recently observed severity rates. These average severity estimates are then applied to individual loan coverage amounts to determine reserves. Senior management regularly reviews the modeled frequency, rescission, denial and severity estimates, which are based on historical trends as described. If recent emerging or projected trends differ significantly from the historical trends used to develop the modeled estimates, management evaluates these trends in determining how they should be considered in its reserve estimates.
Our aggregate weighted average default to claim rate assumption (net of denials and rescissions) used in estimating our reserve for losses was 47% at both December 31, 2013 and December 31, 2012. We develop our default to claim rate estimates on defaulted loans based on the age of the underlying defaulted loans, as measured by the number of monthly payments missed. As of December 31, 2013, our aggregate weighted average default to claim rate estimate on our total first-lien portfolio, net of estimated future denials and rescissions and excluding pending claims, was 39% and ranged from 20% for insured loans that had missed two to three monthly payments to 48% for such loans that had missed 12 or more monthly payments. Our estimate of expected insurance rescissions and claim denials (net of expected reinstatements) embedded in our default to claim rate is generally based on our experience over the past year, with consideration given for differences in characteristics between those rescinded policies and denied claims and the loans remaining in our defaulted inventory.
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

The elevated levels of our loss mitigation actions (the rate of rescissions and denials since 2009 and claim curtailments more recently) have led to an increased risk of litigation. Under our master insurance policy, any suit or action arising from any right of the insured under the policy must be commenced within two years after such right first arose and within three years for certain other policies, including certain pool insurance policies. Recently, we have faced an increasing number of challenges from certain lender customers regarding our loss mitigation actions, which have resulted in some reversals of our decisions regarding rescissions, denials and curtailments. Although we believe that our loss mitigation actions are justified under our policies, if we are not successful in defending these actions in any potential legal or other actions, including negotiated settlements, we may need to reassume the risk on, and increase loss reserves for, those policies or pay additional claims. The assumptions embedded in our estimated default to claim rate on our in-force default inventory include an adjustment to our estimated rescission and denial rate, to account for the fact that we expect a certain number of policies to be reinstated and ultimately to be paid, as a result of valid challenges by such policy holders. As discussed above, we also establish reserves for IBNR defaults related to previously rescinded policies and denied or curtailed claims, which we believe are likely to be reinstated (in the case of previously rescinded policies) or resubmitted and paid (in the case of previously denied claims).
Generally, we estimate our claim liability related to the potential future reinstatement of these previously rescinded policies and denied claims by estimating an initial gross reinstatement rate at the time of denial or rescission, which then declines over a 12- or 24-month time frame as certain denials and rescissions are reinstated. As of December 31, 2013, for previously denied claims, this initial gross reinstatement assumption begins at approximately 60% and declines to 0% after 12 months, while for previously rescinded policies, the initial assumed reinstatement rate begins at approximately 20% and declines to 0% after 24 months. Our IBNR reserve estimate also includes the projected potential impact from future estimated rescissions on reinstated denials. At any particular point in time, our IBNR reserve estimate with respect to previously rescinded policies or denied claims is affected not only by our initial reinstatement assumption, but also by the length of time since the denial or rescission, our estimated likelihood of such reinstatements resulting in a paid claim, the expected claim curtailments on such paid claims, as well as the potential outcome of any discussions with our lender and servicer customers regarding such rescissions or denials.
In August 2013, Radian Guaranty entered into an agreement with Freddie Mac related to a group of first-liens guaranteed by Freddie Mac that were insured by Radian Guaranty. See Note 9 of Notes to Consolidated Financial Statements for more information about the agreement. Included in our loss reserves is an estimate related to a potential additional payment to Freddie Mac under that agreement, which is dependent upon the loss mitigation activity on the population of loans subject to the Freddie Mac Agreement. Our reserve related to this potential additional payment is based on the estimated rescissions, denials, curtailments, and cancellations for this population of loans, determined using assumptions that are consistent with those utilized to determine our overall loss reserves.
We considered the sensitivity of first-lien loss reserve estimates at December 31, 2013 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 28% of unpaid principal balance at December 31, 2013), we estimated that our loss reserves would change by approximately $57 million at December 31, 2013. For every one percentage point change in pool claim severity (which we estimate to be 45% of unpaid principal balance at December 31, 2013), we estimated that our loss reserves would change by approximately $3 million at December 31, 2013. For every one percentage point change in our overall net default to claim rate (which we estimate to be approximately 47% at December 31, 2013), we estimated a $36 million change in our loss reserves at December 31, 2013.
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
Reserve for Premium Deficiency
Insurance enterprises are required to establish a PDR if the net present value of the expected future losses and expenses for a particular product line exceeds the net present value of expected future premiums and existing reserves for that product line. We reassess our expectations for premiums, losses and expenses for our financial guaranty and mortgage insurance businesses at least quarterly and update our premium deficiency analysis accordingly. Expected future expenses include consideration of maintenance costs associated with maintaining records relating to insurance contracts and with the processing of premium collections. We also consider investment income in the premium deficiency calculation through the use of our pre-tax investment yield to discount certain cash flows for this analysis.
For our mortgage insurance business, we group our mortgage insurance products into two categories: first-lien and second-lien. To assess the need for a PDR on our first-lien insurance portfolio, we develop loss projections based on modeled loan defaults related to our current RIF. This projection is based on recent trends in default experience, severity and rates of defaulted loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid. As of December 31, 2013, our modeled loan default projections for our first-lien insured portfolio assume that the rate at which current loans will default has improved and will gradually return to normal historical levels over the next three years.
For our first-lien insurance business, because the combination of the net present value of expected premiums and previously established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of December 31, 2013 or December 31, 2012. Assuming all other factors remained constant, if our assumed paid claim rate increased from approximately 7.9% to approximately 13.1%, we would be required to establish a PDR.
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
For our financial guaranty business, to determine whether a premium deficiency charge is necessary, we compare projected earned premiums and investment income to projected future losses, LAE, unamortized deferred acquisition costs and maintenance costs. If the sum of the costs exceeds the amount of the revenues, the excess is first charged against deferred acquisition costs and is referred to as a premium deficiency charge. For our financial guaranty business, no PDR was necessary as of December 31, 2013 or December 31, 2012.

Fair Value of Financial Instruments
Our estimated fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model. Changes in economic conditions and capital market conditions, including but not limited to, credit spread changes, benchmark interest rate changes, market volatility and changes in the value of underlying collateral or of any third-party guaranty or insurance, could cause actual results to differ materially from our estimated fair value measurements. We define fair value as the current amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the event that our investments or derivative contracts were sold, commuted, terminated or settled with a counterparty or transferred in a forced liquidation, the amounts received or paid may be materially different from those determined in accordance with the accounting standard regarding fair value measurements. Differences may also arise between our recorded fair value and the settlement or termination value with a counterparty based upon consideration of information that may not be available to another market participant. Those differences, which may be material, are recorded as realized gains/(losses) in our consolidated statements of operations in the period in which the transaction occurs.
In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard regarding fair value measurements and disclosure. This update clarifies the FASB’s intent about the application of existing fair value measurement and disclosure requirements and, in limited situations, changes certain principles or requirements for measuring fair value and disclosing information about fair value measurements. The amendments in this update do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. We adopted this update effective January 1, 2012. The adoption of this update did not have a significant impact on our fair value measurements. Additional disclosures regarding unobservable market inputs related to our Level III instruments required under this update are presented in Note 5 of Notes to Consolidated Financial Statements.
When determining the fair value of our liabilities, we are required to incorporate into the fair value of those liabilities an adjustment that reflects our own non-performance risk. Our CDS spread is an observable quantitative measure of our non-performance risk and is used by typical market participants to determine the likelihood of our default. Assuming all other factors are held constant, as our CDS spread tightens or widens, it has the effect of increasing or decreasing, respectively, the fair value of our liabilities with a corresponding impact on our results of operations.
In accordance with GAAP, we established a three-level valuation hierarchy for disclosure of fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. The three levels of the fair value hierarchy are defined below:

Level I	— Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level II	— Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities; and

Level III
—    Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. Level III inputs are used to measure fair value only to the extent that observable inputs are not available.

For markets in which inputs are not observable or are limited, we use significant judgment and assumptions that a typical market participant would use to evaluate the market price of an asset or liability. Given the level of judgment necessary, another market participant may derive a materially different estimate of fair value. These assets and liabilities are classified in Level III of our fair value hierarchy.
At December 31, 2013, our total Level III assets were approximately 4.0% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.
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
Residential Mortgage-Backed Securities (“RMBS”), CMBS and Other ABS—The fair value of these instruments is estimated based on prices of comparable securities and spreads and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable. The fair value of any Level III securities is generally estimated by discounting estimated future cash flows.
Foreign government and agency securities—The fair value of foreign government and agency securities is estimated using observed market yields used to create a maturity curve and observed credit spreads from market makers and broker-dealers. These securities are categorized in Level II of the fair value hierarchy.
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
We are responsible for the determination of the value of all investments carried at fair value and the supporting methodologies and assumptions. To assist us in this responsibility, we utilize independent third-party valuation service providers to gather, analyze and interpret market information and estimate fair values based upon relevant methodologies and assumptions for various asset classes and individual securities. We perform monthly quantitative and qualitative analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. Our analysis includes: (i) a review of the methodology used by third-party pricing services; (ii) a comparison of pricing services’ valuations to other independent sources; (iii) a review of month-to-month price fluctuations; and (iv) a comparison of actual purchase and sale transactions with valuations received from third parties. These processes are designed to ensure that our investment values are accurately recorded, that the data inputs and valuation techniques utilized are appropriate and consistently applied and that the assumptions are reasonable and consistent with the objective of determining fair value.

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
Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change primarily for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default; and (2) 88% of the aggregate net par outstanding of our corporate CDO transactions (as of December 31, 2013) provide our counterparties with an additional right to terminate these transactions that is currently exercisable at any time. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums based on our estimate of the probability of our counterparties exercising this termination right and the impact it would have on the remaining expected lifetime premium. We also cap the total estimated fair value of the contracts subject to termination such that none of these contracts are in a derivative asset position. As of December 31, 2013, 8% of the aggregate net par outstanding of our corporate CDO transactions was capped in this manner. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.
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
For each referenced corporate entity in our corporate CDO transactions, the CDS spreads associated with the term of our transactions (“credit curve”) define the estimated expected loss for each entity (as applied in a market standard approach known as “risk neutral” modeling). The credit curves on individual referenced entities are generally observable. The expected cumulative loss for the portfolio of referenced entities associated with each of our transactions is the sum of the expected losses of these individual referenced entities. With respect to the correlation of losses across the underlying reference entities, two obligors belonging to the same industry or located in the same geographical region are assumed to have a higher probability of defaulting together (i.e., they are more correlated). An increase in the correlations between the referenced entities generally causes a higher expected loss for the portfolio associated with our transactions. The estimated correlation factors that we use are derived internally based on observable third-party inputs from historical data.
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
The amount of the non-performance risk adjustment is computed based, in part, on the expected claim payment by Radian. To estimate this expected payment, we first determine the expected claim payment of a typical market participant by using a risk-neutral modeling approach. A significant underlying assumption of the risk-neutral model approach that we use is that the typical fair premium amount is equal to the present value of expected claim payments from a typical market participant. Expected claim payments on a transaction are based on the expected loss on that transaction (also determined using the risk-neutral modeling approach). Radian’s expected claim payment is calculated based on the correlation between the default probability of the transaction and our default probability. The default probability of Radian is determined from the observed Radian Group CDS spread and the default probability of the transaction is determined as described above under “—Defining the Equivalent-Risk Tranche.” The present value of Radian’s expected claim payments is discounted using a risk-free interest rate, as the expected claim payments have already been risk-adjusted.
Our non-performance risk adjustment currently results in a material reduction of our typical fair premium amounts, which in turn has a positive impact on the fair value of these derivatives.
Non-Corporate CDOs and Other Derivative Transactions
Our non-corporate CDO transactions include our guaranty of TruPs CDOs, CDOs of CMBS and CDOs backed by other asset classes such as: (i) municipal securities; (ii) synthetic financial guarantees of ABS; and (iii) project finance transactions. The fair value of our non-corporate CDOs and other derivative transactions is calculated as the difference between the present value of the expected future contractual premiums and our estimate of the fair premium amount for these transactions. The present value of expected future contractual premiums is determined based on the methodology described above for corporate CDOs. As of December 31, 2013, 86% of the aggregate net par outstanding of our non-corporate CDO contracts provide our counterparties with the right to terminate these transactions that is exercisable at any time. We also cap the total estimated fair value of the contracts subject to termination such that none of these contracts are in a derivative asset position. As of December 31, 2013, 26% of the aggregate net par outstanding of our non-corporate CDO transactions was capped in this manner. In all other instances, we utilize internal models to estimate the fair premium amount as described below. These credit derivatives are categorized in Level III of the fair value hierarchy.
TruPs CDOs and TruPs-Related VIE Liabilities—Our TruPs transactions are CDS on CDOs where the collateral consists primarily of deeply subordinated securities issued by banks, insurance companies, real estate investment trusts and other financial institutions whose individual spreads are not observable. In each case, we provide credit protection on a specific tranche of each CDO. To determine fair value for these transactions, we use a discounted cash flow valuation approach that captures the credit characteristics of each transaction. We estimate projected claims based on our internal credit analysis, which is based on the current performance of each underlying reference obligation. The present value of the expected cash flows of the TruPs transaction is then determined using a discount rate derived from the observed market pricing for a TruPs transaction with similar characteristics. The present value of the insured cash flows is determined using a discount rate that is equal to our CDS rate plus a risk-free rate.

With respect to four insured TruPs transactions, our counterparties may require that we pay a liquidity claim for the outstanding par amount on the underlying TruPs bonds. For these transactions, an additional fair value adjustment is made. To calculate this adjustment, a probability that we will be required to pay a liquidity claim is assigned based on our internal cash flow projections. A discounted cash flow valuation is also performed for this scenario where we are required to pay a liquidity claim. The fair value is set equal to the probability weighted average of the valuations from two scenarios: one in which our counterparty pays a liquidity claim and one in which the claim is not paid.
In the second quarter of 2012, we agreed with one of our derivative counterparties (the “Counterparty”) to commute our credit protection on six of our directly insured TruPs CDO transactions. A significant portion of the amount paid in consideration for these commutations was deposited with an LPV (considered a VIE in accordance with the accounting guidance regarding VIEs). These funds were segregated to cover the Counterparty’s potential future losses on the TruPs bonds underlying the Terminated TruPs CDOs (the “Terminated TruPs Bonds”) through a CDS entered into by the VIE with the Counterparty. The CDS terminates concurrently with the Terminated TruPs Bonds for which we had provided credit protection, and provides for payment to the Counterparty substantially in accordance with the terms of our original CDS protection for the Terminated TruPs Bonds. In addition, pursuant to an agreement with the Counterparty, if any LPV Capital amount is remaining following the maturity of the CDS, Radian Asset Assurance is entitled to these remaining funds.
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
For each of the non-corporate CDOs and other derivative transactions discussed above, with the exception of our TruPs transactions that are valued using a discounted cash flow analysis, we make an adjustment to the fair premium amounts, as described above under “—Non-Performance Risk Adjustment on Corporate CDOs,” to incorporate our own non-performance risk. The non-performance risk adjustment associated with our TruPs transactions is incorporated in the fair value as described above; therefore, no separate adjustment is required. These credit derivatives are categorized in Level III of the fair value hierarchy.

Assumed Financial Guaranty Credit Derivatives
In making our determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of December 31, 2013 is based on the most recent available financial information, which is reported on a quarterly lag. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by the primaries from market data sources published by third parties (e.g., dealer spread tables for collateral similar to assets within the transactions being valued), as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the primaries’ valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for non-performance risk. The primaries’ models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the primaries’
valuations by: (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) analyzing and discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.
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
The assets and VIE debt related to these transactions are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from these transactions is $109.3 million; however, we do not currently expect to pay any claims related to these two VIEs. At December 31, 2013, we recorded $91.9 million of other assets, $91.8 million of VIE debt and $0.1 million of other liabilities associated with these two VIEs.
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
An entity is considered the primary beneficiary and is required to consolidate a VIE if its variable interest: (i) gives it the power to most significantly impact the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive residual benefits that could potentially be significant to the VIE. For all VIEs in which we have a variable interest, we assess whether we are the primary beneficiary. In determining whether we are the primary beneficiary, a number of factors are considered, including the structure of the entity, provisions in our insurance contracts that grant us additional rights to influence or control the economic performance of the VIE upon the occurrence of an event of default, a servicer termination event or the breach of a performance trigger, and our obligation to absorb significant losses. The breach of these performance tests or other events that give rise to our right to influence or control the economic performance of the VIE may occur, particularly if credit performance deteriorates. When we acquire control rights, we perform an analysis to reassess our involvement with these VIEs to determine whether we have become the primary beneficiary.

When evaluating whether we are the primary beneficiary of a VIE, we determine which activities most significantly impact the economic performance of the VIE. As part of our qualitative analysis, we consider whether we have any contractual rights that would allow us to direct those activities. Prior to the second quarter of 2012, we consolidated the assets and liabilities associated with one CDO of ABS transaction. This transaction was commuted in the second quarter of 2012 and as a result, the assets and liabilities were unconsolidated. During the second quarter of 2012, in connection with the commutation of certain of our insured TruPs CDO transactions, a new VIE was formed, which we consolidated as a result of our ongoing involvement with the entity, including our ability to impact the activities of the VIE in certain limited ways that could impact its economic performance. As of December 31, 2013, we are the primary beneficiary of our NIMS transactions and certain financial guaranty structured finance transactions. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer or, in some cases, the right to direct the sale of the VIE assets. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value.
Investments
We group assets in our investment portfolio into one of three main categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investments in securities not classified as held to maturity or trading securities are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income (loss). Investments classified as trading securities are reported at fair value, with unrealized gains and losses reported as a separate component of income. Short-term investments consist of money market instruments, CDs and highly liquid, interest-bearing instruments with an original maturity of three months or less at the time of purchase. Amortization of premium and accretion of discount are calculated principally using the interest method over the term of the investment. Realized gains and losses on investments are recognized using the specific identification method.
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
We record an other-than-temporary impairment adjustment on a security if we intend to sell the impaired security, if it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis, or if the present value of cash flows we expect to collect is less than the amortized cost basis of the security. If a sale is likely, the security is classified as other-than-temporarily impaired and the full amount of the impairment is recognized as a loss in the statement of operations. Otherwise, losses on securities that are other-than-temporarily impaired are separated into: (i) the portion of loss that represents the credit loss; and (ii) the portion that is due to other factors. The credit loss portion is recognized as a loss in the statement of operations, while the loss due to other factors is recognized in accumulated other comprehensive income (loss), net of taxes. A credit loss is determined to exist if the present value of discounted cash flows expected to be collected from the security is less than the cost basis of the security. The present value of discounted cash flows is determined using the original yield of the security. In evaluating whether a decline in value is other-than-temporary, we consider several factors in addition to the above, including, but not limited to, the following:

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
We are required to establish a valuation allowance against our DTA when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance. Our assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether such DTA will be realized in future periods. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. In making this assessment, the primary negative evidence that we considered are our cumulative losses in recent years and the continued uncertainty around our future results. We also considered positive evidence when assessing the need for a valuation allowance, such as future reversals of existing taxable temporary differences, future projections of taxable income, taxable income within the applicable carryback periods and potential tax planning strategies. In assessing our need for a valuation allowance, the weight assigned to the effect of both negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses, as we have experienced. We will continue to assess the need to maintain a valuation allowance against our net DTAs at each reporting date. Recognition of our DTAs would likely be based on our ability to sustain profitability over an appropriate time period in amounts that are sufficient to support a conclusion that it is more likely than not that all or a portion of our DTAs will be realized. It is reasonably possible that we could meet these criteria in the foreseeable future.
Given the impact on our pretax results of net gains or losses from our derivative transactions and investment portfolio, and the continued uncertainty around our ability to rely on short-term financial projections, which directly affects our ability to estimate an effective tax rate for the full year, we booked our income tax expense (benefit) for interim periods based on actual results of operations.
Recent Accounting Pronouncements
In July 2013, the FASB issued an update to the accounting standard regarding income taxes. This update provides guidance concerning the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward (collectively, the “Carryforwards”) is available. This accounting standard requires an entity to net its liability related to unrecognized tax benefits against the related deferred tax asset for the Carryforwards. However, a separate presentation of the unrecognized tax benefit as a liability will be required when the Carryforwards are not available under the tax law of the applicable jurisdiction or when the Carryforwards would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. This update does not affect the recognition or measurement of uncertain tax positions and will not have a significant impact to our consolidated financial statements or disclosures. This update is effective for interim and annual reporting periods beginning after December 15, 2013.
In February 2013, the FASB issued an update to the accounting standard regarding comprehensive income, requiring additional information to be presented on the face of the financial statements or as separate disclosures. This update requires an entity to present the changes in each component of accumulated other comprehensive income. An entity is required to present certain amounts reclassified out of accumulated other comprehensive income to their respective lines items in net income, by component. Other reclassifications out of accumulated other comprehensive income are required to be cross-referenced to existing disclosures. We adopted this update effective January 1, 2013. In Note 12 of Notes to Consolidated Financial Statements, we have presented the changes in the balances for each component of accumulated other comprehensive income as well as current period reclassifications out of accumulated other comprehensive income. This update impacted disclosures only and did not affect our consolidated financial position, earnings or cash flows.
In July 2012, the FASB issued a new accounting standard update that simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The update gives the option to first assess qualitative factors to determine if it is more likely than not that the carrying amount of an indefinite-lived intangible asset exceeds its fair value, in order to determine whether it is necessary to perform a quantitative valuation test. This update was effective for interim and annual reporting periods beginning on or after September 15, 2012. The adoption of this update did not have a significant impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued an update to the accounting standard regarding comprehensive income. This update affected the presentation of comprehensive income, but did not change the items that must be reported in other comprehensive income or the point in time an item of other comprehensive income must be reclassified to net income. The update requires the components of net income, other comprehensive income (“OCI”) and total comprehensive income to be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this update effective January 1, 2012, and elected to present two separate but consecutive statements.
In October 2010, the FASB issued an update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance contracts. This update was effective for interim and annual reporting periods beginning after December 15, 2011 and redefines acquisition costs as incremental costs that are related directly to the successful acquisition of new or renewal insurance contracts. Previously, acquisition costs were defined as costs that vary with and are primarily related to the acquisition of insurance contracts.
We adopted this update on a prospective basis as of January 1, 2012. The effect of this revised definition of acquisition costs has resulted in the recognition of additional expenses in our mortgage insurance business when incurred, rather than being deferred to subsequent periods. There was no change to the amortization requirements due to this update. The implementation of this new guidance significantly reduced the amount of our deferral of policy acquisition costs associated with acquiring mortgage insurance contracts. However, the lower amount of acquisition costs deferred will be offset by reduced amortization expense in subsequent periods. While the timing of the recognition of certain costs in our results of operations has changed as a result of the adoption of this update, there is no effect on the total acquisition costs recognized over time or on our cash flows. The adoption of this update did not impact the deferred acquisition costs for the financial guaranty business, because we were not writing new financial guaranty business subsequent to our prospective implementation of the new guidance. For the year ended December 31, 2013, $19.7 million was deferred as acquisition costs, compared to $52.7 million that would have been deferred under our previous method of accounting for acquisition costs. For the year ended December 31, 2012, $20.5 million was deferred as acquisition costs, compared to $39.6 million that would have been deferred under our previous method of accounting for acquisition costs.

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
We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at December 31, 2013 and 2012 was $4.9 billion and $5.2 billion, respectively, of which 94% at each year was invested in fixed-income securities. We calculate duration of our fixed-income securities, expressed in years, in order to estimate interest rate sensitivity of these securities. At December 31, 2013, a 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $176.3 million, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $172.4 million. At December 31, 2013, the average duration of the fixed-income portfolio was 3.7 years compared to 4.7 years at December 31, 2012, reflecting an increase in the percentage of short-term securities in the portfolio.
Credit Risk
A significant portion of our credit protection is in the form of CDS and other financial guaranty contracts that are marked to market through earnings. These financial guaranty derivative contracts generally insure obligations with considerable subordination beneath our exposure at the time of issuance. The underlying asset classes of these obligations include corporate entities, ABS, RMBS, CMBS and TruPs. With the exception of our insured TruPs CDOs and related VIE (which are valued using a discounted cash flow analysis), the value of our financial guaranty derivative contracts are affected predominantly by changes in credit spreads. As credit spreads and ratings change, the value of these financial guaranty derivative contracts change and the resulting gains and losses are recorded in our operating results. We have also incorporated the market’s perception of our non-performance risk into the market value of our derivative instruments. We have determined that the fair value of our CDS and other financial guaranty contracts is materially exposed to changes in credit spreads, including our own credit spread. We have used and may continue to utilize various forms of credit enhancement in order to mitigate potential losses from changes in the credit ratings of our counterparties or the underlying collateral in our financial guaranty contracts.
Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following tables present the pre-tax change in the fair value of our insured derivatives portfolio and our VIE debt as a result of instantaneous shifts in credit spreads, as well as our own credit default spread as of December 31, 2013. These changes were calculated using the valuation methods described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value of Financial Instruments” above, which also includes a discussion of the material limitations of such methods. See also, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Financial Guaranty—Financial Guaranty Portfolio—Impact of Radian’s Non-performance Risk on Financial Guaranty Results.” Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following tables. Radian Group’s five-year CDS spread was 3.23% at December 31, 2013 and reflects the perceived risk that investors associate with us, which we are required to consider when determining our fair values; the CDS spread actually used in the valuation of specific fair value liabilities is typically based on the remaining term of the insured obligation. Non-performance risk is commonly measured by default probability, with a credit spread tightening indicating a lesser probability of default. Radian Group’s five-year CDS spread at December 31, 2013 implies a market view that there is a 22.9% probability that Radian Group will default in the next five years, as compared to an 47.7% implied probability of default at December 31, 2012.

Corporate CDOs ($ in millions)
Weighted average credit spread	0.33%
Fair value of net liabilities	$1.4
	Increase/(Decrease) in Fair Value Net Liability based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group’s CDS spread	$10.7	$13.6	$16.5
0 basis points change in Radian Group’s CDS spread	(1.5)	—	1.5
50% widening of Radian Group’s CDS spread	(5.8)	(5.2)	(4.6)
_______________________

Non-Corporate CDO related (1) ($ in millions)
Weighted average credit spread	1.47%
Fair value of net liabilities	$221.8
	Increase/(Decrease) in Fair Value Net Liability based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group’s CDS spread	$94.2	$114.4	$134.7
0 basis points change in Radian Group’s CDS spread	(18.2)	—	18.4
50% widening of Radian Group’s CDS spread	(44.9)	(27.6)	(10.2)
___________________

(1)	Includes TruPs, CDOs of CMBS and other non-corporate CDOs.
Given the relatively high level of volatility in spreads, including our own CDS spread, for our derivative transactions and VIE debt, the sensitivities presented above are higher than our longer term historical experience. The range of a 50% tightening and widening was determined based on our current CDS spread and recent experience.
Foreign Exchange Rate Risk
As of December 31, 2013 we did not hold any foreign currency denominated securities in our investment portfolio. At December 31, 2012, we held approximately $23.7 million and $56.4 million of investments denominated in Euros and Japanese Yen, respectively.
Equity Market Price
At December 31, 2013, the market value and cost of the equity securities in our investment portfolio were $225.8 million and $164.9 million, respectively. Included in the market value and cost of our equity securities at December 31, 2013 is $90.6 million and $86.8 million, respectively, of securities classified as trading securities. At December 31, 2012, the market value and cost of the equity securities in our investment portfolio were $265.9 million and $233.6 million, respectively. Included in the market value and cost of our equity securities at December 31, 2012 is $153.7 million and $145.3 million, respectively, of securities classified as trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $22.6 million as of December 31, 2013.
We have certain long-term incentive awards issued primarily in 2011 and 2012 that are cash-settled. The compensation expense is based on the estimated fair value of the liability, and is impacted by changes in our stock price and, to a lesser extent, other factors. The related liability is adjusted quarterly based on changes in our current stock price during the period and other factors that we utilize to estimate the ultimate payout of each award. For the year ended December 31, 2013, our operating expenses included $96.9 million for these long-term incentive awards compared to $29.5 million for the year ended December 31, 2012. Included in these expenses were changes in the estimated fair value of the liability for these long-term incentive awards of $79.4 million and $13.6 million, respectively, primarily due to changes in our stock price, which increased by $8.01 and $3.77, respectively, during the years ended December 31, 2013 and 2012.

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
Chief Executive Officer
C. Robert Quint
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of Radian Group Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in common stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Radian Group Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/PricewaterhouseCoopers LLP

Philadelphia, PA
February 28, 2014

Radian Group Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
($ in thousands, except share and per-share amounts)
ASSETS
Investments
Fixed-maturities held to maturity—at amortized cost (fair value $351 and $676)	$358	$679
Fixed-maturities available for sale—at fair value (amortized cost $120,385 and $39,481)	120,553	40,696
Equity securities available for sale—at fair value (cost $78,106 and $88,260)	135,168	112,139
Trading securities—at fair value	3,117,429	4,094,622
Short-term investments—at fair value	1,429,228	777,532
Other invested assets—(including variable interest entity (“VIE”) assets at fair value of $81,000 and $78,006)	128,421	126,750
Total investments	4,931,157	5,152,418
Cash	23,858	31,555
Restricted cash	22,527	24,226
Deferred policy acquisition costs	66,926	88,202
Accrued investment income	30,264	34,349
Accounts and notes receivable	75,106	87,519
Property and equipment, at cost (less accumulated depreciation of $101,625 and $98,909)	10,516	7,456
Derivative assets (including VIE derivative assets of $0 and $1,585)	16,642	13,609
Deferred income taxes, net	17,902	—
Reinsurance recoverables	46,846	89,204
Other assets (including VIE other assets of $92,023 and $99,337)	379,947	374,662
Total assets	$5,621,691	$5,903,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$768,871	$648,682
Reserve for losses and loss adjustment expenses (“LAE”)	2,185,421	3,149,936
Long-term debt	930,072	663,571
VIE debt—at fair value	94,645	108,858
Derivative liabilities (including VIE derivative liabilities of $68,457 and $70,467)	307,185	266,873
Other liabilities (including VIE accounts payable of $254 and $366)	395,852	328,955
Total liabilities	4,682,046	5,166,875
Commitments and Contingencies (Note 17)
Stockholders’ equity
Common stock: par value $.001 per share; 485,000,000 and 325,000,000 shares authorized at December 31, 2013 and December 31, 2012; 190,636,972 and 151,131,173 shares issued at December 31, 2013 and 2012, respectively; 173,099,515 and 133,647,216 shares outstanding at December 31, 2013 and 2012, respectively	191	151
Treasury stock, at cost: 17,537,457 and 17,483,957 shares at December 31, 2013 and 2012, respectively	(892,807)	(892,094)
Additional paid-in capital	2,347,104	1,967,414
Retained deficit	(552,226)	(355,241)
Accumulated other comprehensive income	37,383	16,095
Total stockholders’ equity	939,645	736,325
Total liabilities and stockholders’ equity	$5,621,691	$5,903,200

See Notes to Consolidated Financial Statements.

Radian Group Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
($ in thousands, except per-share amounts)	2013	2012	2011
Revenues:
Premiums written—insurance:
Direct	$1,033,421	$892,983	$755,758
Assumed	(11,183)	(88,991)	(11,162)
Ceded	(81,421)	(117,362)	(37,349)
Net premiums written	940,817	686,630	707,247
(Increase) decrease in unearned premiums	(109,923)	52,352	48,778
Net premiums earned—insurance	830,894	738,982	756,025
Net investment income	108,088	114,337	163,520
Net (losses) gains on investments	(149,720)	184,888	202,177
Total other-than-temporary impairment (“OTTI”) losses	(3)	(3)	(1,202)
Losses recognized in other comprehensive income (loss)	—	—	—
Net impairment losses recognized in earnings	(3)	(3)	(1,202)
Change in fair value of derivative instruments	(31,771)	(144,025)	628,395
Net (losses) gains on other financial instruments	(4,736)	(82,269)	193,329
Gain on sale of affiliate	—	7,708	—
Other income	6,235	5,790	5,599
Total revenues	758,987	825,408	1,947,843
Expenses:
Provision for losses	567,134	959,171	1,296,521
Change in PDR	(1,901)	41	(7,092)
Policy acquisition costs	41,664	61,876	52,763
Other operating expenses	284,528	196,672	175,810
Interest expense	74,618	51,832	61,394
Total expenses	966,043	1,269,592	1,579,396
Equity in net income (loss) of affiliates	1	(13)	65
Pretax (loss) income	(207,055)	(444,197)	368,512
Income tax (benefit) provision	(10,070)	7,271	66,362
Net (loss) income	$(196,985)	$(451,468)	$302,150
Basic net (loss) income per share	$(1.18)	$(3.41)	$2.28
Diluted net (loss) income per share	$(1.18)	$(3.41)	$2.26
Weighted-average number of common shares outstanding—basic	166,366	132,533	132,372
Weighted-average number of common and common equivalent shares outstanding—diluted	166,366	132,533	133,863
Dividends per share	$0.01	$0.01	$0.01

See Notes to Consolidated Financial Statements.

Radian Group Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net (loss) income	$(196,985)	$(451,468)	$302,150
Other comprehensive income, net of tax (see Note 12):
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustment	—	(7)	6,265
Less: Reclassification adjustment for liquidation of foreign subsidiary and other adjustments included in net (loss) income	—	—	27,305
Net foreign currency translation adjustments	—	(7)	(21,040)
Unrealized gains (losses) on investments:
Unrealized holding gains arising during the period	21,969	14,132	7,400
Less: Reclassification adjustment for net gains (losses) included in net (loss) income	879	9,272	(31,928)
Net unrealized gains on investments	21,090	4,860	39,328
Other comprehensive income	21,090	4,853	18,288
Comprehensive (loss) income	$(175,895)	$(446,615)	$320,438

See Notes to Consolidated Financial Statements.

Radian Group Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income	Total
BALANCE, JANUARY 1, 2011	$150	$(892,012)	$1,963,092	$(204,926)	$(6,524)	$859,780
Net income	—	—	—	302,150	—	302,150
Net foreign currency translation adjustment, net of tax	—	—	—	—	(21,040)	(21,040)
Net unrealized gain on investments, net of tax	—	—	—	—	39,328	39,328
Repurchases of common stock under incentive plans	—	(40)	—	—	—	(40)
Issuance of common stock under benefit plans	1	—	741	—	—	742
Amortization of restricted stock	—	—	1,837	—	—	1,837
Additional convertible debt issuance costs, net	—	—	(22)	—	—	(22)
Net actuarial loss	—	—	—	—	(364)	(364)
Stock-based compensation expense, net	—	—	1,250	—	—	1,250
Dividends declared	—	—	(333)	(997)	—	(1,330)
BALANCE, DECEMBER 31, 2011	$151	$(892,052)	$1,966,565	$96,227	$11,400	$1,182,291
Net loss	—	—	—	(451,468)	—	(451,468)
Net foreign currency translation adjustment, net of tax	—	—	—	—	(7)	(7)
Net unrealized gain on investments, net of tax	—	—	—	—	4,860	4,860
Repurchases of common stock under incentive plans	—	(42)	—	—	—	(42)
Issuance of common stock under benefit plans	—	—	489	—	—	489
Amortization of restricted stock	—	—	1,523	—	—	1,523
Net actuarial loss	—	—	—	—	(158)	(158)
Stock-based compensation expense, net	—	—	172	—	—	172
Dividends declared	—	—	(1,335)	—	—	(1,335)
BALANCE, DECEMBER 31, 2012	$151	$(892,094)	$1,967,414	$(355,241)	$16,095	$736,325
Net loss	—	—	—	(196,985)	—	(196,985)
Net unrealized gain on investments, net of tax	—	—	—	—	21,090	21,090
Repurchases of common stock under incentive plans	—	(713)	—	—	—	(713)
Issuance of common stock - stock offering	39	—	299,371	—	—	299,410
Issuance of common stock under incentive plans	1	—	62	—	—	63
Issuance of common stock under benefit plans	—	—	672	—	—	672
Issuance of convertible debt (See Note 11)	—	—	77,026	—	—	77,026
Amortization of restricted stock	—	—	4,357	—	—	4,357
Net actuarial gain	—	—	—	—	198	198
Stock-based compensation expense, net	—	—	(166)	—	—	(166)
Dividends declared	—	—	(1,632)	—	—	(1,632)
BALANCE, DECEMBER 31, 2013	$191	$(892,807)	$2,347,104	$(552,226)	$37,383	$939,645

See Notes to Consolidated Financial Statements.

Radian Group Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(196,985)	$(451,468)	$302,150
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net losses (gains) on investments and other financial instruments, change in fair value of derivative instruments and net impairment losses recognized in earnings	186,230	41,409	(1,022,699)
Net payments related to derivative contracts and VIE debt	(37,060)	(8,213)	(119,888)
Equity in net (income) loss of affiliates	(1)	13	(65)
Distributions from affiliates	—	92	—
Gain on sale of affiliate	—	(7,708)	—
Net cash paid for commutations, terminations and recaptures	(307,067)	(240,110)	(92,599)
Commutation - related charges	5,300	36,500	—
Deferred income tax (benefit) provision	(31,820)	6,000	6,758
Depreciation and other amortization, net	80,136	72,389	63,120
Change in:
Unearned premiums	130,289	82,910	(46,665)
Deferred policy acquisition costs	17,976	25,504	8,420
Reinsurance recoverables	42,358	66,385	86,047
Reserve for losses and LAE	(668,248)	(161,114)	(194,486)
Other assets	44,804	7,706	65,388
Other liabilities	69,151	19,205	46,744
Net cash used in operating activities	(664,937)	(510,500)	(897,775)
Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	22,248	79,534	136,217
Proceeds from sales of equity securities available for sale	—	31,235	52,014
Proceeds from sales of trading securities	1,289,726	6,004,371	6,028,267
Proceeds from redemptions of fixed-maturity investments available for sale	9,269	5,909	32,214
Proceeds from redemptions of fixed-maturity investments held to maturity	325	2,076	8,775
Proceeds from redemptions of equity securities available for sale	10,503	—	—
Purchases of fixed-maturity investments available for sale	(110,747)	—	—
Purchases of trading securities	(518,327)	(5,895,099)	(5,456,565)
(Purchases) sales and redemptions of short-term investments, net	(651,506)	484,347	276,082
Sales (purchases) of other assets, net	14,610	(65,090)	(1,373)
Proceeds from the sale of investment in affiliate	—	14,700	—
Purchases of property and equipment, net	(5,802)	(910)	(2,976)
Net cash provided by investing activities	60,299	661,073	1,072,655

Radian Group Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2013	2012	2011
Cash flows from financing activities:
Dividends paid	(1,632)	(1,335)	(1,330)
Proceeds/payments related to issuance or exchange of debt, net	377,783	—	—
Redemption of long-term debt	(79,372)	(153,261)	(160,000)
Issuance of common stock	299,410	—	—
Excess tax benefits from stock based awards	752	—	4
Net cash provided by (used in) financing activities	596,941	(154,596)	(161,326)
Effect of exchange rate changes on cash	—	(11)	1,701
(Decrease) increase in cash	(7,697)	(4,034)	15,255
Cash, beginning of period	31,555	35,589	20,334
Cash, end of period	$23,858	$31,555	$35,589

Supplemental disclosures of cash flow information:
Income taxes paid	$5,487	$2,079	$1,573
Interest paid	$40,380	$38,378	$48,643

See Notes to Consolidated Financial Statements.

Radian Group Inc.
Notes to Consolidated Financial Statements

1. Description of Business and Recent Developments
Business Overview
We are a credit enhancement company with a primary strategic focus on domestic, residential mortgage insurance on first-lien mortgage loans (“first-liens”). We have two operating business segments—mortgage insurance and financial guaranty.
Mortgage Insurance
Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions. We provide these products and services mainly through our wholly-owned subsidiary, Radian Guaranty Inc. (“Radian Guaranty”). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who generally make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Freddie Mac and Fannie Mae. We refer to Freddie Mac and Fannie Mae together as “Government-Sponsored Enterprises” or “GSEs.”
Our mortgage insurance segment offers primary mortgage insurance coverage on residential first-liens. At December 31, 2013, primary insurance on first-liens comprised approximately 95.9% of our $41.7 billion total direct risk in force (“RIF”). In the past, we also wrote pool insurance, which at December 31, 2013, comprised approximately 3.8% of our total direct RIF. Additionally, we offered other forms of credit enhancement on residential mortgage assets. These products included mortgage insurance on second-lien mortgages (“second-lien”), credit enhancement on net interest margin securities (“NIMS”), and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as “non-traditional”). Our non-traditional RIF was $97.0 million as of December 31, 2013, representing less than 1% of our total direct RIF.
Financial Guaranty
Our financial guaranty segment has provided direct insurance and reinsurance on credit-based risks through Radian Asset Assurance Inc. (“Radian Asset Assurance”). Radian Asset Assurance is a wholly-owned subsidiary of Radian Guaranty, which allows our financial guaranty business to serve as a source of capital for Radian Guaranty. We have provided financial guaranty credit protection in several forms, including through the issuance of financial guaranty policies, by insuring the obligations under one or more credit default swaps (“CDS”) and through the reinsurance of both types of obligations. While we discontinued writing new financial guaranty business in 2008, we continue to provide financial guaranty insurance on our existing portfolio consisting primarily of public finance and structured finance insured transactions. In addition, our principal financial guaranty subsidiary, Radian Asset Assurance, is a wholly-owned subsidiary of Radian Guaranty, which allows our financial guaranty business to serve as an important source of capital support for our mortgage insurance business. We have continued to reduce our financial guaranty exposures in order to mitigate uncertainty, maximize the ultimate capital and liquidity available for our mortgage insurance business and accelerate access to that capital and liquidity through transactions such as risk commutations, ceded reinsurance and transaction settlements and terminations.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Business Conditions
As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the origination environment and the credit performance of our underlying insured assets. The financial crisis and the downturn in the housing and related credit markets that began in 2007 had a significant negative impact on the operating environment and results of operations for both of our business segments. This was characterized by a decrease in mortgage originations, a broad decline in home prices, mortgage servicing and foreclosure delays, and ongoing deterioration in the credit performance of mortgage and other assets originated prior to 2009, together with macroeconomic factors such as high unemployment, limited employment growth, limited economic growth and a lack of meaningful liquidity in many sectors of the capital markets. More recently, we have experienced a period of economic recovery and the operating environment for our businesses has improved. Our results of operations have continued to improve as the negative impact from losses on the mortgage insurance we wrote during the poor underwriting years of 2005 through 2008 (we refer to this portion of our mortgage insurance portfolio, together with business written prior to 2005, as our “legacy portfolio”) has been reduced and we continue to write a high volume of insurance on higher credit quality loans. As of December 31, 2013, our legacy portfolio had been reduced to approximately 40% of our total primary risk in force (“RIF”), while insurance on loans written after 2008 constituted approximately 60% of our primary RIF.
Although the United States (“U.S.”) economy and certain housing markets remain weak compared to historical standards, home prices have been appreciating on a broad basis throughout the U.S., foreclosure activity has declined and the credit quality of recent mortgage market originations continues to be significantly better than the credit quality of our legacy portfolio. In addition, there are signs of a broader recovery in the U.S. economy, including importantly, a reduction in unemployment rates. As a consequence of these and other factors, in 2013 we have experienced improvement in our results of operations, driven primarily by a significant reduction in our incurred losses as result of a 20% decline in new primary mortgage insurance defaults compared to 2012. In addition, the growth of our mortgage insurance portfolio resulted in an increase in premiums earned.
Currently, our business strategy is primarily focused on: (1) growing our mortgage insurance business by writing insurance on high-quality mortgages in the U.S. and exploring other potential alternatives for proving credit-based services to the mortgage finance market; (2) continuing to manage losses in our legacy mortgage insurance and financial guaranty portfolios; (3) continuing to reduce our legacy mortgage insurance and financial guaranty exposures; and (4) continuing to effectively manage our capital and liquidity positions.
Our businesses also are significantly impacted by, and our future success may be dependent upon, legislative and regulatory developments impacting the housing finance industry. The Federal Housing Administration (“FHA”) remains our primary competitor outside of the private mortgage insurance industry. The GSEs’ current federal charters generally prohibit them from purchasing any mortgage with a loan amount that exceeds 80% of a home’s value, unless that mortgage is insured by a qualified mortgage insurer, or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of a default. As a result, high loan-to-value (“LTV”) mortgages purchased by the GSEs generally are insured with private mortgage insurance. Changes in the charters or business practices of the GSEs, including the introduction of alternatives to private mortgage insurance as a condition to purchasing high-LTV loans, could reduce the number of mortgages they purchase that are insured by us and consequently diminish our franchise value.
Since 2011, there have been numerous legislative proposals and recommendations focused on reforming the U.S. housing finance industry, including proposals that are intended to wind down the GSEs or to otherwise limit or restrict the activities and businesses of the GSEs. As a result, the future structure of the residential housing finance system, as well as the impact of any such changes on our business, remains uncertain. Although we believe that traditional private mortgage insurance will continue to play an important role in any future housing finance structure, it is possible that new federal legislation could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement, or even eliminate the requirement altogether, which would reduce our available market and adversely affect our mortgage insurance business, our franchise value and our future prospects. In addition, the mortgage origination market and private mortgage insurers may be adversely impacted by regulatory requirements developed under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Capital Preservation and Liquidity Management Initiatives
Radian Group Inc. (“Radian Group”) currently has immediately available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of approximately $615 million, after consideration of a $100 million capital contribution made to Radian Guaranty in February 2014. The $615 million of available liquidity excludes certain additional cash and liquid investments that have been advanced from our subsidiaries for corporate expenses and interest payments. Substantially all of Radian Group’s obligations to pay corporate expenses and interest payments on outstanding debt are reimbursed to Radian Group through the expense-sharing arrangements currently in place with its subsidiaries. Currently, we expect to maintain Radian Guaranty’s risk-to-capital ratio at or below 20 to 1. However, we expect this target level to change upon the modification of GSE eligibility requirements or future changes in applicable regulatory requirements.
Since the financial crisis that began in 2007, we have engaged in a number of strategic actions and initiatives in response to the negative economic and market conditions impacting our businesses. These actions include the following:

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

•
We reduced our legacy mortgage insurance portfolio, non-traditional mortgage insurance RIF and our financial guaranty portfolio through risk commutations, discounted security purchases, ceded reinsurance and transaction settlements and terminations.

During 2013, we made further progress toward our objectives and in support of our business strategy:

•
During 2013, Radian Group exchanged $195.5 million of its outstanding 5.375% Senior Notes due June 2015 for a new series of 9.000% Senior Notes due June 2017 in order to improve our debt maturity profile. See Note 11 for further information.

•
In March 2013, Radian Group issued $400 million principal amount of 2.250% convertible unsecured senior notes due March 2019 (the “Convertible Senior Notes due 2019”) and received net proceeds of approximately $389.8 million. See Note 11 for further information.

•	In March 2013, Radian Group sold 39.1 million shares of common stock at a public offering price of $8.00 per share and received net proceeds of approximately $299.4 million.

•
In August 2013, Radian Guaranty entered into a Master Transaction Agreement with Freddie Mac (the “Freddie Mac Agreement”) related to a group of 25,760 first-lien mortgage loans guaranteed by Freddie Mac that were insured by Radian Guaranty and were in default as of December 31, 2011. The Freddie Mac Agreement caps Radian Guaranty’s total exposure on the entire population of loans subject to the agreement at $840 million. The maximum exposure of $840 million is comprised of $625 million of claim payments (consisting of $370 million of claims previously paid on this population of loans prior to July 12, 2013, which is the measurement date for purposes of the transaction, and an additional $255 million paid at closing) and $215 million related to rescissions, denials, claim curtailments and cancellations (“Loss Mitigation Activity”) on these loans. See Notes 7 and 9 for additional information regarding this agreement.

•
Radian Asset Assurance continued to reduce its financial guaranty portfolio through risk commutations, discounted insured bond purchases, ceded reinsurance and transaction settlements and terminations, and continued to provide capital support to Radian Guaranty.

-
In January 2013, we commuted the remaining $822.2 million net par reinsured by Radian Asset Assurance from Financial Guaranty Insurance Company (the “FGIC Commutation”), resulting in the release of $6.7 million of statutory contingency reserves;

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

-
In February 2013, the New York State Department of Financial Services (“NYSDFS”) approved the release of an additional $61.1 million of statutory contingency reserves resulting from the reduction in Radian Asset Assurance’s net par outstanding;

-
During 2013, we agreed with a counterparty in our financial guaranty business to commute a $105 million corporate collateralized debt obligation (“CDO”) transaction (the “2013 CDO Commutation”) and four other financial guaranty CDS counterparties exercised their termination rights with respect to ten corporate CDOs and a second-to-pay CDO of corporate loans that we insured (collectively with the 2013 CDO Commutation, the “CDO Early Terminations”), on a walkaway basis (meaning that our counterparty was not obligated to pay any unaccrued premium or other amount to terminate the transaction), which further reduced our financial guaranty net par outstanding by $3.9 billion in the aggregate. There was no material impact on our financial statements as a result of these terminations; and

-	In July 2013, Radian Asset Assurance paid an ordinary dividend of $36.0 million to Radian Guaranty.
Insurance Regulatory—Capital Requirements
The GSEs and state insurance regulators impose various capital requirements on our insurance subsidiaries. These include risk-to-capital ratios, other risk-based capital measures and surplus requirements that potentially may limit the amount of insurance that our insurance subsidiaries may write. The GSEs and our state insurance regulators also possess significant discretion with respect to our insurance subsidiaries.
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum ratio of statutory capital relative to the level of net RIF, or “risk-to-capital.” Sixteen states (the “RBC States”) currently impose a statutory or regulatory risk-based capital requirement (the “Statutory RBC Requirement”). The most common Statutory RBC Requirement is that a mortgage insurer’s risk-to-capital ratio may not exceed 25 to 1. In certain of the RBC States there is a Statutory RBC Requirement that Radian Guaranty must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels (the “MPP Requirement”). The statutory capital requirements for the non-RBC States are de minimis (ranging from $1 million to $5 million); however, the insurance laws of these states generally grant broad supervisory powers to state agencies or officials to enforce rules or exercise discretion affecting almost every significant aspect of insurance business, including the power to revoke or restrict an insurance company’s ability to write new business. Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of such state, it may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. In 2013 and 2012, the RBC States accounted for approximately 55.7% and 54.3%, respectively, of Radian Guaranty’s total primary new insurance written (“NIW”). As of December 31, 2013, Radian Guaranty was in compliance with all applicable Statutory RBC Requirements.
Radian Guaranty’s risk-to-capital ratio has improved to 19.5 to 1 as of December 31, 2013, from 20.8 to 1 as of December 31, 2012. Currently, we expect to maintain Radian Guaranty’s risk-to-capital ratio at or below 20 to 1. However, we expect this target level to change upon the modification of GSE eligibility requirements or future changes in applicable regulatory requirements.
As discussed above, Radian Asset Assurance is a wholly-owned subsidiary of Radian Guaranty. If the performance of our financial guaranty portfolio deteriorates, including if we are required to establish (or increase) one or more statutory reserves on defaulted obligations that we insure, or if we make net commutation payments to terminate insured financial guaranty obligations in excess of the then established statutory reserves for such obligations, the statutory capital of Radian Guaranty would also be negatively impacted. We establish statutory financial guaranty reserves at the time of default, whereas for reporting purposes under accounting principles generally accepted in the United States of America (“GAAP”), loss reserves are established when estimated losses exceed unearned premiums, regardless of whether a default has occurred. Any decrease in the statutory capital in our financial guaranty business other than a decrease resulting from the dividend or distribution of cash or other assets from Radian Asset Assurance to Radian Guaranty would therefore have a negative impact on Radian Guaranty’s capital position and may affect its ability to remain in compliance with Statutory RBC Requirements. See Note 14 for further discussion regarding Radian Asset Assurance’s statutory surplus position and differences between statutory and GAAP accounting principles.
We have actively managed Radian Guaranty’s capital position in various ways, including: (1) through internal and external reinsurance arrangements; (2) by seeking opportunities to reduce our risk exposure through commutations and other negotiated transactions; and (3) by contributing additional capital from Radian Group to our mortgage insurance subsidiaries.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The GSEs currently are considering revisions to their standard mortgage insurer eligibility requirements, including changes that are more stringent than the current requirements. Among other changes, the new GSE eligibility requirements are expected to contain new capital adequacy standards for private mortgage insurers that are more onerous than the capital requirements that are currently in effect, including potentially: (i) a risk-to-capital ratio below Radian Guaranty’s 19.5 to 1 risk-to-capital ratio as of December 31, 2013; (ii) higher capital requirements for loans insured prior to 2009; and (iii) a limitation on the amount of capital credit attributable to subsidiaries of the eligible insurer (including potentially Radian Guaranty’s capital that is attributable to Radian Asset Assurance). While it remains unclear what form the new eligibility requirements may take or the potential implementation period that may be allowed, we expect the GSEs to release the new eligibility requirements in 2014 and for them to become effective following an implementation period. If the new GSE eligibility requirements include more onerous capital requirements, including any one or more of the potential requirements referenced above, it is likely that we would need to provide additional capital support to, or arrange additional capital relief for, Radian Guaranty, including potentially, increasing the amount of capital contributions from our available holding company funds or from funds raised in private or public capital transactions.
Holding Company Liquidity
Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. As discussed above, Radian Group has immediately available cash and liquid investments of approximately $615 million. The $615 million of available liquidity excludes certain additional cash and liquid investments that have been advanced from our subsidiaries for corporate expenses and interest payments. Radian Group’s principal liquidity demands for the next 12 months are expected to include: (i) additional capital support for our mortgage insurance subsidiaries; (ii) the payment of dividends on our common stock; (iii) the payment of corporate expenses; and (iv) interest payments on our outstanding long-term debt. Substantially all of Radian Group’s obligation to pay corporate expenses and interest on long-term debt is reimbursed by its subsidiaries.
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
We expect to fund Radian Group’s short-term liquidity needs with: (i) existing cash and marketable securities and (ii) cash received under the expense-sharing arrangements with our subsidiaries. If Radian Group’s current sources of liquidity are insufficient for Radian Group to fund its obligations, or if we otherwise decide to increase our liquidity position, Radian Group may seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.
We expect to meet the long-term liquidity needs of Radian Group with a combination of: (i) available cash and marketable securities; (ii) private or public issuances of debt or equity securities, which we may not be able to do on favorable terms, if at all; (iii) cash received under expense-sharing arrangements with our subsidiaries; and (iv) dividends from our subsidiaries, to the extent available. We cannot provide any assurance that we will be successful in pursuing any alternatives, individually or in the aggregate, and can provide no assurance that if such alternatives are executed that they will be sufficient to maintain regulatory capital requirements and holding company liquidity.
Risks and Uncertainties
Radian Group and its subsidiaries are subject to risks and uncertainties that could affect amounts reported in our financial statements in future periods. Our future performance and financial condition are subject to significant risks and uncertainties that could cause actual results to be materially different from our estimates and forward-looking statements.

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
Reserve for Losses and LAE
We establish reserves to provide for losses and LAE and the estimated costs of settling claims in both our mortgage insurance and financial guaranty segments in accordance with the accounting standard regarding accounting and reporting by insurance enterprises. Although this standard specifically excludes mortgage insurance from its guidance relating to the reserve for losses, we establish reserves for mortgage insurance as described below, using the guidance contained in this standard supplemented with other accounting guidance, due to the lack of specific guidance for mortgage insurance.
Estimating the loss reserves in both our mortgage insurance and financial guaranty business segments involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of each potential loss. The models, assumptions and estimates we use to establish loss reserves may prove to be inaccurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty. As such, we cannot be certain that our reserve estimate will be adequate to cover ultimate losses on incurred defaults.
Commutations, recaptures and other negotiated terminations of our insured risks in both our mortgage insurance and financial guaranty segments provide us with an opportunity to exit exposures for an agreed upon payment, or payments, sometimes at an amount less than the previously estimated ultimate liability. Once all exposures relating to such policies are extinguished, all reserves for losses and LAE and other balances relating to the insured or reinsured policy generally are eliminated. Upon completion of a commutation, recapture or other negotiated termination, all such related balances, including deferred policy acquisition costs and unearned premiums, are generally reversed, with any remaining net gain or loss typically recorded through provision for losses. We take into consideration the specific contractual and economic terms for each individual agreement when accounting for our commutations, recaptures or other negotiated terminations, which may result in differences in the accounting for these transactions.
Mortgage Insurance
In the mortgage insurance segment, the default and claim cycle begins with the receipt of a default notice from the servicer. Reserves for losses are established upon receipt of notification by servicers that a borrower has missed two monthly payments, which is when we consider a loan to be in default for financial statement and internal tracking purposes. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We maintain an extensive database of claim payment history and use models based on a variety of loan characteristics, including the status of the loan as reported by its servicer and the type of loan product, to determine the likelihood that a default will reach claim status. Our process includes forecasting the impact of our loss mitigation efforts in protecting us against fraud, underwriting negligence, breach of representation and warranties, inadequate documentation of submitted claims and other items that may give rise to insurance rescissions or cancellations and claim denials, to help determine the rate at which loans are expected to move to claim (“default to claim rate”). Lastly, we project the amount that we will pay if a default becomes a claim (referred to as “claim severity”), which is also impacted by loss mitigation activity associated with claim curtailments due to servicer noncompliance with our insurance policies and servicing guidelines. When there is a claim under primary mortgage insurance, the coverage percentage is applied to the claim amount, which consists of the unpaid loan principal, plus past due interest (for which our liability is contractually capped at a maximum of two years) and certain expenses associated with the default, to determine our maximum liability. Based on these estimates, we arrive at our estimate of loss reserves as of that time.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

With respect to loans that are in default, considerable judgment is exercised as to the adequacy of reserve levels. Loss reserves are increased as defaulted loans age, up to a maximum of 240 days in default because historically, as defaulted loans age, they have been more likely to result in foreclosure, and therefore, have been more likely to result in a claim payment. In the past, as the default proceeded towards foreclosure, there was generally more certainty regarding these estimates. However, in the current environment in which many foreclosures have been delayed or not yet pursued, significant uncertainty remains with respect to the ultimate resolution of aged defaults. This uncertainty requires management to use considerable judgment in estimating the rate at which these loans will result in claims. If a default cures, the reserve for that loan is removed from the reserve for losses and LAE. Once a claim is submitted, reserves are further increased to reflect the fact that the default has moved closer to resulting in a claim payment.
We also establish reserves for defaults that we estimate have been incurred but have not been reported (“IBNR”) to us on a timely basis by the servicer as well as for previously rescinded policies and denied claims that we estimate will be reinstated and subsequently paid. We generally give the insured up to 90 days to challenge our decision to rescind coverage before we consider a policy to be rescinded and remove it from our defaulted inventory; therefore, we currently expect only a limited percentage of policies that were rescinded to be reinstated. We currently expect a significant percentage of claims that were denied to be resubmitted as a perfected claim and ultimately paid. Most often, a claim denial is the result of a servicer’s inability to provide the loan origination file or other servicing documents for review. Under the terms of our master insurance policy with our lending customers, our insureds have up to one year after the acquisition of borrower’s title to provide to us the necessary documents to perfect a claim. All estimates are periodically reviewed and adjustments are made as they become necessary.
We do not establish reserves for loans that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a “second loss position” (i.e., we are not required to make a payment until a certain aggregate amount of losses have already been recognized on a given set of loans), we initially calculate the reserve for defaulted loans in the transaction as if there were no deductible. If the existing deductible for a given structured transaction is greater than the aggregate reserve amount for the defaults contained within the transaction, we do not establish a reserve for the defaults, or if appropriate, we record a partial reserve. We do not establish loss reserves for expected future claims on insured mortgages that are not in default. See “—Reserve for Premium Deficiency (“PDR”)” below for an exception to this general principle.
For purposes of reserve modeling, loans are aggregated into groups using a variety of factors. The attributes used to define the groups include, but are not limited to, the default status of the loans (i.e., number of days in default), product type (i.e., Prime, Alternative-A (“Alt-A”) or Subprime), type of insurance (i.e., primary or pool), policy origination year, loss position (i.e., with or without a deductible) and the state where the property is located (segregated into three state groups in order to adjust for differences in foreclosure timing). We use an actuarial projection methodology referred to as a “roll rate” analysis that uses historical claim frequency information to determine the projected ultimate default to claim rates for each product and default status. The default to claim rate also includes our estimates with respect to expected insurance rescissions and claim denials, which have the effect of reducing our default to claim rates. Since 2009, we have experienced an elevated level of insurance rescissions and claim denials for various reasons, including, without limitation, underwriting negligence, fraudulent applications and appraisals, breach of representations and warranties and inadequate documentation, primarily related to our legacy portfolio. We expect our rescission and denial rates to remain at elevated levels as long as defaults related to our legacy portfolio represent a significant percentage of our total default portfolio. After estimating the default to claim rate, we estimate the severity of each product type, type of insurance and state grouping based on the average of recently observed severity rates. These average severity estimates are then applied to individual loan coverage amounts to determine reserves. Senior management regularly reviews the modeled frequency, rescission, denial and severity estimates, which are based on historical trends as described. If recent emerging or projected trends differ significantly from the historical trends used to develop the modeled estimates, management evaluates these trends in determining how they should be considered in its reserve estimates.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The elevated levels of our loss mitigation actions (the rate of rescissions and denials since 2009 and claim curtailments more recently) have led to an increased risk of litigation. Under our master insurance policy, any suit or action arising from any right of the insured under the policy must be commenced within two years after such right first arose and within three years for certain other policies, including certain pool insurance policies. Recently, we have faced an increasing number of challenges from certain lender customers regarding our loss mitigation actions, which have resulted in some reversals of our decisions regarding rescissions, denials and curtailments. Although we believe that our loss mitigation actions are justified under our policies, if we are not successful in defending these actions in any potential legal or other actions, including negotiated settlements, we may need to reassume the risk on, and increase loss reserves for, those policies or pay additional claims. The assumptions embedded in our estimated default to claim rate on our in-force default inventory include an adjustment to our estimated rescission and denial rate, to account for the fact that we expect a certain number of policies to be reinstated and ultimately to be paid, as a result of valid challenges by such policy holders. As discussed above, we also establish reserves for IBNR defaults related to previously rescinded policies and denied or curtailed claims, which we believe are likely to be reinstated (in the case of previously rescinded policies) or resubmitted and paid (in the case of previously denied claims).
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
The risk management function in our financial guaranty business is responsible for the identification, analysis, measurement and surveillance of credit, market, legal and operational risk associated with our financial guaranty insurance contracts. Risk management is also primarily responsible for claims prevention and loss mitigation strategies. This discipline is applied during the ongoing monitoring and surveillance of each exposure in the portfolio. See Note 10 for further information.
Reserve for Premium Deficiency (“PDR”)
Insurance enterprises are required to establish a PDR if the net present value of the expected future losses and expenses for a particular product line exceeds the net present value of expected future premiums and existing reserves for that product line. We reassess our expectations for premiums, losses and expenses for our financial guaranty and mortgage insurance businesses at least quarterly and update our premium deficiency analysis accordingly. Expected future expenses include consideration of maintenance costs associated with maintaining records relating to insurance contracts and with the processing of premium collections. We also consider investment income in the premium deficiency calculation through the use of our pre-tax investment yield to discount certain cash flows for this analysis.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Derivative Instruments
We provide a significant portion of our credit protection within our financial guaranty segment in the form of CDS, which are accounted for as derivatives. Derivative instruments are recorded at fair value and changes in fair value are recorded as such in the statement of operations. All of our derivative instruments are recognized in our consolidated balance sheets as either derivative assets or derivative liabilities. In many of our CDS transactions, primarily our corporate CDOs, we are required to make payments to our counterparty above a specified level of subordination, upon the occurrence of credit events related to the borrowings or bankruptcy of obligors contained within pools of corporate obligations or, in the case of pools of mortgage or other asset-backed obligations, upon the occurrence of credit events related to the specific obligations in the pool. When we provide a CDS as credit protection on a specific obligation, we generally guarantee the full and timely payment of principal and interest when due on such obligation. These derivatives have various maturity dates, but the majority of the net par outstanding of our remaining CDS transactions, including all of our corporate CDOs, mature within four years. See Note 4 for further information.
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
An entity is considered the primary beneficiary and is required to consolidate a VIE if its variable interest: (i) gives it the power to most significantly impact the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive residual benefits that could potentially be significant to the VIE. For all VIEs in which we have a variable interest, we assess whether we are the primary beneficiary. In determining whether we are the primary beneficiary, a number of factors are considered, including the structure of the entity, provisions in our insurance contracts that grant us additional rights to influence or control the economic performance of the VIE upon the occurrence of an event of default, a servicer termination event or the breach of a performance trigger, and our obligation to absorb significant losses. The breach of these performance tests or other events that give rise to our right to influence or control the economic performance of the VIE may occur, particularly if credit performance deteriorates. When we acquire control rights, we perform an analysis to reassess our involvement with these VIEs to determine whether we have become the primary beneficiary.
Fair Value of Financial Instruments
Our estimated fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model. Changes in economic conditions and capital market conditions, including but not limited to, credit spread changes, benchmark interest rate changes, market volatility and changes in the value of underlying collateral or of any third-party guaranty or insurance, could cause actual results to differ materially from our estimated fair value measurements. We define fair value as the current amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the event that our investments or derivative contracts were sold, commuted, terminated or settled with a counterparty or transferred in a forced liquidation, the amounts received or paid may be materially different from those determined in accordance with the accounting standard regarding fair value measurements. Differences may also arise between our recorded fair value and the settlement or termination value with a counterparty based upon consideration of information that may not be available to another market participant. Those differences, which may be material, are recorded as realized gains/(losses) in our consolidated statements of operations in the period in which the transaction occurs.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard regarding fair value measurements and disclosure. This update clarifies the FASB’s intent about the application of existing fair value measurement and disclosure requirements and, in limited situations, changes certain principles or requirements for measuring fair value and disclosing information about fair value measurements. The amendments in this update do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. We adopted this update effective January 1, 2012. The adoption of this update did not have a significant impact on our fair value measurements. Additional disclosures regarding unobservable market inputs related to our Level III instruments required under this update are presented in Note 5.
When determining the fair value of our liabilities, we are required to incorporate into the fair value of those liabilities an adjustment that reflects our own non-performance risk. Our CDS spread is an observable quantitative measure of our non-performance risk and is used by typical market participants to determine the likelihood of our default. Assuming all other factors are held constant, as our CDS spread tightens or widens, it has the effect of increasing or decreasing, respectively, the fair value of our liabilities with a corresponding impact on our results of operations.
In accordance with GAAP, we established a three-level valuation hierarchy for disclosure of fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. The three levels of the fair value hierarchy are defined below:

Level I	— Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level II	— Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities; and

Level III
—    Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. Level III inputs are used to measure fair value only to the extent that observable inputs are not available.

For markets in which inputs are not observable or are limited, we use significant judgment and assumptions that a typical market participant would use to evaluate the market price of an asset or liability. Given the level of judgment necessary, another market participant may derive a materially different estimate of fair value. These assets and liabilities are classified in Level III of our fair value hierarchy.
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
Insurance Premiums-Revenue Recognition
Mortgage insurance premiums written on an annual and multi-year basis are initially recorded as unearned premiums and earned over time. Annual premiums are amortized on a monthly, straight-line basis. Multi-year premiums are amortized over the terms of the contracts in relation to the anticipated claim payment pattern based on historical industry experience. Premiums written on a monthly basis are earned over the period that coverage is provided. When we rescind insurance coverage on a loan, we refund all premiums received in connection with such coverage. Premium revenue is recognized net of our accrual for estimated rescission refunds. With respect to our reinsurance transactions, ceded premiums written are initially set up as prepaid reinsurance and are amortized in a manner consistent with the recognition of income on direct premiums. Premiums on certain structured transactions in our mortgage insurance business are recognized over the period that coverage is provided.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

In our financial guaranty business, insurance premiums are earned in proportion to the level of amortization of insured principal over the contract period or over the period that coverage is provided. Unearned premiums represent that portion of premiums that will be earned over the remainder of the contract period. We record the initial unearned premium liability on installment policies equal to the present value of the premiums due or expected to be collected over either the period of the policy or, for certain sectors with a homogeneous pool of assets underlying the insured financial obligation, the expected period of risk. In determining the present value of premiums due, we use a discount rate that reflects a risk-free rate. Premiums paid in full at inception are recorded as unearned premiums. In addition, we recognize the remaining unearned premium revenue when bonds issued are redeemed or otherwise retired (“refundings”) that results in the extinguishment of the financial guaranty policies insuring such bonds. A refunding that is effected through the deposit of cash or permitted securities into an irrevocable trust for repayment, when permitted under the applicable bond indenture (a “legal defeasance”), does not qualify for immediate revenue recognition since the defeased obligation legally remains outstanding and covered by our insurance. See Note 10 for further information. Assumed premiums in reinsurance transactions are based on information reported by ceding companies. Premiums ceded through reinsurance agreements reduce premiums earned in a manner that is consistent with the recognition of the gross premiums as described above. When insured obligations are refunded or called, the remaining premiums are generally earned at that time.
Credit enhancement fees earned on derivative contracts are included in the change in fair value of derivative instruments.
Deferred Policy Acquisition Costs
Incremental, direct costs associated with the acquisition of mortgage insurance business, consisting of compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs. Amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits over the estimated life of the policies. This includes accruing interest on the unamortized balance of deferred policy acquisition costs. Ceding commissions received under our reinsurance agreements related to these costs are also deferred and accounted for using similar assumptions. Estimates of expected gross profit, including persistency and loss development assumptions for each underwriting year used as a basis for amortization, are evaluated quarterly and the total amortization recorded to date is adjusted by a charge or credit to our consolidated statements of operations if actual experience or other evidence suggests that previous estimates should be revised. Considerable judgment is used in evaluating these estimates and the assumptions on which they are based. The use of different assumptions may have a significant effect on the amortization of deferred policy acquisition costs.
Effective January 1, 2012, we adopted the FASB update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance contracts on a prospective basis. This update redefines acquisition costs as incremental costs that are related directly to the successful acquisition of new or renewal insurance contracts. Previously, acquisition costs were defined as costs that vary with and are primarily related to the acquisition of insurance contracts. The effect of this revised definition of acquisition costs has resulted in the recognition of additional expenses in our mortgage insurance business when incurred, rather than being deferred to subsequent periods. There was no change to the amortization requirements due to this update. The implementation of this new guidance significantly reduced the amount of our deferral of policy acquisition costs associated with acquiring mortgage insurance contracts. However, the lower amount of acquisition costs deferred will be offset by reduced amortization expense in subsequent periods. While the timing of the recognition of certain costs in our results of operations has changed as a result of the adoption of this update, there is no effect on the total acquisition costs recognized over time or on our cash flows. Amounts deferred as acquisition costs for 2013 and 2012 reflect a reduction for ceding commissions written on risk ceded under the Reinsurance Transactions (as defined in Note 8). We amortized $28.5 million, $34.1 million and $36.1 million of deferred policy acquisition costs in our mortgage insurance business in 2013, 2012 and 2011, respectively.
The adoption of the FASB update to the accounting standard for deferred acquisition costs did not impact the deferred acquisition costs for the financial guaranty business, because we were not writing new financial guaranty business subsequent to our prospective implementation of the new guidance. Deferred policy acquisition costs in the financial guaranty business are comprised of those expenses that vary with, and are principally related to, the production of insurance premiums, including: commissions paid on reinsurance assumed, salaries and related costs of underwriting and marketing personnel, rating agency fees, premium taxes and certain other underwriting expenses, offset by commission income on premiums ceded to reinsurers. Acquisition costs are deferred and amortized over the period in which the related premiums are earned for each underwriting year. The estimation of installment-based premiums requires considerable judgment, and different assumptions could produce different results. We amortized $13.2 million, $27.7 million, and $16.7 million of deferred policy acquisition costs in our financial guaranty business during 2013, 2012 and 2011, respectively.

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
We are required to establish a valuation allowance against our deferred tax asset (“DTA”) when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance. Our assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether such DTA will be realized in future periods. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. In making this assessment, the primary negative evidence that we considered are our cumulative losses in recent years and the continued uncertainty around our future results. We also considered positive evidence when assessing the need for a valuation allowance, such as future reversals of existing taxable temporary differences, future projections of taxable income, taxable income within the applicable carryback periods and potential tax planning strategies. In assessing our need for a valuation allowance, the weight assigned to the effect of both negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified.
Given the impact on our pretax results of net gains or losses from our derivative transactions and investment portfolio, and the continued uncertainty around our ability to rely on short-term financial projections, which directly affects our ability to estimate an effective tax rate for the full year, we booked our income tax expense (benefit) for interim periods based on actual results of operations.
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
Cash and Restricted Cash
Included in our restricted cash balances as of December 31, 2013 were: (1) funds for a mortgage insurance reserve policy held in escrow for any future duties, rights and liabilities; (2) funds held as collateral under our insurance trust agreements related to health care benefits; and (3) funds held in trust for the benefit of certain policyholders.
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
Investments
We group assets in our investment portfolio into one of three main categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investments in securities not classified as held to maturity or trading securities are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income (loss). Investments classified as trading securities are reported at fair value, with unrealized gains and losses reported as a separate component of income. Short-term investments consist of money market instruments, certificates of deposit (“CDs”) and highly liquid, interest-bearing instruments with an original maturity of three months or less at the time of purchase. Amortization of premium and accretion of discount are calculated principally using the interest method over the term of the investment. Realized gains and losses on investments are recognized using the specific identification method. See Note 5 for further discussion on the fair value of investments.

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
We record an OTTI adjustment on a security if we intend to sell the impaired security, if it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis, or if the present value of cash flows we expect to collect is less than the amortized cost basis of the security. If a sale is likely, the security is classified as other-than-temporarily impaired and the full amount of the impairment is recognized as a loss in the statement of operations. Otherwise, losses on securities that are other-than-temporarily impaired are separated into: (i) the portion of loss that represents the credit loss; and (ii) the portion that is due to other factors. The credit loss portion is recognized as a loss in the statement of operations, while the loss due to other factors is recognized in accumulated other comprehensive income (loss), net of taxes. A credit loss is determined to exist if the present value of discounted cash flows expected to be collected from the security is less than the cost basis of the security. The present value of discounted cash flows is determined using the original yield of the security. In evaluating whether a decline in value is other-than-temporary, we consider several factors in addition to the above, including, but not limited to, the following:

•	the extent and the duration of the decline in value;

•	the reasons for the decline in value (e.g., credit event, interest related or market fluctuations); and

•	the financial position, access to capital and near term prospects of the issuer, including the current and future impact of any specific events.
Accounts and Notes Receivable
Accounts and notes receivable primarily consist of accrued premiums receivable due from our mortgage insurance and financial guaranty customers. Accounts and notes receivable are carried at their estimated collectible amounts, net of any allowance for doubtful accounts, and are periodically evaluated for collectability based on past payment history and current economic conditions.
Company-Owned Life Insurance
We are the beneficiary of insurance policies on the lives of certain of our current and past officers and employees. We have recognized the amount that could be realized upon surrender of the insurance policies in other assets in our consolidated balance sheets. At December 31, 2013 and 2012, the cash surrender value of company-owned life insurance totaled $78.4 million and $76.5 million, respectively.
Property and Equipment
Property and equipment is carried at cost, net of depreciation. For financial statement reporting purposes, computer hardware and software is depreciated over three years and furniture, fixtures and office equipment is depreciated over seven years. Leasehold improvements are depreciated over the lesser of the life of the asset improved or the remaining term of the lease. For income tax purposes, we use accelerated depreciation methods.
Accounting for Stock-Based Compensation
The stock-based compensation cost related to share-based liability awards is based on the fair value as of the measurement date. The compensation cost for equity instruments is measured based on the grant-date fair value at the date of issuance. Compensation cost is recognized over the periods that an employee provides service in exchange for the award. See Note 15 for further information.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Recent Accounting Pronouncements
In July 2013, the FASB issued an update to the accounting standard regarding income taxes. This update provides guidance concerning the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward (collectively, the “Carryforwards”) is available. This accounting standard requires an entity to net its liability related to unrecognized tax benefits against the related deferred tax assets for the Carryforwards. However, a separate presentation of the unrecognized tax benefit as a liability will be required when the Carryforwards are not available under the tax law of the applicable jurisdiction or when the Carryforwards would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. This update does not affect the recognition or measurement of uncertain tax positions and will not have a significant impact to our consolidated financial statements or disclosures. This update is effective for interim and annual reporting periods beginning after December 15, 2013.
In February 2013, the FASB issued an update to the accounting standard regarding comprehensive income, requiring additional information to be presented on the face of the financial statements or as separate disclosures. This update requires an entity to present the changes in each component of accumulated other comprehensive income. An entity is required to present certain amounts reclassified out of accumulated other comprehensive income to their respective lines items in net income, by component. Other reclassifications out of accumulated other comprehensive income are required to be cross-referenced to existing disclosures. We adopted this update effective January 1, 2013. In Note 12 we have presented the changes in the balances for each component of accumulated other comprehensive income as well as current period reclassifications out of accumulated other comprehensive income. This update impacted disclosures only and did not affect our consolidated financial position, earnings or cash flows.
In July 2012, the FASB issued a new accounting standard update that simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The update gives the option to first assess qualitative factors to determine if it is more likely than not that the carrying amount of an indefinite-lived intangible asset exceeds its fair value, in order to determine whether it is necessary to perform a quantitative valuation test. This update was effective for interim and annual reporting periods beginning on or after September 15, 2012. The adoption of this update did not have a significant impact on our financial position, results of operations or cash flows.
In June 2011, the FASB issued an update to the accounting standard regarding comprehensive income. This update affected the presentation of comprehensive income, but did not change the items that must be reported in other comprehensive income or the point in time an item of other comprehensive income must be reclassified to net income. The update requires the components of net income, other comprehensive income (“OCI”) and total comprehensive income to be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this update effective January 1, 2012, and elected to present two separate but consecutive statements.

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
In 2013, management determined that the allocation of our consolidated provision for taxes to the segments was no longer material to the evaluation of our business results. Therefore, financial information for our business segments is disclosed on a pretax basis because senior management uses pretax results in the allocation of resources and in assessing the performance of the segments.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Summarized financial information concerning our operating segments, as of and for the periods indicated, is as follows:

	December 31, 2013
(In thousands)	Mortgage Insurance	Financial Guaranty	Consolidated
Net premiums written—insurance	$950,998	$(10,181)	$940,817
Net premiums earned—insurance	$781,420	$49,474	$830,894
Net investment income	61,615	46,473	108,088
Net losses on investments	(93,821)	(55,899)	(149,720)
Net impairment losses recognized in earnings	—	(3)	(3)
Change in fair value of derivative instruments	635	(32,406)	(31,771)
Net losses on other financial instruments	(2,840)	(1,896)	(4,736)
Other income	6,024	211	6,235
Total revenues	753,033	5,954	758,987
Provision for losses	564,648	2,486	567,134
Change in PDR	(1,901)	—	(1,901)
Policy acquisition costs	28,485	13,179	41,664
Other operating expenses	236,959	47,569	284,528
Interest expense	17,995	56,623	74,618
Total expenses	846,186	119,857	966,043
Equity in net income of affiliates	—	1	1
Pretax loss	$(93,153)	$(113,902)	$(207,055)

Cash and investments	$2,683,467	$2,294,075	$4,977,542
Deferred policy acquisition costs	29,741	37,185	66,926
Total assets	3,120,904	2,500,787	5,621,691
Unearned premiums	567,072	201,799	768,871
Reserve for losses and LAE	2,164,353	21,068	2,185,421
VIE debt	2,845	91,800	94,645
Derivative liabilities	—	307,185	307,185

NIW (in millions)	$47,255

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2012
(In thousands)	Mortgage Insurance	Financial Guaranty	Consolidated
Net premiums written—insurance	$806,305	$(119,675)	$686,630
Net premiums earned—insurance	$702,385	$36,597	$738,982
Net investment income	63,191	51,146	114,337
Net gains on investments	103,666	81,222	184,888
Net impairment losses recognized in earnings	—	(3)	(3)
Change in fair value of derivative instruments	(330)	(143,695)	(144,025)
Net losses on other financial instruments	(3,491)	(78,778)	(82,269)
Gain on sale of affiliate	—	7,708	7,708
Other income	5,516	274	5,790
Total revenues	870,937	(45,529)	825,408
Provision for losses	921,507	37,664	959,171
Change in PDR	41	—	41
Policy acquisition costs	34,131	27,745	61,876
Other operating expenses	152,448	44,224	196,672
Interest expense	7,454	44,378	51,832
Total expenses	1,115,581	154,011	1,269,592
Equity in net loss of affiliates	—	(13)	(13)
Pretax loss	$(244,644)	$(199,553)	$(444,197)

Cash and investments	$3,118,153	$2,090,046	$5,208,199
Deferred policy acquisition costs	38,478	49,724	88,202
Total assets	3,575,427	2,327,773	5,903,200
Unearned premiums	382,413	266,269	648,682
Reserve for losses and LAE	3,083,608	66,328	3,149,936
VIE debt	9,875	98,983	108,858
Derivative liabilities	—	266,873	266,873

NIW (in millions)	$37,061

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2011
(In thousands)	Mortgage Insurance	Financial Guaranty	Consolidated
Net premiums written—insurance	$717,264	$(10,017)	$707,247
Net premiums earned—insurance	$680,895	$75,130	$756,025
Net investment income	93,678	69,842	163,520
Net gains on investments	126,205	75,972	202,177
Net impairment losses recognized in earnings	(1,202)	—	(1,202)
Change in fair value of derivative instruments	(632)	629,027	628,395
Net gains on other financial instruments	3,864	189,465	193,329
Other income	5,369	230	5,599
Total revenues	908,177	1,039,666	1,947,843
Provision for losses	1,293,857	2,664	1,296,521
Change in PDR	(7,092)	—	(7,092)
Policy acquisition costs	36,051	16,712	52,763
Other operating expenses	132,225	43,585	175,810
Interest expense	13,894	47,500	61,394
Total expenses	1,468,935	110,461	1,579,396
Equity in net income of affiliates	—	65	65
Pretax (loss) income	$(560,758)	$929,270	$368,512

Cash and investments	$3,210,279	$2,635,889	$5,846,168
Deferred policy acquisition costs	52,094	87,812	139,906
Total assets	3,470,103	3,186,662	6,656,765
Unearned premiums	233,446	403,926	637,372
Reserve for losses and LAE	3,247,900	63,002	3,310,902
VIE debt	9,450	218,790	228,240
Derivative liabilities	—	126,006	126,006

NIW (in millions)	$15,510
A reconciliation of segment pretax (loss) income to consolidated net (loss) income is as follows:

	Year Ended December 31,
	2013	2012	2011
(In thousands)
Mortgage Insurance pretax loss	$(93,153)	$(244,644)	$(560,758)
Financial Guaranty pretax (loss) income	(113,902)	(199,553)	929,270
Income tax (benefit) provision	(10,070)	7,271	66,362
Consolidated net (loss) income	$(196,985)	$(451,468)	$302,150

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Concentration of Risk
Net premiums earned attributable to foreign countries and long-lived assets located in foreign countries were immaterial for the periods presented.
As of December 31, 2013, California is the only state that accounted for more than 10% of our mortgage insurance business measured by primary RIF. California accounted for 13.7% of our mortgage insurance segment’s primary RIF at December 31, 2013, compared to 12.8% at December 31, 2012. California also accounted for 10.0% of our mortgage insurance segment’s pool RIF at December 31, 2013, compared to 10.4% at December 31, 2012. California accounted for 18.4% of our mortgage insurance segment’s direct primary NIW for the year ended December 31, 2013, compared to 17.1% and 15.3% for the years ended December 31, 2012 and 2011, respectively.
The largest single mortgage insurance customer (including branches and affiliates), measured by primary NIW, accounted for 5.8% of NIW during 2013, compared to 6.2% and 10.1% in 2012 and 2011, respectively. Earned premiums from one mortgage insurance customer exceeded 10% of our consolidated revenues in 2013, compared to the prior year, when earned premiums from two mortgage insurance customers both exceeded 10% of our consolidated revenues for the year.

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

	December 31,
(In thousands)	2013	2012
Balance Sheets
Derivative assets:
Financial Guaranty credit derivative assets	$6,323	$12,024
NIMS related and other	10,319	1,585
Total derivative assets	16,642	13,609
Derivative liabilities:
Financial Guaranty credit derivative liabilities	238,728	196,406
Financial Guaranty VIE derivative liabilities	68,457	70,467
Total derivative liabilities	307,185	266,873
Total derivative liabilities, net	$290,543	$253,264
The notional value of our derivative contracts at December 31, 2013 and 2012 was $12.3 billion and $19.2 billion, respectively.
The components of the (losses) gains included in change in fair value of derivative instruments are as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Statements of Operations
Net premiums earned—derivatives	$17,898	$28,693	$41,753
Financial Guaranty credit derivatives	(49,510)	(173,610)	597,969
Financial Guaranty VIE derivatives	(503)	1,189	(10,696)
NIMS related and other	344	(297)	(631)
Change in fair value of derivative instruments	$(31,771)	$(144,025)	$628,395

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The valuation of derivative instruments may result in significant volatility from period to period in gains and losses as reported on our consolidated statements of operations. Generally, these gains and losses result, in part, from changes in corporate credit or asset-backed spreads and changes in the market’s perception of the creditworthiness of any: (i) underlying corporate entities; (ii) assets underlying asset-backed securities (“ABS”); or (iii) primary obligors of obligations for which we provide second-to-pay credit protection. Additionally, when determining the fair value of our liabilities, we are required to incorporate into the fair value of those liabilities an adjustment that reflects our own non-performance risk, and consequently, changes in the market’s perception of our non-performance risk can also result in gains and losses on our derivative instruments. Any incurred gains or losses (which include any claim payments) on our financial guaranty contracts that are accounted for as derivatives are recognized as a change in fair value of derivative instruments. Because our fair value determinations for derivative and other financial instruments are based on assumptions and estimates that are inherently subject to risk and uncertainty, our fair value amounts could vary significantly from period to period. See Note 5 for information on our fair value of financial instruments.
 The following table shows selected information about our derivative contracts:

($ in thousands)	December 31, 2013
	Number of Contracts	Par/ Notional Exposure	Total Net Asset/ (Liability)
Product
Corporate CDOs	18	$7,337,838	$(1,361)
Non-Corporate CDOs and other derivative transactions:
Trust preferred securities (“TruPs”)	13	972,569	(43,881)
CDOs of commercial mortgage-backed securities (“CMBS”)	4	1,831,000	(67,777)
Other:
Structured finance	4	518,031	(80,326)
Public finance	21	1,276,115	(29,793)
Total Non-Corporate CDOs and other derivative transactions	42	4,597,715	(221,777)
Assumed financial guaranty credit derivatives:
Structured finance	26	159,693	(8,812)
Public finance	5	96,040	(455)
Total Assumed	31	255,733	(9,267)
Financial Guaranty VIE derivative liabilities (1)	1	78,135	(68,457)
Other (2)	1	—	10,319
Grand Total	93	$12,269,421	$(290,543)
________________

(1)
Represents the fair value of a CDS included in a VIE that we have consolidated. See Note 6 for more information on this transaction, the underlying reference securities and our maximum exposure to loss from this consolidated financial guaranty transaction. The assets in the VIE represent the only funds available to pay the CDS Counterparty for amounts due under the contract; therefore, the notional exposure presented for the CDS is limited to the current trust assets.

(2)	Represents derivative assets related to other purchased derivatives for which we do not have loss exposure that exceeds our net asset amount.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

5. Fair Value of Financial Instruments
The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2013:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$755.0	$402.9	$—	$1,157.9
State and municipal obligations	—	602.3	18.7	621.0
Money market instruments	672.6	—	—	672.6
Corporate bonds and notes	—	1,036.6	—	1,036.6
Residential mortgage-backed securities (“RMBS”)	—	560.4	—	560.4
CMBS	—	288.9	—	288.9
Other ABS	—	194.9	0.9	195.8
Foreign government and agency securities	—	40.7	—	40.7
Equity securities (1)	128.3	97.1	0.4	225.8
Other investments (2)	—	2.2	81.5	83.7
Total Investments at Fair Value (3)	1,555.9	3,226.0	101.5	4,883.4
Derivative assets	—	10.3	6.3	16.6
Other assets (4)	—	—	91.9	91.9
Total Assets at Fair Value	$1,555.9	$3,236.3	$199.7	$4,991.9

Derivative liabilities	$—	$—	$307.2	$307.2
VIE debt (5)	—	—	94.6	94.6
Total Liabilities at Fair Value	$—	$—	$401.8	$401.8
______________________

(1)
Comprising broadly diversified domestic equity mutual funds included within Level I and various preferred and common stocks invested across numerous companies and industries included within Levels II and III.

(2)
Comprising TruPs ($0.6 million) and short-term CDs ($1.6 million) included within Level II and lottery annuities ($0.3 million), TruPs ($0.2 million), and a guaranteed investment contract held by a consolidated VIE ($81.0 million) within Level III.

(3)
Does not include fixed-maturities held to maturity ($0.4 million) and certain other invested assets ($47.4 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.

(4)	Primarily comprising manufactured housing loan collateral related to two consolidated financial guaranty VIEs.

(5)	Comprising consolidated debt related to NIMS VIEs ($2.8 million) and amounts related to financial guaranty VIEs ($91.8 million).
At December 31, 2013, our total Level III assets were approximately 4.0% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value. Realized and unrealized gains and losses on Level III assets and liabilities in the rollforward represent gains and losses for the periods in which they were classified as Level III.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2012:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$137.8	$433.8	$—	$571.6
State and municipal obligations	—	669.0	19.0	688.0
Money market instruments	638.0	—	—	638.0
Corporate bonds and notes	—	1,373.6	—	1,373.6
RMBS	—	663.4	—	663.4
CMBS	—	237.3	—	237.3
Other ABS	—	252.4	1.7	254.1
Foreign government and agency securities	—	117.7	—	117.7
Hybrid securities	—	211.9	—	211.9
Equity securities (1)	98.9	166.0	1.0	265.9
Other investments (2)	—	2.5	79.0	81.5
Total Investments at Fair Value (3)	874.7	4,127.6	100.7	5,103.0
Derivative assets	—	—	13.6	13.6
Other assets (4)	—	—	99.2	99.2
Total Assets at Fair Value	$874.7	$4,127.6	$213.5	$5,215.8

Derivative liabilities	$—	$—	$266.9	$266.9
VIE debt (5)	—	—	108.9	108.9
Total Liabilities at Fair Value	$—	$—	$375.8	$375.8
______________________

(1)
Comprising broadly diversified domestic equity mutual funds included within Level I and various preferred and common stocks invested across numerous companies and industries included within Levels II and III.

(2)
Comprising TruPs ($0.9 million) and short-term CDs ($1.6 million ) included within Level II and lottery annuities ($1.0 million) and guaranteed investment contract held by a consolidated VIE ($78.0 million) within Level III.

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
At December 31, 2012, our total Level III assets approximated 4.1% of total assets measured at fair value and our total Level III liabilities accounted for 100% of total liabilities measured at fair value. Realized and unrealized gains and losses on Level III assets and liabilities in the rollforward represent gains and losses for the periods in which they were classified as Level III.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following are descriptions of our valuation methodologies for financial assets and liabilities measured at fair value.
Investments
We are responsible for the determination of the value of all investments carried at fair value and the supporting methodologies and assumptions. To assist us in this responsibility, we utilize independent third-party valuation service providers to gather, analyze and interpret market information and estimate fair values based upon relevant methodologies and assumptions for various asset classes and individual securities. We perform monthly quantitative and qualitative analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. Our analysis includes: (i) a review of the methodology used by third-party pricing services; (ii) a comparison of pricing services’ valuations to other independent sources; (iii) a review of month-to-month price fluctuations; and (iv) a comparison of actual purchase and sale transactions with valuations received from third parties. These processes are designed to ensure that our investment values are accurately recorded, that the data inputs and valuation techniques utilized are appropriate and consistently applied and that the assumptions are reasonable and consistent with the objective of determining fair value.
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
RMBS, CMBS, and Other ABS—The fair value of these instruments is estimated based on prices of comparable securities and spreads and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable. The fair value of any Level III securities is generally estimated by discounting estimated future cash flows.
Foreign government and agency securities—The fair value of foreign government and agency securities is estimated using observed market yields used to create a maturity curve and observed credit spreads from market makers and broker-dealers. These securities are categorized in Level II of the fair value hierarchy.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

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
The following table quantifies the impact of our non-performance risk on our derivative assets and liabilities (in aggregate by type) and VIE liabilities presented in our consolidated balance sheets. Radian Group’s five-year CDS spread is presented as an illustration of the market’s view of our non-performance risk; the CDS spread actually used in the valuation of specific fair value liabilities is typically based on the estimated remaining term of the instrument, rather than five years.

	December 31,
(In basis points)	2013	2012	2011	2010
Radian Group’s five-year CDS spread	323	913	2,732	465

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2013	Impact of Radian Non-Performance Risk December 31, 2013	Fair Value Liability Recorded December 31, 2013
Product
Corporate CDOs	$30.4	$29.0	$1.4
Non-Corporate CDO-related (1)	409.7	178.7	231.0
NIMS-related (2)	5.0	2.2	2.8
Total	$445.1	$209.9	$235.2

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2012	Impact of Radian Non-Performance Risk December 31, 2012	Fair Value (Asset)Liability Recorded December 31, 2012
Product
Corporate CDOs	$98.8	$101.6	$(2.8)
Non-Corporate CDO-related (1)	689.1	509.3	179.8
NIMS-related (2)	13.0	4.7	8.3
Total	$800.9	$615.6	$185.3
________________

(1)	Includes the net fair value liability recorded within derivative assets and derivative liabilities and the net fair value liabilities included in our consolidated VIEs.

(2)	Includes NIMS VIE debt and NIMS derivative assets.

Non-performance risk is commonly measured by default probability, with a credit spread tightening indicating a lesser probability of default. Radian Group’s five-year CDS spread at December 31, 2013 implies a market view that there is a 22.9% probability that Radian Group will default in the next five years as compared to an 47.7% implied probability of default at December 31, 2012. The cumulative impact on our derivative assets, derivative liabilities and VIE liabilities attributable to the market’s perception of our non-performance risk decreased by $405.7 million during 2013, as presented in the tables above. This decrease was in part due to the decrease in net derivative liabilities outstanding, as well as the market’s perception of the lower probability that Radian Group may default.
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
Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change primarily for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default; and (2) 88% of the aggregate net par outstanding of our corporate CDO transactions (as of December 31, 2013) provide our counterparties with an additional right to terminate these transactions that is currently exercisable at any time. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums based on our estimate of the probability of our counterparties exercising this termination right and the impact it would have on the remaining expected lifetime premium. We also cap the total estimated fair value of the contracts subject to termination such that none of these contracts are in a derivative asset position. As of December 31, 2013, 8% of the aggregate net par outstanding of our corporate CDO transactions was capped in this manner. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

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
For each referenced corporate entity in our corporate CDO transactions, the CDS spreads associated with the term of our transactions (“credit curve”) define the estimated expected loss for each entity (as applied in a market standard approach known as “risk neutral” modeling). The credit curves on individual referenced entities are generally observable. The expected cumulative loss for the portfolio of referenced entities associated with each of our transactions is the sum of the expected losses of these individual referenced entities. With respect to the correlation of losses across the underlying reference entities, two obligors belonging to the same industry or located in the same geographical region are assumed to have a higher probability of defaulting together (i.e., they are more correlated). An increase in the correlations between the referenced entities generally causes a higher expected loss for the portfolio associated with our transactions. The estimated correlation factors that we use are derived internally based on observable third-party inputs from historical data.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The amount of the non-performance risk adjustment is computed based, in part, on the expected claim payment by Radian. To estimate this expected payment, we first determine the expected claim payment of a typical market participant by using a risk-neutral modeling approach. A significant underlying assumption of the risk-neutral model approach that we use is that the typical fair premium amount is equal to the present value of expected claim payments from a typical market participant. Expected claim payments on a transaction are based on the expected loss on that transaction (also determined using the risk-neutral modeling approach). Radian’s expected claim payment is calculated based on the correlation between the default probability of the transaction and our default probability. The default probability of Radian is determined from the observed Radian Group CDS spread and the default probability of the transaction is determined as described above under “—Defining the Equivalent-Risk Tranche.” The present value of Radian’s expected claim payments is discounted using a risk-free interest rate, as the expected claim payments have already been risk-adjusted.
Our non-performance risk adjustment currently results in a material reduction of our typical fair premium amounts, which in turn has a positive impact on the fair value of these derivatives.
Non-Corporate CDOs and Other Derivative Transactions
Our non-corporate CDO transactions include our guaranty of TruPs CDOs, CDOs of CMBS and CDOs backed by other asset classes such as: (i) municipal securities; (ii) synthetic financial guarantees of ABS; and (iii) project finance transactions. The fair value of our non-corporate CDOs and other derivative transactions is calculated as the difference between the present value of the expected future contractual premiums and our estimate of the fair premium amount for these transactions. The present value of expected future contractual premiums is determined based on the methodology described above for corporate CDOs. As of December 31, 2013, 86% of the aggregate net par outstanding of our non-corporate CDO contracts provide our counterparties with the right to terminate these transactions that is exercisable at any time. We also cap the total estimated fair value of the contracts subject to termination such that none of these contracts are in a derivative asset position. As of December 31, 2013, 26% of the aggregate net par outstanding of our non-corporate CDO transactions was capped in this manner. In all other instances, we utilize internal models to estimate the fair premium amount as described below. These credit derivatives are categorized in Level III of the fair value hierarchy.
TruPs CDOs and TruPs-Related VIE Liabilities—Our TruPs transactions are CDS on CDOs where the collateral consists primarily of deeply subordinated securities issued by banks, insurance companies, real estate investment trusts and other financial institutions whose individual spreads are not observable. In each case, we provide credit protection on a specific tranche of each CDO. To determine fair value for these transactions, we use a discounted cash flow valuation approach that captures the credit characteristics of each transaction. We estimate projected claims based on our internal credit analysis, which is based on the current performance of each underlying reference obligation. The present value of the expected cash flows of the TruPs transaction is then determined using a discount rate derived from the observed market pricing for a TruPs transaction with similar characteristics. The present value of the insured cash flows is determined using a discount rate that is equal to our CDS rate plus a risk-free rate.
With respect to four insured TruPs transactions, our counterparties may require that we pay a liquidity claim for the outstanding par amount on the underlying TruPs bonds. For these transactions, an additional fair value adjustment is made. To calculate this adjustment, a probability that we will be required to pay a liquidity claim is assigned based on our internal cash flow projections. A discounted cash flow valuation is also performed for this scenario where we are required to pay a liquidity claim. The fair value is set equal to the probability weighted average of the valuations from two scenarios: one in which our counterparty pays a liquidity claim and one in which the claim is not paid.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

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
For each of the non-corporate CDOs and other derivative transactions discussed above, with the exception of our TruPs transactions that are valued using a discounted cash flow analysis, we make an adjustment to the fair premium amounts, as described above under “—Non-Performance Risk Adjustment on Corporate CDOs,” to incorporate our own non-performance risk. The non-performance risk adjustment associated with our TruPs transactions is incorporated in the fair value as described above; therefore, no separate adjustment is required. These credit derivatives are categorized in Level III of the fair value hierarchy.
Assumed Financial Guaranty Credit Derivatives
In making our determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of December 31, 2013 is based on the most recent available financial information, which is reported on a quarterly lag. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by the primaries from market data sources published by third parties (e.g., dealer spread tables for collateral similar to assets within the transactions being valued), as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the primaries’ valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for non-performance risk. The primaries’ models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the primaries’
valuations by: (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) analyzing and discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.
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
The assets and VIE debt related to these transactions are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from these transactions is $109.3 million; however, we do not currently expect to pay any claims related to these two VIEs. At December 31, 2013, we recorded $91.9 million of other assets, $91.8 million of VIE debt and $0.1 million of other liabilities associated with these two VIEs.

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

The following is a rollforward of Level III assets and liabilities measured at fair value for the year ended December 31, 2013:

(In millions)	Beginning Balance at January 1, 2013	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at December 31, 2013
Investments:
State and municipal obligations	$19.0	$1.1	$—	$—	$—	$1.4	$—	$18.7
Corporate bonds and notes	—	(0.1)	2.7	—	—	—	(2.6)	—
CMBS	—	—	3.1	3.1	—	—	—	—
Other ABS	1.7	—	—	—	—	0.8	—	0.9
Equity securities	1.0	—	—	0.6	—	—	—	0.4
Other investments	79.0	1.2	1.7	0.1	—	0.5	0.2	81.5
Total Level III Investments	100.7	2.2	7.5	3.8	—	2.7	(2.4)	101.5
NIMS derivative assets	1.6	0.6	—	—	—	2.2	—	—
Other assets	99.2	15.2	—	—	—	22.5	—	91.9
Total Level III Assets	$201.5	$18.0	$7.5	$3.8	$—	$27.4	$(2.4)	$193.4

Derivative liabilities, net	$254.9	$(29.6)	$—	$—	$—	$(16.4)	$—	$300.9
VIE debt	108.9	(12.3)	—	—	—	26.6	—	94.6
Total Level III Liabilities, net	$363.8	$(41.9)	$—	$—	$—	$10.2	$—	$395.5
______________________

(1)
Includes unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2013 as follows: $1.2 million for investments, $5.8 million for other assets, $(47.4) million for derivative liabilities and $(8.5) million for VIE debt.

(2)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the year ended December 31, 2012:

(In millions)	Beginning Balance at January 1, 2012	Realized and Unrealized Gains(Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at December 31, 2012
Investments:
State and municipal obligations	$62.5	$(3.4)	$—	$—	$—	$12.3	$(27.8)	$19.0
RMBS	45.5	6.1	—	—	—	51.6	—	—
CMBS	35.4	(11.4)	—	—	—	24.0	—	—
CDO	5.5	0.8	—	—	—	6.3	—	—
Other ABS	2.9	0.8	5.2	—	—	4.6	(2.6)	1.7
Hybrid securities	4.8	0.1	0.1	4.9	—	—	(0.1)	—
Equity securities	0.8	0.1	—	0.6	—	—	0.7	1.0
Other investments	6.8	2.5	76.3	0.6	—	6.0	—	79.0
Total Level III Investments	164.2	(4.4)	81.6	6.1	—	104.8	(29.8)	100.7
NIMS derivative assets	1.6	(0.3)	0.3	—	—	—	—	1.6
Other assets	104.0	20.3	—	—	—	25.1	—	99.2
Total Level III Assets	$269.8	$15.6	$81.9	$6.1	$—	$129.9	$(29.8)	$201.5

Derivative liabilities, net	$110.6	$(143.7)	$—	$—	$—	$(0.6)	$—	$254.9
VIE debt	228.2	(115.3)	—	—	—	234.6	—	108.9
Total Level III Liabilities, net	$338.8	$(259.0)	$—	$—	$—	$234.0	$—	$363.8
______________

(1)
Includes unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2012 as follows: $1.4 million for investments, $9.5 million for other assets, $(189.7) million for derivative liabilities and $(16.0) million for VIE debt.

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
There were no investment transfers between Level I and Level II for the years ended December 31, 2013 or 2012.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following table summarizes the significant unobservable inputs used in our recurring Level III fair value measurements as of December 31, 2013:

(In millions)	Fair Value Net Asset (Liability) December 31, 2013 (1)	Valuation Technique	Unobservable Input	Range/ Weighted Average
Level III Assets/Liabilities:
State and municipal obligations	$18.7	Discounted cash flow	Discount rate			12.3%
			Expected loss			11.1%
Other investments	81.0	Discounted cash flow	Discount rate			1.2%
Corporate CDOs	(1.4)	Base correlation model	Radian correlation to corporate index			85.0%
			Average credit spread	0.1%	-	0.9%
			Own credit spread (2)	0.8%	-	4.3%
CDOs of CMBS	(67.8)	Discounted cash flow	Radian correlation to CMBS transaction index	72.0%	-	85.0%
			Own credit spread (2)	0.8%	-	4.3%
TruPs CDOs	(43.9)	Discounted cash flow	Principal recovery			75.0%
			Principal recovery (stressed)			65.0%
			Probability of conditional liquidity payment	1.1%	-	12.4%
			Own credit spread (2)	0.8%	-	4.3%
TruPs - related VIE	(68.4)	Discounted cash flow	Discount rate			13.1%
Other non-corporate CDOs and derivative transactions	(119.4)	Risk-based model	Average life (in years)	<1	-	20
			Own credit spread (2)	0.8%	-	4.3%
NIMS VIE	(2.8)	Discounted cash flow	NIMS credit spread			43.8%
			Own credit spread			7.9%
________________

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
________________

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
For our CDO of CMBS transactions, we use the CMBX index that most directly correlates to our transaction with respect to vintage and credit rating and then we estimate losses by applying a correlation factor. Because we have more exposure to senior tranches, an increase in this factor generally increases the expected loss for our transactions and therefore, increases our related liability.
For our TruPs CDOs, the performance of each underlying reference obligation is measured by a standard and distressed pricing, which indicates the expected principal recovery. An increase in the standard and stressed principal recovery decreases the loss severity of the transaction, and therefore, in isolation, decreases the related liability. For those transactions where we may be required to pay a “liquidity claim,” we also assign these transactions a probability that we will be required to pay such claim, which generally would increase our related liability. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial Guaranty” for additional information regarding the potential payment of a liquidity claim.
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
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our consolidated balance sheets were as follows as of the dates indicated:

	December 31, 2013			December 31, 2012
(In millions)	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
Assets:
Fixed-maturities held to maturity	$0.4	$0.4	(1)	$0.7	$0.7	(1)
Other invested assets	47.4	54.3	(1)	48.7	57.4	(1)
Liabilities:
Long-term debt	930.1	1,502.7	(1)	663.6	704.8	(1)
Non-derivative financial guaranty liabilities	144.7	189.1	(2)	232.9	308.1	(2)
______________________

(1)	These estimated fair values would be classified in Level II of the fair value hierarchy.

(2)	These estimated fair values would be classified in Level III of the fair value hierarchy.

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
Long-Term Debt—The carrying amount of long-term debt is net of the equity component of our convertible notes, which is accounted for under the accounting standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The fair value is estimated based on the quoted market prices for the same or similar issues. See Note 11 for further information.
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
Our ability to accurately estimate the fair value of our non-derivative financial guarantees is limited. There are no observable market data points as a result of the disruption in the credit markets. These factors have significantly limited our ability to write new financial guaranty business, except in limited circumstances. We believe that in the absence of a principal market, our estimate of fair value described above in a hypothetical market provides the most relevant information with respect to fair value estimates given the information currently available to us. Due to the volume and geographic diversification of our financial guaranty exposures, in the future we may need to consider other key variables that may influence the fair value estimates. Variables not currently incorporated into our current fair value estimate of non-derivative financial guarantees include the credit spreads of the underlying insured obligations, the underlying ratings of those insured obligations and assumptions about current financial guaranty premium levels relative to the underlying insured obligations’ credit spreads.
The carrying value of our non-derivative financial guaranty liabilities consists of unearned premiums, premiums receivable, deferred policy acquisition costs and reserve for losses and LAE as reported on our consolidated balance sheets.

6. VIEs
Our interests in VIEs for which we are not the primary beneficiary may be accounted for as insurance or reinsurance contracts or credit derivatives, depending on the nature of the transaction. For insurance and reinsurance contracts, we record reserves for losses and LAE, and for credit derivatives, we record cumulative changes in fair value as a derivative asset or liability.
As of December 31, 2013, we have determined that we are the primary beneficiary of our NIMS transactions and certain financial guaranty structured finance transactions. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer or, in some cases, the right to direct the sale of the VIE assets. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value. In certain instances, the operating results of the consolidated VIE may generate taxable income or loss. The following discussion relates to our consolidated and unconsolidated VIEs.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Financial Guaranty Insurance Contracts
In continually assessing our involvement with VIEs, we consider certain events such as the VIE’s failure to meet certain contractual conditions, including performance tests and triggers, servicer termination events and events of default that may, should they occur, provide us with additional control rights over the VIE for a limited number of our transactions. The occurrence of these events would cause us to reassess our initial determination that we are not the primary beneficiary of a VIE. In addition, changes to its governance structure that would allow us to direct the activities of a VIE or our acquisition of additional financial interests in the VIE, would also cause us to reassess our determination that we are not the primary beneficiary of a VIE. Many of our financial guaranty contracts provide us with substantial control rights over the activities of VIEs upon the occurrence of default or other performance triggers described above. Therefore, additional VIEs may be consolidated by us if these events were to occur. Prior to the occurrence of these contingent conditions, another party (typically the collateral manager, servicer or equity holder) involved with the transaction holds the power to manage the VIE’s assets and to impact the economic performance of the VIE, without our ability to control or direct such powers.
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
For GAAP accounting purposes, we evaluated the LPV to determine if we would be considered the primary beneficiary of this VIE. We have the obligation to absorb the majority of the VIE’s losses and the right to receive the majority of any remaining funds through our residual interest agreement. In addition, we have the ability to impact the activities of the VIE in certain limited ways that could impact the economic performance of this VIE. As a result of these obligations and rights, we concluded that we are the primary beneficiary of the VIE. The consolidated assets of the LPV primarily consist of a guaranteed investment contract, which is included in other invested assets. This investment contract would be used to settle any obligations of this VIE under the Residual CDS. The Residual CDS represents the liability of the VIE, for which the Counterparty does not have recourse to our general credit for this consolidated liability. The Residual CDS held by the LPV is carried at fair value and we have also elected to carry the investments at fair value.
We also consolidate the assets and liabilities associated with two other financial guaranty structured finance transactions. In these transactions, we provide guarantees for VIEs that own manufactured housing loans. Due to the contractual provisions that allow us to replace and appoint the servicer who manages the collateral underlying the assets of the transactions, we concluded that we have the power to direct the activities of these VIEs. In addition, as the guarantor of certain classes of debt issued by these VIEs, we have the obligation to absorb losses that could be significant to these VIEs. The assets of these VIEs may only be used to settle the obligations of the VIEs; however, due to the nature of our guarantees, creditors have recourse to our general credit as it relates to the VIE debt. Due to the seniority of the bonds we insure in these transactions, we do not expect to incur a loss from our involvement with these two VIEs; as such, we did not have a net liability recorded for these transactions as of December 31, 2013 and do not expect to pay any losses.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following tables provide a summary of our maximum exposure to losses, and the financial impact on our consolidated balance sheets, our consolidated statements of operations and our consolidated statements of cash flows as of and for the periods indicated, as it relates to our consolidated and unconsolidated financial guaranty insurance contracts and credit derivative VIEs:

	Consolidated		Unconsolidated
	December 31,		December 31,
(In thousands)	2013	2012	2013	2012
Balance Sheet:
Other invested assets	$81,000	$78,006	$—	$—
Derivative assets	—	—	—	3,201
Premiums receivable	—	—	2,211	2,859
Other assets	92,023	99,337	—	—
Unearned premiums	—	—	1,872	2,513
Reserve for losses and LAE	—	—	14,094	14,376
Derivative liabilities	68,457	70,467	220,633	175,781
VIE debt—at fair value	91,800	98,983	—	—
Other liabilities	254	366	—	—

Maximum exposure (1)	121,628	120,939	4,578,784	5,096,718
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

	Consolidated			Unconsolidated
	Year Ended December 31,			Year Ended December 31,
(In thousands)	2013	2012	2011	2013	2012	2011
Statement of Operations:
Premiums earned	$—	$—	$—	$1,203	$2,087	$2,648
Net investment income	1,786	3,362	8,696	—	—	—
Net gain (loss) on investments	1,208	(1,205)	14,746	—	—	—
Change in fair value of derivative instruments—(loss) gain	(503)	1,189	(10,696)	(43,553)	(168,255)	511,202
Net gain (loss) on other financial instruments	4,435	(90,071)	155,507	—	—	—
Provision for losses—increase (decrease)	—	—	—	25	5,930	(6,015)
Other operating expenses	1,940	2,332	3,090	—	—	—

Net Cash Inflow (Outflow)	438	(134,509)	823	5,443	(68,990)	7,620

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

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
Our net cash outflow related to NIMS during 2013 was primarily related to a claim payment on the maturity of one of our NIMS. This amount was partially offset by investment income on NIMS bonds that we hold. At December 31, 2013, we have one remaining NIMS transaction. Our net cash outflow during 2012 primarily related to claim payments. The following tables provide a summary of our maximum exposure to losses, and the financial impact on our consolidated balance sheets, our consolidated statements of operations and our consolidated statements of cash flows as of and for the periods indicated, as it relates to our consolidated NIMS VIEs:

	December 31,
(In thousands)	2013	2012
Balance Sheet:
Derivative assets	$—	$1,585
VIE debt—at fair value	2,845	9,875

Maximum exposure (1)	5,000	14,061
_______________

(1)
The difference between the carrying amounts of the net asset/liability position and maximum exposure related to VIEs is primarily due to the difference between the face amount of the obligation and the recorded fair values, which include an adjustment for our non-performance risk, as applicable.

	Year Ended December 31,
(In thousands)	2013	2012	2011
Statement of Operations:
Net investment income	$242	$528	$528
Change in fair value of derivative instruments—gain (loss)	636	(279)	(1,624)
Net (loss) gain on other financial instruments	(1,544)	(4,938)	4,420

Net Cash Outflow	(6,111)	(4,250)	(119,137)

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

7. Investments
Our held to maturity and available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	December 31, 2013
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities held to maturity:
State and municipal obligations	$358	$351	$—	$7
	$358	$351	$—	$7
Fixed-maturities available for sale:
U.S. government and agency securities	$8,939	$9,106	$224	$57
State and municipal obligations	26,489	25,946	26	569
Corporate bonds and notes	11,951	12,045	578	484
RMBS	72,665	73,115	450	—
Other investments	341	341	—	—
	$120,385	$120,553	$1,278	$1,110
Equity securities available for sale (1)	$78,106	$135,168	$57,062	$—
Total debt and equity securities	$198,849	$256,072	$58,340	$1,117
______________________

(1)
Comprising broadly diversified domestic equity mutual funds ($128.3 million fair value) and various preferred and common stocks invested across numerous companies and industries ($6.9 million fair value).

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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

	December 31,
(In thousands)	2013	2012
Trading securities:
U.S. government and agency securities	$393,815	$428,519
State and municipal obligations	595,070	669,975
Corporate bonds and notes	1,024,574	1,357,175
RMBS	487,239	663,307
CMBS	288,895	237,294
Other ABS	195,816	254,102
Foreign government and agency securities (1)	40,657	117,686
Hybrid securities	—	211,944
Equity securities	90,604	153,722
Other investments	759	898
Total	$3,117,429	$4,094,622
______________________

(1)
As of December 31, 2013 and 2012, our trading portfolio included no foreign sovereign or sub-sovereign (collectively, “Sovereign”) securities of the six European countries (Portugal, Ireland, Italy, Greece, Spain and Hungary) whose Sovereign obligations have been under particular stress due to economic uncertainty, potential restructuring and ratings downgrades or securities of any other countries under similar stress.

For trading securities that were still held at December 31, 2013 and 2012, we had net unrealized losses during 2013 and net unrealized gains during 2012 associated with those securities in the amount of $140.9 million and $29.8 million, respectively.
Net investment income consisted of:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Investment income:
Fixed-maturities	$101,851	$106,418	$155,183
Equity securities	10,843	10,136	11,559
Short-term investments	309	345	611
Other	3,749	5,261	4,017
Gross investment income	116,752	122,160	171,370
Investment expenses	(8,664)	(7,823)	(7,850)
Net investment income	$108,088	$114,337	$163,520

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Net realized and unrealized gains (losses) on investments consisted of:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net realized gains (losses):
Fixed-maturities held to maturity	$2	$37	$491
Fixed-maturities available for sale	1,314	3,556	(52,473)
Equities available for sale	349	5,070	6,228
Trading securities	14,215	224,000	121,393
Short-term investments	2	7	(1)
Other invested assets	8,841	375	—
Other gains	190	—	—
Net realized gains on investments	24,913	233,045	75,638
Unrealized (losses) gains on trading securities	(175,841)	(49,815)	126,539
Unrealized gains on other invested assets	1,208	1,658	—
Total (losses) gains on investments	$(149,720)	$184,888	$202,177
During 2011, we sold all of our interests in certain bonds held in our available for sale portfolio that were issued as part of securitizations collateralized by the Master Settlement Agreement among certain domestic tobacco manufacturers and 46 states and certain territories, realizing a loss on the sale of $53.7 million on proceeds received of $94.3 million. Although we expected the present value of cash flows ultimately to be collected from each security to be sufficient to recover our amortized cost basis, we concluded that the risk profile of these bonds no longer suited our current portfolio objectives, and as a result, changed our prior intent to hold these bonds until maturity and instead disposed of these securities during 2011.
For the years ended December 31, 2013, 2012 and 2011, we did not sell or transfer any fixed-maturity investments classified as held to maturity. For the years ended December 31, 2013 and 2012, we did not transfer any securities from the available for sale or trading categories.
The sources of our proceeds and related investment gains (losses) on our available for sale securities are as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Fixed-maturities available for sale:
Proceeds received from redemptions	$9,269	$5,909	$32,214
Proceeds received from sales	22,248	79,535	136,217
Gross investment gains from sales and redemptions	1,455	4,081	1,577
Gross investment losses from sales and redemptions	(141)	(525)	(54,050)
Equities available for sale:
Proceeds received from sales and redemptions	10,503	31,234	52,014
Gross investment gains from sales and redemptions	349	5,070	6,238
Gross investment losses from sales and redemptions	—	—	(10)

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The change in unrealized gains (losses) recorded in accumulated other comprehensive income (loss) consisted of the following:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Fixed-maturities:
Unrealized holding gains arising during the period, net of tax	$173	$4,415	$11,328
Less reclassification adjustment for net gains (losses) included in net (loss) income, net of tax	1,152	5,750	(34,697)
Net unrealized (losses) gains on investments, net of tax	$(979)	$(1,335)	$46,025
Equities:
Unrealized holding gains (losses) arising during the period, net of tax	$21,796	$9,717	$(3,928)
Less reclassification adjustment for net (losses) gains included in net (loss) income, net of tax	(273)	3,522	2,769
Net unrealized gains (losses) on investments, net of tax	$22,069	$6,195	$(6,697)
The following tables show the gross unrealized losses and fair value of our securities deemed “available for sale” and “held to maturity,” aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

December 31, 2013: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	1	$5,401	$57	—	$—	$—	1	$5,401	$57
State and municipal obligations	4	14,502	42	2	5,514	534	6	20,016	576
Corporate bonds and notes	—	—	—	2	2,966	484	2	2,966	484
Total	5	$19,903	$99	4	$8,480	$1,018	9	$28,383	$1,117

December 31, 2012: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	—	$—	$—	2	$6,004	$49	2	$6,004	$49
Corporate bonds and notes	—	—	—	6	5,329	359	6	5,329	359
RMBS	1	31	2	—	—	—	1	31	2
Total	1	$31	$2	8	$11,333	$408	9	$11,364	$410
During 2013 and 2012, there was an immaterial amount of credit losses recognized in earnings and in 2011, there were no credit losses recognized in earnings.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

We have securities in an unrealized loss position that we did not consider to be other-than-temporarily impaired as of December 31, 2013. For all investment categories, the unrealized losses of 12 months or greater duration as of December 31, 2013, were generally caused by interest rate or credit spread movements since the purchase date. As of December 31, 2013, we expected the present value of cash flows to be collected from these securities to be sufficient to recover the amortized cost basis of these securities. As of December 31, 2013, we did not have the intent to sell any debt securities in an unrealized loss position and we determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis, which may be at maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at December 31, 2013.
The contractual maturities of fixed-maturity investments are as follows:

	December 31, 2013
	Held to Maturity		Available for Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less (1)	$50	$50	$3,577	$3,168
Due after one year through five years (1)	—	—	15,127	15,262
Due after five years through ten years (1)	—	—	4,700	4,683
Due after ten years (1)	308	301	24,316	24,325
RMBS (2)	—	—	72,665	73,115
Total	$358	$351	$120,385	$120,553
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS are shown separately, as they are not due at a single maturity date.
At December 31, 2013, investments in any person and its affiliates that exceeded 10% of our total stockholders’ equity were as follows:

	December 31, 2013
(In thousands) Name	Equity Securities AFS	Trading Securities	Short-Term Investments	Total
Northern Institutional Treasury Portfolio	$—	$—	$399,559	$399,559
Vanguard Institutional Index Fund	128,286	—	—	128,286
State of Illinois	—	103,348	—	103,348
BlackRock Liquidity Funds T-Fund Portfolio Money Market	—	—	100,980	100,980
Federated Treasury Obligations Fund	—	—	99,450	99,450
Total	$128,286	$103,348	$599,989	$831,623
As part of the Freddie Mac Agreement, Radian Guaranty deposited $205 million into a collateral account, currently invested primarily in trading securities, which is pledged to cover loss mitigation activity on the loans subject to the agreement. A portion of the funds deposited may be released to Radian Guaranty over time. See Note 9 for further information.
Securities on deposit with various state insurance commissioners amounted to $17.0 million and $18.0 million at December 31, 2013 and 2012, respectively. We also had $317.1 million and $172.6 million (book value) of securities pledged as collateral in accordance with various reinsurance agreements at December 31, 2013 and 2012, respectively.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

8. Reinsurance
In our mortgage insurance business, we have used reinsurance as a risk management tool to manage Radian Guaranty’s regulatory risk-to-capital ratio and to comply with certain state requirements that limit the amount of risk a mortgage insurer may retain on a single loan to 25% of the total loan amount. See Note 14 for information regarding statutory capital requirements for our insurance subsidiaries. We have primarily used reinsurance in our financial guaranty business to the extent necessary to comply with applicable single risk limits. Historically, our financial guaranty business has ceded an immaterial amount of its directly insured portfolio. However, in January 2012, as part of the Assured Transaction (discussed below), we ceded $1.8 billion of our financial guaranty direct public finance risk to Assured as a means of reducing our net par outstanding. As of December 31, 2013, approximately $1.1 billion of this ceded net par remains outstanding. Included in other assets are unearned premiums on risk that we have ceded of $74.7 million and $64.5 million at December 31, 2013 and 2012, respectively.
The effect of reinsurance on net premiums written and earned is as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net premiums written-insurance:
Direct	$1,033,421	$892,983	$755,758
Assumed	(11,183)	(88,991)	(11,162)
Ceded	(81,421)	(117,362)	(37,349)
Net premiums written-insurance	$940,817	$686,630	$707,247
Net premiums earned-insurance:
Direct	$890,487	$796,253	$762,428
Assumed	12,508	(3,571)	32,337
Ceded	(72,101)	(53,700)	(38,740)
Net premiums earned-insurance	$830,894	$738,982	$756,025
Financial Guaranty
In January 2013, pursuant to the FGIC Commutation, we commuted $822.2 million of financial guaranty net par outstanding that Financial Guaranty Insurance Company (“FGIC”) had ceded to us. This transaction reduced our net premiums written by $12.6 million and reduced our net premiums earned by $2.5 million in the first quarter of 2013.
In January 2012, Radian Asset Assurance entered into a transaction (the “Assured Transaction”) with subsidiaries of Assured Guaranty Ltd. (collectively “Assured”) that included the commutation of $13.8 billion of financial guaranty net par outstanding that Radian Asset Assurance had reinsured from Assured, and the cession of $1.8 billion of direct public finance business to Assured. As part of this transaction, we entered into an administrative services agreement with Assured for surveillance, risk management, claims administration and claims payment services in connection with the policies ceded. This transaction reduced our net premiums written by $119.8 million and reduced our net premiums earned by $22.2 million in the first quarter of 2012.
Mortgage Insurance
During the second quarter of 2012, Radian Guaranty entered into a quota share reinsurance (“QSR”) agreement with a third-party reinsurance provider (the “Initial QSR Transaction”). Through the Initial QSR Transaction, Radian Guaranty agreed to cede to the third-party reinsurance provider 20% of its NIW beginning with the business written in the fourth quarter of 2011 up to $1.6 billion of ceded RIF. As of December 31, 2013, RIF ceded under the Initial QSR Transaction was $1.3 billion. Radian Guaranty has the ability, at its option, to recapture two-thirds of the reinsurance ceded as part of this transaction on December 31, 2014, which would result in Radian Guaranty reassuming the related RIF in exchange for a payment of a predefined commutation amount from the reinsurer. We ceded that maximum amount permitted under the Initial QSR Transaction, and therefore, are no longer ceding NIW under this transaction.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following table shows the amounts related to the Initial QSR Transaction for the periods indicated:

	Year Ended December 31,
(In thousands)	2013	2012
Ceded premiums written	$23,047	$52,151
Ceded premiums earned	29,746	16,088
Ceding commissions written	5,762	13,038
In the fourth quarter of 2012, Radian Guaranty and the same third-party reinsurance provider entered into a second QSR agreement (the “Second QSR Transaction” and together with the Initial QSR Transaction, the “Reinsurance Transactions”). The limitation on ceded risk in this second transaction was $750 million initially and the parties have the ability to mutually increase the amount of ceded risk up to a maximum of $2 billion. As of December 31, 2013, RIF ceded under the Second QSR Transaction was $1.3 billion. The Second QSR Transaction also provides that, effective as of December 31, 2015, Radian Guaranty will have the ability, at its option (the “Commutation Option”), to recapture one-half of the reinsurance ceded with respect to conventional GSE loans, which would result in Radian Guaranty reassuming the related RIF in exchange for a payment of a predefined commutation amount from the reinsurer. Pursuant to the original terms of the Second QSR Transaction:

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

Effective April 1, 2013, Radian Guaranty amended the original terms of the Second QSR Transaction to reduce the percentage of all premiums and losses incurred on new business ceded to the reinsurer under this reinsurance agreement on a prospective basis from 20% to 5% with respect to NIW on conventional GSE loans.
The following table shows the amounts related to the Second QSR Transaction for the periods indicated:

	Year Ended December 31,
(In thousands)	2013	2012
Ceded premiums written	$40,225	$9,648
Ceded premiums earned	18,356	504
Ceding commissions written	14,079	3,377
Ceded losses to date under the Reinsurance Transactions have been immaterial.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

In most cases, the risk assumed by the reinsurance company was an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. During the financial crisis and downturn in the housing and related credit markets in which losses have increased significantly, most all captive reinsurance arrangements have attached, requiring our captive reinsurers to make payments to us. In all cases, the captive reinsurer established a trust to secure our potential cash recoveries. We generally are the sole beneficiary under these trusts, and therefore, have the ability to initiate disbursements under the trusts in accordance with the terms of our captive reinsurance agreements. All of our existing captive reinsurance arrangements are operating on a run-off basis, meaning that no new business is being placed in these captives.
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
As of December 31, 2013, we have received total cash reinsurance recoveries (including recoveries from terminations) from Smart Home and captive reinsurance arrangements of approximately $886.6 million since inception of these programs, with most of these recoveries coming from captive reinsurance arrangements. In some instances, we anticipate that the ultimate losses ceded to the captive reinsurers will be greater than the assets currently held by the segregated trusts established for each captive reinsurer. Recorded recoverables, however, are limited to the current trust balances. We expect that most of the actual cash recoveries from those captives that have not yet been terminated will be received over the next few years.
The reinsurance recoverable amounts on paid losses are considered to be financing receivables in accordance with the accounting standard regarding accounts receivable, which includes disclosure requirements regarding the credit quality of financing receivables and the allowance for credit losses. We do not record an allowance for credit losses on reinsurance recoverables, as the reinsurance recoverable amounts for both paid and unpaid losses are fully collateralized in the segregated trusts. Therefore, credit exposure is limited to the credit quality of investments held by the trust. Trust assets related to our captive arrangements are required to be invested in investment grade securities. As of December 31, 2013, the trust assets for these trust accounts consisted primarily of cash equivalents, money market investments and investment grade securities.
The following tables present information related to our captive transactions for the periods indicated:

	Year Ended December 31,
(In millions)	2013	2012
RIF ceded under captive reinsurance arrangements	$199.8	$275.0
Ceded losses recoverable related to captives	45.0	82.2

Approximately 42.8% of our total ceded losses recoverable at December 31, 2013 were related to two captive reinsurers.

	Year Ended December 31,
(In millions)	2013	2012	2011
Ceded premiums written related to captives	$17.8	$23.3	$28.6
Ceded premiums earned related to captives	17.9	23.4	28.8
Ceded recoveries, excluding amounts received upon terminations of captive reinsurance transactions	47.2	34.7	84.5

9. Losses and LAE
Our reserve for losses and LAE, as of the dates indicated, consisted of:

	December 31,
(In thousands)	2013	2012
Mortgage insurance reserves	$2,164,353	$3,083,608
Financial guaranty reserves	21,068	66,328
Total reserve for losses and LAE	$2,185,421	$3,149,936

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

See Note 10 for information regarding our financial guaranty claim liabilities.
The following table presents information relating to our mortgage insurance reserves for losses, including IBNR, and LAE for the periods indicated:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Mortgage Insurance
Balance at January 1	$3,083,608	$3,247,900	$3,524,971
Less reinsurance recoverables (1)	83,238	151,569	223,254
Balance at January 1, net of reinsurance recoverables	3,000,370	3,096,331	3,301,717
Add losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	584,174	899,511	1,127,079
Prior years	(19,526)	21,996	166,778
Total incurred	564,648	921,507	1,293,857
Deduct paid claims and LAE related to:
Current year (2)	31,399	12,503	39,642
Prior years	1,407,629	1,004,965	1,459,601
Total paid	1,439,028	1,017,468	1,499,243
Balance at end of period, net of reinsurance recoverables	2,125,990	3,000,370	3,096,331
Add reinsurance recoverables (1)	38,363	83,238	151,569
Balance at December 31	$2,164,353	$3,083,608	$3,247,900
_________________________

(1)	Related to ceded losses on captive reinsurance transactions, Smart Home and Reinsurance Transactions. See Note 8 for additional information.

(2)
Related to underlying defaulted loans with a most recent default notice dated in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

Our mortgage insurance loss reserves declined in 2013, primarily as a result of a decrease in our total inventory of defaults (due in large part to the Freddie Mac Agreement described below), and also because the volume of paid claims, cures and insurance rescissions and claim denials continued to outpace new default notices received. Total paid claims increased for 2013 from 2012, driven primarily by the $255 million payment made upon the closing of the Freddie Mac Agreement, and by greater efficiencies in our claims review process that has allowed us to pay valid claims more quickly than in previous periods. In addition to reserves established for new default notices, which were the primary driver of our total incurred loss for 2013, losses incurred in 2013 were also favorably impacted by reserve development on prior year defaults, as the initial loss of $22 million related to prior year defaults included in the Freddie Mac Agreement was more than offset by a benefit from claim curtailments and cures that was higher than previously estimated.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

In August 2013, Radian Guaranty entered into the Freddie Mac Agreement related to a group of 25,760 first-liens guaranteed by Freddie Mac that were insured by Radian Guaranty and were in default as of December 31, 2011. This transaction significantly impacted our financial position in 2013 by reducing our primary delinquent loan inventory and capping Radian Guaranty’s total exposure on the entire population of loans subject to the agreement to $840 million, leaving Radian Guaranty with no additional exposure to claims on these loans. The Freddie Mac Agreement provides for the future treatment of the loans subject to the terms of the agreement including claim payments, loss mitigation activity and insurance coverage, and eliminated Radian Guaranty’s claim exposure on 9,756 loans that were delinquent and 4,586 loans that were re-performing as of July 31, 2013. The remaining loans in the original population of 25,760 loans had been paid off, had resulted in a rescission or claim denial or had become a paid claim prior to July 31, 2013. The maximum exposure of $840 million is comprised of $625 million of claim payments (consisting of $370 million of claims previously paid on this population of loans prior to July 12, 2013, which is the measurement date for purposes of the transaction, and an additional $255 million paid at closing) and $215 million related to rescissions, denials, claim curtailments and cancellations (“Loss Mitigation Activity”) on these loans. At the closing, Radian Guaranty deposited $205 million into a collateral account to cover future Loss Mitigation Activity on these loans. The amount deposited in the collateral account represents $215 million, less $10 million of Loss Mitigation Activity that had become final in accordance with the Freddie Mac Agreement prior to the date the collateral account was established. The collateral account consists of investment securities and remains on our consolidated balance sheets as a result of the rights that Radian Guaranty has with respect to the funds. Subject to certain conditions in the Freddie Mac Agreement, amounts in the collateral account may be released to Radian Guaranty over time to the extent that Loss Mitigation Activity becomes final in accordance with the terms of the Freddie Mac Agreement. From the time the collateral account was established through December 31, 2013, approximately $6.0 million of additional Loss Mitigation Activity had become final in accordance with the Freddie Mac Agreement and $142.9 million of submitted claims had been rescinded, denied, curtailed or cancelled, but were not considered final in accordance with the Freddie Mac Agreement. If the amount of Loss Mitigation Activity that becomes final in accordance with the Freddie Mac Agreement after the collateral account was established does not accumulate to $205 million prior to termination of the Freddie Mac Agreement, then any remaining funds will be paid to Freddie Mac. Radian Guaranty will continue to administer all claims submitted with respect to these loans in accordance with the applicable insurance policy for these loans and in a manner consistent with its normal claims handling practices. The Freddie Mac Agreement will terminate upon the earliest to occur of: (1) August 29, 2017; (2) any time after August 29, 2015 if the amounts remaining in the collateral account are reduced to $0; or (3) any time after August 29, 2015 if Radian Guaranty exercises its early termination option to conclude the transactions under the Freddie Mac Agreement, by paying to Freddie Mac an amount equal to the initial collateral amount less the amount of Loss Mitigation Activity that had then become final under the terms of the agreement.
Our mortgage insurance loss reserves declined in 2012, primarily as a result of a decrease in our total inventory of defaults, as the volume of paid claims, cures and insurance rescissions and claim denials outpaced new default notices received. Total paid claims declined for 2012 from 2011, driven primarily by an increase in the number of claims received that we were reviewing for non-compliance with our insurance policies, which lengthened the claim resolution period and resulted in an increase in rescissions and denials, as well as by delays created by foreclosure slowdowns, servicer issues and loan modification programs. Reserves established for new default notices received in 2012 were the primary driver of our total incurred loss for 2012. The losses incurred in 2012 were also impacted by adverse reserve development on prior year defaults, primarily relating to the impact from the aging of underlying defaulted loans partially offset by higher actual insurance rescissions and claim denials than previously assumed in our loss reserve estimates. Our results for 2012 were also negatively impacted by a $46.8 million decrease in our estimated reinsurance recoverable from our Smart Home transactions resulting from lower claims paid and higher insurance rescissions and claim denials than were previously estimated.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Our aggregate weighted average default to claim rate assumption (net of denials and rescissions) used in estimating our reserve for losses was 47% at both December 31, 2013 and December 31, 2012. We develop our default to claim rate estimates on defaulted loans based on the age of the underlying defaulted loans, as measured by the number of monthly payments missed. As of December 31, 2013, our aggregate weighted average default to claim rate estimate on our total first-lien portfolio, net of estimated future denials and rescissions and excluding pending claims, was 39% and ranged from 20% for insured loans that had missed two to three monthly payments, to 48% for such loans that had missed 12 or more monthly payments. Our estimate of expected insurance rescissions and claim denials (net of expected reinstatements) embedded in our default to claim rate is generally based on our experience over the past year, with consideration given for differences in characteristics between those rescinded policies and denied claims and the loans remaining in our defaulted inventory.
Our estimates of future rescissions and denials remain elevated compared to levels experienced before 2009. The elevated levels of our rate of insurance rescissions and claim denials have reduced our paid losses and have resulted in a significant reduction in our loss reserves. Our estimate of net future rescissions and denials reduced our loss reserves as of December 31, 2013 and 2012 by approximately $247 million and $455 million, respectively. Conversely, our estimate of future reinstatements of previously rescinded policies and denied claims, which are primarily reflected in our IBNR reserve estimate, increased our loss reserves as of December 31, 2013 and 2012 by approximately $283.0 million and $303.0 million, respectively. The amount of estimated rescissions and denials incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of rescissions and denials on future claims, but also the volume and attributes of our defaulted insured loans, our estimated default to claim rate and our estimated claim severity, among other assumptions. Although we expect the amount of estimated rescissions and denials embedded within our reserve analysis to remain elevated as compared to levels before 2009, we expect them to continue to decrease over time, as the defaults related to our legacy portfolio decline as a proportion of our total default portfolio and as we realize the results through actual rescissions and denials, or the commutations of insured loans. In the event that we experience a more rapid than expected decrease in the level of future insurance rescissions and claim denials from the current levels, it could have a material adverse effect on our paid losses and loss reserves.
Our reported rescission, denial and claim curtailment activity in any given period is subject to challenge by our lender and servicer customers. We expect that a large number of previously denied claims will be resubmitted with the required documentation and ultimately paid; therefore, we have considered this expectation in developing our IBNR reserve estimate. This IBNR estimate was $281.9 million and $323.0 million at December 31, 2013 and 2012, respectively. For 2013, our IBNR estimate of $281.9 million includes an estimate of future reinstatements of previously denied claims, rescinded policies and curtailments of $162.1 million, $83.7 million and $14.9 million, respectively. These reserves relate to $305.8 million of claims that were denied within the preceding 12 months, $417.4 million of policies rescinded within the preceding 24 months, and $72.4 million of claim curtailments within the preceding 24 months, as well as additional denials and rescissions that were denied or rescinded in earlier periods but remain the subject of discussion with certain of our lender and servicer customers.
The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied, for the periods indicated, net of any reinstatements of previously rescinded policies or denied claims within each period:

	Year Ended December 31,
(In millions)	2013	2012	2011
Rescissions	$81.2	$279.3	$474.2
Denials	171.7	539.4	170.9
Total first-lien claims submitted for payment that were rescinded or denied (1)	$252.9	$818.7	$645.1
______________________

(1)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Generally, we estimate our claim liability related to the potential future reinstatement of these previously rescinded policies and denied claims by estimating an initial gross reinstatement rate at the time of denial or rescission, which then declines over a 12- or 24-month timeframe. As of December 31, 2013, for previously denied claims, this initial gross reinstatement assumption begins at approximately 60% and declines to 0% after 12 months, while for previously rescinded policies, the initial assumed reinstatement rate begins at approximately 20% and declines to 0% after 24 months. Our IBNR reserve estimate also includes the projected potential impact from future estimated rescissions on reinstated denials. Therefore, at any particular point in time, our IBNR reserve estimate with respect to previously rescinded policies or denied claims is affected not only by our initial reinstatement assumption, but also by the length of time since the denial or rescission, our estimated likelihood of such reinstatements resulting in a paid claim, and the expected claim curtailments on such paid claims, as well as the potential outcome of any discussions with our lender and servicer customers regarding such rescissions or denials.
We also accrue for the premiums that we expect to refund to our lender customers in connection with our estimated insurance rescission activity. Our accrued liability for such refunds, which is included within other liabilities on our consolidated balance sheets, was $17.0 million and $48.0 million as of December 31, 2013 and 2012, respectively.
We considered the sensitivity of first-lien loss reserve estimates at December 31, 2013 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 28% of unpaid principal balance at December 31, 2013), we estimated that our loss reserves would change by approximately $57 million at December 31, 2013. For every one percentage point change in pool claim severity (which we estimate to be 45% of unpaid principal balance at December 31, 2013), we estimated that our loss reserves would change by approximately $3 million at December 31, 2013. For every one percentage point change in our overall net default to claim rate (which we estimate to be 47% at December 31, 2013, including our assumptions related to rescissions and denials), we estimated a $36 million change in our loss reserves at December 31, 2013.
The following table shows our mortgage insurance reserve for losses and LAE by category at the end of each period indicated:

	Year Ended December 31,
(In thousands)	2013	2012
Reserves for losses by category:
Prime	$937,307	$1,508,140
Alt-A	384,841	490,728
A minus and below	215,545	314,068
IBNR and other	347,698	289,032
LAE	51,245	64,252
Reinsurance recoverable (1)	38,363	83,238
Total primary reserves	1,974,999	2,749,458
Pool	169,682	281,937
IBNR and other	8,938	34,000
LAE	5,439	7,466
Total pool reserves	184,059	323,403
Total first-lien reserves	2,159,058	3,072,861
Second-lien and other (2)	5,295	10,747
Total reserve for losses	$2,164,353	$3,083,608
______________________

(1)	Primarily represents ceded losses on captive transactions and Smart Home (for 2012).

(2)	Does not include second-lien premium deficiency reserve.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

10. Financial Guaranty Insurance Contracts
The financial guaranty risk management function is structured by area of expertise and includes the following areas: risk analytics, public finance, structured finance and portfolio management.
Our public finance and structured finance groups utilize several tools to monitor our directly insured portfolio. We generally require, for each of our directly insured transactions, the delivery of periodic financial information, including covenant compliance reports that are reviewed by the risk manager assigned to the particular credit. For substantially all of our direct public finance credits, each risk manager prepares regular written surveillance summaries for each credit that contain financial analysis of the credits. For our larger direct credits and for those credits for which our initial analysis indicates that a more comprehensive review is warranted, the risk manager prepares a more detailed surveillance report that includes additional financial analysis, together with the manager’s reassessment of the internal rating for the transaction. For our directly insured corporate CDO, TruPs CDO, CMBS CDO and direct RMBS transactions, we perform quarterly stress analyses and we update our financial analysis on our TruPs CDO and CMBS CDO transactions at least quarterly. We monitor not only the nominal exposure for each obligor for which we provide protection in our corporate CDO transactions, but also risk-adjusted measures, taking into account, among other factors, our assessment of the relative risk that would be represented by direct exposure to the particular obligor and the remaining subordination in the transactions in which we are exposed to a particular obligor.
Upon continued performance deterioration, we may conduct additional or more frequent reviews of a credit, downgrade the internal credit rating for a credit, or if appropriate, move the credit to the financial guaranty “watch list.” All amendments, consents and waivers related to a transaction are also reviewed and evaluated by the appropriate risk manager. In addition to individual credit analysis, the risk management department is responsible for following economic, environmental and regulatory trends and for determining their potential impact on our insured portfolio.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Our financial guaranty business has a Watch and Reserve Committee that meets at least quarterly to review under-performing credits and establish reserves for transactions. The Watch and Reserve Committee is chaired by the head of the portfolio management group and includes senior management, credit, legal and finance personnel from both the financial guaranty business and Radian Group. Radian Group’s Board of Directors (the “Board”) has formed a Credit Committee of independent directors to assist the Board in its oversight responsibilities for our credit risk management policies and procedures, including heightening Board-level awareness of the impact of developing risk trends in our portfolio. Our risk management group updates this committee, no less frequently than on a quarterly basis, on all aspects of risk management, including portfolio/sector analysis, risk management policies and Watch and Reserve Committee recommendations and decisions. The following is additional information regarding financial guaranty’s categories for deteriorating credits:
Special Mention. This category includes insured transactions that are rated no more than two rating levels below investment grade (“BIG”). Although these insured transactions typically are not performing as expected, we have determined that such transactions are not expected to have severe, prolonged stress and we do not believe that claim payments are imminent. The credits in this category could have all or some of the following characteristics:

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
Direct and assumed exposures in this category that satisfy certain criteria, including minimum outstanding par thresholds, are typically reviewed annually or more frequently if there is a change to the credit profile. Other exposures that do not satisfy applicable criteria are reviewed at the discretion of the risk manager, senior management, the Watch and Reserve Committee Chairperson or the Chief Risk Officer.
Intensified Surveillance. This category includes transactions in financial guaranty’s insured portfolio that are rated BIG and indicate a severe and often permanent adverse change in the transaction’s credit profile. Transactions in this category are still performing, meaning they have not yet defaulted on a payment, but our risk management department has determined that there is a substantial likelihood of default. Transactions that are placed in this category may have some or all of the following characteristics:

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
Insured transactions are generally elevated into this category from the Special Mention list as a result of continuing declining credit trends. Occasionally, however, transactions may enter this category directly due to an unexpected financial event that leads to rapid and severe deterioration. Direct and assumed exposures in this category that satisfy certain criteria, including minimum outstanding par thresholds, are generally reviewed quarterly. Other exposures that do not satisfy applicable criteria are reviewed at the discretion of the risk manager, senior management, the Watch and Reserve Committee Chairperson or the Chief Risk Officer.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

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
Issuers typically are under no obligation to restructure insured transactions to prevent losses, but often will cooperate to avoid being associated with an obligation that experiences losses. When appropriate, we discuss potential settlement options regarding particular obligations with relevant parties. On occasion, loss mitigation may include an early termination of our obligations, which could result in payments to or from us. To determine the appropriate loss mitigation approach, we generally consider various factors relevant to such insured transaction, which may include:

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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following table includes information as of December 31, 2013 regarding our financial guaranty claim liabilities on non-derivative transactions, segregated by the surveillance categories that we use in monitoring the risks related to these contracts:

	Surveillance Categories
($ in thousands)	Performing	Special Mention	Intensified Surveillance	Case Reserve	Total
Number of policies	7	105	59	85	256
Remaining weighted-average contract period (in years)	22	18	20	18	19
Insured contractual payments outstanding:
Principal	$1,576	$714,891	$570,011	$116,625	$1,403,103
Interest	162	405,588	307,286	33,468	746,504
Total	$1,738	$1,120,479	$877,297	$150,093	$2,149,607
Gross claim liability	$1	$19,077	$229,385	$34,096	$282,559
Less:
Gross potential recoveries	—	6,493	365,843	57,586	429,922
Discount, net	—	439	(177,390)	(1,210)	(178,161)
Net claim liability/(asset) (prior to reduction for unearned premium)	$1	$12,145	$40,932	$(22,280)	$30,798
Unearned premium revenue	$6	$13,660	$9,207	$—	$22,873
Net claim liability/(asset) reported in the balance sheet	$—	$6,294	$35,444	$(22,280)	$19,458
Reinsurance recoverables	$—	$—	$—	$—	$—
A net claim liability is established for a performing credit if there is evidence that credit deterioration has occurred and the expected loss on the credit exceeds the unearned premium revenue for the contract based on the present value of the expected net cash inflows and outflows. Included in accounts and notes receivable and unearned premiums on our consolidated balance sheets are the present values of premiums receivable and unearned premiums that are received on an installment basis. The premiums receivable is net of commissions on assumed reinsurance business. The present values of premiums receivable and unearned premiums that are received on an installment basis as of December 31, 2013 and 2012 are as follows:

	December 31,
(In thousands)	2013	2012
Premiums receivable	$25,150	$28,929
Unearned premiums	26,964	33,605

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The accretion of these balances is included either in premiums written and premiums earned (for premiums receivable) or policy acquisition costs (for commissions) on our consolidated statements of operations. The accretion included in premiums earned and policy acquisition costs for the years ended December 31, 2013 and 2012 was as follows:

	December 31,
(In thousands)	2013	2012
Premiums written	$874	$999
Premiums earned	874	999
Policy acquisition costs	189	212
The weighted-average risk-free rate used to discount the premiums receivable and premiums to be collected was 2.6% at December 31, 2013.
The following table shows the nominal (non-discounted) premiums, net of commissions, that are expected to be collected on financial guaranty contracts with installment premiums as of December 31, 2013:

(In thousands)	Future Expected Premium Payments
1st quarter 2014	$780
2nd quarter 2014	638
3rd quarter 2014	1,015
4th quarter 2014	452
2014	2,885
2015	2,689
2016	2,656
2017	2,235
2018	2,000
2014 - 2018	12,465
2019 - 2023	7,683
2024 - 2028	4,466
2029 - 2033	2,987
After 2033	3,993
Total	$31,594
The following table shows the rollforward of the net present value of premiums receivable as of December 31, 2013 and 2012:

	December 31,
(In thousands)	2013	2012
Balance at January 1	$28,929	$34,287
Payments received	(3,603)	(4,033)
Accretion	685	787
Adjustments to installment premiums	442	(1,007)
Foreign exchange revaluation	(84)	40
Recaptures/commutation	(1,219)	(1,145)
Balance at December 31	$25,150	$28,929

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Premiums earned were affected by the following for the years ended December 31, 2013 and 2012:

	December 31,
(In thousands)	2013	2012
Refundings	$30,593	$33,985
Recaptures/Commutations	(2,447)	(16,269)
Adjustments to installment premiums, gross of commissions	1,204	(2,277)
Unearned premium acceleration upon establishment of case reserves	155	1,109
Foreign exchange revaluation, gross of commissions	(122)	46
Reinsurance agreements	—	(5,996)
Total adjustment to premiums earned	$29,383	$10,598

The following table shows the expected contractual premium revenue from our existing financial guaranty portfolio, assuming no refundings of any financial guaranty obligations, as of December 31, 2013.

(In thousands)	Ending Net Unearned Premiums	Unearned Premium Amortization	Accretion	Total Premium Revenue
1st quarter 2014	$182,224	$5,346	$200	$5,546
2nd quarter 2014	176,117	6,107	197	6,304
3rd quarter 2014	168,077	8,040	191	8,231
4th quarter 2014	163,441	4,635	188	4,823
2014	163,441	24,128	776	24,904
2015	147,112	16,329	709	17,038
2016	133,624	13,488	666	14,154
2017	121,270	12,354	608	12,962
2018	109,664	11,606	554	12,160
2014 - 2018	109,664	77,905	3,313	81,218
2019 - 2023	61,772	47,892	2,114	50,006
2024 - 2028	30,304	31,468	1,345	32,813
2029 - 2033	12,767	17,537	856	18,393
After 2033	—	12,767	989	13,756
Total	$—	$187,569	$8,617	$196,186

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following table shows the significant components of changes in our financial guaranty claim liability for the years ended December 31, 2013, 2012 and 2011, excluding reserves related to our trade credit reinsurance and surety business of $1.6 million, $2.0 million and $2.5 million, respectively, which are excluded from the accounting standard regarding accounting for financial guaranty insurance contracts by insurance enterprises.

	Year Ended December 31,
(In thousands)	2013	2012	2011
Claim liability at January 1	$64,291	$60,550	$67,447
Incurred losses and LAE:
(Decrease)/increase in gross claim liability	(28,313)	188,222	68,082
Increase in gross potential recoveries	(79,968)	(235,787)	(76,105)
Decrease in discount	110,007	84,646	7,506
Decrease in unearned premiums	2,213	95	4,668
Incurred losses and LAE	3,939	37,176	4,151
Paid losses and LAE:
Current year	(195)	(4)	—
Prior years	(48,577)	(33,431)	(11,048)
Paid losses and LAE	(48,772)	(33,435)	(11,048)
Claim liability at December 31	$19,458	$64,291	$60,550
Components of incurred losses and LAE:
Claim liability established in current period	$1,804	$9,063	$2,254
Changes in existing claim liabilities	2,135	28,113	1,897
Total incurred losses and LAE	$3,939	$37,176	$4,151
Components of decrease in discount:
(Increase)/decrease in discount related to claim liabilities established in current period	$(3)	$81,061	$177
Decrease in discount related to existing claim liabilities	110,010	3,585	7,329
Total decrease in discount	$110,007	$84,646	$7,506
Paid losses during 2013 include $41.6 million related to the FGIC Commutation.
In 2013, we significantly increased our estimated gross recovery associated with a project finance credit within our public finance insured portfolio, with net par outstanding of $71.9 million at December 31, 2013. We have projected a full recovery of the gross claim over a longer period of time, which has resulted in an increase in our potential recovery for 2013. In 2012, we significantly increased our estimated gross claim liability associated with this project finance credit based primarily on refinancing risk upon the maturity or scheduled principal amortization of the insured obligations beginning in 2017. This also resulted in an increase in our potential recovery for 2012. In the third quarter of 2012, we paid $23.5 million to settle our obligations related to our exposure to insured Sovereign indebtedness of Greece. This increased prior years’ paid losses and changes in existing claim liabilities in 2012 compared to 2011.
As of December 31, 2013, we have $2.4 billion of net par outstanding related to international public finance obligations, including $172.9 million of Sovereign risk. As of December 31, 2013, our Sovereign risk to the six countries whose Sovereign obligations have been under stress due to economic uncertainty, potential restructuring and additional ratings downgrades was as follows: Spain $49.3 million, Hungary $21.9 million, Italy $20.2 million and Portugal $0.9 million. We had no exposure to Ireland or Greece at December 31, 2013.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

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
The weighted-average risk-free rates used to discount the gross claim liability and gross potential recoveries on our financial guaranty contracts were as follows, as of the dates indicated:

December 31, 2013	2.95%
December 31, 2012	2.00%
December 31, 2011	2.80%
December 31, 2010	3.69%

11. Long-Term Debt
The carrying value of our long-term debt at December 31, 2013 and 2012 was as follows:

		December 31,
(In thousands)		2013	2012
5.625%	Senior Notes due 2013	$—	$79,449
5.375%	Senior Notes due 2015	54,481	249,868
9.000%	Senior Notes due 2017	191,611	—
3.000%	Convertible Senior Notes due 2017 (1)	353,798	334,254
2.250%	Convertible Senior Notes due 2019 (2)	330,182	—
	Total long-term debt	$930,072	$663,571
_______________________

(1)	The principal amount of these notes is $450 million.

(2)	The principal amount of these notes is $400 million.
Senior Notes
Senior Notes due 2013. In February 2003, we issued $250 million of unsecured senior notes (the “Senior Notes due 2013”). During 2012, Radian Group acquired $170.6 million in aggregate principal amount of the Senior Notes due 2013 primarily as a result of a tender offer for a price of $900 per $1,000 principal amount of these notes. These purchases resulted in a realized gain of $16.2 million, representing the excess of carrying value over the purchase price. We repaid the remaining $79.4 million outstanding balance of the Senior Notes due 2013 upon maturity on February 15, 2013.
Senior Notes due 2015 and 2017. In June 2005, we issued $250 million of unsecured senior notes (the “Senior Notes due 2015”). During 2013, we exchanged $195.5 million of the Senior Notes due 2015 (the “Old Notes”) for a new series of 9.000% Senior Notes due June 2017 (the “New Notes”) for the purpose of improving our debt maturity profile. These transactions, which are accounted for as extinguishments of debt, resulted in a loss of $4.0 million, primarily as a result of the requirement to record the New Notes at fair value. Both the Old Notes and the New Notes have covenants customary for securities of this nature, including covenants related to the payments of the notes, reports, compliance certificates and modification of the covenants. Additionally, the indentures governing the Old Notes and New Notes include covenants restricting us from encumbering the capital stock of a designated subsidiary (as defined in the respective indentures for the notes) or disposing of any capital stock of any designated subsidiary unless either all of the stock is disposed of or we retain more than 80% of the stock. Interest on the New Notes is payable semi-annually on June 15 and December 15 of each year commencing on June 15, 2013.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Convertible Senior Notes
Convertible Senior Notes due 2017. In November 2010, we issued $450 million principal amount of 3.000% convertible, unsecured senior notes due November 15, 2017 (the “Convertible Senior Notes due 2017”) and received proceeds of $391.3 million, which was net of underwriting expenses and the cost of capped call transactions as discussed further below. Interest on these notes is payable semi-annually on May 15 and November 15 of each year.
Holders of these notes may convert their notes from August 15, 2017 up to the close of business on the second scheduled trading day immediately preceding the maturity date (the “Conversion Period”), subject to certain conditions. Upon a conversion, we will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation that is in excess of the aggregate principal amount of the notes being converted. The conversion rate initially is 85.5688 shares of our common stock per $1,000 principal amount of notes (corresponding to an initial conversion price of approximately $11.69 per share of common stock prior to the consideration of the capped call transactions discussed below). The conversion rate is subject to adjustment in certain events, but is not adjusted for any accrued and unpaid interest. In addition, following certain corporate events, we will, under certain circumstances increase the conversion rate for a holder who elects to convert their notes in connection with that corporate event. At December 31, 2013, we had approximately 51 million shares reserved to cover the potential issuance of shares under the Convertible Senior Notes due 2017.
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
See “—Convertible Senior Notes due 2017 and 2019” below for information on accounting considerations related to convertible debt instruments that may be settled in cash upon conversion, including the balance sheet classification of the equity component of certain convertible debt instruments, such as the Convertible Senior Notes due 2017, that require the issuer to settle the aggregate principal amount of the notes in cash.
In connection with the November 2010 offering of the convertible notes, we also entered into capped call transactions with an affiliate of Morgan Stanley & Co., Incorporated (“Morgan Stanley”), whose obligations have been guaranteed by Morgan Stanley. The capped call transactions are intended to offset the potential dilution to our common stock and/or any potential cash payments that may be required to be made by us upon conversion of the notes in excess of the principal amount of the notes, up to a stock price of approximately $14.11 per share, which is the initial cap on the counterparty’s share delivery obligation under the call options. If the market value per share of our common stock, as measured under the terms of the capped call transactions, exceeds the applicable cap price of the capped call transactions, the number of shares of our common stock and/or the amount of cash we expect to receive upon the exercise of the capped call transactions will be capped and the anti-dilutive and/or offsetting effect of the capped call transactions will be limited. We paid approximately $46.1 million from the net proceeds from the issuance and sale of the convertible notes to purchase the capped call transactions.
The premium paid for the capped call transactions is recorded in additional paid-in capital in accordance with the accounting standard for derivative financial instruments indexed to, and potentially settled in, an entity’s own common stock and the accounting standard for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Convertible Senior Notes due 2019. In March 2013, we issued $400 million principal amount of 2.25% convertible, unsecured senior notes due March 1, 2019 (the “Convertible Senior Notes due 2019”) and received proceeds of approximately $389.8 million, net of underwriting expenses. Interest is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2013.
At any time on or after March 8, 2016, we may redeem all or part of the notes, but only if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on, and including, the trading day prior to the date we provide notice of redemption exceeds 130% of the conversion price in effect on each such trading day. The redemption price will be equal to 100% of the unpaid principal amount of the notes to be redeemed, plus accrued and unpaid interest. At December 31, 2013, we had approximately 50 million shares reserved to cover the potential issuance of shares under the Convertible Senior Notes due 2019.
 Holders of the notes will be able to convert the notes, at their option, before the close of business on the business day immediately preceding December 1, 2018, only under the following circumstances:

1.
During any calendar quarter commencing after March 31, 2013 (and only during such calendar quarter), if the last reported sale price of our common stock for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, is greater than or equal to 130% of the applicable conversion price on each applicable trading day. During the calendar quarter ended December 31, 2013, the sale price of our common stock met this criteria and therefore, the holders of the notes currently are able to convert the notes, at their option, during the first calendar quarter of 2014;

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
Upon a conversion, we will satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The conversion rate initially is 94.3396 shares of our common stock per $1,000 principal amount of notes (corresponding to an initial conversion price of approximately $10.60 per share of common stock). The conversion rate is subject to adjustment in certain events, but will not be adjusted for accrued and unpaid interest. In addition, following certain corporate events, we will, under certain circumstances, increase the conversion rate for a holder who elects to convert its notes in connection with that corporate event.
Convertible Senior Notes due 2017 and 2019. The Convertible Senior Notes due 2017 and 2019 are both accounted for under the accounting standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which states that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when the interest cost is recognized in subsequent periods. Our convertible notes fall within the scope of this standard due to our ability to elect to repay the conversion premium in cash. We have determined that the embedded conversion options in the convertible notes are not required to be separately accounted for as derivatives under the accounting standard for derivatives and hedging.
The carrying amount of each liability component was calculated by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of each equity component, representing the embedded conversion option, was determined by deducting the fair value of the liability component from the initial proceeds ascribed to each convertible note issuance as a whole. The excess of the principal amount of each liability component over its carrying amount is amortized as a component of interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity components are not remeasured as long as they continue to meet the conditions for equity classification as prescribed in the accounting standard for derivative financial instruments indexed to, and potentially settled in, an entity’s own common stock and the accounting standard for determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

In any period when holders of the Convertible Senior Notes due 2017 are eligible to exercise their conversion option, the equity component related to convertible debt instruments may need to be reclassified from permanent equity to mezzanine (temporary) equity, specifically in those instances when the issuer is required to settle the aggregate principal amount of the notes in cash. Therefore, if in any future period the holders of our Convertible Senior Notes due 2017 are able to exercise their conversion rights, then the difference between (1) the amount of cash deliverable upon conversion (i.e., par value of debt) and (2) the carrying value of the debt component will be reclassified from permanent equity to mezzanine equity, and will continue to be reported as mezzanine equity for any period in which the debt remains currently convertible.
Issuance and transaction costs incurred at the time of the issuance of the convertible notes are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The convertible notes are reflected on our consolidated balance sheets as follows:

	Convertible Senior Notes due 2017		Convertible Senior Notes due 2019
	December 31,		December 31,
(In thousands)	2013	2012	2013
Liability component:
Principal	$450,000	$450,000	$400,000
Less: debt discount, net (1)	(96,202)	(115,746)	(69,818)
Net carrying amount	$353,798	$334,254	$330,182

Equity component (net of tax impact) (2)	$65,679	$65,679	$77,026	(3)
__________________

(1)	Included within long-term debt and is being amortized over the life of the convertible notes.

(2)	Included within additional paid-in capital, net of the capped call transactions (Convertible Senior Notes due 2017) and related issuance costs (Convertible Senior Notes due 2017 and 2019).

(3)	There was no net tax impact recorded in equity related to the Convertible Senior Notes due 2019, as a result of our full valuation allowance.
The following table sets forth total interest expense recognized related to the convertible notes for the periods indicated:

	Convertible Senior Notes due 2017		Convertible Senior Notes due 2019
	December 31,		December 31,
	2013	2012	2013
($ in thousands)
Contractual interest expense	$13,500	$13,500	$7,425
Amortization of debt issuance costs	1,157	1,094	1,025
Amortization of debt discount	19,544	17,756	9,223
Total interest expense	$34,201	$32,350	$17,673

Effective interest rate of the liability component	9.75%	9.75%	6.25%
The Convertible Senior Notes due 2017 and 2019 have covenants generally customary for securities of this nature, including covenants related to payments of the notes, reports, compliance certificates, the modification of covenants and maintaining Radian Group’s corporate existence.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Furthermore, the indentures for the Convertible Senior Notes due 2017 and 2019 include, among other terms, provisions under which the bankruptcy of Radian Group or the appointment of a receiver for Radian Group or for certain of its subsidiaries or other material assets would constitute an event of default under the indentures. Upon such a default, the note holders of the Convertible Senior Notes due 2017 or 2019 could declare the applicable notes due and payable (which may, under certain circumstances, be automatically accelerated), which would constitute an event of default under the indentures for the Senior Notes due 2015 and the Senior Notes due 2017. Certain events could cause our applicable insurance regulator to appoint a receiver for our insurance subsidiaries. If this occurred, it would, unless waived by a majority of the applicable note holders, constitute an event of default under the indentures for the Convertible Senior Notes due 2017 and 2019, and therefore, also cause an event of default under the indentures for the Senior Notes due 2015 and the Senior Notes due 2017.

12. Accumulated Other Comprehensive Income
The following table shows the rollforward of accumulated other comprehensive income as of the periods indicated:

	Year Ended December 31, 2013
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$24,904	$8,809	$16,095
Other comprehensive income:
Unrealized gains on investments:
Unrealized holding gains arising during the period	33,799	11,830	21,969
Less: Reclassification adjustment for net gains included in net loss (1)	1,663	784	879
Net unrealized gains on investments	32,136	11,046	21,090
Other comprehensive income	32,136	11,046	21,090
Net actuarial gain	305	107	198
Balance at end of period	$57,345	$19,962	$37,383

	Year Ended December 31, 2012
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$12,039	$639	$11,400
Other comprehensive income:
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustment	(11)	(4)	(7)
Less: Reclassification adjustment	—	—	—
Net foreign currency translation adjustments	(11)	(4)	(7)
Unrealized gains on investments:
Unrealized holding gains arising during the period	21,743	7,611	14,132
Less: Reclassification adjustment for net gains (losses) included in net loss (1)	8,624	(648)	9,272
Net unrealized gains on investments	13,119	8,259	4,860
Other comprehensive income	13,108	8,255	4,853
Net actuarial loss	(243)	(85)	(158)
Balance at end of period	$24,904	$8,809	$16,095

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

	Year Ended December 31, 2011
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(10,038)	$(3,514)	$(6,524)
Other comprehensive income:
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustment	6,265	—	6,265
Less: Reclassification adjustment	38,672	11,367	27,305
Net foreign currency translation adjustments	(32,407)	(11,367)	(21,040)
Unrealized gains on investments:
Unrealized holding gains arising during the period	7,400	—	7,400
Less: Reclassification adjustment for net losses included in net income (1)	(47,448)	(15,520)	(31,928)
Net unrealized gains on investments	54,848	15,520	39,328
Other comprehensive income	22,441	4,153	18,288
Net actuarial loss	(364)	—	(364)
Balance at end of period	$12,039	$639	$11,400
_________________________

(1)	Included in net (losses) gains on investments on our consolidated statements of operations.

13. Income Taxes
The components of our consolidated income tax (benefit) provision are as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Current	$21,750	$1,271	$59,604
Deferred	(31,820)	6,000	6,758
Total income tax (benefit) provision	$(10,070)	$7,271	$66,362
The reconciliation of taxes computed at the statutory tax rate of 35% for 2013, 2012 and 2011 to the provision for income taxes is as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
(Benefit) provision for income taxes computed at the statutory tax rate	$(72,469)	$(155,469)	$128,979
Change in tax resulting from:
Tax-exempt municipal bond interest and dividends received deduction (net of proration)	(2,390)	(3,101)	(5,237)
Foreign tax (benefit) expense	(1)	146	(13,496)
State tax expense (benefit)	1,468	4,003	(6,224)
Unrecognized tax expense (benefit)	1,696	(2,906)	17,860
Deferred inventory adjustment related to fair value of derivatives and other financial instruments	—	(23,217)	—
Valuation allowance	59,783	188,290	(50,582)
Other, net	1,843	(475)	(4,938)
(Benefit) provision for income taxes	$(10,070)	$7,271	$66,362

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The significant components of our net deferred tax assets and liabilities are summarized as follows:

	December 31,
(In thousands)	2013	2012
Deferred tax assets:
Accrued expenses	$79,460	$51,049
Unearned premiums	54,993	36,060
PDR	625	1,290
Net operating loss (“NOL”)	642,333	666,633
Differences in fair value of derivative and other financial instruments	130,773	54,335
Rescission premium	5,964	16,797
State NOL carryforward	33,095	31,744
Foreign tax credit carryforward	26,292	26,292
Depreciation	6,366	5,478
Partnership investments	75,100	65,704
Loss reserves	28,257	39,540
Residual interest in LPV	22,957	24,084
Other	40,657	53,319
Total deferred tax assets	1,146,872	1,072,325
Deferred tax liabilities:
Deferred policy acquisition costs	23,435	30,882
Convertible and other long-term debt	47,579	28,449
Net unrealized gain on investments	20,030	8,783
Foreign currency	18	18
Other	15,628	14,536
Total deferred tax liabilities	106,690	82,668
Valuation allowance	1,022,280	989,657
Net DTA	$17,902	$—
As of December 31, 2013, we recorded a net current income tax payable of approximately $151.1 million, which primarily consists of liabilities related to applying the standards of accounting for uncertainty in income taxes and a current federal income tax recoverable of approximately $3.9 million. For federal income tax purposes, we have approximately $1.8 billion of NOL carryforwards and $26.3 million of foreign tax credit carryforwards as of December 31, 2013. To the extent not utilized, the NOL carryforwards will expire during tax years 2028 through 2032 and the foreign tax credit carryforwards will expire during tax years 2018 through 2020. Certain entities within our consolidated group have also generated deferred tax assets of approximately $33.1 million relating to state and local NOL carryforwards, which if unutilized, will expire during various future tax periods.
A valuation allowance of approximately $1,022.3 million and $989.7 million was recorded against our net DTA of approximately $1,040.2 million and $989.7 million at December 31, 2013 and 2012, respectively. The remaining DTA of approximately $17.9 million at December 31, 2013 represents our NOL carryback, which we may be able to utilize as part of an overall settlement of proposed Internal Revenue Service (”IRS”) adjustments relating to tax years 2000 through 2007. For the year ended December 31, 2013, our valuation allowance increased by approximately $32.6 million. This increase consisted of a $59.8 million increase through continuing operations, a $0.2 million decrease through other comprehensive income, and a $27.0 million decrease through additional paid-in capital. The $27.0 million decrease through additional paid-in capital related to our Convertible Senior Notes due 2019.
Our ability to fully use our tax assets such as NOLs and tax credit carryforwards would be substantially limited if we experience an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). Section 382 rules governing when a change in ownership occurs are complex and subject to interpretation; however, in general, an ownership change would occur if any five percent shareholders, as defined under Section 382, collectively increase their ownership by more than 50 percentage points over a rolling three-year period. As of December 31, 2013, we have not experienced an ownership change under Section 382. However, if we were to experience a change in ownership under Section 382 in a future period, then we may be limited in our ability to fully utilize our NOL and tax credit carryforwards in future periods.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

On October 8, 2009, we adopted a Tax Benefit Preservation Plan (the “Plan”), which, as amended, was approved by our stockholders at our 2010 and 2013 annual meetings. We also adopted certain amendments to our amended and restated bylaws (the “Bylaw Amendment”) and at our 2010 annual meeting, our stockholders approved certain amendments to our amended and restated certificate of incorporation (the “Charter Amendment”), which our stockholders reapproved at our 2013 annual meeting. The Plan, the Bylaw Amendment and the Charter Amendment were implemented in order to protect our ability to utilize our NOLs and other tax assets and prevent an “ownership change” under U.S. federal income tax rules by restricting or discouraging certain transfers of our common stock that would: (i) create or result in a person becoming a five-percent shareholder under Section 382; or (ii) increase the stock ownership of any existing five-percent shareholder under Section 382.
We are currently contesting proposed adjustments resulting from the examination by the IRS of our 2000 through 2007 consolidated federal income tax returns. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests and has proposed adjustments denying the associated tax benefits of these items. The proposed adjustments relating to the 2000 through 2007 tax years, if sustained, would result in additional income taxes of approximately $128 million plus proposed penalties of approximately $42 million. Additionally, we would incur interest expense on any sustained adjustments. We appealed these proposed adjustments to the IRS Office of Appeals (“Appeals”) and made “qualified deposits” with the U.S. Department of the Treasury (“U.S. Treasury”) in the amount of approximately $85 million in June 2008 relating to the 2000 through 2004 tax years and approximately $4 million in May 2010 relating to the 2005 through 2007 tax years in order to avoid the accrual of above-market-rate interest with respect to the proposed adjustments.
We have made several attempts to reach a compromised settlement with Appeals, but in January 2013, we were notified that Appeals had rejected our latest settlement offer and plans to issue the formal notice of deficiency. Upon receipt of that notice, we will have 90 days to either pay the assessed tax liabilities, penalties and interest (the “deficiency amount”) in full or petition the U.S. Tax Court to litigate the deficiency amount. Litigation of the deficiency amount may result in substantial legal expenses and the litigation process could take several years to resolve. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached. After discussions with counsel about the issues raised in the examination, we believe that an adequate provision for income taxes has been made for the potential liabilities that may result from this matter. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.
As of December 31, 2013, we have approximately $60.7 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. Our policy for the recognition of interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. The table below details the cumulative effect of applying the provisions of the standard relating to accounting for uncertainty of income taxes as of December 31, 2013.
The effect of unrecognized tax benefits on our consolidated balance sheets and results of operations is as follows:

(In thousands)	December 31, 2012	Increase	December 31, 2013
Unrecognized tax benefits	$114,013	$5,223	$119,236
Unrecognized tax benefits that, if recognized, would affect the effective tax rate	$58,994	$1,696	$60,690
Interest and penalties accrued	$53,002	$5,348	$58,350
Interest and penalties charged to income tax benefit			$5,348

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

	Year Ended December 31,
(In thousands)	2013	2012
Balance at beginning of period	$114,013	$125,757
Tax positions related to the current year:
Increases	2,363	1,209
Decreases	—	(1,624)
Tax positions related to prior years:
Increases	29,962	27,302
Decreases	(3,615)	(4,243)
Lapses of applicable statute of limitation	(23,487)	(34,388)
Balance at end of period	$119,236	$114,013
We have taken a position in various jurisdictions that we are not required to remit taxes with regard to the income generated from our investment in certain partnership interests. Although we believe that these tax positions are more likely than not to succeed if adjudicated, measurement of the potential amount of liability for state and local taxes and the potential for penalty and interest thereon is performed on a quarterly basis. Our net unrecognized tax benefits related to prior years increased by approximately $26.3 million during 2013. This net increase primarily reflects the impact of unrecognized tax benefits associated with our recognition of certain premium income. Although unrecognized tax benefits for this item decreased by approximately $21.3 million due to the expiration of the applicable statute of limitations for the taxable period ended December 31, 2009, the related amounts continued to impact subsequent years resulting in a corresponding increase to the unrecognized tax benefits related primarily to the 2010 taxable year.
As discussed above, in January 2013, we were notified that Appeals rejected our latest settlement offer, with regard to the proposed IRS adjustments described above, and plans to issue a formal notice of deficiency. Based on these developments, we do not currently believe that a settlement is likely, and we expect to litigate the disputed amounts. Over the next 12 months, if we determine that a compromised settlement cannot be reached with the IRS, then it is estimated that approximately $73.7 million of unrecognized tax benefits in the above tabular reconciliation may be reversed pursuant to the accounting standard for uncertain tax positions.
In the event we are not successful in defense of our tax positions taken for U.S. Federal income tax purposes, and for which we have recorded unrecognized tax benefits, then such adjustments originating in NOL or NOL carryback years may serve as a reduction to our existing NOL.
The following calendar tax years, listed by major jurisdiction, remain subject to examination:

U.S. Federal Corporation Income Tax	2000 - 2007(1), 2010 - 2012
Significant State and Local Jurisdictions (2)	1999 - 2012
_________________________

(1)
We are currently contesting proposed adjustments resulting from the examination by the IRS of our 2000 through 2007 consolidated federal income tax returns. As part of this process, we have agreed to extend all relevant statute of limitations for the assessment of tax to June 30, 2014. All such statute of limitation extensions have limited the scope of the examinations to the recognition of certain tax benefits that relate to our investment in a portfolio of non-economic REMIC residual interests.

(2)	Arizona, California, Florida, Georgia, New York, Ohio, Pennsylvania, Texas and New York City.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

14. Statutory Information
We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. Required statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (“NAIC”) as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of December 31, 2013, our use of any prescribed or permitted statutory accounting practices did not result in reported statutory surplus or risk-based capital being significantly different from what would have been reported had NAIC statutory accounting practices been followed.
Radian Group serves as the holding company for our insurance subsidiaries, through which we conduct the business of our mortgage insurance and financial guaranty business segments. These insurance subsidiaries are subject to comprehensive, detailed regulation by the insurance departments in the various states where our insurance subsidiaries are domiciled or licensed to transact business. These regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations, as described below. Our failure to maintain adequate levels of capital could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition. As of December 31, 2013, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $1.3 billion of our consolidated net assets.
The ability of Radian Guaranty, Radian Mortgage Assurance Inc. (“RMAI”), Radian Insurance Inc. (“Radian Insurance”), Radian Mortgage Insurance Inc. (“Radian Mortgage Insurance”) and Radian Guaranty Reinsurance Inc. (“RGRI”) (formerly known as Commonwealth Mortgage Assurance Company of Texas) to pay dividends on their common stock is restricted by certain provisions of the insurance laws of Pennsylvania, their state of domicile. Under Pennsylvania’s insurance laws, dividends and other distributions may only be paid out of an insurer’s positive unassigned surplus, measured as of the end of the prior fiscal year, unless the Pennsylvania Insurance Commissioner approves the payment of dividends or other distributions from another source. Radian Guaranty, RMAI, Radian Insurance, Radian Mortgage Insurance and RGRI had negative unassigned surplus at December 31, 2013 of $623.1 million, $161.0 million, $305.0 million, $69.1 million and $360.7 million, respectively, compared to negative unassigned surplus of $685.1 million, $160.5 million, $317.3 million, $85.4 million and $377.7 million, respectively, at December 31, 2012. If any of these insurers had positive unassigned surplus as of the end of the prior fiscal year, unless the prior approval of the Pennsylvania Insurance Commissioner is obtained, such insurer only may pay dividends or other distributions during any 12-month period in an aggregate amount less than or equal to the greater of: (i) 10% of the preceding year-end statutory policyholders’ surplus; or (ii) the preceding year’s statutory net income. Due to the negative unassigned surplus at the end of 2013, no dividends or other distributions can be paid from Radian Guaranty, RMAI, Radian Insurance, Radian Mortgage Insurance or RGRI in 2014, without approval from the Pennsylvania Insurance Commissioner. None of Radian Guaranty, RMAI, Radian Insurance, Radian Mortgage Insurance or RGRI paid any dividends in 2013 or 2012.
Radian Guaranty
Radian Guaranty is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of credit insurance, which includes the authority to write mortgage guaranty insurance. It is a monoline insurer, restricted to writing only residential mortgage guaranty insurance.
Radian Guaranty’s statutory net loss, statutory surplus and contingency reserve as of and for the years ended December 31, 2013, 2012 and 2011 were as follows:

	December 31,
(In millions)	2013	2012	2011
Statutory net loss	$(23.8)	$(175.9)	$(545.1)
Statutory surplus	1,317.8	926.0	843.2
Contingency reserve	23.0	—	—

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Radian Guaranty’s risk-to-capital calculation appears in the table below. For purposes of the risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus (i.e., statutory capital and surplus) plus statutory contingency reserves.

	December 31,
	2013	2012
($ in millions)
RIF, net (1)	$26,128.2	$19,226.7

Statutory surplus	$1,317.8	$926.0
Statutory contingency reserve	23.0	—
Statutory position	$1,340.8	$926.0

Risk-to-capital	19.5:1	20.8:1
 _______________________

(1)	Excludes risk ceded through reinsurance contracts (to third parties and affiliates) and RIF on defaulted loans.
Currently, we expect to maintain Radian Guaranty’s risk-to-capital ratio at or below 20 to 1. Radian Guaranty was in compliance with the Statutory RBC Requirements or MPP Requirements, as applicable, in each of the RBC States as of December 31, 2013. See Note 1 for information regarding new GSE eligibility requirements that we expect will be released in 2014.
The reduction in Radian Guaranty’s risk-to-capital ratio in 2013 was primarily due to capital contributions from Radian Group to Radian Guaranty totaling $230 million in 2013 and an additional $100 million in February 2014 (effective as of December 31, 2013), the release of contingency reserves at Radian Asset Assurance, and the impact of the Reinsurance Transactions entered into in 2012 (as described in Note 8). This benefit was partially offset by an increase in net RIF at Radian Guaranty.
Radian Insurance
Radian Insurance is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of credit insurance, which includes the authority to write mortgage guaranty and financial guaranty insurance and the authority to reinsure policies of mortgage guaranty insurance. Radian Insurance is not licensed or authorized to write direct credit insurance in any locality other than Pennsylvania and Hong Kong.
Radian Insurance is required to maintain a minimum statutory surplus of $20 million to remain an authorized reinsurer in all states. The statutory net income and statutory policyholders’ surplus for Radian Insurance for the year ended December 31, 2011 have each been increased by $5.6 million from the amounts previously reported. This change was a result of the correction of an error associated with our statutory PDR. The correction of this error is not material with respect to the Company’s consolidated financial statements. Radian Insurance’s statutory net income, statutory policyholders’ surplus and contingency reserve as of and for the years ended December 31, 2013, 2012 and 2011 were as follows:

	December 31,
(In millions)	2013	2012	2011
Statutory net income	$26.5	$58.0	$9.9
Statutory policyholders’ surplus	230.8	218.6	162.4
Contingency reserve	35.5	20.6	—
RMAI
RMAI is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of credit insurance, which includes the authority to write mortgage guaranty insurance. It is a monoline insurer restricted to writing only residential mortgage guaranty insurance. RMAI is not currently writing mortgage guaranty insurance.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

RMAI is required to maintain statutory-basis capital and surplus of $1.125 million. Radian Group and RMAI are parties to a guaranty agreement, which provides that Radian Group will make sufficient funds available to RMAI to ensure that RMAI has a minimum of $5 million of statutory policyholders’ surplus evaluated quarterly. RMAI’s statutory net income (loss) and statutory policyholders’ surplus as of and for the years ended December 31, 2013, 2012 and 2011 were as follows:

	December 31,
(In millions)	2013	2012	2011
Statutory net (loss) income	$(0.5)	$2.0	$(0.6)
Statutory policyholders’ surplus	18.0	18.5	16.5
Radian Mortgage Insurance
Radian Mortgage Insurance is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of credit insurance, which includes the authority to reinsure policies of mortgage guaranty insurance, and is only licensed or authorized to write direct mortgage guaranty insurance in Pennsylvania and Arizona.
Radian Mortgage Insurance is required to maintain a minimum statutory surplus of $20 million to remain an authorized reinsurer in all states. Radian Mortgage Insurance’s statutory net income (loss), statutory policyholders’ surplus and contingency reserve as of and for the years ended December 31, 2013, 2012 and 2011 were as follows:

	December 31,
(In millions)	2013	2012	2011
Statutory net income (loss)	$18.1	$1.7	$(11.1)
Statutory policyholders’ surplus	98.0	81.8	20.0
Contingency reserve	6.9	—	—
RGRI
RGRI is a monoline insurer restricted to writing only mortgage guaranty insurance or reinsurance. RGRI is not licensed or authorized to write direct mortgage guaranty insurance in any states other than Pennsylvania and Texas. RGRI is required to maintain a minimum statutory surplus of $20 million to remain an authorized reinsurer in all states.
RGRI’s statutory net income (loss), statutory policyholders’ surplus and contingency reserve as of and for the years ended December 31, 2013, 2012 and 2011 were as follows:

	December 31,
(In millions)	2013	2012	2011
Statutory net income (loss)	$55.5	$16.0	$(37.6)
Statutory policyholders’ surplus	59.3	42.3	26.2
Contingency reserve	38.5	—	—
Radian Group’s U.S. consolidated federal income tax returns, which include RGRI’s federal income tax returns, were under examination by the IRS for tax years 2000 through 2007. We are currently contesting proposed adjustments resulting from the IRS examination of these tax years. Effective December 31, 2011, Radian Group and RGRI entered into an Assumption and Indemnification Agreement with regard to these proposed adjustments. In this agreement, Radian Group agreed to indemnify RGRI for any tax payments ultimately due to the IRS for the proposed adjustments, which relate to the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests currently held by RGRI. This indemnification was in lieu of an immediate capital contribution that otherwise would have been needed from Radian Group to RGRI, based on an estimate for this potential liability, in order for RGRI to maintain its minimum statutory surplus requirements. There remains significant uncertainty with regard to the amount and timing of any resolution with the IRS. See Note 13 for further information regarding the examination by the IRS for the 2000 through 2007 tax years.
The statutory net loss for RGRI for the year ended December 31, 2011 has been reduced by $9.0 million from the amount previously reported to reflect the correction of an error related to additional tax benefit associated with the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of these non-economic REMIC residual interests. The correction of this error is not material with respect to the Company’s consolidated financial statements.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Radian Asset Assurance
Radian Asset Assurance is domiciled and licensed in New York as a monoline financial guaranty insurer. Radian Asset Assurance is also licensed under the New York insurance law to write some types of surety insurance and credit insurance.
Radian Asset Assurance’s ability to pay dividends to its parent, Radian Guaranty, is restricted by certain provisions of the insurance laws of New York, its state of domicile. Under the New York insurance laws, Radian Asset Assurance may only pay dividends from statutory earned surplus. Without the prior approval from the NYSDFS, Radian Asset Assurance can only pay a dividend, which when totaled with all other dividends declared or distributed by it during the preceding 12 months, is the lesser of 10% of its statutory surplus to policyholders, as shown by its last statement on file with the NYSDFS, or 100% of statutory adjusted net investment income during such period. In addition, the NYSDFS, in its discretion, may approve a dividend distribution greater than would be permitted as an ordinary dividend. In July 2013, July 2012 and June 2011, Radian Asset Assurance paid dividends of $36.0 million, $54.0 million and $53.4 million, respectively, to Radian Guaranty. We expect that Radian Asset Assurance will have the capacity to pay another ordinary dividend to Radian Guaranty in the third quarter of 2014 of approximately $32 million. As of December 31, 2013, Radian Asset Assurance maintained claims paying resources of $1.6 billion, which consists of statutory surplus of $1.2 billion, plus contingency reserves, unearned premium reserves, the present value of installment premiums and loss and LAE reserves.
New York insurance law establishes aggregate risk limits on the basis of aggregate net liability as compared with statutory capital. “Aggregate net liability” is a risk-based calculation based on outstanding principal and interest of guaranteed obligations insured, net of qualifying reinsurance and collateral. Under these limits, policyholders’ surplus and contingency reserves must not be less than a percentage of aggregate net liability equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for certain municipal obligations to 4% for certain non-investment grade obligations. As of December 31, 2013, the aggregate net liability of Radian Asset Assurance was significantly below the applicable limit.
New York insurance law requires financial guaranty insurers to maintain minimum policyholders’ surplus of $65 million. When added to the minimum policyholders’ surplus of $1.4 million separately required for the other lines of insurance that Radian Asset Assurance is licensed to write, Radian Asset Assurance is required to maintain an aggregate minimum policyholders’ surplus of $66.4 million. Radian Asset Assurance’s statutory net income, statutory surplus and contingency reserve as of and for the years ended December 31, 2013, 2012 and 2011 were as follows:

	December 31,
(In millions)	2013	2012	2011
Statutory net (loss) income	$(24.9)	$103.3	$69.1
Statutory surplus	1,198.0	1,144.1	973.9
Contingency reserve	264.0	300.1	421.4
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
If, in the future, Radian Guaranty were unable to comply with the Statutory RBC Requirements of an RBC State and could not obtain a waiver or other similar relief from that state, we may request that RMAI once again be approved by the GSEs as a mortgage insurer with limited eligibility to write mortgage insurance in those states in which Radian Guaranty fails to receive a waiver or other similar relief from the Statutory RBC Requirements. RMAI previously held this limited eligibility status with the GSEs, which expired on December 31, 2013. RMAI is a wholly-owned subsidiary of Radian Guaranty and is licensed to write mortgage insurance in each of the fifty states and the District of Columbia.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

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
(b) In accordance with New York insurance law, financial guaranty insurance companies are required to establish a contingency reserve equal to the greater of 50% of premiums written or a stated percentage of the principal guaranteed, ratably over 15 to 20 years dependent upon the category of obligation insured. Contingency reserves may be discontinued if the total reserve established for all categories of obligations exceeds the sum of the stated percentages for such categories multiplied by the unpaid principal guaranteed. The contingency reserve may be released with regulatory approval to the extent that losses in any calendar year exceed a pre-determined percentage of earned premiums for such year, with the percentage threshold dependent upon the category of obligation insured. Such reserves may also be released, subject to regulatory approval in certain instances, upon demonstration that the reserve amount is excessive in relation to the outstanding obligations. Reinsurers are required to establish a contingency reserve equal to their proportionate share of the reserve established by the ceding company. Also under STAT, case reserves are required to be established in the year in which a default occurs based on the guarantor’s best estimate of ultimate loss payment, rather than when the probability weighted expected net cash out flows exceed unearned premium reserves.
(c) Under STAT, insurance policy acquisition costs are charged against operations in the year incurred. Under GAAP, such costs, other than those incurred in connection with the origination of derivative contracts, are deferred and amortized.
(d) Under STAT, income tax expense is calculated on the basis of amounts currently payable. Generally, DTAs are recorded under both STAT and GAAP when it is more likely than not that the DTA will be realized. However, STAT standards impose additional admissibility requirements whereby DTAs are only recorded to the extent they are expected to be recovered within a one-to three-year period subject to a capital and surplus limitation. Changes in DTAs and deferred tax liabilities (“DTLs”) are recognized as a direct benefit or charge to unassigned surplus, whereas under GAAP changes in DTAs and DTLs, except for changes in unrealized gains and losses on available-for-sale securities, are recorded as a component of income tax expense.
(e) Under STAT, investment grade fixed-maturity investments are valued at amortized cost and BIG securities are carried at the lower of amortized cost or market value. Under GAAP, those investments that the statutory insurance entities do not have the ability or intent to hold to maturity are considered to be either available for sale or trading securities and are recorded at fair value, with the unrealized gain or loss recognized, net of tax, as an increase or decrease to stockholders’ equity or current operations, as applicable.
(f) Under STAT, certain assets, designated as non-admitted assets, are charged directly against statutory surplus. Such assets are reflected on our GAAP financial statements.
(g) Prior to January 1, 2013, under STAT, the accounting standard regarding share-based payments was not applicable, with regard to the recognition and measurement of stock option issuances. However, effective January 1, 2013, the NAIC adopted Statement of Statutory Accounting Principles (“SSAP”) No. 104, Share-Based Payments (“SSAP 104”), on a prospective basis. Therefore, expenses related to stock options granted subsequent to the date of adoption of SSAP 104 are recognized under STAT but expenses related to stock options granted prior to the date of adoption continue to not be recognized under STAT. Expenses related to stock options, regardless of the date of grant, are reflected on our GAAP financial statements in accordance with this standard.
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
(j) Under STAT, premiums written on a multi-year basis are initially deferred as unearned premiums. A portion of the premium written, which corresponds to the insurance policy acquisition costs, is earned immediately and the remaining premiums written are earned over the policy term. Under GAAP, these premiums written on a multi-year basis are initially deferred as unearned premiums and are earned over the policy term.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

(k) Under STAT, capital contributions satisfied by receipt of cash or readily marketable securities subsequent to the balance sheet date but prior to the filing of the statutory financial statement are treated as a recognized subsequent event and, as such, are considered an admitted asst based on the evidence of collection and approval of the domiciliary commissioner. Under GAAP, such capital contributions are treated as a nonrecognized subsequent event.

15. Share–Based and Other Compensation Programs
We have an equity compensation plan, the Radian Group Inc. 2008 Equity Compensation Plan (the “2008 Equity Plan”), pursuant to which we grant equity awards. The 2008 Equity Plan replaced our prior equity plan, the 1995 Equity Compensation Plan (the “1995 Equity Plan” and together with the 2008 Equity Plan, the “Equity Plans”). In adopting the 2008 Equity Plan, we agreed not to grant any new awards under the 1995 Equity Plan. The last awards granted pursuant to the 1995 Equity Plan were granted in 2008. All awards granted under the Equity Plans have been in the form of non-qualified stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), phantom stock and performance share awards. The maximum contractual term for all awards under the Equity Plans is 10 years.
The 2008 Equity Plan authorizes the issuance of up to 6,417,000 shares of our common stock, of which there were 118,813 shares remaining available for grant as of December 31, 2013 (the “share reserve”). Each grant of restricted stock, RSUs, phantom stock or performance share awards under the 2008 Equity Plan (other than those settled in cash) reduces the reserve available for grant under the 2008 Equity Plan by 1.19 shares for every share subject to such grant (1.33 shares for grants made prior to May 13, 2009 and 1.14 shares for grants made on or after May 13, 2009 and prior to May 11, 2011). Awards under the 2008 Equity Plan that provide for settlement solely in cash (and not common shares) do not count against the share reserve. Absent this reserve adjustment for restricted stock, RSUs, phantom stock or performance share awards, our shares remaining available for grant under the 2008 Equity Plan would have been 716,350 shares as of December 31, 2013.
Unless otherwise described below, awards under the Equity Plans include the following terms:

•
Generally, stock options vest 50% on each of the third and fourth anniversaries of the grant date, while restricted stock, restricted stock units and performance share awards vest 100% on the third anniversary of the grant date. All awards require the grantee to remain in service with us through the vesting period, except in the event of the grantee’s death, disability, retirement or upon a change of control.

•	Generally, the awards vest upon a grantee’s death, disability or retirement.

•
Awards granted prior to May 13, 2009 generally vest upon a change of control, defined as: (i) the acquisition by any third party of the beneficial ownership of 40% or more of our outstanding common stock (20% or more of our outstanding common stock for awards under the 1995 Equity Plan); (ii) the purchase by any third party of substantially all of our assets; or (iii) during any 24-month period, a change in 75% of the members of the Board with 75% of the prior members of the Board not approving such change.

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

In the event of a hypothetical change of control as of December 31, 2013, we estimate that the vesting of awards would have resulted in a pretax accounting charge to us of approximately $31.9 million, representing the acceleration of compensation expense assuming all “double trigger” vesting occurred.
In addition to the 2008 Equity Plan, we have granted long-term incentive awards pursuant to a long-term performance-based incentive cash program. This program is conducted pursuant to two plans, the Radian Group Inc. 2008 Long-Term Performance Cash Plan (the “Officer LTI Plan”) and the 2008 Executive Long-Term Incentive Cash Plan (the “Executive LTI Plan” and together with the Officer LTI Plan, the “Cash Based LTI Plans”). Participants in the Cash Based LTI Plans include certain officers of Radian Group and its subsidiaries. In 2008, we granted awards under the Officer LTI Plan for which performance was based on our stock price growth (above a minimum threshold price), with a range of possible payouts corresponding to ranges of stock prices achieved. In addition to the 2008 award under the Officer LTI Plan, the Compensation and Human Resources Committee of the Board (the “Compensation Committee”) has granted cash incentive awards under the Cash Based LTI Plans that are not directly correlated with our stock price, but contain discretionary payments based on various operating performance metrics. See “—Other Compensation Programs” below.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

We use the Monte Carlo valuation model to determine the fair value of all cash-settled awards where stock price is a factor in determining the vesting, as well as for cash or stock settled performance awards where there exists a similar stock price based market condition (we refer to these awards as “Market Condition Awards”). The Monte Carlo valuation model incorporates multiple input variables, including expected life, volatility, risk-free rate of return and dividend yield for each award to estimate the probability that a vesting condition will be achieved. In determining these assumptions for the Monte Carlo valuations, we consider historic and observable market data.
Depending on certain characteristics of the awards granted under the various compensation programs noted above, they are accounted for as either liabilities or equity instruments. The following table summarizes awards outstanding and compensation expense recognized for each type of share-based award as of and for the periods indicated:

	December 31,
($ in thousands)	2013		2012		2011
Share-Based Compensation Programs	Liability Recorded/ Equity Instruments Outstanding	Compensation Cost Recognized (1)	Liability Recorded/ Equity Instruments Outstanding	Compensation Cost Recognized (1)	Liability Recorded/ Equity Instruments Outstanding	Compensation Cost Recognized (1)
Liabilities:
RSUs—Cash-Settled	$104,114	$79,322	$26,164	$21,301	$5,229	$480
SARs—Cash-Settled	8,195	8,544	4,602	3,498	1,156	(5,229)
Officer LTI Plan	—	—	—	—	—	32
Liabilities	$112,309	87,866	$30,766	24,799	$6,385	(4,717)
Equity:
Stock Options	3,989,641	2,488	4,402,344	1,787	3,472,762	1,558
Phantom Stock	284,645	3	343,094	4	518,441	5
RSUs—Equity Settled	1,273,556	4,336	990,881	1,466	505,183	1,717
Restricted Stock	—	21	131,374	57	324,778	120
Employee Stock Purchase Plan (“ESPP”)		267		253		348
Equity		7,115		3,567		3,748
Total all share-based plans		$94,981		$28,366		$(969)
______________

(1)
For purposes of calculating compensation cost recognized, we generally consider time-vested awards effectively vested (and we recognize the full compensation costs) when grantees become retirement eligible. However, under the terms of our stock option awards granted in 2013, 2012 and 2011, legal vesting for retirement occurs when the grantee actually separates from service, with the exception of certain senior executives for whom vesting remains dependent on the stock price hurdle being met regardless of when the executive separates from service. Performance-based RSU awards granted in 2013, 2012 and 2011 provide that vesting remains dependent on the Company’s performance for the full term of the awards notwithstanding the grantee’s earlier retirement.

The following table reflects additional information regarding all share-based awards for the years indicated:

	Year Ended December 31,
($ in thousands except per-share amounts)	2013	2012	2011
Total compensation cost recognized	$94,981	$28,366	$(969)
Less: Costs deferred as acquisition costs	1,769	465	171
Stock-based compensation expense impact on net (loss) income before income taxes—increase (decrease)	$93,212	$27,901	$(1,140)
Stock-based compensation expense impact on net (loss) income—decrease (increase)	$60,588	$18,136	$(741)
Stock-based compensation expense impact on diluted (loss) income per share—increase (decrease)	$0.36	$0.14	$(0.01)

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

RSUs (Cash-Settled)
Performance-Based RSUs— In 2012 and 2011, the Compensation Committee granted a total of 2,211,640 and 3,004,730, respectively, of performance-based RSUs (to be settled in cash) to eligible officers under the 2008 Equity Plan. These performance-based RSUs entitle grantees to a cash amount equal to the fair market value of RSUs that have vested at the end of a three-year performance period. There were no performance-based RSUs (to be settled in cash) granted in 2013.
Vesting of awards granted to executive officers in 2012 is dependent upon (1) Radian Group’s absolute “total stockholder return” (“TSR”) compared to the relative TSR of the companies listed on the NASDAQ 100 Financial Index and our most directly comparable mortgage insurance peer, and (2) Radian Group’s relative TSR (“2012 Relative TSR Measure”), in each case measured over a three-year performance period. The maximum payout at the end of the three-year performance period is 200% of a grantee’s target number of RSUs. If Radian Group’s absolute TSR during the performance period is negative, none of the performance-based RSUs granted to executive officers will vest. If Radian Group’s absolute TSR is positive, the payout will be determined based on an analysis of Radian Group’s relative TSR and absolute TSR.
Vesting of awards granted to non-executive officers in 2012 is subject to the same terms as the executive officer awards, except that the non-executive officer awards are not subject to the 2012 Relative TSR Measure.
Vesting of awards granted to both non-executives and executives in 2011 is dependent upon the performance of Radian Group’s TSR compared to TSRs of the Peer Groups, with a maximum payout at the end of the three-year performance period of 200% of a grantee’s target number of RSUs.
Vesting of the performance-based RSUs awarded to executives and non-executives in 2010 was based on two factors, both equally weighted at 50% of the total performance target: (1) the performance of Radian Group’s relative TSR compared to the TSRs of an industry peer group, with a maximum payout of 100% of the peer target (i.e., 50% of the total performance target); and (2) the performance of Radian Group’s relative TSR compared to the TSRs of companies included in the S&P MidCap 400® index, with a maximum payout of 150% of the index target (i.e., 50% of the total performance target). Upon the occurrence of certain corporate events involving one or more companies included in the industry peer group, the performance goals for the entire award (between 0% and 150% of the total target award) would then be based on Radian Group’s relative TSR compared to the TSRs of companies included in the S&P MidCap 400® index. This award vested at 50% of target in 2013.
In general, pursuant to the terms of the 2012 and 2011 award agreements, in the event of a grantee’s retirement, the award will continue to vest and be paid in accordance with the achievement of the Company’s TSR performance goals as of the stated vesting date. Each RSU was granted at full value with no exercise price. The RSUs do not entitle the grantees to voting or dividend rights.
Timed-Vested RSUs—In 2013 and 2012, the Compensation Committee awarded to certain non-executives 7,670 and 151,154, respectively, of time-vested RSUs (to be settled in cash) under the 2008 Equity Plan. In 2010, the Compensation Committee awarded to our non-employee directors 108,921 time-vested RSUs (to be settled in cash) under the 2008 Equity Plan. The estimated fair value of the time-vested RSUs is based on the closing price of our common stock on the measurement date. These RSU awards entitle award recipients to a cash amount equal to the closing price of our common stock on the New York Stock Exchange (“NYSE”) on the vesting date for employees or the conversion date for non-employee directors (generally defined as a director’s termination of service with us). These RSU awards vest in their entirety three years from the date of grant, or earlier, upon retirement, death or disability.
SARs (Cash-Settled)
In 2010 and 2009, the Compensation Committee awarded 192,100 and 1,623,500, respectively, of cash-settled SARs under the 2008 Equity Plan. The award of SARs entitles grantees to receive a cash amount equal to the excess of the closing share price of our common stock on the date of exercise over the grant price (the closing share price of our common stock on the date of grant). The exercise prices of the SARs awarded in 2010 and 2009 were $10.42 and $2.68 per share, respectively. As of December 31, 2013, the estimated fair value of the SARs awarded in 2010 and 2009 was $4.23 and $11.44 per share, respectively. The SARs have a five-year term and vest 50% on the third and fourth anniversaries of the date of grant. Any SARs remaining at the end of the five-year period will be automatically exercised and paid to the grantee.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Non-Qualified Stock Options
Information with regard to stock options for the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2012	4,402,344	$15.82
Granted	279,650	13.99
Exercised	(25,100)	2.48
Forfeited	(17,054)	4.46
Expired	(650,199)	47.71
Outstanding, December 31, 2013	3,989,641	10.63
Exercisable, December 31, 2013	1,699,608	18.72
Available for grant, December 31, 2013	123,859
The weighted average grant date fair value per share of the stock options granted during 2013, 2012 and 2011 was $10.95, $1.92 and $3.33, respectively. The amount of cash received from the exercise of stock options for the year ended December 31, 2013 was approximately $0.06 million. The total intrinsic value of options exercised (measured as of the date of exercise) during the year ended December 31, 2013 was $0.2 million and the related tax benefit was approximately $0.06 million. There were no stock options exercised in 2012 or 2011. The total intrinsic value of the stock options outstanding at December 31, 2013 and December 31, 2012 was $27.0 million and $7.8 million, respectively, based on the closing price of our common stock as of such dates relative to the exercise prices for such stock options. There was no total intrinsic value for the stock options outstanding at December 31, 2011, due to the exercise prices for such stock options exceeding the closing price of our common stock.
Upon the exercise of stock options, we generally issue shares from the authorized, unissued share reserves when the exercise price is less than the treasury stock repurchase price and from treasury stock when the exercise price is greater than the treasury stock repurchase price.
The table below summarizes information regarding fully vested stock options as of December 31, 2013:

($ in millions, except per-share amounts)	Outstanding and Exercisable
Number of options vested	1,699,608
Fair value of options vested during the year	$0.9
Weighted-average exercise price per share	$18.72
Aggregate intrinsic value (excess market price over exercise price)	$5.3
Weighted-average remaining contractual term of options (in years)	1.0 years
The following table summarizes information concerning outstanding and exercisable options at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.45 - $3.58	2,250,190	6.20	$2.73	419,700	$2.48
$5.76 - $7.06	75,143	4.18	6.88	—	—
$10.42 - $13.99	491,450	6.75	12.43	107,050	10.42
$20.34	946,400	0.70	20.34	946,400	20.34
$45.95	226,458	0.11	45.95	226,458	45.95
	3,989,641	2.73		1,699,608

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

In 2013 and 2012, we used the Monte Carlo valuation model in determining the grant date fair value of performance-based stock options issued to executives and non-executives. Prior to 2012, we used the Black-Scholes valuation model in determining the grant date fair value of all stock options issued to executives, non-executives and non-employee directors. Each of these was determined using the assumptions noted in the following table:

	Year Ended December 31,
	2013	2012	2011
Expected life (years) (1)	(2)	(3)	6 years
Risk-free interest rate (4)	1.96%	1.66%	1.88%
Volatility (5)	94.63%	96.97%	114.51%
Dividend yield	0.07%	0.41%	0.28%
 ______________

(1)	In 2011, the expected life of stock options granted was estimated to be less than the full term of the options awarded. The expected life is estimated using historical data.

(2)	In 2013, we used a Monte Carlo valuation, which assumes a derived service period of between 3.02 years and 4 years instead of an expected life assumption.

(3)	In 2012, we used a Monte Carlo valuation, which assumes a derived service period of between 3.14 years and 4 years instead of an expected life assumption.

(4)	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

(5)	Volatility is determined at the date of grant using historical share price volatility and expected life of each award.
For stock option awards granted in 2013, 2012 and 2011, in addition to the time-based vesting requirements, the options contain a performance hurdle whereby the options will only vest if the closing price of our common stock on the NYSE exceeds $17.49 (125% of the option exercise price), $4.90 (200% of the option exercise price) and $4.48 (125% of the option exercise price), respectively, for ten consecutive trading days ending on or after the third anniversary of the date of grant.
We elected to apply the short-cut method in accounting for the windfall tax benefits under the accounting standard regarding share-based payment. Should future offsets to the windfall resulting from cancellations, expirations or exercise shortfalls exceed the balance of $15.3 million at December 31, 2013, the excess would be reflected in the consolidated statements of operations.
Phantom Stock
In the past, the Compensation Committee has granted phantom stock awards to non-employee directors under the Equity Plans, which entitle grantees to receive shares of our common stock on the conversion date (generally defined as a grantee’s termination of service with us). The estimated fair value of phantom stock is based on the closing share price of our common stock as reported by the NYSE on the date of grant. All outstanding shares of phantom stock are fully vested. Each share of phantom stock was granted at full value with no exercise price and accrues dividend equivalents until the conversion (as defined above). Upon conversion, all phantom stock will be paid in whole shares of our common stock, with fractional shares paid in cash. At December 31, 2013, there were approximately 4,268 dividend-equivalent phantom shares accrued that were not included in the total number of our outstanding shares. The cost recognized for these awards was recognized on a straight-line basis over the vesting period.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

RSUs (Equity Settled)
Performance-Based RSUs—In 2013, the Compensation Committee granted to officers a total of 435,970 performance-based RSUs to be settled in common stock. No performance-based RSUs (equity settled) were awarded in 2012 or 2011.
Vesting of awards granted to executive officers in 2013 is dependent upon (1) Radian Group’s absolute TSR compared to the relative TSR of the companies listed on the NASDAQ Financial Index and our most directly comparable mortgage insurance peer, and (2) Radian Group’s relative TSR (“2013 Relative TSR Measure”), in each case measured over a three-year performance period. The maximum payout at the end of the three-year performance period is 200% of a grantee’s target number of RSUs, subject to a maximum cap of 6 times the value of the grantee’s award on the grant date. If Radian Group’s absolute TSR during the performance period is negative, the maximum payout percentage will be 50% of target. If Radian Group’s absolute TSR is positive, the payout will be determined based on an analysis of Radian Group’s relative TSR and absolute TSR. Vesting of awards granted to non-executive officers in 2013 is subject to the same terms as the executive officer awards, except that the non-executive officer awards are not subject to the 2013 Relative TSR Measure.
The grant date fair value of performance-based RSUs is determined using the Monte Carlo valuation model. The following are assumptions used in our calculation of the 2013 grant date fair value of performance-based RSUs to be settled in common stock:

2013
Expected life	3 years
Risk-free interest rate	0.4%
Volatility	81.8%
Dividend yield	0.07%
Time-Vested RSUs—In 2013, the Compensation Committee granted a total of 102,618 shares of time-vested RSUs to be settled in common stock, including 13,260 shares awarded to non-executive officers and 89,358 shares awarded to non-employee directors. In 2012, the Compensation Committee granted a total of 558,216 shares of time-vested RSUs to be settled in common stock, including 7,812 shares awarded to non-executive officers and 550,404 shares awarded to non-employee directors. In 2011, the Compensation Committee granted a total of 323,866 shares of time-vested RSUs to be settled in common stock, including 77,027 shares awarded to employees and 246,839 shares awarded to non-employee directors. The grant date fair value of the time-vested RSUs was calculated based on the fair market value of our common stock on the NYSE on the date of grant and is recognized as compensation expense over the vesting period. The 2013 awards to non-executive officers and non-employee directors are subject to three-year cliff vesting.
Information with regard to RSUs to be settled in stock for the periods indicated is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2012	990,881	$5.09
Granted	538,588	13.55
Vested	(162,317)	8.27
Forfeited	(93,596)	12.02
Unvested, December 31, 2013	1,273,556	$7.75

Restricted Stock
In 2009, the Compensation Committee granted 375,500 shares of restricted stock. No shares of restricted stock were granted during 2013, 2012 or 2011. The estimated grant date fair value of restricted stock is based on the closing share price of our common stock on the NYSE on the date of grant. All restrictions imposed under a restricted stock grant lapse after the applicable restriction period. The holders of restricted stock are entitled to vote their restricted shares and to receive cash dividends. Each share of restricted stock is granted at full value with no exercise price. The restricted stock generally vested 50% after three years and 50% after four years. The cost recognized for these awards was based on the fair value at date of grant and was recognized as compensation expense over the applicable vesting period.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Information with regard to restricted stock for the periods indicated is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2012	131,374	$2.72
Vested	(131,374)	2.72
Unvested, December 31, 2013	—	$—
Employee Stock Purchase Plan
We have an ESPP, the Radian Group Inc. 2008 Employee Stock Purchase Plan (the “2008 ESPP”) under which 2,000,000 shares of our authorized but unissued common stock have been reserved for issuance. Under the 2008 ESPP, we sold 95,287, 204,834 and 158,676 shares to employees during the years ended December 31, 2013, 2012 and 2011, respectively.
The 2008 ESPP is designed to allow eligible employees to purchase shares of our common stock at a discount of 15% off the lower of the fair market value of our common stock at the beginning-of-period or end-of-period (each period being the first and second six calendar months in a calendar year).
The following are assumptions used in our calculation of ESPP compensation expense during 2013:

	January 1, 2013	July 1, 2013
Expected life	6 months	6 months
Risk-free interest rate	0.50%	0.41%
Volatility	79.91%	58.64%
Dividend yield	0.08%	0.04%
Unrecognized Compensation Expense
As of December 31, 2013, 2012 and 2011, unrecognized compensation expense related to the unvested portion of all of our share-based awards was approximately $31.9 million, $22.4 million and $7.4 million, respectively. Absent a change of control under the Equity Plans, this expense is expected to be recognized over a weighted average period of approximately two years.
Other Compensation Programs
In 2009 and 2010, the Compensation Committee granted awards under the Cash Based LTI Plans with performance for 50% of the award measured over a three-year performance period and 50% of the award measured over a four-year performance period based on the following performance measures: (1) mortgage insurance market share; (2) capital management; (3) mortgage insurance credit quality; (4) expense management; and (5) operating profitability. No awards were granted in 2013, 2012 or 2011 under the Cash Based LTI Plans. Compensation costs recognized related to non-share-based awards under the Officer LTI Plan were $0.5 million, $0.7 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Compensation costs recognized related to non-share-based awards under the Executive LTI Plan were $1.6 million, $0.7 million and $5.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

16. Benefit Plans
We have a non-qualified restoration plan (the “Benefit Restoration Plan” or “BRP”). The BRP is intended to provide additional retirement benefits to each of our employees who is eligible to participate in the Radian Group Inc. Savings Incentive Plan (“Savings Plan”) and whose benefits under the Savings Plan are limited by applicable IRS limits on eligible compensation. The plan: (1) mandates a lump sum form of payment (rather than offering an annuity election) for participants who separate from service after 2007; (2) delinks discretionary contributions under the BRP from discretionary contributions under the Savings Plan; (3) provides us with flexibility to waive the eligibility requirements for discretionary contributions under the BRP to allow otherwise ineligible employees, such as those involuntarily terminated during the year, to participate in such contributions; and (4) conforms the BRP to the final regulations under Section 409A of the Internal Revenue Code.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

We surrendered certain of the split-dollar life insurance policies issued under our prior supplemental retirement plan to fund the BRP. Each participant in the prior plan received an initial balance in the BRP equal to the present value of the participant’s benefit under the split-dollar life insurance policy as of January 1, 2007. As of December 31, 2013, we had $10.8 million of split-dollar life insurance policies outstanding. The expense for our BRP for the years ended December 31, 2013, 2012 and 2011 was immaterial to our financial statements.
The assumed discount rate for our BRP is based on assumptions intended to estimate the actual termination liability of the plan. The discount rate is a composite rate used to approximate the actual termination liability comprised of lump sum payments and an annuity purchase.
The Savings Plan covers substantially all of our full-time and all of our part-time employees. Participants can contribute up to 100% of their base earnings as pretax and/or after-tax (Roth IRA) contributions up to a maximum amount of $17,500 for 2013. The Plan also includes a catch-up contribution provision whereby participants who are or will be age 50 and above during the Plan year, may contribute an additional contribution. The maximum catch-up contribution for Plan Year 2013 was $5,500. We will match up to 100% of the first 6% of base earnings contributed in any given year. Our expense for matching funds for the years ended December 31, 2013, 2012 and 2011 was $3.1 million, $2.9 million and $3.5 million, respectively.
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

We have a voluntary deferred compensation plan for senior officers and a voluntary deferred compensation plan for our directors. The voluntary deferred compensation plans allow: (1) senior officers to defer receipt of all or a portion of their annual cash incentive award and/or the payment date of their equity compensation; and (2) directors to defer receipt of all or a portion of their cash compensation and/or the payment date of their equity compensation. Under the plans, a participant must make a binding written election before the year in which compensation is to be earned to defer compensation payouts for at least two full calendar years beyond the year in which such compensation would have been paid.
Participants’ accounts are distributed at the dates specified in their deferral election forms or, in certain cases, upon an earlier termination of employment or service.
The deferred compensation plan amounts are not funded and are not segregated from our general assets. Accordingly, participants in each plan are general unsecured creditors of Radian Group with respect to the amounts due under the plans. The amount recorded as deferred compensation expense for the years ended December 31, 2013, 2012 and 2011 was immaterial to our financial statements.
Contributions
We contributed nominal amounts to other postretirement benefit plans in 2013.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

17. Commitments and Contingencies
Legal Proceedings
We are routinely involved in a number of legal actions and proceedings, the outcome of which are uncertain. The legal proceedings could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. In accordance with applicable accounting standards and guidance, we establish accruals for a legal proceeding only when we determine both that it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. We accrue the amount that represents our best estimate of the probable loss; however, if we can only determine a range of estimated losses, we accrue an amount within the range that, in our judgment, reflects the most likely outcome, and if none of the estimates within the range is more likely, we accrue the minimum amount of the range.
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
On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken Loans Inc. (“Quicken”) in the U.S. District Court for the Eastern District of Pennsylvania. On September 5, 2012, Radian Guaranty filed an amended complaint. Radian Guaranty’s complaint, as amended, seeks a declaratory judgment that it properly rescinded mortgage insurance coverage under Radian Guaranty’s master insurance policy and delegated underwriting endorsement for approximately 220 home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process. The approximately 220 home mortgage loans relate to an aggregate RIF of approximately $13 million. On October 25, 2012, Quicken answered Radian Guaranty’s amended complaint and asserted counterclaims against Radian Guaranty for alleged breach of contract and bad faith. On November 19, 2012, Radian Guaranty moved to dismiss Quicken’s counterclaims. On October 28, 2013, the court granted Radian Guaranty’s motion to dismiss in part and denied it in part. The court ruled that Quicken could not pursue a tort theory of bad faith and that Quicken had not stated a basis to toll the statute of limitations for any claims arising after the lawsuit was filed. The court permitted Quicken’s remaining claims to proceed at this stage. Discovery has commenced in this litigation. The parties have agreed to increase the loans that are at issue from 220 loans to approximately 450 loans relating to an aggregate RIF of approximately $24 million. This litigation is in the early stages of the proceedings, and therefore, we are unable to estimate whether a loss is reasonably possible in this matter.
We have been named as a defendant in a number of putative class action lawsuits alleging, among other things, that our captive reinsurance agreements violate the Real Estate Settlement Procedures Act of 1974 (“RESPA”). On December 9, 2011, an action titled Samp v. JPMorgan Chase Bank, N.A. (the “Samp case”), was filed in the U.S. District Court for the Central District of California. The defendants are JPMorgan Chase Bank, N.A., its affiliates (collectively, “JPMorgan”), and several mortgage insurers, including Radian Guaranty. The plaintiffs purport to represent a class of borrowers whose loans allegedly were referred to mortgage insurers by JPMorgan in exchange for reinsurance agreements between the mortgage insurers and JPMorgan’s captive reinsurer. Plaintiffs assert violations of RESPA. On October 4, 2012, Radian Guaranty filed a motion to dismiss on a number of grounds, and on May 7, 2013, the court granted the motion and dismissed the plaintiffs’ claims with prejudice. The court ruled that the plaintiffs could not state a claim against Radian Guaranty because it did not insure their loans, and, in addition, ruled that their claims were barred by the statute of limitations. On June 5, 2013, plaintiffs appealed these rulings to the U.S. Court of Appeals for the Ninth Circuit. On November 9, 2013, plaintiffs voluntarily dismissed their appeal.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Each of the cases described below are putative class actions (with alleged facts substantially similar to the facts alleged in the Samp case discussed above) in which Radian Guaranty has been named as a defendant:

•
On December 30, 2011, a putative class action under RESPA titled White v. PNC Financial Services Group was filed in the U.S. District Court for the Eastern District of Pennsylvania. On September 29, 2012, plaintiffs filed an amended complaint. In this case, Radian Guaranty has insured the loan of one of the plaintiffs. On November 26, 2012, Radian Guaranty filed a motion to dismiss the plaintiffs’ claims as barred by the statute of limitations. On June 20, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on July 5, 2013, reasserting a putative claim under RESPA on substantially the same allegations. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on July 22, 2013.

•
On January 13, 2012, a putative class action under RESPA titled Menichino, et al. v. Citibank, N.A., et al., was filed in the U.S. District Court for the Western District of Pennsylvania. Radian Guaranty was not named as a defendant in the original complaint. On December 4, 2012, plaintiffs amended their complaint to add Radian Guaranty as an additional defendant. In this case, Radian Guaranty has insured the loan of one of the plaintiffs. On February 4, 2013, Radian Guaranty filed a motion to dismiss the claims against it as barred by the statute of limitations. On July 19, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on August 16, 2013, reasserting a putative claim under RESPA on substantially the same allegations. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on September 17, 2013. The court denied Radian Guaranty’s motion on February 4, 2014, without prejudice to Radian Guaranty’s ability to raise the statute of limitations bar on a motion for summary judgment.

•
On April 5, 2012, a putative class action under RESPA titled Manners, et al. v. Fifth Third Bank, et al. was filed in the U.S. District Court for the Western District of Pennsylvania. On September 28, 2012, plaintiffs filed an amended complaint adding three borrowers whose loans were insured by Radian Guaranty. On November 28, 2012, Radian Guaranty moved to dismiss plaintiffs’ claims as barred by the statute of limitations. On July 19, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on August 16, 2013, reasserting a putative claim under RESPA on substantially the same allegations. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on September 17, 2013. The court denied Radian Guaranty’s motion on February 5, 2014, without prejudice to Radian Guaranty’s ability to raise the statute of limitations bar on a motion for summary judgment.

•
On June 28, 2012, a putative class action under RESPA titled Cunningham, et al. v. M&T Bank Corporation, et al. was filed in the U.S. District Court for the Middle District of Pennsylvania. On October 9, 2012, plaintiffs filed an amended complaint in which they added one With respect to the Samp case and the other similar putative class actions discussed above, Radian Guaranty believes that the claims are without merit and intends to vigorously defend itself against these claims. We are not able to estimate the reasonably possible loss or range of loss for these matters because the proceedings are in a very preliminary stage and there is uncertainty as to the likelihood of a class being certified or the ultimate size of a class.

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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

In addition to the private lawsuits discussed above, we and other mortgage insurers have been subject to inquiries from the Minnesota Department of Commerce and the Office of the Inspector General of the U.S. Department of Housing and Urban Development (“HUD”), requesting information relating to captive reinsurance. We have cooperated with these requests for information. The Dodd-Frank Act amended RESPA and transferred the authority to implement and enforce RESPA from HUD to the Consumer Financial Protection Bureau (“CFPB”). In January 2012, we and other mortgage insurers received a request for information and documents from the CFPB relating to captive reinsurance arrangements, and in June 2012, we and other mortgage insurers received a Civil Investigative Demand from the CFPB as part of its investigation to determine whether mortgage lenders and private mortgage insurance providers engaged in acts or practices in violation of the Dodd-Frank Act, RESPA and the Consumer Financial Protection Act. On April 4, 2013, we reached a settlement with the CFPB, which was approved by the U.S. District Court for the Southern District of Florida on April 9, 2013. The settlement concludes the investigation with respect to Radian Guaranty without the CFPB making any findings of wrongdoing. As part of the settlement, Radian Guaranty agreed not to enter into new captive reinsurance arrangements for a period of ten years and to pay a civil penalty of $3.75 million. We have not entered into any new captive reinsurance arrangements since 2007. During the high-claim years that followed the most recent economic downturn, captive arrangements have proven to represent a critical component of our loss mitigation strategy, effectively serving as designed to protect our capital position during a period of stressed losses. As of December 31, 2013, we had received total cash reinsurance recoveries from these captive reinsurance arrangements of approximately $800 million. In August 2013, Radian Guaranty and other mortgage insurers received a draft Consent Order from the Minnesota Department of Commerce, containing proposed conditions and unspecified penalties, to resolve its outstanding inquiries related to captive reinsurance arrangements involving mortgage insurance in Minnesota. We continue to cooperate with the Minnesota Department of Commerce and are engaged in active discussions with them with respect to their inquiries, including various alternatives for resolving this matter. We cannot predict the outcome of this matter or whether additional actions or proceedings may be brought against us.
We are also currently contesting proposed adjustments resulting from the examination by the IRS of our 2000 through 2007 consolidated federal income tax returns. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests currently held by RGRI, one of our wholly-owned subsidiaries. The proposed adjustments relating to the 2000 through 2007 tax years, if sustained, will result in additional income taxes of approximately $128 million plus proposed penalties of approximately $42 million. Additionally, we would incur interest on any sustained adjustments. After several attempts to reach a compromised settlement, we were notified in January 2013 that Appeals rejected our latest offer and plans to issue the formal notice of deficiency. Upon receipt of that notice, we will have 90 days to pay the deficiency amount or petition the U.S. Tax Court to litigate the matter. Litigation of the deficiency amount may result in substantial legal expenses and the litigation process could take several years to resolve. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS may ultimately be reached. See Note 13 for additional information.
Under our master insurance policy, any suit or action arising from any right of an insured under the policy must be commenced within two years after such right first arose for primary insurance and within three years for certain other policies, including certain pool insurance policies. We continue to face a number of challenges from certain lender and servicer customers regarding our insurance rescissions and claim denials, which have resulted in some reversals of our decisions regarding rescissions or denials. We are currently in discussions with customers regarding rescissions and claim denials, which if not resolved, could result in arbitration or additional judicial proceedings. The assumptions embedded in our estimated default to claim rate on our in-force defaulted inventory includes an adjustment to our estimated rescission and denial rate to account for the fact that we expect a certain number of previously rescinded policies and denied claims ultimately to be paid, as a result of valid challenges by such policy holders. See Note 9 for further information.
Further, we have identified a significant number of loans in our total defaulted portfolio (in particular, our older defaulted portfolio) for which “appropriate proceedings” (actions or proceedings such as foreclosure that provide the insured with title to the property) may not have been commenced within the outermost deadline in our master insurance policy. We currently are in discussions with the servicers for these loans regarding this potential violation and our corresponding rights under the master insurance policy. While we can provide no assurance regarding the outcome of these discussions or the ultimate resolution of these issues, it is possible that these discussions could result in arbitration or legal proceedings.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The elevated levels of our loss mitigation activities (related to servicer negligence) have led to an increased risk of litigation by lenders, policyholders and servicers challenging our right to rescind coverage, deny claims or curtail claim amounts. Although we believe that our loss mitigation actions are justified under our policies, if we are not successful in defending these actions, we may need to reassume the risk on and increase loss reserves for previously rescinded policies or pay additional claims on curtailed amounts. See Note 9 for further information.
Other
Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities). To allow our customers to comply with these regulations at that time, we typically were required, depending on the amount of credit enhancement we were providing, to provide; (1) audited financial statements for the insurance subsidiary participating in the transaction; or (2) a full and unconditional holding company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving approximately $133.5 million of remaining credit exposure as of December 31, 2013.
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
As part of the non-investment-grade allocation component of our investment program, we had unfunded commitments of $8.2 million at December 31, 2013, related to alternative investments that are primarily private equity structures. These commitments have capital calls expected through 2015, with the possibility of additional calls through 2017, and certain fixed expiration dates or other termination clauses.
Our mortgage insurance business provides an outsourced underwriting service to its customers known as contract underwriting. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer, by purchasing the loan or placing additional mortgage insurance coverage on the loan, or by indemnifying the customer against loss up to a maximum specified amount. By providing these remedies, we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. Beginning in 2008, we limited the recourse available to our contract underwriting customers to apply only to those loans that are simultaneously underwritten for compliance with secondary market compliance and for potential mortgage insurance. In 2013, we paid losses related to contract underwriting remedies of approximately $2.1 million. Rising mortgage interest rates or further economic uncertainty may expose our mortgage insurance business to an increase in such costs. In 2013, our provision for contract underwriting expenses was approximately $2.1 million and our reserve for contract underwriting obligations at December 31, 2013 was approximately $3.7 million. We monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters.
In January 2014, Radian Asset Assurance received a series of claims totaling €5.8 million ($7.9 million) from one of its trade credit and surety ceding companies related to surety bonds for Spanish housing cooperative developments. The ceding company is still in the process of settling additional similar claims, so the ultimate amount the ceding company will claim is uncertain. Based on information we received from the ceding company and the advice of our legal advisors, we believe that these claims are subject to a number of defenses, including that the risk under these surety bonds was not eligible for cession to Radian Asset Assurance under the terms and conditions of the applicable reinsurance treaties. We have, therefore, rejected all claims related to these surety bonds and have not recorded a liability with respect to any of these claims, because we do not believe that a loss is probable. Without giving any consideration to our defenses, we believe the possible liability range for these surety bonds is from €5.8 million ($7.9 million), representing the amount the ceding company has claimed from Radian Asset Assurance based on the claims they have reported paid through December 31, 2013, to €19.3 million ($26.6 million), representing our estimate of the aggregate potential liability for current and future claims related to these surety bonds.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

We have incentive, retention and severance agreements with certain employees in our financial guaranty business. The total cost expected to be incurred under these agreements is $12.1 million, of which $2.3 million of unearned retention expense has not been recorded as of December 31, 2013. The remaining cost for these agreements is expected to be recorded by the end of 2015.
We lease office space for use in our operations. The lease agreements, which expire periodically through March 2024, contain provisions for scheduled periodic rent increases. Net rental expense in connection with these leases totaled $4.3 million in 2013, $5.6 million in 2012 and $5.0 million in 2011. The commitment for non-cancelable operating leases in future years is as follows:

(In thousands)
2014	$12,876
2015	10,544
2016	5,106
2017	3,485
2018	608
Thereafter	3,893
$36,512
The commitment for non-cancelable operating leases in future years has not been reduced for future minimum receipts expected from sublease rental payments aggregating approximately $9.5 million at December 31, 2013.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

18. Quarterly Financial Data (Unaudited)

(In thousands, except per share information)	2013 Quarters
	First	Second	Third	Fourth	Year
Net premiums earned—insurance	$192,588	$213,124	$211,984	$213,198	$830,894
Net investment income	26,873	27,615	26,732	26,868	108,088
Net losses on investments (1)	(5,505)	(130,254)	(7,132)	(6,829)	(149,720)
Net change in fair value of derivative instruments (2)	(167,670)	86,535	10,778	38,586	(31,771)
Net (losses) gains on other financial instruments (3)	(5,675)	1,188	902	(1,151)	(4,736)
Provision for losses (4)	132,059	140,291	157,174	137,610	567,134
Policy acquisition and other operating expenses	97,295	70,987	78,932	78,978	326,192
Net (loss) income (5)	(187,500)	(33,172)	(12,682)	36,369	(196,985)
Diluted net (loss) income per share (6)(7)	$(1.30)	$(0.19)	$(0.07)	$0.19	$(1.18)
Weighted average shares outstanding (6)	144,355	171,783	171,830	213,504	166,366

	2012 Quarters
	First	Second	Third	Fourth	Year
Net premiums earned—insurance	$167,365	$186,779	$190,963	$193,875	$738,982
Net investment income	34,713	30,877	25,635	23,112	114,337
Net gains on investments (1)	67,459	26,419	84,659	6,351	184,888
Net change in fair value of derivative instruments (2)	(72,757)	(33,124)	(41,056)	2,912	(144,025)
Net losses on other financial instruments (3)	(17,852)	(61,862)	(740)	(1,815)	(82,269)
Provision for losses (4)	266,154	210,868	176,352	305,797	959,171
Policy acquisition and other operating expenses	78,200	50,998	63,356	65,994	258,548
Net (loss) income	(169,232)	(119,259)	14,325	(177,302)	(451,468)
Diluted net (loss) income per share (6)(7)	$(1.28)	$(0.90)	$0.11	$(1.34)	$(3.41)
Weighted average shares outstanding (6)	132,465	132,346	134,033	132,525	132,533
 ______________

(1)
The 2013 and 2012 amounts reflect unrealized (losses) gains, respectively, on our trading securities. The 2012 amounts also reflect realized gains (losses) on investments in connection with the continued reallocation of our investment portfolio.

(2)
The change in fair value of derivative instruments for 2013 and 2012 reflects the volatility in the cumulative unrealized (loss) gain attributable to the market’s perception of our non-performance risk as a result of the changes in our CDS spread during both years. The 2013 amounts also reflect improvements in the credit spreads of the underlying securities.

(3)	The 2013 and 2012 periods primarily reflect fair value gains and losses on our VIE debt.

(4)
The results for 2013 reflect a continued decline in new defaults and positive development in our estimate of future losses on existing defaults. The results for the fourth quarter of 2012 include the effects of an increase in our IBNR reserve estimate.

(5)	Net income in the fourth quarter of 2013 reflects unrealized gains in the change in fair value of derivative instruments and a decline in the provision for losses in our mortgage insurance segment.

(6)	Diluted net (loss) income per share and average shares outstanding per the accounting standard regarding earnings per share.

(7)	Net (loss) income per share is computed independently for each period presented. Consequently, the sum of the quarters may not equal the total net (loss) income per share for the year.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

19. Net (Loss) Income Per Share
Basic net (loss) income per share is based on the weighted-average number of common shares outstanding, while diluted net (loss) income per share is based on the weighted-average number of common shares outstanding and common stock equivalents that would be issuable upon the exercise of stock options, other stock-based compensation arrangements, and the dilutive effect of our convertible debt.
The calculation of the basic and diluted net (loss) income per share was as follows:

	Year Ended December 31,
	2013	2012	2011
(In thousands, except share and per-share amounts)
Net (loss) income	$(196,985)	$(451,468)	$302,150
Average common shares outstanding	166,366	132,533	132,372
Increase in shares due to potential exercise of common stock equivalents—diluted basis	—	—	1,491
Adjusted shares outstanding—diluted	166,366	132,533	133,863
Net (loss) income per share—basic	$(1.18)	$(3.41)	$2.28
Net (loss) income per share—diluted	$(1.18)	$(3.41)	$2.26
As a result of our net loss in 2013 and 2012, 43,287,966 and 5,872,600 shares, respectively, of our common stock equivalents issued under our stock-based compensation arrangements and convertible debt were not included in the calculation of diluted net loss per share because they were anti-dilutive. For the year ended December 31, 2011, 2,490,462 shares of our common stock equivalents issued under our stock-based compensation arrangements and convertible debt were not included in the calculation of diluted net income per share as of such date because they were anti-dilutive.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2013 pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2013, using the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the 1992 framework in Internal Control-Integrated Framework, issued by the COSO, management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8 of this Annual Report on Form 10-K.
There was no change in the internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2013. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 11.	Executive Compensation.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2013. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2013. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Equity Compensation Plans
The following table sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2013. Each number of securities reflected in the table is a reference to shares of our common stock.

Plan Category (1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by stockholders (2)	5,547,842	(3)	$7.65	(4)	1,422,871	(5)
Equity compensation plans not approved by stockholders	—		—		—
Total	5,547,842	(3)	$7.65	(4)	1,422,871	(5)
__________________

(1)	The table does not include information for equity compensation plans assumed by us in mergers, under which we do not grant additional awards.

(2)	These plans consist of our 1995 Equity Plan, 2008 Equity Plan and our 2008 ESPP Plan.

(3)
Represents 3,989,641 non-qualified stock options and 284,645 shares of phantom stock issued under our 1995 Equity Plan and our 2008 Equity Plan and 1,273,556 Restricted Stock Units (“RSUs”) issued under our 2008 Equity Plan. Of the RSUs included herein, 432,440 are performance-based stock-settled RSUs that could potentially pay out between 0% and 200% of this represented target.

(4)
The shares of phantom stock and RSUs were granted at full value, and therefore, have a weighted average exercise price of $0. Excluding shares of phantom stock and RSUs from this calculation, the weighted average exercise price of outstanding non-qualified stock options was $10.63 at December 31, 2013.

(5)
Includes 118,813 shares available for issuance under our 2008 Equity Plan and 1,304,058 shares available for issuance under our 2008 ESPP Plan, in each case as of December 31, 2013. In January 2014, we issued 35,037 of the shares available for issuance under our 2008 ESPP Plan. As a result, 1,269,021 shares currently remain available for issuance under the 2008 ESPP Plan. When we obtained stockholder approval for our 2008 Equity Plan, we stated that we would not issue any additional shares under our 1995 Equity Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2013. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2013. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)

1.	Financial Statements—See the “Index to Consolidated Financial Statements” included in Item 8 of this report for a list of the financial statements filed as part of this report.
2.Financial Statement Schedules—See the “Index to Financial Statement Schedules” on page

249
of this report for a list of the financial statement schedules filed as part of this report.
3.Exhibits—See “Index to Exhibits” on page

250
of this report for a list of exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2014.

Radian Group Inc.

By:	/s/ SANFORD A. IBRAHIM
Sanford A. Ibrahim, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2014, by the following persons on behalf of the registrant and in the capacities indicated.

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

Radian Group Inc.
Schedule I
Summary of Investments—Other Than Investments in Related Parties
December 31, 2013

Type of Investment	Amortized Cost	Fair Value	Amount Reflected on the Balance Sheet
(In thousands)
Fixed-Maturities:
Bonds:
U.S. government and agency securities	$8,939	$9,106	$9,106
State and municipal obligations (1)	26,847	26,296	26,304
Corporate bonds and notes	11,951	12,045	12,045
RMBS	72,665	73,115	73,115
Other investments	341	341	341
Total fixed-maturities	120,743	120,903	120,911
Trading securities (2)	3,255,921	3,117,429	3,117,429
Equity securities available for sale:
Common stocks	77,758	129,939	129,939
Nonredeemable preferred stocks	348	5,229	5,229
Total equity securities available for sale	78,106	135,168	135,168
Short-term investments	1,429,227	1,429,228	1,429,228
Other invested assets	125,555	135,318	128,421
Total investments other than investments in related parties	$5,009,552	$4,938,046	$4,931,157
__________________

(1)	Held to maturity and available for sale.

(2)	Includes foreign government and agency securities.

Radian Group Inc.
Schedule II—Financial Information of Registrant
Balance Sheets
Parent Company Only

	December 31,
(In thousands, except share and per-share amounts)	2013	2012
Assets
Investments
Trading securities—at fair value	$5,240	$99,171
Short-term investments—at fair value	633,178	136,075
Other invested assets	—	16,666
Cash	4,304	2,978
Restricted cash	123	360
Investment in subsidiaries, at equity in net assets	1,419,360	1,234,229
Debt issuance costs	15,741	8,582
Due from affiliates, net	12,283	17,690
Property and equipment, at cost (less accumulated depreciation of $49,632 and $48,786)	1,281	1,344
Other assets	20,985	33,524
Total assets	$2,112,495	$1,550,619
Liabilities and Stockholders’ Equity
Accrued interest payable	5,551	3,959
Accrued compensation expense	132,848	46,835
Long-term debt	930,072	663,571
Federal income taxes—current and deferred	98,476	91,895
Other liabilities	5,903	8,034
Total liabilities	1,172,850	814,294
Common stockholders’ equity
Common stock: par value $.001 per share; 485,000,000 and 325,000,000 shares authorized at December 31, 2013 and December 31, 2012; 190,636,972 and 151,131,173 shares issued at December 31, 2013 and 2012, respectively; 173,099,515 and 133,647,216 shares outstanding at December 31, 2013 and 2012, respectively	191	151
Treasury stock, at cost: 17,537,457 and 17,483,957 shares at December 31, 2013 and 2012, respectively	(892,807)	(892,094)
Additional paid-in capital	2,347,104	1,967,414
Retained deficit	(552,226)	(355,241)
Accumulated other comprehensive income	37,383	16,095
Total common stockholders’ equity	939,645	736,325
Total liabilities and stockholders’ equity	$2,112,495	$1,550,619

See Supplemental Notes.

Radian Group Inc.
Schedule II—Financial Information of Registrant
Statements of Operations
Parent Company Only

	Year Ended December 31,
(In thousands)	2013	2012	2011
Revenues:
Net investment income	$4,300	$9,093	$15,890
Net (losses) gains on investments	(930)	8,816	24,603
Net (losses) gains on other financial instruments	(6,026)	9,180	1,085
Other income	—	3	3
Total revenues	(2,656)	27,092	41,581
Expenses:
Other operating expenses	—	2,690	—
Interest expense	37,087	17,756	16,132
Total expenses	37,087	20,446	16,132
(Loss) income before income taxes	(39,743)	6,646	25,449
Provision (benefit) for income taxes	9,234	(40,187)	(201,741)
Equity in net (loss) income of affiliates	(148,008)	(498,301)	74,960
Net (loss) income	$(196,985)	$(451,468)	$302,150

See Supplemental Notes.

Radian Group Inc.
Schedule II—Financial Information of Registrant
Statements of Cash Flows
Parent Company Only

	Year Ended December 31,
(In thousands)	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(196,985)	$(451,468)	$302,150
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Net losses (gains) on other investments	3,004	(1,821)	(24,603)
Losses (gains) on the repurchase of long-term debt	3,952	(16,175)	—
Equity in undistributed net loss (income) of subsidiaries and affiliates (1)	150,090	505,267	(495,954)
Increase (decrease) in federal income taxes	6,583	(7,145)	49,396
Depreciation and other amortization, net	30,286	18,603	17,185
Change in other assets	23,301	(17,708)	(3,801)
Change in other liabilities	85,450	25,336	90,895
Net cash provided by (used in) operating activities	105,681	54,889	(64,732)
Cash flows from investing activities:
Sales/redemptions of trading securities	9,000	153,992	151,840
Purchases of trading securities	—	(3)	(32,825)
(Purchases) sales of short-term investments, net	(496,979)	41,042	156,665
Sales of other assets, net	21,473	8,709	—
Purchases of property and equipment, net	(647)	(1,124)	(523)
Capital contributions to subsidiaries and affiliates (1)	(233,391)	(100,384)	(50,587)
Net cash (used in) provided by investing activities	(700,544)	102,232	224,570
Cash flows from financing activities:
Dividends paid	(1,632)	(1,335)	(1,330)
Proceeds/payments related to issuance or exchange of debt, net	377,783	—	—
Redemption of long-term debt	(79,372)	(153,261)	(160,000)
Issuance of common stock	299,410	—	—
Net cash provided by (used in) financing activities	596,189	(154,596)	(161,330)
Increase (decrease) in cash	1,326	2,525	(1,492)
Cash, beginning of year	2,978	453	1,945
Cash, end of year	$4,304	$2,978	$453
_______________________

(1)	See Note D.

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
Note B
Included in short-term investments at December 31, 2013 and 2012 is $41.6 million and $55.6 million, respectively, of restricted funds required to support potential tax payments to Radian Asset Assurance under the terms of our current tax-sharing agreement. We also had $0.1 million and $0.4 million at December 31, 2013 and 2012, respectively, of restricted cash held as collateral for our insurance trust agreement for our health insurance policy.
Note C
The Parent Company provides certain services to its subsidiaries. The Parent Company allocates to its subsidiaries corporate income and expense it incurs in the capacity of supporting those subsidiaries, based on either an allocated percentage of time spent or internally allocated capital. Substantially all operating expenses and interest expense, except for discount amortization on our long-term debt, as well as coupon interest attributable to the Convertible Senior Notes due 2019, have been allocated to the subsidiaries for 2013, 2012 and 2011. Total operating expenses and interest expense allocated to subsidiaries for 2013, 2012 and 2011, were $140.0 million, $93.2 million and $100.7 million, respectively, and are presented net of reimbursements in the Statements of Operations. Amounts charged to the subsidiaries for operating expenses are based on actual cost, without any mark-up, except for the amounts charged to subsidiaries outside the U.S. for which a reasonable mark-up is charged. The Parent Company considers these charges fair and reasonable. The subsidiaries reimburse the Parent Company for these costs in a timely manner, which has the impact of temporarily improving the cash flows of the Parent Company, if accrued expenses are reimbursed prior to actual payment.
Note D
During 2013, the Parent Company received dividends from its subsidiaries of $7.6 million. The Parent Company did not receive any dividends from its subsidiaries in 2012 and 2011.
During 2013, the Parent Company made total capital contributions of $313.9 million to its subsidiaries. This amount included cash contributions totaling $230 million to Radian Guaranty, a contribution of investments and accrued interest of $80.5 million to RDN Investments, Inc., a cash contribution of $2.9 million to Radian Mortgage Services and a cash contribution of $0.1 million to Radian Mortgage Reinsurance Company. An additional $100 million capital contribution was made by the Parent Company to Radian Guaranty in February 2014. The amount of total capital contributions also includes a cash reimbursement to Radian Guaranty of $0.4 million in interest expense payments made to the Parent Company by RMAI pursuant to the interest expense-sharing arrangement. The Parent Company also received tax payments of $0.5 million from its subsidiaries in 2013 under our tax-sharing agreement.
During 2012, the Parent Company made total capital contributions of $100.4 million to its subsidiaries. This included a cash contribution of $100 million to Radian Guaranty and a $0.1 million cash contribution to Radian Mortgage Reinsurance Company. The amount of total capital contributions also includes the cash reimbursement to Radian Guaranty of $0.3 million in interest expense payments made to the Parent Company by RMAI pursuant to the interest expense sharing arrangement. The Parent Company also received tax payments of $36.8 million from its subsidiaries in 2012 under our tax-sharing agreement.
During 2011, the Parent Company contributed $30 million to Radian Guaranty and $20.1 million to EFSG. During 2011, the Parent Company also made tax payments to its subsidiaries of $67 million under our tax-sharing agreement. In December 2011, the Parent Company contributed its ownership interest in RMAI to Radian Guaranty, which totaled approximately $16.6 million. Also in December 2011, Radian Guaranty sold its ownership interest in EFSG to the Parent Company for approximately $5.7 million.

Note E
During 2012, the Parent Company acquired $170.6 million in aggregate principal amount of its Senior Notes due 2013, primarily as a result of a tender offer for a price of $900 per $1,000 principal amount of these notes. These purchases resulted in a realized gain of $16.2 million, representing the excess of carrying value over the purchase price. The Parent Company repaid the remaining outstanding balance of $79.4 million of its Senior Notes due 2013 upon maturity on February 15, 2013.
During 2013, the Parent Company exchanged $195.5 million of its Senior Notes due 2015 (the “Old Notes”) for a new series of 9.000% Senior Notes due June 2017 (the “New Notes”) for purposes of improving our debt maturity profile. These transactions, which are accounted for as extinguishments of debt, resulted in a loss of $4.0 million, primarily as a result of the requirement to record the New Notes at fair value. Both the Old Notes and the New Notes have covenants customary for securities of this nature, including covenants related to the payments of the notes, reports, compliance certificates and modification of the covenants. Additionally, the indentures governing the Old Notes and New Notes include covenants restricting the Parent Company from encumbering the capital stock of a designated subsidiary (as defined in the respective indentures for the notes) or disposing of any capital stock of any designated subsidiary unless either all of the stock is disposed of or the Parent Company retains more than 80% of the stock. Interest on the New Notes is payable semi-annually on June 15 and December 15 of each year commencing on June 15, 2013.
In March 2013, the Parent Company issued $400 million principal amount of the Convertible Senior Notes due 2019 and received net proceeds of approximately $389.8 million, which was net of underwriting expenses. Interest is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2013.
In March 2013, the Parent Company sold 39.1 million shares of common stock at a public offering price of $8.00 per share and received net proceeds of approximately $299.4 million.
At December 31, 2013, the maturities of the principal amount of our long-term debt in future years are as follows:

(In thousands)
2015	$54,499
2017	645,501
Thereafter	400,000
$1,100,000
Note F
Net investment income for 2013 declined compared to 2012, primarily due to the continuation of the lower interest rate environment, which resulted in lower market yields for our investments, as well as a reduction in total investment balances. The net investment income for 2012 compared to 2011 declined as a result of a decrease in our investment balances, as well as a shift from higher yielding securities in our investment portfolio to lower yielding investments.
The net losses on investments for 2013 reflect unrealized losses from our trading portfolio offset by gains on the redemption of our Limited Partnership investment. The net gains on investments for 2012 and 2011 reflect gains from the sale of securities in our portfolio.
The net losses on other financial instruments for 2013 reflect losses on the exchange of our Senior Notes due 2017, coupled with unrealized losses on structured settlements. The net gains on other financial instruments for 2012 reflect gains on the repurchase of our Senior Notes due 2013 offset by unrealized losses on structured settlements.
The interest expense reflects discount amortization on our long-term debt, as well as coupon interest attributable to the Convertible Senior Notes due 2019, which is not allocated to our subsidiaries. The increase in 2013 compared to 2012 is primarily related to the issuance of $400 million of Convertible Senior Notes due 2019. The interest expense for 2012 and 2011 reflects discount amortization on our long-term debt, which is not allocated to our subsidiaries.

Radian Group Inc.
Schedule IV—Reinsurance
Insurance Premiums Earned
Years Ended December 31, 2013, 2012 and 2011

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed Premiums as a Percentage of Net Premiums
2013	$890,487	$72,101	$12,508	$830,894	1.51%
2012	$796,253	$53,700	$(3,571)	$738,982	(0.48)%
2011	$762,428	$38,740	$32,337	$756,025	4.28%

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1
Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 11, 2004 and filed on May 12, 2004)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 22, 2008 and filed on May 29, 2008)

3.3
Second Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 12, 2010 and filed on May 18, 2010)

3.4
Certificate of Amendment of Certificate of Incorporation of the Registrant effective as of May 15, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 14, 2013 and filed on May 20, 2013)

3.5
Certificate of Change of Registered Agent and Registered Office of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 10, 2010 and filed on November 16, 2010)

3.6
Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated October 9, 2009 and filed on October 13, 2009)

3.7
Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 9. 2011 and filed on November 15, 2011)

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

4.5
Officers’ Certificate, dated as of June 7, 2005, including the terms of the Registrant’s 5.375% Senior Notes due 2015, as Attachment A, and including the form of the Notes as Exhibit A-1 to Attachment A (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated June 2, 2005 and filed on June 7, 2005)

4.6
Senior Indenture, dated as of November 15, 2010, between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 10, 2010 and filed on November 16, 2010)

4.7
First Supplemental Indenture, dated as of November 15, 2010, between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 10, 2010 and filed on November 16, 2010)

Exhibit Number	Exhibit

4.8	Form of 3.00% Convertible Senior Notes Due 2017 (included within Exhibit 4.7)

4.9
Officers’ Certificate, dated as of January 4, 2013, including the terms of the Registrant’s 9.000% Senior Notes due 2017, as Attachment A, and including the form of the Notes as Exhibit A-1 to Attachment A (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated January 4, 2013 and filed on January 7, 2013)

4.10	Form of 9.000% Senior Notes Due 2017 (included within Exhibit 4.9)

4.11
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

4.13
First Supplemental Indenture dated as of March 4, 2013 between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 27, 2013 and filed on March 4, 2013)

4.14	Form of 2.25% Convertible Senior Notes due 2019 (included within Exhibit 4.13)

4.15
Officers’ Certificate, dated as of February 28, 2013, including the terms of the Registrant’s 9.000% Senior Notes due 2017, as Attachment A, and including the form of the Registered Notes as Exhibit A-1 to Attachment A (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 28, 2013 and filed on March 6, 2013)

4.16	Form of 9.000% Senior Notes due 2017 (included within exhibit 4.15)

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

Exhibit Number	Exhibit
+10.7
2010 Stock Option Agreement under the 2008 Equity Compensation Plan, dated May 12, 2010 between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2010)

+10.8
Change of Control Agreement between the Registrant and Teresa A. Bryce, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated December 12, 2005 and filed on December 16, 2005)

+10.9
Amendment to Change of Control Agreement—Section 409A between the Registrant and Teresa A. Bryce, dated December 8, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2009)

+10.10
Form of Severance Agreement (including for Richard I. Altman, Derek Brummer, Edward J. Hoffman, C. Robert Quint and H. Scott Theobald) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated December 30, 2010 and filed on January 6, 2011)

+10.11
Radian Group Inc. Amended and Restated Benefit Restoration Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 6, 2007 and filed on November 13, 2007)

+10.12
Amendment No. 1 to the Radian Group Inc. Amended and Restated Benefit Restoration Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2008)

*+10.13	Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 2010 incorporating all amendments through December 31, 2012)

*+10.14	Amendment No. 1 to the Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 2010), effective May 22, 2013

+10.15
Radian Group Inc. 1995 Equity Compensation Plan (Amended and Restated May 9, 2006) (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (file no. 1-11356), as filed with the Securities and Exchange Commission on April 18, 2006).

+10.16
Amendment to Radian Group Inc. 1995 Equity Compensation Plan (Amended and Restated May 9, 2006) dated February 5, 2007 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2006)

+10.17
Amendment No. 2 to Radian Group Inc. 1995 Equity Compensation Plan, dated November 6, 2007 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2007)

+10.18
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

+10.20
Form of Restricted Stock Award Agreement for awards granted on or after February 5, 2007 under 1995 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2006)

+10.21
Form of Phantom Stock Agreement for Non-Employee Directors under 1995 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 8, 2005 and filed on February 14, 2005)

Exhibit Number	Exhibit

+10.22
Radian Group Inc. Amended and Restated 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (file no. 333-174428) filed on May 23, 2011)

+10.23
Form of Stock Option Grant Letter under 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2008)

+10.24
Form of Restricted Stock Award Agreement under 2008 Equity (file no. 1-11356) Compensation Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008)

+10.25
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

+10.27
Form of 2009 Restricted Stock Award Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2009)

+10.28
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

+10.30
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

+10.32
Form of 2008 Executive Long-Term Incentive Cash Plan Award (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2008)

+10.33
Form of 2009 Executive Long-Term Incentive Cash Plan Award (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2009)

+10.34
Form of 2010 Performance-Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2010)

+10.35
Form of 2010 Stock Option Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2010)

+10.36
Form of 2010 Executive Long-Term Incentive Cash Plan Award (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2010)

Exhibit Number	Exhibit
+10.37
Radian Group Inc. Amended and Restated Performance Share Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Amended Current Report on Form 8-K (file no. 1-11356) dated February 8, 2005 and filed on February 14, 2005)

+10.38
Amended and Restated Radian Group Inc. Voluntary Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356)for the year ended December 31, 2009)

+10.39
Amended and Restated Radian Voluntary Deferred Compensation Plan for Officers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 12, 2009 and filed on November 18, 2009)

+10.40
Radian Group Inc. 2008 Employee Stock Purchase Plan, as amended and restated on December 11, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2012)

+10.41
Radian Group Inc. STI/MTI Incentive Plan for Executive Employees (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 12, 2009 and filed on November 18, 2009)

*+10.42	Radian Group Inc. STI Incentive Plan For Financial Guaranty Employees

+10.43
Enhance Financial Services Group Inc. 1997 Long-Term Incentive Plan for Key Employees (As Amended Through June 3, 1999) (incorporated by reference to Exhibit 10.2.2 to the Quarterly Report on Form 10-Q (file no. 1-10967) for the period ended June 30, 1999, of Enhance Financial Services Group Inc.)

+10.44
Enhance Reinsurance Company Supplemental Pension Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K (file no. 1-10967) for the year ended December 31, 1999, of Enhance Financial Services Group Inc.)

+10.45
Amendment to Enhance Reinsurance Company Supplemental Pension Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2008)

+10.46
Certain Compensation Arrangements with Directors (Effective May, 2008) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2008)

10.47
Form of Radian Guaranty Inc. master insurance policy, effective June 1, 1995 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.48
Net Worth and Liquidity Maintenance Agreement, dated as of October 10, 2000, between Radian Guaranty Inc. and Radian Insurance Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2002)

10.49
Form of Expense Allocation and Services Agreement between the Registrant and each of Radian Guaranty Inc., Radian Insurance Inc., Radian Asset Assurance Inc. and Amerin Guaranty Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2005)

10.50
Form Amendment to Expense Allocation and Services Agreement between the Registrant and each of Radian Guaranty Inc. Radian Insurance Inc., Radian Asset Assurance Inc. and Amerin Guaranty Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on form 10-Q (file no. 1-11356) for the period ended March 31, 2009)

Exhibit Number	Exhibit
10.51
Radian Group Inc. Allocation of Consolidated Tax Liability Agreement between the Registrant and each of its subsidiaries, dated January 1, 2002, including Addendums 1 through 6 dated between January 1, 2002 and July 10, 2008 (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2008)

10.52
Capped Call Confirmation (Reference No. 99AMQGZY8) dated as of November 8, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 8, 2010 and filed on November 10, 2010)

10.53
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

+10.55
Amendment to Incentive Awards under 2008 Executive Long-Term Incentive Cash Plan, dated April 5, 2011 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated April 5, 2011 and filed on April 7, 2011)

+10.56
Form of 2011 Performance Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2011)

+10.57
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

*+10.63	Transfer Letter Agreement between the Registrant and Derek Brummer, dated April 3, 2013.

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

Exhibit Number	Exhibit
10.65
Letter Agreement dated February 27, 2012, by and between Radian Guaranty Inc., Radian Mortgage Assurance Inc., Radian Group Inc. and Federal National Mortgage Association (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2011)

10.66
Letter dated February 28, 2012 from Freddie Mac to Radian Guaranty Inc. and Radian Mortgage Assurance Inc. (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2011)

10.67
Letter dated December 20, 2012, from Freddie Mac to Radian Guaranty Inc. and Radian Mortgage Assurance Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated December 20, 2012 and filed on December 21, 2012)

+10.68
Form of 2012 Performance Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2012)

+10.69
Form of 2012 Stock Option Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2012)

+10.70
2012 Performance Based Restricted Stock Unit Grant Letter under the 2008 Equity Compensation Plan, dated as of June 6, 2012, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2012)

+10.71
2012 Performance Based Restricted Stock Unit Grant Letter under the 2008 Equity Compensation Plan, dated as of June 6, 2012, between the Registrant and C. Robert Quint (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2012)

+10.72
2012 Stock Option Agreement under the 2008 Equity Compensation Plan, dated as of June 6, 2012, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2012)

+10.73
2012 Stock Option Agreement under the 2008 Equity Compensation Plan, dated as of June 6, 2012, between the Registrant and C. Robert Quint (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2012)

+10.74
Waiver Letter, dated May 30, 2012, under Employment Agreement between the Registrant and S.A. Ibrahim, dated April 5, 2011 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2012)

+10.75
Letter Agreement, dated May 16, 2013, between the Registrant and S.A. Ibrahim (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 14, 2013 and filed on May 20, 2013)

+10.76
2013 Performance-Based Restricted Stock Unit Grant Letter under the 2008 Equity Compensation Plan, dated as of May 14, 2013, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2013)

+10.77
2013 Stock Option Agreement under the 2008 Equity Compensation Plan, dated as of May 14, 2013, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2013)

Exhibit Number	Exhibit
+10.78
2013 Performance-Based Restricted Stock Unit Grant Letter under the 2008 Equity Compensation Plan, dated as of May 14, 2013, between the Registrant and C. Robert Quint (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2013)

+10.79
2013 Stock Option Agreement under the 2008 Equity Compensation Plan, dated as of May 14, 2013, between the Registrant and C. Robert Quint (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2013)

+10.80
Form of 2013 Performance-Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2013)

+10.81
Form of 2013 Stock Option Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2013)

10.82
Master Transaction Agreement, dated as of August 29, 2013, by and between Radian Guaranty Inc. and Federal Home Loan Mortgage Corporation (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated August 29, 2013 and filed on August 30, 2013)

*+10.83	Amended and Restated Radian Voluntary Deferred Compensation Plan for Officers

*12	Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends

*21	Subsidiaries of the Registrant

*23.1	Consent of PricewaterhouseCoopers LLP

*31	Rule 13a-14(a) Certifications

**32	Section 1350 Certifications

*101
The following financial information from Radian Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Changes in Common Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.

 __________________

*	Filed herewith.

**	Furnished herewith.

+	Management contract, compensatory plan or arrangement.