Form 10-Q
period 2014-03-31
RADIAN GROUP INC
filed 2014-05-06
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
 _______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 173,171,885 shares of common stock, $0.001 par value per share, outstanding on April 29, 2014.

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

•
our ability to maintain an adequate risk-to-capital position, minimum policyholder position and other surplus requirements for Radian Guaranty Inc. (“Radian Guaranty”), our principal mortgage insurance subsidiary, and an adequate minimum policyholder position and surplus for our insurance subsidiaries that provide reinsurance or capital support to Radian Guaranty;

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

•
adverse changes in the severity or frequency of losses associated with certain products that we formerly offered (and which remain a small part of our insured portfolio) that are riskier than traditional mortgage insurance or financial guaranty insurance policies;

•
a substantial decrease in the persistency rates of our mortgage insurance policies, which has the effect of reducing our premium income on our monthly premium policies and could decrease the profitability of our mortgage insurance business;

•
heightened competition for our mortgage insurance business from others such as the Federal Housing Administration, the U.S. Department of Veterans Affairs and other private mortgage insurers, including with respect to other private mortgage insurers, those that have been assigned higher ratings than we have, that may have access to greater amounts of capital than we do, that are less dependent on capital support from their subsidiaries than we are or that are new entrants to the industry, and therefore, are not burdened by legacy obligations;

•
changes in requirements for Radian Guaranty to remain an eligible insurer to the GSEs (which are expected to be released in draft form for public comment as early as the second quarter of 2014, and to become effective following an implementation period), which may include, among other items, more onerous risk-to-capital ratio requirements, capital requirements based on a variety of risk characteristics and measures of credit quality and a limitation on the amount of capital credit available for Radian Guaranty’s equity in its subsidiaries, including capital attributable to our financial guaranty business; the form of the new eligibility requirements and the timeframe for their implementation remain uncertain, and we cannot give any assurances as to their potential impact on us;

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

•
the application of existing federal or state laws and regulations, or changes in these laws and regulations or the way they are interpreted, including, without limitation: (i) the resolution of existing, or the possibility of additional, lawsuits or investigations (including in particular investigations and litigation relating to captive reinsurance arrangements under the Real Estate Settlement Procedures Act of 1974); (ii) changes to the Mortgage Guaranty Insurers Model Act (the “Model Act”) being considered by the National Association of Insurance Commissioners (“NAIC”) that could include more stringent capital and other requirements for Radian Guaranty in states that adopt the new Model Act in the future; and (iii) legislative and regulatory changes (a) impacting the demand for private mortgage insurance, (b) limiting or restricting the products we may offer or increasing the amount of capital we are required to hold, (c) affecting the form in which we execute credit protection, or (d) otherwise impacting our existing businesses or future prospects;

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

•
our pending acquisition of Clayton Holdings LLC (“Clayton”), including: the potential to not fully realize the benefits anticipated from the acquisition, or to not realize such benefits during the anticipated time frame, including as a result of a loss of customers and/or employees; the potential inability to successfully integrate Clayton’s business with our business or the inability to complete such integration during the anticipated time frame; the inability or decision to not complete the acquisition, or to not complete the acquisition on a timely basis; the potential distraction of management time and attention; the risk that we are not able to finance the acquisition as anticipated, or that, if the financing efforts are successful, we are not able to utilize the funds raised efficiently in the event that we do not complete the acquisition.

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, Item 1A of Part II of this Quarterly Report on Form 10-Q and subsequent reports and registration statements filed from time to time with the U.S. Securities and Exchange Commission. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we issued this report.

PART I

Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2014	December 31, 2013
($ in thousands, except share and per share amounts)
ASSETS
Investments
Fixed-maturities held to maturity—at amortized cost (fair value $50 and $351)	$50	$358
Fixed-maturities available for sale—at fair value (amortized cost $212,734 and $120,385)	213,989	120,553
Equity securities available for sale—at fair value (cost $78,106 and $78,106)	137,920	135,168
Trading securities—at fair value	2,728,976	3,117,429
Short-term investments—at fair value	1,649,228	1,429,228
Other invested assets—(including variable interest entity (“VIE”) assets at fair value of $81,635 and $81,000)	128,416	128,421
Total investments	4,858,579	4,931,157
Cash	20,963	23,858
Restricted cash	22,366	22,527
Deferred policy acquisition costs	63,708	66,926
Accrued investment income	27,690	30,264
Accounts and notes receivable	75,072	75,106
Property and equipment, at cost (less accumulated depreciation of $102,436 and $101,625)	12,482	10,516
Derivative assets	14,466	16,642
Deferred income taxes, net	—	17,902
Reinsurance recoverables	31,033	46,846
Other assets (including VIE other assets of $92,594 and $92,023)	402,626	379,947
Total assets	$5,528,985	$5,621,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$774,788	$768,871
Reserve for losses and loss adjustment expenses (“LAE”)	1,923,711	2,185,421
Long-term debt	938,390	930,072
VIE debt—at fair value	95,580	94,645
Derivative liabilities (including VIE derivative liabilities of $47,769 and $68,457)	257,717	307,185
Other liabilities (including VIE accounts payable of $190 and $254)	392,216	395,852
Total liabilities	4,382,402	4,682,046
Commitments and Contingencies (Note 15)
Equity component of currently redeemable convertible senior notes (Note 10)	91,016	—
Stockholders’ equity
Common stock: par value $.001 per share; 485,000,000 shares authorized at March 31, 2014 and December 31, 2013; 190,712,673 and 190,636,972 shares issued at March 31, 2014 and December 31, 2013, respectively; 173,166,892 and 173,099,515 shares outstanding at March 31, 2014 and December 31, 2013, respectively	191	191
Treasury stock, at cost: 17,545,781 and 17,537,457 shares at March 31, 2014 and December 31, 2013, respectively	(892,937)	(892,807)
Additional paid-in capital	2,256,436	2,347,104
Retained deficit	(349,467)	(552,226)
Accumulated other comprehensive income	41,344	37,383
Total stockholders’ equity	1,055,567	939,645
Total liabilities and stockholders’ equity	$5,528,985	$5,621,691

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
($ in thousands, except per share amounts)	2014	2013
Revenues:
Premiums written—insurance:
Direct	$229,322	$245,467
Assumed	473	(10,397)
Ceded	(16,089)	(27,885)
Net premiums written	213,706	207,185
Increase in unearned premiums	(8,041)	(14,597)
Net premiums earned—insurance	205,665	192,588
Net investment income	24,229	26,873
Net gains (losses) on investments	64,451	(5,505)
Change in fair value of derivative instruments	50,086	(167,670)
Net gains (losses) on other financial instruments	698	(5,675)
Other income	1,127	1,771
Total revenues	346,256	42,382
Expenses:
Provision for losses	54,809	132,059
Change in premium deficiency reserve (“PDR”)	466	(629)
Policy acquisition costs	8,614	17,195
Other operating expenses	59,909	80,100
Interest expense	19,927	15,881
Total expenses	143,725	244,606
Equity in net (loss) income of affiliates	(13)	1
Pretax income (loss)	202,518	(202,223)
Income tax benefit	(241)	(14,723)
Net income (loss)	$202,759	$(187,500)
Basic net income (loss) per share	$1.17	$(1.30)
Diluted net income (loss) per share	$0.94	$(1.30)
Weighted-average number of common shares outstanding—basic	173,165	144,355
Weighted-average number of common and common equivalent shares outstanding—diluted	222,668	144,355
Dividends per share	$0.0025	$0.0025

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2014	2013
Net income (loss)	$202,759	$(187,500)
Other comprehensive income, net of tax (see Note 11):
Unrealized gains on investments:
Unrealized holding gains arising during the period	4,485	7,466
Less: Reclassification adjustment for net gains included in net income (loss)	524	21
Net unrealized gains on investments	3,961	7,445
Other comprehensive income	3,961	7,445
Comprehensive income (loss)	$206,720	$(180,055)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
BALANCE, JANUARY 1, 2013	$151	$(892,094)	$1,967,414	$(355,241)	$16,095	$736,325
Net loss	—	—	—	(187,500)	—	(187,500)
Net unrealized gain on investments, net of tax	—	—	—	—	7,445	7,445
Issuance of common stock - stock offering	39	—	299,503	—	—	299,542
Issuance of common stock under benefit plans	—	—	271	—	—	271
Issuance of common stock under incentive plans	—	—	62	—	—	62
Amortization of restricted stock	—	—	208	—	—	208
Issuance of convertible debt	—	—	77,026	—	—	77,026
Stock-based compensation expense, net	—	—	(1,999)	—	—	(1,999)
Dividends declared	—	—	(334)	—	—	(334)
BALANCE, MARCH 31, 2013	$190	$(892,094)	$2,342,151	$(542,741)	$23,540	$931,046

BALANCE, JANUARY 1, 2014	$191	$(892,807)	$2,347,104	$(552,226)	$37,383	$939,645
Net income	—	—	—	202,759	—	202,759
Net unrealized gain on investments, net of tax	—	—	—	—	3,961	3,961
Repurchases of common stock under incentive plans	—	(130)	—	—	—	(130)
Issuance of common stock under benefit plans	—	—	458	—	—	458
Issuance of common stock under incentive plans	—	—	13	—	—	13
Amortization of restricted stock	—	—	459	—	—	459
Stock-based compensation expense, net	—	—	(149)	—	—	(149)
Reclassification to equity component of currently redeemable convertible senior notes	—	—	(91,016)	—	—	(91,016)
Dividends declared	—	—	(433)	—	—	(433)
BALANCE, MARCH 31, 2014	$191	$(892,937)	$2,256,436	$(349,467)	$41,344	$1,055,567

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2014	2013
Cash flows used in operating activities	$(137,010)	$(165,971)
Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	13,230	1,102
Proceeds from sales of trading securities	444,967	380,030
Proceeds from redemptions of fixed-maturity investments available for sale	1,540	2,035
Proceeds from redemptions of fixed-maturity investments held to maturity	300	255
Purchases of fixed-maturity investments available for sale	(103,506)	—
Purchases of trading securities	—	(232,538)
Purchases of short-term investments, net	(219,943)	(589,799)
Sales of other assets, net	640	2,005
Purchases of property and equipment, net	(2,776)	(362)
Net cash provided by (used in) investing activities	134,452	(437,272)
Cash flows from financing activities:
Dividends paid	(433)	(334)
Proceeds/payments related to issuance or exchange of debt, net	—	381,165
Redemption of long-term debt	—	(79,372)
Issuance of common stock	—	299,542
Excess tax benefits from stock-based awards	89	50
Net cash (used in) provided by financing activities	(344)	601,051
Effect of exchange rate changes on cash	7	(29)
Decrease in cash	(2,895)	(2,221)
Cash, beginning of period	23,858	31,555
Cash, end of period	$20,963	$29,334

Supplemental disclosures of cash flow information:
Income taxes paid (received)	$1,508	$(1,983)
Interest paid	$4,520	$3,630

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Condensed Consolidated Financial Statements—Basis of Presentation and Business Overview
Our condensed consolidated financial statements include the accounts of Radian Group Inc. and its subsidiaries. We refer to Radian Group Inc. together with its consolidated subsidiaries as “Radian,” the “Company,” “we,” “us” or “our,” unless the context requires otherwise. We generally refer to Radian Group Inc. alone, without its consolidated subsidiaries, as “Radian Group.”
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
The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for the fair statement of the financial position, results of operations, comprehensive income and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
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
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard regarding income taxes. This update provides guidance concerning the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward (the “Carryforwards”) is available. This accounting standard requires an entity to net its liability related to unrecognized tax benefits against the related deferred tax assets for the Carryforwards. A gross presentation will be required when the Carryforwards are not available under the tax law of the applicable jurisdiction or when the Carryforwards would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. This update is effective for fiscal years and interim periods within such years beginning after December 15, 2013. We adopted this update in the first quarter of 2014. As a result of our implementation of this new FASB guidance, our March 31, 2014 condensed consolidated balance sheet reflects a full valuation allowance against our deferred tax assets (“DTAs”) as our remaining DTA was reduced by the reclassification of our liability for unrecognized tax benefits. The adoption of this update did not affect the recognition or measurement of uncertain tax positions and did not have a significant impact on our consolidated financial statements or disclosures. See Note 12 for additional information.
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
Our mortgage insurance segment offers primary mortgage insurance coverage on residential first-liens. At March 31, 2014, primary insurance on first-liens comprised approximately 96.0% of our $42.1 billion total direct risk in force (“RIF”). In the past, we also wrote pool insurance, which at March 31, 2014, comprised approximately 3.8% of our total direct RIF. Additionally, we offered other forms of credit enhancement on residential mortgage assets. These products included mortgage insurance on second-lien mortgages (“second-lien”), credit enhancement on net interest margin securities (“NIMS”), and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as “non-traditional”). Our non-traditional RIF was $93.0 million as of March 31, 2014, representing less than 1% of our total direct RIF.
Financial Guaranty
Our financial guaranty segment has provided direct insurance and reinsurance on credit-based risks through Radian Asset Assurance Inc. (“Radian Asset Assurance”), our principal financial guaranty subsidiary. Radian Asset Assurance is a wholly-owned subsidiary of Radian Guaranty, which has allowed our financial guaranty business to serve as an important source of capital for Radian Guaranty and our mortgage insurance business. We have provided financial guaranty credit protection in several forms, including through the issuance of financial guaranty policies, by insuring the obligations under one or more credit default swaps (“CDS”) and through the reinsurance of both types of obligations. While we discontinued writing new financial guaranty business in 2008, we continue to provide financial guaranty insurance on our existing portfolio consisting primarily of public finance and structured finance insured transactions. We have continued to reduce our financial guaranty exposures in order to mitigate uncertainty, maximize the ultimate capital and liquidity available for our mortgage insurance business and accelerate access to that capital and liquidity through transactions such as risk commutations, ceded reinsurance, discounted insured bond purchases and transaction settlements and terminations.
Business Conditions
As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the origination environment and the credit performance of our underlying insured assets. The financial crisis and the downturn in the housing and related credit markets that began in 2007 has had a significant negative impact on the operating environment and results of operations for both of our business segments. This was characterized by a decrease in mortgage originations, a broad decline in home prices, mortgage servicing and foreclosure delays, and ongoing deterioration in the credit performance of mortgage and other assets originated prior to 2009, together with macroeconomic factors such as high unemployment, limited employment growth, limited economic growth and a lack of meaningful liquidity in many sectors of the capital markets. More recently, we have experienced a period of economic recovery and the operating environment for our businesses has improved. Our results of operations have continued to improve as the negative impact from losses on the mortgage insurance we wrote during the poor underwriting years of 2005 through 2008 (we refer to this portion of our mortgage insurance portfolio, together with business written prior to 2005, as our “legacy portfolio”) has been reduced and we continue to write insurance on higher credit quality loans. As of March 31, 2014, our legacy portfolio had been reduced to approximately 38% of our total primary RIF, while insurance on loans written after 2008 constituted approximately 62% of our primary RIF.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Although the U.S. economy and certain housing markets remain weak compared to historical standards, home prices have been appreciating on a broad basis throughout the U.S., foreclosure activity has declined and the credit quality of recent mortgage market originations continues to be significantly better than the credit quality of our legacy portfolio. In addition, although the economic recovery has been sluggish, there are signs of a broader recovery in the U.S. economy, including importantly, a reduction in unemployment rates. As a consequence of these and other factors, in the first quarter of 2014 we have experienced improvement in our results of operations, driven primarily by a significant reduction in our incurred losses as a result of an 18.4% decline in new primary mortgage insurance defaults compared to the first quarter of 2013 and by other positive default and claim developments.
Currently, our business strategy is primarily focused on: (1) growing our mortgage insurance business by writing insurance on high-quality mortgages in the U.S.; (2) pursuing other potential alternatives for providing credit-related services to the mortgage finance market, such as expanding our presence in the mortgage finance market through our agreement to acquire Clayton Holdings, LLC (“Clayton”) referred to below; (3) continuing to manage losses in our legacy mortgage insurance and financial guaranty portfolios; (4) continuing to reduce our legacy mortgage insurance and financial guaranty exposures; and (5) continuing to effectively manage our capital and liquidity positions.
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
The GSEs are in the process of revising their eligibility requirements for mortgage insurers. We expect the GSEs to release the new requirements for public comment as early as the second quarter of 2014 and for these new requirements to become effective following an implementation period. Among other changes, the new GSE eligibility requirements are expected to contain new capital adequacy standards for private mortgage insurers that are more onerous than the capital requirements that are currently in effect, including potentially: (i) a risk-to-capital ratio (defined below) below Radian Guaranty’s 19.2 to 1 risk-to-capital ratio as of March 31, 2014; (ii) capital requirements based on a variety of risk characteristics and measures of credit quality; and (iii) a limitation on the amount of capital credit available for subsidiary capital (including Radian Guaranty’s capital that is attributable to its ownership of Radian Asset Assurance). The form of the new eligibility requirements and the timeframe for their implementation remain uncertain. If the new GSE eligibility requirements include more onerous capital requirements, including any one or more of the potential requirements referenced above, we may need to provide additional capital support to, or arrange additional capital relief for, Radian Guaranty, including potentially, entering into new reinsurance arrangements, increasing the amount of capital contributions from our available holding company funds or seeking to raise funds in private or public capital transactions.
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum ratio of statutory capital relative to the level of net RIF, or “risk-to-capital.” Sixteen states (the “RBC States”) currently impose a statutory or regulatory risk-based capital requirement (the “Statutory RBC Requirement”). The most common Statutory RBC Requirement is that a mortgage insurer’s risk-to-capital ratio may not exceed 25 to 1. In certain of the RBC States there is a Statutory RBC Requirement that the mortgage insurer must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels (the “MPP Requirement”). The statutory capital requirements for the non-RBC States are de minimis (ranging from $1 million to $5 million); however, the insurance laws of these states generally grant broad supervisory powers to state agencies or officials to enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business. Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of such state, that mortgage insurer may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. As of March 31, 2014, Radian Guaranty was in compliance with all applicable Statutory RBC Requirements.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Capital and Liquidity
Since the financial crisis that began in 2007, we have engaged in a number of strategic actions and initiatives in response to the negative economic and market conditions impacting our businesses. These actions include the following:

•
We significantly tightened our mortgage insurance underwriting standards to focus primarily on insuring high credit quality first-liens originated in the U.S. and we ceased writing mortgage insurance on non-traditional and other inherently riskier products.

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

•
We reduced our legacy mortgage insurance portfolio, non-traditional mortgage insurance RIF and our financial guaranty portfolio through risk commutations, discounted security purchases, ceded reinsurance, discounted insured bond purchases and transaction settlements and terminations.

Additionally, consistent with our strategy, we are currently pursuing the following initiative:

•
Since Radian Asset Assurance ceased writing new business in June 2008, Radian Asset Assurance has reduced its aggregate net par exposure by approximately 80% to $22.7 billion as of March 31, 2014. This reduction included large declines in many of the riskier segments of Radian Asset Assurance’s insured portfolio. In light of this risk reduction and the significant level of capital, including $1.2 billion of statutory surplus remaining at Radian Asset Assurance, Radian Asset Assurance submitted a request to the New York State Department of Financial Services (“NYSDFS”) seeking permission to pay an extraordinary dividend to Radian Guaranty. The NYSDFS currently is considering this request and there can be no assurance if and when such request will be granted in whole or in part, and if granted, that it will not be subject to material conditions.

On May 6, 2014, Radian Group entered into a Unit Purchase Agreement (the “Purchase Agreement”) to purchase all of the outstanding equity interests in Clayton for aggregate cash consideration of $305 million. In connection with the acquisition, we plan to raise the aggregate cash consideration by seeking financing through the issuance of debt and equity. See Note 17 for additional information.
Radian Group currently has immediately available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of approximately $615 million. This amount excludes certain additional cash and liquid investments that have been advanced from our subsidiaries for corporate expenses and interest payments. Substantially all of Radian Group’s obligations to pay corporate expenses and interest payments on outstanding debt are reimbursed to Radian Group through the expense-sharing arrangements currently in place with its subsidiaries. Currently, we expect to maintain Radian Guaranty’s risk-to-capital ratio at or below 20 to 1. However, we expect this target level may change upon the modification of GSE eligibility requirements or future changes in applicable regulatory requirements.

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Adjusted Pretax Operating Income (Loss)
Our senior management, including our Chief Executive Officer (our chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to facilitate evaluation of the fundamental financial performance of the Company’s business segments and to allocate resources to the segments. Adjusted pretax operating income (loss) is defined as pretax income (loss) excluding the effects of net gains (losses) on investments and other financial instruments and net impairment losses recognized in earnings. It also excludes gains and losses related to changes in fair value estimates on insured credit derivatives and includes the impact of changes in the present value of insurance claims and recoveries on insured credit derivatives, based on our ongoing insurance loss monitoring, as well as premiums earned on insured credit derivatives. Management’s use of this measure as its primary measure to evaluate segment performance began with the quarter ended March 31, 2014. Accordingly, for comparison purposes, we also present the applicable measures from the corresponding period of 2013 on a basis consistent with the current year presentation.
Although adjusted pretax operating income (loss) excludes certain items that have occurred in the past and are expected to occur in the future, the excluded items represent those that are: (1) not viewed as part of the operating performance of our primary activities; or (2) not expected to result in an economic impact equal to the amount reflected in pretax income (loss). These adjustments, along with the reasons for their treatment, are described below.

(1)
Change in fair value of derivative instruments. Gains and losses related to changes in the fair value of insured credit derivatives are subject to significant fluctuation based on changes in interest rates, credit spreads (of both the underlying collateral as well as our credit spread), credit ratings and other market, asset-class and transaction-specific conditions and factors that may be unrelated or only indirectly related to our obligation to pay future claims. With the exception of the estimated present value of net credit (losses) recoveries incurred and net premiums earned on derivatives, discussed in items 2 and 3 below, we believe these gains and losses will reverse over time and consequently these changes are not expected to result in economic gains or losses. Therefore, these gains and losses are excluded from our calculation of adjusted pretax operating income (loss).

(2)
Estimated present value of net credit (losses) recoveries incurred. The change in present value of insurance claims we expect to pay or recover on insured credit derivatives represents the amount of the change in credit derivatives from item 1 above, that we expect to result in an economic loss or recovery based on our ongoing loss monitoring analytics. Therefore, this item is expected to have an economic impact and is included in our calculation of adjusted pretax operating income (loss). Also included in this item is the expected recovery of miscellaneous operating expenses associated with our consolidated VIEs.

(3)
Net premiums earned on derivatives. The net premiums earned on insured credit derivatives are classified as part of the change in fair value of derivative instruments discussed in item 1 above. However, since net premiums earned on derivatives are considered part of our fundamental operating activities, these premiums are included in our calculation of adjusted pretax operating income (loss).

(4)
Net gains (losses) on investments and other financial instruments. The recognition of realized investment gains or losses can vary significantly across periods as the activity is highly discretionary based on the timing of individual securities sales due to such factors as market opportunities, our tax and capital profile and overall market cycles. Unrealized investment gains and losses arise primarily from changes in the market value of our investments that are classified as trading. These valuation adjustments may not necessarily result in economic gains or losses. We do not view them to be indicative of our fundamental operating activities. Trends in the profitability of our fundamental operating activities can be more clearly identified without the fluctuations of these realized and unrealized gains or losses. Therefore, these items are excluded from our calculation of adjusted pretax operating income (loss).

(5)
Net impairment losses recognized in earnings. The recognition of net impairment losses on investments can vary significantly in both size and timing, depending on market credit cycles. We do not view them to be indicative of our fundamental operating activities. Therefore, these losses are excluded from our calculation of adjusted pretax operating income (loss).

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Summarized financial information concerning our operating segments as of and for the periods indicated, is as follows:

	Three Months Ended March 31, 2014
	Mortgage	Financial
(In thousands)	Insurance	Guaranty	Total
Net premiums written—insurance	$212,953	$753	$213,706
Net premiums earned—insurance	$198,762	$6,903	$205,665
Net premiums earned on derivatives	—	3,445	3,445
Net investment income	14,021	10,208	24,229
Other income	1,057	70	1,127
Total revenues	213,840	20,626	234,466

Provision for losses	49,159	5,650	54,809
Estimated present value of net credit losses (recoveries) incurred	139	(501)	(362)
Change in PDR	466	—	466
Policy acquisition costs	7,017	1,597	8,614
Other operating expenses	50,358	9,551	59,909
Interest expense	5,372	14,555	19,927
Total expenses	112,511	30,852	143,363

Equity in net loss of affiliates	—	(13)	(13)

Adjusted pretax operating income (loss)	$101,329	$(10,239)	$91,090

Cash and investments	$2,735,809	$2,166,099	$4,901,908
Deferred policy acquisition costs	27,870	35,838	63,708
Total assets	3,136,537	2,392,448	5,528,985
Unearned premiums	580,453	194,335	774,788
Reserve for losses and LAE	1,893,960	29,751	1,923,711
VIE debt	3,144	92,436	95,580
Derivative liabilities	—	257,717	257,717

New Insurance Written (“NIW”) (in millions)	$6,808

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended March 31, 2013
	Mortgage	Financial
(In thousands)	Insurance	Guaranty	Total
Net premiums written—insurance	$217,286	$(10,101)	$207,185
Net premiums earned—insurance	$182,992	$9,596	$192,588
Net premiums earned on derivatives	—	4,992	4,992
Net investment income	15,102	11,771	26,873
Other income	1,712	59	1,771
Total revenues	199,806	26,418	226,224

Provision for losses	131,956	103	132,059
Estimated present value of net credit recoveries incurred	(299)	(2,845)	(3,144)
Change in PDR	(629)	—	(629)
Policy acquisition costs	11,732	5,463	17,195
Other operating expenses	65,780	14,320	80,100
Interest expense	2,669	13,212	15,881
Total expenses	211,209	30,253	241,462

Equity in net income of affiliates	—	1	1

Adjusted pretax operating loss	$(11,403)	$(3,834)	$(15,237)

Cash and investments	$3,186,871	$2,486,017	$5,672,888
Deferred policy acquisition costs	29,920	44,681	74,601
Total assets	3,663,552	2,707,397	6,370,949
Unearned premiums	428,574	245,275	673,849
Reserve for losses and LAE	2,894,500	24,573	2,919,073
VIE debt	11,062	96,339	107,401
Derivative liabilities	—	430,898	430,898

NIW (in millions)	$10,906

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The reconciliation of adjusted pretax operating income (loss) to consolidated pretax income (loss) and consolidated net income (loss) is as follows:

	Three Months Ended March 31,
	2014	2013
Adjusted pretax operating income (loss):
Mortgage insurance	$101,329	$(11,403)
Financial guaranty	(10,239)	(3,834)
Total adjusted pretax operating income (loss)	$91,090	$(15,237)

Change in fair value of derivative instruments	50,086	(167,670)
Less: Estimated present value of net credit recoveries incurred	362	3,144
Less: Net premiums earned on derivatives	3,445	4,992
Change in fair value of derivative instruments expected to reverse over time	46,279	(175,806)

Net gains (losses) on investments	64,451	(5,505)
Net gains (losses) on other financial instruments	698	(5,675)
Consolidated pretax income (loss)	202,518	(202,223)
Income tax benefit	(241)	(14,723)
Consolidated net income (loss)	$202,759	$(187,500)
On a consolidated basis, “adjusted pretax operating income (loss)” is a measure not determined in accordance with GAAP. Total adjusted pretax operating income (loss) is not a measure of total profitability, and therefore should not be viewed as a substitute for GAAP pretax income (loss). Our definition of adjusted pretax operating income (loss) may not be comparable to similarly-named measures reported by other companies.

3. Derivative Instruments
We provide a significant portion of our credit protection within our financial guaranty segment in the form of CDS, which are accounted for as derivatives. Derivative instruments are recorded at fair value and changes in fair value are recorded as such in the condensed consolidated statement of operations. All of our derivative instruments are recognized in our condensed consolidated balance sheets as either derivative assets or derivative liabilities. In many of our CDS transactions, primarily our corporate collateralized debt obligations (“CDOs”), we are required to make payments to our counterparty above a specified level of subordination, upon the occurrence of credit events related to the borrowings or bankruptcy of obligors contained within pools of corporate obligations or, in the case of pools of mortgage or other asset-backed obligations, upon the occurrence of credit events related to the specific obligations in the pool. When we provide a CDS as credit protection on a specific obligation, we generally guarantee the full and timely payment of principal and interest when due on such obligation. These derivatives have various maturity dates, but the majority of the net par outstanding of our remaining insured CDS transactions, including all of our corporate CDOs, mature within four years.
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

(In thousands)	March 31, 2014	December 31, 2013
Balance Sheets
Derivative assets:
Financial Guaranty credit derivative assets	$5,638	$6,323
Fixed-maturity derivative assets	8,828	10,319
Total derivative assets	14,466	16,642
Derivative liabilities:
Financial Guaranty credit derivative liabilities	209,948	238,728
Financial Guaranty VIE derivative liabilities	47,769	68,457
Total derivative liabilities	257,717	307,185
Total derivative liabilities, net	$243,251	$290,543
The notional value of our derivative contracts at March 31, 2014 and December 31, 2013 was $11.4 billion and $12.3 billion, respectively.
The components of the gains (losses) included in change in fair value of derivative instruments are as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Statements of Operations
Net premiums earned—derivatives	$3,445	$4,992
Financial Guaranty credit derivatives	28,016	(175,724)
Financial Guaranty VIE derivatives	20,117	3,062
Other derivatives	(1,492)	—
Change in fair value of derivative instruments	$50,086	$(167,670)
The valuation of derivative instruments may result in significant volatility from period to period in gains and losses as reported on our condensed consolidated statements of operations. Generally, these gains and losses result, in part, from changes in corporate credit or asset-backed spreads and changes in the market’s perception of the creditworthiness of any: (i) underlying corporate entities; (ii) assets underlying asset-backed securities (“ABS”); or (iii) primary obligors of obligations for which we provide second-to-pay credit protection. Additionally, when determining the fair value of our liabilities, we are required to incorporate into the fair value of those liabilities an adjustment that reflects our own non-performance risk, and consequently, changes in the market’s perception of our non-performance risk can also result in gains and losses on our derivative instruments. Any incurred gains or losses (which include any claim payments) on our financial guaranty contracts that are accounted for as derivatives are recognized as a change in fair value of derivative instruments. Because our fair value determinations for derivative and other financial instruments are based on assumptions and estimates that are inherently subject to risk and uncertainty, the fair value amounts could vary significantly from period to period. See Note 4 for information on the fair value of our financial instruments.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table shows selected information about our derivative contracts:

($ in thousands)	March 31, 2014
	Number of Contracts	Par/ Notional Exposure	Total Net Asset (Liability)
Product
Corporate CDOs	17	$6,957,838	$(2,457)
Non-Corporate CDOs and other derivative transactions:
Trust preferred securities (“TruPs”)	13	956,989	(30,202)
CDOs of commercial mortgage-backed securities (“CMBS”)	3	1,381,000	(56,312)
Other:
Structured finance	4	500,950	(75,691)
Public finance	21	1,278,666	(31,096)
Total Non-Corporate CDOs and other derivative transactions	41	4,117,605	(193,301)
Assumed financial guaranty credit derivatives:
Structured finance	26	156,168	(8,151)
Public finance	4	90,197	(401)
Total Assumed	30	246,365	(8,552)
Financial Guaranty VIE derivative liabilities (1)	1	78,575	(47,769)
Other (2)	1	—	8,828
Grand Total	90	$11,400,383	$(243,251)
________________

(1)	Represents the fair value of a CDS included in a VIE that we have consolidated.

(2)	Represents derivative assets related to other purchased derivatives for which we do not have loss exposure that exceeds our net asset amount.

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
Our estimated fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model. Changes in economic conditions and capital market conditions, including but not limited to, credit spread changes, benchmark interest rate changes, market volatility and changes in the value of underlying collateral or of any third-party guaranty or insurance, could cause actual results to differ materially from our estimated fair value measurements. We define fair value as the current amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the event that our investments or derivative contracts were sold, commuted, terminated or settled with a counterparty or transferred in a forced liquidation, the amounts received or paid may be materially different from those determined in accordance with the accounting standard regarding fair value measurements. Differences may also arise between our recorded fair value and the settlement or termination value with a counterparty based upon consideration of information that may not be available to another market participant. Those differences, which may be material, are recorded as realized gains/(losses) in our condensed consolidated statements of operations in the period in which the transaction occurs. There were no significant changes to our fair value methodologies during the three months ended March 31, 2014.

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
In accordance with GAAP, we established a three-level valuation hierarchy for disclosure of fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. The three levels of the fair value hierarchy are described below:

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

The level of market activity used to determine the fair value hierarchy is based on the availability of observable inputs market participants would use to price an asset or a liability, including market value price observations. We provide a qualitative description of the valuation techniques and inputs used for Level II recurring and non-recurring fair value measurements in our audited annual financial statements as of December 31, 2013. For a complete understanding of those valuation techniques and inputs used as of March 31, 2014, these unaudited condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in our 2013 Form 10-K.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of March 31, 2014:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$980.0	$370.9	$—	$1,350.9
State and municipal obligations	—	619.0	19.1	638.1
Money market instruments	639.5	—	—	639.5
Corporate bonds and notes	—	1,026.0	—	1,026.0
Residential mortgage-backed securities (“RMBS”)	—	282.4	—	282.4
CMBS	—	282.6	—	282.6
Other ABS	—	234.4	—	234.4
Foreign government and agency securities	—	46.7	—	46.7
Equity securities (1)	130.0	96.4	0.4	226.8
Other investments (2)	—	2.2	82.1	84.3
Total Investments at Fair Value (3)	1,749.5	2,960.6	101.6	4,811.7
Derivative assets	—	8.8	5.6	14.4
Other assets (4)	—	—	92.5	92.5
Total Assets at Fair Value	$1,749.5	$2,969.4	$199.7	$4,918.6

Derivative liabilities	$—	$—	$257.7	$257.7
VIE debt (5)	—	—	95.6	95.6
Total Liabilities at Fair Value	$—	$—	$353.3	$353.3
______________________

(1)
Comprising broadly diversified domestic equity mutual funds included within Level I and various preferred and common stocks invested across numerous companies and industries included within Levels II and III.

(2)
Comprising TruPs ($0.6 million) and short-term certificates of deposit (“CDs”) ($1.6 million) included within Level II and lottery annuities ($0.3 million), TruPs ($0.2 million), and a guaranteed investment contract held by a consolidated VIE ($81.6 million) within Level III.

(3)
Does not include fixed-maturities held to maturity ($0.1 million) and certain other invested assets ($46.8 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.

(4)	Primarily comprising manufactured housing loan collateral related to two consolidated financial guaranty VIEs.

(5)	Comprising consolidated debt related to NIMS VIEs ($3.1 million) and financial guaranty VIEs ($92.5 million).
At March 31, 2014, our total Level III assets were approximately 4.1% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value. Realized and unrealized gains and losses on Level III assets and liabilities in the rollforward represent gains and losses for the periods in which they were classified as Level III.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2013:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$755.0	$402.9	$—	$1,157.9
State and municipal obligations	—	602.3	18.7	621.0
Money market instruments	672.6	—	—	672.6
Corporate bonds and notes	—	1,036.6	—	1,036.6
RMBS	—	560.4	—	560.4
CMBS	—	288.9	—	288.9
Other ABS	—	194.9	0.9	195.8
Foreign government and agency securities	—	40.7	—	40.7
Equity securities (1)	128.3	97.1	0.4	225.8
Other investments (2)	—	2.2	81.5	83.7
Total Investments at Fair Value (3)	1,555.9	3,226.0	101.5	4,883.4
Derivative assets	—	10.3	6.3	16.6
Other assets (4)	—	—	91.9	91.9
Total Assets at Fair Value	$1,555.9	$3,236.3	$199.7	$4,991.9

Derivative liabilities	$—	$—	$307.2	$307.2
VIE debt (5)	—	—	94.6	94.6
Total Liabilities at Fair Value	$—	$—	$401.8	$401.8
______________________

(1)
Comprising broadly diversified domestic equity mutual funds included within Level I and various preferred and common stocks invested across numerous companies and industries included within Levels II and III.

(2)
Comprising TruPs ($0.6 million) and short-term CDs ($1.6 million ) included within Level II and lottery annuities ($0.3 million), TruPs ($0.2 million), and a guaranteed investment contract held by a consolidated VIE ($81.0 million) within Level III.

(3)
Does not include fixed-maturities held to maturity ($0.4 million) and certain other invested assets ($47.4 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.

(4)	Primarily comprising manufactured housing loan collateral related to two consolidated financial guaranty VIEs.

(5)	Comprising consolidated debt related to NIMS VIEs ($2.8 million) and financial guaranty VIEs ($91.8 million).
At December 31, 2013, our total Level III assets approximated 4.0% of total assets measured at fair value and our total Level III liabilities accounted for 100% of total liabilities measured at fair value. Realized and unrealized gains and losses on Level III assets and liabilities in the rollforward represent gains and losses for the periods in which they were classified as Level III.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following tables quantify the estimated impact of our non-performance risk on our derivative assets, derivative liabilities and net VIE liabilities (in aggregate by type) presented in our condensed consolidated balance sheets as of the dates indicated:

(In basis points)	March 31, 2014	December 31, 2013	March 31, 2013	December 31, 2012
Radian Group’s five-year CDS spread	288	323	513	913

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk March 31, 2014	Impact of Radian Non-Performance Risk March 31, 2014	Fair Value Liability Recorded March 31, 2014
Product
Corporate CDOs	$26.0	$23.5	$2.5
Non-Corporate CDO-related (1)	357.6	155.7	201.9
NIMS-related (2)	5.2	2.1	3.1
Total	$388.8	$181.3	$207.5

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2013	Impact of Radian Non-Performance Risk December 31, 2013	Fair Value Liability Recorded December 31, 2013
Product
Corporate CDOs	$30.4	$29.0	$1.4
Non-Corporate CDO-related (1)	409.7	178.7	231.0
NIMS-related (2)	5.0	2.2	2.8
Total	$445.1	$209.9	$235.2
________________

(1)	Includes the net fair value liability recorded within derivative assets and derivative liabilities and the net fair value liabilities included in our consolidated VIEs.

(2)	Includes NIMS VIE debt.

Non-performance risk is commonly measured by default probability, with a credit spread tightening indicating a lesser probability of default. Radian Group’s five-year CDS spread at March 31, 2014 implies a market view that there is a 21.1% probability that Radian Group will default in the next five years as compared to a 22.9% implied probability of default at December 31, 2013. The cumulative impact on our derivative assets, derivative liabilities and VIE liabilities attributable to the market’s perception of our non-performance risk decreased by $28.6 million during the first three months of 2014, as presented in the tables above. This decrease was in part due to the decrease in net derivative liabilities outstanding, as well as the market’s perception of the lower probability that Radian Group may default.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended March 31, 2014:

(In millions)	Beginning Balance at January 1, 2014	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at March 31, 2014
Investments:
State and municipal obligations	$18.7	$0.4	$—	$—	$—	$—	$—	$19.1
Other ABS	0.9	—	—	—	—	0.4	(0.5)	—
Equity securities	0.4	—	—	—	—	—	—	0.4
Other investments	81.5	0.6	—	—	—	—	—	82.1
Total Level III Investments	101.5	1.0	—	—	—	0.4	(0.5)	101.6
Other assets	91.9	5.8	—	—	—	5.2	—	92.5
Total Level III Assets	$193.4	$6.8	$—	$—	$—	$5.6	$(0.5)	$194.1

Derivative liabilities, net	$300.9	$52.2	$—	$—	$—	$(3.4)	$—	$252.1
VIE debt	94.6	(5.1)	—	—	—	4.1	—	95.6
Total Level III Liabilities, net	$395.5	$47.1	$—	$—	$—	$0.7	$—	$347.7
______________________

(1)
Includes unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2014 as follows: $0.2 million for other investments, $3.6 million for other assets, $48.6 million for derivative liabilities and $(4.4) million for VIE debt.

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
______________

(1)
Includes unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2013 as follows: $(1.5) million for investments, $0.8 million for other assets, $(172.6) million for derivative liabilities and $(2.5) million for VIE debt.

(2)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.
There were no transfers between Level I and Level II for the quarters ended March 31, 2014 or 2013.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes the significant unobservable inputs used in our recurring Level III fair value measurements as of March 31, 2014:

(In millions)	Fair Value Net Asset (Liability) March 31, 2014 (1)	Valuation Technique	Unobservable Input	Range/ Weighted Average
Level III Assets/Liabilities:
State and municipal obligations	$19.1	Discounted cash flow	Discount rate			12.3%
			Expected loss			11.1%
Other investments	81.6	Discounted cash flow	Discount rate			1.0%
Corporate CDOs	(2.5)	Base correlation model	Radian correlation to corporate index			85.0%
			Average credit spread	0.1%	-	0.9%
			Own credit spread (2)	0.9%	-	3.8%
CDOs of CMBS	(56.3)	Discounted cash flow	Radian correlation to CMBS transaction index	72.0%	-	85.0%
			Own credit spread (2)	0.9%	-	3.8%
TruPs CDOs	(30.2)	Discounted cash flow	Principal recovery			75.0%
			Principal recovery (stressed)			65.0%
			Probability of conditional liquidity payment	0.2%	-	10.0%
			Own credit spread (2)	0.9%	-	3.8%
TruPs - related VIE	(47.8)	Discounted cash flow	Discount rate			8.8%
Other non-corporate CDOs and derivative transactions	(115.3)	Risk-based model	Average life (in years)	<1	-	20
			Own credit spread (2)	0.9%	-	3.8%
NIMS VIE	(3.1)	Discounted cash flow	NIMS credit spread			43.2%
			Own credit spread (2)			7.2%
________________

(1)
Excludes certain assets and liabilities for which we do not develop quantitative unobservable inputs. The fair value estimates for these assets and liabilities are developed using third-party pricing information, generally without adjustment.

(2)	Represents the range of our CDS spread that a typical market participant might use in the valuation analysis based on the remaining term of the investment.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes the significant unobservable inputs used in our recurring Level III fair value measurements as of December 31, 2013:

(In millions)	Fair Value Net Asset (Liability) December 31, 2013 (1)	Valuation Technique	Unobservable Input	Range/ Weighted Average
Level III Assets/Liabilities:
State and municipal obligations	$18.7	Discounted cash flow	Discount rate			12.3%
			Expected loss			11.1%
Other investments	81.0	Discounted cash flow	Discount rate			1.2%
Corporate CDOs	(1.4)	Base correlation model	Radian correlation to corporate index			85.0%
			Average credit spread	0.1%	-	0.9%
			Own credit spread (2)	0.8%	-	4.3%
CDOs of CMBS	(67.8)	Discounted cash flow	Radian correlation to CMBS transaction index	72.0%	-	85.0%
			Own credit spread (2)	0.8%	-	4.3%
TruPs CDOs	(43.9)	Discounted cash flow	Principal recovery			75.0%
			Principal recovery (stressed)			65.0%
			Probability of conditional liquidity payment	1.1%	-	12.4%
			Own credit spread (2)	0.8%	-	4.3%
TruPs - related VIE	(68.4)	Discounted cash flow	Discount rate			13.1%
Other non-corporate CDOs and derivative transactions	(119.4)	Risk-based model	Average life (in years)	<1	-	20
			Own credit spread (2)	0.8%	-	4.3%
NIMS VIE	(2.8)	Discounted cash flow	NIMS credit spread			43.8%
			Own credit spread (2)			7.9%
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
The significant unobservable inputs used in the fair value measurement of our derivative assets, derivative liabilities and VIE debt relate to average credit spreads, average life, discount rates, correlation to indices and projected losses. In addition, when determining the fair value of our liabilities, we are required to incorporate into the fair value of those liabilities an adjustment that reflects our own non-performance risk, if applicable, as discussed below.

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
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets were as follows as of the dates indicated:

	March 31, 2014			December 31, 2013
(In millions)	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
Assets:
Fixed-maturities held to maturity	$0.1	$0.1	(1)	$0.4	$0.4	(1)
Other invested assets	46.8	55.4	(1)	47.4	54.3	(1)
Liabilities:
Long-term debt (3)	938.4	1,559.8	(1)	930.1	1,502.7	(1)
Non-derivative financial guaranty liabilities	148.6	215.2	(2)	144.7	189.1	(2)
______________________

(1)	These estimated fair values would be classified in Level II of the fair value hierarchy.

(2)	These estimated fair values would be classified in Level III of the fair value hierarchy.

(3)
The carrying amount of long-term debt is net of the equity component, which is accounted for under the accounting standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The fair value is estimated based on the quoted market prices for the same or similar issues. See Note 10 for further information.

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
We have determined that we are the primary beneficiary of our NIMS transaction and certain financial guaranty structured finance transactions. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer or, in some cases, the right to direct the sale of the VIE assets. In some instances, we have the obligation to absorb the majority of the VIE’s losses and the right to receive the majority of any remaining funds through our residual interest agreement and we have the ability to impact the activities of the VIE in certain limited ways that could impact the economic performance of this VIE. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value. In certain instances, the operating results of the consolidated VIE may generate taxable income or loss. The following discussion relates to our consolidated and unconsolidated VIEs.
Financial Guaranty Insurance Contracts
In continually assessing our involvement with VIEs, we consider certain events such as the VIE’s failure to meet certain contractual conditions, including performance tests and triggers, servicer termination events and events of default that may, should they occur, provide us with additional control rights over the VIE for a limited number of our transactions. The occurrence of these events would cause us to reassess our initial determination that we are not the primary beneficiary of a VIE. In addition, changes to its governance structure that would allow us to direct the activities of a VIE or our acquisition of additional financial interests in the VIE, would also cause us to reassess our initial determination that we are not the primary beneficiary of a VIE. Many of our financial guaranty contracts provide us with substantial control rights over the activities of VIEs upon the occurrence of default or other performance triggers described above. Therefore, additional VIEs may be consolidated by us if these events were to occur. Prior to the occurrence of these contingent conditions, another party (typically the collateral manager, servicer or equity holder) involved with the transaction holds the power to manage the VIE’s assets and to impact the economic performance of the VIE, without our ability to control or direct such powers.

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

	Consolidated		Unconsolidated
(In thousands)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Balance Sheet:
Other invested assets	$81,635	$81,000	$—	$—
Premiums receivable	—	—	2,100	2,211
Other assets	92,594	92,023	—	—
Unearned premiums	—	—	1,680	1,872
Reserve for losses and LAE	—	—	9,505	14,094
Derivative liabilities	47,769	68,457	191,945	220,633
VIE debt—at fair value	92,436	91,800	—	—
Other liabilities	190	254	—	—

Maximum exposure (1)	140,242	121,628	4,079,740	4,578,784
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

	Consolidated		Unconsolidated
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2014	2013	2014	2013
Statement of Operations:
Premiums earned	$—	$—	$314	$324
Net investment income	440	443	—	—
Net gain (loss) on investments	195	(1,530)	—	—
Change in fair value of derivative instruments—gain (loss)	20,117	3,062	29,621	(160,975)
Net gain on other financial instruments	1,016	1,155	—	—
Provision for losses—increase (decrease)	—	—	894	(10)
Other operating expenses	447	503	—	—

Net Cash Inflow (Outflow)	—	114	(4,356)	1,215

NIMS VIE
At March 31, 2014, we had one remaining NIMS transaction. We have determined that we are the primary beneficiary of this NIMS transaction, and have consolidated the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of the VIE at fair value. At March 31, 2014 and December 31, 2013, the amount of VIE debt and our maximum exposure were immaterial. The amount of income and expense related to this VIE was immaterial for 2014 and 2013.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

6. Investments
Our held to maturity and available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	March 31, 2014
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities held to maturity:
State and municipal obligations	$50	$50	$—	$—
	$50	$50	$—	$—
Fixed-maturities available for sale:
U.S. government and agency securities	$8,961	$9,116	$202	$47
State and municipal obligations	26,428	26,699	624	353
Corporate bonds and notes	58,480	58,812	1,102	770
RMBS	36,500	37,196	696	—
Other ABS	64,184	64,124	65	125
Foreign government and agency securities	17,944	17,805	69	208
Other investments	237	237	—	—
	$212,734	$213,989	$2,758	$1,503
Equity securities available for sale (1)	$78,106	$137,920	$59,814	$—
Total debt and equity securities	$290,890	$351,959	$62,572	$1,503
______________________

(1)
Comprising broadly diversified domestic equity mutual funds ($130.0 million fair value) and various preferred and common stocks invested across numerous companies and industries ($8.0 million fair value).

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

(In thousands)	March 31, 2014	December 31, 2013
Trading securities:
U.S. government and agency securities	$333,804	$393,815
State and municipal obligations	611,410	595,070
Corporate bonds and notes	967,207	1,024,574
RMBS	245,232	487,239
CMBS	282,561	288,895
Other ABS	170,289	195,816
Foreign government and agency securities	28,866	40,657
Equity securities	88,860	90,604
Other investments	747	759
Total	$2,728,976	$3,117,429
For trading securities that were still held at March 31, 2014 and December 31, 2013, we had net unrealized gains during 2014 and net unrealized losses during 2013 associated with those securities in the amount of $58.9 million and $140.9 million, respectively.
As part of the Freddie Mac Agreement (defined in Note 8), Radian Guaranty had $208 million and $205 million at March 31, 2014 and December 31, 2013, respectively, in a collateral account currently invested primarily in trading securities, which is pledged to cover loss mitigation activity on the loans subject to the agreement. A portion of the funds deposited may be released to Radian Guaranty over time.
As of March 31, 2014 and December 31, 2013, our investment portfolio included no Sovereign or sub-Sovereign (collectively, “Sovereign”) securities of the six European countries (Portugal, Ireland, Italy, Greece, Spain and Hungary) whose Sovereign obligations have been under particular stress due to economic uncertainty, potential restructuring and ratings downgrades nor securities of any other countries under similar stress.
The following tables show the gross unrealized losses and fair value of our securities deemed “available for sale” and “held to maturity,” aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

March 31, 2014: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	1	$5,417	$47	—	$—	$—	1	$5,417	$47
State and municipal obligations	1	2	4	1	5,389	349	2	5,391	353
Corporate bonds and notes	10	31,135	223	2	2,950	547	12	34,085	770
Other ABS	8	46,709	125	—	—	—	8	46,709	125
Foreign government and agency securities	6	6,432	208	—	—	—	6	6,432	208
Total	26	$89,695	$607	3	$8,339	$896	29	$98,034	$1,503

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

December 31, 2013: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	1	$5,401	$57	—	$—	$—	1	$5,401	$57
State and municipal obligations	4	14,502	42	2	5,514	534	6	20,016	576
Corporate bonds and notes	—	—	—	2	2,966	484	2	2,966	484
Total	5	$19,903	$99	4	$8,480	$1,018	9	$28,383	$1,117
During the first three months of 2014 and 2013, there were no credit losses recognized in earnings.
Impairments due to credit deterioration that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security are considered other-than-temporary. Other declines in fair value (for example, due to interest rate changes, sector credit rating changes or company-specific rating changes) that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security also may serve as a basis to conclude that an other-than-temporary impairment (“OTTI”) has occurred. To the extent we determine that a security is deemed to have had an OTTI, an impairment loss is recognized.
We had securities in an unrealized loss position that we did not consider to be other-than-temporarily impaired as of March 31, 2014. For all investment categories, the unrealized losses of 12 months or greater duration as of March 31, 2014, were generally caused by interest rate or credit spread movements since the purchase date. As of March 31, 2014, we expected the present value of cash flows to be collected from these securities to be sufficient to recover the amortized cost basis of these securities. As of March 31, 2014, we did not have the intent to sell any debt securities in an unrealized loss position, and we determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis, which may be at maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at March 31, 2014.
The contractual maturities of fixed-maturity investments are as follows:

	March 31, 2014
	Held to Maturity		Available for Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less (1)	$50	$50	$3,543	$3,066
Due after one year through five years (1)	—	—	42,858	42,935
Due after five years through ten years (1)	—	—	39,863	39,858
Due after ten years (1)	—	—	25,785	26,809
RMBS (2)	—	—	36,500	37,196
Other ABS (2)	—	—	64,185	64,125
Total	$50	$50	$212,734	$213,989
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS and Other ABS are shown separately, as they are not due at a single maturity date.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

7. Reinsurance
The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Net premiums written-insurance:
Direct	$229,322	$245,467
Assumed	473	(10,397)
Ceded	(16,089)	(27,885)
Net premiums written-insurance	$213,706	$207,185
Net premiums earned-insurance:
Direct	$221,959	$207,940
Assumed	2,147	2,211
Ceded	(18,441)	(17,563)
Net premiums earned-insurance	$205,665	$192,588
Mortgage Insurance
We have two separate quota share reinsurance (“QSR”) agreements with a third-party reinsurance provider (the “Initial QSR Transaction,” and the “Second QSR Transaction,” collectively, the “Reinsurance Transactions”). As of March 31, 2014, RIF ceded under the Initial QSR Transaction and Second QSR Transaction was $1.3 billion and $1.4 billion, respectively.
The following tables show the amounts related to the Reinsurance Transactions for the periods indicated:

	Initial QSR Transaction
	Three Months Ended March 31,
(In thousands)	2014	2013
Ceded premiums written	$5,304	$6,122
Ceded premiums earned	6,807	7,833
Ceding commissions written	1,326	1,530

	Second QSR Transaction
	Three Months Ended March 31,
(In thousands)	2014	2013
Ceded premiums written	$7,293	$16,440
Ceded premiums earned	6,585	2,838
Ceding commissions written	2,553	5,754

We ceded the maximum amount permitted under the Initial QSR Transaction (up to $1.6 billion of ceded RIF), and therefore, are no longer ceding NIW under this transaction. We continue to cede NIW under the Second QSR Transaction. Ceded losses to date under the Reinsurance Transactions have been immaterial.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

8. Losses and LAE
Our reserve for losses and LAE, as of the dates indicated, consisted of:

(In thousands)	March 31, 2014	December 31, 2013
Mortgage insurance reserves	$1,893,960	$2,164,353
Financial guaranty reserves	29,751	21,068
Total reserve for losses and LAE	$1,923,711	$2,185,421

See Note 9 for information regarding our financial guaranty reserves.
The following table shows our mortgage insurance reserve for losses and LAE by category at the end of each period indicated:

(In thousands)	March 31, 2014	December 31, 2013
Reserves for losses by category:
Prime	$790,529	$937,307
Alternative-A (“Alt-A”)	351,695	384,841
A minus and below	189,453	215,545
Incurred but not reported (“IBNR”) and other	347,674	347,698
LAE	50,684	51,245
Reinsurance recoverable (1)	25,751	38,363
Total primary reserves	1,755,786	1,974,999
Pool	123,596	169,682
IBNR and other	5,679	8,938
LAE	4,517	5,439
Total pool reserves	133,792	184,059
Total first-lien reserves	1,889,578	2,159,058
Second-lien and other (2)	4,382	5,295
Total reserve for losses	$1,893,960	$2,164,353
______________________

(1)	Primarily represents ceded losses on captive transactions and the Reinsurance Transactions.

(2)	Does not include our second-lien premium deficiency reserve that is included in other liabilities.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table presents information relating to our mortgage insurance reserves for losses, including IBNR reserves and LAE, for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2014	2013
Mortgage Insurance
Balance at January 1	$2,164,353	$3,083,608
Less reinsurance recoverables (1)	38,363	83,238
Balance at January 1, net of reinsurance recoverables	2,125,990	3,000,370
Add losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	142,696	182,534
Prior years	(93,536)	(50,578)
Total incurred	49,160	131,956
Deduct paid claims and LAE related to:
Prior years	306,941	309,927
Total paid	306,941	309,927
Balance at end of period, net of reinsurance recoverables	1,868,209	2,822,399
Add reinsurance recoverables (1)	25,751	72,101
Balance at March 31	$1,893,960	$2,894,500
_________________________

(1)	Related to ceded losses on captive reinsurance transactions and the Reinsurance Transactions. See Note 7 for additional information.

(2)
Related to underlying defaulted loans with a most recent default notice dated in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

Our mortgage insurance loss reserves declined in the first quarter of 2014, primarily as a result of the volume of paid claims, cures and insurance rescissions and claim denials continuing to outpace new default notices received. Reserves established for new default notices were the primary driver of our total incurred loss for 2014. The impact to incurred losses from default notices reported in 2014 was partially mitigated by favorable reserve development on prior year defaults, which was driven primarily by higher cures and lower claim severity rates than were previously estimated. Total paid claims were generally consistent in the first quarter of 2014 with the comparable period in 2013.
In August 2013, Radian Guaranty entered into a Master Transaction Agreement with Freddie Mac (the “Freddie Mac Agreement”) related to a group of first-liens guaranteed by Freddie Mac that were insured by Radian Guaranty and were in default as of December 31, 2011. We deposited funds into a collateral account to cover future loss mitigation activity on these loans. From the time the collateral account was established through March 31, 2014, approximately $13.0 million of additional loss mitigation activity had become final in accordance with the Freddie Mac Agreement and $137.2 million of submitted claims had been rescinded, denied, curtailed or cancelled, but were not considered final in accordance with the Freddie Mac Agreement.
Our mortgage insurance loss reserves declined in the first quarter of 2013, primarily as a result of a decrease in our total inventory of defaults, as the volume of paid claims, cures and insurance rescissions and claim denials outpaced new default notices received during the quarter. Favorable reserve development on default notices reported in prior years partially mitigated the impact from new defaults, as the benefit to prior year defaults from higher cures and claim curtailments was more than previously estimated.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Our aggregate weighted average default to claim rate assumption (net of denials and rescissions) used in estimating our reserve for losses was 46% at March 31, 2014, compared to 47% at December 31, 2013. We develop our default to claim rate estimates on defaulted loans based on the age of the underlying defaulted loans, as measured by the number of monthly payments missed. As of March 31, 2014, our aggregate weighted average default to claim rate estimate on our total first-lien portfolio, net of estimated future denials and rescissions and excluding pending claims, was 39% and ranged from 19% for insured loans that had missed two to three monthly payments, to 48% for such loans that had missed 12 or more monthly payments. Our estimate of expected insurance rescissions and claim denials (net of expected reinstatements) embedded in our default to claim rate is generally based on our experience over the past year, with consideration given for differences in characteristics between those rescinded policies and denied claims and the loans remaining in our defaulted inventory.
Our estimates of future rescissions and denials remain elevated compared to levels experienced before 2009. The elevated levels of our rate of insurance rescissions and claim denials have reduced our paid losses and have resulted in a significant reduction in our loss reserves. Our estimate of net future rescissions and denials reduced our loss reserves as of March 31, 2014 and December 31, 2013 by approximately $219 million and $247 million, respectively. Conversely, our estimate of future reinstatements of previously rescinded policies and denied claims, which are primarily reflected in our IBNR reserve estimate, increased our loss reserves as of March 31, 2014 and December 31, 2013 by approximately $285 million and $283 million, respectively. The amount of estimated rescissions and denials incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of rescissions and denials on future claims, but also the volume and attributes of our defaulted insured loans, our estimated default to claim rate and our estimated claim severity, among other assumptions. Although we expect the amount of estimated rescissions and denials embedded within our reserve analysis to remain elevated as compared to levels before 2009, we expect them to continue to decrease over time, as the defaults related to our legacy portfolio decline as a proportion of our total default portfolio and as we realize the results through actual rescissions and denials, or the commutations of insured loans. In the event that we experience a more rapid than expected decrease in the level of future insurance rescissions and claim denials from the current levels, it could have an adverse effect on our paid losses and loss reserves.
The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied, for the periods indicated, net of any reinstatements of previously rescinded policies or denied claims within each period:

	Three Months Ended March 31,
(In millions)	2014	2013
Rescissions	$16.1	$15.3
Denials	12.2	27.2
Total first-lien claims submitted for payment that were rescinded or denied (1)	$28.3	$42.5
______________________

(1)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.
Our reported rescission, denial and claim curtailment activity in any given period is subject to challenge by our lender and servicer customers. We expect that a large number of previously denied claims will be resubmitted with the required documentation and ultimately paid; therefore, we have considered this expectation in developing our IBNR reserve estimate. This IBNR estimate was $288.2 million and $281.9 million at March 31, 2014 and December 31, 2013, respectively. For the first quarter of 2014, our IBNR estimate of $288.2 million includes an estimate of future reinstatements of previously denied claims, rescinded policies and curtailments of $163.8 million, $93.3 million and $13.4 million, respectively. These reserves relate to $266.9 million of claims that were denied within the preceding 12 months, $362.5 million of policies rescinded within the preceding 24 months, and $80.2 million of claim curtailments within the preceding 24 months, as well as a significant number of additional denials and rescissions that were denied or rescinded in earlier periods but remain the subject of continuing settlement discussions with certain of our lender and servicer customers.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Until a liability associated with such activities or discussions becomes probable and can be reasonably estimated, we consider our claim payments or our rescissions, denials and curtailments to be resolved for financial reporting purposes. Under the accounting standard regarding contingencies, an estimated loss is accrued only if we determine that the loss is probable and can be reasonably estimated. For the first quarter of 2014, a significant portion of our IBNR estimate of $288.2 million relates to one servicer, with whom we are currently in settlement discussions regarding a large population of disputed rescissions, denials, curtailments and potential insurance cancellations. For these populations, we have determined that a settlement is probable and that a loss can be reasonably estimated, and have reflected our best estimate of the expected loss related to the populations under discussion with this servicer in our financial statements, primarily as a component of our IBNR reserve. While our reserves include our best estimate of this loss, the outcome of the discussions or potential legal proceedings that could ensue is uncertain, and it is reasonably possible that a loss exists in excess of the amount accrued. Due to the dynamic nature of these discussions, the range of factors that could impact settlement negotiations and the inherent uncertainty of the outcome of such matters, we cannot estimate the amount of any additional loss that is reasonably possible.
Generally, we estimate our claim liability related to the potential future reinstatement of previously denied claims and rescinded policies by estimating an initial gross reinstatement rate at the time of denial or rescission, which then declines over a 12- or 24-month timeframe. As of March 31, 2014, for previously denied claims, this initial gross reinstatement assumption begins at approximately 60% and declines to 0% after 12 months, while for previously rescinded policies, the initial assumed reinstatement rate begins at approximately 20% and declines to 0% after 24 months. Our IBNR reserve estimate also includes the projected potential impact from future estimated rescissions on reinstated denials. Therefore, at any particular point in time, our IBNR reserve estimate with respect to previously rescinded policies or denied claims is affected not only by our initial reinstatement assumption, but also by the length of time since the denial or rescission, our estimated likelihood of such reinstatements resulting in a paid claim, and the expected claim severity on such paid claims, as well as the potential outcome of any discussions with our lender and servicer customers regarding such rescissions or denials. In addition, as of March 31, 2014, our IBNR reserve estimate incorporates an ultimate overturn rate assumption of approximately 30% for previously curtailed claims.
We also accrue for the premiums that we expect to refund to our lender customers in connection with our estimated insurance rescission activity. Our accrued liability for such refunds, which is included within other liabilities on our condensed consolidated balance sheets, was $14.8 million and $17.0 million as of March 31, 2014 and December 31, 2013, respectively.
We considered the sensitivity of first-lien loss reserve estimates at March 31, 2014 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 28% of unpaid principal balance at March 31, 2014), we estimated that our loss reserves would change by approximately $49 million at March 31, 2014. For every one percentage point change in pool claim severity (which we estimate to be 44% of unpaid principal balance at March 31, 2014), we estimated that our loss reserves would change by approximately $2 million at March 31, 2014. For every one percentage point change in our overall net default to claim rate (which we estimate to be 46% at March 31, 2014, including our assumptions related to rescissions and denials), we estimated an approximately $32 million change in our loss reserves at March 31, 2014.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

9. Financial Guaranty Insurance Contracts
The following table includes information as of March 31, 2014 regarding our financial guaranty claim liabilities on non-derivative transactions, segregated by the surveillance categories that we use in monitoring the risks related to these contracts:

	Surveillance Categories
($ in thousands)	Performing	Special Mention	Intensified Surveillance	Case Reserve	Total
Number of policies	7	221	56	82	366
Remaining weighted-average contract period (in years)	22	16	19	18	17
Insured contractual payments outstanding:
Principal	$1,513	$1,162,520	$581,107	$79,952	$1,825,092
Interest	172	671,500	306,299	21,614	999,585
Total	$1,685	$1,834,020	$887,406	$101,566	$2,824,677

Gross claim liability	$1	$22,047	$229,993	$25,557	$277,598
Less:
Gross potential recoveries	—	2,364	334,298	44,075	380,737
Discount, net	—	3,343	(147,419)	(2,328)	(146,404)
Net claim liability/(asset) (prior to reduction for unearned premium)	$1	$16,340	$43,114	$(16,190)	$43,265
Unearned premium revenue	$6	$20,513	$9,205	$—	$29,724
Net claim liability/(asset) reported in the balance sheet	$—	$6,453	$37,552	$(16,190)	$27,815
Reinsurance recoverables	$—	$—	$—	$—	$—
A net claim liability is established for a performing credit if there is evidence that credit deterioration has occurred and the expected loss on the credit exceeds the unearned premium revenue for the contract based on the present value of the expected net cash inflows and outflows. Included in accounts and notes receivable and unearned premiums on our condensed consolidated balance sheets are the present values of premiums receivable and unearned premiums that are received on an installment basis. The premiums receivable is net of commissions on assumed reinsurance business. The present values of premiums receivable and unearned premiums that are received on an installment basis were $24.8 million and $26.2 million, respectively, as of March 31, 2014, and $25.2 million and $27.0 million, respectively, as of December 31, 2013.
The accretion of these balances is included either in premiums written and premiums earned (for premiums receivable) or policy acquisition costs (for commissions) on our condensed consolidated statements of operations. There was an immaterial amount of accretion recorded in policy acquisition costs and premiums earned for the three months ended March 31, 2014 and 2013.
The nominal (non-discounted) premiums, net of commissions that are expected to be collected on financial guaranty contracts with installment premiums, included in premiums receivable as of March 31, 2014, was $31.2 million and is expected to decrease over time as the portfolio runs off. The activity related to the net present value of premiums receivable during the three months ended March 31, 2014 and 2013 was not material. The weighted-average risk-free rate used to discount the premiums receivable and premiums to be collected was 2.6% at March 31, 2014.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Premiums earned were affected by the following for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2014	2013
Refundings	$2,117	$4,753
Recaptures/Commutations	—	(2,447)
Adjustments to installment premiums, gross of commissions	139	2,692
Unearned premium acceleration upon establishment of case reserves	—	65
Foreign exchange revaluation, gross of commissions	314	(768)
Total adjustment to premiums earned	$2,570	$4,295

The following table shows the expected contractual premium revenue from our existing financial guaranty portfolio, assuming no refundings of any financial guaranty obligations, as of March 31, 2014:

(In thousands)	Ending Net Unearned Premiums	Unearned Premium Amortization	Accretion	Total Premium Revenue
2nd quarter 2014	$175,331	$6,088	$199	$6,287
3rd quarter 2014	167,264	8,066	193	8,259
4th quarter 2014	162,654	4,610	191	4,801
2014	162,654	18,764	583	19,347
2015	146,423	16,232	719	16,951
2016	133,021	13,402	657	14,059
2017	120,746	12,274	616	12,890
2018	109,213	11,533	562	12,095
2014 - 2018	109,213	72,205	3,137	75,342
2019 - 2023	61,574	47,639	2,147	49,786
2024 - 2028	30,234	31,341	1,369	32,710
2029 - 2033	12,735	17,499	873	18,372
After 2033	—	12,735	1,009	13,744
Total	$—	$181,419	$8,535	$189,954

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table shows the significant components of changes in our financial guaranty claim liability for the three months ended March 31, 2014 and 2013, excluding reserves related to our trade credit reinsurance and surety business of $1.9 million and $2.1 million, respectively, which are excluded from the accounting standard regarding accounting for financial guaranty insurance contracts by insurance enterprises.

	Three Months Ended March 31,
(In thousands)	2014	2013
Claim liability at January 1	$19,458	$64,291
Incurred losses and LAE:
Increase in gross claim liability	8,140	8,390
Decrease (increase) in gross potential recoveries	32,958	(3,946)
Increase in discount	(31,757)	(3,555)
Increase in unearned premiums	(4,110)	(797)
Incurred losses and LAE	5,231	92
Paid losses and LAE:
Current year	—	1
Prior years	3,126	(41,915)
Paid losses and LAE	3,126	(41,914)
Claim liability at March 31	$27,815	$22,469

Components of incurred losses and LAE:
Claim liability established in current period	$1,040	$104
Changes in existing claim liabilities	4,191	(12)
Total incurred losses and LAE	$5,231	$92

Components of increase in discount:
Increase in discount related to claim liabilities established in current period	$(491)	$(128)
Increase in discount related to existing claim liabilities	(31,266)	(3,427)
Total increase in discount	$(31,757)	$(3,555)
Paid losses during the first quarter of 2013 include $41.6 million related to a January 2013 commutation with a primary insurer.
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
The weighted-average risk-free rates used to discount the gross claim liability and gross potential recoveries on our financial guaranty contracts were as follows, as of the dates indicated:

March 31, 2014	2.86%
December 31, 2013	2.95%
March 31, 2013	2.09%
December 31, 2012	2.00%

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

10. Long-Term Debt
The carrying value of our long-term debt at March 31, 2014 and December 31, 2013 was as follows:

(In thousands)		March 31, 2014	December 31, 2013
5.375%	Senior Notes due 2015	$54,484	$54,481
9.000%	Senior Notes due 2017	191,850	191,611
3.000%	Convertible Senior Notes due 2017 (1)	358,985	353,798
2.250%	Convertible Senior Notes due 2019 (2)	333,071	330,182
	Total long-term debt	$938,390	$930,072
_______________________

(1)	The principal amount of these notes is $450 million.

(2)	The principal amount of these notes is $400 million.
Convertible Senior Notes due 2017 and 2019
During the three-month period ended March 31, 2014, our closing stock prices exceeded the thresholds required for the holders of our Convertible Senior Notes due 2017 and our Convertible Senior Notes due 2019 to be able to exercise their conversion rights during the three-month period ending June 30, 2014. As a result, at March 31, 2014, the equity component related to our Convertible Senior Notes due 2017 was reclassified from permanent equity to mezzanine (temporary) equity as “equity component of currently redeemable convertible senior notes.” We will evaluate whether the conversion threshold requirements have been met on a quarterly basis, and will report the equity component related to our Convertible Senior Notes due 2017 as temporary equity for any period in which the debt remains currently convertible.
Issuance and transaction costs incurred at the time of the issuance of the convertible notes are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The convertible notes are reflected on our condensed consolidated balance sheets as follows:

	Convertible Senior Notes due 2017			Convertible Senior Notes due 2019
(In thousands)	March 31, 2014		December 31, 2013	March 31, 2014		December 31, 2013
Liability component:
Principal	$450,000		$450,000	$400,000		$400,000
Less: debt discount, net (1)	(91,016)		(96,202)	(66,929)		(69,818)
Net carrying amount	$358,984		$353,798	$333,071		$330,182

Equity component of currently redeemable convertible senior notes	$91,016		$—	$—		$—

Equity component (net of tax impact) (2)	$(25,337)	(3)	$65,679	$77,026	(4)	$77,026	(4)
__________________

(1)	Included within long-term debt and is being amortized over the life of the convertible notes.

(2)	Amount included within additional paid-in capital, net of the capped call transactions (Convertible Senior Notes due 2017) and related issuance costs (Convertible Senior Notes due 2017 and 2019).

(3)	Primarily represents the deferred tax amount related to this transaction due to the reclassification of the debt discount to temporary equity.

(4)	There was no net tax impact recorded in equity related to the Convertible Senior Notes due 2019, as a result of our full valuation allowance.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following tables set forth total interest expense recognized related to the convertible notes for the periods indicated:

	Convertible Senior Notes due 2017
	Three Months Ended March 31,
($ in thousands)	2014	2013
Contractual interest expense	$4,399	$3,375
Amortization of debt issuance costs	300	283
Amortization of debt discount	5,186	4,712
Total interest expense	$9,885	$8,370

Effective interest rate of the liability component	9.75%	9.75%

	Convertible Senior Notes due 2019
	Three Months Ended March 31,
($ in thousands)	2014	2013
Contractual interest expense	$2,250	$675
Amortization of debt issuance costs	316	92
Amortization of debt discount	2,889	819
Total interest expense	$5,455	$1,586

Effective interest rate of the liability component	6.25%	6.25%

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

11. Accumulated Other Comprehensive Income
The following table shows the rollforward of accumulated other comprehensive income as of the periods indicated:

	Three Months Ended March 31, 2014
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$57,345	$19,962	$37,383
Other comprehensive income:
Unrealized gains on investments:
Unrealized holding gains arising during the period	4,649	164	4,485
Less: Reclassification adjustment for net gains included in net income (1)	809	285	524
Net unrealized gains on investments	3,840	(121)	3,961
Other comprehensive income	3,840	(121)	3,961
Balance at end of period	$61,185	$19,841	$41,344

	Three Months Ended March 31, 2013
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$24,904	$8,809	$16,095
Other comprehensive income:
Unrealized gains on investments:
Unrealized holding gains arising during the period	11,486	4,020	7,466
Less: Reclassification adjustment for net gains included in net loss (1)	67	46	21
Net unrealized gains on investments	11,419	3,974	7,445
Other comprehensive income	11,419	3,974	7,445
Balance at end of period	$36,323	$12,783	$23,540
_________________________

(1)	Included in net gains (losses) on investments on our condensed consolidated statements of operations.

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
Our provision for income taxes for interim financial periods is based on an estimate of our annual effective tax rate (“ETR”) for the full year of 2014. When estimating our full year 2014 ETR, we adjust our projected pre-tax income for gains and losses on our derivative transactions and investments, changes in the accounting for uncertainty in income taxes, changes in our beginning of year valuation allowance, and other adjustments. The impact of these items is accounted for discretely at the federal applicable tax rate. During 2013, given the impact on our pre-tax results of net gains or losses resulting from our derivative transactions and our investment portfolio, and the continued uncertainty around our ability to rely on certain short-term financial projections, which directly affected our ability to estimate an ETR for the full year, we recorded our interim period income tax provision (benefit) based on actual results of operations.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

For federal income tax purposes, we had approximately $1.8 billion of net operating loss (“NOL”) carryforwards and $26.3 million of foreign tax credit carryforwards as of March 31, 2014. To the extent not utilized, the NOL carryforwards will expire during tax years 2028 through 2032 and the foreign tax credit carryforwards will expire during tax years 2018 through 2020. Certain entities within our consolidated group have also generated deferred tax assets of approximately $31.6 million relating to state and local NOL carryforwards, which if unutilized, will expire during various future tax periods.
As of March 31, 2014 and December 31, 2013, before consideration of our valuation allowance, we had deferred tax assets, net of deferred tax liabilities, of approximately $936.5 million and $1,040.2 million, respectively.
We are required to establish a valuation allowance against our DTA when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date we assess our need for a valuation allowance. Our assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our DTA will be realized in future periods. In making this assessment, the primary negative evidence that we considered is our cumulative losses in recent years and the uncertainty around our future results. We also considered positive evidence when assessing the need for a valuation allowance, such as future reversals of existing taxable temporary differences, future projections of taxable income, taxable income within the applicable carryback periods and potential tax planning strategies. In assessing our need for a valuation allowance, the weight assigned to the effect of both negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. Future recognition of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. This recognition may be based on the continued improvement in operating results and increased certainty regarding our projected incurred losses, and our ability to sustain profitability over an appropriate time period in amounts that are sufficient to support a conclusion that it is more likely than not that all or a portion of our DTAs will be realized. It is reasonably possible that we could meet these criteria in the foreseeable future.
A valuation allowance of approximately $936.5 million and $1,022.3 million was recorded against our net DTA of approximately $936.5 million and $1,040.2 million at March 31, 2014 and December 31, 2013, respectively. The remaining DTA of approximately $17.9 million at December 31, 2013 represented our NOL carryback that we would be able to utilize as part of an overall settlement of the proposed Internal Revenue Service (“IRS”) adjustments relating to tax years 2000 through 2007. In July 2013, the FASB issued an update to the accounting standard regarding income taxes, which we adopted in the first quarter of 2014. This update provides guidance concerning the balance sheet presentation of an unrecognized tax benefit when Carryforwards are available. This accounting standard requires us to net our liability related to unrecognized tax benefits against the related deferred tax assets for the Carryforwards. A gross presentation will be required when the Carryforwards are not available under the tax law of the applicable jurisdiction or when the Carryforwards would not be used to settle any additional income taxes resulting from disallowance of the uncertain tax position. As a result of our implementation of this new FASB guidance, our March 31, 2014 consolidated balance sheet reflects a full valuation allowance against our deferred tax assets as our remaining DTA was reduced by the reclassification of our liability for unrecognized tax benefits.
During the quarter ended March 31, 2014, our valuation allowance decreased by approximately $85.8 million. Of this amount, $84.3 million was recorded as a benefit in continuing operations, offsetting the related deferred tax expense, and the remaining $1.5 million decrease was recorded through other comprehensive income.
We are currently contesting proposed adjustments resulting from the examination by the IRS of our 2000 through 2007 consolidated federal income tax returns. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic Real Estate Mortgage Investment Conduit (“REMIC”) residual interests and has proposed adjustments denying the associated tax benefits of these items. The proposed adjustments relating to the 2000 through 2007 tax years, if sustained, would result in additional income taxes of approximately $128 million plus proposed penalties of approximately $42 million. Additionally, we would incur interest expense on any sustained adjustments. We appealed these proposed adjustments to the IRS Office of Appeals (“Appeals”) and made “qualified deposits” with the U.S. Department of the Treasury (“U.S. Treasury”) of approximately $85 million in June 2008 relating to the 2000 through 2004 tax years and approximately $4 million in May 2010 relating to the 2005 through 2007 tax years in order to avoid the accrual of above-market-rate interest with respect to the proposed adjustments.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

We have made several attempts to reach a compromised settlement with Appeals, but in January 2013, we were notified that Appeals had rejected our latest settlement offer and plans to issue the formal notice of deficiency. Upon receipt of that deficiency notice, we will have 90 days to either pay the assessed tax liabilities, penalties and interest (the “deficiency amount”) in full or petition the U.S. Tax Court to litigate the deficiency amount. Litigation of the deficiency amount may result in substantial legal expenses and the litigation process could take several years to resolve. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached. After discussions with counsel about the issues raised in the examination, we believe that an adequate provision for income taxes has been made for the potential liabilities that may result from this matter. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.

13. Statutory Information
We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. Required statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (“NAIC”) as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of March 31, 2014, our use of any prescribed or permitted statutory accounting practices did not result in reported statutory surplus or risk-based capital being significantly different from what would have been reported had NAIC statutory accounting practices been followed.
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
Radian Group serves as the holding company for our insurance subsidiaries, through which we conduct the business of our mortgage insurance and financial guaranty business segments. These insurance subsidiaries are subject to comprehensive, detailed regulation by the insurance departments in the various states where our insurance subsidiaries are domiciled or licensed to transact business. Insurance laws vary from state to state, but generally grant broad supervisory powers to state agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business. The state insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations, as described in Note 1 and below. Our failure to maintain adequate levels of capital could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition. As of March 31, 2014, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $1.6 billion of our consolidated net assets.
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
Radian Guaranty’s statutory net income (loss), statutory surplus and contingency reserve as of or for the periods indicated were as follows:

(In millions)	As of and for the Three Months Ended March 31, 2014	As of and for the Year Ended December 31, 2013
Statutory net income (loss)	$68.2	$(23.8)
Statutory surplus	1,305.5	1,317.8
Contingency reserve	108.2	23.0

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Radian Guaranty’s risk-to-capital calculation appears in the table below. For purposes of the risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus (i.e., statutory capital and surplus) plus statutory contingency reserves.

	March 31, 2014	December 31, 2013
($ in millions)
RIF, net (1)	$27,075.0	$26,128.2

Statutory surplus	$1,305.5	$1,317.8
Statutory contingency reserve	108.2	23.0
Statutory position	$1,413.7	$1,340.8

Risk-to-capital	19.2:1	19.5:1
 _______________________

(1)	Excludes risk ceded through reinsurance contracts (to third parties and affiliates) and RIF on defaulted loans.
Currently, we expect to maintain Radian Guaranty’s risk-to-capital ratio at or below 20 to 1. Radian Guaranty was in compliance with the Statutory RBC Requirements or MPP Requirements, as applicable, in each of the RBC States as of March 31, 2014. See Note 1 for information regarding the Statutory RBC Requirements and MPP Requirements as well as the new GSE eligibility requirements that we expect will be released as early as the second quarter of 2014.
The reduction in Radian Guaranty’s risk-to-capital ratio in the first quarter of 2014 was primarily due to an increase in statutory net income, partially offset by an increase in net RIF at Radian Guaranty.
Radian Asset Assurance
Radian Asset Assurance is domiciled and licensed in New York as a monoline financial guaranty insurer. It is also licensed under the New York insurance laws to write some types of surety insurance and credit insurance.
Radian Asset Assurance’s ability to pay dividends to its parent, Radian Guaranty, is restricted by certain provisions of the insurance laws of New York. Under the New York insurance laws, Radian Asset Assurance may only pay dividends from statutory earned surplus. Without the prior approval from the NYSDFS, Radian Asset Assurance can only pay a dividend, which when totaled with all other dividends declared or distributed by it during the preceding 12 months, is the lesser of 10% of its statutory surplus to policyholders, as shown by its last statement on file with the NYSDFS, or 100% of statutory adjusted net investment income during such period. In addition, the NYSDFS, in its discretion, may approve a dividend distribution greater than would be permitted as an ordinary dividend (generally referred to as an “extraordinary dividend”). In July 2013, Radian Asset Assurance paid an ordinary dividend of $36 million to Radian Guaranty. We expect that in the third quarter of 2014, Radian Asset Assurance will have the capacity to pay another ordinary dividend to Radian Guaranty of approximately $32 million. As of March 31, 2014, Radian Asset Assurance maintained claims paying resources of $1.6 billion, which consists of statutory surplus of $1.2 billion, plus contingency reserves, unearned premium reserves, the present value of installment premiums and loss and LAE reserves.
Since Radian Asset Assurance ceased writing new business in June 2008, Radian Asset Assurance has reduced its aggregate net par exposure by approximately 80% to $22.7 billion as of March 31, 2014. This reduction included large declines in many of the riskier segments of Radian Asset Assurance’s insured portfolio. In light of this risk reduction and the significant level of capital, including $1.2 billion of statutory surplus, remaining at Radian Asset Assurance, Radian Asset Assurance submitted a request to the NYSDFS seeking permission to pay an extraordinary dividend to Radian Guaranty. The NYSDFS currently is considering this request and there can be no assurance if and when such request will be granted in whole or in part, and if granted, that it will not be subject to material conditions.
New York insurance law also establishes aggregate risk limits on the basis of aggregate net liability as compared with statutory capital. “Aggregate net liability” is a risk-based calculation based on outstanding principal and interest of guaranteed obligations insured, net of qualifying reinsurance and collateral. Under these limits, policyholders’ surplus and contingency reserves must not be less than a percentage of aggregate net liability equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for certain municipal obligations to 4% for certain non-investment grade obligations. As of March 31, 2014, the aggregate net liability of Radian Asset Assurance was significantly below the applicable limit.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

New York insurance law requires financial guaranty insurers to maintain minimum policyholders’ surplus of $65 million. When added to the minimum policyholders’ surplus of $1.4 million separately required for the other lines of insurance that Radian Asset Assurance is licensed to write, Radian Asset Assurance is required to maintain an aggregate minimum policyholders’ surplus of $66.4 million. Radian Asset Assurance’s statutory net income (loss), statutory surplus and contingency reserve as of or for the periods indicated were as follows:

(In millions)	As of and for the Three Months Ended March 31, 2014	As of and for the Year Ended December 31, 2013
Statutory net income (loss)	$2.1	$(24.9)
Statutory surplus	1,186.3	1,198.0
Contingency reserve	271.8	264.0

14. Selected Financial Information of Registrant—Radian Group

(In thousands)	March 31, 2014	December 31, 2013
Investment in subsidiaries, at equity in net assets	$1,721,213	$1,419,360
Total assets	2,318,631	2,112,495
Long-term debt	938,390	930,072
Total liabilities	1,172,048	1,172,850
Equity component of currently redeemable convertible senior notes	91,016	—
Total stockholders’ equity	1,055,567	939,645
Total liabilities and stockholders’ equity	2,318,631	2,112,495

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Loss estimates are inherently subjective, based on currently available information, and are subject to management’s judgment and various assumptions. Due to the inherently subjective nature of these estimates and the uncertainty and unpredictability surrounding the outcome of legal proceedings, actual results may differ materially from any amounts that have been accrued.
On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken Loans Inc. (“Quicken”) in the U.S. District Court for the Eastern District of Pennsylvania. On September 5, 2012, Radian Guaranty filed an amended complaint. Radian Guaranty’s complaint, as amended, seeks a declaratory judgment that it properly rescinded mortgage insurance coverage under Radian Guaranty’s master insurance policy and delegated underwriting endorsement for approximately 220 home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process. The approximately 220 home mortgage loans relate to an aggregate RIF of approximately $13 million. On October 25, 2012, Quicken answered Radian Guaranty’s amended complaint and asserted counterclaims against Radian Guaranty for alleged breach of contract and bad faith. On November 19, 2012, Radian Guaranty moved to dismiss Quicken’s counterclaims. On October 28, 2013, the court granted Radian Guaranty’s motion to dismiss in part and denied it in part. The court ruled that Quicken could not pursue a tort theory of bad faith and that Quicken had not stated a basis to toll the statute of limitations for any claims arising after the lawsuit was filed. The court permitted Quicken’s remaining claims to proceed at this stage. Discovery has commenced in this litigation. The parties have agreed to increase the population of loans that are at issue from 220 loans to approximately 507 loans relating to an aggregate RIF of approximately $29 million. This litigation is in the early stages of the proceedings, and therefore, we are unable to estimate whether a loss is reasonably possible in this matter.
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
Each of the cases described below are putative class actions (with alleged facts substantially similar to the facts alleged in the Samp case discussed above) in which Radian Guaranty has been named as a defendant and has insured at least one loan of one of the plaintiffs:

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

•
On January 13, 2012, a putative class action under RESPA titled Menichino, et al. v. Citibank, N.A., et al., was filed in the U.S. District Court for the Western District of Pennsylvania. Radian Guaranty was not named as a defendant in the original complaint. On December 4, 2012, plaintiffs amended their complaint to add Radian Guaranty as an additional defendant. On February 4, 2013, Radian Guaranty filed a motion to dismiss the claims against it as barred by the statute of limitations. On July 19, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on August 16, 2013, reasserting a putative claim under RESPA on substantially the same allegations. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on September 17, 2013. The court denied Radian Guaranty’s motion on February 4, 2014, without prejudice to Radian Guaranty’s ability to raise the statute of limitations bar on a motion for summary judgment. On March 26, 2014, the court stayed the Menichino case, pending the outcome of an appeal filed by plaintiffs in Riddle v. Bank of America Corporation, et. al. (another putative class action under RESPA in which Radian Guaranty is not a party) after the Riddle case was dismissed on summary judgment on November 18, 2013.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

•
On April 5, 2012, a putative class action under RESPA titled Manners, et al. v. Fifth Third Bank, et al. was filed in the U.S. District Court for the Western District of Pennsylvania. On November 28, 2012, Radian Guaranty moved to dismiss plaintiffs’ claims as barred by the statute of limitations. On July 19, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on August 16, 2013, reasserting a putative claim under RESPA on substantially the same allegations. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on September 17, 2013. The court denied Radian Guaranty’s motion on February 5, 2014, without prejudice to Radian Guaranty’s ability to raise the statute of limitations bar on a motion for summary judgment. On March 26, 2014, the court stayed the Manners case, pending the outcome of an appeal filed by plaintiffs in Riddle v. Bank of America Corporation, et. al. (another putative class action under RESPA in which Radian Guaranty is not a party) after the Riddle case was dismissed on summary judgment on November 18, 2013.

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

With respect to the ongoing putative class actions discussed above, Radian Guaranty believes that the claims are without merit and intends to vigorously defend itself against these claims. We are not able to estimate the reasonably possible loss or range of loss for these matters because the proceedings are in a very preliminary stage and there is uncertainty as to the likelihood of a class being certified or the ultimate size of a class.
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
In addition to the private lawsuits discussed above, we and other mortgage insurers have been subject to inquiries from the Minnesota Department of Commerce and the Office of the Inspector General of the U.S. Department of Housing and Urban Development (“HUD”), requesting information relating to captive reinsurance. We have cooperated with these requests for information. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) amended RESPA and transferred the authority to implement and enforce RESPA from HUD to the Consumer Financial Protection Bureau (“CFPB”). In January 2012, we and other mortgage insurers received a request for information and documents from the CFPB relating to captive reinsurance arrangements, and in June 2012, we and other mortgage insurers received a Civil Investigative Demand from the CFPB as part of its investigation to determine whether mortgage lenders and private mortgage insurance providers engaged in acts or practices in violation of the Dodd-Frank Act, RESPA and the Consumer Financial Protection Act. On April 4, 2013, we reached a settlement with the CFPB, which was approved by the U.S. District Court for the Southern District of Florida on April 9, 2013. The settlement concludes the investigation with respect to Radian Guaranty without the CFPB making any findings of wrongdoing. As part of the settlement, Radian Guaranty agreed not to enter into new captive reinsurance arrangements for a period of ten years and to pay a civil penalty of $3.75 million. We have not entered into any new captive reinsurance arrangements since 2007. During the high-claim years that followed the most recent economic downturn, captive arrangements have proven to represent a critical component of our loss mitigation strategy, effectively serving as designed to protect our capital position during a period of stressed losses. As of March 31, 2014 we had received total cash reinsurance recoveries from these captive reinsurance arrangements of approximately $800 million. In August 2013, Radian Guaranty and other mortgage insurers received a draft Consent Order from the Minnesota Department of Commerce, containing proposed conditions and unspecified penalties, to resolve its outstanding inquiries related to captive reinsurance arrangements involving mortgage insurance in Minnesota. We continue to cooperate with the Minnesota Department of Commerce and are engaged in active discussions with them with respect to their inquiries, including various alternatives for resolving this matter. We cannot predict the outcome of this matter or whether additional actions or proceedings may be brought against us.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

We are contesting proposed adjustments resulting from the examination by the IRS of our 2000 through 2007 consolidated federal income tax returns. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests currently held by Radian Guaranty Reinsurance Inc., one of our wholly-owned subsidiaries. The proposed adjustments relating to the 2000 through 2007 tax years, if sustained, will result in additional income taxes of approximately $128 million plus proposed penalties of approximately $42 million. Additionally, we would incur interest on any sustained adjustments. After several attempts to reach a settlement, we were notified in January 2013 that Appeals rejected our latest offer and plans to issue a formal notice of deficiency. Upon receipt of that notice, we will have 90 days to pay the deficiency amount or petition the U.S. Tax Court to litigate the matter. Litigation of the deficiency amount may result in substantial legal expenses and the litigation process could take several years to resolve. We can provide no assurance regarding the outcome of any such litigation or whether a settlement with the IRS may ultimately be reached. See Note 12 for additional information.
Under our master insurance policy, any suit or action arising from any right of an insured under the policy must be commenced within two years after such right first arose for primary insurance and within three years for certain other policies, including certain pool insurance policies. We continue to face a number of challenges from certain lender and servicer customers regarding our loss mitigation activities, which have resulted in some reversals of our decisions regarding rescissions, denials or claim curtailments. We are currently in discussions with customers regarding these loss mitigation activities, which if not resolved, could result in arbitration or additional judicial proceedings. See Note 8 for further information.
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
Other
Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities). To allow our customers to comply with these regulations at that time, we typically were required, depending on the amount of credit enhancement we were providing, to provide: (1) audited financial statements for the insurance subsidiary participating in the transaction; or (2) a full and unconditional holding company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving approximately $140.4 million of remaining credit exposure as of March 31, 2014.
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
As part of the non-investment-grade allocation component of our investment program, we had unfunded commitments of $7.8 million at March 31, 2014, related to alternative investments that are primarily private equity structures. These commitments have capital calls expected through 2015, with the possibility of additional calls through 2017, and certain fixed expiration dates or other termination clauses.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Our mortgage insurance business provides an outsourced underwriting service to its customers known as contract underwriting. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer, by purchasing the loan or placing additional mortgage insurance coverage on the loan, or by indemnifying the customer against loss up to a maximum specified amount. By providing these remedies, we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. Beginning in 2008, we limited the recourse available to our contract underwriting customers to apply only to those loans that are simultaneously underwritten for compliance with secondary market compliance and for potential mortgage insurance. In the first three months of 2014, we paid losses related to contract underwriting remedies of approximately $0.5 million. Rising mortgage interest rates or further economic uncertainty may expose our mortgage insurance business to an increase in such costs. In the first three months of 2014, our provision for contract underwriting expenses was approximately $0.2 million and our reserve for contract underwriting obligations at March 31, 2014 was approximately $3.4 million. We monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters.
Through March 31, 2014, Radian Asset Assurance has received a series of claims totaling €9.1 million ($12.5 million) from one of its trade credit and surety ceding companies related to surety bonds for Spanish housing cooperative developments. The ceding company is still in the process of settling additional similar claims, so the ultimate amount the ceding company will claim is uncertain. Based on information we received from the ceding company and the advice of our legal advisors, we believe that these claims are subject to a number of defenses, including that the risk under these surety bonds was not eligible for cession to Radian Asset Assurance under the terms and conditions of the applicable reinsurance treaties. We have rejected all claims related to these surety bonds and have not recorded a liability with respect to any of these claims, because we do not believe that a loss is probable. Without giving any consideration to our defenses, we believe the possible liability range for these surety bonds is from €9.1 million ($12.5 million), representing our share of the amount the ceding company reported paid and claimed from us through March 31, 2014, to €16.5 million ($22.8 million), representing our estimate of the maximum aggregate potential liability for current and future claims related to these surety bonds. The decrease in our estimate of the maximum aggregate potential liability from the €19.3 million ($26.6 million) estimated as of December 31, 2013, is primarily due to additional information received during the first quarter of 2014, partially offset, in the case of our U.S. Dollar estimates, by adverse changes in the Euro/Dollar exchange rate.
We have incentive, retention and severance agreements with certain employees in our financial guaranty business. The total cost expected to be incurred under these agreements is $12.1 million, of which $2.0 million of unearned retention expense has not been recorded as of March 31, 2014. The remaining cost for these agreements is expected to be recorded by the end of 2015.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

16. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding, while diluted net income (loss) per share reflects the maximum potential dilution that could occur from our stock-based compensation arrangements and the conversion of our outstanding convertible senior notes.
The calculation of the basic and diluted net income (loss) per share was as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2014	2013
Net income (loss)—basic	$202,759	$(187,500)
Adjustment for dilutive Convertible Senior Notes due 2019 (1)	5,455	—
Net income (loss)—diluted	$208,214	$(187,500)

Average common shares outstanding—basic	173,165	144,355
Dilutive effect of Convertible Senior Notes due 2017 (2)	9,003	—
Dilutive effect of Convertible Senior Notes due 2019	37,736	—
Dilutive effect of stock-based compensation arrangements (3)	2,764	—
Adjusted average common shares outstanding—diluted	222,668	144,355

Net income (loss) per share—basic	$1.17	$(1.30)
Net income (loss) per share—diluted	$0.94	$(1.30)
________________

(1)	As applicable, includes coupon interest, amortization of discount and fees, and other changes in income or loss that would result from the assumed conversion.

(2)
Does not include the anti-dilutive impact of 6,112,498 shares due to capped call transactions related to the Convertible Senior Notes due 2017. Such transactions were designed to offset the potential dilution of the notes up to a stock price of approximately $14.11 per share. See Note 11 of Notes to Consolidated Financial Statements in our 2013 Form 10-K.

(3)
For the three months ended March 31, 2014, 946,400 shares of our common stock equivalents issued under our stock-based compensation arrangements were not included in the calculation of diluted net income per share as of such date because they were anti-dilutive. As a result of our net loss for the three months ended March 31, 2013, 5,198,389 shares of our common stock equivalents issued under our stock-based compensation arrangements were not included in the calculation of diluted net loss per share as of such date because they were anti-dilutive.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

17. Subsequent Events
Purchase Agreement
On May 6, 2014, Radian Group entered into a Purchase Agreement with Clayton, Paul T. Bossidy and Cobra Green LLC (“Cobra Green”), with a related guarantee of the obligations of Cobra Green by Greenfield Acquisition Partners V, L.P., an affiliate of Cobra Green. Under the Purchase Agreement, at closing Radian Group will pay aggregate cash consideration of $305 million, which includes repayment of Clayton’s outstanding debt, to purchase all of the outstanding equity interests in Clayton, subject to customary purchase price adjustments. Radian Group anticipates funding the entire purchase price and related expenses through net proceeds received from the issuance of debt and equity.
Clayton provides outsourced solutions to the mortgage industry, including a full suite of outsourced services, information-based analytics and specialty consulting for buyers and sellers of, and investors in, mortgage-related loans and securities and other debt instruments.
We expect to complete the Clayton acquisition during the summer of 2014, subject to satisfaction of customary closing conditions, including expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, receipt of certain state licensing approvals, accuracy of representations and warranties, compliance with covenants and agreements and continued employment by Clayton’s chief executive officer and its president.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), for a more complete understanding of our financial position and results of operations. In addition, investors should review the “Cautionary Note Regarding Forward Looking Statements—Safe Harbor Provisions” above and the “Risk Factors” detailed in Item 1A of our 2013 Form 10-K and in Item 1A of Part II of this Quarterly Report on Form 10-Q for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.
Unless otherwise indicated, financial information in our MD&A is presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our senior management, including our Chief Executive Officer (the Company’s chief operating decision maker), uses “adjusted pretax operating income (loss)” as our primary measure to facilitate evaluation of the fundamental financial performance of the Company’s business segments and to allocate resources to the segments. Adjusted pretax operating income (loss) is defined as pretax income (loss) excluding the effects of net gains (losses) on investments and other financial instruments and net impairment losses recognized in earnings. It also excludes gains and losses related to changes in fair value estimates on insured credit derivatives and includes the impact of changes in the present value of estimated insurance claims and recoveries on insured credit derivatives, based on our ongoing insurance loss monitoring, as well as premiums earned on insured credit derivatives. In this MD&A, we present among our key performance indicators, “adjusted pretax operating income (loss),” which, on a consolidated basis, is a measure not determined in accordance with GAAP. See “Use of Non-GAAP Financial Measure” for more information regarding this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP measure.
Overview
We are a credit enhancement company with a primary strategic focus on domestic residential mortgage insurance on first-lien mortgage loans (“first-liens”). We have two business segments—mortgage insurance and financial guaranty. Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance and risk management services, to mortgage lending institutions. We conduct our mortgage insurance business primarily through Radian Guaranty Inc. (“Radian Guaranty”), our principal mortgage insurance subsidiary. Our financial guaranty segment has provided direct insurance and reinsurance on credit-based risks, and also offered credit protection on various asset classes through financial guaranty policies and credit default swaps (“CDS”). While we discontinued writing new financial guaranty business in 2008, we continue to provide financial guaranty insurance on a portfolio of transactions, consisting primarily of public finance and structured finance transactions. In addition, our principal financial guaranty subsidiary, Radian Asset Assurance Inc. (“Radian Asset Assurance”), is a wholly-owned subsidiary of Radian Guaranty, which has allowed our financial guaranty business to serve as an important source of capital support for our mortgage insurance business. On May 6, 2014, Radian Group Inc. (“Radian Group”) entered into an agreement to purchase Clayton Holdings LLC (“Clayton”), a leading provider of outsourced solutions to the mortgage industry. See “Recent Developments” below for more information.

Operating Environment. As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the origination environment and the credit performance of our underlying insured assets. The financial crisis and the downturn in the housing and related credit markets that began in 2007 has had a significant negative impact on the operating environment and results of operations for both of our business segments. This was characterized by a decrease in mortgage originations, a broad decline in home prices, mortgage servicing and foreclosure delays, and ongoing deterioration in the credit performance of mortgage and other assets originated prior to 2009, together with macroeconomic factors such as high unemployment, limited employment growth, limited economic growth and a lack of meaningful liquidity in many sectors of the capital markets. More recently, we have experienced a period of economic recovery and the operating environment for our businesses has improved. Our results of operations have continued to improve as the negative impact from losses on the mortgage insurance we wrote during the poor underwriting years of 2005 through 2008 (we refer to our mortgage insurance portfolio on business written prior to 2009, as our “legacy portfolio”) has been reduced and we continue to write insurance on higher credit quality loans. As of March 31, 2014, our legacy portfolio had been reduced to approximately 38% of our total primary risk in force (“RIF”), while insurance on loans written after 2008 constituted approximately 62% of our primary RIF.
Although the United States (“U.S.”) economy and certain housing markets remain weak compared to historical standards, home prices have been appreciating on a broad basis throughout the U.S., foreclosure activity has declined and the credit quality of recent mortgage market originations continues to be significantly better than the credit quality of our legacy portfolio. In addition, although the economic recovery has been sluggish, there are signs of a broader recovery in the U.S. economy, including importantly, a reduction in unemployment rates. As a consequence of these and other factors, in 2014 we have experienced improvement in our results of operations. This positive development has been driven primarily by a significant reduction in our incurred losses as a result of an 18% decline in new primary mortgage insurance defaults in the three months ended March 31, 2014 compared to the number of new defaults in the comparable period of 2013 and by other positive default and claim developments.
Currently, our business strategy is primarily focused on: (1) growing our mortgage insurance business by writing insurance on high-quality mortgages in the U.S.; (2) pursuing other potential alternatives for providing credit-related services to the mortgage finance market, such as expanding our presence in the mortgage finance market through our agreement to acquire Clayton, as further discussed below; (3) continuing to manage losses in our legacy mortgage insurance and financial guaranty portfolios; (4) continuing to reduce our legacy mortgage insurance and financial guaranty exposures; and (5) continuing to effectively manage our capital and liquidity positions.
Recent Developments
Purchase Agreement
On May 6, 2014, Radian Group entered into a Unit Purchase Agreement (the “Purchase Agreement”) with Clayton, Paul T. Bossidy and Cobra Green LLC (“Cobra Green”), with a related guarantee of the obligations of Cobra Green by Greenfield Acquisition Partners V, L.P., an affiliate of Cobra Green. Under the Purchase Agreement, at closing Radian Group will pay aggregate cash consideration of $305 million, which includes repayment of Clayton’s outstanding debt, to purchase all of the outstanding equity interests in Clayton, subject to customary purchase price adjustments. Radian Group anticipates funding the entire purchase price and related expenses through net proceeds received from the issuance of debt and equity.
Clayton is a leading provider of outsourced solutions to the mortgage industry, providing a full suite of outsourced services, information-based analytics and specialty consulting for buyers and sellers of, and investors in, mortgage-related loans and securities and other debt instruments. Clayton’s services primarily include:

•
Loan Review/Due Diligence—Loan-level due diligence for the mortgage and residential mortgage backed securities (“RMBS”) markets through skilled professionals and proprietary technology, with offerings focused on credit underwriting, regulatory compliance and collateral valuation;

•
Surveillance—Third-party performance oversight, risk management and consulting services, with offerings focused on RMBS surveillance, loan servicer oversight, reviews of loans in default and loan reviews for exception management;

•	Component Services—Outsourced solutions focused on the real estate owned (“REO”) to rental market, REO-to-rental analysis and management, and REO-to-rental securitization reviews;

•	REO/Short-Sale Services—REO asset and short sale management services, with offerings including residential and commercial REO asset management, short-sale management and borrower outreach; and

•
EuroRisk—Outsourced mortgage services in the United Kingdom and other locations, with offerings including due diligence services, asset management, portfolio assessment and evaluation and consulting services.

Clayton’s customers include a wide range of financial institutions, government sponsored entities, securitization trusts, investors, regulators and other mortgage-related service providers in various capacities, including as mortgage originators, mortgage purchasers, mortgage-backed securities issuers, mortgage-backed securities investors and mortgage servicers. For the twelve-month period ended December 31, 2013, Clayton reported that it had net income of $9.1 million, which reflected, among other items, amortization of intangible assets of $10.8 million and total revenues of $135.0 million.
We expect to complete the Clayton acquisition during the summer of 2014, subject to satisfaction of customary closing conditions, including expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, receipt of certain state licensing approvals, accuracy of representations and warranties, compliance with covenants and agreements and continued employment by Clayton’s chief executive officer and its president.
Other Initiatives
Since Radian Asset Assurance ceased writing new business in June 2008, Radian Asset Assurance has reduced its aggregate net par exposure by approximately 80% to $22.7 billion as of March 31, 2014. This reduction included large declines in many of the riskier segments of Radian Asset Assurance’s insured portfolio. In light of this risk reduction and the significant level of capital, including $1.2 billion of statutory surplus, remaining at Radian Asset Assurance, Radian Asset Assurance submitted a request with the New York State Department of Financial Services (“NYSDFS”) seeking permission to pay an extraordinary dividend to Radian Guaranty. The NYSDFS currently is considering this request and there can be no assurance if and when such request will be granted in whole or in part, and if granted, that it will not be subject to material conditions. Without approval of an extraordinary dividend, we expect that Radian Asset Assurance will next have the capacity to pay an ordinary dividend of approximately $32 million to Radian Guaranty in the third quarter of 2014.
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

•
NIW. NIW is affected by the overall size of the mortgage origination market, the penetration percentage of private mortgage insurance into the overall mortgage origination market and our market share of the private mortgage insurance market. The overall mortgage origination market is influenced by macroeconomic factors such as household composition, home affordability, interest rates, housing markets in general, credit availability and the impact of various legislative and regulatory actions that may influence the mortgage finance industry. The penetration percentage of private mortgage insurance is mainly influenced by the competitiveness of private mortgage insurance on Government-Sponsored Enterprise (“GSE”) conforming loans compared to Federal Housing Administration (“FHA”) insurance and the relative percentage of mortgage originations that are for purchased homes versus refinances. Typically, private mortgage insurance penetration is significantly higher on new mortgages for purchased homes than on the refinance of existing mortgages because average loan-to-value (“LTV”) ratios are higher on home purchases. Radian Guaranty’s share of the private mortgage insurance market is influenced by competition in that market and our ability to maintain or grow existing levels of new mortgage originations from our current customers and expand our customer base. We compete with other private mortgage insurers on the basis of price, terms and conditions, customer relationships, reputation, financial strength measures and overall service. Service-based competition includes effective and timely delivery of products, risk management services, timeliness of claims payments, training, loss mitigation efforts and management and field service expertise.

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

-
Changes in housing values (declines in housing values negatively impact our ability to mitigate our losses by either paying the full claim amount and acquiring the property for resale or facilitating a sale of the property, and also may negatively affect a borrower’s willingness to continue to make mortgage payments when the home value is less than the mortgage balance);

-
The distribution of claims over the life cycle of a portfolio (historically, claims are relatively low during the first two years after a loan is originated and then increase substantially over a period of several years before declining; however, as happened with much of our legacy portfolio, several factors can impact and change this cycle, including the economic environment, the characteristics of the mortgage loan, the credit profile of the borrower, housing prices and unemployment rates); and

-
Our ability to mitigate potential losses through rescissions, denials, cancellations and the curtailment of claims submitted to us. Generally, we rescind insurance coverage when we conclude, through our review of the underwriting of a loan, that the loan was not originated in accordance with our underwriting guidelines. Generally, we deny claims when the documentation we receive is not sufficient to perfect the claim in accordance with our master insurance policy. In addition, we may cancel coverage or curtail claim payments when we identify servicer negligence, or we may make other adjustments to claims as permitted by our master insurance policy. These actions all reduce our incurred losses. Conversely, if our loss mitigation activities are successfully challenged at rates that are higher than expected, our incurred losses will increase. In general, our loss mitigation activities have been more frequent with respect to our legacy insured portfolio, including the historically poor underwriting years of 2005 through 2008.

•
Other Operating Expenses. Our other operating expenses are affected by both the level of NIW, as well as the level of RIF. Additionally, in recent periods, our operating expenses have been impacted significantly by compensation expense associated with changes in the estimated fair value of certain of our long-term incentive awards that are settled in cash. The fair value of these awards, and associated compensation expense, is dependent, in large part, on our stock price at any given point in time.

•
Third-Party Reinsurance. We use third-party reinsurance in our mortgage insurance business to manage capital and risk. When we enter into a reinsurance agreement, the reinsurer receives a premium and, in exchange, agrees to insure an agreed upon portion of incurred losses. This arrangement has the impact of reducing our earned premiums but also reduces our net RIF, which provides capital relief to the insurance subsidiary ceding the RIF and reduces our incurred losses by any incurred losses ceded in accordance with the reinsurance agreement. In addition, we often receive ceding commissions from the reinsurer as part of the transaction, which contributes to reducing our overall expenses. In the past, we also had entered into capital markets-based reinsurance transactions (“Smart Home”) designed to transfer all or a portion of the risk associated with certain higher risk mortgage insurance products. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our reinsurance arrangements.

Financial Guaranty

•
Premiums. We earn premiums on our financial guaranty insurance policies and on the other forms of credit protection we have provided. In our financial guaranty business, premiums on public finance exposures are generally paid as single up-front premiums and are earned over the life of the contract. Premiums on our structured finance contracts are generally paid on a periodic basis (monthly or quarterly installment premiums) and are earned on a monthly basis. In addition, we recognize the remaining unearned premium revenue when securities that we insure are redeemed or otherwise retired (we refer to this activity as “refundings”), which generally results in the termination of the financial guaranty policies insuring such securities. Furthermore, our earned premiums are reduced by premiums ceded through reinsurance agreements. Since we have discontinued writing new financial guaranty insurance, our premiums earned have been reduced commensurate with the decrease in our net par outstanding.

•
Net Par Outstanding. Our net par outstanding represents principal risk exposure on insured contracts. As noted above, our net par outstanding has been declining since we discontinued writing new financial guaranty business in 2008. The decline in our net par outstanding is driven by scheduled maturities and permitted early terminations within our financial guaranty portfolio and negotiated commutations and other transactions that we have entered into to reduce our net par outstanding.

Factors outside of our control also may affect our net par outstanding. Low interest rates may cause the issuers of our public finance obligations to refinance the obligations that we insure, thereby reducing our net par outstanding. In addition, a majority of our financial guaranty net par outstanding is subject to termination at any time by our CDS counterparties or by our non-affiliated primary insurance customers that have ceded exposure to us. Various market factors, including declining default rates on the obligations that we have insured and the market’s perception of the increasing likelihood of our default on our own obligations, may make it economically attractive for our counterparties to exercise their early termination rights and cancel our insurance coverage, whereas rising default rates and a market perception of a decreasing likelihood that we will default on our own obligations, may make it less attractive for our counterparties to exercise such early termination rights.

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

Other Factors Affecting Consolidated Results

•	Investment Income. Investment income is determined primarily by the investment balances held and the average yield on our overall investment portfolio.

•
Changes in Fair Value of Obligations. Many of our structured finance, some of our public finance and our net interest margin securities (“NIMS”) contracts are accounted for as derivatives or variable interest entities (“VIEs”), which are carried at fair market value. Therefore, our results are impacted by changes in the fair value of these contracts. The estimated fair value of these obligations and instruments is measured as of a specific point in time and may be influenced by changes in interest rates, credit spreads (of both the underlying collateral as well as the credit spread for Radian Group), credit ratings, changes in regulations affecting the holders of such obligations or the value of obligations underlying our insured portfolio and other market, asset-class and transaction-specific conditions and factors that may be unrelated or only indirectly related to our obligation to pay future claims. The estimated changes in fair value of these obligations and instruments are reported in change in fair value of derivative instruments and net gains (losses) on other financial instruments in our statements of operations.

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

•
Net Gains (Losses) on Investments. The recognition of realized investment gains or losses can vary significantly across periods as the activity is highly discretionary based on such factors as market opportunities, our tax and capital profile and overall market cycles that impact the timing of the sales of securities. Unrealized investment gains and losses arise primarily from changes in the market value of our investments that are classified as trading and these unrealized gains and losses are generally the result of interest rates or market credit spreads and may not necessarily result in economic gains or losses.

Results of Operations—Consolidated
Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. Because of this, our consolidated operating results primarily reflect the financial results and performance of our two business segments—mortgage insurance and financial guaranty. In addition, pretax income is also affected by “Other Factors Affecting Consolidated Results” described above. See “—Use of Non-GAAP Financial Measure” for more information regarding changes in fair value of derivative instruments expected to reverse over time. See also “—Results of Operations—Mortgage Insurance” and “—Results of Operations—Financial Guaranty” for the operating results of our two business segments.

The following table highlights selected information related to our consolidated results of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		% Change
($ in millions)	2014	2013	2014 vs. 2013
Net income (loss)	$202.8	$(187.5)	n/m
Net investment income	24.2	26.9	(10.0)%
Net gains (losses) on investments	64.5	(5.5)	n/m
Change in fair value of derivative instruments	50.1	(167.7)	n/m
Net gains (losses) on other financial instruments	0.7	(5.7)	n/m
Provision for losses	54.8	132.1	(58.5)
Policy acquisition costs	8.6	17.2	(50.0)
Other operating expenses	59.9	80.1	(25.2)
Interest expense	19.9	15.9	25.2
Income tax benefit	(0.2)	(14.7)	(98.6)

Adjusted pretax operating income (loss) (1)	91.1	(15.2)	n/m
________________________
n/m – not meaningful

(1)	See “—Use of Non-GAAP Financial Measure” which follows.
Net Income (Loss). For the three months ended March 31, 2014, we had net income compared to a net loss for the same period in 2013. This was primarily due to net gains on investments and net gains in the change in the fair value of derivative instruments compared to net losses for both of these items in the comparable period of 2013, as well as a significant reduction in the provision for losses in 2014. Adjusted pretax operating income for the three months ended March 31, 2014 also improved from the same period of 2013, primarily due to the significant reduction in the provision for losses in 2014.
Net Investment Income. For the three months ended March 31, 2014, net investment income decreased compared to the same period in 2013 primarily due to a decline in dividend income and a significant decline in portfolio yields. Our current allocation to short-term and short duration investments remains high in anticipation of elevated near-term claim payments in our mortgage insurance segment and potential capital contributions from Radian Group to Radian Guaranty. This allocation, combined with certain sales of securities and subsequent reinvestment of longer duration securities in the low interest rate environment, has resulted in a lower yield profile for the portfolio
Net Gains (Losses) on Investments.  The components of the net gains (losses) on investments for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
Net unrealized gains (losses) related to change in fair value of trading securities and other investments	$68.3	$(19.3)
Net realized (losses) gains on sales	(3.8)	13.8
Net gains (losses) on investments	$64.5	$(5.5)

Change in Fair Value of Derivative Instruments.  The components of the gains (losses) included in change in fair value of derivative instruments for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
Net premiums earned—derivatives	$3.5	$5.0
Financial Guaranty credit derivatives	28.0	(175.7)
Financial Guaranty VIE derivative	20.1	3.0
Other	(1.5)	—
Change in fair value of derivative instruments	$50.1	$(167.7)
The results for the three months ended March 31, 2014 reflect credit improvement in the underlying collateral in our non-corporate collateralized debt obligation (“CDO”) portfolio and improved pricing in the underlying assets of our VIEs. The results for the three months ended March 31, 2014 and 2013 also reflect a tightening of Radian Group’s five-year CDS spread by 35 basis points and 400 basis points, respectively, resulting in unrealized losses. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information about the impact of changes in Radian Group’s five-year CDS spread on the fair value of certain of our financial instruments.
Impact of Radian’s Non-performance Risk on Consolidated Results
Radian Group’s five-year CDS spread is an observable quantitative measure of our non-performance risk and is used by typical market participants to determine the likelihood that we will default on our obligations; the CDS spread that we actually use in the valuation of our specific fair value liabilities is typically based on the remaining term of the insured obligation, rather than five years. Non-performance risk is commonly measured by default probability, with a credit spread tightening indicating a lesser probability of default. Radian Group’s five-year CDS spread at March 31, 2014 implies a market view that there is a 21.1% probability that Radian Group will default on its obligations in the next five years, as compared to a 22.9% implied probability of default at December 31, 2013.

(In basis points)	March 31, 2014	December 31, 2013	March 31, 2013	December 31, 2012
Radian Group’s five-year CDS spread	288	323	513	913
The following tables quantify the impact of our non-performance risk on our derivative assets, derivative liabilities and net VIE liabilities (in aggregate by type) presented in our condensed consolidated balance sheets:

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk March 31, 2014	Impact of Radian Non-Performance Risk March 31, 2014	Fair Value Liability Recorded March 31, 2014
Product
Corporate CDOs	$26.0	$23.5	$2.5
Non-Corporate CDO-related (1)	357.6	155.7	201.9
Net interest margin securities (“NIMS”)-related (2)	5.2	2.1	3.1
Total	$388.8	$181.3	$207.5

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2013	Impact of Radian Non-Performance Risk December 31, 2013	Fair Value Liability Recorded December 31, 2013
Product
Corporate CDOs	$30.4	$29.0	$1.4
Non-Corporate CDO-related (1)	409.7	178.7	231.0
NIMS-related (2)	5.0	2.2	2.8
Total	$445.1	$209.9	$235.2
________________

(1)	Includes the net fair value liability recorded within derivative assets and derivative liabilities and the net fair value liabilities included in our consolidated VIEs.

(2)	Includes NIMS VIE debt.
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
The following table summarizes amounts related to insured obligations valued at fair value, as reflected on our condensed consolidated balance sheet at March 31, 2014 and the present value of our estimated credit loss recoveries on these obligations. Because we expect to have net recoveries on these obligations, we expect the fair value liability ultimately to reverse before or at the maturity of these transactions, and in addition, expect to recover amounts previously paid on these transactions.

(In millions)	NIMS and Other	Financial Guaranty Derivatives and VIEs	Total
Balance Sheet
Other invested assets	$—	$81.6	$81.6
Derivative assets	8.9	5.6	14.5
Other assets	—	92.5	92.5
Total assets	8.9	179.7	188.6
Derivative liabilities (including VIE derivatives)	—	257.7	257.7
VIE debt - at fair value	3.1	92.4	95.5
Other liabilities	—	0.2	0.2
Total liabilities	3.1	350.3	353.4
Total fair value net assets (liabilities)	$5.8	$(170.6)	$(164.8)
Present value of estimated credit loss payments (recoveries) (1)	$6.5	$(74.7)	$(68.2)
___________________________

(1)
Represents the present value of our estimated credit loss recoveries (net of estimated credit loss payments) for those transactions for which we currently anticipate paying net losses or receiving recoveries of losses already paid. The present value is calculated using a discount rate of approximately 1.9%, which approximates the average investment yield as reported in our most recently filed statutory financial statements. As illustrated above, expected recoveries for our insured financial guaranty credit derivatives and VIEs exceeded estimated credit loss payments for these transactions as of March 31, 2014.

Other Operating Expenses. Other operating expenses for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, reflect a lower impact related to changes in the estimated fair value of cash-settled long-term incentive awards that are valued relative to Radian Group’s common stock price. If our stock price increases during a quarter, additional expense is recognized for these awards. Our stock price increased from $14.12 at December 31, 2013 to $15.03 at March 31, 2014, while the stock price increased from $6.11 at December 31, 2012 to $10.71 at March 31, 2013.
Interest Expense. For the three months ended March 31, 2014, interest expense increased compared to the same period in 2013, primarily due to the exchange of a portion of our 5.375% Senior Notes due June 2015 for a new series of 9.000% Senior Notes due June 2017 and the issuance of $400 million principal amount of 2.250% Convertible Senior Notes due March 2019 with an effective rate of 6.25% in the first quarter of 2013.
Income Tax Benefit. The effective tax rate was (0.12)% for the three months ended March 31, 2014, compared to 7.28% for the three months ended March 31, 2013. The change from our statutory tax rate of 35% for each period was primarily due to the impact of the accounting for uncertainty of income taxes and changes in our overall valuation allowance against our deferred tax asset (“DTA”). Comparability between these interim periods is impacted given that we calculated our 2014 income tax benefit based on an estimated annualized effective tax rate for the full year 2014, compared to the 2013 tax benefit calculation, which was based on actual results of operations for 2013.
Use of Non-GAAP Financial Measure. In addition to the traditional GAAP financial measures, we have presented a non-GAAP financial measure for the consolidated company, “adjusted pretax operating income,” among our key performance indicators to facilitate evaluation of our fundamental financial performance. This non-GAAP financial measure aligns with the way the Company’s business performance is evaluated by both management and the board of directors. This measure has been established in order to increase transparency for the purposes of evaluating our core operating trends and enabling more meaningful comparisons with our peers. Although on a consolidated basis “adjusted pretax operating income (loss)” is a non-GAAP financial measure, we believe this measure aids in understanding the underlying performance of our operations. Our senior management, including our Chief Executive Officer (the Company’s chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to facilitate evaluation of the fundamental financial performance of the Company’s business segments and to allocate resources to the segments. Management’s use of this measure as its primary measure to evaluate segment performance began with the quarter ended March 31, 2014. Accordingly, for comparison purposes, we also present the applicable measures from the corresponding period of 2013 on a basis consistent with the current year presentation.
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

Although adjusted pretax operating income excludes certain items that have occurred in the past and are expected to occur in the future, the excluded items represent those that are: (1) not viewed as part of the operating performance of our primary activities; or (2) not expected to result in an economic impact equal to the GAAP measure. These adjustments, along with the reasons for their treatment, are described below.

(1)
Change in fair value of derivative instruments. Gains and losses related to changes in the fair value of insured credit derivatives are subject to significant fluctuation based on changes in interest rates, credit spreads (of both the underlying collateral as well as our credit spread), credit ratings and other market, asset-class and transaction-specific conditions and factors that may be unrelated or only indirectly related to our obligation to pay future claims. With the exception of the estimated present value of net credit (losses) recoveries incurred and net premiums earned on derivatives, discussed in items 2 and 3 below, we believe these gains and losses will reverse over time and consequently these changes are not expected to result in economic gains or losses. Therefore, these gains and losses are excluded from our calculation of adjusted pretax operating income.

(2)
Estimated present value of net credit (losses) recoveries incurred. The change in present value of insurance claims we expect to pay or recover on insured credit derivatives represents the amount of the change in credit derivatives from item 1 above, that we expect to result in an economic loss or recovery based on our ongoing loss monitoring analytics. Therefore, this item is expected to have an economic impact and is included in our calculation of adjusted pretax operating income. Also included in this item is the expected recovery of miscellaneous operating expenses associated with our consolidated VIEs.

(3)
Net premiums earned on derivatives. The net premiums earned on insured credit derivatives are classified as part of the change in fair value of derivative instruments discussed in item 1 above. However, since net premiums earned on derivatives are considered part of our fundamental operating activities, these premiums are included in our calculation of adjusted pretax operating income.

(4)
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

(5)
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

The following table provides a reconciliation of our non-GAAP financial measure for the consolidated company, adjusted pretax operating income (loss), to the most comparable GAAP measure, pretax income (loss):

Reconciliation of Consolidated Non-GAAP Financial Measure
	Three Months Ended March 31,
(In thousands)	2014	2013
Adjusted pretax operating income (loss):
Mortgage Insurance	$101,329	$(11,403)
Financial Guaranty	(10,239)	(3,834)
Adjusted pretax operating income (loss)	$91,090	$(15,237)

Change in fair value of derivative instruments	50,086	(167,670)
Less: Estimated present value of net credit recoveries incurred	362	3,144
Less: Net premiums earned on derivatives	3,445	4,992
Change in fair value of derivative instruments expected to reverse over time	46,279	(175,806)

Net gains (losses) on investments	64,451	(5,505)
Net gains (losses) on other financial instruments	698	(5,675)
Pretax income (loss)	$202,518	$(202,223)

Results of Operations—Mortgage Insurance
Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013
The following table summarizes our mortgage insurance segment’s results of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		% Change
($ in millions)	2014	2013	2014 vs. 2013
Adjusted pretax operating income (loss) (1)	$101.3	$(11.4)	n/m
Net premiums written—insurance	213.0	217.3	(2.0)%
Net premiums earned—insurance	198.8	183.0	8.6
Net investment income	14.0	15.1	(7.3)
Provision for losses	49.2	132.0	(62.7)
Policy acquisition costs	7.0	11.7	(40.2)
Other operating expenses	50.4	65.8	(23.4)
Interest expense	5.4	2.7	100.0
Income tax (benefit) provision	—	—	n/m
Pretax income (loss)	—	—	n/m
________________________
n/m – not meaningful

(1)
Our senior management uses adjusted pretax operating income (loss) as our primary measure to facilitate evaluation of the fundamental financial performance of the Company’s business segments and to allocate resources to the segments.

Adjusted Pretax Operating Income (Loss). Our mortgage insurance segment had adjusted pretax operating income for the three months ended March 31, 2014, compared to adjusted pretax operating loss for the same period in 2013, primarily due to a significant reduction in the provision for losses, an increase in premiums earned and a reduction in other operating expenses.

NIW, IIF, RIF
A key component of our current business strategy is to grow our mortgage insurance business by writing insurance on high-quality mortgages in the U.S. Consistent with this objective, we wrote $6.8 billion of primary new mortgage insurance in the three months ended March 31, 2014, compared to $10.9 billion in the three months ended March 31, 2013. The decrease in NIW for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, is attributable to a decrease in the total mortgage originations market and increased competition in the mortgage insurance industry. As the level of refinance originations has declined and the purchase origination volume as a percentage of our total NIW has increased, the FICO distribution of our NIW is more concentrated in lower level FICO scores and the LTV distribution of our NIW is more concentrated in higher LTV categories.
Due to the recent increase in mortgage interest rates, the current volume of mortgage refinance business has significantly declined. With the impact of reduced refinance volume expected to continue in 2014, we expect our NIW for 2014 to continue to be negatively impacted by a reduction in the overall mortgage origination market and increased competition in the private mortgage insurance industry. These challenges are expected to be partially offset by improvement in the housing market, in particular increased purchase origination volume as compared to refinance originations, and continued increases in the penetration rate of private mortgage insurance in the overall insured mortgage market. While it remains difficult to project future NIW, based on revised mortgage origination projections from the Mortgage Bankers Association and other sources, we now expect that our new business volume for 2014 will be modestly lower than $40 billion.
Since 2009, virtually all of our new mortgage insurance business production has been prime business. In addition, Fair Isaac Corporation (“FICO”) scores for the borrowers of these insured mortgages have increased and the average LTV on these mortgages has decreased (meaning that borrowers generally are making larger down payments in connection with the more recent mortgages that we are insuring), in both cases as compared to mortgages in our legacy portfolio. Our portfolio of business written since 2009 has been steadily increasing in proportion to our total portfolio of RIF. As of March 31, 2014, our 2009 through 2014 vintage portfolios represented approximately 62% of our total mortgage insurance portfolio compared to 60% at December 31, 2013. These origination years possess significantly improved credit characteristics compared to our legacy portfolios. The growth of the portion of our portfolio written beginning in 2009, together with continued improvement in the portfolio as a result of HARP refinancings (further described below), has resulted in significant improvement in the credit quality of our overall mortgage insurance portfolio. As a result, our expected future losses on our mortgage insurance portfolio written since 2009 are significantly lower than those experienced on our legacy portfolio, and therefore, the changing composition of our overall mortgage insurance portfolio should contribute to improvement in the mortgage insurance segment’s operating profitability.
In 2009, the GSEs began offering the Homeowner Affordable Refinance Program (“HARP”). HARP allows a borrower who is not delinquent to refinance a mortgage if the borrower has been unable to take advantage of lower interest rates because the borrower’s home has decreased in value. Radian Guaranty and other private mortgage insurers have agreed with the Federal Housing Finance Agency (“FHFA”) to facilitate the transfer of mortgage insurance on loans to be refinanced through HARP without regard to LTV. In November 2011, the FHFA extended the program and made enhancements to the HARP program (“HARP 2”) that expanded the number of borrowers who can qualify for refinancing. The changes implemented by the enhanced HARP 2 program have increased the number of borrowers who are eligible to benefit from the program and, as of March 31, 2014, approximately 11% of our total primary RIF had successfully completed a HARP refinance. The HARP 2 program has now been extended until December 31, 2015. We exclude HARP loans from our NIW for the period in which the refinance occurs; however, the HARP programs have had a positive impact on the overall credit quality and composition of our mortgage insurance portfolio given that the refinancing generally results in terms at which a borrower has a greater ability to pay and more financial flexibility to cover the loan obligations. During the three months ended March 31, 2014, new HARP loans accounted for $0.6 billion of newly refinanced loans that were not included in Radian Guaranty’s NIW for the period, compared to $2.5 billion for the same period of 2013.
On March 27, 2013, the FHFA announced its new streamlined loan modification initiative, which was effective as of that date. This new program eliminates the need for borrowers who are applying for modifications to document their hardship or financial information. Instead, borrowers must be at least 90 days delinquent and no more than 24 months delinquent on their mortgage to qualify for a loan modification. We believe this streamlined modification program will further assist delinquent borrowers. As of July 1, 2013, servicers were required to begin offering the modification program to eligible borrowers. The streamlined modification program is scheduled to end on August 1, 2015. We have written a small amount of NIW from this program since its inception in 2013.

The following tables provide selected information as of and for the periods indicated related to mortgage insurance NIW, RIF and IIF. Primary RIF and IIF amounts at March 31, 2014, include $498 million and $1,978 million, respectively, related to the loans which were in default (as of December 31, 2011) that are subject to the Master Transaction Agreement that we entered into with Freddie Mac (the “Freddie Mac Agreement”) in August 2013, because we continue to receive premiums on the related loans and the insurance remains in force.

	Three Months Ended March 31,
($ in millions)	2014		2013
Primary NIW
Prime	$6,807	100.0%	$10,905	100.0%
Alternative-A (“Alt-A”) and A minus and below	1	—	1	—
Total Primary	$6,808	100.0%	$10,906	100.0%

	Three Months Ended March 31,
($ in millions)	2014		2013
Total primary NIW by FICO Score
>=740	$4,345	63.8%	$8,210	75.3%
680-739	2,041	30.0	2,398	22.0
620-679	422	6.2	298	2.7
<=619	—	—	—	—
Total Primary	$6,808	100.0%	$10,906	100.0%

	Three Months Ended March 31,
($ in millions)	2014	2013
Percentage of primary NIW
Refinances	18%	48%

LTV (1)
95.01% and above	0.9%	1.7%
90.01% to 95.00%	51.8%	39.8%
85.01% to 90.00%	34.4%	39.3%
80.01% to 85.00%	12.9%	19.2%

Primary risk written	$1,722	$2,589
__________________

(1)	LTV ratio: The percentage of the original loan amount to the original value of the property.

($ in millions)	March 31, 2014		December 31, 2013		March 31, 2013
Primary IIF (1)
Flow	$152,731	94.1%	$151,383	93.9%	$133,693	92.4%
Structured	9,637	5.9	9,857	6.1	10,950	7.6
Total Primary	$162,368	100.0%	$161,240	100.0%	$144,643	100.0%

Prime	$148,736	91.6%	$147,072	91.2%	$128,361	88.8%
Alt-A	8,317	5.1	8,634	5.4	10,027	6.9
A minus and below	5,315	3.3	5,534	3.4	6,255	4.3
Total Primary	$162,368	100.0%	$161,240	100.0%	$144,643	100.0%

Persistency (12 months ended)		82.3%		81.1%		80.9%
 ______________________

(1)	Includes amounts related to loans subject to the Freddie Mac Agreement.

($ in millions)	March 31, 2014		December 31, 2013		March 31, 2013
Primary RIF (1)
Flow	$38,252	94.6%	$37,792	94.4%	$33,027	93.2%
Structured	2,180	5.4	2,225	5.6	2,419	6.8
Total Primary	$40,432	100.0%	$40,017	100.0%	$35,446	100.0%

Prime	$37,159	91.9%	$36,613	91.5%	$31,565	89.1%
Alt-A	1,939	4.8	2,017	5.0	2,315	6.5
A minus and below	1,334	3.3	1,387	3.5	1,566	4.4
Total Primary	$40,432	100.0%	$40,017	100.0%	$35,446	100.0%
 ______________________

(1)	Includes amounts related to loans subject to the Freddie Mac Agreement.

($ in millions)	March 31, 2014		December 31, 2013		March 31, 2013
Total primary RIF by FICO score
Flow
>=740	$21,976	57.4%	$21,525	57.0%	$17,556	53.2%
680-739	11,158	29.2	11,019	29.2	9,865	29.9
620-679	4,459	11.7	4,555	12.0	4,801	14.5
<=619	659	1.7	693	1.8	805	2.4
Total Flow	$38,252	100.0%	$37,792	100.0%	$33,027	100.0%
Structured
>=740	$590	27.1%	$602	27.0%	$647	26.7%
680-739	624	28.6	640	28.8	698	28.9
620-679	572	26.2	585	26.3	642	26.5
<=619	394	18.1	398	17.9	432	17.9
Total Structured	$2,180	100.0%	$2,225	100.0%	$2,419	100.0%
Total
>=740	$22,566	55.8%	$22,127	55.3%	$18,203	51.3%
680-739	11,782	29.1	11,659	29.1	10,563	29.8
620-679	5,031	12.5	5,140	12.9	5,443	15.4
<=619	1,053	2.6	1,091	2.7	1,237	3.5
Total Primary	$40,432	100.0%	$40,017	100.0%	$35,446	100.0%

Primary RIF on defaulted loans	$2,466	(1)	$2,786	(1)	$3,953
______________________

(1)	Excludes risk related to loans subject to the Freddie Mac Agreement.

($ in millions)	March 31, 2014		December 31, 2013		March 31, 2013
Percentage of primary RIF
Refinances	29%		29%		32%
Loan Type:
Fixed	94.3%		94.1%		92.3%
Adjustable rate mortgages
Less than five years	2.2%		2.4%		3.2%
Five years and longer	3.5%		3.5%		4.5%

Total primary RIF by LTV (1)
95.01% and above	$4,008	9.9%	$4,171	10.4%	$4,494	12.7%
90.01% to 95.00%	17,767	44.0	17,239	43.1	13,988	39.5
85.01% to 90.00%	14,807	36.6	14,750	36.9	13,473	38.0
85.00% and below	3,850	9.5	3,857	9.6	3,491	9.8
Total Primary	$40,432	100.0%	$40,017	100.0%	$35,446	100.0%

Total primary RIF by policy year
2005 and prior	$4,209	10.4%	$4,461	11.1%	$5,362	15.1%
2006	2,243	5.6	2,326	5.8	2,635	7.4
2007	5,064	12.5	5,247	13.1	5,876	16.6
2008	3,810	9.4	3,950	9.9	4,436	12.5
2009	1,363	3.4	1,448	3.6	1,855	5.2
2010	1,144	2.8	1,206	3.0	1,573	4.5
2011	2,165	5.4	2,263	5.7	2,735	7.7
2012	7,511	18.6	7,710	19.3	8,397	23.7
2013	11,210	27.7	11,406	28.5	2,577	7.3
2014	1,713	4.2	—	—	—	—
Total Primary	$40,432	100.0%	$40,017	100.0%	$35,446	100.0%
______________________

(1)	LTV ratio: The percentage of the original loan amount to the original value of the property.
Net Premiums Written and Earned.  Net premiums written decreased for the three months ended March 31, 2014, compared to the same period of 2013, primarily resulting from a reduction in NIW in the first quarter of 2014.
Net premiums earned increased for the three months ended March 31, 2014, compared to the same period of 2013, primarily resulting from an increase in direct premiums earned as a result of an increase in NIW during 2013, which caused our IIF to grow significantly, and a decrease in premiums refunded in connection with rescissions in 2014 compared to 2013. The increase in net premiums earned in 2014 was partially offset by an increase in ceded premiums earned.

Our expected rate of return on our single premium business is lower than on our monthly premium business. Assuming all other factors remain constant, if loans prepay earlier than expected, then our profitability on these single premium policies is likely to be higher than anticipated. If loans are repaid later than expected, however, our profitability on these single premium policies is likely to be lower than anticipated. Prepayment speeds impact the expected profitability of our monthly premium business in the opposite direction. For our monthly premium business, earlier than anticipated prepayments reduce profitability. As a result, the ultimate profitability of our business is affected by the impact of mortgage prepayment speeds on the mix of business we write. Because prepayment speeds are difficult to project, our strategy has been to write a mix of single premium and monthly premium business, which we believe balances the overall impact on our results if actual prepayment speeds are significantly different from expectations. Approximately 73% and 27% of our NIW for the three months ended March 31, 2014 was written with monthly and single premiums, respectively, compared to 64% and 36%, respectively, for the comparable period of 2013.
Throughout this report, unless otherwise noted, RIF includes the amount ceded through reinsurance.

	Three Months Ended March 31,
($ in thousands)	2014	2013
First-Lien Captives
Premiums earned ceded to captives	$3,508	$5,152
% of total premiums	1.6%	2.6%
IIF subject to captives (1)	3.5%	5.8%
RIF subject to captives (2)	3.3%	5.7%

Initial Quota Share Reinsurance (“QSR”) Transaction
Ceded premiums written	$5,304	$6,122
% of premiums written	2.3%	2.5%
Ceded premiums earned	$6,807	$7,833
% of total premiums	3.2%	4.0%
Ceding commissions written	$1,326	$1,530
RIF included in Initial QSR Transaction (3)	$1,289,856	$1,471,580

Second QSR Transaction
Ceded premiums written	$7,293	$16,440
% of premiums written	3.2%	6.7%
Ceded premiums earned	$6,585	$2,838
% of total premiums	3.1%	1.4%
Ceding commissions written	$2,553	$5,754
RIF included in Second QSR Transaction (3)	$1,360,651	$900,378
__________________

(1)	IIF on captives as a percentage of total IIF.

(2)	RIF on captives as a percentage of total RIF.

(3)	RIF ceded under Reinsurance Transactions and included in primary RIF.
Net Investment Income.  Our mortgage insurance net investment income decreased for the three months ended March 31, 2014, compared to the same period of 2013, primarily due to a significant decline in portfolio yields. Our current allocation to short-term and short duration investments remains high in anticipation of elevated near-term claim payments in our mortgage insurance segment. This allocation, combined with certain sales of securities and subsequent reinvestment of longer duration securities in the low interest rate environment, has resulted in a lower yield profile for the portfolio. All periods include an allocation to the mortgage insurance segment of net investment income from Radian Group based on relative GAAP equity of the mortgage insurance segment.

Provision for Losses. Our mortgage insurance provision for losses decreased significantly for the three months ended
March 31, 2014, compared to the same period of 2013. The following table details the financial impact of the significant components of our provision for losses for the periods indicated:

	Three Months Ended March 31,
(In millions)	2014	2013
New defaults	$77.0	$108.7
Existing defaults, second-liens, loss adjustment expenses (“LAE”) and other (1)	(27.8)	23.3
Provision for losses	$49.2	$132.0
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

Our mortgage insurance provision for losses for the three months ended March 31, 2014 decreased by $82.8 million as compared to 2013. This decrease was driven primarily by a continued decline in new defaults and more favorable development in our estimate of future losses on default notices reported in prior years, mainly due to higher claim curtailments, as discussed below, and cures for which we experienced higher rates in 2014, as reflected in the rollforward of primary loans in default shown below.
Our first-lien primary default rate at March 31, 2014 was 6.3% compared to 10.9% at March 31, 2013. Our primary defaulted inventory comprised 53,119 loans at March 31, 2014, compared to 85,109 loans at March 31, 2013, representing a 37.6% decrease. The Freddie Mac Agreement contributed to this decrease by eliminating Radian Guaranty’s claim exposure on delinquent loans subject to the Freddie Mac Agreement. Our primary defaulted inventory declined by an additional 4% in April 2014 from March 31, 2014. In addition to the impact of the Freddie Mac Agreement, the reduction in our primary defaulted inventory is the result of the total number of defaulted loans: (1) that have cured; (2) for which claim payments have been made; or (3) that have resulted in net insurance rescissions and claim denials, collectively exceeding the total number of new defaults on insured loans. Despite this positive trend, which we expect to continue, our overall primary default rates remain elevated compared to historical levels, driven primarily by the poor performance of our legacy portfolio.
Since 2007, a slowdown in mortgage foreclosures has contributed to the sustained high level of our defaulted inventory. This slowdown has resulted in more defaults remaining unresolved for a longer period of time than had historically been the case. New primary defaults for the three months ended March 31, 2014 decreased 18% compared to the same period in 2013. Although significant uncertainty remains, we currently expect total new defaults for 2014 to decrease approximately 16% as compared to 2013.
As discussed above, the time it has taken to cure or otherwise resolve a delinquent loan has been prolonged. Consequently, in recent years, our primary defaulted inventory experienced an increase in its weighted average age, and because we apply higher estimated “default to claim rates” (rate at which defaulted loans are expected to result in claim) on our more aged delinquent loans, this has resulted in additional incurred losses. In addition, our estimated rates of insurance rescissions and claim denials have declined in recent periods after a period of elevated rates. Our aggregate weighted average net default to claim rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated denials and rescissions, was approximately 48% at March 31, 2014, compared to 51% at March 31, 2013.

The following tables show additional information about our primary loans in default as of the dates indicated:

	March 31, 2014
			Projected Default to Claim Rate
			Gross (1)	Net (2)	Cure % During the 1st Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	%	%	%	$	%
Missed payments:
Three payments or less	10,958	20.6%	24%	22%	36.4%	$111,488	8.2%
Four to eleven payments	11,862	22.3	48	44	18.1	241,966	17.9
Twelve payments or more	22,330	42.1	57	50	4.5	638,335	47.0
Pending claims	7,969	15.0	100	88	0.6	365,639	26.9
Total	53,119	100.0%	54%	48%		1,357,428	100.0%
IBNR and other						347,674
LAE						50,684
Total primary reserves						$1,755,786

	March 31, 2013
			Projected Default to Claim Rate
			Gross (1)	Net (2)	Cure % During the 1st Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	%	%	%	$	%
Missed payments:
Three payments or less	13,945	16.4%	25%	23%	34.8%	$149,865	6.6%
Four to eleven payments	18,548	21.8	49	45	14.0	406,486	17.8
Twelve payments or more	35,202	41.4	57	48	4.0	949,269	41.6
Pending claims	17,414	20.4	100	88	0.2	776,625	34.0
Total	85,109	100.0%	59%	51%		2,282,245	100.0%
IBNR and other						247,526
LAE						59,739
Total primary reserves						$2,589,510
_________________

(1)	Represents the weighted average default to claim rate before consideration of estimated rescissions, denials and reinstatements of rescissions and denials for each category of defaulted loans.

(2)	Net of estimate of rescissions, denials and reinstatements of rescissions and denials.

The following table shows the number of primary and pool loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	March 31, 2014	December 31, 2013	March 31, 2013
Default Statistics—Primary Insurance:
Total Primary Insurance
Prime
Number of insured loans	746,598	741,554	683,227
Number of loans in default	32,708	37,932	55,490
Percentage of loans in default	4.38%	5.12%	8.12%
Alt-A
Number of insured loans	43,018	44,905	51,981
Number of loans in default	10,173	11,209	14,833
Percentage of loans in default	23.65%	24.96%	28.54%
A minus and below
Number of insured loans	39,338	40,930	47,656
Number of loans in default	10,238	11,768	14,786
Percentage of loans in default	26.03%	28.75%	31.03%
Total Primary
Number of insured loans (1)	839,802	839,249	782,864
Number of loans in default (2)	53,119	60,909	85,109
Percentage of loans in default	6.33%	7.26%	10.87%
Default Statistics—Pool Insurance:
Number of loans in default	9,814	11,921	16,750
______________________

(1)	Includes 10,848 and 11,860 insured loans subject to the Freddie Mac Agreement at March 31, 2014 and December 31, 2013, respectively.

(2)
Excludes 6,022 and 7,221 loans that are in default at March 31, 2014 and December 31, 2013, respectively, that are subject to the Freddie Mac Agreement, and for which we no longer have claims exposure.

The following table shows a rollforward of our primary loans in default:

	Three Months Ended March 31,
	2014	2013
Beginning default inventory	60,909	93,169
Plus: New defaults (1)	12,113	14,846
Less: Cures (1)	13,645	16,897
Less: Claims paid (2)	6,049	5,560
Less: Rescissions (3)	181	187
Less: Denials (4)	28	262
Ending default inventory	53,119	85,109
__________________

(1)
Amounts reflected are compiled monthly based on reports received from loan servicers. The number of new defaults and cures presented includes the following monthly defaults that both defaulted and cured within the periods indicated:

	Three Months Ended March 31,
	2014	2013
Intra-period new defaults	5,332	6,286

(2)	Includes those charged to a deductible or captive.

(3)	Net of any previously rescinded policies or denied claims that were reinstated during the period. Such reinstated rescissions may ultimately result in a paid claim.

(4)	Net of any denied claims that were reinstated during the period. Such previously denied but reinstated claims are generally reviewed for possible rescission prior to any claim payment.
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

	Three Months Ended March 31,
	2014	2013
Rescinded policies:
Rescinded	(212)	(441)
Reinstated	31	254
Denied claims:
Denied	(1,281)	(2,106)
Reinstated	1,253	1,844
Total net rescissions and denials	(209)	(449)
The following table illustrates the impact of estimated future insurance rescissions and claim denials (net of estimated reinstatements) on our loss reserve estimates as of the dates indicated:

(In millions)	March 31, 2014	December 31, 2013	March 31, 2013
Decrease to our loss reserve due to estimated future rescissions and denials	$219	$247	$392
The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied, net of any reinstatements of previously rescinded policies or denied claims for the periods indicated:

	Three Months Ended March 31,
(In millions)	2014	2013
Rescissions	$16.1	$15.3
Denials	12.2	27.2
Total first-lien claims submitted for payment that were rescinded or denied (1)	$28.3	$42.5
__________________

(1)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.
Our reported rescission and denial activity in any given period is subject to challenge by our lender and servicer customers. We expect that a portion of previously rescinded policies will be reinstated and previously denied claims will be resubmitted with the required documentation and ultimately paid; therefore, we have incorporated this expectation into our IBNR reserve estimate. Our IBNR reserve estimate was $288.2 million and $281.9 million at March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, the IBNR reserve estimate of $288.2 million includes an estimate of future reinstatements of previously denied claims, rescinded policies and claim curtailments of $163.8 million, $93.3 million, and $13.4 million, respectively. These reserves relate to $266.9 million of claims that were denied within the preceding 12 months, $362.5 million of policies rescinded within the preceding 24 months, and $80.2 million of claim curtailments within the preceding 24 months, as well as a significant number of additional denials and rescissions that were denied or rescinded in earlier periods but remain the subject of continuing settlement discussions with certain of our lender and servicer customers.

Until a liability associated with such activities or discussions becomes probable and can be reasonably estimated, we consider our claim payments or our rescissions, denials and curtailments to be resolved for financial reporting purposes. Under the accounting standard regarding contingencies, an estimated loss is accrued only if we determine that the loss is probable and can be reasonably estimated. For the first quarter of 2014, a significant portion of our IBNR estimate of $288.2 million relates to one servicer, with whom we are currently in settlement discussions regarding a large population of disputed rescissions, denials, curtailments and potential insurance cancellations. For these populations, we have determined that a settlement is probable and that a loss can be reasonably estimated, and have reflected our best estimate of the expected loss related to the populations under discussion with this servicer in our financial statements, primarily as a component of our IBNR reserve. While our reserves include our best estimate of this loss, the outcome of the discussions or potential legal proceedings that could ensue is uncertain, and it is reasonably possible that a loss exists in excess of the amount accrued. Due to the dynamic nature of these discussions, the range of factors that could impact settlement negotiations and the inherent uncertainty of the outcome of such matters, we cannot estimate the amount of any additional loss that is reasonably possible.
Generally, we estimate our claim liability related to the potential future reinstatement of previously denied claims and rescinded policies by estimating an initial gross reinstatement rate at the time of denial or rescission, which then declines over a 12- or 24-month timeframe based on our expectation that there is a reduced likelihood that a reinstatement will occur as time passes from our initial decision regarding a denial or rescission. As of March 31, 2014, for previously denied claims, this initial gross reinstatement assumption begins at approximately 60% and declines to 0% after 12 months, while for previously rescinded policies, the initial assumed reinstatement rate begins at approximately 20% and declines to 0% after 24 months. Our IBNR reserve estimate also includes the projected potential impact from future estimated rescissions on reinstated denials. Therefore, at any particular point in time, our IBNR reserve estimate with respect to previously rescinded policies or denied claims is affected not only by our initial reinstatement assumption, but also by the length of time since the denial or rescission, our estimated likelihood of such reinstatements resulting in a paid claim, and the expected claim severity on such paid claims, as well as the potential outcome of any discussions with our lender and servicer customers regarding such rescissions or denials. In addition, as of March 31, 2014, our IBNR reserve estimate incorporates an ultimate overturn rate assumption of approximately 30% for previously curtailed claims.
The following table shows the projected net cumulative denial and rescission rates in our first-lien portfolio, net of both actual and expected reinstatements, as of March 31, 2014, with respect to claims received in each quarter indicated below:

Claim Received Quarter	Projected Net Cumulative Rescission/Denial Rate for Each Quarter (1)	Percentage of Total Claims Resolved (2)
Q3 2011	30.5%	100%
Q4 2011	26.6%	100%
Q1 2012	23.5%	100%
Q2 2012	21.1%	99%
Q3 2012	18.3%	98%
Q4 2012	17.1%	95%
Q1 2013	17.0%	90%
Q2 2013	17.3%	86%
Q3 2013	15.1%	81%
__________________

(1)
Projected net cumulative rescission/denial rates represent the ratio of claims rescinded or denied to claims received (by claim count). Rescissions and denials are net of actual reinstatements, plus our current estimate for expected reinstatements of previously rescinded policies or denied claims (excluding certain potential reinstatements we are in the process of discussing with servicers). These projected amounts represent the cumulative rates for each quarter as of March 31, 2014. Until all of the claims received during the periods shown have been internally resolved, the rescission/denial rates for each quarter will be subject to change; these rates also will remain subject to change based on differences between estimated and actual reinstatements of previously rescinded policies or denied claims.

(2)
The percentage of claims resolved for each quarter presented in the table above represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded, though such denials and rescissions could be challenged and potentially reinstated or overturned. For the fourth quarter of 2013 and the first quarter of 2014, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the projected net cumulative rescission/denial rates for those periods are presently meaningful.

The following table shows information regarding our reserve for losses and reserve for premium deficiency (“PDR”) as of the dates indicated:

(In thousands)	March 31, 2014	December 31, 2013
Reserves for losses by category:
Prime	$790,529	$937,307
Alt-A	351,695	384,841
A minus and below	189,453	215,545
IBNR and other	347,674	347,698
LAE	50,684	51,245
Reinsurance recoverable (1)	25,751	38,363
Total primary reserves	1,755,786	1,974,999
Pool	123,596	169,682
IBNR and other	5,679	8,938
LAE	4,517	5,439
Total pool reserves	133,792	184,059
Total first-lien reserves	1,889,578	2,159,058
Second-lien and other (2)	4,382	5,295
Total reserve for losses	$1,893,960	$2,164,353

PDR on second-liens	$2,251	$1,785
__________________

(1)	Primarily represents ceded losses on captive transactions and the Reinsurance Transactions.

(2)	Does not include second-lien PDR.
The following table shows information regarding our average loss reserves per default:

	March 31, 2014	December 31, 2013
First-lien reserve per default (1)
Primary reserve per default excluding IBNR and other	$26,509	$26,717
Pool reserve per pool default excluding IBNR and other (2)	13,054	14,690
_________________

(1)	Calculated as total reserves excluding IBNR and other divided by total defaults.

(2)	If calculated before giving effect to deductibles and stop losses in pool transactions, the pool reserve per default at March 31, 2014 and December 31, 2013 would be $22,172 and $24,640, respectively.
Total mortgage insurance claims paid of $306.9 million for the three months ended March 31, 2014 have increased from claims paid of $283.4 million in the fourth quarter of 2013 and decreased slightly from $309.9 million in the first quarter of 2013. The increase in the three months ended March 31, 2014 compared to the fourth quarter of 2013 is primarily due to greater efficiencies in our claims review process, which have allowed us to pay valid claims more quickly than in previous periods. We currently expect claims paid to be between $900 million and $1.0 billion in 2014.

Notwithstanding our process improvements, we continue to experience the effects of the foreclosure backlogs, servicer delays and loan modification programs that were prevalent during the economic downturn and have resulted in a reduced number of defaults going to claim.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. Since 2011, claim curtailments due to servicer noncompliance with our insurance policies and servicing guidelines have increased both in frequency and in size, which has contributed to a reduction in the severity of our claim payments during this period. Claim curtailments due to servicer noncompliance with our insurance policies and servicing guidelines were approximately $14.0 million for the three months ended March 31, 2014, compared to approximately $7.8 million in the comparable period of 2013. While we cannot give assurance regarding the extent or level at which such claim curtailments will continue, we expect the trend of elevated claim curtailments to continue in light of well publicized issues in the servicing industry and our existing legacy portfolio of aged defaults.
The following table shows claims paid by product and average claims paid by product for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2014	2013
Net claims paid:
Prime	$194,718	$200,517
Alt-A	46,191	49,091
A minus and below	33,286	27,486
Total primary claims paid	274,195	277,094
Pool	30,863	30,949
Second-lien and other	727	1,884
Subtotal	305,785	309,927
Impact of captive terminations	1,156	—
Total net claims paid	$306,941	$309,927
Average net claim paid (1):
Prime	$44.1	$49.0
Alt-A	54.9	60.1
A minus and below	36.7	37.6
Total average net primary claim paid	44.5	49.1
Pool	60.3	73.5
Second-lien and other	20.8	22.2
Total average net claim paid	$45.6	$50.4

Average direct primary claim paid (2)	$46.2	$51.4
Average total direct claim paid (2)	$47.2	$52.6
__________________

(1)	Net of reinsurance recoveries and without giving effect to captive terminations.

(2)	Before reinsurance recoveries and without giving effect to captive terminations.

Policy Acquisition Costs. Policy acquisition costs for the three months ended March 31, 2013 reflect $4.2 million of additional amortization as a result of a decrease in our persistency rate during that quarter. There was an immaterial amount of additional amortization in the first quarter of 2014.
Other Operating Expenses.  Our other operating expenses for the three months ended March 31, 2014, compared to the same period in 2013, reflect a lower impact related to the changes in the estimated fair value of cash-settled long-term incentive awards that are valued relative to Radian Group’s common stock price. If our stock price increases during a quarter, additional expense is recognized for these awards. Our stock price increased from $14.12 at December 31, 2013 to $15.03 at March 31, 2014, while the stock price increased from $6.11 at December 31, 2012 to $10.71 at March 31, 2013.

Results of Operations—Financial Guaranty
Since 2008, when we ceased writing new financial guaranty business, we have significantly reduced our financial guaranty operations and have reduced our financial guaranty net par exposures in order to mitigate uncertainty, maximize the ultimate capital and liquidity available for our mortgage insurance business and accelerate our access to that capital and liquidity. In addition to the normal amortization or scheduled maturity of our financial guaranty insured portfolios, this reduction has been achieved primarily through risk commutations, ceded reinsurance, discounted insured bond purchases and transaction settlements and terminations.
Financial Guaranty Portfolio
Net Par Outstanding
The following tables show the distribution of our financial guaranty segment’s net par outstanding, by type of exposure, as a percentage of total net par outstanding and the related net claim (asset) liability and fair value net liability as of the dates indicated:

	March 31, 2014
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net Liability (3)
Type of Obligation	(In billions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported (4)	$5.2	22.9%	$14.8	$0.2
Healthcare and long-term care	2.3	10.1	12.6	1.0
Water/sewer/electric gas and investor-owned utilities	1.3	5.7	(1.6)	1.5
Education	1.1	4.9	(3.9)	—
Airports/transportation	0.9	4.0	—	28.6
Escrowed transactions (5)	0.8	3.5	—	—
Housing	0.1	0.4	—	—
Other public finance (6)	0.5	2.2	(13.0)	0.1
Total public finance (7)	12.2	53.7	8.9	31.4
Structured finance:
CDO	9.8	43.3	2.2	164.6
Asset-backed obligations	0.6	2.6	16.7	8.0
Other structured (8)	0.1	0.4	—	0.3
Total structured finance	10.5	46.3	18.9	172.9
Total	$22.7	100.0%	$27.8	$204.3

	December 31, 2013
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net Liability (3)
Type of Obligation	(In billions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported (4)	$5.3	22.2%	$12.9	$0.2
Healthcare and long-term care	2.4	10.0	11.1	0.8
Water/sewer/electric gas and investor-owned utilities	1.3	5.4	(9.6)	1.2
Education	1.1	4.6	(4.2)	—
Airports/transportation	0.9	3.8	(0.5)	27.5
Escrowed transactions (5)	0.9	3.8	—	—
Housing	0.1	0.4	—	—
Other public finance (6)	0.5	2.1	(12.9)	0.4
Total public finance (7)	12.5	52.3	(3.2)	30.1
Structured finance:
CDO	10.7	44.8	2.9	193.4
Asset-backed obligations	0.6	2.5	19.6	8.6
Other structured (8)	0.1	0.4	—	0.2
Total structured finance	11.4	47.7	22.5	202.2
Total	$23.9	100.0%	$19.3	$232.3
__________________

(1)
Represents our exposure to the aggregate outstanding principal on insured obligations. We are also responsible for the timely payment of interest on substantially all of our public finance and our non-corporate CDO structured finance obligations. For our insured corporate CDOs and CDOs of collateralized mortgage-backed securities (“CMBS”), net par outstanding represents the notional amount of credit protection we are providing on a pool of obligations.

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

(4)	Includes $1.4 billion and $1.5 billion at March 31, 2014 and December 31, 2013, respectively, of tax supported revenue bonds.

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

(7)
Includes $2.4 billion at March 31, 2014 and December 31, 2013, of international public finance insured obligations (which includes sovereign and sub-sovereign (collectively, “Sovereign”) indebtedness, of which $102.0 million and $101.2 million at March 31, 2014 and December 31, 2013, respectively, is related to Greece, Spain, Italy, Hungary, Portugal and Ireland (collectively, the “Stressed European Countries”)).

(8)
Represents other types of structured finance obligations, including collateralized guaranteed investment contracts or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

In addition to our net par outstanding, we continue to have exposure to trade credit reinsurance and surety insurance and reinsurance. This exposure to these lines of business is measured using probable maximum loss (“PML”), which is the anticipated value of the largest potential loss affecting the insured exposure under a highly stressed scenario, while giving effect to any protective features (i.e. reinsurance or salvage). Based on our estimates, we believe the PML for our remaining trade credit and surety exposure was not material at March 31, 2014, and has not been material for the past several years. However, as discussed in Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements—Commitments and Contingencies—Other, we recently received claims relating to certain surety bonds, which we are in the process of disputing.

Credit Performance/Credit Quality
Unless otherwise indicated, the ratings of our financial guaranty obligations that are referenced in this report have been developed internally.
At March 31, 2014, the percentage of our total net par outstanding of obligations rated AAA, BBB and below investment grade (“BIG”) was 36.3%, 34.2% and 10.9%, respectively, compared to 38.5%, 34.7% and 9.2%, respectively, at December 31, 2013.
During the first quarter of 2014, the AAA and BBB ratings categories of our insured portfolio experienced the largest reductions in both net par outstanding and as a percentage of our total net par outstanding, while the BIG ratings category experienced the largest increase in both net par outstanding and as a percentage of our total net par outstanding. The reductions in our AAA net par outstanding was primarily due to a counterparty terminating one AAA-rated CDO CMBS transaction on a walkaway basis (meaning that our counterparty was not obligated to pay any unaccrued premium or other amount to terminate the transaction) and the scheduled maturity of one AAA-rated corporate CDO. The net par reduction in the BBB ratings category and the increase in the BIG ratings categories were primarily due to the downgrade of the $434 million net par outstanding of our insured indebtedness issued by the Commonwealth of Puerto Rico (“Puerto Rico”) and certain of its agencies and instrumentalities (our “Puerto Rico Exposure”) that had been rated investment grade to BIG during the first quarter of 2014. See Public Finance below for additional information regarding our Puerto Rico Exposure.
Public Finance. Our public finance insured portfolio continues to experience stress due to the current economic environment. In general, municipal governments have been negatively impacted by the most recent recession and subsequent period of limited economic growth. For example, there have been several municipal defaults and bankruptcy filings since the beginning of 2012.
In recent years, more hospitals have been experiencing a decrease in patient revenues as a result of a significant decline in patient volumes, increased charity care and limited increases in commercial and government reimbursements, particularly those from Medicare. Many healthcare institutions are reporting that further expense reduction efforts are unrealistic and that operating losses are expected as healthcare inflation outpaces weak revenue growth. We are beginning to see the negative impact on our insured hospitals’ operating margins due to increased operating expenses, declines in patient volumes, decreases in reimbursements by government providers and delays in rendering reimbursements to hospitals. This trend is likely to continue at least through the remainder of 2014 and could result in further credit deterioration and require increases in our net claim liability and loss reserves related to our healthcare credits. While the impact of the implementation of the Patient Protection and Affordable Care Act (the “ACA”) on operating expenses, patient volumes and the level of charity care remains uncertain, it could result in unintended negative consequences, which could add to the financial burden of hospitals and other healthcare providers.
We have experienced some credit deterioration in our insured portfolio of other tax-supported bond transactions, in particular, those that are payable from real estate tax revenues derived from the value of real estate in narrowly defined special districts or from special assessments for improvements on certain properties. Declining property values have reduced the assessed value of the tax base in these jurisdictions, resulting in reduced tax revenues being available to pay interest and principal on these insured bonds. Where property values begin to increase, as has occurred recently in certain areas, there often is a lag between the rise of property values and the realization of corresponding higher tax revenues. We may experience further credit deterioration in these transactions, which would increase the likelihood that ultimately we would be required to make claim payments with respect to these bonds, especially those from special districts.
As of March 31, 2014, we had an aggregate of $452.2 million of net par outstanding (excluding escrowed transactions) related to our Puerto Rico Exposure. Included in our Puerto Rico Exposure as of March 31, 2014 is $239.4 million that is supported by the general obligations of Puerto Rico, facility lease payments by Puerto Rican governmental entities guaranteed by Puerto Rico or loan repayments of municipalities supported by Puerto Rico appropriations in the case of debt issued by the Puerto Rico Municipal Finance Agency. The remaining $212.8 million of our Puerto Rico Exposure as of March 31, 2014 is secured by pledged revenues such as tolls, special taxes, electric, water and sewer utility revenues. All of our Puerto Rico Exposure is on a secondary market or assumed basis, which may limit the availability of certain remedies to us.
In February 2014, Standard & Poor’s Financial Services LLC (“S&P”), Moody’s Investor Service (“Moody’s”) and Fitch Ratings (“Fitch”) downgraded the credit rating of Puerto Rico and its debt below investment grade to BB+, Ba2 and BB, respectively. The rating agencies confirmed these ratings in March 2014 following a bond sale described below. Due to the deteriorating financial condition of Puerto Rico, including the potential effects of the February 2014 ratings downgrades of Puerto Rico and its debt, we downgraded our remaining Puerto Rico Exposure in February 2014 such that all of our Puerto Rico Exposure is currently rated BIG.

Puerto Rico has taken a number of significant steps to improve its budgetary position and financial condition and, in March 2014, it successfully sold $3.5 billion general obligation bonds to address short term liquidity needs through 2015, at yields, although high, that were below widely predicted yields. Puerto Rico, however, remains in a multi-year recession and continues to suffer from high debt levels, persistent structural budget deficits that require additional borrowing and an under-funded pension system.
We expect that it will take several years for Puerto Rico to erase current deficits and provide for sustainable structurally balanced budgets. Puerto Rico’s fiscal issues have resulted in volatile pricing on its debt securities, which together with the recent downgrades of Puerto Rico’s published ratings described above may constrain Puerto Rico’s future access to capital markets at reasonable cost. The Puerto Rico Government Development Bank hired a restructuring specialist and other professionals, and legislation has been introduced to establish a legal framework in Puerto Rico for adjusting the debt of the Commonwealth’s public authorities. These actions have heightened the perception and risk that Puerto Rico may seek to restructure its outstanding debt, notwithstanding the current opposition of Puerto Rico’s governor. We can provide no assurances that Puerto Rico will not seek to restructure or impair any or all of our Puerto Rico Exposure.
Puerto Rico and its debt securities remain vulnerable to volatile pricing and negative developments, including further ratings downgrades. Despite these concerns, and the possibility of future negative net claim liability developments, we do not currently anticipate paying claims on any of our Puerto Rico Exposure.
As of March 31, 2014, we had an aggregate of $172.9 million of Sovereign net par outstanding, $100.8 million of which was rated at least investment grade, and $72.1 million of which was rated BIG. All of our BIG exposure relates to the Stressed European Countries whose Sovereign obligations have been under particular stress due to economic uncertainty, potential debt restructuring and ratings downgrades. Due to volatile economic conditions and political uncertainty, particularly in the Stressed European Countries, we believe that our Sovereign insured credits in the Stressed European Countries remain vulnerable to further credit deterioration, potential ratings downgrades and increases in our net claim liability.
We expect the negative trend in the public finance sector to continue, primarily due to the slow economic recovery, federal funding reductions, expected Medicare cuts, rising employee wages, pension and healthcare costs and continued stress on tax-based revenue receipts (in particular where tax revenues are derived from the value of real estate). We expect these factors to continue to strain the ability of government entities to maintain balanced budgets and adequate liquidity to meet near-term financial obligations. We may experience further credit deterioration and municipal defaults in our government-related insured credits, which could require increases in our net claim liability with respect to these credits.
Structured Finance. Overall, the transactions in our financial guaranty structured finance portfolio have continued to experience stable credit performance during the first quarter of 2014. The credit performance of our $6.9 billion corporate CDO portfolio continues to improve and we continue to have strong subordination remaining in our corporate CDO transactions. There were no credit events that reduced subordination levels in our corporate CDO transactions in the first quarter of 2014. Three of these corporate CDO transactions, with $1.1 billion of net par outstanding, are scheduled to mature later this year and the remaining 13 transactions, with $5.8 billion of net par outstanding, are scheduled to mature in 2017. All but $0.8 billion of the corporate CDO transactions we insure were rated AAA as of March 31, 2014.
We continue to see stabilization and improved performance across many of the transactions in our $957.0 million net par outstanding directly insured trust preferred securities (“TruPs”) CDO portfolio. The banking sector continues to face increasing pressure from regulatory compliance costs, limited growth in loan portfolio and reduced earnings from a flattening yield curve. Smaller community banks, which comprise a significant portion of the issuers in our directly insured TruPs CDO portfolio, face these pressures acutely, due to additional pressure from their lack of economies of scale, limited revenue resources and often undiversified businesses. Notwithstanding these pressures, the collateral fundamentals of the bank issuers within these insured transactions continue to show improved performance. The number of cures of previous defaults and the repayment of interest payments previously deferred on the TruPs collateral has outpaced new initial defaults and interest payment deferrals by the TruPs issuers, (which deferrals are permissible for up to five years). The insurance company issuers in our TruPs CDO portfolio generally remain stable. Our weighted average rating for our directly insured TruPs bonds was BBB at March 31, 2014 and December 31, 2013. As of March 31, 2014, $114.5 million of our net par outstanding related to one of the TruPs bonds we insure was rated BIG compared to $224.7 million of net par outstanding related to two TruPs bonds that we insured being rated BIG as of December 31, 2013.

Our $1.4 billion of insured CDO of CMBS transactions have experienced mixed performance so far in 2014. In January 2014, our counterparty to a $450 million AAA-rated CDO of CMBS transaction exercised its right to terminate the transaction on a walkaway basis. During the first three months of 2014, the average total delinquencies in the collateral supporting each of our three remaining directly-insured CDOs of CMBS decreased. However, average loss severity across the CMBS backing these CDOs increased during the first three months of 2014, and interest shortfalls occurred in three of the 99 CMBS tranches that back the CDOs we insure as a result of: (1) reductions in the appraised value of properties, which allow servicers to stop making advances for interest; and (2) expenses related to the liquidation of certain properties. Our maximum total exposure to interest shortfalls on our CDO of CMBS transactions is limited to the estimated $2.0 million (as of March 31, 2014) of contractual premium that is payable to us over the remaining life of the contracts. Although we project that future interest shortfalls will result in reductions in the amount of premiums we receive for a period of time, based on our internal cash flow projections, we also expect that such amounts will eventually be repaid to us.
One of the CMBS tranches backing one of our CDO of CMBS transactions began experiencing principal losses during the second quarter of 2013. Since then, additional principal losses on this CDO of CMBS were recorded such that the total principal loss has reduced the subordination for the transaction by approximately $10.5 million of the initial $97.5 million of subordination. The ratings for our CDO of CMBS transactions remained unchanged as of March 31, 2014, with one rated AAA, one rated AA- and one rated BBB-. We continue to expect not to have to pay net claims on our CDO of CMBS transactions.
In April 2014, our counterparty to one of our two CDO of collateralized loan obligation (“CLO”) transactions outstanding as of March 31, 2014 exercised its right to terminate the transaction on a walkaway basis. Our rating on our sole remaining CLO of middle market loans that we insure in a second-to-pay position through a CDS (the “CLO Transaction”) with $387.3 million net par outstanding as of March 31, 2014, remains unchanged at B+. The rating for this transaction remains subject to the potential deteriorating credit quality of the primary insurer of the CLO Transaction, MBIA Insurance Corporation.
Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013
The following table summarizes the results of operations for our financial guaranty segment for the periods indicated:

	Three Months Ended March 31,		% Change
($ in millions)	2014	2013	2014 vs. 2013
Adjusted pretax operating loss (1)	$(10.2)	$(3.8)	n/m
Net premiums written—insurance	0.8	(10.1)	n/m
Net premiums earned—insurance	6.9	9.6	(28.1)%
Net premiums earned on derivatives	3.4	5.0	(32.0)
Net investment income	10.2	11.8	(13.6)
Provision for losses	5.7	0.1	n/m
Policy acquisition costs	1.6	5.5	(70.9)
Other operating expenses	9.6	14.3	(32.9)
Interest expense	14.6	13.2	10.6
________________________
n/m – not meaningful

(1)
Our senior management uses adjusted pretax operating income (loss) as our primary measure to facilitate evaluation of the fundamental financial performance of the Company’s business segments and to allocate resources to the segments.

Adjusted Pretax Operating Loss. The results for the three months ended March 31, 2014 reflect an increase in the financial guaranty segment’s adjusted pretax operating loss, primarily due to an increase in provision for losses, lower net premiums earned and investment income and increased interest expense, partially offset by reductions in policy acquisition costs and other operating expenses compared to the same period in 2013.
Net Premiums Written and Earned.  Net premiums earned for the three months ended March 31, 2014 reflect a lower level of refundings on public finance exposures than in 2013. Net premiums written and earned for the three months ended March 31, 2013 reflect the impact of the commutation of the remaining $822.2 million net par reinsured by Radian Asset Assurance from Financial Guaranty Insurance Company (the “FGIC Commutation”), which decreased premiums written and earned by $12.6 million and $2.5 million, respectively.

The following table shows net premiums earned by our financial guaranty segment’s various product lines for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2014	2013
Net premiums earned:
Public finance direct	$4,543	$7,200
Public finance reinsurance	1,679	1,447
Structured direct	226	200
Structured reinsurance	453	3,196
Trade credit reinsurance	2	—
Total premiums earned—insurance	6,903	12,043
Impact of commutations/recaptures	—	(2,447)
Total net premiums earned—insurance	$6,903	$9,596

Refundings included in total net premiums earned	$2,117	$4,753
Net Investment Income.  Our financial guaranty net investment income decreased for the three months ended March 31, 2014, compared to the same period for 2013, primarily due to a decline in dividend income and lower yielding investment securities. Our current allocation to short-term and short duration investments remains high. This allocation, combined with certain sales of securities and subsequent reinvestment of longer duration securities in the low interest rate environment, has resulted in a lower yield profile for the portfolio. Both periods include an allocation to the financial guaranty segment of net investment income from Radian Group based on relative GAAP equity for this segment.
Provision for Losses. Our financial guaranty provision for losses for the three months ended March 31, 2014 reflects an increase compared to the same period for 2013, primarily as a result of the establishment of new reserves for several public finance credits and one structured finance credit.
The following tables show financial guaranty reserve for losses and claims paid as of or for the periods indicated:

(In thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Total reserve for losses	$29,752	$21,069	$24,573

	Three Months Ended March 31,
(In thousands)	2014	2013
Total claims paid	$3,033	$41,858	(1)
______________________

(1)	Reflects the payment of $41.6 million related to the FGIC Commutation.
Policy Acquisition Costs.  Policy acquisition costs for the three months ended March 31, 2013 reflect the write-off of $3.3 million of acquisition costs as a result of the FGIC Commutation and lower commission income.
Other Operating Expense.  Our other operating expenses for the three months ended March 31, 2014, compared to the same period in 2013, reflect a lower impact related to changes in the estimated fair value of cash-settled long-term incentive awards that are valued relative to Radian Group’s common stock price. If our stock price increases during a quarter, additional expense is recognized for these awards. Our stock price increased from $14.12 at December 31, 2013 to $15.03 at March 31, 2014, while the stock price increased from $6.11 at December 31, 2012 to $10.71 at March 31, 2013.
Interest Expense.  The results for the three months ended March 31, 2014 and 2013 reflect an allocation to the financial guaranty segment of the interest expense from Radian Group based on relative GAAP equity. The amount for the three months ended March 31, 2014 reflects an increase related to the issuance of $400 million of convertible debt during the first quarter of 2013.

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
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of our business in the contractual obligations specified in our 2013 Form 10-K, except as follows:
On May 6, 2014, Radian Group entered into the Purchase Agreement to purchase all of the outstanding equity interests in Clayton for aggregate cash consideration of $305 million. In connection with the acquisition, we plan to raise the aggregate cash consideration by seeking financing through the issuance of debt and equity. See “Recent Developments” herein and Note 17 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. At March 31, 2014, Radian Group had immediately available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of approximately $615 million. This amount excludes certain additional cash and liquid investments that have been advanced from our subsidiaries for corporate expenses and interest payments.
Radian Group’s principal liquidity demands for the next 12 months are expected to include: (i) potential additional capital support for our mortgage insurance subsidiaries; (ii) the payment of dividends on our common stock; (iii) the payment of corporate expenses; and (iv) interest payments on our outstanding long-term debt. As of March 31, 2014, the holders of our Convertible Senior Notes due 2017 and of our Convertible Senior Notes due 2019 are able to exercise their conversion rights during the three month period ending June 30, 2014. As a result, an additional liquidity demand may occur in the event these holders elect to exercise their conversion rights during that period, because the conversion amounts for these notes may, at our option, be settled in cash (and in the case of the 2017 notes, a portion of the conversion amount must be settled in cash). On a quarterly basis, we will evaluate whether the conversion threshold requirement has been met. See Note 11 in our 2013 Form 10-K and Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.
In addition, as discussed under “Recent Developments,” on May 6, 2014, we announced an agreement to acquire Clayton for $305 million. In connection with the acquisition, we plan to raise an aggregate amount to fund the purchase price and any related expenses of the transaction, which we anticipate seeking to finance through the issuance of debt and equity. Any additional proceeds received from such issuance will be used to fund the early redemption of our $54.5 million Senior Notes due 2015, scheduled to mature on June 15, 2015, and for working capital. We can provide no assurance that we will be successful in raising these funds on favorable terms or at all, in which case, we may be required to fund the acquisition with available liquidity, which would reduce the amounts available for payment of our expenses and for capital contributions to Radian Guaranty.

In addition to existing available cash and marketable securities, Radian Group’s principal sources of cash include dividends from Radian Guaranty (to the extent permitted under applicable laws and regulations) and payments made to Radian Group under tax- and expense-sharing arrangements with our subsidiaries, as discussed below. Radian Guaranty’s ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance department approval. In light of the protracted period of losses for Radian Guaranty following the financial crises, we do not anticipate that Radian Guaranty will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance is permitted to pay future dividends, these dividends will be paid to its direct parent, Radian Guaranty, and not to Radian Group.
Except for the acquisition discussed above, we expect to fund Radian Group’s short-term liquidity needs with: (i) existing cash and marketable securities and (ii) cash received under the expense-sharing arrangements with our subsidiaries, as further discussed below. If Radian Group’s current sources of liquidity are insufficient for Radian Group to fund its obligations, or if we otherwise decide to increase our liquidity position, Radian Group may seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.
At March 31, 2014, we did not have the intent to sell any debt securities classified as held to maturity or available for sale and in an unrealized loss position. We determined that it is more likely than not that we will have the ability to hold the securities until recovery of their cost basis or maturity.
Corporate Expenses and Interest Expense.  Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on all of our outstanding long-term debt other than the interest on our Convertible Senior Notes due 2019. Payments of such corporate expenses for the next 12 months, excluding interest payments on our long-term debt, are expected to be approximately $57.5 million. For the same period, payments of interest on our long-term debt are expected to be approximately $43.0 million. Substantially all of these amounts are reimbursed by our subsidiaries under our existing expense-sharing arrangements. These arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be modified or revoked at any time.
Capital Support for Subsidiaries. Radian Guaranty’s risk-to-capital ratio was 19.2 to 1 as of March 31, 2014. Currently, we expect to maintain Radian Guaranty’s risk-to-capital ratio at or below 20 to 1. We estimate that an immaterial amount of additional capital contributions from Radian Group to Radian Guaranty would be required during the next 12 months in order to maintain Radian Guaranty’s risk-to-capital ratio at or below 20 to 1.
We expect the GSEs to release revisions to their standard mortgage insurer eligibility requirements in draft form for public comment as early as the second quarter of 2014. Among other changes, the new GSE eligibility requirements are expected to contain new capital adequacy standards for private mortgage insurers that are more onerous than the capital requirements that are currently in effect, including potentially: (i) a risk-to-capital ratio below Radian Guaranty’s 19.2 to 1 risk-to-capital ratio as of March 31, 2014; (ii) capital requirements based on a variety of risk characteristics and measures of credit quality; and (iii) a limitation on the amount of capital credit available for subsidiary capital (including Radian Guaranty’s capital that is attributable to its ownership of Radian Asset Assurance). The form of the new eligibility requirements and the timeframe for their implementation remain uncertain. If the new GSE eligibility requirements include more onerous capital requirements, including any one or more of the potential requirements referenced above, we may need to provide additional capital support to, or arrange additional capital relief for, Radian Guaranty, including potentially, entering into new reinsurance arrangements, increasing the amount of capital contributions from Radian Group’s available holding company funds or seeking to raise funds in private or public capital transactions. For example, if Radian Guaranty is required to maintain a maximum risk-to-capital ratio of 18 to 1, absent any other form of risk-to-capital support, we estimate that we would be required to contribute approximately $200 million to Radian Guaranty during the next 12 months, assuming for purposes of this example that there is no implementation period for these requirements. Although we can provide no assurances, we expect that the new eligibility requirements will include an implementation period. Because we expect that Radian Guaranty will generate capital internally in the future, the length of the implementation period could reduce that amount of additional capital support, if any, that we may need to provide to Radian Guaranty.

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
Dividends.  Our quarterly common stock dividend is currently $0.0025 per share and, based on our current outstanding shares of common stock, we would require approximately $1.7 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as Radian Group, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of March 31, 2014, our capital surplus was $1.1 billion, representing our dividend limitation under Delaware law.
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
Radian Group—Long-Term Liquidity Needs
Our most significant needs for liquidity beyond the next 12 months are: (i) the repayment of our outstanding long-term debt, including $54.5 million principal amount of outstanding debt due in June 2015, $195.5 million principal amount of outstanding debt due in June 2017, $450 million principal amount of convertible debt due in November 2017 and, at our option, any related conversion premium that we elect to settle in cash, and potentially $400 million of convertible debt due in March 2019 for which the principal amount and any conversion premium may, at our option, be settled in cash; (ii) potential additional capital contributions to our mortgage insurance subsidiaries; and (iii) potential payments to the U.S. Department of the Treasury (“U.S. Treasury”) resulting from the examination of our 2000 through 2007 consolidated federal income tax returns by the Internal Revenue Service (“IRS”).
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
We are currently contesting proposed adjustments resulting from the IRS examination of the 2000 through 2007 tax years, which if sustained, will result in additional income taxes of approximately $128 million plus proposed penalties of approximately $42 million. Additionally, we would incur interest on any sustained adjustments. Radian Group and Radian Guaranty Reinsurance Inc. (“RGRI”) are parties to an Assumption and Indemnification Agreement with regard to these proposed adjustments. Through this agreement, Radian Group agreed to indemnify RGRI for the amount of any tax payments ultimately due to the IRS for the proposed adjustments, which relate to the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic Real Estate Mortgage Investment Conduit residual interests currently held by RGRI. This indemnification agreement was made in lieu of an immediate capital contribution to RGRI that otherwise would have been required for RGRI to maintain its minimum statutory surplus requirements in light of remeasurement as of December 31, 2011 of uncertain tax positions related to the portfolio of REMIC residual interests. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the IRS matter. We can provide no assurance regarding the outcome of this IRS matter, which may take several years to resolve. As such, there remains significant uncertainty with regard to the amount and timing of any potential payments under the indemnity agreement described above.

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
We regularly evaluate opportunities, based on market conditions, to finance our operations by accessing the capital markets or other types of indebtedness with institutional lenders, and consider various measures to improve our capital and liquidity position, as well as our debt maturity profile. In the past, we have repurchased and exchanged, prior to maturity, some of our outstanding debt, and in the future, we may, from time to time, seek to redeem, repurchase or exchange for other securities, prior to maturity, some or all of our outstanding debt in the open market, through private transactions, pursuant to one or more tender offers, or through any combination of the foregoing, as circumstances may allow. The timing or amount of any potential transactions, which may or may not occur, will depend on a number of factors, including market opportunities and our capital and liquidity needs. We may seek to refinance all or a portion of our long-term debt, but we may not be able to do on favorable terms, if at all.
Mortgage Insurance
As of March 31, 2014, our mortgage insurance segment maintained claims paying resources of $2.7 billion, which consists of contingency reserves, statutory policyholders’ surplus, unearned premium reserves and loss reserves.
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
The amount, if any, and timing of Radian Asset Assurance’s dividend paying capacity will depend, in part, on the performance of our insured financial guaranty portfolio, including the establishment of, or change in, statutory reserves, as well as the amount we may pay to commute transactions. If the exposure in our financial guaranty business is reduced on an accelerated basis through the recapture or settlement of business from the primary customers in our financial guaranty reinsurance business or otherwise, we may have the ability to pay dividends to our mortgage insurance business more quickly and in a greater amount. However, if the performance of our financial guaranty portfolio deteriorates materially, Radian Asset Assurance may have limited or no capacity to pay dividends to Radian Guaranty. In the event of a default giving rise to a claim payment obligation in our financial guaranty business, the statutory policyholders’ surplus of Radian Asset Assurance (and consequently Radian Guaranty) would be reduced in an amount equal to the present value of our expected future net claim liability (net of taxes) for such transactions. Any significant reduction in statutory policyholders’ surplus could also reduce Radian Asset Assurance’s capacity to pay dividends to Radian Guaranty and Radian Asset Assurance could be restricted from paying dividends altogether without prior approval from the New York State Department of Financial Services. See Capital and Liquidity in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding Radian Asset Assurance’s recent request to the NYSDFS to pay an extraordinary dividend to Radian Guaranty.
Freddie Mac Agreement
In connection with the closing under the Freddie Mac Agreement, Radian Guaranty deposited $205 million of investment securities into a collateral account, which remains on our condensed consolidated balance sheets as a result of the rights that Radian Guaranty has with respect to those funds. Subject to certain conditions in the Freddie Mac Agreement, amounts in the collateral account may be released to Radian Guaranty from Freddie Mac over time to the extent that loss mitigation activity becomes final in accordance with the terms of the Freddie Mac Agreement.

Financial Guaranty
As of March 31, 2014, Radian Asset Assurance maintained claims paying resources of $1.6 billion, which included statutory policyholders’ surplus, contingency reserves, unearned premium reserves, the present value of installment premiums and loss and LAE reserves. As of March 31, 2014, the statutory policyholders’ surplus of Radian Asset Assurance was approximately $1.2 billion. In July 2013, Radian Asset Assurance paid an ordinary dividend of $36 million to Radian Guaranty. We estimate that Radian Asset Assurance will have the capacity to pay another ordinary dividend of approximately $32 million to Radian Guaranty in the third quarter of 2014. See Capital and Liquidity in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding Radian Asset Assurance’s recent request to the NYSDFS to pay an extraordinary dividend to Radian Guaranty.
The principal demands for liquidity in our financial guaranty business include the payment of operating expenses (including those allocated from Radian Group), claim and commutation payments, taxes and dividends to Radian Guaranty.
Radian Asset Assurance could be required under certain circumstances to pay its CDS counterparty the outstanding par amount with respect to four insured TruPs bonds (a “liquidity claim”). A liquidity claim may arise if an event of default under the TruPs bond (e.g., a failure to pay interest or a breach of a covenant requiring the maintenance of a certain level of performing collateral) existed as of the termination date of the CDS contract. The current termination dates of these CDS contracts occur in 2018 or 2019, but will automatically extend for additional one-year periods (but no later than the maturity date of the TruPs CDOs) unless the counterparty elects not to extend the termination date. If Radian Asset Assurance were required to pay a liquidity claim, the counterparty would be obligated under the CDS to pay Radian Asset Assurance cash periodically in an amount equal to any future amounts paid in respect of principal and interest on the insured TruPs bond. We do not currently expect a liquidity claim to occur. At March 31, 2014, the net par outstanding of the insured TruPs bonds that are potentially subject to a liquidity claim was $322.9 million and had a weighted average rating of BBB-.
In addition, Radian Asset Assurance continues to have similar liquidity claim exposure in relation to four additional TruPs CDO transactions pursuant to Radian Asset Assurance’s rights in a limited purpose vehicle (“LPV”) created in connection with the termination of several transactions in 2012. CDS transactions entered into by the LPV related to these TruPs CDOs include provisions that provide the LPV’s counterparty with substantially the same economic rights upon the occurrence of circumstances where a liquidity claim would have been payable by Radian Asset Assurance under certain terminated transactions. Although Radian Asset Assurance does not have the obligation to pay a liquidity claim on these TruPs CDOs, if one of these circumstances were to occur or would be expected to occur, Radian Asset Assurance’s future projected and actual salvage recovery from the LPV, which was approximately $78.6 million as of March 31, 2014, may be materially reduced or eliminated.
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

Reconciliation of Consolidated Net Income (Loss) to Cash Used in Operations
The following table reconciles consolidated net income (loss) to cash flows used in operations for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2014	2013
Net income (loss)	$202,759	$(187,500)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net (gains) losses on investments and other financial instruments, change in fair value of derivatives and net impairment losses recognized in earnings	(115,235)	178,850
Net receipts (payments) related to derivative contracts and VIE debt (1)	2,775	(4,821)
Equity in loss (earnings) of affiliates	13	(1)
Net cash received (paid) for commutations, terminations, and recaptures (1)	1,105	(52,400)
Commutation-related charges	—	5,300
Deferred tax benefit	(533)	(24,266)
Depreciation and amortization, net	15,461	18,893
Change in:
Unearned premiums	5,917	35,267
Deferred policy acquisition costs	3,218	10,301
Reinsurance recoverables	15,242	10,434
Reserve for losses and LAE	(262,295)	(189,263)
Other assets	2,840	(3,543)
Other liabilities	(8,277)	36,778
Cash flows used in operations	$(137,010)	$(165,971)
_____________

(1)	Cash item.
Cash flows used in operating activities decreased for 2014 compared to 2013, primarily as a result of a decrease in payments for commutations, terminations and recaptures in 2014.
Stockholders’ Equity
Stockholders’ equity was $1.1 billion at March 31, 2014, compared to $0.9 billion at December 31, 2013. The increase in stockholders’ equity resulted primarily from our net income of $202.8 million for 2014 partially offset by the reclassification to temporary equity of currently redeemable convertible senior notes previously included in equity. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Ratings
Radian Group and our principal operating subsidiaries have been assigned the ratings set forth in the chart below. We believe that ratings often are considered by others in assessing our credit strength and the financial strength of our insurance subsidiaries and, in the past have been a significant factor in determining Radian Guaranty’s eligibility with the GSEs.

	Moody’s (1)	S&P (2)
Radian Group	Caa1	B-
Radian Guaranty	Ba3	BB-
Radian Insurance Inc.	(3)	(3)
Radian Mortgage Assurance Inc. (“RMAI”) (4)	Ba3	BB-
Radian Asset Assurance	Ba1	B+
___________________

(1)	Moody’s outlook for Radian Group and all our rated mortgage insurance subsidiaries is currently Positive. Moody’s outlook for Radian Asset Assurance is currently Negative.

(2)	S&P’s outlook for Radian Group and Radian Guaranty is currently Positive. The outlook for all other subsidiaries is currently Stable.

(3)	Not currently rated.

(4)	Currently, RMAI is not writing new business and has no RIF.

Recent Ratings Actions
On February 27, 2014, S&P upgraded Radian Guaranty’s credit rating from B to BB- and improved its outlook for Radian Guaranty and Radian Group to “Positive,” reflecting S&P’s expectations, including the following: (1) our operating performance will continue to improve; (2) the risk of adverse reserve development is reduced; and that (3) positive statutory earnings will incrementally improve the quality of capital at Radian Guaranty.

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

Mortgage Insurance
In the mortgage insurance segment, the default and claim cycle begins with the receipt of a default notice from the servicer. Reserves for losses are established upon receipt of notification by servicers that a borrower has missed two monthly payments, which is when we consider a loan to be in default for financial statement and internal tracking purposes. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We maintain an extensive database of claim payment history and use models based on a variety of loan characteristics, including the status of the loan as reported by its servicer and the type of loan product, to determine the likelihood that a default will reach claim status. Our process includes forecasting the impact of our loss mitigation efforts in protecting us against fraud, underwriting negligence, breach of representation and warranties, inadequate documentation of submitted claims and other items that may give rise to insurance rescissions or cancellations and claim denials, to help determine the rate at which defaulted loans are expected to move to claim (“default to claim rate”). Lastly, we project the amount that we will pay if a default becomes a claim (referred to as “claim severity”), which is also impacted by loss mitigation activity associated with claim curtailments due to servicer noncompliance with our insurance policies and servicing guidelines. When there is a claim under primary mortgage insurance, the coverage percentage is applied to the claim amount, which consists of the unpaid loan principal, plus past due interest (for which our liability is contractually capped at a maximum of two years) and certain expenses associated with the default, to determine our maximum liability. Based on these estimates, we arrive at our estimate of loss reserves as of that time.
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
We also establish reserves for defaults that we estimate have been incurred but have not been reported to us on a timely basis by the servicer, as well as for previously rescinded policies and denied claims that we estimate will be reinstated and subsequently paid. We generally give the insured up to 90 days to challenge our decision to rescind coverage before we consider a policy to be rescinded and remove it from our defaulted inventory; therefore, we currently expect only a limited percentage of policies that were rescinded to be reinstated. We currently expect a significant percentage of claims that were denied to be resubmitted as a perfected claim and ultimately paid. Most often, a claim denial is the result of a servicer’s inability to provide the loan origination file or other servicing documents for review. Under the terms of our master insurance policy with our lending customers, our insureds have up to one year after the acquisition of borrower’s title to provide to us the necessary documents to perfect a claim. All estimates are periodically reviewed and adjustments are made as they become necessary.
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
Our aggregate weighted average default to claim rate assumption (net of denials and rescissions) used in estimating our reserve for losses was 46% at March 31, 2014, compared to 47% at December 31, 2013. We develop our default to claim rate estimates on defaulted loans based on the age of the underlying defaulted loans, as measured by the number of monthly payments missed. As of March 31, 2014, our aggregate weighted average default to claim rate estimate on our total first-lien portfolio, net of estimated future denials and rescissions and excluding pending claims, was 39% and ranged from 19% for insured loans that had missed two to three monthly payments to 48% for such loans that had missed 12 or more monthly payments. Our estimate of expected insurance rescissions and claim denials (net of expected reinstatements) embedded in our default to claim rate is generally based on our experience over the past year, with consideration given for differences in characteristics between those rescinded policies and denied claims and the loans remaining in our defaulted inventory.
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
The elevated levels of our loss mitigation actions (the rate of rescissions and denials since 2009 and claim curtailments more recently) have led to an increased risk of litigation. Under our master insurance policy, any suit or action arising from any right of the insured under the policy must be commenced within two years after such right first arose and within three years for certain other policies, including certain pool insurance policies. Recently, we have faced an increasing number of challenges from certain lender customers regarding our loss mitigation actions, which have resulted in some reversals of our decisions regarding rescissions, denials and curtailments. Although we believe that our loss mitigation actions are justified under our policies, if we are not successful in defending these actions in any potential legal or other actions, including negotiated settlements, we may need to reassume the risk on, and increase loss reserves for, those policies or pay additional claims. The assumptions embedded in our estimated default to claim rate on our in-force default inventory include an adjustment to our estimated rescission and denial rate to account for the fact that we expect a certain number of policies to be reinstated and ultimately to be paid, as a result of valid challenges by such policy holders. As discussed above, we also establish reserves for IBNR defaults related to previously rescinded policies and denied or curtailed claims, which we believe are likely to be reinstated (in the case of previously rescinded policies) or resubmitted and paid (in the case of previously denied claims).

Generally, we estimate our claim liability related to the potential future reinstatement of previously denied claims and rescinded policies by estimating an initial gross reinstatement rate at the time of denial or rescission, which then declines over a 12- or 24-month time frame as certain denials and rescissions are reinstated. As of March 31, 2014, for previously denied claims, this initial gross reinstatement assumption begins at approximately 60% and declines to 0% after 12 months, while for previously rescinded policies, the initial assumed reinstatement rate begins at approximately 20% and declines to 0% after 24 months. Our IBNR reserve estimate also includes the projected potential impact from future estimated rescissions on reinstated denials. At any particular point in time, our IBNR reserve estimate with respect to previously rescinded policies or denied claims is affected not only by our initial reinstatement assumption, but also by the length of time since the denial or rescission, our estimated likelihood of such reinstatements resulting in a paid claim, the expected claim curtailments on such paid claims, as well as the potential outcome of any discussions with our lender and servicer customers regarding such rescissions or denials.
Until a liability associated with such activities or discussions becomes probable and can be reasonably estimated, we consider our claim payments or our rescissions, denials and curtailments to be resolved for financial reporting purposes. Under the accounting standard regarding contingencies, an estimated loss is accrued only if we determine that the loss is probable and can be reasonably estimated. For populations of disputed rescissions, denials and curtailments where we determine that a settlement is probable and that a loss can be reasonably estimated, we reflect our best estimate of the expected loss related to the populations under discussion in our financial statements, primarily as a component of our IBNR reserve. While our reserves include our best estimate of such losses, the outcome of the discussions or potential legal proceedings that could ensue is uncertain, and it is reasonably possible that a loss exists in excess of the amount accrued.
Included in our loss reserves is an estimate related to a potential additional payment to Freddie Mac under the Freddie Mac Agreement, which is dependent upon the loss mitigation activity on the population of loans subject to that agreement. Our reserve related to this potential additional payment is based on the estimated rescissions, denials, curtailments, and cancellations for this population of loans, determined using assumptions that are consistent with those utilized to determine our overall loss reserves.
We considered the sensitivity of first-lien loss reserve estimates at March 31, 2014 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 28% of unpaid principal balance at March 31, 2014), we estimated that our loss reserves would change by approximately $49 million at March 31, 2014. For every one percentage point change in pool claim severity (which we estimate to be 44% of unpaid principal balance at March 31, 2014), we estimated that our loss reserves would change by approximately $2 million at March 31, 2014. For every one percentage point change in our overall net default to claim rate (which we estimate to be approximately 46% at March 31, 2014), we estimated an approximately $32 million change in our loss reserves at March 31, 2014.
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
For our mortgage insurance business, we group our mortgage insurance products into two categories: first-lien and second-lien. To assess the need for a PDR on our first-lien insurance portfolio, we develop loss projections based on modeled loan defaults related to our current RIF. This projection is based on recent trends in default experience, severity and rates of defaulted loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid. As of March 31, 2014, our modeled loan default projections for our first-lien insured portfolio assume that the rate at which current loans will default has improved and will gradually return to normal historical levels over the next two years.
For our first-lien insurance business, because the combination of the net present value of expected premiums and previously established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of March 31, 2014 or December 31, 2013. Assuming all other factors remained constant, if our assumed paid claim rate increased from approximately 7.0% to approximately 12.2%, we would be required to establish a PDR.
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
For our financial guaranty business, to determine whether a premium deficiency charge is necessary, we compare projected earned premiums and investment income to projected future losses, LAE, unamortized deferred acquisition costs and maintenance costs. If the sum of the costs exceeds the amount of the revenues, the excess is first charged against deferred acquisition costs and is referred to as a premium deficiency charge. For our financial guaranty business, no PDR was necessary as of March 31, 2014 or December 31, 2013.

Fair Value of Financial Instruments
Our estimated fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model. Changes in economic conditions and capital market conditions, including but not limited to, credit spread changes, benchmark interest rate changes, market volatility and changes in the value of underlying collateral or of any third-party guaranty or insurance, could cause actual results to differ materially from our estimated fair value measurements. We define fair value as the current amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the event that our investments or derivative contracts were sold, commuted, terminated or settled with a counterparty or transferred in a forced liquidation, the amounts received or paid may be materially different from those determined in accordance with the accounting standard regarding fair value measurements. Differences may also arise between our recorded fair value and the settlement or termination value with a counterparty based upon consideration of information that may not be available to another market participant. Those differences, which may be material, are recorded as realized gains (losses) in our condensed consolidated statements of operations in the period in which the transaction occurs.
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
At March 31, 2014, our total Level III assets were approximately 4.1% of total assets measured at fair value and total Level III liabilities accounted for 100.0% of total liabilities measured at fair value.
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
RMBS, CMBS and Other ABS—The fair value of these instruments is estimated based on prices of comparable securities and spreads and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable. The fair value of any Level III securities is generally estimated by discounting estimated future cash flows.
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
Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change primarily for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default; and (2) 88% of the aggregate net par outstanding of our corporate CDO transactions (as of March 31, 2014) provide our counterparties with an additional right to terminate these transactions that is currently exercisable at any time. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums based on our estimate of the probability of our counterparties exercising this termination right and the impact it would have on the remaining expected lifetime premium. We also cap the total estimated fair value of the contracts subject to termination such that none of these contracts are in a derivative asset position. As of March 31, 2014, 8% of the aggregate net par outstanding of our corporate CDO transactions was capped in this manner. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.
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
Non-Corporate CDOs and Other Derivative Transactions
Our non-corporate CDO transactions include our guaranty of TruPs CDOs, CDOs of CMBS and CDOs backed by other asset classes such as: (i) municipal securities; (ii) synthetic financial guarantees of ABS; and (iii) project finance transactions. The fair value of our non-corporate CDOs and other derivative transactions is calculated as the difference between the present value of the expected future contractual premiums and our estimate of the fair premium amount for these transactions. The present value of expected future contractual premiums is determined based on the methodology described above for corporate CDOs. As of March 31, 2014, 95% of the aggregate net par outstanding of our non-corporate CDO contracts provide our counterparties with a right to terminate these transactions that is exercisable at any time. We also cap the total estimated fair value of the contracts subject to termination such that none of these contracts are in a derivative asset position. As of March 31, 2014, 12% of the aggregate net par outstanding of our non-corporate CDO transactions was capped in this manner. In all other instances, we utilize internal models to estimate the fair premium amount as described below. These credit derivatives are categorized in Level III of the fair value hierarchy.
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
Assumed Financial Guaranty Credit Derivatives
In making our determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of March 31, 2014 is based on the most recent available financial information, which is reported on a quarterly lag. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by the primaries from market data sources published by third parties (e.g., dealer spread tables for collateral similar to assets within the transactions being valued), as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the primaries’ valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for non-performance risk. The primaries’ models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the primaries’ valuations by: (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) analyzing and discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.
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
The assets and VIE debt related to these transactions are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from these transactions is $106.5 million; however, we do not currently expect to pay any claims related to these two VIEs. At March 31, 2014, we recorded $92.5 million of other assets, $92.4 million of VIE debt and $0.02 million of other liabilities associated with these two VIEs.

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
When evaluating whether we are the primary beneficiary of a VIE, we determine which activities most significantly impact the economic performance of the VIE. As part of our qualitative analysis, we consider whether we have any contractual rights that would allow us to direct those activities. As of March 31, 2014, we are the primary beneficiary of our NIMS transactions and certain financial guaranty structured finance transactions. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer or, in some cases, the right to direct the sale of the VIE assets. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value.
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
We are required to establish a valuation allowance against our DTA when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance. Our assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our DTA will be realized in future periods. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. In making this assessment, the primary negative evidence that we considered are our cumulative losses in recent years and the continued uncertainty regarding our future results. We also considered positive evidence when assessing the need for a valuation allowance, such as future reversals of existing taxable temporary differences, future projections of taxable income, taxable income within the applicable carryback periods and potential tax planning strategies. In assessing our need for a valuation allowance, the weight assigned to the effect of both negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses, as we have experienced. We will continue to assess the need to maintain a valuation allowance against our net DTAs at each reporting date. Recognition of our DTAs may be based on the continued improvement in operating results and increased certainty regarding our projected incurred losses, and our ability to sustain profitability over an appropriate time period in amounts that are sufficient to support a conclusion that it is more likely than not that all or a portion of our DTAs will be realized. It is reasonably possible that we could meet these criteria in the foreseeable future.
Our provision for income taxes for interim financial periods is based on an estimate of our annual effective tax rate (“ETR”) for the full year of 2014. When estimating our full year 2014 ETR, we adjust our forecasted pre-tax income for gains and losses on our derivative transactions and investments, changes in the accounting for uncertainty in income taxes, changes in our beginning of year valuation allowance, and other adjustments. The impact of these items are accounted for discretely at the federal applicable tax rate. During 2013, given the impact on our pre-tax results of net gains or losses resulting from our derivative transactions and our investment portfolio, and the continued uncertainty regarding our ability to rely on certain short-term financial projections, which directly affected our ability to estimate an effective tax rate for the full year, we recorded our interim period income tax provision (benefit) based on actual results of operations.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board issued an update to the accounting standard regarding income taxes. This update provides guidance concerning the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward (the “Carryforwards”) is available. This accounting standard requires an entity to net its liability related to unrecognized tax benefits against the related deferred tax assets for the Carryforwards. A gross presentation will be required when the Carryforwards are not available under the tax law of the applicable jurisdiction or when the Carryforwards would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. This update is effective for fiscal years and interim periods within such years beginning after December 15, 2013. We adopted this update in the first quarter of 2014. As a result of our implementation of this new FASB guidance, our March 31, 2014 condensed consolidated balance sheet reflects a full valuation allowance against our DTAs as our remaining DTA was reduced by the reclassification of our liability for unrecognized tax benefits. The adoption of this update did not affect the recognition or measurement of uncertain tax positions and did not have a significant impact on our consolidated financial statements or disclosures. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
As of the filing date of this report, there were no new accounting pronouncements issued but not yet effective that are expected to have an impact on the Company’s consolidated financial statements.

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
We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at March 31, 2014 and December 31, 2013 was $4.9 billion, of which 94% was invested in fixed-income securities. We calculate duration of our fixed-income securities, expressed in years, in order to estimate interest rate sensitivity of these securities. At March 31, 2014, a 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $190.7 million, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $156.9 million. At March 31, 2014, the average duration of the fixed-income portfolio was 3.4 years compared to 3.7 years at December 31, 2013, reflecting an increase in the percentage of short-term securities in the portfolio.
Credit Risk
A significant portion of our credit protection is in the form of CDS and other financial guaranty contracts that are marked to market through earnings. These financial guaranty derivative contracts generally insure obligations with considerable subordination beneath our exposure at the time of issuance. The underlying asset classes of these obligations include corporate entities, asset-backed securities, RMBS, CMBS, TruPs and related VIEs. The value of our financial guaranty derivative contracts are affected predominantly by changes in credit spreads. As credit spreads and ratings change, the value of these financial guaranty derivative contracts change and the resulting gains and losses are recorded in our operating results. We have also incorporated the market’s perception of our non-performance risk into the market value of our derivative instruments. We have determined that the fair value of our CDS and other financial guaranty contracts is materially exposed to changes in credit spreads, including our own credit spread. We have used and may continue to utilize various forms of credit enhancement in order to mitigate potential losses from changes in the credit ratings of our counterparties or the underlying collateral in our financial guaranty contracts.
Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following tables present the pre-tax change in the fair value of our insured derivatives portfolio and our VIE debt as a result of instantaneous shifts in credit spreads, as well as our own credit default spread as of March 31, 2014. These changes were calculated using the valuation methods described in “Critical Accounting Policies—Fair Value of Financial Instruments” above, which also includes a discussion of the material limitations of such methods. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated—Impact of Radian’s Non-performance Risk on Financial Guaranty Results.” Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following tables. Radian Group’s five-year CDS spread was 2.88% at March 31, 2014 and reflects the perceived risk that investors associate with us, which we are required to consider when determining our fair values; the CDS spread actually used in the valuation of specific fair value liabilities is typically based on the remaining term of the insured obligation. Non-performance risk is commonly measured by default probability, with a credit spread tightening indicating a lesser probability of default. Radian Group’s five-year CDS spread at March 31, 2014 implies a market view that there is a 21.1% probability that Radian Group will default in the next five years, as compared to a 22.9% implied probability of default at December 31, 2013.

Corporate CDOs ($ in millions)
Weighted average credit spread	0.31%
Fair value of net liabilities	$2.5
	Increase (Decrease) in Fair Value Net Liability based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group’s CDS spread	$9.0	$11.7	$14.3
0 basis points change in Radian Group’s CDS spread	(1.4)	—	1.4
50% widening of Radian Group’s CDS spread	(5.8)	(5.1)	(4.3)
_______________________

Non-Corporate CDO related (1) ($ in millions)
Weighted average credit spread	1.37%
Fair value of net liabilities	$193.3
	Increase (Decrease) in Fair Value Net Liability based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group’s CDS spread	$67.5	$104.4	$140.6
0 basis points change in Radian Group’s CDS spread	(25.9)	—	25.6
50% widening of Radian Group’s CDS spread	(44.9)	(21.2)	1.7
___________________

(1)	Includes TruPs, CDOs of CMBS and other non-corporate CDOs and related VIEs.
Given the relatively high level of volatility in spreads, including our own CDS spread, for our derivative transactions and VIE debt, the sensitivities presented above are higher than our longer term historical experience. The range of a 50% tightening and widening was determined based on our current CDS spread and recent experience.
Foreign Exchange Rate Risk
As of March 31, 2014 and December 31, 2013 we did not hold any foreign currency denominated securities in our investment portfolio.
Equity Market Price
At March 31, 2014, the market value and cost of the equity securities in our investment portfolio was $226.8 million and $161.5 million, respectively. Included in the market value and cost of our equity securities at March 31, 2014 was $88.9 million and $83.4 million, respectively, of securities classified as trading securities. At December 31, 2013, the market value and cost of the equity securities in our investment portfolio was $225.8 million and $164.9 million, respectively. Included in the market value and cost of our equity securities at December 31, 2013 is $90.6 million and $86.8 million, respectively, of securities classified as trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $22.7 million as of March 31, 2014.
We have certain long-term incentive awards issued primarily in 2011 and 2012 that are cash-settled. The compensation expense is based on the estimated fair value of the liability, and is impacted by changes in our stock price and, to a lesser extent, other factors. The related liability is adjusted quarterly based on changes in our current stock price during the period and other factors that we utilize to estimate the ultimate payout of each award. For the three months ended March 31, 2014, our operating expenses included $13.6 million for these long-term incentive awards compared to $38.0 million for the three months ended March 31, 2013. Included in these expenses were changes in the estimated fair value of the liability for these long-term incentive awards of $7.8 million and $24.6 million, respectively, primarily due to changes in our stock price, which increased by $0.91 and $4.60, respectively, during the three-month periods ended March 31, 2014 and March 31, 2013.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2014, pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
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
On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken Loans Inc. (“Quicken”) in the U.S. District Court for the Eastern District of Pennsylvania. On September 5, 2012, Radian Guaranty filed an amended complaint. Radian Guaranty’s complaint, as amended, seeks a declaratory judgment that it properly rescinded mortgage insurance coverage under Radian Guaranty’s master insurance policy and delegated underwriting endorsement for approximately 220 home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process. The approximately 220 home mortgage loans relate to an aggregate RIF of approximately $13 million. On October 25, 2012, Quicken answered Radian Guaranty’s amended complaint and asserted counterclaims against Radian Guaranty for alleged breach of contract and bad faith. On November 19, 2012, Radian Guaranty moved to dismiss Quicken’s counterclaims. On October 28, 2013, the court granted Radian Guaranty’s motion to dismiss in part and denied it in part. The court ruled that Quicken could not pursue a tort theory of bad faith and that Quicken had not stated a basis to toll the statute of limitations for any claims arising after the lawsuit was filed. The court permitted Quicken’s remaining claims to proceed at this stage. Discovery has commenced in this litigation. The parties have agreed to increase the population of loans that are at issue from 220 loans to approximately 507 loans relating to an aggregate RIF of approximately $29 million. This litigation is in the early stages of the proceedings, and therefore, we are unable to estimate whether a loss is reasonably possible in this matter.

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
Each of the cases described below are putative class actions (with alleged facts substantially similar to the facts alleged in the Samp case discussed above) in which Radian Guaranty has been named as a defendant and has insured at least one loan of one of the plaintiffs:

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

•
On January 13, 2012, a putative class action under RESPA titled Menichino, et al. v. Citibank, N.A., et al., was filed in the U.S. District Court for the Western District of Pennsylvania. Radian Guaranty was not named as a defendant in the original complaint. On December 4, 2012, plaintiffs amended their complaint to add Radian Guaranty as an additional defendant. On February 4, 2013, Radian Guaranty filed a motion to dismiss the claims against it as barred by the statute of limitations. On July 19, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on August 16, 2013, reasserting a putative claim under RESPA on substantially the same allegations. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on September 17, 2013. The court denied Radian Guaranty’s motion on February 4, 2014, without prejudice to Radian Guaranty’s ability to raise the statute of limitations bar on a motion for summary judgment. On March 26, 2014, the court stayed the Menichino case, pending the outcome of an appeal filed by plaintiffs in Riddle v. Bank of America Corporation, et. al. (another putative class action under RESPA in which Radian Guaranty is not a party) after the Riddle case was dismissed on summary judgment on November 18, 2013.

•
On April 5, 2012, a putative class action under RESPA titled Manners, et al. v. Fifth Third Bank, et al. was filed in the U.S. District Court for the Western District of Pennsylvania. On November 28, 2012, Radian Guaranty moved to dismiss plaintiffs’ claims as barred by the statute of limitations. On July 19, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on August 16, 2013, reasserting a putative claim under RESPA on substantially the same allegations. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on September 17, 2013. The court denied Radian Guaranty’s motion on February 5, 2014, without prejudice to Radian Guaranty’s ability to raise the statute of limitations bar on a motion for summary judgment. On March 26, 2014, the court stayed the Manners case, pending the outcome of an appeal filed by plaintiffs in Riddle v. Bank of America Corporation, et. al. (another putative class action under RESPA in which Radian Guaranty is not a party) after the Riddle case was dismissed on summary judgment on November 18, 2013.

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

With respect to the ongoing putative class actions discussed above, Radian Guaranty believes that the claims are without merit and intends to vigorously defend itself against these claims. We are not able to estimate the reasonably possible loss or range of loss for these matters because the proceedings are in a very preliminary stage and there is uncertainty as to the likelihood of a class being certified or the ultimate size of a class.
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
In addition to the private lawsuits discussed above, we and other mortgage insurers have been subject to inquiries from the Minnesota Department of Commerce and the Office of the Inspector General of the U.S. Department of Housing and Urban Development (“HUD”), requesting information relating to captive reinsurance. We have cooperated with these requests for information. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) amended RESPA and transferred the authority to implement and enforce RESPA from HUD to the Consumer Financial Protection Bureau (“CFPB”). In January 2012, we and other mortgage insurers received a request for information and documents from the CFPB relating to captive reinsurance arrangements, and in June 2012, we and other mortgage insurers received a Civil Investigative Demand from the CFPB as part of its investigation to determine whether mortgage lenders and private mortgage insurance providers engaged in acts or practices in violation of the Dodd-Frank Act, RESPA and the Consumer Financial Protection Act. On April 4, 2013, we reached a settlement with the CFPB, which was approved by the U.S. District Court for the Southern District of Florida on April 9, 2013. The settlement concludes the investigation with respect to Radian Guaranty without the CFPB making any findings of wrongdoing. As part of the settlement, Radian Guaranty agreed not to enter into new captive reinsurance arrangements for a period of ten years and to pay a civil penalty of $3.75 million. We have not entered into any new captive reinsurance arrangements since 2007. During the high-claim years that followed the most recent economic downturn, captive arrangements have proven to represent a critical component of our loss mitigation strategy, effectively serving as designed to protect our capital position during a period of stressed losses. As of March 31, 2014 we had received total cash reinsurance recoveries from these captive reinsurance arrangements of approximately $800 million. In August 2013, Radian Guaranty and other mortgage insurers received a draft Consent Order from the Minnesota Department of Commerce, containing proposed conditions and unspecified penalties, to resolve its outstanding inquiries related to captive reinsurance arrangements involving mortgage insurance in Minnesota. We continue to cooperate with the Minnesota Department of Commerce and are engaged in active discussions with them with respect to their inquiries, including various alternatives for resolving this matter. We cannot predict the outcome of this matter or whether additional actions or proceedings may be brought against us.

Item 1A. Risk Factors.
Our insurance subsidiaries are subject to comprehensive state insurance regulations and other requirements, including capital adequacy measures, which if we fail to satisfy, could limit our ability to write new insurance and increase restrictions and requirements placed on our insurance subsidiaries.
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
The state insurance regulators impose various capital requirements on our insurance subsidiaries. These include risk-to-capital ratios, other risk-based capital measures and surplus requirements that potentially may limit the amount of insurance that our insurance subsidiaries may write. State insurance regulators also possess significant discretion with respect to our insurance subsidiaries. Our failure to maintain adequate levels of capital, among other things, could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition.
In addition, the GSEs have broad discretion with respect to Radian Guaranty and its ability to remain an eligible mortgage insurer under the GSEs’ requirements. The GSEs are in the process of revising their eligibility requirements for mortgage insurers and we expect the GSEs to release the new requirements for public comment as early as the second quarter of 2014 and for these new requirements to become effective following an implementation period. For a discussion of potential changes to the GSEs’ eligibility requirements for private mortgage insurers, see “Radian Guaranty could lose its eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by Radian Guaranty, which would significantly impair our mortgage insurance franchise.”
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum ratio of statutory capital relative to the level of net RIF, or “risk-to-capital.” Sixteen states (the “RBC States”) currently impose a statutory or regulatory risk-based capital requirement (the “Statutory RBC Requirement”). The most common Statutory RBC Requirement is that a mortgage insurer’s risk-to-capital ratio may not exceed 25 to 1. In certain of the RBC States, there is a Statutory RBC Requirement that the mortgage insurer must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels (the “MPP Requirement”). The statutory capital requirements for the non-RBC States are de minimis (ranging from $1 million to $5 million); however, the insurance laws of these states generally grant broad supervisory powers to state agencies or officials to enforce rules or exercise discretion affecting almost every significant aspect of insurance business, including the power to revoke or restrict an insurance company’s ability to write new business. Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of such state, it may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. In 2013, and during the first quarter of 2014, the RBC States accounted for approximately 55.7% and 57.8%, respectively, of Radian Guaranty’s total primary NIW.
As of March 31, 2014, Radian Guaranty’s risk-to-capital ratio was 19.2 to 1 and Radian Guaranty was in compliance with all applicable Statutory RBC Requirements. Currently, we expect to maintain Radian Guaranty’s risk-to-capital ratio at or below 20 to 1. However, we expect this target level to change upon the modification of GSE eligibility requirements or future changes in applicable regulatory requirements.

Absent new capital contributions or other capital relief, Radian Guaranty’s risk-to-capital ratio generally increases as we increase our net RIF or as we incur operating losses. In 2014, our net RIF is expected to increase as we expect to continue to maintain a significant share of the private mortgage insurance market. With respect to incurred losses, the ultimate amount and timing of any future incurred losses will depend, in part, on general economic conditions and other factors, including the health of credit markets, home prices and unemployment rates, all of which are difficult to predict and beyond our control. Our mortgage insurance incurred losses are driven primarily by new mortgage insurance defaults and changes in the assumptions used to determine our loss reserves. Establishing loss reserves in our businesses requires significant judgment by management with respect to the likelihood, magnitude and timing of anticipated losses. If the actual losses we ultimately realize are in excess of the loss estimates we use in establishing loss reserves, we may be required to take unexpected charges to income, which could adversely affect Radian Guaranty’s statutory capital position.
Radian Guaranty’s capital position also is dependent on the performance of our financial guaranty portfolio. In 2008, we contributed our ownership interest in Radian Asset Assurance to Radian Guaranty. While this reorganization has provided Radian Guaranty with substantial regulatory capital and dividends, it also makes the capital adequacy of our mortgage insurance business dependent, to a significant degree, on the successful run-off of our financial guaranty business. In addition, any decrease in the amount of capital credit that Radian Guaranty otherwise receives with respect to its ownership of Radian Asset Assurance could have a negative impact on Radian Guaranty’s capital adequacy for purposes of GSE eligibility. As of March 31, 2014, our mortgage insurance segment maintained claims paying resources of $2.7 billion, which consists of contingency reserves, statutory policyholders’ surplus, unearned premium reserves and loss reserves. If the performance of our financial guaranty portfolio deteriorates, including if we are required to establish (or increase) statutory reserves on defaulted obligations that we have insured, or if we make net commutation payments to terminate insured financial guaranty obligations in excess of the then established statutory reserves for such obligations, the statutory capital of Radian Guaranty also would be negatively impacted. See “Deterioration in our financial guaranty portfolio could reduce Radian Asset Assurance’s statutory surplus and negatively impact its ability to pay dividends to Radian Guaranty.”
We use reinsurance from affiliated companies to support Radian Guaranty’s risk-to-capital ratio. Certain of these affiliated reinsurance companies currently are operating at relatively low capital levels and have required, and may in the future require, additional capital contributions from Radian Group. Radian Mortgage Insurance Inc. and Radian Insurance are each required to maintain a minimum statutory surplus of $20 million to remain authorized reinsurers. Radian Guaranty Reinsurance Inc. (“RGRI”), which provides reinsurance to Radian Guaranty for coverage in excess of 25% of certain loans insured by Radian Guaranty, is a sister company of Radian Guaranty, and therefore, any contributions to this insurer would not be consolidated with Radian Guaranty’s capital for purposes of calculating Radian Guaranty’s risk-to-capital position. If we are limited in, or prohibited from, using reinsurance arrangements to reduce Radian Guaranty’s risk, including as a result of any new eligibility requirements adopted by the GSEs, it would adversely affect Radian Guaranty’s risk-to-capital position.
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

Our existing capital resources may not be sufficient to successfully manage Radian Guaranty’s capital position. As discussed above, the GSEs are in the process of proposing revised eligibility requirements that are expected to, among other things, contain new capital adequacy requirements for private mortgage insurers that are more onerous than the capital requirements currently in effect. See “Radian Guaranty could lose its eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by Radian Guaranty, which would significantly impair our mortgage insurance franchise.” In addition, the NAIC is in the process of reviewing the minimum capital and surplus requirements for mortgage insurers and considering changes to the Model Act. While the outcome of this process is not known, it is possible that among other changes, the NAIC will recommend and adopt more stringent capital requirements that could increase the capital requirements for Radian Guaranty in states that adopt the new Model Act. Depending on the ultimate outcome of the NAIC proposals or the new GSE eligibility requirements, we may need to provide additional capital support to, or arrange additional capital relief for, Radian Guaranty, including potentially, entering into new reinsurance arrangements, making greater than anticipated capital contributions from our available holding company liquidity or seeking to raise funds in private or public capital transactions.
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

The GSEs are in the process of revising their standard mortgage insurer eligibility requirements. We expect the revised eligibility requirements to be released in draft form for public comment as early as the second quarter of 2014 and for these requirements to become effective following an implementation period. Among other changes, the new GSE eligibility requirements are expected to contain new capital adequacy standards for private mortgage insurers that are more onerous than the capital requirements that are currently in effect, including potentially: (i) a risk-to-capital ratio below Radian Guaranty’s 19.2 to 1 risk-to-capital ratio as of March 31, 2014; (ii) capital requirements based on a variety of risk characteristics and measures of credit quality; and (iii) a limitation on the amount of capital credit available for subsidiary capital (including Radian Guaranty’s capital that is attributable to its ownership of Radian Asset Assurance, our financial guaranty subsidiary). The form of the new eligibility requirements and the timeframe for their implementation remain uncertain, and we cannot give any assurances as to their potential impact on us. If the new GSE eligibility requirements include more onerous capital requirements, including any one or more of the potential requirements referenced above, we may need to provide additional capital support to, or arrange additional capital relief for, Radian Guaranty, including potentially, entering into new reinsurance arrangements, increasing the amount of capital contributions from our available holding company funds or seeking to raise funds in private or public capital transactions. See “Radian Group’s sources of liquidity may be insufficient to fund its obligations.”
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
Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group’s principal liquidity demands include funds for: (i) potential additional capital support for our mortgage insurance subsidiaries; (ii) the payment of dividends on our common stock; (iii) the payment of corporate expenses; (iv) interest payments on our outstanding long-term debt; (v) the repayment of our outstanding long-term debt, including $54.5 million principal amount of outstanding debt due in June 2015, $195.5 million principal amount of outstanding debt due in June 2017, $450 million principal amount of convertible debt due in November 2017 and, at our option, any related conversion premium that we elect to settle in cash, and potentially $400 million of convertible debt due in March 2019 for which the principal amount and any conversion premium may, at our option, be settled in cash; and (vi) potential payments to the U.S. Treasury resulting from the examination of our 2000 through 2007 consolidated federal income tax returns by the IRS. In addition, as discussed under “Recent Developments,” on May 6, 2014, we announced an agreement to acquire Clayton Holdings LLC (“Clayton”) for $305 million. In connection with the acquisition, we plan to raise an aggregate amount to fund the purchase price and any related expenses of the transaction, which we anticipate seeking to finance through the issuance of debt and equity. We can provide no assurance that we will be successful in raising these funds on favorable terms or at all, in which case, we may be required to fund the acquisition with available liquidity, which would reduce the amounts available for payment of our expenses and for capital contributions to Radian Guaranty and our other mortgage insurance subsidiaries.
Radian Group currently has immediately available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of approximately $615 million. The $615 million of available liquidity excludes certain additional cash and liquid investments that have been advanced from our subsidiaries for corporate expenses and interest payments. Substantially all of Radian Group’s obligations to pay corporate expenses and interest payments on outstanding debt are reimbursed to Radian Group through the expense-sharing arrangements currently in place with its subsidiaries.
As of March 31, 2014, Radian Guaranty’s risk-to-capital ratio was 19.2 to 1. Currently, we expect to maintain Radian Guaranty’s risk-to-capital ratio at or below 20 to 1. However, we expect this target level to change upon the modification of GSE eligibility requirements or future regulatory changes, as discussed further below. We estimate that an immaterial amount of additional capital contributions from Radian Group to Radian Guaranty would be required during the next 12 months in order to maintain Radian Guaranty’s risk-to-capital ratio at or below 20 to 1. A greater level of capital contributions could be required to maintain Radian Guaranty’s risk-to-capital ratio at or below 20 to 1 if Radian Guaranty’s incurred losses are higher than anticipated or if our net RIF ultimately exceeds our current projections. See “Our insurance subsidiaries are subject to comprehensive regulations and other requirements, including capital adequacy measures, which if we fail to satisfy, could limit our ability to write new insurance and increase restrictions and requirements placed on our insurance subsidiaries.”

Radian Group also could be required to provide further capital support to Radian Guaranty to satisfy new mortgage insurance eligibility standards currently being developed by the FHFA. The GSEs are in the process of revising their standard mortgage insurer eligibility requirements. We expect the revised eligibility requirements to be released for public comment as early as the second quarter of 2014 and for these requirements to become effective following an implementation period. The changes are expected to include certain changes that are more onerous than the current requirements, including potentially: (i) a risk-to-capital ratio below Radian Guaranty’s 19.2 to 1 risk-to-capital ratio as of March 31, 2014; (ii) capital requirements based on a variety of risk characteristics and measures of credit quality; and (iii) a limitation on the amount of capital credit available for subsidiary capital (including Radian Guaranty’s capital that is attributable to its ownership of Radian Asset Assurance). In addition, the NAIC is in the process of reviewing the minimum capital and surplus requirements for mortgage insurers and considering changes to these and other requirements in the Model Act. While the outcome of this process is not known, it is possible that the NAIC will recommend and adopt more stringent capital requirements that could increase the capital requirements for Radian Guaranty in states that adopt the new Model Act. If the new GSE eligibility requirements or the NAIC proposals include more onerous capital requirements, including any one or more of the potential requirements referenced above, we may need to provide additional capital support to, or arrange additional capital relief for, Radian Guaranty, including potentially, entering into new reinsurance arrangements, increasing the amount of capital contributions from our available holding company liquidity or seeking to raise funds in private or public capital transactions. For example, if Radian Guaranty is required to maintain a maximum risk-to-capital ratio of 18 to 1, absent any other form of risk-to-capital support, we estimate that we would be required to contribute approximately $200 million to Radian Guaranty during the next 12 months, assuming for purposes of this example that there is no implementation period for these requirements. Although we can provide no assurances, we expect that the new eligibility requirements will include an implementation period. Because we expect that Radian Guaranty will generate capital internally in the future, the length of the implementation period could reduce that amount of additional capital support, if any, that we may need to provide to Radian Guaranty. See “Radian Guaranty could lose its eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by Radian Guaranty, which would significantly impair our mortgage insurance franchise.”
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
The performance of our financial guaranty business may affect whether Radian Asset Assurance will be permitted to pay dividends to Radian Guaranty in the future as it has in past years, as well as the amount of any such dividends. At March 31, 2014, Radian Asset Assurance maintained claims paying resources of $1.6 billion, including statutory surplus of approximately $1.2 billion. Radian Asset Assurance paid dividends to Radian Guaranty in 2013 totaling $36 million. We expect that in the third quarter of 2014 Radian Asset Assurance will have the capacity to pay an ordinary dividend of approximately $32 million to Radian Guaranty.
The timing and amount of any future dividend payments will depend on the dividend capacity of our financial guaranty business, which is governed by New York insurance laws. Under New York insurance laws, Radian Asset Assurance may only pay dividends from statutory earned surplus and it can only pay such “ordinary dividends” without prior approval of the New York State Department of Financial Services (“NYSDFS”) when the total of all other dividends declared or distributed by it during the preceding 12 months is the lesser of 10% of its statutory surplus to policyholders or 100% of statutory adjusted net investment income during such period. In addition, the NYSDFS, in its discretion, may approve a dividend distribution greater than would be permitted as an ordinary dividend (generally referred to as an “extraordinary dividend”).
Since Radian Asset Assurance ceased writing new business in June 2008, Radian Asset Assurance has reduced its aggregate net par exposure by approximately 80% to $22.7 billion as of March 31, 2014. This reduction included large declines in many of the riskier segments of Radian Asset Assurance’s insured portfolio. In light of this risk reduction and the significant level of capital remaining at Radian Asset Assurance, Radian Asset Assurance filed a request with the NYSDFS seeking permission to pay an extraordinary dividend to Radian Guaranty. The NYSDFS currently is considering this request and there can be no assurance if and when such request will be granted in whole or in part, and if granted, that it will not be subject to material conditions.
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

Item 5. Other Information.
Agreement to Acquire Clayton Holdings LLC (“Clayton”)
On May 6, 2014, Radian Group entered into a Unit Purchase Agreement (the “Purchase Agreement”) with Clayton, Paul T. Bossidy and Cobra Green LLC (“Cobra Green”), with a related guarantee of the obligations of Cobra Green by Greenfield Acquisition Partners V, L.P., an affiliate of Cobra Green. Under the Purchase Agreement, at closing Radian Group will pay aggregate cash consideration of $305 million, which includes repayment of Clayton’s outstanding debt, to purchase all of the outstanding equity interests in Clayton, subject to customary purchase price adjustments. Radian Group anticipates funding the entire purchase price and related expenses through net proceeds received from the issuance of debt and equity.
Clayton is a leading provider of outsourced solutions to the mortgage industry, providing a full suite of outsourced services, information-based analytics and specialty consulting for buyers and sellers of, and investors in, mortgage-related loans and securities and other debt instruments.
We expect to complete the Clayton acquisition during the summer of 2014, subject to satisfaction of customary closing conditions, including expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, receipt of certain state licensing approvals, accuracy of representations and warranties, compliance with covenants and agreements and continued employment by Clayton’s chief executive officer and its president. See Note 17 of Notes to Unaudited Condensed Consolidated Financial Statements and “Item 2. Management’s Discussion and Analysis—Overview—Recent Developments—Purchase Agreement” of this Quarterly Report on Form 10-Q for additional information.
The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Purchase Agreement, which is filed as Exhibit 2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference hereto.
Segment Reporting (Unaudited)
The information below is presented as an update to the information presented in Note 3 of our 2013 Form 10-K for the year ended December 31, 2013.
Effective January 1, 2014, our senior management, including our Chief Executive Officer (our chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to facilitate evaluation of the fundamental financial performance of the Company’s business segments and to allocate resources to the segments. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements—Segment Reporting for more information, including the definition of adjusted pretax operating income (loss).
As a result, the Company is providing additional information regarding 2013 segment profitability on a basis comparable to the measure being used in 2014. Such summarized financial information concerning our operating segments, as of and for the periods indicated, is as follows:

	Three Months Ended				Year Ended
(In thousands)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013
Mortgage Insurance
Net premiums written - insurance	$217,286	$251,159	$250,799	$231,754	$950,998
Net premiums earned - insurance	$182,992	$197,952	$200,120	$200,356	$781,420
Net premiums earned on derivatives	—	—	—	—	—
Net investment income	15,102	15,266	14,868	16,379	61,615
Other income	1,712	2,159	1,250	903	6,024
Total revenues	199,806	215,377	216,238	217,638	849,059

Provision for losses	131,956	136,410	152,012	144,270	564,648
Estimated present value of net credit (recoveries) losses incurred	(299)	323	(74)	29	(21)
Change in reserve for premium deficiency	(629)	1,251	(2,325)	(198)	(1,901)
Policy acquisition costs	11,732	6,501	5,839	4,413	28,485
Other operating expenses	65,780	51,295	59,590	60,294	236,959
Interest expense	2,669	3,704	4,447	7,175	17,995
Total expenses	211,209	199,484	219,489	215,983	846,165

Equity in net income of affiliates	—	—	—	—	—

Adjusted pretax operating (loss) income	$(11,403)	$15,893	$(3,251)	$1,655	$2,894

	Three Months Ended				Year Ended
(In thousands)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013
Financial Guaranty
Net premiums written - insurance	$(10,101)	$70	$43	$(193)	$(10,181)
Net premiums earned - insurance	$9,596	$15,172	$11,864	$12,842	$49,474
Net premiums earned on derivatives	4,992	4,857	4,170	3,879	17,898
Net investment income	11,771	12,349	11,864	10,489	46,473
Other income	59	75	64	13	211
Total revenues	26,418	32,453	27,962	27,223	114,056

Provision for losses	103	3,881	5,162	(6,660)	2,486
Estimated present value of net credit (recoveries) losses incurred	(2,845)	(618)	3,347	(393)	(509)
Change in reserve for premium deficiency	—	—	—	—	—
Policy acquisition costs	5,463	3,505	2,119	2,092	13,179
Other operating expenses	14,320	9,686	11,384	12,179	47,569
Interest expense	13,212	15,716	15,123	12,572	56,623
Total expenses	30,253	32,170	37,135	19,790	119,348

Equity in net income of affiliates	1	—	—	—	1

Adjusted pretax operating (loss) income	$(3,834)	$283	$(9,173)	$7,433	$(5,291)

The reconciliation of adjusted pretax operating (loss) income to consolidated pretax (loss) income and consolidated net (loss) income is as follows:

	Three Months Ended				Year Ended
(In thousands)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013
Consolidated
Adjusted pretax operating (loss) income:
Mortgage insurance	$(11,403)	$15,893	$(3,251)	$1,655	$2,894
Financial guaranty	(3,834)	283	(9,173)	7,433	(5,291)
Total adjusted pretax operating (loss) income	(15,237)	16,176	(12,424)	9,088	(2,397)

Change in fair value of derivative instruments	(167,670)	86,535	10,778	38,586	(31,771)
Less: Estimated present value of net credit recoveries (losses) incurred	3,144	295	(3,273)	364	530
Less: Net premiums earned on derivatives	4,992	4,857	4,170	3,879	17,898
Change in fair value of derivative instruments expected to reverse over time	(175,806)	81,383	9,881	34,343	(50,199)

Net losses on investments	(5,505)	(130,254)	(7,132)	(6,829)	(149,720)
Net impairment losses recognized in earnings	—	—	—	(3)	(3)
Net (losses) gains on other financial instruments	(5,675)	1,188	902	(1,151)	(4,736)
Consolidated pretax (loss) income	(202,223)	(31,507)	(8,773)	35,448	(207,055)
Income tax (benefit) provision	(14,723)	1,665	3,909	(921)	(10,070)
Consolidated net (loss) income	$(187,500)	$(33,172)	$(12,682)	$36,369	$(196,985)

Item 6. Exhibits.

Exhibit No.	Exhibit Name
*2	Unit Purchase Agreement, dated as of May 6, 2014, by and among (i) Radian Group Inc., (ii) Clayton Holdings LLC and (iii) Cobra Green LLC, a Delaware limited liability company, and Paul T. Bossidy.
*12	Statement of Ratio of Earnings to Fixed Charges
*31	Rule 13a - 14(a) Certifications
**32	Section 1350 Certifications
*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity for the three months ended March 31, 2014 and 2013, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

_______________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

May 6, 2014	/s/ C. ROBERT QUINT
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
*2	Unit Purchase Agreement, dated as of May 6, 2014, by and among (i) Radian Group Inc., (ii) Clayton Holdings LLC and (iii) Cobra Green LLC, a Delaware limited liability company, and Paul T. Bossidy.
*12	Statement of Ratio of Earnings to Fixed Charges
*31	Rule 13a - 14(a) Certifications
**32	Section 1350 Certifications
*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity for the three months ended March 31, 2014 and 2013, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

_______________________
* Filed herewith.
** Furnished herewith.