Form 10-Q
period 2014-06-30
RADIAN GROUP INC
filed 2014-08-08
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
 _____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 191,049,937 shares of common stock, $0.001 par value per share, outstanding on August 4, 2014.

Cautionary Note Regarding Forward Looking Statements—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment. New risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements including:

•
changes in general economic and political conditions, including unemployment rates, changes in the U.S. housing and mortgage credit markets (including declines in home prices and property values), the performance of the U.S. or global economies, the amount of liquidity in the capital or credit markets, changes or volatility in interest rates or consumer confidence and changes in credit spreads, all of which may be impacted by, among other things, legislative activity or inactivity (including legislative changes impacting the obligations of the public or sovereign entities that our financial guaranty business insures), actual or threatened downgrades of U.S. government credit ratings, or actual or threatened defaults on U.S. government obligations;

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

•
Radian Guaranty’s ability to comply within the applicable transition period with the financial requirements of the Private Mortgage Insurer Eligibility Requirements (“PMIERs”) when adopted, which, based on the recently issued proposed PMIERs, may require us to contribute a substantial portion of our holding company cash and investments to Radian Guaranty, and could depend on our ability to, among other things: (1) successfully monetize Radian Asset Assurance Inc. (“Radian Asset Assurance”), a direct subsidiary of Radian Guaranty, or otherwise utilize the capital at Radian Asset Assurance in a manner that complies with the PMIERs; and (2) obtain reinsurance for a portion of our mortgage insurance risk-in-force in a manner that is compliant with the PMIERs. The amount of capital or capital relief that may be required to comply with the PMIERs also may be impacted by the performance of our mortgage insurance business, including our level of defaults, the losses we incur on new and existing defaults and the amount and credit characteristics of new business we write, among other factors. Contributing a substantial portion of our holding company cash and investments to Radian Guaranty would leave Radian Group Inc. (“Radian Group”) with less liquidity to satisfy its obligations, and we may not be successful in monetizing or otherwise utilizing the capital of Radian Asset Assurance or in obtaining qualifying reinsurance for our mortgage insurance risk-in-force on terms that are acceptable to us, if at all. In the event we are unable to successfully execute these or similar transactions or strategies, or such transactions are not available on terms that are acceptable to us, we may be required or we may decide to seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all. The ultimate form of the PMIERs and the timeframe for their implementation remain uncertain;

•
changes in the charters or business practices of, or rules or regulations applicable to, Fannie Mae or Freddie Mac (the “Government-Sponsored Enterprises” or the “GSEs”), including the adoption of the PMIERs, which in their current proposed form: (1) would require Radian Guaranty to hold significantly more capital than is currently required and could negatively impact our returns on equity; (2) could limit the type of business that Radian Guaranty and other private mortgage insurers are willing to write, which could reduce our new insurance written; (3) could increase the cost of private mortgage insurance, including as compared to the Federal Housing Administration’s (“FHA”) pricing, or result in the emergence of other forms of credit enhancement; and (4) could require changes to our business practices that may result in substantial additional costs in order to achieve and maintain compliance with the PMIERs;

•	our ability to continue to effectively mitigate our mortgage insurance and financial guaranty losses;

•
a more rapid than expected decrease in the levels of mortgage insurance rescissions and claim denials, which have reduced our paid losses and resulted in a significant reduction in our loss reserves, including a decrease in net rescissions or denials resulting from an increase in the number of successful challenges to previously rescinded policies or claim denials (including as part of one or more settlements of disputed rescissions or denials), or by the GSEs intervening in or otherwise limiting our loss mitigation practices, including settlements of disputes regarding loss mitigation activities;

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

•
heightened competition for our mortgage insurance business from others such as the FHA, the U.S. Department of Veterans Affairs and other private mortgage insurers, including with respect to other private mortgage insurers, those that have been assigned higher ratings than we have, that may be perceived as having a greater ability to comply with the PMIERs, that may have access to greater amounts of capital than we do, that are less dependent on capital support from their subsidiaries than we are or that are new entrants to the industry, and therefore, are not burdened by legacy obligations;

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

•
the application of existing federal or state laws and regulations, or changes in these laws and regulations or the way they are interpreted, including, without limitation: (i) the resolution of existing, or the possibility of additional, lawsuits or investigations (including in particular investigations and litigation relating to captive reinsurance arrangements under the Real Estate Settlement Procedures Act of 1974); (ii) changes to the Mortgage Guaranty Insurers Model Act (the “Model Act”) being considered by the National Association of Insurance Commissioners that could include more stringent capital and other requirements for Radian Guaranty in states that adopt the new Model Act in the future; and (iii) legislative and regulatory changes (a) impacting the demand for private mortgage insurance, (b) limiting or restricting the products we may offer or increasing the amount of capital we are required to hold, (c) affecting the form in which we execute credit protection, or (d) otherwise impacting our existing businesses or future prospects;

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

•
volatility in our earnings caused by changes in the fair value of our assets and liabilities carried at fair value, including our derivative instruments, a significant portion of our investment portfolio and certain of our long-term incentive compensation awards;

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

•
our ability to fully realize the benefits anticipated from our recent acquisition of Clayton Holdings LLC (“Clayton”), which may be impeded by, among other things, a loss of customers and/or employees; the potential inability to successfully incorporate Clayton’s business into Radian Group; and the potential distraction of management time and attention in connection with the post-acquisition process; and

•
the possibility that we may need to impair the estimated fair value of goodwill established in connection with our acquisition of Clayton, the valuation of which requires the use of significant estimates and assumptions with respect to the estimated future economic benefits arising from certain assets acquired in the transaction such as the value of expected future cash flows of Clayton, Clayton’s workforce, expected synergies with our other affiliates and other unidentifiable intangible assets.

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and in our subsequent quarterly and other reports, including Item 1A of Part II of this Quarterly Report on Form 10-Q, filed from time to time with the U.S. Securities and Exchange Commission. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we issued this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements to reflect new information or future events or for any other reason.

PART I

Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2014	December 31, 2013
($ in thousands, except share and per share amounts)
ASSETS
Investments
Fixed-maturities held to maturity—at amortized cost (fair value $50 and $351)	$50	$358
Fixed-maturities available for sale—at fair value (amortized cost $328,051 and $120,385)	332,736	120,553
Equity securities available for sale—at fair value (cost $78,106 and $78,106)	144,163	135,168
Trading securities—at fair value	2,691,077	3,117,429
Short-term investments—at fair value	1,656,788	1,429,228
Other invested assets—(including variable interest entity (“VIE”) assets at fair value of $82,334 and $81,000)	122,931	128,421
Total investments	4,947,745	4,931,157
Cash	45,115	23,858
Restricted cash	13,361	22,527
Deferred policy acquisition costs	60,776	66,926
Accrued investment income	27,346	30,264
Accounts and notes receivable	79,693	75,106
Property and equipment, at cost (less accumulated depreciation of $103,280 and $101,625)	19,328	10,516
Derivative assets	22,033	16,642
Deferred income taxes, net	—	17,902
Reinsurance recoverables	24,752	46,846
Goodwill and other intangible assets, net	296,948	2,300
Other assets (including VIE other assets of $90,551 and $92,023)	395,454	377,647
Total assets	$5,932,551	$5,621,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$781,660	$768,871
Reserve for losses and loss adjustment expenses (“LAE”)	1,749,435	2,185,421
Long-term debt	1,192,397	930,072
VIE debt—at fair value	93,631	94,645
Derivative liabilities (including VIE derivative liabilities of $52,186 and $68,457)	200,227	307,185
Other liabilities (including VIE accounts payable of $195 and $254)	330,954	395,852
Total liabilities	4,348,304	4,682,046
Commitments and Contingencies (Note 16)
Stockholders’ equity
Common stock: par value $.001 per share; 485,000,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; 208,561,438 and 190,636,972 shares issued at June 30, 2014 and December 31, 2013, respectively; 191,013,948 and 173,099,515 shares outstanding at June 30, 2014 and December 31, 2013, respectively	209	191
Treasury stock, at cost: 17,547,490 and 17,537,457 shares at June 30, 2014 and December 31, 2013, respectively	(892,961)	(892,807)
Additional paid-in capital	2,600,616	2,347,104
Retained deficit	(174,634)	(552,226)
Accumulated other comprehensive income	51,017	37,383
Total stockholders’ equity	1,584,247	939,645
Total liabilities and stockholders’ equity	$5,932,551	$5,621,691

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share amounts)	2014	2013	2014	2013
Revenues:
Premiums written—insurance:
Direct	$238,638	$269,827	$467,960	$515,294
Assumed	150	(206)	623	(10,603)
Ceded	(16,421)	(18,392)	(32,510)	(46,277)
Net premiums written	222,367	251,229	436,073	458,414
Increase in unearned premiums	(8,253)	(38,105)	(16,294)	(52,702)
Net premiums earned—insurance	214,114	213,124	419,779	405,712
Net investment income	25,737	27,615	49,966	54,488
Net gains (losses) on investments	47,219	(130,254)	111,670	(135,759)
Change in fair value of derivative instruments	57,477	86,535	107,563	(81,135)
Net (losses) gains on other financial instruments	(1,909)	1,188	(1,211)	(4,487)
Other income	1,817	2,234	2,944	4,005
Total revenues	344,455	200,442	690,711	242,824
Expenses:
Provision for losses	69,343	140,291	124,152	272,350
Change in premium deficiency reserve (“PDR”)	383	1,251	849	622
Policy acquisition costs	8,421	10,006	17,035	27,201
Other operating expenses	65,551	60,981	125,460	141,081
Interest expense	22,348	19,420	42,275	35,301
Total expenses	166,046	231,949	309,771	476,555
Equity in net (loss) income of affiliates	—	—	(13)	1
Pretax income (loss)	178,409	(31,507)	380,927	(233,730)
Income tax provision (benefit)	3,576	1,665	3,335	(13,058)
Net income (loss)	$174,833	$(33,172)	$377,592	$(220,672)
Basic net income (loss) per share	$0.96	$(0.19)	$2.12	$(1.40)
Diluted net income (loss) per share	$0.78	$(0.19)	$1.71	$(1.40)
Weighted-average number of common shares outstanding—basic	182,583	171,783	177,903	158,180
Weighted-average number of common and common equivalent shares outstanding—diluted	230,779	171,783	226,767	158,180
Dividends per share	$0.0025	$0.0025	$0.0050	$0.0050

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net income (loss)	$174,833	$(33,172)	$377,592	$(220,672)
Other comprehensive income, net of tax (see Note 12):
Unrealized gains on investments:
Unrealized holding gains arising during the period	9,281	1,480	13,766	8,946
Less: Reclassification adjustment for net (losses) gains included in net income (loss)	(392)	554	132	575
Net unrealized gains on investments	9,673	926	13,634	8,371
Other comprehensive income	9,673	926	13,634	8,371
Comprehensive income (loss)	$184,506	$(32,246)	$391,226	$(212,301)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
BALANCE, JANUARY 1, 2013	$151	$(892,094)	$1,967,414	$(355,241)	$16,095	$736,325
Net loss	—	—	—	(220,672)	—	(220,672)
Net unrealized gain on investments, net of tax	—	—	—	—	8,371	8,371
Repurchases of common stock under incentive plans	—	(716)	—	—	—	(716)
Issuance of common stock - stock offering	39	—	299,503	—	—	299,542
Issuance of common stock under benefit plans	—	—	298	—	—	298
Issuance of common stock under incentive plans	1	—	62	—	—	63
Amortization of restricted stock	—	—	3,375	—	—	3,375
Issuance of convertible debt	—	—	77,026	—	—	77,026
Stock-based compensation expense, net	—	—	21	—	—	21
Dividends declared	—	—	(767)	—	—	(767)
BALANCE, JUNE 30, 2013	$191	$(892,810)	$2,346,932	$(575,913)	$24,466	$902,866

BALANCE, JANUARY 1, 2014	$191	$(892,807)	$2,347,104	$(552,226)	$37,383	$939,645
Net income	—	—	—	377,592	—	377,592
Net unrealized gain on investments, net of tax	—	—	—	—	13,634	13,634
Repurchases of common stock under incentive plans	—	(154)	—	—	—	(154)
Issuance of common stock - stock offering	18	—	247,370	—	—	247,388
Issuance of common stock under benefit plans	—	—	487	—	—	487
Issuance of common stock under incentive plans	—	—	175	—	—	175
Amortization of restricted stock	—	—	5,002	—	—	5,002
Stock-based compensation expense, net	—	—	1,388	—	—	1,388
Dividends declared	—	—	(910)	—	—	(910)
BALANCE, JUNE 30, 2014	$209	$(892,961)	$2,600,616	$(174,634)	$51,017	$1,584,247

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2014	2013
Cash flows used in operating activities	$(260,968)	$(291,570)
Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	46,718	16,049
Proceeds from sales of trading securities	525,178	630,435
Proceeds from redemptions of fixed-maturity investments available for sale	3,015	2,415
Proceeds from redemptions of fixed-maturity investments held to maturity	300	255
Proceeds from redemptions of equity securities available for sale	—	10,503
Purchases of fixed-maturity investments available for sale	(253,072)	—
Purchases of trading securities	—	(429,001)
Purchases of short-term investments, net	(227,572)	(554,429)
Sales of other assets, net	6,825	15,210
Purchases of property and equipment, net	(8,048)	(712)
Acquisitions, net of cash acquired	(294,869)	—
Net cash used in investing activities	(201,525)	(309,275)
Cash flows from financing activities:
Dividends paid	(910)	(767)
Proceeds/payments related to issuance or exchange of debt, net	294,402	381,165
Redemption of long-term debt	(57,223)	(79,372)
Issuance of common stock	247,388	299,542
Excess tax benefits from stock-based awards	106	553
Net cash provided by financing activities	483,763	601,121
Effect of exchange rate changes on cash	(13)	—
Increase in cash	21,257	276
Cash, beginning of period	23,858	31,555
Cash, end of period	$45,115	$31,831

Supplemental disclosures of cash flow information:
Income taxes paid	$7,109	$1,785
Interest paid	$21,558	$15,970

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
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard regarding income taxes. This update provides guidance concerning the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward (the “Carryforwards”) is available. This accounting standard requires an entity to net its liability related to unrecognized tax benefits against the related deferred tax assets for the Carryforwards. A gross presentation will be required when the Carryforwards are not available under the tax law of the applicable jurisdiction or when the Carryforwards would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. This update is effective for fiscal years and interim periods within such years beginning after December 15, 2013. We adopted this update in the first quarter of 2014. As a result of our implementation of this new FASB guidance, our June 30, 2014 condensed consolidated balance sheet reflects a full valuation allowance against our deferred tax assets (“DTAs”) as our remaining DTA was reduced by the reclassification of our liability for unrecognized tax benefits during the first quarter. The adoption of this update did not affect the recognition or measurement of uncertain tax positions and did not have a significant impact on our consolidated financial statements or disclosures. See Note 13 for additional information.
In May 2014, the FASB issued an update to the accounting standard regarding revenue recognition. This update is intended to provide a consistent approach in recognizing revenue. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. While this update does not change revenue recognition principles related to our insurance and derivative products, this update may be applicable to revenues from our new mortgage and real estate services segment, which will be included in our condensed consolidated statements of operations beginning with the third quarter of 2014. The provisions of this update are effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of this update.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Business Overview
We are a credit enhancement company with a primary strategic focus on domestic, residential mortgage insurance on first-lien mortgage loans (“first-liens”). We currently have three operating business segments—mortgage insurance, financial guaranty and mortgage and real estate services.
Acquisition of Clayton Holdings LLC (“Clayton”)
On June 30, 2014, we acquired all of the outstanding equity interests of Clayton for a cash purchase price, including working capital adjustments, of approximately $312 million. The acquisition is consistent with Radian’s growth and diversification strategy to pursue opportunities to provide additional mortgage- and real estate-related products and services to the mortgage finance market and complements Radian’s existing mortgage-related products and services.
Clayton is a leading provider of outsourced solutions to the mortgage and real estate industries, providing outsourced services, information-based analytics and specialty consulting for buyers and sellers of, and investors in, mortgage- and real estate-related loans and securities and other debt instruments. Clayton’s primary services include:

•
Loan Review/Due Diligence—Loan-level due diligence for the mortgage and residential mortgage-backed securities (“RMBS”) markets utilizing skilled professionals and proprietary technology, with offerings focused on credit underwriting, regulatory compliance and collateral valuation;

•
Surveillance—Third-party performance oversight, risk management and consulting services, with offerings focused on RMBS surveillance, loan servicer oversight, loan-level servicing compliance reviews and operational reviews of mortgage servicers and originators;

•
Component Services—Outsourced solutions focused on the Single Family Rental (“SFR”) market, including valuations, property inspections, title reviews, lease reviews and due diligence reviews for SFR securitizations;

•
Real Estate Owned (“REO”)/Short-Sale Services—REO asset and short-sale management services, with offerings including residential and commercial REO asset management, short-sale management and borrower outreach; and

•	EuroRisk—Outsourced mortgage services in the United Kingdom and Europe, with offerings including due diligence services, quality control reviews, valuation reviews and consulting services.
The acquisition was treated as a purchase for accounting purposes. Therefore, the assets and liabilities were recorded based on their fair values as of June 30, 2014, the date of acquisition. At acquisition, the fair value of assets acquired was $152.4 million and the fair value of liabilities assumed was $31.8 million. The excess of the acquisition price over the estimated fair value of the net assets acquired resulted in goodwill of $191.9 million. The goodwill represents the estimated future economic benefits arising from the assets acquired that did not qualify to be identified and recognized individually, and includes the value of discounted expected future cash flows of Clayton, Clayton’s workforce, expected synergies with our other affiliates and other unidentifiable intangible assets. Goodwill is deemed to have an indefinite useful life and is subject to review for impairment annually, or more frequently, whenever circumstances indicate potential impairment. Currently, we believe approximately $188.9 million of the goodwill related to this transaction will be deductible for tax purposes over a period of 15 years. See Note 7 for additional information regarding goodwill and other intangible assets.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The allocation of the purchase price, based on the fair values of assets and liabilities as of the acquisition date, was as follows:

(in thousands)	June 30, 2014
Cash	$16,521
Restricted cash	1,591
Accounts receivable, net	11,236
Property and equipment, net	2,419
Goodwill	191,932
Intangible assets, net	102,750
Other assets	17,852
Less:
Other liabilities	31,803
Total purchase price	$312,498
The results of Clayton’s operations will be included in our financial statements from the date of acquisition, and will be reflected in our mortgage and real estate services segment. Historical results for Clayton for the six months ended June 30, 2014 and 2013 were not material to our consolidated financial results for those respective periods.
We used proceeds from our May 2014 issuance of debt and equity to fund this acquisition. See Notes 7, 11 and 18 for additional information related to the goodwill and other intangible assets resulting from this acquisition and the issuance of debt and equity, respectively. Costs in the amount of $6.7 million related to the acquisition, which included advisory, legal, accounting, valuation and other professional or consulting fees, have been expensed as incurred during the three-month period ended June 30, 2014 and classified as other operating expenses.
Mortgage Insurance
Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, to mortgage lending institutions. We provide these products and services mainly through our wholly-owned subsidiary, Radian Guaranty Inc. (“Radian Guaranty”). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who generally make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Freddie Mac and Fannie Mae. We refer to Freddie Mac and Fannie Mae together as “Government-Sponsored Enterprises” or “GSEs.”
Our mortgage insurance segment offers primary mortgage insurance coverage on residential first-liens. At June 30, 2014, primary insurance on first-liens comprised approximately 96.2% of our $42.9 billion of total direct risk in force (“RIF”). In the past, we also wrote pool insurance, which at June 30, 2014, comprised approximately 3.6% of our total direct RIF. Additionally, we offered other forms of credit enhancement on residential mortgage assets. These products included mortgage insurance on second-lien mortgages (“second-liens”), credit enhancement on net interest margin securities (“NIMS”), and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as “non-traditional”). Our non-traditional RIF was $86.0 million as of June 30, 2014, representing less than 1% of our total direct RIF.

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
Mortgage and Real Estate Services
Our mortgage and real estate services segment provides outsourced solutions to the mortgage and real estate industries through Clayton, including outsourced services, information-based analytics and specialty consulting for buyers and sellers of, and investors in, mortgage- and real estate-related loans and securities and other debt instruments, as discussed further above.
Business Conditions
As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the mortgage origination environment and the credit performance of our underlying insured assets. The financial crisis and the downturn in the housing and related credit markets that began in 2007 has had a significant negative impact on the operating environment and results of operations for our mortgage insurance and financial guaranty business segments. This was characterized by a decrease in mortgage originations, a broad decline in home prices, mortgage servicing and foreclosure delays, and ongoing deterioration in the credit performance of mortgage and other assets originated prior to 2009, together with macroeconomic factors such as high unemployment, limited employment growth, limited economic growth and a lack of meaningful liquidity in many sectors of the capital markets. More recently, we are experiencing a period of economic recovery and the operating environment for our mortgage insurance and financial guaranty businesses has improved. Our results of operations have continued to improve as the negative impact from losses on the mortgage insurance we wrote during the poor underwriting years of 2005 through 2008 (we refer to this portion of our mortgage insurance portfolio, together with business written prior to 2005, as our “legacy portfolio”) has been reduced and we continue to write insurance on higher credit quality loans. As of June 30, 2014, our legacy portfolio had been reduced to approximately 35% of our total primary RIF, while insurance on loans written after 2008 constituted approximately 65% of our primary RIF.
Although the U.S. economy and certain housing markets remain weak compared to historical standards, home prices have been appreciating on a broad basis throughout the U.S., foreclosure activity has declined and the credit quality of recent mortgage market originations continues to be significantly better than the credit quality of our legacy portfolio. In addition, although the economic recovery has been sluggish, there are signs of a broader recovery in the U.S. economy, including importantly, a reduction in unemployment rates. As a consequence of these and other factors, in the first half of 2014 we have experienced improvement in our results of operations, driven primarily by a significant reduction in our incurred losses as a result of a 20% decline in new primary mortgage insurance defaults compared to the first half of 2013 and by other positive default and claim developments.
Currently, our business strategy is primarily focused on: (1) growing our mortgage insurance business by writing insurance on high-quality mortgages in the U.S.; (2) pursuing other potential opportunities for providing credit-related services to the mortgage finance market, such as expanding our presence in the mortgage finance market through Clayton; (3) continuing to manage losses in our legacy mortgage insurance and financial guaranty portfolios; (4) continuing to reduce our legacy mortgage insurance and financial guaranty exposures; and (5) continuing to effectively manage our capital and liquidity positions.

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
The GSEs are in the process of revising their eligibility requirements for private mortgage insurers. As part of this process, the Federal Housing Finance Agency (“FHFA”) released proposed Private Mortgage Insurer Eligibility Requirements (“PMIERs”) for public comment on July 10, 2014. The PMIERs, when finalized and adopted, will establish the revised requirements that the GSEs will impose on private mortgage insurers, including Radian Guaranty, to remain eligible insurers of mortgage loans purchased by the GSEs. The proposed PMIERs include revised financial requirements (the “PMIERs Financial Requirements”) that are expected to replace the capital adequacy standards under the current GSE eligibility requirements. The proposed PMIERs Financial Requirements require a mortgage insurer’s “Available Assets” (as defined in the PMIERs, these generally include only the liquid assets of an insurer) to meet or exceed a risk-based minimum required asset amount (“Minimum Required Assets”) that is calculated based on net risk in force and a variety of measures designed to evaluate credit quality. Among other things, the proposed PMIERs exclude from Available Assets: (i) liquid assets received as premiums but not yet earned (“unearned premium reserves”); and (ii) certain subsidiary capital, including Radian Guaranty’s capital that is attributable to its ownership of Radian Asset Assurance.
The public comment period for the proposed PMIERs is expected to end on September 8, 2014. After the public comment period ends, the FHFA is expected to review and consider input before adoption of the final PMIERs. All aspects of the final PMIERs are expected to become effective 180 days after their final publication. The proposed PMIERs provide that approved mortgage insurers will be given an extended transition period of up to two years from the final publication date to be in compliance with the PMIERs Financial Requirements. Based on an estimated final publication date of the end of 2014, we expect Radian Guaranty to have a transition period through January 1, 2017 to comply with the PMIERs Financial Requirements. Approved insurers who fail to meet the PMIERs Financial Requirements when they become effective 180 days after their publication would operate under a transition plan during the transition period and would continue to be eligible insurers during that period.
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum ratio of statutory capital relative to the level of net RIF, or “risk-to-capital.” Sixteen states (the “RBC States”) currently impose a statutory or regulatory risk-based capital requirement (the “Statutory RBC Requirement”). The most common Statutory RBC Requirement is that a mortgage insurer’s risk-to-capital ratio may not exceed 25 to 1. In certain of the RBC States there is a Statutory RBC Requirement that the mortgage insurer must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels (the “MPP Requirement”). The statutory capital requirements for the non-RBC States are de minimis (ranging from $1 million to $5 million); however, the insurance laws of these states generally grant broad supervisory powers to state agencies or officials to enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business. Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of such state, that mortgage insurer may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. As of June 30, 2014, Radian Guaranty was in compliance with all applicable Statutory RBC Requirements.
Capital and Liquidity
Since the financial crisis that began in 2007, we have engaged in a number of strategic actions and initiatives to respond to the negative economic and market conditions that impacted our businesses as well as to changes in the regulatory environment. These actions, many of which are ongoing, include the following:

•
We significantly tightened our mortgage insurance underwriting standards to focus primarily on insuring high credit quality first-liens originated in the U.S., and we ceased writing mortgage insurance on non-traditional and other inherently riskier products.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

•	We expanded our claims management and loss mitigation efforts to better manage losses in the weak housing market and high default and claim environment.

•
We discontinued writing new financial guaranty business and Radian Group contributed its ownership interest in Radian Asset Assurance to Radian Guaranty. This structure makes the capital adequacy of our mortgage insurance business dependent, to a significant degree, on the successful run-off of our financial guaranty business. This provides Radian Guaranty with substantial statutory capital and, through dividends from Radian Asset Assurance, has increased liquidity at Radian Guaranty. However, if the proposed PMIERs become effective in their current form, Radian Guaranty’s ownership of Radian Asset Assurance would not be included in its Available Assets. Under current statutory accounting principles Radian Guaranty would continue to receive capital credit for Radian Asset Assurance regardless of the form of the PMIERs.

•
We reduced our legacy mortgage insurance portfolio, non-traditional mortgage insurance RIF and our financial guaranty portfolio through risk commutations, discounted security purchases, ceded reinsurance, discounted insured bond purchases and transaction settlements and terminations.

Additionally, consistent with our strategy, we are pursuing the following initiatives:

•
Since Radian Asset Assurance ceased writing new business in June 2008, Radian Asset Assurance has reduced its aggregate net par exposure by approximately 82% to $20.2 billion as of June 30, 2014. This reduction included large declines in many of the riskier segments of Radian Asset Assurance’s insured portfolio. In light of this risk reduction and the significant level of capital, including $1.2 billion of statutory surplus remaining at Radian Asset Assurance as of June 30, 2014, Radian Asset Assurance declared and paid an extraordinary dividend of $150 million to Radian Guaranty in July 2014 immediately following approval from the New York State Department of Financial Services (“NYSDFS”) to pay such dividend. Radian Asset Assurance expects to request approval for an additional extraordinary dividend in 2015.

•
In light of the proposed PMIERs, which do not provide Radian Guaranty with any capital credit for its investment in Radian Asset Assurance, we are actively pursuing alternatives to monetize Radian Asset Assurance, including a potential sale of the business, and we expect to explore other alternatives to utilize the capital at Radian Asset Assurance in a manner that complies with the PMIERs.

•	We are exploring other alternatives, including external reinsurance, in order to reach full compliance with the final form of the PMIERs within the transition period.
In May 2014, Radian Group issued $300 million principal amount of 5.500% unsecured senior notes due June 2019 (the “Senior Notes due 2019”) and received aggregate net proceeds of approximately $294.4 million after deducting underwriting discounts and commissions and estimated offering expenses. See Note 11 for further information. Also in May 2014, we issued 17.825 million shares of our common stock at a public offering price of $14.50 per share, and we received aggregate net proceeds of approximately $247.4 million after deducting underwriting discounts and commissions and estimated offering expenses. As discussed above, a portion of the proceeds from these offerings was used to fund the acquisition of Clayton. In addition, on June 16, 2014, in accordance with the optional redemption provisions of the notes, we used a portion of the proceeds to redeem all of the remaining outstanding principal amount of our unsecured senior notes due June 2015 (the “Senior Notes due 2015”) at a price established in accordance with the indenture governing the senior notes. We paid $57.2 million to holders of the notes at redemption and recorded a loss of $2.8 million.
As of June 30, 2014, Radian Group currently has available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of approximately $790 million. This amount excludes certain additional cash and liquid investments that have been advanced from our subsidiaries for corporate expenses and interest payments. Substantially all of Radian Group’s obligations to pay corporate expenses and interest payments on outstanding debt are reimbursed to Radian Group through the expense-sharing arrangements currently in place with its subsidiaries.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

2. Segment Reporting
Our mortgage insurance, financial guaranty and, effective with the June 30, 2014 acquisition of Clayton, the mortgage and real estate services segments, are strategic business units that are managed separately. We allocate corporate income and expenses to our mortgage insurance and financial guaranty segments based on either an allocated percentage of time spent on each segment or internally allocated capital, which is based on the relative GAAP equity of each segment. We allocate corporate cash and investments to our mortgage insurance and financial guaranty segments based on internally allocated capital.
Because the Clayton acquisition occurred on June 30, 2014, the results of operations for Clayton are not included in these financial statements. Beginning in the third quarter of 2014, we will include its results of operations from the date of acquisition and will also allocate to our mortgage and real estate services segment: (i) corporate expenses based on an allocated percentage of time spent on the mortgage and real estate services segment; and (ii) all interest expense related to the Senior Notes due 2019.
The results of operations for each segment for each reporting period can cause significant volatility in internally allocated capital based on relative GAAP equity, which can impact the allocations of income and expenses to our mortgage insurance and financial guaranty segments.
Adjusted Pretax Operating Income (Loss)
Our senior management, including our Chief Executive Officer (our chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of the Company’s business segments and to allocate resources to the segments. Adjusted pretax operating income (loss) is defined as pretax income (loss) excluding the effects of net gains (losses) on investments and other financial instruments, acquisition-related expenses, amortization of intangible assets and net impairment losses recognized in earnings. It also excludes gains and losses related to changes in fair value estimates on insured credit derivatives and instead includes the impact of changes in the present value of insurance claims and recoveries on insured credit derivatives, based on our ongoing insurance loss monitoring, as well as premiums earned on insured credit derivatives. Management’s use of this measure as its primary measure to evaluate segment performance began with the quarter ended March 31, 2014. Accordingly, for comparison purposes, we also present the applicable measures from the corresponding periods of 2013 on a basis consistent with the current year presentation.
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

(5)
Acquisition-related expenses. Acquisition-related expenses represent the costs incurred to effect an acquisition of a business (i.e., a business combination). Because we pursue acquisitions on a limited and selective basis and not in the ordinary course of our business, we do not view acquisition-related expenses as a consequence of a primary business activity. Therefore, we do not consider these expenses to be part of our operating performance and they are excluded from our calculation of adjusted pretax operating income (loss).

(6)
Amortization of intangible assets. Amortization of intangible assets represents the periodic expense required to amortize the cost of intangible assets over their estimated useful lives. These charges are not viewed as part of the operating performance of our primary activities and therefore are excluded from our calculation of adjusted pretax operating income (loss).

(7)
Net impairment losses recognized in earnings. The recognition of net impairment losses on investments can vary significantly in both size and timing, depending on market credit cycles. Intangible assets with an indefinite useful life are also periodically reviewed for potential impairment and impairment adjustments are made whenever appropriate. We do not view impairment losses on investments or intangibles to be indicative of our fundamental operating activities. Therefore, these losses are excluded from our calculation of adjusted pretax operating income (loss).

Summarized financial information concerning our operating segments as of and for the periods indicated, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Mortgage Insurance
Net premiums written—insurance	$221,947	$251,159	$434,900	$468,445
Net premiums earned—insurance	$203,646	$197,952	$402,408	$380,944
Net premiums earned on derivatives	—	—	—	—
Net investment income	15,271	15,266	29,292	30,368
Other income	1,626	2,159	2,683	3,871
Total revenues	220,543	215,377	434,383	415,183

Provision for losses	64,265	136,410	113,425	268,366
Estimated present value of net credit losses incurred	180	323	319	24
Change in PDR	383	1,251	849	622
Policy acquisition costs	6,746	6,501	13,763	18,233
Other operating expenses	49,607	51,295	99,965	117,075
Interest expense	6,405	3,704	11,777	6,373
Total expenses	127,586	199,484	240,098	410,693

Adjusted pretax operating income	$92,957	$15,893	$194,285	$4,490

New Insurance Written (“NIW”) (in millions)	$9,322	$13,377	$16,130	$24,283

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Financial Guaranty
Net premiums written—insurance	$420	$70	$1,173	$(10,031)
Net premiums earned—insurance	$10,468	$15,172	$17,371	$24,768
Net premiums earned on derivatives	3,346	4,857	6,791	9,849
Net investment income	10,466	12,349	20,674	24,120
Other income	191	75	261	134
Total revenues	24,471	32,453	45,097	58,871

Provision for losses	5,078	3,881	10,727	3,984
Estimated present value of net credit losses (recoveries) incurred	11,279	(618)	10,778	(3,463)
Change in PDR	—	—	—	—
Policy acquisition costs	1,675	3,505	3,272	8,968
Other operating expenses	9,212	9,686	18,763	24,006
Interest expense	15,943	15,716	30,498	28,928
Total expenses	43,187	32,170	74,038	62,423

Equity in net (loss) income of affiliates	—	—	(13)	1

Adjusted pretax operating (loss) income	$(18,716)	$283	$(28,954)	$(3,551)

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	At June 30, 2014
(In thousands)	Mortgage Insurance	Financial Guaranty	Mortgage and Real Estate Services (1)	Total
Cash and investments	$2,747,960	$2,240,149	$18,112	$5,006,221
Deferred policy acquisition costs	26,443	34,333	—	60,776
Goodwill and other intangible assets, net	2,266	—	294,682	296,948
Total assets	3,153,482	2,438,418	340,651	5,932,551
Unearned premiums	597,860	183,800	—	781,660
Reserve for losses and LAE	1,714,681	34,754	—	1,749,435
VIE debt	3,237	90,394	—	93,631
Derivative liabilities	—	200,227	—	200,227
____________________

(1)	Comprising the acquisition of Clayton effective June 30, 2014. For additional information, see Note 1.

	At June 30, 2013
(In thousands)	Mortgage Insurance	Financial Guaranty	Total
Cash and investments	$2,962,997	$2,403,636	$5,366,633
Deferred policy acquisition costs	29,138	41,289	70,427
Total assets	3,431,444	2,622,556	6,054,000
Unearned premiums	483,303	229,403	712,706
Reserve for losses and LAE	2,690,861	25,629	2,716,490
VIE debt	10,963	95,804	106,767
Derivative liabilities	—	350,576	350,576

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The reconciliation of adjusted pretax operating income (loss) to consolidated pretax income (loss) and consolidated net income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Adjusted pretax operating income (loss):
Mortgage insurance	$92,957	$15,893	$194,285	$4,490
Financial guaranty	(18,716)	283	(28,954)	(3,551)
Total adjusted pretax operating income	$74,241	$16,176	$165,331	$939

Change in fair value of derivative instruments	57,477	86,535	107,563	(81,135)
Less: Estimated present value of net credit (losses) recoveries incurred	(11,459)	295	(11,097)	3,439
Less: Net premiums earned on derivatives	3,346	4,857	6,791	9,849
Change in fair value of derivative instruments expected to reverse over time	65,590	81,383	111,869	(94,423)

Net gains (losses) on investments	47,219	(130,254)	111,670	(135,759)
Net (losses) gains on other financial instruments	(1,909)	1,188	(1,211)	(4,487)
Acquisition-related expenses	(6,732)	—	(6,732)	—
Consolidated pretax income (loss)	178,409	(31,507)	380,927	(233,730)
Income tax provision (benefit)	3,576	1,665	3,335	(13,058)
Consolidated net income (loss)	$174,833	$(33,172)	$377,592	$(220,672)
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table sets forth our derivative assets and liabilities as of the dates indicated. Certain contracts are in an asset position because the net present value of the contractual premium we receive exceeds the net present value of our estimate of the expected future premiums that a financial guarantor of similar credit quality to us would charge to provide the same credit protection, assuming a transfer of our obligation to such financial guarantor as of the measurement date.

(In thousands)	June 30, 2014	December 31, 2013
Balance Sheets
Derivative assets:
Financial Guaranty credit derivative assets	$6,438	$6,323
Fixed-maturity derivative assets	15,595	10,319
Total derivative assets	22,033	16,642
Derivative liabilities:
Financial Guaranty credit derivative liabilities	148,041	238,728
Financial Guaranty VIE derivative liabilities	52,186	68,457
Total derivative liabilities	200,227	307,185
Total derivative liabilities, net	$178,194	$290,543
The notional value of our derivative contracts at June 30, 2014 and December 31, 2013 was $9.4 billion and $12.3 billion, respectively.
The components of the gains (losses) included in change in fair value of derivative instruments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Statements of Operations
Net premiums earned—derivatives	$3,346	$4,857	$6,791	$9,849
Financial Guaranty credit derivatives	60,526	80,293	88,542	(95,431)
Financial Guaranty VIE derivatives	(4,976)	1,477	15,141	4,539
Other derivatives	(1,419)	(92)	(2,911)	(92)
Change in fair value of derivative instruments	$57,477	$86,535	$107,563	$(81,135)
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table shows selected information about our derivative contracts:

($ in thousands)	June 30, 2014
	Number of Contracts	Par/ Notional Exposure	Total Net Asset (Liability)
Product
Corporate CDOs	14	$6,060,500	$1,545
Non-Corporate CDOs and other derivative transactions:
Trust preferred securities (“TruPs”)	9	820,536	(22,240)
CDOs of commercial mortgage-backed securities (“CMBS”)	1	430,000	(36,738)
Other:
Structured finance	3	441,375	(44,223)
Public finance	21	1,296,202	(29,390)
Total Non-Corporate CDOs and other derivative transactions	34	2,988,113	(132,591)
Assumed financial guaranty credit derivatives:
Structured finance	22	154,261	(10,171)
Public finance	4	93,208	(386)
Total Assumed	26	247,469	(10,557)
Financial Guaranty VIE derivative liabilities (1)	1	79,020	(52,186)
Other (2)	3	—	15,595
Grand Total	78	$9,375,102	$(178,194)
________________

(1)	Represents the fair value of a CDS included in a VIE that we have consolidated.

(2)	Represents derivative assets related to other purchased derivatives for which we do not have loss exposure that exceeds our net asset amount.

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
Our estimated fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model. Changes in economic conditions and capital market conditions, including but not limited to, credit spread changes, benchmark interest rate changes, market volatility and changes in the value of underlying collateral or of any third-party guaranty or insurance, could cause actual results to differ materially from our estimated fair value measurements. We define fair value as the current amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the event that our investments or derivative contracts were sold, commuted, terminated or settled with a counterparty or transferred in a forced liquidation, the amounts received or paid may be materially different from those determined in accordance with the accounting standard regarding fair value measurements. Differences may also arise between our recorded fair value and the settlement or termination value with a counterparty based upon consideration of information that may not be available to another market participant. Those differences, which may be material, are recorded as realized gains (losses) in our condensed consolidated statements of operations in the period in which the transaction occurs. There were no significant changes to our fair value methodologies during the six months ended June 30, 2014.

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

The level of market activity used to determine the fair value hierarchy is based on the availability of observable inputs market participants would use to price an asset or a liability, including market value price observations. We provide a qualitative description of the valuation techniques and inputs used for Level II recurring and non-recurring fair value measurements in our audited annual financial statements as of December 31, 2013. For a complete understanding of those valuation techniques and inputs used as of June 30, 2014, these unaudited condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in our 2013 Form 10-K.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of June 30, 2014:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$965.5	$388.0	$—	$1,353.5
State and municipal obligations	—	615.9	19.5	635.4
Money market instruments	661.8	—	—	661.8
Corporate bonds and notes	—	1,063.2	—	1,063.2
RMBS	—	296.4	—	296.4
CMBS	—	278.6	—	278.6
Other ABS	—	177.2	74.4	251.6
Foreign government and agency securities	—	49.2	—	49.2
Equity securities (1)	136.1	96.4	—	232.5
Other investments (2)	—	2.1	82.8	84.9
Total Investments at Fair Value (3)	1,763.4	2,967.0	176.7	4,907.1
Derivative assets	—	15.6	6.4	22.0
Other assets (4)	—	—	90.4	90.4
Total Assets at Fair Value	$1,763.4	$2,982.6	$273.5	$5,019.5

Derivative liabilities	$—	$—	$200.2	$200.2
VIE debt (5)	—	—	93.6	93.6
Total Liabilities at Fair Value	$—	$—	$293.8	$293.8
______________________

(1)	Comprising broadly diversified domestic equity mutual funds included within Level I and various preferred and common stocks invested across numerous companies and industries included within Level II.

(2)
Comprising TruPs ($0.5 million) and short-term certificates of deposit (“CDs”) ($1.6 million) included within Level II and lottery annuities ($0.3 million), TruPs ($0.2 million), and a guaranteed investment contract held by a consolidated VIE ($82.3 million) within Level III.

(3)
Does not include fixed-maturities held to maturity ($0.1 million) and certain other invested assets ($40.6 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.

(4)	Primarily comprising manufactured housing loan collateral related to two consolidated financial guaranty VIEs.

(5)	Comprising consolidated debt related to NIMS VIEs ($3.2 million) and financial guaranty VIEs ($90.4 million).
At June 30, 2014, our total Level III assets were approximately 5.4% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value. Realized and unrealized gains and losses on Level III assets and liabilities in the rollforward represent gains and losses for the periods in which they were classified as Level III.

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following tables quantify the estimated impact of our non-performance risk on our derivative assets, derivative liabilities and net VIE liabilities (in aggregate by type) presented in our condensed consolidated balance sheets as of the dates indicated:

(In basis points)	June 30, 2014	December 31, 2013	June 30, 2013	December 31, 2012
Radian Group’s five-year CDS spread	287	323	504	913

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk June 30, 2014	Impact of Radian Non-Performance Risk June 30, 2014	Fair Value (Asset) Liability Recorded June 30, 2014
Product
Corporate CDOs	$15.8	$17.3	$(1.5)
Non-Corporate CDO-related (1)	293.0	149.9	143.1
NIMS-related (2)	5.4	2.2	3.2
Total	$314.2	$169.4	$144.8

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2013	Impact of Radian Non-Performance Risk December 31, 2013	Fair Value Liability Recorded December 31, 2013
Product
Corporate CDOs	$30.4	$29.0	$1.4
Non-Corporate CDO-related (1)	409.7	178.7	231.0
NIMS-related (2)	5.0	2.2	2.8
Total	$445.1	$209.9	$235.2
________________

(1)	Includes the net fair value liability recorded within derivative assets and derivative liabilities and the net fair value liabilities included in our consolidated VIEs.

(2)	Includes NIMS VIE debt.

Non-performance risk is commonly measured by default probability, with a credit spread tightening indicating a lesser probability of default. Radian Group’s five-year CDS spread at June 30, 2014 implies a market view that there is a 20.9% probability that Radian Group will default in the next five years as compared to a 22.9% implied probability of default at December 31, 2013. The cumulative impact on our derivative assets, derivative liabilities and VIE liabilities attributable to the market’s perception of our non-performance risk decreased by $40.5 million during the first six months of 2014, as presented in the tables above. This decrease was in part due to the decrease in net derivative liabilities outstanding, as well as the market’s perception of the lower probability that Radian Group may default.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended June 30, 2014:

		Realized and Unrealized Gains (Losses)
(In millions)	Beginning Balance at April 1, 2014	Included in Earnings (1)	Included in OCI (2)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (3)		Ending Balance at June 30, 2014
Investments:
State and municipal obligations	$19.1	$0.4	$—	$—	$—	$—	$—	$—		$19.5
Other ABS	—	0.1	(0.1)	29.2	—	—	—	45.2	(4)	74.4
Equity securities	0.4	(0.4)	—	—	—	—	—	—		—
Other investments	82.1	0.7	—	—	—	—	—	—		82.8
Total Level III Investments	101.6	0.8	(0.1)	29.2	—	—	—	45.2		176.7
Other assets	92.5	3.1	—	—	—	—	5.2	—		90.4
Total Level III Assets	$194.1	$3.9	$(0.1)	$29.2	$—	$—	$5.2	$45.2		$267.1

Derivative liabilities, net	$252.1	$58.3	$—	$—	$—	$—	$—	$—		$193.8
VIE debt	95.6	(2.2)	—	—	—	—	4.2	—		93.6
Total Level III Liabilities, net	$347.7	$56.1	$—	$—	$—	$—	$4.2	$—		$287.4
______________________

(1)
Includes unrealized gains (losses) for the quarter ended June 30, 2014, relating to assets and liabilities still held as of June 30, 2014 as follows: $0.2 million for investments, $1.1 million for other assets, $43.7 million for derivative liabilities and $(1.5) million for VIE debt.

(2)	Realized and unrealized gains (losses) included in Other Comprehensive Income (“OCI”).

(3)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.

(4)	During the period, certain securities previously classified in Level II were transferred to Level III as the pricing inputs were no longer considered observable.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the six months ended June 30, 2014:

		Realized and Unrealized Gains (Losses)
(In millions)	Beginning Balance at January 1, 2014	Included in Earnings (1)	Included in OCI (2)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (3)		Ending Balance at June 30, 2014
Investments:
State and municipal obligations	$18.7	$0.8	$—	$—	$—	$—	$—	$—		$19.5
Other ABS	0.9	0.1	(0.1)	29.2	—	—	0.4	44.7	(4)	74.4
Equity securities	0.4	(0.4)	—	—	—	—	—	—		—
Other investments	81.5	1.3	—	—	—	—	—	—		82.8
Total Level III Investments	101.5	1.8	(0.1)	29.2	—	—	0.4	44.7		176.7
Other assets	91.9	8.9	—	—	—	—	10.4	—		90.4
Total Level III Assets	$193.4	$10.7	$(0.1)	$29.2	$—	$—	$10.8	$44.7		$267.1

Derivative liabilities, net	$300.9	$110.5	$—	$—	$—	$—	$(3.4)	$—		$193.8
VIE debt	94.6	(7.3)	—	—	—	—	8.3	—		93.6
Total Level III Liabilities, net	$395.5	$103.2	$—	$—	$—	$—	$4.9	$—		$287.4
______________________

(1)
Includes unrealized gains (losses) for the six months ended June 30, 2014, relating to assets and liabilities still held as of June 30, 2014 as follows: $0.4 million for investments, $4.7 million for other assets, $86.4 million for derivative liabilities and $(5.9) million for VIE debt.

(2)	Realized and unrealized gains (losses) included in OCI.

(3)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.

(4)
During the period, certain securities previously classified in Level II were transferred to Level III as the pricing inputs were no longer considered observable. Other securities were transferred out of Level III as third-party pricing became available.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended June 30, 2013:

		Realized and Unrealized Gains (Losses)
(In millions)	Beginning Balance at April 1, 2013	Included in Earnings (1)	Included in OCI (2)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (3)		Ending Balance at June 30, 2013
Investments:
State and municipal obligations	$19.2	$0.2	$—	$—	$—	$—	$—	$—		$19.4
Corporate bonds and notes	2.7	(0.1)	—	—	—	—	—	(2.6)	(4)	—
CMBS	3.1	—	—	—	3.1	—	—	—		—
Other ABS	1.5	—	—	—	—	—	0.3	—		1.2
Equity securities	0.4	—	—	—	—	—	—	—		0.4
Other investments	77.3	(0.3)	—	0.4	—	—	—	—		77.4
Total Level III Investments	104.2	(0.2)	—	0.4	3.1	—	0.3	(2.6)		98.4
NIMS derivative assets	1.6	—	—	—	—	—	—	—		1.6
Other assets	96.5	5.1	—	—	—	—	5.6	—		96.0
Total Level III Assets	$202.3	$4.9	$—	$0.4	$3.1	$—	$5.9	$(2.6)		$196.0

Derivative liabilities, net	$426.1	$86.6	$—	$—	$—	$—	$(4.1)	$—		$343.6
VIE debt	107.4	(3.9)	—	—	—	—	4.5	—		106.8
Total Level III Liabilities, net	$533.5	$82.7	$—	$—	$—	$—	$0.4	$—		$450.4
______________

(1)
Includes unrealized gains (losses) for the quarter ended June 30, 2013, relating to assets and liabilities still held as of June 30, 2013 as follows: $(0.4) million for investments, $2.6 million for other assets, $82.3 million for derivative liabilities and $(2.9) million for VIE debt.

(2)	Realized and unrealized gains (losses) included in OCI.

(3)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.

(4)
During the period, pricing from a third-party pricing source became available that utilized observable inputs for individual instruments. As a result, these instruments were transferred out of Level III and into Level II.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the six months ended June 30, 2013:

		Realized and Unrealized Gains (Losses)
(In millions)	Beginning Balance at January 1, 2013	Included in Earnings (1)	Included in OCI (2)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (3)		Ending Balance at June 30, 2013
Investments:
State and municipal obligations	$19.0	$0.4	$—	$—	$—	$—	$—	$—		$19.4
Corporate bonds and notes	—	(0.1)	—	2.7	—	—	—	(2.6)	(4)	—
CMBS	—	—	—	3.1	3.1	—	—	—		—
Other ABS	1.7	—	—	—	—	—	0.5	—		1.2
Equity securities	1.0	—	—	—	0.6	—	—	—		0.4
Other investments	79.0	(1.9)	—	0.8	0.1	—	0.4	—		77.4
Total Level III Investments	100.7	(1.6)	—	6.6	3.8	—	0.9	(2.6)		98.4
NIMS derivative assets	1.6	—	—	—	—	—	—	—		1.6
Other assets	99.2	8.4	—	—	—	—	11.6	—		96.0
Total Level III Assets	$201.5	$6.8	$—	$6.6	$3.8	$—	$12.5	$(2.6)		$196.0

Derivative liabilities, net	$254.9	$(81.1)	$—	$—	$—	$—	$(7.6)	$—		$343.6
VIE debt	108.9	(7.2)	—	—	—	—	9.3	—		106.8
Total Level III Liabilities, net	$363.8	$(88.3)	$—	$—	$—	$—	$1.7	$—		$450.4
______________

(1)
Includes unrealized gains (losses) for the six months ended June 30, 2013, relating to assets and liabilities still held at June 30, 2013 as follows: $(1.9) million for investments, $3.4 million for other assets, $(89.7) million for derivative liabilities and $(5.4) million for VIE debt.

(2)	Realized and unrealized gains (losses) included in OCI.

(3)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.

(4)
During the period, pricing from a third-party pricing source became available that utilized observable inputs for individual instruments. As a result, these instruments were transferred out of Level III and into Level II.

There were no transfers between Level I and Level II for the quarter or six months ended June 30, 2014 or 2013.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes the significant unobservable inputs used in our recurring Level III fair value measurements as of June 30, 2014:

(In millions)	Fair Value Net Asset (Liability) June 30, 2014 (1)	Valuation Technique	Unobservable Input	Range/ Weighted Average
Level III Assets/Liabilities:
State and municipal obligations	$19.5	Discounted cash flow	Discount rate			12.3%
			Expected loss			11.1%
Other investments	82.3	Discounted cash flow	Discount rate			0.8%
Other ABS	74.4	Discounted cash flow	Discount rate	3.5%	-	5.7%
Corporate CDOs	1.5	Base correlation model	Radian correlation to corporate index			85.0%
			Average credit spread	0.1%	-	0.6%
			Own credit spread (2)	0.8%	-	3.8%
CDOs of CMBS	(36.7)	Discounted cash flow	Radian correlation to CMBS transaction index			80.0%
			Own credit spread (2)	0.8%	-	3.8%
TruPs CDOs	(22.2)	Discounted cash flow	Principal recovery			75.0%
			Principal recovery (stressed)			65.0%
			Probability of conditional liquidity payment	0.2%	-	10.0%
			Own credit spread (2)	0.8%	-	3.8%
TruPs - related VIE	(52.2)	Discounted cash flow	Discount rate			8.6%
Other non-corporate CDOs and derivative transactions	(84.2)	Risk-based model	Average life (in years)	<1	-	20
			Own credit spread (2)	0.8%	-	3.8%
NIMS VIE	(3.2)	Discounted cash flow	NIMS credit spread			42.6%
			Own credit spread (2)			7.0%
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
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets were as follows as of the dates indicated:

	June 30, 2014			December 31, 2013
(In millions)	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
Assets:
Fixed-maturities held to maturity	$0.1	$0.1	(1)	$0.4	$0.4	(1)
Other invested assets	40.6	50.8	(1)	47.4	54.3	(1)
Liabilities:
Long-term debt (3)	1,192.4	1,781.5	(1)	930.1	1,502.7	(1)
Non-derivative financial guaranty liabilities	79.8	230.2	(2)	144.7	189.1	(2)
______________________

(1)	These estimated fair values would be classified in Level II of the fair value hierarchy.

(2)	These estimated fair values would be classified in Level III of the fair value hierarchy.

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
We have determined that we are the primary beneficiary of our NIMS transaction and certain financial guaranty structured finance transactions. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer or, in some cases, the right to direct the sale of the VIE assets. In some instances, we have the obligation to absorb the majority of the VIE’s losses and the right to receive the majority of any remaining funds through our residual interest agreement and we have the ability to impact the activities of the VIE in certain limited ways that could impact the economic performance of the VIE. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value. In certain instances, the operating results of a consolidated VIE may generate taxable income or loss. The following discussion relates to our consolidated and unconsolidated VIEs.
Financial Guaranty Insurance Contracts
In continually assessing our involvement with VIEs, we consider certain events such as the VIE’s failure to meet certain contractual conditions, including performance tests and triggers, servicer termination events and events of default that may, should they occur, provide us with additional control rights over the VIE for a limited number of our transactions. The occurrence of these events would cause us to reassess our initial determination that we are not the primary beneficiary of a VIE. In addition, changes to a VIE’s governance structure that would allow us to direct the activities of a VIE or our acquisition of additional financial interests in the VIE, would also cause us to reassess our initial determination that we are not the primary beneficiary of a VIE. Many of our financial guaranty contracts provide us with substantial control rights over the activities of VIEs upon the occurrence of default or other performance triggers described above. Therefore, additional VIEs may be consolidated by us if these events were to occur. Prior to the occurrence of these contingent conditions, another party (typically the collateral manager, servicer or equity holder) involved with the transaction holds the power to manage the VIE’s assets and to impact the economic performance of the VIE, without our ability to control or direct such powers.

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

	Consolidated		Unconsolidated
(In thousands)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Balance Sheet:
Other invested assets	$82,334	$81,000	$—	$—
Premiums receivable	—	—	1,995	2,211
Other assets	90,551	92,023	—	—
Unearned premiums	—	—	1,528	1,872
Reserve for losses and LAE	—	—	10,170	14,094
Derivative liabilities	52,186	68,457	131,619	220,633
VIE debt—at fair value	90,394	91,800	—	—
Other liabilities	195	254	—	—

Maximum exposure (1)	133,572	121,628	2,939,740	4,578,784
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

	Consolidated		Unconsolidated
	Six Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Statement of Operations:
Premiums earned	$—	$—	$627	$611
Net investment income	885	888	—	—
Net gains (losses) on investments	450	(1,935)	—	—
Change in fair value of derivative instruments—gains (losses)	15,141	4,539	88,737	(87,170)
Net gains on other financial instruments	2,008	2,282	—	—
Provision for losses—increase (decrease)	—	—	1,504	819
Other operating expenses	884	995	—	—

Net Cash Inflow (Outflow)	—	225	(5,246)	2,742

NIMS VIE
At June 30, 2014, we had one remaining NIMS transaction. We have determined that we are the primary beneficiary of this NIMS transaction, and have consolidated the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of the VIE at fair value. At June 30, 2014 and December 31, 2013, the amount of VIE debt and our maximum exposure were immaterial. The amount of income and expense related to this VIE was immaterial for 2014 and 2013.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

6. Investments
Our held to maturity and available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	June 30, 2014
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities held to maturity:
State and municipal obligations	$50	$50	$—	$—
	$50	$50	$—	$—
Fixed-maturities available for sale:
U.S. government and agency securities	$41,481	$41,650	$183	$14
State and municipal obligations	26,363	27,460	1,116	19
Corporate bonds and notes	84,012	86,009	2,662	665
RMBS	59,720	61,233	1,513	—
Other ABS	96,665	96,060	103	708
Foreign government and agency securities	19,568	20,082	519	5
Other investments	242	242	—	—
	$328,051	$332,736	$6,096	$1,411
Equity securities available for sale (1)	$78,106	$144,163	$66,057	$—
Total debt and equity securities	$406,207	$476,949	$72,153	$1,411
______________________

(1)
Comprising broadly diversified domestic equity mutual funds ($136.2 million fair value) and various preferred and common stocks invested across numerous companies and industries ($8.0 million fair value).

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

(In thousands)	June 30, 2014	December 31, 2013
Trading securities:
U.S. government and agency securities	$318,407	$393,815
State and municipal obligations	607,961	595,070
Corporate bonds and notes	977,168	1,024,574
RMBS	235,216	487,239
CMBS	278,582	288,895
Other ABS	155,551	195,816
Foreign government and agency securities	29,153	40,657
Equity securities	88,365	90,604
Other investments	674	759
Total	$2,691,077	$3,117,429
For trading securities that were still held at June 30, 2014 and December 31, 2013, we had net unrealized gains during 2014 and net unrealized losses during 2013 associated with those securities in the amount of $97.0 million and $140.9 million, respectively.
Net realized and unrealized gains (losses) on investments consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net realized (losses) gains:
Fixed-maturities held to maturity	$—	$—	$(9)	$2
Fixed-maturities available for sale	(604)	803	206	869
Equities available for sale	—	349	—	349
Trading securities	184	3,183	(4,452)	13,016
Short-term investments	—	—	—	2
Other invested assets	—	4,478	—	8,356
Other	(63)	(4)	(53)	23
Net realized (losses) gains on investments	(483)	8,809	(4,308)	22,617
Unrealized gains (losses) on trading securities	47,447	(138,658)	115,528	(156,441)
Unrealized gains (losses) on other invested assets	255	(405)	450	(1,935)
Total gains (losses) on investments	$47,219	$(130,254)	$111,670	$(135,759)
As part of the Freddie Mac Agreement (defined in Note 9), Radian Guaranty had $209 million and $205 million at June 30, 2014 and December 31, 2013, respectively, in a collateral account currently invested primarily in trading securities, which is pledged to cover loss mitigation activity on the loans subject to the agreement. A portion of the funds deposited may be released to Radian Guaranty over time.
As of June 30, 2014 and December 31, 2013, our investment portfolio included no Sovereign or sub-Sovereign (collectively, “Sovereign”) securities of the six European countries (Portugal, Ireland, Italy, Greece, Spain and Hungary) whose Sovereign obligations have been under particular stress due to economic uncertainty, potential restructuring and ratings downgrades, and no securities of any other countries under similar stress.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following tables show the gross unrealized losses and fair value of our securities deemed “available for sale” and “held to maturity,” aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

June 30, 2014: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	1	$5,455	$14	—	$—	$—	1	$5,455	$14
State and municipal obligations	—	—	—	2	5,722	19	2	5,722	19
Corporate bonds and notes	13	11,046	47	2	2,928	618	15	13,974	665
Other ABS	19	80,266	708	—	—	—	19	80,266	708
Foreign government and agency securities	3	1,470	5	—	—	—	3	1,470	5
Total	36	$98,237	$774	4	$8,650	$637	40	$106,887	$1,411

December 31, 2013: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	1	$5,401	$57	—	$—	$—	1	$5,401	$57
State and municipal obligations	4	14,502	42	2	5,514	534	6	20,016	576
Corporate bonds and notes	—	—	—	2	2,966	484	2	2,966	484
Total	5	$19,903	$99	4	$8,480	$1,018	9	$28,383	$1,117
During the first six months of 2014 and 2013, there were no credit losses recognized in earnings.
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
We had securities in an unrealized loss position that we did not consider to be other-than-temporarily impaired as of June 30, 2014. For all investment categories, the unrealized losses of 12 months or greater duration as of June 30, 2014, were generally caused by interest rate or credit spread movements since the purchase date. As of June 30, 2014, we expected the present value of cash flows to be collected from these securities to be sufficient to recover the amortized cost basis of these securities. As of June 30, 2014, we did not have the intent to sell any debt securities in an unrealized loss position, and we determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis, which may be at maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at June 30, 2014.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The contractual maturities of fixed-maturity investments are as follows:

	June 30, 2014
	Held to Maturity		Available for Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less (1)	$50	$50	$3,582	$3,036
Due after one year through five years (1)	—	—	77,618	78,054
Due after five years through ten years (1)	—	—	58,754	60,404
Due after ten years (1)	—	—	91,432	95,182
Other ABS (2)	—	—	96,665	96,060
Total	$50	$50	$328,051	$332,736
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	Other ABS are shown separately, as they are not due at a single maturity date.

7. Goodwill and Other Intangible Assets, net
The following is a summary of goodwill and other intangible assets, net, as of the periods indicated:

(In thousands)	June 30, 2014	December 31, 2013
Goodwill	$194,027	$2,095
Client relationships	79,300	—
Technology	8,937	200
Trademark	7,860	—
Client backlog	6,680	—
Non-competition agreements	144	5
Total goodwill and other intangible assets, net	$296,948	$2,300

Goodwill primarily represents the amount paid for Clayton in excess of the fair value of identifiable net assets acquired as further described in Note 1. Goodwill represents the estimated future economic benefits arising from the assets we acquired that did not qualify to be identified and recognized individually, and includes the value of discounted expected future cash flows of Clayton, Clayton’s workforce, expected synergies with our other affiliates and other unidentifiable intangible assets. Goodwill is deemed to have an indefinite useful life and is subject to review for impairment annually, or more frequently, whenever circumstances indicate potential impairment. Currently, we believe that approximately $191.0 million of our goodwill is expected to be deductible for tax purposes over a period of 15 years.
Intangible assets, other than goodwill, primarily consist of Clayton’s client relationships, technology, trade name and trademarks, client backlog and non-competition agreements. Client relationships represent the value of the specifically acquired customer relationships and are valued using the excess earnings approach using estimated client revenues, attrition rates, implied royalty rates and discount rates. The excess earnings approach estimates the present value of expected earnings in excess of a traditional return on business assets. Technology represents proprietary software used for loan review, due diligence, managing the REO disposition process and performing surveillance of mortgage loan servicers. Trade name and trademarks reflect the value inherent in the recognition of the “Clayton” name and its reputation. Client backlog is the estimated present value of fees to be earned for services performed on loans currently under surveillance or REO assets under management. The value of a non-competition agreement is an appraisal of potential lost revenues that would arise from an individual leaving to work for a competitor or initiating a competing enterprise.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

For tax purposes, all of the intangible assets are expected to be deductible and will be amortized over a period of 15 years. For financial reporting purposes, intangible assets with finite lives will be amortized over their applicable estimated useful lives in a manner that approximates the pattern of expected economic benefit from each intangible asset, as follows:

Estimated Useful Life
Client relationships	10 years	-	15 years
Technology	3 years	-	6 years
Trademark			10 years
Client backlog	3 years	-	5 years
Non-competition agreements	18 months	-	3 years
For the three- and six-month periods ended June 30, 2014, there was an immaterial amount of amortization expense recorded related to our intangible assets.

8. Reinsurance
The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net premiums written-insurance:
Direct	$238,638	$269,827	$467,960	$515,294
Assumed	150	(206)	623	(10,603)
Ceded	(16,421)	(18,392)	(32,510)	(46,277)
Net premiums written-insurance	$222,367	$251,229	$436,073	$458,414
Net premiums earned-insurance:
Direct	$230,204	$224,585	$452,163	$432,525
Assumed	1,932	6,419	4,079	8,630
Ceded	(18,022)	(17,880)	(36,463)	(35,443)
Net premiums earned-insurance	$214,114	$213,124	$419,779	$405,712
Mortgage Insurance
We have entered into two separate quota share reinsurance (“QSR”) agreements with a third-party reinsurance provider (the “Initial QSR Transaction,” and the “Second QSR Transaction,” collectively, the “Reinsurance Transactions”). As of June 30, 2014, RIF ceded under the Initial QSR Transaction and the Second QSR Transaction was $1.2 billion and $1.5 billion, respectively.
The following tables show the amounts related to the Reinsurance Transactions for the periods indicated:

	Initial QSR Transaction
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Ceded premiums written	$5,046	$5,900	$10,350	$12,022
Ceded premiums earned	6,803	7,662	13,610	15,495
Ceding commissions written	1,262	1,475	2,588	3,005

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Second QSR Transaction
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Ceded premiums written	$8,072	$7,580	$15,365	$24,020
Ceded premiums earned	7,197	4,283	13,782	7,121
Ceding commissions written	2,825	2,653	5,378	8,407
We ceded the maximum amount permitted under the Initial QSR Transaction (up to $1.6 billion of ceded RIF), and therefore, are no longer ceding NIW under this transaction. We are currently ceding additional NIW under the Second QSR Transaction, and we intend to continue doing so until our ceded RIF under this transaction reaches approximately $1.6 billion. Ceded losses to date under the Reinsurance Transactions have been immaterial.

9. Losses and LAE
Our reserve for losses and LAE, as of the dates indicated, consisted of:

(In thousands)	June 30, 2014	December 31, 2013
Mortgage insurance reserves	$1,714,681	$2,164,353
Financial guaranty reserves	34,754	21,068
Total reserve for losses and LAE	$1,749,435	$2,185,421

See Note 10 for information regarding our financial guaranty reserves.
The following table shows our mortgage insurance reserve for losses and LAE by category at the end of each period indicated:

(In thousands)	June 30, 2014	December 31, 2013
Reserves for losses by category:
Prime	$701,718	$937,307
Alternative-A	323,490	384,841
A minus and below	174,922	215,545
Incurred but not reported (“IBNR”) and other	326,821	347,698
LAE	50,071	51,245
Reinsurance recoverable (1)	22,458	38,363
Total primary reserves	1,599,480	1,974,999
Pool	104,424	169,682
IBNR and other	4,621	8,938
LAE	4,180	5,439
Total pool reserves	113,225	184,059
Total first-lien reserves	1,712,705	2,159,058
Second-lien and other (2)	1,976	5,295
Total reserve for losses	$1,714,681	$2,164,353
______________________

(1)	Primarily represents ceded losses on captive transactions and the Reinsurance Transactions.

(2)	Does not include our second-lien premium deficiency reserve that is included in other liabilities.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table presents information relating to our mortgage insurance reserves for losses, including IBNR reserves and LAE, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Mortgage Insurance
Balance at beginning of period	$1,893,960	$2,894,500	$2,164,353	$3,083,608
Less reinsurance recoverables (1)	25,751	72,101	38,363	83,238
Balance at beginning of period, net of reinsurance recoverables	1,868,209	2,822,399	2,125,990	3,000,370
Add losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	89,873	154,606	232,569	337,140
Prior years	(25,608)	(18,196)	(119,144)	(68,774)
Total incurred	64,265	136,410	113,425	268,366
Deduct paid claims and LAE related to:
Current year (2)	437	149	437	149
Prior years	239,814	326,226	546,755	636,153
Total paid	240,251	326,375	547,192	636,302
Balance at end of period, net of reinsurance recoverables	1,692,223	2,632,434	1,692,223	2,632,434
Add reinsurance recoverables (1)	22,458	58,427	22,458	58,427
Balance at June 30	$1,714,681	$2,690,861	$1,714,681	$2,690,861
_________________________

(1)	Related to ceded losses on captive reinsurance transactions and the Reinsurance Transactions. See Note 8 for additional information.

(2)
Related to underlying defaulted loans with a most recent default notice dated in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

Our mortgage insurance loss reserves declined in the second quarter of 2014, primarily as a result of the volume of paid claims, cures and insurance rescissions and claim denials continuing to outpace new default notices received. Reserves established for new default notices were the primary driver of our total incurred loss for the first six months of 2014. The impact to incurred losses from default notices reported in 2014 was partially mitigated by favorable reserve development on prior year defaults, which was driven primarily by higher cures and lower claim severity rates than were previously estimated. Total paid claims were lower in the second quarter of 2014 compared to the comparable period in 2013, consistent with the overall decline in defaulted loans.
In August 2013, Radian Guaranty entered into a Master Transaction Agreement with Freddie Mac (the “Freddie Mac Agreement”) related to a group of first-liens guaranteed by Freddie Mac that were insured by Radian Guaranty and were in default as of December 31, 2011. We deposited funds into a collateral account to cover future loss mitigation activity on these loans. From the time the collateral account was established through June 30, 2014, approximately $24 million of additional loss mitigation activity had become final in accordance with the Freddie Mac Agreement and $128.1 million of submitted claims had been rescinded, denied, curtailed or cancelled, but were not considered final in accordance with the Freddie Mac Agreement. If the amount of loss mitigation activity that becomes final in accordance with the Freddie Mac Agreement after the collateral account was established does not accumulate to $205 million prior to the scheduled termination of the Freddie Mac Agreement, then any remaining funds will be paid to Freddie Mac.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Our aggregate weighted average default to claim rate assumption (net of denials and rescissions) used in estimating our reserve for losses was 45% at June 30, 2014, compared to 47% at December 31, 2013. We develop our default to claim rate estimates on defaulted loans based on the age of the underlying defaulted loans, as measured by the number of monthly payments missed. As of June 30, 2014, our aggregate weighted average default to claim rate estimate on our total first-lien portfolio, net of estimated future denials and rescissions and excluding pending claims, was 39% and ranged from 19% for insured loans that had missed two to three monthly payments, to 48% for such loans that had missed 12 or more monthly payments. Our estimate of expected insurance rescissions and claim denials (net of expected reinstatements) embedded in our default to claim rate is generally based on our experience over the past year, with consideration given for differences in characteristics between those rescinded policies and denied claims and the loans remaining in our defaulted inventory.
Our estimates of future rescissions and denials remain elevated compared to levels experienced before 2009. The elevated levels of our rate of insurance rescissions and claim denials have reduced our paid losses and have resulted in a significant reduction in our loss reserves. Our estimate of net future rescissions and denials reduced our loss reserves as of June 30, 2014 and December 31, 2013 by approximately $192 million and $247 million, respectively. Conversely, our estimate of future reinstatements of previously rescinded policies and denied claims, which are primarily reflected in our IBNR reserve estimate, increased our loss reserves as of June 30, 2014 and December 31, 2013 by approximately $272 million and $283 million, respectively. The amount of estimated rescissions and denials incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of rescissions and denials on future claims, but also the volume and attributes of our defaulted insured loans, our estimated default to claim rate and our estimated claim severity, among other assumptions. Although we expect the amount of estimated rescissions and denials embedded within our reserve analysis to remain elevated as compared to levels before 2009, we expect them to continue to decrease over time, as the defaults related to our legacy portfolio decline as a proportion of our total default portfolio and as we realize the results through actual rescissions and denials, or the commutations of insured loans. In the event that we experience a more rapid than expected decrease in the level of future insurance rescissions and claim denials from the current levels, it could have an adverse effect on our paid losses and loss reserves.
The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied, for the periods indicated, net of any reinstatements of previously rescinded policies or denied claims within each period:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Rescissions	$17.7	$19.6	$33.8	$34.9
Denials	(6.2)	100.0	6.0	127.2
Total first-lien claims submitted for payment that were rescinded or denied (1)	$11.5	$119.6	$39.8	$162.1
______________________

(1)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.
Our reported rescission, denial and claim curtailment activity in any given period is subject to challenge by our lender and servicer customers. We expect that a large number of previously denied claims will be resubmitted with the required documentation and ultimately paid; therefore, we have considered this expectation in developing our IBNR reserve estimate. This IBNR estimate was $269.1 million and $281.9 million at June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, our IBNR estimate of $269.1 million includes an estimate of future reinstatements of previously denied claims, rescinded policies and curtailments of $145.1 million, $104.4 million and $6.5 million, respectively. These reserves relate to $202.3 million of claims that were denied within the preceding 12 months, $289.4 million of policies rescinded within the preceding 24 months, and $77.1 million of claim curtailments within the preceding 24 months, as well as a significant number of additional denials and rescissions that were denied or rescinded in earlier periods but remain the subject of continuing settlement discussions with certain of our lender and servicer customers.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Until a liability associated with such activities or discussions becomes probable and can be reasonably estimated, we consider our claim payments or our rescissions, denials and curtailments to be resolved for financial reporting purposes. Under the accounting standard regarding contingencies, an estimated loss is accrued only if we determine that the loss is probable and can be reasonably estimated. As of June 30, 2014, a significant portion of our IBNR estimate of $269.1 million relates to one servicer, with whom we are currently in settlement discussions regarding a large population of disputed rescissions, denials, curtailments and potential insurance cancellations. For these populations, we have determined that a settlement is probable and that a loss can be reasonably estimated, and have reflected our best estimate of the expected loss related to the populations under discussion with this servicer in our financial statements, primarily as a component of our IBNR reserve. While our reserves include our best estimate of this loss, the outcome of the discussions or potential legal proceedings that could ensue is uncertain, and it is reasonably possible that a loss exists in excess of the amount accrued. Due to the dynamic nature of these discussions, the range of factors that could impact settlement negotiations and the inherent uncertainty of the outcome of such matters, we cannot estimate the amount of any additional loss that is reasonably possible.
Generally, we estimate our claim liability related to the potential future reinstatement of previously denied claims and rescinded policies by estimating an initial gross reinstatement rate at the time of denial or rescission, which then declines over a 12- or 24-month timeframe based on our expectation that there is a reduced likelihood that a reinstatement will occur as time passes from our initial decision regarding a denial or rescission. As of June 30, 2014, for previously denied claims, this initial gross reinstatement assumption begins at approximately 60% and declines to 0% after 12 months, while for previously rescinded policies, the initial assumed reinstatement rate begins at approximately 20% and declines to 0% after 24 months. Our total IBNR reserve estimate also includes the projected potential impact from future estimated rescissions on reinstated denials. Therefore, at any particular point in time, our IBNR reserve estimate with respect to previously rescinded policies or denied claims is affected not only by our initial reinstatement assumption, but also by the length of time since the denial or rescission, our estimated likelihood of such reinstatements resulting in a paid claim, and the expected claim severity on such paid claims, as well as the potential outcome of any discussions with our lender and servicer customers regarding such rescissions or denials. In addition, as of June 30, 2014, our IBNR reserve estimate incorporates an ultimate overturn rate assumption of approximately 30% for amounts curtailed on previously paid claims.
We also accrue for the premiums that we expect to refund to our lender customers in connection with our estimated insurance rescission activity. Our accrued liability for such refunds, which is included within other liabilities on our condensed consolidated balance sheets, was $12.6 million and $17.0 million as of June 30, 2014 and December 31, 2013, respectively.
We considered the sensitivity of first-lien loss reserve estimates at June 30, 2014 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 28% of unpaid principal balance at June 30, 2014), we estimated that our loss reserves would change by approximately $44 million at June 30, 2014. For every one percentage point change in pool claim severity (which we estimate to be 43% of unpaid principal balance at June 30, 2014), we estimated that our loss reserves would change by approximately $2 million at June 30, 2014. For every one percentage point change in our overall net default to claim rate (which we estimate to be 45% at June 30, 2014, including our assumptions related to rescissions and denials), we estimated an approximately $29 million change in our loss reserves at June 30, 2014.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

10. Financial Guaranty Insurance Contracts
The following table includes information as of June 30, 2014 regarding our financial guaranty claim liabilities on non-derivative transactions, segregated by the surveillance categories that we use in monitoring the risks related to these contracts:

	Surveillance Categories
($ in thousands)	Performing	Special Mention	Intensified Surveillance	Case Reserve	Total
Number of policies	5	173	97	79	354
Remaining weighted-average contract period (in years)	21	16	19	18	17
Insured contractual payments outstanding:
Principal	$1,443	$1,018,341	$681,284	$93,356	$1,794,424
Interest	159	536,743	384,351	25,376	946,629
Total	$1,602	$1,555,084	$1,065,635	$118,732	$2,741,053

Gross claim liability	$1	$16,543	$246,341	$32,031	$294,916
Less:
Gross potential recoveries	—	1,442	309,894	54,512	365,848
Discount, net	—	2,414	(120,205)	(612)	(118,403)
Net claim liability (asset) (prior to reduction for unearned premium)	$1	$12,687	$56,652	$(21,869)	$47,471
Unearned premium revenue	$6	$16,125	$10,673	$—	$26,804
Net claim liability (asset) reported in the balance sheet	$—	$5,212	$49,516	$(21,869)	$32,859
Reinsurance recoverables	$—	$—	$—	$—	$—
A net claim liability is established for a performing credit if there is evidence that credit deterioration has occurred and the expected loss on the credit exceeds the unearned premium revenue for the contract based on the present value of the expected net cash inflows and outflows. Included in accounts and notes receivable and unearned premiums on our condensed consolidated balance sheets are the present values of premiums receivable and unearned premiums that are received on an installment basis. The premiums receivable is net of commissions on assumed reinsurance business. The present values of premiums receivable and unearned premiums that are received on an installment basis were $24.4 million and $25.5 million, respectively, as of June 30, 2014, and $25.2 million and $27.0 million, respectively, as of December 31, 2013.
The accretion of these balances is included either in premiums written and premiums earned (for premiums receivable) or policy acquisition costs (for commissions) on our condensed consolidated statements of operations. There was an immaterial amount of accretion recorded in policy acquisition costs and premiums earned for the three and six months ended June 30, 2014 and 2013.
The nominal (non-discounted) premiums, net of commissions that are expected to be collected on financial guaranty contracts with installment premiums, included in premiums receivable as of June 30, 2014, was $30.6 million and is expected to decrease over time as the portfolio runs off. The activity related to the net present value of premiums receivable during the three and six months ended June 30, 2014 and 2013 was not material. The weighted-average risk-free rate used to discount the premiums receivable and premiums to be collected was 2.6% at June 30, 2014.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Premiums earned were affected by the following for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Refundings	$6,073	$10,288	$8,190	$15,041
Recaptures/Commutations	—	—	—	(2,447)
Adjustments to installment premiums, gross of commissions	22	(10)	161	2,682
Unearned premium acceleration upon establishment of case reserves	62	4	62	69
Foreign exchange revaluation, gross of commissions	6	(319)	320	(1,087)
Total adjustment to premiums earned	$6,163	$9,963	$8,733	$14,258

The following table shows the expected contractual premium revenue from our existing financial guaranty portfolio, assuming no refundings of any financial guaranty obligations, as of June 30, 2014:

(In thousands)	Ending Net Unearned Premiums	Unearned Premium Amortization	Accretion	Total Premium Revenue
3rd quarter 2014	$163,413	$7,959	$193	$8,152
4th quarter 2014	158,908	4,505	191	4,696
2014	158,908	12,464	384	12,848
2015	143,082	15,826	719	16,545
2016	129,579	13,503	657	14,160
2017	117,700	11,878	617	12,495
2018	106,535	11,166	562	11,728
2014 - 2018	106,535	64,837	2,939	67,776
2019 - 2023	60,317	46,218	2,148	48,366
2024 - 2028	29,858	30,459	1,368	31,827
2029 - 2033	12,701	17,157	872	18,029
After 2033	—	12,701	1,009	13,710
Total	$—	$171,372	$8,336	$179,708

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table shows the significant components of changes in our financial guaranty claim liability for the three and six months ended June 30, 2014 and 2013, excluding reserves related to our trade credit reinsurance and surety business of $1.9 million and $2.0 million, respectively, which are excluded from the accounting standard regarding accounting for financial guaranty insurance contracts by insurance enterprises.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Claim liability at beginning of period	$27,815	$22,469	$19,458	$64,291
Incurred losses and LAE:
Increase (decrease) in gross claim liability	18,979	(36,381)	27,119	(27,991)
Decrease in gross potential recoveries	13,188	30,389	46,146	26,443
(Increase) decrease in discount	(28,002)	9,688	(59,759)	6,133
Decrease (increase) in unearned premiums	839	84	(3,271)	(713)
Incurred losses and LAE	5,004	3,780	10,235	3,872
Paid losses and LAE:
Current year	(23)	(34)	(23)	(33)
Prior years	63	(2,604)	3,189	(44,519)
Paid losses and LAE	40	(2,638)	3,166	(44,552)
Claim liability at June 30	$32,859	$23,611	$32,859	$23,611

Components of incurred losses and LAE:
Claim liability established in current period	$11,103	$279	$12,143	$383
Changes in existing claim liabilities	(6,099)	3,501	(1,908)	3,489
Total incurred losses and LAE	$5,004	$3,780	$10,235	$3,872

Components of increase in discount:
Increase in discount related to claim liabilities established in current period	$(3,566)	$(37)	$(4,057)	$(165)
(Increase) decrease in discount related to existing claim liabilities	(24,436)	9,725	(55,702)	6,298
Total (increase) decrease in discount	$(28,002)	$9,688	$(59,759)	$6,133
Paid losses during the first half of 2013 include $41.6 million related to a January 2013 commutation with a primary insurer.
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
The weighted-average risk-free rates used to discount the gross claim liability and gross potential recoveries on our financial guaranty contracts were as follows, as of the dates indicated:

June 30, 2014	2.63%
December 31, 2013	2.95%
June 30, 2013	2.29%
December 31, 2012	2.00%

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

11. Long-Term Debt
The carrying value of our long-term debt at June 30, 2014 and December 31, 2013 was as follows:

(In thousands)		June 30, 2014	December 31, 2013
5.375%	Senior Notes due 2015	$—	$54,481
9.000%	Senior Notes due 2017	192,096	191,611
3.000%	Convertible Senior Notes due 2017 (1)	364,296	353,798
2.250%	Convertible Senior Notes due 2019 (2)	336,005	330,182
5.500%	Senior Notes due 2019	300,000	—
	Total long-term debt	$1,192,397	$930,072
_______________________

(1)	The principal amount of these notes is $450 million.

(2)	The principal amount of these notes is $400 million.
Senior Notes due 2015
On June 16, 2014, in accordance with the optional redemption provisions of the notes, we redeemed all of the remaining outstanding principal amount of our Senior Notes due 2015 at a price established in accordance with the indenture governing the senior notes. We paid $57.2 million to holders of the notes at redemption and recorded a loss of $2.8 million.
Senior Notes due 2019
In May 2014, in anticipation of the Clayton acquisition, we issued $300 million principal amount of Senior Notes due 2019 and received net proceeds of approximately $294.4 million. The notes bear interest at a rate of 5.500% per annum, payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2014. These notes mature on June 1, 2019 and include covenants customary for securities of their nature. Additionally, the indentures governing these notes include covenants restricting us from encumbering the capital stock of a designated subsidiary (as defined in the indenture) or disposing of any capital stock of any designated subsidiary unless either all of the stock is disposed of or we retain more than 80% of the stock. We have the option to redeem the notes, in whole or in part, at any time or from time to time prior to maturity at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed and (ii) the make-whole amount, which is the present value of the notes discounted at the applicable treasury rate plus 50 basis points, plus, in each case, accrued interest thereon to the redemption date.
Convertible Senior Notes due 2017 and 2019
During the three-month period ended June 30, 2014, our closing stock price exceeded the threshold required for the holders of our Convertible Senior Notes due 2019 to be able to exercise their conversion rights during the three-month period ending September 30, 2014, but it did not exceed the applicable threshold under the Convertible Senior Notes due 2017. In any period when holders of the Convertible Senior Notes due 2017 are eligible to exercise their conversion option, the equity component related to these instruments will be reclassified from permanent equity to mezzanine (temporary) equity, specifically in those instances when the issuer is required to settle the aggregate principal amount of the notes in cash. Therefore, if in any future period the holders of our Convertible Senior Notes due 2017 are able to exercise their conversion rights, then the difference between (1) the amount of cash deliverable upon conversion (i.e., par value of debt) and (2) the carrying value of the debt component will be reclassified from permanent equity to mezzanine equity, and will continue to be reported as mezzanine equity for any period in which the debt remains currently convertible.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Issuance and transaction costs incurred at the time of the issuance of the convertible notes are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The convertible notes are reflected on our condensed consolidated balance sheets as follows:

	Convertible Senior Notes due 2017		Convertible Senior Notes due 2019
(In thousands)	June 30, 2014	December 31, 2013	June 30, 2014		December 31, 2013
Liability component:
Principal	$450,000	$450,000	$400,000		$400,000
Less: debt discount, net (1)	(85,704)	(96,202)	(63,995)		(69,818)
Net carrying amount	$364,296	$353,798	$336,005		$330,182

Equity component (net of tax impact) (2)	$65,679	$65,679	$77,026	(3)	$77,026	(3)
__________________

(1)	Included within long-term debt and is being amortized over the life of the convertible notes.

(2)	Amount included within additional paid-in capital, net of the capped call transactions (Convertible Senior Notes due 2017) and related issuance costs (Convertible Senior Notes due 2017 and 2019).

(3)	There was no net tax impact recorded in equity related to the Convertible Senior Notes due 2019, as a result of our full valuation allowance.
The following tables set forth total interest expense recognized related to the convertible notes for the periods indicated:

	Convertible Senior Notes due 2017
	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2014	2013	2014	2013
Contractual interest expense	$2,351	$3,375	$6,750	$6,750
Amortization of debt issuance costs	304	287	604	570
Amortization of debt discount	5,312	4,826	10,498	9,538
Total interest expense	$7,967	$8,488	$17,852	$16,858

Effective interest rate of the liability component	9.75%	9.75%	9.75%	9.75%

	Convertible Senior Notes due 2019
	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2014	2013	2014	2013
Contractual interest expense	$2,250	$2,250	$4,500	$2,925
Amortization of debt issuance costs	319	308	635	400
Amortization of debt discount	2,934	2,758	5,823	3,577
Total interest expense	$5,503	$5,316	$10,958	$6,902

Effective interest rate of the liability component	6.25%	6.25%	6.25%	6.25%

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

12. Accumulated Other Comprehensive Income
The following table shows the rollforward of accumulated other comprehensive income as of the periods indicated:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$61,185	$19,841	$41,344	$57,345	$19,962	$37,383
Other comprehensive income (loss):
Unrealized gains on investments:
Unrealized holding gains (losses) arising during the period	9,069	(212)	9,281	13,718	(48)	13,766
Less: Reclassification adjustment for net (losses) gains included in net income (1)	(603)	(211)	(392)	206	74	132
Net unrealized gains (losses) on investments	9,672	(1)	9,673	13,512	(122)	13,634
Other comprehensive income (loss)	9,672	(1)	9,673	13,512	(122)	13,634
Balance at end of period	$70,857	$19,840	$51,017	$70,857	$19,840	$51,017

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$36,323	$12,783	$23,540	$24,904	$8,809	$16,095
Other comprehensive income:
Unrealized gains on investments:
Unrealized holding gains arising during the period	2,277	797	1,480	13,763	4,817	8,946
Less: Reclassification adjustment for net gains included in net loss (1)	1,150	596	554	1,217	642	575
Net unrealized gains on investments	1,127	201	926	12,546	4,175	8,371
Other comprehensive income	1,127	201	926	12,546	4,175	8,371
Balance at end of period	$37,450	$12,984	$24,466	$37,450	$12,984	$24,466
_________________________

(1)	Included in net gains (losses) on investments on our condensed consolidated statements of operations.

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

For federal income tax purposes, we had approximately $1.7 billion of net operating loss (“NOL”) carryforwards and $26.3 million of foreign tax credit carryforwards as of June 30, 2014. To the extent not utilized, the NOL carryforwards will expire during tax years 2028 through 2032 and the foreign tax credit carryforwards will expire during tax years 2018 through 2020. Certain entities within our consolidated group have also generated DTAs of approximately $33.8 million relating to state and local NOL carryforwards, which if unutilized, will expire during various future tax periods.
As of June 30, 2014 and December 31, 2013, before consideration of our valuation allowance, we had deferred tax assets, net of deferred tax liabilities, of approximately $886.2 million and $1,040.2 million, respectively.
We are required to establish a valuation allowance against our DTA when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date we assess our need for a valuation allowance. Our assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our DTA will be realized in future periods. In making this assessment, the primary negative evidence that we considered was our cumulative losses in recent years and the continued uncertainty around our future results. We also considered positive evidence when assessing the need for a valuation allowance, such as future reversals of existing taxable temporary differences, future projections of taxable income, taxable income within the applicable carryback periods and potential tax planning strategies. In assessing our need for a valuation allowance, the weight assigned to the effect of both negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. Future recognition of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. This recognition may be based on the continued improvement in operating results and increased certainty regarding our projected incurred losses, and our ability to sustain profitability over an appropriate time period in amounts that are sufficient to support a conclusion that it is more likely than not that all or a portion of our DTAs will be realized. It is reasonably possible that we could meet these criteria in the foreseeable future.
A valuation allowance of approximately $886.2 million and $1,022.3 million was recorded against our net DTA of approximately $886.2 million and $1,040.2 million at June 30, 2014 and December 31, 2013, respectively. The remaining DTA of approximately $17.9 million at December 31, 2013 represented our NOL carryback that we would be able to utilize as part of an overall settlement of the proposed Internal Revenue Service (“IRS”) adjustments relating to tax years 2000 through 2007. In July 2013, the FASB issued an update to the accounting standard regarding income taxes, which we adopted in the first quarter of 2014. This update provides guidance concerning the balance sheet presentation of an unrecognized tax benefit when Carryforwards are available. This accounting standard requires us to net our liability related to unrecognized tax benefits against the related deferred tax assets for the Carryforwards. A gross presentation will be required when the Carryforwards are not available under the tax law of the applicable jurisdiction or when the Carryforwards would not be used to settle any additional income taxes resulting from disallowance of the uncertain tax position. As a result of our implementation of this new FASB guidance, our June 30, 2014 condensed consolidated balance sheet reflects a full valuation allowance against our deferred tax assets as our remaining DTA was reduced by the reclassification of our liability for unrecognized tax benefits during the first quarter.
During the six months ended June 30, 2014, our valuation allowance decreased by approximately $136.1 million. Of this amount, $132.3 million was recorded as a benefit in continuing operations offsetting the related deferred tax expense, and $4.9 million was recorded through other comprehensive income, offset by a $1.1 million increase in our valuation allowance, which was recorded as an offset to goodwill related to the acquisition of Clayton.
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

14. Statutory Information
We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. Required statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (“NAIC”) as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of June 30, 2014, our use of any prescribed or permitted statutory accounting practices did not result in reported statutory surplus or risk-based capital being significantly different from what would have been reported had NAIC statutory accounting practices been followed.
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
Radian Group serves as the holding company for our insurance subsidiaries, through which we conduct the business of our mortgage insurance and financial guaranty business segments. These insurance subsidiaries are subject to comprehensive, detailed regulation by the insurance departments in the various states where our insurance subsidiaries are domiciled or licensed to transact business. Insurance laws vary from state to state, but generally grant broad supervisory powers to state agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business. The state insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations, as described in Note 1 and below. Our failure to maintain adequate levels of capital could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition. As of June 30, 2014, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $1.8 billion of our consolidated net assets.
We actively manage Radian Guaranty’s capital position in various ways, including: (1) through internal and external reinsurance arrangements; (2) by seeking opportunities to reduce our risk exposure through commutations and other negotiated transactions; and (3) by contributing additional capital from Radian Group.
Radian Guaranty
Radian Guaranty is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of credit insurance, which includes the authority to write mortgage guaranty insurance. It is a monoline insurer, restricted to writing only residential mortgage guaranty insurance.
Radian Guaranty’s statutory net income (loss), statutory surplus and contingency reserve as of or for the periods indicated were as follows:

(In millions)	As of and for the Six Months Ended June 30, 2014	As of and for the Year Ended December 31, 2013
Statutory net income (loss)	$147.4	$(23.8)
Statutory surplus	1,315.5	1,317.8
Contingency reserve	196.0	23.0

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Radian Guaranty’s risk-to-capital calculation appears in the table below. For purposes of the risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus (i.e., statutory capital and surplus) plus statutory contingency reserves.

	June 30, 2014	December 31, 2013
($ in millions)
RIF, net (1)	$28,287.9	$26,128.2

Statutory surplus	$1,315.5	$1,317.8
Statutory contingency reserve	196.0	23.0
Statutory position	$1,511.5	$1,340.8

Risk-to-capital	18.7:1	19.5:1
 _______________________

(1)	Excludes risk ceded through reinsurance contracts (to third parties and affiliates) and RIF on defaulted loans.
Currently, we expect to maintain Radian Guaranty’s risk-to-capital ratio at or below 20 to 1. Radian Guaranty was in compliance with the Statutory RBC Requirements or MPP Requirements, as applicable, in each of the RBC States as of June 30, 2014. See Note 1 for information regarding the Statutory RBC Requirements and MPP Requirements as well as the proposed GSE eligibility requirements that were issued in the form of the proposed PMIERs for public comment on July 10, 2014.
The reduction in Radian Guaranty’s risk-to-capital ratio in the first half of 2014 was primarily due to an increase in statutory net income, partially offset by an increase in net RIF at Radian Guaranty.
Radian Asset Assurance
Radian Asset Assurance is domiciled and licensed in New York as a monoline financial guaranty insurer. It is also licensed under the New York insurance laws to write some types of surety insurance and credit insurance.
Radian Asset Assurance’s ability to pay dividends to its parent, Radian Guaranty, is restricted by certain provisions of the insurance laws of New York. Under the New York insurance laws, Radian Asset Assurance may only pay dividends from statutory earned surplus. Without the prior approval from the NYSDFS, Radian Asset Assurance can only pay a dividend, which when totaled with all other dividends declared or distributed by it during the preceding 12 months, is the lesser of 10% of its statutory surplus to policyholders, as shown by its last statement on file with the NYSDFS, or 100% of statutory adjusted net investment income during such period. In addition, the NYSDFS, in its discretion, may approve a dividend distribution greater than would be permitted as an ordinary dividend (generally referred to as an “extraordinary dividend”). In July 2014, Radian Asset Assurance, upon receipt of approval from the NYSDFS, declared and paid an extraordinary dividend of $150 million to Radian Guaranty. Radian Asset Assurance expects to request approval for an additional extraordinary dividend in 2015, but there can be no assurance that the NYSDFS will grant future requests for extraordinary dividends, and if granted, that they will not be subject to material conditions. Without future approvals of extraordinary dividends, Radian Asset Assurance will be unlikely to have the capacity to pay any dividends to Radian Guaranty, including ordinary dividends, for at least the next two years. As of June 30, 2014, Radian Asset Assurance maintained claims paying resources of $1.5 billion, which consists of statutory surplus of $1.2 billion, plus contingency reserves, unearned premium reserves, the present value of installment premiums and loss and LAE reserves. After giving effect to the July 2014 extraordinary dividend, Radian Asset Assurance’s claims paying resources and statutory capital would have been $1.4 billion and $1.0 billion, respectively, as of June 30, 2014.
Since Radian Asset Assurance ceased writing new business in June 2008, Radian Asset Assurance has reduced its aggregate net par exposure by approximately 82% to $20.2 billion as of June 30, 2014. This reduction included large declines in many of the riskier segments of Radian Asset Assurance’s insured portfolio.
New York insurance law also establishes aggregate risk limits on the basis of aggregate net liability as compared with statutory capital. “Aggregate net liability” is a risk-based calculation based on outstanding principal and interest of guaranteed obligations insured, net of qualifying reinsurance and collateral. Under these limits, policyholders’ surplus and contingency reserves must not be less than a percentage of aggregate net liability equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for certain municipal obligations to 4% for certain non-investment grade obligations. As of June 30, 2014, the aggregate net liability of Radian Asset Assurance was significantly below the applicable limit.

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

(In millions)	As of and for the Six Months Ended June 30, 2014	As of and for the Year Ended December 31, 2013
Statutory net loss	$(7.1)	$(24.9)
Statutory surplus	1,186.1	1,198.0
Contingency reserve	279.7	264.0

15. Selected Financial Information of Registrant—Radian Group

(In thousands)	June 30, 2014	December 31, 2013
Investment in subsidiaries, at equity in net assets	$1,928,280	$1,419,360
Total assets	2,935,489	2,112,495
Long-term debt	1,192,397	930,072
Total liabilities	1,351,242	1,172,850
Total stockholders’ equity	1,584,247	939,645
Total liabilities and stockholders’ equity	2,935,489	2,112,495

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken Loans Inc. (“Quicken”) in the U.S. District Court for the Eastern District of Pennsylvania. On September 5, 2012, Radian Guaranty filed an amended complaint. Radian Guaranty’s amended complaint seeks a declaratory judgment that it properly rescinded mortgage insurance coverage under Radian Guaranty’s master insurance policy and delegated underwriting endorsement for certain home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process. On October 25, 2012, Quicken answered Radian Guaranty’s amended complaint and asserted counterclaims against Radian Guaranty for alleged breach of contract and bad faith. On November 19, 2012, Radian Guaranty moved to dismiss Quicken’s counterclaims. On October 28, 2013, the court granted Radian Guaranty’s motion to dismiss in part and denied it in part. The court ruled that Quicken could not pursue a tort theory of bad faith and that Quicken had not stated a basis to toll the statute of limitations for any claims arising after the lawsuit was filed. The court permitted Quicken’s remaining claims to proceed at this stage. The parties agreed by stipulation that there are 507 loans at issue in this case, representing an aggregate RIF of approximately $29 million. Discovery has commenced in this litigation. Based on developments in this litigation during the second quarter of 2014, we have accrued an amount equal to our current estimate of the probable loss that may result from the resolution of this matter. However due to the inherent uncertainty in litigation and since the ultimate resolution of this legal proceeding may be influenced by factors outside of our control, it is possible that our estimated liability may change or that the actual resolution of this litigation may differ from our current estimate. Although we are unable to estimate any reasonably possible loss that may be incurred in excess of the amounts accrued in our financial statements, we believe that such losses, if incurred, would not be material.
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
In addition to the private lawsuits discussed above, we and other mortgage insurers have been subject to inquiries from the Minnesota Department of Commerce and the Office of the Inspector General of the U.S. Department of Housing and Urban Development (“HUD”), requesting information relating to captive reinsurance. We have cooperated with these requests for information. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) amended RESPA and transferred the authority to implement and enforce RESPA from HUD to the Consumer Financial Protection Bureau (“CFPB”). In January 2012, we and other mortgage insurers received a request for information and documents from the CFPB relating to captive reinsurance arrangements, and in June 2012, we and other mortgage insurers received a Civil Investigative Demand from the CFPB as part of its investigation to determine whether mortgage lenders and private mortgage insurance providers engaged in acts or practices in violation of the Dodd-Frank Act, RESPA and the Consumer Financial Protection Act. On April 4, 2013, we reached a settlement with the CFPB, which was approved by the U.S. District Court for the Southern District of Florida on April 9, 2013. The settlement concludes the investigation with respect to Radian Guaranty without the CFPB making any findings of wrongdoing. As part of the settlement, Radian Guaranty agreed not to enter into new captive reinsurance arrangements for a period of ten years and to pay a civil penalty of $3.75 million. We have not entered into any new captive reinsurance arrangements since 2007. During the high-claim years that followed the most recent economic downturn, captive arrangements have proven to represent a critical component of our loss mitigation strategy, effectively serving as designed to protect our capital position during a period of stressed losses. As of June 30, 2014, we had received total cash reinsurance recoveries from these captive reinsurance arrangements of approximately $814 million. In August 2013, Radian Guaranty and other mortgage insurers received a draft Consent Order from the Minnesota Department of Commerce, containing proposed conditions and unspecified penalties, to resolve its outstanding inquiries related to captive reinsurance arrangements involving mortgage insurance in Minnesota. We continue to cooperate with the Minnesota Department of Commerce and are engaged in active discussions with them with respect to their inquiries, including various alternatives for resolving this matter. We cannot predict the outcome of this matter or whether additional actions or proceedings may be brought against us.

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
Other
Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities). To allow our customers to comply with these regulations at that time, we typically were required, depending on the amount of credit enhancement we were providing, to provide: (1) audited financial statements for the insurance subsidiary participating in the transaction; or (2) a full and unconditional holding company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving approximately $136.7 million of remaining credit exposure as of June 30, 2014.
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
As part of the non-investment-grade allocation component of our investment program, we had unfunded commitments of $7.7 million at June 30, 2014, related to alternative investments that are primarily private equity structures. These commitments have capital calls expected through 2015, with the possibility of additional calls through 2017, and certain fixed expiration dates or other termination clauses.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Our mortgage insurance business provides contract underwriting, an outsourced service to its customers. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer, by purchasing the loan or placing additional mortgage insurance coverage on the loan, or by indemnifying the customer against loss up to a maximum specified amount. By providing these remedies, we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. Beginning in 2008, we limited the recourse available to our contract underwriting customers to apply only to those loans that are simultaneously underwritten for compliance with secondary market compliance and for potential mortgage insurance. In the first six months of 2014, we paid losses related to contract underwriting remedies of approximately $1.0 million. Rising mortgage interest rates or further economic uncertainty may expose our mortgage insurance business to an increase in such costs. Our reserve for contract underwriting obligations at June 30, 2014 was approximately $2.6 million. We monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters.
Through June 30, 2014, Radian Asset Assurance has received a series of claims totaling €10.2 million ($13.9 million) from one of its trade credit and surety ceding companies related to surety bonds for Spanish housing cooperative developments. The ceding company is still in the process of settling additional similar claims, so the ultimate amount the ceding company will claim is uncertain. Based on information we received from the ceding company and the advice of our legal advisors, we believe that these claims are subject to a number of defenses, including that the risk under these surety bonds was not eligible for cession to Radian Asset Assurance under the terms and conditions of the applicable reinsurance treaties. We have rejected all claims related to these surety bonds and because we do not believe a loss is probable, we have not recorded a liability with respect to any of these claims. In May 2014, the ceding company sent us a demand to arbitrate this dispute, to which we have replied. Assuming we do not resolve this dispute, formal arbitration proceedings could commence as early as later this year. Without giving any consideration to our defenses, we believe the possible liability range for these surety bonds is from €10.2 million ($13.9 million), representing our share of the amount the ceding company reported paid and claimed from us through June 30, 2014, to €17.0 million ($23.1 million), representing our estimate of the maximum aggregate potential liability for current and future claims related to these surety bonds.
We have incentive, retention and severance agreements with certain employees in our financial guaranty business. The total cost expected to be incurred under these agreements is $11.5 million, of which $1.5 million of unearned retention expense has not been recorded as of June 30, 2014. The remaining cost for these agreements is expected to be recorded by the end of 2015.

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
The calculation of the basic and diluted net income (loss) per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Net income (loss)—basic	$174,833	$(33,172)	$377,592	$(220,672)
Adjustment for dilutive Convertible Senior Notes due 2019 (1)	5,503	—	10,958	—
Net income (loss)—diluted	$180,336	$(33,172)	$388,550	$(220,672)

Average common shares outstanding—basic	182,583	171,783	177,903	158,180
Dilutive effect of Convertible Senior Notes due 2017 (2)	7,599	—	8,306	—
Dilutive effect of Convertible Senior Notes due 2019	37,736	—	37,736	—
Dilutive effect of stock-based compensation arrangements (3)	2,861	—	2,822	—
Adjusted average common shares outstanding—diluted	230,779	171,783	226,767	158,180

Net income (loss) per share—basic	$0.96	$(0.19)	$2.12	$(1.40)
Net income (loss) per share—diluted	$0.78	$(0.19)	$1.71	$(1.40)
________________

(1)	As applicable, includes coupon interest, amortization of discount and fees, and other changes in income or loss that would result from the assumed conversion.

(2)
Does not include the anti-dilutive impact of 6,403,559 and 6,256,973 shares, respectively, for the three and six months ended June 30, 2014 due to capped call transactions related to the Convertible Senior Notes due 2017. Such transactions were designed to offset the potential dilution of the notes up to a stock price of approximately $14.11 per share. See Note 11 of Notes to Consolidated Financial Statements in our 2013 Form 10-K.

(3)
For the three and six months ended June 30, 2014, 1,483,800 shares of our common stock equivalents issued under our stock-based compensation arrangements were not included in the calculation of diluted net income per share as of such date because they were anti-dilutive. As a result of our net loss for the three and six months ended June 30, 2013, 39,476,796 and 5,556,916 shares, respectively, of our common stock equivalents issued under our stock-based compensation arrangements and convertible debt were not included in the calculation of diluted net loss per share as of such date because they were anti-dilutive.

18. Capital Stock
In May 2014, we issued 17.825 million shares of our common stock at a public offering price of $14.50 per share, and we received aggregate net proceeds of approximately $247.4 million after deducting underwriting discounts and commissions and estimated offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), for a more complete understanding of our financial position and results of operations. In addition, investors should review the “Cautionary Note Regarding Forward Looking Statements—Safe Harbor Provisions” above and the “Risk Factors” detailed in Item 1A of our 2013 Form 10-K and in Item 1A of Part II of our Quarterly Reports on Form 10-Q filed in 2014, including this Quarterly Report on Form 10-Q, for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.
Unless otherwise indicated, financial information in our MD&A is presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our senior management, including our Chief Executive Officer (the Company’s chief operating decision maker), uses “adjusted pretax operating income (loss)” as our primary measure to evaluate the fundamental financial performance of the Company’s business segments and to allocate resources to the segments. Adjusted pretax operating income (loss) is defined as pretax income (loss) excluding the effects of net gains (losses) on investments and other financial instruments, acquisition-related expenses, amortization of intangible assets and net impairment losses recognized in earnings. It also excludes gains and losses related to changes in fair value estimates on insured credit derivatives and includes the impact of changes in the present value of estimated insurance claims and recoveries on insured credit derivatives, based on our ongoing insurance loss monitoring, as well as premiums earned on insured credit derivatives. In this MD&A, we present among our key performance indicators, “adjusted pretax operating income (loss),” which, on a consolidated basis, is a measure not determined in accordance with GAAP. See “Results of Operations—Consolidated—Use of Non-GAAP Financial Measure” for more information regarding this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP measure.
Overview
We are a credit enhancement company with a primary strategic focus on domestic residential mortgage insurance on first-lien mortgage loans (“first-liens”). We currently have three business segments—mortgage insurance, financial guaranty and mortgage and real estate services. Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, to mortgage lending institutions. We conduct our mortgage insurance business primarily through Radian Guaranty Inc. (“Radian Guaranty”), our principal mortgage insurance subsidiary. Our financial guaranty segment has provided direct insurance and reinsurance on credit-based risks, and also offered credit protection on various asset classes through financial guaranty policies and credit default swaps (“CDS”). While we discontinued writing new financial guaranty business in 2008, we continue to provide financial guaranty insurance on a portfolio of transactions, consisting primarily of public finance and structured finance transactions. In addition, our principal financial guaranty subsidiary, Radian Asset Assurance Inc. (“Radian Asset Assurance”), is a wholly-owned subsidiary of Radian Guaranty, which has allowed our financial guaranty business to serve as an important source of capital support for our mortgage insurance business. See “Item 1A. Risk Factors—Radian Guaranty may fail to comply with applicable GSE eligibility requirements, including the final Private Mortgage Insurer Eligibility Requirements (“PMIERs”), which if adopted in their current proposed form, could negatively impact Radian Guaranty’s expected returns on equity, decrease Radian Guaranty’s new insurance written (“NIW”), and subject Radian Guaranty to extensive and more stringent operational requirements.” Our mortgage and real estate services segment consists of Clayton Holdings LLC (“Clayton”), which we acquired on June 30, 2014 for a cash purchase price, including working capital adjustments, of approximately $312 million. Clayton is a wholly-owned subsidiary of Radian Group Inc. (“Radian Group”). Clayton provides outsourced solutions to the mortgage and real estate industries, providing outsourced services, information-based analytics and specialty consulting for buyers and sellers of, and investors in, mortgage- and real estate-related loans and securities and other debt instruments. See “Recent Developments” below for more information.

Operating Environment. As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the mortgage origination environment and the credit performance of our underlying insured assets. The financial crisis and the downturn in the housing and related credit markets that began in 2007 had a significant negative impact on the operating environment and results of operations for our mortgage insurance and financial guaranty business segments. This was characterized by a decrease in mortgage originations, a broad decline in home prices, mortgage servicing and foreclosure delays, and ongoing deterioration in the credit performance of mortgage and other assets originated prior to 2009, together with macroeconomic factors such as high unemployment, limited employment growth, limited economic growth and a lack of meaningful liquidity in many sectors of the capital markets. More recently, we are experiencing a period of economic recovery and the operating environment for our mortgage insurance and financial guaranty businesses has improved. Our results of operations have continued to improve as the negative impact from losses on the mortgage insurance we wrote during the poor underwriting years of 2005 through 2008 (we refer to our mortgage insurance portfolio on business written prior to 2009, as our “legacy portfolio”) has been reduced and we continue to write insurance on higher credit quality loans. As of June 30, 2014, our legacy portfolio had been reduced to approximately 35% of our total primary risk in force (“RIF”), while insurance on loans written after 2008 constituted approximately 65% of our primary RIF.
Although the United States (“U.S.”) economy and certain housing markets remain weak compared to historical standards, home prices have been appreciating on a broad basis throughout the U.S., foreclosure activity has declined and the credit quality of recent mortgage market originations continues to be significantly better than the credit quality of our legacy portfolio. In addition, although the economic recovery has been sluggish, there are signs of a broader recovery in the U.S. economy, including importantly, a reduction in unemployment rates. As a consequence of these and other factors, in the first half of 2014 we have experienced improvement in our results of operations. This positive development has been driven primarily by a significant reduction in our incurred losses. New primary mortgage insurance defaults declined by 20% in the six months ended June 30, 2014 compared to the number of new defaults in the comparable period of 2013 and there have been other positive default and claim developments.
Currently, our business strategy is primarily focused on: (1) growing our mortgage insurance business by writing insurance on high-quality mortgages in the U.S.; (2) pursuing other potential opportunities for providing credit-related services to the mortgage finance market, such as expanding our presence in the mortgage finance market through Clayton, as further discussed below; (3) continuing to manage losses in our legacy mortgage insurance and financial guaranty portfolios; (4) continuing to reduce our legacy mortgage insurance and financial guaranty exposures; and (5) continuing to effectively manage our capital and liquidity positions. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the proposed Government-Sponsored Enterprises (the “GSEs”) eligibility requirements that were issued in the form of proposed Private Mortgage Insurer Eligibility Requirements (“PMIERs”) for public comment on July 10, 2014.
Recent Developments
Acquisition of Clayton
On June 30, 2014, we acquired all of the outstanding equity interests of Clayton for a cash purchase price, including working capital adjustments, of approximately $312 million. Radian Group funded the entire purchase price and related expenses through net proceeds received from our May 2014 issuance of debt and equity. The acquisition is consistent with Radian’s growth and diversification strategy to pursue opportunities to provide additional mortgage- and real estate-related products and services to the mortgage finance market and complements Radian’s existing mortgage-related products and services.
Clayton is a leading provider of outsourced solutions to the mortgage and real estate industries, providing outsourced services, information-based analytics and specialty consulting for buyers and sellers of, and investors in, mortgage- and real estate-related loans and securities and other debt instruments. Clayton’s primary services include:

•
Loan Review/Due Diligence—Loan-level due diligence for the mortgage and residential mortgage-backed securities (“RMBS”) markets utilizing skilled professionals and proprietary technology, with offerings focused on credit underwriting, regulatory compliance and collateral valuation;

•
Surveillance—Third-party performance oversight, risk management and consulting services, with offerings focused on RMBS surveillance, loan servicer oversight, loan-level servicing compliance reviews and operational reviews of mortgage servicers and originators;

•
Component Services—Outsourced solutions focused on the Single Family Rental (“SFR”) market, including valuations, property inspections, title reviews, lease reviews and due diligence reviews for SFR securitizations;

•
Real Estate Owned (“REO”)/Short-Sale Services—REO asset and short-sale management services, with offerings including residential and commercial REO asset management, short-sale management and borrower outreach; and

•	EuroRisk—Outsourced mortgage services in the United Kingdom and Europe, with offerings including due diligence services, quality control reviews, valuation reviews and consulting services.
Clayton’s customers include a wide range of financial institutions, the GSEs, securitization trusts, investors, regulators and other mortgage-related service providers in various capacities, including mortgage originators, mortgage purchasers, mortgage-backed securities issuers, mortgage-backed securities investors and mortgage servicers.
The results of Clayton’s operations will be included in our financial statements from the date of acquisition, and therefore will be reflected in our mortgage and real estate services segment beginning with the third quarter of 2014. The results of Clayton’s operations are not anticipated to be material to our overall consolidated results in the near term.
Other Recent Developments
Since Radian Asset Assurance ceased writing new business in June 2008, Radian Asset Assurance has reduced its aggregate net par exposure by approximately 82% to $20.2 billion as of June 30, 2014. This reduction included large declines in many of the riskier segments of Radian Asset Assurance’s insured portfolio. In light of this risk reduction and the significant level of capital, including $1.2 billion of statutory surplus remaining at Radian Asset Assurance as of June 30, 2014, Radian Asset Assurance submitted a request with the New York State Department of Financial Services (“NYSDFS”) seeking permission to pay an extraordinary dividend to Radian Guaranty. In July 2014, Radian Asset Assurance, upon receipt of approval from the NYSDFS, declared and paid an extraordinary dividend of $150 million to Radian Guaranty. Radian Asset Assurance expects to request approval for an additional extraordinary dividend in 2015, but there can be no assurance that the NYSDFS will grant future requests for extraordinary dividends, and if granted, that they will not be subject to material conditions. Without future approvals of extraordinary dividends, Radian Asset Assurance will be unlikely to have the capacity to pay any dividends to Radian Guaranty, including ordinary dividends, for at least the next two years. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the impact of the extraordinary dividend on Radian Asset Assurance’s claims paying resources and statutory capital.
In light of the proposed PMIERs, which do not provide Radian Guaranty with any capital credit for its investment in Radian Asset Assurance, we are actively pursuing alternatives to monetize Radian Asset Assurance, including a potential sale of the business, and we expect to explore other alternatives to utilize the capital at Radian Asset Assurance in a manner that complies with the PMIERs. We are also exploring other alternatives, including external reinsurance, in order to reach full compliance with the final form of the PMIERs within the transition period. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for information on the PMIERs.
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

•
NIW. NIW is affected by the overall size of the mortgage origination market, the penetration percentage of private mortgage insurance into the overall mortgage origination market and our market share of the private mortgage insurance market. The overall mortgage origination market is influenced by macroeconomic factors such as household composition, home affordability, interest rates, housing markets in general, credit availability and the impact of various legislative and regulatory actions that may influence the mortgage finance industry. The penetration percentage of private mortgage insurance is mainly influenced by the competitiveness of private mortgage insurance on GSE conforming loans compared to Federal Housing Administration (“FHA”) insurance and the relative percentage of mortgage originations that are for purchased homes versus refinances. Typically, private mortgage insurance penetration is significantly higher on new mortgages for purchased homes than on the refinance of existing mortgages because average loan-to-value (“LTV”) ratios are higher on home purchases. Radian Guaranty’s share of the private mortgage insurance market is influenced by competition in that market and our ability to maintain or grow existing levels of new mortgage originations from our current customers and expand our customer base. We compete with other private mortgage insurers on the basis of price, terms and conditions, customer relationships, reputation, financial strength measures and overall service. Service-based competition includes effective and timely delivery of products, risk management services, timeliness of claims payments, training, loss mitigation efforts and management and field service expertise.

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

•
Net Par Outstanding. Our net par outstanding represents principal risk exposure on insured contracts. As noted above, our net par outstanding has been declining since we discontinued writing new financial guaranty business in 2008. The decline in our net par outstanding is driven by scheduled maturities and permitted early terminations within our financial guaranty portfolio and negotiated commutations and other transactions that we have entered into to mitigate losses and reduce our net par outstanding.

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

-
The potential impact of threatened or actual legislative activity or inactivity, government shutdowns or defaults on the payment of debt securities or other financial obligations issued by sovereign, federal, state or municipal entities or political subdivisions thereof or public corporations thereunder;

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

•
Changes in Fair Value of Obligations. Many of our structured finance, certain of our public finance and our net interest margin securities (“NIMS”) contracts are accounted for as derivatives or variable interest entities (“VIEs”), which are carried at fair market value. Therefore, our results are impacted by changes in the fair value of these contracts. The estimated fair value of these obligations and instruments is measured as of a specific point in time and may be influenced by changes in interest rates, credit spreads (of both the underlying collateral as well as the credit spread for Radian Group), credit ratings, changes in regulations affecting the holders of such obligations or the value of obligations underlying our insured portfolio and other market, asset-class and transaction-specific conditions and factors that may be unrelated or only indirectly related to our obligation to pay future claims. The estimated changes in fair value of these obligations and instruments are reported in change in fair value of derivative instruments and net gains (losses) on other financial instruments in our statements of operations.

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

•
Acquisition-related Expenses. Acquisition-related expenses represent the costs incurred to effect an acquisition of a business (i.e., a business combination). Because we pursue acquisitions on a limited and selective basis and not in the ordinary course of our business, we do not view acquisition-related expenses as a consequence of a primary business activity. Therefore, we do not consider these expenses to be part of our operating performance.

•
Amortization of intangible assets. Amortization of intangible assets represents the periodic expense required to amortize the cost of intangible assets over their estimated useful lives. The periodic review of intangible assets for potential impairment may also impact consolidated results. Our intangible assets primarily relate to the acquisition of Clayton, and their valuation is based on management’s assumptions that are inherently subject to risks and uncertainties. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information. These charges are not viewed as part of the operating performance of our primary activities.

Results of Operations—Consolidated
Radian Group serves as the holding company for our operating subsidiaries and does not have any significant operations of its own. Because of this, our consolidated operating results through June 30, 2014 primarily reflect the financial results and performance of our two business segments—mortgage insurance and financial guaranty. See “—Results of Operations—Mortgage Insurance” and “—Results of Operations—Financial Guaranty” for the operating results of these business segments. As a result of our acquisition of Clayton effective June 30, 2014, we have added a third segment—Mortgage and Real Estate Services. Because the Clayton acquisition occurred on June 30, 2014, there were no results of operations for this segment in the second quarter. Beginning in the third quarter of 2014, the results of Clayton’s operations will be included in our financial statements from the date of acquisition.
In addition to the results of our operating segments, pretax income is also affected by “Other Factors Affecting Consolidated Results” described above. See “—Use of Non-GAAP Financial Measure” for more information regarding changes in fair value of derivative instruments expected to reverse over time.

The following table highlights selected information related to our consolidated results of operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
($ in millions)	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Net income (loss)	$174.8	$(33.2)	n/m	$377.6	$(220.7)	n/m
Net investment income	25.7	27.6	(6.9)%	50.0	54.5	(8.3)%
Net gains (losses) on investments	47.2	(130.3)	n/m	111.7	(135.8)	n/m
Change in fair value of derivative instruments	57.5	86.5	(33.5)	107.6	(81.1)	n/m
Net (losses) gains on other financial instruments	(1.9)	1.2	n/m	(1.2)	(4.5)	(73.3)
Provision for losses	69.3	140.3	(50.6)	124.2	272.4	(54.4)
Policy acquisition costs	8.4	10.0	(16.0)	17.0	27.2	(37.5)
Other operating expenses	65.6	61.0	7.5	125.5	141.1	(11.1)
Interest expense	22.3	19.4	14.9	42.3	35.3	19.8
Income tax provision (benefit)	3.6	1.7	n/m	3.3	(13.1)	n/m

Adjusted pretax operating income (1)	74.2	16.2	n/m	165.3	0.9	n/m
________________________
n/m – not meaningful

(1)	See “—Use of Non-GAAP Financial Measure” below.
Net Income (Loss). For the three and six months ended June 30, 2014, we had net income compared to net losses for the same periods in 2013. This was primarily due to net gains on investments for both the three and six month periods of 2014 compared to net losses on investments in the comparable periods of 2013, as well as a significant reduction in the provision for losses in both the three and six month periods of 2014 compared to 2013. The six month period of 2014 also reflects net gains in change in fair value of derivative instruments compared to net losses for the comparable period of 2013. Adjusted pretax operating income for the three and six months ended June 30, 2014 also improved from the same periods of 2013, primarily due to the significant reduction in the provision for losses in 2014.
Net Investment Income. For the three and six months ended June 30, 2014, net investment income decreased compared to the same periods in 2013 primarily due to a decline in dividend income and a significant decline in portfolio yields. Our current allocation to short-term and short duration investments remains high in anticipation of elevated near-term claim payments in our mortgage insurance segment and potential capital contributions from Radian Group to Radian Guaranty. This allocation, combined with certain sales of securities and subsequent reinvestment of longer duration securities in the low interest rate environment, has resulted in a lower yield profile for the portfolio.
Net Gains (Losses) on Investments.  The components of the net gains (losses) on investments for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Net unrealized gains (losses) related to change in fair value of trading securities and other investments	$47.7	$(139.1)	$116.0	$(158.4)
Net realized (losses) gains on sales	(0.5)	8.8	(4.3)	22.6
Net gains (losses) on investments	$47.2	$(130.3)	$111.7	$(135.8)

Change in Fair Value of Derivative Instruments.  The components of the gains (losses) included in change in fair value of derivative instruments for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Net premiums earned—derivatives	$3.4	$4.9	$6.8	$9.9
Financial Guaranty credit derivatives	60.5	80.3	88.6	(95.4)
Financial Guaranty VIE derivative	(5.0)	1.4	15.1	4.5
Other	(1.4)	(0.1)	(2.9)	(0.1)
Change in fair value of derivative instruments	$57.5	$86.5	$107.6	$(81.1)
The results for the six months ended June 30, 2014 reflect credit improvement in the underlying collateral in our non-corporate collateralized debt obligation (“CDO”) portfolio and improved pricing in the underlying assets of our VIEs. The results for the three and six months ended June 30, 2014 also reflect the commutation of two commercial mortgage-backed securities (“CMBS”) transactions, a counterparty’s termination of an additional CDO of CMBS and a counterparty’s decision to walk away from four CDO of trust preferred securities (“TruPs”) transactions. Offsetting these positive factors, the results for the six months ended June 30, 2014 and 2013 reflect a tightening of Radian Group’s five-year CDS spread by 36 basis points and 409 basis points, respectively, resulting in unrealized losses. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information about the impact of changes in Radian Group’s five-year CDS spread on the fair value of certain of our financial instruments.
Impact of Radian’s Non-performance Risk on Consolidated Results
Radian Group’s five-year CDS spread is an observable quantitative measure of our non-performance risk and is used by typical market participants to determine the likelihood that we will default on our obligations; the CDS spread that we actually use in the valuation of our specific fair value liabilities is typically based on the remaining term of the insured obligation, rather than five years. Non-performance risk is commonly measured by default probability, with a credit spread tightening indicating a lesser probability of default. Radian Group’s five-year CDS spread at June 30, 2014 implies a market view that there is a 20.9% probability that Radian Group will default on its obligations in the next five years, as compared to a 22.9% implied probability of default at December 31, 2013.

(In basis points)	June 30, 2014	December 31, 2013	June 30, 2013	December 31, 2012
Radian Group’s five-year CDS spread	287	323	504	913
The following tables quantify the impact of our non-performance risk on our derivative assets, derivative liabilities and net VIE liabilities (in aggregate by type) presented in our condensed consolidated balance sheets:

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk June 30, 2014	Impact of Radian Non-Performance Risk June 30, 2014	Fair Value (Asset) Liability Recorded June 30, 2014
Product
Corporate CDOs	$15.8	$17.3	$(1.5)
Non-Corporate CDO-related (1)	293.0	149.9	143.1
NIMS-related (2)	5.4	2.2	3.2
Total	$314.2	$169.4	$144.8

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2013	Impact of Radian Non-Performance Risk December 31, 2013	Fair Value Liability Recorded December 31, 2013
Product
Corporate CDOs	$30.4	$29.0	$1.4
Non-Corporate CDO-related (1)	409.7	178.7	231.0
NIMS-related (2)	5.0	2.2	2.8
Total	$445.1	$209.9	$235.2
________________

(1)	Includes the net fair value liability recorded within derivative assets and derivative liabilities and the net fair value liabilities included in our consolidated VIEs.

(2)	Includes NIMS VIE debt.
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
The following table summarizes amounts related to insured obligations valued at fair value, as reflected on our condensed consolidated balance sheet at June 30, 2014 and the present value of our estimated credit loss recoveries on these obligations. Because we expect to have net recoveries on these obligations, we expect the fair value liability ultimately to reverse before or at the maturity of these transactions. In addition, we expect recoveries on amounts previously paid on these transactions, net of expected credit losses on these transactions.

(In millions)	NIMS and Other	Financial Guaranty Derivatives and VIEs	Total
Balance Sheet
Other invested assets	$—	$82.3	$82.3
Derivative assets	15.6	6.4	22.0
Other assets	—	90.6	90.6
Total assets	15.6	179.3	194.9
Derivative liabilities (including VIE derivatives)	—	200.2	200.2
VIE debt - at fair value	3.2	90.4	93.6
Other liabilities	—	0.2	0.2
Total liabilities	3.2	290.8	294.0
Total fair value net assets (liabilities)	$12.4	$(111.5)	$(99.1)
Present value of estimated credit loss payments (recoveries) (1)	$6.7	$(65.4)	$(58.7)
___________________________

(1)
Represents the present value of our estimated credit loss recoveries (net of estimated credit loss payments) for those transactions for which we currently anticipate paying net losses or receiving recoveries of losses already paid. The present value is calculated using a discount rate of approximately 1.9%, which approximates the average investment yield as reported in our most recently filed statutory financial statements. As illustrated above, expected recoveries for our insured financial guaranty credit derivatives and VIEs exceeded estimated credit loss payments for these transactions as of June 30, 2014.

Other Operating Expenses. Other operating expenses for the three and six months ended June 30, 2014, as compared to the same periods in 2013, reflect a significantly reduced impact from changes in the estimated fair value of cash-settled long-term incentive awards that are valued relative to Radian Group’s common stock price. If our stock price increases during a quarter, additional expense is recognized for these awards. For the three months ended June 30, 2014, our stock price decreased approximately 1%, while for the six months ended June 30, 2014 and the three and six months ended June 30, 2013, our stock price increased approximately 5%, 9% and 90%, respectively. Other operating expenses for the three and six months ended June 30, 2014 also includes $6.7 million related to the acquisition of Clayton, which includes advisory, legal, accounting, valuation and other professional or consulting fees.
Interest Expense. Issuances of additional debt instruments increased interest expense for 2014 compared to 2013. In May 2014, we issued $300 million principal amount of 5.500% Senior Notes due June 2019. In March 2013, we issued $400 million principal amount of 2.250% Convertible Senior Notes due March 2019 with an effective rate of 6.25%. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Income Tax Provision (Benefit). The effective tax rate was 2.00% and 0.88% for the three and six months ended June 30, 2014, respectively, compared to (5.28)% and 5.59%, respectively, for the three and six months ended June 30, 2013. The change from our statutory tax rate of 35% for the three months ended June 30, 2014 was primarily due to adjustments related to non-deductible compensation and changes in our overall valuation allowance against our deferred tax asset (“DTA”). The change from our statutory tax rate of 35% for the three months ended June 30, 2013, and the six months ended June 30, 2014 and June 30, 2013, was primarily due to the impact of the accounting for uncertainty of income taxes and changes in our overall valuation allowance against our DTA. Comparability between these interim periods is impacted given that we calculated our 2014 income tax expense based on an estimated annualized effective tax rate for the full year 2014, compared to the 2013 tax benefit calculation, which was based on actual results of operations for 2013.
Use of Non-GAAP Financial Measure. In addition to the traditional GAAP financial measures, we have presented a non-GAAP financial measure for the consolidated company, “adjusted pretax operating income (loss),” among our key performance indicators to evaluate our fundamental financial performance. This non-GAAP financial measure aligns with the way the Company’s business performance is evaluated by both management and the board of directors. This measure has been established in order to increase transparency for the purposes of evaluating our core operating trends and enabling more meaningful comparisons with our peers. Although on a consolidated basis “adjusted pretax operating income (loss)” is a non-GAAP financial measure, we believe this measure aids in understanding the underlying performance of our operations. Our senior management, including our Chief Executive Officer (the Company’s chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of the Company’s business segments and to allocate resources to the segments. Management’s use of this measure as its primary measure to evaluate segment performance began with the quarter ended March 31, 2014. Accordingly, for comparison purposes, we also present the applicable measures from the corresponding periods of 2013 on a basis consistent with the current year presentation.
Adjusted pretax operating income (loss) adjusts GAAP pretax income (loss) to remove the effects of net gains (losses) on investments and other financial instruments, acquisition-related expenses, amortization of intangible assets and net impairment losses recognized in earnings. It also excludes gains and losses related to changes in fair value estimates on insured credit derivatives and instead includes the impact of changes in the present value of insurance claims and recoveries on insured credit derivatives, based on our ongoing insurance loss monitoring, as well as premiums earned on insured credit derivatives.

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

(5)
Acquisition-related expenses. Acquisition-related expenses represent the costs incurred to effect an acquisition of a business (i.e., a business combination). Because we pursue acquisitions on a limited and selective basis and not in the ordinary course of our business, we do not view acquisition-related expenses as a consequence of a primary business activity. Therefore, we do not consider these expenses to be part of our operating performance and they are excluded from our calculation of adjusted pretax operating income (loss).

(6)
Amortization of intangible assets. Amortization of intangible assets represents the periodic expense required to amortize the cost of intangible assets over their estimated useful lives. These charges are not viewed as part of the operating performance of our primary activities and therefore are excluded from our calculation of adjusted pretax operating income (loss).

(7)
Net impairment losses recognized in earnings. The recognition of net impairment losses on investments can vary significantly in both size and timing, depending on market credit cycles. Intangible assets with an indefinite useful life are also periodically reviewed for potential impairment and impairment adjustments are made whenever appropriate. We do not view impairment losses on investments or intangibles to be indicative of our fundamental operating activities. Therefore, these losses are excluded from our calculation of adjusted pretax operating income (loss).

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

The following table provides a reconciliation of our non-GAAP financial measure for the consolidated company, adjusted pretax operating income (loss), to the most comparable GAAP measure, pretax income (loss):

Reconciliation of Consolidated Non-GAAP Financial Measure
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Adjusted pretax operating income (loss):
Mortgage Insurance	$92,957	$15,893	$194,285	$4,490
Financial Guaranty	(18,716)	283	(28,954)	(3,551)
Total adjusted pretax operating income	$74,241	$16,176	$165,331	$939

Change in fair value of derivative instruments	57,477	86,535	107,563	(81,135)
Less: Estimated present value of net credit (losses) recoveries incurred	(11,459)	295	(11,097)	3,439
Less: Net premiums earned on derivatives	3,346	4,857	6,791	9,849
Change in fair value of derivative instruments expected to reverse over time	65,590	81,383	111,869	(94,423)

Net gains (losses) on investments	47,219	(130,254)	111,670	(135,759)
Net (losses) gains on other financial instruments	(1,909)	1,188	(1,211)	(4,487)
Acquisition-related expenses	(6,732)	—	(6,732)	—
Pretax income (loss)	$178,409	$(31,507)	$380,927	$(233,730)

Results of Operations—Mortgage Insurance
Quarter and Six Months Ended June 30, 2014 Compared to Quarter and Six Months Ended June 30, 2013
The following table summarizes our mortgage insurance segment’s results of operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
($ in millions)	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Adjusted pretax operating income (1)	$93.0	$15.9	n/m	$194.3	$4.5	n/m
Net premiums written—insurance	221.9	251.2	(11.7)%	434.9	468.4	(7.2)%
Net premiums earned—insurance	203.6	198.0	2.8	402.4	380.9	5.6
Net investment income	15.3	15.3	—	29.3	30.4	(3.6)
Provision for losses	64.3	136.4	(52.9)	113.4	268.4	(57.7)
Policy acquisition costs	6.7	6.5	3.1	13.8	18.2	(24.2)
Other operating expenses	49.6	51.3	(3.3)	100.0	117.1	(14.6)
Interest expense	6.4	3.7	73.0	11.8	6.4	84.4
________________________
n/m – not meaningful

(1)
Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of the Company’s business segments and to allocate resources to the segments.

Adjusted Pretax Operating Income. Our mortgage insurance adjusted pretax operating income increased significantly for the three and six months ended June 30, 2014 compared to the comparable periods in 2013. As explained in more detail below, our results for the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily reflect: (i) an increase in net premiums earned; (ii) a significant reduction in the provision for losses; and (iii) a reduction in other operating expenses.

NIW, IIF, RIF
A key component of our current business strategy is to grow our mortgage insurance business by writing insurance on high-quality mortgages in the U.S. Consistent with this objective, we wrote $9.3 billion and $16.1 billion of primary new mortgage insurance in the three and six months ended June 30, 2014, respectively, compared to $13.4 billion and $24.3 billion in the three and six months ended June 30, 2013, respectively. The decrease in NIW for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, is attributable to a decrease in the total mortgage origination market and increased competition in the private mortgage insurance industry.
Due to the recent increase in mortgage interest rates, the current volume of mortgage refinance business has significantly declined. With the impact of reduced refinance volume expected to continue throughout 2014, we expect our NIW for 2014 to continue to be negatively impacted by a reduction in the overall mortgage origination market and increased competition in the private mortgage insurance industry. These challenges are expected to be partially offset by improvement in the housing market, in particular increased origination volume from home purchases, and continued increases in the penetration rate of private mortgage insurance in the overall insured mortgage market. While it remains difficult to project future NIW, based on revised mortgage origination projections from the Mortgage Bankers Association and other sources, we currently expect a decrease in the total origination market size from our original projection. As a result, we currently estimate that our new business volume for 2014 will be between $35 billion and $40 billion.
Since 2009, virtually all of our new mortgage insurance business production has been prime business. In addition, Fair Isaac Corporation (“FICO”) scores for the borrowers of these insured mortgages have increased and the average LTV on these mortgages has decreased (meaning that borrowers generally are making larger down payments in connection with the more recent mortgages that we are insuring), in both cases as compared to mortgages in our legacy portfolio. Our portfolio of business written since 2009 has been steadily increasing in proportion to our total portfolio of RIF. As of June 30, 2014, our 2009 through 2014 vintage portfolios represented approximately 65% of our total mortgage insurance portfolio compared to 60% at December 31, 2013. These origination years possess significantly improved credit characteristics compared to our legacy portfolios. The growth of the portion of our portfolio written beginning in 2009, together with continued improvement in the portfolio as a result of HARP refinancings (further described below), has resulted in significant improvement in the credit quality of our overall mortgage insurance portfolio. As a result, our expected future losses on our mortgage insurance portfolio written since 2009 are significantly lower than those experienced on our legacy portfolio, and therefore, the changing composition of our overall mortgage insurance portfolio should contribute to continued improvement in the mortgage insurance segment’s operating profitability.
In 2009, the GSEs began offering the Homeowner Affordable Refinance Program (“HARP”). HARP allows a borrower who is not delinquent to refinance a mortgage if the borrower has been unable to take advantage of lower interest rates because the borrower’s home has decreased in value. Radian Guaranty and other private mortgage insurers have agreed with the Federal Housing Finance Agency (“FHFA”) to facilitate the transfer of mortgage insurance on loans to be refinanced through HARP without regard to LTV. In November 2011, the FHFA extended the program and made enhancements to the HARP program (“HARP 2”) that expanded the number of borrowers who can qualify for refinancing. The changes implemented by the enhanced HARP 2 program have increased the number of borrowers who are eligible to benefit from the program and, as of June 30, 2014, approximately 11% of our total primary RIF had successfully completed a HARP refinance. The HARP 2 program has now been extended until December 31, 2015. We exclude HARP loans from our NIW for the period in which the refinance occurs; however, the HARP programs have had a positive impact on the overall credit quality and composition of our mortgage insurance portfolio given that the refinancing generally results in terms under which a borrower has a greater ability to pay and more financial flexibility to cover the loan obligations. During the six months ended June 30, 2014, new HARP loans accounted for $1.1 billion of newly refinanced loans that were not included in Radian Guaranty’s NIW for the period, compared to $4.9 billion for the same period of 2013.

The following tables provide selected information as of and for the periods indicated related to mortgage insurance NIW, RIF and IIF. Primary RIF and IIF amounts at June 30, 2014, include $467 million and $1,852 million, respectively, related to the loans which were in default (as of December 31, 2011) that are subject to the Master Transaction Agreement that we entered into with Freddie Mac (the “Freddie Mac Agreement”) in August 2013. Although we no longer have future claim liability on these loans, we continue to receive premiums on the related loans and the insurance remains in force, therefore these loans are included in our primary RIF and IIF.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2014		2013		2014		2013
Primary NIW
Prime	$9,321	100.0%	$13,376	100.0%	$16,128	100.0%	$24,281	100.0%
Alternative-A (“Alt-A”) and A minus and below	1	—	1	—	2	—	2	—
Total Primary	$9,322	100.0%	$13,377	100.0%	$16,130	100.0%	$24,283	100.0%

As the level of refinance originations has declined and the purchase origination volume as a percentage of our total NIW has increased, because refinancing borrowers tend to have higher FICO scores and lower LTV ratios than new mortgagors, the FICO score distribution of our NIW has become more heavily concentrated in lower level FICO scores and the LTV distribution of our NIW is more concentrated in higher LTV categories.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2014		2013		2014		2013
Total primary NIW by FICO Score
>=740	$5,769	61.9%	$9,666	72.3%	$10,114	62.7%	$17,876	73.6%
680-739	2,927	31.4	3,256	24.3	4,968	30.8	5,654	23.3
620-679	626	6.7	455	3.4	1,048	6.5	753	3.1
Total Primary	$9,322	100.0%	$13,377	100.0%	$16,130	100.0%	$24,283	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Percentage of primary NIW
Refinances	13%	34%	15%	40%

LTV (1)
95.01% and above	0.2%	2.3%	0.5%	2.1%
90.01% to 95.00%	53.9%	44.8%	53.0%	42.5%
85.01% to 90.00%	34.5%	37.5%	34.5%	38.3%
80.01% to 85.00%	11.4%	15.4%	12.0%	17.1%

Primary risk written	$2,378	$3,301	$4,100	$5,890
__________________

(1)	LTV ratio: The percentage of the original loan amount to the original value of the property.

($ in millions)	June 30, 2014		December 31, 2013		June 30, 2013
Primary IIF (1)
Flow	$155,604	94.3%	$151,383	93.9%	$140,776	93.0%
Structured	9,385	5.7	9,857	6.1	10,596	7.0
Total Primary	$164,989	100.0%	$161,240	100.0%	$151,372	100.0%

Prime	$151,865	92.0%	$147,072	91.2%	$135,818	89.7%
Alt-A	8,014	4.9	8,634	5.4	9,557	6.3
A minus and below	5,110	3.1	5,534	3.4	5,997	4.0
Total Primary	$164,989	100.0%	$161,240	100.0%	$151,372	100.0%

Persistency (12 months ended)		83.1%		81.1%		80.3%
 ______________________

(1)	Includes amounts related to loans subject to the Freddie Mac Agreement.

($ in millions)	June 30, 2014		December 31, 2013		June 30, 2013
Primary RIF (1)
Flow	$39,139	94.8%	$37,792	94.4%	$34,842	93.7%
Structured	2,131	5.2	2,225	5.6	2,355	6.3
Total Primary	$41,270	100.0%	$40,017	100.0%	$37,197	100.0%

Prime	$38,124	92.4%	$36,613	91.5%	$33,484	90.0%
Alt-A	1,863	4.5	2,017	5.0	2,211	6.0
A minus and below	1,283	3.1	1,387	3.5	1,502	4.0
Total Primary	$41,270	100.0%	$40,017	100.0%	$37,197	100.0%
 ______________________

(1)	Includes amounts related to loans subject to the Freddie Mac Agreement.

($ in millions)	June 30, 2014		December 31, 2013		June 30, 2013
Total primary RIF by FICO score
Flow
>=740	$22,633	57.8%	$21,525	57.0%	$19,120	54.9%
680-739	11,469	29.3	11,019	29.2	10,258	29.4
620-679	4,414	11.3	4,555	12.0	4,700	13.5
<=619	623	1.6	693	1.8	764	2.2
Total Flow	$39,139	100.0%	$37,792	100.0%	$34,842	100.0%
Structured
>=740	$576	27.0%	$602	27.0%	$632	26.8%
680-739	609	28.6	640	28.8	678	28.8
620-679	560	26.3	585	26.3	623	26.5
<=619	386	18.1	398	17.9	422	17.9
Total Structured	$2,131	100.0%	$2,225	100.0%	$2,355	100.0%
Total
>=740	$23,209	56.2%	$22,127	55.3%	$19,752	53.1%
680-739	12,078	29.3	11,659	29.1	10,936	29.4
620-679	4,974	12.1	5,140	12.9	5,323	14.3
<=619	1,009	2.4	1,091	2.7	1,186	3.2
Total Primary	$41,270	100.0%	$40,017	100.0%	$37,197	100.0%

Primary RIF on defaulted loans	$2,270	(1)	$2,786	(1)	$3,624
______________________

(1)	Excludes risk related to loans subject to the Freddie Mac Agreement.

($ in millions)	June 30, 2014		December 31, 2013		June 30, 2013
Percentage of primary RIF
Refinances	27%		29%		32%
Loan Type:
Fixed	94.6%		94.1%		93.0%
Adjustable rate mortgages
Less than five years	2.0%		2.4%		2.8%
Five years and longer	3.3%		3.5%		4.1%

Total primary RIF by LTV (1)
95.01% and above	$3,835	9.3%	$4,171	10.4%	$4,349	11.7%
90.01% to 95.00%	18,637	45.1	17,239	43.1	15,154	40.8
85.01% to 90.00%	14,963	36.3	14,750	36.9	13,996	37.6
85.00% and below	3,835	9.3	3,857	9.6	3,698	9.9
Total Primary	$41,270	100.0%	$40,017	100.0%	$37,197	100.0%

Total primary RIF by policy year
2005 and prior	$3,927	9.5%	$4,461	11.1%	$5,073	13.6%
2006	2,157	5.2	2,326	5.8	2,526	6.8
2007	4,890	11.8	5,247	13.1	5,650	15.2
2008	3,660	8.9	3,950	9.9	4,277	11.5
2009	1,267	3.1	1,448	3.6	1,706	4.6
2010	1,068	2.6	1,206	3.0	1,433	3.8
2011	2,051	5.0	2,263	5.7	2,549	6.9
2012	7,229	17.5	7,710	19.3	8,157	21.9
2013	10,965	26.6	11,406	28.5	5,826	15.7
2014	4,056	9.8	—	—	—	—
Total Primary	$41,270	100.0%	$40,017	100.0%	$37,197	100.0%
______________________

(1)	LTV ratio: The percentage of the original loan amount to the original value of the property.
Net Premiums Written and Earned.  Net premiums written decreased for the three and six months ended June 30, 2014, compared to the same periods of 2013, primarily resulting from a reduction in NIW in the second quarter and first six months of 2014.
Net premiums earned increased for the three and six months ended June 30, 2014, compared to the same periods of 2013, primarily resulting from an increase in direct premiums earned as a result of an increase in NIW during 2013 as well as an increase in persistency rates, which caused our IIF to grow significantly, and a decrease in premiums refunded in connection with a lower level of rescissions in 2014 compared to 2013. The increase in direct premiums earned in 2014 was partially offset by an increase in ceded premiums earned.

Our expected rate of return on our single premium business is lower than on our monthly premium business. Assuming all other factors remain constant, if loans prepay earlier than expected, then our profitability on these single premium policies is likely to be higher than anticipated. If loans are repaid later than expected, however, our profitability on these single premium policies is likely to be lower than anticipated. Prepayment speeds impact the expected profitability of our monthly premium business in the opposite direction. For our monthly premium business, earlier than anticipated prepayments reduce profitability. As a result, the ultimate profitability of our business is affected by the impact of mortgage prepayment speeds on the mix of business we write. Because prepayment speeds are difficult to project, our strategy has been to write a mix of single premium and monthly premium business, which we believe balances the overall impact on our results if actual prepayment speeds are significantly different from expectations. Approximately 76% and 24% of our NIW for the three months ended June 30, 2014 was written with monthly and single premiums, respectively, compared to 67% and 33%, respectively, for the comparable period of 2013. Approximately 75% and 25% of our NIW for the six months ended June 30, 2014 was written with monthly and single premiums, respectively, compared to 66% and 34%, respectively, for the comparable period of 2013.
Throughout this report, unless otherwise noted, RIF includes the amount ceded through reinsurance.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2014	2013	2014	2013
First-Lien Captives
Premiums earned ceded to captives	$3,314	$4,787	$6,822	$9,939
% of total premiums	1.5%	2.2%	1.6%	2.4%
IIF subject to captives (1)	3.3%	5.2%
RIF subject to captives (2)	3.1%	5.0%

Initial Quota Share Reinsurance (“QSR”) Transaction
Ceded premiums written	$5,046	$5,900	$10,350	$12,022
% of premiums written	2.1%	2.2%	2.2%	2.3%
Ceded premiums earned	$6,803	$7,662	$13,610	$15,495
% of total premiums	3.1%	3.6%	3.1%	3.8%
Ceding commissions written	$1,262	$1,475	$2,588	$3,005
RIF included in Initial QSR Transaction (3)	$1,234,975	$1,421,096

Second QSR Transaction
Ceded premiums written	$8,072	$7,580	$15,365	$24,020
% of premiums written	3.4%	2.8%	3.3%	4.7%
Ceded premiums earned	$7,197	$4,283	$13,782	$7,121
% of total premiums	3.3%	2.0%	3.2%	1.7%
Ceding commissions written	$2,825	$2,653	$5,378	$8,407
RIF included in Second QSR Transaction (3)	$1,447,088	$1,046,041
__________________

(1)	IIF on captives as a percentage of total IIF.

(2)	RIF on captives as a percentage of total RIF.

(3)	RIF ceded under Reinsurance Transactions and included in primary RIF.

Provision for Losses. Our mortgage insurance provision for losses decreased significantly for the three and six months ended June 30, 2014, compared to the same periods of 2013. The following table details the financial impact of the significant components of our provision for losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
New defaults	$74.4	$116.3	$129.1	$210.2
Existing defaults, second-lien mortgages (“second-liens”), loss adjustment expenses (“LAE”) and other (1)	(10.1)	20.1	(15.7)	58.2
Provision for losses	$64.3	$136.4	$113.4	$268.4
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

Our mortgage insurance provision for losses for the three and six months ended June 30, 2014 decreased by $72.1 million and $155.0 million, respectively, as compared to the same periods in 2013. These decreases primarily were driven by a continued decline in new defaults and more favorable development in our estimate of future losses on default notices reported in prior years, mainly due to higher claim curtailments and higher cure rates in 2014.
Our first-lien primary default rate at June 30, 2014 was 5.8% compared to 9.7% at June 30, 2013. Our primary defaulted inventory comprised 48,904 loans at June 30, 2014, compared to 78,257 loans at June 30, 2013, representing a 37.5% decrease. The Freddie Mac Agreement contributed to this decrease by eliminating Radian Guaranty’s claim exposure on delinquent loans subject to the Freddie Mac Agreement. Our primary defaulted inventory further declined by an additional 2% in July 2014 from June 30, 2014. In addition to the impact of the Freddie Mac Agreement, the reduction in our primary defaulted inventory is the result of the total number of defaulted loans: (1) that have cured; (2) for which claim payments have been made; or (3) that have resulted in net insurance rescissions and claim denials, collectively exceeding the total number of new defaults on insured loans. New primary defaults for the three and six months ended June 30, 2014 decreased 22% and 20%, respectively, compared to the same periods in 2013. Although significant uncertainty remains, we currently expect total new defaults for 2014 to decrease approximately 19% as compared to 2013.
Since 2007, a slowdown in mortgage foreclosures has contributed to the sustained high level of our defaulted inventory. This slowdown has resulted in more defaults remaining unresolved for a longer period of time than has historically been the case. Consequently, in recent years, our primary defaulted inventory experienced an increase in its weighted average age, and because we apply higher estimated “default to claim rates” (rate at which defaulted loans are expected to result in claim) on our more aged delinquent loans, this has resulted in additional incurred losses. Our aggregate weighted average net default to claim rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated denials and rescissions, was approximately 47% at June 30, 2014, compared to 51% at June 30, 2013. This decline compared to 2013 is primarily attributable to a decrease in the proportion of pending claims within our defaulted inventory, which are assigned a default to claim rate of 100% before consideration of expected rescissions and denials. In addition, as discussed below, our estimated rates of insurance rescissions and claim denials have declined in recent periods after several years of elevated rates.

The following tables show additional information about our primary loans in default as of the dates indicated:

	June 30, 2014
			Projected Default to Claim Rate
			Gross (1)	Net (2)	Cure % During the 2nd Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	%	%	%	$	%
Missed payments:
Three payments or less	11,129	22.7%	23%	21%	32.4%	$108,904	8.9%
Four to eleven payments	10,404	21.3	48	43	17.8	211,574	17.3
Twelve payments or more	20,838	42.6	57	50	4.3	596,680	48.8
Pending claims	6,533	13.4	100	88	0.6	305,430	25.0
Total	48,904	100.0%	53%	47%		1,222,588	100.0%
IBNR and other						326,821
LAE						50,071
Total primary reserves						$1,599,480

	June 30, 2013
			Projected Default to Claim Rate
			Gross (1)	Net (2)	Cure % During the 2nd Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	%	%	%	$	%
Missed payments:
Three payments or less	14,241	18.2%	25%	22%	29.6%	$145,946	7.0%
Four to eleven payments	15,927	20.3	49	45	15.3	350,513	16.9
Twelve payments or more	33,071	42.3	57	49	4.0	903,343	43.4
Pending claims	15,018	19.2	100	89	0.4	680,794	32.7
Total	78,257	100.0%	58%	51%		2,080,596	100.0%
IBNR and other						284,844
LAE						55,235
Total primary reserves						$2,420,675
_________________

(1)	Represents the weighted average default to claim rate before consideration of estimated rescissions, denials and reinstatements of rescissions and denials for each category of defaulted loans.

(2)	Net of estimate of rescissions, denials and reinstatements of rescissions and denials.

The following table shows the number of primary and pool loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	June 30, 2014	December 31, 2013	June 30, 2013
Default Statistics—Primary Insurance:
Total Primary Insurance
Prime
Number of insured loans	756,344	741,554	711,042
Number of loans in default	30,012	37,932	50,575
Percentage of loans in default	3.97%	5.12%	7.11%
Alt-A
Number of insured loans	41,399	44,905	49,745
Number of loans in default	9,299	11,209	13,731
Percentage of loans in default	22.46%	24.96%	27.60%
A minus and below
Number of insured loans	37,719	40,930	45,680
Number of loans in default	9,593	11,768	13,951
Percentage of loans in default	25.43%	28.75%	30.54%
Total Primary
Number of insured loans (1)	845,534	839,249	806,467
Number of loans in default (2)	48,904	60,909	78,257
Percentage of loans in default	5.78%	7.26%	9.70%
Default Statistics—Pool Insurance:
Number of loans in default	8,461	11,921	15,212
______________________

(1)	Includes 10,072 and 11,860 insured loans subject to the Freddie Mac Agreement at June 30, 2014 and December 31, 2013, respectively.

(2)	Excludes 5,238 and 7,221 loans that are in default at June 30, 2014 and December 31, 2013, respectively, that are subject to the Freddie Mac Agreement, and for which we no longer have claims exposure.

The following table shows a rollforward of our primary loans in default:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning default inventory	53,119	85,109	60,909	93,169
Plus: New defaults (1)	11,454	14,646	23,567	29,492
Less: Cures (1)	10,930	13,464	24,575	30,361
Less: Claims paid (2)	4,698	6,593	10,747	12,153
Less: Rescissions (3)	166	249	347	436
Less: Denials (4)	(125)	1,192	(97)	1,454
Ending default inventory	48,904	78,257	48,904	78,257
__________________

(1)
Amounts reflected are compiled monthly based on reports received from loan servicers. The number of new defaults and cures presented includes the following monthly defaults that both defaulted and cured within the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Intra-period new defaults	4,271	5,002	13,382	15,908

(2)	Includes those charged to a deductible or captive.

(3)	Net of any previously rescinded policies or denied claims that were reinstated during the period. Such reinstated rescissions may ultimately result in a paid claim.

(4)	Net of any denied claims that were reinstated during the period. Such previously denied but reinstated claims are generally reviewed for possible rescission prior to any claim payment.
Our loss reserve estimate incorporates our future expectations with respect to future claim denials and insurance rescissions. These expectations are based on our recent experience with respect to the number of claims that have been denied due to the policyholder’s failure to submit sufficient documentation to perfect a claim within the time period permitted under our master insurance policy and also our recent experience with respect to the number of insurance certificates that have been rescinded due to fraud, underwriter negligence or other factors. Our mortgage insurance reserves also incorporate, for future rescissions and denials on defaulted loans, our expectations regarding the number of policies that we expect to reinstate as a result of our claims rebuttal process (see below for more information). Our current level of rescissions and denials remains elevated compared to historical levels, primarily due to legacy portfolio loans that remain in our defaulted inventory, as well as our efforts to review a substantial portion of our claims related to legacy portfolio loans for potential rescissions or denials. While the level of rescissions and denials has been declining in recent periods as our defaulted legacy portfolio continues to decline, we expect the level of rescissions and denials to remain elevated compared to historical levels as long as our legacy portfolio comprises a significant percentage of our defaulted inventory.
The table below shows the details related to the number of rescinded policies and denied claims for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rescinded policies:
Rescinded	(204)	(534)	(416)	(975)
Reinstated	38	285	69	539
Denied claims:
Denied	(816)	(2,677)	(2,097)	(4,783)
Reinstated	941	1,485	2,194	3,329
Total net rescissions and denials	(41)	(1,441)	(250)	(1,890)

The following table illustrates the impact of estimated future insurance rescissions and claim denials (net of estimated reinstatements) on our loss reserve estimates as of the dates indicated:

(In millions)	June 30, 2014	December 31, 2013	June 30, 2013
Decrease to our loss reserve due to estimated future rescissions and denials	$192	$247	$334
The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied, net of any reinstatements of previously rescinded policies or denied claims, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Rescissions	$17.7	$19.6	$33.8	$34.9
Denials	(6.2)	100.0	6.0	127.2
Total first-lien claims submitted for payment that were rescinded or denied (1)	$11.5	$119.6	$39.8	$162.1
__________________

(1)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.
Our reported rescission and denial activity in any given period is subject to challenge by our lender and servicer customers. We expect that a portion of previously rescinded policies will be reinstated and previously denied claims will be resubmitted with the required documentation and ultimately paid; therefore, we have incorporated this expectation into our IBNR reserve estimate. Our IBNR reserve estimate was $269.1 million and $281.9 million at June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, the IBNR reserve estimate of $269.1 million includes an estimate of future reinstatements of previously denied claims, rescinded policies and claim curtailments of $145.1 million, $104.4 million, and $6.5 million, respectively. These reserves relate to $202.3 million of claims that were denied within the preceding 12 months, $289.4 million of policies rescinded within the preceding 24 months, and $77.1 million of claim curtailments within the preceding 24 months, as well as a significant number of additional denials and rescissions that were denied or rescinded in earlier periods but remain the subject of continuing settlement discussions with certain of our lender and servicer customers.
Until a liability associated with such activities or discussions becomes probable and can be reasonably estimated, we consider our claim payments, rescissions, denials and curtailments to be resolved for financial reporting purposes. Under the accounting standard regarding contingencies, an estimated loss is accrued only if we determine that the loss is probable and can be reasonably estimated. As of June 30, 2014, a significant portion of our IBNR estimate of $269.1 million relates to one servicer, with whom we are currently in settlement discussions regarding a large population of disputed rescissions, denials, curtailments and potential insurance cancellations. For these populations, we have determined that a settlement is probable and that a loss can be reasonably estimated, and have reflected our best estimate of the expected loss related to the populations under discussion with this servicer in our financial statements, primarily as a component of our IBNR reserve. While our reserves include our best estimate of this loss, the outcome of the discussions or potential legal proceedings that could ensue is uncertain, and it is reasonably possible that a loss exists in excess of the amount accrued. Due to the dynamic nature of these discussions, the range of factors that could impact settlement negotiations and the inherent uncertainty of the outcome of such matters, we cannot estimate the amount of any additional loss that is reasonably possible.

Generally, we estimate our claim liability related to the potential future reinstatement of previously denied claims and rescinded policies by estimating an initial gross reinstatement rate at the time of denial or rescission, which then declines over a 12- or 24-month timeframe based on our expectation that there is a reduced likelihood that a reinstatement will occur as time passes from our initial decision regarding a denial or rescission. As of June 30, 2014, for previously denied claims, this initial gross reinstatement assumption begins at approximately 60% and declines to 0% after 12 months, while for previously rescinded policies, the initial assumed reinstatement rate begins at approximately 20% and declines to 0% after 24 months. Our IBNR reserve estimate also includes the projected potential impact from future estimated rescissions on reinstated denials. Therefore, at any particular point in time, our IBNR reserve estimate with respect to previously rescinded policies or denied claims is affected not only by our initial reinstatement assumption, but also by the length of time since the denial or rescission, our estimated likelihood of such reinstatements resulting in a paid claim, and the expected claim severity on such paid claims, as well as the potential outcome of any discussions with our lender and servicer customers regarding such rescissions or denials. In addition, as of June 30, 2014, our IBNR reserve estimate incorporates an ultimate overturn rate assumption of approximately 30% for previously curtailed claims.
The following table shows the projected net cumulative denial and rescission rates in our first-lien portfolio, net of both actual and expected reinstatements, as of June 30, 2014, with respect to claims received in each quarter indicated below:

Claim Received Quarter	Projected Net Cumulative Rescission/Denial Rate for Each Quarter (1)	Percentage of Total Claims Resolved (2)
Q4 2011	26.6%	100%
Q1 2012	23.5%	100%
Q2 2012	21.2%	100%
Q3 2012	18.4%	99%
Q4 2012	17.2%	97%
Q1 2013	17.3%	95%
Q2 2013	17.5%	93%
Q3 2013	13.9%	90%
Q4 2013	13.4%	86%
__________________

(1)
Projected net cumulative rescission/denial rates represent the ratio of claims rescinded or denied to claims received (by claim count). Rescissions and denials are net of actual reinstatements, plus our current estimate for expected reinstatements of previously rescinded policies or denied claims (excluding certain potential reinstatements we are in the process of discussing with servicers). These projected amounts represent the cumulative rates for each quarter as of June 30, 2014. Until all of the claims received during the periods shown have been internally resolved, the rescission/denial rates for each quarter will be subject to change; these rates also will remain subject to change based on differences between estimated and actual reinstatements of previously rescinded policies or denied claims.

(2)
The percentage of claims resolved for each quarter presented in the table above represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded, though such denials and rescissions could be challenged and potentially reinstated or overturned. For the first and second quarters of 2014, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the projected net cumulative rescission/denial rates for those periods are presently meaningful.

The following table shows information regarding our reserve for losses as of the dates indicated:

(In thousands)	June 30, 2014	December 31, 2013
Reserves for losses by category:
Prime	$701,718	$937,307
Alt-A	323,490	384,841
A minus and below	174,922	215,545
IBNR and other	326,821	347,698
LAE	50,071	51,245
Reinsurance recoverable (1)	22,458	38,363
Total primary reserves	1,599,480	1,974,999
Pool	104,424	169,682
IBNR and other	4,621	8,938
LAE	4,180	5,439
Total pool reserves	113,225	184,059
Total first-lien reserves	1,712,705	2,159,058
Second-lien and other (2)	1,976	5,295
Total reserve for losses	$1,714,681	$2,164,353
__________________

(1)	Primarily represents ceded losses on captive transactions and the Reinsurance Transactions.

(2)	Does not include second-lien reserve for premium deficiency.
The following table shows information regarding our average loss reserves per default:

	June 30, 2014	December 31, 2013
First-lien reserve per default (1)
Primary reserve per default excluding IBNR and other	$26,024	$26,717
Pool reserve per pool default excluding IBNR and other (2)	12,836	14,690
_________________

(1)	Calculated as total reserves excluding IBNR and other divided by total defaults.

(2)	If calculated before giving effect to deductibles and stop losses in pool transactions, the pool reserve per default at June 30, 2014 and December 31, 2013 would be $21,514 and $24,640, respectively.
Total mortgage insurance claims paid of $240.3 million and $547.2 million for the three and six months ended June 30, 2014, respectively, have decreased from claims paid of $326.4 million and $636.3 million for the three and six months ended June 30, 2013, respectively. The decrease in the three and six months ended June 30, 2014 compared to the same periods of 2013 is consistent with the overall decline in defaulted loans. We currently expect claims paid to be between $900 million and $1.0 billion in 2014.
Notwithstanding the improvements we have implemented in our claims review process, which have allowed us to pay valid claims more quickly than in previous periods, we continue to experience the effects of the foreclosure backlogs, servicer delays and loan modification programs that were prevalent during the economic downturn and have resulted in a reduced number of defaults going to claim.

In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. Since 2011, claim curtailments due to servicer noncompliance with our insurance policies and servicing guidelines have increased both in frequency and in size, which has contributed to a reduction in the severity of our claim payments during this period. Claim curtailments due to servicer noncompliance with our insurance policies and servicing guidelines were approximately $12.7 million and $26.8 million for the three and six months ended June 30, 2014, respectively, compared to approximately $19.4 million and $27.2 million for the three and six months ended June 30, 2013, respectively. While we cannot give assurance regarding the extent or level at which such claim curtailments will continue, we expect the trend of elevated claim curtailments to continue in light of well publicized issues in the servicing industry and our existing legacy portfolio of aged defaults.
The following table shows claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net claims paid:
Prime	$159,335	$217,878	$354,053	$418,395
Alt-A	37,368	46,059	83,559	95,150
A minus and below	26,675	33,213	59,961	60,699
Total primary claims paid	223,378	297,150	497,573	574,244
Pool	16,362	28,610	47,225	59,559
Second-lien and other	511	614	1,238	2,498
Subtotal	240,251	326,374	546,036	636,301
Impact of captive terminations	—	—	1,156	—
Total net claims paid	$240,251	$326,374	$547,192	$636,301
Average net claim paid (1):
Prime	$46.3	$46.0	$45.1	$47.4
Alt-A	55.9	52.5	55.4	56.1
A minus and below	37.8	34.1	37.2	35.6
Total average net primary claim paid	46.4	45.1	45.3	46.9
Pool	63.4	74.9	61.3	74.2
Second-lien and other	16.5	11.8	18.7	18.2
Total average net claim paid	$47.0	$46.5	$46.2	$48.3

Average direct primary claim paid (2)	$47.4	$47.2	$46.7	$49.2
Average total direct claim paid (2)	$48.0	$48.5	$47.5	$50.4
__________________

(1)	Net of reinsurance recoveries and without giving effect to captive terminations.

(2)	Before reinsurance recoveries and without giving effect to captive terminations.
Policy Acquisition Costs. Policy acquisition costs for the six months ended June 30, 2014 decreased compared to the same period in 2013 due to an increase in our persistency rate, which increases the expected life of our insurance policies and therefore slows down the amortization of policy acquisition costs. In comparison, policy acquisition costs for the six months ended June 30, 2013 reflected higher amortization as a result of a lower persistency rate, offset by higher ceding commissions received related to the QSR Transactions.
Other Operating Expenses.  Our other operating expenses for the three and six months ended June 30, 2014, compared to the same periods in 2013, reflect a significantly reduced impact from changes in the estimated fair value of cash-settled long-term incentive awards that are valued relative to Radian Group’s common stock price.
Interest Expense.  The results for the three and six months ended June 30, 2014 and 2013 reflect an allocation to the mortgage insurance segment from Radian Group of interest expense based on relative GAAP equity.

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
Financial Guaranty Portfolio
Net Par Outstanding
Our aggregate financial guaranty net par outstanding decreased approximately 15.5% in the first six months of 2014, from $23.9 billion as of December 31, 2013 to $20.2 billion as of June 30, 2014. We expect our net par outstanding will continue to decrease as our financial guaranty insured portfolio matures, we seek to reduce our financial guaranty net par outstanding, and counterparties potentially continue to terminate transactions early in accordance with their rights under such transactions. The reduction in our financial guaranty net par outstanding in the first six months of 2014 was primarily due to the walkaway terminations of eight CDOs, the commutation of two CMBS CDOs, the scheduled maturities of two corporate CDOs and the prepayments of public finance obligations, as well as the amortization of our financial guaranty insured portfolio.
The following tables show the distribution of our financial guaranty segment’s net par outstanding, by type of exposure, as a percentage of total net par outstanding and the related net claim (asset) liability and fair value net liability as of the dates indicated:

	June 30, 2014
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net Liability (3)
Type of Obligation	(In millions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported (4)	$5,052.8	25.0%	$21.2	$0.2
Healthcare and long-term care	2,282.9	11.3	12.8	0.5
Water/sewer/electric gas and investor-owned utilities	1,332.9	6.6	2.9	1.3
Education	1,003.3	5.0	(3.9)	—
Airports/transportation	924.7	4.6	(0.1)	27.5
Escrowed transactions (5)	677.6	3.3	—	—
Housing	27.4	0.1	—	—
Other public finance (6)	514.7	2.5	(16.8)	0.3
Total public finance (7)	11,816.3	58.4	16.1	29.8
Structured finance:
CDO	7,770.2	38.4	1.9	101.8
Asset-backed obligations	587.2	2.9	14.9	10.0
Other structured (8)	75.4	0.3	—	—
Total structured finance	8,432.8	41.6	16.8	111.8
Total	$20,249.1	100.0%	$32.9	$141.6

	December 31, 2013
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net Liability (3)
Type of Obligation	(In millions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported (4)	$5,266.0	22.1%	$12.9	$0.2
Healthcare and long-term care	2,358.3	9.9	11.1	0.8
Water/sewer/electric gas and investor-owned utilities	1,347.8	5.6	(9.6)	1.2
Education	1,075.9	4.5	(4.2)	—
Airports/transportation	907.2	3.8	(0.5)	27.5
Escrowed transactions (5)	917.9	3.8	—	—
Housing	36.9	0.2	—	—
Other public finance (6)	524.8	2.2	(12.9)	0.4
Total public finance (7)	12,434.8	52.1	(3.2)	30.1
Structured finance:
CDO	10,700.0	44.9	2.9	193.4
Asset-backed obligations	642.2	2.7	19.6	8.6
Other structured (8)	77.9	0.3	—	0.2
Total structured finance	11,420.1	47.9	22.5	202.2
Total	$23,854.9	100.0%	$19.3	$232.3
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

(4)	Includes $1.4 billion and $1.5 billion at June 30, 2014 and December 31, 2013, respectively, of tax supported revenue bonds.

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

(7)
Includes $2.4 billion at both June 30, 2014 and December 31, 2013, of international public finance insured obligations (which includes sovereign and sub-sovereign (collectively, “Sovereign”) indebtedness, of which $99.2 million and $101.2 million at June 30, 2014 and at December 31, 2013, respectively, is related to Greece, Spain, Italy, Hungary, Portugal and Ireland (collectively, the “Stressed European Countries”)).

(8)
Represents other types of structured finance obligations, including collateralized guaranteed investment contracts or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

In addition to our net par outstanding, we continue to have exposure to trade credit reinsurance and surety insurance and reinsurance. This exposure to these lines of business is measured using probable maximum loss (“PML”), which is the anticipated value of the largest potential loss affecting the insured exposure under a highly stressed scenario, while giving effect to any protective features (i.e. reinsurance or salvage). Based on our estimates, we believe the PML for our remaining trade credit and surety exposure was not material at June 30, 2014, and has not been material for the past several years. However, as discussed in Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements—Commitments and Contingencies—Other, we recently received claims relating to certain surety bonds, which we are in the process of disputing.

Credit Performance/Credit Quality
Unless otherwise indicated, the ratings of our financial guaranty obligations that are referenced in this report have been developed internally.
At June 30, 2014, the percentage of our total net par outstanding of obligations rated AAA, BBB and below investment grade (“BIG”) was 32.7%, 35.4% and 12.1%, respectively, compared to 38.5%, 34.7% and 9.2%, respectively, at December 31, 2013.
During the first six months of 2014, the AAA and BBB ratings categories of our insured portfolio experienced the largest reductions in both net par outstanding and as a percentage of our total net par outstanding, while the BIG ratings category experienced the largest increase in both net par outstanding and as a percentage of our total net par outstanding. The reduction in our AAA net par outstanding was primarily due to the scheduled maturities of two AAA-rated corporate CDOs, the commutation of one $599 million AAA-rated CMBS CDO, a counterparty terminating one AAA-rated $450 million CDO CMBS transaction on a walkaway basis (meaning that our counterparty was not obligated to pay any unaccrued premium or other amount to terminate the transaction) and the walkaway termination of one $449 million corporate CDO. The net par reduction in the BBB ratings category was primarily due to the downgrade to BIG during the first quarter of 2014 of $434 million net par outstanding of our insured indebtedness issued by the Commonwealth of Puerto Rico (“Puerto Rico”) and certain of its agencies and instrumentalities (our “Puerto Rico Exposure”) that had been rated investment grade as well as the upgrade of two corporate CDO transactions. See—Public Finance below for additional information regarding our Puerto Rico Exposure.
Public Finance. Our public finance insured portfolio continues to experience stress due to the current economic environment. In general, municipal governments have been negatively impacted by the most recent recession and subsequent period of limited economic growth. For example, there have been several municipal defaults and bankruptcy filings since the beginning of 2012.
In recent years, more hospitals have been experiencing a decrease in patient revenues as a result of a significant decline in patient volumes, increased charity care and limited increases in commercial and government reimbursements, particularly those from Medicare. Many healthcare institutions are reporting that further expense reduction efforts are unrealistic and that operating losses are expected as healthcare inflation outpaces weak revenue growth. We are beginning to see the negative impact on our insured hospitals’ operating margins. This trend is likely to continue at least through the remainder of 2014 and could result in further credit deterioration and require increases in our net claim liability and loss reserves related to our healthcare credits. While the impact of the implementation of the Patient Protection and Affordable Care Act on operating expenses, patient volumes and the level of charity care remains uncertain, it could result in unintended negative consequences, which could add to the financial burden of hospitals and other healthcare providers.
We have experienced some credit deterioration in our insured portfolio of other tax-supported bond transactions, and in particular, those transactions that are payable from real estate tax revenues derived from the value of real estate in narrowly defined special districts or from special assessments for improvements on certain properties. Declining property values have reduced the assessed value of the tax base in these jurisdictions, resulting in reduced tax revenues being available to pay interest and principal on these insured bonds. Where property values begin to increase, as has occurred recently in certain areas, there often is a lag between the rise of property values and the realization of corresponding higher tax revenues. We may experience further credit deterioration in these transactions, which would increase the likelihood that ultimately we would be required to make claim payments with respect to these bonds, especially those from special districts.
As of June 30, 2014, we had an aggregate of $445.8 million of net par outstanding (excluding escrowed transactions) related to our Puerto Rico Exposure. Included in our Puerto Rico Exposure as of June 30, 2014 is $233.0 million that is supported by the general obligations of Puerto Rico, facility lease payments by Puerto Rican governmental entities guaranteed by Puerto Rico or loan repayments of municipalities supported by Puerto Rico appropriations. The remaining $212.8 million of our Puerto Rico Exposure as of June 30, 2014 is secured by pledged revenues such as tolls, special taxes, electric, and water and sewer utility revenues. All of our Puerto Rico Exposure is on a secondary market or assumed basis, which may limit the availability of certain remedies to us.

In June 2014, Puerto Rico enacted the Puerto Rico Corporations Debt Enforcement and Recovery Act (the “Recovery Act”), which permits certain public corporations to seek protection from creditors through debt restructuring. General obligations of Puerto Rico and certain other obligations are excluded from the reach of the Recovery Act, but $212.8 million of our net par outstanding related to our Puerto Rico Exposure is potentially affected by this legislation. The Recovery Act may make Puerto Rico less likely to continue to provide the budgetary or liquidity support for this debt that it has previously provided. In response to the enactment of the Recovery Act, in July 2014, Standard & Poor’s Financial Services LLC (“S&P”), Moody’s Investor Service (“Moody’s”) and Fitch Ratings (“Fitch”) downgraded the credit rating of Puerto Rico and its debt to BB, B2 and BB- from BB+, Ba2 and BB, respectively. Due to the deteriorating financial condition of Puerto Rico, including the potential effects of February 2014 ratings downgrades of Puerto Rico and its debt, we downgraded all of our Puerto Rico Exposure in February 2014 to BIG ratings, and in July 2014, we further downgraded our exposure to Puerto Rico Electric Power Authority (“PREPA”) and Puerto Rico Highway & Transportation Authority (“PRHTA”) bonds, which we believe are most likely to be affected by the Recovery Act, as well as our exposure to Puerto Rico Aqueduct and Sewer Authority (“PRASA”) bonds.
We believe that the Recovery Act will most likely impact PREPA bonds first. PREPA faces significant liquidity issues with significant debt maturities in the third quarter of 2014. It also faces longer term challenges such as negative free cash flow, a dependence on oil to generate power that results in high electricity costs that are difficult to pass along to customers and significant capital needs. We also believe that there is a heightened risk that the new legislation may be applied to at least a portion of the PRHTA bonds in the future. PRHTA currently has approximately $2.2 billion of indebtedness to the Government Development Bank of Puerto Rico (“GDB”) and Puerto Rico is trying to reduce PRHTA’s dependency on GDB lines of credit to fund future operating shortfalls. As a result, we have further downgraded our ratings and increased our net claim liability on the PREPA and PRHTA bonds that we insure such that, as of June 30, 2014, our net claim liability for the PREPA bonds is $4.7 million, and for the PRHTA bonds is $7.2 million, including $7.1 million related to senior and subordinate PRHTA transportation bonds.
Puerto Rico has taken a number of significant steps to improve its budgetary position and financial condition and, in March 2014, it successfully sold $3.5 billion of general obligation bonds to address short term liquidity needs through 2015, at yields that although high, were below widely anticipated yields. Puerto Rico, however, remains in a multi-year recession and continues to suffer from high debt levels, persistent structural budget deficits that require additional borrowing and an under-funded pension system.
Puerto Rico’s governor continues to express a commitment to make timely payments of those obligations not subject to the new legislation. Puerto Rico and its debt securities remain vulnerable to volatile pricing and negative developments, including further ratings downgrades, which may constrain Puerto Rico’s future access to capital markets at reasonable cost. We can provide no assurances that Puerto Rico will not seek to restructure or impair any or all of our Puerto Rico Exposure, which, if such restructuring or impairment were to occur, could result in material losses.
As of June 30, 2014, we had an aggregate of $172.4 million of Sovereign net par outstanding, $101.2 million of which was rated at least investment grade, and $71.2 million of which was rated BIG. All of our BIG exposure relates to the Stressed European Countries whose Sovereign obligations have been under particular stress due to economic uncertainty, potential debt restructuring and ratings downgrades. Due to volatile economic conditions and political uncertainty, particularly in the Stressed European Countries, we believe that our Sovereign insured credits in the Stressed European Countries remain vulnerable to further credit deterioration, potential ratings downgrades and increases in our net claim liability.
Structured Finance. Overall, the transactions in our financial guaranty structured finance portfolio have generally continued to experience stable credit performance during the first half of 2014. The credit performance of our $6.1 billion corporate CDO portfolio continues to improve and we continue to have strong subordination remaining in our corporate CDO transactions. One of the corporate CDO transactions, with $0.3 billion of net par outstanding, is scheduled to mature later this year and the remaining 13 transactions, with $5.8 billion of net par outstanding, are scheduled to mature in 2017. All but $0.8 billion of the corporate CDO transactions we insure were rated AAA as of June 30, 2014.

We continue to see stabilization and improved performance across many of the transactions in our $820.5 million net par outstanding directly insured TruPs CDO portfolio. The collateral fundamentals of the bank issuers within these insured transactions continue to show improved performance. The number of cures of previous defaults and the repayment of interest payments previously deferred on the TruPs collateral has outpaced new initial defaults and interest payment deferrals by the TruPs issuers, (which deferrals are permissible for up to five years). The insurance company issuers in our TruPs CDO portfolio generally remain stable. During the second quarter of 2014, four TruPs CDO transactions were terminated early by one of our counterparties, which resulted in a reduction of our net par outstanding by $124.3 million. Our weighted average rating for our directly insured TruPs bonds was BBB at June 30, 2014 and December 31, 2013. As of June 30, 2014, $111.4 million of our net par outstanding related to one of the TruPs bonds we insure was rated BIG compared to $224.7 million of net par outstanding related to two TruPs bonds that we insured being rated BIG as of December 31, 2013.
As of June 30, 2014, we have only one remaining directly insured CDO of CMBS transaction with $430 million net par outstanding. In January 2014, our counterparty to a $450 million AAA-rated CDO of CMBS transaction exercised its right to terminate the transaction on a walkaway basis, and in June 2014, we commuted two of our three remaining CDOs of CMBS transactions. While the average total delinquencies in the collateral supporting our one remaining CDO of CMBS transaction decreased during the first six months of 2014, the average credit support of the tranches backing the transaction declined, the average loss severity across the CMBS backing the transaction increased slightly, and interest shortfalls occurred in five of the 40 CMBS tranches that back the transaction. Interest shortfalls were a result of: (1) reductions in the appraised value of properties, which allow servicers to stop making advances for interest and (2) expenses related to the liquidation of certain properties. While there has been some deterioration in the CMBS tranches underlying the transaction, it remains rated BBB- internally, a high level of subordination for this transaction remains, and we do not currently project principal losses for our insured tranche in the CDO. While Radian Asset Assurance insures all principal shortfalls for our CDO of CMBS transaction, claims for interest shortfalls are limited under the terms of our credit protection to the $0.6 million amount of contractual premium that we would otherwise be entitled to receive from the transaction. Although we project that future interest shortfalls will result in reductions in the amount of premiums we receive for a period of time, based on our internal cash flow projections, we also expect that such amounts will eventually be repaid to us. We continue to expect not to have to pay net claims on our CDO of CMBS transaction.
In April 2014, our counterparty to one of our two remaining CDO of collateralized loan obligation (“CLO”) transactions exercised its right to terminate the transaction on a walkaway basis. Our remaining transaction, a CLO of middle market loans that we insure in a second-to-pay position through a CDS (the “CLO Transaction”), was downgraded to B- from B+ during the second quarter of 2014. We downgraded this transaction, which had $377.3 million in net par outstanding as of June 30, 2014, due to our view that the credit quality of the underlying transaction had deteriorated as well as our view that the credit quality of the primary insurer of the CLO Transaction, MBIA Insurance Corporation (“MBIA”), had also deteriorated. As a result, we now estimate a probability weighted loss of $13.4 million on the CLO Transaction, which is net of expected proceeds we would receive on a series of hedges we have purchased on MBIA. If we were to incur losses on the CLO Transaction, we expect that they would not be payable until maturity in 2017. Losses for this transaction are difficult to estimate due to the illiquid nature and limited transparency of the collateral and with respect to MBIA.
In our insured RMBS transactions, we provide credit protection on $0.3 billion of net par outstanding as of June 30, 2014 on one or more tranches of securities backed by pools of residential mortgages of various types (e.g., prime, Alt-A, subprime). Included in our RMBS transactions is an aggregate of $91.0 million of net par exposure to 2006 and 2007 vintage RMBS, all of which has been assumed from our primary insurance customers. We consider this exposure to be particularly high risk RMBS exposure due to the historically high default rates and aggregate losses on RMBS originated in those years. As of June 30, 2014, 64.8% of our total RMBS net par outstanding was rated BIG, including 66.8% of our exposure to 2006 and 2007 vintage RMBS.

Quarter and Six Months Ended June 30, 2014 Compared to Quarter and Six Months Ended June 30, 2013
The following table summarizes the results of operations for our financial guaranty segment for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
($ in millions)	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Adjusted pretax operating (loss) income (1)	$(18.7)	$0.3	n/m	$(29.0)	$(3.6)	n/m
Net premiums written—insurance	0.4	0.1	n/m	1.2	(10.0)	n/m
Net premiums earned—insurance	10.5	15.2	(30.9)%	17.4	24.8	(29.8)%
Net premiums earned on derivatives	3.3	4.9	(32.7)	6.8	9.8	(30.6)
Net investment income	10.5	12.3	(14.6)	20.7	24.1	(14.1)
Provision for losses	5.1	3.9	30.8	10.7	4.0	n/m
Estimated present value of net credit losses (recoveries) incurred	11.3	(0.6)	n/m	10.8	(3.5)	n/m
Policy acquisition costs	1.7	3.5	(51.4)	3.3	9.0	(63.3)
Other operating expenses	9.2	9.7	(5.2)	18.8	24.0	(21.7)
Interest expense	15.9	15.7	1.3	30.5	28.9	5.5
________________________
n/m – not meaningful

(1)
Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of the Company’s business segments and to allocate resources to the segments.

Adjusted Pretax Operating (Loss) Income. The financial guaranty segment’s results for the three and six months ended June 30, 2014 reflect an adjusted pretax operating loss, primarily due to expected net credit losses on insured obligations valued at fair value in 2014 compared to expected recoveries of these insured transactions in the same periods of 2013.
Net Premiums Written and Earned.  The decrease in net premiums earned for the three and six months ended June 30, 2014 compared to the same periods in 2013 reflects a lower level of refundings on public finance exposures in 2014 compared to 2013. Net premiums written and earned for the six months ended June 30, 2013 reflect the impact of the commutation of the remaining $822.2 million net par reinsured by Radian Asset Assurance from Financial Guaranty Insurance Company (the “FGIC Commutation”), which decreased premiums written and earned by $12.6 million and $2.5 million, respectively.
The following table shows net premiums earned by our financial guaranty segment’s various product lines for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net premiums earned:
Public finance direct	$8,364	$8,614	$12,907	$15,814
Public finance reinsurance	1,491	5,903	3,170	7,350
Structured direct	182	152	408	352
Structured reinsurance	431	503	884	3,699
Trade credit reinsurance	—	—	2	—
Total premiums earned—insurance	10,468	15,172	17,371	27,215
Impact of commutations/recaptures	—	—	—	(2,447)
Total net premiums earned—insurance	$10,468	$15,172	$17,371	$24,768

Refundings included in total net premiums earned	$6,073	$10,288	$8,190	$15,041

Net Investment Income.  Our financial guaranty net investment income decreased for the three and six months ended June 30, 2014, compared to the same periods for 2013, primarily due to a decline in dividend income and lower yielding investment securities. Our current allocation to short-term and short duration investments remains high. This allocation, combined with certain sales of securities and subsequent reinvestment of longer duration securities in the low interest rate environment, has resulted in a lower yield profile for the portfolio. Both periods include an allocation to the financial guaranty segment of net investment income from Radian Group based on relative GAAP equity for this segment.
Provision for Losses. Our financial guaranty provision for losses for the three and six months ended June 30, 2014 primarily reflects the establishment of a reserve on our PREPA and PRHTA Puerto Rico Exposure as discussed above, compared to the same periods of 2013, which was partially offset by an increase in expected recoveries on several exposures.
The following tables show financial guaranty reserve for losses and claims paid as of or for the periods indicated:

(In thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Total reserve for losses	$28,270	$21,069	$25,629

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Total claims paid	$(75)	$2,825	$2,958	$44,683	(1)
______________________

(1)	Reflects the payment of $41.6 million related to the FGIC Commutation.
Estimated present value of net credit losses (recoveries) incurred. The increase in the estimated present value of net credit losses in the three and six months ended June 30, 2014 is primarily due to an increase in the estimated expected net credit loss on the CLO Transaction. See—Financial Guaranty Portfolio—Credit Performance/Credit Quality—Structured Finance for additional information regarding the CLO Transaction.
Policy Acquisition Costs.  Policy acquisition costs for the six months ended June 30, 2013 reflect the write-off of $3.3 million of acquisition costs as a result of the FGIC Commutation and lower commission income.
Other Operating Expense.  Our other operating expenses for the three and six months ended June 30, 2014, compared to the same period in 2013, reflect a significantly reduced impact from changes in the estimated fair value of cash-settled long-term incentive awards that are valued relative to Radian Group’s common stock price.
Interest Expense.  The results for the three and six months ended June 30, 2014 and 2013 reflect an allocation to the financial guaranty segment from Radian Group of interest expense based on relative GAAP equity.

Off-Balance Sheet Arrangements
There have been no material changes in the off-balance sheet arrangements specified in our 2013 Form 10-K. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for further information on our VIEs.
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of our business in the contractual obligations specified in our 2013 Form 10-K, except as follows:

•
In May 2014, we issued $300 million principal amount of the Senior Notes due 2019 and received net proceeds of approximately $294.4 million after deducting underwriting discounts and commissions and estimated offering expenses. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

•
In June 2014, in accordance with the optional redemption provisions of the notes, we redeemed all of the outstanding principal amount of our Senior Notes due 2015 at a price established in accordance with the indenture governing the senior notes. We paid $57.2 million to holders of the notes at redemption and recorded a loss of $2.8 million.

•	In connection with our acquisition of Clayton on June 30, 2014, our operating lease obligations have increased by approximately $6.7 million, which is payable over the next four years.

Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
Radian Group serves as the holding company for our operating subsidiaries and does not have any significant operations of its own. At June 30, 2014, Radian Group had immediately available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of approximately $790 million. This amount excludes certain additional cash and liquid investments that have been advanced from our subsidiaries for corporate expenses and interest payments.
Radian Group’s principal liquidity demands for the next 12 months are expected to include: (i) potential additional capital support for our mortgage insurance subsidiaries; (ii) the payment of dividends on our common stock; (iii) the payment of corporate expenses; and (iv) interest payments on our outstanding long-term debt. As of June 30, 2014, the holders of our $400 million in Convertible Senior Notes due 2019 are entitled to exercise their conversion rights during the three-month period ending September 30, 2014. The conversion amounts for these notes may be settled in cash. As a result, an additional liquidity event could occur during this period if the holders of these notes elect to exercise their conversion rights and we decide to settle the conversion amounts in cash. On a quarterly basis, we evaluate whether the conversion threshold requirements for our Convertible Senior Notes due 2017 and our Convertible Senior Notes due 2019 have been met. See Note 11 in our 2013 Form 10-K and Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.
In addition to existing available cash and marketable securities, Radian Group’s principal sources of cash include: (i) dividends from Radian Guaranty (to the extent permitted under applicable laws and regulations) and Clayton; and (ii) payments made to Radian Group under tax- and expense-sharing arrangements with our subsidiaries, as discussed below. Radian Guaranty’s ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance department approval. In light of the protracted period of losses for Radian Guaranty following the most recent financial crisis, we do not anticipate that Radian Guaranty will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance is permitted to pay future dividends, these dividends will be paid to its direct parent, Radian Guaranty, and not to Radian Group.
In May 2014, we issued $300 million principal amount of Senior Notes due 2019 and 17.825 million shares of our common stock at a public offering price of $14.50 per share. We received aggregate net proceeds from these offerings of $541.8 million after deducting underwriting discounts and commissions and estimated offering expenses. A portion of the proceeds from these offerings was used to fully fund the acquisition of Clayton. In addition, in accordance with the optional redemption provisions of our Senior Notes due 2015, we used a portion of the proceeds to redeem all of the remaining outstanding principal amount of these notes. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.
We expect to fund Radian Group’s short-term liquidity needs with: (i) existing cash and marketable securities; (ii) cash received under the expense-sharing arrangements with our subsidiaries, as further discussed below; and (iii) dividend payments from Clayton, as further discussed below.

If Radian Group’s current sources of liquidity are insufficient for Radian Group to fund its obligations, or if we otherwise decide to increase our liquidity position, Radian Group may seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.
At June 30, 2014, we did not have the intent to sell any debt securities classified as held to maturity or available for sale and in an unrealized loss position. We determined that it is more likely than not that we will have the ability to hold the securities until recovery of their cost basis or maturity.
Corporate Expenses and Interest Expense.  Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on all of our outstanding long-term debt other than the interest on our Convertible Senior Notes due 2019. Payments of such corporate expenses for the next 12 months, excluding interest payments on our long-term debt, are expected to be approximately $62.2 million. For the same period, payments of interest on our long-term debt are expected to be approximately $57.4 million. Substantially all of these amounts are reimbursed by our subsidiaries under our existing expense-sharing arrangements. These arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be modified or revoked at any time.
Additional Liquidity from Subsidiary. Radian Group expects to receive a modest amount of dividend payments over the next 12 months from positive cash flows generated by Clayton. Clayton’s activities are primarily driven by transaction volume, which is subject to fluctuation due to market conditions and depends on maintaining successful client relationships. Dividend payments from Clayton would be adversely impacted and funding support may be required for Clayton if unanticipated events and circumstances were to result in lower earnings than expected.
Capital Support for Subsidiaries. Radian Guaranty’s risk-to-capital ratio was 18.7 to 1 as of June 30, 2014. Given our financial projections for Radian Guaranty, which are subject to risks and uncertainties, we expect Radian Guaranty’s risk-to-capital ratio to generally trend down over time without the need for any additional capital contributions from Radian Group to satisfy applicable state insurance regulatory requirements.
In July 2014, we invested $20 million to capitalize a newly formed, wholly-owned insurance subsidiary of Radian Group. The strategic objective of this investment is to offer various mortgage insurance-related products, which are currently in a developmental stage.
The GSEs are in the process of revising their eligibility requirements for private mortgage insurers. As part of this process, the FHFA released proposed Private Mortgage Insurer Eligibility Requirements (“PMIERs”) for public comment on July 10, 2014. The PMIERs, when finalized and adopted, will establish the revised requirements that the GSEs will impose on private mortgage insurers, including Radian Guaranty, to remain eligible insurers of mortgage loans purchased by the GSEs. The proposed PMIERs include revised financial requirements (the “PMIERs Financial Requirements”) that are expected to replace the capital adequacy standards under the current GSE eligibility requirements. The proposed PMIERs Financial Requirements require a mortgage insurer’s “Available Assets” (as defined in the PMIERs, these generally include only the liquid assets of an insurer) to meet or exceed a risk-based minimum required asset amount (“Minimum Required Assets”) that is calculated based on net risk in force and a variety of measures designed to evaluate credit quality. Among other things, the proposed PMIERs exclude from Available Assets: (i) liquid assets received as premiums but not yet earned (“unearned premium reserves”); and (ii) certain subsidiary capital, including Radian Guaranty’s capital that is attributable to its ownership of Radian Asset Assurance.
The public comment period for the proposed PMIERs is expected to end on September 8, 2014. After the public comment period ends, the FHFA is expected to review and consider input before adoption of the final PMIERs. All aspects of the final PMIERs are expected to become effective 180 days after their final publication. The proposed PMIERs provide that approved mortgage insurers will be given an extended transition period of up to two years from the final publication date to be in compliance with the PMIERs Financial Requirements. Based on an estimated final publication date of the end of 2014, we expect Radian Guaranty to have a transition period through January 1, 2017 to comply with the PMIERs Financial Requirements. Approved insurers who fail to meet the PMIERs Financial Requirements when they become effective 180 days after their publication would operate under a transition plan during the transition period and would continue to be eligible insurers during that period.

Assuming the PMIERs were implemented in their current proposed form, we estimate that as of June 30, 2014, Radian Guaranty would have had Minimum Required Assets of $4.8 billion and Available Assets of $3.0 billion. After consideration of holding company cash balances of approximately $790 million as of June 30, 2014, and the extraordinary dividend of $150 million paid in July 2014 from Radian Asset Assurance to Radian Guaranty, Radian Guaranty’s estimated net shortfall in Available Assets was approximately $850 million as of June 30, 2014. We have derived these estimates independently and without verification from the GSEs. It is possible that the GSEs may apply the PMIERs differently than we have, which could change the size of our projected net shortfall in Available Assets.
We expect to fully comply with the PMIERs within the expected transition period, without the need to access the capital markets to raise additional capital, based upon: (i) our existing holding company cash and investments; (ii) our expectations regarding the ability to monetize our financial guaranty business (which had $1.2 billion of statutory capital and an additional $0.3 billion in claims-paying resources as of June 30, 2014) or otherwise utilize the capital in our financial guaranty business in a manner that is compliant with the PMIERs; and (iii) the potential to leverage various other options if needed, including external reinsurance. Currently, Radian remains an eligible mortgage insurer with the GSEs. See “Item 1A. Risk Factors—Radian Guaranty may fail to comply with applicable GSE eligibility requirements, including the final Private Mortgage Insurer Eligibility Requirements (“PMIERs”), which if adopted in their current proposed form, could negatively impact Radian Guaranty’s expected returns on equity, decrease Radian Guaranty’s new insurance written (“NIW”), and subject Radian Guaranty to extensive and more stringent operational requirements.”
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
Dividends.  Our quarterly common stock dividend is currently $0.0025 per share and, based on our current outstanding shares of common stock, we would require approximately $1.9 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as Radian Group, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of June 30, 2014, our capital surplus was $1.6 billion, representing our dividend limitation under Delaware law.
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
Radian Group—Long-Term Liquidity Needs
Our most significant needs for liquidity beyond the next 12 months are: (i) the repayment of our outstanding long-term debt, including $195.5 million principal amount of outstanding debt due in June 2017, $450 million principal amount of convertible debt due in November 2017, and, at our option, any related conversion premium that we elect to settle in cash, potentially $400 million of convertible debt due in March 2019 for which the principal amount and any conversion premium may, at our option, be settled in cash, and $300 million principal amount of outstanding debt due in June 2019; (ii) potential additional capital contributions to our mortgage insurance subsidiaries; and (iii) potential payments to the U.S. Department of the Treasury (“U.S. Treasury”) resulting from the examination of our 2000 through 2007 consolidated federal income tax returns by the Internal Revenue Service (“IRS”).

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
We are currently contesting proposed adjustments resulting from the IRS examination of the 2000 through 2007 tax years, which if sustained, will result in additional income taxes of approximately $128 million plus proposed penalties of approximately $42 million. Additionally, we would incur interest on any sustained adjustments. Radian Group and Radian Guaranty Reinsurance Inc. (“RGRI”) are parties to an Assumption and Indemnification Agreement with regard to these proposed adjustments. Through this agreement, Radian Group agreed to indemnify RGRI for the amount of any tax payments ultimately due to the IRS for the proposed adjustments, which relate to the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic Real Estate Mortgage Investment Conduit (“REMIC”) residual interests currently held by RGRI. This indemnification agreement was made in lieu of an immediate capital contribution to RGRI that otherwise would have been required for RGRI to maintain its minimum statutory surplus requirements in light of remeasurement as of December 31, 2011 of uncertain tax positions related to the portfolio of REMIC residual interests. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the IRS matter. We can provide no assurance regarding the outcome of this IRS matter, which may take several years to resolve. As such, there remains significant uncertainty with regard to the amount and timing of any potential payments under the indemnity agreement described above.
We expect to meet the long-term liquidity needs of Radian Group with a combination of: (i) available cash and marketable securities; (ii) private or public issuances of debt or equity securities, which we may not be able to do on favorable terms, if at all; (iii) cash received under expense-sharing arrangements with our subsidiaries; and (iv) dividends from our subsidiaries, including Clayton, to the extent available. Further, in response to the proposed PMIERs, which provide Radian Guaranty with no capital credit for its investment in Radian Asset Assurance, we have begun to pursue opportunities for monetizing Radian Asset Assurance, including a potential sale of the business. While we can provide no assurance that these efforts will be successful, the extent to which we are able to monetize all or a portion of Radian Asset Assurance could help reduce the amount that Radian Group ultimately may need to contribute to Radian Guaranty to satisfy the PMIERs Financial Requirements within the applicable transition period. Based on our current calculation of Radian Guaranty’s capital shortfall under the proposed PMIERs, we currently expect that Radian Guaranty’s compliance with the PMIERs Financial Requirements will depend, among other things, on Radian Group’s contributing a substantial portion all of its cash and investments to Radian Guaranty within the applicable transition period.
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
Mortgage Insurance
As of June 30, 2014, our mortgage insurance segment maintained claims paying resources of $2.7 billion, which consists of contingency reserves, statutory policyholders’ surplus, unearned premium reserves and loss reserves.

The principal demands for liquidity in our mortgage insurance business include the payment of claims and potential claim settlement transactions, operating expenses (including those allocated from Radian Group) and taxes. The principal sources of liquidity in our mortgage insurance business currently are insurance premiums, net investment income, capital contributions from Radian Group, and dividends from Radian Asset Assurance. Our mortgage insurance business has incurred significant losses over the past six years due to the housing and related credit market downturns. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a substantial portion of the funds necessary to satisfy their claim payments, operating expenses and taxes for the foreseeable future. We believe that we have the ability to fund any operating cash flow shortfall from sales and maturities of marketable securities in our investment portfolio maintained at our operating companies. In the event that we are unable to fund excess claim payments and operating expenses through the sale of these marketable securities and from maturing fixed-income investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid marketable securities held by our operating companies.
The amount, if any, and timing of Radian Asset Assurance’s dividend paying capacity will depend, in part, on the performance of our insured financial guaranty portfolio, including the establishment of, or change in, statutory reserves, as well as the amount we may pay to commute transactions. If the exposure in our financial guaranty business is reduced on an accelerated basis through the recapture or settlement of business from the primary customers in our financial guaranty reinsurance business or otherwise, we may have the ability to pay dividends to our mortgage insurance business more quickly and in a greater amount. However, if the performance of our financial guaranty portfolio deteriorates materially, Radian Asset Assurance may have limited or no capacity to pay dividends to Radian Guaranty. In the event of a default giving rise to a claim payment obligation in our financial guaranty business, the statutory policyholders’ surplus of Radian Asset Assurance (and consequently Radian Guaranty) would be reduced in an amount equal to the present value of our expected future net claim liability (net of taxes) for such transactions. Any significant reduction in statutory policyholders’ surplus could also reduce Radian Asset Assurance’s capacity to pay dividends to Radian Guaranty and Radian Asset Assurance could be restricted from paying dividends altogether without prior approval from the NYSDFS. See Business Conditions—Capital and Liquidity in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding Radian Asset Assurance’s payment of a $150 million extraordinary dividend to Radian Guaranty in July 2014, following approval from the NYSDFS. Radian Asset Assurance expects to request approval for an additional extraordinary dividend in 2015, but there can be no assurance that the NYSDFS will grant future requests for extraordinary dividends, and if granted, that they will not be subject to material conditions. Without future approvals of extraordinary dividends, Radian Asset Assurance will be unlikely to have the capacity to pay any dividends to Radian Guaranty, including ordinary dividends, for at least the next two years.
In light of the proposed PMIERs, which do not provide Radian Guaranty with any capital credit for its investment in Radian Asset Assurance, we are actively pursuing alternatives to monetize Radian Asset Assurance, including a potential sale of the business, and we expect to explore other alternatives to utilize the capital at Radian Asset Assurance in a manner that complies with the PMIERs. We are also exploring other alternatives, including external reinsurance, in order to reach full compliance with the final form of the PMIERs Financial Requirements within the transition period.
Freddie Mac Agreement
In connection with the closing under the Freddie Mac Agreement, Radian Guaranty deposited $205 million of investment securities into a collateral account. This account remains on our condensed consolidated balance sheets due to the rights that Radian Guaranty has with respect to those funds. Subject to certain conditions in the Freddie Mac Agreement, amounts in the collateral account may be released to Radian Guaranty from Freddie Mac over time to the extent that loss mitigation activity becomes final in accordance with the terms of the Freddie Mac Agreement. If the amount of loss mitigation activity that becomes final does not accumulate to $205 million prior to the termination of the Freddie Mac Agreement, then any remaining funds will be paid to Freddie Mac.

Financial Guaranty
As of June 30, 2014, Radian Asset Assurance maintained claims paying resources of $1.5 billion, which included $1.2 billion of statutory policyholders’ surplus, plus contingency reserves, unearned premium reserves, the present value of installment premiums and loss and LAE reserves. See Business Conditions—Capital and Liquidity in Note 1 and Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding Radian Asset Assurance’s recent payment to Radian Guaranty of a $150 million extraordinary dividend following approval from the NYSDFS, and its effect on Radian Asset Assurance’s claims paying resources and statutory policyholders surplus. Radian Asset Assurance expects to request approval for an additional extraordinary dividend in 2015, but there can be no assurance that the NYSDFS will grant future requests for extraordinary dividends, and if granted, that they will not be subject to material conditions. Without future approvals of extraordinary dividends, Radian Asset Assurance will be unlikely to have the capacity to pay any dividends to Radian Guaranty, including ordinary dividends, for at least the next two years.
The principal demands for liquidity in our financial guaranty business include the payment of operating expenses (including those allocated from Radian Group), claim and commutation payments, taxes and dividends to Radian Guaranty.
Radian Asset Assurance could be required under certain circumstances to pay its CDS counterparty the outstanding par amount with respect to four insured TruPs bonds (a “liquidity claim”). A liquidity claim may arise if an event of default under the TruPs bond (e.g., a failure to pay interest or a breach of a covenant requiring the maintenance of a certain level of performing collateral) existed as of the termination date of the CDS contract. The current termination dates of these CDS contracts occur in 2018 or 2019, but will automatically extend for additional one-year periods (but no later than the maturity date of the TruPs CDOs) unless the counterparty elects not to extend the termination date. If Radian Asset Assurance were required to pay a liquidity claim, the counterparty would be obligated under the CDS to pay Radian Asset Assurance cash periodically in an amount equal to any future amounts paid in respect of principal and interest on the insured TruPs bond. We do not currently expect a liquidity claim to occur. At June 30, 2014, the net par outstanding of the insured TruPs bonds that are potentially subject to a liquidity claim was $317.9 million and had a weighted average rating of BBB-.
In addition, Radian Asset Assurance continues to have similar liquidity claim exposure in relation to four additional TruPs CDO transactions pursuant to Radian Asset Assurance’s rights in a limited purpose vehicle (“LPV”) created in connection with the termination of several transactions in 2012. CDS transactions entered into by the LPV related to these TruPs CDOs include provisions that provide the LPV’s counterparty with substantially the same economic rights upon the occurrence of circumstances where a liquidity claim would have been payable by Radian Asset Assurance under certain terminated transactions. Although Radian Asset Assurance does not have the obligation to pay a liquidity claim on these TruPs CDOs, if one of these circumstances were to occur or would be expected to occur, Radian Asset Assurance’s future projected and actual salvage recovery from the LPV, which was approximately $79.0 million as of June 30, 2014, may be materially reduced or eliminated.
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

	Six Months Ended June 30,
(In thousands)	2014	2013
Net income (loss)	$377,592	$(220,672)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net (gains) losses on investments and other financial instruments, change in fair value of derivatives and net impairment losses recognized in earnings	(218,022)	221,381
Net payments related to derivative contracts and VIE debt (1)	(4,828)	(9,265)
Equity in loss (earnings) of affiliates	13	(1)
Net cash received (paid) for commutations, terminations, and recaptures (1)	1,105	(52,400)
Commutation-related charges	—	5,300
Deferred tax benefit	(531)	(24,468)
Depreciation and amortization, net	29,559	39,556
Change in:
Unearned premiums	12,789	74,124
Deferred policy acquisition costs	6,150	14,475
Reinsurance recoverables	21,523	23,454
Reserve for losses and LAE	(436,571)	(391,846)
Premium deficiency reserve (“PDR”)	848	623
Other assets	26,820	9,681
Other liabilities	(77,415)	18,488
Cash flows used in operations	$(260,968)	$(291,570)
_____________

(1)	Cash item.
Cash flows used in operating activities decreased slightly for 2014 compared to 2013, primarily as a result of a lower level of payments related to commutations.
Stockholders’ Equity
Stockholders’ equity was $1.6 billion at June 30, 2014, compared to $0.9 billion at December 31, 2013. The increase in stockholders’ equity resulted primarily from our net income of $377.6 million for 2014 and an increase in additional paid-in capital that resulted from the $247.4 million in net proceeds received in connection with our issuance of 17.825 million shares of our common stock in May 2014.
Ratings
Radian Group and our principal insurance subsidiaries have been assigned the ratings set forth in the chart below. We believe that ratings often are considered by others in assessing our credit strength and the financial strength of our insurance subsidiaries.

	Moody’s (1)	S&P (2)
Radian Group	B3	B-
Radian Guaranty	Ba2	BB-
Radian Insurance Inc.	(3)	(3)
Radian Mortgage Assurance Inc. (“RMAI”) (4)	Ba2	BB-
Radian Asset Assurance	Ba1	B+
___________________

(1)	Moody’s outlook for Radian Group and all our rated mortgage insurance subsidiaries is currently Positive. Moody’s outlook for Radian Asset Assurance is currently Negative.

(2)	S&P’s outlook for Radian Group and Radian Guaranty is currently Positive. The outlook for all other subsidiaries is currently Stable.

(3)	Not currently rated.

(4)	Currently, RMAI is not writing new business and has no RIF.

Recent Ratings Actions
On May 7, 2014, Moody’s upgraded Radian Group’s, Radian Guaranty’s and RMAI’s credit ratings from Caa1 to B3, Ba3 to Ba2 and Ba3 to Ba2, respectively, and maintained its “Positive” outlook for Radian Group, Radian Guaranty and RMAI. In making these ratings changes, Moody’s cited the following positives: (i) the potential for further improvements in profitability and related internal capital generation; (ii) continued improvement in visibility about legacy mortgage insurance losses; (iii) our high quality new business production; and (iv) the steadily improving housing finance environment.

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
We do not establish reserves for loans that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a “second loss position” (i.e., we are not required to make a payment until a certain aggregate amount of losses have already been recognized on a given group of loans), we initially calculate the reserve for defaulted loans in the transaction as if there were no deductible. If the existing deductible for a given structured transaction is greater than the aggregate reserve amount for the defaults contained within the transaction, we do not establish a reserve for the defaults, or if appropriate, we record a partial reserve. We do not establish loss reserves for expected future claims on insured mortgages that are not in default. See “—Reserve for Premium Deficiency” below for an exception to this general principle.

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
Our aggregate weighted average default to claim rate assumption (net of denials and rescissions) used in estimating our reserve for losses was 45% at June 30, 2014, compared to 47% at December 31, 2013. We develop our default to claim rate estimates on defaulted loans based on the age of the underlying defaulted loans, as measured by the number of monthly payments missed. As of June 30, 2014, our aggregate weighted average default to claim rate estimate on our total first-lien portfolio, net of estimated future denials and rescissions and excluding pending claims, was 39% and ranged from 19% for insured loans that had missed two to three monthly payments to 48% for such loans that had missed 12 or more monthly payments. Our estimate of expected insurance rescissions and claim denials (net of expected reinstatements) embedded in our default to claim rate is generally based on our experience over the past year, with consideration given for differences in characteristics between those rescinded policies and denied claims and the loans remaining in our defaulted inventory.
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
The elevated levels of our loss mitigation actions (the rate of rescissions and denials since 2009 and claim curtailments more recently) have led to an increased risk of litigation. Under our master insurance policy, any suit or action arising from any right of the insured under the policy must be commenced within two years after such right first arose and within three years for certain other policies, including certain pool insurance policies. We continue to face a significant number of challenges from certain lender customers regarding our loss mitigation actions, which have resulted in some reversals of our decisions regarding rescissions, denials and curtailments. Although we believe that our loss mitigation actions are justified under our policies, if we are not successful in defending these actions in any potential legal or other actions, including negotiated settlements, we may need to reassume the risk on, and increase loss reserves for, those policies or pay additional claims. The assumptions embedded in our estimated default to claim rate on our in-force default inventory include an adjustment to our estimated rescission and denial rate to account for the fact that we expect a certain number of policies to be reinstated and ultimately to be paid, as a result of valid challenges by such policy holders. As discussed above, we also establish reserves for IBNR defaults related to previously rescinded policies and denied or curtailed claims, which we believe are likely to be reinstated (in the case of previously rescinded policies) or resubmitted and paid (in the case of previously denied claims).

Generally, we estimate our claim liability related to the potential future reinstatement of previously denied claims and rescinded policies by estimating an initial gross reinstatement rate at the time of denial or rescission, which then declines over a 12- or 24-month time frame based on our expectation that there is a reduced likelihood that a reinstatement will occur as time passes from our initial decision regarding a denial or rescission. As of June 30, 2014, for previously denied claims, this initial gross reinstatement assumption begins at approximately 60% and declines to 0% after 12 months, while for previously rescinded policies, the initial assumed reinstatement rate begins at approximately 20% and declines to 0% after 24 months. Our IBNR reserve estimate also includes the projected potential impact from future estimated rescissions on reinstated denials. At any particular point in time, our IBNR reserve estimate with respect to previously rescinded policies or denied claims is affected not only by our initial reinstatement assumption, but also by the length of time since the denial or rescission, our estimated likelihood of such reinstatements resulting in a paid claim, the expected claim curtailments on such paid claims, as well as the potential outcome of any discussions with our lender and servicer customers regarding such rescissions or denials. In addition, as of June 30, 2014, our IBNR reserve estimate incorporates an ultimate overturn rate assumption of approximately 30% for amounts curtailed on previously paid claims.
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
We considered the sensitivity of first-lien loss reserve estimates at June 30, 2014 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 28% of unpaid principal balance at June 30, 2014), we estimated that our loss reserves would change by approximately $44 million at June 30, 2014. For every one percentage point change in pool claim severity (which we estimate to be 43% of unpaid principal balance at June 30, 2014), we estimated that our loss reserves would change by approximately $2 million at June 30, 2014. For every one percentage point change in our overall net default to claim rate (which we estimate to be approximately 45% at June 30, 2014), we estimated an approximately $29 million change in our loss reserves at June 30, 2014.
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
Reserve for Premium Deficiency
Insurance enterprises are required to establish a PDR if the net present value of the expected future losses and expenses for a particular product line exceeds the net present value of expected future premiums and existing reserves for that product line. We reassess our expectations for premiums, losses and expenses for our financial guaranty and mortgage insurance businesses at least quarterly and update our premium deficiency analyses accordingly. Expected future expenses include consideration of maintenance costs associated with maintaining records relating to insurance contracts and with the processing of premium collections. We also consider investment income in the premium deficiency calculation through the use of our pre-tax investment yield to discount certain cash flows for this analysis.
For our mortgage insurance business, we group our mortgage insurance products into two categories: first-lien and second-lien. To assess the need for a PDR on our first-lien insurance portfolio, we develop loss projections based on modeled loan defaults related to our current RIF. This projection is based on recent trends in default experience, severity and rates of defaulted loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid. As of June 30, 2014, our modeled loan default projections for our first-lien insured portfolio assume that the rate at which current loans will default has improved and will gradually return to normal historical levels over approximately the next two years.
For our first-lien insurance business, because the combination of the net present value of expected premiums and previously established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of June 30, 2014 or December 31, 2013. Assuming all other factors remained constant, if our assumed paid claim rate increased from approximately 6.2% to approximately 11.5%, we would be required to establish a PDR.
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
For our financial guaranty business, to determine whether a premium deficiency charge is necessary, we compare projected earned premiums and investment income to projected future losses, LAE, unamortized deferred acquisition costs and maintenance costs. If the sum of the costs exceeds the amount of the revenues, the excess is first charged against deferred acquisition costs and is referred to as a premium deficiency charge. For our financial guaranty business, no PDR was required as of June 30, 2014 or December 31, 2013.

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
At June 30, 2014, our total Level III assets were approximately 5.4% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.
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
RMBS, CMBS and Other Asset-Backed Securities (“ABS”)—The fair value of these instruments is estimated based on prices of comparable securities and spreads and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable. The fair value of any Level III securities is generally estimated by discounting estimated future cash flows.
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
Other investments—These securities primarily consist of deposit investments and short-term certificates of deposit, which are categorized in Level II or Level III of the fair value hierarchy, and a guaranteed investment contract held by one of our consolidated VIEs, which is categorized in Level III of the fair value hierarchy. The fair value of the Level III securities is generally estimated by discounting estimated future cash flows.
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
Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change primarily for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default; and (2) 86% of the aggregate net par outstanding of our corporate CDO transactions (as of June 30, 2014) provide our counterparties with an additional right to terminate these transactions that is currently exercisable at any time. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums based on our estimate of the probability of our counterparties exercising this termination right and the impact it would have on the remaining expected lifetime premium. We also cap the total estimated fair value of the contracts subject to termination such that none of these contracts are in a derivative asset position. As of June 30, 2014, 7% of the aggregate net par outstanding of our corporate CDO transactions was capped in this manner. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.
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

The reduction in our fair premium amount related to our non-performance risk is determined based on our estimate of the minimum fair premium that a market participant would require to assume the risks of our obligations. Approximately 7% of our corporate CDO contracts as of June 30, 2014 are subject to this minimum fair premium. Our non-performance risk adjustment currently results in a material reduction of our typical fair premium amounts, which in turn has a positive impact on the fair value of these derivatives.
Non-Corporate CDOs and Other Derivative Transactions
Our non-corporate CDO transactions include our guaranty of TruPs CDOs, CDOs of CMBS and CDOs backed by other asset classes such as: (i) municipal securities; (ii) synthetic financial guarantees of ABS; and (iii) project finance transactions. The fair value of our non-corporate CDOs and other derivative transactions is calculated as the difference between the present value of the expected future contractual premiums and our estimate of the fair premium amount for these transactions. The present value of expected future contractual premiums is determined based on the methodology described above for corporate CDOs. As of June 30, 2014, 94% of the aggregate net par outstanding of our non-corporate CDO contracts provide our counterparties with a right to terminate these transactions that is exercisable at any time. We also cap the total estimated fair value of the contracts subject to termination such that none of these contracts are in a derivative asset position. As of June 30, 2014, 18% of the aggregate net par outstanding of our non-corporate CDO transactions was capped in this manner. In all other instances, we utilize internal models to estimate the fair premium amount as described below. These credit derivatives are categorized in Level III of the fair value hierarchy.
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
Assumed Financial Guaranty Credit Derivatives
In making our determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of June 30, 2014 is based on the most recent available financial information, which is reported on a quarterly lag. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by the primaries from market data sources published by third parties (e.g., dealer spread tables for collateral similar to assets within the transactions being valued), as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the primaries’ valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for non-performance risk. The primaries’ models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the primaries’ valuations by: (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) analyzing and discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.
Other Financial Guaranty VIE Debt and Other Assets
We are the primary beneficiary for two other VIEs for which we have provided financial guarantees. These VIEs primarily consist of manufactured housing loans and VIE debt to note holders in the trust. The fair value of the VIE debt related to these other financial guaranty VIEs is estimated based on prices of comparable securities and spreads observed in the market. The overall net fair value for these transactions is determined using a discounted cash flow analysis, which is based on the current performance of the underlying collateral and the remaining subordination available to support the transaction. The present value of the insured cash flows is determined by using a discount rate that is equal to our CDS rate plus a risk-free rate. We utilize this model to determine the fair value of our exposure to these VIEs and to derive the fair value of the assets in these VIEs, which are reported within other assets on our condensed consolidated balance sheets.

The assets and VIE debt related to these transactions are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from these transactions is $103.6 million; however, we do not currently expect to pay any claims related to these two VIEs. At June 30, 2014, we recorded $90.4 million of other assets, $90.4 million of VIE debt and $0.02 million of other liabilities associated with these two VIEs.
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
When evaluating whether we are the primary beneficiary of a VIE, we determine which activities most significantly impact the economic performance of the VIE. As part of our qualitative analysis, we consider whether we have any contractual rights that would allow us to direct those activities. As of June 30, 2014, we are the primary beneficiary of our NIMS transaction and certain financial guaranty structured finance transactions. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer or, in some cases, the right to direct the sale of the VIE assets. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value.
Investments
We group assets in our investment portfolio into one of three main categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investments in securities not classified as held to maturity or trading securities are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income (loss). Investments classified as trading securities are reported at fair value, with unrealized gains and losses reported as a separate component of income. Short-term investments consist of money market instruments, certificates of deposit and highly liquid, interest-bearing instruments with an original maturity of three months or less at the time of purchase. Amortization of premium and accretion of discount are calculated principally using the interest method over the term of the investment. Realized gains and losses on investments are recognized using the specific identification method.
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
We are required to establish a valuation allowance against our DTA when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance. Our assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our DTA will be realized in future periods. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. In making this assessment, the primary negative evidence that we considered was our cumulative losses in recent years and the continued uncertainty regarding our future results. We also considered positive evidence when assessing the need for a valuation allowance, such as future reversals of existing taxable temporary differences, future projections of taxable income, taxable income within the applicable carryback periods and potential tax planning strategies. In assessing our need for a valuation allowance, the weight assigned to the effect of both negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses, as we have experienced. We will continue to assess the need to maintain a valuation allowance against our net DTAs at each reporting date. Recognition of our DTAs may be based on the continued improvement in operating results and increased certainty regarding our projected incurred losses, and our ability to sustain profitability over an appropriate time period in amounts that are sufficient to support a conclusion that it is more likely than not that all or a portion of our DTAs will be realized. It is reasonably possible that we could meet these criteria in the foreseeable future.
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

Goodwill and Other Intangible Assets, Net
Goodwill and other intangible assets were established primarily in connection with our acquisition of Clayton. Goodwill represents the estimated future economic benefits arising from the assets we have acquired that did not qualify to be identified and recognized individually, and includes the value of discounted expected future cash flows of Clayton, Clayton’s workforce, expected synergies with our other affiliates and other unidentifiable intangible assets. Goodwill is deemed to have an indefinite useful life and is subject to review for impairment annually, or more frequently, whenever circumstances indicate potential impairment. The value of goodwill is supported by revenue, which is driven primarily by transaction volume. Lower earnings over sustained periods can lead to impairment of goodwill, which could result in a charge to earnings.
Intangible assets, other than goodwill, primarily consist of Clayton’s client relationships, technology, trade name and trademarks, client backlog and non-competition agreements. Client relationships represent the value of the specifically acquired customer relationships and are valued using the excess earnings approach using estimated client revenues, attrition rates, implied royalty rates and discount rates. The excess earnings approach estimates the present value of expected earnings in excess of a traditional return on business assets. Technology represents proprietary software used for loan review, due diligence, managing the REO disposition process and performing surveillance of mortgage loan servicers. Trade name and trademarks reflect the value inherent in the recognition of the “Clayton” name and its reputation. Client backlog is the estimated present value of fees to be earned for services performed on loans currently under surveillance or REO assets under management. The value of a non-competition agreement is an appraisal of potential lost revenues that would arise from an individual leaving to work for a competitor or initiating a competing enterprise. For financial reporting purposes, intangible assets with finite lives are amortized over their applicable estimated useful lives in a manner that approximates the pattern of expected economic benefit from each intangible asset.
The calculation of the estimated fair value of goodwill and other intangibles requires the use of significant estimates and assumptions that are highly subjective in nature, such as attrition rates, discount rates, future expected cash flows and market conditions. The most significant assumptions relate to the valuation of goodwill and client relationships. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard regarding income taxes. This update provides guidance concerning the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward (the “Carryforwards”) is available. This accounting standard requires an entity to net its liability related to unrecognized tax benefits against the related deferred tax assets for the Carryforwards. A gross presentation will be required when the Carryforwards are not available under the tax law of the applicable jurisdiction or when the Carryforwards would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. This update is effective for fiscal years and interim periods within such years beginning after December 15, 2013. We adopted this update in the first quarter of 2014. As a result of our implementation of this new FASB guidance, our June 30, 2014 condensed consolidated balance sheet reflects a full valuation allowance against our DTAs as our remaining DTA was reduced by the reclassification of our liability for unrecognized tax benefits during the first quarter. The adoption of this update did not affect the recognition or measurement of uncertain tax positions and did not have a significant impact on our consolidated financial statements or disclosures. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
In May 2014, the FASB issued an update to the accounting standard regarding revenue recognition. This update is intended to provide a consistent approach in recognizing revenue. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. While this update does not change revenue recognition principles related to our insurance and derivative products, this update may be applicable to revenues from our new mortgage and real estate services segment, which will be included in our condensed consolidated statements of operations beginning with the third quarter of 2014. The provisions of this update are effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of this update.
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
We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at both June 30, 2014 and December 31, 2013 was $4.9 billion, of which 94% was invested in fixed-income securities. We calculate duration of our fixed-income securities, expressed in years, in order to estimate interest rate sensitivity of these securities. At June 30, 2014, a 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $160.2 million, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $172.3 million. At June 30, 2014, the average duration of the fixed-income portfolio was 3.4 years compared to 3.7 years at December 31, 2013, reflecting an increase in the percentage of short-term securities in the portfolio.
Credit Risk
A significant portion of our credit protection is in the form of CDS and other financial guaranty contracts that are marked to market through earnings. These financial guaranty derivative contracts generally insure obligations with considerable subordination beneath our exposure at the time of issuance. The underlying asset classes of these obligations include corporate entities, ABS, RMBS, CMBS, TruPs and related VIEs. The value of our financial guaranty derivative contracts are affected predominantly by changes in credit spreads. As credit spreads and ratings change, the value of these financial guaranty derivative contracts change and the resulting gains and losses are recorded in our operating results. We have also incorporated the market’s perception of our non-performance risk into the market value of our derivative instruments. We have determined that the fair value of our CDS and other financial guaranty contracts is materially exposed to changes in credit spreads, including our own credit spread. We have used and may continue to utilize various forms of credit enhancement in order to mitigate potential losses from changes in the credit ratings of our counterparties or the underlying collateral in our financial guaranty contracts.
Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following tables present the pre-tax change in the fair value of our insured derivatives portfolio and our VIE debt as a result of instantaneous shifts in credit spreads, as well as our own credit default spread as of June 30, 2014. These changes were calculated using the valuation methods described in “Critical Accounting Policies—Fair Value of Financial Instruments” above, which also includes a discussion of the material limitations of such methods. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated—Impact of Radian’s Non-performance Risk on Consolidated Results.” Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following tables. Radian Group’s five-year CDS spread was 2.87% at June 30, 2014 and reflects the perceived risk that investors associate with us, which we are required to consider when determining our fair values; the CDS spread actually used in the valuation of specific fair value liabilities is typically based on the remaining term of the insured obligation. Non-performance risk is commonly measured by default probability, with a credit spread tightening indicating a lesser probability of default. Radian Group’s five-year CDS spread at June 30, 2014 implies a market view that there is a 20.9% probability that Radian Group will default in the next five years, as compared to a 22.9% implied probability of default at December 31, 2013.

Corporate CDOs ($ in millions)
Weighted average credit spread	0.24%
Fair value of net assets	$(1.5)
	Increase (Decrease) in Fair Value Net Asset based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group’s CDS spread	$(6.0)	$(7.6)	$(9.3)
0 basis points change in Radian Group’s CDS spread	0.8	—	(0.9)
50% widening of Radian Group’s CDS spread	3.0	2.7	2.3
_______________________

Non-Corporate CDO related (1) ($ in millions)
Weighted average credit spread	1.32%
Fair value of net liabilities	$132.6
	Increase (Decrease) in Fair Value Net Liability based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group’s CDS spread	$61.5	$90.2	$118.2
0 basis points change in Radian Group’s CDS spread	(18.8)	—	18.7
50% widening of Radian Group’s CDS spread	(32.4)	(15.0)	1.7
___________________

(1)	Includes TruPs, CDOs of CMBS and other non-corporate CDOs and related VIEs.
Given the relatively high level of volatility in spreads, including our own CDS spread, for our derivative transactions and VIE debt, the sensitivities presented above are higher than our longer term historical experience. The range of a 50% tightening and widening was determined based on our current CDS spread and recent experience.
Foreign Exchange Rate Risk
As of June 30, 2014 and December 31, 2013 we did not hold any foreign currency denominated securities in our investment portfolio.
Equity Market Price
At June 30, 2014, the market value and cost of the equity securities in our investment portfolio was $232.5 million and $161.3 million, respectively. Included in the market value and cost of our equity securities at June 30, 2014 was $88.4 million and $83.1 million, respectively, of securities classified as trading securities. At December 31, 2013, the market value and cost of the equity securities in our investment portfolio was $225.8 million and $164.9 million, respectively. Included in the market value and cost of our equity securities at December 31, 2013 was $90.6 million and $86.8 million, respectively, of securities classified as trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $23.3 million as of June 30, 2014.
Our results of operations include compensation expenses associated with cash-settled long-term incentive awards, primarily all of which were issued in 2011 and 2012 in the form of performance-based restricted stock unit awards that vest at the end of three-year performance periods. The awards granted in 2011 vested and were paid to grantees in June 2014. The compensation expense related to all of these awards is based on the estimated fair value of the liability, and is impacted by changes in our stock price and, to a lesser extent, other factors. The related liability is adjusted quarterly based on changes in our current stock price during the period and other factors that we utilize to estimate the ultimate payout of each award. For the six months ended June 30, 2014 and 2013, changes in the estimated fair value of the liability for these long-term incentive awards were $8.5 million and $30.2 million, respectively, primarily due to changes in our stock price, which increased by $0.69 and $5.51, respectively, during the six-month periods ended June 30, 2014 and June 30, 2013.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2014, pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
We acquired Clayton on June 30, 2014, and it represented approximately 5.8% of our consolidated assets at June 30, 2014 and none of our consolidated revenues for the three-month period ended June 30, 2014. We are in the process of integrating Clayton’s operations, processes and internal controls. (See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding our acquisition of Clayton.) Although existing event driven controls were followed related to the business combination accounting for the acquisition of Clayton, due to the timing of the acquisition, the scope of our annual assessment of the effectiveness of internal control over financial reporting may not include Clayton. This exclusion would be in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.
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
On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken Loans Inc. (“Quicken”) in the U.S. District Court for the Eastern District of Pennsylvania. On September 5, 2012, Radian Guaranty filed an amended complaint. Radian Guaranty’s amended complaint seeks a declaratory judgment that it properly rescinded mortgage insurance coverage under Radian Guaranty’s master insurance policy and delegated underwriting endorsement for certain home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process. On October 25, 2012, Quicken answered Radian Guaranty’s amended complaint and asserted counterclaims against Radian Guaranty for alleged breach of contract and bad faith. On November 19, 2012, Radian Guaranty moved to dismiss Quicken’s counterclaims. On October 28, 2013, the court granted Radian Guaranty’s motion to dismiss in part and denied it in part. The court ruled that Quicken could not pursue a tort theory of bad faith and that Quicken had not stated a basis to toll the statute of limitations for any claims arising after the lawsuit was filed. The court permitted Quicken’s remaining claims to proceed at this stage. The parties agreed by stipulation that there are 507 loans at issue in this case, representing an aggregate RIF of approximately $29 million. Discovery has commenced in this litigation. Based on developments in this litigation during the second quarter of 2014, we have accrued an amount equal to our current estimate of the probable loss that may result from the resolution of this matter. However due to the inherent uncertainty in litigation and since the ultimate resolution of this legal proceeding may be influenced by factors outside of our control, it is possible that our estimated liability may change or that the actual resolution of this litigation may differ from our current estimate. Although we are unable to estimate any reasonably possible loss that may be incurred in excess of the amounts accrued in our financial statements, we believe that such losses, if incurred, would not be material.

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
In addition to the private lawsuits discussed above, we and other mortgage insurers have been subject to inquiries from the Minnesota Department of Commerce and the Office of the Inspector General of the U.S. Department of Housing and Urban Development (“HUD”), requesting information relating to captive reinsurance. We have cooperated with these requests for information. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) amended RESPA and transferred the authority to implement and enforce RESPA from HUD to the Consumer Financial Protection Bureau (“CFPB”). In January 2012, we and other mortgage insurers received a request for information and documents from the CFPB relating to captive reinsurance arrangements, and in June 2012, we and other mortgage insurers received a Civil Investigative Demand from the CFPB as part of its investigation to determine whether mortgage lenders and private mortgage insurance providers engaged in acts or practices in violation of the Dodd-Frank Act, RESPA and the Consumer Financial Protection Act. On April 4, 2013, we reached a settlement with the CFPB, which was approved by the U.S. District Court for the Southern District of Florida on April 9, 2013. The settlement concludes the investigation with respect to Radian Guaranty without the CFPB making any findings of wrongdoing. As part of the settlement, Radian Guaranty agreed not to enter into new captive reinsurance arrangements for a period of ten years and to pay a civil penalty of $3.75 million. We have not entered into any new captive reinsurance arrangements since 2007. During the high-claim years that followed the most recent economic downturn, captive arrangements have proven to represent a critical component of our loss mitigation strategy, effectively serving as designed to protect our capital position during a period of stressed losses. As of June 30, 2014, we had received total cash reinsurance recoveries from these captive reinsurance arrangements of approximately $814 million. In August 2013, Radian Guaranty and other mortgage insurers received a draft Consent Order from the Minnesota Department of Commerce, containing proposed conditions and unspecified penalties, to resolve its outstanding inquiries related to captive reinsurance arrangements involving mortgage insurance in Minnesota. We continue to cooperate with the Minnesota Department of Commerce and are engaged in active discussions with them with respect to their inquiries, including various alternatives for resolving this matter. We cannot predict the outcome of this matter or whether additional actions or proceedings may be brought against us.
Through June 30, 2014, Radian Asset Assurance has received a series of claims totaling €10.2 million ($13.9 million) from one of its trade credit and surety ceding companies related to surety bonds for Spanish housing cooperative developments. The ceding company is still in the process of settling additional similar claims, so the ultimate amount the ceding company will claim is uncertain. Based on information we received from the ceding company and the advice of our legal advisors, we believe that these claims are subject to a number of defenses, including that the risk under these surety bonds was not eligible for cession to Radian Asset Assurance under the terms and conditions of the applicable reinsurance treaties. We have rejected all claims related to these surety bonds and because we do not believe a loss is probable, we have not recorded a liability with respect to any of these claims. In May 2014, the ceding company sent us a demand to arbitrate this dispute, to which we have replied. Assuming we do not resolve this dispute, formal arbitration proceedings could commence as early as later this year. Without giving any consideration to our defenses, we believe the possible liability range for these surety bonds is from €10.2 million ($13.9 million), representing our share of the amount the ceding company reported paid and claimed from us through June 30, 2014, to €17.0 million ($23.1 million), representing our estimate of the maximum aggregate potential liability for current and future claims related to these surety bonds.

Item 1A. Risk Factors.
Radian Guaranty may fail to comply with applicable GSE eligibility requirements, including the final Private Mortgage Insurer Eligibility Requirements (“PMIERs”), which if adopted in their current proposed form, could negatively impact Radian Guaranty’s expected returns on equity, decrease Radian Guaranty’s new insurance written (“NIW”), and subject Radian Guaranty to extensive and more stringent operational requirements.
In order to be eligible to insure loans purchased by the GSEs, mortgage insurers must meet the GSEs’ eligibility requirements. If we fail to satisfy one or more of these requirements, Freddie Mac and/or Fannie Mae could restrict Radian Guaranty from conducting certain types of business with them or take actions that may include not purchasing loans insured by Radian Guaranty.
The current GSE eligibility requirements, which are in the process of being revised, impose financial and capital requirements as well as limitations on the type of risk that may be insured, standards for the diversification of risk, procedures for claims handling, standards for acceptable underwriting practices, and standards for certain reinsurance cessions, among other things. In addition, under the existing GSE eligibility requirements, in order to maintain the highest level of eligibility, mortgage insurers are required to maintain certain specified financial strength ratings from at least two of the ratings agencies. Because Radian Guaranty does not meet the financial strength rating requirements specified in the GSEs’ existing eligibility guidelines, Radian Guaranty currently is operating as an eligible insurer under remediation plans with the GSEs that describe how we intend to achieve consistent levels of operating profitability and ultimately regain higher financial strength ratings for Radian Guaranty. We cannot be certain whether, or for how long, either of the GSEs will continue to allow Radian Guaranty to operate as an eligible insurer under our remediation plans.
The GSEs are in the process of revising their eligibility requirements for private mortgage insurers. On July 10, 2014, the FHFA released proposed PMIERs for public comment. The PMIERs, when finalized and adopted, will establish the revised requirements that the GSEs will impose on private mortgage insurers, including Radian Guaranty, to remain eligible insurers of mortgage loans purchased by the GSEs. The proposed PMIERs include revised financial requirements (the “PMIERs Financial Requirements”) that are expected to replace the capital adequacy standards under the current GSE eligibility requirements. The proposed PMIERs Financial Requirements require a mortgage insurer’s “Available Assets” (as defined in the PMIERs, these generally include only the liquid assets of an insurer) to meet or exceed a risk-based minimum required asset amount (“Minimum Required Assets”) that is calculated based on net risk in force and a variety of measures designed to evaluate credit quality. Significantly for us, certain subsidiary capital, including Radian Guaranty’s capital that is attributable to its ownership of Radian Asset Assurance, is currently excluded from the definition of Available Assets under the proposed PMIERs.
The public comment period for the proposed PMIERs is expected to end on September 8, 2014. After the public comment period ends, the FHFA is expected to review and consider input before adoption of the final PMIERs. All aspects of the final PMIERs are expected to become effective 180 days after their final publication. The proposed PMIERs provide that approved mortgage insurers will have an extended transition period of up to two years from the final publication date to be in compliance with the PMIERs Financial Requirements. Based on an estimated final publication date of the end of 2014, we expect Radian Guaranty to have a transition period through January 1, 2017 to comply with the PMIERs Financial Requirements. Approved insurers who fail to meet the PMIERs Financial Requirements when they become effective 180 days after their publication would operate under a transition plan during the transition period and would continue to be eligible insurers during that period.
Assuming the PMIERs were implemented in their current proposed form, we estimate that as of June 30, 2014, Radian Guaranty would have had Minimum Required Assets of $4.8 billion and Available Assets of $3.0 billion. After consideration of holding company cash balances of approximately $790 million as of June 30, 2014, and the extraordinary dividend of $150 million paid in July 2014 from Radian Asset Assurance to Radian Guaranty, Radian Guaranty’s estimated net shortfall in Available Assets was approximately $850 million as of June 30, 2014. We have derived these estimates independently and without verification from the GSEs. It is possible that the GSEs may apply the PMIERs differently than we have, which could change the size of our projected net shortfall in Available Assets.

Based on the proposed PMIERs, we currently do not expect a need to raise external capital in order for Radian Guaranty to comply with the final PMIERs within the applicable transition period; however, this expectation assumes that we may contribute a substantial portion of our holding company cash and investments to Radian Guaranty, and also that we will be successful in: (1) monetizing Radian Asset Assurance, a direct subsidiary of Radian Guaranty, or otherwise utilizing a substantial amount of the capital in Radian Asset Assurance such that we are provided credit for such capital under the PMIERs; and/or (2) obtaining reinsurance for a portion of our mortgage insurance risk-in-force in a manner that is compliant with the PMIERs. In the event we are unable to successfully execute these or similar transactions or strategies, or such transactions are not available on terms that are acceptable to us, we may be required or decide to seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.
The amount of capital or capital relief that may be required to comply with the PMIERs also may be impacted by: (1) the performance of our mortgage insurance business, including our level of defaults, the losses we incur on new or existing defaults and the amount and credit characteristics of new business we write, among other factors; and (2) changes in the final PMIERs Financial Requirements from their proposed form that impact the amount of Radian Guaranty’s Minimum Required Assets or its Available Assets.
Although we expect to be able to retain Radian Guaranty’s eligibility status with the GSEs and to comply with the final PMIERs within the applicable transition period, we cannot provide any assurance that this will occur. Loss of Radian Guaranty’s eligibility status with the GSEs would likely have an immediate and material adverse impact on the franchise value of our mortgage insurance business and our future prospects, and a material negative impact on our results of operations and financial condition.
Absent a change in our mortgage insurance pricing, the more onerous financial requirements in the proposed PMIERs for new insurance written would likely have a negative impact on our returns on equity. Any potential change in our mortgage insurance pricing likely will depend on competition and our evaluation of projected risk-adjusted returns on the business we write, among other factors. An increase in pricing may not be feasible for a number of reasons, including competition from other private mortgage insurers, the FHA or other credit enhancement products.
The PMIERs Financial Requirements are most pronounced for delinquent loans, loans written between 2005 and 2008 that have not been refinanced through HARP and loans with higher LTVs and lower FICO scores. As a result, there is a possibility that we may choose to limit the type of business we are willing to write to avoid the increased financial requirements and the higher likelihood of default that are associated with loans with higher LTVs and lower FICO scores. This could reduce the amount of NIW we write, which could reduce our revenues and negatively impact the value of our mortgage insurance franchise.
The proposed PMIERs contain extensive requirements related to the operations of our mortgage insurance business, including requirements that may increase the cost of our business by imposing extensive and more stringent operational requirements in areas such as claim processing, loss mitigation, document retention, underwriting, quality control, reporting and monitoring, among others. The requirements in the proposed PMIERs, if adopted in their current form, could require changes to our business practices that may result in substantial additional costs in order to achieve and maintain compliance with the PMIERs.
Radian Group’s sources of liquidity may be insufficient to fund its obligations.
Radian Group serves as the holding company for our operating subsidiaries and does not have any significant operations of its own. Radian Group’s principal liquidity demands include funds for: (i) potential additional capital support for our mortgage insurance subsidiaries; (ii) the payment of dividends on our common stock; (iii) the payment of corporate expenses; (iv) interest payments on our outstanding long-term debt; (v) the repayment of our outstanding long-term debt, including $195.5 million principal amount of outstanding debt due in June 2017, $450 million principal amount of convertible debt due in November 2017, and, at our option, any related conversion premium that we elect to settle in cash, potentially $400 million of convertible debt due in March 2019 for which the principal amount and any conversion premium may, at our option, be settled in cash, and $300 million principal amount of outstanding debt due in June 2019; and (vi) potential payments to the U.S. Treasury resulting from the examination of our 2000 through 2007 consolidated federal income tax returns by the IRS.

At June 30, 2014, Radian Group had immediately available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of approximately $790 million, $20 million of which has been subsequently contributed to a newly formed, wholly-owned insurance subsidiary of Radian Group. The approximately $790 million of available cash and liquid investments as of June 30, 2014 excludes certain additional cash and liquid investments that have been advanced from our subsidiaries for corporate expenses and interest payments. Substantially all of Radian Group’s obligations to pay corporate expenses and interest payments on outstanding debt are reimbursed to Radian Group through the expense-sharing arrangements currently in place with its subsidiaries. Radian Guaranty’s risk-to-capital ratio was 18.7 to 1 as of June 30, 2014. Currently, given our financial projections for Radian Guaranty, we expect Radian Guaranty’s risk-to-capital ratio to generally trend down over time without the need for any additional capital contributions from Radian Group to satisfy applicable state insurance regulatory requirements; however, these projections are subject to risks and uncertainties and if actual results are significantly worse than predicted, Radian Guaranty could require additional contributions from Radian Group in order to comply with applicable insurance regulations. In addition, the NAIC is in the process of reviewing the minimum capital and surplus requirements for mortgage insurers and considering changes to these and other requirements in the Model Act. While the outcome of this process is not known, it is possible that the NAIC will recommend and adopt more stringent capital requirements that could increase the capital requirements for Radian Guaranty in states that adopt the new Model Act. Depending on the ultimate outcome of the NAIC proposals we may need to provide additional capital support to, or arrange additional capital relief for, Radian Guaranty.
Further, while we expect Radian Guaranty to have a transition period through January 1, 2017 to comply with the PMIERs Financial Requirements, if the PMIERs Financial Requirements are adopted in their proposed form, in addition to other potential actions, we may need to contribute a substantial portion of our existing holding company cash and liquid investments to Radian Guaranty in order for Radian Guaranty to comply with the PMIERs Financial Requirements. If this occurs, our financial flexibility may be significantly reduced, leaving us with limited funds to satisfy our financial obligations, including our long-term debt that is scheduled to mature in June and November of 2017. In this case, we would expect to seek to refinance this long-term debt, which we may not be able to do on attractive terms, if at all. See “Radian Guaranty may fail to comply with applicable GSE eligibility requirements, including the final Private Mortgage Insurer Eligibility Requirements (“PMIERs”), which if adopted in their current proposed form, could negatively impact Radian Guaranty’s expected returns on equity, decrease Radian Guaranty’s new insurance written (“NIW”), and subject Radian Guaranty to extensive and more stringent operational requirements.”
Radian Group’s U.S. consolidated federal income tax returns for tax years 2000 through 2007, which include the federal income tax returns of our wholly-owned subsidiary, RGRI, were examined by the IRS. We are currently contesting proposed adjustments resulting from the IRS examination of these tax years, which relate to the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMICs residual interests currently held by RGRI. If these adjustments were sustained, RGRI would be required to pay additional income taxes of approximately $128 million plus proposed penalties of approximately $42 million. Additionally, we would incur interest expense on any sustained adjustments. Radian Group has agreed to indemnify RGRI for any tax payments ultimately due to the IRS for the proposed adjustments. This indemnification was made in lieu of an immediate capital contribution to RGRI that otherwise would have been required for RGRI to maintain its minimum statutory surplus requirements in light of remeasurement as of December 31, 2011 of uncertain tax positions related to the portfolio of REMIC residual interests.
Cash flows from our investment portfolio, dividends from Clayton Holdings LLC (“Clayton”) and Radian Guaranty and permitted payments to Radian Group under tax- and expense-sharing arrangements with our subsidiaries are Radian Group’s principal sources of cash. Radian Group expects to receive a modest amount of dividend payments over the next 12 months from positive cash flows generated by Clayton and these potential dividend payments would be adversely impacted if unanticipated events and circumstances were to result in lower earnings than expected. See “We may fail to realize the anticipated benefits of the Clayton acquisition.” We do not anticipate that Radian Guaranty will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future in light of Radian Guaranty’s periods of operating losses. To the extent Radian Asset Assurance is able to declare dividends, these dividends will be paid to Radian Guaranty and not to Radian Group. The expense-sharing arrangements between Radian Group and our insurance subsidiaries, as amended, have been approved by applicable state insurance departments, but such approval may be revoked at any time.
In light of Radian Group’s long- and short-term needs, it is possible that our liquidity demands could exceed currently available holding company funds. If this were to occur, we may need to increase our available liquidity by incurring additional debt, by issuing additional equity or by selling assets, any of which we may be unable to do on favorable terms, if at all.

We face risks associated with incorporating Clayton into Radian Group.
The successful expansion of our business and operations resulting from the Clayton acquisition will require significant time, effort, attention and dedication of management and may strain our operational and financial resources. It is possible that incorporating Clayton and its businesses into Radian Group could result in changes to, or pressure on compliance with standards, controls, procedures and policies. This process could expose us to risks and challenges, including:

•	unanticipated issues in coordinating information, communication and other systems;

•	unexpected loss of key employees;

•	distraction of management attention from our other businesses;

•	failure to retain key customers; and

•	the need to modify operating and accounting controls and procedures.
In addition, while Clayton is not a defendant in litigation arising out of the financial crisis involving the issuance of residential mortgage-backed securities in connection with which it has provided services, it has been in the past, and may again be in the future, subpoenaed by various parties to provide documents and information related to such litigation, and there can be no assurance that Clayton will not be subject to future claims against it, whether in connection with such litigation or otherwise. It is possible that our exposure to potential liabilities resulting from Clayton’s business, some of which may be material or unknown, could exceed amounts we can recover through indemnification claims.
These types of challenges and uncertainties could have a material adverse effect on our business, cash flows, results of operations and financial condition.
We may fail to realize the anticipated benefits of the Clayton acquisition.
The Clayton acquisition is part of our growth and diversification strategy to pursue opportunities for providing services to the mortgage and real estate markets. The success of the Clayton acquisition will depend on, among other things, our ability to incorporate Clayton and its businesses into Radian Group in a manner that permits growth opportunities and does not disrupt existing client relationships or result in decreased revenues due to customer attrition or other factors. Clayton’s businesses are also subject to certain risks that may negatively affect the financial results for our mortgage and real estate services business segment, including, among others, the following:

•
Clayton’s revenue is dependent on a limited number of large customers that represent a significant proportion of Clayton’s revenues. Radian Guaranty also does business with many of these significant customers. In the event of a dispute between one of the significant customers and either Clayton or Radian Guaranty, the overall customer relationship for Radian could be negatively impacted. The loss or reduction of business from one or more of these significant customers could adversely affect our revenues and results of operations.

•
Clayton’s businesses are largely dependent on the health of the industries in which it participates. A significant portion of Clayton’s revenues in the first half of 2014 were related to the Single Family Rental market, including services Clayton provided in connection with certain debt financing and securitization transactions. This is an emerging market and the future prospects for this market are uncertain. In addition, we believe that the re-emergence of the non-agency residential mortgage-backed securitization market represents a potentially significant growth opportunity for Clayton’s loan review services. However, the size and timing for the return of this market are uncertain and will be impacted by market and regulatory factors, and there can be no assurance that we will realize the potential growth opportunities from this market.

•
Our goodwill and other intangible assets were established primarily in connection with our acquisition of Clayton. Goodwill represents the estimated future economic benefits arising from the assets we have acquired that did not qualify to be identified and recognized individually, and includes the value of expected future cash flows of Clayton, Clayton’s workforce, expected synergies with our other affiliates and other unidentifiable intangible assets. Goodwill is deemed to have an indefinite useful life and is subject to review for impairment annually, or more frequently, whenever circumstances indicate potential impairment. The value of goodwill is supported by revenue, which is driven primarily by transaction volume. Intangible assets other than goodwill primarily consist of customer relationships, client backlog, trade name and trademarks, software and non-competition agreements.

The calculation of the estimated fair value of goodwill and other intangibles requires the use of significant estimates and assumptions that are highly subjective in nature, such as attrition rates, discount rates, future expected cash flows and market conditions. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. If actual results differ from our assumptions, we may not realize the full value of our intangible assets and goodwill.
For these and other reasons there can be no assurance that the anticipated synergies and benefits from the transaction will be realized fully or at all. If we fail to realize the anticipated benefits of the Clayton acquisition, we may not realize the full value of our intangible assets and goodwill related to the acquisition, in which case we may be required to write down or write off all such intangible assets or goodwill. Such an impairment of our goodwill or intangible assets could have a material adverse effect on our results of operations.

Item 6. Exhibits.

Exhibit No.	Exhibit Name
2
Unit Purchase Agreement, dated as of May 6, 2014, by and among (i) Radian Group Inc., (ii) Clayton Holdings LLC and (iii) Cobra Green LLC, a Delaware limited liability company, and Paul T. Bossidy (incorporated by reference to Exhibit 2 to the Registrant's Form 10-Q (file no. 1-11356) for the quarterly period ended March 31, 2014).

4.1
Senior Indenture, dated as of March 4, 2013, between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 27, 2013, and filed on March 4, 2013).

4.2
Second Supplemental Indenture, dated as of May 13, 2014, between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 7, 2014, and filed on May 13, 2014).

4.3	Form of 5.500% Senior Note due 2019 (included as Exhibit A to Second Supplemental Indenture in Exhibit 4.2).
*+10.1	2014 Performance-Based Restricted Stock Unit Grant Letter under the 2014 Equity Compensation Plan, dated as of June 17, 2014, between the Registrant and Sanford A. Ibrahim
*+10.2	2014 Stock Option Agreement under the 2014 Equity Compensation Plan, dated as of June 17, 2014, between the Registrant and Sanford A. Ibrahim
*+10.3	2014 Performance-Based Restricted Stock Unit Grant Letter under the 2014 Equity Compensation Plan, dated as of June 17, 2014, between the Registrant and C. Robert Quint
*+10.4	2014 Stock Option Agreement under the 2014 Equity Compensation Plan, dated as of June 17, 2014, between the Registrant and C. Robert Quint
*+10.5	Form of 2014 Performance-Based Restricted Stock Unit Grant Letter under the 2014 Equity Compensation Plan
*+10.6	Form of 2014 Stock Option Agreement under the 2014 Equity Compensation Plan
*+10.7	Employment Agreement between the Registrant and Paul T. Bossidy, dated as of May 1, 2014.
*12	Statement of Ratio of Earnings to Fixed Charges
*31	Rule 13a - 14(a) Certifications
**32	Section 1350 Certifications
*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity for the six months ended June 30, 2014 and 2013, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

_______________________
* Filed herewith.
** Furnished herewith.
+ Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

August 8, 2014	/s/ C. ROBERT QUINT
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
2
Unit Purchase Agreement, dated as of May 6, 2014, by and among (i) Radian Group Inc., (ii) Clayton Holdings LLC and (iii) Cobra Green LLC, a Delaware limited liability company, and Paul T. Bossidy (incorporated by reference to Exhibit 2 to the Registrant's Form 10-Q (file no. 1-11356) for the quarterly period ended March 31, 2014).

4.1
Senior Indenture, dated as of March 4, 2013, between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 27, 2013, and filed on March 4, 2013).

4.2
Second Supplemental Indenture, dated as of May 13, 2014, between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 7, 2014, and filed on May 13, 2014).

4.3	Form of 5.500% Senior Note due 2019 (included as Exhibit A to Second Supplemental Indenture in Exhibit 4.2).
*+10.1	2014 Performance-Based Restricted Stock Unit Grant Letter under the 2014 Equity Compensation Plan, dated as of June 17, 2014, between the Registrant and Sanford A. Ibrahim
*+10.2	2014 Stock Option Agreement under the 2014 Equity Compensation Plan, dated as of June 17, 2014, between the Registrant and Sanford A. Ibrahim
*+10.3	2014 Performance-Based Restricted Stock Unit Grant Letter under the 2014 Equity Compensation Plan, dated as of June 17, 2014, between the Registrant and C. Robert Quint
*+10.4	2014 Stock Option Agreement under the 2014 Equity Compensation Plan, dated as of June 17, 2014, between the Registrant and C. Robert Quint
*+10.5	Form of 2014 Performance-Based Restricted Stock Unit Grant Letter under the 2014 Equity Compensation Plan
*+10.6	Form of 2014 Stock Option Agreement under the 2014 Equity Compensation Plan
*+10.7	Employment Agreement between the Registrant and Paul T. Bossidy, dated as of May 1, 2014.
*12	Statement of Ratio of Earnings to Fixed Charges
*31	Rule 13a - 14(a) Certifications
**32	Section 1350 Certifications
*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity for the six months ended June 30, 2014 and 2013, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

_______________________
* Filed herewith.
** Furnished herewith.
+ Management contract, compensatory plan or arrangement.