Form 10-Q
period 2014-09-30
RADIAN GROUP INC
filed 2014-11-06
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 191,051,817 shares of common stock, $0.001 par value per share, outstanding on November 3, 2014.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The list which follows includes the definitions of various abbreviations and acronyms used throughout this report, including the Condensed Consolidated Financial Statements, the Notes to Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Term	Definition
2013 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2013
ABS	Asset-backed securities
Alt-A	Alternative-A loan where the borrower’s FICO score is generally lower and there is limited documentation
AOCI	Accumulated other comprehensive income (loss)
Appeals	Internal Revenue Service Office of Appeals
Available Assets	As defined in the proposed PMIERs, these assets generally include only the liquid assets of an insurer and exclude Unearned Premium Reserves and certain subsidiary capital
BofA Settlement Agreement
The Confidential Settlement Agreement and Release dated September 16, 2014, by and among Radian Guaranty and Countrywide Home Loans, Inc. and Bank of America, N.A., as a successor to BofA Home Loan Servicing f/k/a Countrywide Home Loan Servicing LP, in order to resolve various actual and potential claims or disputes as to mortgage insurance coverage on certain Subject Loans

Basel II	The June 2005 update to the Basel Capital Accord
Basel III	The September 2010 update to the Basel Capital Accord
BIG	Below investment grade
Carryforwards	Net operating loss carryforward and tax credit carryforward, collectively
CDO	Collateralized debt obligation
CDS	Credit default swap
CDX	A widely traded, observable credit default swap index based on a standardized, synthetic corporate collateralized debt obligation, used as a benchmark of relevant market data for valuation purposes
CFPB	Consumer Financial Protection Bureau
CLO Transaction	A collateralized loan obligation of middle market loans that we insure in a second-to-pay position through a credit default swap
Claim Severity	The percentage of the total claim amount paid
Clayton	Clayton Holdings LLC, a Delaware domiciled indirect non-insurance subsidiary of Radian Group
CMBS	Commercial mortgage-backed security
Convertible Senior Notes due 2017	Our 3.000% convertible unsecured senior notes due November 2017 ($450 million principal amount)
Convertible Senior Notes due 2019	Our 2.250% convertible unsecured senior notes due March 2019 ($400 million principal amount)
Default to Claim Rate	Rate at which defaulted loans result in a claim
Deficiency Amount	The assessed tax liabilities, penalties and interest associated with a formal Notice of Deficiency
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DTAs	Deferred tax assets
DTLs	Deferred tax liabilities
Early Stage Default	A default for which the foreclosure sale has not been scheduled or held
EFSG	Enhance Financial Services Group Inc., a New York domiciled non-insurance subsidiary of Radian Group
Exchange Act	Securities and Exchange Act of 1934, as amended

Term	Definition
Extraordinary Dividend	A dividend distribution required to be approved by an insurance company’s primary regulator that is greater than would be permitted as an ordinary dividend, which does not require regulatory approval
FASB	Financial Accounting Standards Board
FGIC	Financial Guaranty Insurance Company
FGIC Commutation	The January 2013 commutation of the remaining $822.2 million net par outstanding that had been reinsured by Radian Asset Assurance from FGIC
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FICO	Fair Isaac Corporation
First-liens	First-lien mortgage loans
Flow business
With respect to mortgage insurance, transactions in which mortgage insurance is provided on mortgages on an individual loan basis as they are originated. Flow business contrasts with Structured Transactions, in which mortgage insurance is provided on a group of mortgages after they have been originated

Foreclosure Stage Default	The Stage of Default indicating that the foreclosure sale has been scheduled or held
Freddie Mac Agreement	The Master Transaction Agreement between Radian Guaranty and Freddie Mac entered into in August 2013
Future Legacy Loans	With respect to the BofA Settlement Agreement, Legacy Loans where a claim decision has been or will be communicated by Radian Guaranty after February 13, 2013
GAAP	Accounting principles generally accepted in the United States of America
GSEs	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
HARP	Home Affordable Refinance Program
HARP 2	The FHFA’s extension of and enhancements to the HARP program
HUD	U.S. Department of Housing and Urban Development
IBNR	Incurred but not reported
IIF	Insurance in force
Implementation Date	With respect to the BofA Settlement Agreement, a date to be determined by the parties that is within 90 days of receipt of consent by the GSEs
Initial QSR Transaction	Initial quota share reinsurance agreement entered into with a third-party reinsurance provider in the second quarter of 2012
Insureds	With respect to the BofA Settlement Agreement, Countrywide Home Loans, Inc. and Bank of America, N.A., as a successor to BofA Home Loan Servicing f/k/a Countrywide Home Loans Servicing LP
IRS	Internal Revenue Service
JPMorgan	JPMorgan Chase Bank, N.A. and its affiliates
LAE	Loss adjustment expenses, which include the cost of investigating and adjusting losses
Legacy Loans
With respect to the BofA Settlement Agreement, loans that were originated or acquired by an Insured and were insured by Radian Guaranty prior to January 1, 2009, excluding such loans that were refinanced under HARP 2

Legacy Portfolio	Mortgage insurance written during the poor underwriting years of 2005 through 2008, together with business written prior to 2005
Loss Mitigation Activity/Activities	Activities such as rescissions, denials, claim curtailments and cancellations
LPV	A limited purpose vehicle created in connection with the termination of six TruPs transactions in 2012
LTV	Loan-to-value which is calculated as the percentage of the original loan amount to the original value of the property

Term	Definition
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Minimum Required Assets	A risk-based minimum required asset amount as defined in the proposed PMIERs
Monthly Premium	Premiums on mortgage insurance products paid on a monthly installment basis
Moody’s	Moody’s Investor Service
MPP Requirement
Certain states’ statutory or regulatory risk-based capital requirement that the mortgage insurer must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels

NAIC	National Association of Insurance Commissioners
NIMS	Net interest margin securities
NIW	New insurance written
NOL	Net operating loss
NYSDFS	New York State Department of Financial Services
OCI	Other comprehensive income (loss)
PDR	Premium deficiency reserve
PMIERs	Private Mortgage Insurer Eligibility Requirements issued by the FHFA for public comment on July 10, 2014
PMIERs Financial Requirements	Financial requirements of the PMIERs
PML	Probable maximum loss, representing the anticipated value of the largest potential loss affecting the insured exposure under a highly stressed scenario
PREPA	Puerto Rico Electric Power Authority
PRHTA	Puerto Rico Highway & Transportation Authority
Primaries	Counterparties to certain reinsurance transactions, which are the primary insurers of the underlying credits
Puerto Rico	The Commonwealth of Puerto Rico
Puerto Rico Exposure	Indebtedness issued by Puerto Rico and certain of its agencies and instrumentalities and insured by Radian Asset Assurance
QSR	Quota share reinsurance
QSR Reinsurance Transactions	The Initial QSR Transaction and Second QSR Transaction, collectively
Quicken	Quicken Loans Inc.
Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Asset Assurance	Radian Asset Assurance Inc., a New York domiciled insurance subsidiary of Radian Guaranty
Radian Group	Radian Group Inc., the registrant
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group
Radian Insurance	Radian Insurance Inc., a Pennsylvania domiciled insurance subsidiary of Radian Guaranty
RBC States	Risk-based capital states, which are those states that currently impose a statutory or regulatory risk-based capital requirement
Recovery Act	The Puerto Rico Public Corporations Debt Enforcement and Recovery Act
Refunding	Recognition of remaining unearned premium that is earned upon redemption or other retirement (including defeasance) of a security that our financial guaranty segment insures
REMIC	Real Estate Mortgage Investment Conduit
REO	Real Estate Owned
RESPA	Real Estate Settlement Procedures Act of 1974

Term	Definition
RGRI	Radian Guaranty Reinsurance Inc., a Pennsylvania domiciled insurance subsidiary of EFSG
RIF	Risk in force
Risk-to-capital	Under certain state regulations, a minimum ratio of statutory capital calculated relative to the level of net risk in force
RMAI	Radian Mortgage Assurance Inc., a Pennsylvania domiciled insurance subsidiary of Radian Guaranty
RMBS	Residential mortgage-backed securities
S&P	Standard & Poor’s Financial Services LLC
SAP	Statutory accounting practices include those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Second QSR Transaction	Second quota share reinsurance transaction entered into with a third-party reinsurance provider in the fourth quarter of 2012
Second-liens	Second-lien mortgage loans
Senior Notes due 2015	Our 5.375% unsecured senior notes due June 2015 ($250 million principal amount)
Senior Notes due 2017	Our 9.000% unsecured senior notes due June 2017 ($195.5 million principal amount)
Senior Notes due 2019	Our 5.500% unsecured senior notes due June 2019 ($300 million principal amount)
Servicing Only Loans
With respect to the BofA Settlement Agreement, loans other than Legacy Loans that were or are serviced by the Insureds and were 90 days or more past due as of July 31, 2014, or if servicing has been transferred to a servicer other than the Insureds, 90 days or more past due as of the transfer date

Settlement Agreement	An agreement between Quicken Loans Inc. and Radian Guaranty, effective August 15, 2014, to settle and fully resolve certain litigation
Single Premium	Premiums on mortgage insurance products paid in a single payment at origination
Sovereign	Sovereign and sub-Sovereign, collectively
Stage of Default	The stage a loan is in relative to the foreclosure process, based on whether or not a foreclosure sale has been scheduled or held (i.e., Early Stage Defaults and Foreclosure Stage Defaults)
Statutory RBC Requirement	Risk-based capital requirement imposed by the RBC States, requiring a minimum surplus level and, in certain states, a minimum ratio of statutory capital relative to the level of Risk-to-capital
Stressed European Countries	Greece, Spain, Italy, Hungary, Portugal and Ireland, collectively
Structured Transactions
With respect to mortgage insurance, transactions in which mortgage insurance is provided on a group of mortgages after they have been originated. Structured Transactions contrast with Flow business, in which mortgage insurance is provided on mortgages on an individual loan basis as they are originated

Subject Loans	Loans covered under the BofA Settlement Agreement, comprising Legacy Loans and Servicing Only Loans
Terminated TruPs Bonds	TruPs bonds underlying certain TruPs collateralized debt obligations that were terminated in a commutation transaction in 2012
Time in Default	The time period from the point a loan reaches default status (based on the month the default occurred) to the current reporting date
TruPs	Trust preferred securities
TruPs Liquidity Claim
An obligation of Radian Asset Assurance to pay its CDS counterparty the outstanding par amount with respect to four insured TruPs bonds, which may arise if an event of default under any of these TruPs bonds (e.g. failure to pay interest or a breach of a covenant requiring the maintenance of a certain level of performing collateral) exists as of the termination date of the relevant TruPs CDS contract

U.S.	The United States of America

Term	Definition
U.S. Treasury	United States Department of the Treasury
Unearned Premium Reserves	Premiums received but not yet earned
VIE
Variable interest entity is a legal entity subject to the variable interest entity subsections of the accounting standard regarding consolidation, and generally includes a corporation, trust or partnership in which, by design, equity investors do not have a controlling financial interest or do not have sufficient equity at risk to finance activities without additional subordinated financial support

Walkaway
Termination of a transaction at the option of the counterparty to certain of our CDS transactions in which such counterparty is not obligated to pay any unaccrued premium or other amount to terminate the transaction

Cautionary Note Regarding Forward Looking Statements—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Exchange Act and the U.S. Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment. New risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements including:

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

•
a reduction in, or prolonged period of depressed levels of, home mortgage originations due to reduced liquidity in the lending market, tighter underwriting standards, or general reduced housing demand in the U.S., which may be exacerbated by regulations impacting home mortgage originations, including requirements established under the Dodd-Frank Act;

•
our ability to maintain an adequate Risk-to-capital position, minimum policyholder position and other surplus requirements for Radian Guaranty, our principal mortgage insurance subsidiary, and an adequate minimum policyholder position and surplus for our insurance subsidiaries that provide reinsurance or capital support to Radian Guaranty;

•
Radian Guaranty’s ability to comply with the financial requirements of the PMIERs (once adopted) within the applicable transition period which, based on the proposed PMIERs, may require us to contribute a substantial portion of our holding company cash and investments to Radian Guaranty, and could depend on our ability to, among other things: (1) successfully monetize Radian Asset Assurance, a direct subsidiary of Radian Guaranty, or otherwise utilize the capital at Radian Asset Assurance in a manner that provides credit for Radian Asset Assurance under the PMIERs; and (2) obtain reinsurance for a portion of our mortgage insurance RIF in a manner that provides capital relief compliant with the PMIERs. The amount of credit or capital relief that may be required to comply with the PMIERs also may be impacted by terms on which we are able to monetize Radian Asset Assurance or utilize the capital in Radian Asset Assurance in a manner that provides credit under the PMIERs, if at all, as well as the performance of our mortgage insurance business, including our level of defaults, the losses we incur on new and existing defaults and the amount and credit characteristics of new business we write, among other factors. Contributing a substantial portion of our holding company cash and investments to Radian Guaranty would leave Radian Group with less liquidity to satisfy its obligations, and we may not be successful in monetizing or otherwise utilizing the capital of Radian Asset Assurance or in obtaining qualifying reinsurance for our mortgage insurance RIF on terms that are acceptable to us, if at all. In the event we are unable to successfully execute these or similar transactions or strategies, or such transactions are not available on terms that are acceptable to us, we may be required or we may decide to seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all. The ultimate form of the PMIERs and the timeframe for their implementation remain uncertain;

•
changes in the charters or business practices of, or rules or regulations applicable to the GSEs, including the adoption of the PMIERs, which in their current proposed form: (1) would require Radian Guaranty to hold significantly more capital than is currently required and could negatively impact our returns on equity; (2) could limit the type of business that Radian Guaranty and other private mortgage insurers are willing to write, which could reduce our NIW; (3) could increase the cost of private mortgage insurance, including as compared to the FHA pricing, or result in the emergence of other forms of credit enhancement; and (4) could require changes to our business practices that may result in substantial additional costs in order to achieve and maintain compliance with the PMIERs;

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

•
the need, in the event the BofA Settlement Agreement is not implemented or we are unsuccessful in defending our loss mitigation activities, to increase our loss reserves for, and reassume risk on, rescinded or cancelled loans or denied claims, and to pay additional claims, including amounts previously curtailed;

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

•
the effect of the Dodd-Frank Act on the financial services industry in general, and on our businesses in particular, including whether and to what extent loans with private mortgage insurance may be considered “qualified residential mortgages” for purposes of the Dodd-Frank Act securitization provisions;

•
the adoption of new or application of existing federal or state laws and regulations, or changes in these laws and regulations or the way they are interpreted, including, without limitation: (i) the resolution of existing, or the possibility of additional, lawsuits or investigations (including in particular investigations and litigation relating to arrangements under RESPA); (ii) changes to the Mortgage Guaranty Insurers Model Act being considered by the NAIC that could include more stringent capital and other requirements for Radian Guaranty in states that adopt the new Mortgage Guaranty Insurers Model Act in the future; and (iii) legislative and regulatory changes (a) impacting the demand for our products, (b) limiting or restricting the products we may offer or increasing the amount of capital we are required to hold, (c) affecting the form in which we execute credit protection, or (d) otherwise impacting our existing businesses or future prospects;

•
the amount and timing of potential payments or adjustments associated with federal or other tax examinations, including deficiencies assessed by the IRS resulting from the examination of our 2000 through 2007 tax years, which we are currently contesting;

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

•	our ability to realize some or all of the tax benefits associated with our gross DTAs, which will depend, in part, on our ability to generate sufficient sustainable taxable income in future periods;

•	changes in GAAP or SAP, rules and guidance, or their interpretation;

•	legal and other limitations on amounts we may receive from our subsidiaries as dividends or through our tax- and expense-sharing arrangements with our subsidiaries;

•
our ability to fully realize the benefits anticipated from our recent acquisition of Clayton, which may be impeded by, among other things, a loss of customers and/or employees; the potential inability to successfully incorporate Clayton’s business into Radian Group; and the potential distraction of management time and attention in connection with the post-acquisition process; and

•
the possibility that we may need to impair the estimated fair value of goodwill established in connection with our acquisition of Clayton, the valuation of which requires the use of significant estimates and assumptions with respect to the estimated future economic benefits arising from certain assets acquired in the transaction such as the value of expected future cash flows of Clayton, Clayton’s workforce, expected synergies with our other affiliates and other unidentifiable intangible assets.

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of our 2013 Form 10-K and in our subsequent quarterly and other reports, including Item 1A of Part II of this Quarterly Report on Form 10-Q, filed from time to time with the SEC. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we issued this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements to reflect new information or future events or for any other reason.

PART I

Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2014	December 31, 2013
($ in thousands, except share and per share amounts)
ASSETS
Investments
Fixed-maturities held to maturity—at amortized cost (fair value $50 and $351)	$50	$358
Fixed-maturities available for sale—at fair value (amortized cost $448,155 and $120,385)	450,670	120,553
Equity securities available for sale—at fair value (cost $78,106 and $78,106)	144,593	135,168
Trading securities—at fair value	2,479,496	3,117,429
Short-term investments—at fair value	1,778,433	1,429,228
Other invested assets—(including variable interest entity (“VIE”) assets at fair value of $82,502 and $81,000)	122,159	128,421
Total investments	4,975,401	4,931,157
Cash	31,908	23,858
Restricted cash	16,509	22,527
Deferred policy acquisition costs	60,140	66,926
Accrued investment income	26,043	30,264
Accounts and notes receivable	93,644	75,106
Property and equipment, at cost (less accumulated depreciation of $104,503 and $101,625)	22,077	10,516
Derivative assets	24,213	16,642
Deferred income taxes, net	—	17,902
Reinsurance recoverables	23,335	46,846
Goodwill and other intangible assets, net	293,632	2,300
Other assets (including VIE other assets of $88,219 and $92,023)	392,789	377,647
Total assets	$5,959,691	$5,621,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$796,742	$768,871
Reserve for losses and loss adjustment expense (“LAE”)	1,620,351	2,185,421
Long-term debt	1,201,069	930,072
VIE debt—at fair value	91,232	94,645
Derivative liabilities (including VIE derivative liabilities of $46,653 and $68,457)	185,258	307,185
Other liabilities (including VIE accounts payable of $221 and $254)	330,638	395,852
Total liabilities	4,225,290	4,682,046
Commitments and Contingencies (Note 16)
Stockholders’ equity
Common stock: par value $.001 per share; 485,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 208,597,427 and 190,636,972 shares issued at September 30, 2014 and December 31, 2013, respectively; 191,049,937 and 173,099,515 shares outstanding at September 30, 2014 and December 31, 2013, respectively	209	191
Treasury stock, at cost: 17,547,490 and 17,537,457 shares at September 30, 2014 and December 31, 2013, respectively	(892,961)	(892,807)
Additional paid-in capital	2,599,183	2,347,104
Retained deficit	(21,044)	(552,226)
Accumulated other comprehensive income (“AOCI”)	49,014	37,383
Total stockholders’ equity	1,734,401	939,645
Total liabilities and stockholders’ equity	$5,959,691	$5,621,691

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share amounts)	2014	2013	2014	2013
Revenues:
Net premiums earned—insurance	$227,156	$211,984	$646,935	$617,696
Services revenue	42,243	—	42,243	—
Net investment income	26,178	26,732	76,144	81,220
Net (losses) gains on investments	(7,839)	(7,132)	103,831	(142,891)
Change in fair value of derivative instruments	19,360	10,778	126,923	(70,357)
Net gains (losses) on other financial instruments	982	902	(229)	(3,585)
Other income	1,171	1,314	4,115	5,319
Total revenues	309,251	244,578	999,962	487,402
Expenses:
Provision for losses	42,526	154,849	167,527	427,821
Policy acquisition costs	6,034	7,958	23,069	35,159
Direct cost of services	23,896	—	23,896	—
Other operating expenses	56,262	70,974	181,722	212,055
Interest expense	23,989	19,570	66,264	54,871
Amortization of intangible assets	3,294	—	3,294	—
Total expenses	156,001	253,351	465,772	729,906
Equity in net (loss) income of affiliates	—	—	(13)	1
Pretax income (loss)	153,250	(8,773)	534,177	(242,503)
Income tax (benefit) provision	(340)	3,909	2,995	(9,149)
Net income (loss)	$153,590	$(12,682)	$531,182	$(233,354)
Basic net income (loss) per share	$0.80	$(0.07)	$2.91	$(1.43)
Diluted net income (loss) per share	$0.67	$(0.07)	$2.37	$(1.43)
Weighted-average number of common shares outstanding—basic	191,050	171,830	182,357	162,828
Weighted-average number of common and common equivalent shares outstanding—diluted	238,067	171,830	230,662	162,828
Dividends per share	$0.0025	$0.0025	$0.0075	$0.0075

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net income (loss)	$153,590	$(12,682)	$531,182	$(233,354)
Other comprehensive (loss) income, net of tax (see Note 12):
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustment	(186)	—	(186)	—
Less: Reclassification adjustment for net gains (losses) included in net income (loss)	—	—	—	—
Net foreign currency translation adjustments	(186)	—	(186)	—
Unrealized (losses) gains on investments:
Unrealized holding (losses) gains arising during the period	(2,236)	4,978	11,530	13,924
Less: Reclassification adjustment for net (losses) gains included in net income (loss)	(419)	304	(287)	879
Net unrealized (losses) gains on investments	(1,817)	4,674	11,817	13,045
Other comprehensive (loss) income, net of tax	(2,003)	4,674	11,631	13,045
Comprehensive income (loss)	$151,587	$(8,008)	$542,813	$(220,309)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Deficit	AOCI	Total
BALANCE, JANUARY 1, 2013	$151	$(892,094)	$1,967,414	$(355,241)	$16,095	$736,325
Net loss	—	—	—	(233,354)	—	(233,354)
Net unrealized gain on investments, net of tax	—	—	—	—	13,045	13,045
Repurchases of common stock under incentive plans	—	(713)	—	—	—	(713)
Issuance of common stock - stock offering	39	—	299,371	—	—	299,410
Issuance of common stock under benefit plans	—	—	643	—	—	643
Issuance of common stock under incentive plans	1	—	62	—	—	63
Amortization of restricted stock	—	—	3,883	—	—	3,883
Issuance of convertible debt	—	—	77,026	—	—	77,026
Stock-based compensation expense, net	—	—	(608)	—	—	(608)
Dividends declared	—	—	(1,200)	—	—	(1,200)
BALANCE, SEPTEMBER 30, 2013	$191	$(892,807)	$2,346,591	$(588,595)	$29,140	$894,520

BALANCE, JANUARY 1, 2014	$191	$(892,807)	$2,347,104	$(552,226)	$37,383	$939,645
Net income	—	—	—	531,182	—	531,182
Net foreign currency translation adjustment, net of tax	—	—	—	—	(186)	(186)
Net unrealized gain on investments, net of tax	—	—	—	—	11,817	11,817
Repurchases of common stock under incentive plans	—	(154)	—	—	—	(154)
Issuance of common stock - stock offering	18	—	247,170	—	—	247,188
Issuance of common stock under benefit plans	—	—	922	—	—	922
Issuance of common stock under incentive plans	—	—	175	—	—	175
Amortization of restricted stock	—	—	6,283	—	—	6,283
Stock-based compensation expense, net	—	—	(1,083)	—	—	(1,083)
Dividends declared	—	—	(1,388)	—	—	(1,388)
BALANCE, SEPTEMBER 30, 2014	$209	$(892,961)	$2,599,183	$(21,044)	$49,014	$1,734,401

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2014	2013
Cash flows used in operating activities	$(223,270)	$(567,642)
Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	54,030	19,124
Proceeds from sales of trading securities	721,531	1,155,310
Proceeds from redemptions of fixed-maturity investments available for sale	8,056	7,721
Proceeds from redemptions of fixed-maturity investments held to maturity	300	255
Proceeds from redemptions of equity securities available for sale	—	10,503
Purchases of fixed-maturity investments available for sale	(386,593)	(80,758)
Purchases of trading securities	—	(507,034)
Purchases of short-term investments, net	(349,313)	(646,098)
Sales of other assets, net	7,765	15,311
Purchases of property and equipment, net	(12,030)	(3,677)
Acquisitions, net of cash acquired	(294,869)	—
Net cash used in investing activities	(251,123)	(29,343)
Cash flows from financing activities:
Dividends paid	(1,388)	(1,200)
Proceeds/payments related to issuance or exchange of debt, net	293,809	381,165
Redemption of long-term debt	(57,223)	(79,372)
Issuance of common stock	247,188	299,410
Excess tax benefits from stock-based awards	106	752
Net cash provided by financing activities	482,492	600,755
Effect of exchange rate changes on cash	(49)	—
Increase in cash	8,050	3,770
Cash, beginning of period	23,858	31,555
Cash, end of period	$31,908	$35,325

Supplemental disclosures of cash flow information:
Income taxes paid	$8,496	$2,414
Interest paid	$26,058	$18,172

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Condensed Consolidated Financial Statements—Basis of Presentation and Business Overview
Our condensed consolidated financial statements include the accounts of Radian Group Inc. and its subsidiaries. We refer to Radian Group Inc. together with its consolidated subsidiaries as “Radian,” the “Company,” “we,” “us” or “our,” unless the context requires otherwise. We generally refer to Radian Group Inc. alone, without its consolidated subsidiaries, as “Radian Group.” Unless otherwise defined in this report, certain terms and acronyms used throughout this report are defined in the Glossary of Abbreviations and Acronyms included as part of this report.
Our condensed consolidated financial statements are prepared in accordance with GAAP and include the accounts of all wholly-owned subsidiaries. Companies in which we, or one of our subsidiaries, exercise significant influence (generally ownership interests ranging from 20% to 50%), are accounted for in accordance with the equity method of accounting. VIEs for which we are the primary beneficiary are consolidated, as described in Note 5. All intercompany accounts and transactions, and intercompany profits and losses, have been eliminated. We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP pursuant to the instructions set forth in Article 10 of Regulation S-X of the SEC.
The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for the fair statement of the financial position, results of operations, comprehensive income and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2013 Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. Certain prior period amounts have been reclassified to conform to current period presentation.
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
In July 2013, the FASB issued an update to the accounting standard regarding income taxes. This update provides guidance concerning the balance sheet presentation of an unrecognized tax benefit when a Carryforward is available. We adopted this update in the first quarter of 2014. See Note 13 for additional information.
In April 2014, the FASB issued an update regarding reporting discontinued operations and disclosures of disposals of components of an entity. This update changes the requirements for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents (or would represent) a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (i) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (ii) the component of an entity or group of components of an entity is disposed of by sale; or (iii) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). The amendments in this update require expanded disclosures about discontinued operations. The provisions of this update are effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We are currently evaluating the impact of this update, if any.
In May 2014, the FASB issued an update to the accounting standard regarding revenue recognition. This update is intended to provide a consistent approach in recognizing revenue. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. While this update does not change revenue recognition principles related to our insurance and derivative products, this update may be applicable to revenues from our new mortgage and real estate services segment, which has been included in our condensed consolidated statements of operations beginning with the third quarter of 2014. The provisions of this update are effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of this update, if any.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

In August 2014, the FASB issued an update regarding measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity. A reporting entity that consolidates a collateralized financing entity may elect to measure the financial assets and the financial liabilities of that collateralized financing entity using either the measurement alternative included in this update or the accounting standard regarding fair value measurement. When a reporting entity elects the measurement alternative included in this update, consolidated net income (loss) should reflect the reporting entity’s own economic interests in the collateralized financing entity, including (i) changes in the fair value of the beneficial interests retained by the reporting entity and (ii) beneficial interests that represent compensation for services. This update also clarifies that, when using the accounting standard regarding fair value measurement, (a) the fair value of the financial assets and liabilities of the consolidated entity should be measured using the accounting standard regarding fair value measurement and (b) any differences in the fair value of the financial assets and liabilities of that consolidated entity should be reflected in earnings. This update is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. A reporting entity may apply the amendments in this update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. We are currently evaluating the impact of this update, if any.
Business Overview
We are a credit enhancement company with a primary strategic focus on domestic, residential mortgage insurance on First-lien mortgage loans. We currently have three operating business segments—mortgage insurance, financial guaranty and mortgage and real estate services.
Mortgage Insurance
Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, to mortgage lending institutions. We provide our mortgage insurance products and services mainly through our wholly-owned subsidiary, Radian Guaranty. Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who generally make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to the GSEs.
Our mortgage insurance segment offers primary mortgage insurance coverage on residential First-liens. At September 30, 2014, primary insurance on First-liens comprised approximately 96.5% of our $44.0 billion total direct RIF. In the past, we also wrote pool insurance, which at September 30, 2014, comprised approximately 3.3% of our total direct RIF. Additionally, we offered other forms of credit enhancement on residential mortgage assets. These products included mortgage insurance on Second-liens, credit enhancement on NIMS, and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as “non-traditional”). Our non-traditional RIF was $79.9 million as of September 30, 2014, representing less than 1% of our total direct RIF.
Financial Guaranty
Our financial guaranty segment has provided direct insurance and reinsurance on credit-based risks through Radian Asset Assurance, our principal financial guaranty subsidiary. Radian Asset Assurance is a wholly-owned subsidiary of Radian Guaranty, which has allowed our financial guaranty business to serve as an important source of capital for Radian Guaranty and our mortgage insurance business. We have provided financial guaranty credit protection in several forms, including through the issuance of financial guaranty policies, by insuring the obligations under one or more CDS and through the reinsurance of both types of obligations. While we discontinued writing new financial guaranty business in 2008, we continue to provide financial guaranty insurance on our existing portfolio, which primarily consists of public finance and structured finance insured transactions. We have continued to reduce our financial guaranty exposures in order to mitigate uncertainty, maximize the ultimate capital and liquidity available for our mortgage insurance business and accelerate access to that capital and liquidity through transactions such as risk commutations, ceded reinsurance, discounted insured bond purchases and transaction settlements and terminations. In light of the proposed PMIERs, which do not provide Radian Guaranty with any credit for its investment in Radian Asset Assurance, we are actively pursuing alternatives to monetize Radian Asset Assurance, including a potential sale of the business, and we are exploring other alternatives to utilize the capital at Radian Asset Assurance in a manner that provides credit for Radian Asset Assurance under the PMIERs. Due to the dynamic nature of these pursuits, the range of factors that could impact negotiations regarding a potential sale or other transaction and the inherent uncertainty of the outcome of such matters, it is possible that any price we are able to realize with respect to the business could differ materially from the current carrying value of the related assets and liabilities reflected in our condensed consolidated financial statements as of September 30, 2014.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Mortgage and Real Estate Services
Our mortgage and real estate services segment provides services and solutions to the mortgage and real estate industries, primarily through Clayton, as further described below.
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
Clayton is a leading provider of services and solutions to the mortgage and real estate industries, providing outsourced services, information-based analytics and specialty consulting for buyers and sellers of, and investors in, mortgage- and real estate-related loans and securities and other debt instruments. Clayton’s primary services include:

•
Loan Review/Due Diligence—Loan-level due diligence for the mortgage and RMBS markets utilizing skilled professionals and proprietary technology, with offerings focused on credit underwriting, regulatory compliance and collateral valuation;

•
Surveillance—Third-party performance oversight, risk management and consulting services, with offerings focused on RMBS surveillance, loan servicer oversight, loan-level servicing compliance reviews and operational reviews of mortgage servicers and originators;

•
Component Services—Outsourced solutions focused on the single family rental market, including valuations, property inspections, title reviews, lease reviews and due diligence reviews for single family rental securitizations;

•	REO Management—REO asset management, which includes management of the entire REO disposition process for our clients; and

•	EuroRisk—Outsourced mortgage services in the United Kingdom and Europe, with offerings that include due diligence services, quality control reviews, valuation reviews and consulting services.
The acquisition of Clayton was treated as a purchase for accounting purposes. Therefore, the assets and liabilities were recorded based on their fair values as of June 30, 2014, the date of acquisition. At acquisition, the fair value of assets acquired was $152.4 million and the fair value of liabilities assumed was $31.8 million. The excess of the acquisition price over the estimated fair value of the net assets acquired resulted in goodwill of $191.9 million. The goodwill represents the estimated future economic benefits arising from the assets acquired that did not qualify to be identified and recognized individually, and includes the value of discounted expected future cash flows of Clayton, Clayton’s workforce, expected synergies with our other affiliates and other unidentifiable intangible assets. Goodwill is deemed to have an indefinite useful life and is subject to review for impairment annually, or more frequently, whenever circumstances indicate potential impairment. Currently, we believe approximately $189.0 million of the goodwill related to this transaction will be deductible for tax purposes over a period of 15 years. See Note 7 for additional information regarding goodwill and other intangible assets.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The allocation of the purchase price, based on the fair values of assets and liabilities as of the acquisition date, was as follows:

(in thousands)	June 30, 2014
Cash	$16,521
Restricted cash	1,591
Accounts receivable, net	11,236
Property and equipment, net	2,419
Goodwill	191,932
Other intangible assets, net	102,750
Other assets	17,852
Less:
Other liabilities	31,803
Total purchase price	$312,498
The results of Clayton’s operations have been included in our financial statements from the date of acquisition, and are reflected in our mortgage and real estate services segment. Historical results for Clayton for the periods prior to our acquisition were not material to our consolidated financial results for those periods.
We used proceeds from our May 2014 issuance of debt and equity to fund this acquisition. See Notes 7, 11 and 18 for additional information related to the goodwill and other intangible assets resulting from this acquisition and the issuance of debt and equity, respectively. Acquisition-related costs, which include costs such as advisory, legal, accounting, valuation and other professional or consulting fees, have been expensed as incurred and classified as other operating expenses. During the third quarter of 2014, previously estimated acquisition-related costs were adjusted to reflect actual amounts, resulting in a $0.4 million reduction in other operating expenses. During the nine-month period ended September 30, 2014, total acquisition-related costs of $6.3 million have been recognized as other operating expenses.
BofA Settlement Agreement
As previously disclosed, we have been in settlement discussions with one servicer regarding a large population of disputed rescissions, denials, curtailments, and potential insurance cancellations. On September 16, 2014, Radian Guaranty entered into the BofA Settlement Agreement with this servicer in order to resolve various actual and potential claims or disputes related to the mortgage insurance coverage on these loans. Implementation of the BofA Settlement Agreement remains subject to the consent of the GSEs. In addition, loans subject to the BofA Settlement Agreement that were either not held in portfolio by the Insureds or were purchased by non-GSE investors, require the consent of certain other investors for these loans to be included in the BofA Settlement Agreement other than with respect to certain limited rights of cancellation which will apply to such loans as of the Implementation Date. The consent of these other investors, who hold approximately 12% of the number of Subject Loans, is not a condition precedent to the implementation of the BofA Settlement Agreement. The BofA Settlement Agreement provides that either party may terminate the BofA Settlement Agreement if consent of the GSEs is not received by November 15, 2014, except that the parties can agree to an extension and neither party can refuse an extension while any party is actively seeking consent from the GSEs. The parties are currently in the process of seeking consent from the GSEs. See Note 9 for additional information about the BofA Settlement Agreement.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Business Conditions
As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the mortgage origination environment and the credit performance of our underlying insured assets. The financial crisis and the downturn in the housing and related credit markets that began in 2007 has had a significant negative impact on the operating environment and results of operations for our mortgage insurance and financial guaranty business segments. This was characterized by a decrease in mortgage originations, a broad decline in home prices, mortgage servicing and foreclosure delays, and ongoing deterioration in the credit performance of mortgage and other assets originated prior to 2009, together with macroeconomic factors such as high unemployment, limited employment growth, limited economic growth and a lack of meaningful liquidity in many sectors of the capital markets. More recently, we are experiencing a period of economic recovery and the operating environment for our mortgage insurance and financial guaranty businesses has improved. Our results of operations have continued to improve as the negative impact from losses in our Legacy Portfolio has been reduced and we continue to write insurance on higher credit quality loans. As of September 30, 2014, our Legacy Portfolio had been reduced to approximately 33% of our total primary RIF, while insurance on loans written after 2008 constituted approximately 67% of our total primary RIF.
Although the U.S. economy and certain housing markets remain weak compared to historical standards, home prices have been appreciating on a broad basis throughout the U.S., foreclosure activity has declined and the credit quality of recent mortgage market originations continues to be significantly better than the credit quality of our Legacy Portfolio. In addition, there are positive indications of a broader recovery in the U.S. economy, including importantly, a reduction in unemployment rates. As a consequence of these and other factors, in the first nine months of 2014 we have experienced improvement in our results of operations, driven primarily by a significant reduction in our incurred losses as a result of a 20% decline in new primary mortgage insurance defaults compared to the first nine months of 2013 and by other positive default and claim developments.
Currently, our business strategy is primarily focused on: (1) growing our mortgage insurance business by writing insurance on high-quality mortgages in the U.S.; (2) pursuing other potential opportunities for providing credit-related services to the mortgage finance market, such as expanding our presence in the mortgage finance market through Clayton; (3) continuing to manage losses in our legacy mortgage insurance and financial guaranty portfolios; (4) continuing to reduce our legacy mortgage insurance and financial guaranty exposures; and (5) continuing to effectively manage our capital and liquidity positions, including efforts to ensure compliance with the PMIERs Financial Requirements.
Our businesses also are significantly impacted by, and our future success may be dependent upon, legislative and regulatory developments impacting the housing finance industry. The FHA remains our primary competitor outside of the private mortgage insurance industry. The current federal charters of the GSEs generally prohibit them from purchasing any mortgage with a loan amount that exceeds 80% of a home’s value, unless that mortgage is insured by a qualified mortgage insurer, or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of a default. As a result, high LTV mortgages purchased by the GSEs generally are insured with private mortgage insurance. Changes in the charters or business practices of the GSEs, including the introduction of alternatives to private mortgage insurance as a condition to purchasing high LTV loans, could reduce the number of mortgages they purchase that are insured by us and consequently diminish our franchise value.
The GSEs are in the process of revising their eligibility requirements for private mortgage insurers. As part of this process, the FHFA released proposed PMIERs for public comment on July 10, 2014. The PMIERs, when finalized and adopted, will establish the revised requirements that the GSEs will impose on private mortgage insurers, including Radian Guaranty, to remain eligible insurers of mortgage loans purchased by the GSEs. The proposed PMIERs include the PMIERs Financial Requirements, which are expected to replace the capital adequacy standards under the current GSE eligibility requirements. The proposed PMIERs Financial Requirements require a mortgage insurer’s Available Assets to meet or exceed Minimum Required Assets that are calculated based on RIF and a variety of measures designed to evaluate credit quality. Among other things, the proposed PMIERs exclude from Available Assets: (i) Unearned Premium Reserves; and (ii) certain subsidiary capital, including Radian Guaranty’s capital that is attributable to its ownership of Radian Asset Assurance.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The public comment period for the proposed PMIERs ended on September 8, 2014. The FHFA is currently reviewing and considering input before adopting the final PMIERs. All aspects of the final PMIERs are expected to become effective 180 days after their final publication. Approved insurers who fail to meet the PMIERs Financial Requirements when they become effective 180 days after their publication may operate under a transition plan during an extended transition period of up to two years from the final publication date and would continue to be eligible insurers during that period. Based on an estimated final publication date of the end of 2014, we expect Radian Guaranty to have a transition period through January 1, 2017 to comply with the PMIERs Financial Requirements.
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum ratio of statutory capital relative to the level of net RIF, or “Risk-to-capital.” The sixteen RBC States currently impose a Statutory RBC Requirement. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States there is a Statutory RBC Requirement that a mortgage insurer satisfy an MPP Requirement. The statutory capital requirements for the non-RBC States are de minimis (ranging from $1 million to $5 million); however, the insurance laws of these states generally grant broad supervisory powers to state agencies or officials to enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business. Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of such state, that mortgage insurer may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. As of September 30, 2014, Radian Guaranty was in compliance with all applicable Statutory RBC Requirements.
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

•
We discontinued writing new financial guaranty business and Radian Group contributed its ownership interest in Radian Asset Assurance to Radian Guaranty. This structure makes the capital adequacy of our mortgage insurance business dependent, to a significant degree, on the successful run-off of our financial guaranty business. This provides Radian Guaranty with substantial statutory capital and, through dividends from Radian Asset Assurance, has increased liquidity at Radian Guaranty. If the proposed PMIERs become effective in their current form, however, Radian Guaranty’s ownership of Radian Asset Assurance would not be included in Radian Guaranty’s Available Assets. Under current SAP, Radian Guaranty would continue to treat its investment in Radian Asset Assurance as an admitted asset regardless of the form of the PMIERs.

•
We reduced our legacy mortgage insurance portfolio, non-traditional mortgage insurance RIF and our financial guaranty portfolio through risk commutations, discounted security purchases, ceded reinsurance, discounted insured bond purchases and transaction settlements and terminations.

Additionally, consistent with our strategy, we are pursuing the following initiatives:

•
Since Radian Asset Assurance ceased writing new business in June 2008, Radian Asset Assurance has reduced its aggregate net par exposure by approximately 83% to $19.4 billion as of September 30, 2014. This reduction included large declines in many of the riskier segments of Radian Asset Assurance’s insured portfolio. In light of this risk reduction and the significant level of capital held by Radian Asset Assurance, Radian Asset Assurance declared and paid an Extraordinary Dividend of $150 million to Radian Guaranty in July 2014. Given the significant level of capital still remaining at Radian Asset Assurance, we currently expect to request approval from the NYSDFS for an additional Extraordinary Dividend in 2015. As of September 30, 2014, Radian Asset Assurance had $1.0 billion of statutory policyholders’ surplus.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

•
In light of the proposed PMIERs, which do not provide Radian Guaranty with any credit for its investment in Radian Asset Assurance, we are actively pursuing alternatives to monetize Radian Asset Assurance, including a potential sale of the business, and are exploring other alternatives to utilize the capital at Radian Asset Assurance in a manner that provides credit for Radian Asset Assurance under the PMIERs.

•
We are also exploring alternatives that do not involve Radian Asset Assurance, including external reinsurance, in order to comply with the final form of the PMIERs Financial Requirements within the applicable transition period.

In May 2014, Radian Group issued the Senior Notes due 2019 and received aggregate net proceeds of approximately $293.8 million after deducting underwriting discounts and commissions and offering expenses. See Note 11 for further information. Also in May 2014, we issued 17.825 million shares of our common stock at a public offering price of $14.50 per share, and we received aggregate net proceeds of approximately $247.2 million after deducting underwriting discounts and commissions and offering expenses. As discussed above, a portion of the proceeds from these offerings was used to fund the acquisition of Clayton.
In addition, on June 16, 2014, in accordance with their optional redemption provisions, we used a portion of the proceeds to redeem all of the remaining outstanding principal amount of the Senior Notes due 2015 at a price established in accordance with the governing indenture. We paid $57.2 million to holders of the notes at redemption and recorded a loss of $2.8 million.
As of September 30, 2014, Radian Group currently has available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of approximately $762 million. This amount excludes certain additional cash and liquid investments that have been advanced from our subsidiaries for corporate expenses and interest payments. Substantially all of Radian Group’s obligations to pay corporate expenses and a significant portion of interest payments on outstanding debt are reimbursed to Radian Group through the expense-sharing arrangements currently in place with its subsidiaries.

2. Segment Reporting
Our mortgage insurance, financial guaranty and, effective with the June 30, 2014 acquisition of Clayton, mortgage and real estate services segments, are strategic business units that we manage separately. We allocate corporate income and expenses to our mortgage insurance and financial guaranty segments based on either an allocated percentage of time spent on each segment or internally allocated capital, which is based on the relative GAAP equity of each segment. We allocate corporate cash and investments to our mortgage insurance and financial guaranty segments based on internally allocated capital.
Because the Clayton acquisition occurred on June 30, 2014, we have included its results of operations from the date of acquisition. We allocate to our mortgage and real estate services segment: (i) corporate expenses based on an allocated percentage of time spent on the mortgage and real estate services segment; and (ii) all interest expense related to the Senior Notes due 2019. No corporate cash or investments are allocated to the mortgage and real estate services segment.
The results of operations for each segment for each reporting period can cause significant volatility in internally allocated capital based on relative GAAP equity, which can impact the allocations of income and expenses to our mortgage insurance and financial guaranty segments.
Adjusted Pretax Operating Income (Loss)
Our senior management, including our Chief Executive Officer (our chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of the Company’s business segments and to allocate resources to the segments. Adjusted pretax operating income (loss) is defined as pretax income (loss) excluding the effects of net gains (losses) on investments and other financial instruments, acquisition-related expenses, amortization of intangible assets and net impairment losses recognized in earnings. It also excludes gains and losses related to changes in fair value estimates on insured credit derivatives and instead includes the impact of changes in the present value of expected insurance claims and recoveries on insured credit derivatives, based on our ongoing insurance loss monitoring, as well as premiums earned on insured credit derivatives. Management’s use of this measure as its primary measure to evaluate segment performance began with the quarter ended March 31, 2014. Accordingly, for comparison purposes, we also present the applicable measures from the corresponding periods of 2013 on a basis consistent with the current year presentation.

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Summarized financial information concerning our operating segments as of and for the periods indicated, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Mortgage Insurance
Net premiums written—insurance	$245,775	$250,799	$680,675	$719,244
Increase in unearned premiums	(27,948)	(50,679)	(60,440)	(138,180)
Net premiums earned—insurance	217,827	200,120	620,235	581,064
Net premiums earned on derivatives	—	—	—	—
Net investment income	15,904	14,868	45,196	45,236
Other income	1,130	1,250	3,813	5,121
Total revenues	234,861	216,238	669,244	631,421

Provision for losses	48,942	149,687	163,216	418,675
Estimated present value of net credit (recoveries) losses incurred	(190)	(74)	129	(50)
Policy acquisition costs	4,240	5,839	18,003	24,072
Other operating expenses	41,368	59,590	141,333	176,665
Interest expense	7,936	4,447	19,713	10,820
Total expenses	102,296	219,489	342,394	630,182

Adjusted pretax operating income (loss)	$132,565	$(3,251)	$326,850	$1,239

NIW (in millions)	$11,210	$13,720	$27,340	$38,003

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Financial Guaranty
Net premiums written—insurance	$(1,523)	$43	$(350)	$(9,988)
Decrease in unearned premiums	10,852	11,821	27,050	46,620
Net premiums earned—insurance	9,329	11,864	26,700	36,632
Net premiums earned on derivatives	2,882	4,170	9,673	14,019
Net investment income	10,274	11,864	30,948	35,984
Other income	41	64	302	198
Total revenues	22,526	27,962	67,623	86,833

Provision for losses	(6,416)	5,162	4,311	9,146
Estimated present value of net credit (recoveries) losses incurred	(475)	3,347	10,303	(116)
Policy acquisition costs	1,794	2,119	5,066	11,087
Other operating expenses	6,663	11,384	25,426	35,390
Interest expense	11,629	15,123	42,127	44,051
Total expenses	13,195	37,135	87,233	99,558

Equity in net (loss) income of affiliates	—	—	(13)	1

Adjusted pretax operating income (loss)	$9,331	$(9,173)	$(19,623)	$(12,724)

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2014	2014
Mortgage and Real Estate Services
Services revenue	$42,243	$42,243
Direct cost of services	23,896	23,896
Gross profit on services	18,347	18,347

Operating expenses	8,663	8,663
Interest expense	4,424	4,424
Total expenses	13,087	13,087

Adjusted pretax operating income	$5,260	$5,260

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	At September 30, 2014
(In thousands)	Mortgage Insurance	Financial Guaranty	Mortgage and Real Estate Services	Total
Cash and investments	$3,017,737	$1,978,972	$10,600	$5,007,309
Restricted cash	11,574	73	4,862	16,509
Deferred policy acquisition costs	27,595	32,545	—	60,140
Goodwill	2,095	—	191,931	194,026
Other intangible assets, net	154	—	99,452	99,606
Total assets	3,447,406	2,175,773	336,512	5,959,691
Unearned premiums	625,269	171,473	—	796,742
Reserve for losses and LAE	1,588,131	32,220	—	1,620,351
VIE debt	3,196	88,036	—	91,232
Derivative liabilities	—	185,258	—	185,258

	At September 30, 2013
(In thousands)	Mortgage Insurance	Financial Guaranty	Total
Cash and investments	$2,767,160	$2,293,485	$5,060,645
Restricted cash	22,890	101	22,991
Deferred policy acquisition costs	29,158	39,303	68,461
Total assets	3,238,224	2,520,349	5,758,573
Unearned premiums	535,420	216,167	751,587
Reserve for losses and LAE	2,314,785	32,094	2,346,879
VIE debt	11,109	93,109	104,218
Derivative liabilities	—	344,870	344,870

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The reconciliation of adjusted pretax operating income (loss) to consolidated pretax income (loss) and consolidated net income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Adjusted pretax operating income (loss):
Mortgage insurance	$132,565	$(3,251)	$326,850	$1,239
Financial guaranty	9,331	(9,173)	(19,623)	(12,724)
Mortgage and real estate services	5,260	—	5,260	—
Total adjusted pretax operating income (loss)	$147,156	$(12,424)	$312,487	$(11,485)

Change in fair value of derivative instruments	19,360	10,778	126,923	(70,357)
Less: Estimated present value of net credit recoveries (losses) incurred	665	(3,273)	(10,432)	166
Less: Net premiums earned on derivatives	2,882	4,170	9,673	14,019
Change in fair value of derivative instruments expected to reverse over time	15,813	9,881	127,682	(84,542)

Net (losses) gains on investments	(7,839)	(7,132)	103,831	(142,891)
Net gains (losses) on other financial instruments	982	902	(229)	(3,585)
Acquisition-related expenses	432	—	(6,300)	—
Amortization of intangible assets	(3,294)	—	(3,294)	—
Consolidated pretax income (loss)	153,250	(8,773)	534,177	(242,503)
Income tax (benefit) provision	(340)	3,909	2,995	(9,149)
Consolidated net income (loss)	$153,590	$(12,682)	$531,182	$(233,354)
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

(In thousands)	September 30, 2014	December 31, 2013
Balance Sheets
Derivative assets:
Financial Guaranty credit derivative assets	$6,102	$6,323
Other derivative assets	18,111	10,319
Total derivative assets	24,213	16,642
Derivative liabilities:
Financial Guaranty credit derivative liabilities	138,605	238,728
Financial Guaranty VIE derivative liabilities	46,653	68,457
Total derivative liabilities	185,258	307,185
Total derivative liabilities, net	$161,045	$290,543
The notional value of our derivative contracts at September 30, 2014 and December 31, 2013 was $9.1 billion and $12.3 billion, respectively.
The components of the gains (losses) included in change in fair value of derivative instruments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Statements of Operations
Net premiums earned—derivatives	$2,882	$4,170	$9,673	$14,019
Financial Guaranty credit derivatives	8,979	9,198	97,521	(86,233)
Financial Guaranty VIE derivatives	4,982	(4,026)	20,123	513
Other derivatives	2,517	1,436	(394)	1,344
Change in fair value of derivative instruments	$19,360	$10,778	$126,923	$(70,357)
The valuation of derivative instruments may result in significant volatility from period to period in gains and losses as reported on our condensed consolidated statements of operations. Generally, these gains and losses result, in part, from changes in corporate credit or asset-backed spreads and changes in the market’s perception of the creditworthiness of any: (i) underlying corporate entities; (ii) assets underlying ABS; or (iii) primary obligors of obligations for which we provide second-to-pay credit protection. Additionally, when determining the fair value of our liabilities, we are required to incorporate into the fair value of those liabilities an adjustment that reflects our own non-performance risk, and consequently, changes in the market’s perception of our non-performance risk can also result in gains and losses on our derivative instruments. Any realized losses resulting from claim payments on our financial guaranty contracts that are accounted for as derivatives are recognized as a change in fair value of derivative instruments. Because our fair value determinations for derivative and other financial instruments are based on assumptions and estimates that are inherently subject to risk and uncertainty, the fair value amounts could vary significantly from period to period. See Note 4 for information on the fair value of our financial instruments.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table shows selected information about our derivative contracts:

($ in thousands)	September 30, 2014
	Number of Contracts	Par/ Notional Exposure	Total Net Asset (Liability)
Product
Corporate CDOs	14	$6,060,500	$(423)
Non-Corporate CDOs and other derivative transactions:
TruPs	9	816,257	(18,378)
CDO of CMBS	1	430,000	(39,341)
Other:
Structured finance	3	436,865	(39,728)
Public finance	19	1,071,409	(25,144)
Total Non-Corporate CDOs and other derivative transactions	32	2,754,531	(122,591)
Assumed financial guaranty credit derivatives:
Structured finance	21	128,112	(9,185)
Public finance	4	95,015	(304)
Total Assumed	25	223,127	(9,489)
Financial Guaranty VIE derivative liabilities (1)	1	79,473	(46,653)
Other (2)	3	—	18,111
Grand Total	75	$9,117,631	$(161,045)
________________

(1)	Represents the fair value of a CDS included in a VIE that we have consolidated.

(2)	Represents derivative assets related to other purchased derivatives for which we do not have loss exposure that exceeds our net asset amount.

4. Fair Value of Financial Instruments
Certain assets and liabilities are recorded at fair value. These include: available for sale securities, trading securities, VIE debt, derivative instruments, and certain other assets. All derivative instruments are recognized in our condensed consolidated balance sheets as either derivative assets or derivative liabilities. All changes in fair value of trading securities, VIE debt, derivative instruments, and certain other assets are included in our condensed consolidated statements of operations. All changes in the fair value of available for sale securities are recorded in AOCI.
Our estimated fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model. Changes in economic conditions and capital market conditions, including but not limited to, credit spread changes, benchmark interest rate changes, market volatility and changes in the value of underlying collateral or of any third-party guaranty or insurance, could cause actual results to differ materially from our estimated fair value measurements. We define fair value as the current amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the event that our investments or derivative contracts were sold, commuted, terminated or settled with a counterparty or transferred in a forced liquidation, the amounts received or paid may be materially different from those determined in accordance with the accounting standard regarding fair value measurements. Differences may also arise between our recorded fair value and the settlement or termination value with a counterparty based upon consideration of information that may not be available to another market participant. Those differences, which may be material, are recorded as realized gains (losses) in our condensed consolidated statements of operations in the period in which the transaction occurs. There were no significant changes to our fair value methodologies during the nine months ended September 30, 2014.

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

The level of market activity used to determine the fair value hierarchy is based on the availability of observable inputs market participants would use to price an asset or a liability, including market value price observations. We provide a qualitative description of the valuation techniques and inputs used for Level II recurring and non-recurring fair value measurements in our audited annual financial statements as of December 31, 2013. For a complete understanding of those valuation techniques and inputs used as of September 30, 2014, these unaudited condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in our 2013 Form 10-K.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of September 30, 2014:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$1,009.0	$320.2	$—	$1,329.2
State and municipal obligations	—	614.3	18.8	633.1
Money market instruments	740.1	—	—	740.1
Corporate bonds and notes	—	1,007.3	—	1,007.3
RMBS	—	299.3	—	299.3
CMBS	—	303.8	—	303.8
Other ABS	—	261.5	—	261.5
Foreign government and agency securities	—	43.4	—	43.4
Equity securities (1)	137.0	96.0	—	233.0
Other investments (2)	—	2.1	82.9	85.0
Total Investments at Fair Value (3)	1,886.1	2,947.9	101.7	4,935.7
Derivative assets	—	18.1	6.1	24.2
Other assets (4)	—	—	88.1	88.1
Total Assets at Fair Value	$1,886.1	$2,966.0	$195.9	$5,048.0

Derivative liabilities	$—	$—	$185.3	$185.3
VIE debt (5)	—	—	91.2	91.2
Total Liabilities at Fair Value	$—	$—	$276.5	$276.5
______________________

(1)	Comprising broadly diversified domestic equity mutual funds included within Level I and various preferred and common stocks invested across numerous companies and industries included within Level II.

(2)
Comprising TruPs ($0.5 million) and short-term certificates of deposit ($1.6 million) included within Level II and lottery annuities ($0.2 million), TruPs ($0.2 million), and a guaranteed investment contract held by a consolidated VIE ($82.5 million) within Level III.

(3)
Does not include fixed-maturities held to maturity ($0.1 million) and certain other invested assets ($39.6 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.

(4)	Primarily comprising manufactured housing loan collateral related to two consolidated financial guaranty VIEs.

(5)	Comprising consolidated debt related to NIMS VIEs ($3.2 million) and financial guaranty VIEs ($88.0 million).
At September 30, 2014, our total Level III assets were approximately 3.9% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value. Realized and unrealized gains and losses on Level III assets and liabilities in the rollforward represent gains and losses for the periods in which they were classified as Level III.

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

(2)
Comprising TruPs ($0.6 million) and short-term certificates of deposit ($1.6 million) included within Level II and lottery annuities ($0.3 million), TruPs ($0.2 million), and a guaranteed investment contract held by a consolidated VIE ($81.0 million) within Level III.

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following tables quantify the estimated impact of our non-performance risk on our derivative assets, derivative liabilities and net VIE liabilities (in aggregate by type) presented in our condensed consolidated balance sheets as of the dates indicated:

(In basis points)	September 30, 2014	December 31, 2013	September 30, 2013	December 31, 2012
Radian Group’s five-year CDS spread	317	323	419	913

(In millions)	Fair Value Liability before Consideration of Radian Group’s Non-Performance Risk September 30, 2014	Impact of Radian Group’s Non-Performance Risk September 30, 2014	Fair Value Liability Recorded September 30, 2014
Product
Corporate CDOs	$16.0	$15.6	$0.4
Non-Corporate CDO-related (1)	276.9	144.8	132.1
NIMS-related (2)	5.6	2.4	3.2
Total	$298.5	$162.8	$135.7

(In millions)	Fair Value Liability before Consideration of Radian Group’s Non-Performance Risk December 31, 2013	Impact of Radian Group’s Non-Performance Risk December 31, 2013	Fair Value Liability Recorded December 31, 2013
Product
Corporate CDOs	$30.4	$29.0	$1.4
Non-Corporate CDO-related (1)	409.7	178.7	231.0
NIMS-related (2)	5.0	2.2	2.8
Total	$445.1	$209.9	$235.2
________________

(1)	Includes the net fair value liability recorded within derivative assets and derivative liabilities and the net fair value liabilities included in our consolidated VIEs.

(2)	Includes NIMS VIE debt.
Non-performance risk is commonly measured by default probability, with a credit spread tightening indicating a lesser probability of default. Radian Group’s five-year CDS spread at September 30, 2014 implies a market view that there is a 22.6% probability that Radian Group will default in the next five years as compared to a 22.9% implied probability of default at December 31, 2013. The cumulative impact on our derivative assets, derivative liabilities and VIE liabilities attributable to the market’s perception of our non-performance risk decreased by $47.1 million during the first nine months of 2014, as presented in the tables above. This decrease was primarily due to the decrease in net derivative liabilities outstanding.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the three months ended September 30, 2014:

		Realized and Unrealized Gains (Losses)
(In millions)	Beginning Balance at July 1, 2014	Included in Earnings (1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)		Ending Balance at September 30, 2014
Investments:
State and municipal obligations	$19.5	$0.5	$—	$0.2	$—	$—	$1.4	$—		$18.8
Other ABS	74.4	0.3	(0.9)	—	—	—	—	(73.8)	(3)	—
Other investments	82.8	0.2	—	—	—	—	0.1	—		82.9
Total Level III Investments	176.7	1.0	(0.9)	0.2	—	—	1.5	(73.8)		101.7
Other assets	90.4	2.6	—	—	—	—	4.9	—		88.1
Total Level III Assets	$267.1	$3.6	$(0.9)	$0.2	$—	$—	$6.4	$(73.8)		$189.8

Derivative liabilities, net	$193.8	$18.5	$—	$—	$—	$—	$(3.9)	$—		$179.2
VIE debt	93.6	(1.6)	—	—	—	—	4.0	—		91.2
Total Level III Liabilities, net	$287.4	$16.9	$—	$—	$—	$—	$0.1	$—		$270.4
______________________

(1)
Includes unrealized gains (losses) for the three months ended September 30, 2014, relating to assets and liabilities still held as of September 30, 2014 as follows: $(0.3) million for investments, $0.6 million for other assets, $14.4 million for derivative liabilities and $(0.9) million for VIE debt.

(2)	Transfers are recognized at the end of the period as the availability of market observed inputs changes from period to period.

(3)	During the period, certain securities previously classified in Level III were transferred to Level II as third-party pricing became available.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the nine months ended September 30, 2014:

		Realized and Unrealized Gains (Losses)
(In millions)	Beginning Balance at January 1, 2014	Included in Earnings (1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)		Ending Balance at September 30, 2014
Investments:
State and municipal obligations	$18.7	$1.3	$—	$0.2	$—	$—	$1.4	$—		$18.8
Other ABS	0.9	0.4	(1.0)	29.2	—	—	0.4	(29.1)	(3)	—
Equity securities	0.4	(0.4)	—	—	—	—	—	—		—
Other investments	81.5	1.5	—	—	—	—	0.1	—		82.9
Total Level III Investments	101.5	2.8	(1.0)	29.4	—	—	1.9	(29.1)		101.7
Other assets	91.9	11.5	—	—	—	—	15.3	—		88.1
Total Level III Assets	$193.4	$14.3	$(1.0)	$29.4	$—	$—	$17.2	$(29.1)		$189.8

Derivative liabilities, net	$300.9	$129.0	$—	$—	$—	$—	$(7.3)	$—		$179.2
VIE debt	94.6	(8.9)	—	—	—	—	12.3	—		91.2
Total Level III Liabilities, net	$395.5	$120.1	$—	$—	$—	$—	$5.0	$—		$270.4
______________________

(1)
Includes unrealized gains (losses) for the nine months ended September 30, 2014, relating to assets and liabilities still held as of September 30, 2014 as follows: $0.1 million for investments, $5.3 million for other assets, $100.8 million for derivative liabilities and $(6.8) million for VIE debt.

(2)	Transfers are recognized at the end of the period as the availability of market observed inputs changes from period to period.

(3)
During the period, $74.3 million of other ABS securities were transferred from Level III to Level II, as third-party pricing became available. We also transferred $45.2 million of other ABS securities previously classified as Level II to Level III, as the pricing inputs were no longer considered observable.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the three months ended September 30, 2013:

		Realized and Unrealized Gains (Losses)
(In millions)	Beginning Balance at July 1, 2013	Included in Earnings (1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at September 30, 2013
Investments:
State and municipal obligations	$19.4	$0.4	$—	$—	$—	$—	$1.4	$—	$18.4
Other ABS	1.2	—	—	—	—	—	0.2	—	1.0
Equity securities	0.4	—	—	—	—	—	—	—	0.4
Other investments	77.4	2.3	—	0.5	—	—	—	—	80.2
Total Level III Investments	98.4	2.7	—	0.5	—	—	1.6	—	100.0
NIMS derivative assets	1.6	—	—	—	—	—	—	—	1.6
Other assets	96.0	2.7	—	—	—	—	5.5	—	93.2
Total Level III Assets	$196.0	$5.4	$—	$0.5	$—	$—	$7.1	$—	$194.8

Derivative liabilities, net	$343.6	$11.4	$—	$—	$—	$—	$(5.3)	$—	$337.5
VIE debt	106.8	(1.8)	—	—	—	—	4.4	—	104.2
Total Level III Liabilities, net	$450.4	$9.6	$—	$—	$—	$—	$(0.9)	$—	$441.7
______________

(1)
Includes unrealized gains (losses) for the three months ended September 30, 2013, relating to assets and liabilities still held as of September 30, 2013 as follows: $2.3 million for investments, $0.5 million for other assets, $5.9 million for derivative liabilities and $(1.0) million for VIE debt.

(2)	Transfers are recognized at the end of the period as the availability of market observed inputs changes from period to period.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the nine months ended September 30, 2013:

		Realized and Unrealized Gains (Losses)
(In millions)	Beginning Balance at January 1, 2013	Included in Earnings (1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)		Ending Balance at September 30, 2013
Investments:
State and municipal obligations	$19.0	$0.8	$—	$—	$—	$—	$1.4	$—		$18.4
Corporate bonds and notes	—	(0.1)	—	2.7	—	—	—	(2.6)	(3)	—
CMBS	—	—	—	3.1	3.1	—	—	—		—
Other ABS	1.7	—	—	—	—	—	0.7	—		1.0
Equity securities	1.0	—	—	—	0.6	—	—	—		0.4
Other investments	79.0	0.4	—	1.3	0.1	—	0.4	—		80.2
Total Level III Investments	100.7	1.1	—	7.1	3.8	—	2.5	(2.6)		100.0
NIMS derivative assets	1.6	—	—	—	—	—	—	—		1.6
Other assets	99.2	11.1	—	—	—	—	17.1	—		93.2
Total Level III Assets	$201.5	$12.2	$—	$7.1	$3.8	$—	$19.6	$(2.6)		$194.8

Derivative liabilities, net	$254.9	$(69.7)	$—	$—	$—	$—	$(12.9)	$—		$337.5
VIE debt	108.9	(9.0)	—	—	—	—	13.7	—		104.2
Total Level III Liabilities, net	$363.8	$(78.7)	$—	$—	$—	$—	$0.8	$—		$441.7
______________

(1)
Includes unrealized gains (losses) for the nine months ended September 30, 2013, relating to assets and liabilities still held at September 30, 2013 as follows: $0.4 million for investments, $3.9 million for other assets, $(83.5) million for derivative liabilities and $(6.4) million for VIE debt.

(2)	Transfers are recognized at the end of the period as the availability of market observed inputs changes from period to period.

(3)
During the period, pricing from a third-party pricing source became available that utilized observable inputs for individual instruments. As a result, these instruments were transferred out of Level III and into Level II.

There were no transfers between Level I and Level II for the three or nine months ended September 30, 2014 or 2013.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes the significant unobservable inputs used in our recurring Level III fair value measurements as of September 30, 2014:

(In millions)	Fair Value Net Asset (Liability) September 30, 2014 (1)	Valuation Technique	Unobservable Input	Range/ Weighted Average
Level III Assets/Liabilities:
State and municipal obligations	$18.6	Discounted cash flow	Discount rate			11.8%
			Expected loss			11.0%
Other investments	82.5	Discounted cash flow	Discount rate			0.8%
Corporate CDOs	(0.4)	Base correlation model	Radian Group correlation to corporate index			85.0%
			Average credit spread	0.1%	-	0.6%
			Own credit spread (2)	1.1%	-	4.1%
CDO of CMBS	(39.3)	Discounted cash flow	Radian Group correlation to CMBS transaction index			80.0%
			Own credit spread (2)	1.1%	-	4.1%
TruPs CDOs	(18.4)	Discounted cash flow	Principal recovery			75.0%
			Principal recovery (stressed)			65.0%
			Probability of conditional liquidity payment	0.2%	-	10.0%
			Own credit spread (2)	1.1%	-	4.1%
TruPs-related VIE	(46.7)	Discounted cash flow	Discount rate			7.8%
Other non-corporate CDOs and derivative transactions	(74.4)	Risk-based model	Average life (in years)	<1	-	16
			Own credit spread (2)	1.1%	-	4.1%
NIMS VIE	(3.2)	Discounted cash flow	NIMS credit spread			40.1%
			Own credit spread (2)			7.2%
________________

(1)
Excludes certain assets and liabilities for which we do not develop quantitative unobservable inputs. The fair value estimates for these assets and liabilities are developed using third-party pricing information, generally without adjustment.

(2)	Represents the range of our CDS spread that a typical market participant might use in the valuation analysis based on the remaining term of the investment.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes the significant unobservable inputs used in our recurring Level III fair value measurements as of December 31, 2013:

(In millions)	Fair Value Net Asset (Liability) December 31, 2013 (1)	Valuation Technique	Unobservable Input	Range/ Weighted Average
Level III Assets/Liabilities:
State and municipal obligations	$18.7	Discounted cash flow	Discount rate			12.3%
			Expected loss			11.1%
Other investments	81.0	Discounted cash flow	Discount rate			1.2%
Corporate CDOs	(1.4)	Base correlation model	Radian Group correlation to corporate index			85.0%
			Average credit spread	0.1%	-	0.9%
			Own credit spread (2)	0.8%	-	4.3%
CDO of CMBS	(67.8)	Discounted cash flow	Radian Group correlation to CMBS transaction index	72.0%	-	85.0%
			Own credit spread (2)	0.8%	-	4.3%
TruPs CDOs	(43.9)	Discounted cash flow	Principal recovery			75.0%
			Principal recovery (stressed)			65.0%
			Probability of conditional liquidity payment	1.1%	-	12.4%
			Own credit spread (2)	0.8%	-	4.3%
TruPs-related VIE	(68.4)	Discounted cash flow	Discount rate			13.1%
Other non-corporate CDOs and derivative transactions	(119.4)	Risk-based model	Average life (in years)	<1	-	20
			Own credit spread (2)	0.8%	-	4.3%
NIMS VIE	(2.8)	Discounted cash flow	NIMS credit spread			43.8%
			Own credit spread (2)			7.9%
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

For our corporate CDOs, we estimate the correlation of the default probability between the corporate entities and Radian Group—the higher the correlation percentage, the higher the probability that both the corporate entities and Radian Group will default together. In addition, a widening of the average credit spread increases the expected loss for our transactions, and therefore, increases the related liability.
For our CDO of CMBS transactions, we use the CMBX index that most directly correlates to our transaction with respect to vintage and credit rating and then we estimate losses by applying a correlation factor. Because we have more exposure to senior tranches, an increase in this factor generally increases the expected loss for our transactions and therefore, increases our related liability.
For our TruPs CDOs, the performance of each underlying reference obligation is measured by a standard and distressed pricing, which indicates the expected principal recovery. An increase in the standard and stressed principal recovery decreases the loss severity of the transaction, and therefore, in isolation, decreases the related liability. For those transactions where we may be required to pay a TruPs Liquidity Claim, we also assign these transactions a probability that we will be required to pay such claim, which generally would increase our related liability.
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
For all fair value measurements where we project our non-performance risk, including VIE debt, we utilize a market observed credit spread for Radian Group, which we believe is the best available indicator of the market’s perception of our non-performance risk. In isolation, a widening (tightening) of this credit spread typically decreases (increases) our related liability. The assumption used to project our own non-performance risk is independent from the other unobservable inputs used in our fair value measurements. The net impact on our reported assets and liabilities from increases or decreases in our own credit spread and from increases or decreases in other unobservable inputs depends upon the magnitude and direction of the changes in each input; such changes may result in offsetting effects to our recorded fair value measurements or they may result in directionally similar impacts, which may be material.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets were as follows as of the dates indicated:

	September 30, 2014			December 31, 2013
(In millions)	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
Assets:
Fixed-maturities held to maturity	$0.1	$0.1	(1)	$0.4	$0.4	(1)
Other invested assets	39.6	49.7	(1)	47.4	54.3	(1)
Liabilities:
Long-term debt (3)	1,201.1	1,703.9	(1)	930.1	1,502.7	(1)
Non-derivative financial guaranty liabilities	136.2	170.1	(2)	144.7	189.1	(2)
______________________

(1)	These estimated fair values would be classified in Level II of the fair value hierarchy.

(2)	These estimated fair values would be classified in Level III of the fair value hierarchy.

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

5. Variable Interest Entities
Our interests in VIEs for which we are not the primary beneficiary may be accounted for as insurance or reinsurance contracts or credit derivatives, depending on the nature of the transaction. For insurance and reinsurance contracts, we record reserves for losses and LAE, and for credit derivatives, we record cumulative changes in fair value as a derivative asset or liability.
We have determined that we are the primary beneficiary of our one remaining NIMS transaction and certain financial guaranty structured finance transactions. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer or, in some cases, the right to direct the sale of the VIE assets. In some instances, we have the obligation to absorb the majority of the VIE’s losses and the right to receive the majority of any remaining funds through our residual interest agreement and we have the ability to impact the activities of the VIE in certain limited ways that could impact the economic performance of the VIE. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value. In certain instances, the operating results of a consolidated VIE may generate taxable income or loss.
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

	Consolidated		Unconsolidated
(In thousands)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Balance Sheet:
Other invested assets	$82,502	$81,000	$—	$—
Derivative assets	—	—	—	—
Premiums receivable	—	—	1,890	2,211
Other assets	88,219	92,023	—	—
Unearned premiums	—	—	1,432	1,872
Reserve for losses and LAE	—	—	10,878	14,094
Derivative liabilities	46,653	68,457	121,745	220,633
VIE debt—at fair value	88,036	91,800	—	—
Other liabilities	221	254	—	—

Maximum exposure (1)	136,593	121,628	2,699,248	4,578,784
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

	Consolidated		Unconsolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Statement of Operations:
Premiums earned	$—	$—	$921	$872
Net investment income	1,338	1,338	—	—
Net gains on investments	165	405	—	—
Change in fair value of derivative instruments—gains (losses)	20,124	513	101,110	(82,069)
Net gains on other financial instruments	2,976	3,377	—	—
Provision for losses—increase (decrease)	—	—	2,261	(208)
Other operating expenses	1,303	1,469	—	—

Net Cash (Outflow) Inflow	(34)	333	(2,493)	4,133

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

NIMS VIE
At September 30, 2014, we had one remaining NIMS transaction. We have determined that we are the primary beneficiary of this NIMS transaction, and have consolidated the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of the VIE at fair value. At September 30, 2014 and December 31, 2013, the amount of VIE debt and our maximum exposure were immaterial. The amounts of income and expense related to this VIE were immaterial for 2014 and 2013.

6. Investments
Our held to maturity and available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	September 30, 2014
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities held to maturity:
State and municipal obligations	$50	$50	$—	$—
	$50	$50	$—	$—
Fixed-maturities available for sale:
U.S. government and agency securities	$43,178	$43,314	$171	$35
State and municipal obligations	26,788	27,932	1,175	31
Corporate bonds and notes	124,536	125,898	2,194	832
RMBS	76,139	77,431	1,292	—
CMBS	31,617	31,546	66	137
Other ABS	126,392	124,721	13	1,684
Foreign government and agency securities	19,303	19,626	364	41
Other investments	202	202	—	—
	$448,155	$450,670	$5,275	$2,760
Equity securities available for sale (1)	$78,106	$144,593	$66,487	$—
Total debt and equity securities	$526,311	$595,313	$71,762	$2,760
______________________

(1)
Comprising broadly diversified domestic equity mutual funds ($137.0 million fair value) and various preferred and common stocks invested across numerous companies and industries ($7.6 million fair value).

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

The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

(In thousands)	September 30, 2014	December 31, 2013
Trading securities:
U.S. government and agency securities	$249,102	$393,815
State and municipal obligations	605,255	595,070
Corporate bonds and notes	881,362	1,024,574
RMBS	221,820	487,239
CMBS	272,281	288,895
Other ABS	136,802	195,816
Foreign government and agency securities	23,744	40,657
Equity securities	88,397	90,604
Other investments	733	759
Total	$2,479,496	$3,117,429
For trading securities that were still held at September 30, 2014 and December 31, 2013, we had net unrealized gains during 2014 and net unrealized losses during 2013 associated with those securities in the amount of $87.4 million and $140.9 million, respectively.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Net realized and unrealized (losses) gains on investments consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net realized gains (losses):
Fixed-maturities held to maturity	$—	$—	$(9)	$2
Fixed-maturities available for sale	(541)	443	(335)	1,312
Equities available for sale	—	—	—	349
Trading securities	119	2,196	(4,333)	15,212
Short-term investments	—	—	—	2
Other invested assets	—	485	—	8,841
Other	531	70	478	93
Net realized gains (losses) on investments	109	3,194	(4,199)	25,811
Unrealized (losses) gains on trading securities	(7,663)	(12,666)	107,865	(169,107)
Unrealized (losses) gains on other invested assets	(285)	2,340	165	405
Total (losses) gains on investments	$(7,839)	$(7,132)	$103,831	$(142,891)
As part of the Freddie Mac Agreement, Radian Guaranty had $209 million and $205 million at September 30, 2014 and December 31, 2013, respectively, in a collateral account currently invested primarily in trading securities, which is pledged to cover Loss Mitigation Activity on the loans subject to the agreement. A portion of the funds deposited may be released to Radian Guaranty over time.
As of September 30, 2014 and December 31, 2013, our investment portfolio included no Sovereign securities of the Stressed European Countries which have Sovereign obligations that have been under particular stress due to economic uncertainty, potential restructuring and ratings downgrades, and included no securities of any other countries under similar stress.
The following tables show the gross unrealized losses and fair value of our securities deemed “available for sale” and “held to maturity,” aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

September 30, 2014: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	2	$7,114	$35	—	$—	$—	2	$7,114	$35
State and municipal obligations	7	426	23	1	5,726	8	8	6,152	31
Corporate bonds and notes	20	57,381	713	1	1,042	119	21	58,423	832
CMBS	5	21,495	137	—	—	—	5	21,495	137
Other ABS	28	109,990	1,684	—	—	—	28	109,990	1,684
Foreign government and agency securities	5	2,726	41	—	—	—	5	2,726	41
Total	67	$199,132	$2,633	2	$6,768	$127	69	$205,900	$2,760

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

December 31, 2013: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	1	$5,401	$57	—	$—	$—	1	$5,401	$57
State and municipal obligations	4	14,502	42	2	5,514	534	6	20,016	576
Corporate bonds and notes	—	—	—	2	2,966	484	2	2,966	484
Total	5	$19,903	$99	4	$8,480	$1,018	9	$28,383	$1,117
During the first nine months of 2014 and 2013, there were no credit losses recognized in earnings.
Impairments due to credit deterioration that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security are considered other-than-temporary. Other declines in fair value (for example, due to interest rate changes, sector credit rating changes or company-specific rating changes) that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security also may serve as a basis to conclude that an other-than-temporary impairment has occurred. To the extent we determine that a security is deemed to have had an other-than-temporary impairment, an impairment loss is recognized.
We had securities in an unrealized loss position that we did not consider to be other-than-temporarily impaired as of September 30, 2014. For all investment categories, the unrealized losses of 12 months or greater duration as of September 30, 2014, were generally caused by interest rate or credit spread movements since the purchase date. As of September 30, 2014, we expected the present value of cash flows to be collected from these securities to be sufficient to recover the amortized cost basis of these securities. As of September 30, 2014, we did not have the intent to sell any debt securities in an unrealized loss position, and we determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis, which may be at maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at September 30, 2014.
The contractual maturities of fixed-maturity investments are as follows:

	September 30, 2014
	Held to Maturity		Available for Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less (1)	$50	$50	$77	$77
Due after one year through five years (1)	—	—	76,568	76,680
Due after five years through ten years (1)	—	—	64,406	65,503
Due after ten years (1)	—	—	72,956	74,712
RMBS (2)	—	—	76,139	77,431
CMBS (2)	—	—	31,617	31,546
Other ABS (2)	—	—	126,392	124,721
Total	$50	$50	$448,155	$450,670
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS, and Other ABS are shown separately, as they are not due at a single maturity date.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

7. Goodwill and Other Intangible Assets, Net
Goodwill
Goodwill primarily represents the amount paid for Clayton in excess of the fair value of identifiable net assets acquired as further described in Note 1. Goodwill represents the estimated future economic benefits arising from the assets we acquired that did not qualify to be identified and recognized individually, and includes the value of discounted expected future cash flows of Clayton, Clayton’s workforce, expected synergies with our other affiliates and other unidentifiable intangible assets. Goodwill is deemed to have an indefinite useful life and is subject to review for impairment annually, or more frequently, whenever circumstances indicate potential impairment. Currently, we expect approximately $191.0 million of our goodwill, of which $189.0 million relates to the Clayton transaction, to be deductible for tax purposes over a period of 15 years.
The net carrying amount of our goodwill was $194.0 million and $2.1 million as of September 30, 2014 and December 31, 2013, respectively. There were no accumulated impairment losses as of those dates.
Other Intangible Assets
Intangible assets, other than goodwill, primarily consist of Clayton’s client relationships, technology, trade name and trademarks, client backlog and non-competition agreements. Client relationships represent the value of the specifically acquired customer relationships and are valued using the excess earnings approach using estimated client revenues, attrition rates, implied royalty rates and discount rates. The excess earnings approach estimates the present value of expected earnings in excess of a traditional return on business assets. Technology represents proprietary software used for loan review and due diligence, managing the REO disposition process and performing surveillance of mortgage loan servicers. Trade name and trademarks reflect the value inherent in the recognition of the “Clayton” name and its reputation. Client backlog is the estimated present value of fees to be earned for services performed on loans currently under surveillance or REO assets under management. The value of a non-competition agreement is an appraisal of potential lost revenues that would arise from an individual leaving to work for a competitor or initiating a competing enterprise.
The following is a summary of the gross and net carrying amounts and accumulated amortization of our other intangible assets as of and for the year to date periods indicated:

	As of September 30, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$79,245	$(1,460)	$77,785
Technology	8,970	(415)	8,555
Trademark	7,860	(197)	7,663
Client backlog	6,680	(1,203)	5,477
Non-competition agreements	145	(19)	126
Total	$102,900	$(3,294)	$99,606

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$200	$—	$200
Non-competition agreements	5	—	5
Total	$205	$—	$205

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

For tax purposes, substantially all of the other intangible assets are expected to be deductible and will be amortized over a period of 15 years. For financial reporting purposes, other intangible assets with finite lives will be amortized over their applicable estimated useful lives in a manner that approximates the pattern of expected economic benefit from each intangible asset, as follows:

Estimated Useful Life
Client relationships	3 years	-	15 years
Technology	3 years	-	6 years
Trademark			10 years
Client backlog	3 years	-	5 years
Non-competition agreements	2 years	-	3 years
The estimated aggregate amortization expense for the remainder of 2014 and thereafter is as follows (in thousands):

2014	$3,259
2015	12,014
2016	10,890
2017	10,584
2018	10,394
2019	9,376
Thereafter	43,089

8. Reinsurance
The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net premiums written-insurance:
Direct	$261,301	$268,886	$729,261	$784,180
Assumed	(217)	(126)	406	(10,729)
Ceded	(16,832)	(17,918)	(49,342)	(64,195)
Net premiums written-insurance	$244,252	$250,842	$680,325	$709,256
Net premiums earned-insurance:
Direct	$244,160	$228,162	$696,323	$660,687
Assumed	2,062	1,943	6,141	10,573
Ceded	(19,066)	(18,121)	(55,529)	(53,564)
Net premiums earned-insurance	$227,156	$211,984	$646,935	$617,696
Mortgage Insurance
We have entered into two separate QSR agreements with a third-party reinsurance provider. As of September 30, 2014, RIF ceded under the Initial QSR Transaction and the Second QSR Transaction was $1.2 billion and $1.5 billion, respectively.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following tables show the amounts related to the QSR Reinsurance Transactions for the periods indicated:

	Initial QSR Transaction
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Ceded premiums written	$4,668	$5,551	$15,018	$17,573
Ceded premiums earned	6,578	7,216	20,188	22,711
Ceding commissions written	1,166	1,388	3,754	4,393

	Second QSR Transaction
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Ceded premiums written	$9,082	$8,233	$24,447	$32,253
Ceded premiums earned	7,699	5,099	21,481	12,220
Ceding commissions written	3,179	2,882	8,557	11,289
We ceded the maximum amount permitted under the Initial QSR Transaction (up to $1.6 billion of ceded RIF), and therefore, are no longer ceding NIW under this transaction. We are currently ceding additional NIW under the Second QSR Transaction, and we expect to continue ceding RIF under this transaction until the end of 2014. We have the option to recapture approximately $750 million of the ceded risk outstanding on December 31, 2014, and an additional portion of the remaining ceded risk outstanding on December 31, 2015. Ceded losses to date under the QSR Reinsurance Transactions have been immaterial.

9. Losses and Loss Adjustment Expense
Our reserve for losses and LAE, as of the dates indicated, consisted of:

(In thousands)	September 30, 2014	December 31, 2013
Mortgage insurance reserves	$1,588,131	$2,164,353
Financial guaranty reserves	32,220	21,068
Total reserve for losses and LAE	$1,620,351	$2,185,421
See Note 10 for information regarding our financial guaranty reserves.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table shows our mortgage insurance reserve for losses and LAE by category at the end of each period indicated:

(In thousands)	September 30, 2014	December 31, 2013
Reserves for losses by category:
Prime	$721,811	$937,307
Alt-A	308,283	384,841
A minus and below	182,885	215,545
IBNR and other	212,908	347,698
LAE	52,690	51,245
Reinsurance recoverable (1)	21,201	38,363
Total primary reserves	1,499,778	1,974,999
Pool	80,664	169,682
IBNR and other	2,468	8,938
LAE	3,434	5,439
Total pool reserves	86,566	184,059
Total First-lien reserves	1,586,344	2,159,058
Second-lien and other (2)	1,787	5,295
Total reserve for losses	$1,588,131	$2,164,353
______________________

(1)	Primarily represents ceded losses on captive transactions and the QSR Reinsurance Transactions.

(2)	Does not include our Second-lien PDR that is included in other liabilities.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table presents information relating to our mortgage insurance reserves for losses, including IBNR reserves and LAE but excluding Second-lien PDR, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Mortgage Insurance
Balance at beginning of period	$1,714,681	$2,690,861	$2,164,353	$3,083,608
Less reinsurance recoverables (1)	22,458	58,427	38,363	83,238
Balance at beginning of period, net of reinsurance recoverables	1,692,223	2,632,434	2,125,990	3,000,370
Add losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	106,927	140,015	339,496	477,155
Prior years	(58,370)	11,997	(177,514)	(56,777)
Total incurred	48,557	152,012	161,982	420,378
Deduct paid claims and LAE related to:
Current year (2)	2,911	21,334	3,348	21,483
Prior years	170,939	498,002	717,694	1,134,155
Total paid	173,850	519,336	721,042	1,155,638
Balance at end of period, net of reinsurance recoverables	1,566,930	2,265,110	1,566,930	2,265,110
Add reinsurance recoverables (1)	21,201	49,675	21,201	49,675
Balance at end of period	$1,588,131	$2,314,785	$1,588,131	$2,314,785
_________________________

(1)	Related to ceded losses on captive reinsurance transactions and the QSR Reinsurance Transactions. See Note 8 for additional information.

(2)
Related to underlying defaulted loans with a most recent default notice dated in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

Our mortgage insurance loss reserves declined for the three months ended September 30, 2014, primarily as a result of the volume of paid claims, cures and insurance rescissions and claim denials continuing to outpace new default notices received. Reserves established for new default notices were the primary driver of our total incurred loss for the first nine months of 2014. The impact to incurred losses from default notices reported in 2014 was partially mitigated by favorable reserve development on prior year defaults, which was driven primarily by higher cures and lower Claim Severity rates than were previously estimated. Our results for the three and nine months ended September 30, 2014 also include the impact of the BofA Settlement Agreement, as described below.
Total paid claims were lower for the three and nine months ended September 30, 2014 compared to the comparable period in 2013, primarily due to the impact of the Freddie Mac Agreement in 2013, which increased claims paid by $254.7 million for the three and nine months ended September 30, 2013. The additional decrease in paid claims in 2014 compared to prior year periods is consistent with the overall decline in defaulted loans.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

In August 2013, Radian Guaranty entered into the Freddie Mac Agreement, related to a group of First-lien mortgage loans guaranteed by Freddie Mac that were insured by Radian Guaranty and were in default as of December 31, 2011. As discussed above, at closing we paid Freddie Mac for claims related to these loans, and also deposited funds into a collateral account to cover future Loss Mitigation Activity on these loans. Subject to certain conditions, amounts in the collateral account may be released to Radian Guaranty over time to the extent that Loss Mitigation Activity becomes final in accordance with the terms of the Freddie Mac Agreement. From the time the collateral account was established through September 30, 2014, approximately $38 million of additional Loss Mitigation Activity had become final in accordance with the Freddie Mac Agreement and approximately $118 million of submitted claims had been rescinded, denied, curtailed or cancelled, but were not yet considered final in accordance with the Freddie Mac Agreement. If the BofA Settlement Agreement had been implemented as of September 30, 2014, these amounts would have been approximately $106 million and $32 million, respectively. If the amount of Loss Mitigation Activity that becomes final in accordance with the Freddie Mac Agreement after the collateral account was established is less than $205 million prior to the scheduled termination of the Freddie Mac Agreement, then any shortfall will be paid to Freddie Mac from the funds in the collateral account.
Our mortgage insurance loss reserves declined for the three months ended September 30, 2013, primarily as a result of a decrease in our total inventory of defaults, as the volume of paid claims, cures and insurance rescissions and claim denials outpaced new default notices received during the quarter. Favorable reserve development on default notices reported in prior years partially mitigated the impact from new defaults, as the benefit to prior year defaults from higher cures and claim curtailments was more than previously estimated.
Our aggregate weighted average Default to Claim Rate assumption (net of denials and rescissions) used in estimating our primary reserve for losses was 53% at September 30, 2014, compared to 50% at December 31, 2013. We develop our Default to Claim Rate estimates on defaulted loans based on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. During the third quarter of 2014, we continued to refine our approach to estimating loss reserves and developed additional portfolio segmentations, primarily based on a loan’s Time in Default and its current Stage of Default, in assessing the likelihood that a default will become a claim. Previously, we gave greater weight to other loan characteristics, including the status of the loan as reported by its servicer, as defined by the number of missed payments, and the type of loan product. As of September 30, 2014, our aggregate weighted average Default to Claim Rate estimate on our primary portfolio, net of estimated denials and rescissions and excluding pending claims, was 47%. Our estimates of gross Default to Claim rates on our primary portfolio ranged from 17% for new defaults, to 81% for Foreclosure Stage Defaults. Our estimate of expected insurance rescissions and claim denials (net of expected reinstatements) embedded in our Default to Claim Rate is generally based on our experience over the past year, with consideration given for differences in characteristics between those rescinded policies and denied claims and the loans remaining in our defaulted inventory. For the three months ended September 30, 2014, our estimates also reflect the expected impact of the BofA Settlement Agreement.
Although our estimates of future rescissions and denials have been declining, they remain elevated compared to levels experienced before 2009. The elevated levels of our rate of insurance rescissions and claim denials have reduced our paid losses and have resulted in a reduction in our loss reserves. Our estimate of net future rescissions and denials reduced our loss reserves as of September 30, 2014 and December 31, 2013 by approximately $134 million and $247 million, respectively. The amount of estimated rescissions and denials incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of rescissions and denials on future claims, but also the volume and attributes of our defaulted insured loans, our estimated Default to Claim Rate and our estimated Claim Severity, among other assumptions. As of September 30, 2014, these estimates also reflect the estimated impact of the BofA Settlement Agreement, as further discussed below. As noted above, we expect the amount of estimated rescissions and denials embedded within our reserve analysis to remain elevated as compared to levels before 2009; however, we expect them to continue to decrease over time, as the defaults related to our Legacy Portfolio decline as a proportion of our total default portfolio and as we realize the results through actual rescissions and denials, or the commutations of insured loans. In the event that we experience a more rapid than expected decrease in the level of future insurance rescissions and claim denials from the current levels, it could have an adverse effect on our paid losses and loss reserves.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table illustrates the amount of First-lien claims submitted to us for payment that were rescinded or denied, for the periods indicated, net of any reinstatements of previously rescinded policies or denied claims within each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Rescissions	$14.5	$21.6	$48.3	$56.5
Denials	39.0	4.1	45.0	131.3
Total First-lien claims submitted for payment that were rescinded or denied (1)	$53.5	$25.7	$93.3	$187.8
______________________

(1)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.
Our reported rescission and denial activity in any given period is subject to challenge by our lender and servicer customers and from time to time, we engage in discussions with our lender and servicer customers regarding these loss mitigation activities. Unless a liability associated with such activities or discussions becomes probable and can be reasonably estimated, we consider our claim payments and our rescissions, denials and curtailments to be resolved for financial reporting purposes. In accordance with the accounting standard regarding contingencies, we accrue for an estimated loss when we determine that the loss is probable and can be reasonably estimated.
As previously disclosed, we have been in settlement discussions with one servicer regarding a large population of disputed rescissions, denials, curtailments, and potential insurance cancellations. On September 16, 2014, Radian Guaranty reached an agreement with this servicer and entered into a Confidential Settlement Agreement and Release (the “BofA Settlement Agreement”), as referenced above, with Countrywide Home Loans, Inc. and Bank of America, N.A. (together, the “Insureds”), as a successor to BofA Home Loan Servicing f/k/a Countrywide Home Loans Servicing LP, in order to resolve various actual and potential claims or disputes related to the parties’ respective rights and duties as to mortgage insurance coverage on the Subject Loans (as defined below). The loans subject to the BofA Settlement Agreement (the “Subject Loans”) are comprised of: (i) loans that were originated or acquired by an Insured and were insured by Radian Guaranty prior to January 1, 2009, excluding such loans that were refinanced under HARP 2 (“Legacy Loans”); and (ii) loans other than Legacy Loans that were or are serviced by the Insureds and were 90 days or more past due as of July 31, 2014, or if servicing has been transferred to a servicer other than the Insureds, 90 days or more past due as of the transfer date (“Servicing Only Loans”).
Implementation of the BofA Settlement Agreement remains subject to the condition precedent that the GSEs consent to the BofA Settlement Agreement. If the consent of the GSEs is obtained, the BofA Settlement Agreement will be implemented for Subject Loans held in portfolio by the Insureds or purchased by the GSEs on the Implementation Date. In addition, with respect to Subject Loans that were either not held in portfolio by the Insureds or were purchased by non-GSE investors, including securitization trusts and other investors (the “Other Investors”), the BofA Settlement Agreement requires the consent of the Other Investors for these loans to be included in the BofA Settlement Agreement other than with respect to certain rights of cancellation (described below) which will apply to such loans as of the Implementation Date. The consent of the Other Investors, who hold approximately 12% of the number of Subject Loans, is not a condition precedent to the implementation of the BofA Settlement Agreement. The BofA Settlement Agreement provides that either party may terminate the BofA Settlement Agreement if consent of the GSEs is not received by November 15, 2014, except that the parties can agree to an extension and neither party can refuse an extension while any party is actively seeking consent from the GSEs. The parties are currently in the process of seeking consent from the GSEs.
If implemented, the BofA Settlement Agreement provides that all claims decisions by Radian Guaranty on Legacy Loans (including claims paid, coverage rescissions, claim denials and curtailments) that were communicated on or before February 13, 2013 will become final and will not be subject to future challenge or adjustment. With respect to claims decisions on Subject Loans that have been or will be communicated by Radian Guaranty after February 13, 2013 (“Future Legacy Loans”), the BofA Settlement Agreement provides that, subject to certain limited exceptions and conditions, Radian Guaranty will not effect any coverage rescissions, claim denials or curtailments. To the extent any such loss mitigation actions previously have been taken on Future Legacy Loans, Radian Guaranty will reinstate coverage and pay a reimbursement amount equal to the difference between the amount actually paid by Radian Guaranty and the eligible claim amount. Radian Guaranty has further agreed that with respect to Future Legacy Loans it will not assert any origination error or servicing defect as a basis for a decision not to pay a claim, nor will it effect a curtailment of such claims; provided however, Radian Guaranty retains the right to curtail Legacy Loans that are less than 90 days delinquent as of July 31, 2014 (“Potential Curtailment Loans”) and any Future Legacy Loans serviced by a servicer other than the Insureds (a “Protected Curtailment”).

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The BofA Settlement Agreement provides that for Servicing Only Loans: (i) if Radian Guaranty effected a claim payment on or before May 30, 2014, any curtailments on such loans will become final and will not be subject to future challenge, appeal or adjustment; and (ii) for claim payments for Servicing Only Loans paid after May 30, 2014, Radian Guaranty will not make any curtailments (excluding Protected Curtailments, which may continue in the ordinary course) and, to the extent any curtailments previously have been effected on such loans, Radian Guaranty will pay a reimbursement amount equal to the curtailment amount. The BofA Settlement Agreement does not affect Radian Guaranty’s right to effect rescissions or denials on any Servicing Only Loans and any such rescissions or denials will continue to be governed by the applicable master insurance policies, subject to certain requirements in the BofA Settlement Agreement regarding the documents required to perfect such claims. Radian Guaranty has further agreed not to assert any right to cancel coverage on any Subject Loan for failure to initiate certain proceedings (most commonly foreclosure proceedings) within the timelines set forth in Radian Guaranty’s master insurance policy.
The BofA Settlement Agreement contains an alternative dispute resolution process for resolving certain disputes arising under the agreement, including disputes related to the processing, determination or payment of claims on Future Legacy Loans and future Servicing Only Loans, including curtailments on Potential Curtailment Loans.
As discussed above, our reported rescission and denial activity in any given period is subject to challenge by our lender and servicer customers, and we expect that a portion of previously rescinded policies will be reinstated and previously denied claims will be resubmitted with the required documentation and ultimately paid. We have incorporated this expectation into our reserve estimate, and our IBNR reserve estimate primarily consists of our estimate of future reinstatements of previously rescinded policies and denied claims. Our total IBNR reserve estimate was $153.3 million and $281.9 million at September 30, 2014 and December 31, 2013, respectively. For both periods, a substantial portion of our IBNR reserve estimate is related to expected payments for loans subject to the BofA Settlement Agreement. The significant decrease in our IBNR reserve estimate at September 30, 2014 as compared to December 31, 2013, reflects the terms of the BofA Settlement Agreement and assumes that the agreement will be implemented following GSE consent. As of September 30, 2014, the IBNR reserve estimate of $153.3 million included approximately $112.3 million for loans subject to the BofA Settlement Agreement. The remaining IBNR reserve included an estimate of future reinstatements of previously denied claims, rescinded policies and claim curtailments of $18.3 million, $1.9 million, and $10.2 million, respectively, that relate to $140.8 million of claims that were denied within the preceding 12 months, $135.0 million of policies rescinded within the preceding 24 months, and $63 million of claim curtailments within the preceding 24 months. The decrease in our IBNR reserve estimate resulting from the BofA Settlement Agreement was partially offset by an increase in our mortgage insurance case reserves to incorporate the fact that we have agreed not to take further action to effect rescissions and claim denials on Future Legacy Loans. While our reserves include our best estimate of probable losses, if the BofA Settlement Agreement is not implemented as anticipated, our actual losses with respect to the loans subject to the BofA Settlement Agreement may differ materially from our current estimates and we may be required to recognize additional losses to increase the IBNR reserve. However, we cannot estimate the amount of any additional loss that is reasonably possible.
Generally, excluding claims that are expected to be resolved in accordance with the BofA Settlement Agreement, we estimate our claim liability related to the potential future reinstatement of previously denied claims and rescinded policies by estimating an initial gross reinstatement rate at the time of denial or rescission, which then declines over a 12- or 24-month timeframe based on our expectation that there is a reduced likelihood that a reinstatement will occur as time passes from our initial decision regarding a denial or rescission. As of September 30, 2014, for previously denied claims, this initial gross reinstatement assumption begins at 60% and declines to 0% after 12 months, while for previously rescinded policies, the initial assumed reinstatement rate begins at 20% and declines to 0% after 24 months. Our total IBNR reserve estimate also includes the projected potential impact from future estimated rescissions on reinstated denials. Therefore, at any particular point in time, our IBNR reserve estimate with respect to previously rescinded policies or denied claims is affected not only by our initial reinstatement assumption, but also by the length of time since the denial or rescission, our estimated likelihood of such reinstatements resulting in a paid claim, and the expected Claim Severity on such paid claims, as well as the potential outcome of any discussions with our lender and servicer customers regarding such rescissions or denials. In addition, as of September 30, 2014, our IBNR reserve estimate incorporates an overturn assumption for amounts curtailed on previously paid claims.
We also accrue for the premiums that we expect to refund to our lender customers in connection with our estimated insurance rescission activity. Our accrued liability for such refunds, which is included within other liabilities on our condensed consolidated balance sheets, was $8.0 million and $17.0 million as of September 30, 2014 and December 31, 2013, respectively.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

We considered the sensitivity of our loss reserve estimates at September 30, 2014 by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point change in primary Claim Severity (which we estimate to be 103% of our risk exposure at September 30, 2014), we estimated that our loss reserves would change by approximately $12 million at September 30, 2014. For every one percentage point change in our primary net Default to Claim Rate (which we estimate to be 53% at September 30, 2014, including our assumptions related to rescissions and denials), we estimated a change of approximately $23 million in our loss reserves at September 30, 2014.

10. Financial Guaranty Insurance Contracts
The following table includes information as of September 30, 2014 regarding our financial guaranty claim liabilities on non-derivative transactions, segregated by the surveillance categories that we use in monitoring the risks related to these contracts:

	Surveillance Categories
($ in thousands)	Performing	Special Mention	Intensified Surveillance	Case Reserve	Total
Number of policies	5	168	90	81	344
Remaining weighted-average contract period (in years)	21	15	18	18	17
Insured contractual payments outstanding:
Principal	$1,338	$943,438	$658,561	$94,091	$1,697,428
Interest	151	486,985	386,906	25,267	899,309
Total	$1,489	$1,430,423	$1,045,467	$119,358	$2,596,737

Gross claim liability	$1	$15,352	$227,546	$32,230	$275,129
Less:
Gross potential recoveries	—	1,830	291,209	48,922	341,961
Discount, net	—	1,966	(110,678)	(1,252)	(109,964)
Net claim liability (asset) (prior to reduction for unearned premium)	$1	$11,556	$47,015	$(15,440)	$43,132
Unearned premium revenue	$5	$14,101	$9,471	$—	$23,577
Net claim liability (asset) reported in the balance sheet	$—	$4,736	$40,608	$(15,439)	$29,905
Reinsurance recoverables	$—	$—	$—	$—	$—
A net claim liability is established for a performing credit if there is evidence that credit deterioration has occurred and the expected loss on the credit exceeds the unearned premium revenue for the contract based on the present value of the expected net cash inflows and outflows. Included in accounts and notes receivable and unearned premiums on our condensed consolidated balance sheets are the present values of premiums receivable and unearned premiums that are received on an installment basis. The premiums receivable is net of commissions on assumed reinsurance business. The present values of premiums receivable and unearned premiums that are received on an installment basis were $21.7 million and $24.9 million, respectively, as of September 30, 2014, and $25.2 million and $27.0 million, respectively, as of December 31, 2013.
The accretion of these balances is included either in premiums written and premiums earned (for premiums receivable) or policy acquisition costs (for commissions) on our condensed consolidated statements of operations. There was an immaterial amount of accretion recorded in policy acquisition costs and premiums earned for the three and nine months ended September 30, 2014 and 2013.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The nominal (non-discounted) premiums, net of commissions that are expected to be collected on financial guaranty contracts with installment premiums, included in premiums receivable as of September 30, 2014, was $27.4 million and is expected to decrease over time as the portfolio runs off. The activity related to the net present value of premiums receivable during the three and nine months ended September 30, 2014 and 2013 was not material. The weighted-average risk-free rate used to discount the premiums receivable and premiums to be collected was 2.6% at September 30, 2014.
Premiums earned were affected by the following for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Refundings	$6,253	$6,979	$14,443	$22,020
Recaptures/Commutations	—	—	—	(2,447)
Adjustments to installment premiums, gross of commissions	(1,586)	(155)	(1,425)	2,527
Unearned premium acceleration upon establishment of case reserves	905	—	967	69
Foreign exchange revaluation, gross of commissions	(299)	112	21	(975)
Total adjustment to premiums earned	$5,273	$6,936	$14,006	$21,194
The following table shows the expected contractual premium revenue from our existing financial guaranty portfolio, assuming no Refundings of any financial guaranty obligations, as of September 30, 2014:

(In thousands)	Ending Net Unearned Premiums	Unearned Premium Amortization	Accretion	Total Premium Revenue
4th quarter 2014	$154,439	$6,080	$179	$6,259
2014	154,439	6,080	179	6,259
2015	139,127	15,312	674	15,986
2016	126,046	13,081	617	13,698
2017	114,629	11,417	581	11,998
2018	103,819	10,811	530	11,341
2014 - 2018	103,819	56,701	2,581	59,282
2019 - 2023	59,338	44,480	2,049	46,529
2024 - 2028	29,650	29,689	1,334	31,023
2029 - 2033	12,697	16,962	858	17,820
After 2033	—	12,697	993	13,690
Total	$—	$160,529	$7,815	$168,344

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table shows the significant components of changes in our financial guaranty claim liability for the three and nine months ended September 30, 2014 and 2013, excluding reserves related to our trade credit reinsurance and surety business of $2.3 million and $1.6 million, respectively, which are excluded from the accounting standard regarding accounting for financial guaranty insurance contracts by insurance enterprises.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Claim liability at beginning of period	$32,859	$23,611	$19,458	$64,291
Incurred losses and LAE:
(Decrease) increase in gross claim liability	(18,154)	(28,486)	8,965	(56,477)
Decrease in gross potential recoveries	18,308	8,896	64,454	35,339
(Increase) decrease in discount	(8,438)	24,075	(68,197)	30,208
Decrease (increase) in unearned premiums	1,384	926	(1,887)	213
Incurred losses and LAE	(6,900)	5,411	3,335	9,283
Recovered (paid) losses and LAE:
Current year	(669)	(70)	(692)	(103)
Prior years	4,615	1,586	7,804	(42,933)
Recoveries (payments) of losses and LAE	3,946	1,516	7,112	(43,036)
Claim liability at end of period	$29,905	$30,538	$29,905	$30,538

Components of incurred losses and LAE:
Claim liability established in current period	$922	$866	$13,065	$1,249
Changes in existing claim liabilities	(7,822)	4,545	(9,730)	8,034
Total incurred losses and LAE	$(6,900)	$5,411	$3,335	$9,283

Components of (increase) decrease in discount:
Decrease (increase) in discount related to claim liabilities established in current period	$322	$268	$(3,735)	$103
(Increase) decrease in discount related to existing claim liabilities	(8,760)	23,807	(64,462)	30,105
Total (increase) decrease in discount	$(8,438)	$24,075	$(68,197)	$30,208
Paid losses during the first nine months of 2013 include $41.6 million related to a January 2013 commutation with a primary insurer.
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
The weighted-average risk-free rates used to discount the gross claim liability and gross potential recoveries on our financial guaranty contracts were as follows, as of the dates indicated:

September 30, 2014	2.52%
December 31, 2013	2.95%
September 30, 2013	3.00%
December 31, 2012	2.00%

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

11. Long-Term Debt
The carrying value of our long-term debt at September 30, 2014 and December 31, 2013 was as follows:

(In thousands)		September 30, 2014	December 31, 2013
5.375%	Senior Notes due 2015	$—	$54,481
9.000%	Senior Notes due 2017	192,348	191,611
3.000%	Convertible Senior Notes due 2017 (1)	369,737	353,798
2.250%	Convertible Senior Notes due 2019 (2)	338,984	330,182
5.500%	Senior Notes due 2019	300,000	—
	Total long-term debt	$1,201,069	$930,072
_______________________

(1)	The principal amount of these notes is $450 million.

(2)	The principal amount of these notes is $400 million.
Senior Notes due 2015
On June 16, 2014, in accordance with the optional redemption provisions of the notes, we redeemed all of the remaining outstanding principal amount of our Senior Notes due 2015 at a price established in accordance with the indenture governing these senior notes. We paid $57.2 million to holders of the notes at redemption and recorded a loss of $2.8 million.
Senior Notes due 2019
In May 2014, in anticipation of the Clayton acquisition, we issued $300 million principal amount of Senior Notes due 2019 and received net proceeds of approximately $293.8 million. The notes bear interest at a rate of 5.500% per annum, payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2014. These notes mature on June 1, 2019 and include covenants customary for securities of their nature. Additionally, the indenture governing these notes includes covenants restricting us from encumbering the capital stock of a designated subsidiary (as defined in the indenture) or disposing of any capital stock of any designated subsidiary unless either all of the stock is disposed of or we retain more than 80% of the stock. We have the option to redeem these notes, in whole or in part, at any time or from time to time prior to maturity at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed and (ii) the make-whole amount, which is the present value of the notes discounted at the applicable treasury rate plus 50 basis points, plus, in each case, accrued interest thereon to the redemption date.
Convertible Senior Notes due 2017 and 2019
During the three-month period ended September 30, 2014, our closing stock price exceeded the threshold required for the holders of our Convertible Senior Notes due 2019 to be able to exercise their conversion rights during the three-month period ending December 31, 2014, but it did not exceed the applicable threshold under the Convertible Senior Notes due 2017. In any period when holders of the Convertible Senior Notes due 2017 are eligible to exercise their conversion option, the equity component related to these instruments will be reclassified from permanent equity to mezzanine (temporary) equity, specifically in those instances when the issuer is required to settle the aggregate principal amount of the notes in cash. Therefore, if in any future period the holders of our Convertible Senior Notes due 2017 are able to exercise their conversion rights, then the difference between (1) the amount of cash deliverable upon conversion (i.e., par value of debt) and (2) the carrying value of the debt component will be reclassified from permanent equity to mezzanine equity, and will continue to be reported as mezzanine equity for any period in which the debt remains currently convertible.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Issuance and transaction costs incurred at the time of the issuance of the convertible notes are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The convertible notes are reflected on our condensed consolidated balance sheets as follows:

	Convertible Senior Notes due 2017		Convertible Senior Notes due 2019
(In thousands)	September 30, 2014	December 31, 2013	September 30, 2014		December 31, 2013
Liability component:
Principal	$450,000	$450,000	$400,000		$400,000
Less: debt discount, net (1)	(80,263)	(96,202)	(61,015)		(69,818)
Net carrying amount	$369,737	$353,798	$338,985		$330,182

Equity component (net of tax impact) (2)	$65,679	$65,679	$77,026	(3)	$77,026	(3)
__________________

(1)	Included within long-term debt and is being amortized over the life of the convertible notes.

(2)	Amount included within additional paid-in capital, net of the capped call transactions (Convertible Senior Notes due 2017) and related issuance costs (Convertible Senior Notes due 2017 and 2019).

(3)	There was no net tax impact recorded in equity related to the Convertible Senior Notes due 2019, as a result of our full valuation allowance.
The following tables set forth total interest expense recognized related to the convertible notes for the periods indicated:

	Convertible Senior Notes due 2017
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2014	2013	2014	2013
Contractual interest expense	$3,375	$3,375	$10,125	$10,125
Amortization of debt issuance costs	308	291	912	861
Amortization of debt discount	5,441	4,943	15,939	14,481
Total interest expense	$9,124	$8,609	$26,976	$25,467

Effective interest rate of the liability component	9.75%	9.75%	9.75%	9.75%

	Convertible Senior Notes due 2019
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2014	2013	2014	2013
Contractual interest expense	$2,250	$2,250	$6,750	$5,175
Amortization of debt issuance costs	322	311	957	711
Amortization of debt discount	2,980	2,801	8,803	6,378
Total interest expense	$5,552	$5,362	$16,510	$12,264

Effective interest rate of the liability component	6.25%	6.25%	6.25%	6.25%

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

12. Accumulated Other Comprehensive Income
The following table shows the rollforward of AOCI as of the periods indicated:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$70,857	$19,840	$51,017	$57,345	$19,962	$37,383
OCI:
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustment	(186)	—	(186)	(186)	—	(186)
Less: Reclassification adjustment for net gains (losses) included in net income	—	—	—	—	—	—
Net foreign currency translation adjustments	(186)	—	(186)	(186)	—	(186)
Unrealized (losses) gains on investments:
Unrealized holding (losses) gains arising during the period	(2,281)	(45)	(2,236)	11,437	(93)	11,530
Less: Reclassification adjustment for net losses included in net income (1)	(541)	(122)	(419)	(335)	(48)	(287)
Net unrealized (losses) gains on investments	(1,740)	77	(1,817)	11,772	(45)	11,817
OCI	(1,926)	77	(2,003)	11,586	(45)	11,631
Balance at end of period	$68,931	$19,917	$49,014	$68,931	$19,917	$49,014

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$37,450	$12,984	$24,466	$24,904	$8,809	$16,095
Unrealized holding gains arising during the period	7,659	2,681	4,978	21,422	7,498	13,924
Less: Reclassification adjustment for net gains included in net loss (1)	444	140	304	1,661	782	879
Net unrealized gains on investments	7,215	2,541	4,674	19,761	6,716	13,045
OCI	7,215	2,541	4,674	19,761	6,716	13,045
Balance at end of period	$44,665	$15,525	$29,140	$44,665	$15,525	$29,140
_________________________

(1)	Included in net (losses) gains on investments on our condensed consolidated statements of operations.

13. Income Taxes
We provide for income taxes in accordance with the provisions of the accounting standard regarding accounting for income taxes. As required under this standard, our DTAs and DTLs are recognized under the balance sheet method, which recognizes the future tax effect of temporary differences between the amounts recorded in our condensed consolidated financial statements and the tax bases of these amounts. DTAs and DTLs are measured using the enacted tax rates expected to apply to taxable income in the periods in which the DTA or DTL is expected to be realized or settled.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Our provision for income taxes for interim financial periods is based on an estimate of our annual effective tax rate for the full year of 2014. When estimating our full year 2014 effective tax rate, we adjust our projected pre-tax income for gains and losses on our derivative transactions and investments, changes in the accounting for uncertainty in income taxes, changes in our beginning of year valuation allowance, and other adjustments. The impact of these items is accounted for discretely at the federal applicable tax rate. During 2013, given the impact on our pre-tax results of net gains or losses resulting from our derivative transactions and our investment portfolio, and the continued uncertainty around our ability to rely on certain short-term financial projections, which directly affected our ability to estimate an effective tax rate for the full year, we recorded our interim period income tax provision (benefit) based on actual results of operations.
For federal income tax purposes, we had approximately $1.6 billion of NOL carryforwards and $26.3 million of foreign tax credit carryforwards as of September 30, 2014. To the extent not utilized, the NOL carryforwards will expire during tax years 2028 through 2032 and the foreign tax credit carryforwards will expire during tax years 2018 through 2020. Certain entities within our consolidated group have also generated DTAs of approximately $34.4 million relating to state and local NOL carryforwards, which if unutilized, will expire during various future tax periods.
As of September 30, 2014 and December 31, 2013, before consideration of our valuation allowance, we had DTAs, net of DTLs, of approximately $833.4 million and $1,040.2 million, respectively.
We are required to establish a valuation allowance against our DTA when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance. Our assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our DTA will be realized in future periods. In making this assessment as of September 30, 2014, the primary negative evidence that we considered was our cumulative losses in recent years. We also considered positive evidence when assessing the need for a valuation allowance, such as future reversals of existing taxable temporary differences, future projections of taxable income, taxable income within the applicable carryback and carryforward periods, and potential tax planning strategies. In assessing our need for a valuation allowance, the weight assigned to the effect of both negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. Future recognition of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. This recognition may be based on the continued improvement in operating results and increased certainty regarding our projected incurred losses, and our ability to sustain profitability over an appropriate time period in amounts that are sufficient to support a conclusion that it is more likely than not that all or a portion of our DTAs will be realized. Based on the continued improvement of our operating results, we expect to meet these criteria in 2015 and possibly earlier, which would require the reversal of substantially all of our valuation allowance.
A valuation allowance of approximately $834.5 million and $1,022.3 million was recorded against our net DTA of approximately $833.4 million and $1,040.2 million at September 30, 2014 and December 31, 2013, respectively. The remaining DTA of approximately $17.9 million at December 31, 2013 represented our NOL carryback that we would be able to utilize as part of an overall settlement of the proposed IRS adjustments relating to tax years 2000 through 2007. Our valuation allowance is in excess of our net DTA as of September 30, 2014 and this excess represents the impact of DTLs relating to the amortization of goodwill. DTLs relating to indefinite-lived intangible assets, such as goodwill, would not ordinarily serve as a source of income for the realization of DTAs because the liability will not reverse until some future indefinite period when the asset is either sold or written down due to impairment.
In July 2013, the FASB issued an update to the accounting standard regarding income taxes, which we adopted in the first quarter of 2014. This update provides guidance concerning the balance sheet presentation of an unrecognized tax benefit when Carryforwards are available. This accounting standard requires an entity to present its DTAs for the Carryforwards net of its liability related to unrecognized tax benefits. A gross presentation will be required when the Carryforwards are not available under the tax law of the applicable jurisdiction or when the Carryforwards would not be used to settle any additional income taxes resulting from disallowance of the uncertain tax position. As a result of our implementation of this new FASB guidance, our September 30, 2014 condensed consolidated balance sheet reflects a full valuation allowance against our DTAs because our remaining DTA was reduced by the reclassification of our liability for unrecognized tax benefits during the first quarter.
During the nine months ended September 30, 2014, our valuation allowance decreased by approximately $187.8 million. Of this amount, $184.8 million was recorded as a benefit in continuing operations offsetting the related deferred tax expense and $4.1 million was recorded through OCI. Additionally, a $1.1 million increase in our valuation allowance was recorded as an offset to goodwill related to the acquisition of Clayton.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

As previously disclosed, we are contesting proposed adjustments resulting from the examination by the IRS of our 2000 through 2007 consolidated federal income tax returns. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests and proposed adjustments denying the associated tax benefits of these items. We appealed these proposed adjustments to Appeals and made “qualified deposits” with the U.S. Treasury of approximately $85 million in June 2008 relating to the 2000 through 2004 tax years and approximately $4 million in May 2010 relating to the 2005 through 2007 tax years in order to avoid the accrual of above-market-rate interest with respect to the proposed adjustments.
We made several attempts to reach a compromised settlement with Appeals, but in January 2013, we were notified that Appeals had rejected our latest settlement offer and planned to issue formal Notices of Deficiency (known as “90-day letters”). On September 4, 2014, we received Notices of Deficiency covering the 2000 through 2007 tax years. The Notices of Deficiency assert unpaid taxes and penalties related to the REMIC matters of approximately $157 million and excludes any potential benefit related to our NOL carryback ability. As of September 30, 2014, there also would be interest of approximately $113 million related to these matters. Depending on the outcome of these matters, additional state income taxes, penalties and interest also may become due when a final resolution is reached. As of September 30, 2014, these additional state tax payments would approximate $30 million. The Notices of Deficiency also reflected additional amounts due of approximately $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We currently believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim.
We have until December 3, 2014 to either pay the Deficiency Amount in full or petition the U.S. Tax Court to litigate the Deficiency Amount. We currently intend to petition the U.S. Tax Court to litigate this matter, which could take several years to resolve and may result in substantial legal expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached. We continue to believe that an adequate provision for income taxes had been made for the potential liabilities that may result from this matter. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.

14. Statutory Information
We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. Required statutory accounting practices include a variety of publications of the NAIC as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of September 30, 2014, our use of any prescribed or permitted statutory accounting practices did not result in reported statutory surplus or risk-based capital being significantly different from what would have been reported had NAIC statutory accounting practices been followed.
State insurance regulators impose various capital requirements on our insurance subsidiaries. These include Risk-to-capital, risk-based capital measures and surplus requirements that limit the amount of insurance that each of our insurance subsidiaries may write. Our failure to maintain adequate levels of capital could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition.
Radian Group serves as the holding company for our insurance subsidiaries, through which we conduct the business of our mortgage insurance and financial guaranty business segments. These insurance subsidiaries are subject to comprehensive, detailed regulation by the insurance departments in the various states where our insurance subsidiaries are domiciled or licensed to transact business. Insurance laws vary from state to state, but generally grant broad supervisory powers to state agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business. The state insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations, as described in Note 1 and below. Our failure to maintain adequate levels of capital could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition. As of September 30, 2014, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $1.9 billion of our consolidated net assets.

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
Radian Guaranty’s statutory net income (loss), statutory policyholders’ surplus and contingency reserve as of or for the periods indicated were as follows:

(In millions)	As of and for the Nine Months Ended September 30, 2014	As of and for the Year Ended December 31, 2013
Statutory net income (loss)	$393.6	$(23.8)
Statutory policyholders’ surplus	1,326.1	1,317.8
Contingency reserve	291.4	23.0
Radian Guaranty’s Risk-to-capital calculation appears in the table below. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus (i.e., statutory capital and surplus) plus statutory contingency reserves.

	September 30, 2014	December 31, 2013
($ in millions)
RIF, net (1)	$29,713.4	$26,128.2

Statutory policyholders’ surplus	$1,326.1	$1,317.8
Contingency reserve	291.4	23.0
Statutory capital	$1,617.5	$1,340.8

Risk-to-capital	18.4:1	19.5:1
_______________________

(1)	Excludes risk ceded through reinsurance contracts (to third parties and affiliates) and RIF on defaulted loans.
We actively manage Radian Guaranty’s capital position in various ways, including: (1) through internal and external reinsurance arrangements; (2) by seeking opportunities to reduce our risk exposure through commutations and other negotiated transactions; and (3) by contributing additional capital from Radian Group.
Currently, we expect to maintain Radian Guaranty’s Risk-to-capital at or below 20 to 1. Radian Guaranty was in compliance with the Statutory RBC Requirements or MPP Requirements, as applicable, in each of the RBC States as of September 30, 2014. See Note 1 for information regarding the Statutory RBC Requirements and MPP Requirements as well as the proposed GSE eligibility requirements that were issued in the form of the proposed PMIERs for public comment on July 10, 2014.
The reduction in Radian Guaranty’s Risk-to-capital in the first nine months of 2014 was primarily due to increases in statutory net income and contingency reserves, partially offset by an increase in net RIF at Radian Guaranty.
Radian Asset Assurance
Radian Asset Assurance is domiciled and licensed in New York as a monoline financial guaranty insurer. It is also licensed under the New York insurance laws to write some types of surety insurance and credit insurance.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Radian Asset Assurance’s ability to pay dividends to its parent, Radian Guaranty, is restricted by certain provisions of the insurance laws of New York. Under the New York insurance laws, Radian Asset Assurance may only pay dividends from statutory earned surplus. Without the prior approval from the NYSDFS, Radian Asset Assurance can only pay a dividend, which when totaled with all other dividends declared or distributed by it during the preceding 12 months, is the lesser of 10% of its statutory policyholders’ surplus, as shown by its last statement on file with the NYSDFS, or 100% of statutory adjusted net investment income during such period. In addition, the NYSDFS, in its discretion, may approve an Extraordinary Dividend. In July 2014, Radian Asset Assurance, upon receipt of approval from the NYSDFS, declared and paid an Extraordinary Dividend of $150 million to Radian Guaranty. Given the significant level of capital still remaining at Radian Asset Assurance, we currently expect to request approval for an additional Extraordinary Dividend in 2015, but there can be no assurance that the NYSDFS will grant future requests for Extraordinary Dividends, and if granted, that they will not be subject to material conditions. Absent any further NYSDFS approval for an Extraordinary Dividend, Radian Asset Assurance expects to have the capacity to pay an ordinary dividend to Radian Guaranty in 2015 of approximately $26.5 million. As of September 30, 2014, Radian Asset Assurance maintained claims paying resources of $1.4 billion, which consists of statutory policyholders’ surplus of $1.0 billion, plus contingency reserves, Unearned Premium Reserves, the present value of installment premiums and loss and LAE reserves.
Since Radian Asset Assurance ceased writing new business in June 2008, Radian Asset Assurance has reduced its aggregate net par exposure by approximately 83% to $19.4 billion as of September 30, 2014. This reduction included large declines in many of the riskier segments of Radian Asset Assurance’s insured portfolio.
New York insurance law also establishes aggregate risk limits on the basis of aggregate net liability as compared with statutory capital. “Aggregate net liability” is a risk-based calculation based on outstanding principal and interest of guaranteed obligations insured, net of qualifying reinsurance and collateral. Under these limits, statutory policyholders’ surplus and contingency reserves must not be less than a percentage of aggregate net liability equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for certain municipal obligations to 4% for certain non-investment grade obligations. As of September 30, 2014, the aggregate net liability of Radian Asset Assurance was significantly below the applicable limit.
New York insurance law requires financial guaranty insurers to maintain minimum statutory policyholders’ surplus of $65 million. When added to the minimum statutory policyholders’ surplus of $1.4 million separately required for the other lines of insurance that Radian Asset Assurance is licensed to write, Radian Asset Assurance is required to maintain an aggregate minimum statutory policyholders’ surplus of $66.4 million. Radian Asset Assurance’s statutory net income (loss), statutory policyholders’ surplus and contingency reserve as of or for the periods indicated were as follows:

(In millions)	As of and for the Nine Months Ended September 30, 2014	As of and for the Year Ended December 31, 2013
Statutory net loss	$(7.4)	$(24.9)
Statutory policyholders’ surplus	1,033.1	1,198.0
Contingency reserve	287.7	264.0

15. Selected Financial Information of Registrant—Radian Group

(In thousands)	September 30, 2014	December 31, 2013
Investment in subsidiaries, at equity in net assets	$2,107,572	$1,419,360
Total assets	3,102,058	2,112,495
Long-term debt	1,201,069	930,072
Total liabilities	1,367,657	1,172,850
Total stockholders’ equity	1,734,401	939,645
Total liabilities and stockholders’ equity	3,102,058	2,112,495

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
On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken in the U.S. District Court for the Eastern District of Pennsylvania. On September 5, 2012, Radian Guaranty filed an amended complaint that sought a declaratory judgment that Radian Guaranty properly rescinded mortgage insurance coverage under its master insurance policy and delegated underwriting endorsement for certain home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process. On October 25, 2012, Quicken answered Radian Guaranty’s amended complaint and asserted counterclaims against Radian Guaranty for alleged breach of contract and bad faith. On November 19, 2012, Radian Guaranty moved to dismiss Quicken’s counterclaims. On October 28, 2013, the court granted Radian Guaranty’s motion to dismiss in part and denied it in part. The court ruled that Quicken could not pursue a tort theory of bad faith and that Quicken had not stated a basis to toll the statute of limitations for any claims arising after the lawsuit was filed. The court permitted Quicken’s remaining claims to proceed at this stage. The parties agreed by stipulation that there were 507 loans at issue in this case, representing an aggregate RIF of approximately $29 million. Effective August 15, 2014, Radian Guaranty and Quicken entered into the Settlement Agreement, pursuant to which the parties agreed to dismiss with prejudice all pending claims and counterclaims. Pursuant to the Settlement Agreement, each party also agreed to release the other with respect to all known and unknown claims that were or that could have been asserted in the litigation. As previously disclosed, based on developments in this litigation during the second quarter of 2014, we had accrued an amount equal to our best estimate of the probable loss related to the resolution of this matter. As a result, the Company was fully reserved for the settlement as of June 30, 2014 and the settlement had no impact on our results of operations for the third quarter of 2014.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

We have been named as a defendant in a number of putative class action lawsuits alleging, among other things, that our captive reinsurance agreements violate RESPA. On December 9, 2011, an action titled Samp v. JPMorgan (the “JPMorgan Case”) was filed in the U.S. District Court for the Central District of California. The defendants were JPMorgan and several mortgage insurers, including Radian Guaranty. The plaintiffs purported to represent a class of borrowers whose loans allegedly were referred to mortgage insurers by JPMorgan in exchange for reinsurance agreements between the mortgage insurers and JPMorgan’s captive reinsurer. Plaintiffs asserted violations of RESPA. On October 4, 2012, Radian Guaranty filed a motion to dismiss on a number of grounds, and on May 7, 2013, the court granted the motion and dismissed the plaintiffs’ claims with prejudice. The court ruled that the plaintiffs could not state a claim against Radian Guaranty because it did not insure their loans, and, in addition, ruled that their claims were barred by the statute of limitations. On June 5, 2013, plaintiffs appealed these rulings to the U.S. Court of Appeals for the Ninth Circuit. On November 9, 2013, plaintiffs voluntarily dismissed their appeal.
Each of the cases described below are putative class actions (with alleged facts substantially similar to the facts alleged in the JPMorgan Case discussed above) in which Radian Guaranty has been named as a defendant and has insured at least one loan of one of the plaintiffs:

•
On December 30, 2011, a putative class action under RESPA titled White v. PNC Financial Services Group was filed in the U.S. District Court for the Eastern District of Pennsylvania. On September 29, 2012, plaintiffs filed an amended complaint. On November 26, 2012, Radian Guaranty filed a motion to dismiss the plaintiffs’ claims as barred by the statute of limitations. On June 20, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on July 5, 2013, reasserting a putative claim under RESPA on substantially the same allegations. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on July 22, 2013. The court denied Radian Guaranty’s motion on August 18, 2014, without prejudice to Radian Guaranty’s ability to raise the statute of limitations bar on a motion for summary judgment. On September 9, 2014, the court stayed this litigation, pending the outcome of an appeal filed by plaintiffs in Riddle v. Bank of America et. al. (another punitive class action under RESPA in which Radian Guaranty is not a party and referred to herein as the “Riddle Case”).

•
On January 13, 2012, a putative class action under RESPA titled Menichino, et al. v. Citibank, N.A., et al., was filed in the U.S. District Court for the Western District of Pennsylvania. Radian Guaranty was not named as a defendant in the original complaint. On December 4, 2012, plaintiffs amended their complaint to add Radian Guaranty as an additional defendant. On February 4, 2013, Radian Guaranty filed a motion to dismiss the claims against it as barred by the statute of limitations. On July 19, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on August 16, 2013, reasserting a putative claim under RESPA on substantially the same allegations. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on September 17, 2013. The court denied Radian Guaranty’s motion on February 4, 2014, without prejudice to Radian Guaranty’s ability to raise the statute of limitations bar on a motion for summary judgment. On March 26, 2014, the court stayed this litigation, pending the outcome of an appeal filed by plaintiffs in the Riddle Case.

•
On April 5, 2012, a putative class action under RESPA titled Manners, et al. v. Fifth Third Bank, et al. was filed in the U.S. District Court for the Western District of Pennsylvania. On November 28, 2012, Radian Guaranty moved to dismiss plaintiffs’ claims as barred by the statute of limitations. On July 19, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on August 16, 2013, reasserting a putative claim under RESPA on substantially the same allegations. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on September 17, 2013. The court denied Radian Guaranty’s motion on February 5, 2014, without prejudice to Radian Guaranty’s ability to raise the statute of limitations bar on a motion for summary judgment. On March 26, 2014, the court stayed this litigation, pending the outcome of an appeal filed by plaintiffs in the Riddle Case.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

On October 15, 2014, the Court of Appeals issued its decision in the Riddle Case, affirming summary judgment against the plaintiffs on the basis that their RESPA claims were barred by the statute of limitations. With respect to each of the putative class actions discussed above, Radian intends to file a motion for judgment on the pleadings in light of the Court of Appeal’s decision in the Riddle Case. With respect to the putative class action cases discussed above, Radian Guaranty believes that the claims are without merit and intends to vigorously defend itself against these claims. We are not able to estimate the reasonably possible loss or range of loss for these matters because the proceedings are still in a very preliminary stage and there is uncertainty as to the likelihood of a class being certified or the ultimate size of a class.
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
In addition to the private lawsuits discussed above, we and other mortgage insurers have been subject to inquiries from the Minnesota Department of Commerce and the Office of the Inspector General of HUD, requesting information relating to captive reinsurance. We have cooperated with these requests for information. The Dodd-Frank Act amended RESPA and transferred the authority to implement and enforce RESPA from HUD to the CFPB. In January 2012, we and other mortgage insurers received a request for information and documents from the CFPB relating to captive reinsurance arrangements, and in June 2012, we and other mortgage insurers received a Civil Investigative Demand from the CFPB as part of its investigation to determine whether mortgage lenders and private mortgage insurance providers engaged in acts or practices in violation of the Dodd-Frank Act, RESPA and the Consumer Financial Protection Act. On April 4, 2013, we reached a settlement with the CFPB, which was approved by the U.S. District Court for the Southern District of Florida on April 9, 2013. The settlement concludes the investigation with respect to Radian Guaranty without the CFPB making any findings of wrongdoing. As part of the settlement, Radian Guaranty agreed not to enter into new captive reinsurance arrangements for a period of ten years and to pay a civil penalty of $3.75 million. We have not entered into any new captive reinsurance arrangements since 2007. During the high-claim years that followed the most recent economic downturn, captive arrangements have proven to represent a critical component of our loss mitigation strategy, effectively serving as designed to protect our capital position during a period of stressed losses. As of September 30, 2014, we had received total cash reinsurance recoveries from these captive reinsurance arrangements of approximately $817 million.
In August 2013, Radian Guaranty and other mortgage insurers first received a draft Consent Order from the Minnesota Department of Commerce, containing proposed conditions and unspecified penalties, to resolve its outstanding inquiries related to captive reinsurance arrangements involving mortgage insurance in Minnesota. We continue to cooperate with the Minnesota Department of Commerce and are engaged in active discussions with them with respect to their inquiries, including the penalties they are seeking and various alternatives for resolving this matter. We cannot predict the outcome of this matter or whether additional actions or proceedings may be brought against us.
On September 4, 2014, we received Notices of Deficiency from the IRS covering our 2000 through 2007 tax years. The Notices of Deficiency assert unpaid taxes and penalties related to certain losses and deductions resulting from our investment in a portfolio of REMIC residual interests of approximately $157 million. As of September 30, 2014, there also would be interest of approximately $113 million related to these matters. Depending on the outcome of these matters, additional state income taxes, penalties and interest also may become due when a final resolution is reached. As of September 30, 2014, these additional state tax payments would approximate $30 million. The Notices of Deficiency also reflected additional amounts due of approximately $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We currently believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim. See Note 13 for additional information.
We have until December 3, 2014 to either pay the Deficiency Amount in full or petition the U.S. Tax Court to litigate the Deficiency Amount. We currently intend to petition the U.S. Tax Court to litigate this matter, which could take several years to resolve and may result in substantial legal expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.

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
Further, we have identified a significant number of loans in our total defaulted portfolio (in particular, our older defaulted portfolio) for which actions or proceedings such as foreclosure that provide the insured with title to the property may not have been commenced within the outermost deadline in our master insurance policy. We currently are in discussions with the servicers for these loans regarding this potential violation and our corresponding rights under the master insurance policy. While we can provide no assurance regarding the outcome of these discussions or the ultimate resolution of these issues, it is possible that these discussions could result in arbitration or legal proceedings.
The elevated levels of our loss mitigation activities (related to servicer negligence) have led to an increased risk of litigation by lenders, policyholders and servicers challenging our right to rescind coverage, deny claims or curtail claim amounts. We believe that our loss mitigation actions are justified under our policies. However, in the event the BofA Settlement Agreement is not implemented or we are not successful in defending our loss mitigation activities, we may need to reassume the risk on and increase loss reserves for previously rescinded policies or pay additional claims on curtailed amounts. See Note 9 for further information.
Other
Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities). To allow our customers to comply with these regulations at that time, we typically were required, depending on the amount of credit enhancement we were providing, to provide: (1) audited financial statements for the insurance subsidiary participating in the transaction; or (2) a full and unconditional holding company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving approximately $134.1 million of remaining credit exposure as of September 30, 2014.
On March 1, 2011, our subsidiary, EFSG sold its 45% interest in the holding company of a Brazilian insurance company, which specializes in surety and agricultural insurance, to another owner for a nominal purchase price. This holding company and its subsidiaries are subject to regulation by The Superintendence of Private Insurance, the regulatory agency responsible for the supervision and control of the insurance market in Brazil. Although EFSG wrote off its entire interest in this company in 2005 and has sold its ownership interest, under Brazilian law, it is possible that EFSG could become liable for its proportionate share of the liabilities of the company related to the period in which EFSG was a significant shareholder, if the company was to become insolvent and had insufficient capital to satisfy its outstanding liabilities. EFSG’s share of the liabilities of the company attributable to this period was approximately $103.4 million as of December 31, 2010, the date of the most recent financial information available to us.
As part of the non-investment-grade allocation component of our investment program, we had unfunded commitments of $7.5 million at September 30, 2014, related to alternative investments that are primarily private equity structures. These commitments have capital calls expected through 2015, with the possibility of additional calls through 2017, and certain fixed expiration dates or other termination clauses.
Our mortgage insurance business provides contract underwriting, an outsourced service to its customers. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer, by purchasing the loan or placing additional mortgage insurance coverage on the loan, or by indemnifying the customer against loss up to a maximum specified amount. By providing these remedies, we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. Beginning in 2008, we limited the recourse available to our contract underwriting customers to apply only to those loans that are simultaneously underwritten for secondary market compliance and for potential mortgage insurance. In the first nine months of 2014, we paid losses related to contract underwriting remedies of approximately $1.0 million. Rising mortgage interest rates or further economic uncertainty may expose our mortgage insurance business to an increase in such costs. Our reserve for contract underwriting obligations at September 30, 2014 was approximately $2.6 million. We monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Through September 30, 2014, Radian Asset Assurance has received a series of claims totaling €12.4 million ($15.7 million) from one of its trade credit and surety ceding companies related to surety bonds for Spanish housing cooperative developments. The ceding company is still in the process of settling additional similar claims, so the ultimate amount the ceding company will claim is uncertain. Based on information we received from the ceding company and the advice of our legal advisors, we believe that these claims are subject to a number of defenses, including that the risk under these surety bonds was not eligible for cession to Radian Asset Assurance under the terms and conditions of the applicable reinsurance treaties. We have rejected all claims related to these surety bonds and because we do not believe a loss is probable, we have not recorded a liability with respect to any of these claims. In May 2014, the ceding company sent us a demand to arbitrate this dispute, to which we have replied. We have begun to prepare for this arbitration, for which formal arbitration proceedings could commence in 2015. Without giving any consideration to our defenses, we estimate the maximum aggregate potential liability for claims received and future claims related to these surety bonds to be €16.9 million ($21.3 million).
We have incentive, retention and severance agreements with certain employees in our financial guaranty business. The total cost expected to be incurred under these agreements is $10.1 million, of which $1.3 million of unearned retention expense has not been recorded as of September 30, 2014. The remaining cost for these agreements is expected to be recorded by the end of 2015.

17. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding, while diluted net income (loss) per share reflects the maximum potential dilution that could occur from our stock-based compensation arrangements and the conversion of our outstanding convertible senior notes.
The calculation of the basic and diluted net income (loss) per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Net income (loss)—basic	$153,590	$(12,682)	$531,182	$(233,354)
Adjustment for dilutive Convertible Senior Notes due 2019 (1)	5,552	—	16,510	—
Net income (loss)—diluted	$159,142	$(12,682)	$547,692	$(233,354)

Average common shares outstanding—basic	191,050	171,830	182,357	162,828
Dilutive effect of Convertible Senior Notes due 2017	6,342	—	7,665	—
Dilutive effect of Convertible Senior Notes due 2019	37,736	—	37,736	—
Dilutive effect of stock-based compensation arrangements (2)	2,939	—	2,904	—
Adjusted average common shares outstanding—diluted	238,067	171,830	230,662	162,828

Net income (loss) per share—basic	$0.80	$(0.07)	$2.91	$(1.43)
Net income (loss) per share—diluted	$0.67	$(0.07)	$2.37	$(1.43)
________________

(1)	As applicable, includes coupon interest, amortization of discount and fees, and other changes in income or loss that would result from the assumed conversion.

(2)
For the three and nine months ended September 30, 2014, 557,240 shares of our common stock equivalents issued under our stock-based compensation arrangements were not included in the calculation of diluted net income per share as of such date because they were anti-dilutive. As a result of our net loss for the three and nine months ended September 30, 2013, 43,289,967 shares of our common stock equivalents issued under our stock-based compensation arrangements and convertible debt were not included in the calculation of diluted net loss per share as of such date because they were anti-dilutive.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

18. Capital Stock
In May 2014, we issued 17.825 million shares of our common stock at a public offering price of $14.50 per share, and we received aggregate net proceeds of approximately $247.2 million after deducting underwriting discounts and commissions and offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report, and our audited financial statements, notes thereto and MD&A included in our 2013 Form 10-K, for a more complete understanding of our financial position and results of operations. Certain terms and acronyms used throughout this report are defined in the Glossary of Abbreviations and Acronyms included as part of this report. In addition, investors should review the “Cautionary Note Regarding Forward Looking Statements—Safe Harbor Provisions” above and the “Risk Factors” detailed in Item 1A of our 2013 Form 10-K and in Item 1A of Part II of our Quarterly Reports on Form 10-Q filed in 2014, including this Quarterly Report on Form 10-Q, for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.
Unless otherwise indicated, financial information in our MD&A is presented in accordance with GAAP. Our senior management, including our Chief Executive Officer (the Company’s chief operating decision maker), uses “adjusted pretax operating income (loss)” as our primary measure to evaluate the fundamental financial performance of the Company’s business segments and to allocate resources to the segments. Adjusted pretax operating income (loss) is defined as pretax income (loss) excluding the effects of net gains (losses) on investments and other financial instruments, acquisition-related expenses, amortization of intangible assets and net impairment losses recognized in earnings. It also excludes gains and losses related to changes in fair value estimates on insured credit derivatives and includes the impact of changes in the present value of estimated insurance claims and recoveries on insured credit derivatives, based on our ongoing insurance loss monitoring, as well as premiums earned on insured credit derivatives. In this MD&A, we present among our key performance indicators, “adjusted pretax operating income (loss),” which, on a consolidated basis, is a measure not determined in accordance with GAAP. See “Results of Operations—Consolidated—Use of Non-GAAP Financial Measure” for more information regarding this non-GAAP financial measure, including a reconciliation to the most directly comparable GAAP measure.
Overview
We are a credit enhancement company with a primary strategic focus on domestic residential mortgage insurance on First-liens. We currently have three business segments—mortgage insurance, financial guaranty and mortgage and real estate services. Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, to mortgage lending institutions. We conduct our mortgage insurance business primarily through Radian Guaranty, our principal mortgage insurance subsidiary. Our financial guaranty segment has provided direct insurance and reinsurance on credit-based risks, and also offered credit protection on various asset classes through financial guaranty policies and CDS. While we discontinued writing new financial guaranty business in 2008, we continue to provide financial guaranty insurance on our existing portfolio, which primarily consists of public finance and structured finance insured transactions. In addition, our principal financial guaranty subsidiary, Radian Asset Assurance, is a wholly-owned subsidiary of Radian Guaranty, which has allowed our financial guaranty business to serve as an important source of capital support for our mortgage insurance business. See “Recent Developments—Other Recent Developments” for information on the negative impact of the proposed PMIERs on Radian Guaranty’s credit for its investment in Radian Asset Assurance. Our mortgage and real estate services segment primarily consists of Clayton, which we acquired on June 30, 2014 for a cash purchase price of approximately $312 million. Clayton is a wholly-owned subsidiary of Radian Group. Clayton provides services and solutions to the mortgage and real estate industries. See “Recent Developments—Acquisition of Clayton” below for more information.
Operating Environment. As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the mortgage origination environment and the credit performance of our underlying insured assets. The financial crisis and the downturn in the housing and related credit markets that began in 2007 had a significant negative impact on the operating environment and results of operations for our mortgage insurance and financial guaranty business segments. This was characterized by a decrease in mortgage originations, a broad decline in home prices, mortgage servicing and foreclosure delays, and ongoing deterioration in the credit performance of mortgage and other assets originated prior to 2009, together with macroeconomic factors such as high unemployment, limited employment growth, limited economic growth and a lack of meaningful liquidity in many sectors of the capital markets. More recently, we are experiencing a period of economic recovery and the operating environment for our mortgage insurance and financial guaranty businesses has improved. Our results of operations have continued to improve as the negative impact from losses in our Legacy Portfolio has been reduced and we continue to write insurance on higher credit quality mortgage loans. As of September 30, 2014, our Legacy Portfolio had been reduced to approximately 33% of our total primary RIF, while insurance on mortgage loans written after 2008 constituted approximately 67% of our total primary RIF.

Although the U.S. economy and certain housing markets remain weak compared to historical standards, home prices have been appreciating on a broad basis throughout the U.S., foreclosure activity has declined and the credit quality of recent mortgage market originations continues to be significantly better than the credit quality of our Legacy Portfolio. In addition, there are positive indications of a broader recovery in the U.S. economy, including importantly, a reduction in unemployment rates. As a consequence of these and other factors, in the first nine months of 2014 we have experienced improvement in our results of operations, driven primarily by a significant reduction in our incurred losses. New primary mortgage insurance defaults declined by 20% in the nine months ended September 30, 2014 compared to the number of new defaults in the comparable period of 2013. In addition, there have been other positive default and claim developments.
Currently, our business strategy is primarily focused on: (1) growing our mortgage insurance business by writing insurance on high-quality mortgages in the U.S.; (2) pursuing other potential opportunities for providing credit-related services to the mortgage finance market, such as expanding our presence in the mortgage finance market through Clayton; (3) continuing to manage losses in our legacy mortgage insurance and financial guaranty portfolios; (4) continuing to reduce our legacy mortgage insurance and financial guaranty exposures; and (5) continuing to effectively manage our capital and liquidity positions, including efforts to ensure compliance with the PMIERs Financial Requirements. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the proposed GSE eligibility requirements that were issued in the form of proposed PMIERs for public comment on July 10, 2014.
Recent Developments
Acquisition of Clayton
On June 30, 2014, we acquired all of the outstanding equity interests of Clayton for a cash purchase price of approximately $312 million. Radian Group funded the entire purchase price and related expenses through net proceeds received from our May 2014 issuance of debt and equity. The acquisition is consistent with Radian’s growth and diversification strategy to pursue opportunities to provide additional mortgage- and real estate-related products and services to the mortgage finance market, which complement Radian’s existing mortgage-related products and services.
Clayton is a leading provider of services and solutions to the mortgage and real estate industries, providing outsourced services, information-based analytics and specialty consulting for buyers and sellers of, and investors in, mortgage- and real estate-related loans and securities and other debt instruments. Clayton’s primary services include:

•
Loan Review/Due Diligence—Loan-level due diligence for the mortgage and RMBS markets utilizing skilled professionals and proprietary technology, with offerings focused on credit underwriting, regulatory compliance and collateral valuation;

•
Surveillance—Third-party performance oversight, risk management and consulting services, with offerings focused on RMBS surveillance, loan servicer oversight, loan-level servicing compliance reviews and operational reviews of mortgage servicers and originators;

•
Component Services—Outsourced solutions focused on the single family rental market, including valuations, property inspections, title reviews, lease reviews and due diligence reviews for single family rental securitizations;

•	REO Management—REO asset management, which includes management of the entire REO disposition process for our clients; and

•	EuroRisk—Outsourced mortgage services in the United Kingdom and Europe, with offerings that include due diligence services, quality control reviews, valuation reviews and consulting services.
Clayton’s customers include a wide range of financial institutions, the GSEs, securitization trusts, investors, regulators and other mortgage-related service providers in various capacities, including mortgage originators, mortgage purchasers, mortgage-backed securities issuers, mortgage-backed securities investors and mortgage servicers.
The results of Clayton’s operations have been included in our financial statements in the mortgage and real estate services segment from the June 30, 2014 date of acquisition.

BofA Settlement Agreement
As previously disclosed, we have been in settlement discussions with one servicer regarding a large population of disputed rescissions, denials, curtailments, and potential insurance cancellations. On September 16, 2014, Radian Guaranty entered into the BofA Settlement Agreement with this servicer in order to resolve various actual and potential claims or disputes related to the mortgage insurance coverage on these loans. Implementation of the BofA Settlement Agreement remains subject to the consent of the GSEs. In addition, loans subject to the BofA Settlement Agreement that were either not held in portfolio by the Insureds or were purchased by non-GSE investors, require the consent of certain other investors for these loans to be included in the BofA Settlement Agreement other than with respect to certain limited rights of cancellation which will apply to such loans as of the Implementation Date. The consent of these other investors, who hold approximately 12% of the number of Subject Loans, is not a condition precedent to the implementation of the BofA Settlement Agreement. The BofA Settlement Agreement provides that either party may terminate the BofA Settlement Agreement if consent of the GSEs is not received by November 15, 2014, except that the parties can agree to an extension and neither party can refuse an extension while any party is actively seeking consent from the GSEs. The parties are currently in the process of seeking consent from the GSEs. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about the BofA Settlement Agreement.
Other Recent Developments
Since Radian Asset Assurance ceased writing new business in June 2008, Radian Asset Assurance has reduced its aggregate net par exposure by approximately 83% to $19.4 billion as of September 30, 2014. This reduction included large declines in many of the riskier segments of Radian Asset Assurance’s insured portfolio. In light of this risk reduction and the significant level of capital held by Radian Asset Assurance, upon receipt of approval from the NYSDFS, Radian Asset Assurance declared and paid an Extraordinary Dividend of $150 million to Radian Guaranty in July 2014. Given the significant level of capital still remaining at Radian Asset Assurance, we currently expect to request approval from the NYSDFS for an additional Extraordinary Dividend in 2015. There can be no assurance that the NYSDFS will grant future requests for an Extraordinary Dividend, and if granted, that it will not be subject to material conditions. Absent any further NYSDFS approval for an Extraordinary Dividend, Radian Asset Assurance expects to have the capacity to pay an ordinary dividend to Radian Guaranty in 2015 of $26.5 million. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the impact of the Extraordinary Dividend on Radian Asset Assurance’s claims paying resources and statutory capital. As of September 30, 2014, Radian Asset Assurance had $1.0 billion of statutory policyholders’ surplus.
In light of the proposed PMIERs, which, in their current form, do not provide Radian Guaranty with any credit for its investment in Radian Asset Assurance, we are actively pursuing alternatives to monetize Radian Asset Assurance, including a potential sale of the business and other alternatives to utilize the capital at Radian Asset Assurance in a manner that provides credit for Radian Asset Assurance under the PMIERs. We are also exploring other alternatives that do not involve Radian Asset Assurance, including external reinsurance, in order to comply with the final form of the PMIERs within the transition period provided by the PMIERs. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for information on the PMIERs.

Key Factors Affecting Our Results
Mortgage Insurance

•
Premiums. The premium rates we charge for our insurance are based on a number of borrower, loan and property characteristics. Premiums on our mortgage insurance products are paid as a Monthly Premium, a Single Premium, as a combination of up-front premium at origination plus a monthly renewal, or in some cases, as an annual or multi-year premium.

NIW increases our IIF and premiums written and earned. An increase or decrease in IIF will generally have a corresponding impact on premiums earned. Cancellations of our insurance policies and other reductions of IIF, such as rescissions of coverage and claims paid, generally have a negative effect on premiums earned. The measure for assessing the impact of policy cancellations on our IIF is our persistency rate, defined as the percentage of IIF that remains on our books after any 12-month period. Insurance premiums on our Monthly Premium insurance policies are paid and earned over time; therefore, higher persistency rates on Monthly Premium insurance policies enable us to earn more premiums and recover more of our policy acquisition costs, and generally result in increased profitability. When Single Premium policies are cancelled by the insured because the loan has been paid off or otherwise, we accelerate the recognition of any remaining unearned premiums. Therefore, assuming all other factors remain constant, profitability increases on our Single Premium business when persistency rates are lower. Rescissions, which are discussed in further detail below, result in a full refund of the inception-to-date premiums received, and therefore, premiums earned are affected by any changes in our accrual for estimated rescission refunds. Additionally, premiums ceded to third-party reinsurance counterparties decrease premiums written and earned.

•
NIW. NIW is affected by the overall size of the mortgage origination market, the penetration percentage of private mortgage insurance into the overall mortgage origination market and our market share of the private mortgage insurance market. The overall mortgage origination market is influenced by macroeconomic factors such as household composition, home affordability, interest rates, housing markets in general, credit availability and the impact of various legislative and regulatory actions that may influence the housing and mortgage finance industries. The penetration percentage of private mortgage insurance is mainly influenced by the competitiveness of private mortgage insurance on GSE conforming loans compared to FHA insurance and the relative percentage of mortgage originations that are for purchased homes versus refinances. Typically, private mortgage insurance penetration is significantly higher on new mortgages for purchased homes than on the refinance of existing mortgages because average LTV ratios are higher on home purchases. Radian Guaranty’s share of the private mortgage insurance market is influenced by competition in that market and our ability to maintain or grow existing levels of new mortgage originations from our current customers and expand our customer base. We compete with other private mortgage insurers on the basis of price, terms and conditions, customer relationships, reputation, financial strength measures and overall service. Service-based competition includes effective and timely delivery of products, risk management services, timeliness of claims payments, training, loss mitigation efforts and management and field service expertise.

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

-
The distribution of claims over the life cycle of a portfolio (historically, claims are relatively low during the first two years after a loan is originated and then increase substantially over a period of several years before declining; however, as happened with much of our Legacy Portfolio, several factors can impact and change this cycle, including the economic environment, the characteristics of the mortgage loan, the credit profile of the borrower, housing prices and unemployment rates); and

-
Our ability to mitigate potential losses through rescissions, denials, cancellations and the curtailment of claims submitted to us. Generally, we rescind insurance coverage when we conclude, through our review of the underwriting of a loan, that the loan was not originated in accordance with our underwriting guidelines. Generally, we deny claims when the documentation we receive is not sufficient to perfect the claim in accordance with our master insurance policy. In addition, we may cancel coverage or curtail claim payments when we identify servicer negligence, or we may make other adjustments to claims as permitted by our master insurance policy. These actions all reduce our incurred losses. Conversely, if our loss mitigation activities are successfully challenged at rates that are higher than expected, our incurred losses will increase. In general, our loss mitigation activities have been more frequent with respect to our Legacy Portfolio.

•
Other Operating Expenses. Our other operating expenses are affected by both the level of NIW, as well as the level of RIF. Additionally, in recent periods, our operating expenses have been impacted significantly by compensation expense associated with changes in the estimated fair value of certain of our long-term equity-based incentive awards that are settled in cash. The fair value of these awards, and associated compensation expense, is dependent, in large part, on our stock price at any given point in time.

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

Financial Guaranty

•
Premiums. We earn premiums on our financial guaranty insurance policies and on the other forms of credit protection that we have provided over the lives of the applicable insurance or other credit protection contracts. In our financial guaranty business, premiums on public finance exposures are generally paid as single up-front premiums and are earned over the lives of the related contracts. Premiums on our structured finance contracts are generally paid on a periodic basis (monthly or quarterly installment premiums) and are earned on a monthly basis. In addition, we recognize any remaining unearned premium revenue upon a Refunding, in which securities that we insure are redeemed or otherwise retired (which generally results in the termination of the financial guaranty policies insuring such securities). Furthermore, our earned premiums are reduced by premiums ceded through reinsurance agreements. Since we have discontinued writing new financial guaranty insurance, our premiums earned have been reduced commensurate with the decrease in our net par outstanding.

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

Mortgage and Real Estate Services
Our mortgage and real estate services segment provides services and solutions to the mortgage and real estate industries. In contrast to the mortgage insurance and financial guaranty segments, the mortgage and real estate services segment is a fee-for-service business model without significant balance sheet risk. As of the June 30, 2014 acquisition date, Clayton had approximately 900 employees. Key drivers of results include:

•
Services Revenue. Our services revenue is primarily derived from: (i) loan review/due diligence services; (ii) surveillance services, including RMBS surveillance, loan servicer oversight, loan-level servicing compliance reviews and operational reviews of mortgage servicers and originators; (iii) component services providing outsourcing solutions for the single family rental market; and (iv) REO asset management services.

Although potential sales volume depends in part on the overall activity in the mortgage finance market and the health of related industries, our diverse service offerings help to sustain a demand for services throughout various mortgage finance environments. For example, the demand for due diligence services may decrease due to lower mortgage origination and securitization volumes in an unfavorable mortgage finance environment, whereas the demand for REO management services may tend to increase in such an environment. In addition, growth opportunities may be provided by recently increased regulatory requirements affecting mortgage originators and servicers. For example, regulators and rating agencies have increased their requirements for third-party review of loans in asset-backed securities. Also, mortgage originators and servicers must ensure their compliance with increasingly complex consumer protection regulations for financial products and services, which may result in the potential for additional demand for independent third-party analysis and oversight services.
Revenue for Clayton’s products and services had historically been dependent on a limited number of large customers that represented a significant portion of revenues. The primary customers include buyers and sellers of, and investors in, mortgage- and real estate-related loans, securities and other debt instruments. Specifically, customers include a wide range of financial institutions, the GSEs, securitization trusts, investors, regulators and other mortgage-related service providers in various capacities, including mortgage originators, mortgage purchasers, mortgage-backed securities issuers, mortgage-backed securities investors and mortgage servicers. As a result of the acquisition, access to Radian Guaranty’s mortgage insurance customer base may provide additional opportunities to expand the segment’s existing customers. However, an unexpected loss of a major customer could significantly impact the level of services revenue. Generally, our contracts do not contain volume commitments and may be terminated by clients at any time.
Approximately 20% of this segment’s revenues in the third quarter of 2014 related to the single family rental market, including debt financing and securitization transactions included as part of our component services product line. This is an emerging market that may present opportunity for growth. In addition, we believe that the re-emergence of the non-agency residential mortgage-backed securitization market represents a potentially significant growth opportunity for loan review services. However, the size and timing for the return of this market are uncertain and will be impacted by factors outside of our control, including market demand and regulatory factors.
In this segment, we generate revenue under three basic types of contracts:

-
Time-and-Expense Contracts. Under a time-and-expense contract, we are paid a fixed hourly rate for each direct labor hour expended, and we are reimbursed for billable out-of-pocket expenses as work is performed. To the extent our actual direct labor costs decrease or increase in relation to the fixed hourly billing rates provided in the contract, we may generate more or less profit, respectively. However, since these contracts are generally short-term in nature, the risk is limited to the periods covered by the contracts.

-
Fixed-Price Contracts. Under a fixed-price contract, we agree to perform the specified work for a pre-determined per-unit or per-file price. To the extent our actual direct and allocated indirect costs decrease or increase from the estimates upon which the price was negotiated, we will generate more or less profit, respectively, or could incur a loss.

-
Percentage-of-Sale Contracts. A portion of REO management services are provided under percentage-of-sale contracts, in which we are paid a contractual percentage of the sale proceeds upon the sale of each property. To the extent the timing of the sale of a property is delayed or not consummated, or the sales proceeds are significantly less than originally estimated, we may generate less profit than anticipated, or could incur a loss.

•
Direct Cost of Services. Our direct cost of services is primarily affected by our level of services revenue. Our direct cost of services primarily consists of employee compensation and related payroll benefits, including the cost of billable labor assigned to revenue-generating activities and, to a lesser extent, other direct costs of providing services such as travel and related expenses incurred in providing client services and costs paid to outside vendors. The level of these costs may fluctuate if market rates of compensation change, or if there is decreased availability or a loss of qualified employees or contractors.

•
Operating Expenses. Our operating expenses primarily consist of salaries and benefits not classified as direct cost of services because they are related to employees, such as sales and corporate employees, that are not directly involved in providing client services. Operating expenses also include other selling, general and administrative expenses, depreciation, as well as allocations of corporate general and administrative expenses.

Other Factors Affecting Consolidated Results

•	Investment Income. Investment income is determined primarily by the investment balances held and the average yield on our overall investment portfolio.

•
Changes in Fair Value of Obligations. Many of our structured finance, certain of our public finance and our NIMS contracts are accounted for as derivatives or VIEs, which are carried at fair market value. Therefore, our results are impacted by changes in the fair value of these contracts. The estimated fair value of these obligations and instruments is measured as of a specific point in time and may be influenced by changes in interest rates, credit spreads (of both the underlying collateral as well as the credit spread for Radian Group), credit ratings, changes in regulations affecting the holders of such obligations or the value of obligations underlying our insured portfolio and other market, asset-class and transaction-specific conditions and factors that may be unrelated or only indirectly related to our obligation to pay future claims. The estimated changes in fair value of these obligations and instruments are reported in change in fair value of derivative instruments and net gains (losses) on other financial instruments in our statements of operations.

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

Results of Operations—Consolidated
Radian Group serves as the holding company for our operating subsidiaries and does not have any significant operations of its own. Because of this, our consolidated operating results through September 30, 2014 primarily reflect the financial results and performance of our three business segments—mortgage insurance, financial guaranty and mortgage and real estate services. See “—Results of Operations—Mortgage Insurance,” “—Results of Operations—Financial Guaranty” and “—Results of Operations—Mortgage and Real Estate Services” for the operating results of these business segments for the three and nine months ended September 30, 2014. Our third segment, mortgage and real estate services, only reflects our results of operations from June 30, 2014, the effective date of our acquisition of Clayton.
In addition to the results of our operating segments, pretax income is also affected by “Other Factors Affecting Consolidated Results” described above. See “—Use of Non-GAAP Financial Measure” for more information regarding changes in fair value of derivative instruments expected to reverse over time.
The following table highlights selected information related to our consolidated results of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
($ in millions)	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Net income (loss)	$153.6	$(12.7)	n/m	$531.2	$(233.4)	n/m
Net premiums earned-insurance	227.2	212.0	7.2%	646.9	617.7	4.7%
Services revenue	42.2	—	n/m	42.2	—	n/m
Net investment income	26.2	26.7	(1.9)	76.1	81.2	(6.3)
Net (losses) gains on investments	(7.8)	(7.1)	9.9	103.8	(142.9)	n/m
Change in fair value of derivative instruments	19.4	10.8	79.6	126.9	(70.4)	n/m
Provision for losses	42.5	154.8	(72.5)	167.5	427.8	(60.8)
Policy acquisition costs	6.0	8.0	(25.0)	23.1	35.2	(34.4)
Direct cost of services	23.9	—	n/m	23.9	—	n/m
Other operating expenses	56.3	71.0	(20.7)	181.7	212.1	(14.3)
Interest expense	24.0	19.6	22.4	66.3	54.9	20.8
Amortization of intangible assets	3.3	—	n/m	3.3	—	n/m
Income tax (benefit) provision	(0.3)	3.9	n/m	3.0	(9.1)	n/m

Adjusted pretax operating income (loss) (1)	141.9	(12.4)	n/m	307.2	(11.5)	n/m
________________________
n/m – not meaningful

(1)	See “—Use of Non-GAAP Financial Measure” below.
Net Income (Loss). For the three and nine months ended September 30, 2014, we had net income compared to net losses for the same periods in 2013, primarily due to a significant reduction in the provision for losses. The nine months ended September 30, 2014 also reflects net gains on investments compared to net losses in 2013 and gains in change in fair value of derivative instruments compared to net losses for the comparable period of 2013. Adjusted pretax operating income for the three and nine months ended September 30, 2014 also improved from the same periods of 2013, primarily due to the significant reduction in the provision for losses in 2014.
Services Revenue and Direct Cost of Services. For the three and nine months ended September 30, 2014, services revenue and direct cost of services represent amounts related to our Mortgage and Real Estate Services Segment as a result of our acquisition of Clayton.

Net Investment Income. For the three and nine months ended September 30, 2014, net investment income decreased slightly compared to the same periods in 2013 primarily due to a decline in dividend income and portfolio yields, and lower invested assets. Our current allocation to short-term and short duration investments remains high to support business operations and potential capital contributions from Radian Group to Radian Guaranty. This allocation, combined with certain sales of securities and subsequent reinvestment of longer duration securities in the low interest rate environment, has resulted in a lower yield profile for the portfolio.
Net (Losses) Gains on Investments. The components of the net (losses) gains on investments for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Net unrealized (losses) gains related to change in fair value of trading securities and other investments	$(8.0)	$(10.3)	$108.0	$(168.7)
Net realized gains (losses) on sales	0.1	3.2	(4.2)	25.8
Net (losses) gains on investments	$(7.9)	$(7.1)	$103.8	$(142.9)
Change in Fair Value of Derivative Instruments. The components of the gains (losses) included in change in fair value of derivative instruments for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Net premiums earned—derivatives	$2.9	$4.2	$9.7	$14.0
Financial Guaranty credit derivatives	8.9	9.2	97.5	(86.2)
Financial Guaranty VIE derivative	5.0	(4.0)	20.1	0.5
Other	2.5	1.4	(0.4)	1.3
Change in fair value of derivative instruments	$19.3	$10.8	$126.9	$(70.4)
The results for the three and nine months ended September 30, 2014 reflect credit improvement in the underlying collateral in our non-corporate CDO portfolio and improved pricing in the underlying assets of our VIEs. The results for the nine months ended September 30, 2014 also reflect: (i) the commutation of two CDO of CMBS transactions and two utility bond CDS transactions; (ii) counterparties’ decisions to walk away from eight CDOs, including an additional CDO of CMBS and four CDO of TruPs transactions; and (iii) the scheduled termination of two corporate CDOs. Offsetting these factors, the results for the nine months ended September 30, 2014 and 2013 reflect a tightening of Radian Group’s five-year CDS spread by 6 basis points and 494 basis points, respectively, resulting in unrealized losses. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information about the impact of changes in Radian Group’s five-year CDS spread on the fair value of certain of our financial instruments.
Impact of Radian Group’s Non-performance Risk on Consolidated Results
Radian Group’s five-year CDS spread is an observable quantitative measure of our non-performance risk and is used by typical market participants to determine the likelihood that we will default on our obligations; the CDS spread that we actually use in the valuation of our specific fair value liabilities is typically based on the remaining term of the insured obligation, rather than five years. Non-performance risk is commonly measured by default probability, with a credit spread tightening indicating a lesser probability of default. Radian Group’s five-year CDS spread at September 30, 2014 implies a market view that there is a 22.6% probability that Radian Group will default on its obligations in the next five years, as compared to a 22.9% implied probability of default at December 31, 2013.

(In basis points)	September 30, 2014	December 31, 2013	September 30, 2013	December 31, 2012
Radian Group’s five-year CDS spread	317	323	419	913

The following tables quantify the impact of our non-performance risk on our derivative assets, derivative liabilities and net VIE liabilities (in aggregate by type) presented in our condensed consolidated balance sheets:

(In millions)	Fair Value Liability before Consideration of Radian Group’s Non-Performance Risk September 30, 2014	Impact of Radian Group’s Non-Performance Risk September 30, 2014	Fair Value Liability Recorded September 30, 2014
Product
Corporate CDOs	$16.0	$15.6	$0.4
Non-Corporate CDO-related (1)	276.9	144.8	132.1
NIMS-related (2)	5.6	2.4	3.2
Total	$298.5	$162.8	$135.7

(In millions)	Fair Value Liability before Consideration of Radian Group’s Non-Performance Risk December 31, 2013	Impact of Radian Group’s Non-Performance Risk December 31, 2013	Fair Value Liability Recorded December 31, 2013
Product
Corporate CDOs	$30.4	$29.0	$1.4
Non-Corporate CDO-related (1)	409.7	178.7	231.0
NIMS-related (2)	5.0	2.2	2.8
Total	$445.1	$209.9	$235.2
________________

(1)	Includes the net fair value liability recorded within derivative assets and derivative liabilities and the net fair value liabilities included in our consolidated VIEs.

(2)	Includes NIMS VIE debt.
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

The following table summarizes amounts related to insured obligations valued at fair value, as reflected on our condensed consolidated balance sheet at September 30, 2014 and the present value of our estimated credit loss recoveries on these obligations. Because we expect to have net recoveries on these obligations, we expect the fair value liability ultimately to reverse before or at the maturity of these transactions. In addition, we expect recoveries on amounts previously paid on these transactions, net of expected credit losses on these transactions.

(In millions)	NIMS and Other		Financial Guaranty Derivatives and VIEs	Total
Balance Sheet
Other invested assets	$—		$82.5	$82.5
Derivative assets	18.1		6.1	24.2
Other assets	—		88.2	88.2
Total assets	18.1		176.8	194.9
Derivative liabilities (including VIE derivatives)	—		185.3	185.3
VIE debt - at fair value	3.2	88.0	88.0	91.2
Other liabilities	—	0.2	0.2	0.2
Total liabilities	3.2		273.5	276.7
Total fair value net assets (liabilities)	$14.9		$(96.7)	$(81.8)
Present value of estimated credit loss payments (recoveries) (1)	$6.5		$(66.0)	$(59.5)
___________________________

(1)
Represents the present value of our estimated credit loss recoveries (net of estimated credit loss payments) for those transactions for which we currently anticipate paying net losses or receiving recoveries of losses already paid. The present value is calculated using a discount rate of approximately 1.9%, which approximates the average investment yield as reported in our most recently filed statutory financial statements. As illustrated above, expected recoveries for our insured financial guaranty credit derivatives and VIEs exceeded estimated credit loss payments for these transactions as of September 30, 2014.

Other Operating Expenses. Other operating expenses for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, reflect a reduced impact from changes in the estimated fair value of cash-settled long-term equity-based incentive awards that are valued relative to Radian Group’s common stock price. If our stock price increases during a quarter, additional expense is recognized for these awards. For the three months ended September 30, 2014, our stock price experienced a minimal decline, while for the nine months ended September 30, 2014, our stock price increased slightly. For the three and nine months ended September 30, 2013, our stock price increased approximately 20% and 128%, respectively. Other operating expenses for the nine months ended September 30, 2014 also include costs such as advisory, legal, accounting, valuation and other professional or consulting fees related to the acquisition of Clayton. During the nine-month period ended September 30, 2014, total acquisition-related costs of $6.3 million have been recognized as other operating expenses.
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
Amortization of Intangible Assets. The amortization of intangible assets for the three and nine months ended September 30, 2014, primarily reflects the amortization of intangible assets acquired as part of the Clayton acquisition.
Income Tax (Benefit) Provision. The effective tax rate was (0.22)% and 0.56% for the three and nine months ended September 30, 2014, respectively, compared to (44.56)% and 3.77%, respectively, for the three and nine months ended September 30, 2013. The change from our statutory tax rate of 35% for these periods was primarily due to the impact of the accounting for uncertainty of income taxes and changes in our overall valuation allowance against our DTA. Comparability between these interim periods is impacted because we calculated our 2014 income tax amount based on an estimated annualized effective tax rate for the full year 2014, whereas we calculated the 2013 income tax amount based on actual results of operations for 2013.

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
The following table provides a reconciliation of our non-GAAP financial measure for the consolidated company, adjusted pretax operating income (loss), to the most comparable GAAP measure, pretax income (loss):

Reconciliation of Consolidated Non-GAAP Financial Measure
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Adjusted pretax operating income (loss):
Mortgage Insurance	$132,565	$(3,251)	$326,850	$1,239
Financial Guaranty	9,331	(9,173)	(19,623)	(12,724)
Mortgage and Real Estate Services	5,260	—	5,260	—
Total adjusted pretax operating income (loss)	$147,156	$(12,424)	$312,487	$(11,485)

Change in fair value of derivative instruments	19,360	10,778	126,923	(70,357)
Less: Estimated present value of net credit recoveries (losses) incurred	665	(3,273)	(10,432)	166
Less: Net premiums earned on derivatives	2,882	4,170	9,673	14,019
Change in fair value of derivative instruments expected to reverse over time	15,813	9,881	127,682	(84,542)

Net (losses) gains on investments	(7,839)	(7,132)	103,831	(142,891)
Net gains (losses) on other financial instruments	982	902	(229)	(3,585)
Acquisition-related expenses	432	—	(6,300)	—
Amortization of intangible assets	(3,294)	—	(3,294)	—
Pretax income (loss)	$153,250	$(8,773)	$534,177	$(242,503)

Results of Operations—Mortgage Insurance
Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013
The following table summarizes our mortgage insurance segment’s results of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
($ in millions)	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Adjusted pretax operating income (loss) (1)	$132.6	$(3.3)	n/m	$326.9	$1.2	n/m
Net premiums written—insurance	245.8	250.8	(2.0)%	680.7	719.2	(5.4)%
Net premiums earned—insurance	217.8	200.1	8.8	620.2	581.1	6.7
Net investment income	15.9	14.9	6.7	45.2	45.2	—
Provision for losses	48.9	149.7	(67.3)	163.2	418.7	(61.0)
Policy acquisition costs	4.2	5.8	(27.6)	18.0	24.1	(25.3)
Other operating expenses	41.4	59.6	(30.5)	141.3	176.7	(20.0)
Interest expense	7.9	4.4	79.5	19.7	10.8	82.4
________________________
n/m – not meaningful

(1)	Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of the Company’s business segments.
Adjusted Pretax Operating Income (Loss). Our mortgage insurance adjusted pretax operating income increased significantly for the three and nine months ended September 30, 2014 compared to the comparable periods in 2013. As explained in more detail below, our results for the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily reflect: (i) an increase in net premiums earned; (ii) a significant reduction in the provision for losses; and (iii) a reduction in other operating expenses.
NIW, IIF, RIF
A key component of our current business strategy is to grow our mortgage insurance business by writing insurance on high-quality mortgages in the U.S. Consistent with this objective, we wrote $11.2 billion and $27.3 billion of primary new mortgage insurance in the three and nine months ended September 30, 2014, respectively, compared to $13.7 billion and $38.0 billion in the three and nine months ended September 30, 2013, respectively. Our NIW continues to be primarily written on a flow basis, however, during the three months ended September 30, 2014, we wrote a limited amount of structured NIW. The decrease in NIW for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, is attributable to a decrease in the total mortgage origination market and increased competition in the private mortgage insurance industry.
Due to the recent increase in mortgage interest rates, the current volume of mortgage refinance business has significantly declined in 2014. As a result, our NIW for 2014 has been negatively impacted by a reduction in the overall mortgage origination market and increased competition in the private mortgage insurance industry. These challenges have been partially offset by improvement in the housing market, in particular increased origination volume from home purchases, and continued increases in the penetration rate of private mortgage insurance in the overall insured mortgage market. While it remains difficult to project future NIW, based on revised mortgage origination projections from the Mortgage Bankers Association and other sources, we currently estimate that our new business volume for 2014 will be between $35 billion and $40 billion.

Since 2009, virtually all of our new mortgage insurance business production has been prime business. In addition, FICO scores for the borrowers of these insured mortgages have increased and the average LTV on these mortgages has decreased (meaning that borrowers generally are making larger down payments in connection with the more recent mortgages that we are insuring), compared to mortgages in our Legacy Portfolio. Our portfolio of business written since 2009 has been steadily increasing in proportion to our total portfolio of RIF. As of September 30, 2014, our 2009 through 2014 portfolios accounted for approximately 67% of our total mortgage insurance portfolio compared to 60% at December 31, 2013. These origination years possess significantly improved credit characteristics compared to our Legacy Portfolio. The growth of the portion of our portfolio written beginning in 2009, together with continued improvement in our portfolio as a result of HARP refinancings (further described below), has resulted in significant improvement in the credit quality of our overall mortgage insurance portfolio. Because our expected future losses on our mortgage insurance portfolio written since 2009 are significantly lower than those experienced on our Legacy Portfolio, the changing composition of our overall mortgage insurance portfolio should continue to improve the mortgage insurance segment’s operating profitability.
In 2009, the GSEs began offering HARP, which allows a borrower who is not delinquent to refinance a mortgage if the borrower has been unable to take advantage of lower interest rates because the borrower’s home has decreased in value. Radian Guaranty and other private mortgage insurers have agreed with the FHFA to facilitate the transfer of mortgage insurance on loans to be refinanced through HARP without regard to LTV. HARP 2 expanded the number of borrowers who can qualify for refinancing. The changes implemented by the enhanced HARP 2 program increased the number of borrowers who are eligible to benefit from the program and, as of September 30, 2014, approximately 11% of our total primary RIF had successfully completed a HARP refinance. The HARP 2 program has been extended until December 31, 2015. The HARP programs have had a positive impact on the overall credit quality and composition of our mortgage insurance portfolio given that the refinancing generally results in terms under which a borrower has a greater ability to pay and more financial flexibility to cover the loan obligations. We exclude HARP loans from our NIW for the period in which the refinance occurs. During the nine months ended September 30, 2014, new HARP loans accounted for $1.4 billion of newly refinanced loans that were not included in Radian Guaranty’s NIW for the period, compared to $6.7 billion for the same period of 2013.
The following tables provide selected information as of and for the periods indicated related to mortgage insurance NIW, RIF and IIF. Primary RIF and IIF amounts at September 30, 2014 include $444 million and $1,762 million, respectively, related to the loans which were in default (as of December 31, 2011) that are subject to the Freddie Mac Agreement. Although we no longer have future claim liability on these loans, we continue to receive premiums on the related loans and the insurance remains in force; therefore, these loans are included in our primary RIF and IIF.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2014		2013		2014		2013
Primary NIW
Prime	$11,210	100.0%	$13,718	100.0%	$27,338	100.0%	$37,999	100.0%
Alt-A and A minus and below	—	—	2	—	2	—	4	—
Total Primary	$11,210	100.0%	$13,720	100.0%	$27,340	100.0%	$38,003	100.0%

The level of our refinance originations has declined and the purchase origination volume as a percentage of our total NIW has increased. Because refinancing borrowers tend to have higher FICO scores and lower LTV ratios than new mortgagors, the FICO score distribution of our NIW has become more heavily concentrated in lower level FICO scores and the LTV distribution of our NIW is more concentrated in higher LTV categories.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2014		2013		2014		2013
Total primary NIW by FICO Score
>=740	$6,900	61.6%	$9,508	69.3%	$17,014	62.2%	$27,384	72.0%
680-739	3,503	31.2	3,642	26.5	8,471	31.0	9,296	24.5
620-679	807	7.2	570	4.2	1,855	6.8	1,323	3.5
Total Primary	$11,210	100.0%	$13,720	100.0%	$27,340	100.0%	$38,003	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Percentage of primary NIW
Refinances	16%	21%	16%	33%

LTV
95.01% and above	0.3%	3.1%	0.4%	2.4%
90.01% to 95.00%	53.7%	48.3%	53.3%	44.6%
85.01% to 90.00%	33.5%	36.4%	34.1%	37.6%
80.01% to 85.00%	12.5%	12.2%	12.2%	15.4%

Primary risk written	$2,848	$3,481	$6,948	$9,371

($ in millions)	September 30, 2014		December 31, 2013		September 30, 2013
Primary IIF (1)
Flow	$159,770	94.4%	$151,383	93.9%	$148,342	93.5%
Structured	9,452	5.6	9,857	6.1	10,268	6.5
Total Primary	$169,222	100.0%	$161,240	100.0%	$158,610	100.0%

Prime	$156,581	92.5%	$147,072	91.2%	$143,723	90.6%
Alt-A	7,709	4.6	8,634	5.4	9,101	5.7
A minus and below	4,932	2.9	5,534	3.4	5,786	3.7
Total Primary	$169,222	100.0%	$161,240	100.0%	$158,610	100.0%

Persistency (12 months ended)		83.5%		81.1%		80.5%
______________________

(1)	Includes amounts related to loans subject to the Freddie Mac Agreement.

($ in millions)	September 30, 2014		December 31, 2013		September 30, 2013
Primary RIF (1)
Flow	$40,337	94.9%	$37,792	94.4%	$36,881	94.1%
Structured	2,150	5.1	2,225	5.6	2,303	5.9
Total Primary	$42,487	100.0%	$40,017	100.0%	$39,184	100.0%

Prime	$39,458	92.9%	$36,613	91.5%	$35,614	90.9%
Alt-A	1,791	4.2	2,017	5.0	2,120	5.4
A minus and below	1,238	2.9	1,387	3.5	1,450	3.7
Total Primary	$42,487	100.0%	$40,017	100.0%	$39,184	100.0%
______________________

(1)	Includes amounts related to loans subject to the Freddie Mac Agreement.

($ in millions)	September 30, 2014		December 31, 2013		September 30, 2013
Total primary RIF by FICO score
Flow
>=740	$23,417	58.0%	$21,525	57.0%	$20,732	56.2%
680-739	11,886	29.5	11,019	29.2	10,769	29.2
620-679	4,439	11.0	4,555	12.0	4,649	12.6
<=619	595	1.5	693	1.8	731	2.0
Total Flow	$40,337	100.0%	$37,792	100.0%	$36,881	100.0%
Structured
>=740	$617	28.7%	$602	27.0%	$619	26.9%
680-739	609	28.3	640	28.8	661	28.7
620-679	545	25.4	585	26.3	609	26.4
<=619	379	17.6	398	17.9	414	18.0
Total Structured	$2,150	100.0%	$2,225	100.0%	$2,303	100.0%
Total
>=740	$24,034	56.6%	$22,127	55.3%	$21,351	54.5%
680-739	12,495	29.4	11,659	29.1	11,430	29.2
620-679	4,984	11.7	5,140	12.9	5,258	13.4
<=619	974	2.3	1,091	2.7	1,145	2.9
Total Primary	$42,487	100.0%	$40,017	100.0%	$39,184	100.0%

Primary RIF on defaulted loans (1)	$2,168		$2,786		$3,010
______________________

(1)	Excludes risk related to loans subject to the Freddie Mac Agreement.

($ in millions)	September 30, 2014		December 31, 2013		September 30, 2013
Percentage of primary RIF
Refinances	26%		29%		31%
Loan Type:
Fixed	94.9%		94.1%		93.6%
Adjustable rate mortgages
Less than five years	1.9%		2.4%		2.6%
Five years and longer	3.2%		3.5%		3.8%

Total primary RIF by LTV
95.01% and above	$3,678	8.6%	$4,171	10.4%	$4,273	10.9%
90.01% to 95.00%	19,745	46.5	17,239	43.1	16,508	42.1
85.01% to 90.00%	15,210	35.8	14,750	36.9	14,563	37.2
85.00% and below	3,854	9.1	3,857	9.6	3,840	9.8
Total Primary	$42,487	100.0%	$40,017	100.0%	$39,184	100.0%

Total primary RIF by policy year
2005 and prior	$3,716	8.8%	$4,461	11.1%	$4,786	12.2%
2006	2,077	4.9	2,326	5.8	2,433	6.2
2007	4,734	11.1	5,247	13.1	5,452	13.9
2008	3,522	8.3	3,950	9.9	4,119	10.5
2009	1,170	2.8	1,448	3.6	1,564	4.0
2010	995	2.3	1,206	3.0	1,301	3.3
2011	1,929	4.5	2,263	5.7	2,393	6.1
2012	6,895	16.2	7,710	19.3	7,940	20.3
2013	10,640	25.1	11,406	28.5	9,196	23.5
2014	6,809	16.0	—	—	—	—
Total Primary	$42,487	100.0%	$40,017	100.0%	$39,184	100.0%
Net Premiums Written and Earned.  Net premiums written decreased for the three and nine months ended September 30, 2014, compared to the same periods of 2013, primarily due to a reduction in NIW in the three and nine months ended September 30, 2014.
Net premiums earned increased for the three and nine months ended September 30, 2014, compared to the same periods of 2013, primarily due to higher direct premiums earned in 2014 as a result of NIW during 2013 and 2014, as well as an increase in persistency rates in 2014 that resulted in a significant increase in IIF. In addition, premiums refunded decreased in connection with a lower level of rescissions in 2014 compared to 2013. The increase in net premiums earned in 2014 also reflects a reduction of approximately $4 million in premiums expected to be refunded for future rescissions, and the establishment of a receivable for approximately $6 million related to future reinstatements, both as a result of the BofA Settlement Agreement. The increase in direct premiums earned in 2014 was partially offset by an increase in ceded premiums earned.

Our expected rate of return on our Single Premium business is lower than on our Monthly Premium business. Assuming all other factors remain constant, if loans prepay earlier than expected, then our profitability on these Single Premium policies is likely to be higher than anticipated. If loans are repaid later than expected, however, our profitability on these Single Premium policies is likely to be lower than anticipated. Prepayment speeds, which are impacted by changes in interest rates, among other factors, impact the expected profitability of our Monthly Premium business in the opposite direction. For our Monthly Premium business, earlier than anticipated prepayments reduce profitability. As a result, the ultimate profitability of our business is affected by the impact of mortgage prepayment speeds on the mix of business we write. Because prepayment speeds are difficult to project, our strategy has been to write a mix of Single Premium and Monthly Premium business, which we believe balances the overall impact on our results if actual prepayment speeds are significantly different from expectations. Approximately 72% and 28% of our NIW for the three months ended September 30, 2014 was written with Monthly and Single Premiums, respectively, compared to 71% and 29%, respectively, for the comparable period of 2013. Approximately 74% and 26% of our NIW for the nine months ended September 30, 2014 was written with Monthly and Single Premiums, respectively, compared to 68% and 32%, respectively, for the comparable period of 2013.
Throughout this report, unless otherwise noted, RIF includes the amount ceded through reinsurance.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2014	2013	2014	2013
First-Lien Captives
Premiums earned ceded to captives	$3,096	$4,161	$9,918	$14,100
% of total premiums	1.3%	1.9%	1.5%	2.2%
IIF subject to captives (1)	3.0%	4.3%
RIF subject to captives (2)	2.9%	4.2%

Initial QSR Transaction
Ceded premiums written	$4,668	$5,551	$15,018	$17,573
% of premiums written	1.8%	2.1%	2.1%	2.3%
Ceded premiums earned	$6,578	$7,216	$20,188	$22,711
% of total premiums	2.8%	3.3%	3.0%	3.6%
Ceding commissions written	$1,166	$1,388	$3,754	$4,393
RIF included in Initial QSR Transaction (3)	$1,170,496	$1,376,416

Second QSR Transaction
Ceded premiums written	$9,082	$8,233	$24,447	$32,253
% of premiums written	3.5%	3.1%	3.4%	4.1%
Ceded premiums earned	$7,699	$5,099	$21,481	$12,220
% of total premiums	3.3%	2.4%	3.2%	1.9%
Ceding commissions written	$3,179	$2,882	$8,557	$11,289
RIF included in Second QSR Transaction (3)	$1,546,311	$1,201,235
__________________

(1)	IIF on captives as a percentage of total IIF.

(2)	RIF on captives as a percentage of total RIF.

(3)	RIF ceded under QSR Reinsurance Transactions and included in primary RIF.

Provision for Losses. Our mortgage insurance provision for losses decreased significantly for the three and nine months ended September 30, 2014, compared to the same periods of 2013. The following table details the financial impact of the significant components of our provision for losses for the periods indicated (excluding amounts related to change in PDR on Second-liens):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
New defaults	$72.4	$112.0	$181.1	$307.3
Existing defaults, Second-liens, LAE and other (1)	(23.8)	40.0	(19.1)	113.1
Provision for losses	$48.6	$152.0	$162.0	$420.4
_____________________

(1)
Represents the provision for losses attributable to loans that were in default as of the beginning of each period indicated, including: (a) the change in reserves for loans that were in default status (including pending claims) as of both the beginning and end of each period indicated; (b) the net impact to provision for losses from loans that were in default as of the beginning of each period indicated but were either cured, prepaid, or resulted in a paid claim or a rescission or denial during the period indicated; (c) the impact to our IBNR reserve during the period related to changes in actual and estimated reinstatements of previously rescinded policies and denied claims, including those subject to the BofA Settlement Agreement and other potential reinstatements we are in the process of discussing with servicers; (d) Second-lien loss reserves; and (e) LAE and other loss reserves.

Our mortgage insurance provision for losses for the three and nine months ended September 30, 2014 decreased by $103.4 million and $258.4 million, respectively, as compared to the same periods in 2013. These decreases primarily were driven by a continued decline in new defaults and more favorable development in our estimate of future losses on default notices reported in prior years, as a result of higher cures and lower Claim Severity rates than were previously estimated, as well as the impact of the BofA Settlement Agreement, as described below.
Our primary default rate at September 30, 2014 was 5.4% compared to 7.3% at December 31, 2013. Our primary defaulted inventory comprised 46,843 loans at September 30, 2014, compared to 60,909 loans at December 31, 2013, representing a 23.1% decrease. Our primary defaulted inventory further declined by an additional 1% in October 2014 from September 30, 2014. The reduction in our primary defaulted inventory is the result of the total number of defaulted loans: (1) that have cured; (2) for which claim payments have been made; and (3) that have resulted in net insurance rescissions and claim denials, collectively exceeding the total number of new defaults on insured loans. New primary defaults decreased 20% for both the three and nine months ended September 30, 2014, compared to the same periods in 2013. Although uncertainty remains, we currently expect total new defaults for 2014 to decrease approximately 16% as compared to 2013.
Since 2007, a slowdown in mortgage foreclosures has contributed to the sustained high level of our defaulted inventory. This slowdown has resulted in more defaults remaining unresolved for a longer period of time than has historically been the case. Consequently, in recent years, our primary defaulted inventory experienced an increase in its weighted average age, and because we apply higher estimated Default to Claim Rates on our more aged delinquent loans, this has resulted in additional incurred losses. Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated denials and rescissions, was approximately 53% at September 30, 2014, compared to 50% at December 31, 2013. This increase is primarily attributable to a decrease in our estimated rates of insurance rescissions and claim denials, which have declined in recent periods after several years of elevated rates. In addition, pursuant to the BofA Settlement Agreement, Radian Guaranty has agreed, subject to certain limited exceptions and conditions, that it will not effect any coverage rescissions, claim denials or curtailments on Future Legacy Loans, which reduced our estimated rates of future insurance rescissions and claim denials as of September 30, 2014 and resulted in an increase in our weighted average net Default to Claim Rate.
We also increased the gross Default to Claim rate assumption for certain segments of our default inventory during the third quarter of 2014. We develop our Default to Claim Rate estimates on defaulted loans based on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. During the third quarter of 2014, we continued to refine our approach to estimating loss reserves and developed additional portfolio segmentations, primarily based on a loan’s Time in Default and its current Stage of Default, in assessing the likelihood that a default will become a claim. Previously, we gave greater weight to other loan characteristics, including the status of the loan as reported by its servicer, as defined by the number of missed payments, and the type of loan product. In addition, based on observed trends, we lowered our estimated Claim Severity rate during 2014, which contributed to the favorable development in our estimate of future losses on existing defaults.

The following tables show additional information about our primary loans in default as of the dates indicated:

	September 30, 2014
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 3rd Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	11,437	24.4%	207	30.6%	$132,652	10.8%
Four to eleven payments	10,213	21.8	701	16.3	197,662	16.0
Twelve payments or more	19,324	41.3	4,344	4.6	629,713	51.0
Pending claims	5,869	12.5	N/A	0.7	274,153	22.2
Total	46,843	100.0%	5,252		1,234,180	100.0%
IBNR and other					212,908
LAE					52,690
Total primary reserves					$1,499,778

Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Severity %
57%	53%	103%

	December 31, 2013
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	13,274	21.8%	308	30.1%	$133,398	8.5%
Four to eleven payments	12,939	21.2	1,278	17.7	267,279	17.0
Twelve payments or more	23,995	39.4	5,084	4.4	686,198	43.5
Pending claims	10,701	17.6	N/A	0.5	489,181	31.0
Total	60,909	100.0%	6,670		1,576,056	100.0%
IBNR and other					347,698
LAE					51,245
Total primary reserves					$1,974,999

Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Severity %
57%	50%	107%
______________________
N/A – Not applicable

The following table shows the number of primary and pool loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	September 30, 2014	December 31, 2013	September 30, 2013
Default Statistics—Primary Insurance:
Total Primary Insurance
Prime
Number of insured loans	775,683	741,554	729,822
Number of loans in default	28,963	37,932	40,951
Percentage of loans in default	3.73%	5.12%	5.61%
Alt-A
Number of insured loans	39,903	44,905	47,014
Number of loans in default	8,629	11,209	12,107
Percentage of loans in default	21.62%	24.96%	25.75%
A minus and below
Number of insured loans	36,455	40,930	42,470
Number of loans in default	9,251	11,768	12,181
Percentage of loans in default	25.38%	28.75%	28.68%
Total Primary
Number of insured loans (1)	861,576	839,249	832,469
Number of loans in default (2)	46,843	60,909	65,239
Percentage of loans in default	5.44%	7.26%	7.84%
Default Statistics—Pool Insurance:
Number of loans in default	8,420	11,921	14,257
______________________

(1)	Includes 9,535, 11,860 and 13,163 insured loans subject to the Freddie Mac Agreement at September 30, 2014, December 31, 2013 and September 30, 2013, respectively.

(2)
Excludes 4,824, 7,221 and 8,509 loans that are in default at September 30, 2014, December 31, 2013 and September 30, 2013, respectively, that are subject to the Freddie Mac Agreement, and for which we no longer have claims exposure.

The following table shows a rollforward of our primary loans in default:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning default inventory	48,904	78,257	60,909	93,169
Less: Freddie Mac Agreement Loans	—	9,756	—	9,756
Plus: New defaults (1)	12,339	15,330	35,906	44,822
Less: Cures (1)	10,777	13,706	35,352	44,067
Less: Claims paid (2)	3,067	4,994	13,814	17,147
Less: Rescissions (3)	163	284	510	720
Less: Denials (4)	393	(392)	296	1,062
Ending default inventory	46,843	65,239	46,843	65,239
__________________

(1)
Amounts reflected are compiled monthly based on reports received from loan servicers. The number of new defaults and cures presented includes the following monthly defaults that both defaulted and cured within the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Intra-period new defaults	4,663	5,973	22,594	28,480

(2)	Includes those charged to a deductible or captive.

(3)	Net of any previously rescinded policies that were reinstated during the period. Such reinstated rescissions may ultimately result in a paid claim.

(4)	Net of any denied claims that were reinstated during the period. Such previously denied but reinstated claims are generally reviewed for possible rescission prior to any claim payment.
Our loss reserve estimate incorporates our future expectations with respect to future claim denials and insurance rescissions. These expectations are based on our recent experience with respect to the number of claims that have been denied due to the policyholder’s failure to submit sufficient documentation to perfect a claim within the time period permitted under our master insurance policy and also our recent experience with respect to the number of insurance certificates that have been rescinded due to fraud, underwriter negligence or other factors. As of September 30, 2014, we have adjusted these estimates to reflect the expected impact of the BofA Settlement Agreement. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about the BofA Settlement Agreement. Our mortgage insurance reserves also incorporate, for future rescissions and denials on defaulted loans, our expectations regarding the number of policies that we expect to reinstate as a result of our claims rebuttal process (see below for more information). Our current level of rescissions and denials remains elevated compared to historical levels, primarily related to Legacy Portfolio loans that remain in our defaulted inventory, as well as our efforts to review many of our claims related to Legacy Portfolio loans for potential rescissions or denials.
The table below shows the details related to the number of rescinded policies and denied claims for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rescinded policies:
Rescinded	(183)	(409)	(599)	(1,384)
Reinstated	20	125	89	664
Denied claims:
Denied	(1,004)	(1,806)	(3,101)	(6,589)
Reinstated	611	2,198	2,805	5,527
Total net rescissions and denials	(556)	108	(806)	(1,782)

The following table illustrates the impact of estimated future insurance rescissions and claim denials (net of estimated reinstatements) on our loss reserve estimates as of the dates indicated:

(In millions)	September 30, 2014	December 31, 2013	September 30, 2013
Decrease to our loss reserve due to estimated future rescissions and denials	$134	$247	$291
The following table illustrates the amount of First-lien claims submitted to us for payment that were rescinded or denied, net of any reinstatements of previously rescinded policies or denied claims, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Rescissions	$14.5	$21.6	$48.3	$56.5
Denials	39.0	4.1	45.0	131.3
Total First-lien claims submitted for payment that were rescinded or denied (1)	$53.5	$25.7	$93.3	$187.8
__________________

(1)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.
Our reported rescission and denial activity in any given period is subject to challenge by our lender and servicer customers. In addition, we are at times engaged in discussions with our lender and servicer customers regarding these Loss Mitigation Activities. Unless a liability associated with such activities or discussions becomes probable and can be reasonably estimated, we consider our claim payments and our rescissions, denials and curtailments to be resolved for financial reporting purposes. In accordance with the accounting standard regarding contingencies, we accrue for an estimated loss when we determine that the loss is probable and can be reasonably estimated.
As previously disclosed, we have been in settlement discussions with one servicer regarding a large population of disputed rescissions, denials, curtailments, and potential insurance cancellations. On September 16, 2014, Radian Guaranty entered into the BofA Settlement Agreement with this servicer in order to resolve various actual and potential claims or disputes related to the mortgage insurance coverage on these loans. Implementation of the BofA Settlement Agreement remains subject to the consent of the GSEs. In addition, Subject Loans under the BofA Settlement Agreement, that were either not held in portfolio by the Insureds or were purchased by non-GSE investors, require the consent of certain other investors for these loans to be included in the BofA Settlement Agreement other than with respect to certain limited rights of cancellation which will apply to such loans as of the Implementation Date. The consent of these other investors, who hold approximately 12% of the number of Subject Loans, is not a condition precedent to the implementation of the BofA Settlement Agreement. The BofA Settlement Agreement provides that either party may terminate the BofA Settlement Agreement if consent of the GSEs is not received by November 15, 2014, except that the parties can agree to an extension and neither party can refuse an extension while any party is actively seeking consent from the GSEs. The parties are currently in the process of seeking consent from the GSEs. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about the BofA Settlement Agreement.

In the ordinary course of business, we expect that a portion of previously rescinded policies will be reinstated and previously denied claims will be resubmitted with the required documentation and ultimately paid; therefore, we have incorporated this expectation into our IBNR reserve estimate. Our IBNR reserve estimate was $153.3 million and $281.9 million at September 30, 2014 and December 31, 2013, respectively. The significant decrease in our IBNR reserve estimate at September 30, 2014, as compared to June 30, 2014, reflects the terms of the BofA Settlement Agreement and assumes that the agreement will be implemented following GSE consent. As of September 30, 2014, the IBNR reserve estimate of $153.3 million included approximately $112.3 million for loans subject to the BofA Settlement Agreement. The remaining IBNR reserve included an estimate of future reinstatements of previously denied claims, rescinded policies and claim curtailments of $18.3 million, $1.9 million, and $10.2 million, respectively, that relate to $140.8 million of claims that were denied within the preceding 12 months, $135.0 million of policies rescinded within the preceding 24 months, and $63 million of claim curtailments within the preceding 24 months, excluding those claims that will be resolved in accordance with the BofA Settlement Agreement. The decrease in our IBNR reserve estimate as a result of the BofA Settlement Agreement was partially offset by an increase in our mortgage insurance case reserves to incorporate the fact that we have agreed not to take further action to effect rescissions and claims denials on Future Legacy Loans. While our reserves include our best estimate of probable losses, if the BofA Settlement Agreement is not implemented as anticipated, our actual losses with respect to the loans subject to the BofA Settlement Agreement may differ materially from our current estimates. Due to the inherent uncertainty of the outcome of such matters, we cannot estimate the amount of any additional loss that is reasonably possible.
Generally, we estimate our claim liability related to the potential future reinstatement of previously denied claims and rescinded policies by estimating an initial gross reinstatement rate at the time of denial or rescission, which then declines over a 12- or 24-month timeframe based on our expectation that there is a reduced likelihood that a reinstatement will occur as time passes from our initial decision regarding a denial or rescission. As of September 30, 2014, for previously denied claims, this initial gross reinstatement assumption begins at 60% and declines to 0% after 12 months, while for previously rescinded policies, the initial assumed reinstatement rate begins at 20% and declines to 0% after 24 months. Our IBNR reserve estimate also includes the projected potential impact from future estimated rescissions on reinstated denials. Therefore, at any particular point in time, our IBNR reserve estimate with respect to previously rescinded policies or denied claims is affected not only by our initial reinstatement assumption, but also by the length of time since the denial or rescission, our estimated likelihood of such reinstatements resulting in a paid claim, and the expected Claim Severity on such paid claims, as well as the potential outcome of any discussions with our lender and servicer customers regarding such rescissions or denials. In addition, as of September 30, 2014, our IBNR reserve estimate incorporates an overturn assumption for amounts curtailed on previously paid claims.

The following table shows the projected net cumulative denial and rescission rates in our First-lien portfolio, net of both actual and expected reinstatements, as of September 30, 2014, with respect to claims received in each quarter indicated below:

Claim Received Quarter	Projected Net Cumulative Rescission/Denial Rate for Each Quarter (1)	Percentage of Total Claims Resolved (2)
Q1 2012	23.5%	100%
Q2 2012	21.1%	100%
Q3 2012	18.4%	99%
Q4 2012	17.2%	97%
Q1 2013	17.4%	96%
Q2 2013	17.9%	95%
Q3 2013	14.8%	95%
Q4 2013	14.1%	92%
Q1 2014	15.1%	88%
__________________

(1)
Projected net cumulative rescission/denial rates represent the ratio of claims rescinded or denied to claims received (by claim count). Rescissions and denials are net of actual reinstatements, plus our current estimate for expected reinstatements of previously rescinded policies or denied claims (excluding certain potential reinstatements that would result from the BofA Settlement Agreement). These projected amounts represent the cumulative rates for each quarter as of September 30, 2014. Until all of the claims received during the periods shown have been internally resolved, the rescission/denial rates for each quarter will be subject to change; these rates also will remain subject to change based on differences between estimated and actual reinstatements of previously rescinded policies or denied claims.

(2)
The percentage of claims resolved for each quarter presented in the table above represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded, though such denials and rescissions could be challenged and potentially reinstated or overturned. For the second and third quarters of 2014, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the projected net cumulative rescission/denial rates for those periods are presently meaningful.

The following table shows information regarding our reserve for losses as of the dates indicated:

(In thousands)	September 30, 2014	December 31, 2013
Reserves for losses by category:
Prime	$721,811	$937,307
Alt-A	308,283	384,841
A minus and below	182,885	215,545
IBNR and other	212,908	347,698
LAE	52,690	51,245
Reinsurance recoverable (1)	21,201	38,363
Total primary reserves	1,499,778	1,974,999
Pool	80,664	169,682
IBNR and other	2,468	8,938
LAE	3,434	5,439
Total pool reserves	86,566	184,059
Total First-lien reserves	1,586,344	2,159,058
Second-lien and other (2)	1,787	5,295
Total reserve for losses	$1,588,131	$2,164,353
__________________

(1)	Primarily represents ceded losses on captive transactions and the QSR Reinsurance Transactions.

(2)	Does not include Second-lien PDR.

The following table shows information regarding our average loss reserves per default:

	September 30, 2014	December 31, 2013
First-lien reserve per default (1)
Primary reserve per default excluding IBNR and other	$27,477	$26,717
Pool reserve per pool default excluding IBNR and other (2)	9,983	14,690
_________________

(1)	Calculated as total reserves excluding IBNR and other divided by total defaults.

(2)
If calculated before giving effect to deductibles and stop losses in pool transactions, the pool reserve per default at September 30, 2014 and December 31, 2013 would be $15,905 and $24,640, respectively.

Total mortgage insurance claims paid of $173.9 million and $721.0 million for the three and nine months ended September 30, 2014, respectively, have decreased from claims paid of $519.3 million and $1.2 billion for the three and nine months ended September 30, 2013, respectively, primarily due to the impact of the Freddie Mac Agreement in 2013, which increased claims paid by $254.7 million for the three and nine months ended September 30, 2013. The additional decrease in 2014 compared to prior year periods is consistent with the overall decline in defaulted loans. We currently expect claims paid to be between $900 million and $1.0 billion in 2014, and to decrease materially in 2015 from 2014 levels.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. Between 2011 and 2013, claim curtailments due to servicer noncompliance with our insurance policies and servicing guidelines increased both in frequency and in size, which contributed to a reduction in the severity of our claim payments during this period. Claim curtailments due to servicer noncompliance with our insurance policies and servicing guidelines were approximately $8.2 million and $35.3 million for the three and nine months ended September 30, 2014, respectively, compared to approximately $16.4 million and $43.5 million for the three and nine months ended September 30, 2013, respectively. While we cannot give assurance regarding the extent or level at which such claim curtailments will continue, we expect the level of claim curtailments to remain elevated compared to historical levels, in light of well publicized issues in the servicing industry and our existing Legacy Portfolio of aged defaults, with the exception of claims that may be affected by the BofA Settlement Agreement.

The following table shows claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net claims paid:
Prime	$104,440	$160,091	$458,493	$578,486
Alt-A	26,882	46,474	110,441	141,624
A minus and below	19,658	24,843	79,619	85,542
Total primary claims paid	150,980	231,408	648,553	805,652
Pool	8,880	33,181	56,105	92,741
Second-lien and other	490	80	1,728	2,578
Subtotal	160,350	264,669	706,386	900,971
Impact of Freddie Mac Agreement	—	254,667	—	254,667
Impact of captive terminations	—	—	1,156	—
Impact of settlements	13,500	—	13,500	—
Total net claims paid	$173,850	$519,336	$721,042	$1,155,638

Average net claim paid (1):
Prime	$49.2	$47.2	$45.9	$47.3
Alt-A	56.7	56.7	55.7	56.3
A minus and below	40.3	38.0	37.9	36.8
Total average net primary claim paid	49.0	47.5	46.1	47.2
Pool	48.0	61.7	58.7	69.2
Second-lien and other	18.9	4.2	18.8	16.5
Total average net claim paid	$48.7	$48.8	$46.8	$48.5

Average direct primary claim paid (2)	$50.0	$49.8	$47.5	$49.4
Average total direct claim paid (2)	$49.6	$50.8	$48.0	$50.6
__________________

(1)	Net of reinsurance recoveries and without giving effect to the impact of the Freddie Mac Agreement, captive terminations and settlements.

(2)	Before reinsurance recoveries and without giving effect to the impact of the Freddie Mac Agreement, captive terminations and settlements.
Policy Acquisition Costs. Policy acquisition costs for the three and nine months ended September 30, 2014 decreased compared to the same periods in 2013 due to an increase in our persistency rate, which increases the expected life of our insurance policies and therefore slows down the amortization of our policy acquisition costs. In comparison, policy acquisition costs for the three and nine months ended September 30, 2013 reflected higher amortization as a result of a lower persistency rate, offset by higher ceding commissions received related to the QSR Reinsurance Transactions.
Other Operating Expenses. Our other operating expenses for the three and nine months ended September 30, 2014, compared to the same periods in 2013, reflect a significant reduction in the impact from changes in the estimated fair value of cash-settled long-term equity-based incentive awards that are valued, in large part, relative to the price of Radian Group’s common stock.
Interest Expense. The results for the three and nine months ended September 30, 2014 and 2013 reflect an allocation to the mortgage insurance segment from Radian Group of interest expense based on relative GAAP equity.

Results of Operations—Financial Guaranty
Since 2008, when we ceased writing new financial guaranty business, we have significantly reduced our financial guaranty operations and have reduced our financial guaranty net par exposures in order to mitigate uncertainty, maximize the ultimate capital and liquidity available for our mortgage insurance business and accelerate our access to that capital and liquidity. In addition to the scheduled amortization or scheduled maturity of our financial guaranty insured portfolios, this reduction has been achieved primarily through risk commutations, ceded reinsurance, discounted insured bond purchases and transaction settlements and terminations.
Financial Guaranty Portfolio
Net Par Outstanding
Our aggregate financial guaranty net par outstanding decreased 18.8% in the first nine months of 2014, from $23.9 billion as of December 31, 2013 to $19.4 billion as of September 30, 2014. We expect our net par outstanding will continue to decrease as our financial guaranty insured portfolio matures, as we seek to reduce our financial guaranty net par outstanding and potentially as counterparties continue to terminate transactions early in accordance with their rights under such transactions. In addition to the scheduled amortization of our financial guaranty insured portfolio, the reduction in our financial guaranty net par outstanding in the first nine months of 2014 was primarily due to: (i) the Walkaway terminations of eight CDOs, including a CMBS CDO; (ii) the commutation of two CMBS CDOs and two utility bond CDS transactions; (iii) the scheduled maturities of two corporate CDOs; and (iv) the prepayments of public finance obligations.
The following tables show the distribution of our financial guaranty segment’s net par outstanding, by type of exposure, as a percentage of total net par outstanding and the related net claim (asset) liability and fair value net liability as of the dates indicated:

	September 30, 2014
($ in millions)	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net Liability (3)
Type of Obligation
Public finance:
General obligation and other tax supported (4)	$4,835.5	24.9%	$18.2	$0.2
Healthcare and long-term care	2,161.8	11.1	6.5	0.5
Water/sewer/electric gas and investor-owned utilities	1,121.4	5.8	3.3	1.0
Education	977.4	5.0	(3.2)	—
Transportation	891.7	4.6	(0.7)	23.6
Other public finance (5)(6)	1,027.2	5.3	(13.7)	0.2
Total public finance (7)	11,015.0	56.7	10.4	25.5
Structured finance:
CDO	7,762.9	40.0	1.4	97.9
Asset-backed obligations	569.5	2.9	18.1	9.0
Other structured (8)	75.4	0.4	—	0.1
Total structured finance	8,407.8	43.3	19.5	107.0
Total	$19,422.8	100.0%	$29.9	$132.5

	December 31, 2013
($ in millions)	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net Liability (3)
Type of Obligation
Public finance:
General obligation and other tax supported (4)	$5,266.0	22.1%	$12.9	$0.2
Healthcare and long-term care	2,358.3	9.9	11.1	0.8
Water/sewer/electric gas and investor-owned utilities	1,347.8	5.6	(9.6)	1.2
Education	1,075.9	4.5	(4.2)	—
Transportation	907.2	3.8	(0.5)	27.5
Other public finance (5)(6)	1,479.6	6.2	(12.9)	0.4
Total public finance (7)	12,434.8	52.1	(3.2)	30.1
Structured finance:
CDO	10,700.0	44.9	2.9	193.4
Asset-backed obligations	642.2	2.7	19.6	8.6
Other structured (8)	77.9	0.3	—	0.2
Total structured finance	11,420.1	47.9	22.5	202.2
Total	$23,854.9	100.0%	$19.3	$232.3
__________________

(1)
Represents our exposure to the aggregate outstanding principal on insured obligations. We are also responsible for the timely payment of interest on substantially all of our public finance and our non-corporate CDO structured finance obligations (other than our insured CDO of CMBS where interest shortfalls reduce premiums payable to us). For our insured corporate CDOs and CDO of CMBS, net par outstanding represents the notional amount of credit protection we are providing on a pool of obligations.

(2)
A net claim liability is recorded on the balance sheet when there is evidence that deterioration has occurred and the net present value of our expected losses for a particular policy exceeds the unearned premium reserve for that policy. The claim liability reported is net of estimated salvage and subrogation, which may result in a net claim asset.

(3)
Represents the net (asset) liability recorded within derivative assets or derivative liabilities for derivative contracts, or the net (asset) liability recorded at fair value within VIE debt and other financial statement line items for financial guaranty consolidated VIEs.

(4)	Includes $1.3 billion and $1.5 billion at September 30, 2014 and December 31, 2013, respectively, of tax supported revenue bonds.

(5)
Includes escrowed transactions, which are legally defeased bond issuances where cash or U.S. government securities, in an amount sufficient to pay remaining obligations under such bonds, have been deposited in an escrow account for the benefit of the bond holders. Although we have little to no remaining credit risk on these transactions, they remain outstanding for GAAP purposes.

(6)
Includes other types of municipal obligations, including human service providers, second-to-pay international public finance, non-profit institutions, project finance accommodations and stadiums, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

(7)
Includes $2.2 billion and $2.4 billion at September 30, 2014 and December 31, 2013, respectively, of international public finance insured obligations (which includes Sovereign indebtedness, of which $95.1 million and $101.2 million at September 30, 2014 and at December 31, 2013, respectively, is related to the Stressed European Countries).

(8)
Represents other types of structured finance obligations, including collateralized guaranteed investment contracts or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

In addition to our financial guaranty net par outstanding, we continue to have exposure to trade credit reinsurance and surety insurance and reinsurance. The exposure to these lines of business is measured using PML, while giving effect to any protective features (i.e. reinsurance or salvage). Based on our estimates, we believe the PML for our remaining trade credit and surety exposure was not material as of September 30, 2014. However, as discussed in Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements—Commitments and Contingencies—Other, we have received claims relating to certain surety bonds, which we are in the process of disputing.

Credit Performance/Credit Quality
Unless otherwise indicated, the ratings of our financial guaranty obligations that are referenced in this report have been developed internally.
At September 30, 2014, the percentage of our total net par outstanding of obligations rated AAA, BBB and BIG was 34.6%, 34.9% and 12.2%, respectively, compared to 38.5%, 34.7% and 9.2%, respectively, at December 31, 2013.
During the first nine months of 2014, the AAA and BBB ratings categories of our insured portfolio experienced the largest reductions in both net par outstanding and as a percentage of our total net par outstanding, while the BIG ratings category experienced the largest increase in both net par outstanding and as a percentage of our total net par outstanding. The reduction in our AAA net par outstanding was primarily due to the scheduled maturities of two AAA-rated corporate CDOs, the commutation of one AAA-rated CMBS CDO, a counterparty terminating one AAA-rated CDO CMBS transaction on a Walkaway basis, and the Walkaway termination of one AAA-rated corporate CDO. The net par reduction in the BBB ratings category was primarily due to the downgrade to BIG during the first quarter of 2014 of our Puerto Rico Exposure that had been rated investment grade as well as the upgrade of three corporate CDO transactions. See—Puerto Rico Exposure below for additional information regarding our Puerto Rico Exposure.
Public Finance. Our public finance portfolio has remained relatively stable despite the slow economic recovery in the U.S. over the past few years. While many municipal governments continue to experience stress from state and local pension plan liabilities, they are beginning to address these issues and are beginning to take steps to remedy pension shortfalls. In addition, we are beginning to see signs of general improvement with respect to increased tax receipts across the U.S.
2014 continues to be a challenging year for hospitals, particularly small, independent community providers. They have continued to experience a decrease in net patient revenues in 2014 as a result of a significant decline in patient volumes and limited increases in commercial and government reimbursements, particularly those from Medicare. Many healthcare institutions are reporting that significant incremental expense reduction is unlikely and that operating losses are expected as healthcare inflation outpaces weak revenue growth. As a result, we are beginning to see a negative impact on the operating margins of the hospitals underlying the healthcare credits in our insured portfolio, which we expect to continue at least through the remainder of 2014. The early phase of implementation of the Affordable Care Act (“ACA”) is resulting in additional financial and operating stress on the healthcare credits in our portfolio, in particular small community based hospitals and those hospitals in states that opted out of the Medicaid expansion provisions under the ACA.
We have experienced some credit deterioration in our insured portfolio of other tax-supported bond transactions, and in particular, those transactions that are payable from real estate tax revenues derived from the value of real estate in narrowly defined special districts or from special assessments for improvements on certain properties. The declining property values of recent years have reduced the assessed value of the tax base in these jurisdictions, resulting in reduced tax revenues being available to pay interest and principal on these insured bonds. Even as property values have begun to increase, there often is a lag between the rise of property values and the realization of corresponding higher tax revenues. We may experience further credit deterioration in these transactions, which would increase the likelihood that ultimately we would be required to make claim payments with respect to these bonds, especially those from special districts.
As of September 30, 2014, we had an aggregate of $169.2 million of Sovereign net par outstanding, $100.6 million of which was rated at least investment grade, and $68.6 million of which was rated BIG. All of our BIG exposure relates to the Stressed European Countries whose Sovereign obligations have been under particular stress due to economic uncertainty, potential debt restructuring and ratings downgrades. Due to volatile economic conditions and political uncertainty, particularly in the Stressed European Countries, we believe that our Sovereign insured credits in the Stressed European Countries remain vulnerable to further credit deterioration, potential ratings downgrades and increases in our net claim liability.

Puerto Rico Exposure
The following table provides information regarding the net par outstanding, internal ratings and net claim liabilities for our Puerto Rico Exposure as of September 30, 2014:

(In millions)	Internal Rating	Total Net Outstanding Par
Puerto Rico Exposure Not Subject to Recovery Act
General Obligation (GO)
Puerto Rico Public Buildings Authority	BB	$115.0
Commonwealth of Puerto Rico	BB	67.5
Total GO		182.5

Revenue - Local Govt. Payments/Commonwealth Appropriation
Puerto Rico Municipal Finance Agency	BB-	30.3
Total Puerto Rico Exposure Not Subject to Recovery Act		212.8

Puerto Rico Exposure Subject to Recovery Act
Revenue - Tax Backed
PRHTA (Highway Revenue Bonds - 1968 - Resolution) (1)	BB-	79.0
PRHTA (Senior Transportation Bonds - 1998 - Resolution) (2)	B+	87.4
PRHTA (Subordinate Transportation Bonds - 1998 - Resolution) (3)	B	3.0
Total Tax Backed		169.4

Revenue - Utility
Puerto Rico Aqueduct & Sewer Authority	BB-	18.5
PREPA (4)	B-	21.9
Total Utilities		40.4
Total Puerto Rico Exposure Subject to Recovery Act		209.8

Total Puerto Rico Exposure		$422.6
_________________

(1)	At September 30, 2014, the net claim liability associated with these policies is $0.3 million.

(2)	At September 30, 2014, the net claim liability associated with these policies is $6.5 million.

(3)	At September 30, 2014, the net claim liability associated with these policies is $1.0 million.

(4)	At September 30, 2014, the net claim liability associated with these policies is $4.9 million.
In June 2014, Puerto Rico enacted the Recovery Act, which permits certain public corporations to seek protection from creditors through debt restructuring. General obligations of Puerto Rico and certain other obligations are excluded from the Recovery Act. The Recovery Act may make Puerto Rico less likely to continue to provide the budgetary or liquidity support for this debt that it has previously provided. In response to the enactment of the Recovery Act, in July 2014, S&P, Moody’s and Fitch Ratings downgraded the credit rating of Puerto Rico and its debt to BB, B2 and BB-, respectively, from BB+, Ba2 and BB, respectively.
We believe that the Recovery Act is most likely to initially impact the $21.9 million of PREPA bonds. PREPA faces significant liquidity pressure with significant debt maturities in the first half of 2015. In August 2014, PREPA entered into forbearance agreements with a majority of its creditors, extending maturing lines of credit to March 2015 in order to provide PREPA with time and liquidity to explore operating improvements and a long-term restructuring plan. The forbearance agreements also provided for the appointment of a restructuring officer and an agreement by PREPA to pay its next scheduled interest payment on its outstanding bonds in January 2015. PREPA also faces longer term challenges such as negative free cash flow, a dependence on oil to generate power that results in high electricity costs that are difficult to pass along to customers and significant capital needs.

We also believe that there is a heightened risk that in the future the Recovery Act may also impact at least a portion of the PRHTA bonds. PRHTA currently has approximately $2.0 billion net par of indebtedness outstanding to the Government Development Bank of Puerto Rico and Puerto Rico is trying to reduce PRHTA’s dependency on Government Development Bank of Puerto Rico lines of credit to fund future operating shortfalls.
Although Puerto Rico has taken a number of significant steps in 2014 to improve its budgetary position and financial condition, it remains in a multi-year recession and continues to suffer from high debt levels, persistent structural budget deficits that require additional borrowing and an under-funded pension system. For a number of reasons, including the enactment of the Recovery Act, we believe that the market perception of Puerto Rico’s commitment, and its ability to repay its indebtedness may be deteriorating. For example, Puerto Rico was able to successfully sell $3.5 billion of general obligation bonds in March 2014 in the public market at yields that, although high, were below widely anticipated yields. However, in October 2014, an additional $900 million of short-term indebtedness that was guaranteed by Puerto Rico and scheduled to mature June 30, 2015, was sold through a private placement with higher than expected annual interest rates.
Puerto Rico’s governor continues to express a commitment to make timely payments of those obligations not subject to the Recovery Act. Puerto Rico and its debt securities remain vulnerable to volatile pricing and negative developments, including additional ratings downgrades, which may further constrain Puerto Rico’s future access to capital markets requiring it to pay higher borrowing costs to alternative lenders. We can provide no assurances that Puerto Rico will not seek to restructure or impair any or all of our Puerto Rico Exposure, which, if such restructuring or impairment were to occur, could result in material losses.
Structured Finance. Overall, the transactions in our financial guaranty structured finance portfolio have generally continued to experience stable credit performance during the first nine months of 2014. The credit performance of our $6.1 billion corporate CDO portfolio continues to improve, and we continue to have strong subordination remaining in our corporate CDO transactions. One of the corporate CDO transactions, with $0.3 billion of net par outstanding, is scheduled to mature in the fourth quarter of 2014 and the remaining 13 transactions, with $5.8 billion of net par outstanding, are scheduled to mature in 2017. All but $0.5 billion of our net par outstanding to corporate CDO transactions were rated AAA as of September 30, 2014. The remaining $0.5 billion of such net par outstanding was rated at least A-.
We continue to see stabilization and improved performance across many of the transactions in our $816.3 million net par outstanding directly insured TruPs CDO portfolio. The collateral fundamentals of the bank issuers within these insured transactions continue to show improved performance. The number of cures of previous defaults and the repayment of interest payments previously deferred on the TruPs collateral has outpaced new initial defaults and interest payment deferrals by the TruPs issuers (which deferrals are permissible for up to five years). The insurance company issuers in our TruPs CDO portfolio generally remain stable. During the second quarter of 2014, four TruPs CDO transactions were terminated early by one of our counterparties, which reduced our net par outstanding by $124.3 million. Our weighted average rating for our directly insured TruPs bonds was BBB at September 30, 2014 and December 31, 2013. As of September 30, 2014, $110.5 million of our net par outstanding related to one of the TruPs bonds that we insure was rated BIG compared to $224.7 million of net par outstanding related to two TruPs bonds that we insured being rated BIG as of December 31, 2013.
In January 2014, our counterparty to a $450 million AAA-rated CDO of CMBS transaction exercised its right to terminate the transaction on a Walkaway basis, and in June 2014, we commuted two of our three remaining CDO of CMBS transactions. As a result, as of September 30, 2014, we have only one remaining directly insured CDO of CMBS transaction with $430 million net par outstanding. While the average total delinquencies in the collateral supporting our one remaining CDO of CMBS transaction decreased during the first nine months of 2014, the average credit support of the tranches backing the transaction declined. The average loss severity across the CMBS backing the transaction was essentially unchanged, and interest shortfalls have occurred in seven of the 40 CMBS tranches that back the transaction. Interest shortfalls were a result of: (1) reductions in the appraised value of properties, which allow servicers to stop making advances for interest and (2) expenses related to the liquidation of certain properties. This transaction remains rated BBB- internally. A high level of subordination for this transaction remains, and we do not currently project principal losses for our insured tranche in the CDO. While we insure all principal shortfalls for this transaction, claims for interest shortfalls are limited under the terms of our credit protection to the $0.5 million amount of contractual premium that we would otherwise be entitled to receive from the transaction. Although we project that future interest shortfalls will result in reductions in the amount of premiums we receive for a period of time, based on our internal cash flow projections, we also expect that such amounts will eventually be repaid to us. We continue to expect not to have to pay net claims on our remaining CDO of CMBS transaction.

In April 2014, our counterparty to one of our two remaining CDO of CLO transactions exercised its right to terminate the transaction on a Walkaway basis. Our remaining CLO Transaction was downgraded to B- from B+ during the second quarter of 2014. We downgraded this transaction, which had $376.7 million in net par outstanding as of September 30, 2014, due to our view that the credit quality of the underlying transaction had deteriorated, as well as our view that the credit quality of the primary insurer of the CLO Transaction, MBIA Insurance Corporation (“MBIA”), had not improved. As a result, we now estimate a probability weighted loss of $13.6 million (using a statutory discount rate) on the CLO Transaction, which is net of expected proceeds we would receive on a series of hedges we have purchased on MBIA. Losses for this transaction are difficult to estimate due to concerns over MBIA’s long-term financial condition and the illiquid nature and limited transparency of the collateral. If we were to incur losses on the CLO Transaction, we expect that they would not be payable until maturity in 2017.
In our insured RMBS transactions, we provide credit protection on $0.3 billion of net par outstanding as of September 30, 2014 on one or more tranches of securities backed by pools of residential mortgages of various types (e.g., prime, Alt-A, subprime). Included in our RMBS transactions is an aggregate of $87.7 million of net par exposure to 2006 and 2007 vintage RMBS, all of which is assumed. We consider this exposure to be particularly high risk RMBS exposure due to the historically high default rates and aggregate losses on RMBS originated in those years. As of September 30, 2014, 65.6% of our total RMBS net par outstanding was rated BIG, including 66.9% of our exposure to 2006 and 2007 vintage RMBS.
Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013
The following table summarizes the results of operations for our financial guaranty segment for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
($ in millions)	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Adjusted pretax operating income (loss) (1)	$9.3	$(9.2)	n/m	$(19.6)	$(12.7)	54.3%
Net premiums written—insurance	(1.5)	—	n/m	(0.4)	(10.0)	(96.0)
Net premiums earned—insurance	9.3	11.9	(21.8)%	26.7	36.6	(27.0)
Net premiums earned on derivatives	2.9	4.2	(31.0)	9.7	14.0	(30.7)
Net investment income	10.3	11.9	(13.4)	30.9	36.0	(14.2)
Provision for losses	(6.4)	5.2	n/m	4.3	9.1	(52.7)
Estimated present value of net credit (recoveries) losses incurred	(0.5)	3.3	n/m	10.3	(0.1)	n/m
Policy acquisition costs	1.8	2.1	(14.3)	5.1	11.1	(54.1)
Other operating expenses	6.7	11.4	(41.2)	25.4	35.4	(28.2)
Interest expense	11.6	15.1	(23.2)	42.1	44.1	(4.5)
________________________
n/m – not meaningful

(1)	Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of the Company’s business segments.
Adjusted Pretax Operating Income (Loss). The financial guaranty segment’s results for the three months ended September 30, 2014 reflect adjusted pretax operating income compared to an adjusted pretax operating loss for the same period of 2013 primarily due to a lower provision for losses, a decrease in the estimated present value of net credit losses incurred, and lower interest and other operating expenses. The financial guaranty segment’s results for the nine months ended September 30, 2014 reflect an increase in the adjusted pretax operating loss compared to 2013, primarily due to decreases in net premiums earned on insurance and derivatives and net investment income, partially offset by reductions in the provision for losses and other operating expenses.
Net Premiums Written and Earned.  The decrease in net premiums earned for the three and nine months ended September 30, 2014, compared to the same periods in 2013, reflects a lower level of Refundings on public finance exposures and installment adjustments in 2014 compared to 2013. Net premiums written and earned for the nine months ended September 30, 2013 primarily reflect the impact of the FGIC Commutation, which decreased net premiums written and earned by $12.6 million and $2.5 million, respectively.

The following table shows net premiums earned by our financial guaranty segment’s various product lines for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net premiums earned:
Public finance direct	$7,160	$9,774	$20,067	$25,588
Public finance reinsurance	1,619	1,591	4,789	8,941
Structured direct	118	161	526	513
Structured reinsurance	432	337	1,316	4,036
Trade credit reinsurance	—	1	2	1
Total premiums earned—insurance	9,329	11,864	26,700	39,079
Impact of commutations/recaptures	—	—	—	(2,447)
Total net premiums earned—insurance	$9,329	$11,864	$26,700	$36,632

Refundings included in total net premiums earned	$6,253	$6,979	$14,443	$22,020
Net Investment Income. Our financial guaranty net investment income decreased for the three and nine months ended September 30, 2014, compared to the same periods for 2013, primarily due to a decline in invested assets resulting from an Extraordinary Dividend paid by Radian Asset Assurance, our principal financial guaranty subsidiary, to its parent, Radian Guaranty, our principal mortgage insurance subsidiary. Although book yields have increased for our longer duration investments, our current allocation to short-term and short duration investments remains high. This allocation, combined with sales of higher yielding securities, has resulted in lower net investment income for the portfolio for 2014. All periods include an allocation to the financial guaranty segment of net investment income from Radian Group based on relative GAAP equity for this segment.
Provision for Losses. Our financial guaranty provision for losses decreased for the nine months ended September 30, 2014, compared to the same period for 2013, and primarily reflects an increase in expected recoveries on several exposures and a reduction in our claim liability related to certain public finance exposure, partially offset by the establishment of a reserve on our PREPA and PRHTA Puerto Rico Exposure as discussed above. Our financial guaranty provision for losses for the three months ended September 30, 2014 primarily reflects a reduction in our net claim liability related to certain public finance exposures.
The following tables show financial guaranty reserve for losses and claims paid as of or for the periods indicated:

(In thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Total reserve for losses	$32,220	$21,069	$32,094

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Total claim (recoveries) payments	$(3,882)	$(1,303)	$(6,841)	$43,380	(1)
______________________

(1)	Reflects the payment of $41.6 million related to the FGIC Commutation.
Estimated present value of net credit (recoveries) losses incurred. The increase in the estimated present value of net credit losses in the nine months ended September 30, 2014 is primarily due to an increase in the estimated expected net credit loss on the CLO Transaction. See—Financial Guaranty Portfolio—Credit Performance/Credit Quality—Structured Finance for additional information regarding the CLO Transaction.
Policy Acquisition Costs. Policy acquisition costs for the nine months ended September 30, 2013 reflect the write-off of $3.3 million of acquisition costs as a result of the FGIC Commutation and lower commission income.

Other Operating Expense. Our other operating expenses for the three and nine months ended September 30, 2014, compared to the same period in 2013, reflect a significant reduction in the expense allocations from Radian Group, as a result of the reduced impact from changes in the estimated fair value of cash-settled long-term incentive awards that are valued relative to the price of Radian Group’s common stock.
Interest Expense. The results for the three and nine months ended September 30, 2014 and 2013 reflect an allocation to the financial guaranty segment from Radian Group of interest expense based on relative GAAP equity.

Results of Operations—Mortgage and Real Estate Services
Three and Nine Months Ended September 30, 2014
The following table summarizes our mortgage and real estate services segment’s results of operations for the three and nine months ended September 30, 2014:

($ in millions)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Adjusted pretax operating income (1)	$5.3	$5.3
Services revenue	42.2	42.2
Direct cost of services	23.9	23.9
Gross profit on services	18.3	18.3
Other operating expenses	8.7	8.7
Interest expense	4.4	4.4
________________________

(1)	Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of the Company’s business segments.
The results of Clayton’s operations have been included in our financial statements in the mortgage and real estate services segment from June 30, 2014, the effective date of our acquisition of Clayton.
Services Revenue. For the three months ended September 30, 2014, services revenue includes a significant loan review and due diligence project for a single client. While a portion of this review has continued into the fourth quarter, we do not expect a comparable level of revenue from this project in the fourth quarter. In addition, our revenue from component services was also at a higher level during this period than we expect to maintain in the fourth quarter. Component services revenue for the three months ended September 30, 2014 includes revenue from single family rental securitizations as well as revenue from financial institutions that extended loans to institutional investors to fund purchases of homes. The pace of home purchases by the institutional investors has diminished, and as a result, the revenue from lenders is not expected to continue at the same level. Our top 10 customers generated approximately 66% of our revenues for the period.
Gross Profit on Services. For the three months ended September 30, 2014, our gross profit on services represented approximately 43.4% of total revenues.
Other Operating Expenses. For the three months ended September 30, 2014, compensation-related costs represented more than 50% of the segment’s operating expenses.
Interest Expense. For the three months ended September 30, 2014, interest expense represents all of the interest expense related to our Senior Notes due 2019.

Off-Balance Sheet Arrangements
There have been no material changes in the off-balance sheet arrangements specified in our 2013 Form 10-K. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for further information on our VIEs.

Contractual Obligations and Commitments
There have been no material changes in our contractual obligations and commitments specified in our 2013 Form 10-K, except as described below.
Our mortgage and real estate services business provides services and solutions to the mortgage and real estate industries, including outsourced services, information-based analytics and specialty consulting for buyers and sellers of, and investors in, mortgage- and real estate-related loans and securities and other debt instruments. In the ordinary course of this business, Clayton enters into agreements pursuant to which we may be obligated under specified circumstances or upon the occurrence of certain events to indemnify the counterparties with respect to certain matters. Our maximum exposure under these arrangements is unknown; however, Clayton has not had prior claims or losses pursuant to these indemnification provisions.
    In May 2014, we issued $300 million principal amount of the Senior Notes due 2019 and received net proceeds of approximately $293.8 million after deducting underwriting discounts and commissions and estimated offering expenses. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.
In June 2014, in accordance with the optional redemption provisions of the notes, we redeemed all of the outstanding principal amount of our Senior Notes due 2015 at a price established in accordance with the indenture governing the senior notes. We paid $57.2 million to holders of the notes at redemption and recorded a loss of $2.8 million.
In connection with our acquisition of Clayton on June 30, 2014, our operating lease obligations have increased by approximately $6.0 million as of September 30, 2014, which is payable over the next four years.

Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
Radian Group serves as the holding company for our operating subsidiaries and does not have any significant operations of its own. At September 30, 2014, Radian Group had immediately available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of approximately $762 million. This amount excludes certain additional cash and liquid investments that have been advanced from our subsidiaries for corporate expenses and interest payments.
Radian Group’s principal liquidity demands for the next 12 months are expected to include: (i) potential additional capital support for our mortgage insurance subsidiaries; (ii) the payment of dividends on our common stock; (iii) the payment of corporate expenses; and (iv) interest payments on our outstanding long-term debt. As of September 30, 2014, the holders of our $400 million in Convertible Senior Notes due 2019 are entitled to exercise their conversion rights during the three-month period ending December 31, 2014. The conversion amounts for these notes may be settled in cash or stock, at our option. As a result, an additional liquidity event could occur during this period if the holders of these notes elect to exercise their conversion rights and we decide to settle the conversion amounts in cash. On a quarterly basis, we evaluate whether the conversion threshold requirements for our Convertible Senior Notes due 2017 and our Convertible Senior Notes due 2019 have been met. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements and Note 11 in our 2013 Form 10-K for further information.
In addition to existing available cash and marketable securities, Radian Group’s principal sources of cash include: (i) dividends from Radian Guaranty (to the extent permitted under applicable laws and regulations) and Clayton; and (ii) payments made to Radian Group under tax- and expense-sharing arrangements with our subsidiaries, as discussed below. Radian Guaranty’s ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance department approval. In light of the protracted period of losses for Radian Guaranty following the financial crisis, we do not anticipate that Radian Guaranty will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance is permitted to pay future dividends, these dividends will be paid to its direct parent, Radian Guaranty, and not to Radian Group. Radian Group expects to receive a modest amount of dividend payments, if available, over the next 12 months from positive cash flows generated by Clayton.

In May 2014, we issued $300 million principal amount of Senior Notes due 2019 and 17.825 million shares of our common stock at a public offering price of $14.50 per share. We received aggregate net proceeds from these offerings of $541.0 million after deducting underwriting discounts and commissions and offering expenses. A portion of the proceeds from these offerings was used to fully fund the acquisition of Clayton. In addition, in accordance with the optional redemption provisions of our Senior Notes due 2015, we used a portion of the proceeds to redeem all of the remaining outstanding principal amount of these notes. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.
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
At September 30, 2014, we did not have the intent to sell any debt securities classified as held to maturity or available for sale and in an unrealized loss position. We determined that it is more likely than not that we will have the ability to hold the securities until recovery of their cost basis or maturity.
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on most of our outstanding long-term debt. Payments of such corporate expenses for the next 12 months, excluding interest payments on our long-term debt, are expected to be approximately $61.1 million, all of which is expected to be reimbursed by our subsidiaries under our existing expense-sharing arrangements. For the same period, payments of interest on our long-term debt are expected to be approximately $57.4 million, a significant portion of which is expected to be reimbursed by our subsidiaries under our existing expense-sharing arrangements. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be modified or revoked at any time.
Capital Support for Subsidiaries. Radian Guaranty’s Risk-to-capital was 18.4 to 1 as of September 30, 2014. Given our financial projections for Radian Guaranty, which are subject to risks and uncertainties, we expect Radian Guaranty’s Risk-to-capital to decrease over time without the need for any additional capital contributions from Radian Group to satisfy current applicable state insurance regulatory requirements.
The GSEs are in the process of revising their eligibility requirements for private mortgage insurers. As part of this process, the FHFA released proposed PMIERs for public comment on July 10, 2014. The PMIERs, when finalized and adopted, will establish the revised requirements that the GSEs will impose on private mortgage insurers, including Radian Guaranty, to remain eligible insurers of mortgage loans purchased by the GSEs. The proposed PMIERs include the PMIERs Financial Requirements which are expected to replace the capital adequacy standards under the current GSE eligibility requirements. The proposed PMIERs Financial Requirements require a mortgage insurer’s Available Assets to meet or exceed Minimum Required Assets that are calculated based on RIF and a variety of measures designed to evaluate credit quality. Among other things, the proposed PMIERs exclude from Available Assets: (i) Unearned Premium Reserves; and (ii) certain subsidiary capital, including Radian Guaranty’s capital that is attributable to its ownership of Radian Asset Assurance.
The public comment period for the proposed PMIERs ended on September 8, 2014. The FHFA is currently reviewing and considering input before adopting the final PMIERs. All aspects of the final PMIERs are expected to become effective 180 days after their final publication. Approved insurers who fail to meet the PMIERs Financial Requirements when they become effective 180 days after their publication may operate under a transition plan during an extended transition period of up to two years from the final publication date, and would continue to be eligible insurers during that period. Based on an estimated final publication date of the end of 2014, we expect Radian Guaranty to have a transition period through January 1, 2017 to comply with the PMIERs Financial Requirements.
Assuming the PMIERs were implemented in their current proposed form, we estimate that as of September 30, 2014, Radian Guaranty would have had Minimum Required Assets of $4.8 billion and Available Assets of $3.1 billion. After consideration of holding company cash balances of approximately $762 million as of September 30, 2014, Radian Guaranty’s estimated net shortfall in Available Assets was approximately $900 million as of September 30, 2014. We have derived these estimates independently and without verification from the GSEs. It is possible that the GSEs may apply the PMIERs differently than we have, which could change the size of our projected net shortfall in Available Assets.

Currently, Radian Guaranty remains an eligible mortgage insurer with the GSEs and we expect to fully comply with the PMIERs within the applicable transition period, without the need to access the capital markets to raise additional capital, based upon: (i) our existing holding company cash and investments; (ii) our expectations regarding the ability to monetize our financial guaranty business (which had $1.0 billion of statutory capital and an additional $0.4 billion in claims-paying resources as of September 30, 2014) or otherwise utilize the capital in our financial guaranty business in a manner that provides credit for Radian Asset Assurance under the PMIERs; and (iii) the potential to leverage various other options if needed, including external reinsurance.
Radian Group also could be required to provide capital support for Radian Guaranty and our other mortgage insurance subsidiaries if additional capital is required pursuant to insurance laws and regulations. The NAIC is in the process of reviewing the minimum capital and surplus requirements for mortgage insurers and considering changes to the Mortgage Guaranty Insurers Model Act that could include more stringent capital requirements for Radian Guaranty, which, if adopted, could increase the capital requirements for Radian Guaranty in states that adopt the new Mortgage Guaranty Insurers Model Act. In addition, certain of our mortgage insurance subsidiaries that provide reinsurance to Radian Guaranty have required, and in the future may again require, additional capital contributions from Radian Group.
In July 2014, we invested $20 million to capitalize a newly formed, wholly-owned insurance subsidiary of Radian Group. The strategic objective of this investment is to offer various mortgage insurance-related products, which are currently in a developmental stage.
Dividends. Our quarterly common stock dividend is currently $0.0025 per share and, based on our current outstanding shares of common stock, we would require approximately $1.9 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as Radian Group, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of September 30, 2014, our capital surplus was $1.7 billion, representing our dividend limitation under Delaware law.
Tax Payments. Under our current tax-sharing agreement between Radian Group and its subsidiaries, our subsidiaries are required to pay to Radian Group, on a quarterly basis, amounts representing their estimated separate company federal tax liability for the current tax year. Radian Group is required to refund to each subsidiary any amount that such subsidiary overpaid to Radian Group for a taxable year, as well as any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code had such subsidiary filed its federal tax return on a separate company basis. Any payments that Radian Group is expected to make during the next 12 months under the tax-sharing agreement are not expected to have a material impact on Radian Group’s available liquidity. Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for the insurance subsidiaries that are parties to the agreement.
Radian Group—Long-Term Liquidity Needs
Our most significant needs for liquidity beyond the next 12 months are: (i) the repayment of our outstanding long-term debt, including $195.5 million principal amount of outstanding debt due in June 2017, $450 million principal amount of convertible debt due in November 2017, and, at our option, any related conversion premium that we elect to settle in cash, potentially $400 million of convertible debt due in March 2019 for which the principal amount and any conversion premium may, at our option, be settled in cash, and $300 million principal amount of outstanding debt due in June 2019; (ii) potential additional capital contributions to our subsidiaries; and (iii) potential payments to the U.S. Treasury resulting from the examination of our 2000 through 2007 consolidated federal income tax returns by the IRS.
As of the balance sheet date, certain of our insurance subsidiaries, including Radian Guaranty, have incurred NOLs that could not be carried-back and utilized on a separate company tax return basis. As a result, we are not currently obligated under our tax-sharing agreement to reimburse these subsidiaries for their separate company NOL carryforward. However, if in a future period our consolidated NOL is fully utilized before a subsidiary has utilized its share of NOLs on a separate entity basis, then Radian Group may be obligated to fund such subsidiary’s share of our consolidated tax liability to the IRS. Currently, we do not expect to fund material obligations under the provisions described in this paragraph with regard to subsidiary NOLs incurred to date.

On September 4, 2014, we received Notices of Deficiency from the IRS covering our 2000 through 2007 federal income tax returns. The Notices of Deficiency assert unpaid taxes and penalties of approximately $157 million related to the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests currently held by RGRI. As of September 30, 2014, there also would be interest related to these matters of approximately $113 million. Depending on the outcome of these matters, additional state income taxes, penalties and interest also may become due when a final resolution is reached. As of September 30, 2014, these additional state tax payments would approximate $30 million. The Notices of Deficiency also reflected additional amounts due of approximately $105 million, which are primarily associated with the disallowance of the previously filed carryback of the 2008 NOL to the 2006 and 2007 tax years. Radian Group and RGRI are parties to an Assumption and Indemnification Agreement with regard to these assessed deficiencies. Through this agreement, Radian Group agreed to indemnify RGRI for the amount of any tax payments ultimately due to the IRS. This indemnification agreement was made in lieu of an immediate capital contribution to RGRI that otherwise would have been required for RGRI to maintain its minimum statutory policyholders’ surplus requirements in light of the remeasurement as of December 31, 2011 of uncertain tax positions related to the portfolio of REMIC residual interests. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the IRS matter. We can provide no assurance regarding the outcome of this IRS matter, which may take several years to resolve. As such, there remains significant uncertainty with regard to the amount and timing of any potential payments under the indemnity agreement described above.
We expect to meet the long-term liquidity needs of Radian Group with a combination of: (i) available cash and marketable securities; (ii) private or public issuances of debt or equity securities, which we may not be able to do on favorable terms, if at all; (iii) cash received under expense-sharing arrangements with our subsidiaries; and (iv) dividends from our subsidiaries, including Clayton, to the extent available. In light of the proposed PMIERs, which do not provide Radian Guaranty with any credit for its investment in Radian Asset Assurance, we are actively pursuing alternatives to monetize Radian Asset Assurance, including a potential sale of the business, and we are also exploring other alternatives to utilize the capital at Radian Asset Assurance in a manner that provides credit for Radian Asset Assurance under the PMIERs. We are also exploring alternatives that do not involve Radian Asset Assurance, including external reinsurance, in order to reach full compliance with the final form of the PMIERs Financial Requirements within the applicable transition period. Based on our current calculation of Radian Guaranty’s capital shortfall under the proposed PMIERs, we currently expect that Radian Guaranty’s compliance with the PMIERs Financial Requirements will depend, among other things, on Radian Group contributing a substantial portion of its cash and investments to Radian Guaranty within the applicable transition period. While we can provide no assurance that our efforts will be successful, to the extent the alternative measures we are exploring are successful, Radian Group ultimately may need to contribute a lesser amount to Radian Guaranty to satisfy the PMIERs Financial Requirements within the applicable transition period.
We regularly evaluate opportunities, based on market conditions, to finance our operations by accessing the capital markets or other types of indebtedness with institutional lenders, and consider various measures to improve our capital and liquidity position, as well as our debt maturity profile. In the past, we have repurchased and exchanged, prior to maturity, some of our outstanding debt, and in the future, we may, from time to time, seek to redeem, repurchase or exchange for other securities, some or all of our outstanding debt, prior to maturity, in the open market, through private transactions, pursuant to one or more tender offers, or through any combination of the foregoing, as circumstances may allow. The timing or amount of any potential transactions, which may or may not occur, will depend on a number of factors, including market opportunities and our capital and liquidity needs. We may seek to refinance all or a portion of our long-term debt, but we may not be able to do on favorable terms, if at all.
Mortgage Insurance
As of September 30, 2014, our mortgage insurance segment maintained claims paying resources of $2.9 billion, which consists of contingency reserves, statutory policyholders’ surplus (excluding the statutory surplus of Radian Asset Assurance), Unearned Premium Reserves and loss reserves.

The principal demands for liquidity in our mortgage insurance business include the payment of claims and potential claim settlement transactions, operating expenses (including those allocated from Radian Group) and taxes. The principal sources of liquidity in our mortgage insurance business currently include insurance premiums, net investment income, capital contributions from Radian Group, and dividends from Radian Asset Assurance. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a substantial portion of the funds necessary to satisfy their claim payments, operating expenses and taxes for the foreseeable future. We believe that we have the ability to fund any operating cash flow shortfall from sales and maturities of marketable securities in our investment portfolio maintained at our operating companies. In the event that we are unable to fund excess claim payments and operating expenses through the sale of these marketable securities and from maturing fixed-income investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid marketable securities held by our operating companies.
The amount, if any, and timing of Radian Asset Assurance’s dividend paying capacity will depend, in part, on the performance of our insured financial guaranty portfolio, including the establishment of, or change in, statutory reserves, as well as the amount we may pay to commute transactions. If the exposure in our financial guaranty business is reduced on an accelerated basis through the recapture or settlement of business from the primary customers in our financial guaranty reinsurance business or otherwise, we may have the ability to pay dividends to our mortgage insurance business more quickly and in a greater amount. However, if the performance of our financial guaranty portfolio deteriorates materially, Radian Asset Assurance may have limited or have no capacity to pay dividends to Radian Guaranty. In the event of a default giving rise to a claim payment obligation in our financial guaranty business, the statutory policyholders’ surplus of Radian Asset Assurance (and consequently Radian Guaranty) would be reduced in an amount equal to the present value of our expected future net claim liability (net of taxes) for such transactions. Any significant reduction in statutory policyholders’ surplus could also reduce Radian Asset Assurance’s capacity to pay dividends to Radian Guaranty and Radian Asset Assurance could be restricted from paying dividends altogether without prior approval from the NYSDFS. See Business Conditions—Capital and Liquidity in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding Radian Asset Assurance’s payment of a $150 million Extraordinary Dividend to Radian Guaranty in July 2014, following approval from the NYSDFS. Given the significant level of capital still remaining at Radian Asset Assurance, we currently expect to request approval for an additional Extraordinary Dividend in 2015, but there can be no assurance that the NYSDFS will grant future requests for Extraordinary Dividends, and if granted, that they will not be subject to material conditions. Absent any further NYSDFS approval for an Extraordinary Dividend, Radian Asset Assurance expects to have the capacity to pay an ordinary dividend to Radian Guaranty of approximately $26.5 million in 2015.
Freddie Mac Agreement
In connection with the closing under the Freddie Mac Agreement, Radian Guaranty deposited $205 million of investment securities into a collateral account. This account remains on our condensed consolidated balance sheets due to the rights that Radian Guaranty has with respect to those funds. From the time the collateral account was established through September 30, 2014, approximately $38 million of additional Loss Mitigation Activity had become final in accordance with the Freddie Mac Agreement and approximately $118 million of submitted claims had been rescinded, denied, curtailed or cancelled, but were not yet considered final in accordance with the Freddie Mac Agreement. If the BofA Settlement Agreement had been implemented as of September 30, 2014, these amounts would have been approximately $106 million and $32 million, respectively. Subject to certain conditions in the Freddie Mac Agreement, amounts in the collateral account may be released to Radian Guaranty from Freddie Mac over time to the extent that Loss Mitigation Activity becomes final in accordance with the terms of the Freddie Mac Agreement. If the amount of Loss Mitigation Activity that becomes final in accordance with the Freddie Mac Agreement after the collateral account was established is less than $205 million prior to the termination of the Freddie Mac Agreement, then any shortfall will be paid to Freddie Mac from the funds in the collateral account.

Financial Guaranty
As of September 30, 2014, Radian Asset Assurance maintained claims paying resources of $1.4 billion, which included $1.0 billion of statutory policyholders’ surplus, plus contingency reserves, Unearned Premium Reserves, the present value of installment premiums and loss and LAE reserves. See Business Conditions—Capital and Liquidity in Note 1 and Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding Radian Asset Assurance’s July 2014 payment to Radian Guaranty of a $150 million Extraordinary Dividend. Given the significant level of capital still remaining at Radian Asset Assurance, we currently expect to request approval for an additional Extraordinary Dividend in 2015, but there can be no assurance that the NYSDFS will grant future requests for Extraordinary Dividends, and if granted, that they will not be subject to material conditions. Absent any further NYSDFS approval for an Extraordinary Dividend, Radian Asset Assurance expects to have the capacity to pay an ordinary dividend to Radian Guaranty of approximately $26.5 million in 2015.
The principal demands for liquidity in our financial guaranty business include the payment of operating expenses (including those allocated from Radian Group), claim and commutation payments, taxes and dividends to Radian Guaranty.
Radian Asset Assurance could be required under certain circumstances to pay a TruPs Liquidity Claim. The current termination dates of these CDS contracts occur in 2018 or 2019, but will automatically extend for additional one-year periods (but no later than the maturity date of the TruPs CDOs) unless the counterparty elects not to extend the termination date. If Radian Asset Assurance were required to pay a TruPs Liquidity Claim, the counterparty would be obligated under the CDS to pay Radian Asset Assurance cash periodically in an amount equal to any future amounts paid in respect of principal and interest on the insured TruPs bond. We do not currently expect a TruPs Liquidity Claim to occur. At September 30, 2014, the net par outstanding of the insured TruPs bonds that are potentially subject to a TruPs Liquidity Claim was $316.6 million and had a weighted average rating of BBB-.
In addition, Radian Asset Assurance continues to have similar TruPs Liquidity Claim exposure in relation to four additional TruPs CDO transactions pursuant to Radian Asset Assurance’s rights in the associated LPV. CDS transactions entered into by the LPV related to these TruPs CDOs include provisions that provide the LPV’s counterparty with substantially the same economic rights upon the occurrence of circumstances where a TruPs Liquidity Claim would have been payable by Radian Asset Assurance under certain terminated transactions. Although Radian Asset Assurance does not have the obligation to pay a TruPs Liquidity Claim on these TruPs CDOs, if one of the circumstances were to occur or would be expected to occur that would require the LPV to pay the economic equivalent of such a claim, Radian Asset Assurance’s future projected and actual salvage recovery from the LPV, which was approximately $79.5 million as of September 30, 2014, may be materially reduced or eliminated.
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
Mortgage and Real Estate Services
As of September 30, 2014, our mortgage and real estate services segment maintained cash and cash equivalents totaling $15.5 million, which included restricted cash of $4.9 million.
The principal demands for liquidity in our mortgage and real estate services business include the payment of employee compensation and other operating expenses (including those allocated from Radian Group), interest payments related to the Senior Notes due 2019, taxes, and dividends to Radian Group. The principal sources of liquidity in our mortgage and real estate services business are cash generated by operations and, to the extent necessary, capital contributions from Radian Group.
Liquidity levels may fluctuate depending on the levels and contractual timing of our invoicing and the payment practices of our clients, in combination with the timing of our payments for employee compensation and to external vendors. The amount, if any, and timing of the mortgage and real estate services segment’s dividend paying capacity will depend primarily on the amount of excess cash flow generated by the segment.

We believe that the cash flows generated by our operations will provide the funds necessary to satisfy the mortgage and real estate services segment’s needs for the foreseeable future. However, the segment’s activities are primarily driven by transaction volume, which is subject to fluctuation due to market conditions and depends on maintaining successful client relationships. Dividend payments to Radian Group would be adversely impacted and funding support may be required for the mortgage and real estate services segment if unanticipated events and circumstances were to result in lower earnings or cash flow than expected. In the event the cash flow from operations of the mortgage and real estate services business is not adequate to fund all of its needs, Radian Group may choose to advance additional funds in the form of a capital contribution or an intercompany note.
Reconciliation of Consolidated Net Income (Loss) to Cash Used in Operations
The following table reconciles consolidated net income (loss) to cash flows used in operations for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Net income (loss)	$531,182	$(233,354)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net (gains) losses on investments and other financial instruments, change in fair value of derivatives and net impairment losses recognized in earnings	(230,525)	216,833
Net payments related to derivative contracts and VIE debt (1)	(2,643)	(13,682)
Equity in loss (earnings) of affiliates	13	(1)
Net cash received (paid) for commutations, terminations, and recaptures (1)	1,105	(307,067)
Commutation-related charges	—	5,300
Deferred tax benefit	(2,320)	(27,378)
Depreciation and amortization, net	47,132	58,865
Change in:
Unearned premiums	27,871	113,005
Deferred policy acquisition costs	6,786	16,441
Reinsurance recoverables	22,940	31,944
Reserve for losses and LAE	(565,655)	(506,790)
Other assets	21,465	18,560
Other liabilities	(80,621)	59,682
Cash flows used in operations	$(223,270)	$(567,642)
_____________

(1)	Cash item.
Cash flows used in operating activities decreased for 2014 compared to 2013, primarily as a result of a decrease in cash paid for commutations, terminations and recaptures.
Stockholders’ Equity
Stockholders’ equity was $1.7 billion at September 30, 2014, compared to $0.9 billion at December 31, 2013. The increase in stockholders’ equity resulted primarily from our net income of $531.2 million for 2014 and an increase in additional paid-in capital that resulted from the $247.2 million in net proceeds received in connection with our issuance of 17.825 million shares of our common stock in May 2014.

Ratings
Radian Group and our principal insurance subsidiaries have been assigned the ratings set forth in the chart below. We believe that ratings often are considered by others in assessing our credit strength and the financial strength of our insurance subsidiaries.

	Moody’s (1)	S&P (2)
Radian Group	B3	B-
Radian Guaranty	Ba2	BB-
Radian Insurance	(3)	(3)
RMAI (4)	Ba2	BB-
Radian Asset Assurance	Ba1	B+
___________________

(1)	Moody’s outlook for Radian Group and all our rated mortgage insurance subsidiaries is currently Positive. Moody’s outlook for Radian Asset Assurance is currently Negative.

(2)	S&P’s outlook for Radian Group and Radian Guaranty is currently Positive. The outlook for all other subsidiaries is currently Stable.

(3)	Not currently rated.

(4)	Currently, RMAI is not writing new business and has no RIF.
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
Mortgage Insurance
In the mortgage insurance segment, the default and claim cycle begins with the receipt of a default notice from the servicer. Reserves for losses are established upon receipt of notification by servicers that a borrower has missed two monthly payments, which is when we consider a loan to be in default for financial statement and internal tracking purposes. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We maintain an extensive database of claim payment history and use models based on a variety of loan characteristics to determine the likelihood that a default will reach claim status. During the third quarter of 2014, we continued to refine our loss reserving techniques and developed additional segmentations, primarily based on a loan’s Time in Default and its current Stage of Default, in assessing the likelihood that a default will result in a claim. Previously, we gave greater weight to other loan characteristics, including the status of the loan as reported by its servicer, as defined by the number of missed payments, and the type of loan product. Our process includes forecasting the impact of our loss mitigation efforts in protecting us against fraud, underwriting negligence, breach of representation and warranties, inadequate documentation of submitted claims and other items that may give rise to insurance rescissions or cancellations and claim denials, to help determine the Default to Claim Rate. Lastly, we project the Claim Severity, which is also impacted by Loss Mitigation Activity associated with claim curtailments due to servicer noncompliance with our insurance policies and servicing guidelines. When there is a claim under primary mortgage insurance, the coverage percentage is applied to the claim amount, which consists of the unpaid loan principal, plus past due interest (for which our liability is contractually capped at a maximum of two years) and certain expenses associated with the default, to determine our maximum liability. Based on these estimates, we arrive at our estimate of loss reserves as of that time.
With respect to loans that are in default, considerable judgment is exercised as to the adequacy of reserve levels. Loss reserves are generally increased as defaulted loans age, because historically, as defaulted loans age, they have been more likely to result in foreclosure, and therefore, have been more likely to result in a claim payment. In the past, as the number of missed payments increased, there was generally more certainty regarding these estimates. However, in the current environment in which many foreclosures have been delayed or not yet pursued, significant uncertainty remains with respect to the ultimate resolution of aged defaults. This uncertainty requires management to use considerable judgment in estimating the rate at which these loans will result in claims. Once a default is considered to have reached Foreclosure Stage, the likelihood that the default will reach claim status increases. Once a claim is submitted, reserves are further increased to reflect the fact that the default has moved closer to resulting in a claim payment. If a default cures, the reserve for that loan is removed from the reserve for losses and LAE.
We also establish reserves for defaults that we estimate have been incurred but have not been reported to us on a timely basis by the servicer, as well as for previously rescinded policies and denied claims that we estimate will be reinstated and subsequently paid. We generally give the policyholder up to 90 days to challenge our decision to rescind coverage before we consider a policy to be rescinded and remove it from our defaulted inventory; therefore, we currently expect only a limited percentage of policies that were rescinded to be reinstated. We currently expect a significant percentage of claims that were denied to be resubmitted as a perfected claim and ultimately paid. Most often, a claim denial is the result of a servicer’s inability to provide the loan origination file or other servicing documents for review. Under the terms of our master insurance policy with our lending customers, our policyholders have up to one year after the acquisition of borrower’s title to provide to us the necessary documents to perfect a claim. All estimates are periodically reviewed and adjustments are made as they become necessary.

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
For purposes of reserve modeling, loans are aggregated into groups using a variety of factors. The attributes currently used to define the groups for purposes of developing various assumptions include, but are not limited to, the Stage of Default, the Time in Default, product type (i.e., Prime, Alt-A or Subprime), type of insurance (i.e., primary or pool), loss position (i.e., with or without a deductible) and the state where the property is located (segregated into three state groups in order to adjust for differences in foreclosure timing). We use an actuarial projection methodology referred to as a “roll rate” analysis that uses historical claim frequency information to determine the projected ultimate Default to Claim Rates based on the Stage of Default and Time in Default. The Default to Claim Rate also includes our estimates with respect to expected insurance rescissions and claim denials, which have the effect of reducing our Default to Claim Rates.
Since 2009, we have experienced an elevated level of insurance rescissions and claim denials for various reasons, including, without limitation, underwriting negligence, fraudulent applications and appraisals, breach of representations and warranties and inadequate documentation, primarily related to our Legacy Portfolio. Although we expect the amount of estimated rescissions and denials embedded within our reserve analysis to remain elevated as compared to levels before 2009, we expect them to continue to decrease over time, as the defaults related to our Legacy Portfolio decline as a proportion of our total default portfolio and as we realize the results through actual rescissions and denials, or the commutations of insured loans. In addition, with respect to claims decisions on Future Legacy Loans covered under the BofA Settlement Agreement, Radian Guaranty has agreed, subject to certain limited exceptions and conditions, that it will not effect any coverage rescissions, claim denials or curtailments. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about the BofA Settlement Agreement.
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
Our aggregate weighted average Default to Claim Rate assumption (net of denials and rescissions) used in estimating our primary reserve for losses was 53% at September 30, 2014, compared to 50% at December 31, 2013. We develop our Default to Claim Rate estimates on defaulted loans based on the Stage of Default and Time in Default of the underlying defaulted loans, as measured by the progress toward foreclosure sale and the number of months in default. As of September 30, 2014, our aggregate weighted average Default to Claim Rate estimate on our primary portfolio, net of estimated future denials and rescissions and excluding pending claims, was 47%. Our estimates of gross Default to Claim rates on our primary portfolio ranged from 17% for new defaults to 81% for Foreclosure Stage Defaults. Our estimate of expected insurance rescissions and claim denials (net of expected reinstatements) embedded in our Default to Claim Rate is generally based on our experience over the past year, with consideration given for differences in characteristics between those rescinded policies and denied claims and the loans remaining in our defaulted inventory, as well as the impact of the BofA Settlement Agreement.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our insurance policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. Since 2011, claim curtailments have increased both in frequency and in size, which has contributed to a reduction in the severity of our claim payments during this period. While we cannot give assurance regarding the extent or level at which such claim curtailments will continue, we expect the level of claim curtailments to remain elevated compared to historical levels, in light of well publicized issues in the servicing industry and our existing Legacy Portfolio of aged defaults, with the exception of claims that may be affected by the BofA Settlement Agreement.

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
Generally, we estimate our claim liability related to the potential future reinstatement of previously denied claims and rescinded policies by estimating an initial gross reinstatement rate at the time of denial or rescission, which then declines over a 12- or 24-month time frame based on our expectation that there is a reduced likelihood that a reinstatement will occur as time passes from our initial decision regarding a denial or rescission. As of September 30, 2014, for previously denied claims, this initial gross reinstatement assumption begins at 60% and declines to 0% after 12 months, while for previously rescinded policies, the initial assumed reinstatement rate begins at 20% and declines to 0% after 24 months. Our IBNR reserve estimate also includes the projected potential impact from future estimated rescissions on reinstated denials. At any particular point in time, our IBNR reserve estimate with respect to previously rescinded policies or denied claims is affected not only by our initial reinstatement assumption, but also by the length of time since the denial or rescission, our estimated likelihood of such reinstatements resulting in a paid claim, the expected claim curtailments on such paid claims, as well as the potential outcome of any discussions with our lender and servicer customers regarding such rescissions or denials. In addition, as of September 30, 2014, our IBNR reserve estimate also incorporates an overturn assumption for amounts curtailed on previously paid claims.
Unless a liability associated with such activities or discussions becomes probable and can be reasonably estimated, we consider our claim payments and our rescissions, denials and curtailments to be resolved for financial reporting purposes. Under the accounting standard regarding contingencies, an estimated loss is accrued only if we determine that the loss is probable and can be reasonably estimated. For populations of disputed rescissions, denials and curtailments where we determine that a settlement is probable and that a loss can be reasonably estimated, we reflect our best estimate of the expected loss related to the populations under discussion in our financial statements, primarily as a component of our IBNR reserve. While our reserves include our best estimate of such losses, the outcome of the discussions or potential legal proceedings that could ensue is uncertain, and it is reasonably possible that a loss exists in excess of the amount accrued.
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
We considered the sensitivity of our loss reserve estimates at September 30, 2014 by assessing the potential changes resulting from a parallel shift in severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point change in primary Claim Severity (which we estimate to be 103% of our risk exposure at September 30, 2014), we estimated that our loss reserves would change by approximately $12 million at September 30, 2014. For every one percentage point change in our primary net Default to Claim Rate (which we estimate to be approximately 53% at September 30, 2014), we estimated an approximately $23 million change in our loss reserves at September 30, 2014.

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
For our mortgage insurance business, we group our mortgage insurance products into two categories: First-lien and Second-lien. To assess the need for a PDR on our First-lien insurance portfolio, we develop loss projections based on modeled loan defaults related to our current RIF. This projection is based on recent trends in default experience, severity and rates of defaulted loans moving to claim (such Default to Claim Rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid. As of September 30, 2014, our modeled loan default projections for our First-lien insured portfolio assume that the rate at which current loans will default has improved and will gradually return to normal historical levels over approximately the next two years.
For our First-lien insurance business, because the combination of the net present value of expected premiums and previously established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a First-lien PDR was not required as of September 30, 2014 or December 31, 2013. Assuming all other factors remained constant, if our assumed paid claim rate increased from approximately 6.3% to approximately 11.9%, we would be required to establish a PDR.
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
For our financial guaranty business, to determine whether a premium deficiency charge is necessary, we compare projected earned premiums and investment income to projected future losses, LAE, unamortized deferred acquisition costs and maintenance costs. If the sum of the costs exceeds the amount of the revenues, the excess is first charged against deferred acquisition costs and is referred to as a premium deficiency charge. For our financial guaranty business, no PDR was required as of September 30, 2014 or December 31, 2013.
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
At September 30, 2014, our total Level III assets were approximately 3.9% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.

Available for sale securities, trading securities, VIE debt, derivative instruments and certain other assets are recorded at fair value as described in Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements. All derivative instruments and contracts are recognized in our condensed consolidated balance sheets as either derivative assets or derivative liabilities. All changes in fair value of trading securities, VIE debt, derivative instruments and certain other assets are included in our condensed consolidated statements of operations. All changes in the fair value of available for sale securities are recorded in AOCI.
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
Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change primarily for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default; and (2) 86% of the aggregate net par outstanding of our corporate CDO transactions (as of September 30, 2014) provide our counterparties with an additional right to terminate these transactions that is currently exercisable at any time. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums based on our estimate of the probability of our counterparties exercising this termination right and the impact it would have on the remaining expected lifetime premium. We also cap the total estimated fair value of the contracts subject to termination such that none of these contracts are in a derivative asset position. As of September 30, 2014, none of the aggregate net par outstanding of our corporate CDO transactions was capped in this manner. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.
Determining the Fair Premium Amount—For each corporate CDO transaction, we perform three principal steps in determining the fair premium amount:

•	first, we define a tranche on the CDX index that equates to the risk profile of our specific transaction (we refer to this tranche as an “equivalent-risk tranche”);

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

Defining the Equivalent-Risk Tranche—Direct observations of fair premium amounts for our transactions are not available because these transactions cannot be traded or transferred pursuant to their terms and there is currently no active market for these transactions. However, CDS on tranches of the CDX index are widely traded and observable and provide relevant market data for determining the fair premium amount of our transactions, as described more fully below.
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
For each referenced corporate entity in our corporate CDO transactions, the CDS spreads associated with the term of our transactions (“credit curve”) defines the estimated expected loss for each entity (as applied in a market standard approach known as “risk neutral” modeling). The credit curves on individual referenced entities are generally observable. The expected cumulative loss for the portfolio of referenced entities associated with each of our transactions is the sum of the expected losses of these individual referenced entities. With respect to the correlation of losses across the underlying reference entities, two obligors belonging to the same industry or located in the same geographical region are assumed to have a higher probability of defaulting together (i.e., they are more correlated). An increase in the correlations between the referenced entities generally causes a higher expected loss for the portfolio associated with our transactions. The estimated correlation factors that we use are derived internally based on observable third-party inputs from historical data.
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
The reduction in our fair premium amount related to our non-performance risk is determined based on our estimate of the minimum fair premium that a market participant would require to assume the risks of our obligations. Approximately 7% of our corporate CDO contracts as of September 30, 2014 are subject to this minimum fair premium. Our non-performance risk adjustment currently results in a material reduction of our typical fair premium amounts, which in turn has a positive impact on the fair value of these derivatives.
Non-Corporate CDOs and Other Derivative Transactions
Our non-corporate CDO transactions include our guaranty of TruPs CDOs, a CDO of CMBS and CDOs backed by other asset classes such as: (i) municipal securities; (ii) synthetic financial guarantees of ABS; and (iii) project finance transactions. The fair value of our non-corporate CDOs and other derivative transactions is calculated as the difference between the present value of the expected future contractual premiums and our estimate of the fair premium amount for these transactions. The present value of expected future contractual premiums is determined based on the methodology described above for corporate CDOs. As of September 30, 2014, 93% of the aggregate net par outstanding of our non-corporate CDO contracts provide our counterparties with a right to terminate these transactions that is exercisable at any time. We also cap the total estimated fair value of the contracts subject to termination such that none of these contracts are in a derivative asset position. As of September 30, 2014, 15% of the aggregate net par outstanding of our non-corporate CDO transactions was capped in this manner. In all other instances, we utilize internal models to estimate the fair premium amount as described below. These credit derivatives are categorized in Level III of the fair value hierarchy.
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
With respect to four insured TruPs transactions, our counterparties may require that we pay a TruPs Liquidity Claim for the outstanding par amount on the underlying TruPs bonds. For these transactions, an additional fair value adjustment is made. To calculate this adjustment, a probability that we will be required to pay a TruPs Liquidity Claim is assigned based on our internal cash flow projections. A discounted cash flow valuation is also performed for this scenario where we are required to pay a TruPs Liquidity Claim. The fair value is set equal to the probability weighted average of the valuations from two scenarios: one in which our counterparty pays a TruPs Liquidity Claim and one in which the claim is not paid.
In the second quarter of 2012, we agreed with one of our derivative counterparties (the “Terminated TruPs Counterparty”) to commute our credit protection on six of our directly insured TruPs CDO transactions. A significant portion of the amount paid in consideration for these commutations was deposited with an LPV (considered a VIE in accordance with the accounting guidance regarding VIEs). These funds were segregated to cover the Counterparty’s potential future losses on the Terminated TruPs Bonds through a CDS entered into by the LPV with the Terminated TruPs Counterparty. The CDS terminates concurrently with the Terminated TruPs Bonds for which we had provided credit protection, and provides for payment to the Terminated TruPs Counterparty substantially in accordance with the terms of our original CDS protection for the Terminated TruPs Bonds. In addition, pursuant to an agreement with the Terminated TruPs Counterparty, if any LPV Capital amount is remaining following the maturity of the CDS, Radian Asset Assurance is entitled to these remaining funds.

We consolidate this VIE and record the VIE’s assets and liabilities at fair value. To determine fair value for the VIE liabilities, we use a discounted cash flow valuation approach that captures the credit characteristics of each transaction. We estimate projected claims based on our internal credit analysis, which is based on the current performance of each underlying reference obligation.
CDO of CMBS—The fair premium amounts for our CDO of CMBS transactions for a typical market participant are derived first by observing the spreads of the CMBX indices that match the underlying reference obligations of our transactions. A mezzanine tranche, which represents our insured tranche, is then priced through a standard CDO model. The CMBX indices represent standardized lists of CMBS reference obligations. A different CMBX index exists for different types of underlying referenced obligations based on vintages and credit rating. For each of our CDO of CMBS transactions, we use the CMBX index that most directly correlates to our transaction with respect to vintage and credit rating. Because the observable CMBS indices do not have a similar mezzanine tranche, we use an internal CDO pricing model in order to adjust fair value for this structural feature. A standard CDO pricing model was calibrated to establish the market pricing at inception. This CDO pricing model is then applied to the current valuation period to derive the fair premium for the mezzanine tranche. The typical fair premium amount represents the estimated fair value of the expected future fair premiums determined by using a discount rate equal to the CDS spread of a typical market participant plus a risk-free rate.
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
Assumed Financial Guaranty Credit Derivatives
In making our determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the Primaries of the underlying credits, including the Primaries’ fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of September 30, 2014 is based on the most recent available financial information, which is reported on a quarterly lag. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by the Primaries from market data sources published by third parties (e.g., dealer spread tables for collateral similar to assets within the transactions being valued), as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the Primaries’ valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for non-performance risk. The Primaries’ models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the Primaries’ valuations by: (1) reviewing the Primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) analyzing and discussing the changes in fair value with the Primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the Primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.

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
The assets and VIE debt related to these transactions are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from these transactions is $100.9 million; however, we do not currently expect to pay any claims related to these two VIEs. At September 30, 2014, we recorded $88.1 million of other assets, $88.0 million of VIE debt and $0.1 million of other liabilities associated with these two VIEs.
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
When evaluating whether we are the primary beneficiary of a VIE, we determine which activities most significantly impact the economic performance of the VIE. As part of our qualitative analysis, we consider whether we have any contractual rights that would allow us to direct those activities. As of September 30, 2014, we are the primary beneficiary of our NIMS transaction and certain financial guaranty structured finance transactions. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer or, in some cases, the right to direct the sale of the VIE assets. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value.
Investments
We group assets in our investment portfolio into one of three main categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investments in securities not classified as held to maturity or trading securities are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as AOCI. Investments classified as trading securities are reported at fair value, with unrealized gains and losses reported as a separate component of income. Short-term investments consist of money market instruments, certificates of deposit and highly liquid, interest-bearing instruments with an original maturity of three months or less at the time of purchase. Amortization of premium and accretion of discount are calculated principally using the interest method over the term of the investment. Realized gains and losses on investments are recognized using the specific identification method.

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
We record an other-than-temporary impairment adjustment on a security if we intend to sell the impaired security, if it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis, or if the present value of cash flows we expect to collect is less than the amortized cost basis of the security. If a sale is likely, the security is classified as other-than-temporarily impaired and the full amount of the impairment is recognized as a loss in the statement of operations. Otherwise, losses on securities that are other-than-temporarily impaired are separated into: (i) the portion of loss that represents the credit loss; and (ii) the portion that is due to other factors. The credit loss portion is recognized as a loss in the statement of operations, while the loss due to other factors is recognized in AOCI, net of taxes. A credit loss is determined to exist if the present value of discounted cash flows expected to be collected from the security is less than the cost basis of the security. The present value of discounted cash flows is determined using the original yield of the security. In evaluating whether a decline in value is other-than-temporary, we consider several factors in addition to the above, including, but not limited to, the following:

•	the extent and the duration of the decline in value;

•	the reasons for the decline in value (e.g., credit event, interest related or market fluctuations); and

•	the financial position, access to capital and near term prospects of the issuer, including the current and future impact of any specific events.
Income Taxes
We provide for income taxes in accordance with the provisions of the accounting standard regarding accounting for income taxes. As required under this standard, our DTAs and DTLs are recognized under the balance sheet method, which recognizes the future tax effect of temporary differences between the amounts recorded in our condensed consolidated financial statements and the tax bases of these amounts. DTAs and DTLs are measured using the enacted tax rates expected to apply to taxable income in the periods in which the DTA or DTL is expected to be realized or settled.
We are required to establish a valuation allowance against our DTA when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance. Our assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our DTA will be realized in future periods. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. In making this assessment, the primary negative evidence that we considered was our cumulative losses in recent years and the continued uncertainty regarding our future results. We also considered positive evidence when assessing the need for a valuation allowance, such as future reversals of existing taxable temporary differences, future projections of taxable income, taxable income within the applicable carryback periods and potential tax planning strategies. In assessing our need for a valuation allowance, the weight assigned to the effect of both negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses, as we have experienced. We will continue to assess the need to maintain a valuation allowance against our net DTAs at each reporting date. Recognition of our DTAs may be based on the continued improvement in operating results and increased certainty regarding our projected incurred losses, and our ability to sustain profitability over an appropriate time period in amounts that are sufficient to support a conclusion that it is more likely than not that all or a portion of our DTAs will be realized. Based on the continued improvement of our operating results, we expect to meet these criteria in 2015 or possibly earlier, which would require the reversal of all or a substantial portion of our valuation allowance.
Our provision for income taxes for interim financial periods is based on an estimate of our annual effective tax rate for the full year of 2014. When estimating our full year 2014 effective tax rate, we adjust our forecasted pre-tax income for gains and losses on our derivative transactions and investments, changes in the accounting for uncertainty in income taxes, changes in our beginning of year valuation allowance, and other adjustments. The impact of these items are accounted for discretely at the federal applicable tax rate. During 2013, given the impact on our pre-tax results of net gains or losses resulting from our derivative transactions and our investment portfolio, and the continued uncertainty regarding our ability to rely on certain short-term financial projections, which directly affected our ability to estimate an effective tax rate for the full year, we recorded our interim period income tax provision (benefit) based on actual results of operations.

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
Recent Accounting Pronouncements
In July 2013, the FASB issued an update to the accounting standard regarding income taxes. This update provides guidance concerning the balance sheet presentation of an unrecognized tax benefit when a Carryforward is available. This accounting standard requires an entity to present its DTAs for the Carryforwards net of its liability related to unrecognized tax benefits. A gross presentation will be required when the Carryforwards are not available under the tax law of the applicable jurisdiction or when the Carryforwards would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. This update is effective for fiscal years and interim periods within such years beginning after December 15, 2013. We adopted this update in the first quarter of 2014. As a result of our implementation of this new FASB guidance, our September 30, 2014 condensed consolidated balance sheet reflects a full valuation allowance against our DTAs because our remaining DTA was reduced by the reclassification of our liability for unrecognized tax benefits during the first quarter. The adoption of this update did not affect the recognition or measurement of uncertain tax positions and did not have a significant impact on our consolidated financial statements or disclosures. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
In April 2014, the FASB issued an update regarding reporting discontinued operations and disclosures of disposals of components of an entity. This update changes the requirements for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents (or would represent) a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (b) the component of an entity or group of components of an entity is disposed of by sale; or, (c) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). The amendments in this update require expanded disclosures about discontinued operations. The provisions of this update are effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We are currently evaluating the impact of this update, if any.

In May 2014, the FASB issued an update to the accounting standard regarding revenue recognition. This update is intended to provide a consistent approach in recognizing revenue. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. While this update does not change revenue recognition principles related to our insurance and derivative products, this update may be applicable to revenues from our new mortgage and real estate services segment, which has been included in our condensed consolidated statements of operations beginning with the third quarter of 2014. The provisions of this update are effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of this update, if any.
In August 2014, the FASB issued an update regarding measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity. A reporting entity that consolidates a collateralized financing entity may elect to measure the financial assets and the financial liabilities of that collateralized financing entity using either the measurement alternative included in this update or the accounting standard regarding fair value measurement. When a reporting entity elects the measurement alternative included in this update, consolidated net income (loss) should reflect the reporting entity’s own economic interests in the collateralized financing entity, including (i) changes in the fair value of the beneficial interests retained by the reporting entity and (ii) beneficial interests that represent compensation for services. This update also clarifies that, when using the accounting standard regarding fair value measurement, (i) the fair value of the financial assets and liabilities of the consolidated entity should be measured using the accounting standard regarding fair value measurement and (ii) any differences in the fair value of the financial assets and liabilities of that consolidated entity should be reflected in earnings. This update is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. A reporting entity may apply the amendments in this update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. We are currently evaluating the impact of this update, if any.
As of the filing date of this report, there were no additional accounting pronouncements issued but not yet effective that are expected to have an impact on the Company’s consolidated financial statements.

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
Interest-Rate Risk
The primary market risk in our investment portfolio is interest-rate risk, namely the fair value sensitivity of a fixed-income security to changes in interest rates. We regularly analyze our exposure to interest-rate risk and have determined that the fair value of our interest-rate sensitive investment assets is materially exposed to changes in interest rates.
We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at both September 30, 2014 and December 31, 2013 was $5.0 billion, of which 94% was invested in fixed-income securities. We calculate duration of our fixed-income securities, expressed in years, in order to estimate interest-rate sensitivity of these securities. At September 30, 2014, a 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $172.4 million, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $185.8 million. At September 30, 2014, the average duration of the fixed-income portfolio was 3.5 years compared to 3.7 years at December 31, 2013, reflecting an increase in the percentage of short-term securities in the portfolio.
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
Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following tables present the pre-tax change in the fair value of our insured derivatives portfolio and our VIE debt as a result of instantaneous shifts in credit spreads, as well as our own credit default spread as of September 30, 2014. These changes were calculated using the valuation methods described in “Critical Accounting Policies—Fair Value of Financial Instruments” above, which also includes a discussion of the material limitations of such methods. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated—Impact of Radian Group’s Non-performance Risk on Consolidated Results.” Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following tables. Radian Group’s five-year CDS spread was 3.17% at September 30, 2014 and reflects the perceived risk that investors associate with us, which we are required to consider when determining our fair values; the CDS spread actually used in the valuation of specific fair value liabilities is typically based on the remaining term of the insured obligation. Non-performance risk is commonly measured by default probability, with a credit spread tightening indicating a lesser probability of default. Radian Group’s five-year CDS spread at September 30, 2014 implies a market view that there is a 22.6% probability that Radian Group will default in the next five years, as compared to a 22.9% implied probability of default at December 31, 2013.

Corporate CDOs ($ in millions)
Weighted average credit spread	0.25%
Fair value of net liabilities	$0.4
	Increase (Decrease) in Fair Value Net Liability based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group’s CDS spread	$6.0	$7.6	$9.3
0 basis points change in Radian Group’s CDS spread	(0.8)	—	0.9
50% widening of Radian Group’s CDS spread	(3.5)	(3.1)	(2.6)
_______________________

Non-Corporate CDO related (1) ($ in millions)
Weighted average credit spread	1.50%
Fair value of net liabilities	$122.6
	Increase (Decrease) in Fair Value Net Liability based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group’s CDS spread	$63.0	$90.3	$116.9
0 basis points change in Radian Group’s CDS spread	(18.0)	—	17.4
50% widening of Radian Group’s CDS spread	(30.6)	(14.0)	2.0
___________________

(1)	Includes TruPs, CDO of CMBS and other non-corporate CDOs and related VIEs.
Given the relatively high level of volatility in spreads, including our own CDS spread, for our derivative transactions and VIE debt, the sensitivities presented above are higher than our longer term historical experience. The range of a 50% tightening and widening was determined based on our current CDS spread and recent experience.
Foreign Exchange Rate Risk
As of September 30, 2014 and December 31, 2013 we did not hold any foreign currency denominated securities in our investment portfolio. Exchange gains and losses on foreign currency transactions from our foreign operations have not been material due to the limited amount of business performed in those locations. Currency risk is further limited because, in general, both the revenues and expenses of our foreign operations are denominated in the same functional currency, based on the country in which the operations occur.
Equity Market Price
At September 30, 2014, the market value and cost of the equity securities in our investment portfolio was $233.0 million and $161.3 million, respectively. Included in the market value and cost of our equity securities at September 30, 2014 was $88.4 million and $83.1 million, respectively, of securities classified as trading securities. At December 31, 2013, the market value and cost of the equity securities in our investment portfolio was $225.8 million and $164.9 million, respectively. Included in the market value and cost of our equity securities at December 31, 2013 was $90.6 million and $86.8 million, respectively, of securities classified as trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $23.3 million as of September 30, 2014.

Our results of operations include compensation expenses associated with cash-settled equity-based long-term incentive awards, primarily all of which were issued in 2011 and 2012 in the form of performance-based restricted stock unit awards that vest at the end of three-year performance periods. The awards granted in 2011 vested and were paid to grantees in June 2014. The compensation expense related to all of these awards is based on the estimated fair value of the liability, and is impacted by changes in our stock price and, to a lesser extent, other factors. The related liability is adjusted quarterly based on changes in our current stock price during the period and other factors that we utilize to estimate the ultimate payout of each award. For the nine months ended September 30, 2014 and 2013, changes in the estimated fair value of the liability for these equity-based long-term incentive awards were $6.4 million and $51.3 million, respectively, primarily due to changes in our stock price, which increased by $0.14 and $7.82, respectively, during the nine-month periods ended September 30, 2014 and September 30, 2013. The nine-month period ended September 30, 2014 was also impacted by the payment of the 2011 awards in June 2014, at a stock price that was in excess of the price at December 31, 2013.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2014, pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
We acquired Clayton on June 30, 2014, and it represented approximately 5.6% of our consolidated assets at September 30, 2014 and 13.7% of our consolidated revenues for the three-month period ended September 30, 2014. We are in the process of integrating Clayton’s operations, processes and internal controls. (See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding our acquisition of Clayton.) Although existing event driven controls were followed related to the business combination accounting for the acquisition of Clayton, due to the timing of the acquisition, the scope of our annual assessment of the effectiveness of internal control over financial reporting may not include Clayton. This exclusion would be in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.
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
On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken in the U.S. District Court for the Eastern District of Pennsylvania. On September 5, 2012, Radian Guaranty filed an amended complaint that sought a declaratory judgment that Radian Guaranty properly rescinded mortgage insurance coverage under its master insurance policy and delegated underwriting endorsement for certain home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process. On October 25, 2012, Quicken answered Radian Guaranty’s amended complaint and asserted counterclaims against Radian Guaranty for alleged breach of contract and bad faith. On November 19, 2012, Radian Guaranty moved to dismiss Quicken’s counterclaims. On October 28, 2013, the court granted Radian Guaranty’s motion to dismiss in part and denied it in part. The court ruled that Quicken could not pursue a tort theory of bad faith and that Quicken had not stated a basis to toll the statute of limitations for any claims arising after the lawsuit was filed. The court permitted Quicken’s remaining claims to proceed at this stage. The parties agreed by stipulation that there were 507 loans at issue in this case, representing an aggregate RIF of approximately $29 million. Effective August 15, 2014, Radian Guaranty and Quicken entered into the Settlement Agreement, pursuant to which the parties agreed to dismiss with prejudice all pending claims and counterclaims. Pursuant to the Settlement Agreement, each party also agreed to release the other with respect to all known and unknown claims that were or that could have been asserted in the litigation. As previously disclosed, based on developments in this litigation during the second quarter of 2014, we had accrued an amount equal to our best estimate of the probable loss related to the resolution of this matter. As a result, the Company was fully reserved for the settlement as of June 30, 2014 and the settlement had no impact on our results of operations for the third quarter of 2014.

We have been named as a defendant in a number of putative class action lawsuits alleging, among other things, that our captive reinsurance agreements violate RESPA. On December 9, 2011, an action titled Samp v. JPMorgan (the “JPMorgan Case”) was filed in the U.S. District Court for the Central District of California. The defendants were JPMorgan and several mortgage insurers, including Radian Guaranty. The plaintiffs purported to represent a class of borrowers whose loans allegedly were referred to mortgage insurers by JPMorgan in exchange for reinsurance agreements between the mortgage insurers and JPMorgan’s captive reinsurer. Plaintiffs asserted violations of RESPA. On October 4, 2012, Radian Guaranty filed a motion to dismiss on a number of grounds, and on May 7, 2013, the court granted the motion and dismissed the plaintiffs’ claims with prejudice. The court ruled that the plaintiffs could not state a claim against Radian Guaranty because it did not insure their loans, and, in addition, ruled that their claims were barred by the statute of limitations. On June 5, 2013, plaintiffs appealed these rulings to the U.S. Court of Appeals for the Ninth Circuit. On November 9, 2013, plaintiffs voluntarily dismissed their appeal.
Each of the cases described below are putative class actions (with alleged facts substantially similar to the facts alleged in the JPMorgan Case discussed above) in which Radian Guaranty has been named as a defendant and has insured at least one loan of one of the plaintiffs:

•
On December 30, 2011, a putative class action under RESPA titled White v. PNC Financial Services Group was filed in the U.S. District Court for the Eastern District of Pennsylvania. On September 29, 2012, plaintiffs filed an amended complaint. On November 26, 2012, Radian Guaranty filed a motion to dismiss the plaintiffs’ claims as barred by the statute of limitations. On June 20, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on July 5, 2013, reasserting a putative claim under RESPA on substantially the same allegations. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on July 22, 2013. The court denied Radian Guaranty’s motion on August 18, 2014, without prejudice to Radian Guaranty’s ability to raise the statute of limitations bar on a motion for summary judgment. On September 9, 2014, the court stayed this litigation, pending the outcome of an appeal filed by plaintiffs in Riddle v. Bank of America et. al. (another punitive class action under RESPA in which Radian Guaranty is not a party and referred to herein as the “Riddle Case”).

•
On January 13, 2012, a putative class action under RESPA titled Menichino, et al. v. Citibank, N.A., et al., was filed in the U.S. District Court for the Western District of Pennsylvania. Radian Guaranty was not named as a defendant in the original complaint. On December 4, 2012, plaintiffs amended their complaint to add Radian Guaranty as an additional defendant. On February 4, 2013, Radian Guaranty filed a motion to dismiss the claims against it as barred by the statute of limitations. On July 19, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on August 16, 2013, reasserting a putative claim under RESPA on substantially the same allegations. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on September 17, 2013. The court denied Radian Guaranty’s motion on February 4, 2014, without prejudice to Radian Guaranty’s ability to raise the statute of limitations bar on a motion for summary judgment. On March 26, 2014, the court stayed this litigation, pending the outcome of an appeal filed by plaintiffs in the Riddle Case.

•
On April 5, 2012, a putative class action under RESPA titled Manners, et al. v. Fifth Third Bank, et al. was filed in the U.S. District Court for the Western District of Pennsylvania. On November 28, 2012, Radian Guaranty moved to dismiss plaintiffs’ claims as barred by the statute of limitations. On July 19, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on August 16, 2013, reasserting a putative claim under RESPA on substantially the same allegations. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on September 17, 2013. The court denied Radian Guaranty’s motion on February 5, 2014, without prejudice to Radian Guaranty’s ability to raise the statute of limitations bar on a motion for summary judgment. On March 26, 2014, the court stayed this litigation, pending the outcome of an appeal filed by plaintiffs in the Riddle Case.

On October 15, 2014, the Court of Appeals issued its decision in the Riddle Case, affirming summary judgment against the plaintiffs on the basis that their RESPA claims were barred by the statute of limitations. With respect to each of the putative class actions discussed above, Radian intends to file a motion for judgment on the pleadings in light of the Court of Appeal’s decision in the Riddle Case.

With respect to the putative class action cases discussed above, Radian Guaranty believes that the claims are without merit and intends to vigorously defend itself against these claims. We are not able to estimate the reasonably possible loss or range of loss for these matters because the proceedings are still in a very preliminary stage and there is uncertainty as to the likelihood of a class being certified or the ultimate size of a class.
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
In addition to the private lawsuits discussed above, we and other mortgage insurers have been subject to inquiries from the Minnesota Department of Commerce and the Office of the Inspector General of HUD, requesting information relating to captive reinsurance. We have cooperated with these requests for information. The Dodd-Frank Act amended RESPA and transferred the authority to implement and enforce RESPA from HUD to the CFPB. In January 2012, we and other mortgage insurers received a request for information and documents from the CFPB relating to captive reinsurance arrangements, and in June 2012, we and other mortgage insurers received a Civil Investigative Demand from the CFPB as part of its investigation to determine whether mortgage lenders and private mortgage insurance providers engaged in acts or practices in violation of the Dodd-Frank Act, RESPA and the Consumer Financial Protection Act. On April 4, 2013, we reached a settlement with the CFPB, which was approved by the U.S. District Court for the Southern District of Florida on April 9, 2013. The settlement concludes the investigation with respect to Radian Guaranty without the CFPB making any findings of wrongdoing. As part of the settlement, Radian Guaranty agreed not to enter into new captive reinsurance arrangements for a period of ten years and to pay a civil penalty of $3.75 million. We have not entered into any new captive reinsurance arrangements since 2007. During the high-claim years that followed the most recent economic downturn, captive arrangements have proven to represent a critical component of our loss mitigation strategy, effectively serving as designed to protect our capital position during a period of stressed losses. As of September 30, 2014, we had received total cash reinsurance recoveries from these captive reinsurance arrangements of approximately $817 million.
In August 2013, Radian Guaranty and other mortgage insurers first received a draft Consent Order from the Minnesota Department of Commerce, containing proposed conditions and unspecified penalties, to resolve its outstanding inquiries related to captive reinsurance arrangements involving mortgage insurance in Minnesota. We continue to cooperate with the Minnesota Department of Commerce and are engaged in active discussions with them with respect to their inquiries, including the penalties they are seeking and various alternatives for resolving this matter. We cannot predict the outcome of this matter or whether additional actions or proceedings may be brought against us.
Through September 30, 2014, Radian Asset Assurance has received a series of claims totaling €12.4 million ($15.7 million) from one of its trade credit and surety ceding companies related to surety bonds for Spanish housing cooperative developments. The ceding company is still in the process of settling additional similar claims, so the ultimate amount the ceding company will claim is uncertain. Based on information we received from the ceding company and the advice of our legal advisors, we believe that these claims are subject to a number of defenses, including that the risk under these surety bonds was not eligible for cession to Radian Asset Assurance under the terms and conditions of the applicable reinsurance treaties. We have rejected all claims related to these surety bonds and because we do not believe a loss is probable, we have not recorded a liability with respect to any of these claims. In May 2014, the ceding company sent us a demand to arbitrate this dispute, to which we have replied. We have begun to prepare for this arbitration, for which formal arbitration proceedings could commence in 2015. Without giving any consideration to our defenses, we estimate the maximum aggregate potential liability for claims received and future claims related to these surety bonds to be €16.9 million ($21.3 million).

Item 1A. Risk Factors.
There have been no material changes to our risk factors as previously disclosed in our 2013 Form 10-K, except as set forth in “Part II. Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the Quarterly Periods ended March 31, 2014 and June 30, 2014, and as set forth below.
Radian Guaranty may be unable to comply with applicable GSE eligibility requirements, including the final PMIERs, which if adopted in their current proposed form, could negatively impact Radian Guaranty’s expected return on equity, decrease Radian Guaranty’s NIW, and subject Radian Guaranty to extensive and more stringent operational requirements.
In order to be eligible to insure loans purchased by the GSEs, mortgage insurers must meet the GSEs’ eligibility requirements. If we are unable to satisfy one or more of these requirements, Freddie Mac and/or Fannie Mae could restrict Radian Guaranty from conducting certain types of business with them or take actions that may include not purchasing loans insured by Radian Guaranty.
The current GSE eligibility requirements, which are in the process of being revised, impose financial and capital requirements as well as limitations on the type of risk that may be insured, standards for the diversification of risk, procedures for claims handling, standards for acceptable underwriting practices, and standards for certain reinsurance cessions, among other things. In addition, under the existing GSE eligibility requirements, in order to maintain the highest level of eligibility, mortgage insurers are required to maintain certain specified financial strength ratings from at least two of the rating agencies. Because Radian Guaranty does not meet the financial strength rating requirements specified in the GSEs’ existing eligibility guidelines, Radian Guaranty currently is operating as an eligible insurer under remediation plans with the GSEs that describe how we intend to achieve consistent levels of operating profitability and ultimately regain higher financial strength ratings for Radian Guaranty. We cannot be certain whether, or for how long, either of the GSEs will continue to allow Radian Guaranty to operate as an eligible insurer under our remediation plans.
The GSEs are in the process of revising their eligibility requirements for private mortgage insurers. On July 10, 2014, the FHFA released proposed PMIERs for public comment. The PMIERs, when finalized and adopted, will establish the revised requirements that the GSEs will impose on private mortgage insurers, including Radian Guaranty, to remain eligible insurers of mortgage loans purchased by the GSEs. The proposed PMIERs include the PMIERs Financial Requirements that are expected to replace the capital adequacy standards under the current GSE eligibility requirements. The proposed PMIERs Financial Requirements require a mortgage insurer’s Available Assets to meet or exceed its Minimum Required Assets, which is an amount that is calculated based on net RIF and a variety of measures designed to evaluate credit quality. Significantly for us, certain subsidiary capital, including Radian Guaranty’s capital that is attributable to its ownership of Radian Asset Assurance, is currently excluded from the definition of Available Assets under the proposed PMIERs.
The public comment period for the proposed PMIERs ended on September 8, 2014. The FHFA is currently reviewing and considering input before adopting the final PMIERs. All aspects of the final PMIERs are expected to become effective 180 days after their final publication. Approved mortgage insurers that fail to meet the PMIERs Financial Requirements when they become effective 180 days after their publication may operate under a transition plan during an extended transition period of up to two years from the final publication date and would continue to be eligible insurers during that period. Based on an estimated final publication date at the end of 2014, we expect Radian Guaranty to have a transition period through January 1, 2017 to comply with the PMIERs Financial Requirements. Assuming the PMIERs were implemented in their initially proposed form, we estimate that as of September 30, 2014, Radian Guaranty would have had Minimum Required Assets of $4.8 billion and Available Assets of $3.1 billion. After consideration of holding company cash balances of approximately $762 million as of September 30, 2014, Radian Guaranty’s estimated net shortfall in Available Assets would have been approximately $900 million as of September 30, 2014. We have derived these estimates independently and without verification from the GSEs. It is possible that the GSEs may apply the PMIERs differently than we have, which could change the size of our projected net shortfall in Available Assets. Based on the proposed PMIERs, we currently do not expect a need to raise external capital in order for Radian Guaranty to comply with the final PMIERs within the applicable transition period; however, this expectation assumes that we may contribute a substantial portion of our holding company cash and investments to Radian Guaranty, and also that we will be successful in: (1) monetizing Radian Asset Assurance, a direct subsidiary of Radian Guaranty, or otherwise utilizing a substantial amount of the capital in Radian Asset Assurance such that we are provided credit for such capital under the PMIERs; and/or (2) obtaining reinsurance for a portion of our mortgage insurance RIF in a manner that is compliant with the PMIERs. In the event we are unable to successfully execute these or similar transactions or strategies, or such transactions are not available on terms that are acceptable to us, we may be required or decide to seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.

The amount of credit or capital relief that may be required to comply with the PMIERs also may be impacted by the terms on which we are able to monetize Radian Asset Assurance or otherwise utilize the capital in Radian Asset Assurance in a manner that provides Radian Guaranty with credit or capital relief under the PMIERs, which we may not be able to do on favorable terms, if at all. Due to the dynamic nature of these pursuits, the range of factors that could impact negotiations regarding a potential sale or other transaction and the inherent uncertainty of the outcome of such matters, it is possible that any potential price we are able to realize with respect to the business could differ materially from the current carrying value of the related assets and liabilities reflected in our condensed consolidated financial statements as of September 30, 2014, which could have a material adverse impact on our financial condition and results of operations. The amount of capital or capital relief that may be required to comply with the PMIERs also may be impacted by: (1) the performance of our mortgage insurance business, including our level of defaults, the losses we incur on new or existing defaults and the amount and credit characteristics of new business we write, among other factors; and (2) changes in the final PMIERs Financial Requirements from their proposed form that impact the amount of Radian Guaranty’s Minimum Required Assets or its Available Assets.
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
Legislation and regulatory changes and interpretations could impact our business.
Our businesses are subject to or may be impacted by many federal and state lending, insurance and consumer laws and regulations and may be affected by changes in these laws and regulations. In particular, our businesses may be significantly impacted by the following:

•
Legislation or regulatory action impacting the charters or business practices of the GSEs. See “Because most of the mortgage loans that we insure are sold to Freddie Mac and Fannie Mae, changes in their charters or business practices could significantly impact our mortgage insurance business.” in our 2013 Form 10-K;

•	Legislative reform of the U.S. housing finance system;

•	Legislation and regulation impacting the FHA and its competitive position versus private mortgage insurers. See “Our mortgage insurance business faces intense competition.” in our 2013 Form 10-K;

•
State insurance laws and regulations that address, among other items, licensing of companies to transact business, claims handling, reinsurance requirements, premium rates, policy forms offered to customers and requirements for Risk-to-capital, minimum policyholder positions, reserves, surplus, reinsurance and payment of dividends. See “Our insurance subsidiaries are subject to comprehensive state insurance regulations and other requirements, including capital adequacy measures, which if we fail to satisfy, could limit our ability to write new insurance and increase restrictions and requirements placed on our insurance subsidiaries.” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014;

•	The application of state, federal or private sector programs aimed at supporting borrowers and the housing market;

•
The application of RESPA, the Fair Credit Reporting Act of 1970 and other laws to mortgage insurers, including with respect to captive reinsurance arrangements. See “We are subject to the risk of private litigation and regulatory proceedings.” in our 2013 Form 10-K;

•
The amendments to Regulation AB (commonly referred to as Regulation AB II) that were adopted by the SEC in August 2014 to introduce several new requirements related to public offerings of ABS, including public offerings of RMBS for which Clayton traditionally has provided due diligence and servicer surveillance services and new credit rating agency reform rules (the “NRSRO Rules”) adopted by the SEC in August 2014, including new requirements applicable to providers of third-party due diligence services, such as Clayton, for both publicly and privately issued ABS;

•
New federal standards and oversight for mortgage insurers, including as a result of the Federal Insurance Office of the U.S. Treasury having recently published a study on how to modernize and improve the system of insurance regulation in the U.S. that, among other things, calls for federal standards and oversight for mortgage insurers to be developed and implemented. See “The Dodd-Frank Act may have a material effect on our mortgage insurance and financial guaranty businesses.” in our 2013 Form 10-K; and

•
The implementation in the U.S. of Basel II capital adequacy requirements and the Basel III guidelines. See “The implementation of the Basel II capital adequacy requirements and the Basel III guidelines may discourage the use of mortgage insurance.” in our 2013 Form 10-K.

Any of the items discussed above could harm our operating results, financial condition and business prospects. In addition, our businesses could be impacted by new legislation or regulations, as well as changes to existing legislation or regulations, that are not currently contemplated and which could occur at any time.

Item 6. Exhibits.
The information required by this item is set forth on the Exhibit Index that follows the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

November 6, 2014	/s/ C. ROBERT QUINT
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
10.1
Confidential Settlement Agreement and Release, dated as of September 16, 2014, by and among Radian Guaranty Inc., Countrywide Home Loans, Inc., and Bank of America, N.A., as a successor to BofA Home Loans Servicing f/k/a Countrywide Home Loans Servicing LP on its own behalf and as successor in interest by de jure merger to Countrywide Bank FSB, formerly Treasury Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated September 16, 2014, and filed on September 19, 2014).

*12	Statement of Ratio of Earnings to Fixed Charges
*31	Rule 13a - 14(a) Certifications
**32	Section 1350 Certifications
*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity for the nine months ended September 30, 2014 and 2013, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

_______________________
* Filed herewith.
** Furnished herewith.