Form 10-K
period 2014-12-31
RADIAN GROUP INC
filed 2015-03-02
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,809,401,966 based on the closing sale price as reported on the New York Stock Exchange. Excluded from this amount is the value of all shares beneficially owned by executive officers and directors of the registrant. These exclusions should not be deemed to constitute a representation or acknowledgment that any such individual is, in fact, an affiliate of the registrant or that there are not other persons or entities who may be deemed to be affiliates of the registrant.
The number of shares of common stock, $.001 par value per share, of the registrant outstanding on February 24, 2015 was 191,135,153 shares.
_______________________________
DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K Reference Document
Definitive Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders	Part III (Items 10 through 14)

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The list which follows includes the definitions of various abbreviations and acronyms used throughout this report, including the Business Section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

Term	Definition
1995 Equity Plan	The Radian Group Inc. 1995 Equity Compensation Plan
2008 Equity Plan	The Radian Group Inc. 2008 Equity Compensation Plan
2008 ESPP	The Radian Group Inc. 2008 Employee Stock Purchase Plan
2014 Equity Plan	The Radian Group Inc. 2014 Equity Compensation Plan
2014 Master Policy	Radian Guaranty’s Master Policy that became effective October 1, 2014
ABS	Asset-backed securities
Alt-A	Alternative-A loan where the documentation is generally limited as compared to fully documented loans (considered a non-prime loan grade)
AOCI	Accumulated other comprehensive income (loss)
Appeals	Internal Revenue Service Office of Appeals
APR	Annual percentage rate
ARM	Adjustable rate mortgage
Assured	Assured Guaranty Corp., a subsidiary of Assured Guaranty Ltd.
Available Assets
As defined in the proposed PMIERs, these assets primarily include the liquid assets of an insurer and exclude: (i) an amount equal to Unearned Premium Reserves; and (ii) certain subsidiary capital, including Radian Guaranty’s capital that is attributable to its ownership of Radian Asset Assurance

Basel I	The Basel Capital Accord, developed by the Basel Committee on Banking Supervision in 1988, which established international benchmarks for assessing banks’ capital adequacy requirements
Basel II	The June 2005 update to the Basel Capital Accord
Basel III	The September 2010 update to the Basel Capital Accord
BCBS	Basel Committee on Banking Supervision
Board	Radian Group’s Board of Directors
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

Carryforwards	Net operating loss carryforward and tax credit carryforward, collectively
CD	Certificate of deposit
CFPB	Consumer Financial Protection Bureau
Claim Curtailment	Our legal right, under certain conditions, to reduce the amount of a claim, including due to servicer negligence
Claim Denial	Our legal right, under certain conditions, to deny a claim
Claim Severity	The total claim amount paid divided by the original coverage amount
Clayton	Clayton Holdings LLC, a Delaware domiciled indirect non-insurance subsidiary of Radian Group
CMBS	Commercial mortgage-backed security
Convertible Senior Notes due 2017	Our 3.000% convertible unsecured senior notes due November 2017 ($450 million principal amount)
Convertible Senior Notes due 2019	Our 2.250% convertible unsecured senior notes due March 2019 ($400 million principal amount)
COSO	Committee of Sponsoring Organizations of the Treadway Commission

Term	Definition
Cures	Loans that were in default as of the beginning of a period and are no longer in default because payments were received and the loan is no longer past due
Default to Claim Rate	Rate at which defaulted loans result in a claim
Deficiency Amount	The assessed tax liabilities, penalties and interest associated with a formal Notice of Deficiency
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DTA	Deferred tax asset
DTL	Deferred tax liability
Early Stage Default	A default for which the foreclosure sale has not been scheduled or held
Equity Plans	The 1995 Equity Compensation Plan, the 2008 Equity Compensation Plan and the 2014 Equity Compensation Plan, together
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities and Exchange Act of 1934, as amended
Extraordinary Dividend	A dividend distribution required to be approved by an insurance company’s primary regulator that is greater than would be permitted as an ordinary dividend, which does not require regulatory approval
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FCRA	Fair Credit Reporting Act of 1970
FDCPA	Fair Debt Collection Practices Act
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FICO	Fair Isaac Corporation
First-liens	First-lien mortgage loans
Flow Business
With respect to mortgage insurance, transactions in which mortgage insurance is provided on mortgages on an individual loan basis as they are originated. Flow Business contrasts with Structured Transactions, in which mortgage insurance is provided on a group of mortgages after they have been originated

Foreclosure Stage Default	The Stage of Default indicating that the foreclosure sale has been scheduled or held
Freddie Mac	Federal Home Loan Mortgage Corporation
Freddie Mac Agreement	The Master Transaction Agreement between Radian Guaranty and Freddie Mac entered into in August 2013
Future Legacy Loans	With respect to the BofA Settlement Agreement, Legacy Loans where a claim decision has been or will be communicated by Radian Guaranty after February 13, 2013
GAAP	Accounting principles generally accepted in the United States of America
Ginnie Mae	Government National Mortgage Association
Green River Capital	Green River Capital LLC, a wholly-owned subsidiary of Clayton Holdings LLC
GSEs	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
HAFA	Home Affordable Foreclosure Alternatives Program
HAMP	Homeowner Affordable Modification Program
HARP	Home Affordable Refinance Program
HARP 2	The FHFA’s extension of and enhancements to the HARP program
HPA	Homeowners Protection Act
HUD	U.S. Department of Housing and Urban Development
IBNR	Losses incurred but not reported
IIF	Insurance in force

Term	Definition
Implementation Date	The February 1, 2015 commencement date for activities pursuant to the BofA Settlement Agreement
Initial QSR Transaction	Initial quota share reinsurance agreement entered into with a third-party reinsurance provider in the second quarter of 2012
Insureds
Insured parties, with respect to the BofA Settlement Agreement, Countrywide Home Loans, Inc. and Bank of America, N.A., as a successor to BofA Home Loan Servicing f/k/a Countrywide Home Loans Servicing LP

IRS	Internal Revenue Service
JPMorgan	JPMorgan Chase Bank, N.A. and its affiliates
LAE	Loss adjustment expenses, which include the cost of investigating and adjusting losses and paying claims
Legacy Loans
With respect to the BofA Settlement Agreement, loans that were originated or acquired by an Insured and were insured by Radian Guaranty prior to January 1, 2009, excluding such loans that were refinanced under HARP 2

Legacy Portfolio	Mortgage insurance written during the poor underwriting years of 2005 through 2008, together with business written prior to 2005
LLPA	Loan level price adjustments, based on various risk characteristics, that are charged by the GSEs
Loss Mitigation Activity/Activities	Activities such as rescissions, denials, claim curtailments and cancellations
LTV	Loan-to-value ratio which is calculated as the percentage of the original loan amount to the original value of the property
Master Policies	The Prior Master Policy and the 2014 Master Policy, collectively
MBS	Mortgage-backed security
Minimum Required Assets	A risk-based minimum required asset amount as defined in the proposed PMIERs
Model Act	Mortgage Guaranty Insurers Model Act
Monthly Premium	Premiums on mortgage insurance products paid on a monthly installment basis
Moody’s	Moody’s Investors Service
MPP Requirement
Certain states’ statutory or regulatory risk-based capital requirement that the mortgage insurer must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels

MRES	Radian’s Mortgage and Real Estate Services business segment, which provides mortgage- and real estate-related products and services to the mortgage finance market
NAIC	National Association of Insurance Commissioners
NIW	New insurance written
NOL	Net operating loss, calculated on a tax basis
NRSRO	Nationally recognized statistical ratings organization
NYSDFS	New York State Department of Financial Services
NYSE	New York Stock Exchange
Notice of Deficiency	A formal letter from the IRS informing the taxpayer of an IRS determination of tax deficiency and appeal rights with the U.S. Tax Court
OCI	Other comprehensive income (loss)
Option ARM	Adjustable rate mortgage that provides the borrower with different payment options
ORSA
Own Risk and Solvency Assessment, an internal process to assess the adequacy of an insurer’s risk management framework and current and prospective solvency positions under both normal and severe stress scenarios

PDR	Premium deficiency reserve
Persistency Rate	The percentage of insurance in force that remains on our books after any 12-month period

Term	Definition
PMIERs	Private Mortgage Insurer Eligibility Requirements issued by the FHFA for public comment on July 10, 2014
PMIERs Financial Requirements	Financial requirements of the PMIERs
Prior Master Policy	Radian Guaranty’s master insurance policy in effect prior to the effective date of its 2014 Master Policy
QM	Qualified mortgage
QM Rule	Rule issued by the CFPB on January 10, 2013, defining qualified mortgage and ability to repay requirements
QRM	Qualified residential mortgage
QSR	Quota share reinsurance
QSR Reinsurance Transactions	The Initial QSR Transaction and Second QSR Transaction, collectively
Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Asset Assurance	Radian Asset Assurance Inc., a New York domiciled insurance subsidiary of Radian Guaranty
Radian Asset Assurance Stock Purchase Agreement
The Stock Purchase Agreement dated December 22, 2014, between Radian Guaranty and Assured Guaranty Corp., a subsidiary of Assured Guaranty Ltd. (“Assured”), to sell 100% of the issued and outstanding shares of Radian Asset Assurance, Radian’s financial guaranty insurance subsidiary, to Assured

Radian Group	Radian Group Inc., the registrant
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group
Radian Insurance	Radian Insurance Inc., a Pennsylvania domiciled insurance subsidiary of Radian Guaranty
Radian Mortgage Insurance	Radian Mortgage Insurance Inc., a Pennsylvania domiciled subsidiary of Radian Guaranty
RBC States	Risk-based capital states, which are those states that currently impose a statutory or regulatory risk-based capital requirement
REMIC	Real Estate Mortgage Investment Conduit
REO	Real Estate Owned
Rescission	Our legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies if we determine that a loan did not qualify for insurance
RESPA	Real Estate Settlement Procedures Act of 1974
RGRI	Radian Guaranty Reinsurance Inc., a Pennsylvania domiciled insurance subsidiary of Enhance Financial Services Group Inc., a New York domiciled non-insurance subsidiary of Radian Group
RIF	Risk in force, which approximates the maximum loss exposure at any point in time
Risk-to-capital	Under certain state regulations, a minimum ratio of statutory capital calculated relative to the level of net risk in force
RMAI	Radian Mortgage Assurance Inc., a Pennsylvania domiciled insurance subsidiary of Radian Guaranty
RMBS	Residential mortgage-backed securities
RSU	Restricted stock unit
S&P	Standard & Poor’s Financial Services LLC
SAP	Statutory accounting practices include those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SARs	Stock appreciation rights
SEC	United States Securities and Exchange Commission
Second QSR Transaction	Second Quota share reinsurance transaction entered into with a third-party reinsurance provider in the fourth quarter of 2012
Second-liens	Second-lien mortgage loans

Term	Definition
Senior Notes due 2013	Our 5.625% unsecured senior notes due February 2013 ($250 million principal amount)
Senior Notes due 2015	Our 5.375% unsecured senior notes due June 2015 ($250 million principal amount)
Senior Notes due 2017	Our 9.000% unsecured senior notes due June 2017 ($195.5 million principal amount)
Senior Notes due 2019	Our 5.500% unsecured senior notes due June 2019 ($300 million principal amount)
Servicing Only Loans
With respect to the BofA Settlement Agreement, loans other than Legacy Loans that were or are serviced by the Insureds and were 90 days or more past due as of July 31, 2014, or if servicing has been transferred to a servicer other than the Insureds, 90 days or more past due as of the transfer date

Single Premium	Premiums on mortgage insurance products paid in a single payment at origination
Smart Home	A Radian-developed program for reinsuring risk associated with non-prime mortgages through the use of VIE structures, which transferred risk to investors in the capital markets
Sovereign	Sovereign or independent governmental units, including various levels of government (sub-sovereign), collectively
Stage of Default	The stage a loan is in relative to the foreclosure process, based on whether or not a foreclosure sale has been scheduled or held (i.e., Early Stage Defaults and Foreclosure Stage Defaults)
Statutory RBC Requirement	Risk-based capital requirement imposed by the RBC States, requiring a minimum surplus level and, in certain states, a minimum ratio of statutory capital relative to the level of risk
Structured Transactions
With respect to mortgage insurance, transactions in which mortgage insurance is provided on a group of mortgages after they have been originated. Structured Transactions contrast with Flow Business, in which mortgage insurance is provided on mortgages on an individual loan basis as they are originated

Subject Loans	Loans covered under the BofA Settlement Agreement, comprising Legacy Loans and Servicing Only Loans
TILA	Truth in Lending Act
Time in Default	The time period from the point a loan reaches default status (based on the month the default occurred) to the current reporting date
TSR	Total stockholder return
U.S.	The United States of America
U.S. Treasury	United States Department of the Treasury
Unearned Premium Reserves	Premiums received but not yet earned
VA	U.S. Department of Veterans Affairs
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

•
changes in the way customers, investors, regulators or legislators perceive the strength of private mortgage insurers, in particular in light of the fact that certain of our former competitors have ceased writing new insurance business and have been placed under supervision or receivership by insurance regulators;

•	catastrophic events, increased unemployment, home price depreciation or other negative economic changes in geographic regions where our mortgage insurance exposure is more concentrated;

•	our ability to maintain sufficient holding company liquidity to meet our short- and long-term liquidity needs;

•
our ability to maintain an adequate Risk-to-capital position, minimum policyholder position and other surplus requirements for Radian Guaranty, our principal mortgage insurance subsidiary, and an adequate minimum policyholder position and surplus for our insurance subsidiaries that provide reinsurance or capital support to Radian Guaranty;

•
Radian Guaranty’s ability to comply with the financial requirements of the PMIERs (once adopted) within the applicable transition period which, based on the proposed PMIERs, may require us to contribute a substantial portion of our holding company cash and investments to Radian Guaranty, and could depend on our ability to, among other things: (1) successfully consummate the transactions contemplated by the Radian Asset Assurance Stock Purchase Agreement; and (2) successfully leverage other options such as commutations or external reinsurance for a portion of our mortgage insurance risk in force in a manner that provides capital relief that is compliant with the PMIERs. Contributing a substantial portion of our holding company cash and investments to Radian Guaranty would leave Radian Group with less liquidity to carry out its overall business strategy and satisfy its obligations, and we may be required or we may decide to seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all. The ultimate form of the PMIERs and the timeframe for their implementation remain uncertain;

•
changes in the charters or business practices of, or rules or regulations applicable to the GSEs, including the adoption of the PMIERs, which in their current proposed form: (1) would require Radian Guaranty to hold significantly more capital than is currently required and could negatively impact our returns on equity; (2) could limit the type of business that Radian Guaranty and other private mortgage insurers are willing to write, which could reduce our NIW; (3) could increase the cost of private mortgage insurance, including as compared to the FHA’s pricing, or result in the emergence of other forms of credit enhancement; and (4) could require changes to our business practices that may result in substantial additional costs in order to achieve and maintain compliance with the PMIERs;

•
our ability to continue to effectively mitigate our mortgage insurance losses, including a decrease in net rescissions or denials resulting from an increase in the number of successful challenges to previously rescinded policies or claim denials (including as part of one or more settlements of disputed rescissions or denials), or as a result of the GSEs intervening in or otherwise limiting our loss mitigation practices, including settlements of disputes regarding Loss Mitigation Activities;

•
the negative impact that our Loss Mitigation Activities may have on our relationships with our customers and potential customers, including the potential loss of current or future business and the heightened risk of disputes and litigation;

•	any disruption in the servicing of mortgages covered by our insurance policies, as well as poor servicer performance;

•
adverse changes in the severity or frequency of losses associated with certain products that we formerly offered (and which constitute a small part of our insured portfolio) that are riskier than traditional mortgage insurance policies;

•
a substantial decrease in the Persistency Rates of our mortgage insurance policies, which has the effect of reducing our premium income on our Monthly Premium policies and could decrease the profitability of our mortgage insurance business;

•
heightened competition for our mortgage insurance business from others such as the FHA, the VA and other private mortgage insurers (including with respect to other private mortgage insurers, those that have been assigned higher ratings than we have, that may be perceived as having a greater ability to comply with the PMIERs Financial Requirements than we do, that may have access to greater amounts of capital than we do, that are less dependent on capital support from their subsidiaries than we are or that are new entrants to the industry, and therefore, are not burdened by legacy obligations) and the impact such heightened competition may have on our returns and our NIW;

•
changes to the current system of housing finance, including the possibility of a new system in which private mortgage insurers are not required or their products are significantly limited in effect or scope;

•	the effect of the Dodd-Frank Act on the financial services industry in general, and on our businesses in particular;

•
the adoption of new or application of existing federal or state laws and regulations, or changes in these laws and regulations or the way they are interpreted, including, without limitation: (1) the resolution of existing, or the possibility of additional, lawsuits or investigations; (2) changes to the Model Act being considered by the NAIC that could include more stringent capital and other requirements for Radian Guaranty in states that adopt the new Mortgage Guaranty Insurers Model Act in the future; and (3) legislative and regulatory changes (a) impacting the demand for our products, (b) limiting or restricting the products we may offer or increasing the amount of capital we are required to hold, (c) affecting the form in which we execute credit protection, or (d) otherwise impacting our existing businesses or future prospects;

•
the amount and timing of potential payments or adjustments associated with federal or other tax examinations, including deficiencies assessed by the IRS resulting from the examination of our 2000 through 2007 tax years, which we are currently contesting;

•	the possibility that we may fail to estimate accurately the likelihood, magnitude and timing of losses in connection with establishing loss reserves for our mortgage insurance businesses;

•
volatility in our earnings caused by changes in the fair value of our assets and liabilities carried at fair value, including a significant portion of our investment portfolio and certain of our long-term incentive compensation awards;

•	changes in GAAP or SAP, rules and guidance, or their interpretation;

•	legal and other limitations on amounts we may receive from our subsidiaries as dividends or through our tax- and expense-sharing arrangements with our subsidiaries;

•
the possibility that we may need to impair the estimated fair value of goodwill established in connection with our acquisition of Clayton, the valuation of which requires the use of significant estimates and assumptions with respect to the estimated future economic benefits arising from certain assets acquired in the transaction such as the value of expected future cash flows of Clayton, Clayton’s workforce, expected synergies with our other affiliates and other unidentifiable intangible assets; and

•	our ability to consummate the transactions contemplated by the Radian Asset Assurance Stock Purchase Agreement which depends on, among other things, obtaining certain regulatory approvals.
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
We provide mortgage insurance on domestic residential First-liens and other products and services to the mortgage and real estate industries. We currently have two business segments—mortgage insurance and MRES. Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, to mortgage lending institutions. We conduct our mortgage insurance business primarily through Radian Guaranty, our principal mortgage insurance subsidiary. Our MRES segment provides services and solutions to the mortgage and real estate industries primarily through Clayton, which we acquired on June 30, 2014. A summary of financial information for our business segments, for each of the last three fiscal years for our mortgage insurance segment, and since June 30, 2014 (the date of our acquisition of Clayton) for our MRES segment, is included in Note 4 of Notes to Consolidated Financial Statements.
We have also provided direct insurance and reinsurance on credit-based risks through Radian Asset Assurance, our principal financial guaranty subsidiary that is a wholly-owned subsidiary of Radian Guaranty. On December 22, 2014, Radian Guaranty entered into the Radian Asset Assurance Stock Purchase Agreement to sell 100% of the issued and outstanding shares of Radian Asset Assurance to Assured. As a result, we have reclassified the operating results related to the pending disposition as discontinued operations for all periods presented in our consolidated statements of operations, and we no longer present a financial guaranty segment.
Radian Group serves as the holding company for our insurance and other subsidiaries and does not have any significant operations of its own.
Business Strategy. Currently, our business strategy is focused on: (1) growing our mortgage insurance business by writing insurance on high-quality mortgages in the U.S.; (2) diversifying our revenue sources by pursuing other potential opportunities for providing credit-related and other services to the mortgage finance market; (3) growing our fee-based revenues as a percentage of Radian’s total revenues, primarily by expanding Clayton’s presence in the real estate and mortgage finance industries; (4) continuing to manage losses and reduce our legacy exposure; (5) continuing to effectively manage our capital and liquidity positions, including efforts to ensure compliance with the PMIERs Financial Requirements and with other regulatory requirements, as well as strengthening our balance sheet with the objective of regaining investment grade credit ratings in the future. See Note 1 of Notes to Consolidated Financial Statements for information regarding the new, proposed GSE eligibility requirements that were issued in the form of proposed PMIERs for public comment on July 10, 2014.
Below are highlights of several accomplishments during 2014 that furthered our strategic objectives:

•
In 2014, we wrote $37.3 billion of primary mortgage insurance. Substantially all of our portfolio of insurance written after 2008, including our 2014 insured portfolio, is of high credit quality and is expected to generate strong returns on allocated capital.

•	We grew our IIF from $161.2 billion as of December 31, 2013 to $171.8 billion as of December 31, 2014.

•
We continued to diversify and expand our customer base, adding almost 200 new customers during 2014 to a current total of close to 1,300 customers. Customers added since 2009 accounted for approximately 50% of our NIW during 2014.

•
Consistent with our objective to diversify revenue sources, on June 30, 2014, we acquired all of the outstanding equity interests of Clayton for a purchase price of approximately $312 million. Radian Group funded the entire purchase price and related expenses through a portion of the net proceeds from our May 2014 issuance of debt and equity securities discussed below. See Notes 1 and 7 of Notes to Consolidated Financial Statements for further information.

•	During 2014, Radian Group executed the following transactions in order to manage our liquidity position:

-	Issued $300 million of 5.500% Senior Notes due 2019, resulting in net proceeds of approximately $293.8 million. See Note 11 of Notes to Consolidated Financial Statements for further information.

-	Redeemed all of the remaining Senior Notes due 2015. See Note 11 of Notes to Consolidated Financial Statements for further information.

-	Sold 17.825 million shares of common stock in a public offering for $14.50 per share, resulting in net proceeds of approximately $247.2 million.

•
We continued to actively manage and reduce our Legacy Portfolio of mortgage insurance risk and exposure by, among other things, entering into the BofA Settlement Agreement. The agreement resolves various actual and potential claims and disputes related to mortgage insurance covering a large population of Legacy Loans. Implementation of the BofA Settlement Agreement commenced on February 1, 2015. See Notes 1 and 10 of Notes to Consolidated Financial Statements for more information.

•
As proposed, the PMIERs Financial Requirements do not provide Radian Guaranty with any credit for its investment in Radian Asset Assurance. As a result, we entered into the Radian Asset Assurance Stock Purchase Agreement, as discussed above. The transaction, which is expected to close in the first half of 2015, is subject to receipt of insurance regulatory approvals and satisfaction of other customary closing conditions. See Note 3 of Notes to Consolidated Financial Statements for more information.

Operating Environment. As a seller of mortgage credit protection and mortgage and real estate products and services, our results are subject to macroeconomic conditions and specific events that impact the mortgage origination environment and the credit performance of our underlying insured assets. The financial crisis and the downturn in the housing and related credit markets that began in 2007 had a significant negative impact on the operating environment and results of operations for our businesses. More recently, the operating environment has improved as the U.S. economy and housing market have been recovering, evidenced by a reduction in unemployment, a reduction in foreclosures, and appreciation in home prices. We have written a significant amount of NIW in this improving environment, which has resulted in our Legacy Portfolio becoming a smaller proportion of our total mortgage insurance portfolio. Further, the improving environment has contributed to a reduction in our incurred losses and claims submitted and paid in our mortgage insurance business, with new primary mortgage insurance defaults declining by 18% in 2014 compared to the number of new defaults in 2013.
The credit performance of post-crisis loan originations also has improved significantly. In response to the financial crisis, including the adoption of new lending laws and regulations, credit for home financing has remained restrictive. As a result of this restrictive credit environment, together with our stricter underwriting requirements, our post-2008 loan originations have consisted primarily of high credit quality loans. At the same time, this restrictive credit environment has limited the growth of the mortgage industry and made it more challenging for many first-time homebuyers to finance a home.
The improvement in macroeconomic and credit trends has encouraged new entrants into the private mortgage insurance industry, while further improving the financial strength of existing private mortgage insurers. This has resulted in an increasingly competitive environment for private mortgage insurers. See “—Competition.” During the past several years, we have been focused on managing our businesses through the negative effects of the financial crisis while at the same time pursuing a number of strategic initiatives designed to strengthen and grow our mortgage insurance franchise to capitalize on improving trends. In particular, following the crisis, we expanded and diversified our customer base, wrote a significant amount of high-quality NIW and pursued a reduction of our Legacy Portfolio through loss mitigation and settlements. As of December 31, 2014, our Legacy Portfolio had been reduced to approximately 31% of our total primary RIF, while insurance on loans written after 2008 constituted approximately 69% of our total primary RIF. During this period of time, as the negative impact from losses in our Legacy Portfolio has been reduced and we have continued to write a high volume of insurance on high credit quality loans, our results of operations have improved. This improvement continued in 2014 and we returned to full year profitability for the first time since the financial crisis.
Regulatory Environment. Our insurance subsidiaries are subject to comprehensive regulations and other requirements. State insurance regulators impose various capital requirements on our insurance subsidiaries. For our mortgage insurance subsidiaries, these include Risk-to-capital, other risk-based capital measures and surplus requirements. The NAIC is in the process of reviewing the minimum capital and surplus requirements for mortgage insurers and changes in these requirements could increase the capital requirements for our mortgage insurance subsidiaries in states that adopt the Model Act. Freddie Mac and Fannie Mae are the primary beneficiaries of the majority of our mortgage insurance policies and the FHA is currently our primary competitor outside of the private mortgage insurance industry. As a result, changes in the charters or business practices of the GSEs, including the implementation of the PMIERs, can have a significant impact on our business. Since 2011, there have been numerous legislative proposals and recommendations focused on reforming the U.S. housing finance industry, including proposals that are intended to wind down the GSEs or to otherwise limit or restrict the activities and businesses of the GSEs. Our businesses have been and may continue to be significantly impacted by these and other legislative or regulatory developments and proposals. See “—Regulation.”
Corporate Background.  Radian Group has been incorporated as a business corporation under the laws of the State of Delaware since 1991. Our principal executive offices are located at 1601 Market Street, Philadelphia, Pennsylvania 19103, and our telephone number is (215) 231-1000.

Additional Information.  Our website address is www.radian.biz. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition, our guidelines of corporate governance, code of business conduct and ethics (which includes the code of ethics applicable to our chief executive officer, principal financial officer and principal accounting officer) and the governing charters for each committee of our Board are available free of charge on our website, as well as in print, to any stockholder upon request.
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
Primary Mortgage Insurance. Primary mortgage insurance provides protection against mortgage defaults at a specified coverage percentage. When there is a valid claim under primary mortgage insurance, the maximum liability is determined by multiplying the claim amount, which consists of the unpaid loan principal, plus past due interest and certain expenses associated with the default, by the coverage percentage. Claims may be settled for the maximum liability or for other amounts. See “—Claims Management” below.
The terms of our primary mortgage insurance coverage are set forth in a master insurance policy that we enter into with each of our customers. Our Master Policies are filed in each of the jurisdictions in which we conduct business. Among other things, our Master Policies set forth: loan eligibility requirements; premium payment requirements; coverage term; provisions for policy administration; exclusions or reductions in coverage; claims payment and settlement procedures; and dispute resolution procedures.
Following the financial crisis, the FHFA and the GSEs identified specific principles for inclusion by all private mortgage insurers in their Master Policies, including among others, specific requirements related to loss mitigation and claims processing activities. Radian Guaranty and other private mortgage insurers engaged in dialogue with the FHFA and GSEs regarding the incorporation of these principles into the new 2014 Master Policy.
The 2014 Master Policy became effective for all new mortgage insurance applications received on or after October 1, 2014. Loans that were already insured prior to the October 1, 2014 effective date of the 2014 Master Policy will continue to be subject to and administered in accordance with the terms and conditions of Radian Guaranty’s Prior Master Policy. Any material changes to the 2014 Master Policy are subject to approval by the GSEs and state regulatory approval.

One of the significant changes under the 2014 Master Policy is the inclusion of new rescission relief programs. Subject to certain limited exceptions, including fraud and misrepresentation, the 2014 Master Policy provides that we will not rescind coverage on a loan after 36 months if it meets the following criteria: no loan payment has been 60-days or more delinquent and not more than two loan payments were 30-days delinquent or more in the first 36 months; the 36th loan payment is not 30-days or more delinquent; all loan payments are made from a borrower’s own funds; and the loan is not subject to a workout. In addition, Radian Guaranty’s Confident CoverageSM program allows lenders to opt in for earlier rescission relief at 12 months if certain additional conditions are satisfied, including that the lender submits specific origination and closing loan file documents for Radian Guaranty’s review and the first 12 months of payments were timely and from the borrower’s own funds.
We provide primary mortgage insurance on a flow basis and we also provide primary mortgage insurance on a “structured” basis, which includes business that we have written to insure a group of individual loans. In flow transactions, mortgages typically are insured as they are originated, while in our Structured Transactions, we typically provide insurance on a group of mortgages after they have been originated. A portion of our structured business was written in a “second loss” position, meaning that we are not required to make a payment until a certain aggregate amount of losses have already been recognized on a given set of loans. Prior to 2008, most of the mortgage insurance we wrote on Structured Transactions involved non-prime mortgages (i.e., non-prime mortgages include Alt-A, A minus and B/C mortgages) and mortgages with higher than average loan balances. See “—Direct Risk in Force—Mortgage Loan Characteristics.” A single structured mortgage insurance transaction may be provided on a primary basis or, as discussed below, on a pool basis; and some Structured Transactions include both primary and pool insured mortgages.
We wrote $37.3 billion and $47.3 billion of First-lien primary mortgage insurance in 2014 and 2013, respectively. Substantially all of our primary mortgage insurance written during 2014 and 2013 was written on a flow basis. Primary insurance on First-liens made up $43.2 billion or 96.8% of our total direct First-lien insurance RIF at December 31, 2014, compared to $40.0 billion or 96.1% at December 31, 2013.
Pool Insurance. Prior to 2008, we wrote pool insurance on a limited basis. Pool insurance differs from primary insurance in that our maximum liability is not limited to a specific coverage percentage on an individual mortgage loan. Instead, an aggregate exposure limit, or “stop loss” (generally between 1% and 10%), is applied to the initial aggregate loan balance on a group or “pool” of mortgages. In addition to a stop loss, many of our pool policies were written in a second loss position. We believe the stop loss and second loss features have been important in limiting our ultimate liability on individual pool transactions.
We wrote much of our pool insurance in the form of Structured Transactions, such as credit enhancement on loans in pools purchased by the GSEs as well as loans included in RMBS transactions. An insured pool of mortgages may contain mortgages that are already covered by primary mortgage insurance. In these transactions, pool insurance is secondary to any primary mortgage insurance that exists on mortgages within the pool.
Pool insurance made up approximately $1.4 billion or 3.2% of our total direct First-lien insurance RIF at December 31, 2014, as compared to $1.6 billion or 3.9% at December 31, 2013.

2.	Non-Traditional Risk
In addition to traditional mortgage insurance, in the past, we also provided other forms of credit enhancement on residential mortgage assets. Our non-traditional products, which included mortgage insurance on Second-liens, generally have higher risk characteristics. We stopped writing these forms of “non-traditional” business before 2008. Since 2007, we have been pursuing opportunities to reduce our non-traditional mortgage insurance RIF through commutations and transaction settlements and terminations. Our total amount of non-traditional RIF, including our international RIF discussed below, was $73 million at December 31, 2014, as compared to $97 million at December 31, 2013.
We also provided mortgage insurance on an international basis. In 2008, we stopped writing new international business and have terminated most of our international mortgage insurance risk, with the exception of our insured portfolio in Hong Kong. While we are no longer writing new business in Hong Kong, we continue to insure the existing book of business, which has experienced a low default rate. At December 31, 2014, our total amount of RIF in Hong Kong was $11 million, as compared to $19 million at December 31, 2013.

3.	Premium Rates
We set our premium rates at origination when coverage is established. Premiums for our mortgage insurance products are established based on performance models that consider a broad range of borrower, loan and property characteristics. Premium levels are set to be competitive within the mortgage insurance industry and to achieve an overall risk-adjusted rate of return on capital given our modeled performance expectations. Our actual returns may differ from our expectations based on market conditions. The sensitivity of our returns to these market conditions will vary based on factors such as whether the insurance is borrower-paid or lender-paid, and whether the payments are made monthly or in a single premium payment at the time of origination. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Factors Affecting Our Results — Mortgage Insurance — Premiums.”
We set our premium rates commensurate with anticipated policy performance assumptions, including, without limitation, our expectations and assumptions about the following factors: (1) the likelihood of default; (2) how long the policy will remain in place; (3) the costs of acquiring and maintaining the insurance; (4) taxes; and (5) the capital that is required to support the insurance. Our performance assumptions for claim frequency and policy life are developed based on internally developed data, as well as data generated from independent, third-party sources.
Premiums on our mortgage insurance products are paid either on a monthly installment basis (Monthly Premiums), in a single payment at origination (Single Premiums), as a combination of up-front premium at origination plus a monthly renewal (split premium), or in some cases as an annual or multi-year premium. For Monthly Premiums, we receive monthly premium payments that provide for the ongoing renewal of our insurance coverage as long as the premiums continue to be paid. For Single Premium insurance, we receive a single premium payment that is paid at origination and, subject to certain conditions, provides coverage for the life of the loan. In addition, for our split premium products, we receive an upfront premium payment when the loan is made, plus ongoing monthly renewal premiums. There are many factors that influence the form of premiums we receive, including, without limitation: (1) the percentage of mortgage originations derived from refinance transactions versus new home purchases (refinancing transactions often are conducted with Single Premiums); (2) the customers with whom we do business (with some customers having a greater tendency to pursue Single Premium originations); and (3) the relative premium levels we and our competitors set for the various forms of premiums offered. Approximately 72% of our NIW in 2014 was written with Monthly Premiums or split premiums, and 28% was written with Single Premiums.
Mortgage insurance premiums can be financed through a number of methods and can either be paid by the borrower or by the lender. Borrower-paid mortgage insurance premiums are paid either through separate escrowed amounts or financed as a component of the mortgage loan amount. Lender paid mortgage insurance premiums are paid by the lender and are typically passed through to the borrower in the form of additional origination fees or a higher interest rate on the mortgage note. Our monthly and other installment mortgage insurance premiums are established as either: (1) a fixed percentage of the loan’s amortizing balance over the life of the policy; or (2) as a fixed percentage of the initial loan balance for a set period of time (typically ten years), which declines to a lower fixed percentage for the remaining life of the policy.

4.	Underwriting
Mortgage loan applications are underwritten to determine whether they are eligible for our mortgage insurance. We perform this function directly or, alternatively, we delegate to our customers the ability to underwrite the loans based on our underwriting guidelines.
Delegated Underwriting.  Through our delegated underwriting program we approve certain customers to underwrite loans based on our mortgage insurance underwriting guidelines. Our delegated underwriting program currently involves only lenders that are approved by our risk management group. Delegated underwriting allows our customers to commit us to insure loans that meet our underwriting guidelines. This enables us to meet lenders’ demands for immediate insurance coverage and increases the efficiency of the underwriting process. We use quality control sampling and performance monitoring to manage the risks associated with delegated underwriting. Because the delegated underwriting is performed by third parties, we have certain rights to rescind coverage if there has been a deviation from our underwriting guidelines. For a discussion of these limited rescission rights, see “— Claims Management—Rescissions.” As of December 31, 2014, approximately 72% of our total First-lien insurance in force had been originated on a delegated basis, compared to 74% as of December 31, 2013. See “Item 1A. Risk Factors—Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims.”

Non-Delegated Underwriting. In addition to our delegated underwriting program, lenders also can submit loan files to us and we will perform the mortgage insurance underwriting. In general, for mortgage applications that we underwrite for mortgage insurance, we do not exercise our rescission rights with respect to underwriting errors. As a result, following a period of high rescissions after the financial crisis, we have seen an increase in the amount of business being submitted to us on a non-delegated basis. Given the professional resources we need to maintain to underwrite loans, an increase in non-delegated underwriting demand generally increases our operating costs to support this program. We mitigate the risk of employee underwriting error through quality control sampling and performance monitoring. As of December 31, 2014, approximately 28% of our total First-lien insurance in force had been originated on a non-delegated basis, compared to 26% as of December 31, 2013.
Contract Underwriting.  In our mortgage insurance business, we also have a contract underwriting program through which we provide an outsourced credit underwriting service to our customers. For a fee, we underwrite our customers’ mortgage loan files for secondary market compliance (e.g., for sale to the GSEs), and may concurrently assess the file for mortgage insurance eligibility. During 2014, mortgage loans underwritten through contract underwriting accounted for 2.0% of insurance certificates issued as part of our Flow Business. These mortgage loans are included within the non-delegated underwriting percentages discussed above.
We offer limited indemnification to our contract underwriting customers with respect to those loans that we simultaneously underwrite for both secondary market compliance and for potential mortgage insurance eligibility and may, in certain circumstances, offer limited indemnification when we underwrite a loan only for secondary market compliance. We provide our contract underwriting services through an entity that is licensed under, or otherwise compliant with, the SAFE Act in 45 states. We train our underwriters, require continuing education and routinely audit their performance to monitor the accuracy and consistency of underwriting practices.

B.	Direct Risk in Force
Our business traditionally has involved taking credit risk in various forms across a range of asset classes, products and geographies. Exposure in our mortgage insurance business is measured by RIF, which approximates the maximum loss exposure that we have at any point in time.
The following table shows the direct RIF (by form of insurance and loan type), before consideration of reinsurance, associated with our mortgage insurance segment as of December 31, 2014 and 2013:

	December 31,
(In millions)	2014	2013
Primary:
Prime	$40,326	$36,613
Alt-A	1,720	2,017
A minus and below	1,193	1,387
Total Primary	43,239	40,017
Pool	1,445	1,604
Second-lien and other	73	97
Total Direct Mortgage Insurance RIF	$44,757	$41,718
The following discussion mainly focuses on our direct primary RIF, which represents approximately 96.6% of our total mortgage insurance RIF at December 31, 2014. For additional information regarding our pool and non-traditional mortgage insurance RIF, see “—Business—Traditional Risk” and “—Business—Non-Traditional Risk.”

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

•
the credit characteristics of the borrower and the characteristics of the loans insured (including LTV, purpose of the loan, type of loan instrument, source of down payment, and type of underlying property securing the loan).

1.	Direct Primary RIF by Year of Policy Origination
The following table shows our direct primary mortgage insurance RIF by year of origination and selected information related to that risk as of December 31, 2014:

	December 31, 2014
($ in millions)	RIF	Number of Defaults	Delinquency Rate	Percentage of Reserve for Losses	Average FICO (1) at Origination	Original Average LTV
2005 and prior	$3,540	17,971	15.2%	34.0%	678	89.9%
2006	2,001	7,602	14.7	18.0	689	91.3
2007	4,592	12,169	12.2	33.1	701	92.7
2008	3,394	5,040	7.2	11.4	724	90.9
2009	1,081	586	2.4	1.0	752	90.0
2010	925	209	1.1	0.3	761	91.3
2011	1,809	286	0.8	0.5	758	91.8
2012	6,534	561	0.5	0.8	756	91.9
2013	10,265	701	0.4	0.8	751	92.2
2014	9,098	194	0.1	0.1	741	92.5
Total	$43,239	45,319		100.0%
____________________
(1) Represents the borrower’s credit score at origination. In circumstances where there is more than one borrower, the average FICO at origination is the FICO score for the primary borrower.
A significant portion of our total mortgage insurance in force (and consequently, our premiums earned) is derived from policies written prior to 2014. The amount of time that our insurance certificates remain in force, which is affected by loan repayments and terminations of our insurance, can have a significant impact on our revenues and our results of operations. Our Persistency Rate, which is the percentage of insurance in force that remains on our books after any 12-month period, is one key measure for assessing the impact that insurance terminations resulting in certificate cancellations have on our insurance in force. Because most of our insurance premiums are earned over time, higher Persistency Rates on Monthly Premium policies increase the premiums we receive and generally result in increased profitability and returns. Conversely, assuming all other factors remain constant, higher persistency on Single Premium business lowers the overall returns from our insured portfolio, as the premium revenue for our Single Premium policies is the same regardless of the actual life of the insurance policy and we are required to maintain regulatory capital supporting the insurance for the life of the policy. The Persistency Rate of our primary mortgage insurance was 83.4% at December 31, 2014, compared to 81.1% at December 31, 2013. Historically, there is a close correlation between interest rate environments and Persistency Rates, primarily as a result of refinance activity that tends to be more prevalent in lower interest rate environments.

2.	Geographic Dispersion
The following table shows, as of December 31, 2014 and 2013, the percentage of our direct primary mortgage insurance RIF and the associated percentage of our mortgage insurance reserve for losses (by location of property) for the top 10 states in the U.S. (as measured by our direct primary mortgage insurance RIF as of December 31, 2014):

	December 31,
	2014		2013
Top Ten States	RIF	Reserve for Losses	RIF	Reserve for Losses
California	13.7%	6.8%	13.7%	8.2%
Texas	7.1	3.1	6.5	3.0
Florida	6.0	16.8	6.2	18.3
Illinois	5.6	6.1	5.6	6.8
Georgia	4.3	3.2	4.4	3.4
New Jersey	3.9	9.8	4.0	7.8
Virginia	3.4	1.5	3.4	1.4
Pennsylvania	3.2	3.8	3.3	3.5
Colorado	3.2	1.0	3.0	1.0
Ohio	3.2	3.2	3.4	3.3
Total	53.6%	55.3%	53.5%	56.7%
The following table shows, as of December 31, 2014 and 2013, the percentage of our direct primary mortgage insurance RIF and the associated percentage of our mortgage insurance reserve for losses (by location of property) for the top 15 Metropolitan Statistical Areas, referred to as “MSAs,” in the U.S. (as measured by our direct primary mortgage insurance RIF as of December 31, 2014):

	December 31,
	2014		2013
Top Fifteen MSAs	RIF	Reserve for Losses	RIF	Reserve for Losses
Chicago, IL	4.6%	5.0%	4.6%	5.7%
Atlanta, GA	3.4	2.4	3.4	2.6
Los Angeles - Long Beach, CA	3.0	1.7	2.9	1.8
Washington, DC-MD-VA	2.8	1.9	2.8	1.8
Phoenix/Mesa, AZ	2.3	1.0	2.4	1.2
Denver, CO	2.1	0.5	1.9	0.5
Houston, TX	2.1	1.0	2.0	1.0
Minneapolis-St. Paul, MN-WI	1.9	0.9	1.9	0.9
Dallas, TX	1.9	0.8	1.8	0.7
New York, NY	1.8	5.7	1.9	4.6
Riverside-San Bernardino, CA	1.7	1.3	1.6	1.6
Philadelphia, PA	1.6	1.4	1.6	1.2
San Diego, CA	1.5	0.5	1.5	0.6
Portland, OR	1.4	0.9	1.4	0.9
Seattle, WA	1.3	1.3	1.4	1.4
Total	33.4%	26.3%	33.1%	26.5%

3.	Mortgage Loan Characteristics
In addition to geographic dispersion, other factors also contribute significantly to our overall risk diversification and the credit quality of our RIF, including product distribution and our risk management and underwriting practices. We consider a number of borrower and loan characteristics in evaluating the credit quality of our portfolio and developing our pricing and risk management strategies.

LTV. An important indicator of claim incidence in our mortgage insurance business is the relative amount of a borrower’s equity that exists in a home. Generally, absent other mitigating factors such as high FICO scores and other credit factors, loans with higher LTVs at inception (i.e., smaller down payments) are more likely to result in a claim than lower LTV loans. The average LTV of our primary NIW in 2014 was 91.6%, compared to 91.1% and 90.6% in 2013 and 2012, respectively. See the “Percentage of primary NIW” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—NIW, IIF, RIF” for a breakdown of the composition of our NIW by LTV.
Loan Grade/FICO Score. The risk of claim on non-prime loans is significantly higher than that on prime loans. We use our proprietary models to classify a loan as either prime or non-prime on the basis of a borrower’s FICO score, the level of loan file documentation and other factors. In general we consider a loan to be a prime loan if the borrower’s FICO score is 620 or higher and the loan file meets “fully documented” standards of our credit guidelines and/or the GSE guidelines for fully documented loans. Substantially all of our NIW after 2008 has been on prime loans. See the “Percentage of primary RIF” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—NIW, IIF, RIF” for a breakdown of the composition of our RIF by FICO Score.
Loans that we categorize as Alt-A, A minus loans or B/C loans are considered non-prime loans due to lower FICO scores, reduced loan file documentation, and/or the presence of other risk characteristics. See the “Percentage of primary RIF” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—NIW, IIF, RIF” for a breakdown of the composition of our RIF by loan grade.
Loan Type—ARMs; Interest-Only Mortgages. ARMs are loans that have an initial interest rate that will reset during the life of such loans. Our claim frequency on insured ARMs has been higher than on fixed-rate loans. It has been our experience that the credit performance of loans subject to reset five years or later from origination are less likely to result in a claim than ARMs with shorter initial fixed periods. Approximately 67.3% of the ARMs we insure, including Option ARMs (discussed below), have already had initial interest rate resets. An additional 3.0%, 2.2% and 2.6% of the ARMs we insure are scheduled to have initial interest rate resets during 2015, 2016 and 2017, respectively.
We also have insured Option ARMs that provide the borrower with different payment options. One of these options is a minimum payment that is below the fully amortizing payment, which results in interest being capitalized and added to the loan balance so that the loan balance continually increases, which is also referred to as negative amortization. In addition, we have insured interest-only mortgages, where the borrower pays only the interest charge on a mortgage for a specified period of time, usually five to ten years, after which the loan payment increases to include principal payments. We have not written any insurance on Option ARMs or interest-only mortgages since 2007 and 2011, respectively.
See the “Percentage of primary RIF” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—NIW, IIF, RIF” for a breakdown of the composition of our RIF by loan type.
Loan Purpose. Loan purpose may also impact our risk of loss. For example, cash-out refinance loans, where a borrower receives cash in connection with refinancing a loan, have been more likely to result in a claim than new purchase loans or loans that are refinanced only to adjust rate and term. See the “Percentage of primary RIF” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—NIW, IIF, RIF” for the percentage of our NIW and our RIF comprised of refinances.
Loan Size. Higher-priced properties with larger mortgage loan amounts generally have experienced wider fluctuations in value than moderately priced residences and have been more likely to result in a claim. The average loan size of our direct primary mortgage insurance in force (by product) as of December 31, 2014, 2013 and 2012 was as follows:

	December 31,
(In thousands)	2014	2013	2012
Prime	$200.2	$195.8	$184.9
Alt-A	190.3	190.0	193.2
A minus and below	129.5	129.9	131.4
Total portfolio	196.8	192.1	182.1

We consider other factors, including property type and occupancy type, in assessing our risk of loss. In general, it has been our experience that our risk of claim is lower on loans secured by single family detached housing than loans on other types of properties, and is higher on non-owner occupied homes purchased for investment purposes than on either primary or second homes.

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

Primary Default Count by Vintages 2001 - 2014

60,000
50,000
40,000
30,000
20,000
10,000
0
1
3
5
7
9
11
13
15
17
19
21
23
25
27
29
31
33
35
37
39
41
43
45
47
49
2007
2006
2001 - 2004
2005
2008 1H (1)
2014
2012
2011
2010
2008 2H (2)
2013
2009
# of quarters since origination

(1) First Half of 2008

(2) Second Half of 2008

The business we wrote in 2005 through 2008 contained a significant number of poorly underwritten and higher risk loans. As a result of these loan characteristics and the economic downturn that began in 2007, we have experienced substantially higher ultimate loss ratios for this portfolio than in previous policy years. In 2008, we implemented a number of changes to our underwriting guidelines aimed at improving the risk characteristics of the loans we insure. As a result of our more restrictive underwriting guidelines, the mortgage insurance we have been writing is predominantly prime credit quality fully documented loans, with FICO scores of 740 or above. We have observed significantly improved risk characteristics of these loans, including significant improvement in the default rates for RIF originated beginning in 2009, in particular when compared to the 2005 through 2008 portfolios.

The following table shows the states that have generated the highest number of primary insurance defaults (measured as of December 31, 2014) in our insured portfolio and the corresponding percentage of total defaults as of the dates indicated:

	December 31,
	2014		2013		2012
States with highest number of defaults:
Florida	6,122	13.5%	9,530	15.6%	15,415	16.5%
New York	3,161	7.0	3,632	6.0	4,586	4.9
New Jersey	3,103	6.8	3,503	5.8	4,587	4.9
Illinois	2,600	5.7	3,776	6.2	6,034	6.5
Ohio	2,408	5.3	3,130	5.1	4,601	4.9
Claims. Defaulted loans that fail to become current, or “cure,” may result in a claim under our mortgage insurance policies. Mortgage insurance claim volume is influenced by the circumstances surrounding the default. The rate at which defaults cure, or do not go to claim, depends in large part on a borrower’s financial resources and circumstances (including whether the borrower is eligible for a loan modification), local housing prices and housing supply (i.e., whether borrowers are able to cure defaults by selling the property in full satisfaction of all amounts due under the mortgage), interest rates and regional economic conditions. In our First-lien primary insurance business, the insured lender must acquire title to the property (typically through a foreclosure proceeding) before submitting a claim. The time for a lender to acquire title to a property through foreclosure varies depending on the state. Following the financial crisis, the time between a default and a request for claim payment increased, largely as a result of foreclosure delays due to, among other factors, increased scrutiny within the mortgage servicing industry and foreclosure process. Delays in foreclosures have continued to extend the timing of claim submissions, in particular as compared to historical standards. In our Second-lien insurance business, which is a small percentage of our RIF, foreclosure is not required and claims are typically submitted based on a contractual number of days that a borrower is in default. As a result, we typically are required to pay a claim much earlier, generally within approximately 150 days of a borrower’s missed payment. For our pool insurance business, loans were insured under policies separate from the Master Policies used in our primary mortgage insurance business. Typically, our pool policies require the insured to not only acquire title but also to actively market and ultimately liquidate the real estate asset before filing a claim, which generally lengthens the time between a default and a claim submission.
Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, relatively few claims on prime business are received during the first two years following issuance of a policy, and on non-prime business during the first year.
The following table shows the gross amount of direct claims paid by policy origination year for the periods indicated. Direct claims paid represent First-lien claims paid prior to reinsurance recoveries and captive termination payments and exclude LAE expenses paid and amounts paid under settlement agreements.

	Year Ended December 31,
($ in millions)	2014		2013		2012
Direct claims paid by origination year (First-lien):
2005 and prior	$219	27.0%	$303	25.7%	$268	26.4%
2006	163	20.1	239	20.3	194	19.1
2007	302	37.1	446	37.9	403	39.8
2008	107	13.2	169	14.3	137	13.5
2009	12	1.5	15	1.3	11	1.1
2010	4	0.5	4	0.3	1	0.1
2011	3	0.3	2	0.2	—	—
2012	2	0.2	—	—	—	—
2013	1	0.1	—	—	—	—
Total direct claims paid	$813	100.0%	$1,178	100.0%	$1,014	100.0%

The following table shows the states with the highest direct claims paid (measured as of December 31, 2014) for the periods indicated:

	Year Ended December 31,
(In millions)	2014	2013	2012
States with highest direct claims paid (First-lien):
Florida	$166.3	$247.6	$138.8
California	80.8	201.5	168.0
Illinois	73.5	108.2	56.8
Georgia	35.4	63.5	57.1
Ohio	33.6	50.4	34.0
Claim Severity. In addition to claim volume, Claim Severity is another significant factor affecting losses. We calculate the Claim Severity by dividing the claim paid amount by the original coverage amount. Factors that impact the severity of a claim include, but are not limited to, the size of the loan, the amount of mortgage insurance coverage placed on the loan and the impact of our loss management activities with respect to the loan. Pre-foreclosure sales, acquisitions and other early workout efforts help to reduce overall Claim Severity, as do actions we may take to reduce claim payment due to servicer negligence, as discussed below in “Claims Management.” The average Claim Severity for loans covered by our primary insurance was 100.2% for 2014, compared to 97.8% in 2013.

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
We have a dedicated loss mitigation group that works with servicers to identify and pursue loss mitigation opportunities for loans in both our performing and non-performing (defaulted) portfolios. This work includes regular surveillance and benchmarking of servicer performance with respect to default reporting, borrower retention efforts, foreclosure alternatives and foreclosure processing. Through this process, we seek to hold servicers accountable for their performance and communicate to servicers identified best practices for servicer performance. We evaluate and consider a number of factors that assess the quality of the loan origination and the loan servicing in determining the extent of our loss mitigation reviews and which loss mitigation strategies to pursue.
Claims. In our traditional mortgage insurance business, upon receipt of a valid claim, we generally have the following three settlement options:

(1)
pay the maximum liability and allow the insured lender to keep title to the property. The maximum liability is determined by multiplying (x) the claim amount (which consists of the unpaid loan principal, plus past due interest for a period of time specified in our Master Policies and certain expenses associated with the default) by (y) the applicable coverage percentage;

(2)	pay the amount of the claim required to make the lender whole (not to exceed our maximum liability), following an approved sale; or

(3)	pay the full claim amount and acquire title to the property.

Approved sales in which the underlying property has been sold for less than the outstanding loan amount are commonly referred to as “short sales.” Although short sales may have the effect of reducing our ultimate claim obligation, in some cases, a short sale will result in the payment of a claim in an amount that is equal to the maximum liability amount. Under our Master Policies, we retain the right to consent prior to the consummation of any short sales. Historically, we have consented to a short sale only after reviewing various factors, including among other items, the sale price relative to market and the ability of the borrower to contribute to any shortfall in the sale proceeds as compared to the outstanding loan amount. We have entered into agreements with each of the GSEs, pursuant to which we delegated to the GSEs our prior consent rights with respect to short sales on loans owned by the GSEs, as long as the short sales meet the GSE guidelines and processes for short sales and subject to certain other factors set forth in these agreements. As a result, instead of reviewing each individual transaction prior to short sale with respect to GSE loans, we instead perform a post-claim quality review of these short sales to ensure that they are meeting the specified requirements. We have the ability to terminate our delegated short sale agreements with the GSEs upon 60 days notice. We also provide for limited delegation authority to certain loan servicers for short sales under specific circumstances. For loans that are not owned by the GSEs and for which we have not granted specific delegation authority to the loan servicer, we continue to perform an individual analysis of each proposed short sale and provide our consent to these sales when appropriate.
After a claim is received, our loss management specialists focus on:

•
a review to determine compliance with applicable loan origination programs and our mortgage insurance policy requirements, including: (i) whether the loan qualified for insurance at the time the certificate of coverage was issued; and (ii) whether the insured has satisfied its obligation in meeting all necessary conditions in order for us to pay a claim (commonly referred to as “claim perfection”), including submitting all necessary documentation in connection with the claim;

•	analysis and prompt processing to ensure that valid claims are paid in an accurate and timely manner;

•	responses to loss mitigation opportunities presented by the insured; and

•	aggressive management and disposal of acquired real estate.
Claim Denials. We have the legal right under our Master Policies to deny a claim if the loan servicer does not produce documents necessary to perfect a claim, including evidence that the insured has acquired title to the property, within the time period specified in our Master Policies. Most often, a claim denial is the result of a servicer’s inability to provide the loan origination file or other servicing documents for review. If, after requests by us, the loan origination file or other servicing documents are not provided to us, we generally deny the claim. The terms of our Master Policies establish the timeline within which the insured must provide the necessary documents to perfect a claim. If we deny a claim, we continue to allow the insured the ability to perfect the claim for a period of time specified in our Master Policies. If the insured successfully perfects the claim within our specified timelines, we will process the claim, including a review of the loan to ensure appropriate underwriting and loan servicing.
Rescissions. Under the terms of our Master Policies we have the legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies. If we rescind coverage based on a determination that a loan did not qualify for insurance, we provide the insured with a period of time to challenge, or rebut, our decision.
Typical events that may give rise to our right to rescind coverage include the following: (1) we insure a loan under one of our Master Policies in reliance upon an application for insurance that contains a material misstatement, misrepresentation or omission, whether intentional or otherwise, or that was issued as a result of any act of fraud, subject to certain exceptions; or (2) we find that there was negligence in the origination of a loan that we insured. We also have rights of rescission arising from a breach of the insured’s representations and warranties contained in an endorsement to our Master Policies that is required with our delegated underwriting program. In certain circumstances, we may seek to rescind Structured Transactions for breach of representations and warranties pertaining to the insured loans having been underwritten in accordance with the agreed underwriting guidelines and in the absence of any fraud or misrepresentation.
If a rebuttal to our rescission is received and the insured provides additional information supporting the continuation (i.e., non-rescission) of coverage, we have the claim re-examined internally by a second, independent group. If the additional information supports the continuation of coverage, the insurance is reinstated and the claim is paid. After completion of this process, if we determine that the loan did not qualify for coverage, the insurance certificate is rescinded (and the premium refunded) and we consider the rescission to be final and resolved. Although we may make a final determination internally with respect to a rescission, it is possible that a legal challenge to our decision to rescind coverage may be brought after we have rescinded coverage during a period of time that is specified under the terms of our Master Policies.

During the first quarter of 2012, we began offering a limited rescission waiver program under our Prior Master Policy for our delegated underwriting customers, in which we agree not to rescind coverage due to non-compliance with our underwriting guidelines so long as the borrower makes 36 consecutive payments (commencing with the initial required payment) from his or her own funds. This program does not restrict our rights to rescind coverage in the event of fraud or misrepresentation in the origination of the loans we insure. As part of our 2014 Master Policy for new insurance written after October 1, 2014, we now offer 12-month and 36-month rescission relief programs in accordance with the specified terms and conditions set forth in the new policy. For a discussion of the 2014 Master Policy, see “—Business—Traditional Risk.”
Claim Curtailments. We also have rights under our Master Policies to curtail, and in some circumstances, deny claims due to servicer negligence. Examples of servicer negligence may include, without limitation:

•	a failure to report information to us on a timely basis as required under our Master Policies;

•	a failure to pursue loss mitigation opportunities presented by borrowers, realtors and/or any other interested parties;

•
a failure to pursue loan modifications and/or refinancings through programs available to borrowers or an undue delay in presenting claims to us (including as a result of improper handling of foreclosure proceedings), which increases the interest or other components of a claim we are required to pay; and

•	a failure to initiate and diligently pursue foreclosure or other appropriate proceedings within the timeframe specified in our Master Policies.
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
Our mortgage insurance business employs a comprehensive risk management function, which is responsible for establishing our credit and counterparty risk policies, monitoring compliance with our policies, managing our insured portfolio and communicating credit related issues to management and the Credit Committee of our Board.

1.	Risk Origination and Servicing
We believe that understanding our business partners and customers is a key component of managing risk. Accordingly, we assign risk managers to our customers so that they can more effectively perform ongoing business-level due diligence. This also allows us to better customize our credit and servicing policies to address individual lender-specific and servicer-specific strengths and weaknesses.

2.	Portfolio Management
We manage the allocation of capital within our mortgage insurance business by, among other things, establishing portfolio limits for product type, loan attributes, geographic concentration and counterparties. We also identify, evaluate and negotiate potential transactions for terminating insurance risk and for distributing risk to others through commutations and external reinsurance arrangements discussed below under “—Reinsurance—Ceded.”
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

3.	Credit Policy
We establish and maintain mortgage-related, credit risk policies that reflect our willingness to accept risk regarding counterparty, portfolio, operational and structured risks involving mortgage collateral. We establish risk guidelines for product types and loan attributes. Quality control is a key element of our credit policy function, and as part of our quality control program, we audit individual loan files to examine underwriting decisions for compliance with agreed-upon underwriting guidelines. These audits are conducted across loans submitted through our delegated and non-delegated underwriting channels.

4.	Reinsurance—Ceded
We use reinsurance as a risk management tool in our mortgage insurance business.
Third-Party Quota Share Transactions. During 2012, Radian Guaranty entered into two quota share reinsurance agreements with a third-party reinsurance provider in order to proactively manage Radian Guaranty’s Risk-to-capital. Through the Initial QSR Transaction, Radian Guaranty agreed to cede to the third-party reinsurance provider 20% of its NIW beginning with the business written in the fourth quarter of 2011. As of December 31, 2014, RIF ceded under the Initial QSR Transaction was $1.1 billion. In the fourth quarter of 2012 Radian Guaranty and the same third-party reinsurance provider entered into the Second QSR Transaction. The limitation on ceded risk in the Second QSR Transaction was $750 million initially and increased by mutual agreement of the parties up to $1.6 billion, which was the RIF ceded under this transaction as of December 31, 2014. Effective January 1, 2015, having ceded the maximum amounts permitted under the QSR Reinsurance Transactions, Radian Guaranty is no longer ceding NIW under these agreements. Each of the quota share reinsurance agreements provide Radian Guaranty with an option to reassume a portion of the related RIF in exchange for a payment of a predefined commutation amount from the reinsurer under certain circumstances and on specified dates. Under the Initial QSR Transaction Radian Guaranty had the option to recapture a portion of the ceded risk on December 31, 2014. Instead of exercising its right to recapture that risk, Radian Guaranty negotiated an amendment with the third-party reinsurance provider to leave the reinsurance in place and received a $9.2 million profit commission based on experience to date, as well as a $15.0 million upfront supplemental ceding commission. The primary purpose of this amendment was to provide Radian Guaranty continued capital relief in anticipation of a need to comply with the PMIERs Financial Requirements. See Note 8 of Notes to Consolidated Financial Statements for information regarding these two transactions.
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
Captive Reinsurance. We and other companies in the mortgage insurance industry participated in reinsurance arrangements with mortgage lenders commonly referred to as “captive reinsurance arrangements.” Under captive reinsurance arrangements, a mortgage lender typically established a reinsurance company that assumed part of the risk associated with the portfolio of that lender’s mortgages insured by us on a flow basis (as compared to mortgages insured in Structured Transactions, which typically are not eligible for captive reinsurance arrangements). In return for the reinsurance company’s assumption of a portion of the risk, we ceded to the reinsurance company a portion of the mortgage insurance premiums that otherwise would have been paid to us. Captive reinsurance typically was conducted on an “excess-of-loss” basis, with the captive reinsurer paying losses only after a certain level of losses had been incurred. In addition, on a limited basis, we participated in “quota share” captive reinsurance arrangements under which the captive reinsurance company assumed a pro rata share of all losses in return for a pro rata share of the premiums collected. For additional information about our captive reinsurance arrangements, see “Item 3. Legal Proceedings.”
As a result of the housing and related credit market downturn that began in 2007, most captive reinsurance arrangements have “attached,” meaning that losses have exceeded the threshold so that we are now entitled to cash recoveries from the captive. Ceded losses recoverable related to captives at December 31, 2014 were $24.7 million. We expect that most of the actual cash recoveries from those captives that have not yet been terminated will be received over the next few years.

We have terminated a significant portion of our remaining captive reinsurance arrangements on a “cut-off” basis, meaning that the terminated captive arrangements were dissolved and all outstanding liabilities were settled. All of our existing captive reinsurance arrangements are operating on a run-off basis, meaning that no new business is being placed in these captives.
As of December 31, 2014, we have received total cash reinsurance recoveries of approximately $909.6 million (including recoveries from the termination of captive arrangements discussed above) from captive reinsurance arrangements and our former Smart Home Program for reinsuring risk on non-prime mortgages, with most of these recoveries coming from captive reinsurance arrangements.

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
Our top 10 mortgage insurance customers, measured by primary NIW, represented 22.9% of our primary NIW in 2014, compared to 25.8% and 24.8% in 2013 and 2012, respectively. The largest single mortgage insurance customer (including branches and affiliates), measured by primary NIW, accounted for 4.0% of NIW during 2014, compared to 5.8% and 6.2% in 2013 and 2012, respectively. Earned premiums attributable to Wells Fargo accounted for more than 10% of our consolidated revenues in 2014, 2013 and 2012. See “Item 1A. Risk Factors—Our NIW and franchise value could decline if we lose business from significant customers.”

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
We have developed training programs for our customers to help their employees develop the skills to respond to changing market demands and regulatory requirements. Our training is provided to customers to promote the role of private mortgage insurance in the marketplace as well as to promote Radian Guaranty’s specific products and offerings. We offer training in three format options: instructor-led classroom sessions, instructor-led webinars and self-directed web-based training. In 2014, we trained more than 30,000 mortgage professionals both in-person and online, an increase of 25% from 2013.

H.	Competition
We operate in the highly competitive U.S. mortgage insurance industry. Our competitors include other private mortgage insurers and federal and state governmental and quasi-governmental agencies.
We compete with other private mortgage insurers on the basis of price, terms and conditions, customer relationships, reputation, perceived ability to comply with applicable capital and other financial strength requirements (including projected compliance with the PMIERs) and overall service. Service-based competition includes effective and timely delivery of products, timeliness of claims payments, training, loss mitigation efforts and management and field service expertise. We currently compete directly with the following six private mortgage insurers: Arch U.S. MI (acquired CMG Mortgage Company effective January 30, 2014), Essent Guaranty Inc., Genworth Financial Inc., Mortgage Guaranty Insurance Corporation, NMI Holdings, Inc. and United Guaranty Corporation. Certain of our private mortgage insurance competitors are subsidiaries of larger corporations that may have access to greater amounts of capital and financial resources than we do and may have better financial strength ratings than we have. In addition, three of our competitors are new entrants to the industry and are not burdened by legacy credit risks.
We also compete with various federal and state governmental and quasi-governmental agencies, principally the FHA, and to a lesser extent, the VA. Beginning in 2008, the FHA, which historically had not been a significant competitor, substantially increased its market share of the insured mortgage market. Since 2010, the private mortgage insurance industry has been recapturing market share from the FHA, primarily due to improvements in the financial strength of certain private mortgage insurers, the development of new products and marketing efforts directed at competing with the FHA, increases in the FHA’s pricing, the pursuit of legal remedies against FHA approved lenders related to loans insured by the FHA, as well as various policy changes at the FHA and the general elimination of the premium cancellation provision. For 2014, the FHA’s market share was 32.0% of the insured market. Recently, in January 2015, the FHA announced a 50 basis point reduction to its annual mortgage insurance premium. The FHA’s reduction in annual premiums may impact our competitiveness with respect to certain high LTV loans to borrowers with FICO scores below 720. See “Item 1A. Risk Factors—Our mortgage insurance business faces intense competition.”

III.	Mortgage and Real Estate Services (“MRES”)

A.	Acquisition of Clayton
On June 30, 2014, we acquired Clayton, a leading provider of services and solutions to the mortgage and real estate industries. In connection with the acquisition of Clayton, we introduced a new reporting segment — Mortgage and Real Estate Services, also referred to as “MRES.”

B.	Business

1.	Services Offered
Our MRES segment consists primarily of Clayton and provides services and solutions to the mortgage and real estate industries, including outsourced services, mortgage-related analytics and specialized consulting and surveillance services for buyers and sellers of, and investors in, mortgage and real estate-related loans and securities and other debt instruments. Our MRES segment provides information and services that financial institutions, investors and government entities, among others, use to evaluate, acquire, securitize, service and monitor loans and asset-backed securities. The primary services offered are described further below and include: loan review and due diligence; surveillance; component services and REO management services offered through Clayton’s subsidiary, Green River Capital; and services for the European mortgage market offered through Clayton’s EuroRisk business.
Loan Review & Due Diligence. Our loan review and due diligence services include loan-level due diligence for various asset classes and securitizations, with a primary focus on the residential mortgage and RMBS markets. We utilize skilled professionals and proprietary technology, with offerings focused on credit underwriting, regulatory compliance and collateral valuation. These services help our clients understand the risk contained in a loan file, and provide them with information to help them price, acquire, securitize or service the assets we review. We believe that we have the leading market share among the providers of due diligence services for non-GSE RMBS issuance and GSE risk-sharing transactions.
As part of our due diligence and review services, we offer credit underwriting reviews and compliance reviews to verify that loan file documentation conforms to specified guidelines and regulatory requirements. We leverage our underwriting expertise to offer mortgage fraud review and re-verification, including identifying breaches in representations and warranties made by sellers of the loans. In addition, we offer data integrity services and legal document review services. For the year ended December 31, 2014, loan review and due diligence services contributed 36% of total services revenue for our MRES segment.
Surveillance. Our surveillance services utilize proprietary technology and skilled professionals to provide ongoing, independent monitoring of loan quality and loan servicer performance. Our offerings include RMBS surveillance, loan servicer oversight and consulting services. RMBS surveillance services monitor the servicers of mortgage loans underlying outstanding RMBS. Loan servicer oversight provides regular monitoring of servicing operations to measure and assess compliance with applicable policies and regulations, and also includes monthly loan-level testing of loss-mitigation and other servicing activities. Our consulting services are focused on regulatory compliance and operational reviews of both mortgage servicers and loan originators. For the year ended December 31, 2014, surveillance services contributed 17% of total services revenue for our MRES segment.
Component Services. Our component service offerings are primarily focused on the single family rental market, and include valuations, property inspections, title reviews, lease reviews and tax lien reviews. We provide these services and due diligence reviews to issuers of single family rental securitizations as well as to lenders and investors in the single family rental market. In addition, we provide valuation services, which primarily consist of broker price opinions, to investors and servicers of non-performing mortgage loans and REO properties. For the year ended December 31, 2014, component services contributed 23% of total services revenue for our MRES segment.
REO Management. Our REO management services provide management of the entire REO disposition process, including management of the eviction and redemption process, management of property preservation and repairs, property valuation, title reviews and curative work, marketing, offer negotiation and closing services. For the year ended December 31, 2014, REO management services contributed 16% of total services revenue for our MRES segment.

EuroRisk. Our EuroRisk operations provide outsourced mortgage services in the United Kingdom and Europe, with offerings that include due diligence services, quality control reviews, valuation reviews and consulting services. EuroRisk provides services to mortgage originators and servicers, as well as to investors in performing and non-performing mortgage loans. For the year ended December 31, 2014, EuroRisk contributed 8% of total services revenue for our MRES segment. All of the EuroRisk services revenue is generated in foreign countries, primarily the United Kingdom and Greece, and represents the only revenue that Radian derives from foreign countries.
Sales volume in our MRES business segment depends in part on the overall activity in the mortgage finance market and the health of related industries. We believe the diversity of the services offered by MRES, which are intended to cover all phases of the mortgage value chain, will help to sustain a demand for services throughout various economic and mortgage finance environments. For example, the demand for due diligence services may decrease due to unfavorable economic conditions resulting in lower mortgage origination and securitization volumes, whereas the demand for REO management services may tend to increase in such an environment. In addition, while the size of the mortgage finance market may be adversely impacted by increased regulatory requirements, such as the recently adopted CFPB mortgage servicing standards and the new regulatory requirements for third-party review of loans in asset-backed securities, these requirements may increase the demand for certain of our services.

2.	Fee-for-Service Contracts
Our MRES segment is a fee-for-service business. Our services revenue is generated under three basic types of contracts:
Fixed-Price Contracts. Under a fixed-price contract, we agree to perform the specified work for a pre-determined per-unit or per-file price. We use fixed-price contracts in our component services and our loan review and due diligence services. These contracts are also used in our surveillance business for our servicer oversight services and RMBS surveillance services, as well as in our REO management business.
Time-and-Expense Contracts. Under a time-and-expense contract, we are paid a fixed hourly rate for each direct labor hour expended, and we are reimbursed for billable out-of-pocket expenses as work is performed. These contracts are used in our loan review and due diligence and EuroRisk services offerings, as well as in the consulting services that we offer as part of our surveillance business.
Percentage-of-Sale Contracts. A portion of REO management services are provided under percentage-of-sale contracts, in which we are paid a contractual percentage of the sale proceeds upon the sale of each property. These contracts are only used for our REO management services.
In most cases, our contracts with our clients do not include minimum volume commitments and can be terminated at any time by our clients. Although some of our contracts and assignments are recurring in nature, and include repetitive monthly assignments, a significant portion of our engagements are transactional in nature and may be performed in connection with securitizations, loan sales, loan purchases or other transactions. Due to the transactional nature of our business, our MRES revenues may fluctuate from period to period as transactions are commenced or completed.

C.	Customers
We have a broad range of customers for our MRES segment due to the breadth of services we are able to offer across the mortgage value chain. Our principal customers are buyers and sellers of, and investors in, mortgage- and real estate-related loans and securities and other debt instruments. These customers comprise:

•	Banks, credit unions, mortgage banks and other originators of mortgage loans;

•	RMBS issuers, securitization trusts, the GSEs, investment banks and other investors in mortgage-related debt instruments and other securities;

•	Mortgage servicers; and

•	Regulators and rating agencies involved in the mortgage, real estate and housing finance markets.
Our clients include many of the largest financial institutions and participants in the mortgage sector and, as such, our MRES revenue is concentrated among our largest clients. The top ten clients for our MRES business contributed 64% of the total services revenues for MRES during the year ended December 31, 2014. The loss of a significant client could have a material impact on the results of operations for our MRES segment.

D.	Competition
We believe that we are uniquely positioned as a single provider of an array of outsourced services and solutions to participants in the mortgage value chain. We are not aware of any other firm that provides a comparable range of services to the residential mortgage and real estate industries. However, we have multiple competitors within each of our individual lines of business. Our competitors mainly include small privately-held companies and subsidiaries of large publicly-traded companies. Significant competitors within each of our business lines include:

•
Loan review & due diligence – American Mortgage Consultants, Inc., Digital Risk, LLC, JCIII & Associates, LenderLive Network, Inc., Opus Capital Markets Consultants, LLC and Stewart Lender Services, Inc.

•	Surveillance – CoreLogic, Inc., Digital Risk, LLC, FTI Consulting, Inc., Pentalpha Surveillance LLC and Promontory Financial Group, LLC

•	Component services – Carrington Property Services, LLC, ClearCapital.com, Inc., CoreLogic, Inc., Pro Teck Valuation Services and ServiceLink

•	REO management – Altisource Portfolio Solutions S.A., Atlas Nationwide, Inc., Solutionstar Holdings LLC, Stewart Lender Services, Inc. and VRM Mortgage Services

•	EuroRisk – Deloitte LLP, PricewaterhouseCoopers LLP, Ernst & Young LLP, KPMG LLP, Situs Group, LLC, Euristix Ltd and Rockstead Ltd
Across all business lines, we compete on the basis of industry expertise, price, technology, service levels and relationships.

IV.	Discontinued Operations — Financial Guaranty

A.	Business
Radian Asset Assurance provides direct insurance and reinsurance on credit-based structured finance and public finance risks. Radian expects to complete the sale of Radian Asset Assurance to Assured in the first half of 2015 pursuant to the Radian Asset Assurance Stock Purchase Agreement, subject to satisfaction of customary closing conditions including regulatory approvals. For additional information related to discontinued operations, see Note 3 of Notes to Consolidated Financial Statements.
Although closing under the Radian Asset Stock Purchase Agreement is subject to conditions, the purchase price is not subject to adjustment based on Radian Asset Assurance’s results of operations, changes in valuation or market conditions occurring after December 31, 2014 through the closing date. Therefore, assuming satisfaction of the closing conditions, which we expect will be satisfied, the financial results of Radian Asset Assurance are not expected to have an impact on Radian’s financial condition or results of operations after December 31, 2014. See “Item 1A. Risk Factors—Failure to complete the sale of Radian Asset Assurance pursuant to the Radian Asset Assurance Stock Purchase Agreement could negatively impact our business and our financial condition, and could adversely impact our ability to comply with the PMIERs Financial Requirements.”

V.	Investment Policy and Portfolio
Our investment portfolio is our primary source of liquidity to satisfy our insured obligations and to support our ongoing operations.
We follow an investment policy that is applied on a consolidated risk and asset allocation basis and requires the following:

•
At least 75% of our investment portfolio, based on market value, must consist of investment securities that are assigned a quality designation of NAIC 1 by the NAIC or equivalent ratings by a NRSRO (i.e., “A-” or better by S&P and “A3” or better by Moody’s);

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
Oversight responsibility of our investment portfolio rests with management, and allocations are set by periodic asset allocation studies, calibrated by risk and return and after-tax considerations. We manage approximately 40% of the investment portfolio (the portion of the portfolio largely consisting of U.S. Treasury obligations and short-term investments) internally, with the remainder managed by six external managers. External managers are selected by management based primarily upon the selected allocations, as well as factors such as historical returns and stability of their management teams. Management’s selections are presented to and approved by the Investment and Finance Committee of our Board.
At December 31, 2014, our investment portfolio (excluding assets held for sale related to discontinued operations) had a cost basis of $3.55 billion and carrying value of $3.63 billion, including $1.30 billion of short-term investments. Our investment portfolio did not include any real estate or whole mortgage loans at December 31, 2014. The portfolio included 112 privately placed, investment grade securities with an aggregate carrying value of $316.6 million at December 31, 2014. At December 31, 2014, 93.5% of our investment portfolio was rated investment grade.

A.	Investment Portfolio Diversification
The diversification of our investment portfolio, excluding assets held for sale, at December 31, 2014 was as follows:

	Fair Value	Percent
($ in millions)
U.S. government and agency securities (1)	$140.3	3.9%
State and municipal obligations	362.8	10.0
Money market instruments	600.3	16.5
Corporate bonds and notes	992.8	27.3
RMBS (2)	132.3	3.6
CMBS	246.8	6.8
Other ABS (3)	185.5	5.1
Foreign government and agency securities	37.7	1.0
Equity securities (4)	215.6	5.9
Other investments (5)	20.5	0.6
Short-term investments—U.S. government treasury bills	700.6	19.3
Total	$3,635.2	100.0%
___________________

(1)	Substantially all of these securities are backed by the full faith and credit of the U.S. government.

(2)	These RMBS are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

(3)	Primarily comprised of AAA-rated obligations.

(4)
Comprised of broadly diversified domestic equity mutual funds ($143.0 million fair value) and various preferred and common stocks invested across numerous companies and industries ($72.6 million fair value).

(5)	Includes $20.5 million (fair value) of investments that have a carrying value of $14.6 million, which represents amortized cost.

B.	Investment Portfolio Scheduled Maturity
The weighted average duration of the assets in our investment portfolio as of December 31, 2014 was 3.5 years. The following table shows the scheduled maturities of the securities held in our investment portfolio at December 31, 2014:

	Fair Value	Percent
($ in millions)
Short-term investments	$1,300.9	35.8%
Due in one year or less (1)	87.7	2.4
Due after one year through five years (1)	304.9	8.4
Due after five years through ten years (1)	680.0	18.7
Due after ten years (1)	461.0	12.7
RMBS (2)	132.3	3.6
CMBS (2)	246.8	6.8
Other ABS (2)	185.5	5.1
Other investments (3)	236.1	6.5
Total	$3,635.2	100.0%
___________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS and other ABS are shown separately, as they are not due at a single maturity date.

(3)	No stated maturity date.

C.	Investment Portfolio by Rating
The following table shows the ratings of our investment portfolio as of December 31, 2014:

	Fair Value	Percent
($ in millions)
Rating (1)
AAA (2)	$1,920.4	52.9%
AA	376.1	10.3
A	772.2	21.2
BBB	330.4	9.1
Equity securities	215.6	5.9
Other invested assets (3)	20.5	0.6
Total	$3,635.2	100.0%
___________________

(1)	Reflects the highest NRSRO rating assigned to the security as of December 31, 2014.

(2)
Includes $832.3 million of AAA-rated U.S. government and agency securities, $68.6 million in Ginnie Mae securities, $42.7 million in Freddie Mac securities, and $28.6 million in Fannie Mae securities that have not been rated by a NRSRO as of December 31, 2014.

(3)	Includes limited partnership investments.

D.	Investment Risk Concentration
As of December 31, 2014 we did not have any investment in any person and its affiliates that exceeded 10% of our total stockholders’ equity.

VI.	Regulation

A.	State Regulation
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
In addition to New York, Radian Asset Assurance is authorized to write financial guaranty or surety insurance (or in one state where there is no specific authorization for financial guaranty insurance, credit insurance) in each of the other 49 states, the District of Columbia, Guam, the U.S. Virgin Islands and the Commonwealth of Puerto Rico. See, “ — Discontinued Operations — Financial Guaranty.”
RGRI. Radian Guaranty Reinsurance Inc. is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of credit insurance, which includes the authority to reinsure policies of mortgage guaranty insurance. It is a monoline insurer restricted to writing only mortgage guaranty insurance or reinsurance. RGRI is not licensed or authorized to write direct mortgage guaranty insurance in any states other than Pennsylvania and Texas. RGRI is a wholly-owned subsidiary of Radian Group.

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
Radian Investor Surety Inc. Radian Investor Surety Inc. is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of mortgage credit-related products. Radian Investor Surety Inc. is not licensed in any jurisdiction other than Pennsylvania. Radian Investor Surety Inc. is an indirect subsidiary of Radian Group.

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
In 2012, Pennsylvania adopted amendments to its insurance holding company statutes that impose more extensive informational and reporting requirements on parents and other affiliates of Pennsylvania-domiciled insurers with the purpose of protecting them from enterprise risk. Pennsylvania also adopted the Risk Management and Own Risk and Solvency Assessment Act, which is effective January 1, 2015 and requires, among other things, that Pennsylvania-domiciled insurers maintain a risk management framework and conduct an Own Risk and Solvency Assessment (“ORSA”) in accordance with applicable NAIC requirements.

2.	Dividends
Radian Guaranty, Radian Insurance, RMAI, Radian Mortgage Insurance, RGRI and Radian Investor Surety Inc. Under Pennsylvania’s insurance laws, dividends and other distributions may only be paid out of an insurer’s positive unassigned surplus, measured as of the end of the prior fiscal year, unless the Pennsylvania Insurance Commissioner approves the payment of dividends or other distributions from another source. Radian Guaranty, Radian Insurance, RMAI, Radian Mortgage Insurance and RGRI each had negative unassigned surplus at December 31, 2014 of $715.7 million, $279.5 million, $161.5 million, $46.0 million and $341.2 million, respectively. In addition, Radian Investor Surety Inc. was formed during 2014 and had an immaterial amount of negative unassigned surplus at December 31, 2014. Therefore, no dividends or other distributions can be paid by these subsidiaries in 2015 without approval from the Pennsylvania Insurance Commissioner. Similarly, Radian Guaranty, Radian Insurance, RMAI, Radian Mortgage Insurance and RGRI did not have positive unassigned surplus as of the end of 2013, and therefore did not have the ability to pay any dividends in 2014.
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
Radian Asset Assurance. Under New York insurance laws, Radian Asset Assurance may only pay dividends from statutory earned surplus. While all proposed dividends and distributions to shareholders must be filed with the NYSDFS prior to payment, Radian Asset Assurance may pay “ordinary dividends” without prior approval of the NYSDFS when the total of all other dividends declared or distributed by it during the preceding 12 months, is the lesser of 10% of its statutory surplus to policyholders, as shown on its last statement on file with the NYSDFS, or 100% of statutory adjusted net investment income during such period. In addition the NYSDFS, in its discretion, may approve a dividend distribution greater than would be permitted as an ordinary dividend. In the third quarter of 2014, Radian Asset Assurance, upon receipt of approval from the NYSDFS, declared and paid an Extraordinary Dividend of $150 million to Radian Guaranty. As a result of the pending sale of Radian Asset Assurance to Assured, which is expected to occur in the first half of 2015, we do not expect Radian Asset Assurance to have the capacity to distribute any additional ordinary dividends to Radian Guaranty or to request any further NYSDFS approval for an Extraordinary Dividend prior to the completion of the sale.

3.	Risk-to-Capital
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum ratio of statutory capital relative to the level of net RIF, or “risk-to-capital.” The sixteen RBC States currently impose a Statutory RBC Requirement. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States there is a Statutory RBC Requirement that Radian Guaranty must satisfy a MPP Requirement. The statutory capital requirements for the non-RBC States are de minimis (ranging from $1 million to $5 million); however, the insurance laws of these states generally grant broad supervisory powers to state agencies or officials to enforce rules or exercise discretion affecting almost every significant aspect of insurance business, including the power to revoke or restrict an insurance company’s ability to write new business. Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of such state, it may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. In 2014 and 2013, the RBC States accounted for approximately 56.3% and 55.7%, respectively, of Radian Guaranty’s total primary NIW.
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

As of December 31, 2014, Radian Guaranty’s Risk-to-capital, after giving effect to a $100 million capital contribution from Radian Group in February 2015, was 17.9 to 1 and Radian Guaranty was in compliance with all applicable Statutory RBC Requirements. See “Item 1A. Risk Factors — Our insurance subsidiaries are subject to comprehensive state insurance regulations and other requirements, including capital adequacy measures, which if we fail to satisfy, could limit our ability to write new insurance and increase restrictions and requirements placed on our insurance subsidiaries.”

4.	Contingency Reserves
For statutory reporting, mortgage insurance companies are required annually to set aside contingency reserves in an amount equal to 50% of earned premiums. Such amounts cannot be released into surplus for a period of 10 years, except when loss ratios exceed 35%, in which case the amount above 35% can be released under certain circumstances. The contingency reserve, which is designed to be a reserve against catastrophic losses, essentially restricts dividends and other distributions by mortgage insurance companies. We classify the contingency reserves of our mortgage insurance subsidiaries as a statutory liability. At December 31, 2014, Radian Guaranty, Radian Insurance, Radian Mortgage Insurance and RGRI had contingency reserves of $389.4 million, $46.7 million, $12.6 million and $81.4 million, respectively.
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
In 2014, 2013 and 2012 we received approval from the NYSDFS to release approximately $102.5 million, $61.1 million and $54.5 million, respectively, from the contingency reserves of Radian Asset Assurance to statutory surplus as a result of certain policies that had matured and other insurance coverage that was terminated, in addition to an aggregate of $93.2 million of contingency reserves that were released in 2012 and 2013 as a result of reinsurance commutations.
At December 31, 2014, Radian Asset Assurance had contingency reserves of $189.1 million.

5.	Reinsurance
Certain states limit the amount of risk a mortgage insurer may retain on a single loan to 25% of the total loan amount. Coverage in excess of 25% (i.e., deep coverage) must be reinsured. Radian Guaranty currently reinsures coverage in excess of 25% with RGRI, Radian Insurance and Radian Mortgage Insurance in order to remain in compliance with these insurance regulations.

B.	Direct Federal Regulation

1.	GSE Requirements
As the largest purchasers of conventional mortgage loans, and therefore, the main beneficiaries of private mortgage insurance, the GSEs impose eligibility requirements that private mortgage insurers must satisfy in order to be approved to insure loans purchased by the GSEs.
Current Eligibility Requirements. The current eligibility requirements, among other things, impose limitations on the type of risk insured, standards for the geographic and customer diversification of risk, procedures for claims handling, standards for acceptable underwriting practices, standards for certain reinsurance cessions and financial requirements, including capital adequacy standards. In order to maintain the highest level of eligibility with the GSEs, mortgage insurers historically had to maintain an insurance financial strength rating of AA- or Aa3 from at least two of the three rating agencies by which they are customarily rated. Although our ratings have been substantially below these required ratings for several years, the GSEs have allowed Radian Guaranty and certain other private mortgage insurers to operate under business and financial remediation plans and retain their eligibility status. If the GSEs were to determine that our remediation plans are not satisfactory, including in particular that our plans will not provide the level of capital required by our mortgage insurance business, we could lose our eligibility with the GSEs. See “Item 1A. Risk Factors — Radian Guaranty may be unable to comply with applicable GSE eligibility requirements, including the final PMIERs, which if adopted in their current proposed form, could negatively impact Radian Guaranty’s expected return on equity, decrease Radian Guaranty’s NIW, and subject Radian Guaranty to extensive and more stringent operational requirements.”

As discussed below, the GSEs are in the process of revising their eligibility requirements for private mortgage insurers. In September 2014, Fannie Mae notified us (and other private mortgage insurers operating under remediation plans), that for the period until the new eligibility requirements are finalized, Fannie Mae would impose additional terms and conditions for Radian Guaranty to maintain eligibility as a Fannie Mae approved mortgage insurer. In the event that Radian Guaranty fails to comply with the additional requirements, Fannie Mae may impose further conditions on Radian Guaranty, or may suspend or terminate its status as an eligible insurer. These additional requirements provide that Radian Guaranty must obtain Fannie Mae’s prior written approval before taking any of the following actions:

•	enter into any new or alter any existing capital support agreement, assumption of liabilities, or guaranty agreement (except for contractual agreements in the normal course of business);

•	enter into any new arrangements or alter any existing arrangements under lease, tax-sharing, and intercompany expense-sharing agreements;

•	make any investment, contribution, or loan to any affiliates, subsidiaries or non-affiliated entities;

•	pay dividends to its affiliates or its holding company;

•	enter into any new risk novation or commutation transaction;

•
incur or assume an obligation or indebtedness, contingent or otherwise, including, without limitation, an obligation to provide additional insurance, or related service or product, or to provide remedy to an obligation of a subsidiary;

•
permit a material change in, or acquisition of, control or beneficial ownership (deemed to occur if any person or entity or group of persons or entities acquires or seeks to acquire 10% or more of the voting securities or securities convertible into voting securities);

•	make changes to its corporate or legal structure;

•	transfer or otherwise shift its assets, risk, or liabilities to any subdivision, segment, or segregated or separate account or a U.S. mortgage insurance affiliate or subsidiary;

•	assume any material risk other than directly providing mortgage guaranty insurance;

•	provide capital, capital support, or financial guaranty to any U.S. mortgage insurance affiliate or subsidiary that is either an approved insurer or an exclusive affiliated reinsurer;

•	enter into any new or alter any existing reinsurance or risk sharing transaction; and

•	with respect to lender captive reinsurance arrangements:

◦
allow lender captive reinsurance providers to pay dividends or distribute funds to the parent or affiliates of the lender captive reinsurer in amounts greater than permitted by the lender captive reinsurance contract;

◦	effect a material or economically adverse alteration or amendment to a lender captive reinsurance contract; and

◦	terminate any lender captive reinsurance contract unless it would receive at least 80% of the value of assets in the captive trust.
We expect the foregoing additional requirements to remain in effect until the PMIERs are finalized and become effective.
PMIERs — Private Mortgage Insurer Eligibility Requirements. The GSEs are in the process of revising their eligibility requirements for private mortgage insurers. As part of this process, the FHFA released proposed PMIERs for public comment on July 10, 2014. The PMIERs, when finalized and adopted, will establish the revised requirements that the GSEs will impose on private mortgage insurers, including Radian Guaranty, to remain eligible insurers of mortgage loans purchased by the GSEs. The proposed PMIERs include the PMIERs Financial Requirements that are expected to replace the capital adequacy standards under the current GSE eligibility requirements. The proposed PMIERs Financial Requirements require a mortgage insurer’s Available Assets to meet or exceed Minimum Required Assets that are calculated based on RIF and a variety of measures designed to evaluate credit quality. Among other things, the proposed PMIERs exclude from Available Assets: (i) an amount equal to Unearned Premium Reserves; and (ii) certain subsidiary capital, including Radian Guaranty’s capital that is attributable to its ownership of Radian Asset Assurance.

The public comment period for the proposed PMIERs ended on September 8, 2014. The FHFA is currently reviewing and considering input before adopting the final PMIERs. All aspects of the final PMIERs are expected to become effective 180 days after their final publication. Approved insurers who fail to meet the PMIERs Financial Requirements when they become effective 180 days after their publication may, at the discretion of the GSEs, operate under a transition plan during an extended transition period of up to two years from the final publication date, and would continue to be eligible insurers during that period. We expect the final PMIERs to be published during the first half of 2015 and to become effective by the end of 2015. See “Item 1A. Risk Factors — Radian Guaranty may be unable to comply with applicable GSE eligibility requirements, including the final PMIERs, which if adopted in their current proposed form, could negatively impact Radian Guaranty’s expected return on equity, decrease Radian Guaranty’s NIW, and subject Radian Guaranty to extensive and more stringent operational requirements.”
Other GSE Business Practices and Requirements. The GSEs acting independently or through their conservator, the FHFA, have the ability to change their business practices and requirements in ways that impact our business. Recent examples of changes in the GSEs’ business practices and requirements that impact our business are:

•
implementation of new minimum requirements for master insurance policies for loans the GSEs acquire that include, among other requirements, specific standards for loss mitigation and claims processing activities; and

•	the proposed PMIERs which, once adopted, will implement new GSE eligibility requirements for private mortgage insurers.
Other changes in the business practices or requirements of the GSEs that could impact our business include changes in the underwriting standards for mortgages they purchase, changes in the terms on which mortgage insurance coverage may be cancelled and changes in the LLPAs and guarantee fees for loans they purchase. See “Item 1A. Risk Factors—Because most of the mortgage loans that we insure are sold to Freddie Mac and Fannie Mae, changes in their charters or business practices could significantly impact our mortgage insurance business.”
The GSEs had discontinued programs to acquire loans with LTV ratios at or above 97% in January 2013. However, in December 2014, the GSEs announced new lending guidelines that enable them to acquire loans with LTV ratios of 97% for certain qualifying borrowers. Although most of these loans will require private mortgage insurance coverage, we expect that FHA pricing for a portion of these loans will be more favorable than our pricing.
In January 2014, the FHFA delayed the implementation of planned increases in the GSEs’ guarantee fees in order to further review and consider the impact that these increases might have on the availability of mortgage credit. The review is expected to consider responses that were provided to a FHFA Request for Comment on guarantee fees. We expect the FHFA to make a decision about whether to change the GSEs’ LLPAs and guarantee fees in 2015. If the FHFA were to lower these fees, it could positively impact the competitiveness of our pricing in relation to the FHA’s pricing.

C.	Other Federal Regulation

1.	Housing Finance Reform
Presently, the federal government plays a dominant role in the U.S. housing finance system through, among other things, the involvement of the FHFA and GSEs, the FHA and the VA. There has been ongoing debate about the roles that the federal government and private capital should play in the housing finance system, and in recent years there generally has been broad policy consensus that there is a need to increase the role of private capital. Since FHFA was appointed as conservator of the GSEs in September 2008, there has been a wide range of legislative proposals to reform the U.S. housing finance market, including proposals for GSE reform ranging from some that advocate nearly complete privatization and elimination of the role of the GSEs to others that support a system that combines a federal role with private capital.
In February 2011, the Obama Administration released a proposal to reform the U.S. housing finance market. In its proposal, the Obama Administration sought to gradually reduce the federal government’s role in housing finance, including the ultimate wind-down of the GSEs, and to increase the role of private capital. The Obama Administration’s proposal has shaped the debate in Congress as the Senate Banking Committee and the House Financial Services Committee have each introduced and considered legislation to reform the housing finance market. The placement of the GSEs into the conservatorship of the FHFA increases the likelihood that Congress will address the role and purpose of the GSEs in the U.S. housing finance market, however, it remains unclear whether housing finance reform legislation will be adopted and, if so, what form it will ultimately take.

As the regulator and conservator of the GSEs, the FHFA has made changes to the business and operations of the GSEs. Both Fannie Mae and Freddie Mac have reported profits for the past several quarters and this development may impact the timing and outcome of efforts to reform the GSEs and the housing finance system in the U.S. The FHFA annually releases a strategic plan for the next phase of the conservatorship. The strategic plan announced for 2015 includes development of a single platform infrastructure for the mortgage market, planned regulations for the treatment of long-delinquent non-performing loans, revised private mortgage insurance eligibility guidelines, review of LLPA and guarantee fees, efforts to increase the size and diversity of risk share transactions to try and reduce the role of the GSEs, increasing private sector participation and maintaining liquidity in the mortgage market and general mortgage credit availability.
There is a possibility that new federal legislation could change the role of private mortgage insurance by, among other items, changing the combined LTV ratio for which private mortgage insurance or other loan level credit enhancement is required by the GSEs, changing the role of the GSEs in the secondary mortgage market, or continuing to change the GSE LLPA and guarantee fees and FHA premium pricing. See “Item 1A. Risk Factors — Because most of the mortgage loans that we insure are sold to Freddie Mac and Fannie Mae, changes in their charters or business practices could significantly impact our mortgage insurance business” and “— Our mortgage insurance business faces intense competition.”

2.	FHA
Private mortgage insurance competes with the single-family mortgage insurance programs of the FHA. As such, the FHA is one of our biggest competitors. We compete on the basis of loan limits, pricing and credit guidelines. Historically, the loan limits for FHA-insured loans and the loan limits for GSE conforming loans have been substantially the same, as is the case presently. However, in 2011 Congress increased FHA loan limits for certain high cost areas to $729,750, while the GSE limits for high-cost areas remained at $625,500, resulting in loan limits for FHA-insured loans that were higher than loan limits for privately-insured loans for the first time in history, enabling the FHA to insure a broader range of loans than private mortgage insurers. These higher FHA loan limits expired December 31, 2013. It is possible that, in the future, Congress could again impose different loan limits for FHA loans than for GSE conforming loans, which could impact the competitiveness of private mortgage insurance in relation to FHA programs.
In November 2011, HUD released its annual report to Congress on the financial condition of the FHA Mutual Mortgage Insurance Fund, which found that the FHA’s single family mortgage and reverse mortgage insurance programs had fallen below the statutorily-required 2% capital reserve ratio. The FHA remains below the statutorily-required 2% capital ratio today, based on the most recent actuarial report and is likely to remain well below the required level for the next two to five years, based on industry estimates.
Despite being below the 2% capital ratio, the FHA reduced its annual mortgage insurance premium by 50 basis points for loans entering the origination process on or after January 26, 2015, including refinancings. The FHA’s upfront mortgage insurance premium was not changed. The FHA’s reduction in annual premiums may impact our competitiveness on certain high LTV loans to borrowers with FICO scores below 720.
Congress has been considering FHA reform in addition to GSE reform. Legislation to significantly change the solvency of the FHA has been introduced in Congress. Among other things, the proposed legislation seeks to raise the minimum capital ratio for the FHA. Given that FHA and GSE reform have significant impacts on each other, as well as on borrower access to credit and the housing market more broadly, policymakers may consider both GSE reform and FHA reform together. It is unclear whether FHA reform legislation will be adopted and, if so, what provisions it might ultimately contain and how it might impact the private mortgage insurance industry.

3.	The Dodd-Frank Act
The Dodd-Frank Act contains many requirements and mandates significant rulemaking by several regulatory agencies to implement the Dodd-Frank Act’s provisions. The full scope of the Dodd-Frank Act and its impact on our mortgage insurance business remain uncertain. The Dodd-Frank Act established the CFPB to regulate the offering and provision of consumer financial products and services, including residential mortgages, under federal law and transferred authority to the CFPB to enforce many existing consumer related federal laws, including TILA and RESPA. Among the most significant provisions for private mortgage insurers under the Dodd-Frank Act are the ability to repay (“ATR”) mortgage provisions, the securitization risk retention provisions and the expanded mortgage servicing requirements under TILA and RESPA. Each of these is more fully discussed below.

Qualified Mortgage Requirements - Ability to Repay Requirements. Under the Dodd-Frank Act, the CFPB is authorized to issue regulations prohibiting a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan (the “Ability to Repay rule”). The Dodd-Frank Act provides that a creditor may presume that a borrower will be able to repay a loan if the loan has certain low-risk characteristics that meet the definition of a QM.
On January 10, 2013, the CFPB issued the CFPB QM Rule. The CFPB QM Rule became effective on January 10, 2014. Under the CFPB QM Rule, a loan is deemed to be a QM if, among other factors:

•	the term of the loan is less than or equal to 30 years;

•	there are no negative amortization, interest-only or balloon features;

•	the lender properly documents the loan in accordance with the requirements;

•	the total “points and fees” do not exceed certain thresholds (as further discussed below); and

•	the total debt-to-income ratio of the borrower does not exceed 43%.
Loans that meet the definition of a QM under the CFPB’s QM Rule receive either a rebuttable or conclusive presumption of compliance with the rule’s ability to repay requirements depending upon the pricing of the loan relative to the Average Prime Offer Rate. The CFPB’s QM Rule provides a “safe harbor” for loans that otherwise satisfy the CFPB’s QM requirements and have APRs below the threshold of 150 basis points over the Average Prime Offer Rate, and a “rebuttable presumption” for loans that otherwise satisfy the CFPB QM requirements and have an APR at or above that threshold.
Significantly for private mortgage insurers, as noted above, for a loan to satisfy the CFPB QM Rule, the points and fees payable in connection with the loan may not exceed 3% of the total loan amount (for loans of $100,000 or more; different limitations apply to smaller balance loans). As it relates to private mortgage insurance, any premium charges payable after closing (e.g., monthly premiums) are excluded from the points and fees calculation. With regard to up-front private mortgage insurance premiums (premium charges payable at or before closing), the portion of the premium that is not in excess of the then current up-front FHA premium at the time of the loan’s origination is also excluded from the points and fees calculation (so long as the charges meet certain refundability criteria), while any portion that is in excess of the current up-front FHA premium is included in the calculation of points and fees. We offer mortgage insurance products that provide for up-front premiums and to the extent that these products cause a loan not to meet the CFPB’s QM Rule requirements, it may impact the structure, marketability and pricing of these products which could impact the amount and mix of new insurance we write and our share of the private mortgage insurance market.
Most notably for the private mortgage insurance industry, however, is that the CFPB QM Rule establishes a temporary alternative QM definition applicable to any loans that are eligible to be purchased, guaranteed or insured by the GSEs. Loans acquired by the GSEs are allowed QM status under this temporary rule if they meet requirements to avoid certain loan features that are considered as increasing the risk of default (e.g., no negative amortization and generally no balloons or interest-only features) and the limitation on points and fees discussed above. Under the temporary alternative QM definition, loans acquired by the GSEs do not need to satisfy the debt-to-income ratio of 43% requirement that is part of the CFPB QM Rule. With regard to GSE-eligible loans, the temporary alternative QM definition will expire on the earlier of seven years from the effective date of the rule or when GSE conservatorship or receivership ends.
The Dodd-Frank Act separately granted statutory authority to HUD (for FHA-insured loans), the VA (for VA-guaranteed loans), the U.S. Department of Agriculture (“USDA”) and the Rural Housing Service (“RHS”) to develop their own definitions of a qualified mortgage in consultation with the CFPB. In December 2013, HUD adopted a separate definition of a qualified mortgage for loans insured by the FHA. HUD’s qualified mortgage definition is less restrictive than the CFPB QM Rule in certain respects. To the extent other government agencies that guarantee residential mortgage loans also adopt their own definitions of a qualified mortgage and those definitions are more favorable to lenders and mortgage holders than the CFPB QM Rule that applies to the GSEs and the markets in which we operate, it could have a negative impact on our mortgage insurance business.

Qualified Residential Mortgage Regulations - Securitization Risk Retention Requirements. The Dodd-Frank Act requires securitizers to retain some of the credit risk associated with mortgage loans that they transfer, sell or convey, unless the mortgage loans are QRMs or are insured by the FHA or another federal agency. In October 2014, federal regulators published the final risk retention rules which generally define a QRM as a mortgage meeting the requirements of a qualified mortgage under the CFPB QM Rule (including the temporary alternative QM definition) described above. Because of the capital support provided by the U.S. Government to the GSEs, the GSEs satisfy the proposed risk retention requirements of the Dodd-Frank Act while they are in conservatorship, so sellers of loans to the GSEs will not be subject to the risk retention requirements referenced above. This means that lenders that originate loans that are sold to or securitized with the GSEs while the GSEs are in conservatorship would not be required to retain risk under the final QRM rule.
Mortgage Servicing Rules. The Dodd-Frank Act amended and expanded upon mortgage servicing requirements under TILA and RESPA. The CFPB was required to amend Regulation Z (promulgated under TILA) and Regulation X (promulgated under RESPA) to conform these regulations to the new statutory requirements. The final rules implementing these expanded and detailed mortgage servicing requirements became effective in January 2014. Among other things, the rules include new or enhanced requirements for handling loans that are in default. For example, a provision of the required loss mitigation procedures prohibits a loan holder from commencing foreclosure until 120 days after the borrower’s delinquency. Complying with the new rules has been challenging and costly for many loan servicers. Our MRES segment provides services to financial institutions that are focused on evaluating compliance with and establishing processes and procedures to implement compliance with national and state servicing standards, including the CFPB’s new servicing regulations.
Other. In addition to the foregoing, the Dodd-Frank Act establishes a Federal Insurance Office within the U.S. Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council and making recommendations to the Financial Stability Oversight Council regarding insurers to be designated as systemically important institutions and subject to more stringent regulation. In December 2013, the Federal Insurance Office published a study on how to modernize and improve the system of insurance regulation in the U.S., which recommended the development and implementation of federal oversight for private mortgage insurers. To the extent these recommendations are acted upon by legislators or other executive action, a divergence from the current system of state regulation could increase compliance burdens and possibly impact our financial condition.
We cannot predict the requirements of the remaining final regulations ultimately adopted under the Dodd-Frank Act, the full effect such regulations will have on financial markets generally, or on our mortgage insurance business, the additional costs associated with compliance with such regulations or changes to our operations that may be necessary to comply with the Dodd-Frank Act and the rules adopted thereunder, any of which could have a material adverse effect on our business, and business prospects.

4.	RESPA
Settlement service providers in connection with the origination or refinance of a federally regulated mortgage loan are subject to RESPA. Mortgage insurance may be considered to be a settlement service for purposes of RESPA under applicable regulations. As a result, mortgage insurers are subject to the anti-referral fee provisions of Section 8(a) of RESPA which, among other things, generally provide that mortgage insurers are prohibited from paying or accepting any thing of value in connection with the referral of a settlement service. Under the Dodd-Frank Act, the authority to implement and enforce RESPA was transferred to the CFPB. RESPA authorizes the CFPB, Department of Justice, state attorneys general and state insurance commissioners to bring civil enforcement actions, and also provides for criminal penalties and private rights of action.
We and other mortgage insurers are currently facing private lawsuits alleging, among other things, that our captive reinsurance arrangements constitute unlawful payments to mortgage lenders under RESPA, and in the past, we have been subject to lawsuits alleging that our pool insurance and contract underwriting services violated RESPA. In addition, we and other mortgage insurers have been subject to inquiries and investigative demands from state and federal governmental agencies, including the CFPB, requesting information relating to captive reinsurance. In April 2013, we reached a settlement with the CFPB that concluded its investigation with respect to Radian Guaranty without any findings of wrongdoing. For additional information about litigation and governmental inquiries regarding RESPA and our captive reinsurance arrangements, see “Item 3. Legal Proceedings” and “Item 1A. Risk Factors — Legislation and regulatory changes and interpretations could impact our businesses” and “— We are subject to the risk of litigation and regulatory proceedings.” We have not entered into any new captive reinsurance arrangement since 2007.

5.	Homeowner Assistance Programs
The Emergency Economic Stimulus Act of 2008 (“EESA”) included provisions that require the U.S. Secretary of the Treasury (“Treasury Secretary”) to encourage further use of the Hope for Homeowners program. Under EESA, the Treasury Secretary is required to “maximize assistance to homeowners and encourage mortgage servicers to take advantage of available programs (including the Hope for Homeowners program) to minimize foreclosures.” In 2008, the U.S. Treasury announced the Homeowner Affordability and Stability Plan to restructure or refinance mortgages to avoid foreclosures through: (i) refinancing mortgage loans through HARP; (ii) modifying First- and Second-lien mortgage loans through HAMP and the Second Lien Modification Program; and (iii) offering other alternatives to foreclosure through HAFA. Details of these programs are as follows:

•
In 2009, the GSEs began offering the HARP program, which allows a borrower who is not delinquent to refinance his or her mortgage to a more stable or affordable loan if such borrower has been unable to take advantage of lower interest rates because his or her home has decreased in value. To be eligible, a borrower must meet certain conditions, including that the borrower must be current on the mortgage at the time of the refinance, with no late payment in the past six months and no more than one late payment in the past 12 months. In November 2011, the FHFA implemented the HARP 2 program which made enhancements to the HARP program that have increased the number of borrowers who can qualify for refinancing. The HARP 2 program has been extended to December 31, 2015 for loans that were originated or acquired by the GSEs by or before May 30, 2009. Importantly, the FHFA reached an agreement with private mortgage insurers to facilitate the transfer of mortgage insurance on loans to be refinanced without regard to LTV. The FHFA has the authority to make changes to the HARP program.

•
In February 2009, the U.S. Treasury established HAMP as a program to modify certain loans to make them more affordable to borrowers, with the goal of reducing the number of foreclosures. Under HAMP, an eligible borrower’s monthly payments may be lowered by lowering interest rates, extending the term of the mortgage or deferring principal. To be eligible, a borrower must meet certain conditions, including conditions with respect to the borrower’s current income and non-mortgage debt obligations. In June 2012, the HAMP program extended the population of eligible homeowners to (i) homeowners applying for a modification on a property that the homeowner currently rents or intends to rent; (ii) homeowners who were previously ineligible because their debt-to-income ratio was 31% or lower; (iii) homeowners who previously received a HAMP trial period plan, but defaulted in their trial payments; and (iv) homeowners who previously received a HAMP permanent modification, but defaulted in their payments, therefore losing good standing. The HAMP program has been extended to December 31, 2015.

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

See “Item 1A. Risk Factors — Loan modification, refinancing and other similar programs may not continue to provide us with a material benefit.”

6.	The SAFE Mortgage Licensing Act (“SAFE Act”)
The SAFE Act requires mortgage loan originators to be licensed and/or registered with the Nationwide Mortgage Licensing System and Registry (the “Registry”). The Registry is a database established by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators. Among other things, the database was established to support the licensing of mortgage loan originators by each state. As part of this licensing and registration process, loan originators who are employees of institutions other than depository institutions or certain of their subsidiaries that, in each case, are regulated by a federal banking agency, must generally be licensed under the SAFE Act guidelines enacted by each state in which they engage in loan originator activities and registered with the Registry. To the extent that the SAFE Act is interpreted to apply to our contract underwriters and we are unable to achieve compliance with the SAFE Act in one or more applicable states, we may seek to provide our services through a licensed third-party vendor, and if this is not feasible, we may be required to cease or limit our contract underwriting services in such applicable states. We provide our contract underwriting services through an entity that is currently licensed under, or otherwise compliant with, the SAFE Act in 45 states. See “Item 1A. Risk Factors — We face risks associated with our contract underwriting business.”

7.	Home Mortgage Disclosure Act of 1975 (“HMDA”)
HMDA requires most originators of mortgage loans (among others) to collect and report data relating to a mortgage loan applicant’s race, nationality, gender, marital status and census tract to their respective federal reporting agency. The purpose of the HMDA is to detect possible discrimination in home lending and, through disclosure, to discourage this discrimination. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data. However, mortgage insurers, including Radian Guaranty, have voluntarily agreed to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.

8.	Mortgage Insurance Cancellation
The HPA imposes certain cancellation and termination requirements for borrower-paid private mortgage insurance and requires certain disclosures to borrowers regarding their rights under the law. The HPA also requires certain disclosures for loans covered by lender-paid private mortgage insurance. Specifically, the HPA provides that private mortgage insurance on most loans originated on or after July 29, 1999 may be cancelled at the request of the borrower once the LTV reaches 80% of the original unpaid principal balance, provided that certain conditions are satisfied. Under HPA, private mortgage insurance must be canceled automatically once the LTV reaches 78% of the unpaid principal balance (or, if the loan is not current on that date, on the date that the loan becomes current).
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

9.	The Fair Credit Reporting Act
The FCRA, as amended, imposes restrictions on the permissible use of credit report information. FCRA has been interpreted by some Federal Trade Commission (“FTC”) staff to require mortgage insurance companies to provide “adverse action” notices to consumers in the event an application for mortgage insurance is declined on the basis of a review of the consumer’s credit.

10.	Privacy and Information Security - Gramm-Leach-Bliley Act of 1999 (the “GLB”)
The GLB imposes privacy requirements on financial institutions, including obligations to protect and safeguard consumers’ nonpublic personal information and records, and limitations on the re-use of such information. Federal regulatory agencies have issued the Interagency Guidelines Establishing Information Security Standards, or “Security Guidelines,” and interagency regulations regarding financial privacy, or “Privacy Rule,” implementing sections of GLB. The Security Guidelines establish standards relating to administrative, technical, and physical safeguards to ensure the security, confidentiality, integrity, and the proper disposal of consumer information. The Privacy Rule limits a financial institution’s disclosure of nonpublic personal information to unaffiliated third parties unless certain notice requirements are met and the consumer does not elect to prevent or “opt out” of the disclosure. Pursuant to the Privacy Rule, financial institutions that are required to provide privacy notices to their customers and consumers are required to describe the financial institutions’ policies and practices to protect the confidentiality and security of the information. With respect to our business, GLB is enforced by the FTC and state insurance regulators. Many states have enacted legislation implementing GLB and establishing information security regulation. Many states have enacted privacy and data security laws that impose compliance obligations beyond GLB, including obligations to protect social security numbers and provide notification in the event that a security breach results in a reasonable belief that unauthorized persons may have obtained access to consumer nonpublic information.

11.	Asset Backed Securitizations
Our MRES business provides services to issuers of and investors in asset backed securitizations and similar transactions. As a result, regulations impacting the asset backed securitization market may impact our MRES business directly, or indirectly through the regulation of our MRES customers.
In August 2014, the SEC adopted final rules under Regulation AB that substantially revise the offering process, disclosure and reporting requirements for offerings of ABS. The final Regulation AB II rules implement several key areas of reform. Specifically, Regulation AB II introduces several new requirements related to public offerings of ABS, including the following that are significant for our MRES business:

•
New asset-level disclosure requirements for ABS backed by residential mortgage loans, commercial mortgage loans, automobile loans or leases, re-securitizations of ABS backed by any of those asset types, and debt securities; and

•	A requirement that the transaction documents provide for the appointment of an “asset representations manager” to review the pool assets when certain trigger events occur.
Issuers of publicly offered ABS must comply with Regulation AB II’s new rules, forms and disclosures no later than November 23, 2015, except for the asset-level disclosure requirements which become applicable on November 23, 2016.
In August 2014, the SEC also adopted its final credit rating agency reform rules. These rules will become effective June 15, 2015. The new NRSRO rules include, among other things, new rules and forms that apply to providers of third-party due diligence services (such as our MRES business) for both publicly and privately issued Exchange Act-ABS (which includes CLOs, CDOs and synthetic securitizations). The new NRSRO rules require any issuer or underwriter of registered or unregistered ABS that are to be rated by a NRSRO, to furnish a form filed on the SEC’s EDGAR system that describes the findings and conclusions of any third-party due diligence report obtained by the issuer or underwriter. The rule also requires that a due diligence firm (such as our MRES business) that is engaged to perform services in connection with any rated ABS issuance furnish a form that describes the scope of due diligence services performed and a summary of their findings and conclusions. The form is required to be posted on the ABS issuer’s password-protected website that is required under Rule 17g-5 of the Exchange Act.

12.	FDCPA
The FDCPA prohibits third party debt collectors from using abusive, unfair or deceptive practices to collect a debt. The FDCPA is enforced by the FTC. For purposes of the FDCPA, a debt collector is a person who regularly collects or attempts to collect consumer debts for another person or institution. The FDCPA specifies, among other things, the times and places where a debt collector may communicate with the consumer and which third parties a debt collector may contact other than the consumer, as well as the ways in which such communication may be conducted. Failure to comply with the FDCPA may result in liability for actual damages, punitive damages and other costs and fees, all as set forth in the FDCPA.
Certain of our MRES business activities involve direct communications with consumers who have defaulted on mortgage loans, primarily to determine their desire to explore their options with the loan servicer or investor, and to make these introductions, as necessary. These consumer-related interactions may be construed to constitute debt collection activities within the meaning of the FDCPA.

D.	Basel III
In 1988, the BCBS developed Basel I, which established international benchmarks for assessing banks’ capital adequacy requirements. In June 2005, the BCBS issued Basel II which, among other things, governs the capital treatment for mortgage insurance purchased by domestic and international banks in both their origination and securitization activities. Basel II was implemented by many banks in the U.S. and in many other countries in 2009 and 2010.
In September 2010, the BCBS released Basel III guidelines, which increased the capital requirements for certain banking organizations. In December 2010, the BCBS released a new bank capital framework, which we refer to as the Basel III capital adequacy guidelines, that raised minimum capital requirements for banks. Implementation of Basel III and the Basel III capital adequacy guidelines in the U.S. required formal regulations to be adopted by the three U.S. federal banking regulators.
In July 2013, the federal bank regulators published rules to implement Basel III. As published, these rules would have made extensive changes to the capital requirements for residential mortgages. In addition, the published rules would have eliminated existing capital recognition for certain low down payment mortgages if covered by mortgage insurance. After consideration of extensive comments on the published rules, the federal regulators revised the Basel III rules to retain the current treatment for residential mortgages under the general risk-based capital rules for U.S. banking institutions.
As discussed above, the revised Basel III rules, as implemented by the U.S. bank regulators, retain the existing risk-weighting for mortgage-backed pass-through securities guaranteed by the GSEs. However, these revised Basel III rules significantly change the calculation of risk weights for securitization exposures in which credit risk is tranched. Under the revised Basel III rules, the risk weighting for these securitization exposures is subject to a 20% floor and can increase to 1,250% for junior tranches. Under the QRM risk-retention rules, sponsors of securitizations of non-QRM loans will be required to retain an exposure to securitizations they sponsor. Therefore, under the final Basel III rules, it is possible that these bank sponsors will be required to hold greater amounts of capital with respect to a securitization of non-QRM loans than if the bank had retained the entire portfolio of loans. This may create a disincentive to originate non-QRM loans, which may decrease demand for our private mortgage insurance products in the non-QRM market.
On December 22, 2014, the BCBS released a new proposed guideline that revised the previous risk-weighting guideline. Unlike the previous international guidelines, this new proposal no longer assigns a 35% risk weight to residential real estate assets. Instead, risk weights vary based on LTV and DTI. In calculating LTV, the loan amount is gross of any credit risk mitigant such as private mortgage insurance. The proposal also includes revisions to provisions in Basel III that allow for the substitution of risk weighting of a credit enhancement for that of the underlying exposure. The BCBS is seeking comment on its December proposal through March 15, 2015. Following consideration of the comments received, it is possible that newly revised risk weighting guidelines may be proposed and that the U.S. bank regulators may consider changes to the existing rules. It is unclear whether new guidelines will be proposed or finalized.
See “Item 1A. Risk Factors — The implementation of the Basel III guidelines may discourage the use of mortgage insurance.”

E.	Foreign Regulation
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
At December 31, 2014, we had 1,702 employees, with 59 individuals employed by Radian Group, and 906, 702 and 35 individuals employed in our MRES, mortgage insurance and financial guaranty businesses, respectively. Management considers employee relations to be good.

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
The GSEs are in the process of revising their eligibility requirements for private mortgage insurers. In September 2014, Fannie Mae notified us (and other private mortgage insurers operating under remediation plans), that for the period until the new eligibility requirements are finalized, Fannie Mae would be imposing additional terms and conditions for Radian Guaranty to maintain eligibility as a Fannie Mae approved mortgage insurer. In the event that Radian Guaranty fails to comply with the additional requirements, Fannie Mae may impose further conditions on Radian Guaranty, or may suspend or terminate its status as an eligible insurer. See “Item 1. Business — Regulation — Direct Federal Regulation — GSE Requirements.”
On July 10, 2014, the FHFA released proposed PMIERs for public comment. The PMIERs, when finalized and effective, will establish the revised requirements that the GSEs will impose on private mortgage insurers, including Radian Guaranty, to remain eligible insurers of mortgage loans purchased by the GSEs. The proposed PMIERs include the PMIERs Financial Requirements that are expected to replace the capital adequacy standards under the current GSE eligibility requirements. The proposed PMIERs Financial Requirements require a mortgage insurer’s Available Assets to meet or exceed its Minimum Required Assets, which is an amount that is calculated based on net RIF and a variety of measures designed to evaluate credit quality. Among other things, the proposed PMIERs exclude from Available Assets: (i) an amount equal to Unearned Premium Reserves; and (ii) certain subsidiary capital, including Radian Guaranty’s capital that is attributable to its ownership of Radian Asset Assurance.
The public comment period for the proposed PMIERs ended on September 8, 2014. The FHFA is currently reviewing and considering input before adopting the final PMIERs. All aspects of the final PMIERs are expected to become effective 180 days after their final publication. Approved mortgage insurers that fail to meet the PMIERs Financial Requirements when they become effective may, at the GSE’s discretion, operate under a transition plan during an extended transition period of up to two years from the final publication date, and would continue to be eligible insurers during that period. We expect the final PMIERs to be published in the first half of 2015 and to become effective by the end of 2015. Based on an assumed final publication date of June 30, 2015, with an effective date of December 31, 2015, Radian Guaranty’s estimated net shortfall in Available Assets would be approximately $350 million as of December 31, 2015, after giving consideration to existing holding company cash balances of $670 million and approximately $790 million in anticipated proceeds from the pending sale of Radian Asset Assurance. We have derived these estimates independently and without verification from the GSEs. It is possible that the GSEs may apply the PMIERs differently than we have, which could change the size of our projected net shortfall in Available Assets. In order for Radian Guaranty to comply with the PMIERs Financial Requirements as proposed, we expect to contribute a substantial portion of our holding company cash and investments to Radian Guaranty, and also that we will be successful in: (1) completing the pending sale of Radian Asset Assurance to Assured pursuant to the Radian Asset Assurance Stock Purchase Agreement; and (2) leveraging other options such as commutations of existing risk or external reinsurance for a portion of our mortgage insurance RIF in a manner that provides capital relief and is compliant with the PMIERs. In the event we are unable to successfully execute these or similar transactions or strategies, or such transactions are not available on terms that are attractive to us, we may seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.

The amount of capital or capital relief that may be required to comply with the PMIERs also may be impacted by: (1) the performance of our mortgage insurance business, including our level of defaults, the losses we incur on new or existing defaults and the amount and credit characteristics of new business we write, among other factors; and (2) changes in the final PMIERs Financial Requirements from their proposed form that affect the amount of Radian Guaranty’s Minimum Required Assets or its Available Assets.
Although we expect to be able to retain Radian Guaranty’s eligibility status with the GSEs and to be able to comply with the final PMIERs, we cannot provide any assurance that this will occur. Loss of Radian Guaranty’s eligibility status with the GSEs would likely have an immediate and material adverse impact on the franchise value of our mortgage insurance business and our future prospects and a material negative impact on our results of operations and financial condition.
Absent a change in our mortgage insurance pricing, the more onerous financial requirements in the proposed PMIERs for NIW would likely have a negative impact on our returns on equity. Any potential change in our mortgage insurance pricing likely will depend on competition and our evaluation of projected risk-adjusted returns on the business we write, among other factors. An increase in pricing may not be feasible for a number of reasons, including competition from other private mortgage insurers, the FHA or other credit enhancement products.
The PMIERs Financial Requirements are most pronounced for delinquent loans, loans written between 2005 and 2008 that have not been refinanced through HARP and loans with higher LTVs and lower FICO scores. As a result, there is a possibility that we may choose to limit the type of business we are willing to write to avoid the increased financial requirements and the higher likelihood of default that are associated with loans with higher LTVs and lower FICO scores. This could reduce the amount of NIW we write, which could reduce our revenues.
The proposed PMIERs contain requirements related to the operations of our mortgage insurance business, including extensive and more stringent operational requirements in areas such as claim processing, loss mitigation, document retention, underwriting, quality control, reporting and monitoring, among others. The requirements in the proposed PMIERs, if adopted in their current form, could require changes to our business practices that may result in substantial additional costs in order to achieve and maintain compliance with the PMIERs.
Our insurance subsidiaries are subject to comprehensive state insurance regulations and other requirements, including capital adequacy measures, which if we fail to satisfy, could limit our ability to write new insurance and increase restrictions and requirements placed on our insurance subsidiaries.
We and our insurance subsidiaries are subject to comprehensive, detailed regulation by the insurance departments in each of the states where they are licensed to transact business. These regulations are principally designed for the protection of our insurance policyholders rather than for the benefit of investors. Insurance laws vary from state to state, but generally grant broad supervisory powers to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business.
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
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum ratio of statutory capital relative to the level of net RIF, or “risk-to-capital.” The sixteen RBC States currently impose a Statutory RBC Requirement. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, there is a Statutory RBC Requirement that the mortgage insurer must satisfy a MPP Requirement. The statutory capital requirements for the non-RBC States are de minimis (ranging from $1 million to $5 million); however, the insurance laws of these states generally grant broad supervisory powers to state agencies or officials to enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business. Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of such state, that mortgage insurer may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. As of December 31, 2014, Radian Guaranty’s Risk-to-capital, after giving effect to a $100 million capital contribution from Radian Group in February 2015, was 17.9 to 1 and Radian Guaranty was in compliance with all applicable Statutory RBC Requirements.

Absent an increase in capital, including through statutory income, Radian Guaranty’s Risk-to-capital generally increases if we increase our net RIF or if we incur operating losses. With respect to incurred losses, the ultimate amount and timing of any future incurred losses will depend, in part, on general economic conditions and other factors, including the health of credit markets, home prices and unemployment rates, all of which are difficult to predict and beyond our control. Our mortgage insurance incurred losses are driven primarily by new mortgage insurance defaults and changes in the assumptions used to determine our loss reserves. Establishing loss reserves in our businesses requires significant judgment by management with respect to the likelihood, magnitude and timing of anticipated losses. If the actual losses we ultimately realize are in excess of the loss estimates we use in establishing loss reserves, we may be required to take unexpected charges to income, which could adversely affect Radian Guaranty’s statutory capital position.
We use reinsurance from affiliated companies to support Radian Guaranty’s risk-to-capital ratio. Certain of these affiliated reinsurance companies have required, and may in the future require, additional capital contributions from Radian Group. If we are limited in, or prohibited from, using these reinsurance arrangements to reduce Radian Guaranty’s risk, including as a result of any new eligibility requirements adopted by the GSEs, it would adversely affect Radian Guaranty’s risk-to-capital position.
In addition to the proposed new GSE eligibility guidelines, the NAIC is in the process of reviewing the minimum capital and surplus requirements for mortgage insurers and considering changes to the Model Act. While the outcome of this process is not known, it is possible that among other changes, the NAIC will recommend and adopt more stringent capital requirements that could increase the capital requirements for Radian Guaranty in states that adopt the new Model Act.
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
Our existing capital resources may not be sufficient to successfully manage Radian Guaranty’s regulatory capital requirements. See “Radian Group’s sources of liquidity may be insufficient to fund its obligations.”
Failure to complete the sale of Radian Asset Assurance pursuant to the Radian Asset Assurance Stock Purchase Agreement could negatively impact our business and our financial condition, and could adversely impact Radian Guaranty’s ability to comply with the PMIERs Financial Requirements.
On December 22, 2014, Radian Guaranty entered into the Radian Asset Assurance Stock Purchase Agreement to sell 100% of the issued and outstanding shares of Radian Asset Assurance to Assured, for a purchase price of approximately $810 million, subject to certain adjustments. After closing costs and other adjustments, we expect net cash proceeds of approximately $790 million from the sale. The completion of the sale is subject to customary closing conditions, including regulatory approval from the state insurance departments of Maryland, New York and California. The Radian Asset Assurance Stock Purchase Agreement also may be terminated by either party, subject to certain conditions, if the sale has not been completed by September 22, 2015. Although we currently expect to complete the sale of Radian Asset Assurance during the first half of 2015, we can provide no assurance that the closing conditions will be satisfied, including the receipt of required regulatory approvals, or whether the transaction otherwise will be completed.

The sale of Radian Asset Assurance is a critical component of our strategy to accelerate Radian Guaranty’s ability to comply with the proposed PMIERs Financial Requirements. Although we expect that the conditions to closing will be satisfied and that the sale of Radian Asset Assurance will be completed pursuant to the Radian Asset Assurance Stock Purchase Agreement, there can be no assurance that this will occur. If we are unable to complete the sale of Radian Asset Assurance in time to satisfy the PMIERs Financial Requirements once they become effective, there can be no assurance that we will be able to implement an alternative transaction to successfully monetize Radian Asset Assurance or to otherwise utilize the capital in Radian Asset Assurance such that we are provided credit for such capital under the PMIERs Financial Requirements. If we are able to implement an alternative transaction, there can be no assurance that we would receive the same or greater value for Radian Asset Assurance than is provided for under the Radian Asset Assurance Stock Purchase Agreement. If we are unable to complete the transaction under the terms of the Radian Asset Assurance Stock Purchase Agreement or an alternative transaction, in order to comply with the PMIERs Financial Requirements, we may be required to seek additional capital or capital relief by increasing the amount of reinsurance we are planning to utilize or by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.
In the past, the assets and liabilities associated with the financial guaranty business have been a source of significant volatility to our results of operations due to various factors, including fluctuations in fair value and credit risk. As a result of the Radian Asset Assurance Stock Purchase Agreement, we have reclassified the operating results related to the pending disposition of Radian Asset Assurance as discontinued operations. In addition, due to the pending disposition, we are no longer reporting a financial guaranty business segment and we do not expect the financial results of Radian Asset Assurance to have an impact on Radian’s consolidated net income after December 31, 2014. In the event that the sale is not completed and Radian Asset Assurance is no longer classified as held for sale, we would not realize a loss on the sale of Radian Asset Assurance and the financial results of Radian Asset Assurance would have an impact on Radian Group’s consolidated net income. In addition, failure to complete the sale of Radian Asset Assurance pursuant to the Radian Asset Assurance Stock Purchase Agreement would likely make it more difficult, and potentially more costly, for Radian Guaranty to comply with the PMIERs Financial Requirements and could negatively impact the franchise value of our mortgage insurance business.
The credit performance of our insured portfolio is impacted by macroeconomic conditions and specific events that affect the ability of borrowers to satisfy mortgage obligations.
As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the credit performance of our underlying insured assets. Many of these conditions are beyond our control, including national and regional economic conditions, housing prices, unemployment levels, interest rate changes, the availability of credit and other factors. In general, favorable economic conditions increase the likelihood that borrowers will be able to satisfy their mortgage obligations and also have a positive impact on the value of homes. Conversely, a deterioration in economic conditions generally decreases the likelihood that borrowers will have sufficient income to satisfy their mortgage obligations and can also adversely affect housing values, which in turn can influence the willingness of borrowers to continue to make mortgage payments despite having the financial resources to do so.
Mortgage defaults also can occur due to a variety of specific events affecting borrowers, including death or illness, divorce or other family problems, unemployment, increases in the interest rates of adjustable rate mortgages, changes in regional economic conditions, and housing value changes that cause the outstanding mortgage amount to exceed the value of a home or other events.
The financial crisis and the downturn in the U.S. housing and related credit markets that began in 2007 had a significant negative impact on the operating environment and results of operations for our mortgage insurance business. Although there has been continued improvement in the U.S. economy and the operating environment for our mortgage insurance business, the U.S. economy and certain housing markets are still recovering and, in many areas, are still weak compared to historical standards. As a result, it is difficult to predict with any degree of certainty the ultimate loss performance on our insured portfolio. While we expect the economy and housing market will continue to recover and strengthen in 2015 and that our mortgage insurance incurred losses will continue to improve, these expectations are based on factors that are beyond our control, and therefore, we can provide no assurance whether our projections will prove to be accurate.
In addition to the factors cited above, our results of operations and financial condition could be negatively impacted by natural disasters or other catastrophic events, acts of terrorism, war or other severe conflicts, event-specific economic depressions or other harmful events in the regions, including in foreign countries, where we do business or have insured exposure.

The length of time that our policies remain in force could decline and result in a decrease in our actual versus projected revenue.
In each year, most of our earned premiums are derived from insurance that was written in prior years. As a result, the length of time insurance remains in force, which is also generally referred to as persistency, is a significant determinant of our revenues. The factors affecting the length of time that our insurance remains in force include:

•
the mortgage interest rates being offered in the market compared to the mortgage rates on our insurance in force, which affects the vulnerability of our insurance in force to refinancings (i.e., lower current interest rates make it more attractive for borrowers to refinance and receive a lower interest rate);

•	applicable policies for mortgage insurance cancellation, along with the current value of the homes underlying the mortgages in our insurance in force;

•	the credit policies of lenders, which may make it more difficult for homeowners to refinance loans; and

•	economic conditions that can affect a borrower’s decision to pay-off a mortgage earlier than required.
Current mortgage interest rates are at or near historic lows, and therefore, the risk of refinancing remains elevated in today’s mortgage market. Our revenues might be negatively impacted if the length of time that our policies remain in force declines as a result of any of the factors highlighted above.
Our loss mitigation strategies are less effective during poor economic environments and in weaker housing markets.
The amount of mortgage insurance loss we suffer depends in part on the extent to which the home of a borrower who has defaulted on a mortgage can be sold for an amount that will cover the unpaid principal and interest on the mortgage and the expenses of the sale. In the event of a claim under our Master Policies, we generally have the option of paying the entire loss amount and taking title to a mortgaged property or paying our coverage percentage. In the past, during strong housing markets, we were able to take title to properties underlying certain defaulted loans and sell the properties at prices that allowed us to recover some or all of our losses. However, in more recent years, our ability to mitigate our losses in this manner has been significantly reduced. Further, in certain cases and subject to certain conditions, we consent to a sale of the property by the borrower for less than the amount needed to cover the borrower’s mortgage obligation (a “short sale”), which often has the effect of reducing our ultimate claim payment obligation. Under our Master Policies, we retain the right to consent prior to the consummation of any short sales. However, we have entered into agreements with each of the GSEs (with respect to loans owned by the GSEs) and with certain loan servicers pursuant to which we have delegated to them our prior consent rights with respect to short sales, subject to certain conditions, and as a result, we do not review the transactions effected pursuant to this delegated authority prior to the short sale. If housing values decline on either a broad geographic basis or in the regions where our business is concentrated, the frequency of defaulted loans resulting in claims under our policies could increase and our ability to mitigate our losses on defaulted mortgages through short sales or through the resale of properties we acquire may be reduced, which could have a material adverse effect on our business, financial condition and results of operations.
We expect a reduced level of Loss Mitigation Activity with respect to the claims we receive and further Loss Mitigation Activities may negatively impact our relationships with customers.
Following the financial crisis, the amount of insurance we rescinded due to fraud, misrepresentation, underwriting negligence or other non-compliance with our insurance policies increased significantly. Likewise, the number of claims that we denied also increased, primarily due to the inability of our servicing customers to provide the loan origination file or other servicing records that are necessary for our review in order to perfect a claim. These rescissions and denials have materially mitigated our paid losses and resulted in a significant reduction in our loss reserves. More recently, our level of Loss Mitigation Activity has been decreasing, although it still remains elevated compared to historical levels.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. Since 2011, claim curtailments have increased both in frequency and in size, which has contributed to a reduction in the severity of our claim payments during this period. We cannot give assurance regarding the extent or level at which such claim curtailments will continue.
As our Legacy Portfolio has become a smaller percentage of our overall insured portfolio, there has been a decrease in the amount of Loss Mitigation Activity with respect to the claims we receive, and we expect this trend to continue. As a result, our future Loss Mitigation Activity is not expected to mitigate our paid losses to the same extent as in prior years.

Our Loss Mitigation Activities have resulted in disputes with our customers, which has heightened the risk of litigation and in some cases, damaged our relationships with certain customers. While we have resolved many of our disputes, a risk remains that our Loss Mitigation Activities could have a negative impact on our relationships with customers or potential customers, including the potential loss of business. Further, if ongoing disputes continue and are not resolved, it could result in arbitration or judicial proceedings.
Because most of the mortgage loans that we insure are sold to Freddie Mac and Fannie Mae, changes in their charters or business practices could significantly impact our mortgage insurance business.
The GSEs are the beneficiaries of the majority of our mortgage insurance policies. The GSEs’ federal charters generally prohibit them from purchasing any mortgage with a loan amount that exceeds 80% of a home’s value, unless that mortgage is insured by a qualified mortgage insurer, the mortgage seller retains at least a 10% participation in the loan or the seller agrees to repurchase or replace the loan in the event of a default. As a result, high-LTV mortgages purchased by the GSEs generally are insured with private mortgage insurance. Changes in the charters or business practices of either of the GSEs, including as a result of developments in the regulatory environment in which they operate, could reduce the number of mortgages they purchase that are insured by us and consequently diminish our franchise value.
The GSEs’ business practices may be impacted by their results of operations, as well as by legislative or regulatory changes governing their operations. In July 2008, an overhaul of regulatory oversight of the GSEs was enacted, and in September 2008, the FHFA was appointed as the conservator of the GSEs to control and direct the operations of the GSEs. The FHFA annually releases a strategic plan for the next phase of the conservatorship. The strategic plan announced for 2015 includes development of a single platform infrastructure for the mortgage market, planned regulations for the treatment of long-delinquent non-performing loans, the PMIERs, review of LLPAs and guarantee fees, efforts to increase the size and diversity of risk share transactions to reduce the role of the GSEs, increasing private sector participation and maintaining liquidity in the mortgage market and general mortgage credit availability. The continued role of the conservator may increase the likelihood that the business practices of the GSEs will be changed, and potentially in ways that may have an adverse effect on us.
With respect to loans purchased by the GSEs, changes in the business practices of the GSEs which can be implemented by the GSEs acting independently or through their conservator, the FHFA, could negatively impact our mortgage insurance business and financial performance, including:

•
implementation of new eligibility requirements for mortgage insurers, including more onerous capital standards (see “Radian Guaranty may be unable to comply with applicable GSE eligibility requirements, including the final PMIERs, which if adopted in their current proposed form, could negatively impact Radian Guaranty’s expected return on equity, decrease Radian Guaranty’s NIW, and subject Radian Guaranty to extensive and more stringent operational requirements.”);

•	changing the underwriting standards on mortgages they purchase;

•	establishing policies or requirements that may result in a reduction in the number of mortgages they acquire;

•	altering the national conforming loan limit for mortgages acquired by them;

•	altering the terms on which mortgage insurance coverage may be canceled before reaching the cancellation thresholds established by law;

•	changing the terms required to be included in mortgage insurance policies they acquire;

•	requiring private mortgage insurers to perform specified activities intended to avoid or mitigate loss on insured mortgages that are in default;

•
changing the amount of LLPAs or guarantee fees (which may result in a higher cost to borrowers) that the GSEs charge on loans that require mortgage insurance (see “Our mortgage insurance business faces intense competition.”);

•	intervening in mortgage insurers’ rescission practices or settlements with servicers; and

•	influencing a mortgage lender’s selection of the mortgage insurer providing coverage.

Certain of the GSEs’ programs require less insurance coverage than they historically have required, and they have the ability to further reduce coverage requirements, which could reduce the amount of mortgage insurance they purchase from us, and consequently could adversely affect our results of operations. For a number of years, the GSEs have had programs under which lenders could choose, for certain loans, a mortgage insurance coverage percentage that was the minimum required by the GSEs’ charters, with the GSEs paying a lower price for these loans (“charter coverage”). In 2010, Fannie Mae broadly expanded the types of loans eligible for charter coverage. To the extent lenders selling loans to Fannie Mae choose charter coverage for loans that we insure, our revenues would likely be reduced.
The future structure of the residential housing finance system remains uncertain, including the impact of any changes on our business. In February 2011, the Obama Administration released a proposal to reform the U.S. housing finance market. In its proposal, the Obama Administration sought to gradually reduce the federal government’s role in housing finance, including the ultimate wind-down of the GSEs, and to increase the role of private capital. The Obama Administration’s proposal has shaped the debate in Congress as the Senate Banking Committee and the House Financial Services Committee have each introduced and considered legislation to reform the housing finance market. The placement of the GSEs into the conservatorship of the FHFA increases the likelihood that Congress will address the role and purpose of the GSEs in the U.S. housing finance market, however, it remains unclear whether housing finance reform legislation will be adopted and, if so, what form it will ultimately take.
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
A decrease in the volume of home mortgage originations could result in fewer opportunities for us to write new insurance business and reduce our NIW.
The amount of new business we write depends, among other things, on a steady flow of low down payment mortgages that require our mortgage insurance. Factors that affect the volume of low down payment mortgage originations include:

•
restrictions on mortgage credit due to more stringent lender underwriting standards, more restrictive regulatory requirements such as the required ability-to-pay determination prior to extending credit and liquidity issues affecting lenders;

•	the level of home mortgage interest rates;

•	the health of the domestic economy as well as conditions in regional and local economies;

•	housing affordability;

•	population trends, including the rate of household formation;

•	the rate of home price appreciation, which can affect whether refinance loans have loan-to-value ratios that require private mortgage insurance;

•	government housing policy encouraging loans to first-time homebuyers; and

•	the extent to which the guaranty fees, LLPAs, credit underwriting guidelines and other business terms provided by the GSEs affect lenders’ willingness to extend credit for low down payment mortgages.
In addition, losses from the financial crisis and housing downturn caused lenders to substantially reduce the availability of these low down payment loans and to significantly tighten their underwriting standards. Fewer loan products and more restrictive loan qualifications, while improving the overall quality of new mortgage originations, have in turn reduced the number of qualified homebuyers and made it more difficult for buyers (in particular first-time buyers) to obtain mortgage financing or to refinance their existing mortgages. In addition, the significant disruption in the housing and related credit markets that began in 2007 led to reduced investor demand for mortgage loans and MBS in the secondary market, which historically has been a source of funding for many mortgage lenders. This significantly reduced liquidity in the mortgage funding marketplace has forced many lenders to retain a larger portion of their mortgage loans and MBS and has left them with less capacity to continue to originate new mortgages.

Total domestic mortgage originations have decreased significantly from the $2.7 trillion in 2006 (pre-dating the housing downturn) to approximately $1.2 trillion. If the volume of new mortgage originations continues to remain at low levels for a prolonged period, we will likely experience a reduced opportunity to write new insurance business and will be subject to increased competition with respect to that opportunity, which could reduce the size of our mortgage insurance business and have a significant negative effect on our returns on new business, our ability to execute our business plans and our overall franchise value. See “Our mortgage insurance business faces intense competition.” Further, the Dodd-Frank Act’s reforms to strengthen lending standards, improve underwriting standards and increase accountability in the loan origination and securitization processes could further reduce the total number of mortgage originations in the future, in particular with respect to the high-LTV market.
Our NIW and franchise value could decline if we lose business from significant customers.
Our mortgage insurance business depends on our relationships with our customers, and in particular, our relationships with our largest lending customers. Our customers place insurance with us directly on loans that they originate and they also do business with us indirectly through purchases of loans that already have our mortgage insurance coverage. Our relationships with our customers may influence both the amount of business they do with us directly and also their willingness to continue to approve us as a mortgage insurance provider for loans that they purchase. The loss of business from significant customers could have an adverse effect on the amount of new business we are able to write, and consequently, our franchise value.
During 2014, our top 10 mortgage insurance customers (measured by NIW) were generally responsible for 22.9% of our primary NIW in that year. For the past several years we have been focused on expanding and diversifying our customer base. While we have been successful in this initiative, maintaining our business relationships and business volumes with our largest lending customers remains critical to the success of our business.
In response to the financial crisis and the related deterioration in housing markets, we tightened our underwriting guidelines, and as a result, we declined to insure some of the loans originated by our larger customers. We also increased our Loss Mitigation Activities to enforce our rights under our mortgage insurance policies with respect to loans originated during a period of historically poor underwriting and a subsequent period of servicing problems that increased our risk of loss. Our more restrictive underwriting guidelines and increased level of Loss Mitigation Activity have negatively affected our relationships with certain of our customers and in some cases have resulted in customers choosing to limit the amount of business they conduct with us or ceasing to do business with us entirely. While we have taken steps to resolve our past disputes with many of our customers, a risk remains that customers will choose to reduce the amount of business they do with us due to our past Loss Mitigation Activities or actions we may take in the future. See “We expect a reduced level of Loss Mitigation Activity with respect to the claims we receive and further Loss Mitigation Activities may negatively impact our relationships with customers.”
Although we have taken steps to significantly expand and diversify our customer base in recent years, we cannot be certain that any loss of business from significant customers, or any single lender, would be replaced by other customers, existing or new. As a result of current market conditions and increased regulatory requirements, our lending customers may decide to write business only with a limited number of mortgage insurers or only with certain mortgage insurers, based on their views with respect to an insurer’s pricing, service levels, underwriting guidelines, loss mitigation practices, financial strength or other factors. Alternatively, in light of the increased number of participants in the private mortgage insurance industry, certain of our customers have chosen for risk management purposes to diversify and expand the number of mortgage insurers with which they do business, which has negatively affected our level of NIW and market share with such customers. Given the amount of business we currently do with many of our customers, it is possible that further diversification could continue, which could have a negative impact on our NIW if we are unable to mitigate the market share loss through new customers or increases in business with other customers.
Our mortgage insurance business faces intense competition.
The U.S. mortgage insurance industry is highly competitive. Our competitors include other private mortgage insurers and federal and state governmental and quasi-governmental agencies, principally the FHA.

We compete with other private mortgage insurers on the basis of price, terms and conditions, customer relationships, reputation, perceived ability to comply with applicable capital and other financial strength requirements (including projected compliance with the PMIERs) and overall service. The improvement in the credit quality of new loans being insured in the current market, combined with the deterioration of the financial positions of many existing private mortgage insurance companies during the financial crisis (which led insurance regulators to take action with respect to certain companies) has brought new entrants to our industry and could encourage additional new competitors. Radian Guaranty currently competes with six other private mortgage insurers eligible to write business for the GSEs. Certain of our private mortgage insurance competitors have stronger financial strength ratings than Radian Guaranty and are subsidiaries of larger corporations that may have greater access to capital and financial resources than we do. In addition, three of our competitors who are new entrants to the industry are not burdened by legacy credit risks. If we are unable to compete with other providers, including new entrants that are not burdened by legacy credit risks or by Loss Mitigation Activities on legacy insurance portfolios, it could have a material adverse effect on our business position, financial condition and operating results.
We also compete with governmental and quasi-governmental entities that typically do not have the same capital requirements or business objectives that we and other private mortgage insurance companies have, and therefore, may have greater financial flexibility in their pricing guidelines and capacity that could put us at a competitive disadvantage. In the event that a government-owned entity in one of our markets decides to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of political, social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have an adverse effect on our business, financial condition and operating results.
Beginning in 2008, the FHA, which historically had not been a significant competitor, substantially increased its share of the mortgage insurance market, including by insuring a number of loans that would meet our current underwriting guidelines, sometimes at a lower monthly cost to the borrower than a loan that carries our mortgage insurance. Since 2010, the private mortgage insurance industry has been recapturing market share from the FHA, primarily due to increases in the financial strength of private mortgage insurers, including Radian Guaranty, the development of new products and marketing efforts directed at competing with the FHA, increases in the FHA’s pricing, the Department of Justice’s pursuit of legal remedies against lenders doing business with the FHA, as well as various policy changes at the FHA, such as reversing a past FHA policy that cancelled premiums for mortgage insurance coverage on certain loans once the loans had been paid down below a certain percentage. More recently, in January 2015, the FHA announced a 50 basis point reduction to its annual mortgage insurance premium which may adversely impact our competitiveness on certain high LTV loans to borrowers with FICO scores below 720.
Although the FHA’s market share has been gradually declining, the FHA may continue to maintain a strong market position and could increase its market position again in the future. Factors that could cause the FHA to maintain or increase its share of the mortgage insurance market include:

•	governmental policy, including further decreases in the pricing of FHA insurance or changes in the terms of such insurance;

•	past and potential future capital constraints of the private mortgage insurance industry;

•	the tightening by private mortgage insurers of underwriting guidelines based on past loan performance or other risk concerns;

•	the increased levels of Loss Mitigation Activity by private mortgage insurers on older vintage portfolios compared to the FHA’s historical practice of engaging in limited Loss Mitigation Activities;

•	a decrease in the Department of Justice’s pursuit of remedies against lenders doing business with the FHA;

•
increases in the LLPAs charged by the GSEs on loans that require mortgage insurance and changes in the amount of guarantee fees for the loans that the GSEs acquire (which may result in higher cost to borrowers);

•	the perceived operational ease of using FHA insurance compared to the products of private mortgage insurers; and

•
the implementation of new regulations under the Dodd-Frank Act and the Basel III guidelines that may be more favorable to the FHA compared to private mortgage insurers (see “Item 1. Business—Regulation—Other Federal Regulation—The Dodd-Frank Act.” and “The implementation of the Basel III guidelines may discourage the use of mortgage insurance”).

One or more private mortgage insurers may seek to regain market share from the FHA or other mortgage insurers by reducing pricing, loosening their underwriting guidelines, or relaxing their loss mitigation practices, which could, in turn, improve their competitive position in the industry and negatively impact our level of NIW. A decline in industry NIW might result in increased competition as certain private mortgage insurance companies may seek to maintain their NIW levels within a smaller market overall. In addition, as market conditions change, alternatives to traditional private mortgage insurance may develop which could reduce the demand for private mortgage insurance.
Our business depends, in part, on effective and reliable loan servicing.
We depend on reliable, consistent third-party servicing of the loans that we insure. Dependable servicing generally ensures timely billing and effective loss mitigation opportunities for delinquent or near-delinquent loans.
Challenging economic and market conditions following the financial crisis negatively affected the ability of many of our servicers to effectively maintain their servicing operations. In addition, the financial crisis and economic downturn led to a significant increase in the number of delinquent mortgage loans. These increases strained the resources of servicers, reducing their ability to undertake loss mitigation efforts in a timely manner, including the processing of potential loan modifications, which could help limit our losses. Further, due to the strain on the resources of servicers, delinquent loan servicing is increasingly being transferred to specialty servicers. The transfer of servicing can cause a disruption in the servicing of delinquent loans. Additionally, specialty servicers may not have sufficient resources to effectively handle the substantially higher volume of delinquent loans.
Recent state and federal inquiries and investigations into whether servicers have acted improperly in foreclosure proceedings, including the cost of and conditions imposed in settlements of such inquiries or investigations, have further strained the resources of servicers. In January 2014, the CFPB’s rules establishing national servicing standards for servicing residential mortgage loans became effective. These rules impose new and more burdensome requirements, procedures and standards and complying with the new rules may impact the servicing of mortgage loans covered by our insurance policies.
If a disruption occurs in the servicing of mortgage loans covered by our insurance policies, this, in turn, could contribute to a rise in delinquencies and/or claims among those loans, which could have a material adverse effect on our business, financial condition and operating results.
Loan modification, refinancing and other similar programs may not continue to provide us with a material benefit.
The Federal Deposit Insurance Corporation (“FDIC”), the GSEs and various lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. In 2008, the U.S. Treasury announced the Homeowner Affordability and Stability Plan to restructure or refinance mortgages to avoid foreclosures through: (1) refinancing mortgage loans through HARP; (2) modifying First- and Second-lien mortgage loans through HAMP and the Second Lien Modification Program; and (3) offering other alternatives to foreclosure through HAFA. For additional information about these loan modification programs and other initiatives, see “Item 1. Business—Regulation—Direct Federal Regulation.” These programs have benefited the composition and credit quality of our Legacy Portfolio. As of December 31, 2014, approximately 10% of our total primary mortgage insurance RIF had successfully completed a HARP refinance.
While modifications continue to be made under these programs, we expect the number of loans remaining in our mortgage insurance portfolio that will successfully complete a HARP refinance or other loan modification to decline. In addition, it is unclear how many successful loan modifications will result from these programs, in particular in light of the high level of re-default rates for loans that have been modified through these programs. To the extent modifications cure previously defaulted loans, our loss reserves do not account for potential re-defaults unless at the time the reserve is established, the re-default has already occurred. The expiration, termination or temporary cessation of any of these programs could result in an increased number of claims in our mortgage insurance business and could adversely affect our business and results of operations.
We cannot ascertain the total benefits we may derive from these loan modification programs, particularly given the uncertainty around the re-default rates for loans that have been modified through these programs. Re-defaults can result in losses that could be greater than we would have paid had the loan not been modified. If a mortgage balance is reduced as a result of a loan modification program, we may still be responsible under our Master Policies to pay the original balance if the borrower re-defaults on that mortgage after its balance has been reduced.

The extended period of time that a loan remains in our delinquent loan inventory may increase the severity of claims we ultimately are required to pay.
Foreclosure backlogs may delay our receipt of claims, resulting in an increase in the period that a loan remains in our delinquent loan inventory, and may increase the severity of claims that we are ultimately required to pay. Over the past several years, the average time it takes to receive a claim associated with a defaulted loan has increased. This is, in part, due to new loss mitigation protocols established by servicers and to a significant backlog of foreclosure proceedings in many states, and especially in those states that impose a judicial process for foreclosures. Generally, foreclosure delays do not stop the accrual of interest or affect other expenses on a loan, and unless a loan is cured during such delay, once title to the property ultimately is obtained and a claim is filed, our paid claim amount may include additional interest and expenses, increasing the severity of claims we ultimately are required to pay.
Our success depends on our ability to assess and manage our underwriting risks; the premiums we charge may not be adequate to compensate us for our liability for losses and the amount of capital we are required to hold against our insured risks.
The estimates and expectations we use to establish premium rates are based on assumptions made at the time our insurance is written. See “Item 1. Business—Mortgage Insurance—Premium Rates.” Our mortgage insurance premiums are based on, among other items, the amount of capital we are required to hold against such risks and our long-term expected risk of claims on insured loans and take into account, among other factors, each loan’s LTV, type (e.g., prime vs. non-prime or fixed vs. variable payments), premium structure (e.g., single lump sum, monthly or other variations), term, coverage percentage and whether there is a deductible in front of our loss position. These assumptions may ultimately prove to be inaccurate. In particular, the predictive value of historical data may be less reliable during periods of greater economic stress and, accordingly, our ability to correctly estimate our premium requirements may be impaired during periods of economic uncertainty such as we have recently experienced.
We generally cannot cancel or elect not to renew the mortgage insurance we provide, and because we generally fix premium rates for the life of a policy when issued, we cannot adjust renewal premiums or otherwise adjust premiums during the life of a policy. Therefore, if the risk underlying many of the mortgage loans we have insured develops more adversely than we anticipated, including as a result of the ongoing weakness in many parts of the economy and in certain housing markets, and the premiums our customers are currently paying for similar coverage on new business from us and others has increased, we generally cannot increase the premium rates on this in-force business, or cancel coverage or elect not to renew coverage, to mitigate the effects of such adverse developments. Similarly, if the amount of capital we are required to hold against our insured risks increases from the amount we were required to hold at the time a policy was written, as we expect generally will be the case when the PMIERs Financial Requirements become effective, we cannot adjust the premiums to compensate for this, and, as a result, the returns on our business may be lower than we assumed or expected. Our premiums earned and the associated investment income on those premiums may ultimately prove to be inadequate to compensate for the losses that we may incur and may not provide an adequate return on increased capital that may be required. See “The credit performance of our insured portfolio is impacted by macroeconomic conditions and specific events that affect the ability of borrowers to satisfy mortgage obligations.”
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
We provide contract underwriting services for certain of our mortgage lender customers, including on loans for which we are not providing mortgage insurance. Our contract underwriting program offers a limited indemnification in the event of a material underwriting error. We offer limited indemnification rights for underwriting errors with respect to those loans that we simultaneously underwrite for both secondary market compliance and for potential mortgage insurance eligibility and may, in certain circumstances, offer limited indemnification when we underwrite a loan only for secondary market compliance. See “Legislation and regulatory changes and interpretations could impact our businesses.”

Our current credit ratings and the insurance financial strength ratings assigned to our mortgage insurance subsidiaries could weaken our competitive position.
Recently, the credit ratings of Radian Group and the insurance financial strength ratings assigned to our mortgage insurance subsidiaries have been subject to upgrades, reflecting the improvement in our overall financial condition and the operating environment for our business. Notwithstanding these upgrades, however, our ratings remain below investment grade and may be downgraded in the future. The current financial strength ratings for Radian Guaranty are Ba2 by Moody’s and BB- by S&P.
Historically, our ratings were critical to our ability to market our products and to maintain our competitive position and customer confidence in our products. In addition, in order to maintain the highest level of eligibility with the GSEs, mortgage insurers historically had to maintain an insurance financial strength rating of AA- or Aa3 from at least two of the three rating agencies by which they are customarily rated. Although Radian Guaranty’s ratings are substantially below those required ratings, the GSEs have allowed Radian Guaranty to operate under business and financial remediation plans and retain its eligibility status. In July 2014, the FHFA issued the proposed PMIERs, which do not include a specific ratings requirement.
Radian Guaranty’s financial strength ratings currently are below the ratings assigned to certain other private mortgage insurers, some of which have been assigned investment grade ratings. Despite this, we have been successful in competing in the private mortgage insurance market, and we do not believe our current ratings have had a material adverse affect on our relationships with customers. To the extent this changes, however, and financial strength ratings become a more prominent consideration for lenders, we may be competitively disadvantaged by customers choosing to do business with private mortgage insurers that have higher financial strength ratings.
We believe that financial strength ratings remain a significant consideration for participants seeking to secure credit enhancement in the non-GSE mortgage market, which includes most non-QM loans. While this market has remained limited since the financial crisis, we view this market as an area of potential future growth and our ability to participate in this market could depend on our ability to secure investment grade ratings for our mortgage insurance subsidiaries. In addition, if legislative or regulatory changes were to alter the current state of the housing finance industry such that the GSEs no longer operated in their current capacity, we may be forced to compete in a new marketplace in which financial strength ratings may play a greater role. If we are unable to compete effectively in the current or any future markets as a result of the financial strength ratings assigned to our mortgage insurance subsidiaries, the franchise value and future prospects for our mortgage insurance business could be negatively affected.
We expect to incur future losses beyond what we have recorded in our financial statements.
In accordance with industry practice, we do not establish reserves in our mortgage insurance business until we are notified that a borrower has failed to make at least two monthly payments when due. Because our mortgage insurance reserving does not account for the impact of future losses that we expect to incur with respect to performing (non-defaulted) loans, our obligation for ultimate losses that we expect to incur at any period end is not reflected in our financial statements, except to the extent that a premium deficiency exists. As a result, future losses beyond what we have recorded in our financial statements may have a material impact on future results as defaults occur.
If the estimates we use in establishing loss reserves are incorrect, we may be required to take unexpected charges to income, which could adversely affect our capital position.
We establish loss reserves in our mortgage insurance business to provide for the estimated cost of future claims. Because our reserves represent only our best estimate of claims to be paid in the future, these reserves may be insufficient to satisfy the full amount of claims that we ultimately have to pay. Setting our loss reserves requires significant judgment by management with respect to the likelihood, magnitude and timing of each potential loss, including an estimate of the impact of our Loss Mitigation Activities with respect to defaulted loans. The models, assumptions and estimates we use to establish loss reserves may not prove to be accurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty, such as we have recently experienced.

Many of the programs and initiatives that have been implemented to prevent or forestall mortgage foreclosures, as well as the significant backlog of foreclosure proceedings in many states that impose a judicial process on such proceedings, have resulted in fewer defaulted loans moving to claim, and consequently, an increase in the aging of our inventory of defaulted loans. As a result, the number of our defaulted loans that have been in default for an extended period of time currently represent a much larger portion of our default inventory than has historically been the case. While these loans are generally assigned a higher loss reserve based on our belief that they are more likely to result in a claim, we also assume, based on historical trends, that a significant portion of these loans will cure or otherwise not result in a claim. Given the significant period of time that these loans have been in default, it is possible that the ultimate cure rate for these defaulted loans will be significantly less than historical rates, and therefore, less than our current estimates of cures for this inventory of defaults. Further, the foreclosure moratoriums and other delays have resulted in further aging of our defaulted loan portfolio, which has created additional uncertainty regarding the likelihood, magnitude and timing of anticipated losses. If our estimates are inadequate, we may be required to increase our reserves, which could have a material adverse effect on our financial condition, capital position and operating results.
In addition to establishing mortgage insurance loss reserves for defaulted loans, under GAAP, we are required to establish a premium deficiency reserve, or PDR, for our mortgage insurance products if the amount by which the net present value of expected future losses for a particular product and the expenses for such product exceeds the net present value of expected future premiums and existing reserves for such product. We evaluate whether a premium deficiency exists at the end of each fiscal quarter. As of December 31, 2014, a PDR of approximately $2.2 million existed for our Second-lien insurance business. Our evaluation of premium deficiency is based on our best estimate of future losses, expenses and premiums. This evaluation depends upon many significant assumptions, including assumptions regarding future macroeconomic conditions, and therefore, is inherently uncertain and may prove to be inaccurate. Although no premium deficiency existed on our First-lien insurance business at December 31, 2014, there can be no assurance that a PDR will not be required for this product or our other mortgage insurance products in future periods.
Our success depends, in part, on our ability to manage risks in our investment portfolio.
Our investment portfolio is our primary source of liquidity. We maintain an investment policy to manage our investments and those of our insurance subsidiaries. We may be forced to change our investments or investment policies depending upon regulatory, economic and market conditions and our existing or anticipated financial condition and operating requirements, including the tax position, of our business segments. In addition, if we underestimate our policy liabilities or improperly structure our investments to meet those liabilities, we could have unexpected losses, including losses resulting from the forced liquidation of investments before their maturity.
Our investment objectives may not be achieved. Although our portfolio consists mostly of highly-rated investments, the success of our investment strategy is affected by general economic conditions, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and, consequently, the value of our fixed-income securities. Volatility or lack of liquidity in the markets in which we hold positions has at times reduced the market value of some of our investments, and if this worsens substantially it could have a material adverse effect on our liquidity, financial condition and operating results.
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
Radian Group serves as the holding company for our operating subsidiaries and does not have any significant operations of its own. Radian Group’s principal liquidity demands are expected to include funds for: (i) additional capital support for Radian Guaranty; (ii) the payment of corporate expenses; (iii) interest payments on our outstanding long-term debt; (iv) the repayment of our outstanding long-term debt, including $195.5 million principal amount of outstanding debt due in June 2017, $450 million principal amount of convertible debt due in November 2017, and, at our option, any related conversion premium that we elect to settle in cash, potentially $400 million of convertible debt due in March 2019 for which the principal amount and any conversion premium may, at our option, be settled in cash, and $300 million principal amount of outstanding debt due in June 2019; (v) potential payments to the U.S. Treasury resulting from our dispute with the IRS relating to the examination of our 2000 through 2007 consolidated federal income tax returns by the IRS ( See “Resolution of our dispute with the IRS could adversely affect us..”); (vi) potential investments to support our long-term strategy of growing our fee-based businesses and diversifying our sources of revenues; and (vii) the payment of dividends on our common stock.
At December 31, 2014, Radian Group had immediately available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of approximately $670 million, after giving effect to the $100 million capital contribution from Radian Guaranty in February 2015. The approximately $670 million of available cash and liquid investments as of December 31, 2014 excludes certain additional cash and liquid investments that have been advanced from our subsidiaries for corporate expenses and interest payments. Substantially all of Radian Group’s obligations to pay corporate expenses and interest payments on outstanding debt are reimbursed to Radian Group through the expense-sharing arrangements currently in place with its subsidiaries.
We expect the PMIERs Financial Requirements to be effective by the end of 2015. We currently expect that Radian Guaranty’s compliance with the PMIERs Financial Requirements as proposed will require Radian Group to contribute a substantial portion of its cash and investments to Radian Guaranty. The amount that we ultimately decide to contribute to Radian Guaranty will depend on, among other things, the amount of cash and investments that we plan to maintain at Radian Group to carry out our business strategy, and whether we are successful in: (1) completing the pending sale of Radian Asset Assurance to Assured pursuant to the Radian Asset Assurance Stock Purchase Agreement; and (2) leveraging other options such as commutations of existing risk or external reinsurance for a portion of our mortgage insurance RIF in a manner that provides capital relief and is compliant with the PMIERs. In the event we are unable to successfully execute these or similar transactions or strategies, or such transactions are not available on terms that are attractive to us, we may seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.
Assuming that Radian Group contributes a substantial portion of its cash and investments to Radian Guaranty, our financial flexibility may be significantly reduced, leaving us with limited funds to satisfy our financial obligations, including our long-term debt that is scheduled to mature in June and November of 2017. In this case, we would expect to seek to refinance this long-term debt, which we may not be able to do on attractive terms, if at all.
Radian Group also could be required to provide capital support for Radian Guaranty and our other mortgage insurance subsidiaries if additional capital is required pursuant to insurance laws and regulations. The NAIC is in the process of reviewing the minimum capital and surplus requirements for mortgage insurers and considering changes to the Model Act. These changes could include more stringent capital requirements for Radian Guaranty, which, if adopted, could increase the capital requirements for Radian Guaranty in states that adopt the new Model Act. In addition, certain of our mortgage insurance subsidiaries that provide reinsurance to Radian Guaranty have required, and in the future may again require, additional capital contributions from Radian Group.
Cash flows from our investment portfolio, dividends from Clayton and Radian Guaranty and permitted payments to Radian Group under tax- and expense-sharing arrangements with our subsidiaries are Radian Group’s principal sources of cash. Radian Group expects to receive a modest amount of dividend payments over the next 12 months from positive cash flows generated by Clayton and these potential dividend payments would be adversely impacted if unanticipated events and circumstances were to result in lower earnings than expected. See “We face risks associated with our acquisition of Clayton and we may fail to realize the anticipated benefits of the Clayton acquisition.” We do not anticipate that Radian Guaranty will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future in light of Radian Guaranty’s periods of operating losses. The expense-sharing arrangements between Radian Group and our insurance subsidiaries, as amended, have been approved by applicable state insurance departments, but such approval may be revoked at any time.

In light of Radian Group’s long- and short-term needs, it is possible that our sources of liquidity could be insufficient to fund our obligations and could exceed currently available holding company funds. If this were to occur, we may need or otherwise may decide to increase our available liquidity by incurring additional debt, by issuing additional equity or by selling assets, any of which we may be unable to do on favorable terms, if at all.
Our reported earnings are subject to fluctuations based on changes in our trading securities and short-term investments that require us to adjust their fair market value and changes in our stock price impacting the fair value of certain stock-based compensation awards.
We have significant assets that we carry at fair value, with changes in fair market value recorded on our statements of operations each period. These assets include our trading securities and short-term investments. Because the changes in fair value of these financial instruments are reflected on our statements of operations, they have the potential to affect our reported earnings and create earnings volatility. Economic conditions, as well as adverse capital market conditions, including but not limited to, interest rate changes, market volatility and declines in the value of underlying collateral will impact the value of our investments, potentially resulting in unrealized losses.
Under our long-term incentive compensation program, we currently have outstanding stock-based performance awards that are settled in cash. These awards mainly consist of performance-based RSU awards that were granted in 2012 and which vest in June 2015. For more information regarding these awards, see Note 15 of Notes to Consolidated Financial Statements. Because these awards are cash-settled, we are required to determine their fair value as of the end of each reporting period and to record any changes in their fair value within other operating expenses. As a result, any change in the fair value of these awards, which is highly correlated to changes in our stock price, can result in volatility in our results of operations during the periods that these awards remain outstanding.
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
Our ability to meet the needs of our customers is dependent on our ability to keep pace with technological advances and to invest in new technology as it becomes available or otherwise upgrade our technological capabilities. Participants in the mortgage insurance industry rely on e-commerce and other technologies to provide their products and services. Our customers generally require that we provide aspects of our products and services electronically and the percentage of our NIW and claims processing that we deliver electronically has continued to increase. We expect this trend to continue and, accordingly, we may not satisfy our customers’ requirements if we fail to invest sufficient resources or otherwise are unable to maintain and upgrade our technological capabilities. This may result in a decrease in the business we receive, which could negatively impact our business and results of operations.
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

We are in the process of implementing a major technology project to improve our operating systems, including a new platform for our mortgage insurance underwriting, policy administration, claims management and billing processes. The project is intended to enhance our business and technological capabilities by increasing operational efficiencies and reducing complexity. The implementation of these technological improvements is complex, expensive, time consuming and, in certain respects, depends on the ability of third parties to perform their obligations in a timely manner. If we fail to timely and successfully implement the new technology systems and business processes, or if the systems do not operate as expected, it could have an adverse impact on our business, business prospects and results of operations.
The security of our information technology systems may be compromised and confidential information, including non-public personal information that we maintain, could be improperly disclosed.
Our information technology systems may be vulnerable to physical or electronic intrusions, computer viruses or other attacks. As part of our business, we, and certain of our subsidiaries and affiliates, maintain large amounts of confidential information, including non-public personal information on consumers and our employees. Breaches in security could result in the loss or misuse of this information, which could, in turn, result in potential regulatory actions or litigation, including material claims for damages, as well as interruption to our operations and damage to our reputation. While we believe we have appropriate information security policies and systems in place in order to prevent unauthorized use or disclosure of confidential information, including non-public personal information, there can be no assurance that such use or disclosure will not occur. Any compromise of the security of our information technology systems, or unauthorized use or disclosure of confidential information, could subject us to liability, damage our reputation and customer relationships and have a material adverse effect on our business, financial condition and operating results.
We are subject to the risk of litigation and regulatory proceedings.
We operate in highly regulated industries that inherently pose a heightened risk of litigation and regulatory proceedings. We currently are a party to material litigation and are subject to certain regulatory proceedings. The cost to defend these actions and the ultimate resolution of these matters could have a material adverse impact on our business, financial condition and results of operations. Additional lawsuits, regulatory proceedings and other matters may also arise in the future.
We and other private mortgage insurers currently are defendants in a series of putative class action lawsuits under RESPA with respect to our captive reinsurance agreements. In addition, we and other mortgage insurers have been, and with respect to the Minnesota Department of Commerce we currently are, subject to inquiries and investigative demands from state and federal governmental agencies requesting information relating to our captive reinsurance arrangements. See “Item 3. Legal Proceedings.” Various regulators, including the CFPB, state insurance commissioners or state attorneys general may bring additional actions or proceedings regarding our compliance with RESPA or other laws applicable to our businesses. We cannot predict whether additional actions or proceedings will be brought against us or the outcome of any such actions or proceedings.
During the period following the financial crisis, the amount of insurance we rescinded due to fraud, misrepresentation, underwriting negligence or other non-compliance with our insurance policies increased significantly and we denied a significant number of claims for failing to satisfy the claim perfection requirements under our Prior Master Policy. In more recent years, we have curtailed a significant number of claims as a result of servicers failing to satisfy the standards set forth in our Prior Master Policy and servicing guidelines, thereby increasing our risk of loss.
Our Loss Mitigation Activities and claim payment practices have resulted in disputes with our customers, which has heightened the risk of litigation and in some cases, damaged our relationships with certain customers. While we have resolved many of our remaining disputes, if we do not successfully resolve our continuing disputes, it could result in arbitration or judicial proceedings.
See also “Legislation and regulatory changes and interpretations could impact our businesses” and “Resolution of our dispute with the IRS could adversely affect us..”
Resolution of our dispute with the IRS could adversely affect us.
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

Although we made several attempts to reach a compromised settlement with Appeals, on September 4, 2014, we received Notices of Deficiency covering the 2000 through 2007 tax years. The Notices of Deficiency exclude any potential benefit related to our NOL carryback ability and assert unpaid taxes and penalties related to the REMIC matters of approximately $157 million. As of December 31, 2014, there also would be interest of approximately $115 million related to these matters. Depending on the outcome, additional state income taxes, penalties and interest (in the aggregate estimated to be approximately $30 million) also may become due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of approximately $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We currently believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim.
On December 3, 2014, we petitioned the U.S. Tax Court to litigate the Deficiency Amount. The litigation could take several years to resolve and may result in substantial legal expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached. If the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.
Radian Group has assumed the obligation to pay RGRI’s portion of the liabilities associated with these tax matters by indemnifying RGRI for such liabilities, including any portion of the “qualified deposits” that is used to satisfy such liabilities. See “Radian Group’s sources of liquidity may be insufficient to fund its obligations.”
Our ability to recognize tax benefits on future U.S. tax losses and our existing U.S. loss positions may be limited under applicable tax laws.
We have generated substantial NOLs, loss carryforwards and other tax attributes for U.S. tax purposes that can be used to reduce our future federal income tax obligations. Our ability to fully utilize these tax assets (including NOLs of approximately $1.5 billion as of December 31, 2014) on a timely basis (i.e. to offset operating income as generated) will be adversely affected if we have an “ownership change” within the meaning of Section 382. An ownership change is generally defined as a greater than 50 percentage point increase in equity ownership by “five-percent shareholders” (as that term is defined for purposes of Section 382) in any three-year period. We may experience an “ownership change” in the future as a result of changes in our stock ownership.
On October 8, 2009, our Board adopted a Tax Benefit Preservation Plan (the “Plan”), which, as amended, was approved by our stockholders at our 2010 and 2013 annual meetings. We also adopted certain amendments to our amended and restated bylaws (the “Bylaw Amendment”) and at our 2010 and 2013 annual meetings, our stockholders approved certain amendments to our amended and restated certificate of incorporation (the “Charter Amendment”). The Plan, the Bylaw Amendment and the Charter Amendment were implemented in order to protect our ability to utilize our NOLs and other tax assets and prevent an “ownership change” under U.S. federal income tax rules by restricting or discouraging certain transfers of our common stock that would: (i) create or result in a person becoming a five-percent shareholder under Section 382; or (ii) increase the stock ownership of any existing five-percent shareholder under Section 382. The continued effectiveness of the Plan, the Bylaw Amendment and the Charter Amendment are subject to the reapproval of the Plan and the Charter Amendment by our stockholders every three years and there can be no assurance that if we elect to present them to our stockholders for reapproval in the future, our stockholders will reapprove them.
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
Legislation and regulatory changes and interpretations could impact our businesses.
Our businesses are subject to or may be impacted by many federal and state lending, insurance and consumer laws and regulations and may be affected by changes in these laws and regulations. In particular, our businesses may be significantly impacted by the following:

•	Legislation or regulatory action impacting the charters or business practices of the GSEs;

•	Legislative reform of the U.S. housing finance system;

•	Legislation and regulation impacting the FHA and its competitive position versus private mortgage insurers. See “Our mortgage insurance business faces intense competition.”;

•
State insurance laws and regulations that address, among other items, licensing of companies to transact business, claims handling, reinsurance requirements, premium rates, policy forms offered to customers and requirements for Risk-to-capital, minimum policyholder positions, reserves (including contingency reserves), surplus, reinsurance and payment of dividends. See “Our insurance subsidiaries are subject to comprehensive state insurance regulations and other requirements, including capital adequacy measures, which if we fail to satisfy, could limit our ability to write new insurance and increase restrictions and requirements placed on our insurance subsidiaries.”;

•	The application of state, federal or private sector programs aimed at supporting borrowers and the housing market;

•
The application of RESPA, the FCRA and other laws to mortgage insurers, including with respect to captive reinsurance arrangements. See “We are subject to the risk of litigation and regulatory proceedings.”;

•
The amendments to Regulation AB (commonly referred to as Regulation AB II) that were adopted by the SEC in August 2014 to introduce several new requirements related to public offerings of ABS, including public offerings of RMBS for which our MRES business traditionally has provided due diligence and servicer surveillance services and new credit rating agency reform rules (the “NRSRO Rules”) adopted by the SEC in August 2014, including new requirements applicable to providers of third-party due diligence services, such as our MRES business, for both publicly and privately issued ABS;

•
New federal standards and oversight for mortgage insurers, including as a result of the Federal Insurance Office of the U.S. Treasury having published a study on how to modernize and improve the system of insurance regulation in the U.S. that, among other things, calls for federal standards and oversight for mortgage insurers to be developed and implemented. See “Item 1. Business—Regulation—Other Federal Regulation—The Dodd-Frank Act.”;

•	The implementation of new regulations under the Dodd-Frank Act. See “Item 1. Business—Regulation—Other Federal Regulation—The Dodd-Frank Act.”; and

•
The implementation in the U.S. of the Basel II capital adequacy requirements and the Basel III guidelines. See “The implementation of the Basel III guidelines may discourage the use of mortgage insurance.”

Any of the items discussed above could adversely affect our operating results, financial condition and business prospects. In addition, our mortgage insurance business could be impacted by new legislation or regulations, as well as changes to existing legislation or regulations, that are not currently contemplated and which could occur at any time.
The implementation of the Basel III guidelines may discourage the use of mortgage insurance.
In 1988, the BCBS developed Basel I, which established international benchmarks for assessing banks’ capital adequacy requirements. In June 2005, the BCBS issued Basel II which, among other things, governs the capital treatment for mortgage insurance purchased by domestic and international banks in both their origination and securitization activities. Basel II was implemented by many banks in the U.S. and in many other countries in 2009 and 2010.
In September 2010, the BCBS released Basel III guidelines, which increased the capital requirements for certain banking organizations. In December 2010, the BCBS released a new bank capital framework, which we refer to as the Basel III capital adequacy guidelines, that raised minimum capital requirements for banks. Implementation of Basel III and the Basel III capital adequacy guidelines in the U.S. required formal regulations to be adopted by the three U.S. federal banking regulators.
In July 2013, the federal bank regulators published rules to implement the Basel III guidelines. As published, these rules would have made extensive changes to the capital requirements for residential mortgages. In addition, the published rules would have eliminated existing capital recognition for certain low down payment mortgages if covered by mortgage insurance. After consideration of extensive comments on the published rules, the federal regulators revised the Basel III rules to retain the current treatment for residential mortgages under the general risk-based capital rules for U.S. banking institutions.
If implementation of the Basel III Rules increases the capital requirements of banking institutions with respect to the residential mortgages we insure, it could reduce the demand for our mortgage insurance. If the federal bank regulators revise their rules to implement Basel III to reduce or eliminate the capital benefit banks receive from insuring low down payment loans with private mortgage insurance, our business and business prospects could be adversely affected.

We face risks associated with our acquisition of Clayton and we may fail to realize the anticipated benefits of the Clayton acquisition.
As a result of our acquisition of Clayton and our entry into the businesses of our MRES segment, we are exposed to certain risks that may negatively affect our financial results, including, among others, the following:

•
Our MRES revenue is dependent on a limited number of large customers that represent a significant proportion of our MRES total revenues. Radian Guaranty also does business with many of these significant customers. In the event of a dispute between a significant customer and either of our business segments, the overall customer relationship for Radian could be negatively impacted. The loss or reduction of business from one or more of these significant customers could adversely affect our revenues and results of operations.

•
While Clayton is not a defendant in litigation arising out of the financial crisis involving the issuance of RMBS in connection with which it has provided services, it has been in the past, and may again be in the future, subpoenaed by various parties to provide documents and information related to such litigation, and there can be no assurance that Clayton will not be subject to future claims against it, whether in connection with such litigation or otherwise. It is possible that our exposure to potential liabilities resulting from our MRES business, some of which may be material or unknown, could exceed amounts we can recover through indemnification claims.

•
Our goodwill and other intangible assets were established primarily in connection with our acquisition of Clayton. Goodwill represents the estimated future economic benefits arising from the assets we have acquired that did not qualify to be identified and recognized individually, and includes the value of expected future cash flows of Clayton, Clayton’s workforce, expected synergies with our other affiliates and other unidentifiable intangible assets. Goodwill is deemed to have an indefinite useful life and is subject to review for impairment annually, or more frequently, whenever circumstances indicate potential impairment. The value of goodwill is supported by revenue, which is driven primarily by transaction volume. Intangible assets other than goodwill primarily consist of customer relationships, client backlog, trade name and trademarks, software and non-competition agreements; and

•
The calculation of the estimated fair value of goodwill and other intangibles requires the use of significant estimates and assumptions that are highly subjective in nature, such as attrition rates, discount rates, future expected cash flows and market conditions. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. If actual results differ from our assumptions, we may not realize the full value of our intangible assets and goodwill.

For these and other reasons there can be no assurance that the anticipated benefits from the transaction will be realized fully or at all. If we fail to realize the anticipated benefits of the Clayton acquisition, we may not realize the full value of our intangible assets and goodwill related to the acquisition, in which case we may be required to write down or write off all such intangible assets or goodwill. Such an impairment of our goodwill or intangible assets could have a material adverse effect on our results of operations.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
At our corporate headquarters in Philadelphia, Pennsylvania, we lease approximately 151,197 square feet of office space and an additional 1,740 square feet of space for data storage under a lease that expires in August 2017. We also lease 23,453 square feet of office space in Philadelphia, Pennsylvania, separate from our headquarters, for various operational and IT personnel.
In addition, we lease office space for our mortgage insurance operations in: Worthington, Ohio; Dayton Ohio; and Hong Kong. Following the Clayton acquisition in 2014, we also have leases for office space for our MRES operations in various cities in Connecticut, Florida, Colorado, Georgia and Utah, as well as in Bristol, England.
We also currently lease 121,093 square feet of office space for our financial guaranty business in New York City, a portion of which is subleased to unrelated third parties. The lease for this space expires in August 2015 and, following the sale of Radian Asset to Assured we do not expect to renew this lease.
We currently have a co-location agreement with Xand that supports data center space and services. Xand serves as a production and disaster recovery location in Audubon, Pennsylvania. This agreement expires June 2015.
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
Each of the cases described below are putative class actions (with alleged facts substantially similar to the facts alleged in the JPMorgan Case discussed above) in which Radian Guaranty has been named as a defendant and has insured at least one loan of one of the plaintiffs:

•
On December 30, 2011, a putative class action under RESPA titled White v. PNC Financial Services Group (the “White Case”) was filed in the U.S. District Court for the Eastern District of Pennsylvania. On September 29, 2012, plaintiffs filed an amended complaint. On November 26, 2012, Radian Guaranty filed a motion to dismiss the plaintiffs’ claims as barred by the statute of limitations. On June 20, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on July 5, 2013, reasserting a putative claim under RESPA on substantially the same allegations. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on July 22, 2013. The court denied Radian Guaranty’s motion on August 18, 2014, without prejudice to Radian Guaranty’s ability to raise the statute of limitations bar on a motion for summary judgment. On January 20, 2015, plaintiffs in the White Case filed a motion to strike certain of the affirmative defenses, but not the statute of limitations defense, that had been asserted by Radian Guaranty in its answer to plaintiffs’ second amended complaint. The parties are continuing to file procedural motions in this litigation. However, the White Case is currently stayed pending a decision by the Third Circuit Court of Appeals in the case Cunningham v. M&T Bank Corp., which is another putative class action under RESPA in which Radian Guaranty is not a party.

•
On January 13, 2012, a putative class action under RESPA titled Menichino, et al. v. Citibank, N.A., et al. (the “Menichino Case”), was filed in the U.S. District Court for the Western District of Pennsylvania. Radian Guaranty was not named as a defendant in the original complaint. On December 4, 2012, plaintiffs amended their complaint to add Radian Guaranty as an additional defendant. On February 4, 2013, Radian Guaranty filed a motion to dismiss the claims against it as barred by the statute of limitations. On July 19, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on August 16, 2013, reasserting a putative claim under RESPA on substantially the same allegations. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on September 17, 2013. The court denied Radian Guaranty’s motion on February 4, 2014, without prejudice to Radian Guaranty’s ability to raise the statute of limitations bar on a motion for summary judgment. The Menichino Case is currently stayed pending a decision by the Third Circuit Court of Appeals in the case Cunningham v. M&T Bank Corp., which is another putative class action under RESPA in which Radian Guaranty is not a party.

•
On April 5, 2012, a putative class action under RESPA titled Manners, et al. v. Fifth Third Bank, et al (the “Manners Case”) was filed in the U.S. District Court for the Western District of Pennsylvania. On November 28, 2012, Radian Guaranty moved to dismiss plaintiffs’ claims as barred by the statute of limitations. On July 19, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on August 16, 2013, reasserting a putative claim under RESPA on substantially the same allegations. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on September 17, 2013. The court denied Radian Guaranty’s motion on February 5, 2014, without prejudice to Radian Guaranty’s ability to raise the statute of limitations bar on a motion for summary judgment. The Manners Case is currently stayed pending a decision by the Third Circuit Court of Appeals in the case Cunningham v. M&T Bank Corp., which is another putative class action under RESPA in which Radian Guaranty is not a party.

With respect to the putative class action cases discussed above, Radian Guaranty believes that the claims are without merit and intends to vigorously defend itself against these claims. We are not able to estimate the reasonably possible loss or range of loss, if any, for these matters because the proceedings are still in a preliminary stage and there is uncertainty as to the likelihood of a class being certified or the ultimate size of a class.
We are contesting adjustments resulting from the examination by the IRS of our 2000 through 2007 consolidated federal income tax returns. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests and proposed adjustments denying the associated tax benefits of these items. We appealed the proposed adjustments to Appeals and made “qualified deposits” with the U.S. Treasury of approximately $85 million in June 2008 relating to the 2000 through 2004 tax years and approximately $4 million in May 2010 relating to the 2005 through 2007 tax years in order to avoid the accrual of above-market-rate interest with respect to the proposed adjustments.
Although we made several attempts to reach a compromised settlement with Appeals, on September 4, 2014, we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties related to the REMIC matters of approximately $157 million and exclude any potential benefit related to our NOL carryback ability. As of December 31, 2014, there also would be interest of approximately $115 million related to these matters. Depending on the outcome, additional state income taxes, penalties and interest (estimated in the aggregate to be approximately $30 million as of December 31, 2014) also may become due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of approximately $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We currently believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim. On December 3, 2014, we petitioned the U.S. Tax Court to litigate the Deficiency Amount. We can provide no assurance regarding the outcome of any such litigation, which could take several years to resolve, or whether a compromised settlement with the IRS will ultimately be reached. We believe that an adequate provision for income taxes has been made for the potential liabilities that may result from this matter. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.

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
In addition to the private lawsuits discussed above, we and other mortgage insurers have been subject to inquiries from the Minnesota Department of Commerce requesting information relating to captive reinsurance. We have cooperated with these requests for information. In August 2013, Radian Guaranty and other mortgage insurers first received a draft Consent Order from the Minnesota Department of Commerce, containing proposed conditions and unspecified penalties, to resolve its outstanding inquiries related to captive reinsurance arrangements involving mortgage insurance in Minnesota. We continue to cooperate with the Minnesota Department of Commerce and are engaged in active discussions with them with respect to their inquiries, including the penalties they are seeking and various alternatives for resolving this matter. We cannot predict the outcome of this matter or whether additional actions or proceedings may be brought against us. We have not entered into any new captive reinsurance arrangements since 2007.
Through December 31, 2014, Radian Asset Assurance has received a series of claims totaling €13.5 million ($16.4 million) from one of its trade credit and surety ceding companies related to surety bonds for Spanish housing cooperative developments. The ceding company is still in the process of settling additional similar claims, so the ultimate amount the ceding company will claim is uncertain. Based on information we received from the ceding company and the advice of our legal advisors, we believe that these claims are subject to a number of defenses, including that the risk under these surety bonds was not eligible for cession to Radian Asset Assurance under the terms and conditions of the applicable reinsurance treaties. We have rejected all claims related to these surety bonds and, because we do not believe a loss is probable, we have not recorded a liability with respect to any of these claims. In May 2014, the ceding company sent us a demand to arbitrate this dispute. We are in the process of finalizing the arbitration panel and are preparing for this arbitration. Formal arbitration proceedings could commence before the end of 2015. Without giving any consideration to our defenses, we estimate the maximum aggregate potential liability for claims received and future claims related to these surety bonds to be €17.1 million ($20.8 million). This legal matter is part of our discontinued operations. See Note 3 of Notes to Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the NYSE under the symbol “RDN.” At February 24, 2015, there were 191,135,153 shares of our common stock outstanding and approximately 63 holders of record. The following table shows the high and low sales prices of our common stock on the NYSE for the financial quarters indicated:

	2014		2013
	High	Low	High	Low
1st Quarter	$16.24	$13.75	$10.95	$5.97
2nd Quarter	15.58	13.39	14.34	9.62
3rd Quarter	15.14	12.18	14.80	11.36
4th Quarter	17.50	13.96	15.15	12.57
In 2013 and 2014, we declared quarterly cash dividends on our common stock equal to $0.0025 per share. We presently expect to continue to declare a regular quarterly dividend on our common stock. For information on Radian Group’s ability to pay dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Reference is made to the information in Item 12 of this report under the caption “Equity Compensation Plans,” which is incorporated herein by this reference.
Issuer Purchases of Equity Securities
During 2014, we did not repurchase any of our common stock; however, upon the vesting of certain restricted stock awards under our equity compensation plans, we withheld from such vested awards an aggregate of 10,033 shares of our common stock to satisfy the tax liability of the award recipients.

Item 6.	Selected Financial Data.
The information in the following table should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 8 and the information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As a result of the December 22, 2014 Radian Asset Assurance Stock Purchase Agreement to sell Radian Asset Assurance, Radian’s financial guaranty insurance subsidiary, we have reclassified the operating results related to the pending disposition as discontinued operations for all periods presented in our consolidated statements of operations. See Note 3 of Notes to Consolidated Financial Statements for additional information.

($ in millions, except per-share amounts and ratios)	2014	2013	2012	2011	2010
Consolidated Statements of Operations
Net premiums earned—insurance	$844.5	$781.4	$702.4	$680.9	$739.6
Net investment income	65.7	68.1	72.7	105.3	109.1
Net gains (losses) on investments	83.9	(98.9)	114.3	147.3	83.3
Services revenue	76.7	—	—	—	—
Total revenues	1,072.7	749.9	902.7	943.6	1,000.4
Provision for losses	246.1	562.7	921.5	1,286.8	1,716.2
Other operating expenses	252.3	257.4	167.7	144.5	157.1
Interest expense	90.5	74.6	51.8	61.4	41.8
Direct cost of services	43.6	—	—	—	—
Amortization and impairment of intangible assets	8.6	—	—	—	—
Pretax income (loss) from continuing operations	407.2	(173.3)	(272.4)	(585.0)	(936.2)
Income tax (benefit) provision	(852.4)	(31.5)	(48.3)	(138.2)	481.9
Net income (loss) from continuing operations	1,259.6	(141.9)	(224.1)	(446.7)	(1,418.1)
(Loss) income from discontinued operations, net of tax	(300.1)	(55.1)	(227.4)	748.9	(387.8)
Net income (loss)	959.5	(197.0)	(451.5)	302.2	(1,805.9)
Diluted net income (loss) per share from continuing operations (1)	$5.44	$(0.85)	$(1.69)	$(3.38)	$(12.36)
Diluted net income (loss) per share (1)	$4.16	$(1.18)	$(3.41)	$2.28	$(15.74)
Cash dividends declared per share	$0.01	$0.01	$0.01	$0.01	$0.01
Average shares outstanding-diluted	233.9	166.4	132.5	132.4	114.7

Consolidated Balance Sheets
Total investments	$3,629.3	$3,361.7	$3,417.8	$3,678.4	$4,535.9
Total assets held for sale	1,736.4	1,768.1	1,965.6	2,403.8	2,394.9
Total assets	6,860.0	5,621.7	5,903.2	6,656.8	7,620.9
Unearned premiums	644.5	567.1	382.4	233.4	197.3
Reserve for losses and LAE	1,560.0	2,164.4	3,083.6	3,247.9	3,525.0
Long-term debt and other borrowings	1,209.9	930.1	663.6	818.6	964.8
Liabilities held for sale	947.0	642.6	722.0	851.2	1,714.2
Stockholders’ equity	2,097.1	939.6	736.3	1,182.3	859.8
Book value per share	$10.98	$5.43	$5.51	$8.88	$6.46

($ in millions, except per-share amounts and ratios)	2014	2013	2012	2011	2010
Consolidated Statements of Operations
Selected Ratios—Mortgage Insurance (2)
Loss ratio	29.1%	72.0%	131.2%	189.0%	232.0%
Expense ratio - NPE basis	29.6%	36.6%	28.7%	26.6%	26.3%
Expense ratio - NPW basis	27.0%	30.1%	25.0%	25.3%	27.8%
Risk-to-capital-Radian Guaranty only	17.9:1	19.5:1	20.8:1	21.5:1	16.8:1
Risk-to-capital-Mortgage Insurance combined	20.3:1	24.0:1	29.9:1	30.9:1	19.7:1
Other Data—Mortgage Insurance
Primary NIW	$37,349	$47,255	$37,061	$15,510	$11,558
Direct primary insurance in force	171,810	161,240	140,363	126,185	129,566
Direct primary risk in force	43,239	40,017	34,372	30,692	31,461
Persistency (12 months ended)	83.4%	81.1%	81.8%	85.4%	81.8%
________________

(1)	Diluted net (loss) income per share and average share information in accordance with the accounting standard regarding earnings per share.

(2)
Calculated using amounts determined under GAAP, using provision for losses to calculate the loss ratio and policy acquisition costs and other operating expenses to calculate the expense ratio as a percentage of net premiums earned and net premiums written. Expense ratios include amounts that have been reallocated to the mortgage insurance segment that were previously allocated to the financial guaranty segment, but were not reclassified to discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 8 and the Risk Factors detailed in Item 1A of this Annual Report on Form 10-K.

Overview
We provide mortgage insurance on First-liens and products and services to the mortgage and real estate industries. We currently have two business segments—mortgage insurance and MRES. Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, to mortgage lending institutions. We conduct our mortgage insurance business primarily through Radian Guaranty, our principal mortgage insurance subsidiary. Our MRES segment provides services and solutions to the mortgage and real estate industries primarily through Clayton, which we acquired on June 30, 2014. See “Recent Developments—Acquisition of Clayton” below for more information.
Operating Environment. As a seller of mortgage credit protection and mortgage and real estate products and services, our results are subject to macroeconomic conditions and specific events that impact the mortgage origination environment and the credit performance of our underlying insured assets. The financial crisis and the downturn in the housing and related credit markets that began in 2007 had a significant negative impact on the operating environment and results of operations for our businesses. More recently, the operating environment has improved as the U.S. economy and housing market have been recovering, evidenced by a reduction in unemployment, a reduction in foreclosures, and appreciation in home prices. We have written a significant amount of NIW in this improving environment, which has resulted in our Legacy Portfolio becoming a smaller proportion of our total mortgage insurance portfolio. Further, the improving environment has contributed to a reduction in our incurred losses and claims submitted and paid in our mortgage insurance business, with new primary mortgage insurance defaults declining by 18% in 2014 compared to the number of new defaults in 2013.
The credit performance of post-crisis loan originations also has improved significantly. In response to the financial crisis, including the adoption of new lending laws and regulations, credit for home financing has remained restrictive, and post-2008 loan originations have consisted primarily of high credit quality loans. At the same time, this restrictive credit environment has limited the growth of the mortgage industry and made it more challenging for many first-time home buyers to finance a home.
The improvement in macroeconomic and credit trends has encouraged new entrants into the private mortgage insurance industry, while improving the financial strength of existing private mortgage insurers. This has resulted in an increasingly competitive environment for private mortgage insurers. See “Part I. Item 1. Business—Competition.” During the past several years, we have been focused on managing our businesses through the negative effects of the financial crisis while at the same time pursuing a number of strategic initiatives designed to strengthen and grow our mortgage insurance franchise to capitalize on improving trends. In particular, following the crisis, we expanded and diversified our customer base, wrote a significant amount of post-2008, high-quality NIW and pursued a reduction of our Legacy Portfolio through loss mitigation and settlements. As of December 31, 2014, our Legacy Portfolio had been reduced to approximately 31% of our total primary RIF, while insurance on loans written after 2008 constituted approximately 69% of our total primary RIF. During this period of time, as the negative impact from losses in our Legacy Portfolio has been reduced and we have continued to write a high volume of insurance on high credit quality loans, our results of operations have improved. This improvement continued in 2014 and we returned to full year profitability for the first time since the financial crisis.
Business Strategy. Currently, our business strategy is focused on: (1) growing our mortgage insurance business by writing insurance on high-quality mortgages in the U.S.; (2) diversifying our revenue sources by pursuing other potential opportunities for providing credit-related and other services to the mortgage finance market; (3) growing our fee-based revenues as a percentage of Radian’s total revenues, primarily by expanding Clayton’s presence in the real estate and mortgage finance industries; (4) continuing to manage losses and reduce our legacy exposure; (5) continuing to effectively manage our capital and liquidity positions, including efforts to ensure compliance with the PMIERs Financial Requirements and with other regulatory requirements, as well as strengthening our balance sheet with the objective of regaining investment grade credit ratings in the future. See Note 1 of Notes to Consolidated Financial Statements for information regarding the new, proposed GSE eligibility requirements that were issued in the form of proposed PMIERs for public comment on July 10, 2014.

Recent Developments
Acquisition of Clayton
On June 30, 2014, we acquired Clayton, which is a leading provider of services and solutions to the mortgage and real estate industries, providing outsourced services, information-based analytics and specialty consulting for buyers and sellers of, and investors in, mortgage- and real estate-related loans and securities and other debt instruments. Clayton’s primary services include:

•
Loan Review/Due Diligence—Loan-level due diligence for various asset classes and securitizations, with a primary focus on the mortgage and RMBS markets, utilizing skilled professionals and proprietary technology, with offerings focused on credit underwriting, regulatory compliance and collateral valuation;

•
Surveillance—Third-party performance oversight, risk management and consulting services, with offerings focused on RMBS surveillance, loan servicer oversight, loan-level servicing compliance reviews and operational reviews of mortgage servicers and originators;

•
Component Services—Outsourced solutions offered through Clayton’s subsidiary, Green River Capital, focused on the single family rental market, including valuations, property inspections, title reviews, lease reviews, tax lien reviews and due diligence reviews for single family rental properties;

•	REO Management—REO asset management services offered through Clayton’s subsidiary, Green River Capital, which includes management of the entire REO disposition process for our clients; and

•	EuroRisk—Outsourced mortgage services in the United Kingdom and Europe, with offerings that include due diligence services, quality control reviews, valuation reviews and consulting services.
Clayton’s customers include a wide range of financial institutions, the GSEs, securitization trusts, investors, regulators and other mortgage-related service providers, including mortgage originators, mortgage purchasers, mortgage-backed securities issuers, mortgage-backed securities investors and mortgage servicers.
The results of Clayton’s operations have been included in our financial statements in the MRES segment from the June 30, 2014 date of acquisition.
BofA Settlement Agreement
On September 16, 2014, Radian Guaranty entered into the BofA Settlement Agreement. The consent of the GSEs required to implement the BofA Settlement Agreement was received in December 2014, and implementation of the agreement for Subject Loans owned by the GSEs or held in portfolio by the Insureds commenced on February 1, 2015.
Approximately 12% of the Subject Loans were neither held in portfolio by the Insureds nor owned by the GSEs, and will require the consent of certain other investors for these loans to be included in the BofA Settlement Agreement except with respect to certain limited rights of cancellation. See Note 10 of Notes to Consolidated Financial Statements for additional information about the BofA Settlement Agreement.
Other Recent Developments
In light of the proposed PMIERs, which, in their current form, would not provide Radian Guaranty with any credit for its investment in Radian Asset Assurance, we pursued alternatives to monetize Radian Asset Assurance. In July 2014, upon receipt of approval from the NYSDFS, Radian Asset Assurance declared and paid an Extraordinary Dividend of $150 million to Radian Guaranty. See Note 14 of Notes to Consolidated Financial Statements for information regarding the impact of the Extraordinary Dividend on Radian Asset Assurance’s claims paying resources and statutory capital.
On December 22, 2014, Radian Guaranty entered into the Radian Asset Assurance Stock Purchase Agreement to sell Radian Asset Assurance, our principal financial guaranty subsidiary, to Assured, for a purchase price of approximately $810 million, subject to certain adjustments. The divestiture is part of Radian’s strategy to focus its business toward the mortgage and real estate markets and to accelerate its ability to comply with the proposed PMIERs. The consummation of the transaction is expected to increase Radian Guaranty’s Available Assets by the net cash proceeds of approximately $790 million, after closing costs and other adjustments. The purchase price is payable in cash on the closing date. Radian expects to complete the sale of Radian Asset Assurance to Assured in the first half of 2015, subject to satisfaction of customary closing conditions including regulatory approvals. For additional information related to discontinued operations, see Note 3 of Notes to Consolidated Financial Statements.

We continue to explore additional alternatives, including commutations and external reinsurance, in order to accelerate compliance with the final form of the PMIERs. See Note 1 of Notes to Consolidated Financial Statements for information on the PMIERs.
Key Factors Affecting Our Results
Mortgage Insurance

•
NIW. NIW is affected by the overall size of the mortgage origination market, the penetration percentage of private mortgage insurance into the overall mortgage origination market and our market share of the private mortgage insurance market. The overall mortgage origination market is influenced by macroeconomic factors such as household composition, home affordability, interest rates, housing markets in general, credit availability and the impact of various legislative and regulatory actions that may influence the housing and mortgage finance industries. The penetration percentage of private mortgage insurance is mainly influenced by the competitiveness of private mortgage insurance on GSE conforming loans compared to FHA insurance, and the relative percentage of mortgage originations that are for purchased homes versus refinances. Typically, private mortgage insurance penetration is significantly higher on new mortgages for purchased homes than on the refinance of existing mortgages because average LTV ratios are higher on home purchases and therefore are more likely to require mortgage insurance. Radian Guaranty’s share of the private mortgage insurance market is influenced by competition in that market and our ability to maintain or grow existing levels of new mortgage originations from our current customers and expand our customer base. We compete with other private mortgage insurers on the basis of price, terms and conditions, customer relationships, reputation, perceived ability to comply with applicable capital and other financial strength requirements and overall service. Service-based competition includes effective and timely delivery of products, timeliness of claims payments, training, loss mitigation efforts and management and field service expertise.

•
Premiums. The premium rates we charge for our insurance are based on a number of borrower, loan and property characteristics. Premiums on our mortgage insurance products are paid as a Monthly Premium, a Single Premium, as a combination of up-front premium at origination plus a monthly renewal, or in some cases, as an annual or multi-year premium.

NIW increases our IIF and premiums written and earned. An increase or decrease in IIF will generally have a corresponding impact on premiums earned. Cancellations of our insurance policies and other reductions of IIF, such as rescissions of coverage and claims paid, generally have a negative effect on premiums earned. The measure for assessing the impact of policy cancellations on our IIF is our Persistency Rate, defined as the percentage of IIF that remains on our books after any 12-month period. Insurance premiums on our Monthly Premium insurance policies are paid and earned over time; therefore, higher Persistency Rates on Monthly Premium insurance policies enable us to earn more premiums and recover some or all of our policy acquisition costs, and generally result in increased profitability. When Single Premium policies are cancelled by the insured because the loan has been paid off or otherwise, we accelerate the recognition of any remaining unearned premiums. Therefore, assuming all other factors remain constant, profitability increases on our Single Premium business when Persistency Rates are lower. Rescissions, which are discussed in further detail below, result in a full refund of the inception-to-date premiums received, and therefore, premiums earned are affected by any changes in our accrual for estimated rescission refunds. Additionally, premiums ceded to third-party reinsurance counterparties decrease premiums written and earned.

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

-
The distribution of claims over the life cycle of a portfolio (historically, claims are relatively low during the first two years after a loan is originated and then increase substantially over a period of several years before declining; however, as happened with much of our Legacy Portfolio, several factors can impact and change this cycle, including the economic environment, the quality of the underwriting of the loan, characteristics of the mortgage loan, the credit profile of the borrower, housing prices and unemployment rates);

-
Our ability to mitigate potential losses through rescissions, denials, cancellations and the curtailment of claims submitted to us. Generally, we rescind insurance coverage when we conclude, through our review of the underwriting of a loan, that the loan was not originated in accordance with our underwriting guidelines. Generally, we deny claims when the documentation we receive is not sufficient to perfect the claim in accordance with our Master Policies. In addition, we may cancel coverage or curtail claim payments when we identify servicer negligence, or we may curtail claims by making other adjustments to claims as permitted by our Master Policies. These actions all reduce our incurred losses. Conversely, if our Loss Mitigation Activities are successfully challenged at rates that are higher than expected or we agree to settle disputes related to our Loss Mitigation Activities at levels above our expected losses, our incurred losses will increase. In general, our Loss Mitigation Activities have been more frequent with respect to our insured loans underwritten during the poor underwriting years of 2005 through 2008, but have recently declined as these defaults have decreased and lenders have increased efforts to satisfy documentation requirements; and

-
The Freddie Mac Agreement established certain terms for the treatment of the loans subject to that agreement, including claim payments, Loss Mitigation Activity and insurance coverage, and capped Radian Guaranty’s claim exposure on such loans. See Note 10 of Notes to Consolidated Financial Statements for additional information.

•
Other Operating Expenses. Our other operating expenses are affected by both the level of NIW, as well as the level of RIF. Additionally, in recent periods, our operating expenses have been impacted significantly by compensation expense associated with changes in the estimated fair value of certain of our long-term equity-based incentive awards that are settled in cash. The fair value of these awards, and associated compensation expense, is dependent, in large part, on our stock price at any given point in time. Certain corporate income and expenses that were previously allocated to the financial guaranty segment but were not reclassified to discontinued operations, such as investment income, interest expense and corporate overhead expenses, have been reallocated to the mortgage insurance segment.

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

MRES
Our MRES segment provides services and solutions to the mortgage and real estate industries. The MRES segment’s results primarily reflect the operations and offerings of Clayton from the acquisition date of June 30, 2014, along with other services and activities we offer that are complementary to our mortgage insurance business. In contrast to the mortgage insurance segment, the MRES segment is a fee-for-service business without significant balance sheet risk.
Key factors impacting results include:

•
Services Revenue. Our services revenue is primarily derived from: (i) loan review and due diligence services; (ii) surveillance services, including RMBS surveillance, loan servicer oversight, loan-level servicing compliance reviews and operational reviews of mortgage servicers and originators; (iii) component services providing outsourcing solutions for the single family rental market; and (iv) REO asset management services.

Potential sales volume in our MRES business depends in part on the overall activity in the mortgage finance market and the health of related industries. We believe the diversity of the services offered by MRES, which is intended to cover all phases of the mortgage value chain, helps us to maintain a more stable fee income throughout various mortgage finance environments. For example, the demand for due diligence services may decrease due to lower mortgage origination and securitization volumes in an unfavorable mortgage finance environment, whereas the demand for REO management services may tend to increase in such an environment. In addition, while the size of the mortgage finance market may be adversely impacted by increased regulatory requirements, these increased requirements may increase the demand for certain of our services, including services related to compliance with the CFPB mortgage servicing standards and the regulatory requirements for third-party review of loans in asset-backed securities.
Our component services business provides service to the single family rental market, which is an emerging market that experienced rapid growth in 2014. In addition, we believe that the re-emergence of the non-agency residential mortgage-backed securitization market represents a potentially significant growth opportunity for loan review and due diligence and surveillance services. However, the size and timing for the return of this market are uncertain and will be impacted by factors outside of our control, including market demand and regulation.
Revenue for the MRES segment’s products and services is dependent on a limited number of large customers that represented a significant portion of revenues. The primary customers include buyers and sellers of, and investors in, mortgage- and real estate-related loans, securities and other debt instruments. Specifically, customers include financial institutions, the GSEs, securitization trusts, investors, regulators and other mortgage-related service providers, including mortgage originators, mortgage purchasers, mortgage-backed securities issuers, mortgage-backed securities investors and mortgage servicers. Revenue for the MRES segment also includes inter-segment revenues from services performed for our mortgage insurance segment.
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
In this segment, we generate revenue under three basic types of contracts:

-
Fixed-Price Contracts. Under a fixed-price contract, we agree to perform the specified work for a pre-determined per-unit or per-file price. To the extent our actual direct and allocated indirect costs decrease or increase from the estimates upon which the price was negotiated, we will generate more or less profit, respectively, or could incur a loss. We use fixed-price contracts in our component services and our loan review and due diligence services. These contracts are also used in our surveillance business for our servicer oversight services and RMBS surveillance services, as well as in our REO management business.

-
Time-and-Expense Contracts. Under a time-and-expense contract, we are paid a fixed hourly rate for each direct labor hour expended, and we are reimbursed for billable out-of-pocket expenses as work is performed. To the extent our actual direct labor costs decrease or increase in relation to the fixed hourly billing rates provided in the contract, we may generate more or less profit, respectively. However, since these contracts are generally short-term in nature, the risk is limited to the periods covered by the contracts. These contracts are used in our loan review & due diligence and EuroRisk services offerings, as well as in the consulting services that we offer as part of our surveillance business.

-
Percentage-of-Sale Contracts. A portion of REO management services are provided under percentage-of-sale contracts, in which we are paid a contractual percentage of the sale proceeds upon the sale of each property. To the extent the timing of the sale of a property is delayed or not consummated, or the sales proceeds are significantly less than originally estimated, we may generate less profit than anticipated, or could incur a loss. These contracts are only used for our REO management services.

•
Direct Cost of Services. Our direct cost of services is primarily affected by our level of services revenue. Our direct cost of services primarily consists of employee compensation and related payroll benefits, including the cost of billable labor assigned to revenue-generating activities and, to a lesser extent, other direct costs of providing services such as travel and related expenses incurred in providing client services and costs paid to outside vendors. The level of these costs may fluctuate if market rates of compensation change, or if there is decreased availability or a loss of qualified employees.

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

Financial Guaranty and Discontinued Operations

•
Radian Asset Assurance Stock Purchase Agreement. Radian expects to complete the sale of Radian Asset Assurance to Assured in the first half of 2015, subject to satisfaction of customary closing conditions including regulatory approvals.

Previously, Radian Asset Assurance had represented substantially all of the financial guaranty segment. Radian Asset Assurance provided direct insurance and reinsurance on credit-based risks. As of December 31, 2014, Radian Asset Assurance had an aggregate of $10.0 billion of public finance statutory net par outstanding and $8.1 billion of structured finance statutory net par outstanding. Since January 1, 2015, one counterparty has exercised its right to terminate seven AAA-rated corporate collateralized debt structured finance obligations on a walkaway basis (meaning that our counterparty was not obligated to pay any unaccrued premium or other amount to terminate the transaction), reducing Radian Asset Assurance’s structured finance statutory net par outstanding by $3.8 billion.
As a result of the Radian Asset Assurance Stock Purchase Agreement, we have reclassified the operating results related to the pending disposition as discontinued operations, and we are no longer reporting a financial guaranty business segment. The assets and liabilities associated with the discontinued operations have historically been a source of significant volatility to Radian’s results of operations, due to various factors including fluctuations in fair value and credit risk. Although closing under the Radian Asset Stock Purchase Agreement is subject to conditions, the purchase price is not subject to adjustment based on Radian Asset Assurance’s results of operations, changes in valuation or market conditions occurring after December 31, 2014 through the closing date. Therefore, assuming satisfaction of the closing conditions, which we expect will be satisfied, the financial results of Radian Asset Assurance are not expected to have an impact on Radian’s financial condition or results of operations after December 31, 2014. See “Item 1A. Risk Factors—Failure to complete the sale of Radian Asset Assurance pursuant to the Radian Asset Assurance Stock Purchase Agreement could negatively impact our business and our financial condition, and could adversely impact our ability to comply with the PMIERs Financial Requirements.” For additional information related to discontinued operations, see Note 3 of Notes to Consolidated Financial Statements.
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

•
Amortization and Impairment of Intangible Assets. Amortization of intangible assets represents the periodic expense required to amortize the cost of intangible assets over their estimated useful lives. The periodic review of intangible assets for potential impairment may also impact consolidated results. Our intangible assets primarily relate to the acquisition of Clayton, and their valuation is based on management’s assumptions that are inherently subject to risks and uncertainties. See Note 7 of Notes to Consolidated Financial Statements for additional information.

Results of Operations—Consolidated
Radian Group serves as the holding company for our operating subsidiaries and does not have any significant operations of its own. Our consolidated operating results for 2014 primarily reflect the financial results and performance of our two business segments—mortgage insurance and MRES. See “—Results of Operations—Mortgage Insurance,” and “—Results of Operations—MRES” for the operating results of these business segments.
In addition to the results of our operating segments, pretax income (loss) is also affected by “Other Factors Affecting Consolidated Results” described above. See “—Use of Non-GAAP Financial Measure” below for more information regarding items that are excluded from the operating results of our operating segments.
As a result of the pending disposition of Radian Asset Assurance, we have reclassified the operating results of Radian Asset Assurance as discontinued operations for all periods presented in our consolidated statements of operations and no longer present a financial guaranty segment. Certain corporate income and expenses that were previously allocated to the financial guaranty segment but were not reclassified to discontinued operations, such as investment income, interest expense and corporate overhead expenses, have been reallocated to the mortgage insurance segment. Prior periods have been revised to conform to the current period presentation for these changes. For additional information related to discontinued operations, see Note 3 of Notes to Consolidated Financial Statements.
In addition to amounts previously allocated to the financial guaranty segment, we allocate corporate expenses to our mortgage insurance segment based on an allocated percentage of time spent on the mortgage insurance segment. In addition, we have allocated all corporate cash and investments to our mortgage insurance segment, as well as all interest expense other than the expense related to the Senior Notes due 2019.
We allocate to our MRES segment: (i) corporate expenses based on an allocated percentage of time spent on the MRES segment; and (ii) all interest expense related to the Senior Notes due 2019, the proceeds of which were used to fund our acquisition of Clayton. No corporate cash or investments are allocated to the MRES segment. Because the Clayton acquisition occurred on June 30, 2014, we have included its results of operations from the date of acquisition.
Effective with the fourth quarter of 2014, the MRES business undertook the management responsibilities of certain additional loan servicer surveillance functions that were previously considered part of our mortgage insurance segment. As a result, these services and activities are now reported in our MRES segment for all periods presented.
The following table highlights selected information related to our consolidated results of operations for the years ended December 31, 2014, 2013 and 2012:

				$ Change
	Year Ended December 31,			Favorable (Unfavorable)
($ in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net income (loss) from continuing operations	$1,259.6	$(141.9)	$(224.1)	$1,401.5	$82.2
Loss from discontinued operations, net of tax	(300.1)	(55.1)	(227.4)	(245.0)	172.3
Net income (loss)	959.5	(197.0)	(451.5)	1,156.5	254.5
Net premiums earned-insurance	844.5	781.4	702.4	63.1	79.0
Services revenue	76.7	—	—	76.7	—
Net investment income	65.7	68.1	72.7	(2.4)	(4.6)
Net gains (losses) on investments	83.9	(98.9)	114.3	182.8	(213.2)
Provision for losses	246.1	562.7	921.5	316.6	358.8
Policy acquisition costs	24.4	28.5	34.1	4.1	5.6
Direct cost of services	43.6	—	—	(43.6)	—
Other operating expenses	252.3	257.4	167.7	5.1	(89.7)
Interest expense	90.5	74.6	51.8	(15.9)	(22.8)
Amortization and impairment of intangible assets	8.6	—	—	(8.6)	—
Income tax benefit	(852.4)	(31.5)	(48.3)	820.9	(16.8)

Adjusted pretax operating income (loss) (1)	342.4	(67.4)	(395.3)	409.8	327.9
________________________

(1)	See “—Use of Non-GAAP Financial Measure” below.

Net Income (Loss) from Continuing Operations. As discussed in more detail below, our results for 2014 compared to 2013 primarily reflect: (i) a reversal of substantially all of our deferred tax valuation allowance; (ii) a significant reduction in the provision for losses; (iii) net gains on investments as compared to net losses in 2013; and (iv) an increase in net premiums earned. Our results for 2013 compared to 2012 reflect: (i) a significant decrease in the provision for losses; and (ii) an increase in net premiums earned, partially offset by: (iii) net losses on investments as compared to net gains in 2012; and (iv) an increase in other operating expenses and interest expense. See “—Results of Operations—Mortgage Insurance” for more information on our provision for losses, net premiums earned, operating expenses and interest expense.
Loss from Discontinued Operations, Net of Tax. Based upon the Radian Asset Assurance Stock Purchase Agreement, Radian Asset Assurance met the criteria to be accounted for as held for sale and discontinued operations at December 31, 2014. As a result, in the fourth quarter of 2014, we recognized a $467.5 million pre-tax impairment charge reported as loss from discontinued operations. We have also reclassified the related operating results as discontinued operations for all periods presented in our consolidated statements of operations. No general corporate overhead or interest expense was allocated to discontinued operations.
The loss from discontinued operations consists of three components: (i) loss on classification as held for sale for the year ended December 31, 2014; (ii) income or loss from operations of businesses held for sale; and (iii) income tax provision. The divestiture of our financial guaranty business is part of Radian’s strategy to focus its business toward the mortgage and real estate markets and to accelerate its ability to comply with the proposed PMIERs.
The assets and liabilities associated with the discontinued operations have historically been a source of significant volatility to Radian’s results of operations, due to various factors including fluctuations in fair value and credit risk. Although closing under the Radian Asset Stock Purchase Agreement is subject to conditions, the purchase price is not subject to adjustment based on Radian Asset Assurance’s results of operations, changes in valuation or market conditions occurring after December 31, 2014 through the closing date. Therefore, assuming satisfaction of the closing conditions, which we expect will be satisfied, the financial results of Radian Asset Assurance are not expected to have an impact on Radian’s financial condition or results of operations after December 31, 2014. See “Item 1A. Risk Factors—Failure to complete the sale of Radian Asset Assurance pursuant to the Radian Asset Assurance Stock Purchase Agreement could negatively impact our business and our financial condition, and could adversely impact our ability to comply with the PMIERs Financial Requirements.”
For additional information related to discontinued operations, see Note 3 of Notes to Consolidated Financial Statements.
Services Revenue and Direct Cost of Services. In 2014, services revenue and direct cost of services represent amounts related to our MRES segment as a result of our acquisition of Clayton. See “—Results of Operations—MRES” below for more information.
Net Gains (Losses) on Investments.  The components of the net (losses) gains on investments for the periods indicated are as follows:

	Year Ended December 31,
(In millions)	2014	2013	2012
Net unrealized gains (losses) related to change in fair value of trading securities and other investments	$92.2	$(117.2)	$(36.4)
Net realized (losses) gains on sales	(8.3)	18.3	150.7
Net gains (losses) on investments	$83.9	$(98.9)	$114.3
Other Operating Expenses. Among other items, our other operating expenses include compensation expense associated with changes in the estimated fair value of certain cash-settled long-term incentive awards that are valued, in large part, based on the stock price of Radian Group’s common stock, which increased during 2014 and 2013. During 2014, our expense related to these awards was approximately $43.9 million compared to approximately $96.9 million for 2013 and $29.5 million for 2012. During 2014 and 2013, this expense increased as compared to 2012, primarily due to increases in the estimated fair value of cash-settled long-term incentive awards resulting from the significant increases in Radian’s common stock price discussed above. Partially offsetting the decrease in expenses related to cash-settled long-term incentive awards in 2014 as compared to 2013 was an increase in other compensation costs, and contract underwriting expenses (as discussed in Results of Operations—Mortgage Insurance—Other Operating Expenses). Also offsetting operating expenses in 2014 and 2013 were ceding commissions earned related to the QSR Reinsurance Transactions. See “—Results of Operations—Mortgage Insurance—Net Premiums Written and Earned” for information regarding the QSR Reinsurance Transactions.

Interest Expense. These amounts reflect interest on our long-term debt. In May 2014, we issued $300 million principal amount of 5.500% Senior Notes due June 2019. In February 2013, we repaid the remaining $79.4 million outstanding balance of our 5.625% Senior Notes due February 2013. Also in the first quarter of 2013, we exchanged $195.5 million of our 5.375% Senior Notes due June 2015 for a new series of 9.000% Senior Notes due June 2017 and issued $400 million principal amount of 2.250% Convertible Senior Notes due March 2019 (the “Convertible Senior Notes due 2019”) with an effective interest rate of 6.250%. The debt issuance in 2014 was the primary reason for the increase in interest expense in 2014. The debt exchange and the issuance of the Convertible Senior Notes due 2019 were the primary reasons for the increase in interest expense in 2013. See Note 11 of Notes to Consolidated Financial Statements for additional information.
Amortization and Impairment of Intangible Assets. The amortization and impairment of intangible assets for 2014 primarily reflects the amortization of intangible assets acquired as part of the Clayton acquisition. We also recorded a $2.1 million impairment of a portion of our goodwill related to a small subsidiary within our MRES segment, which had been acquired in 2013. See Note 7 of Notes to Consolidated Financial Statements for additional information.
Income Tax (Benefit) Provision.  The effective tax rate from continuing operations was (209.4)% for 2014 compared to 18.2% for 2013 and 17.7% for 2012. The change from our statutory tax rate of 35% for 2014 was primarily due to the reversal of substantially all of our valuation allowance. The change from our statutory tax rate of 35% for 2013 and 2012 was primarily due to changes in our overall valuation allowance against our DTA and the accounting for uncertainty of income taxes. See Note 13 of Notes to Consolidated Financial Statements for more information regarding our valuation allowance and the accounting for uncertainty of income taxes.
Use of Non-GAAP Financial Measure. In addition to the traditional GAAP financial measures, we have presented a non-GAAP financial measure for the consolidated company, “adjusted pretax operating income (loss),” among our key performance indicators to evaluate our fundamental financial performance. This non-GAAP financial measure aligns with the way the Company’s business performance is evaluated by both management and the Board. This measure has been established in order to increase transparency for the purposes of evaluating our core operating trends and enabling more meaningful comparisons with our peers. Although on a consolidated basis “adjusted pretax operating income (loss)” is a non-GAAP financial measure, we believe this measure aids in understanding the underlying performance of our operations. Our senior management, including our Chief Executive Officer (the Company’s chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of the Company’s business segments and to allocate resources to the segments. Management’s use of this measure as its primary measure to evaluate segment performance began with the quarter ended March 31, 2014. Accordingly, for comparison purposes, we also present the applicable measures from the corresponding periods of 2013 and 2012 on a basis consistent with the current year presentation.
Adjusted pretax operating income (loss) adjusts GAAP pretax income (loss) from continuing operations to remove the effects of net gains (losses) on investments and other financial instruments, acquisition-related expenses, amortization and impairment of intangible assets and net impairment losses recognized in earnings. It also excludes gains and losses related to changes in fair value estimates on insured credit derivatives and instead includes the impact of changes in the present value of insurance claims and recoveries on insured credit derivatives, based on our ongoing insurance loss monitoring.
Although adjusted pretax operating income (loss) excludes certain items that have occurred in the past and are expected to occur in the future, the excluded items represent those that are: (1) not viewed as part of the operating performance of our primary activities; or (2) not expected to result in an economic impact equal to the amount reflected in pretax income (loss) from continuing operations. These adjustments, along with the reasons for their treatment, are described below.

(1)
Change in fair value of derivative instruments. Gains and losses related to changes in the fair value of insured credit derivatives are subject to significant fluctuation based on changes in interest rates, credit spreads, credit ratings and other market, asset-class and transaction-specific conditions and factors that may be unrelated or only indirectly related to our obligation to pay future claims. With the exception of the estimated present value of net credit (losses) recoveries incurred discussed in item 2 below, we believe these gains and losses will reverse over time and consequently these changes are not expected to result in economic gains or losses. Therefore, these gains and losses are excluded from our calculation of adjusted pretax operating income (loss).

(2)
Estimated present value of net credit (losses) recoveries incurred. The change in present value of insurance claims we expect to pay or recover on insured credit derivatives represents the amount of the change in credit derivatives from Item 1 above, that we expect to result in an economic loss or recovery based on our ongoing loss monitoring analytics. Therefore, this item is expected to have an economic impact and is included in our calculation of adjusted pretax operating income (loss). Also included in this item is the change in expected economic loss or recovery associated with our consolidated VIEs.

(3)
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

(4)
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

(5)
Amortization and impairment of intangible assets. Amortization of intangible assets represents the periodic expense required to amortize the cost of intangible assets over their estimated useful lives. Intangible assets with an indefinite useful life are also periodically reviewed for potential impairment and impairment adjustments are made whenever appropriate. These charges are not viewed as part of the operating performance of our primary activities and therefore are excluded from our calculation of adjusted pretax operating income (loss).

(6)
Net impairment losses recognized in earnings. The recognition of net impairment losses on investments can vary significantly in both size and timing, depending on market credit cycles. We do not view these impairment losses to be indicative of our fundamental operating activities. Therefore, whenever these losses occur, we exclude them from our calculation of adjusted pretax operating income (loss).

Total adjusted pretax operating income (loss) is not a measure of total profitability, and therefore should not be viewed as a substitute for GAAP pretax income (loss) from continuing operations. Our definition of adjusted pretax operating income (loss) may not be comparable to similarly-named measures reported by other companies.
The following table provides a reconciliation of our non-GAAP financial measure for the consolidated company, adjusted pretax operating income (loss), to the most comparable GAAP measure, pretax income (loss) from continuing operations:

Reconciliation of Consolidated Non-GAAP Financial Measure
	Year Ended December 31,
(In thousands)	2014	2013	2012
Adjusted pretax operating income (loss):
Mortgage insurance (1)	$336,936	$(67,435)	$(395,253)
MRES	5,446	—	—
Total adjusted pretax operating income (loss)	342,382	(67,435)	(395,253)

Change in fair value of derivative instruments	—	635	(192)
Less: Estimated present value of net credit (losses) recoveries incurred	(113)	21	(933)
Change in fair value of derivative instruments expected to reverse over time	113	614	741

Net gains (losses) on investments	83,869	(98,945)	114,282
Net (losses) gains on other financial instruments	(3,880)	(7,580)	7,802
Acquisition-related expenses	(6,680)	—	—
Amortization and impairment of intangible assets	(8,648)	—	—
Consolidated pretax income (loss) from continuing operations	$407,156	$(173,346)	$(272,428)
________________________

(1)
Prior periods have been restated to reflect the reallocation of certain corporate income and expenses that were previously allocated to the financial guaranty segment, but were not reclassified to discontinued operations. These items now have been reallocated to the mortgage insurance segment.

Results of Operations—Mortgage Insurance
During 2014, we continued our strategy of growing our mortgage insurance portfolio by writing insurance on mortgages with strong credit characteristics. At December 31, 2014, we had approximately $172 billion in IIF compared to approximately $161 billion in IIF at December 31, 2013. We also continued to focus on managing losses in our Legacy Portfolio, reducing the size of our Legacy Portfolio and effectively managing our capital and liquidity positions.
The results of operations of our mortgage insurance segment have been restated for the years ended December 31, 2013 and 2012 due to the reallocation of certain corporate income and expenses that were previously allocated to the financial guaranty segment, but were not reclassified to discontinued operations. These items now have been reallocated to the mortgage insurance segment for all periods presented.
The following table summarizes our mortgage insurance segment’s results of operations for the years ended December 31, 2014, 2013 and 2012:

				$ Change
	Year Ended December 31,			Favorable (Unfavorable)
($ in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Adjusted pretax operating income (loss) (1)	$336.9	$(67.4)	$(395.3)	$404.3	$327.9
Net premiums written—insurance	925.2	951.0	806.3	(25.8)	144.7
Net premiums earned—insurance	844.5	781.4	702.4	63.1	79.0
Net investment income	65.7	68.1	72.7	(2.4)	(4.6)
Provision for losses	246.9	562.7	921.5	315.8	358.8
Policy acquisition costs	24.4	28.5	34.1	4.1	5.6
Other operating expenses	225.5	257.4	167.7	31.9	(89.7)
Interest expense	81.6	74.6	51.8	(7.0)	(22.8)
________________________

(1)	Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of the Company’s business segments.
Adjusted Pretax Operating Income (Loss). Our mortgage insurance segment’s adjusted pretax operating income for 2014 was $336.9 million, compared to an adjusted pretax operating loss of $67.4 million for 2013. Our results for 2014 compared to 2013 primarily reflect: (i) an increase in net premiums earned; (ii) a significant reduction in the provision for losses; and (iii) a reduction in other operating expenses.
The improvement in the results for 2013 compared to 2012 primarily reflects an increase in net premiums earned and a significant decrease in the provision for losses, partially offset by an increase in other operating expenses and interest expense.
NIW, IIF, RIF
A key component of our current business strategy is to grow our mortgage insurance business by writing insurance on high-quality mortgages in the U.S. Consistent with this objective, we wrote $37.3 billion of primary new mortgage insurance in 2014 compared to $47.3 billion in 2013. The decrease in NIW for 2014 compared to 2013 is attributable to a decrease in the total mortgage origination market and increased competition in the private mortgage insurance industry, which resulted in a decrease in our market share.
In response to the recent increase in mortgage interest rates, which impacted home sales, the volume of mortgage refinance business significantly declined in 2014. These challenges have been partially offset by improvement in the housing market, in particular increased origination volume from home purchases as compared to refinances, and continued increases in the penetration rate of private mortgage insurance in the overall insured mortgage market. In January 2015, the FHA reduced its annual mortgage insurance premium by 50 basis points to roughly 85 basis points per year. The FHA’s upfront mortgage insurance premium was not changed. While the FHA reduction on annual premiums may impact our competitiveness on certain high LTV loans to borrowers with FICO scores below 720, we do not believe this impact will be significant. While it remains difficult to project future NIW, based on current mortgage origination projections from Mortgage Bankers Association and other sources, we currently estimate that our new business volume for 2015 will exceed the 2014 level of $37.3 billion.

Since 2009, virtually all of our new mortgage insurance business production has been prime business. In addition, FICO scores for the borrowers of these insured mortgages have increased, and the average LTV on these mortgages has decreased compared to mortgages in our Legacy Portfolio. Our portfolio of business written since 2009 has been steadily increasing in proportion to our total portfolio of RIF. As shown in the chart below, as of December 31, 2014, our 2009 through 2014 portfolios accounted for approximately 69% of our total mortgage insurance portfolio compared to 60% at December 31, 2013. The loans from our 2009 and later origination years possess significantly improved credit characteristics compared to our Legacy Portfolio. The growth of our portfolio written beginning in 2009, together with continued improvement in the portfolio as a result of HARP refinancings (further described below), has resulted in significant improvement in the credit quality of our overall mortgage insurance portfolio. Because our expected future losses on our mortgage insurance portfolios written since 2009 are significantly lower than those experienced on our Legacy Portfolio, the changing composition of our overall mortgage insurance portfolio should lead to improvements in our mortgage insurance segment’s operating profitability.

Improved Composition of Mortgage Insurance Portfolio

2006-2007 (HARP)
5.1%
2006-2007 (Non-HARP)
10.1%
Other Vintages (Non-HARP)
10.8%
Other Vintages (HARP)
5.3%
2009-2014
68.7%

In 2009, the GSEs began offering HARP, which allows a borrower who is not delinquent to refinance a mortgage if the borrower has been unable to take advantage of lower interest rates because the borrower’s home has decreased in value. Radian Guaranty and other private mortgage insurers have agreed with the FHFA to facilitate the transfer of mortgage insurance on loans to be refinanced through HARP without regard to LTV. HARP 2 expanded the number of borrowers who can qualify for refinancing. The changes implemented by the enhanced HARP 2 program have increased the number of borrowers who are eligible to benefit from the program and, as of December 31, 2014, approximately 10% of our total primary RIF had successfully completed a HARP refinance. The HARP 2 program has been extended until December 31, 2015. The HARP programs have had a positive impact on the overall credit quality and composition of our mortgage insurance portfolio given that the refinancing generally results in terms under which a borrower has a greater ability to pay and more financial flexibility to cover the loan obligations. We exclude HARP loans from our NIW for the period in which the refinance occurs. During 2014, new HARP loans accounted for $1.7 billion of newly refinanced loans that were not included in Radian Guaranty’s NIW for that period, compared to $7.6 billion for 2013.

The following tables provide selected information as of and for the periods indicated related to mortgage insurance NIW, RIF and IIF. Primary RIF and IIF amounts at December 31, 2014 include $423 million and $1.68 billion, respectively, related to the loans in default that are subject to the Freddie Mac Agreement. Although we no longer have future claim liability on these loans, we continue to receive premiums on the related loans and the insurance remains in force; therefore, these loans are included in our primary RIF and IIF.

	Year Ended December 31,
($ in millions)	2014		2013		2012
Primary NIW
Prime	$37,346	100.0%	$47,251	100.0%	$37,041	99.9%
Alt-A and A minus and below	3	—	4	—	20	0.1
Total Primary NIW	$37,349	100.0%	$47,255	100.0%	$37,061	100.0%
The level of our refinance originations has declined and the purchase origination volume as a percentage of our total NIW has increased during 2014. Because purchase borrowers tend to have lower FICO scores and higher LTV ratios than refinancings, the FICO score distribution of our NIW has generally become more heavily concentrated in higher level FICO scores and the LTV distribution of our NIW is generally more concentrated in lower LTV categories.

	Year Ended December 31,
($ in millions)	2014		2013		2012
Total primary NIW by FICO Score
>=740	$23,043	61.7%	$33,466	70.8%	$28,151	75.9%
680-739	11,737	31.4	11,971	25.3	7,994	21.6
620-679	2,569	6.9	1,818	3.9	916	2.5
<=619	—	—	—	—	—	—
Total Primary NIW	$37,349	100.0%	$47,255	100.0%	$37,061	100.0%

	Year Ended December 31,
($ in millions)	2014	2013	2012
Percentage of primary NIW
Refinances	17%	30%	40%

LTV
95.01% and above	0.4%	2.6%	1.4%
90.01% to 95.00%	52.9%	45.4%	41.2%
85.01% to 90.00%	33.8%	37.3%	41.0%
80.01% to 85.00%	12.9%	14.7%	16.4%
ARMs
Less than five years	<1%	<1%	<1%
Five years and longer	3.5%	2.0%	1.9%

Primary risk written	$9,448	$11,737	$8,959

	December 31,
($ in millions)	2014		2013		2012
Primary IIF
Flow	$162,302	94.5%	$151,383	93.9%	$129,079	92.0%
Structured	9,508	5.5	9,857	6.1	11,284	8.0
Total Primary IIF	$171,810	100.0%	$161,240	100.0%	$140,363	100.0%

Prime	$159,647	92.9%	$147,072	91.2%	$123,437	87.9%
Alt-A	7,412	4.3	8,634	5.4	10,447	7.5
A minus and below	4,751	2.8	5,534	3.4	6,479	4.6
Total Primary IIF	$171,810	100.0%	$161,240	100.0%	$140,363	100.0%

Persistency (12 months ended)		83.4%		81.1%		81.8%

	December 31,
($ in millions)	2014		2013		2012
Primary RIF
Flow	$41,071	95.0%	$37,792	94.4%	$31,891	92.8%
Structured	2,168	5.0	2,225	5.6	2,481	7.2
Total Primary RIF	$43,239	100.0%	$40,017	100.0%	$34,372	100.0%

Prime	$40,326	93.3%	$36,613	91.5%	$30,348	88.3%
Alt-A	1,720	4.0	2,017	5.0	2,404	7.0
A minus and below	1,193	2.7	1,387	3.5	1,620	4.7
Total Primary RIF	$43,239	100.0%	$40,017	100.0%	$34,372	100.0%

	December 31,
($ in millions)	2014		2013		2012
Total primary RIF by FICO score
Flow
>=740	$23,855	58.1%	$21,525	57.0%	$16,448	51.6%
680-739	12,199	29.7	11,019	29.2	9,686	30.4
620-679	4,446	10.8	4,555	12.0	4,918	15.4
<=619	571	1.4	693	1.8	839	2.6
Total Flow	$41,071	100.0%	$37,792	100.0%	$31,891	100.0%
Structured
>=740	$656	30.3%	$602	27.0%	$661	26.6%
680-739	618	28.5	640	28.8	716	28.9
620-679	527	24.3	585	26.3	661	26.6
<=619	367	16.9	398	17.9	443	17.9
Total Structured	$2,168	100.0%	$2,225	100.0%	$2,481	100.0%
Total
>=740	$24,511	56.7%	$22,127	55.3%	$17,109	49.8%
680-739	12,817	29.6	11,659	29.1	10,402	30.3
620-679	4,973	11.6	5,140	12.9	5,579	16.2
<=619	938	2.1	1,091	2.7	1,282	3.7
Total Primary RIF	$43,239	100.0%	$40,017	100.0%	$34,372	100.0%

Primary RIF on defaulted loans	$2,089		$2,786		$4,320

	December 31,
($ in millions)	2014		2013		2012
Percentage of primary RIF
Refinances	26%		29%		32%
Loan Type:
Fixed	95.2%		94.1%		91.6%
ARMs (fully indexed) (1)
Less than five years	1.1		1.5		2.1
Five years and longer	3.0		3.4		4.7
ARMs (potential negative amortization) (2)
Less than five years	0.6		0.9		1.4
Five years and longer	0.1		0.1		0.2
Total	100.0%		100.0%		100.0%

Total primary RIF by LTV
95.01% and above	$3,547	8.2%	$4,171	10.4%	$4,643	13.5%
90.01% to 95.00%	20,521	47.5	17,239	43.1	13,303	38.7
85.01% to 90.00%	15,307	35.4	14,750	36.9	13,134	38.2
85.00% and below	3,864	8.9	3,857	9.6	3,292	9.6
Total Primary RIF	$43,239	100.0%	$40,017	100.0%	$34,372	100.0%

Total primary RIF by policy year
2005 and prior	$3,540	8.2%	$4,461	11.1%	$5,657	16.5%
2006	2,001	4.6	2,326	5.8	2,735	8.0
2007	4,592	10.6	5,247	13.1	6,059	17.6
2008	3,394	7.9	3,950	9.9	4,582	13.3
2009	1,081	2.5	1,448	3.6	2,021	5.9
2010	925	2.1	1,206	3.0	1,726	5.0
2011	1,809	4.2	2,263	5.7	2,956	8.6
2012	6,534	15.1	7,710	19.3	8,636	25.1
2013	10,265	23.8	11,406	28.5	—	—
2014	9,098	21.0	—	—	—	—
Total Primary RIF	$43,239	100.0%	$40,017	100.0%	$34,372	100.0%
______________________

(1)	“Fully Indexed” refers to loans where payment adjustments are equal to mortgage interest-rate adjustments.

(2)
Loans with potential negative amortization will have increased principal balances only if interest rates increase, as compared to loans with scheduled negative amortization, for which an increase in loan balance will occur even if interest rates do not change.

Net Premiums Written and Earned.  Net premiums written decreased in 2014 compared to 2013, primarily due to a reduction in NIW in 2014 compared to 2013. There was a decrease in ceded premiums written in 2014 as a result of the run-off of captive business and a decrease in ceded premiums written related to the QSR Reinsurance Transactions. Net premiums written increased in 2013 compared to 2012 primarily due to a significant increase in NIW in 2013 compared to 2012. The overall increase in net premiums written in 2013 was partially offset by an increase in ceded premiums written, primarily as a result of the QSR Reinsurance Transactions. While the volume of Single Premium policies written in 2014 decreased with the lower level of NIW, the percentage of our total NIW as Single Premium policies was approximately 28% compared to 32% for 2013 and 35% for 2012.

Net premiums earned increased for 2014 compared to 2013, primarily due to higher direct premiums earned in 2014 as a result of NIW, as well as an increase in Persistency Rates in 2014 that resulted in a significant increase in IIF. In addition, net premiums earned in 2014 compared to 2013 were impacted by an experience-related profit commission for the Initial QSR Transaction, a decrease in estimated premium refunds resulting from a lower level of rescissions, including lower rescission refunds under the BofA Settlement Agreement. Net premiums earned increased in 2013 compared to 2012, primarily due to increases in direct premiums earned as a result of an increase in NIW and a decrease in premiums refunded in connection with lower rescissions in 2013 compared to 2012. The increase in net premiums earned in 2013 was partially offset by an increase in ceded premiums earned related to the QSR Reinsurance Transactions.
Our expected rate of return on our Single Premium business is lower than on our Monthly Premium business. Assuming all other factors remain constant, if loans prepay earlier than expected, then our profitability on these Single Premium policies is likely to be higher than anticipated. If loans are repaid later than expected, however, our profitability on these Single Premium policies is likely to be lower than anticipated. Prepayment speeds, which are impacted by changes in interest rates, among other factors, impact the expected profitability of our Monthly Premium business in the opposite direction. For our Monthly Premium business, earlier than anticipated prepayments reduce profitability. As a result, the ultimate profitability of our business is affected by the impact of mortgage prepayment speeds on the mix of business we write. Because prepayment speeds are difficult to project, our strategy has been to write a mix of Single Premium and Monthly Premium business, which we believe balances the overall impact on our results if actual prepayment speeds are significantly different from expectations. Approximately 72% and 28% of our NIW for 2014 was written with Monthly and Single Premiums, respectively, compared to 68% and 32%, respectively, for 2013. The percentage of Single Premium NIW could increase modestly during 2015 based on the level of refinanced mortgages, competitive factors and the mix of business that our mortgage originator clients generate.
The following table provides additional information related to mortgage insurance premiums written and earned for the years indicated:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net premiums written
Primary and pool insurance	$923,965	$949,457	$804,371
Second-liens	1,189	1,492	1,874
International	27	49	60
Net premiums written-insurance	$925,181	$950,998	$806,305
Net premiums earned
Primary and pool insurance	$843,236	$779,415	$699,079
Second-liens	1,189	1,492	1,874
International	103	513	1,432
Net premiums earned-insurance	$844,528	$781,420	$702,385
In our mortgage insurance business, we have used reinsurance as a risk management tool to manage Radian Guaranty’s regulatory Risk-to-capital. See Note 8 of Notes to Consolidated Financial Statements for more information about our captive reinsurance arrangements and our QSR Reinsurance Transactions.

Throughout this report, unless otherwise noted, RIF includes the amount ceded through reinsurance.

	At or For the Year Ended December 31,
($ in thousands)	2014	2013	2012
Initial QSR Transaction
Ceded premiums written	$10,217	$23,047	$52,151
% of premiums written	1.0%	2.2%	5.9%
Ceded premiums earned	$17,319	$29,746	$16,088
% of total premiums	1.9%	3.5%	2.2%
Ceding commissions written	$4,862	$5,762	$13,038
RIF included in Initial QSR Transaction (3)	$1,105,545	$1,329,544	$1,525,840

Second QSR Transaction
Ceded premiums written	$33,750	$40,225	$9,648
% of premiums written	3.4%	3.9%	1.1%
Ceded premiums earned	$29,820	$18,356	$504
% of total premiums	3.3%	2.2%	0.1%
Ceding commissions written	$11,813	$14,079	$3,377
RIF included in Second QSR Transaction (3)	$1,615,554	$1,298,631	$368,429

First-Lien Captives
Premiums ceded to captives	$12,996	$17,901	$23,416
% of total premiums	1.4%	2.1%	3.2%
IIF (1) subject to captives	2.8%	4.0%	6.5%
RIF (2) subject to captives	2.7%	3.8%	6.3%
__________________

(1)	IIF on captives as a percentage of total IIF.

(2)	RIF on captives as a percentage of total RIF.

(3)	RIF ceded under QSR Reinsurance Transactions and included in primary RIF.
Net Investment Income.  Our mortgage insurance net investment income decreased in 2014 compared to 2013, and in 2013 compared to 2012, primarily due to the continuation of the lower interest rate environment, which resulted in lower market yields for our investments, combined with lower investment balances. Sales of certain securities, in addition to subsequent reinvestment of longer duration securities in the low interest rate environment, have resulted in a lower yield profile for the portfolio. All periods include an allocation to the mortgage insurance segment of net investment income from investments held at Radian Group.
Provision for Losses. Our mortgage insurance provision for losses decreased significantly in 2014 compared to 2013 and in 2013 compared to 2012. The following table details the financial impact of the significant components of our provision for losses for the periods indicated (including amounts related to change in PDR on Second-liens):

	Year Ended December 31,
(In millions)	2014 (1)	2013 (1)	2012 (1)
New defaults	$243.6	$372.4	$647.8
Existing defaults, Second-liens, LAE and other (2)	3.3	190.3	273.7
Provision for losses	$246.9	$562.7	$921.5
_____________________

(1)
The financial impact for each component has been recalculated on a full year basis, such that the sum of the individual quarterly impacts within each respective year do not equal the recalculated impacts. For example, the impact from a loan that defaults in one quarter and cures in the next quarter of the same year is not reflected within the full year provision for losses, as the net impact is zero for the full year period.

(2)
Represents the provision for losses attributable to loans that were in default as of the beginning of each period indicated, including: (a) the change in reserves for loans that were in default status (including pending claims) as of both the beginning and end of each period indicated; (b) the net impact to provision for losses from loans that were in default as of the beginning of each period indicated but were either cured, prepaid, or resulted in a paid claim or a rescission or denial during the period indicated; (c) the impact to our IBNR reserve during the period related to changes in actual and estimated reinstatements of previously rescinded policies and denied claims, including those subject to the BAC Settlement Agreement; (d) Second-lien loss reserves and premium deficiency reserves; and (e) LAE and other loss reserves.

Our mortgage insurance provision for losses for 2014 decreased by $315.8 million as compared to 2013. This decrease was driven primarily by a continued decline in new defaults and favorable development in our estimate of losses on existing defaults, as a result of higher cures and lower Claim Severity rates in 2014 than were previously estimated, partially offset by our provision for LAE.
Our mortgage insurance provision for losses also improved for 2013 relative to 2012. This decrease was driven primarily by a continued decline in new defaults and less adverse development in our estimate of future losses on existing defaults, mainly due to the higher rates of claim curtailments and cures that we experienced in 2013. Additionally in 2013, the adverse development on existing defaults in the provision for losses includes an incurred loss of approximately $22 million related to the Freddie Mac Agreement. This loss is expected to be offset by a reduction of incurred losses in future periods, as a portion of currently performing loans covered by the transaction (and for which we no longer have claim exposure) re-default in the future and ultimately become claims. In 2012, we experienced an increase in other losses related to a $44 million write-down in our estimated reinsurance recoverable from our remaining Smart Home reinsurance transactions. Our final Smart Home reinsurance transaction matured in May 2013.
Our primary default rate at December 31, 2014 was 5.2% compared to 7.3% at December 31, 2013. Our primary defaulted inventory comprised 45,319 loans at December 31, 2014, compared to 60,909 loans at December 31, 2013, representing a 25.6% decrease. The reduction in our primary defaulted inventory is the result of the total number of defaulted loans: (1) that have cured; (2) for which claim payments have been made; and (3) that have resulted in net insurance rescissions and claim denials, collectively exceeding the total number of new defaults on insured loans. New primary defaults in 2014 decreased 18% compared to a 20% decrease in new primary defaults in 2013 and a 22% decrease in 2012. Although significant uncertainty remains, we currently expect total new defaults for 2015 to decrease as compared to 2014.

The following table shows the number of primary and pool loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	December 31,
	2014		2013		2012
Default Statistics—Primary Insurance:
Total Primary Insurance
Prime
Number of insured loans	790,056		741,554		667,622
Number of loans in default	28,246		37,932		60,854
Percentage of loans in default	3.58%		5.12%		9.12%
Alt-A
Number of insured loans	38,553		44,905		54,069
Number of loans in default	8,136		11,209		16,005
Percentage of loans in default	21.10%		24.96%		29.60%
A minus and below
Number of insured loans	35,367		40,930		49,307
Number of loans in default	8,937		11,768		16,310
Percentage of loans in default	25.27%		28.75%		33.08%
Total Primary Insurance
Number of insured loans	873,077	(1)	839,249	(1)	770,998
Number of loans in default	45,319	(2)	60,909	(2)	93,169
Percentage of loans in default	5.19%		7.26%		12.08%
Default Statistics—Pool Insurance:
Number of loans in default	8,297		11,921		18,147
______________________

(1)	Includes 9,101 and 11,860 insured loans subject to the Freddie Mac Agreement at December 31, 2014 and 2013, respectively.

(2)	Excludes 4,467 and 7,221 loans that are in default at December 31, 2014 and 2013, respectively, that are subject to the Freddie Mac Agreement, and for which we no longer have claims exposure.

The following table shows a rollforward of the number of our primary loans in default:

	Year Ended December 31,
	2014	2013	2012
Beginning default inventory	60,909	93,169	110,861
Less: Freddie Mac Agreement Loans	—	9,756	—
Plus: New defaults (1)	47,976	58,577	73,517
Less: Cures (1)	46,091	56,507	61,906
Less: Claims paid (2)	16,049	22,554	18,933
Less: Rescissions (3)	593	967	3,433
Less: Denials (4)	833	1,053	6,937
Ending default inventory	45,319	60,909	93,169
__________________

(1)
Amounts reflected are compiled monthly based on reports received from loan servicers. The number of new defaults and cures presented includes the following monthly defaults that both defaulted and cured within the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Intra-period new defaults	32,489	39,584	42,159

(2)	Includes those charged to a deductible or captive.

(3)	Net of any previously rescinded policies or denied claims that were reinstated during the period. Such reinstated rescissions may ultimately result in a paid claim.

(4)
Net of any denied claims that were reinstated during the period. Such previously denied but reinstated claims are generally reviewed for possible rescission prior to any claim payment. A significant number of denials in 2012 relate to one servicer.

Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated denials and rescissions, was approximately 52% at December 31, 2014, and 50% at both December 31, 2013 and 2012. Contributing to this increase was a change in the gross Default to Claim Rate assumption for certain segments of our default inventory during 2014. We develop our Default to Claim Rate estimates on defaulted loans based on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. During the third quarter of 2014, we continued to refine our approach to estimating loss reserves and developed additional portfolio segmentations, primarily based on a loan’s Time in Default and its current Stage of Default, in assessing the likelihood that a default will become a claim. Previously, we gave greater weight to other loan characteristics, including the status of the loan as reported by its servicer, as defined by the number of missed payments, and the type of loan product. In addition, based on observed trends, we lowered our estimated Claim Severity rate during 2014, which contributed to the favorable development in our estimate of future losses on existing defaults.

The following tables show additional information about our primary loans in default as of the dates indicated:

	December 31, 2014
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	11,192	24.7%	174	30.6%	$142,503	11.9%
Four to eleven payments	10,413	23.0	695	15.8	195,440	16.3
Twelve payments or more	18,071	39.9	3,984	3.9	593,466	49.5
Pending claims	5,643	12.4	N/A	0.8	266,826	22.3
Total	45,319	100.0%	4,853		1,198,235	100.0%
IBNR and other					223,114
LAE					56,164
Total primary reserves					$1,477,513

December 31, 2014
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Severity %
57%	52%	104%

	December 31, 2013
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	13,274	21.8%	308	30.1%	$133,398	8.5%
Four to eleven payments	12,939	21.2	1,278	17.7	267,279	17.0
Twelve payments or more	23,995	39.4	5,084	4.4	686,198	43.5
Pending claims	10,701	17.6	N/A	0.5	489,181	31.0
Total	60,909	100.0%	6,670		1,576,056	100.0%
IBNR and other					347,698
LAE					51,245
Total primary reserves					$1,974,999

December 31, 2013
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Severity %
57%	50%	107%
_________________
N/A – Not applicable

Our net Default to Claim Rate and loss reserve estimate incorporates our future expectations with respect to future claim denials and insurance rescissions. These expectations are based on our recent experience with respect to the number of claims that have been denied due to the policyholder’s failure to submit sufficient documentation to perfect a claim within the time period permitted under our Master Policies and also our recent experience with respect to the number of insurance certificates that have been rescinded due to fraud, underwriter negligence or other factors. As of December 31, 2014, we have adjusted these estimates to reflect the expected impact of the BofA Settlement Agreement. See Note 10 of Notes to Consolidated Financial Statements.
The following table illustrates the amount of First-lien claims submitted to us for payment that were rescinded or denied, net of any reinstatements of previously rescinded policies or denied claims for the periods indicated:

	Year Ended December 31,
(In millions)	2014	2013	2012
Rescissions	$57	$81	$279
Denials	88	172	539
Total First-lien claims submitted for payment that were rescinded or denied (1)	$145	$253	$818
__________________

(1)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.
The following table illustrates the impact of estimated future insurance rescissions and claim denials (net of estimated reinstatements) on our loss reserve estimates as of the dates indicated:

	December 31,
(In millions)	2014	2013	2012
Decrease to our loss reserve due to estimated future rescissions and denials	$125	$247	$455
The impact to our mortgage insurance reserves due to estimated future rescissions and denials incorporates our expectations regarding the number of policies that we expect to reinstate as a result of our claims rebuttal process (see below for more information). While the level of rescissions and denials has been declining in recent periods as our defaulted Legacy Portfolio continues to decline, our current level of rescissions and denials remains elevated compared to historical levels.
The table below shows the details related to the number of rescinded policies and denied claims for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Rescinded policies:
Rescinded	(702)	(1,741)	(4,367)
Reinstated	109	774	934
Denied claims:
Denied	(4,089)	(8,141)	(12,812)
Reinstated	3,256	7,088	5,875
Total net rescissions and denials	(1,426)	(2,020)	(10,370)
Our reported rescission and denial activity in any given period is subject to challenge by our lender and servicer customers through our claims rebuttal process. In addition, we are at times engaged in discussions with our lender and servicer customers regarding these Loss Mitigation Activities. Unless a liability associated with such activities or discussions become probable and can be reasonably estimated, we consider our claim payments and our rescissions, denials and curtailments to be resolved for financial reporting purposes. In accordance with the accounting standard regarding contingencies, we accrue for an estimated loss when we determine that the loss is probable and can be reasonably estimated.

On September 16, 2014, Radian Guaranty entered into the BofA Settlement Agreement in order to resolve various actual and potential claims or disputes related to the parties’ respective rights and duties as to mortgage insurance coverage on the Subject Loans. The consent of the GSEs required to implement the BofA Settlement Agreement was received in December 2014, and implementation of the agreement for Subject Loans owned by the GSEs or held in portfolio by the Insureds commenced on February 1, 2015.
Approximately 12% of the Subject Loans were neither held in portfolio by the Insureds nor owned by the GSEs, and will require the consent of certain other investors for these loans to be included in the BofA Settlement Agreement except with respect to certain limited rights of cancellation. See Note 10 of Notes to Consolidated Financial Statements for additional information about the BofA Settlement Agreement.
We expect that a portion of previously rescinded policies will be reinstated and previously denied claims will be resubmitted with the required documentation and ultimately paid; therefore, we have incorporated this expectation into our IBNR reserve estimate. Our IBNR reserve estimate was $163.6 million, $281.9 million and $323.0 million at December 31, 2014, 2013 and 2012, respectively. The significant decrease in our IBNR reserve estimate in 2014 reflects the terms of the BofA Settlement Agreement. For 2014, the IBNR reserve estimate of $163.6 million included approximately $133.0 million for loans subject to the BofA Settlement Agreement. The remaining IBNR reserve included an estimate of future reinstatements of previously denied claims, rescinded policies and claim curtailments of $18.3 million, $1.4 million, and $3.4 million, respectively. These reserves relate to $113.3 million of claims that were denied within the preceding 12 months, $90.5 million of policies rescinded within the preceding 24 months, and $34.8 million of claim curtailments within the preceding 24 months excluding those claims subject to the BofA Settlement Agreement. The decrease in our IBNR reserve estimate as a result of the BofA Settlement Agreement was partially offset by an increase in our mortgage insurance case reserves to incorporate the fact that we have agreed not to take further action to effect rescissions and claims denials on a population of loans subject to the BofA Settlement Agreement that are referred to as Future Legacy Loans.
The following table shows information regarding our reserve for losses as of the dates indicated:

	December 31,
(In thousands)	2014	2013	2012
Reserves for losses by category:
Prime	$700,174	$937,307	$1,508,140
Alt-A	292,293	384,841	490,728
A minus and below	179,103	215,545	314,068
IBNR and other	223,114	347,698	289,032
LAE	56,164	51,245	64,252
Reinsurance recoverable (1)	26,665	38,363	83,238
Total primary reserves	1,477,513	1,974,999	2,749,458
Pool	75,785	169,682	281,937
IBNR and other	1,775	8,938	34,000
LAE	3,542	5,439	7,466
Total pool reserves	81,102	184,059	323,403
Total First-lien reserves	1,558,615	2,159,058	3,072,861
Second-lien and other (2)	1,417	5,295	10,747
Total reserve for losses	$1,560,032	$2,164,353	$3,083,608
__________________

(1)	Primarily represents ceded losses on captive transactions, Smart Home (2012 only) and the QSR Reinsurance Transactions.

(2)	Does not include Second-lien PDR.
Our mortgage insurance total loss reserve as a percentage of our mortgage insurance total RIF was 3.5% at December 31, 2014, compared to 5.2% at December 31, 2013 and 8.5% at December 31, 2012.

The following table reconciles our mortgage insurance segment’s beginning and ending reserves for losses and LAE for the years indicated:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Mortgage Insurance
Balance at January 1	$2,164,353	$3,083,608	$3,247,900
Less reinsurance recoverables (1)	38,363	83,238	151,569
Balance at January 1, net of reinsurance recoverables	2,125,990	3,000,370	3,096,331
Add total losses and LAE incurred in respect of default notices reported and unreported	245,639	564,648	921,507
Deduct paid claims and LAE	838,262	1,439,028	1,017,468
Balance at December 31, net of reinsurance recoverables	1,533,367	2,125,990	3,000,370
Add reinsurance recoverables (1)	26,665	38,363	83,238
Balance at December 31	$1,560,032	$2,164,353	$3,083,608
__________________

(1)	Primarily related to ceded losses on captive transactions, Smart Home (for 2012) and QSR Reinsurance Transactions.
The following table shows information regarding our average loss reserves per default:

	December 31,
	2014	2013	2012
First-lien reserve per default (1)
Primary reserve per default excluding IBNR and other	$27,683	$26,717	$26,408
Pool reserve per pool default excluding IBNR and other (2)	9,556	14,690	15,948
_________________

(1)	Calculated as total reserves divided by total defaults.

(2)
If calculated before giving effect to deductibles and stop losses in pool transactions, the pool reserve per default at December 31, 2014, 2013 and 2012 would be $15,881, $24,640 and $27,545, respectively.

Total mortgage insurance claims paid in 2014 of $838.3 million have decreased from claims paid of $1.4 billion in 2013. The decrease in 2014 is due in part to the claim payment of $255 million in 2013 relating to the Freddie Mac Agreement. The additional decrease in paid claims in 2014 compared to prior year periods is consistent with the overall decline in defaulted loans. We have reduced our pending claim inventory significantly in 2013 and 2014, due in part to greater efficiencies in our claims review process, which have allowed us to pay valid claim more quickly than in previous periods. We currently expect claims paid to be between $600 million and $700 million in 2015, including approximately $250 million of claims we expect to pay related to the BofA Settlement Agreement.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. Since 2011, claim curtailments due to servicer noncompliance with our insurance policies and servicing guidelines have increased both in frequency and in size, which has contributed to a reduction in the severity of our claim payments during this period. Claim curtailments due to servicer noncompliance with our insurance policies and servicing guidelines decreased to approximately $40 million in 2014, compared to approximately $60 million for 2013. While we cannot give assurance regarding the extent or level at which such claim curtailments will continue, we expect the level of claim curtailments to remain elevated compared to historical levels (excluding claims processed in accordance with the BofA Settlement Agreement), in light of well publicized issues in the servicing industry and our existing Legacy Portfolio of aged defaults.
Claim activity on our primary loans generally begins approximately two years after the year of policy origination. Approximately 44.8% of our primary RIF was originated in the last two years. Given the strong credit characteristics of these loans, we expect this portfolio to result in significantly fewer claims than recently has been the case. All of our pool RIF at December 31, 2014 had reached its highest expected claim frequency years. Notwithstanding historical trends, the insurance we wrote from 2005 through 2008 has experienced default and claim activity sooner and to a significantly greater extent than has been the case historically for our books of business.

The following table shows net claims paid by product and average claims paid by product for the periods indicated:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net claims paid (1):
Prime	$533,563	$760,601	$638,820
Alt-A	132,752	183,846	165,776
A minus and below	92,526	111,828	112,216
Total primary claims paid	758,841	1,056,275	916,812
Pool	64,191	115,192	92,206
Second-lien and other	2,011	2,995	8,598
Subtotal	825,043	1,174,462	1,017,616
Impact of Freddie Mac Agreement	—	254,667	—
Impact of captive terminations	(1,156)	—	(148)
Impact of settlements	14,375	9,899	—
Total net claims paid	$838,262	$1,439,028	$1,017,468
Average net claim paid (2):
Prime	$46.4	$46.8	$48.6
Alt-A	56.3	56.3	57.9
A minus and below	38.2	37.0	37.7
Total average net primary claim paid	46.6	46.9	47.8
Pool	56.9	65.6	67.9
Second-lien and other	15.6	15.9	25.1
Total average net claim paid	$47.0	$48.0	$48.7

Average direct primary claim paid (2) (3)	$47.9	$49.1	$50.4
Average total direct claim paid (2) (3)	$48.3	$50.1	$51.1
__________________

(1)	Net of reinsurance recoveries.

(2)	Calculated without giving effect to the impact of the Freddie Mac Agreement and the termination of captive transactions and settlements.

(3)	Before reinsurance recoveries.

The following tables shows cumulative direct claims paid by us on our primary insured book of business at the end of each successive year after origination, expressed as a percentage of the cumulative premiums written by us in each year of origination and direct claims paid by policy origination year for the periods indicated. Direct claims paid represent First-lien claims paid prior to reinsurance recoveries and captive termination payments, and exclude LAE expenses and settlement payments.
Direct Claims Paid vs. Premiums Written—Primary Insurance

Year of Origination	End of 1st year	End of 2nd year	End of 3rd year	End of 4th year	End of 5th year	End of 6th year	End of 7th year	End of 8th year	End of 9th year	End of 10th year
2005	0.3%	6.0%	24.7%	58.9%	74.0%	92.3%	100.9%	105.4%	111.2%	114.5%
2006	0.9%	13.1%	45.4%	63.6%	94.4%	117.5%	128.1%	139.3%	144.9%	—
2007	0.5%	9.8%	33.6%	81.0%	124.2%	142.4%	162.6%	171.7%	—	—
2008	0.2%	5.0%	29.2%	61.2%	78.0%	97.8%	106.2%	—	—	—
2009	—	1.3%	3.9%	7.6%	11.7%	14.2%	—	—	—	—
2010	—	0.4%	1.3%	3.1%	4.9%	—	—	—	—	—
2011	—	0.2%	1.1%	2.0%	—	—	—	—	—	—
2012	—	0.1%	0.5%	—	—	—	—	—	—	—
2013	—	0.1%	—	—	—	—	—	—	—	—
2014	—	—	—	—	—	—	—	—	—	—

	December 31,
($ in millions)	2014		2013		2012
Direct claims paid by origination year (First-lien):
2005 and prior	$219	27.0%	$303	25.7%	$268	26.4%
2006	163	20.1	239	20.3	194	19.1
2007	302	37.1	446	37.9	403	39.8
2008	107	13.2	169	14.3	137	13.5
2009	12	1.5	15	1.3	11	1.1
2010	4	0.5	4	0.3	1	0.1
2011	3	0.3	2	0.2	—	—
2012	2	0.2	—	—	—	—
2013	1	0.1	—	—	—	—
Total direct claims paid	$813	100.0%	$1,178	100.0%	$1,014	100.0%
Policy Acquisition Costs. Policy acquisition costs for 2014 decreased compared to 2013 due to an increase in our Persistency Rate, which reflects the increase in the expected life of our insurance policies and therefore reduces the annual amortization of our policy acquisition costs. In comparison, policy acquisition costs for 2013, although down from 2012, reflected higher amortization as a result of a lower Persistency Rate, more than offset by higher ceding commissions received related to the QSR Reinsurance Transactions.
Other Operating Expenses.  Our other operating expenses in 2014 compared to 2013 reflect a significant reduction as a result of the reduced impact from increases in the estimated fair value of cash-settled long-term incentive awards that are valued, in large part, relative to the price of Radian Group’s common stock. Operating expenses for 2014, 2013 and 2012 include $13.4 million, $20.4 million and $15.2 million, respectively, as a result of the reallocation of financial guaranty segment expenses that were not allocated to discontinued operations.

Other operating expenses increased in 2013 as compared to 2012, primarily due to an increase in the estimated fair value of certain cash-settled long-term incentive awards that are valued, in large part, based on the stock price of Radian Group’s common stock, which increased significantly during 2013. Both 2013 and 2012 reflect a reduction of expenses due to ceding commissions earned related to the QSR Reinsurance Transactions, which increased in 2013. Results in 2012 also reflect a reduction in the amount of acquisition costs that were deferred in accordance with the update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance contracts.
Contract underwriting expenses for 2014, including the impact of reserves for contract underwriting remedies, were $14.8 million, compared to $6.1 million for 2013 and $12.1 million for 2012. In 2014, losses related to contract underwriting remedies included approximately $11.2 million related to settlement of remedies for services provided on legacy business. During 2014, loans underwritten via contract underwriting accounted for 2.2% of applications, 2.2% of commitments for insurance and 2.0% of insurance certificates issued, compared to 3.5%, 3.5% and 3.4%, respectively, for 2013 and 5.0%, 4.9% and 5.0%, respectively, for 2012.
Interest Expense.  These amounts reflect the allocated portion of interest on Radian Group’s long-term debt to our mortgage insurance segment. The increase in 2014 compared to 2013 is primarily related to the Convertible Senior Notes due 2017 and 2019. Interest expense for 2014, 2013 and 2012 include $53.3 million, $56.6 million and $44.4 million, respectively, as a result of the reallocation of financial guaranty segment interest expense that was not allocated to discontinued operations.
The increase in interest expense in 2013 compared to 2012 is primarily related to the issuance of $400 million of debt in March 2013.

Results of Operations—MRES
The following table summarizes our MRES segment’s results of operations for the year ended December 31, 2014:

Year Ended December 31,
($ in millions)	2014
Adjusted pretax operating income (1)	$5.4
Services revenue	76.7
Direct cost of services	43.6
Gross profit on services	33.1
Other operating expenses	20.1
Interest expense	8.9
________________________

(1)	Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of the Company’s business segments.
The MRES segment’s results primarily comprise the operations of Clayton from the acquisition date of June 30, 2014.
Services Revenue. For the year ended December 31, 2014, services revenue includes a significant loan review and due diligence project for a single client which represented approximately 13% of services revenue. The project is expected to continue in 2015, but the level of 2015 volume for the project is not known. Revenue from component services was also at an elevated level during 2014. Component services revenue for the year ended December 31, 2014 includes revenue from single family rental securitizations as well as revenue from financial institutions that extend loans to institutional investors to fund purchases of homes. Approximately 20% of services revenue in 2014 related to the single family rental market, which is an emerging market that experienced rapid growth in 2014. The Company provides component services in connection with single family rental securitizations and to financial institutions that extend loans to institutional investors to fund purchases of homes. However, there has been a decline in the pace of home purchases by the institutional investors and, as a result, we do not expect that revenue from lenders will continue at a similar level in 2015. The top 10 customers of the MRES segment generated approximately 64% of the services revenues for the period.
Gross Profit on Services. For the year ended December 31, 2014, our gross profit on services represented approximately 42.5% of total revenues.
Other Operating Expenses. For the year ended December 31, 2014, compensation-related costs represented approximately 42.9% of the segment’s operating expenses.

Interest Expense. For the year ended December 31, 2014, interest expense represents all of the interest expense related to our Senior Notes due 2019, the proceeds of which were used to fund Radian Group’s acquisition of Clayton.

Contractual Obligations and Commitments
We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Other items, including payments under operating lease agreements, are not recorded on our consolidated balance sheets as liabilities but represent a contractual commitment to pay.
The following table summarizes certain of our contractual obligations and commitments, including our expected claim payments on insurance policies, as of December 31, 2014, and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the narrative following the table and in the Notes to Consolidated Financial Statements that are referenced in the table.

		Payments Due by Period
		Less than					More than
(In thousands)	Total	1 Year	1-3 years		3-5 years		5 years	Uncertain
Long-term debt obligations (principal and interest) (Note 11)	$1,544,739	$56,595	$749,894	(1)	$738,250	(2)	$—	$—
Operating lease obligations (Note 17)	24,552	10,849	9,117		1,312		3,274	—
Reserve for losses and LAE (Note 10) (3)	1,560,032	659,708	900,324		—		—	—
Purchase obligations (4)	11,001	9,150	1,851		—		—	—
Unrecognized tax benefits (Note 13)	181,092	—	—		—		—	181,092	(5)
Total	$3,321,416	$736,302	$1,661,186		$739,562		$3,274	$181,092
__________________

(1)	For our Convertible Senior Notes due 2017, excludes the conversion premium amount that may be settled in cash, shares of our common stock or a combination thereof, at our election.

(2)
Includes $400 million of convertible senior notes that may be settled in cash, shares of our common stock or a combination thereof, at our election, as well as $300 million of senior notes that may be redeemed, in whole or part at any time prior to maturity.

(3)
Our reserve for losses and LAE reflects the application of accounting policies described below in “Critical Accounting Policies—Reserve for Losses and LAE.” The payments due by period are based on management’s estimates and assume that all of the loss reserves included in the table will result in claim payments, net of expected recoveries.

(4)	Includes one annual payment, totaling $2.0 million, on a seven year software contract that we expect to terminate at the end of 2015.

(5)	The timing of these potential payments is uncertain given the nature of the obligations.
Other Contractual Obligations and Commitments
In addition to the contractual obligations set forth in the table above, we have the following material contractual obligations and commitments.
Investment Commitments. As part of the non-investment grade component of our investment portfolio, we had unfunded commitments of $7.4 million at December 31, 2014, related to alternative investments that are primarily private equity structures. These commitments have capital calls expected through 2015, with the possibility of additional calls through 2017, and certain fixed expiration dates or other termination clauses.

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

•
Radian Group and RMAI are parties to a guaranty agreement, which provides that Radian Group will make sufficient funds available to RMAI to ensure that RMAI has a minimum of $5 million of statutory surplus every calendar quarter. RMAI had $17.5 million of statutory capital and no RIF exposure as of December 31, 2014.

•
Radian Guaranty has agreed to maintain Radian Insurance’s tangible net worth at a minimum of $30 million and to cause Radian Insurance to at all times have sufficient liquidity to meet its current obligations, pursuant to a Net Worth and Liquidity Maintenance Agreement (“NWLMA”) between the two companies.

•
Radian Group has agreed to guarantee, up to a maximum amount of $300 million, Radian Guaranty’s obligations to Radian Insurance under the NWLMA in the event that Radian Guaranty is not able to or permitted by the Pennsylvania Insurance Department to perform under the agreement. Radian Insurance had $256.3 million of statutory policyholders’ surplus at December 31, 2014.

•
Radian Group and Radian Mortgage Insurance, a subsidiary of Radian Guaranty, are parties to a guaranty agreement in which Radian Group has agreed for the benefit of Radian Mortgage Insurance’s creditors to make funds available on demand for the full and complete payment of all due but unpaid liabilities. Radian Mortgage Insurance had $121.1 million of statutory policyholders’ surplus at December 31, 2014.

•
To allow our mortgage insurance customers to comply with applicable securities regulations for issuers of ABS (including MBS), we have been required, depending on the amount of credit enhancement we were providing, to provide: (1) audited financial statements for the insurance subsidiary participating in these transactions; or (2) a full and unconditional holding-company level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two Structured Transactions for Radian Guaranty with approximately $128.8 million of remaining credit exposure.

•
Radian Group and RGRI are parties to an Assumption and Indemnification Agreement with regard to RGRI’s portion of the Deficiency Amounts relating to the IRS litigation. As of December 31, 2014, approximately $163 million would be indemnified under this agreement if the Deficiency Amounts are ultimately sustained. This indemnification agreement was made in lieu of an immediate capital contribution to RGRI that otherwise would have been required for RGRI to maintain its minimum statutory policyholders’ surplus requirements in light of the remeasurement as of December 31, 2011 of uncertain tax positions related to the portfolio of REMIC residual interests. See Note 13 of Notes to Consolidated Financial Statements for additional information regarding the IRS matter. We can provide no assurance regarding the outcome of this IRS matter, which may take several years to resolve. As such, there remains significant uncertainty with regard to the amount and timing of any potential payments under the indemnity agreement described above. See “Item 1A. Risk Factors—Resolution of our dispute with the IRS could adversely affect us.”

In addition to the foregoing, we use reinsurance from affiliated companies to allow Radian Guaranty to remain in compliance with insurance regulations that limit the amount of risk that a mortgage insurance company may retain on a single loan to 25% of the indebtedness of the insured. In 2012, Radian Guaranty, to improve its capital position, entered into an excess-of-loss reinsurance transaction with Radian Mortgage Insurance under which Radian Guaranty initially transferred approximately $2.5 billion of RIF to Radian Mortgage Insurance. In 2011 and 2010, Radian Guaranty entered into similar excess-of-loss reinsurance agreements with Radian Insurance under which Radian Guaranty initially transferred a total of approximately $6.1 billion of RIF to Radian Insurance. The pools of loans that have been reinsured by Radian Mortgage Insurance and Radian Insurance under the excess-of-loss reinsurance agreements generally consist of high-quality loans from recent vintages. As of December 31, 2014, the remaining RIF under these excess-of-loss reinsurance agreements was $3.6 billion.
In the ordinary course of business, our MRES business enters into agreements pursuant to which we may be obligated under specified circumstances or upon the occurrence of certain events to indemnify the counterparties with respect to certain matters. The terms and amount of indemnification are negotiated on a transaction by transaction basis, but generally the circumstances of the transaction and/or the contract provisions are such that we believe the exposure to material liability is remote.

Off-Balance Sheet Arrangements
Smart Home
In 2004, we developed a program, referred to as Smart Home, for reinsuring risk associated with non-prime mortgages. From 2004 through 2007, we entered into four Smart Home transactions. As of December 31, 2012, we had terminated three of these transactions. The final Smart Home transaction matured in May 2013.

Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
Radian Group serves as the holding company for our insurance and other subsidiaries and does not have any significant operations of its own. At December 31, 2014, Radian Group had immediately available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of approximately $670 million, after giving effect to the $100 million capital contribution to Radian Guaranty in February 2015. This amount excludes certain additional cash and liquid investments that have been advanced from our subsidiaries for corporate expenses and interest payments.
Radian Group’s principal liquidity demands for the next 12 months are expected to include: (i) additional capital support for Radian Guaranty; (ii) the payment of corporate expenses; (iii) interest payments on our outstanding long-term debt ; (iv) potential investments to support our long-term strategy of growing our fee-based businesses and diversifying our sources of revenues; and (v) the payment of dividends on our common stock.
On a quarterly basis, we evaluate whether the conversion threshold requirements for our Convertible Senior Notes due 2017 and our Convertible Senior Notes due 2019 have been met. As of December 31, 2014, the holders of our Convertible Senior Notes due 2017 and of our Convertible Senior Notes due 2019 are able to exercise their conversion rights during the three-month period ending March 31, 2015. We may elect, in our sole discretion, to settle any such converted notes in the form of cash, and in the case of the Convertible Senior Notes due 2017, a portion of the conversion amount must be settled in cash. Notwithstanding these conversion rights, we do not expect the holders to convert prior to maturity. See Note 11 of Notes to Consolidated Financial Statements for further information.
In addition to existing available cash and marketable securities, Radian Group’s principal sources of cash to fund short-term liquidity needs include: (i) payments made to Radian Group under tax- and expense-sharing arrangements with our subsidiaries, as further discussed below; and (ii) dividend payments from Clayton. Radian Group expects to receive a modest amount of dividend payments over the next 12 months from positive cash flows expected to be generated by Clayton.
In May 2014, we issued $300 million principal amount of Senior Notes due 2019 and 17.825 million shares of our common stock at a public offering price of $14.50 per share. We received aggregate net proceeds from these offerings of approximately $541 million after deducting underwriting discounts, commissions and offering expenses. Approximately $312 million of the proceeds from these offerings was used to fully fund the acquisition of Clayton. In addition, in accordance with the optional redemption provisions of our Senior Notes due 2015, we used a portion of the proceeds to redeem all $57.2 million of the remaining outstanding principal amount of these notes. See Note 11 of Notes to Consolidated Financial Statements for further information.
Corporate Expenses and Interest Expense.  Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on most of our outstanding long-term debt. Payments of such corporate expenses for the next 12 months, excluding interest payments on our long-term debt, are expected to be approximately $50.1 million, all of which is expected to be reimbursed by our subsidiaries under our existing expense-sharing arrangements. For the same period, payments of interest on our long-term debt are expected to be approximately $56.6 million, a significant portion of which is expected to be reimbursed by our subsidiaries under our existing expense-sharing arrangements. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be modified or revoked at any time.
Capital Support for Subsidiaries.  Radian Guaranty’s Risk-to-capital as of December 31, 2014, after giving effect to the $100 million capital contribution from Radian Group in February 2015, was 17.9 to 1. Given our financial projections for Radian Guaranty, which are subject to risks and uncertainties, we expect Radian Guaranty’s Risk-to-capital to decrease over time without the need for any additional capital contributions from Radian Group to satisfy current applicable state insurance regulatory requirements.

The GSEs are in the process of revising their eligibility requirements for private mortgage insurers. As part of this process, the FHFA released proposed PMIERs for public comment on July 10, 2014. The PMIERs, when finalized and adopted, will establish the revised requirements that the GSEs will impose on private mortgage insurers, including Radian Guaranty, to remain eligible insurers of mortgage loans purchased by the GSEs. The proposed PMIERs include the PMIERs Financial Requirements which are expected to replace the capital adequacy standards under the current GSE eligibility requirements. The proposed PMIERs Financial Requirements require a mortgage insurer’s Available Assets to meet or exceed Minimum Required Assets that are calculated based on RIF and a variety of measures designed to evaluate credit quality. Among other things, the proposed PMIERs exclude from Available Assets: (i) an amount equal to Unearned Premium Reserves; and (ii) certain subsidiary capital, including Radian Guaranty’s capital that is attributable to its ownership of Radian Asset Assurance.
The public comment period for the proposed PMIERs ended on September 8, 2014. The FHFA is currently reviewing and considering input before adopting the final PMIERs. All aspects of the final PMIERs are expected to become effective 180 days after their final publication. It is anticipated that approved insurers who fail to meet the PMIERs Financial Requirements when they become effective would, at the discretion of the GSEs, be permitted to operate under a transition plan during an extended transition period of up to two years from the final publication date, and would continue to be eligible insurers during that period. We expect the final PMIERs to be published during the first half of 2015 and to be effective by December 31, 2015. Based on an assumed final publication date of June 30, 2015, with an effective date of December 31, 2015, Radian Guaranty’s estimated net shortfall in Available Assets would be approximately $350 million as of December 31, 2015 and no shortfall as of June 30, 2017 (the projected end of the two-year transition period), in each case after giving consideration to existing holding company cash balances of $670 million and approximately $790 million in anticipated proceeds from the pending sale of Radian Asset Assurance.
In order for Radian Guaranty to comply with the PMIERs Financial Requirements as proposed, we expect to contribute a substantial portion of our holding company cash and investments to Radian Guaranty, while maintaining a sufficient level of holding company cash and investments to carry out our business strategy, and also that we will be successful in: (1) completing the pending sale of Radian Asset Assurance to Assured pursuant to the Radian Asset Assurance Stock Purchase Agreement; and (2) leveraging other options such as commutations of existing risk or external reinsurance for a portion of our mortgage insurance RIF in a manner that provides capital relief and is compliant with the PMIERs.  In the event we are unable to successfully execute these or similar transactions or strategies, or such transactions are not available on terms that are attractive to us, we may seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.
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
Dividends.  Our quarterly common stock dividend is currently $0.0025 per share and, based on our current outstanding shares of common stock, we would require approximately $1.9 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as Radian Group, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of December 31, 2014, our capital surplus was $2.2 billion, representing our dividend limitation under Delaware law.
Tax Payments. Under our current tax-sharing agreement between Radian Group and its subsidiaries, our subsidiaries are required to pay to Radian Group, on a quarterly basis, amounts representing their estimated separate company federal tax liability for the current tax year. Annually, Radian Group is required to refund to each subsidiary any amount that such subsidiary overpaid to Radian Group for a taxable year, as well as any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code had such subsidiary filed its federal tax return on a separate company basis. Any payments that Radian Group is expected to make during the next 12 months under the tax-sharing agreement are not expected to have a material impact on Radian Group’s available liquidity. Our tax-sharing agreement may not be changed without the pre-approval of Fannie Mae and the applicable state insurance departments for the insurance subsidiaries that are parties to the agreement.

Strategic Investments. A primary component of our long-term strategic plan for the Company is to grow the fee-based services we are providing and to further diversify our sources of revenues, including through the introduction of new products. We may choose to pursue these objectives by growing our businesses internally or through potential transactions, and we may use holding company resources to pursue these investments. In July 2014, we invested $20 million to capitalize a newly formed, wholly-owned insurance subsidiary of Radian Group. The strategic objective of this investment is to offer various mortgage insurance-related products, which are currently in a developmental stage. In light of other potential cash and liquidity requirements discussed above, we do not expect that our strategic investments will be material during the next twelve months.
If Radian Group’s current sources of liquidity are insufficient for Radian Group to fund its obligations during the next twelve months, or if we otherwise decide to increase our liquidity position, Radian Group may seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.
Radian Group—Long-Term Liquidity Needs
Our most significant needs for liquidity beyond the next 12 months are:

(1)	the repayment of our outstanding long-term debt, including:

•	$195.5 million principal amount of outstanding debt due in June 2017;

•	$450 million principal amount of convertible debt due in November 2017, plus, at our option, any related conversion premium that we elect to settle in cash;

•	$400 million of convertible debt due in March 2019 for which the principal amount and any conversion premium may, at our option, be settled in cash or shares; and

•	$300 million principal amount of outstanding debt due in June 2019;

(2)	potential additional capital contributions to our subsidiaries; and

(3)	potential payments to the U.S. Treasury resulting from our dispute with the IRS relating to the examination of our 2000 through 2007 consolidated federal income tax returns by the IRS.
On September 4, 2014, we received Notices of Deficiency from the IRS covering our 2000 through 2007 federal income tax returns. The Notices of Deficiency assert unpaid taxes and penalties of approximately $157 million related to the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests currently held by RGRI. As of December 31, 2014, there would also be interest related to these matters of approximately $115 million. Depending on the outcome, additional state income taxes, penalties and interest (in the aggregate, estimated to be approximately $30 million as of December 31, 2014) also may be due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of approximately $105 million, which are primarily associated with the disallowance of the previously filed carryback of the 2008 NOL to the 2006 and 2007 tax years. We currently believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim.
Radian Group and RGRI are parties to an Assumption and Indemnification Agreement with regard to a portion of these Deficiency Amounts. This indemnification agreement was made in lieu of an immediate capital contribution to RGRI that otherwise would have been required for RGRI to maintain its minimum statutory policyholders’ surplus requirements in light of the remeasurement as of December 31, 2011 of uncertain tax positions related to the portfolio of REMIC residual interests. See Note 13 of Notes to Consolidated Financial Statements for additional information regarding the IRS matter.
On December 3, 2014, we petitioned the U.S. Tax Court to litigate the Deficiency Amount. We can provide no assurance regarding the outcome of this IRS litigation, which may take several years to resolve, or whether a compromised settlement with the IRS will ultimately be reached. As such, there remains significant uncertainty with regard to the amount and timing of any potential payments under the indemnity agreement described above.
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
We regularly evaluate opportunities, based on market conditions, to finance our operations by accessing the capital markets or other types of indebtedness with institutional lenders, and consider various measures to improve our capital and liquidity position, as well as to strengthen our balance sheet and improve our debt maturity profile. In the past, we have repurchased and exchanged, prior to maturity, some of our outstanding debt, and in the future, we may, from time to time, seek to redeem, repurchase or exchange for other securities, some or all of our outstanding debt, prior to maturity, in the open market, through other public or private transactions, including pursuant to one or more tender offers, or through any combination of the foregoing, as circumstances may allow. We may seek to refinance all or a portion of our long-term debt, but we may not be able to do so on favorable terms, if at all. The timing or amount of any potential transactions, which may or may not occur, will depend on a number of factors, including market opportunities and our capital and liquidity needs.
Mortgage Insurance
As of December 31, 2014, our mortgage insurance segment maintained claims paying resources of $2.9 billion, which consists of contingency reserves, statutory policyholders’ surplus (excluding the statutory surplus of Radian Asset Assurance), Unearned Premium Reserves and loss reserves.
The principal demands for liquidity in our mortgage insurance business include the payment of claims and potential claim settlement transactions, operating expenses (including those allocated from Radian Group) and taxes. The principal sources of liquidity in our mortgage insurance business currently include insurance premiums, net investment income, and capital contributions from Radian Group. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a substantial portion of the funds necessary to satisfy their claim payments, operating expenses and taxes for the foreseeable future. We believe that we have the ability to fund any operating cash flow shortfall from sales and maturities of marketable securities in our investment portfolio maintained at our operating companies. In the event that we are unable to fund excess claim payments and operating expenses through the sale of these marketable securities and from maturing fixed-income investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid marketable securities held by our operating companies.
Historically, dividends from Radian Asset Assurance were also one of the principal sources of liquidity in our mortgage insurance business. In July 2014, following approval from the NYSDFS, Radian Asset Assurance paid a $150 million Extraordinary Dividend to Radian Guaranty. In addition, in light of the proposed PMIERs, which in their current form would not provide Radian Guaranty with any credit for its investment in Radian Asset Assurance, on December 22, 2014, Radian Guaranty entered into the Radian Asset Assurance Stock Purchase Agreement to sell Radian Asset Assurance, our principal financial guaranty subsidiary, to Assured for a purchase price of approximately $810 million, subject to certain adjustments. After closing costs and other adjustments, we expect net cash proceeds of approximately $790 million. Radian expects to complete the sale of Radian Asset Assurance to Assured in the first half of 2015, subject to satisfaction of customary closing conditions, including regulatory approvals. See Note 1 and Note 3 of Notes to Consolidated Financial Statements for more information regarding PMIERs and the Radian Asset Assurance Stock Purchase Agreement, respectively.
Freddie Mac Agreement
In connection with the closing under the Freddie Mac Agreement, Radian Guaranty deposited $205 million of investment securities into a collateral account. This account remains on our consolidated balance sheets due to the rights that Radian Guaranty has with respect to those funds. From the time the collateral account was established through December 31, 2014, approximately $48 million of additional Loss Mitigation Activity had become final in accordance with the Freddie Mac Agreement and approximately $113 million of submitted claims had been rescinded, denied, curtailed or cancelled, but were not yet considered final in accordance with the Freddie Mac Agreement. If the BofA Settlement Agreement had been implemented as of December 31, 2014, these amounts would have been approximately $116 million and $23 million, respectively. Subject to certain conditions in the Freddie Mac Agreement, amounts in the collateral account may be released to Radian Guaranty from Freddie Mac over time to the extent that Loss Mitigation Activity becomes final in accordance with the terms of the Freddie Mac Agreement. If the amount of Loss Mitigation Activity that becomes final in accordance with the Freddie Mac Agreement after the collateral account was established is less than $205 million prior to the termination of the Freddie Mac Agreement, then any shortfall will be paid to Freddie Mac from the funds in the collateral account.

MRES
As of December 31, 2014, our MRES segment maintained cash and cash equivalents totaling $12.7 million, which included restricted cash of $2.5 million.
The principal demands for liquidity in our MRES business include the payment of employee compensation and other operating expenses (including those allocated from Radian Group), interest payments related to the Senior Notes due 2019, taxes, and dividends to Radian Group. The principal sources of liquidity in our MRES business are cash generated by operations and, to the extent necessary, capital contributions from Radian Group.
Liquidity levels may fluctuate depending on the levels and contractual timing of our invoicing and the payment practices of the MRES clients, in combination with the timing of MRES payments for employee compensation and to external vendors. The amount, if any, and timing of the MRES segment’s dividend paying capacity will depend primarily on the amount of excess cash flow generated by the segment. In the fourth quarter of 2014, the MRES segment reimbursed Radian Group for corporate interest expense allocations of $7.4 million.
We believe that the cash flows generated by the MRES operations will provide the funds necessary to satisfy the MRES segment’s needs for the foreseeable future. However, the segment’s activities are primarily affected by transaction volume, which is subject to fluctuation due to market conditions and depends on maintaining successful client relationships. Dividend payments to Radian Group would be adversely impacted and funding support may be required for the MRES segment if unanticipated events and circumstances were to result in lower earnings or cash flow than expected. In the event the cash flow from operations of the MRES business is not adequate to fund all of its needs, Radian Group may be required to provide additional funds to the MRES segment in the form of a capital contribution or an intercompany note.
Reconciliation of Consolidated Net Income (Loss) to Cash Used in Operations
The following table reconciles consolidated net income (loss) to cash flows used in operations for the periods indicated:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net income (loss)	$959,517	$(196,985)	$(451,468)
Loss from discontinued operations, net of tax	300,057	55,134	227,363
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net (gains) losses on investments and other financial instruments recognized in earnings	(79,989)	105,890	(121,892)
Net payments related to derivative contracts and VIEs (1)	(125)	(8,574)	(4,515)
Net cash received (paid) for commutations, terminations and recaptures (1)	1,105	(254,667)	3,190
Deferred income tax (benefit) provision	(825,843)	(31,847)	7,817
Amortization and impairment of intangible assets	8,648	—	—
Depreciation and other amortization, net	57,301	69,726	53,257
Change in:
Unearned premiums	77,432	184,659	148,967
Deferred policy acquisition costs	17,738	8,736	13,617
Reinsurance recoverables	18,156	42,358	66,385
Reserve for losses and LAE	(604,906)	(664,588)	(164,439)
Other assets	(26,744)	16,764	(50,080)
Other liabilities	(55,592)	54,354	24,635
Net cash used in operating activities, continuing operations	(153,245)	(619,040)	(247,163)
Net cash provided by (used in) operating activities, discontinued operations	17,071	(45,897)	(263,337)
Net cash used in operating activities	$(136,174)	$(664,937)	$(510,500)
_____________

(1)	Cash item.

Cash flows used in operating activities decreased for 2014 compared to 2013, due to an increase in operating cash generated by our mortgage insurance business and a decrease in cash paid for commutations, terminations and recaptures. During 2013, cash flows used in operating activities increased compared to 2012, primarily as a result of an increase in mortgage insurance claims paid, including those paid in conjunction with the Freddie Mac Agreement, and payments for other commutations, terminations and recaptures in 2013.
Stockholders’ Equity
Stockholders’ equity was $2.1 billion at December 31, 2014, compared to $0.9 billion at December 31, 2013. The increase in stockholders’ equity resulted primarily from our net income of $959.5 million for 2014 and an increase in additional paid-in capital that resulted from the $247.2 million in net proceeds received in connection with our issuance of 17.825 million shares of our common stock in May 2014, partially offset by the reclassification of the equity component of currently redeemable convertible senior notes of $74.7 million to mezzanine equity. See Note 11 of Notes to Consolidated Financial Statements for additional information.
Ratings
Radian Group and our principal operating subsidiaries have been assigned the ratings set forth in the chart below. We believe that ratings often are considered by others in assessing our credit strength and the financial strength of our insurance subsidiaries. See “Item 1A. Risk Factors — Radian Guaranty may be unable to comply with applicable GSE eligibility requirements, including the final PMIERs, which if adopted in their current proposed form, could negatively impact Radian Guaranty’s expected return on equity, decrease Radian Guaranty’s NIW, and subject Radian Guaranty to extensive and more stringent operational requirements.”

	Moody’s (1)	S&P (2)
Radian Group	B3	B-
Radian Guaranty	Ba2	BB-
Radian Insurance Inc.	(3)	(3)
RMAI (4)	Ba2	BB-
___________________

(1)	Moody’s outlook for Radian Group and all our rated mortgage insurance subsidiaries is currently Positive.

(2)	S&P’s outlook for Radian Group and Radian Guaranty is currently Positive. The outlook for all other subsidiaries is currently Stable.

(3)	Not currently rated.

(4)	Currently, RMAI is not writing new business and has no RIF.

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

Held-For-Sale Classification
We report a business as held for sale when management is committed to a formal plan to sell the assets, the business is available for immediate sale and is being actively marketed at a price that is reasonable in relation to its fair value, an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, the sale is probable and expected to be completed within one year, and it is deemed unlikely that significant changes to the plan will be made or that the plan will be withdrawn. A business classified as held for sale is reflected at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the Consolidated Balance Sheets in the period in which the business is classified as held for sale. After a business is classified as held for sale, depreciation and amortization expense is not recognized on its assets.
Discontinued Operations
We report the results of operations of a business as discontinued operations if the business is classified as held for sale, the operations and cash flows of the business have been or will be eliminated from our ongoing operations as a result of a disposal transaction and we will not have any significant continuing involvement in the operations of the business after the disposal transaction. In the period in which the business meets the criteria of a discontinued operation, its results are reported in income or loss from discontinued operations in the Consolidated Statements of Operations for current and prior periods, and include any required adjustment of the carrying amount to its fair value less cost to sell. In addition, tax is allocated to continuing operations and discontinued operations. The amount of tax allocated to discontinued operations is the difference between the tax originally allocated to continuing operations and the tax allocated to the restated amount of income from continuing operations in each period.
Reserve for Losses and LAE
We establish reserves to provide for losses and LAE and the estimated costs of settling claims in our mortgage insurance segment in accordance with the accounting standard regarding accounting and reporting by insurance enterprises. Although this standard specifically excludes mortgage insurance from its guidance relating to the reserve for losses, we establish reserves for mortgage insurance as described below, using the guidance contained in this standard supplemented with other accounting guidance, due to the lack of specific guidance for mortgage insurance.
Estimating our mortgage insurance loss reserves involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of each potential loss, including an estimate of the number of defaulted loans that will be successfully rescinded or denied. The models, assumptions and estimates we use to establish loss reserves may prove to be inaccurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty. As such, we cannot be certain that our reserve estimate will be adequate to cover ultimate losses on incurred defaults.
Commutations and other negotiated terminations of our insured risks in our mortgage insurance segment provide us with an opportunity to exit exposures for an agreed upon payment, or payments, sometimes at an amount less than the previously estimated ultimate liability. Once all exposures relating to such policies are extinguished, all reserves for losses and LAE and other balances relating to the insured policies are generally reversed, with any remaining net gain or loss typically recorded through provision for losses. We take into consideration the specific contractual and economic terms for each individual agreement when accounting for our commutations or other negotiated terminations, which may result in differences in the accounting for these transactions.

Mortgage Insurance
In the mortgage insurance segment, the default and claim cycle begins with the receipt of a default notice from the servicer. Reserves for losses are established upon receipt of notification from servicers that a borrower has missed two monthly payments, which is when we consider a loan to be in default for financial statement and internal tracking purposes. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We maintain an extensive database of claim payment history and use models based on a variety of loan characteristics to determine the likelihood that a default will reach claim status. During 2014, we continued to refine our loss reserving techniques and developed additional segmentations, primarily based on a loan’s Time in Default and its current Stage of Default, in assessing the likelihood that a default will result in a claim. Previously, we gave greater weight to other loan characteristics, including the status of the loan as reported by its servicer, as defined by the number of missed payments, and the type of loan product. Our process includes forecasting the impact of our loss mitigation efforts in protecting us against fraud, underwriting negligence, breach of representation and warranties, inadequate documentation of submitted claims and other items that may give rise to insurance rescissions or cancellations and claim denials, to help determine the Default to Claim Rate. Lastly, we project the Claim Severity, which is also impacted by Loss Mitigation Activity associated with claim curtailments due to servicer noncompliance with our insurance policies and servicing guidelines. When there is a claim under primary mortgage insurance, the coverage percentage is applied to the claim amount, which consists of the unpaid loan principal, plus past due interest (for which our liability is contractually capped in accordance with the terms of our Master Policies) and certain expenses associated with the default, to determine our maximum liability. Based on these estimates, we arrive at our estimate of loss reserves as of that time.
With respect to loans that are in default, considerable judgment is exercised as to the adequacy of reserve levels. Loss reserves are generally increased as defaulted loans age, because historically, as defaulted loans age, they have been more likely to result in foreclosure, and therefore, have been more likely to result in a claim payment. In the past, as the number of missed payments increased, there was generally more certainty regarding these estimates. However, following the financial crisis we experienced significant delays in foreclosures. As a result, significant uncertainty remains with respect to the ultimate resolution of aged defaults. This uncertainty requires management to use considerable judgment in estimating the rate at which these loans will result in claims. Once a default is considered to have reached Foreclosure Stage, the likelihood that the default will reach claim status increases. Once a claim is submitted, reserves are further increased to reflect the fact that the default has moved closer to resulting in a claim payment. If a default cures, the reserve for that loan is removed from the reserve for losses and LAE.
We also establish reserves for defaults that we estimate have been incurred but have not been reported (“IBNR”) to us on a timely basis by the servicer, as well as for previously rescinded policies and denied claims that we estimate will be reinstated and subsequently paid. We generally give the policyholder up to 90 days to challenge our decision to rescind coverage before we consider a policy to be rescinded and remove it from our defaulted inventory; therefore, we currently expect only a limited percentage of policies that were rescinded to be reinstated. We currently expect a significant percentage of claims that were denied to be resubmitted as a perfected claim and ultimately paid. Most often, a claim denial is the result of a servicer’s inability to provide the loan origination file or other servicing documents for review. Under the terms of our Master Policies with our lending customers, our policyholders have up to one year after the acquisition of borrower’s title to provide to us the necessary documents to perfect a claim. All estimates are periodically reviewed and adjustments are made as they become necessary.
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
Since 2009, we have experienced an elevated level of insurance rescissions and claim denials for various reasons, including, without limitation, underwriting negligence, fraudulent applications and appraisals, breach of representations and warranties and inadequate documentation, primarily related to our Legacy Portfolio. Although we expect the amount of estimated rescissions and denials embedded within our reserve analysis to remain elevated as compared to levels before 2009, we expect them to continue to decrease over time, as the defaults related to our Legacy Portfolio decline as a proportion of our total default portfolio and as we realize the results through actual rescissions and denials, or the commutations of insured loans. In addition, with respect to claims decisions on the population of Future Legacy Loans covered under the BofA Settlement Agreement, Radian Guaranty has agreed, subject to certain limited exceptions and conditions, that it will not effect any coverage rescissions, claim denials or curtailments. See Note 10 of Notes to Consolidated Financial Statements for additional information about the BofA Settlement Agreement.
After estimating the Default to Claim Rate, we estimate the severity of each product type, type of insurance and state grouping based on the average of recently observed severity rates. These average severity estimates are then applied to individual loan coverage amounts to determine reserves. Senior management regularly reviews the modeled frequency, rescission, denial and severity estimates, which are based on historical trends as described above. If recent emerging or projected trends differ significantly from the historical trends used to develop the modeled estimates, management evaluates these trends in determining how they should be considered in its reserve estimates.
Our aggregate weighted average Default to Claim Rate assumption (net of denials and rescissions) used in estimating our primary reserve for losses was 52% at December 31, 2014 and 50% December 31, 2013. Our Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans, as measured by the progress toward foreclosure sale and the number of months in default. As of December 31, 2014, our aggregate weighted average Default to Claim Rate estimate on our primary portfolio, net of estimated future denials and rescissions and excluding pending claims, was 47%. Our estimates of gross Default to Claim Rates on our primary portfolio ranged from 16% for new defaults to 65% for Foreclosure Stage Defaults. Our estimate of expected insurance rescissions and claim denials (net of expected reinstatements) embedded in our Default to Claim Rate is generally based on our experience over the past year, with consideration given for differences in characteristics between those rescinded policies and denied claims and the loans remaining in our defaulted inventory, and also incorporates the estimated impact of the BofA Settlement Agreement.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our insurance policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. Since 2011, claim curtailments have increased both in frequency and in size, which has contributed to a reduction in the severity of our claim payments during this period. While we cannot give assurance regarding the extent or level at which such claim curtailments will continue, we expect the level of claim curtailments to remain elevated compared to historical levels (excluding claims processed in accordance with the BofA Settlement Agreement), in light of well publicized issues in the servicing industry and our existing Legacy Portfolio of aged defaults.
The elevated levels of our Loss Mitigation Activities have led to an increased risk of litigation. Our Master Policies specify the time period during which a suit or action arising from any right of the insured under the policy must be commenced. We continue to face a significant number of challenges from certain lender customers regarding our Loss Mitigation Activities, which have resulted in some reversals of our decisions regarding rescissions, denials and curtailments. Although we believe that our Loss Mitigation Activities are justified under our policies, if we are not successful in defending these actions in any potential legal or other proceedings, including negotiated settlements, we may need to reassume the risk on, and increase loss reserves for, those policies or pay additional claims. The assumptions embedded in our estimated Default to Claim Rate on our in-force default inventory include an adjustment to our estimated rescission and denial rate, to account for the fact that we expect a certain number of policies to be reinstated and ultimately to be paid, as a result of valid challenges by such policy holders. As discussed above, we also establish reserves for IBNR defaults related to previously rescinded policies and denied or curtailed claims, which we believe are likely to be reinstated (in the case of previously rescinded policies) or resubmitted and paid (in the case of previously denied claims).

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
We considered the sensitivity of our loss reserve estimates at December 31, 2014 by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point change in primary Claim Severity (which we estimate to be 103.7% of risk exposure at December 31, 2014), we estimated that our loss reserves would change by approximately $12 million at December 31, 2014. For every one percentage point change in our primary net Default to Claim Rate (which we estimate to be approximately 52% at December 31, 2014), we estimate our loss reserves would change by approximately $23 million at December 31, 2014.
Reserve for Premium Deficiency
Insurance enterprises are required to establish a PDR if the net present value of the expected future losses and expenses for a particular product line exceeds the net present value of expected future premiums and existing reserves for that product line. We reassess our expectations for premiums, losses and expenses for our mortgage insurance business at least quarterly and update our premium deficiency analyses accordingly. Expected future expenses include consideration of maintenance costs associated with maintaining records relating to insurance contracts and with the processing of premium collections. We also consider investment income in the premium deficiency calculation through the use of our pre-tax investment yield to discount certain cash flows for this analysis.
For our mortgage insurance business, we group our mortgage insurance products into two categories: First-lien and Second-lien. To assess the need for a PDR on our First-lien insurance portfolio, we develop loss projections based on modeled loan defaults related to our current RIF. This projection is based on recent trends in default experience, severity and rates of defaulted loans moving to claim (such Default to Claim Rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid. As of December 31, 2014, our modeled loan default projections for our First-lien insured portfolio assume that the rate at which current loans will default has improved and will gradually return to normal historical levels over approximately the next year.
For our First-lien insurance business, because the combination of the net present value of expected premiums and previously established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a First-lien PDR was not required as of December 31, 2014 or December 31, 2013. Assuming all other factors remained constant, if our assumed paid claim rate increased from approximately 6.1% to approximately 11.8%, we would be required to establish a PDR.
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
Evaluating the expected profitability of our existing mortgage insurance business and the need for a PDR for our First-lien business involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of potential losses and premium revenues. The models, assumptions and estimates we use to evaluate the need for a PDR may prove to be inaccurate, especially during any extended economic downturn or period of extreme market volatility and uncertainty. We cannot be certain that we have correctly estimated the expected profitability of our existing First-lien mortgage portfolio or that the Second-lien PDR established will be adequate to cover the ultimate losses on our Second-lien business.

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
At December 31, 2014, there were no Level III assets, and total Level III liabilities accounted for 100% of total liabilities measured at fair value.
Available for sale securities, trading securities, and certain other assets are recorded at fair value as described in Note 5 of Notes to Consolidated Financial Statements. All changes in fair value of trading securities and certain other assets are included in our consolidated statements of operations. All changes in the fair value of available for sale securities are recorded in AOCI.
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
State and municipal obligations—The fair value of state and municipal obligations is estimated using recent transaction activity, including market observations. Evaluation models are used, which incorporate bond structure, yield curve, credit spreads and other factors. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable.
Money market instruments—The fair value of money market instruments is based on daily prices, which are published and available to all potential investors and market participants. As such, these securities are categorized in Level I of the fair value hierarchy.
Corporate bonds and notes—The fair value of corporate bonds and notes is estimated using recent transaction activity, including market observations. Spread models are used that incorporate issuer and structure characteristics, such as credit risk and early redemption features, where applicable. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable.
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
Other investments—These securities primarily consist of short-term certificates of deposit, which are categorized in Level II of the fair value hierarchy.
We are responsible for the determination of the value of all investments carried at fair value and the supporting methodologies and assumptions. To assist us in this responsibility, we utilize independent third-party valuation service providers to gather, analyze and interpret market information and estimate fair values based upon relevant methodologies and assumptions for various asset classes and individual securities. We perform monthly quantitative and qualitative analyses on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. Our analysis includes: (i) a review of the methodology used by third-party pricing services; (ii) a comparison of pricing services’ valuations to other independent sources; (iii) a review of month-to-month price fluctuations; and (iv) a comparison of actual purchase and sale transactions with valuations received from third parties. These processes are designed to ensure that our investment values are accurately recorded, that the data inputs and valuation techniques utilized are appropriate and consistently applied and that the assumptions are reasonable and consistent with the objective of determining fair value.
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

We are required to establish a valuation allowance against our DTA when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance. Our assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our DTA will be realized in future periods. The primary negative evidence that we have considered has been our cumulative losses in recent years. We also consider positive evidence when assessing the need for a valuation allowance, such as future reversals of existing taxable temporary differences, future projections of taxable income, taxable income within the applicable carryback and carryforward periods, and potential tax planning strategies. The recognition of our DTA ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. In assessing our need for a valuation allowance, the weight assigned to the effect of both negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. As of December 31, 2014, after analyzing all positive and negative evidence available, we believe there is significant positive, objectively verifiable evidence that outweighs all negative evidence and supports a conclusion that it is more-likely-than-not that substantially all of the Company’s DTAs will be realized.
In July 2013, the FASB issued an update to the accounting standard regarding income taxes. This update provides guidance concerning the balance sheet presentation of an unrecognized tax benefit when a Carryforward is available. This accounting standard requires an entity to present its DTAs for the Carryforwards net of its liability related to unrecognized tax benefits. A gross presentation will be required when the Carryforwards are not available under the tax law of the applicable jurisdiction or when the Carryforwards would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. This update is effective for fiscal years and interim periods within such years beginning after December 15, 2013. We adopted this update in the first quarter of 2014. The adoption of this update did not affect the recognition or measurement of uncertain tax positions and did not have a significant impact on our consolidated financial statements or disclosures. See Note 13 of Notes to Consolidated Financial Statements for additional information.
Our provision for income taxes for interim financial periods is based on an estimate of our annual effective tax rate for the full year of 2014. When estimating our full year 2014 effective tax rate, we adjust our forecasted pre-tax income for gains and losses on our derivative transactions and investments, changes in the accounting for uncertainty in income taxes, changes in our beginning of year valuation allowance, and other adjustments. The impact of these items is accounted for discretely at the federal applicable tax rate. During 2012 and 2013, given the impact on our pre-tax results of net gains or losses resulting from our derivative transactions and our investment portfolio, and the continued uncertainty regarding our ability to rely on certain short-term financial projections, which directly affected our ability to estimate an effective tax rate for the full year, we recorded our interim period income tax provision (benefit) based on actual results of operations.
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
Intangible assets, other than goodwill, primarily consist of Clayton’s client relationships, technology, trade name and trademarks, client backlog and non-competition agreements. Client relationships represent the value of the specifically acquired customer relationships and are valued using the excess earnings approach using estimated client revenues, attrition rates, implied royalty rates and discount rates. The excess earnings approach estimates the present value of expected earnings in excess of a traditional return on business assets. Technology represents proprietary software used for loan review and due diligence, managing the REO disposition process and performing surveillance of mortgage loan servicers. Trade name and trademarks reflect the value inherent in the recognition of the “Clayton” name and its reputation. For purposes of our intangible assets, we use the term client backlog to refer to the estimated present value of fees to be earned for services performed on loans currently under surveillance or REO assets under management. The value of a non-competition agreement is an appraisal of potential lost revenues that would arise from an individual leaving to work for a competitor or initiating a competing enterprise. For financial reporting purposes, intangible assets with finite lives are amortized over their applicable estimated useful lives in a manner that approximates the pattern of expected economic benefit from each intangible asset.

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
In February 2013, the FASB issued an update to the accounting standard regarding comprehensive income, requiring additional information to be presented on the face of the financial statements or as separate disclosures. This update requires an entity to present the changes in each component of accumulated other comprehensive income. An entity is required to present certain amounts reclassified out of accumulated other comprehensive income to their respective line items in net income, by component. Other reclassifications out of accumulated other comprehensive income are required to be cross-referenced to existing disclosures. We adopted this update effective January 1, 2013. In Note 12 of Notes to Consolidated Financial Statements we have presented the changes in the balances for each component of accumulated other comprehensive income as well as current period reclassifications out of accumulated other comprehensive income. This update impacted disclosures only and did not affect our consolidated financial position, earnings or cash flows.
In April 2014, the FASB issued an update to the accounting standard for reporting discontinued operations and disclosures of disposals of components of an entity. This update changes the requirements for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents (or would represent) a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (b) the component of an entity or group of components of an entity is disposed of by sale; or, (c) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). The amendments in this update require expanded disclosures about discontinued operations. The provisions of this update are effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We did not elect early adoption of this update for the pending disposition of Radian Asset Assurance. The significance of this guidance for the Company is dependent on any future dispositions or disposals.
In May 2014, the FASB issued an update to the accounting standard regarding revenue recognition. This update is intended to provide a consistent approach in recognizing revenue. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. While this update is not expected to change revenue recognition principles related to our insurance products, this update may be applicable to revenues from our new MRES segment, which has been included in our consolidated statements of operations beginning with the third quarter of 2014. The provisions of this update are effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of this update, if any.
As of the filing date of this report, there were no additional accounting pronouncements issued but not yet effective that are expected to have an impact on the Company’s consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in market conditions. Examples of market risk include changes in interest rates, foreign currency exchange rates, credit spreads and equity prices. We perform a sensitivity analysis to determine the effects of market risk exposures on our investment securities. Our sensitivity analysis for interest rates and credit spreads is generally calculated as a parallel shift in yield curve with all other factors remaining constant. This analysis is performed by determining the potential loss in future earnings, fair values or cash flows of market-risk-sensitive instruments resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates and equity prices.
Interest-Rate Risk
The primary market risk in our investment portfolio is interest-rate risk, namely the fair value sensitivity of a fixed-income security to changes in interest rates. We regularly analyze our exposure to interest-rate risk and have determined that the fair value of our interest-rate-sensitive investment assets is materially exposed to changes in interest rates.
We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. Excluding investments classified as assets held for sale as a result of the Radian Asset Assurance Stock Purchase Agreement, the carrying value of our investment portfolio at December 31, 2014 and 2013 was $3.6 billion and $3.4 billion, respectively, of which 95% at each year was invested in fixed-income securities. We calculate duration of our fixed-income securities, expressed in years, in order to estimate interest rate sensitivity of these securities. At December 31, 2014, a 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $116.4 million, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $124.0 million. At December 31, 2014, the average duration of the fixed-income portfolio was 3.5 years compared to 3.9 years at December 31, 2013, reflecting an increase in the percentage of short-term securities in the portfolio.
Foreign Exchange Rate Risk
As of December 31, 2014 and December 31, 2013 we did not hold any foreign currency denominated securities in our investment portfolio. Exchange gains and losses on foreign currency transactions from our foreign operations have not been material due to the limited amount of business performed in those locations. Currency risk is further limited because, in general, both the revenues and expenses of our foreign operations are denominated in the same functional currency, based on the country in which the operations occur.
Equity Market Price
At December 31, 2014, the market value and cost of the equity securities in our investment portfolio were $215.6 million and $143.9 million, respectively. Included in the market value and cost of our equity securities at December 31, 2014 is $72.3 million and $67.0 million, respectively, of securities classified as trading securities. At December 31, 2013, the market value and cost of the equity securities in our investment portfolio were $204.3 million and $147.5 million, respectively. Included in the market value and cost of our equity securities at December 31, 2013 is $75.1 million and $70.6 million, respectively, of securities classified as trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $21.6 million as of December 31, 2014.
Our results of operations include compensation expenses associated with cash-settled equity-based long-term incentive awards, primarily all of which were issued in 2011 and 2012 in the form of performance-based RSU awards that vest at the end of three-year performance periods. The awards granted in 2011 vested and were paid to grantees in June 2014. The compensation expense related to all of these awards is based on the estimated fair value of the liability, and is impacted by changes in our stock price and, to a lesser extent, other factors. The related liability is adjusted quarterly based on changes in our current stock price during the period and other factors that we utilize to estimate the ultimate payout of each award. For the years ended December 31, 2014 and 2013, changes in the estimated fair value of the liability for these equity-based long-term incentive awards were $16.1 million and $56.2 million, respectively, primarily due to changes in our stock price, which increased by $2.60 and $8.01, respectively, during the years ended December 31, 2014 and 2013. The year ended December 31, 2014 was also impacted by the payment of the 2011 awards in June 2014, at a stock price that was in excess of the price at December 31, 2013. The remaining variable cash-settled equity-based long-term incentive awards will vest in June 2015.

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
J. Franklin Hall
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To: The Board of Directors and Stockholders of Radian Group Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in common stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Radian Group Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Clayton Holdings LLC from its assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company in a purchase business combination during 2014. We have also excluded Clayton Holdings LLC from our audit of internal control over financial reporting. Clayton Holdings LLC is a wholly-owned subsidiary whose total assets and total revenues represent 4.9% and 7.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/PricewaterhouseCoopers LLP

Philadelphia, PA
March 2, 2015

Radian Group Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
($ in thousands, except share and per-share amounts)
ASSETS
Investments
Fixed-maturities held to maturity—at amortized cost (fair value $0 and $351)	$—	$358
Fixed-maturities available for sale—at fair value (amortized cost $528,660 and $35,511)	536,890	35,145
Equity securities available for sale—at fair value (cost $76,900 and $76,900)	143,368	129,161
Trading securities—at fair value	1,633,584	2,238,741
Short-term investments—at fair value	1,300,872	935,852
Other invested assets	14,585	22,421
Total investments	3,629,299	3,361,678
Cash	30,465	22,880
Restricted cash	14,031	22,527
Accounts and notes receivable	85,792	46,440
Deferred income taxes, net	700,201	17,902
Goodwill and other intangible assets, net	288,240	2,300
Other assets (Note 9)	375,491	379,903
Assets held for sale (Note 3)	1,736,444	1,768,061
Total assets	$6,859,963	$5,621,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$644,504	$567,072
Reserve for losses and loss adjustment expenses (“LAE”)	1,560,032	2,164,353
Long-term debt	1,209,926	930,072
Other liabilities	326,743	377,930
Liabilities held for sale (Note 3)	947,008	642,619
Total liabilities	4,688,213	4,682,046
Commitments and Contingencies (Note 17)
Equity component of currently redeemable convertible senior notes (Note 11)	74,690	—
Stockholders’ equity
Common stock: par value $.001 per share; 485,000,000 shares authorized at December 31, 2014 and 2013; 208,601,020 and 190,636,972 shares issued at December 31, 2014 and 2013, respectively; 191,053,530 and 173,099,515 shares outstanding at December 31, 2014 and 2013, respectively	209	191
Treasury stock, at cost: 17,547,490 and 17,537,457 shares at December 31, 2014 and 2013, respectively	(892,961)	(892,807)
Additional paid-in capital	2,531,513	2,347,104
Retained earnings (deficit)	406,814	(552,226)
Accumulated other comprehensive income (“AOCI”)	51,485	37,383
Total stockholders’ equity	2,097,060	939,645
Total liabilities and stockholders’ equity	$6,859,963	$5,621,691

See Notes to Consolidated Financial Statements.

Radian Group Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
($ in thousands, except per-share amounts)	2014	2013	2012
Revenues:
Premiums written—insurance:
Direct	$982,976	$1,033,323	$892,650
Assumed	(882)	(904)	(903)
Ceded	(56,913)	(81,421)	(85,442)
Net premiums written	925,181	950,998	806,305
(Increase) decrease in unearned premiums	(80,653)	(169,578)	(103,920)
Net premiums earned—insurance	844,528	781,420	702,385
Services revenue	76,693	—	—
Net investment income	65,655	68,121	72,679
Net gains (losses) on investments	83,869	(98,945)	114,282
Net (losses) gains on other financial instruments	(3,880)	(7,580)	7,802
Other income	5,820	6,890	5,595
Total revenues	1,072,685	749,906	902,743
Expenses:
Provision for losses	246,083	562,747	921,548
Policy acquisition costs	24,446	28,485	34,131
Direct cost of services	43,605	—	—
Other operating expenses	252,283	257,402	167,660
Interest expense	90,464	74,618	51,832
Amortization and impairment of intangible assets	8,648	—	—
Total expenses	665,529	923,252	1,175,171
Pretax income (loss) from continuing operations	407,156	(173,346)	(272,428)
Income tax benefit	(852,418)	(31,495)	(48,323)
Net income (loss) from continuing operations	1,259,574	(141,851)	(224,105)
Loss from discontinued operations, net of tax	(300,057)	(55,134)	(227,363)
Net income (loss)	$959,517	$(196,985)	$(451,468)

Net income (loss) per share:
Basic:
Net income (loss) from continuing operations	$6.83	$(0.85)	$(1.69)
Loss from discontinued operations	(1.63)	(0.33)	(1.72)
Net income (loss)	$5.20	$(1.18)	$(3.41)

Diluted:
Net income (loss) from continuing operations	$5.44	$(0.85)	$(1.69)
Loss from discontinued operations	(1.28)	(0.33)	(1.72)
Net income (loss)	$4.16	$(1.18)	$(3.41)

Weighted-average number of common shares outstanding—basic	184,551	166,366	132,533
Weighted-average number of common and common equivalent shares outstanding—diluted	233,902	166,366	132,533

Dividends per share	$0.01	$0.01	$0.01
See Notes to Consolidated Financial Statements.

Radian Group Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net income (loss)	$959,517	$(196,985)	$(451,468)
Other comprehensive income, net of tax (see Note 12):
Net foreign currency translation adjustments	(226)	—	(7)
Unrealized gains (losses) on investments:
Unrealized holding gains arising during the period	13,650	19,149	12,266
Less: Reclassification adjustment for net (losses) gains included in net income (loss)	(1,039)	656	6,918
Net unrealized gains on investments	14,689	18,493	5,348
Net unrealized (losses) gains on investments recorded as assets held for sale	(302)	2,597	(488)
Other comprehensive income, net of tax	14,161	21,090	4,853
Comprehensive income (loss)	$973,678	$(175,895)	$(446,615)

See Notes to Consolidated Financial Statements.

Radian Group Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCI	Total
BALANCE, JANUARY 1, 2012	$151	$(892,052)	$1,966,565	$96,227	$11,400	$1,182,291
Net loss	—	—	—	(451,468)	—	(451,468)
Net foreign currency translation adjustment, net of tax	—	—	—	—	(7)	(7)
Net unrealized gain on investments, net of tax	—	—	—	—	4,860	4,860
Repurchases of common stock under incentive plans	—	(42)	—	—	—	(42)
Issuance of common stock under benefit plans	—	—	489	—	—	489
Amortization of restricted stock	—	—	57	—	—	57
Net actuarial loss	—	—	—	—	(158)	(158)
Stock-based compensation expense, net	—	—	1,638	—	—	1,638
Dividends declared	—	—	(1,335)	—	—	(1,335)
BALANCE, DECEMBER 31, 2012	$151	$(892,094)	$1,967,414	$(355,241)	$16,095	$736,325
Net loss	—	—	—	(196,985)	—	(196,985)
Net unrealized gain on investments, net of tax	—	—	—	—	21,090	21,090
Repurchases of common stock under incentive plans	—	(713)	—	—	—	(713)
Issuance of common stock - stock offering	39	—	299,371	—	—	299,410
Issuance of common stock under incentive plans	1	—	62	—	—	63
Issuance of common stock under benefit plans	—	—	672	—	—	672
Issuance of convertible debt (See Note 11)	—	—	77,026	—	—	77,026
Amortization of restricted stock	—	—	21	—	—	21
Net actuarial gain	—	—	—	—	198	198
Stock-based compensation expense, net	—	—	4,170	—	—	4,170
Dividends declared	—	—	(1,632)	—	—	(1,632)
BALANCE, DECEMBER 31, 2013	$191	$(892,807)	$2,347,104	$(552,226)	$37,383	$939,645
Net income	—	—	—	959,517	—	959,517
Net foreign currency translation adjustment, net of tax	—	—	—	—	(226)	(226)
Net unrealized gain on investments, net of tax	—	—	—	—	14,387	14,387
Repurchases of common stock under incentive plans	—	(154)	—	—	—	(154)
Issuance of common stock - stock offering	18	—	247,170	—	—	247,188
Issuance of common stock under incentive plans	—	—	182	—	—	182
Issuance of common stock under benefit plans	—	—	959	—	—	959
Net actuarial loss	—	—	—	—	(59)	(59)
Stock-based compensation expense, net	—	—	12,176	—	—	12,176
Reclassification to equity component of currently redeemable convertible senior notes	—	—	(74,690)	—	—	(74,690)
Dividends declared	—	—	(1,388)	(477)	—	(1,865)
BALANCE, DECEMBER 31, 2014	$209	$(892,961)	$2,531,513	$406,814	$51,485	$2,097,060

See Notes to Consolidated Financial Statements.

Radian Group Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$959,517	$(196,985)	$(451,468)
Loss from discontinued operations, net of tax	300,057	55,134	227,363
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net (gains) losses on investments and other financial instruments recognized in earnings	(79,989)	105,890	(121,892)
Net payments related to derivative contracts and VIEs	(125)	(8,574)	(4,515)
Net cash received (paid) for commutations, terminations and recaptures	1,105	(254,667)	3,190
Deferred income tax (benefit) provision	(825,843)	(31,847)	7,817
Amortization and impairment of intangible assets	8,648	—	—
Depreciation and other amortization, net	57,301	69,726	53,257
Change in:
Unearned premiums	77,432	184,659	148,967
Deferred policy acquisition costs	17,738	8,736	13,617
Reinsurance recoverables	18,156	42,358	66,385
Reserve for losses and LAE	(604,906)	(664,588)	(164,439)
Other assets	(26,744)	16,764	(50,080)
Other liabilities	(55,592)	54,354	24,635
Net cash used in operating activities, continuing operations	(153,245)	(619,040)	(247,163)
Net cash provided by (used in) operating activities, discontinued operations	17,071	(45,897)	(263,337)
Net cash used in operating activities	(136,174)	(664,937)	(510,500)
Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	19,672	17,185	30,966
Proceeds from sales of equity securities available for sale	—	—	31,235
Proceeds from sales of trading securities	671,179	533,340	3,759,095
Proceeds from redemptions of fixed-maturity investments available for sale	4,985	538	5,815
Proceeds from redemptions of fixed-maturity investments held to maturity	350	325	2,076
Proceeds from redemptions of equity securities available for sale	—	10,503	—
Purchases of fixed-maturity investments available for sale	(519,166)	(21,432)	—
Purchases of trading securities	—	(259,897)	(3,877,633)
(Purchases) sales and redemptions of short-term investments, net	(364,855)	(363,446)	356,274
Sales of other assets, net	7,836	41,397	12,691
Purchases of property and equipment, net	(18,495)	(6,004)	(2,199)
Acquisitions, net of cash acquired	(295,977)	—	—
Net cash (used in) provided by investing activities, continuing operations	(494,471)	(47,491)	318,320
Net cash provided by investing activities, discontinued operations	156,839	107,790	342,753
Net cash (used in) provided by investing activities	(337,632)	60,299	661,073

Radian Group Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)	Year Ended December 31,
	2014	2013	2012
Cash flows from financing activities:
Dividends paid	(1,865)	(1,632)	(1,335)
Proceeds/payments related to issuance or exchange of debt, net	293,809	377,783	—
Redemption of long-term debt	(57,223)	(79,372)	(153,261)
Issuance of common stock	247,188	299,410	—
Excess tax benefits from stock-based awards	107	752	—
Net cash provided by (used in) financing activities, continuing operations	482,016	596,941	(154,596)
Net cash provided by (used in) financing activities, discontinued operations	—	—	—
Net cash provided by (used in) financing activities	482,016	596,941	(154,596)
Effect of exchange rate changes on cash	(68)	—	(11)
Increase (decrease) in cash	8,142	(7,697)	(4,034)
Cash, beginning of period	22,880	29,408	33,020
Change in cash of business held for sale	(557)	1,169	422
Cash, end of period	$30,465	$22,880	$29,408

Supplemental disclosures of cash flow information:
Income taxes (received) paid	$(4,312)	$4,436	$(32,820)
Interest paid	$50,702	$40,380	$38,378

See Notes to Consolidated Financial Statements.

Radian Group Inc.
Notes to Consolidated Financial Statements

1. Description of Business and Recent Developments
Business Overview
We provide mortgage and real estate products and services with a primary strategic focus on domestic, residential mortgage insurance on First-lien mortgage loans. We currently have two reportable business segments—mortgage insurance and MRES. On December 22, 2014, Radian Guaranty entered into the Radian Asset Assurance Stock Purchase Agreement to sell 100% of the issued and outstanding shares of Radian Asset Assurance, our financial guaranty insurance subsidiary, and as a result we have reclassified the operating results related to the pending disposition as discontinued operations for all periods presented in our consolidated statements of operations and no longer present a financial guaranty segment. Prior periods have been revised to conform to the current period presentation for these changes. See Note 3 for additional information related to discontinued operations.
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
Our mortgage insurance segment offers primary mortgage insurance coverage on residential First-liens. At December 31, 2014, primary insurance on First-liens represented approximately 96.6% of our $44.8 billion total direct RIF. At December 31, 2014, pool insurance represented approximately 3.2% of our total direct RIF. Additionally, in the past we offered other forms of credit enhancement on residential mortgage assets. These products included mortgage insurance on Second-liens and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as “non-traditional”). Our non-traditional RIF was $73.0 million as of December 31, 2014, representing less than 1% of our total direct RIF.
MRES
Our MRES segment provides services and solutions to the mortgage and real estate industries. Our MRES business is a leading provider of services and solutions to the mortgage and real estate industries, providing outsourced services, information-based analytics and specialty consulting for buyers and sellers of, and investors in, mortgage- and real estate-related loans and securities and other debt instruments. The primary services of our MRES business include:

•
Loan Review/Due Diligence—Loan-level due diligence for various asset classes and securitizations, with a primary focus on the mortgage and RMBS markets, utilizing skilled professionals and proprietary technology, with offerings focused on credit underwriting, regulatory compliance and collateral valuation;

•
Surveillance—Third-party performance oversight, risk management and consulting services, with offerings focused on RMBS surveillance, loan servicer oversight, loan-level servicing compliance reviews and operational reviews of mortgage servicers and originators;

•
Component Services—Outsourced solutions offered through Clayton’s subsidiary, Green River Capital, focused on the single family rental market, including valuations, property inspections, title reviews, lease reviews, tax lien reviews and due diligence reviews for single family rental properties;

•	REO Management—REO asset management services offered through Clayton’s subsidiary, Green River Capital, which include management of the entire REO disposition process for our clients; and

•	EuroRisk—Outsourced mortgage services in the United Kingdom and Europe, with offerings that include due diligence services, quality control reviews, valuation reviews and consulting services.
The results of Clayton’s operations, included in our financial statements from the June 30, 2014 date of acquisition, are reflected in our MRES segment. See “Item 7.—Recent Developments—Acquisition of Clayton.”

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

Financial Guaranty and Discontinued Operations
On December 22, 2014, Radian Guaranty entered into the Radian Asset Assurance Stock Purchase Agreement to sell Radian Asset Assurance to Assured, for a purchase price of approximately $810 million. After closing costs and other adjustments, we expect net proceeds of approximately $790 million. Radian expects to complete the sale of Radian Asset Assurance to Assured in the first half of 2015, subject to satisfaction of customary closing conditions including regulatory approvals.
The divestiture is part of Radian’s strategy to focus on the mortgage and real estate markets and to accelerate its ability to comply with the proposed PMIERs. The consummation of the transaction is expected to increase Radian Guaranty’s Available Assets, as required under the PMIERs, by the net proceeds of approximately $790 million, after closing costs and other adjustments. For additional information related to discontinued operations, see Note 3.
The business activities of Radian Asset Assurance primarily comprised our financial guaranty segment and, as a result, we have reclassified the operating results related to the pending disposition as discontinued operations for all periods presented in our consolidated statements of operations and no longer present a financial guaranty segment. Certain corporate income and expenses that were previously allocated to the financial guaranty segment but were not reclassified to discontinued operations, such as investment income, interest expense and corporate overhead expenses, have been reallocated to the mortgage insurance segment.
Acquisition of Clayton
On June 30, 2014, we acquired all of the outstanding equity interests of Clayton for a purchase price, including working capital adjustments, of approximately $312 million. The acquisition is consistent with Radian’s growth and diversification strategy to pursue opportunities to provide additional mortgage- and real estate-related products and services to the mortgage finance market.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

Historical results for Clayton for the periods prior to our acquisition were not material to our consolidated financial results for those periods.
We used a portion of the proceeds from our May 2014 issuance of equity and debt to fund this acquisition. See Note 11 for additional information related to our May 2014 issuance of debt. Acquisition-related costs of $6.5 million, which include costs such as advisory, legal, accounting, valuation and other professional or consulting fees, have been expensed as incurred and classified as other operating expenses.
BofA Settlement Agreement
On September 16, 2014, Radian Guaranty entered into the BofA Settlement Agreement in order to resolve actual and potential claims or disputes related to the parties’ respective rights and duties as to mortgage insurance coverage on the Subject Loans. The required consent of the GSEs to implement the BofA Settlement Agreement was received in December 2014, and implementation of the agreement for Subject Loans owned by the GSEs or held in portfolio by the Insureds commenced on February 1, 2015.
Approximately 12% of the Subject Loans were neither held in portfolio by the Insureds nor owned by the GSEs, and will require the consent of certain other investors for these loans to be included in the BofA Settlement Agreement except with respect to certain limited rights of cancellation. See Note 10 for additional information about the BofA Settlement Agreement.
Mortgage Insurance Capital Requirements
The FHFA, the GSEs and state insurance regulators impose various capital requirements on our insurance subsidiaries. These include financial requirements, such as Risk-to-capital, other risk-based capital measures and surplus requirements, that potentially may limit the amount of insurance that our insurance subsidiaries may write. The GSEs and our state insurance regulators also possess significant discretion with respect to our insurance subsidiaries.
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum ratio of statutory capital relative to the level of net RIF, or “Risk-to-capital.” The sixteen RBC States currently impose a Statutory RBC Requirement. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, a mortgage insurer must satisfy an MPP Requirement. The statutory capital requirements for the non-RBC States are de minimis (ranging from $1 million to $5 million); however, the insurance laws of these states generally grant broad supervisory powers to state agencies or officials to enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business. Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of that state, the mortgage insurer may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. In 2014 and 2013, the RBC States accounted for approximately 56.3% and 55.7%, respectively, of Radian Guaranty’s total primary NIW. Radian Guaranty’s Risk-to-capital as of December 31, 2014, after giving effect to a $100 million capital contribution from Radian Group in February 2015, had improved to 17.9 to 1 from 19.5 to 1 as of December 31, 2013. Radian Guaranty was in compliance with all other applicable Statutory RBC Requirements as of December 31, 2014.
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
The GSEs are in the process of revising their eligibility requirements for private mortgage insurers. As part of this process, the FHFA released proposed PMIERs for public comment on July 10, 2014. The PMIERs, when finalized and adopted, will establish the new requirements that will be imposed on private mortgage insurers, including Radian Guaranty, to remain eligible insurers of mortgage loans purchased by the GSEs. The proposed PMIERs include the PMIERs Financial Requirements, which are expected to replace the capital adequacy standards under the current GSE eligibility requirements. The proposed PMIERs Financial Requirements require a mortgage insurer’s Available Assets to meet or exceed Minimum Required Assets that are calculated based on RIF and a variety of measures designed to evaluate credit quality. Among other things, the proposed PMIERs exclude from Available Assets: (i) an amount equal to Unearned Premium Reserves; and (ii) certain subsidiary capital, including Radian Guaranty’s capital that is attributable to its ownership of Radian Asset Assurance.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

The public comment period for the proposed PMIERs ended on September 8, 2014. The FHFA is currently reviewing and considering input before adopting the final PMIERs. All aspects of the final PMIERs are expected to become effective 180 days after their final publication. It is anticipated that approved insurers who fail to meet the PMIERs Financial Requirements when they become effective would, at the discretion of the GSEs, be permitted to operate under a transition plan during an extended transition period of up to two years from the final publication date, and would continue to be eligible insurers during that period. We expect the final PMIERs to be published during the first half of 2015 and to be effective by December 31, 2015.
In order for Radian Guaranty to comply with the PMIERs Financial Requirements as proposed, we expect to contribute a substantial portion of our holding company cash and investments to Radian Guaranty, while maintaining a sufficient level of holding company cash and investments to carry out our business strategy, and also that we will be successful in: (1) completing the pending sale of Radian Asset Assurance to Assured pursuant to the Radian Asset Assurance Stock Purchase Agreement; and (2) leveraging other options such as commutations of existing risk or external reinsurance for a portion of our mortgage insurance RIF in a manner that provides capital relief and is compliant with the PMIERs. In the event we are unable to successfully execute these or similar transactions or strategies, or such transactions are not available on terms that are attractive to us, we may seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.
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
Capital Stock Issuance
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

2. Significant Accounting Policies
Basis of Presentation
Our consolidated financial statements are prepared in accordance with GAAP and include the accounts of all wholly-owned subsidiaries. Companies in which we, or one of our subsidiaries, exercise significant influence (generally ownership interests ranging from 20% to 50%), are accounted for in accordance with the equity method of accounting. Any VIEs for which we are the primary beneficiary are consolidated. All intercompany accounts and transactions, and intercompany profits and losses, have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

Held-For-Sale Classification
We report a business as held for sale when management is committed to a formal plan to sell the assets, the business is available for immediate sale and is being actively marketed at a price that is reasonable in relation to its fair value, an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, the sale is probable and expected to be completed within one year, and it is deemed unlikely that significant changes to the plan will be made or that the plan will be withdrawn. A business classified as held for sale is reflected at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the Consolidated Balance Sheets in the period in which the business is classified as held for sale. After a business is classified as held for sale, depreciation and amortization expense is not recognized on its assets.
Discontinued Operations
We report the results of operations of a business as discontinued operations if the business is classified as held for sale, the operations and cash flows of the business have been or will be eliminated from our ongoing operations as a result of a disposal transaction and we will not have any significant continuing involvement in the operations of the business after the disposal transaction. In the period in which the business meets the criteria of a discontinued operation, its results are reported in income or loss from discontinued operations in the Consolidated Statements of Operations for current and prior periods, and include any required adjustment of the carrying amount to its fair value less cost to sell. In addition, tax is allocated to continuing operations and discontinued operations. The amount of tax allocated to discontinued operations is the difference between the tax originally allocated to continuing operations and the tax allocated to the restated amount of income from continuing operations in each period.
Reserve for Losses and LAE
We establish reserves to provide for losses and LAE and the estimated costs of settling claims in our mortgage insurance segment in accordance with the accounting standard regarding accounting and reporting by insurance enterprises. Although this standard specifically excludes mortgage insurance from its guidance relating to the reserve for losses, we establish reserves for mortgage insurance as described below, using the guidance contained in this standard supplemented with other accounting guidance, due to the lack of specific guidance for mortgage insurance.
Estimating our mortgage insurance loss reserves involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of each potential loss, including an estimate of the number of defaulted loans that will be successfully rescinded or denied. The models, assumptions and estimates we use to establish loss reserves may prove to be inaccurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty. As such, we cannot be certain that our reserve estimate will be adequate to cover ultimate losses on incurred defaults.
Commutations and other negotiated terminations of our insured risks in our mortgage insurance segment provide us with an opportunity to exit exposures for an agreed upon payment, or payments, sometimes at an amount less than the previously estimated ultimate liability. Once all exposures relating to such policies are extinguished, all reserves for losses and LAE and other balances relating to the insured policies are generally reversed, with any remaining net gain or loss typically recorded through provision for losses. We take into consideration the specific contractual and economic terms for each individual agreement when accounting for our commutations or other negotiated terminations, which may result in differences in the accounting for these transactions.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

Mortgage Insurance
In the mortgage insurance segment, the default and claim cycle begins with the receipt of a default notice from the servicer. Reserves for losses are established upon receipt of notification from servicers that a borrower has missed two monthly payments, which is when we consider a loan to be in default for financial statement and internal tracking purposes. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We maintain an extensive database of claim payment history and use models based on a variety of loan characteristics to determine the likelihood that a default will reach claim status. During 2014, we continued to refine our loss reserving techniques and developed additional segmentations, primarily based on a loan’s Time in Default and its current Stage of Default, in assessing the likelihood that a default will result in a claim. Previously, we gave greater weight to other loan characteristics, including the status of the loan as reported by its servicer, as defined by the number of missed payments, and the type of loan product. Our process includes forecasting the impact of our loss mitigation efforts in protecting us against fraud, underwriting negligence, breach of representation and warranties, inadequate documentation of submitted claims and other items that may give rise to insurance rescissions or cancellations and claim denials, to help determine the Default to Claim Rate. Lastly, we project the Claim Severity, which is also impacted by Loss Mitigation Activity associated with claim curtailments due to servicer noncompliance with our insurance policies and servicing guidelines. When there is a claim under primary mortgage insurance, the coverage percentage is applied to the claim amount, which consists of the unpaid loan principal, plus past due interest (for which our liability is contractually capped in accordance with the terms of our Master Policies) and certain expenses associated with the default, to determine our maximum liability. Based on these estimates, we arrive at our estimate of loss reserves as of that time.
With respect to loans that are in default, considerable judgment is exercised as to the adequacy of reserve levels. Loss reserves are generally increased as defaulted loans age, because historically, as defaulted loans age, they have been more likely to result in foreclosure, and therefore, have been more likely to result in a claim payment. In the past, as the number of missed payments increased, there was generally more certainty regarding these estimates. However, following the financial crisis we experienced significant delays in foreclosures. As a result, significant uncertainty remains with respect to the ultimate resolution of aged defaults. This uncertainty requires management to use considerable judgment in estimating the rate at which these loans will result in claims. Once a default is considered to have reached Foreclosure Stage, the likelihood that the default will reach claim status increases. Once a claim is submitted, reserves are further increased to reflect the fact that the default has moved closer to resulting in a claim payment. If a default cures, the reserve for that loan is removed from the reserve for losses and LAE.
We also establish reserves for defaults that we estimate have been incurred but have not been reported (“IBNR”) to us on a timely basis by the servicer, as well as for previously rescinded policies and denied claims that we estimate will be reinstated and subsequently paid. We generally give the policyholder up to 90 days to challenge our decision to rescind coverage before we consider a policy to be rescinded and remove it from our defaulted inventory; therefore, we currently expect only a limited percentage of policies that were rescinded to be reinstated. We currently expect a significant percentage of claims that were denied to be resubmitted as a perfected claim and ultimately paid. Most often, a claim denial is the result of a servicer’s inability to provide the loan origination file or other servicing documents for review. Under the terms of our Master Policies with our lending customers, our policyholders have up to one year after the acquisition of borrower’s title to provide to us the necessary documents to perfect a claim. All estimates are periodically reviewed and adjustments are made as they become necessary.
We do not establish reserves for loans that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a “second loss position” (i.e., we are not required to make a payment until a certain aggregate amount of losses have already been recognized on a given group of loans), we initially calculate the reserve for defaulted loans in the transaction as if there were no deductible. If the existing deductible for a given Structured Transaction is greater than the aggregate reserve amount for the defaults contained within the transaction, we do not establish a reserve for the defaults, or if appropriate, we record a partial reserve. We do not establish loss reserves for expected future claims on insured mortgages that are not in default. See “—Reserve for PDR” below for an exception to this general principle.

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
Since 2009, we have experienced an elevated level of insurance rescissions and claim denials for various reasons, including, without limitation, underwriting negligence, fraudulent applications and appraisals, breach of representations and warranties and inadequate documentation, primarily related to our Legacy Portfolio. Although we expect the amount of estimated rescissions and denials embedded within our reserve analysis to remain elevated as compared to levels before 2009, we expect them to continue to decrease over time, as the defaults related to our Legacy Portfolio decline as a proportion of our total default portfolio and as we realize the results through actual rescissions and denials, or the commutations of insured loans. In addition, with respect to claims decisions on the population of Future Legacy Loans covered under the BofA Settlement Agreement, Radian Guaranty has agreed, subject to certain limited exceptions and conditions, that it will not effect any coverage rescissions, claim denials or curtailments. See Note 10 of Notes to Consolidated Financial Statements for additional information about the BofA Settlement Agreement.
After estimating the Default to Claim Rate, we estimate the severity of each product type, type of insurance and state grouping based on the average of recently observed severity rates. These average severity estimates are then applied to individual loan coverage amounts to determine reserves. Senior management regularly reviews the modeled frequency, rescission, denial and severity estimates, which are based on historical trends as described above. If recent emerging or projected trends differ significantly from the historical trends used to develop the modeled estimates, management evaluates these trends in determining how they should be considered in its reserve estimates.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our insurance policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. Since 2011, claim curtailments have increased both in frequency and in size, which has contributed to a reduction in the severity of our claim payments during this period. While we cannot give assurance regarding the extent or level at which such claim curtailments will continue, we expect the level of claim curtailments to remain elevated compared to historical levels (excluding claims processed in accordance with the BofA Settlement Agreement), in light of well publicized issues in the servicing industry and our existing Legacy Portfolio of aged defaults.
The elevated levels of our Loss Mitigation Activities have led to an increased risk of litigation. Our Master Policies specify the time period during which a suit or action arising from any right of the insured under the policy must be commenced. We continue to face a significant number of challenges from certain lender customers regarding our Loss Mitigation Activities, which have resulted in some reversals of our decisions regarding rescissions, denials and curtailments. Although we believe that our Loss Mitigation Activities are justified under our policies, if we are not successful in defending these actions in any potential legal or other proceedings, including negotiated settlements, we may need to reassume the risk on, and increase loss reserves for, those policies or pay additional claims. The assumptions embedded in our estimated Default to Claim Rate on our in-force default inventory include an adjustment to our estimated rescission and denial rate, to account for the fact that we expect a certain number of policies to be reinstated and ultimately to be paid, as a result of valid challenges by such policy holders. As discussed above, we also establish reserves for IBNR defaults related to previously rescinded policies and denied or curtailed claims, which we believe are likely to be reinstated (in the case of previously rescinded policies) or resubmitted and paid (in the case of previously denied claims).
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

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
Reserve for PDR
Insurance enterprises are required to establish a PDR if the net present value of the expected future losses and expenses for a particular product line exceeds the net present value of expected future premiums and existing reserves for that product line. We reassess our expectations for premiums, losses and expenses for our mortgage insurance business at least quarterly and update our premium deficiency analyses accordingly. Expected future expenses include consideration of maintenance costs associated with maintaining records relating to insurance contracts and with the processing of premium collections. We also consider investment income in the premium deficiency calculation through the use of our pre-tax investment yield to discount certain cash flows for this analysis.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

Available for sale securities, trading securities, and certain other assets are recorded at fair value as described in Note 5. All changes in fair value of trading securities and certain other assets are included in our consolidated statements of operations. All changes in the fair value of available for sale securities are recorded in AOCI.
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
Effective January 1, 2012, we adopted the FASB update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance contracts on a prospective basis. This update redefines acquisition costs as incremental costs that are related directly to the successful acquisition of new or renewal insurance contracts. Previously, acquisition costs were defined as costs that vary with and are primarily related to the acquisition of insurance contracts. The effect of this revised definition of acquisition costs has resulted in the recognition of additional expenses in our mortgage insurance business when incurred, rather than being deferred to subsequent periods. There was no change to the amortization requirements due to this update. The implementation of this new guidance significantly reduced the amount of our deferral of policy acquisition costs associated with acquiring mortgage insurance contracts. However, the lower amount of acquisition costs deferred will be offset by reduced amortization expense in subsequent periods. While the timing of the recognition of certain costs in our results of operations has changed as a result of the adoption of this update, there is no effect on the total acquisition costs recognized over time or on our cash flows. Amounts deferred as acquisition costs for 2014 and 2013 reflect a reduction for ceding commissions written on risk ceded under the QSR Reinsurance Transactions (as defined in Note 8). We amortized $24.4 million, $28.5 million and $34.1 million of deferred policy acquisition costs in our mortgage insurance business in 2014, 2013 and 2012, respectively.
Revenue Recognition-Services Revenue
Services revenue is recognized when pervasive evidence of an arrangement exists, the service has been performed, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured.
The MRES segment derives most of its revenue from professional service activities. A portion of these activities are provided under “time-and-materials” billing arrangements. Services revenue consisting of billed fees and pass-through expenses is recorded as work is performed and expenses are incurred. Services revenue also includes expenses billed to clients, which includes travel and other out-of-pocket expenses, and other reimbursable expenses.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

The MRES segment also derives revenue from REO management activities, and is generally paid a fixed fee or a percentage of the sale proceeds upon the sale of a property. Services revenue is recognized when the sale of a property closes and the client has confirmed receipt of the sale proceeds from a buyer. In certain instances, fees are received at the time that an asset is assigned to Radian for REO management. These fees are recorded as deferred revenue and are recognized on a straight-line basis over the average period of time required to sell an asset and complete the earnings process.
The MRES segment also provides certain services under multiple element arrangements, including valuations, title reviews and tax lien reviews. Contracts for these services include provisions requiring the client to pay a per unit price for services that have been performed if the client cancels the contract. Each service qualifies as a separate unit of accounting on a per unit basis, and we recognize revenue as each individual service is performed.
We do not recognize revenue or expense related to amounts advanced by us and subsequently reimbursed by clients for maintenance or repairs of REO properties because we are not the primary obligor and we have minimal credit risk. We record an expense if an advance is made that is not in accordance with a client contract and the client is not obligated to reimburse us.
Direct Cost of Services
Direct cost of services consists primarily of employee compensation and related payroll benefits, the cost of billable labor assigned to revenue-generating activities, as well as corresponding travel and related expenses incurred in providing such services to clients. Direct cost of services also includes costs paid to outside vendors, including real estate agents that provide valuation and related services. Direct cost of services does not include an allocation of overhead costs.
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
We are required to establish a valuation allowance against our DTA when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance. Our assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our DTA will be realized in future periods. The primary negative evidence that we have considered has been our cumulative losses in recent years. We also consider positive evidence when assessing the need for a valuation allowance, such as future reversals of existing taxable temporary differences, future projections of taxable income, taxable income within the applicable carryback and carryforward periods, and potential tax planning strategies. The recognition of our DTA ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. In assessing our need for a valuation allowance, the weight assigned to the effect of both negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. As of December 31, 2014, after analyzing all positive and negative evidence available, we believe there is significant positive, objectively verifiable evidence that outweighs all negative evidence and supports a conclusion that it is more-likely-than-not that substantially all of the Company’s DTAs will be realized.
Our provision for income taxes for interim financial periods is based on an estimate of our annual effective tax rate for the full year of 2014. When estimating our full year 2014 effective tax rate, we adjust our forecasted pre-tax income for gains and losses on our derivative transactions and investments, changes in the accounting for uncertainty in income taxes, changes in our beginning of year valuation allowance, and other adjustments. The impact of these items is accounted for discretely at the federal applicable tax rate. During 2012 and 2013, given the impact on our pre-tax results of net gains or losses resulting from our derivative transactions and our investment portfolio, and the continued uncertainty regarding our ability to rely on certain short-term financial projections, which directly affected our ability to estimate an effective tax rate for the full year, we recorded our interim period income tax provision (benefit) based on actual results of operations.
Foreign Currency Revaluation/Translation
Assets and liabilities denominated in foreign currencies are revalued or translated at year-end exchange rates. Operating results are translated at average rates of exchange prevailing during the year. Unrealized gains and losses, net of deferred taxes, resulting from translation are included in AOCI in stockholders’ equity. Realized gains and losses resulting from transactions in foreign currency are recorded in our statements of operations.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

Cash and Restricted Cash
Included in our restricted cash balances as of December 31, 2014 were: (1) funds for a mortgage insurance reserve policy held in escrow for any future duties, rights and liabilities; (2) funds held as collateral under our insurance trust agreements related to health care benefits; and (3) funds held in trust for the benefit of certain policyholders.
Within our consolidated statements of cash flows, we classify cash receipts and cash payments related to items measured at fair value according to their nature and purpose. Because our trading activity relates to overall strategic initiatives and is not trading related, it is recorded as cash flows from investing activities. While our securities trading activity was significant in 2012, this activity was primarily a result of strategic repositioning of the portfolio in order to: (1) shorten duration for liquidity purposes; and (2) increase our allocation to taxable bonds to maximize our after-tax yields.
Investments
We group assets in our investment portfolio into one of three main categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investments in securities not classified as held to maturity or trading securities are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as AOCI. Investments classified as trading securities are reported at fair value, with unrealized gains and losses reported as a separate component of income. Short-term investments consist of money market instruments, certificates of deposit and highly liquid, interest-bearing instruments with an original maturity of three months or less at the time of purchase. Amortization of premium and accretion of discount are calculated principally using the interest method over the term of the investment. Realized gains and losses on investments are recognized using the specific identification method. See Notes 5 and 6 for further discussion on the fair value of investments.
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
Accounts and Notes Receivable
Accounts and notes receivable primarily consist of accrued premiums receivable due from our mortgage insurance customers, amounts due from our MRES customers for services our MRES segment has performed, and the profit commission receivable related to the Initial QSR Transaction. See Note 8 for details. Accounts and notes receivable are carried at their estimated collectible amounts, net of any allowance for doubtful accounts, and are periodically evaluated for collectability based on past payment history and current economic conditions.
Company-Owned Life Insurance (“COLI”)
We are the beneficiary of insurance policies on the lives of certain of our current and past officers and employees. We have recognized the amount that could be realized upon surrender of the insurance policies in other assets in our consolidated balance sheets. At December 31, 2014 and 2013, the cash surrender value of company-owned life insurance totaled $80.8 million and $78.4 million, respectively.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

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
Intangible assets, other than goodwill, primarily consist of Clayton’s client relationships, technology, trade name and trademarks, client backlog and non-competition agreements. Client relationships represent the value of the specifically acquired customer relationships and are valued using the excess earnings approach using estimated client revenues, attrition rates, implied royalty rates and discount rates. The excess earnings approach estimates the present value of expected earnings in excess of a traditional return on business assets. Technology represents proprietary software used for loan review and due diligence, managing the REO disposition process and performing surveillance of mortgage loan servicers. Trade name and trademarks reflect the value inherent in the recognition of the “Clayton” name and its reputation. For purposes of our intangible assets, we use the term client backlog to refer to the estimated present value of fees to be earned for services performed on loans currently under surveillance or REO assets under management. The value of a non-competition agreement is an appraisal of potential lost revenues that would arise from an individual leaving to work for a competitor or initiating a competing enterprise. For financial reporting purposes, intangible assets with finite lives are amortized over their applicable estimated useful lives in a manner that approximates the pattern of expected economic benefit from each intangible asset.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

In February 2013, the FASB issued an update to the accounting standard regarding comprehensive income, requiring additional information to be presented on the face of the financial statements or as separate disclosures. This update requires an entity to present the changes in each component of accumulated other comprehensive income. An entity is required to present certain amounts reclassified out of accumulated other comprehensive income to their respective line items in net income, by component. Other reclassifications out of accumulated other comprehensive income are required to be cross-referenced to existing disclosures. We adopted this update effective January 1, 2013. In Note 12 we have presented the changes in the balances for each component of accumulated other comprehensive income as well as current period reclassifications out of accumulated other comprehensive income. This update impacted disclosures only and did not affect our consolidated financial position, earnings or cash flows.
In April 2014, the FASB issued an update to the accounting standard for reporting discontinued operations and disclosures of disposals of components of an entity. This update changes the requirements for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents (or would represent) a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (b) the component of an entity or group of components of an entity is disposed of by sale; or, (c) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). The amendments in this update require expanded disclosures about discontinued operations. The provisions of this update are effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We did not elect early adoption of this update for the pending disposition of Radian Asset Assurance. The significance of this guidance for the Company is dependent on any future dispositions or disposals.
In May 2014, the FASB issued an update to the accounting standard regarding revenue recognition. This update is intended to provide a consistent approach in recognizing revenue. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. While this update is not expected to change revenue recognition principles related to our insurance products, this update may be applicable to revenues from our new MRES segment, which has been included in our consolidated statements of operations beginning with the third quarter of 2014. The provisions of this update are effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of this update, if any.

3. Discontinued Operations
On December 22, 2014, Radian Guaranty entered into the Radian Asset Assurance Stock Purchase Agreement to sell 100% of the issued and outstanding shares of Radian Asset Assurance, Radian’s financial guaranty insurance subsidiary, to Assured, for a purchase price of approximately $810 million, subject to certain adjustments. The purchase price is payable in cash on the closing date. Radian expects to complete the sale of Radian Asset Assurance to Assured in the first half of 2015, subject to satisfaction of customary closing conditions including regulatory approvals.
The divestiture is part of Radian’s strategy to focus its business toward the mortgage and real estate markets and to accelerate its ability to comply with the proposed PMIERs. The consummation of the transaction is expected to increase Radian Guaranty’s Available Assets, as required under the PMIERs, by the net proceeds of approximately $790 million. See Note 1 for additional information regarding the PMIERs.
Based upon the applicable terms of the Radian Asset Assurance Stock Purchase Agreement, we determined that Radian Asset Assurance met the criteria for held for sale and discontinued operations accounting at December 31, 2014. As a result, we recognized an approximate $468 million pre-tax impairment charge for the year ended December 31, 2014, which is reported in loss from discontinued operations in the Consolidated Statements of Operations and in other liabilities in the table below summarizing the major components of assets and liabilities held for sale on the Consolidated Balance Sheets. We have reclassified the related operating results as discontinued operations for all periods presented in our consolidated statements of operations. No general corporate overhead or interest expense was allocated to discontinued operations.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

Previously, Radian Asset Assurance comprised substantially all of the financial guaranty segment. Radian Asset Assurance provides direct insurance and reinsurance on credit-based risks. As a result, the assets and liabilities associated with the discontinued operations have historically been a source of significant volatility to Radian’s results of operations, due to various factors including fluctuations in fair value and credit risk.
Although closing under the Radian Asset Stock Purchase Agreement is subject to conditions, the purchase price is not subject to adjustment based on Radian Asset Assurance’s results of operations, changes in valuation or market conditions occurring after December 31, 2014 through the closing date. Therefore, assuming satisfaction of the closing conditions, which we expect will be satisfied, the financial results of Radian Asset Assurance are not expected to have an impact on Radian’s financial condition or results of operations after December 31, 2014 and therefore, significant estimates associated with Radian Asset Assurance’s assets and liabilities are not subject to risks and uncertainties that could materially affect amounts reported in our financial statements in future periods.
Summarized financial information regarding discontinued operations is provided in the tables below.
The loss from discontinued operations consisted of the following components for the periods indicated:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net premiums earned	$37,194	$49,474	$36,598
Net investment income	35,633	39,966	41,657
Net gains (losses) on investments	51,409	(50,775)	70,606
Impairment losses on investments	—	(3)	(3)
Change in fair value of derivative instruments	130,617	(32,406)	(143,834)
Net gains (losses) on other financial instruments	3,903	2,845	(90,071)
Gain on sale of affiliate	—	—	7,708
Other income	88	(20)	2
Total revenues	258,844	9,081	(77,337)

Provision for losses	2,853	2,486	37,664
Policy acquisition costs	6,340	13,178	27,745
Other operating expense	23,726	27,127	29,010
Total expenses	32,919	42,791	94,419

Equity in net (loss) income of affiliates	(13)	1	(13)
Income (loss) from operations of businesses held for sale	225,912	(33,709)	(171,769)
Loss on classification as held for sale	(467,527)	—	—
Income tax provision	58,442	21,425	55,594
Loss from discontinued operations, net of tax	$(300,057)	$(55,134)	$(227,363)

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

The assets and liabilities associated with the discontinued operations have been segregated in the consolidated balance sheets. The following table summarizes the major components of Radian Asset Assurance’s assets and liabilities held for sale on the Consolidated Balance Sheets as of December 31, 2014 and 2013:

	December 31,
(In thousands)	2014	2013
Fixed-maturity investments	$224,552	$85,408
Equity securities	3,749	—
Trading securities	689,887	884,696
Short-term investments	435,413	493,376
Other invested assets	108,206	106,000
Other assets	274,637	198,581
Total assets held for sale	$1,736,444	$1,768,061

Unearned premiums	$158,921	$201,798
Reserve for losses and LAE	31,558	21,069
VIE debt	85,016	91,800
Derivative liabilities	183,370	307,185
Other liabilities	488,143	20,767
Total liabilities held for sale	$947,008	$642,619
The following table provides highlights of financial guaranty derivative contracts as of the dates indicated:

	December 31,
($ in thousands)	2014	2013
Number of contracts	74	93
Par/notional amount	$8,755,457	$12,269,421
Total net liability	$159,335	$290,543
The following table provides financial guaranty gross and net claim liability details by internal surveillance category as of December 31, 2014:

($ in thousands)	Number of Policies	Remaining weighted-average contract period (years)	Gross Claim Liability	Gross Potential Recoveries	Net Claim Liability (Asset) (1)
Performing	5	21	$1	$—	$—
Special Mention	166	15	14,803	1,733	4,540
Intensified Surveillance	85	18	219,594	269,442	37,328
Case Reserves	91	19	35,467	47,000	(12,302)
Total	347	17	$269,865	$318,175	$29,566
________________
(1)    Net of discount and unearned premium reserves.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

The following is a brief description of each of the surveillance categories listed above:
Performing-Performing credits generally have investment grade internal ratings, denoting nominal to moderate credit risk.
Special mention-This category includes insured transactions that are rated no more than two rating levels below investment grade. Although these insured transactions typically are not performing as expected, we have determined that such transactions are not expected to have severe, prolonged stress and we do not believe that claim payments are imminent.
Intensified Surveillance-This category includes transactions in financial guaranty’s insured portfolio that are rated below investment grade and indicate a severe and often permanent adverse change in the transaction’s credit profile. Transactions in this category are still performing, meaning they have not yet defaulted on a payment, but our risk management department has determined that there is a substantial likelihood of default.
Case Reserves-This category consists of insured transactions where a payment default on the insured obligation has occurred.

4. Segment Reporting
We currently have two strategic business units that we manage separately—mortgage insurance and, effective with the June 30, 2014 acquisition of Clayton, MRES. As a result of the Radian Asset Assurance Stock Purchase Agreement to sell 100% of the issued and outstanding shares of Radian Asset Assurance, we have reclassified the operating results related to the pending disposition as discontinued operations for all periods presented in our consolidated statements of operations and no longer present a financial guaranty segment. Certain corporate income and expenses that were previously allocated to the financial guaranty segment but were not reclassified to discontinued operations, such as investment income, interest expense and corporate overhead expenses, have been reallocated to the mortgage insurance segment. Prior periods have been revised to conform to the current period presentation for these changes. See Note 3 for additional information related to discontinued operations.
In addition to amounts previously allocated to the financial guaranty segment, we allocate corporate expenses to our mortgage insurance segment based on an allocated percentage of time spent on the mortgage insurance segment. In addition, we have allocated all corporate cash and investments to our mortgage insurance segment, as well as all interest expense other than the expense related to the Senior Notes due 2019.
We allocate to our MRES segment: (i) corporate expenses based on an allocated percentage of time spent on the MRES segment; and (ii) as noted above, all interest expense related to the Senior Notes due 2019 as the issuance proceeds funded our acquisition of Clayton. No corporate cash or investments are allocated to the MRES segment. Because the Clayton acquisition occurred on June 30, 2014, we have included its results of operations from the date of acquisition. Inter-segment activities are recorded at market rates for segment reporting and eliminated in consolidation.
Effective with the fourth quarter of 2014, the MRES business undertook the management responsibilities of certain additional loan servicer surveillance functions previously considered part of the mortgage insurance segment. As a result, these activities are now reported in the MRES segment for all periods presented.
Adjusted Pretax Operating Income (Loss)
Our senior management, including our Chief Executive Officer (our chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of Radian’s business segments and to allocate resources to the segments. Adjusted pretax operating income (loss) is defined as pretax income (loss) from continuing operations excluding the effects of net gains (losses) on investments and other financial instruments, acquisition-related expenses, amortization and impairment of intangible assets and net impairment losses recognized in earnings. It also excludes gains and losses related to changes in fair value estimates on insured credit derivatives and instead includes the impact of changes in the present value of expected insurance claims and recoveries on insured credit derivatives, based on our ongoing insurance loss monitoring. Management’s use of this measure as its primary measure to evaluate segment performance began with the quarter ended March 31, 2014. Accordingly, for comparison purposes, we also present the applicable measures from the corresponding periods of 2013 and 2012 on a basis consistent with the current year presentation.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

Although adjusted pretax operating income (loss) excludes certain items that have occurred in the past and are expected to occur in the future, the excluded items represent those that are: (1) not viewed as part of the operating performance of our primary activities; or (2) not expected to result in an economic impact equal to the amount reflected in pretax income (loss) from continuing operations. These adjustments, along with the reasons for their treatment, are described below.

(1)
Change in fair value of derivative instruments. Gains and losses related to changes in the fair value of insured credit derivatives are subject to significant fluctuation based on changes in interest rates, credit spreads, credit ratings and other market, asset-class and transaction-specific conditions and factors that may be unrelated or only indirectly related to our obligation to pay future claims. With the exception of the estimated present value of net credit (losses) recoveries incurred discussed in item 2 below, we believe these gains and losses will reverse over time and consequently these changes are not expected to result in economic gains or losses. Therefore, these gains and losses are excluded from our calculation of adjusted pretax operating income (loss).

(2)
Estimated present value of net credit (losses) recoveries incurred. The change in present value of insurance claims we expect to pay or recover on insured credit derivatives represents the amount of the change in credit derivatives from item 1 above, that we expect to result in an economic loss or recovery based on our ongoing loss monitoring analytics. Therefore, this item is expected to have an economic impact and is included in our calculation of adjusted pretax operating income (loss). Also included in this item is the change in expected economic loss or recovery associated with our consolidated VIEs.

(3)
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

(4)
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

(5)
Amortization and impairment of intangible assets. Amortization of intangible assets represents the periodic expense required to amortize the cost of intangible assets over their estimated useful lives. Intangible assets with an indefinite useful life are also periodically reviewed for potential impairment and impairment adjustments are made whenever appropriate. These charges are not viewed as part of the operating performance of our primary activities and therefore are excluded from our calculation of adjusted pretax operating income (loss).

(6)
Net impairment losses recognized in earnings. The recognition of net impairment losses on investments can vary significantly in both size and timing, depending on market credit cycles. We do not view these impairment losses to be indicative of our fundamental operating activities. Therefore, whenever these losses occur, we exclude them from our calculation of adjusted pretax operating income (loss).

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

Summarized financial information concerning our operating segments, as of and for the periods indicated, is as follows:

	December 31, 2014
(In thousands)	Mortgage Insurance	MRES (1)	Total
Net premiums written—insurance	$925,181	$—	$925,181
Increase in unearned premiums	(80,653)	—	(80,653)
Net premiums earned—insurance	844,528	—	844,528
Services revenue (2)	—	76,709	76,709
Net investment income (3)	65,655	—	65,655
Other income (3)	5,321	1,265	6,586
Total	915,504	77,974	993,478	(4)

Provision for losses (5)	246,865	—	246,865
Estimated present value of net credit recoveries incurred	113	—	113
Policy acquisition costs	24,446	—	24,446
Direct cost of services	—	43,605	43,605
Other operating expenses (3) (6)	225,544	20,059	245,603
Interest expense (3)	81,600	8,864	90,464
Total	578,568	72,528	651,096

Adjusted pretax operating income	$336,936	$5,446	$342,382

Cash and investments	$3,649,582	$10,182	$3,659,764
Restricted cash	11,508	2,523	14,031
Deferred policy acquisition costs	12,003	—	12,003
Goodwill	—	191,932	191,932
Other intangible assets, net	137	96,171	96,308
Assets held for sale (7)	—	—	1,736,444
Total assets	4,786,641	336,878	6,859,963
Unearned premiums	644,504	—	644,504
Reserve for losses and LAE	1,560,032	—	1,560,032

NIW (in millions)	$37,349
________________

(1)	Includes the acquisition of Clayton, effective June 30, 2014.

(2)	Includes a de minimis amount of inter-segment revenues in the MRES segment.

(3)
Includes corporate income and expenses that have been reallocated to the mortgage insurance segment that were previously allocated to the financial guaranty segment, but were not reclassified to discontinued operations. These items include net investment income of $4.8 million, other income of $0.3 million, interest expense of $53.3 million and corporate overhead expenses of $13.5 million for the year ended December 31, 2014.

(4)
Excludes the following revenue items not included in adjusted pretax operating income: (a) net gains on investments of $83.9 million; and (b) net losses on other financial instruments of $3.9 million. Includes inter-segment revenues of $0.8 million in the MRES segment.

(5)	Includes inter-segment expenses of $0.8 million in the mortgage insurance segment.

(6)	Excludes $6.7 million of acquisition-related expenses not included in segment other operating expenses.

(7)	Assets held for sale are not part of the mortgage insurance or MRES segments.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

	Mortgage Insurance
	December 31,
(In thousands)	2013	2012
Net premiums written—insurance	$950,998	$806,305
Increase in unearned premiums	(169,578)	(103,920)
Net premiums earned—insurance	781,420	702,385
Net investment income (1)	68,121	72,679
Other income (2) (3)	6,255	5,787
Total (4)	855,796	780,851

Provision for losses	562,747	921,548
Estimated present value of net credit (recoveries) losses incurred	(21)	933
Policy acquisition costs	28,485	34,131
Other operating expenses (5)	257,402	167,660
Interest expense (6)	74,618	51,832
Total	923,231	1,176,104

Adjusted pretax operating loss	$(67,435)	$(395,253)

Cash and investments	$3,384,558	$3,447,201
Restricted cash	22,527	24,225
Deferred policy acquisition costs	29,741	38,478
Total assets (7)	3,853,630	3,937,588
Unearned premiums	567,072	382,413
Reserve for losses and LAE	2,164,353	3,083,608

NIW (in millions)	$47,255	$37,061
________________

(1)	Net investment income of $6.5 million and $9.5 million has been reallocated to the mortgage insurance segment for the years ended December 31, 2013 and 2012, respectively.

(2)	Other income of $0.2 million has been reallocated to the mortgage insurance segment for each of the years ended December 31, 2013 and 2012.

(3)	Does not include change in fair value of derivative instruments of $0.6 million and ($0.2) million for the years ended December 31, 2013 and 2012, respectively.

(4)
For the year ended December 31, 2013, excludes the following revenue items not included in adjusted pretax operating loss: (a) net losses on investments of $98.9 million; (b) net losses on other financial instruments of $7.6 million; and (c) change in fair value of derivative instruments of $0.6 million. For the year ended December 31, 2012, excludes the following revenue items not included in adjusted pretax operating loss: (a) net gains on investments of $114.3 million;(b) net losses on other financial instruments of $7.8 million; and (c) change in fair value of derivative instruments of ($0.2) million.

(5)	Corporate overhead expenses of $20.5 million and $15.2 million have been reallocated to the mortgage insurance segment for the years ended December 31, 2013 and 2012, respectively.

(6)	Interest expense of $56.6 million and $44.4 million has been reallocated to the mortgage insurance segment for the years ended December 31, 2013 and 2012, respectively.

(7)	Does not include assets held for sale of $1.8 billion and $2.0 billion for the years ended December 31, 2013 and 2012, respectively, which are not a part of the mortgage insurance segment.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

Certain corporate income and expenses have been reallocated to the mortgage insurance segment as listed above in notes (1) through (4) to the table. These amounts represent items that were previously allocated to the financial guaranty segment but were not reclassified to discontinued operations.
The reconciliation of adjusted pretax operating income (loss) to consolidated pretax income (loss) from continuing operations is as follows:

	December 31,
(In thousands)	2014		2013	2012
Adjusted pretax operating income (loss):
Mortgage insurance (2)	$336,936	(1)	$(67,435)	$(395,253)
MRES	5,446	(3)	—	—
Total adjusted pretax operating income (loss)	$342,382		$(67,435)	$(395,253)

Change in fair value of derivative instruments	—		635	(192)
Less: Estimated present value of net credit (losses) recoveries incurred	(113)		21	(933)
Change in fair value of derivative instruments expected to reverse over time	113		614	741

Net gains (losses) on investments	83,869		(98,945)	114,282
Net (losses) gains on other financial instruments	(3,880)		(7,580)	7,802
Acquisition-related expenses	(6,680)		—	—
Amortization and impairment of intangible assets	(8,648)		—	—
Consolidated pretax income (loss) from continuing operations	$407,156		$(173,346)	$(272,428)
________________

(1)	Includes inter-segment expenses of $0.8 million for the year ended December 31, 2014.

(2)
Includes certain corporate income and expenses that have been reallocated to the mortgage insurance segment for all periods presented, as listed in the preceding detailed tables. These amounts represent items that were previously allocated to the financial guaranty segment but were not reclassified to discontinued operations.

(3)	Includes inter-segment revenues of $0.8 million for the year ended December 31, 2014.
On a consolidated basis, “adjusted pretax operating income (loss)” is a measure not determined in accordance with GAAP. Total adjusted pretax operating income (loss) is not a measure of total profitability, and therefore should not be viewed as a substitute for GAAP pretax income (loss) from continuing operations. Our definition of adjusted pretax operating income (loss) may not be comparable to similarly-named measures reported by other companies.
Concentration of Risk
Net premiums earned attributable to foreign countries and long-lived assets located in foreign countries were immaterial for the periods presented.
As of December 31, 2014, California is the only state that accounted for more than 10% of our mortgage insurance business measured by primary RIF. California accounted for 13.7% of our mortgage insurance segment’s primary RIF at December 31, 2014 and at December 31, 2013. California also accounted for 9.8% of our mortgage insurance segment’s pool RIF at December 31, 2014, compared to 10.0% at December 31, 2013. California accounted for 17.2% of our mortgage insurance segment’s direct primary NIW for the year ended December 31, 2014, compared to 18.4% and 17.1% for the years ended December 31, 2013 and 2012, respectively.
The largest single mortgage insurance customer (including branches and affiliates), measured by primary NIW, accounted for 4.0% of NIW during 2014, compared to 5.8% and 6.2% from the largest single customer in 2013 and 2012, respectively. Earned premiums from one mortgage insurance customer represented 19%, 21% and 19% of our consolidated revenues in 2014, 2013 and 2012, respectively. Earned premiums from an additional customer represented 17% of our consolidated revenues in 2012.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

5. Fair Value of Financial Instruments
The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2014:

(In millions)	Level I	Level II	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$836.9	$3.0	$839.9
State and municipal obligations	—	362.8	362.8
Money market instruments	600.3	—	600.3
Corporate bonds and notes	—	992.8	992.8
RMBS	—	132.3	132.3
CMBS	—	246.8	246.8
Other ABS	—	185.5	185.5
Foreign government and agency securities	—	37.7	37.7
Equity securities (1)	164.0	51.6	215.6
Other investments (2)	—	1.0	1.0
Total Investments at Fair Value (3)	1,601.2	2,013.5	3,614.7
Total Assets at Fair Value	$1,601.2	$2,013.5	$3,614.7
______________________

(1)
Comprising broadly diversified domestic equity mutual funds and certain common stocks included within Level I and various preferred stocks invested across numerous companies and industries included within Level II.

(2)	Comprising short-term CDs ($1.0 million) included within Level II.

(3)
Does not include certain other invested assets ($14.6 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value. Also excludes investments classified as assets held for sale of $495.1 million, $839.2 million and $102.6 million, with fair values categorized in Level I, Level II and Level III, respectively.

At December 31, 2014, there were no Level III assets, and total Level III liabilities of $3.8 million accounted for 100% of total liabilities measured at fair value.
For the year ended December 31, 2014, $137.3 million of U.S. government and agency securities and $21.0 million of equity securities were transferred from Level II to Level I at the end of the period as a result of our ongoing review of the inputs to the valuations of our assets and liabilities, and the availability of unadjusted quoted prices in active markets for those identical securities as of that date. There were no investment transfers from Level I to Level II for the year ended December 31, 2014.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2013:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$450.0	$246.6	$—	$696.6
State and municipal obligations	—	374.1	—	374.1
Money market instruments	484.8	—	—	484.8
Corporate bonds and notes	—	880.4	—	880.4
RMBS	—	338.8	—	338.8
CMBS	—	209.2	—	209.2
Other ABS	—	120.5	0.9	121.4
Foreign government and agency securities	—	28.3	—	28.3
Equity securities (1)	128.3	75.6	0.4	204.3
Other investments (2)	—	1.0	—	1.0
Total Investments at Fair Value (3)	1,063.1	2,274.5	1.3	3,338.9
Total Assets at Fair Value	$1,063.1	$2,274.5	$1.3	$3,338.9
______________________

(1)
Comprising broadly diversified domestic equity mutual funds included within Level I and various preferred and common stocks invested across numerous companies and industries included within Levels II and III.

(2)	Comprising short-term CDs ($1.0 million) included within Level II.

(3)
Does not include fixed-maturities held to maturity ($0.4 million) and certain other invested assets ($22.4 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.

At December 31, 2013, our total Level III assets approximated less than 1% of total assets measured at fair value and our total Level III liabilities of $2.8 million accounted for 100% of total liabilities measured at fair value.
There were no investment transfers between Level I and Level II for the year ended December 31, 2013.
Rollforward activity of Level III assets and liabilities (including realized and unrealized gains and losses, purchases, sales, issuances, settlements and transfers) was not material during the years ended December 31, 2014 and 2013.
The following are descriptions of our valuation methodologies for financial assets and liabilities measured at fair value.
Investments
We are responsible for the determination of the value of all investments carried at fair value and the supporting methodologies and assumptions. To assist us in this responsibility, we utilize independent third-party valuation service providers to gather, analyze and interpret market information and estimate fair values based upon relevant methodologies and assumptions for various asset classes and individual securities. We perform monthly quantitative and qualitative analyses on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. Our analysis includes: (i) a review of the methodology used by third-party pricing services; (ii) a comparison of pricing services’ valuations to other independent sources; (iii) a review of month-to-month price fluctuations; and (iv) a comparison of actual purchase and sale transactions with valuations received from third parties. These processes are designed to ensure that our investment values are accurately recorded, that the data inputs and valuation techniques utilized are appropriate and consistently applied and that the assumptions are reasonable and consistent with the objective of determining fair value.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

State and municipal obligations—The fair value of state and municipal obligations is estimated using recent transaction activity, including market observations. Evaluation models are used, which incorporate bond structure, yield curve, credit spreads and other factors. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable.
Money market instruments—The fair value of money market instruments is based on daily prices, which are published and available to all potential investors and market participants. As such, these securities are categorized in Level I of the fair value hierarchy.
Corporate bonds and notes—The fair value of corporate bonds and notes is estimated using recent transaction activity, including market observations. Spread models are used that incorporate issuer and structure characteristics, such as credit risk and early redemption features, where applicable. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable.
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
Other investments—These securities primarily consist of short-term CDs, which are categorized in Level II of the fair value hierarchy.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our consolidated balance sheets were as follows as of the dates indicated:

	December 31, 2014			December 31, 2013
(In millions)	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
Assets:
Fixed-maturities held to maturity	$—	$—		$0.4	$0.4	(1)
Other invested assets	14.6	20.5	(1)	22.4	27.8	(1)
Liabilities:
Long-term debt	1,209.9	1,859.3	(1)	930.1	1,502.7	(1)
______________________

(1)	These estimated fair values would be classified in Level II of the fair value hierarchy.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

6. Investments
Our held to maturity and available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	December 31, 2014
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$5,709	$5,751	$48	$6
State and municipal obligations	17,727	18,910	1,183	—
Corporate bonds and notes	277,678	284,408	7,288	558
RMBS	41,467	42,520	1,053	—
CMBS	57,358	58,234	876	—
Other ABS	109,420	107,701	8	1,727
Foreign government and agency securities	19,301	19,366	307	242
	$528,660	$536,890	$10,763	$2,533
Equity securities available for sale (1)	$76,900	$143,368	$66,468	$—
Total debt and equity securities	$605,560	$680,258	$77,231	$2,533
______________________

(1)	Comprising broadly diversified domestic equity mutual funds ($143.0 million fair value) and a preferred stock investment in Freddie Mac ($0.4 million fair value).

	December 31, 2013
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities held to maturity:
State and municipal obligations	$358	$351	$—	$7
	$358	$351	$—	$7
Fixed-maturities available for sale:
U.S. government and agency securities	$5,636	$5,697	$97	$36
State and municipal obligations	17,924	17,403	24	545
Corporate bonds and notes	11,951	12,045	578	484
	$35,511	$35,145	$699	$1,065
Equity securities available for sale (1)	$76,900	$129,161	$52,261	$—
Total debt and equity securities	$112,769	$164,657	$52,960	$1,072
______________________

(1)
Comprising broadly diversified domestic equity mutual funds ($128.3 million fair value) and various preferred and common stocks invested across numerous companies and industries ($0.9 million fair value).

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

	December 31,
(In thousands)	2014	2013
Trading securities:
U.S. government and agency securities	$134,530	$240,860
State and municipal obligations	343,926	356,715
Corporate bonds and notes	708,361	868,403
RMBS	89,810	338,776
CMBS	188,615	209,191
Other ABS	77,755	121,399
Foreign government and agency securities	18,331	28,303
Equity securities	72,256	75,094
Total	$1,633,584	$2,238,741
For trading securities that were held at December 31, 2014 and 2013, we had net unrealized gains during 2014 and net unrealized losses during 2013 associated with those securities in the amount of $65.7 million and $88.4 million, respectively.
As of December 31, 2014 and 2013, our investment portfolio included no Sovereign securities of the Stressed European Countries (Greece, Spain, Italy, Hungary, Portugal and Ireland, collectively) which have Sovereign obligations that have been under particular stress due to economic uncertainty, potential restructuring and ratings downgrades, and included no securities of any other countries under similar stress.
For the years ended December 31, 2014, 2013 and 2012, we did not sell or transfer any fixed-maturity investments classified as held to maturity. For the years ended December 31, 2014, 2013 and 2012, we did not transfer any securities from the available for sale or trading categories.
Net investment income consisted of:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Investment income:
Fixed-maturities	$62,352	$66,131	$66,518
Equity securities	6,287	6,592	7,738
Short-term investments	246	255	304
Other	1,848	1,970	3,913
Gross investment income	70,733	74,948	78,473
Investment expenses	(5,078)	(6,827)	(5,794)
Net investment income	$65,655	$68,121	$72,679

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

Net realized and unrealized gains (losses) on investments consisted of:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net realized (losses) gains on investments:
Fixed-maturities held to maturity	$(9)	$2	$37
Fixed-maturities available for sale	(1,599)	937	2,726
Equities available for sale	—	349	5,070
Trading securities	(6,996)	7,997	142,502
Short-term investments	1	1	7
Other invested assets	—	8,841	375
Other gains	246	126	—
Net realized (losses) gains on investments	(8,357)	18,253	150,717
Unrealized gains (losses) on trading securities	92,226	(117,198)	(36,435)
Total gains (losses) on investments	$83,869	$(98,945)	$114,282
The sources of our proceeds and related investment gains (losses) on our available for sale securities are as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Fixed-maturities available for sale:
Proceeds received from redemptions	$4,985	$538	$5,815
Proceeds received from sales	19,672	17,185	30,966
Gross investment gains from sales and redemptions	99	1,078	3,018
Gross investment losses from sales and redemptions	(1,698)	(141)	(292)
Equities available for sale:
Proceeds received from sales and redemptions	—	10,503	31,235
Gross investment gains from sales and redemptions	—	348	5,070
The change in unrealized gains (losses) recorded in accumulated other comprehensive income (loss) consisted of the following:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Fixed-maturities:
Unrealized holding gains (losses) arising during the period, net of tax	$4,531	$(240)	$2,694
Less reclassification adjustment for net (losses) gains included in net income (loss), net of tax	(1,039)	929	3,395
Net unrealized gains (losses) on investments, net of tax	$5,570	$(1,169)	$(701)

Equities:
Unrealized holding gains arising during the period, net of tax	$9,119	$19,389	$9,572
Less reclassification adjustment for net (losses) gains included in net income (loss), net of tax	—	(273)	3,523
Net unrealized gains on investments, net of tax	$9,119	$19,662	$6,049

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

The following tables show the gross unrealized losses and fair value of our securities deemed “available for sale” and “held to maturity,” aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

December 31, 2014: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	—	$—	$—	1	$3,455	$6	1	$3,455	$6
Corporate bonds and notes	24	40,917	410	1	1,027	148	25	41,944	558
Other ABS	34	97,356	1,727	—	—	—	34	97,356	1,727
Foreign government and agency securities	4	6,353	242	—	—	—	4	6,353	242
Total	62	$144,626	$2,379	2	$4,482	$154	64	$149,108	$2,533

December 31, 2013: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	1	$3,413	$36	—	$—	$—	1	$3,413	$36
State and municipal obligations	2	5,961	18	2	5,514	534	4	11,475	552
Corporate bonds and notes	—	—	—	2	2,966	484	2	2,966	484
Total	3	$9,374	$54	4	$8,480	$1,018	7	$17,854	$1,072
There were no credit losses recognized in earnings in 2014, 2013 or 2012.
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
We had securities in an unrealized loss position that we did not consider to be other-than-temporarily impaired as of December 31, 2014. For all investment categories, the unrealized losses of 12 months or greater duration as of December 31, 2014, were generally caused by interest rate or credit spread movements since the purchase date, and as such, we expect the present value of cash flows to be collected from these securities to be sufficient to recover the amortized cost basis of these securities. As of December 31, 2014, we did not have the intent to sell any debt securities in an unrealized loss position and we determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis, which may be at maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at December 31, 2014.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

The contractual maturities of fixed-maturity investments are as follows:

	December 31, 2014
	Available for Sale
(In thousands)	Amortized Cost	Fair Value
Due in one year or less (1)	$2,247	$2,295
Due after one year through five years (1)	39,483	39,420
Due after five years through ten years (1)	154,234	155,790
Due after ten years (1)	124,451	130,930
RMBS (2)	41,467	42,520
CMBS (2)	57,358	58,234
Other ABS (2)	109,420	107,701
Total	$528,660	$536,890
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS, and Other ABS are shown separately, as they are not due at a single maturity date.
As of December 31, 2014, we did not have any investment in any person and its affiliates that exceeded 10% of our total stockholders’ equity.
Securities on deposit with various state insurance commissioners amounted to $12.1 million at both December 31, 2014 and 2013.
As part of the Freddie Mac Agreement, Radian Guaranty had $209.3 million and $206.8 million at December 31, 2014 and 2013, respectively, in a collateral account currently invested primarily in trading securities, which is pledged to cover Loss Mitigation Activity on the loans subject to the agreement. Subject to certain conditions in the Freddie Mac Agreement, amounts in the collateral account may be released to Radian Guaranty over time to the extent that Loss Mitigation Activity becomes final in accordance with the terms of the Freddie Mac Agreement. However, if the amount of Loss Mitigation Activity that becomes final in accordance with the Freddie Mac Agreement after the collateral account was established is less than $205 million prior to the termination of the Freddie Mac Agreement, then any shortfall will be paid to Freddie Mac from the funds in the collateral account.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

7. Goodwill and Other Intangible Assets, Net
The following table shows the changes in the carrying amount of goodwill by segment for the year ended December 31, 2014:

Year Ended December 31, 2014
(In thousands)	MRES
Balance at beginning of period:
Goodwill	$2,095
Accumulated impairment losses	—
Goodwill, net	2,095

Goodwill acquired during the period	191,932
Impairment losses	(2,095)

Balance at end of period:
Goodwill	194,027
Accumulated impairment losses	(2,095)
Goodwill, net	$191,932
We conducted our annual goodwill impairment analysis in the fourth quarter of 2014. As a result, we recorded a goodwill impairment of $2.1 million related to a small subsidiary within our MRES segment that we had acquired in 2013. As part of the annual goodwill impairment assessment, we estimated the fair value of this subsidiary using an income approach. The key assumption in our fair value analysis was forecasted future cash flows, which were less than originally expected. There is no goodwill remaining for this subsidiary at December 31, 2014. Our remaining goodwill balance relates entirely to our Clayton acquisition.
The following is a summary of the gross and net carrying amounts and accumulated amortization of our other intangible assets as of and for the year to date periods indicated:

	December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$79,203	$(2,917)	$76,286
Technology	8,970	(797)	8,173
Trademark	7,860	(393)	7,467
Client backlog	6,680	(2,406)	4,274
Non-competition agreements	145	(37)	108
Total	$102,858	$(6,550)	$96,308

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$200	$—	$200
Non-competition agreements	5	—	5
Total	$205	$—	$205

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

For tax purposes, substantially all of the goodwill and other intangible assets are expected to be deductible and amortized over a period of 15 years. For financial reporting purposes, other intangible assets with finite lives will be amortized over their applicable estimated useful lives in a manner that approximates the pattern of expected economic benefit from each intangible asset, as follows:

Estimated Useful Life
Client relationships	3 years	-	15 years
Technology	3 years	-	6 years
Trademark			10 years
Client backlog	3 years	-	5 years
Non-competition agreements	2 years	-	3 years
The estimated aggregate amortization expense for 2015 and thereafter is as follows (in thousands):

2015	$12,009
2016	10,886
2017	10,579
2018	10,389
2019	9,372
Thereafter	43,074

8. Reinsurance
In our mortgage insurance business, we have used reinsurance as a risk management tool to manage Radian Guaranty’s regulatory Risk-to-capital and to comply with certain state requirements that limit the amount of risk a mortgage insurer may retain on a single loan to 25% of the total loan amount. Premiums are ceded under captive arrangements and the QSR Reinsurance Transactions (and previously were ceded under Smart Home). Included in other assets are prepaid reinsurance premiums of $57.3 million and $60.5 million at December 31, 2014 and 2013, respectively.
The effect of reinsurance on net premiums written and earned is as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net premiums written-insurance:
Direct	$982,976	$1,033,323	$892,650
Assumed	(882)	(904)	(903)
Ceded	(56,913)	(81,421)	(85,442)
Net premiums written-insurance	$925,181	$950,998	$806,305
Net premiums earned-insurance:
Direct	$905,502	$848,655	$743,736
Assumed	43	56	(953)
Ceded	(61,017)	(67,291)	(40,398)
Net premiums earned-insurance	$844,528	$781,420	$702,385

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

The following table shows the amounts related to the QSR Reinsurance Transactions for the periods indicated:

	Initial QSR Transaction			Second QSR Transaction
	Year Ended December 31,			Year Ended December 31,
(In thousands)	2014	2013	2012	2014	2013	2012
Ceded premiums written	$10,217	$23,047	$52,151	$33,751	$40,225	$9,648
Ceded premiums earned	17,319	29,746	16,088	29,820	18,356	504
Ceding commissions written	4,862	5,762	13,038	11,813	14,079	3,377
Ceded losses to date under the QSR Reinsurance Transactions have been immaterial.
Under the Initial QSR Transaction, Radian Guaranty agreed to cede to the third-party reinsurance provider 20% of its NIW beginning with the business written in the fourth quarter of 2011 up to $1.6 billion of ceded RIF. We have ceded the maximum amount permitted under the Initial QSR Transaction, and therefore, are no longer ceding NIW under this transaction. As of December 31, 2014, RIF ceded under the Initial QSR Transaction declined to $1.1 billion. Radian Guaranty had the ability, at its option, to recapture two-thirds of the reinsurance ceded as part of this transaction on December 31, 2014. However, we chose not to recapture that risk and negotiated an amendment to the transaction pursuant to which we received a $9.2 million profit commission based on experience to date, which increased net premiums earned, and a $15.0 million upfront supplemental ceding commission, which has been deferred and is expected to be amortized as a reduction to our policy acquisition costs over approximately the next five years. Effective January 1, 2015, the ceding commission was reduced from 25% to 20% for two-thirds of the reinsurance ceded under the Initial QSR Transaction.
In the fourth quarter of 2012, Radian Guaranty and the same third-party reinsurance provider entered into the Second QSR Transaction, pursuant to which Radian Guaranty agreed to cede to the third-party reinsurance provider 20% of its NIW beginning with the business written the fourth quarter of 2012. Effective April 1, 2013, Radian Guaranty amended the original terms of the Second QSR Transaction to reduce the percentage of all premiums and losses incurred on new business ceded to the reinsurer under this reinsurance agreement on a prospective basis from 20% to 5% with respect to NIW on conventional GSE loans.
As of December 31, 2014, we had ceded the maximum of $1.6 billion of RIF as mutually agreed upon under the Second QSR Transaction.
Similar to the Initial QSR Transaction, the Second QSR Transaction also provides that, effective as of December 31, 2015, Radian Guaranty will have the ability, at its option (the “Commutation Option”), to recapture one-half of the reinsurance ceded with respect to conventional GSE loans, which would result in Radian Guaranty reassuming the related RIF potentially in exchange for a payment of a profit commission amount from the reinsurer. Pursuant to the original terms of the Second QSR Transaction:

(i)
Radian Guaranty agreed to cede to the reinsurer 20% of all premiums and losses incurred with respect to conventional GSE loans and will initially receive a 35% ceding commission; provided, that if we do not exercise our Commutation Option, the ceding commission will be reduced to 30% for the portion of the ceded RIF that was subject to the Commutation Option; and

(ii)
Radian Guaranty had the ability to cede 100% of all premiums and losses incurred with respect to non-conventional portfolio loans and will receive a 25% ceding commission. We have not ceded any risk on non-conventional portfolio loans.

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

Notes to Consolidated Financial Statements - (Continued)

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
In some instances, we anticipate that the ultimate losses ceded to the captive reinsurers will be greater than the assets currently held by the segregated trusts established for each captive reinsurer. Recorded recoverables, however, are limited to the current trust balances. We expect that most of the actual cash recoveries from those captives that have not yet been terminated on a cut-off basis will be received over the next few years.
Trust assets related to our captive arrangements are required to be invested in investment grade securities. As of December 31, 2014, the trust assets for these trust accounts consisted primarily of cash equivalents, money market investments and investment grade securities.
The following tables present information related to our captive transactions for the periods indicated:

	Year Ended December 31,
(In millions)	2014	2013
RIF ceded under captive reinsurance arrangements	$129.8	$199.8
Ceded losses recoverable related to captives	24.7	45.0
Approximately 43% of our total ceded losses recoverable at December 31, 2014 were related to two captive reinsurers.

	Year Ended December 31,
(In millions)	2014	2013	2012
Ceded premiums written related to captives	$12.9	$17.8	$23.3
Ceded premiums earned related to captives	13.0	17.9	23.4
Ceded recoveries, excluding amounts received upon terminations of captive reinsurance transactions	21.2	47.2	34.7
In 2004, we developed a program, referred to as Smart Home, for reinsuring risk associated with non-prime mortgages. From 2004 through 2007, we entered into four Smart Home transactions. As of May 2013, all of the Smart Home transactions had been terminated.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

9. Other Assets
The following table shows the components of other assets for the periods indicated:

	December 31,
(In thousands)	2014	2013
Deposit with the IRS (Note 14)	$88,557	$88,557
COLI	80,755	78,354
Prepaid reinsurance premiums	57,291	60,512
Reinsurance recoverables	28,119	46,846
Property and equipment (1)	27,248	10,496
Accrued investment income	20,022	21,306
Deferred policy acquisition costs	12,003	29,741
Other	61,496	44,091
Total other assets	$375,491	$379,903
______________________

(1)	Property and equipment, at cost less accumulated depreciation of $100,207 and $96,058 at December 31, 2014 and 2013, respectively.

10. Losses and Loss Adjustment Expenses
The following table shows our mortgage insurance reserve for losses and LAE by category at the end of each period indicated:

	Year Ended December 31,
(In thousands)	2014	2013
Reserves for losses by category:
Prime	$700,174	$937,307
Alt-A	292,293	384,841
A minus and below	179,103	215,545
IBNR and other	223,114	347,698
LAE	56,164	51,245
Reinsurance recoverable (1)	26,665	38,363
Total primary reserves	1,477,513	1,974,999
Pool	75,785	169,682
IBNR and other	1,775	8,938
LAE	3,542	5,439
Total pool reserves	81,102	184,059
Total First-lien reserves	1,558,615	2,159,058
Second-lien and other (2)	1,417	5,295
Total reserve for losses	$1,560,032	$2,164,353
______________________

(1)	Represents ceded losses on captive transactions and the QSR Reinsurance Transactions.

(2)	Does not include our Second-lien PDR that is included in other liabilities.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

The following table presents information relating to our mortgage insurance reserves for losses, including IBNR, and LAE but excluding Second-lien PDR, for the periods indicated:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Mortgage Insurance
Balance at January 1	$2,164,353	$3,083,608	$3,247,900
Less reinsurance recoverables (1)	38,363	83,238	151,569
Balance at January 1, net of reinsurance recoverables	2,125,990	3,000,370	3,096,331
Add losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	422,999	584,174	899,511
Prior years	(177,360)	(19,526)	21,996
Total incurred	245,639	564,648	921,507
Deduct paid claims and LAE related to:
Current year (2)	9,006	31,399	12,503
Prior years	829,256	1,407,629	1,004,965
Total paid	838,262	1,439,028	1,017,468
Balance at end of period, net of reinsurance recoverables	1,533,367	2,125,990	3,000,370
Add reinsurance recoverables (1)	26,665	38,363	83,238
Balance at December 31	$1,560,032	$2,164,353	$3,083,608
_________________________

(1)	Related to ceded losses on captive transactions, Smart Home (for 2012) and QSR Reinsurance Transactions. See Note 8 for additional information.

(2)
Related to underlying defaulted loans with a most recent default notice dated in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

Our mortgage insurance loss reserves declined in 2014, primarily as a result of the volume of paid claims, cures and insurance rescissions and claim denials continuing to outpace new default notices received. Total incurred losses during 2014 primarily were the result of new default notices during 2014. The impact to incurred losses from default notices reported in 2014 was partially mitigated by favorable reserve development on prior year defaults, which was driven primarily by higher cures and lower Claim Severity rates than were previously estimated. Our results of 2014 also include the impact of the BofA Settlement Agreement, as described below.
Total paid claims decreased for 2014 as compared to 2013. Our 2013 paid claims included the $255 million payment made upon the closing of the Freddie Mac Agreement, as described below. The additional decrease in paid claims in 2014 compared to prior year periods is consistent with the overall decline in defaulted loans.
Our mortgage insurance loss reserves also declined in 2013, primarily as a result of a decrease in our total inventory of defaults (due in large part to the Freddie Mac Agreement), and also because the volume of paid claims, cures and insurance rescissions and claim denials outpaced new default notices received. Total paid claims increased for 2013 from 2012, driven primarily by the $255 million payment made upon the closing of the Freddie Mac Agreement, and by greater efficiencies in our claims review process that allowed us to pay valid claims more quickly than in previous periods. In addition to reserves established for new default notices, which were the primary basis for our total incurred losses in 2013, losses incurred in 2013 were also favorably impacted by reserve development on prior year defaults, as the initial loss of $22 million related to prior year defaults included in the Freddie Mac Agreement was more than offset by a benefit from claim curtailments and cures that was higher than previously estimated.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

The losses incurred in 2012 were impacted by adverse reserve development on prior year defaults, primarily relating to the impact from the aging of underlying defaulted loans, partially offset by higher actual insurance rescissions and claim denials than previously assumed in our loss reserve estimates. Our results for 2012 were also negatively impacted by a $46.8 million decrease in our estimated reinsurance recoverable from our Smart Home transactions resulting from lower claims paid and higher insurance rescissions and claim denials than were previously estimated.
Our aggregate weighted average Default to Claim Rate assumption (net of denials and rescissions) used in estimating our primary reserve for losses was 52% (47% excluding pending claims) at December 31, 2014 compared to 50% at December 31, 2013. Our Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans, as measured by the progress toward foreclosure sale and the number of months in default. Our gross Default to Claim Rates on our primary portfolio ranged from 16% for new defaults, to 65% for defaults not in Foreclosure Stage, and 81% for Foreclosure Stage Defaults. Our estimate of expected insurance rescissions and claim denials (net of expected reinstatements) embedded in our Default to Claim Rate is generally based on our experience over the past year, with consideration given for differences in characteristics between those rescinded policies and denied claims and the loans remaining in our defaulted inventory, and also incorporates the estimated impact of the BofA Settlement Agreement.
The following table illustrates the amount of First-lien claims submitted to us for payment that were rescinded or denied, for the periods indicated, net of any reinstatements of previously rescinded policies or denied claims within each period:

	Year Ended December 31,
(In millions)	2014	2013	2012
Rescissions	$56.8	$81.2	$279.3
Denials	87.9	171.7	539.4
Total First-lien claims submitted for payment that were rescinded or denied (1)	$144.7	$252.9	$818.7
______________________

(1)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.
The elevated levels of our insurance rescissions and claim denials have reduced our paid losses and have resulted in a significant reduction in our loss reserves. Our estimate of net future rescissions and denials reduced our loss reserves as of December 31, 2014 and 2013 by approximately $125 million and $247 million, respectively. The amount of estimated rescissions and denials incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of rescissions and denials on future claims, but also the volume and attributes of our defaulted insured loans, our estimated Default to Claim Rate and our estimated Claim Severity, among other assumptions. As of December 31, 2014, these assumptions also reflect the estimated impact of the BofA Settlement Agreement, as further discussed below.
We expect the amount of estimated rescissions and denials embedded within our reserve analysis to remain elevated as compared to pre-financial crisis levels; however, as our Legacy Portfolio has become a smaller percentage of our overall insured portfolio, we have experienced a reduced amount of Loss Mitigation Activity with respect to the claims we receive, and we expect this trend to continue. As a result, our future Loss Mitigation Activity is not expected to mitigate our paid losses to the same extent as in prior years. In the event that we experience a more rapid than expected decrease in the level of future insurance rescissions and claim denials from the current levels, it could have an adverse effect on our paid losses and loss reserves.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

Our reported rescission, denial and claim curtailment activity in any given period is subject to challenge by our lender and servicer customers. We expect that a large number of previously denied claims will be resubmitted with the required documentation and ultimately paid; therefore, we have considered this expectation in developing our IBNR reserve estimate. This IBNR estimate was $163.6 million and $281.9 million at December 31, 2014 and 2013, respectively. The significant decrease in our IBNR reserve estimate in 2014 reflects the terms of the BofA Settlement Agreement. For 2014, our IBNR estimate of $163.6 million included approximately $133.0 million for loans subject to the BofA Settlement Agreement. The remaining IBNR reserve included an estimate of future reinstatements of previously denied claims, rescinded policies and curtailments of $18.3 million, $1.4 million and $3.4 million, respectively. These IBNR reserves relate to $113.3 million of claims that were denied within the preceding 12 months, $90.5 million of policies rescinded within the preceding 24 months, and $34.8 million of claim curtailments within the preceding 24 months. The decrease in our IBNR reserve estimate as a result of the BofA Settlement Agreement was partially offset by an increase in our mortgage insurance case reserves to incorporate the fact that we have agreed not to take further action to effect rescissions and claims denials on a population of loans referred to in the settlement agreement as Future Legacy Loans.
We also accrue for the premiums that we expect to refund to our lender customers in connection with our estimated insurance rescission activity. Our accrued liability for such refunds, which is included within other liabilities on our consolidated balance sheets, was $9.0 million and $17.0 million as of December 31, 2014 and 2013, respectively.
We considered the sensitivity of First-lien loss reserve estimates at December 31, 2014 by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point change in primary Claim Severity (which we estimate to be 103.7% of unpaid principal balance at December 31, 2014), we estimated that our loss reserves would change by approximately $12 million at December 31, 2014. For every one percentage point change in our overall primary net Default to Claim Rate (which we estimate to be 52% at December 31, 2014, including our assumptions related to rescissions and denials), we estimated a $23 million change in our loss reserves at December 31, 2014.
Settlement Agreements
On September 16, 2014, Radian Guaranty entered into the BofA Settlement Agreement, as referenced above, with Countrywide Home Loans, Inc. and Bank of America, N.A. (together, the “Insureds”), as a successor to BofA Home Loan Servicing f/k/a Countrywide Home Loans Servicing LP, in order to resolve various actual and potential claims or disputes related to the parties’ respective rights and duties as to mortgage insurance coverage on Subject Loans.
The BofA Settlement Agreement provides that all claims decisions by Radian Guaranty on Legacy Loans (including claims paid, coverage rescissions, claim denials and curtailments) that were communicated on or before February 13, 2013 will become final and will not be subject to future challenge or adjustment. With respect to a group of Legacy Loans referred to as Future Legacy Loans, the BofA Settlement Agreement provides that, subject to certain limited exceptions and conditions, Radian Guaranty will not effect any coverage rescissions, claim denials or curtailments on these loans. To the extent any such Loss Mitigation Activities previously have been taken on Future Legacy Loans, Radian Guaranty will reinstate coverage and pay a reimbursement amount equal to the difference between the amount actually paid by Radian Guaranty and the eligible claim amount. Radian Guaranty has further agreed that with respect to Future Legacy Loans it will not assert any origination error or servicing defect as a basis for a decision not to pay a claim, nor will it effect a curtailment of such claims; provided however, that Radian Guaranty retains the right to curtail Legacy Loans that are less than 90 days delinquent as of July 31, 2014 (“Potential Curtailment Loans”) and any Future Legacy Loans serviced by a servicer other than the Insureds (a “Protected Curtailment”).
The BofA Settlement Agreement further provides that for Servicing Only Loans: (i) if Radian Guaranty effected a claim payment on or before May 30, 2014, any curtailments on such loans will become final and will not be subject to future challenge, appeal or adjustment; and (ii) for claim payments for Servicing Only Loans paid after May 30, 2014, Radian Guaranty will not make any curtailments (excluding Protected Curtailments, which may continue in the ordinary course) and, to the extent any curtailments previously have been effected on such loans, Radian Guaranty will pay a reimbursement amount equal to the curtailment amount. The BofA Settlement Agreement does not affect Radian Guaranty’s right to effect rescissions or denials on any Servicing Only Loans and any such rescissions or denials will continue to be governed by the applicable Master Policies, subject to certain requirements in the BofA Settlement Agreement regarding the documents required to perfect such claims. Radian Guaranty has further agreed not to assert any right to cancel coverage on any Subject Loan for failure to initiate certain proceedings (most commonly foreclosure proceedings) within the timelines set forth in the applicable Master Policies.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

Implementation of the BofA Settlement Agreement commenced on February 1, 2015 for Subject Loans held in portfolio by the Insureds or purchased by the GSEs on that date. Approximately 12% of the Subject Loans were neither held in portfolio by the Insureds nor owned by the GSEs, and will require the consent of certain other investors for these loans to be included in the BofA Settlement Agreement except with respect to certain limited rights of cancellation (described above). While we can provide no assurance whether one or more of the other investors will consent to have their Subject Loans included in the settlement, for purposes of the reserve established for the BofA Settlement agreement, we have assumed that these investors will provide consent. Therefore, to the extent that one or more of the other investors do not consent to the settlement, the associated Loss Mitigation Activities would not be reinstated under the terms of the BofA Settlement Agreement and the portion of the reserve related to those other investors would be reversed.
In August 2013, Radian Guaranty entered into the Freddie Mac Agreement, related to a group of First-lien mortgage loans guaranteed by Freddie Mac that were insured by Radian Guaranty and were in default as of December 31, 2011. This transaction significantly impacted our financial position in 2013 by reducing our primary delinquent loan inventory and capping Radian Guaranty’s total exposure on the entire population of loans subject to the agreement. At closing we paid Freddie Mac for claims related to these loans, and also deposited funds into a collateral account to cover future Loss Mitigation Activity on these loans. Subject to certain conditions, amounts in the collateral account may be released to Radian Guaranty over time to the extent that Loss Mitigation Activity becomes final in accordance with the terms of the Freddie Mac Agreement. However, if the amount of Loss Mitigation Activity that becomes final in accordance with the Freddie Mac Agreement after the collateral account was established is less than $205 million prior to the scheduled termination of the Freddie Mac Agreement, then any shortfall will be paid to Freddie Mac from the funds in the collateral account. Prior to consideration of the BofA Settlement Agreement, from the time the collateral account was established through December 31, 2014, approximately $48 million of additional Loss Mitigation Activity had become final in accordance with the Freddie Mac Agreement and $113 million of submitted claims had been rescinded, denied, curtailed or cancelled, but were not considered final in accordance with the Freddie Mac Agreement. Giving effect to the BofA Settlement Agreement as of December 31, 2014, these amounts would have been approximately $116 million and $23 million, respectively.

11. Long-Term Debt
The carrying value of our long-term debt at December 31, 2014 and 2013 was as follows:

		December 31,
($ in thousands)		2014	2013
5.375%	Senior Notes due 2015	$—	$54,481
9.000%	Senior Notes due 2017	192,605	191,611
3.000%	Convertible Senior Notes due 2017 (1)	375,310	353,798
2.250%	Convertible Senior Notes due 2019 (2)	342,011	330,182
5.500%	Senior Notes due 2019	300,000	—
	Total long-term debt	$1,209,926	$930,072
_______________________

(1)	The principal amount of these notes is $450 million.

(2)	The principal amount of these notes is $400 million.
Senior Notes
Senior Notes due 2015 and 2017. In June 2005, we issued $250 million of Senior Notes due 2015. During 2013, we exchanged $195.5 million of the Senior Notes due 2015 for a new series of 9.000% Senior Notes due June 2017 for the purpose of improving our debt maturity profile. These transactions, which are accounted for as extinguishments of debt, resulted in a loss of $4.0 million, primarily as a result of the requirement to record the Senior Notes due 2017 at fair value. During 2014, in accordance with the optional redemption provisions of the notes, we redeemed all of the remaining outstanding principal amount of our Senior Notes due 2015 at a price established in accordance with the indenture governing these senior notes. We paid $57.2 million to holders of the notes at redemption and recorded a loss of $2.8 million.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

Senior Notes due 2019. In May 2014, in anticipation of the Clayton acquisition, we issued $300 million principal amount of Senior Notes due 2019 and received net proceeds of approximately $293.8 million. The notes bear interest at a rate of 5.500% per annum, payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2014. These notes mature on June 1, 2019. We have the option to redeem these notes, in whole or in part, at any time or from time to time prior to maturity at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; and (ii) the make-whole amount, which is the present value of the notes discounted at the applicable treasury rate plus 50 basis points, plus, in each case, accrued interest thereon to the redemption date.
Covenants in Senior Notes. The Senior Notes due 2017 and the Senior Notes due 2019 have covenants customary for securities of this nature, including covenants related to the payments of the notes, reports, compliance certificates and modification of the covenants. Additionally, the indentures governing the Senior Notes due 2017 and the Senior Notes due 2019 include covenants restricting us from encumbering the capital stock of a designated subsidiary (as defined in the respective indentures for the notes) or disposing of any capital stock of any designated subsidiary unless either all of the stock is disposed of or we retain more than 80% of the stock.
Convertible Senior Notes
Convertible Senior Notes due 2017. In November 2010, we issued $450 million principal amount of 3.000% Convertible Senior Notes due 2017 and received proceeds of $391.3 million, which was net of underwriting expenses and the cost of capped call transactions as discussed further below. Interest on these notes is payable semi-annually on May 15 and November 15 of each year. The effective interest rate for the liability component of this debt is 9.75%.
Holders of these notes may convert their notes from August 15, 2017 up to the close of business on the second scheduled trading day immediately preceding the maturity date (the “Conversion Period”), subject to certain conditions. Upon a conversion, we will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation that is in excess of the aggregate principal amount of the notes being converted. The conversion rate initially is 85.5688 shares of our common stock per $1,000 principal amount of notes (corresponding to an initial conversion price of approximately $11.69 per share of common stock prior to the consideration of the capped call transactions discussed below). The conversion rate is subject to adjustment in certain events, but is not adjusted for any accrued and unpaid interest. In addition, following certain corporate events, we will, under certain circumstances increase the conversion rate for a holder who elects to convert their notes in connection with that corporate event. At December 31, 2014, we had approximately 51 million shares reserved to cover the potential issuance of shares under the Convertible Senior Notes due 2017.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

During the three-month period ended December 31, 2014, our closing stock price exceeded the thresholds required for the holders of our Convertible Senior Notes due 2017 to be able to exercise their conversion rights during the three-month period ending March 31, 2015. See “—Convertible Senior Notes due 2017 and 2019” below for information on accounting considerations related to convertible debt instruments that may be settled in cash upon conversion, including the balance sheet classification of the equity component of certain convertible debt instruments, such as the Convertible Senior Notes due 2017, that require the issuer to settle the aggregate principal amount of the notes in cash.
In connection with the November 2010 offering of the convertible notes, we also entered into capped call transactions with an affiliate of Morgan Stanley, whose obligations have been guaranteed by Morgan Stanley. The capped call transactions are intended to offset the potential dilution to our common stock and/or any potential cash payments that may be required to be made by us upon conversion of the notes in excess of the principal amount of the notes, up to a stock price of approximately $14.11 per share, which is the initial cap on the counterparty’s share delivery obligation under the call options. If the market value per share of our common stock, as measured under the terms of the capped call transactions, exceeds the applicable cap price of the capped call transactions, the number of shares of our common stock and/or the amount of cash we expect to receive upon the exercise of the capped call transactions will be capped and the anti-dilutive and/or offsetting effect of the capped call transactions will be limited. We paid approximately $46.1 million from the net proceeds from the issuance and sale of the convertible notes to purchase the capped call transactions.
The premium paid for the capped call transactions is recorded in additional paid-in capital in accordance with the accounting standard for derivative financial instruments indexed to, and potentially settled in, an entity’s own common stock and the accounting standard for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.
Convertible Senior Notes due 2019. In March 2013, we issued $400 million principal amount of 2.25% Convertible Senior Notes due 2019 and received proceeds of approximately $389.8 million, net of underwriting expenses. Interest is payable semi-annually on March 1 and September 1 of each year. The effective interest rate for the liability component of this debt is 6.25%.
At any time on or after March 8, 2016, we may redeem all or part of the notes, but only if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on, and including, the trading day prior to the date we provide notice of redemption exceeds 130% of the conversion price in effect on each such trading day. The redemption price will be equal to 100% of the unpaid principal amount of the notes to be redeemed, plus accrued and unpaid interest. At December 31, 2014, we had approximately 50 million shares reserved to cover the potential issuance of shares under the Convertible Senior Notes due 2019.
Holders of the notes will be able to convert the notes, at their option, before the close of business on the business day immediately preceding December 1, 2018, only under the following circumstances:

1.
During any calendar quarter commencing after March 31, 2013 (and only during such calendar quarter), if the last reported sale price of our common stock for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, is greater than or equal to 130% of the applicable conversion price on each applicable trading day. During the calendar quarter ended December 31, 2014, the sale price of our common stock met this criteria and therefore, the holders of the notes currently are able to convert the notes, at their option, during the first calendar quarter of 2015;

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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

During the three-month period ended December 31, 2014, our closing stock prices exceeded the thresholds required for the holders of our Convertible Senior Notes due 2019 to be able to exercise their conversion rights during the three-month period ending March 31, 2015. Upon a conversion, we will satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The conversion rate initially is 94.3396 shares of our common stock per $1,000 principal amount of notes (corresponding to an initial conversion price of approximately $10.60 per share of common stock). The conversion rate is subject to adjustment in certain events, but will not be adjusted for accrued and unpaid interest. In addition, following certain corporate events, we will, under certain circumstances, increase the conversion rate for a holder who elects to convert its notes in connection with that corporate event.
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
In any period when holders of the Convertible Senior Notes due 2017 are eligible to exercise their conversion option, the related equity component is reflected as mezzanine (temporary) equity rather than permanent equity, because we are required to settle the aggregate principal amount of the notes in cash. This equity component is the difference between (1) the amount of cash deliverable upon conversion (i.e., par value of debt) and (2) the carrying value of the debt.
During the three-month period ended December 31, 2014, our closing stock prices exceeded the thresholds required for the holders of our Convertible Senior Notes due 2017 to be able to exercise their conversion rights during the three-month period ending March 31, 2015. As a result, at December 31, 2014, the equity component related to our Convertible Senior Notes due 2017 was reclassified from permanent equity to mezzanine (temporary) equity as “equity component of currently redeemable convertible senior notes.” We will evaluate whether the conversion threshold requirements have been met on a quarterly basis, and will report the equity component related to our Convertible Senior Notes due 2017 as temporary equity for any period in which the debt remains currently convertible.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

Issuance and transaction costs incurred at the time of the issuance of the convertible notes are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The convertible notes are reflected on our consolidated balance sheets as follows:

	Convertible Senior Notes due 2017			Convertible Senior Notes due 2019
	December 31,			December 31,
(In thousands)	2014		2013	2014		2013
Liability component:
Principal	$450,000		$450,000	$400,000		$400,000
Debt discount, net (1)	(74,690)		(96,202)	(57,989)		(69,818)
Net carrying amount	$375,310		$353,798	$342,011		$330,182

Equity component of currently redeemable convertible senior notes	$74,690		$—	$—		$—

Equity component (net of tax impact) (2)	$(9,011)	(3)	$65,679	$77,026	(4)	$77,026	(4)
__________________

(1)	Included within long-term debt and is being amortized over the life of the convertible notes.

(2)	Amount included within additional paid-in capital, net of the capped call transactions (Convertible Senior Notes due 2017) and related issuance costs (Convertible Senior Notes due 2017 and 2019).

(3)	Primarily represents the deferred tax amount related to this transaction due to the reclassification of the debt discount to temporary equity.

(4)	There was no net tax impact recorded in equity related to the Convertible Senior Notes due 2019, as a result of our full valuation allowance at the time the debt was issued.
The following table sets forth total interest expense recognized related to the convertible notes for the periods indicated:

	Convertible Senior Notes due 2017		Convertible Senior Notes due 2019
	December 31,		December 31,
	2014	2013	2014	2013
(In thousands)
Contractual interest expense	$13,500	$13,500	$9,000	$7,425
Amortization of debt issuance costs	1,226	1,157	1,282	1,025
Amortization of debt discount	21,512	19,544	11,829	9,223
Total interest expense	$36,238	$34,201	$22,111	$17,673
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

Furthermore, the indentures for the Convertible Senior Notes due 2017 and 2019 include, among other terms, provisions under which the bankruptcy of Radian Group or the appointment of a receiver for Radian Group or for certain of its subsidiaries or other material assets would constitute an event of default under the indentures. Upon such a default, the note holders of the Convertible Senior Notes due 2017 or 2019 could declare the applicable notes due and payable (which may, under certain circumstances, be automatically accelerated), which would constitute an event of default under the indentures for the Senior Notes due 2017 and 2019. Certain events could cause our applicable insurance regulator to appoint a receiver for our insurance subsidiaries. If this occurred, it would, unless waived by a majority of the applicable note holders, constitute an event of default under the indentures for the Convertible Senior Notes due 2017 and 2019, and therefore, also cause an event of default under the indentures for the Senior Notes due 2017 and the Senior Notes due 2019.

12. Accumulated Other Comprehensive Income
The following table shows the rollforward of AOCI as of the periods indicated:

	Year Ended December 31, 2014
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$57,345	$19,962	$37,383
OCI:
Net foreign currency translation adjustments	(326)	(100)	(226)
Unrealized gains on investments:
Unrealized holding gains arising during the period	21,204	7,554	13,650
Less: Reclassification adjustment for net losses included in net income (1)	(1,599)	(560)	(1,039)
Net unrealized gains on investments	22,803	8,114	14,689
Net unrealized losses from investments recorded as assets held for sale	(329)	(27)	(302)
OCI	22,148	7,987	14,161
Net actuarial loss	(285)	(226)	(59)
Balance at end of period	$79,208	$27,723	$51,485

	Year Ended December 31, 2013
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$24,904	$8,809	$16,095
OCI:
Unrealized gains on investments:
Unrealized holding gains arising during the period	29,460	10,311	19,149
Less: Reclassification adjustment for net gains included in net loss (1)	1,285	629	656
Net unrealized gains on investments	28,175	9,682	18,493
Net unrealized gains from investments recorded as assets held for sale	3,961	1,364	2,597
OCI	32,136	11,046	21,090
Net actuarial gain	305	107	198
Balance at end of period	$57,345	$19,962	$37,383

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

	Year Ended December 31, 2012
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$12,039	$639	$11,400
OCI:
Net foreign currency translation adjustments	(11)	(4)	(7)
Unrealized gains on investments:
Unrealized holding gains arising during the period	18,870	6,604	12,266
Less: Reclassification adjustment for net gains included in net loss (1)	7,796	878	6,918
Net unrealized gains on investments	11,074	5,726	5,348
Net unrealized gains from investments recorded as assets held for sale	2,045	2,533	(488)
OCI	13,108	8,255	4,853
Net actuarial loss	(243)	(85)	(158)
Balance at end of period	$24,904	$8,809	$16,095
_________________________

(1)	Included in net gains (losses) on investments on our consolidated statements of operations.

13. Income Taxes
The components of our consolidated income tax benefit from continuing operations are as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Current (benefit) provision	$(26,575)	$352	$(56,140)
Deferred (benefit) provision	(825,843)	(31,847)	7,817
Total income tax benefit	$(852,418)	$(31,495)	$(48,323)
The reconciliation of taxes computed at the statutory tax rate of 35% to the benefit for income taxes on continuing operations is as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Provision (benefit) for income taxes computed at the statutory tax rate	$142,504	$(60,671)	$(95,350)
Change in tax resulting from:
Tax-exempt municipal bond interest and dividends received deduction (net of proration)	(1,286)	(1,494)	(1,818)
Foreign tax expense (benefit)	270	(1)	54
State tax (benefit) expense	(693)	1,460	4,002
Unrecognized tax expense (benefit)	407	1,696	(2,906)
Deferred inventory adjustment related to fair value of derivatives and other financial instruments	—	—	(23,217)
Valuation allowance	(995,008)	24,546	71,072
Other, net	1,388	2,969	(160)
Benefit for income taxes	$(852,418)	$(31,495)	$(48,323)

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

The significant components of our net deferred tax assets and liabilities from continuing operations are summarized as follows:

	December 31,
(In thousands)	2014	2013
DTAs:
Accrued expenses	$60,858	$74,968
Unearned premiums	82,800	50,779
PDR	780	625
NOL	475,095	628,573
Differences in fair value of derivative and other financial instruments	—	31,812
Rescission premium	3,151	5,964
State and Local NOL Carryforwards	34,851	33,095
Foreign tax credit carryforward	6,015	6,015
Depreciation	70	6,783
Partnership investments	74,179	74,569
Loss reserves	6,362	13,586
Outside basis difference of investment in subsidiary	14,084	—
Foreign currency	97	—
Alternative minimum tax credit carryforward	2,286	—
Other	37,878	31,547
Total DTAs	798,506	958,316
DTLs:
Deferred policy acquisition costs	4,203	10,410
Convertible and other long-term debt	38,750	47,579
Differences in fair value of derivative and other financial instruments	352	—
Net unrealized gain on investments	26,145	18,163
Foreign currency	—	18
Other	10,981	5,609
Total DTLs	80,431	81,779
Less: Valuation allowance	17,874	858,635
Net DTA	$700,201	$17,902
As of December 31, 2014, we recorded a net current income tax payable of approximately $132.8 million, which primarily consists of liabilities related to applying the standards of accounting for uncertainty in income taxes and a current federal income tax recoverable of approximately $3.5 million. Before consideration of uncertain tax positions, we have approximately $1.5 billion of U.S. NOL Carryforwards, $6.0 million of foreign tax credit carryforwards and approximately $2.3 million of alternative minimum tax credit carryforwards as of December 31, 2014. To the extent not utilized, the U.S. NOL Carryforwards will expire during tax years 2028 through 2032 and the foreign tax credit carryforwards will expire during tax years 2018 through 2020. The alternative minimum tax credit carryforwards have no expiration date. Certain entities within our consolidated group have also generated DTAs of approximately $34.9 million relating to state and local NOL Carryforwards, which if unutilized, will expire during various future tax periods.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

Since December 31, 2010, when we initially concluded that a valuation allowance was required against substantially all of our existing net DTA, as required under the accounting standard regarding accounting for income taxes, we have continued to weigh the potential effect of positive and negative evidence at each balance sheet date, giving consideration as to whether that evidence is objectively verifiable and thus how much weight shall be given to that evidence. The primary negative evidence that has been considered has been our cumulative losses in recent years and potential stress scenarios with respect to our forecasts of future taxable income. We also consider positive evidence when assessing the need for a valuation allowance, such as future reversals of existing taxable temporary differences, future projections of taxable income, taxable income within the applicable carryback and carryforward periods, and potential tax planning strategies. The recognition of our DTA ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. Factors impacting the reversal of our valuation allowance include the continued improvement in operating results and increased certainty regarding our projected incurred losses, as discussed in more detail below, and our ability to sustain profitability over a significant time period in amounts that are sufficient to support a conclusion that it is more likely than not that all or a portion of our DTAs will be realized.
During 2013 and 2014, we experienced significant positive trends in our mortgage insurance portfolio and in our core operating results. These positive trends are objectively verifiable as evidenced by GAAP operating profitability, reductions in mortgage insurance defaults and claims submitted, and improvement in the composition of our insured portfolio. In December 2014, we executed an agreement of sale for our wholly-owned financial guaranty subsidiary, Radian Asset Assurance. Based on expected net proceeds of approximately $790 million, while the pending Radian Asset Assurance sale generated a discrete GAAP pre-tax loss of approximately $468 million during the fourth quarter of 2014, it also reduces uncertainty of future results related to potential future defaults on these exposures.
Although the accounting standard regarding accounting for income taxes indicates that cumulative losses are a strong indicator of negative evidence, it does not define this term or the length of time to consider when calculating a cumulative loss position. While not a bright line, three years (i.e., current year plus two preceding years) is typically considered a reasonable starting point. We calculate our cumulative loss position as the cumulative pre-tax earnings (loss) for the most recent three years, adjusted for permanent differences and changes in OCI. As of December 31, 2014, our cumulative loss position was approximately $16 million, which represents a significant decrease from the cumulative loss as of December 31, 2010, when the valuation allowance was first established, of approximately $2.8 billion.
In evaluating negative evidence, consideration was also given to the U.S. NOL Carryforward period which extends through the end of 2028. Based on management’s projections, including adverse scenarios considered in our sensitivity analysis, we expect to utilize the NOL Carryforward of approximately $1.5 billion within several years. Additionally, we currently have no Internal Revenue Code Section 382 (“Section 382”) or other limitations on our ability to utilize our existing NOL.
After analyzing all positive and negative evidence available as noted above, we believe there is significant positive, objectively verifiable evidence that outweighs all negative evidence and supports a conclusion that it is more-likely-than-not that substantially all of the Company’s DTAs will be realized. In evaluating the weight of evidence, we considered the concept of “core earnings” and the potential profitability of such earnings. Absent the uncertainty and conditions existing in previous years and given the ability to generate profits based on our improved book of business, forecasts related to our core business are significantly more positive, and more certain, than in prior years. In reaching our conclusions, we determined that certain non-insurance entities within the Group may continue to generate taxable losses on a separate company basis in the near term and may not be able to utilize certain state and local NOLs on their state and local tax returns. Therefore, we continue to believe that a valuation allowance of approximately $17.9 million with respect to DTAs relating to these state and local NOLs is appropriate.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

Our ability to fully use our tax assets such as NOLs and tax credit Carryforwards would be substantially limited if we experience an “ownership change” within the meaning of Section 382. Section 382 rules governing when a change in ownership occurs are complex and subject to interpretation; however, in general, an ownership change would occur if any five percent shareholders, as defined under Section 382, collectively increase their ownership by more than 50 percentage points over a rolling three-year period. As of December 31, 2014, we have not experienced an ownership change under Section 382. However, if we were to experience a change in ownership under Section 382 in a future period, then we may be limited in our ability to fully utilize our NOL and tax credit Carryforwards in future periods.
On October 8, 2009, we adopted the Plan, which, as amended, was approved by our stockholders at our 2010 and 2013 annual meetings. We also adopted the Bylaw Amendment and at our 2010 annual meeting, our stockholders approved the Charter Amendment, which our stockholders reapproved at our 2013 annual meeting. The Plan, the Bylaw Amendment and the Charter Amendment were implemented in order to protect our ability to utilize our NOLs and other tax assets and prevent an “ownership change” under U.S. federal income tax rules by restricting or discouraging certain transfers of our common stock that would: (i) create or result in a person becoming a five-percent shareholder under Section 382; or (ii) increase the stock ownership of any existing five-percent shareholder under Section 382.
We are contesting adjustments resulting from the examination by the IRS of our 2000 through 2007 consolidated federal income tax returns. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests and proposed adjustments denying the associated tax benefits of these items. We appealed the proposed adjustments to Appeals and made “qualified deposits” with the U.S. Treasury of approximately $85 million in June 2008 relating to the 2000 through 2004 tax years and approximately $4 million in May 2010 relating to the 2005 through 2007 tax years in order to avoid the accrual of above-market-rate interest with respect to the proposed adjustments.
We made several attempts to reach a compromised settlement with Appeals, but in January 2013, we were notified that Appeals had rejected our latest settlement offer and planned to issue formal Notices of Deficiency (known as “90-day letters”). On September 4, 2014, we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties related to the REMIC matters of approximately $157 million and exclude any potential benefit related to our NOL carryback ability. As of December 31, 2014, there also would be interest of approximately $115 million related to these matters. Depending on the outcome, additional state income taxes, penalties and interest (estimated in the aggregate to be approximately $30 million as of December 31, 2014) also may become due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of approximately $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We currently believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim. On December 3, 2014, we petitioned the U.S. Tax Court to litigate the Deficiency Amount. The litigation could take several years to resolve and may result in substantial legal expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached. We believe that an adequate provision for income taxes has been made for the potential liabilities that may result from this matter. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.
As of December 31, 2014, we have approximately $61.1 million of unrecognized tax benefits, including approximately $60.9 million of interest and penalties, that would affect the effective tax rate, if recognized. Our policy for the recognition of interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision (benefit), of which approximately $2.5 million, $5.4 million and ($0.8) million were recorded as of December 31, 2014, 2013 and 2012, respectively.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

	Year Ended December 31,
(In thousands)	2014	2013
Balance at beginning of period	$119,236	$114,013
Tax positions related to the current year:
Increases	2,352	2,363
Tax positions related to prior years:
Increases	24,361	29,962
Decreases	(1,546)	(3,615)
Lapses of applicable statute of limitation	(24,180)	(23,487)
Balance at end of period	$120,223	$119,236
In previous years, we took a return position in various jurisdictions that we are not required to remit taxes with regard to the income generated from our investment in certain partnership interests. Although we believe that these tax positions are more likely than not to succeed if adjudicated, measurement of the potential amount of liability for state and local taxes and the potential for penalty and interest thereon is performed on a quarterly basis. Our net unrecognized tax benefits related to prior years increased by approximately $22.8 million during 2014. This net increase primarily reflects the impact of unrecognized tax benefits associated with our recognition of certain premium income. Although unrecognized tax benefits for this item decreased by approximately $24.2 million due to the expiration of the applicable statute of limitations for the taxable period ended December 31, 2010, the related amounts continued to impact subsequent years resulting in a corresponding increase to the unrecognized tax benefits related primarily to the 2011 taxable year.
As discussed above, in December 2014, we petitioned the U.S. Tax Court to litigate the IRS Notices of Deficiency received on September 4, 2014. Over the next 12 months, if we determine that a compromised settlement cannot be reached with the IRS, then it is estimated that approximately $73.6 million of unrecognized tax benefits in the above tabular reconciliation may be reversed pursuant to the accounting standard for uncertain tax positions.
In the event we are not successful in defense of our tax positions taken for U.S. federal income tax purposes, and for which we have recorded unrecognized tax benefits, then such adjustments originating in NOL or NOL carryback years may serve as a reduction to our existing NOL.
The following calendar tax years, listed by major jurisdiction, remain subject to examination:

U.S. Federal Corporation Income Tax	2000 - 2007(1), 2011 - 2013
Significant State and Local Jurisdictions (2)	1999 - 2013
_________________________

(1)
We petitioned the U.S. Tax Court to litigate the IRS Notices of Deficiency resulting from the examination of our 2000 through 2007 consolidated federal income tax returns. This litigation relates to the recognition of certain tax benefits associated with our investment in a portfolio of non-economic REMIC residual interests.

(2)	Arizona, California, Florida, Georgia, New York, Ohio, Pennsylvania and New York City.

14. Statutory Information
We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. Required statutory accounting practices include a variety of publications of the NAIC as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of December 31, 2014, our use of any prescribed or permitted statutory accounting practices did not result in reported statutory surplus or risk-based capital being significantly different from what would have been reported had NAIC statutory accounting practices been followed.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

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
Radian Group serves as the holding company for our insurance subsidiaries, through which we conduct our mortgage insurance business. These insurance subsidiaries are subject to comprehensive, detailed regulation by the insurance departments in the various states where our insurance subsidiaries are domiciled or licensed to transact business. Insurance laws vary from state to state, but generally grant broad supervisory powers to state agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business. The state insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations, as described in Note 1 and below. Our failure to maintain adequate levels of capital could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition. As of December 31, 2014, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $2.2 billion of our consolidated net assets.
The ability of Radian Guaranty, RMAI, Radian Insurance, Radian Mortgage Insurance and RGRI to pay dividends on their common stock is restricted by certain provisions of the insurance laws of Pennsylvania, their state of domicile. Under Pennsylvania’s insurance laws, dividends and other distributions may only be paid out of an insurer’s positive unassigned surplus, measured as of the end of the prior fiscal year, unless the Pennsylvania Insurance Commissioner approves the payment of dividends or other distributions from another source. Radian Guaranty, RMAI, Radian Insurance, Radian Mortgage Insurance and RGRI had negative unassigned surplus at December 31, 2014 of $715.7 million, $161.5 million, $279.5 million, $46.0 million and $341.2 million, respectively, compared to negative unassigned surplus of $623.1 million, $161.0 million, $305.0 million, $69.1 million and $360.7 million, respectively, at December 31, 2013. If any of these insurers had positive unassigned surplus as of the end of the prior fiscal year, unless the prior approval of the Pennsylvania Insurance Commissioner is obtained, such insurer only may pay dividends or other distributions during any 12-month period in an aggregate amount less than or equal to the greater of: (i) 10% of the preceding year-end statutory policyholders’ surplus; or (ii) the preceding year’s statutory net income. Due to the negative unassigned surplus at the end of 2014, no dividends or other distributions can be paid from Radian Guaranty, RMAI, Radian Insurance, Radian Mortgage Insurance or RGRI in 2015, without approval from the Pennsylvania Insurance Commissioner. None of Radian Guaranty, RMAI, Radian Insurance, Radian Mortgage Insurance or RGRI paid any dividends in 2014 or 2013.
Radian Guaranty
Radian Guaranty is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of credit insurance, which includes the authority to write mortgage guaranty insurance. It is a monoline insurer, restricted to writing only residential mortgage guaranty insurance.
Radian Guaranty’s statutory net income (loss), statutory policyholders’ surplus and contingency reserve as of or for the years ended December 31, 2014, 2013 and 2012 were as follows:

	December 31,
(In millions)	2014	2013	2012
Statutory net income (loss)	$273.7	$(23.8)	$(175.9)
Statutory policyholders’ surplus	1,325.2	1,317.8	926.0
Contingency reserve	389.4	23.0	—

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

Radian Guaranty’s Risk-to-capital calculation appears in the table below. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus (i.e., statutory capital and surplus) plus statutory contingency reserves.

	December 31,
	2014	2013
($ in millions)
RIF, net (1)	$30,615.7	$26,128.2

Statutory policyholders’ surplus	$1,325.2	$1,317.8
Contingency reserve	389.4	23.0
Statutory capital	$1,714.6	$1,340.8

Risk-to-capital	17.9:1	19.5:1
_______________________

(1)	Excludes risk ceded through reinsurance contracts (to third parties and affiliates) and RIF on defaulted loans.
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
Radian Guaranty was in compliance with the Statutory RBC Requirements or MPP Requirements, as applicable, in each of the RBC States as of December 31, 2014. See Note 1 for information regarding the Statutory RBC Requirements and MPP Requirements as well as the new, proposed GSE eligibility requirements that were issued in the form of the proposed PMIERs for public comment on July 10, 2014.
The reduction in Radian Guaranty’s Risk-to-capital in 2014 was primarily due to increases in statutory net income and contingency reserves, as well as a $100 million capital contribution from Radian Group, partially offset by an increase in net RIF at Radian Guaranty and a reduction in Radian Guaranty’s carrying value of Radian Asset Assurance to its estimated fair value less costs to sell.
RGRI
RGRI is a monoline insurer restricted to writing only mortgage guaranty insurance or reinsurance. RGRI is not licensed or authorized to write direct mortgage guaranty insurance in any states other than Pennsylvania and Texas. RGRI is required to maintain a minimum statutory surplus of $20 million to remain an authorized reinsurer in all states.
RGRI’s statutory net income, statutory policyholders’ surplus and contingency reserve as of and for the years ended December 31, 2014, 2013 and 2012 were as follows:

	December 31,
(In millions)	2014	2013	2012
Statutory net income	$62.5	$55.5	$16.0
Statutory policyholders’ surplus	78.8	59.3	42.3
Contingency reserve	81.4	38.5	—

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

Radian Group’s U.S. consolidated federal income tax returns, which include RGRI’s federal income tax returns, have been under examination by the IRS for tax years 2000 through 2007. We are currently contesting proposed adjustments resulting from the IRS examination of these tax years. Effective December 31, 2011, Radian Group and RGRI entered into an Assumption and Indemnification Agreement with regard to RGRI’s portion of the Deficiency Amounts. As of December 31, 2014, approximately $163 million would be indemnified under this agreement if the Deficiency Amounts are ultimately sustained. This indemnification agreement was made in lieu of an immediate capital contribution to RGRI that otherwise would have been required for RGRI to maintain its minimum statutory policyholders’ surplus requirements in light of the remeasurement as of December 31, 2011 of uncertain tax positions related to the portfolio of REMIC residual interests. There remains significant uncertainty with regard to the amount and timing of any resolution with the IRS. See Note 13 for further information regarding the examination by the IRS for the 2000 through 2007 tax years.
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
Radian Insurance is required to maintain a minimum statutory surplus of $20 million to remain an authorized reinsurer in all states. Radian Insurance’s statutory net income, statutory policyholders’ surplus and contingency reserve as of and for the years ended December 31, 2014, 2013 and 2012 were as follows:

	December 31,
(In millions)	2014	2013	2012
Statutory net income	$32.0	$26.5	$58.0
Statutory policyholders’ surplus	256.3	230.8	218.6
Contingency reserve	46.7	35.5	20.6
Radian Mortgage Insurance
Radian Mortgage Insurance is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of credit insurance, which includes the authority to reinsure policies of mortgage guaranty insurance, and is only licensed or authorized to write direct mortgage guaranty insurance in Pennsylvania and Arizona.
Radian Mortgage Insurance is required to maintain a minimum statutory surplus of $20 million to remain an authorized reinsurer in all states. Radian Mortgage Insurance’s statutory net income, statutory policyholders’ surplus and contingency reserve as of and for the years ended December 31, 2014, 2013 and 2012 were as follows:

	December 31,
(In millions)	2014	2013	2012
Statutory net income	$18.9	$18.1	$1.7
Statutory policyholders’ surplus	121.1	98.0	81.8
Contingency reserve	12.6	6.9	—
RMAI
RMAI is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of credit insurance, which includes the authority to write mortgage guaranty insurance. It is a monoline insurer restricted to writing only residential mortgage guaranty insurance. RMAI is not currently writing mortgage guaranty insurance and had no RIF as of December 31, 2014.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

As a Pennsylvania domiciled insurer, RMAI is required to maintain statutory-basis capital and surplus of $1.125 million. Radian Group and RMAI are parties to a guaranty agreement, which provides that Radian Group will make sufficient funds available to RMAI to ensure that RMAI has a minimum of $5 million of statutory policyholders’ surplus evaluated quarterly. RMAI’s statutory net (loss) income and statutory policyholders’ surplus as of and for the years ended December 31, 2014, 2013 and 2012 were as follows:

	December 31,
(In millions)	2014	2013	2012
Statutory net (loss) income	$(0.5)	$(0.5)	$2.0
Statutory policyholders’ surplus	17.5	18.0	18.5
Radian Investor Surety Inc.
In July 2014, we invested $20 million to capitalize a newly formed, Pennsylvania domiciled wholly-owned insurance subsidiary of Radian Group. The strategic objective of this investment is to offer various mortgage credit-related products, which are currently in a developmental stage. Their statutory policyholders’ surplus as of December 31, 2014 was approximately $20 million and there is no RIF as of December 31, 2014.
Radian Asset Assurance
Radian Asset Assurance is domiciled and licensed in New York as a monoline financial guaranty insurer. It is also licensed under the New York insurance laws to write some types of surety insurance and credit insurance. On December 22, 2014, Radian Guaranty entered into the Radian Asset Assurance Stock Purchase Agreement to sell Radian Asset Assurance. See Note 3 for additional information related to discontinued operations.
Radian Asset Assurance’s ability to pay dividends to its parent, Radian Guaranty, is restricted by certain provisions of the insurance laws of New York. Under the New York insurance laws, Radian Asset Assurance may only pay dividends from statutory earned surplus. Without the prior approval from the NYSDFS, Radian Asset Assurance can only pay a dividend, which when totaled with all other dividends declared or distributed by it during the preceding 12 months, is the lesser of 10% of its statutory policyholders’ surplus, as shown by its last statement on file with the NYSDFS, or 100% of statutory adjusted net investment income during such period. In addition, the NYSDFS, in its discretion, may approve an Extraordinary Dividend. In July 2014, July 2013 and July 2012, Radian Asset Assurance paid dividends of $150.0 million, $36.0 million and $54.0 million, respectively, to Radian Guaranty. As of December 31, 2014, Radian Asset Assurance maintained claims paying resources of $1.4 billion, which consists of statutory policyholders’ surplus of $1.1 billion, plus contingency reserves, Unearned Premium Reserves, the present value of installment premiums and loss and LAE reserves. As a result of the pending sale of Radian Asset Assurance to Assured, which is expected to occur in the first half of 2015, we do not expect Radian Asset Assurance to distribute any additional ordinary dividends to Radian Guaranty or to request any further NYSDFS approval for an Extraordinary Dividend prior to the completion of the sale.
New York insurance law also establishes aggregate risk limits on the basis of aggregate net liability as compared with statutory capital. “Aggregate net liability” is a risk-based calculation based on outstanding principal and interest of guaranteed obligations insured, net of qualifying reinsurance and collateral. Under these limits, statutory policyholders’ surplus and contingency reserves must not be less than a percentage of aggregate net liability equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for certain municipal obligations to 4% for certain non-investment grade obligations. As of December 31, 2014, the aggregate net liability of Radian Asset Assurance was significantly below the applicable limit.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

In accordance with New York insurance law, financial guaranty insurance companies are required to establish a contingency reserve equal to the greater of 50% of premiums written or a stated percentage of the principal guaranteed, ratably over 15 to 20 years dependent upon the category of obligation insured. Contingency reserves may be discontinued if the total reserve established for all categories of obligations exceeds the sum of the stated percentages for such categories multiplied by the unpaid principal guaranteed. The contingency reserve may be released with regulatory approval to the extent that losses in any calendar year exceed a pre-determined percentage of earned premiums for such year, with the percentage threshold dependent upon the category of obligation insured. Such reserves may also be released, subject to regulatory approval in certain instances, upon demonstration that the reserve amount is excessive in relation to the outstanding obligations. Reinsurers are required to establish a contingency reserve equal to their proportionate share of the reserve established by the ceding company. Also under SAP, case reserves are required to be established in the year in which a default occurs based on the guarantor’s best estimate of ultimate loss payment, rather than when the probability weighted expected net cash out flows exceed unearned premium reserves.
Radian Asset Assurance’s statutory net income, statutory policyholders’ surplus and contingency reserve as of and for the years ended December 31, 2014, 2013 and 2012 were as follows:

	December 31,
(In millions)	2014	2013	2012
Statutory net income	$12.6	$24.9	$103.3
Statutory policyholders’ surplus	1,138.9	1,198.0	1,144.1
Contingency reserve	189.1	264.0	300.1
The differences between the statutory financial statements and financial statements presented on a GAAP basis represent differences between GAAP and SAP for the following reasons:

(a)
Under SAP, mortgage guaranty insurance companies are required each year to establish a contingency reserve equal to 50% of premiums earned in such year. Such amount must be maintained in the contingency reserve for 10 years, after which time it is released to unassigned surplus. Prior to 10 years, the contingency reserve may be reduced with regulatory approval to the extent that losses in any calendar year exceed 35% of earned premiums for such year.

(b)
Under SAP, insurance policy acquisition costs are charged against operations in the year incurred. Under GAAP, such costs, other than those incurred in connection with the origination of derivative contracts, are deferred and amortized.

(c)
Under SAP, income tax expense is calculated on the basis of amounts currently payable. Generally, DTAs are recorded under both SAP and GAAP when it is more likely than not that the DTA will be realized. However, SAP standards impose additional admissibility requirements whereby DTAs are only recorded to the extent they are expected to be recovered within a one- to three-year period subject to a capital and surplus limitation. Changes in DTAs and DTLs are recognized as a direct benefit or charge to unassigned surplus, whereas under GAAP changes in DTAs and DTLs, except for changes in unrealized gains and losses on available-for-sale securities, are recorded as a component of income tax expense.

(d)
Under SAP, investment grade fixed-maturity investments are valued at amortized cost and below-investment grade securities are carried at the lower of amortized cost or market value. Under GAAP, those investments that the statutory insurance entities do not have the ability or intent to hold to maturity are considered to be either available for sale or trading securities and are recorded at fair value, with the unrealized gain or loss recognized, net of tax, as an increase or decrease to stockholders’ equity or current operations, as applicable.

(e)	Under SAP, certain assets, designated as non-admitted assets, are charged directly against statutory surplus. Such assets are reflected on our GAAP financial statements.

(f)
Prior to January 1, 2013, under SAP, the accounting standard regarding share-based payments was not applicable, with regard to the recognition and measurement of stock option issuances. However, effective January 1, 2013, the NAIC adopted SSAP No. 104, Share-Based Payments (“SSAP 104”), on a prospective basis. Therefore, expenses related to stock options granted subsequent to the date of adoption of SSAP 104 are recognized under SAP but expenses related to stock options granted prior to the date of adoption continue to not be recognized under SAP. Expenses related to stock options, regardless of the date of grant, are reflected on our GAAP financial statements in accordance with this standard.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

(g)
Under SAP, certain financial guaranty contracts are not considered derivative instruments and any fair value adjustments are not recognized in the financial statements, except for changes associated with known credit losses. Under GAAP, derivative instruments that are considered credit default swaps are considered derivative instruments, measured at fair value and recognized as either assets or liabilities in the financial statements with changes in the fair value recorded in current earnings.

(h)
Under SAP, derivatives are measured at fair value, with changes in the fair value recorded directly to surplus. Under GAAP, derivatives are measured at fair value and recognized as either assets or liabilities in the financial statements with changes in the fair value recorded in current earnings.

(i)
Under SAP, the accounting standard regarding accounting for transfers and servicing of financial assets and extinguishment of liabilities and the accounting standard regarding consolidation of VIEs are not applicable.

(j)
Under SAP, premiums written on a multi-year basis are initially deferred as unearned premiums. A portion of the premium written, which corresponds to the insurance policy acquisition costs, is earned immediately and the remaining premiums written are earned over the policy term. Under GAAP, these premiums written on a multi-year basis are initially deferred as unearned premiums and are earned over the policy term.

(k)
Under SAP, capital contributions satisfied by receipt of cash or readily marketable securities subsequent to the balance sheet date but prior to the filing of the statutory financial statement are treated as a recognized subsequent event and, as such, are considered an admitted asset based on the evidence of collection and approval of the domiciliary commissioner. Under GAAP, such capital contributions are treated as a nonrecognized subsequent event.

15. Share–Based and Other Compensation Programs
On May 14, 2014, our stockholders approved a new equity compensation plan, the 2014 Equity Plan, pursuant to which we grant equity awards. The 2014 Equity Plan replaced our prior equity plan, the 2008 Equity Compensation Plan. We also have awards outstanding under the 1995 Equity Plan, which preceded the 2008 Equity Plan. In adopting the 2014 Equity Plan, we agreed not to grant any new awards under the 2008 Equity Plan. The last awards granted pursuant to the 2008 and 1995 Equity Plans were granted in 2014 and 2008, respectively. All awards granted under the Equity Plans have been in the form of non-qualified stock options, restricted stock, RSUs, SARs, phantom stock and performance share awards. The maximum contractual term for all awards under the Equity Plans is 10 years.
The 2014 Equity Plan authorizes the issuance of up to 6,416,180 shares of our common stock, plus such number of shares of common stock subject to outstanding awards that are payable in shares under the 2008 Equity Plan and which awards subsequently terminate, expire or are cancelled (“Prior Plan Shares”). There were 4,240,002 shares remaining available for grant under the 2014 Equity Plan as of December 31, 2014 (the “share reserve”). Each grant of restricted stock, RSUs, or performance share awards under the 2014 Equity Plan (other than those settled in cash) reduces the reserve available for grant under the 2014 Equity Plan by 1.31 shares for every share subject to such grant. Awards under the 2014 Equity Plan that provide for settlement solely in cash (and not common shares) do not count against the share reserve. Absent this reserve adjustment for restricted stock, RSUs, phantom stock or performance share awards, our shares remaining available for grant under the 2014 Equity Plan would have been 4,728,559 shares as of December 31, 2014.
Unless otherwise described below, awards under the Equity Plans include the following terms:

•
Generally, stock options and SARs vest 50% on each of the third and fourth anniversaries of the grant date, while restricted stock, RSUs and performance share awards vest 100% on the third anniversary of the grant date. All awards require the grantee to remain in service with us through the vesting period, except in the event of the grantee’s death, disability, retirement or upon a change of control.

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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

•
Awards granted under the Equity Plans provide for “double trigger” vesting in the event of a change of control, meaning that awards will vest in connection with a change of control only in the event the grantee’s employment is terminated by us without cause or the grantee terminates employment for “good reason,” in each case within 90 days before or one year after the change of control.

In the event of a hypothetical change of control as of December 31, 2014, we estimate that the vesting of awards would have resulted in a pretax accounting charge to us of approximately $17.5 million, representing the acceleration of compensation expense assuming all “double trigger” vesting occurred.
We use the Monte Carlo valuation model to determine the fair value of all cash-settled awards where stock price is a factor in determining the vesting, as well as for cash- or equity-settled performance awards where there exists a similar stock price-based market condition (we refer to these awards as “Market Condition Awards”). The Monte Carlo valuation model incorporates multiple input variables, including expected life, volatility, risk-free rate of return and dividend yield for each award to estimate the probability that a vesting condition will be achieved. In determining these assumptions for the Monte Carlo valuations, we consider historic and observable market data.
Depending on certain characteristics of the awards granted under the various Equity Plans noted above, they are accounted for as either liabilities or equity instruments. The following table summarizes awards outstanding and compensation expense recognized for each type of share-based award as of and for the years ended:

	December 31,
($ in thousands)	2014		2013		2012
Share-Based Compensation Programs	Liability Recorded/ Equity Instruments Outstanding	Compensation Cost Recognized (1)	Liability Recorded/ Equity Instruments Outstanding	Compensation Cost Recognized (1)	Liability Recorded/ Equity Instruments Outstanding	Compensation Cost Recognized (1)
Liabilities:
RSUs—Cash-Settled	$65,157	$31,834	$104,114	$79,322	$26,164	$21,301
SARs—Cash-Settled	595	915	8,195	8,544	4,602	3,498
Liabilities	$65,752	32,749	$112,309	87,866	$30,766	24,799
Equity:
Stock Options	3,029,348	2,531	3,989,641	2,488	4,402,344	1,787
Phantom Stock	284,645	3	284,645	3	343,094	4
RSUs—Equity Settled	2,056,596	7,461	1,273,556	4,336	990,881	1,466
Restricted Stock	—	—	—	21	131,374	57
ESPP		267		267		253
Equity		10,262		7,115		3,567
Total all share-based plans		$43,011		$94,981		$28,366
______________

(1)
For purposes of calculating compensation cost recognized, we generally consider time-vested awards effectively vested (and we recognize the full compensation costs) when grantees become retirement eligible. However, under the terms of our stock option awards granted in 2014, 2013, and 2012, legal vesting for retirement occurs when the grantee actually separates from service, with the exception of certain senior executives for whom vesting remains dependent on the stock price hurdle being met regardless of when the executive separates from service. Performance-based RSU awards granted in 2014, 2013, and 2012 provide that vesting remains dependent on the Company’s performance for the full term of the awards notwithstanding the grantee’s earlier retirement.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

The following table reflects additional information regarding all share-based awards for the years indicated:

	Year Ended December 31,
($ in thousands except per-share amounts)	2014	2013	2012
Total compensation cost recognized	$43,011	$94,981	$28,366
Less: Costs deferred as acquisition costs	1,047	1,769	465
Stock-based compensation expense	$41,964	$93,212	$27,901
RSUs (Cash-Settled)
Performance-Based RSUs— In 2012, the Compensation Committee granted a total of 2,211,640 performance-based RSUs (to be settled in cash) to eligible officers under the 2008 Equity Plan. These performance-based RSUs entitle grantees to a cash amount equal to the fair market value of RSUs that have vested at the end of a three-year performance period. There were no cash-settled performance-based RSUs granted in 2014 or 2013.
Vesting of awards granted to executive officers in 2012 is dependent upon (1) Radian Group’s absolute TSR compared to the relative TSR of the companies listed on the NASDAQ 100 Financial Index and our most directly comparable mortgage insurance peer, and (2) Radian Group’s relative TSR (“2012 Relative TSR Measure”), in each case measured over a three-year performance period. The maximum payout at the end of the three-year performance period is 200% of a grantee’s target number of RSUs. If Radian Group’s absolute TSR during the performance period is negative, none of the performance-based RSUs granted to executive officers will vest. If Radian Group’s absolute TSR is positive, the payout will be determined based on an analysis of Radian Group’s relative TSR and absolute TSR.
Vesting of awards granted to non-executive officers in 2012 is subject to the same terms as the executive officer awards, except that the non-executive officer awards are not subject to the 2012 Absolute TSR Measure.
In general, pursuant to the terms of the 2012 award agreement, in the event of a grantee’s retirement, the award will continue to vest and be paid in accordance with the achievement of the Company’s TSR performance goals as of the stated vesting date. Each RSU was granted at full value with no exercise price. The RSUs do not entitle the grantees to voting or dividend rights.
Vesting of awards granted to both non-executives and executives in 2011 was dependent upon the performance of Radian Group’s TSR compared to TSRs of the Peer Groups, and resulted in a maximum payout at the end of the three-year performance period of 200% of a grantee’s target number of RSUs.
Timed-Vested RSUs—In 2014, 2013 and 2012, the Compensation Committee awarded to certain non-executives 1,470, 7,670 and 151,154, respectively, of cash-settled time-vested RSUs under the 2008 Equity Plan. The estimated fair value of the time-vested RSUs is based on the closing price of our common stock on the measurement date. These RSU awards entitle award recipients to a cash amount equal to the closing price of our common stock on the NYSE on the vesting date for employees or the conversion date for non-employee directors (generally defined as a director’s termination of service with us). These RSU awards vest in their entirety three years from the date of grant, or earlier, upon retirement, death or disability.
SARs (Cash-Settled)
In 2010 and 2009, the Compensation Committee awarded 192,100 and 1,623,500, respectively, of cash-settled SARs under the 2008 Equity Plan. The award of SARs entitles grantees to receive a cash amount equal to the excess of the closing share price of our common stock on the date of exercise over the grant price (the closing share price of our common stock on the date of grant). The exercise prices of the SARs awarded in 2010 and 2009 were $10.42 and $2.68 per share, respectively. As of December 31, 2014, the estimated fair value of the SARs awarded in 2010 was $6.30 per share. The SARs have a five-year term and vest 50% on the third and fourth anniversaries of the date of grant. Any SARs remaining at the end of the five-year period will be automatically exercised and paid to the grantee. At December 31, 2014, 102,450 of cash-settled SARs awarded in 2010 remained outstanding.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

Non-Qualified Stock Options
Information with regard to stock options for the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2013	3,989,641	$10.63
Granted	289,500	15.44
Exercised	(29,765)	8.69
Forfeited	(47,170)	9.18
Expired	(1,172,858)	25.28
Outstanding, December 31, 2014	3,029,348	5.46
Exercisable, December 31, 2014	938,740	4.64
Available for grant, December 31, 2014	4,258,907
In 2014, 2013, and 2012, the Compensation Committee awarded 289,500, 279,650 and 1,312,590, respectively, of non-qualified stock options to executive and certain non-executive officers. The weighted average grant date fair value per share of the stock options granted during 2014, 2013 and 2012 was $12.18, $10.95 and $1.92, respectively. The amount of cash received from the exercise of stock options for the years ended December 31, 2014 and 2013 was approximately $0.26 million and $0.06 million, respectively. The total intrinsic value of options exercised (measured as of the date of exercise) during the years ended December 31, 2014 and 2013 was $0.19 million and $0.17 million, respectively, and the related tax benefits were approximately $0.07 million and $0.06 million, respectively. There were no stock options exercised in 2012. The total intrinsic value of the stock options outstanding at December 31, 2014, 2013 and 2012 was $34.1 million, $27.0 million and $7.8 million, respectively, based on the closing price of our common stock as of such dates relative to the exercise prices for such stock options.
Upon the exercise of stock options, we generally issue shares from the authorized, unissued share reserves when the exercise price is less than the treasury stock repurchase price and from treasury stock when the exercise price is greater than the treasury stock repurchase price.
The table below summarizes information regarding fully vested stock options as of December 31, 2014:

($ in millions, except per share amounts)	Outstanding and Exercisable
Number of options vested	938,740
Fair value of options vested during the year	$1.8
Weighted-average exercise price per share	$4.64
Aggregate intrinsic value (excess market price over exercise price)	$11.3
Weighted-average remaining contractual term of options (in years)	2.1 years
The following table summarizes information concerning outstanding and exercisable options at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.45 - $3.58	2,228,150	5.18	$2.73	712,610	$2.89
$5.76 - $7.06	60,778	3.18	6.89	23,200	6.92
$10.42 - $15.44	740,420	7.16	13.56	202,930	10.49
	3,029,348	4.32		938,740

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

We use the Monte Carlo valuation model in determining the grant date fair value of performance-based stock options issued to executives and non-executives using the assumptions noted in the following table:

	Year Ended December 31,
	2014	2013	2012
Derived service period (years)	2.99 - 3.96	3.02 - 4.00	3.14 - 4.00
Risk-free interest rate (1)	2.57%	1.96%	1.66%
Volatility (2)	94.26%	94.63%	96.97%
Dividend yield	0.07%	0.07%	0.41%
______________

(1)	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

(2)	Volatility is determined at the date of grant using historical share price volatility and expected life of each award.
For stock option awards granted in 2014, 2013 and 2012, in addition to the time-based vesting requirements, the options contain a performance hurdle whereby the options will only vest if the closing price of our common stock on the NYSE exceeds $19.30 (125% of the option exercise price), $17.49 (125% of the option exercise price) and $4.90 (200% of the option exercise price), respectively, for ten consecutive trading days ending on or after the third anniversary of the date of grant.
We elected to apply the short-cut method in accounting for the windfall tax benefits under the accounting standard regarding share-based payment. Should future offsets to the windfall resulting from cancellations, expirations or exercise shortfalls exceed the balance of $17.3 million at December 31, 2014, the excess would be reflected in the consolidated statements of operations.
Phantom Stock
In the past, the Compensation Committee has granted phantom stock awards to non-employee directors under the Equity Plans, which entitle grantees to receive shares of our common stock on the conversion date (generally defined as a grantee’s termination of service with us). The estimated fair value of phantom stock is based on the closing share price of our common stock as reported by the NYSE on the date of grant. All outstanding shares of phantom stock are fully vested. Each share of phantom stock was granted at full value with no exercise price and accrues dividend equivalents until the conversion (as defined above). Upon conversion, all phantom stock will be paid in whole shares of our common stock, with fractional shares paid in cash. At December 31, 2014, there were approximately 4,452 dividend-equivalent phantom shares accrued that were not included in the total number of our outstanding shares. The cost recognized for these awards was recognized on a straight-line basis over the vesting period.
RSUs (Equity Settled)
Performance-Based RSUs—In 2014 and 2013, the Compensation Committee granted to executive and non-executive officers a total of 702,180 and 435,970, respectively, performance-based RSUs to be settled in common stock. No equity-settled performance-based RSUs were awarded in 2012.
Vesting of awards granted to executive officers in 2014 and 2013 is dependent upon (1) Radian Group’s TSR compared to the relative TSR of the companies listed on the NASDAQ Financial Index and our most directly comparable mortgage insurance peers as of the date of grant (the “Relative TSR Measure”), and (2) Radian Group’s absolute TSR (“Absolute TSR Measure”), in each case measured over a three-year performance period. The maximum payout at the end of the three-year performance period is 200% of a grantee’s target number of RSUs, subject to a maximum cap of six times the value of the grantee’s award on the grant date. If Radian Group’s absolute TSR during the performance period is negative, the maximum payout percentage will be 50% of target. If Radian Group’s absolute TSR is positive, the payout will be determined based on an analysis of Radian Group’s Relative TSR Measure and Absolute TSR Measure, with executives only entitled to a 100% vesting if Radian Group’s Absolute TSR is equal to at least 25%. Vesting of awards granted to non-executive officers in 2014 and 2013 is subject to the same terms as the executive officer awards, except that the non-executive officer awards are not subject to the Absolute TSR Measure.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

The grant date fair value of performance-based RSUs is determined using the Monte Carlo valuation model. The following are assumptions used in our calculation of the grant date fair value of performance-based RSUs to be settled in common stock:

	2014	2013
Expected life	3 years	3 years
Risk-free interest rate	1.0%	0.4%
Volatility	71.9%	81.8%
Dividend yield	0.06%	0.07%
Time-Vested RSUs—In 2014, the Compensation Committee granted a total of 170,176 shares of time-vested RSUs to be settled in common stock, including 85,133 shares awarded to non-executive officers and 85,043 shares awarded to non-employee directors. In 2013, the Compensation Committee granted a total of 102,618 shares of time-vested RSUs to be settled in common stock, including 13,260 shares awarded to non-executive officers and 89,358 shares awarded to non-employee directors. In 2012, the Compensation Committee granted a total of 558,216 shares of time-vested RSUs to be settled in common stock, including 7,812 shares awarded to non-executive officers and 550,404 shares awarded to non-employee directors. The grant date fair value of the time-vested RSUs was calculated based on the closing price of our common stock on the NYSE on the date of grant and is recognized as compensation expense over the vesting period. All of these awards are subject to three-year cliff vesting.
Information with regard to RSUs to be settled in stock for the periods indicated is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2013	1,273,556	$7.75
Granted	872,356	14.97
Vested	(31,599)	6.88
Forfeited	(57,717)	14.22
Unvested, December 31, 2014	2,056,596	10.65
Restricted Stock
In 2009, the Compensation Committee granted 375,500 shares of restricted stock. No shares of restricted stock were granted during 2014, 2013 or 2012 and all restricted stock issued has vested.
Employee Stock Purchase Plan
We have an ESPP, the 2008 ESPP, under which 2,000,000 shares of our authorized but unissued common stock have been reserved for issuance. Under the 2008 ESPP, we sold 67,743, 95,287 and 204,834 shares to employees during the years ended December 31, 2014, 2013 and 2012, respectively.
The 2008 ESPP is designed to allow eligible employees to purchase shares of our common stock at a discount of 15% off the lower of the fair market value of our common stock at the beginning-of-period or end-of-period (each period being the first and second six calendar months in a calendar year).
The following are assumptions used in our calculation of ESPP compensation expense during 2014:

	January 1, 2014	July 1, 2014
Expected life	6 months	6 months
Risk-free interest rate	0.34%	0.32%
Volatility	46.99%	36.69%
Dividend yield	0.04%	0.03%

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

Unrecognized Compensation Expense
As of December 31, 2014, 2013 and 2012, unrecognized compensation expense related to the unvested portion of all of our share-based awards was approximately $17.5 million, $31.9 million and $22.4 million, respectively. Absent a change of control under the Equity Plans, this expense is expected to be recognized over a weighted average period of approximately two years.

16. Benefit Plans
We have a non-qualified restoration plan (the “Benefit Restoration Plan” or “BRP”). The BRP is intended to provide additional retirement benefits to each of our employees who is eligible to participate in the Radian Group Inc. Savings Incentive Plan (“Savings Plan”) and whose benefits under the Savings Plan are limited by applicable IRS limits on eligible compensation. The plan: (1) mandates a lump sum form of payment (rather than offering an annuity election) for participants who separate from service after 2007; (2) delinks discretionary contributions from Radian Group under the BRP from discretionary contributions from Radian Group under the Savings Plan; (3) provides us with flexibility to waive the eligibility requirements for participation in discretionary contributions from Radian Group under the BRP to allow otherwise ineligible employees, such as those involuntarily terminated during the year, to participate in such contributions; and (4) conforms the BRP to the final regulations under Section 409A of the Internal Revenue Code.
We surrendered certain of the split-dollar life insurance policies issued under our prior supplemental retirement plan to fund the BRP. Each participant in the prior plan received an initial balance in the BRP equal to the present value of the participant’s benefit under the split-dollar life insurance policy as of January 1, 2007. As of December 31, 2014, we had $11.2 million of split-dollar life insurance policies outstanding. The expense for our BRP for the years ended December 31, 2014, 2013 and 2012 was immaterial to our financial statements.
The assumed discount rate for our BRP is based on assumptions intended to estimate the actual termination liability of the plan. The discount rate is a composite rate used to approximate the actual termination liability comprised of lump sum payments and an annuity purchase.
The Savings Plan covers substantially all of our full-time and our part-time employees. Participants can contribute up to 100% of their base earnings as pretax and/or after-tax (Roth IRA) contributions up to a maximum amount of $17,500 for 2014. The Plan also includes a catch-up contribution provision whereby participants who are or will be age 50 and above during the Plan year, may contribute an additional contribution. The maximum catch-up contribution for Plan Year 2014 was $5,500. We will match up to 100% of the first 6% of base earnings contributed in any given year. Our expense for matching funds for the years ended December 31, 2014, 2013 and 2012 was $3.1 million, $2.7 million and $2.5 million, respectively.
Certain of the benefits of this plan are as follows:

•	allows for the immediate eligibility of new hire participation and provides for the automatic enrollment of eligible employees;

•
provides for the immediate vesting of matching contributions (including existing unvested matching contributions attributable to prior periods) and the elimination of all restrictions (other than Radian Group’s Policy Regarding Securities Trading) on a participant’s ability to diversify his/her position in matching contributions;

•
permits Radian Group to make discretionary, pro rata (based on eligible pay) cash allocations to each eligible participant’s account, with vesting upon completion of three years of service with us; and

•
provided certain participants who were active in our pension plan with yearly cash “transition credits” (initially for up to five years, if employed by us during this time) under the Savings Plan equal to a fixed percentage of their eligible pay, calculated based on a formula that takes into account their age and years of completed vesting service as of January 1, 2007. The last transition payment was made in January 2012.

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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

Participants’ accounts are distributed at the dates specified in their deferral election forms or, in certain cases, upon an earlier termination of employment or service.
The deferred compensation plan amounts are not funded and are not segregated from our general assets. Accordingly, participants in each plan are general unsecured creditors of Radian Group with respect to the amounts due under the plans. The amount recorded as deferred compensation expense for the years ended December 31, 2014, 2013 and 2012 was immaterial to our financial statements.
Other Contributions
We contributed nominal amounts to other postretirement benefit plans in 2014.

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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

Each of the cases described below are putative class actions (with alleged facts substantially similar to the facts alleged in the JPMorgan Case discussed above) in which Radian Guaranty has been named as a defendant and has insured at least one loan of one of the plaintiffs:

•
On December 30, 2011, a putative class action under RESPA titled White v. PNC Financial Services Group (the “White Case”) was filed in the U.S. District Court for the Eastern District of Pennsylvania. On September 29, 2012, plaintiffs filed an amended complaint. On November 26, 2012, Radian Guaranty filed a motion to dismiss the plaintiffs’ claims as barred by the statute of limitations. On June 20, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on July 5, 2013, reasserting a putative claim under RESPA on substantially the same allegations. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on July 22, 2013. The court denied Radian Guaranty’s motion on August 18, 2014, without prejudice to Radian Guaranty’s ability to raise the statute of limitations bar on a motion for summary judgment. On January 20, 2015, plaintiffs in the White Case filed a motion to strike certain of the affirmative defenses, but not the statute of limitations defense, that had been asserted by Radian Guaranty in its answer to plaintiffs’ second amended complaint. The parties are continuing to file procedural motions in this litigation. However, the White Case is currently stayed pending a decision by the Third Circuit Court of Appeals in the case Cunningham v. M&T Bank Corp., which is another putative class action under RESPA in which Radian Guaranty is not a party.

•
On January 13, 2012, a putative class action under RESPA titled Menichino, et al. v. Citibank, N.A., et al. (the “Menichino Case”), was filed in the U.S. District Court for the Western District of Pennsylvania. Radian Guaranty was not named as a defendant in the original complaint. On December 4, 2012, plaintiffs amended their complaint to add Radian Guaranty as an additional defendant. On February 4, 2013, Radian Guaranty filed a motion to dismiss the claims against it as barred by the statute of limitations. On July 19, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on August 16, 2013, reasserting a putative claim under RESPA on substantially the same allegations. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on September 17, 2013. The court denied Radian Guaranty’s motion on February 4, 2014, without prejudice to Radian Guaranty’s ability to raise the statute of limitations bar on a motion for summary judgment. The Menichino Case is currently stayed pending a decision by the Third Circuit Court of Appeals in the case Cunningham v. M&T Bank Corp., which is another putative class action under RESPA in which Radian Guaranty is not a party.

•
On April 5, 2012, a putative class action under RESPA titled Manners, et al. v. Fifth Third Bank, et al (the “Manners Case”) was filed in the U.S. District Court for the Western District of Pennsylvania. On November 28, 2012, Radian Guaranty moved to dismiss plaintiffs’ claims as barred by the statute of limitations. On July 19, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on August 16, 2013, reasserting a putative claim under RESPA on substantially the same allegations. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on September 17, 2013. The court denied Radian Guaranty’s motion on February 5, 2014, without prejudice to Radian Guaranty’s ability to raise the statute of limitations bar on a motion for summary judgment. The Manners Case is currently stayed pending a decision by the Third Circuit Court of Appeals in the case Cunningham v. M&T Bank Corp., which is another putative class action under RESPA in which Radian Guaranty is not a party.

With respect to the putative class action cases discussed above, Radian Guaranty believes that the claims are without merit and intends to vigorously defend itself against these claims. We are not able to estimate the reasonably possible loss or range of loss, if any, for these matters because the proceedings are still in a preliminary stage and there is uncertainty as to the likelihood of a class being certified or the ultimate size of a class.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

In addition to the private lawsuits discussed above, we and other mortgage insurers have been subject to inquiries from the Minnesota Department of Commerce requesting information relating to captive reinsurance. We have cooperated with these requests for information. In August 2013, Radian Guaranty and other mortgage insurers first received a draft Consent Order from the Minnesota Department of Commerce, containing proposed conditions and unspecified penalties, to resolve its outstanding inquiries related to captive reinsurance arrangements involving mortgage insurance in Minnesota. We continue to cooperate with the Minnesota Department of Commerce and are engaged in active discussions with them with respect to their inquiries, including the penalties they are seeking and various alternatives for resolving this matter. We cannot predict the outcome of this matter or whether additional actions or proceedings may be brought against us. We have not entered into any new captive reinsurance arrangements since 2007.
On September 4, 2014, we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties related to the REMIC matters of approximately $157 million and exclude any potential benefit related to our NOL carryback ability. As of December 31, 2014, there also would be interest of approximately $115 million related to these matters. Depending on the outcome, additional state income taxes, penalties and interest (estimated in the aggregate to be approximately $30 million as of December 31, 2014) also may become due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of approximately $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We currently believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim.
On December 3, 2014, we petitioned the U.S. Tax Court to litigate the Deficiency Amount. The litigation could take several years to resolve and may result in substantial legal expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached. We believe that an adequate provision for income taxes has been made for the potential liabilities that may result from this matter. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.
Under our Master Policies, any suit or action arising from any right of an insured under the policy generally must be commenced within two years after such right first arose for primary insurance and within three years for certain other policies, including certain pool insurance policies. We continue to face a number of challenges from certain lender and servicer customers regarding our Loss Mitigation Activities, which have resulted in some reversals of our decisions regarding rescissions, denials or claim curtailments. We are currently in discussions with customers regarding these Loss Mitigation Activities and our claim payment practices, which if not resolved, could result in arbitration or additional judicial proceedings. See Note 10 for further information.
Further, we have identified a significant number of loans in our total defaulted portfolio (in particular, our older defaulted portfolio) for which actions or proceedings such as foreclosure that provide the insured with title to the property) may not have been commenced within the outermost deadline in our Prior Master Policy. We currently are in discussions with the servicers for these loans regarding this potential violation and our corresponding rights under the Prior Master Policy. While we can provide no assurance regarding the outcome of these discussions or the ultimate resolution of these issues, it is possible that these discussions could result in arbitration or legal proceedings.
The elevated levels of our Loss Mitigation Activities (related to servicer negligence) have led to an increased risk of litigation by lenders, policyholders and servicers challenging our right to rescind coverage, deny claims or curtail claim amounts. We believe that our Loss Mitigation Activities are justified under our policies. However, in the event we are not successful in defending our Loss Mitigation Activities, we may need to reassume the risk on and increase loss reserves for previously rescinded policies or pay additional claims on curtailed amounts. See Note 10 for further information.
Other
Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities). To allow our customers to comply with these regulations at that time, we typically were required, depending on the amount of credit enhancement we were providing, to provide: (1) audited financial statements for the insurance subsidiary participating in the transaction; or (2) a full and unconditional holding company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two Structured Transactions for Radian Guaranty involving approximately $128.8 million of remaining credit exposure as of December 31, 2014.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

As part of the non-investment-grade allocation component of our investment program, we had unfunded commitments of $7.4 million at December 31, 2014, related to alternative investments that are primarily private equity structures. These commitments have capital calls expected through 2015, with the possibility of additional calls through 2017, and certain fixed expiration dates or other termination clauses.
Our mortgage insurance business provides contract underwriting, an outsourced service to its customers. In the past we had agreements with certain of our customers that if we made a material error in underwriting a loan, we would provide a remedy to the customer, by purchasing the loan or placing additional mortgage insurance coverage on the loan, or by indemnifying the customer against loss up to a maximum specified amount. By providing these remedies, we assumed some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. Beginning in 2008, we limited the recourse available to our contract underwriting customers to apply only to those loans that are simultaneously underwritten for secondary market compliance and for potential mortgage insurance. Under our current contract underwriting program the remedy we offer is limited indemnification to our contract underwriting customers only with respect to those loans that we simultaneously underwrite for both secondary market compliance and for potential mortgage insurance eligibility. In 2014, we paid losses related to contract underwriting remedies of approximately $14.4 million, including $11.2 million related to settlement of remedies for services provided on legacy business. Rising mortgage interest rates or further economic uncertainty may expose our mortgage insurance business to an increase in such costs. In 2014, our provision for contract underwriting expenses was approximately $11.7 million and our reserve for contract underwriting obligations at December 31, 2014 was approximately $0.9 million. We monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters.
We lease office space for use in our operations. The lease agreements, which expire periodically through March 2024, contain provisions for scheduled periodic rent increases. Net rental expense in connection with these leases totaled $5.6 million in 2014, $4.3 million in 2013 and $5.6 million in 2012. The 2014, 2013 and 2012 net rental expense includes $1.7 million, $1.7 million and $2.3 million, respectively related to Radian Asset Assurance, classified as a discontinued operations at December 31, 2014. The commitment for non-cancelable operating leases in future years is as follows:

(In thousands)
2015	$10,849
2016	5,257
2017	3,860
2018	692
2019	620
Thereafter	3,274
$24,552
The commitment for non-cancelable operating leases in future years has not been reduced for future minimum receipts expected from sublease rental payments aggregating approximately $3.8 million at December 31, 2014.

18. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding, while diluted net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the sum of the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Dilutive potential common shares relate to our stock-based compensation arrangements and our outstanding convertible senior notes. For all calculations, the determination of whether potential common shares are dilutive or anti-dilutive is based on net income (loss) from continuing operations.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

The calculation of the basic and diluted net income (loss) per share was as follows:

	Year Ended December 31,
	2014	2013	2012
(In thousands, except share and per-share amounts)
Net income (loss) from continuing operations:
Net income (loss) from continuing operations - basic	$1,259,574	$(141,851)	$(224,105)
Adjustment for dilutive Convertible Senior Notes due 2019, net of tax (1)	14,372	—	—
Net income (loss) from continuing operations - diluted	$1,273,946	$(141,851)	$(224,105)

Net income (loss):
Net income (loss) from continuing operations - basic	$1,259,574	$(141,851)	$(224,105)
Loss from discontinued operations, net of tax	(300,057)	(55,134)	(227,363)
Net income (loss) - basic	959,517	(196,985)	(451,468)
Adjustment for dilutive Convertible Senior Notes due 2019, net of tax (1)	14,372	—	—
Net income (loss) - diluted	$973,889	$(196,985)	$(451,468)

Average common shares outstanding-basic	184,551	166,366	132,533
Dilutive effect of Convertible Senior Notes due 2017	8,465	—	—
Dilutive effect of Convertible Senior Notes due 2019	37,736	—	—
Dilutive effect of stock-based compensation arrangements (2)	3,150	—	—
Adjusted average common shares outstanding—diluted	233,902	166,366	132,533

Net income (loss) per share:

Basic:
Net income (loss) from continuing operations	$6.83	$(0.85)	$(1.69)
Loss from discontinued operations	(1.63)	(0.33)	(1.72)
Net income (loss)	$5.20	$(1.18)	$(3.41)

Diluted:
Net income (loss) from continuing operations	$5.44	$(0.85)	$(1.69)
Loss from discontinued operations	(1.28)	(0.33)	(1.72)
Net income (loss)	$4.16	$(1.18)	$(3.41)

________________

(1)	As applicable, includes coupon interest, amortization of discount and fees, and other changes in income or loss that would result from the assumed conversion.

(2)
For the year ended December 31, 2014, 541,720 shares of our common stock equivalents issued under our stock-based compensation arrangements were not included in the calculation of diluted net income per share as of such date because they were anti-dilutive. As a result of our net loss from continuing operations for the years ended December 31, 2013 and 2012, 43,287,966 and 5,872,600 shares, respectively, of our common stock equivalents issued under our stock-based compensation arrangements and convertible debt were not included in the calculation of diluted net loss per share as of such dates because they were anti-dilutive.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Notes to Consolidated Financial Statements - (Continued)

19. Quarterly Financial Data (Unaudited)
As a result of the Radian Asset Assurance Stock Purchase Agreement to sell Radian Asset Assurance, we have reclassified the operating results related to the pending disposition as discontinued operations for all periods presented in our consolidated statements of operations. See Note 3 for additional information.

(In thousands, except per share information)	2014 Quarters
	First	Second	Third	Fourth	Year
Net premiums earned—insurance	$198,762	$203,646	$217,827	$224,293	$844,528
Services revenue	—	—	42,243	34,450	76,693
Net investment income	15,318	16,663	17,143	16,531	65,655
Net gains (losses) on investments (1)	43,286	28,233	(6,308)	18,658	83,869
Net (losses) gains on other financial instruments	(318)	(2,901)	14	(675)	(3,880)
Provision for losses	49,626	64,648	48,942	82,867	246,083
Policy acquisition and other operating expenses	61,524	67,497	55,465	92,243	276,729
Direct cost of services	—	—	23,896	19,709	43,605
Amortization and impairment of intangible assets	—	—	3,294	5,354	8,648
Net income from continuing operations (2)	145,980	103,537	132,031	878,026	1,259,574
Income (loss) from discontinued operations, net of tax (3)	56,779	71,296	21,559	(449,691)	(300,057)
Net income	202,759	174,833	153,590	428,335	959,517
Diluted net income per share (4)(5)	$0.94	$0.78	$0.67	$1.78	$4.16
Weighted average shares outstanding-diluted (4)	222,668	230,779	238,067	242,801	233,902

	2013 Quarters
	First	Second	Third	Fourth	Year
Net premiums earned—insurance	$182,992	$197,952	$200,120	$200,356	$781,420
Net investment income	16,961	17,087	16,351	17,722	68,121
Net losses on investments (1)	(3,140)	(86,808)	(6,366)	(2,631)	(98,945)
Net (losses) gains on other financial instruments	(5,239)	60	(193)	(2,208)	(7,580)
Provision for losses	131,327	137,661	149,687	144,072	562,747
Policy acquisition and other operating expenses	84,603	62,487	70,324	68,473	285,887
Net loss from continuing operations	(20,214)	(77,579)	(28,011)	(16,047)	(141,851)
(Loss) income from discontinued operations, net of tax	(167,286)	44,407	15,329	52,416	(55,134)
Net (loss) income	(187,500)	(33,172)	(12,682)	36,369	(196,985)
Diluted net (loss) income per share (4)(5)	$(1.30)	$(0.19)	$(0.07)	$0.21	$(1.18)
Weighted average shares outstanding-diluted (4)	144,355	171,783	171,830	173,099	166,366
______________

(1)	The 2014 and 2013 amounts reflect unrealized gains (losses), respectively, on our trading securities.

(2)	This amount reflects a reversal of substantially all of our tax valuation allowance in the fourth quarter.

(3)	This amount reflects a $468 million loss on reclassification of Radian Asset Assurance as assets held for sale in the fourth quarter.

(4)	Diluted net income (loss) per share and average shares outstanding per the accounting standard regarding earnings per share.

(5)
Diluted net income (loss) per share is computed independently for each period presented. Consequently, the sum of the quarters may not equal the total net income (loss) per share for the year. For all calculations, the determination of whether potential common shares are dilutive or anti-dilutive is based on net income (loss) from continuing operations.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2014 pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

Although existing event driven controls were followed related to the business combination accounting, management has excluded Clayton from the scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, because it was acquired in a purchase business combination on June 30, 2014. We are in the process of integrating Clayton’s operations, processes and internal controls. Clayton represented approximately 4.9% of our consolidated assets at December 31, 2014 and approximately 7.2% of our consolidated revenues for the year ended December 31, 2014. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. See Note 1 of Notes to Consolidated Financial Statements for more information regarding our acquisition of Clayton.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2014, using the criteria described in Internal Control-Integrated Framework (2013) issued by the COSO. Based on our evaluation under the updated internal control framework in Internal Control-Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8 of this Annual Report on Form 10-K.
There was no change in the internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2014. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 11.	Executive Compensation.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2014. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2014. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Equity Compensation Plans
The following table sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2014. Each number of securities reflected in the table is a reference to shares of our common stock.

Plan Category (1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by stockholders (2)	5,370,589	(3)	$3.08	(4)	5,475,554	(5)
Equity compensation plans not approved by stockholders	—		—		—
Total	5,370,589	(3)	$3.08	(4)	5,475,554	(5)
__________________

(1)	The table does not include information for equity compensation plans assumed by us in mergers, under which we do not grant additional awards.

(2)	These plans consist of our 1995 Equity Plan, 2008 Equity Plan, 2014 Equity Plan and our 2008 ESPP Plan.

(3)
Represents 3,029,348 non-qualified stock options and 284,645 shares of phantom stock issued under our 1995 Equity Plan and our 2008 Equity Plan and 2,056,596 RSUs issued under our 2008 Equity Plan. Of the RSUs included herein, 654,140 are performance-based stock-settled RSUs that could potentially pay out between 0% and 200% of this represented target.

(4)
The shares of phantom stock and RSUs were granted at full value, and therefore, have a weighted average exercise price of $0. Excluding shares of phantom stock and RSUs from this calculation, the weighted average exercise price of outstanding non-qualified stock options was $5.46 at December 31, 2014.

(5)
Includes 4,240,002 shares available for issuance under our 2014 Equity Plan and 1,235,552 shares available for issuance under our 2008 ESPP Plan, in each case as of December 31, 2014. In January 2015, we issued 34,274 shares available for issuance under our 2008 ESPP Plan. As a result, 1,201,278 shares currently remain available for issuance under the 2008 ESPP Plan. When we obtained stockholder approval for our 2014 Equity Plan, we stated that we would not issue any additional shares under our 2008 Equity Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2014. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2014. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)

1.	Financial Statements—See the “Index to Consolidated Financial Statements” included in Item 8 of this report for a list of the financial statements filed as part of this report.
2.Financial Statement Schedules—See the “Index to Financial Statement Schedules” on page

199
of this report for a list of the financial statement schedules filed as part of this report.
3.Exhibits—See “Index to Exhibits” on page

208
of this report for a list of exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2015.

Radian Group Inc.

By:	/s/ SANFORD A. IBRAHIM
Sanford A. Ibrahim, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 2, 2015, by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title
/s/ SANFORD A. IBRAHIM	Chief Executive Officer (Principal Executive Officer) and Director
Sanford A. Ibrahim

/s/ J. FRANKLIN HALL	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
J. Franklin Hall

/s/ CATHERINE M. JACKSON	Senior Vice President, Controller (Principal Accounting Officer)
Catherine M. Jackson

/s/ HERBERT WENDER	Non-Executive Chairman of the Board
Herbert Wender

/s/ DAVID C. CARNEY	Director
David C. Carney

/s/ HOWARD B. CULANG	Director
Howard B. Culang

/s/ LISA W. HESS	Director
Lisa W. Hess

/s/ STEPHEN T. HOPKINS	Director
Stephen T. Hopkins

/s/ BRIAN D. MONTGOMERY	Director
Brian D. Montgomery

/s/ GAETANO MUZIO	Director
Gaetano Muzio

/s/ JAN NICHOLSON	Director
Jan Nicholson

/s/ GREGORY V. SERIO	Director
Gregory V. Serio

/s/ NOEL J. SPIEGEL	Director
Noel J. Spiegel

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in our Consolidated Financial Statements and notes thereto.

Radian Group Inc.
Schedule I
Summary of Investments—Other Than Investments in Related Parties
December 31, 2014

Type of Investment	Amortized Cost	Fair Value	Amount Reflected on the Balance Sheet
(In thousands)
Fixed-Maturities:
Bonds:
U.S. government and agency securities	$5,709	$5,751	$5,751
State and municipal obligations (1)	17,727	18,910	18,910
Corporate bonds and notes	277,678	284,408	284,408
RMBS	41,467	42,520	42,520
CMBS	57,358	58,234	58,234
Other ABS	109,420	107,701	107,701
Foreign government and agency securities	19,301	19,366	19,366
Total fixed-maturities	528,660	536,890	536,890
Trading securities (2)	1,628,769	1,633,584	1,633,584
Equity securities available for sale:
Common stocks	76,827	142,981	142,981
Nonredeemable preferred stocks	73	387	387
Total equity securities available for sale	76,900	143,368	143,368
Short-term investments	1,300,866	1,300,872	1,300,872
Other invested assets	14,585	20,513	14,585
Total investments other than investments in related parties	$3,549,780	$3,635,227	$3,629,299
__________________

(1)	Available for sale.

(2)	Includes foreign government and agency securities.

Radian Group Inc.
Schedule II—Financial Information of Registrant
Balance Sheets
Parent Company Only

	December 31,
(In thousands, except share and per-share amounts)	2014	2013
Assets
Investments
Trading securities—at fair value	$5,447	$5,240
Short-term investments—at fair value	631,934	633,178
Cash	1,951	4,304
Restricted cash	124	123
Investment in subsidiaries, at equity in net assets	2,746,915	1,419,360
Debt issuance costs	17,627	15,741
Due from affiliates, net	13,110	12,283
Accounts and notes receivable	305,856	8,105
Property and equipment, at cost (less accumulated depreciation of $50,648 and $49,632)	1,624	1,281
Other assets	16,660	12,880
Assets held for sale	18,027	—
Total assets	$3,759,275	$2,112,495
Liabilities and Stockholders’ Equity
Accrued interest payable	$6,796	$5,551
Accrued compensation expense	86,258	132,848
Long-term debt	1,209,926	930,072
Federal income taxes—current and deferred	262,583	98,476
Other liabilities	3,935	5,903
Liabilities held for sale	18,027	—
Total liabilities	1,587,525	1,172,850

Equity component of currently redeemable convertible senior notes	74,690	—
Common stockholders’ equity
Common stock: par value $.001 per share; 485,000,000 shares authorized at December 31, 2014 and 2013; 208,601,020 and 190,636,972 shares issued at December 31, 2014 and 2013, respectively; 191,053,530 and 173,099,515 shares outstanding at December 31, 2014 and 2013, respectively	209	191
Treasury stock, at cost: 17,547,490 and 17,537,457 shares at December 31, 2014 and 2013, respectively	(892,961)	(892,807)
Additional paid-in capital	2,531,513	2,347,104
Retained earnings (deficit)	406,814	(552,226)
Accumulated other comprehensive income	51,485	37,383
Total common stockholders’ equity	2,097,060	939,645
Total liabilities and stockholders’ equity	$3,759,275	$2,112,495

See Supplemental Notes.

Radian Group Inc.
Schedule II—Financial Information of Registrant
Statements of Operations
Parent Company Only

	Year Ended December 31,
(In thousands)	2014	2013	2012
Revenues:
Net investment income	$9,515	$4,300	$9,093
Net gains (losses) on investments	133	(930)	8,816
Net (losses) gains on other financial instruments	(2,865)	(6,026)	9,180
Other income	7	—	3
Total revenues	6,790	(2,656)	27,092
Expenses:
Other operating expenses	—	—	2,690
Interest expense	57,366	37,087	17,756
Total expenses	57,366	37,087	20,446
(Loss) income from continuing operations before income taxes	(50,576)	(39,743)	6,646
Provision (benefit) for income taxes	143,912	9,234	(40,187)
Equity in net income (loss) of affiliates	1,172,032	(148,008)	(498,301)
Net income (loss) from continuing operations	977,544	(196,985)	(451,468)
Loss from discontinued operations, net of taxes	(18,027)	—	—
Net income (loss)	$959,517	$(196,985)	$(451,468)

See Supplemental Notes.

Radian Group Inc.
Schedule II—Financial Information of Registrant
Statements of Cash Flows
Parent Company Only

	Year Ended December 31,
(In thousands)	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$959,517	$(196,985)	$(451,468)
Loss from discontinued operations, net of tax	18,027	—	—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net (gains) losses on investments and other financial instruments	(53)	3,004	(1,821)
Losses (gains) on the repurchase of long-term debt	2,785	3,952	(16,175)
Equity in undistributed net (income) loss of subsidiaries and affiliates	(1,172,005)	150,090	505,267
(Decrease) increase in federal income taxes	(6,626)	6,583	(7,145)
Deferred income tax provision	170,757	—	—
Depreciation and other amortization, net	34,213	30,286	18,603
Change in other assets	13,768	23,301	(17,708)
Change in other liabilities	(47,536)	85,450	25,336
Net cash (used in) provided by operating activities, continuing operations	(27,153)	105,681	54,889
Net cash used in operating activities, discontinued operations	(18,027)	—	—
Net cash (used in) provided by operating activities	(45,180)	105,681	54,889
Cash flows from investing activities:
Sales/redemptions of trading securities	—	9,000	153,992
Purchases of trading securities	—	—	(3)
Sales (purchases) of short-term investments, net	1,372	(496,979)	41,042
Sales of other assets, net	—	21,473	8,709
Purchases of property and equipment, net	(1,351)	(647)	(1,124)
Capital contributions to subsidiaries and affiliates	(139,103)	(233,391)	(100,384)
Issuance of note receivable from affiliate	(300,000)	—	—
Net cash (used in) provided by investing activities	(439,082)	(700,544)	102,232
Cash flows from financing activities:
Dividends paid	(1,865)	(1,632)	(1,335)
Proceeds/payments related to issuance or exchange of debt, net	293,809	377,783	—
Redemption of long-term debt	(57,223)	(79,372)	(153,261)
Issuance of common stock	247,188	299,410	—
Net cash provided by (used in) financing activities	481,909	596,189	(154,596)
(Decrease) increase in cash	(2,353)	1,326	2,525
Cash, beginning of year	4,304	2,978	453
Cash, end of year	$1,951	$4,304	$2,978

See Supplemental Notes.

Radian Group Inc.
Schedule II—Financial Information of Registrant
Parent Company Only
Supplemental Notes
Note A
The Radian Group Inc. (the “Parent Company”, “we” or “our”) financial statements represent the stand-alone financial statements of the Parent Company. These financial statements have been prepared on the same basis and using the same accounting policies as described in the consolidated financial statements included herein, except that the Parent Company uses the equity-method of accounting for its majority-owned subsidiaries. Refer to the Parent Company’s consolidated financial statements for additional information.
On December 22, 2014, Radian Guaranty entered into the Radian Asset Assurance Stock Purchase Agreement to sell 100% of the issued and outstanding shares of Radian Asset Assurance, our financial guaranty insurance subsidiary, and as a result we have reclassified the operating results related to the pending disposition as discontinued operations for all periods presented in our consolidated statements of operations and no longer present a financial guaranty segment. See Note 3 of Notes to Consolidated Financial Statements for additional information related to discontinued operations.
Under our current tax-sharing agreement between the Parent Company and its subsidiaries, we are required to refund to each subsidiary any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code had such subsidiary filed its federal tax return on a separate company basis. Pursuant to this, we have paid Radian Asset Assurance for losses and foreign tax credits it has generated and Radian Asset Assurance has recorded the DTA for the related consolidated carryforward on its balance sheet. However, the Internal Revenue Code consolidation provisions do not allocate consolidated carryovers based on tax-sharing agreements, but based on an allocation to all subsidiaries that generated the carryforward. Upon a stock sale of a subsidiary, any consolidated attributes allocated to a subsidiary under these regulations transfer to the subsidiary and are no longer part of the consolidated carryforward. As such, the Parent Company has classified the DTAs pertaining to Radian Asset Assurance’s foreign tax credit and allocated NOL as assets held for sale and recorded a related loss from discontinued operations.
Note B
Included in short-term investments at December 31, 2014 and 2013 is $45.1 million and $41.6 million, respectively, of restricted funds required to support potential tax payments to Radian Asset Assurance under the terms of our current tax-sharing agreement. We also had $0.1 million at both December 31, 2014 and 2013, of restricted cash held as collateral for our insurance trust agreement for our health insurance policy.
Note C
The Parent Company provides certain services to its subsidiaries. The Parent Company allocates to its subsidiaries corporate expense it incurs in the capacity of supporting those subsidiaries, based on either an allocated percentage of time spent or internally allocated capital. Substantially all operating expenses and interest expense, except for discount amortization on our long-term debt, as well as coupon interest attributable to the Convertible Senior Notes due 2019, have been allocated to the subsidiaries for 2014, 2013 and 2012. Total operating expenses and interest expense allocated to subsidiaries for 2014, 2013 and 2012 were $92.5 million, $140.0 million and $93.2 million, respectively, and are presented net of reimbursements in the Statements of Operations. Amounts charged to the subsidiaries for operating expenses are based on actual cost, without any mark-up, except for the amounts charged to subsidiaries outside the U.S. for which a reasonable mark-up is charged. The Parent Company considers these charges fair and reasonable. The subsidiaries reimburse the Parent Company for these costs in a timely manner, which has the impact of temporarily improving the cash flows of the Parent Company, if accrued expenses are reimbursed prior to actual payment.

Note D
During 2014, the Parent Company made total capital contributions of $139.1 million to its subsidiaries. This amount included contributions of $100 million to Radian Guaranty, $20 million to Radian MI Services Inc., $19 million to Radian Clayton Holdings Inc. and $0.1 million to Radian Mortgage Reinsurance Company. An additional $100 million capital contribution was made by the Parent Company to Radian Guaranty in February 2015. The Parent Company also received tax payments of $8.8 million from its subsidiaries in 2014 under our tax-sharing agreement.
During 2013, the Parent Company received dividends from its subsidiaries of $7.6 million. The Parent Company did not receive any dividends from its subsidiaries in 2014 or 2012.
During 2013, the Parent Company made total capital contributions of $313.9 million to its subsidiaries. This amount included cash contributions totaling $230 million to Radian Guaranty, a contribution of investments and accrued interest of $80.5 million to RDN Investments, Inc., a cash contribution of $2.9 million to Radian MI Services Inc. and a cash contribution of $0.1 million to Radian Mortgage Reinsurance Company. The amount of total capital contributions also includes a cash reimbursement to Radian Guaranty of $0.4 million in interest expense payments made to the Parent Company by RMAI pursuant to the interest expense-sharing arrangement. The Parent Company also received tax payments of $0.5 million from its subsidiaries in 2013 under our tax-sharing agreement.
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
Note E
In June 2005, the Parent Company issued $250 million of the Senior Notes due 2015. During 2013, the Parent Company exchanged $195.5 million of the Senior Notes due 2015 for a new series of Senior Notes due June 2017 for the purpose of improving its debt maturity profile. These transactions, which are accounted for as extinguishments of debt, resulted in a loss of $4.0 million in 2013, primarily as a result of the requirement to record the Senior Notes due 2017 at fair value. During 2014, in accordance with the optional redemption provisions of the notes, the Parent Company redeemed all of the remaining outstanding principal amount of the Senior Notes due 2015 at a price established in accordance with the indenture governing these senior notes. The Parent Company paid $57.2 million to holders of the notes at redemption and recorded a loss of $2.8 million in 2014.
In May 2014, in anticipation of the Clayton acquisition, the Parent Company issued $300 million principal amount of the Senior Notes due 2019 and received net proceeds of approximately $293.8 million. The notes bear interest at a rate of 5.500% per annum, payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2014. These notes mature on June 1, 2019. The Parent Company has the option to redeem these notes, in whole or in part, at any time or from time to time prior to maturity at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; and (ii) the make-whole amount, which is the present value of the notes discounted at the applicable treasury rate plus 50 basis points, plus, in each case, accrued interest thereon to the redemption date.
In May 2014, the Parent Company sold 17.825 million shares of common stock at a public offering price of $14.50 per share and received aggregate net proceeds of approximately $247.2 million.
In March 2013, the Parent Company issued $400 million principal amount of the Convertible Senior Notes due 2019 and received proceeds of approximately $389.8 million, net of underwriting expenses. The effective interest rate for the liability component of this debt is 6.25%.
In March 2013, the Parent Company sold 39.1 million shares of common stock at a public offering price of $8.00 per share and received net proceeds of approximately $299.4 million.
At December 31, 2014, the maturities of the principal amount of our long-term debt in future years are as follows:

(In thousands)
2017	$645,501
2019	700,000
$1,345,501

Note F
Net investment income increased in 2014 compared to 2013 primarily due to $8.9 million of interest earned on the note receivable from Radian Clayton Holdings Inc. (See Note G for additional information), offset by lower market yields for our investments during 2014. Net investment income decreased in 2013 compared to 2012, primarily due to the continuation of the lower interest rate environment, which resulted in lower market yields for our investments, as well as a reduction in total investment balances.
The net losses on other financial instruments for 2014 primarily reflects losses from the redemption of the Senior Notes due 2015. The net losses on other financial instruments for 2013 primarily reflects losses on the exchange of the Senior Notes due 2017. The net gains on other financial instruments for 2012 primarily reflects gains on the repurchase of the Senior Notes due 2013.
Interest expense reflects the discount amortization on our long-term debt, as well as coupon interest attributable to the Convertible Senior Notes due 2019 and the Senior Notes due 2019, which are not allocated to our subsidiaries. The issuance of the Senior Notes due 2019 and a full year of interest expense and discount amortization attributable to the Convertible Senior Notes due 2019 were the primary reasons for the increase in interest expense in 2014. The debt exchange and the issuance of the Convertible Senior Notes due 2019 were the primary reasons for the increase in interest expense in 2013.
Note G
Accounts and notes receivable includes a $300 million note receivable from Radian Clayton Holdings Inc. This represents the principal amount related to the Senior Notes due 2019, which funded the acquisition of Clayton. Interest on the note is payable semi-annually on June 1 and December 1, beginning December 1, 2014. The interest payment represents coupon interest plus issuance costs (amortized on a straight line basis over the term of the note). The principal is due on June 1, 2019.

Radian Group Inc.
Schedule IV—Reinsurance
Insurance Premiums Earned
Year Ended December 31, 2014, 2013 and 2012

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed Premiums as a Percentage of Net Premiums
2014	$905,502	$61,017	$43	$844,528	0.01%
2013	$848,655	$67,291	$56	$781,420	0.01%
2012	$743,736	$40,398	$(953)	$702,385	(0.14)%

INDEX TO EXHIBITS

Exhibit Number	Exhibit
2.1
Unit Purchase Agreement, dated as of May 6, 2014, by and among (i) the Registrant, (ii) Clayton Holdings LLC and (iii) Cobra Green LLC, a Delaware limited liability company, and Paul T. Bossidy (incorporated by reference to Exhibit 2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended March 31, 2014)

2.2
Stock Purchase Agreement dated as of December 22, 2014, between Radian Guaranty Inc. and Assured Guaranty Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated December 23, 2014, and filed on December 23, 2014)

3.1
Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 11, 2004 and filed on May 12, 2004)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 22, 2008 and filed on May 29, 2008)

3.3
Second Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 12, 2010 and filed on May 18, 2010)

3.4
Certificate of Amendment of Certificate of Incorporation of the Registrant effective as of May 15, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 14, 2013 and filed on May 20, 2013)

3.5
Certificate of Change of Registered Agent and Registered Office of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 10, 2010 and filed on November 16, 2010)

3.6
Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated October 9, 2009 and filed on October 13, 2009)

3.7
Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 12, 2014 and filed on November 18, 2014)

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

4.6
First Supplemental Indenture, dated as of November 15, 2010, between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 10, 2010 and filed on November 16, 2010)

4.7	Form of 3.00% Convertible Senior Notes Due 2017 (included within Exhibit 4.6)

4.8
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

4.10
Registration Rights Agreement, dated as of January 4, 2013, between the Registrant and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated January 4, 2013 and filed on January 7, 2013)

4.11
Senior Indenture dated as of March 4, 2013 between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 27, 2013 and filed on March 4, 2013)

4.12
First Supplemental Indenture dated as of March 4, 2013 between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 27, 2013 and filed on March 4, 2013)

4.13	Form of 2.25% Convertible Senior Notes due 2019 (included within Exhibit 4.12)

4.14
Second Supplemental Indenture, dated as of May 13, 2014, between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 7, 2014, and filed on May 13, 2014)

4.15	Form of 5.500% Senior Note due 2019 (included within Exhibit 4.14)

4.16
Officers’ Certificate, dated as of February 28, 2013, including the terms of the Registrant’s 9.000% Senior Notes due 2017, as Attachment A, and including the form of the Registered Notes as Exhibit A-1 to Attachment A (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 28, 2013 and filed on March 6, 2013)

4.17	Form of 9.000% Senior Notes due 2017 (included within exhibit 4.16)

+10.1
Employment Agreement between the Registrant and Sanford A. Ibrahim, dated as of November 12, 2014(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 12, 2014 and filed on November 18, 2014)

+10.2
Stock Appreciation Right Agreement under 2008 Equity Compensation Plan, dated as of May 13, 2009, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2009)

+10.3
Restricted Stock Award Agreement under 2008 Equity Compensation Plan, dated as of May 13, 2009, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2009)

+10.4
Restricted Stock Award Agreement under 2008 Equity Compensation Plan, dated as of May 16, 2009, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2009)

+10.5
Amendments to Restricted Stock and Stock Option Grants between the Registrant and Sanford A. Ibrahim, dated as of February 10, 2010 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2009)

+10.6
2010 Performance-Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan, dated May 12, 2010 between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2010)

+10.7
2010 Stock Option Agreement under the 2008 Equity Compensation Plan, dated May 12, 2010 between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2010)

+10.8
Form of Severance Agreement (including for Richard I. Altman, Derek Brummer, Edward J. Hoffman, C. Robert Quint and H. Scott Theobald) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated December 30, 2010 and filed on January 6, 2011)

+10.9
Radian Group Inc. Amended and Restated Benefit Restoration Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 6, 2007 and filed on November 13, 2007)

+10.10
Amendment No. 1 to the Radian Group Inc. Amended and Restated Benefit Restoration Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2008)

+10.11
Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 2010 incorporating all amendments through December 31, 2012) (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2013)

+10.12
Amendment No. 1 to the Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 2010), effective May 22, 2013 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2013)

+10.13
Radian Group Inc. 1995 Equity Compensation Plan (Amended and Restated May 9, 2006) (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (file no. 1-11356), as filed with the Securities and Exchange Commission on April 18, 2006).

+10.14
Amendment to Radian Group Inc. 1995 Equity Compensation Plan (Amended and Restated May 9, 2006) dated February 5, 2007 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2006)

+10.15
Amendment No. 2 to Radian Group Inc. 1995 Equity Compensation Plan, dated November 6, 2007 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2007)

+10.16
Form of Stock Option Grant Letter under 1995 Equity Compensation Plan (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2004)

+10.17
Form of Restricted Stock Award Agreement for awards granted before February 5, 2007 under 1995 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2005)

+10.18
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

+10.20
Radian Group Inc. Amended and Restated 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (file no. 333-174428) filed on May 23, 2011)

+10.21
Form of Stock Option Grant Letter under 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2008)

+10.22
Form of Restricted Stock Award Agreement under 2008 Equity (file no. 1-11356) Compensation Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008)

+10.23
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

+10.25
Form of 2009 Restricted Stock Award Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2009)

+10.26
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

+10.28
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

+10.30
Form of 2010 Performance-Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2010)

+10.31
Form of 2010 Stock Option Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2010)

+10.32
Form of 2010 Executive Long-Term Incentive Cash Plan Award (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2010)

+10.33
Radian Group Inc. Amended and Restated Performance Share Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Amended Current Report on Form 8-K (file no. 1-11356) dated February 8, 2005 and filed on February 14, 2005)

*+10.34	Amended and Restated Radian Group Inc. Voluntary Deferred Compensation Plan for Directors

*+10.35	Amended and Restated Radian Voluntary Deferred Compensation Plan for Officers

+10.36
Radian Group Inc. 2008 Employee Stock Purchase Plan, as amended and restated on December 11, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2012)

+10.37
Radian Group Inc. STI/MTI Incentive Plan for Executive Employees (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 12, 2009 and filed on November 18, 2009)

+10.38
Radian Group Inc. STI Incentive Plan For Financial Guaranty Employees (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2013)

+10.39
Enhance Financial Services Group Inc. 1997 Long-Term Incentive Plan for Key Employees (As Amended Through June 3, 1999) (incorporated by reference to Exhibit 10.2.2 to the Quarterly Report on Form 10-Q (file no. 1-10967) for the period ended June 30, 1999, of Enhance Financial Services Group Inc.)

+10.40
Enhance Reinsurance Company Supplemental Pension Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K (file no. 1-10967) for the year ended December 31, 1999, of Enhance Financial Services Group Inc.)

+10.41
Amendment to Enhance Reinsurance Company Supplemental Pension Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2008)

+10.42
Certain Compensation Arrangements with Directors (Effective May, 2008) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2008)

10.43
Net Worth and Liquidity Maintenance Agreement, dated as of October 10, 2000, between Radian Guaranty Inc. and Radian Insurance Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2002)

10.44
Form of Expense Allocation and Services Agreement between the Registrant and each of Radian Guaranty Inc., Radian Insurance Inc., Radian Asset Assurance Inc. and Amerin Guaranty Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2005)

10.45
Form Amendment to Expense Allocation and Services Agreement between the Registrant and each of Radian Guaranty Inc. Radian Insurance Inc., Radian Asset Assurance Inc. and Amerin Guaranty Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on form 10-Q (file no. 1-11356) for the period ended March 31, 2009)

10.46
Radian Group Inc. Allocation of Consolidated Tax Liability Agreement between the Registrant and each of its subsidiaries, dated January 1, 2002, including Addendums 1 through 6 dated between January 1, 2002 and July 10, 2008 (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2008)

10.47
Capped Call Confirmation (Reference No. 99AMQGZY8) dated as of November 8, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 8, 2010 and filed on November 10, 2010)

10.48
Capped Call Confirmation (Reference No. 99AMQM627) dated as of November 10, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 8, 2010 and filed on November 10, 2010)

10.49
Securities Purchase Agreement, dated as of May 3, 2010, by and between Radian Guaranty Inc. and Sherman Financial Group LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated April 30, 2010 and filed on May 4, 2010)

+10.50
Amendment to Incentive Awards under 2008 Executive Long-Term Incentive Cash Plan, dated April 5, 2011 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated April 5, 2011 and filed on April 7, 2011)

+10.51
Form of 2011 Performance Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2011)

+10.52
Form of 2011 Stock Option Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2011)

+10.53
2011 Performance Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan, dated June 9, 2011, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2011)

+10.54
2011 Performance Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan, dated June 9, 2011, between the Registrant and C. Robert Quint (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2011)

+10.55
2011 Stock Option Agreement under the 2008 Equity Compensation Plan, dated June 9, 2011, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2011)

+10.56
2011 Stock Option Agreement under the 2008 Equity Compensation Plan, dated June 9, 2011, between the Registrant and C. Robert Quint (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2011)

+10.57
Severance Agreement, dated December 23, 2011, between Teresa Bryce Bazemore and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) filed December 29, 2011)

+10.58
Transfer Letter Agreement between the Registrant and Derek Brummer, dated April 3, 2013 (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2013)

10.59
Commutation, Reassumption and Release Agreement, effective as of January 1, 2012 (signed January 24, 2012), between Assured Guaranty Municipal Corp. (formerly Financial Security Assurance Inc.), Assured Guaranty (Europe) Ltd. (formerly Financial Security Assurance (U.K.) Limited), and Radian Asset Assurance Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated January 30, 2012 and filed on January 30, 2012)

+10.60
Form of 2012 Performance Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2012)

+10.61
Form of 2012 Stock Option Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2012)

+10.62
2012 Performance Based Restricted Stock Unit Grant Letter under the 2008 Equity Compensation Plan, dated as of June 6, 2012, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2012)

+10.63
2012 Performance Based Restricted Stock Unit Grant Letter under the 2008 Equity Compensation Plan, dated as of June 6, 2012, between the Registrant and C. Robert Quint (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2012)

+10.64
2012 Stock Option Agreement under the 2008 Equity Compensation Plan, dated as of June 6, 2012, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2012)

+10.65
2012 Stock Option Agreement under the 2008 Equity Compensation Plan, dated as of June 6, 2012, between the Registrant and C. Robert Quint (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2012)

+10.66
Waiver Letter, dated May 30, 2012, under Employment Agreement between the Registrant and S.A. Ibrahim, dated April 5, 2011 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2012)

+10.67
Letter Agreement, dated May 16, 2013, between the Registrant and S.A. Ibrahim (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 14, 2013 and filed on May 20, 2013)

+10.68
2013 Performance-Based Restricted Stock Unit Grant Letter under the 2008 Equity Compensation Plan, dated as of May 14, 2013, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2013)

+10.69
2013 Stock Option Agreement under the 2008 Equity Compensation Plan, dated as of May 14, 2013, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2013)

+10.70
2013 Performance-Based Restricted Stock Unit Grant Letter under the 2008 Equity Compensation Plan, dated as of May 14, 2013, between the Registrant and C. Robert Quint (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2013)

+10.71
2013 Stock Option Agreement under the 2008 Equity Compensation Plan, dated as of May 14, 2013, between the Registrant and C. Robert Quint (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2013)

+10.72
Form of 2013 Performance-Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2013)

+10.73
Form of 2013 Stock Option Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2013)

10.74
Master Transaction Agreement, dated as of August 29, 2013, by and between Radian Guaranty Inc. and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated August 29, 2013 and filed on August 30, 2013)

+10.75
2014 Performance-Based Restricted Stock Unit Grant Letter under the 2014 Equity Compensation Plan, dated as of June 17, 2014, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2014)

+10.76
2014 Stock Option Agreement under the 2014 Equity Compensation Plan, dated as of June 17, 2014, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2014)

+10.77
2014 Performance-Based Restricted Stock Unit Grant Letter under the 2014 Equity Compensation Plan, dated as of June 17, 2014, between the Registrant and C. Robert Quint (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2014)

+10.78
2014 Stock Option Agreement under the 2014 Equity Compensation Plan, dated as of June 17, 2014, between the Registrant and C. Robert Quint (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2014)

+10.79
Form of 2014 Performance-Based Restricted Stock Unit Grant Letter under the 2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2014)

+10.80
Form of 2014 Stock Option Agreement under the 2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2014)

+10.81
Employment Agreement between the Registrant and Paul T. Bossidy, dated as of May 1, 2014 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2014)

10.82
Confidential Settlement Agreement and Release, dated as of September 16, 2014, by and among Radian Guaranty Inc., Countrywide Home Loans, Inc., and Bank of America, N.A., as a successor to BofA Home Loans Servicing f/k/a Countrywide Home Loans Servicing LP on its own behalf and as successor in interest by de jure merger to Countrywide Bank FSB, formerly Treasury Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated September 16, 2014, and filed on September 19, 2014)

+10.83
Letter Agreement, effective as of December 10, 2014, between the Registrant and J. Franklin Hall (including Attachment A - Severance Agreement and Attachment B - Restrictive Covenant Agreement) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated December 10, 2014, and filed on December 15, 2014)

+10.84
Consulting Services Agreement, dated December 16, 2014, between the Registrant and C. Robert Quint (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated December 16, 2014, and filed on December 18, 2014)

+10.85
Radian Group Inc. 2014 Equity Compensation Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (file no. 1-11356) filed on April 7, 2014 for the 2014 Annual Meeting of Stockholders)

*12	Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends

*21	Subsidiaries of the Registrant

*23.1	Consent of PricewaterhouseCoopers LLP

*31	Rule 13a-14(a) Certifications

**32	Section 1350 Certifications

*101
The following financial information from Radian Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Changes in Common Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith.

+	Management contract, compensatory plan or arrangement.