Form 10-Q
period 2015-03-31
RADIAN GROUP INC
filed 2015-05-08
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 191,420,223 shares of common stock, $0.001 par value per share, outstanding on May 6, 2015.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The list which follows includes the definitions of various abbreviations and acronyms used throughout this report, including the Condensed Consolidated Financial Statements, the Notes to Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Term	Definition
2014 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2014
2014 Master Policy	Radian Guaranty’s Master Policy that became effective October 1, 2014
ABS	Asset-backed securities
Alt-A	Alternative-A loan where the documentation is generally limited as compared to fully documented loans (considered a non-prime loan grade)
AOCI	Accumulated other comprehensive income (loss)
Appeals	Internal Revenue Service Office of Appeals
Assured	Assured Guaranty Corp., a subsidiary of Assured Guaranty Ltd.
Available Assets	As defined in the PMIERs, these assets primarily include the liquid assets of a mortgage insurer and its affiliated reinsurers, and exclude Unearned Premium Reserves
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

Claim Curtailment	Our legal right, under certain conditions, to reduce the amount of a claim, including due to servicer negligence
Claim Denial	Our legal right, under certain conditions, to deny a claim
Claim Severity	The total claim amount paid divided by the original coverage amount
Clayton	Clayton Holdings LLC, a Delaware domiciled indirect non-insurance subsidiary of Radian Group
CMBS	Commercial mortgage-backed securities
Convertible Senior Notes due 2017	Our 3.000% convertible unsecured senior notes due November 2017 ($450 million principal amount)
Convertible Senior Notes due 2019	Our 2.250% convertible unsecured senior notes due March 2019 ($400 million principal amount)
Cures	Loans that were in default as of the beginning of a period and are no longer in default because payments were received and the loan is no longer past due
Default to Claim Rate	Rate at which defaulted loans result in a claim
Deficiency Amount	The assessed tax liabilities, penalties and interest associated with a formal notice of deficiency letter from the IRS
Exchange Act	Securities and Exchange Act of 1934, as amended
Fannie Mae	Federal National Mortgage Association
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FICO	Fair Isaac Corporation
First-liens	First-lien mortgage loans
Flow Business
With respect to mortgage insurance, transactions in which mortgage insurance is provided on mortgages on an individual loan basis as they are originated. Flow Business contrasts with Structured Transactions, in which mortgage insurance is provided on a group of mortgages after they have been originated

Foreclosure Stage Default	The Stage of Default indicating that the foreclosure sale has been scheduled or held
Freddie Mac	Federal Home Loan Mortgage Corporation

Freddie Mac Agreement	The Master Transaction Agreement between Radian Guaranty and Freddie Mac entered into in August 2013
GAAP	Accounting principles generally accepted in the United States of America
Green River Capital	Green River Capital LLC, a wholly-owned subsidiary of Clayton Holdings LLC
GSEs	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
IBNR	Losses incurred but not reported
IIF	Insurance in force
Implementation Date	The February 1, 2015 commencement date for activities pursuant to the BofA Settlement Agreement
Initial QSR Transaction	Initial quota share reinsurance agreement entered into with a third-party reinsurance provider in the second quarter of 2012
Insureds
Insured parties, with respect to the BofA Settlement Agreement, Countrywide Home Loans, Inc. and Bank of America, N.A., as a successor to BofA Home Loan Servicing f/k/a Countrywide Home Loans Servicing LP

IRS	Internal Revenue Service
LAE	Loss adjustment expenses, which include the cost of investigating and adjusting losses and paying claims
Legacy Portfolio	Mortgage insurance written during the poor underwriting years of 2005 through 2008, together with business written prior to 2005
Loss Mitigation Activity/Activities	Activities such as Rescissions, Claim Denials, Claim Curtailments and cancellations
LTV	Loan-to-value ratio which is calculated as the percentage of the original loan amount to the original value of the property
Master Policies	The Prior Master Policy and the 2014 Master Policy, collectively
Minimum Required Assets	A risk-based minimum required asset amount, as defined in the PMIERs, calculated based on net RIF and a variety of measures designed to evaluate credit quality
Model Act	Mortgage Guaranty Insurers Model Act
Monthly Premium	Premiums on mortgage insurance products paid on a monthly installment basis
Moody’s	Moody’s Investors Service
Mortgage Insurance	Radian’s Mortgage Insurance business segment, which provides credit-related insurance coverage, principally through private mortgage insurance, to mortgage lending institutions
MPP Requirement
Certain states’ statutory or regulatory risk-based capital requirement that the mortgage insurer must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels

NAIC	National Association of Insurance Commissioners
NIW	New insurance written
NOL	Net operating loss, calculated on a tax basis
Notices of Deficiency	Formal letters from the IRS informing the taxpayer of an IRS determination of tax deficiency and appeal rights
OCI	Other comprehensive income (loss)
PDR	Premium deficiency reserve
Persistency Rate	The percentage of insurance in force that remains on our books after any 12-month period
PMIERs	Private Mortgage Insurer Eligibility Requirements that were issued by the FHFA in proposed form for public comment on July 10, 2014 and issued in final form on April 17, 2015.
PMIERs Financial Requirements	Financial requirements of the PMIERs
Prior Master Policy	Radian Guaranty’s master insurance policy in effect prior to the effective date of its 2014 Master Policy
QSR	Quota share reinsurance

QSR Reinsurance Transactions	The Initial QSR Transaction and Second QSR Transaction, collectively
Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Asset Assurance	Radian Asset Assurance Inc., a New York domiciled insurance subsidiary of Radian Guaranty
Radian Asset Assurance Stock Purchase Agreement
The Stock Purchase Agreement dated December 22, 2014, between Radian Guaranty and Assured Guaranty Corp., a subsidiary of Assured Guaranty Ltd. (“Assured”), to sell 100% of the issued and outstanding shares of Radian Asset Assurance, Radian’s financial guaranty insurance subsidiary, to Assured

Radian Group	Radian Group Inc., the registrant
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group
Radian Insurance	Radian Insurance Inc., a Pennsylvania domiciled insurance subsidiary of Radian Guaranty
RBC States	Risk-based capital states, which are those states that currently impose a statutory or regulatory risk-based capital requirement
REMIC	Real Estate Mortgage Investment Conduit
REO	Real estate owned
Rescission	Our legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies if we determine that a loan did not qualify for insurance
RESPA	Real Estate Settlement Procedures Act of 1974
RGRI	Radian Guaranty Reinsurance Inc., a Pennsylvania domiciled insurance subsidiary of Enhance Financial Services Group Inc., a New York domiciled non-insurance subsidiary of Radian Group
RIF	Risk in force, which approximates the maximum loss exposure at any point in time
Risk-to-capital	Under certain state regulations, a minimum ratio of statutory capital calculated relative to the level of net risk in force
RMAI	Radian Mortgage Assurance Inc., a Pennsylvania domiciled insurance subsidiary of Radian Guaranty
RMBS	Residential mortgage-backed securities
S&P	Standard & Poor’s Financial Services LLC
SAP	Statutory accounting practices include those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Second QSR Transaction	Second Quota share reinsurance transaction entered into with a third-party reinsurance provider in the fourth quarter of 2012
Second-liens	Second-lien mortgage loans
Senior Notes due 2017	Our 9.000% unsecured senior notes due June 2017 ($195.5 million principal amount)
Senior Notes due 2019	Our 5.500% unsecured senior notes due June 2019 ($300 million principal amount)
Services	Radian’s Mortgage and Real Estate Services business segment, which provides mortgage- and real estate-related products and services to the mortgage finance market
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

•	changes in the way customers, investors, regulators or legislators perceive the strength of private mortgage insurers;

•	catastrophic events, increased unemployment, home price depreciation or other negative economic changes in geographic regions where our mortgage insurance exposure is more concentrated;

•	Radian Guaranty’s ability to remain eligible under applicable requirements imposed by the FHFA and the GSEs to insure loans purchased by the GSEs;

•
our ability to maintain sufficient holding company liquidity to meet our short- and long-term liquidity needs. We expect to contribute a portion of our holding company liquidity to support Radian Guaranty’s compliance with the final PMIERs Financial Requirements. Our projections regarding the amount of holding company liquidity that we may contribute for Radian Guaranty to comply with the PMIERs Financial Requirements are based on our estimates of Radian Guaranty’s Minimum Required Assets and Available Assets, which may not prove to be accurate, and which could be impacted by: (1) our ability to receive GSE approval for the amendments to our existing reinsurance arrangements and receive the full PMIERs benefit for these arrangements; (2) whether we elect to convert certain liquid assets into PMIERs-compliant Available Assets; (3) factors affecting the performance of our mortgage insurance business, including our level of defaults, prepayments, the losses we incur on new or existing defaults and the credit characteristics of our mortgage insurance; (4) how much capital we expect to maintain at our mortgage insurance subsidiaries in excess of the amount required to satisfy the PMIERs Financial Requirements; and (5) the GSEs’ intention to update the factors that are applied to calculate and determine a mortgage insurer’s Minimum Required Assets every two years or more frequently, as determined by the GSEs, to reflect changes in macroeconomic conditions or loan performance. Contributions of holding company cash and investments from Radian Group will leave less liquidity to satisfy Radian Group’s future obligations. Depending on the amount of holding company contributions that we make, we may be required or may decide to seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all;

•
our ability to maintain an adequate level of capital in our insurance subsidiaries to satisfy existing and future state regulatory requirements, including new capital adequacy standards that currently are being developed by the NAIC and that could be adopted by certain states in which we write business;

•
changes in the charters or business practices of, or rules or regulations imposed by or applicable to the GSEs, including: (1) the implementation of the final PMIERs, which (i) will increase the amount of capital that Radian Guaranty is required to hold, and therefore, reduce our current returns on subsidiary capital, (ii) impose extensive and more stringent operational requirements in areas such as claim processing, loss mitigation, document retention, underwriting, quality control, reporting and monitoring, among others, that may result in additional costs to achieve and maintain compliance, and (iii) require the consent of the GSEs for Radian Guaranty to take certain actions such as paying dividends, entering into various inter-company agreements, and commuting or reinsuring risk, among others; (2) changes that could limit the type of business that Radian Guaranty and other private mortgage insurers are willing to write, which could reduce our NIW; (3) changes that could increase the cost of private mortgage insurance, including as compared to the FHA’s pricing, or result in the emergence of other forms of credit enhancement; and (4) changes that could require us to alter our business practices and which may result in substantial additional costs;

•
our ability to continue to effectively mitigate our mortgage insurance losses, including a decrease in net Rescissions, Claim Denials or Claim Curtailments resulting from an increase in the number of successful challenges to previous Rescissions, Claim Denials or Claim Curtailments (including as part of one or more settlements of disputed Rescissions or Claim Denials), or as a result of the GSEs intervening in or otherwise limiting our loss mitigation practices, including settlements of disputes regarding Loss Mitigation Activities;

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

•
heightened competition for our mortgage insurance business from others such as the FHA, the U.S. Department of Veterans Affairs and other private mortgage insurers (including with respect to other private mortgage insurers, those that have been assigned higher ratings than we have that may have access to greater amounts of capital than we do, or that are new entrants to the industry, and therefore, are not burdened by legacy obligations) and the impact such heightened competition may have on our returns and our NIW;

•
changes to the current system of housing finance, including the possibility of a new system in which private mortgage insurers are not required or their products are significantly limited in effect or scope;

•	the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act on the financial services industry in general, and on our businesses in particular;

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

•
volatility in our results of operations caused by changes in the fair value of our assets and liabilities, including a significant portion of our investment portfolio and certain of our long-term incentive compensation awards;

•	changes in GAAP or SAP rules and guidance, or their interpretation;

•	legal and other limitations on amounts we may receive from our subsidiaries as dividends or through our tax- and expense-sharing arrangements with our subsidiaries; and

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

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of our 2014 Form 10-K, Item 1A of Part II of this Quarterly Report on Form 10-Q and subsequent reports and registration statements filed from time to time with the U.S. Securities and Exchange Commission. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we issued this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements to reflect new information or future events or for any other reason.

PART I

Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2015	December 31, 2014
($ in thousands, except share amounts)
ASSETS
Investments
Fixed-maturities available for sale—at fair value (amortized cost $677,040 and $528,660)	$695,085	$536,890
Equity securities available for sale—at fair value (cost $76,900 and $76,900)	143,533	143,368
Trading securities—at fair value	1,574,795	1,633,584
Short-term investments—at fair value	1,194,280	1,300,872
Other invested assets	13,953	14,585
Total investments	3,621,646	3,629,299
Cash	57,204	30,465
Restricted cash	14,220	14,031
Accounts and notes receivable	64,405	85,792
Deferred income taxes, net	649,996	700,201
Goodwill and other intangible assets, net	293,798	288,240
Other assets (Note 8)	356,713	375,491
Assets held for sale (Note 2)	1,755,873	1,736,444
Total assets	$6,813,855	$6,859,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$657,555	$644,504
Reserve for losses and loss adjustment expense (“LAE”)	1,384,714	1,560,032
Long-term debt	1,218,972	1,209,926
Other liabilities	310,642	326,743
Liabilities held for sale (Note 2)	966,078	947,008
Total liabilities	4,537,961	4,688,213
Commitments and Contingencies (Note 15)
Equity component of currently redeemable convertible senior notes (Note 10)	68,982	74,690
Stockholders’ equity
Common stock: par value $.001 per share; 485,000,000 shares authorized at March 31, 2015 and December 31, 2014, respectively; 208,974,967 and 208,601,020 shares issued at March 31, 2015 and December 31, 2014, respectively; 191,415,726 and 191,053,530 shares outstanding at March 31, 2015 and December 31, 2014, respectively	209	209
Treasury stock, at cost: 17,559,241 and 17,547,490 shares at March 31, 2015 and December 31, 2014, respectively	(893,149)	(892,961)
Additional paid-in capital	2,541,585	2,531,513
Retained earnings	498,593	406,814
Accumulated other comprehensive income (“AOCI”)	59,674	51,485
Total stockholders’ equity	2,206,912	2,097,060
Total liabilities and stockholders’ equity	$6,813,855	$6,859,963

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
($ in thousands, except per share amounts)	2015	2014
Revenues:
Net premiums earned—insurance	$224,595	$198,762
Services revenue	30,529	—
Net investment income	17,328	15,318
Net gains on investments and other financial instruments	16,779	42,968
Other income	1,432	1,126
Total revenues	290,663	258,174
Expenses:
Provision for losses	45,028	49,626
Policy acquisition costs	7,750	7,017
Direct cost of services	18,451	—
Other operating expenses	54,576	54,507
Interest expense	24,385	19,927
Amortization and impairment of intangible assets	3,023	—
Total expenses	153,213	131,077
Pretax income from continuing operations	137,450	127,097
Income tax provision (benefit)	45,723	(18,883)
Net income from continuing operations	91,727	145,980
Income from discontinued operations, net of tax	530	56,779
Net income	$92,257	$202,759

Net income per share:
Basic:
Net income from continuing operations	$0.48	$0.84
Income from discontinued operations	—	0.33
Net income	$0.48	$1.17

Diluted:
Net income from continuing operations	$0.39	$0.68
Income from discontinued operations	—	0.26
Net income	$0.39	$0.94

Weighted-average number of common shares outstanding—basic	191,224	173,165
Weighted-average number of common and common equivalent shares outstanding—diluted	243,048	222,668
Dividends per share	$0.0025	$0.0025

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2015	2014
Net income	$92,257	$202,759
Other comprehensive income, net of tax (see Note 11):
Net foreign currency translation adjustments	(126)	—
Unrealized gains on investments:
Unrealized holding gains arising during the period	6,454	2,669
Less: Reclassification adjustment for net (losses) gains included in net income	(33)	4
Net unrealized gains on investments	6,487	2,665
Net unrealized gains on investments recorded as assets held for sale	1,828	1,296
Other comprehensive income, net of tax	8,189	3,961
Comprehensive income	$100,446	$206,720

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCI	Total
BALANCE, JANUARY 1, 2014	$191	$(892,807)	$2,347,104	$(552,226)	$37,383	$939,645
Net income	—	—	—	202,759	—	202,759
Net unrealized gain on investments, net of tax	—	—	—	—	3,961	3,961
Repurchases of common stock under incentive plans	—	(130)	—	—	—	(130)
Issuance of common stock under benefit plans	—	—	458	—	—	458
Issuance of common stock under incentive plans	—	—	13	—	—	13
Stock-based compensation expense, net	—	—	310	—	—	310
Reclassification to equity component of currently redeemable convertible senior notes	—	—	(91,016)	—	—	(91,016)
Dividends declared	—	—	(433)	—	—	(433)
BALANCE, MARCH 31, 2014	$191	$(892,937)	$2,256,436	$(349,467)	$41,344	$1,055,567

BALANCE, JANUARY 1, 2015	$209	$(892,961)	$2,531,513	$406,814	$51,485	$2,097,060
Net income	—	—	—	92,257	—	92,257
Net foreign currency translation adjustment, net of tax	—	—	—	—	(126)	(126)
Net unrealized gain on investments, net of tax	—	—	—	—	8,315	8,315
Repurchases of common stock under incentive plans	—	(188)	—	—	—	(188)
Issuance of common stock under benefit plans	—	—	452	—	—	452
Issuance of common stock under incentive plans	—	—	789	—	—	789
Stock-based compensation expense, net	—	—	3,123	—	—	3,123
Change in equity component of currently redeemable convertible senior notes	—	—	5,708	—	—	5,708
Dividends declared	—	—	—	(478)	—	(478)
BALANCE, MARCH 31, 2015	$209	$(893,149)	$2,541,585	$498,593	$59,674	$2,206,912

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net cash provided by (used in) operating activities, continuing operations	$80	$(121,846)
Net cash used in operating activities, discontinued operations	(12,168)	(15,164)
Net cash used in operating activities	(12,088)	(137,010)
Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	3,621	1,742
Proceeds from sales of trading securities	69,915	383,967
Proceeds from redemptions of fixed-maturity investments available for sale	5,502	—
Proceeds from redemptions of fixed-maturity investments held to maturity	—	300
Purchases of fixed-maturity investments available for sale	(152,290)	(71,173)
Sales (purchases) and redemptions of short-term investments, net	106,728	(182,936)
Sales of other assets, net	632	640
Purchases of property and equipment, net	(2,470)	(2,769)
Acquisitions, net of cash acquired	(6,449)	—
Net cash provided by investing activities, continuing operations	25,189	129,771
Net cash provided by investing activities, discontinued operations	9,514	4,681
Net cash provided by investing activities	34,703	134,452
Cash flows from financing activities:
Dividends paid	(478)	(433)
Excess tax benefits from stock-based awards	1,408	89
Net cash provided by (used in) financing activities, continuing operations	930	(344)
Net cash provided by (used in) financing activities, discontinued operations	—	—
Net cash provided by (used in) financing activities	930	(344)
Effect of exchange rate changes on cash	(46)	7
Increase (decrease) in cash	23,499	(2,895)
Cash, beginning of period	30,465	22,880
Change in cash of business held for sale	3,240	(387)
Cash, end of period	$57,204	$19,598

Supplemental disclosures of cash flow information:
Income taxes (received) paid	$(41)	$1,592
Interest paid	$4,516	$4,520

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
The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for the fair statement of the financial position, results of operations, comprehensive income and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2014 Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. Certain prior period amounts have been reclassified to conform to current period presentation.
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of our contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. While the amounts included in our condensed consolidated financial statements include our best estimates and assumptions, actual results may vary materially.
In April 2014, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard for reporting discontinued operations and disclosures of disposals of components of an entity. This update changes the requirements for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents (or would represent) a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (b) the component of an entity or group of components of an entity is disposed of by sale; or (c) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). The amendments in this update require expanded disclosures about discontinued operations. The provisions of this update are effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The significance of this guidance for the Company is dependent on any future dispositions or disposals.
In May 2014, the FASB issued an update to the accounting standard regarding revenue recognition. This update is intended to provide a consistent approach in recognizing revenue. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. While this update is not expected to change revenue recognition principles related to our insurance products, this update may be applicable to revenues from our Services segment, which has been included in our condensed consolidated statements of operations beginning with the third quarter of 2014. The provisions of this update are effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact to our financial statements and future disclosures as a result of this update, if any.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

In April 2015, the FASB issued an update to the accounting standard for the presentation of debt issuance costs in financial statements. The new standard requires an entity to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability, consistent with debt discounts, rather than as a separate asset as currently required. The recognition and measurement guidance for debt issuance costs are not affected by the update. The provisions of this update are effective for interim and annual periods beginning after December 15, 2015 and must be applied on a retrospective basis for all periods presented. Early adoption is permitted for financial statements that have not been previously issued. Upon adoption, the standard requires an entity to disclose: (a) the nature of and reason for the change in accounting principle; (b) the transition method; (c) a description of the prior period information that has been retrospectively adjusted; and (d) the effect of the change on the financial statement line items. The implementation of this update would result in a reclassification to present debt issuance costs as a reduction of the related debt liability rather than as an asset on our consolidated balance sheets.
In April 2015, the FASB issued an update to the accounting standard for the accounting of internal-use software. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The provisions of this update are effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. Management is currently evaluating the potential impact to our financial statements, if any.
Business Overview
We provide mortgage and real estate products and services and have two reportable business segments—Mortgage Insurance and Services. On April 1, 2015, Radian Guaranty completed the previously disclosed sale to Assured of 100% of the issued and outstanding shares of Radian Asset Assurance, a financial guaranty insurer, pursuant to the Radian Asset Assurance Stock Purchase Agreement dated as of December 22, 2014. As a result, until the April 1, 2015 sale date, the operating results of Radian Asset Assurance continue to be classified as discontinued operations for all periods presented in our condensed consolidated statements of operations. Prior periods have been revised to conform to the current period presentation for these changes. See Note 2 for additional information related to discontinued operations.
Mortgage Insurance
Our Mortgage Insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, to mortgage lending institutions. We provide our mortgage insurance products mainly through our wholly-owned subsidiary, Radian Guaranty. Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who generally make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to the GSEs.
Our Mortgage Insurance segment currently offers primary mortgage insurance coverage on residential First-liens. At March 31, 2015, primary insurance on First-liens comprised approximately 97.3% of our $44.6 billion total direct RIF. At March 31, 2015, pool insurance, which we previously offered, represented approximately 2.6% of our total direct RIF.
The FHFA, the GSEs and state insurance regulators impose various capital and financial requirements on our insurance subsidiaries. These include financial requirements, such as Risk-to-capital, other risk-based capital measures and surplus requirements, as well as the PMIERs Financial Requirements discussed below. Failure to comply with applicable financial requirements may limit the amount of insurance that our insurance subsidiaries may write. The GSEs and our state insurance regulators also possess significant discretion with respect to our insurance subsidiaries.
On April 17, 2015, the FHFA issued the final PMIERs, setting forth revised requirements for private mortgage insurers, including Radian Guaranty, to remain eligible insurers of loans purchased by the GSEs. The PMIERs Financial Requirements require a mortgage insurer’s Available Assets to meet or exceed its Minimum Required Assets. Under the final PMIERs, Radian Guaranty’s Available Assets and Minimum Required Assets are determined on an aggregate basis, taking into account the assets and insured risk of Radian Guaranty and its affiliated reinsurers. Therefore, developments that impact the assets and insured risk of Radian Guaranty and its affiliated reinsurers individually (such as capital contributions from Radian Group) also will impact the aggregate Available Assets and Minimum Required Assets, and importantly, Radian Guaranty’s compliance with the PMIERs Financial Requirements. As a result, references to Radian Guaranty’s Available Assets and Minimum Required Assets take into consideration both Radian Guaranty and its affiliated reinsurers.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Once they become effective for existing eligible mortgage insurers on December 31, 2015, the PMIERs Financial Requirements will replace the capital adequacy standards under the current GSE eligibility requirements. The final PMIERs Financial Requirements included significant changes to the Minimum Required Asset calculations from those originally published in the proposed PMIERs, with those changes primarily impacting the performing 2005 through 2008 vintage loans, as well as pool insurance. These changes resulted in a significant decrease to Radian Guaranty’s estimated Minimum Required Assets as compared to the estimated amount under the proposed PMIERs Financial Requirements.
Based on our estimates of Radian Guaranty’s Available Assets and Minimum Required Assets as of March 31, 2015, we expect that Radian Guaranty will have the ability to immediately comply with the PMIERs Financial Requirements, after giving effect to the proceeds Radian Guaranty received from the sale of Radian Asset Assurance on April 1, 2015 and future expected contributions to Radian Guaranty and its affiliated reinsurers of only a portion of our holding company liquidity.
The implementation of the final PMIERs will: (1) increase the amount of capital that Radian Guaranty is required to hold compared to current capital requirements, and therefore, reduce our current returns on subsidiary capital; (2) impose extensive and more stringent operational requirements in areas such as claim processing, loss mitigation, document retention, underwriting, quality control, reporting and monitoring, among others, that may result in additional costs in order to achieve and maintain compliance; and (3) require the consent of the GSEs for Radian Guaranty to take certain actions such as paying dividends, entering into various inter-company agreements, and commuting or reinsuring risk, among others.
The NAIC is in the process of reviewing the minimum capital and surplus requirements for mortgage insurers and considering changes to the Model Act. While the outcome of this process is not known, it is possible that among other changes, the NAIC will recommend and adopt more stringent capital requirements than currently exist under the Model Act, which could increase the capital requirements for Radian Guaranty in states that adopt the new Model Act.
Services
Our Services segment provides outsourced services, information-based analytics and specialty consulting for buyers and sellers of, and investors in, mortgage loans and other real estate-related loans and securities and other debt instruments. The primary services of our Services segment include: (1) loan review/due diligence; (2) surveillance; (3) valuation and component services; (4) REO management; and (5) EuroRisk mortgage services in the United Kingdom and Europe. These services and solutions are provided primarily through Clayton and its subsidiary Green River Capital.
During the first quarter of 2015, Clayton further expanded its service offerings by acquiring a real estate brokerage company that provides products and services that include automated valuation models; broker price opinions used by investors, lenders and loan servicers; and advanced technology solutions for: (1) monitoring loan portfolio performance; (2) tracking non-performing loans; (3) managing REO assets; and (4) valuing residential real estate through a secure platform. This real estate brokerage company is part of the Services segment. See Note 6 for additional information.
BofA Settlement Agreement
Implementation of the BofA Settlement Agreement commenced on February 1, 2015 for Subject Loans held in portfolio by the Insureds or purchased by the GSEs on that date. Approximately 12% of the Subject Loans are neither held in portfolio by the Insureds nor owned by the GSEs, and require the consent of certain other investors for these loans to be included in the BofA Settlement Agreement, except with respect to certain limited rights of cancellation. The contractual deadline for such consent has been extended to June 1, 2015. See Note 10 of Notes to Consolidated Financial Statements in our 2014 Form 10-K for additional information about the BofA Settlement Agreement.

2. Discontinued Operations
On April 1, 2015, Radian Guaranty completed the sale of 100% of the issued and outstanding shares of Radian Asset Assurance for a purchase price of approximately $810 million, pursuant to the Radian Asset Assurance Stock Purchase Agreement. The divestiture was intended to better position Radian Guaranty to comply with the PMIERs and to support Radian’s strategic focus on the mortgage and real estate industries. After closing costs and other adjustments, Radian Guaranty received net proceeds of $789 million. See Note 1 for additional information regarding the PMIERs.
Previously, Radian Asset Assurance comprised substantially all of the financial guaranty segment. Radian Asset Assurance provided direct insurance and reinsurance on credit-based risks. As a result, the assets and liabilities associated with the discontinued operations historically were a source of significant volatility to Radian’s results of operations, due to various factors including fluctuations in fair value and credit risk.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Based upon the applicable terms of the Radian Asset Assurance Stock Purchase Agreement, we determined that Radian Asset Assurance met the criteria for held for sale and discontinued operations accounting at December 31, 2014. As a result, we recognized a pre-tax impairment charge of approximately $468 million for the year ended December 31, 2014 and an additional charge of $13.9 million for the three months ended March 31, 2015. The operating results of Radian Asset Assurance are classified as discontinued operations for all periods presented in our condensed consolidated statements of operations. Since the purchase price was not subject to adjustment between December 31, 2014 and the closing date for the impact of: (i) Radian Asset Assurance’s results of operations; (ii) changes in valuation; or (iii) market conditions, the after-tax impact of such changes reflected in income (loss) from operations of businesses held for sale were substantially offset by the resulting change in loss on classification as held for sale. We recorded net income on discontinued operations of $0.5 million related to this sale in the first quarter of 2015. No general corporate overhead or interest expense was allocated to discontinued operations.
In the tables below we have summarized the major components of the net income from discontinued operations, as well as the assets and liabilities held for sale.
The income from discontinued operations, net of tax, consisted of the following components for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2015	2014
Net premiums earned	$1,007	$6,903
Net investment income	9,153	8,911
Net gains on investments and other financial instruments	13,668	22,182
Change in fair value of derivative instruments	2,625	50,086
Total revenues	26,453	88,082

Provision for losses	502	5,649
Policy acquisition costs	(191)	1,597
Other operating expense	4,107	5,402
Total expenses	4,418	12,648

Equity in net loss of affiliates	(13)	(13)
Income from operations of businesses held for sale	22,022	75,421
Loss on classification as held for sale	(13,930)	—
Income tax provision	7,562	18,642
Income from discontinued operations, net of tax	$530	$56,779

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The assets and liabilities associated with the discontinued operations have been segregated in the condensed consolidated balance sheets. The following table summarizes the major components of Radian Asset Assurance’s assets and liabilities held for sale on the condensed consolidated balance sheets as of the dates indicated:

(In thousands)	March 31, 2015	December 31, 2014
Fixed-maturity investments	$226,334	$224,552
Equity securities	4,019	3,749
Trading securities	679,972	689,887
Short-term investments	449,391	435,413
Other invested assets	108,080	108,206
Other assets	288,077	274,637
Total assets held for sale	$1,755,873	$1,736,444

Unearned premiums	$152,445	$158,921
Reserve for losses and LAE	32,420	31,558
VIE debt	82,238	85,016
Derivative liabilities	187,462	183,370
Other liabilities	511,513	488,143
Total liabilities held for sale	$966,078	$947,008

3. Segment Reporting
We currently have two strategic business units that we manage separately—Mortgage Insurance and, effective with the June 30, 2014 acquisition of Clayton, our Services segment. The operating results of Radian Asset Assurance are classified as discontinued operations for all periods presented in our condensed consolidated statements of operations. Previously, Radian Asset Assurance had represented substantially all of the financial guaranty segment; therefore, we no longer report a financial guaranty business segment. Certain corporate income and expenses that were previously allocated to the financial guaranty segment but were not reclassified to discontinued operations, such as corporate investment income, interest expense and corporate overhead expenses, have been reallocated to the Mortgage Insurance segment. Prior periods have been revised to conform to the current period presentation for these changes. See Note 2 for additional information related to discontinued operations.
We allocate to our Mortgage Insurance segment: (i) corporate expenses based on an allocated percentage of time spent on the Mortgage Insurance segment; (ii) all corporate cash and investments; (iii) all of the interest expense except for interest expense related to the Senior Notes due 2019 that were issued to purchase Clayton; and (iv) corporate income and expenses that were previously allocated to our financial guaranty segment and were not allocated to discontinued operations.
We allocate to our Services segment: (i) corporate expenses based on an allocated percentage of time spent on the Services segment; and (ii) as noted above, all of the interest expense related to the Senior Notes due 2019. No corporate cash or investments are allocated to the Services segment. We have included Clayton’s results of operations from the June 30, 2014 date of acquisition. Inter-segment activities are recorded at market rates for segment reporting and eliminated in consolidation.
Effective with the fourth quarter of 2014, certain loan servicer surveillance functions previously considered part of the Mortgage Insurance segment were transferred to the Services segment as part of a change in our internal management reporting. As a result, these activities are now reported in the Services segment for all periods presented.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Adjusted Pretax Operating Income (Loss)
Our senior management, including our Chief Executive Officer (our chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of Radian’s business segments and to allocate resources to the segments. Adjusted pretax operating income (loss) is defined as pretax income (loss) from continuing operations excluding the effects of net gains (losses) on investments and other financial instruments, acquisition-related expenses, amortization and impairment of intangible assets and net impairment losses recognized in earnings.
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

(1)
Net gains (losses) on investments and other financial instruments. The recognition of realized investment gains or losses can vary significantly across periods as the activity is highly discretionary based on the timing of individual securities sales due to such factors as market opportunities, our tax and capital profile and overall market cycles. Unrealized investment gains and losses arise primarily from changes in the market value of our investments that are classified as trading. These valuation adjustments may not necessarily result in economic gains or losses. We do not view them to be indicative of our fundamental operating activities. Trends in the profitability of our fundamental operating activities can be more clearly identified without the fluctuations of these realized and unrealized gains or losses. Therefore, these items are excluded from our calculation of adjusted pretax operating income (loss). However, we include the change in expected economic loss or recovery associated with our consolidated VIEs, if any, in the calculation of adjusted pretax operating income (loss).

(2)
Acquisition-related expenses. Acquisition-related expenses represent the costs incurred to effect an acquisition of a business (i.e., a business combination). Because we pursue acquisitions on a strategic and selective basis and not in the ordinary course of our business, we do not view acquisition-related expenses as a consequence of a primary business activity. Therefore, we do not consider these expenses to be part of our operating performance and they are excluded from our calculation of adjusted pretax operating income (loss).

(3)
Amortization and impairment of intangible assets. Amortization of intangible assets represents the periodic expense required to amortize the cost of intangible assets over their estimated useful lives. Intangible assets with an indefinite useful life are also periodically reviewed for potential impairment, and impairment adjustments are made whenever appropriate. These charges are not viewed as part of the operating performance of our primary activities and therefore are excluded from our calculation of adjusted pretax operating income (loss).

(4)
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Summarized financial information concerning our operating segments as of and for the periods indicated, is as follows:

	Three Months Ended March 31, 2015
(In thousands)	Mortgage Insurance	Services	Total
Net premiums written—insurance	$241,908	$—	$241,908
Increase in unearned premiums	(17,313)	—	(17,313)
Net premiums earned—insurance	224,595	—	224,595
Services revenue	—	30,742	30,742
Net investment income (1)	17,328	—	17,328
Other income (1)	1,331	790	2,121
Total (2)	243,254	31,532	274,786

Provision for losses	45,851	—	45,851
Policy acquisition costs	7,750	—	7,750
Direct cost of services	—	18,451	18,451
Other operating expenses before corporate allocations (3)	34,050	9,659	43,709
Total (4)	87,651	28,110	115,761
Adjusted pretax operating income before corporate allocations	155,603	3,422	159,025
Allocation of corporate operating expenses (1)	9,758	981	10,739
Allocation of interest expense (1)	19,953	4,432	24,385
Adjusted pretax operating income (loss)	$125,892	$(1,991)	$123,901

Cash and investments	$3,669,413	$9,437	$3,678,850
Restricted cash	11,348	2,872	14,220
Goodwill	—	194,246	194,246
Other intangible assets, net	—	99,552	99,552
Assets held for sale (5)	—	—	1,755,873
Total assets (5)	4,708,744	349,238	6,813,855
Unearned premiums	657,555	—	657,555
Reserve for losses and LAE	1,384,714	—	1,384,714

NIW (in millions)	$9,385
____________

(1)
Includes certain corporate income and expenses that have been reallocated to the Mortgage Insurance segment that were previously allocated to the former financial guaranty segment, but were not reclassified to discontinued operations. These items include net investment income of $0.9 million, corporate overhead expenses of $2.1 million and interest expense of $9.9 million.

(2)
Excludes net gains on investments and other financial instruments of $16.8 million, not included in adjusted pretax operating income. Includes inter-segment revenues of $0.9 million in the Services segment.

(3)	Excludes $0.2 million of acquisition-related expenses not included in segment other operating expenses.

(4)	Includes inter-segment expenses of $0.9 million in the Mortgage Insurance segment.

(5)	Assets held for sale are not part of the Mortgage Insurance or Services segments.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended March 31, 2014
(In thousands)	Mortgage Insurance	Services	Total
Net premiums written—insurance	$212,953	$—	$212,953
Increase in unearned premiums	(14,191)	—	(14,191)
Net premiums earned—insurance	198,762	—	198,762
Net investment income (1)	15,318	—	15,318
Other income (1)	996	130	1,126
Total (2)	215,076	130	215,206

Provision for losses	49,626	—	49,626
Change in expected economic loss or recovery for consolidated VIEs	139	—	139
Policy acquisition costs	7,017	—	7,017
Other operating expenses before corporate allocations	37,764	859	38,623
Total	94,546	859	95,405
Adjusted pretax operating income (loss) before corporate allocations	120,530	(729)	119,801
Allocation of corporate operating expenses (1)	15,884	—	15,884
Allocation of interest expense (1)	19,927	—	19,927
Adjusted pretax operating income (loss)	$84,719	$(729)	$83,990

Cash and investments	$3,302,763	$24	$3,302,787
Restricted cash	22,366	—	22,366
Goodwill	—	2,095	2,095
Other intangible assets, net	—	188	188
Assets held for sale (3)	—	—	1,795,185
Total assets (3)	3,731,139	2,661	5,528,985
Unearned premiums	580,453	—	580,453
Reserve for losses and LAE	1,893,960	—	1,893,960

NIW (in millions)	$6,808
________________

(1)
Includes certain corporate income and expenses that have been reallocated to the Mortgage Insurance segment that were previously allocated to the former financial guaranty segment, but were not reclassified to discontinued operations. These items include net investment income of $1.3 million, other income of $0.1 million, corporate overhead expenses of $4.1 million and interest expense of $14.6 million.

(2)	Excludes net gains on investments and other financial instruments of $43.1 million, not included in adjusted pretax operating income.

(3)	Assets held for sale are not part of the Mortgage Insurance or Services segments.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The reconciliation of adjusted pretax operating income to consolidated pretax income from continuing operations is as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Adjusted pretax operating income (loss):
Mortgage Insurance (1) (2)	$125,892	$84,719
Services (3)	(1,991)	(729)
Total adjusted pretax operating income	123,901	83,990

Net gains on investments and other financial instruments	16,779	43,107	(4)
Acquisition-related expenses	(207)	—
Amortization and impairment of intangible assets	(3,023)	—
Consolidated pretax income from continuing operations	$137,450	$127,097
______________

(1)
Includes certain corporate income and expenses that have been reallocated to the Mortgage Insurance segment for all periods presented, as listed in the preceding detailed tables. These amounts represent items that were previously allocated to the former financial guaranty segment, but were not reclassified to discontinued operations.

(2)	Includes inter-segment expenses of $0.9 million for the three months ended March 31, 2015.

(3)	Includes inter-segment revenues of $0.9 million for the three months ended March 31, 2015.

(4)
The change in expected economic loss or recovery associated with our consolidated VIEs is included in adjusted pretax operating income above. Therefore, for purposes of this reconciliation, net gains on investments and other financial instruments has been adjusted by $0.1 million for the three months ended March 31, 2014 to reverse this item, which represents an amount that is not included in net income.

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

4. Fair Value of Financial Instruments
Available for sale securities, trading securities and certain other assets are recorded at fair value. All changes in the fair value of trading securities and certain other assets are included in our condensed consolidated statements of operations. All changes in the fair value of available for sale securities are recorded in AOCI. There were no significant changes to our fair value methodologies during the three months ended March 31, 2015.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The level of market activity used to determine the fair value hierarchy is based on the availability of observable inputs market participants would use to price an asset or a liability, including market value price observations. We provide a qualitative description of the valuation techniques and inputs used for Level II recurring and non-recurring fair value measurements in our audited annual financial statements as of December 31, 2014. For a complete understanding of those valuation techniques and inputs used as of March 31, 2015, these unaudited condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in our 2014 Form 10-K.
The following is a list of those assets that are measured at fair value by hierarchy level as of March 31, 2015:

(In millions)	Level I	Level II	Total
Assets at Fair Value
Investment Portfolio:
U.S. government and agency securities	$630.6	$3.0	$633.6
State and municipal obligations	—	353.0	353.0
Money market instruments	601.3	—	601.3
Corporate bonds and notes	—	1,115.0	1,115.0
RMBS	—	128.1	128.1
CMBS	—	247.9	247.9
Other ABS	—	177.6	177.6
Foreign government and agency securities	—	35.3	35.3
Equity securities (1)	162.6	52.2	214.8
Other investments (2)	—	101.0	101.0
Total Investments at Fair Value (3)	1,394.5	2,213.1	3,607.6
Total Assets at Fair Value	$1,394.5	$2,213.1	$3,607.6
______________________

(1)
Comprising broadly diversified domestic equity mutual funds and certain common stocks included within Level I and various preferred stocks invested across numerous companies and industries included within Level II.

(2)	Comprising short-term certificates of deposit ($1.0 million) and short-term commercial paper ($100.0 million) included within Level II.

(3)
Does not include certain other invested assets ($14.0 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value. Also excludes investments classified as assets held for sale of $502.1 million, $838.0 million and $102.8 million, with fair values categorized in Level I, Level II and Level III, respectively.

At March 31, 2015, there were no Level III assets other than those classified as assets held for sale.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a list of those assets that are measured at fair value by hierarchy level as of December 31, 2014:

(In millions)	Level I	Level II	Total
Assets at Fair Value
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

(2)	Comprising short-term certificates of deposit.

(3)
Does not include certain other invested assets ($14.6 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value. Also excludes investments classified as assets held for sale of $495.1 million, $839.2 million and $102.6 million, with fair values categorized in Level I, Level II and Level III, respectively.

At December 31, 2014, there were no Level III assets other than those classified as assets held for sale, and total Level III liabilities of $3.8 million accounted for 100% of total liabilities measured at fair value.
There were no transfers between Level I and Level II for the three months ended March 31, 2015 or 2014.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets were as follows as of the dates indicated:

	March 31, 2015			December 31, 2014
(In millions)	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
Assets:
Other invested assets	$14.0	$20.7	(1)	$14.6	$20.5	(1)
Liabilities:
Long-term debt	1,219.0	1,862.1	(1)	1,209.9	1,859.3	(1)
______________________

(1)	These estimated fair values would be classified in Level II of the fair value hierarchy.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

5. Investments
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	March 31, 2015
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$5,727	$5,783	$56	$—
State and municipal obligations	17,698	18,971	1,273	—
Corporate bonds and notes	402,308	415,333	13,636	611
RMBS	40,334	41,845	1,511	—
CMBS	67,194	69,373	2,181	2
Other ABS	122,605	122,237	559	927
Foreign government and agency securities	21,174	21,543	576	207
	677,040	695,085	19,792	1,747
Equity securities available for sale (1)	76,900	143,533	66,633	—
Total debt and equity securities	$753,940	$838,618	$86,425	$1,747
______________________

(1)	Comprising broadly diversified domestic equity mutual funds ($143.1 million fair value) and a preferred stock investment in Freddie Mac ($0.4 million fair value).

	December 31, 2014
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$5,709	$5,751	$48	$6
State and municipal obligations	17,727	18,910	1,183	—
Corporate bonds and notes	277,678	284,408	7,288	558
RMBS	41,467	42,520	1,053	—
CMBS	57,358	58,234	876	—
Other ABS	109,420	107,701	8	1,727
Foreign government and agency securities	19,301	19,366	307	242
	528,660	536,890	10,763	2,533
Equity securities available for sale (1)	76,900	143,368	66,468	—
Total debt and equity securities	$605,560	$680,258	$77,231	$2,533
______________________

(1)	Comprising broadly diversified domestic equity mutual funds ($143.0 million fair value) and a preferred stock investment in Freddie Mac ($0.4 million fair value).

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The “trading securities” within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

(In thousands)	March 31, 2015	December 31, 2014
Trading securities:
U.S. government and agency securities	$135,801	$134,530
State and municipal obligations	334,052	343,926
Corporate bonds and notes	699,621	708,361
RMBS	86,294	89,810
CMBS	178,563	188,615
Other ABS	55,386	77,755
Foreign government and agency securities	13,731	18,331
Equity securities	71,347	72,256
Total	$1,574,795	$1,633,584
For trading securities held at March 31, 2015 and December 31, 2014, we had net unrealized gains during the three months ended March 31, 2015 and the year ended December 31, 2014 associated with those securities of $18.8 million and $65.7 million, respectively.
For the three months ended March 31, 2015, we did not transfer any securities from the available for sale or trading categories.
Net realized and unrealized gains (losses) on investments and other financial instruments consisted of:

	Three Months Ended March 31,
(In thousands)	2015	2014
Net realized gains (losses):
Fixed-maturities held to maturity	$—	$(9)
Fixed-maturities available for sale	(51)	5
Trading securities	(4,568)	(4,351)
Other	105	10
Net realized losses on investments	(4,514)	(4,345)
Unrealized gains on trading securities	20,701	47,631
Total net gains on investments	16,187	43,286
Net gains (losses) on other financial instruments	592	(318)
Net gains on investments and other financial instruments	$16,779	$42,968

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following tables show the gross unrealized losses and fair value of our securities deemed “available for sale” aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

March 31, 2015: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
Corporate bonds and notes	22	$41,307	$445	1	$1,024	$166	23	$42,331	$611
CMBS	1	2,057	2	—	—	—	1	2,057	2
Other ABS	21	54,604	817	2	8,418	110	23	63,022	927
Foreign government and agency securities	5	4,706	207	—	—	—	5	4,706	207
Total	49	$102,674	$1,471	3	$9,442	$276	52	$112,116	$1,747

December 31, 2014: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	—	$—	$—	1	$3,455	$6	1	$3,455	$6
Corporate bonds and notes	24	40,917	410	1	1,027	148	25	41,944	558
Other ABS	34	97,356	1,727	—	—	—	34	97,356	1,727
Foreign government and agency securities	4	6,353	242	—	—	—	4	6,353	242
Total	62	$144,626	$2,379	2	$4,482	$154	64	$149,108	$2,533
During the first three months of 2015 and 2014, we did not recognize in earnings any impairment losses related to credit deterioration.
Although we held securities in an unrealized loss position as of March 31, 2015, we did not consider them to be other-than-temporarily impaired as of such date. For all investment categories, the unrealized losses of 12 months or greater duration as of March 31, 2015, were generally caused by interest rate or credit spread movements since the purchase date. As of March 31, 2015, we estimated that the present value of cash flows expected to be collected from these securities would be sufficient to recover the amortized cost basis of these securities. As of March 31, 2015, we did not have the intent to sell any debt securities in an unrealized loss position, and we determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis, which may be at maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at March 31, 2015.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The contractual maturities of fixed-maturity investments are as follows:

	March 31, 2015
	Available for Sale
(In thousands)	Amortized Cost	Fair Value
Due in one year or less (1)	$2,262	$2,297
Due after one year through five years (1)	44,413	44,741
Due after five years through ten years (1)	257,586	263,269
Due after ten years (1)	142,646	151,323
RMBS (2)	40,334	41,845
CMBS (2)	67,194	69,373
Other ABS (2)	122,605	122,237
Total	$677,040	$695,085
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS, and Other ABS are shown separately, as they are not due at a single maturity date.
At March 31, 2015 and December 31, 2014, Radian Guaranty had $210.3 million and $209.3 million, respectively, in a collateral account pursuant to the Freddie Mac Agreement. These investments, which are primarily invested in trading securities, are pledged to cover Loss Mitigation Activity on the loans subject to that agreement. Subject to certain conditions in the Freddie Mac Agreement, amounts in the collateral account may be released to Radian Guaranty over time to the extent that Loss Mitigation Activity becomes final in accordance with the terms of the Freddie Mac Agreement. However, if the amount of Loss Mitigation Activity that becomes final in accordance with the Freddie Mac Agreement is less than $205 million prior to the termination of the Freddie Mac Agreement, then any shortfall will be paid to Freddie Mac from the funds in the collateral account. From the time the collateral account was established through March 31, 2015, approximately $122 million of Loss Mitigation Activity had become final in accordance with the Freddie Mac Agreement and approximately $18 million of submitted claims had been rescinded, denied, curtailed or cancelled, but were not yet considered final in accordance with the Freddie Mac Agreement.

6. Goodwill and Other Intangible Assets, Net
The following table shows the changes in the carrying amount of goodwill, all of which relates to our Services segment, as of and for the year-to-date periods ended March 31, 2015 and December 31, 2014:

	Services
(In thousands)	March 31, 2015	December 31, 2014
Balance at beginning of period:
Goodwill	$194,027	$2,095
Accumulated impairment losses	(2,095)	—
Goodwill, net	191,932	2,095

Goodwill acquired during the period	2,314	191,932
Impairment losses	—	(2,095)

Balance at end of period:
Goodwill	196,341	194,027
Accumulated impairment losses	(2,095)	(2,095)
Goodwill, net	$194,246	$191,932

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

During the first quarter of 2015, Clayton further expanded its service offerings by acquiring a real estate brokerage company that provides products and services that include automated valuation models; broker price opinions used by investors, lenders and loan servicers; and advanced technology solutions for: (1) monitoring loan portfolio performance; (2) tracking non-performing loans; (3) managing REO assets; and (4) valuing residential real estate through a secure platform. The acquisition did not meet the criteria to be considered a material business combination. The transaction was treated as a purchase for accounting purposes, with the excess of the acquisition price over the estimated fair value of the net assets acquired resulting in goodwill of $2.3 million. The goodwill represents the estimated future economic benefits arising from the assets acquired that did not qualify to be identified and recognized individually, and includes the value of the discounted expected future cash flows, the workforce, expected synergies with our other affiliates and other unidentifiable intangible assets. Goodwill is deemed to have an indefinite useful life and is subject to review for impairment annually, or more frequently, whenever circumstances indicate potential impairment. Our goodwill balance at March 31, 2015 relates entirely to our Clayton acquisitions.
The following is a summary of the gross and net carrying amounts and accumulated amortization of our other intangible assets as of and for the year-to-date periods indicated:

	As of March 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$83,016	$(4,884)	$78,132
Technology	10,940	(1,189)	9,751
Trademark	8,300	(591)	7,709
Client backlog	6,680	(2,850)	3,830
Non-competition agreements	185	(55)	130
Total	$109,121	$(9,569)	$99,552

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$79,203	$(2,917)	$76,286
Technology	8,970	(797)	8,173
Trademark	7,860	(393)	7,467
Client backlog	6,680	(2,406)	4,274
Non-competition agreements	145	(37)	108
Total	$102,858	$(6,550)	$96,308

The estimated aggregate amortization expense for the remainder of 2015 and thereafter is as follows (in thousands):

2015	$9,824
2016	12,553
2017	11,911
2018	11,280
2019	10,044
2020	8,492
Thereafter	35,448
For tax purposes, substantially all of our goodwill and other intangible assets are expected to be deductible and will be amortized over a period of 15 years.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

7. Reinsurance
The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Net premiums written-insurance:
Direct	$255,248	$229,322
Assumed	47	473
Ceded	(13,387)	(16,089)
Net premiums written-insurance	$241,908	$213,706
Net premiums earned-insurance:
Direct	$242,164	$215,876
Assumed	13	12
Ceded	(17,582)	(17,126)
Net premiums earned-insurance	$224,595	$198,762
In 2012, Radian Guaranty entered into two separate QSR agreements with a third-party reinsurance provider. As of March 31, 2015, RIF ceded under the Initial QSR Transaction and the Second QSR Transaction was $1.1 billion and $1.5 billion, respectively.
The following tables show the amounts related to the QSR Reinsurance Transactions for the periods indicated:

	Initial QSR Transaction
	Three Months Ended March 31,
(In thousands)	2015	2014
Ceded premiums written	$4,067	$5,304
Ceded premiums earned	6,018	6,807
Ceding commissions written	880	1,326

	Second QSR Transaction
	Three Months Ended March 31,
(In thousands)	2015	2014
Ceded premiums written	$6,529	$7,293
Ceded premiums earned	8,768	6,585
Ceding commissions written	2,285	2,553
Radian Guaranty has ceded the maximum amount permitted under the QSR Reinsurance Transactions (up to $1.6 billion of ceded RIF for each); therefore, Radian Guaranty is no longer ceding NIW under these transactions. Effective January 1, 2015, the ceding commission was reduced from 25% to 20% for two-thirds of the reinsurance ceded under the Initial QSR Transaction. Ceded losses to date under the QSR Reinsurance Transactions have been immaterial.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

8. Other Assets
The following table shows the components of other assets for the periods indicated:

(In thousands)	March 31, 2015	December 31, 2014
Deposit with the IRS (See Note 12)	$88,557	$88,557
Corporate-owned life insurance	81,367	80,755
Prepaid reinsurance premiums	53,088	57,291
Property and equipment (1)	28,875	27,248
Accrued investment income	18,846	20,022
Reinsurance recoverables	15,155	28,119
Deferred policy acquisition costs	10,013	12,003
Other	60,812	61,496
Total other assets	$356,713	$375,491
______________________

(1)	Property and equipment, at cost less accumulated depreciation of $101.6 million and $100.2 million at March 31, 2015 and December 31, 2014, respectively.

9. Losses and Loss Adjustment Expense
The following table shows our mortgage insurance reserve for losses and LAE by category at the end of each period indicated:

(In thousands)	March 31, 2015	December 31, 2014
Reserves for losses by category:
Prime	$640,919	$700,174
Alt-A	278,350	292,293
A minus and below	163,390	179,103
IBNR and other	167,204	223,114
LAE	53,210	56,164
Reinsurance recoverable (1)	13,365	26,665
Total primary reserves	1,316,438	1,477,513
Pool	62,943	75,785
IBNR and other	1,227	1,775
LAE	3,051	3,542
Total pool reserves	67,221	81,102
Total First-lien reserves	1,383,659	1,558,615
Second-lien and other (2)	1,055	1,417
Total reserve for losses	$1,384,714	$1,560,032
______________________

(1)	Primarily represents ceded losses on captive transactions and the QSR Reinsurance Transactions.

(2)	Does not include our Second-lien PDR that is included in other liabilities.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table presents information relating to our mortgage insurance reserves for losses, including IBNR reserves and LAE but excluding Second-lien PDR, for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2015	2014
Mortgage Insurance
Balance at beginning of period	$1,560,032	$2,164,353
Less reinsurance recoverables (1)	26,665	38,363
Balance at beginning of period, net of reinsurance recoverables	1,533,367	2,125,990
Add losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	80,437	108,849	(3)
Prior years	(35,360)	(59,689)	(3)
Total incurred	45,077	49,160
Deduct paid claims and LAE related to:
Current year (2)	—	—
Prior years	207,095	306,941
Total paid	207,095	306,941
Balance at end of period, net of reinsurance recoverables	1,371,349	1,868,209
Add reinsurance recoverables (1)	13,365	25,751
Balance at end of period	$1,384,714	$1,893,960
_________________________

(1)	Related to ceded losses on captive reinsurance transactions and the QSR Reinsurance Transactions. See Note 7 for additional information.

(2)
Related to underlying defaulted loans with a most recent default notice dated in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

(3)
Amounts previously reported for losses and LAE incurred in respect of default notices reported and unreported in current year and prior years have been reclassified to correct an error. There was no net change to total incurred losses in any period as a result of these reclassifications. For the three months ended March 31, 2014, the amounts previously reported for losses and LAE incurred in respect of default notices reported and unreported in current year have been revised downward by approximately $33.8 million, with an equal and offsetting adjustment to the amount previously reported for default notices reported and unreported in prior years. For the years ended December 31, 2014, 2013 and 2012, the amounts previously reported related to losses and LAE incurred from current year default notices should have been lower by approximately $71.8 million, $65.0 million and $75.7 million, respectively, with equal and offsetting adjustments to the incurred loss amounts related to prior years’ default notices.

Our mortgage insurance loss reserves declined for the three months ended March 31, 2015, primarily as a result of the aggregate volume of paid claims, Cures, Rescissions and Claim Denials exceeding new default notices received. Reserves established for new default notices were the primary driver of our total incurred loss for the first three months of 2015. The impact to incurred losses from default notices reported in the first quarter of 2015 was partially mitigated by favorable reserve development on prior year defaults, which was driven primarily by a reduction in certain Default to Claim Rate assumptions, as well as by higher Cures than were previously estimated. We experienced similar favorable development related to incurred losses from prior year defaults during the first three months of 2014. Our results for the three months ended March 31, 2015 also include the impact of the BofA Settlement Agreement, as described below.
Total paid claims decreased for the three months ended March 31, 2015 compared to the comparable period in 2014, primarily due to the overall decline in defaulted loans and the ongoing reduction in pending claims. Claims paid for the three months ended March 31, 2015 include $98.5 million related to the implementation of the BofA Settlement Agreement.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Our aggregate weighted average Default to Claim Rate assumption (net of Claim Denials and Rescissions) used in estimating our primary reserve for losses has remained relatively stable at 53% (47% excluding pending claims) at March 31, 2015, compared to 52% at December 31, 2014. The change in our Default to Claim Rate resulted from an increase in Cures of defaults with lower Default to Claim Rates, which resulted in an increase in remaining defaults having higher Default to Claim Rates. We develop our Default to Claim Rate estimates on defaulted loans based on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. Our Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans, as measured by the progress toward foreclosure sale and the number of months in default. During the three months ended March 31, 2015, we reduced our gross Default to Claim Rate assumption for new primary defaults from 16% to 15% due to continued improvement in actual claim development trends. As of March 31, 2015, our gross Default to Claim Rates on our primary portfolio ranged from 15% for new defaults, to 65% for defaults not in Foreclosure Stage, and 81% for Foreclosure Stage Defaults. Our estimate of expected Rescissions and Claim Denials (net of expected reinstatements) embedded in our Default to Claim Rate is generally based on our experience over the past year, with consideration given for differences in characteristics between those rescinded policies and denied claims and the loans remaining in our defaulted inventory, as well as the estimated impact of the BofA Settlement Agreement.
The following table illustrates the amount of First-lien claims submitted to us for payment that were rescinded or denied, for the periods indicated, net of any reinstatements of previous Rescissions or Claim Denials within each period. Net (reinstatements), Rescissions or Claim Denials related to the BofA Settlement Agreement prior to the February 1, 2015 Implementation Date represent such activities on loans that subsequently became subject to the BofA Settlement Agreement.

	Three Months Ended March 31,
(In millions)	2015	2014
Rescissions	$3.8	$6.4
Claim Denials	5.6	18.9
Net (reinstatements), Rescissions or Claim Denials related to the BofA Settlement Agreement	(24.1)	3.0
Net First-lien claims submitted for payment that were (reinstated), rescinded or denied (1)	$(14.7)	$28.3
______________________

(1)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.
Although our estimates of future Rescissions and Claim Denials have been declining, they remain elevated compared to levels experienced before 2009. The elevated levels of our rate of Rescissions and Claim Denials have reduced our paid losses and have resulted in a reduction in our loss reserves. Our estimate of net future Rescissions and Claim Denials reduced our loss reserves as of March 31, 2015 and December 31, 2014 by approximately $115 million and $125 million, respectively. The amount of estimated Rescissions and Claim Denials incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of Rescissions and Claim Denials on future claims, but also the volume and attributes of our defaulted insured loans, our estimated Default to Claim Rate and our estimated Claim Severity, among other assumptions. As of March 31, 2015, these assumptions also reflect the estimated impact of the BofA Settlement Agreement, as further discussed below.
As our Legacy Portfolio has become a smaller percentage of our overall insured portfolio, we have undertaken a reduced amount of Loss Mitigation Activity with respect to the claims we receive, and we expect this trend to continue. As a result, our future Loss Mitigation Activity is not expected to mitigate our paid losses to the same extent as in recent years.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Our reported Rescission and Claim Denial activity in any given period is subject to challenge by our lender and servicer customers. We expect that a portion of previous Rescissions will be reinstated and previous Claim Denials will be resubmitted with the required documentation and ultimately paid; therefore, we have incorporated this expectation into our IBNR reserve estimate. Our IBNR reserve estimate was $108.6 million and $163.6 million at March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, the IBNR reserve estimate of $108.6 million included approximately $85.2 million for loans subject to the BofA Settlement Agreement. This amount compares to approximately $133.0 million in IBNR reserves for loans subject to the BofA Settlement Agreement as of December 31, 2014. The significant decrease in our IBNR reserve estimate at March 31, 2015 as compared to December 31, 2014, reflects the implementation of the BofA Settlement Agreement that commenced on February 1, 2015, including the reinstatement and payment during the period of certain previous Rescissions and Claim Denials. The remaining IBNR reserve estimate as of March 31, 2015 included an estimate of future reinstatements of previous Claim Denials, Rescissions and Claim Curtailments of $13.6 million, $0.8 million, and $3.4 million, respectively. These reserves relate to $85.5 million of claims that were denied within the preceding 12 months, $79.8 million of policies rescinded within the preceding 24 months, and $44.4 million of Claim Curtailments within the preceding 24 months.
We also accrue for the premiums that we expect to refund to our lender customers in connection with our estimated Rescission activity. Our accrued liability for such refunds, which is included within other liabilities on our condensed consolidated balance sheets, was $7.2 million and $9.0 million as of March 31, 2015 and December 31, 2014, respectively.
BofA Settlement Agreement
On September 16, 2014, Radian Guaranty entered into a Confidential Settlement Agreement and Release (the “BofA Settlement Agreement”) with Countrywide Home Loans, Inc. and Bank of America, N.A. (together, the “Insureds”), as a successor to BofA Home Loan Servicing f/k/a Countrywide Home Loans Servicing LP, in order to resolve various actual and potential claims or disputes related to the parties’ respective rights and duties as to mortgage insurance coverage on certain Subject Loans.
Implementation of the BofA Settlement Agreement commenced on February 1, 2015 for Subject Loans held in portfolio by the Insureds or purchased by the GSEs on that date. Approximately 12% of the Subject Loans are neither held in portfolio by the Insureds nor owned by the GSEs, and require the consent of certain other investors for these loans to be included in the BofA Settlement Agreement, except with respect to certain limited rights of cancellation. While we can provide no assurance whether one or more of the other investors will consent to have their Subject Loans included in the settlement, for purposes of the reserve established for the BofA Settlement Agreement we have assumed that these investors will provide consent. The contractual deadline for such consent has been extended to June 1, 2015. To the extent that one or more of the other investors do not consent to the settlement, the associated Loss Mitigation Activities would not be reinstated under the terms of the BofA Settlement Agreement and the portion of the reserve related to such non-consenting investors would be reversed. See Note 10 of Notes to Consolidated Financial Statements in our 2014 Form 10-K for additional information about the BofA Settlement Agreement.

10. Long-Term Debt
The carrying value of our long-term debt at March 31, 2015 and December 31, 2014 was as follows:

(In thousands)		March 31, 2015	December 31, 2014
9.000%	Senior Notes due 2017	$192,870	$192,605
3.000%	Convertible Senior Notes due 2017 (1)	381,018	375,310
2.250%	Convertible Senior Notes due 2019 (2)	345,084	342,011
5.500%	Senior Notes due 2019	300,000	300,000
	Total long-term debt	$1,218,972	$1,209,926
_______________________

(1)	The principal amount of these notes is $450 million.

(2)	The principal amount of these notes is $400 million.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Convertible Senior Notes due 2017 and 2019
During the three-month period ended March 31, 2015, our closing stock price exceeded the thresholds required for the holders of our Convertible Senior Notes due 2017 and our Convertible Senior Notes due 2019 to be able to exercise their conversion rights during the three-month period ending June 30, 2015. In any period when holders of the Convertible Senior Notes due 2017 are eligible to exercise their conversion option, the equity component related to these instruments is classified as mezzanine (temporary) equity, because we are required to settle the aggregate principal amount of the notes in cash. If in any future period the conversion threshold requirements of our Convertible Senior Notes due 2017 are not met, then the difference between (1) the amount of cash deliverable upon conversion (i.e., par value of debt) and (2) the carrying value of the debt component will be reclassified from mezzanine equity to permanent equity, and will continue to be reported as permanent equity for any period in which the debt is not currently convertible. Our conversion obligation for the Convertible Senior Notes due 2019 may be satisfied by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of common stock, at our election.
Issuance and transaction costs incurred at the time of the issuance of the convertible notes are allocated to the liability and equity components in proportion to the allocation of proceeds and are accounted for as debt issuance costs and equity issuance costs, respectively. The convertible notes are reflected on our condensed consolidated balance sheets as follows:

	Convertible Senior Notes due 2017		Convertible Senior Notes due 2019
(In thousands)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Liability component:
Principal	$450,000	$450,000	$400,000	$400,000
Less: Debt discount, net (1)	(68,982)	(74,690)	(54,916)	(57,989)
Net carrying amount	$381,018	$375,310	$345,084	$342,011

Equity component of currently redeemable convertible senior notes	$68,982	$74,690	$—	$—
__________________

(1)	Included within long-term debt and is being amortized over the life of the convertible notes.
The following tables set forth total interest expense recognized related to the convertible notes for the periods indicated:

	Convertible Senior Notes due 2017
	Three Months Ended March 31,
($ in thousands)	2015	2014
Contractual interest expense	$3,375	$3,375
Amortization of debt issuance costs	318	300
Amortization of debt discount	5,708	5,186
Total interest expense	$9,401	$8,861

Effective interest rate of the liability component	9.75%	9.75%

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Convertible Senior Notes due 2019
	Three Months Ended March 31,
($ in thousands)	2015	2014
Contractual interest expense	$2,250	$2,250
Amortization of debt issuance costs	328	316
Amortization of debt discount	3,073	2,889
Total interest expense	$5,651	$5,455

Effective interest rate of the liability component	6.25%	6.25%

11. Accumulated Other Comprehensive Income
The following table shows the rollforward of AOCI as of the periods indicated:

	Three Months Ended March 31, 2015
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$79,208	$27,723	$51,485
Other comprehensive income (“OCI”):
Net foreign currency translation adjustments	(194)	(68)	(126)
Unrealized gains on investments:
Unrealized holding gains arising during the period	9,929	3,475	6,454
Less: Reclassification adjustment for net losses included in net income (1)	(51)	(18)	(33)
Net unrealized gains on investments	9,980	3,493	6,487
Net unrealized gains from investments recorded as assets held for sale	2,812	984	1,828
OCI	12,598	4,409	8,189
Balance at end of period	$91,806	$32,132	$59,674

	Three Months Ended March 31, 2014
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$57,345	$19,962	$37,383
OCI:
Unrealized gains on investments:
Unrealized holding gains arising during the period	2,670	1	2,669
Less: Reclassification adjustment for net gains included in net income (1)	5	1	4
Net unrealized gains on investments	2,665	—	2,665
Net unrealized gains from investments recorded as assets held for sale	1,175	(121)	1,296
OCI	3,840	(121)	3,961
Balance at end of period	$61,185	$19,841	$41,344
_________________________

(1)	Included in net gains on investments and other financial instruments on our condensed consolidated statements of operations.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

12. Income Taxes
We provide for income taxes in accordance with the provisions of the accounting standard regarding accounting for income taxes. As required under this standard, our deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) are recognized under the balance sheet method, which recognizes the future tax effect of temporary differences between the amounts recorded in our condensed consolidated financial statements and the tax bases of these amounts. DTAs and DTLs are measured using the enacted tax rates expected to apply to taxable income in the periods in which the DTA or DTL is expected to be realized or settled.
Our provision for income taxes for interim financial periods is based on an estimate of our annual effective tax rate for continuing operations for the full year. When estimating our full year 2015 and 2014 annual effective tax rate, we accounted for the tax effects of gains and losses on our investments, changes in the accounting for uncertainty in income taxes, and other adjustments discretely at the federal applicable tax rate. Our effective tax rate as of March 31, 2014 was also impacted by our full valuation allowance against our DTAs.
For federal income tax purposes, we had approximately $1.5 billion of NOL carryforwards and $6.0 million of foreign tax credit carryforwards as of March 31, 2015. To the extent not utilized, the NOL carryforwards will expire during tax years 2028 through 2032 and the foreign tax credit carryforwards will expire during tax years 2018 through 2020. Certain entities within our consolidated group have also generated DTAs of approximately $33.5 million relating to state and local NOL carryforwards, which if unutilized, will expire during various future tax periods.
We are required to establish a valuation allowance against our DTAs when it is more likely than not that all or some portion of our DTAs will not be realized. At each balance sheet date, we assess our need for a valuation allowance. Our assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our DTAs will be realized in future periods. In making this assessment as of March 31, 2015, we determined that certain state and local NOLs, relating to non-insurance entities within our consolidated group, may not be realized during their appropriate carryforward period. Therefore, we have recorded a valuation allowance of approximately $18.3 million relating to these state and local NOL DTAs as of March 31, 2015.
As previously disclosed, we are contesting adjustments resulting from the examination by the IRS of our 2000 through 2007 consolidated federal income tax returns. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests and proposed adjustments denying the associated tax benefits of these items. We appealed these proposed adjustments to Appeals and made “qualified deposits” with the U.S. Treasury of approximately $85 million in June 2008 relating to the 2000 through 2004 tax years and approximately $4 million in May 2010 relating to the 2005 through 2007 tax years in order to avoid the accrual of above-market-rate interest with respect to the proposed adjustments.
We made several attempts to reach a compromised settlement with Appeals, but in January 2013, we were notified that Appeals had rejected our latest settlement offer and planned to issue formal Notices of Deficiency related to certain losses and deductions resulting from our investment in a portfolio of REMIC residual interests. On September 4, 2014, we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties of approximately $157 million. The Deficiency Amount has not been reduced to reflect our NOL carryback ability. As of March 31, 2015, there also would be interest of approximately $118 million related to these matters. Depending on the outcome, additional state income taxes, penalties and interest (estimated in the aggregate to be approximately $30 million as of March 31, 2015) also may become due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of approximately $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

13. Statutory Information
We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. Required statutory accounting practices are established by a variety of publications of the NAIC as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of March 31, 2015, our use of any prescribed or permitted statutory accounting practices did not result in reported statutory surplus or risk-based capital being significantly different from what would have been reported had NAIC statutory accounting practices been followed.
The state insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations, as described below. Failure to maintain adequate levels of capital could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition. As of March 31, 2015, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $3.0 billion of our consolidated net assets.
Radian Guaranty
Radian Guaranty’s statutory net income, statutory policyholders’ surplus and contingency reserve as of and for the periods indicated were as follows:

(In millions)	As of and for the Three Months Ended March 31, 2015	As of and for the Year Ended December 31, 2014
Statutory net income	$110.8	$273.7
Statutory policyholders’ surplus	1,349.4	1,325.2
Contingency reserve	487.6	389.4
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum ratio of statutory capital relative to the level of net RIF, or “Risk-to-capital.” The sixteen RBC States currently impose a Statutory RBC Requirement. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, a mortgage insurer must satisfy an MPP Requirement. The statutory capital requirements for the non-RBC States are de minimis (ranging from $1 million to $5 million); however, the insurance laws of these states generally grant broad supervisory powers to state agencies or officials to enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business. Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of that state, the mortgage insurer may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. For both the three months ended March 31, 2015 and the year ended December 31, 2014, the RBC States accounted for approximately 56.3%, of Radian Guaranty’s total primary NIW.
Radian Guaranty was in compliance with the Statutory RBC Requirements or MPP Requirements, as applicable, in each of the RBC States as of March 31, 2015. See Note 1 for information regarding potential changes to the Model Act, which may result in more stringent Statutory RBC Requirements and MPP Requirements in states that adopt the Model Act, as well as the GSE eligibility requirements that were issued as final PMIERs on April 17, 2015.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Radian Guaranty’s Risk-to-capital calculation appears in the table below. For purposes of the Risk-to-capital calculation, as well as the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus (i.e., statutory capital and surplus) plus statutory contingency reserves.

	March 31, 2015	December 31, 2014
($ in millions)
RIF, net (1)	$31,324.0	$30,615.7

Statutory policyholders’ surplus	$1,349.4	$1,325.2
Contingency reserve	487.6	389.4
Statutory capital	$1,837.0	$1,714.6

Risk-to-capital	17.1:1	17.9:1
_______________________

(1)	Excludes risk ceded through reinsurance contracts (to third parties and affiliates) and RIF on defaulted loans.
The reduction in Radian Guaranty’s Risk-to-capital in the first three months of 2015 was primarily due to increases in statutory net income and contingency reserves, partially offset by an increase in net RIF at Radian Guaranty.
We have actively managed Radian Guaranty’s capital position in various ways, including: (1) through internal and external reinsurance arrangements; (2) by seeking opportunities to reduce our risk exposure through negotiated transactions; and (3) by contributing additional capital from Radian Group. Given our current financial projections for Radian Guaranty, which are subject to risks and uncertainties, we expect Radian Guaranty’s Risk-to-capital to decrease over time.
Radian Asset Assurance
Radian Asset Assurance was our financial guaranty subsidiary and was, until the April 1, 2015 sale date, domiciled and licensed in New York as a monoline financial guaranty insurer. It was also licensed under the New York insurance laws to write some types of surety insurance and credit insurance. See Note 2 for additional information related to discontinued operations.

14. Selected Financial Information of Registrant—Radian Group—Parent Company Only

(In thousands)	March 31, 2015	December 31, 2014
Investment in subsidiaries, at equity in net assets	$2,960,604	$2,746,915
Total assets	3,870,760	3,759,275
Long-term debt	1,218,972	1,209,926
Total liabilities	1,594,866	1,587,525
Equity component of currently redeemable convertible senior notes	68,982	74,690
Total stockholders’ equity	2,206,912	2,097,060
Total liabilities and stockholders’ equity	3,870,760	3,759,275

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

15. Commitments and Contingencies
Legal Proceedings
We are routinely involved in a number of legal actions and proceedings, the outcomes of which are uncertain. The legal proceedings could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. In accordance with applicable accounting standards and guidance, we establish accruals for a legal proceeding only when we determine both that it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. We accrue the amount that represents our best estimate of the probable loss; however, if we can only determine a range of estimated losses, we accrue an amount within the range that, in our judgment, reflects the most likely outcome, and if none of the estimates within the range is more likely, we accrue the minimum amount of the range.
In the course of our regular review of pending legal matters, we determine whether it is reasonably possible that a potential loss relating to a legal proceeding may have a material impact on our liquidity, results of operations or financial condition. If we determine such a loss is reasonably possible, we disclose information relating to such potential loss, including an estimate or range of loss or a statement that such an estimate cannot be made. On a quarterly and annual basis, we review relevant information with respect to legal loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or range of losses based on such reviews. We are often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by the court on motions or appeals, analysis by experts, and the progress of settlement negotiations. In addition, we generally make no disclosures for loss contingencies that are determined to be remote. For matters for which we disclose an estimated loss, the disclosed estimate reflects the reasonably possible loss or range of loss in excess of the amount accrued, if any.
Loss estimates are inherently subjective, based on currently available information, and are subject to management’s judgment and various assumptions. Due to the inherently subjective nature of these estimates and the uncertainty and unpredictability surrounding the outcome of legal proceedings, actual results may differ materially from any amounts that have been accrued.
As previously disclosed, we have been named as a defendant in a number of putative class action lawsuits alleging, among other things, that our captive reinsurance agreements violate RESPA. Each of the cases set forth below were putative class actions that asserted violations of RESPA in which Radian Guaranty had been named as a defendant and had insured at least one loan of one of the plaintiffs.

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

•	On April 5, 2012, a putative class action under RESPA titled Manners, et al. v. Fifth Third Bank, et al was filed in the U.S. District Court for the Western District of Pennsylvania.
On March 25, 2015, Radian Guaranty and the plaintiffs in the putative class action lawsuits above entered into a settlement agreement, pursuant to which the plaintiffs agreed to voluntarily dismiss their claims with prejudice and to fully release Radian Guaranty from any future claims related to the claims in these lawsuits.
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
On September 4, 2014, we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties of approximately $157 million. The Deficiency Amount has not been reduced to reflect our NOL carryback ability. On December 3, 2014, we petitioned the U.S. Tax Court to litigate the Deficiency Amount. See Note 12 for additional information regarding this litigation.
Our Master Policies establish the timeline within which any suit or action arising from any right of an insured under the policy generally must be commenced. We continue to face a number of challenges from certain customers regarding our Loss Mitigation Activities, which have resulted in some reversals of our decisions regarding Rescissions, Claim Denials or Claim Curtailments. We are currently in discussions with some customers regarding our Loss Mitigation Activities and our claim payment practices, which if not resolved, could result in arbitration or additional judicial proceedings. See Note 9 for further information.
Further, we have identified a significant number of loans in our total defaulted portfolio (in particular, our older defaulted portfolio) for which actions or proceedings such as foreclosure that provide the insured with title to the property may not have been commenced within the outermost deadline established in our Prior Master Policy. We currently are in discussions with the servicers for these loans regarding this potential violation and our corresponding rights under the Prior Master Policy. While we can provide no assurance regarding the outcome of these discussions or the ultimate resolution of these issues, it is possible that these discussions could result in arbitration or legal proceedings.
The elevated levels of our Loss Mitigation Activities (related to servicer negligence) have led to an increased risk of litigation by lenders, policyholders and servicers challenging our right to rescind coverage, deny claims or curtail claim amounts. We believe that our loss mitigation actions are justified under our policies. However, in the event we are not successful in defending our Loss Mitigation Activities, we may need to reassume the risk on and increase loss reserves for previous Rescissions or pay additional claims on curtailed amounts. See Note 9 for further information.
Other
Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities). To allow our customers to comply with these regulations at that time, we typically were required, depending on the amount of credit enhancement we were providing, to provide: (1) audited financial statements for the insurance subsidiary participating in the transaction; or (2) a full and unconditional holding company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving approximately $126.4 million of remaining credit exposure as of March 31, 2015.
As part of the non-investment-grade allocation component of our investment program, we had unfunded commitments of $7.3 million at March 31, 2015, related to alternative investments that are primarily private equity structures. These commitments have capital calls expected through 2015, with the possibility of additional calls through 2017, and certain fixed expiration dates or other termination clauses.
Radian Asset Assurance, our former financial guaranty subsidiary, received a series of claims (€13.5 million, or $16.4 million, as of December 31, 2014) from one of its trade credit and surety ceding companies related to surety bonds for Spanish housing cooperative developments. This legal matter was part of our discontinued operations as of December 31, 2014 and March 31, 2015, and was transferred to Assured as part of the sale of Radian Asset Assurance on April 1, 2015, pursuant to the Radian Asset Assurance Stock Purchase Agreement dated as of December 22, 2014. As a result, we no longer have any risk of loss associated with this matter.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

16. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding, while diluted net income per share is computed by dividing net income attributable to common shareholders by the sum of the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Dilutive potential common shares relate to our stock-based compensation arrangements and our outstanding convertible senior notes. For all calculations, the determination of whether potential common shares are dilutive or anti-dilutive is based on net income from continuing operations.
The calculation of the basic and diluted net income per share was as follows:

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2015	2014
Net income from continuing operations:
Net income from continuing operations - basic	$91,727	$145,980
Adjustment for dilutive Convertible Senior Notes due 2019, net of tax (1)	3,673	5,455
Net income from continuing operations - diluted	$95,400	$151,435

Net income:
Net income from continuing operations - basic	$91,727	$145,980
Income from discontinued operations, net of tax	530	56,779
Net income - basic	92,257	202,759
Adjustment for dilutive Convertible Senior Notes due 2019, net of tax (1)	3,673	5,455
Net income - diluted	$95,930	$208,214

Average common shares outstanding - basic	191,224	173,165
Dilutive effect of Convertible Senior Notes due 2017	10,886	9,003
Dilutive effect of Convertible Senior Notes due 2019	37,736	37,736
Dilutive effect of stock-based compensation arrangements (2)	3,202	2,764
Adjusted average common shares outstanding - diluted	243,048	222,668

Net income per share:

Basic:
Net income from continuing operations	$0.48	$0.84
Income from discontinued operations	—	0.33
Net income	$0.48	$1.17

Diluted:
Net income from continuing operations	$0.39	$0.68
Income from discontinued operations	—	0.26
Net income	$0.39	$0.94
________________

(1)	As applicable, includes coupon interest, amortization of discount and fees, and other changes in income or loss that would result from the assumed conversion.

(2)
For the three months ended March 31, 2015, 540,400 shares of our common stock equivalents issued under our stock-based compensation arrangements were not included in the calculation of diluted net income per share because they were anti-dilutive. For the three months ended March 31, 2014, 946,400 shares of our common stock equivalents issued under our stock-based compensation arrangements were not included in the calculation of diluted net income per share because they were anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report, and our audited annual financial statements, notes thereto and MD&A included in our 2014 Form 10-K, for a more complete understanding of our financial position and results of operations. Certain terms and acronyms used throughout this report are defined in the Glossary of Abbreviations and Acronyms included as part of this report. In addition, investors should review the “Cautionary Note Regarding Forward Looking Statements—Safe Harbor Provisions” above and the “Risk Factors” detailed in Item 1A of our 2014 Form 10-K and in Item 1A of Part II of this Quarterly Report on Form 10-Q for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.
Overview
We provide mortgage insurance on First-liens, and products and services to the mortgage and real estate industries. We currently have two business segments—Mortgage Insurance and Services. Our Mortgage Insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, to mortgage lending institutions. We conduct our mortgage insurance business primarily through Radian Guaranty, our principal mortgage insurance subsidiary. Our Services segment provides services and solutions to the mortgage and real estate industries primarily through Clayton, which we acquired on June 30, 2014, and its subsidiary Green River Capital.
Operating Environment and Business Strategy. As a seller of mortgage credit protection and mortgage and real estate products and services, our results are subject to macroeconomic conditions and specific events that impact the mortgage origination environment and the credit performance of our underlying insured assets. The financial crisis and the downturn in the housing and related credit markets that began in 2007 had a significant negative impact on the operating environment and results of operations for our businesses. More recently, our operating environment has improved as the U.S. economy and housing market have been recovering, evidenced by a reduction in unemployment, a reduction in foreclosures, and appreciation in home prices. The credit performance of loans originated after 2008 also has improved significantly. In response to the financial crisis, including the adoption of new lending laws and regulations, credit for home financing has remained restrictive, and post-2008 loan originations have consisted primarily of high credit quality loans. At the same time, this restrictive credit environment has made it more challenging for many first-time home buyers to finance a home, which has limited the growth of the mortgage industry.
We have written a significant amount of NIW in this improving environment, which has resulted in our Legacy Portfolio declining as a proportion of our total mortgage insurance portfolio. As of March 31, 2015, our Legacy Portfolio had been reduced to approximately 30% of our total primary RIF, while insurance on mortgage loans written after 2008 constituted approximately 70% of our total primary RIF. Further, the improving environment has contributed to a reduction in our incurred losses and claims submitted and paid in our mortgage insurance business, with new primary mortgage insurance defaults declining by 15% in the three months ended March 31, 2015 compared to the number of new defaults in the comparable period of 2014. As the negative impact from losses in our Legacy Portfolio has been reduced and we have continued to write a high volume of insurance on high credit quality loans, our results of operations have improved. This improvement continued in the first quarter of 2015.
The improvement in macroeconomic and credit trends has encouraged new entrants into the private mortgage insurance industry, while improving the financial strength of existing private mortgage insurers. This has resulted in an increasingly competitive environment for private mortgage insurers. Our competitors include other private mortgage insurers and the FHA. We compete on the basis of price, terms and conditions, customer relationships, perceived financial strength and overall service. Price competition among private mortgage insurers is intense and private mortgage insurers have increased their use of programs that offer customized rates for individual lenders on lender-paid Single Premium products. Our use of these programs has resulted in premium rates on lender-paid Single Premium insurance for certain lenders that are less than our standard rates for Single Premium business. The increasing demand by lenders for the reduced rate product, together with the elevated level of refinancing activity we experienced in the first quarter of 2015, contributed to an increase in our mix of Single Premium product this quarter. While this increase in reduced rate product has not had a significant impact on our overall premium rates or returns, if this trend continues, it could further reduce premium rates and returns, or, to the extent we limit this business, adversely impact our market share and our customer relationships.

Currently, our business strategy is focused on: (1) growing our mortgage insurance business by writing insurance on high-quality mortgages in the U.S.; (2) leveraging our Services segment product offerings to deepen our mortgage insurance customer relationships; (3) growing our fee-based revenues as a percentage of Radian’s total revenues, primarily by expanding our presence in the real estate and mortgage finance industries; (4) continuing to manage losses and reduce our legacy exposure; and (5) continuing to effectively manage our capital and liquidity positions, including compliance with the PMIERs Financial Requirements and other regulatory requirements, as well as strengthening our balance sheet with the objective of regaining investment-grade credit ratings in the future. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the new GSE eligibility requirements that were issued as final PMIERs on April 17, 2015.
Recent Developments
Sale of Radian Asset Assurance. On April 1, 2015, Radian Guaranty completed the previously disclosed sale of 100% of the issued and outstanding shares of Radian Asset Assurance to Assured, pursuant to the Radian Asset Assurance Stock Purchase Agreement. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to discontinued operations.
Final PMIERs. On April 17, 2015, the FHFA issued the final PMIERs, setting forth revised requirements for private mortgage insurers, including Radian Guaranty, to remain eligible insurers of loans purchased by the GSEs. The PMIERs Financial Requirements require a mortgage insurer’s Available Assets to meet or exceed its Minimum Required Assets. Under the final PMIERs, Radian Guaranty’s Available Assets and Minimum Required Assets are determined on an aggregate basis, taking into account the assets and insured risk of Radian Guaranty and its affiliated reinsurers. Therefore, developments that impact the assets and insured risk of Radian Guaranty and its affiliated reinsurers individually (such as capital contributions from Radian Group) also will impact the aggregate Available Assets and Minimum Required Assets, and importantly, Radian Guaranty’s compliance with the PMIERs Financial Requirements. As a result, references to Radian Guaranty’s Available Assets and Minimum Required Assets take into consideration both Radian Guaranty and its affiliated reinsurers.
Once they become effective for existing eligible mortgage insurers on December 31, 2015, the PMIERs Financial Requirements will replace the capital adequacy standards under the current GSE eligibility requirements. The final PMIERs Financial Requirements included significant changes to the Minimum Required Asset calculations from those originally published in the proposed PMIERs, with those changes primarily impacting the performing 2005 through 2008 vintage loans, as well as pool insurance. These changes resulted in a significant decrease to Radian Guaranty’s estimated Minimum Required Assets as compared to the estimated amount under the proposed PMIERs Financial Requirements.
Based on our estimates of Radian Guaranty’s Available Assets and Minimum Required Assets as of March 31, 2015, we expect that Radian Guaranty will have the ability to immediately comply with the PMIERs Financial Requirements, after giving effect to the proceeds Radian Guaranty received from the sale of Radian Asset Assurance on April 1, 2015 and future expected contributions to Radian Guaranty and its affiliated reinsurers of only a portion of our holding company liquidity. See Liquidity and Capital Resources—Radian Group—Short-Term Liquidity Needs for additional information.
The implementation of the final PMIERs will: (1) increase the amount of capital that Radian Guaranty is required to hold compared to current capital requirements, and therefore, reduce our current returns on subsidiary capital; (2) impose extensive and more stringent operational requirements in areas such as claim processing, loss mitigation, document retention, underwriting, quality control, reporting and monitoring, among others, that may result in additional costs in order to achieve and maintain compliance; and (3) require the consent of the GSEs for Radian Guaranty to take certain actions such as paying dividends, entering into various inter-company agreements, and commuting or reinsuring risk, among others.
Services. During the first quarter of 2015, Clayton acquired a real estate brokerage company. See Notes 1 and 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding this acquisition.
BofA Settlement Agreement. Implementation of the BofA Settlement Agreement commenced on February 1, 2015 for Subject Loans held in portfolio by the Insureds or purchased by the GSEs on that date. Approximately 12% of the Subject Loans are neither held in portfolio by the Insureds nor owned by the GSEs, and require the consent of certain other investors for these loans to be included in the BofA Settlement Agreement, except with respect to certain limited rights of cancellation. The contractual deadline for such consent has been extended to June 1, 2015. See Note 10 of Notes to Consolidated Financial Statements in our 2014 Form 10-K for additional information about the BofA Settlement Agreement.

Key Factors Affecting Our Results
Key factors affecting our results are discussed in our 2014 Form 10-K. The following information provides an update to certain information that was previously provided.
Financial Guaranty and Discontinued Operations
Radian Asset Assurance Stock Purchase Agreement. Radian completed the sale of Radian Asset Assurance to Assured on April 1, 2015, pursuant to the Radian Asset Assurance Stock Purchase Agreement dated as of December 22, 2014. As a result, until the April 1, 2015 sale date, the operating results of Radian Asset Assurance continue to be classified as discontinued operations for all periods presented in our condensed consolidated statements of operations. Previously, Radian Asset Assurance had represented substantially all of the financial guaranty segment; therefore, we no longer report a financial guaranty business segment. Prior periods have been revised to conform to the current period presentation for these changes.
Radian Asset Assurance provided direct insurance and reinsurance on credit-based risks. The assets and liabilities associated with Radian Asset Assurance historically were a source of significant volatility to Radian’s results of operations, due to various factors including fluctuations in fair value and credit risk. Since the purchase price was not subject to adjustment between December 31, 2014 and the closing date for the impact of: (i) Radian Asset Assurance’s results of operations; (ii) changes in valuation; or (iii) market conditions, the after-tax impact of such changes reflected in income (loss) from operations of businesses held for sale were substantially offset by the resulting change in loss on classification as held for sale.
For additional information related to discontinued operations, see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations—Consolidated
Radian Group serves as the holding company for our operating subsidiaries and does not have any significant operations of its own. Our consolidated operating results for the three months ended March 31, 2015 primarily reflect the financial results and performance of our two business segments—Mortgage Insurance and Services. See “—Results of Operations—Mortgage Insurance” and “—Results of Operations—Services” for the operating results of these business segments for the three months ended March 31, 2015.
In addition to the results of our operating segments, pretax income (loss) is also affected by those factors described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Key Factors Affecting Our Results” in our 2014 Form 10-K, and updated by “—Key Factors Affecting Our Results—” above. For more information regarding items that are excluded from the operating results of our operating segments, see —“Use of Non-GAAP Financial Measure” below.
We allocate to our Mortgage Insurance segment: (i) corporate expenses based on an allocated percentage of time spent on the Mortgage Insurance segment; (ii) all corporate cash and investments; (iii) all of the interest expense except for interest expense related to the Senior Notes due 2019; and (iv) corporate income and expenses that were previously allocated to our financial guaranty segment and were not allocated to discontinued operations.
We allocate to our Services segment: (i) corporate expenses based on an allocated percentage of time spent on the Services segment; and (ii) all of the interest expense related to the Senior Notes due 2019, the proceeds of which were used to fund our acquisition of Clayton. No corporate cash or investments are allocated to the Services segment. We have included Clayton’s results of operations from the June 30, 2014 date of acquisition.
Effective with the fourth quarter of 2014, the Services business undertook the management responsibilities of certain additional loan servicer surveillance functions that were previously considered part of our Mortgage Insurance segment. As a result, these services and activities are now reported in our Services segment for all periods presented.

The following table highlights selected information related to our consolidated results of operations for the three months ended March 31, 2015 and 2014:

			$ Change
	Three Months Ended March 31,		Favorable (Unfavorable)
($ in millions)	2015	2014	2015 vs. 2014
Net income from continuing operations	$91.7	$146.0	$(54.3)
Income from discontinued operations, net of tax	0.5	56.8	(56.3)
Net income	92.3	202.8	(110.5)
Net premiums earned—insurance	224.6	198.8	25.8
Services revenue	30.5	—	30.5
Net investment income	17.3	15.3	2.0
Net gains on investments and other financial instruments	16.8	43.0	(26.2)
Provision for losses	45.0	49.6	4.6
Direct cost of services	18.5	—	(18.5)
Other operating expenses	54.6	54.5	(0.1)
Interest expense	24.4	19.9	(4.5)
Amortization and impairment of intangible assets	3.0	—	(3.0)
Income tax provision (benefit)	45.7	(18.9)	(64.6)

Adjusted pretax operating income (1)	123.9	84.0	39.9
________________________

(1)	See “—Use of Non-GAAP Financial Measure” below.
Net Income from Continuing Operations. As discussed in more detail below, our results for the three months ended March 31, 2015 compared to the same period in 2014 were reduced by an income tax provision in 2015 compared to an income tax benefit in 2014, as a result of a reversal of substantially all of our deferred tax valuation allowance in the fourth quarter of 2014. See “—Results of Operations—Mortgage Insurance” and “—Results of Operations—Services” for more information on our segment results.
Income from Discontinued Operations, Net of Tax. Radian completed the sale of Radian Asset Assurance to Assured on April 1, 2015, pursuant to the Radian Asset Assurance Stock Purchase Agreement. As a result, until the April 1, 2015 sale date, the operating results of Radian Asset Assurance continue to be classified as discontinued operations for all periods presented in our condensed consolidated statements of operations. The divestiture of our financial guaranty business was part of Radian’s strategy to focus its business on the mortgage and real estate markets and to comply with the PMIERs.
The loss from discontinued operations consists of three components: (i) loss on classification as held for sale; (ii) income from operations of businesses held for sale; and (iii) income tax provision. No general corporate overhead or interest expense was allocated to discontinued operations.
The assets and liabilities associated with the discontinued operations historically were a source of significant volatility to Radian’s results of operations, due to various factors including fluctuations in fair value and credit risk. Since the purchase price was not subject to adjustment between December 31, 2014 and the closing date for the impact of: (i) Radian Asset Assurance’s results of operations; (ii) changes in valuation; or (iii) market conditions, the after-tax impact of such changes reflected in income (loss) from operations of businesses held for sale were substantially offset by the resulting change in loss on classification as held for sale. We recorded net income from discontinued operations of $0.5 million in the first quarter of 2015, primarily due to adjustments to estimated transaction costs and taxes.
For additional information related to discontinued operations, see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.
Services Revenue and Direct Cost of Services. For the three months ended March 31, 2015, services revenue and direct cost of services represent amounts related to our Services segment. See “—Results of Operations—Services” below for more information.

Net Investment Income. For the three months ended March 31, 2015, net investment income increased compared to the same period in 2014, primarily due to increases in portfolio yields and invested assets. Our current allocation to short-term and short duration investments remains high to support business operations and potential capital contributions from Radian Group to Radian Guaranty.
Net Gains on Investments and Other Financial Instruments. The components of the net gains on investments and other financial instruments for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2015	2014
Net unrealized gains related to change in fair value of trading securities and other investments	$20.7	$47.6
Net realized losses on sales	(4.5)	(4.3)
Net gains (losses) on other financial instruments	0.6	(0.3)
Net gains on investments and other financial instruments	$16.8	$43.0

Other Operating Expenses. Other operating expenses for the three months ended March 31, 2015, as compared to the same period in 2014, reflect an increase due to the acquisition of Clayton in June 2014, substantially offset by a reduction in the impact of the estimated fair value of cash-settled long-term equity-based incentive awards that are valued relative to Radian Group’s common stock price.
Interest Expense. In May 2014, we issued $300 million principal amount of 5.500% Senior Notes due June 2019, which resulted in increased interest expense for the three months ended March 31, 2015, compared to the same period in 2014. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Amortization and Impairment of Intangible Assets. The amortization and impairment of intangible assets for the three months ended March 31, 2015 primarily reflects the amortization of intangible assets acquired as part of the Clayton acquisition.
Income Tax Provision (Benefit). The effective tax rate from continuing operations was 33.3% for the three months ended March 31, 2015, compared to (14.9)% for the three months ended March 31, 2014. The change from our statutory tax rate of 35% for the three months ended March 31, 2015 was primarily due to the impact of the accounting for uncertainty of income taxes. The change from our statutory tax rate of 35% for the three months ended March 31, 2014 was primarily due to the impact of the changes in our overall valuation allowance against our DTA.
Use of Non-GAAP Financial Measure. In addition to the traditional GAAP financial measures, we have presented a non-GAAP financial measure for the consolidated company, “adjusted pretax operating income (loss),” among our key performance indicators to evaluate our fundamental financial performance. This non-GAAP financial measure aligns with the way the Company’s business performance is evaluated by both management and Radian Group’s Board of Directors. This measure has been established in order to increase transparency for the purposes of evaluating our core operating trends and enabling more meaningful comparisons with our peers. Although on a consolidated basis “adjusted pretax operating income (loss)” is a non-GAAP financial measure, we believe this measure aids in understanding the underlying performance of our operations. Our senior management, including our Chief Executive Officer (the Company’s chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments and to allocate resources to the segments.
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

(1)
Net gains (losses) on investments and other financial instruments. The recognition of realized investment gains or losses can vary significantly across periods as the activity is highly discretionary based on the timing of individual securities sales due to such factors as market opportunities, our tax and capital profile and overall market cycles. Unrealized investment gains and losses arise primarily from changes in the market value of our investments that are classified as trading. These valuation adjustments may not necessarily result in economic gains or losses. We do not view them to be indicative of our fundamental operating activities. Trends in the profitability of our fundamental operating activities can be more clearly identified without the fluctuations of these realized and unrealized gains or losses. Therefore, these items are excluded from our calculation of adjusted pretax operating income (loss). However, we include the change in expected economic loss or recovery associated with our consolidated VIEs, if any, in the calculation of adjusted pretax operating income (loss).

(2)
Acquisition-related expenses. Acquisition-related expenses represent the costs incurred to effect an acquisition of a business (i.e., a business combination). Because we pursue acquisitions on a strategic and selective basis and not in the ordinary course of our business, we do not view acquisition-related expenses as a consequence of a primary business activity. Therefore, we do not consider these expenses to be part of our operating performance and they are excluded from our calculation of adjusted pretax operating income (loss).

(3)
Amortization and impairment of intangible assets. Amortization of intangible assets represents the periodic expense required to amortize the cost of intangible assets over their estimated useful lives. Intangible assets with an indefinite useful life are also periodically reviewed for potential impairment, and impairment adjustments are made whenever appropriate. These charges are not viewed as part of the operating performance of our primary activities and therefore are excluded from our calculation of adjusted pretax operating income (loss).

(4)
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

The following table provides a reconciliation of our non-GAAP financial measure for the consolidated company, adjusted pretax operating income, to the most comparable GAAP measure, pretax income from continuing operations:

Reconciliation of Consolidated Non-GAAP Financial Measure
	Three Months Ended March 31,
(In thousands)	2015	2014
Adjusted pretax operating income (loss):
Mortgage Insurance (1)	$125,892	$84,719
Services	(1,991)	(729)
Total adjusted pretax operating income	123,901	83,990

Net gains on investments and other financial instruments	16,779	43,107	(2)
Acquisition-related expenses	(207)	—
Amortization and impairment of intangible assets	(3,023)	—
Consolidated pretax income from continuing operations	$137,450	$127,097
________________________

(1)
Prior periods have been restated to reflect the reallocation of certain corporate income and expenses that were previously allocated to the financial guaranty segment, but were not reclassified to discontinued operations. These items now have been reallocated to the Mortgage Insurance segment.

(2)
The change in expected economic loss or recovery associated with our consolidated VIEs is included in adjusted pretax operating income above. Therefore, for purposes of this reconciliation, net gains on investments and other financial instruments has been adjusted by $0.1 million for the three months ended March 31, 2014 to reverse this item, which represents an amount that is not included in net income.

Results of Operations—Mortgage Insurance
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
The following table summarizes our Mortgage Insurance segment’s results of operations for the three months ended March 31, 2015 and 2014:

			$ Change
	Three Months Ended March 31,		Favorable (Unfavorable)
($ in millions)	2015	2014	2015 vs. 2014
Adjusted pretax operating income (1)	$125.9	$84.7	$41.2
Net premiums written—insurance	241.9	213.0	28.9
Net premiums earned—insurance	224.6	198.8	25.8
Net investment income	17.3	15.3	2.0
Provision for losses	45.9	49.6	3.7
Policy acquisition costs	7.8	7.0	(0.8)
Other operating expenses	43.8	53.6	9.8
Interest expense	20.0	19.9	(0.1)
________________________

(1)	Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments.
Adjusted Pretax Operating Income. Our Mortgage Insurance segment’s adjusted pretax operating income increased significantly for the three months ended March 31, 2015 compared to the comparable period in 2014. As explained in more detail below, our results for the three months ended March 31, 2015 compared to the same period in 2014 primarily reflect: (i) an increase in net premiums earned; and (ii) a reduction in other operating expenses.

NIW, IIF, RIF
A key component of our current business strategy is to grow our mortgage insurance business by writing insurance on high-quality mortgages in the U.S. Consistent with this objective, we wrote $9.4 billion of primary new mortgage insurance in the three months ended March 31, 2015 compared to $6.8 billion in the three months ended March 31, 2014. The increase in NIW for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is attributable to an increase in mortgage originations overall, particularly originations with private mortgage insurance.
Origination volume grew more than 25% as recovery in wage and job growth supported increased home purchase mortgage volume, and low interest rates continued to drive refinance activity. At the same time, the penetration rate of private mortgage insurance in the overall insured mortgage market increased, resulting in a mortgage insurance market approximately 50% larger for the three months ended March 31, 2015 than for the same period in 2014. In January 2015, the FHA reduced its annual mortgage insurance premium by 50 basis points to roughly 85 basis points per year. The FHA’s upfront mortgage insurance premium was not changed. While the FHA reduction on annual premiums may impact our ability to compete with the FHA on certain high LTV loans to borrowers with FICO scores below 720, we do not believe this impact will be significant. While it remains difficult to project future NIW, based on current mortgage origination projections from Mortgage Bankers Association and other sources, we currently estimate that our new business volume for 2015 will exceed our 2014 level of $37.3 billion.
Since 2009, virtually all of our new mortgage insurance business production has been prime business. In addition, FICO scores for the borrowers of these insured mortgages have increased, and the average LTV on these mortgages has decreased compared to mortgages in our Legacy Portfolio. Our portfolio of business written since 2009 has been steadily increasing in proportion to our total primary RIF. As of March 31, 2015, our 2009 through 2015 portfolios accounted for approximately 70% of our total primary RIF compared to 69% at December 31, 2014. The loans from our 2009 and later origination years possess significantly improved credit characteristics compared to our Legacy Portfolio. The growth of our portfolio written beginning in 2009, together with continued improvement in the portfolio as a result of HARP refinancings (discussed below), among other things, has contributed to the significant improvement in the credit quality of our overall mortgage insurance portfolio. Because our expected future losses on our mortgage insurance portfolio written since 2009 are significantly lower than those experienced on our Legacy Portfolio, the changing composition of our overall mortgage insurance portfolio should lead to improvements in our Mortgage Insurance segment’s operating profitability.
In 2009, the GSEs began offering the Home Affordable Refinance Program (“HARP”), which allows a borrower who is not delinquent to refinance a mortgage if the borrower has been unable to take advantage of lower interest rates because the borrower’s home has decreased in value. We exclude HARP loans from our NIW for the period in which the refinance occurs. During the three months ended March 31, 2015, new HARP loans accounted for $0.3 billion of newly refinanced loans that were not included in Radian Guaranty’s NIW for the period, compared to $1.7 billion for the same period of 2014.
The following tables provide selected information as of and for the periods indicated related to mortgage insurance NIW, RIF and IIF. Primary RIF and IIF amounts at March 31, 2015 include $396 million and $1.6 billion, respectively, related to loans that are subject to the Freddie Mac Agreement. Although we no longer have future claim liability on these loans, we continue to receive premiums on the related loans and the insurance remains in force; therefore, these loans are included in our primary RIF and IIF.

	Three Months Ended March 31,
($ in millions)	2015		2014
Primary NIW
Prime	$9,384	100.0%	$6,807	100.0%
Alt-A and A minus and below	1	—	1	—
Total Primary	$9,385	100.0%	$6,808	100.0%

The level of our refinance originations has increased and the purchase origination volume as a percentage of our total NIW has decreased during the three months ended March 31, 2015 compared to the same period of 2014. Because purchase borrowers tend to have lower FICO scores and higher LTV ratios than refinancings, the FICO score distribution of our NIW has generally remained heavily concentrated in relatively higher level FICO scores and the LTV distribution of our NIW has generally become more concentrated in relatively lower LTV categories.

	Three Months Ended March 31,
($ in millions)	2015		2014
Total primary NIW by FICO Score
>=740	$5,968	63.6%	$4,345	63.8%
680-739	2,845	30.3	2,041	30.0
620-679	572	6.1	422	6.2
Total Primary	$9,385	100.0%	$6,808	100.0%

	Three Months Ended March 31,
($ in millions)	2015	2014
Percentage of primary NIW
Refinances	33%	18%

LTV
95.01% and above	1.8%	0.9%
90.01% to 95.00%	48.4%	51.8%
85.01% to 90.00%	33.3%	34.4%
80.01% to 85.00%	16.5%	12.9%

Primary risk written	$2,315	$1,722

($ in millions)	March 31, 2015		December 31, 2014		March 31, 2014
Primary IIF
Flow	$162,832	94.6%	$162,302	94.5%	$152,731	94.1%
Structured	9,309	5.4	9,508	5.5	9,637	5.9
Total Primary	$172,141	100.0%	$171,810	100.0%	$162,368	100.0%

Prime	$160,452	93.2%	$159,647	92.9%	$148,736	91.6%
Alt-A	7,122	4.1	7,412	4.3	8,317	5.1
A minus and below	4,567	2.7	4,751	2.8	5,315	3.3
Total Primary	$172,141	100.0%	$171,810	100.0%	$162,368	100.0%

Persistency (12 months ended) (1)		82.6%		84.2%		83.3%
_____________________

(1)
Effective March 31, 2015, we refined our persistency calculation to incorporate loan level detail rather than aggregated portfolio data. Prior periods have been recalculated and reflect the current calculation methodology.

($ in millions)	March 31, 2015		December 31, 2014		March 31, 2014
Primary RIF
Flow	$41,256	95.1%	$41,071	95.0%	$38,252	94.6%
Structured	2,133	4.9	2,168	5.0	2,180	5.4
Total Primary	$43,389	100.0%	$43,239	100.0%	$40,432	100.0%

Prime	$40,592	93.6%	$40,326	93.3%	$37,159	91.9%
Alt-A	1,653	3.8	1,720	4.0	1,939	4.8
A minus and below	1,144	2.6	1,193	2.7	1,334	3.3
Total Primary	$43,389	100.0%	$43,239	100.0%	$40,432	100.0%

($ in millions)	March 31, 2015		December 31, 2014		March 31, 2014
Total primary RIF by FICO score
Flow
>=740	$23,964	58.1%	$23,855	58.1%	$21,976	57.4%
680-739	12,356	30.0	12,199	29.7	11,158	29.2
620-679	4,392	10.6	4,446	10.8	4,459	11.7
<=619	544	1.3	571	1.4	659	1.7
Total Flow	$41,256	100.0%	$41,071	100.0%	$38,252	100.0%
Structured
>=740	$664	31.1%	$656	30.3%	$590	27.1%
680-739	599	28.1	618	28.5	624	28.6
620-679	513	24.1	527	24.3	572	26.2
<=619	357	16.7	367	16.9	394	18.1
Total Structured	$2,133	100.0%	$2,168	100.0%	$2,180	100.0%
Total
>=740	$24,628	56.8%	$24,511	56.7%	$22,566	55.8%
680-739	12,955	29.8	12,817	29.6	11,782	29.1
620-679	4,905	11.3	4,973	11.6	5,031	12.5
<=619	901	2.1	938	2.1	1,053	2.6
Total Primary	$43,389	100.0%	$43,239	100.0%	$40,432	100.0%

Primary RIF on defaulted loans	$1,883		$2,089		$2,466

($ in millions)	March 31, 2015		December 31, 2014		March 31, 2014
Percentage of primary RIF
Refinances	26%		26%		29%
Loan Type:
Fixed	95.3%		95.2%		94.3%
Adjustable rate mortgages
Less than five years	1.7%		1.7%		2.2%
Five years and longer	3.0%		3.1%		3.5%

Total primary RIF by LTV
95.01% and above	$3,440	7.9%	$3,547	8.2%	$4,008	9.9%
90.01% to 95.00%	20,897	48.2	20,521	47.5	17,767	44.0
85.01% to 90.00%	15,187	35.0	15,307	35.4	14,807	36.6
85.00% and below	3,865	8.9	3,864	8.9	3,850	9.5
Total Primary	$43,389	100.0%	$43,239	100.0%	$40,432	100.0%

($ in millions)	March 31, 2015		December 31, 2014		March 31, 2014
Total primary RIF by policy year
2005 and prior	$3,364	7.8%	$3,540	8.2%	$4,209	10.4%
2006	1,922	4.4	2,001	4.6	2,243	5.6
2007	4,442	10.2	4,592	10.6	5,064	12.5
2008	3,267	7.5	3,394	7.9	3,810	9.4
2009	994	2.3	1,081	2.5	1,363	3.4
2010	859	2.0	925	2.1	1,144	2.8
2011	1,677	3.9	1,809	4.2	2,165	5.4
2012	6,170	14.2	6,534	15.1	7,511	18.6
2013	9,704	22.4	10,265	23.8	11,210	27.7
2014	8,684	20.0	9,098	21.0	1,713	4.2
2015	2,306	5.3	—	—	—	—
Total Primary	$43,389	100.0%	$43,239	100.0%	$40,432	100.0%
Net Premiums Written and Earned.  Net premiums written increased for the three months ended March 31, 2015, compared to the same period of 2014, primarily due to an increase in NIW in the three months ended March 31, 2015.
Net premiums earned increased for the three months ended March 31, 2015, compared to the same period of 2014, primarily due to higher direct premiums earned in 2015 as a result of an increase in IIF and the acceleration of the recognition of premiums on Single Premium policies cancelled during the quarter due to increased refinance activity in 2015.

Our expected rate of return on our Single Premium business is lower than on our Monthly Premium business. Assuming all other factors remain constant, if loans prepay earlier than expected, then our profitability on Single Premium policies is likely to be higher than anticipated. If loans are repaid later than expected, however, our profitability on Single Premium policies is likely to be lower than anticipated. Prepayment speeds, which are impacted by changes in interest rates, among other factors, impact the expected profitability of our Monthly Premium business in the opposite direction. For our Monthly Premium business, earlier than anticipated prepayments reduce profitability. As a result, the ultimate profitability of our business is affected by the impact of mortgage prepayment speeds on the mix of business we write. Because prepayment speeds are difficult to project, our strategy has been to write a mix of Single Premium and Monthly Premium business, which we believe balances the overall impact on our results if actual prepayment speeds are significantly different from expectations. Approximately 63% and 37% of our NIW for the three months ended March 31, 2015 was written with Monthly and Single Premiums, respectively, compared to 73% and 27%, respectively, for the comparable period of 2014. During the remainder of 2015, we expect the percentage of Single Premium NIW to decrease from first quarter 2015 levels, based on a reduction in the level of refinanced mortgages, competitive factors and the mix of business that our mortgage originator customers generate.
Throughout this report, unless otherwise noted, RIF includes the amount ceded through reinsurance. The following table provides additional information about our QSR Reinsurance Transactions and our captive transactions.

	Three Months Ended March 31,
($ in thousands)	2015	2014
Initial QSR Transaction
Ceded premiums written	$4,067	$5,304
% of premiums written	1.6%	2.3%
Ceded premiums earned	$6,018	$6,807
% of total premiums	2.5%	3.2%
Ceding commissions written	$880	$1,326
RIF included in Initial QSR Transaction (1)	$1,041,383	$1,289,856

Second QSR Transaction
Ceded premiums written	$6,529	$7,293
% of premiums written	2.6%	3.2%
Ceded premiums earned	$8,768	$6,585
% of total premiums	3.6%	3.1%
Ceding commissions written	$2,285	$2,553
RIF included in Second QSR Transaction (1)	$1,533,677	$1,360,651

First-Lien Captives
Premiums earned ceded to captives	$2,585	$3,508
% of total premiums	1.1%	1.6%
IIF subject to captives (2)	2.5%	3.5%
RIF subject to captives (3)	2.4%	3.3%
__________________

(1)	RIF ceded under QSR Reinsurance Transactions and included in primary RIF.

(2)	IIF on captives as a percentage of total IIF.

(3)	RIF on captives as a percentage of total RIF.

Provision for Losses. Our mortgage insurance provision for losses decreased slightly for the three months ended March 31, 2015, compared to the same period of 2014. The following table details the financial impact of the significant components of our provision for losses for the periods indicated:

	Three Months Ended March 31,
(In millions)	2015	2014
New defaults	$64.9	$77.0
Existing defaults, Second-liens, LAE and other (1)	(19.0)	(27.4)
Provision for losses	$45.9	$49.6
_____________________

(1)
Represents the provision for losses attributable to loans that were in default as of the beginning of each period indicated, including: (a) the change in reserves for loans that were in default status (including pending claims) as of both the beginning and end of each period indicated; (b) the net impact to provision for losses from loans that were in default as of the beginning of each period indicated but were either cured, prepaid, or resulted in a paid claim or a Rescission or Claim Denial during the period indicated; (c) the impact to our IBNR reserve during the period related to changes in actual and estimated reinstatements of previous Rescissions and Claim Denials, including those subject to the BofA Settlement Agreement; (d) Second-lien loss reserves and PDR; and (e) LAE and other loss reserves.

Our mortgage insurance provision for losses for the three months ended March 31, 2015 decreased by $3.7 million, as compared to the same period in 2014. Reserves established for new default notices were the primary driver of our total incurred loss for the first three months of 2015. The impact to incurred losses from default notices reported in the first quarter of 2015 was partially mitigated by favorable reserve development on prior year defaults, which was driven primarily by a reduction in certain Default to Claim Rate assumptions, as well as by higher Cures than were previously estimated. We experienced similar favorable development related to incurred losses from prior year defaults during the first three months of 2014.
Our primary default rate at March 31, 2015 was 4.6% compared to 5.2% at December 31, 2014. Our primary defaulted inventory comprised 40,440 loans at March 31, 2015, compared to 45,319 loans at December 31, 2014, representing a 10.8% decrease. The reduction in our primary defaulted inventory is the result of the total number of defaulted loans: (1) that have cured; (2) for which claim payments have been made; and (3) that have resulted in net Rescissions and Claim Denials, collectively exceeding the total number of new defaults on insured loans. New primary defaults decreased 15% for the three months ended March 31, 2015, compared to the same period in 2014. Although significant uncertainty remains, we currently expect total new defaults for 2015 to continue to decrease as compared to 2014.

The following table shows the number of primary and pool loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	March 31, 2015	December 31, 2014	March 31, 2014
Default Statistics—Primary Insurance:
Total Primary Insurance
Prime
Number of insured loans	801,332	797,436	755,396
Number of loans in default	25,114	28,246	32,708
Percentage of loans in default	3.13%	3.54%	4.33%
Alt-A
Number of insured loans	37,468	38,953	43,508
Number of loans in default	7,480	8,136	10,173
Percentage of loans in default	19.96%	20.89%	23.38%
A minus and below
Number of insured loans	35,425	36,688	40,898
Number of loans in default	7,846	8,937	10,238
Percentage of loans in default	22.15%	24.36%	25.03%
Total Primary
Number of insured loans	874,225	873,077	839,802
Number of loans in default (1)	40,440	45,319	53,119
Percentage of loans in default	4.63%	5.19%	6.33%
Default Statistics—Pool Insurance:
Number of loans in default	6,748	8,297	9,814
______________________

(1)
Excludes 3,715, 4,467 and 6,022 loans that are in default at March 31, 2015, December 31, 2014 and March 31, 2014, respectively, that are subject to the Freddie Mac Agreement, and for which we no longer have claims exposure.

The following table shows a rollforward of our primary loans in default:

	Three Months Ended March 31,
	2015	2014
Beginning default inventory	45,319	60,909
Plus: New defaults (1)	10,253	12,113
Less: Cures (1)	11,589	13,645
Less: Claims paid (2) (3)	3,932	6,049
Less: Rescissions (4)	39	59
Less: Claim Denials (5)	(42)	65
Less: Net (reinstatements) Rescissions or Claim Denials related to the BofA Settlement Agreement (6)	(386)	85
Ending default inventory	40,440	53,119
__________________

(1)
Amounts reflected are compiled monthly based on reports received from loan servicers. The number of new defaults and Cures presented includes the following monthly defaults that both defaulted and cured within the periods indicated:

	Three Months Ended March 31,
	2015	2014
Intra-period new defaults	4,761	5,332

(2)	Includes those charged to a deductible or captive.

(3)	Includes 1,475 claim payments related to the BofA Settlement Agreement for the three months ended March 31, 2015.

(4)	Net of any previous Rescissions that were reinstated during the period. Such reinstated Rescissions may ultimately result in a paid claim.

(5)	Net of any Claim Denials that were reinstated during the period. Such previously denied but reinstated claims are generally reviewed for possible Rescission prior to any claim payment.

(6)
Includes Rescissions, Claim Denials and reinstatements on the population of loans subject to the BofA Settlement Agreement. Net (reinstatements), Rescissions or Claim Denials related to the BofA Settlement Agreement prior to the February 1, 2015 Implementation Date represent such activities on loans that subsequently became subject to the BofA Settlement Agreement.

Our aggregate weighted average Default to Claim Rate assumption (net of Claim Denials and Rescissions) used in estimating our primary reserve for losses has remained relatively stable at 53% (47% excluding pending claims) at March 31, 2015, compared to 52% at December 31, 2014. The change in our Default to Claim Rate resulted from an increase in Cures of defaults with lower Default to Claim Rates, which resulted in an increase in remaining defaults having higher Default to Claim Rates. We develop our Default to Claim Rate estimates on defaulted loans based on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. Our Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans, as measured by the progress toward foreclosure sale and the number of months in default. During the three months ended March 31, 2015, we reduced our gross Default to Claim Rate assumption for new primary defaults from 16% to 15% due to continued improvement in actual claim development trends. As of March 31, 2015, our gross Default to Claim Rates on our primary portfolio ranged from 15% for new defaults, to 65% for defaults not in Foreclosure Stage, and 81% for Foreclosure Stage Defaults.

The following tables show additional information about our primary loans in default as of the dates indicated:

	March 31, 2015
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 1st Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	9,289	23.0%	220	37.8%	$129,298	11.8%
Four to eleven payments	9,758	24.1	726	16.6	187,003	17.1
Twelve payments or more	16,774	41.5	3,834	4.5	556,671	50.8
Pending claims	4,619	11.4	N/A	0.9	223,052	20.3
Total	40,440	100.0%	4,780		1,096,024	100.0%
IBNR and other					167,204
LAE					53,210
Total primary reserves					$1,316,438

Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Severity %
57%	53%	104%

	December 31, 2014
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	11,192	24.7%	174	30.6%	$142,503	11.9%
Four to eleven payments	10,413	23.0	695	15.8	195,440	16.3
Twelve payments or more	18,071	39.9	3,984	3.9	593,466	49.5
Pending claims	5,643	12.4	N/A	0.8	266,826	22.3
Total	45,319	100.0%	4,853		1,198,235	100.0%
IBNR and other					223,114
LAE					56,164
Total primary reserves					$1,477,513

Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Severity %
57%	52%	104%
______________________
N/A – Not applicable
We considered the sensitivity of our loss reserve estimates at March 31, 2015 by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point change in primary Claim Severity (which we estimate to be 104% of our risk exposure at March 31, 2015), we estimated that our total loss reserves would change by approximately $11 million at March 31, 2015. For every one percentage point change in our primary net Default to Claim Rate (which we estimate to be 53% at March 31, 2015, including our assumptions related to Rescissions and Claim Denials), we estimated a change of approximately $21 million in our primary loss reserves at March 31, 2015.

Our net Default to Claim Rate and loss reserve estimate incorporate our future expectations with respect to future Claim Denials and Rescissions. These expectations are based on our recent experience with respect to the number of claims that have been denied due to the policyholder’s failure to submit sufficient documentation to perfect a claim within the time period permitted under our Master Policies and also our recent experience with respect to the number of insurance certificates that have been rescinded due to fraud, underwriter negligence or other factors. As of March 31, 2015, we have adjusted these estimates to reflect the expected impact of the BofA Settlement Agreement. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements.
The following table illustrates the amount of First-lien claims submitted to us for payment that were rescinded or denied, for the periods indicated, net of any reinstatements of previous Rescissions or Claim Denials, within each period. Net (reinstatements), Rescissions or Claim Denials related to the BofA Settlement Agreement prior to the February 1, 2015 Implementation Date represent such activities on loans that subsequently became subject to the BofA Settlement Agreement.

	Three Months Ended March 31,
(In millions)	2015	2014
Rescissions	$3.8	$6.4
Claim Denials	5.6	18.9
Net (reinstatements), Rescissions or Claim Denials related to the BofA Settlement Agreement	(24.1)	3.0
Net First-lien claims submitted for payment that were (reinstated), rescinded or denied (1)	$(14.7)	$28.3
__________________

(1)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.
The following table illustrates the impact of estimated future Rescissions and Claim Denials (net of estimated reinstatements) on our loss reserve estimates as of the dates indicated:

(In millions)	March 31, 2015	December 31, 2014	March 31, 2014
Decrease to our loss reserve due to estimated future Rescissions and Claim Denials	$115	$125	$219
The impact to our mortgage insurance reserves due to estimated future Rescissions and Claim Denials incorporates our expectations regarding the number of policies that we expect to be reinstated as a result of our claims rebuttal process (see below for more information). The level of Rescissions and Claim Denials has been declining in recent periods as our defaulted Legacy Portfolio continues to decline, and we expect this trend to continue.

The table below shows details related to the number of rescinded policies and denied claims for the periods indicated. Net reinstatements (Rescissions) related to the BofA Settlement Agreement prior to the February 1, 2015 Implementation Date represent such activities on loans that subsequently became subject to the BofA Settlement Agreement.

	Three Months Ended March 31,
	2015	2014
Rescinded policies:
Rescinded	(41)	(76)
Reinstated	2	17
Net reinstatements (Rescissions) related to the BofA Settlement Agreement	337	(122)
Denied claims:
Denied	(304)	(783)
Reinstated	346	718
Net reinstatements related to the BofA Settlement Agreement	49	37
Total Net reinstatements (Rescissions and Claim Denials)	389	(209)
Our reported Rescission and Claim Denial activity in any given period is subject to challenge by our lender and servicer customers through our claims rebuttal process. In addition, we at times engage in discussions with our lender and servicer customers regarding our Loss Mitigation Activities. Unless a liability associated with such activities or discussions becomes probable and can be reasonably estimated, we consider our claim payments and our Rescissions, Claim Denials and Claim Curtailments to be resolved for financial reporting purposes. In accordance with the accounting standard regarding contingencies, we accrue for an estimated loss when we determine that the loss is probable and can be reasonably estimated.
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
Approximately 12% of the Subject Loans are neither held in portfolio by the Insureds nor owned by the GSEs, and require the consent of certain other investors for these loans to be included in the BofA Settlement Agreement, except with respect to certain limited rights of cancellation. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about the BofA Settlement Agreement.
We expect that a portion of previous Rescissions will be reinstated and previous Claim Denials will be resubmitted with the required documentation and ultimately paid; therefore, we have incorporated this expectation into our IBNR reserve estimate. Our IBNR reserve estimate was $108.6 million and $163.6 million at March 31, 2015 and December 31, 2014, respectively. We began to implement the BofA Settlement Agreement in the first quarter of 2015, which resulted in a significant decrease in our IBNR reserve estimate at March 31, 2015 as compared to December 31, 2014, due to the reinstatement and payment during the period of certain previous Rescissions and Claim Denials on Subject Loans. As of March 31, 2015, the IBNR reserve estimate of $108.6 million included approximately $85.2 million for loans subject to the BofA Settlement Agreement. This amount compares to approximately $133.0 million in IBNR reserves for loans subject to the BofA Settlement Agreement as of December 31, 2014. The remaining IBNR reserve at March 31, 2015 included an estimate of future reinstatements of previous Claim Denials, Rescissions and Claim Curtailments of $13.6 million, $0.8 million, and $3.4 million, respectively. These reserves relate to $85.5 million of claims that were denied within the preceding 12 months, $79.8 million of policies rescinded within the preceding 24 months, and $44.4 million of Claim Curtailments within the preceding 24 months.

The following table shows information regarding our reserve for losses as of the dates indicated:

(In thousands)	March 31, 2015	December 31, 2014
Reserves for losses by category:
Prime	$640,919	$700,174
Alt-A	278,350	292,293
A minus and below	163,390	179,103
IBNR and other	167,204	223,114
LAE	53,210	56,164
Reinsurance recoverable (1)	13,365	26,665
Total primary reserves	1,316,438	1,477,513
Pool	62,943	75,785
IBNR and other	1,227	1,775
LAE	3,051	3,542
Total pool reserves	67,221	81,102
Total First-lien reserves	1,383,659	1,558,615
Second-lien and other (2)	1,055	1,417
Total reserve for losses	$1,384,714	$1,560,032
__________________

(1)	Primarily represents ceded losses on captive transactions and the QSR Reinsurance Transactions.

(2)	Does not include Second-lien PDR.
The following table shows information regarding our average loss reserves per default:

	March 31, 2015	December 31, 2014
First-lien reserve per default (1)
Primary reserve per default excluding IBNR and other	$28,423	$27,683
Pool reserve per pool default excluding IBNR and other (2)	9,774	9,556
_________________

(1)	Calculated as total reserves divided by total defaults.

(2)	If calculated before giving effect to deductibles and stop losses in pool transactions, the pool reserve per default at March 31, 2015 and December 31, 2014 would be $17,942 and $15,881, respectively.
Total mortgage insurance claims paid of $207.1 million for the three months ended March 31, 2015 have decreased from claims paid of $306.9 million for the three months ended March 31, 2014, primarily due to the overall decline in defaulted loans and ongoing reduction in pending claims. However, claims paid in in the first quarter of 2015 are elevated as they include $98.5 million of claims paid pursuant to the BofA Settlement Agreement. We currently expect claims paid to be between $600 million and $700 million in 2015, including approximately $250 million of total claims that we expect to pay related to the BofA Settlement Agreement.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. Since 2011, Claim Curtailments due to servicer noncompliance with our insurance policies and servicing guidelines have increased both in frequency and in size, which has contributed to a reduction in the severity of our claim payments during this period. Claim Curtailments due to servicer noncompliance with our insurance policies and servicing guidelines decreased to approximately $7 million for the three months ended March 31, 2015, compared to approximately $14 million for the three months ended March 31, 2014.

The following table shows claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2015	2014
Net claims paid (1):
Prime	$76,434	$195,446
Alt-A	20,194	46,593
A minus and below	15,209	33,593
Total primary claims paid	111,837	275,632
Pool	8,901	30,863
Second-lien and other	(111)	727
Subtotal	120,627	307,222
Impact of captive terminations	(12,000)	(1,156)
Impact of settlements	98,468	875
Total net claims paid	$207,095	$306,941

Average net claim paid (2):
Prime	$44.0	$44.3
Alt-A	54.6	55.4
A minus and below	35.9	37.1
Total average net primary claim paid	44.2	44.7
Pool	51.5	60.3
Second-lien and other	(12.3)	20.8
Total average net claim paid	$44.5	$45.8

Average direct primary claim paid (2) (3)	$45.3	$46.5
Average total direct claim paid (2) (3)	$45.5	$47.4
__________________

(1)	Net of reinsurance recoveries.

(2)	Calculated without giving effect to the impact of the termination of captive transactions and settlements.

(3)	Before reinsurance recoveries.
Policy Acquisition Costs. Policy acquisition costs for the three months ended March 31, 2015 increased compared to the same period in 2014 due to a decrease in our persistency rate, which decreases the expected life of our insurance policies and therefore accelerates the amortization of our policy acquisition costs. In comparison, policy acquisition costs for the three months ended March 31, 2014 reflected lower amortization as a result of a higher persistency rate.
Other Operating Expenses. Our other operating expenses for the three months ended March 31, 2015, compared to the same period in 2014, reflect a reduction in the impact of changes in the estimated fair value of cash-settled long-term equity-based incentive awards that are valued, in large part, relative to the price of Radian Group’s common stock. Operating expenses for the three months ended March 31, 2015 and 2014 also include $2.1 million and $4.1 million, respectively, as a result of the reallocation of financial guaranty segment expenses that were not allocated to discontinued operations.
Interest Expense. These amounts reflect the allocated portion of interest on Radian Group’s long-term debt, which increased in the three months ended March 31, 2015 compared to the same period in 2014. Interest expense allocated to the Mortgage Insurance segment for the three months ended March 31, 2015 and 2014 also includes $9.9 million and $14.6 million, respectively, as a result of the reallocation of financial guaranty segment interest expense that was not allocated to discontinued operations.

Results of Operations—Services
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
The following table summarizes our Services segment’s results of operations for the three months ended March 31, 2015:

			$ Change
	Three Months Ended March 31,		Favorable (Unfavorable)
($ in millions)	2015	2014	2015 vs. 2014
Adjusted pretax operating loss (1)	$(2.0)	$(0.7)	(1.3)
Services revenue	30.7	—	30.7
Direct cost of services	18.4	—	(18.4)
Gross profit on services	12.3	—	12.3
Other operating expenses	10.6	0.9	(9.7)
Interest expense	4.4	—	(4.4)
________________________

(1)	Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments.
The Services segment’s results primarily comprise the operations of Clayton from the June 30, 2014 date of acquisition. The Services segment is a fee-for-service business, with revenue primarily derived from: (i) loan review and due diligence services; (ii) surveillance services, including RMBS surveillance, loan servicer oversight, loan-level servicing compliance reviews and operational reviews of mortgage servicers and originators; (iii) valuation and component services providing outsourcing and technology solutions for the single family rental and residential real estate markets; and (iv) REO asset management services. The top 10 customers of the Services segment generated approximately 60% of the services revenue for the three months ended March 31, 2015. The largest single customer generated approximately 13% of the services revenue for the three months ended March 31, 2015.
Direct cost of services primarily consists of employee compensation and related payroll benefits, and, to a lesser extent, other direct costs of providing services such as travel and related expenses incurred in providing client services and costs paid to outside vendors. Direct cost of services is primarily affected by the level of services being provided and, therefore, is correlated to the level of services revenue. For the three months ended March 31, 2015, our services revenues were $30.7 million and our gross profit on services represented approximately 40% of our services revenues.
Other operating expenses primarily consist of salaries and benefits not classified as direct cost of services because they are related to employees, such as sales and corporate employees, who are not directly involved in providing client services. For the three months ended March 31, 2015, compensation-related costs represented approximately 59% of the segment’s operating expenses. Other operating expenses also include other selling, general and administrative expenses, depreciation, and allocations of corporate general and administrative expenses. Other operating expenses for the three months ended March 31, 2015 include an allocation of corporate operating expenses of $1.0 million.
For the three months ended March 31, 2015, interest expense represents all of the interest expense related to our Senior Notes due 2019, the proceeds of which were used to fund our acquisition of Clayton.

Off-Balance Sheet Arrangements
There have been no material changes in the off-balance sheet arrangements specified in our 2014 Form 10-K.
Contractual Obligations and Commitments
There have been no material changes in our contractual obligations and commitments specified in our 2014 Form 10-K.

Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
Radian Group serves as the holding company for our insurance and other subsidiaries and does not have any significant operations of its own. At March 31, 2015, Radian Group had immediately available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of approximately $662 million, which excludes certain additional cash and liquid investments that have been advanced from our subsidiaries for corporate expenses and interest payments. On April 1, 2015, upon completion of the sale of Radian Asset Assurance, our holding company liquidity increased by approximately $45 million due to the release of funds held in a separate escrow account.
Radian Group’s principal liquidity demands for the next 12 months are expected to include: (i) additional capital support for our mortgage insurance subsidiaries; (ii) the payment of corporate expenses; (iii) interest payments on our outstanding long-term debt; (iv) potential investments to support our long-term strategy of growing our fee-based revenues by expanding our presence in the real estate and mortgage finance industries; and (v) the payment of dividends on our common stock.
On a quarterly basis, we evaluate whether the conversion threshold requirements for our Convertible Senior Notes due 2017 and our Convertible Senior Notes due 2019 have been met. As of March 31, 2015, the holders of our Convertible Senior Notes due 2017 and of our Convertible Senior Notes due 2019 are able to exercise their conversion rights during the three-month period ending June 30, 2015. We may elect, in our sole discretion, to settle any converted notes in the form of cash, and in the case of the Convertible Senior Notes due 2017, the principal amount must be settled in cash. We do not expect these conversion rights to be exercised prior to maturity. See Note 11 of Notes to Consolidated Financial Statements in our 2014 Form 10-K for further information.
In addition to existing available cash and marketable securities, payments made to Radian Group under tax- and expense-sharing arrangements with our subsidiaries, as further discussed below, represent Radian Group’s principal source of cash to fund short-term liquidity needs. In addition, Radian Group expects to receive a modest amount of dividends from Clayton, to the extent available.
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on most of our outstanding long-term debt. Payments of such corporate expenses for the next 12 months, excluding interest payments on our long-term debt, are expected to be approximately $55.0 million, all of which is expected to be reimbursed by our subsidiaries under our existing expense-sharing arrangements. For the same period, payments of interest on our long-term debt are expected to be approximately $56.6 million, a significant portion of which is expected to be reimbursed by our subsidiaries under our existing expense-sharing arrangements. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be modified or revoked at any time.
Capital Support for Subsidiaries. On April 17, 2015, the FHFA issued the final PMIERs, setting forth revised requirements for private mortgage insurers, including Radian Guaranty, to remain eligible insurers of loans purchased by the GSEs. Once they become effective for existing eligible mortgage insurers on December 31, 2015, the PMIERs Financial Requirements will replace the capital adequacy standards under the current GSE eligibility requirements. The final PMIERs Financial Requirements included significant changes to the Minimum Required Asset calculations from those originally published in the proposed PMIERs, with those changes primarily impacting the performing 2005 through 2008 vintage loans, as well as pool insurance. These changes resulted in a significant decrease to Radian Guaranty’s estimated Minimum Required Assets as compared to the estimated amount under the proposed PMIERs Financial Requirements.
Based on our estimates of Radian Guaranty’s Available Assets and Minimum Required Assets as of March 31, 2015, we expect that Radian Guaranty will have the ability to immediately comply with the PMIERs Financial Requirements, after giving effect to the proceeds Radian Guaranty received from the sale of Radian Asset Assurance on April 1, 2015 and future expected contributions to Radian Guaranty and its affiliated reinsurers of only a portion of our holding company liquidity. Based on our March 31, 2015 estimates, a holding company contribution of approximately $330 million would be required to allow Radian Guaranty to comply with the PMIERs. This estimated contribution assumes that we: (i) convert approximately $130 million of existing liquid assets into PMIERS-compliant Available Assets; and (ii) receive GSE approval for the amendments to our existing quota-share reinsurance arrangements and receive full PMIERs benefit of approximately $145 million for these arrangements. Based on our projections of Radian Guaranty’s Available Assets and Minimum Required Assets as of the December 31, 2015 effective date, we expect that the amount of holding company contribution required for Radian Guaranty to comply with the PMIERs Financial Requirements as of that date will decrease modestly from the amount calculated as of March 31, 2015.

The amount of holding company liquidity that we may contribute to Radian Guaranty and its affiliated reinsurers during the next 12 months to allow Radian Guaranty to comply with the final PMIERS may depend upon, among other things: (1) our ability to receive GSE approval for the full benefit of our existing reinsurance arrangements under the PMIERs; (2) whether we elect to convert certain liquid assets into PMIERs-compliant Available Assets; (3) factors affecting the performance of our mortgage insurance business, including our level of defaults, prepayments, the losses we incur on new or existing defaults and the credit characteristics of our mortgage insurance; and (4) how much capital we expect to maintain at our mortgage insurance subsidiaries in excess of the amount required to satisfy the PMIERs Financial Requirements.
Radian Guaranty’s Risk-to-capital as of March 31, 2015 was 17.1 to 1. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for more information. Given our current financial projections for Radian Guaranty, which are subject to risks and uncertainties, we expect Radian Guaranty’s Risk-to-capital to decrease over time. As a result, Radian Guaranty is not expected to need additional capital to satisfy current applicable state insurance regulatory requirements.
Radian Group also could be required to provide capital support for Radian Guaranty and our other mortgage insurance subsidiaries if additional capital is required pursuant to insurance laws and regulations. The NAIC is in the process of reviewing the minimum capital and surplus requirements for mortgage insurers and considering changes to the Model Act. While the outcome of this process is not known, it is possible that among other changes, the NAIC will recommend and adopt more stringent capital requirements than currently exist under the Model Act, which could increase the capital requirements for Radian Guaranty in states that adopt the new Model Act. While we expect that the capital requirements may increase as a result of changes to the Model Act, we do not believe the changes to the Model Act will result in financial requirements that require greater capital than will be required under the final PMIERs Financial Requirements. In addition, certain of our mortgage insurance subsidiaries that provide reinsurance to Radian Guaranty could require additional capital contributions from Radian Group.
Dividends. Our quarterly common stock dividend is currently $0.0025 per share and, based on our current outstanding shares of common stock, we would require approximately $1.9 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as Radian Group, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of March 31, 2015, our capital surplus was $2.3 billion, representing our dividend limitation under Delaware law.
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
If Radian Group’s current sources of liquidity are insufficient for Radian Group to fund its obligations during the next 12 months, or if we otherwise decide to increase our liquidity position, Radian Group may seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.
Radian Group—Long-Term Liquidity Needs
Our most significant needs for liquidity beyond the next 12 months are:

(1)	the repayment of our outstanding long-term debt, including:

•	$195.5 million principal amount of outstanding debt due in June 2017;

•
$450 million principal amount of convertible debt due in November 2017 which must be settled in cash, plus, any related conversion premium which may, at our option, be settled in cash, common shares or a combination thereof;

•	$400 million of convertible debt due in March 2019 for which the principal amount and any conversion premium may, at our option, be settled in cash, common shares or a combination thereof; and

•	$300 million principal amount of outstanding debt due in June 2019;

(2)	additional capital contributions to our subsidiaries, including contributions related to compliance with the PMIERs Financial Requirements; and

(3)	potential payments to the U.S. Treasury resulting from our dispute with the IRS relating to the examination of our 2000 through 2007 consolidated federal income tax returns by the IRS.
On September 4, 2014, we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties of approximately $157 million. The Deficiency Amount has not been reduced to reflect our NOL carryback ability. As of March 31, 2015, there also would be interest of approximately $118 million related to these matters. Depending on the outcome, additional state income taxes, penalties and interest (estimated in the aggregate to be approximately $30 million as of March 31, 2015) also may become due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of approximately $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding this IRS matter.
Radian Group and RGRI are parties to an Assumption and Indemnification Agreement with regard to a portion of the Deficiency Amount. This indemnification agreement was made in lieu of an immediate capital contribution to RGRI that otherwise would have been required for RGRI to maintain its minimum statutory policyholders’ surplus requirements in light of the remeasurement as of December 31, 2011 of uncertain tax positions related to the portfolio of REMIC residual interests. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the IRS matter.
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
We regularly evaluate opportunities, based on market conditions, to finance our operations by accessing the capital markets or other types of indebtedness with institutional lenders, and consider various measures to improve our capital and liquidity position, as well as to strengthen our balance sheet and improve our debt maturity profile. In the past, we have repurchased and exchanged, prior to maturity, some of our outstanding debt, and in the future, we may, from time to time, seek to redeem, repurchase or exchange for other securities, some or all of our outstanding debt, prior to maturity, in the open market, through other public or private transactions, including pursuant to one or more tender offers, or through any combination of the foregoing, as circumstances may allow. We may seek to refinance all or a portion of our long-term debt, but we may not be able to do so on favorable terms, if at all. The timing or amount of any potential transactions will depend on a number of factors, including market opportunities and our views regarding our capital and liquidity positions and potential future needs.
Mortgage Insurance
As of March 31, 2015, our Mortgage Insurance segment maintained claims paying resources of $4.0 billion, which consist of contingency reserves, statutory policyholders’ surplus (excluding the statutory surplus of Radian Asset Assurance), Unearned Premium Reserves and loss reserves.

The principal demands for liquidity in our mortgage insurance business include the payment of claims and potential claim settlement transactions, operating expenses (including those allocated from Radian Group) and taxes. The principal sources of liquidity in our mortgage insurance business currently include insurance premiums, net investment income and capital contributions from Radian Group. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a substantial portion of the funds necessary to satisfy their claim payments, operating expenses and taxes for the foreseeable future. We believe that we have the ability to fund any operating cash flow shortfall from sales and maturities of marketable securities in our investment portfolio maintained at our operating companies. In the event that we are unable to fund excess claim payments and operating expenses through the sale of these marketable securities and from maturing fixed-income investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid marketable securities held by our operating companies.
On April 1, 2015, Radian Guaranty completed the sale of 100% of the issued and outstanding shares of Radian Asset Assurance for a purchase price of approximately $810 million, pursuant to the Radian Asset Assurance Stock Purchase Agreement. After closing costs and other adjustments, Radian Guaranty received net proceeds of $789 million. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding the Radian Asset Assurance Stock Purchase Agreement.
On April 17, 2015, the FHFA issued the final PMIERs, setting forth revised requirements for private mortgage insurers, including Radian Guaranty, to remain eligible insurers of loans purchased by the GSEs. The PMIERs Financial Requirements, which include a Minimum Required Assets calculation, will replace the capital adequacy standards under the current GSE eligibility requirements. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding PMIERs.
Freddie Mac Agreement
In connection with the closing under the Freddie Mac Agreement, Radian Guaranty deposited $205 million of investment securities into a collateral account. This account remains on our condensed consolidated balance sheets due to the rights that Radian Guaranty has with respect to those funds. From the time the collateral account was established through March 31, 2015, approximately $122 million of Loss Mitigation Activity had become final in accordance with the Freddie Mac Agreement and approximately $18 million of submitted claims had been rescinded, denied, curtailed or cancelled, but were not yet considered final in accordance with the Freddie Mac Agreement. Subject to certain conditions in the Freddie Mac Agreement, amounts in the collateral account may be released to Radian Guaranty from Freddie Mac over time to the extent that Loss Mitigation Activity becomes final in accordance with the terms of the Freddie Mac Agreement. If the amount of Loss Mitigation Activity that becomes final in accordance with the Freddie Mac Agreement after the collateral account was established is less than $205 million prior to the termination of the Freddie Mac Agreement, then any shortfall will be paid to Freddie Mac from the funds in the collateral account.
Services
As of March 31, 2015, our Services segment maintained cash and cash equivalents totaling $12.3 million, which included restricted cash of $2.9 million.
The principal demands for liquidity in our Services business include the payment of employee compensation and other operating expenses (including those allocated from Radian Group), interest payments related to the Senior Notes due 2019, and dividends to Radian Group. The principal sources of liquidity in our Services business are cash generated by operations and, to the extent necessary, capital contributions from Radian Group.
Liquidity levels may fluctuate depending on the levels and contractual timing of our invoicing and the payment practices of the Services clients, in combination with the timing of Services’ payments for employee compensation and to external vendors. The amount, if any, and timing of the Services segment’s dividend paying capacity will depend primarily on the amount of excess cash flow generated by the segment.
We believe that the cash flows generated by Services’ operations will provide the funds necessary to satisfy the Services segment’s needs for the foreseeable future. However, the segment’s activities are primarily affected by transaction volume, which is subject to fluctuation due to market conditions and depends on maintaining successful client relationships. Dividend payments to Radian Group would be adversely impacted and funding support may be required for the Services segment if unanticipated events and circumstances were to result in lower earnings or cash flow than expected. In the event the cash flow from operations of the Services business is not adequate to fund all of its needs, Radian Group may be required to provide additional funds to the Services segment in the form of a capital contribution or an intercompany note.

Reconciliation of Consolidated Net Income to Cash Used in Operations
The following table reconciles consolidated net income to cash flows used in operations for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2015	2014
Net income	$92,257	$202,759
Income from discontinued operations, net of tax	(530)	(56,779)
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on investments and other financial instruments recognized in earnings	(16,779)	(42,968)
Net payments related to derivative contracts and VIEs (1)	(3,203)	(20)
Commutation-related charges	—	1,105
Deferred tax provision (benefit)	48,193	(553)
Amortization and impairment of intangible assets	3,023	—
Depreciation and amortization, net	15,238	14,959
Change in:
Unearned premiums	13,051	13,381
Deferred policy acquisition costs	1,990	1,871
Reinsurance recoverables	12,964	15,242
Reserve for losses and LAE	(175,318)	(270,979)
Other assets	25,088	3,278
Other liabilities	(15,894)	(3,142)
Net cash provided by (used in) operating activities, continuing operations	80	(121,846)
Net cash used in operating activities, discontinued operations	(12,168)	(15,164)
Net cash used in operating activities	$(12,088)	$(137,010)
_____________

(1)	Cash item.
Net cash used in operating activities decreased for the three months ended March 31, 2015 compared to the same period of 2014, primarily as a result of a decrease in total paid claims.
Stockholders’ Equity
Stockholders’ equity was $2.2 billion at March 31, 2015, compared to $2.1 billion at December 31, 2014. The increase in stockholders’ equity resulted primarily from our net income of $92.3 million for the three months ended March 31, 2015.
Ratings
Radian Group and Radian Guaranty have been assigned the ratings set forth in the chart below. We believe that ratings often are considered by others in assessing our credit strength and the financial strength of our primary mortgage insurance subsidiary.

	Moody’s (1)	S&P (2)
Radian Group	B2	B
Radian Guaranty	Ba1	BB
___________________

(1)	Moody’s outlook for Radian Group is Stable and for Radian Guaranty is currently Positive.

(2)	S&P’s outlook for Radian Group and Radian Guaranty is currently Positive.

Recent Ratings Actions
On April 1, 2015, Moody’s upgraded Radian Group’s and Radian Guaranty’s credit ratings from B3 to B2 and Ba2 to Ba1, respectively. The outlook for Radian Group is currently Stable and the outlook for Radian Guaranty is Positive. The upgrades reflect Moody’s view that the sale of Radian Asset Assurance increases the amount of capital readily accessible to Radian Guaranty, and strengthens its capital adequacy relative to its insured mortgage exposures. In addition, completion of the sale of Radian Asset Assurance is an important step towards attaining PMIERs compliance, and helps defend against the potential for erosion of Radian Guaranty’s franchise due to actual or perceived difficulties in becoming compliant.
On March 9, 2015, S&P upgraded Radian Group’s and Radian Guaranty’s credit ratings from B- to B and BB- to BB, respectively, based on their revised mortgage insurance criteria. The outlook for Radian Group and Radian Guaranty is currently Positive. Among the positive factors driving these ratings changes, S&P cited Radian Guaranty’s ability to compete effectively and profitably in the mortgage insurance market and its high liquidity ratio. S&P cited that their positive outlook reflects Radian Group’s potential for continued strengthening in operating performance and capitalization, and its sustained market share. S&P’s assessment also incorporates their view of the intermediate risk inherent in the U.S. mortgage insurance industry associated with the structural aspect of the mortgage and housing markets and U.S. macroeconomic factors.

Critical Accounting Policies
As of the filing date of this report, there were no significant changes in our critical accounting policies from those discussed in our 2014 Form 10-K. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for accounting pronouncements issued but not yet effective that may impact the Company’s consolidated financial position, earnings, cash flows or disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in market conditions. Examples of market risk include changes in interest rates, foreign currency exchange rates, credit spreads and equity prices. We perform a sensitivity analysis to determine the effects of market risk exposures on our investment securities. Our sensitivity analysis for interest rates is generally calculated as a parallel shift in yield curve with all other factors remaining constant. This analysis is performed by determining the potential loss in future earnings, fair values or cash flows of market-risk-sensitive instruments resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates and equity prices.
Interest-Rate Risk
The primary market risk in our investment portfolio is interest-rate risk, namely the fair value sensitivity of a fixed-income security to changes in interest rates. We regularly analyze our exposure to interest-rate risk and have determined that the fair value of our interest-rate sensitive investment assets is materially exposed to changes in interest rates.
We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. Excluding investments classified as assets held for sale as a result of the Radian Asset Assurance Stock Purchase Agreement, the carrying value of our investment portfolio at both March 31, 2015 and December 31, 2014 was $3.6 billion, of which 95% was invested in fixed-income securities at each period. We calculate duration of our fixed-income securities, expressed in years, in order to estimate interest-rate sensitivity of these securities. At March 31, 2015, a 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $129.4 million, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $138.3 million. At March 31, 2015, the average duration of the fixed-income portfolio was 3.8 years compared to 3.5 years at December 31, 2014, reflecting an increase in the percentage of corporate bonds and notes as well as a decrease in the percentage of short-term securities in the portfolio.
Foreign Exchange Rate Risk
As of March 31, 2015 and December 31, 2014, we did not hold any foreign currency denominated securities in our investment portfolio. Exchange gains and losses on foreign currency transactions from our foreign operations have not been material due to the limited amount of business performed in those locations. Currency risk is further limited because, in general, both the revenues and expenses of our foreign operations are denominated in the same functional currency, based on the country in which the operations occur.
Equity Market Price
At March 31, 2015, the market value and cost of the equity securities in our investment portfolio were $215.6 million and $143.9 million, respectively. Included in the market value and cost of our equity securities at March 31, 2015 is $72.3 million and $67.0 million, respectively, of securities classified as trading securities. At December 31, 2014, the market value and cost of the equity securities in our investment portfolio were $215.6 million and $143.9 million, respectively. Included in the market value and cost of our equity securities at December 31, 2014 is $72.3 million and $67 million, respectively, of securities classified as trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $21.6 million as of March 31, 2015.
Our results of operations include compensation expenses associated with cash-settled equity-based long-term incentive awards, primarily all of which were issued in 2011 and 2012 in the form of performance-based restricted stock unit awards that vest at the end of three-year performance periods. The awards granted in 2011 vested and were paid to grantees in June 2014. The compensation expense related to all of these awards is based on the estimated fair value of the liability, and is impacted by changes in our stock price and, to a lesser extent, other factors. The related liability is adjusted quarterly based on changes in our current stock price during the period and other factors that we utilize to estimate the ultimate payout of each award. For the three months ended March 31, 2015 and 2014, changes in the estimated fair value of the liability for these equity-based long-term incentive awards were $0.3 million and $7.8 million, respectively, primarily due to changes in our stock price, which increased by $0.07 and $0.91, respectively, during the three-month periods ended March 31, 2015 and March 31, 2014. The remaining variable cash-settled equity based long-term incentive awards will vest in June 2015.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2015, pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
We are routinely involved in a number of legal actions and proceedings, the outcomes of which are uncertain. The legal proceedings could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. In accordance with applicable accounting standards and guidance, we establish accruals for a legal proceeding only when we determine both that it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. We accrue the amount that represents our best estimate of the probable loss; however, if we can only determine a range of estimated losses, we accrue an amount within the range that, in our judgment, reflects the most likely outcome, and if none of the estimates within the range is more likely, we accrue the minimum amount of the range.
In the course of our regular review of pending legal matters, we determine whether it is reasonably possible that a potential loss relating to a legal proceeding may have a material impact on our liquidity, results of operations or financial condition. If we determine such a loss is reasonably possible, we disclose information relating to such potential loss, including an estimate or range of loss or a statement that such an estimate cannot be made. On a quarterly and annual basis, we review relevant information with respect to legal loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or range of losses based on such reviews. We are often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by the court on motions or appeals, analysis by experts, and the progress of settlement negotiations. In addition, we generally make no disclosures for loss contingencies that are determined to be remote. For matters for which we disclose an estimated loss, the disclosed estimate reflects the reasonably possible loss or range of loss in excess of the amount accrued, if any.
Loss estimates are inherently subjective, based on currently available information, and are subject to management’s judgment and various assumptions. Due to the inherently subjective nature of these estimates and the uncertainty and unpredictability surrounding the outcome of legal proceedings, actual results may differ materially from any amounts that have been accrued.
As previously disclosed, we have been named as a defendant in a number of putative class action lawsuits alleging, among other things, that our captive reinsurance agreements violate RESPA. Each of the cases set forth below were putative class actions that asserted violations of RESPA in which Radian Guaranty had been named as a defendant and had insured at least one loan of one of the plaintiffs.

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

•	On April 5, 2012, a putative class action under RESPA titled Manners, et al. v. Fifth Third Bank, et al was filed in the U.S. District Court for the Western District of Pennsylvania.
On March 25, 2015, Radian Guaranty and the plaintiffs in the putative class action lawsuits above entered into a settlement agreement, pursuant to which the plaintiffs agreed to voluntarily dismiss their claims with prejudice and to fully release Radian Guaranty from any future claims related to the claims in these lawsuits.
As previously disclosed, we are contesting adjustments resulting from the examination by the IRS of our 2000 through 2007 consolidated federal income tax returns. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests and proposed adjustments denying the associated tax benefits of these items. We appealed these proposed adjustments to Appeals and made “qualified deposits” with the U.S. Treasury of approximately $85 million in June 2008 relating to the 2000 through 2004 tax years and approximately $4 million in May 2010 relating to the 2005 through 2007 tax years in order to avoid the accrual of above-market-rate interest with respect to the proposed adjustments.

We made several attempts to reach a compromised settlement with Appeals, but in January 2013, we were notified that Appeals had rejected our latest settlement offer and planned to issue formal Notices of Deficiency related to certain losses and deductions resulting from our investment in a portfolio of REMIC residual interests. On September 4, 2014, we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties of approximately $157 million. The Deficiency Amount has not been reduced to reflect our NOL carryback ability. As of March 31, 2015, there also would be interest of approximately $118 million related to these matters. Depending on the outcome, additional state income taxes, penalties and interest (estimated in the aggregate to be approximately $30 million as of March 31, 2015) also may become due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of approximately $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim.
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
Radian Asset Assurance, our former financial guaranty subsidiary, received a series of claims (€13.5 million, or $16.4 million, as of December 31, 2014) from one of its trade credit and surety ceding companies related to surety bonds for Spanish housing cooperative developments. This legal matter was part of our discontinued operations as of December 31, 2014 and March 31, 2015, and was transferred to Assured as part of the sale of Radian Asset Assurance on April 1, 2015, pursuant to the Radian Asset Assurance Stock Purchase Agreement. As a result, we no longer have any risk of loss associated with this matter.

Item 1A. Risk Factors.
There have been no material changes to our risk factors as previously disclosed in our 2014 Form 10-K, except as set forth below.
Radian Guaranty may fail to maintain its eligibility status with the GSEs.
In order to be eligible to insure loans purchased by the GSEs, mortgage insurers must meet the GSEs’ eligibility requirements. If Radian Guaranty is unable to satisfy one or more of these requirements, Freddie Mac and/or Fannie Mae could restrict Radian Guaranty from conducting certain types of business with them or take actions that may include not purchasing loans insured by Radian Guaranty.
The GSEs recently revised their eligibility requirements for private mortgage insurers. On April 17, 2015, the FHFA issued the final PMIERs setting forth the revised requirements for private mortgage insurers, including Radian Guaranty, to remain eligible insurers of loans purchased by the GSEs. When they become effective for existing approved mortgage insurers on December 31, 2015, the PMIERs Financial Requirements will replace the existing capital adequacy standards under the current eligibility guidelines.
The PMIERs Financial Requirements require a mortgage insurer’s Available Assets to meet or exceed its Minimum Required Assets. Under the final PMIERs, Radian Guaranty’s Available Assets and Minimum Required Assets are determined on an aggregate basis, taking into account the assets and insured risk of Radian Guaranty and its affiliated reinsurers. Therefore, developments that impact the assets and insured risk of Radian Guaranty and its affiliated reinsurers individually (such as capital contributions from Radian Group) also will impact the aggregate Available Assets and Minimum Required Assets, and importantly, Radian Guaranty’s compliance with the PMIERs Financial Requirements. As a result, references to Radian Guaranty’s Available Assets and Minimum Required Assets take into consideration both Radian Guaranty and its affiliated reinsurers.
Radian Group currently maintains approximately $700 million of available liquidity. Based on our March 31, 2015 estimates of Radian Guaranty’s Available Assets and Minimum Required Assets, after giving effect to the proceeds Radian Guaranty received from the sale of Radian Asset Assurance, a contribution of approximately $330 million from our existing holding company liquidity would be required to allow Radian Guaranty to comply with the PMIERs Financial Requirements. This estimated contribution assumes that we:

•	convert approximately $130 million of existing liquid assets into PMIERs-compliant Available Assets; and

•	receive GSE approval for the amendments to our existing quota-share reinsurance arrangements and receive the full PMIERs benefit of approximately $145 million for these arrangements.
It is possible that we have not estimated accurately Radian Guaranty’s Minimum Required Assets and Available Assets under the PMIERs Financial Requirements, which serve as a basis for our projections regarding the amount of holding company liquidity that we may need to contribute to allow Radian Guaranty to comply with the PMIERs Financial Requirements. Radian Guaranty’s Minimum Required Assets and/or Available Assets (and consequently, the amount of holding company capital required to comply with the final PMIERs) may be impacted by, among other things: (1) our ability to receive GSE approval for the full PMIERs benefit of our existing reinsurance arrangements; (2) whether we elect to convert certain liquid assets into PMIERs-compliant Available Assets; (3) factors affecting the performance of our mortgage insurance business, including our level of defaults, prepayments, the losses we incur on new or existing defaults and the credit characteristics of our mortgage insurance; and (4) how much capital we expect to maintain at our mortgage insurance subsidiaries in excess of the amount required to satisfy the PMIERs Financial Requirements.
Contributions of holding company cash and investments from Radian Group to Radian Guaranty and its affiliated reinsurers will leave less liquidity to satisfy Radian Group’s future obligations. Depending on the amount of holding company contributions that we make, we may be required (or may decide to seek) additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.
Absent a change in our mortgage insurance pricing, the more onerous financial requirements in the PMIERs for NIW compared to existing capital standards will negatively impact our returns on subsidiary capital. Any potential change in our mortgage insurance pricing likely will depend on competition and our evaluation of projected risk-adjusted returns on the business we write, among other factors. An increase in pricing may not be feasible for a number of reasons, including competition from other private mortgage insurers, the FHA or other credit enhancement products.

The PMIERs Financial Requirements include more onerous financial requirements for loans with a higher likelihood of default and/or certain credit characteristics, such as higher LTVs and lower FICO scores. Further, while not addressed in the final PMIERs, the GSEs have stated that they are reviewing the financial requirements for lender-paid mortgage insurance and could increase the financial requirements for these products. Therefore, if our mix of business includes a higher percentage of loans that are subject to these increased financial requirements, it would increase the Minimum Required Assets and/or the amount of Available Assets that Radian Guaranty is required to hold. As a result, depending on the circumstances, we may choose to limit the type of business we are willing to write based on the increased financial requirements associated with certain loans. This could reduce the amount of NIW we write, which could reduce our revenues.
The PMIERs provide that the factors that are applied to calculate and determine a mortgage insurer’s Minimum Required Assets will be updated every two years or more frequently, as determined by the GSEs, to reflect changes in macroeconomic conditions or loan performance. As a result, there is some ongoing uncertainty regarding the amount of capital that Radian Guaranty may require in the future in order to remain compliant with the PMIERs Financial Requirements.
The PMIERs contain requirements related to the operations of our mortgage insurance business, including extensive and more stringent operational requirements in areas such as claim processing, loss mitigation, document retention, underwriting, quality control, reporting and monitoring, among others. These increased operational requirements may require changes to our business practices that may result in substantial additional costs in order to achieve and maintain compliance with the PMIERs.
In September 2014, Fannie Mae notified us (and other private mortgage insurers operating under remediation plans under existing eligibility requirements) that until the effective date of the final PMIERs, Radian Guaranty must obtain Fannie Mae’s prior written approval before taking certain actions such as paying dividends, entering into various inter-company agreements and commuting or reinsuring risk, among others. These restrictions are incorporated into the final PMIERs such that Radian Guaranty will be required to obtain the consent of both GSEs before taking certain actions, which could prohibit or delay Radian Guaranty from taking certain actions that would be advantageous to Radian Guaranty or its affiliates, including Radian Group.
Although we expect to retain Radian Guaranty’s eligibility status with the GSEs and to comply with the PMIERs once effective, we cannot provide assurance that this will occur. Loss of Radian Guaranty’s eligibility status with the GSEs would likely have an immediate and material adverse impact on the franchise value of our mortgage insurance business and our future prospects, as well as a material negative impact on our results of operations and financial condition.

Item 6. Exhibits.
The information required by this item is set forth on the Exhibit Index that follows the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

May 8, 2015	/s/ J. FRANKLIN HALL
J. Franklin Hall
Executive Vice President, Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
*12	Statement of Ratio of Earnings to Fixed Charges
*31	Rule 13a - 14(a) Certifications
**32	Section 1350 Certifications
*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity for the three months ended March 31, 2015 and 2014, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

_______________________
* Filed herewith.
** Furnished herewith.