Form 10-Q
period 2015-06-30
RADIAN GROUP INC
filed 2015-08-07
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 208,660,500 shares of common stock, $0.001 par value per share, outstanding on August 4, 2015.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The list which follows includes the definitions of various abbreviations and acronyms used throughout this report, including the Condensed Consolidated Financial Statements, the Notes to Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Term	Definition
2014 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2014
2014 Master Policy	Radian Guaranty’s Master Policy that became effective October 1, 2014
ABS	Asset-backed securities
Alt-A	Alternative-A loan where the documentation is generally limited as compared to fully documented loans (considered a non-prime loan grade)
AOCI	Accumulated other comprehensive income (loss)
Appeals	Internal Revenue Service Office of Appeals
ASR	Accelerated share repurchase
Assured	Assured Guaranty Corp., a subsidiary of Assured Guaranty Ltd.
Available Assets	As defined in the PMIERs, these assets primarily include the liquid assets of a mortgage insurer and its affiliated reinsurers, and exclude unearned premium reserves
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

Claim Curtailment	Our legal right, under certain conditions, to reduce the amount of a claim, including due to servicer negligence
Claim Denial	Our legal right, under certain conditions, to deny a claim
Claim Severity	The total claim amount paid divided by the original coverage amount
Clayton	Clayton Holdings LLC, a Delaware domiciled indirect non-insurance subsidiary of Radian Group
CMBS	Commercial mortgage-backed securities
Convertible Senior Notes due 2017	Our 3.000% convertible unsecured senior notes due November 2017 ($450 million original principal amount)
Convertible Senior Notes due 2019	Our 2.250% convertible unsecured senior notes due March 2019 ($400 million principal amount)
Cures	Loans that were in default as of the beginning of a period and are no longer in default because payments were received and the loan is no longer past due
Default to Claim Rate	Rate at which defaulted loans result in a claim
Deficiency Amount	The assessed tax liabilities, penalties and interest associated with a formal notice of deficiency letter from the IRS
DTAs	Deferred tax assets
DTLs	Deferred tax liabilities
Exchange Act	Securities and Exchange Act of 1934, as amended
Fannie Mae	Federal National Mortgage Association
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FICO	Fair Isaac Corporation
First-liens	First-lien mortgage loans
Flow Business
With respect to mortgage insurance, transactions in which mortgage insurance is provided on mortgages on an individual loan basis as they are originated. Flow Business contrasts with Structured Transactions, in which mortgage insurance is provided on a group of mortgages after they have been originated

Term	Definition
Foreclosure Stage Default	The Stage of Default indicating that the foreclosure sale has been scheduled or held
Freddie Mac	Federal Home Loan Mortgage Corporation
Freddie Mac Agreement	The Master Transaction Agreement between Radian Guaranty and Freddie Mac entered into in August 2013
GAAP	Accounting principles generally accepted in the United States of America
Green River Capital	Green River Capital LLC, a wholly-owned subsidiary of Clayton
GSEs	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
HPA	Homeowners Protection Act
IBNR	Losses incurred but not reported
IIF	Insurance in force
Implementation Date	The February 1, 2015 commencement date for activities pursuant to the BofA Settlement Agreement
Initial QSR Transaction	Initial quota share reinsurance agreement entered into with a third-party reinsurance provider in the second quarter of 2012
Insureds
Insured parties, with respect to the BofA Settlement Agreement, Countrywide Home Loans, Inc. and Bank of America, N.A., as a successor to BofA Home Loan Servicing f/k/a Countrywide Home Loans Servicing LP

IRS	Internal Revenue Service
LAE	Loss adjustment expense, which includes the cost of investigating and adjusting losses and paying claims
Legacy Portfolio	Mortgage insurance written during the poor underwriting years of 2005 through 2008, together with business written prior to 2005
Loss Mitigation Activity/Activities	Activities such as Rescissions, Claim Denials, Claim Curtailments and cancellations
LTV	Loan-to-value ratio which is calculated as the percentage of the original loan amount to the original value of the property
Master Policies	The Prior Master Policy and the 2014 Master Policy, collectively
Minimum Required Assets	A risk-based minimum required asset amount, as defined in the PMIERs, calculated based on net RIF and a variety of measures designed to evaluate credit quality
Model Act	Mortgage Guaranty Insurers Model Act
Monthly Premium Policy/Policies	Insurance policies where premiums are paid on a monthly installment basis
Moody’s	Moody’s Investors Service
Mortgage Insurance	Radian’s Mortgage Insurance business segment, which provides credit-related insurance coverage, principally through private mortgage insurance, to mortgage lending institutions
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
PMIERs
Private Mortgage Insurer Eligibility Requirements that were issued by the FHFA in proposed form for public comment on July 10, 2014 and issued in final form on April 17, 2015, as updated on June 30, 2015

PMIERs Financial Requirements	Financial requirements of the PMIERs
Prior Master Policy	Radian Guaranty’s master insurance policy in effect prior to the effective date of its 2014 Master Policy
QSR	Quota share reinsurance
QSR Transactions	The Initial QSR Transaction and Second QSR Transaction, collectively
Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Asset Assurance	Radian Asset Assurance Inc., a New York domiciled insurance subsidiary of Radian Guaranty
Radian Asset Assurance Stock Purchase Agreement
The Stock Purchase Agreement dated December 22, 2014, between Radian Guaranty and Assured Guaranty Corp., a subsidiary of Assured Guaranty Ltd. (“Assured”), to sell 100% of the issued and outstanding shares of Radian Asset Assurance, Radian’s financial guaranty insurance subsidiary, to Assured

Radian Group	Radian Group Inc., the registrant
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group
RBC States	Risk-based capital states, which are those states that currently impose a statutory or regulatory risk-based capital requirement
Red Bell	Red Bell Real Estate, LLC, a wholly-owned subsidiary of Clayton
Reinstatements	Reversals of previous rescissions, claim denials and claim curtailments
REMIC	Real Estate Mortgage Investment Conduit
REO	Real estate owned
Rescission	Our legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies if we determine that a loan did not qualify for insurance
RESPA	Real Estate Settlement Procedures Act of 1974
RGRI	Radian Guaranty Reinsurance Inc., a Pennsylvania domiciled insurance subsidiary of Enhance Financial Services Group Inc., a New York domiciled non-insurance subsidiary of Radian Group
RIF	Risk in force, which approximates the maximum loss exposure at any point in time
Risk-to-capital	Under certain state regulations, a minimum ratio of statutory capital calculated relative to the level of net risk in force
RMBS	Residential mortgage-backed securities
S&P	Standard & Poor’s Financial Services LLC
SAP	Statutory accounting practices include those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Second QSR Transaction	Second Quota share reinsurance transaction entered into with a third-party reinsurance provider in the fourth quarter of 2012
Second-liens	Second-lien mortgage loans
Senior Notes due 2017	Our 9.000% unsecured senior notes due June 2017 ($195.5 million principal amount)
Senior Notes due 2019	Our 5.500% unsecured senior notes due June 2019 ($300 million principal amount)
Senior Notes due 2020	Our 5.250% unsecured senior notes due June 2020 ($350 million principal amount)
Services	Radian’s Mortgage and Real Estate Services business segment, which provides mortgage- and real estate-related products and services to the mortgage finance market
Servicing Only Loans
With respect to the BofA Settlement Agreement, loans other than Legacy Loans that were or are serviced by the Insureds and were 90 days or more past due as of July 31, 2014, or if servicing has been transferred to a servicer other than the Insureds, 90 days or more past due as of the transfer date

Term	Definition
Single Premium Policy/Policies	Insurance policies where premiums are paid as a single payment at origination
Stage of Default	The stage a loan is in relative to the foreclosure process, based on whether or not a foreclosure sale has been scheduled or held
Statutory RBC Requirement	Risk-based capital requirement imposed by the RBC States, requiring a minimum surplus level and, in certain states, a minimum ratio of statutory capital relative to the level of risk
Structured Transactions
With respect to mortgage insurance, transactions in which mortgage insurance is provided on a group of mortgages after they have been originated. Structured Transactions contrast with Flow Business, in which mortgage insurance is provided on mortgages on an individual loan basis as they are originated

Subject Loans	Loans covered under the BofA Settlement Agreement, comprising Legacy Loans and Servicing Only Loans
The White Case	A putative class action under RESPA titled White v. PNC Financial Services Group filed in the U.S. District Court for the Eastern District of Pennsylvania
The Menichino Case	A putative class action under RESPA titled Menichino, et al. v. Citibank, N.A., et al. filed in the U.S. District Court for the Western District of Pennsylvania
The Manners Case	A putative class action under RESPA titled Manners, et al. v. Fifth Third Bank, et al. filed in the U.S. District Court for the Western District of Pennsylvania
Time in Default	The time period from the point a loan reaches default status (based on the month the default occurred) to the current reporting date
U.S.	The United States of America
U.S. Treasury	United States Department of the Treasury
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
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Exchange Act and the U.S. Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment. New risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements including:

•
changes in general economic and political conditions, including unemployment rates, changes in the U.S. housing and mortgage credit markets, declines in home prices and property values, the performance of the U.S. or global economies, the amount of liquidity in the capital or credit markets, changes or volatility in interest rates or consumer confidence and changes in credit spreads, all of which may be impacted by, among other things, legislative activity or inactivity, actual or threatened downgrades of U.S. government credit ratings, or actual or threatened defaults on U.S. government obligations;

•	changes in the way customers, investors, regulators or legislators perceive the strength of private mortgage insurers;

•	catastrophic events, increased unemployment, home price depreciation or other negative economic changes generally or in geographic regions where our mortgage insurance exposure is more concentrated;

•	Radian Guaranty’s ability to remain eligible under applicable requirements imposed by the FHFA and by the GSEs to insure loans purchased by the GSEs;

•
our ability to maintain sufficient holding company liquidity to meet our short- and long-term liquidity needs. We expect to contribute a portion of our holding company liquidity to support Radian Guaranty’s compliance with the PMIERs Financial Requirements which become effective for existing mortgage insurers on December 31, 2015. Our projections regarding the amount of holding company liquidity that we may contribute to Radian Guaranty to comply with the PMIERs Financial Requirements are based on our estimates of Radian Guaranty’s Minimum Required Assets and Available Assets, which may not prove to be accurate, and which could be impacted by: (1) our ability to receive, as currently expected, GSE approval for the amendments to our existing reinsurance arrangements and receive the full PMIERs benefit for these arrangements; (2) whether we elect to convert certain liquid assets into PMIERs-compliant Available Assets; (3) the product mix of our NIW and factors affecting the performance of our mortgage insurance business, including our level of defaults, prepayments, the losses we incur on new or existing defaults and the credit characteristics of our mortgage insurance; and (4) how much capital we expect to maintain at our mortgage insurance subsidiaries in excess of the amount required to satisfy the PMIERs Financial Requirements. Contributions of holding company cash and investments from Radian Group will leave less liquidity to satisfy Radian Group’s future obligations. Depending on the amount of holding company contributions that we make, we may be required or may decide to seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all;

•
our ability to maintain an adequate level of capital in our insurance subsidiaries to satisfy existing and future state regulatory requirements, including new capital adequacy standards that currently are being developed by the NAIC and that could be adopted by states in which we write business;

•
changes in the charters or business practices of, or rules or regulations imposed by or applicable to the GSEs, including: (1) the implementation of the final PMIERs (as updated on June 30, 2015) which will (a) increase the amount of capital that Radian Guaranty is required to hold, and therefore, reduce our current returns on subsidiary capital, (b) potentially impact the type of business that Radian Guaranty is willing to write, which could reduce our NIW and market share, (c) impose extensive and more stringent operational requirements in areas such as claim processing, loss mitigation, document retention, underwriting, quality control, reporting and monitoring, among others, that may result in additional costs to achieve and maintain compliance, and (d) require the consent of the GSEs for Radian Guaranty to take certain actions such as paying dividends, entering into various inter-company agreements, and commuting or reinsuring risk, among others; (2) changes that could limit the type of business that Radian Guaranty and other private mortgage insurers are willing to write or that could impact the process for selecting a mortgage insurance provider, which could reduce our NIW and market share; (3) changes that could increase the cost of private mortgage insurance, including as compared to the FHA pricing, or result in the emergence of other forms of credit enhancement; and (4) changes that could require us to alter our business practices and which may result in substantial additional costs;

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

•
a substantial decrease in the persistency rates of our mortgage insurance policies, which has the effect of reducing our premium income from our Monthly Premium Policies and could decrease the profitability of our mortgage insurance business;

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

•
the increased utilization of customized (reduced) rates on lender-paid, single premium mortgage insurance products and potentially other mortgage insurance products, which could further reduce our overall average premium rates and returns and, to the extent we decide to limit this type of business, could adversely impact our market share and our customer relationships;

•
changes to the current system of housing finance, including the possibility of a new system in which private mortgage insurers are not required or their products are significantly limited in effect or scope;

•	the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act on the financial services industry in general, and on our businesses in particular;

•
the adoption of new or application of existing federal or state laws and regulations, or changes in these laws and regulations or the way they are interpreted, including, without limitation: (1) the resolution of existing, or the possibility of additional, lawsuits, inquiries or investigations (including a recent inquiry from the Wisconsin Office of the Commissioner of Insurance to all private mortgage insurers pertaining to customized insurance rates and terms offered to mortgage insurance customers); (2) changes to the Model Act being considered by the NAIC that could include more stringent capital and other requirements for Radian Guaranty in states that adopt the new Model Act in the future; and (3) legislative and regulatory changes (a) impacting the demand for our products, (b) limiting or restricting the products we may offer or increasing the amount of capital we are required to hold, (c) affecting the form in which we execute credit protection, or (d) otherwise impacting our existing businesses or future prospects;

•
the amount and timing of potential payments or adjustments associated with federal or other tax examinations, including deficiencies assessed by the IRS resulting from the examination of our 2000 through 2007 tax years, which we are currently contesting;

•	the possibility that we may fail to estimate accurately the likelihood, magnitude and timing of losses in connection with establishing loss reserves for our mortgage insurance business;

•	volatility in our results of operations caused by changes in the fair value of our assets and liabilities, including a significant portion of our investment portfolio;

•	changes in GAAP or SAP, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries rules and guidance, or their interpretation;

•	legal and other limitations on amounts we may receive from our subsidiaries as dividends or through our tax- and expense-sharing arrangements with our subsidiaries; and

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

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of our 2014 Form 10-K, and in our subsequent quarterly and other reports, including Item 1A of Part II of this Quarterly Report on Form 10-Q, filed from time to time with the SEC. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we issued this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements to reflect new information or future events or for any other reason.

PART I—FINANCIAL INFORMATION

Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2015	December 31, 2014
($ in thousands, except share amounts)
ASSETS
Investments (Note 5)
Fixed-maturities available for sale—at fair value (amortized cost $1,196,446 and $528,660)	$1,178,842	$536,890
Equity securities available for sale—at fair value (cost $573 and $76,900)	881	143,368
Trading securities—at fair value	1,466,435	1,633,584
Short-term investments—at fair value	1,649,370	1,300,872
Other invested assets	13,620	14,585
Total investments	4,309,148	3,629,299
Cash	51,381	30,465
Restricted cash	12,633	14,031
Accounts and notes receivable	72,093	85,792
Deferred income taxes, net (Note 12)	651,238	700,201
Goodwill and other intangible assets, net (Note 6)	290,640	288,240
Other assets (Note 8)	349,371	357,864
Assets held for sale (Note 2)	—	1,736,444
Total assets	$5,736,504	$6,842,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$665,947	$644,504
Reserve for losses and loss adjustment expense (“LAE”) (Note 9)	1,204,792	1,560,032
Long-term debt (Note 10)	1,224,892	1,192,299
Other liabilities	278,929	326,743
Liabilities held for sale (Note 2)	—	947,008
Total liabilities	3,374,560	4,670,586
Commitments and Contingencies (Note 15)
Equity component of currently redeemable convertible senior notes (Note 10)	8,546	74,690
Stockholders’ equity
Common stock: par value $.001 per share; 485,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; 226,147,213 and 208,601,020 shares issued at June 30, 2015 and December 31, 2014, respectively; 208,586,516 and 191,053,530 shares outstanding at June 30, 2015 and December 31, 2014, respectively	226	209
Treasury stock, at cost: 17,560,597 and 17,547,490 shares at June 30, 2015 and December 31, 2014, respectively	(893,176)	(892,961)
Additional paid-in capital	2,709,721	2,531,513
Retained earnings	548,161	406,814
Accumulated other comprehensive (loss) income (“AOCI”) (Note 11)	(11,534)	51,485
Total stockholders’ equity	2,353,398	2,097,060
Total liabilities and stockholders’ equity	$5,736,504	$6,842,336

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share amounts)	2015	2014	2015	2014
Revenues:
Net premiums earned—insurance	$237,437	$203,646	$462,032	$402,408
Services revenue	43,503	—	74,133	—
Net investment income	19,285	16,663	36,613	31,981
Net gains on investments and other financial instruments	28,448	25,332	45,227	68,300
Other income	1,743	1,739	3,074	2,865
Total revenues	330,416	247,380	621,079	505,554
Expenses:
Provision for losses	32,560	64,648	77,588	114,274
Policy acquisition costs	6,963	6,746	14,713	13,763
Direct cost of services	23,520	—	42,773	—
Other operating expenses	67,731	60,751	121,505	115,258
Interest expense	24,501	22,348	48,886	42,275
Loss on induced conversion and debt extinguishment (Note 10)	91,876	—	91,876	—
Amortization and impairment of intangible assets	3,281	—	6,304	—
Total expenses	250,432	154,493	403,645	285,570
Pretax income from continuing operations	79,984	92,887	217,434	219,984
Income tax provision (benefit)	34,791	(10,650)	80,514	(29,533)
Net income from continuing operations	45,193	103,537	136,920	249,517
Income from discontinued operations, net of tax	4,855	71,296	5,385	128,075
Net income	$50,048	$174,833	$142,305	$377,592

Net income per share:
Basic:
Net income from continuing operations	$0.23	$0.57	$0.71	$1.40
Income from discontinued operations	0.03	0.39	0.03	0.72
Net income	$0.26	$0.96	$0.74	$2.12

Diluted:
Net income from continuing operations	$0.20	$0.47	$0.59	$1.15
Income from discontinued operations	0.02	0.31	0.02	0.56
Net income	$0.22	$0.78	$0.61	$1.71

Weighted-average number of common shares outstanding—basic	193,112	182,583	192,245	177,903
Weighted-average number of common and common equivalent shares outstanding—diluted	246,650	230,779	244,981	226,767
Dividends per share	$0.0025	$0.0025	$0.0050	$0.0050

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net income	$50,048	$174,833	$142,305	$377,592
Other comprehensive (loss) income, net of tax (Note 11):
Net foreign currency translation adjustments	158	—	32	—
Unrealized (losses) gains on investments:
Unrealized holding (losses) gains arising during the period	(21,620)	8,633	(15,166)	11,302
Less: Reclassification adjustment for net gains (losses) included in net income	44,664	(393)	44,631	(389)
Net unrealized (losses) gains on investments	(66,284)	9,026	(59,797)	11,691
Activity related to investments recorded as assets held for sale	(5,082)	647	(3,254)	1,943
Other comprehensive (loss) income, net of tax	(71,208)	9,673	(63,019)	13,634
Comprehensive (loss) income	$(21,160)	$184,506	$79,286	$391,226

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained (Deficit) Earnings	AOCI	Total
BALANCE, JANUARY 1, 2014	$191	$(892,807)	$2,347,104	$(552,226)	$37,383	$939,645
Net income	—	—	—	377,592	—	377,592
Net unrealized gain on investments, net of tax	—	—	—	—	13,634	13,634
Repurchases of common stock under incentive plans	—	(154)	—	—	—	(154)
Issuance of common stock - stock offering	18	—	247,370	—	—	247,388
Issuance of common stock under benefit plans	—	—	487	—	—	487
Issuance of common stock under incentive plans	—	—	175	—	—	175
Stock-based compensation expense, net	—	—	6,390	—	—	6,390
Dividends declared	—	—	(910)	—	—	(910)
BALANCE, JUNE 30, 2014	$209	$(892,961)	$2,600,616	$(174,634)	$51,017	$1,584,247

BALANCE, JANUARY 1, 2015	$209	$(892,961)	$2,531,513	$406,814	$51,485	$2,097,060
Net income	—	—	—	142,305	—	142,305
Net foreign currency translation adjustment, net of tax	—	—	—	—	32	32
Net unrealized loss on investments, net of tax	—	—	—	—	(63,051)	(63,051)
Repurchases of common stock under incentive plans	—	(215)	—	—	—	(215)
Issuance of common stock under benefit plans	—	—	482	—	—	482
Issuance of common stock under incentive plans	1	—	1,112	—	—	1,113
Stock-based compensation expense, net	—	—	6,494	—	—	6,494
Impact of extinguishment of Convertible Senior Notes due 2017 (Note 10)	28	—	349,033	—	—	349,061
Shares repurchased under ASR (Note 16)	(9)	—	(201,991)	—	—	(202,000)
Termination of capped calls (Note 10)	(3)	—	11,976	—	—	11,973
Change in equity component of currently redeemable convertible senior notes	—	—	11,102	—	—	11,102
Dividends declared	—	—	—	(958)	—	(958)
BALANCE, JUNE 30, 2015	$226	$(893,176)	$2,709,721	$548,161	$(11,534)	$2,353,398

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net cash used in operating activities, continuing operations	$(66,804)	$(236,753)
Net cash used in operating activities, discontinued operations	(1,759)	(23,107)
Net cash used in operating activities	(68,563)	(259,860)
Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	57,309	9,802
Proceeds from sales of equity securities available for sale	145,550	—
Proceeds from sales and redemptions of trading securities	134,427	432,248
Proceeds from redemptions of fixed-maturity investments available for sale	25,179	100
Proceeds from redemptions of fixed-maturity investments held to maturity	—	300
Purchases of fixed-maturity investments available for sale	(725,640)	(165,256)
Purchases of equity securities available for sale	(500)	—
Purchases and redemptions of short-term investments, net	(348,702)	(197,299)
Sales of other assets, net	965	6,750
Proceeds from the sale of investment in affiliate, net of cash transferred	784,866	—
Purchases of property and equipment, net	(10,654)	(8,041)
Acquisitions, net of cash acquired	(6,449)	(295,977)
Net cash provided by (used in) investing activities, continuing operations	56,351	(217,373)
Net cash provided by investing activities, discontinued operations	4,999	14,740
Net cash provided by (used in) investing activities	61,350	(202,633)
Cash flows from financing activities:
Dividends paid	(958)	(910)
Issuance of long-term debt, net	344,260	294,402
Purchases and redemptions of long-term debt	(128,303)	(57,223)
Proceeds from termination of capped calls	11,973	—
Issuance of common stock	—	247,388
Purchase of shares under ASR	(202,000)	—
Excess tax benefits from stock-based awards	2,679	106
Net cash provided by financing activities, continuing operations	27,651	483,763
Net cash provided by (used in) financing activities, discontinued operations	—	—
Net cash provided by financing activities	27,651	483,763
Effect of exchange rate changes on cash	57	(13)
Increase in cash	20,495	21,257
Cash, beginning of period	30,465	22,880
Less: Change in cash of business held for sale	(421)	1,758
Cash, end of period	$51,381	$42,379

Supplemental disclosures of cash flow information:
Income taxes paid	$3,786	$5,333
Interest paid	$29,547	$21,558
See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Condensed Consolidated Financial Statements—Significant Accounting Policies and Business Overview
Significant Accounting Policies
Basis of Presentation
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
The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for the fair statement of the financial position, results of operations, comprehensive income and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2014 Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. Certain prior period amounts have been reclassified to conform to current period presentation, including the adoption of an update to the accounting standard for the presentation of debt issuance costs in financial statements, as further described below in Recent Accounting Pronouncements.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of our contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. While the amounts included in our condensed consolidated financial statements include our best estimates and assumptions, actual results may vary materially.
Other Significant Accounting Policies
During the second quarter of 2015, Radian Group completed a series of transactions for the purpose of strengthening its capital position, including to reduce its overall cost of capital and improve the maturity profile of its debt. See Recent Developments—Debt and Equity Transactions in this Note 1 for more information.
June 2015 Purchases of Convertible Debt Prior to Maturity. We accounted for the June 2015 purchases of a portion of our outstanding convertible debt in exchange for cash and shares of Radian Group common stock as an induced conversion of convertible debt in accordance with the accounting standard regarding derecognition of debt with conversion and other options, and the accounting standard regarding debt modifications and extinguishments. The accounting standards require the recognition through earnings of an inducement charge equal to the fair value of the consideration delivered in excess of the consideration issuable under the original conversion terms. The remaining consideration delivered and transaction costs incurred are required to be allocated between the extinguishment of the liability component and the reacquisition of the equity component. Therefore, we recognized as a loss on induced conversion and debt extinguishment the sum of: (i) the inducement charge; (ii) the difference between the fair value and the carrying value of the liability component of the purchased debt; (iii) transaction costs allocated to the debt component; and (iv) unamortized debt issuance costs related to the purchased debt.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Accelerated Share Repurchase. Our ASR program consists of the combination of the purchase of Radian Group common stock from an investment bank and a forward contract with that investment bank indexed to Radian Group common stock. We account for the ASR program in accordance with the provisions of the accounting standards regarding derivatives and hedging for contracts indexed to an entity’s own stock, and the accounting standard regarding equity. The up-front payment to the investment bank as part of the ASR program is accounted for as a reduction to stockholders’ equity in our consolidated balance sheets in the period the payment was made. The shares of Radian Group common stock received were retired, resulting in a decrease in shares issued and outstanding and a corresponding increase in unissued shares in the periods delivered. We reflect the ASR program as a repurchase of common stock in the periods delivered for purposes of calculating earnings per share and as forward contracts indexed to the company’s own common stock. The ASR program met all of the applicable criteria for equity classification, and therefore, was not accounted for as a derivative instrument.
See Note 2 in our 2014 Form 10-K for information regarding other significant accounting policies.
Recent Accounting Pronouncements
In May 2014, the FASB issued an update to the accounting standard regarding revenue recognition. This update is intended to provide a consistent approach in recognizing revenue. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. While this update is not expected to change revenue recognition principles related to our insurance products, this update may be applicable to revenues from our Services segment, which has been included in our condensed consolidated statements of operations beginning with the third quarter of 2014. In July 2015, the FASB delayed the effective date for this updated standard to interim and annual periods beginning after December 15, 2017. We are currently evaluating the impact to our financial statements and future disclosures as a result of this update, if any.
In April 2015, the FASB issued an update to the accounting standard for the presentation of debt issuance costs in financial statements. The new standard requires an entity to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability, consistent with debt discounts, rather than as a separate asset as currently required. The recognition and measurement guidance for debt issuance costs are not affected by the update. The provisions of this update are effective for interim and annual periods beginning after December 15, 2015, and must be applied on a retrospective basis for all periods presented. We early adopted this update effective June 30, 2015, as permitted for financial statements that have not been previously issued. The implementation of this update resulted in a reclassification of approximately $17.6 million of remaining debt issuance costs on our December 31, 2014 consolidated balance sheet, from other assets, to be presented as a reduction of the related debt liability. This update has also been applied retrospectively to prior periods presented. See Note 10 for additional information on the impact of the reclassification.
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
In May 2015, the FASB issued an update to the accounting standard for the accounting of short-duration insurance contracts by insurance entities. The amendments in this update require insurance entities to disclose certain information about the liability for unpaid claims and claim adjustment expenses. The additional information required is focused on improvements in disclosures regarding insurance liabilities, including the timing, nature and uncertainty of future cash flows related to insurance liabilities and the effect of those cash flows on the statement of comprehensive income. The disclosures required by this update are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016; early adoption is permitted. We are currently evaluating the impact to our financial statements and future disclosures as a result of this update.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Business Overview
We provide mortgage and real estate products and services and have two reportable business segments—Mortgage Insurance and Services. On April 1, 2015, Radian Guaranty completed the previously disclosed sale to Assured of 100% of the issued and outstanding shares of Radian Asset Assurance, a financial guaranty insurer, pursuant to the Radian Asset Assurance Stock Purchase Agreement dated as of December 22, 2014. As a result, until the April 1, 2015 sale date, the operating results of Radian Asset Assurance are classified as discontinued operations for all periods presented in our condensed consolidated statements of operations. Prior periods have been revised to conform to the current period presentation for these changes. See Note 2 for additional information related to discontinued operations.
Mortgage Insurance
Our Mortgage Insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, to mortgage lending institutions. We provide our mortgage insurance products mainly through our wholly-owned subsidiary, Radian Guaranty. Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who generally make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these low-downpayment mortgage loans in the secondary mortgage market, most of which are sold to the GSEs. Our Mortgage Insurance segment currently offers primary mortgage insurance coverage on residential First-liens, and at June 30, 2015, primary insurance on First-liens comprised approximately 97.4% of our $44.8 billion total direct RIF. At June 30, 2015, pool insurance, which we previously offered, represented approximately 2.5% of our total direct RIF.
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
On April 17, 2015, the FHFA issued the final PMIERs, setting forth revised requirements for private mortgage insurers, including Radian Guaranty, to remain eligible insurers of loans purchased by the GSEs. On June 30, 2015, the GSEs updated the PMIERs Financial Requirements to increase the amount of Available Assets that must be held by a private mortgage insurer for loans originated on or after January 1, 2016 that are insured under lender-paid mortgage insurance policies not subject to automatic termination under the HPA. Once the PMIERs become effective for existing eligible mortgage insurers on December 31, 2015, the PMIERs Financial Requirements will replace the capital adequacy standards under the current GSE eligibility requirements.
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
Based on our current estimates of Radian Guaranty’s Available Assets and Minimum Required Assets as of June 30, 2015, we expect that Radian Guaranty will have the ability to immediately comply with the PMIERs Financial Requirements through one or more future contributions of a portion of our holding company liquidity to Radian Guaranty and its affiliated reinsurers.
The implementation of the final PMIERs (as updated on June 30, 2015) will: (1) increase the amount of capital that Radian Guaranty is required to hold, and therefore, reduce our current returns on subsidiary capital; (2) potentially impact the type of business that Radian Guaranty is willing to write; (3) impose extensive and more stringent operational requirements in areas such as claim processing, loss mitigation, document retention, underwriting, quality control, reporting and monitoring, among others, that may result in additional costs to achieve and maintain compliance; and (4) require the consent of the GSEs for Radian Guaranty to take certain actions such as paying dividends, entering into various intercompany agreements, and commuting or reinsuring risk, among others.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The NAIC is in the process of reviewing the minimum capital and surplus requirements for mortgage insurers and is considering changes to the Model Act. While the outcome of this process is not known, it is possible that among other changes, the NAIC will recommend and adopt more stringent capital requirements than currently exist under the Model Act, which could increase the capital requirements for Radian Guaranty in states that adopt the new Model Act.
Services
Our Services segment provides outsourced services, information-based analytics and specialty consulting for buyers and sellers of, and investors in, mortgage loans and other real estate-related loans and securities as well as other forms of collateral. The primary services of our Services segment include: (1) loan review/due diligence; (2) surveillance; (3) valuation and component services; (4) REO management; and (5) EuroRisk mortgage services in the United Kingdom and Europe. These services and solutions are provided primarily through Clayton and its subsidiaries, including Green River Capital and Red Bell.
During the first quarter of 2015, Clayton further expanded its service offerings by acquiring Red Bell, a real estate brokerage company that provides products and services that include automated valuation models; broker price opinions used by investors, lenders and loan servicers; and advanced technology solutions for: (1) monitoring loan portfolio performance; (2) tracking non-performing loans; (3) managing REO assets; and (4) valuing and selling residential real estate through a secure platform. Red Bell is part of the Services segment. See Note 6 for additional information.
Recent Developments
Debt and Equity Transactions
During the second quarter of 2015, Radian Group successfully completed a series of transactions for the purpose of strengthening its capital position, including to reduce its overall cost of capital and improve the maturity profile of its debt. This series of transactions had four components:

•	the issuance of $350 million aggregate principal amount of Senior Notes due 2020;

•	the purchases of approximately $389.1 million aggregate principal amount of Convertible Senior Notes due 2017;

•	the termination of a corresponding portion of the capped call transactions related to the purchased Convertible Senior Notes due 2017; and

•	the entry into an ASR program to repurchase an aggregate of $202 million of Radian Group common stock.
The purchases of the Convertible Senior Notes due 2017 resulted in a pretax charge of approximately $91.9 million in the second quarter of 2015, recorded as loss on induced conversion and debt extinguishment.
See Notes 10 and 16 for additional information.
BofA Settlement Agreement
Implementation of the BofA Settlement Agreement commenced on February 1, 2015 for Subject Loans held in portfolio by the Insureds or purchased by the GSEs as of that date. Approximately 12% of the Subject Loans are neither held in portfolio by the Insureds nor owned by the GSEs, and require the consent of certain other investors for these loans to be included in the BofA Settlement Agreement, except with respect to certain limited rights of cancellation. The deadline for such consent has been extended to August 15, 2015. See Note 10 of Notes to Consolidated Financial Statements in our 2014 Form 10-K for additional information about the BofA Settlement Agreement.

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Based upon the applicable terms of the Radian Asset Assurance Stock Purchase Agreement, we determined that Radian Asset Assurance met the criteria for held for sale and discontinued operations accounting at December 31, 2014. As a result, we recognized a pretax impairment charge of approximately $468 million for the year ended December 31, 2014 and an additional charge of $14.3 million for the six months ended June 30, 2015. The operating results of Radian Asset Assurance are classified as discontinued operations for all periods presented in our condensed consolidated statements of operations. We recorded net income from discontinued operations of $5.4 million related to this sale in the first six months of 2015, consisting primarily of the recognition of investment gains previously deferred and recorded in accumulated other comprehensive income and recognized as a result of the completion of the sale of Radian Asset Assurance to Assured on April 1, 2015, and adjustments to estimated transaction costs and taxes. No general corporate overhead or interest expense was allocated to discontinued operations.
In the tables below we have summarized the major components of the net income from discontinued operations, as well as the assets and liabilities held for sale.
The income from discontinued operations, net of tax, consisted of the following components for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net premiums earned	$—	$10,468	$1,007	$17,371
Net investment income	—	9,074	9,153	17,985
Net gains on investments and other financial instruments	7,818	19,978	21,486	42,159
Change in fair value of derivative instruments	—	57,477	2,625	107,563
Other income	—	78	—	79
Total revenues	7,818	97,075	34,271	185,157

Provision for losses	—	5,078	502	10,727
Policy acquisition costs	—	1,675	(191)	3,272
Other operating expense	—	4,800	4,107	10,202
Total expenses	—	11,553	4,418	24,201

Equity in net loss of affiliates	—	—	(13)	(13)
Income from operations of businesses held for sale	7,818	85,522	29,840	160,943
Loss on sale	(350)	—	(14,280)	—
Income tax provision	2,613	14,226	10,175	32,868
Income from discontinued operations, net of tax	$4,855	$71,296	$5,385	$128,075

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The assets and liabilities associated with the discontinued operations have been segregated in the condensed consolidated balance sheets for periods prior to the sale. The following table summarizes the major components of Radian Asset Assurance’s assets and liabilities held for sale on the condensed consolidated balance sheets as of the date indicated:

(In thousands)	December 31, 2014
Fixed-maturity investments	$224,552
Equity securities	3,749
Trading securities	689,887
Short-term investments	435,413
Other invested assets	108,206
Other assets	274,637
Total assets held for sale	$1,736,444

Unearned premiums	$158,921
Reserve for losses and LAE	31,558
VIE debt	85,016
Derivative liabilities	183,370
Other liabilities	488,143
Total liabilities held for sale	$947,008

3. Segment Reporting
We currently have two strategic business units that we manage separately—Mortgage Insurance and, effective with the June 30, 2014 acquisition of Clayton, our Services segment. Adjusted pretax operating income for each segment represents segment results on a standalone basis; therefore, inter-segment eliminations and reclassifications required for consolidated GAAP presentation have not been reflected. The operating results of Radian Asset Assurance are classified as discontinued operations for all periods presented in our condensed consolidated statements of operations. Previously, Radian Asset Assurance had represented substantially all of the financial guaranty segment; therefore, we no longer report a financial guaranty business segment. Certain corporate income and expenses that were previously allocated to the financial guaranty segment but were not reclassified to discontinued operations, such as corporate investment income, interest expense and corporate overhead expenses, have been reallocated to the Mortgage Insurance segment. Prior periods have been revised to conform to the current period presentation for these changes. See Note 2 for additional information related to discontinued operations.
We allocate to our Mortgage Insurance segment: (i) corporate expenses based on an allocated percentage of time spent on the Mortgage Insurance segment; (ii) all corporate cash and investments; (iii) all interest expense except for interest expense related to the Senior Notes due 2019 that were issued to purchase Clayton; and (iv) for periods prior to the April 1, 2015 sale of Radian Asset Assurance, corporate income and expenses that were previously allocated to our financial guaranty segment and were not allocated to discontinued operations.
We allocate to our Services segment: (i) corporate expenses based on an allocated percentage of time spent on the Services segment; and (ii) as noted above, all interest expense related to the Senior Notes due 2019. No corporate cash or investments are allocated to the Services segment. We have included Clayton’s results of operations from the June 30, 2014 date of acquisition. Inter-segment activities are recorded at market rates for segment reporting and eliminated in consolidation.
Effective with the fourth quarter of 2014, our Services segment undertook the management responsibilities of certain additional loan servicer surveillance functions that were previously considered part of our Mortgage Insurance segment. As a result, these services and activities are now reported in our Services segment for all periods presented.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Adjusted Pretax Operating Income (Loss)
Our senior management, including our Chief Executive Officer (our chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of Radian’s business segments and to allocate resources to the segments. Adjusted pretax operating income (loss) is defined as pretax income (loss) from continuing operations excluding the effects of: net gains (losses) on investments and other financial instruments; loss on induced conversion and debt extinguishment; acquisition-related expenses; amortization and impairment of intangible assets; and net impairment losses recognized in earnings.
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

(2)
Loss on induced conversion and debt extinguishment. Gains or losses on early extinguishment of debt or losses incurred to purchase our convertible debt prior to maturity are discretionary activities that are undertaken in order to take advantage of market opportunities to strengthen our financial and capital positions; therefore, these activities are not viewed as part of our operating performance. Such transactions do not reflect expected future operations and do not provide meaningful insight regarding our current or past operating trends. Therefore, these items are excluded from our calculation of adjusted pretax operating income (loss).

(3)
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

(4)
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Summarized operating results for our segments as of and for the periods indicated, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Mortgage Insurance
Net premiums written—insurance	$251,082	$221,947	$492,990	$434,900
Increase in unearned premiums	(13,645)	(18,301)	(30,958)	(32,492)
Net premiums earned—insurance	237,437	203,646	462,032	402,408
Net investment income (1)	19,285	16,663	36,613	31,981
Other income (1)	1,743	1,620	3,074	2,616
Total	258,465	221,929	501,719	437,005

Provision for losses	31,637	64,648	77,488	114,274
Change in expected economic loss or recovery for consolidated VIEs	—	180	—	319
Policy acquisition costs	6,963	6,746	14,713	13,763
Other operating expenses before corporate allocations	41,853	36,356	75,903	74,120
Total (2)	80,453	107,930	168,104	202,476
Adjusted pretax operating income before corporate allocations	178,012	113,999	333,615	234,529
Allocation of corporate operating expenses (1)	12,516	17,021	22,274	32,905
Allocation of interest expense (1)	20,070	22,348	40,023	42,275
Adjusted pretax operating income	$145,426	$74,630	$271,318	$159,349
____________

(1)
For periods prior to the April 1, 2015 sale of Radian Asset Assurance, includes certain corporate income and expenses that have been reallocated to the Mortgage Insurance segment that were previously allocated to the former financial guaranty segment, but were not reclassified to discontinued operations, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net investment income	$—	$1,392	$882	$2,689
Other income	—	113	26	182
Allocation of corporate operating expenses	—	4,412	2,074	8,561
Allocation of interest expense	—	15,943	9,918	30,498

(2)	Includes inter-segment expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Inter-segment expenses	$1,092	$—	$1,994	$—

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Services
Services revenue	$44,595	$—	$76,127	$—
Other income	—	119	—	249
Total (1)	44,595	119	76,127	249

Direct cost of services	25,501	—	44,754	—
Other operating expenses before corporate allocations	11,522	642	20,379	1,501
Total	37,023	642	65,133	1,501
Adjusted pretax operating income (loss) before corporate allocations	7,572	(523)	10,994	(1,252)
Allocation of corporate operating expenses	1,307	—	2,288	—
Allocation of interest expense	4,431	—	8,863	—
Adjusted pretax operating income (loss)	$1,834	$(523)	$(157)	$(1,252)
____________

(1)	Includes inter-segment revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Inter-segment revenues	$1,092	$—	$1,994	$—

Selected balance sheet information for our segments as of the periods indicated, is as follows:

	At June 30, 2015
(In thousands)	Mortgage Insurance	Services	Total
Total assets	$5,384,224	$352,280	$5,736,504

	At December 31, 2014
(In thousands)	Mortgage Insurance	Services	Total
Assets held for sale (1)	$—	$—	$1,736,444
Total assets	4,769,014	336,878	6,842,336
________________

(1)	Assets held for sale are not part of the Mortgage Insurance or Services segments.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The reconciliation of adjusted pretax operating income to consolidated pretax income from continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Adjusted pretax operating income (loss):
Mortgage Insurance (1) (2)	$145,426	$74,630	$271,318	$159,349
Services (2)	1,834	(523)	(157)	(1,252)
Total adjusted pretax operating income	147,260	74,107	271,161	158,097

Net gains on investments and other financial instruments (3)	28,448	25,512	45,227	68,619
Loss on induced conversion and debt extinguishment	(91,876)	—	(91,876)	—
Acquisition-related expenses	(567)	(6,732)	(774)	(6,732)
Amortization and impairment of intangible assets	(3,281)	—	(6,304)	—
Consolidated pretax income from continuing operations	$79,984	$92,887	$217,434	$219,984
______________

(1)
For periods prior to the April 1, 2015 sale of Radian Asset Assurance, includes certain corporate income and expenses that have been reallocated to the Mortgage Insurance segment, as listed in the preceding tables. These amounts represent items that were previously allocated to the former financial guaranty segment, but were not reclassified to discontinued operations.

(2)	Includes inter-segment expenses and revenues as listed in the notes to the preceding tables.

(3)
The change in expected economic loss or recovery associated with our previously owned VIEs is included in adjusted pretax operating income above, although it represents amounts that are not included in net income. Therefore, for purposes of this reconciliation, net gains on investments and other financial instruments has been adjusted by $0.2 million and $0.3 million for the three and six months ended June 30, 2014, respectively, to reverse this item.

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

4. Fair Value of Financial Instruments
Available for sale securities, trading securities and certain other assets are recorded at fair value. All changes in the fair value of trading securities and certain other assets are included in our condensed consolidated statements of operations. All changes in the fair value of available for sale securities are recorded in AOCI. There were no significant changes to our fair value methodologies during the six months ended June 30, 2015.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The level of market activity used to determine the fair value hierarchy is based on the availability of observable inputs market participants would use to price an asset or a liability, including market value price observations. We provide a qualitative description of the valuation techniques and inputs used for Level II recurring and non-recurring fair value measurements in our audited annual financial statements as of December 31, 2014. For a complete understanding of those valuation techniques and inputs used as of June 30, 2015, these unaudited condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in our 2014 Form 10-K.
The following is a list of those assets that are measured at fair value by hierarchy level as of June 30, 2015:

(In millions)	Level I	Level II	Level III	Total
Assets at Fair Value
Investment Portfolio:
U.S. government and agency securities	$598.3	$—	$—	$598.3
State and municipal obligations	—	330.8	—	330.8
Money market instruments	828.1	—	—	828.1
Corporate bonds and notes	—	1,321.7	—	1,321.7
RMBS	—	237.3	—	237.3
CMBS	—	383.4	—	383.4
Other ABS	—	274.0	—	274.0
Foreign government and agency securities	—	36.7	—	36.7
Equity securities	21.1	46.4	0.5	68.0
Other investments (1)	—	217.2	—	217.2
Total Investments at Fair Value (2)	1,447.5	2,847.5	0.5	4,295.5
Total Assets at Fair Value	$1,447.5	$2,847.5	$0.5	$4,295.5
______________________

(1)	Comprising short-term certificates of deposit ($1.0 million) and short-term commercial paper ($216.2 million) included within Level II.

(2)	Does not include certain other invested assets ($13.6 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.
At June 30, 2015, total Level III assets of $0.5 million accounted for less than 0.1% of total assets measured at fair value. This investment was purchased during the three months ended June 30, 2015, and there were no related gains or losses recorded during the quarter. There were no Level III liabilities.

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
There were no transfers between Level I and Level II for the three and six months ended June 30, 2015 or 2014. There were also no transfers involving Level III assets or liabilities for the three and six months ended June 30, 2015. For both the three and six months ended June 30, 2014, there were $17.3 million of other ABS securities transferred from Level II to Level III as the pricing inputs were no longer considered observable. During the three months ended September 30, 2014, all of our other ABS securities were transferred from Level III to Level II, as third-party pricing became available.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets were as follows as of the dates indicated:

	June 30, 2015			December 31, 2014
(In millions)	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
Assets:
Other invested assets	$13.6	$21.0	(1)	$14.6	$20.5	(1)
Liabilities:
Long-term debt	1,224.9	1,681.0	(1)	1,192.3	1,859.3	(1)
______________________

(1)	These estimated fair values would be classified in Level II of the fair value hierarchy.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

5. Investments
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	June 30, 2015
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$5,745	$5,784	$39	$—
State and municipal obligations	17,668	18,476	810	2
Corporate bonds and notes	529,942	517,857	1,850	13,935
RMBS	158,134	156,532	513	2,115
CMBS	218,531	213,988	97	4,640
Other ABS	243,096	243,045	693	744
Foreign government and agency securities	23,330	23,160	186	356
	1,196,446	1,178,842	4,188	21,792
Equity securities available for sale	573	881	308	—
Total debt and equity securities	$1,197,019	$1,179,723	$4,496	$21,792

	December 31, 2014
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$5,709	$5,751	$48	$6
State and municipal obligations	17,727	18,910	1,183	—
Corporate bonds and notes	277,678	284,408	7,288	558
RMBS	41,467	42,520	1,053	—
CMBS	57,358	58,234	876	—
Other ABS	109,420	107,701	8	1,727
Foreign government and agency securities	19,301	19,366	307	242
	528,660	536,890	10,763	2,533
Equity securities available for sale (1)	76,900	143,368	66,468	—
Total debt and equity securities	$605,560	$680,258	$77,231	$2,533
______________________

(1)	Comprising broadly diversified domestic equity mutual funds ($143.0 million fair value) and a preferred stock investment in Freddie Mac ($0.4 million fair value).

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

(In thousands)	June 30, 2015	December 31, 2014
Trading securities:
U.S. government and agency securities	$131,335	$134,530
State and municipal obligations	312,340	343,926
Corporate bonds and notes	660,964	708,361
RMBS	80,772	89,810
CMBS	169,443	188,615
Other ABS	30,952	77,755
Foreign government and agency securities	13,548	18,331
Equity securities	67,081	72,256
Total	$1,466,435	$1,633,584
For trading securities held at June 30, 2015 and December 31, 2014, we had net unrealized losses during the six months ended June 30, 2015 and unrealized gains during the year ended December 31, 2014 associated with those securities of $13.7 million and $65.7 million, respectively.
For the six months ended June 30, 2015, we did not transfer any securities from the available for sale or trading categories.
Net realized and unrealized gains (losses) on investments and other financial instruments consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net realized gains (losses):
Fixed-maturities held to maturity	$—	$—	$—	$(9)
Fixed-maturities available for sale	(8)	(604)	(59)	(599)
Equities available for sale	68,723	—	68,723	—
Trading securities	(8,291)	(41)	(12,859)	(4,392)
Short-term investments	4	—	4	—
Other	1	(63)	106	(53)
Net realized gains (losses) on investments	60,429	(708)	55,915	(5,053)
Unrealized (losses) gains on trading securities	(31,638)	28,941	(10,937)	76,572
Total net gains on investments	28,791	28,233	44,978	71,519
Net (losses) gains on other financial instruments	(343)	(2,901)	249	(3,219)
Net gains on investments and other financial instruments	$28,448	$25,332	$45,227	$68,300

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following tables show the gross unrealized losses and fair value of our securities deemed “available for sale” aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

June 30, 2015: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	1	$5,727	$2	—	$—	$—	1	$5,727	$2
Corporate bonds and notes	95	408,203	13,528	7	10,172	407	102	418,375	13,935
RMBS	9	116,631	2,115	—	—	—	9	116,631	2,115
CMBS	30	195,913	4,640	—	—	—	30	195,913	4,640
Other ABS	28	114,059	273	10	39,860	471	38	153,919	744
Foreign government and agency securities	11	10,971	340	1	183	16	12	11,154	356
Total	174	$851,504	$20,898	18	$50,215	$894	192	$901,719	$21,792

December 31, 2014: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	—	$—	$—	1	$3,455	$6	1	$3,455	$6
Corporate bonds and notes	24	40,917	410	1	1,027	148	25	41,944	558
Other ABS	34	97,356	1,727	—	—	—	34	97,356	1,727
Foreign government and agency securities	4	6,353	242	—	—	—	4	6,353	242
Total	62	$144,626	$2,379	2	$4,482	$154	64	$149,108	$2,533
During the first six months of 2015 and 2014, we did not recognize in earnings any impairment losses related to credit deterioration.
Although we held securities in an unrealized loss position as of June 30, 2015, we did not consider them to be other-than-temporarily impaired as of such date. For all investment categories, the unrealized losses of 12 months or greater duration as of June 30, 2015, were generally caused by interest rate or credit spread movements since the purchase date. As of June 30, 2015, we estimated that the present value of cash flows expected to be collected from these securities would be sufficient to recover the amortized cost basis of these securities. As of June 30, 2015, we did not have the intent to sell any debt securities in an unrealized loss position, and we determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis, which may be at maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at June 30, 2015.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The contractual maturities of fixed-maturity investments are as follows:

	June 30, 2015
	Available for Sale
(In thousands)	Amortized Cost	Fair Value
Due in one year or less (1)	$7,381	$7,399
Due after one year through five years (1)	51,208	51,265
Due after five years through ten years (1)	345,233	340,126
Due after ten years (1)	172,863	166,487
RMBS (2)	158,134	156,532
CMBS (2)	218,531	213,988
Other ABS (2)	243,096	243,045
Total	$1,196,446	$1,178,842
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS, and Other ABS are shown separately, as they are not due at a single maturity date.
At June 30, 2015 and December 31, 2014, Radian Guaranty had $210.3 million and $209.3 million, respectively, in a collateral account pursuant to the Freddie Mac Agreement. These investments, which are primarily invested in trading securities, are pledged to cover Loss Mitigation Activity on the loans subject to that agreement. Subject to certain conditions in the Freddie Mac Agreement, amounts in the collateral account may be released to Radian Guaranty over time to the extent that Loss Mitigation Activity becomes final in accordance with the terms of the Freddie Mac Agreement. However, if the amount of Loss Mitigation Activity that becomes final in accordance with the Freddie Mac Agreement is less than $205 million prior to August 29, 2017, then any shortfall will be paid on that date to Freddie Mac from the funds remaining in the collateral account, subject to certain adjustments designed to allow for any Loss Mitigation Activity that has not become final or any claims evaluation that has not been completed as of that date. From the time the collateral account was established through June 30, 2015, approximately $128 million of Loss Mitigation Activity had become final in accordance with the Freddie Mac Agreement and approximately $13 million of submitted claims had been rescinded, denied, curtailed or cancelled, but were not yet considered final in accordance with the Freddie Mac Agreement.

6. Goodwill and Other Intangible Assets, Net
The following table shows the changes in the carrying amount of goodwill, all of which relates to our Services segment, as of and for the year-to-date periods ended June 30, 2015 and December 31, 2014:

(In thousands)	Goodwill	Accumulated Impairment Losses	Net
Balance at December 31, 2013	$2,095	$—	$2,095
Goodwill acquired	191,932	—	191,932
Impairment losses	—	(2,095)	(2,095)
Balance at December 31, 2014	194,027	(2,095)	191,932
Goodwill acquired	2,388	—	2,388
Impairment losses	—	—	—
Balance at June 30, 2015	$196,415	$(2,095)	$194,320

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

During the first quarter of 2015, Clayton further expanded its service offerings by acquiring Red Bell, a real estate brokerage company that provides products and services that include automated valuation models; broker price opinions used by investors, lenders and loan servicers; and advanced technology solutions for: (1) monitoring loan portfolio performance; (2) tracking non-performing loans; (3) managing REO assets; and (4) valuing and selling residential real estate through a secure platform. The acquisition did not meet the criteria to be considered a material business combination. The transaction was treated as a purchase for accounting purposes, with the excess of the acquisition price over the estimated fair value of the net assets acquired resulting in goodwill of $2.4 million. The goodwill represents the estimated future economic benefits arising from the assets acquired that did not qualify to be identified and recognized individually, and includes the value of the discounted expected future cash flows, the workforce, expected synergies with our other affiliates and other unidentifiable intangible assets. Goodwill is deemed to have an indefinite useful life and is subject to review for impairment annually, or more frequently, whenever circumstances indicate potential impairment. Our goodwill balance at June 30, 2015 relates entirely to our Services segment, as a result of our acquisition of Clayton and its subsequent acquisition of Red Bell.
The following is a summary of the gross and net carrying amounts and accumulated amortization of our other intangible assets as of and for the year-to-date periods indicated:

	As of June 30, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$83,072	$(6,939)	$76,133
Technology	10,940	(1,741)	9,199
Trademark	8,300	(807)	7,493
Client backlog	6,680	(3,295)	3,385
Non-competition agreements	185	(75)	110
Total	$109,177	$(12,857)	$96,320

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$79,203	$(2,917)	$76,286
Technology	8,970	(797)	8,173
Trademark	7,860	(393)	7,467
Client backlog	6,680	(2,406)	4,274
Non-competition agreements	145	(37)	108
Total	$102,858	$(6,550)	$96,308
The estimated aggregate amortization expense for the remainder of 2015 and thereafter is as follows (in thousands):

2015	$6,548
2016	12,559
2017	11,918
2018	11,286
2019	10,050
2020	8,497
Thereafter	35,462
For tax purposes, substantially all of our goodwill and other intangible assets are expected to be deductible and will be amortized over a period of 15 years.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

7. Reinsurance
The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net premiums written-insurance:
Direct	$258,198	$238,590	$513,446	$467,859
Assumed	8	10	55	20
Ceded	(7,124)	(16,653)	(20,511)	(32,979)
Net premiums written-insurance	$251,082	$221,947	$492,990	$434,900
Net premiums earned-insurance:
Direct	$249,797	$221,171	$491,961	$437,047
Assumed	10	12	23	24
Ceded	(12,370)	(17,537)	(29,952)	(34,663)
Net premiums earned-insurance	$237,437	$203,646	$462,032	$402,408
In 2012, Radian Guaranty entered into two separate QSR agreements with a third-party reinsurance provider. As of June 30, 2015, RIF ceded under the Initial QSR Transaction and the Second QSR Transaction was approximately $1.0 billion and $1.4 billion, respectively.
The Second QSR Transaction provides that, effective December 31, 2015, Radian Guaranty will have the ability, at its option, to recapture half of the reinsurance ceded with respect to conventional GSE loans, which would result in Radian Guaranty reassuming the related RIF potentially in exchange for a payment of a profit commission amount from the reinsurer. Our results for the three and six months ended June 30, 2015 include an accrual of $5.8 million for this potential profit commission, based on experience to date for the Second QSR Transaction and our current expectation to exercise our option to recapture ceded RIF.
The following tables show the amounts related to the QSR Transactions for the periods indicated:

	Initial QSR Transaction
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Ceded premiums written	$3,822	$5,046	$7,889	$10,350
Ceded premiums earned	6,424	6,803	12,442	13,610
Ceding commissions written	828	1,262	1,708	2,588

	Second QSR Transaction
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Ceded premiums written	$395	$8,072	$6,924	$15,365
Ceded premiums earned	3,039	7,197	11,807	13,782
Ceding commissions written	2,154	2,825	4,439	5,378
Radian Guaranty has ceded the maximum amount permitted under the QSR Transactions (up to $1.6 billion of ceded RIF for each); therefore, Radian Guaranty is no longer ceding NIW under these transactions. Effective January 1, 2015, the ceding commission was reduced from 25% to 20% for two-thirds of the reinsurance ceded under the Initial QSR Transaction. Ceded losses to date under the QSR Transactions have been immaterial.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

8. Other Assets
The following table shows the components of other assets for the periods indicated:

(In thousands)	June 30, 2015	December 31, 2014
Deposit with the IRS (Note 12)	$88,557	$88,557
Corporate-owned life insurance	81,998	80,755
Prepaid reinsurance premiums	47,835	57,291
Property and equipment (1)	35,380	27,248
Accrued investment income	24,475	20,022
Reinsurance recoverables	13,227	28,119
Deferred policy acquisition costs	9,866	12,003
Other	48,033	43,869
Total other assets	$349,371	$357,864
______________________

(1)	Property and equipment, at cost less accumulated depreciation of $103.3 million and $100.2 million at June 30, 2015 and December 31, 2014, respectively.

9. Losses and Loss Adjustment Expense
All of the balance and activity of our consolidated reserve for losses and loss adjustment expense relate to the Mortgage Insurance segment. The following table shows our reserve for losses and LAE by category at the end of each period indicated:

(In thousands)	June 30, 2015	December 31, 2014
Reserve for losses by category:
Prime	$562,918	$700,174
Alt-A	256,854	292,293
A minus and below	148,043	179,103
IBNR and other	125,038	223,114
LAE	48,141	56,164
Reinsurance recoverable (1)	11,677	26,665
Total primary reserve	1,152,671	1,477,513
Pool	47,902	75,785
IBNR and other	891	1,775
LAE	2,353	3,542
Total pool reserve	51,146	81,102
Total First-lien reserve	1,203,817	1,558,615
Second-lien and other (2)	975	1,417
Total reserve for losses	$1,204,792	$1,560,032
______________________

(1)	Primarily represents ceded losses on captive transactions and the QSR Transactions.

(2)	Does not include our Second-lien PDR that is included in other liabilities.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table presents information relating to our reserve for losses, including our IBNR reserve and LAE but excluding Second-lien PDR, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Balance at beginning of period	$1,384,714	$1,893,960	$1,560,032	$2,164,353
Less reinsurance recoverables (1)	13,365	25,751	26,665	38,363
Balance at beginning of period, net of reinsurance recoverables	1,371,349	1,868,209	1,533,367	2,125,990
Add losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2) (3)	53,617	75,472	134,054	184,321
Prior years (3)	(19,835)	(11,207)	(55,195)	(70,896)
Total incurred	33,782	64,265	78,859	113,425
Deduct paid claims and LAE related to:
Current year (2)	576	803	576	803
Prior years	211,440	239,448	418,535	546,389
Total paid	212,016	240,251	419,111	547,192
Balance at end of period, net of reinsurance recoverables	1,193,115	1,692,223	1,193,115	1,692,223
Add reinsurance recoverables (1)	11,677	22,458	11,677	22,458
Balance at end of period	$1,204,792	$1,714,681	$1,204,792	$1,714,681
_________________________

(1)	Related to ceded losses on captive reinsurance transactions and the QSR Transactions. See Note 7 for additional information.

(2)
Related to underlying defaulted loans with a most recent default notice dated in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

(3)
Amounts previously reported for losses and LAE incurred in respect of default notices reported and unreported in current year and prior years have been reclassified to correct an error. There was no net change to total incurred losses in any period as a result of these reclassifications. For the three and six months ended June 30, 2014, the amounts previously reported for losses and LAE incurred in respect of default notices reported and unreported in current year have been revised downward by approximately $14.4 million and $48.2 million, respectively, with an equal and offsetting adjustment to the amount previously reported for default notices reported and unreported in prior years. For the years ended December 31, 2014, 2013 and 2012, the amounts previously reported related to losses and LAE incurred from current year default notices should have been lower by approximately $71.8 million, $65.0 million and $75.7 million, respectively, with equal and offsetting adjustments to the incurred loss amounts related to prior years’ default notices.

Our loss reserve declined for the three and six months ended June 30, 2015, primarily as a result of the aggregate volume of paid claims, Cures, Rescissions and Claim Denials exceeding new default notices received. Reserves established for new default notices were the primary driver of our total incurred loss for the first six months of 2015. The impact to incurred losses from default notices reported in 2015 was partially mitigated by favorable reserve development on prior year defaults, which was driven primarily by a reduction in certain Default to Claim Rate assumptions based on observed trends of higher Cures than were previously estimated. We experienced similar favorable development related to incurred losses from prior year defaults during the first six months of 2014. Our results for the six months ended June 30, 2015 also include the impact of the BofA Settlement Agreement, as described below.
Total paid claims decreased for the three months ended June 30, 2015 compared to the comparable period in 2014, primarily due to the overall decline in defaulted loans and the ongoing reduction in pending claims. Claims paid for the six months ended June 30, 2015 include $174.6 million related to the implementation of the BofA Settlement Agreement.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Our aggregate weighted average Default to Claim Rate assumption (net of Claim Denials and Rescissions) used in estimating our primary reserve for losses declined slightly to 50% (45% excluding pending claims) at June 30, 2015, compared to 52% at December 31, 2014. The change in our Default to Claim Rate resulted primarily from a decrease in the proportion of pending claims, which have higher Default to Claim Rates, and a decrease in the assumed Default to Claim Rate for new defaults, as described below. We develop our Default to Claim Rate estimates on defaulted loans based on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. Our Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans, as measured by the progress toward foreclosure sale and the number of months in default. During the six months ended June 30, 2015, we reduced our gross Default to Claim Rate assumption for new primary defaults from 16% to 14% due to continued improvement in actual claim development trends. As of June 30, 2015, our gross Default to Claim Rates on our primary portfolio ranged from 14% for new defaults, to approximately 65% for defaults not in Foreclosure Stage, and 81% for Foreclosure Stage Defaults. Our estimate of expected Rescissions and Claim Denials (net of expected Reinstatements) embedded in our Default to Claim Rate is generally based on our experience over the past year, with consideration given for differences in characteristics between those rescinded policies and denied claims and the loans remaining in our defaulted inventory, as well as the estimated impact of the BofA Settlement Agreement.
The following table illustrates the amount of First-lien claims submitted to us for payment that were rescinded or denied, for the periods indicated, net of any Reinstatements of previous Rescissions or Claim Denials within each period. Net (Reinstatements), Rescissions or Claim Denials related to the BofA Settlement Agreement represent such activities, prior to the February 1, 2015 Implementation Date, on loans that subsequently became subject to the BofA Settlement Agreement.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Rescissions, net	$3.4	$7.6	$7.2	$14.0
Claim Denials, net	3.6	6.4	9.2	25.3
Net (Reinstatements), Rescissions or Claim Denials related to the BofA Settlement Agreement	(47.1)	(2.5)	(71.2)	0.5
Net First-lien claims submitted for payment that were (reinstated), rescinded or denied (1)	$(40.1)	$11.5	$(54.8)	$39.8
______________________

(1)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.
Although our estimates of future Rescissions and Claim Denials have been declining, they remain elevated compared to levels experienced before 2009. The elevated levels of our rate of Rescissions and Claim Denials have reduced our paid losses and have resulted in a reduction in our loss reserve. Our estimate of net future Rescissions and Claim Denials reduced our loss reserve as of June 30, 2015 and December 31, 2014 by approximately $108 million and $125 million, respectively. The amount of estimated Rescissions and Claim Denials incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of Rescissions and Claim Denials on future claims, but also the volume and attributes of our defaulted insured loans, our estimated Default to Claim Rate and our estimated Claim Severity, among other assumptions. As of June 30, 2015, these assumptions also reflect the estimated impact of the BofA Settlement Agreement, as further discussed below.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Our reported Rescission and Claim Denial activity in any given period is subject to challenge by our lender and servicer customers. We expect that a portion of previous Rescissions will be reinstated and previous Claim Denials will be resubmitted with the required documentation and ultimately paid; therefore, we have incorporated this expectation into our IBNR reserve estimate. Our IBNR reserve estimate was $66.7 million and $163.6 million at June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, the IBNR reserve estimate of $66.7 million included approximately $46.9 million for loans subject to the BofA Settlement Agreement. This amount compares to approximately $133.0 million in IBNR reserves for loans subject to the BofA Settlement Agreement as of December 31, 2014. The significant decrease in our IBNR reserve estimate at June 30, 2015 as compared to December 31, 2014, reflects the implementation of the BofA Settlement Agreement that commenced on February 1, 2015, including the reinstatement and payment during the period of certain previous Rescissions and Claim Denials.
The remaining IBNR reserve estimate as of June 30, 2015 included an estimate of future Reinstatements of previous Claim Denials, Rescissions and Claim Curtailments of $10.8 million, $0.6 million, and $2.2 million, respectively. These reserves relate to approximately $65.1 million of claims that were denied within the preceding 12 months, approximately $67.2 million of policies rescinded within the preceding 24 months, and approximately $28.3 million of Claim Curtailments within the preceding 24 months.
We also accrue for the premiums that we expect to refund to our lender customers in connection with our estimated Rescission activity. Our accrued liability for such refunds, which is included within other liabilities on our condensed consolidated balance sheets, was $8.1 million and $9.0 million as of June 30, 2015 and December 31, 2014, respectively.
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
Implementation of the BofA Settlement Agreement commenced on February 1, 2015 for Subject Loans held in portfolio by the Insureds or purchased by the GSEs as of that date. Approximately 12% of the Subject Loans are neither held in portfolio by the Insureds nor owned by the GSEs, and require the consent of certain other investors for these loans to be included in the BofA Settlement Agreement, except with respect to certain limited rights of cancellation. While we can provide no assurance whether one or more of the other investors will consent to have their Subject Loans included in the settlement, for purposes of the reserve established for the BofA Settlement Agreement we have assumed that these investors will provide consent. The deadline for such consent has been extended to August 15, 2015. To the extent that one or more of the other investors do not consent to the settlement, the associated Loss Mitigation Activities would not be reinstated under the terms of the BofA Settlement Agreement and the portion of the reserve related to such non-consenting investors would be reversed. See Note 10 of Notes to Consolidated Financial Statements in our 2014 Form 10-K for additional information about the BofA Settlement Agreement.

10. Long-Term Debt
As described in Note 1, as of June 30, 2015, we early adopted the accounting update related to the presentation of debt issuance costs in financial statements. We believe that presenting long-term debt net of debt issuance costs is preferable as it is consistent with our presentation of debt discounts and premiums. The change in accounting principle has been applied retrospectively to prior periods. As a result, a reclassification of approximately $17.6 million of remaining debt issuance costs was made on our December 31, 2014 consolidated balance sheet, resulting in a reduction in other assets and a reduction in long-term debt; there was no impact on our results of operations or retained earnings.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following illustrates the impact of the reclassification:

		December 31, 2014
(In thousands)		As Previously Reported	Adjustment	As Adjusted
9.000%	Senior Notes due 2017	$192,605	$(2,360)	$190,245
3.000%	Convertible Senior Notes due 2017	375,310	(3,974)	371,336
2.250%	Convertible Senior Notes due 2019	342,011	(5,878)	336,133
5.500%	Senior Notes due 2019	300,000	(5,415)	294,585
	Total long-term debt	$1,209,926	$(17,627)	$1,192,299
The carrying value of our long-term debt at June 30, 2015 and December 31, 2014 was as follows:

(In thousands)		June 30, 2015	December 31, 2014
9.000%	Senior Notes due 2017	$191,256	$190,245
3.000%	Convertible Senior Notes due 2017	51,917	371,336
2.250%	Convertible Senior Notes due 2019	342,980	336,133
5.500%	Senior Notes due 2019	295,198	294,585
5.250%	Senior Notes due 2020	343,541	—
	Total long-term debt	$1,224,892	$1,192,299
Senior Notes due 2020
In June 2015, we issued $350 million aggregate principal amount of Senior Notes due 2020 and received net proceeds of approximately $344.3 million. These notes mature on June 15, 2020 and bear interest at a rate of 5.250% per annum, payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2015. We have the option to redeem these notes, in whole or in part, at any time or from time to time prior to maturity at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; or (ii) the make-whole amount, which is the present value of the notes discounted at the applicable treasury rate plus 50 basis points, plus, in each case, accrued interest thereon to the redemption date.
The Senior Notes due 2020 have covenants customary for securities of this nature, including covenants related to the payments of the notes, reports, compliance certificates and modification of the covenants. Additionally, the indenture governing the Senior Notes due 2020 includes covenants restricting us from encumbering the capital stock of a designated subsidiary (as defined in the indenture for the notes) or disposing of any capital stock of any designated subsidiary unless either all of the stock is disposed of or we retain more than 80% of the stock.
Convertible Senior Notes due 2017 and 2019
Following the pricing of our Senior Notes due 2020, in June 2015, we entered into privately negotiated agreements with certain of the holders of our Convertible Senior Notes due 2017 to purchase an aggregate principal amount of $389.1 million of our outstanding Convertible Senior Notes due 2017 for a combination of cash and shares of Radian Group common stock. We funded the purchases with $126.8 million in cash (plus accrued and unpaid interest due on the purchased notes) and by issuing to the sellers approximately 28.4 million shares of Radian Group common stock. Our purchases of Convertible Senior Notes due 2017 resulted in a pretax charge of approximately $91.9 million in the second quarter of 2015. This charge represents:

•
the $35.5 million market premium representing the consideration paid to the sellers of the Convertible Senior Notes due 2017 in excess of the conversion value of the purchased Convertible Senior Notes due 2017;

•	the $52.3 million difference between the fair value and the carrying value of the liability component of the purchased Convertible Senior Notes due 2017; and

•	the $4.1 million net impact of transaction costs and unamortized debt issuance costs on the purchased Convertible Senior Notes due 2017.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

In connection with our June 2015 purchases of Convertible Senior Notes due 2017, we terminated a corresponding portion of the capped call transactions we had entered into in 2010 related to the initial issuance of the Convertible Senior Notes due 2017. As a result of this termination, we received total consideration of approximately $54.9 million, consisting of 2.3 million shares of Radian Group common stock and $12.0 million in cash. In accordance with the accounting standards regarding equity and contracts in an entity’s own equity, the total consideration received was recorded as an increase to additional paid-in capital. The shares of Radian Group common stock received were retired, resulting in a decrease in shares issued and outstanding and a corresponding increase in unissued shares.
During the three-month period ended June 30, 2015, our closing stock price exceeded the thresholds required for the holders of our Convertible Senior Notes due 2017 and our Convertible Senior Notes due 2019 to be able to exercise their conversion rights during the three-month period ending September 30, 2015. In any period when holders of the Convertible Senior Notes due 2017 are eligible to exercise their conversion option, the equity component related to these instruments is classified as mezzanine (temporary) equity, because we are required to settle the aggregate principal amount of the notes in cash. If in any future period the conversion threshold requirements of our Convertible Senior Notes due 2017 are not met, then the difference between (1) the amount of cash deliverable upon conversion (i.e., par value of debt) and (2) the carrying value of the debt component will be reclassified from mezzanine equity to permanent equity, and will continue to be reported as permanent equity for any period in which the debt is not currently convertible. Our conversion obligation for the Convertible Senior Notes due 2019 may be satisfied by paying or delivering, as the case may be, cash, shares of Radian Group common stock or a combination of cash and shares of Radian Group common stock, at our election.
Issuance and transaction costs incurred at the time of the issuance of the convertible notes are allocated to the liability and equity components in proportion to the allocation of proceeds and are accounted for as debt issuance costs and equity issuance costs, respectively. The convertible notes are reflected on our condensed consolidated balance sheets as follows:

	Convertible Senior Notes due 2017		Convertible Senior Notes due 2019
(In thousands)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Liability component:
Principal	$60,914	$450,000	$399,992	$400,000
Debt discount, net (1)	(8,546)	(74,690)	(51,793)	(57,989)
Debt issuance costs (1)	(451)	(3,974)	(5,219)	(5,878)
Net carrying amount	$51,917	$371,336	$342,980	$336,133

Equity component of currently redeemable convertible senior notes	$8,546	$74,690	$—	$—
__________________

(1)	Included within long-term debt and is being amortized over the life of the convertible notes.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following tables set forth total interest expense recognized related to the convertible notes for the periods indicated:

	Convertible Senior Notes due 2017
	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2015	2014	2015	2014
Contractual interest expense	$3,122	$3,375	$6,497	$6,750
Amortization of debt issuance costs	298	304	616	604
Amortization of debt discount	5,394	5,312	11,102	10,498
Total interest expense	$8,814	$8,991	$18,215	$17,852

	Convertible Senior Notes due 2019
	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2015	2014	2015	2014
Contractual interest expense	$2,250	$2,250	$4,500	$4,500
Amortization of debt issuance costs	330	319	658	635
Amortization of debt discount	3,123	2,934	6,196	5,823
Total interest expense	$5,703	$5,503	$11,354	$10,958

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

11. Accumulated Other Comprehensive (Loss) Income
The following table shows the rollforward of AOCI as of the periods indicated. During the second quarter of 2015, we sold equity securities in our portfolio and reinvested the proceeds in assets that qualify as PMIERs-compliant Available Assets, recognizing pretax gains of $68.7 million.

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
(In thousands)	Before Tax	Tax Effect	Net of Tax		Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$91,806	$32,132	$59,674		$79,208	$27,723	$51,485
OCI:
Net foreign currency translation adjustments	243	85	158		49	17	32
Unrealized gains (losses) on investments:
Unrealized holding losses arising during the period	(33,261)	(11,641)	(21,620)		(23,332)	(8,166)	(15,166)
Less: Reclassification adjustment for net gains included in net income (1)	68,714	24,050	44,664		68,663	24,032	44,631
Net unrealized losses on investments	(101,975)	(35,691)	(66,284)		(91,995)	(32,198)	(59,797)
Activity related to investments recorded as assets held for sale (2)	(7,818)	(2,736)	(5,082)	(3)	(5,006)	(1,752)	(3,254)
OCI	(109,550)	(38,342)	(71,208)		(96,952)	(33,933)	(63,019)
Balance at end of period	$(17,744)	$(6,210)	$(11,534)		$(17,744)	$(6,210)	$(11,534)

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
(In thousands)	Before Tax	Tax Effect	Net of Tax		Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$61,185	$19,841	$41,344		$57,345	$19,962	$37,383
OCI:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	8,422	(211)	8,633		11,092	(210)	11,302
Less: Reclassification adjustment for net losses included in net income (1)	(604)	(211)	(393)		(599)	(210)	(389)
Net unrealized gains on investments	9,026	—	9,026		11,691	—	11,691
Activity related to investments recorded as assets held for sale (2)	646	(1)	647		1,821	(122)	1,943
OCI	9,672	(1)	9,673		13,512	(122)	13,634
Balance at end of period	$70,857	$19,840	$51,017		$70,857	$19,840	$51,017
_________________________

(1)	Included in net gains on investments and other financial instruments on our condensed consolidated statements of operations.

(2)
Represents the unrealized holding gains (losses) arising during the period on investments recorded as assets held for sale, net of reclassification adjustments for net gains (losses) included in net income from discontinued operations.

(3)
For the three months ended June 30, 2015, this amount represents the recognition of investment gains included in income from discontinued operations, net of tax, as a result of the completion of the sale of Radian Asset Assurance on April 1, 2015. Previously, pursuant to accounting standards, such investment gains had been deferred and recorded in AOCI.

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
Our provision for income taxes for interim financial periods is based on an estimate of our annual effective tax rate for continuing operations for the full year. When estimating our full year 2015 and 2014 annual effective tax rate, we accounted for the tax effects of gains and losses on our investments, changes as a result of the accounting standard regarding the accounting for uncertainty in income taxes, and other adjustments discretely at the federal applicable tax rate. Our effective tax rate as of June 30, 2014 was also impacted by our full valuation allowance against our DTAs.
Our June 2015 purchases of Convertible Senior Notes due 2017 resulted in a pretax charge in the Statements of Operations of approximately $91.9 million in the second quarter of 2015. This included approximately $35.5 million of market premium related to the purchases of which approximately $28.9 million is estimated to be non-deductible for tax purposes and impacted our effective tax rate. Overall, we recorded an income tax benefit in the Statements of Operations of approximately $22.0 million related to these purchases as of June 30, 2015.
For federal income tax purposes, we had approximately $1.3 billion of NOL carryforwards and $6.0 million of foreign tax credit carryforwards as of June 30, 2015. To the extent not utilized, the NOL carryforwards will expire during tax years 2028 through 2032 and the foreign tax credit carryforwards will expire during tax years 2018 through 2020. Certain entities within our consolidated group have also generated DTAs of approximately $35.5 million relating to state and local NOL carryforwards, which if unutilized, will expire during various future tax periods.
We are required to establish a valuation allowance against our DTAs when it is more likely than not that all or some portion of our DTAs will not be realized. At each balance sheet date, we assess our need for a valuation allowance. Our assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our DTAs will be realized in future periods. In making this assessment as of June 30, 2015, we determined that certain state and local NOLs, relating to non-insurance entities within our consolidated group, may not be realized during their appropriate carryforward period. Therefore, we have recorded a valuation allowance of approximately $21.5 million relating to these state and local NOL DTAs as of June 30, 2015.
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
We made several attempts to reach a compromised settlement with Appeals, but in January 2013, we were notified that Appeals had rejected our latest settlement offer and planned to issue formal Notices of Deficiency related to certain losses and deductions resulting from our investment in the portfolio of non-economic REMIC residual interests, as discussed above. On September 4, 2014, we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties of approximately $157 million. The Deficiency Amount has not been reduced to reflect our NOL carryback ability. As of June 30, 2015, there also would be interest of approximately $120 million related to these matters. Depending on the outcome, additional state income taxes, penalties and interest (estimated in the aggregate to be approximately $31 million as of June 30, 2015) also may become due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of approximately $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim.

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

13. Statutory Information
We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. Required statutory accounting practices are established by a variety of publications of the NAIC as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of June 30, 2015, our use of any prescribed or permitted statutory accounting practices did not result in reported statutory surplus or risk-based capital being significantly different from what would have been reported if NAIC statutory accounting practices had been followed.
The state insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations, as described below. Failure to maintain adequate levels of capital could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition. As of June 30, 2015, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $2.6 billion of our consolidated net assets.
Radian Guaranty
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum ratio of statutory capital relative to the level of net RIF, or “Risk-to-capital.” The sixteen RBC States currently impose a Statutory RBC Requirement. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, a mortgage insurer must satisfy an MPP Requirement. The statutory capital requirements for the non-RBC States are de minimis (ranging from $1 million to $5 million); however, the insurance laws of these states generally grant broad supervisory powers to state agencies or officials to enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business. Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of that state, the mortgage insurer may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. For the six months ended June 30, 2015 and the year ended December 31, 2014, the RBC States accounted for approximately 56% of Radian Guaranty’s total primary NIW in each period.
Radian Guaranty was in compliance with the Statutory RBC Requirements or MPP Requirements, as applicable, in each of the RBC States as of June 30, 2015. See Note 1 for information regarding potential changes to the Model Act (which may result in more stringent Statutory RBC Requirements and MPP Requirements in states that adopt the Model Act) as well as the PMIERs for GSE eligibility.

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

	June 30, 2015	December 31, 2014
($ in millions)
RIF, net (1)	$32,290.6	$30,615.7

Statutory policyholders’ surplus	$1,367.0	$1,325.2
Contingency reserve	592.7	389.4
Statutory capital	$1,959.7	$1,714.6

Risk-to-capital	16.5:1	17.9:1
_______________________

(1)	Excludes risk ceded through reinsurance contracts (to third parties and affiliates) and RIF on defaulted loans.
The reduction in Radian Guaranty’s Risk-to-capital in the first six months of 2015 was primarily due to increases in statutory net income, partially offset by an increase in net RIF at Radian Guaranty. For the six months ended June 30, 2015, Radian Guaranty had statutory net income of $295.7 million.
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

14. Selected Financial Information of Registrant—Radian Group—Parent Company Only

(In thousands)	June 30, 2015	December 31, 2014
Investment in subsidiaries, at equity in net assets	$3,018,264	$2,746,915
Total assets	3,869,439	3,741,648
Long-term debt	1,224,892	1,192,299
Total liabilities	1,507,495	1,569,898
Equity component of currently redeemable convertible senior notes	8,546	74,690
Total stockholders’ equity	2,353,398	2,097,060
Total liabilities and stockholders’ equity	3,869,439	3,741,648

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

15. Commitments and Contingencies
Legal Proceedings
We are routinely involved in a number of legal actions, regulatory inquiries, investigations and reviews, audits and other proceedings, the outcomes of which are uncertain. The legal proceedings could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. In accordance with applicable accounting standards and guidance, we establish accruals for a legal proceeding only when we determine both that it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. We accrue the amount that represents our best estimate of the probable loss; however, if we can only determine a range of estimated losses, we accrue an amount within the range that, in our judgment, reflects the most likely outcome, and if none of the estimates within the range is more likely, we accrue the minimum amount of the range.
In the course of our regular review of pending legal matters, we determine whether it is reasonably possible that a potential loss relating to a legal proceeding may have a material impact on our liquidity, results of operations or financial condition. If we determine such a loss is reasonably possible, we disclose information relating to such potential loss, including an estimate or range of loss or a statement that such an estimate cannot be made. On a quarterly basis, we review relevant information with respect to legal loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or range of losses based on such reviews. We are often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by the court on motions or appeals, analysis by experts, and the progress of settlement negotiations. In addition, we generally make no disclosures for loss contingencies that are determined to be remote. For matters for which we disclose an estimated loss, the disclosed estimate reflects the reasonably possible loss or range of loss in excess of the amount accrued, if any.
Loss estimates are inherently subjective, based on currently available information, and are subject to management’s judgment and various assumptions. Due to the inherently subjective nature of these estimates and the uncertainty and unpredictability surrounding the outcome of legal and other proceedings, actual results may differ materially from any amounts that have been accrued.
As previously disclosed, we had been named as a defendant in certain putative class action lawsuits alleging, among other things, that our captive reinsurance agreements violated RESPA. The cases included The White Case, The Menichino Case and The Manners Case, as referenced in Note 17 of our 2014 Form 10-K. On March 25, 2015, Radian Guaranty and the plaintiffs in these putative class action lawsuits entered into a settlement agreement, pursuant to which the plaintiffs agreed to voluntarily dismiss their claims with prejudice and to fully release Radian Guaranty from any future claims related to the claims in these lawsuits.
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
We are subject to regulatory inquiries, investigations and reviews. We and other mortgage insurers have been subject to inquiries from the Minnesota Department of Commerce requesting information relating to captive reinsurance. We have cooperated with these requests for information. In June 2015, Radian Guaranty executed a Consent Order with the Minnesota Department of Commerce that resolved the Minnesota Department of Commerce’s outstanding inquiries related to captive reinsurance arrangements involving mortgage insurance in Minnesota without any findings of wrongdoing. As part of the Consent Order, Radian Guaranty paid an immaterial amount to Minnesota and agreed not to enter into new captive reinsurance arrangements for a period of ten years ending in June 2025. We have not entered into any new captive reinsurance arrangements since 2007.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

In June 2015, we and other mortgage insurers received a letter from the Office of the Commissioner of Insurance of the State of Wisconsin (“Wisconsin OCI”) requesting information pertaining to customized insurance rates and terms offered to mortgage insurance customers. We submitted a response to the Wisconsin OCI in June 2015, as requested. Although we believe we are in compliance with applicable Wisconsin state law requirements for mortgage guaranty insurance, we cannot predict the outcome of this matter or whether additional inquiries, actions or proceedings may be pursued against us by the Wisconsin OCI or other regulators.
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
Further, we have identified loans in our total defaulted portfolio (in particular, our older defaulted portfolio) for which actions or proceedings such as foreclosure that provide the insured with title to the property may not have been commenced within the outermost deadline established in our Prior Master Policy. We currently are in discussions with the servicers for these loans regarding this potential violation and our corresponding rights under the Prior Master Policy. While we can provide no assurance regarding the outcome of these discussions or the ultimate resolution of these issues, it is possible that these discussions could result in arbitration or legal proceedings.
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
Other
Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities). To allow our customers to comply with these regulations at that time, we typically were required, depending on the amount of credit enhancement we were providing, to provide: (1) audited financial statements for the insurance subsidiary participating in the transaction; or (2) a full and unconditional holding company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving approximately $87.4 million of remaining credit exposure as of June 30, 2015.
As part of the non-investment-grade allocation component of our investment program, we had unfunded commitments of $7.4 million at June 30, 2015, related to alternative investments that are primarily private equity structures. These commitments have capital calls expected through 2015, with the possibility of additional calls through 2017, and certain fixed expiration dates or other termination clauses.
As previously disclosed, Radian Asset Assurance, our former financial guaranty subsidiary, received a series of claims (€13.5 million, or $16.4 million, as of December 31, 2014) from one of its trade credit and surety ceding companies related to surety bonds for Spanish housing cooperative developments. This legal matter was part of our discontinued operations as of December 31, 2014, and was transferred to Assured at the completion of the sale of Radian Asset Assurance on April 1, 2015, pursuant to the Radian Asset Assurance Stock Purchase Agreement. As a result, we no longer have any risk of loss associated with this matter.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

16. Capital Stock
In June 2015, we entered into privately negotiated agreements with certain of the holders of our Convertible Senior Notes due 2017 to purchase an aggregate principal amount of $389.1 million of our outstanding Convertible Senior Notes due 2017 for a combination of cash and shares of Radian Group common stock. We funded the purchases with $126.8 million in cash (plus accrued and unpaid interest due on the purchased notes) and by issuing to the sellers approximately 28.4 million shares of Radian Group common stock. In connection with our purchases of Convertible Senior Notes due 2017, we terminated a corresponding portion of the capped call transactions we had entered into in 2010 related to the initial issuance of the Convertible Senior Notes due 2017. As a result of this termination, we received total consideration of approximately $54.9 million, consisting of 2.3 million shares of Radian Group common stock and $12.0 million in cash. The shares of Radian Group common stock received were retired, resulting in a decrease in shares issued and outstanding and a corresponding increase in unissued shares.
On June 18, 2015, we reported that our board of directors had authorized an ASR program to repurchase an aggregate of approximately $202 million of Radian Group common stock. During the three-month period ended June 30, 2015, 9.2 million initial shares were repurchased under this program. All share repurchases made to date were funded from the proceeds of the Senior Notes due 2020.
Under the ASR program, the total number of shares ultimately delivered to Radian Group will be based on the average of the daily volume-weighted average price of Radian Group common stock during the term of the transaction, less a negotiated discount and subject to certain other adjustments pursuant to the terms and conditions of the program. If the adjusted average price of Radian Group common stock during the term of the transaction is higher than the initial repurchase price, Radian Group may be required to make an adjustment payment, which it may make, at its election, in cash or in shares of Radian Group common stock. If an adjustment payment is required from the counterparty, the counterparty may be required to deliver to Radian Group additional shares of Radian Group common stock or, at our election under certain circumstances, a combination of Radian Group common stock and cash. Final settlement of the ASR program is expected to occur in October 2015, and may occur earlier at the option of the counterparty to the agreement.
We also may purchase shares on the open market to meet option exercise obligations and to fund 401(k) matches and purchases under our ESPP.

17. Net Income Per Share
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The calculation of the basic and diluted net income per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share amounts)	2015	2014	2015	2014
Net income from continuing operations:
Net income from continuing operations - basic	$45,193	$103,537	$136,920	$249,517
Adjustment for dilutive Convertible Senior Notes due 2019, net of tax (1)	3,707	5,503	7,380	10,958
Net income from continuing operations - diluted	$48,900	$109,040	$144,300	$260,475

Net income:
Net income from continuing operations - basic	$45,193	$103,537	$136,920	$249,517
Income from discontinued operations, net of tax	4,855	71,296	5,385	128,075
Net income - basic	50,048	174,833	142,305	377,592
Adjustment for dilutive Convertible Senior Notes due 2019, net of tax (1)	3,707	5,503	7,380	10,958
Net income - diluted	$53,755	$180,336	$149,685	$388,550

Average common shares outstanding - basic	193,112	182,583	192,245	177,903
Dilutive effect of Convertible Senior Notes due 2017	12,438	7,599	11,789	8,306
Dilutive effect of Convertible Senior Notes due 2019	37,736	37,736	37,736	37,736
Dilutive effect of stock-based compensation arrangements (2)	3,364	2,861	3,211	2,822
Adjusted average common shares outstanding - diluted	246,650	230,779	244,981	226,767

Net income per share:

Basic:
Net income from continuing operations	$0.23	$0.57	$0.71	$1.40
Income from discontinued operations	0.03	0.39	0.03	0.72
Net income	$0.26	$0.96	$0.74	$2.12

Diluted:
Net income from continuing operations	$0.20	$0.47	$0.59	$1.15
Income from discontinued operations	0.02	0.31	0.02	0.56
Net income	$0.22	$0.78	$0.61	$1.71
________________

(1)	As applicable, includes coupon interest, amortization of discount and fees, and other changes in income or loss that would result from the assumed conversion.

(2)
The following number of shares of our common stock equivalents issued under our stock-based compensation arrangements were not included in the calculation of net income per share because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Shares of common stock equivalents	264	1,484	530	1,484

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report, and our audited annual financial statements, notes thereto and MD&A included in our 2014 Form 10-K, for a more complete understanding of our financial position and results of operations. Certain terms and acronyms used throughout this report are defined in the Glossary of Abbreviations and Acronyms included as part of this report. In addition, investors should review the “Cautionary Note Regarding Forward Looking Statements—Safe Harbor Provisions” above and the “Risk Factors” detailed in Item 1A of our 2014 Form 10-K and in Item 1A of Part II of our Quarterly Reports on Form 10-Q filed during 2015, including this Quarterly Report on Form 10-Q, for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.
Overview
We provide mortgage insurance on First-liens, and products and services to the mortgage and real estate industries. We currently have two business segments—Mortgage Insurance and Services. Our Mortgage Insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, to mortgage lending institutions. We conduct our mortgage insurance business primarily through Radian Guaranty, our principal mortgage insurance subsidiary. Our Services segment provides services and solutions to the mortgage and real estate industries primarily through Clayton, which we acquired on June 30, 2014, and its subsidiaries, including Green River Capital and Red Bell.
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
We have written a significant amount of NIW in this improving environment, which has resulted in our Legacy Portfolio declining as a proportion of our total mortgage insurance portfolio. As of June 30, 2015, our Legacy Portfolio had been reduced to approximately 28% of our total primary RIF, while insurance on mortgage loans written after 2008 constituted approximately 72% of our total primary RIF. Further, the improving environment has contributed to a reduction in our incurred losses and claims submitted and paid in our mortgage insurance business, with new primary mortgage insurance defaults declining by 14% in the six months ended June 30, 2015 compared to the number of new defaults in the comparable period of 2014 and our primary default rate of 4.3% at June 30, 2015 declining from 5.8% at June 30, 2014. As the negative impact from losses in our Legacy Portfolio has been reduced and we have continued to write a high volume of insurance on high credit quality loans, our results of operations have improved.

The improvement in macroeconomic and credit trends has encouraged new entrants into the private mortgage insurance industry, while improving the financial strength of existing private mortgage insurers. This has resulted in an increasingly competitive environment for private mortgage insurers. Our competitors include other private mortgage insurers and the FHA. We compete on the basis of price, terms and conditions, customer relationships, perceived financial strength and overall service. Price competition among private mortgage insurers is intense and private mortgage insurers have increased their use of programs that offer customized rates for individual lenders on lender-paid Single Premium Policies. Our use of these programs has resulted in premium rates on lender-paid Single Premium Policies for certain lenders that are less than our standard rates for Single Premium Policies. The increasing utilization of reduced-rate product, together with the elevated level of refinancing activity we experienced in the first half of 2015, contributed to an increase in our total mix of Single Premium Policies to 34% of our portfolio for the first six months of 2015, compared to 25% for the first six months of 2014. More recently, the percentage of total Single Premium Policies written in the second quarter of 2015 decreased from the first quarter of 2015, to 32% from 37%. The increase in 2015 in utilization of reduced rates for Single Premium Policies has not had a significant impact on our overall premium rates or returns. We believe that, assuming our current pricing, writing a mix of business consisting of approximately one-third Single Premium Policies can be absorbed into our portfolio over time within our overall risk and return target ranges.
On June 30, 2015, the GSEs updated the PMIERs Financial Requirements to increase the amount of Available Assets required for loans originated on or after January 1, 2016 that are insured under lender-paid mortgage insurance policies not subject to automatic termination. Assuming no change to our product mix, this update would apply to a significant portion of our future Single Premium Policies, and therefore would increase the amount of Available Assets Radian Guaranty is required to hold on certain future originations. We are currently evaluating the PMIERs Financial Requirements in light of this update and will be monitoring the impact it may have on the market for lender-paid mortgage insurance. See Recent Developments—Final PMIERs for additional information.
Our Services segment provides a diverse array of services to participants in multiple facets of the residential mortgage and real estate finance markets and therefore has the ability to generate revenue in both healthy and distressed mortgage market conditions. Historically, a significant portion of Clayton’s revenue has been generated from activities related to non-agency RMBS issuance, which has been limited in recent years. We believe that the potential re-emergence of the non-agency RMBS market may represent a significant long-term growth opportunity for our Services segment. In addition, our Services segment has recently experienced revenue growth from its products serving the single family rental market, which is an emerging market that has experienced rapid growth over the past few years.
Currently, our business strategy is focused on: (1) growing our Mortgage Insurance business by writing insurance on high-quality mortgages in the U.S. and by exploring potential international opportunities; (2) leveraging our Services segment product offerings to deepen our mortgage insurance customer relationships; (3) growing our fee-based revenues as a percentage of Radian’s total revenues, primarily by expanding our presence in the real estate and mortgage finance industries; (4) continuing to manage losses and reduce our Legacy Portfolio; and (5) continuing to effectively manage our capital and liquidity positions, including compliance with the PMIERs Financial Requirements and other regulatory requirements, as well as strengthening our balance sheet and improving our debt maturity profile with the objective of regaining investment-grade credit ratings in the future. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the PMIERs.
Recent Developments
Recent Debt and Equity Transactions. During the second quarter of 2015, Radian Group successfully completed a series of transactions for the purpose of strengthening its capital position, including to reduce its overall cost of capital and improve the maturity profile of its debt. This series of transactions had four components:

•	the issuance of $350 million aggregate principal amount of Senior Notes due 2020;

•	the purchases of approximately $389.1 million aggregate principal amount of its Convertible Senior Notes due 2017;

•	the termination of a corresponding portion of the capped call transactions related to the purchased Convertible Senior Notes due 2017; and

•	the entry into an ASR program to repurchase an aggregate of $202 million of Radian Group common stock.
See Notes 10 and 16 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the individual transactions.

The purchases of the Convertible Senior Notes due 2017 resulted in a loss on induced conversion and debt extinguishment of approximately $91.9 million in the second quarter of 2015. As a result of the combined impact of the purchases of the Convertible Senior Notes due 2017 and the issuance of the Senior Notes due 2020, Radian expects a net reduction of $38.7 million in interest and amortization expense between the closing date of the purchases and November 15, 2017, the original maturity date of the purchased notes. We also received total consideration of approximately $54.9 million from the termination of the capped call transactions related to the purchased Convertible Senior Notes due 2017, consisting of 2.3 million shares of Radian Group common stock and $12.0 million in cash. In accordance with the accounting standards regarding equity and contracts in an entity’s own equity, the total consideration received was recorded as an increase to additional paid-in capital. The shares of Radian Group common stock received were retired, resulting in a decrease in shares issued and outstanding and a corresponding increase in unissued shares.
In the aggregate, these recent debt and equity transactions resulted in:

•	a net increase in available holding company liquidity of approximately $24.3 million;

•	a net increase in long-term debt of approximately $16.0 million, excluding the impact of the reclassification of unamortized debt issuance costs;

•	a net decrease in the equity component of currently redeemable convertible senior notes of approximately $55.0 million; and

•	a net increase in stockholders’ equity of approximately $89.2 million.
The ASR program was implemented to reduce the dilutive impact of the shares issued in connection with our purchases of Convertible Senior Notes due 2017. Assuming a hypothetical stock price of $18.68 per share of Radian Group common stock (which was the high price on July 23, 2015) during the term of the ASR program, we expect the capital-strengthening transactions listed above to result in a net increase in diluted shares outstanding of less than 1.5%. This estimated net impact reflects the fact that a portion of the dilution for the incremental shares issued related to the Convertible Senior Notes due 2017 has been included in the calculations of diluted shares outstanding for prior periods in accordance with GAAP.
Following the purchases of a portion of the Convertible Senior Notes due 2017, approximately $60.9 million of the principal amount of the Convertible Senior Notes due 2017 remain outstanding.
Sale of Radian Asset Assurance. On April 1, 2015, Radian Guaranty completed the previously disclosed sale of 100% of the issued and outstanding shares of Radian Asset Assurance to Assured, pursuant to the Radian Asset Assurance Stock Purchase Agreement. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to discontinued operations.
Final PMIERs. On April 17, 2015, the FHFA issued the final PMIERs, setting forth revised requirements for private mortgage insurers, including Radian Guaranty, to remain eligible insurers of loans purchased by the GSEs. The PMIERs were further updated on June 30, 2015 to increase the amount of Available Assets required for loans originated on or after January 1, 2016 that are insured under lender-paid mortgage insurance policies not subject to automatic termination. Once they become effective for existing eligible mortgage insurers on December 31, 2015, the PMIERs Financial Requirements will replace the capital adequacy standards under the current GSE eligibility requirements. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding the PMIERs.
Based on our current estimates of Radian Guaranty’s Available Assets and Minimum Required Assets as of June 30, 2015, we expect that Radian Guaranty will have the ability to immediately comply with the PMIERs Financial Requirements through one or more future contributions of a portion of our holding company liquidity to Radian Guaranty and its affiliated reinsurers. See Liquidity and Capital Resources—Radian Group—Short-Term Liquidity Needs for additional information.
The implementation of the final PMIERs (as updated on June 30, 2015) will: (1) increase the amount of capital that Radian Guaranty is required to hold, and therefore, reduce our current returns on subsidiary capital; (2) potentially impact the type of business that Radian Guaranty is willing to write; (3) impose extensive and more stringent operational requirements in areas such as claim processing, loss mitigation, document retention, underwriting, quality control, reporting and monitoring, among others, that may result in additional costs to achieve and maintain compliance; and (4) require the consent of the GSEs for Radian Guaranty to take certain actions such as paying dividends, entering into various intercompany agreements, and commuting or reinsuring risk, among others.
Services. During the first quarter of 2015, Clayton acquired Red Bell, a real estate brokerage company. See Notes 1 and 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding this acquisition.

BofA Settlement Agreement. Implementation of the BofA Settlement Agreement commenced on February 1, 2015 for Subject Loans held in portfolio by the Insureds or purchased by the GSEs as of that date. Approximately 12% of the Subject Loans are neither held in portfolio by the Insureds nor owned by the GSEs, and require the consent of certain other investors for these loans to be included in the BofA Settlement Agreement, except with respect to certain limited rights of cancellation. The deadline for such consent has been extended to August 15, 2015. See Note 10 of Notes to Consolidated Financial Statements in our 2014 Form 10-K for additional information about the BofA Settlement Agreement.
Key Factors Affecting Our Results
Key factors affecting our results are discussed in our 2014 Form 10-K. The following information provides an update to certain information that was previously provided.
Financial Guaranty and Discontinued Operations
Radian Asset Assurance Stock Purchase Agreement. Radian completed the sale of Radian Asset Assurance to Assured on April 1, 2015, pursuant to the Radian Asset Assurance Stock Purchase Agreement dated as of December 22, 2014. As a result, until the April 1, 2015 sale date, the operating results of Radian Asset Assurance continued to be classified as discontinued operations for all periods presented in our condensed consolidated statements of operations. Previously, Radian Asset Assurance had represented substantially all of the financial guaranty segment; therefore, we no longer report a financial guaranty business segment. Prior periods have been revised to conform to the current period presentation for these changes.
Radian Asset Assurance provided direct insurance and reinsurance on credit-based risks. The assets and liabilities associated with Radian Asset Assurance historically were a source of significant volatility to Radian’s results of operations, due to various factors including fluctuations in fair value and credit risk. Since the purchase price was not subject to adjustment between December 31, 2014 and the closing date for the impact of: (i) Radian Asset Assurance’s results of operations; (ii) changes in valuation; or (iii) market conditions, the after-tax impact of such changes reflected in income (loss) from operations of businesses held for sale were substantially offset by the resulting change in loss on classification as held for sale. Investment gains previously deferred and recorded in accumulated other comprehensive income were recognized as a result of the completion of the sale of Radian Asset Assurance to Assured on April 1, 2015.
For additional information related to discontinued operations, see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations—Consolidated
Radian Group serves as the holding company for our operating subsidiaries and does not have any significant operations of its own. Our consolidated operating results for the three and six months ended June 30, 2015 primarily reflect the financial results and performance of our two business segments—Mortgage Insurance and Services. See “—Results of Operations—Mortgage Insurance” and “—Results of Operations—Services” for the operating results of these business segments for the three and six months ended June 30, 2015.
In addition to the results of our operating segments, pretax income (loss) is also affected by those factors described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Key Factors Affecting Our Results” in our 2014 Form 10-K, and updated by “—Key Factors Affecting Our Results” above. For more information regarding items that are excluded from the operating results of our operating segments, see “—Use of Non-GAAP Financial Measure” below.
We allocate to our Mortgage Insurance segment: (i) corporate expenses based on an allocated percentage of time spent on the Mortgage Insurance segment; (ii) all corporate cash and investments; (iii) all interest expense except for interest expense related to the Senior Notes due 2019; and (iv) for periods prior to the April 1, 2015 sale of Radian Asset Assurance, corporate income and expenses that were previously allocated to our financial guaranty segment and were not allocated to discontinued operations.
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

Effective with the fourth quarter of 2014, our Services segment undertook the management responsibilities of certain additional loan servicer surveillance functions that were previously considered part of our Mortgage Insurance segment. As a result, these services and activities are now reported in our Services segment for all periods presented.
The following table highlights selected information related to our consolidated results of operations for the three and six months ended June 30, 2015 and 2014:

			$ Change			$ Change
	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
($ in millions)	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Net income from continuing operations	$45.2	$103.5	$(58.3)	$136.9	$249.5	$(112.6)
Income from discontinued operations, net of tax	4.9	71.3	(66.4)	5.4	128.1	(122.7)
Net income	50.1	174.8	(124.7)	142.3	377.6	(235.3)
Net premiums earned—insurance	237.4	203.6	33.8	462.0	402.4	59.6
Services revenue	43.5	—	43.5	74.1	—	74.1
Net investment income	19.3	16.7	2.6	36.6	32.0	4.6
Net gains on investments and other financial instruments	28.4	25.3	3.1	45.2	68.3	(23.1)
Provision for losses	32.6	64.6	32.0	77.6	114.3	36.7
Direct cost of services	23.5	—	(23.5)	42.8	—	(42.8)
Other operating expenses	67.7	60.8	(6.9)	121.5	115.3	(6.2)
Interest expense	24.5	22.3	(2.2)	48.9	42.3	(6.6)
Loss on induced conversion and debt extinguishment	91.9	—	(91.9)	91.9	—	(91.9)
Amortization and impairment of intangible assets	3.3	—	(3.3)	6.3	—	(6.3)
Income tax provision (benefit)	34.8	(10.7)	(45.5)	80.5	(29.5)	(110.0)

Adjusted pretax operating income (1)	147.3	74.1	73.2	271.2	158.1	113.1
________________________

(1)	See “—Use of Non-GAAP Financial Measure” below.
Net Income from Continuing Operations. As discussed in more detail below, our net income from continuing operations for the three and six months ended June 30, 2015 compared to the same periods in 2014 was reduced by a loss on induced conversion and debt extinguishment. For the six months ended June 30, 2015, we also had lower net gains on investments and other financial instruments, compared to the same period in 2014. We had an income tax provision in 2015, compared to an income tax benefit in 2014, subsequent to the reversal of substantially all of our deferred tax valuation allowance in the fourth quarter of 2014. See “—Results of Operations—Mortgage Insurance” and “—Results of Operations—Services” for more information on our segment results.
Income from Discontinued Operations, Net of Tax. Radian completed the sale of Radian Asset Assurance to Assured on April 1, 2015, pursuant to the Radian Asset Assurance Stock Purchase Agreement. As a result, until the April 1, 2015 sale date, the operating results of Radian Asset Assurance continued to be classified as discontinued operations for all periods presented in our condensed consolidated statements of operations. The divestiture of our financial guaranty business was part of Radian’s strategy to focus its business on the mortgage and real estate markets and to comply with the PMIERs.
The income or loss from discontinued operations consists of three components: (i) loss on classification as held for sale; (ii) income from operations of businesses held for sale; and (iii) income tax provision. The assets and liabilities associated with the discontinued operations historically were a source of significant volatility to Radian’s results of operations, due to various factors including fluctuations in fair value and credit risk. Since the purchase price was not subject to adjustment between December 31, 2014 and the closing date for the impact of: (i) Radian Asset Assurance’s results of operations; (ii) changes in valuation; or (iii) market conditions, the after-tax impact of such changes reflected in income (loss) from operations of businesses held for sale were substantially offset by the resulting change in loss on classification as held for sale.
We recorded net income from discontinued operations of $5.4 million in the first six months of 2015, consisting primarily of the recognition of investment gains previously deferred and recorded in accumulated other comprehensive income and recognized as a result of the completion of the sale of Radian Asset Assurance to Assured on April 1, 2015, as well as adjustments to estimated transaction costs and taxes. No general corporate overhead or interest expense was allocated to discontinued operations.

For additional information related to discontinued operations, see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.
Services Revenue and Direct Cost of Services. For the three and six months ended June 30, 2015, services revenue and direct cost of services represent amounts related to our Services segment. See “—Results of Operations—Services” below for more information.
Net Investment Income. For the three and six months ended June 30, 2015, net investment income increased compared to the same periods in 2014, primarily due to increases in dividend income and in portfolio yields. Our current allocation to short-term and short duration investments remains high while proceeds from the sale of our financial guaranty business are being re-invested to support future capital contributions from Radian Group to Radian Guaranty for compliance with the PMIERs Financial Requirements.
Net Gains on Investments and Other Financial Instruments. The components of the net gains on investments and other financial instruments for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Net unrealized (losses) gains related to change in fair value of trading securities and other investments	$(31.6)	$29.0	$(10.9)	$76.6
Net realized gains (losses) on sales	60.4	(0.8)	55.9	(5.1)
Net (losses) gains on other financial instruments	(0.4)	(2.9)	0.2	(3.2)
Net gains on investments and other financial instruments	$28.4	$25.3	$45.2	$68.3
During the second quarter of 2015, we sold equity securities in our portfolio and reinvested the proceeds in assets that qualify as PMIERs-compliant Available Assets, recognizing pretax gains of $68.7 million.
Other Operating Expenses. Other operating expenses for the three and six months ended June 30, 2015, as compared to the same periods in 2014, reflect an increase due to the acquisition of Clayton in June 2014, partially offset by a reduction in the impact of the estimated fair value of cash-settled long-term equity-based incentive awards that are valued relative to Radian Group’s common stock price. Substantially all of these awards vested in June 2015. Therefore, although these awards have produced significant volatility due to their valuation relative to Radian Group’s common stock price, we do not expect the expense volatility from these awards in the future.
Interest Expense. In May 2014, we issued $300 million principal amount of 5.500% Senior Notes due June 2019, which resulted in increased interest expense for the three and six months ended June 30, 2015, compared to the same periods in 2014. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Loss on Induced Conversion and Debt Extinguishment. Our June 2015 purchases of Convertible Senior Notes due 2017 resulted in a loss on induced conversion and debt extinguishment of approximately $91.9 million in the second quarter of 2015, consisting of: (i) an inducement expense of approximately $35.5 million, representing the excess of the fair value of the total consideration delivered for the purchases of the convertible notes over the fair value of securities issuable pursuant to the original conversion terms; (ii) a loss on extinguishment of debt of approximately $52.3 million, representing the excess of the fair value over the carrying amount of the notes; and (iii) expenses totaling $4.1 million both for transaction costs on the conversion and for the remaining unamortized debt issuance costs on the purchased Convertible Senior Notes due 2017.
Amortization and Impairment of Intangible Assets. The amortization and impairment of intangible assets for the three and six months ended June 30, 2015 primarily reflects the amortization of intangible assets acquired as part of the Clayton acquisition.

Income Tax Provision (Benefit). The effective tax rate from continuing operations was 43.5% and 37.0% for the three and six months ended June 30, 2015, respectively, compared to (11.5)% and (13.4)% for the three and six months ended June 30, 2014. The change from our statutory tax rate of 35% for the three and six months ended June 30, 2015 was primarily due to the impact of the non-deductible portion of the premium associated with the purchases of our Convertible Senior Notes due 2017 and the impact of state and local income taxes. The primary change from the statutory tax rate for the six months ended June 30, 2015 also included the impact of the accounting standard regarding the accounting for uncertainty of income taxes. The change from our statutory tax rate of 35% for the three and six months ended June 30, 2014 was primarily due to changes in our overall valuation allowance against our deferred tax assets. Additionally, the three-month period ended June 30, 2014 was impacted by adjustments related to non-deductible compensation, and the six-month period ended June 30, 2014 reflects the impact of the accounting standard regarding the accounting for uncertainty of income taxes. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
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
Adjusted pretax operating income (loss) adjusts GAAP pretax income (loss) from continuing operations to remove the effects of: net gains (losses) on investments and other financial instruments; loss on induced conversion and debt extinguishment; acquisition-related expenses; amortization and impairment of intangible assets; and net impairment losses recognized in earnings.
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

(2)
Loss on induced conversion and debt extinguishment. Gains or losses on early extinguishment of debt or losses incurred to purchase our convertible debt prior to maturity are discretionary activities that are undertaken in order to take advantage of market opportunities to strengthen our financial and capital positions; therefore, these activities are not viewed as part of our operating performance. Such transactions do not reflect expected future operations and do not provide meaningful insight regarding our current or past operating trends. Therefore, these items are excluded from our calculation of adjusted pretax operating income (loss).

(3)
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

(4)
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
The following table provides a reconciliation of our non-GAAP financial measure for the consolidated company, adjusted pretax operating income, to the most comparable GAAP measure, pretax income from continuing operations:

Reconciliation of Consolidated Non-GAAP Financial Measure
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Adjusted pretax operating income (loss):
Mortgage Insurance (1)	$145,426	$74,630	$271,318	$159,349
Services	1,834	(523)	(157)	(1,252)
Total adjusted pretax operating income	147,260	74,107	271,161	158,097

Net gains on investments and other financial instruments (2)	28,448	25,512	45,227	68,619
Loss on induced conversion and debt extinguishment	(91,876)	—	(91,876)	—
Acquisition-related expenses	(567)	(6,732)	(774)	(6,732)
Amortization and impairment of intangible assets	(3,281)	—	(6,304)	—
Consolidated pretax income from continuing operations	$79,984	$92,887	$217,434	$219,984
________________________

(1)
For periods prior to the April 1, 2015 sale of Radian Asset Assurance, includes certain corporate income and expenses that have been reallocated to the Mortgage Insurance segment. These amounts represent items that were previously allocated to the former financial guaranty segment, but were not reclassified to discontinued operations. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

(2)
The change in expected economic loss or recovery associated with our previously-owned VIEs is included in adjusted pretax operating income above, although it represents amounts that are not included in net income. Therefore, for purposes of this reconciliation, net gains on investments and other financial instruments has been adjusted by $0.2 million and $0.3 million for the three and six months ended June 30, 2014 to reverse this item.

Results of Operations—Mortgage Insurance
Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014
The following table summarizes our Mortgage Insurance segment’s results of operations for the three and six months ended June 30, 2015 and 2014:

			$ Change			$ Change
	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
($ in millions)	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Adjusted pretax operating income (1)	$145.4	$74.6	$70.8	$271.3	$159.3	$112.0
Net premiums written—insurance	251.1	221.9	29.2	493.0	434.9	58.1
Net premiums earned—insurance	237.4	203.6	33.8	462.0	402.4	59.6
Net investment income	19.3	16.7	2.6	36.6	32.0	4.6
Provision for losses	31.6	64.6	33.0	77.5	114.3	36.8
Other operating expenses	54.4	53.4	(1.0)	98.2	107.0	8.8
Interest expense	20.1	22.3	2.2	40.0	42.3	2.3
________________________

(1)	Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments.
Adjusted Pretax Operating Income. Our Mortgage Insurance segment’s adjusted pretax operating income increased significantly for the three and six months ended June 30, 2015 compared to the comparable periods in 2014, primarily reflecting: (i) an increase in net premiums earned; and (ii) a reduction in provision for losses, as explained in more detail below.
NIW, IIF, RIF
A key component of our current business strategy is to grow our mortgage insurance business by writing insurance on high-quality mortgages in the U.S. Consistent with this objective, we wrote $11.8 billion and $21.1 billion of primary new mortgage insurance in the three and six months ended June 30, 2015, respectively, compared to $9.3 billion and $16.1 billion in the three and six months ended June 30, 2014, respectively.
The increase in NIW of more than 25% for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 is primarily attributable to an increase in mortgage originations overall, as well as originations with private mortgage insurance. During this time period, recovery in wage and job growth supported increased home purchase mortgage volume, and low interest rates continued to drive refinance activity at higher levels than in the comparable periods of 2014. At the same time, the penetration rates of both private mortgage insurers and the FHA in the overall insured mortgage market increased, resulting in a mortgage insurance market that is larger for the six months ended June 30, 2015 than for the same period in 2014. In January 2015, the FHA reduced its annual mortgage insurance premium by 50 basis points to approximately 85 basis points per year. The FHA’s upfront mortgage insurance premium was not changed. The FHA reduction on annual premiums may impact our ability to compete with the FHA on certain high LTV loans to borrowers with FICO scores below 720. While the overall mortgage insurance market has increased during the first six months of 2015, the FHA’s market share has increased relative to the aggregate market share of private mortgage insurers. While it remains difficult to project future NIW, based on our growth in NIW during the first half of 2015 and current mortgage origination projections from the Mortgage Bankers Association and other sources, we continue to expect that our new business volume for 2015 will exceed our 2014 level of $37.3 billion.

Since 2009, virtually all of our new mortgage insurance business production has been prime business. In addition, FICO scores for the borrowers of these insured mortgages are higher, and the average LTV on these mortgages is lower compared to mortgages in our Legacy Portfolio. Our portfolio of business written since 2009 has been steadily increasing in proportion to our total primary RIF. As of June 30, 2015, our 2009 through 2015 portfolios accounted for approximately 72% of our total primary RIF, compared to 69% at December 31, 2014. The loans from our 2009 and later origination years possess significantly improved credit characteristics compared to our Legacy Portfolio. The growth of our portfolio written beginning in 2009, together with continued improvement in the portfolio as a result of HARP refinancings (discussed below), among other things, has contributed to the significant improvement in the credit quality of our overall mortgage insurance portfolio. Because our expected future losses on our mortgage insurance portfolio written since 2009 are significantly lower than those experienced on our Legacy Portfolio, the changing composition of our overall mortgage insurance portfolio has led to improvements in our Mortgage Insurance segment’s operating profitability.
In 2009, the GSEs began offering the Home Affordable Refinance Program (“HARP”), which allows a borrower who is not delinquent to refinance a mortgage if the borrower has been unable to take advantage of lower interest rates because the borrower’s home has decreased in value. We exclude HARP loans from our NIW for the period in which the refinance occurs. During the six months ended June 30, 2015, new HARP loans accounted for $0.5 billion of newly refinanced loans that were not included in Radian Guaranty’s NIW for the period, compared to $1.1 billion for the same period of 2014.
The following tables provide selected information as of and for the periods indicated related to mortgage insurance NIW, RIF and IIF. Primary RIF and IIF amounts at June 30, 2015 include $378 million and $1.5 billion, respectively, related to loans that are subject to the Freddie Mac Agreement. Although we no longer have future claim liability on these loans, we continue to receive premiums on the related loans and the insurance remains in force; therefore, these loans are included in our primary RIF and IIF.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Total Primary NIW	$11,751	$9,322	$21,136	$16,130
The level of our refinance originations has increased and the purchase origination volume as a percentage of our total NIW has decreased during the three and six months ended June 30, 2015 compared to the same periods of 2014. Because purchase borrowers tend to have lower FICO scores and higher LTV ratios than refinancings, the FICO score distribution of our NIW has generally remained heavily concentrated in relatively higher level FICO scores and the LTV distribution of our NIW has generally become more concentrated in relatively lower LTV categories.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2015		2014		2015		2014
Total primary NIW by FICO Score
>=740	$7,405	63.0%	$5,769	61.9%	$13,373	63.3%	$10,114	62.7%
680-739	3,615	30.8	2,927	31.4	6,460	30.5	4,968	30.8
620-679	731	6.2	626	6.7	1,303	6.2	1,048	6.5
Total Primary	$11,751	100.0%	$9,322	100.0%	$21,136	100.0%	$16,130	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Percentage of primary NIW
Monthly premiums	68%	76%	66%	75%
Single premiums	32%	24%	34%	25%

Refinances	23%	13%	27%	15%

LTV
95.01% and above	3.2%	0.2%	2.5%	0.5%
90.01% to 95.00%	49.4%	53.9%	49.0%	53.0%
85.01% to 90.00%	34.0%	34.5%	33.7%	34.5%
80.01% to 85.00%	13.4%	11.4%	14.8%	12.0%

Primary risk written	$2,963	$2,378	$5,278	$4,100

($ in millions)	June 30, 2015			December 31, 2014		June 30, 2014
Primary IIF
Flow	$164,137	95.0%		$162,302	94.5%	$155,604	94.3%
Structured	8,555	5.0		9,508	5.5	9,385	5.7
Total Primary	$172,692	100.0%		$171,810	100.0%	$164,989	100.0%

Prime	$161,397	93.4%		$159,647	92.9%	$151,865	92.0%
Alt-A	6,857	4.0		7,412	4.3	8,014	4.9
A minus and below	4,438	2.6		4,751	2.8	5,110	3.1
Total Primary	$172,692	100.0%		$171,810	100.0%	$164,989	100.0%

Persistency (12 months ended) (1)		80.1%	(2)		84.2%		83.9%
_____________________

(1)
Effective March 31, 2015, we refined our persistency calculation to incorporate loan level detail rather than aggregated portfolio data. Prior periods have been recalculated and reflect the current calculation methodology.

(2)
Persistency decreased primarily as a result of the cancellations of Single Premium policies due to prepayments that servicers had not previously reported to Radian. See Net Premiums Written and Earned below for the corresponding impact on premiums earned.

($ in millions)	June 30, 2015		December 31, 2014		June 30, 2014
Primary RIF
Flow	$41,706	95.5%	$41,071	95.0%	$39,139	94.8%
Structured	1,957	4.5	2,168	5.0	2,131	5.2
Total Primary	$43,663	100.0%	$43,239	100.0%	$41,270	100.0%

Prime	$40,963	93.8%	$40,326	93.3%	$38,124	92.4%
Alt-A	1,588	3.6	1,720	4.0	1,863	4.5
A minus and below	1,112	2.6	1,193	2.7	1,283	3.1
Total Primary	$43,663	100.0%	$43,239	100.0%	$41,270	100.0%

($ in millions)	June 30, 2015		December 31, 2014		June 30, 2014
Total primary RIF by FICO score
>=740	$24,778	56.7%	$24,511	56.7%	$23,209	56.2%
680-739	13,131	30.1	12,817	29.6	12,078	29.3
620-679	4,880	11.2	4,973	11.6	4,974	12.1
<=619	874	2.0	938	2.1	1,009	2.4
Total Primary RIF	$43,663	100.0%	$43,239	100.0%	$41,270	100.0%

Primary RIF on defaulted loans	$1,753		$2,089		$2,270

($ in millions)	June 30, 2015		December 31, 2014		June 30, 2014
Percentage of primary RIF
Refinances	25%		26%		27%
Loan Type:
Fixed	95.7%		95.2%		94.6%
Adjustable rate mortgages
Less than five years	1.5%		1.7%		2.0%
Five years and longer	2.8%		3.1%		3.3%

Total primary RIF by LTV
95.01% and above	$3,340	7.6%	$3,547	8.2%	$3,835	9.3%
90.01% to 95.00%	21,398	49.0	20,521	47.5	18,637	45.1
85.01% to 90.00%	15,103	34.6	15,307	35.4	14,963	36.3
85.00% and below	3,822	8.8	3,864	8.9	3,835	9.3
Total Primary	$43,663	100.0%	$43,239	100.0%	$41,270	100.0%

($ in millions)	June 30, 2015		December 31, 2014		June 30, 2014
Total primary RIF by policy year
2005 and prior	$3,189	7.3%	$3,540	8.2%	$3,927	9.5%
2006	1,841	4.2	2,001	4.6	2,157	5.2
2007	4,188	9.6	4,592	10.6	4,890	11.8
2008	3,065	7.0	3,394	7.9	3,660	8.9
2009	884	2.0	1,081	2.5	1,267	3.1
2010	741	1.7	925	2.1	1,068	2.6
2011	1,495	3.5	1,809	4.2	2,051	5.0
2012	5,688	13.0	6,534	15.1	7,229	17.5
2013	9,071	20.8	10,265	23.8	10,965	26.6
2014	8,291	19.0	9,098	21.0	4,056	9.8
2015	5,210	11.9	—	—	—	—
Total Primary	$43,663	100.0%	$43,239	100.0%	$41,270	100.0%
Net Premiums Written and Earned.  Net premiums written increased for the three and six months ended June 30, 2015, compared to the same periods of 2014, primarily due to an increase in NIW in the three and six months ended June 30, 2015.

Net premiums earned increased for the three and six months ended June 30, 2015, compared to the same periods of 2014, primarily as a result of the impact of the acceleration of the recognition of premiums on Single Premium Policies that were cancelled during the 2015 periods due to: (i) increased refinance activity in 2015; and (ii) prepayments that servicers had not previously reported to Radian. For the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, the increase in premiums earned on Single Premium Policies was approximately $24.0 million and $43.4 million, respectively, in large part due to this acceleration. Also impacting premiums in both periods of 2015 compared to 2014 was an increase in premiums due to decreased reinsurance cessions related to the runoff of captive reinsurance and a decline in balances ceded under the QSR Transactions. In addition, our results for the three and six months ended June 30, 2015 include an accrual of $5.8 million for a potential profit commission, based on experience to date for the Second QSR Transaction, because we expect to exercise our option to recapture half of the ceded risk on December 31, 2015. Net premiums earned in both periods of 2015 also reflect our increased level of IIF.
Our expected rate of return on our Single Premium Policies is lower than on our Monthly Premium Policies. Assuming all other factors remain constant, if loans prepay earlier than expected, then our profitability on Single Premium Policies will be higher than anticipated. If loans are repaid later than expected, however, our profitability on Single Premium Policies will be lower than anticipated. Prepayment speeds, which are impacted by changes in interest rates, among other factors, impact the expected profitability of our Monthly Premium Policies in the opposite direction. For our Monthly Premium Policies, earlier than anticipated prepayments reduce profitability. As a result, the ultimate profitability of our business is affected by the impact of mortgage prepayment speeds on the mix of business we write. Because prepayment speeds are difficult to project, our strategy has been to write a mix of Single Premium Policies and Monthly Premium Policies, which we believe balances the overall impact on our results if actual prepayment speeds are significantly different from expectations. During the remainder of 2015, we expect our percentage of Single Premium Policy NIW to decrease from our level during the first half of 2015, based on a reduction in the level of refinanced mortgages, competitive factors and the mix of business that our mortgage originator customers generate. See Overview—Operating Environment and Business Strategy for more information.

Throughout this report, unless otherwise noted, RIF includes the amount ceded through reinsurance. The following table provides additional information about our QSR Transactions and our captive transactions.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2015	2014	2015	2014
Initial QSR Transaction
Ceded premiums written	$3,822	$5,046	$7,889	$10,350
% of premiums written	1.5%	2.1%	1.5%	2.2%
Ceded premiums earned	$6,424	$6,803	$12,443	$13,610
% of total premiums	2.6%	3.1%	2.5%	3.1%
Ceding commissions written	$828	$1,262	$1,708	$2,588
RIF included in Initial QSR Transaction (1)	$954,673	$1,234,975

Second QSR Transaction
Ceded premiums written	$395	$8,072	$6,923	$15,365
% of premiums written	0.2%	3.4%	1.4%	3.3%
Ceded premiums earned	$3,039	$7,197	$11,808	$13,782
% of total premiums	1.2%	3.3%	2.4%	3.2%
Ceding commissions written	$2,154	$2,825	$4,439	$5,378
RIF included in Second QSR Transaction (1)	$1,440,312	$1,447,088

First-Lien Captives
Premiums earned ceded to captives	$2,700	$3,314	$5,285	$6,822
% of total premiums	1.1%	1.5%	1.1%	1.6%
IIF subject to captives (2)	2.4%	3.3%
RIF subject to captives (3)	2.2%	3.1%
__________________

(1)	RIF ceded under QSR Transactions and included in primary RIF.

(2)	IIF on captives as a percentage of total IIF.

(3)	RIF on captives as a percentage of total RIF.
Provision for Losses. Our mortgage insurance provision for losses decreased for the three and six months ended June 30, 2015, compared to the same periods of 2014. The following table details the financial impact of the significant components of our provision for losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
New defaults	$59.8	$74.4	$102.4	$129.2
Existing defaults, Second-liens, LAE and other (1)	(28.2)	(9.8)	(24.9)	(14.9)
Provision for losses	$31.6	$64.6	$77.5	$114.3
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

Our mortgage insurance provision for losses for the three and six months ended June 30, 2015 decreased by $33.0 million and $36.8 million, respectively, as compared to the same periods in 2014. Reserves established for new default notices were the primary driver of our total incurred loss for the first six months of 2015. The impact to incurred losses from default notices reported in the first half of 2015 was partially mitigated by favorable reserve development on prior year defaults, which was driven primarily by a reduction in certain Default to Claim Rate assumptions based on observed trends of higher Cures than were previously estimated. We experienced similar favorable development related to incurred losses from prior year defaults during the first six months of 2014.
Our primary default rate at June 30, 2015 was 4.3% compared to 5.2% at December 31, 2014. Our primary defaulted inventory comprised 37,676 loans at June 30, 2015, compared to 45,319 loans at December 31, 2014, representing a 16.9% decrease. The reduction in our primary defaulted inventory is the result of the total number of defaulted loans: (1) that have cured; (2) for which claim payments have been made; and (3) that have resulted in net Rescissions and Claim Denials, collectively exceeding the total number of new defaults on insured loans. New primary defaults decreased by 13% and 14% for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. Although significant uncertainty remains, we currently expect total new defaults for 2015 to continue to decrease as compared to 2014.
The following table shows the number of primary loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	June 30, 2015	December 31, 2014	June 30, 2014
Default Statistics—Primary Insurance:
Total Primary Insurance
Prime
Number of insured loans	802,719	797,436	764,508
Number of loans in default	23,237	28,246	30,012
Percentage of loans in default	2.89%	3.54%	3.93%
Alt-A
Number of insured loans	35,927	38,953	41,846
Number of loans in default	6,949	8,136	9,299
Percentage of loans in default	19.34%	20.89%	22.22%
A minus and below
Number of insured loans	34,224	36,688	39,180
Number of loans in default	7,490	8,937	9,593
Percentage of loans in default	21.89%	24.36%	24.48%
Total Primary
Number of insured loans	872,870	873,077	845,534
Number of loans in default (1)	37,676	45,319	48,904
Percentage of loans in default	4.32%	5.19%	5.78%
______________________

(1)
Excludes 3,246, 4,467 and 5,238 loans that are in default at June 30, 2015, December 31, 2014 and June 30, 2014, respectively, that are subject to the Freddie Mac Agreement, and for which we no longer have claims exposure.

The following table shows a rollforward of our primary loans in default:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning default inventory	40,440	53,119	45,319	60,909
Plus: New defaults (1)	10,006	11,454	20,259	23,567
Less: Cures (1)	9,591	10,930	21,180	24,575
Less: Claims paid (2) (3)	3,891	4,698	7,823	10,747
Less: Rescissions (4)	35	61	74	120
Less: Claim (Reinstatements) Denials (5)	(25)	(16)	(67)	49
Less: Net (Reinstatements), Rescissions or Claim Denials related to the BofA Settlement Agreement (6)	(722)	(4)	(1,108)	81
Ending default inventory	37,676	48,904	37,676	48,904
__________________

(1)
Amounts reflected are compiled monthly based on reports received from loan servicers. The number of new defaults and Cures presented includes the following monthly defaults that both defaulted and cured within the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Intra-period new defaults	3,877	4,271	12,010	13,382

(2)	Includes those charged to a deductible or captive.

(3)	Includes 1,315 and 2,790 claim payments related to the BofA Settlement Agreement for the three and six months ended June 30, 2015, respectively.

(4)	Net of any previous Rescissions that were reinstated during the period. Such reinstated Rescissions may ultimately result in a paid claim.

(5)	Net of any Claim Denials that were reinstated during the period. Such previously denied but reinstated claims are generally reviewed for possible Rescission prior to any claim payment.

(6)
Includes Rescissions, Claim Denials and Reinstatements on the population of loans subject to the BofA Settlement Agreement. Net (Reinstatements), Rescissions or Claim Denials related to the BofA Settlement Agreement prior to the February 1, 2015 Implementation Date represent such activities on loans that subsequently became subject to the BofA Settlement Agreement.

Our aggregate weighted average Default to Claim Rate assumption (net of Claim Denials and Rescissions) used in estimating our primary reserve for losses declined slightly to 50% (45% excluding pending claims) at June 30, 2015, compared to 52% at December 31, 2014. The change in our Default to Claim Rate resulted primarily from a decrease in the proportion of pending claims, which have higher Default to Claim Rates, and a decrease in the assumed Default to Claim Rate for new defaults, as described below. We develop our Default to Claim Rate estimates on defaulted loans based on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. Our Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans, as measured by the progress toward foreclosure sale and the number of months in default. During the six months ended June 30, 2015, we reduced our gross Default to Claim Rate assumption for new primary defaults from 16% to 14% due to continued improvement in actual claim development trends. As of June 30, 2015, our gross Default to Claim Rates on our primary portfolio ranged from 14% for new defaults, to approximately 65% for defaults not in Foreclosure Stage, and 81% for Foreclosure Stage Defaults.

The following tables show additional information about our primary loans in default as of the dates indicated:

	June 30, 2015
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 2nd Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	9,668	25.7%	184	33.3%	$117,029	12.0%
Four to eleven payments	8,433	22.4	656	18.0	159,768	16.3
Twelve payments or more	15,725	41.7	3,416	4.8	508,581	51.9
Pending claims	3,850	10.2	N/A	1.2	194,114	19.8
Total	37,676	100.0%	4,256		979,492	100.0%
IBNR and other					125,038
LAE					48,141
Total primary reserve					$1,152,671

Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Severity %
54%	50%	105%

	December 31, 2014
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	11,192	24.7%	174	30.6%	$142,503	11.9%
Four to eleven payments	10,413	23.0	695	15.8	195,440	16.3
Twelve payments or more	18,071	39.9	3,984	3.9	593,466	49.5
Pending claims	5,643	12.4	N/A	0.8	266,826	22.3
Total	45,319	100.0%	4,853		1,198,235	100.0%
IBNR and other					223,114
LAE					56,164
Total primary reserve					$1,477,513

Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Severity %
57%	52%	104%
______________________
N/A – Not applicable
We considered the sensitivity of our loss reserve estimates at June 30, 2015 by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point change in primary Claim Severity (which we estimate to be 105% of our risk exposure at June 30, 2015), we estimated that our total loss reserve would change by approximately $9 million at June 30, 2015. For every one percentage point change in our primary net Default to Claim Rate (which we estimate to be 50% at June 30, 2015, including our assumptions related to Rescissions and Claim Denials), we estimated a change of approximately $19 million in our primary loss reserve at June 30, 2015.

Our net Default to Claim Rate and loss reserve estimate incorporate our future expectations with respect to future Claim Denials and Rescissions. These expectations are based on our recent experience with respect to the number of claims that have been denied due to the policyholder’s failure to submit sufficient documentation to perfect a claim within the time period permitted under our Master Policies and also our recent experience with respect to the number of insurance certificates that have been rescinded due to fraud, underwriter negligence or other factors. As of June 30, 2015, we have adjusted these estimates to reflect the expected impact of the BofA Settlement Agreement. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements.
The following table illustrates the amount of First-lien claims submitted to us for payment that were rescinded or denied, for the periods indicated, net of any Reinstatements of previous Rescissions or Claim Denials, within each period. Net (Reinstatements), Rescissions or Claim Denials related to the BofA Settlement Agreement represent such activities, prior to the February 1, 2015 Implementation Date, on loans that subsequently became subject to the BofA Settlement Agreement.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Rescissions, net	$3.4	$7.6	$7.2	$14.0
Claim Denials, net	3.6	6.4	9.2	25.3
Net (Reinstatements), Rescissions or Claim Denials related to the BofA Settlement Agreement	(47.1)	(2.5)	(71.2)	0.5
Net First-lien claims submitted for payment that were (reinstated), rescinded or denied (1)	$(40.1)	$11.5	$(54.8)	$39.8
__________________

(1)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.
The following table illustrates the impact of estimated future Rescissions and Claim Denials (net of estimated Reinstatements) on our loss reserve estimates as of the dates indicated:

(In millions)	June 30, 2015	December 31, 2014	June 30, 2014
Decrease to our loss reserve due to estimated future Rescissions and Claim Denials	$108	$125	$192
The impact to our reserve due to estimated future Rescissions and Claim Denials incorporates our expectations regarding the number of policies that we expect to be reinstated as a result of our claims rebuttal process (see below for more information). The level of Rescissions and Claim Denials has been declining in recent periods as our defaulted Legacy Portfolio continues to decline, and we expect this trend to continue.

The table below shows details related to the number of rescinded policies and denied claims for primary loans, excluding loans subject to the Freddie Mac Agreement, for the periods indicated. Net Reinstatements (Rescissions) related to the BofA Settlement Agreement prior to the February 1, 2015 Implementation Date represent such activities on loans that subsequently became subject to the BofA Settlement Agreement.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Rescinded policies:
Rescinded	(37)	(78)	(78)	(154)
Reinstated	2	17	4	34
Net Reinstatements (Rescissions) related to the BofA Settlement Agreement	114	(105)	451	(227)
Denied claims:
Denied	(277)	(518)	(581)	(1,301)
Reinstated	302	534	648	1,252
Net Reinstatements related to the BofA Settlement Agreement	608	109	657	146
Total Net Reinstatements (Rescissions and Claim Denials)	712	(41)	1,101	(250)
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
We expect that a portion of previous Rescissions will be reinstated and previous Claim Denials will be resubmitted with the required documentation and ultimately paid; therefore, we have incorporated this expectation into our IBNR reserve estimate. Our IBNR reserve estimate was $66.7 million and $163.6 million at June 30, 2015 and December 31, 2014, respectively. We began to implement the BofA Settlement Agreement in the first quarter of 2015, which resulted in a significant decrease in our IBNR reserve estimate at June 30, 2015 as compared to December 31, 2014, due to the reinstatement and payment during the period of certain previous Rescissions and Claim Denials on Subject Loans in accordance with the terms of the agreement. As of June 30, 2015, the IBNR reserve estimate of $66.7 million included approximately $46.9 million for loans subject to the BofA Settlement Agreement. This amount compares to approximately $133.0 million in IBNR reserves for loans subject to the BofA Settlement Agreement as of December 31, 2014.
The remaining IBNR reserve at June 30, 2015 included an estimate of future Reinstatements of previous Claim Denials, Rescissions and Claim Curtailments of $10.8 million, $0.6 million, and $2.2 million, respectively. These reserves relate to approximately $65.1 million of claims that were denied within the preceding 12 months, approximately $67.2 million of policies rescinded within the preceding 24 months, and approximately $28.3 million of Claim Curtailments within the preceding 24 months.

The following table shows information regarding our reserve for losses as of the dates indicated:

(In thousands)	June 30, 2015	December 31, 2014
Reserve for losses by category:
Prime	$562,918	$700,174
Alt-A	256,854	292,293
A minus and below	148,043	179,103
IBNR and other	125,038	223,114
LAE	48,141	56,164
Reinsurance recoverable (1)	11,677	26,665
Total primary reserve	1,152,671	1,477,513
Pool	47,902	75,785
IBNR and other	891	1,775
LAE	2,353	3,542
Total pool reserve	51,146	81,102
Total First-lien reserve	1,203,817	1,558,615
Second-lien and other (2)	975	1,417
Total reserve for losses	$1,204,792	$1,560,032
__________________

(1)	Primarily represents ceded losses on captive transactions and the QSR Transactions.

(2)	Does not include Second-lien PDR.

Our primary reserve per default (calculated as primary reserve excluding IBNR and other divided by primary defaults) was $27,279 and $27,683 at June 30, 2015 and December 31, 2014, respectively.
Total mortgage insurance claims paid of $212.0 million and $419.1 million for the three and six months ended June 30, 2015, respectively, have decreased from claims paid of $240.3 million and $547.2 million for the three and six months ended June 30, 2014, respectively, primarily due to the overall decline in defaulted loans and ongoing reduction in pending claims. However, claims paid in the first half of 2015 are elevated as they include $174.6 million of the expected $250 million of claim payments associated with the BofA Settlement Agreement. We expect the remaining approximately $75 million of claim payments associated with the BofA Settlement Agreement to be paid by the end of 2015 and currently expect total claims paid to be between $600 million and $700 million in 2015, including the claims related to the BofA Settlement Agreement.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. Claim Curtailments due to servicer noncompliance with our insurance policies and servicing guidelines impact the severity of our claim payments. Claim Curtailments due to servicer noncompliance with our insurance policies and servicing guidelines were approximately $4.0 million and $11.3 million for the three and six months ended June 30, 2015, respectively, compared to approximately $12.7 million and $26.8 million, for the three and six months ended June 30, 2014, respectively.

The following table shows claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net claims paid (1):
Prime	$83,489	$159,335	$159,675	$354,781
Alt-A	23,260	37,368	43,259	83,961
A minus and below	14,965	26,675	30,106	60,268
Total primary claims paid	121,714	223,378	233,040	499,010
Pool	10,798	16,362	19,672	47,225
Second-lien and other	(53)	511	(164)	1,238
Subtotal	132,459	240,251	252,548	547,473
Impact of captive terminations	—	—	(12,000)	(1,156)
Impact of settlements	79,557	—	178,563	875
Total net claims paid	$212,016	$240,251	$419,111	$547,192

Average net claim paid (2):
Prime	$48.1	$46.3	$46.3	$45.1
Alt-A	59.5	55.9	56.8	55.6
A minus and below	40.1	37.8	38.4	37.4
Total average net primary claim paid	48.7	46.4	46.7	45.5
Pool	69.7	63.4	63.3	61.3
Second-lien and other	(3.5)	16.5	(6.8)	18.7
Total average net claim paid	$49.6	$47.0	$47.4	$46.3

Average direct primary claim paid (2) (3)	$49.6	$47.4	$47.6	$45.8
Average total direct claim paid (2) (3)	$50.4	$48.0	$48.3	$46.6
__________________

(1)	Net of reinsurance recoveries.

(2)	Calculated without giving effect to the impact of the termination of captive transactions and settlements.

(3)	Before reinsurance recoveries.
Other Operating Expenses. Our other operating expenses for the three and six months ended June 30, 2015, compared to the same periods in 2014, reflect a reduction in the impact of changes in the estimated fair value of cash-settled long-term equity-based incentive awards that are valued, in large part, relative to the price of Radian Group common stock. Substantially all of these awards vested in June 2015. Therefore, although these awards have produced significant volatility in the past due to their valuation relative to Radian Group’s common stock price, now that substantially all of the awards have vested, this expense volatility is not expected in the future.
Operating expenses include $2.1 million for the six months ended June 30, 2015, and $4.4 million and $8.6 million for the three and six months ended June 30, 2014, respectively, as a result of the reallocation of financial guaranty segment expenses that were not allocated to discontinued operations.
Interest Expense. These amounts reflect the allocated portion of interest on Radian Group’s long-term debt, excluding the Senior Notes due 2019, which decreased in the three and six months ended June 30, 2015 compared to the same periods in 2014 as a result of the optional redemption of a portion of our notes in 2014. Interest expense allocated to the Mortgage Insurance segment also includes $9.9 million for the six months ended June 30, 2015, and $15.9 million and $30.5 million for the three and six months ended June 30, 2014, respectively, as a result of the reallocation of financial guaranty segment interest expense that was not allocated to discontinued operations.

Results of Operations—Services
Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014
The following table summarizes our Services segment’s results of operations for the three and six months ended June 30, 2015 and 2014:

			$ Change			$ Change
	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
($ in millions)	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Adjusted pretax operating income (loss) (1)	$1.8	$(0.5)	$2.3	$(0.2)	$(1.3)	$1.1
Services revenue	44.6	—	44.6	76.1	—	76.1
Direct cost of services	25.5	—	(25.5)	44.7	—	(44.7)
Gross profit on services	19.1	—	19.1	31.4	—	31.4
Other operating expenses	12.8	0.6	(12.2)	22.7	1.5	(21.2)
Interest expense	4.4	—	(4.4)	8.9	—	(8.9)
________________________

(1)	Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments.
The Services segment’s results primarily comprise the operations of Clayton from the June 30, 2014 date of acquisition. The Services segment is a fee-for-service business, with revenue primarily derived from: (i) loan review and due diligence services; (ii) surveillance services, including RMBS surveillance, loan servicer oversight, loan-level servicing compliance reviews and operational reviews of mortgage servicers and originators; (iii) valuation and component services providing outsourcing and technology solutions for the single family rental and residential real estate markets; (iv) REO asset management services; and (v) EuroRisk mortgage services in the United Kingdom and Europe. The top 10 customers of the Services segment generated approximately 54% of the services revenue for the six months ended June 30, 2015. The largest single customer generated approximately 13% of the services revenue for the six months ended June 30, 2015.
Direct cost of services primarily consists of employee compensation and related payroll benefits, and, to a lesser extent, other direct costs of providing services such as travel and related expenses incurred in providing client services and costs paid to outside vendors. Direct cost of services is primarily affected by the level of services being provided and, therefore, is correlated to the level of services revenue. For the three and six months ended June 30, 2015, our services revenues were $44.6 million and $76.1 million, respectively, and our gross profit on services represented approximately 43% and 41%, respectively, of our services revenues.
Other operating expenses primarily consist of compensation costs not classified as direct cost of services because they are related to employees, such as sales and corporate employees, who are not directly involved in providing client services. For both the three and six months ended June 30, 2015, compensation-related costs represented approximately 58% of the segment’s operating expenses. Other operating expenses also include other selling, general and administrative expenses, depreciation, and allocations of corporate general and administrative expenses. Other operating expenses for the three and six months ended June 30, 2015 include an allocation of corporate operating expenses of $1.3 million and $2.3 million, respectively.
For the three and six months ended June 30, 2015, interest expense represents all of the interest expense related to our Senior Notes due 2019, the proceeds of which were used to fund our acquisition of Clayton.

Off-Balance Sheet Arrangements
There have been no material changes in the off-balance sheet arrangements specified in our 2014 Form 10-K.
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business in our contractual obligations and commitments specified in our 2014 Form 10-K, except as follows:

•
In June 2015, Radian Group issued $350 million aggregate principal amount of Senior Notes due 2020 and received net proceeds of approximately $344.3 million. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

•
In June 2015 Radian Group entered into privately negotiated agreements with certain of the holders of a portion of its outstanding Convertible Senior Notes due 2017 to purchase an aggregate principal amount of $389.1 million of Convertible Senior Notes due 2017 for a combination of cash and shares of Radian Group common stock. Radian Group funded the purchases with $126.8 million in cash (plus accrued and unpaid interest due on the purchased notes) and by issuing to the sellers approximately 28.4 million shares of Radian Group common stock. Following this action, approximately $60.9 million of the principal amount of the Convertible Senior Notes due 2017 remain outstanding. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

•
On June 18, 2015, Radian Group entered into an ASR program to repurchase an aggregate of approximately $202 million of Radian Group common stock. During the three-month period ended June 30, 2015, 9.2 million initial shares were repurchased under this program. As of June 30, 2015, the total payment of $202 million pursuant to our ASR program has been funded. However, under this program, the total number of shares ultimately delivered to Radian Group will be based on the average of the daily volume-weighted average price of Radian Group common stock during the term of the transaction, less a negotiated discount and subject to certain other adjustments pursuant to the terms and conditions of the program. If the adjusted average price of Radian Group common stock during the term of the transaction is higher than the initial repurchase price, Radian Group may be required to make an adjustment payment, which it may make, at its election, in cash or in shares of Radian Group common stock. If an adjustment payment is required from the counterparty, the counterparty may be required to deliver to Radian Group additional shares of Radian Group common stock or, at our election under certain circumstances, a combination of Radian Group common stock and cash. Final settlement of the ASR program is expected to occur in October 2015, and may occur earlier at the option of the counterparty to the agreement.

Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
Radian Group serves as the holding company for our insurance and other subsidiaries and does not have any significant operations of its own. At June 30, 2015, Radian Group had immediately available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of approximately $735 million, which excludes certain additional cash and liquid investments that have been advanced from our subsidiaries for corporate expenses and interest payments.
During the second quarter of 2015, Radian Group successfully completed a series of transactions for the purpose of strengthening its capital position, including to reduce its overall cost of capital and improve the maturity profile of its debt. This series of transactions had four components:

•	the issuance of $350 million aggregate principal amount of Senior Notes due 2020 for net proceeds of approximately $344.3 million;

•
the purchases of approximately $389.1 million aggregate principal amount of its Convertible Senior Notes due 2017, for a combination of approximately $126.8 million in cash and 28.4 million shares of Radian Group common stock;

•
the termination of a corresponding portion of the capped call transactions related to the purchased Convertible Senior Notes due 2017, as a result of which we received consideration of 2.3 million shares of Radian Group common stock and $12.0 million in cash; and

•	the entry into an ASR program to repurchase an aggregate of $202 million of Radian Group common stock, resulting in the repurchase of 9.2 million initial shares in June 2015.

These transactions resulted in a combined net increase in holding company liquidity of $24.3 million. See Notes 10 and 16 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the individual transactions.
In addition, on April 1, 2015, upon completion of the sale of Radian Asset Assurance, our holding company liquidity increased by approximately $45 million due to the release of funds held in a separate escrow account.
Radian Group’s principal liquidity demands for the next 12 months are expected to include: (i) additional capital support for our mortgage insurance subsidiaries; (ii) the payment of corporate expenses; (iii) interest payments on our outstanding long-term debt; (iv) potential investments to support our strategy of growing our businesses; and (v) the payment of dividends on our common stock.
On a quarterly basis, we evaluate whether the conversion threshold requirements for our Convertible Senior Notes due 2017 and our Convertible Senior Notes due 2019 have been met. As of June 30, 2015, the holders of our Convertible Senior Notes due 2017 and of our Convertible Senior Notes due 2019 are able to exercise their conversion rights during the three-month period ending September 30, 2015. We may elect, in our sole discretion, to settle any converted notes in the form of cash, and in the case of the Convertible Senior Notes due 2017, the principal amount must be settled in cash. We do not expect holders to exercise a significant amount of these conversion rights prior to maturity. See Note 11 of Notes to Consolidated Financial Statements in our 2014 Form 10-K for further information.
As of June 30, 2015, the total payment of $202 million pursuant to our ASR program has been funded. However, the total number of shares ultimately delivered to Radian Group will be based on the average of the daily volume-weighted average price of Radian Group common stock during the term of the transaction, less a negotiated discount and subject to certain other adjustments pursuant to the terms and conditions of the program. If the adjusted average price of Radian Group common stock during the term of the transaction is higher than the initial repurchase price, Radian Group may be required to make an adjustment payment, which it may make, at its election, in cash or in shares of Radian Group common stock. The final settlement of our ASR program is expected to occur in October 2015, and may occur earlier at the option of the counterparty to the agreement.
In addition to existing available cash and marketable securities, payments made to Radian Group under expense-sharing arrangements with our subsidiaries, as further discussed below, represent Radian Group’s principal source of cash to fund short-term liquidity needs. In addition, Radian Group expects to receive a modest amount of dividends from Clayton, to the extent available.
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on most of our outstanding long-term debt. Payments of such corporate expenses for the next 12 months, excluding interest payments on our long-term debt, are expected to be approximately $59.3 million, all of which is expected to be reimbursed by our subsidiaries under our existing expense-sharing arrangements. For the same period, payments of interest on our long-term debt are expected to be approximately $63.1 million, a significant portion of which is expected to be reimbursed by our subsidiaries under our existing expense-sharing arrangements. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be modified or revoked at any time.
Capital Support for Subsidiaries. On April 17, 2015, the FHFA issued the final PMIERs, setting forth revised requirements for private mortgage insurers, including Radian Guaranty, to remain eligible insurers of loans purchased by the GSEs. On June 30, 2015, the GSEs updated the PMIERs Financial Requirements to increase the amount of Available Assets that must be held by a private mortgage insurer for loans originated on or after January 1, 2016 that are insured under lender-paid mortgage insurance policies not subject to automatic termination under the HPA. Once the PMIERs become effective for existing eligible mortgage insurers on December 31, 2015, the PMIERs Financial Requirements will replace the capital adequacy standards under the current GSE eligibility requirements. See Note 1 in Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
The final PMIERs Financial Requirements included significant changes to the Minimum Required Asset calculations from those originally published in the proposed PMIERs, with those changes primarily impacting the performing 2005 through 2008 vintage loans, as well as pool insurance. These changes resulted in a significant decrease to Radian Guaranty’s estimated Minimum Required Assets as compared to the originally estimated amount under the proposed PMIERs Financial Requirements.

Based on our current estimates of Radian Guaranty’s Available Assets and Minimum Required Assets as of June 30, 2015, we expect that Radian Guaranty will have the ability to immediately comply with the PMIERs Financial Requirements through one or more future contributions of a portion of our holding company liquidity to Radian Guaranty and its affiliated reinsurers. Based on our June 30, 2015 estimates, a holding company contribution of approximately $330 million would be required to allow Radian Guaranty to comply with the PMIERs. This estimated contribution assumes that we: (i) convert approximately $80 million of existing liquid assets into PMIERS-compliant Available Assets; and (ii) as currently expected, receive GSE approval for the amendments to our existing quota-share reinsurance arrangements and receive full PMIERs benefit of approximately $145 million for these arrangements. Based on our projections of Radian Guaranty’s Available Assets and Minimum Required Assets as of the December 31, 2015 effective date, we expect that the amount of holding company contribution required for Radian Guaranty to comply with the PMIERs Financial Requirements as of that date will decrease from the amount calculated as of June 30, 2015.
The amount of holding company liquidity that we may contribute to Radian Guaranty and its affiliated reinsurers during the next 12 months to allow Radian Guaranty to comply with the final PMIERS (as updated on June 30, 2015) may depend upon, among other things: (1) our ability to receive, as currently expected, GSE approval for the amendments to our existing reinsurance arrangements and receive the full PMIERs benefit for these arrangements; (2) whether we elect to convert certain liquid assets into PMIERs-compliant Available Assets; (3) the product mix of our NIW and factors affecting the performance of our mortgage insurance business, including our level of defaults, prepayments, the losses we incur on new or existing defaults and the credit characteristics of our mortgage insurance; and (4) how much capital we expect to maintain at our mortgage insurance subsidiaries in excess of the amount required to satisfy the PMIERs Financial Requirements.
Radian Guaranty’s Risk-to-capital as of June 30, 2015 was 16.5 to 1. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for more information. Given our current financial projections for Radian Guaranty, which are subject to risks and uncertainties, we expect Radian Guaranty’s Risk-to-capital to decrease over time. As a result, Radian Guaranty is not expected to need additional capital to satisfy current applicable state insurance regulatory requirements.
Radian Group also could be required to provide capital support for Radian Guaranty and our other mortgage insurance subsidiaries if additional capital is required pursuant to future changes to insurance laws and regulations. The NAIC is in the process of reviewing the minimum capital and surplus requirements for mortgage insurers and considering changes to the Model Act. While the outcome of this process is not known, it is possible that among other changes, the NAIC will recommend and adopt more stringent capital requirements than currently exist under the Model Act, which could increase the capital requirements for Radian Guaranty in states that adopt the new Model Act. While we expect that the capital requirements may increase as a result of changes to the Model Act, we do not believe the changes to the Model Act will result in financial requirements that require greater capital than will be required under the final PMIERs Financial Requirements. In addition, certain of our mortgage insurance subsidiaries that provide reinsurance to Radian Guaranty could require additional capital contributions from Radian Group.
Dividends. Our quarterly common stock dividend is currently $0.0025 per share and, based on our current outstanding shares of common stock, we would require approximately $2.1 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group’s ability to pay dividends is subject to limitations under Delaware law that are applicable to corporations, such as Radian Group, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of June 30, 2015, our capital surplus was $2.4 billion, representing our dividend limitation under Delaware law.
If Radian Group’s current sources of liquidity are insufficient for Radian Group to fund its obligations during the next 12 months, or if we otherwise decide to increase our liquidity position, Radian Group may seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.
We regularly evaluate opportunities, based on market conditions, to finance our operations by accessing the capital markets or other types of indebtedness with institutional lenders, and consider various measures to improve our capital and liquidity positions, as well as to strengthen our balance sheet and improve our debt maturity profile. In the past, we have repurchased and exchanged, prior to maturity, some of our outstanding debt, and in the future, we may, from time to time, seek to redeem, repurchase or exchange for other securities, some or all of our outstanding debt, prior to maturity, in the open market, through other public or private transactions, including pursuant to one or more tender offers, or through any combination of the foregoing, as circumstances may allow. We may incur additional indebtedness to refinance all or a portion of our long-term debt or for other purposes, but we may not be able to do so on favorable terms, if at all. The timing or amount of any potential transactions will depend on a number of factors, including market opportunities and our views regarding our capital and liquidity positions and potential future needs.

Radian Group—Long-Term Liquidity Needs
In addition to our short-term liquidity needs discussed above, our most significant needs for liquidity beyond the next 12 months are:

(1)	the repayment of our outstanding long-term debt, including:

•	$195.5 million principal amount of outstanding debt due in June 2017;

•
$60.9 million principal amount of convertible debt due in November 2017, which must be settled in cash, plus, any related conversion premium which may, at our option, be settled in cash, common shares or a combination thereof;

•	$400 million of convertible debt due in March 2019 for which the principal amount and any conversion premium may, at our option, be settled in cash, common shares or a combination thereof;

•	$300 million principal amount of outstanding debt due in June 2019; and

•	$350 million principal amount of outstanding debt due in June 2020;

(2)	potential additional capital contributions to our subsidiaries, including future additional contributions related to compliance with the PMIERs Financial Requirements; and

(3)	potential payments to the U.S. Treasury resulting from our dispute with the IRS relating to the examination of our 2000 through 2007 consolidated federal income tax returns by the IRS.
On September 4, 2014, we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties of approximately $157 million. The Deficiency Amount has not been reduced to reflect our NOL carryback ability. As of June 30, 2015, there also would be interest of approximately $120 million related to these matters. Depending on the outcome, additional state income taxes, penalties and interest (estimated in the aggregate to be approximately $31 million as of June 30, 2015) also may become due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of approximately $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding this IRS matter.
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

Mortgage Insurance
As of June 30, 2015, our Mortgage Insurance segment maintained claims paying resources of $4.0 billion, which consist of contingency reserves, statutory policyholders’ surplus, unearned premium reserves and loss reserves.
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
On April 17, 2015, the FHFA issued the final PMIERs, setting forth revised requirements for private mortgage insurers, including Radian Guaranty, to remain eligible insurers of loans purchased by the GSEs. The PMIERs were further updated on June 30, 2015. Once they become effective for existing eligible mortgage insurers on December 31, 2015, the PMIERs Financial Requirements will replace the capital adequacy standards under the current GSE eligibility requirements. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding the PMIERs.
Freddie Mac Agreement
In connection with the closing under the Freddie Mac Agreement, Radian Guaranty deposited $205 million of investment securities into a collateral account. This account remains on our condensed consolidated balance sheets due to the rights that Radian Guaranty has with respect to those funds. From the time the collateral account was established through June 30, 2015, approximately $128 million of Loss Mitigation Activity had become final in accordance with the Freddie Mac Agreement and approximately $13 million of submitted claims had been rescinded, denied, curtailed or cancelled, but were not yet considered final in accordance with the Freddie Mac Agreement. Subject to certain conditions in the Freddie Mac Agreement, amounts in the collateral account may be released to Radian Guaranty from Freddie Mac over time to the extent that Loss Mitigation Activity becomes final in accordance with the terms of the Freddie Mac Agreement. Radian expects to withdraw an amount from this account in August 2015 related to Loss Mitigation Activity that has become final as of such date. If the amount of Loss Mitigation Activity that becomes final in accordance with the Freddie Mac Agreement after the collateral account was established is less than $205 million prior to August 29, 2017, then any shortfall will be paid on that date to Freddie Mac from the funds remaining in the collateral account, subject to certain adjustments designed to allow for any Loss Mitigation Activity that has not become final or any claims evaluation that has not been completed as of that date.
Services
As of June 30, 2015, our Services segment maintained cash and cash equivalents totaling $13.4 million, which included restricted cash of $1.6 million.
The principal demands for liquidity in our Services segment include the payment of employee compensation and other operating expenses (including those allocated from Radian Group), interest payments related to the Senior Notes due 2019, and dividends to Radian Group. The principal sources of liquidity in our Services segment are cash generated by operations and, to the extent necessary, capital contributions from Radian Group.
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

We believe that the cash flows generated by Services’ operations will provide the funds necessary to satisfy the Services segment’s needs for the foreseeable future. However, the segment’s activities are primarily affected by transaction volume, which is subject to fluctuation due to market conditions and depends on maintaining successful client relationships. Dividend payments to Radian Group would be adversely impacted and funding support may be required for the Services segment if unanticipated events and circumstances were to result in lower earnings or cash flow than expected. In the event the cash flow from operations of the Services segment is not adequate to fund all of its needs, Radian Group may be required to provide additional funds to the Services segment in the form of a capital contribution or an intercompany note.
Reconciliation of Consolidated Net Income to Cash Used in Operations
The following table reconciles consolidated net income to cash flows used in operations for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2015	2014
Net income	$142,305	$377,592
Less: Income from discontinued operations, net of tax	5,385	128,075
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on investments and other financial instruments recognized in earnings	(45,227)	(68,300)
Loss on induced conversion and debt extinguishment	91,876	—
Net payments related to derivative contracts and VIEs (1)	(3,203)	(42)
Commutation-related charges	—	1,105
Deferred income tax provision (benefit)	82,522	(553)
Amortization and impairment of intangible assets	6,304	—
Depreciation and amortization, net	32,396	28,802
Change in:
Unearned premiums	21,443	30,788
Deferred policy acquisition costs	2,137	3,298
Reinsurance recoverables	14,892	21,523
Reserve for losses and LAE	(355,240)	(450,257)
Other assets	7,930	19,501
Other liabilities	(59,554)	(72,135)
Net cash used in operating activities, continuing operations	(66,804)	(236,753)
Net cash used in operating activities, discontinued operations	(1,759)	(23,107)
Net cash used in operating activities	$(68,563)	$(259,860)
_____________

(1)	Cash item.
Net cash used in operating activities decreased for the six months ended June 30, 2015 compared to the same period of 2014, primarily as a result of a decrease in total paid claims.
Stockholders’ Equity
Stockholders’ equity was $2.4 billion at June 30, 2015, compared to $2.1 billion at December 31, 2014. The increase in stockholders’ equity resulted primarily from: (i) our net income of $142.3 million for the six months ended June 30, 2015; and (ii) the impact of our recently completed debt and equity transactions to strengthen Radian’s capital position, which increased stockholder’s equity by $159.0 million, excluding the $70 million after-tax impact from the loss on induced conversion and debt extinguishment already reflected in net income. See Recent Developments - Recent Debt and Equity Transactions for additional information.

Ratings
Radian Group and Radian Guaranty have been assigned the ratings set forth in the chart below. We believe that ratings often are considered by others in assessing our credit strength and the financial strength of our primary mortgage insurance subsidiary.

	Moody’s (1)	S&P (2)
Radian Group	B1	B
Radian Guaranty	Ba1	BB
___________________

(1)	Moody’s outlook for Radian Group and Radian Guaranty is currently Positive.

(2)	S&P’s outlook for Radian Group and Radian Guaranty is currently Positive.
Recent Ratings Actions
Changes during current quarter. On June 25, 2015, Moody’s upgraded Radian Group’s credit rating for its senior unsecured debt from B2 to B1, with a positive outlook. The upgrade reflects Moody’s view that our recent debt issuance of Senior Notes due 2020, along with the purchases of a portion of our Convertible Senior Notes due 2017: (1) meaningfully improves Radian Group’s debt maturity profile; and (2) better aligns debt maturities with the expected timing of dividend capacity from our subsidiaries. In addition, Moody’s noted that the final PMIERs reduced the amount of additional capital required at Radian Guaranty as compared to the amount originally estimated under the proposed PMIERs requirements, further relieving the demand on Radian Group’s liquidity resources. Radian Guaranty’s credit rating was unchanged, reflecting Moody’s observation that although the debt issuance is also positive for Radian Guaranty, its plan to attain compliance with the PMIERs has not yet been implemented.
On April 1, 2015, Moody’s upgraded Radian Group’s credit rating on its senior unsecured notes from B3 to B2 and Radian Guaranty’s insurance financial strength rating from Ba2 to Ba1, with a Stable outlook for Radian Group and a Positive outlook for Radian Guaranty. The upgrades reflect Moody’s view that the sale of Radian Asset Assurance increases the amount of capital readily accessible to Radian Guaranty, and strengthens its capital adequacy relative to its insured mortgage exposures. In addition, completion of the sale of Radian Asset Assurance is an important step towards attaining PMIERs compliance, and helps defend against the potential for erosion of Radian Guaranty’s franchise due to actual or perceived difficulties in becoming compliant.
Changes during prior quarter. On March 9, 2015, S&P upgraded Radian Group’s credit rating from B- to B and Radian Guaranty’s insurance financial strength rating from BB- to BB, based on their revised mortgage insurance criteria, with a Positive outlook for both Radian Group and Radian Guaranty. Among the positive factors driving these ratings changes, S&P cited Radian Guaranty’s ability to compete effectively and profitably in the mortgage insurance market and its high liquidity ratio. S&P cited that their positive outlook reflects Radian Group’s potential for continued strengthening in operating performance and capitalization, and its sustained market share. S&P’s assessment also incorporates their view of the intermediate risk inherent in the U.S. mortgage insurance industry associated with the structural aspect of the mortgage and housing markets and U.S. macroeconomic factors.

Critical Accounting Policies
As of the filing date of this report, there were no significant changes in our critical accounting policies from those discussed in our 2014 Form 10-K. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for accounting pronouncements issued but not yet adopted that may impact the Company’s consolidated financial position, earnings, cash flows or disclosures.

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
We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. Excluding investments classified as assets held for sale as a result of the Radian Asset Assurance Stock Purchase Agreement, the carrying value of our investment portfolio at June 30, 2015 and December 31, 2014 was $4.3 billion and $3.6 billion, respectively, of which 99% and 95%, respectively, was invested in fixed-income securities at each period. We calculate duration of our fixed-income securities, expressed in years, in order to estimate interest-rate sensitivity of these securities. At June 30, 2015, a 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $157.5 million, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $166.3 million. At June 30, 2015, the average duration of the fixed-income portfolio was 3.6 years compared to 3.5 years at December 31, 2014, reflecting an increase in the percentage of corporate bonds and notes as well as a decrease in the percentage of short-term securities in the portfolio.
Foreign Exchange Rate Risk
As of June 30, 2015 and December 31, 2014, we did not hold any foreign currency denominated securities in our investment portfolio. Exchange gains and losses on foreign currency transactions from our foreign operations have not been material due to the limited amount of business performed in those locations. Currency risk is further limited because, in general, both the revenues and expenses of our foreign operations are denominated in the same functional currency, based on the country in which the operations occur.
Equity Market Price
At June 30, 2015, the market value and cost of the equity securities in our investment portfolio were $68.0 million and $62.5 million, respectively. Included in the market value and cost of our equity securities at June 30, 2015 is $67.1 million and $62.0 million, respectively, of securities classified as trading securities. At December 31, 2014, the market value and cost of the equity securities in our investment portfolio were $215.6 million and $143.9 million, respectively. Included in the market value and cost of our equity securities at December 31, 2014 is $72.3 million and $67.0 million, respectively, of securities classified as trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $6.8 million as of June 30, 2015.
Our results of operations include compensation expenses associated with cash-settled equity-based long-term incentive awards, primarily all of which were issued in 2011 and 2012 in the form of performance-based restricted stock unit awards that vest at the end of three-year performance periods. The awards granted in 2011 vested and were paid to grantees in June 2014. The awards granted in 2012 vested and were paid to grantees in June 2015. The compensation expense related to all of these awards is based on the estimated fair value of the liability, and is impacted by changes in our stock price and, to a lesser extent, other factors. The related liability is adjusted quarterly based on changes in our current stock price during the period and other factors that we utilize to estimate the ultimate payout of each award. For the six months ended June 30, 2015 and 2014, changes in the estimated fair value of the liability for these equity-based long-term incentive awards were $5.8 million and $8.5 million, respectively, primarily due to changes in our stock price, which increased by $2.04 and $0.69, respectively, during the six-month periods ended June 30, 2015 and 2014.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2015, pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
We are routinely involved in a number of legal actions, regulatory inquiries, investigations and reviews, audits and other proceedings, the outcomes of which are uncertain. The legal proceedings could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. In accordance with applicable accounting standards and guidance, we establish accruals for a legal proceeding only when we determine both that it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. We accrue the amount that represents our best estimate of the probable loss; however, if we can only determine a range of estimated losses, we accrue an amount within the range that, in our judgment, reflects the most likely outcome, and if none of the estimates within the range is more likely, we accrue the minimum amount of the range.
In the course of our regular review of pending legal matters, we determine whether it is reasonably possible that a potential loss relating to a legal proceeding may have a material impact on our liquidity, results of operations or financial condition. If we determine such a loss is reasonably possible, we disclose information relating to such potential loss, including an estimate or range of loss or a statement that such an estimate cannot be made. On a quarterly basis, we review relevant information with respect to legal loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or range of losses based on such reviews. We are often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by the court on motions or appeals, analysis by experts, and the progress of settlement negotiations. In addition, we generally make no disclosures for loss contingencies that are determined to be remote. For matters for which we disclose an estimated loss, the disclosed estimate reflects the reasonably possible loss or range of loss in excess of the amount accrued, if any.
Loss estimates are inherently subjective, based on currently available information, and are subject to management’s judgment and various assumptions. Due to the inherently subjective nature of these estimates and the uncertainty and unpredictability surrounding the outcome of legal and other proceedings, actual results may differ materially from any amounts that have been accrued.
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
We made several attempts to reach a compromised settlement with Appeals, but in January 2013, we were notified that Appeals had rejected our latest settlement offer and planned to issue formal Notices of Deficiency related to certain losses and deductions resulting from our investment in the portfolio of non-economic REMIC residual interests, as discussed above. On September 4, 2014, we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties of approximately $157 million. The Deficiency Amount has not been reduced to reflect our NOL carryback ability. As of June 30, 2015, there also would be interest of approximately $120 million related to these matters. Depending on the outcome, additional state income taxes, penalties and interest (estimated in the aggregate to be approximately $31 million as of June 30, 2015) also may become due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of approximately $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim.
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

We are subject to regulatory inquiries, investigations and reviews. We and other mortgage insurers have been subject to inquiries from the Minnesota Department of Commerce requesting information relating to captive reinsurance. We have cooperated with these requests for information. In June 2015, Radian Guaranty executed a Consent Order with the Minnesota Department of Commerce that resolved the Minnesota Department of Commerce’s outstanding inquiries related to captive reinsurance arrangements involving mortgage insurance in Minnesota without any findings of wrongdoing. As part of the Consent Order, Radian Guaranty paid an immaterial amount to Minnesota and agreed not to enter into new captive reinsurance arrangements for a period of ten years ending in June 2025. We have not entered into any new captive reinsurance arrangements since 2007.
In June 2015, we and other mortgage insurers received a letter from the Office of the Commissioner of Insurance of the State of Wisconsin (“Wisconsin OCI”) requesting information pertaining to customized insurance rates and terms offered to mortgage insurance customers. We submitted a response to the Wisconsin OCI in June 2015, as requested. Although we believe we are in compliance with applicable Wisconsin state law requirements for mortgage guaranty insurance, we cannot predict the outcome of this matter or whether additional inquiries, actions or proceedings may be pursued against us by the Wisconsin OCI or other regulators.
Radian Asset Assurance, our former financial guaranty subsidiary, received a series of claims (€13.5 million, or $16.4 million, as of December 31, 2014) from one of its trade credit and surety ceding companies related to surety bonds for Spanish housing cooperative developments. This legal matter was part of our discontinued operations as of December 31, 2014, and was transferred to Assured as part of the sale of Radian Asset Assurance on April 1, 2015, pursuant to the Radian Asset Assurance Stock Purchase Agreement. As a result, we no longer have any risk of loss associated with this matter.
For a description of previously reported legal proceedings, see Part I, Item 3, “Legal Proceedings,” of our 2014 Form 10-K.

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
The GSEs recently revised their eligibility requirements for private mortgage insurers. On April 17, 2015, the FHFA issued the final PMIERs setting forth the revised requirements for private mortgage insurers, including Radian Guaranty, to remain eligible insurers of loans purchased by the GSEs. On June 30, 2015, the GSEs updated the PMIERs Financial Requirements to increase the amount of Available Assets that must be held by a private mortgage insurer for loans originated on or after January 1, 2016 that are insured under lender-paid mortgage insurance policies not subject to automatic termination under the HPA. When they become effective for existing approved mortgage insurers on December 31, 2015, the PMIERs Financial Requirements will replace the existing capital adequacy standards under the current eligibility guidelines.
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
Radian Group currently maintains approximately $735 million of available liquidity. Based on our June 30, 2015 estimates of Radian Guaranty’s Available Assets and Minimum Required Assets, a contribution of approximately $330 million from our existing holding company liquidity would be required to allow Radian Guaranty to comply with the PMIERs Financial Requirements. This estimated contribution assumes that we:

•	convert approximately $80 million of existing liquid assets into PMIERs-compliant Available Assets; and

•
as currently expected, receive GSE approval for the amendments to our existing quota-share reinsurance arrangements and receive the full PMIERs benefit of approximately $145 million for these arrangements.

It is possible that we have not estimated accurately Radian Guaranty’s Minimum Required Assets and Available Assets under the PMIERs Financial Requirements, which serve as a basis for our projections regarding the amount of holding company liquidity that we may need to contribute to allow Radian Guaranty to comply with the PMIERs Financial Requirements. Radian Guaranty’s Minimum Required Assets and/or Available Assets (and consequently, the amount of holding company contributions required to allow Radian Guaranty to comply with the final PMIERs) may be impacted by, among other things: (1) our ability to receive GSE approval for the full PMIERs benefit of our existing reinsurance arrangements; (2) whether we elect to convert certain liquid assets into PMIERs-compliant Available Assets; (3) the product mix of our NIW and factors affecting the performance of our mortgage insurance business, including our level of defaults, prepayments, the losses we incur on new or existing defaults and the credit characteristics of our mortgage insurance; and (4) how much capital we expect to maintain at our mortgage insurance subsidiaries in excess of the amount required to satisfy the PMIERs Financial Requirements.
Contributions of holding company cash and investments from Radian Group to Radian Guaranty and its affiliated reinsurers will leave less liquidity to satisfy Radian Group’s future obligations. Depending on the amount of holding company contributions that we make, we may be required (or may decide to seek) additional capital by incurring additional debt, issuing additional equity, or selling assets, which we may not be able to do on favorable terms, if at all.
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

The PMIERs Financial Requirements include more onerous financial requirements for loans with a higher likelihood of default and/or certain credit characteristics, such as higher LTVs and lower FICO scores, as well as for loans originated after January 1, 2016 that are insured under lender-paid mortgage insurance policies not subject to automatic termination under the HPA. Therefore, if our mix of business includes a higher percentage of loans that are subject to these increased financial requirements, it would increase the Minimum Required Assets and/or the amount of Available Assets that Radian Guaranty is required to hold. As a result, depending on the circumstances, we may choose to limit the type of business we are willing to write based on the increased financial requirements associated with certain loans. This could reduce the amount of NIW we write, which could reduce our revenues.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuance of Unregistered Securities
During 2014, no equity securities of the Company were sold that were not registered under the Securities Act. Over the course of two days on June 22, 2015 and June 23, 2015, in connection with, and as partial consideration for, the purchases of an aggregate principal amount of $389.1 million of our Convertible Senior Notes due 2017 for a combination of cash and shares of Radian Group common stock, we issued an aggregate of 28,403,278 shares of Radian Group common stock to certain holders of the Convertible Senior Notes due 2017. The shares were issued to “qualified institutional buyers” within the meaning of Rule 144A promulgated under the Securities Act and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and corresponding provisions of state securities laws. See Notes 10 and 16 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the individual transactions.
Issuer Purchases of Equity Securities
The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended June 30, 2015, pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (2)
ASR program
6/1/2015 to 6/30/2015	9,201,500	(1)	9,201,500	$—
ASR program total	9,201,500	(1)	9,201,500	—
Other purchases (3)	2,300,000	$18.68	—	—
Total (4)	11,501,500		9,201,500	$—
______________________

(1)
On June 18, 2015, we announced that our board of directors had authorized an ASR program to repurchase an aggregate of approximately $202 million of Radian Group common stock. Under this program, the total number of shares ultimately delivered to Radian Group, and therefore, the average price per share, will be based on the average of the daily volume-weighted average price of Radian Group common stock during the term of the transaction, less a negotiated discount and subject to certain other adjustments pursuant to the terms and conditions of the program. Final settlement of the ASR program is expected to occur in October 2015, and may occur earlier at the option of the counterparty to the agreement. Share purchases under this program were funded from the proceeds of the Senior Notes due 2020.

(2)
Radian Group’s share repurchase program does not obligate it to acquire any specific number of shares; however, approximately $202 million is authorized to be repurchased under the ASR program. As of June 30, 2015, the total payment of $202 million pursuant to our ASR program has been funded. Amounts shown in this column have been reduced by the $30.1 million aggregate value of shares held back by the investment banker, to be delivered pending the final settlement of the ASR program referenced in Note (1) above.

(3)
On June 18, 2015, we announced that in connection with our June 2015 purchases of Convertible Senior Notes due 2017, we terminated a corresponding portion of the capped call transactions we had entered into related to the initial issuance of the Convertible Senior Notes due 2017. As a result of this termination, we received total consideration of $54.9 million, consisting of 2,300,000 shares of Radian Group common stock and $12.0 million in cash.

(4)
This table includes only repurchases of common stock, and therefore does not include an aggregate of 1,456 shares of Radian Group common stock at an average price of $18.37 per share, withheld from the vesting of certain share-based compensation awards under our equity compensation plans to satisfy the tax liability of the award recipients.

Item 6. Exhibits.
The information required by this item is set forth on the Exhibit Index that follows the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

August 7, 2015	/s/ J. FRANKLIN HALL
J. Franklin Hall
Executive Vice President, Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
4.1
Senior Indenture dated as of March 4, 2013 between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 27, 2013 and filed on March 4, 2013).

4.2
Third Supplemental Indenture dated as of June 19, 2015 between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated June 16, 2015 and filed on June 19, 2015).

4.3	Form of 5.250% Senior Notes due 2020 (included as Exhibit A to the Third Supplemental Indenture in Exhibit 4.2).
*10.1	Accelerated Share Repurchase Agreement, dated as of June 18, 2015, between the Registrant and Deutsche Bank AG, London Branch with Deutsche Bank Securities Inc. acting as agent.
*12	Statement of Ratio of Earnings to Fixed Charges
*31	Rule 13a - 14(a) Certifications
**32	Section 1350 Certifications
*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity for the six months ended June 30, 2015 and 2014, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

_______________________
* Filed herewith.
** Furnished herewith.