Form 10-Q
period 2015-09-30
RADIAN GROUP INC
filed 2015-11-06
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 206,871,768 shares of common stock, $0.001 par value per share, outstanding on November 3, 2015.

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

Claim Curtailment	Our legal right, under certain conditions, to reduce the amount of a claim, including due to servicer negligence
Claim Denial	Our legal right, under certain conditions, to deny a claim
Claim Severity	The total claim amount paid divided by the original coverage amount
Clayton	Clayton Holdings LLC, a Delaware domiciled indirect non-insurance subsidiary of Radian Group
CMBS	Commercial mortgage-backed securities
Convertible Senior Notes due 2017	Our 3.000% convertible unsecured senior notes due November 2017 ($450 million original principal amount)
Convertible Senior Notes due 2019	Our 2.250% convertible unsecured senior notes due March 2019 ($400 million original principal amount)
Cures	Loans that were in default as of the beginning of a period and are no longer in default because payments were received and the loan is no longer past due
Default to Claim Rate	Rate at which defaulted loans result in a claim
Deficiency Amount	The assessed tax liabilities, penalties and interest associated with a formal notice of deficiency letter from the IRS
DTAs	Deferred tax assets
DTLs	Deferred tax liabilities
Exchange Act	Securities and Exchange Act of 1934, as amended
Fannie Mae	Federal National Mortgage Association
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FICO	Fair Isaac Corporation
First-liens	First-lien mortgage loans
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

NAIC	National Association of Insurance Commissioners
NIW	New insurance written
NOL	Net operating loss, calculated on a tax basis
Notices of Deficiency	Formal letters from the IRS informing the taxpayer of an IRS determination of tax deficiency and appeal rights
OCI	Other comprehensive income (loss)
PDR	Premium deficiency reserve
Persistency Rate	The percentage of insurance in force that remains on our books over a period of time

Term	Definition
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
Radian Asset Assurance Stock Purchase Agreement
The Stock Purchase Agreement dated December 22, 2014, between Radian Guaranty and Assured, to sell 100% of the issued and outstanding shares of Radian Asset Assurance, Radian’s financial guaranty insurance subsidiary, to Assured

Radian Group	Radian Group Inc., the registrant
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group
RBC States	Risk-based capital states, which are those states that currently impose a statutory or regulatory risk-based capital requirement
Red Bell	Red Bell Real Estate, LLC, a wholly-owned subsidiary of Clayton
Reinstatements	Reversals of previous rescissions, claim denials and claim curtailments
REMIC	Real Estate Mortgage Investment Conduit
REO	Real estate owned
Rescission	Our legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies if we determine that a loan did not qualify for insurance
RESPA	Real Estate Settlement Procedures Act of 1974
RGRI	Radian Guaranty Reinsurance Inc., a Pennsylvania domiciled insurance subsidiary of Enhance Financial Services Group Inc., a New York domiciled non-insurance subsidiary of Radian Group
RIF	Risk in force is equal to the underlying loan unpaid principal balance multiplied by the insurance coverage percentage
Risk-to-capital	Under certain state regulations, a minimum ratio of statutory capital calculated relative to the level of net risk in force
RMBS	Residential mortgage-backed securities
S&P	Standard & Poor’s Financial Services LLC
SAP	Statutory accounting practices include those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Second QSR Transaction	Second Quota share reinsurance transaction entered into with a third-party reinsurance provider in the fourth quarter of 2012
Second-liens	Second-lien mortgage loans
Senior Notes due 2017	Our 9.000% unsecured senior notes due June 2017 ($195.5 million principal amount)
Senior Notes due 2019	Our 5.500% unsecured senior notes due June 2019 ($300 million principal amount)
Senior Notes due 2020	Our 5.250% unsecured senior notes due June 2020 ($350 million principal amount)
Services	Radian’s Mortgage and Real Estate Services business segment, which provides mortgage- and real estate-related products and services to the mortgage finance market
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

Wisconsin OCI	Office of the Commissioner of Insurance of the State of Wisconsin

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

•
our ability to maintain sufficient holding company liquidity to meet our short- and long-term liquidity needs. We expect to utilize a portion of our holding company liquidity to support Radian Guaranty’s compliance with the PMIERs Financial Requirements, which become effective for existing mortgage insurers on December 31, 2015. Our projections regarding the amount that Radian Guaranty would require to comply with the PMIERs Financial Requirements are based on our estimates of Radian Guaranty’s Minimum Required Assets and Available Assets, which may not prove to be accurate, and which could be impacted: (1) by our ability to receive, as expected, approval from the GSEs for the amendments to our existing reinsurance arrangements and receive the PMIERs benefit for these arrangements; (2) by the product mix of our NIW and factors affecting the performance of our mortgage insurance business, including our level of defaults, prepayments, the losses we incur on new or existing defaults and the credit characteristics of our mortgage insurance; (3) by whether we elect to leverage the use of external reinsurance, which would reduce Radian Guaranty’s Minimum Required Assets; and (4) by the level of capital we expect to maintain at our mortgage insurance subsidiaries in excess of the amount required to satisfy the PMIERs Financial Requirements. We are actively considering alternatives to optimize the use of our holding company liquidity to support Radian Guaranty’s compliance with the PMIERs Financial Requirements. These alternatives could take the form of direct contributions of cash and securities or the potential use of surplus notes. Contributions of holding company cash and investments from Radian Group will leave less liquidity to satisfy Radian Group’s future obligations. Depending on the amount of holding company liquidity that we use, we may be required or may decide to seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all;

•
our ability to maintain an adequate level of capital in our insurance subsidiaries to satisfy existing and future state regulatory requirements, including new capital adequacy standards that currently are being developed by the NAIC and that could be adopted by states in which we write business;

•
changes in the charters or business practices of, or rules or regulations imposed by or applicable to the GSEs, including: (1) the implementation of the final PMIERs (including as updated on June 30, 2015 to increase the amount of Available Assets that must be held against risk in force associated with loans originated on or after January 1, 2016 that are insured under lender-paid mortgage insurance policies not subject to automatic termination under the HPA), which (a) will increase the amount of capital that Radian Guaranty is required to hold, and therefore, reduce our current returns on subsidiary capital, (b) potentially impact the type and volume of business that Radian Guaranty and other private mortgage insurers are willing to write, (c) impose extensive and more stringent operational requirements in areas such as claim processing, loss mitigation, document retention, underwriting, quality control, reporting and monitoring, among others, that may result in additional costs to achieve and maintain compliance, and (d) require the consent of the GSEs for Radian Guaranty to take certain actions such as paying dividends, entering into various inter-company agreements, and commuting or reinsuring risk, among others; (2) other changes that could limit the type and volume of business that Radian Guaranty and other private mortgage insurers are willing to write; (3) changes that could increase the cost of private mortgage insurance, including as compared to the FHA’s pricing, or result in the emergence of other forms of credit enhancement; and (4) changes that could require us to alter our business practices and which may result in substantial additional costs;

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

•
a substantial decrease in the Persistency Rates of our mortgage insurance policies, which has the effect of reducing our premium income on our mortgage insurance products paid on a monthly installment basis and could decrease the profitability of our mortgage insurance business;

•
heightened competition for our mortgage insurance business from others such as the FHA, the U.S. Department of Veterans Affairs and other private mortgage insurers (including with respect to other private mortgage insurers, those that have been assigned higher ratings than we have, that may have access to greater amounts of capital than we do, or that are new entrants to the industry, and therefore, are not burdened by legacy obligations and may be more willing to aggressively price their mortgage insurance offerings to gain market share from more established mortgage insurers) and the impact such heightened competition may have on our returns and our NIW;

•
the increased demand from lenders for customized (reduced) rates on mortgage insurance products, which could further reduce our overall average premium rates and returns and, to the extent we decide to limit certain types of business, could adversely impact our NIW and market share;

•
changes to the current system of housing finance, including the possibility of a new system in which private mortgage insurers are not required or their products are significantly limited in effect or scope;

•	the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act on the financial services industry in general, and on our businesses in particular;

•
the adoption of new laws and regulations, or changes in existing laws and regulations, or the way they are interpreted or applied, including, without limitation: (1) the resolution of existing, or the possibility of additional, lawsuits, inquiries or investigations (including an inquiry from the Wisconsin OCI to all private mortgage insurers pertaining to customized insurance rates and terms offered to mortgage insurance customers); (2) changes to the Model Act being considered by the NAIC that could include more stringent requirements for Radian Guaranty in states that adopt the new Model Act in the future; and (3) other legislative and regulatory changes (a) impacting the demand for our products, (b) limiting or restricting the products we may offer or increasing the amount of capital we are required to hold, (c) affecting the form in which we execute credit protection, or (d) otherwise impacting our existing businesses or future prospects;

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

PART I—FINANCIAL INFORMATION

Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2015	December 31, 2014
($ in thousands, except share amounts)
ASSETS
Investments (Note 5)
Fixed-maturities available for sale—at fair value (amortized cost $1,507,522 and $528,660)	$1,496,328	$536,890
Equity securities available for sale—at fair value (cost $573 and $76,900)	985	143,368
Trading securities—at fair value	1,414,757	1,633,584
Short-term investments—at fair value	1,460,918	1,300,872
Other invested assets	3,783	14,585
Total investments	4,376,771	3,629,299
Cash	69,030	30,465
Restricted cash	10,280	14,031
Accounts and notes receivable	65,951	85,792
Deferred income taxes, net (Note 12)	601,893	700,201
Goodwill and other intangible assets, net (Note 6)	287,334	288,240
Other assets (Note 8)	349,657	357,864
Assets held for sale (Note 2)	—	1,736,444
Total assets	$5,760,916	$6,842,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$676,938	$644,504
Reserve for losses and loss adjustment expense (“LAE”) (Note 9)	1,098,570	1,560,032
Long-term debt (Note 10)	1,230,246	1,192,299
Other liabilities	311,855	326,743
Liabilities held for sale (Note 2)	—	947,008
Total liabilities	3,317,609	4,670,586
Commitments and Contingencies (Note 15)
Equity component of currently redeemable convertible senior notes (Note 10)	7,737	74,690
Stockholders’ equity
Common stock: par value $.001 per share; 485,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 224,430,472 and 208,601,020 shares issued at September 30, 2015 and December 31, 2014, respectively; 206,869,775 and 191,053,530 shares outstanding at September 30, 2015 and December 31, 2014, respectively	224	209
Treasury stock, at cost: 17,560,697 and 17,547,490 shares at September 30, 2015 and December 31, 2014, respectively	(893,176)	(892,961)
Additional paid-in capital	2,718,210	2,531,513
Retained earnings	617,731	406,814
Accumulated other comprehensive (loss) income (“AOCI”) (Note 11)	(7,419)	51,485
Total stockholders’ equity	2,435,570	2,097,060
Total liabilities and stockholders’ equity	$5,760,916	$6,842,336

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Revenues:
Net premiums earned—insurance	$227,433	$217,827	$689,465	$620,235
Services revenue	42,189	42,243	116,322	42,243
Net investment income	22,091	17,143	58,704	49,124
Net gains (losses) on investments and other financial instruments	3,868	(6,294)	49,095	62,006
Other income	1,711	1,162	4,785	4,027
Total revenues	297,292	272,081	918,371	777,635
Expenses:
Provision for losses	64,192	48,942	141,780	163,216
Policy acquisition costs	2,880	4,240	17,593	18,003
Direct cost of services	24,949	23,896	67,722	23,896
Other operating expenses	65,082	51,225	186,587	166,483
Interest expense	21,220	23,989	70,106	66,264
Loss on induced conversion and debt extinguishment (Note 10)	11	—	91,887	—
Amortization and impairment of intangible assets	3,273	3,294	9,577	3,294
Total expenses	181,607	155,586	585,252	441,156
Pretax income from continuing operations	115,685	116,495	333,119	336,479
Income tax provision (benefit)	45,594	(15,536)	126,108	(45,069)
Net income from continuing operations	70,091	132,031	207,011	381,548
Income from discontinued operations, net of tax	—	21,559	5,385	149,634
Net income	$70,091	$153,590	$212,396	$531,182

Net income per share:
Basic:
Net income from continuing operations	$0.34	$0.69	$1.05	$2.09
Income from discontinued operations	—	0.11	0.03	0.82
Net income	$0.34	$0.80	$1.08	$2.91

Diluted:
Net income from continuing operations	$0.29	$0.58	$0.88	$1.73
Income from discontinued operations	—	0.09	0.02	0.64
Net income	$0.29	$0.67	$0.90	$2.37

Weighted-average number of common shares outstanding—basic	207,938	191,050	197,562	182,357
Weighted-average number of common and common equivalent shares outstanding—diluted	250,795	238,067	246,993	230,662
Dividends per share	$0.0025	$0.0025	$0.0075	$0.0075

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net income	$70,091	$153,590	$212,396	$531,182
Other comprehensive income (loss), net of tax (Note 11):
Net foreign currency translation adjustments	(120)	(186)	(88)	(186)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	4,012	(798)	(11,154)	10,504
Less: Reclassification adjustment for net (losses) gains included in net income	(223)	(418)	44,408	(807)
Net unrealized gains (losses) on investments	4,235	(380)	(55,562)	11,311
Activity related to investments recorded as assets held for sale	—	(1,437)	(3,254)	506
Other comprehensive income (loss), net of tax	4,115	(2,003)	(58,904)	11,631
Comprehensive income	$74,206	$151,587	$153,492	$542,813

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained (Deficit) Earnings	AOCI	Total
BALANCE, JANUARY 1, 2014	$191	$(892,807)	$2,347,104	$(552,226)	$37,383	$939,645
Net income	—	—	—	531,182	—	531,182
Net foreign currency translation adjustment, net of tax	—	—	—	—	(186)	(186)
Net unrealized gain on investments, net of tax	—	—	—	—	11,817	11,817
Repurchases of common stock under incentive plans	—	(154)	—	—	—	(154)
Issuance of common stock - stock offering	18	—	247,170	—	—	247,188
Issuance of common stock under benefit plans	—	—	922	—	—	922
Issuance of common stock under incentive plans	—	—	175	—	—	175
Stock-based compensation expense, net	—	—	5,200	—	—	5,200
Dividends declared	—	—	(1,388)	—	—	(1,388)
BALANCE, SEPTEMBER 30, 2014	$209	$(892,961)	$2,599,183	$(21,044)	$49,014	$1,734,401

BALANCE, JANUARY 1, 2015	$209	$(892,961)	$2,531,513	$406,814	$51,485	$2,097,060
Net income	—	—	—	212,396	—	212,396
Net foreign currency translation adjustment, net of tax	—	—	—	—	(88)	(88)
Net unrealized loss on investments, net of tax	—	—	—	—	(58,816)	(58,816)
Repurchases of common stock under incentive plans	—	(215)	—	—	—	(215)
Issuance of common stock under benefit plans	—	—	1,110	—	—	1,110
Issuance of common stock under incentive plans	1	—	1,284	—	—	1,285
Stock-based compensation expense, net	—	—	13,214	—	—	13,214
Impact of extinguishment of Convertible Senior Notes due 2017 (Note 10)	28	—	349,191	—	—	349,219
Shares repurchased under ASR (Note 16)	(11)	—	(201,989)	—	—	(202,000)
Termination of capped calls (Note 10)	(3)	—	11,976	—	—	11,973
Change in equity component of currently redeemable convertible senior notes	—	—	11,911	—	—	11,911
Dividends declared	—	—	—	(1,479)	—	(1,479)
BALANCE, SEPTEMBER 30, 2015	$224	$(893,176)	$2,718,210	$617,731	$(7,419)	$2,435,570

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net cash used in operating activities, continuing operations	$(5,993)	$(192,271)
Net cash used in operating activities, discontinued operations	(1,759)	(29,891)
Net cash used in operating activities	(7,752)	(222,162)
Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	96,684	17,114
Proceeds from sales of equity securities available for sale	145,550	—
Proceeds from sales and redemptions of trading securities	183,557	548,074
Proceeds from redemptions of fixed-maturity investments available for sale	64,747	3,794
Proceeds from redemptions of fixed-maturity investments held to maturity	—	300
Purchases of fixed-maturity investments available for sale	(1,087,461)	(238,203)
Purchases of equity securities available for sale	(500)	—
Purchases and redemptions of short-term investments, net	(160,874)	(444,070)
Sales and redemptions of other assets, net	13,596	7,690
Proceeds from the sale of investment in affiliate, net of cash transferred	784,866	—
Purchases of property and equipment, net	(19,264)	(12,023)
Acquisitions, net of cash acquired	(6,449)	(295,977)
Net cash provided by (used in) investing activities, continuing operations	14,452	(413,301)
Net cash provided by investing activities, discontinued operations	4,999	161,070
Net cash provided by (used in) investing activities	19,451	(252,231)
Cash flows from financing activities:
Dividends paid	(1,479)	(1,388)
Issuance of long-term debt, net	343,479	293,809
Purchases and redemptions of long-term debt	(128,486)	(57,223)
Proceeds from termination of capped calls	11,973	—
Issuance of common stock	—	247,188
Purchase of shares under ASR	(202,000)	—
Excess tax benefits from stock-based awards	3,000	106
Net cash provided by financing activities, continuing operations	26,487	482,492
Net cash provided by (used in) financing activities, discontinued operations	—	—
Net cash provided by financing activities	26,487	482,492
Effect of exchange rate changes on cash	(42)	(49)
Increase in cash	38,144	8,050
Cash, beginning of period	30,465	22,880
Less: Change in cash of business held for sale	(421)	439
Cash, end of period	$69,030	$30,491

Supplemental disclosures of cash flow information:
Income taxes paid	$3,590	$6,738
Interest paid	$34,059	$26,058
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
In the first quarter of 2015, certain cash flows were incorrectly classified in the Company’s Condensed Consolidated Statements of Cash Flows. The Company has determined that these misclassifications are not material to the financial statements of any period. These amounts (shown below in thousands) will be corrected in the comparative Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 that will appear in the Company’s first quarter 2016 Form 10-Q filing. For the three months ended March 31, 2015, the adjustments to the affected categories within the Consolidated Statements of Cash Flows consist of the following: (i) net cash provided by operating activities, continuing operations, reported as $80 will be adjusted to $666; (ii) net cash used in operating activities, discontinued operations, reported as $12,168 will be adjusted to $1,759; (iii) net cash provided by investing activities, discontinued operations, reported as $9,514 will be adjusted to $4,999; (iv) net increase in cash reported as $23,499 will be adjusted to $29,979; and (v) change in cash of business held for sale represented as a decrease of $3,240 will be represented as an increase of $3,240. Cash flow activities for the six months ended June 30, 2015 were correctly presented in the Consolidated Statements of Cash Flows in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.
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
Other Significant Accounting Policies
During the second quarter of 2015, Radian Group completed a series of transactions to strengthen its capital position, including to reduce its overall cost of capital and to improve the maturity profile of its debt. See 2015 Developments—Debt and Equity Transactions in this Note 1 for more information.

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
Accelerated Share Repurchase. Our ASR program consisted of the combination of the purchase of Radian Group common stock from an investment bank and a forward contract with that investment bank indexed to Radian Group common stock. We accounted for the ASR program in accordance with the provisions of the accounting standards regarding derivatives and hedging for contracts indexed to an entity’s own stock, and the accounting standard regarding equity. The up-front payment to the investment bank as part of the ASR program was accounted for as a reduction to stockholders’ equity in our consolidated balance sheets in the second quarter of 2015, the period in which the payment was made. The shares of Radian Group common stock received were retired, resulting in a decrease in shares issued and outstanding and a corresponding increase in unissued shares in the periods delivered. We reflect the ASR program as a repurchase of common stock in the periods delivered for purposes of calculating earnings per share and as forward contracts indexed to the company’s own common stock. The ASR program met all of the applicable criteria for equity classification, and therefore, was not accounted for as a derivative instrument.
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
In September 2015, the FASB issued an update to the accounting standard for the accounting of business combinations to simplify the accounting for measurement period adjustments. The update requires adjustments to provisional amounts that are identified during the measurement period to be recognized by the acquirer in the reporting period in which the adjustment amounts are determined. In that same reporting period, the acquirer must record in its financial statements the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Prior to the update to the accounting standard, adjustments to provisional amounts were required to be made retrospectively, with a corresponding adjustment to goodwill. The changes required by this update must be applied prospectively to provisional amount adjustments that are recorded in annual periods beginning after the December 15, 2015 effective date; early application is permitted for financial statements that have not been issued. The significance of this guidance for the Company is dependent on acquisition activity.
Business Overview
We provide mortgage and real estate products and services through two reportable business segments—Mortgage Insurance and Services. On April 1, 2015, Radian Guaranty completed the previously disclosed sale to Assured of 100% of the issued and outstanding shares of Radian Asset Assurance, a financial guaranty insurer, pursuant to the Radian Asset Assurance Stock Purchase Agreement dated as of December 22, 2014. As a result, until the April 1, 2015 sale date, the operating results of Radian Asset Assurance are classified as discontinued operations for all periods presented in our condensed consolidated statements of operations. Prior periods have been revised to conform to the current period presentation for these changes. See Note 2 for additional information related to discontinued operations.
Mortgage Insurance
Our Mortgage Insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, to mortgage lending institutions. We provide our mortgage insurance products mainly through our wholly-owned subsidiary, Radian Guaranty. Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who generally make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these low-downpayment mortgage loans in the secondary mortgage market, most of which are sold to the GSEs. Our Mortgage Insurance segment currently offers primary mortgage insurance coverage on residential First-liens, and at September 30, 2015, primary insurance on First-liens comprised approximately 97.3% of our $45.6 billion total direct RIF. At September 30, 2015, pool insurance, which we previously offered, represented approximately 2.5% of our total direct RIF.
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
On April 17, 2015, the FHFA issued the final PMIERs, setting forth revised requirements for private mortgage insurers, including Radian Guaranty, to remain eligible insurers of loans purchased by the GSEs. The PMIERs Financial Requirements require that a mortgage insurer’s Available Assets meet or exceed its Minimum Required Assets. Under the final PMIERs, Radian Guaranty’s Available Assets and Minimum Required Assets are determined on an aggregate basis, taking into account the assets and insured risk of Radian Guaranty and its affiliated reinsurers. Therefore, developments that impact the assets and insured risk of Radian Guaranty and its affiliated reinsurers individually (such as capital contributions from Radian Group) also will impact the aggregate Available Assets and Minimum Required Assets, and importantly, Radian Guaranty’s compliance with the PMIERs Financial Requirements. As a result, references to Radian Guaranty’s Available Assets and Minimum Required Assets take into consideration both Radian Guaranty and its affiliated reinsurers.

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
Based on our current estimates of Radian Guaranty’s Available Assets and Minimum Required Assets as of December 31, 2015, we expect Radian Guaranty to be positioned to comply with the PMIERs Financial Requirements by utilizing a portion of our holding company liquidity. See Liquidity and Capital Resources—Radian Group—Short-Term Liquidity Needs for additional information.
The implementation of the final PMIERs (as updated on June 30, 2015) will: (1) increase the amount of capital that Radian Guaranty is required to hold, and therefore, reduce our current returns on subsidiary capital; (2) potentially impact the type and volume of business that Radian Guaranty and other private mortgage insurers are willing to write; (3) impose extensive and more stringent operational requirements in areas such as claim processing, loss mitigation, document retention, underwriting, quality control, reporting and monitoring, among others, that may result in additional costs to achieve and maintain compliance; and (4) require the consent of the GSEs for Radian Guaranty to take certain actions such as paying dividends, entering into various intercompany agreements, and commuting or reinsuring risk, among others.
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
During the first quarter of 2015, Clayton expanded its service offerings by acquiring Red Bell, a real estate brokerage company that provides products and services that include automated valuation models; broker price opinions used by investors, lenders and loan servicers; and advanced technology solutions for: (1) monitoring loan portfolio performance; (2) tracking non-performing loans; (3) managing REO assets; and (4) valuing and selling residential real estate through a secure platform. Red Bell is part of the Services segment. See Note 6 for additional information.
2015 Developments
Debt and Equity Transactions
During the second quarter of 2015, Radian Group successfully completed a series of transactions to strengthen its capital position, including to reduce its overall cost of capital and to improve the maturity profile of its debt. This series of transactions had four components:

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
The purchases of Convertible Senior Notes due 2017 resulted in a pretax charge of approximately $91.9 million during the second quarter of 2015, recorded as loss on induced conversion and debt extinguishment.
See Notes 10 and 16 for additional information.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

BofA Settlement Agreement
Implementation of the BofA Settlement Agreement commenced on February 1, 2015 for Subject Loans held in portfolio by the Insureds or purchased by the GSEs as of that date. Approximately 12% of the Subject Loans are neither held in portfolio by the Insureds nor owned by the GSEs, and required the consent of certain other investors for these loans to be included in the BofA Settlement Agreement. During the three months ended September 30, 2015, most of such other investors provided consent, and therefore, the associated implementation of the BofA Settlement Agreement has commenced with respect to these loans. Our previous reserve assumptions assumed that these consents would be obtained. See Note 10 of Notes to Consolidated Financial Statements in our 2014 Form 10-K for additional information about the BofA Settlement Agreement.

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
Based upon the applicable terms of the Radian Asset Assurance Stock Purchase Agreement, we determined that Radian Asset Assurance met the criteria for held for sale and discontinued operations accounting at December 31, 2014. As a result, we recognized a pretax impairment charge of approximately $468 million for the year ended December 31, 2014 and an additional charge of $14.3 million through April 1, 2015, when the sale was completed. The operating results of Radian Asset Assurance are classified as discontinued operations for all periods presented in our condensed consolidated statements of operations. We recorded net income from discontinued operations of $5.4 million related to this sale in the first six months of 2015, consisting primarily of the recognition of investment gains previously deferred and recorded in accumulated other comprehensive income and recognized as a result of the completion of the sale of Radian Asset Assurance to Assured on April 1, 2015, as well as adjustments to estimated transaction costs and taxes. No general corporate overhead or interest expense was allocated to discontinued operations in 2015 or 2014.
In the tables below we have summarized the major components of the net income from discontinued operations, as well as the assets and liabilities held for sale.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The income from discontinued operations, net of tax, consisted of the following components for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015 (1)	2014	2015	2014
Net premiums earned	$—	$9,329	$1,007	$26,700
Net investment income	—	9,035	9,153	27,020
Net (losses) gains on investments and other financial instruments	—	(563)	21,486	41,596
Change in fair value of derivative instruments	—	19,360	2,625	126,923
Other income	—	9	—	88
Total revenues	—	37,170	34,271	222,327

Provision for losses	—	(6,416)	502	4,311
Policy acquisition costs	—	1,794	(191)	5,066
Other operating expense	—	5,037	4,107	15,239
Total expenses	—	415	4,418	24,616

Equity in net loss of affiliates	—	—	(13)	(13)
Income from operations of businesses held for sale	—	36,755	29,840	197,698
Loss on sale	—	—	(14,280)	—
Income tax provision	—	15,196	10,175	48,064
Income from discontinued operations, net of tax	$—	$21,559	$5,385	$149,634
____________

(1)	There was no activity for discontinued operations in the three months ended September 30, 2015.
The assets and liabilities associated with the discontinued operations have been segregated in the condensed consolidated balance sheets for periods prior to the sale. The following table summarizes the major components of Radian Asset Assurance’s assets and liabilities held for sale on the condensed consolidated balance sheets as of the dates indicated:

(In thousands)	September 30, 2015	December 31, 2014
Fixed-maturity investments	$—	$224,552
Equity securities	—	3,749
Trading securities	—	689,887
Short-term investments	—	435,413
Other invested assets	—	108,206
Other assets	—	274,637
Total assets held for sale	$—	$1,736,444

Unearned premiums	$—	$158,921
Reserve for losses and LAE	—	31,558
VIE debt	—	85,016
Derivative liabilities	—	183,370
Other liabilities	—	488,143
Total liabilities held for sale	$—	$947,008

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
We allocate to our Mortgage Insurance segment: (i) corporate expenses based on an allocated percentage of time spent on the Mortgage Insurance segment; (ii) all interest expense except for interest expense related to the Senior Notes due 2019 that were issued to fund our purchase of Clayton; (iii) for periods prior to the April 1, 2015 sale of Radian Asset Assurance, corporate income and expenses that were previously allocated to our financial guaranty segment and were not allocated to discontinued operations; and (iv) all corporate cash and investments.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Summarized operating results for our segments as of and for the periods indicated, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Mortgage Insurance
Net premiums written—insurance	$242,168	$245,775	$735,158	$680,675
Increase in unearned premiums	(14,735)	(27,948)	(45,693)	(60,440)
Net premiums earned—insurance	227,433	217,827	689,465	620,235
Net investment income (1)	22,091	17,143	58,704	49,124
Other income (1)	1,711	1,037	4,785	3,653
Total	251,235	236,007	752,954	673,012

Provision for losses	64,128	48,942	141,616	163,216
Change in expected economic loss or recovery for consolidated VIEs	—	(190)	—	129
Policy acquisition costs	2,880	4,240	17,593	18,003
Other operating expenses before corporate allocations	36,632	33,679	112,535	107,799
Total (2)	103,640	86,671	271,744	289,147
Adjusted pretax operating income before corporate allocations	147,595	149,336	481,210	383,865
Allocation of corporate operating expenses (1)	14,893	8,520	37,167	41,425
Allocation of interest expense (1)	16,797	19,565	56,820	61,840
Adjusted pretax operating income	$115,905	$121,251	$387,223	$280,600
____________

(1)
For periods prior to the April 1, 2015 sale of Radian Asset Assurance, includes certain corporate income and expenses that have been reallocated to the Mortgage Insurance segment that were previously allocated to the former financial guaranty segment, but were not reclassified to discontinued operations, as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2014	2015	2014
Net investment income	$1,239	$882	$3,928
Other income	32	26	214
Allocation of corporate operating expenses	1,626	2,074	10,187
Allocation of interest expense	11,629	9,918	42,127

(2)	Includes inter-segment expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Inter-segment expenses	$925	$—	$2,919	$—

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Services
Services revenue	$43,114	$42,243	$119,241	$42,243
Other income	—	125	—	374
Total (1)	43,114	42,368	119,241	42,617

Direct cost of services	25,870	23,896	70,624	23,896
Other operating expenses before corporate allocations	11,533	9,054	31,912	10,555
Total	37,403	32,950	102,536	34,451
Adjusted pretax operating income before corporate allocations	5,711	9,418	16,705	8,166
Allocation of corporate operating expenses	1,567	404	3,855	404
Allocation of interest expense	4,423	4,424	13,286	4,424
Adjusted pretax operating (loss) income	$(279)	$4,590	$(436)	$3,338
____________

(1)	Includes inter-segment revenues as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Inter-segment revenues	$925	$—	$2,919	$—

Selected balance sheet information for our segments as of the periods indicated, is as follows:

	At September 30, 2015
(In thousands)	Mortgage Insurance	Services	Total
Total assets	$5,408,200	$352,716	$5,760,916

	At December 31, 2014
(In thousands)	Mortgage Insurance	Services	Total
Assets held for sale (1)	$—	$—	$1,736,444
Total assets	4,769,014	336,878	6,842,336
________________

(1)	Assets held for sale are not part of the Mortgage Insurance or Services segments.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The reconciliation of adjusted pretax operating income to consolidated pretax income from continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Adjusted pretax operating income (loss):
Mortgage Insurance (1) (2)	$115,905	$121,251	$387,223	$280,600
Services (2)	(279)	4,590	(436)	3,338
Total adjusted pretax operating income	115,626	125,841	386,787	283,938

Net gains (losses) on investments and other financial instruments (3)	3,868	(6,484)	49,095	62,135
Loss on induced conversion and debt extinguishment	(11)	—	(91,887)	—
Acquisition-related expenses	(525)	432	(1,299)	(6,300)
Amortization and impairment of intangible assets	(3,273)	(3,294)	(9,577)	(3,294)
Consolidated pretax income from continuing operations	$115,685	$116,495	$333,119	$336,479
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

(3)
The change in expected economic loss or recovery associated with our previously owned VIEs is included in adjusted pretax operating income above, although it represents amounts that are not included in net income. Therefore, for purposes of this reconciliation, net gains (losses) on investments and other financial instruments has been adjusted by income of $0.2 million and a loss of $0.1 million for the three and nine months ended September 30, 2014, respectively, to reverse this item.

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

4. Fair Value of Financial Instruments
Available for sale securities, trading securities and certain other assets are recorded at fair value. All changes in the fair value of trading securities and certain other assets are included in our condensed consolidated statements of operations. All changes in the fair value of available for sale securities are recorded in AOCI. There were no significant changes to our fair value methodologies during the nine months ended September 30, 2015.

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

The level of market activity used to determine the fair value hierarchy is based on the availability of observable inputs market participants would use to price an asset or a liability, including market value price observations. We provide a qualitative description of the valuation techniques and inputs used for Level II recurring and non-recurring fair value measurements in our audited annual financial statements as of December 31, 2014. For a complete understanding of those valuation techniques and inputs used as of September 30, 2015, these unaudited condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in our 2014 Form 10-K.
The following is a list of those assets that are measured at fair value by hierarchy level as of September 30, 2015:

(In millions)	Level I	Level II	Level III	Total
Assets at Fair Value
Investment Portfolio:
U.S. government and agency securities	$729.1	$—	$—	$729.1
State and municipal obligations	—	332.5	—	332.5
Money market instruments	819.7	—	—	819.7
Corporate bonds and notes	—	1,287.7	—	1,287.7
RMBS	—	285.6	—	285.6
CMBS	—	462.4	—	462.4
Other ABS	—	354.3	—	354.3
Foreign government and agency securities	—	35.7	—	35.7
Equity securities	19.0	45.5	0.5	65.0
Other investments (1)	—	1.0	—	1.0
Total Investments at Fair Value (2)	1,567.8	2,804.7	0.5	4,373.0
Total Assets at Fair Value	$1,567.8	$2,804.7	$0.5	$4,373.0
______________________

(1)	Comprising short-term certificates of deposit.

(2)	Does not include certain other invested assets ($3.8 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.
At September 30, 2015, total Level III assets of $0.5 million accounted for less than 0.1% of total assets measured at fair value. This investment was purchased during the three months ended June 30, 2015, and there were no related gains or losses recorded during the quarter. There were no Level III liabilities.

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
There were no transfers between Level I and Level II for the three and nine months ended September 30, 2015 or 2014. There were also no transfers involving Level III assets or liabilities for the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, all of our other ABS securities were transferred from Level III to Level II, as third-party pricing became available.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets were as follows as of the dates indicated:

	September 30, 2015			December 31, 2014
(In millions)	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
Assets:
Other invested assets	$3.8	$7.6	(1)	$14.6	$20.5	(1)
Liabilities:
Long-term debt	1,230.2	1,558.7	(1)	1,192.3	1,859.3	(1)
______________________

(1)	These estimated fair values would be classified in Level II of the fair value hierarchy.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

5. Investments
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	September 30, 2015
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$5,764	$5,793	$29	$—
State and municipal obligations	17,581	18,576	995	—
Corporate bonds and notes	614,635	606,260	3,753	12,128
RMBS	208,011	209,028	1,377	360
CMBS	307,216	305,700	1,533	3,049
Other ABS	330,986	328,746	1,088	3,328
Foreign government and agency securities	23,329	22,225	102	1,206
	1,507,522	1,496,328	8,877	20,071
Equity securities available for sale	573	985	412	—
Total debt and equity securities	$1,508,095	$1,497,313	$9,289	$20,071

	December 31, 2014
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$5,709	$5,751	$48	$6
State and municipal obligations	17,727	18,910	1,183	—
Corporate bonds and notes	277,678	284,408	7,288	558
RMBS	41,467	42,520	1,053	—
CMBS	57,358	58,234	876	—
Other ABS	109,420	107,701	8	1,727
Foreign government and agency securities	19,301	19,366	307	242
	528,660	536,890	10,763	2,533
Equity securities available for sale (1)	76,900	143,368	66,468	—
Total debt and equity securities	$605,560	$680,258	$77,231	$2,533
______________________

(1)	Comprising broadly diversified domestic equity mutual funds ($143.0 million fair value) and a preferred stock investment in Freddie Mac ($0.4 million fair value).

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

(In thousands)	September 30, 2015	December 31, 2014
Trading securities:
U.S. government and agency securities	$131,956	$134,530
State and municipal obligations	313,884	343,926
Corporate bonds and notes	632,681	708,361
RMBS	76,536	89,810
CMBS	156,697	188,615
Other ABS	25,559	77,755
Foreign government and agency securities	13,449	18,331
Equity securities	63,995	72,256
Total	$1,414,757	$1,633,584
For trading securities held at September 30, 2015 and December 31, 2014, we had net unrealized losses during the nine months ended September 30, 2015 and net unrealized gains during the year ended December 31, 2014 associated with those securities of $12.7 million and $65.7 million, respectively.
For the nine months ended September 30, 2015, we did not transfer any securities from the available for sale or trading categories.
Net realized and unrealized gains (losses) on investments and other financial instruments consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net realized gains (losses):
Fixed-maturities held to maturity	$—	$—	$—	$(9)
Fixed-maturities available for sale	(343)	(540)	(402)	(1,139)
Equities available for sale	—	—	68,723	—
Trading securities	(1)	(52)	(12,860)	(4,444)
Short-term investments	(27)	—	(23)	—
Other invested assets	2,794	—	2,794	—
Other gains	—	291	106	238
Net realized gains (losses) on investments	2,423	(301)	58,338	(5,354)
Unrealized gains (losses) on trading securities	1,810	(6,007)	(9,127)	70,565
Total net gains (losses) on investments	4,233	(6,308)	49,211	65,211
Net (losses) gains on other financial instruments	(365)	14	(116)	(3,205)
Net gains (losses) on investments and other financial instruments	$3,868	$(6,294)	$49,095	$62,006

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following tables show the gross unrealized losses and fair value of our securities deemed “available for sale” aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

September 30, 2015: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
Corporate bonds and notes	77	$307,644	$11,689	6	$8,716	$439	83	$316,360	$12,128
RMBS	6	70,121	360	—	—	—	6	70,121	360
CMBS	30	179,673	3,049	—	—	—	30	179,673	3,049
Other ABS	62	205,452	2,038	13	42,127	1,290	75	247,579	3,328
Foreign government and agency securities	14	14,394	971	4	1,536	235	18	15,930	1,206
Total	189	$777,284	$18,107	23	$52,379	$1,964	212	$829,663	$20,071

December 31, 2014: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	—	$—	$—	1	$3,455	$6	1	$3,455	$6
Corporate bonds and notes	24	40,917	410	1	1,027	148	25	41,944	558
Other ABS	34	97,356	1,727	—	—	—	34	97,356	1,727
Foreign government and agency securities	4	6,353	242	—	—	—	4	6,353	242
Total	62	$144,626	$2,379	2	$4,482	$154	64	$149,108	$2,533
During the first nine months of 2015 and 2014, we did not recognize in earnings any impairment losses related to credit deterioration.
Although we held securities in an unrealized loss position as of September 30, 2015, we did not consider them to be other-than-temporarily impaired as of such date. For all investment categories, the unrealized losses of 12 months or greater duration as of September 30, 2015, were generally caused by interest rate or credit spread movements since the purchase date. As of September 30, 2015, we estimated that the present value of cash flows expected to be collected from these securities would be sufficient to recover the amortized cost basis of these securities. As of September 30, 2015, we did not have the intent to sell any debt securities in an unrealized loss position, and we determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis, which may be at maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at September 30, 2015.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The contractual maturities of fixed-maturity investments are as follows:

	September 30, 2015
	Available for Sale
(In thousands)	Amortized Cost	Fair Value
Due in one year or less (1)	$2,292	$2,299
Due after one year through five years (1)	104,053	104,854
Due after five years through ten years (1)	368,126	363,447
Due after ten years (1)	186,838	182,254
RMBS (2)	208,011	209,028
CMBS (2)	307,216	305,700
Other ABS (2)	330,986	328,746
Total	$1,507,522	$1,496,328
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS and Other ABS are shown separately, as they are not due at a single maturity date.
At September 30, 2015 and December 31, 2014, Radian Guaranty had $210.9 million and $209.3 million, respectively, in a collateral account pursuant to the Freddie Mac Agreement. This collateral account, which contains investments primarily invested in trading securities, is pledged to cover Loss Mitigation Activity on the loans subject to the Freddie Mac Agreement. Subject to certain conditions in the Freddie Mac Agreement, amounts in the collateral account may be released to Radian Guaranty over time to the extent that Loss Mitigation Activity becomes final in accordance with the terms of that agreement. In accordance with these provisions, Radian withdrew approximately $135.9 million from this account in October 2015 related to Loss Mitigation Activity that had become final as of August 31, 2015. Following this withdrawal, if, as of August 29, 2017, the amount of additional Loss Mitigation Activity that has become final in accordance with the Freddie Mac Agreement is less than approximately $74 million, then any shortfall will be paid on that date to Freddie Mac from the funds remaining in the collateral account, subject to certain adjustments designed to allow for any Loss Mitigation Activity that has not become final or any claims evaluation that has not been completed as of that date. Through September 30, 2015, approximately $1 million of additional Loss Mitigation Activity had become final in accordance with the Freddie Mac Agreement and approximately $11 million of additional submitted claims had been rescinded, denied, curtailed or cancelled, but were not yet considered final in accordance with the Freddie Mac Agreement.

6. Goodwill and Other Intangible Assets, Net
The following table shows the changes in the carrying amount of goodwill, all of which relates to our Services segment, as of and for the year-to-date periods ended September 30, 2015 and December 31, 2014:

(In thousands)	Goodwill	Accumulated Impairment Losses	Net
Balance at December 31, 2013	$2,095	$—	$2,095
Goodwill acquired	191,932	—	191,932
Impairment losses	—	(2,095)	(2,095)
Balance at December 31, 2014	194,027	(2,095)	191,932
Goodwill acquired	2,388	—	2,388
Impairment losses	—	—	—
Balance at September 30, 2015	$196,415	$(2,095)	$194,320

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

During the first quarter of 2015, Clayton expanded its service offerings by acquiring Red Bell, a real estate brokerage company that provides products and services that include automated valuation models; broker price opinions used by investors, lenders and loan servicers; and advanced technology solutions for: (1) monitoring loan portfolio performance; (2) tracking non-performing loans; (3) managing REO assets; and (4) valuing and selling residential real estate through a secure platform. The acquisition did not meet the criteria to be considered a material business combination. The transaction was treated as a purchase for accounting purposes, with the excess of the acquisition price over the estimated fair value of the net assets acquired resulting in goodwill of $2.4 million. The goodwill represents the estimated future economic benefits arising from the assets acquired that did not qualify to be identified and recognized individually, and includes the value of the discounted expected future cash flows, the workforce, expected synergies with our other affiliates and other unidentifiable intangible assets. Goodwill is deemed to have an indefinite useful life and is subject to review for impairment annually, or more frequently, whenever circumstances indicate potential impairment. Our goodwill balance at September 30, 2015 relates entirely to our Services segment, as a result of our acquisition of Clayton and its subsequent acquisition of Red Bell.
The following is a summary of the gross and net carrying amounts and accumulated amortization of our other intangible assets as of and for the year-to-date periods indicated:

	As of September 30, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$83,033	$(8,983)	$74,050
Technology	10,940	(2,284)	8,656
Trademark	8,300	(1,023)	7,277
Client backlog	6,680	(3,739)	2,941
Non-competition agreements	185	(95)	90
Total	$109,138	$(16,124)	$93,014

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$79,203	$(2,917)	$76,286
Technology	8,970	(797)	8,173
Trademark	7,860	(393)	7,467
Client backlog	6,680	(2,406)	4,274
Non-competition agreements	145	(37)	108
Total	$102,858	$(6,550)	$96,308
The estimated aggregate amortization expense for the remainder of 2015 and thereafter is as follows (in thousands):

2015	$3,273
2016	12,555
2017	11,913
2018	11,281
2019	10,046
2020	8,494
Thereafter	35,452
For tax purposes, substantially all of our goodwill and other intangible assets are expected to be deductible and will be amortized over a period of 15 years.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

7. Reinsurance
The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net premiums written-insurance:
Direct	$253,262	$262,826	$766,708	$730,685
Assumed	7	(219)	62	(668)
Ceded	(11,101)	(16,832)	(31,612)	(49,342)
Net premiums written-insurance	$242,168	$245,775	$735,158	$680,675
Net premiums earned-insurance:
Direct	$242,260	$235,406	$734,221	$672,453
Assumed	10	11	33	35
Ceded	(14,837)	(17,590)	(44,789)	(52,253)
Net premiums earned-insurance	$227,433	$217,827	$689,465	$620,235
In 2012, Radian Guaranty entered into two separate QSR agreements with a third-party reinsurance provider. As of September 30, 2015, RIF ceded under the Initial QSR Transaction and the Second QSR Transaction was approximately $0.9 billion and $1.4 billion, respectively.
The Second QSR Transaction provides that, effective December 31, 2015, Radian Guaranty will have the ability, at its option, to recapture half of the reinsurance ceded with respect to conventional GSE loans, which would result in Radian Guaranty reassuming the related RIF in exchange for an expected payment of a profit commission amount from the reinsurer. Our results for the three and nine months ended September 30, 2015 include accruals of $0.7 million and $6.5 million, respectively, for this expected profit commission, based on experience to date for the Second QSR Transaction and our current expectation to exercise our option to recapture half of the ceded RIF on December 31, 2015.
The following tables show the amounts related to the QSR Transactions for the periods indicated:

	Initial QSR Transaction
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Ceded premiums written	$3,437	$4,668	$11,326	$15,018
Ceded premiums earned	5,068	6,578	17,510	20,188
Ceding commissions written	745	1,166	2,453	3,754

	Second QSR Transaction
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Ceded premiums written	$5,029	$9,082	$11,953	$24,447
Ceded premiums earned	7,135	7,699	18,942	21,481
Ceding commissions written	1,998	3,179	6,437	8,557
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

8. Other Assets
The following table shows the components of other assets for the periods indicated:

(In thousands)	September 30, 2015	December 31, 2014
Deposit with the IRS (Note 12)	$88,557	$88,557
Corporate-owned life insurance	82,598	80,755
Prepaid reinsurance premiums	44,091	57,291
Property and equipment (1)	42,179	27,248
Accrued investment income	22,262	20,022
Deferred policy acquisition costs	13,431	12,003
Reinsurance recoverables	12,025	28,119
Other	44,514	43,869
Total other assets	$349,657	$357,864
______________________

(1)	Property and equipment, at cost less accumulated depreciation of $105.1 million and $100.2 million at September 30, 2015 and December 31, 2014, respectively.

9. Losses and Loss Adjustment Expense
All of the balance and activity of our consolidated reserve for losses and loss adjustment expense relate to the Mortgage Insurance segment. The following table shows our reserve for losses and LAE by category at the end of each period indicated:

(In thousands)	September 30, 2015	December 31, 2014
Reserve for losses by category:
Prime	$519,572	$700,174
Alt-A	234,772	292,293
A minus and below	137,441	179,103
IBNR and other	107,179	223,114
LAE	41,464	56,164
Reinsurance recoverable (1)	11,071	26,665
Total primary reserve	1,051,499	1,477,513
Pool	43,234	75,785
IBNR and other	949	1,775
LAE	1,983	3,542
Total pool reserve	46,166	81,102
Total First-lien reserve	1,097,665	1,558,615
Second-lien and other (2)	905	1,417
Total reserve for losses	$1,098,570	$1,560,032
______________________

(1)	Primarily represents ceded losses on captive transactions and the QSR Transactions.

(2)	Does not include our Second-lien PDR that is included in other liabilities.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table presents information relating to our reserve for losses, including our IBNR reserve and LAE but excluding Second-lien PDR, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Balance at beginning of period	$1,204,792	$1,714,681	$1,560,032	$2,164,353
Less reinsurance recoverables (1)	11,677	22,458	26,665	38,363
Balance at beginning of period, net of reinsurance recoverables	1,193,115	1,692,223	1,533,367	2,125,990
Add losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2) (3)	50,436	72,408	184,490	256,729
Prior years (3)	13,037	(23,851)	(42,158)	(94,747)
Total incurred	63,473	48,557	142,332	161,982
Deduct paid claims and LAE related to:
Current year (2)	2,841	4,784	3,417	5,587
Prior years	166,248	169,066	584,783	715,455
Total paid	169,089	173,850	588,200	721,042
Balance at end of period, net of reinsurance recoverables	1,087,499	1,566,930	1,087,499	1,566,930
Add reinsurance recoverables (1)	11,071	21,201	11,071	21,201
Balance at end of period	$1,098,570	$1,588,131	$1,098,570	$1,588,131
_________________________

(1)	Related to ceded losses on captive reinsurance transactions and the QSR Transactions. See Note 7 for additional information.

(2)
Related to underlying defaulted loans with a most recent default notice dated in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

(3)
Amounts previously reported for losses and LAE incurred in respect of default notices reported and unreported in current year and prior years have been reclassified to correct an error. There was no net change to total incurred losses in any period as a result of these reclassifications. For the three and nine months ended September 30, 2014, the amounts previously reported for losses and LAE incurred in respect of default notices reported and unreported in current year have been revised downward by approximately $34.5 million and $82.8 million, respectively, with an equal and offsetting adjustment to the amount previously reported for default notices reported and unreported in prior years. For the years ended December 31, 2014, 2013 and 2012, the amounts previously reported related to losses and LAE incurred from current year default notices should have been lower by approximately $71.8 million, $65.0 million and $75.7 million, respectively, with equal and offsetting adjustments to the incurred loss amounts related to prior years’ default notices.

Our loss reserve declined for the three and nine months ended September 30, 2015, primarily as a result of the aggregate amount of paid claims, Cures, Rescissions and Claim Denials exceeding the loss reserves established for new default notices received. Reserves established for new default notices were the primary driver of our total incurred loss for the first nine months of 2015. For the nine months ended September 30, 2015, the impact to incurred losses from default notices reported in 2015 was partially mitigated by favorable reserve development on prior year defaults, which was driven primarily by a reduction in certain Default to Claim Rate assumptions based on observed trends of higher Cures than were previously estimated. During the first nine months of 2014, we experienced similar favorable reserve development in our estimates of future losses related to incurred losses as a result of higher Cures and lower Claim Severity rates than had previously been estimated. The overall favorable reserve development in 2015 was partially offset by adverse reserve development on prior year defaults for the three months ended September 30, 2015, which was primarily affected by a decrease in our assumption for future rescissions and denials. Our results for the nine months ended September 30, 2015 also include the impact of the BofA Settlement Agreement, as described below.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Total paid claims decreased for the three months ended September 30, 2015 compared to the same period in 2014, primarily due to the overall decline in defaulted loans and the ongoing reduction in pending claims. Claims paid for the nine months ended September 30, 2015 include $236.6 million related to the implementation of the BofA Settlement Agreement.
Our aggregate weighted average Default to Claim Rate assumption (net of Claim Denials and Rescissions) used in estimating our primary reserve for losses declined to 49% (45% excluding pending claims) at September 30, 2015, compared to 52% at December 31, 2014. The change in our Default to Claim Rate resulted primarily from a decrease in the proportion of pending claims, which have higher Default to Claim Rates, and a decrease in the assumed Default to Claim Rate for new defaults, as described below. We develop our Default to Claim Rate estimates on defaulted loans based on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. Our Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans, as measured by the progress toward foreclosure sale and the number of months in default. During the nine months ended September 30, 2015, we reduced our gross Default to Claim Rate assumption for new primary defaults from 16% to 14% due to continued improvement in actual claim development trends. As of September 30, 2015, our gross Default to Claim Rates on our primary portfolio ranged from 14% for new defaults, up to approximately 65% for certain defaults not in Foreclosure Stage, and 81% for Foreclosure Stage Defaults. Our estimate of expected Rescissions and Claim Denials (net of expected Reinstatements) embedded in our Default to Claim Rate is generally based on our recent experience; as of September 30, 2015, we refined this assumption to give more weight to our experience in the most recent nine months. Consideration is also given for differences in characteristics between those rescinded policies and denied claims and the loans remaining in our defaulted inventory, as well as the estimated impact of the BofA Settlement Agreement.
The implementation of the BofA Settlement Agreement resulted in Reinstatements exceeding Rescissions and Claim Denials for First-lien claims during the three and nine months ended September 30, 2015. Reinstatements, net of Rescissions and Claim Denials, for primary loans (excluding loans subject to the Freddie Mac Agreement) totaled $2.9 million for the three months ended September 30, 2015 and $57.7 million for the nine months ended September 30, 2015. Rescissions and Claim Denials, net of Reinstatements totaled $53.5 million for the three months ended September 30, 2014 and $93.3 million for the nine months ended September 30, 2014.
Although our estimates of future Rescissions and Claim Denials have been declining, they remain elevated compared to levels experienced before 2009. The elevated levels of our rate of Rescissions and Claim Denials have reduced our paid losses and have resulted in a reduction in our loss reserve. Our estimate of net future Rescissions and Claim Denials reduced our loss reserve as of September 30, 2015 and December 31, 2014 by approximately $87 million and $125 million, respectively. The amount of estimated Rescissions and Claim Denials incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of Rescissions and Claim Denials on future claims, but also the volume and attributes of our defaulted insured loans, our estimated Default to Claim Rate and our estimated Claim Severity, among other assumptions. As of September 30, 2015, these assumptions also reflect the estimated impact of the BofA Settlement Agreement, as further discussed below.
As our Legacy Portfolio has become a smaller percentage of our overall insured portfolio, we have undertaken a reduced amount of Loss Mitigation Activity with respect to the claims we receive, and we expect this trend to continue. As a result, our future Loss Mitigation Activity is not expected to mitigate our paid losses to the same extent as in recent years.
Our reported Rescission and Claim Denial activity in any given period is subject to challenge by our lender and servicer customers. We expect that a portion of previous Rescissions will be reinstated and previous Claim Denials will be resubmitted with the required documentation and ultimately paid; therefore, we have incorporated this expectation into our IBNR reserve estimate. Our IBNR reserve estimate was $50.4 million and $163.6 million at September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, the IBNR reserve estimate of $50.4 million included approximately $29.1 million for loans subject to the BofA Settlement Agreement. This amount compares to approximately $133.0 million in IBNR reserves for loans subject to the BofA Settlement Agreement as of December 31, 2014. The significant decrease in our IBNR reserve estimate at September 30, 2015 as compared to December 31, 2014, reflects the implementation of the BofA Settlement Agreement that commenced on February 1, 2015, including the reinstatement and payment during the period of certain previous Rescissions and Claim Denials.
The remaining IBNR reserve estimate as of September 30, 2015 included an estimate of future Reinstatements of previous Claim Denials, Rescissions and Claim Curtailments of $11.8 million, $0.3 million, and $1.8 million, respectively. These reserves relate to approximately $50.6 million of claims that were denied within the preceding 12 months, approximately $52.1 million of policies rescinded within the preceding 24 months, and approximately $25.7 million of Claim Curtailments within the preceding 24 months.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

We also accrue for the premiums that we expect to refund to our lender customers in connection with our estimated Rescission activity. Our accrued liability for such refunds, which is included within other liabilities on our condensed consolidated balance sheets, was $3.2 million and $9.0 million as of September 30, 2015 and December 31, 2014, respectively.
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
Implementation of the BofA Settlement Agreement commenced on February 1, 2015 for Subject Loans held in portfolio by the Insureds or purchased by the GSEs as of that date. Approximately 12% of the Subject Loans are neither held in portfolio by the Insureds nor owned by the GSEs, and required the consent of certain other investors for these loans to be included in the BofA Settlement Agreement. During the three months ended September 30, 2015, most of such other investors provided consent, and therefore, the associated implementation of the BofA Settlement Agreement has commenced with respect to these loans. Our previous reserve assumptions assumed that these consents would be obtained. See Note 10 of Notes to Consolidated Financial Statements in our 2014 Form 10-K for additional information about the BofA Settlement Agreement.

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
The following illustrates the impact of the reclassification:

		December 31, 2014
(In thousands)		As Previously Reported	Adjustment	As Adjusted
9.000%	Senior Notes due 2017	$192,605	$(2,360)	$190,245
3.000%	Convertible Senior Notes due 2017	375,310	(3,974)	371,336
2.250%	Convertible Senior Notes due 2019	342,011	(5,878)	336,133
5.500%	Senior Notes due 2019	300,000	(5,415)	294,585
	Total long-term debt	$1,209,926	$(17,627)	$1,192,299
The carrying value of our long-term debt at September 30, 2015 and December 31, 2014 was as follows:

(In thousands)		September 30, 2015	December 31, 2014
9.000%	Senior Notes due 2017	$191,752	$190,245
3.000%	Convertible Senior Notes due 2017	52,754	371,336
2.250%	Convertible Senior Notes due 2019	346,443	336,133
5.500%	Senior Notes due 2019	295,472	294,585
5.250%	Senior Notes due 2020	343,825	—
	Total long-term debt	$1,230,246	$1,192,299

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Senior Notes due 2020
In June 2015, we issued $350 million aggregate principal amount of Senior Notes due 2020 and received net proceeds of approximately $343.5 million. These notes mature on June 15, 2020 and bear interest at a rate of 5.250% per annum, payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2015. We have the option to redeem these notes, in whole or in part, at any time or from time to time prior to maturity at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; or (ii) the make-whole amount, which is the present value of the notes discounted at the applicable treasury rate plus 50 basis points, plus, in each case, accrued interest thereon to the redemption date.
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
Convertible Senior Notes due 2017 and 2019
Following the pricing of our Senior Notes due 2020, in June 2015, we entered into privately negotiated agreements with certain holders of our Convertible Senior Notes due 2017 to purchase an aggregate principal amount of $389.1 million of our outstanding Convertible Senior Notes due 2017 for a combination of cash and shares of Radian Group common stock. We funded the purchases with $126.8 million in cash (plus accrued and unpaid interest due on the purchased notes) and by issuing to the sellers approximately 28.4 million shares of Radian Group common stock. Our purchases of Convertible Senior Notes due 2017 resulted in a pretax charge of approximately $91.9 million related to these transactions. This charge represents:

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
During the three-month period ended September 30, 2015, our closing stock price exceeded the thresholds required for the holders of our Convertible Senior Notes due 2017 and our Convertible Senior Notes due 2019 to be able to exercise their conversion rights during the three-month period ending December 31, 2015. In any period when holders of the Convertible Senior Notes due 2017 are eligible to exercise their conversion option, the equity component related to these instruments is classified as mezzanine (temporary) equity, because we are required to settle the aggregate principal amount of the notes in cash. If in any future period the conversion threshold requirements of our Convertible Senior Notes due 2017 are not met, then the difference between (1) the amount of cash deliverable upon conversion (i.e., par value of debt) and (2) the carrying value of the debt component will be reclassified from mezzanine equity to permanent equity, and will continue to be reported as permanent equity for any period in which the debt is not currently convertible. Our conversion obligation for the Convertible Senior Notes due 2019 may be satisfied by paying or delivering, as the case may be, cash, shares of Radian Group common stock or a combination of cash and shares of Radian Group common stock, at our election.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Issuance and transaction costs incurred at the time of the issuance of the convertible notes are allocated to the liability and equity components in proportion to the allocation of proceeds and are accounted for as debt issuance costs and equity issuance costs, respectively. The convertible notes are reflected on our condensed consolidated balance sheets as follows:

	Convertible Senior Notes due 2017		Convertible Senior Notes due 2019
(In thousands)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Liability component:
Principal	$60,899	$450,000	$399,992	$400,000
Debt discount, net (1)	(7,737)	(74,690)	(48,647)	(57,989)
Debt issuance costs (1)	(408)	(3,974)	(4,902)	(5,878)
Net carrying amount	$52,754	$371,336	$346,443	$336,133

Equity component of currently redeemable convertible senior notes	$7,737	$74,690	$—	$—
__________________

(1)	Included within long-term debt and is being amortized over the life of the convertible notes.
The following tables set forth total interest expense recognized related to the convertible notes for the periods indicated:

	Convertible Senior Notes due 2017
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014
Contractual interest expense	$456	$3,375	$6,953	$10,125
Amortization of debt issuance costs	43	308	659	912
Amortization of debt discount	808	5,441	11,910	15,939
Total interest expense	$1,307	$9,124	$19,522	$26,976

	Convertible Senior Notes due 2019
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014
Contractual interest expense	$2,250	$2,250	$6,750	$6,750
Amortization of debt issuance costs	317	322	975	957
Amortization of debt discount	3,146	2,980	9,342	8,803
Total interest expense	$5,713	$5,552	$17,067	$16,510

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

11. Accumulated Other Comprehensive (Loss) Income
The following table shows the rollforward of AOCI as of the periods indicated. During the nine months ended September 30, 2015, we sold equity securities in our portfolio and reinvested the proceeds in assets that qualify as PMIERs-compliant Available Assets, recognizing pretax gains of $68.7 million.

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(17,744)	$(6,210)	$(11,534)	$79,208	$27,723	$51,485
OCI:
Net foreign currency translation adjustments	(184)	(64)	(120)	(135)	(47)	(88)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	6,172	2,160	4,012	(17,160)	(6,006)	(11,154)
Less: Reclassification adjustment for net (losses) gains included in net income (1)	(343)	(120)	(223)	68,320	23,912	44,408
Net unrealized gains (losses) on investments	6,515	2,280	4,235	(85,480)	(29,918)	(55,562)
Activity related to investments recorded as assets held for sale	—	—	—	(5,006)	(1,752)	(3,254)	(2)
OCI	6,331	2,216	4,115	(90,621)	(31,717)	(58,904)
Balance at end of period	$(11,413)	$(3,994)	$(7,419)	$(11,413)	$(3,994)	$(7,419)

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$70,857	$19,840	$51,017	$57,345	$19,962	$37,383
OCI:
Net foreign currency translation adjustments	(186)	—	(186)	(186)	—	(186)
Unrealized (losses) gains on investments:
Unrealized holding (losses) gains arising during the period	(841)	(43)	(798)	10,251	(253)	10,504
Less: Reclassification adjustment for net losses included in net income (1)	(540)	(122)	(418)	(1,139)	(332)	(807)
Net unrealized (losses) gains on investments	(301)	79	(380)	11,390	79	11,311
Activity related to investments recorded as assets held for sale (3)	(1,439)	(2)	(1,437)	382	(124)	506
OCI	(1,926)	77	(2,003)	11,586	(45)	11,631
Balance at end of period	$68,931	$19,917	$49,014	$68,931	$19,917	$49,014
_________________________

(1)	Included in net gains on investments and other financial instruments on our condensed consolidated statements of operations.

(2)
For the nine months ended September 30, 2015, this amount represents the recognition of investment gains included in income from discontinued operations, net of tax, as a result of the completion of the sale of Radian Asset Assurance on April 1, 2015. Previously, pursuant to accounting standards, such investment gains had been deferred and recorded in AOCI.

(3)
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
Our provision for income taxes for interim financial periods is based on an estimate of our annual effective tax rate for continuing operations for the full year. When estimating our full year 2015 and 2014 annual effective tax rate, we accounted for the tax effects of gains and losses on our investments, changes as a result of the accounting standard regarding the accounting for uncertainty in income taxes, and other adjustments discretely at the federal applicable tax rate. Our effective tax rate as of September 30, 2014 was also impacted by our full valuation allowance against our DTAs.
Our June 2015 purchases of Convertible Senior Notes due 2017 resulted in a pretax charge in the Statements of Operations of approximately $91.9 million. This included approximately $35.5 million of market premium related to the purchases of which approximately $28.9 million is estimated to be non-deductible for tax purposes and impacted our effective tax rate. Overall, we recorded an income tax benefit in the Statements of Operations of approximately $22.0 million related to these purchases as of September 30, 2015.
For federal income tax purposes, we had approximately $1.2 billion of NOL carryforwards and $1.3 million of foreign tax credit carryforwards as of September 30, 2015. To the extent not utilized, the NOL carryforwards will expire during tax years 2028 through 2032 and the foreign tax credit carryforwards will expire during tax years 2018 through 2020. Certain entities within our consolidated group have also generated DTAs of approximately $44.7 million relating to state and local NOL carryforwards, which if unutilized, will expire during various future tax periods.
We are required to establish a valuation allowance against our DTAs when it is more likely than not that all or some portion of our DTAs will not be realized. At each balance sheet date, we assess our need for a valuation allowance. Our assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our DTAs will be realized in future periods. In making this assessment as of September 30, 2015, we determined that certain state and local NOLs, relating to non-insurance entities within our consolidated group, may not be realized during their appropriate carryforward period. Therefore, we have recorded a valuation allowance of approximately $32.3 million relating to these state and local NOL DTAs as of September 30, 2015.
As previously disclosed, we are contesting adjustments resulting from the examination by the IRS of our 2000 through 2007 consolidated federal income tax returns. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests and proposed adjustments denying the associated tax benefits of these items. We appealed these proposed adjustments to Appeals and made “qualified deposits” with the U.S. Treasury of approximately $85 million in June 2008 relating to the 2000 through 2004 tax years and approximately $4 million in May 2010 relating to the 2005 through 2007 tax years in order to avoid the accrual of incremental above-market-rate interest with respect to the proposed adjustments.
We made several attempts to reach a compromised settlement with Appeals, but in January 2013, we were notified that Appeals had rejected our latest settlement offer and planned to issue formal Notices of Deficiency related to certain losses and deductions resulting from our investment in the portfolio of non-economic REMIC residual interests, as discussed above. On September 4, 2014, we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties of approximately $157 million. The Deficiency Amount has not been reduced to reflect our NOL carryback ability. As of September 30, 2015, there also would be interest of approximately $122 million related to these matters. Depending on the outcome, additional state income taxes, penalties and interest (estimated in the aggregate to be approximately $31 million as of September 30, 2015) also may become due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of approximately $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

On December 3, 2014, we petitioned the U.S. Tax Court to litigate the Deficiency Amount. On September 1, 2015, we received a notice that the case had been scheduled for trial commencing on February 1, 2016. However, the parties have jointly filed, and the U.S. Tax Court has approved, motions for continuance in this matter to postpone the trial date. The litigation could take several years to resolve and may result in substantial legal expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached. We believe that an adequate provision for income taxes has been made for the potential liabilities that may result from this matter. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.

13. Statutory Information
We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. Required statutory accounting practices are established by a variety of publications of the NAIC as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of September 30, 2015, our use of any prescribed or permitted statutory accounting practices did not result in reported statutory surplus or risk-based capital being significantly different from what would have been reported if NAIC statutory accounting practices had been followed.
The state insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations, as described below. Failure to maintain adequate levels of capital could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition. As of September 30, 2015, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $2.7 billion of our consolidated net assets.
Radian Guaranty
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum ratio of statutory capital relative to the level of net RIF, or Risk-to-capital. The sixteen RBC States currently impose a Statutory RBC Requirement. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, a mortgage insurer must satisfy an MPP Requirement. The statutory capital requirements for the non-RBC States are de minimis (ranging from $1 million to $5 million); however, the insurance laws of these states generally grant broad supervisory powers to state agencies or officials to enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business. Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of that state, the mortgage insurer may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. For the nine months ended September 30, 2015 and the year ended December 31, 2014, the RBC States accounted for approximately 56% of Radian Guaranty’s total primary NIW in each period.
Radian Guaranty was in compliance with the Statutory RBC Requirements or MPP Requirements, as applicable, in each of the RBC States as of September 30, 2015. See Note 1 for information regarding potential changes to the Model Act (which may result in more stringent Statutory RBC Requirements or MPP Requirements in states that adopt the Model Act) as well as the PMIERs for GSE eligibility.

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

	September 30, 2015	December 31, 2014
($ in millions)
RIF, net (1)	$33,398.3	$30,615.7

Statutory policyholders’ surplus	$1,329.1	$1,325.2
Contingency reserve	690.3	389.4
Statutory capital	$2,019.4	$1,714.6

Risk-to-capital	16.5:1	17.9:1
_______________________

(1)	Excludes risk ceded through reinsurance contracts (to third parties and affiliates) and RIF on defaulted loans.
The reduction in Radian Guaranty’s Risk-to-capital in the first nine months of 2015 was primarily due to increases in statutory net income, partially offset by an increase in net RIF at Radian Guaranty. For the nine months ended September 30, 2015, Radian Guaranty had statutory net income of $390.0 million.
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

14. Selected Financial Information of Registrant—Radian Group—Parent Company Only

(In thousands)	September 30, 2015	December 31, 2014
Investment in subsidiaries, at equity in net assets	$3,098,153	$2,746,915
Total assets	3,964,605	3,741,648
Long-term debt	1,230,246	1,192,299
Total liabilities	1,521,298	1,569,898
Equity component of currently redeemable convertible senior notes	7,737	74,690
Total stockholders’ equity	2,435,570	2,097,060
Total liabilities and stockholders’ equity	3,964,605	3,741,648

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
We are subject to regulatory inquiries, investigations and reviews. In the past, we and other mortgage insurers have been subject to inquiries from the Minnesota Department of Commerce requesting information relating to captive reinsurance. We have cooperated with these requests for information. In June 2015, Radian Guaranty executed a Consent Order with the Minnesota Department of Commerce that resolved the Minnesota Department of Commerce’s outstanding inquiries related to captive reinsurance arrangements involving mortgage insurance in Minnesota without any findings of wrongdoing. As part of the Consent Order, Radian Guaranty paid an immaterial amount to Minnesota and agreed not to enter into new captive reinsurance arrangements for a period of ten years ending in June 2025. We have not entered into any new captive reinsurance arrangements since 2007.
In June 2015, we and other mortgage insurers received a letter from the Wisconsin OCI requesting information pertaining to customized insurance rates and terms offered to mortgage insurance customers. We submitted a response to the Wisconsin OCI in June 2015, as requested. Although we believe we are in compliance with applicable Wisconsin state law requirements for mortgage guaranty insurance, we cannot predict the outcome of this matter or whether additional inquiries, actions or proceedings may be pursued against us by the Wisconsin OCI or other regulators.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

On September 4, 2014, we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties of approximately $157 million. The Deficiency Amount has not been reduced to reflect our NOL carryback ability. On December 3, 2014, we petitioned the U.S. Tax Court to litigate the Deficiency Amount. On September 1, 2015, we received a notice that the case had been scheduled for trial commencing on February 1, 2016. However, the parties have jointly filed, and the U.S. Tax Court has approved, motions for continuance in this matter to postpone the trial date. See Note 12 for additional information regarding this litigation.
Our Master Policies establish the timeline within which any suit or action arising from any right of an insured under the policy generally must be commenced. We continue to face a number of challenges from certain customers regarding our Loss Mitigation Activities, which have resulted in some reversals of our decisions regarding Rescissions, Claim Denials or Claim Curtailments. We are currently in discussions with some customers regarding our Loss Mitigation Activities and our claim payment practices, which if not resolved, could result in arbitration or judicial proceedings. See Note 9 for further information.
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
Other
Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities). To allow our customers to comply with these regulations at that time, we typically were required, depending on the amount of credit enhancement we were providing, to provide: (1) audited financial statements for the insurance subsidiary participating in the transaction; or (2) a full and unconditional holding company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two Structured Transactions for Radian Guaranty involving approximately $120.7 million of remaining credit exposure as of September 30, 2015.
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
On June 18, 2015, we reported that our board of directors had authorized an ASR program to repurchase an aggregate of $202 million of Radian Group common stock. Under the ASR program, the total number of shares ultimately delivered to Radian Group was based on the average of the daily volume-weighted average price of Radian Group common stock during the term of the transaction, less a negotiated discount and subject to certain other adjustments pursuant to the terms and conditions of the program. During the three-month period ended June 30, 2015, 9.2 million initial shares were repurchased under this program. The counterparty delivered to Radian Group 1.8 million additional shares of Radian Group common stock at final settlement of the ASR program in August 2015, based on the calculated price of $18.32 during the term of the transaction. All share repurchases pursuant to the ASR program were funded in the second quarter of 2015 from the proceeds of the Senior Notes due 2020.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The calculation of the basic and diluted net income per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2015	2014	2015	2014
Net income from continuing operations:
Net income from continuing operations - basic	$70,091	$132,031	$207,011	$381,548
Adjustment for dilutive Convertible Senior Notes due 2019, net of tax (1)	3,714	5,552	11,094	16,510
Net income from continuing operations - diluted	$73,805	$137,583	$218,105	$398,058

Net income:
Net income from continuing operations - basic	$70,091	$132,031	$207,011	$381,548
Income from discontinued operations, net of tax	—	21,559	5,385	149,634
Net income - basic	70,091	153,590	212,396	531,182
Adjustment for dilutive Convertible Senior Notes due 2019, net of tax (1)	3,714	5,552	11,094	16,510
Net income - diluted	$73,805	$159,142	$223,490	$547,692

Average common shares outstanding - basic	207,938	191,050	197,562	182,357
Dilutive effect of Convertible Senior Notes due 2017	1,798	6,342	8,620	7,665
Dilutive effect of Convertible Senior Notes due 2019	37,736	37,736	37,736	37,736
Dilutive effect of stock-based compensation arrangements (2)	3,323	2,939	3,075	2,904
Adjusted average common shares outstanding - diluted	250,795	238,067	246,993	230,662

Net income per share:

Basic:
Net income from continuing operations	$0.34	$0.69	$1.05	$2.09
Income from discontinued operations	—	0.11	0.03	0.82
Net income	$0.34	$0.80	$1.08	$2.91

Diluted:
Net income from continuing operations	$0.29	$0.58	$0.88	$1.73
Income from discontinued operations	—	0.09	0.02	0.64
Net income	$0.29	$0.67	$0.90	$2.37
________________

(1)	As applicable, includes coupon interest, amortization of discount and fees, and other changes in income or loss that would result from the assumed conversion.

(2)
The following number of shares of our common stock equivalents issued under our stock-based compensation arrangements were not included in the calculation of net income per share because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Shares of common stock equivalents	469	557	730	557

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

18. Subsequent Event
On November 3, 2015, Radian Guaranty entered into a 15-year operating lease agreement for approximately 150,000 square feet for our corporate headquarters in Philadelphia, Pennsylvania. This agreement commences on September 1, 2017, with payments beginning in December 2018, and replaces our existing lease for our corporate headquarters when it expires in August 2017. The expected obligation for base rental payments under the new lease agreement is approximately $3.5 million per year, with equal annual escalations to a total of approximately $4.6 million per year by the end of the lease term. Total base rent payable over the lease period is approximately $61 million. In addition to the base rent payments, the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. Although a tenant improvement allowance is provided in the agreement, the Company may also incur additional costs to further improve the space to its specifications. The Company has an option to extend the term of the lease for an additional five-year period.

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
Operating Environment and Business Strategy
As a seller of mortgage credit protection and mortgage and real estate products and services, our results are subject to macroeconomic conditions and specific events that impact the mortgage origination environment and the credit performance of our underlying insured assets. The financial crisis and the downturn in the housing and related credit markets that began in 2007 had a significant negative impact on the operating environment and results of operations for our businesses. More recently, this operating environment has improved as the U.S. economy and housing market have been recovering, evidenced by a reduction in unemployment, a reduction in foreclosures, and appreciation in home prices. The credit performance of loans originated after 2008 is significantly better than that of the loans in our Legacy Portfolio. In response to the financial crisis, including the adoption of new lending laws and regulations, credit for home financing has remained restrictive, and post-2008 loan originations have consisted primarily of high credit quality loans. At the same time, while credit quality has been improving, the restrictive credit environment has made it more challenging for many first-time home buyers to finance a home, which has limited the growth of the mortgage industry.
Since the beginning of 2009, we have written approximately $198 billion of NIW in this improving environment, which has contributed to our Legacy Portfolio declining significantly as a proportion of our total mortgage insurance portfolio. Our NIW increased more than 18% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. As of September 30, 2015, our Legacy Portfolio, excluding HARP refinancings, had been reduced to approximately 17% of our total primary RIF. Our portfolio of business written since the beginning of 2009, including HARP refinancings, represented approximately 83% of our total primary RIF as of September 30, 2015. See Results of Operations—Mortgage Insurance—NIW, IIF, RIF.
Further, the improving environment has contributed to a reduction in our incurred losses and claims submitted and paid in our mortgage insurance business. The number of new primary mortgage insurance defaults, net of defaults that defaulted but were cured within the same period, declined by 19% in the nine months ended September 30, 2015, compared to the same period of 2014. Similarly, our primary default rate of 4.1% at September 30, 2015 declined from 5.4% at September 30, 2014. As the negative impact from losses in our Legacy Portfolio has been reduced and we have continued to write a high volume of insurance on high credit quality loans, our results of operations have improved.

The improvement in macroeconomic and credit trends has encouraged new entrants into the private mortgage insurance industry, while improving the financial strength of existing private mortgage insurers. This has resulted in an increasingly competitive environment for private mortgage insurers. Our competitors include other private mortgage insurers and the FHA. We compete on the basis of price, terms and conditions, customer relationships, perceived financial strength and overall service. Price competition among private mortgage insurers is intense and private mortgage insurers have increased their use of programs that offer customized rates for individual lenders on mortgage insurance products, primarily with respect to rates for lender-paid Single Premium Policies. Our use of these programs for lender-paid Single Premium Policies has resulted in premium rates for certain lenders that are less than our standard rates. While we have increased the utilization of reduced rates for Single Premium Policies in 2015, it has not had a significant impact on our overall premium rates or returns.
On June 30, 2015, the GSEs updated the PMIERs Financial Requirements to increase the amount of Available Assets required for loans originated on or after January 1, 2016 that are insured under lender-paid mortgage insurance policies not subject to automatic termination under the HPA. Assuming no change to our product mix, this update would apply to a significant portion of the Single Premium Policies that we would expect to write in the future, and therefore would increase the amount of Available Assets Radian Guaranty is required to hold on these future originations. Although we can provide no assurance, it is reasonably possible that the PMIERs Financial Requirements, in particular with respect to Single Premium Policies affected by the June updates, may temper some of the aggressive pricing strategies currently being employed in the industry. We continue to monitor the market to assess the impact of the PMIERs Financial Requirements on pricing and product offerings, and to refine our strategy for maintaining an appropriate mix of business, a strong share of the insured market and attractive levels of returns on capital within our target ranges. See 2015 Developments—Final PMIERs for additional information.
Our Services segment provides a diverse array of services to participants in multiple facets of the residential mortgage and real estate finance markets, and therefore, is well positioned to generate revenue in both healthy and distressed mortgage market conditions. Historically, a significant portion of Clayton’s revenue was generated from activities related to non-agency RMBS issuance, which has been limited in recent years. We believe that the potential re-emergence of the non-agency RMBS market represents a significant long-term growth opportunity for our Services segment. In addition, our Services segment has recently experienced revenue growth from its products serving the single family rental market, which has experienced rapid growth over the past few years. As the single family rental market is an emerging market, we expect that the revenues from our products serving this market may fluctuate as the market evolves over the next few years.
Currently, our business strategy is focused on: (1) continuing to grow our Mortgage Insurance business by writing insurance on high-quality mortgages in the U.S.; (2) leveraging our Services segment product offerings to deepen our mortgage insurance customer relationships; (3) growing our fee-based revenues as a percentage of Radian’s total revenues, primarily by expanding our presence in the real estate and mortgage finance industries; (4) continuing to manage losses and reduce our Legacy Portfolio; and (5) continuing to effectively manage our capital and liquidity positions, including to ensure compliance with the PMIERs Financial Requirements and other regulatory requirements, and to strengthen our balance sheet and improve our debt maturity profile with the objective of regaining investment-grade credit ratings in the future. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the PMIERs.
2015 Developments
BofA Settlement Agreement. Implementation of the BofA Settlement Agreement commenced on February 1, 2015 for Subject Loans held in portfolio by the Insureds or purchased by the GSEs as of that date. Approximately 12% of the Subject Loans are neither held in portfolio by the Insureds nor owned by the GSEs, and required the consent of certain other investors for these loans to be included in the BofA Settlement Agreement. During the three months ended September 30, 2015, most of such other investors provided consent, and therefore, the associated implementation of the BofA Settlement Agreement has commenced with respect to these loans. Our previous reserve assumptions assumed that these consents would be obtained. See Note 10 of Notes to Consolidated Financial Statements in our 2014 Form 10-K for additional information about the BofA Settlement Agreement.

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
Based on our current estimates of Radian Guaranty’s Available Assets and Minimum Required Assets as of December 31, 2015, we expect Radian Guaranty to be positioned to comply with the PMIERs Financial Requirements by utilizing a portion of our holding company liquidity. We are actively considering alternatives to optimize the use of our holding company liquidity to support Radian Guaranty’s compliance with the PMIERs Financial Requirements. These alternatives could take the form of direct contributions of cash and securities or the potential use of surplus notes. See Liquidity and Capital Resources—Radian Group—Short-Term Liquidity Needs for additional information.
The implementation of the final PMIERs (as updated on June 30, 2015) will: (1) increase the amount of capital that Radian Guaranty is required to hold, and therefore, reduce our current returns on subsidiary capital; (2) potentially impact the type and volume of business that Radian Guaranty and other private mortgage insurers are willing to write; (3) impose extensive and more stringent operational requirements in areas such as claim processing, loss mitigation, document retention, underwriting, quality control, reporting and monitoring, among others, that may result in additional costs to achieve and maintain compliance; and (4) require the consent of the GSEs for Radian Guaranty to take certain actions such as paying dividends, entering into various intercompany agreements, and commuting or reinsuring risk, among others.
Debt and Equity Transactions. During the second quarter of 2015, Radian Group successfully completed a series of transactions to strengthen its capital position, including to reduce its overall cost of capital and to improve the maturity profile of its debt. This series of transactions had four components:

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

The purchases of Convertible Senior Notes due 2017 resulted in a loss on induced conversion and debt extinguishment of approximately $91.9 million for the nine months ended September 30, 2015. As a result of the combined impact of the purchases of Convertible Senior Notes due 2017 and the issuance of Senior Notes due 2020, Radian expects a net reduction of $38.7 million in interest and amortization expense between the closing date of the purchases and November 15, 2017, the original maturity date of the purchased notes. We also received total consideration of approximately $54.9 million from the termination of the capped call transactions related to the purchased Convertible Senior Notes due 2017, consisting of 2.3 million shares of Radian Group common stock and $12.0 million in cash. In accordance with the accounting standards regarding equity and contracts in an entity’s own equity, the total consideration received was recorded as an increase to additional paid-in capital.
During the three-month period ended June 30, 2015, 9.2 million initial shares were repurchased under the ASR program. The counterparty delivered to Radian Group 1.8 million additional shares of Radian Group common stock at final settlement of the ASR program in August 2015. The shares of Radian Group common stock received pursuant to the ASR and the termination of the capped call transactions were retired, resulting in a decrease in shares issued and outstanding and a corresponding increase in unissued shares.
In the aggregate, these recent debt and equity transactions, including the ASR program, resulted in:

•	a net increase in available holding company liquidity of approximately $25.0 million;

•	a net increase in long-term debt of approximately $16.0 million, excluding the impact of the reclassification of unamortized debt issuance costs;

•	a net decrease in the equity component of currently redeemable convertible senior notes of approximately $55.0 million; and

•	a net increase in stockholders’ equity of approximately $89.2 million.
The ASR program was implemented to reduce the dilutive impact of the shares issued in connection with our purchases of Convertible Senior Notes due 2017. The capital-strengthening transactions listed above, including the ASR program, resulted in a net increase in diluted shares outstanding of approximately 1.1%. This net impact reflects the fact that a portion of the dilution for the incremental shares issued related to the Convertible Senior Notes due 2017 had been included in the calculations of diluted shares outstanding for prior periods in accordance with GAAP.
Following the purchases of a portion of the Convertible Senior Notes due 2017 as described above, approximately $60.9 million of the principal amount of the Convertible Senior Notes due 2017 remained outstanding as of September 30, 2015.
Services Acquisitions. During the first quarter of 2015, Clayton acquired Red Bell, a real estate brokerage company. See Notes 1 and 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding this acquisition. In addition, in October 2015, Clayton acquired ValuAmerica, Inc., a national title agency and appraisal management company with a technology platform that helps mortgage lenders and their vendors streamline and manage their supply chains and operational workflow. These acquisitions expand Clayton’s scope of services and are consistent with our strategy to be a complete solution provider to the mortgage and real estate industries.
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

Results of Operations—Consolidated
Radian Group serves as the holding company for our operating subsidiaries and does not have any significant operations of its own. Our consolidated operating results for the three and nine months ended September 30, 2015 primarily reflect the financial results and performance of our two business segments—Mortgage Insurance and Services. See “—Results of Operations—Mortgage Insurance” and “—Results of Operations—Services” for the operating results of these business segments for the three and nine months ended September 30, 2015.
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
We allocate to our Mortgage Insurance segment: (i) corporate expenses based on an allocated percentage of time spent on the Mortgage Insurance segment; (ii) all interest expense except for interest expense related to the Senior Notes due 2019 that were issued to fund our purchase of Clayton; (iii) for periods prior to the April 1, 2015 sale of Radian Asset Assurance, corporate income and expenses that were previously allocated to our financial guaranty segment and were not allocated to discontinued operations; and (iv) all corporate cash and investments.
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

The following table highlights selected information related to our consolidated results of operations for the three and nine months ended September 30, 2015 and 2014:

			$ Change			$ Change
	Three Months Ended September 30,		Favorable (Unfavorable)	Nine Months Ended September 30,		Favorable (Unfavorable)
($ in millions)	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Net income from continuing operations	$70.1	$132.0	$(61.9)	$207.0	$381.5	$(174.5)
Income from discontinued operations, net of tax	—	21.6	(21.6)	5.4	149.6	(144.2)
Net income	70.1	153.6	(83.5)	212.4	531.2	(318.8)
Net premiums earned—insurance	227.4	217.8	9.6	689.5	620.2	69.3
Services revenue	42.2	42.2	—	116.3	42.2	74.1
Net investment income	22.1	17.1	5.0	58.7	49.1	9.6
Net gains (losses) on investments and other financial instruments	3.9	(6.3)	10.2	49.1	62.0	(12.9)
Provision for losses	64.2	48.9	(15.3)	141.8	163.2	21.4
Direct cost of services	24.9	23.9	(1.0)	67.7	23.9	(43.8)
Other operating expenses	65.1	51.2	(13.9)	186.6	166.5	(20.1)
Interest expense	21.2	24.0	2.8	70.1	66.3	(3.8)
Loss on induced conversion and debt extinguishment	—	—	—	91.9	—	(91.9)
Amortization and impairment of intangible assets	3.3	3.3	—	9.6	3.3	(6.3)
Income tax provision (benefit)	45.6	(15.5)	(61.1)	126.1	(45.1)	(171.2)

Adjusted pretax operating income (1)	115.6	125.8	(10.2)	386.8	283.9	102.9
________________________

(1)	See “—Use of Non-GAAP Financial Measure” below.
Net Income from Continuing Operations. As discussed in more detail below, our net income from continuing operations for the three and nine months ended September 30, 2015 was lower compared to the same periods in 2014, primarily due to the change in income tax provision. As a result of the reversal of substantially all of our deferred tax valuation allowance in the fourth quarter of 2014, we recorded an income tax provision in both periods of 2015, in contrast to recording an income tax benefit in both periods of 2014. Our net income from continuing operations for the nine months ended September 30, 2015, as compared to the same period in 2014, also reflects a loss on induced conversion and debt extinguishment that was partially offset by an increase in net premiums earned on insurance. See “—Results of Operations—Mortgage Insurance” and “—Results of Operations—Services” for more information on our segment results.
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
We recorded net income from discontinued operations of $5.4 million in the first six months of 2015, consisting primarily of the recognition of investment gains previously deferred and recorded in accumulated other comprehensive income and recognized as a result of the completion of the sale of Radian Asset Assurance to Assured on April 1, 2015, as well as adjustments to estimated transaction costs and taxes. There were no amounts recorded in the third quarter of 2015 related to discontinued operations. No general corporate overhead or interest expense was allocated to discontinued operations in 2015 or 2014.

For additional information related to discontinued operations, see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.
Services Revenue and Direct Cost of Services. For the three and nine months ended September 30, 2015, services revenue and direct cost of services represent amounts related to our Services segment. See “—Results of Operations—Services” below for more information.
Net Investment Income. For the three and nine months ended September 30, 2015 and 2014, net investment income represents investment income from investments held at Radian Group that are allocated to the Mortgage Insurance segment and investment income from investments held by the Mortgage Insurance segment. See “—Results of Operations—Mortgage Insurance” for more information.
Net Gains (Losses) on Investments and Other Financial Instruments. The components of the net gains (losses) on investments and other financial instruments for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Net unrealized gains (losses) related to change in fair value of trading securities and other investments	$1.8	$(6.0)	$(9.1)	$70.6
Net realized gains (losses) on sales	2.4	(0.3)	58.3	(5.4)
Net losses on other financial instruments	(0.3)	—	(0.1)	(3.2)
Net gains (losses) on investments and other financial instruments	$3.9	$(6.3)	$49.1	$62.0
During the nine months ended September 30, 2015, we sold equity securities in our portfolio and reinvested the proceeds in assets that qualify as PMIERs-compliant Available Assets, recognizing pretax gains of $68.7 million.
Other Operating Expenses. Other operating expenses for the three months ended September 30, 2015 include the expense related to grants of new equity-settled long-term incentive awards, primarily due to the acceleration of such expense for retirement-eligible employees, as well as a reduction in ceding commissions related to the QSR Transactions, as compared to the same period in 2014. Other operating expenses for the nine months ended September 30, 2015, as compared to the same period in 2014, reflect an increase due to the acquisition of Clayton, a decrease in the ceding commissions related to the QSR Transactions and an increase in outside consulting costs. These impacts were partially offset by a reduction in the impact of the estimated fair value of cash-settled equity-based long-term incentive awards that were valued, in large part, relative to the price of Radian Group’s common stock. Substantially all of these awards vested in June 2015. Therefore, although these awards had produced significant volatility due to their valuation relative to Radian Group’s common stock price, now that substantially all of the awards have vested, this expense volatility is not expected in the future.
Interest Expense. In May 2014, we issued $300 million principal amount of 5.500% Senior Notes due June 2019, which resulted in increased interest expense for the nine months ended September 30, 2015, compared to the same period in 2014. In June 2015, we issued $350 million aggregate principal amount of 5.250% Senior Notes due 2020, which resulted in increased interest expense for the three and nine months ended September 30, 2015, compared to the same periods in 2014. These increases were offset by a reduction in interest expense due to the June 2015 purchases of an aggregate principal amount of $389.1 million of Convertible Senior Notes due 2017. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Loss on Induced Conversion and Debt Extinguishment. Our June 2015 purchases of Convertible Senior Notes due 2017 resulted in a loss on induced conversion and debt extinguishment of approximately $91.9 million for the nine months ended September 30, 2015, consisting of: (i) an inducement expense of approximately $35.5 million, representing the excess of the fair value of the total consideration delivered for the purchases of the convertible notes over the fair value of securities issuable pursuant to the original conversion terms; (ii) a loss on extinguishment of debt of approximately $52.3 million, representing the excess of the fair value over the carrying amount of the notes; and (iii) expenses totaling $4.1 million both for transaction costs on the conversion and for the remaining unamortized debt issuance costs on the purchased Convertible Senior Notes due 2017.
Amortization and Impairment of Intangible Assets. The amortization and impairment of intangible assets for the three and nine months ended September 30, 2015 primarily reflects the amortization of intangible assets acquired as part of the Clayton acquisition.

Income Tax Provision (Benefit). The effective tax rate for our income tax provision from continuing operations was 39.4% and 37.9% for the three and nine months ended September 30, 2015, respectively, compared to an effective tax rate for our income tax benefit of 13.3% and 13.4% for the three and nine months ended September 30, 2014, respectively. The change from our statutory tax rate of 35% for the three and nine months ended September 30, 2015 was primarily due to the impact of the non-deductible portion of the premium associated with the purchases of Convertible Senior Notes due 2017 on our annual effective tax rate. Additionally, the three and nine months ended September 30, 2015 were impacted by the accounting standard regarding the accounting for uncertainty of income taxes and state and local income taxes. The change from our statutory tax rate of 35% for the three and nine months ended September 30, 2014 was primarily due to changes in our overall valuation allowance against our deferred tax assets. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
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
The following table provides a reconciliation of our non-GAAP financial measure for the consolidated company, adjusted pretax operating income, to the most comparable GAAP measure, pretax income from continuing operations:

Reconciliation of Consolidated Non-GAAP Financial Measure
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Adjusted pretax operating income (loss):
Mortgage Insurance (1)	$115,905	$121,251	$387,223	$280,600
Services	(279)	4,590	(436)	3,338
Total adjusted pretax operating income	115,626	125,841	386,787	283,938

Net gains (losses) on investments and other financial instruments (2)	3,868	(6,484)	49,095	62,135
Loss on induced conversion and debt extinguishment	(11)	—	(91,887)	—
Acquisition-related expenses	(525)	432	(1,299)	(6,300)
Amortization and impairment of intangible assets	(3,273)	(3,294)	(9,577)	(3,294)
Consolidated pretax income from continuing operations	$115,685	$116,495	$333,119	$336,479
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

(2)
The change in expected economic loss or recovery associated with our previously owned VIEs is included in adjusted pretax operating income above, although it represents amounts that are not included in net income. Therefore, for purposes of this reconciliation, net gains (losses) on investments and other financial instruments has been adjusted by income of $0.2 million and a loss of $0.1 million for the three and nine months ended September 30, 2014, respectively, to reverse this item.

Results of Operations—Mortgage Insurance
Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014
The following table summarizes our Mortgage Insurance segment’s results of operations for the three and nine months ended September 30, 2015 and 2014:

			$ Change			$ Change
	Three Months Ended September 30,		Favorable (Unfavorable)	Nine Months Ended September 30,		Favorable (Unfavorable)
($ in millions)	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Adjusted pretax operating income (1)	$115.9	$121.3	$(5.4)	$387.2	$280.6	$106.6
Net premiums written—insurance	242.2	245.8	(3.6)	735.2	680.7	54.5
Net premiums earned—insurance	227.5	217.8	9.7	689.5	620.2	69.3
Net investment income	22.1	17.1	5.0	58.7	49.1	9.6
Provision for losses	64.1	48.9	(15.2)	141.6	163.2	21.6
Other operating expenses	51.5	42.2	(9.3)	149.7	149.2	(0.5)
Interest expense	16.8	19.5	2.7	56.8	61.8	5.0
________________________

(1)	Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments.
Adjusted Pretax Operating Income. Our Mortgage Insurance segment’s adjusted pretax operating income decreased slightly for the three months ended September 30, 2015, compared to the same period in 2014, primarily reflecting an increase in provision for losses and an increase in other operating expenses, partially offset by an increase in net premiums earned, as explained in more detail below.
Adjusted pretax operating income increased significantly for the nine months ended September 30, 2015, compared to the same period in 2014, primarily reflecting: (i) an increase in net premiums earned; and (ii) a reduction in provision for losses, as explained in more detail below.
NIW, IIF, RIF
A key component of our current business strategy is to grow our mortgage insurance business by writing insurance on high-quality mortgages in the U.S. Consistent with this objective, we wrote $11.2 billion and $32.3 billion of primary new mortgage insurance in the three and nine months ended September 30, 2015, respectively, compared to $11.2 billion and $27.3 billion in the three and nine months ended September 30, 2014, respectively.
The increase in NIW of more than 18% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is primarily attributable to an increase in mortgage originations overall, as well as the percentage of originations with mortgage insurance. During this time period, recovery in wage and job growth supported increased home purchase mortgage volume, and low interest rates continued to drive refinance activity at higher levels than in the comparable periods of 2014. At the same time, the penetration rates of both private mortgage insurers and the FHA in the overall insured mortgage market increased, resulting in a mortgage insurance market that is larger for the nine months ended September 30, 2015 than for the same period in 2014. While the overall mortgage insurance market has increased during the first nine months of 2015, the FHA’s market share has increased relative to the aggregate market share of private mortgage insurers. In January 2015, the FHA reduced its annual mortgage insurance premium by 50 basis points to approximately 85 basis points per year. The FHA’s upfront mortgage insurance premium was not changed. The FHA reduction on annual premiums may impact our ability to compete with the FHA on certain high LTV loans to borrowers with FICO scores below 720.
Due to the increasingly competitive environment, price competition among private mortgage insurers has intensified, including increased usage of programs that offer customized rates. We continue to monitor these competitive factors while balancing both profitability and market share considerations in developing our pricing and origination strategies. Although it remains difficult to project future NIW, based on our growth in NIW during the first nine months of 2015 and current mortgage origination projections from the Mortgage Bankers Association and other sources, we expect that our new business volume for 2015 will exceed $40 billion, surpassing our 2014 level of $37.3 billion.

Since 2009, virtually all of our new mortgage insurance business production has been prime business. FICO scores for the borrowers of these insured mortgages are higher, and the average LTV on these mortgages is lower compared to mortgages in our Legacy Portfolio. Our portfolio of business written since the beginning of 2009 has been steadily increasing in proportion to our total primary RIF. The loans from our 2009 and later origination years possess significantly improved credit characteristics compared to our Legacy Portfolio. In addition, refinancings under the HARP programs (discussed below) have had a positive impact on the overall credit quality and composition of our mortgage insurance portfolio given that the refinancing generally results in terms under which a borrower has a greater ability to pay and more financial flexibility to cover the loan obligations. As shown in the chart below, the sum of our 2009 through 2015 portfolios and our HARP refinancings accounted for approximately 83% of our total primary RIF at September 30, 2015, compared to 79% at December 31, 2014.

Improved Composition of MI Portfolio[1]

2006-2007 (HARP)
2006-2007 (Non-HARP)
4.8%
8.2%
Other Vintages (Non-HARP)
8.7%
2009-2015
4.7%
Other Vintages (HARP)
73.6%

(1) Includes amounts subject to the Freddie Mac Agreement.

The growth of our portfolio written since the beginning of 2009, together with continued improvement in the portfolio as a result of HARP refinancings (discussed below), among other things, has contributed to the significant improvement in the credit quality of our overall mortgage insurance portfolio. Because our expected future losses on our mortgage insurance portfolio written since the beginning of 2009 and our HARP refinancings are significantly lower than those experienced on our Legacy Portfolio, the changing composition of our overall mortgage insurance portfolio has led to improvement in our Mortgage Insurance segment’s operating profitability.
In 2009, the GSEs began offering the Home Affordable Refinance Program (“HARP”), which allows a borrower who is not delinquent to refinance a mortgage if the borrower has been unable to take advantage of lower interest rates because the borrower’s home has decreased in value. We exclude HARP loans from our NIW for the period in which the refinance occurs. During the nine months ended September 30, 2015, new HARP loans accounted for $0.6 billion of newly refinanced loans that were not included in Radian Guaranty’s NIW for the period, compared to $1.4 billion for the same period of 2014.

The following tables provide selected information as of and for the periods indicated related to mortgage insurance NIW, RIF and IIF. Policy years represent the original policy years, and have not been adjusted to reflect subsequent HARP refinancing activity. Primary RIF and IIF amounts at September 30, 2015 include $361 million and $1.4 billion, respectively, related to loans that are subject to the Freddie Mac Agreement. Although we no longer have future claim liability on these loans, we continue to receive premiums on the related loans and the insurance remains in force; therefore, these loans are included in our primary RIF and IIF.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Total Primary NIW	$11,176	$11,210	$32,312	$27,340
As a percentage of our total NIW, the level of our refinance originations has increased and the purchase origination volume has decreased during the nine months ended September 30, 2015 compared to the same period of 2014. Because purchase borrowers tend to have lower FICO scores than refinancings, the FICO score distribution of our NIW has generally remained heavily concentrated in relatively higher level FICO scores.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2015		2014		2015		2014
Total primary NIW by FICO Score
>=740	$6,822	61.0%	$6,900	61.6%	$20,195	62.5%	$17,014	62.2%
680-739	3,567	31.9	3,503	31.2	10,027	31.0	8,471	31.0
620-679	787	7.1	807	7.2	2,090	6.5	1,855	6.8
Total Primary	$11,176	100.0%	$11,210	100.0%	$32,312	100.0%	$27,340	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Percentage of primary NIW
Monthly premiums	73%	72%	68%	74%
Single premiums	27%	28%	32%	26%

Refinances	13%	16%	22%	16%

LTV
95.01% and above	3.5%	0.3%	2.9%	0.4%
90.01% to 95.00%	51.5%	53.7%	49.9%	53.3%
85.01% to 90.00%	34.1%	33.5%	33.8%	34.1%
80.01% to 85.00%	10.9%	12.5%	13.4%	12.2%

Primary risk written	$2,873	$2,848	$8,151	$6,948

($ in millions)	September 30, 2015			December 31, 2014		September 30, 2014
Primary IIF
Flow	$166,527	95.2%		$162,302	94.5%	$159,770	94.4%
Structured	8,339	4.8		9,508	5.5	9,452	5.6
Total Primary	$174,866	100.0%		$171,810	100.0%	$169,222	100.0%

Prime	$164,060	93.8%		$159,647	92.9%	$156,581	92.5%
Alt-A	6,531	3.7		7,412	4.3	7,709	4.6
A minus and below	4,275	2.5		4,751	2.8	4,932	2.9
Total Primary	$174,866	100.0%		$171,810	100.0%	$169,222	100.0%

Persistency Rate (12 months ended) (1)		79.2%	(2)		84.2%		84.3%
Persistency Rate (quarterly, annualized) (3)		80.5%			83.3%		84.0%
_____________________

(1)
Effective March 31, 2015, we refined our Persistency Rate calculation to incorporate loan level detail rather than aggregated portfolio data. Prior periods have been recalculated and reflect the current calculation methodology.

(2)
The Persistency Rate for the 12 months ended September 30, 2015 decreased from the comparable period in 2014 primarily due to increased refinancing activity and the cancellations of Single Premium Policies due to prepayments that servicers had not previously reported to Radian. See Net Premiums Written and Earned.

(3)	The Persistency Rate on a quarterly, annualized basis may be impacted by seasonality or other factors, and may not be indicative of full-year trends.

($ in millions)	September 30, 2015		December 31, 2014		September 30, 2014
Primary RIF
Flow	$42,454	95.7%	$41,071	95.0%	$40,337	94.9%
Structured	1,910	4.3	2,168	5.0	2,150	5.1
Total Primary	$44,364	100.0%	$43,239	100.0%	$42,487	100.0%

Prime	$41,784	94.2%	$40,326	93.3%	$39,458	92.9%
Alt-A	1,510	3.4	1,720	4.0	1,791	4.2
A minus and below	1,070	2.4	1,193	2.7	1,238	2.9
Total Primary	$44,364	100.0%	$43,239	100.0%	$42,487	100.0%

($ in millions)	September 30, 2015		December 31, 2014		September 30, 2014
Total primary RIF by FICO score
>=740	$25,265	57.0%	$24,511	56.7%	$24,034	56.6%
680-739	13,403	30.2	12,817	29.6	12,495	29.4
620-679	4,852	10.9	4,973	11.6	4,984	11.7
<=619	844	1.9	938	2.1	974	2.3
Total Primary RIF	$44,364	100.0%	$43,239	100.0%	$42,487	100.0%

Primary RIF on defaulted loans	$1,666		$2,089		$2,168

($ in millions)	September 30, 2015		December 31, 2014		September 30, 2014
Percentage of primary RIF
Refinances	24%		26%		26%
Loan Type:
Fixed	95.9%		95.2%		94.9%
Adjustable rate mortgages
Less than five years	1.4%		1.7%		1.9%
Five years and longer	2.7%		3.1%		3.2%

Total primary RIF by LTV
95.01% and above	$3,301	7.4%	$3,547	8.2%	$3,678	8.6%
90.01% to 95.00%	22,094	49.8	20,521	47.5	19,745	46.5
85.01% to 90.00%	15,194	34.3	15,307	35.4	15,210	35.8
85.00% and below	3,775	8.5	3,864	8.9	3,854	9.1
Total Primary	$44,364	100.0%	$43,239	100.0%	$42,487	100.0%

($ in millions)	September 30, 2015		December 31, 2014		September 30, 2014
Total primary RIF by policy year
2005 and prior	$3,005	6.8%	$3,540	8.2%	$3,716	8.8%
2006	1,747	3.9	2,001	4.6	2,077	4.9
2007	4,033	9.1	4,592	10.6	4,734	11.1
2008	2,923	6.6	3,394	7.9	3,522	8.3
2009	805	1.8	1,081	2.5	1,170	2.8
2010	671	1.5	925	2.1	995	2.3
2011	1,387	3.1	1,809	4.2	1,929	4.5
2012	5,316	12.0	6,534	15.1	6,895	16.2
2013	8,534	19.2	10,265	23.8	10,640	25.1
2014	7,977	18.0	9,098	21.0	6,809	16.0
2015	7,966	18.0	—	—	—	—
Total Primary	$44,364	100.0%	$43,239	100.0%	$42,487	100.0%

Net Premiums Written and Earned.  Net premiums written increased for the nine months ended September 30, 2015, compared to the same period of 2014, primarily due to an increase in Single Premium Policies written in the nine months ended September 30, 2015.
Net premiums earned increased for the nine months ended September 30, 2015, compared to the same period of 2014, primarily as a result of the impact of the acceleration of the recognition of premiums earned on Single Premium Policies that were cancelled during 2015 due to: (i) increased refinance activity in 2015; and (ii) prepayments that servicers had not previously reported to Radian. For the three and nine months ended September 30, 2015, compared to the same periods of 2014, the increase in premiums earned on Single Premium Policies relating to this acceleration, net of the impact of premiums ceded under the QSR Transactions, was approximately $4.9 million and $37.7 million, respectively. Also impacting premiums earned in both periods of 2015 compared to 2014 was an increase in premiums due to decreased reinsurance cessions related to the runoff of captive reinsurance and a decline in balances ceded under the QSR Transactions. In addition, our results for the three and nine months ended September 30, 2015 include accruals of $0.7 million and $6.5 million, respectively, for an expected payment of a profit commission amount from the reinsurer, based on experience to date for the Second QSR Transaction, because we expect to exercise our option to recapture half of the ceded risk on December 31, 2015. Net premiums earned in both periods of 2015 also reflects our increased level of IIF, which resulted in increases of $1.5 million and $24.5 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods of 2014.
Our expected rate of return on our Single Premium Policies is lower than on our Monthly Premium Policies. Assuming all other factors remain constant, if loans prepay earlier than expected, then our profitability on Single Premium Policies will be higher than anticipated. If loans are repaid later than expected, however, our profitability on Single Premium Policies will be lower than anticipated. Prepayment speeds, which are impacted by changes in interest rates, among other factors, impact the expected profitability of our Monthly Premium Policies in the opposite direction. For our Monthly Premium Policies, earlier than anticipated prepayments reduce profitability. As a result, the ultimate profitability of our business is affected by the impact of mortgage prepayment speeds on the mix of business we write. Because prepayment speeds are difficult to project, our strategy has been to write a mix of Single Premium Policies and Monthly Premium Policies, which we believe balances the overall impact on our results if actual prepayment speeds are significantly different from expectations. See Overview—Operating Environment and Business Strategy for more information.
Refinancing transactions frequently are conducted using Single Premium Policies. The increased utilization of reduced-rate products on Single Premium Policies, together with the elevated level of refinancing activity we experienced in the first nine months of 2015, contributed to an increase in our total mix of Single Premium Policies to 32% of our NIW for the first nine months of 2015, compared to 26% for the first nine months of 2014. More recently, however, the percentage of total Single Premium Policies originated has been declining. Single Premium Policies written in the third quarter of 2015 decreased to 27% from 32% in the second quarter of 2015. This recent decline is consistent with the reduced level of refinancing activity and our deliberate actions related to pricing. We believe that, assuming our current pricing, our current production level of Single Premium Policies can be absorbed into our portfolio while maintaining our overall risk and return target ranges.

Throughout this report, unless otherwise noted, RIF includes the amount ceded through reinsurance. The following table provides additional information about our QSR Transactions and our captive transactions.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014
Initial QSR Transaction
Ceded premiums written	$3,437	$4,668	$11,326	$15,018
% of premiums written	1.4%	1.8%	1.5%	2.1%
Ceded premiums earned	$5,067	$6,578	$17,510	$20,188
% of total premiums	2.1%	2.8%	2.4%	3.0%
Ceding commissions written	$745	$1,166	$2,453	$3,754
RIF included in Initial QSR Transaction (1)	$889,298	$1,170,496

Second QSR Transaction
Ceded premiums written	$5,030	$9,082	$11,953	$24,447
% of premiums written	2.0%	3.5%	1.6%	3.4%
Ceded premiums earned	$7,134	$7,699	$18,942	$21,481
% of total premiums	3.0%	3.3%	2.6%	3.2%
Ceding commissions written	$1,998	$3,179	$6,437	$8,557
RIF included in Second QSR Transaction (1)	$1,364,615	$1,546,311

First-Lien Captives
Premiums earned ceded to captives	$2,434	$3,096	$7,719	$9,918
% of total premiums	1.0%	1.3%	1.1%	1.5%
IIF subject to captives (2)	2.2%	3.0%
RIF subject to captives (3)	2.1%	2.9%
__________________

(1)	RIF ceded under QSR Transactions and included in primary RIF.

(2)	IIF on captives as a percentage of total IIF.

(3)	RIF on captives as a percentage of total RIF.
Net Investment Income. For the three and nine months ended September 30, 2015, net investment income increased compared to the same periods in 2014. This was primarily due to increases in investment portfolio balances at Radian Guaranty, which were attributed to proceeds from the sale of our financial guaranty business. As we invest the proceeds from the sale of our financial guaranty business, determine the appropriate holding company liquidity levels and use a portion of our liquidity to comply with the PMIERs Financial Requirements, we expect to continue to extend the duration of investments in our portfolio and further increase our investment yields. All periods include an allocation of net investment income from investments held at Radian Group.

Provision for Losses. Our mortgage insurance provision for losses increased for the three months ended September 30, 2015 and decreased for the nine months ended September 30, 2015, compared to the same periods of 2014. The following table details the financial impact of the significant components of our provision for losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
New defaults	$60.3	$72.4	$137.3	$181.0
Existing defaults, Second-liens, LAE and other (1)	3.8	(23.5)	4.3	(17.8)
Provision for losses	$64.1	$48.9	$141.6	$163.2
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

Our mortgage insurance provision for losses for the three months ended September 30, 2015 increased by $15.2 million, as compared to the same period in 2014. Our provision for losses for the nine months ended September 30, 2015 decreased by $21.6 million as compared to the same period in 2014. Reserves established for new default notices were the primary driver of our total incurred loss for the three and nine months ended September 30, 2015 and 2014. New primary defaults, net of defaults that defaulted but were cured within the same period, decreased by 15% for the three months ended September 30, 2015, compared to the same period in 2014. New primary defaults, net of defaults that defaulted but were cured within the same period, decreased by 19% for the nine months ended September 30, 2015, compared to the same period in 2014. We experienced slightly negative development on existing defaults for the three and nine months ended September 30, 2015. We experienced favorable development for the three and nine months ended September 30, 2014, primarily due to favorable development in our estimate of future losses on default notices reported in prior years, as a result of higher Cures and lower Claim Severity rates than were previously estimated, as well as the impact of the BofA Settlement Agreement. We have seen a steady decline in new claims submitted by quarter during the three and nine months ended September 30, 2015 as compared to the same periods of 2014.
Our primary default rate at September 30, 2015 was 4.1% compared to 5.2% at December 31, 2014. Our primary defaulted inventory comprised 35,875 loans at September 30, 2015, compared to 45,319 loans at December 31, 2014, representing a 20.8% decrease. The reduction in our primary defaulted inventory is the result of the total number of defaulted loans: (1) that have cured; (2) for which claim payments have been made; or (3) that have resulted in net Rescissions and Claim Denials, collectively exceeding the total number of new defaults on insured loans.

The following table shows the number of primary loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	September 30, 2015	December 31, 2014	September 30, 2014
Default Statistics—Primary Insurance:
Total Primary Insurance
Prime
Number of insured loans	812,657	797,436	783,414
Number of loans in default	22,328	28,246	28,963
Percentage of loans in default	2.75%	3.54%	3.70%
Alt-A
Number of insured loans	34,166	38,953	40,319
Number of loans in default	6,318	8,136	8,629
Percentage of loans in default	18.49%	20.89%	21.40%
A minus and below
Number of insured loans	33,018	36,688	37,843
Number of loans in default	7,229	8,937	9,251
Percentage of loans in default	21.89%	24.36%	24.45%
Total Primary
Number of insured loans	879,841	873,077	861,576
Number of loans in default (1)	35,875	45,319	46,843
Percentage of loans in default	4.08%	5.19%	5.44%
______________________

(1)
Excludes 2,993, 4,467 and 4,824 loans that are in default at September 30, 2015, December 31, 2014 and September 30, 2014, respectively, that are subject to the Freddie Mac Agreement, and for which we no longer have claims exposure.

The following table shows a rollforward of our primary loans in default:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning default inventory	37,676	48,904	45,319	60,909
Plus: New defaults (1)	10,698	12,339	30,957	35,906
Less: Cures (1)	9,676	10,777	30,856	35,352
Less: Claims paid (2) (3)	2,983	3,067	10,806	13,814
Less: Rescissions (4)	18	70	92	190
Less: Claim (Reinstatements) Denials (5)	55	188	(12)	237
Less: Net (Reinstatements), Rescissions or Claim Denials related to the BofA Settlement Agreement (6)	(233)	298	(1,341)	379
Ending default inventory	35,875	46,843	35,875	46,843
__________________

(1)
Amounts reflected are compiled monthly based on reports received from loan servicers. The number of new defaults and Cures presented includes the following monthly defaults that defaulted but were cured within the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Intra-period new defaults	4,181	4,663	20,160	22,594

(2)	Includes those charged to a deductible or captive.

(3)	Includes 876 and 3,666 claim payments related to the BofA Settlement Agreement for the three and nine months ended September 30, 2015, respectively.

(4)	Net of any previous Rescissions that were reinstated during the period. Such reinstated Rescissions may ultimately result in a paid claim.

(5)	Net of any Claim Denials that were reinstated during the period. Such previously denied but reinstated claims are generally reviewed for possible Rescission prior to any claim payment.

(6)
Includes Rescissions, Claim Denials and Reinstatements on the population of loans subject to the BofA Settlement Agreement. Net (Reinstatements), Rescissions or Claim Denials related to the BofA Settlement Agreement prior to the February 1, 2015 Implementation Date represent such activities on loans that subsequently became subject to the BofA Settlement Agreement.

Our aggregate weighted average Default to Claim Rate assumption (net of Claim Denials and Rescissions) used in estimating our primary reserve for losses declined to 49% (45% excluding pending claims) at September 30, 2015, compared to 52% at December 31, 2014. The change in our Default to Claim Rate resulted primarily from a decrease in the proportion of pending claims, which have higher Default to Claim Rates, and a decrease in the assumed Default to Claim Rate for new defaults, as described below. We develop our Default to Claim Rate estimates on defaulted loans based on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. Our Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans, as measured by the progress toward foreclosure sale and the number of months in default. During the nine months ended September 30, 2015, we reduced our gross Default to Claim Rate assumption for new primary defaults from 16% to 14% due to continued improvement in actual claim development trends. As of September 30, 2015, our gross Default to Claim Rates on our primary portfolio ranged from 14% for new defaults, up to approximately 65% for certain defaults not in Foreclosure Stage, and 81% for Foreclosure Stage Defaults.

The following tables show additional information about our primary loans in default as of the dates indicated:

	September 30, 2015
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 3rd Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	9,933	27.7%	187	31.9%	$109,354	12.1%
Four to eleven payments	8,099	22.6	501	17.6	139,142	15.4
Twelve payments or more	14,799	41.2	3,313	5.6	496,994	55.1
Pending claims	3,044	8.5	N/A	1.0	157,366	17.4
Total	35,875	100.0%	4,001		902,856	100.0%
IBNR and other					107,179
LAE					41,464
Total primary reserve					$1,051,499

September 30, 2015
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Severity %
52%	49%	102%

	December 31, 2014
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	11,192	24.7%	174	30.6%	$142,503	11.9%
Four to eleven payments	10,413	23.0	695	15.8	195,440	16.3
Twelve payments or more	18,071	39.9	3,984	3.9	593,466	49.5
Pending claims	5,643	12.4	N/A	0.8	266,826	22.3
Total	45,319	100.0%	4,853		1,198,235	100.0%
IBNR and other					223,114
LAE					56,164
Total primary reserve					$1,477,513

December 31, 2014
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Severity %
57%	52%	104%
______________________
N/A – Not applicable

We decreased our severity estimates during the third quarter of 2015, primarily due to lower observed severity rates. The reduction in severity rates was mainly driven by lower claimable expenses on recent defaults associated with shorter transition periods from default to claim. Previously, when foreclosure backlogs significantly increased transition time from default to claim, we experienced increased severity through increased claimable expenses. We considered the sensitivity of our loss reserve estimates at September 30, 2015 by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point change in primary Claim Severity (which we estimate to be 102% of our risk exposure at September 30, 2015), we estimated that our total loss reserve would change by approximately $9 million at September 30, 2015. For every one percentage point change in our primary net Default to Claim Rate (which we estimate to be 49% at September 30, 2015, including our assumptions related to Rescissions and Claim Denials), we estimated a change of approximately $18 million in our primary loss reserve at September 30, 2015.
Our net Default to Claim Rate and loss reserve estimate incorporate our future expectations with respect to future Claim Denials and Rescissions. These expectations are based on our recent experience with respect to the number of claims that have been denied due to the policyholder’s failure to submit sufficient documentation to perfect a claim within the time period permitted under our Master Policies and also our recent experience with respect to the number of insurance certificates that have been rescinded due to fraud, underwriter negligence or other factors. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements.
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
Approximately 12% of the Subject Loans are neither held in portfolio by the Insureds nor owned by the GSEs, and required the consent of certain other investors for these loans to be included in the BofA Settlement Agreement. During the three months ended September 30, 2015, most of such other investors provided consent, and therefore, the associated implementation of the BofA Settlement Agreement has commenced with respect to these loans. Our previous reserve assumptions assumed that these consents would be obtained. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about the BofA Settlement Agreement.
The implementation of the BofA Settlement Agreement resulted in Reinstatements exceeding Rescissions and Claim Denials for First-lien claims during the three and nine months ended September 30, 2015. Reinstatements, net of Rescissions and Claim Denials, for primary loans (excluding loans subject to the Freddie Mac Agreement) totaled $2.9 million for the three months ended September 30, 2015 and $57.7 million for the nine months ended September 30, 2015. Rescissions and Claim Denials, net of Reinstatements totaled $53.5 million for the three months ended September 30, 2014 and $93.3 million for the nine months ended September 30, 2014.
The following table illustrates the impact of estimated future Rescissions and Claim Denials (net of estimated Reinstatements) on our loss reserve estimates as of the dates indicated:

(In millions)	September 30, 2015	December 31, 2014	September 30, 2014
Decrease to our loss reserve due to estimated future Rescissions and Claim Denials	$87	$125	$134
The impact to our reserve due to estimated future Rescissions and Claim Denials incorporates our expectations regarding the number of policies that we expect to be reinstated as a result of our claims rebuttal process. The level of Rescissions and Claim Denials has been declining in recent periods as our defaulted Legacy Portfolio continues to decline, and we expect this trend to continue.
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

We expect that a portion of previous Rescissions will be reinstated and previous Claim Denials will be resubmitted with the required documentation and ultimately paid; therefore, we have incorporated this expectation into our IBNR reserve estimate. Our IBNR reserve estimate was $50.4 million and $163.6 million at September 30, 2015 and December 31, 2014, respectively. We began to implement the BofA Settlement Agreement in the first quarter of 2015, which resulted in a significant decrease in our IBNR reserve estimate at September 30, 2015 as compared to December 31, 2014, due to the reinstatement and payment during the period of certain previous Rescissions and Claim Denials on Subject Loans in accordance with the terms of the agreement.
As of September 30, 2015, the IBNR reserve estimate of $50.4 million included approximately $29.1 million for loans subject to the BofA Settlement Agreement. This amount compares to approximately $133.0 million in IBNR reserves for loans subject to the BofA Settlement Agreement as of December 31, 2014. The remaining IBNR reserve at September 30, 2015 included an estimate of future Reinstatements of previous Claim Denials, Rescissions and Claim Curtailments of $11.8 million, $0.3 million, and $1.8 million, respectively. These reserves relate to approximately $50.6 million of claims that were denied within the preceding 12 months, approximately $52.1 million of policies rescinded within the preceding 24 months, and approximately $25.7 million of Claim Curtailments within the preceding 24 months.
The following table shows information regarding our reserve for losses as of the dates indicated:

(In thousands)	September 30, 2015	December 31, 2014
Reserve for losses by category:
Prime	$519,572	$700,174
Alt-A	234,772	292,293
A minus and below	137,441	179,103
IBNR and other	107,179	223,114
LAE	41,464	56,164
Reinsurance recoverable (1)	11,071	26,665
Total primary reserve	1,051,499	1,477,513
Pool	43,234	75,785
IBNR and other	949	1,775
LAE	1,983	3,542
Total pool reserve	46,166	81,102
Total First-lien reserve	1,097,665	1,558,615
Second-lien and other (2)	905	1,417
Total reserve for losses	$1,098,570	$1,560,032
__________________

(1)	Primarily represents ceded losses on captive transactions and the QSR Transactions.

(2)	Does not include Second-lien PDR.
Our primary reserve per default (calculated as primary reserve excluding IBNR and other reserves divided by the number of primary defaults) was $26,237 and $27,683 at September 30, 2015 and December 31, 2014, respectively.
Total mortgage insurance claims paid of $169.1 million and $588.2 million for the three and nine months ended September 30, 2015, respectively, have decreased from claims paid of $173.9 million and $721.0 million for the three and nine months ended September 30, 2014, respectively, primarily due to the overall decline in defaulted loans and ongoing reduction in pending claims. However, claims paid in the first nine months of 2015 are elevated because they include $236.6 million of claim payments associated with the BofA Settlement Agreement. We currently expect total claims paid to be approximately $700 million for the full year of 2015, including the claims related to the BofA Settlement Agreement. Total claims paid of approximately $400 to $450 million are expected for the full year of 2016.

In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. Claim Curtailments due to servicer noncompliance with our insurance policies and servicing guidelines impact the severity of our claim payments. Claim Curtailments due to servicer noncompliance with our insurance policies and servicing guidelines were approximately $2.7 million and $14.0 million for the three and nine months ended September 30, 2015, respectively, compared to approximately $8.8 million and $36.8 million, for the three and nine months ended September 30, 2014, respectively.
The following table shows claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net claims paid (1):
Prime	$65,396	$104,440	$225,071	$459,221
Alt-A	18,966	26,882	62,225	110,843
A minus and below	14,028	19,658	44,134	79,926
Total primary claims paid	98,390	150,980	331,430	649,990
Pool	8,721	8,880	28,393	56,105
Second-lien and other	(16)	490	(180)	1,728
Subtotal	107,095	160,350	359,643	707,823
Impact of captive terminations	—	—	(12,000)	(1,156)
Impact of settlements	61,994	13,500	240,557	14,375
Total net claims paid	$169,089	$173,850	$588,200	$721,042

Average net claim paid (2):
Prime	$46.2	$49.2	$46.3	$46.0
Alt-A	60.2	56.7	57.8	55.9
A minus and below	42.5	40.3	39.6	38.1
Total average net primary claim paid	47.8	49.0	47.0	46.2
Pool	51.3	48.0	59.0	58.7
Second-lien and other	(1.6)	18.9	(5.3)	18.8
Total average net claim paid	$47.8	$48.7	$47.5	$46.8

Average direct primary claim paid (2) (3)	$48.5	$50.0	$47.9	$47.6
Average total direct claim paid (2) (3)	$48.5	$49.6	$48.4	$48.1
__________________

(1)	Net of reinsurance recoveries.

(2)	Calculated without giving effect to the impact of the termination of captive transactions and settlements.

(3)	Before reinsurance recoveries.
Other Operating Expenses. Our other operating expenses for the three months ended September 30, 2015 include the expense related to grants of new equity-settled long-term incentive awards, primarily due to the acceleration of such expense for retirement-eligible employees, as well as a reduction in ceding commissions related to the QSR Transactions, as compared to the same period in 2014. Other operating expenses for the nine months ended September 30, 2015, as compared to the same period in 2014, reflect a reduction in the impact of changes in the estimated fair value of cash-settled equity-based long-term incentive awards that were valued, in large part, relative to the price of Radian Group common stock. Although these awards have produced significant volatility in the past due to their valuation relative to Radian Group’s common stock price, substantially all of these awards vested in June 2015. Therefore, this expense volatility is not expected in the future. For the nine months ended September 30, 2015, there was also a decrease in ceding commissions related to the QSR Transactions as compared to the same period in 2014.

Other operating expenses include $2.1 million for the nine months ended September 30, 2015, and $1.6 million and $10.2 million for the three and nine months ended September 30, 2014, respectively, as a result of the reallocation of financial guaranty segment expenses that were not allocated to discontinued operations.
Interest Expense. These amounts reflect the allocated portion of interest on Radian Group’s long-term debt, excluding the Senior Notes due 2019. The allocated interest decreased in the three and nine months ended September 30, 2015 compared to the same periods in 2014. These decreases primarily resulted from our June 2015 purchases of an aggregate principal amount of $389.1 million of Convertible Senior Notes due 2017. Interest expense for the nine months ended September 30, 2015 also decreased compared to the same period in 2014 as a result of the optional redemption in June 2014 of all of our outstanding 5.375% unsecured senior notes due June 2015. These reductions were partially offset by increases for the three and nine months ended September 30, 2015, compared to the same periods in 2014, as a result of our June 2015 issuance of $350 million aggregate principal amount of 5.250% Senior Notes due 2020. Interest expense allocated to the Mortgage Insurance segment also includes $9.9 million for the nine months ended September 30, 2015, and $11.6 million and $42.1 million for the three and nine months ended September 30, 2014, respectively, as a result of the reallocation of financial guaranty segment interest expense that was not allocated to discontinued operations.

Results of Operations—Services
Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014
The following table summarizes our Services segment’s results of operations for the three and nine months ended September 30, 2015 and 2014:

			$ Change			$ Change
	Three Months Ended September 30,		Favorable (Unfavorable)	Nine Months Ended September 30,		Favorable (Unfavorable)
($ in millions)	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Adjusted pretax operating (loss) income (1)	$(0.3)	$4.6	$(4.9)	$(0.4)	$3.3	$(3.7)
Services revenue	43.1	42.2	0.9	119.2	42.2	77.0
Direct cost of services	25.9	23.9	(2.0)	70.6	23.9	(46.7)
Gross profit on services	17.2	18.3	(1.1)	48.6	18.3	30.3
Other operating expenses	13.1	9.5	(3.6)	35.8	11.0	(24.8)
Interest expense	4.4	4.4	—	13.3	4.4	(8.9)
________________________

(1)	Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments.

The Services segment’s results primarily comprise the operations of Clayton from the June 30, 2014 date of acquisition. The Services segment is a fee-for-service business, with revenue primarily derived from: (i) loan review and due diligence services; (ii) surveillance services, including RMBS surveillance, loan servicer oversight, loan-level servicing compliance reviews and operational reviews of mortgage servicers and originators; (iii) valuation and component services providing outsourcing and technology solutions for the single family rental and residential real estate markets; (iv) REO asset management services; and (v) EuroRisk mortgage services in the United Kingdom and Europe. The top 10 customers of the Services segment generated approximately 50% of the services revenue for the nine months ended September 30, 2015. The largest single customer generated approximately 11% of the services revenue for the nine months ended September 30, 2015.
Direct cost of services primarily consists of employee compensation and related payroll benefits, and, to a lesser extent, other direct costs of providing services such as travel and related expenses incurred in providing client services and costs paid to outside vendors. Direct cost of services is primarily affected by the level of services being provided and, therefore, is correlated to the level of services revenue. For the three and nine months ended September 30, 2015, our services revenues were $43.1 million and $119.2 million, respectively, and our gross profit on services represented approximately 40% and 41%, respectively, of our services revenues. For the three months ended September 30, 2014, the first quarter subsequent to our acquisition of Clayton, our services revenue was $42.2 million and our gross profit on services represented approximately 43% of our services revenue. The reduction in our services gross profit percentage for the three months ended September 30, 2015, as compared to the same period of 2014, was primarily due to a shift in the mix of services and specific client assignments during the quarter.
Other operating expenses primarily consist of compensation costs not classified as direct cost of services because they are related to employees, such as sales and corporate employees, who are not directly involved in providing client services. For the three and nine months ended September 30, 2015 and the three months ended September 30, 2014, compensation-related costs represented approximately 58% of the segment’s other operating expenses. Other operating expenses also include other selling, general and administrative expenses, depreciation, and allocations of corporate general and administrative expenses. Other operating expenses for the three and nine months ended September 30, 2015 include an allocation of corporate operating expenses of $1.6 million and $3.9 million, respectively, compared to $0.4 million for the three months ended September 30, 2014.
For the three and nine months ended September 30, 2015 and 2014, interest expense represents all of the interest expense related to our Senior Notes due 2019, the proceeds of which were used to fund our acquisition of Clayton.

Off-Balance Sheet Arrangements
There have been no material changes in the off-balance sheet arrangements specified in our 2014 Form 10-K.
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business in our contractual obligations and commitments specified in our 2014 Form 10-K, except as follows:

•
In June 2015, Radian Group issued $350 million aggregate principal amount of Senior Notes due 2020 and received net proceeds of approximately $343.5 million. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

•
In June 2015 Radian Group entered into privately negotiated agreements with certain of the holders of a portion of its outstanding Convertible Senior Notes due 2017 to purchase an aggregate principal amount of $389.1 million of Convertible Senior Notes due 2017 for a combination of cash and shares of Radian Group common stock. Radian Group funded the purchases with $126.8 million in cash (plus accrued and unpaid interest due on the purchased notes) and by issuing to the sellers approximately 28.4 million shares of Radian Group common stock. Following this action, approximately $60.9 million of the principal amount of the Convertible Senior Notes due 2017 remained outstanding as of September 30, 2015. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

•
In October 2015, we paid $12.9 million in cash to repurchase $8.5 million aggregate principal amount of our Convertible Senior Notes due 2017 in a privately negotiated transaction. In addition, we expect to pay approximately $15.5 million in November 2015 to settle a holder’s conversion of $10.0 million aggregate principal amount of our Convertible Senior Notes due 2019.

•
On November 3, 2015, the Company entered into a 15-year operating lease agreement for approximately 150,000 square feet for our corporate headquarters in Philadelphia, Pennsylvania. This agreement commences on September 1, 2017, with payments beginning in December 2018, and replaces our existing lease for our corporate headquarters when it expires in August 2017. See Note 18 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
Radian Group serves as the holding company for our insurance and other subsidiaries and does not have any significant operations of its own. At September 30, 2015, Radian Group had immediately available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of approximately $745 million. After reflecting fourth quarter cash outflows for: (i) amounts we expect to pay to settle a holder’s conversion of $10.0 million in principal amount of our Convertible Senior Debt due 2019; (ii) a negotiated repurchase of $8.5 million in principal amount of our Convertible Senior Debt due 2017; and (iii) Clayton’s acquisition of ValuAmerica, Inc., Radian Group has immediately available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of approximately $710 million. These amounts exclude certain additional cash and liquid investments that have been advanced from our subsidiaries for corporate expenses and interest payments.
During the second quarter of 2015, Radian Group successfully completed a series of transactions to strengthen its capital position, including to reduce its overall cost of capital and to improve the maturity profile of its debt. This series of transactions had four components:

•	the issuance of $350 million aggregate principal amount of Senior Notes due 2020 for net proceeds of approximately $343.5 million;

•
the purchases of approximately $389.1 million aggregate principal amount of Convertible Senior Notes due 2017, for a combination of approximately $126.8 million in cash and 28.4 million shares of Radian Group common stock;

•
the termination of a corresponding portion of the capped call transactions related to the purchased Convertible Senior Notes due 2017, as a result of which we received consideration of 2.3 million shares of Radian Group common stock and $12.0 million in cash; and

•	the entry into an ASR program to repurchase an aggregate of $202 million of Radian Group common stock.
Share repurchases of Radian Group common stock pursuant to the ASR program included: (i) repurchases of 9.2 million initial shares during the three-month period ended June 30, 2015; and (ii) delivery from the counterparty of 1.8 million additional shares upon the final settlement of the ASR program in August 2015. All share repurchases pursuant to the ASR program were funded in the second quarter of 2015 from the proceeds of the Senior Notes due 2020.
These transactions in the aggregate resulted in a combined net increase in holding company liquidity of $25.0 million in the first nine months of 2015. See Notes 10 and 16 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the individual transactions.
In addition, on April 1, 2015, upon completion of the sale of Radian Asset Assurance, our holding company liquidity increased by approximately $45 million due to the release of funds held in a separate escrow account.
Radian Group’s principal liquidity demands for the next 12 months are expected to include: (i) additional capital support for our mortgage insurance subsidiaries to comply with the PMIERs Financial Requirements; (ii) the payment of corporate expenses; (iii) interest payments on our outstanding long-term debt; (iv) conversion settlements, repurchases or redemptions of portions of our long-term debt; (v) potential investments to support our strategy of growing our businesses; and (vi) the payment of dividends on our common stock.
Long-Term Debt. In October 2015, we paid $12.9 million in cash to repurchase $8.5 million aggregate principal amount of our Convertible Senior Notes due 2017 in a privately negotiated transaction. In addition, we expect to pay approximately $15.5 million in November 2015 to settle a holder’s conversion of $10.0 million aggregate principal amount of our Convertible Senior Notes due 2019.

On a quarterly basis, we evaluate whether the conversion threshold requirements for our Convertible Senior Notes due 2017 and our Convertible Senior Notes due 2019 have been met. As of September 30, 2015, the holders of our Convertible Senior Notes due 2017 and of our Convertible Senior Notes due 2019 are able to exercise their conversion rights during the three-month period ending December 31, 2015. We may elect, in our sole discretion, to settle any Convertible Senior Notes due 2019 in the form of cash. In the case of the Convertible Senior Notes due 2017, the principal amount must be settled in cash, with the conversion premium to be settled in cash or stock at our discretion. We cannot predict whether holders of our Convertible Senior Notes will choose to exercise their conversion rights prior to maturity.
At any time after March 7, 2016, we may redeem at our option all or part of our Convertible Senior Notes due 2019, as long as the daily last reported sale price of our common stock is at least 130% of the then-current conversion price for at least 20 out of the immediately preceding 30 consecutive trading days before the delivery of a redemption notice. This threshold is currently equal to $13.78 per share and is subject to adjustments made pursuant to the terms of the indenture for the notes. The conversion rate initially is 94.3396 shares of our common stock per $1,000 principal amount of notes (corresponding to an initial conversion price of approximately $10.60 per share of common stock), subject to adjustment in certain events. If we elect to redeem the Convertible Senior Notes due 2019 at any point in the future, we plan to provide the required redemption notice 60 calendar days prior to the redemption date. Additionally, no less than 45 scheduled trading days prior to any such redemption notice, we plan to publicly announce our intention to issue such notice, and whether we intend to settle any conversions occurring on or after the date of such redemption notice and prior to the related redemption date in cash, stock, or a specified combination of cash and stock. See Note 11 of Notes to Consolidated Financial Statements in our 2014 Form 10-K for further information.
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on most of our outstanding long-term debt. Payments of such corporate expenses for the next 12 months, excluding interest payments on our long-term debt, are expected to be approximately $56.2 million, all of which is expected to be reimbursed by our subsidiaries under our existing expense-sharing arrangements. For the same period, payments of interest on our long-term debt are expected to be approximately $62.9 million, a significant portion of which is expected to be reimbursed by our subsidiaries under our existing expense-sharing arrangements. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be modified or revoked at any time.
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
Radian Guaranty is positioned to comply with the PMIERs Financial Requirements by utilizing a portion of our holding company liquidity. Based on our estimates and assumptions, Radian Guaranty would require approximately $320 million of additional Available Assets to comply with the PMIERs Financial Requirements at the December 31, 2015 effective date. Among other items, this estimate is based on the assumption that we receive, as expected, approval from the GSEs for the amendments to our existing reinsurance arrangements and receive the PMIERs benefit of approximately $80 million for these arrangements.
The amount that Radian Guaranty and its affiliated reinsurers may require to comply with the final PMIERs (as updated on June 30, 2015) may depend upon, among other things: (1) our ability to receive, as expected, GSE approval for the amendments to our existing reinsurance arrangements, as discussed above; (2) the product mix of our NIW and factors affecting the performance of our mortgage insurance business, including our level of defaults, prepayments, the losses we incur on new or existing defaults and the credit characteristics of our mortgage insurance; (3) whether we elect to leverage the use of external reinsurance, which would reduce Radian Guaranty’s Minimum Required Assets; and (4) the level of capital we expect to maintain at our mortgage insurance subsidiaries in excess of the amount required to satisfy the PMIERs Financial Requirements. We are actively considering alternatives to optimize the use of our holding company liquidity to support Radian Guaranty’s compliance with the PMIERs Financial Requirements. These alternatives could take the form of direct contributions of cash and securities or the potential use of surplus notes.

Radian Guaranty’s Risk-to-capital was 16.5 to 1 as of September 30, 2015. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for more information. Given our current financial projections for Radian Guaranty, which are subject to risks and uncertainties, we expect Radian Guaranty’s Risk-to-capital to generally decrease over time. Radian Guaranty is not expected to need additional capital to satisfy current applicable state insurance regulatory requirements. Our combined Risk-to-capital, which represents the consolidated Risk-to-capital measure for all of our Mortgage Insurance subsidiaries, was 17.9 to 1 as of September 30, 2015.
Radian Group may also be required to provide capital support for Radian Guaranty and our other mortgage insurance subsidiaries if additional capital is required pursuant to future changes to insurance laws and regulations. The NAIC is in the process of reviewing the minimum capital and surplus requirements for mortgage insurers and considering changes to the Model Act. While the outcome of this process is not known, it is possible that among other changes, the NAIC will recommend and adopt more stringent capital requirements than currently exist under the Model Act, which could increase the capital requirements for Radian Guaranty in states that adopt the new Model Act. While we expect that the capital requirements may increase as a result of changes to the Model Act, we do not believe the changes to the Model Act will result in financial requirements that require greater capital than will be required under the final PMIERs Financial Requirements.
Dividends. Our quarterly common stock dividend is currently $0.0025 per share and, based on our current outstanding shares of common stock, we would require approximately $2.1 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group’s ability to pay dividends is subject to limitations under Delaware law that are applicable to corporations that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of September 30, 2015, our capital surplus was $2.4 billion, representing our dividend limitation under Delaware law.
IRS Matter. In addition to the items discussed above, in the event a compromised settlement agreement is reached in Radian Group’s ongoing dispute with the IRS, Radian Group may be required to make a payment to the U.S. Treasury to resolve our dispute with the IRS related to the Deficiency Amount from the examination of our 2000 through 2007 consolidated federal income tax returns. On September 1, 2015, we received a notice that the case had been scheduled for trial commencing on February 1, 2016. However, the parties have jointly filed, and the U.S. Tax Court has approved, motions for continuance in this matter to postpone the trial date. We can provide no assurance regarding the outcome of this IRS litigation, which may take several years to resolve, or whether a compromised settlement with the IRS will ultimately be reached. As such, there remains significant uncertainty with regard to the amount and timing of any potential payments. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements and Radian Group—Long-Term Liquidity Needs, below, for additional information regarding the IRS matter.
Sources of Liquidity. In addition to existing available cash and marketable securities, payments made to Radian Group under expense-sharing arrangements with our subsidiaries, as discussed above, represent Radian Group’s principal source of cash to fund short-term liquidity needs. In addition, Radian Group expects to receive a modest amount of dividends from Clayton, to the extent available. If Radian Group’s current sources of liquidity are insufficient for Radian Group to fund its obligations during the next 12 months, or if we otherwise decide to increase our liquidity position, Radian Group may seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.
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

•
$60.9 million principal amount of convertible debt due in November 2017, which must be settled in cash, plus, any related conversion premium which may, at our option, be settled in cash, common shares or a combination thereof (of which, $8.5 million aggregate principal amount was settled in October 2015, as discussed above);

•
$400 million principal amount of convertible debt due in March 2019 for which the principal amount and any conversion premium may, at our option, be settled in cash, common shares or a combination thereof (of which, $10.0 million aggregate principal amount is expected to settle in November 2015, as discussed above);

•	$300 million principal amount of outstanding debt due in June 2019; and

•	$350 million principal amount of outstanding debt due in June 2020;

(2)	potential additional capital contributions to our subsidiaries, including potential additional contributions related to compliance with the PMIERs Financial Requirements; and

(3)
potential payments to the U.S. Treasury resulting from our ongoing dispute with the IRS relating to the examination of our 2000 through 2007 consolidated federal income tax returns by the IRS, as discussed below.

On September 4, 2014, we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties of approximately $157 million. The Deficiency Amount has not been reduced to reflect our NOL carryback ability. As of September 30, 2015, there also would be interest of approximately $122 million related to these matters. Depending on the outcome, additional state income taxes, penalties and interest (estimated in the aggregate to be approximately $31 million as of September 30, 2015) also may become due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of approximately $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim.
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
On December 3, 2014, we petitioned the U.S. Tax Court to litigate the Deficiency Amount. On September 1, 2015, we received a notice that the case had been scheduled for trial commencing on February 1, 2016. However, the parties have jointly filed, and the U.S. Tax Court has approved, motions for continuance in this matter to postpone the trial date. We can provide no assurance regarding the outcome of this IRS litigation, which may take several years to resolve, or whether a compromised settlement with the IRS will ultimately be reached. It is possible that a payment may be required at some point during the litigation process, and there remains significant uncertainty with regard to the amount and timing of any potential payments under the indemnity agreement described above. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the IRS matter.
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

Mortgage Insurance
As of September 30, 2015, our Mortgage Insurance segment maintained claims paying resources of $4.0 billion, which consist of contingency reserves, statutory policyholders’ surplus, unearned premium reserves and loss reserves.
The principal demands for liquidity in our mortgage insurance business include the payment of claims and potential claim settlement transactions, operating expenses (including those allocated from Radian Group) and taxes. The principal sources of liquidity in our mortgage insurance business currently include insurance premiums, net investment income and capital from Radian Group. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a substantial portion of the funds necessary to satisfy their claim payments, operating expenses and taxes for the foreseeable future. We believe that we have the ability to fund any operating cash flow shortfall from sales and maturities of marketable securities in our investment portfolio maintained at our operating companies. In the event that we are unable to fund excess claim payments and operating expenses through the sale of these marketable securities and from maturing fixed-income investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid marketable securities held by our operating companies.
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
Freddie Mac Agreement
At September 30, 2015 and December 31, 2014, Radian Guaranty had $210.9 million and $209.3 million, respectively, in a collateral account pursuant to the Freddie Mac Agreement. This collateral account, which contains investments primarily invested in trading securities, is pledged to cover Loss Mitigation Activity on the loans subject to the Freddie Mac Agreement. Subject to certain conditions in the Freddie Mac Agreement, amounts in the collateral account may be released to Radian Guaranty over time to the extent that Loss Mitigation Activity becomes final in accordance with the terms of that agreement. In accordance with these provisions, Radian withdrew approximately $135.9 million from this account in October 2015 related to Loss Mitigation Activity that had become final as of August 31, 2015. Following this withdrawal, if, as of August 29, 2017, the amount of additional Loss Mitigation Activity that has become final in accordance with the Freddie Mac Agreement is less than approximately $74 million, then any shortfall will be paid on that date to Freddie Mac from the funds remaining in the collateral account, subject to certain adjustments designed to allow for any Loss Mitigation Activity that has not become final or any claims evaluation that has not been completed as of that date. Through September 30, 2015, approximately $1 million of additional Loss Mitigation Activity had become final in accordance with the Freddie Mac Agreement and approximately $11 million of additional submitted claims had been rescinded, denied, curtailed or cancelled, but were not yet considered final in accordance with the Freddie Mac Agreement.
Services
As of September 30, 2015, our Services segment maintained cash and cash equivalents totaling $17.5 million, which included restricted cash of $3.4 million.
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

	Nine Months Ended September 30,
(In thousands)	2015	2014
Net income	$212,396	$531,182
Less: Income from discontinued operations, net of tax	5,385	149,634
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on investments and other financial instruments recognized in earnings	(49,095)	(62,006)
Loss on induced conversion and debt extinguishment	91,887	—
Net payments related to derivative contracts and VIEs (1)	(3,203)	(68)
Commutation-related charges	—	1,105
Deferred income tax provision (benefit)	129,835	(1,327)
Amortization and impairment of intangible assets	9,577	3,294
Depreciation and amortization, net	43,747	42,755
Change in:
Accounts and notes receivable	20,805	(11,420)
Deferred policy acquisition costs	(1,428)	2,146
Reinsurance recoverables	16,094	22,940
Unearned premiums	32,434	58,197
Reserve for losses and LAE	(461,462)	(576,807)
Other assets	3,047	21,193
Other liabilities	(45,242)	(73,821)
Net cash used in operating activities, continuing operations	(5,993)	(192,271)
Net cash used in operating activities, discontinued operations	(1,759)	(29,891)
Net cash used in operating activities	$(7,752)	$(222,162)
_____________

(1)	Cash item.
Net cash used in operating activities decreased for the nine months ended September 30, 2015 compared to the same period of 2014, primarily as a result of a decrease in total paid claims.
Stockholders’ Equity
Stockholders’ equity was $2.4 billion at September 30, 2015, compared to $2.1 billion at December 31, 2014. The increase in stockholders’ equity resulted primarily from: (i) our net income of $212.4 million for the nine months ended September 30, 2015; and (ii) the impact of our recently completed debt and equity transactions to strengthen Radian’s capital position, which increased stockholder’s equity by $159.0 million, excluding the $70 million after-tax impact from the loss on induced conversion and debt extinguishment already reflected in net income. See 2015 Developments—Debt and Equity Transactions for additional information.

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
Recent Ratings Actions
Changes during current quarter. There were no ratings changes during the current quarter.
Changes during prior quarters. On June 25, 2015, Moody’s upgraded Radian Group’s credit rating for its senior unsecured debt from B2 to B1, with a positive outlook. The upgrade reflects Moody’s view that our recent debt issuance of Senior Notes due 2020, along with the purchases of a portion of our Convertible Senior Notes due 2017: (1) meaningfully improves Radian Group’s debt maturity profile; and (2) better aligns debt maturities with the expected timing of dividend capacity from our subsidiaries. In addition, Moody’s noted that the final PMIERs reduced the amount of additional capital required at Radian Guaranty as compared to the amount originally estimated under the proposed PMIERs requirements, further relieving the demand on Radian Group’s liquidity resources. Radian Guaranty’s credit rating was unchanged, reflecting Moody’s observation that although the debt issuance is also positive for Radian Guaranty, its plan to attain compliance with the PMIERs has not yet been implemented.
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
We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. Excluding investments classified as assets held for sale as a result of the Radian Asset Assurance Stock Purchase Agreement, the carrying value of our investment portfolio at September 30, 2015 and December 31, 2014 was $4.4 billion and $3.6 billion, respectively, of which 98% and 95%, respectively, was invested in fixed-income securities at each period. We calculate duration of our fixed-income securities, expressed in years, in order to estimate interest-rate sensitivity of these securities. At September 30, 2015, a 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $157.4 million, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $165.4 million. At September 30, 2015, the average duration of the fixed-income portfolio was 3.8 years compared to 3.5 years at December 31, 2014, reflecting an increase in the percentage of corporate bonds and notes as well as a decrease in the percentage of short-term securities in the portfolio.
Foreign Exchange Rate Risk
As of September 30, 2015 and December 31, 2014, we did not hold any foreign currency denominated securities in our investment portfolio. Exchange gains and losses on foreign currency transactions from our foreign operations have not been material due to the limited amount of business performed in those locations. Currency risk is further limited because, in general, both the revenues and expenses of our foreign operations are denominated in the same functional currency, based on the country in which the operations occur.
Equity Market Price
At September 30, 2015, the market value and cost of the equity securities in our investment portfolio were $65.0 million and $62.5 million, respectively. Included in the market value and cost of our equity securities at September 30, 2015 is $64.0 million and $62.0 million, respectively, of securities classified as trading securities. At December 31, 2014, the market value and cost of the equity securities in our investment portfolio were $215.6 million and $143.9 million, respectively. Included in the market value and cost of our equity securities at December 31, 2014 is $72.3 million and $67.0 million, respectively, of securities classified as trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $6.5 million as of September 30, 2015.
Our results of operations include compensation expenses associated with cash-settled equity-based long-term incentive awards, primarily all of which were issued in 2011 and 2012 in the form of performance-based restricted stock unit awards that vested at the end of three-year performance periods. The awards granted in 2011 vested and were paid to grantees in June 2014. The awards granted in 2012 vested and were paid to grantees in June 2015. Therefore, although these awards had produced significant volatility due to their valuation relative to Radian Group’s common stock price, now that substantially all of the awards have vested, this expense volatility is not expected in the future.
Historically, the compensation expense related to our cash-settled equity-based long-term incentive awards was based on the estimated fair value of the liability, and was impacted by changes in our stock price, the number of unvested awards outstanding and, to a lesser extent, other factors. The related liability was adjusted quarterly based on changes in our current stock price during the period and other factors that we utilized to estimate the ultimate payout of each award. For the nine months ended September 30, 2015 and 2014, changes in the estimated fair value of the liability for these cash-settled equity-based long-term incentive awards were $4.9 million and $6.4 million, respectively, primarily due to changes in our stock price.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2015, pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
As previously disclosed, we are contesting adjustments resulting from the examination by the IRS of our 2000 through 2007 consolidated federal income tax returns. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests and proposed adjustments denying the associated tax benefits of these items. We appealed these proposed adjustments to Appeals and made “qualified deposits” with the U.S. Treasury of approximately $85 million in June 2008 relating to the 2000 through 2004 tax years and approximately $4 million in May 2010 relating to the 2005 through 2007 tax years in order to avoid the accrual of incremental above-market-rate interest with respect to the proposed adjustments.
We made several attempts to reach a compromised settlement with Appeals, but in January 2013, we were notified that Appeals had rejected our latest settlement offer and planned to issue formal Notices of Deficiency related to certain losses and deductions resulting from our investment in the portfolio of non-economic REMIC residual interests, as discussed above. On September 4, 2014, we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties of approximately $157 million. The Deficiency Amount has not been reduced to reflect our NOL carryback ability. As of September 30, 2015, there also would be interest of approximately $122 million related to these matters. Depending on the outcome, additional state income taxes, penalties and interest (estimated in the aggregate to be approximately $31 million as of September 30, 2015) also may become due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of approximately $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim. On December 3, 2014, we petitioned the U.S. Tax Court to litigate the Deficiency Amount. On September 1, 2015, we received a notice that the case had been scheduled for trial commencing on February 1, 2016. However, the parties have jointly filed, and the U.S. Tax Court has approved, motions for continuance in this matter to postpone the trial date. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached.

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
We are subject to regulatory inquiries, investigations and reviews. In June 2015, we and other mortgage insurers received a letter from the Wisconsin OCI requesting information pertaining to customized insurance rates and terms offered to mortgage insurance customers. We submitted a response to the Wisconsin OCI in June 2015, as requested. Although we believe we are in compliance with applicable Wisconsin state law requirements for mortgage guaranty insurance, we cannot predict the outcome of this matter or whether additional inquiries, actions or proceedings may be pursued against us by the Wisconsin OCI or other regulators.
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
The GSEs recently revised their eligibility requirements for private mortgage insurers. On April 17, 2015, the FHFA issued the final PMIERs setting forth the revised requirements for private mortgage insurers, including Radian Guaranty, to remain eligible insurers of loans purchased by the GSEs. On June 30, 2015, the GSEs updated the PMIERs Financial Requirements to increase the amount of Available Assets that must be held by a private mortgage insurer for loans originated on or after January 1, 2016 that are insured under lender-paid mortgage insurance policies not subject to automatic termination under the HPA. When they become effective on December 31, 2015, the PMIERs Financial Requirements will replace the existing capital adequacy standards under the current eligibility guidelines.
The PMIERs Financial Requirements require that a mortgage insurer’s Available Assets meet or exceed its Minimum Required Assets. Under the final PMIERs, Radian Guaranty’s Available Assets and Minimum Required Assets are determined on an aggregate basis, taking into account the assets and insured risk of Radian Guaranty and its affiliated reinsurers. Therefore, developments that impact the assets and insured risk of Radian Guaranty and its affiliated reinsurers individually (such as capital contributions from Radian Group) also will impact the aggregate Available Assets and Minimum Required Assets, and importantly, Radian Guaranty’s compliance with the PMIERs Financial Requirements. As a result, references to Radian Guaranty’s Available Assets and Minimum Required Assets take into consideration both Radian Guaranty and its affiliated reinsurers.
At September 30, 2015, Radian Group had immediately available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of approximately $745 million. After reflecting fourth quarter cash outflows for: (i) amounts we expect to pay to settle a holder’s conversion of $10.0 million in principal amount of our Convertible Senior Debt due 2019; (ii) a negotiated repurchase of $8.5 million in principal amount of our Convertible Senior Debt due 2017; and (iii) Clayton’s acquisition of ValuAmerica, Inc., Radian Group has immediately available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of approximately $710 million. Radian Guaranty is positioned to comply with the PMIERs Financial Requirements by utilizing a portion of our holding company liquidity. Based on our estimates and assumptions, Radian Guaranty would require approximately $320 million of additional Available Assets to comply with the PMIERs Financial Requirements at the December 31, 2015 effective date. Among other items, this estimate is based on the assumption that we receive, as expected, approval from the GSEs for the amendments to our existing reinsurance arrangements and receive the PMIERs benefit of approximately $80 million for these arrangements.
It is possible that we have not estimated accurately Radian Guaranty’s Minimum Required Assets and Available Assets under the PMIERs Financial Requirements, which serve as a basis for our projections regarding the amount that Radian Guaranty would require to comply with the PMIERs Financial Requirements. Radian Guaranty’s Minimum Required Assets and/or Available Assets (and consequently, the amount of holding company liquidity required to allow Radian Guaranty to comply with the final PMIERs) may be impacted by, among other things: (1) our ability to receive, as expected, approval from the GSEs for the amendments to our existing reinsurance arrangements and receive the PMIERs benefit for these arrangements; (2) the product mix of our NIW and factors affecting the performance of our mortgage insurance business, including our level of defaults, prepayments, the losses we incur on new or existing defaults and the credit characteristics of our mortgage insurance; (3) whether we elect to leverage the use of external reinsurance, which would reduce Radian Guaranty’s Minimum Required Assets; and (4) the level of capital we expect to maintain at our mortgage insurance subsidiaries in excess of the amount required to satisfy the PMIERs Financial Requirements. We are actively considering alternatives to optimize the use of our holding company liquidity to support Radian Guaranty’s compliance with the PMIERs Financial Requirements. These alternatives could take the form of direct contributions of cash and securities or the potential use of surplus notes.
The utilization of holding company cash to support Radian Guaranty’s compliance with the PMIERs Financial Requirements will leave less liquidity to satisfy Radian Group’s future obligations. Depending on the amount of holding company liquidity that is utilized, we may be required (or may decide) to seek additional capital by incurring additional debt, issuing additional equity, or selling assets, which we may not be able to do on favorable terms, if at all.

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
The PMIERs Financial Requirements include more onerous financial requirements for loans with a higher likelihood of default and/or certain credit characteristics, such as higher LTVs and lower FICO scores, as well as for loans originated after January 1, 2016 that are insured under lender-paid mortgage insurance policies not subject to automatic termination under the HPA. Therefore, if our mix of business includes a higher percentage of loans that are subject to these increased financial requirements, it would increase the Minimum Required Assets and/or the amount of Available Assets that Radian Guaranty is required to hold. As a result, depending on the circumstances, we may choose to limit the type and volume of business we are willing to write based on the increased financial requirements associated with certain loans. This could reduce the amount of NIW we write, which could reduce our revenues.
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
Issuer Purchases of Equity Securities
The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended September 30, 2015, pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs
ASR program
8/1/2015 to 8/31/2015	1,826,960	(1)	1,826,960	$—
ASR program total	1,826,960	(1)	1,826,960	—
Other purchases	—		—	—
Total	1,826,960		1,826,960	$—
______________________

(1)
On June 18, 2015, we announced that our board of directors had authorized an ASR program to repurchase an aggregate of $202 million of Radian Group common stock. Under this program, the total number of shares ultimately delivered to Radian Group, and therefore, the average price per share, was based on the average of the daily volume-weighted average price of Radian Group common stock during the term of the transaction, less a negotiated discount and subject to certain other adjustments pursuant to the terms and conditions of the program. During the three-month period ended June 30, 2015, 9,201,500 initial shares were repurchased under this program. The counterparty delivered to Radian Group 1,826,960 additional shares of Radian Group common stock at final settlement of the ASR program in August 2015. The total of 11,028,460 shares were purchased pursuant to the ASR at a calculated average price per share of $18.32 during the term of the transaction. Radian Group paid the counterparty $202 million during the second quarter of 2015 for the total shares repurchased pursuant to the ASR program, which was funded from the proceeds of the Senior Notes due 2020.

Item 6. Exhibits.
The information required by this item is set forth on the Exhibit Index that follows the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

November 6, 2015	/s/ J. FRANKLIN HALL
J. Franklin Hall
Executive Vice President, Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
*+10.1	2014 Stock Option Agreement under the 2014 Equity Compensation Plan, dated as of July 9, 2015, between the Registrant and Sanford A. Ibrahim
*+10.2	2015 Performance-Based Restricted Stock Unit Grant Letter under the 2014 Equity Compensation Plan, dated as of July 9, 2015, between the Registrant and Sanford A. Ibrahim
*+10.3	Form of 2015 Stock Option Agreement under the 2014 Equity Compensation Plan
*+10.4	Form of 2015 Performance-Based Restricted Stock Unit Grant Letter under the 2014 Equity Compensation Plan
*12	Statement of Ratio of Earnings to Fixed Charges
*31	Rule 13a - 14(a) Certifications
**32	Section 1350 Certifications
*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity for the nine months ended September 30, 2015 and 2014, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

_______________________
* Filed herewith.
** Furnished herewith.
+ Management contract, compensatory plan or arrangement.