Form 10-K
period 2015-12-31
RADIAN GROUP INC
filed 2016-02-26
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-11356
____________________________

RADIAN GROUP INC.
(Exact name of registrant as specified in its charter)
____________________________

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
Securities registered pursuant to Section 12(g) of the Act: None
____________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,890,495,962 based on the closing sale price as reported on the New York Stock Exchange. Excluded from this amount is the value of all shares beneficially owned by executive officers and directors of the registrant. These exclusions should not be deemed to constitute a representation or acknowledgment that any such individual is, in fact, an affiliate of the registrant or that there are not other persons or entities who may be deemed to be affiliates of the registrant.
The number of shares of common stock, $.001 par value per share, of the registrant outstanding on February 24, 2016 was 197,500,450 shares.
_______________________________
DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K Reference Document
Definitive Proxy Statement for the Registrant’s 2016 Annual Meeting of Stockholders	Part III (Items 10 through 14)

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The list which follows includes the definitions of various abbreviations and acronyms used throughout this report, including the Business Section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

Term	Definition
1995 Equity Plan	The Radian Group Inc. 1995 Equity Compensation Plan
2008 Equity Plan	The Radian Group Inc. 2008 Equity Compensation Plan
2008 ESPP	The Radian Group Inc. 2008 Employee Stock Purchase Plan
2014 Equity Plan	The Radian Group Inc. 2014 Equity Compensation Plan
2014 Master Policy	Radian Guaranty’s Master Policy that became effective October 1, 2014
ABS	Asset-backed securities
Alt-A	Alternative-A loan where the documentation is generally limited as compared to fully documented loans (considered a non-prime loan grade)
AOCI	Accumulated other comprehensive income (loss)
Appeals	Internal Revenue Service Office of Appeals
ARM	Adjustable rate mortgage
ARR	Asset representation review, as required by Regulation AB governing asset-backed securities, to review assets for compliance with representations and warranties
AREAA	Asian Real Estate Association of America
ASR	Accelerated share repurchase
Assured	Assured Guaranty Corp., a subsidiary of Assured Guaranty Ltd.
Available Assets	As defined in the PMIERs, these assets primarily include the liquid assets of a mortgage insurer and its affiliated reinsurers, and exclude Unearned Premium Reserves
Basel I	The Basel Capital Accord, developed by the Basel Committee on Banking Supervision in 1988, which established international benchmarks for assessing banks’ capital adequacy requirements
Basel II	The June 2005 update to the Basel Capital Accord
Basel III	The September 2010 update to the Basel Capital Accord
BIG	Below investment grade
Board	Radian Group’s Board of Directors
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

Bylaw Amendment	Amendments to our amended and restated bylaws
Carryforwards	Net operating loss carryforward and tax credit carryforward, collectively
CD	Certificate of deposit
CFPB	Consumer Financial Protection Bureau
Charter Amendment	Amendments to our amended and restated certificate of incorporation
Claim Curtailment	Our legal right, under certain conditions, to reduce the amount of a claim, including due to servicer negligence
Claim Denial	Our legal right, under certain conditions, to deny a claim
Claim Severity	The total claim amount paid divided by the original coverage amount
Clayton	Clayton Holdings LLC, a Delaware domiciled indirect non-insurance subsidiary of Radian Group
CMBS	Commercial mortgage-backed securities
Convertible Senior Notes due 2017	Our 3.000% convertible unsecured senior notes due November 2017 ($450 million original principal amount)
Convertible Senior Notes due 2019	Our 2.250% convertible unsecured senior notes due March 2019 ($400 million original principal amount)
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CP	Commercial paper

Term	Definition
Cures	Loans that were in default as of the beginning of a period and are no longer in default because payments were received and the loan is no longer 60 days past due
Default to Claim Rate	Estimated rate at which defaulted loans result in a claim
Deficiency Amount	The assessed tax liabilities, penalties and interest associated with a formal notice of deficiency letter from the IRS
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DTAs	Deferred tax assets
DTLs	Deferred tax liabilities
Equity Plans	The 1995 Equity Compensation Plan, the 2008 Equity Compensation Plan and the 2014 Equity Compensation Plan, together
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities and Exchange Act of 1934, as amended
Extraordinary Dividend	A dividend distribution required to be approved by an insurance company’s primary regulator that is greater than would be permitted as an ordinary dividend, which does not require regulatory approval
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FCRA	Fair Credit Reporting Act of 1970
FDCPA	Fair Debt Collection Practices Act
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FICO	Fair Isaac Corporation
Flow Business
With respect to mortgage insurance, transactions in which mortgage insurance is provided on mortgages on an individual loan basis as they are originated. Flow Business contrasts with Structured Transactions, in which mortgage insurance is provided on a group of mortgages after they have been originated

Foreclosure Stage Default	The Stage of Default indicating that the foreclosure sale has been scheduled or held
Freddie Mac	Federal Home Loan Mortgage Corporation
Freddie Mac Agreement	The Master Transaction Agreement between Radian Guaranty and Freddie Mac entered into in August 2013
FTC	Federal Trade Commission
Future Legacy Loans	With respect to the BofA Settlement Agreement, Legacy Loans where a claim decision has been or will be communicated by Radian Guaranty after February 13, 2013
GAAP	Accounting principles generally accepted in the United States of America
Green River Capital	Green River Capital LLC, a wholly-owned subsidiary of Clayton
GSEs	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
HAMP	Homeowner Affordable Modification Program
HARP	Home Affordable Refinance Program
HARP 2	The FHFA’s extension of and enhancements to the HARP program
HPA	Homeowners Protection Act
HUD	U.S. Department of Housing and Urban Development
IBNR	Losses incurred but not reported
IIF	Insurance in force is equal to the unpaid principal balances of the underlying loans
Implementation Date	The February 1, 2015 commencement date for activities pursuant to the BofA Settlement Agreement
Initial QSR Transaction	Initial quota share reinsurance agreement entered into with a third-party reinsurance provider in the second quarter of 2012
Insureds
Insured parties, with respect to the BofA Settlement Agreement, Countrywide Home Loans, Inc. and Bank of America, N.A., as a successor to BofA Home Loan Servicing f/k/a Countrywide Home Loans Servicing LP

IRS	Internal Revenue Service

Term	Definition
LAE	Loss adjustment expenses, which includes the cost of investigating and adjusting losses and paying claims
Legacy Loans
With respect to the BofA Settlement Agreement, loans that were originated or acquired by an Insured and were insured by Radian Guaranty prior to January 1, 2009, excluding such loans that were refinanced under HARP 2

Legacy Portfolio	Mortgage insurance written during the poor underwriting years of 2005 through 2008, together with business written prior to 2005
LLPA	Loan level price adjustments, based on various risk characteristics, that are charged by the GSEs
Loss Mitigation Activity/Activities	Activities such as Rescissions, Claim Denials, Claim Curtailments and cancellations
LTV	Loan-to-value ratio which is calculated as the percentage of the original loan amount to the original value of the property
Master Policies	The Prior Master Policy and the 2014 Master Policy, collectively
MBS	Mortgage-backed security
MI	Mortgage insurance
Minimum Required Assets	A risk-based minimum required asset amount, as defined in the PMIERs, calculated based on net RIF and a variety of measures designed to evaluate credit quality
Model Act	Mortgage Guaranty Insurers Model Act
Monthly and Other	Insurance policies where premiums are paid on a monthly or other installment basis, excluding Single Premium Policies that are paid in a single premium at origination
Monthly Premium Policy/Policies	Insurance policies where premiums are paid on a monthly installment basis
Moody’s	Moody’s Investors Service
Mortgage Insurance	Radian’s Mortgage Insurance business segment, which provides credit-related insurance coverage, principally through private mortgage insurance, to mortgage lending institutions
MPP Requirement
Certain states’ statutory or regulatory risk-based capital requirement that the mortgage insurer must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels

MSR	Mortgage servicing rights
NAHREP	National Association of Hispanic Real Estate Professionals
NAIC	National Association of Insurance Commissioners
NAREB	National Association of Real Estate Brokers
NIW	New insurance written
NOL	Net Operating Loss - occurs when certain tax-deductible expenses exceed taxable revenues for a taxable year
NPE	Net premiums earned - insurance
NPW	Net premiums written - insurance
NRSRO	Nationally recognized statistical ratings organization
NYSE	New York Stock Exchange
Notices of Deficiency	Formal letters from the IRS informing the taxpayer of an IRS determination of tax deficiency and appeal rights
OCI	Other comprehensive income (loss)
PDR	Premium deficiency reserve
Persistency Rate	The percentage of insurance in force that remains on our books over a period of time
Plan	Tax Benefit Preservation Plan
PMIERs
Private Mortgage Insurer Eligibility Requirements that were issued by the FHFA in proposed form for public comment on July 10, 2014 and issued in final form on April 17, 2015, as updated on June 30, 2015

PMIERs Financial Requirements	Financial requirements of the PMIERs
Prior Master Policy	Radian Guaranty’s master insurance policy in effect prior to the effective date of its 2014 Master Policy

Term	Definition
QM	Qualified mortgage
QM Rule	Rule issued by the CFPB on January 10, 2013, defining qualified mortgage and ability to repay requirements
QSR	Quota share reinsurance
QSR Transactions	The Initial QSR Transaction and Second QSR Transaction, collectively
Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Asset Assurance	Radian Asset Assurance Inc., a New York domiciled insurance company that was formerly a subsidiary of Radian Guaranty
Radian Asset Assurance Stock Purchase Agreement
The Stock Purchase Agreement dated December 22, 2014, between Radian Guaranty and Assured to sell 100% of the issued and outstanding shares of Radian Asset Assurance, Radian’s financial guaranty insurance subsidiary, to Assured

Radian Group	Radian Group Inc., the registrant
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group
Radian Insurance	Radian Insurance Inc., a Pennsylvania domiciled insurance subsidiary of Radian Guaranty
Radian Mortgage Insurance	Radian Mortgage Insurance Inc., a Pennsylvania domiciled subsidiary of Radian Guaranty
Radian Reinsurance	Radian Reinsurance Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group
RBC States	Risk-based capital states, which are those states that currently impose a statutory or regulatory risk-based capital requirement
Red Bell	Red Bell Real Estate, LLC, a wholly-owned subsidiary of Clayton
Reinstatements	Reversals of previous Rescissions, Claim Denials and Claim Curtailments
REIT	Real Estate Investment Trust
REMIC	Real Estate Mortgage Investment Conduit
REO	Real Estate Owned
Rescission	Our legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies if we determine that a loan did not qualify for insurance
RESPA	Real Estate Settlement Procedures Act of 1974
RGRI	Radian Guaranty Reinsurance Inc., a Pennsylvania domiciled insurance subsidiary of Enhance Financial Services Group Inc., a New York domiciled non-insurance subsidiary of Radian Group
RIF	Risk in force is equal to the underlying loan unpaid principal balance multiplied by the insurance coverage percentage
Risk-to-capital	Under certain state regulations, a minimum ratio of statutory capital calculated relative to the level of net risk in force
RMAI	Radian Mortgage Assurance Inc., a Pennsylvania domiciled insurance subsidiary of Radian Guaranty
RMBS	Residential mortgage-backed securities
RSU	Restricted stock unit
S&P	Standard & Poor’s Financial Services LLC
SAP	Statutory accounting practices include those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SARs	Stock appreciation rights
SEC	United States Securities and Exchange Commission
Second QSR Transaction	Second Quota share reinsurance transaction entered into with a third-party reinsurance provider in the fourth quarter of 2012
Second-liens	Second-lien mortgage loans
Senior Notes due 2015	Our 5.375% unsecured senior notes due June 2015 ($250 million principal amount)
Senior Notes due 2017	Our 9.000% unsecured senior notes due June 2017 ($195.5 million principal amount)
Senior Notes due 2019	Our 5.500% unsecured senior notes due June 2019 ($300 million principal amount)
Senior Notes due 2020	Our 5.250% unsecured senior notes due June 2020 ($350 million principal amount)
Services	Radian’s Mortgage and Real Estate Services business segment, which provides mortgage- and real estate-related products and services to the mortgage finance market

Term	Definition
Servicing Only Loans
With respect to the BofA Settlement Agreement, loans other than Legacy Loans that were or are serviced by the Insureds and were 90 days or more past due as of July 31, 2014, or if servicing has been transferred to a servicer other than the Insureds, 90 days or more past due as of the transfer date

SFR	Single family rental
Single Premium Policy/Policies	Insurance policies where premiums are paid in a single payment at origination
Single Premium QSR	Quota share reinsurance agreement covering certain Single Premium Policies, entered into with a panel of third-party reinsurers in the first quarter of 2016
Sovereign	Sovereign or independent governmental units, including various levels of government (sub-sovereign), collectively
Stage of Default	The stage a loan is in relative to the foreclosure process, based on whether or not a foreclosure sale has been scheduled or held
Statutory RBC Requirement	Risk-based capital requirement imposed by the RBC States, requiring a minimum surplus level and, in certain states, a minimum ratio of statutory capital relative to the level of risk
Structured Transactions
With respect to mortgage insurance, transactions in which mortgage insurance is provided on a group of mortgages after they have been originated. Structured Transactions contrast with Flow Business, in which mortgage insurance is provided on mortgages on an individual loan basis as they are originated

Subject Loans	Loans covered under the BofA Settlement Agreement, comprising Legacy Loans and Servicing Only Loans
Surplus Note	0% Note issued in December 2015 by Radian Guaranty to Radian Group, due December 31, 2025 ($325 million principal amount)
The White Case	A putative class action under RESPA titled White v. PNC Financial Services Group filed in the U.S. District Court for the Eastern District of Pennsylvania
The Menichino Case	A putative class action under RESPA titled Menichino, et al. v. Citibank, N.A., et al. filed in the U.S. District Court for the Western District of Pennsylvania
The Manners Case	A putative class action under RESPA titled Manners, et al. v. Fifth Third Bank, et al. filed in the U.S. District Court for the Western District of Pennsylvania
TILA	Truth in Lending Act
Time in Default	The time period from the point a loan reaches default status (based on the month the default occurred) to the current reporting date
TRID	TILA-RESPA Integrated Disclosure
TSR	Total stockholder return
U.S.	The United States of America
U.S. Treasury	United States Department of the Treasury
Unearned Premium Reserves	Premiums received but not yet earned
VA	U.S. Department of Veterans Affairs
ValuAmerica	ValuAmerica, Inc., a wholly-owned subsidiary of Clayton
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

Cautionary Note Regarding Forward Looking Statements—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Exchange Act and the U.S. Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment. New risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:

•	changes in general economic and political conditions, including in particular but without limitation, unemployment rates and changes in housing markets and mortgage credit markets;

•	changes in the way customers, investors, regulators or legislators perceive the strength of private mortgage insurers;

•	Radian Guaranty Inc.’s ability to remain eligible under the PMIERs and other applicable requirements imposed by the FHFA and by the GSEs to insure loans purchased by the GSEs;

•
our ability to maintain sufficient holding company liquidity to meet our short- and long-term liquidity needs and to successfully execute and implement our capital plans, including our ability to enter into and receive GSE approval for a reinsurance transaction to reduce exposure to our Single Premium Policies, which we may not be able to do on favorable terms, if at all;

•	our ability to successfully execute and implement our business plans and strategies, including in particular but without limitation, plans and strategies that require GSE approval;

•	our ability to maintain an adequate level of capital in our insurance subsidiaries to satisfy existing and future state regulatory requirements;

•	changes in the charters or business practices of, or rules or regulations imposed by or applicable to the GSEs;

•	any disruption in the servicing of mortgages covered by our insurance policies, as well as poor servicer performance;

•	a decrease in the Persistency Rates of our monthly premium mortgage insurance policies;

•	heightened competition in our mortgage insurance business, including in particular but without limitation, increased price competition;

•	changes to the current system of housing finance;

•	the effect of the Dodd-Frank Act on the financial services industry in general, and on our businesses in particular;

•	the adoption of new laws and regulations, or changes in existing laws and regulations, or the way they are interpreted;

•
the amount and timing of potential payments or adjustments associated with federal or other tax examinations, including deficiencies assessed by the IRS resulting from its examination of our 2000 through 2007 tax years, which we are currently contesting;

•	the possibility that we may fail to estimate accurately the likelihood, magnitude and timing of losses in connection with establishing loss reserves for our mortgage insurance business;

•	volatility in our results of operations caused by changes in the fair value of our assets and liabilities, including a significant portion of our investment portfolio;

•	changes in GAAP or SAP rules and guidance, or their interpretation;

•	legal and other limitations on amounts we may receive from our subsidiaries; and

•	the possibility that we may need to impair the estimated fair value of goodwill established in connection with our acquisition of Clayton.
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

I.General
We provide mortgage insurance and products and services to the real estate and mortgage finance industries through our two business segments—Mortgage Insurance and Services. Our Mortgage Insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, to mortgage lending institutions nationwide. We provide our mortgage insurance products mainly through our wholly-owned subsidiary, Radian Guaranty.
Our Services segment provides outsourced services, information-based analytics and specialty consulting for buyers and sellers of, and investors in, mortgage- and real estate-related loans and securities as well as other ABS. The primary lines of business in our Services segment include: (1) loan review and due diligence; (2) surveillance; (3) valuation and component services; (4) REO management services; and (5) services for the United Kingdom and European mortgage markets through our EuroRisk operations. These services and solutions are provided primarily through Clayton and its subsidiaries, including Green River Capital, Red Bell and ValuAmerica.
See Note 4 of Notes to Consolidated Financial Statements for a summary of financial information for our business segments for each of the last three years for the mortgage insurance segment, and since June 30, 2014 (the date of our acquisition of Clayton) for the Services segment, and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” for additional information about the performance of our business segments, including revenue by business segment.
Radian Group serves as the holding company for our insurance and other subsidiaries and does not have any operations of its own.
2015 Highlights.  Below are highlights of our key accomplishments that furthered our strategic objectives and contributed to our financial and operating results during 2015.

Part I Item 1. Business
______________________________________________________________________________________________________

KEY ACCOMPLISHMENTS FOR 2015
• Increased pretax income from continuing operations for 2015 by 8% over 2014, from $407.2 million to $437.8 million
• Increased adjusted pretax operating income for 2015 by 49% over 2014, from $342.4 million to $510.9 million(1)
• Effectively managed risk and capital positions to achieve PMIERs compliance by the December 31, 2015 effective date
• Completed the sale of Radian Asset Assurance for a purchase price of approximately $810 million, supporting PMIERs compliance and our strategic focus on the mortgage and real estate industries
• Completed a series of debt and equity transactions to strengthen our capital position, reducing our overall cost of capital and improving our debt maturity profile
• Wrote $41.4 billion of NIW, an increase of 11% over 2014 » NIW consisted of 100% Prime business; 62% with FICO of 740 or above » Added 136 new mortgage insurance customers in 2015
• Grew our IIF to $175.6 billion at December 31, 2015, from $171.8 billion as of December 31, 2014
• Improved composition of mortgage insurance portfolio
»  New business written after 2008 represents 75% of primary RIF, or 84% including HARP volume. This high quality business is expected to generate strong returns on capital

• Continued improvement in credit quality of mortgage insurance portfolio » Experienced 22% decline in total defaults in 2015 compared to 2014
• Clayton acquired Red Bell and ValuAmerica, expanding the scope of our Services offerings and advancing our strategy to be positioned to offer products and services throughout the entire mortgage value chain

________________

(1)
Adjusted pretax operating income is a non-GAAP financial measure. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated—Use of Non-GAAP Financial Measure” for a reconciliation of adjusted pretax operating income to the most comparable GAAP measure, pretax income from continuing operations.

For additional information regarding these items as well as other factors impacting our business and financial results in 2015, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Business Strategy. Consistent with our long-term strategic objectives highlighted below, our business strategy is focused on growing our businesses, diversifying our revenue sources and increasing our fee-based revenues.

RADIAN’S LONG-TERM STRATEGIC OBJECTIVES
• Grow earnings per share while maintaining attractive returns on equity » Write high-quality and profitable NIW » Improve margins through efficiency initiatives and business mix
• Expand the role of mortgage insurance in the mortgage finance industry
• Grow fee income by expanding our presence in the real estate and mortgage finance industries
• Enhance our financial strength and improve our debt maturity profile
• Manage risk and compliance proactively through strong governance and culture

Part I Item 1. Business
______________________________________________________________________________________________________

A key element of our business strategy is to use our Services segment to broaden our participation in the residential mortgage market value chain by offering a range of mortgage and real estate-related products and services that complement our mortgage insurance business. This strategy is designed to satisfy an increasing demand in the market, grow our fee-based revenues, strengthen our existing mortgage insurance customer relationships, attract new customers and differentiate us from our mortgage insurance peers. Our strategy for future growth includes expanding our capabilities to increase the depth and breadth of mortgage and real estate products and services we offer to the residential real estate and mortgage finance markets.
Through the combination of our Mortgage Insurance and Services business segments, our array of capabilities are illustrated below.

EXISTING CAPABILITIES WITHIN PRIMARY AREAS OF MORTGAGE FINANCE INDUSTRY

Securitization
MI
Transaction Management
Surveillance
Component Services
Rental Property Services
Valuation Services
Title Services
Appraisal Services
Origination
MI
Diverse Segments
Training
Online Tools
Industry Advocacy
Consulting
Valuation Services
Title Services
Appraisal Services
Radian Group
Servicing
MI
Transaction Management
Consulting
Surveillance
REO Management
Component Services
Rental Property Services
Valuation Services
Title Services
Appraisal Services
Loan Fulfillment
Training
Underwriting
Online Tools
Transaction Management
Consulting
Valuation Services
Title & Closing Services
Appraisal Services
Radian Guaranty
Clayton
Green River
Red Bell
ValuAmerica

MI = Mortgage Insurance

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

Part I Item 1. Business
______________________________________________________________________________________________________

II.	Mortgage Insurance

A.	Business
Overview
Our Mortgage Insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, to mortgage lending institutions nationwide. Private mortgage insurance plays an important role in the U.S. housing finance system by protecting mortgage lenders and investors by mitigating default-related losses on residential mortgage loans. These loans are made to home buyers who generally make down payments of less than 20% of the home’s purchase price. Private mortgage insurance promotes affordable home ownership by facilitating the sale of these loans in the secondary mortgage market, most of which are sold to the GSEs.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage Insurance.”
Operating Environment
We are a seller of mortgage credit protection and therefore, the demand for our products and services is largely driven by the health of the housing and mortgage finance markets. In addition to total mortgage origination volumes, mortgage insurance industry volumes are impacted by the mix between mortgage originations that are for purchased homes versus refinancings. Historically, mortgage insurance penetration in the overall insurable mortgage market is meaningfully higher for mortgage originations that are for purchased homes compared to refinancings. While the mortgage origination market for 2016 is expected to be lower than it was in 2015, mortgage origination volume from home purchases is expected to comprise a higher percentage of the overall mortgage origination market in 2016. As a result, we expect our NIW for 2016 to be comparable to our NIW for 2015 of $41.4 billion.
Our businesses are also impacted by macroeconomic conditions and specific events that impact the mortgage origination environment and the credit performance of our underlying insured assets. The credit performance of loans originated after 2008 is significantly better than that of the loans in our Legacy Portfolio, as post-2008 loan originations have primarily consisted of prime loans with excellent credit quality. Further, the improving macroeconomic environment has contributed to the positive credit trends in our mortgage insurance portfolio, including a decrease in the number of new defaults as well as improved cure rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance.” At the same time, while credit quality has been improving, the restrictive credit environment has limited purchase loan originations by making it more challenging for many first-time home buyers to finance a home.
The positive macroeconomic and credit trends, while contributing to the improved financial strength of existing private mortgage insurers, have encouraged newer entrants into the private mortgage insurance industry. This has resulted in an increasingly competitive environment for private mortgage insurers. In addition to other private mortgage insurers, our primary competitors are the FHA and the VA. See “—Competition.”
Regulatory Environment
Our insurance subsidiaries are subject to comprehensive regulations and other requirements. State insurance regulators impose various capital requirements on our insurance subsidiaries. For our insurance subsidiaries, these include Risk-to-capital, other risk-based capital measures and surplus requirements. The GSEs are the primary beneficiaries of most of our mortgage insurance and they impose eligibility requirements that private mortgage insurers must satisfy to be approved to insure loans purchased by the GSEs. In 2015, the FHFA issued the final PMIERs which became effective on December 31, 2015 and set forth revised requirements for private mortgage insurers, including Radian Guaranty, to remain eligible insurers of loans purchased by the GSEs. The PMIERs Financial Requirements require private mortgage insurers to hold significantly more capital than under the previous eligibility requirements. In addition, the PMIERs requirements are comprehensive, covering virtually all aspects of the business and operations of a private mortgage insurer. See “—Regulation.” Radian Guaranty currently is in compliance with the requirements of the PMIERs. Changes in the charters or business practices of the GSEs can have a significant impact on our business.

Part I Item 1. Business
______________________________________________________________________________________________________

Mortgage Insurance Products
Traditional types of private mortgage insurance include “primary mortgage insurance” and “pool insurance.”
Traditional Risk - Primary Mortgage Insurance.  Primary mortgage insurance provides protection against mortgage defaults at a specified coverage percentage. When there is a valid claim under primary mortgage insurance, the maximum liability is determined by multiplying the claim amount, which consists of the unpaid loan principal, plus past due interest and certain expenses associated with the default, by the coverage percentage. Claims may be settled for the maximum liability or for other amounts. See “—Claims Management” below.
The terms of our primary mortgage insurance coverage are set forth in a master insurance policy that we enter into with each of our customers. Our Master Policies are filed in each of the jurisdictions in which we conduct business. Among other things, our Master Policies set forth the terms and conditions of our mortgage insurance coverage, including: loan eligibility requirements; premium payment requirements; coverage term; provisions for policy administration; exclusions or reductions in coverage; claims payment and settlement procedures; and dispute resolution procedures.
Following the financial crisis, the FHFA and the GSEs identified specific requirements to be included by all private mortgage insurers in their Master Policies for new mortgage insurance applications received on or after October 1, 2014. Among others, these included specific requirements related to loss mitigation and claims processing activities. Radian Guaranty incorporated these principles into its new 2014 Master Policy. Loans that were already insured prior to the October 1, 2014 effective date of the 2014 Master Policy will continue to be subject to the terms and conditions of Radian Guaranty’s Prior Master Policy. Any material changes to the 2014 Master Policy are subject to approval by the GSEs and state regulatory approval.
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
We provide primary mortgage insurance on a flow basis and we also provide primary mortgage insurance on a “structured” basis, which includes business that we have written to insure a group of individual loans. In flow transactions, mortgages typically are insured as they are originated, while in our Structured Transactions, we typically provide insurance on a group of mortgages after they have been originated. A portion of our structured business has been written in a “second loss” position, meaning that we are not required to make a payment until a certain aggregate amount of losses have already been recognized on a given set of loans. See “Mortgage Insurance Portfolio—Direct Risk in Force—Mortgage Loan Characteristics.” A single structured mortgage insurance transaction may be provided on a primary basis or, as discussed below, on a pool basis; and some Structured Transactions include both primary and pool insured mortgages.
We wrote $41.4 billion and $37.3 billion of first-lien primary mortgage insurance in 2015 and 2014, respectively. Based on publicly available information, we estimate that our share of the new insurance written within the private mortgage insurance market (excluding HARP refinancings) was 19.2% and 22.2% for 2015 and 2014, respectively. Substantially all of our primary mortgage insurance written during 2015 and 2014 was written on a flow basis. Primary insurance on first-lien mortgage loans made up $44.6 billion or 97.5% of our total direct first-lien insurance RIF at December 31, 2015, compared to $43.2 billion or 96.8% at December 31, 2014.
Traditional Risk - Pool Insurance.  Prior to 2008, we wrote pool insurance on a limited basis. Pool insurance differs from primary insurance in that our maximum liability is not limited to a specific coverage percentage on an individual mortgage loan. Instead, an aggregate exposure limit, or “stop loss” (generally between 1% and 10%), is applied to the initial aggregate loan balance on a group or “pool” of mortgages. In addition to a stop loss, many of our pool policies were written in a second loss position. We believe the stop loss and second loss features have been important in limiting our ultimate liability on individual pool transactions. The terms of our pool policies are privately negotiated and are separate from the Master Policies that we use for our primary mortgage insurance.
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

Part I Item 1. Business
______________________________________________________________________________________________________

Pool insurance made up approximately $1.1 billion or 2.5% of our total direct first-lien insurance RIF at December 31, 2015, as compared to $1.4 billion or 3.2% at December 31, 2014.
Non-Traditional Risk.  In addition to traditional mortgage insurance, in the past, we provided other forms of credit enhancement on residential mortgage assets. Our non-traditional products, which included mortgage insurance on Second-liens, generally have higher risk characteristics. We stopped writing these forms of “non-traditional” business before 2008. We also provided mortgage insurance on an international basis. In 2008, we stopped writing new international business and have terminated most of our international mortgage insurance risk, with the exception of our insured portfolio in Hong Kong. While we are no longer writing new business in Hong Kong, we continue to insure the existing book of business, which has experienced a low default rate. Our total amount of non-traditional RIF, including our international RIF, was $49 million at December 31, 2015, as compared to $73 million at December 31, 2014.
Premium Rates
We set our premium rates when coverage is established, which is generally at the time of origination. Premiums for our mortgage insurance products are established based on performance models that consider a broad range of borrower, loan and property characteristics. Our premium rates are generally subject to regulation, and in most states where our insurance subsidiaries are licensed, our premiums must be filed, and in some cases approved, before their use. See “Regulation—State Regulation.”
We set our premium levels to be competitive within the mortgage insurance industry and to achieve an overall risk-adjusted rate of return on capital given our modeled performance expectations. Our actual returns may differ from our expectations based on market conditions and other factors. The sensitivity of our returns to market conditions will vary based on factors such as whether the insurance is borrower-paid or lender-paid, and whether the payments are made monthly or in a single premium payment at the time of origination. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage Insurance—Premiums.”
Among other factors, we set our premium rates based on assumptions about policy performance, including, without limitation, our expectations and assumptions about the following factors: (1) the likelihood of default; (2) how long the policy will remain in place; (3) the costs of acquiring and maintaining the insurance; (4) taxes; and (5) the capital that is required to support the insurance. Our performance assumptions for claim frequency and policy life are developed based on data regarding our own historical experience, as well as data generated from independent, third-party sources.
Premiums on our mortgage insurance products are generally paid either on a monthly installment basis (Monthly Premiums) or in a single payment (Single Premiums). In addition, our Monthly and Other premiums may include premiums that are paid as a combination of up-front premium at origination plus a monthly renewal (split premium), as an annual or other periodic premium paid over multiple years or as premiums paid on mortgage loans after their origination. For Single Premium insurance, we receive a single premium payment that is generally paid at the time of loan origination and, subject to certain conditions, provides coverage for the life of the loan. There are many factors that influence the form of premiums we receive, including: (1) the percentage of mortgage originations derived from refinance transactions versus new home purchases (refinancing transactions often are conducted with Single Premiums); (2) the customers with whom we do business (mix of Monthly Premium and Single Premium business varies by customer); and (3) the relative premium levels we and our competitors set for the various forms of premiums offered. Approximately 69% of our NIW in 2015 was written with Monthly and Other premiums, and 31% was written with Single Premiums.
Mortgage insurance premiums can be financed through a number of methods, and while the coverage remains for the benefit of the lender, the premiums may be paid by the borrower or by the lender. Borrower-paid mortgage insurance premiums are paid either through separate escrowed amounts or financed as a component of the mortgage loan amount. Lender paid mortgage insurance premiums are paid by the lender and are typically passed through to the borrower in the form of additional origination fees or a higher interest rate on the mortgage note. Our Monthly and Other mortgage insurance premiums are generally established as either: (1) a fixed percentage of the loan’s amortizing balance over the life of the policy; or (2) as a fixed percentage of the initial loan balance for a set period of time (typically ten years), after which it declines to a lower fixed percentage for the remaining life of the policy.
Underwriting
Mortgage loan applications are underwritten to determine whether they are eligible for our mortgage insurance. We perform this function directly or, alternatively, we delegate to our insured lenders the ability to underwrite the mortgage loans based on compliance with our underwriting guidelines.

Part I Item 1. Business
______________________________________________________________________________________________________

Delegated Underwriting.  Through our delegated underwriting program we approve insured lenders to underwrite mortgage loan applications based on our mortgage insurance underwriting guidelines. Each lender participating in the delegated underwriting program must be approved by our risk management group. Utilization of our delegated underwriting program enables us to meet lenders’ demands for immediate insurance coverage and increases the efficiency of the underwriting process. We use quality control sampling and performance monitoring to manage the risks associated with delegated underwriting. Under the terms of the program, we have certain rights to rescind coverage if there has been a deviation from our underwriting guidelines. For a discussion of these limited rescission rights, see “—Claims Management—Rescissions.” As of December 31, 2015, approximately 70% of our total first-lien IIF had been originated on a delegated basis, compared to 72% as of December 31, 2014.
Non-Delegated Underwriting.  In addition to our delegated underwriting program, insured lenders may also submit mortgage loan applications to us and we will perform the mortgage insurance underwriting. In general, we are less likely to exercise our rescission rights with respect to underwriting errors related to loans that we underwrite for mortgage insurance. As a result, following a period of high Rescissions after the financial crisis, many lenders have chosen to have us perform the mortgage insurance underwriting, and we have experienced an increase in the amount of business being submitted to us on a non-delegated basis. Given the professional resources we need to maintain to underwrite mortgage loans, an increase in non-delegated underwriting demand generally increases our operating costs to support this program. As of December 31, 2015, approximately 30% of our total first-lien IIF had been originated on a non-delegated basis, compared to 28% as of December 31, 2014.
Contract Underwriting.  We also provide third party contract underwriting services to both our mortgage insurance and Services customers. For a fee, we underwrite our customers’ mortgage loan application files for secondary market compliance (e.g., for sale to the GSEs), and may concurrently assess the file for mortgage insurance eligibility. During 2015, mortgage loans underwritten through contract underwriting accounted for 5.7% of insurance certificates issued as part of our Flow Business. These mortgage loans are included within the non-delegated underwriting percentages discussed above.
We offer limited indemnification to our contract underwriting customers with respect to those loans that we simultaneously underwrite for both secondary market compliance and for potential mortgage insurance eligibility. In addition, we may, in certain circumstances, offer limited indemnification when we underwrite a loan only for secondary market compliance. The entity and its employees that provide our contract underwriting services are compliant with the SAFE Act in 49 states. We train our underwriters, require continuing education and routinely audit their performance to monitor the accuracy and consistency of underwriting practices.

B.	Mortgage Insurance Portfolio
Direct Risk in Force
Our business traditionally has involved taking credit risk in various forms across a range of asset classes, products and geographies. Exposure in our mortgage insurance business is measured by RIF, which is equal to the underlying loan unpaid principal balance multiplied by the insurance coverage percentage.
The following discussion mainly focuses on our direct primary RIF, which represents approximately 97.4% of our total mortgage insurance RIF of $45.8 billion at December 31, 2015. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—NIW, IIF, RIF” for additional information about the composition of our primary RIF. See “—Business—Mortgage Insurance Products—Traditional Risk” and “—Business—Mortgage Insurance Products—Non-Traditional Risk” for additional information regarding our pool and non-traditional mortgage insurance RIF.
We analyze our mortgage insurance portfolio in a number of ways to identify any concentrations or imbalances in risk dispersion. We believe that, among other factors, the credit performance of our mortgage insurance portfolio is affected significantly by:

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

Part I Item 1. Business
______________________________________________________________________________________________________

1.	Direct Primary RIF by Year of Policy Origination
The following table shows our direct primary mortgage insurance RIF by year of origination and selected information related to that risk as of December 31, 2015:

	December 31, 2015
($ in millions)	RIF	Number of Defaults	Delinquency Rate	Percentage of Reserve for Losses	Average FICO (1) at Origination	Original Average LTV
2005 and prior	$2,823	13,287	13.9%	34.7%	675	89.4%
2006	1,666	5,649	13.0	16.7	688	91.0
2007	3,891	9,089	10.6	31.8	701	92.5
2008	2,798	3,727	6.4	10.9	726	90.7
2009	736	436	2.5	1.0	754	89.8
2010	616	167	1.3	0.4	764	91.6
2011	1,294	279	1.1	0.5	761	91.9
2012	5,010	596	0.7	1.1	762	92.0
2013	8,056	1,037	0.7	1.6	756	92.3
2014	7,646	837	0.6	1.1	747	92.6
2015	10,091	199	0.1	0.2	748	92.4
Total	$44,627	35,303		100.0%

____________________
(1) Represents the borrower’s credit score at origination. In circumstances where there is more than one borrower, the FICO score for the primary borrower is utilized.
The amount of time that our insurance certificates remain in force, which is affected by loan repayments and terminations of our insurance, can have a significant impact on our revenues and our results of operations. Our Persistency Rate, which is the percentage of IIF that remains on our books after any 12-month period, is one key measure for assessing the impact that insurance terminations resulting in certificate cancellations have on our IIF. Because our insurance premiums are earned over time, higher Persistency Rates on Monthly Premium Policies increase the premiums we receive and generally result in increased profitability and returns. Conversely, assuming all other factors remain constant, higher Persistency Rates on Single Premium business lowers the overall returns from our insured portfolio, as the premium revenue for our Single Premium Policies is the same regardless of the actual life of the insurance policy and we are required to maintain regulatory capital and Available Assets supporting the insurance for the life of the policy. The Persistency Rate of our primary mortgage insurance was 78.8% at December 31, 2015, compared to 84.2% at December 31, 2014. Historically, there is a close correlation between interest rates and Persistency Rates, primarily as a result of increased refinancings in lower interest rate environments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—NIW, IIF, RIF” for the details regarding the Persistency Rates.

Part I Item 1. Business
______________________________________________________________________________________________________

2.	Geographic Dispersion
The following table shows, as of December 31, 2015 and 2014, the percentage of our direct primary mortgage insurance RIF and the associated percentage of our mortgage insurance reserve for losses (by location of property) for the top 10 states in the U.S. (as measured by our direct primary mortgage insurance RIF as of December 31, 2015):

	December 31,
	2015		2014
Top Ten States	RIF	Reserve for Losses	RIF	Reserve for Losses
California	12.8%	6.5%	13.7%	6.8%
Texas	7.5	3.6	7.1	3.1
Florida	6.2	13.1	6.0	16.8
Illinois	5.7	5.3	5.6	6.1
Georgia	4.2	3.5	4.3	3.2
New Jersey	3.8	12.2	3.9	9.8
Virginia	3.5	1.6	3.4	1.5
Pennsylvania	3.2	3.7	3.2	3.8
Colorado	3.1	0.8	3.2	1.0
Arizona	3.1	1.3	3.2	1.4
Total	53.1%	51.6%	53.6%	53.5%

The following table shows, as of December 31, 2015 and 2014, the percentage of our direct primary mortgage insurance RIF and the associated percentage of our mortgage insurance reserve for losses (by location of property) for the top 15 Core Based Statistical Areas, referred to as “CBSAs,” in the U.S. (as measured by our direct primary mortgage insurance RIF as of December 31, 2015):

	December 31,
	2015		2014
Top Fifteen CBSAs (1)	RIF	Reserve for Losses	RIF	Reserve for Losses
Chicago, IL-IN-WI	5.4%	5.0%	5.3%	5.8%
New York, NY-NJ-PA	4.9	18.8	5.0	15.0
Los Angeles - Long Beach, CA	3.7	1.9	4.1	2.0
Washington, DC-MD-VA	3.6	2.8	3.6	2.4
Atlanta, GA	3.4	2.6	3.4	2.4
Dallas, TX	2.9	1.2	2.7	1.1
Philadelphia, PA-NJ-DE-MD	2.6	3.9	2.6	3.4
Phoenix/Mesa, AZ	2.3	0.9	2.3	0.9
Houston, TX	2.0	1.2	2.0	1.0
Boston, MA-NH	2.0	1.6	2.0	1.4
Denver, CO	2.0	0.4	2.1	0.5
Minneapolis-St. Paul, MN-WI	1.9	0.8	1.9	0.9
Miami, FL	1.8	4.9	1.8	6.0
Riverside-San Bernardino, CA	1.7	1.2	1.7	1.3
Seattle, WA	1.6	1.3	1.6	1.8
Total	41.8%	48.5%	42.1%	45.9%

________________
(1) CBSAs are metropolitan areas and include a portion of adjoining states as noted above.

Part I Item 1. Business
______________________________________________________________________________________________________

3.	Mortgage Loan Characteristics
In addition to geographic dispersion, other factors also contribute significantly to our overall risk diversification and the credit quality of our RIF, including product distribution, underwriting and our risk management practices. We consider a number of borrower and loan characteristics in evaluating the credit quality of our portfolio and developing our pricing and risk management strategies.
LTV.  An important indicator of claim incidence in our mortgage insurance business is the relative amount of a borrower’s equity that exists in a home. Generally, absent other mitigating factors such as high FICO scores and other credit factors, loans with higher LTVs at inception (i.e., smaller down payments) are more likely to result in a claim than lower LTV loans. The average origination LTV of our primary NIW in 2015 was 91.5%, compared to 91.6% and 91.1% in 2014 and 2013, respectively. See the “Percentage of primary NIW” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—NIW, IIF, RIF” for a breakdown of the composition of our NIW by LTV.
Loan Grade/FICO Score.  The risk of claim on non-prime loans is significantly higher than that on prime loans. We use our proprietary models to classify a loan as either prime or non-prime on the basis of a borrower’s FICO score, the level of loan file documentation and other factors. In general we consider a loan to be a prime loan if the borrower’s FICO score is 620 or higher and the loan file meets “fully documented” standards of our credit guidelines and/or the GSE guidelines for fully documented loans. Substantially all of our NIW after 2008 has been on prime loans. See the “Improved Characteristics of NIW” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—NIW, IIF, RIF” for a breakdown of the composition of our NIW by FICO Score and origination vintage ranges.
Loans that we categorize as Alt-A, A minus loans or B/C loans are considered non-prime loans due to lower FICO scores, reduced loan file documentation, and/or the presence of other risk characteristics. See the “Primary RIF by Risk Grade” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—NIW, IIF, RIF” for a breakdown of the composition of our RIF by risk grade.
Loan Type—ARMs; Interest-Only Mortgages.  ARMs are loans that have an initial interest rate that will reset during the life of such loans. Our claim frequency on insured ARMs has been higher than on fixed-rate loans. It has been our experience that the credit performance of loans subject to reset five years or later from origination are less likely to result in a claim than ARMs with shorter initial fixed periods. Approximately 64.4% of the ARMs we insure have already had initial interest rate resets. An additional 1.8%, 1.9% and 3.5% of the ARMs we insure are scheduled to have initial interest rate resets during 2016, 2017 and 2018, respectively.
See the “Percentage of primary RIF” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—NIW, IIF, RIF” for a breakdown of the composition of our RIF by loan type.
Loan Purpose.  Loan purpose may also impact our risk of loss. For example, cash-out refinance loans, where a borrower receives cash in connection with refinancing a loan, have been more likely to result in a claim than new purchase loans or loans that are refinanced only to adjust rate and term. See the “Percentage of primary RIF” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—NIW, IIF, RIF” for the percentage of our RIF comprised of refinances.
Loan Size.  Higher-priced properties with larger mortgage loan amounts generally have experienced wider fluctuations in value than moderately priced residences and have been more likely to result in a claim. The average loan size of our direct primary mortgage IIF (by product) as of December 31, 2015, 2014 and 2013 was as follows:

	December 31,
(In thousands)	2015	2014	2013
Prime	$202.4	$200.2	$195.8
Alt-A	190.6	190.3	190.0
A minus and below	129.0	129.5	129.9
Total portfolio	199.3	196.8	192.1

Part I Item 1. Business
______________________________________________________________________________________________________

We consider other factors, including property type and occupancy type, in assessing our risk of loss. In general, it has been our experience that our risk of claim is lower on loans secured by single family detached housing than loans on other types of properties, and is higher on non-owner occupied homes purchased for investment purposes than on either primary or second homes.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—NIW, IIF, RIF” for additional information about the credit quality and characteristics of our direct primary mortgage insurance.

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

PRIMARY DEFAULT COUNT BY VINTAGES 2001 - 2015

60,000
50,000
40,000
30,000
20,000
10,000
0
2007
2006
2005
2001 - 2004
2008 1H (1)
2015
2013
2012
2011
2010
2008 2H (2)
2014
2009
1 3 5 7 9 11 13 15 17 19 21 23 25 27 29 31 33 35 37 39 41 43 45 47 49
(1) First Half of 2008
(2) Second Half of 2008
# of quarters since origination

Part I Item 1. Business
______________________________________________________________________________________________________

Since 2009, virtually all of our new mortgage insurance business production has been prime business. The loans from our 2009 and later origination years possess significantly improved credit characteristics compared to our Legacy Portfolio. For example, average FICO scores for the borrowers of these insured mortgages are higher compared to mortgages in our Legacy Portfolio. In addition, refinancings under the HARP programs have had a positive impact on the overall credit quality and composition of our mortgage insurance portfolio because the refinancing generally results in terms under which a borrower has a greater ability to pay and more financial flexibility to cover the loan obligations. Our portfolio of business written since the beginning of 2009 has been steadily increasing in proportion to our total primary RIF. The sum of our 2009 through 2015 portfolios and our HARP refinancings accounted for approximately 84% of our total primary RIF at December 31, 2015, compared to 79% at December 31, 2014. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance” for additional information about refinancings under the HARP programs.
The following table shows the states that have generated the highest number of primary insurance defaults (measured as of December 31, 2015) in our insured portfolio and the corresponding percentage of total defaults as of the dates indicated:

	December 31,
	2015		2014		2013
States with highest number of defaults:
Florida	3,571	10.1%	6,122	13.5%	9,530	15.6%
New Jersey	2,686	7.6	3,103	6.8	3,503	5.8
New York	2,682	7.6	3,161	7.0	3,632	6.0
Texas	2,019	5.7	2,215	4.9	2,885	4.7
Illinois	1,894	5.4	2,600	5.7	3,776	6.2
Claims.  Defaulted loans that fail to become current, or “cure,” may result in a claim under our mortgage insurance policies. Mortgage insurance claim volume is influenced by the circumstances surrounding the default. The rate at which defaults cure, or do not go to claim, depends in large part on a borrower’s financial resources and circumstances (including whether the borrower is eligible for a loan modification), local housing prices and housing supply (i.e., whether borrowers are able to cure defaults by selling the property in full satisfaction of all amounts due under the mortgage), interest rates and regional economic conditions. In our first-lien primary insurance business, the insured lender must acquire title to the property (typically through a foreclosure proceeding) before submitting a claim. The time for a lender to acquire title to a property through foreclosure varies depending on the state. Following the financial crisis, the time between a default and a request for claim payment increased, largely as a result of foreclosure delays due to, among other factors, increased scrutiny within the mortgage servicing industry and foreclosure process. Delays in foreclosures have continued to extend the timing of claim submissions, in particular as compared to historical experience. For our pool insurance business, loans are insured under policies separate from the Master Policies used in our primary mortgage insurance business. Typically, our pool policies require the insured to not only acquire title but also to actively market and ultimately liquidate the real estate asset before filing a claim, which generally lengthens the time between a default and a claim submission.
Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, for prime business relatively few claims are received during the first two years following issuance of a policy, and for non-prime business relatively few are received during the first year.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—Provision for Losses” for various claims paid tables, including Direct Claims Paid by Origination Year.

Part I Item 1. Business
______________________________________________________________________________________________________

The following table shows the states with the highest direct claims paid (measured as of December 31, 2015) for the periods indicated:

	Year Ended December 31,
(In millions)	2015	2014	2013
States with highest direct claims paid (first-lien):
Florida	$183.4	$166.3	$247.6
Illinois	64.2	73.5	108.2
California	52.2	80.8	201.5
New Jersey	38.5	31.4	44.1
Washington	29.3	28.4	44.5
In addition to claim volume, Claim Severity is another significant factor affecting losses. We calculate the Claim Severity by dividing the claim paid amount by the original coverage amount. Factors that impact the severity of a claim include, but are not limited to, the size of the loan, the amount of mortgage insurance coverage placed on the loan, the amount of time between default and claim during which we are expected to cover certain interest and expenses, and the impact of our Loss Mitigation and other loss management activities with respect to the loan. Pre-foreclosure sales, acquisitions and other early workout efforts help to reduce overall Claim Severity, as do actions we may take to reduce claim payment due to servicer negligence, as discussed below in “Claims Management.” The average Claim Severity for loans covered by our primary insurance was 105.8% for 2015, compared to 100.2% in 2014. The increase in the average Claim Severity in 2015 was primarily impacted by claims paid related to the implementation of the BofA Settlement Agreement.

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
We have a dedicated loss mitigation group that works with servicers to identify and pursue loss mitigation opportunities for loans in both our performing and non-performing (defaulted) portfolios. This includes regular surveillance and benchmarking of servicer performance with respect to default reporting, borrower retention efforts, foreclosure alternatives and foreclosure processing. Through this process, we seek to hold servicers accountable for their performance and communicate to servicers identified best practices for servicer performance. We evaluate and consider a number of factors that assess the quality of the loan origination and the loan servicing in determining the extent of our loss mitigation reviews and which loss mitigation strategies to pursue.
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

Part I Item 1. Business
______________________________________________________________________________________________________

Approved sales in which the underlying property has been sold for less than the outstanding loan amount are commonly referred to as “short sales.” Although short sales may have the effect of reducing our ultimate claim obligation, in many cases, a short sale will result in the payment of a claim in an amount that is equal to the maximum liability amount. Under our Master Policies, we retain the right to consent prior to the consummation of any short sales. Historically, we have consented to a short sale only after reviewing various factors, including among other items, the sale price relative to market and the ability of the borrower to contribute to any shortfall in the sale proceeds as compared to the outstanding loan amount. We have entered into agreements with each of the GSEs, pursuant to which we delegated to the GSEs our prior consent rights with respect to short sales on loans owned by the GSEs, as long as the short sales meet the GSE guidelines and processes for short sales and subject to certain other factors set forth in these agreements. As a result, instead of reviewing each individual transaction prior to short sale with respect to GSE loans, we instead perform a post-claim quality review of these short sales to ensure that they met the specified requirements. We have the ability to terminate our delegated short sale agreements with the GSEs upon 60 days notice. We also provide for limited delegation authority to certain loan servicers for short sales under specific circumstances. For loans that are not owned by the GSEs and for which we have not granted specific delegation authority to the loan servicer, we continue to perform an individual analysis of each proposed short sale and provide our consent to these sales when appropriate.
After a claim is received, our loss management specialists may focus on:

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

•	analysis and prompt processing to ensure that valid claims are paid in an accurate and timely manner;

•	responses to loss mitigation opportunities presented by the insured; and

•	management and disposal of acquired real estate.
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
Typical events that may give rise to our right to rescind coverage include: (1) we insure a loan under one of our Master Policies in reliance upon an application for insurance that contains a material misstatement, misrepresentation or omission, whether intentional or otherwise, or that was issued as a result of an act of fraud; or (2) we find that there was negligence in the origination of a loan that we insured. We also have rights of rescission arising from a breach of the insured’s representations and warranties contained in an endorsement to our Master Policies that is required with our delegated underwriting program. In certain circumstances, we may seek to rescind Structured Transactions for breach of representations and warranties pertaining to the insured loans having been underwritten in accordance with the agreed underwriting guidelines and in the absence of any fraud or misrepresentation.
If a rebuttal to our rescission is received and the insured provides additional information supporting the continuation (i.e., non-rescission) of coverage, we have the claim re-examined internally by a second, independent group. If the additional information supports the continuation of coverage, the insurance is reinstated and the claim is paid. After completion of this process, if we determine that the loan did not qualify for coverage, the insurance certificate is rescinded (and the total premiums paid are refunded) and we consider the rescission to be final and resolved. Although we may make a final determination internally with respect to a rescission, it is possible that a legal challenge to our decision to rescind coverage may be brought after we have rescinded coverage during a period of time that is specified under the terms of our Master Policies.

Part I Item 1. Business
______________________________________________________________________________________________________

In 2012, we began offering a limited rescission waiver program under our Prior Master Policy for our delegated underwriting customers, in which we agree not to rescind coverage due to non-compliance with our underwriting guidelines so long as the borrower makes 36 consecutive payments (commencing with the initial required payment) from his or her own funds. This program does not restrict our rights to rescind coverage in the event of fraud or misrepresentation in the origination of the loans we insure. As part of our 2014 Master Policy for NIW after October 1, 2014, we now offer 12-month and 36-month rescission relief programs in accordance with the specified terms and conditions set forth in the new policy. For a discussion of the 2014 Master Policy, see “—Business—Mortgage Insurance Products—Traditional Risk.”
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
Our mortgage insurance business employs a comprehensive risk management function, which is responsible for establishing our credit and counterparty risk policies, monitoring compliance with our policies, managing our insured portfolio and communicating credit related issues to management and the Credit Committee of our Board. See “—Enterprise Risk Management” for additional information on our risk management activities and enterprise risk management strategy.
Reinsurance—Ceded. We also use reinsurance as a risk management tool in our mortgage insurance business.
Third-Party Quota Share Transactions. During 2012, Radian Guaranty entered into two QSR agreements with a third-party reinsurance provider in order to proactively manage Radian Guaranty’s Risk-to-capital. Through the Initial QSR Transaction, Radian Guaranty agreed to cede to the third-party reinsurance provider 20% of its NIW beginning with the business written in the fourth quarter of 2011. As of December 31, 2015, RIF ceded under the Initial QSR Transaction was $0.8 billion. In the fourth quarter of 2012, Radian Guaranty and the same third-party reinsurance provider entered into the Second QSR Transaction. Effective January 1, 2015, having ceded the maximum amounts permitted under the QSR Transactions, Radian Guaranty is no longer ceding NIW under these agreements. As of December 31, 2015, RIF ceded under the Second QSR Transaction was $1.3 billion. For additional information regarding the QSR Transactions, see Note 8 of Notes to Consolidated Financial Statements.
In February 2016, in order to manage the mix of business in our portfolio and to continue managing Radian Guaranty’s Minimum Required Assets under the PMIERs in a cost-effective manner, we entered into the Single Premium QSR. The Single Premium QSR (including the amount of the benefit to our Minimum Required Assets under PMIERs) remains subject to GSE approval, and therefore, we have not yet begun to cede any business under this agreement. We can provide no assurance if and when the GSEs may approve the Single Premium QSR, and if it is approved, whether it will be approved in its current form or on alternative terms and conditions that are acceptable to us and the third-party reinsurers.
Affiliate Reinsurance. Certain states limit the amount of risk a mortgage insurer may retain on a single loan to 25% of the total loan amount. Radian Guaranty currently uses reinsurance from an affiliated reinsurer to comply with these insurance regulations. See “—Regulation—State Regulation—Reinsurance.” In addition, Radian Guaranty has previously used reinsurance with its subsidiaries to reduce its net RIF and manage its Risk-to-capital position.

Part I Item 1. Business
______________________________________________________________________________________________________

Captive Reinsurance.  We and other companies in the mortgage insurance industry have participated in reinsurance arrangements with mortgage lenders commonly referred to as “captive reinsurance arrangements.” Under captive reinsurance arrangements, a mortgage lender typically established a reinsurance company that assumed part of the risk associated with the portfolio of that lender’s mortgages insured by us on a flow basis (as compared to mortgages insured in Structured Transactions, which typically were not eligible for captive reinsurance arrangements). In return for the reinsurance company’s assumption of a portion of the risk, we ceded to the reinsurance company a portion of the mortgage insurance premiums that otherwise would have been paid to us. Captive reinsurance typically was conducted on an “excess-of-loss” basis, with the captive reinsurer paying losses only after a certain level of losses had been incurred. In addition, on a limited basis, we participated in “quota share” captive reinsurance arrangements under which the captive reinsurance company assumed a pro rata share of all losses in return for a pro rata share of the premiums collected.
As a result of the housing and related credit market downturn that began in 2007, most captive reinsurance arrangements have “attached,” meaning that losses have exceeded the threshold so that we are now entitled to cash recoveries from the captive. Ceded losses recoverable related to captives at December 31, 2015 were $7.3 million.
We have terminated a significant portion of our remaining captive reinsurance arrangements on a “cut-off” basis, meaning that the terminated captive arrangements were dissolved and all outstanding liabilities were settled. All of our remaining captive reinsurance arrangements are operating on a run-off basis, meaning that no new business is being placed in these captives. We have not entered into any new captive reinsurance arrangements since 2007, and we have an agreement with the Minnesota Department of Commerce that we will not enter into any new captive reinsurance arrangements for a period of ten years ending in June 2025. See Note 17 of Notes to Consolidated Financial Statements.

F.	Customers
The principal customers of our mortgage insurance business are mortgage originators such as mortgage bankers, mortgage brokers, commercial banks, savings institutions, credit unions and community banks. Sources of primary NIW by type of mortgage originator for the year ended December 31, 2015 are shown in the chart below.

PRIMARY NIW BY TYPE OF MORTGAGE ORIGINATOR

Mortgage Bankers – Realtor/Builder owned 3.7%
Regional Banks 2.7%
Mortgage Banker - Independent 65.4%
Bank Owned Mortgage Company - National 8.4%
Credit Unions 4.0%
Other 0.4%
Community Banks 15.4%

Part I Item 1. Business
______________________________________________________________________________________________________

Beginning in 2009, we launched an initiative to significantly diversify our customer base, including increasing the amount of business we were conducting with credit unions and community banks. Since 2010, we have added approximately 900 new customers and significantly increased the amount of business derived from mid-sized mortgage banks. We believe these efforts have helped to reduce the potential impact to our business from the loss of any one customer.
Our top 10 mortgage insurance customers, measured by primary NIW, represented 28.0% of our primary NIW in 2015, compared to 22.9% and 25.8% in 2014 and 2013, respectively. Our largest single mortgage insurance customer (including branches and affiliates), measured by primary NIW, accounted for 4.6% of NIW during 2015, compared to 4.0% and 5.8% in 2014 and 2013, respectively. Earned premiums attributable to Wells Fargo accounted for more than 10% of our consolidated revenues in 2015, 2014 and 2013.

G.	Sales, Marketing and Customer Support
Our sales and account management team is organized in various geographic regions across the U.S. We have a business development group that is focused on developing new mortgage insurance relationships and an account management group that is responsible for supporting our existing mortgage insurance relationships. Mortgage insurance sales and account management personnel are compensated by salary, commissions for NIW and the creation or development of customer relationships and other incentive-based pay, which may be tied to the achievement of certain sales goals or the promotion of certain products. Commissions vary based on product in order to incent a sales person to achieve an appropriate mix of products in accordance with our business objectives.
A key element of our business strategy is to broaden our participation in the residential mortgage market value chain through our Services segment. We have a dedicated team that is focused on marketing our Services capabilities to our mortgage insurance customers. We expect the continued sales of these complementary products and services to our mortgage insurance customers will strengthen our relationships with those customers and that the availability of these products and services will attract new customers. We believe that offering these complementary services and products differentiates us from our mortgage insurance competitors and enhances our ability to compete in the insured market.
Additionally, we have established exclusive partnerships with a number of organizations that are focused on supporting minority homeownership, including NAHREP, NAREB and AREAA. We believe that these partnerships will help us establish and deepen our relationship with the growing minority segments of the population that are expected to constitute a significant portion of new household formation in the U.S. in the future.
We have developed training programs for our customers to help their employees develop the skills to respond to changing market demands and regulatory requirements. Our training is provided to customers to promote the role of private mortgage insurance in the marketplace as well as to promote Radian Guaranty’s specific products and offerings. We offer training in three format options: instructor-led classroom sessions, instructor-led webinars and self-directed web-based training. In 2015, we trained more than 41,000 mortgage professionals both in-person and online, an increase of 38% from 2014.

H.	Competition
We operate in the highly competitive U.S. mortgage insurance industry. Our competitors include other private mortgage insurers and federal and state governmental and quasi-governmental agencies, principally the FHA and VA.
We compete directly with the following six private mortgage insurers:

•	Arch U.S. MI (acquired CMG Mortgage Company effective January 30, 2014);

•	Essent Guaranty Inc.;

•	Genworth Financial Inc.;

•	Mortgage Guaranty Insurance Corporation;

•	NMI Holdings, Inc.; and

•	United Guaranty Corporation.

Part I Item 1. Business
______________________________________________________________________________________________________

We compete with other private mortgage insurers primarily on the basis of price, underwriting guidelines, customer relationships, reputation, perceived financial strength (including based on credit ratings) and overall service. Service-based competition includes effective and timely delivery of products, timeliness of claims payments, customer service, timely and accurate servicing of policies, training, loss mitigation efforts and management and field service expertise. Pricing has always been competitive in the mortgage insurance industry.  However, the presence of newer entrants in the industry has increased price competition as these companies seek to gain a greater presence in the market and more established industry participants seek to defend their market share and customer relationships. As a result, recent pricing trends have included: (i) the increased use of a spectrum of filed rates to allow for formulaic, risk-based pricing (commonly referred to as “black-box” pricing); (ii) a significant increase in the broad use of customized (often discounted) rates on lender-paid, Single Premium policies, and more recently, on borrower-paid, monthly premium policies; and (iii) overall reductions in standard filed rates on borrower-paid policies. The willingness of mortgage insurers to offer reduced pricing (through filed or customized rates) has been met with an increased demand from certain large lenders for reduced rate products. This has further intensified the pricing environment and has resulted in new pricing levels (whether through filed or customized rates) that private mortgage insurers are expected to meet in order to avoid risking a potential significant loss in NIW.
The heightened pricing competition has occurred in the context of generally higher capital requirements being applied to private mortgage insurers as a result of the PMIERs and more aggressive pricing by the FHA (which is most impactful with respect to high-LTV loans for borrowers with FICO scores below 720). This has produced a marketplace where balancing both targeted returns on new business and an acceptable share of the insured market has become increasingly challenging for all participants. In formulating our strategy in this environment, we have taken a disciplined approach to establishing rates and delivering a mix of business that is expected to produce our targeted level of returns on a blended basis and an acceptable level of NIW. In furtherance of this strategy, we recently: (1) increased our filed rates for lender-paid mortgage insurance; (2) continued to use the authority set forth in our rate filings to provide customized premiums for lender-paid, Single Premium mortgage insurance on a selective and negotiated basis while, importantly, declining to participate in significantly discounted, Single Premium business that has been offered for bid on an aggregated basis (which we estimate represented approximately 5% of the total private mortgage insurance market in 2015); and (3) determined to change our borrower-paid, filed rates in order to remain competitive, which generally will have the effect of decreasing our standard rates on higher FICO business and raising our rates on lower FICO business where the FHA is already very competitive.
As a result of these changes, we believe we remain well positioned to compete for the high-quality business being originated today and to capture a larger share of the generally more profitable, borrower-paid business, while at the same time maintaining attractive projected returns on NIW within our targeted ranges. While our portfolio returns will depend on a number of factors, including the amount and mix of NIW that we are able to write at these new levels and the amount of reinsurance we use in the future, we currently expect our pricing changes will produce returns on new business on an unlevered basis (i.e., after-tax underwriting returns plus projected investment income) of approximately 13% to 14% and approximately 16% to 17% on a levered basis (i.e., after-tax returns taking into consideration a targeted corporate debt to capital ratio of less than 30%). Most importantly, we believe our pricing actions will allow us to compete more effectively.
Certain of our private mortgage insurance competitors are subsidiaries of larger corporations that have access to greater amounts of capital and financial resources than we do at a lower cost of capital (including, as a result of tax-advantaged, off-shore reinsurance vehicles) and have better financial strength ratings than we have. As a result, they may be better positioned to compete outside of traditional mortgage insurance, including if the GSEs pursue alternative forms of credit enhancement other than traditional mortgage insurance. In addition, three of our competitors are newer entrants to the industry and are not burdened by legacy credit risks.

Part I Item 1. Business
______________________________________________________________________________________________________

We also compete with governmental and quasi-governmental agencies, principally the FHA and the VA. Beginning in 2008, the FHA, which historically had not been a significant competitor, substantially increased its market share of the insured mortgage market. Since then, the private mortgage insurance industry generally had been recapturing market share from the FHA, primarily due to: improvements in the financial strength of private mortgage insurers; the development of new products and marketing efforts directed at competing with the FHA; increases in the FHA’s pricing; the U.S. government’s pursuit of legal remedies against FHA approved lenders related to loans insured by the FHA; as well as various policy changes at the FHA, including the general elimination of the premium cancellation provision. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Factors Affecting Our Results — Mortgage Insurance — NIW.” However, in January 2015, the FHA announced a 50 basis point reduction to its annual mortgage insurance premium. This reduction has impacted our competitiveness with respect to certain high-LTV loans to borrowers with FICO scores below 720. As a result, the FHA’s recent share of the insured market has been increasing once again.
In addition, we have faced increasing competition from the VA. Based on publicly available information, the VA accounted for 25.4% of the insurable mortgage market in 2015. We believe that the VA’s market share has generally been increasing because the VA offers 100% LTV loans and charges a one-time funding fee that can be included in the loan amount but no additional monthly expense, and because of an increase in the number of borrowers that are eligible for the VA’s program.

Part I Item 1. Business
______________________________________________________________________________________________________

III.	Mortgage and Real Estate Services (“Services”)

A.	Acquisition of Clayton
On June 30, 2014, we acquired Clayton, a leading provider of services and solutions to the mortgage and real estate industries. In connection with the acquisition of Clayton, we introduced a new reporting segment - Mortgage and Real Estate Services, also referred to as “Services.” During the first quarter of 2015, Clayton acquired Red Bell, a real estate brokerage, valuation and technology company. In addition, in October 2015, Clayton acquired ValuAmerica, a national title agency and appraisal management company with a technology platform that helps mortgage lenders and their vendors streamline and manage their supply chains and operational workflow. See Notes 1 and 7 of Notes to Consolidated Financial Statements for additional information regarding these acquisitions. These acquisitions expanded Clayton’s scope of services and are consistent with our strategy to provide services throughout the mortgage and real estate industries.

B.	Business

1.	Services Offered
Our Services segment consists primarily of Clayton and provides services and solutions to the real estate and mortgage finance industries, including outsourced services, mortgage-related analytics and specialized consulting and surveillance services for buyers and sellers of, and investors in, mortgage- and real estate-related loans and securities as well as other ABS. Our Services segment provides information and services that financial institutions, investors and government entities, among others, use to evaluate, acquire, securitize, service and monitor loans and ABS. The primary services offered are described further below and include: loan review and due diligence; surveillance; valuation and component services and REO management services; and services for the United Kingdom and European mortgage markets offered through Clayton’s EuroRisk operations.
Loan Review and Due Diligence.  Our loan review and due diligence services include loan-level due diligence for various asset classes and securitizations, with a primary focus on the residential mortgage and non-GSE RMBS markets. We utilize skilled professionals and proprietary technology to conduct these services, with product offerings focused on credit underwriting, regulatory compliance and collateral valuation. These services help our clients understand the risk contained in a loan file, and provide them with information to help them price, acquire, securitize or service the assets we review.
As part of our due diligence and review services, we offer credit underwriting reviews and compliance reviews to verify that loan file documentation conforms to specified guidelines and regulatory requirements. We leverage our underwriting expertise to offer mortgage fraud review and re-verification, including identifying breaches in representations and warranties made by sellers of the loans. In addition, we offer data integrity services.
Surveillance.  Our surveillance services utilize proprietary technology and skilled professionals to provide ongoing, independent monitoring of mortgage servicer and loan performance. We offer risk management and servicing oversight solutions, including RMBS surveillance, regulatory and operational loan level oversight, asset representation review, or ARR, services in connection with securitizations, and consulting services. RMBS surveillance services monitor the servicers of mortgage loans underlying outstanding RMBS.   Regulatory and operational oversight provides regular monitoring of servicing operations to measure and assess compliance with applicable policies and regulations.  Our ARR services provide targeted loan and receivable oversight for ABS issuers and their investors in the event of certain default triggers within the ABS.  Our consulting services are focused on regulatory compliance and operational reviews of both mortgage servicers and loan originators.
Valuation and Component Services.  Our valuation and component service offerings are primarily focused on the single family rental, or SFR, market, and include valuations, property inspections, title reviews, lease reviews and tax lien reviews. We provide these services and due diligence reviews to issuers of SFR securitizations as well as to lenders and investors in the single family rental market. In addition, we provide valuation services, which primarily consist of broker price opinions, to investors and servicers of non-performing mortgage loans and REO properties, real estate brokerage services and technology solutions, as well as appraisal, title and closing services through Clayton’s Red Bell and ValuAmerica subsidiaries.

Part I Item 1. Business
______________________________________________________________________________________________________

REO Management.  Our REO management services provide management of the entire REO disposition process, including management of the eviction and redemption process, management of property preservation and repairs, property valuation, title reviews and curative work, marketing, offer negotiation and closing services.
EuroRisk.  Our EuroRisk operations provide outsourced mortgage services in the United Kingdom and Europe, with offerings that include due diligence services, quality control reviews, valuation reviews and consulting services. EuroRisk provides services to mortgage originators and servicers, as well as to investors in performing and non-performing mortgage loans. All of the EuroRisk services revenue is generated in foreign countries, primarily the United Kingdom and Greece.
Sales volume in our Services segment primarily depends on the overall activity in the mortgage finance market and the health of related industries. We believe the diversity of the services offered by our Services segment, which are intended to cover all phases of the mortgage value chain, will help to support the demand for services throughout various economic and mortgage finance environments. For example, the demand for due diligence services may decrease in unfavorable economic conditions due to lower mortgage origination and securitization volumes, whereas the demand for REO management services may tend to increase in such an environment. In addition, while the size of the mortgage finance market may be adversely impacted by increased regulatory requirements, such as the recently adopted CFPB mortgage servicing standards and the new regulatory requirements for third-party review of loans in asset-backed securities, these requirements may increase the demand for certain of our services, such as surveillance.

2.	Mortgage and Real Estate Services Revenue Drivers
For each of the services we offer in our Services segment, the following chart summarizes the percentage of total Services revenue for each business line, a sample of its market segments and the type of clients that it serves as well as the current and expected future revenue drivers.
.

	% of Services Revenue(1) 2015/2014	Market Segments	Clients	Current Revenue Drivers	Potential Future Revenue Drivers
Loan Review and Due Diligence	28%/36%	Mortgage Origination	Banks, REITs, Mortgage Originators	Balanced Mix of Non-Agency RMBS Securitization, Whole Loan Trades (Performing & Non-Performing) and Origination Services	Non-Agency RMBS Securitization Due Diligence GSE Risk-Sharing Transactions Leverage Radian’s Large Client Base to Grow Origination Services
		Performing & Non-Performing Loan Trades	Banks, Investment Banks, Private Equity Firms, REITs
		Non-Agency RMBS Securitization	Banks, Investment Banks, REITs
		GSE Risk-Sharing Transactions	GSEs, Banks, Investment Banks
		MSR Transactions	Banks, REITs, Mortgage Servicers

Part I Item 1. Business
______________________________________________________________________________________________________

	% of Services Revenue(1) 2015/2014	Market Segments	Clients	Current Revenue Drivers	Potential Future Revenue Drivers
Surveillance	20%/17%	Non-Performing Loan Servicing/Servicing Compliance Oversight	Banks, Mortgage Servicers	Oversight of Non-Performing Loan Servicing/Compliance for Large Banks and Servicers Surveillance on Pre-2008 Non-Agency RMBS for Issuers
Surveillance on New Non-Agency RMBS Issuance for Issuers and for Investors

ARR Services and Surveillance for other ABS Asset Classes

Oversight of Non-Performing Loan Servicing/Compliance for Large Banks and Servicers

		Non-Agency RMBS Securitization/Surveillance	Banks, Investment Banks, REITs, Asset Managers
		ABS Securitization/ARR Services	Auto, Credit Card, Equipment & Student Loan Issuers
Valuation and Component Services	31%/23%	SFR Securitization	Banks, Investment Banks, Issuers
SFR Securitizations by and Debt Facilities for Large Institutional SFR Investors

SFR Acquisitions (Private Equity Firms, REITs)

Non-Performing Loan Servicing (Banks, Mortgage Servicers)

Mortgage Origination Support

SFR Securitizations by and Debt Facilities for Small and Large SFR Investors

Valuation Support for Mortgage Origination, Servicing and RMBS Securitization with Red Bell Technology

Title Policies and Appraisals Services w/ValuAmerica

		Title Policies, Title Curative, Appraisal Services	Mortgage Originators, SFR Owners, Banks
		SFR Debt Facilities	Banks, Private Equity Firms, REITs
		Non-Performing Loan Trades	Banks, Private Equity Firms, REITs
		Non-Performing Loan Servicing	Banks, Mortgage Servicers
		SFR Acquisitions	Private Equity Firms, REITs
		Mortgage Origination	Banks, REITs, Mortgage Originators

Part I Item 1. Business
______________________________________________________________________________________________________

	% of Services Revenue(1) 2015/2014	Market Segments	Clients	Current Revenue Drivers	Potential Future Revenue Drivers
REO Management	14%/16%	REO Asset Management	Banks, GSEs, Mortgage Servicers, Private Equity Firms	REO Asset Management Services - Remaining Backlog of Distressed Loans	REO Asset Management Services - Remaining Backlog of Distressed Loans, Property Sales REO Asset Management Technology - Red Bell’s Pyramid System
		SFR Rental Property	Private Equity Firms, REITs
EuroRisk	7%/8%	Performing & Non-Performing Loan Trades	Banks, Investment Banks, Private Equity Firms	Non-Performing Loan Trades	RMBS Securitization Non-Performing Loan Trades
		Mortgage Origination	Banks, Mortgage Originators
		RMBS Securitization	Banks, Investment Banks
________________

(1)	Represents the percentage of total Services revenue for the each of the years ended December 31, 2014 and 2015, respectively.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Services.”

3.	Fee-for-Service Contracts
Our Services segment is a fee-for-service business. Our services revenue is generated under three basic types of contracts:
Fixed-Price Contracts.  Under a fixed-price contract, we agree to perform the specified work for a pre-determined per-unit or per-file price. We use fixed-price contracts in our valuation and component services, as well as in our loan review and due diligence services. These contracts are also used in our surveillance business for our servicer oversight services and RMBS surveillance services, as well as in our REO management business.
Time-and-Expense Contracts.  Under a time-and-expense contract, we are paid a fixed hourly rate, and we are reimbursed for billable out-of-pocket expenses as work is performed. These contracts are used in our loan review and due diligence and EuroRisk services offerings, as well as in the consulting services that we offer as part of our surveillance business.
Percentage-of-Sale Contracts.  A portion of REO management services are provided under percentage-of-sale contracts, in which we are paid a contractual percentage of the sale proceeds upon the sale of each property. These contracts are only used for our REO management services.
In most cases, our contracts with our clients do not include minimum volume commitments and can be terminated at any time by our clients. Although some of our contracts and assignments are recurring in nature, and include repetitive monthly assignments, a significant portion of our engagements are transactional in nature and may be performed in connection with securitizations, loan sales, loan purchases or other transactions. Due to the transactional nature of our business, our Services segment revenues may fluctuate from period to period as transactions are commenced or completed.

Part I Item 1. Business
______________________________________________________________________________________________________

C.	Customers
We have a broad range of customers for our Services segment due to the breadth of services we are able to offer across the mortgage value chain. Our principal customers are buyers and sellers of, and investors in, mortgage- and real estate-related loans and securities and other debt instruments. These customers comprise:

•	Banks, credit unions, independent mortgage banks and other originators of mortgage loans;

•	RMBS/ABS issuers, securitization trusts, the GSEs, private equity, hedge funds, REITs, investment banks and other investors in mortgage-related debt instruments, whole loans and other securities;

•	SFR owners;

•	Mortgage servicers; and

•	Regulators and rating agencies involved in the mortgage, real estate and housing finance markets.
Our clients include many of the largest financial institutions and participants in the mortgage sector and, as such, our services revenue is concentrated among our largest clients. The top ten clients for our Services segment contributed 49% of the total services revenues during the year ended December 31, 2015. See “—Mortgage and Real Estate Services Revenue Drivers.”

D.	Competition
We believe our Services business is uniquely positioned as a single provider of an array of outsourced services and solutions to participants in the mortgage value chain and that this position differentiates us from our competitors. We are not aware of any other company that provides a comparable range of services to the residential mortgage and real estate industries. However, our Services business has multiple competitors within each of its individual lines of business. Our competitors mainly include small privately-held companies and subsidiaries of large publicly-traded companies.
Significant competitors within each of our business lines include:

•
Loan Review and Due Diligence – American Mortgage Consultants, Inc. and JCIII & Associates (consolidated in a business combination as American Mortgage Consultants, Inc., effective December 2015), Digital Risk, LLC, LenderLive Network, Inc., Opus Capital Markets Consultants, LLC and Stewart Lender Services, Inc.

•	Surveillance – CoreLogic, Inc., Digital Risk, LLC, FTI Consulting, Inc., Pentalpha Surveillance LLC and Promontory Financial Group, LLC

•
Valuation and Component Services – Carrington Property Services, LLC, ClearCapital.com, Inc., CoreLogic, Inc., Pro Teck Valuation Services, First American, Collateral Analytics and Black Knight Financial Services

•	REO Management – Altisource Portfolio Solutions S.A., Solutionstar Holdings LLC, Stewart Lender Services, Inc. and VRM Mortgage Services

•	EuroRisk – Deloitte LLP, PricewaterhouseCoopers LLP, Ernst & Young LLP, KPMG LLP, Situs Group, LLC, Euristix Ltd, Rockstead Ltd and Grant Thornton
Across all business lines, we compete on the basis of industry expertise, price, technology, service levels and relationships.

IV.	Discontinued Operations — Financial Guaranty

A.	Business
Radian completed the sale of Radian Asset Assurance to Assured on April 1, 2015, pursuant to the Radian Asset Assurance Stock Purchase Agreement dated as of December 22, 2014. Until the April 1, 2015 sale date, the operating results of Radian Asset Assurance were classified as discontinued operations for all periods presented in our condensed consolidated statements of operations. Previously, Radian Asset Assurance had represented substantially all of the financial guaranty segment; therefore, as a result of the sale, we no longer report a financial guaranty business segment.
Radian Asset Assurance provided direct insurance and reinsurance on credit-based structured finance and public finance risks. For additional information related to discontinued operations, see Note 3 of Notes to Consolidated Financial Statements.

Part I Item 1. Business
______________________________________________________________________________________________________

V.	Investment Policy and Portfolio
Our investment portfolio is our primary source of liquidity.
We follow an investment policy that is applied on a consolidated risk and asset allocation basis and requires, among other things, the following:

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

Our portfolio has been constructed to maximize long-term expected return while maintaining an acceptable risk level. Our investment objectives are to generate tax-efficient income, to preserve capital, and to utilize appropriate risk management. We manage the level of our short-term investments to meet our expected short-term cash requirements.
Our investment policies and strategies are subject to change, depending on regulatory, economic and market conditions and our then-existing or anticipated financial condition and operating requirements, including our current and future tax positions. The investments held at our insurance subsidiaries are also subject to insurance regulatory requirements applicable to such insurance subsidiaries.
Oversight responsibility of our investment portfolio rests with management, and allocations are set by periodic asset allocation studies, calibrated by risk and return and after-tax considerations. We manage approximately 16% of the investment portfolio (the portion of the portfolio largely consisting of U.S. Treasury obligations, exchange traded funds and short-term investments) internally, with the remainder primarily managed by three external managers. External managers are selected by management based primarily upon the selected allocations, as well as factors such as historical returns and stability of their management teams. Management’s selections are presented to and approved by the Finance and Investment Committee of our Board.
At December 31, 2015, our investment portfolio had a cost basis of $4.35 billion and carrying value of $4.30 billion, including $1.11 billion of investments maturing within one year or less. Our investment portfolio did not include any residential real estate or whole mortgage loans at December 31, 2015. At December 31, 2015, 97.6% of our investment portfolio was rated investment grade. For additional information about our investment portfolio, see the information that follows, as well as Notes 5 and 6 in Notes to Consolidated Financial Statements.

Part I Item 1. Business
______________________________________________________________________________________________________

A.	Investment Portfolio Diversification
The composition of our investment portfolio, presented as a percentage of overall fair value at December 31, 2015, was as follows:

INVESTMENTS IN SECURITIES BY TYPE

CMBS
13%
Other ABS
9%
State &
Municipal
8%
RMBS
7%
Other
3%
Money Market
& CDs
10%
U.S. Govt.
& Agencies
16%
Corporate Bonds
& CP
34%

As of December 31, 2015 we did not have any investment in any person and its affiliates that exceeded 10% of our total stockholders’ equity.

Part I Item 1. Business
______________________________________________________________________________________________________

B.	Investment Portfolio Scheduled Maturity
The weighted average duration of the assets in our investment portfolio as of December 31, 2015 was 4.3 years. We seek to manage our investment portfolio to maintain sufficient liquidity within our risk and return tolerances and to satisfy our operating and other financial needs based on our current liabilities and business outlook. The following table shows the scheduled maturities of the securities held in our investment portfolio at December 31, 2015:

	Fair Value	Percent
($ in millions)

Due in one year or less (1)	$1,113.5	25.9%
Due after one year through five years (1)	502.7	11.7
Due after five years through ten years (1)	801.7	18.6
Due after ten years (1)	565.4	13.2
RMBS (2)	297.1	6.9
CMBS (2)	544.6	12.7
Other ABS (2)	371.6	8.6
Other investments (3)	105.3	2.4
Total	$4,301.9	100.0%

___________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS and other ABS are shown separately, as they are not due at a single maturity date.

(3)	No stated maturity date.

C.	Investment Portfolio by Rating
The following chart provides the ratings of our investment portfolio, presented as a percentage of overall fair value, as of December 31, 2015:

INVESTMENT PORTFOLIO CREDIT QUALITY

AA
14%
A
26%
BBB
11%
BIG/ Other
3%
U.S. Govt. /
AAA
46%

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

VI.	Enterprise Risk Management
As part of our risk management strategy, we operate a comprehensive Enterprise Risk Management (ERM) program. Radian employs more than 50 dedicated risk management professionals and has developed and established credit, portfolio, and counterparty risk policies, enterprise risk management policies, procedures for monitoring compliance with these policies, and comprehensive capabilities and tools to identify, communicate, and mitigate credit and risk-related issues.
The risks that fall under the program span the entire spectrum of organizational risks and include risks that may not be easily quantifiable or measurable. These include critical risks that fall into our credit, financial, operational, legal & compliance, and strategic risk categories. Our ERM process is designed to provide executive management with the ability to evaluate the most significant risks we face and to calibrate the risk mitigation strategies to account for challenges in the current business environment, as well as external factors that may negatively impact our operations.
Our ERM program takes a holistic approach to managing risks that we face in our business. A cross-functional team, guided by subject matter experts and experienced managers, follows a systematic method to identify, evaluate and monitor risks, both known and emerging. Risk assessments and mitigation plans are developed to address these risks. These assessments and plans are subject to review and modification to account for changes in markets and the regulatory environment, as well as other internal or external factors.
Our ERM program includes ongoing analysis and ranking of the most significant risks and the alignment of risk management activities with business strategies. We believe that risk scoring and validation of the effectiveness of risk management plans through management reporting promote accountability for risk management activities throughout the organization.
Mortgage Insurance Risk Management
Risk Origination and Servicing. We believe that understanding our business partners and customers is a key component of managing risk. Accordingly, we assign individual risk managers to specific customers so that they can more effectively perform ongoing business-level due diligence. This also allows us to better customize our policies to address individual customers’ strengths and weaknesses. The risk managers are located across the country, and their direct interaction with our customers and their access to local markets improves Radian’s ability to observe business patterns and manage risk trends. This oversight provides us with the ability to review and study best practices throughout the industry and develop robust data management analysis.
Portfolio Management. We have developed risk and capital allocation models to support our mortgage insurance business. These models provide robust analysis to establish portfolio limits for product type, loan attributes, geographic concentrations and counterparties. We proactively monitor market concentrations across these attributes. We also identify, evaluate and negotiate potential transactions for terminating insurance risk and for distributing risk to others, including through reinsurance arrangements. See “Item 1. Business — Mortgage Insurance — Risk Management — Reinsurance — Ceded” for more information about the use of reinsurance as a risk management tool in our mortgage insurance business.
As part of our portfolio management function, we monitor and analyze the performance of various risks in our mortgage portfolio. We use this information to develop our mortgage credit risk and counterparty risk policies, and as a component of our default and prepayment analytics.
We have a valuation group that analyzes the current composition of our mortgage insurance portfolio and assesses risks to the portfolio from the market (e.g., the effects of changes in home prices and interest rates) and risks from particular lenders, products and geographic locales.
Credit Policy. We have developed and maintain mortgage-related, credit risk policies. These policies reflect our tolerance levels with respect to accepting risk regarding counterparty, portfolio, operational, and structured risks involving mortgage collateral. Our credit policy team develops and updates our mortgage insurance eligibility and guidelines through regular monitoring of competitor offerings, customer input regarding high-LTV lending needs, analysis of historical performance and portfolio trends, quality assurance results, underwriter experience and observations, and risk tolerances. The credit policy team is also responsible for loan and lender-level exceptions to published guidelines as well as lender corrective action in the event we discover credit performance issues, such as high early payment defaults. The credit policy team works closely with our team of mortgage insurance underwriters to ensure that underwriting decisions align with risk tolerances and principles.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

Quality Assurance. Quality assurance is a key element of our credit analytics function, and as part of our quality control program, we audit individual loan files to examine underwriting decisions for compliance with agreed-upon underwriting guidelines. These audits are conducted across loans submitted through our delegated and non-delegated underwriting channels. Our quality assurance team audits both Radian’s customers and Radian’s underwriters to ensure quality in our NIW. Observations and trends derived from our quality assurance process serve as critical inputs into portfolio monitoring, eligibility and guideline updates, and customer surveillance and also provide valuable feedback to our customers and our underwriters regarding the quality of their mortgage insurance underwriting decisions.
Loss Mitigation. We have a dedicated loss mitigation group that works with servicers to identify and pursue loss mitigation opportunities for loans in both our performing and non-performing (defaulted) portfolios. This includes regular surveillance and benchmarking of servicer performance with respect to default reporting, borrower retention efforts, foreclosure alternatives and foreclosure processing. Through this process, we seek to hold servicers accountable for their performance and communicate to servicers identified best practices for servicer performance.
Risk Modeling. We have expertise in the development and deployment of integrated credit and interest rate risk models. Using analytical techniques, we have developed loan level default and prepayment models that can be used for a wide range of risk management applications, including portfolio analysis, credit decision making, forecasting, and reserving, among others.

Part I Item 1. Business
______________________________________________________________________________________________________

VII.	Regulation

A.	State Regulation
We and our insurance subsidiaries are subject to comprehensive regulation by the insurance departments in the various states where our insurance subsidiaries are licensed to transact business. Insurance laws vary from state to state, but generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. These regulations principally are designed for the protection of policyholders, rather than for the benefit of investors.
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
Our insurance subsidiaries’ premium rates and policy forms are generally subject to regulation in every state in which they are licensed to transact business. These regulations are intended to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. In most states where our insurance subsidiaries are licensed, premium rates and policy forms must be filed with the state insurance regulatory authority and, in some states, must be approved before their use. Premium rates may be subject to actuarial justification, generally on the basis of the insurer’s loss experience, expenses and future projections. In addition, states may consider general default experience in the mortgage insurance industry in assessing the premium rates charged by mortgage insurers.
Each insurance subsidiary is required by the insurance regulatory authority of its state of domicile, and the insurance regulatory authority of each other jurisdiction in which it is licensed to transact business, to make various filings with those insurance regulatory authorities and with the NAIC, including quarterly and annual financial statements prepared in accordance with statutory accounting principles. In addition, our insurance subsidiaries are subject to examination by the insurance regulatory authority of their state of domicile, as well as each of the states in which they are licensed to transact business.

1.	Our Insurance Subsidiaries
All of our insurance subsidiaries are domiciled in Pennsylvania.
Effective December 31, 2015, as part of our efforts to create a more efficient organizational structure, we obtained the necessary approvals from the Pennsylvania Insurance Commissioner to effectuate a reorganization of our mortgage insurance subsidiaries, which included a significant redistribution of assets and RIF among our legal entities. As a result of these actions, substantially all of the RIF and assets previously held by certain of our insurance subsidiaries (Radian Guaranty Reinsurance, RMAI, Radian Insurance and Radian Mortgage Insurance) were transferred to Radian Guaranty and a newly formed insurance company, Radian Reinsurance. As a result of this reorganization, the following represent our principal insurance companies as of December 31, 2015:

•
Radian Guaranty.  Radian Guaranty is our primary mortgage insurance company. Radian Guaranty is our only mortgage insurance company that is eligible to insure GSE loans. It is a monoline insurer, restricted to writing only residential mortgage guaranty insurance. In addition to Pennsylvania, Radian Guaranty is authorized to write mortgage guaranty insurance (or in states where there is no specific authorization for mortgage guaranty insurance, the applicable line of insurance under which mortgage guaranty insurance is regulated) in each of the other 49 states, the District of Columbia and Guam. Radian Guaranty is a direct subsidiary of Radian Group.

•
Radian Reinsurance. Radian Reinsurance is our exclusive affiliated reinsurer that is eligible to provide affiliate reinsurance to Radian Guaranty. Radian Reinsurance is a direct subsidiary of Radian Group.

•
Radian Insurance. Radian Insurance is our insurance subsidiary that is authorized in Hong Kong to insure our remaining Hong Kong insurance portfolio and also insures our other remaining non-traditional risk. Radian Insurance is a direct subsidiary of Radian Guaranty.

In addition, we have the following insurance subsidiaries, each of which had no risk as of December 31, 2015: Radian Investor Surety Inc.; Radian Mortgage Guaranty; Radian Guaranty Reinsurance; Radian Mortgage Insurance and RMAI.

Part I Item 1. Business
______________________________________________________________________________________________________

2.	Insurance Holding Company Regulation
Radian Group is an insurance holding company and our insurance subsidiaries belong to an insurance holding company system. All states regulate insurance holding company systems, including the non-insurer holding company within that system. These laws generally require each insurance subsidiary within an insurance holding company system to register with the insurance regulatory authority of its domiciliary state, and to furnish to the regulators in these states applicable financial statements, statements related to intercompany transactions and other information concerning the holding company and its affiliated companies within the holding company system that may materially affect the operations, management or financial condition of insurers or the holding company system.
Radian Group is considered an insurance holding company and, because all of our insurance subsidiaries are domiciled in Pennsylvania, the insurance holding company laws of Pennsylvania regulate, among other things, certain transactions between Radian Group, our insurance subsidiaries and other parties affiliated with us. The holding company laws of Pennsylvania also govern certain transactions involving Radian Group’s common stock, including transactions that constitute a “change of control” of Radian Group and, consequently, a “change of control” of our insurance subsidiaries. Specifically, no person may, directly or indirectly, seek to acquire “control” of Radian Group or any of its insurance subsidiaries unless that person files a statement and other documents with the Pennsylvania Insurance Commissioner and the commissioner’s prior approval is obtained. Under Pennsylvania’s insurance statutes, “control” is defined broadly and is “presumed to exist if any person, directly or indirectly, owns, controls, holds with power to vote or holds proxies representing ten percent (10%) or more of the voting securities” of a holding company of a Pennsylvania domestic insurer. The statute further defines “control” as the “possession, direct or indirect, of the power to direct or cause the direction of the management and policies of” an insurer.
In addition, material transactions between us or our affiliates and our insurance subsidiaries or among our insurance subsidiaries are subject to certain conditions, including that they be “fair and reasonable.” These conditions generally apply to all persons controlling, or who are under common control with, us or our insurance subsidiaries. Certain transactions between us or our affiliates and our insurance subsidiaries may not be entered into unless the Pennsylvania Insurance Commissioner is given 30 days’ prior notification and does not disapprove the transaction during that 30-day period.
Pennsylvania also requires that we identify the material risks within the insurance holding company system that could pose enterprise risk to the insurer. Pennsylvania has adopted the Risk Management and Own Risk and Solvency Assessment Act, which was effective January 1, 2015 and requires, among other things, that Pennsylvania-domiciled insurers maintain a risk management framework and conduct an Own Risk and Solvency Assessment (“ORSA”) annually in accordance with applicable NAIC requirements.

3.	Dividends
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
Radian Guaranty had negative unassigned surplus at December 31, 2015 of $679.9 million and therefore no dividends or other distributions can be paid from Radian Guaranty in 2016 without approval from the Pennsylvania Insurance Commissioner. Due in part to the need to set aside contingency reserves as discussed below, we do not expect that Radian Guaranty will have positive unassigned surplus and therefore, will not have the ability to pay ordinary dividends for the foreseeable future. Neither Radian Guaranty nor Radian Reinsurance paid any dividends in 2015 or 2014.
All of our other insurance subsidiaries had negative unassigned surplus at December 31, 2015 (except Radian Mortgage Guaranty, which had an immaterial amount of positive unassigned surplus). Therefore, no dividends or other distributions can be paid by these subsidiaries in 2016 without approval from the Pennsylvania Insurance Commissioner.
In 2015, in connection with the reorganization of our insurance subsidiaries discussed above, the Pennsylvania Insurance Department authorized Radian Insurance, RMAI, Radian Mortgage Insurance, RGRI and Radian Investor Surety Inc. to pay extraordinary dividends. None of the distributions from these entities were retained by Radian Group, as all proceeds were distributed to either Radian Guaranty or Radian Reinsurance.

Part I Item 1. Business
______________________________________________________________________________________________________

4.	Risk-to-Capital
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum ratio of statutory capital relative to the level of net RIF, or Risk-to-capital. Sixteen states currently impose a Statutory RBC Requirement. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, Radian Guaranty must satisfy a MPP Requirement. The statutory capital requirements for the non-RBC States are de minimis (ranging from $1 million to $5 million); however, the insurance laws of these states generally grant broad supervisory powers to state agencies or officials to enforce rules or exercise discretion affecting almost every significant aspect of insurance business, including the power to revoke or restrict an insurance company’s ability to write new business. Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer such as Radian Guaranty is not in compliance with the Statutory RBC Requirement of such state, it may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. In 2015 and 2014, the RBC States accounted for approximately 55.8% and 56.3%, respectively, of Radian Guaranty’s total primary NIW. As of December 31, 2015, Radian Guaranty’s Risk-to-capital was 14.3 to 1, and Radian Guaranty was in compliance with all applicable Statutory RBC Requirements.
The NAIC is in the process of reviewing the minimum capital and surplus requirements for mortgage insurers and considering changes to the Model Act. While the outcome of this process is not known, it is possible that among other changes, the NAIC will recommend and adopt more stringent capital requirements that could increase the capital requirements for Radian Guaranty in states that adopt the new Model Act. While we cannot provide any assurance, we do not believe that the capital requirements that may be adopted under the new Model Act are likely to exceed those of the PMIERs. See “Item 1A. Risk Factors—Our insurance subsidiaries are subject to comprehensive state insurance regulations and other requirements, which we may fail to satisfy.

5.	Contingency Reserves
For statutory reporting, mortgage insurance companies are required annually to set aside contingency reserves in an amount equal to 50% of earned premiums. Such amounts cannot be released into surplus for a period of 10 years, except when loss ratios exceed 35%, in which case the amount above 35% can be released under certain circumstances. The contingency reserve, which is designed to be a reserve against catastrophic losses, essentially restricts dividends and other distributions by mortgage insurance companies. We classify the contingency reserves of our mortgage insurance subsidiaries as a statutory liability. At December 31, 2015, Radian Guaranty and Radian Reinsurance had contingency reserves of $860.9 million, and $128.8 million, respectively.

6.	Reinsurance
Certain states limit the amount of risk a mortgage insurer may retain on a single loan to 25% of the total loan amount. Coverage in excess of 25% (i.e., deep coverage) must be reinsured.

7.	Our Services Business - Real Estate, Title and Appraisal Management Licensing
Our Services subsidiaries are subject to regulation and oversight by the states where they conduct their businesses, including requirements to be licensed and/or registered in the states in which they conduct operations. Red Bell and its affiliates provide real estate brokerage services in each of the fifty states and the District of Columbia, and they and their designated brokers are required to hold licenses and conduct their brokerage business in conformity with the applicable license laws and administrative regulations of the states in which they are conducting their business.
ValuAmerica and its affiliates provide title services and serve as an appraisal management company in a number of states, and are required to hold the required licenses in the jurisdictions where they operate their business. ValuAmerica is domiciled and licensed in Pennsylvania as a resident title insurance agency and licensed as a non-resident title insurance agency in a number of other states. Title insurance agency licensing is primarily regulated by states in which the services are being offered with licensing and registration typically within the jurisdiction of each State Department of Insurance.
Our valuation subsidiaries are also subject to comprehensive oversight by the states in which they operate. Real estate appraisal management statutes and regulations vary from state to state, but generally grant broad supervisory powers to agencies or officials to examine companies and enforce rules. While these businesses are generally state regulated, the Dodd-Frank Act established minimum requirements to be implemented by states regarding the registration and supervision of appraisal management companies. Most states have based their legislation on model legislation developed by the Appraisal Institute for the registration and oversight of appraisal management companies.

Part I Item 1. Business
______________________________________________________________________________________________________

B.	GSE Requirements
As the largest purchasers of conventional mortgage loans, and therefore, the main beneficiaries of private mortgage insurance, the GSEs impose eligibility requirements that private mortgage insurers must satisfy in order to be approved to insure loans purchased by the GSEs.
PMIERs - Private Mortgage Insurer Eligibility Requirements. In order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. The GSEs recently revised the PMIERs, effective December 31, 2015, with the aim of ensuring that approved insurers will possess the financial and operational capacity to serve as strong counterparties to the GSEs throughout various market conditions. The PMIERs are comprehensive, covering virtually all aspects of the business and operations of a private mortgage insurer, including internal risk management and quality controls, the relationship between the GSEs and the approved insurer and the approved insurer’s financial condition. The GSEs have significant discretion under the PMIERs as well as a broad range of consent rights to approve various actions of the approved insurer. The GSEs may amend the PMIERs at any time in their sole discretion.
The PMIERs Financial Requirements require that a mortgage insurer’s Available Assets (as defined, these primarily include liquid assets and exclude premiums received but not yet earned) meet or exceed its Minimum Required Assets (a risk-based minimum required asset amount calculated based on net RIF, and which is intended to approximate the maximum loss exposure based on a variety of criteria designed to evaluate credit quality). Under the PMIERs, Radian Guaranty’s Available Assets and Minimum Required Assets are determined on an aggregate basis, taking into account the assets and insured risk of Radian Guaranty and its affiliated reinsurers. Therefore, developments that impact the assets and insured risk of Radian Guaranty’s affiliated reinsurers (such as capital contributions from Radian Group) also will impact the aggregate Available Assets and Minimum Required Assets, and importantly, Radian Guaranty’s compliance with the PMIERs Financial Requirements. In comparison to the prior GSE eligibility requirements, the PMIERs Financial Requirements include more stringent financial requirements for defaulted loans, as well as loans with a higher likelihood of default and/or certain credit characteristics, such as higher LTVs and lower FICO scores, and for loans originated after January 1, 2016 that are insured under lender-paid mortgage insurance policies not subject to automatic termination under the HPA. Therefore, if our mix of business includes a higher percentage of loans that are subject to these increased financial requirements, it would increase the Minimum Required Assets and/or the amount of Available Assets that Radian Guaranty is required to hold.
The PMIERs provide that the factors that are applied to calculate and determine a mortgage insurer’s Minimum Required Assets will be updated every two years or more frequently, as determined by the GSEs, to reflect changes in macroeconomic conditions or loan performance. As a result, there is some ongoing uncertainty regarding the amount of capital that private mortgage insurers, including Radian Guaranty, may require in the future in order to remain compliant with the PMIERs Financial Requirements.
The PMIERs contain extensive requirements related to the conduct and operations of our mortgage insurance business, including stringent operational requirements in areas such as claim processing, loss mitigation, document retention, underwriting, quality control, reporting and monitoring, among others.  In addition, the PMIERs require private mortgage insurers to obtain the prior consent of both GSEs before taking certain actions such as paying dividends, entering into various inter-company agreements and commuting or reinsuring risk, among others.
Radian Guaranty currently is in compliance with the PMIERs. If Radian Guaranty is not able to comply with the PMIERs in the future, it could lose its eligibility with the GSEs. See “Item 1A. Risk Factors—Radian Guaranty may fail to maintain its eligibility status with the GSEs.”
Other GSE Business Practices and Requirements.  The GSEs acting independently or through their conservator, the FHFA, have the ability to change their business practices and requirements in ways that impact our business. Recent examples of changes in the GSEs’ business practices and requirements that have impacted our business are:

•
implementation of new minimum requirements for master insurance policies for loans the GSEs acquire that include, among other requirements, specific standards for loss mitigation and claims processing activities; and

•	The PMIERs as discussed above.

Part I Item 1. Business
______________________________________________________________________________________________________

The GSEs previously had discontinued programs to acquire loans with LTV ratios at or above 97%. However, in December 2014, the GSEs announced new lending guidelines that enable them to acquire loans with LTV ratios of 97% that include a requirement for private mortgage insurance, for certain qualifying borrowers. In April 2015, the FHFA directed the GSEs to modify their guarantee fee pricing. Among others, the changes to the guarantee fee included: (i) eliminating the adverse market charge that had been in place since 2008; and (ii) increasing the upfront fees by 25 basis points for loans with terms exceeding 15 years that have both an LTV ratio of 80 percent or less and credit-score of 700 or more. To date, the results of these most recent changes in the GSEs’ fees have not had a significant impact on the competitiveness of our pricing in relation to the FHA’s pricing.
See “Item 1A. Risk Factors—Changes in the charters, business practices, or role of the GSEs in the U.S. housing market generally, could significantly impact our mortgage insurance business.”

C.	Federal Regulation

1.	Housing Finance Reform
Presently, the federal government plays a significant role in the U.S. housing finance system through, among other things, the involvement of the FHFA and GSEs, the FHA and the VA. There has been ongoing debate about the roles that the federal government and private capital should play in the housing finance system, and in recent years, there generally has been broad policy consensus that there is a need to increase the role of private capital.
Since FHFA was appointed as conservator of the GSEs in September 2008, there has been a wide range of legislative proposals to reform the U.S. housing finance market, including proposals for GSE reform ranging from some that advocate nearly complete privatization and elimination of the role of the GSEs to others that support a system that combines a federal role with private capital. The placement of the GSEs into the conservatorship of the FHFA increases the likelihood that Congress will address the role and purpose of the GSEs in the U.S. housing finance market. Further, Freddie Mac declared a net loss in the third quarter of 2015, which raises the possibility of a need for further U.S. government assistance in the future. This development potentially could accelerate efforts to reform the GSEs and the housing finance system in the U.S. It remains unclear whether housing finance reform legislation will be adopted, and if so, what form it may ultimately take.
In the absence of comprehensive legislation, the FHFA has made changes to the business and operations of the GSEs. As a mechanism for implementing changes, the FHFA most commonly uses the annual process of releasing a strategic plan for conservatorship and setting goals for the GSEs (the “Scorecard”) to meet as part of their on-going regulation. The 2016 Scorecard includes deadlines for the development of a single security in the next three years, a possible change to the appraisal oversight function, exploring options for the creation of a new streamlined refinance program to replace HARP and HAMP upon their expiration, and an increase of the mandate for the GSEs to transfer credit risk, also known as “credit risk transfer.”
The mandate for increased credit risk transfer builds upon the goals set in each of the last three years for the GSEs to transfer portions of their mortgage credit risk to the private sector by experimenting with different forms of transactions and structures. In 2016, the GSEs are directed to conduct an analysis and assessment of risk transfer transactions at the time of initial risk-taking (i.e., “front-end”). If any of these credit risk transfer transactions displace primary, standard levels of mortgage insurance, the amount of insurance we write may be reduced. There is, however, also the opportunity for these transactions to include additional mortgage insurance in excess of standard coverage amounts through a concept known as “deeper cover MI,” which could increase the amount of insurance we write. As a result, it is difficult to predict the impact of any credit risk transfer products and transactions implemented by the GSEs.
See “Item 1A. Risk Factors—Changes in the charters, business practices, or role of the GSEs in the U.S. housing market generally, could significantly impact our mortgage insurance business.” and “—Our mortgage insurance business faces intense competition.”

2.	FHA
Private mortgage insurance competes with the single-family mortgage insurance programs of the FHA. As such, the FHA is one of our biggest competitors. We compete on the basis of loan limits, pricing and credit guidelines. Since the financial crisis, the loan limits for FHA-insured loans and the loan limits for GSE conforming loans have been substantially the same, as is the case presently. It is possible that, in the future, Congress could impose different loan limits for FHA loans than for GSE conforming loans as it has done in the past, which could impact the competitiveness of private mortgage insurance in relation to FHA programs.

Part I Item 1. Business
______________________________________________________________________________________________________

Beginning in 2008, the FHA, which historically had not been a significant competitor, substantially increased its market share of the insured mortgage market. Since then, the private mortgage insurance industry generally had been recapturing market share from the FHA, due to, among other factors, improvements in the financial strength of private mortgage insurers, increases in the FHA’s pricing and various policy changes at the FHA, such as the general elimination of a policy that provided for the cancellation of premium payments after the unpaid principal balance, excluding the upfront premium, reaches 78% of the lower of the initial sales price or initial appraised value, as well as more aggressive loss mitigation actions. In January 2015, the FHA reduced its annual mortgage insurance premium by 50 basis points for loans entering the origination process on or after January 26, 2015, including refinancings. The FHA’s upfront mortgage insurance premium was not changed. This recent FHA price reduction has impacted the competitiveness of private mortgage insurance with respect to certain high-LTV loans to borrowers with FICO scores below 720. As a result, the FHA’s share of the insured market has increased in 2015.
In November 2015, HUD released its annual report to Congress on the financial condition of the FHA Mutual Mortgage Insurance Fund, which found that the FHA’s single family mortgage and reverse mortgage insurance programs had recovered and now exceeded its minimum capitalization threshold for the first time since 2011. This development may put pressure on the FHA to further reduce premiums or implement changes to its current non-cancellation policy or other policies. Reductions in the FHA’s annual premiums or changes to its policies may further impact our competitiveness with the FHA.
Congress has been considering FHA reform in addition to GSE reform. Given that FHA and GSE reform have significant impacts on each other, as well as on borrower access to credit and the housing market more broadly, policymakers may consider both GSE reform and FHA reform together. While it is unclear whether FHA reform legislation will be adopted and, if so, what provisions it might ultimately contain, if legislative changes to the FHA and GSEs are not made contemporaneously, there is a possibility that the relative competitiveness of private mortgage insurance could be disadvantaged.

3.	The Dodd-Frank Act
The Dodd-Frank Act mandates significant rulemaking by several regulatory agencies to implement its provisions. The Dodd-Frank Act established the CFPB to regulate the offering and provision of consumer financial products and services, including residential mortgages, under federal law and transferred authority to the CFPB to enforce many existing consumer related federal laws, including TILA and RESPA. Among the most significant provisions for private mortgage insurers under the Dodd-Frank Act are the ability to repay mortgage provisions (“Ability to Repay Rule”), the securitization risk retention provisions and the expanded mortgage servicing requirements under TILA and RESPA.
Qualified Mortgage Requirements - Ability to Repay Requirements.  Under the Dodd-Frank Act, Ability to Repay Rule, mortgage lenders are required to make a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan. The Dodd-Frank Act provides that a creditor may presume that a borrower will be able to repay a loan if the loan has certain low-risk characteristics that meet the definition of a qualified mortgage or “QM.”
The CFPB established rigorous underwriting and product feature requirements for the loans to be deemed QM. Within those regulations, the CFPB created a special exemption for Fannie Mae and Freddie Mac for a period ending upon the earlier of the end of conservatorship or January 10, 2021, which allows any loan that meets the GSE underwriting and product guidelines to be a QM. The CFPB regulations became effective in January 2014.
The Dodd-Frank Act also granted the FHA, VA and the U.S. Department of Agriculture (“USDA”) flexibility to establish their own definitions of QM for their insurance guaranty programs. Both the FHA and VA have created their own definition of QM that differ from both the CFPB’s definition and the current underwriting and product guidelines at the GSEs that are subject to the special exemption. To the extent these alternate definitions of QM are more favorable to lenders and mortgage holders than the CFPB QM Rule that applies to the GSEs and the markets in which we operate, it could further drive business to these agencies and have a negative impact on our mortgage insurance business.
Qualified Residential Mortgage Regulations - Securitization Risk Retention Requirements. The Dodd-Frank Act requires securitizers to retain at least 5% of the credit risk associated with mortgage loans that they transfer, sell or convey, unless the mortgage loans are qualified residential mortgages (“QRMs”) or are insured by the FHA or another federal agency. Under applicable federal regulations, a QRM is generally defined as a mortgage meeting the requirements of a qualified mortgage under the CFPB’s QM rule described above. Because of the capital support provided by the U.S. government to the GSEs, the GSEs satisfy the proposed risk retention requirements of the Dodd-Frank Act while they are in conservatorship, so sellers of loans to the GSEs will not be subject to the risk retention requirements referenced above. This means that securitizers would not be required to retain risk under the final QRM rule on loans that are guaranteed by the GSEs while in conservatorship. The final rule requires the agencies that implemented the rule to review the QRM definition no later than four years after its effective date and every five years thereafter, and allows each agency to request a review of the definition at any time.

Part I Item 1. Business
______________________________________________________________________________________________________

Mortgage Servicing Rules.  The Dodd-Frank Act amended and expanded upon mortgage servicing requirements under TILA and RESPA. The CFPB was required to amend Regulation Z (promulgated under TILA) and Regulation X (promulgated under RESPA) to conform these regulations to the new statutory requirements. The final rules implementing these expanded and detailed mortgage servicing requirements became effective in January 2014. Among other things, the rules include new or enhanced requirements for handling loans that are in default. Since 2014, the CFPB has clarified those rules through subsequent rulemakings and provided guidance on how servicers must apply them in certain circumstances. The CFPB is expected to finalize its latest rulemaking in the summer of 2016. Complying with the mortgage servicing rules has been challenging and costly for many loan servicers. Among its products and services, our Services business provides services to financial institutions that are focused on evaluating compliance with and establishing processes and procedures to implement compliance with national and state servicing standards, including the CFPB’s mortgage servicing regulations.
Other.  In addition to the foregoing, the Dodd-Frank Act establishes a Federal Insurance Office within the U.S. Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, such as serving as a non-voting member of the Financial Stability Oversight Council. In December 2013, the Federal Insurance Office published a study on how to modernize and improve the system of insurance regulation in the U.S., which recommended the development and implementation of federal oversight for private mortgage insurers. In its 2015 annual report to Congress, the Federal Insurance Office again recommended federal enforcement of federal standards for the mortgage insurance industry. To the extent these recommendations are acted upon by legislators or other executive action, a divergence from the current system of state regulation could significantly change compliance burdens and possibly impact our financial condition.

4.	RESPA
Settlement service providers in connection with the origination or refinance of a federally regulated mortgage loan are subject to RESPA. Under the Dodd-Frank Act, the authority to implement and enforce RESPA was transferred to the CFPB. RESPA authorizes the CFPB, the U.S. Department of Justice, state attorneys general and state insurance commissioners to bring civil enforcement actions, and also provides for criminal penalties and private rights of action.
Mortgage insurance is considered to be a settlement service for purposes of RESPA under applicable regulations. As a result, mortgage insurers are subject to the anti-referral fee provisions of Section 8 of RESPA which, among other things, generally provide that mortgage insurers are prohibited from paying or accepting anything of value in connection with the referral of a settlement service. Our acquisition of Clayton in 2014 has enhanced the suite of both settlement and non-settlement services available to our customers, including real estate, valuation, appraisal, title and closing services through Clayton’s Red Bell and ValuAmerica subsidiaries. To the extent any of these services are settlement services for purposes of RESPA, the “anti-referral fee” and “anti-kickback” provisions of Section 8 of RESPA may apply and it could impact how these services are marketed and sold individually or together with the mortgage insurance we offer.
In the past, we and other mortgage insurers have faced lawsuits alleging, among other things, that our captive reinsurance arrangements constituted unlawful payments to mortgage lenders under RESPA. Several of these lawsuits were dismissed and in March 2015 we entered into a settlement agreement relating to the remaining lawsuits, pursuant to which the plaintiffs agreed to voluntarily dismiss their claims with prejudice and to fully release Radian Guaranty from any future claims related to the claims in these lawsuits. We also have been subject to lawsuits alleging that our pool insurance and contract underwriting services violated RESPA. In addition, we and other mortgage insurers have been subject to inquiries and investigative demands from state and federal governmental agencies, including the CFPB, requesting information relating to captive reinsurance. In April 2013, we reached a settlement with the CFPB that concluded its investigation with respect to Radian Guaranty without any findings of wrongdoing. As part of the settlement, Radian Guaranty paid a civil penalty and agreed that it would not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. In June 2015, Radian Guaranty executed a Consent Order with the Minnesota Department of Commerce that resolved the Minnesota Department of Commerce’s outstanding inquiries related to captive reinsurance arrangements involving mortgage insurance in Minnesota without any findings of wrongdoing. As part of the Consent Order, Radian Guaranty paid a civil penalty and agreed not to enter into new captive reinsurance arrangements for a period of ten years ending in June 2025. We have not entered into any new captive reinsurance arrangements since 2007.

Part I Item 1. Business
______________________________________________________________________________________________________

The CFPB amended Regulations X and Z to establish significant new disclosure requirements and forms in Regulation Z for most closed-end consumer credit transactions secured by real property through a regulation known as the “TILA RESPA Integrated Disclosure (TRID) rule” or the “Know Before You Owe” (KBYO) Mortgage Disclosures that became effective October 3, 2015. The TRID rule mandates that a series of enhanced disclosures be provided to consumers in connection with the origination of most types of residential mortgage loans. Early public reports indicate that some lenders and their service partners have had difficulties implementing this new disclosure regime, which has resulted in delays in closing loans. In addition, difficulties implementing the new disclosure requirements may result in possible liability for lenders and purchasers. Consequently, the slowdown in the volume of newly originated loans as a result of the implementation of the TRID/KBYO rule has had a negative impact on the residential mortgage market, including the number of transactions available for the loan review and due diligence services offered by our Services segment. However, the need to determine whether loans comply with the strict requirements in the TRID/KBYO rule, many of which are highly technical, may increase the demand for these services in the future.

5.	Homeowner Assistance Programs
The Emergency Economic Stimulus Act of 2008 (“EESA”) included provisions that require the U.S. Secretary of the Treasury (“Treasury Secretary”) to encourage further use of the Hope for Homeowners program. Under EESA, the Treasury Secretary is required to “maximize assistance to homeowners and encourage mortgage servicers to take advantage of available programs (including the Hope for Homeowners program) to minimize foreclosures.” In 2008, the U.S. Treasury announced the Homeowner Affordability and Stability Plan to restructure or refinance mortgages to avoid foreclosures through: (i) refinancing mortgage loans through HARP; (ii) modifying first- and Second-lien mortgage loans through HAMP and the Second Lien Modification Program; and (iii) offering other alternatives to foreclosure through the Home Affordable Foreclosure Alternatives Program (“HAFA”). Details of these programs are as follows:

•
In 2009, the GSEs began offering the HARP program, which allows a borrower who is not delinquent to refinance his or her mortgage to a more stable or affordable loan if such borrower has been unable to take advantage of lower interest rates because his or her home has decreased in value. The HARP program, as subsequently modified by the HARP 2 program, was extended to December 31, 2015, for loans that were originated or acquired by the GSEs by or before May 30, 2009. Under recently adopted legislation, the program was further extended and now will terminate by December 31, 2016. The FHFA and the GSEs are exploring options to replace HARP 2 with an on-going refinance program. In February 2009, the U.S. Treasury established HAMP as a program to modify certain loans to make them more affordable to borrowers, with the goal of reducing the number of foreclosures. Under HAMP, an eligible borrower’s monthly payments may be lowered by lowering interest rates, extending the term of the mortgage or deferring principal. The HAMP program was extended to December 31, 2016, and cannot be extended without new legislation.

•
HAFA, which became effective in April 2010, is intended to provide additional alternatives to foreclosures by providing incentives to encourage a borrower and servicer to agree that: (i) a borrower can sell his or her home for less than the full amount due on the mortgage and fully satisfy the mortgage; or (ii) a borrower can voluntarily transfer ownership of his or her home to the servicer in full satisfaction of the mortgage. Loans that are eligible for this program must have been originated prior to January 1, 2009. The program is available through participating lenders through December 31, 2016.

•
The U.S. Treasury also has developed uniform guidance for loan modifications to be used by participating servicers in the private sector. The GSEs have incorporated material aspects of these guidelines for loans that they own and loans backing securities that they guarantee.

See “Item 1A. Risk Factors—Foreclosure prevention and borrower relief programs may not continue to provide us with a material benefit.”

6.	The SAFE Mortgage Licensing Act (“SAFE Act”)
The SAFE Act requires mortgage loan originators to be licensed and/or registered with the Nationwide Mortgage Licensing System and Registry (the “Registry”). The Registry is a database established by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators. Among other things, the database was established to support the licensing of mortgage loan originators by each state. As part of this licensing and registration process, loan originators who are employees of institutions other than depository institutions or certain of their subsidiaries that, in each case, are regulated by a federal banking agency, must generally be licensed under the SAFE Act guidelines enacted by each state in which they engage in loan originator activities and registered with the Registry. The entity and its employees that provide our contract underwriting services are compliant with the SAFE Act in 49 states.

Part I Item 1. Business
______________________________________________________________________________________________________

7.	Mortgage Insurance Cancellation
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

8.	The Fair Credit Reporting Act
The FCRA, as amended, imposes restrictions on the permissible use of credit report information. FCRA has been interpreted by some FTC staff to require mortgage insurance companies to provide “adverse action” notices to consumers in the event an application for mortgage insurance is declined on the basis of a review of the consumer’s credit.

9.	Privacy and Information Security - Gramm-Leach-Bliley Act of 1999 (the “GLBA”) and State Law
As part of our business, we, and certain of our subsidiaries and affiliates, maintain large amounts of confidential information, including non-public personal information on consumers and our employees. We and our customers are subject to a variety of privacy and information security laws and regulations. The GLBA imposes privacy requirements on financial institutions, including obligations to protect and safeguard consumers’ nonpublic personal information and records, and limitations on the re-use of such information. GLBA is enforced by state insurance regulators and by federal regulatory agencies. In addition, many states have enacted privacy and data security laws that impose compliance obligations beyond GLBA, including obligations to provide notification in the event that a security breach results in a reasonable belief that unauthorized persons may have obtained access to consumer nonpublic personal information

10.	Asset Backed Securitizations
Our Services business provides services to issuers of and investors in asset backed securitizations and similar transactions. As a result, regulations impacting the asset backed securitization market may impact our Services business directly, or indirectly through the regulation of our Services customers.
In August 2014, the SEC adopted final rules under Regulation AB that substantially revise the offering process, disclosure and reporting requirements for offerings of ABS. The final Regulation AB II rules implement several key areas of reform. Specifically, Regulation AB II introduces several new requirements related to public offerings of ABS, including the following that are significant for our Services business:

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

Part I Item 1. Business
______________________________________________________________________________________________________

In August 2014, the SEC also adopted its final credit rating agency reform rules. These rules became effective June 15, 2015. The new NRSRO rules include, among other things, new rules and forms that apply to providers of third-party due diligence services (such as our Services business) for both publicly and privately issued Exchange Act-ABS (which includes CLOs, CDOs and synthetic securitizations). The new NRSRO rules require any issuer or underwriter of registered or unregistered ABS that are to be rated by a NRSRO, to furnish a form filed on the SEC’s EDGAR system that describes the findings and conclusions of any third-party due diligence report obtained by the issuer or underwriter. The rule also requires that a due diligence firm (such as our Services business) that is engaged to perform services in connection with any rated ABS issuance furnish a form that describes the scope of due diligence services performed and a summary of their findings and conclusions. The form is required to be posted on the ABS issuer’s password-protected website that is required under Rule 17g-5 of the Exchange Act.

11.	FDCPA
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
Certain of our Services business activities involve direct communications with consumers who have defaulted on mortgage loans, primarily to determine their desire to explore their options with the loan servicer or investor, and to make these introductions, as necessary. These consumer-related interactions may be construed to constitute debt collection activities within the meaning of the FDCPA.

12.	Mortgage Insurance Tax Deduction
In December 2015, Congress once again temporarily extended the tax deduction available to certain individuals, subject to income limitations, for the payment of mortgage insurance premiums. Under that legislation, the deduction is allowable for filers for the 2015 and 2016 tax years. There are pending legislative efforts to make this tax deduction a permanent part of the Internal Revenue Code, but to date have not been enacted. Further extension or permanence would assist private mortgage insurance in its competition with simultaneous second loans that are designed to avoid the use of private mortgage insurance. It is difficult to predict whether the deduction will be further extended in the future or if legislation to make the deduction permanent will become law.

D.	Basel III
Over the past few decades, the Basel Committee on Banking Supervision has established international benchmarks for assessing banks’ capital adequacy requirements. Included within those benchmarks are capital standards related to the residential lending and securitization activity and importantly for private mortgage insurers, the treatment of mortgage insurance on those loans. These benchmarks are then interpreted and implemented via rulemaking by U.S. banking regulators.
In July 2013, U.S. banking regulators promulgated regulations to implement significant elements of the Basel framework, referred to as “Basel III.” In that rulemaking, there is a five year phase-in period that started tolling in January 2014. Today, the current capital regime under Basel III for U.S. banks assigns a 50% or 100% risk weight to one- to four-unit residential mortgage exposures. Generally, residential mortgage exposures that are prudently underwritten and performing receive a 50% risk weight, while all other residential mortgage exposures are assigned a 100% risk weight. In March 2015, the U.S. banking regulators clarified that LTV ratios can account for credit enhancement such as private mortgage insurance in determining whether a loan is made in accordance with prudent underwriting standards for purposes of receiving the preferred 50% risk weight.
In December 2014, the Basel Committee on Banking Supervision issued a proposal for further revisions to Basel III. It proposed adjustments to the risk weights for residential mortgage exposures that take into account LTV and the borrower’s ability to service a mortgage as a proxy for a debt service coverage ratio. The proposed LTV ratio did not take into consideration any credit enhancement, including private mortgage insurance. Comments closed on the 2014 proposal in March 2015, and in December 2015, the Basel Committee released a second proposal that retained the LTV provisions of the initial draft, but not the debt servicing coverage ratios. The 2015 proposal remains open for comment until March 11, 2016.

Part I Item 1. Business
______________________________________________________________________________________________________

Following consideration of the comments received, it is possible that newly revised risk weighting guidelines from the Basel Committee on Banking Supervision may be proposed and that the U.S. banking regulators may consider changes to the existing rules. It is unclear whether new guidelines will be proposed or finalized.
See “Item 1A. Risk Factors—The implementation of the Basel III guidelines may discourage the use of mortgage insurance.”

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

VIII.	Employees
At December 31, 2015, we had 1,881 employees, with 71 individuals employed by Radian Group, and 1,079 and 731 individuals employed in our Services and Mortgage Insurance businesses, respectively. Management considers employee relations to be good.

Item 1A.	Risk Factors.
Radian Guaranty may fail to maintain its eligibility status with the GSEs.
In order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERS. The GSEs recently revised the PMIERs, which are effective December 31, 2015, with the aim of ensuring that approved insurers will possess the financial and operational capacity to serve as strong counterparties to the GSEs throughout various market conditions. As a consequence, the PMIERs are comprehensive, covering virtually all aspects of the business and operations of a private mortgage insurer, including internal risk management and quality controls, the relationship between the GSEs and the approved insurer and the approved insurer’s financial condition. The GSEs have significant discretion under the PMIERs as well as a broad range of consent rights to approve various actions of the approved insurer. The GSEs may amend the PMIERs at any time in their sole discretion. If Radian Guaranty is unable to satisfy the requirements set forth in the PMIERs, Freddie Mac and/or Fannie Mae could restrict it from conducting certain types of business with them or take actions that may include not purchasing loans insured by Radian Guaranty.
The PMIERs Financial Requirements require that a mortgage insurer’s Available Assets (as defined, these primarily include liquid assets and exclude premiums received but not yet earned) meet or exceed its Minimum Required Assets (a risk-based minimum required asset amount calculated based on RIF, and which is intended to approximate the loss exposure based on a variety of criteria designed to evaluate credit quality). As of December 31, 2015, Radian Guaranty satisfied the PMIERs Financial Requirements, with its Available Assets exceeding Minimum Required Assets by a modest cushion. Based on our projections, we currently believe Radian Guaranty and its affiliates will continue to generate sufficient capital to support its compliance with the PMIERs Financial Requirements. These projections are based on management’s estimates of a number of factors that could prove to be materially different. In particular, Radian Guaranty’s ability to continue to comply with the PMIERs Financial Requirements could be impacted by: (1) the product mix of our NIW and factors affecting the performance of our mortgage insurance business, including our level of defaults, prepayments, the losses we incur on new or existing defaults and the credit characteristics of our mortgage insurance; (2) our ability to continue to receive the full PMIERs benefit for our existing third-party QSR arrangements (which are subject to annual review by the GSEs); and (3) the possibility that the GSEs will increase the capital requirements under the PMIERs Financial Requirements, given that the factors used to determine a mortgage insurer’s Minimum Required Assets will be updated every two years or more frequently, as determined by the GSEs, to reflect changes in macroeconomic conditions or loan performance.
Compliance with the PMIERs Financial Requirements could impact our holding company liquidity. If additional cash from Radian Group is required to support Radian Guaranty’s compliance with the PMIERs Financial Requirements, it will leave less liquidity to satisfy Radian Group’s other obligations. Depending on the amount of liquidity that is utilized from Radian Group, we may be required (or may decide) to seek additional capital by incurring additional debt, issuing additional equity, or selling assets, which we may not be able to do on favorable terms, if at all.
The PMIERs Financial Requirements are more stringent than previous capital standards and have negatively impacted projected returns on capital throughout the industry. Compliance with the PMIERs Financial Requirements could impact our NIW and further impact our returns. The PMIERs Financial Requirements include more stringent financial requirements for loans with a higher likelihood of default and/or certain credit characteristics, as well as for loans originated after January 1, 2016 that are insured under lender-paid mortgage insurance policies not subject to automatic termination under the HPA. Therefore, if our mix of business includes more loans that are subject to these increased financial requirements, it would increase the amount of Available Assets that Radian Guaranty is required to hold. As a result, depending on the circumstances, we may limit the type and volume of business we are willing to write based on the increased financial requirements associated with certain loans. This could reduce the amount of NIW we write, which could reduce our revenues.
Compliance with the PMIERs has resulted in additional expenses and has required significant time and attention. In addition to the PMIERs Financial Requirements, the PMIERs contain new requirements related to the operations of our mortgage insurance business, including extensive operational requirements in areas such as claim processing, loss mitigation, document retention, underwriting, quality control, reporting and monitoring, among others. These increased operational requirements have resulted in additional expenses and have required substantial time and effort from management and our employees, which we expect will continue.
Compliance with the PMIERs requires us to seek GSE approval before taking many actions, such as paying dividends, entering into various inter-company agreements and commuting or reinsuring risk, among others. These restrictions could prohibit or delay Radian Guaranty from taking certain actions that would be advantageous to it or its affiliates.

Part 1 Item 1A. Risk Factors
______________________________________________________________________________________________________

Although we expect Radian Guaranty to retain its eligibility status with the GSEs and to continue to comply with the PMIERs, we cannot provide assurance that this will occur. Loss of Radian Guaranty’s eligibility status with the GSEs would have an immediate and material adverse impact on the franchise value of our mortgage insurance business and our future prospects, as well as a material negative impact on our results of operations and financial condition.
Our insurance subsidiaries are subject to comprehensive state insurance regulations and other requirements, which we may fail to satisfy.
We and our insurance subsidiaries are subject to comprehensive, detailed regulation by the insurance regulators in the states where they are licensed to transact business. These regulations are principally designed for the protection of our insurance policyholders rather than for the benefit of investors. Insurance laws vary from state to state, but generally grant broad supervisory powers to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business.
Among other matters, the state insurance regulators impose various capital requirements on our insurance subsidiaries. These include risk-to-capital ratios, other risk-based capital measures and surplus requirements that may limit the amount of insurance that our insurance subsidiaries write. Our failure to maintain adequate levels of capital, among other things, could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition.
If Radian Guaranty is not in compliance with a state’s applicable Statutory RBC Requirement, it may be prohibited from writing new business in that state until it is back in compliance or it receives a waiver of, or similar relief from, the requirement. In those states that do not have a Statutory RBC Requirement, it is not clear what actions the applicable state regulators would take if a mortgage insurer fails to meet the Statutory RBC Requirement established by another state. Accordingly, if Radian Guaranty were to fail to meet the Statutory RBC Requirement in one or more states, it could be required to suspend writing business in some or all of the states in which it does business. In addition, the GSEs and our mortgage lending customers may decide not to conduct new business with Radian Guaranty (or may reduce current business levels) or impose restrictions on Radian Guaranty while it was not in compliance. The franchise value of our mortgage insurance business likely would be significantly diminished if we were prohibited from writing new business or restricted in the amount of new business we could write in one or more states.
Radian Group also may be required to provide capital support for Radian Guaranty and its affiliated insurers if additional capital is required by those subsidiaries pursuant to future changes to insurance laws and regulations. The NAIC is in the process of reviewing the minimum capital and surplus requirements for mortgage insurers and considering changes to the Model Act. While the outcome of this process is not known, it is possible that among other changes, the NAIC will adopt more stringent capital requirements than currently exist in the Model Act, which could increase the capital requirements for Radian Guaranty in states that adopt it.
Our insurance subsidiaries’ premium rates and policy forms are generally subject to regulation in every state in which they are licensed to transact business. These regulations are intended to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. In most states where our insurance subsidiaries are licensed, premium rates and policy forms must be filed with the state insurance regulatory authority and, in some states, must be approved, before their use. Increased competition in the private mortgage insurance industry has resulted in heightened pricing competition among mortgage insurers as well as demands from customers for reduced pricing. The limited flexibility currently provided under existing regulatory requirements with respect to insurance rates has made it increasingly more difficult to respond to competitor pricing actions and customer demands in a timely fashion. We could lose business opportunities if we are unable to respond to our customer demands in a timely and acceptable manner. We and other mortgage insurers have been subject to inquiries from the Wisconsin Department of Insurance regarding insurance rates and policy form filings. The current environment could increase the likelihood that additional regulatory inquiries may be initiated.

Part 1 Item 1A. Risk Factors
______________________________________________________________________________________________________

The credit performance of our insured portfolio is impacted by macroeconomic conditions and specific events that affect the ability of borrowers to pay their mortgages.
As a seller of mortgage credit protection and mortgage and real estate products and services, our results are subject to macroeconomic conditions and specific events that impact the mortgage origination environment and the credit performance of our underlying insured assets. Many of these conditions are beyond our control, including national and regional economic conditions, housing prices, unemployment levels, interest rate changes, the availability of credit and other factors. In general, a deterioration in economic conditions decreases the likelihood that borrowers will have sufficient income to satisfy their mortgage obligations and can also adversely affect housing values, which in turn can influence the willingness of borrowers to continue to make mortgage payments despite having the financial resources to do so.
Mortgage defaults also can occur due to a variety of specific events affecting borrowers, including death or illness, divorce or other family problems, unemployment, increases in the interest rates of adjustable rate mortgages, changes in regional economic conditions, and housing value changes that cause the outstanding mortgage amount to exceed the value of a home or other events. In addition, natural disasters, acts of terrorism, war or other severe conflicts, event-specific economic depressions or other catastrophic events could result in increased defaults due to the impact of such events on the ability of borrowers to satisfy their mortgage obligations and the value of affected homes.
Unfavorable macroeconomic developments and the other factors cited above could have a material negative impact on our results of operations and financial condition.
The length of time that our mortgage insurance policies remain in force could decline and result in a decrease in our revenue.
As of December 31, 2015, approximately 69% of our total primary insurance in force consists of policies for which we expect to receive premiums in the future, including on a monthly basis. As a result, most of our earned premiums are derived from insurance that was written in prior years. The length of time that this insurance remains in force, which we refer to as the Persistency Rate, is a significant determinant of our revenues. A lower Persistency Rate could reduce our future revenues. The factors affecting the length of time that our insurance remains in force include:

•
prevailing mortgage interest rates compared to the mortgage rates on our IIF, which affects the incentives for borrowers to refinance (i.e., lower current interest rates make it more attractive for borrowers to refinance and receive a lower interest rate);

•	applicable policies for mortgage insurance cancellation, along with the current value of the homes underlying the mortgages in our IIF;

•	the credit policies of lenders, which may make it more difficult for homeowners to refinance loans; and

•	economic conditions that can affect a borrower’s decision to pay-off a mortgage earlier than required.
If these or other factors cause the length of time that our policies remain in force to decline, our future revenues could be negatively impacted, which could negatively impact our results of operations and financial condition.
Our Loss Mitigation Activity is not expected to mitigate losses to the same extent as in prior years; Loss Mitigation Activity has negatively impacted our customer relationships and may further negatively impact these relationships in the future.
As part of our claims management process we pursue opportunities to mitigate losses both before and after we receive claims. Following the financial crisis, our Loss Mitigation Activities, such as Rescissions, Claim Denials and Claim Curtailments, increased significantly in response to the poor underwriting, servicer negligence and general non-compliance with our insurance policies that was prevalent in the period leading up the crises. These Loss Mitigation Activities materially mitigated our paid losses during this period and resulted in a significant reduction in our loss reserves. As our Legacy Portfolio has become a smaller percentage of our overall insured portfolio and mortgage underwriting and servicing have generally improved, there has been a decrease in the amount of Loss Mitigation Activity required with respect to the claims we receive, and we expect this trend to continue. As a result, our future Loss Mitigation Activity is not expected to mitigate our paid losses to the same extent as in prior years.
In addition, under the new, uniform master policies developed with the GSEs in 2014, including our 2014 Master Policy for NIW after October 1, 2014, with only limited exceptions, the potential for Loss Mitigation Activity generally is more limited throughout the private mortgage insurance industry. Radian Guaranty also now offers 12-month and 36-month rescission relief programs in accordance with the specified terms and conditions set forth in the new 2014 Master Policy. We expect that these factors will further contribute to a reduction in Loss Mitigation Activity for NIW under this policy.

Part 1 Item 1A. Risk Factors
______________________________________________________________________________________________________

Our Loss Mitigation Activities have resulted in disputes with our customers and in some cases, damaged our relationships with certain customers, resulting in a loss of business. While we have resolved many of these disputes, a risk remains that our Loss Mitigation Activities could continue to have a negative impact on our relationships with customers or potential customers, in particular given customer expectations that Loss Mitigation Activity will be significantly limited in the future. Further, if a dispute is not resolved, it could result in arbitration or judicial proceedings. To the extent that past or future Loss Mitigation Activities continue to impact our customer relationships, our competitive position could be adversely affected, resulting in the potential loss of business and impacting our results of operations.
Foreclosure prevention and borrower relief programs may not continue to provide us with a material benefit.
The federal government and various lenders have adopted programs, such as HARP and HAMP, to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. While the ultimate success of these loan modification programs will depend on the re-default rates for loans that have been modified through these programs, we believe these programs have significantly benefited the composition and credit quality of our Legacy Portfolio.
While modifications continue to be made under these programs, the number of loans remaining in our mortgage insurance portfolio that are eligible to complete a HARP refinance or other loan modification has substantially declined. In addition, both the HARP and HAMP programs are expected to terminate by December 31, 2016, and it is not possible to predict whether they will be replaced with other loan modification programs. As a result, we do not expect to continue to benefit from these programs in the future.
Changes in the charters, business practices, or role of the GSEs in the U.S. housing market generally, could significantly impact our mortgage insurance business.
Our current business model is highly dependent on the GSEs. The GSEs are the primary beneficiaries of most of our mortgage insurance policies, and they impose eligibility requirements that private mortgage insurers must satisfy to insure loans purchased by the GSEs. The GSEs’ federal charters generally require credit enhancement for low down payment mortgage loans (i.e., a loan amount that exceeds 80% of a home’s value) in order for such loans to be eligible for purchase by them. Lenders generally have used mortgage insurance to satisfy this credit enhancement requirement. As a result, low down payment mortgages purchased by the GSEs generally are insured with private mortgage insurance.
The GSEs’ business practices may be impacted by their results of operations, as well as by legislative or regulatory changes. Since September 2008, the GSEs have been operating under the conservatorship of the FHFA. The continued role of the conservator may increase the likelihood of changes in these business practices, and potentially in ways that may be adverse to us. With respect to loans purchased by the GSEs, changes in the business practices of the GSEs which can be implemented by the GSEs acting independently or through the FHFA, could negatively impact our mortgage insurance business and financial performance, including changes to:

•	eligibility requirements for a mortgage insurer to become and remain an approved eligible insurer for the GSEs;

•	the underwriting standards on mortgages they purchase;

•	policies or requirements that may result in a reduction in the number of mortgages they acquire;

•	the national conforming loan limit for mortgages they acquire;

•	the level of mortgage insurance required, including expanding the loans that are eligible for reduced insurance coverage;

•	the terms on which mortgage insurance coverage may be canceled before reaching the cancellation thresholds established by law;

•	the requirements for terms required to be included in master policies for the mortgage insurance policies they acquire;

•	requirements for actions to be taken that are intended to avoid or mitigate loss on insured mortgages that are in default;

•	the amount of LLPAs or guarantee fees (which may result in a higher cost to borrowers) that the GSEs charge on loans that require mortgage insurance; and

•	influence a mortgage lender’s selection of the mortgage insurer providing coverage.

Part 1 Item 1A. Risk Factors
______________________________________________________________________________________________________

The FHFA’s 2016 strategic plan for the GSEs announced an increase of the mandate for the GSEs to transfer credit risk to the private sector by experimenting with different forms of transactions and structures. The GSEs have been directed to conduct in 2016 an analysis and assessment of credit risk transfer transactions at the time of initial risk-taking. It is difficult to predict what type of transactions and structures may be used and whether they may displace primary, standard levels of mortgage insurance, which could negatively impact our franchise value, results of operations and financial condition, or whether they may create an opportunity to increase the amount of insurance we write. As a result, the impact of any credit risk transfer products and transactions implemented by the GSEs is uncertain and hard to predict.
Since the FHFA was appointed as conservator of the GSEs, there have been a wide range of legislative proposals to reform the U.S. housing finance market, including proposals for GSE reform ranging from some that advocate nearly complete privatization and elimination of the role of the GSEs to others that support a system that combines a federal role with private capital. The future structure of the residential housing finance system remains uncertain, including the impact of any changes on our business. Although we believe that traditional private mortgage insurance will continue to play an important role in any future housing finance structure, new federal legislation could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement, or even eliminate the requirement, which would significantly reduce our available market, diminish the franchise value of our mortgage insurance business and materially and adversely affect our business prospects, results of operations and financial condition.
A decrease in the volume of home mortgage originations could result in fewer opportunities for us to write new insurance business.
The amount of new business we write depends, among other things, on a steady flow of low down payment mortgages that benefit from our mortgage insurance. The volume of low down payment mortgage originations is impacted by a number of factors, including:

•
restrictions on mortgage credit due to changes in lender underwriting standards, more restrictive regulatory requirements such as the required ability-to-pay determination prior to extending credit, and the significantly reduced private securitization market;

•	home mortgage interest rates;

•	the health of the domestic economy generally, as well as specific conditions in regional and local economies;

•	housing affordability;

•	population trends, including the rate of household formation;

•	the rate of home price appreciation;

•	government housing policy encouraging loans to first-time homebuyers; and

•
the practices of the GSEs, including the extent to which the guaranty fees, LLPAs, credit underwriting guidelines and other business terms provided by the GSEs affect lenders’ willingness to extend credit for low down payment mortgages.

Although for the past several years, mortgage origination volumes have been supported by increased mortgage refinancings as a result of the low interest rate environment, as well as a recovery in the home purchase market, total domestic mortgage originations have decreased significantly from the $2.7 trillion in 2006 (pre-dating the housing downturn) to approximately $1.6 trillion in 2015. Most industry experts are predicting a decrease in size of the mortgage market in 2016 compared to 2015, primarily as a result of a decrease in the number of projected refinancing transactions. If the volume of new mortgage originations continues to decline or remains at reduced levels for a prolonged period of time, we could experience a reduced opportunity to write new insurance business and likely will be subject to increased competition with respect to that opportunity, which could negatively affect our business prospects, results of operations and our financial condition.
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

Part 1 Item 1A. Risk Factors
______________________________________________________________________________________________________

During 2015, our top 10 mortgage insurance customers (measured by NIW) were responsible for 28.2% of our primary NIW as compared to 22.9% in 2014. Although we have taken steps in recent years to diversify our customer base, if we were to lose a significant customer, it is unlikely that the loss could be completely offset by other customers in the near-term, if at all. Some of our lending customers may decide to write business only with a limited number of mortgage insurers or only with certain mortgage insurers, based on their views with respect to an insurer’s pricing, service levels, underwriting guidelines, loss mitigation practices, financial strength or other factors. Alternatively, in light of the increased number of participants in the private mortgage insurance industry, certain other lending customers have chosen for risk management purposes to diversify and expand the number of mortgage insurers with which they do business, which has negatively affected our level of NIW and market share with those customers. Given the amount of business we currently do with many of our customers, it is possible that further diversification will continue, which could have a negative impact on our NIW if we are unable to mitigate the market share loss through new customers or increases in business with other customers. Any significant loss in our market share could negatively impact our mortgage insurance franchise, results of operations and financial condition.
Our mortgage insurance business faces intense competition.
The U.S. mortgage insurance industry is highly competitive. Our competitors include other private mortgage insurers and governmental agencies, principally the FHA and VA.
We compete with six other private mortgage insurers that are eligible to write business for the GSEs. We compete with these private mortgage insurers on the basis of price, underwriting guidelines, customer relationships, reputation, perceived financial strength (including based on credit ratings) and overall service. Service-based competition includes effective and timely delivery of products, timeliness of claims payments, timely and accurate servicing of policies, training, loss mitigation efforts and management and field service expertise.
Pricing has always been competitive in the mortgage insurance industry.  However, the presence of newer entrants in the industry has increased price competition as these companies seek to gain a greater presence in the market and more established industry participants seek to defend their market share and customer relationships. As a result, recent pricing trends have included: (i) the increased use of a spectrum of filed rates to allow for formulaic, risk-based pricing (commonly referred to as “black-box” pricing); (ii) a significant increase in the broad use of customized (often discounted) rates on lender-paid, Single Premium policies, and more recently, on borrower-paid, monthly premium policies; and (iii) overall reductions in standard filed rates on borrower-paid policies. The willingness of mortgage insurers to offer reduced pricing (through filed or customized rates) has been met with an increased demand from certain large lenders for reduced rate products. This has further intensified the pricing environment and has resulted in new pricing levels (whether through filed or customized rates) that private mortgage insurers are expected to meet in order to avoid risking a potential significant loss in NIW.
The heightened pricing competition has occurred in the context of generally higher capital requirements being applied to private mortgage insurers as a result of the PMIERs and more aggressive pricing by the FHA (which is most impactful with respect to high-LTV loans for borrowers with FICO scores below 720). This has produced a marketplace where balancing both targeted returns on new business and an acceptable share of the insured market has become increasingly challenging for all participants. In formulating our strategy in this environment, we have taken a disciplined approach to establishing rates and delivering a mix of business that is expected to produce our targeted level of returns on a blended basis and an acceptable level of NIW. In furtherance of this strategy, we recently: (1) increased our filed rates for lender-paid mortgage insurance; (2) continued to use the authority set forth in our rate filings to provide customized premiums for lender-paid, Single Premium mortgage insurance on a selective and negotiated basis while, importantly, declining to participate in significantly discounted, Single Premium business that has been offered for bid on an aggregated basis (which we estimate represented approximately 5% of the total private mortgage insurance market in 2015); and (3) determined to change our borrower-paid, filed rates in order to remain competitive, which generally will have the effect of decreasing our standard rates on higher FICO business and raising our rates on lower FICO business where the FHA is already very competitive.
While we believe our pricing actions will allow us to compete more effectively, our pricing strategy may not be successful. Despite our pricing actions, we may experience returns below our targeted returns and we may lose business to other competitors. There can be no assurance that pricing competition will not intensify further, which could result in a further decrease in projected returns for the industry and for Radian Guaranty.
Certain of our competitors are subsidiaries of larger corporations that may have access to greater amounts of capital and financial resources than we do at a lower cost of capital (including, as a result of tax-advantaged, off-shore reinsurance vehicles) and have better financial strength ratings than we have. As a result, they may be better positioned to compete outside of traditional mortgage insurance, including if the GSEs were to pursue alternative forms of credit enhancement other than traditional mortgage insurance.

Part 1 Item 1A. Risk Factors
______________________________________________________________________________________________________

We also compete with governmental entities, such as the FHA and VA, that typically do not have the same capital requirements or business objectives that we and other private mortgage insurance companies have, and therefore, may have greater financial flexibility in their pricing guidelines and capacity that could put us at a competitive disadvantage. If these entities lower their pricing or alter the terms and conditions of their mortgage insurance or other credit enhancement products in furtherance of political, social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have an adverse effect on our business, financial condition and operating results.
Beginning in 2008, the FHA, which historically had not been a significant competitor, substantially increased its share of the mortgage insurance market, including by insuring a number of loans that would meet our current underwriting guidelines, sometimes at a lower monthly cost to the borrower than a loan that carries our mortgage insurance. While the private mortgage insurance industry generally had been recapturing market share from the FHA, in January 2015, the FHA implemented a 50 basis point reduction to its annual mortgage insurance premium, which has impacted our competitiveness with respect to certain high-LTV loans to borrowers with FICO scores below 720. The FHA may continue to maintain a strong market position and could increase its market position again in the future. Factors that could cause the FHA to remain a significant competitor include:

•	governmental policy, including further decreases in the pricing of FHA insurance or changes in the terms of such insurance;

•	capital constraints of the private mortgage insurance industry;

•	the tightening by private mortgage insurers of underwriting guidelines based on risk concerns;

•
increases in the LLPAs charged by the GSEs on loans that require mortgage insurance and changes in the amount of guarantee fees for the loans that they acquire (which may result in higher cost to borrowers); and

•	the perceived operational ease of using FHA insurance compared to the products of private mortgage insurers.
Other private mortgage insurers may seek to regain market share from the FHA or other mortgage insurers by further reducing pricing, or relaxing their loss mitigation practices, which could, in turn, improve their competitive position in the industry and negatively impact our level of NIW. A decline in industry NIW might result in increased competition as certain private mortgage insurance companies may seek to maintain their NIW levels within a smaller market overall.
We have faced increasing competition from the VA. Based on publicly available information, the VA accounted for 25.4% of the insurable mortgage market in 2015. We believe that the VA’s market share has generally been increasing because the VA offers 100% LTV loans and charges a one-time funding fee that can be included in the loan amount but no additional monthly expense, and because of an increase in the number of borrowers that are eligible for the VA’s program.
In addition, as market conditions change, alternatives to traditional private mortgage insurance may become more prevalent, which could reduce the demand for private mortgage insurance, including:

•	lenders and other investors holding mortgages in their portfolio and self-insuring;

•	lenders using pass-through vehicles that take on the risk of loss for loans ultimately sold to the GSEs;

•	engaging in credit-linked note transactions or other structured risk transfer transactions in the capital markets;

•	risk sharing or using other risk mitigation techniques in conjunction with reduced levels of private mortgage insurance coverage; and

•	lenders originating mortgages using “piggyback” structures to avoid private mortgage insurance, such as a first-lien mortgage with an 80% LTV and a second mortgage with a 10%, 15% or 20% LTV.
Managing the competitive environment is extremely challenging given the multitude of various factors discussed above. If we do not appropriately manage the strategic decisions required in this environment, our franchise value, business prospects, results of operations and financial condition could be negatively impacted.

Part 1 Item 1A. Risk Factors
______________________________________________________________________________________________________

Our business depends, in part, on effective and reliable loan servicing.
We depend on third-party servicing of the loans that we insure. Dependable servicing is necessary for timely billing and effective loss mitigation opportunities for delinquent or near-delinquent loans. Challenging economic and market conditions following the financial crisis strained the resources of servicers and negatively affected the ability of many servicers to effectively service the loans that we insured. We believe that servicers have improved their operations and standards in recent years; however, it is possible that another period of economic stress and high mortgage defaults could again negatively impact the servicing of our insured loans. Further, servicers are now required to comply with new and more burdensome requirements, procedures and standards for servicing residential mortgages. While these new requirements, which have been instituted by the CFPB and others following the financial crises, are intended to improve servicing performance, they also impose a high cost of compliance on servicers that may impact their financial condition and their operating effectiveness. If we experience a disruption in the servicing of mortgage loans covered by our insurance policies, this, in turn, could contribute to a rise in defaults and/or claims among those loans, which could have a material adverse effect on our business, financial condition and operating results.
An extension in the period of time that a loan remains in our delinquent loan inventory may increase the severity of claims that we ultimately are required to pay.
High levels of defaults and corresponding delays in foreclosures could delay our receipt of claims, resulting in an increase in the period that a loan remains in our delinquent loan inventory, and as a result, the severity of claims that we are ultimately required to pay. Following the financial crisis, the average time that it has taken for us to receive a claim has increased. This is, in part, due to loss mitigation protocols that were established by servicers and also to a significant backlog of foreclosure proceedings in many states, and especially in those states that impose a judicial process for foreclosures. Generally, foreclosure delays do not stop the accrual of interest or affect other expenses on a loan, and unless a loan is cured during such delay, once title to the property ultimately is obtained and a claim is filed, our paid claim amount may include additional interest and expenses, increasing the severity of claims we ultimately are required to pay. While foreclosure timelines have improved in recent years, a portion of our Legacy Portfolio consists of severely delinquent loans. Further, another period of significant economic stress and a high-level of defaults could once again delay claims and result in higher levels of severity. Higher levels of severity would increase our incurred losses and could negatively impact our results of operations and financial condition.
Our success depends on our ability to assess and manage our underwriting risks; the premiums we charge may not be adequate to compensate us for our liability for losses and the amount of capital we are required to hold against our insured risks. We expect to incur future losses beyond what we have recorded in our financial statements.
The estimates and expectations we use to establish premium rates are based on assumptions made at the time our insurance is written. Our mortgage insurance premiums are based on, among other items, the amount of capital we are required to hold against our insured risks and our estimates of the long-term risk of claims on insured loans. Our premium rates take into account, among other factors, LTV, type (e.g., prime vs. non-prime or fixed vs. variable payments), premium structure (e.g., single lump sum, monthly or other variations), term, coverage percentage and whether there is a deductible in front of our loss position. These assumptions may ultimately prove to be inaccurate.
We generally cannot cancel or elect not to renew the mortgage insurance we provide, and because we generally fix premium rates for the life of a policy when issued, we cannot adjust renewal premiums or otherwise adjust premiums during the life of a policy. Therefore, if the risk underlying a mortgage loan we have insured develops more adversely than we anticipated, we generally cannot increase the premium rates on this in-force business, or cancel coverage or elect not to renew coverage, to mitigate the effects of such adverse developments. Similarly, if the amount of capital we are required to hold against our insured risks increases from the amount we were required to hold at the time a policy was written (as occurred when the PMIERs Financial Requirements became effective and could occur again if the GSEs impose more burdensome capital requirements as part of their periodic review of the PMIERs Financial Requirements), we cannot adjust the premiums to compensate for this. As a result, if we are unable to compensate for or offset the increased capital requirements in other ways, the returns on our business may be lower than we assumed or expected. Our premiums earned and the associated investment income on those premiums may ultimately prove to be inadequate to compensate for the losses that we may incur and may not provide an adequate return on increased capital that may be required. As a result, our results of operations and financial condition could be negatively impacted.

Part 1 Item 1A. Risk Factors
______________________________________________________________________________________________________

Additionally, in accordance with industry practice, we do not establish reserves in our mortgage insurance business until we are notified that a borrower has failed to make at least two monthly payments when due. Because our mortgage insurance reserving does not account for the impact of future losses that we expect to incur with respect to performing (non-defaulted) loans, our obligation for ultimate losses that we expect to incur at any period end is not reflected in our financial statements, except to the extent that a premium deficiency exists. As a result, our losses can be more severe in periods of high-defaults given that we generally are not permitted to establish reserves in anticipation of such defaults.
If the estimates we use in establishing loss reserves are incorrect, we may be required to take unexpected charges to income, which could adversely affect our results of operations.
We establish loss reserves in our mortgage insurance business to provide for the estimated cost of future claims on defaulted loans. Setting our loss reserves requires significant judgment by management with respect to the likelihood, magnitude and timing of each potential loss, including an estimate of the impact of our Loss Mitigation Activities with respect to defaulted loans. The models, assumptions and estimates we use to establish loss reserves may not prove to be accurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty. Because our reserves represent our best estimate of claims to be paid in the future, claims paid may be substantially different than our loss reserves and these reserves may be insufficient to satisfy the full amount of claims that we ultimately have to pay. Changes to our estimates could adversely impact our results of operations and financial condition.
We have a number of defaulted loans in our Legacy Portfolio that have been in default for an extended period of time. While these loans are generally assigned a higher loss reserve based on our belief that they are more likely to result in a claim, we also assume, based on historical trends, that a significant portion of these loans will cure or otherwise not result in a claim. Given the significant period of time that these loans have been in default, it is possible that the ultimate cure rate for these defaulted loans will be less than our current estimates of Cures for this inventory of defaults. If our estimates are inadequate, we may be required to increase our reserves, which could have a material adverse effect on our results of operations and financial condition.
Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims.
In our mortgage insurance business, we permit lenders to obtain mortgage insurance for residential mortgage loans originated and underwritten by them using Radian’s pre-established underwriting guidelines. Once we accept a lender into our delegated underwriting program, we generally insure a mortgage loan originated by that lender based on our expectation that the lender has followed our specified underwriting guidelines in accordance with the endorsement. Under this program, a lender could commit us to insure a material number of loans with unacceptable risk profiles before we discover the problem and terminate that lender’s delegated underwriting authority or pursue other rights that may be available to us, such as our rights to rescind coverage or deny claims.
We face risks associated with our contract underwriting business.
We provide third party contract underwriting services for both our mortgage insurance and Services customers. We provide these customers with limited indemnification rights with respect to those loans that we simultaneously underwrite for both secondary market compliance and for potential mortgage insurance eligibility. In addition, in certain limited circumstances, we may also offer limited indemnification when we underwrite a loan only for secondary market compliance. As a consequence, our results of operations could be negatively impacted if we are required to indemnify our customers for material underwriting errors in our contract underwriting services.
Our current insurance financial strength ratings assigned to our mortgage insurance subsidiaries could weaken our competitive position.
The current financial strength ratings for Radian Guaranty are Baa3 by Moody’s and BB+ by S&P. Although Radian Guaranty’s financial strength ratings currently are below the ratings assigned to certain other private mortgage insurers, we have been successful in competing in the private mortgage insurance market, and we do not believe our ratings have had a material adverse effect on our relationships with existing customers. To the extent this changes, however, and financial strength ratings become a more prominent consideration for lenders, we may be competitively disadvantaged by customers choosing to do business with private mortgage insurers that have higher financial strength ratings. In addition, the current PMIERs do not include a specific ratings requirement, but if this were to change in the future or if the GSEs were to place an emphasis on ratings with respect to considering forms of credit enhancement other than traditional mortgage insurance, we may become subject to a ratings requirement in order to retain our GSE eligibility status or to compete effectively with respect to such other forms of execution.

Part 1 Item 1A. Risk Factors
______________________________________________________________________________________________________

We believe that financial strength ratings remain a significant consideration for participants seeking to secure credit enhancement in the non-GSE mortgage market, which includes most non-QM loans. While this market has remained limited since the financial crisis, we view this market as an area of potential future growth and our ability to participate in this market could depend on our ability to secure higher ratings for our mortgage insurance subsidiaries. In addition, if legislative or regulatory changes were to alter the current state of the housing finance industry such that the GSEs no longer operated in their current capacity, we may be forced to compete in a new marketplace in which financial strength ratings may play a greater role. If we are unable to compete effectively in the current or any future markets as a result of the financial strength ratings assigned to our mortgage insurance subsidiaries, the franchise value and future prospects for our mortgage insurance business could be negatively affected.
Our success depends, in part, on our ability to manage risks in our investment portfolio.
Our investment portfolio is an important source of revenue. Although our investment portfolio consists mostly of highly-rated investments, our investment strategy is affected by general economic conditions, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and, consequently, the value of our fixed-income securities, and as such, we may not achieve our investment objectives. Volatility or lack of liquidity in the markets in which we hold positions has at times reduced the market value of some of our investments, and if this worsens substantially it could have a material adverse effect on our liquidity, financial condition and results of operations.
Compared to historical averages, interest rates and investment yields on our investments generally have declined in recent years, which has reduced the investment income we generate. For the significant portion of our investment portfolio held by our insurance subsidiaries, to receive full capital credit under insurance regulatory requirements and under the PMIERs, we generally are limited to investing in highly rated investments that are unlikely to increase our investment returns. Because we depend on our investments as a source of revenue, a prolonged period of lower than expected investment yields would have an adverse impact on our revenues and could potentially adversely affect our results of operations.
In addition, we structure our investment portfolio to satisfy our expected liabilities, including claim payments in our mortgage insurance business. If we underestimate our liabilities or improperly structure our investments to meet these liabilities, we could have unexpected losses resulting from the forced liquidation of investments before their maturity, which could adversely affect our results of operations.
Radian Group’s sources of liquidity may be insufficient to fund its obligations.
Radian Group serves as the holding company for our operating subsidiaries and does not have any significant operations of its own. Radian Group currently holds, either directly or through unregulated subsidiaries, unrestricted cash and liquid investments of approximately $343 million. This amount excludes certain additional cash and liquid investments that have been advanced from our subsidiaries for corporate expenses and interest payments, but includes $89 million that has been deposited with the IRS in connection with our dispute with the IRS related to the Deficiency Amount from the IRS’s examination of our 2000 through 2007 consolidated federal income tax returns. Substantially all of Radian Group’s obligations to pay corporate expenses and interest payments on outstanding debt are reimbursed to Radian Group through the expense-sharing arrangements currently in place with its subsidiaries.
Radian Group’s principal liquidity demands for the next 12 months are expected to include: (i) the payment of corporate expenses; (ii) interest payments on our outstanding long-term debt; (iii) conversion settlements, repurchases or redemptions of portions of our long-term debt; (iv) potential investments to support our strategy of growing our businesses; (v) potential payments to the U.S. Treasury resulting from our ongoing dispute with the IRS relating to the examination of our 2000 through 2007 consolidated federal income tax returns by the IRS; and (vi) the payment of dividends on our common stock.
Radian Group also could be required to provide capital support for Radian Guaranty and our other mortgage insurance subsidiaries if additional capital is required pursuant to the PMIERs Financial Requirements or insurance laws and regulations, including possible changes resulting from revisions to the NAIC the Model Act.

Part 1 Item 1A. Risk Factors
______________________________________________________________________________________________________

In addition to longer-dated maturities, we have $195.5 million principal amount of outstanding senior debt due in June 2017 and $52.4 million principal amount of convertible debt due in November 2017. In addition, the holders of our Convertible Senior Notes due 2017 and of our Convertible Senior Notes due 2019 are able to exercise their conversion rights during any quarterly period if our stock price trades at certain prescribed levels in the prior quarterly period. In the event the conversion threshold requirements are met in the future, we may elect, in our sole discretion, to settle any such Convertible Senior Notes due 2019 in the form of cash. In the case of the Convertible Senior Notes due 2017, the principal amount must be settled in cash, with the conversion premium to be settled in cash or stock at our discretion. We cannot predict whether holders of our Convertible Senior Notes will choose to exercise their conversion rights prior to maturity.
As part of our strategy to comply with PMIERs, in the fourth quarter of 2015, Radian Group transferred $325 million of cash and marketable securities to Radian Guaranty in exchange for a surplus note issued by Radian Guaranty. The Surplus Note has a zero percent interest rate and is scheduled to mature on December 31, 2025. Radian Guaranty currently expects to seek to redeem a portion and possibly all of the note in 2016, and any remaining amounts in 2017. Any redemption of the Surplus Note would increase holding company liquidity by the amount of the redemption. However, early redemption of the Surplus Note is subject to (1) approval by the Pennsylvania Insurance Department, which we may not receive or which may be subject to conditions or requirements that we may not be able to satisfy, and (2) certain criteria approved by the GSEs and described elsewhere in this report, see “Item 7. Liquidity and Capitals Resources — Capital Support for Subsidiaries,” which we may not be able to satisfy.
Cash flows from our investment portfolio, permitted payments to Radian Group under tax- and expense-sharing arrangements with our subsidiaries, potential dividend payments from Clayton, and potentially amounts redeemed under the Surplus Note discussed above, are Radian Group’s principal sources of cash. Radian Group expects to receive from Clayton payments under tax- and expense-sharing arrangements, and potentially additional dividend payments, over the next 12 months from positive cash flows generated by Clayton and these potential dividend payments would be adversely impacted if unanticipated events and circumstances were to result in lower earnings than expected. We do not anticipate that Radian Guaranty will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future in light of Radian Guaranty’s periods of operating losses. The expense-sharing arrangements between Radian Group and our insurance subsidiaries, as amended, have been approved by applicable state insurance departments, but such approval may be revoked at any time.
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
Our reported earnings are subject to fluctuations based on changes in our trading securities and short-term investments that require us to adjust their fair market value.
We have significant assets that we carry at fair value, with changes in fair market value recorded on our statements of operations each period. These assets include our trading securities and short-term investments. Because the changes in fair value of these financial instruments are reflected on our statements of operations, they affect our reported earnings and can create earnings volatility. Economic conditions, as well as adverse capital market conditions, including but not limited to, interest rate changes, market volatility and declines in the value of underlying collateral will impact the value of our investments, potentially resulting in unrealized losses that could negatively impact our results of operations.
Our information technology systems may fail or become outmoded, be temporarily interrupted or otherwise cause us to be unable to meet our customers’ demands.
Our business is highly dependent on the effective operation of our information technology systems, which are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber-attacks, security breaches, catastrophic events and errors in usage. Although we have disaster recovery and business continuity plans in place, we may not be able to adequately execute these plans in a timely fashion. Additionally, our ability to meet the needs of our customers depends on our ability to keep pace with technological advances and to invest in new technology as it becomes available or otherwise upgrade our technological capabilities. Participants in the mortgage insurance industry rely on e-commerce and other technologies to provide their products and services, and our customers generally require that we provide an increasing number of our products and services electronically. Accordingly, we may not satisfy our customers’ requirements if we fail to invest sufficient resources or are otherwise unable to maintain and upgrade our technological capabilities.

Part 1 Item 1A. Risk Factors
______________________________________________________________________________________________________

Because we rely on our information technology systems for many critical functions, including connecting with our customers, if such systems were to fail, experience a prolonged interruption, or become outmoded, we may experience a significant disruption in our operations and in the business we receive, which could have a material adverse effect on our business, financial condition and operating results.
In addition, we are in the process of implementing a major technology project to improve our operating systems, including a new platform for our mortgage insurance underwriting, policy administration, claims management and billing processes. The implementation of these technological improvements is complex, expensive, time consuming and, in certain respects, depends on the ability of third parties to perform their obligations in a timely manner. If we fail to timely and successfully implement the new technology systems and business processes, or if the systems do not operate as expected, it could have an adverse impact on our business, business prospects and results of operations.
The security of our information technology systems may be compromised and confidential information, including non-public personal information that we maintain, could be improperly disclosed.
Our information technology systems may be vulnerable to physical or electronic intrusions, computer viruses or other attacks. As part of our business, we, and certain of our subsidiaries and affiliates, maintain large amounts of confidential information, including non-public personal information on consumers and our employees. Breaches in security could result in the loss or misuse of this information, which could, in turn, result in potential regulatory actions or litigation, including material claims for damages, as well as interruption to our operations and damage to our reputation. While we have information security policies and systems in place in order to attempt to prevent unauthorized use or disclosure of confidential information, including non-public personal information, there can be no assurance that such use or disclosure will not occur. Any compromise of the security of our information technology systems, or unauthorized use or disclosure of confidential information, could subject us to liability, regulatory scrutiny and action, damage to our reputation and customer relationships and could have a material adverse effect on our business prospects, financial condition and results of operations.
We are subject to the risk of litigation and regulatory proceedings.
We operate in highly regulated industries that are subject to a heightened risk of litigation and regulatory proceedings. We often are a party to material litigation and are subject to regulatory inquiries. Additional lawsuits, regulatory proceedings and other matters may arise in the future. Increased scrutiny in the current regulatory environment could lead to new regulations and practices, new interpretations of existing regulations, as well as additional regulatory proceedings, which could have a material adverse effect on our business prospects, results of operations and financial condition.
Resolution of our dispute with the IRS could adversely affect us.
We are contesting adjustments resulting from the examination by the IRS of our 2000 through 2007 consolidated federal income tax returns. The IRS opposes the recognition of certain tax losses and deductions that were generated through RGRI’s investment in a portfolio of non-economic REMIC residual interests and has proposed adjustments, denying the associated tax benefits of these items. We appealed these proposed adjustments to Appeals and made “qualified deposits” with the U.S. Treasury of approximately $89 million relating to the 2000 through 2007 tax years to avoid the accrual of incremental above-market-rate interest with respect to the proposed adjustments.
On September 4, 2014, we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties of approximately $157 million. The Deficiency Amount has not been reduced to reflect our NOL carryback ability. As of December 31, 2015, there also would be interest of approximately $125 million related to these matters. Depending on the outcome, additional state income taxes, penalties and interest (estimated in the aggregate to be approximately $32 million as of December 31, 2015) also may become due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of approximately $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim.

Part 1 Item 1A. Risk Factors
______________________________________________________________________________________________________

On December 3, 2014, we petitioned the U.S. Tax Court to litigate the Deficiency Amount. On September 1, 2015, we received a notice that the case had been scheduled for trial. However, the parties jointly filed, and the U.S. Tax Court approved, motions for continuance in this matter to postpone the trial date. The litigation could take several years to resolve and may result in substantial legal expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached. Radian Group has assumed the obligation to pay RGRI’s portion of the liabilities associated with these tax matters by indemnifying RGRI for such liabilities, which may be substantial. We believe that an adequate provision for income taxes has been made for the potential liabilities that may result from this matter. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.
Our ability to recognize tax benefits on future U.S. tax losses and our existing U.S. loss positions may be limited under applicable tax laws.
We have generated substantial NOLs, loss carryforwards and other tax attributes for U.S. tax purposes that can be used to reduce our future federal income tax obligations. Our ability to fully utilize these tax assets (including NOLs of approximately $1.1 billion as of December 31, 2015) on a timely basis (i.e., to offset operating income as generated) will be adversely affected if we have an “ownership change” within the meaning of Section 382. An ownership change is generally defined as a greater than 50 percentage point increase in equity ownership by “five-percent shareholders” (as that term is defined for purposes of Section 382) in any three-year period.
In 2009, we adopted a Tax Benefit Preservation Plan (the “Plan”), which, as amended, was approved by our stockholders at our 2010 and 2013 annual meetings. We also adopted certain amendments to our amended and restated bylaws (the “Bylaw Amendment”) and at our 2010 and 2013 annual meetings, our stockholders approved certain amendments to our amended and restated certificate of incorporation (the “Charter Amendment”). These steps were taken to protect our ability to utilize our NOLs and other tax assets and to attempt to prevent an “ownership change” under U.S. federal income tax rules by discouraging and in most cases restricting certain transfers of our common stock that would: (i) create or result in a person becoming a five-percent shareholder under Section 382; or (ii) increase the stock ownership of any existing five-percent shareholder under Section 382. The continued effectiveness of the Plan, the Bylaw Amendment and the Charter Amendment are subject to the reapproval of the Plan and the Charter Amendment by our stockholders every three years. We expect to present the Plan and Charter Amendment and recommend their re-approval to our stockholders at the 2016 annual meeting of stockholders. There can be no assurance that our stockholders will re-approve them. If our stockholders do not re-approve these measures at our 2016 annual meeting of stockholders, neither the Charter Amendment nor the Bylaw Amendment will remain effective and the transfer restrictions they impose, as well as the Plan, would terminate on the close of business on the second business day following adjournment of the annual meeting.
Additionally, while we have adopted these tax benefit preservation measures to protect our ability to use our NOLs and other tax assets, these measures would not prevent us from experiencing an ownership change as a result of the issuance of our common stock upon the conversion of our outstanding convertible senior notes. As a result, if a holder of our convertible senior notes were to exercise its conversion rights and we did not have sufficient liquidity to settle our obligations in cash, we may be required to issue shares of our common stock which potentially could cause or contribute to an ownership change. If we experience an ownership change, we may not be able to fully utilize our NOLs and other tax assets, resulting in additional income taxes.
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
Our businesses are subject to or may be impacted by many federal and state lending, insurance and consumer laws and regulations and may be affected by changes in these laws and regulations. In particular, our businesses may be significantly impacted by the following:

•	Legislation or regulatory action impacting the charters or business practices of the GSEs;

Part 1 Item 1A. Risk Factors
______________________________________________________________________________________________________

•	Legislative reform of the U.S. housing finance system;

•	Legislation and regulation impacting the FHA and its competitive position versus private mortgage insurers;

•
State insurance laws and regulations that address, among other items, licensing of companies to transact business, claims handling, reinsurance requirements, premium rates, policy forms offered to customers and requirements for Risk-to-capital, minimum policyholder positions, reserves (including contingency reserves), surplus, reinsurance and payment of dividends;

•	The application of state, federal or private sector programs aimed at supporting borrowers and the housing market;

•	The application of RESPA, the FCRA and other laws to our businesses;

•
The amendments to Regulation AB (commonly referred to as Regulation AB II) that were adopted by the SEC in August 2014 to introduce several new requirements related to public offerings of ABS, including public offerings of RMBS for which our Services business traditionally has provided due diligence and servicer surveillance services and new credit rating agency reform rules (the “NRSRO Rules”) adopted by the SEC in August 2014, including new requirements applicable to providers of third-party due diligence services, such as our Services business, for both publicly and privately issued ABS;

•
The application of the TRID rules requiring enhanced disclosures to consumers in connection with the origination of residential mortgage loans, which may have an adverse effect on the residential mortgage market, including a negative impact on the volume of loans in the market;

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
Any of the items discussed above could adversely affect our results of operations, financial condition and business prospects. In addition, our businesses could be impacted by new legislation or regulations, as well as changes to existing legislation or regulations, that are not currently contemplated and which could occur at any time.
The implementation of the Basel III guidelines may discourage the use of mortgage insurance.
Over the past few decades, the Basel Committee on Banking Supervision has established international benchmarks for assessing banks’ capital adequacy requirements. Included within those benchmarks are capital standards related to the residential lending and securitization activity and, importantly for mortgage insurance, the treatment of mortgage insurance on those loans. In July 2013, U.S. federal banking regulators promulgated regulations to implement significant elements of the Basel framework, or Basel III. The current capital regime under Basel III for U.S. banks generally assigns a 50% risk weight to residential mortgage exposures that are prudently underwritten and performing, while all other residential mortgage exposures are assigned a 100% risk weight. U.S. banking regulatory guidance clarifies that LTV ratios can account for credit enhancement such as private MI in determining whether a loan is made in accordance with prudent underwriting standards for purposes of receiving the preferred 50% risk weight.
In December 2015, however, the Basel Committee on Banking Supervision issued another proposal for further revisions to Basel III that would propose adjustments to the risk weights for residential mortgage exposures that take into account LTV, but do not take into consideration any credit enhancement, including MI. The proposal remains open for comment until March 11, 2016. Following consideration of comments received, it is possible that the Basel Committee on Banking Supervision may propose newly revised risk weighting guidelines and the U.S. banking regulators may consider changes to the existing rules. While it remains unclear whether new guidelines will be proposed or finalized, if the federal bank regulators revise their rules to implement Basel III to reduce or eliminate the capital benefit banks receive from insuring low down payment loans with private mortgage insurance, our business and business prospects could be adversely affected.

Part 1 Item 1A. Risk Factors
______________________________________________________________________________________________________

We rely on our management team and our business could be harmed if we are unable to retain qualified personnel or successfully develop and/or recruit their replacements.
Our success depends, in part, on the skills, working relationships and continued services of our management team and other key personnel, any of whom could terminate his or her relationship with us at any time. The unexpected departure of key personnel could adversely affect the conduct of our business. In such event, we would be required to obtain other personnel to manage and operate our business. In addition, we will be required to replace the knowledge and expertise of our workforce as our workers retire. In either case, there can be no assurance that we would be able to develop or recruit suitable replacements for the departing individuals; that replacements could be hired, if necessary, on terms that are favorable to us; or that we can successfully transition such replacements in a timely manner. Failure to effectively implement our succession planning efforts and to ensure effective transfers of knowledge and smooth transitions involving members of our management team and other key personnel could adversely affect our business and results of operations. Without a properly skilled and experienced workforce, our costs, including productivity costs and costs to replace employees may increase, and this could negatively impact our earnings.
We face risks associated with our acquisition of Clayton and we may fail to realize the anticipated benefits of the Clayton acquisition.
As a result of our acquisition of Clayton and our entry into our Services business, we are exposed to certain risks that may negatively affect our financial results, including, among others, the following:

•
Our Services revenue is dependent on a limited number of large customers that represent a significant proportion of our Services total revenues. Radian Guaranty also does business with many of these significant customers. In the event of a dispute between a significant customer and either of our business segments, the overall customer relationship for Radian could be negatively impacted. The loss or reduction of business from one or more of these significant customers could adversely affect our revenues and results of operations.

•
While Clayton is not a defendant in litigation arising out of the financial crisis involving the issuance of RMBS in connection with which it has provided services, it has been in the past, and may again be in the future, subpoenaed by various parties to provide documents and information related to such litigation, and there can be no assurance that Clayton will not be subject to future claims against it, whether in connection with such litigation or otherwise. It is possible that our exposure to potential liabilities resulting from our Services business, some of which may be material or unknown, could exceed amounts we can recover through indemnification claims.

Our goodwill and other intangible assets were established primarily in connection with our acquisition of Clayton. Goodwill is an asset representing the estimated future economic benefits arising from the assets we have acquired that were not individually identified and separately recognized, and includes the value of expected future cash flows of Clayton, Clayton’s workforce, expected synergies with our other affiliates and other unidentifiable intangible assets. Goodwill is deemed to have an indefinite useful life and is subject to review for impairment annually, or more frequently, whenever circumstances indicate potential impairment. The value of goodwill is primarily supported by revenue projections, which is driven primarily by transaction volume. Intangible assets, other than goodwill, primarily consist of customer relationships, technology, trade name and trademarks, client backlog and non-competition agreements. The calculation of the estimated fair value of goodwill and other intangibles requires the use of significant estimates and assumptions that are highly subjective in nature, such as attrition rates, discount rates, future expected cash flows and market conditions. In particular, future expected cash flows include estimated transaction volumes that are not currently contracted, as well as volume projections associated with non-agency RMBS securitizations, for which current market conditions are not favorable. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. If actual results differ from our assumptions, we may not realize the full value of our goodwill and other intangible assets.
For these and other reasons there can be no assurance that the anticipated benefits from the transaction will be realized fully or at all. If we fail to realize the anticipated benefits of the Clayton acquisition, we may not realize the full value of our goodwill and other intangible assets related to the acquisition, in which case we may be required to write down or write off all such goodwill and other intangible assets. Such an impairment of our goodwill or intangible assets could have a material adverse effect on our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
At our corporate headquarters in Philadelphia, Pennsylvania, we currently lease approximately 151,197 square feet of office space and an additional 1,740 square feet of space for data storage under a lease that expires in August 2017. We also lease 23,453 square feet of office space at a separate location, 1500 Market Street in Philadelphia, Pennsylvania, for various operational and IT personnel. We also lease executive office space in New York, New York.
On November 3, 2015, we entered into a new 15-year operating lease agreement that will commence on September 1, 2017 when our current lease expires (the “2017 Lease”). The 2017 Lease is for approximately 150,000 square feet of office space at 1500 Market Street in Philadelphia, PA where our new corporate headquarters will be located. When the square footage leased under the 2017 Lease is combined with the office space we currently lease at the 1500 Market Street location, we will have approximately 175,570 square feet of office space for our corporate headquarters. For information regarding the expected obligation for payments under the 2017 Lease, see Note 17 of Notes to Consolidated Financial Statements.
In connection with our mortgage insurance operations, we lease office space in: Worthington, Ohio; Dayton, Ohio; Plano, Texas; St. Louis, Missouri; and Hong Kong. In addition, we lease office space for our Services operations in various cities in Colorado, Connecticut, Florida, Georgia, Pennsylvania and Utah, as well as in Bristol, England.
We currently have a co-location agreement with TierPoint that supports data center space and services. TierPoint serves as a production and disaster recovery location in Audubon, Pennsylvania. This agreement expires in June 2018.
We believe our existing properties are well utilized, suitable and adequate for our present circumstances.

Item 3.	Legal Proceedings.
We are routinely involved in a number of legal actions, reviews and audits, as well as inquiries and investigations by various regulatory entities involving compliance with laws or other regulations, the outcome of which are uncertain. These legal proceedings could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. In accordance with applicable accounting standards and guidance, we establish accruals only when we determine both that it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. We accrue the amount that represents our best estimate of the probable loss; however, if we can only determine a range of estimated losses, we accrue an amount within the range that, in our judgment, reflects the most likely outcome, and if none of the estimates within the range is more likely, we accrue the minimum amount of the range.
In the course of our regular review of pending legal and regulatory matters, we determine whether it is reasonably possible that a potential loss may have a material impact on our liquidity, results of operations or financial condition. If we determine such a loss is reasonably possible, we disclose information relating to such potential loss, including an estimate or range of loss or a statement that such an estimate cannot be made. On a quarterly basis, we review relevant information with respect to loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or range of losses based on such reviews. We are often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by the court on motions or appeals, analysis by experts, and the progress of settlement negotiations. In addition, we generally make no disclosures for loss contingencies that are determined to be remote. For matters for which we disclose an estimated loss, the disclosed estimate reflects the reasonably possible loss or range of loss in excess of the amount accrued, if any.
Loss estimates are inherently subjective, based on currently available information, and are subject to management’s judgment and various assumptions. Due to the inherently subjective nature of these estimates and the uncertainty and unpredictability surrounding the outcome of legal and other proceedings, actual results may differ materially from any amounts that have been accrued.

Part I Item 3. Legal Proceedings
______________________________________________________________________________________________________

As previously disclosed, we are contesting adjustments resulting from the examination by the IRS of our 2000 through 2007 consolidated federal income tax returns. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests and has proposed denying the associated tax benefits of these items. We appealed these proposed adjustments to Appeals and made “qualified deposits” with the U.S. Treasury of approximately $85 million in June 2008 relating to the 2000 through 2004 tax years and approximately $4 million in May 2010 relating to the 2005 through 2007 tax years in order to avoid the accrual of incremental above-market-rate interest with respect to the proposed adjustments.
We attempted to reach a compromised settlement with Appeals, but in September 2014 we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties of approximately $157 million. The Deficiency Amount has not been reduced to reflect our NOL carryback ability. As of December 31, 2015, there also would be interest of approximately $125 million related to these matters. Depending on the outcome, additional state income taxes, penalties and interest (estimated in the aggregate to be approximately $32 million as of December 31, 2015) also may become due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of approximately $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We currently believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim. On December 3, 2014, we petitioned the U.S. Tax Court to litigate the Deficiency Amount. On September 1, 2015, we received a notice that the case had been scheduled for trial. However, the parties jointly filed, and the U.S. Tax Court approved, motions for continuance in this matter to postpone the trial date. The litigation could take several years to resolve and may result in substantial legal expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached. We believe that an adequate provision for income taxes has been made for the potential liabilities that may result from this matter. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.
We are also involved in litigation that has arisen in the normal course of our business. We are contesting the allegations in each such pending action and management believes, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on our consolidated financial condition. However, the outcome of litigation and other legal and regulatory matters is inherently uncertain, and it is possible that one or more of the matters currently pending or threatened could have an unanticipated adverse effect on our liquidity, financial condition or results of operations for any particular period.
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
Our common stock is listed on the NYSE under the symbol “RDN.” At February 24, 2016, there were 197,500,450 shares of our common stock outstanding and approximately 59 holders of record. The following table shows the high and low sales prices of our common stock on the NYSE for the financial quarters indicated:

	2015		2014
	High	Low	High	Low
1st Quarter	$17.15	$15.19	$16.24	$13.75
2nd Quarter	19.13	16.55	15.58	13.39
3rd Quarter	19.12	15.69	15.14	12.18
4th Quarter	17.00	12.82	17.50	13.96
In 2015 and 2014, we declared quarterly cash dividends on our common stock equal to $0.0025 per share. We presently expect to continue to declare a regular quarterly dividend on our common stock. For information on Radian Group’s ability to pay dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Reference is made to the information in Item 12 of this report under the caption “Equity Compensation Plans,” which is incorporated herein by this reference.
Issuance of Unregistered Securities
During 2014, no equity securities of the Company were sold that were not registered under the Securities Act. Over the course of two days on June 22, 2015 and June 23, 2015, in connection with, and as partial consideration for, the purchases of an aggregate principal amount of $389.1 million of our Convertible Senior Notes due 2017, we issued an aggregate of 28,403,278 shares of Radian Group common stock to certain holders of these notes. The shares were issued to “qualified institutional buyers” within the meaning of Rule 144A promulgated under the Securities Act and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and corresponding provisions of state securities laws. See Notes 11 and 18 of Notes to Consolidated Financial Statements for additional information on the individual transactions.
Issuer Purchases of Equity Securities
During the fourth quarter of 2015, we did not repurchase any of our common stock.
Subsequent to the end of 2015, on January 15, 2016, we announced that our board of directors had approved a share repurchase program that authorized the Company to spend up to an aggregate of $100 million to repurchase Radian Group common stock. The authorization was effective immediately and set to expire on December 31, 2016. Pursuant to this authorization, we purchased approximately 9.4 million shares of Radian Group common stock, representing approximately 3.8% of our diluted shares outstanding as of December 31, 2015, at an average price of $10.62 per share, including commissions. No further purchase authority remains under this share repurchase program. See Note 20 of Notes to Consolidated Financial Statements for more information.

Item 6.	Selected Financial Data.
The information in the following table should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 8 and the information included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(In millions, except per-share amounts and ratios)	2015	2014	2013	2012	2011
Consolidated Statements of Operations
Net premiums earned—insurance	$915.9	$844.5	$781.4	$702.4	$680.9
Services revenue (1)	153.8	76.7	—	—	—
Net investment income	81.5	65.7	68.1	72.7	105.3
Net gains (losses) on investments and other financial instruments	35.7	80.0	(106.5)	122.1	152.1
Total revenues	1,193.3	1,072.7	749.9	902.7	943.6
Provision for losses	198.6	246.1	562.7	921.5	1,286.8
Direct cost of services (1)	90.0	43.6	—	—	—
Other operating expenses	246.2	252.3	257.4	167.7	144.5
Interest expense	91.1	90.5	74.6	51.8	61.4
Amortization and impairment of intangible assets	13.0	8.6	—	—	—
Pretax income (loss) from continuing operations	437.8	407.2	(173.3)	(272.4)	(585.0)
Income tax provision (benefit)	156.3	(852.4)	(31.5)	(48.3)	(138.2)
Net income (loss) from continuing operations	281.5	1,259.6	(141.9)	(224.1)	(446.7)
Income (loss) from discontinued operations, net of tax (2)	5.4	(300.1)	(55.1)	(227.4)	748.9
Net income (loss)	286.9	959.5	(197.0)	(451.5)	302.2
Diluted net income (loss) per share from continuing operations (3)	$1.20	$5.44	$(0.85)	$(1.69)	$(3.38)
Diluted net income (loss) per share (3)	$1.22	$4.16	$(1.18)	$(3.41)	$2.28
Cash dividends declared per share	$0.01	$0.01	$0.01	$0.01	$0.01
Average shares outstanding-diluted	246.3	233.9	166.4	132.5	132.4

Consolidated Balance Sheets
Total investments	$4,298.7	$3,629.3	$3,361.7	$3,417.8	$3,678.4
Total assets held for sale	—	1,736.4	1,768.1	1,965.6	2,403.8
Total assets	5,642.1	6,842.3	5,606.0	5,894.6	6,648.4
Unearned premiums	680.3	644.5	567.1	382.4	233.4
Reserve for losses and LAE	976.4	1,560.0	2,164.4	3,083.6	3,247.9
Long-term debt and other borrowings	1,219.5	1,192.3	914.3	655.0	810.2
Liabilities held for sale	—	947.0	642.6	722.0	851.2
Stockholders’ equity	2,496.9	2,097.1	939.6	736.3	1,182.3
Book value per share	$12.07	$10.98	$5.43	$5.51	$8.88

Part II Item 6. Selected Financial Data
______________________________________________________________________________________________________

(In millions, except per-share amounts and ratios)	2015		2014	2013	2012	2011
Consolidated Statements of Operations
Selected Ratios—Mortgage Insurance (4)
Loss ratio	21.7%		29.1%	72.0%	131.2%	189.0%
Expense ratio - NPE basis	23.9%		29.6%	36.6%	28.7%	26.6%
Expense ratio - NPW basis	22.6%		27.0%	30.1%	25.0%	25.3%
Risk-to-capital-Radian Guaranty only	14.3	:1	17.9:1	19.5:1	20.8:1	21.5:1
Risk-to-capital-Mortgage Insurance combined	14.6	:1	20.3:1	24.0:1	29.9:1	30.9:1
Other Data—Mortgage Insurance
Primary NIW	$41,411		$37,349	$47,255	$37,061	$15,510
Direct primary IIF	175,584		171,810	161,240	140,363	126,185
Direct primary RIF	44,627		43,239	40,017	34,372	30,692
Persistency Rate (12 months ended) (5)	78.8%		84.2%	82.1%	82.9%	85.4%
Persistency (quarterly, annualized) (5)	81.8%		83.3%	83.5%	81.5%	84.7%
________________

(1)	Primarily represents the activity of Clayton, acquired June 30, 2014.

(2)
Radian completed the sale of Radian Asset Assurance to Assured on April 1, 2015, pursuant to the Radian Asset Assurance Stock Purchase Agreement dated as of December 22, 2014. Until the April 1, 2015 sale date, the operating results of Radian Asset Assurance were classified as discontinued operations for all periods presented in our condensed consolidated statements of operations. See Note 3 of Notes to Consolidated Financial Statements for additional information.

(3)	Diluted net income (loss) per share and average share information in accordance with the accounting standard regarding earnings per share.

(4)
Calculated using amounts determined under GAAP, using provision for losses to calculate the loss ratio and policy acquisition costs and other operating expenses to calculate the expense ratio both as a percentage of net premiums earned and net premiums written. Expense ratios include amounts that have been reallocated to the Mortgage Insurance segment that were previously allocated to the financial guaranty segment, but were not reclassified to discontinued operations.

(5)
In 2015, we refined our Persistency Rate calculation to incorporate loan level detail rather than aggregated portfolio data. Prior periods have been recalculated and reflect the current calculation methodology.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 8. Some of the information included in this discussion and analysis or included elsewhere in this report, including with respect to our plans and our strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Cautionary Note Regarding Forward—Looking Statements—Safe Harbor Provisions” and in the Risk Factors detailed in Item 1A of this Annual Report on Form 10-K.

Overview
We provide mortgage insurance on first-lien mortgage loans, and products and services to the real estate and mortgage finance industries. We have two business segments—Mortgage Insurance and Services. Our Mortgage Insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, to mortgage lending institutions nationwide. We provide our mortgage insurance products mainly through our wholly-owned subsidiary, Radian Guaranty. Our Services segment provides outsourced services, information-based analytics and specialty consulting for buyers and sellers of, and investors in, mortgage- and real estate-related loans and securities as well as other ABS. The primary lines of business in our Services segment include: (1) loan review and due diligence; (2) surveillance, including RMBS surveillance, loan servicer oversight, loan-level servicing compliance reviews and operational reviews of mortgage servicers and originators; (3) valuation and component services providing outsourcing and technology solutions for the SFR and residential real estate markets; as well as outsourced solutions for appraisal, title and closing services; (4) REO management services; and (5) services for the United Kingdom and European mortgage markets through our EuroRisk operations. These services and solutions are provided primarily through Clayton and its subsidiaries, including Green River Capital, Red Bell and ValuAmerica.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

REVENUE BY BUSINESS SEGMENT (2015)

Services
15%
Mortgage
Insurance
85%

Total Net Premiums Earned and Services Revenue[(1)]: $1.1 billion

(1) Includes net premiums earned and services revenue on a segment basis, and excludes net investment income, net gain on investments and other financial instruments and other income.

Operating Environment and Business Strategy.  As a seller of mortgage credit protection and mortgage and real estate products and services, our results are subject to macroeconomic conditions and specific events that impact the mortgage origination environment and the credit performance of our underlying insured assets. The operating environment for our businesses has been improving over the past several years as the U.S. economy (unemployment in particular) and housing market have been recovering from the financial crisis that began in 2007.
During this period of economic improvement, mortgage origination volumes have been positively impacted by increased mortgage refinancings as a result of the low interest rate environment, as well as a steady recovery in the home purchase market. New lending laws and regulations were enacted in response to the financial crisis, which when combined with lenders’ more restrictive lending guidelines and the absence of a robust securitization market for non-GSE loans, have resulted in more restrictive credit standards for home financing. As a result, post-2008 loan originations have consisted primarily of high credit quality loans with significantly better credit performance than that of the loans in our Legacy Portfolio. While credit quality has been improving, the restrictive credit environment has made it more challenging for many first-time home buyers to finance a home, which has limited the growth of the mortgage industry. See Results of Operations—Mortgage Insurance—NIW, IIF, RIF for additional information regarding our portfolio mix and the mortgage industry.
Since the beginning of 2009, we have written approximately $207 billion of NIW in this improving environment. Our NIW increased 11% for the year ended December 31, 2015, compared to the same period of 2014. As of December 31, 2015, our portfolio of business written since the beginning of 2009, including HARP refinancings, represented approximately 84% of our total primary RIF.
As a result of the improving macroeconomic and credit trends referenced above, throughout 2014 and 2015 our results of operations have improved significantly. The negative impact from losses in our Legacy Portfolio has been reduced and we have continued to write a high volume of insurance on high credit quality loans. The improving environment has contributed to a reduction in our incurred losses and claims submitted and paid in our mortgage insurance business. The number of new primary mortgage insurance defaults, net of defaults that defaulted but were cured within the same period, declined by 13.9% for the year ended December 31, 2015, compared to the same period of 2014. Similarly, our primary default rate of 4.0% at December 31, 2015 declined from 5.2% at December 31, 2014.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

While the positive macroeconomic and credit trends have contributed to the improved financial strength of existing private mortgage insurers, these trends also have encouraged newer entrants into the private mortgage insurance industry. The presence of newer entrants in the industry has increased price competition as these companies seek to gain a greater presence in the market and more established industry participants seek to defend their market share and customer relationships. As a result, recent pricing trends have included: (i) the increased use of a spectrum of filed rates to allow for formulaic, risk-based pricing (commonly referred to as “black-box” pricing); (ii) a significant increase in the broad use of customized (often discounted) rates on lender-paid, Single Premium policies, and more recently, on borrower-paid, monthly premium policies; and (iii) overall reductions in standard filed rates on borrower-paid policies. The willingness of mortgage insurers to offer reduced pricing (through filed or customized rates) has been met with an increased demand from certain large lenders for reduced rate products. This has further intensified the pricing environment and has resulted in new pricing levels (whether through filed or customized rates) that private mortgage insurers are expected to meet in order to avoid risking a potential significant loss in NIW.
The heightened pricing competition has occurred in the context of generally higher capital requirements being applied to private mortgage insurers as a result of the PMIERs and more aggressive pricing by the FHA (which is most impactful with respect to high-LTV loans for borrowers with FICO scores below 720). This has produced a marketplace where balancing both targeted returns on new business and an acceptable share of the insured market has become increasingly challenging for all participants. In formulating our strategy in this environment, we have taken a disciplined approach to establishing rates and delivering a mix of business that is expected to produce our targeted level of returns on a blended basis and an acceptable level of NIW. In furtherance of this strategy, we recently: (1) increased our filed rates for lender-paid mortgage insurance; (2) continued to use the authority set forth in our rate filings to provide customized premiums for lender-paid, Single Premium mortgage insurance on a selective and negotiated basis while, importantly, declining to participate in significantly discounted, Single Premium business that has been offered for bid on an aggregated basis (which we estimate represented approximately 5% of the total private mortgage insurance market in 2015); and (3) determined to change our borrower-paid, filed rates in order to remain competitive, which generally will have the effect of decreasing our standard rates on higher FICO business and raising our rates on lower FICO business where the FHA is already very competitive.
As a result of these changes, we believe we remain well positioned to compete for the high-quality business being originated today and to capture a larger share of the generally more profitable, borrower-paid business, while at the same time maintaining attractive projected returns on NIW within our targeted ranges. While our portfolio returns will depend on a number of factors, including the amount and mix of NIW that we are able to write at these new levels and the amount of reinsurance we use in the future, we currently expect our pricing changes will produce returns on new business on an unlevered basis (i.e., after-tax underwriting returns plus projected investment income) of approximately 13% to 14% and approximately 16% to 17% on a levered basis (i.e., after-tax returns taking into consideration a targeted corporate debt to capital ratio of less than 30%). Most importantly, we believe our pricing actions will allow us to compete more effectively.
The GSEs recently revised the PMIERs, effective on December 31, 2015, with the aim of ensuring that the approved insurers will continue to possess the financial and operational capacity to serve as strong counterparties to the GSEs throughout various market conditions. The PMIERs are comprehensive, covering virtually all aspects of the business and operations of a private mortgage insurer, including internal risk management and quality controls, the relationship between the GSEs and the approved insurer and the approved insurer’s financial condition. The GSEs have significant discretion under the PMIERs as well as a broad range of consent rights to approve various actions of the approved insurer. Radian Guaranty currently is in compliance with the PMIERs. See “—2015 and Other Recent Developments—Fourth Quarter 2015 Transactions for PMIERs Compliance,” below for additional information.
Radian is focused on a number of strategic objectives, as described in “Radian’s Long-Term Strategic Objectives” in “Part I, Item 1. Business—General.” Our strategy for future growth includes continuing to grow our mortgage insurance business as well as broadening our capabilities to provide mortgage and real estate-related products and services to the real estate and mortgage finance markets. Our capabilities are illustrated by the graphic, “Existing Capabilities within Primary Areas of Mortgage Finance Industry” in “Part I, Item 1. Business, I. General.”

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

Our Services segment provides a diverse array of services to participants in multiple facets of the residential real estate and mortgage finance markets. As a result, we believe the Services segment is well-positioned to generate revenue in both healthy and distressed mortgage market conditions. Historically, a significant portion of this revenue was generated from activities related to non-agency RMBS issuance, which has been limited in recent years. We believe that the potential future re-emergence of the non-agency RMBS market may represent a significant long-term growth opportunity for our loan review, due diligence and surveillance services. However, the size and timing for the return of this market are uncertain and will be impacted by factors outside our control, including market demand and regulation. In addition, our Services segment has recently experienced revenue growth from its products serving the SFR market, including SFR securitizations, which is an emerging market that experienced rapid growth in 2014. However, there has been a decline in the pace of home purchases by institutional investors and a slowdown in SFR securitizations, which have negatively impacted our revenue in 2015. This trend is expected to continue in 2016.
2015 and Other Recent Developments
Developments Subsequent to 2015. Subsequent to the end of fiscal year 2015, we announced and completed a new share repurchase program pursuant to which we purchased an aggregate of $100 million of Radian Group common stock at an average price of $10.62 per share, including commissions. As a result of this program, we reduced our diluted shares outstanding by approximately 3.8%. No further purchase authority remains under this share purchase program. See Note 20 of Notes to Consolidated Financial Statements for more information.
In February 2016, in order to manage the mix of business in our portfolio and to continue managing Radian Guaranty’s Minimum Required Assets under the PMIERs in a cost-effective manner, we entered into the Single Premium QSR. The Single Premium QSR (including the amount of the benefit to our Minimum Required Assets under PMIERs) remains subject to GSE approval, and therefore, we have not yet begun to cede any business under this agreement. Assuming we receive GSE approval for the Single Premium QSR, we expect it to reduce the amount of our Minimum Required Assets by between $120 million to $150 million. We can provide no assurance if and when the GSEs may approve the Single Premium QSR, and if it is approved, whether it will be approved in its current form or on alternative terms and conditions that are acceptable to us and the third-party reinsurers. We continue to explore additional alternatives, including commutations and additional external reinsurance, in order to provide financial flexibility while continuing to comply with the PMIERs.
Fourth Quarter 2015 Transactions for PMIERs Compliance. Radian Guaranty currently is in compliance with the PMIERs Financial Requirements, which became effective December 31, 2015. In order to comply with the PMIERs and maximize financial flexibility, Radian Group executed certain fourth-quarter 2015 actions, including:

•	the transfer of $325 million of cash and marketable securities to Radian Guaranty in exchange for a Surplus Note issued by Radian Guaranty; and

•	a capital contribution of $50 million to an exclusive affiliated reinsurer of Radian Guaranty.
In addition, in order to manage Radian Guaranty’s Minimum Required Assets under the PMIERs, Radian Guaranty chose not to exercise its option to recapture a portion of the risk ceded under its existing Second QSR Transaction. As a result, Radian Guaranty received a profit commission of $8.0 million based on performance to date and an $8.5 million prepaid supplemental ceding commission.
See “Liquidity and Capital Resources—Radian Group—Short-Term Liquidity Needs—Capital Support for Subsidiaries” for additional information regarding these transactions, and “Regulation—Direct Federal Regulation—GSE Requirements” for additional information regarding the PMIERs.
The implementation of the final PMIERs has: (1) increased the amount of capital that Radian Guaranty is required to hold, and therefore, may reduce our returns on subsidiary capital; (2) imposed higher capital requirements for certain types of mortgage insurance policies, that may potentially impact the type and volume of business that Radian Guaranty and other private mortgage insurers are willing to write; (3) imposed extensive and more stringent operational requirements in areas such as claim processing, loss mitigation, document retention, underwriting, quality control, reporting and monitoring, among others, that may result in additional costs to maintain compliance; and (4) imposed a requirement for Radian Guaranty to receive the consent of the GSEs prior to taking certain actions such as paying dividends, entering into various intercompany agreements, and commuting or reinsuring risk, among others.
2015 Debt and Equity Transactions. During the second quarter of 2015, Radian Group completed a series of transactions to strengthen its capital position, including reducing its overall cost of capital and improving the maturity profile of its debt. This series of transactions had four components:

•	the issuance of $350 million aggregate principal amount of Senior Notes due 2020;

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

•	the purchases of approximately $389.1 million aggregate principal amount of Convertible Senior Notes due 2017;

•	the termination of a corresponding portion of the capped call transactions related to the purchased Convertible Senior Notes due 2017; and

•	the entry into an ASR program to repurchase an aggregate of $202 million of Radian Group common stock.
In the aggregate, these debt and equity transactions, including the ASR program, resulted in:

•	a net increase in available holding company liquidity of approximately $26.0 million;

•	a net increase in long-term debt of approximately $16.0 million;

•	a net decrease in the equity component of currently redeemable convertible senior notes of approximately $55.0 million; and

•	a net increase in stockholders’ equity of approximately $90.4 million.
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
See Notes 11 and 18 of Notes to Consolidated Financial Statements for additional information on the individual debt and equity transactions.
Sale of Radian Asset Assurance.  On April 1, 2015, Radian Guaranty completed the sale of Radian Asset Assurance to Assured, pursuant to the Radian Asset Assurance Stock Purchase Agreement. See Note 3 of Notes to Consolidated Financial Statements for additional information related to discontinued operations.
Clayton’s Acquisitions.  During the first quarter of 2015, Clayton acquired Red Bell, a real estate brokerage company. In addition, in October 2015, Clayton acquired ValuAmerica, a national title agency and appraisal management company with a technology platform that helps mortgage lenders and their vendors streamline and manage their supply chains and operational workflow. These acquisitions expand Clayton’s scope of services and are consistent with our strategy to be positioned to offer products and services throughout the entire mortgage value chain. See Notes 1 and 7 of Notes to Consolidated Financial Statements for additional information regarding these acquisitions.
BofA Settlement Agreement.  Implementation of the BofA Settlement Agreement commenced on February 1, 2015 for Subject Loans held in portfolio by the Insureds or purchased by the GSEs as of that date. See Note 10 of Notes to Consolidated Financial Statements for additional information about the BofA Settlement Agreement.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

Key Factors Affecting Our Results
Mortgage Insurance
The charts below summarize certain of the key factors affecting revenue, as discussed in the sections which follow.

CUSTOMERS
• Mortgage bankers
• Mortgage brokers
• Commercial banks
• Savings institutions
• Credit unions
• Community banks

REVENUE DRIVERS
• IIF
• Persistency Rate
• Mortgage origination market
• Premium rates
• Penetration percentage of private mortgage insurance
• Radian’s market share

ADDITIONAL FUTURE DRIVERS
• Growth in IIF
• Continued diversification of client base
• Improving borrower access to credit may create expanded origination market
• Increasing rate of household formation
• Market demand for low down payment loans
• Participation in GSE efforts to increase credit risk transfer

•
NIW.  NIW is affected by the overall size of the mortgage origination market, the penetration percentage of private mortgage insurance into the overall mortgage origination market and our market share of the private mortgage insurance market. The overall mortgage origination market is influenced by macroeconomic factors such as household formation, household composition, home affordability, interest rates, housing markets in general, credit availability and the impact of various legislative and regulatory actions that may influence the housing and mortgage finance industries. The penetration percentage of private mortgage insurance is mainly influenced by the competitiveness of private mortgage insurance for GSE conforming loans compared to FHA insurance, and the relative percentage of mortgage originations that are for purchased homes versus refinances.

The following charts provide a historical perspective on certain key market drivers, including:

•	the mortgage origination volume from home purchases and refinancings;

•	private mortgage insurance penetration as a percentage of the mortgage origination market; and

•	the composition of the insured mortgage market between private mortgage insurance and FHA insurance.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

MORTGAGE ORIGINATION MARKET AND MORTGAGE INSURANCE PENETRATION

13%
16%
20%
20%
16%
17%
19%
19%
17%
18%
20%
20%
7%
9%
12%
12%
11%
12%
14%
14%
12%
12%
14%
13%
5%
5%
5%
4%
4%
4%
7%
7%
7%
5%
5%
5%
$527
$552
$430
$318
$260
$344
$363
$337
$374
$487
$434
$394
$383
$360
$229
$161
$119
$127
$140
$150
$208
$227
$173
$184
$144
$192
$201
$157
$140
$217
$223
$188
$166
$260
$261
$210
Q1 13
Q2 13
Q3 13
Q4 13
Q1 14
Q2 14
Q3 14
Q4 14
Q1 15
Q2 15
Q3 15
Q4 15
Purchase
Refinance
Private MI Purchase Penetration
Private MI Refinance Penetration (Excl. HARP)
Private MI Penetration (Excl. HARP)

Note: $ in billions

Source: Based on actual dollars generated in the market, as reported by GSEs and company publicly reported information. Q4 15 is based on most recent available industry and GSE estimates.

MORTGAGE INSURANCE MARKET COMPOSITION

$38
$64
$49
$63
$51
$49
$37
$36
$28
$28
$42
$33
$52
$38
$46
$35
$44
$37
$59
$66
$62
$75
$50
$58
$20
$36
$18
$31
$11
$16
$6
$9
$5
$7
$5
$7
$9
$7
$10
$8
$15
$13
$12
$29
$9
$23
$9
$17
$19
$28
$31
$32
$39
$34
$31
$27
$23
$21
$37
$26
$43
$31
$36
$28
$29
$24
$48
$37
$53
$52
$41
$41
Q1 13
Q2 13
Q3 13
Q4 13
Q1 14
Q2 14
Q3 14
Q4 14
Q1 15
Q2 15
Q3 15
Q4 15
Private MI Home Purchase
Private MI Refinance (excl. HARP)
FHA Purchase
FHA Refinance

Note: $ in billions

Source: Based on actual dollars generated in the market, as reported by GSEs and company publicly reported information. Q4 15 is based on most recent available industry and GSE estimates.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

Private mortgage insurance penetration in the insurable market tends to be significantly higher on new mortgages for purchased homes than on the refinance of existing mortgages because average LTV ratios are typically higher on home purchases, and therefore, are more likely to require mortgage insurance. Radian Guaranty’s share of the private mortgage insurance market is influenced by competition in that market and our ability to maintain or grow existing levels of NIW. See “Item 1. Business—Mortgage Insurance—Competition.”

•
Premiums.  The premium rates we charge for our insurance are based on a number of borrower, loan and property characteristics. Premiums on our mortgage insurance products are generally paid as Monthly Premiums or Single Premiums. In addition, premiums may be paid as a combination of an up-front premium at origination plus monthly renewals, or in some cases, as annual or other periodic premiums paid over multiple years.

NIW increases our IIF and our premiums written and earned. Our IIF growth over time, as shown in the chart below, is expected to function as one of our primary drivers of increased future revenue.

RADIAN IIF GROWTH: A KEY DRIVER OF FUTURE PROFITABILITY
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
40% increase
$126 billion
$140 billion
$161 billion
$172 billion
$176 billion
2011
2012
2013
2014
2015

An increase or decrease in IIF will generally have a corresponding impact on premiums earned. Cancellations of our insurance policies and other reductions of IIF, such as rescissions of coverage and claims paid, generally have a negative effect on premiums earned. The measure for assessing the impact of policy cancellations on our IIF is our Persistency Rate, defined as the percentage of IIF that remains on our books after any 12-month period. Insurance premiums on our Monthly Premium insurance policies are paid and earned over time; therefore, higher Persistency Rates on Monthly Premium insurance policies enable us to earn more premiums and recover some or all of our policy acquisition costs, which generally would result in increased profitability from these monthly policies. When Single Premium Policies are cancelled by the insured because the loan has been paid off or otherwise, we accelerate the recognition of any remaining unearned premiums. Therefore, assuming all other factors remain constant, profitability increases on our Single Premium business when Persistency Rates are lower. Rescissions, which are discussed in further detail below, result in a full refund of the inception-to-date premiums received, and therefore, premiums earned are negatively affected by any increases in our accrual for estimated Rescission refunds. Additionally, premiums ceded to third-party reinsurance counterparties decrease premiums written and earned.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

•
Losses.  Incurred losses represent the estimated future claim payments on newly defaulted insured loans as well as any change in our claim estimates for existing defaults. Our mortgage insurance incurred losses are driven primarily by new defaults and changes in the estimates we use to determine our losses, including estimates with respect to the likelihood, magnitude and timing of anticipated losses, and our estimate of the rate at which we expect defaults will ultimately result in paid claims. Other factors influencing incurred losses include:

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

-
Changes in housing values (declines in housing values generally make it more difficult for borrowers to sell a home to avoid default or for the property to be sold to mitigate any claim, and also may negatively affect a borrower’s willingness to continue to make mortgage payments when the home value is less than the mortgage balance);

-
The distribution of claims over the life cycle of a portfolio (historically, claims are relatively low during the first two years after a loan is originated and then increase over a period of several years before declining; however, several factors can impact and change this cycle, including the economic environment, the quality of the underwriting of the loan, characteristics of the mortgage loan, the credit profile of the borrower, housing prices and unemployment rates);

-
Our ability to mitigate potential losses through Rescissions, Claim Denials, cancellations and Claim Curtailments on claims submitted to us. These actions all reduce our incurred losses. However, if these Loss Mitigation Activities are successfully challenged at rates that are higher than expected or we agree to settle disputes related to our Loss Mitigation Activities at levels above our expected losses, our incurred losses will increase. As our Legacy Portfolio has become a smaller percentage of our overall insured portfolio, there has been a decrease in the amount of Loss Mitigation Activity with respect to the claims we receive, and we expect this trend to continue. As a result, our future Loss Mitigation Activity is not expected to mitigate our losses to the same extent as in prior years;

-
The BofA Settlement Agreement established that Radian will limit Rescissions, Claim Denials or Claim Curtailments on Legacy Loans. See Note 10 of Notes to Consolidated Financial Statements for additional information about the BofA Settlement Agreement; and

-
The Freddie Mac Agreement established certain terms for the treatment of the loans subject to that agreement, including claim payments, Loss Mitigation Activity and insurance coverage, and capped Radian Guaranty’s claim exposure on such loans. See Note 10 of Notes to Consolidated Financial Statements for additional information.

•
Other Operating Expenses.  Our other operating expenses are affected by the level of NIW, as well as the level of RIF. Additionally, in recent periods, our operating expenses have been impacted significantly by compensation expense associated with changes in the estimated fair value of certain of our long-term equity-based incentive awards that are settled in cash. The fair value of these awards, and associated compensation expense, have been dependent, in large part, on our stock price at any given point in time. Substantially all of these awards vested and were paid to grantees in June 2014 and June 2015. Therefore, although these awards had produced significant expense volatility in the past due to their valuation relative to Radian Group’s common stock price, the expense volatility from these awards will not continue in the future.

Certain corporate income and expenses that were previously allocated to the financial guaranty segment but were not reclassified to discontinued operations, such as investment income, interest expense and corporate overhead expenses, have been reallocated to the Mortgage Insurance segment for those periods in which discontinued operations are presented.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

•
Third-Party Reinsurance.  We use third-party reinsurance in our mortgage insurance business to manage capital and risk. When we enter into a reinsurance agreement, the reinsurer receives a premium and, in exchange, agrees to insure an agreed upon portion of incurred losses. This arrangement has the impact of reducing our earned premiums but also reduces our net RIF, which provides capital relief to the insurance subsidiary ceding the RIF and reduces our incurred losses by any incurred losses ceded in accordance with the reinsurance agreement. In addition, we often receive ceding commissions from the reinsurer as part of the transaction, which reduces our operating expenses. In the past, we also had entered into capital markets-based reinsurance transactions designed to transfer all or a portion of the risk associated with certain higher risk mortgage insurance products. See Note 8 of Notes to Consolidated Financial Statements for more information about our reinsurance arrangements.

Services
On June 30, 2014, we acquired Clayton, which is a leading provider of services and solutions to the real estate and mortgage finance industries, providing outsourced services, information-based analytics and specialty consulting for buyers and sellers of, and investors in, mortgage- and real estate-related loans and securities as well as other ABS. See Note 1 of Notes to Consolidated Financial Statements and “Item 1. Business—Mortgage and Real Estate Services (“Services”)—Business” for additional information regarding the Services segment’s business.
Clayton’s principal customers include a wide range of financial institutions, the GSEs, securitization trusts, investors, regulators and other mortgage-related service providers, including mortgage originators, mortgage purchasers, MBS issuers, MBS investors and mortgage servicers. See “Item 1. Business—Mortgage and Real Estate Services (“Services”)—Customers” for additional information regarding the Services segment’s customers.
The results of Clayton’s operations have been included in our financial statements in the Services segment from the June 30, 2014 date of acquisition. The Services segment’s results primarily reflect the operations and offerings of Clayton, along with other services and activities we offer that are complementary to our mortgage insurance business. In contrast to the Mortgage Insurance segment, the Services segment is a fee-for-service business without significant balance sheet risk.
Key factors impacting results include:

•
Services Revenue.  Our Services revenue is primarily derived from: (i) loan review and due diligence services; (ii) surveillance services, including RMBS surveillance, loan servicer oversight, loan-level servicing compliance reviews and operational reviews of mortgage servicers and originators; (iii) valuation and component services, providing outsourcing solutions primarily for the SFR and real estate markets, as well as outsourced solutions for appraisal, title and closing services; and (iv) REO management services. See “Mortgage and Real Estate Services—Business—Mortgage and Real Estate Services Revenue Drivers” for additional information regarding current and expected future revenue drivers.

Potential sales volume in our Services business depends in part on the overall activity in the mortgage finance market and the health of related industries. We believe the diversity of the services offered by our Services segment, which is intended to cover all phases of the mortgage value chain, will help produce fee income from the Services segment throughout various mortgage finance environments. For example, the demand for due diligence services may decrease in unfavorable economic conditions due to lower mortgage origination and securitization volumes, whereas the demand for REO management services may tend to increase in such an environment. In addition, while the size of the mortgage finance market may be adversely impacted by increased regulatory requirements, these increased requirements may increase the demand for certain of our services, including services related to compliance with the CFPB mortgage servicing standards and the regulatory requirements for third-party review of loans in ABS.
Our valuation and component services business provides services to the SFR market, including SFR securitizations, which is an emerging market that experienced rapid growth in 2014. However, there has been a decline in the pace of home purchases by institutional investors and a slowdown in SFR securitizations, which have negatively impacted our revenue in 2015. This trend is expected to continue in 2016. In addition, we believe that the potential future re-emergence of the non-agency RMBS market, which has been limited in recent years, represents a potentially significant long-term growth opportunity for loan review, due diligence and surveillance services. However, the size and timing for the return of this market are uncertain and will be impacted by factors outside of our control, including market demand and regulation.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

The Services segment is dependent on a limited number of large customers that represented a significant portion of its revenues. Access to Radian Guaranty’s mortgage insurance customer base may provide additional opportunities to expand the segment’s existing customers. However, an unexpected loss of a major customer could significantly impact the level of Services revenue. Generally, our contracts do not contain volume commitments and may be terminated by clients at any time. Revenue for the Services segment also includes inter-segment revenues from services performed for our Mortgage Insurance segment. See Note 4 of Notes to Consolidated Financial Statements for additional information.
In our Services segment, we generate revenue under three basic types of contracts:

-
Fixed-Price Contracts.  Under a fixed-price contract, we agree to perform the specified work for a pre-determined per-unit or per-file price. To the extent our actual direct and allocated indirect costs decrease or increase from the estimates upon which the price was negotiated, we will generate more or less profit, respectively, or could incur a loss. We use fixed-price contracts in our valuation and component services, as well as in our loan review and due diligence services. These contracts are also used in our surveillance business for our servicer oversight services and RMBS surveillance services, as well as in our REO management business.

-
Time-and-Expense Contracts.  Under a time-and-expense contract, we are paid a fixed hourly rate, and we are reimbursed for billable out-of-pocket expenses as work is performed. To the extent our actual direct labor costs decrease or increase in relation to the fixed hourly billing rates provided in the contract, we may generate more or less profit, respectively. However, since these contracts are generally short-term in nature, the risk is limited to the periods covered by the contracts. These contracts are used in our loan review, due diligence and EuroRisk services offerings, as well as in the consulting services that we offer as part of our surveillance business.

-
Percentage-of-Sale Contracts.  A portion of REO management services are provided under percentage-of-sale contracts, in which we are paid a contractual percentage of the sale proceeds upon the sale of each property. To the extent the sale of a property is delayed or not consummated, or the sales proceeds are significantly less than originally estimated, we may generate less profit than anticipated, or could incur a loss. These contracts are only used for our REO management services.

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

Financial Guaranty and Discontinued Operations

•
Radian Asset Assurance Stock Purchase Agreement. Radian completed the sale of Radian Asset Assurance to Assured on April 1, 2015, pursuant to the Radian Asset Assurance Stock Purchase Agreement dated as of December 22, 2014. Until the April 1, 2015 sale date, the operating results of Radian Asset Assurance were classified as discontinued operations for all periods presented in our consolidated statements of operations. Previously, Radian Asset Assurance had represented substantially all of the financial guaranty segment; therefore, as a result of the sale, we no longer report a financial guaranty business segment.

Radian Asset Assurance provided direct insurance and reinsurance on credit-based structured finance and public finance risks. The assets and liabilities associated with the discontinued operations were historically a source of significant volatility to Radian’s results of operations, due to various factors including fluctuations in fair value and credit risk. For additional information related to discontinued operations, see Note 3 of Notes to Consolidated Financial Statements.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

Other Factors Affecting Consolidated Results

•	Investment Income. Investment income is determined primarily by the investment balances held and the average yield on our overall investment portfolio.

•
Net Gains (Losses) on Investments.  The recognition of realized investment gains or losses can vary significantly across periods as the activity is highly discretionary based on such factors as market opportunities, our tax and capital profile and overall market cycles that impact the timing of the sales of securities. Unrealized investment gains and losses arise primarily from changes in the market value of our investments that are classified as trading and these unrealized gains and losses are generally the result of changes in interest rates or credit spreads and may not necessarily result in economic gains or losses.

•
Amortization and Impairment of Intangible Assets.  Amortization of intangible assets represents the periodic expense required to amortize the cost of intangible assets over their estimated useful lives. The periodic review of intangible assets for potential impairment may also impact consolidated results. Our intangible assets primarily relate to the acquisition of Clayton, and their valuation is based on management’s assumptions, which are inherently subject to risks and uncertainties. See Note 7 of Notes to Consolidated Financial Statements for additional information.

Results of Operations—Consolidated
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for 2015 primarily reflect the financial results and performance of our two business segments—Mortgage Insurance and Services. See “—Results of Operations—Mortgage Insurance,” and “—Results of Operations—Services” for the operating results of these business segments.
In addition to the results of our operating segments, pretax income (loss) is also affected by “Other Factors Affecting Consolidated Results” described above. See “—Use of Non-GAAP Financial Measure” below for more information regarding items that are excluded from the operating results of our operating segments.
We allocate to our Mortgage Insurance segment: (i) corporate expenses based on an allocated percentage of time spent on the Mortgage Insurance segment; (ii) all interest expense except for interest expense related to the Senior Notes due 2019 that were issued to fund our purchase of Clayton; and (iii) all corporate cash and investments.
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

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

The following table highlights selected information related to our consolidated results of operations for the years ended December 31, 2015, 2014 and 2013:

				$ Change
	Year Ended December 31,			Favorable (Unfavorable)
($ in millions, except per-share amounts)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net income (loss) from continuing operations	$281.5	$1,259.6	$(141.9)	$(978.1)	$1,401.5
Income (loss) from discontinued operations, net of tax	5.4	(300.1)	(55.1)	305.5	(245.0)
Net income (loss)	286.9	959.5	(197.0)	(672.6)	1,156.5
Diluted net income (loss) per share	1.22	4.16	(1.18)	(2.94)	5.34
Book value per share at December 31,	12.07	10.98	5.43	1.09	5.55

Net premiums earned-insurance	$915.9	$844.5	$781.4	$71.4	$63.1
Services revenue	153.8	76.7	—	77.1	76.7
Net investment income	81.5	65.7	68.1	15.8	(2.4)
Net gains (losses) on investments and other financial instruments	35.7	80.0	(106.5)	(44.3)	186.5
Provision for losses	198.6	246.1	562.7	47.5	316.6
Policy acquisition costs	22.4	24.4	28.5	2.0	4.1
Direct cost of services	90.0	43.6	—	(46.4)	(43.6)
Other operating expenses	246.2	252.3	257.4	6.1	5.1
Interest expense	91.1	90.5	74.6	(0.6)	(15.9)
Loss on induced conversion and debt extinguishment	94.2	—	—	(94.2)	—
Amortization and impairment of intangible assets	13.0	8.6	—	(4.4)	(8.6)
Income tax provision (benefit)	156.3	(852.4)	(31.5)	(1,008.7)	820.9

Adjusted pretax operating income (loss) (1)	510.9	342.4	(67.4)	168.5	409.8
________________________

(1)	See “—Use of Non-GAAP Financial Measure” below.
Net Income (Loss) from Continuing Operations.  As discussed in more detail below, our results for 2015 compared to 2014 reflect: (i) an income tax provision in 2015, in contrast to a significant income tax benefit in 2014 that resulted primarily from the reversal of substantially all of our deferred tax valuation allowance in 2014; (ii) a loss on induced conversion and debt extinguishment; and (iii) lower net gains on investments and other financial instruments. These items were partially offset by: (x) an increase in net premiums earned on insurance; and (y) a reduction in the provision for losses.
Our results for 2014 compared to 2013 reflect: (i) the significant tax benefit associated with the reversal of substantially all of our deferred tax valuation allowance; (ii) a significant reduction in the provision for losses; (iii) net gains on investments and other financial instruments in 2014, as compared to net losses in 2013; and (iv) an increase in net premiums earned. See “—Results of Operations—Mortgage Insurance” for more information on our net premiums earned-insurance, net investment income, provision for losses, and operating expenses.
Income (Loss) from Discontinued Operations, Net of Tax. Upon completion of the sale of Radian Asset Assurance in 2015, we recorded an additional pre-tax impairment charge of $14.3 million. In 2015, we recorded total net income from discontinued operations of $5.4 million, consisting primarily of the recognition of investment gains previously deferred and recorded in accumulated other comprehensive income and recognized as a result of the completion of the sale of Radian Asset Assurance to Assured, as well as adjustments to estimated transaction costs and taxes.
Based upon the Radian Asset Assurance Stock Purchase Agreement, Radian Asset Assurance met the criteria to be accounted for as held for sale and discontinued operations at December 31, 2014. As a result, in 2014, we recognized a $467.5 million pre-tax impairment charge reported as loss from discontinued operations. We have also reclassified the related operating results as discontinued operations for all periods presented in our consolidated statements of operations. No general corporate overhead or interest expense was allocated to discontinued operations in 2015 or 2014.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

The loss from discontinued operations consists of three components: (i) loss on classification as held for sale for the year ended December 31, 2014; (ii) income or loss from operations of businesses held for sale; and (iii) income tax provision. The divestiture of our financial guaranty business was part of Radian’s strategy to focus its business on the real estate and mortgage finance markets and accelerated its ability to comply with the PMIERs.
For additional information related to discontinued operations, see Note 3 of Notes to Consolidated Financial Statements.
Services Revenue and Direct Cost of Services.  In 2015 and 2014, services revenue and direct cost of services all relate to our Services segment. See “—Results of Operations—Services” for more information.
Net Gains (Losses) on Investments and Other Financial Instruments.  The components of the net gains (losses) on investments and other financial instruments for the periods indicated are as follows:

	Year Ended December 31,
(In millions)	2015	2014	2013
Net unrealized (losses) gains related to change in fair value of trading securities and other investments	$(27.0)	$92.2	$(117.2)
Net realized gains (losses) on sales	62.1	(8.3)	18.3
Net gains (losses) on other financial instruments	0.6	(3.9)	(7.6)
Net gains (losses) on investments and other financial instruments	$35.7	$80.0	$(106.5)

Other Operating Expenses.  Among other items, our other operating expenses include compensation expense associated with changes in the estimated fair value of certain cash-settled long-term incentive awards that are valued, in large part, based on the stock price of Radian Group’s common stock. During 2015, our expense related to these awards was approximately $22.6 million compared to approximately $43.9 million for 2014 and $96.9 million for 2013. Substantially all of these awards vested in June 2014 and June 2015. Therefore, although these awards had produced significant expense volatility in the past due to their valuation relative to Radian Group’s common stock price, the expense volatility from these awards will not continue in the future. The decrease in other operating expenses in 2015 was also partially due to the settlement expenses that we incurred in 2014 on remedies related to contract underwriting services provided on legacy business for which we incurred no similar expenses in 2015. The decrease in other operating expenses in 2015 as compared to 2014 was partially offset by a full year of other operating expenses for Clayton in 2015 compared to six months in 2014. The decrease in 2014 as compared to 2013 for the expenses related to cash-settled long-term incentive awards was partially offset by an increase in other compensation costs, and contract underwriting expenses (See Results of Operations—Mortgage Insurance—Other Operating Expenses). Offsetting operating expenses in all three years were ceding commissions earned related to the QSR Transactions. See “—Results of Operations—Mortgage Insurance—Net Premiums Written and Earned” for information regarding the QSR Transactions.
Interest Expense.  These amounts reflect interest on our long-term debt. In June 2015, we issued $350 million aggregate principal amount of 5.250% Senior Notes due 2020. In May 2014, we issued $300 million principal amount of 5.500% Senior Notes due June 2019. The increase in interest expense in 2015 was primarily due to the debt issuances in 2014 and 2015, offset by a decrease in interest expense primarily due to the purchases in 2015 of approximately $389.1 million aggregate principal amount of our Convertible Senior Notes due 2017. The debt issuance in 2014 was the primary reason for the increase in interest expense in 2014 as compared to 2013. See Note 11 of Notes to Consolidated Financial Statements for additional information.
Loss on induced conversion and debt extinguishment. The loss on induced conversion and debt extinguishment of approximately $94.2 million for the year ended December 31, 2015 was primarily related to the purchases in the second quarter of 2015 of Convertible Senior Notes due 2017, as noted in “Overview—2015 Debt and Equity Transactions” above. See Note 11 of Notes to Consolidated Financial Statements for information on long-term debt outstanding.
Amortization and Impairment of Intangible Assets.  The amortization and impairment of intangible assets for 2015 and 2014 primarily reflects the amortization of intangible assets acquired as part of the Clayton acquisition. In 2014, we also recorded a $2.1 million impairment of a portion of our goodwill related to a small subsidiary within our Services segment, which had been acquired in 2013. See Note 7 of Notes to Consolidated Financial Statements for additional information.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

Income Tax Provision (Benefit).  The effective tax rate from continuing operations was 35.7% for 2015 compared to (209.4)% for 2014 and 18.2% for 2013. For 2015, the additional expense related to the accounting for uncertainty of income taxes and the impact of state and local income taxes was substantially offset by the tax benefit from the deductible portion of the premium associated with the purchases of Convertible Senior Notes due 2017. The change from our statutory tax rate of 35% for 2014 was primarily due to the reversal of substantially all of our valuation allowance. The change from our statutory tax rate of 35% for 2013 was primarily due to changes in our overall valuation allowance against our DTA and the accounting for uncertainty of income taxes. See Note 13 of Notes to Consolidated Financial Statements for more information regarding our valuation allowance and the accounting for uncertainty of income taxes.
Use of Non-GAAP Financial Measure.  In addition to the traditional GAAP financial measures, we have presented a non-GAAP financial measure for the consolidated company, “adjusted pretax operating income (loss),” among our key performance indicators to evaluate our fundamental financial performance. This non-GAAP financial measure aligns with the way the Company’s business performance is evaluated by both management and the Board. This measure has been established in order to increase transparency for the purposes of evaluating our core operating trends and enabling more meaningful comparisons with our peers. Although on a consolidated basis “adjusted pretax operating income (loss)” is a non-GAAP financial measure, we believe this measure aids in understanding the underlying performance of our operations. Our senior management, including our Chief Executive Officer (the Company’s chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of the Company’s business segments and to allocate resources to the segments. Management’s use of this measure as its primary measure to evaluate segment performance began with the quarter ended March 31, 2014. Accordingly, for comparison purposes, we also present the applicable measures from the corresponding periods of 2013 on a basis consistent with this presentation.
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

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

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

Reconciliation of Consolidated Non-GAAP Financial Measure
	Year Ended December 31,
(In thousands)	2015	2014	2013
Adjusted pretax operating income (loss):
Mortgage insurance	$513,127	$336,936	$(67,435)
Services	(2,233)	5,446	—
Total adjusted pretax operating income (loss)	510,894	342,382	(67,435)

Net gains (losses) on investments and other financial instruments (1)	35,693	80,102	(105,911)
Loss on induced conversion and debt extinguishment	(94,207)	—	—
Acquisition-related expenses	(1,565)	(6,680)	—
Amortization and impairment of intangible assets	(12,986)	(8,648)	—
Consolidated pretax income (loss) from continuing operations	$437,829	$407,156	$(173,346)

________________________

(1)
The change in expected economic loss or recovery associated with our previously owned VIEs is included in adjusted pretax operating income (loss) above for the years ended December 31, 2014 and 2013, although it represents amounts that are not included in net income. Therefore, for purposes of this reconciliation, net gains (losses) on investments and other financial instruments has been adjusted by income of $0.1 million and $0.6 million for the years ended December 31, 2014 and 2013, respectively, to reverse this item.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

Results of Operations—Mortgage Insurance
During 2015, we continued our strategy of growing our mortgage insurance portfolio by writing insurance on mortgages with strong credit characteristics. At December 31, 2015, we had approximately $176 billion in IIF compared to approximately $172 billion in IIF at December 31, 2014. We also continued to focus on managing losses in our Legacy Portfolio, reducing the size of our Legacy Portfolio and effectively managing our capital and liquidity positions in order to achieve compliance with the PMIERs. See “Liquidity and Capital Resources—Radian Group—Short-Term Liquidity Needs—Capital Support for Subsidiaries” and Note 1 of Notes to Consolidated Financial Statements for additional information.
The following table summarizes our Mortgage Insurance segment’s results of operations for the years ended December 31, 2015, 2014 and 2013:

				$ Change
	Year Ended December 31,			Favorable (Unfavorable)
(In millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Adjusted pretax operating income (loss) (1)	$513.1	$336.9	$(67.4)	$176.2	$404.3
Net premiums written—insurance	968.5	925.2	951.0	43.3	(25.8)
Net premiums earned—insurance	915.9	844.5	781.4	71.4	63.1
Net investment income	81.5	65.7	68.1	15.8	(2.4)
Provision for losses	198.4	246.9	562.7	48.5	315.8
Other operating expenses	196.4	225.5	257.4	29.1	31.9
Interest expense	73.4	81.6	74.6	8.2	(7.0)
________________________

(1)	Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of the Company’s business segments.
Adjusted Pretax Operating Income (Loss).  Our Mortgage Insurance segment’s adjusted pretax operating income for 2015 was $513.1 million, compared to $336.9 million for 2014 and an adjusted pretax operating loss of $67.4 million in 2013. Our results for 2015 compared to 2014 and 2013 primarily reflect: (i) an increase in net premiums earned; (ii) a reduction in the provision for losses; and (iii) a reduction in other operating expenses.
NIW, IIF, RIF
A key component of our current business strategy is to grow our mortgage insurance business by writing insurance on high credit quality mortgages in the U.S. Consistent with this objective, we wrote $41.4 billion of primary new mortgage insurance in 2015 compared to $37.3 billion in 2014.
The increase in NIW of approximately 11% for 2015 compared to 2014 is primarily attributable to increases both in mortgage originations overall and in the penetration rate of private mortgage insurance for home purchases, partially offset by the impact to our market share from heightened competition among private mortgage insurers. During this time period, recovery in wage and job growth supported increased home purchase mortgage volume, and low interest rates continued to support refinance activity at higher levels than in 2014. At the same time, the penetration rates of both private mortgage insurers and the FHA in the overall insured mortgage market increased, resulting in a mortgage insurance market that was larger for 2015 than for 2014. While the overall mortgage insurance market increased during 2015, the FHA’s market share increased relative to the aggregate market share of private mortgage insurers. In January 2015, the FHA reduced its annual mortgage insurance premium by 50 basis points to approximately 85 basis points per year. The FHA reduction on annual premiums has impacted our ability to compete with the FHA on certain high-LTV loans to borrowers with FICO scores below 720.
The presence of newer entrants in the mortgage insurance industry has intensified price competition among private mortgage insurers, including increased usage of programs that offer customized rates. See “Item 1. Business—Mortgage Insurance—Competition” for more information about the current competitive environment and our pricing strategies.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

Since 2009, virtually all of our new mortgage insurance business production has been prime business. FICO scores for the borrowers of these insured mortgages are higher, and there are fewer loans with LTVs greater than 95%, as compared to mortgages in our Legacy Portfolio. Our portfolio of business written since the beginning of 2009 has been steadily increasing in proportion to our total primary RIF. The loans from our 2009 and later origination years possess significantly improved credit characteristics compared to our Legacy Portfolio. In addition, refinancings under the HARP programs (discussed below) have had a positive impact on the overall credit quality and composition of our mortgage insurance portfolio because the refinancing generally results in terms under which a borrower has a greater ability to pay and more financial flexibility to cover the loan obligations. As shown in the chart below, the sum of our 2009 through 2015 portfolios and our HARP refinancings accounted for approximately 84% of our total primary RIF at December 31, 2015, compared to 79% at December 31, 2014.
The growth of our portfolio written since the beginning of 2009, together with continued improvement in the portfolio as a result of HARP refinancings (discussed below), among other things, has contributed to the significant improvement in the credit quality of our overall mortgage insurance portfolio. The table below illustrates the improved composition of our mortgage insurance portfolio RIF, based on origination vintages.

IMPROVED COMPOSITION OF MORTGAGE INSURANCE PORTFOLIO

2006-2007 (HARP) (1)
2006-2007 (Non-HARP)
Other Vintages (Non-HARP)
Other Vintages (HARP) (1)
4.6%
7.8%
8.1%
4.5%
2009-2015
75.0%

______________________

(1)
In 2009, the GSEs began offering HARP, which allows a borrower who is not delinquent to refinance a mortgage if the borrower has been unable to take advantage of lower interest rates because the borrower’s home has decreased in value. As of December 31, 2015, approximately 9.1% of our total primary RIF had successfully completed a HARP refinance. The HARP programs are scheduled to terminate on December 31, 2016. We exclude HARP loans from our NIW for the period in which the refinance occurs. During 2015, new HARP loans accounted for $0.7 billion of newly refinanced loans that were not included in Radian Guaranty’s NIW for the period, compared to $1.7 billion for 2014.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

The table below provides information on the characteristics of our direct primary mortgage insurance NIW at origination from January 1, 2000 to December 31, 2015, by origination vintage ranges.
As shown above, our 2009 and later NIW has a more favorable risk profile than previous vintages, based on:
•100% prime risk grade;
•100% full documentation;
•94% with FICO scores greater than 680; and
•98% with LTVs equal to 95% or less.
Because our expected future losses on our mortgage insurance portfolio written since the beginning of 2009 and our HARP refinancings are significantly lower than those experienced on our Legacy Portfolio, the strengthening composition of our overall mortgage insurance portfolio has led to improvement in our Mortgage Insurance segment’s operating profitability.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

The charts and table below show the growth in RIF written in 2009 and later, as well as the improved performance of our mortgage insurance portfolios written since 2009.

IMPROVED PERFORMANCE OF MORTGAGE INSURANCE PORTFOLIO

Gross Primary Risk in Force
($ in billions)
$8
$15
$24
$30
$33
27.6%
44.6%
60.1%
68.7%
75.0%
Dec-31-11
Dec-31-12
Dec-31-13
Dec-31-14
Dec-31-15
% of Portfolio
2009 and Later Vintages
Earned Premiums Less Incurred Losses
($ in millions)(1)
$135
$210
$337
$492
$630
Year Ended Dec-31-11
Year Ended Dec-31-12
Year Ended Dec-31-13
Year Ended Dec-31-14
Year Ended Dec-31-15
$22
$19
$16
$13
$11
72.4%
55.4%
39.9%
31.3%
25.0%
Dec-31-11
Dec-31-12
Dec-31-13
Dec-31-14
Dec-31-15
% of Portfolio
2008 and Prior Vintages
Year Ended Dec-31-11
Year Ended Dec-31-12
Year Ended Dec-31-13
Year Ended Dec-31-14
Year Ended Dec-31-15
$(746)
$(381)
$(111)
$108
$95

(1) Represents premiums earned and incurred losses on first-lien portfolio including the impact of ceded premiums and losses related to the QSR Transactions, but excluding any reduction for ceded premiums and losses recoverable through our other reinsurance transactions.

The following charts illustrate the improved trends of our cumulative incurred loss ratios by year of origination and development year.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

The following tables provide selected information as of and for the periods indicated related to mortgage insurance NIW, RIF and IIF. Policy years represent the original policy years, and have not been adjusted to reflect subsequent HARP refinancing activity. Primary RIF and IIF amounts at December 31, 2015 include $346 million and $1.38 billion, respectively, related to loans that are subject to the Freddie Mac Agreement. Although we no longer have future claim liability on these loans, we continue to receive premiums on the related loans and the insurance remains in force, and therefore these loans are included in our primary RIF and IIF.

	Year Ended December 31,
($ in millions)	2015		2014		2013
Total primary NIW by FICO score
>=740	$25,683	62.0%	$23,043	61.7%	$33,466	70.8%
680-739	12,954	31.3	11,737	31.4	11,971	25.3
620-679	2,774	6.7	2,569	6.9	1,818	3.9
Total primary NIW	$41,411	100.0%	$37,349	100.0%	$47,255	100.0%

	Year Ended December 31,
($ in millions)	2015	2014	2013
Percentage of primary NIW
Monthly and Other premiums	69%	72%	68%
Single premiums	31%	28%	32%

Refinances	21%	17%	30%

LTV
95.01% and above	3.0%	0.4%	2.6%
90.01% to 95.00%	49.8%	52.9%	45.4%
85.01% to 90.00%	34.0%	33.8%	37.3%
80.01% to 85.00%	13.2%	12.9%	14.7%
ARMs
Less than five years	<1%	<1%	<1%
Five years and longer	1.9%	3.5%	2.0%

Primary risk written	$10,435	$9,448	$11,737

	December 31,
($ in millions)	2015		2014	2013
Primary IIF
Monthly and Other premiums	69%		71%	73%
Single premiums	31%		29%	27%

Total primary IIF	$175,584		$171,810	$161,240

Persistency Rate (12 months ended) (1)	78.8%	(2)	84.2%	82.1%
Persistency Rate (quarterly, annualized) (1)	81.8%	(3)	83.3%	83.5%
_________________

(1)
Effective March 31, 2015, we refined our Persistency Rate calculation to incorporate loan level detail rather than aggregated portfolio data. Prior periods have been recalculated and reflect the current calculation methodology.

(2)
The Persistency Rate for the 12 months ended December 31, 2015 decreased from 2014 primarily due to increased refinancing activity and the cancellations of Single Premium Policies due to prepayments that servicers had not previously reported to Radian. See “—Net Premiums Written and Earned,” below.

(3)
The Persistency Rate annualized based on the quarter ended December 31, 2015 decreased from 2014 due to increased refinancing activity in the fourth quarter of 2015 as compared to the same quarter in 2014.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

The charts below provide the composition of our total $44.6 billion in primary RIF by product, FICO score and LTV, as of December 31, 2015. Throughout this report, unless otherwise noted, RIF includes the amounts ceded through reinsurance.

	December 31,
($ in millions)	2015		2014		2013
Primary RIF by Product
Flow	$42,771	95.8%	$41,071	95.0%	$37,792	94.4%
Structured	1,856	4.2	2,168	5.0	2,225	5.6
Total primary RIF	$44,627	100.0%	$43,239	100.0%	$40,017	100.0%
Primary RIF by Risk Grade
Prime	$42,170	94.5%	$40,326	93.3%	$36,613	91.5%
Alt-A	1,427	3.2	1,720	4.0	2,017	5.0
A minus and below	1,030	2.3	1,193	2.7	1,387	3.5
Total primary RIF	$44,627	100.0%	$43,239	100.0%	$40,017	100.0%

	December 31,
($ in millions)	2015		2014		2013
Total primary RIF by FICO score
>=740	$25,467	57.1%	$24,511	56.7%	$22,127	55.3%
680-739	13,543	30.3	12,817	29.6	11,659	29.1
620-679	4,806	10.8	4,973	11.6	5,140	12.9
<=619	811	1.8	938	2.1	1,091	2.7
Total primary RIF	$44,627	100.0%	$43,239	100.0%	$40,017	100.0%

Primary RIF on defaulted loans	$1,625		$2,089		$2,786

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

	December 31,
($ in millions)	2015		2014		2013
Total primary RIF by LTV
95.01% and above	$3,249	7.3%	$3,547	8.2%	$4,171	10.4%
90.01% to 95.00%	22,479	50.4	20,521	47.5	17,239	43.1
85.01% to 90.00%	15,184	34.0	15,307	35.4	14,750	36.9
85.00% and below	3,715	8.3	3,864	8.9	3,857	9.6
Total primary RIF	$44,627	100.0%	$43,239	100.0%	$40,017	100.0%

Percentage of primary RIF
Refinances	23%		26%		29%
Loan Type:
Fixed	96.1%		95.2%		94.1%
ARMs (fully indexed) (1)	3.4		4.1		4.9
Loans with potential negative amortization	0.5		0.7		1.0
Total	100.0%		100.0%		100.0%

Total primary RIF by policy year
2005 and prior	$2,823	6.3%	$3,540	8.2%	$4,461	11.1%
2006	1,666	3.7	2,001	4.6	2,326	5.8
2007	3,891	8.7	4,592	10.6	5,247	13.1
2008	2,798	6.3	3,394	7.9	3,950	9.9
2009	736	1.7	1,081	2.5	1,448	3.6
2010	616	1.4	925	2.1	1,206	3.0
2011	1,294	2.9	1,809	4.2	2,263	5.7
2012	5,010	11.2	6,534	15.1	7,710	19.3
2013	8,056	18.1	10,265	23.8	11,406	28.5
2014	7,646	17.1	9,098	21.0	—	—
2015	10,091	22.6	—	—	—	—
Total primary RIF	$44,627	100.0%	$43,239	100.0%	$40,017	100.0%

______________________

(1)	“Fully Indexed” refers to loans where payment adjustments are equal to mortgage interest-rate adjustments.
Net Premiums Written and Earned.  Net premiums written increased in 2015 compared to 2014, primarily due to an increase in NIW in 2015 compared to 2014. In addition, the volume of Single Premium Policies written in 2015 increased as a percentage of our total NIW, as Single Premium Policies were approximately 31% compared to 28% for 2014. Net premiums written decreased in 2014 compared to 2013 primarily due to a significant decrease in NIW in 2014 compared to 2013, and a decline in Single Premium Policies from 32% in 2013.
Net premiums earned increased for 2015 compared to 2014 primarily as a result of the impact of the acceleration of the recognition of premiums earned on Single Premium Policies that were cancelled during 2015 due to: (i) increased refinance activity in 2015; and (ii) prepayments that servicers had not previously reported to Radian. In addition, the increase in net premiums earned in 2015 compared to 2014 was also driven by an increase in the overall level of our IIF. Net premiums earned increased in 2014 compared to 2013, primarily due to increases in direct premiums earned as a result of an increase in IIF and a decrease in our accrual for premiums refunded in connection with lower Rescissions in 2014 compared to 2013.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

Our expected rate of return on our Single Premium Policies is lower than on our Monthly Premium Policies because our premium rates are generally lower for these products. Assuming all other factors remain constant, if loans with Single Premium Policies prepay earlier than expected, then our profitability on Single Premium Policies will be higher than anticipated. If loans with Single Premium Policies are repaid later than expected, however, our profitability on Single Premium Policies will be lower than anticipated. Prepayment speeds, which are impacted by changes in interest rates, among other factors, impact the expected profitability of our Monthly Premium Policies in the opposite direction. For our Monthly Premium Policies, earlier than anticipated prepayments reduce their profitability. As a result, the ultimate profitability of our mortgage insurance business is affected by the impact of mortgage prepayment speeds on the mix of business we write. Because prepayment speeds are difficult to project, our strategy has been to write a mix of Single Premium Policies and Monthly Premium Policies, which we believe balances the overall impact on our results if actual prepayment speeds are significantly different from expectations. See “Overview—Operating Environment and Business Strategy” for more information.
Refinancing transactions frequently are conducted using Single Premium Policies. The increased utilization of reduced-rate products on Single Premium Policies, together with the elevated level of refinancing activity we experienced in 2015, contributed to an increase in our total mix of Single Premium Policies to 31% of our NIW for 2015, compared to 28% for 2014. More recently, however, our percentage of total Single Premium Policies originated has been declining. This recent decline is generally consistent with the reduced level of refinancing activity and our deliberate actions related to pricing, including declining to offer customized pricing levels for many customers. We believe our current production level of Single Premium Policies can be absorbed into our portfolio while maintaining a balance between risk and returns.
Domestic primary and pool insurance on first-lien mortgage loans represented more than 99.7% of net premiums written and earned for the years ended December 31, 2015, 2014 and 2013. Insurance written on international mortgage loans represented less than one-tenth of one percent of net premiums written and earned for the years ended December 31, 2015, 2014 and 2013.
In our mortgage insurance business, we have used reinsurance as a risk management tool to manage Radian Guaranty’s regulatory Risk-to-capital. See Note 8 of Notes to Consolidated Financial Statements for more information about our captive reinsurance arrangements and our QSR Transactions.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

	At or For the Year Ended December 31,
($ in thousands)	2015	2014	2013
Initial QSR Transaction
Ceded premiums written	$14,471	$10,217	$23,047
% of premiums written	1.4%	1.0%	2.2%
Ceded premiums earned	$22,157	$17,319	$29,746
% of total premiums	2.3%	1.9%	3.5%
Ceding commissions written	$3,134	$4,862	$5,762
RIF included in Initial QSR Transaction (1)	$836,192	$1,105,545	$1,329,544

Second QSR Transaction
Ceded premiums written	$15,742	$33,750	$40,225
% of premiums written	1.6%	3.4%	3.9%
Ceded premiums earned	$24,818	$29,820	$18,356
% of total premiums	2.6%	3.3%	2.2%
Ceding commissions written	$8,309	$11,813	$14,079
RIF included in Second QSR Transaction (1)	$1,294,838	$1,615,554	$1,298,631

First-Lien Captives
Premiums ceded to captives	$9,987	$12,996	$17,901
% of total premiums	1.0%	1.4%	2.1%
IIF subject to captives (2)	2.1%	2.8%	4.0%
RIF subject to captives (3)	1.9%	2.7%	3.8%
__________________

(1)	RIF ceded under QSR Transactions and included in primary RIF.

(2)	IIF on captives as a percentage of total IIF.

(3)	RIF on captives as a percentage of total RIF.
Net Investment Income.  Our mortgage insurance net investment income increased in 2015 compared to 2014, primarily due to increases in investment portfolio balances at Radian Guaranty from the proceeds of the sale of our financial guaranty business. As we invest the proceeds from the sale of our financial guaranty business and determine the appropriate holding company liquidity levels, we expect to continue to extend the duration of investments in our portfolio and further increase our investment yields. Investment income decreased in 2014 compared to 2013, primarily due to lower investment balances combined with the continuation of the lower interest rate environment, which resulted in lower yields for our investments. All periods include an allocation to the Mortgage Insurance segment of net investment income from investments held at Radian Group.
Provision for Losses.  Our mortgage insurance provision for losses decreased in 2015 compared to 2014 and significantly decreased in 2014 compared to 2013. The following table details the financial impact of the significant components of our provision for losses for the periods indicated (including amounts related to change in PDR on Second-liens):

	Year Ended December 31,
(In millions)	2015	2014	2013
Current year defaults (1)	$229.1	$351.2	$519.2
Prior year defaults	(29.7)	(105.6)	45.4
Second-lien PDR and other	(1.0)	1.3	(1.9)
Provision for losses	$198.4	$246.9	$562.7

_____________________

(1)
Related to underlying defaulted loans with a most recent default notice dated in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

Our mortgage insurance provision for losses for 2015 decreased by $48.5 million as compared to 2014. This decrease was driven primarily by a continued decline in the number of new current year defaults and a decrease in the Default to Claim Rate assumptions applied to such defaults. During the year ended December 31, 2015, we reduced our gross Default to Claim Rate assumption for new primary defaults from 16% to approximately 13%, based on continued improvement observed in actual claim development trends. The impact of the reduction in the Default to Claim rate for current year defaults was partially offset by a decline in the favorable reserve development from prior year defaults, which, although still positive, provided less of a benefit to our provision for losses in 2015 as compared to 2014. The $29.7 million favorable development on prior year defaults observed in 2015 was driven primarily by a decrease in our actual and estimated Default to Claim Rate assumptions on prior year defaults, as a result of higher Cures than were previously estimated, partially offset by a decline in our estimates for future Rescissions and Claim Denials.
Our mortgage insurance provision for losses also improved for 2014 relative to 2013. This decrease was driven primarily by a continued decline in new defaults and favorable development in our estimate of losses on prior year defaults, as a result of higher Cures and lower Claim Severity rates in 2014 than were previously estimated, partially offset by our provision for LAE. Additionally in 2013, the adverse development on prior year defaults in the provision for losses includes an incurred loss of approximately $22 million related to the Freddie Mac Agreement. This loss has been offset by a reduction of incurred losses in the periods since the agreement was entered into in 2013, as a portion of then-currently performing loans covered by the transaction (and for which we no longer have claim exposure) re-defaulted and ultimately became claims.
Our primary default rate at December 31, 2015 was 4.0% compared to 5.2% at December 31, 2014. Our primary defaulted inventory comprised 35,303 loans at December 31, 2015, compared to 45,319 loans at December 31, 2014, representing a 22.1% decrease. The reduction in our primary defaulted inventory is the result of the total number of defaulted loans: (1) that have cured; (2) for which claim payments have been made; and (3) that have resulted in net insurance Rescissions and Claim Denials, collectively exceeding the total number of new defaults on insured loans. The number of new primary mortgage insurance defaults, net of defaults that defaulted but were cured within the same period, declined by 13.9% in 2015, compared to a 18.5% decrease in 2014 and a 39.4% decrease in 2013. We currently expect total new defaults for 2016 to continue to decrease, although the rate of decrease may begin to moderate. This is due, in part, to the shift in our portfolio composition toward more recent vintages for which we expect increasing levels of new defaults, consistent with typical default seasoning patterns.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

In order to provide a longer-term, historical perspective, the following chart demonstrates default rate trends for the past ten years. (1)

(1)
Beginning in the first quarter of 2014, insured loans subject to the Freddie Mac Agreement are included in the denominator (7,353 insured loans at December 31, 2015) and loans in default subject to the Freddie Mac Agreement are excluded from the numerator (2,821 loans in default at December 31, 2015).

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

The following table shows the number of primary loans that we have insured, the number of primary and pool loans in default and the percentage of primary loans in default as of the dates indicated:

	December 31,
	2015	2014	2013
Default statistics—primary insurance:
Total primary insurance
Prime
Number of insured loans	816,797	797,436	741,554
Number of loans in default	22,223	28,246	37,932
Percentage of loans in default	2.72%	3.54%	5.12%
Alt-A
Number of insured loans	32,411	38,953	44,905
Number of loans in default	5,813	8,136	11,209
Percentage of loans in default	17.94%	20.89%	24.96%
A minus and below
Number of insured loans	31,902	36,688	40,930
Number of loans in default	7,267	8,937	11,768
Percentage of loans in default	22.78%	24.36%	28.75%
Total primary insurance
Number of insured loans (1)	881,110	873,077	839,249
Number of loans in default (2)	35,303	45,319	60,909
Percentage of loans in default	4.01%	5.19%	7.26%
Default statistics—pool insurance:
Number of loans in default	5,796	8,297	11,921
______________________

(1)	Includes 7,353, 9,101 and 11,860 insured loans subject to the Freddie Mac Agreement at December 31, 2015, 2014 and 2013, respectively.

(2)
Excludes 2,821, 4,467 and 7,221 loans that are in default at December 31, 2015, 2014 and 2013, respectively, that are subject to the Freddie Mac Agreement, and for which we no longer have claims exposure.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

The following table shows a rollforward of the number of our primary loans in default:

	Year Ended December 31,
	2015	2014	2013
Beginning default inventory	45,319	60,909	93,169
Less: Freddie Mac Agreement Loans	—	—	9,756
Plus: New defaults (1)	42,607	47,976	58,577
Less: Cures (1)	40,607	46,091	56,507
Less: Claims paid (2) (3)	13,492	16,049	22,554
Less: Rescissions (4)	129	227	967
Less: Claim (Reinstatements) Denials (5)	(83)	383	1,053
Less: Net (Reinstatements), Rescissions or Claim Denials related to the BofA Settlement Agreement (6)	(1,522)	816	—
Ending default inventory	35,303	45,319	60,909

__________________
(1)Amounts reflected are compiled monthly based on reports received from loan servicers. The number of new defaults and Cures presented includes the following monthly defaults that both defaulted and cured within the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Intra-period new defaults	29,265	32,489	39,584

(2)	Includes those charged to a deductible or captive.

(3)	Includes claim payments related to the BofA Settlement Agreement for 2015.

(4)	Net of any previous Rescissions that were reinstated during the period. Such reinstated Rescissions may ultimately result in a paid claim.

(5)	Net of any Claim Denials that were reinstated during the period. Such previously denied but reinstated claims are generally reviewed for possible Rescission prior to any claim payment.

(6)
Includes Rescissions, Claim Denials and Reinstatements on the population of loans subject to the BofA Settlement Agreement. Net (Reinstatements), Rescissions or Claim Denials related to the BofA Settlement Agreement prior to the February 1, 2015 Implementation Date represent such activities on loans that subsequently became subject to the BofA Settlement Agreement.

Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was approximately 46%, 52% and 50%, at December 31, 2015, 2014 and 2013, respectively. The change in our Default to Claim Rate in 2015 resulted primarily from a decrease in the proportion of pending claims, which have higher Default to Claim Rates, and a decrease in the assumed gross Default to Claim Rate for new defaults from 16% to approximately 13%, as noted above. We develop our Default to Claim Rate estimates on defaulted loans based on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. Beginning in the third quarter of 2014, our Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans, as measured by the progress toward foreclosure sale and the number of months in default. Previously, we gave greater weight to other loan characteristics, including the status of the loan as reported by its servicer, as defined by the number of missed payments, and the type of loan product. This refinement to the gross Default to Claim Rate assumption for certain segments of our default inventory contributed to the net increase in the weighted average rate for 2014.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

The following tables show additional information about our primary loans in default as of the dates indicated:

	December 31, 2015
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	10,742	30.4%	187	29.0%	$107,632	13.1%
Four to eleven payments	8,481	24.0	541	16.2	127,183	15.5
Twelve payments or more	13,731	38.9	3,160	4.2	473,440	57.6
Pending claims	2,349	6.7	N/A	1.5	113,570	13.8
Total	35,303	100.0%	3,888		821,825	100.0%
IBNR and other					83,066
LAE					26,108
Total primary reserves					$930,999

December 31, 2015
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Claim Severity %
48%	46%	101%

	December 31, 2014
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	11,192	24.7%	174	30.6%	$142,503	11.9%
Four to eleven payments	10,413	23.0	695	15.8	195,440	16.3
Twelve payments or more	18,071	39.9	3,984	3.9	593,466	49.5
Pending claims	5,643	12.4	N/A	0.8	266,826	22.3
Total	45,319	100.0%	4,853		1,198,235	100.0%
IBNR and other					223,114
LAE					56,164
Total primary reserves					$1,477,513

December 31, 2014
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Claim Severity %
57%	52%	104%
_________________
N/A – Not applicable

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

Our net Default to Claim Rate and loss reserve estimate incorporates our future expectations with respect to future Claim Denials and Rescissions. These expectations are based on our recent experience with respect to the number of claims that have been denied due to the policyholder’s failure to submit sufficient documentation to perfect a claim within the time period permitted under our Master Policies and also our recent experience with respect to the number of insurance certificates that have been rescinded due to fraud, underwriter negligence or other factors. As of December 31, 2015, we have adjusted these estimates to reflect the expected impact of the BofA Settlement Agreement. See Note 10 of Notes to Consolidated Financial Statements.
The following table illustrates the impact of estimated future Rescissions and Claim Denials (net of estimated Reinstatements) on our loss reserve estimates as of the dates indicated:

	December 31,
(In millions)	2015	2014	2013
Decrease to our loss reserve due to estimated future Rescissions and Claim Denials	$69	$125	$247
The impact to our mortgage insurance reserves due to estimated future Rescissions and Claim Denials incorporates our expectations regarding the number of policies that we expect to reinstate as a result of our claims rebuttal process. The level of Rescissions and Claim Denials has been declining in recent periods as our defaulted Legacy Portfolio continues to decline, and we expect this trend to continue.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. If a servicer failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. Between 2011 and 2014, Claim Curtailments due to servicer noncompliance with our insurance policies and servicing guidelines increased both in frequency and in size, which contributed to a reduction in the severity of our claim payments during this period. Claim Curtailments due to servicer noncompliance with our insurance policies and servicing guidelines decreased to approximately $18 million in 2015, compared to approximately $40 million for 2014. We expect Claim Curtailments to continue to decline as our defaulted Legacy Portfolio continues to decline.
Our reported Rescission, Claim Denial and Claim Curtailments activity in any given period is subject to challenge by our lender and servicer customers through our claims rebuttal process. In addition, we are at times engaged in discussions with our lender and servicer customers regarding these Loss Mitigation Activities. Unless a liability associated with such activities or discussions becomes probable and can be reasonably estimated, we consider our claim payments and our Rescissions, Claim Denials and Claim Curtailments to be resolved for financial reporting purposes. In accordance with the accounting standard regarding contingencies, we accrue for an estimated loss when we determine that the loss is probable and can be reasonably estimated.
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
We expect that a portion of previously rescinded policies will be reinstated and previously denied claims will be resubmitted with the required documentation and ultimately paid; therefore, we have incorporated this expectation into our IBNR reserve estimate. Our IBNR reserve estimate was $26.6 million, $163.6 million and $281.9 million at December 31, 2015, 2014 and 2013, respectively. The significant decrease in our IBNR reserve estimate since 2013 reflects the impact of the payment of claims pursuant to the BofA Settlement Agreement. As of December 31, 2015, the IBNR reserve included an estimate of future Reinstatements of previous Claim Denials, Rescissions and Claim Curtailments of $13.3 million, $0.6 million, and $2.1 million, respectively. These reserves relate to $41.9 million of claims that were denied within the preceding 12 months, $42.8 million of policies rescinded within the preceding 24 months, and $22.7 million of Claim Curtailments within the preceding 24 months excluding those claims subject to the BofA Settlement Agreement.
Our mortgage insurance total loss reserve as a percentage of our mortgage insurance total RIF was 2.1% at December 31, 2015, compared to 3.5% at December 31, 2014 and 5.2% at December 31, 2013. See Note 10 of Notes to Consolidated Financial Statements for information regarding our reserves for losses by category and a reconciliation of our Mortgage Insurance segment’s beginning and ending reserves for losses and LAE.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

Our primary reserve per default (calculated as primary reserve excluding IBNR and other reserves divided by the number of primary defaults) was $24,019, $27,683 and $26,717 at December 31, 2015, 2014 and 2013, respectively.
Total mortgage insurance claims paid in 2015 of $764.7 million have decreased from claims paid of $838.3 million in 2014, primarily due to the overall decline in defaulted loans and ongoing reduction in pending claims partially offset by an increase in claims paid due to the settlement of the BofA settlement agreement. Total mortgage insurance claims paid in 2014 of $838.3 million decreased from claims paid of $1.4 billion in 2013 due in part to the claim payment of $255 million in 2013 relating to the Freddie Mac Agreement. The additional decrease in paid claims in 2014 compared to the prior year period is consistent with the overall decline in defaulted loans. We have reduced our pending claim inventory significantly since 2012, due in part to greater efficiencies in our claims review process, which allows us to pay valid claims more quickly than in previous periods. We currently expect claims paid to be between $400 million and $450 million in 2016.
The following table shows net claims paid by product and average claims paid by product for the periods indicated:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net claims paid (1):
Prime	$281,971	$533,563	$760,601
Alt-A	83,568	132,752	183,846
A minus and below	55,664	92,526	111,828
Total primary claims paid	421,203	758,841	1,056,275
Pool	34,870	64,191	115,192
Second-lien and other	(323)	2,011	2,995
Subtotal	455,750	825,043	1,174,462
Impact of Freddie Mac Agreement	—	—	254,667
Impact of captive terminations	(12,065)	(1,156)	—
Impact of settlements (2)	320,983	14,375	9,899
Total net claims paid	$764,668	$838,262	$1,439,028
Average net claim paid (3):
Prime	$46.4	$46.4	$46.8
Alt-A	58.7	56.3	56.3
A minus and below	39.8	38.2	37.0
Total average net primary claim paid	47.3	46.6	46.9
Pool	58.5	56.9	65.6
Second-lien and other	(7.5)	15.6	15.9
Total average net claim paid	$47.8	$47.0	$48.0

Average direct primary claim paid (3) (4)	$48.4	$47.9	$49.1
Average total direct claim paid (3) (4)	$48.8	$48.3	$50.1
__________________

(1)	Net of reinsurance recoveries.

(2)	Includes the impact of the BofA Settlement Agreement from Implementation Date.

(3)	Calculated without giving effect to the impact of the Freddie Mac Agreement and the termination of captive transactions and settlements.

(4)	Before reinsurance recoveries.
Notwithstanding historical trends, the insurance we wrote from 2005 through 2008 experienced default and claim activity sooner and to a significantly greater extent than was the case historically for our books of business. The following tables show cumulative direct claims paid by us on our primary insured book of business at the end of each successive year after origination, expressed as a percentage of the cumulative premiums written by us in each year of origination and direct claims paid by policy origination year for the periods indicated. Direct claims paid represent first-lien claims paid prior to reinsurance recoveries and captive termination payments, and exclude LAE expenses and settlement payments.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

Direct Claims Paid vs. Premiums Written—Primary Insurance
Year of Origination	End of 1st year	End of 2nd year	End of 3rd year	End of 4th year	End of 5th year	End of 6th year	End of 7th year	End of 8th year	End of 9th year	End of 10th year
2006	0.9%	13.1%	45.4%	63.6%	94.4%	117.5%	128.1%	139.3%	144.9%	151.3%
2007	0.5%	9.8%	33.6%	81.0%	124.2%	142.4%	162.6%	171.7%	178.8%	—
2008	0.2%	5.0%	29.2%	61.2%	78.0%	97.8%	106.2%	111.8%	—	—
2009	0.0%	1.3%	3.9%	7.6%	11.7%	14.2%	15.3%	—	—	—
2010	0.0%	0.4%	1.3%	3.1%	4.9%	5.5%	—	—	—	—
2011	0.0%	0.2%	1.1%	2.0%	2.7%	—	—	—	—	—
2012	0.0%	0.1%	0.5%	0.8%	—	—	—	—	—	—
2013	0.0%	0.1%	0.4%	—	—	—	—	—	—	—
2014	0.0%	0.0%	—	—	—	—	—	—	—	—
2015	0.0%	—	—	—	—	—	—	—	—	—

	December 31,
($ in millions)	2015		2014		2013
Direct claims paid by origination year (first-lien):
2005 and prior	$218	29.3%	$219	27.0%	$303	25.7%
2006	154	20.7	163	20.1	239	20.3
2007	270	36.2	302	37.1	446	37.9
2008	88	11.8	107	13.2	169	14.3
2009	7	0.9	12	1.5	15	1.3
2010	2	0.3	4	0.5	4	0.3
2011	2	0.3	3	0.3	2	0.2
2012	2	0.3	2	0.2	—	—
2013	2	0.2	1	0.1	—	—
2014	—	—	—	—	—	—
Total direct claims paid (1)	$745	100.0%	$813	100.0%	$1,178	100.0%

__________________

(1)	Represents total first-lien direct claims paid, excluding impact of reinsurance and LAE expenses and Freddie Mac Agreement.
Other Operating Expenses.  Our other operating expenses in 2015 as compared to 2014 decreased primarily as a result of the reduced impact from increases in the estimated fair value of cash-settled long-term incentive awards that are valued, in large part, relative to the price of Radian Group’s common stock, combined with a decrease in other bonus compensation expense. Other operating expenses were also lower in 2015 compared to 2014 as a result of settlement expenses incurred in 2014 on remedies related to services provided on legacy business, and to a lesser extent, the reduction in ceding commissions.
Other operating expenses in 2014 compared to 2013 reflect a significant reduction as a result of the reduced impact from increases in the estimated fair value of cash-settled long-term incentive awards that are valued, in large part, relative to the price of Radian Group’s common stock. Operating expenses for 2015, 2014 and 2013 include $2.1 million, $13.4 million and $20.4 million, respectively, as a result of the reallocation of financial guaranty segment expenses that were not allocated to discontinued operations.
Contract underwriting expenses for 2015, including the impact of reserves for contract underwriting remedies, were $5.9 million, compared to $14.8 million for 2014 and $6.1 million for 2013. In 2014, losses related to contract underwriting remedies included approximately $11.2 million related to settlement of remedies for services provided on legacy business. During 2015, loans underwritten via contract underwriting accounted for 6.5% of applications, 6.5% of commitments for insurance and 5.7% of insurance certificates issued, compared to 2.2%, 2.2% and 2.0%, respectively, for 2014 and 3.5%, 3.5% and 3.4%, respectively, for 2013.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

Interest Expense.  These amounts reflect the allocated portion of interest on Radian Group’s long-term debt to our Mortgage Insurance segment, excluding the Senior Notes due 2019. The allocated interest decreased in 2015 compared to 2014. These decreases primarily resulted from our June 2015 purchases of an aggregate principal amount of $389.1 million of Convertible Senior Notes due 2017. Interest expense for 2015 also decreased compared to 2014 as a result of the optional redemption in June 2014 of all of our outstanding 5.375% unsecured senior notes due June 2015. These reductions were partially offset by increases in 2015 as a result of our June 2015 issuance of $350 million aggregate principal amount of 5.25% Senior Notes due 2020. Interest expense allocated to the Mortgage Insurance segment also includes $9.9 million in 2015 and $53.3 million in 2014, as a result of the reallocation of financial guaranty segment interest expense that was not allocated to discontinued operations. Of the total interest expense for 2013, $56.6 million was the result of the reallocation of financial guaranty segment interest expense that was not allocated to discontinued operations.
The increase in interest expense in 2014 compared to 2013 is primarily related to the issuance of $400 million of debt in March 2013.

Results of Operations—Services
The following table summarizes our Services segment’s results of operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		$ Change
($ in millions)	2015	2014 (1)	Favorable (Unfavorable)
Adjusted pretax operating (loss) income (2)	$(2.2)	$5.4	$(7.6)
Services revenue	157.4	76.7	80.7
Direct cost of services	93.5	43.6	(49.9)
Gross profit on services	63.9	33.1	30.8
Other operating expenses	48.4	20.1	(28.3)
Interest expense	17.7	8.9	(8.8)
________________________

(1)	Reflects the results of operations of Clayton from the June 30, 2014 date of acquisition.

(2)	Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of the Company’s business segments.
The Services segment is a fee-for-service business, with revenue derived from: (i) loan review and due diligence services; (ii) surveillance services, including RMBS surveillance, loan servicer oversight, loan-level servicing compliance reviews and operational reviews of mortgage servicers and originators; (iii) valuation and component services providing outsourcing and technology solutions for the SFR and residential real estate markets; as well as outsourced solutions for appraisal, title and closing services offered through Red Bell and ValuAmerica; (iv) REO management services; and (v) services for the United Kingdom and European mortgage markets through our EuroRisk operations.
Adjusted pretax operating (loss) income. Our Services segment’s adjusted pretax operating (loss) income was a loss of $2.2 million compared to income of $5.4 million in 2014. Our results for 2015 primarily reflect a decrease in gross profit and an increase in other operating expenses, both as a percentage of Services revenue for the respective periods.
Services Revenue.  Revenue for 2015 increased primarily due to (i) a full year of Clayton operations in 2015 compared to six months in 2014 and (ii) the acquisitions during 2015 of Red Bell and ValuAmerica.
The top 10 customers of the Services segment generated approximately 49% of the services revenues for the year ended December 31, 2015 as compared to 64% for 2014. The largest single customer generated approximately 10% of the services revenue for the year ended December 31, 2015. For the year ended December 31, 2014, services revenue includes a significant loan review and due diligence project for a single client which represented approximately 13% of services revenue. The project continued in 2015, at a reduced level. The increased burden on loan originators to implement and comply with TRID, which went into effect in the fourth quarter of 2015, resulted in a slowdown in the volume of newly originated loans and had a negative impact on our loan review and due diligence revenues due to delays in the closing of mortgage loans.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

Valuation and component services revenue for the years ended December 31, 2015 and 2014 includes revenue from SFR securitizations as well as revenue from financial institutions that extend loans to institutional investors to fund purchases of homes. Approximately 19% and 20% of services revenue in 2015 and 2014, respectively, related to the SFR market, including SFR securitizations, which is an emerging market that experienced rapid growth in 2014. However, there has been a decline in the pace of home purchases by institutional investors and a slowdown in SFR securitizations, which have negatively impacted our revenue in 2015. This trend is expected to continue in 2016.
The chart below provides the composition of services revenue on a quarterly basis for periods subsequent to the June 30, 2014 acquisition of Clayton.
Direct Cost of Services.  Direct cost of services primarily consists of employee compensation and related payroll benefits, and, to a lesser extent, other direct costs of providing services such as travel and related expenses incurred in providing client services and costs paid to outside vendors. Direct cost of services is primarily affected by the level of services being provided and, therefore, is correlated to the level of services revenue.
Gross Profit on Services.  For the years ended December 31, 2015 and 2014, our gross profit on services represented approximately 41% and 43% of total services revenues, respectively. The decrease in gross profit can be attributed mainly to loan review and due diligence and to a lesser extent REO management. Loan review and due diligence gross profit margins decreased by 9%, due in part to increased variable costs as a change in scope occurred on the single client, loan review and due diligence project noted above. Gross profit was also negatively impacted by the implementation of TRID, as cycle times required on loan review and due diligence transactions increased.
Other Operating Expenses.  Other operating expenses primarily consist of compensation costs not classified as direct cost of services because they are related to employees, such as sales and corporate employees, who are not directly involved in providing client services. For the years ended December 31, 2015 and 2014, compensation-related costs represented approximately 56% and 57%, respectively, of the segment’s operating expenses. Other operating expenses also include other selling, general and administrative expenses, depreciation, and allocations of corporate general and administrative expenses. Other operating expenses for the years ended 2015 and 2014 include an allocation of corporate operating expenses of $4.8 million and $1.1 million, respectively.
Interest Expense.  For the year ended December 31, 2015, interest expense represents all of the interest expense related to our Senior Notes due 2019, the proceeds of which were used to fund Radian Group’s acquisition of Clayton.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

Contractual Obligations and Commitments
We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Other items, including payments under operating lease agreements, are not recorded on our consolidated balance sheets as liabilities but represent a contractual commitment to pay.
The following table summarizes certain of our contractual obligations and commitments, including our expected claim payments on insurance policies, as of December 31, 2015, and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the narrative following the table and in the Notes to Consolidated Financial Statements that are referenced in the table.

		Payments Due by Period
(In thousands)	Total	2016	2017-2018		2019-2020		Thereafter	Uncertain
Long-term debt obligations (principal and interest) (Note 11)	$1,488,534	$62,816	$345,526	(1)	$1,080,192	(2)	$—	$—
Operating lease obligations (Note 17)	84,654	8,646	8,338		11,361		56,309	—
Reserve for losses and LAE (Note 10) (3)	976,399	425,221	551,178		—		—	—
Purchase obligations	10,402	4,404	3,999		1,999		—	—
Unrecognized tax benefits (Note 13)	185,944	—	—		—		—	185,944	(4)
Total	$2,745,933	$501,087	$909,041		$1,093,552		$56,309	$185,944

__________________

(1)	For our Convertible Senior Notes due 2017, excludes the conversion premium amount that may be settled upon conversion in cash, shares of our common stock or a combination thereof, at our election.

(2)
Includes $390 million of Convertible Senior Notes due 2019 that may be settled upon conversion in cash, shares of our common stock or a combination thereof, at our election, as well as $300 million and $350 million of senior notes due 2019 and 2020, respectively, that may be redeemed, in whole or part at any time prior to maturity.

(3)
Our reserve for losses and LAE reflects the application of accounting policies described below in “Critical Accounting Policies—Reserve for Losses and LAE.” The payments due by period are based on management’s estimates and assume that all of the loss reserves included in the table will result in claim payments, net of expected recoveries.

(4)	The timing of these potential payments is uncertain given the nature of the obligations.
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

•
Radian Group and RMAI are parties to a guaranty agreement, which provides that Radian Group will make sufficient funds available to RMAI to ensure that RMAI has a minimum of $5 million of statutory policyholders’ surplus every calendar quarter. RMAI had $8.1 million of statutory policyholders’ surplus and no RIF exposure as of December 31, 2015.

•
Radian Group and Radian Mortgage Insurance, a subsidiary of Radian Guaranty, are parties to a guaranty agreement in which Radian Group has agreed for the benefit of Radian Mortgage Insurance’s creditors to make funds available on demand for the full and complete payment of all due but unpaid liabilities. Radian Mortgage Insurance had $2.8 million of statutory policyholders’ surplus at December 31, 2015.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

•
To allow our mortgage insurance customers to comply with applicable securities regulations for issuers of ABS (including MBS), we have been required, depending on the amount of credit enhancement we were providing, to provide: (1) audited financial statements for the insurance subsidiary participating in these transactions; or (2) a full and unconditional holding-company level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two Structured Transactions for Radian Guaranty with approximately $119.2 million of aggregate remaining credit exposure as of December 31, 2015.

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

In the ordinary course of business, Radian enters into agreements pursuant to which we may be obligated under specified circumstances or upon the occurrence of certain events to indemnify the counterparties with respect to certain matters. The terms and amount of indemnification are negotiated on a transaction by transaction basis, but generally the circumstances of the transaction and/or the contract provisions are such that we believe the exposure to material liability is remote.
Off-Balance Sheet Arrangements
None.

Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
Radian Group serves as the holding company for our insurance and other subsidiaries and does not have any operations of its own. At December 31, 2015, Radian Group had immediately available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of approximately $343 million. This amount excludes certain additional cash and liquid investments that have been advanced from our subsidiaries for corporate expenses and interest payments, but includes $89 million that has been deposited with the IRS in connection with our dispute with the IRS related to the Deficiency Amount from the IRS’s examination of our 2000 through 2007 consolidated federal income tax returns. We have the ability to recall this deposit at any time.
Subsequent to the end of 2015, on January 15, 2016, we announced that our board of directors had approved a share repurchase program that authorized the Company to spend up to an aggregate of $100 million to repurchase Radian Group common stock. The authorization was effective immediately and set to expire on December 31, 2016. Pursuant to this authorization, we purchased approximately 9.4 million shares of Radian Group common stock, representing approximately 3.8% of our diluted shares outstanding as of December 31, 2015, at an average price of $10.62 per share, including commissions. No further purchase authority remains under this share repurchase program. See Note 20 of Notes to Consolidated Financial Statements for more information.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

During the second quarter of 2015, Radian Group completed a series of transactions to strengthen its capital position, including reducing its overall cost of capital and improving the maturity profile of its debt. This series of transactions is described as follows:

CAPITAL AND DEBT MATURITY MANAGEMENT
• Issued $350 million aggregate principal amount of Senior Notes due 2020 for net proceeds of approximately $343.3 million
•
Purchased approximately $389.1 million aggregate principal amount of Convertible Senior Notes due 2017, for a combination of approximately $126.8 million in cash and 28.4 million shares of Radian Group common stock

•
Terminated a corresponding portion of the capped call transactions related to the purchased Convertible Senior Notes due 2017, as a result of which we received consideration of 2.3 million shares of Radian Group common stock and $13.2 million in cash

• Entered into an ASR program to repurchase an aggregate of $202 million of Radian Group common stock, which was fully funded in the second quarter of 2015 from proceeds of the Senior Notes Due 2020.
These transactions in the aggregate resulted in a combined net increase in holding company liquidity of $26.0 million. See Notes 11 and 18 of Notes to Consolidated Financial Statements for additional information on the individual transactions.
Upon completion of the sale of Radian Asset Assurance, our holding company liquidity increased on April 1, 2015 by approximately $45 million due to the release of funds held in a separate escrow account as a result of the elimination of potential tax reimbursements to Radian Asset Assurance.
In addition to the $100 million that was used in the first quarter of 2016 to complete the repurchases of Radian Group Common Stock, as described above, Radian Group’s principal liquidity demands for the next 12 months are expected to include: (i) the payment of corporate expenses; (ii) interest payments on our outstanding long-term debt; (iii) conversion settlements, repurchases or redemptions of portions of our long-term debt; (iv) potential investments to support our strategy of growing our businesses; (v) potential payments to the U.S. Treasury resulting from our ongoing dispute with the IRS relating to the examination of our 2000 through 2007 consolidated federal income tax returns by the IRS, as discussed below; and (vi) the payment of dividends on our common stock.
Long-Term Debt.  In October 2015, we paid $12.9 million in cash to repurchase $8.5 million aggregate principal amount of our Convertible Senior Notes due 2017 in a privately negotiated transaction. In addition, we paid approximately $14.8 million in November 2015 to settle a holder’s conversion of $10.0 million aggregate principal amount of our Convertible Senior Notes due 2019.
On a quarterly basis, we evaluate whether the conversion threshold requirements for our Convertible Senior Notes due 2017 and our Convertible Senior Notes due 2019 have been met. As of December 31, 2015, the holders of our Convertible Senior Notes due 2017 and of our Convertible Senior Notes due 2019 are not able to exercise their conversion rights during the three-month period ending March 31, 2016. In the event the conversion threshold requirements are met in the future, we may elect, in our sole discretion, to settle any such Convertible Senior Notes due 2019 in the form of cash. In the case of the Convertible Senior Notes due 2017, the principal amount must be settled in cash, with the conversion premium to be settled in cash or stock at our discretion. We cannot predict whether holders of our Convertible Senior Notes will choose to exercise their conversion rights prior to maturity. See Note 11 of Notes to Consolidated Financial Statements for further information about our Convertible Senior Notes due 2017 and 2019.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

At any time on or after March 8, 2016, we may redeem at our option all or part of our Convertible Senior Notes due 2019, as long as the daily closing sale price per share of our common stock is at least 130% of the then-current conversion price for at least 20 out of the immediately preceding 30 consecutive trading days before the delivery of a redemption notice, including the trading day immediately preceding the date on which we provide the redemption notice. This threshold is equal to $13.78 per share and is subject to adjustments made pursuant to the terms of the indenture for the notes. The conversion rate initially is 94.3396 shares of our common stock per $1,000 principal amount of notes (corresponding to an initial conversion price of approximately $10.60 per share of common stock), subject to adjustment in certain events. If we elect to redeem the Convertible Senior Notes due 2019 at any point in the future, we plan to provide the required redemption notice 60 calendar days prior to the redemption date. Additionally, no less than 45 scheduled trading days prior to any such redemption date, we plan to publicly announce our intention to settle any conversions occurring on or after the date of such redemption notice and prior to the related redemption date in cash, stock, or a specified combination of cash and stock. See Note 11 of Notes to Consolidated Financial Statements for further information.
Corporate Expenses and Interest Expense.  Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on most of our outstanding long-term debt. Payments of such corporate expenses for the next 12 months, excluding interest payments on our long-term debt, are expected to be approximately $53.5 million, all of which is expected to be reimbursed by our subsidiaries under our existing expense-sharing arrangements. For the same period, payments of interest on our long-term debt are expected to be approximately $62.8 million, a significant portion of which is expected to be reimbursed by our subsidiaries under our existing expense-sharing arrangements. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be modified or revoked at any time.
Capital Support for Subsidiaries.  On April 17, 2015, the FHFA issued the final PMIERs, setting forth revised requirements for private mortgage insurers, including Radian Guaranty, to remain eligible insurers of loans purchased by the GSEs. The PMIERs became effective for existing eligible mortgage insurers on December 31, 2015, and replace the capital adequacy standards under the current GSE eligibility requirements. See Note 1 in Notes to Consolidated Financial Statements for additional information. Radian Guaranty currently is in compliance with the PMIERs Financial Requirements.
In order to comply with the PMIERs and maximize financial flexibility, Radian executed certain fourth-quarter 2015 transactions, as described below.

PMIERS COMPLIANCE: RADIAN’S FOURTH QUARTER 2015 TRANSACTIONS
• Transferred $325 million of cash and marketable securities to Radian Guaranty in exchange for a Surplus Note issued by Radian Guaranty
• Made a capital contribution of $50 million to an exclusive affiliated reinsurer of Radian Guaranty
•
Chose not to exercise its option to recapture a portion of the risk ceded under the Second QSR Transaction in exchange for a profit commission of approximately $8.0 million based on performance to date and an $8.5 million prepaid supplemental ceding commission, thus managing Radian Guaranty’s Minimum Required Assets

The combination of the Surplus Note and capital contribution provided Radian Guaranty with an initial cushion above the amount required to satisfy the PMIERs financial requirements. At December 31, 2015, Radian Guaranty’s Available Assets under the PMIERs totaled approximately $4,083.9 million, resulting in a cushion of approximately $25.0 million above Radian’s Minimum Required Assets of approximately $4,058.8 million. This cushion is expected to increase over time based, in part, on our expectations regarding the future financial performance of Radian Guaranty; as a result, Radian Guaranty is not expected to require any additional capital contributions in order to remain compliant with the PMIERs Financial Requirements.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

In February 2016, in order to manage the mix of business in our portfolio and to continue managing Radian Guaranty’s Minimum Required Assets under the PMIERs in a cost-effective manner, we entered into the Single Premium QSR. The Single Premium QSR (including the amount of the benefit to our Minimum Required Assets under PMIERs) remains subject to GSE approval, and therefore, we have not yet begun to cede any business under this agreement. Assuming we receive GSE approval for the Single Premium QSR, we expect it to reduce the amount of our Minimum Required Assets by between $120 million to $150 million. We can provide no assurance if and when the GSEs may approve the Single Premium QSR, and if it is approved, whether it will be approved in its current form or on alternative terms and conditions that are acceptable to us and the third-party reinsurers. We continue to explore additional alternatives, including commutations and additional external reinsurance, in order to provide financial flexibility while continuing to comply with the PMIERs. For risks and uncertainties regarding Radian Guaranty’s future compliance with the PMIERs, see “Item 1A. Risk Factors — Radian Guaranty may fail to maintain its eligibility status with the GSEs.”
The Surplus Note has a zero percent interest rate and is scheduled to mature on December 31, 2025. Based on our expectations regarding Radian Guaranty’s future financial performance, which are subject to risks and uncertainties, we currently expect that Radian Guaranty will be in a position to seek to redeem a portion and possibly all of the Surplus Note in 2016, and any remaining amounts in 2017.  Any redemption of the Surplus Note would increase our holding company liquidity by the corresponding amount of the redemption. In all circumstances, any early redemption of the Surplus Note is subject to approval by the Pennsylvania Insurance Department. The GSEs have approved early redemption of the note based on the following criteria:

•	Radian Guaranty may redeem 50% of the Surplus Note balance on or after June 30, 2016.

•
On or after June 30, 2016, and prior to May 31, 2017, in addition to amounts paid above, Radian Guaranty may redeem the note balance up to the amount by which Available Assets then exceed Minimum Required Assets (as defined in the PMIERs) less $150 million.

•	On or after May 31, 2017, Radian Guaranty may redeem any remaining note balance.
Radian Guaranty had the option to recapture a portion of the risk ceded under its existing Second QSR Transaction on December 31, 2015. As indicated above, the company has chosen not to recapture that risk and has received an $8 million profit commission based on performance to date, which increased net premiums earned, and an $8.5 million prepaid supplemental ceding commission, the recognition of which has been deferred and will be amortized as a reduction to our other operating expenses over approximately the next five years. The decision not to exercise the option to recapture a portion of the risk ceded under the Second QSR Transaction helped Radian to maintain a lower Minimum Required Assets under PMIERs than if the recapture option were exercised.
Radian Guaranty’s Risk-to-capital as of December 31, 2015 was 14.3 to 1. Radian Guaranty is not expected to need additional capital to satisfy current applicable state insurance regulatory requirements. Our combined Risk-to-capital, which represents the consolidated Risk-to-capital measure for all of our Mortgage Insurance subsidiaries, was 14.6 to 1 as of December 31, 2015.
Although we do not believe it is likely in light of the new PMIERs Financial Requirements, Radian Group could be required to provide additional capital support for Radian Guaranty and our other mortgage insurance subsidiaries if additional capital is required pursuant to future changes to insurance laws and regulations. The NAIC is in the process of reviewing the minimum capital and surplus requirements for mortgage insurers and considering changes to the Model Act. While the outcome of this process is not known, we expect that the capital requirements in states that adopt the new Model Act may increase as a result of the changes; however, we do not believe the changes to the Model Act will result in financial requirements that require greater capital than the level required under the final PMIERs Financial Requirements.
Dividends.  Our quarterly common stock dividend currently is $0.0025 per share and, based on our current outstanding shares of common stock, we would require approximately $2.1 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of December 31, 2015, our capital surplus was $2.5 billion, representing our dividend limitation under Delaware law.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

IRS Matter.  On September 4, 2014, we received Notices of Deficiency covering our 2000 through 2007 tax years that assert unpaid taxes and penalties of approximately $157 million. The Deficiency Amount has not been reduced to reflect our NOL carryback ability. As of December 31, 2015, there would also be interest of approximately $125 million related to these matters. Depending on the outcome, additional state income taxes, penalties and interest (estimated in the aggregate to be approximately $32 million as of December 31, 2015) also may become due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of approximately $105 million, which are primarily associated with the disallowance of the previously filed carryback of the 2008 NOL to the 2006 and 2007 tax years. We believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim.
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
On December 3, 2014, we petitioned the U.S. Tax Court to litigate the Deficiency Amount. On September 1, 2015, we received a notice that the case had been scheduled for trial commencing on February 1, 2016. However, the parties jointly filed, and the U.S. Tax Court approved, motions for continuance in this matter to postpone the trial date. The litigation could take several years to resolve and may result in substantial legal expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached. Radian Group has assumed the obligation to pay RGRI’s portion of the liabilities associated with these tax matters by indemnifying RGRI for such liabilities, which may be substantial. We believe that an adequate provision for income taxes has been made for the potential liabilities that may result from this matter. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.
Sources of Liquidity. In addition to existing available cash and marketable securities, Radian Group’s principal sources of cash to fund short-term liquidity needs include: (i) payments made to Radian Group under tax- and expense-sharing arrangements with our subsidiaries, as discussed above; (ii) potential dividend payments from Clayton, if any, in excess of payments due under tax-and expense-sharing arrangements; and (iii) any amounts that Radian Guaranty is able to successfully redeem under the Surplus Note.
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

•
$52.4 million principal amount of convertible debt due in November 2017, which must be settled in cash, plus any related conversion premium which may, at our option, be settled in cash, common stock or a combination thereof;

•
$390.0 million principal amount of convertible debt due in March 2019 for which the principal amount and any conversion premium may, at our option, be settled in cash, common stock or a combination thereof;

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

•	$300 million principal amount of outstanding debt due in June 2019; and

•	$350 million principal amount of outstanding debt due in June 2020;

(2)	potential additional capital contributions to our subsidiaries; and

(3)
potential payments to the U.S. Treasury resulting from our ongoing dispute with the IRS relating to the examination of our 2000 through 2007 consolidated federal income tax returns by the IRS, as discussed above.

As of the balance sheet date, certain of our insurance subsidiaries, including Radian Guaranty, have incurred NOLs that could not be carried-back and utilized on a separate company tax return basis. As a result, we are not currently obligated under our tax-sharing agreement to reimburse these subsidiaries for their separate company NOL Carryforward. However, if in a future period our consolidated NOL is fully utilized before a subsidiary has utilized its share of NOLs on a separate entity basis, then Radian Group may be obligated to fund such subsidiary’s share of our consolidated tax liability to the IRS. Currently, we do not expect to fund material obligations related to these subsidiary NOLs.
We expect to meet the long-term liquidity needs of Radian Group with a combination of: (i) available cash and marketable securities; (ii) private or public issuances of debt or equity securities, which we may not be able to do on favorable terms, if at all; (iii) cash received under expense-sharing arrangements with our subsidiaries; (iv) dividends from our subsidiaries, including Clayton, to the extent available; and (v) any amounts that Radian Guaranty is able to successfully redeem under the Surplus Note.
Mortgage Insurance
As of December 31, 2015, our Mortgage Insurance segment maintained claims paying resources of $4.4 billion, which consists of contingency reserves, statutory policyholders’ surplus, Unearned Premium Reserves and loss reserves.
The principal demands for liquidity in our mortgage insurance business include the payment of claims and potential claim settlement transactions, operating expenses (including those allocated from Radian Group) and taxes. Radian Guaranty currently expects to seek to redeem a portion or all of the Surplus Note to Radian Group in 2016, and any remaining amount in 2017. The principal sources of liquidity in our mortgage insurance business currently include insurance premiums, net investment income, cash flows from investment sales and maturities and, potentially, capital from Radian Group. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a substantial portion of the funds necessary to satisfy their claim payments, operating expenses and taxes for the foreseeable future.
On April 1, 2015, Radian Guaranty completed the sale of 100% of the issued and outstanding shares of Radian Asset Assurance for a purchase price of approximately $810 million, pursuant to the Radian Asset Assurance Stock Purchase Agreement. After closing costs and other adjustments, Radian Guaranty received net proceeds of $789 million. See Note 3 of Notes to Consolidated Financial Statements for more information regarding the Radian Asset Assurance Stock Purchase Agreement.
On April 17, 2015, the FHFA issued the final PMIERs, setting forth revised requirements for private mortgage insurers, including Radian Guaranty, to remain eligible insurers of loans purchased by the GSEs. The PMIERs were further updated on June 30, 2015. See Note 1 of Notes to Consolidated Financial Statements for more information regarding the PMIERs, including the PMIERs Financial Requirements.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

Freddie Mac Agreement
At December 31, 2015 and December 31, 2014, Radian Guaranty had $74.7 million and $209.3 million, respectively, in a collateral account pursuant to the Freddie Mac Agreement. This collateral account, which contains investments primarily invested in trading securities, is pledged to cover Loss Mitigation Activity on the loans subject to the Freddie Mac Agreement. Subject to certain conditions in the Freddie Mac Agreement, amounts in the collateral account may be released to Radian Guaranty over time to the extent that Loss Mitigation Activity becomes final in accordance with the terms of that agreement. In accordance with these provisions, Radian Guaranty withdrew approximately $135.9 million from this account in October 2015 related to Loss Mitigation Activity that had become final as of August 31, 2015. Following this withdrawal, if, as of August 29, 2017, the amount of additional Loss Mitigation Activity that has become final in accordance with the Freddie Mac Agreement is less than approximately $74 million, then any shortfall will be paid on that date to Freddie Mac from the funds remaining in the collateral account, subject to certain adjustments designed to allow for any Loss Mitigation Activity that has not become final or any claims evaluation that has not been completed as of that date. Through December 31, 2015, approximately $4.4 million of additional Loss Mitigation Activity had become final in accordance with the Freddie Mac Agreement and approximately $8.9 million of additional submitted claims had been rescinded, denied, curtailed or cancelled, but were not yet considered final in accordance with the Freddie Mac Agreement. We currently expect that Radian Guaranty will pay approximately $57.5 million to Freddie Mac from the funds remaining in the collateral account, due to our expected shortfall in Loss Mitigation activity.
Services
As of December 31, 2015, our Services segment maintained cash and cash equivalents totaling $19.1 million, which included restricted cash of $6.3 million.
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
Liquidity levels may fluctuate depending on the levels and contractual timing of our invoicing and the payment practices of the Services clients, in combination with the timing of Services payments for employee compensation and to external vendors. The amount, if any, and timing of the Services segment’s dividend paying capacity will depend primarily on the amount of excess cash flow generated by the segment. In 2015, the Services segment reimbursed Radian Group for allocated corporate interest expense and operating expenses of $8.9 million and $4.4 million, respectively.
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

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

Reconciliation of Consolidated Net Income (Loss) to Cash Used in Operations
The following table reconciles consolidated net income (loss) to cash flows used in operations for the periods indicated:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net income (loss)	$286,924	$959,517	$(196,985)
Less: Income (loss) from discontinued operations, net of tax	5,385	(300,057)	(55,134)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net (gains) losses on investments and other financial instruments recognized in earnings	(35,693)	(79,989)	105,890
Loss on induced conversion and debt extinguishment	94,207	—	—
Net payments related to derivative contracts and VIEs (1)	(3,203)	(125)	(8,574)
Net cash received (paid) for commutations, terminations and recaptures (1)	(8,047)	1,105	(254,667)
Deferred income tax (benefit) provision	156,170	(825,843)	(31,847)
Amortization and impairment of intangible assets	12,986	8,648	—
Depreciation and other amortization, net	68,639	57,301	69,726
Change in:
Accounts and notes receivable	25,656	(28,310)	6,556
Unearned premiums	35,796	77,432	184,659
Reserve for losses and LAE	(575,594)	(604,906)	(664,588)
Other assets	21,620	37,460	61,302
Other liabilities	(58,562)	(55,592)	54,354
Net cash provided by (used in) operating activities, continuing operations	15,514	(153,245)	(619,040)
Net cash (used in) provided by operating activities, discontinued operations	(1,759)	17,071	(45,897)
Net cash provided by (used in) operating activities	$13,755	$(136,174)	$(664,937)

_____________

(1)	Cash item.
Cash flows used in operating activities decreased for 2015 compared to 2014 such that cash flows from operating activities were slightly positive. This improvement was mainly attributable to an increase in operating cash generated by an increase in NPW and a decrease in claims paid. Cash flows used in operating activities decreased for 2014 compared to 2013 due to an increase in operating cash generated by our mortgage insurance business and a decrease in cash paid for commutations, terminations and recaptures.
Stockholders’ Equity
Stockholders’ equity increased to $2.5 billion at December 31, 2015, from $2.1 billion at December 31, 2014. The increase in stockholders’ equity resulted primarily from: (i) our net income of $287 million for the year ended December 31, 2015; and (ii) the impact of our recently completed debt and equity transactions to strengthen Radian’s capital position, which increased stockholder’s equity by $160.4 million, excluding the $70 million after-tax impact from the loss on induced conversion and debt extinguishment already reflected in net income. See “—Overview—2015 and Other Recent Developments—2015 Debt and Equity Transactions” for additional information.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

Ratings
Radian Group and Radian Guaranty have been assigned the ratings set forth in the chart below, reflecting upgrades from both Moody’s and S&P in January, 2016. We believe that ratings often are considered by others in assessing our credit strength and the financial strength of our primary mortgage insurance subsidiary. See “Item 1A. Risk Factors — Radian Guaranty may fail to maintain its eligibility status with the GSEs.”

	Moody’s (1)	S&P (2)
Radian Group	Ba3	B+
Radian Guaranty	Baa3	BB+
___________________

(1)	Moody’s outlook for Radian Group and Radian Guaranty currently is Stable.

(2)	S&P’s outlook for Radian Group and Radian Guaranty currently is Positive.

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
Reserve for Losses and LAE
We establish reserves to provide for losses and LAE, including the estimated costs of settling claims in our Mortgage Insurance segment, in accordance with the accounting standard regarding accounting and reporting by insurance enterprises. Although this standard specifically excludes mortgage insurance from its guidance relating to the reserve for losses, we establish reserves for mortgage insurance as described below, using the guidance contained in this standard supplemented with other accounting guidance, due to the lack of specific guidance for mortgage insurance.
Estimating our loss reserve involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of each potential loss, including an estimate of the impact of our Loss Mitigation Activities. The models, assumptions and estimates we use to establish loss reserves may prove to be inaccurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty. As such, we cannot be certain that our reserve estimate will be adequate to cover ultimate losses on incurred defaults. For example, our mortgage insurance loss reserves generally increase as defaulted loans age, because historically, as defaulted loans age, they have been more likely to result in foreclosure, and therefore, have been more likely to result in a claim payment. While we believe this remains accurate, following the financial crisis, there are a significant number of loans in our defaulted portfolio that have been in default for an extended period of time, but which have not been subject to foreclosure, and therefore, have not resulted in claims. As a result, significant uncertainty remains with respect to the ultimate resolution of these aged defaults. This uncertainty requires management to use considerable judgment in estimating the rate at which these loans will result in claims.
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

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

In our Mortgage Insurance business, the default and claim cycle begins with the receipt of a default notice from the loan servicer. Reserves for losses are established upon receipt of notification from servicers that a borrower has missed two monthly payments, which is when we consider a loan to be in default for financial statement and internal tracking purposes. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We maintain an extensive database of claim payment history, and use models based on a variety of loan characteristics to determine the likelihood that a default will reach claim status.
With respect to loans that are in default, considerable judgment is exercised as to the adequacy of reserve levels. For purposes of reserve modeling, loans are aggregated into groups using a variety of factors. The attributes currently used to define the groups for purposes of developing various assumptions include, but are not limited to, the Stage of Default, the Time in Default and type of insurance (i.e., primary or pool). We use an actuarial projection methodology referred to as a “roll rate” analysis that uses historical claim frequency information to determine the projected ultimate Default to Claim Rates based on the Stage of Default and Time in Default as well as the date that a loan goes into default. The Default to Claim Rate also includes our estimates with respect to expected Rescissions and Claim Denials, which have the effect of reducing our Default to Claim Rates. We forecast the impact of our Loss Mitigation Activity in protecting us against fraud, underwriting negligence, breach of representation and warranties, inadequate documentation of submitted claims and other items that may give rise to Rescissions or cancellations and Claim Denials, to help determine the Default to Claim Rate. Our Loss Mitigation Activities have resulted in challenges from certain lender and servicer customers, which have resulted in some reversals of our decisions regarding Rescissions, Claim Denials and Claim Curtailments. Although we believe that our Loss Mitigation Activities are justified under our policies, if any of these challenges result in disputes or are not resolved, they could result in arbitration or judicial proceedings and we may need to reassume the risk on, and increase loss reserves for, those policies or pay additional claims. Our Master Policies specify the time period during which a suit or action arising from any right of the insured under the policy must be commenced. The assumptions embedded in our estimated Default to Claim Rate on our in-force default inventory include an adjustment to our estimated Rescissions and Claim Denials to account for the fact that we expect a certain number of policies to be reinstated and ultimately to be paid, as a result of valid challenges by such policy holders.
Our aggregate weighted average Default to Claim Rate assumption (net of Claim Denials and Rescissions) used in estimating our primary reserve for losses was 46% (42% excluding pending claims) at December 31, 2015 and 52% (47% excluding pending claims at December 31, 2014. Our Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans grouped according to the period in which the default occurred, as measured by the progress toward foreclosure sale and the number of months in default. During the year ended December 31, 2015, we reduced our gross Default to Claim Rate assumption for new primary defaults from 16% to approximately 13% due to continued improvement in actual claim development trends. Our estimates of gross Default to Claim Rates on our primary portfolio ranged from approximately 13% for new defaults to 81% for Foreclosure Stage Defaults. Our estimate of expected Rescissions and Claim Denials (net of expected Reinstatements) embedded in our Default to Claim Rate is generally based on our recent experience; in 2015, we refined this assumption to give more weight to our experience in the most recent nine months. Consideration is also given for differences in characteristics between those rescinded policies and denied claims and the loans remaining in our defaulted inventory, as well as the estimated impact of the BofA Settlement Agreement, as described below.
After estimating the Default to Claim Rate, we estimate Claim Severity based on the average of recently observed severity rates within product type, type of insurance, and Time in Default cohorts. These average severity estimates are then applied to individual loan coverage amounts to determine reserves. Similar to the Default to Claim Rate, Claim Severity also is impacted by the length of time that loans are in default and by our Loss Mitigation Activity. For claims under our primary mortgage insurance, the coverage percentage is applied to the claim amount, which consists of the unpaid loan principal, plus past due interest (for which our liability is contractually capped in accordance with the terms of our Master Policies) and certain expenses associated with the default, to determine our maximum liability. Therefore, Claim Severity generally increases the longer that a loan is in default. In addition, we estimate the impact that the amount that Claim Curtailments due to servicer noncompliance with our insurance policies and servicing guidelines have on the amount that we ultimately will have to pay with respect to claims. As part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. If a servicer failed to satisfy its servicing obligations, our insurance policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

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
IBNR and Other Reserves
We also establish reserves for defaults that we estimate have been incurred but have not been reported to us on a timely basis by the servicer, as well as for previous Rescissions and Claim Denials that we estimate will be reinstated and subsequently paid. We generally give the policyholder up to 30 days to challenge our decision to rescind coverage before we consider a policy to be rescinded and remove it from our defaulted inventory; therefore, we currently expect only a limited percentage of policies that were rescinded to be reinstated. We currently expect a significant percentage of claims that were denied to be resubmitted as a perfected claim and ultimately paid. Most often, a Claim Denial is the result of a servicer’s inability to provide the loan origination file or other servicing documents for review. Under the terms of our Master Policies with our lending customers, our policyholders have up to one year after the acquisition of borrower’s title to provide to us the necessary documents to perfect a claim. All estimates are periodically reviewed and adjustments are made as they become necessary.
The impact to our reserve due to estimated future Rescissions and Claim Denials incorporates our expectations regarding the number of policies that we expect to be reinstated as a result of our claims rebuttal process. Rescissions and Claim Denials may occur for various reasons, including, without limitation, underwriting negligence, fraudulent applications and appraisals, breach of representations and warranties and inadequate documentation, primarily related to our Legacy Portfolio. The level of Rescissions and Claim Denials has been declining in recent periods as our defaulted Legacy Portfolio continues to decline, and we expect this trend to continue. In addition, with respect to claims decisions on the population of Future Legacy Loans covered under the BofA Settlement Agreement, Radian Guaranty has agreed, subject to certain limited exceptions and conditions, that it will limit Rescissions, Claim Denials or Claim Curtailments. See Note 10 of Notes to Consolidated Financial Statements for additional information about the BofA Settlement Agreement.
Unless a liability associated with such activities or discussions becomes probable and can be reasonably estimated, we consider our claim payments and our Rescissions, Claim Denials and Claim Curtailments to be resolved for financial reporting purposes. Under the accounting standard regarding contingencies, an estimated loss is accrued only if we determine that the loss is probable and can be reasonably estimated. For populations of disputed Rescissions, Claim Denials and Claim Curtailments where we determine that a settlement is probable and that a loss can be reasonably estimated, we reflect our best estimate of the expected loss related to the populations under discussion in our financial statements, primarily as a component of our IBNR reserve. While our reserves include our best estimate of such losses, the outcome of the discussions or potential legal proceedings that could ensue is uncertain, and it is reasonably possible that a loss exists in excess of the amount accrued.
Included in our loss reserves is an estimate related to a potential additional payment to Freddie Mac under the Freddie Mac Agreement, which is dependent upon the Loss Mitigation Activity on the population of loans subject to that agreement. Our reserve related to this potential additional payment is based on the estimated Rescissions, Claim Denials, Claim Curtailments, and cancellations for this population of loans, determined using assumptions that are consistent with those utilized to determine our overall loss reserves. See Note 10 of Notes to Consolidated Financial Statements for additional information about the Freddie Mac Agreement.
Sensitivity Analysis
We considered the sensitivity of first-lien loss reserve estimates at December 31, 2015 by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point change in primary Claim Severity (which we estimate to be 101.4% of risk exposure at December 31, 2015), we estimated that our loss reserves would change by approximately $8.2 million at December 31, 2015. For every one percentage point change in our overall primary net Default to Claim Rate (which we estimate to be 46% at December 31, 2015, including our assumptions related to Rescissions and Claim Denials), we estimated a $17.4 million change in our loss reserves at December 31, 2015.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

Senior management regularly reviews the modeled frequency, Rescission, Claim Denial and Claim Severity estimates, which are based on historical trends, as described above. If recent emerging or projected trends differ significantly from the historical trends used to develop the modeled estimates, management evaluates these trends and determines how they should be considered in its reserve estimates.
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
For our mortgage insurance business, we group our mortgage insurance products into two categories: first-lien and Second-lien. To assess the need for a PDR on our first-lien insurance portfolio, we develop loss projections based on modeled loan defaults related to our current RIF. This projection is based on recent trends in default experience, severity and rates of defaulted loans moving to claim (such Default to Claim Rates are net of our estimates of Rescissions and Claim Denials), as well as recent trends in the rate at which loans are prepaid. As of December 31, 2015, our modeled loan default projections for our first-lien insured portfolio assume that the rate at which current loans will default has improved and will gradually return to normal historical levels over approximately the next year.
For our first-lien insurance business, because the combination of the net present value of expected premiums and previously established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of December 31, 2015 or December 31, 2014. Assuming all other factors remained constant, if our assumed paid claim rate increased from approximately 5% to approximately 12%, we would be required to establish a PDR.
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
Fair Value of Financial Instruments
Our estimated fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model. Changes in economic conditions and capital market conditions, including but not limited to, credit spread changes, benchmark interest rate changes, market volatility and changes in the value of underlying collateral, could cause actual results to differ materially from our estimated fair value measurements. We define fair value as the current amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

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
At December 31, 2015, total Level III assets of $0.5 million accounted for less than 0.1% of total assets measured at fair value. There were no Level III liabilities at or during the year ended December 31, 2015.
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
State and municipal obligations—The fair value of state and municipal obligations is estimated using recent transaction activity, including market observations. Valuation models are used, which incorporate bond structure, yield curve, credit spreads and other factors. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable.
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
Equity securities—The fair value of these securities is generally estimated using observable market data in active markets or bid prices from market makers and broker-dealers. Generally, these securities are categorized in Level I or II of the fair value hierarchy, as observable market data are readily available. A small number of our equity securities, however, are categorized in Level III of the fair value hierarchy due to a lack of market-based transaction data or the use of model-based valuations.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

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
Investments
We group assets in our investment portfolio into one of three main categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity, if any, are classified as held to maturity and are reported at amortized cost. Investments in securities not classified as held to maturity or trading securities are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as AOCI. Investments classified as trading securities are reported at fair value, with unrealized gains and losses reported as a separate component of income. Short-term investments consist of money market instruments, certificates of deposit and highly liquid, interest-bearing instruments with an original maturity of three months or less at the time of purchase. Amortization of premium and accretion of discount are calculated principally using the interest method over the term of the investment. Realized gains and losses on investments are recognized using the specific identification method.
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
Our framework for assessing the recoverability of our DTAs requires consideration of all available evidence, including:

•	whether there are cumulative losses from previous years;

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

•	future projections of taxable income within the applicable carryback and carryforward periods, including the sustainability of our forecasts of future taxable income under potential stress scenarios;

•	degree of certainty regarding our projected incurred losses;

•	future reversals of existing taxable temporary differences; and

•	potential tax planning strategies.
Our provision for income taxes for interim financial periods is based on an estimate of our annual effective tax rate for the full year of 2015 and 2014. When estimating our full year 2015 and 2014 effective tax rates, we adjust our forecasted pre-tax income for gains and losses on our investments, changes in the accounting for uncertainty in income taxes, changes in our beginning of year valuation allowance, and other adjustments. The impact of these items is accounted for discretely at the federal applicable tax rate.
Goodwill and Other Intangible Assets, Net
Goodwill and other intangible assets were established primarily in connection with our acquisition of Clayton. Goodwill is an asset representing the estimated future economic benefits arising from the assets we have acquired that were not individually identified and separately recognized, and includes the value of discounted expected future cash flows of Clayton, Clayton’s workforce, expected synergies with our other affiliates and other unidentifiable intangible assets. Goodwill is deemed to have an indefinite useful life and is subject to review for impairment annually, or more frequently, whenever circumstances indicate potential impairment at the reporting unit level. A reporting unit represents a business for which discrete financial information is available; more than one reporting unit may be aggregated into a single reporting unit if they have similar economic characteristics. The value of goodwill is primarily supported by revenue projections, which are driven primarily by projected transaction volume and margins. Lower earnings over sustained periods can lead to impairment of goodwill, which could result in a charge to earnings.
Intangible assets, other than goodwill, primarily consist of customer relationships, technology, trade name and trademarks, client backlog and non-competition agreements. Customer relationships represent the value of the specifically acquired customer relationships and are valued using the excess earnings approach using estimated client revenues, attrition rates, implied royalty rates and discount rates. The excess earnings approach estimates the present value of expected earnings in excess of a traditional return on business assets. Technology represents proprietary software used for loan review and due diligence, managing the REO disposition process and performing surveillance of mortgage loan servicers. Trade name and trademarks reflect the value inherent in the recognition of the “Clayton” name and its reputation. For purposes of our intangible assets, we use the term client backlog to refer to the estimated present value of fees to be earned for services performed on loans currently under surveillance or REO assets under management. The value of a non-competition agreement is an appraisal of potential lost revenues that would arise from an individual leaving to work for a competitor or initiating a competing enterprise. For financial reporting purposes, intangible assets with finite lives are amortized over their applicable estimated useful lives in a manner that approximates the pattern of expected economic benefit from each intangible asset.
The calculation of the estimated fair value of goodwill and other intangibles is performed using an income approach and requires the use of significant estimates and assumptions that are highly subjective in nature, such as attrition rates, discount rates, future expected cash flows and market conditions. The most significant assumptions relate to the valuation of goodwill and customer relationships. In particular, future expected cash flows include estimated transaction volumes that are not currently contracted, as well as volume projections associated with non-agency RMBS securitizations, for which current market conditions are not favorable. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.
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

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

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
Recent Accounting Pronouncements
In April 2014, the FASB issued an update to the accounting standard for reporting discontinued operations and disclosures of disposals of components of an entity. This update changes the requirements for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents (or would represent) a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (b) the component of an entity or group of components of an entity is disposed of by sale; or, (c) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). The amendments in this update require expanded disclosures about discontinued operations. The provisions of this update were effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption was permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We did not elect early adoption of this update for the disposition of Radian Asset Assurance. The significance of this guidance for the Company is dependent on any future dispositions or disposals.
In May 2014, the FASB issued an update to the accounting standard regarding revenue recognition. This update is intended to provide a consistent approach in recognizing revenue. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. While this update is not expected to change revenue recognition principles related to our insurance products, this update may be applicable to a portion of the revenues from our Services segment. In July 2015, the FASB delayed the effective date for this updated standard to interim and annual periods beginning after December 15, 2017. We are currently evaluating the impact to our financial statements and future disclosures as a result of this update, if any.
In April 2015, the FASB issued an update to the accounting standard for the presentation of debt issuance costs in financial statements. The new standard requires an entity to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability, consistent with debt discounts, rather than as a separate asset as currently required. The recognition and measurement guidance for debt issuance costs are not affected by the update. The provisions of this update are effective for interim and annual periods beginning after December 15, 2015, and must be applied on a retrospective basis for all periods presented. We early adopted this update effective June 30, 2015, as permitted for financial statements that have not been previously issued. The implementation of this update resulted in a reclassification of approximately $17.6 million of remaining debt issuance costs on our December 31, 2014 consolidated balance sheet, from other assets, to be presented as a reduction of the related debt liability. This update has also been applied retrospectively to prior periods presented. See Note 11 of Notes to Consolidated Financial Statements for additional information on the impact of the reclassification.
In April 2015, the FASB issued an update to the accounting standard for the accounting of internal-use software. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The provisions of this update are effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We do not expect a material impact to our financial position, results of operations or cash flows from this update.

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

In May 2015, the FASB issued an update to the accounting standard for the accounting of short-duration insurance contracts by insurance entities. The amendments in this update require insurance entities to disclose certain information about the liability for unpaid claims and claim adjustment expenses. The additional information required is focused on improvements in disclosures regarding insurance liabilities, including the timing, nature and uncertainty of future cash flows related to insurance liabilities and the effect of those cash flows on the statement of comprehensive income. The disclosures required by this update are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016; early adoption is permitted. We are currently evaluating the additional disclosures required in our financial statements as a result of this update.
In September 2015, the FASB issued an update to the accounting standard for the accounting of business combinations to simplify the accounting for measurement period adjustments. The update requires adjustments to provisional amounts that are identified during the measurement period to be recognized by the acquirer in the reporting period in which the adjustment amounts are determined. In that same reporting period, the acquirer must record in its financial statements the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Prior to the update to the accounting standard, adjustments to provisional amounts were required to be made retrospectively, with a corresponding adjustment to goodwill. The changes required by this update must be applied prospectively to provisional amount adjustments that are recorded in annual periods beginning after the December 15, 2015 effective date; early application is permitted for financial statements that have not been issued. The significance of this guidance for the Company will depend on future acquisition activity.
In January 2016, the FASB issued an update that makes certain changes to the standard for the accounting of financial instruments. Among other things, the update requires: (i) equity investments to be measured at fair value with changes in fair value recognized in net income; (ii) the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset; and (iv) separate presentation in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update also eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This update is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted, with the exception of the “own credit” provision. We are currently evaluating the impact to our financial statements and future disclosures as a result of this update.
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
We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our investment portfolio at December 31, 2015 and 2014 was $4.3 billion and $3.6 billion, respectively, of which 99.9% and 95.0%, respectively was invested in fixed-income securities. We calculate duration of our fixed-income securities, expressed in years, in order to estimate interest rate sensitivity of these securities. At December 31, 2015, a 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $179.0 million, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $194.1 million. At December 31, 2015, the average duration of the fixed-income portfolio was 4.3 years compared to 3.5 years at December 31, 2014, reflecting an increase in the percentage of corporate bonds and notes held, as well as a decrease in the percentage of short-term securities in the portfolio.
Foreign Exchange Rate Risk
As of December 31, 2015 and December 31, 2014, we did not hold any foreign currency denominated securities in our investment portfolio. Exchange gains and losses on foreign currency transactions from our foreign operations have not been material due to the limited amount of business performed in those locations. Currency risk is further limited because, in general, both the revenues and expenses of our foreign operations are denominated in the same functional currency, based on the country in which the operations occur.
Equity Market Price
At December 31, 2015, the market value and cost of the equity securities in our investment portfolio were $100.4 million and $102.6 million, respectively. Included in the market value and cost of our equity securities at December 31, 2015 is $25.0 million and $27.0 million, respectively, of securities classified as trading securities. At December 31, 2014, the market value and cost of the equity securities in our investment portfolio were $215.6 million and $143.9 million, respectively. Included in the market value and cost of our equity securities at December 31, 2014 is $72.3 million and $67.0 million, respectively, of securities classified as trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce the value of equity securities held in our investment portfolio by $10.0 million as of December 31, 2015.
Our results of operations include compensation expenses associated with cash-settled equity-based long-term incentive awards, primarily all of which were issued in 2011 and 2012 in the form of performance-based RSU awards that vest at the end of three-year performance periods. Substantially all of these awards vested in June 2014 and June 2015. Therefore, although these awards had produced significant expense volatility in the past due to their valuation relative to Radian Group’s common stock price, the expense volatility from these awards will not continue in the future. The compensation expense related to all of these awards is based on the estimated fair value of the liability, and is impacted by changes in our stock price and, to a lesser extent, other factors. The related liability is adjusted quarterly based on changes in our current stock price during the period and other factors that we utilize to estimate the ultimate payout of each award. For the years ended December 31, 2015 and 2014, increases in the estimated fair value of the liability for these equity-based long-term incentive awards were $4.3 million and $16.1 million, respectively, due to changes in our stock price, which decreased $3.33 and increased $2.60, respectively, during the years ended December 31, 2015 and 2014. The year ended December 31, 2015 was additionally impacted by the payment of the awards in June 2015 at a stock price that was in excess of the price at December 31, 2015.

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
J. Franklin Hall
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To: The Board of Directors and Stockholders of Radian Group Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in common stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Radian Group Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/PricewaterhouseCoopers LLP

Philadelphia, PA
February 26, 2016

Radian Group Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
($ in thousands, except share and per-share amounts)
ASSETS
Investments (Note 6)
Fixed-maturities available for sale—at fair value (amortized cost $1,893,356 and $528,660)	$1,865,461	$536,890
Equity securities available for sale—at fair value (cost $75,538 and $76,900)	75,430	143,368
Trading securities—at fair value	1,279,137	1,633,584
Short-term investments—at fair value	1,076,944	1,300,872
Other invested assets	1,714	14,585
Total investments	4,298,686	3,629,299
Cash	46,898	30,465
Restricted cash	13,000	14,031
Accounts and notes receivable	61,734	85,792
Deferred income taxes, net (Note 13)	577,945	700,201
Goodwill and other intangible assets, net (Note 7)	289,417	288,240
Other assets (Note 9)	354,420	357,864
Assets held for sale (Note 3)	—	1,736,444
Total assets	$5,642,100	$6,842,336
LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$680,300	$644,504
Reserve for losses and loss adjustment expenses (“LAE”) (Note 10)	976,399	1,560,032
Long-term debt (Note 11)	1,219,454	1,192,299
Other liabilities	269,016	326,743
Liabilities held for sale (Note 3)	—	947,008
Total liabilities	3,145,169	4,670,586
Commitments and Contingencies (Note 17)
Equity component of currently redeemable convertible senior notes (Note 11)	—	74,690
Stockholders’ equity
Common stock: par value $.001 per share; 485,000,000 shares authorized at December 31, 2015 and 2014; 224,432,465 and 208,601,020 shares issued at December 31, 2015 and 2014, respectively; 206,871,768 and 191,053,530 shares outstanding at December 31, 2015 and 2014, respectively	224	209
Treasury stock, at cost: 17,560,697 and 17,547,490 shares at December 31, 2015 and 2014, respectively	(893,176)	(892,961)
Additional paid-in capital	2,716,618	2,531,513
Retained earnings	691,742	406,814
Accumulated other comprehensive (loss) income (“AOCI”) (Note 12)	(18,477)	51,485
Total stockholders’ equity	2,496,931	2,097,060
Total liabilities and stockholders’ equity	$5,642,100	$6,842,336

See Notes to Consolidated Financial Statements.

Radian Group Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per-share amounts)	2015	2014	2013
Revenues:
Net premiums earned—insurance	$915,908	$844,528	$781,420
Services revenue	153,815	76,693	—
Net investment income	81,537	65,655	68,121
Net gains (losses) on investments and other financial instruments	35,693	79,989	(106,525)
Other income	6,300	5,820	6,890
Total revenues	1,193,253	1,072,685	749,906
Expenses:
Provision for losses	198,585	246,083	562,747
Policy acquisition costs	22,424	24,446	28,485
Direct cost of services	89,963	43,605	—
Other operating expenses	246,157	252,283	257,402
Interest expense	91,102	90,464	74,618
Loss on induced conversion and debt extinguishment	94,207	—	—
Amortization and impairment of intangible assets	12,986	8,648	—
Total expenses	755,424	665,529	923,252
Pretax income (loss) from continuing operations	437,829	407,156	(173,346)
Income tax provision (benefit)	156,290	(852,418)	(31,495)
Net income (loss) from continuing operations	281,539	1,259,574	(141,851)
Income (loss) from discontinued operations, net of tax	5,385	(300,057)	(55,134)
Net income (loss)	$286,924	$959,517	$(196,985)

Net income (loss) per share:
Basic:
Net income (loss) from continuing operations	$1.41	$6.83	$(0.85)
Income (loss) from discontinued operations	0.03	(1.63)	(0.33)
Net income (loss)	$1.44	$5.20	$(1.18)

Diluted:
Net income (loss) from continuing operations	$1.20	$5.44	$(0.85)
Income (loss) from discontinued operations	0.02	(1.28)	(0.33)
Net income (loss)	$1.22	$4.16	$(1.18)

Weighted-average number of common shares outstanding—basic	199,910	184,551	166,366
Weighted-average number of common and common equivalent shares outstanding—diluted	246,332	233,902	166,366

Dividends per share	$0.01	$0.01	$0.01

See Notes to Consolidated Financial Statements.

Radian Group Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net income (loss)	$286,924	$959,517	$(196,985)
Other comprehensive income (loss), net of tax (see Note 12):
Net foreign currency translation adjustments	(217)	(226)	—
Unrealized (losses) gains on investments:
Unrealized holding (losses) gains arising during the period	(22,573)	13,650	19,149
Less: Reclassification adjustment for net (losses) gains included in net income (loss)	44,183	(1,039)	656
Net unrealized (losses) gains on investments	(66,756)	14,689	18,493
Activity related to investments recorded as assets held for sale	(3,254)	(302)	2,597
Other comprehensive (loss) income, net of tax	(70,227)	14,161	21,090
Comprehensive income (loss)	$216,697	$973,678	$(175,895)

See Notes to Consolidated Financial Statements.

Radian Group Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCI	Total
BALANCE, JANUARY 1, 2013	$151	$(892,094)	$1,967,414	$(355,241)	$16,095	$736,325
Net loss	—	—	—	(196,985)	—	(196,985)
Net unrealized gain on investments, net of tax	—	—	—	—	21,090	21,090
Repurchases of common stock under incentive plans	—	(713)	—	—	—	(713)
Issuance of common stock - stock offering	39	—	299,371	—	—	299,410
Issuance of common stock under incentive plans	1	—	62	—	—	63
Issuance of common stock under benefit plans	—	—	672	—	—	672
Issuance of convertible debt (See Note 11)	—	—	77,026	—	—	77,026
Net actuarial gain	—	—	—	—	198	198
Stock-based compensation expense, net	—	—	4,191	—	—	4,191
Dividends declared	—	—	(1,632)	—	—	(1,632)
BALANCE, DECEMBER 31, 2013	$191	$(892,807)	$2,347,104	$(552,226)	$37,383	$939,645
Net income	—	—	—	959,517	—	959,517
Net foreign currency translation adjustment, net of tax	—	—	—	—	(226)	(226)
Net unrealized gain on investments, net of tax	—	—	—	—	14,387	14,387
Repurchases of common stock under incentive plans	—	(154)	—	—	—	(154)
Issuance of common stock - stock offering	18	—	247,170	—	—	247,188
Issuance of common stock under incentive plans	—	—	182	—	—	182
Issuance of common stock under benefit plans	—	—	959	—	—	959
Net actuarial loss	—	—	—	—	(59)	(59)
Stock-based compensation expense, net	—	—	12,176	—	—	12,176
Reclassification to equity component of currently redeemable convertible senior notes	—	—	(74,690)	—	—	(74,690)
Dividends declared	—	—	(1,388)	(477)	—	(1,865)
BALANCE, DECEMBER 31, 2014	$209	$(892,961)	$2,531,513	$406,814	$51,485	$2,097,060
Net income	—	—	—	286,924	—	286,924
Net foreign currency translation adjustment, net of tax	—	—	—	—	(217)	(217)
Net unrealized loss on investments, net of tax	—	—	—	—	(70,010)	(70,010)
Repurchases of common stock under incentive plans	—	(215)	—	—	—	(215)
Issuance of common stock under incentive plans	1	—	1,284	—	—	1,285
Issuance of common stock under benefit plans	—	—	1,138	—	—	1,138
Stock-based compensation expense, net	—	—	15,513	—	—	15,513
Impact of extinguishment of Convertible Senior Notes due 2017	28	—	336,358	—	—	336,386
Net actuarial gain	—	—	—	—	265	265
Shares repurchased under ASR (Note 18)	(11)	—	(201,989)	—	—	(202,000)
Termination of capped calls (Note 11)	(3)	—	13,153	—	—	13,150
Change in equity component of currently redeemable convertible senior notes	—	—	19,648	—	—	19,648
Dividends declared	—	—	—	(1,996)	—	(1,996)
BALANCE, DECEMBER 31, 2015	$224	$(893,176)	$2,716,618	$691,742	$(18,477)	$2,496,931

See Notes to Consolidated Financial Statements.

Radian Group Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$286,924	$959,517	$(196,985)
Less: Income (loss) from discontinued operations, net of tax	5,385	(300,057)	(55,134)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net (gains) losses on investments and other financial instruments recognized in earnings	(35,693)	(79,989)	105,890
Loss on induced conversion and debt extinguishment	94,207	—	—
Net payments related to derivative contracts and VIEs	(3,203)	(125)	(8,574)
Net cash (paid) received for commutations, terminations and recaptures	(8,047)	1,105	(254,667)
Deferred income tax provision (benefit)	156,170	(825,843)	(31,847)
Amortization and impairment of intangible assets	12,986	8,648	—
Depreciation and other amortization, net	68,639	57,301	69,726
Change in:
Accounts and notes receivable	25,656	(28,310)	6,556
Unearned premiums	35,796	77,432	184,659
Reserve for losses and LAE	(575,594)	(604,906)	(664,588)
Other assets	21,620	37,460	61,302
Other liabilities	(58,562)	(55,592)	54,354
Net cash provided by (used in) operating activities, continuing operations	15,514	(153,245)	(619,040)
Net cash (used in) provided by operating activities, discontinued operations	(1,759)	17,071	(45,897)
Net cash provided by (used in) operating activities	13,755	(136,174)	(664,937)
Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	20,100	19,672	17,185
Proceeds from sales of equity securities available for sale	146,049	—	—
Proceeds from sales of trading securities	78,826	469,582	299,577
Proceeds from redemptions of fixed-maturity investments held to maturity	—	350	325
Proceeds from redemptions of fixed-maturity investments available for sale	103,595	4,985	538
Proceeds from redemptions of equity securities available for sale	—	—	10,503
Proceeds from redemptions of trading securities	221,914	201,597	233,763
Purchases of fixed-maturity investments available for sale	(1,486,318)	(519,166)	(21,432)
Purchases of equity securities available for sale	(75,538)	—	—
Purchases of trading securities	—	—	(259,897)
Sales, redemptions (purchases) of short-term investments, net	222,882	(364,855)	(363,446)
Sales of other assets and other invested assets, net	16,717	7,836	41,397
Proceeds from the sale of investment in affiliate, net of cash transferred	784,866	—	—
Purchases of property and equipment, net	(25,466)	(18,495)	(6,004)
Acquisitions, net of cash acquired	(10,837)	(295,977)	—
Net cash (used in) investing activities, continuing operations	(3,210)	(494,471)	(47,491)
Net cash provided by investing activities, discontinued operations	4,999	156,839	107,790
Net cash provided by (used in) investing activities	1,789	(337,632)	60,299

Radian Group Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)	Year Ended December 31,
	2015	2014	2013
Cash flows from financing activities:
Dividends paid	(1,996)	(1,865)	(1,632)
Issuance of long-term debt, net	343,334	293,809	377,783
Purchases and redemptions of long-term debt	(156,172)	(57,223)	(79,372)
Proceeds from termination of capped calls	13,150	—	—
Issuance of common stock	1,285	247,188	299,410
Purchase of shares under ASR	(202,000)	—	—
Excess tax benefits from stock-based awards	3,000	107	752
Net cash provided by financing activities, continuing operations	601	482,016	596,941
Net cash provided by (used in) financing activities, discontinued operations	—	—	—
Net cash provided by financing activities	601	482,016	596,941
Effect of exchange rate changes on cash	(133)	(68)	—
Increase (decrease) in cash	16,012	8,142	(7,697)
Cash, beginning of period	30,465	22,880	29,408
Less: (Decrease) increase in cash of business held for sale	(421)	557	(1,169)
Cash, end of period	$46,898	$30,465	$22,880

Supplemental disclosures of cash flow information:
Income taxes paid (received), continuing operations	$3,712	$(4,312)	$4,436
Income taxes paid, discontinued operations	2,036	13,891	1,051
Interest paid	61,077	50,702	40,380

See Notes to Consolidated Financial Statements.

Radian Group Inc.
Notes to Consolidated Financial Statements

1. Description of Business and Recent Developments
Business Overview
We provide mortgage and real estate products and services with a primary strategic focus on domestic, residential mortgage insurance on first-lien mortgage loans. We have two reportable business segments—Mortgage Insurance and Services. On April 1, 2015, Radian Guaranty completed the sale of its subsidiary, Radian Asset Assurance, a financial guaranty insurer, to Assured, pursuant to the Radian Asset Assurance Stock Purchase Agreement dated as of December 22, 2014. The operating results of Radian Asset Assurance are classified as discontinued operations for all periods presented in our consolidated balance sheets and consolidated statements of operations. See Note 3 for additional information related to discontinued operations.
Mortgage Insurance
Our Mortgage Insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, to mortgage lending institutions nationwide. We provide our mortgage insurance products and services mainly through our wholly-owned subsidiary, Radian Guaranty. Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who generally make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also supports increased levels of home ownership by facilitating the sale of these mortgage loans in the secondary mortgage market, most of which are sold to the GSEs.
Our Mortgage Insurance segment offers primary mortgage insurance coverage on residential first-lien mortgage loans. At December 31, 2015, primary insurance on first-lien mortgage loans represented approximately 97.4% of our $45.8 billion total direct RIF. At December 31, 2015, pool insurance represented approximately 2.5% of our total direct RIF. Additionally, in the past we offered other forms of credit enhancement on residential mortgage assets. These products included mortgage insurance on Second-liens and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as “non-traditional”). Our non-traditional RIF was $49.4 million as of December 31, 2015, representing less than 1% of our total direct RIF.
The GSEs and state insurance regulators impose various capital requirements on our insurance subsidiaries. These include financial requirements, such as Risk-to-capital, other risk-based capital measures and surplus requirements, as well as the PMIERs Financial Requirements discussed below. Failure to comply with applicable financial requirements may limit the amount of insurance that our insurance subsidiaries may write. The GSEs and our state insurance regulators also possess significant discretion with respect to our insurance subsidiaries. See Note 14 for additional regulatory information.
Services
Our Services segment provides services and solutions to the real estate and mortgage finance industries. Our Services segment provides outsourced services, mortgage-related analytics and specialized consulting and surveillance services for buyers and sellers of, and investors in, mortgage- and real estate-related loans and securities as well as other ABS. The primary lines of business in our Services segment include:

•
Loan Review and Due Diligence—Loan-level due diligence for various asset classes and securitizations, with a primary focus on the mortgage and RMBS markets, utilizing skilled professionals and proprietary technology, with offerings focused on credit underwriting, regulatory compliance and collateral valuation;

•
Surveillance—Monitoring of mortgage servicer and loan performance, with Risk Management and Servicing Oversight solutions that include RMBS surveillance, Regulatory and Operational loan level oversight, asset representation review and consulting services;

•
Valuation and Component Services—Outsourced solutions offered through Green River Capital, primarily focused on the SFR market, including valuations, property inspections, title reviews, lease reviews, tax lien reviews and due diligence reviews for SFR and residential real estate markets; as well as outsourced solutions for appraisal, title and closing services;

•	REO Management—REO asset management services offered through Green River Capital, which include management of the entire REO disposition process for our clients; and

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

•	EuroRisk—Outsourced mortgage services in the United Kingdom and Europe, with offerings that include due diligence services, quality control reviews, valuation reviews and consulting services.
During the first quarter of 2015, Clayton expanded its service offerings by acquiring Red Bell, a real estate brokerage company that provides products and services that include automated valuation models; broker price opinions used by investors, lenders and loan servicers; and advanced technology solutions for: (1) monitoring loan portfolio performance; (2) tracking non-performing loans; (3) managing REO assets; and (4) valuing and selling residential real estate through a secure platform. In addition, in October 2015, Clayton acquired ValuAmerica, a national title agency and appraisal management company with a technology platform that helps mortgage lenders and their vendors streamline and manage their supply chains and operational workflow. Red Bell and ValuAmerica are also included in the Services segment since the dates of acquisition. See Note 7 for additional information.
Discontinued Operations
On April 1, 2015, Radian Guaranty completed the sale of 100% of the issued and outstanding shares of Radian Asset Assurance for a purchase price of approximately $810 million, pursuant to the Radian Asset Assurance Stock Purchase Agreement. The divestiture was intended to better position Radian Guaranty to comply with the PMIERs and to support Radian’s strategic focus on the mortgage and real estate industries. After closing costs and other adjustments, Radian Guaranty received net proceeds of $789 million. For additional information related to discontinued operations, see Note 3.
Recent Developments
PMIERs
In order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERS. The GSEs recently revised the PMIERs, effective December 31, 2015, with the aim of ensuring that approved insurers will possess the financial and operational capacity to serve as strong counterparties to the GSEs throughout various market conditions. As a consequence, the PMIERs are comprehensive, covering virtually all aspects of the business and operations of a private mortgage insurer, including internal risk management and quality controls, the relationship between the GSEs and the approved insurer and the approved insurer’s financial condition. The GSEs have significant discretion under the PMIERs as well as a broad range of consent rights to approve various actions of the approved insurer. The GSEs may amend the PMIERs at any time in their sole discretion. If Radian Guaranty is unable to satisfy the requirements set forth in the PMIERs, Freddie Mac and/or Fannie Mae could restrict it from conducting certain types of business with them or take actions that may include not purchasing loans insured by Radian Guaranty.
The PMIERs Financial Requirements require that a mortgage insurer’s Available Assets (as defined, these primarily include liquid assets and exclude premiums received but not yet earned) meet or exceed its Minimum Required Assets (a risk-based minimum required asset amount calculated based on net RIF, and which is intended to approximate the maximum loss exposure based on a variety of criteria designed to evaluate credit quality). Under the final PMIERs, Radian Guaranty’s Available Assets and Minimum Required Assets are determined on an aggregate basis, taking into account the assets and insured risk of Radian Guaranty and its affiliated reinsurers. Therefore, developments that impact the assets and insured risk of Radian Guaranty’s affiliated reinsurers individually (such as capital contributions from Radian Group) also will impact the aggregate Available Assets and Minimum Required Assets, and importantly, Radian Guaranty’s compliance with the PMIERs Financial Requirements. As a result, references to Radian Guaranty’s Available Assets and Minimum Required Assets take into consideration both Radian Guaranty and its affiliated reinsurers. As of December 31, 2015, Radian Guaranty satisfied the PMIERs Financial Requirements, with its Available Assets exceeding Minimum Required Assets.
The implementation of the final PMIERs has: (1) increased the amount of capital that Radian Guaranty is required to hold, and therefore, may reduce our returns on subsidiary capital; (2) imposed higher capital requirements for certain types of mortgage insurance policies, that may potentially impact the type and volume of business that Radian Guaranty and other private mortgage insurers are willing to write; (3) imposed extensive and more stringent operational requirements in areas such as claim processing, loss mitigation, document retention, underwriting, quality control, reporting and monitoring, among others, that may result in additional costs to maintain compliance; and (4) imposed a requirement for Radian Guaranty to receive the consent of the GSEs prior to taking certain actions such as paying dividends, entering into various intercompany agreements, and commuting or reinsuring risk, among others.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

In order to comply with the PMIERs and to increase our financial flexibility, we executed the following transactions in the fourth quarter of 2015:

•
Radian Group transferred $325 million of cash and marketable securities to Radian Guaranty in exchange for a Surplus Note issued by Radian Guaranty. This Surplus Note has a 0% interest rate and is scheduled to mature on December 31, 2025. See Note 14 for additional information.

•	Radian Group contributed $50 million to an exclusive affiliated reinsurer of Radian Guaranty. See Note 14 for information on Radian Reinsurance.
In addition, Radian Guaranty had the option to recapture a portion of the risk ceded under its existing Second QSR Transaction on December 31, 2015. In order to manage its Minimum Required Assets under the PMIERs, Radian Guaranty chose not to exercise its option to recapture that risk and received a profit commission of approximately $8.0 million based on performance to date. In addition, Radian Guaranty received an $8.5 million prepaid supplemental ceding commission, the recognition of which has been deferred and is expected to be amortized as a reduction to our other operating expenses over approximately five years. See Note 8 for information on reinsurance transactions.
2015 Debt and Equity Transactions
During 2015, Radian Group completed a series of transactions to strengthen its capital position, including reducing its overall cost of capital and improving the maturity profile of its debt. This series of transactions had four components:

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
The above purchases of Convertible Senior Notes due 2017 resulted in a pretax charge of approximately $91.9 million during 2015, recorded as loss on induced conversion and debt extinguishment.
See Notes 11 and 18 for additional information.
Risks and Uncertainties
Radian Group and its subsidiaries are subject to risks and uncertainties that could affect amounts reported in our financial statements in future periods. Our future performance and financial condition are subject to significant risks and uncertainties that could cause actual results to be materially different from our estimates and forward-looking statements.

2. Significant Accounting Policies
Basis of Presentation
Our consolidated financial statements are prepared in accordance with GAAP and include the accounts of all wholly-owned subsidiaries. All intercompany accounts and transactions, and intercompany profits and losses, have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation, including the adoption of an update to the accounting standard for the presentation of debt issuance costs in financial statements, as further described below in “—Recent Accounting Pronouncements.”
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

Reserve for Losses and LAE
We establish reserves to provide for losses and LAE, including the estimated costs of settling claims in our Mortgage Insurance segment, in accordance with the accounting standard regarding accounting and reporting by insurance enterprises. Although this standard specifically excludes mortgage insurance from its guidance relating to the reserve for losses, we establish reserves for mortgage insurance as described below, using the guidance contained in this standard supplemented with other accounting guidance, due to the lack of specific guidance for mortgage insurance.
Estimating our loss reserve involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of each potential loss, including an estimate of the impact of our Loss Mitigation Activities. The models, assumptions and estimates we use to establish loss reserves may prove to be inaccurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty. As such, we cannot be certain that our reserve estimate will be adequate to cover ultimate losses on incurred defaults. For example, our mortgage insurance loss reserves generally increase as defaulted loans age, because historically, as defaulted loans age, they have been more likely to result in foreclosure, and therefore, have been more likely to result in a claim payment. While we believe this remains accurate, following the financial crisis, there are a significant number of loans in our defaulted portfolio that have been in default for an extended period of time, but which have not been subject to foreclosure, and therefore, have not resulted in claims. As a result, significant uncertainty remains with respect to the ultimate resolution of these aged defaults. This uncertainty requires management to use considerable judgment in estimating the rate at which these loans will result in claims.
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
In our Mortgage Insurance business, the default and claim cycle begins with the receipt of a default notice from the loan servicer. Reserves for losses are established upon receipt of notification from servicers that a borrower has missed two monthly payments, which is when we consider a loan to be in default for financial statement and internal tracking purposes. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We maintain an extensive database of claim payment history, and use models based on a variety of loan characteristics to determine the likelihood that a default will reach claim status.
With respect to loans that are in default, considerable judgment is exercised as to the adequacy of reserve levels. For purposes of reserve modeling, loans are aggregated into groups using a variety of factors. The attributes currently used to define the groups for purposes of developing various assumptions include, but are not limited to, the Stage of Default, the Time in Default and type of insurance (i.e., primary or pool). We use an actuarial projection methodology referred to as a “roll rate” analysis that uses historical claim frequency information to determine the projected ultimate Default to Claim Rates based on the Stage of Default and Time in Default as well as the date that a loan goes into default. The Default to Claim Rate also includes our estimates with respect to expected Rescissions and Claim Denials, which have the effect of reducing our Default to Claim Rates. We forecast the impact of our Loss Mitigation Activity in protecting us against fraud, underwriting negligence, breach of representation and warranties, inadequate documentation of submitted claims and other items that may give rise to Rescissions or cancellations and Claim Denials, to help determine the Default to Claim Rate. Our Loss Mitigation Activities have resulted in challenges from certain lender and servicer customers, which have resulted in some reversals of our decisions regarding Rescissions, Claim Denials and Claim Curtailments. Although we believe that our Loss Mitigation Activities are justified under our policies, if any of these challenges result in disputes or are not resolved, they could result in arbitration or judicial proceedings and we may need to reassume the risk on, and increase loss reserves for, those policies or pay additional claims. Our Master Policies specify the time period during which a suit or action arising from any right of the insured under the policy must be commenced. The assumptions embedded in our estimated Default to Claim Rate on our in-force default inventory include an adjustment to our estimated Rescissions and Claim Denials to account for the fact that we expect a certain number of policies to be reinstated and ultimately to be paid, as a result of valid challenges by such policy holders.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

After estimating the Default to Claim Rate, we estimate Claim Severity based on the average of recently observed severity rates within product type, type of insurance, and Time in Default cohorts. These average severity estimates are then applied to individual loan coverage amounts to determine reserves. Similar to the Default to Claim Rate, Claim Severity also is impacted by the length of time that loans are in default and by our Loss Mitigation Activity. For claims under our primary mortgage insurance, the coverage percentage is applied to the claim amount, which consists of the unpaid loan principal, plus past due interest (for which our liability is contractually capped in accordance with the terms of our Master Policies) and certain expenses associated with the default, to determine our maximum liability. Therefore, Claim Severity generally increases the longer that a loan is in default. In addition, we estimate the impact that the amount that Claim Curtailments due to servicer noncompliance with our insurance policies and servicing guidelines have on the amount that we ultimately will have to pay with respect to claims. As part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. If a servicer failed to satisfy its servicing obligations, our insurance policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim.
We do not establish reserves for loans that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a “second loss position” (i.e., we are not required to make a payment until a certain aggregate amount of losses have already been recognized on a given group of loans), we initially calculate the reserve for defaulted loans in the transaction as if there were no deductible. If the existing deductible for a given Structured Transaction is greater than the aggregate reserve amount for the defaults contained within the transaction, we do not establish a reserve for the defaults, or if appropriate, we record a partial reserve. We do not establish loss reserves for expected future claims on insured mortgages that are not in default. See “— Reserve for PDR” below for an exception to this general principle.
IBNR and Other Reserves
We also establish reserves for defaults that we estimate have been incurred but have not been reported to us on a timely basis by the servicer, as well as for previous Rescissions and Claim Denials that we estimate will be reinstated and subsequently paid. We generally give the policyholder up to 30 days to challenge our decision to rescind coverage before we consider a policy to be rescinded and remove it from our defaulted inventory; therefore, we currently expect only a limited percentage of policies that were rescinded to be reinstated. We currently expect a significant percentage of claims that were denied to be resubmitted as a perfected claim and ultimately paid. Most often, a Claim Denial is the result of a servicer’s inability to provide the loan origination file or other servicing documents for review. Under the terms of our Master Policies with our lending customers, our policyholders have up to one year after the acquisition of borrower’s title to provide to us the necessary documents to perfect a claim. All estimates are periodically reviewed and adjustments are made as they become necessary.
The impact to our reserve due to estimated future Rescissions and Claim Denials incorporates our expectations regarding the number of policies that we expect to be reinstated as a result of our claims rebuttal process. Rescissions and Claim Denials may occur for various reasons, including, without limitation, underwriting negligence, fraudulent applications and appraisals, breach of representations and warranties and inadequate documentation, primarily related to our Legacy Portfolio. The level of Rescissions and Claim Denials has been declining in recent periods as our defaulted Legacy Portfolio continues to decline, and we expect this trend to continue. In addition, with respect to claims decisions on the population of Future Legacy Loans covered under the BofA Settlement Agreement, Radian Guaranty has agreed, subject to certain limited exceptions and conditions, that it will limit Rescissions, Claim Denials or Claim Curtailments. See Note 10 for additional information about the BofA Settlement Agreement.
Unless a liability associated with such activities or discussions becomes probable and can be reasonably estimated, we consider our claim payments and our Rescissions, Claim Denials and Claim Curtailments to be resolved for financial reporting purposes. Under the accounting standard regarding contingencies, an estimated loss is accrued only if we determine that the loss is probable and can be reasonably estimated. For populations of disputed Rescissions, Claim Denials and Claim Curtailments where we determine that a settlement is probable and that a loss can be reasonably estimated, we reflect our best estimate of the expected loss related to the populations under discussion in our financial statements, primarily as a component of our IBNR reserve. While our reserves include our best estimate of such losses, the outcome of the discussions or potential legal proceedings that could ensue is uncertain, and it is reasonably possible that a loss exists in excess of the amount accrued.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

Included in our loss reserves is an estimate related to a potential additional payment to Freddie Mac under the Freddie Mac Agreement, which is dependent upon the Loss Mitigation Activity on the population of loans subject to that agreement. Our reserve related to this potential additional payment is based on the estimated Rescissions, Claim Denials, Claim Curtailments, and cancellations for this population of loans, determined using assumptions that are consistent with those utilized to determine our overall loss reserves. See Note 10 for additional information about the Freddie Mac Agreement.
Senior management regularly reviews the modeled frequency, Rescission, Claim Denial and Claim Severity estimates, which are based on historical trends, as described above. If recent emerging or projected trends differ significantly from the historical trends used to develop the modeled estimates, management evaluates these trends and determines how they should be considered in its reserve estimates.
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
For our mortgage insurance business, we group our mortgage insurance products into two categories: first-lien and Second-lien. To assess the need for a PDR on our first-lien insurance portfolio, we develop loss projections based on modeled loan defaults related to our current RIF. This projection is based on recent trends in default experience, severity and rates of defaulted loans moving to claim (such Default to Claim Rates are net of our estimates of Rescissions and Claim Denials), as well as recent trends in the rate at which loans are prepaid.
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
Fair Value of Financial Instruments
Our estimated fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model. Changes in economic conditions and capital market conditions, including but not limited to, credit spread changes, benchmark interest rate changes, market volatility and changes in the value of underlying collateral, could cause actual results to differ materially from our estimated fair value measurements. We define fair value as the current amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

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
Deferred Policy Acquisition Costs
Incremental, direct costs associated with the successful acquisition of mortgage insurance business, consisting of compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs. Amortization of these costs for each underwriting year book of business is expensed in proportion to estimated gross profits over the estimated life of the policies. This includes accruing interest on the unamortized balance of deferred policy acquisition costs. Ceding commissions received under our reinsurance arrangements related to these costs are also deferred and accounted for using similar assumptions, including certain amounts received under the QSR Transactions (See Note 8).
Estimates of expected gross profit, including the Persistency Rate and loss development assumptions for each underwriting year used as a basis for amortization, are evaluated quarterly and the total amortization recorded to date is adjusted by a charge or credit to our consolidated statements of operations if actual experience or other evidence suggests that previous estimates should be revised. Considerable judgment is used in evaluating these estimates and the assumptions on which they are based. The use of different assumptions may have a significant effect on the amortization of deferred policy acquisition costs.
Revenue Recognition-Services Revenue
Services revenue is recognized when pervasive evidence of an arrangement exists, the service has been performed, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured.
The Services segment derives most of its revenue from professional service activities. A portion of these activities are provided under “time-and-materials” billing arrangements. Services revenue consisting of billed fees and pass-through expenses is recorded as work is performed and expenses are incurred. Services revenue also includes expenses billed to clients, which includes travel and other out-of-pocket expenses, and other reimbursable expenses.
The Services segment also derives revenue from REO management activities, and is generally paid a fixed fee or a percentage of the sale proceeds upon the sale of a property. Services revenue is recognized when the sale of a property closes and the client has confirmed receipt of the sale proceeds from a buyer. In certain instances, fees are received at the time that an asset is assigned to Radian for REO management. These fees are recorded as deferred revenue and are recognized on a straight-line basis over the average period of time required to sell an asset and complete the earnings process.
The Services segment also provides certain services under multiple element arrangements, including valuations, title reviews and tax lien reviews. Contracts for these services include provisions requiring the client to pay a per unit price for services that have been performed if the client cancels the contract. Each service qualifies as a separate unit of accounting on a per unit basis, and we recognize revenue as each individual service is performed.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

We do not recognize revenue or expense related to amounts advanced by us and subsequently reimbursed by clients for maintenance or repairs of REO properties because we are not the primary obligor and we have minimal credit risk. We record an expense if an advance is made that is not in accordance with a client contract and the client is not obligated to reimburse us.
Direct Cost of Services
Direct cost of services consists primarily of employee compensation and related payroll benefits, the cost of billable labor assigned to revenue-generating activities, as well as corresponding travel and related expenses incurred in providing such services to clients in our Services segment. Direct cost of services also includes costs paid to outside vendors, including real estate agents that provide valuation and related services. Direct cost of services does not include an allocation of overhead costs.
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
Our framework for assessing the recoverability of our DTAs requires consideration of all available evidence, including:

•	whether there are cumulative losses from previous years;

•	future projections of taxable income within the applicable carryback and carryforward periods, including the sustainability of our forecasts of future taxable income under potential stress scenarios;

•	degree of certainty regarding our projected incurred losses;

•	future reversals of existing taxable temporary differences; and

•	potential tax planning strategies.
Our provision for income taxes for interim financial periods is based on an estimate of our annual effective tax rate for the full year of 2015 and 2014. When estimating our full year 2015 and 2014 effective tax rates, we adjust our forecasted pre-tax income for gains and losses on our investments, changes in the accounting for uncertainty in income taxes, changes in our beginning of year valuation allowance, and other adjustments. The impact of these items is accounted for discretely at the federal applicable tax rate. During 2013, given the impact on our pre-tax results of net gains or losses resulting from our derivative transactions and our investment portfolio, and the continued uncertainty regarding our ability to rely on certain short-term financial projections, which directly affected our ability to estimate an effective tax rate for the full year, we recorded our interim period income tax provision (benefit) based on actual results of operations.
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
Cash and Restricted Cash
Included in our restricted cash balances as of December 31, 2015 were: (1) funds for a mortgage insurance reserve policy held in escrow for any future duties, rights and liabilities; (2) funds held as collateral under our insurance trust agreements related to health care benefits; (3) funds held in trust for the benefit of certain policyholders; (4) escrow funds held for servicer liabilities; and (5) escrow funds held for title services obligations.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

Within our consolidated statements of cash flows, we classify cash receipts and cash payments related to items measured at fair value according to their nature and purpose. Because our investment activity for trading securities relates to overall strategic initiatives and is not trading related, it is recorded as cash flows from investing activities.
Investments
We group assets in our investment portfolio into one of three main categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity, if any, are classified as held to maturity and are reported at amortized cost. Investments in securities not classified as held to maturity or trading securities are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as AOCI. Investments classified as trading securities are reported at fair value, with unrealized gains and losses reported as a separate component of income. Short-term investments consist of money market instruments, certificates of deposit and highly liquid, interest-bearing instruments with an original maturity of three months or less at the time of purchase. Amortization of premium and accretion of discount are calculated principally using the interest method over the term of the investment. Realized gains and losses on investments are recognized using the specific identification method. See Notes 5 and 6 for further discussion on the fair value of investments.
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
Accounts and Notes Receivable
Accounts and notes receivable primarily consist of accrued premiums receivable due from our mortgage insurance customers, amounts due from our Services customers for services our Services segment has performed, and, as of December 31, 2014, the profit commission receivable related to the Initial QSR Transaction. See Note 8 for details. Accounts and notes receivable are carried at their estimated collectible amounts, net of any allowance for doubtful accounts, and are periodically evaluated for collectability based on past payment history and current economic conditions.
Company-Owned Life Insurance (“COLI”)
We are the beneficiary of insurance policies on the lives of certain of our current and past officers and employees. We have recognized the amount that could be realized upon surrender of the insurance policies in other assets in our consolidated balance sheets.
Property and Equipment
Property and equipment is carried at cost, net of depreciation. For financial statement reporting purposes, computer hardware and software is generally depreciated over three or five years and furniture, fixtures and office equipment is depreciated over seven years. Leasehold improvements are depreciated over the lesser of the life of the asset improved or the remaining term of the lease. For income tax purposes, we use accelerated depreciation methods.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

Goodwill and Other Intangible Assets, Net
Goodwill and other intangible assets were established primarily in connection with our acquisition of Clayton. Goodwill is an asset representing the estimated future economic benefits arising from the assets we have acquired that were not individually identified and separately recognized, and includes the value of discounted expected future cash flows of Clayton, Clayton’s workforce, expected synergies with our other affiliates and other unidentifiable intangible assets. Goodwill is deemed to have an indefinite useful life and is subject to review for impairment annually, or more frequently, whenever circumstances indicate potential impairment at the reporting unit level. A reporting unit represents a business for which discrete financial information is available; more than one reporting unit may be aggregated into a single reporting unit if they have similar economic characteristics. The value of goodwill is primarily supported by revenue projections, which are driven primarily by projected transaction volume and margins. Lower earnings over sustained periods can lead to impairment of goodwill, which could result in a charge to earnings.
Intangible assets, other than goodwill, primarily consist of customer relationships, technology, trade name and trademarks, client backlog and non-competition agreements. Customer relationships represent the value of the specifically acquired customer relationships and are valued using the excess earnings approach using estimated client revenues, attrition rates, implied royalty rates and discount rates. The excess earnings approach estimates the present value of expected earnings in excess of a traditional return on business assets. Technology represents proprietary software used for loan review and due diligence, managing the REO disposition process and performing surveillance of mortgage loan servicers. Trade name and trademarks reflect the value inherent in the recognition of the “Clayton” name and its reputation. For purposes of our intangible assets, we use the term client backlog to refer to the estimated present value of fees to be earned for services performed on loans currently under surveillance or REO assets under management. The value of a non-competition agreement is an appraisal of potential lost revenues that would arise from an individual leaving to work for a competitor or initiating a competing enterprise. For financial reporting purposes, intangible assets with finite lives are amortized over their applicable estimated useful lives in a manner that approximates the pattern of expected economic benefit from each intangible asset.
The calculation of the estimated fair value of goodwill and other intangibles is performed using an income approach and requires the use of significant estimates and assumptions that are highly subjective in nature, such as attrition rates, discount rates, future expected cash flows and market conditions. The most significant assumptions relate to the valuation of goodwill and customer relationships. In particular, future expected cash flows include estimated transaction volumes that are not currently contracted, as well as volume projections associated with non-agency RMBS securitizations, for which current market conditions are not favorable. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

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
June 2015 Purchases of Convertible Debt Prior to Maturity
We accounted for the June 2015 purchases of a portion of our outstanding convertible debt in exchange for cash and shares of Radian Group common stock as an induced conversion of convertible debt in accordance with the accounting standard regarding derecognition of debt with conversion and other options, and the accounting standard regarding debt modifications and extinguishments. The accounting standards require the recognition through earnings of an inducement charge equal to the fair value of the consideration delivered in excess of the consideration issuable under the original conversion terms. The remaining consideration delivered and transaction costs incurred are required to be allocated between the extinguishment of the liability component and the reacquisition of the equity component. Therefore, we recognized as a loss on induced conversion and debt extinguishment the sum of: (i) the inducement charge; (ii) the difference between the fair value and the carrying value of the liability component of the purchased debt; (iii) transaction costs allocated to the debt component; and (iv) unamortized debt issuance costs related to the purchased debt.
Accelerated Share Repurchase
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
Recent Accounting Pronouncements
In April 2014, the FASB issued an update to the accounting standard for reporting discontinued operations and disclosures of disposals of components of an entity. This update changes the requirements for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents (or would represent) a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (b) the component of an entity or group of components of an entity is disposed of by sale; or, (c) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). The amendments in this update require expanded disclosures about discontinued operations. The provisions of this update were effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption was permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We did not elect early adoption of this update for the disposition of Radian Asset Assurance. The significance of this guidance for the Company is dependent on any future dispositions or disposals.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

In May 2014, the FASB issued an update to the accounting standard regarding revenue recognition. This update is intended to provide a consistent approach in recognizing revenue. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. While this update is not expected to change revenue recognition principles related to our insurance products, this update may be applicable to a portion of the revenues from our Services segment. In July 2015, the FASB delayed the effective date for this updated standard to interim and annual periods beginning after December 15, 2017. We are currently evaluating the impact to our financial statements and future disclosures as a result of this update, if any.
In April 2015, the FASB issued an update to the accounting standard for the presentation of debt issuance costs in financial statements. The new standard requires an entity to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability, consistent with debt discounts, rather than as a separate asset as currently required. The recognition and measurement guidance for debt issuance costs are not affected by the update. The provisions of this update are effective for interim and annual periods beginning after December 15, 2015, and must be applied on a retrospective basis for all periods presented. We early adopted this update effective June 30, 2015, as permitted for financial statements that have not been previously issued. The implementation of this update resulted in a reclassification of approximately $17.6 million of remaining debt issuance costs on our December 31, 2014 consolidated balance sheet, from other assets, to be presented as a reduction of the related debt liability. This update has also been applied retrospectively to prior periods presented. See Note 11 for additional information on the impact of the reclassification.
In April 2015, the FASB issued an update to the accounting standard for the accounting of internal-use software. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The provisions of this update are effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We do not expect a material impact to our financial position, results of operations or cash flows from this update.
In May 2015, the FASB issued an update to the accounting standard for the accounting of short-duration insurance contracts by insurance entities. The amendments in this update require insurance entities to disclose certain information about the liability for unpaid claims and claim adjustment expenses. The additional information required is focused on improvements in disclosures regarding insurance liabilities, including the timing, nature and uncertainty of future cash flows related to insurance liabilities and the effect of those cash flows on the statement of comprehensive income. The disclosures required by this update are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016; early adoption is permitted. We are currently evaluating the additional disclosures required in our financial statements as a result of this update.
In September 2015, the FASB issued an update to the accounting standard for the accounting of business combinations to simplify the accounting for measurement period adjustments. The update requires adjustments to provisional amounts that are identified during the measurement period to be recognized by the acquirer in the reporting period in which the adjustment amounts are determined. In that same reporting period, the acquirer must record in its financial statements the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Prior to the update to the accounting standard, adjustments to provisional amounts were required to be made retrospectively, with a corresponding adjustment to goodwill. The changes required by this update must be applied prospectively to provisional amount adjustments that are recorded in annual periods beginning after the December 15, 2015 effective date; early application is permitted for financial statements that have not been issued. The significance of this guidance for the Company will depend on future acquisition activity.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

In January 2016, the FASB issued an update that makes certain changes to the standard for the accounting of financial instruments. Among other things, the update requires: (i) equity investments to be measured at fair value with changes in fair value recognized in net income; (ii) the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset; and (iv) separate presentation in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update also eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This update is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted, with the exception of the “own credit” provision. We are currently evaluating the impact to our financial statements and future disclosures as a result of this update.

3. Discontinued Operations
On April 1, 2015, Radian Guaranty completed the sale of 100% of the issued and outstanding shares of Radian Asset Assurance for a purchase price of approximately $810 million, pursuant to the Radian Asset Assurance Stock Purchase Agreement.
Radian Asset Assurance provided direct insurance and reinsurance on credit-based risks. As a result, the assets and liabilities associated with the discontinued operations had historically been a source of significant volatility to Radian’s results of operations, due to various factors including fluctuations in fair value and credit risk. The divestiture was intended to better position Radian Guaranty to comply with the PMIERs (which are discussed in Note 1) and to support Radian’s strategic focus on the mortgage and real estate industries. After closing costs and other adjustments, Radian Guaranty received net proceeds of $789 million.
Based upon the applicable terms of the Radian Asset Assurance Stock Purchase Agreement, we determined that Radian Asset Assurance met the criteria for held for sale and discontinued operations accounting at December 31, 2014. As a result, we recognized a pre-tax impairment charge of $467.5 million for the year ended December 31, 2014 and an additional pre-tax impairment charge of $14.3 million through April 1, 2015, when the sale was completed. We recorded total net income from discontinued operations of $5.4 million related to this sale in 2015, consisting primarily of the recognition of investment gains previously deferred and recorded in accumulated other comprehensive income and recognized as a result of the completion of the sale of Radian Asset Assurance to Assured on April 1, 2015, as well as adjustments to estimated transaction costs and taxes. The operating results of Radian Asset Assurance are classified as discontinued operations for all periods presented in our Consolidated Statements of Operations. No general corporate overhead or interest expense was allocated to discontinued operations.
Previously, Radian Asset Assurance comprised substantially all of the financial guaranty segment and, as a result, we no longer present a financial guaranty segment. Certain corporate income and expenses that were previously allocated to the financial guaranty segment but were not reclassified to discontinued operations, such as investment income, interest expense and corporate overhead expenses, were reallocated to the Mortgage Insurance segment for those periods in which discontinued operations are presented.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

The income (loss) from discontinued operations consisted of the following components for the periods indicated:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net premiums earned	$1,007	$37,194	$49,474
Net investment income	9,153	35,633	39,966
Net gains (losses) on investments and other financial instruments	21,486	55,312	(47,930)
Impairment losses on investments	—	—	(3)
Change in fair value of derivative instruments	2,625	130,617	(32,406)
Other income	—	88	(20)
Total revenues	34,271	258,844	9,081

Provision for losses	502	2,853	2,486
Policy acquisition costs	(191)	6,340	13,178
Other operating expense	4,107	23,726	27,127
Total expenses	4,418	32,919	42,791

Equity in net (loss) income of affiliates	(13)	(13)	1
Income (loss) from operations of businesses held for sale	29,840	225,912	(33,709)
Loss on sale	(14,280)	(467,527)	—
Income tax provision	10,175	58,442	21,425
Income (loss) from discontinued operations, net of tax	$5,385	$(300,057)	$(55,134)
The assets and liabilities associated with the discontinued operations have been segregated in the consolidated balance sheets. The following table summarizes the major components of Radian Asset Assurance’s assets and liabilities held for sale on the Consolidated Balance Sheets as of December 31, 2015 and 2014:

	December 31,
(In thousands)	2015	2014
Fixed-maturity investments	$—	$224,552
Equity securities	—	3,749
Trading securities	—	689,887
Short-term investments	—	435,413
Other invested assets	—	108,206
Other assets	—	274,637
Total assets held for sale	$—	$1,736,444

Unearned premiums	$—	$158,921
Reserve for losses and LAE	—	31,558
VIE debt	—	85,016
Derivative liabilities	—	183,370
Other liabilities	—	488,143
Total liabilities held for sale	$—	$947,008

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

4. Segment Reporting
We have two strategic business units that we manage separately—Mortgage Insurance and, effective with the June 30, 2014 acquisition of Clayton, our Services segment. Adjusted pretax operating income for each segment represents segment results on a standalone basis; therefore, inter-segment eliminations and reclassifications required for consolidated GAAP presentation have not been reflected. See Note 3 for information related to discontinued operations.
We allocate to our Mortgage Insurance segment: (i) corporate expenses based on an allocated percentage of time spent on the Mortgage Insurance segment; (ii) all interest expense except for interest expense related to the Senior Notes due 2019 that were issued to fund our purchase of Clayton; and (iii) all corporate cash and investments.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

Summarized operating results for our segments as of and for the periods indicated, are as follows:

	December 31, 2015
(In thousands)	Mortgage Insurance		Services		Total
Net premiums written—insurance	$968,505		$—		$968,505
Increase in unearned premiums	(52,597)		—		(52,597)
Net premiums earned—insurance	915,908		—		915,908
Services revenue	—		157,416		157,416
Net investment income	81,537		—		81,537
Other income	6,300		—		6,300
Total	1,003,745		157,416	(1)	1,161,161	(2)

Provision for losses	198,433		—		198,433
Policy acquisition costs	22,424		—		22,424
Direct cost of services	—		93,504		93,504
Other operating expenses before corporate allocations	149,941		43,622		193,563
Total	370,798	(1)	137,126		507,924
Adjusted pretax operating income before corporate allocations	632,947		20,290		653,237
Allocation of corporate operating expenses	46,418		4,823		51,241
Allocation of interest expense	73,402		17,700		91,102
Adjusted pretax operating income (loss)	$513,127		$(2,233)		$510,894

Total assets	$5,281,597		$360,503		$5,642,100

NIW (in millions)	$41,411
________________

(1)	Includes inter-segment expenses and revenues as follows:

	December 31, 2015
(In thousands)	Mortgage Insurance	Services
Inter-segment revenues	$—	$3,601
Inter-segment expenses	3,601	—

(2)	Excludes net gains on investments and other financial instruments of $35.7 million, not included in adjusted pretax operating income.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

	December 31, 2014
(In thousands)	Mortgage Insurance		Services (1)		Total
Net premiums written—insurance	$925,181		$—		$925,181
Increase in unearned premiums	(80,653)		—		(80,653)
Net premiums earned—insurance	844,528		—		844,528
Services revenue	—		76,709		76,709
Net investment income	65,655		—		65,655
Other income	5,321		1,265		6,586
Total	915,504		77,974	(2)	993,478	(3)

Provision for losses	246,865		—		246,865
Change in expected economic loss or recovery for consolidated VIEs	113		—		113
Policy acquisition costs	24,446		—		24,446
Direct cost of services	—		43,605		43,605
Other operating expenses before corporate allocations	170,390		18,915		189,305
Total	441,814	(2)	62,520		504,334
Adjusted pretax operating income before corporate allocations	473,690		15,454		489,144
Allocation of corporate operating expenses	55,154		1,144		56,298
Allocation of interest expense	81,600		8,864		90,464
Adjusted pretax operating income	$336,936		$5,446		$342,382

Assets held for sale (4)	$—		$—		$1,736,444
Total assets	4,769,014		336,878		6,842,336

NIW (in millions)	$37,349
________________

(1)	Includes the acquisition of Clayton, effective June 30, 2014.

(2)	Includes inter-segment expenses and revenues as follows:

	December 31, 2014
(In thousands)	Mortgage Insurance	Services
Inter-segment revenues	$—	$782
Inter-segment expenses	782	—

(3)	Excludes net gains on investments and other financial instruments of $80.0 million, not included in adjusted pretax operating income.

(4)	Assets held for sale are not part of the Mortgage Insurance or Services segments.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

December 31, 2013
Mortgage Insurance
(In thousands)
Net premiums written—insurance	$950,998
Increase in unearned premiums	(169,578)
Net premiums earned—insurance	781,420
Net investment income	68,121
Other income	6,255
Total (1)	855,796

Provision for losses	562,747
Change in expected economic loss or recovery for consolidated VIEs	(21)
Policy acquisition costs	28,485
Other operating expenses before corporate allocations	160,327
Total	751,538
Adjusted pretax operating income before corporate allocations	104,258
Allocation of corporate operating expenses	97,075
Allocation of interest expense	74,618
Adjusted pretax operating loss	$(67,435)

Total assets (2)	$3,837,889

NIW (in millions)	$47,255
________________

(1)
Excludes the following revenue items not included in adjusted pretax operating loss: (i) net losses on investments and other financial instruments of $106.5 million; (ii) change in fair value of derivative instruments of $0.6 million.

(2)	Does not include assets held for sale of $1.8 billion which are not a part of the Mortgage Insurance segment.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

The reconciliation of adjusted pretax operating income (loss) to consolidated pretax income (loss) from continuing operations is as follows:

	December 31,
(In thousands)	2015	2014	2013
Adjusted pretax operating income (loss):
Mortgage insurance (1)	$513,127	$336,936	$(67,435)
Services (1)	(2,233)	5,446	—
Total adjusted pretax operating income (loss)	$510,894	$342,382	$(67,435)

Net gains (losses) on investments and other financial instruments (2)	35,693	80,102	(105,911)
Loss on induced conversion and debt extinguishment	(94,207)	—	—
Acquisition-related expenses	(1,565)	(6,680)	—
Amortization and impairment of intangible assets	(12,986)	(8,648)	—
Consolidated pretax income (loss) from continuing operations	$437,829	$407,156	$(173,346)
________________

(1)	Includes inter-segment expenses and revenues as listed in the notes to the preceding tables.

(2)
The change in expected economic loss or recovery associated with our previously owned VIEs is included in adjusted pretax operating income above, although it represents amounts that are not included in net income. Therefore, for purposes of this reconciliation, net gains (losses) on investments and other financial instruments has been adjusted by income of $0.1 million and $0.6 million for the years ended December 31, 2014 and 2013, respectively, to reverse this item.

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
As of December 31, 2015, California is the only state that accounted for more than 10% of our mortgage insurance business measured by primary RIF. California accounted for 12.8% of our Mortgage Insurance segment’s primary RIF at December 31, 2015, compared to 13.7% at December 31, 2014. California accounted for 15.2% of our Mortgage Insurance segment’s direct primary NIW for the year ended December 31, 2015, compared to 17.2% and 18.4% for the years ended December 31, 2014 and 2013, respectively.
The largest single mortgage insurance customer (including branches and affiliates), measured by primary NIW, accounted for 4.6% of NIW during 2015, compared to 4.0% and 5.8% from the largest single customer in 2014 and 2013, respectively. Earned premiums from one mortgage insurance customer represented 16%, 19% and 21% of our consolidated revenues in 2015, 2014 and 2013, respectively.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

5. Fair Value of Financial Instruments
The following is a list of those assets that are measured at fair value by hierarchy level as of December 31, 2015:

	December 31, 2015
(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$670.3	$8.0	$—	$678.3
State and municipal obligations	—	341.9	—	341.9
Money market instruments	443.3	—	—	443.3
Corporate bonds and notes	—	1,383.2	—	1,383.2
RMBS	—	297.1	—	297.1
CMBS	—	544.6	—	544.6
Other ABS	—	371.6	—	371.6
Foreign government and agency securities	—	37.6	—	37.6
Equity securities	74.9	25.0	0.5	100.4
Other investments (1)	—	99.0	—	99.0
Total Investments at Fair Value (2)	1,188.5	3,108.0	0.5	4,297.0
Total Assets at Fair Value	$1,188.5	$3,108.0	$0.5	$4,297.0
______________________

(1)	Comprising short-term certificates of deposit and commercial paper.

(2)	Does not include certain other invested assets ($1.7 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.
At December 31, 2015, total Level III assets of $0.5 million accounted for less than 0.1% of total assets measured at fair value. This investment was purchased during the three months ended June 30, 2015, and there were no related gains or losses recorded during the year ended December 31, 2015. There were no Level III liabilities at December 31,2015.
There were no investment transfers between Level I and Level II for the year ended December 31, 2015. There were also no transfers involving Level III assets or liabilities for the year ended December 31, 2015.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

The following is a list of those assets that are measured at fair value by hierarchy level as of December 31, 2014:

	December 31, 2014
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
Rollforward activity of Level III assets and liabilities (including realized and unrealized gains and losses, purchases, sales, issuances, settlements and transfers) was immaterial for the years ended December 31, 2015 and 2014.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

U.S. government and agency securities—The fair value of U.S. government and agency securities is estimated using observed market transactions, including broker-dealer quotes and actual trade activity as a basis for valuation. U.S. government and agency securities are categorized in either Level I or Level II of the fair value hierarchy.
State and municipal obligations—The fair value of state and municipal obligations is estimated using recent transaction activity, including market observations. Valuation models are used, which incorporate bond structure, yield curve, credit spreads and other factors. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable.
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
Equity securities—The fair value of these securities is generally estimated using observable market data in active markets or bid prices from market makers and broker-dealers. Generally, these securities are categorized in Level I or II of the fair value hierarchy, as observable market data are readily available. A small number of our equity securities, however, are categorized in Level III of the fair value hierarchy due to a lack of market-based transaction data or the use of model-based valuations.
Other investments—These securities primarily consist of short-term certificates of deposit, which are categorized in Level II of the fair value hierarchy.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our consolidated balance sheets were as follows as of the dates indicated:

	December 31, 2015		December 31, 2014
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Other invested assets	$1.7	$4.9	$14.6	$20.5	(1)
Liabilities:
Long-term debt	1,219.5	1,414.9	1,192.3	1,859.3	(1)
______________________

(1)	These estimated fair values would be classified in Level II of the fair value hierarchy.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

6. Investments
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	December 31, 2015
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$13,773	$13,752	$—	$21
State and municipal obligations	36,920	37,900	1,100	120
Corporate bonds and notes	815,024	802,193	4,460	17,291
RMBS	226,744	224,905	625	2,464
CMBS	415,780	406,910	69	8,939
Other ABS	359,452	355,494	16	3,974
Foreign government and agency securities	25,663	24,307	27	1,383
	$1,893,356	$1,865,461	$6,297	$34,192
Equity securities available for sale (1)	$75,538	$75,430	$—	$108
Total debt and equity securities	$1,968,894	$1,940,891	$6,297	$34,300
______________________

(1)	Comprising primarily a multi-sector exchange-traded fund.

	December 31, 2014
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$5,709	$5,751	$48	$6
State and municipal obligations	17,727	18,910	1,183	—
Corporate bonds and notes	277,678	284,408	7,288	558
RMBS	41,467	42,520	1,053	—
CMBS	57,358	58,234	876	—
Other ABS	109,420	107,701	8	1,727
Foreign government and agency securities	19,301	19,366	307	242
	$528,660	$536,890	$10,763	$2,533
Equity securities available for sale (1)	$76,900	$143,368	$66,468	$—
Total debt and equity securities	$605,560	$680,258	$77,231	$2,533
______________________

(1)	Comprising primarily broadly diversified domestic equity mutual funds.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

	December 31,
(In thousands)	2015	2014
Trading securities:
U.S. government and agency securities	$129,913	$134,530
State and municipal obligations	303,946	343,926
Corporate bonds and notes	580,993	708,361
RMBS	72,192	89,810
CMBS	137,678	188,615
Other ABS	16,131	77,755
Foreign government and agency securities	13,268	18,331
Equity securities	25,016	72,256
Total	$1,279,137	$1,633,584
For trading securities that were held at December 31, 2015 and 2014, we had net unrealized losses during 2015 and net unrealized gains during 2014 associated with those securities in the amount of $25.2 million and $65.7 million, respectively.
As of December 31, 2015 and 2014, our investment portfolio included no Sovereign securities of countries that have Sovereign obligations that have been under particular stress due to economic uncertainty, potential restructuring and ratings downgrades, including the Stressed European Countries (Greece, Spain, Italy, Hungary, Portugal and Ireland, collectively).
For the years ended December 31, 2015, 2014 and 2013, we did not sell or transfer any fixed-maturity investments classified as held to maturity. For the years ended December 31, 2015, 2014 and 2013, we did not transfer any securities from the available for sale or trading categories.
Net investment income consisted of:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Investment income:
Fixed-maturities	$81,127	$62,352	$66,131
Equity securities	4,539	6,287	6,592
Short-term investments	745	246	255
Other	600	1,848	1,970
Gross investment income	87,011	70,733	74,948
Investment expenses	(5,474)	(5,078)	(6,827)
Net investment income	$81,537	$65,655	$68,121

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

Net realized and unrealized gains (losses) on investments and other financial instruments consisted of:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net realized gains (losses) on investments:
Fixed-maturities held to maturity	$—	$(9)	$2
Fixed-maturities available for sale	(1,176)	(1,599)	937
Equities available for sale	69,150	—	349
Trading securities	(9,231)	(6,996)	7,997
Short-term investments	(24)	1	1
Other invested assets	3,267	—	8,841
Other gains	110	246	126
Net realized gains (losses) on investments	62,096	(8,357)	18,253
Unrealized (losses) gains on trading securities	(27,015)	92,226	(117,198)
Total gains (losses) on investments	35,081	83,869	(98,945)
Net gains (losses) on other financial instruments	612	(3,880)	(7,580)
Net gains (losses) on investments and other financial instruments	$35,693	$79,989	$(106,525)
The sources of our proceeds and related investment gains (losses) on our available for sale securities are as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Fixed-maturities available for sale:
Proceeds received from redemptions	$103,595	$4,985	$538
Proceeds received from sales	20,100	19,672	17,185
Gross investment gains from sales and redemptions	64	99	1,078
Gross investment losses from sales and redemptions	(1,240)	(1,698)	(141)
Equities available for sale:
Proceeds received from sales and redemptions	146,049	—	10,503
Gross investment gains from sales and redemptions	69,150	—	349
The change in unrealized gains (losses) recorded in accumulated other comprehensive income (loss) consisted of the following:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Fixed-maturities:
Unrealized holding (losses) gains arising during the period, net of tax	$(24,246)	$4,531	$(240)
Less reclassification adjustment for net (losses) gains included in net income (loss), net of tax	(764)	(1,039)	929
Net unrealized (losses) gains on investments, net of tax	$(23,482)	$5,570	$(1,169)

Equities:
Unrealized holding gains arising during the period, net of tax	$1,673	$9,119	$19,389
Less reclassification adjustment for net gains (losses) included in net income (loss), net of tax	44,947	—	(273)
Net unrealized (losses) gains on investments, net of tax	$(43,274)	$9,119	$19,662

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

The following tables show the gross unrealized losses and fair value of our securities deemed “available for sale” aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2015
($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	1	$5,752	$21		$—	$—	1	$5,752	$21
State and municipal obligations	2	11,674	120	—	—	—	2	11,674	120
Corporate bonds and notes	117	510,807	16,773	6	8,700	518	123	519,507	17,291
RMBS	12	168,415	2,464	—	—	—	12	168,415	2,464
CMBS	58	387,268	8,939	—	—	—	58	387,268	8,939
Other ABS	96	284,998	2,559	14	43,225	1,415	110	328,223	3,974
Foreign government and agency securities	18	18,733	1,095	3	2,278	288	21	21,011	1,383
Equity securities	1	74,930	108	—	—	—	1	74,930	108
Total	305	$1,462,577	$32,079	23	$54,203	$2,221	328	$1,516,780	$34,300

	December 31, 2014
($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	—	$—	$—	1	$3,455	$6	1	$3,455	$6
Corporate bonds and notes	24	40,917	410	1	1,027	148	25	41,944	558
Other ABS	34	97,356	1,727	—	—	—	34	97,356	1,727
Foreign government and agency securities	4	6,353	242	—	—	—	4	6,353	242
Total	62	$144,626	$2,379	2	$4,482	$154	64	$149,108	$2,533
Impairments due to credit deterioration that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security are considered other-than-temporary. Other declines in fair value (for example, due to interest rate changes, sector credit rating changes or company-specific rating changes) that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security also may serve as a basis to conclude that an other-than-temporary impairment has occurred. To the extent we determine that a security is deemed to have had an other-than-temporary impairment, an impairment loss is recognized. There were no credit-related impairment losses recognized in earnings in 2015, 2014 or 2013.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

We had securities in an unrealized loss position that we did not consider to be other-than-temporarily impaired as of December 31, 2015. For all investment categories, the unrealized losses of 12 months or greater duration as of December 31, 2015, were generally caused by interest rate or credit spread movements since the purchase date, and as such, we expect the present value of cash flows to be collected from these securities to be sufficient to recover the amortized cost basis of these securities. As of December 31, 2015, we did not have the intent to sell any debt securities in an unrealized loss position and we determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis, which may be at maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at December 31, 2015.
The contractual maturities of fixed-maturity investments are as follows:

	December 31, 2015
	Available for Sale
(In thousands)	Amortized Cost	Fair Value
Due in one year or less (1)	$—	$—
Due after one year through five years (1)	173,191	172,705
Due after five years through ten years (1)	437,248	430,476
Due after ten years (1)	280,941	274,971
RMBS (2)	226,744	224,905
CMBS (2)	415,780	406,910
Other ABS (2)	359,452	355,494
Total	$1,893,356	$1,865,461
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS, and Other ABS are shown separately, as they are not due at a single maturity date.
As of December 31, 2015, we did not have any investment in any person and its affiliates that exceeded 10% of our total stockholders’ equity.
Securities on deposit with various state insurance commissioners amounted to $10.4 million and $12.1 million at December 31, 2015 and 2014, respectively.
At December 31, 2015 and 2014, Radian Guaranty had $74.7 million and $209.3 million, respectively, in a collateral account pursuant to the Freddie Mac Agreement. This collateral account, which contains investments primarily invested in trading securities, is pledged to cover Loss Mitigation Activity on the loans subject to the Freddie Mac Agreement. Subject to certain conditions in the Freddie Mac Agreement, amounts in the collateral account may be released to Radian Guaranty over time to the extent that Loss Mitigation Activity becomes final in accordance with the terms of that agreement. See Note 10 for additional information.

7. Goodwill and Other Intangible Assets, Net
Our goodwill and intangible asset balances at December 31, 2015 and 2014 relates entirely to our Services segment, as a result of our acquisition of Clayton and its subsequent acquisitions of Red Bell and ValuAmerica, as discussed further below and in Note 2.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014:

(In thousands)	Goodwill	Accumulated Impairment Losses	Net
Balance at December 31, 2013	$2,095	$—	$2,095
Goodwill acquired	191,932	—	191,932
Impairment losses	—	(2,095)	(2,095)
Balance at December 31, 2014	194,027	(2,095)	191,932
Goodwill acquired	3,238	—	3,238
Impairment losses	—	—	—
Balance at December 31, 2015	$197,265	$(2,095)	$195,170
During the first quarter of 2015, Clayton expanded its service offerings by acquiring Red Bell, a real estate brokerage company that provides products and services that include automated valuation models; broker price opinions used by investors, lenders and loan servicers; and advanced technology solutions for: (1) monitoring loan portfolio performance; (2) tracking non-performing loans; (3) managing REO assets; and (4) valuing and selling residential real estate through a secure platform. The transaction was treated as a purchase for accounting purposes, with the excess of the acquisition price over the estimated fair value of the net assets acquired resulting in goodwill of $2.4 million. In addition, in October 2015, Clayton acquired ValuAmerica, a national title agency and appraisal management company with a technology platform that helps mortgage lenders and their vendors streamline and manage their supply chains and operational workflow. The transaction was treated as a purchase for accounting purposes, with the excess of the acquisition price over the estimated fair value of the net assets acquired resulting in goodwill of $0.8 million. Neither of these acquisitions met the criteria to be considered a material business combination. The goodwill in these acquisitions is an asset representing the estimated future economic benefits arising from the assets we have acquired that were not individually identified and separately recognized, and includes the value of the discounted expected future cash flows, the workforce, expected synergies with our other affiliates and other unidentifiable intangible assets. These acquisitions expand Clayton’s scope of services and are consistent with our strategy to be positioned to offer products and services throughout the entire mortgage value chain.
Goodwill is deemed to have an indefinite useful life and is subject to review for impairment annually, or more frequently, whenever circumstances indicate potential impairment. We conducted our annual goodwill impairment analysis in the fourth quarters of 2014 and 2015. In 2014, we recorded a goodwill impairment of $2.1 million related to a small subsidiary within our Services segment that we had acquired in 2013. As part of the annual goodwill impairment assessment, we estimated the fair value of this subsidiary using an income approach. The key assumption in our fair value analysis was forecasted future cash flows, which were less than originally expected. There was no goodwill remaining for this subsidiary at December 31, 2014. The goodwill impairment test is a two-step process as required by the accounting standard related to intangible assets. Step one compares a reporting unit’s estimated fair value to its carrying value. If the carrying amount exceeds the estimated fair value, the second step must be completed to measure the amount of the reporting unit’s goodwill impairment loss, if any. For purposes of performing our 2015 annual goodwill impairment test, we concluded that the Services segment constitutes one reporting unit to which all of the goodwill recorded is related. In 2015, the estimated fair value of the reporting unit exceeded its carrying amount; therefore, there was no impairment as of December 31, 2015.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

The following is a summary of the gross and net carrying amounts and accumulated amortization of our other intangible assets as of and for the year to date periods indicated:

	December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$83,471	$(11,038)	$72,433
Technology	15,100	(2,949)	12,151
Trade name and trademarks	8,340	(1,243)	7,097
Client backlog	6,680	(4,184)	2,496
Non-competition agreements	185	(115)	70
Total	$113,776	$(19,529)	$94,247

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$79,203	$(2,917)	$76,286
Technology	8,970	(797)	8,173
Trade name and trademarks	7,860	(393)	7,467
Client backlog	6,680	(2,406)	4,274
Non-competition agreements	145	(37)	108
Total	$102,858	$(6,550)	$96,308
For tax purposes, substantially all of the goodwill and other intangible assets are expected to be deductible and amortized over a period of 15 years. For financial reporting purposes, other intangible assets with finite lives will be amortized over their applicable estimated useful lives in a manner that approximates the pattern of expected economic benefit from each intangible asset, as follows:

Estimated Useful Life
Client relationships	3 years	-	15 years
Technology	3 years	-	8 years
Trademark			10 years
Client backlog	3 years	-	5 years
Non-competition agreements	2 years	-	3 years
For the years ended December 31, 2015 and 2014, amortization expense was $13.0 million and $8.6 million, respectively. The amortization expense for 2014 includes an impairment loss of $2.1 million, as disclosed above. There was no amortization expense in 2013. The estimated aggregate amortization expense for 2016 and thereafter is as follows (in thousands):

2016	$13,138
2017	12,492
2018	11,845
2019	10,609
2020	9,058
Thereafter	37,105
Total	$94,247

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

8. Reinsurance
In our mortgage insurance business, we have used reinsurance as a risk management tool to manage Radian Guaranty’s regulatory Risk-to-capital. Premiums are ceded under captive arrangements and the QSR Transactions. Included in other assets are prepaid reinsurance premiums of $40.5 million and $57.3 million at December 31, 2015 and 2014, respectively.
The effect of reinsurance on net premiums written and earned is as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net premiums written-insurance:
Direct	$1,009,409	$982,976	$1,033,323
Assumed	104	(882)	(904)
Ceded	(41,008)	(56,913)	(81,421)
Net premiums written-insurance	$968,505	$925,181	$950,998
Net premiums earned-insurance:
Direct	$973,645	$905,502	$848,655
Assumed	43	43	56
Ceded	(57,780)	(61,017)	(67,291)
Net premiums earned-insurance	$915,908	$844,528	$781,420
The following table shows the amounts related to the QSR Transactions for the periods indicated:

	Initial QSR Transaction			Second QSR Transaction
	Year Ended December 31,			Year Ended December 31,
(In thousands)	2015	2014	2013	2015	2014	2013
Ceded premiums written	$14,471	$10,217	$23,047	$15,742	$33,751	$40,225
Ceded premiums earned	22,157	17,319	29,746	24,818	29,820	18,356
Ceding commissions written	3,134	4,862	5,762	8,309	11,813	14,079
Ceded losses to date under the QSR Transactions have been immaterial.
Under the Initial QSR Transaction, Radian Guaranty agreed to cede to the third-party reinsurance provider 20% of its NIW beginning with the business written in the fourth quarter of 2011 up to $1.6 billion of ceded RIF. We have ceded the maximum amount permitted under the Initial QSR Transaction. As of December 31, 2015, RIF ceded under the Initial QSR Transaction declined to $0.8 billion. Radian Guaranty had the ability, at its option, to recapture two-thirds of the reinsurance ceded as part of this transaction on December 31, 2014. However, we chose not to recapture that risk and negotiated an amendment to the transaction pursuant to which we received a $9.2 million profit commission based on experience through December 31, 2014, which increased net premiums earned, and a $15.0 million upfront supplemental ceding commission, which has been deferred and is being amortized as a reduction to our policy acquisition costs over approximately five years beginning January 1, 2015. In addition, pursuant to the original agreement and effective January 1, 2015, the ceding commission was reduced from 25% to 20% for two-thirds of the remaining reinsurance ceded under the Initial QSR Transaction.
In the fourth quarter of 2012, Radian Guaranty and the same third-party reinsurance provider entered into the Second QSR Transaction, pursuant to which Radian Guaranty agreed to cede to the third-party reinsurance provider 20% of its NIW beginning with the business written in the fourth quarter of 2012. Effective April 1, 2013, Radian Guaranty amended the original terms of the Second QSR Transaction to reduce the percentage of all premiums and losses incurred on new business ceded to the reinsurer under this reinsurance agreement on a prospective basis from 20% to 5% with respect to NIW on conventional GSE loans. As of December 31, 2014, we had ceded the maximum of $1.6 billion of RIF as mutually agreed upon under the Second QSR Transaction. As of December 31, 2015, RIF ceded under the Second QSR Transaction declined to $1.3 billion.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

Similar to the Initial QSR Transaction, pursuant to the Second QSR Transaction Radian Guaranty had the ability, at its option, to recapture one-half of the reinsurance ceded with respect to conventional GSE loans as of December 31, 2015. Radian Guaranty chose not to recapture that risk and negotiated an amendment to the Second QSR Transaction pursuant to which we received a profit commission of approximately $8.0 million based on performance to date, which increased net premiums earned during 2015. In addition, pursuant to the amendment, Radian Guaranty received an $8.5 million prepaid supplemental ceding commission, the recognition of which has been deferred and is expected to be amortized as a reduction to our other operating expenses over approximately five years. Finally, pursuant to the original agreement and effective January 1, 2016, the ceding commission was reduced from 35% to 30% for one-half of the remaining reinsurance ceded under the Second QSR Transaction.
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
During the financial crisis and downturn in the housing and related credit markets, losses increased significantly and almost all captive reinsurance arrangements have attached, thereby requiring our captive reinsurers to make payments to us. In all cases, the captive reinsurer established a trust to secure our potential cash recoveries. We generally are the sole beneficiary under these trusts, and therefore, have the ability to initiate disbursements under the trusts in accordance with the terms of our captive reinsurance agreements. All of our existing captive reinsurance arrangements are operating on a run-off basis, meaning that no new business is being placed in these captives. We have not entered into any new captives since 2007 and, pursuant to consent orders with the CFPB and with the order with the Minnesota Department of Commerce, we have agreed not to enter into any new captives until 2025. See Note 17 regarding our Consent Order with the Minnesota Department of Commerce.
In some instances, we anticipate that the ultimate losses ceded to the captive reinsurers will be greater than the assets currently held by the segregated trusts established for each captive reinsurer. Recorded recoverables, however, are limited to the current trust balances.
Trust assets related to our captive arrangements are required to be invested in investment grade securities. As of December 31, 2015, the trust assets for these trust accounts consisted primarily of cash equivalents, money market investments and investment grade securities.
The following tables present information related to our captive transactions for the periods indicated:

	Year Ended December 31,
(In thousands)	2015	2014
RIF ceded under captive reinsurance arrangements	71,359	129,795
Ceded losses recoverable related to captives	7,293	24,711

	Year Ended December 31,
(In thousands)	2015	2014	2013
Ceded premiums written related to captives	9,950	12,948	17,812
Ceded premiums earned related to captives	9,959	12,958	17,853
Ceded recoveries, excluding amounts received upon terminations of captive reinsurance transactions	20,950	21,213	47,151

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

9. Other Assets
The following table shows the components of other assets for the periods indicated:

	December 31,
(In thousands)	2015	2014
Deposit with the IRS (Note 13)	$88,557	$88,557
Corporate-owned life insurance	82,543	80,755
Property and equipment (1)	46,802	27,248
Prepaid reinsurance premiums	40,491	57,291
Accrued investment income	25,620	20,022
Deferred policy acquisition costs	14,267	12,003
Reinsurance recoverables	11,044	28,119
Other	45,096	43,869
Total other assets	$354,420	$357,864
______________________

(1)	Property and equipment, at cost less accumulated depreciation of $106.9 million and $100.2 million at December 31, 2015 and 2014, respectively.

10. Losses and Loss Adjustment Expenses
All of the balance and activity of our consolidated reserve for losses and loss adjustment expense relate to the Mortgage Insurance segment. The following table shows our reserve for losses and LAE by category at the end of each period indicated:

	Year Ended December 31,
(In thousands)	2015		2014
Reserves for losses by category:
Prime	$480,481		$700,174
Alt-A	203,706		292,293
A minus and below	129,352		179,103
IBNR and other	83,066	(1)	223,114
LAE	26,108		56,164
Reinsurance recoverable (2)	8,286		26,665
Total primary reserves	930,999		1,477,513
Pool	42,084		75,785
IBNR and other	1,118		1,775
LAE	1,335		3,542
Total pool reserves	44,537		81,102
Total first-lien reserves	975,536		1,558,615
Second-lien and other (3)	863		1,417
Total reserve for losses	$976,399		$1,560,032
______________________

(1)	Primarily related to expected payments under the Freddie Mac Agreement.

(2)	Primarily represents ceded losses on captive transactions and the QSR Transactions.

(3)	Does not include our Second-lien PDR that is included in other liabilities.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

The following table presents information relating to our reserve for losses, including our IBNR reserve and LAE but excluding Second-lien PDR, for the periods indicated:

	Year Ended December 31,
(In thousands)	2015	2014		2013
Mortgage Insurance
Balance at January 1	$1,560,032	$2,164,353		$3,083,608
Less reinsurance recoverables (1)	26,665	38,363		83,238
Balance at January 1, net of reinsurance recoverables	1,533,367	2,125,990		3,000,370
Add losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	229,061	351,184	(3)	519,188	(3)
Prior years	(29,647)	(105,545)		45,460
Total incurred	199,414	245,639		564,648
Deduct paid claims and LAE related to:
Current year (2)	10,837	13,562		35,108
Prior years	753,831	824,700		1,403,920
Total paid	764,668	838,262		1,439,028
Balance at end of period, net of reinsurance recoverables	968,113	1,533,367		2,125,990
Add reinsurance recoverables (1)	8,286	26,665		38,363
Balance at December 31	$976,399	$1,560,032		$2,164,353
_________________________

(1)	Related to ceded losses on captive reinsurance transactions and the QSR Transactions. See Note 8 for additional information.

(2)
Related to underlying defaulted loans with a most recent default notice dated in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

(3)
Amounts previously reported for losses and LAE incurred in respect of default notices reported and unreported in current year and prior years have been reclassified to correct an error. There was no net change to total incurred losses in any period as a result of these reclassifications. For the years ended December 31, 2014 and 2013, the amounts previously reported for losses and LAE incurred in respect of default notices reported and unreported in current year have been revised downward by approximately $71.8 million and $65.0 million, respectively, with equal and offsetting adjustments to the amount previously reported for default notices reported and unreported in prior years.

2015 Activity
Our loss reserve declined in 2015 from December 31, 2014, primarily as a result of the volume of paid claims, Cures and Rescissions and Claim Denials continuing to outpace new default notices received. Total incurred losses for 2015 decreased by $46.2 million as compared to 2014. This decrease was driven primarily by a continued decline in the number of new current year defaults and a decrease in the Default to Claim Rate assumptions applied to such defaults. During the year ended December 31, 2015, we reduced our gross Default to Claim Rate assumption for new primary defaults from 16% to approximately 13%, based on continued improvement observed in actual claim development trends. This favorable impact to current year defaults was partially offset by a decline in the favorable reserve development from prior year defaults, which, although still positive, provided less of a benefit to our provision for losses in 2015 as compared to 2014. The $29.6 million favorable development on prior year defaults observed in 2015 was driven primarily by a decrease in our actual and estimated Default to Claim Rate assumptions on prior year defaults, as a result of higher Cures than were previously estimated, partially offset by a decline in our estimates for future Rescissions and Claim Denials.
Total paid claims decreased for 2015 as compared to 2014 primarily due to the overall decline in defaulted loans and ongoing reduction in pending claims.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

2014 Activity
Our loss reserve declined in 2014 from December 31, 2013, primarily as a result of the volume of paid claims, Cures and Rescissions and Claim Denials outpacing new default notices received. Total incurred losses during 2014 primarily were the result of new default notices during 2014. The impact to incurred losses from default notices reported in 2014 was partially mitigated by favorable reserve development on prior year defaults, which was driven primarily by higher Cures and lower Claim Severity rates than were previously estimated. Our results of 2014 also include the impact of the BofA Settlement Agreement, as described below.
Total paid claims decreased for 2014 as compared to 2013. Our 2013 paid claims included the $255 million payment made upon the closing of the Freddie Mac Agreement, as described below. The additional decrease in paid claims in 2014 compared to 2013 is consistent with the overall decline in defaulted loans.
2013 Activity
Our loss reserve also declined in 2013 from December 31, 2012, primarily as a result of a decrease in our total inventory of defaults (due in large part to the Freddie Mac Agreement), and also because the volume of paid claims, Cures and Rescissions and Claim Denials outpaced new default notices received. Total paid claims for 2013 were impacted by the $255 million payment made upon the closing of the Freddie Mac Agreement, and by greater efficiencies in our claims review process that allowed us to pay valid claims more quickly than in previous periods. In addition to reserves established for new default notices, which were the primary basis for our total incurred losses in 2013, losses incurred in 2013 were also negatively impacted by reserve development on prior year defaults, including an initial loss of $22 million related to prior year defaults included in the Freddie Mac Agreement.
Default to Claim Rate
Our aggregate weighted average Default to Claim Rate assumption (net of Claim Denials and Rescissions) used in estimating our primary reserve for losses was 46% (42% excluding pending claims) at December 31, 2015 compared to 52% (47% excluding pending claims) at December 31, 2014. The change in our Default to Claim Rate in 2015 resulted primarily from a decrease in the proportion of pending claims, which have higher Default to Claim Rates, and a decrease in the assumed gross Default to Claim Rate for new defaults from 16% to approximately 13%, as noted above. Our gross Default to Claim Rates on our primary portfolio ranged from approximately 13% for new defaults, to 65% for defaults not in Foreclosure Stage, and 81% for Foreclosure Stage Defaults. Our Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans grouped according to the period in which the default occurred, as measured by the progress toward foreclosure sale and the number of months in default. Our estimate of expected Rescissions and Claim Denials (net of expected Reinstatements) embedded in our Default to Claim Rate is generally based on our recent experience; in 2015, we refined this assumption to give more weight to our experience in the most recent nine months. Consideration is also given for differences in characteristics between those rescinded policies and denied claims and the loans remaining in our defaulted inventory, as well as the estimated impact of the BofA Settlement Agreement, as described below.
Loss Mitigation
The implementation of the BofA Settlement Agreement resulted in Reinstatements exceeding Rescissions and Claim Denials for first-lien claims during 2015. Reinstatements, net of Rescissions and Claim Denials, for primary loans totaled $64.5 million for 2015. Rescissions and Claim Denials, net of Reinstatements totaled $144.7 million for 2014.
Although our estimates of future Rescissions and Claim Denials have been declining, they remain elevated compared to levels experienced before 2009. The elevated levels of our rate of Rescissions and Claim Denials have reduced our paid losses and have resulted in a reduction in our loss reserve. Our estimate of net future Rescissions and Claim Denials reduced our loss reserve as of December 31, 2015 and 2014 by approximately $69 million and $125 million, respectively. The amount of estimated Rescissions and Claim Denials incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of Rescissions and Claim Denials on future claims, but also the volume and attributes of our defaulted insured loans, our estimated Default to Claim Rate and our estimated Claim Severity, among other assumptions. As of December 31, 2015, these assumptions also reflect the estimated impact of the BofA Settlement Agreement, as further discussed below.
As our Legacy Portfolio has become a smaller percentage of our overall insured portfolio, we have undertaken a reduced amount of Loss Mitigation Activity with respect to the claims we receive, and we expect this trend to continue. As a result, our future Loss Mitigation Activity is not expected to mitigate our paid losses to the same extent as in recent years.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

Our reported Rescission, Claim Denial and Claim Curtailment activity in any given period is subject to challenge by our lender and servicer customers. We expect that a portion of previous Rescissions will be reinstated and previous Claim Denials will be resubmitted with the required documentation and ultimately paid; therefore, we have incorporated this expectation into our IBNR reserve estimate. Our IBNR reserve estimate was $26.6 million and $163.6 million at December 31, 2015 and 2014, respectively. As of December 31, 2015, the IBNR reserve estimate of $26.6 million included approximately $3.0 million for loans subject to the BofA Settlement Agreement. This amount compares to approximately $133.0 million in IBNR reserves for loans subject to the BofA Settlement Agreement as of December 31, 2014. The significant decrease in our IBNR reserve estimate at December 31, 2015 as compared to December 31, 2014 reflects the implementation of the BofA Settlement Agreement that commenced on February 1, 2015, including the reinstatement and payment during the period of certain previous Rescissions and Claim Denials.
The remaining IBNR reserve estimate as of December 31, 2015 included an estimate of future Reinstatements of previous Claim Denials, Rescissions and Claim Curtailments of $13.3 million, $0.6 million and $2.1 million, respectively. These IBNR reserves relate to $41.9 million of claims that were denied within the preceding 12 months, $42.8 million of policies rescinded within the preceding 24 months, and $22.7 million of Claim Curtailments within the preceding 24 months.
We also accrue for the premiums that we expect to refund to our lender customers in connection with our estimated Rescissions. Our accrued liability for such refunds, which is included within other liabilities on our consolidated balance sheets, was $2.3 million and $9.0 million as of December 31, 2015 and 2014, respectively.
Sensitivity Analysis
We considered the sensitivity of first-lien loss reserve estimates at December 31, 2015 by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point change in primary Claim Severity (which we estimate to be 101.4% of risk exposure at December 31, 2015), we estimated that our loss reserves would change by approximately $8.2 million at December 31, 2015. For every one percentage point change in our overall primary net Default to Claim Rate (which we estimate to be 46% at December 31, 2015, including our assumptions related to Rescissions and Claim Denials), we estimated a $17.4 million change in our loss reserves at December 31, 2015.
BofA Settlement Agreement
On September 16, 2014, Radian Guaranty entered into the BofA Settlement Agreement in order to resolve various actual and potential claims or disputes related to the parties’ respective rights and duties as to mortgage insurance coverage on certain Subject Loans. Implementation of the BofA Settlement Agreement commenced on February 1, 2015 for Subject Loans held in portfolio by the Insureds or purchased by the GSEs as of that date. Approximately 12% of the Subject Loans are neither held in portfolio by the Insureds nor owned by the GSEs, and required the consent of certain other investors for these loans to be included in the BofA Settlement Agreement except with respect to certain limited rights of cancellation (described above). During 2015, most of such other investors provided consent, and therefore, the associated implementation of the BofA Settlement Agreement has commenced with respect to these loans. Our previous reserve assumptions assumed that these consents would be obtained.
The BofA Settlement Agreement provides that all claims decisions by Radian Guaranty on Legacy Loans (including claims paid, coverage Rescissions, Claim Denials and Claim Curtailments) that were communicated on or before February 13, 2013 will become final and will not be subject to future challenge or adjustment. With respect to a group of Legacy Loans referred to as Future Legacy Loans, the BofA Settlement Agreement provides that, subject to certain limited exceptions and conditions, Radian Guaranty will limit Rescissions, Claim Denials or Claim Curtailments on these loans. To the extent any such Loss Mitigation Activities previously have been taken on Future Legacy Loans, Radian Guaranty will reinstate coverage and pay a reimbursement amount equal to the difference between the amount actually paid by Radian Guaranty and the eligible claim amount. Radian Guaranty has further agreed that with respect to Future Legacy Loans it will not assert any origination error or servicing defect as a basis for a decision not to pay a claim, nor will it effect a Claim Curtailment of such claims; provided however, that Radian Guaranty retains the right to curtail Legacy Loans that are less than 90 days delinquent as of July 31, 2014 (“Potential Claim Curtailment Loans”) and any Future Legacy Loans serviced by a servicer other than the Insureds (a “Protected Claim Curtailment”).

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

The BofA Settlement Agreement further provides that for Servicing Only Loans: (i) if Radian Guaranty effected a claim payment on or before May 30, 2014, any Claim Curtailments on such loans will become final and will not be subject to future challenge, appeal or adjustment; and (ii) for claim payments for Servicing Only Loans paid after May 30, 2014, Radian Guaranty will not make any Claim Curtailments (excluding Protected Claim Curtailments, which may continue in the ordinary course) and, to the extent any Claim Curtailments previously have been effected on such loans, Radian Guaranty will pay a reimbursement amount equal to the Claim Curtailment amount. The BofA Settlement Agreement does not affect Radian Guaranty’s right to effect Rescissions or Claim Denials on any Servicing Only Loans and any such Rescissions or Claim Denials will continue to be governed by the applicable Master Policies, subject to certain requirements in the BofA Settlement Agreement regarding the documents required to perfect such claims. Radian Guaranty has further agreed not to assert any right to cancel coverage on any Subject Loan for failure to initiate certain proceedings (most commonly foreclosure proceedings) within the timelines set forth in the applicable Master Policies.
Freddie Mac Agreement
In August 2013, Radian Guaranty entered into the Freddie Mac Agreement, related to a group of first-lien mortgage loans guaranteed by Freddie Mac that were insured by Radian Guaranty and were in default as of December 31, 2011. This transaction significantly impacted our financial position in 2013 by reducing our primary delinquent loan inventory and capping Radian Guaranty’s total exposure on the entire population of loans subject to the agreement. At closing we paid Freddie Mac for claims related to these loans, and also deposited funds into a collateral account to cover our future Loss Mitigation Activity on these loans.
At December 31, 2015 and 2014, Radian Guaranty had $74.7 million and $209.3 million, respectively, in the collateral account pursuant to the Freddie Mac Agreement. Subject to certain conditions in the Freddie Mac Agreement, amounts in the collateral account may be released to Radian Guaranty over time to the extent that Loss Mitigation Activity becomes final in accordance with the terms of that agreement. In accordance with these provisions, Radian Guaranty withdrew approximately $135.9 million from this account in October 2015 related to Loss Mitigation Activity that had become final as of August 31, 2015. Following this withdrawal, if, as of August 29, 2017, the amount of additional Loss Mitigation Activity that has become final in accordance with the Freddie Mac Agreement is less than approximately $74.0 million, then any shortfall will be paid on that date to Freddie Mac from the funds remaining in the collateral account, subject to certain adjustments designed to allow for any Loss Mitigation Activity that has not become final or any claims evaluation that has not been completed as of that date. Through December 31, 2015, approximately $4.4 million of additional Loss Mitigation Activity had become final in accordance with the Freddie Mac Agreement and approximately $8.9 million of additional submitted claims had been rescinded, denied, curtailed or cancelled, but were not yet considered final in accordance with the Freddie Mac Agreement. We currently expect that Radian Guaranty will pay approximately $57.5 million to Freddie Mac from the funds remaining in the collateral account, due to our expected shortfall in Loss Mitigation activity. This amount is included in our reserve for losses and loss adjustment expenses as of December 31, 2015.

11. Long-Term Debt
As described in Note 2, as of June 30, 2015, we early adopted the accounting update related to the presentation of debt issuance costs in financial statements. We believe that presenting long-term debt net of debt issuance costs is preferable as it is consistent with our presentation of debt discounts and premiums. The change in accounting principle has been applied retrospectively to prior periods. As a result, a reclassification of approximately $17.6 million of remaining debt issuance costs was made on our December 31, 2014 consolidated balance sheet, resulting in a reduction in other assets and a reduction in long-term debt; there was no impact on our results of operations or retained earnings.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

The following illustrates the impact of the reclassification:

		December 31, 2014
(In thousands)		As Previously Reported	Adjustment	As Adjusted
9.000%	Senior Notes due 2017	$192,605	$(2,360)	$190,245
3.000%	Convertible Senior Notes due 2017	375,310	(3,974)	371,336
2.250%	Convertible Senior Notes due 2019	342,011	(5,878)	336,133
5.500%	Senior Notes due 2019	300,000	(5,415)	294,585
	Total long-term debt	$1,209,926	$(17,627)	$1,192,299
The carrying value of our long-term debt at December 31, 2015 and 2014 was as follows:

		December 31,
($ in thousands)		2015	2014
9.000%	Senior Notes due 2017	$192,261	$190,245
3.000%	Convertible Senior Notes due 2017	46,115	371,336
2.250%	Convertible Senior Notes due 2019	341,214	336,133
5.500%	Senior Notes due 2019	295,751	294,585
5.250%	Senior Notes due 2020	344,113	—
	Total long-term debt	$1,219,454	$1,192,299
Senior Notes
Senior Notes due 2020. In June 2015, we issued $350 million aggregate principal amount of Senior Notes due 2020 and received net proceeds of approximately $343.3 million. These notes mature on June 15, 2020 and bear interest at a rate of 5.250% per annum, payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2015. We have the option to redeem these notes, in whole or in part, at any time or from time to time prior to maturity at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; or (ii) the make-whole amount, which is the present value of the notes discounted at the applicable treasury rate plus 50 basis points, plus, in each case, accrued interest thereon to the redemption date.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

Covenants in Senior Notes. The Senior Notes due 2017, the Senior Notes due 2019 and the Senior Notes due 2020 have covenants customary for securities of this nature, including covenants related to the payments of the notes, reports, compliance certificates and modification of the covenants. Additionally, the indentures governing the Senior Notes due 2017, the Senior Notes due 2019 and the Senior Notes due 2020 include covenants restricting us from encumbering the capital stock of a designated subsidiary (as defined in the respective indentures for the notes) or disposing of any capital stock of any designated subsidiary unless either all of the stock is disposed of or we retain more than 80% of the stock.
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
Following the pricing of our Senior Notes due 2020, in June 2015, we entered into privately negotiated agreements with certain holders of our Convertible Senior Notes due 2017 to purchase an aggregate principal amount of $389.1 million of our outstanding Convertible Senior Notes due 2017 for a combination of cash and shares of Radian Group common stock. We funded the purchases with $126.8 million in cash (plus accrued and unpaid interest due on the purchased notes) and by issuing to the sellers approximately 28.4 million shares of Radian Group common stock. These purchases of Convertible Senior Notes due 2017 resulted in a pretax charge of approximately $91.9 million. This charge represents:

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
Pursuant to the original terms, holders of the remaining Convertible Senior Notes due 2017 may convert their notes from August 15, 2017 up to the close of business on the second scheduled trading day immediately preceding the maturity date (the “Conversion Period”), subject to certain conditions. Upon a conversion, we will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation that is in excess of the aggregate principal amount of the notes being converted. The conversion rate initially is 85.5688 shares of our common stock per $1,000 principal amount of notes (corresponding to an initial conversion price of approximately $11.69 per share of common stock prior to the consideration of the capped call transactions discussed below). The conversion rate is subject to adjustment in certain events, but is not adjusted for any accrued and unpaid interest. In addition, following certain corporate events, we will, under certain circumstances increase the conversion rate for a holder who elects to convert their notes in connection with that corporate event. At December 31, 2015, we had approximately 23 million shares reserved to cover the potential issuance of shares under the Convertible Senior Notes due 2017.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

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
See “—Convertible Senior Notes due 2017 and 2019” below for information on accounting considerations related to convertible debt instruments that may be settled in cash upon conversion, including the balance sheet classification of the equity component of certain convertible debt instruments, such as the Convertible Senior Notes due 2017, that require the issuer to settle the aggregate principal amount of the notes in cash. During the three-month period ended December 31, 2015, our closing stock price did not exceed the thresholds required for the holders of our Convertible Senior Notes due 2017 to be able to exercise their conversion rights during the three-month period ending March 31, 2016.
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
The premium paid for the capped call transactions was recorded in additional paid-in capital in accordance with the accounting standard for derivative financial instruments indexed to, and potentially settled in, an entity’s own common stock and the accounting standard for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.
In connection with our June 2015 purchases of our Convertible Senior Notes due 2017, we terminated a corresponding portion of the capped call transactions we had entered into in 2010 related to the initial issuance of the Convertible Senior Notes due 2017. As a result of this termination, we received total consideration of approximately $54.9 million, consisting of 2.3 million shares of Radian Group common stock and $13.2 million in cash. In accordance with the accounting standards regarding equity and contracts in an entity’s own equity, the total consideration received was recorded as an increase to additional paid-in capital. The shares of Radian Group common stock received were retired, resulting in a decrease in shares issued and outstanding and a corresponding increase in unissued shares.
Convertible Senior Notes due 2019. In March 2013, we issued $400 million principal amount of 2.25% Convertible Senior Notes due 2019 and received proceeds of approximately $389.8 million, net of underwriting expenses. Interest is payable semi-annually on March 1 and September 1 of each year. The effective interest rate for the liability component of this debt is 6.25%.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

At any time on or after March 8, 2016, we may redeem all or part of the notes, but only if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on, and including, the trading day prior to the date we provide notice of redemption exceeds 130% of the conversion price in effect on each such trading day. The redemption price will be equal to 100% of the unpaid principal amount of the notes to be redeemed, plus accrued and unpaid interest. At December 31, 2015, we had approximately 50 million shares reserved to cover the potential issuance of shares under the Convertible Senior Notes due 2019.
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
Upon a conversion, we will satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The conversion rate initially is 94.3396 shares of our common stock per $1,000 principal amount of notes (corresponding to an initial conversion price of approximately $10.60 per share of common stock). The conversion rate is subject to adjustment in certain events, but will not be adjusted for accrued and unpaid interest. In addition, following certain corporate events, we will, under certain circumstances, increase the conversion rate for a holder who elects to convert its notes in connection with that corporate event. During the three-month period ended December 31, 2015, our closing stock price did not exceed the thresholds required for the holders of our Convertible Senior Notes due 2019 to be able to exercise their conversion rights during the three-month period ending March 31, 2016.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

Upon issuance of the Convertible Senior Notes due 2017 and 2019, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion, the Company recorded a pretax equity component of $101.0 million and $77.0 million, respectively, net of the capped call transaction (Convertible Senior Notes due 2017) and related issuance costs (Convertible Senior Notes due 2017 and 2019). The pretax equity component is not subject to remeasurement, and therefore remained unchanged through December 31, 2014. However, as a result of redemptions during 2015, the remaining pretax equity component associated with the Convertible Senior Notes due 2017 and 2019 decreased from $101.0 million and $77.0 million, respectively, at December 31, 2014 to $11.3 million and $75.1 million, respectively, at December 31, 2015. See Note 13 for information on DTLs associated with our convertible and other long-term debt.
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
Issuance and transaction costs incurred at the time of the issuance of the convertible notes are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The convertible notes are reflected on our consolidated balance sheets as follows:

	Convertible Senior Notes due 2017		Convertible Senior Notes due 2019
	December 31,		December 31,
(In thousands)	2015	2014	2015	2014
Liability component:
Principal	$52,370	$450,000	$389,992	$400,000
Debt discount, net (1)	(5,941)	(74,690)	(44,313)	(57,989)
Debt issuance costs (1)	(314)	(3,974)	(4,465)	(5,878)
Net carrying amount	$46,115	$371,336	$341,214	$336,133
__________________

(1)	Included within long-term debt and is being amortized over the life of the convertible notes.
The following table sets forth total interest expense recognized related to the convertible notes for the periods indicated:

	Convertible Senior Notes due 2017		Convertible Senior Notes due 2019
	December 31,		December 31,
	2015	2014	2015	2014
(In thousands)
Contractual interest expense	$7,359	$13,500	$8,925	$9,000
Amortization of debt issuance costs	696	1,226	1,292	1,282
Amortization of debt discount	12,621	21,512	12,487	11,829
Total interest expense	$20,676	$36,238	$22,704	$22,111
The Convertible Senior Notes due 2017 and 2019 have covenants generally customary for securities of this nature, including covenants related to payments of the notes, reports, compliance certificates, the modification of covenants and maintaining Radian Group’s corporate existence.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

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

12. Accumulated Other Comprehensive Income (Loss)
The following table shows the rollforward of AOCI as of the periods indicated. During 2015, we sold equity securities in our portfolio and reinvested the proceeds in assets that qualify fully as PMIERs-compliant Available Assets, recognizing pretax gains of $69.2 million.

	Year Ended December 31, 2015
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$79,208	$27,723	$51,485
OCI:
Net foreign currency translation adjustments	(333)	(116)	(217)
Unrealized losses on investments:
Unrealized holding losses arising during the period	(34,728)	(12,155)	(22,573)
Less: Reclassification adjustment for net gains included in net income (1)	67,974	23,791	44,183
Net unrealized losses on investments	(102,702)	(35,946)	(66,756)
Activity related to investments recorded as assets held for sale (2)	(5,006)	(1,752)	(3,254)
OCI	(108,041)	(37,814)	(70,227)
Actuarial gain	408	143	265
Balance at end of period	$(28,425)	$(9,948)	$(18,477)

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

	Year Ended December 31, 2014
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$57,345	$19,962	$37,383
OCI:
Net foreign currency translation adjustments	(326)	(100)	(226)
Unrealized gains on investments:
Unrealized holding gains arising during the period	21,204	7,554	13,650
Less: Reclassification adjustment for net loss included in net loss (1)	(1,599)	(560)	(1,039)
Net unrealized gains on investments	22,803	8,114	14,689
Activity related to investments recorded as assets held for sale (3)	(329)	(27)	(302)
OCI	22,148	7,987	14,161
Actuarial loss	(285)	(226)	(59)
Balance at end of period	$79,208	$27,723	$51,485

	Year Ended December 31, 2013
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$24,904	$8,809	$16,095
OCI:
Unrealized gains on investments:
Unrealized holding gains arising during the period	29,460	10,311	19,149
Less: Reclassification adjustment for net gains included in net loss (1)	1,285	629	656
Net unrealized gains on investments	28,175	9,682	18,493
Activity related to investments recorded as assets held for sale (3)	3,961	1,364	2,597
OCI	32,136	11,046	21,090
Net actuarial loss	305	107	198
Balance at end of period	$57,345	$19,962	$37,383
_________________________

(1)	Included in net gains (losses) on investments on our consolidated statements of operations.

(2)
For 2015, this amount represents the recognition of investment gains included in income from discontinued operations, net of tax, as a result of the completion of the sale of Radian Asset Assurance on April 1, 2015. Previously, pursuant to accounting standards, such investment gains had been deferred and recorded in AOCI.

(3)
Represents the unrealized holding gains (losses) arising during the period on investments recorded as assets held for sale, net of reclassification adjustments for net gains (losses) included in net income from discontinued operations.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

13. Income Taxes
The components of our consolidated income tax provision (benefit) from continuing operations are as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Current provision (benefit)	$120	$(26,575)	$352
Deferred provision (benefit)	156,170	(825,843)	(31,847)
Total income tax provision (benefit)	$156,290	$(852,418)	$(31,495)
The reconciliation of taxes computed at the statutory tax rate of 35% to the provision (benefit) for income taxes on continuing operations is as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Provision (benefit) for income taxes computed at the statutory tax rate	$153,240	$142,504	$(60,671)
Change in tax resulting from:
Tax-exempt municipal bond interest and dividends received deduction (net of proration)	(1,085)	(1,286)	(1,494)
Repurchase premium on convertible notes	(6,674)	—	—
Foreign tax expense (benefit)	357	270	(1)
State tax (benefit) expense	(7,619)	(451)	949
Unrecognized tax expense	5,233	407	1,696
Valuation allowance	11,931	(995,008)	24,546
Other, net	907	1,146	3,480
Provision (benefit) for income taxes	$156,290	$(852,418)	$(31,495)

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

The significant components of our net deferred tax assets and liabilities from continuing operations are summarized as follows:

	December 31,
(In thousands)	2015	2014
DTAs:
Accrued expenses	$38,456	$60,858
Unearned premiums	87,609	82,800
NOL	342,002	475,095
Differences in fair value of financial instruments	7,767	—
Net unrealized loss on investments	9,801	—
State and Local NOL Carryforwards	46,914	34,851
Partnership investments	74,309	74,179
Loss reserves	4,720	6,362
Outside basis difference of investment in subsidiary	—	14,084
Alternative minimum tax credit carryforward	5,923	2,286
Other	34,241	47,991
Total DTAs	651,742	798,506
DTLs:
Convertible and other long-term debt	16,654	38,750
Net unrealized gain on investments	—	26,145
Depreciation	6,397	—
Other	14,516	15,536
Total DTLs	37,567	80,431
Less: Valuation allowance	36,230	17,874
Net DTA	$577,945	$700,201
As of December 31, 2015, we recorded a net current income tax payable of approximately $124.0 million, which primarily consists of liabilities related to applying the standards of accounting for uncertainty in income taxes and a current federal income tax recoverable of approximately $9.7 million. Before consideration of uncertain tax positions, we have approximately $1.1 billion of U.S. NOL carryforwards, $0.9 million of foreign tax credit carryforwards and approximately $5.9 million of alternative minimum tax credit carryforwards as of December 31, 2015. To the extent not utilized, the U.S. NOL carryforwards will expire during tax years 2029 through 2032 and the foreign tax credit carryforwards will expire during tax years 2019 and 2020. The alternative minimum tax credit carryforwards have no expiration date. Certain entities within our consolidated group have also generated DTAs of approximately $46.9 million relating to state and local NOL carryforwards, which if unutilized, will expire during various future tax periods.
At each balance sheet date, we assess our need for a valuation allowance against our DTA, based on whether it is more likely than not that all or some portion of our DTA will not be realized. We weigh the potential effect of positive and negative evidence, with the weight given to the evidence commensurate with the extent to which it can be objectively verified. In the fourth quarter of 2014, we released substantially all of our previously established DTA valuation allowance based on our analysis of significant positive, objectively verifiable evidence that outweighed all negative evidence and supported a conclusion that it was more-likely-than-not that substantially all of the Company’s DTAs will be realized. In evaluating the weight of evidence, we considered the concept of “core earnings” and the potential profitability of such earnings. Forecasts related to our core business were significantly more positive than in prior years, absent the degree of uncertainty existing in previous years and given the ability to generate profits based on our improved book of business.
In evaluating negative evidence, consideration was given to the extensive U.S. NOL Carryforward period. Based on management’s projections, including adverse scenarios considered in our sensitivity analysis, we expect to fully utilize our U.S. NOL Carryforward of approximately $1.1 billion within several years. Additionally, we currently have no Internal Revenue Code Section 382 (“Section 382”) or other limitations on our ability to utilize our existing NOL.
We have determined that certain non-insurance entities within Radian may continue to generate taxable losses on a separate company basis in the near term and may not be able to fully utilize certain state and local NOLs on their state and local tax returns. Therefore, with respect to DTAs relating to these state and local NOLs, we retained a valuation allowance of approximately $17.9 million at December 31, 2014 and $36.2 million at December 31, 2015.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

Our ability to fully use our tax assets such as NOLs and tax credit Carryforwards would be substantially limited if we experience an “ownership change” within the meaning of Section 382. Section 382 rules governing when a change in ownership occurs are complex and subject to interpretation; however, in general, an ownership change would occur if any five percent shareholders, as defined under Section 382, collectively increase their ownership by more than 50 percentage points over a rolling three-year period. As of December 31, 2015, we have not experienced an ownership change under Section 382. However, if we were to experience a change in ownership under Section 382 in a future period, then we may be limited in our ability to fully utilize our NOL and tax credit Carryforwards in future periods.
On October 8, 2009, we adopted the Plan, which, as amended, was approved by our stockholders at our 2010 and 2013 annual meetings. We also adopted the Bylaw Amendment and at our 2010 annual meeting, our stockholders approved the Charter Amendment, which our stockholders reapproved at our 2013 annual meeting. The Plan, the Bylaw Amendment and the Charter Amendment were implemented in order to protect our ability to utilize our NOLs and other tax assets and prevent an “ownership change” under U.S. federal income tax rules by restricting or discouraging certain transfers of our common stock that would: (i) create or result in a person becoming a five-percent shareholder under Section 382; or (ii) increase the stock ownership of any existing five-percent shareholder under Section 382. We expect to present the Plan and the Charter Amendment to our stockholders for re-approval at the 2016 annual meeting of stockholders. If our stockholders do not re-approve these measures at our 2016 annual meeting of stockholders, neither the Charter Amendment nor the Bylaw Amendment will remain effective and the transfer restrictions they impose, as well as the Plan, would terminate on the close of business on the second business day following adjournment of the annual meeting.
As previously disclosed, we are contesting adjustments resulting from the examination by the IRS of our 2000 through 2007 consolidated federal income tax returns. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests and has proposed denying the associated tax benefits of these items. We appealed these proposed adjustments to Appeals and made “qualified deposits” with the U.S. Treasury of approximately $85 million in June 2008 relating to the 2000 through 2004 tax years and approximately $4 million in May 2010 relating to the 2005 through 2007 tax years in order to avoid the accrual of incremental above-market-rate interest with respect to the proposed adjustments.
We attempted to reach a compromised settlement with Appeals, but in September 2014 we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties of approximately $157 million. The Deficiency Amount has not been reduced to reflect our NOL carryback ability. As of December 31, 2015, there also would be interest of approximately $125 million related to these matters. Depending on the outcome, additional state income taxes, penalties and interest (estimated in the aggregate to be approximately $32 million as of December 31, 2015) also may become due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of approximately $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We currently believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim.
On December 3, 2014, we petitioned the U.S. Tax Court to litigate the Deficiency Amount. On September 1, 2015, we received a notice that the case had been scheduled for trial. However, the parties jointly filed, and the U.S. Tax Court approved, motions for continuance in this matter to postpone the trial date. The litigation could take several years to resolve and may result in substantial legal expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached. We believe that an adequate provision for income taxes has been made for the potential liabilities that may result from this matter. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.
As of December 31, 2015, we have approximately $66.3 million of unrecognized tax benefits, including approximately $61.7 million of interest and penalties, that would affect the effective tax rate, if recognized. Our policy for the recognition of interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision (benefit), of which approximately $0.8 million, $2.5 million and $5.4 million were recorded for the years ended December 31, 2015, 2014 and 2013, respectively.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

	Year Ended December 31,
(In thousands)	2015	2014
Balance at beginning of period	$120,223	$119,236
Tax positions related to the current year:
Increases	6,461	2,352
Decreases	(336)	—
Tax positions related to prior years:
Increases	22,734	24,361
Decreases	(2,102)	(1,546)
Lapses of applicable statute of limitation	(22,734)	(24,180)
Balance at end of period	$124,246	$120,223
In previous years, we took a return position in various jurisdictions that we are not required to remit taxes with regard to the income generated from our investment in certain partnership interests. Although we believe that these tax positions are more likely than not to succeed if adjudicated, measurement of the potential amount of liability for state and local taxes and the potential for penalty and interest thereon is performed on a quarterly basis. Our net unrecognized tax benefits related to prior years increased by approximately $20.6 million during 2015. This net increase primarily reflects the impact of unrecognized tax benefits associated with our recognition of certain premium income. Although unrecognized tax benefits for this item decreased by approximately $22.7 million due to the expiration of the applicable statute of limitations for the taxable period ended December 31, 2011, the related amounts continued to impact subsequent years resulting in a corresponding increase to the unrecognized tax benefits related primarily to the 2012 taxable year.
As discussed above, in December 2014, we petitioned the U.S. Tax Court to litigate the IRS Notices of Deficiency received on September 4, 2014 and the parties have filed motions for continuance, which may postpone the trial date. Over the next 12 months, if we determine that a compromised settlement cannot be reached with the IRS, then it is estimated that approximately $73.5 million of unrecognized tax benefits in the above tabular reconciliation may be reversed pursuant to the accounting standard for uncertain tax positions.
In the event we are not successful in defense of our tax positions taken for U.S. federal income tax purposes, and for which we have recorded unrecognized tax benefits, then such adjustments originating in NOL or NOL carryback years may serve as a reduction to our existing NOL.
The following calendar tax years, listed by major jurisdiction, remain subject to examination:

U.S. Federal Corporation Income Tax (1)	2000 - 2007, 2012 - 2014
Significant State and Local Jurisdictions (2)	1999 - 2014
_________________________

(1)
For the 2000 through 2007 calendar tax years, we petitioned the U.S. Tax Court to litigate the IRS Notices of Deficiency resulting from the examination of our 2000 through 2007 consolidated federal income tax returns. This litigation relates to the recognition of certain tax benefits associated with our investment in a portfolio of non-economic REMIC residual interests.

(2)	Arizona, California, Florida, Georgia, New York, Ohio, Pennsylvania and New York City.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

14. Statutory Information
We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. Required statutory accounting practices are established by a variety of NAIC publications, as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of December 31, 2015, we did not have any prescribed or permitted statutory accounting practices that resulted in reported statutory surplus or risk-based capital being different from what would have been reported had NAIC statutory accounting practices been followed.
Radian Group serves as the holding company for our insurance subsidiaries, through which we conduct our mortgage insurance business. These insurance subsidiaries are subject to comprehensive, detailed regulation by the insurance departments in the various states where our insurance subsidiaries are domiciled or licensed to transact business. Insurance laws vary from state to state, but generally grant broad supervisory powers to state agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business. The state insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations, as described below. Our failure to maintain adequate levels of capital could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition. As of December 31, 2015, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $2.9 billion of our consolidated net assets.
The ability of Radian’s insurance subsidiaries to pay dividends on their common stock is restricted by certain provisions of the insurance laws of Pennsylvania, their state of domicile. Under Pennsylvania’s insurance laws, dividends and other distributions may only be paid out of an insurer’s positive unassigned surplus, measured as of the end of the prior fiscal year, unless the Pennsylvania Insurance Commissioner approves the payment of dividends or other distributions from another source. Effective December 31, 2015, as part of our efforts to streamline our operations, we obtained the necessary approvals from the Pennsylvania Insurance Commissioner to effectuate a reorganization of our mortgage insurance subsidiaries, which included a significant redistribution of assets and RIF among our legal entities. As a result of these actions, substantially all of the RIF and assets previously held by RGRI, RMAI, Radian Insurance and Radian Mortgage Insurance were transferred to Radian Guaranty and a new exclusive affiliated reinsurer, Radian Reinsurance. None of the distributions from these entities were retained by Radian Group, as all proceeds were distributed to either Radian Guaranty or Radian Reinsurance.
At December 31, 2015, Radian Guaranty had negative unassigned surplus of $679.9 million, compared to negative unassigned surplus of $715.7 million at December 31, 2014. Radian Reinsurance, which began operations in December 2015, had negative unassigned surplus of $127.3 million at December 31, 2015, as a result of the establishment of contingency reserves. If either of these insurers had positive unassigned surplus as of the end of the prior fiscal year, such insurer only may pay dividends or other distributions during any 12-month period in an aggregate amount less than or equal to the greater of: (i) 10% of the preceding year-end statutory policyholders’ surplus; or (ii) the preceding year’s statutory net income. Due to the negative unassigned surplus at the end of 2015, no dividends or other distributions can be paid from Radian Guaranty or Radian Reinsurance in 2016 without approval from the Pennsylvania Insurance Commissioner. Neither Radian Guaranty nor Radian Reinsurance paid any dividends in 2015 or 2014.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum ratio of statutory capital relative to the level of net RIF, or Risk-to-capital. There are sixteen RBC States that currently impose a Statutory RBC Requirement. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, a mortgage insurer must satisfy an MPP Requirement. The statutory capital requirements for the non-RBC States are de minimis (ranging from $1 million to $5 million); however, the insurance laws of these states generally grant broad supervisory powers to state agencies or officials to enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business. Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer, such as Radian Guaranty, is not in compliance with the Statutory RBC Requirement of that state, the mortgage insurer may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. Radian Guaranty was in compliance with the Statutory RBC Requirements or MPP Requirements, as applicable, in each of the RBC States as of December 31, 2015.
The NAIC is in the process of developing a new Model Act for mortgage insurers, which would include among other items, new capital adequacy requirements for mortgage insurers. While the outcome of this process is uncertain, the new Model Act, if and when finalized by the NAIC, has the potential to increase capital requirements in those states that adopt the Model Act. See also Note 1 for information regarding the PMIERs, which set requirements for private mortgage insurers to remain eligible insurers of loans purchased by the GSEs.
Radian Guaranty’s statutory net income (loss), statutory policyholders’ surplus and contingency reserve as of or for the years ended December 31, 2015, 2014 and 2013 were as follows:

	December 31,
(In millions)	2015	2014	2013
Statutory net income (loss)	$754.8	$273.7	$(23.8)
Statutory policyholders’ surplus	1,686.5	1,325.2	1,317.8
Contingency reserve	860.9	389.4	23.0
Radian Guaranty’s Risk-to-capital calculation appears in the table below. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus (i.e., statutory capital and surplus) plus statutory contingency reserves.

	December 31,
	2015	2014
($ in millions)
RIF, net (1)	$36,396.1	$30,615.7

Statutory policyholders’ surplus	$1,686.5	$1,325.2
Contingency reserve	860.9	389.4
Statutory capital	$2,547.4	$1,714.6

Risk-to-capital	14.3:1	17.9:1
_______________________

(1)	Excludes risk ceded through reinsurance contracts (to third parties and affiliates) and RIF on defaulted loans.
We have actively managed Radian Guaranty’s capital position in various ways, including: (1) through internal and external reinsurance arrangements; (2) by seeking opportunities to reduce our risk exposure through commutations and other negotiated transactions; and (3) by contributing additional capital from Radian Group.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

For the years ended December 31, 2015, 2014 and 2013, Radian Guaranty received capital contributions from Radian Group totaling $100.0 million, $100.0 million and $230.4 million, respectively. In addition, in December 2015, Radian Group transferred $325 million of cash and marketable securities to Radian Guaranty in exchange for a Surplus Note issued by Radian Guaranty. This Surplus Note has a 0% interest rate and is scheduled to mature on December 31, 2025. Radian Guaranty currently expects to seek to redeem a portion and possibly all of the Surplus Note in 2016, and any remaining amounts in 2017. Early redemption of the Surplus Note is subject to approval by the Pennsylvania Insurance Department. In addition, the GSEs have approved early redemption of the note based on the following criteria:

•	Radian Guaranty may redeem 50% of the Surplus Note balance on or after June 30, 2016.

•
On or after June 30, 2016, and prior to May 31, 2017, in addition to amounts paid above, Radian Guaranty may redeem the note balance up to the amount by which Available Assets then exceed Minimum Required Assets, less $150 million.

•	On or after May 31, 2017, Radian Guaranty may redeem any remaining note balance.
The reduction in Radian Guaranty’s Risk-to-capital in 2015 was primarily due to the Surplus Note issuance and to increases in statutory net income, partially offset by an increase in net RIF at Radian Guaranty due in part to the termination of certain intercompany reinsurance agreements as a result of our legal entity reorganization.
Radian Reinsurance
Effective December 2015, Radian Reinsurance is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of credit insurance, which includes the authority to reinsure policies of mortgage guaranty insurance. Radian Reinsurance is only licensed or authorized to write direct mortgage guaranty insurance in Pennsylvania. Radian Reinsurance is required to maintain a minimum statutory surplus of $20 million to remain an authorized reinsurer in all states. During 2015, Radian Reinsurance received cash capital contributions from Radian Group totaling $50 million.
Radian Reinsurance’s statutory net income, statutory policyholders’ surplus and contingency reserve as of and for the years ended December 31, 2015, 2014 and 2013 were as follows:

December 31,
(In millions)	2015
Statutory net loss	$(1.0)
Statutory policyholders’ surplus	138.7
Contingency reserve	128.8
Combined Risk-to-Capital Ratio and Other Mortgage Insurance Subsidiaries
The Risk-to-capital ratio for our combined mortgage insurance operations was 14.6 to 1 as of December 31, 2015, compared to 20.3 to 1 as of December 31, 2014. In addition to Radian Guaranty and Radian Reinsurance, this combined ratio also includes RGRI, RMAI, Radian Insurance, Radian Mortgage Insurance, and Radian Mortgage Guaranty Inc.; of these entities, only Radian Insurance had any remaining RIF as of December 31, 2015, totaling $48.5 million. The aggregate statutory net income, statutory policyholders’ surplus and contingency reserve for these five subsidiaries as of and for the years ended December 31, 2015, 2014 and 2013 were as follows:

	December 31,
(In millions)	2015	2014	2013
Statutory net income	$92.9	$112.9	$99.6
Statutory policyholders’ surplus	55.0	473.7	406.1
Contingency reserve	1.1	140.7	80.9
During 2015, Radian Mortgage Guaranty Inc. was newly established as a mortgage guaranty insurer domiciled in Pennsylvania, and received capital contributions from Radian Group totaling $20 million.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

Radian Investor Surety Inc.
In July 2014, we invested $20 million to capitalize a newly formed, Pennsylvania domiciled wholly-owned insurance subsidiary of Radian Group. The strategic objective of this investment is to offer various mortgage credit-related products, which are currently in a developmental stage. Following a return of capital to Radian Group in December 2015 of $15 million, its statutory policyholders’ surplus as of December 31, 2015 was approximately $5 million and there is no RIF as of December 31, 2015.
Principal Differences between GAAP and SAP
The differences between the statutory financial statements and financial statements presented on a GAAP basis represent differences between GAAP and SAP principally for the following reasons:

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

(g)
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

(h)
Under SAP, capital contributions satisfied by receipt of cash or readily marketable securities subsequent to the balance sheet date but prior to the filing of the statutory financial statement are treated as a recognized subsequent event and, as such, are considered an admitted asset based on the evidence of collection and approval of the domiciliary commissioner. Under GAAP, such capital contributions are treated as a non-recognized subsequent event.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

15. Share–Based and Other Compensation Programs
On May 14, 2014, our stockholders approved a new equity compensation plan, the 2014 Equity Plan, pursuant to which we grant equity awards. The 2014 Equity Plan replaced our prior equity plan, the 2008 Equity Compensation Plan. We also have awards outstanding under the 1995 Equity Plan. The last awards granted pursuant to the 2008 and 1995 Equity Plans were granted in 2014 and 2008, respectively. All awards granted under the Equity Plans have been in the form of non-qualified stock options, restricted stock, RSUs, SARs, phantom stock and performance share awards. The maximum contractual term for all awards under the Equity Plans is 10 years.
The 2014 Equity Plan authorizes the issuance of up to 6,416,180 shares of our common stock, plus such number of shares of common stock subject to outstanding awards that are payable in shares under the 2008 Equity Plan and which awards subsequently terminate, expire or are cancelled (“Prior Plan Shares”). There were 2,803,988 shares remaining available for grant under the 2014 Equity Plan as of December 31, 2015 (the “share reserve”), which includes Prior Plan Shares. Each grant of restricted stock, RSUs, or performance share awards under the 2014 Equity Plan (other than those settled in cash) reduces the reserve available for grant under the 2014 Equity Plan by 1.31 shares for every share subject to such grant. Awards under the 2014 Equity Plan that provide for settlement solely in cash (and not common shares) do not count against the share reserve. Absent this reserve adjustment for restricted stock, RSUs, phantom stock or performance share awards, our shares remaining available for grant under the 2014 Equity Plan would have been 4,694,662 shares as of December 31, 2015.
Unless otherwise described below, awards under the Equity Plans include the following terms:

•	Generally, all awards require the grantee to remain in service with us through the vesting period, except in the event of the grantee’s death, disability, retirement or upon a change of control.

•	Generally, the awards vest upon a grantee’s death, disability or retirement.

•
Awards granted under the Equity Plans provide for “double trigger” vesting in the event of a change of control, meaning that awards will vest in connection with a change of control only in the event the grantee’s employment is terminated by us without cause or the grantee terminates employment for “good reason,” in each case within 90 days before or one year after the change of control.

In the event of a hypothetical change of control as of December 31, 2015, we estimate that the vesting of awards would have resulted in a pretax accounting charge to us of approximately $11.7 million, representing the acceleration of compensation expense assuming all “double trigger” vesting occurred.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

Depending on certain characteristics of the awards granted under the various Equity Plans noted above, they are accounted for as either liabilities or equity instruments. The following table summarizes awards outstanding and compensation expense recognized for each type of share-based award as of and for the years ended:

	December 31,
($ in thousands)	2015		2014		2013
Share-Based Compensation Programs	Liability Recorded/ Equity Instruments Outstanding	Compensation Cost Recognized (1)	Liability Recorded/ Equity Instruments Outstanding	Compensation Cost Recognized (1)	Liability Recorded/ Equity Instruments Outstanding	Compensation Cost Recognized (1)
Liabilities:
RSUs—Cash-Settled	$3,595	$10,244	$65,157	$31,834	$104,114	$79,322
SARs—Cash-Settled	—	159	595	915	8,195	8,544
Liabilities	$3,595	10,403	$65,752	32,749	$112,309	87,866
Equity:
Stock Options	2,692,457	2,984	3,029,348	2,531	3,989,641	2,488
Phantom Stock	230,196	2	284,645	3	284,645	3
RSUs—Equity Settled	2,472,861	9,243	2,056,596	7,461	1,273,556	4,336
Restricted Stock	—	—	—	—	—	21
ESPP		396		267		267
Equity		12,625		10,262		7,115
Total all share-based plans		$23,028		$43,011		$94,981
______________

(1)
For purposes of calculating compensation cost recognized, we generally consider time-vested awards effectively vested (and we recognize the full compensation costs) when grantees become retirement eligible. However, under the terms of our stock option awards granted in 2015, 2014, and 2013, legal vesting for retirement occurs when the grantee actually separates from service, with the exception of certain senior executives for whom vesting remains dependent on the stock price hurdle being met regardless of when the executive separates from service. Performance-based RSU awards granted in 2015, 2014, and 2013 provide that vesting remains dependent on the Company’s performance for the full term of the awards notwithstanding the grantee’s earlier retirement.

The following table reflects additional information regarding all share-based awards for the years indicated:

	Year Ended December 31,
($ in thousands except per-share amounts)	2015	2014	2013
Total compensation cost recognized	$23,028	$43,011	$94,981
Less: Costs deferred as acquisition costs	500	1,047	1,769
Stock-based compensation expense	$22,528	$41,964	$93,212
RSUs (Cash-Settled)
Performance-Based RSUs— In 2012, a total of 2,211,640 performance-based RSUs (to be settled in cash) were granted to eligible officers under the 2008 Equity Plan. These performance-based RSUs entitled grantees to a cash amount equal to the fair market value of RSUs that vested at the end of a three-year performance period in 2015. There were no cash-settled performance-based RSUs granted in 2015, 2014 or 2013.
Vesting of awards granted to both non-executives and executives in 2011 and 2012 was dependent upon the performance of Radian Group’s TSR and resulted in a maximum payout at the end of the three-year performance period of 200% of a grantee’s target number of RSUs.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

Timed-Vested RSUs—In 2014 and 2013, certain non-executive officers were granted 1,470 and 7,670, respectively, of cash-settled time-vested RSUs under the 2008 Equity Plan. The estimated fair value of the time-vested RSUs is based on the closing price of our common stock on the measurement date. These RSU awards entitle award recipients to a cash amount equal to the closing price of our common stock on the NYSE on the vesting date for employees or the conversion date for non-employee directors (generally defined as a director’s termination of service with us). These RSU awards vest in their entirety three years from the date of grant, or earlier, upon retirement, death or disability. There were no cash-settled time-vested RSUs granted in 2015.
Non-Qualified Stock Options
Information with regard to stock options for the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2014	3,029,348	$5.46
Granted	212,230	18.42
Exercised	(496,496)	2.59
Forfeited	(52,625)	8.89
Expired	—	—
Outstanding, December 31, 2015	2,692,457	6.94
Exercisable, December 31, 2015	1,435,232	4.44
Available for grant, December 31, 2015	2,803,988
In 2015, 2014 and 2013, 212,230, 289,500 and 279,650, respectively, of non-qualified stock options were granted to executive and certain non-executive officers. The weighted average grant date fair value per share of the stock options granted during 2015, 2014 and 2013 was $14.68, $12.18 and $10.95, respectively. The amount of cash received from the exercise of stock options for the years ended December 31, 2015, 2014 and 2013 was approximately $1.28 million, $0.26 million and $0.06 million, respectively. The total intrinsic value of options exercised (measured as of the date of exercise) during the years ended December 31, 2015, 2014 and 2013 was $7.15 million, $0.19 million and $0.17 million, respectively, and the related tax benefits were approximately $2.50 million, $0.07 million and $0.06 million, respectively. The total intrinsic value of the stock options outstanding at December 31, 2015, 2014 and 2013 was $19.1 million, $34.1 million and $27.0 million, respectively, based on the closing price of our common stock as of such dates relative to the exercise prices for such stock options.
Upon the exercise of stock options, we generally issue shares from the authorized, unissued share reserves when the exercise price is less than the treasury stock repurchase price and from treasury stock when the exercise price is greater than the treasury stock repurchase price.
The table below summarizes information regarding fully vested stock options as of December 31, 2015:

($ in millions, except share and per share amounts)	Outstanding and Exercisable
Number of options vested	1,435,232
Fair value of options vested during the year	$3.4
Weighted-average exercise price per share	$4.44
Aggregate intrinsic value (excess market price over exercise price)	$12.9
Weighted-average remaining contractual term of options (in years)	4.1 years

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

The following table summarizes information concerning outstanding and exercisable options at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.45 - $3.58	1,718,010	5.2	$2.80	1,153,515	$2.98
$5.76 - $7.06	47,967	2.2	6.92	47,967	6.92
$10.42 - $15.44	718,790	6.1	13.53	225,580	10.91
$18.42	207,690	3.0	18.42	8,170	18.42
	2,692,457	4.3		1,435,232
We use the Monte Carlo valuation model in determining the grant date fair value of stock options issued to executives and non-executives using the assumptions noted in the following table:

	Year Ended December 31,
	2015	2014	2013
Derived service period (years)	3.02 - 4.00	2.99 - 3.96	3.02 - 4.00
Risk-free interest rate (1)	2.32%	2.57%	1.96%
Volatility (2)	93.70%	94.26%	94.63%
Dividend yield	0.05%	0.07%	0.07%
______________

(1)	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

(2)	Volatility is determined at the date of grant using historical share price volatility and expected life of each award.
For stock option awards granted in 2015, 2014 and 2013, in addition to the time-based vesting requirements, the options contain a performance hurdle whereby the options will only vest if the closing price of our common stock on the NYSE exceeds $23.03 (125% of the option exercise price), $19.30 (125% of the option exercise price) and $17.49 (125% of the option exercise price), respectively, for ten consecutive trading days ending on or after the third anniversary of the date of grant.
We elected to apply the short-cut method in accounting for the windfall tax benefits under the accounting standard regarding share-based payment. Should future offsets to the windfall resulting from cancellations, expirations or exercise shortfalls exceed the balance of $20.2 million at December 31, 2015, the excess would be reflected in the consolidated statements of operations.
RSUs (Equity Settled)
Performance-Based RSUs—In 2015, 2014 and 2013, executive and non-executive officers were granted a total of 499,740; 702,180; and 435,970; respectively, performance-based RSUs to be settled in common stock.
Vesting of awards granted to executive officers in 2015, 2014 and 2013 is dependent upon: (1) Radian Group’s TSR compared to the relative TSR of the companies listed on the NASDAQ Financial Index and our most directly comparable mortgage insurance peers as of the date of grant (the “Relative TSR Measure”) and (2) Radian Group’s absolute TSR (“Absolute TSR Measure”), in each case measured over a three-year performance period and subject to certain conditions. The maximum payout at the end of the three-year performance period is 200% of a grantee’s target number of RSUs, subject to a maximum cap of six times the value of the grantee’s award on the grant date.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

The grant date fair value of performance-based RSUs is determined using the Monte Carlo valuation model. The following are assumptions used in our calculation of the grant date fair value of performance-based RSUs to be settled in common stock:

	2015	2014	2013
Expected life	3 years	3 years	3 years
Risk-free interest rate	1.0%	1.0%	0.4%
Volatility	40.6%	71.9%	81.8%
Dividend yield	0.05%	0.06%	0.07%
Time-Vested RSUs—In 2015, a total of 113,141 shares of time-vested RSUs to be settled in common stock were granted, including 56,970 shares awarded to non-executive officers and 56,171 shares awarded to non-employee directors. In 2014, a total of 170,176 shares of time-vested RSUs to be settled in common stock were granted, including 85,133 shares awarded to non-executive officers and 85,043 shares awarded to non-employee directors. In 2013, a total of 102,618 shares of time-vested RSUs to be settled in common stock were granted, including 13,260 shares awarded to non-executive officers and 89,358 shares awarded to non-employee directors. The grant date fair value of the time-vested RSUs was calculated based on the closing price of our common stock on the NYSE on the date of grant and is recognized as compensation expense over the vesting period. All of these awards generally are subject to three-year cliff vesting.
Information with regard to RSUs to be settled in stock for the periods indicated is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2014	2,056,596	$10.65
Granted	612,881	18.26
Vested	(121,989)	5.83
Forfeited	(74,627)	15.55
Unvested, December 31, 2015	2,472,861	12.62
Employee Stock Purchase Plan
We have an ESPP, the 2008 ESPP, under which 2,000,000 shares of our authorized but unissued common stock have been reserved for issuance. Under the 2008 ESPP, we sold 94,676; 67,743; and 95,287 shares to employees during the years ended December 31, 2015, 2014 and 2013, respectively.
The 2008 ESPP is designed to allow eligible employees to purchase shares of our common stock at a discount of 15% off the lower of the fair market value of our common stock at the beginning-of-period or end-of-period (each period being the first and second six calendar months in a calendar year).
The following are assumptions used in our calculation of ESPP compensation expense during 2015:

	January 1, 2015	July 1, 2015
Expected life	6 months	6 months
Risk-free interest rate	0.36%	0.44%
Volatility	35.03%	26.83%
Dividend yield	0.03%	0.03%
Unrecognized Compensation Expense
As of December 31, 2015, 2014 and 2013, unrecognized compensation expense related to the unvested portion of all of our share-based awards was approximately $11.7 million, $17.5 million and $31.9 million, respectively. Absent a change of control under the Equity Plans, this expense is expected to be recognized over a weighted average period of approximately 2.4 years.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

16. Benefit Plans
The Radian Group Inc. Savings Incentive Plan (“Savings Plan”) covers substantially all of our full-time and our part-time employees. Participants can contribute up to 100% of their base earnings as pretax and/or after-tax (Roth IRA) contributions up to a maximum amount of $18,000 for 2015. The Plan also includes a catch-up contribution provision whereby participants who are or will be age 50 and above during the Plan year, may contribute an additional contribution. The maximum catch-up contribution for Plan Year 2015 was $6,000. Effective January 1, 2016, we will match up to 100% of the first 4.5% of base earnings contributed in any given year. Previously, the match was up to 100% of the first 6% of annual base earnings exclusive of Clayton, which had its own employee match of 25% of the first 6% of base earnings contributed in any given year. Beginning January 1, 2016, Clayton was merged into the Savings Plan. Our expense for matching funds for the years ended December 31, 2015, 2014 and 2013 was $3.1 million, $3.1 million and $2.7 million, respectively.
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

•	permits Radian Group to make discretionary, pro rata (based on eligible pay) cash allocations to each eligible participant’s account, with vesting upon completion of three years of service with us.
Other Contributions
We contributed immaterial amounts to other postretirement benefit plans in 2015.

17. Commitments and Contingencies
Legal and Regulatory Proceedings
We are routinely involved in a number of legal actions, reviews and audits, as well as inquiries and investigations by various regulatory entities involving compliance with laws or other regulations, the outcome of which are uncertain. These legal proceedings could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. In accordance with applicable accounting standards and guidance, we establish accruals only when we determine both that it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. We accrue the amount that represents our best estimate of the probable loss; however, if we can only determine a range of estimated losses, we accrue an amount within the range that, in our judgment, reflects the most likely outcome, and if none of the estimates within the range is more likely, we accrue the minimum amount of the range.
In the course of our regular review of pending legal and regulatory matters, we determine whether it is reasonably possible that a potential loss may have a material impact on our liquidity, results of operations or financial condition. If we determine such a loss is reasonably possible, we disclose information relating to such potential loss, including an estimate or range of loss or a statement that such an estimate cannot be made. On a quarterly basis, we review relevant information with respect to loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or range of losses based on such reviews. We are often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by the court on motions or appeals, analysis by experts, and the progress of settlement negotiations. In addition, we generally make no disclosures for loss contingencies that are determined to be remote. For matters for which we disclose an estimated loss, the disclosed estimate reflects the reasonably possible loss or range of loss in excess of the amount accrued, if any.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

As previously disclosed, we had been named as a defendant in certain putative class action lawsuits alleging, among other things, that our captive reinsurance agreements violated RESPA. The cases included The White Case, The Menichino Case and The Manners Case. On March 25, 2015, Radian Guaranty and the plaintiffs in these putative class action lawsuits entered into a settlement agreement, pursuant to which the plaintiffs agreed to voluntarily dismiss their claims with prejudice and to fully release Radian Guaranty from any future claims related to the claims in these lawsuits.
We are also involved in litigation that has arisen in the normal course of our business. We are contesting the allegations in each such pending action and management believes, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on our consolidated financial condition. However, the outcome of litigation and other legal and regulatory matters is inherently uncertain, and it is possible that one or more of the matters currently pending or threatened could have an unanticipated adverse effect on our liquidity, financial condition or results of operations for any particular period.
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
As described in Note 13, on September 4, 2014 we received formal Notices of Deficiency from the IRS related to certain losses and deductions resulting from our investment in a portfolio of non-economic REMIC residual interest. We believe that an adequate provision for income taxes has been made for the potential liabilities that may result from this matter. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.
Our Master Policies establish the timeline within which any suit or action arising from any right of an insured under the policy generally must be commenced. In general, any suit or action arising from any right of an insured under the policy must be commenced within two years after such right first arose for primary insurance and within three years for certain other policies, including certain pool insurance policies. Although we believe that our Loss Mitigation Activities are justified under our policies, we continue to face challenges from certain lender and servicer customers regarding our Loss Mitigation Activities, which have resulted in some reversals of our decisions regarding Rescissions, Claim Denials or Claim Curtailments. We are currently in discussions with these customers regarding Loss Mitigation Activities and our claim payment practices, which if not resolved, could result in arbitration or judicial proceedings and we may need to reassume the risk on, and increase loss reserves for, those policies or pay additional claims. See Note 10 for further information.
Further, there are loans in our total defaulted portfolio (in particular, our older defaulted portfolio) for which actions or proceedings (such as foreclosure that provide the insured with title to the property) may not have been commenced within the outermost deadline in our Prior Master Policy. We are evaluating these loans regarding this potential violation and our corresponding rights under the Prior Master Policy. While we can provide no assurance regarding the ultimate resolution of these issues, it is possible that arbitration or legal proceedings could result.
Other
Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including MBS). To allow our customers to comply with these regulations at that time, we typically were required, depending on the amount of credit enhancement we were providing, to provide: (1) audited financial statements for the insurance subsidiary participating in the transaction; or (2) a full and unconditional holding company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two Structured Transactions for Radian Guaranty involving approximately $119.2 million of remaining credit exposure as of December 31, 2015.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

Our mortgage insurance business provides contract underwriting, an outsourced service to its customers. Under our current contract underwriting program the remedy we offer is limited indemnification to our contract underwriting customers only with respect to those loans that we simultaneously underwrite for both secondary market compliance and for potential mortgage insurance eligibility. In 2015, we paid losses related to contract underwriting remedies of approximately $0.01 million. In 2015, our provision for contract underwriting expenses was approximately $0.6 million and our reserve for contract underwriting obligations at December 31, 2015 was approximately $0.3 million. Rising mortgage interest rates or further economic uncertainty may expose our contract underwriting business to an increase in such costs. We monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters.
We lease office space for use in our operations. The lease agreements, which expire periodically through August 2032, contain provisions for scheduled periodic rent increases. Net rental expense in connection with these leases totaled $5.0 million in 2015, $3.9 million in 2014 and $3.1 million in 2013, excluding the net rental expense related to discontinued operations. The commitment for non-cancelable operating leases in future years is as follows:

(In thousands)
2016	$8,646
2017	5,922
2018	2,416
2019	5,698
2020	5,663
Thereafter	56,309
$84,654
At December 31, 2015 there were no future minimum receipts expected from sublease rental payments.

18. Capital Stock
In June 2015, we entered into privately negotiated agreements with certain of the holders of our Convertible Senior Notes due 2017 to purchase an aggregate principal amount of $389.1 million of our outstanding Convertible Senior Notes due 2017 for a combination of cash and shares of Radian Group common stock. We funded the purchases with $126.8 million in cash (plus accrued and unpaid interest due on the purchased notes) and by issuing to the sellers approximately 28.4 million shares of Radian Group common stock. In connection with our purchases of Convertible Senior Notes due 2017, we terminated a corresponding portion of the capped call transactions we had entered into in 2010 related to the initial issuance of the Convertible Senior Notes due 2017. As a result of this termination, we received total consideration of approximately $54.9 million, consisting of 2.3 million shares of Radian Group common stock and $13.2 million in cash. The shares of Radian Group common stock received were retired, resulting in a decrease in shares issued and outstanding and a corresponding increase in unissued shares.
On June 18, 2015, we authorized an ASR program to repurchase an aggregate of $202 million of Radian Group common stock. Under the ASR program, the total number of shares ultimately delivered to Radian Group was based on the average of the daily volume-weighted average price of Radian Group common stock during the term of the transaction, less a negotiated discount and subject to certain other adjustments pursuant to the terms and conditions of the program. During the three-month period ended June 30, 2015, 9.2 million shares were repurchased under this program. The counterparty delivered to Radian Group 1.8 million additional shares of Radian Group common stock at final settlement of the ASR program in August 2015, based on the calculated price of $18.32 during the term of the transaction. The shares of Radian Group common stock received pursuant to the ASR and the termination of the capped call transactions were retired, resulting in a decrease in shares issued and outstanding and a corresponding increase in unissued shares. All share repurchases pursuant to the ASR program were funded in the second quarter of 2015 from the proceeds of the Senior Notes due 2020.
We also may purchase shares on the open market to meet option exercise obligations and to fund 401(k) matches and purchases under our ESPP. In addition, upon the vesting of certain restricted stock awards under our equity compensation plans, we may withhold from such vested awards shares of our common stock to satisfy the tax liability of the award recipients.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

19. Net Income (Loss) Per Share
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
The calculation of the basic and diluted net income (loss) per share was as follows:

	Year Ended December 31,
	2015	2014	2013
(In thousands, except share and per-share amounts)
Net income (loss) from continuing operations:
Net income (loss) from continuing operations - basic	$281,539	$1,259,574	$(141,851)
Adjustment for dilutive Convertible Senior Notes due 2019, net of tax (1)	14,758	14,372	—
Net income (loss) from continuing operations - diluted	$296,297	$1,273,946	$(141,851)

Net income (loss):
Net income (loss) from continuing operations - basic	$281,539	$1,259,574	$(141,851)
Income (loss) from discontinued operations, net of tax	5,385	(300,057)	(55,134)
Net income (loss) - basic	286,924	959,517	(196,985)
Adjustment for dilutive Convertible Senior Notes due 2019, net of tax (1)	14,758	14,372	—
Net income (loss) - diluted	$301,682	$973,889	$(196,985)

Average common shares outstanding-basic	199,910	184,551	166,366
Dilutive effect of Convertible Senior Notes due 2017	6,293	8,465	—
Dilutive effect of Convertible Senior Notes due 2019	37,736	37,736	—
Dilutive effect of stock-based compensation arrangements (2)	2,393	3,150	—
Adjusted average common shares outstanding—diluted	246,332	233,902	166,366

Net income (loss) per share:

Basic:
Net income (loss) from continuing operations	$1.41	$6.83	$(0.85)
Income (loss) from discontinued operations	0.03	(1.63)	(0.33)
Net income (loss)	$1.44	$5.20	$(1.18)

Diluted:
Net income (loss) from continuing operations	$1.20	$5.44	$(0.85)
Income (loss) from discontinued operations	0.02	(1.28)	(0.33)
Net income (loss)	$1.22	$4.16	$(1.18)

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

________________

(1)	As applicable, includes coupon interest, amortization of discount and fees, and other changes in income or loss that would result from the assumed conversion.

(2)
The following number of shares of our common stock equivalents issued under our stock-based compensation arrangements were not included in the calculation of net income (loss) per share because they were anti-dilutive:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Shares of common stock equivalents	728	542	43,288

20. Subsequent Events
On January 15, 2016, we announced that our board of directors had approved a share repurchase program that authorized the company to spend up to an aggregate of $100 million to repurchase Radian Group common stock. This authorization provided Radian the flexibility to repurchase shares opportunistically, based on market and business conditions, stock price and other factors. Under the share repurchase program, Radian made purchases through a Rule 10b5-1 plan, pursuant to pre-determined price targets and other metrics set forth in the plan.
Subsequent to this authorization, we purchased approximately 9.4 million shares of Radian Group common stock for $100.2 million, at a weighted average price per share of $10.62, including commissions. No further purchase authority remains under this share repurchase program.
In February 2016, in order to manage the mix of business in our portfolio and to continue managing Radian Guaranty’s Minimum Required Assets under the PMIERs in a cost-effective manner, we entered into the Single Premium QSR. The Single Premium QSR (including the amount of the benefit to our Minimum Required Assets under PMIERs) remains subject to GSE approval, and therefore, we have not yet begun to cede any business under this agreement.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

21. Quarterly Financial Data (Unaudited)

(In thousands, except per share information)	2015 Quarters
	First	Second	Third	Fourth	Year
Net premiums earned—insurance	$224,595	$237,437	$227,433	$226,443	$915,908
Services revenue (1)	30,630	43,503	42,189	37,493	153,815
Net investment income	17,328	19,285	22,091	22,833	81,537
Net gains (losses) on investments and other financial instruments (2)	16,779	28,448	3,868	(13,402)	35,693
Provision for losses	45,028	32,560	64,192	56,805	198,585
Policy acquisition	7,750	6,963	2,880	4,831	22,424
Direct cost of services	19,253	23,520	24,949	22,241	89,963
Other operating expenses	53,774	67,731	65,082	59,570	246,157
Loss on induced conversion and debt extinguishment	—	91,876	11	2,320	94,207
Amortization and impairment of intangible assets	3,023	3,281	3,273	3,409	12,986
Net income from continuing operations	91,727	45,193	70,091	74,528	281,539
Income from discontinued operations, net of tax (3)	530	4,855	—	—	5,385
Net income	92,257	50,048	70,091	74,528	286,924
Diluted net income per share (4)(5)	$0.39	$0.22	$0.29	$0.32	$1.22
Weighted average shares outstanding-diluted (4)	243,048	246,650	250,795	247,981	246,332

	2014 Quarters
	First	Second	Third	Fourth	Year
Net premiums earned—insurance	$198,762	$203,646	$217,827	$224,293	$844,528
Services revenue	—	—	42,243	34,450	76,693
Net investment income	15,318	16,663	17,143	16,531	65,655
Net gains (losses) on investments and other financial instruments (2)	42,968	25,332	(6,294)	17,983	79,989
Provision for losses	49,626	64,648	48,942	82,867	246,083
Policy acquisition	7,017	6,746	4,240	6,443	24,446
Direct cost of services	—	—	23,896	19,709	43,605
Other operating expenses	54,507	60,751	51,225	85,800	252,283
Amortization and impairment of intangible assets	—	—	3,294	5,354	8,648
Net income (loss) from continuing operations (6)	145,980	103,537	132,031	878,026	1,259,574
Income (loss) from discontinued operations, net of tax (3)(7)	56,779	71,296	21,559	(449,691)	(300,057)
Net income	202,759	174,833	153,590	428,335	959,517
Diluted net income per share (4)(5)	$0.94	$0.78	$0.67	$1.78	$4.16
Weighted average shares outstanding-diluted (4)	222,668	230,779	238,067	242,801	233,902
______________

(1)	Services revenue for the first quarter includes $101 thousand that had previously been included in other income.

(2)	The 2015 and 2014 amounts reflect primarily unrealized (losses) gains, respectively, on our trading securities.

(3)
Radian completed the sale of Radian Asset Assurance to Assured on April 1, 2015, pursuant to the Radian Asset Assurance Stock Purchase Agreement dated as of December 22, 2014. Until the April 1, 2015 sale date, the operating results of Radian Asset Assurance were classified as discontinued operations for all periods presented in our consolidated statements of operations. See Note 3 for additional information.

(4)	Diluted net income per share and average shares outstanding per the accounting standard regarding earnings per share.

(5)
Diluted net income per share is computed independently for each period presented. Consequently, the sum of the quarters may not equal the total net income per share for the year. For all calculations, the determination of whether potential common shares are dilutive or anti-dilutive is based on net income from continuing operations.

(6)	This amount reflects a reversal of substantially all of our tax valuation allowance in the fourth quarter of 2014.

(7)	Reflects a $468 million loss on reclassification of Radian Asset Assurance as assets held for sale in the fourth quarter of 2014.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)
______________________________________________________________________________________________________

In the first, second, and third quarters of 2015, certain cash flows were incorrectly classified in the Company’s Condensed Consolidated Statements of Cash Flows. The Company has determined that these misclassifications are not material to the financial statements of any period. These amounts (described below in thousands) have been corrected in the Consolidated Statements of Cash Flows for the year ended December 31, 2015, and will be corrected in the comparative Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015, six months ended June 30, 2015 and nine months ended September 30, 2015 that will appear in the Company’s quarterly Form 10-Q filings in 2016.
As previously disclosed, for the three months ended March 31, 2015, the adjustments to the affected categories within the Consolidated Statements of Cash Flows consist of the following: (i) net cash provided by operating activities, continuing operations, reported as $80 will be adjusted to $666; (ii) net cash used in operating activities, discontinued operations, reported as $12,168 will be adjusted to $1,759; (iii) net cash provided by investing activities, discontinued operations, reported as $9,514 will be adjusted to $4,999; (iv) net increase in cash reported as $23,499 will be adjusted to $29,979; (v) change in cash of business held for sale represented as a decrease of $3,240 will be represented as an increase of $3,240.
For the six months ended June 30, 2015 and nine months ended September 30, 2015, the adjustments affected certain line items within cash flows from investing activities, but had no net impact to net cash provided by (used in) investing activities. For the six months ended June 30, 2015, these adjustments to the affected line items within the Consolidated Statements of Cash Flows consist of the following: (i) proceeds from sales of fixed-maturity investments available for sale reported as $57,309 will be adjusted to $3,621; and (ii) purchases of fixed-maturity investments available for sale reported as $725,640 will be adjusted to $671,952. For the nine months ended September 30, 2015, the adjustments consist of the following: (i) proceeds from sales of fixed-maturity investments AFS reported as $96,684 will be adjusted to $16,208; and (ii) purchases of fixed-maturity investments AFS reported as $1,087,461 will be adjusted to $1,006,985.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2015 pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2015, using the criteria described in Internal Control-Integrated Framework (2013) issued by the COSO. Based on our evaluation under the updated internal control framework in Internal Control-Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8 of this Annual Report on Form 10-K.
There was no change in the internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2015. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 11.	Executive Compensation.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2015. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2015. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Equity Compensation Plans
The following table sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2015. Each number of securities reflected in the table is a reference to shares of our common stock.

Plan Category (1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by stockholders (2)	5,395,514	(3)	$3.47	(4)	3,963,480	(5)
Equity compensation plans not approved by stockholders	—		—		—
Total	5,395,514	(3)	$3.47	(4)	3,963,480	(5)
__________________

(1)	The table does not include information for equity compensation plans assumed by us in mergers, under which we do not grant additional awards.

(2)	These plans consist of our 1995 Equity Plan, 2008 Equity Plan, 2014 Equity Plan and our 2008 ESPP Plan.

(3)
Represents 2,692,457 non-qualified stock options and 230,196 shares of phantom stock issued under our 1995 Equity Plan and our 2008 Equity Plan and 2,472,861 RSUs issued under our 2008 Equity Plan. Of the RSUs included herein, 1,117,310 are performance-based stock-settled RSUs that could potentially pay out between 0% and 200% of this represented target.

(4)
The shares of phantom stock and RSUs were granted at full value, and therefore, have a weighted average exercise price of $0. Excluding shares of phantom stock and RSUs from this calculation, the weighted average exercise price of outstanding non-qualified stock options was $6.94 at December 31, 2015.

(5)
Includes 2,803,988 shares available for issuance under our 2014 Equity Plan and 1,159,492 shares available for issuance under our 2008 ESPP Plan, in each case as of December 31, 2015. In January 2016, we issued 52,890 shares available for issuance under our 2008 ESPP Plan. As a result, 1,106,602 shares currently remain available for issuance under the 2008 ESPP Plan. When we obtained stockholder approval for our 2014 Equity Plan, we stated that we would not issue any additional shares under our 2008 Equity Plan.

Part III
______________________________________________________________________________________________________

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2015. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2015. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)

1.	Financial Statements—See the “Index to Consolidated Financial Statements” included in Item 8 of this report for a list of the financial statements filed as part of this report.
2.Financial Statement Schedules—See the “Index to Financial Statement Schedules” on page

203
of this report for a list of the financial statement schedules filed as part of this report.
3.Exhibits—See “Index to Exhibits” on page

213
of this report for a list of exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2016.

Radian Group Inc.

By:	/s/ SANFORD A. IBRAHIM
Sanford A. Ibrahim, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2016, by the following persons on behalf of the registrant and in the capacities indicated.

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
Noel J. Spiegel

INDEX TO FINANCIAL STATEMENT SCHEDULES
Page
Financial Statement Schedules
Schedule I—Summary of investments—other than investments in related parties (December 31, 2015)	F-1
Schedule II—Financial information of Registrant (December 31, 2015)	F-2
Schedule IV—Reinsurance (December 31, 2015)	F-8
All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in our Consolidated Financial Statements and notes thereto.

Radian Group Inc.
Schedule I
Summary of Investments—Other Than Investments in Related Parties
December 31, 2015

Type of Investment	Amortized Cost	Fair Value	Amount Reflected on the Balance Sheet
(In thousands)
Fixed-Maturities:
Bonds:
U.S. government and agency securities	$13,773	$13,752	$13,752
State and municipal obligations (1)	36,920	37,900	37,900
Corporate bonds and notes	815,024	802,193	802,193
RMBS	226,744	224,905	224,905
CMBS	415,780	406,910	406,910
Other ABS	359,452	355,494	355,494
Foreign government and agency securities	25,663	24,307	24,307
Total fixed-maturities	1,893,356	1,865,461	1,865,461
Trading securities (2)	1,301,187	1,279,137	1,279,137
Equity securities available for sale:
Common stocks	75,038	74,930	74,930
Nonredeemable preferred stocks	500	500	500
Total equity securities available for sale	75,538	75,430	75,430
Short-term investments	1,077,087	1,076,944	1,076,944
Other invested assets	1,714	4,900	1,714
Total investments other than investments in related parties	$4,348,882	$4,301,872	$4,298,686
__________________

(1)	Available for sale.

(2)	Includes foreign government and agency securities.

Radian Group Inc.
Schedule II—Financial Information of Registrant
Condensed Balance Sheets
Parent Company Only

	December 31,
(In thousands, except share and per-share amounts)	2015	2014
Assets
Investments
Fixed-maturities available for sale—at fair value	$41,176	$—
Equity securities available for sale—at fair value	25,510	—
Trading securities—at fair value	5,482	5,447
Short-term investments—at fair value	158,658	631,934
Total investments	230,826	637,381
Cash	3,301	1,951
Restricted cash (Note B)	124	124
Investment in subsidiaries, at equity in net assets	3,001,846	2,746,915
Accounts and notes receivable (Note G)	631,636	305,856
Other assets (Note H)	124,983	31,394
Assets held for sale (Note A)	—	18,027
Total assets	$3,992,716	$3,741,648

Liabilities and Stockholders’ Equity
Long-term debt (Note E)	$1,219,454	$1,192,299
Federal income taxes—current and deferred	229,939	262,583
Other liabilities	46,392	96,989
Liabilities held for sale (Note A)	—	18,027
Total liabilities	1,495,785	1,569,898

Equity component of currently redeemable convertible senior notes	—	74,690
Common stockholders’ equity
Common stock: par value $.001 per share; 485,000,000 shares authorized at December 31, 2015 and 2014; 224,432,465 and 208,601,020 shares issued at December 31, 2015 and 2014, respectively; 206,871,768 and 191,053,530 shares outstanding at December 31, 2015 and 2014, respectively	224	209
Treasury stock, at cost: 17,560,697 and 17,547,490 shares at December 31, 2015 and 2014, respectively	(893,176)	(892,961)
Additional paid-in capital	2,716,618	2,531,513
Retained earnings	691,742	406,814
Accumulated other comprehensive (loss) income	(18,477)	51,485
Total common stockholders’ equity	2,496,931	2,097,060
Total liabilities and stockholders’ equity	$3,992,716	$3,741,648

See Supplemental Notes.

Radian Group Inc.
Schedule II—Financial Information of Registrant
Condensed Statements of Operations
Parent Company Only

	Year Ended December 31,
(In thousands)	2015	2014	2013
Revenues:
Net investment income	$17,917	$9,515	$4,300
Net gains (losses) on investments and other financial instruments	2,975	(2,732)	(6,956)
Other income	—	7	—
Total revenues	20,892	6,790	(2,656)
Expenses:
Loss on induced conversion and debt extinguishment	94,207	—	—
Interest expense	55,768	57,366	37,087
Total expenses	149,975	57,366	37,087
Pretax loss from continuing operations	(129,083)	(50,576)	(39,743)
Income tax (benefit) provision	(43,854)	143,912	9,234
Equity in net income (loss) of affiliates	371,949	1,172,032	(148,008)
Net income (loss) from continuing operations	286,720	977,544	(196,985)
Income (loss) from discontinued operations, net of taxes	204	(18,027)	—
Net income (loss)	286,924	959,517	(196,985)
Other comprehensive (loss) income, net of tax	(70,227)	14,161	21,090
Comprehensive income (loss)	$216,697	$973,678	$(175,895)

See Supplemental Notes.

Radian Group Inc.
Schedule II—Financial Information of Registrant
Condensed Statements of Cash Flows
Parent Company Only

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net cash (used in) provided by operating activities, continuing operations	$(128,879)	$(27,153)	$105,681
Net cash used in operating activities, discontinued operations	—	(18,027)	—
Net cash (used in) provided by operating activities	(128,879)	(45,180)	105,681
Cash flows from investing activities:
Proceeds from redemptions of trading securities	—	—	9,000
Purchases of fixed-maturities available for sale	(39,667)	—	—
Purchases of equity securities available for sale	(25,545)	—	—
Sales, redemptions (purchases) of short-term investments, net	473,350	1,372	(496,979)
Sales of other assets and other invested assets, net	—	—	21,473
Other, net	(688)	(1,351)	(647)
Capital distributions from subsidiaries and affiliates	113,784	—	—
Capital contributions to subsidiaries and affiliates	(182,307)	(139,103)	(233,391)
Issuance of note receivable from affiliate (Note G)	(208,527)	(300,000)	—
Net cash provided by (used in) investing activities	130,400	(439,082)	(700,544)
Cash flows from financing activities:
Dividends paid	(1,996)	(1,865)	(1,632)
Issuance of long-term debt, net	343,334	293,809	377,783
Purchases and redemptions of long-term debt	(156,172)	(57,223)	(79,372)
Proceeds from termination of capped calls	13,150	—	—
Issuance of common stock	1,285	247,188	299,410
Purchase of shares under ASR	(202,000)	—	—
Excess tax benefits from stock-based awards	2,228	—	—
Net cash (used in) provided by financing activities	(171)	481,909	596,189
Increase (decrease) in cash	1,350	(2,353)	1,326
Cash, beginning of year	1,951	4,304	2,978
Cash, end of year	$3,301	$1,951	$4,304

See Supplemental Notes.

Radian Group Inc.
Schedule II—Financial Information of Registrant
Parent Company Only
Supplemental Notes

Note A
The Radian Group Inc. (the “Parent Company”, “we” or “our”) financial statements represent the stand-alone financial statements of the Parent Company. These financial statements have been prepared on the same basis and using the same accounting policies as described in the consolidated financial statements included herein, except that the Parent Company uses the equity-method of accounting for its majority-owned subsidiaries. These financial statements should be read in conjunction with our consolidated financial statements and the accompanying notes thereto.
Certain prior period amounts have been reclassified to conform to current period presentation, including the adoption of an update to the accounting standard for the presentation of debt issuance costs in financial statements. See Notes 2 and 11 of Notes to Consolidated Financial Statements for additional information.
On April 1, 2015, Radian Guaranty completed the sale of Radian Asset Assurance pursuant to the Radian Asset Assurance Stock Purchase Agreement. See Note 3 of Notes to Consolidated Financial Statements for additional information related to discontinued operations.
Under our current tax-sharing agreement between the Parent Company and its subsidiaries, we are required to refund to each subsidiary any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code had such subsidiary filed its federal tax return on a separate company basis. Pursuant to this, we had paid Radian Asset Assurance for losses and foreign tax credits it had generated, and Radian Group had recorded the DTA for the related consolidated carryforward on its balance sheet. However, the Internal Revenue Code consolidation provisions do not allocate consolidated carryovers based on tax-sharing agreements, but rather on an allocation to all subsidiaries that generated the carryforward. Upon a stock sale of a subsidiary, any consolidated attributes allocated to a subsidiary under these regulations transfer to the subsidiary and are no longer part of the consolidated carryforward. As such, for the year ended December 31, 2014, the Parent Company classified the DTAs pertaining to Radian Asset Assurance’s foreign tax credit and allocated NOL as assets held for sale and recorded a related loss from discontinued operations. These DTAs were transferred to Assured upon completion of the sale of Radian Asset Assurance in 2015.
Note B
Included in short-term investments at December 31, 2014 is $45.1 million of restricted funds that had been required to support potential tax payments to Radian Asset Assurance under the terms of our current tax-sharing agreement. The restrictions on such funds were released upon the sale of Radian Asset Assurance in 2015. We also had $0.1 million at both December 31, 2015 and 2014, of restricted cash held as collateral for our insurance trust agreement for our health insurance policy.
Note C
The Parent Company provides certain services to its subsidiaries. The Parent Company allocates to its subsidiaries corporate expense it incurs in the capacity of supporting those subsidiaries, based on either an allocated percentage of time spent or internally allocated capital. Substantially all operating expenses and interest expense, except for discount amortization on our long-term debt, as well as coupon interest attributable to the Convertible Senior Notes due 2019, have been allocated to the subsidiaries for 2015, 2014 and 2013. Total operating expenses and interest expense allocated to subsidiaries for 2015, 2014 and 2013 were $84.7 million, $92.5 million and $140.0 million, respectively, and are presented net of reimbursements in the Statements of Operations. Amounts charged to the subsidiaries for operating expenses are based on actual cost, without any mark-up. The Parent Company considers these charges fair and reasonable. The subsidiaries reimburse the Parent Company for these costs in a timely manner, which has the impact of temporarily improving the cash flows of the Parent Company, if accrued expenses are reimbursed prior to actual payment.

Note D
During 2015, the Parent Company made total capital contributions of $398.3 million to its subsidiaries. This amount included a cash contribution of $100.0 million to Radian Guaranty, contributions of cash ($50.0 million) and marketable securities ($216.0 million) totaling $266.0 million to Radian Reinsurance, and cash contributions of $20.0 million, $12.1 million and $0.2 million to Radian Mortgage Guaranty Inc., Radian Clayton Holdings Inc., and Radian Mortgage Reinsurance Company, respectively.
During 2015, the Parent Company received dividends from its subsidiaries totaling $446.2 million in cash and marketable securities. This amount included marketable securities of $216.0 million from Enhance Financial Services Group Inc. and cash of $15.0 million from Radian MI Services Inc., which were used to partially fund the creation of Radian Reinsurance as part of an approved reorganization of our mortgage insurance subsidiaries. In addition, the Parent Company received a total of $215.2 million in cash ($98.7 million) and marketable securities ($116.5 million) from RDN Investments, Inc., to partially fund the acquisition of a Surplus Note from Radian Guaranty (see Note G for additional information). The Parent Company also received tax payments of $16.0 million from its subsidiaries in 2015 under our tax-sharing agreement.
During 2014, the Parent Company made total capital contributions of $139.1 million to its subsidiaries. This amount included cash contributions of $100 million to Radian Guaranty, $20 million to Radian MI Services Inc., $19 million to Radian Clayton Holdings Inc. and $0.1 million to Radian Mortgage Reinsurance Company. The Parent Company did not receive any dividends from its subsidiaries in 2014. The Parent Company did receive tax payments of $8.8 million from its subsidiaries in 2014 under our tax-sharing agreement.
During 2013, the Parent Company made total capital contributions of $313.9 million to its subsidiaries. This amount included cash contributions totaling $230.4 million to Radian Guaranty, a contribution of marketable securities and accrued interest of $80.5 million to RDN Investments, Inc., a cash contribution of $2.9 million to Radian MI Services Inc. and a cash contribution of $0.1 million to Radian Mortgage Reinsurance Company. The amount of total capital contributions also includes a cash reimbursement to Radian Guaranty of $0.4 million in interest expense payments made to the Parent Company by RMAI pursuant to the interest expense-sharing arrangement. During 2013, the Parent Company received dividends from its subsidiaries of $7.6 million. The Parent Company also received tax payments of $0.5 million from its subsidiaries in 2013 under our tax-sharing agreement.
Note E
During 2015, the Parent Company successfully completed a series of transactions to strengthen its capital position, including reducing its overall cost of capital and improving the maturity profile of its debt. See Notes 11 and 18 of Notes to Consolidated Financial Statements for additional information on our loss on induced conversion and debt extinguishment, long-term debt and capital stock.
At December 31, 2015, the maturities of the principal amount of our long-term debt in future years are as follows:

(In thousands)
2017	$247,871
2019	689,992
2020	350,000
$1,287,863
Note F
Net investment income increased in 2015 compared to 2014 primarily due to a full year of interest earned on a note receivable from Radian Clayton Holdings Inc., which totaled $17.7 million in net investment income for the year ended December 31, 2015 (see Note G for additional information). Net investment income increased in 2014 compared to 2013 primarily due to $8.9 million of interest earned on that note receivable for part of the year, offset by lower market yields for our investments during 2014.
Interest expense reflects the discount amortization on our long-term debt, as well as coupon interest attributable to the Convertible Senior Notes due 2019 and the Senior Notes due 2019, which are not allocated to our subsidiaries. The reduction in interest expense in 2015 was primarily attributable to lower expense following the induced conversion and extinguishment of substantially all of our Convertible Senior Notes due 2017, partially offset by interest expense related to our Senior Notes due 2020, issued in 2015, and a full year of interest expense attributable to the Senior Notes due 2019 that were issued in 2014.
The issuance of the Senior Notes due 2019 and a full year of interest expense and discount amortization attributable to the Convertible Senior Notes due 2019 were the primary reasons for the increase in interest expense in 2014.

Note G
Accounts and notes receivable included a $300 million note receivable from Radian Clayton Holdings Inc. as of December 31, 2015 and 2014. This represents the principal amount related to the Senior Notes due 2019, which funded the acquisition of Clayton in June 2014. Interest on the note is payable semi-annually on June 1 and December 1, beginning December 1, 2014. The interest payment represents coupon interest plus issuance costs (amortized on a straight line basis over the term of the note). The principal is due on June 1, 2019.
Accounts and notes receivable also included, as of December 31, 2015, a $325 million Surplus Note from Radian Guaranty. In December 2015, the Parent Company transferred $325 million of cash ($208.5 million) and marketable securities ($116.5 million) to Radian Guaranty in exchange for a Surplus Note issued by Radian Guaranty. See Note 14 of Notes to Consolidated Financial Statements for additional information related to the terms of this Surplus Note.
Note H
Other assets increased as of December 31, 2015, compared to December 31, 2014, primarily as a result of the transfer of an $89 million deposit with the IRS to the Parent Company from RGRI, in exchange for cash. See Note 13 of Notes to Consolidated Financial Statements for additional information related to this “qualified deposit” and the status of the examination by the IRS of our 2000 through 2007 consolidated federal income tax returns.
Note I
We and certain of our subsidiaries have entered into the following intercompany guarantees:

•
Radian Group and RMAI are parties to a guaranty agreement, which provides that Radian Group will make sufficient funds available to RMAI to ensure that RMAI has a minimum of $5 million of statutory policyholders’ surplus every calendar quarter. RMAI had $8.1 million of statutory policyholders’ surplus and no RIF exposure as of December 31, 2015.

•
Radian Group and Radian Mortgage Insurance, a subsidiary of Radian Guaranty, are parties to a guaranty agreement in which Radian Group has agreed for the benefit of Radian Mortgage Insurance’s creditors to make funds available on demand for the full and complete payment of all due but unpaid liabilities. Radian Mortgage Insurance had $2.8 million of statutory policyholders’ surplus at December 31, 2015.

•
To allow our mortgage insurance customers to comply with applicable securities regulations for issuers of ABS (including MBS), we have been required, depending on the amount of credit enhancement we were providing, to provide: (1) audited financial statements for the insurance subsidiary participating in these transactions; or (2) a full and unconditional holding-company level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two Structured Transactions for Radian Guaranty with approximately $119.2 million of aggregate remaining credit exposure as of December 31, 2015.

•
Radian Group and RGRI are parties to an Assumption and Indemnification Agreement with regard to RGRI’s portion of the Deficiency Amounts relating to the IRS litigation. This indemnification agreement was made in lieu of an immediate capital contribution to RGRI that otherwise would have been required for RGRI to maintain its minimum statutory policyholders’ surplus requirements in light of the remeasurement as of December 31, 2011 of uncertain tax positions related to the portfolio of REMIC residual interests. See Note H for additional information.

Radian Group Inc.
Schedule IV—Reinsurance
Insurance Premiums Earned
Year Ended December 31, 2015, 2014 and 2013

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed Premiums as a Percentage of Net Premiums
2015	$973,645	$57,780	$43	$915,908	0.00%
2014	$905,502	$61,017	$43	$844,528	0.01%
2013	$848,655	$67,291	$56	$781,420	0.01%

INDEX TO EXHIBITS

Exhibit Number	Exhibit
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

4.18
Third Supplemental Indenture dated as of June 19, 2015 between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated June 16, 2015 and filed on June 19, 2015)

4.19	Form of 5.250% Senior Notes due 2020 (included within Exhibit 4.18)

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
+10.22
Form of Restricted Stock Award Agreement under 2008 Equity (file no. 1-11356) Compensation Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008)

+10.23
Form of Phantom Stock Agreement for Non-Employee Directors under 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2008)

+10.24
Amendment to Form of 2008 Phantom Stock Agreement for Non-Employee Directors under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2009)

+10.25
Form of 2009 Restricted Stock Award Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2009)

+10.26
Form of 2009 Stock Appreciation Right Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2009)

+10.27
Form of Restricted Stock Unit Award Agreement for Employees under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2010)

+10.28
Form of 2009 Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2009)

+10.29
Amended and Restated Radian Group Inc. 2008 Executive Long-Term Incentive Cash Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended March 31, 2011)

+10.30
Form of 2010 Performance-Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2010)

+10.31
Form of 2010 Stock Option Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2010)

+10.32
Form of 2010 Executive Long-Term Incentive Cash Plan Award (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2010)

+10.33
Radian Group Inc. Amended and Restated Performance Share Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Amended Current Report on Form 8-K (file no. 1-11356) dated February 8, 2005 and filed on February 14, 2005)

+10.34
Amended and Restated Radian Group Inc. Voluntary Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2014)

+10.35
Amended and Restated Radian Voluntary Deferred Compensation Plan for Officers (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2014)

+10.36
Radian Group Inc. 2008 Employee Stock Purchase Plan, as amended and restated on December 11, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2012)

+10.37
Radian Group Inc. STI/MTI Incentive Plan for Executive Employees (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 12, 2009 and filed on November 18, 2009)

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

Exhibit Number	Exhibit
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

Exhibit Number	Exhibit
+10.83
Letter Agreement, effective as of December 10, 2014, between the Registrant and J. Franklin Hall (including Attachment A - Severance Agreement and Attachment B - Restrictive Covenant Agreement) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated December 10, 2014, and filed on December 15, 2014)

+10.84
Consulting Services Agreement, dated December 16, 2014, between the Registrant and C. Robert Quint (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated December 16, 2014, and filed on December 18, 2014)

+10.85
Radian Group Inc. 2014 Equity Compensation Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (file no. 1-11356) filed on April 7, 2014 for the 2014 Annual Meeting of Stockholders)

10.86
Accelerated Share Repurchase Agreement, dated as of June 18, 2015, between the Registrant and Deutsche Bank AG, London Branch with Deutsche Bank Securities Inc. acting as agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2015)

+10.87
2014 Stock Option Agreement under the 2014 Equity Compensation Plan, dated as of July 9, 2015, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2015)

+10.88
2015 Performance-Based Restricted Stock Unit Grant Letter under the 2014 Equity Compensation Plan, dated as of July 9, 2015, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2015)

+10.89
Form of 2015 Stock Option Agreement under the 2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2015)

+10.90
Form of 2015 Performance-Based Restricted Stock Unit Grant Letter under the 2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2015)

*+10.91	Form of Amendment to Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2008 Equity Compensation Plan

*+10.92	Form of 2015 Time-Based Restricted Stock Unit Grant Letter under the 2014 Equity Compensation Plan

*12	Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends

*21	Subsidiaries of the Registrant

*23.1	Consent of PricewaterhouseCoopers LLP

*31	Rule 13a-14(a) Certifications

**32	Section 1350 Certifications

*101
The following financial information from Radian Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014, and 2013, (iv) Consolidated Statements of Changes in Common Stockholders’ Equity for the years ended December 31, 2015, 2014, and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013, and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith.

+	Management contract, compensatory plan or arrangement.