Form 10-Q
period 2016-03-31
RADIAN GROUP INC
filed 2016-05-06
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 214,270,523 shares of common stock, $0.001 par value per share, outstanding on May 4, 2016.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list defines various abbreviations and acronyms used throughout this report, including the Condensed Consolidated Financial Statements, the Notes to Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Term	Definition
2015 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2015
2014 Master Policy	Radian Guaranty’s Master Policy that became effective October 1, 2014
ABS	Asset-backed securities
Alt-A	Alternative-A loan where the documentation is generally limited as compared to fully documented loans (considered a non-prime loan grade)
AOCI	Accumulated other comprehensive income (loss)
Appeals	Internal Revenue Service Office of Appeals
ARMs	Adjustable Rate Mortgages
Assured	Assured Guaranty Corp., a subsidiary of Assured Guaranty Ltd.
Available Assets	As defined in the PMIERs, these assets primarily include the liquid assets of a mortgage insurer and its affiliated reinsurers, and exclude premiums received but not yet earned
BofA Settlement Agreement
The Confidential Settlement Agreement and Release dated September 16, 2014, by and among Radian Guaranty and Countrywide Home Loans, Inc. and Bank of America, N.A., as a successor to BofA Home Loan Servicing f/k/a Countrywide Home Loan Servicing LP, entered into in order to resolve various actual and potential claims or disputes as to mortgage insurance coverage on certain Subject Loans

Claim Curtailment	Our legal right, under certain conditions, to reduce the amount of a claim, including due to servicer negligence
Claim Denial	Our legal right, under certain conditions, to deny a claim
Claim Severity	The total claim amount paid divided by the original coverage amount
Clayton	Clayton Holdings LLC, a Delaware domiciled indirect non-insurance subsidiary of Radian Group
CMBS	Commercial mortgage-backed securities
Convertible Senior Notes due 2017	Our 3.000% convertible unsecured senior notes due November 2017 ($450 million original principal amount)
Convertible Senior Notes due 2019	Our 2.250% convertible unsecured senior notes due March 2019 ($400 million original principal amount)
Cures	Loans that were in default as of the beginning of a period and are no longer in default because payments were received and the loan is no longer past due
Default to Claim Rate	Rate at which defaulted loans result in a claim
Deficiency Amount	The assessed tax liabilities, penalties and interest associated with a formal notice of deficiency letter from the IRS
DTAs	Deferred tax assets
DTLs	Deferred tax liabilities
Exchange Act	Securities Exchange Act of 1934, as amended
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FHA	Federal Housing Administration
FICO	Fair Isaac Corporation
Flow Business
With respect to mortgage insurance, transactions in which mortgage insurance is provided on mortgages on an individual loan basis as they are originated. Flow Business contrasts with Structured Transactions, in which mortgage insurance is provided on a group of mortgages after they have been originated

Term	Definition
Foreclosure Stage Default	The Stage of Default indicating that the foreclosure sale has been scheduled or held
Freddie Mac	Federal Home Loan Mortgage Corporation
Freddie Mac Agreement	The Master Transaction Agreement between Radian Guaranty and Freddie Mac entered into in August 2013
GAAP	Accounting principles generally accepted in the United States of America
Green River Capital	Green River Capital LLC, a wholly-owned subsidiary of Clayton
GSEs	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
HARP	Home Affordable Refinance Program
IBNR	Losses incurred but not reported
IIF	Insurance in force
Initial QSR Transaction	Initial quota share reinsurance agreement entered into with a third-party reinsurance provider in the second quarter of 2012
Insureds
Insured parties, with respect to the BofA Settlement Agreement, Countrywide Home Loans, Inc. and Bank of America, N.A., as a successor to BofA Home Loan Servicing f/k/a Countrywide Home Loans Servicing LP

IRS	Internal Revenue Service
LAE	Loss adjustment expense, which includes the cost of investigating and adjusting losses and paying claims
Legacy Loans
With respect to the BofA Settlement Agreement, loans that were originated or acquired by an Insured and were insured by Radian Guaranty prior to January 1, 2009, excluding such loans that were refinanced under HARP 2 (the FHFA’s extension of and enhancements to the HARP program)

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
Minimum Required Assets
A risk-based minimum required asset amount, as defined in the PMIERs, calculated based on net RIF (RIF, net of credits permitted for reinsurance) and a variety of measures designed to evaluate credit quality

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

NAIC	National Association of Insurance Commissioners
NIW	New insurance written
NOL	Net operating loss, calculated on a tax basis
Notices of Deficiency	Formal letters from the IRS informing the taxpayer of an IRS determination of tax deficiency and appeal rights

Term	Definition
OCI	Other comprehensive income (loss)
Persistency Rate	The percentage of insurance in force that remains on our books over a period of time
PMIERs
Private Mortgage Insurer Eligibility Requirements that were issued by the Federal Housing Finance Agency in proposed form for public comment on July 10, 2014 and issued in final form on April 17, 2015, as updated on June 30, 2015

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

Radian Group	Radian Group Inc., the registrant
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group
RBC States	Risk-based capital states, which are those states that currently impose a statutory or regulatory risk-based capital requirement
Red Bell	Red Bell Real Estate, LLC, a wholly-owned subsidiary of Clayton
Reinstatements	Reversals of previous Rescissions, Claim Denials and Claim Curtailments
REMIC	Real Estate Mortgage Investment Conduit
REO	Real estate owned
Rescission	Our legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies if we determine that a loan did not qualify for insurance
RIF	Risk in force is equal to the underlying loan unpaid principal balance multiplied by the insurance coverage percentage
Risk-to-capital	Under certain state regulations, a minimum ratio of statutory capital calculated relative to the level of RIF, net of both RIF ceded under reinsurance and RIF related to defaulted loans
RMBS	Residential mortgage-backed securities
S&P	Standard & Poor’s Financial Services LLC
SAP	Statutory accounting practices include those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Second QSR Transaction	Second quota share reinsurance transaction entered into with a third-party reinsurance provider in the fourth quarter of 2012
Second-lien	Second-lien mortgage loan
Senior Notes due 2017	Our 9.000% unsecured senior notes due June 2017 ($195.5 million principal amount)
Senior Notes due 2019	Our 5.500% unsecured senior notes due June 2019 ($300 million principal amount)
Senior Notes due 2020	Our 5.250% unsecured senior notes due June 2020 ($350 million principal amount)
Senior Notes due 2021	Our 7.000% unsecured senior notes due March 2021 ($350 million principal amount)

Term	Definition
Services	Radian’s Mortgage and Real Estate Services business segment, which provides mortgage- and real estate-related products and services to the mortgage finance market
Servicing Only Loans
With respect to the BofA Settlement Agreement, loans other than Legacy Loans that were or are serviced by the Insureds and were 90 days or more past due as of July 31, 2014, or if servicing has been transferred to a servicer other than the Insureds, 90 days or more past due as of the transfer date

SFR	Single family rental
Single Premium Policy/Policies	Insurance policies where premiums are paid in a single payment at origination
Single Premium QSR Transaction	Quota share reinsurance agreement covering Single Premium Policies that was entered into with a panel of six third-party reinsurance providers in the first quarter of 2016, effective January 1, 2016.
Stage of Default	The stage a loan is in relative to the foreclosure process, based on whether a foreclosure sale has been scheduled or held
Statutory RBC Requirement	Risk-based capital requirement imposed by the RBC States, requiring a minimum surplus level and, in certain states, a minimum ratio of statutory capital relative to the level of risk
Structured Transactions
With respect to mortgage insurance, transactions in which mortgage insurance is provided on a group of mortgages after they have been originated. Structured Transactions contrast with Flow Business, in which mortgage insurance is provided on mortgages on an individual loan basis as they are originated

Subject Loans	Loans covered under the BofA Settlement Agreement, comprising Legacy Loans and Servicing Only Loans
Surplus Note	An intercompany 0.000% surplus note due December 31, 2025 ($325 million principal amount), issued by Radian Guaranty to Radian Group
Time in Default	The time period from the point a loan reaches default status (based on the month the default occurred) to the current reporting date
TRID	Truth in Lending Act - Real Estate Settlement Procedures Act of 1974 (“RESPA”) Integrated Disclosure
U.S.	The United States of America
U.S. Treasury	United States Department of the Treasury
ValuAmerica	ValuAmerica, Inc., a wholly-owned subsidiary of Clayton
VA	U.S. Department of Veterans Affairs
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
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Exchange Act and the U.S. Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment. New risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:

•
changes in general economic and political conditions, including in particular but without limitation, unemployment rates and changes in housing markets and mortgage credit markets that could impact the size of the insurable market and the credit performance of our insured portfolio;

•	changes in the way customers, investors, regulators or legislators perceive the performance and financial strength of private mortgage insurers;

•	Radian Guaranty’s ability to remain eligible under the PMIERs and other applicable requirements imposed by the Federal Housing Finance Agency and by the GSEs to insure loans purchased by the GSEs;

•	our ability to successfully execute and implement our capital plans and to maintain sufficient holding company liquidity to meet our short- and long-term liquidity needs;

•	our ability to successfully execute and implement our business plans and strategies, including in particular but without limitation, plans and strategies that require GSE and/or regulatory approvals;

•	our ability to maintain an adequate level of capital in our insurance subsidiaries to satisfy existing and future state regulatory requirements;

•	changes in the charters or business practices of, or rules or regulations imposed by or applicable to the GSEs, including the GSE’s interpretation and application of the PMIERs to Radian Guaranty;

•	changes in the current housing finance system in the U.S., including in particular but without limitation, the role of the FHA, the GSEs and private mortgage insurers in this system;

•	any disruption in the servicing of mortgages covered by our insurance policies, as well as poor servicer performance;

•	a significant decrease in the Persistency Rates of our Monthly Premium Policies;

•	heightened competition in our mortgage insurance business, including in particular but without limitation, increased price competition and competition from other forms of credit enhancement;

•	the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act on the financial services industry in general, and on our businesses in particular;

•	the adoption of new laws and regulations, or changes in existing laws and regulations, or the way they are interpreted;

•
the amount and timing of potential payments or adjustments associated with federal or other tax examinations, including deficiencies assessed by the IRS resulting from its examination of our 2000 through 2007 tax years, which we are currently contesting;

•	the possibility that we may fail to estimate accurately the likelihood, magnitude and timing of losses in connection with establishing loss reserves for our mortgage insurance business;

•	volatility in our results of operations caused by changes in the fair value of our assets and liabilities, including a significant portion of our investment portfolio;

•	changes in GAAP or SAP rules and guidance, or their interpretation;

•	legal and other limitations on dividends and other amounts we may receive from our subsidiaries; and

•	the possibility that we may need to impair the estimated fair value of goodwill established in connection with our acquisition of Clayton.
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of our 2015 Form 10-K, and in our subsequent quarterly and other reports filed from time to time with the SEC. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we issued this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements to reflect new information or future events or for any other reason.

PART I—FINANCIAL INFORMATION

Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2016	December 31, 2015
($ in thousands, except share amounts)
ASSETS
Investments (Note 5)
Fixed-maturities available for sale—at fair value (amortized cost $2,487,445 and $1,893,356)	$2,523,335	$1,865,461
Equity securities available for sale—at fair value (cost $500 and $75,538)	500	75,430
Trading securities—at fair value	1,209,089	1,279,137
Short-term investments—at fair value	735,666	1,076,944
Other invested assets	1,582	1,714
Total investments	4,470,172	4,298,686
Cash	64,844	46,898
Restricted cash	10,060	13,000
Accounts and notes receivable	66,340	61,734
Deferred income taxes, net (Note 12)	518,059	577,945
Goodwill and other intangible assets, net (Note 6)	286,069	289,417
Prepaid reinsurance premium	228,718	40,491
Other assets (Note 8)	325,129	313,929
Total assets	$5,969,391	$5,642,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$673,887	$680,300
Reserve for losses and loss adjustment expense (“LAE”) (Note 9)	891,348	976,399
Long-term debt (Note 10)	1,286,466	1,219,454
Reinsurance funds withheld (Note 1)	151,104	—
Other liabilities	306,188	269,016
Total liabilities	3,308,993	3,145,169
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock: par value $.001 per share; 485,000,000 shares authorized at March 31, 2016 and December 31, 2015; 231,825,865 and 224,432,465 shares issued at March 31, 2016 and December 31, 2015, respectively; 214,265,168 and 206,871,768 shares outstanding at March 31, 2016 and December 31, 2015, respectively	232	224
Treasury stock, at cost: 17,560,697 shares at March 31, 2016 and December 31, 2015	(893,176)	(893,176)
Additional paid-in capital	2,773,349	2,716,618
Retained earnings	757,202	691,742
Accumulated other comprehensive income (loss) (“AOCI”) (Note 11)	22,791	(18,477)
Total stockholders’ equity	2,660,398	2,496,931
Total liabilities and stockholders’ equity	$5,969,391	$5,642,100

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2016	2015
Revenues:
Net premiums earned—insurance	$220,950	$224,595
Services revenue	31,600	30,630
Net investment income	27,201	17,328
Net gains on investments and other financial instruments	31,286	16,779
Other income	1,915	1,331
Total revenues	312,952	290,663
Expenses:
Provision for losses	42,991	45,028
Policy acquisition costs	6,389	7,750
Direct cost of services	21,749	19,253
Other operating expenses	58,989	53,774
Interest expense	21,534	24,385
Loss on induced conversion and debt extinguishment (Note 10)	55,570	—
Amortization and impairment of intangible assets	3,328	3,023
Total expenses	210,550	153,213
Pretax income from continuing operations	102,402	137,450
Income tax provision	36,153	45,723
Net income from continuing operations	66,249	91,727
Income from discontinued operations, net of tax	—	530
Net income	$66,249	$92,257

Net income per share:
Basic:
Net income from continuing operations	$0.33	$0.48
Income from discontinued operations, net of tax	—	—
Net income	$0.33	$0.48

Diluted:
Net income from continuing operations	$0.29	$0.39
Income from discontinued operations, net of tax	—	—
Net income	$0.29	$0.39

Weighted-average number of common shares outstanding—basic	203,706	191,224
Weighted-average number of common and common equivalent shares outstanding—diluted	239,707	243,048
Dividends per share	$0.0025	$0.0025

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2016	2015
Net income	$66,249	$92,257
Other comprehensive income, net of tax (Note 11):
Unrealized gains on investments:
Unrealized holding gains arising during the period	39,374	6,454
Less: Reclassification adjustment for net losses included in net income	(2,157)	(33)
Net unrealized gains on investments	41,531	6,487
Net foreign currency translation adjustments	(85)	(126)
Activity related to investments recorded as assets held for sale	—	1,828
Net actuarial loss	(178)	—
Other comprehensive income, net of tax	41,268	8,189
Comprehensive income	$107,517	$100,446

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Total
BALANCE, JANUARY 1, 2015	$209	$(892,961)	$2,531,513	$406,814	$51,485	$2,097,060
Net income	—	—	—	92,257	—	92,257
Net foreign currency translation adjustment, net of tax	—	—	—	—	(126)	(126)
Net unrealized gain on investments, net of tax	—	—	—	—	8,315	8,315
Repurchases of common stock under incentive plans	—	(188)	—	—	—	(188)
Issuance of common stock under incentive and benefit plans	—	—	1,241	—	—	1,241
Stock-based compensation	—	—	3,123	—	—	3,123
Change in equity component of currently redeemable convertible senior notes	—	—	5,708	—	—	5,708
Dividends declared	—	—	—	(478)	—	(478)
BALANCE, MARCH 31, 2015	$209	$(893,149)	$2,541,585	$498,593	$59,674	$2,206,912

BALANCE, JANUARY 1, 2016	$224	$(893,176)	$2,716,618	$691,742	$(18,477)	$2,496,931
Net income	—	—	—	66,249	—	66,249
Net foreign currency translation adjustment, net of tax	—	—	—	—	(85)	(85)
Net unrealized gain on investments, net of tax	—	—	—	—	41,531	41,531
Issuance of common stock under incentive and benefit plans	—	—	659	—	—	659
Net actuarial loss	—	—	—	—	(178)	(178)
Stock-based compensation	—	—	4,612	—	—	4,612
Impact of extinguishment of Convertible Senior Notes due 2017 and 2019 (Note 10)	17	—	151,639	—	—	151,656
Shares repurchased under share repurchase program (Note 16)	(9)	—	(100,179)	—	—	(100,188)
Dividends declared	—	—	—	(789)	—	(789)
BALANCE, MARCH 31, 2016	$232	$(893,176)	$2,773,349	$757,202	$22,791	$2,660,398

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net cash provided by operating activities, continuing operations	$41,869	$666
Net cash used in operating activities, discontinued operations	—	(1,759)
Net cash provided by (used in) operating activities	41,869	(1,093)
Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	111,099	3,621
Proceeds from sales of equity securities available for sale	74,868	—
Proceeds from sales of trading securities	65,163	4,708
Proceeds from redemptions of fixed-maturity investments available for sale	58,856	5,502
Proceeds from redemptions of trading securities	34,105	65,207
Purchases of fixed-maturity investments available for sale	(753,660)	(152,290)
Sales and redemptions of short-term investments, net	341,365	106,728
Sales and redemptions of other assets and other invested assets, net	132	632
Purchases of property and equipment, net	(6,518)	(2,470)
Acquisitions, net of cash acquired	—	(6,449)
Net cash (used in) provided by investing activities, continuing operations	(74,590)	25,189
Net cash provided by investing activities, discontinued operations	—	4,999
Net cash (used in) provided by investing activities	(74,590)	30,188
Cash flows from financing activities:
Dividends paid	(497)	(478)
Issuance of long-term debt, net	344,139	—
Purchases and redemptions of long-term debt	(192,722)	—
Issuance of common stock	24	—
Purchase of shares under share repurchase program	(100,188)	—
Excess tax benefits from stock-based awards	20	1,408
Repayment of other borrowings	(108)	—
Net cash provided by financing activities, continuing operations	50,668	930
Net cash provided by (used in) financing activities, discontinued operations	—	—
Net cash provided by financing activities	50,668	930
Effect of exchange rate changes on cash	(1)	(46)
Increase in cash	17,946	29,979
Cash, beginning of period	46,898	30,465
Less: Increase in cash of business held for sale	—	3,240
Cash, end of period	$64,844	$57,204

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Condensed Consolidated Financial Statements—Business Overview and Significant Accounting Policies
Business Overview
We provide mortgage insurance and products and services to the real estate and mortgage finance industries through our two business segments—Mortgage Insurance and Services.
Mortgage Insurance
Our Mortgage Insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, to mortgage lending institutions nationwide. Private mortgage insurance helps protect mortgage lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who generally make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these low-downpayment mortgage loans in the secondary mortgage market, most of which are sold to the GSEs.
Our Mortgage Insurance segment currently offers primary mortgage insurance coverage on residential first-lien mortgage loans. At March 31, 2016, primary insurance on first-lien mortgage loans comprised approximately 97.6% of our $45.8 billion total direct RIF. At March 31, 2016, pool insurance, which we previously offered, represented approximately 2.3% of our total direct RIF. We provide our mortgage insurance products mainly through our wholly-owned subsidiary, Radian Guaranty.
The GSEs and state insurance regulators impose various capital and financial requirements on our insurance subsidiaries. These include financial requirements, such as Risk-to-capital, other risk-based capital measures and surplus requirements, as well as the PMIERs Financial Requirements discussed below. Failure to comply with applicable financial requirements may limit the amount of insurance that our insurance subsidiaries may write. The GSEs and our state insurance regulators also possess significant discretion with respect to our insurance subsidiaries. See Note 13 for additional regulatory information.
Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain eligible insurers of loans purchased by the GSEs. The PMIERs became effective on December 31, 2015. The PMIERs Financial Requirements require that a mortgage insurer’s Available Assets (as defined, these primarily include liquid assets and exclude premiums received but not yet earned) meet or exceed its Minimum Required Assets (a risk-based minimum required asset amount calculated based on RIF, net of credits permitted for reinsurance, and which is intended to approximate the maximum loss exposure based on a variety of criteria designed to evaluate credit quality). We have entered into reinsurance transactions as part of our risk management activities, including to help manage Radian Guaranty’s Risk-to-capital and its position under the PMIERs Financial Requirements in a cost-effective manner. The credit that we receive under the PMIERs Financial Requirements for our third-party reinsurance transactions, including our QSR Transactions and our Single Premium QSR Transaction, is subject to review by the GSEs periodically.
Under the PMIERs, Radian Guaranty’s Available Assets and Minimum Required Assets are determined on an aggregate basis, taking into account the assets and insured risk of Radian Guaranty and its affiliated reinsurers. Therefore, developments that impact the assets and insured risk of Radian Guaranty’s affiliated reinsurers individually also will impact the aggregate Available Assets and Minimum Required Assets, and importantly, Radian Guaranty’s compliance with the PMIERs Financial Requirements. As a result, references to Radian Guaranty’s Available Assets and Minimum Required Assets take into consideration both Radian Guaranty and its affiliated reinsurers. At March 31, 2016, Radian Guaranty is in full compliance with the PMIERs.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Services
Our Services segment provides outsourced services, information-based analytics and specialty consulting for buyers and sellers of, and investors in, mortgage- and real estate-related loans and securities as well as other ABS. These services and solutions are provided primarily through Clayton and its subsidiaries, including Green River Capital, Red Bell and ValuAmerica. The primary lines of business in our Services segment include:

•	loan review and due diligence;

•	surveillance, including RMBS surveillance, loan servicer oversight, loan-level servicing compliance reviews and operational reviews of mortgage servicers and originators;

•
valuation and component services that provide outsourcing and technology solutions for the SFR and residential real estate markets; as well as outsourced solutions for appraisal, title and closing services;

•	REO management services; and

•	services for the United Kingdom and European mortgage markets through our EuroRisk operations.
2016 Developments
Capital and Debt Maturity Management
During the first quarter of 2016, we completed a series of transactions to strengthen our financial position. The combination of these actions had the impact of decreasing diluted shares outstanding, improving Radian Group’s debt maturity profile and improving Radian Guaranty’s position under the PMIERs Financial Requirements. This series of capital and debt maturity management transactions consisted of:

•	the issuance of $350 million aggregate principal amount of Senior Notes due 2021;

•	the purchases of aggregate principal amounts of approximately $30.1 million and $288.4 million, respectively, of our outstanding Convertible Senior Notes due 2017 and 2019;

•	the termination of the portion of the capped call transactions related to the purchased Convertible Senior Notes due 2017;

•
the completion of the share repurchase program announced in January 2016, by purchasing an aggregate of 9.4 million shares of Radian Group common stock for $100.2 million, which includes commissions; and

•
the entry into the Single Premium QSR Transaction, which had the effect of increasing the amount by which Radian Guaranty’s Available Assets exceed its Minimum Required Assets under the PMIERs Financial Requirements.

The purchases of Convertible Senior Notes due 2017 and 2019 resulted in a pretax charge of approximately $55.6 million during the first quarter of 2016, recorded as a loss on induced conversion and debt extinguishment.
See Notes 7, 10 and 16 for additional information.
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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for the fair statement of the financial position, results of operations, comprehensive income and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2015 Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. Certain prior period amounts have been reclassified to conform to current period presentation.
As previously disclosed in our 2015 Form 10-K, in the first quarter of 2015, certain cash flows were incorrectly classified in the Company’s Condensed Consolidated Statements of Cash Flows. The Company has determined that these misclassifications are not material to the financial statements of any period. These amounts (shown below in thousands) have been corrected herein. For the three months ended March 31, 2015, the adjustments to the affected categories within the Consolidated Statements of Cash Flows consist of the following: (i) net cash provided by operating activities, continuing operations, reported as $80 has been adjusted to $666; (ii) net cash used in operating activities, discontinued operations, reported as $12,168 has been adjusted to $1,759; (iii) net cash provided by investing activities, discontinued operations, reported as $9,514 has been adjusted to $4,999; (iv) net increase in cash reported as $23,499 has been adjusted to $29,979; and (v) change in cash of business held for sale previously represented as a decrease of $3,240 has been represented as an increase of $3,240.
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
Other Significant Accounting Policies
March 2016 Purchases of Convertible Debt Prior to Maturity. We accounted for the March 2016 purchases of a portion of our outstanding convertible debt in exchange for cash and shares of Radian Group common stock as an induced conversion of convertible debt in accordance with the accounting standard regarding derecognition of debt with conversion and other options, and the accounting standard regarding debt modifications and extinguishments. The accounting standards require the recognition through earnings of an inducement charge equal to the fair value of the consideration delivered in excess of the consideration issuable under the original conversion terms. The remaining consideration delivered and transaction costs incurred are required to be allocated between the extinguishment of the liability component and the reacquisition of the equity component. As a result, we recognized a loss on induced conversion and debt extinguishment equal to: (i) the inducement charge; (ii) the difference between the fair value and the carrying value of the liability component of the purchased debt; (iii) transaction costs allocated to the debt component; and (iv) unamortized debt issuance costs related to the purchased debt.
Reinsurance. In accordance with the terms of the Single Premium QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, Radian Guaranty holds the related amounts to collateralize the reinsurers’ obligations and established a corresponding funds withheld liability. Any loss recoveries and any potential profit commission to Radian Guaranty will be realized from this account. This liability also includes an interest credit on funds withheld, which is recorded as ceded premiums at a rate specified in the agreement and, depending on experience under the contract, may be paid to either Radian Guaranty or the reinsurers. As described in Note 2 of our 2015 Form 10-K, ceded premiums written are recorded on the balance sheet as prepaid reinsurance premiums and amortized to ceded premiums earned in a manner consistent with the recognition of income on direct premiums. See Note 7 for further discussion of our reinsurance transactions.
See Note 2 in our 2015 Form 10-K for information regarding other significant accounting policies.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements
In May 2014, the FASB issued an update to the accounting standard regarding revenue recognition. This update is intended to provide a consistent approach in recognizing revenue. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. While this update is not expected to change revenue recognition principles related to our insurance products, this update may be applicable to revenues from our Services segment. In July 2015, the FASB delayed the effective date for this updated standard to interim and annual periods beginning after December 15, 2017, and in March and April 2016, issued clarifying updates. We are currently evaluating the impact to our financial statements and future disclosures as a result of these updates, if any.
In April 2015, the FASB issued an update to the accounting standard for the accounting of internal-use software. The update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with its treatment of the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The provisions of this update are effective for interim and annual periods beginning after December 15, 2015. The implementation of this update did not have a material impact to our financial position, results of operations or cash flows.
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
In January 2016, the FASB issued an update that makes certain changes to the standard for the accounting of financial instruments. Among other things, the update requires: (i) equity investments to be measured at fair value with changes in fair value recognized in net income; (ii) the use of an exit price (i.e., the price that would be received to sell the asset) when measuring the fair value of financial instruments for disclosure purposes; (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset; and (iv) separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update also eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This update is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted, with the exception of the “own credit” provision. We are currently evaluating the impact to our financial statements and future disclosures as a result of this update.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

In February 2016, the FASB issued an update that replaces the existing accounting and disclosure requirements for leases of property, plant and equipment. The update requires lessees to recognize, as of the lease commencement date, assets and liabilities for all such leases with lease terms of more than 12 months, which is a change from the current GAAP requirement to recognize only capital leases on the balance sheet. Pursuant to the new standard, the liability initially recognized for the lease obligation is equal to the present value of the lease payments not yet made, discounted over the lease term at the implicit interest rate of the lease, if available, or otherwise at the lessee’s incremental borrowing rate. The lessee is also required to recognize an asset for its right to use the underlying asset for the lease term, based on the liability subject to certain adjustments, such as for initial direct costs. Leases are required to be classified as either operating or finance, with expense on operating leases recorded as a single lease cost on a straight-line basis. For finance leases, interest expense on the lease liability is required to be recognized separately from the straight-line amortization of the right-of-use asset. Quantitative disclosures are required for certain items, including the cost of leases, the weighted-average remaining lease term, the weighted-average discount rate and a maturity analysis of lease liabilities. Additional qualitative disclosures are also required regarding the nature of the leases, such as basis, terms and conditions of (i) variable interest payments; (ii) extension and termination options; and (iii) residual value guarantees. This update is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted by applying the new guidance as of the beginning of the earliest comparative period presented, using a modified retrospective transition approach with certain optional practical expedients. We are currently evaluating the impact to our financial statements and future disclosures as a result of this update.
In March 2016, the FASB issued an update seeking to reduce complexity in the accounting standards for share-based payment transactions, including (i) accounting for income taxes; (ii) classification of excess tax benefits on the statement of cash flows; (iii) forfeitures; (iv) minimum statutory tax withholding requirements; (v) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes; (vi) the practical expedient for estimating the expected term; and (vii) intrinsic value. Among other things, the update requires: (i) all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement as they occur; (ii) recognition of excess tax benefits, regardless of whether the benefits reduce taxes payable in the current period; and (iii) excess tax benefits to be classified along with other cash flows as an operating activity, rather than separated from other income tax cash flows as a financing activity. For companies with significant share-based compensation, these changes may result in more volatile effective tax rates and net earnings, and result in additional dilution in earnings per share calculations. This update is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted in any annual or interim period; however, an entity electing early adoption must adopt all amendments in the same period. We are currently evaluating the impact to our financial statements, earnings per share and future disclosures as a result of this update.

2. Discontinued Operations
On April 1, 2015, Radian Guaranty completed the sale of 100% of the issued and outstanding shares of Radian Asset Assurance for a purchase price of approximately $810 million, pursuant to the Radian Asset Assurance Stock Purchase Agreement.
Based upon the applicable terms of the Radian Asset Assurance Stock Purchase Agreement, we determined that Radian Asset Assurance met the criteria for held for sale and discontinued operations accounting at December 31, 2014. As a result, we recognized a pretax impairment charge of approximately $467.5 million for the year ended December 31, 2014 and an additional pretax impairment charge of $13.9 million for the three months ended March 31, 2015. We recorded net income on discontinued operations of $0.5 million related to this sale in the first quarter of 2015. No general corporate overhead or interest expense was allocated to discontinued operations. The operating results of Radian Asset Assurance have been classified as discontinued operations for all periods presented in our condensed consolidated statements of operations.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The table below summarizes the components of income from discontinued operations, net of tax, for the period indicated. There was no activity for discontinued operations in the three months ended March 31, 2016.

Three Months Ended March 31,
(In thousands)	2015
Net premiums earned	$1,007
Net investment income	9,153
Net gains on investments and other financial instruments	13,668
Change in fair value of derivative instruments	2,625
Total revenues	26,453

Provision for losses	502
Policy acquisition costs	(191)
Other operating expenses	4,107
Total expenses	4,418

Equity in net loss of affiliates	(13)
Income from operations of businesses held for sale	22,022
Loss on sale	(13,930)
Income tax provision	7,562
Income from discontinued operations, net of tax	$530

3. Segment Reporting
We have two strategic business units that we manage separately—Mortgage Insurance and Services. Adjusted pretax operating income (loss) for each segment represents segment results on a standalone basis; therefore, inter-segment eliminations and reclassifications required for consolidated GAAP presentation have not been reflected.
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

(2)
Loss on induced conversion and debt extinguishment. Gains or losses on early extinguishment of debt and losses incurred to purchase our convertible debt prior to maturity are discretionary activities that are undertaken in order to take advantage of market opportunities to strengthen our financial and capital positions; therefore, we do not view these activities as part of our operating performance. Such transactions do not reflect expected future operations and do not provide meaningful insight regarding our current or past operating trends. Therefore, these items are excluded from our calculation of adjusted pretax operating income (loss).

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Summarized operating results for our segments as of and for the periods indicated, are as follows:

	Three Months Ended March 31,
(In thousands)	2016		2015
Mortgage Insurance
Net premiums written—insurance	$26,310	(1)	$241,908
Decrease (increase) in unearned premiums	194,640		(17,313)
Net premiums earned—insurance	220,950		224,595
Net investment income	27,201		17,328
Other income	1,915		1,331
Total (2)	250,066		243,254

Provision for losses	43,275		45,851
Policy acquisition costs	6,389		7,750
Other operating expenses before corporate allocations	33,829		34,050
Total (3)	83,493		87,651
Adjusted pretax operating income before corporate allocations	166,573		155,603
Allocation of corporate operating expenses	9,329		9,758
Allocation of interest expense	17,112		19,953
Adjusted pretax operating income	$140,132		$125,892
____________

(1)	Net of ceded premiums written under the Single Premium QSR Transaction of $197.6 million.

(2)
Excludes net gains on investments and other financial instruments of $31.3 million and $16.8 million for the three month periods ended March 31, 2016 and 2015, respectively, not included in adjusted pretax operating income.

(3)	Includes inter-segment expenses as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Inter-segment expenses	$596	$902

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended March 31,
(In thousands)	2016	2015
Services
Services revenue (1)	$32,196	$31,532

Direct cost of services	22,053	19,253
Other operating expenses before corporate allocations	13,883	8,857
Total	35,936	28,110
Adjusted pretax operating (loss) income before corporate allocations	(3,740)	3,422
Allocation of corporate operating expenses	1,751	981
Allocation of interest expense	4,422	4,432
Adjusted pretax operating loss	$(9,913)	$(1,991)
____________

(1)	Includes inter-segment revenues as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Inter-segment revenues	$596	$902

Selected balance sheet information for our segments as of the periods indicated, is as follows:

	At March 31, 2016
(In thousands)	Mortgage Insurance	Services	Total
Total assets	$5,605,505	$363,886	$5,969,391

	At December 31, 2015
(In thousands)	Mortgage Insurance	Services	Total
Total assets	$5,281,597	$360,503	$5,642,100

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The reconciliation of adjusted pretax operating income to consolidated pretax income from continuing operations is as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Adjusted pretax operating income (loss):
Mortgage Insurance (1)	$140,132	$125,892
Services (1)	(9,913)	(1,991)
Total adjusted pretax operating income	130,219	123,901

Net gains on investments and other financial instruments	31,286	16,779
Loss on induced conversion and debt extinguishment	(55,570)	—
Acquisition-related expenses	(205)	(207)
Amortization and impairment of intangible assets	(3,328)	(3,023)
Consolidated pretax income from continuing operations	$102,402	$137,450
______________

(1)	Includes inter-segment expenses and revenues as listed in the notes to the preceding tables.
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

4. Fair Value of Financial Instruments
Available for sale securities, trading securities and certain other assets are recorded at fair value. All changes in the fair value of trading securities and certain other assets are included in our condensed consolidated statements of operations. All changes in the fair value of available for sale securities are recorded in AOCI. There were no significant changes to our fair value methodologies during the three months ended March 31, 2016.
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

The level of market activity used to determine the fair value hierarchy is based on the availability of observable inputs market participants would use to price an asset or a liability, including market value price observations. We provide a qualitative description of the valuation techniques and inputs used for Level II recurring and non-recurring fair value measurements in our audited annual financial statements as of December 31, 2015. For a complete understanding of the valuation techniques and inputs used as of March 31, 2016, these unaudited condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in our 2015 Form 10-K.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a list of assets that are measured at fair value by hierarchy level as of March 31, 2016:

(In thousands)	Level I	Level II	Level III	Total
Assets at Fair Value
Investment Portfolio:
U.S. government and agency securities	$316,621	$7,500	$—	$324,121
State and municipal obligations	—	386,939	—	386,939
Money market instruments	579,874	—	—	579,874
Corporate bonds and notes	—	1,713,117	—	1,713,117
RMBS	—	376,820	—	376,820
CMBS	—	636,071	—	636,071
Other ABS	—	406,969	—	406,969
Foreign government and agency securities	—	38,661	—	38,661
Equity securities	—	—	500	500
Other investments (1)	—	5,518	—	5,518
Total Investments at Fair Value (2)	896,495	3,571,595	500	4,468,590
Total Assets at Fair Value	$896,495	$3,571,595	$500	$4,468,590
______________________

(1)	Comprising short-term certificates of deposit and commercial paper.

(2)	Does not include certain other invested assets ($1.6 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.
At March 31, 2016, total Level III assets of $0.5 million accounted for less than 0.01% of total assets measured at fair value. This investment was purchased during the three months ended June 30, 2015, and there were no related gains or losses recorded during the quarter. There were no Level III liabilities at March 31, 2016.
The following is a list of assets that are measured at fair value by hierarchy level as of December 31, 2015:

(In thousands)	Level I	Level II	Level III	Total
Assets at Fair Value
Investment Portfolio:
U.S. government and agency securities	$670,328	$8,000	$—	$678,328
State and municipal obligations	—	341,845	—	341,845
Money market instruments	443,272	—	—	443,272
Corporate bonds and notes	—	1,383,186	—	1,383,186
RMBS	—	297,097	—	297,097
CMBS	—	544,588	—	544,588
Other ABS	—	371,625	—	371,625
Foreign government and agency securities	—	37,576	—	37,576
Equity securities	74,930	25,016	500	100,446
Other investments (1)	—	99,009	—	99,009
Total Investments at Fair Value (2)	1,188,530	3,107,942	500	4,296,972
Total Assets at Fair Value	$1,188,530	$3,107,942	$500	$4,296,972
______________________

(1)	Comprising short-term certificates of deposit and commercial paper.

(2)	Does not include certain other invested assets ($1.7 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

At December 31, 2015, total Level III assets of $0.5 million accounted for less than 0.01% of total assets measured at fair value. This investment was purchased during the three months ended June 30, 2015, and there were no related gains or losses recorded during the year ended December 31, 2015. There were no Level III liabilities at December 31, 2015.
There were no transfers between Level I and Level II for the three months ended March 31, 2016 or 2015. There were also no transfers involving Level III assets or liabilities for the three months ended March 31, 2016 or 2015.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets were as follows as of the dates indicated:

	March 31, 2016		December 31, 2015
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Other invested assets	$1,582	$4,759	$1,714	$4,901
Liabilities:
Long-term debt	1,286,466	1,371,684	1,219,454	1,414,875

5. Investments
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	March 31, 2016
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$152,233	$153,303	$1,072	$2
State and municipal obligations	72,249	75,289	3,160	120
Corporate bonds and notes	1,027,955	1,056,504	34,065	5,516
RMBS	304,401	307,516	3,227	112
CMBS	504,978	509,070	7,926	3,834
Other ABS	399,936	396,461	968	4,443
Foreign government and agency securities	25,693	25,192	232	733
Total fixed-maturities available for sale	2,487,445	2,523,335	50,650	14,760
Equity securities available for sale	500	500	—	—
Total debt and equity securities	$2,487,945	$2,523,835	$50,650	$14,760

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	December 31, 2015
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$13,773	$13,752	$—	$21
State and municipal obligations	36,920	37,900	1,100	120
Corporate bonds and notes	815,024	802,193	4,460	17,291
RMBS	226,744	224,905	625	2,464
CMBS	415,780	406,910	69	8,939
Other ABS	359,452	355,494	16	3,974
Foreign government and agency securities	25,663	24,307	27	1,383
Total fixed-maturities available for sale	1,893,356	1,865,461	6,297	34,192
Equity securities available for sale (1)	75,538	75,430	—	108
Total debt and equity securities	$1,968,894	$1,940,891	$6,297	$34,300
_____________________

(1)	Comprising primarily a multi-sector exchange-traded fund.
The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

(In thousands)	March 31, 2016	December 31, 2015
Trading securities:
U.S. government and agency securities	$98,869	$129,913
State and municipal obligations	311,650	303,946
Corporate bonds and notes	582,035	580,993
RMBS	69,304	72,192
CMBS	124,851	137,678
Other ABS	8,911	16,131
Foreign government and agency securities	13,469	13,268
Equity securities	—	25,016
Total	$1,209,089	$1,279,137
For trading securities held at March 31, 2016 and December 31, 2015, we had net unrealized gains during the three months ended March 31, 2016 and net unrealized losses during the year ended December 31, 2015 associated with those securities of $32.3 million and $25.2 million, respectively.
For the three months ended March 31, 2016, we did not transfer any securities from the available for sale or trading categories.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Net realized and unrealized gains (losses) on investments and other financial instruments consisted of:

	Three Months Ended March 31,
(In thousands)	2016	2015
Net realized losses:
Fixed-maturities available for sale	$(3,148)	$(51)
Equities available for sale	(170)	—
Trading securities	(2,240)	(4,568)
Short-term investments	(39)	—
Other gains	18	105
Net realized losses on investments	(5,579)	(4,514)
Unrealized gains on trading securities	35,231	20,701
Total net gains on investments	29,652	16,187
Net gains on other financial instruments	1,634	592
Net gains on investments and other financial instruments	$31,286	$16,779
The following tables show the gross unrealized losses and fair value of our securities deemed “available for sale” aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

March 31, 2016: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	1	$2,296	$2	—	$—	$—	1	$2,296	$2
State and municipal obligations	3	18,579	120	—	—	—	3	18,579	120
Corporate bonds and notes	40	124,360	4,449	18	34,388	1,067	58	158,748	5,516
RMBS	5	91,117	112	—	—	—	5	91,117	112
CMBS	42	186,024	3,834	—	—	—	42	186,024	3,834
Other ABS	85	226,645	2,682	14	42,875	1,761	99	269,520	4,443
Foreign government and agency securities	9	9,958	468	4	3,011	265	13	12,969	733
Total	185	$658,979	$11,667	36	$80,274	$3,093	221	$739,253	$14,760

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

December 31, 2015: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	1	$5,752	$21	—	$—	$—	1	$5,752	$21
State and municipal obligations	2	11,674	120	—	—	—	2	11,674	120
Corporate bonds and notes	117	510,807	16,773	6	8,700	518	123	519,507	17,291
RMBS	12	168,415	2,464	—	—	—	12	168,415	2,464
CMBS	58	387,268	8,939	—	—	—	58	387,268	8,939
Other ABS	96	284,998	2,559	14	43,225	1,415	110	328,223	3,974
Foreign government and agency securities	18	18,733	1,095	3	2,278	288	21	21,011	1,383
Equity securities	1	74,930	108	—	—	—	1	74,930	108
Total	305	$1,462,577	$32,079	23	$54,203	$2,221	328	$1,516,780	$34,300
During the first three months of 2016 and 2015, we did not recognize in earnings any impairment losses related to credit deterioration.
Although we held securities in an unrealized loss position as of March 31, 2016, we did not consider them to be other-than-temporarily impaired as of such date. For all investment categories, the unrealized losses of 12 months or greater duration as of March 31, 2016, were generally caused by interest rate or credit spread movements since the purchase date. As of March 31, 2016, we estimated that the present value of cash flows expected to be collected from these securities would be sufficient to recover the amortized cost basis of these securities. As of March 31, 2016, we did not have the intent to sell any debt securities in an unrealized loss position, and we determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis, which may be at maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at March 31, 2016.
The contractual maturities of fixed-maturity investments are as follows:

	March 31, 2016
	Available for Sale
(In thousands)	Amortized Cost	Fair Value
Due in one year or less (1)	$9,618	$9,629
Due after one year through five years (1)	323,427	326,269
Due after five years through ten years (1)	564,211	578,151
Due after ten years (1)	380,874	396,239
RMBS (2)	304,401	307,516
CMBS (2)	504,978	509,070
Other ABS (2)	399,936	396,461
Total	$2,487,445	$2,523,335
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS and Other ABS are shown separately, as they are not due at a single maturity date.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

At March 31, 2016 and December 31, 2015, Radian Guaranty had $75.3 million and $74.7 million, respectively, in a collateral account pursuant to the Freddie Mac Agreement. This collateral account, which contains investments primarily invested in and classified as part of our trading securities, is pledged to cover Loss Mitigation Activity on the loans subject to the Freddie Mac Agreement. Subject to certain conditions in the Freddie Mac Agreement, amounts in the collateral account may be released to Radian Guaranty over time to the extent that Loss Mitigation Activity becomes final in accordance with the terms of that agreement. See Note 9 for additional information.

6. Goodwill and Other Intangible Assets, Net
All of our goodwill and intangible assets relate to our Services segment, as a result of our acquisition of Clayton and its subsequent acquisitions of Red Bell and ValuAmerica. The following table shows the changes in the carrying amount of goodwill as of and for the year-to-date periods ended March 31, 2016 and December 31, 2015:

(In thousands)	Goodwill	Accumulated Impairment Losses	Net
Balance at December 31, 2014	$194,027	$(2,095)	$191,932
Goodwill acquired	3,238	—	3,238
Impairment losses	—	—	—
Balance at December 31, 2015	197,265	(2,095)	195,170
Goodwill acquired	—	—	—
Impairment losses	—	—	—
Balance at March 31, 2016	$197,265	$(2,095)	$195,170
During the first quarter of 2015, Clayton expanded its service offerings by acquiring Red Bell, a real estate brokerage company that provides products and services that include automated valuation models; broker price opinions used by investors, lenders and loan servicers; and advanced technology solutions for: (i) monitoring loan portfolio performance; (ii) tracking non-performing loans; (iii) managing REO assets; and (iv) valuing and selling residential real estate through a secure platform. The transaction was treated as a purchase for accounting purposes, with the excess of the acquisition price over the estimated fair value of the net assets acquired resulting in goodwill of $2.4 million. In addition, in October 2015, Clayton acquired ValuAmerica, a national title agency and appraisal management company with a technology platform that helps mortgage lenders and their vendors streamline and manage their supply chains and operational workflow. The transaction was treated as a purchase for accounting purposes, with the excess of the acquisition price over the estimated fair value of the net assets acquired resulting in goodwill of $0.8 million. Neither of these acquisitions met the criteria to be considered a material business combination. The goodwill in these acquisitions is an asset representing the estimated future economic benefits arising from the assets we have acquired that were not individually identified and separately recognized, and includes the value of the discounted expected future cash flows, the workforce, expected synergies with our other affiliates and other unidentifiable intangible assets. These acquisitions expand Clayton’s scope of services and are consistent with our strategy to be positioned to offer products and services throughout the entire mortgage value chain. Goodwill is deemed to have an indefinite useful life and is subject to review for impairment annually, or more frequently, whenever circumstances indicate potential impairment.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a summary of the gross and net carrying amounts and accumulated amortization of our other intangible assets as of and for the year-to-date periods indicated:

	As of March 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$83,447	$(13,233)	$70,214
Technology	15,100	(3,575)	11,525
Trade name and trademarks	8,340	(1,463)	6,877
Client backlog	6,680	(4,447)	2,233
Non-competition agreements	185	(135)	50
Total	$113,752	$(22,853)	$90,899

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$83,471	$(11,038)	$72,433
Technology	15,100	(2,949)	12,151
Trade name and trademarks	8,340	(1,243)	7,097
Client backlog	6,680	(4,184)	2,496
Non-competition agreements	185	(115)	70
Total	$113,776	$(19,529)	$94,247
The estimated aggregate amortization expense for the remainder of 2016 and thereafter is as follows (in thousands):

2016	$9,895
2017	12,632
2018	12,037
2019	10,776
2020	9,167
2021	7,360
Thereafter	29,032
For tax purposes, substantially all of our goodwill and other intangible assets are expected to be deductible and will be amortized over a period of 15 years.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

7. Reinsurance
The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Net premiums written-insurance:
Direct	$233,926	$255,248
Assumed	—	47
Ceded	(207,616)	(13,387)
Net premiums written-insurance	$26,310	$241,908
Net premiums earned-insurance:
Direct	$240,330	$242,164
Assumed	9	13
Ceded	(19,389)	(17,582)
Net premiums earned-insurance	$220,950	$224,595
The following tables show the amounts related to the QSR Transactions and the Single Premium QSR Transaction for the periods indicated:

	QSR Transactions		Single Premium QSR Transaction
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2016	2015	2016	2015
Ceded RIF	$2,018,468	$2,575,060	$3,308,057	$—
Ceded premiums written	7,962	10,596	197,593	—
Ceded premiums earned	11,325	14,786	5,994	—
Ceding commissions written	2,270	3,165	50,932	—
Ceding commissions earned	5,739	6,664	3,032	—
In 2012, Radian Guaranty entered into two separate QSR Transactions with a third-party reinsurance provider. Radian Guaranty has ceded the maximum amount permitted under the QSR Transactions; therefore, Radian Guaranty is no longer ceding NIW under these transactions. Effective January 1, 2016, the ceding commission was reduced from 35% to 30% for a portion of the remaining reinsurance ceded under the Second QSR Transaction. Ceded losses to date under the QSR Transactions have been immaterial. See Note 8 of Notes to Consolidated Financial Statements in our 2015 Form 10-K for more information.
In the first quarter of 2016, in order to proactively manage the risk and return profile of Radian Guaranty’s insured portfolio and continue managing its position under the PMIERs Financial Requirements in a cost-effective manner, Radian Guaranty entered into the Single Premium QSR Transaction with a panel of third-party reinsurers.
Under the Single Premium QSR Transaction, effective January 1, 2016, Radian Guaranty began ceding the following Single Premium IIF and NIW, subject to certain conditions:

•	20% of its existing performing Single Premium Policies written between January 1, 2012 and March 31, 2013;

•	35% of its existing performing Single Premium Policies written between April 1, 2013 and December 31, 2015; and

•
35% of its Single Premium NIW from January 1, 2016 to December 31, 2017, subject to a limitation on ceded premiums equal to $195 million for policies issued between January 1, 2016 and December 31, 2017.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Radian Guaranty will receive a 25% ceding commission for premiums ceded pursuant to this transaction. Radian Guaranty will also receive a profit commission, provided that the loss ratio on the loans covered under the agreement generally remains below 55%. Losses on the ceded risk reduce Radian Guaranty’s profit commission on a dollar-for-dollar basis. Ceded losses to date under the Single Premium QSR Transaction have been immaterial.
Notwithstanding the limitation on ceded premiums on the Single Premium QSR Transaction, the parties may mutually agree to increase the amount of ceded risk on December 31, 2017. Radian Guaranty is entitled to discontinue ceding new policies under the agreement at the end of any calendar quarter. The agreement is scheduled to terminate on December 31, 2027; however, Radian Guaranty has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of January 1, 2020, or at the end of any calendar quarter thereafter, which would result in Radian Guaranty reassuming the related RIF in exchange for a net payment from the reinsurer calculated in accordance with the terms of the agreement.

8. Other Assets
The following table shows the components of other assets for the periods indicated:

(In thousands)	March 31, 2016	December 31, 2015
Deposit with the IRS (Note 12)	$88,557	$88,557
Corporate-owned life insurance	83,098	82,543
Property and equipment (1)	51,003	46,802
Accrued investment income	27,710	25,620
Deferred policy acquisition costs	11,597	14,267
Reinsurance recoverables	9,066	11,044
Other	54,098	45,096
Total other assets	$325,129	$313,929
______________________

(1)	Property and equipment, at cost less accumulated depreciation of $109.2 million and $106.9 million at March 31, 2016 and December 31, 2015, respectively.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

9. Losses and Loss Adjustment Expense
The following table shows our reserve for Mortgage Insurance losses and LAE by category at the end of each period indicated:

(In thousands)	March 31, 2016	December 31, 2015
Reserves for losses by category:
Prime	$438,598	$480,481
Alt-A	183,189	203,706
A minus and below	116,835	129,352
IBNR and other (1)	79,051	83,066
LAE	23,600	26,108
Reinsurance recoverable (2)	8,239	8,286
Total primary reserves	849,512	930,999
Pool	38,843	42,084
IBNR and other	1,050	1,118
LAE	1,227	1,335
Total pool reserves	41,120	44,537
Total First-lien reserves	890,632	975,536
Second-lien and other (3)	716	863
Total reserve for losses	$891,348	$976,399
______________________

(1)	Primarily related to expected payments under the Freddie Mac Agreement.

(2)	Represents ceded losses on captive transactions, the QSR Transactions and the Single Premium QSR Transaction.

(3)	Does not include our Second-lien premium deficiency reserve that is included in other liabilities.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table presents information relating to our reserve for losses, including our IBNR reserve and LAE but excluding Second-lien premium deficiency reserve, for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2016	2015
Balance at beginning of period	$976,399	$1,560,032
Less reinsurance recoverables (1)	8,286	26,665
Balance at beginning of period, net of reinsurance recoverables	968,113	1,533,367
Add losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	56,171	80,437
Prior years	(13,504)	(35,360)
Total incurred	42,667	45,077
Deduct paid claims and LAE related to:
Current year (2)	65	—
Prior years	127,606	207,095
Total paid	127,671	207,095
Balance at end of period, net of reinsurance recoverables	883,109	1,371,349
Add reinsurance recoverables (1)	8,239	13,365
Balance at end of period	$891,348	$1,384,714
_________________________

(1)	Related to ceded losses recoverable, on captive reinsurance transactions, the QSR Transactions and the Single Premium QSR Transaction, if any. See Note 7 for additional information.

(2)
Related to underlying defaulted loans with a most recent default notice dated in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

2016 Activity
Our loss reserves at March 31, 2016 declined as compared to December 31, 2015, primarily as a result of the volume of paid claims and Cures continuing to outpace new default notices received. Reserves established for new default notices were the primary driver of our total incurred loss for the first three months of 2016, and they were impacted primarily by the number of new primary default notices received in the quarter and our related gross Default to Claim Rate assumption applied to those new defaults, which was approximately 12.5%. The impact to incurred losses from default notices reported in the first quarter of 2016 was partially mitigated by favorable reserve development on prior year defaults, which was driven primarily by a reduction during the period in certain Default to Claim Rate assumptions for these prior year defaults. The reductions in Default to Claim Rate assumptions resulted primarily from observed trends, including higher Cures than were previously estimated. The positive development in prior year defaults was partially offset by an increase in estimated severity rates from those used at December 31, 2015.
Total claims paid decreased for the three months ended March 31, 2016, compared to the same period in 2015, primarily due to the claim payments associated with the BofA Settlement Agreement (discussed below) in 2015, which elevated claims paid from February 2015 through December 31, 2015.
2015 Activity
During the first three months of 2015, reserves established for new default notices were the primary driver of our total incurred loss, and they were impacted primarily by the number of new primary default notices received in the quarter and our related gross Default to Claim Rate assumption applied to those new defaults, which was approximately 15% during that period. In addition, we experienced favorable reserve development on prior year defaults due primarily to a reduction in certain Default to Claim Rate assumptions.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Claims paid for the three months ended March 31, 2015 include $98.5 million related to the implementation of the BofA Settlement Agreement beginning in February 2015.
Default to Claim Rate
Our aggregate weighted average Default to Claim Rate assumption (net of Claim Denials and Rescissions) used in estimating our primary reserve for losses was 46% (43% excluding pending claims) at March 31, 2016 and December 31, 2015. During the three months ended March 31, 2016, our gross Default to Claim Rate assumption for new primary defaults was modestly reduced from approximately 13% as of December 31, 2015, to approximately 12.5%. As of March 31, 2016, our gross Default to Claim Rates on our primary portfolio ranged from 12.5% for new defaults, up to approximately 65% for certain defaults not in Foreclosure Stage, and 81% for Foreclosure Stage Defaults. Our estimate of expected Rescissions and Claim Denials (net of expected Reinstatements) embedded in our Default to Claim Rate is generally based on our experience in the most recent nine months. Consideration is also given for differences in characteristics between those rescinded policies and denied claims and the loans remaining in our defaulted inventory, as well as the estimated impact of the BofA Settlement Agreement on the volume of future Rescissions and Claim Denials.
Loss Mitigation
For the three months ended March 31, 2016, Rescissions and Claim Denials, net of Reinstatements for primary loans totaled $5.6 million. During the three months ended March 31, 2015, the implementation of the BofA Settlement Agreement resulted in Reinstatements exceeding Rescissions and Claim Denials for claims on first-lien mortgage loans. Reinstatements, net of Rescissions and Claim Denials, totaled $14.7 million for the three months ended March 31, 2015.
Although our estimates of future Rescissions and Claim Denials have generally been declining, our Rescissions and Claim Denials continue to reduce our paid losses and have resulted in a reduction in our loss reserve. Our estimate of net future Rescissions and Claim Denials reduced our loss reserve as of March 31, 2016 and December 31, 2015 by approximately $67 million and $69 million, respectively. The amount of estimated Rescissions and Claim Denials incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of Rescissions and Claim Denials on future claims, but also the volume and attributes of our defaulted insured loans, our estimated Default to Claim Rate and our estimated Claim Severity, among other assumptions. Our assumptions also reflect the estimated future impact of the BofA Settlement Agreement, as further discussed below.
As our Legacy Portfolio has become a smaller percentage of our overall insured portfolio, we have undertaken a reduced amount of Loss Mitigation Activity with respect to the claims we receive, and we expect this trend to continue. As a result, our future Loss Mitigation Activity is not expected to mitigate our paid losses to the same extent as in recent years.
Our reported Rescission and Claim Denial activity in any given period is subject to challenge by our lender and servicer customers. We expect that a portion of previous Rescissions will be reinstated and previous Claim Denials will be resubmitted with the required documentation and ultimately paid; therefore, we have incorporated this expectation into our IBNR reserve estimate. Our IBNR reserve estimate of $22.8 million and $26.6 million at March 31, 2016 and December 31, 2015, respectively, includes reserves for this expected activity.
BofA Settlement Agreement
On September 16, 2014, Radian Guaranty entered into the BofA Settlement Agreement in order to resolve various actual and potential claims or disputes related to the parties’ respective rights and duties as to mortgage insurance coverage on certain Subject Loans. Implementation of the BofA Settlement Agreement commenced on February 1, 2015 for Subject Loans held in portfolio by the Insureds or purchased by the GSEs as of that date and implementation was completed by December 31, 2015. See Note 10 of Notes to Consolidated Financial Statements in our 2015 Form 10-K for additional information about the BofA Settlement Agreement.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Freddie Mac Agreement
At March 31, 2016 and December 31, 2015, Radian Guaranty had $75.3 million and $74.7 million, respectively, in a collateral account pursuant to the Freddie Mac Agreement. Subject to certain conditions in the Freddie Mac Agreement, amounts in the collateral account may be released to Radian Guaranty over time to the extent that Loss Mitigation Activity becomes final in accordance with the terms of that agreement. If, as of August 29, 2017, the amount of additional Loss Mitigation Activity that has become final in accordance with the Freddie Mac Agreement is less than approximately $74.0 million, then any shortfall will be paid to Freddie Mac from the funds remaining in the collateral account, subject to certain adjustments designed to allow for any Loss Mitigation Activity that has not become final or any claims evaluation that has not been completed as of that date. As of March 31, 2016, we have approximately $57.3 million, recorded in reserve for losses, that we expect to be paid to Freddie Mac from the funds expected to be remaining in the collateral account as of the August 29, 2017 measurement date.

10. Long-Term Debt
The carrying value of our long-term debt at March 31, 2016 and December 31, 2015 was as follows:

(In thousands)		March 31, 2016	December 31, 2015
9.000%	Senior Notes due 2017	$192,783	$192,261
3.000%	Convertible Senior Notes due 2017	19,931	46,115
2.250%	Convertible Senior Notes due 2019	89,785	341,214
5.500%	Senior Notes due 2019	296,033	295,751
5.250%	Senior Notes due 2020	344,406	344,113
7.000%	Senior Notes due 2021	343,528	—
	Total long-term debt	$1,286,466	$1,219,454
Senior Notes due 2021
In March 2016, we issued $350 million aggregate principal amount of Senior Notes due 2021 and received net proceeds of approximately $343.5 million. These notes mature on March 15, 2021 and bear interest at a rate of 7.000% per annum, payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2016. We have the option to redeem these notes, in whole or in part, at any time or from time to time prior to maturity at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; and (ii) the make-whole amount, which is the sum of the present value of the remaining scheduled payments of principal and interest in respect of the notes, discounted at the applicable treasury rate plus 50 basis points, plus, in each case, accrued and unpaid interest thereon to, but excluding, the redemption date.
The Senior Notes due 2021 have covenants customary for securities of this nature, including covenants related to the payments of the notes, reports, compliance certificates and modification of the covenants. Additionally, the indenture governing the Senior Notes due 2021 includes covenants restricting us from encumbering the capital stock of a designated subsidiary (as defined in the indenture for the notes) or disposing of any capital stock of any designated subsidiary unless either all of the stock is disposed of or we retain more than 80% of the stock.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Convertible Senior Notes due 2017 and 2019
In March 2016, we entered into privately negotiated agreements to purchase, for cash or a combination of cash and shares of Radian Group common stock, aggregate principal amounts of $30.1 million and $288.4 million, respectively, of our outstanding Convertible Senior Notes due 2017 and 2019. We funded the purchases with $191.5 million in cash (plus accrued and unpaid interest due on the purchased notes) and by issuing to the sellers approximately 17.0 million shares of Radian Group common stock. These purchases of Convertible Senior Notes due 2017 and 2019 resulted in a pretax charge in the first quarter of 2016 of approximately $55.6 million. This charge represents:

•	the $39.7 million market premium representing the consideration paid to the sellers of the Convertible Senior Notes due 2017 and 2019 in excess of the conversion value of the purchased notes;

•	the $14.8 million difference between the fair value and the carrying value, net of unamortized issuance costs, of the liability component of the purchased notes; and

•	the $1.1 million impact of transaction costs on the purchased notes.
In connection with our March 2016 purchases of Convertible Senior Notes due 2017, we terminated a corresponding portion of the capped call transactions we had entered into in 2010 related to the initial issuance of the Convertible Senior Notes due 2017. As a result of this termination, we received consideration of 0.2 million shares of Radian Group common stock, which was valued at $2.6 million based on a stock price on the closing date of $11.86. In accordance with the accounting standards regarding equity and contracts in an entity’s own equity, the total consideration received was recorded as an increase to additional paid-in capital. The shares of Radian Group common stock received were retired, resulting in a decrease in shares issued and outstanding and a corresponding increase in unissued shares. See Note 16 for additional information regarding Radian Group common stock.
Upon the original issuance of the Convertible Senior Notes due 2017 and 2019, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion, the Company recorded a pretax equity component, net of the capped call transaction (with respect to the Convertible Senior Notes due 2017) and related issuance costs (with respect to the Convertible Senior Notes due 2017 and 2019). The pretax equity component is not subject to remeasurement, and therefore remains unchanged unless a reduction of outstanding principal occurs. As a result of our March 2016 purchases, the remaining pretax equity component associated with the Convertible Senior Notes due 2017 and 2019 decreased from $11.3 million and $75.1 million, respectively, at December 31, 2015 to $5.0 million and $19.6 million, respectively, at March 31, 2016.
During the three-month period ended March 31, 2016, our closing stock price did not exceed the thresholds required for the holders of our Convertible Senior Notes due 2017 or our Convertible Senior Notes due 2019 to be able to exercise their conversion rights during the three-month period ending June 30, 2016. In any period when holders of the Convertible Senior Notes due 2017 are eligible to exercise their conversion option, the equity component related to these instruments would be classified as mezzanine (temporary) equity rather than permanent equity, because we are required to settle the aggregate principal amount of the notes in cash. This equity component is the difference between (1) the amount of cash deliverable upon conversion (i.e., par value of debt) and (2) the carrying value of the debt.
Issuance and transaction costs incurred at the time of the original issuance of the convertible notes were allocated to the liability and equity components in proportion to the allocation of proceeds and are accounted for as debt issuance costs and equity issuance costs, respectively. The convertible notes are reflected on our condensed consolidated balance sheets as follows:

	Convertible Senior Notes due 2017		Convertible Senior Notes due 2019
(In thousands)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Liability component:
Principal	$22,233	$52,370	$101,581	$389,992
Debt discount, net (1)	(2,187)	(5,941)	(10,716)	(44,313)
Debt issuance costs (1)	(115)	(314)	(1,080)	(4,465)
Net carrying amount	$19,931	$46,115	$89,785	$341,214
__________________

(1)	Included within long-term debt and is being amortized over the life of the convertible notes.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following tables set forth total interest expense recognized related to the convertible notes for the periods indicated:

	Convertible Senior Notes due 2017		Convertible Senior Notes due 2019
	Three Months Ended March 31,		Three Months Ended March 31,
($ in thousands)	2016	2015	2016	2015
Contractual interest expense	$372	$3,375	$2,013	$2,250
Amortization of debt issuance costs	37	318	293	328
Amortization of debt discount	708	5,708	2,909	3,073
Total interest expense	$1,117	$9,401	$5,215	$5,651

11. Accumulated Other Comprehensive Income
The following table shows the rollforward of AOCI as of the periods indicated:

	Three Months Ended March 31, 2016
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(28,425)	$(9,948)	$(18,477)
OCI:
Unrealized gains on investments:
Unrealized holding gains arising during the period	60,575	21,201	39,374
Less: Reclassification adjustment for net losses included in net income (1)	(3,318)	(1,161)	(2,157)
Net unrealized gains on investments	63,893	22,362	41,531
Net foreign currency translation adjustments	(130)	(45)	(85)
Net actuarial loss	(274)	(96)	(178)
OCI	63,489	22,221	41,268
Balance at end of period	$35,064	$12,273	$22,791

	Three Months Ended March 31, 2015
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$79,208	$27,723	$51,485
OCI:
Unrealized gains on investments:
Unrealized holding gains arising during the period	9,929	3,475	6,454
Less: Reclassification adjustment for net losses included in net income (1)	(51)	(18)	(33)
Net unrealized gains on investments	9,980	3,493	6,487
Net foreign currency translation adjustments	(194)	(68)	(126)
Activity related to investments recorded as assets held for sale (2)	2,812	984	1,828
OCI	12,598	4,409	8,189
Balance at end of period	$91,806	$32,132	$59,674
_________________________

(1)	Included in net gains on investments and other financial instruments on our condensed consolidated statements of operations.

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
Our provision for income taxes for interim financial periods is based on an estimate of our annual effective tax rate for continuing operations for the full year. When estimating our full year 2016 and 2015 annual effective tax rates, we accounted for the tax effects of gains and losses on our investments, changes as a result of the accounting standard regarding the accounting for uncertainty in income taxes and certain other adjustments, as discrete items at the federal applicable tax rate.
For federal income tax purposes, as of March 31, 2016, we had approximately $1.1 billion of NOL carryforwards and no foreign tax credit carryforward. To the extent not utilized, the NOL carryforwards will expire during tax years 2030 through 2032.
We are required to establish a valuation allowance against our DTAs when it is more likely than not that all or some portion of our DTAs will not be realized. At each balance sheet date, we assess our need for a valuation allowance. Our assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our DTAs will be realized in future periods. In making this assessment as of March 31, 2016, we determined that certain state and local NOLs, relating to non-insurance entities within our consolidated group, may not be realized during their appropriate carryforward period. Therefore, we have recorded a valuation allowance of approximately $41.0 million, primarily relating to the DTAs associated with these state and local NOLs as of March 31, 2016.
Our March 2016 purchases of Convertible Senior Notes due 2017 and 2019 resulted in a pretax charge of approximately $55.6 million. This included approximately $39.7 million of market premium related to the purchases, of which approximately $28.6 million is estimated to be non-deductible for tax purposes and impacted our annualized effective tax rate. Overall, we recorded an income tax benefit of approximately $8.7 million related to these purchases as of March 31, 2016.
We are contesting adjustments resulting from the examination by the IRS of our 2000 through 2007 consolidated federal income tax returns. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests and has proposed denying the associated tax benefits of these items. We appealed these proposed adjustments to Appeals and made “qualified deposits” with the U.S. Treasury of approximately $85 million in June 2008 relating to the 2000 through 2004 tax years and approximately $4 million in May 2010 relating to the 2005 through 2007 tax years, in order to avoid the accrual of incremental above-market-rate interest with respect to the proposed adjustments.
We attempted to reach a compromised settlement with Appeals, but in September 2014 we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties of approximately $157 million. The Deficiency Amount has not been reduced to reflect our NOL carryback ability. As of March 31, 2016, there also would be interest of approximately $127 million related to these matters. Depending on the outcome, additional state income taxes, penalties and interest (estimated in the aggregate to be approximately $33 million as of March 31, 2016) also may become due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of approximately $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We currently believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim.
On December 3, 2014, we petitioned the U.S. Tax Court to litigate the Deficiency Amount. On September 1, 2015, we received a notice that the case had been scheduled for trial. However, the parties have jointly filed, and the U.S. Tax Court has approved, motions for continuance in this matter to postpone the trial date. Also, in February 2016, the U.S. Tax Court approved a joint motion to consolidate for trial, briefing and opinion our case with a similar case involving MGIC Investment Corporation. The litigation could take several years to resolve and may result in substantial legal expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached. We believe that an adequate provision for income taxes has been made for the potential liabilities that may result from this matter. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

13. Statutory Information
We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. Required statutory accounting practices are established by a variety of publications of the NAIC as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of March 31, 2016, we did not have any prescribed or permitted statutory accounting practices that resulted in reported statutory surplus or risk-based capital being significantly different from what would have been reported if NAIC statutory accounting practices had been followed.
The state insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations, as described below. Failure to maintain adequate levels of capital could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition. As of March 31, 2016, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $3.1 billion of our consolidated net assets.
Radian Guaranty
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum Risk-to-capital ratio. The sixteen RBC States currently impose a Statutory RBC Requirement. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, a mortgage insurer must satisfy an MPP Requirement. The statutory capital requirements for the non-RBC States are de minimis (ranging from $1 million to $5 million); however, the insurance laws of these states generally grant broad supervisory powers to state agencies or officials to enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business. Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of that state, the mortgage insurer may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. For the three months ended March 31, 2016 and the year ended December 31, 2015, the RBC States accounted for approximately 56.0% and 55.8%, respectively of Radian Guaranty’s total primary NIW in each period.
Radian Guaranty was in compliance with the Statutory RBC Requirements or MPP Requirements, as applicable, in each of the RBC States as of March 31, 2016. The NAIC is in the process of developing a new Model Act for mortgage insurers, which is expected to include among other items, new capital adequacy requirements for mortgage insurers. While the outcome of this process is uncertain, the new Model Act, if and when finalized by the NAIC, has the potential to increase capital requirements in those states that adopt the Model Act. See also Note 1 for information regarding the PMIERs, which set requirements for private mortgage insurers to remain eligible insurers of loans purchased by the GSEs.
Radian Guaranty’s Risk-to-capital calculation appears in the table below. For purposes of the Risk-to-capital calculation, as well as the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus (i.e., statutory capital and surplus) plus statutory contingency reserves.

	March 31, 2016	December 31, 2015
($ in millions)
RIF, net (1)	$33,376.7	$36,396.1

Common stock and paid-in capital	$2,041.4	$2,041.4
Surplus Note	325.0	325.0
Unassigned deficit	(640.2)	(679.9)
Statutory policyholders’ surplus	1,726.2	1,686.5
Contingency reserve	949.3	860.9
Statutory capital	$2,675.5	$2,547.4

Risk-to-capital	12.5:1	14.3:1
_______________________

(1)	Excludes risk ceded through reinsurance contracts (to third parties and affiliates) and RIF on defaulted loans.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The reduction in Radian Guaranty’s Risk-to-capital in the first three months of 2016 was primarily due to an increase in statutory capital, primarily as a result of statutory net income for the three months ended March 31, 2016 of $122.7 million, combined with a decrease in net RIF at Radian Guaranty, resulting from insurance ceded pursuant to the Single Premium QSR Transaction during the quarter.
We have actively managed Radian Guaranty’s capital position in various ways, including: (1) through internal and external reinsurance arrangements; (2) by seeking opportunities to reduce our risk exposure through negotiated transactions; and (3) by contributing additional capital from Radian Group, including through the use of a Surplus Note.

14. Selected Financial Information of Registrant—Radian Group—Parent Company Only

(In thousands)	March 31, 2016	December 31, 2015
Investment in subsidiaries, at equity in net assets	$3,120,807	$3,001,846
Total assets	4,210,871	3,992,716
Long-term debt	1,286,466	1,219,454
Total liabilities	1,550,473	1,495,785
Total stockholders’ equity	2,660,398	2,496,931
Total liabilities and stockholders’ equity	4,210,871	3,992,716

15. Commitments and Contingencies
Legal Proceedings
See Note 17 of our 2015 Form 10-K for information regarding our accounting policies for contingencies.
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
As described in Note 12, on September 4, 2014, we received formal Notices of Deficiency from the IRS related to certain losses and deductions resulting from our investment in a portfolio of non-economic REMIC residual interests. We believe that an adequate provision for income taxes has been made for the potential liabilities that may result from this matter. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Our Master Policies establish the timeline within which any suit or action arising from any right of an insured under the policy generally must be commenced. Although we believe that our Loss Mitigation activities are justified under our policies, we continue to face challenges from certain lender and servicer customers regarding our Loss Mitigation Activities, which have resulted in some reversals of our decisions regarding Rescissions, Claim Denials or Claim Curtailments. We are currently in discussions with these customers regarding our Loss Mitigation Activities and claim payment practices, which if not resolved, could result in arbitration or judicial proceedings and we may need to reassume the risk on, and increase loss reserves for, those policies or pay additional claims. See Note 9 for further information.
Further, there are loans in our total defaulted portfolio (in particular, our older defaulted portfolio) for which actions or proceedings (such as foreclosure) may not have been commenced within the outermost deadline in our Prior Master Policy. We are evaluating these loans regarding this potential violation and our corresponding rights under the Prior Master Policy. While we can provide no assurance regarding the ultimate resolution of these issues, it is possible that arbitration or legal proceedings could result.
Other
Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities). To allow our customers to comply with these regulations at that time, we typically were required, depending on the amount of credit enhancement we were providing, to provide: (1) audited financial statements for the insurance subsidiary participating in the transaction; or (2) a full and unconditional holding company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two Structured Transactions for Radian Guaranty involving approximately $121.4 million of remaining credit exposure as of March 31, 2016.

16. Capital Stock
In the first quarter of 2016, we announced and completed a share repurchase program. Pursuant to this program, we purchased an aggregate of approximately 9.4 million shares of Radian Group common stock for $100.2 million, at a weighted average price per share of $10.62, which includes commissions. No further purchase authority remains under this share repurchase program.
In March 2016, we entered into privately negotiated agreements to purchase, for cash or a combination of cash and shares of Radian Group common stock, aggregate principal amounts of $30.1 million and $288.4 million, respectively, of our outstanding Convertible Senior Notes due 2017 and 2019. We funded the purchases with $191.5 million in cash (plus accrued and unpaid interest due on the purchased notes) and by issuing to the sellers approximately 17.0 million shares of Radian Group common stock. In connection with our purchases of Convertible Senior Notes due 2017, we terminated a corresponding portion of the capped call transactions we had entered into in 2010 related to the initial issuance of the Convertible Senior Notes due 2017. As a result of this termination, we received consideration of 0.2 million shares of Radian Group common stock, which was valued at $2.6 million based on a stock price on the closing date of $11.86. See Note 10 for additional information regarding the purchases.
All shares of Radian Group common stock received from the above transactions were retired, resulting in a decrease in shares issued and outstanding and a corresponding increase in unissued shares.
We may from time to time purchase shares on the open market to meet option exercise obligations and to fund 401(k) matches and purchases under our Employee Stock Purchase Plan.

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
The calculation of the basic and diluted net income per share was as follows:

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2016	2015
Net income from continuing operations:
Net income from continuing operations - basic	$66,249	$91,727
Adjustment for dilutive Convertible Senior Notes due 2019, net of tax (1)	3,390	3,673
Net income from continuing operations - diluted	$69,639	$95,400

Net income:
Net income from continuing operations - basic	$66,249	$91,727
Income from discontinued operations, net of tax	—	530
Net income - basic	66,249	92,257
Adjustment for dilutive Convertible Senior Notes due 2019, net of tax (1)	3,390	3,673
Net income - diluted	$69,639	$95,930

Average common shares outstanding - basic	203,706	191,224
Dilutive effect of Convertible Senior Notes due 2017 (2)	—	10,886
Dilutive effect of Convertible Senior Notes due 2019	33,583	37,736
Dilutive effect of stock-based compensation arrangements (2)	2,418	3,202
Adjusted average common shares outstanding - diluted	239,707	243,048

Net income per share:

Basic:
Net income from continuing operations	$0.33	$0.48
Income from discontinued operations	—	—
Net income	$0.33	$0.48

Diluted:
Net income from continuing operations	$0.29	$0.39
Income from discontinued operations	—	—
Net income	$0.29	$0.39
________________

(1)	As applicable, includes coupon interest, amortization of discount and fees, and other changes in income or loss that would result from the assumed conversion.

(2)
The following number of shares of our common stock equivalents issued under our stock-based compensation arrangements and convertible debt were not included in the calculation of net income per share because they were anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2016	2015
Shares of common stock equivalents	709	540
Shares of Convertible Senior Notes due 2017	1,902	—

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report, and our audited annual financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Form 10-K, for a more complete understanding of our financial position and results of operations. Certain terms and acronyms used throughout this report are defined in the Glossary of Abbreviations and Acronyms included as part of this report. In addition, investors should review the “Cautionary Note Regarding Forward Looking Statements—Safe Harbor Provisions” above and the “Risk Factors” detailed in Item 1A of our 2015 Form 10-K for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.

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
Operating Environment and Business Strategy
Operating Environment. As a seller of mortgage credit protection and mortgage and real estate products and services, our results are subject to macroeconomic conditions and specific events that impact the mortgage origination environment and the credit performance of our underlying insured assets. The operating environment for our businesses has been improving over the past several years as the U.S. economy generally and unemployment levels in particular, as well as the housing market, have been recovering from the financial crisis that began in 2007.
New lending laws and regulations were enacted in response to the financial crisis. This increase in regulation and regulatory scrutiny, when combined with lenders’ more restrictive lending guidelines and the absence of a robust securitization market for non-GSE loans, have resulted in more restrictive credit standards for home financing. As a result, post-2008 loan originations have consisted primarily of high credit quality loans with significantly better credit performance than the loans in our Legacy Portfolio. While credit quality has been improving, the restrictive credit environment has made it more challenging for many first-time home buyers to finance a home, which has limited the growth of the mortgage industry. See “—Results of Operations—Mortgage Insurance—NIW, IIF, RIF” for additional information regarding our portfolio mix and the mortgage industry.
Since the beginning of 2009, we have written approximately $215 billion of NIW on high credit quality loans in this improving environment. As of March 31, 2016, our portfolio of business written since the beginning of 2009, including HARP refinancings, represented approximately 85% of our total primary RIF. The number of new primary mortgage insurance defaults declined by approximately 7% in the three months ended March 31, 2016, compared to the same period of 2015. Similarly, our primary default rate of 3.5% at March 31, 2016 declined from 4.6% at March 31, 2015. These favorable credit trends have had a significant positive impact on our results of operations.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our competitors include other private mortgage insurers and governmental agencies, principally the FHA and VA. We compete with six other private mortgage insurers that are eligible to write business for the GSEs. We compete with these private mortgage insurers on the basis of price, underwriting guidelines, customer relationships, reputation, perceived financial strength (including based on credit ratings) and overall service. We compete with the FHA and VA on the basis of loan limits, pricing and credit guidelines. In January 2015, the FHA reduced its annual mortgage insurance premium by 50 basis points to approximately 85 basis points per year. The FHA’s upfront mortgage insurance premium was not changed. The FHA reduction on annual premiums has impacted our ability to compete with the FHA on certain high-LTV loans to borrowers with FICO scores below 720.
The positive macroeconomic and credit trends in recent years also have encouraged newer entrants into the private mortgage insurance industry. The presence of newer entrants in the industry has increased price competition as these companies seek to gain a greater presence in the market and more established industry participants seek to defend their market share and customer relationships. As a result, recent pricing trends have continued to include: (i) the increased use of a spectrum of filed rates to allow for formulaic, risk-based pricing (commonly referred to as “black-box” pricing); (ii) a significant increase in the broad use of customized (often discounted) rates on lender-paid, Single Premium policies, and on borrower-paid, Monthly Premium Policies; and (iii) overall reductions in standard filed rates on borrower-paid policies. The willingness of mortgage insurers to offer reduced pricing (whether through filed or customized rates) has been met with an increased demand from certain lenders for reduced rate products. This has produced a marketplace where balancing both targeted returns on new business and an acceptable share of the insured market has become more challenging for all participants, as a result of new pricing levels that private mortgage insurers are expected to meet in order to avoid risking a potential significant loss in NIW.
Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain eligible insurers of loans purchased by the GSEs. The PMIERs became effective on December 31, 2015. The PMIERs were designed to ensure that the approved insurers will continue to possess the financial and operational capacity to serve as strong counterparties to the GSEs throughout various market conditions. The PMIERs are comprehensive, covering virtually all aspects of a private mortgage insurer’s business and operations, including internal risk management and quality controls, the relationship between the GSEs and the approved insurer and the approved insurer’s financial condition. The GSEs have significant discretion under the PMIERs as well as a broad range of consent rights to approve various actions of the approved insurer. Radian Guaranty is in full compliance with the PMIERs. See “—Liquidity and Capital Resources—Radian Group—Short-Term Liquidity Needs” for additional information.
Business Strategy. In formulating our strategy in this challenging environment, we have taken a disciplined approach to establishing our premium rates and delivering a mix of business that we expect to produce our targeted level of returns on a blended basis and an acceptable level of NIW. In the first quarter of 2016, in furtherance of this strategy, we:

•	increased our filed rates for lender-paid mortgage insurance;

•
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

•
entered into the Single Premium QSR Transaction to proactively manage the risk and return profile of Radian Guaranty’s insured portfolio, which resulted in increasing our return on required capital for Single Premium Policies and decreasing the percentage of our Single Premium RIF, net of reinsurance ceded; and

•
determined to change our borrower-paid, filed rates, effective in April 2016, in order to remain competitive, which generally will have the effect of decreasing our standard rates on higher FICO business and raising our rates on lower FICO business, where the FHA is already very competitive.

See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements and “—Liquidity and Capital Resources—Radian Group—Short-Term Liquidity Needs” for more information about the Single Premium QSR Transaction.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of these actions, we believe we remain well positioned to compete for the high-quality business being originated today and to capture a larger share of the generally more profitable, borrower-paid business, while at the same time maintaining attractive projected returns on NIW within our targeted ranges. Importantly, we believe our recent pricing actions will allow us to compete more effectively in the highly competitive U.S. mortgage insurance industry. While our portfolio returns will depend on a number of factors, including the amount and mix of NIW that we are able to write at these new pricing levels and the amount of reinsurance we use in the future, we expect our current pricing, including the impact of the Single Premium QSR Transaction, will produce returns on required capital on new business on an unlevered basis (i.e., after-tax underwriting returns plus projected investment income) of approximately 13% to 14%, and approximately 16% to 17% on a levered basis (i.e., after-tax returns taking into consideration a targeted corporate debt to capital ratio of less than 30%).
Our Services segment provides a diverse array of services to participants in multiple facets of the residential real estate and mortgage finance markets. As a result, we believe the Services segment is well-positioned to generate revenue in both healthy and distressed mortgage market conditions. Historically, a significant portion of this revenue was generated from activities related to non-agency RMBS issuance, which has been limited since the financial crisis. We believe that the potential future re-emergence of the non-agency RMBS market may represent a significant long-term growth opportunity for our loan review, due diligence and surveillance services. However, the size and timing for the return of this market are uncertain and will be impacted by factors outside our control, including market demand and regulation.
Following the financial crisis, SFR securitizations, fueled by home purchases by institutional investors, experienced rapid growth. Our Services business was able to capitalize on this growth by providing a variety of services to this market, including REO management. Recently, there has been a decline in the pace of home purchases by institutional investors and a slowdown in SFR securitizations, which have negatively impacted our Services revenues in 2015 and 2016.
Radian is focused on a number of strategic objectives, as described below.

RADIAN’S LONG-TERM STRATEGIC OBJECTIVES
• Grow earnings per share while maintaining attractive returns on equity » Write high-quality and profitable NIW » Improve margins through efficiency initiatives and business mix
• Expand the role of private mortgage insurance in the mortgage finance industry
• Grow fee income by expanding our presence in the real estate and mortgage finance industries
• Enhance our financial strength and effectively manage Radian Group’s debt maturity profile
• Manage risk and compliance proactively through strong governance and culture
A key element of our business strategy is to use our Services segment to broaden our participation in the residential mortgage market value chain by offering a range of mortgage and real estate-related products and services that complement our mortgage insurance business. This strategy is designed to satisfy an increasing demand in the market, grow our fee-based revenues, strengthen our existing mortgage insurance customer relationships, attract new customers and differentiate us from our mortgage insurance peers. Our strategy for future growth includes expanding our capabilities to increase the depth and breadth of mortgage and real estate products and services we offer to the residential real estate and mortgage finance markets, as well as continuing to grow our mortgage insurance business.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Through the combination of our Mortgage Insurance and Services business segments, our array of capabilities is illustrated below.

EXISTING CAPABILITIES WITHIN PRIMARY AREAS OF MORTGAGE FINANCE INDUSTRY

Securitization
Origination
Servicing
Loan Fulfillment
Radian Group
MI
Transaction Management
Surveillance
Component Services
Rental Property Services
Real Estate Services
Title Services
Appraisal Services
MI
Diverse Markets
Training
Online Tools
Industry Advocacy
Consulting
Real Estate Services
Title Services
Appraisal Services
MI
Transaction Management
Consulting
Surveillance
REO Management
Component Services
Rental Property Services
Real Estate Services
Title Services
Appraisal Services
Training
Underwriting
Online Tools
Transaction Management
Consulting
Real Estate Services
Title & Closing Services
Appraisal Services
Radian Guaranty
Clayton
Green River
Red Bell
ValuAmerica

MI = Mortgage Insurance

2016 Developments
Capital and Debt Maturity Management. During the first quarter of 2016, we completed a series of transactions to strengthen our financial position. The combination of these actions had the impact of decreasing diluted shares outstanding, improving Radian Group’s debt maturity profile and improving Radian Guaranty’s position under the PMIERs Financial Requirements. This series of capital and debt maturity management transactions consisted of:

•	the issuance of $350 million aggregate principal amount of Senior Notes due 2021;

•	the purchases of aggregate principal amounts of approximately $30.1 million and $288.4 million, respectively, of our outstanding Convertible Senior Notes due 2017 and 2019;

•	the termination of the portion of the capped call transactions related to the purchased Convertible Senior Notes due 2017;

•
the completion of the share repurchase program announced in January 2016, by purchasing an aggregate of 9.4 million shares of Radian Group common stock for $100.2 million, which includes commissions; and

•
the entry into the Single Premium QSR Transaction, which had the effect of increasing the amount by which Radian Guaranty’s Available Assets exceed its Minimum Required Assets under the PMIERs Financial Requirements.

See Notes 7, 10 and 16 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the individual transactions.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our purchases of Convertible Senior Notes due 2017 and 2019 resulted in a loss on induced conversion and debt extinguishment of approximately $55.6 million for the three months ended March 31, 2016. Following the purchases described above, approximately $22.2 million and $101.6 million, respectively, of the principal amounts of the Convertible Senior Notes due 2017 and 2019 remained outstanding as of March 31, 2016.
In connection with the termination of the capped call transactions related to the purchased Convertible Senior Notes due 2017, we received 0.2 million shares of Radian Group common stock, which was valued at $2.6 million based on a stock price on the closing date of $11.86.
In the aggregate, the series of recent capital and debt maturity management transactions described above resulted in the following changes to liquidity, long-term debt and stockholders’ equity:

•	a net increase in available holding company liquidity of approximately $50.3 million;

•	a net increase in long-term debt of approximately $61.9 million; and

•	a net increase in stockholders’ equity of approximately $3.0 million.
In addition, as of the dates of the completion of the purchases of the convertible notes, the series of transactions described above resulted in a net decrease in diluted shares outstanding of approximately 19.9 million shares. The number of dilutive shares related to the purchased Convertible Senior Notes due 2017 and 2019 (which shares had been included in the calculations of dilutive shares for prior periods, in accordance with GAAP) exceeded the actual net increase in shares issued as a result of these transactions, and therefore contributed to the net decrease in diluted shares outstanding.
In the first quarter of 2016, in order to proactively manage the risk and return profile of Radian Guaranty’s insured portfolio and continue managing its position under the PMIERs Financial Requirements in a cost-effective manner, Radian Guaranty entered into the Single Premium QSR Transaction with a panel of third-party reinsurers. The GSEs have approved the Single Premium QSR Transaction and allowed full credit under the PMIERs for the risk ceded under the agreement. Radian Guaranty began ceding business under this agreement effective January 1, 2016.
The Single Premium QSR Transaction had the effect of increasing the amount by which Radian Guaranty’s Available Assets exceed its Minimum Required Assets under the PMIERs Financial Requirements. The Single Premium QSR Transaction also resulted in the following impacts, which are expected to continue over the term of the transaction:

•	increased the amount of our RIF covered by reinsurance, and therefore, the amount of premiums and losses ceded;

•	reduced net premiums written and earned;

•	reduced other operating expenses for ceding commissions earned; and

•
improved Radian Guaranty’s return on required capital for its Single Premium mortgage insurance products as a result of the combination of the favorable impact to our PMIERs Financial Requirements and the expected fixed ceded underwriting margin.

For risks ceded under the Single Premium QSR Transaction, the after-tax implied cost of required capital over the term of the transaction under the current PMIERs Financial Requirements is expected to be less than 2.00%. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements and “—Liquidity and Capital Resources—Radian Group—Short-Term Liquidity Needs” for more information about the Single Premium QSR Transaction.
Key Factors Affecting Our Results
There have been no material changes to the key factors affecting our results that are discussed in our 2015 Form 10-K.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations—Consolidated
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three months ended March 31, 2016 primarily reflect the financial results and performance of our two business segments—Mortgage Insurance and Services. See “—Results of Operations—Mortgage Insurance” and “—Results of Operations—Services” for the operating results of these business segments for the three-month periods ended March 31, 2016 and 2015.
In addition to the results of our operating segments, pretax income (loss) is also affected by those factors described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Key Factors Affecting Our Results” in our 2015 Form 10-K. See “—Use of Non-GAAP Financial Measure” below for more information regarding items that are excluded from the operating results of our operating segments.
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
The following table highlights selected information related to our consolidated results of operations for the three months ended March 31, 2016 and 2015:

			$ Change
	Three Months Ended March 31,		Favorable (Unfavorable)
($ in millions, except per-share amounts)	2016	2015	2016 vs. 2015
Pretax income from continuing operations	$102.4	$137.5	$(35.1)
Net income from continuing operations	66.2	91.7	(25.5)
Income from discontinued operations, net of tax	—	0.5	(0.5)
Net income	66.2	92.3	(26.1)
Diluted net income per share	0.29	0.39	(0.10)
Book value per share at March 31	12.42	11.53	0.89

Net premiums earned—insurance	221.0	224.6	(3.6)
Services revenue	31.6	30.6	1.0
Net investment income	27.2	17.3	9.9
Net gains on investments and other financial instruments	31.3	16.8	14.5
Provision for losses	43.0	45.0	2.0
Direct cost of services	21.7	19.3	(2.4)
Other operating expenses	59.0	53.8	(5.2)
Interest expense	21.5	24.4	2.9
Loss on induced conversion and debt extinguishment	55.6	—	(55.6)
Amortization and impairment of intangible assets	3.3	3.0	(0.3)
Income tax provision	36.2	45.7	9.5

Adjusted pretax operating income (1)	130.2	123.9	6.3
________________________

(1)	See “—Use of Non-GAAP Financial Measure” below.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Income from Continuing Operations. As discussed in more detail below, our net income from continuing operations for the three months ended March 31, 2016 was lower compared to the same period in 2015, primarily due to a loss on induced conversion and debt extinguishment, partially offset by an increase in net gains on investments and other financial instruments and net investment income and a decrease in the income tax provision. See “—Results of Operations—Mortgage Insurance” and “—Results of Operations—Services” for more information on our segment results.
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
The income or loss from discontinued operations consists of three components: (i) loss on the classification of the discontinued operations as held for sale; (ii) income from operations of businesses held for sale; and (iii) income tax provision. The assets and liabilities associated with the discontinued operations historically were a source of significant volatility to Radian’s results of operations, due to various factors including fluctuations in fair value and credit risk. Since the purchase price for the sale of Radian Asset Assurance was not subject to adjustment between December 31, 2014 and the closing date for the impact of: (i) Radian Asset Assurance’s results of operations; (ii) changes in valuation; or (iii) market conditions, the after-tax impact of such changes reflected in income (loss) from operations of businesses held for sale were substantially offset by the resulting change in the loss on the classification of the discontinued operations as held for sale.
We recorded net income from discontinued operations of $0.5 million in the first three months of 2015. There were no amounts recorded in 2016 related to discontinued operations. No general corporate overhead or interest expense was allocated to discontinued operations in 2015.
For additional information related to discontinued operations, see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Diluted net income per share. The reduction in diluted net income per share for the three months ended March 31, 2016, compared to the same period in 2015, is primarily due to the loss on induced conversion and debt extinguishment, partially offset by the improvement in the Mortgage Insurance segment’s adjusted pretax operating income and net gains on investments and other financial instruments. The average diluted shares outstanding also decreased from 243.0 million shares for the three months ended March 31, 2015 to 239.7 million shares for the same period in 2016. This decrease in average diluted shares is primarily due to the impact of the June 2015 repurchase of $389.1 million of our Convertible Senior Notes due 2017, combined with the impact of the series of recent capital and debt maturity management transactions described above, included as of their effective dates. However, the average diluted share decrease does not reflect the impact that the first quarter 2016 series of transactions would have had if they had been in effect for the full quarter. See “—Overview—2016 Developments” and the chart, “Capital and Debt Maturity Management Transactions,” below.
Book value per share. The increase in book value per share from $12.07 at December 31, 2015 to $12.42 at March 31, 2016 is primarily due to net income, the increase in unrealized gains in other comprehensive income and the equity impact of the series of recent capital and debt maturity management transactions described above, partially offset by an increased number of shares outstanding, as shown below.

BOOK VALUE PER SHARE [(1)]

$13.0
$12.5
$12.0
$11.5
$12.07
$0.32
$0.20
$0.25
$0.44
$0.02
$12.42
December 31, 2015
Net Income (2)
Change in Unrealized Gains in Other Comprehensive Income
Equity Impact of Capital Transactions (3)
Net Increase in Shares Outstanding (3)
Other
March 31, 2016

(1) All book value per share items above are calculated based on 206.9 million shares outstanding as of December 31, 2015, except for:
  a) the increase in Shares Outstanding, which represents the difference between (i) total equity as of March 31, 2016 divided by the shares outstanding as of March 31, 2016; and (ii) total equity as of March 31, 2016 divided by the shares outstanding as of December 31, 2015; and
  b) the March 31, 2016 book value per share, which was calculated based on 214.3 million shares outstanding as of March 31, 2016.

(2) Includes the impact, net of related tax expense, of loss on induced conversion and debt extinguishment of $46.9 million related to the series of capital and debt maturity management transactions.

(3) Reflects the combined net impact on equity and shares, respectively, from the series of capital and debt maturity management transactions completed in the first quarter of 2016, as further described in "—Overview—2016 Developments" and in the chart below. The impact on equity shown above includes the impact of: (i) the extinguishment of Convertible Senior Notes due 2017 and 2019; (ii) the termination of the portion of the capped call transactions related to the purchased Convertible Senior Notes due 2017; and (iii) the shares repurchased under the share repurchase program, and excludes the loss on induced conversion and debt extinguishment, which is included in net income.

Although the actual shares outstanding at March 31, 2016 increased from December 31, 2015 as a result of the series of recent capital and debt maturity management transactions described in “—Overview—2016 Developments” above, the diluted shares outstanding for purposes of determining earnings per share decreased by approximately 19.9 million shares as of the date these transactions were completed. As illustrated in the following chart, this decrease reflects that the number of dilutive shares related to the purchased Convertible Senior Notes due 2017 and 2019 (which shares had been included in the calculations of dilutive shares for prior periods, in accordance with GAAP) exceeded the actual net increase in shares issued as a result of these transactions.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL AND DEBT MATURITY MANAGEMENT TRANSACTIONS

270,000
260,000
250,000
240,000
230,000
220,000
210,000
200,000
246,144
16,982
27,209
9,437
217
226,263
Pre-Transactions Dilutive Shares(1)
Shares Issued (2)
Convertible Shares Previously Included In Dilutive Shares (3)
Shares Purchased (4)
Shares Received - Capped Call
Post-Transactions Dilutive Shares (5)

(1) Pre-transactions dilutive shares is based on the first quarter 2016 average stock price of $11.34.

(2) Represents shares issued upon the purchase of a portion of our outstanding Convertible Senior Notes due 2017 and 2019.

(3) Represents the number of incremental shares issuable upon the conversion of the purchased Convertible Senior Notes due 2019, which had been included in the calculations of diluted shares outstanding for prior periods in accordance with GAAP.

(4) Represents shares purchased upon the completion of the share repurchase program.

(5) Weighted-average dilutive shares outstanding for the quarter ended March 31, 2016 totaled 239.7 million.

Services Revenue and Direct Cost of Services. Services revenue and direct cost of services represent amounts related to our Services segment. See “—Results of Operations—Services” below for more information.
Net Investment Income. For the three months ended March 31, 2016 and 2015, net investment income represents investment income from investments held at Radian Group that are allocated to the Mortgage Insurance segment and investment income from investments held by the Mortgage Insurance segment. See “—Results of Operations—Mortgage Insurance” for more information.
Net Gains on Investments and Other Financial Instruments. The components of the net gains on investments and other financial instruments for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
Net unrealized gains related to change in fair value of trading securities and other investments	$35.2	$20.7
Net realized losses on sales	(5.6)	(4.5)
Net gains on other financial instruments	1.7	0.6
Net gains on investments and other financial instruments	$31.3	$16.8

Other Operating Expenses. Other operating expenses for the three months ended March 31, 2016, as compared to the same period of 2015, reflect an increase due to the operating expenses resulting from the acquisitions in 2015 of Red Bell and ValuAmerica and an increase in compensation expense, including approximately $3 million of severance costs, partially offset by the ceding commissions from the Single Premium QSR Transaction.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense. Interest expense for the three months ended March 31, 2016 decreased compared to the same period of 2015 primarily due to a reduction in interest expense from the June 2015 purchases of an aggregate principal amount of $389.1 million of Convertible Senior Notes due 2017. This decrease was partially offset by the increase in interest expense from the March 2016 issuance of $350 million aggregate principal amount of 7.000% Senior Notes due 2021 and the June 2015 issuance of $350 million aggregate principal amount of 5.250% Senior Notes due 2020. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Loss on Induced Conversion and Debt Extinguishment. Our March 2016 purchases of Convertible Senior Notes due 2017 and 2019 resulted in a loss on induced conversion and debt extinguishment of approximately $55.6 million for the three months ended March 31, 2016, consisting of: (i) a market premium of approximately $39.7 million, representing the consideration paid to the sellers of the Convertible Senior Notes due 2017 and 2019 in excess of the conversion value of the purchased notes; (ii) $14.8 million, representing the difference between the fair value and the carrying value, net of unamortized issuance costs, of the liability component of the purchased notes; and (iii) expenses totaling $1.1 million for transaction costs on the purchased notes.
Amortization and Impairment of Intangible Assets. The amortization and impairment of intangible assets for the three months ended March 31, 2016 and 2015 primarily reflects the amortization of intangible assets acquired as part of the Clayton acquisition. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Income Tax Provision. The effective tax rate for our income from continuing operations was 35.3% and 33.3% for the three months ended March 31, 2016 and 2015, respectively. Our March 31, 2016 annualized effective tax rate was estimated at approximately 38%, which is higher than the statutory rate of 35%, primarily as a result of the non-deductible portion of the purchase premium relating to our Convertible Senior Notes due 2017 and 2019. Our tax rate for the three months ended March 31, 2016, however, also was affected by the tax impact of discrete items, including investment gains taxed at the statutory tax rate of 35% and the accounting for uncertain tax positions. The change from our statutory tax rate of 35% for the three months ended March 31, 2015 was primarily due to the discrete tax impact of the accounting for uncertainty of income taxes. Absent discrete items, we expect our effective tax rate to return to approximately 35% in 2017. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
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
Adjusted pretax operating income (loss) is defined as GAAP pretax income (loss) from continuing operations excluding the effects of: net gains (losses) on investments and other financial instruments; loss on induced conversion and debt extinguishment; acquisition-related expenses; amortization and impairment of intangible assets; and net impairment losses recognized in earnings.
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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(2)
Loss on induced conversion and debt extinguishment. Gains or losses on early extinguishment of debt and losses incurred to purchase our convertible debt prior to maturity are discretionary activities that are undertaken in order to take advantage of market opportunities to strengthen our financial and capital positions; therefore, we do not view these activities as part of our operating performance. Such transactions do not reflect expected future operations and do not provide meaningful insight regarding our current or past operating trends. Therefore, these items are excluded from our calculation of adjusted pretax operating income (loss).

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

Reconciliation of Consolidated Non-GAAP Financial Measure
	Three Months Ended March 31,
(In thousands)	2016	2015
Adjusted pretax operating income (loss):
Mortgage Insurance	$140,132	$125,892
Services	(9,913)	(1,991)
Total adjusted pretax operating income	130,219	123,901

Net gains on investments and other financial instruments	31,286	16,779
Loss on induced conversion and debt extinguishment	(55,570)	—
Acquisition-related expenses	(205)	(207)
Amortization and impairment of intangible assets	(3,328)	(3,023)
Consolidated pretax income from continuing operations	$102,402	$137,450

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations—Mortgage Insurance
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
The following table summarizes our Mortgage Insurance segment’s results of operations for the three months ended March 31, 2016 and 2015:

				$ Change
	Three Months Ended March 31,			Favorable (Unfavorable)
($ in millions)	2016		2015	2016 vs. 2015
Adjusted pretax operating income (1)	$140.1		$125.9	$14.2
Net premiums written—insurance	26.3	(2)	241.9	(215.6)
Decrease (increase) in unearned premiums	194.7		(17.3)	212.0
Net premiums earned—insurance	221.0		224.6	(3.6)
Net investment income	27.2		17.3	9.9
Provision for losses	43.3		45.9	2.6
Other operating expenses	43.2		43.8	0.6
Interest expense	17.1		20.0	2.9
________________________

(1)	Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments.

(2)	Net of ceded premiums written under the Single Premium QSR Transaction of $197.6 million.
Adjusted Pretax Operating Income. Our Mortgage Insurance segment’s adjusted pretax operating income increased for the three months ended March 31, 2016, compared to the same period in 2015, primarily reflecting an increase in net investment income and decreases in interest expense, provision for losses and other operating expenses, partially offset by the net impact of the Single Premium QSR Transaction, as further described below.
NIW, IIF, RIF
A key component of our current business strategy is to grow our mortgage insurance business by writing insurance on high-quality mortgages in the U.S. Consistent with this objective, we wrote $8.1 billion of primary new mortgage insurance in the three months ended March 31, 2016, compared to $9.4 billion in the three months ended March 31, 2015. The 14% decrease in NIW in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, was primarily attributable to a decrease in mortgage loan refinancings and single premium volumes as compared to the same period of 2015.
Due to the increasingly competitive environment throughout the mortgage insurance industry, price competition among private mortgage insurers has intensified, including increased usage of programs that offer customized rates. We continue to monitor these competitive factors while balancing both profitability and market share considerations in developing our pricing and origination strategies. Although it remains difficult to project future volumes, we currently expect the total mortgage insurance market in 2016 to be comparable to 2015, based on a projected decline in refinancings offset by increased penetration due to a higher mix of purchase originations. Given these assumptions, we expect our new business volume for 2016 to be at a similar level to our $41 billion of NIW in 2015.
Since 2009, virtually all of our new mortgage insurance business production has been prime business. The loans from our 2009 and later origination years possess significantly improved credit characteristics compared to our Legacy Portfolio. FICO scores for the borrowers of these insured mortgages are higher and there are fewer loans with LTVs greater than 95%, both as compared to mortgages in our Legacy Portfolio. In addition, refinancings under the HARP programs (discussed below) have had a positive impact on the overall credit quality and composition of our mortgage insurance portfolio because the HARP refinancings generally result in terms under which a borrower has a greater ability to pay and more financial flexibility to cover the loan obligations.
The growth of our portfolio written since the beginning of 2009, together with, among other things, continued improvement in the portfolio as a result of HARP refinancings, has contributed to the significant improvement in the credit quality of our overall mortgage insurance portfolio. The sum of our portfolio written since the beginning of 2009 and our HARP refinancings accounted for approximately 85% of our total primary RIF at March 31, 2016, compared to 84% at December 31, 2015. The table below illustrates the improved composition of our mortgage insurance portfolio RIF, based on origination vintages.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

IMPROVED COMPOSITION OF MORTGAGE INSURANCE PORTFOLIO

2006-2007 (HARP) (1)
4.5%
2006-2007 (Non-HARP)
7.4%
Other Vintages (Non-HARP)
7.6%
Other Vintages (HARP) (1)
4.4%
2009-2016
76.1%

________________________

(1)
In 2009, the GSEs began offering the HARP, which allows a borrower who is not delinquent to refinance a mortgage if the borrower has been unable to take advantage of lower interest rates because the borrower’s home has decreased in value. We exclude HARP loans from our NIW for the period in which the refinance occurs. During the three months ended March 31, 2016, new HARP loans accounted for $67.9 million of newly refinanced loans that were not included in Radian Guaranty’s NIW for the period, compared to $275.2 million for the same period of 2015.

In April 2016, the Federal Housing Finance Agency announced a new Principal Reduction Modification program, with the objective of benefiting borrowers whose mortgages were severely delinquent as of March 1, 2016. Eligible borrowers include those: (i) whose loans are owned or guaranteed by Fannie Mae or Freddie Mac; (ii) whose outstanding unpaid mortgage balance is less than or equal to $250,000; and (iii) whose outstanding unpaid mortgage balance exceeds 115% of the current value of their home. For certain eligible borrowers, this program includes an interest rate reduction down to the current market rate, an extension of the loan term to as much as 40 years, capitalization of certain past due amounts, and forgiveness of a portion of the principal balance after the borrower makes three on-time payments subsequent to the modification. The program is a one-time offering, and the servicers of eligible mortgages must solicit eligible borrowers by October 15, 2016.
Although this program has the potential to reduce the number of future claims we would be required to pay, based on our current evaluation of the program criteria, we do not expect that a material number of our loans currently in default would be affected. In addition, for any loans modified under this program that subsequently default and result in a claim, we would be required to pay the claim based on the pre-modification unpaid principal balance, without consideration of the modification. We will continue to evaluate the impact of the program as more information becomes available.
The improvement in the credit quality of our mortgage insurance portfolio is demonstrated by improved default trends for mortgage insurance policies issued since the beginning of 2009. Our expected future losses on our mortgage insurance portfolio written since the beginning of 2009, plus our HARP refinancings, are significantly lower than those experienced on our Legacy Portfolio (as presented in the following chart). The changing composition of our overall mortgage insurance portfolio has led to improvement in our Mortgage Insurance segment’s operating profitability.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following charts illustrate the improved trends of our cumulative incurred loss ratios by year of origination and development year.
The following tables provide selected information as of and for the periods indicated related to mortgage insurance NIW, RIF and IIF. Policy years represent the original policy years, and have not been adjusted to reflect subsequent HARP refinancing activity. Primary RIF and IIF amounts at March 31, 2016 include $327 million and $1.3 billion, respectively, related to loans that are subject to the Freddie Mac Agreement. Although we no longer have future claim liability on these loans, we continue to receive premiums on the related loans and the insurance remains in force; therefore, these loans are included in our primary RIF and IIF. Throughout this report, unless otherwise noted, RIF is presented on a gross basis and includes the amount ceded under reinsurance.
As a percentage of our total NIW, the level of our purchase origination volume has increased and our refinance originations have decreased during the three months ended March 31, 2016, compared to the same period of 2015. Purchase borrowers tend to have lower FICO scores and higher LTVs than borrowers who are refinancing. Our most recent trends in FICO scores and LTVs reflect the recent shift in our mix of purchase and refinancing business, combined with a slow, steady expansion of credit in the marketplace as a result of the improving economy.

	Three Months Ended March 31,
($ in millions)	2016		2015
Total primary NIW by FICO Score
>=740	$4,716	58.4%	$5,968	63.6%
680-739	2,715	33.7	2,845	30.3
620-679	640	7.9	572	6.1
Total Primary	$8,071	100.0%	$9,385	100.0%

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,
($ in millions)	2016	2015
Percentage of primary NIW
Direct Monthly and Other Premiums	71%	63%
Direct Single Premiums	29%	37%

Net Single Premiums (1)	19%	37%

Refinances	19%	33%

LTV
95.01% and above	3.7%	1.8%
90.01% to 95.00%	50.5%	48.4%
85.01% to 90.00%	33.1%	33.3%
85.00% and below	12.7%	16.5%

Primary risk written	$2,037	$2,315
_____________________

(1)	Represents 29% of direct single premiums written, after consideration of the 35% single premium NIW ceded under the Single Premium QSR Transaction.

($ in millions)	March 31, 2016		December 31, 2015	March 31, 2015
Primary IIF
Direct Monthly and Other premiums	68%		69%	70%
Direct Single Premiums	32%		31%	30%

Net Single Premiums (1)	25%		31%	30%

Total Primary IIF	$175,386		$175,584	$172,141

Persistency Rate (12 months ended)	79.4%	(2)	78.8%	82.6%
Persistency Rate (quarterly, annualized) (3)	82.3%		81.8%	80.3%
_____________________

(1)	Represents the percentage of single premium IIF, net of ceded IIF.

(2)
The Persistency Rate for the 12 months ended March 31, 2016 decreased from the comparable period in 2015, primarily due to increased refinancing activity during this 12-month period and the cancellations of Single Premium Policies due to prepayments that servicers had not previously reported to Radian. See Net Premiums Written and Earned.

(3)	The Persistency Rate on a quarterly, annualized basis may be impacted by seasonality or other factors, and may not be indicative of full-year trends.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ in millions)	March 31, 2016		December 31, 2015		March 31, 2015
Primary RIF by Product
Flow	$42,861	96.0%	$42,771	95.8%	$41,256	95.1%
Structured	1,805	4.0	1,856	4.2	2,133	4.9
Total Primary RIF	$44,666	100.0%	$44,627	100.0%	$43,389	100.0%

Primary RIF by Premium Type
Direct Monthly and Other Premiums	$30,791	68.9%	$30,940	69.3%	$30,513	70.3%
Direct Single Premiums	13,875	31.1	13,687	30.7	12,876	29.7
Total Primary RIF	$44,666	100.0%	$44,627	100.0%	$43,389	100.0%

Net Single Premiums	$9,753	24.8%	$12,846	30.2%	$11,920	29.2%

Primary RIF by Risk Grade
Prime	$42,312	94.7%	$42,170	94.5%	$40,592	93.6%
Alt-A	1,366	3.1	1,427	3.2	1,653	3.8
A minus and below	988	2.2	1,030	2.3	1,144	2.6
Total Primary RIF	$44,666	100.0%	$44,627	100.0%	$43,389	100.0%

($ in millions)	March 31, 2016		December 31, 2015		March 31, 2015
Total primary RIF by FICO score
>=740	$25,481	57.0%	$25,467	57.1%	$24,628	56.8%
680-739	13,647	30.6	13,543	30.3	12,955	29.8
620-679	4,759	10.7	4,806	10.8	4,905	11.3
<=619	779	1.7	811	1.8	901	2.1
Total Primary RIF	$44,666	100.0%	$44,627	100.0%	$43,389	100.0%

Primary RIF on defaulted loans (1)	$1,446		$1,625		$1,883

_________________

(1)	Excludes risk related to loans subject to the Freddie Mac Agreement.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ in millions)	March 31, 2016		December 31, 2015		March 31, 2015
Total primary RIF by LTV
95.01% and above	$3,200	7.2%	$3,249	7.3%	$3,440	7.9%
90.01% to 95.00%	22,739	50.9	22,479	50.4	20,897	48.2
85.01% to 90.00%	15,076	33.7	15,184	34.0	15,187	35.0
85.00% and below	3,651	8.2	3,715	8.3	3,865	8.9
Total primary RIF	$44,666	100.0%	$44,627	100.0%	$43,389	100.0%

Percentage of primary RIF
Refinances	23%		23%		26%
Loan Type:
Fixed	96.3%		96.1%		95.3%
ARMs (fully indexed) (1)	3.2		3.4		4.0
Loans with potential negative amortization	0.5		0.5		0.7
Total	100.0%		100.0%		100.0%

Total primary RIF by policy year
2005 and prior	$2,673	6.0%	$2,823	6.3%	$3,364	7.8%
2006	1,599	3.6	1,666	3.7	1,922	4.4
2007	3,753	8.4	3,891	8.7	4,442	10.2
2008	2,678	6.0	2,798	6.3	3,267	7.5
2009	676	1.5	736	1.7	994	2.3
2010	571	1.3	616	1.4	859	2.0
2011	1,215	2.7	1,294	2.9	1,677	3.9
2012	4,745	10.6	5,010	11.2	6,170	14.2
2013	7,605	17.0	8,056	18.1	9,704	22.4
2014	7,279	16.3	7,646	17.1	8,684	20.0
2015	9,846	22.0	10,091	22.6	2,306	5.3
2016	2,026	4.6	—	—	—	—
Total primary RIF	$44,666	100.0%	$44,627	100.0%	$43,389	100.0%

__________________

(1)	“Fully indexed” refers to loans where payment adjustments are equal to mortgage-rate adjustments.
Net Premiums Written and Earned.  Net premiums written decreased for the three months ended March 31, 2016, compared to the same period of 2015, primarily due to the Single Premium QSR Transaction effective January 1, 2016. Net premiums written are net of ceded premiums of $197.6 million written under the Single Premium QSR Transaction.
Net premiums earned decreased for the three months ended March 31, 2016, compared to the same period of 2015, primarily as a result of the Single Premium QSR Transaction, which increased ceded premiums earned by approximately $6.0 million in 2016, net of accrued profit commission. In addition, the impact of the acceleration of the recognition of premiums earned on Single Premium Policies cancelled due to refinance activity declined for the three months ended March 31, 2016, compared to the same period of 2015. The increase in premiums earned on Single Premium Policies relating to this acceleration, net of the impact of premiums ceded under the QSR Transactions, was approximately $14.5 million and $17.0 million in the three-month periods ended March 31, 2016 and 2015, respectively. These impacts to net premiums earned were partially mitigated in the three months ended March 31, 2016 by our increased level of IIF, as compared to the same period of 2015.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our expected rate of return on our Single Premium Policies is lower than on our Monthly Premium Policies because our premium rates are generally lower for these policies. Assuming all other factors remain constant, if loans with Single Premium Policies prepay earlier than expected, then our profitability on Single Premium Policies will be higher than anticipated. If loans with Single Premium Policies are repaid later than expected, however, our profitability on Single Premium Policies will be lower than anticipated. Prepayment speeds, which are impacted by changes in interest rates, among other factors, impact the expected profitability of our Monthly Premium Policies in the opposite direction. For our Monthly Premium Policies, earlier than anticipated prepayments reduce profitability. As a result, the ultimate profitability of our mortgage insurance business is affected by the impact of mortgage prepayment speeds on the mix of business we write. Because prepayment speeds are difficult to project, our strategy has been to write a mix of Single Premium Policies and Monthly Premium Policies, which we believe balances the overall impact on our results if actual prepayment speeds are significantly different from expectations. The Single Premium QSR Transaction is consistent with our strategy to balance our mix of single premiums and monthly premiums. The impact of third-party quota share reinsurance reduced our Single Premium RIF from 31.1% to 24.8% at March 31, 2016. See “—Operating Environment and Business Strategy” for more information.
Refinancing transactions frequently are conducted using Single Premium Policies. As a result, the reduced level of refinancing activity we experienced in the first three months of 2016, compared to 2015, contributed to a decrease in our total mix of Single Premium Policies to 29% of our NIW for the first three months of 2016, compared to 37% for the first three months of 2015. This decline is also consistent with our deliberate actions related to pricing, including our disciplined approach to offering customized pricing levels. We believe our current production level of Single Premium Policies can be absorbed into our portfolio while maintaining an appropriate balance between risk and returns, which has been further enhanced by the Single Premium QSR Transaction, discussed below.
Historically, we have entered into reinsurance transactions as part of our risk management activities, including to help manage Radian Guaranty’s Risk-to-capital. Most recently, in the first quarter of 2016, in order to proactively manage the risk and return profile of Radian Guaranty’s insured portfolio and continue managing its position under the PMIERs Financial Requirements in a cost-effective manner, Radian Guaranty entered into the Single Premium QSR Transaction with a panel of third-party reinsurers. Radian Guaranty began ceding business under this agreement effective January 1, 2016.
The Single Premium QSR Transaction had the following impact on Radian’s first quarter 2016 financial results:

•	A decrease to net premiums earned of approximately $6.0 million, net of accrued profit commission;

•	A decrease to operating expenses of approximately $2.9 million, related to the ceding commission;

•	A decrease to provision for losses and amortization of deferred acquisition costs of approximately $0.7 million; and

•	A net decrease to pretax income from continuing operations (and to adjusted pretax operating income) of approximately $2.4 million.
The Single Premium QSR Transaction is expected to increase Radian Guaranty’s return on required capital for its Single Premium policies. In future quarters, the impact of the Single Premium QSR Transaction will vary depending on the level of ceded risk in force, as well as the levels of prepayments and incurred losses on the reinsured portfolio, among other factors. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our captive reinsurance arrangements. See “Capital Resources—Radian Group—Short-Term Liquidity Needs” for more information about our Single Premium QSR Transaction.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides information about our QSR Transactions, our Single Premium QSR Transaction and our captive transactions. For the ceded amounts related to the QSR Transactions and the Single Premium QSR Transaction, see Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
($ in thousands)	2016	2015
Initial and Second QSR Transactions
% of total direct premiums written	3.4%	4.2%
% of total direct premiums earned	4.7%	6.1%

Single Premium QSR Transaction
% of total direct premiums written	84.7%	—%
% of total direct premiums earned	2.5%	—%

First-Lien Captives
Premiums earned ceded to captives	$1,869	$2,585
% of total direct premiums written	0.8%	1.0%
% of total direct premiums earned	0.8%	1.1%
Net Investment Income. For the three months ended March 31, 2016, net investment income increased compared to the same period in 2015. This was primarily due to increases in investment portfolio yields and investment portfolio balances at Radian Guaranty from the proceeds of the sale of our financial guaranty business. As we invested the proceeds from the sale of our financial guaranty business and determined the appropriate holding company liquidity levels, we extended the duration of investments in our portfolio and increased our investment yields. All periods include an allocation to the Mortgage Insurance segment of net investment income from investments held at Radian Group.
Provision for Losses. Our mortgage insurance provision for losses decreased for the three months ended March 31, 2016, compared to the same period of 2015. The following table details the significant components of our provision for losses for the periods indicated:

	Three Months Ended March 31,
(In millions)	2016	2015
Current year defaults (1)	$56.2	$80.5
Prior year defaults	(13.5)	(35.4)
Second-lien premium deficiency reserve and other	0.6	0.8
Provision for losses	$43.3	$45.9

_____________________

(1)
Related to underlying defaulted loans with a most recent default notice in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, the default would be considered a current year default.

Our mortgage insurance provision for losses for the three months ended March 31, 2016 decreased by $2.6 million, as compared to the same period in 2015. Reserves established for new default notices were the primary driver of our total incurred loss for the three months ended March 31, 2016 and 2015. New primary defaults decreased by approximately 7% for the three months ended March 31, 2016, compared to the same period in 2015. In addition, our Default to Claim Rate assumption for new primary defaults was approximately 12.5% as of March 31, 2016, compared to 15% as of March 31, 2015. This reduction in assumed rates was due to observed trends. Partially mitigating the impact of our provision for losses for current year defaults in both 2016 and 2015 was positive reserve development on prior year defaults, primarily due to a reduction in Default to Claim Rate assumptions for certain other defaults as a result of higher Cures than were previously estimated. For the three months ended March 31, 2016, this positive development in prior year defaults was partially offset by an increase in estimated severity rates from those used at December 31, 2015.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our primary default rate at March 31, 2016 was 3.5% compared to 4.0% at December 31, 2015. Our primary defaulted inventory comprised 30,869 loans at March 31, 2016, compared to 35,303 loans at December 31, 2015, representing a 12.6% decrease. The reduction in our primary defaulted inventory is the result of the total number of defaulted loans: (1) that have cured; (2) for which claim payments have been made; or (3) that have resulted in net Rescissions and Claim Denials, collectively exceeding the total number of new defaults on insured loans. We currently expect total new defaults for 2016 to continue to decrease, although the rate of decrease may begin to moderate from that observed in 2015. This is due, in part, to the shift in our portfolio composition toward more recent vintages for which we expect increasing levels of new defaults, consistent with typical default seasoning patterns.
The following table shows the number of primary loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	March 31, 2016	December 31, 2015	March 31, 2015
Default Statistics—Primary Insurance:
Total Primary Insurance
Prime
Number of insured loans	817,236	816,797	801,332
Number of loans in default	19,510	22,223	25,114
Percentage of loans in default	2.39%	2.72%	3.13%
Alt-A
Number of insured loans	30,990	32,411	37,468
Number of loans in default	5,138	5,813	7,480
Percentage of loans in default	16.58%	17.94%	19.96%
A minus and below
Number of insured loans	30,681	31,902	35,425
Number of loans in default	6,221	7,267	7,846
Percentage of loans in default	20.28%	22.78%	22.15%
Total Primary Insurance
Number of insured loans (1)	878,907	881,110	874,225
Number of loans in default (2)	30,869	35,303	40,440
Percentage of loans in default	3.51%	4.01%	4.63%
______________________

(1)	Includes 6,964; 7,353 and 8,558 insured loans subject to the Freddie Mac Agreement at March 31, 2016, December 31, 2015 and March 31, 2015, respectively.

(2)
Excludes 2,339; 2,821 and 3,715 loans that are in default at March 31, 2016, December 31, 2015 and March 31, 2015, respectively, subject to the Freddie Mac Agreement, and for which we no longer have claims exposure.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows a rollforward of our primary loans in default:

	Three Months Ended March 31,
	2016	2015
Beginning default inventory	35,303	45,319
Plus: New defaults (1)	9,571	10,253
Less: Cures (1)	11,577	11,589
Less: Claims paid (2) (3)	2,488	3,932
Less: Rescissions (4)	26	39
Less: Claim Reinstatements (5)	(86)	(42)
Less: Net (Reinstatements), Rescissions or Claim Denials related to the BofA Settlement Agreement (6)	—	(386)
Ending default inventory	30,869	40,440

__________________

(1)
Amounts reflected are compiled monthly based on reports received from loan servicers. The number of new defaults and Cures presented includes the following monthly defaults that both defaulted and cured within the periods indicated:

	Three Months Ended March 31,
	2016	2015
Intra-period new defaults	4,869	4,761

(2)	Includes those charged to a deductible or captive.

(3)	Includes claim payments related to the BofA Settlement Agreement for the three months ended March 31, 2015.

(4)	Net of any previous Rescissions that were reinstated during the period. Such reinstated Rescissions may ultimately result in a paid claim.

(5)	Net Reinstatements during the period of prior Claim Denials. Such previously denied but reinstated claims are generally reviewed for possible Rescission prior to any claim payment.

(6)
Includes Rescissions, Claim Denials and Reinstatements on the population of loans subject to the BofA Settlement Agreement. Net (Reinstatements), Rescissions or Claim Denials related to the BofA Settlement Agreement prior to the February 1, 2015 implementation date represent such activities on loans that subsequently became subject to the BofA Settlement Agreement.

Our aggregate weighted average Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was approximately 46% at both March 31, 2016 and December 31, 2015. We develop our Default to Claim Rate estimates on defaulted loans based on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. Our Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans, as measured by the progress toward foreclosure sale and the number of months in default. During the three months ended March 31, 2016, our gross Default to Claim Rate assumption for new primary defaults was modestly reduced from approximately 13% at December 31, 2015, to approximately 12.5%. As of March 31, 2016, our gross Default to Claim Rates on our primary portfolio ranged from approximately 12.5% for new defaults, up to approximately 65% for certain defaults not in Foreclosure Stage, and 81% for Foreclosure Stage Defaults.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables show additional information about our primary loans in default as of the dates indicated:

	March 31, 2016
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 1st Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	8,202	26.6%	153	41.3%	$94,872	12.7%
Four to eleven payments	8,104	26.2	554	18.8	126,755	17.0
Twelve payments or more	12,654	41.0	3,139	4.7	431,842	57.8
Pending claims	1,909	6.2	N/A	0.9	93,392	12.5
Total	30,869	100.0%	3,846		746,861	100.0%
IBNR and other					79,051
LAE					23,600
Total primary reserve					$849,512

March 31, 2016
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Severity %
50%	46%	102%

	December 31, 2015
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	10,742	30.4%	187	29.0%	$107,632	13.1%
Four to eleven payments	8,481	24.0	541	16.2	127,183	15.5
Twelve payments or more	13,731	38.9	3,160	4.2	473,440	57.6
Pending claims	2,349	6.7	N/A	1.5	113,570	13.8
Total	35,303	100.0%	3,888		821,825	100.0%
IBNR and other					83,066
LAE					26,108
Total primary reserve					$930,999

December 31, 2015
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Severity %
48%	46%	101%
______________________
N/A – Not applicable

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We considered the sensitivity of our loss reserve estimates at March 31, 2016 by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point change in primary Claim Severity (which we estimate to be 102% of our risk exposure at March 31, 2016), we estimated that our total loss reserve would change by approximately $7 million at March 31, 2016. For every one percentage point change in our primary net Default to Claim Rate (which we estimate to be 46% at March 31, 2016, including our assumptions related to Rescissions and Claim Denials), we estimated a change of approximately $16 million in our primary loss reserve at March 31, 2016.
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
The level of Rescissions and Claim Denials has been declining in recent periods as our defaulted Legacy Portfolio continues to decline, and we expect this trend to continue. Although our estimates of future Rescissions and Claim Denials have generally been declining, our Rescissions and Claim Denials continue to reduce our paid losses and have resulted in a reduction in our loss reserve. Our estimate of net future Rescissions and Claim Denials reduced our loss reserve as of March 31, 2016 and December 31, 2015 by approximately $67 million and $69 million, respectively. The impact to our mortgage insurance reserves due to estimated future Rescissions and Claim Denials incorporates our expectations regarding the number of policies that we expect to be reinstated as a result of our claims rebuttal process.
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
On September 16, 2014, Radian Guaranty entered into the BofA Settlement Agreement in order to resolve various actual and potential claims or disputes related to the parties’ respective rights and duties as to mortgage insurance coverage on the Subject Loans. The consent of the GSEs required to implement the BofA Settlement Agreement was received in December 2014, and implementation of the agreement for Subject Loans owned by the GSEs or held in portfolio by the Insureds commenced on February 1, 2015. See Note 10 of Notes to Consolidated Financial Statements in our 2015 Form 10-K for additional information about the BofA Settlement Agreement.
We expect that a portion of previous Rescissions will be reinstated and previous Claim Denials will be resubmitted with the required documentation and ultimately paid; therefore, we have incorporated this expectation into our IBNR reserve estimate. Our IBNR reserve estimate for this activity was $22.8 million and $26.6 million at March 31, 2016 and December 31, 2015, respectively.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. Claim Curtailments due to servicer noncompliance with our insurance policies and servicing guidelines impact the severity of our claim payments. Claim Curtailments due to servicer noncompliance with our insurance policies and servicing guidelines were approximately $3 million for the three months ended March 31, 2016, compared to approximately $7 million for the three months ended March 31, 2015.
Our mortgage insurance total loss reserve as a percentage of our mortgage insurance total RIF was 2.0% at March 31, 2016, compared to 2.1% at December 31, 2015. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our reserves for losses by category and a reconciliation of our Mortgage Insurance segment’s beginning and ending reserves for losses and LAE.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our primary reserve per default (calculated as primary reserve excluding IBNR and other reserves divided by the number of primary defaults) was $24,959 and $24,019 at March 31, 2016 and December 31, 2015, respectively. This increase is primarily attributable to a seasonal decline in newer defaults, and therefore a shift in composition to defaults aged four months or more.
Total mortgage insurance claims paid of $127.7 million for the three months ended March 31, 2016 have decreased from claims paid of $207.1 million for the three months ended March 31, 2015, primarily due to the completion of the activities required by the BofA Settlement Agreement, which impacted claims paid from February 2015 through December 31, 2015. Claims paid in the first three months of 2015 were elevated due to $98.5 million of claim payments associated with the BofA Settlement Agreement. We currently expect claims paid of approximately $400 to $450 million for the full year of 2016.
The following table shows claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2016	2015
Net claims paid (1):
Prime	$74,432	$76,186
Alt-A	28,929	19,999
A minus and below	13,196	15,141
Total primary claims paid	116,557	111,326
Pool	7,389	8,874
Second-lien and other	345	(111)
Subtotal	124,291	120,089
Impact of captive terminations	(120)	(12,000)
Impact of settlements (2)	3,500	99,006
Total net claims paid	$127,671	$207,095

Average net claim paid (3):
Prime	$47.7	$44.0
Alt-A	63.0	54.6
A minus and below	36.8	35.9
Total average net primary claim paid	49.0	44.2
Pool	53.2	51.5
Second-lien and other	15.0	(12.3)
Total average net claim paid	$48.9	$44.5

Average direct primary claim paid (3) (4)	$49.6	$45.3
Average total direct claim paid (3) (4)	$49.5	$45.5
__________________

(1)	Net of reinsurance recoveries.

(2)	For 2015, includes the impact of the BofA Settlement Agreement.

(3)	Calculated without giving effect to the impact of the termination of captive transactions and settlements.

(4)	Before reinsurance recoveries.
Other Operating Expenses. Other operating expenses for the three months ended March 31, 2016, decreased modestly as compared to the same period in 2015, primarily as a result of the benefit of ceding commissions from the Single Premium QSR Transaction in the three months ended March 31, 2016, and the inclusion in March 2015 of expenses of $2.1 million from the financial guaranty segment, which were not allocated to discontinued operations. The benefit in the first quarter of 2016 was mainly offset by an increase in technology expenses associated with a significant investment in upgrading our systems.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense. These amounts reflect the allocated portion of interest on Radian Group’s long-term debt, excluding the Senior Notes due 2019. The allocated interest decreased in the three months ended March 31, 2016 compared to the same period in 2015. This decrease primarily resulted from our June 2015 purchases of an aggregate principal amount of $389.1 million of Convertible Senior Notes due 2017. This reduction was partially offset by increases for the three months ended March 31, 2016, compared to the same periods in 2015, as a result of our June 2015 issuance of $350 million aggregate principal amount of 5.250% Senior Notes due 2020 and our March 2016 issuance of $350 million aggregate principal amount of 7.000% Senior Notes due 2021. Interest expense allocated to the Mortgage Insurance segment also includes $9.9 million for the three months ended March 31, 2015 as a result of the reallocation of financial guaranty segment interest expense that was not allocated to discontinued operations. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Results of Operations—Services
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
The following table summarizes our Services segment’s results of operations for the three months ended March 31, 2016 and 2015:

			$ Change
	Three Months Ended March 31, 2016		Favorable (Unfavorable)
($ in millions)	2016	2015	2016 vs. 2015
Adjusted pretax operating loss (1)	$(9.9)	$(2.0)	$(7.9)
Services revenue	32.2	31.5	0.7
Direct cost of services	22.1	19.3	(2.8)
Gross profit on services	10.1	12.3	(2.2)
Other operating expenses	15.6	9.8	(5.8)
Interest expense	4.4	4.4	—
________________________

(1)	Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments.
The Services segment is a fee-for-service business, with revenue derived from: (i) loan review and due diligence services; (ii) surveillance services, including RMBS surveillance, loan servicer oversight, loan-level servicing compliance reviews and operational reviews of mortgage servicers and originators; (iii) valuation and component services that provide outsourcing and technology solutions for the SFR and residential real estate markets, as well as outsourced solutions for appraisal, title and closing services offered through Red Bell and ValuAmerica; (iv) REO management services; and (v) services for the United Kingdom and European mortgage markets through our EuroRisk operations.
Adjusted pretax operating loss. Our Services segment’s adjusted pretax operating loss was $9.9 million for the three months ended March 31, 2016 compared to $2.0 million for the three months ended March 31, 2015. The increase in our adjusted pretax operating loss in 2016 compared to 2015 was primarily driven by a decrease in gross profit and an increase in other operating expenses.
Services Revenue. Revenue increased slightly for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to a full three months of Red Bell and ValuAmerica operations in 2016, which were acquired in March 2015 and October 2015, respectively. These increases were mainly offset by a decline in revenues associated with decreased activity from the SFR securitization market. Additionally, the increased burden on loan originators to implement and comply with TRID, which went into effect in the fourth quarter of 2015, resulted in a slowdown in the volume of newly originated loans and had a negative impact on our loan review and due diligence revenues due to delays in the closing of mortgage loans.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The top 10 customers of the Services segment generated approximately 51% of the services revenue for the three months ended March 31, 2016 as compared to 60% for the same period of 2015. The largest single customer generated approximately 10% of the services revenue for the three months ended March 31, 2016 as compared to 13% for three months ended March 31, 2015.
Valuation and component services revenue for the three months ended March 31, 2016 and 2015 includes revenue from SFR securitizations as well as revenue from financial institutions that extend loans to institutional investors to fund purchases of homes for the SFR market. Approximately 9% and 22% of services revenue for the three months ended March 31, 2016 and 2015, respectively, related to the SFR market, including SFR securitizations. This decrease has been driven by a decline in the pace of home purchases by institutional investors and a slowdown in SFR securitizations, which negatively impacted our revenue in both 2015 and the first quarter of 2016. This trend is expected to continue throughout the remainder of 2016.
The chart below provides the composition of services revenue on a quarterly basis for periods subsequent to the June 30, 2014 acquisition of Clayton.
Direct Cost of Services. Direct cost of services primarily consists of employee compensation and related payroll benefits, and, to a lesser extent, other direct costs of providing services, such as travel and related expenses incurred in providing client services and costs paid to outside vendors. Direct cost of services is primarily affected by the level of services being provided and, therefore, is correlated to the level of services revenue.
Gross Profit on Services. For the three months ended March 31, 2016 and 2015, our services revenues were $32.2 million and $31.5 million, respectively, and our gross profit on services represented approximately 32% and 39%, respectively, of our services revenues. The reduction in our services gross profit percentage for the three months ended March 31, 2016, as compared to the same period of 2015, was primarily due to a decrease in revenue associated with SFR securitizations, which generally has relatively higher gross profits, as well as higher than anticipated direct costs associated with TRID compliance, and a shift in the mix of services and specific client assignments during the quarter.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Operating Expenses. Other operating expenses primarily consist of compensation costs not classified as direct cost of services because they are related to employees, such as sales and corporate employees, who are not directly involved in providing client services. For both the three months ended March 31, 2016 and 2015, compensation-related costs represent approximately 60% of the segment’s other operating expenses. The increase in compensation-related costs the first three months ended March 31, 2016 as compared to the same period of 2015, is primarily due to severance of approximately $2.3 million directly related to cost reduction initiatives, in combination with the increase in compensation expense resulting from a full three months of expense in 2016 from Red Bell and ValuAmerica, acquired in March 2015 and October 2015, respectively. Other operating expenses also include other selling, general and administrative expenses, depreciation, and allocations of corporate general and administrative expenses. Other operating expenses for the three months ended March 31, 2016 also include an allocation of corporate operating expenses of $1.8 million, compared to $1.0 million for the three months ended March 31, 2015.
Interest Expense. For the three months ended March 31, 2016 and 2015, interest expense represents all of the interest expense related to our Senior Notes due 2019, the proceeds of which were used to fund our acquisition of Clayton.

Off-Balance Sheet Arrangements
There have been no material changes in off-balance sheet arrangements from those specified in our 2015 Form 10-K.
Contractual Obligations and Commitments
There have been no material changes outside of the ordinary course of business in our contractual obligations and commitments from those specified in our 2015 Form 10-K, except as follows:

•
In March 2016, Radian Group issued $350 million aggregate principal amount of Senior Notes due 2021 and received net proceeds of approximately $343.5 million. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

•
In March 2016, Radian Group entered into privately negotiated agreements to purchase, for cash or a combination of cash and shares of Radian Group common stock, aggregate principal amounts of $30.1 million and $288.4 million, respectively, of our outstanding Convertible Senior Notes due 2017 and 2019. Radian Group funded the purchases with $191.5 million in cash (plus accrued and unpaid interest due on the purchased notes) and by issuing to the sellers approximately 17.0 million shares of Radian Group common stock. Following the purchases described above, approximately $22.2 million and $101.6 million, respectively, of the principal amounts of the Convertible Senior Notes due 2017 and 2019 remained outstanding as of March 31, 2016. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
Radian Group serves as the holding company for our insurance and other subsidiaries and does not have any operations of its own. At March 31, 2016, Radian Group had immediately available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of approximately $393 million. This amount excludes certain additional cash and liquid investments that have been advanced from our subsidiaries for corporate expenses and interest payments, but includes $89 million that has been deposited with the IRS in connection with our dispute with the IRS related to the Deficiency Amount from the IRS’s examination of our 2000 through 2007 consolidated federal income tax returns. We have the ability to recall this deposit at any time.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the first quarter of 2016, we completed a series of transactions to strengthen our financial position. The combination of these actions had the impact of decreasing diluted shares outstanding, improving Radian Group’s debt maturity profile and improving Radian Guaranty’s position under the PMIERs Financial Requirements. This series of capital and debt maturity management transactions is summarized as follows:

CAPITAL AND DEBT MATURITY MANAGEMENT
• Issued $350 million aggregate principal amount of Senior Notes due 2021 for net proceeds of approximately $343.5 million;
• Purchased aggregate principal amounts of approximately $30.1 million and $288.4 million, respectively, of our outstanding Convertible Senior Notes due 2017 and 2019, for a combination of approximately $191.5 million in cash and 17.0 million shares of Radian Group common stock;

• Terminated the portion of the capped call transactions related to the purchased Convertible Senior Notes due 2017, and received consideration of 0.2 million shares of Radian Group common stock;
• Completed the share repurchase program announced in January 2016, by purchasing an aggregate of 9.4 million shares of Radian Group common stock for $100.2 million, which includes commissions; and
• Entered into the Single Premium QSR Transaction, which had the effect of increasing the amount by which Radian Guaranty’s Available Assets exceed its Minimum Required Assets under the PMIERs Financial Requirements.

The net increase in our holding company liquidity of approximately $50.3 million resulting from these transactions is included in the $393 million of unrestricted cash and liquid investments maintained by our holding company as of March 31, 2016. The above purchases of Convertible Senior Notes due 2017 and 2019, combined with the issuance of the Senior Notes due 2021, improved Radian Group’s debt maturity profile by increasing the time to maturity for our long-term debt. No further purchase authority remains under our share repurchase program. See Notes 7, 10 and 16 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the individual transactions.
Radian Group’s principal liquidity demands for the next 12 months are expected to include: (i) the payment of corporate expenses; (ii) interest payments on our outstanding long-term debt; and (iii) the payment of dividends on our common stock. These items occur in the ordinary course of our business and are expected to continue to result in liquidity demands in periods beyond the next twelve months.
Radian Group’s principal liquidity demands for the next 12 months could also include: (i) conversion settlements, repurchases or early redemptions of portions of our long-term debt; (ii) potential investments to support our strategy of growing our businesses; and (iii) potential payments to the U.S. Treasury resulting from our ongoing dispute with the IRS relating to the examination of our 2000 through 2007 consolidated federal income tax returns, as discussed below. These items could result in liquidity demands in the next twelve months or in future periods.
Long-Term Debt. On a quarterly basis, we evaluate whether the conversion threshold requirements for our Convertible Senior Notes due 2017 and our Convertible Senior Notes due 2019 have been met. As of March 31, 2016, the holders of our Convertible Senior Notes due 2017 and of our Convertible Senior Notes due 2019 are not eligible to exercise their conversion rights during the three-month period ending June 30, 2016. In the event the conversion threshold requirements are met in the future, we may elect, in our sole discretion, to settle any Convertible Senior Notes due 2019 in the form of cash, common shares or a combination thereof. In the case of the Convertible Senior Notes due 2017, the principal amount must be settled in cash, with the conversion premium to be settled in cash or common shares at our discretion. We cannot predict whether holders of our Convertible Senior Notes will choose to exercise their conversion rights prior to maturity. See Note 11 of Notes to Consolidated Financial Statements in our 2015 Form 10-K for further information about our Convertible Senior Notes due 2017 and 2019.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We may redeem at our option all or part of our Convertible Senior Notes due 2019, as long as the daily last reported sale price of our common stock is at least 130% of the then-current conversion price for at least 20 out of the immediately preceding 30 consecutive trading days before the delivery of a redemption notice. This threshold is equal to $13.78 per share and is subject to adjustments made pursuant to the terms of the indenture for the notes. The conversion rate initially is 94.3396 shares of our common stock per $1,000 principal amount of notes (corresponding to an initial conversion price of approximately $10.60 per share of common stock), subject to adjustment in certain events. See Note 11 of Notes to Consolidated Financial Statements in our 2015 Form 10-K for further information.
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on most of our outstanding long-term debt. Payments of such corporate expenses for the next 12 months, excluding interest payments on our long-term debt, are expected to be between $45 million and $50 million, which are expected to be reimbursed by our subsidiaries under our existing expense-sharing arrangements. For the same period, payments of interest on our long-term debt are expected to be approximately $80 million, a significant portion of which is expected to be reimbursed by our subsidiaries under our existing expense-sharing arrangements. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be modified or revoked at any time.
Capital Support for Subsidiaries. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain eligible insurers of loans purchased by the GSEs. The PMIERs became effective on December 31, 2015. See Note 1 in Notes to Consolidated Financial Statements for additional information.
In the first quarter of 2016, in order to proactively manage the risk and return profile of Radian Guaranty’s insured portfolio and continue managing its position under the PMIERs Financial Requirements in a cost-effective manner, Radian Guaranty entered into the Single Premium QSR Transaction with a panel of third-party reinsurers. The Single Premium QSR Transaction had the effect of increasing the amount by which Radian Guaranty’s Available Assets exceed its Minimum Required Assets under the PMIERs Financial Requirements. The Single Premium QSR Transaction strengthens Radian Guaranty’s financial position and better positions it to seek to redeem a portion or possibly all of its $325 million Surplus Note as early as June 30, 2016, as discussed below. The GSEs have approved the Single Premium QSR Transaction and allowed full credit under the PMIERs for the risk ceded under the agreement. The credit that we receive under the PMIERs Financial Requirements for our third-party reinsurance transactions, including our QSR Transactions and our Single Premium QSR Transaction, is subject to review by the GSEs periodically. Radian Guaranty began ceding business under the Single Premium QSR Transaction effective January 1, 2016.
Radian Guaranty is in full compliance with the PMIERs, including the PMIERs Financial Requirements. At March 31, 2016, Radian Guaranty’s Available Assets under the PMIERs totaled approximately $4.3 billion, resulting in an excess of approximately $500 million over its Minimum Required Assets of approximately $3.8 billion. This cushion increased significantly from December 31, 2015, primarily as a result of the positive impact of the Single Premium QSR Transaction discussed above as well as a decrease in Minimum Required Assets on its direct business. Excluding the impact of any repayment of the Surplus Note by Radian Guaranty, we expect this cushion to increase over time based, in part, on our expectations regarding the future financial performance of Radian Guaranty. Radian Guaranty is not expected to require any additional capital contributions in order to remain compliant with the PMIERs Financial Requirements.
Radian Guaranty’s Risk-to-capital was 12.5 to 1 as of March 31, 2016. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for more information. Our combined Risk-to-capital, which represents the consolidated Risk-to-capital measure for all of our Mortgage Insurance subsidiaries (including affiliated reinsurers), was 12.9 to 1 as of March 31, 2016.
Although we do not believe it is likely in light of the PMIERs Financial Requirements, Radian Group could also be required to provide additional capital support for Radian Guaranty and our other mortgage insurance subsidiaries if additional capital is required pursuant to future changes to insurance laws and regulations. The NAIC is in the process of reviewing the minimum capital and surplus requirements for mortgage insurers and considering changes to the Model Act. While the outcome of this process is not known, we expect that the capital requirements in states that adopt the new Model Act may increase as a result of the changes; however, we do not believe the changes to the Model Act will result in financial requirements that require greater capital than the level required under the PMIERs Financial Requirements.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dividends. Our quarterly common stock dividend is currently $0.0025 per share and, based on our current outstanding shares of common stock, we would require approximately $2.1 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of March 31, 2016, our capital surplus was $2.7 billion, representing our dividend limitation under Delaware law.
IRS Matter. In addition to the items discussed above, in the event a final judgment or compromised settlement agreement is reached in Radian Group’s ongoing dispute with the IRS, Radian Group may be required to make a payment to the U.S. Treasury to resolve our dispute with the IRS related to the Deficiency Amount from the examination of our 2000 through 2007 consolidated federal income tax returns. On December 3, 2014, we petitioned the U.S. Tax Court to litigate the Deficiency Amount. On September 1, 2015, we received a notice that the case had been scheduled for trial. However, the parties jointly filed, and the U.S. Tax Court approved, motions for continuance in this matter to postpone the trial date. The litigation could take several years to resolve and may result in substantial legal expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached. As such, there remains significant uncertainty with regard to the amount and timing of any potential payments. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the IRS matter.
Sources of Liquidity. In addition to existing available cash and marketable securities, Radian Group’s principal sources of cash to fund short-term liquidity needs include: (i) payments made to Radian Group under tax- and expense-sharing arrangements with our subsidiaries, as discussed above; (ii) potential dividend payments from Clayton, if any, in excess of payments due under tax-and expense-sharing arrangements; and (iii) amounts, if any, that Radian Guaranty redeems under the Surplus Note.
At March 31, 2016, the Surplus Note had a principal balance of $325 million with a zero percent interest rate. The Surplus Note is scheduled to mature on December 31, 2025. After giving effect to the Single Premium QSR Transaction and our expectations regarding Radian Guaranty’s future financial performance, which are subject to substantial risks and uncertainties, we currently expect that Radian Guaranty will be in a position to seek to redeem a portion and possibly all of the Surplus Note as early as June 30, 2016. Any redemption of the Surplus Note by Radian Guaranty would increase our holding company liquidity by the amount of the redemption. Any early redemption of the Surplus Note is subject to approval by the Pennsylvania Insurance Department. The GSEs have approved early redemption of the note based on the following criteria:

•	Radian Guaranty may redeem 50% of the Surplus Note balance on or after June 30, 2016;

•
On or after June 30, 2016, and prior to May 31, 2017, in addition to amounts paid above, Radian Guaranty may redeem the note balance up to the amount by which Available Assets then exceed Minimum Required Assets (as defined in the PMIERs) less $150 million; and

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
We regularly evaluate opportunities, based on market conditions, to finance our operations by accessing the capital markets or other types of indebtedness with institutional lenders, and consider various measures to improve our capital and liquidity positions, as well as to strengthen our balance sheet and improve Radian Group’s debt maturity profile. In the past, we have repurchased and exchanged, prior to maturity, some of our outstanding debt, and in the future, we may, from time to time, seek to redeem, repurchase or exchange for other securities, some or all of our outstanding debt, prior to maturity, in the open market, through other public or private transactions, including pursuant to one or more tender offers, or through any combination of the foregoing, as circumstances may allow. The timing or amount of any potential transactions will depend on a number of factors, including market opportunities and our views regarding our capital and liquidity positions and potential future needs. There can be no assurance that any such transactions will be completed on favorable terms, or at all.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Radian Group—Long-Term Liquidity Needs
In addition to the items identified above with respect to our short-term liquidity needs, our most significant needs for liquidity beyond the next 12 months are expected to include:

(1)	the repayment of our outstanding long-term debt, consisting of:

•	$195.5 million principal amount of outstanding debt due in June 2017;

•
$22.2 million principal amount of convertible debt due in November 2017, which must be settled in cash, plus, any related conversion premium which may, at our option, be settled in cash, common shares or a combination thereof;

•
$101.6 million principal amount of convertible debt due in March 2019 for which the principal amount, if converted, and any conversion premium may, at our option, be settled in cash, common shares or a combination thereof;

•	$300 million principal amount of outstanding debt due in June 2019;

•	$350 million principal amount of outstanding debt due in June 2020;

•	$350 million principal amount of outstanding debt due in March 2021; and

(2)	potential additional capital contributions to our subsidiaries.
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
We expect to meet the long-term liquidity needs of Radian Group with a combination of: (i) available cash and marketable securities; (ii) private or public issuances of debt or equity securities, which we may not be able to do on favorable terms, if at all; (iii) cash received under tax- and expense-sharing arrangements with our subsidiaries; (iv) dividends from our subsidiaries, including Clayton, to the extent available; and (v) amounts, if any, that Radian Guaranty redeems under the Surplus Note.
Mortgage Insurance
As of March 31, 2016, our Mortgage Insurance segment maintained claims paying resources of $4.3 billion on a statutory basis, which consist of contingency reserves, policyholders’ surplus, unearned premium reserves (premiums received but not yet earned) and loss reserves.
The principal demands for liquidity in our mortgage insurance business include the payment of claims and potential claim settlement transactions, operating expenses (including those allocated from Radian Group) and taxes. Radian Guaranty currently expects to seek to redeem a portion or possibly all of the Surplus Note to Radian Group in 2016, and any remaining amount in 2017. The principal sources of liquidity in our mortgage insurance business currently include insurance premiums, net investment income, cash flows from investment sales and maturities and, potentially, capital from Radian Group. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a substantial portion of the funds necessary to satisfy their claim payments, operating expenses and taxes for the foreseeable future.
Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain eligible insurers of loans purchased by the GSEs. The PMIERs became effective on December 31, 2015. See “Radian Group—Short-Term Liquidity Needs” and Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information. Radian Guaranty is in full compliance with the PMIERs, including the PMIERs Financial Requirements.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Freddie Mac Agreement
At March 31, 2016 and December 31, 2015, Radian Guaranty had $75.3 million and $74.7 million, respectively, in a collateral account pursuant to the Freddie Mac Agreement. This collateral account, which contains investments primarily invested in and classified as part of our trading securities, is pledged to cover Loss Mitigation Activity on the loans subject to the Freddie Mac Agreement. Subject to certain conditions in the Freddie Mac Agreement, amounts in the collateral account may be released to Radian Guaranty over time to the extent that Loss Mitigation Activity becomes final in accordance with the terms of that agreement. If, as of August 29, 2017, the amount of additional Loss Mitigation Activity that has become final in accordance with the Freddie Mac Agreement is less than approximately $74 million, then any shortfall will be paid to Freddie Mac from the funds remaining in the collateral account, subject to certain adjustments designed to allow for any Loss Mitigation Activity that has not become final or any claims evaluation that has not been completed as of that date. As of March 31, 2016, we have approximately $57.3 million, recorded in reserve for losses, that we expect to be paid to Freddie Mac from the funds expected to be remaining in the collateral account as of the August 29, 2017 measurement date.
Services
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
Liquidity levels may fluctuate depending on the levels and contractual timing of our invoicing and the payment practices of the Services clients, in combination with the timing of Services’ payments for employee compensation and to external vendors. The amount, if any, and timing of the Services segment’s dividend paying capacity will depend primarily on the amount and availability of excess cash flow generated by the segment.
We believe that the cash flows generated by Services’ operations will provide the funds necessary to satisfy substantially all of the Services segment’s needs for the foreseeable future. However, the segment’s activities are primarily affected by transaction volume, which is subject to fluctuation due to market conditions and depends on maintaining successful client relationships. Any potential dividend payments to Radian Group would be adversely impacted and funding support may be required for the Services segment if unanticipated events and circumstances were to result in lower earnings or cash flow than expected. In the event the cash flow from operations of the Services segment is not adequate to fund all of its needs, Radian Group may be required to provide additional funds to the Services segment in the form of a capital contribution or an intercompany note.
Cash Flows
Net cash provided by operating activities increased for the three months ended March 31, 2016, compared to net cash used in operating activities in the same period of 2015. This increase in cash provided by operating activities was primarily due to a reduction in total claims paid, due to elevated claims payments completed in 2015 associated with the BofA Settlement Agreement. This increase was partially offset by a reduction in net premiums written for the three months ended March 31, 2016, compared to the same period in 2015.
Net cash flows used in investing activities increased for the first three months ended March 31, 2016, compared to net cash provided by investing activities in the same period of 2015, primarily due to an increase in purchases, net of proceeds, of fixed-maturity investments available for sale and partially offset by an increase in net sales and redemptions of short-term investments.
Net cash flows provided by financing activities for the first three months ended March 31, 2016, increased compared to the same period of 2015, primarily from the issuance of $350 million aggregate principal amount of Senior notes due 2021, partially offset by purchases of aggregate principal amounts of approximately $30.1 million and $288.4 million, respectively, of our outstanding Convertible Senior Notes due 2017 and 2019, which were partially settled in cash in the amount of $191.5 million. In addition, we completed the share repurchase program, and purchased an aggregate of 9.4 million shares of Radian Group common stock for $100.2 million, which includes commissions. See “Item 1. Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stockholders’ Equity
Stockholders’ equity was $2.7 billion at March 31, 2016, compared to $2.5 billion at December 31, 2015. The increase in stockholders’ equity resulted primarily from: (i) our net income of $66.2 million for the three months ended March 31, 2016; (ii) the impact of our recently completed debt and equity transactions to strengthen Radian’s capital position, which increased stockholder’s equity by $51.4 million, excluding the $46.9 million after-tax impact from the loss on induced conversion and debt extinguishment already reflected in net income; and (iii) net unrealized gains on investment of $41.5 million. See “—2016 Developments—Capital and Debt Maturity Management” for additional information.
Ratings
Radian Group and Radian Guaranty have been assigned the ratings set forth in the chart below, reflecting upgrades from Moody’s in January 2016 and from S&P in March 2016. We believe that ratings often are considered by others in assessing our credit strength and the financial strength of our primary mortgage insurance subsidiary.

	Moody’s (1)	S&P (2)
Radian Group	Ba3	BB-
Radian Guaranty	Baa3	BBB-
___________________

(1)	Moody’s outlook for Radian Group and Radian Guaranty is currently Stable.

(2)	S&P’s outlook for Radian Group and Radian Guaranty is currently Positive.

Critical Accounting Policies
As of the filing date of this report, there were no significant changes in our critical accounting policies from those discussed in our 2015 Form 10-K. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for accounting pronouncements issued but not yet adopted that may impact the Company’s consolidated financial position, earnings, cash flows or disclosures.

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
We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our investment portfolio at March 31, 2016 and December 31, 2015 was $4.5 billion and $4.3 billion, respectively, of which 99.6% and 99.9%, respectively, was invested in fixed-income securities. We calculate the duration of our fixed-income securities, expressed in years, in order to estimate interest-rate sensitivity of these securities. At March 31, 2016, a 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $218.3 million, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $223.9 million. At March 31, 2016, the average duration of the fixed-income portfolio was 5.0 years compared to 4.3 years at December 31, 2015, reflecting an increase in the percentage of corporate bonds and notes as well as a decrease in the percentage of short-term securities in the portfolio.
We analyze (i) the interest rate sensitivities of our liabilities; (ii) entity specific cash flows; and (iii) our current risk appetite to assist us in setting duration targets for the investment portfolio.
Foreign Exchange Rate Risk
As of March 31, 2016 and December 31, 2015, we did not hold any foreign currency denominated securities in our investment portfolio. Exchange gains and losses on foreign currency transactions from our foreign operations have not been material due to the limited amount of business performed in those locations. Currency risk is further limited because, in general, both the revenues and expenses of our foreign operations are denominated in their respective functional currencies, based on the countries in which the operations occur.
Equity Market Price
At March 31, 2016, both the market value and cost of the equity securities in our investment portfolio were $0.5 million. None of these equity securities were classified as trading securities. At December 31, 2015, the market value and cost of the equity securities in our investment portfolio were $100.4 million and $102.6 million, respectively. Included in the market value and cost of our equity securities at December 31, 2015 is $25.0 million and $27.0 million, respectively, of securities classified as trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce the value of our investment portfolio held in equity investments by $0.1 million as of March 31, 2016.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2016, pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
We are routinely involved in a number of legal actions, reviews and audits, as well as inquiries and investigations by various regulatory entities involving compliance with laws or other regulations, the outcome of which are uncertain. These legal proceedings could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. Except as set forth below, there have been no material developments in the legal proceedings disclosed in our 2015 Form 10-K, in Part I, Item 3, “Legal Proceedings” and no additional reportable legal proceedings for the three months ended March 31, 2016.
We are contesting adjustments resulting from the examination by the IRS of our 2000 through 2007 consolidated federal income tax returns. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests and has proposed denying the associated tax benefits of these items. We appealed these proposed adjustments to Appeals and made “qualified deposits” with the U.S. Treasury of approximately $85 million in June 2008 relating to the 2000 through 2004 tax years and approximately $4 million in May 2010 relating to the 2005 through 2007 tax years, in order to avoid the accrual of incremental above-market-rate interest with respect to the proposed adjustments.
We attempted to reach a compromised settlement with Appeals, but in September 2014 we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties of approximately $157 million. The Deficiency Amount has not been reduced to reflect our NOL carryback ability. As of March 31, 2016, there also would be interest of approximately $127 million related to these matters. Depending on the outcome, additional state income taxes, penalties and interest (estimated in the aggregate to be approximately $33 million as of March 31, 2016) also may become due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of approximately $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We currently believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim. On December 3, 2014, we petitioned the U.S. Tax Court to litigate the Deficiency Amount. On September 1, 2015, we received a notice that the case had been scheduled for trial. However, the parties have jointly filed, and the U.S. Tax Court has approved, motions for continuance in this matter to postpone the trial date. Also, in February 2016, the U.S. Tax Court approved a joint motion to consolidate for trial, briefing and opinion our case with a similar case involving MGIC Investment Corporation. The litigation could take several years to resolve and may result in substantial legal expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached. We believe that an adequate provision for income taxes has been made for the potential liabilities that may result from this matter. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.
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

Item 1A. Risk Factors.
There have been no material changes to our risk factors from those previously disclosed in our 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuance of Unregistered Securities
On March 21, 2016, March 22, 2016 and March 24, 2016, we issued 11,914,620; 4,673,478 and 393,690 shares; respectively, of Radian Group common stock in separately negotiated transactions with certain holders of the Convertible Senior Notes due 2017 and 2019. These issuances were made in connection with, and as partial consideration for, the purchases of aggregate principal amounts of $30.1 million and $288.4 million of our Convertible Senior Notes due 2017 and 2019, respectively, for cash or a combination of cash and shares of Radian Group common stock. See Notes 10 and 16 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the individual transactions.
The shares issued pursuant to these transactions were issued to “qualified institutional buyers” within the meaning of Rule 144A promulgated under the Securities Act and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and corresponding provisions of state securities laws.
Issuer Purchases of Equity Securities
The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended March 31, 2016.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs
Share repurchase program
1/1/2016 to 1/31/2016	—		—	$—
2/1/2016 to 2/29/2016	9,437,227	(1)	9,437,227	—
3/1/2016 to 3/31/2016	—		—	—
Share repurchase program total	9,437,227	(1)	9,437,227	—
Other purchases (2)	217,070	$11.86	—	—
Total	9,654,297		9,437,227	$—

______________________

(1)
On January 15, 2016, we announced that our board of directors had approved a share repurchase program that authorized the Company to spend up to an aggregate of $100 million to repurchase Radian Group common stock. The authorization was effective immediately and set to expire on December 31, 2016. Pursuant to this authorization, we purchased a total of 9,437,227 shares of Radian Group common stock, at an average price of $10.62 per share, which includes commissions. No further purchase authority remains under this share repurchase program.

(2)
In connection with our March 2016 purchases of Convertible Senior Notes due 2017, we terminated a corresponding portion of the capped call transactions we had entered into related to the initial issuance of the Convertible Senior Notes due 2017. As a result of this termination, we received consideration of 217,070 shares of Radian Group common stock, which was valued at approximately $2.6 million based on the stock price on the closing date of $11.86.

Item 6. Exhibits.
The information required by this item is set forth on the Exhibit Index that follows the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

May 6, 2016	/s/ J. FRANKLIN HALL
J. Franklin Hall
Executive Vice President, Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
4.1
Senior Indenture dated as of March 4, 2013 between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 27, 2013 and filed on March 4, 2013)

4.2
Fourth Supplemental Indenture dated as of March 18, 2016 between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated March 15, 2016 and filed on March 18, 2016)

4.3	Form of 7.000% Senior Note due 2021 (included as Exhibit A to the Fourth Supplemental Indenture in Exhibit 4.2)
*+10.1	Severance Agreement and Release, effective March 30, 2016, between Joseph D’Urso and Radian Group Inc.
*12	Statement of Ratio of Earnings to Fixed Charges
*31	Rule 13a - 14(a) Certifications
**32	Section 1350 Certifications
*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015; (iv) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity for the three months ended March 31, 2016, and 2015; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016, and 2015; and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

_______________________
* Filed herewith.
** Furnished herewith.
+ Management contract, compensatory plan or arrangement.