Form 10-Q
period 2016-06-30
RADIAN GROUP INC
filed 2016-08-05
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 214,364,262 shares of common stock, $0.001 par value per share, outstanding on August 3, 2016.

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

Foreclosure Stage Default	The Stage of Default indicating that the foreclosure sale has been scheduled or held
Freddie Mac	Federal Home Loan Mortgage Corporation
Freddie Mac Agreement	The Master Transaction Agreement between Radian Guaranty and Freddie Mac entered into in August 2013

Term	Definition
Future Legacy Loans	With respect to the BofA Settlement Agreement, Legacy Loans where a claim decision has been or will be communicated by Radian Guaranty after February 13, 2013
GAAP	Accounting principles generally accepted in the United States of America
Green River Capital	Green River Capital LLC, a wholly-owned subsidiary of Clayton
GSEs	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
HARP	Home Affordable Refinance Program
IBNR	Losses incurred but not reported
IIF	Insurance in force
Initial QSR Transaction	Initial quota share reinsurance agreement entered into with a third-party reinsurance provider in the second quarter of 2012
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

Term	Definition
PMIERs Financial Requirements	Financial requirements of the PMIERs
Prior Master Policy	Radian Guaranty’s master insurance policy in effect prior to the effective date of its 2014 Master Policy
QSR	Quota share reinsurance
QSR Transactions	The Initial QSR Transaction and Second QSR Transaction, collectively
Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Asset Assurance	Radian Asset Assurance Inc., a New York domiciled insurance company that was formerly a subsidiary of Radian Guaranty
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

SFR	Single family rental
Single Premium Policy/Policies	Insurance policies where premiums are paid in a single payment at origination
Single Premium QSR Transaction	Quota share reinsurance agreement covering Single Premium Policies that was entered into with a panel of six third-party reinsurance providers in the first quarter of 2016, effective January 1, 2016
Stage of Default	The stage a loan is in relative to the foreclosure process, based on whether a foreclosure sale has been scheduled or held
Statutory RBC Requirement	Risk-based capital requirement imposed by the RBC States, requiring a minimum surplus level and, in certain states, a minimum ratio of statutory capital relative to the level of risk
Structured Transactions
With respect to mortgage insurance, transactions in which mortgage insurance is provided on a group of mortgages after they have been originated. Structured Transactions contrast with Flow Business, in which mortgage insurance is provided on mortgages on an individual loan basis as they are originated

Subject Loans	Loans covered under the BofA Settlement Agreement, comprising Legacy Loans and Servicing Only Loans
Surplus Note	An intercompany 0.000% surplus note due December 31, 2025 ($325 million principal amount), issued by Radian Guaranty to Radian Group in December 2015 and repaid by Radian Guaranty on June 30, 2016
Time in Default	The time period from the point a loan reaches default status (based on the month the default occurred) to the current reporting date
TRID	Truth in Lending Act - Real Estate Settlement Procedures Act of 1974 (“RESPA”) Integrated Disclosure
U.S.	The United States of America
U.S. Treasury	United States Department of the Treasury
ValuAmerica	ValuAmerica, Inc., a wholly-owned subsidiary of Clayton
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
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Exchange Act and the U.S. Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment. New risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:

•
changes in general economic and political conditions, including in particular but without limitation, unemployment rates, interest rates and changes in housing markets and mortgage credit markets that could impact the size of the insurable market and the credit performance of our insured portfolio;

•	changes in the way customers, investors, regulators or legislators perceive the performance and financial strength of private mortgage insurers;

•	Radian Guaranty’s ability to remain eligible under the PMIERs and other applicable requirements imposed by the Federal Housing Finance Agency and by the GSEs to insure loans purchased by the GSEs;

•	our ability to successfully execute and implement our capital plans and to maintain sufficient holding company liquidity to meet our short- and long-term liquidity needs;

•	our ability to successfully execute and implement our business plans and strategies, including in particular but without limitation, plans and strategies that require GSE and/or regulatory approvals;

•	our ability to maintain an adequate level of capital in our insurance subsidiaries to satisfy existing and future state regulatory requirements;

•	changes in the charters or business practices of, or rules or regulations imposed by or applicable to the GSEs, including the GSEs’ interpretation and application of the PMIERs to Radian Guaranty;

•	changes in the current housing finance system in the U.S., including in particular but without limitation, the role of the FHA, the GSEs and private mortgage insurers in this system;

•	any disruption in the servicing of mortgages covered by our insurance policies, as well as poor servicer performance;

•	a significant decrease in the Persistency Rates of our Monthly Premium Policies;

•	heightened competition in our mortgage insurance business, including in particular but without limitation, increased price competition and competition from other forms of credit enhancement;

•	the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act on the financial services industry in general, and on our businesses in particular;

•	the adoption of new laws and regulations, or changes in existing laws and regulations, or the way they are interpreted;

•
the outcome of legal and regulatory actions, reviews, audits, inquiries and investigations that could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business;

•
the amount and timing of potential payments or adjustments associated with federal or other tax examinations, including deficiencies assessed by the IRS resulting from its examination of our 2000 through 2007 tax years, which we are currently contesting;

•	the possibility that we may fail to estimate accurately the likelihood, magnitude and timing of losses in connection with establishing loss reserves for our mortgage insurance business;

•	volatility in our results of operations caused by changes in the fair value of our assets and liabilities, including a significant portion of our investment portfolio;

•	changes in GAAP or SAP rules and guidance, or their interpretation;

•	legal and other limitations on dividends and other amounts we may receive from our subsidiaries; and

•	the possibility that we may need to impair the carrying value of goodwill established in connection with our acquisition of Clayton.
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

PART I—FINANCIAL INFORMATION

Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2016	December 31, 2015
($ in thousands, except share amounts)
ASSETS
Investments (Note 5)
Fixed-maturities available for sale—at fair value (amortized cost $2,614,680 and $1,893,356)	$2,711,395	$1,865,461
Equity securities available for sale—at fair value (cost $500 and $75,538)	500	75,430
Trading securities—at fair value	1,123,038	1,279,137
Short-term investments—at fair value	800,465	1,076,944
Other invested assets	1,516	1,714
Total investments	4,636,914	4,298,686
Cash	55,062	46,898
Restricted cash	9,298	13,000
Accounts and notes receivable	77,170	61,734
Deferred income taxes, net (Note 9)	444,513	577,945
Goodwill and other intangible assets, net (Note 6)	282,703	289,417
Prepaid reinsurance premium	229,231	40,491
Other assets (Note 8)	332,372	313,929
Total assets	$6,067,263	$5,642,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$677,599	$680,300
Reserve for losses and loss adjustment expense (“LAE”) (Note 10)	848,379	976,399
Long-term debt (Note 11)	1,278,051	1,219,454
Reinsurance funds withheld (Note 1)	163,360	—
Other liabilities	294,507	269,016
Total liabilities	3,261,896	3,145,169
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock: par value $.001 per share; 485,000,000 shares authorized at June 30, 2016 and December 31, 2015; 231,844,615 and 224,432,465 shares issued at June 30, 2016 and December 31, 2015, respectively; 214,283,918 and 206,871,768 shares outstanding at June 30, 2016 and December 31, 2015, respectively	232	224
Treasury stock, at cost: 17,560,697 shares at June 30, 2016 and December 31, 2015	(893,176)	(893,176)
Additional paid-in capital	2,781,136	2,716,618
Retained earnings	855,070	691,742
Accumulated other comprehensive income (loss) (“AOCI”) (Note 14)	62,105	(18,477)
Total stockholders’ equity	2,805,367	2,496,931
Total liabilities and stockholders’ equity	$6,067,263	$5,642,100

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Revenues:
Net premiums earned—insurance	$229,085	$237,437	$450,035	$462,032
Services revenue	38,294	43,503	69,894	74,133
Net investment income	28,839	19,285	56,040	36,613
Net gains (losses) on investments and other financial instruments	30,527	28,448	61,813	45,227
Other income	3,423	1,743	5,338	3,074
Total revenues	330,168	330,416	643,120	621,079
Expenses:
Provision for losses	49,725	32,560	92,716	77,588
Policy acquisition costs	5,393	6,963	11,782	14,713
Direct cost of services	24,858	23,520	46,607	42,773
Other operating expenses	65,680	67,731	124,669	121,505
Interest expense	22,546	24,501	44,080	48,886
Loss on induced conversion and debt extinguishment (Note 11)	2,108	91,876	57,678	91,876
Amortization and impairment of intangible assets	3,311	3,281	6,639	6,304
Total expenses	173,621	250,432	384,171	403,645
Pretax income from continuing operations	156,547	79,984	258,949	217,434
Income tax provision (benefit)	58,435	34,791	94,588	80,514
Net income from continuing operations	98,112	45,193	164,361	136,920
Income (loss) from discontinued operations, net of tax	—	4,855	—	5,385
Net income	$98,112	$50,048	$164,361	$142,305

Net income per share:
Basic:
Net income from continuing operations	$0.46	$0.23	$0.79	$0.71
Income (loss) from discontinued operations, net of tax	—	0.03	—	0.03
Net income	$0.46	$0.26	$0.79	$0.74

Diluted:
Net income from continuing operations	$0.44	$0.20	$0.73	$0.59
Income (loss) from discontinued operations, net of tax	—	0.02	—	0.02
Net income	$0.44	$0.22	$0.73	$0.61

Weighted-average number of common shares outstanding—basic	214,274	193,112	208,991	192,245
Weighted-average number of common and common equivalent shares outstanding—diluted	226,203	246,650	232,945	244,981
Dividends per share	$0.0025	$0.0025	$0.0050	$0.0050

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net income	$98,112	$50,048	$164,361	$142,305
Other comprehensive income (loss), net of tax (Note 14):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	40,297	(21,620)	79,671	(15,166)
Less: Reclassification adjustment for net gains (losses) included in net income	758	44,664	(1,399)	44,631
Net unrealized gains (losses) on investments	39,539	(66,284)	81,070	(59,797)
Net foreign currency translation adjustments	(225)	158	(310)	32
Activity related to investments recorded as assets held for sale	—	(5,082)	—	(3,254)
Net actuarial gains (losses)	—	—	(178)	—
Other comprehensive income (loss), net of tax	39,314	(71,208)	80,582	(63,019)
Comprehensive income (loss)	$137,426	$(21,160)	$244,943	$79,286

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2016	2015
Common Stock
Balance, beginning of period	$224	$209
Impact of extinguishment of Convertible Senior Notes due 2017 and 2019 (Note 11)	17	28
Issuance of common stock under incentive and benefit plans	—	1
Termination of capped calls (Note 11)	—	(3)
Shares repurchased under share repurchase program (Note 13)	(9)	(9)
Balance, end of period	232	226

Treasury Stock
Balance, beginning of period	(893,176)	(892,961)
Repurchases of common stock under incentive plans	—	(215)
Balance, end of period	(893,176)	(893,176)

Additional Paid-in Capital
Balance, beginning of period	2,716,618	2,531,513
Issuance of common stock under incentive and benefit plans	726	1,594
Stock-based compensation	14,428	6,494
Impact of extinguishment of Convertible Senior Notes due 2017 and 2019 (Note 11)	149,543	349,033
Termination of capped calls (Note 11)	—	11,976
Change in equity component of currently redeemable convertible senior notes	—	11,102
Shares repurchased under share repurchase program (Note 13)	(100,179)	(201,991)
Balance, end of period	2,781,136	2,709,721

Retained Earnings
Balance, beginning of period	691,742	406,814
Net income	164,361	142,305
Dividends declared	(1,033)	(958)
Balance, end of period	855,070	548,161

Accumulated Other Comprehensive Income (Loss) (“AOCI”)
Balance, beginning of period	(18,477)	51,485
Net foreign currency translation adjustment, net of tax	(310)	32
Net unrealized gains (losses) on investments, net of tax	81,070	(63,051)
Net actuarial gains (losses)	(178)	—
Balance, end of period	62,105	(11,534)

Total Stockholders’ Equity	$2,805,367	$2,353,398

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net cash provided by (used in) operating activities, continuing operations	$154,498	$(66,804)
Net cash provided by (used in) operating activities, discontinued operations	—	(1,759)
Net cash provided by (used in) operating activities	154,498	(68,563)
Cash flows from investing activities:
Proceeds from sales of:
Fixed-maturity investments available for sale	306,575	3,621
Equity securities available for sale	74,868	145,550
Trading securities	150,118	13,566
Proceeds from redemptions of:
Fixed-maturity investments available for sale	137,909	25,179
Trading securities	60,127	120,861
Purchases of:
Fixed-maturity investments available for sale	(1,170,474)	(671,952)
Equity securities available for sale	—	(500)
Sales, redemptions and (purchases) of:
Short-term investments, net	276,292	(348,702)
Other assets and other invested assets, net	1,157	965
Proceeds from the sale of investment in affiliate, net of cash transferred	—	784,866
Purchases of property and equipment, net	(16,626)	(10,654)
Acquisitions, net of cash acquired	—	(6,449)
Net cash provided by (used in) investing activities, continuing operations	(180,054)	56,351
Net cash provided by (used in) investing activities, discontinued operations	—	4,999
Net cash provided by (used in) investing activities	(180,054)	61,350
Cash flows from financing activities:
Dividends paid	(1,033)	(958)
Issuance of long-term debt, net	343,549	344,260
Purchases and redemptions of long-term debt	(208,251)	(128,303)
Proceeds from termination of capped calls	—	11,973
Issuance of common stock	65	—
Purchase of common shares	(100,188)	(202,000)
Excess tax benefits from stock-based awards	63	2,679
Repayment of other borrowings	(206)	—
Net cash provided by (used in) financing activities, continuing operations	33,999	27,651
Net cash provided by (used in) financing activities, discontinued operations	—	—
Net cash provided by (used in) financing activities	33,999	27,651
Effect of exchange rate changes on cash	(279)	57
Increase (decrease) in cash	8,164	20,495
Cash, beginning of period	46,898	30,465
Less: Increase (decrease) in cash of business held for sale	—	(421)
Cash, end of period	$55,062	$51,381

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
Our Mortgage Insurance segment currently offers primary mortgage insurance coverage on residential first-lien mortgage loans, which comprised approximately 97.7% of our $46.4 billion total direct RIF at June 30, 2016. At June 30, 2016, pool insurance represented approximately 2.2% of our total direct RIF. We provide our mortgage insurance products mainly through our wholly-owned subsidiary, Radian Guaranty.
The GSEs and state insurance regulators impose capital and financial requirements on our insurance subsidiaries. These include Risk-to-capital, other risk-based capital measures and surplus requirements, as well as the PMIERs Financial Requirements discussed below. Failure to comply with these capital and financial requirements may limit the amount of insurance that our insurance subsidiaries may write. The GSEs and our state insurance regulators also possess significant discretion with respect to our insurance subsidiaries. See Note 16 for additional regulatory information.
Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain eligible insurers of loans purchased by the GSEs. The PMIERs became effective on December 31, 2015. The PMIERs Financial Requirements, among other things, require that a mortgage insurer’s Available Assets meet or exceed its Minimum Required Assets. There is the possibility that the GSEs will increase the capital requirements under the PMIERs Financial Requirements in the future given that the PMIERs provide that the factors that are applied to calculate and determine a mortgage insurer’s Minimum Required Assets will be updated every two years, or more frequently, as determined by the GSEs, to reflect changes in macroeconomic conditions or loan performance. We have entered into reinsurance transactions as part of our capital and risk management activities, including to help manage Radian Guaranty’s Risk-to-capital and its position under the PMIERs Financial Requirements in a cost-effective manner. The credit that we receive under the PMIERs Financial Requirements for our third-party reinsurance transactions, including our QSR Transactions and our Single Premium QSR Transaction, is subject to review by the GSEs periodically.
Under the PMIERs, Radian Guaranty’s Available Assets and Minimum Required Assets are determined on an aggregate basis, taking into account the assets and insured risk of Radian Guaranty and its affiliated reinsurers. Therefore, developments that impact the assets and insured risk of Radian Guaranty’s affiliated reinsurers individually also will impact the aggregate Available Assets and Minimum Required Assets, and importantly, Radian Guaranty’s compliance with the PMIERs Financial Requirements. As a result, references to Radian Guaranty’s Available Assets and Minimum Required Assets take into consideration both Radian Guaranty and its affiliated reinsurers. At June 30, 2016, Radian Guaranty is in compliance with the PMIERs.

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

•
real estate valuation and component services that provide outsourcing and technology solutions for the SFR and residential real estate markets; as well as outsourced solutions for appraisal, title and closing services;

•	REO management services; and

•	services for the United Kingdom and European mortgage markets through our EuroRisk operations.
2016 Developments
Capital and Debt Maturity Management
During the first half of 2016, we completed a series of transactions to strengthen our financial position. The combination of these actions had the impact of decreasing diluted shares, improving Radian Group’s debt maturity profile and improving Radian Guaranty’s position under the PMIERs Financial Requirements. This series of capital and debt maturity management transactions consisted of:

•	the issuance of $350 million aggregate principal amount of Senior Notes due 2021;

•	the purchases of aggregate principal amounts of $30.1 million and $300.8 million, respectively, of our outstanding Convertible Senior Notes due 2017 and 2019;

•	the termination of the portion of the capped call transactions related to the purchased Convertible Senior Notes due 2017;

•	the completion of the share repurchase program announced in January 2016, by purchasing an aggregate of 9.4 million shares of Radian Group common stock for $100.2 million, including commissions; and

•
the execution of the Single Premium QSR Transaction, which had the effect of increasing the amount by which Radian Guaranty’s Available Assets exceed its Minimum Required Assets under the PMIERs Financial Requirements.

The purchases of Convertible Senior Notes due 2017 and 2019 resulted in a pretax charge of $57.7 million during the first half of 2016, recorded as a loss on induced conversion and debt extinguishment.
On June 30, 2016, Radian Guaranty repaid in full the $325 million Surplus Note due to Radian Group. This repayment increased our holding company liquidity by $325 million. In anticipation of the planned redemption of the Surplus Note, on June 29, 2016, Radian Group’s board of directors authorized the following actions as part of Radian’s capital management strategies:

•	the early redemption of the remaining $195.5 million aggregate principal amount of our 9.000% Senior Notes due 2017; and

•	a new share repurchase program of up to $125 million of Radian Group common stock.
See Notes 7, 11, 13 and 17 for additional information, including activities subsequent to June 30, 2016 in accordance with these authorizations.
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
As previously disclosed in our 2015 Form 10-K, for the six months ended June 30, 2015, certain cash flows were incorrectly classified in the Company’s Condensed Consolidated Statements of Cash Flows. The Company has determined that these misclassifications are not material to the financial statements of any period. These amounts (shown below in thousands) have been corrected herein. These adjustments affected certain line items within cash flows from investing activities, but had no net impact to net cash provided by (used in) investing activities. For the six months ended June 30, 2015, these adjustments to the affected line items within the Consolidated Statements of Cash Flows consist of the following: (i) proceeds from sales of fixed-maturity investments available for sale reported as $57,309 has been adjusted to $3,621; and (ii) purchases of fixed-maturity investments available for sale reported as $725,640 has been adjusted to $671,952.
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
Other Significant Accounting Policies
2016 Purchases of Convertible Debt Prior to Maturity. We accounted for the 2016 purchases of a portion of our outstanding convertible debt in exchange for cash and shares of Radian Group common stock as induced conversions of convertible debt in accordance with the accounting standard regarding derecognition of debt with conversion and other options, and the accounting standard regarding debt modifications and extinguishments. The accounting standards require the recognition through earnings of an inducement charge equal to the fair value of the consideration delivered in excess of the consideration issuable under the original conversion terms. The remaining consideration delivered and transaction costs incurred are required to be allocated between the extinguishment of the liability component and the reacquisition of the equity component. As a result, we recognized a loss on induced conversion and debt extinguishment equal to: (i) the inducement charges; (ii) the differences between the fair value and the carrying value of the liability component of the purchased debt; (iii) transaction costs allocated to the debt components; and (iv) unamortized debt issuance costs related to the purchased debt.
Reinsurance. In accordance with the terms of the Single Premium QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, Radian Guaranty holds the related amounts to collateralize the reinsurers’ obligations and has established a corresponding funds withheld liability. Any loss recoveries and any potential profit commission to Radian Guaranty will be realized from this account. This liability also includes an interest credit on funds withheld, which is recorded as ceded premiums at a rate specified in the agreement and, depending on experience under the contract, may be paid to either Radian Guaranty or the reinsurers. As described in Note 2 of our 2015 Form 10-K, ceded premiums written are recorded on the balance sheet as prepaid reinsurance premiums and amortized to ceded premiums earned in a manner consistent with the recognition of income on direct premiums. See Note 7 for further discussion of our reinsurance transactions.
See Note 2 in our 2015 Form 10-K for information regarding other significant accounting policies.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard regarding revenue recognition. This update is intended to provide a consistent approach in recognizing revenue. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This update is not expected to change revenue recognition principles related to investments and our insurance products, which represents a significant portion of total revenues. This update is primarily applicable to revenues from our Services segment. In July 2015, the FASB delayed the effective date for this updated standard for public companies to interim and annual periods beginning after December 15, 2017, and in March, April and May 2016, issued clarifying updates. We are currently evaluating the impact to our financial statements and future disclosures as a result of these updates, if any.
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
In May 2015, the FASB issued an update to the accounting standard for the accounting of short-duration insurance contracts by insurance entities. The amendments in this update require insurance entities to disclose certain information about the liability for unpaid claims and claim adjustment expenses. The additional information required is focused on improving disclosures regarding insurance liabilities, including the timing, nature and uncertainty of future cash flows related to insurance liabilities and the effect of those cash flows on the statement of comprehensive income. The disclosures required by this update are effective for public companies for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016; early adoption is permitted. We are currently evaluating the additional disclosures required in our financial statements as a result of this update.
In January 2016, the FASB issued an update to the standard for the accounting of financial instruments. Among other things, the update requires: (i) equity investments to be measured at fair value with changes in fair value recognized in net income; (ii) the use of an exit price (i.e., the price that would be received to sell the asset) when measuring the fair value of financial instruments for disclosure purposes; (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset; and (iv) separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update also eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This update is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted, with the exception of the “own credit” provision. We are currently evaluating the impact to our financial statements and future disclosures as a result of this update.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

In February 2016, the FASB issued an update that replaces the existing accounting and disclosure requirements for leases of property, plant and equipment. The update requires lessees to recognize, as of the lease commencement date, assets and liabilities for all such leases with lease terms of more than 12 months, which is a change from the current GAAP requirement to recognize only capital leases on the balance sheet. Pursuant to the new standard, the liability initially recognized for the lease obligation is equal to the present value of the lease payments not yet made, discounted over the lease term at the implicit interest rate of the lease, if available, or otherwise at the lessee’s incremental borrowing rate. The lessee is also required to recognize an asset for its right to use the underlying asset for the lease term, based on the liability subject to certain adjustments, such as for initial direct costs. Leases are required to be classified as either operating or finance, with expense on operating leases recorded as a single lease cost on a straight-line basis. For finance leases, interest expense on the lease liability is required to be recognized separately from the straight-line amortization of the right-of-use asset. Quantitative disclosures are required for certain items, including the cost of leases, the weighted-average remaining lease term, the weighted-average discount rate and a maturity analysis of lease liabilities. Additional qualitative disclosures are also required regarding the nature of the leases, such as basis, terms and conditions of: (i) variable interest payments; (ii) extension and termination options; and (iii) residual value guarantees. This update is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted by applying the new guidance as of the beginning of the earliest comparative period presented, using a modified retrospective transition approach with certain optional practical expedients. We are currently evaluating the impact to our financial statements and future disclosures as a result of this update.
In March 2016, the FASB issued an update seeking to reduce complexity in the accounting standards for share-based payment transactions, including: (i) accounting for income taxes; (ii) classification of excess tax benefits on the statement of cash flows; (iii) forfeitures; (iv) minimum statutory tax withholding requirements; (v) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes; (vi) the practical expedient for estimating the expected term; and (vii) intrinsic value. Among other things, the update requires: (i) all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement as they occur; (ii) recognition of excess tax benefits, regardless of whether the benefits reduce taxes payable in the current period; and (iii) excess tax benefits to be classified along with other cash flows as an operating activity, rather than separated from other income tax cash flows as a financing activity. For companies with significant share-based compensation, these changes may result in more volatile effective tax rates and net earnings, and result in additional dilution in earnings per share calculations. This update is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted in any annual or interim period; however, an entity electing early adoption must adopt all amendments in the same period. We are currently evaluating the impact to our financial statements, earnings per share and future disclosures as a result of this update.
In June 2016, the FASB issued an update to the accounting standard regarding the measurement of credit losses on financial instruments. This update requires that financial assets measured at amortized cost basis be presented at the net (of allowance for credit losses) amount expected to be collected. Credit losses relating to available-for-sale debt securities are to be recorded through an allowance for credit losses, rather than a write-down of the asset, with the amount of the allowance limited to the amount by which fair value is less than amortized cost. This update is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact to our financial statements and future disclosures as a result of this update.

2. Net Income Per Share
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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The calculation of the basic and diluted net income per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share amounts)	2016	2015	2016	2015
Net income from continuing operations:
Net income from continuing operations - basic	$98,112	$45,193	$164,361	$136,920
Adjustment for dilutive Convertible Senior Notes due 2019, net of tax (1)	913	3,707	4,303	7,380
Net income from continuing operations - diluted	$99,025	$48,900	$168,664	$144,300

Net income:
Net income from continuing operations - basic	$98,112	$45,193	$164,361	$136,920
Income (loss) from discontinued operations, net of tax	—	4,855	—	5,385
Net income - basic	98,112	50,048	164,361	142,305
Adjustment for dilutive Convertible Senior Notes due 2019, net of tax (1)	913	3,707	4,303	7,380
Net income - diluted	$99,025	$53,755	$168,664	$149,685

Average common shares outstanding - basic	214,274	193,112	208,991	192,245
Dilutive effect of Convertible Senior Notes due 2017 (2)	12	12,438	—	11,789
Dilutive effect of Convertible Senior Notes due 2019	8,928	37,736	21,256	37,736
Dilutive effect of stock-based compensation arrangements (2)	2,989	3,364	2,698	3,211
Adjusted average common shares outstanding - diluted	226,203	246,650	232,945	244,981

Net income per share:

Basic:
Net income from continuing operations	$0.46	$0.23	$0.79	$0.71
Income (loss) from discontinued operations	—	0.03	—	0.03
Net income	$0.46	$0.26	$0.79	$0.74

Diluted:
Net income from continuing operations	$0.44	$0.20	$0.73	$0.59
Income (loss) from discontinued operations	—	0.02	—	0.02
Net income	$0.44	$0.22	$0.73	$0.61
______________________

(1)	As applicable, includes coupon interest, amortization of discount and fees, and other changes in income or loss that would result from the assumed conversion.

(2)
The following number of shares of our common stock equivalents issued under our stock-based compensation arrangements and convertible debt were not included in the calculation of net income per share because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Shares of common stock equivalents	1,042	264	1,042	530
Shares of Convertible Senior Notes due 2017	—	—	1,902	—

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Summarized operating results for our segments as of and for the periods indicated, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Mortgage Insurance
Net premiums written—insurance (1)	$232,353	$251,082	$258,663	$492,990
Decrease (increase) in unearned premiums	(3,268)	(13,645)	191,372	(30,958)
Net premiums earned—insurance	229,085	237,437	450,035	462,032
Net investment income	28,839	19,285	56,040	36,613
Other income	3,424	1,743	5,339	3,074
Total (2)	261,348	258,465	511,414	501,719

Provision for losses	50,074	31,637	93,349	77,488
Policy acquisition costs	5,393	6,963	11,782	14,713
Other operating expenses before corporate allocations	36,126	41,853	69,955	75,903
Total (3)	91,593	80,453	175,086	168,104
Adjusted pretax operating income before corporate allocations	169,755	178,012	336,328	333,615
Allocation of corporate operating expenses	14,286	12,516	23,615	22,274
Allocation of interest expense	18,124	20,070	35,236	40,023
Adjusted pretax operating income	$137,345	$145,426	$277,477	$271,318
______________________

(1)	Net of ceded premiums written under the QSR Transactions and the Single Premium QSR Transaction. See Note 7 for additional information.

(2)
Excludes net gains on investments and other financial instruments of $30.5 million and $61.8 million, respectively, for the three and six months ended June 30, 2016, and $28.4 million and $45.2 million, respectively, for the three and six months ended June 30, 2015, not included in adjusted pretax operating income.

(3)	Includes inter-segment expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Inter-segment expenses	$709	$1,092	$1,305	$1,994

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Services
Services revenue (1)	$39,002	$44,595	$71,198	$76,127

Direct cost of services	25,224	25,501	47,277	44,754
Other operating expenses before corporate allocations	12,537	11,522	26,420	20,379
Total	37,761	37,023	73,697	65,133
Adjusted pretax operating income (loss) before corporate allocations	1,241	7,572	(2,499)	10,994
Allocation of corporate operating expenses	2,779	1,307	4,530	2,288
Allocation of interest expense	4,422	4,431	8,844	8,863
Adjusted pretax operating income (loss)	$(5,960)	$1,834	$(15,873)	$(157)
______________________

(1)	Includes inter-segment revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Inter-segment revenues	$709	$1,092	$1,305	$1,994

Selected balance sheet information for our segments as of the periods indicated, is as follows:

	At June 30, 2016
(In thousands)	Mortgage Insurance	Services	Total
Total assets	$5,708,233	$359,030	$6,067,263

	At December 31, 2015
(In thousands)	Mortgage Insurance	Services	Total
Total assets	$5,281,597	$360,503	$5,642,100

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The reconciliation of adjusted pretax operating income to consolidated pretax income from continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Adjusted pretax operating income (loss):
Mortgage Insurance (1)	$137,345	$145,426	$277,477	$271,318
Services (1)	(5,960)	1,834	(15,873)	(157)
Total adjusted pretax operating income	131,385	147,260	261,604	271,161

Net gains (losses) on investments and other financial instruments	30,527	28,448	61,813	45,227
Loss on induced conversion and debt extinguishment	(2,108)	(91,876)	(57,678)	(91,876)
Acquisition-related (expenses) benefits (2)	54	(567)	(151)	(774)
Amortization and impairment of intangible assets	(3,311)	(3,281)	(6,639)	(6,304)
Consolidated pretax income from continuing operations	$156,547	$79,984	$258,949	$217,434
______________________

(1)	Includes inter-segment expenses and revenues as listed in the notes to the preceding tables.

(2)	Acquisition-related (expenses) benefits represent expenses incurred to effect the acquisition of a business, net of adjustments to accruals previously recorded for acquisition expenses.
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

4. Fair Value of Financial Instruments
Available for sale securities, trading securities and certain other assets are recorded at fair value. All changes in the fair value of trading securities and certain other assets are included in our condensed consolidated statements of operations. All changes in the fair value of available for sale securities are recorded in AOCI. There were no significant changes to our fair value methodologies during the six months ended June 30, 2016.
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

The level of market activity used to determine the fair value hierarchy is based on the availability of observable inputs market participants would use to price an asset or a liability, including market value price observations. We provide a qualitative description of the valuation techniques and inputs used for Level II recurring and non-recurring fair value measurements in our audited annual financial statements as of December 31, 2015. For a complete understanding of the valuation techniques and inputs used as of June 30, 2016, these unaudited condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in our 2015 Form 10-K.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a list of assets that are measured at fair value by hierarchy level as of June 30, 2016:

(In thousands)	Level I	Level II	Level III	Total
Assets at Fair Value
Investment Portfolio:
U.S. government and agency securities	$256,943	$7,400	$—	$264,343
State and municipal obligations	—	378,094	—	378,094
Money market instruments	601,101	—	—	601,101
Corporate bonds and notes	—	1,885,964	—	1,885,964
RMBS	—	390,219	—	390,219
CMBS	—	611,524	—	611,524
Other ABS	—	442,636	—	442,636
Foreign government and agency securities	—	43,499	—	43,499
Equity securities	—	—	500	500
Other investments (1)	—	17,018	500	17,518
Total Investments at Fair Value (2)	858,044	3,776,354	1,000	4,635,398
Total Assets at Fair Value	$858,044	$3,776,354	$1,000	$4,635,398
______________________

(1)	Comprising short-term certificates of deposit and commercial paper, included within Level II, and private convertible notes, included within Level III.

(2)	Does not include certain other invested assets ($1.5 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.
At June 30, 2016, total Level III assets of $1.0 million accounted for less than 0.1% of total assets measured at fair value. Within other investments is an investment which was purchased during the three months ended June 30, 2016, and there were no related gains or losses recorded during the quarter. Within equity securities is an investment which was purchased during the three months ended June 30, 2015, and there were no related gains or losses recorded during the quarter. There were no Level III liabilities at June 30, 2016.
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
There were no transfers between Level I and Level II for the three and six months ended June 30, 2016 or 2015. There were also no transfers involving Level III assets or liabilities for the three and six months ended June 30, 2016 or 2015.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets were as follows as of the dates indicated:

	June 30, 2016		December 31, 2015
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Other invested assets	$1,516	$4,864	$1,714	$4,901
Liabilities:
Long-term debt	1,278,051	1,371,141	1,219,454	1,414,875

5. Investments
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	June 30, 2016
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$110,167	$114,482	$4,315	$—
State and municipal obligations	72,134	79,052	6,918	—
Corporate bonds and notes	1,163,406	1,225,809	63,955	1,552
RMBS	316,533	323,980	7,641	194
CMBS	485,693	501,811	17,061	943
Other ABS	436,535	435,693	1,754	2,596
Foreign government and agency securities	29,712	30,068	680	324
Other investments	500	500	—	—
Total fixed-maturities available for sale	2,614,680	2,711,395	102,324	5,609
Equity securities available for sale	500	500	—	—
Total debt and equity securities	$2,615,180	$2,711,895	$102,324	$5,609

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	December 31, 2015
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$13,773	$13,752	$—	$21
State and municipal obligations	36,920	37,900	1,100	120
Corporate bonds and notes	815,024	802,193	4,460	17,291
RMBS	226,744	224,905	625	2,464
CMBS	415,780	406,910	69	8,939
Other ABS	359,452	355,494	16	3,974
Foreign government and agency securities	25,663	24,307	27	1,383
Total fixed-maturities available for sale	1,893,356	1,865,461	6,297	34,192
Equity securities available for sale (1)	75,538	75,430	—	108
Total debt and equity securities	$1,968,894	$1,940,891	$6,297	$34,300
______________________

(1)	Comprising primarily a multi-sector exchange-traded fund.
The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

(In thousands)	June 30, 2016	December 31, 2015
Trading securities:
U.S. government and agency securities	$33,874	$129,913
State and municipal obligations	299,042	303,946
Corporate bonds and notes	596,018	580,993
RMBS	66,239	72,192
CMBS	107,608	137,678
Other ABS	6,826	16,131
Foreign government and agency securities	13,431	13,268
Equity securities	—	25,016
Total	$1,123,038	$1,279,137
For trading securities held at June 30, 2016 and December 31, 2015, we had net unrealized gains of $58.4 million during the six months ended June 30, 2016 and net unrealized losses of $25.2 million during the year ended December 31, 2015 associated with those securities.
For the six months ended June 30, 2016, we did not transfer any securities from the available for sale or trading categories.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Net realized and unrealized gains (losses) on investments and other financial instruments consisted of:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015		2016	2015
Net realized gains (losses):
Fixed-maturities available for sale	$1,166	$(8)		$(1,982)	$(59)
Equities available for sale	—	68,723		(170)	68,723
Trading securities	421	(8,291)		(1,819)	(12,859)
Short-term investments	—	4		(39)	4
Other gains (losses)	—	1		18	106
Net realized gains (losses) on investments	1,587	60,429	(1)	(3,992)	55,915	(1)
Unrealized gains (losses) on trading securities	27,678	(31,638)		62,909	(10,937)
Total net gains (losses) on investments	29,265	28,791		58,917	44,978
Net gains (losses) on other financial instruments	1,262	(343)		2,896	249
Net gains (losses) on investments and other financial instruments	$30,527	$28,448		$61,813	$45,227
______________________

(1)
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

The following tables show the gross unrealized losses and fair value of our securities deemed “available for sale” aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

June 30, 2016: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
Corporate bonds and notes	5	$10,699	$63	16	$28,962	$1,489	21	$39,661	$1,552
RMBS	6	84,687	194	—	—	—	6	84,687	194
CMBS	18	59,486	322	3	17,815	621	21	77,301	943
Other ABS	56	138,443	701	35	90,446	1,895	91	228,889	2,596
Foreign government and agency securities	1	996	4	8	9,723	320	9	10,719	324
Total	86	$294,311	$1,284	62	$146,946	$4,325	148	$441,257	$5,609

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

December 31, 2015: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	1	$5,752	$21	—	$—	$—	1	$5,752	$21
State and municipal obligations	2	11,674	120	—	—	—	2	11,674	120
Corporate bonds and notes	117	510,807	16,773	6	8,700	518	123	519,507	17,291
RMBS	12	168,415	2,464	—	—	—	12	168,415	2,464
CMBS	58	387,268	8,939	—	—	—	58	387,268	8,939
Other ABS	96	284,998	2,559	14	43,225	1,415	110	328,223	3,974
Foreign government and agency securities	18	18,733	1,095	3	2,278	288	21	21,011	1,383
Equity securities	1	74,930	108	—	—	—	1	74,930	108
Total	305	$1,462,577	$32,079	23	$54,203	$2,221	328	$1,516,780	$34,300
During the first six months of 2016 and 2015, we did not recognize in earnings any impairment losses related to credit deterioration.
Although we held securities in an unrealized loss position as of June 30, 2016, we did not consider them to be other-than-temporarily impaired as of such date. For all investment categories, the unrealized losses of 12 months or greater duration as of June 30, 2016, were generally caused by interest rate or credit spread movements since the purchase date. As of June 30, 2016, we estimated that the present value of cash flows expected to be collected from these securities would be sufficient to recover the amortized cost basis of these securities. As of June 30, 2016, we did not have the intent to sell any debt securities in an unrealized loss position, and we determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis, which may be at maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at June 30, 2016.
The contractual maturities of fixed-maturity investments are as follows:

	June 30, 2016
	Available for Sale
(In thousands)	Amortized Cost	Fair Value
Due in one year or less (1)	$25,974	$25,768
Due after one year through five years (1)	289,287	295,684
Due after five years through ten years (1)	670,894	700,619
Due after ten years (1)	389,764	427,840
RMBS (2)	316,533	323,980
CMBS (2)	485,693	501,811
Other ABS (2)	436,535	435,693
Total	$2,614,680	$2,711,395
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS and Other ABS are shown separately, as they are not due at a single maturity date.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

At June 30, 2016 and December 31, 2015, Radian Guaranty had $75.4 million and $74.7 million, respectively, in a collateral account pursuant to the Freddie Mac Agreement. This collateral account, which contains investments primarily invested in and classified as part of our trading securities, is pledged to cover Loss Mitigation Activity on the loans subject to the Freddie Mac Agreement. Subject to certain conditions in the Freddie Mac Agreement, amounts in the collateral account may be released to Radian Guaranty over time to the extent that Loss Mitigation Activity becomes final in accordance with the terms of that agreement. See Note 10 for additional information.

6. Goodwill and Other Intangible Assets, Net
All of our goodwill and other intangible assets relate to our Services segment, as a result of our acquisition of Clayton in 2014 and its subsequent acquisitions of Red Bell and ValuAmerica in 2015. The following table shows the changes in the carrying amount of goodwill as of and for the year-to-date periods ended June 30, 2016 and December 31, 2015:

(In thousands)	Goodwill	Accumulated Impairment Losses	Net
Balance at December 31, 2014	$194,027	$(2,095)	$191,932
Goodwill acquired	3,238	—	3,238
Impairment losses	—	—	—
Balance at December 31, 2015	197,265	(2,095)	195,170
Goodwill acquired	—	—	—
Impairment losses	—	—	—
Balance at June 30, 2016	$197,265	$(2,095)	$195,170
During the first quarter of 2015, Clayton expanded its service offerings by acquiring Red Bell, a real estate brokerage company that provides products and services that include automated valuation models; broker price opinions used by investors, lenders and loan servicers; and advanced technology solutions for: (i) monitoring loan portfolio performance; (ii) tracking non-performing loans; (iii) managing REO assets; and (iv) valuing and selling residential real estate through a secure platform. The transaction was treated as a purchase for accounting purposes, with the excess of the acquisition price over the estimated fair value of the net assets acquired resulting in goodwill of $2.4 million. In addition, in October 2015, Clayton acquired ValuAmerica, a national title agency and appraisal management company with a technology platform that helps mortgage lenders and their vendors streamline and manage their supply chains and operational workflow. The transaction was treated as a purchase for accounting purposes, with the excess of the acquisition price over the estimated fair value of the net assets acquired resulting in goodwill of $0.8 million. These acquisitions are consistent with our strategy to be positioned to offer products and services throughout the entire mortgage value chain. Neither of these acquisitions met the criteria to be considered a material business combination.
Goodwill is an asset representing the estimated future economic benefits arising from the assets we have acquired that were not individually identified and separately recognized, and includes the value of the discounted expected future cash flows, the workforce, expected synergies with our other affiliates and other unidentifiable intangible assets. Goodwill is deemed to have an indefinite useful life and is subject to review for impairment annually, or more frequently, whenever circumstances indicate potential impairment. Events that could result in an interim assessment of goodwill impairment and/or a potential impairment loss include, but are not limited to: (i) significant under-performance relative to historical or projected future operating results; (ii) significant changes in the strategy for the Services segment; (iii) significant negative industry or economic trends; and (iv) a decline in market capitalization below book value attributable to the Services segment. Management regularly updates certain assumptions related to our projections, including potential revenues from new initiatives and business strategies. To the extent these new initiatives and business strategies have a significant impact on the reporting unit’s projections we may perform additional analysis to determine whether an impairment charge is needed.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The calculation of the estimated fair value of goodwill and other intangibles is performed using an income approach and requires the use of significant estimates and assumptions that are highly subjective in nature, such as attrition rates, discount rates, future expected cash flows and market conditions. The most significant assumptions relate to the valuation of goodwill and customer relationships. In particular, future expected cash flows include: estimated transaction volumes that are not currently contracted; volume projections associated with non-agency RMBS securitizations for which current market conditions are not favorable; and projected revenues from new business initiatives that do not have an established customer base. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. If the projected revenues are not as favorable as those currently being used in our annual goodwill impairment assessment, or if revenues related to new initiatives and business strategies are not realized, it could result in an impairment charge which could have a material adverse effect on the results of operations for the period in which the impairment occurs.
We performed a qualitative assessment for the quarter ended June 30, 2016, and considered factors such as the decline in revenues and gross margins during the first six months of 2016, the improvement in revenue and gross margins during the second quarter of 2016 (as compared to the first quarter of 2016), new senior management of the segment and new business initiatives. Our second quarter 2016 qualitative evaluation of impairment included future revenue projections that were updated from those included in our annual impairment analysis conducted in the fourth quarter of 2015. Based on our second quarter 2016 analysis, we concluded that it is not “more likely than not” that the fair value of the Services reporting unit is less than its carrying amount as of June 30, 2016. We monitor the performance of the Services segment each quarter, including through our annual impairment assessment planned for the fourth quarter of 2016. Based on our most recent annual goodwill impairment analysis performed in the fourth quarter 2015, the excess of the estimated fair value over the carrying amount of the Services segment was approximately 19%.
The following is a summary of the gross and net carrying amounts and accumulated amortization of our other intangible assets as of the periods indicated:

	As of June 30, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$83,374	$(15,382)	$67,992
Technology	15,100	(4,216)	10,884
Trade name and trademarks	8,340	(1,684)	6,656
Client backlog	6,680	(4,709)	1,971
Non-competition agreements	185	(155)	30
Total	$113,679	$(26,146)	$87,533

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$83,471	$(11,038)	$72,433
Technology	15,100	(2,949)	12,151
Trade name and trademarks	8,340	(1,243)	7,097
Client backlog	6,680	(4,184)	2,496
Non-competition agreements	185	(115)	70
Total	$113,776	$(19,529)	$94,247

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The estimated aggregate amortization expense for the remainder of 2016 and thereafter is as follows (in thousands):

2016	$6,579
2017	12,623
2018	12,029
2019	10,769
2020	9,161
2021	7,354
Thereafter	29,018
Generally, for tax purposes, substantially all of our goodwill and other intangible assets are deductible and will be amortized over a period of 15 years.

7. Reinsurance
The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net premiums written-insurance:
Direct	$252,728	$258,198	$486,654	$513,446
Assumed	—	8	—	55
Ceded (1)	(20,375)	(7,124)	(227,991)	(20,511)
Net premiums written-insurance	$232,353	$251,082	$258,663	$492,990
Net premiums earned-insurance:
Direct	$248,938	$249,797	$489,268	$491,961
Assumed	9	10	18	23
Ceded (1)	(19,862)	(12,370)	(39,251)	(29,952)
Net premiums earned-insurance	$229,085	$237,437	$450,035	$462,032
______________________

(1)	Net of profit commission.
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
The following tables show the amounts related to the QSR Transactions and the Single Premium QSR Transaction for the periods indicated:

	QSR Transactions
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Ceded premiums written (1)	$7,356	$4,217	$15,318	$14,813
Ceded premiums earned (1)	11,172	9,463	22,497	24,249
Ceding commissions written	2,099	2,982	4,369	6,147
Ceding commissions earned	4,976	5,363	10,715	12,027

	Single Premium QSR Transaction
	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands)	2016	2016
Ceded premiums written (1)	$11,488	$209,081
Ceded premiums earned (1)	7,146	13,140
Ceding commissions written	4,844	55,776
Ceding commissions earned	3,759	6,791
______________________

(1)	Net of profit commission.
RIF ceded under the QSR Transactions was approximately $1.9 billion and $2.4 billion as of June 30, 2016 and 2015, respectively. RIF ceded under the Single Premium QSR Transaction was $3.5 billion as of June 30, 2016.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

8. Other Assets
The following table shows the components of other assets as of the dates indicated:

(In thousands)	June 30, 2016	December 31, 2015
Deposit with the IRS (Note 9)	$88,557	$88,557
Corporate-owned life insurance	85,579	82,543
Property and equipment (1)	58,800	46,802
Accrued investment income	28,630	25,620
Deferred policy acquisition costs	12,304	14,267
Reinsurance recoverables	6,432	11,044
Other	52,070	45,096
Total other assets	$332,372	$313,929
______________________

(1)	Property and equipment, at cost less accumulated depreciation of $111.5 million and $106.9 million at June 30, 2016 and December 31, 2015, respectively.

9. Income Taxes
As required under the accounting standard regarding accounting for income taxes, our deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) are recognized under the balance sheet method, which recognizes the future tax effect of temporary differences between the amounts recorded in our condensed consolidated financial statements and the tax bases of these amounts. DTAs and DTLs are measured using the enacted tax rates expected to apply to taxable income in the periods in which the DTA or DTL is expected to be realized or settled.
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
For federal income tax purposes, as of June 30, 2016, we had approximately $949 million of NOL carryforwards and no foreign tax credit carryforward. To the extent not utilized, the NOL carryforwards will expire during tax years 2030 through 2032.
We are required to establish a valuation allowance against our DTAs when it is more likely than not that all or some portion of our DTAs will not be realized. At each balance sheet date, we assess our need for a valuation allowance. Our assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our DTAs will be realized in future periods. In making this assessment as of June 30, 2016, we determined that certain state and local NOLs, relating to non-insurance entities within our consolidated group, may not be realized during their appropriate carryforward period. Therefore, we have recorded a valuation allowance of $39.2 million, primarily relating to the DTAs associated with these state and local NOLs as of June 30, 2016.
Our 2016 purchases of Convertible Senior Notes due 2017 and 2019 resulted in a pretax charge of $57.7 million. This included $41.0 million of market premium related to the purchases, of which $29.2 million was non-deductible for tax purposes and impacted our annualized effective tax rate. Overall, we recorded an income tax benefit of $9.1 million related to these purchases as of June 30, 2016.
We are contesting adjustments resulting from the examination by the IRS of our 2000 through 2007 consolidated federal income tax returns. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests and has proposed denying the associated tax benefits of these items. We appealed these proposed adjustments to Appeals and made “qualified deposits” with the U.S. Treasury of $85 million in June 2008 relating to the 2000 through 2004 tax years and $4 million in May 2010 relating to the 2005 through 2007 tax years, in order to avoid the accrual of incremental above-market-rate interest with respect to the proposed adjustments.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

We attempted to reach a compromised settlement with Appeals, but in September 2014 we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties of approximately $157 million. The Deficiency Amount has not been reduced to reflect our NOL carryback ability. As of June 30, 2016, there also would be interest of approximately $130 million related to these matters. Depending on the outcome, additional state income taxes, penalties and interest (estimated in the aggregate to be approximately $33 million as of June 30, 2016) also may become due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of approximately $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We currently believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim.
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

10. Losses and Loss Adjustment Expense
The following table shows our reserve for Mortgage Insurance losses and LAE by category at the end of each period indicated:

(In thousands)	June 30, 2016	December 31, 2015
Reserves for losses by category:
Prime	$420,281	$480,481
Alt-A	173,284	203,706
A minus and below	112,001	129,352
IBNR and other (1)	74,639	83,066
LAE	22,389	26,108
Reinsurance recoverable (2)	6,044	8,286
Total primary reserves	808,638	930,999
Pool	36,982	42,084
IBNR and other	897	1,118
LAE	1,163	1,335
Reinsurance recoverable (2)	33	—
Total pool reserves	39,075	44,537
Total First-lien reserves	847,713	975,536
Second-lien and other (3)	666	863
Total reserve for losses	$848,379	$976,399
______________________

(1)	Primarily related to expected payments under the Freddie Mac Agreement.

(2)	Represents ceded losses on captive transactions, the QSR Transactions and the Single Premium QSR Transaction.

(3)	Does not include our Second-lien premium deficiency reserve that is included in other liabilities.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table presents information relating to our reserve for losses, including our IBNR reserve and LAE but excluding our Second-lien premium deficiency reserve, for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2016	2015
Balance at beginning of period	$976,399	$1,560,032
Less: Reinsurance recoverables (1)	8,286	26,665
Balance at beginning of period, net of reinsurance recoverables	968,113	1,533,367
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	100,999	134,054
Prior years	(8,438)	(55,195)
Total incurred	92,561	78,859
Deduct: Paid claims and LAE related to:
Current year (2)	632	576
Prior years	217,740	418,535
Total paid	218,372	419,111
Balance at end of period, net of reinsurance recoverables	842,302	1,193,115
Add reinsurance recoverables (1)	6,077	11,677
Balance at end of period	$848,379	$1,204,792
______________________

(1)	Related to ceded losses recoverable, if any, on captive reinsurance transactions, the QSR Transactions and the Single Premium QSR Transaction. See Note 7 for additional information.

(2)
Related to underlying defaulted loans with a most recent default notice dated in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

2016 Activity
Our loss reserves at June 30, 2016 declined as compared to December 31, 2015, primarily as a result of the amount of paid claims continuing to outpace losses incurred related to new default notices reported in the current year. Reserves established for new default notices were the primary driver of our total incurred loss for the six months ended June 30, 2016, and they were impacted primarily by the number of new primary default notices received in the period and our related gross Default to Claim Rate assumption applied to those new defaults, which was approximately 12.5% as of June 30, 2016. The impact to incurred losses from default notices reported in the first half of 2016 was partially mitigated by favorable reserve development on prior year defaults, which was driven primarily by a reduction during the first quarter in certain Default to Claim Rate assumptions for these prior year defaults. The reductions in Default to Claim Rate assumptions resulted primarily from observed trends, including higher Cures than were previously estimated. The positive development in prior year defaults was partially offset by a slight increase in estimated severity rates from those used at December 31, 2015, based on observed trends.
Total claims paid decreased for the six months ended June 30, 2016, compared to the same period in 2015, primarily due to the elevated claim payments associated with the BofA Settlement Agreement (discussed below) in 2015.
2015 Activity
During the first six months of 2015, reserves established for new default notices were the primary driver of our total incurred loss, and they were impacted primarily by the number of new primary default notices received in the period and our related gross Default to Claim Rate assumption applied to those new defaults, which was approximately 14% as of June 30, 2015. In addition, we experienced favorable reserve development on prior year defaults due primarily to a reduction in certain Default to Claim Rate assumptions based on observed trends.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Claims paid for the six months ended June 30, 2015 include $174.6 million related to the implementation of the BofA Settlement Agreement beginning in February 2015.
Default to Claim Rate
Our aggregate weighted average Default to Claim Rate assumption for our primary loans (net of Claim Denials and Rescissions) used in estimating our primary reserve for losses was approximately 46% (43% excluding pending claims) at June 30, 2016, and 46% (42% excluding pending claims) at December 31, 2015. During the six months ended June 30, 2016, our gross Default to Claim Rate assumption for new primary defaults was modestly reduced from approximately 13% as of December 31, 2015, to approximately 12.5%. As of June 30, 2016, our gross Default to Claim Rates on our primary portfolio ranged from approximately 12.5% for new defaults, up to approximately 65% for certain defaults not in Foreclosure Stage, and 81% for Foreclosure Stage Defaults. Our estimate of expected Rescissions and Claim Denials (net of expected Reinstatements) embedded in our Default to Claim Rate is generally based on our experience in the most recent nine months. Consideration is also given for differences in characteristics between those previously rescinded policies and denied claims and the loans remaining in our defaulted inventory, as well as the estimated impact of the BofA Settlement Agreement (discussed below) on the volume of future Rescissions and Claim Denials.
Loss Mitigation
Although our estimates of future Rescissions and Claim Denials have generally been declining, our Rescissions and Claim Denials continue to reduce our paid losses and have resulted in a reduction in our loss reserve. Our estimate of net future Rescissions and Claim Denials reduced our loss reserve as of June 30, 2016 and December 31, 2015 by approximately $65 million and $69 million, respectively. The amount of estimated Rescissions and Claim Denials incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of Rescissions and Claim Denials on future claims, but also the volume and attributes of our defaulted insured loans, our estimated Default to Claim Rate and our estimated Claim Severity, among other assumptions. Our assumptions also reflect the estimated future impact of the BofA Settlement Agreement, as further discussed below.
As our Legacy Portfolio has become a smaller percentage of our overall insured portfolio, we have undertaken a reduced amount of Loss Mitigation Activity with respect to the claims we receive, and we expect this trend to continue. As a result, our future Loss Mitigation Activity is not expected to mitigate our paid losses to the same extent as in recent years.
Our reported Rescission and Claim Denial activity in any given period is subject to challenge by our lender and servicer customers. We expect that a portion of previous Rescissions will be reinstated and previous Claim Denials will be resubmitted with the required documentation and ultimately paid; therefore, we have incorporated this expectation into our IBNR reserve estimate. Our IBNR reserve estimate of $18.5 million and $26.6 million at June 30, 2016 and December 31, 2015, respectively, includes reserves for this expected activity.
BofA Settlement Agreement
On September 16, 2014, Radian Guaranty entered into the BofA Settlement Agreement in order to resolve various actual and potential claims or disputes related to the parties’ respective rights and duties as to mortgage insurance coverage on certain Subject Loans. Implementation of the BofA Settlement Agreement commenced on February 1, 2015 for Subject Loans held in portfolio by the Insureds or purchased by the GSEs as of that date and implementation was completed by December 31, 2015. In addition, except for certain limited circumstances, Radian Guaranty also agreed that with respect to Future Legacy Loans it will not assert any origination error or servicing defect as a basis for a decision not to pay a claim, nor will it effect a Claim Curtailment of such claims. See Note 10 of Notes to Consolidated Financial Statements in our 2015 Form 10-K for additional information about the BofA Settlement Agreement.
Freddie Mac Agreement
At June 30, 2016 and December 31, 2015, Radian Guaranty had $75.4 million and $74.7 million, respectively, in a collateral account pursuant to the Freddie Mac Agreement. Subject to certain conditions in the Freddie Mac Agreement, amounts in the collateral account may be released to Radian Guaranty over time to the extent that Loss Mitigation Activity becomes final in accordance with the terms of that agreement. If, as of August 29, 2017, the amount of additional Loss Mitigation Activity that has become final in accordance with the Freddie Mac Agreement is less than approximately $74 million, then any shortfall will be paid to Freddie Mac from the funds remaining in the collateral account, subject to certain adjustments designed to allow for any Loss Mitigation Activity that has not become final or any claims evaluation that has not been completed as of that date. As of June 30, 2016, we have approximately $57 million, recorded in reserve for losses, that we expect to be paid to Freddie Mac from the funds expected to be remaining in the collateral account as of the August 29, 2017 measurement date.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

11. Long-Term Debt
The carrying value of our long-term debt at June 30, 2016 and December 31, 2015 was as follows:

(In thousands)		June 30, 2016	December 31, 2015
9.000%	Senior Notes due 2017	$193,318	$192,261
3.000%	Convertible Senior Notes due 2017	20,261	46,115
2.250%	Convertible Senior Notes due 2019	79,649	341,214
5.500%	Senior Notes due 2019	296,320	295,751
5.250%	Senior Notes due 2020	344,702	344,113
7.000%	Senior Notes due 2021	343,801	—
	Total long-term debt	$1,278,051	$1,219,454
Senior Notes due 2017
As part of Radian Group’s capital management strategies, on June 29, 2016, Radian Group’s board of directors authorized the early redemption of the remaining $195.5 million aggregate principal amount of our 9.000% Senior Notes due 2017. See Note 17 for additional information, including activities subsequent to June 30, 2016 in accordance with this authorization.
Senior Notes due 2021
In March 2016, we issued $350 million aggregate principal amount of Senior Notes due 2021 and received net proceeds of $343.5 million. These notes mature on March 15, 2021 and bear interest at a rate of 7.000% per annum, payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2016. We have the option to redeem these notes, in whole or in part, at any time or from time to time prior to maturity at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; and (ii) the make-whole amount, which is the sum of the present value of the remaining scheduled payments of principal and interest in respect of the notes, discounted at the applicable treasury rate plus 50 basis points, plus, in each case, accrued and unpaid interest thereon to, but excluding, the redemption date.
The Senior Notes due 2021 have covenants customary for securities of this nature, including covenants related to the payments of the notes, reports, compliance certificates and modification of the covenants. Additionally, the indenture governing the Senior Notes due 2021 includes covenants restricting us from encumbering the capital stock of a designated subsidiary (as defined in the indenture for the notes) or disposing of any capital stock of any designated subsidiary unless we either dispose of all of the stock or we retain more than 80% of the stock.
Convertible Senior Notes due 2017 and 2019
During the first six months of 2016, we entered into privately negotiated agreements to purchase, for cash or a combination of cash and shares of Radian Group common stock, aggregate principal amounts of $30.1 million and $300.8 million, respectively, of our outstanding Convertible Senior Notes due 2017 and 2019. We funded the purchases with $206.9 million in cash (plus accrued and unpaid interest due on the purchased notes) and by issuing to the sellers 17.0 million shares of Radian Group common stock. These purchases of Convertible Senior Notes due 2017 and 2019 resulted in a pretax charge in the first half of 2016 of $57.7 million. This charge represents:

•	the $41.0 million market premium representing the consideration paid to the sellers of the Convertible Senior Notes due 2017 and 2019 in excess of the conversion value of the purchased notes;

•	the $15.6 million difference between the fair value and the carrying value, net of unamortized issuance costs, of the liability component of the purchased notes; and

•	the $1.1 million impact of related transaction costs.

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
Upon the original issuance of the Convertible Senior Notes due 2017 and 2019, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion, the Company recorded a pretax equity component, net of the capped call transaction (with respect to the Convertible Senior Notes due 2017) and related issuance costs (with respect to the Convertible Senior Notes due 2017 and 2019). The pretax equity component is not subject to remeasurement, and therefore remains unchanged unless a reduction of outstanding principal occurs. As a result of our purchases during the first six months of 2016, the remaining pretax equity component associated with the Convertible Senior Notes due 2017 and 2019 decreased from $11.3 million and $75.1 million, respectively, at December 31, 2015 to $5.0 million and $17.2 million, respectively, at June 30, 2016.
During the three-month period ended June 30, 2016, our closing stock price did not exceed the thresholds required for the holders of our Convertible Senior Notes due 2017 or our Convertible Senior Notes due 2019 to be able to exercise their conversion rights during the three-month period ending September 30, 2016. In any period when holders of the Convertible Senior Notes due 2017 are eligible to exercise their conversion option, the equity component related to these instruments would be classified as mezzanine (temporary) equity rather than permanent equity, because we are required to settle the aggregate principal amount of the notes in cash. This equity component is the difference between (1) the amount of cash deliverable upon conversion (i.e., par value of debt) and (2) the carrying value of the debt.
Issuance and transaction costs incurred at the time of the original issuance of the convertible notes were allocated to the liability and equity components in proportion to the allocation of proceeds and are accounted for as debt issuance costs and equity issuance costs, respectively. The convertible notes are reflected on our condensed consolidated balance sheets as follows:

	Convertible Senior Notes due 2017		Convertible Senior Notes due 2019
(In thousands)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Liability component:
Principal	$22,233	$52,370	$89,194	$389,992
Debt discount, net (1)	(1,873)	(5,941)	(8,671)	(44,313)
Debt issuance costs (1)	(99)	(314)	(874)	(4,465)
Net carrying amount	$20,261	$46,115	$79,649	$341,214
______________________

(1)	Included within long-term debt and is being amortized over the life of the convertible notes.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following tables set forth total interest expense recognized related to the convertible notes for the periods indicated:

	Convertible Senior Notes due 2017
	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2016	2015	2016	2015
Contractual interest expense	$167	$3,122	$539	$6,497
Amortization of debt issuance costs	17	298	54	616
Amortization of debt discount	314	5,394	1,022	11,102
Total interest expense	$498	$8,814	$1,615	$18,215

	Convertible Senior Notes due 2019
	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2016	2015	2016	2015
Contractual interest expense	$537	$2,250	$2,550	$4,500
Amortization of debt issuance costs	80	330	373	658
Amortization of debt discount	788	3,123	3,697	6,196
Total interest expense	$1,405	$5,703	$6,620	$11,354

12. Commitments and Contingencies
Legal Proceedings
See Note 17 of Notes to Consolidated Financial Statements in our 2015 Form 10-K for information regarding our accounting policies for contingencies.
We are routinely involved in a number of legal actions, reviews and audits, as well as inquiries and investigations by various regulatory entities involving compliance with laws or other regulations, the outcome of which are uncertain. We are contesting the allegations in each matter and management believes, based on current knowledge and after consultation with counsel, that the outcome of such matters will not have a material adverse effect on our consolidated financial condition. However, the outcome of litigation and other legal and regulatory matters is inherently uncertain, and it is possible that one or more of the matters currently pending or threatened could have an unanticipated adverse effect on our liquidity, financial condition or results of operations for any particular period.
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
As described in Note 9, on September 4, 2014, we received formal Notices of Deficiency from the IRS related to certain losses and deductions resulting from our investment in a portfolio of non-economic REMIC residual interests. We believe that an adequate provision for income taxes has been made for the potential liabilities that may result from this matter, which is now the subject of litigation as more fully described in Note 9. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Our Master Policies establish the timeline within which any suit or action arising from any right of an insured under the policy generally must be commenced. From time to time we face challenges from certain lender and servicer customers regarding these activities and practices. We are currently in discussions regarding our Loss Mitigation Activities and claim payment practices, which if not resolved, could result in arbitration or judicial proceedings. We are not able to estimate the reasonably possible loss or range of loss, if any, that could result from these discussions because they remain in preliminary stages. Although we believe that our Loss Mitigation Activities and claims paying practices are in compliance with our policies, if we are not successful in defending our actions we may need to reassume the risk on, and increase loss reserves for, those policies or pay additional claims. See Note 10 for further information.
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
Other
Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities). To allow our customers to comply with these regulations at that time, we typically were required, depending on the amount of credit enhancement we were providing, to provide: (1) audited financial statements for the insurance subsidiary participating in the transaction; or (2) a full and unconditional holding company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two Structured Transactions for Radian Guaranty involving approximately $118.2 million of remaining credit exposure as of June 30, 2016.

13. Capital Stock
In the first quarter of 2016, we announced and completed a share repurchase program. Pursuant to this program, we purchased an aggregate of 9.4 million shares of Radian Group common stock for $100.2 million, at a weighted average price per share of $10.62, including commissions. No further purchase authority remains under this share repurchase program. However, see Note 17 for information regarding subsequent events related to the Company’s common stock.
As partial consideration for our March 2016 purchases of a portion of our Convertible Senior Notes due 2017 and 2019, we issued to the sellers 17.0 million shares of Radian Group common stock. In addition, in connection with our termination of the related capped call transactions, we received consideration of 0.2 million shares of Radian Group common stock. See Note 11 for additional information regarding these transactions.
All shares of Radian Group common stock that we received from the above transactions were retired, resulting in a decrease in shares issued and outstanding and a corresponding increase in unissued shares.
We may also from time to time purchase shares on the open market to meet option exercise obligations and to fund 401(k) matches and purchases under our Employee Stock Purchase Plan.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

14. Accumulated Other Comprehensive Income (Loss)
The following table shows the rollforward of AOCI as of the periods indicated:

	Three Months Ended June 30, 2016				Six Months Ended June 30, 2016
(In thousands)	Before Tax	Tax Effect	Net of Tax		Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$35,064	$12,273	$22,791		$(28,425)	$(9,948)	$(18,477)
OCI:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	61,996	21,699	40,297		122,571	42,900	79,671
Less: Reclassification adjustment for net gains (losses) included in net income (1)	1,166	408	758		(2,152)	(753)	(1,399)
Net unrealized gains (losses) on investments	60,830	21,291	39,539		124,723	43,653	81,070
Net foreign currency translation adjustments	(346)	(121)	(225)		(476)	(166)	(310)
Net actuarial gains (losses)	—	—	—		(274)	(96)	(178)
OCI	60,484	21,170	39,314		123,973	43,391	80,582
Balance at end of period	$95,548	$33,443	$62,105		$95,548	$33,443	$62,105

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
(In thousands)	Before Tax	Tax Effect	Net of Tax		Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$91,806	$32,132	$59,674		$79,208	$27,723	$51,485
OCI:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(33,261)	(11,641)	(21,620)		(23,332)	(8,166)	(15,166)
Less: Reclassification adjustment for net gains (losses) included in net income (1)	68,714	24,050	44,664		68,663	24,032	44,631
Net unrealized gains (losses) on investments	(101,975)	(35,691)	(66,284)		(91,995)	(32,198)	(59,797)
Net foreign currency translation adjustments	243	85	158		49	17	32
Activity related to investments recorded as assets held for sale (2)	(7,818)	(2,736)	(5,082)	(3)	(5,006)	(1,752)	(3,254)
OCI	(109,550)	(38,342)	(71,208)		(96,952)	(33,933)	(63,019)
Balance at end of period	$(17,744)	$(6,210)	$(11,534)		$(17,744)	$(6,210)	$(11,534)
______________________

(1)
Included in net gains (losses) on investments and other financial instruments on our unaudited condensed consolidated statements of operations. During the second quarter of 2015, we sold equity securities in our portfolio and reinvested the proceeds in assets that qualify as PMIERs-compliant Available Assets, recognizing pretax gains of $68.7 million.

(2)
Represents the unrealized holding gains (losses) arising during the period on investments recorded as assets held for sale, net of reclassification adjustments for net gains (losses) included in net income (loss) from discontinued operations.

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
Prior to this, we had determined that Radian Asset Assurance met the criteria for held for sale and discontinued operations accounting at December 31, 2014. As a result, we recognized a pretax impairment charge of $467.5 million for the year ended December 31, 2014 and an additional pretax impairment charge of $14.3 million for the six months ended June 30, 2015. We recorded net income on discontinued operations of $5.4 million related to this sale in the first six months of 2015, consisting primarily of the recognition of investment gains previously deferred and recorded in AOCI and recognized as a result of the completion of the sale of Radian Asset Assurance to Assured on April 1, 2015, and adjustments to estimated transaction costs and taxes. The operating results of Radian Asset Assurance have been classified as discontinued operations for all periods presented in our condensed consolidated statements of operations. No general corporate overhead or interest expense was allocated to discontinued operations.
The table below summarizes the components of income from discontinued operations, net of tax, for the period indicated. There was no activity for discontinued operations in the three and six months ended June 30, 2016.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
(In thousands)
Net premiums earned	$—	$1,007
Net investment income	—	9,153
Net gains (losses) on investments and other financial instruments	7,818	21,486
Change in fair value of derivative instruments	—	2,625
Total revenues	7,818	34,271

Provision for losses	—	502
Policy acquisition costs	—	(191)
Other operating expenses	—	4,107
Total expenses	—	4,418

Equity in net income (loss) of affiliates	—	(13)
Income (loss) from operations of businesses held for sale	7,818	29,840
Income (loss) on sale	(350)	(14,280)
Income tax provision (benefit)	2,613	10,175
Income (loss) from discontinued operations, net of tax	$4,855	$5,385

16. Statutory Information
We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. Required statutory accounting practices are established by a variety of publications of the NAIC as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of June 30, 2016, we did not have any prescribed or permitted statutory accounting practices that resulted in reported statutory surplus or risk-based capital being significantly different from what would have been reported if NAIC statutory accounting practices had been followed.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The state insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations, as described below. Failure to maintain adequate levels of capital could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition. As of June 30, 2016, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $2.9 billion of our consolidated net assets.
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
Radian Guaranty was in compliance with the Statutory RBC Requirements or MPP Requirements, as applicable, in each of the RBC States as of June 30, 2016. The NAIC is in the process of developing a new Model Act for mortgage insurers, which is expected to include among other items, new capital adequacy requirements for mortgage insurers. In May 2016, a working group of State regulators released an exposure draft of a risk-based capital framework to establish capital requirements for mortgage insurers. While the outcome and timing of this process are uncertain, the new Model Act, if and when finalized by the NAIC, has the potential to increase capital requirements in those states that adopt the Model Act. However, we continue to believe the changes to the Model Act will not result in financial requirements that require greater capital than the level required under the PMIERs Financial Requirements. See also Note 1 for information regarding the PMIERs, which set requirements for private mortgage insurers to remain eligible insurers of loans purchased by the GSEs.
Radian Guaranty’s Risk-to-capital calculation appears in the table below. For purposes of the Risk-to-capital calculation, as well as the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus (i.e., statutory capital and surplus) plus statutory contingency reserves.

	June 30, 2016	December 31, 2015
($ in millions)
RIF, net (1)	$34,028.0	$36,396.1

Common stock and paid-in capital	$2,041.5	$2,041.4
Surplus Note	—	325.0
Unassigned earnings (deficit)	(653.6)	(679.9)
Statutory policyholders’ surplus	1,387.9	1,686.5
Contingency reserve	1,051.1	860.9
Statutory capital	$2,439.0	$2,547.4

Risk-to-capital	14.0:1	14.3:1
______________________

(1)	Excludes risk ceded through reinsurance contracts (to third parties and affiliates) and RIF on defaulted loans.
The net decrease in Radian Guaranty’s Risk-to-capital in the first six months of 2016 was primarily due to a decrease in net RIF at Radian Guaranty, resulting from insurance ceded pursuant to the Single Premium QSR Transaction during 2016, combined with statutory net income, which had the effect of increasing statutory policyholders’ surplus. The effect of both of these items was mainly offset by the repayment of the $325 million Surplus Note on June 30, 2016.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

We have actively managed Radian Guaranty’s capital position in various ways, including: (1) through internal and external reinsurance arrangements; (2) by seeking opportunities to reduce our risk exposure through negotiated transactions; and (3) by contributing additional capital from Radian Group, including through the use of the Surplus Note.

17. Subsequent Event
On June 29, 2016, Radian Group’s board of directors authorized the following actions:

•	the early redemption of the remaining $195.5 million aggregate principal amount of its 9.000% Senior Notes due 2017; and

•	a new share repurchase program of up to $125 million of Radian Group common stock.
In accordance with the board authorization, on July 13, 2016, Radian Group delivered notices of redemption designating a redemption date of August 12, 2016 (“Redemption Date”) for the remaining $195.5 million aggregate principal amount outstanding of its 9.000% Senior Notes due 2017. Pursuant to the terms of the indentures governing these notes, the notes will be redeemed at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the outstanding notes; or (ii) the sum of the present value of the remaining scheduled payments of principal of and interest on the outstanding notes (not including any portion of such payments of interest accrued to the Redemption Date) discounted to the Redemption Date on a semi-annual basis at the Adjusted Treasury Rate (as defined in the Indenture) plus 50 basis points, plus, in each case accrued and unpaid interest. The Adjusted Treasury Rate will be calculated on the second business day preceding the Redemption Date.
As of August 5, 2016, no shares have been purchased under the share repurchase program approved on June 29, 2016. Therefore, the full purchase authority of up to $125 million remains available under this program.

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
Operating Environment and Business Strategy
Operating Environment. As a seller of mortgage credit protection and mortgage and real estate products and services, our results are subject to macroeconomic conditions and specific events that impact the mortgage origination environment and the credit performance of our underlying insured assets. The operating environment for our mortgage insurance business has been improving over the past several years as the U.S. economy generally, and unemployment levels and the housing markets in particular, have been recovering from the financial crisis that began in 2007.
New lending laws and regulations were enacted in response to the financial crisis, resulting in increased regulation and regulatory scrutiny. When combined with lenders’ more restrictive lending guidelines and the absence of a robust securitization market for non-GSE loans, this has resulted in more restrictive credit standards for home financing. As a result, post-2008 loan originations have consisted primarily of high credit quality loans with significantly better credit performance than the loans in our Legacy Portfolio. While credit quality has been improving, the restrictive credit environment has made it more challenging for many first-time home buyers to finance a home, which has limited the growth of the mortgage industry, and therefore, the number of loans available for private mortgage insurance. See “—Results of Operations—Mortgage Insurance—NIW, IIF, RIF” for additional information regarding our portfolio mix and the mortgage industry. Further, while the increased regulatory environment generally benefits our compliance consulting services, the lack of a robust securitization market has significantly limited the volume of business available for our Services business as further discussed below.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2016, our portfolio of business written in this improving environment since the beginning of 2009, including HARP refinancings, represented approximately 86% of our total primary RIF. The number of new primary mortgage insurance defaults declined by approximately 6% in the six months ended June 30, 2016, compared to the same period of 2015. Similarly, our primary default rate of 3.4% at June 30, 2016 declined from 4.3% at June 30, 2015. In recent years these favorable credit trends have had a significant positive impact on our results of operations, in particular the provision for losses in our Mortgage Insurance segment.
Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain eligible insurers of loans purchased by the GSEs. The PMIERs became effective on December 31, 2015. The PMIERs were designed to ensure that the approved insurers will continue to possess the financial and operational capacity to serve as strong counterparties to the GSEs throughout various market conditions. The PMIERs are comprehensive, covering virtually all aspects of a private mortgage insurer’s business and operations, including internal risk management and quality controls, the relationship between the GSEs and the approved insurer and the approved insurer’s financial condition. The GSEs have significant discretion under the PMIERs as well as a broad range of consent rights to approve various actions of the approved insurer. In addition, there is the possibility that the GSEs will increase the capital requirements under the PMIERs Financial Requirements in the future given that the PMIERs provide that the factors that are applied to calculate and determine a mortgage insurer’s Minimum Required Assets will be updated every two years, or more frequently, as determined by the GSEs, to reflect changes in macroeconomic conditions or loan performance. Radian Guaranty is in compliance with the PMIERs. See “—Liquidity and Capital Resources—Radian Group—Short-Term Liquidity Needs” for additional information.
For our mortgage insurance business, our competitors include other private mortgage insurers and governmental agencies, principally the FHA and the U.S. Department of Veterans Affairs (“VA”). We compete with six other private mortgage insurers that are eligible to write business for the GSEs. We compete with these private mortgage insurers on the basis of price, underwriting guidelines, customer relationships, reputation, perceived financial strength (including based on comparative credit ratings) and overall service, including services and products that complement our mortgage insurance products and that are offered through our Services business. We compete with the FHA and VA on the basis of loan limits, pricing, credit guidelines and terms of our insurance policies. The FHA’s pricing reduction of its annual mortgage insurance premiums in January 2015, combined with our premium changes in April 2016 to increase our pricing for borrowers with lower FICO scores has impacted our ability to compete with the FHA on certain high-LTV loans to borrowers with FICO scores below 720. However, we believe that our recent pricing changes enable us to more effectively compete with the FHA on certain high-LTV loans to borrowers with FICO scores above 720. The FHA may again determine to reduce its pricing or alter the terms of its insurance, which could further impact the competitiveness of private mortgage insurance with respect to certain products. However, we believe there is an increasing preference among many lenders for conventional versus FHA lending, and we believe that borrowers are often attracted to the cancellation option offered by private mortgage insurance. This, combined with the growing number of higher-LTV programs utilizing private mortgage insurance that have been introduced by lenders recently, could help increase the private mortgage insurance industry’s penetration of the insured market.
The positive macroeconomic and credit trends in recent years also have encouraged newer entrants into the private mortgage insurance industry. The presence of newer entrants in the industry has increased price competition as these companies seek to gain a greater presence in the market and more established industry participants seek to defend their market share and customer relationships. As a result, recent pricing trends have included: (i) the use of a spectrum of filed rates to allow for formulaic, risk-based pricing (commonly referred to as “black-box” pricing) or customized pricing engines; (ii) the use of customized (often discounted) rates on lender-paid, Single Premium policies; and (iii) overall reductions in standard filed rates on borrower-paid Monthly Premium Policies. In the recent past, the willingness of mortgage insurers to offer reduced pricing (whether through filed or customized rates) has been met with an increased demand from certain lenders for reduced rate products. This produced a marketplace where balancing both targeted returns on new business and an acceptable share of the insured market became more challenging for all participants. Although the industry remains highly competitive and there can be no assurance that there will not be further broad-based declines in mortgage insurance pricing, the use of discounted pricing strategies related to borrower-paid Monthly Premium Policies appears to have moderated subsequent to the widespread industry pricing changes for standard rates that occurred during the first half of 2016.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Strategy. Radian is focused on a number of strategic objectives, as described below.

RADIAN’S LONG-TERM STRATEGIC OBJECTIVES
• Grow earnings per share while maintaining attractive returns on equity » Write high-quality and profitable NIW » Improve margins through efficiency initiatives and business mix
• Expand the role of private mortgage insurance in the mortgage finance industry
• Grow fee income by expanding our presence in the real estate and mortgage finance industries
• Enhance our financial strength and effectively manage Radian Group’s debt maturity profile
• Manage risk and compliance proactively through strong governance and culture
In formulating our strategy in this highly competitive operating environment, we have taken a disciplined approach to establishing our premium rates and delivering a mix of business that we expect to produce our targeted level of returns on a blended basis and an acceptable level of NIW. In the first half of 2016, in furtherance of this strategy, we:

•	increased our filed rates for lender-paid mortgage insurance;

•
adjusted our borrower-paid, filed rates, effective on April 7, 2016, which generally had the effect of decreasing our standard rates on higher FICO business, and raising our standard rates on lower FICO business where the FHA is already very competitive;

•
continued to use the authority set forth in our rate filings to provide customized premiums for lender-paid, Single Premium mortgage insurance on a limited basis while maintaining our focus on our overall risk and return targets, and subsequent to June 30, 2016, because the level of discounting has moderated, have chosen to selectively participate in certain discounted, Single Premium business that has been offered on an aggregated basis; and

•
entered into the Single Premium QSR Transaction to proactively manage the risk and return profile of Radian Guaranty’s insured portfolio, which resulted in increasing our return on required capital for Single Premium Policies and decreasing the percentage of our Single Premium RIF, net of reinsurance ceded.

See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements and “—Liquidity and Capital Resources—Radian Group—Short-Term Liquidity Needs” for more information about the Single Premium QSR Transaction.
As a result of the actions described above, we believe we remain well positioned to compete for the high-quality business being originated today, including the generally more profitable, borrower-paid business, while at the same time maintaining projected returns on NIW within our targeted ranges. In addition, the changes that were implemented to our filed premium rates in the first half of 2016 are expected to generate more consistent returns across the credit spectrum and provide stable loss ratios in periods of further credit expansion. Over the life of the policies, we expect our current pricing (including the impact of the Single Premium QSR Transaction) will produce returns on required capital on new business on an unlevered basis (i.e., after-tax underwriting returns plus projected investment income) of approximately 13% to 14%, and approximately 16% to 17% on a levered basis (i.e., after-tax returns taking into consideration a targeted corporate debt to capital ratio of less than 30%). Our actual portfolio returns will depend on a number of factors, including the amount and mix of NIW that we are able to write at these new pricing levels and the amount of reinsurance we use.
Our Services segment provides a diverse array of services to participants in multiple facets of the residential real estate and mortgage finance markets. As a result, we believe the Services segment is well-positioned to generate revenue in both healthy and distressed mortgage market conditions. Historically, a significant portion of this revenue was generated from activities related to non-agency RMBS issuance, which, as discussed above, has been limited since the financial crisis. We believe that the potential future re-emergence of the non-agency RMBS market may represent a significant long-term growth opportunity for our loan review, due diligence and surveillance services. However, the size and timing for the return of this market are uncertain and will be impacted by factors outside our control, including market demand and regulation.
Following the financial crisis, SFR securitizations, fueled by home purchases by institutional investors, experienced rapid growth. Our Services business was able to capitalize on this growth by providing a variety of services to this market, including REO management. Recently, there has been a decline in the pace of home purchases by institutional investors and a slowdown in SFR securitizations, which have negatively impacted our Services revenues in 2015 and the first half of 2016.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our strategy for future growth includes continuing to grow our Mortgage Insurance business and expanding our capabilities in our Services business to increase the depth and breadth of mortgage and real estate products and services we offer to the residential real estate and mortgage finance markets. A key element of this business strategy is to use our Services segment to broaden our participation in the residential mortgage market value chain by offering a range of mortgage and real estate-related products and services that complement our mortgage insurance business. This strategy is designed to satisfy demand in the market, grow our fee-based revenues, strengthen our existing mortgage insurance customer relationships, attract new customers and differentiate us from our mortgage insurance peers.
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
Red Bell
ValuAmerica

MI = Mortgage Insurance

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2016 Developments
Capital and Debt Maturity Management. During the first half of 2016, we completed a series of transactions to strengthen our financial position. The combination of these actions had the impact of decreasing diluted shares, improving Radian Group’s debt maturity profile and improving Radian Guaranty’s position under the PMIERs Financial Requirements. This series of capital and debt maturity management transactions consisted of:

•	the issuance of $350 million aggregate principal amount of Senior Notes due 2021;

•	the purchases of aggregate principal amounts of $30.1 million and $300.8 million, respectively, of our outstanding Convertible Senior Notes due 2017 and 2019;

•	the termination of the portion of the capped call transactions related to the purchased Convertible Senior Notes due 2017;

•	the completion of the share repurchase program announced in January 2016, by purchasing an aggregate of 9.4 million shares of Radian Group common stock for $100.2 million, including commissions; and

•
the execution of the Single Premium QSR Transaction, which had the effect of increasing the amount by which Radian Guaranty’s Available Assets exceed its Minimum Required Assets under the PMIERs Financial Requirements.

See Notes 7, 11 and 13 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the individual transactions.
Our purchases of Convertible Senior Notes due 2017 and 2019 resulted in a loss on induced conversion and debt extinguishment of $57.7 million for the six months ended June 30, 2016. Following the purchases described above, $22.2 million and $89.2 million, respectively, of the principal amounts of the Convertible Senior Notes due 2017 and 2019 remained outstanding as of June 30, 2016.
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
In the aggregate, the series of recent capital and debt maturity management transactions described above resulted in the following changes to liquidity, long-term debt and stockholders’ equity:

•	a net increase in available holding company liquidity of $34.9 million;

•	a net increase in long-term debt of $50.9 million; and

•	a net decrease in stockholders’ equity of $0.8 million.
Available holding company liquidity also increased by an additional $325 million due to the repayment of the Surplus Note, as further described below.
As of the dates of the completion of the purchases of the convertible notes, the series of transactions described above also resulted in a net decrease of approximately 21.1 million diluted shares. This decrease reflects that the number of dilutive shares related to the purchased Convertible Senior Notes due 2017 and 2019 (which shares had been included in the calculations of dilutive shares for prior periods, in accordance with GAAP) exceeded the actual net increase in shares issued as a result of these transactions.
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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Single Premium QSR Transaction had the effect of increasing the amount by which Radian Guaranty’s Available Assets exceed its Minimum Required Assets under the PMIERs Financial Requirements, and it was the primary factor in positioning Radian Guaranty to fully redeem the Surplus Note on June 30, 2016. The Single Premium QSR Transaction also results in the following impacts, which are expected to continue over the term of the transaction:

•	increases the amount of our RIF covered by reinsurance, and therefore, the amount of premiums and losses ceded;

•	reduces net premiums written and earned;

•	reduces other operating expenses by the amount of ceding commissions earned; and

•
improves Radian Guaranty’s return on required capital for its Single Premium mortgage insurance products as a result of the combination of the favorable impact to our PMIERs Financial Requirements and the expected ceded underwriting margin.

For risks ceded under the Single Premium QSR Transaction, the after-tax implied cost of required capital over the term of the transaction under the current PMIERs Financial Requirements is expected to be less than 2%. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements and “—Liquidity and Capital Resources—Radian Group—Short-Term Liquidity Needs” for more information about the Single Premium QSR Transaction.
On June 30, 2016, Radian Guaranty repaid in full the $325 million Surplus Note due to Radian Group, which increased our holding company liquidity by $325 million. In anticipation of the planned redemption of the Surplus Note, on June 29, 2016, Radian Group’s board of directors authorized the following actions as part of Radian’s capital management strategies:

•	the early redemption of the remaining $195.5 million aggregate principal amount of our 9.000% Senior Notes due 2017; and

•	a new share repurchase program of up to $125 million of Radian Group common stock.
In accordance with the board authorization and pursuant to the terms of the indentures governing the notes, on July 13, 2016, Radian Group delivered notices of redemption designating a redemption date of August 12, 2016 for the remaining $195.5 million aggregate principal amount outstanding of its 9.000% Senior Notes due 2017. See “—Liquidity and Capital Resources—Radian Group—Short-Term Liquidity Needs” and Note 17 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
As of August 5, 2016, no shares have been purchased under the share repurchase program approved on June 29, 2016. Therefore, the full purchase authority of up to $125 million remains available under this program.
Key Factors Affecting Our Results
There have been no material changes to the key factors affecting our results that are discussed in our 2015 Form 10-K.

Results of Operations—Consolidated
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three and six months ended June 30, 2016 primarily reflect the financial results and performance of our two business segments—Mortgage Insurance and Services. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the basis of our segment reporting, including the related allocations. See “—Results of Operations—Mortgage Insurance” and “—Results of Operations—Services” for the operating results of these business segments for the three and six months ended June 30, 2016.
In addition to the results of our operating segments, pretax income (loss) is also affected by those factors described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Key Factors Affecting Our Results” in our 2015 Form 10-K.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table highlights selected information related to our consolidated results of operations for the three and six months ended June 30, 2016 and 2015:

			$ Change			$ Change
	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
($ in millions, except per-share amounts)	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
Pretax income from continuing operations	$156.5	$80.0	$76.5	$258.9	$217.4	$41.5
Net income from continuing operations	98.1	45.2	52.9	164.4	136.9	27.5
Income (loss) from discontinued operations, net of tax	—	4.9	(4.9)	—	5.4	(5.4)
Net income	98.1	50.1	48.0	164.4	142.3	22.1
Diluted net income per share	0.44	0.22	0.22	0.73	0.61	0.12
Book value per share at June 30	13.09	11.28	1.81	13.09	11.28	1.81

Net premiums earned—insurance	229.1	237.4	(8.3)	450.0	462.0	(12.0)
Services revenue	38.3	43.5	(5.2)	69.9	74.1	(4.2)
Net investment income	28.8	19.3	9.5	56.0	36.6	19.4
Net gains (losses) on investments and other financial instruments	30.5	28.4	2.1	61.8	45.2	16.6
Provision for losses	49.7	32.6	(17.1)	92.7	77.6	(15.1)
Direct cost of services	24.9	23.5	(1.4)	46.6	42.8	(3.8)
Other operating expenses	65.7	67.7	2.0	124.7	121.5	(3.2)
Interest expense	22.5	24.5	2.0	44.1	48.9	4.8
Loss on induced conversion and debt extinguishment	2.1	91.9	89.8	57.7	91.9	34.2
Amortization and impairment of intangible assets	3.3	3.3	—	6.6	6.3	(0.3)
Income tax provision (benefit)	58.4	34.8	(23.6)	94.6	80.5	(14.1)

Adjusted pretax operating income (1)	131.4	147.3	(15.9)	261.6	271.2	(9.6)
______________________

(1)	See “—Use of Non-GAAP Financial Measure” below.
Net Income from Continuing Operations. As discussed in more detail below, our net income from continuing operations for the three and six months ended June 30, 2016 was higher compared to the same period in 2015, primarily due to a decrease in loss on induced conversion and debt extinguishment, combined with increases in net investment income and net gains on investments and other financial instruments, partially offset by an increase in provision for losses and lower revenue. See “—Results of Operations—Mortgage Insurance” and “—Results of Operations—Services” for more information on our segment results.
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
There were no amounts recorded in 2016 related to discontinued operations. We recorded net income from discontinued operations of $5.4 million in the first six months of 2015, consisting primarily of the recognition of investment gains previously deferred and recorded in accumulated other comprehensive income and recognized as a result of the completion of the sale of Radian Asset Assurance to Assured on April 1, 2015, as well as adjustments to estimated transaction costs and taxes.
For additional information related to discontinued operations, see Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Diluted Net Income Per Share. The increase in diluted net income per share for the three and six months ended June 30, 2016, compared to the same periods in 2015, is primarily due to the increase in net income from continuing operations, as discussed above, and the decrease in average diluted shares. The average diluted shares decreased from 246.7 million shares and 245.0 million shares for the three and six months ended June 30, 2015, respectively, to 226.2 million shares and 232.9 million shares, respectively, for the same periods in 2016. This decrease in average diluted shares is primarily due to the impact of the June 2015 repurchase of $389.1 million of our Convertible Senior Notes due 2017, combined with the impact of the series of 2016 capital and debt maturity management transactions described above, included as of their effective dates. See “—Overview—2016 Developments” above.
Book Value Per Share. The increase in book value per share from $12.07 at December 31, 2015 to $13.09 at June 30, 2016 is primarily due to net income, the increase in unrealized gains in other comprehensive income and the equity impact of the series of 2016 capital and debt maturity management transactions described above, partially offset by a net increase in the number of shares outstanding, as shown below.

BOOK VALUE PER SHARE [1]

$14.0
$13.5
$13.0
$12.5
$12.0
$11.5
$11.0
$12.07
$0.79
$0.39
$0.24
$0.04
$0.02
$0.46
$13.09
December 31, 2015
Net Income (2)
Change in Unrealized Gains in Other Comprehensive Income
Equity Impact of Capital Transactions (3)
Equity Impact of Long-term Incentive Grants
Other
Net Increase in Shares Outstanding (3)
June 30, 2016

(1) All book value per share items above are calculated based on 206.9 million shares outstanding as of December 31, 2015, except for:
   a) the increase in Shares Outstanding, which represents the difference between (i) total equity as of June 30, 2016 divided by the shares outstanding as of June 30, 2016; and (ii) total equity as of June 30, 2016 divided by the shares outstanding as of December 31, 2015; and
   b) the June 30, 2016 book value per share, which was calculated based on 214.3 million shares outstanding as of June 30, 2016.

(2) Includes the impact, net of related tax expense, of loss on induced conversion and debt extinguishment related to the series of capital and debt maturity management transactions.

(3) Reflects the combined net impact on equity and shares, respectively, from the series of capital and debt maturity management transactions completed in the first six months of 2016, as further described in "—Overview—2016 Developments". The impact on equity shown above includes the impact of: (i) the extinguishment of Convertible Senior Notes due 2017 and 2019; (ii) the termination of the portion of the capped call transactions related to the purchased Convertible Senior Notes due 2017; and (iii) the shares repurchased under the share repurchase program, and excludes the loss on induced conversion and debt extinguishment, which is included in net income.

Although the actual shares outstanding at June 30, 2016 increased from December 31, 2015 as a result of the series of recent capital and debt maturity management transactions described in “—Overview—2016 Developments” above, the diluted shares for purposes of determining earnings per share decreased by approximately 21.1 million shares as of the date these transactions were completed. This decrease reflects that the number of dilutive shares related to the purchased Convertible Senior Notes due 2017 and 2019 (which shares had been included in the calculations of dilutive shares for prior periods, in accordance with GAAP) exceeded the actual net increase in shares issued as a result of these transactions.
Services Revenue and Direct Cost of Services. Services revenue and direct cost of services represent amounts related to our Services segment. See “—Results of Operations—Services” below for more information.
Net Investment Income. For the three and six months ended June 30, 2016 and 2015, net investment income represents investment income from investments held at Radian Group that are allocated to the Mortgage Insurance segment and investment income from investments held by the Mortgage Insurance segment. See “—Results of Operations—Mortgage Insurance” for more information.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Gains (Losses) on Investments and Other Financial Instruments. The components of the net gains (losses) on investments and other financial instruments for the periods indicated are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015		2016	2015
Net unrealized gains (losses) related to change in fair value of trading securities and other investments	$27.7	$(31.6)		$62.9	$(10.9)
Net realized gains (losses) on sales	1.6	60.4	(1)	(4.0)	55.9	(1)
Net gains (losses) on other financial instruments	1.2	(0.4)		2.9	0.2
Net gains (losses) on investments and other financial instruments	$30.5	$28.4		$61.8	$45.2

______________________

(1)
During the second quarter of 2015, we sold equity securities in our portfolio and reinvested the proceeds in assets that qualify as PMIERs-compliant Available Assets, recognizing pretax gains of $68.7 million.

Other Operating Expenses. Other operating expenses for the three months ended June 30, 2016, as compared to the same period of 2015, reflect a decrease primarily due to the increase in ceding commissions from the Single Premium QSR Transaction, partially offset by the increase in operating expenses resulting from the acquisition of ValuAmerica in October 2015. Other operating expenses for the three months ended June 30, 2016 also include the accelerated expense associated with the annual grants of new equity-settled long-term incentive awards, primarily due to the acceleration of such expense for retirement-eligible employees. Other operating expenses in the second quarter of 2015 did not include the accelerated expense associated with the annual grants of incentive awards, as the 2015 annual grants occurred in the third quarter of 2015. However, other operating expenses in the second quarter of 2015 included additional expense due to the impact of stock price appreciation on the estimated fair value of cash-settled equity based long-term incentive awards, which were valued, in large part relative to the price of Radian Group’s common stock. Now that substantially all of the cash-settled awards have vested, the expense volatility due to the impact of Radian Group’s stock price on the expense recorded for these awards is not expected in the future.
Other operating expenses for the six months ended June 30, 2016, as compared to the same period of 2015, reflect an increase primarily due to the operating expenses resulting from the acquisitions of Red Bell and ValuAmerica, which were acquired in March 2015 and October 2015, respectively. Compensation expense, inclusive of severance costs of $3.3 million, also increased for the six months ended June 30, 2016, which was primarily related to cost reduction initiatives undertaken in the six months ended June 30, 2016. The increase in operating expenses for the six months ended June 30, 2016 was partially offset by the increase in ceding commissions from the Single Premium QSR Transaction.
Throughout 2016, we have implemented various targeted efficiency initiatives with the objective of managing expenses. We expect the initiatives to be substantially completed by the end of 2016, and as a result, we currently expect to reduce our fourth-quarter 2016 other operating expenses to approximately $60 million. This amount includes the incremental expense related to our ongoing investment to significantly upgrade our technology systems, which we expect to continue to elevate our Mortgage Insurance operating expenses for the foreseeable future.
Interest Expense. Interest expense for the three and six months ended June 30, 2016 decreased compared to the same periods of 2015 primarily due to a reduction in interest expense from the March 2016 and June 2015 purchases of aggregate principal amounts of $30.1 million and $389.1 million, respectively, of Convertible Senior Notes due 2017 and from the 2016 purchases of an aggregate principal amount of $300.8 million of Convertible Senior Notes due 2019. This decrease was partially offset by the increase in interest expense from the March 2016 issuance of $350 million aggregate principal amount of 7.000% Senior Notes due 2021 and the June 2015 issuance of $350 million aggregate principal amount of 5.250% Senior Notes due 2020. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Loss on Induced Conversion and Debt Extinguishment. During the first six months of 2016, our purchases of Convertible Senior Notes due 2017 and 2019 resulted in a loss on induced conversion and debt extinguishment of $57.7 million consisting of: (i) a market premium of $41.0 million, representing the excess of the fair value of the total consideration delivered to the sellers of the convertible notes over fair value of securities issuable pursuant to the original conversion terms; (ii) a loss on extinguishment of debt of $15.6 million, representing the difference between the fair value and the carrying value, net of unamortized issuance costs, of the liability component of the purchased notes; and (iii) expenses totaling $1.1 million for transaction costs.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the first six months of 2015, our purchases of Convertible Senior Notes due 2017 resulted in a loss on induced conversion and debt extinguishment of $91.9 million, consisting of: (i) a market premium of $35.5 million, representing the excess of the fair value of the total consideration delivered to the sellers of the convertible notes over the fair value of securities issuable pursuant to the original conversion terms; (ii) a loss on extinguishment of debt of $52.3 million, representing the excess of the fair value over the carrying amount of the purchased notes; and (iii) expenses totaling $4.1 million, representing the total of the transaction costs on the conversion and the remaining unamortized debt issuance costs on the purchased Convertible Senior Notes due 2017.
Amortization and Impairment of Intangible Assets. The amortization and impairment of intangible assets for the three and six months ended June 30, 2016 and 2015 primarily reflects the amortization of intangible assets acquired as part of the Clayton acquisition. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Income Tax Provision (Benefit). The effective tax rate for our income from continuing operations was 37.3% and 36.5% for the three and six months ended June 30, 2016, respectively, compared to 43.5% and 37.0% for the three and six months ended June 30, 2015, respectively. Our June 30, 2016 annualized effective tax rate was estimated at approximately 38.4%, which is higher than the federal statutory rate of 35%, primarily as a result of the non-deductible portion of the purchase premium relating to our Convertible Senior Notes due 2017 and 2019. Our tax rates for the three and six months ended June 30, 2016, however, also were affected by the tax impact of discrete items, including investment gains taxed at the statutory tax rate of 35%, state and local income taxes and the accounting for uncertain tax positions. The change from our federal statutory tax rate of 35% for the three and six months ended June 30, 2015 was primarily due to the impact of the non-deductible portion of the premium associated with the purchases of our Convertible Senior Notes due 2017 and the impact of state and local income taxes. The primary change from the statutory tax rate for the six months ended June 30, 2015 also included the impact of the accounting standard regarding the accounting for uncertainty of income taxes.
Use of Non-GAAP Financial Measure. In addition to the traditional GAAP financial measures, we have presented a non-GAAP financial measure for the consolidated company, “adjusted pretax operating income (loss),” among our key performance indicators to evaluate our fundamental financial performance. This non-GAAP financial measure aligns with the way the Company’s business performance is evaluated by both management and Radian Group’s board of directors. This measure has been established in order to increase transparency for the purposes of evaluating our operating trends and enabling more meaningful comparisons with our peers. Although on a consolidated basis “adjusted pretax operating income (loss)” is a non-GAAP financial measure, for the reasons discussed above we believe this measure aids in understanding the underlying performance of our operations. Our senior management, including our Chief Executive Officer (the Company’s chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of the Company’s business segments and to allocate resources to the segments.
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
The following table provides a reconciliation of our non-GAAP financial measure for the consolidated company, adjusted pretax operating income, to the most comparable GAAP measure, pretax income from continuing operations:

Reconciliation of Consolidated Non-GAAP Financial Measure
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Adjusted pretax operating income (loss):
Mortgage Insurance (1)	$137,345	$145,426	$277,477	$271,318
Services (1)	(5,960)	1,834	(15,873)	(157)
Total adjusted pretax operating income	131,385	147,260	261,604	271,161

Net gains (losses) on investments and other financial instruments	30,527	28,448	61,813	45,227
Loss on induced conversion and debt extinguishment	(2,108)	(91,876)	(57,678)	(91,876)
Acquisition-related (expenses) benefits (2)	54	(567)	(151)	(774)
Amortization and impairment of intangible assets	(3,311)	(3,281)	(6,639)	(6,304)
Consolidated pretax income from continuing operations	$156,547	$79,984	$258,949	$217,434

______________________

(1)	Includes inter-segment expenses and revenues as disclosed in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

(2)	Acquisition-related (expenses) benefits represent expenses incurred to effect the acquisition of a business, net of adjustments to accruals previously recorded for acquisition expenses.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations—Mortgage Insurance
Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015
The following table summarizes our Mortgage Insurance segment’s results of operations for the three and six months ended June 30, 2016 and 2015:

			$ Change			$ Change
	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
($ in millions)	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
Adjusted pretax operating income (1)	$137.3	$145.4	$(8.1)	$277.5	$271.3	$6.2
Net premiums written—insurance (2)	232.4	251.1	(18.7)	258.7	493.0	(234.3)
(Increase) decrease in unearned premiums	(3.3)	(13.6)	10.3	191.4	(31.0)	222.4
Net premiums earned—insurance	229.1	237.4	(8.3)	450.0	462.0	(12.0)
Net investment income	28.8	19.3	9.5	56.0	36.6	19.4
Provision for losses	50.1	31.6	(18.5)	93.4	77.5	(15.9)
Other operating expenses	50.4	54.4	4.0	93.6	98.2	4.6
Interest expense	18.1	20.1	2.0	35.2	40.0	4.8
______________________

(1)	Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments.

(2)	Net of ceded premiums written under the QSR Transactions and the Single Premium QSR Transaction. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Adjusted Pretax Operating Income. Our Mortgage Insurance segment’s adjusted pretax operating income decreased for the three months ended June 30, 2016, compared to the comparable period in 2015, primarily reflecting an increase in provision for losses and the net impact of the Single Premium QSR Transaction, as further described below. The impact of these decreases in adjusted pretax operating income was partially offset by an increase in net investment income. Adjusted pretax operating income increased for the six months ended June 30, 2016, compared to the comparable period in 2015, primarily reflecting an increase in net investment income and a decrease in interest expense, partially offset by an increase in provision for losses and the net impact of the Single Premium QSR Transaction.
NIW, IIF, RIF
A key component of our current business strategy is to grow our mortgage insurance business by writing insurance on high-quality mortgages in the U.S. Consistent with this objective, we wrote $12.9 billion and $21.0 billion of primary new mortgage insurance in the three and six months ended June 30, 2016, respectively, compared to $11.8 billion and $21.1 billion in the three and six months ended June 30, 2015, respectively.
We monitor competitive and economic factors while balancing both profitability and market share considerations in developing our pricing and origination strategies. Due to the increasingly competitive environment throughout the mortgage insurance industry, price competition among private mortgage insurers continues to be strong. Although it remains difficult to project future volumes, we currently expect the total mortgage insurance market in 2016 to be slightly higher than 2015, based in part on the increased penetration of private mortgage insurance due to a higher mix of purchase originations compared to refinance activity. Given these assumptions, and based on our second quarter 2016 volume and current pipeline of mortgage insurance commitments, we expect our new business volume for 2016 will be higher than our $41 billion of NIW in 2015.
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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the improved composition of our mortgage insurance portfolio with respect to specific individual credit attributes, such as FICO scores and LTVs, more stringent underwriting requirements have also led to fewer loans from our 2009 and later origination years that combine multiple higher-risk attributes within the same loan, such as a low FICO score with an investment property, or a low FICO score with a cash-out refinancing. These changes have contributed to the improved overall credit quality of our portfolio. The combination of higher-risk attributes within the same loans was a factor that contributed to the increased defaults previously experienced in the Legacy Portfolio.
Refinancings under the HARP programs (discussed below) have also had a positive impact on the overall credit quality and composition of our mortgage insurance portfolio because the HARP refinancings generally result in terms under which a borrower has a greater ability to pay and more financial flexibility to cover the loan obligations.
The growth of our portfolio written since the beginning of 2009, together with, among other things, the various factors discussed above, has also contributed to the significant improvement in the credit quality of our mortgage insurance portfolio. Our portfolio written since the beginning of 2009, including HARP refinancings, accounted for approximately 86% of our total primary RIF at June 30, 2016, compared to 84% at December 31, 2015. The table below illustrates the improved composition of our mortgage insurance portfolio RIF, based on origination vintages.

IMPROVED COMPOSITION OF MORTGAGE INSURANCE PORTFOLIO

2006-2007 (HARP) (1)
2006-2007 (Non-HARP)
Other Vintages (Non-HARP)
Other Vintages (HARP) (1)
4.3%
6.9%
7.1%
4.1%
2009-2016
77.6%

______________________

(1)
In 2009, the GSEs began offering the HARP, which allows a borrower who is not delinquent to refinance a mortgage if the borrower has been unable to take advantage of lower interest rates because the borrower’s home has decreased in value. We exclude HARP loans from our NIW for the period in which the refinance occurs. During the six months ended June 30, 2016, new HARP loans accounted for $120.3 million of newly refinanced loans that were not included in Radian Guaranty’s NIW for the period, compared to $505.5 million for the same period of 2015.

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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Although this program has the potential to reduce the number of future claims we would be required to pay, based on our current evaluation of the program criteria, we do not expect that a material number of our loans currently in default would be affected. In addition, for any loans modified under this program that subsequently default and result in a claim, we would be required to pay the claim based upon the unpaid principal balance at the time of the default plus the principal forgiven in connection with the modification, without consideration of the modification. We will continue to evaluate the impact of the program as more information becomes available.
Although in our overall portfolio there are currently fewer loans with LTVs greater than 95% as compared to mortgages in our Legacy Portfolio, the percentage of recent NIW with LTVs greater than 95% is beginning to steadily increase. Factors influencing the recent increases include: (i) GSE program enhancements and guideline changes; (ii) FHA regulatory enforcement actions; (iii) mortgage insurance pricing changes effective in the first half of 2016; and (iv) recent lender response to market demands and the volume of mortgage originations.
The improvement in the credit quality of our mortgage insurance portfolio is demonstrated by improved default trends for mortgage insurance policies issued since the beginning of 2009. Our expected future losses on our mortgage insurance portfolio written since the beginning of 2009, including HARP refinancings, are significantly lower than those experienced on our Legacy Portfolio (as presented in the following chart).
The following charts illustrate the improved trends of our cumulative incurred loss ratios by year of origination and development year.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables provide selected information as of and for the periods indicated related to mortgage insurance NIW, RIF and IIF. Policy years represent the original policy years, and have not been adjusted to reflect subsequent HARP refinancing activity. Primary RIF and IIF amounts at June 30, 2016 include $315 million and $1.3 billion, respectively, related to loans that are subject to the Freddie Mac Agreement. Although we no longer have future claim liability on these loans, we continue to receive premiums on the related loans and the insurance remains in force; therefore, these loans are included in our primary RIF and IIF. Throughout this report, unless otherwise noted, RIF is presented on a gross basis and includes the amount ceded under reinsurance.
As a percentage of our total NIW, the level of our purchase origination volume has increased and our refinance originations have decreased during the three and six months ended June 30, 2016, compared to the same periods of 2015. Purchase borrowers tend to have lower FICO scores and higher LTVs than borrowers who are refinancing. Our most recent trends in FICO scores and LTVs reflect the recent shift in our mix of purchase and refinance business, combined with a slow, steady expansion of credit in the marketplace as a result of the improving economy.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2016		2015		2016		2015
Total primary NIW by FICO Score
>=740	$7,871	60.9%	$7,405	63.0%	$12,587	60.0%	$13,373	63.3%
680-739	4,165	32.2	3,615	30.8	6,880	32.8	6,460	30.5
620-679	885	6.9	731	6.2	1,525	7.2	1,303	6.2
Total Primary	$12,921	100.0%	$11,751	100.0%	$20,992	100.0%	$21,136	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Percentage of primary NIW
Direct Monthly and Other Premiums	74%	68%	73%	66%
Direct Single Premiums	26%	32%	27%	34%

Net Single Premiums (1)	17%	32%	18%	34%

Refinances	18%	23%	18%	27%

LTV
95.01% and above	4.8%	3.2%	4.4%	2.5%
90.01% to 95.00%	50.2%	49.4%	50.3%	49.0%
85.01% to 90.00%	31.8%	34.0%	32.3%	33.7%
85.00% and below	13.2%	13.4%	13.0%	14.8%

Primary risk written	$3,256	$2,963	$5,293	$5,278
______________________

(1)	In 2016, represents the percentage of direct single premiums written, after consideration of the 35% single premium NIW ceded under the Single Premium QSR Transaction.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ in millions)	June 30, 2016	December 31, 2015	June 30, 2015
Primary IIF
Direct Monthly and Other premiums	68%	69%	70%
Direct Single Premiums	32%	31%	30%

Net Single Premiums (1)	25%	31%	30%

Total Primary IIF	$177,672	$175,584	$172,692

Persistency Rate (12 months ended)	79.9%	78.8%	80.1%
Persistency Rate (quarterly, annualized) (2)	78.0%	81.8%	76.2%
______________________

(1)	Represents the percentage of single premium IIF, after giving effect to all reinsurance ceded.

(2)	The Persistency Rate on a quarterly, annualized basis may be impacted by seasonality or other factors, and may not be indicative of full-year trends.

($ in millions)	June 30, 2016		December 31, 2015		June 30, 2015
Primary RIF by Product
Flow	$43,576	96.1%	$42,771	95.8%	$41,706	95.5%
Structured	1,748	3.9	1,856	4.2	1,957	4.5
Total Primary RIF	$45,324	100.0%	$44,627	100.0%	$43,663	100.0%

Primary RIF by Premium Type
Direct Monthly and Other Premiums	$31,205	68.8%	$30,940	69.3%	$30,688	70.3%
Direct Single Premiums	14,119	31.2	13,687	30.7	12,975	29.7
Total Primary RIF	$45,324	100.0%	$44,627	100.0%	$43,663	100.0%

Net Single Premiums (1)	$9,885	24.7%	$12,846	30.2%	$12,077	29.3%

Primary RIF by Risk Grade
Prime	$43,076	95.0%	$42,170	94.5%	$40,963	93.8%
Alt-A	1,302	2.9	1,427	3.2	1,588	3.6
A minus and below	946	2.1	1,030	2.3	1,112	2.6
Total Primary RIF	$45,324	100.0%	$44,627	100.0%	$43,663	100.0%

______________________

(1)	Represents the dollar amount and percentage, respectively, of Single Premium RIF, after giving effect to all reinsurance ceded.

($ in millions)	June 30, 2016		December 31, 2015		June 30, 2015
Total primary RIF by FICO score
>=740	$25,897	57.1%	$25,467	57.1%	$24,778	56.7%
680-739	13,941	30.8	13,543	30.3	13,131	30.1
620-679	4,739	10.5	4,806	10.8	4,880	11.2
<=619	747	1.6	811	1.8	874	2.0
Total Primary RIF	$45,324	100.0%	$44,627	100.0%	$43,663	100.0%

Primary RIF on defaulted loans (1)	$1,398		$1,625		$1,753

______________________

(1)	Excludes risk related to loans subject to the Freddie Mac Agreement.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ in millions)	June 30, 2016		December 31, 2015		June 30, 2015
Total primary RIF by LTV
95.01% and above	$3,211	7.1%	$3,249	7.3%	$3,340	7.6%
90.01% to 95.00%	23,397	51.6	22,479	50.4	21,398	49.0
85.01% to 90.00%	15,107	33.3	15,184	34.0	15,103	34.6
85.00% and below	3,609	8.0	3,715	8.3	3,822	8.8
Total primary RIF	$45,324	100.0%	$44,627	100.0%	$43,663	100.0%

Percentage of primary RIF
Refinances	22%		23%		25%
Loan Type:
Fixed	96.5%		96.1%		95.7%
Adjustable rate mortgages (fully indexed) (1)	2.5		2.7		2.9
Mortgages with interest only or potential negative amortization	1.0		1.2		1.4
Total	100.0%		100.0%		100.0%

Total primary RIF by policy year
2005 and prior	$2,511	5.5%	$2,823	6.3%	$3,189	7.3%
2006	1,517	3.4	1,666	3.7	1,841	4.2
2007	3,589	7.9	3,891	8.7	4,188	9.6
2008	2,538	5.6	2,798	6.3	3,065	7.0
2009	608	1.3	736	1.7	884	2.0
2010	519	1.2	616	1.4	741	1.7
2011	1,112	2.5	1,294	2.9	1,495	3.5
2012	4,410	9.7	5,010	11.2	5,688	13.0
2013	7,028	15.5	8,056	18.1	9,071	20.8
2014	6,768	14.9	7,646	17.1	8,291	19.0
2015	9,497	21.0	10,091	22.6	5,210	11.9
2016	5,227	11.5	—	—	—	—
Total primary RIF	$45,324	100.0%	$44,627	100.0%	$43,663	100.0%

______________________

(1)	“Fully indexed” refers to loans where payment adjustments are equal to mortgage-rate adjustments.
Net Premiums Written and Earned.  Net premiums written for the three and six months ended June 30, 2016 decreased compared to the same periods of 2015, primarily due to $11.5 million and $209.1 million, respectively, of ceded premiums written under the Single Premium QSR Transaction. The single Premium QSR Transaction was effective as of January 1, 2016.
Net premiums earned decreased for the three and six months ended June 30, 2016, compared to the same periods of 2015, primarily as a result of increased ceded premiums, net of profit commission, primarily associated with the Single Premium QSR Transaction which was effective January 1, 2016. Net ceded premiums earned increased by $7.5 million and $9.3 million for the three and six months ended June 30, 2016, respectively, compared to the same periods of 2015. In addition, the impact of the accelerated recognition of premiums earned on Single Premium Policies cancelled during the three and six months ended June 30, 2016, was lower than the comparable periods of 2015. The three and six months ended June 30, 2015 also included the favorable impact associated with prepayments that servicers had not previously reported to Radian. These impacts to net premiums earned were partially mitigated by our increased level of IIF in the three and six months ended June 30, 2016 as compared to the same periods of 2015.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our expected rate of return on our Single Premium Policies is lower than on our Monthly Premium Policies because our premium rates are generally lower for these policies. Assuming all other factors remain constant, whenever loans with Single Premium Policies prepay earlier than expected, then our profitability on Single Premium Policies will be higher than anticipated. Whenever loans with Single Premium Policies are repaid later than expected, however, our profitability on Single Premium Policies will be lower than anticipated. Prepayment speeds, which are impacted by changes in interest rates, among other factors, impact the expected profitability of our Monthly Premium Policies in the opposite direction. For our Monthly Premium Policies, earlier than anticipated prepayments reduce profitability. As a result, the ultimate profitability of our mortgage insurance business is affected by the impact of mortgage prepayment speeds on the mix of business we write. Because prepayment speeds are difficult to project, our strategy has been to write a mix of Single Premium Policies and Monthly Premium Policies, which we believe balances the overall impact on our results if actual prepayment speeds are significantly different from expectations. The Single Premium QSR Transaction is consistent with our strategy to balance our mix of Single Premium Policies and Monthly Premium Policies. The impact of third-party quota share reinsurance reduced our Single Premium RIF from 31.2% to 24.7% at June 30, 2016. See “—Operating Environment and Business Strategy” for more information.
Refinancing transactions frequently are conducted using Single Premium Policies. As a result, the reduced level of refinancing activity we experienced in the first six months of 2016, compared to the same period of 2015, contributed to a decrease in our total mix of Single Premium Policies to 27% of our NIW for the first six months of 2016, compared to 34% for the first six months of 2015. In addition, a portion of the decline in the percentage of Single Premium Policies was due to a shift in mix toward Monthly Premium Policies due to widespread industry pricing changes. The decrease was also consistent with our deliberate actions related to pricing, including our disciplined approach to offering customized pricing levels. We believe our current production level of Single Premium Policies can be absorbed into our portfolio while maintaining an appropriate balance between risk and returns, which has been further enhanced by the Single Premium QSR Transaction, discussed below.
Historically, we have entered into reinsurance transactions as part of our capital and risk management activities, including to help manage Radian Guaranty’s Risk-to-capital. Most recently, in the first quarter of 2016, in order to proactively manage the risk and return profile of Radian Guaranty’s insured portfolio and continue managing its position under the PMIERs Financial Requirements in a cost-effective manner, Radian Guaranty entered into the Single Premium QSR Transaction with a panel of third-party reinsurers. Radian Guaranty began ceding business under this agreement effective January 1, 2016.
The Single Premium QSR Transaction had the following impact on Radian’s first half 2016 financial results:

•	A decrease to net premiums earned of $13.1 million, net of accrued profit commission;

•	A decrease to operating expenses of $6.5 million, related to the ceding commission;

•	A decrease to provision for losses and amortization of deferred acquisition costs totaling $1.2 million; and

•	A net decrease to pretax income from continuing operations (and to adjusted pretax operating income) of $5.4 million.
The Single Premium QSR Transaction is expected to increase Radian Guaranty’s return on required capital for its Single Premium Policies. In future quarters, the impact of the Single Premium QSR Transaction will vary depending on the level of ceded risk in force, as well as the levels of prepayments and incurred losses on the reinsured portfolio, among other factors. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our reinsurance transactions. See “Liquidity and Capital Resources—Radian Group—Short-Term Liquidity Needs” for more information about our Single Premium QSR Transaction.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides information about our reinsurance transactions. For the ceded amounts related to the QSR Transactions and the Single Premium QSR Transaction, see Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Initial and Second QSR Transactions
% of total direct premiums written	2.9%	1.7%	3.2%	2.9%
% of total direct premiums earned	4.5%	3.8%	4.6%	4.9%

Single Premium QSR Transaction
% of total direct premiums written	4.6%	—%	43.1%	—%
% of total direct premiums earned	2.9%	—%	2.7%	—%

First-Lien Captives
% of total direct premiums written	0.5%	1.0%	0.7%	1.0%
% of total direct premiums earned	0.5%	1.1%	0.7%	1.1%
Net Investment Income. For the three and six months ended June 30, 2016, net investment income increased compared to the same periods in 2015. This was primarily due to increases in investment portfolio yields and investment portfolio balances at Radian Guaranty from the proceeds of the sale of our financial guaranty business. As we invested the proceeds from the sale of our financial guaranty business and determined the appropriate holding company liquidity levels, we extended the duration of investments in our portfolio and increased our investment yields. All periods include full allocation to the Mortgage Insurance segment of net investment income from investments held at Radian Group.
Provision for Losses. The following table details the significant components of our provision for losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Current year defaults (1)	$44.8	$53.7	$101.0	$134.1
Prior year defaults	5.1	(19.8)	(8.4)	(55.2)
Second-lien premium deficiency reserve and other	0.2	(2.3)	0.8	(1.4)
Provision for losses	$50.1	$31.6	$93.4	$77.5

______________________

(1)
Related to underlying defaulted loans with a most recent default notice in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, the default would be considered a current year default.

Our mortgage insurance provision for losses for the three and six months ended June 30, 2016 increased by $18.5 million and $15.9 million, respectively, as compared to the same periods in 2015, primarily due to the higher amount of positive reserve development in prior year defaults that was reflected in the three and six months ended June 30, 2015, partially offset by a decrease in losses related to current year defaults.
Reserves established for new default notices were the primary driver of our total incurred losses for the three and six months ended June 30, 2016 and 2015. New primary defaults decreased by approximately 5% and 6% for the three and six months ended June 30, 2016, compared to the same periods in 2015. In addition, our Default to Claim Rate assumption for new primary defaults was approximately 12.5% as of June 30, 2016, compared to 14% as of June 30, 2015. This reduction in estimated Default to Claim Rates, which was based on observed trends, contributed to the reduction in our provision for losses for current year defaults in 2016, as compared to the same periods in 2015.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partially mitigating the impact of our provision for losses for current year defaults in both 2016 and 2015 was positive reserve development on prior year defaults, primarily due to a reduction in Default to Claim Rate assumptions for certain other defaults as a result of higher Cures than were previously estimated. However, the positive development on prior year defaults observed for the six months ended June 30, 2016, was lower than the comparable period for 2015. For the three months ended June 30, 2016, there was slight adverse development recorded on prior year defaults, primarily due to refinements in Default to Claim Rate assumptions.
Our primary default rate at June 30, 2016 was 3.4% compared to 4.0% at December 31, 2015. Our primary defaulted inventory comprised 29,827 loans at June 30, 2016, compared to 35,303 loans at December 31, 2015, representing a 15.5% decrease. The reduction in our primary defaulted inventory is the result of the total number of defaulted loans: (1) that have cured; (2) for which claim payments have been made; or (3) that have resulted in net Rescissions and Claim Denials, collectively exceeding the total number of new defaults on insured loans. We currently expect total new defaults for 2016 to continue to decrease, although the rate of decrease has moderated from that observed in 2015. This is due, in part, to the shift in our portfolio composition toward more recent vintages for which we expect increasing levels of new defaults, consistent with typical default seasoning patterns.
The following table shows the number of primary loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	June 30, 2016	December 31, 2015	June 30, 2015
Default Statistics—Primary Insurance:
Total Primary Insurance
Prime
Number of insured loans	826,511	816,797	802,719
Number of loans in default	19,025	22,223	23,237
Percentage of loans in default	2.30%	2.72%	2.89%
Alt-A
Number of insured loans	29,445	32,411	35,927
Number of loans in default	4,820	5,813	6,949
Percentage of loans in default	16.37%	17.94%	19.34%
A minus and below
Number of insured loans	29,450	31,902	34,224
Number of loans in default	5,982	7,267	7,490
Percentage of loans in default	20.31%	22.78%	21.89%
Total Primary Insurance
Number of insured loans (1)	885,406	881,110	872,870
Number of loans in default (2)	29,827	35,303	37,676
Percentage of loans in default	3.37%	4.01%	4.32%
______________________

(1)	Includes 6,690; 7,353; and 8,041 insured loans subject to the Freddie Mac Agreement at June 30, 2016, December 31, 2015 and June 30, 2015, respectively.

(2)
Excludes 2,180; 2,821; and 3,246 loans that are in default at June 30, 2016, December 31, 2015 and June 30, 2015, respectively, subject to the Freddie Mac Agreement, and for which we no longer have claims exposure.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows a rollforward of our primary loans in default:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning default inventory	30,869	40,440	35,303	45,319
Plus: New defaults	9,544	10,006	19,115	20,259
Less: Cures	8,750	9,591	20,327	21,180
Less: Claims paid (1) (2)	1,797	3,891	4,285	7,823
Less: Rescissions and Claim Denials, net of (Reinstatements) (3) (4)	39	10	(21)	7
Less: Rescissions and Claim Denials, net of (Reinstatements), related to the BofA Settlement Agreement (4)	—	(722)	—	(1,108)
Ending default inventory	29,827	37,676	29,827	37,676

______________________

(1)	Includes those charged to a deductible or captive.

(2)	Includes 1,315 and 2,790 claim payments related to the BofA Settlement Agreement for the three and six months ended June 30, 2015, respectively.

(3)	Net of any previous Rescissions and Claim Denials that were reinstated during the period. Such reinstated Rescissions and Claim Denials may ultimately result in a paid claim.

(4)
Includes Rescissions, Claim Denials and Reinstatements on the population of loans subject to the BofA Settlement Agreement. Rescissions and Claim Denials, net of (Reinstatements), related to the BofA Settlement Agreement prior to the February 1, 2015 implementation date represent such activities on loans that subsequently became subject to the BofA Settlement Agreement.

Our aggregate weighted average Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was approximately 46% at both June 30, 2016 and December 31, 2015. We develop our Default to Claim Rate estimates on defaulted loans based on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. Our Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans, as measured by the progress toward foreclosure sale and the number of months in default. During the six months ended June 30, 2016, our gross Default to Claim Rate assumption for new primary defaults was modestly reduced from approximately 13% at December 31, 2015, to approximately 12.5%. As of June 30, 2016, our gross Default to Claim Rates on our primary portfolio ranged from approximately 12.5% for new defaults, up to approximately 65% for certain defaults not in Foreclosure Stage, and 81% for Foreclosure Stage Defaults.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables show additional information about our primary loans in default as of the dates indicated:

	June 30, 2016
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 2nd Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments: (1)
Three payments or less	8,917	29.9%	153	32.2%	$94,075	13.2%
Four to eleven payments	7,272	24.4	543	20.0	121,827	17.1
Twelve payments or more	11,882	39.8	3,098	6.4	410,242	57.7
Pending claims	1,756	5.9	N/A	1.8	85,466	12.0
Total	29,827	100.0%	3,794		711,610	100.0%
IBNR and other					74,639
LAE					22,389
Total primary reserve					$808,638

June 30, 2016
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Claim Severity % (2)
49%	46%	102%

	December 31, 2015
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	10,742	30.4%	187	29.0%	$107,632	13.1%
Four to eleven payments	8,481	24.0	541	16.2	127,183	15.5
Twelve payments or more	13,731	38.9	3,160	4.2	473,440	57.6
Pending claims	2,349	6.7	N/A	1.5	113,570	13.8
Total	35,303	100.0%	3,888		821,825	100.0%
IBNR and other					83,066
LAE					26,108
Total primary reserve					$930,999

December 31, 2015
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Claim Severity % (2)
48%	46%	101%
______________________
N/A – Not applicable

(1)	A total of 77% of new notices of default are from our Legacy Portfolio.

(2)
Factors that impact the severity of a claim include, but are not limited to: the size of the loan; the amount of mortgage insurance coverage placed on the loan; the amount of time between default and claim during which we are expected to cover interest (capped at two years under our Prior Master Policy and capped at three years under our 2014 Master Policy) and certain expenses; and the impact of certain loss management activities with respect to the loan.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We considered the sensitivity of our loss reserve estimates at June 30, 2016 by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point change in primary Claim Severity (which we estimated to be 102% of our risk exposure at June 30, 2016), we estimated that our total loss reserve would change by approximately $7 million at June 30, 2016. For every one percentage point change in our primary net Default to Claim Rate (which we estimated to be 46% at June 30, 2016, including our assumptions related to Rescissions and Claim Denials), we estimated a change of approximately $15 million in our primary loss reserve at June 30, 2016.
Our net Default to Claim Rate and loss reserve estimate incorporate our future expectations with respect to future Claim Denials and Rescissions. These expectations are based on our recent experience with respect to the number of claims that have been denied due to the policyholder’s failure to submit sufficient documentation to perfect a claim within the time period permitted under our Master Policies and also our recent experience with respect to the number of insurance certificates that have been rescinded due to fraud, underwriter negligence or other factors. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements.
Our mortgage insurance total loss reserve as a percentage of our mortgage insurance total RIF was 1.8% at June 30, 2016, compared to 2.1% at December 31, 2015. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our reserves for losses by category and a reconciliation of our Mortgage Insurance segment’s beginning and ending reserves for losses and LAE.
Our primary reserve per default (calculated as primary reserve excluding IBNR and other reserves divided by the number of primary defaults) was $24,609 and $24,019 at June 30, 2016 and December 31, 2015, respectively. This increase is primarily attributable to a seasonal decline in newer defaults, and therefore a shift in composition to defaults aged four months or more.
The level of Rescissions and Claim Denials has been declining in recent periods as our defaulted Legacy Portfolio continues to decline, and we expect this trend to continue. Although our estimates of future Rescissions and Claim Denials have generally been declining, our Rescissions and Claim Denials continue to reduce our paid losses and have resulted in a reduction in our loss reserve. Our estimate of net future Rescissions and Claim Denials reduced our loss reserve as of June 30, 2016 and December 31, 2015 by approximately $65 million and $69 million, respectively. The impact to our mortgage insurance reserves due to estimated future Rescissions and Claim Denials incorporates our expectations regarding the number of policies that we expect to be reinstated as a result of our claims rebuttal process.
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
We expect that a portion of previous Rescissions will be reinstated and previous Claim Denials will be resubmitted with the required documentation and ultimately paid; therefore, we have incorporated this expectation into our IBNR reserve estimate. Our IBNR reserve estimate was $18.5 million and $26.6 million at June 30, 2016 and December 31, 2015, respectively.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. Claim Curtailments due to servicer noncompliance with our insurance policies and servicing guidelines impact the severity of our claim payments. Claim Curtailments due to servicer noncompliance with our insurance policies and servicing guidelines were approximately $2.3 million and $4.8 million for the three and six months ended June 30, 2016, respectively, compared to approximately $4.0 million and $11.3 million for the three and six months ended June 30, 2015, respectively.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total mortgage insurance claims paid of $90.7 million and $218.4 million for the three and six months ended June 30, 2016, respectively, have decreased from claims paid of $212.0 million and $419.1 million for the three and six months ended June 30, 2015, respectively, primarily due to the completion of the reinstatement activities required by the BofA Settlement Agreement, which increased claims paid from February 2015 through December 31, 2015. Claims paid in the first half of 2015 included $174.6 million of claim payments associated with the BofA Settlement Agreement. We currently expect claims paid of approximately $400 million for the full year of 2016.
The following table shows claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net claims paid (1):
Prime	$56,036	$83,489	$130,468	$159,675
Alt-A	18,349	23,260	47,278	43,259
A minus and below	12,315	14,965	25,511	30,106
Total primary claims paid	86,700	121,714	203,257	233,040
Pool	5,451	10,798	12,840	19,672
Second-lien and other	(231)	(53)	114	(164)
Subtotal	91,920	132,459	216,211	252,548
Impact of captive terminations	(2,619)	—	(2,739)	(12,000)
Impact of settlements (2)	1,400	79,557	4,900	178,563
Total net claims paid	$90,701	$212,016	$218,372	$419,111

Average net claim paid (3):
Prime	$48.6	$48.1	$48.3	$46.3
Alt-A	63.5	59.5	63.5	56.8
A minus and below	39.9	40.1	38.4	38.4
Total average net primary claim paid	49.5	48.7	49.4	46.7
Pool	58.0	69.7	55.1	63.3
Total average net claim paid	$49.6	$49.6	$49.4	$47.4

Average direct primary claim paid (3) (4)	$49.9	$49.6	$50.0	$47.6
Average total direct claim paid (3) (4)	$50.0	$50.4	$49.9	$48.3
______________________

(1)	Net of reinsurance recoveries.

(2)	For 2015, includes the impact of the BofA Settlement Agreement.

(3)	Calculated without giving effect to the impact of the termination of captive transactions and settlements.

(4)	Before reinsurance recoveries.
Other Operating Expenses. Other operating expenses for the three and six months ended June 30, 2016, decreased compared to the same periods in 2015, primarily as a result of the benefit of ceding commissions from the Single Premium QSR Transaction, partially offset by an increase in technology expenses associated with a significant investment in upgrading our systems.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense. These amounts reflect the allocated portion of interest on Radian Group’s long-term debt, which exclude the Senior Notes due 2019. The allocated interest decreased in the three and six months ended June 30, 2016, compared to the same periods in 2015. This decrease was primarily due to a reduction in interest expense from the March 2016 and June 2015 purchases of aggregate principal amounts of $30.1 million and $389.1 million, respectively, of Convertible Senior Notes due 2017 and the 2016 purchases of $300.8 million aggregate principal amount of Convertible Senior Notes due 2019. This decrease was partially offset by the increase in interest expense from the March 2016 issuance of $350 million aggregate principal amount of 7.000% Senior Notes due 2021 and the June 2015 issuance of $350 million aggregate principal amount of 5.250% Senior Notes due 2020. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Results of Operations—Services
Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015
The following table summarizes our Services segment’s results of operations for the three and six months ended June 30, 2016 and 2015:

			$ Change			$ Change
	Three Months Ended June 30, 2016		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
($ in millions)	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
Adjusted pretax operating income (loss) (1)	$(6.0)	$1.8	$(7.8)	$(15.9)	$(0.2)	$(15.7)
Services revenue	39.0	44.6	(5.6)	71.2	76.1	(4.9)
Direct cost of services	25.2	25.5	0.3	47.3	44.7	(2.6)
Gross profit on services	13.8	19.1	(5.3)	23.9	31.4	(7.5)
Other operating expenses	15.3	12.8	(2.5)	31.0	22.7	(8.3)
Interest expense	4.4	4.4	—	8.8	8.9	0.1
______________________

(1)	Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments.
The Services segment is a fee-for-service business, with revenue derived from: (i) loan review and due diligence services; (ii) surveillance services, including RMBS surveillance, loan servicer oversight, loan-level servicing compliance reviews and operational reviews of mortgage servicers and originators; (iii) real estate valuation and component services that provide outsourcing and technology solutions for the SFR and residential real estate markets, as well as outsourced solutions for appraisal, title and closing services offered through Red Bell and ValuAmerica; (iv) REO management services; and (v) services for the United Kingdom and European mortgage markets through our EuroRisk operations.
Adjusted pretax operating income (loss). Our Services segment’s adjusted pretax operating loss was $6.0 million and $15.9 million for the three and six months ended June 30, 2016, respectively, compared to adjusted pretax operating income of $1.8 million and an adjusted pretax operating loss of $0.2 million for the three and six months ended June 30, 2015, respectively. The decrease in our adjusted pretax operating income in 2016 as compared to 2015 was primarily driven by decreases in revenue and gross profit, combined with increases in other operating expenses, as discussed further below.
Services Revenue. Revenue decreased for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, primarily due to decreased activity in the SFR securitization market. This decrease was partially offset by a full three and six months of Red Bell and ValuAmerica operations in 2016, which were acquired in March 2015 and October 2015, respectively.
The top 10 customers of the Services segment generated approximately 54% and 52% of the services revenue for the three and six months ended June 30, 2016, respectively, compared to 52% and 54% for the three and six months ended June 30, 2015, respectively. The largest single customer generated approximately 9% of the services revenue for the six months ended June 30, 2016 as compared to 13% for the six months ended June 30, 2015.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Real estate valuation and component services revenue for the three and six months ended June 30, 2016 and 2015 includes revenue from SFR securitizations as well as revenue from financial institutions that extend loans to institutional investors to fund purchases of homes for the SFR market. Approximately 9% of services revenue for both the three and six months ended June 30, 2016 related to the SFR market, including SFR securitizations, as compared to 21% and 22% for the three and six months ended June 30, 2015, respectively. This decrease has been driven by a decline in the pace of home purchases by institutional investors and a slowdown in SFR securitizations, which negatively impacted our revenue in both 2015 and the first half of 2016. This trend is expected to continue throughout the remainder of 2016.
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
Gross Profit on Services. For the three and six months ended June 30, 2016, our services revenues were $39.0 million and $71.2 million, respectively, compared to $44.6 million and $76.1 million for the three and six months ended June 30, 2015, respectively. Our gross profit on services represented 35% and 34% of our services revenues for the three and six months ended June 30, 2016, respectively, compared to 43% and 41% for the three and six months ended June 30, 2015, respectively. The reduction in our services gross profit percentage for the three and six months ended June 30, 2016, as compared to the same periods of 2015, was primarily due to a decrease in revenue associated with SFR securitizations and non-agency securitizations, which generally have relatively higher gross profit margins, combined with a shift in the mix of services and specific client assignments, as well as higher than anticipated direct costs of services due to increased TRID documentation requirements.
Other Operating Expenses. Other operating expenses primarily consist of compensation costs not classified as direct cost of services because they are related to employees, such as sales and corporate employees, who are not directly involved in providing client services. Compensation-related costs represent approximately 56% and 58% for the three and six months ended June 30, 2016, respectively of the segment’s other operating expenses, compared to 58% for both the three and six months ended June 30, 2015. Although compensation-related costs for the three months ended June 30, 2016 compared to the same period of 2015 decreased, primarily due to cost reduction initiatives undertaken in the first quarter of 2016, these decreases were offset by the increased expense for the three months ended June 30, 2016 from the acquisition of ValuAmerica in October 2015. In addition, the six month period ended June 30, 2016 includes the impact of the expenses from Red Bell, acquired in March 2015, for the full period. Other operating expenses also include other selling, general and administrative expenses, depreciation, and allocations of corporate general and administrative expenses. Other operating expenses for the three and six months ended June 30, 2016 include an allocation of corporate operating expenses of $2.8 million and $4.5 million, respectively, compared to $1.3 million and $2.3 million for the three and six months ended June 30, 2015, respectively.
Interest Expense. For the three and six months ended June 30, 2016 and 2015, interest expense represents all of the interest expense related to our Senior Notes due 2019, the proceeds of which were used to fund our acquisition of Clayton.

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
Contractual Obligations and Commitments
There have been no material changes outside of the ordinary course of business in our contractual obligations and commitments from those specified in our 2015 Form 10-K, except as follows:

•
During the first six months of 2016, Radian Group entered into privately negotiated agreements to purchase, for cash or a combination of cash and shares of Radian Group common stock, aggregate principal amounts of $30.1 million and $300.8 million, respectively, of our outstanding Convertible Senior Notes due 2017 and 2019. Radian Group funded the purchases with $206.9 million in cash (plus accrued and unpaid interest due on the purchased notes) and by issuing to the sellers 17.0 million shares of Radian Group common stock. Following the purchases described above, $22.2 million and $89.2 million, respectively, of the principal amounts of the Convertible Senior Notes due 2017 and 2019 remained outstanding as of June 30, 2016. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

•
In March 2016, Radian Group issued $350 million aggregate principal amount of Senior Notes due 2021 and received net proceeds of $343.5 million. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

On July 13, 2016, Radian Group delivered notices of redemption designating a redemption date of August 12, 2016 for the remaining $195.5 million aggregate principal amount outstanding of its 9.000% Senior Notes due 2017. We estimate that Radian Group’s redemption payment will total approximately $211 million, including accrued interest through the redemption date. See Note 17 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
Radian Group serves as the holding company for our insurance and other subsidiaries and does not have any operations of its own. At June 30, 2016, Radian Group had immediately available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of approximately $718 million. This amount excludes certain additional cash and liquid investments that have been advanced from our subsidiaries for corporate expenses and interest payments, but includes $89 million that has been deposited with the IRS in connection with our dispute with the IRS related to the Deficiency Amount from the IRS’s examination of our 2000 through 2007 consolidated federal income tax returns. We have the ability to recall this deposit at any time.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the first six months of 2016, we completed a series of transactions to strengthen our financial position. The combination of these actions had the impact of decreasing our diluted shares, improving Radian Group’s debt maturity profile and improving Radian Guaranty’s position under the PMIERs Financial Requirements. This series of capital and debt maturity management transactions is summarized as follows:

CAPITAL AND DEBT MATURITY MANAGEMENT
• Issued $350 million aggregate principal amount of Senior Notes due 2021 for net proceeds of $343.5 million;
• Purchased aggregate principal amounts of $30.1 million and $300.8 million, respectively, of our outstanding Convertible Senior Notes due 2017 and 2019, for a combination of $206.9 million in cash and 17.0 million shares of Radian Group common stock;

• Terminated the portion of the capped call transactions related to the purchased Convertible Senior Notes due 2017, and received consideration of 0.2 million shares of Radian Group common stock;
• Completed the share repurchase program announced in January 2016, by purchasing an aggregate of 9.4 million shares of Radian Group common stock for $100.2 million, including commissions; and
• Entered into the Single Premium QSR Transaction, which had the effect of increasing the amount by which Radian Guaranty’s Available Assets exceed its Minimum Required Assets under the PMIERs Financial Requirements.

The above purchases of Convertible Senior Notes due 2017 and 2019, combined with the issuance of the Senior Notes due 2021, improved Radian Group’s debt maturity profile by increasing the time to maturity for our long-term debt. No further purchase authority remains under the January 2016 share repurchase program described above.
On June 30, 2016, Radian Guaranty repaid in full the $325 million Surplus Note due to Radian Group that was issued in December 2015, which increased our holding company liquidity by$325 million. In anticipation of the planned redemption of the Surplus Note, on June 29, 2016, Radian Group’s board of directors authorized the following actions as part of Radian’s capital management strategies:

•	the early redemption of the remaining $195.5 million aggregate principal amount of our 9.000% Senior Notes due 2017; and

•	a new share repurchase program of up to $125 million of Radian Group common stock.
In accordance with the board authorization and pursuant to the terms of the indentures governing the notes, on July 13, 2016, Radian Group delivered notices of redemption designating a redemption date of August 12, 2016 for the remaining $195.5 million aggregate principal amount outstanding of our 9.000% Senior Notes due 2017. We estimate that Radian Group’s redemption payment will total approximately $211 million, including accrued interest through the redemption date.
See Notes 7, 11, 13 and 17 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the individual transactions.
In addition to the potential use of up to $125 million to repurchase Radian Group common stock and the redemption payment for our 9.000% Senior Notes due 2017, Radian Group’s principal liquidity demands for the next 12 months are expected to include: (i) the payment of corporate expenses; (ii) interest payments on our outstanding long-term debt; and (iii) the payment of dividends on our common stock. These items occur in the ordinary course of our business and are expected to continue to result in liquidity demands in periods beyond the next twelve months.
Radian Group’s principal liquidity demands for the next 12 months could also include: (i) additional conversion settlements, repurchases or early redemptions of portions of our long-term debt; (ii) potential investments to support our strategy of growing our businesses; and (iii) potential payments to the U.S. Treasury resulting from our ongoing dispute with the IRS relating to the examination of our 2000 through 2007 consolidated federal income tax returns, as discussed below. These items could result in liquidity demands in the next twelve months or in future periods.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Long-Term Debt. On a quarterly basis, we evaluate whether the conversion threshold requirements for our Convertible Senior Notes due 2017 and our Convertible Senior Notes due 2019 have been met. As of June 30, 2016, the holders of our Convertible Senior Notes due 2017 and of our Convertible Senior Notes due 2019 are not eligible to exercise their conversion rights during the three-month period ending September 30, 2016. In the event the conversion threshold requirements are met in the future and holders elect to exercise their conversion rights, we may elect, in our sole discretion, to settle any Convertible Senior Notes due 2019 in the form of cash, common shares or a combination thereof. In the case of the Convertible Senior Notes due 2017, the principal amount must be settled in cash, with the conversion premium to be settled in cash or common shares at our discretion. We cannot predict whether holders of our Convertible Senior Notes will choose to exercise their conversion rights prior to maturity. See Note 11 of Notes to Consolidated Financial Statements in our 2015 Form 10-K for further information about our Convertible Senior Notes due 2017 and 2019.
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
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on most of our outstanding long-term debt. Payments of such corporate expenses for the next 12 months, excluding interest payments on our long-term debt, are expected to be between $50 million and $55 million, a substantial portion of which are expected to be reimbursed by our subsidiaries under our existing expense-sharing arrangements. For the same period, payments of interest on our long-term debt are expected to be approximately $62 million, a significant portion of which is expected to be reimbursed by our subsidiaries under our existing expense-sharing arrangements. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be modified or revoked at any time.
Capital Support for Subsidiaries. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain eligible insurers of loans purchased by the GSEs. The PMIERs became effective on December 31, 2015. See Note 1 in Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
In the first quarter of 2016, in order to proactively manage the risk and return profile of Radian Guaranty’s insured portfolio and continue managing its position under the PMIERs Financial Requirements in a cost-effective manner, Radian Guaranty entered into the Single Premium QSR Transaction with a panel of third-party reinsurers. The Single Premium QSR Transaction had the effect of increasing the amount by which Radian Guaranty’s Available Assets exceed its Minimum Required Assets under the PMIERs Financial Requirements. The Single Premium QSR Transaction strengthened Radian Guaranty’s financial position and was the primary factor enabling it to redeem its $325 million Surplus Note on June 30, 2016.
Radian Guaranty is in compliance with the PMIERs, including the PMIERs Financial Requirements. At June 30, 2016, Radian Guaranty’s Available Assets under the PMIERs totaled approximately $4.0 billion, resulting in an excess of $183.9 million over its Minimum Required Assets of approximately $3.8 billion. This cushion increased significantly from December 31, 2015, primarily as a result of the positive impact of the Single Premium QSR Transaction discussed above, combined with a further net decrease in Minimum Required Assets, primarily due to a decrease in the ending default inventory. These positive effects were partially offset by Radian Guaranty’s repayment of the Surplus Note. We expect to maintain Radian Guaranty’s Available Assets at a targeted minimum range of approximately 5% to 8% above its Minimum Required Assets. We expect our current cushion to increase over time to levels above our targeted minimum range based, in part, on our expectations regarding the future financial performance of Radian Guaranty, combined with our projected NIW and expected decrease in defaults. Therefore, based on our projections, Radian Guaranty is not expected to require any additional capital contributions.
Radian Guaranty’s Risk-to-capital was 14.0 to 1 as of June 30, 2016. See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements for more information. Our combined Risk-to-capital, which represents the consolidated Risk-to-capital measure for all of our Mortgage Insurance subsidiaries (including affiliated reinsurers), was 14.2 to 1 as of June 30, 2016.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Although we do not believe it is likely in light of the PMIERs Financial Requirements, Radian Group could also be required to provide additional capital support for Radian Guaranty and our other mortgage insurance subsidiaries if additional capital is required pursuant to future changes to insurance laws and regulations. The NAIC is in the process of reviewing the minimum capital and surplus requirements for mortgage insurers and considering changes to the Model Act. In May 2016, a working group of state regulators released an exposure draft of a risk-based capital framework to establish capital requirements for mortgage insurers. While the timing and outcome of this process is not known, in the event the NAIC adopts changes to the Model Act we expect that the capital requirements in states that adopt the new Model Act may increase as a result of the changes. However, we continue to believe the changes to the Model Act will not result in financial requirements that require greater capital than the level required under the PMIERs Financial Requirements.
See also “Radian Group—Long-Term Liquidity Needs—Services.”
Dividends. Our quarterly common stock dividend is currently $0.0025 per share and, based on our current outstanding shares of common stock, we would require approximately $2.1 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of June 30, 2016, our capital surplus was $2.8 billion, representing our dividend limitation under Delaware law.
IRS Matter. In addition to the items discussed above, in the event a final judgment or compromised settlement agreement is reached in Radian Group’s ongoing dispute with the IRS, Radian Group may be required to make a payment to the U.S. Treasury to resolve our dispute with the IRS related to the Deficiency Amount from the examination of our 2000 through 2007 consolidated federal income tax returns. On December 3, 2014, we petitioned the U.S. Tax Court to litigate the Deficiency Amount. On September 1, 2015, we received a notice that the case had been scheduled for trial. However, the parties jointly filed, and the U.S. Tax Court approved, motions for continuance in this matter to postpone the trial date. The litigation could take several years to resolve and may result in substantial legal expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached. As such, there remains significant uncertainty with regard to the amount and timing of any potential payments. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the IRS matter.
Sources of Liquidity. On June 30, 2016, Radian Guaranty repaid in full the $325 million Surplus Note due to Radian Group, which increased our holding company liquidity by $325 million.
In addition to existing available cash and marketable securities, Radian Group’s principal sources of cash to fund future short-term liquidity needs include: (i) payments made to Radian Group under tax- and expense-sharing arrangements with our subsidiaries, as discussed above; and (ii) to the extent available, potential dividends from our Services segment, if any, in excess of payments due under tax-and expense-sharing arrangements.
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

•
$89.2 million principal amount of convertible debt due in March 2019 for which the principal amount, if converted, and any conversion premium may, at our option, be settled in cash, common shares or a combination thereof;

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
We expect to meet the long-term liquidity needs of Radian Group with a combination of: (i) available cash and marketable securities; (ii) private or public issuances of debt or equity securities, which we may not be able to do on favorable terms, if at all; (iii) cash received under tax- and expense-sharing arrangements with our subsidiaries; and (iv) to the extent available, dividends from our subsidiaries.
Under Pennsylvania’s insurance laws, ordinary dividends and other distributions may only be paid out of an insurer’s positive unassigned surplus, measured as of the end of the prior fiscal year. Radian Guaranty had negative unassigned surplus at December 31, 2015 of $679.9 million, and therefore, no ordinary dividends can be paid from Radian Guaranty in 2016. Due in part to the need to set aside contingency reserves, we do not expect that Radian Guaranty will have positive unassigned surplus, and therefore will not have the ability to pay ordinary dividends, for the foreseeable future. Under Pennsylvania’s insurance laws, an insurer may request an extraordinary dividend, but payment is subject to the approval of the Pennsylvania Insurance Commissioner.
Mortgage Insurance
As of June 30, 2016, our Mortgage Insurance segment maintained claims paying resources of $4.0 billion on a statutory basis, which consist of contingency reserves, policyholders’ surplus, unearned premium reserves (premiums received but not yet earned) and loss reserves.
The principal demands for liquidity in our mortgage insurance business include the payment of claims and potential claim settlement transactions, operating expenses (including those allocated from Radian Group) and taxes. The principal sources of liquidity in our mortgage insurance business currently include insurance premiums, net investment income, cash flows from investment sales and maturities and, potentially, capital contributions from Radian Group. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a substantial portion of the funds necessary to satisfy their claim payments, operating expenses and taxes for the foreseeable future.
Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain eligible insurers of loans purchased by the GSEs. The PMIERs became effective on December 31, 2015. See “Radian Group—Short-Term Liquidity Needs” and Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information. Radian Guaranty is in compliance with the PMIERs, including the PMIERs Financial Requirements.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Freddie Mac Agreement
At June 30, 2016 and December 31, 2015, Radian Guaranty had $75.4 million and $74.7 million, respectively, in a collateral account pursuant to the Freddie Mac Agreement. This collateral account, which contains investments primarily invested in and classified as part of our trading securities, is pledged to cover Loss Mitigation Activity on the loans subject to the Freddie Mac Agreement. Subject to certain conditions in the Freddie Mac Agreement, amounts in the collateral account may be released to Radian Guaranty over time to the extent that Loss Mitigation Activity becomes final in accordance with the terms of that agreement. If, as of August 29, 2017, the amount of additional Loss Mitigation Activity that has become final in accordance with the Freddie Mac Agreement is less than approximately $74 million, then any shortfall will be paid to Freddie Mac from the funds remaining in the collateral account, subject to certain adjustments designed to allow for any Loss Mitigation Activity that has not become final or any claims evaluation that has not been completed as of that date. As of June 30, 2016, we have approximately $57 million, recorded in reserve for losses, that we expect to be paid to Freddie Mac from the funds expected to be remaining in the collateral account as of the August 29, 2017 measurement date.
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
Liquidity levels fluctuate depending on the levels and contractual timing of our invoicing and the payment practices of the Services clients, in combination with the timing of Services’ payments for employee compensation and to external vendors. The amount, if any, and timing of the Services segment’s future dividend paying capacity also will depend primarily on the amount and availability of excess cash flow generated by the segment.
The Services segment has not generated sufficient cash flows to pay any dividends to Radian Group in 2016. Additionally, while cash flow is expected to be sufficient to pay the Services segment’s direct operating expenses, it has not been sufficient to reimburse Radian Group for $22.4 million of its allocated operating expense and interest expense. We expect the Services segment will be able to bring its reimbursement obligations current in the next three to five years. In the event the cash flow from operations of the Services segment is not adequate to fund all of its needs, Radian Group may provide additional funds to the Services segment in the form of a capital contribution or an intercompany note.
Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

(In thousands)	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$154,498	$(68,563)
Investing activities	(180,054)	61,350
Financing activities	33,999	27,651
Effect of exchange rate changes on cash	(279)	57
Increase (decrease) in cash	$8,164	$20,495
Net cash provided by operating activities totaled $154.5 million for the six months ended June 30, 2016, compared to net cash used in operating activities of $68.6 million in the same period of 2015. This improvement in net cash provided by operating activities was principally the result of a reduction in total claims paid in the six months ended June 30, 2016 compared to the same period of 2015. Claims paid in 2015 were elevated from February 2015 through December 2015, primarily due to the implementation of the BofA Settlement Agreement.
Net cash flows used in investing activities increased for the six months ended June 30, 2016, compared to net cash provided by investing activities in the same period of 2015, primarily due to an increase in purchases, net of proceeds, of fixed-maturity investments available for sale and partially offset by an increase in net sales and redemptions of short-term investments.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash flows provided by financing activities for the six months ended June 30, 2016 were comparable to the same period of 2015. The primary source of the net cash flows provided by financing activities for the six months ended June 30, 2016, was the issuance of $350 million aggregate principal amount of Senior notes due 2021, partially offset by purchases of aggregate principal amounts of $30.1 million and $300.8 million, respectively, of our outstanding Convertible Senior Notes due 2017 and 2019, which were partially settled in cash in the amount of $206.9 million. In addition, we completed the share repurchase program, and purchased an aggregate of 9.4 million shares of Radian Group common stock for $100.2 million, including commissions. See “Item 1. Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.
Stockholders’ Equity
Stockholders’ equity was $2.8 billion at June 30, 2016, compared to $2.5 billion at December 31, 2015. The increase in stockholders’ equity resulted primarily from: (i) our net income of $164.4 million for the six months ended June 30, 2016; (ii) the impact of our recently completed debt and equity transactions to strengthen Radian’s capital position, which increased stockholder’s equity by $47.7 million, after excluding the $48.5 million after-tax impact from the loss on induced conversion and debt extinguishment already reflected in our net income; and (iii) net unrealized gains on investment of $81.1 million. See “—2016 Developments—Capital and Debt Maturity Management” for additional information.
Ratings
Radian Group and Radian Guaranty have been assigned the ratings set forth in the chart below. We believe that ratings often are considered by others in assessing our credit strength and the financial strength of our primary mortgage insurance subsidiary.

	Moody’s (1)	S&P (2)
Radian Group	Ba3	BB-
Radian Guaranty	Baa3	BBB-
______________________

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
We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our investment portfolio at June 30, 2016 and December 31, 2015 was $4.6 billion and $4.3 billion, respectively, of which 99.9%, for both periods, was invested in fixed-income securities. We calculate the duration of our fixed-income securities, expressed in years, in order to estimate interest-rate sensitivity of these securities. At June 30, 2016, a 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $217.1 million or 4.68%, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $234.9 million or 5.07%. At June 30, 2016, the average duration of the fixed-income portfolio was 5.1 years compared to 4.3 years at December 31, 2015, reflecting an increase in the percentage of corporate bonds and notes as well as a decrease in the percentage of short-term securities in the portfolio.
We analyze (i) the interest rate sensitivities of our liabilities; (ii) entity specific cash flows; and (iii) our current risk appetite to assist us in setting duration targets for the investment portfolio.
Foreign Exchange Rate Risk
As of June 30, 2016 and December 31, 2015, we did not hold any foreign currency denominated securities in our investment portfolio. Exchange gains and losses on foreign currency transactions from our foreign operations have not been material due to the limited amount of business performed in those locations. Currency risk is further limited because, in general, both the revenues and expenses of our foreign operations are denominated in their respective functional currencies, based on the countries in which the operations occur.
Equity Market Price
At June 30, 2016, both the market value and cost of the equity securities in our investment portfolio were $0.5 million. Although none of these securities were classified as trading securities, due to our limited basis in these investments, the exposure to changes in equity market prices is not significant.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2016, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
During the three-month period ended June 30, 2016, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
We are routinely involved in a number of legal actions, reviews and audits, as well as inquiries and investigations by various regulatory entities involving compliance with laws or other regulations, the outcome of which are uncertain. These legal and regulatory matters could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. Except as set forth below, there have been no material developments in the legal proceedings disclosed in our 2015 Form 10-K, in Part I, Item 3, “Legal Proceedings” and no additional reportable legal proceedings for the six months ended June 30, 2016.
We are contesting adjustments resulting from the examination by the IRS of our 2000 through 2007 consolidated federal income tax returns. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests and has proposed denying the associated tax benefits of these items. We appealed these proposed adjustments to Appeals and made “qualified deposits” with the U.S. Treasury of $85 million in June 2008 relating to the 2000 through 2004 tax years and $4 million in May 2010 relating to the 2005 through 2007 tax years, in order to avoid the accrual of incremental above-market-rate interest with respect to the proposed adjustments.
We attempted to reach a compromised settlement with Appeals, but in September 2014 we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties of approximately $157 million. The Deficiency Amount has not been reduced to reflect our NOL carryback ability. As of June 30, 2016, there also would be interest of approximately $130 million related to these matters. Depending on the outcome, additional state income taxes, penalties and interest (estimated in the aggregate to be approximately $33 million as of June 30, 2016) also may become due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of approximately $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We currently believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim. On December 3, 2014, we petitioned the U.S. Tax Court to litigate the Deficiency Amount. On September 1, 2015, we received a notice that the case had been scheduled for trial. However, the parties have jointly filed, and the U.S. Tax Court has approved, motions for continuance in this matter to postpone the trial date. Also, in February 2016, the U.S. Tax Court approved a joint motion to consolidate for trial, briefing and opinion our case with a similar case involving MGIC Investment Corporation. The litigation could take several years to resolve and may result in substantial legal expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached. We believe that an adequate provision for income taxes has been made for the potential liabilities that may result from this matter. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.
We are involved in litigation that has arisen in the normal course of our business. We are contesting the allegations in each such pending action and management believes, based on current knowledge and after consultation with counsel, that the outcome of such actions will not have a material adverse effect on our consolidated financial condition. However, the outcome of litigation and other legal and regulatory matters is inherently uncertain, and it is possible that one or more of the matters currently pending or threatened could have an unanticipated adverse effect on our liquidity, financial condition or results of operations for any particular period.

Item 1A. Risk Factors.
There have been no material changes to our risk factors from those previously disclosed in our 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuance of Unregistered Securities
On March 21, 2016, March 22, 2016 and March 24, 2016, we issued 11,914,620; 4,673,478; and 393,690 shares, respectively, of Radian Group common stock in separately negotiated transactions with certain holders of the Convertible Senior Notes due 2017 and 2019. These issuances were made in connection with, and as partial consideration for, the purchases in March, 2016 of aggregate principal amounts of $30.1 million and $288.4 million of our Convertible Senior Notes due 2017 and 2019, respectively, for cash or a combination of cash and shares of Radian Group common stock. See Notes 11 and 13 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the individual transactions.
The shares issued pursuant to these transactions were issued to “qualified institutional buyers” within the meaning of Rule 144A promulgated under the Securities Act and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and corresponding provisions of state securities laws.
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities during the three months ended June 30, 2016. However, on June 29, 2016, Radian Group’s board of directors authorized a new share repurchase program of up to $125 million of Radian Group common stock, under which share repurchases began during the third quarter of 2016. See Note 17 of Notes to Unaudited Condensed Consolidated Financial Statements.

Item 6. Exhibits.
The information required by this item is set forth on the Exhibit Index that follows the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

August 5, 2016	/s/ J. FRANKLIN HALL
J. Franklin Hall
Executive Vice President, Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
3.1
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant effective as of May 11, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 11, 2016 and filed on May 17, 2016).

*+10.1	2016 Performance-Based Restricted Stock Unit Grant Letter under the 2014 Equity Compensation Plan, dated as of May 11, 2016, between the Registrant and Sanford A. Ibrahim
*+10.2	2016 Stock Option Agreement under the 2014 Equity Compensation Plan, dated as of May 11, 2016, between the Registrant and Sanford A. Ibrahim
*+10.3	Form of 2016 Performance-Based Restricted Stock Unit Grant Letter under the 2014 Equity Compensation Plan
*+10.4	Form of 2016 Stock Option Agreement under the 2014 Equity Compensation Plan
*12	Statement of Ratio of Earnings to Fixed Charges
*31	Rule 13a - 14(a) Certifications
**32	Section 1350 Certifications
*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity for the six months ended June 30, 2016, and 2015; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016, and 2015; and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

_______________________
* Filed herewith.
** Furnished herewith.
+ Management contract, compensatory plan or arrangement.