Form 10-Q
period 2017-03-31
RADIAN GROUP INC
filed 2017-05-05
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 215,095,131 shares of common stock, $0.001 par value per share, outstanding on May 3, 2017.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list defines various abbreviations and acronyms used throughout this report, including the Condensed Consolidated Financial Statements, the Notes to Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Term	Definition
2014 Master Policy	Radian Guaranty’s Master Policy that became effective October 1, 2014
2016 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2016
ABS	Asset-backed securities
Alt-A	Alternative-A loans represent loans for which the underwriting documentation is generally limited as compared to fully documented loans (considered a non-prime loan grade)
AOCI	Accumulated other comprehensive income (loss)
Appeals	Internal Revenue Service Office of Appeals
Available Assets	As defined in the PMIERs, these assets primarily include the liquid assets of a mortgage insurer and its exclusive affiliated reinsurers, and exclude premiums received but not yet earned
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

Claim Curtailment	Our legal right, under certain conditions, to reduce the amount of a claim, including due to servicer negligence
Claim Denial	Our legal right, under certain conditions, to deny a claim
Claim Severity	The total claim amount paid divided by the original coverage amount
Clayton	Clayton Holdings LLC, a Delaware domiciled indirect non-insurance subsidiary of Radian Group
CMBS	Commercial mortgage-backed securities
Convertible Senior Notes due 2017	Our 3.000% convertible unsecured senior notes due November 2017 ($450 million original principal amount)
Convertible Senior Notes due 2019	Our 2.250% convertible unsecured senior notes due March 2019 ($400 million original principal amount)
Cures	Loans that were in default as of the beginning of a period and are no longer in default because payments were received and the loan is no longer 60 days past due
Default to Claim Rate	The assumed rate at which defaulted loans will result in a claim
Deficiency Amount	The assessed tax liabilities, penalties and interest associated with a formal notice of deficiency letter from the IRS
Exchange Act	Securities Exchange Act of 1934, as amended
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FHA	Federal Housing Administration
FHFA	Federal Home Finance Agency
FICO
Fair Isaac Corporation (“FICO”) credit scores used throughout this report, for Radian’s portfolio statistics, represent the borrower’s credit score at origination and, in circumstances where there is more than one borrower, the FICO score for the primary borrower is utilized

Foreclosure Stage Default	The Stage of Default indicating that the foreclosure sale has been scheduled or held

Term	Definition
Freddie Mac	Federal Home Loan Mortgage Corporation
Freddie Mac Agreement	The Master Transaction Agreement between Radian Guaranty and Freddie Mac entered into in August 2013
Future Legacy Loans	With respect to the BofA Settlement Agreement, Legacy Loans where a claim decision has been or will be communicated by Radian Guaranty after February 13, 2013
GAAP	Accounting principles generally accepted in the United States of America
Green River Capital	Green River Capital LLC, a wholly-owned subsidiary of Clayton
GSEs	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
HARP	Home Affordable Refinance Program
IBNR	Losses incurred but not reported
IIF	Insurance in force is equal to the aggregate unpaid principal balances of the underlying loans
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
Minimum Required Assets
A risk-based minimum required asset amount, as defined in the PMIERs, calculated based on net RIF (RIF, net of credits permitted for reinsurance) and a variety of measures related to expected credit performance and other factors

Model Act	Mortgage Guaranty Insurers Model Act
Monthly and Other	Insurance policies where premiums are paid on a monthly or other installment basis, excluding Single Premium Policies
Monthly Premium Policies	Insurance policies where premiums are paid on a monthly installment basis
Mortgage Insurance	Radian’s Mortgage Insurance business segment, which provides credit-related insurance coverage, principally through private mortgage insurance, to mortgage lending institutions
MPP Requirement
Certain states’ statutory or regulatory risk-based capital requirement that the mortgage insurer must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels

NAIC	National Association of Insurance Commissioners
NIW	New insurance written
NOL	Net operating loss, calculated on a tax basis

Term	Definition
Notices of Deficiency	Formal letters from the IRS informing the taxpayer of an IRS determination of tax deficiency and appeal rights
OCI	Other comprehensive income (loss)
Persistency Rate	The percentage of insurance in force that remains in force over a period of time
PMIERs
Private Mortgage Insurer Eligibility Requirements effective on December 31, 2015, issued by the GSEs under oversight of the FHFA to set forth requirements an approved insurer must meet and maintain to provide mortgage guaranty insurance on loans acquired by the GSEs

Pool Insurance
Pool Insurance differs from primary insurance in that our maximum liability is not limited to a specific coverage percentage on an individual mortgage loan. Instead, an aggregate exposure limit, or “stop loss,” is applied to the initial aggregate loan balance on a group or “pool” of mortgages

Post-legacy	The time period subsequent to 2008
Prior Master Policy	Radian Guaranty’s master insurance policy in effect prior to the effective date of its 2014 Master Policy
QSR Transactions	The quota share reinsurance agreements entered into with a third-party reinsurance provider in the second and fourth quarters of 2012, collectively
Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Asset Assurance	Radian Asset Assurance Inc., a New York domiciled insurance company that was formerly a subsidiary of Radian Guaranty
Radian Group	Radian Group Inc., the registrant
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group
Radian Reinsurance	Radian Reinsurance Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group
RBC States	Risk-based capital states, which are those states that currently impose a statutory or regulatory risk-based capital requirement
Red Bell	Red Bell Real Estate, LLC, a wholly-owned subsidiary of Clayton
Reinstatements	Reversals of previous Rescissions, Claim Denials and Claim Curtailments
REMIC	Real Estate Mortgage Investment Conduit
REO	Real estate owned
Rescission	Our legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies if we determine that a loan did not qualify for insurance
RIF
Risk in force for primary insurance is equal to the underlying loan unpaid principal balance multiplied by the insurance coverage percentage; whereas for Pool Insurance it represents the remaining exposure under the agreements

Risk-to-capital	Under certain state regulations, a minimum ratio of statutory capital calculated relative to the level of net RIF
RMBS	Residential mortgage-backed securities
S&P	Standard & Poor’s Financial Services LLC
SAPP	Statutory accounting principles and practices include those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Second-lien	Second-lien mortgage loan
Senior Notes due 2017	Our 9.000% unsecured senior notes due June 2017 ($195.5 million principal amount)

Term	Definition
Senior Notes due 2019	Our 5.500% unsecured senior notes due June 2019 ($300 million principal amount)
Senior Notes due 2020	Our 5.250% unsecured senior notes due June 2020 ($350 million principal amount)
Senior Notes due 2021	Our 7.000% unsecured senior notes due March 2021 ($350 million principal amount)
Services	Radian’s Services business segment, which provides mortgage- and real estate-related products and services to the mortgage finance market
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

Single Premium QSR Transaction	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in the first quarter of 2016
Stage of Default	The stage a loan is in relative to the foreclosure process, based on whether a foreclosure sale has been scheduled or held
Statutory RBC Requirement	Risk-based capital requirement imposed by the RBC States, requiring a minimum surplus level and, in certain states, a minimum ratio of statutory capital relative to the level of risk
Subject Loans	Loans covered under the BofA Settlement Agreement, comprising Legacy Loans and Servicing Only Loans
Surplus Note	An intercompany 0.000% surplus note due December 31, 2025 ($325 million principal amount), issued by Radian Guaranty to Radian Group in December 2015 and repaid by Radian Guaranty on June 30, 2016
Time in Default	The time period from the point a loan reaches default status (based on the month the default occurred) to the current reporting date
TRID	Truth in Lending Act - Real Estate Settlement Procedures Act of 1974 (“RESPA”) Integrated Disclosure
U.S. Treasury	United States Department of the Treasury
VA	U.S. Department of Veterans Affairs
ValuAmerica	ValuAmerica, Inc., a wholly-owned subsidiary of Clayton

Cautionary Note Regarding Forward-Looking Statements—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Exchange Act and the U.S. Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment. New risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:

•
changes in general economic and political conditions, including unemployment rates, interest rates and changes in housing and mortgage credit markets, that impact the size of the insurable market, the credit performance of our insured portfolio, and the business opportunities in our Services business;

•	changes in the way customers, investors, regulators or legislators perceive the performance and financial strength of private mortgage insurers;

•	Radian Guaranty’s ability to remain eligible under the PMIERs and other applicable requirements imposed by the FHFA and by the GSEs to insure loans purchased by the GSEs;

•	our ability to successfully execute and implement our capital plans and to maintain sufficient holding company liquidity to meet our short- and long-term liquidity needs;

•	our ability to successfully execute and implement our business plans and strategies, including plans and strategies that require GSE and/or regulatory approvals and licenses;

•	our ability to maintain an adequate level of capital in our insurance subsidiaries to satisfy existing and future state regulatory requirements;

•
changes in the charters or business practices of, or rules or regulations imposed by or applicable to, the GSEs, including the GSEs’ interpretation and application of the PMIERs to our mortgage insurance business;

•	changes in the current housing finance system in the U.S., including the role of the FHA, the GSEs and private mortgage insurers in this system;

•	any disruption in the servicing of mortgages covered by our insurance policies, as well as poor servicer performance;

•	a significant decrease in the Persistency Rates of our mortgage insurance policies;

•	competition in our mortgage insurance business, including price competition and competition from the FHA, VA and other forms of credit enhancement;

•	the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on the financial services industry in general, and on our businesses in particular;

•	the adoption of new laws and regulations, or changes in existing laws and regulations (including the Dodd-Frank Act), or the way they are interpreted or applied;

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
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of our 2016 Form 10-K, and in our subsequent quarterly and other reports filed from time to time with the SEC. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we issued this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements to reflect new information or future events or for any other reason.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in thousands, except per-share amounts)	March 31, 2017	December 31, 2016

Assets
Investments (Note 5)
Fixed-maturities available for sale—at fair value (amortized cost $2,941,528 and $2,856,468)	$2,937,415	$2,838,512
Equity securities available for sale—at fair value (cost $1,330 and $1,330)	1,330	1,330
Trading securities—at fair value	811,313	879,862
Short-term investments—at fair value	686,685	741,531
Other invested assets	973	1,195
Total investments	4,437,716	4,462,430
Cash	73,701	52,149
Restricted cash	12,689	9,665
Accounts and notes receivable	73,794	77,631
Deferred income taxes, net (Note 9)	369,209	411,798
Goodwill and other intangible assets, net (Note 6)	273,068	276,228
Prepaid reinsurance premium	230,148	229,438
Other assets (Note 8)	357,435	343,835
Total assets	$5,827,760	$5,863,174

Liabilities and Stockholders’ Equity
Unearned premiums	$684,797	$681,222
Reserve for losses and loss adjustment expense (“LAE”) (Note 10)	726,169	760,269
Long-term debt (Note 11)	1,008,777	1,069,537
Reinsurance funds withheld	167,427	158,001
Other liabilities	319,282	321,859
Total liabilities	2,906,452	2,990,888
Commitments and contingencies (Note 12)
Equity component of currently redeemable convertible senior notes (Note 11)	883	—
Stockholders’ equity
Common stock: par value $.001 per share; 485,000,000 shares authorized at March 31, 2017 and December 31, 2016; 232,663,818 and 232,091,921 shares issued at March 31, 2017 and December 31, 2016, respectively; 215,090,781 and 214,521,079 shares outstanding at March 31, 2017 and December 31, 2016, respectively	233	232
Treasury stock, at cost: 17,573,037 and 17,570,842 shares at March 31, 2017 and December 31, 2016, respectively	(893,372)	(893,332)
Additional paid-in capital	2,743,594	2,779,891
Retained earnings	1,073,333	997,890
Accumulated other comprehensive income (loss) (“AOCI”) (Note 14)	(3,363)	(12,395)
Total stockholders’ equity	2,920,425	2,872,286
Total liabilities and stockholders’ equity	$5,827,760	$5,863,174

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2017	2016
Revenues:
Net premiums earned—insurance	$221,800	$220,950
Services revenue	38,027	32,849
Net investment income	31,032	27,201
Net gains (losses) on investments and other financial instruments	(2,851)	31,286
Other income	746	666
Total revenues	288,754	312,952
Expenses:
Provision for losses	46,913	42,991
Policy acquisition costs	6,729	6,389
Cost of services	28,375	23,550
Other operating expenses	68,377	57,188
Interest expense	15,938	21,534
Loss on induced conversion and debt extinguishment (Note 11)	4,456	55,570
Amortization and impairment of intangible assets	3,296	3,328
Total expenses	174,084	210,550
Pretax income	114,670	102,402
Income tax provision	38,198	36,153
Net income	$76,472	$66,249

Net income per share:
Basic	$0.36	$0.33
Diluted	$0.34	$0.29

Weighted-average number of common shares outstanding—basic	214,925	203,706
Weighted-average number of common and common equivalent shares outstanding—diluted	221,497	239,707

Dividends per share	$0.0025	$0.0025

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2017	2016

Net income	$76,472	$66,249
Other comprehensive income (loss), net of tax (Note 14):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	7,367	39,374
Less: Reclassification adjustment for net gains (losses) included in net income	(1,631)	(2,157)
Net unrealized gains (losses) on investments	8,998	41,531
Net foreign currency translation adjustments	34	(85)
Net actuarial gains (losses)	—	(178)
Other comprehensive income (loss), net of tax	9,032	41,268
Comprehensive income	$85,504	$107,517

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2017	2016
Common Stock
Balance, beginning of period	$232	$224
Impact of extinguishment of Convertible Senior Notes due 2017 and 2019 (Note 11)	—	17
Issuance of common stock under incentive and benefit plans	1	—
Shares repurchased under share repurchase program (Note 13)	—	(9)
Balance, end of period	233	232

Treasury Stock
Balance, beginning of period	(893,332)	(893,176)
Repurchases of common stock under incentive plans	(40)	—
Balance, end of period	(893,372)	(893,176)

Additional Paid-in Capital
Balance, beginning of period	2,779,891	2,716,618
Issuance of common stock under incentive and benefit plans	3,548	659
Share-based compensation	3,222	4,612
Impact of extinguishment of Convertible Senior Notes due 2017 and 2019 (Note 11)	(42,940)	151,639
Cumulative effect of adoption of the accounting standard update for share-based payment transactions	756	—
Change in equity component of currently redeemable convertible senior notes	(883)	—
Shares repurchased under share repurchase program (Note 13)	—	(100,179)
Balance, end of period	2,743,594	2,773,349

Retained Earnings
Balance, beginning of period	997,890	691,742
Net income	76,472	66,249
Dividends declared	(538)	(789)
Cumulative effect of adoption of the accounting standard update for share-based payment transactions, net of tax	(491)	—
Balance, end of period	1,073,333	757,202

Accumulated Other Comprehensive Income (Loss) (“AOCI”)
Balance, beginning of period	(12,395)	(18,477)
Net foreign currency translation adjustment, net of tax	34	(85)
Net unrealized gains (losses) on investments, net of tax	8,998	41,531
Net actuarial gains (losses)	—	(178)
Balance, end of period	(3,363)	22,791

Total Stockholders’ Equity	$2,920,425	$2,660,398

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$83,932	$38,929
Cash flows from investing activities:
Proceeds from sales of:
Fixed-maturity investments available for sale	253,121	111,099
Equity securities available for sale	—	74,868
Trading securities	46,688	65,163
Proceeds from redemptions of:
Fixed-maturity investments available for sale	123,683	58,856
Trading securities	19,543	34,105
Purchases of:
Fixed-maturity investments available for sale	(444,873)	(753,660)
Sales, redemptions and (purchases) of:
Short-term investments, net	57,923	341,365
Other assets and other invested assets, net	222	132
Purchases of property and equipment, net	(7,687)	(6,518)
Acquisitions, net of cash acquired	(86)	—
Net cash provided by (used in) investing activities	48,534	(74,590)
Cash flows from financing activities:
Dividends paid	(538)	(497)
Issuance of long-term debt, net	—	344,139
Purchases and redemptions of long-term debt	(110,160)	(192,722)
Issuance of common stock	2,865	24
Purchase of common shares	—	(100,188)
Excess tax benefits from share-based awards (Note 1)	—	20
Repayment of other borrowings	(81)	(108)
Net cash provided by (used in) financing activities	(107,914)	50,668
Effect of exchange rate changes on cash and restricted cash	24	(1)
Increase (decrease) in cash and restricted cash	24,576	15,006
Cash and restricted cash, beginning of period	61,814	59,898
Cash and restricted cash, end of period	$86,390	$74,904

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Condensed Consolidated Financial Statements—Business Overview and Significant Accounting Policies
Business Overview
We provide mortgage insurance on first-lien mortgage loans, and products and services to the real estate and mortgage finance industries through our two business segments—Mortgage Insurance and Services.
Mortgage Insurance
Our Mortgage Insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, to mortgage lending institutions nationwide. Private mortgage insurance helps protect mortgage lenders and third-party beneficiaries by mitigating default-related losses on residential mortgage loans. Generally, these loans are made to home buyers who make down payments of less than 20% of the purchase price for their homes. Private mortgage insurance also facilitates the sale of these low down payment mortgage loans in the secondary mortgage market, most of which are sold to the GSEs.
Our Mortgage Insurance segment currently offers primary mortgage insurance coverage on residential first-lien mortgage loans, which comprised 98.0% of our $48.4 billion total direct RIF as of March 31, 2017. At March 31, 2017, Pool Insurance represented 1.9% of our total direct RIF. We provide our mortgage insurance products and services mainly through our wholly-owned subsidiary, Radian Guaranty.
The GSEs and state insurance regulators impose various capital and financial requirements on our insurance subsidiaries. These include Risk-to-capital, other risk-based capital measures and surplus requirements, as well as the PMIERs financial requirements. Failure to comply with these capital and financial requirements may limit the amount of insurance that our insurance subsidiaries may write. The GSEs and state insurance regulators also possess significant discretion with respect to our insurance subsidiaries and their business. See Note 15 for additional regulatory information.
Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain eligible insurers of loans purchased by the GSEs. At March 31, 2017, Radian Guaranty is an approved mortgage insurer under the PMIERs and is in compliance with the PMIERs financial requirements.
The PMIERs are comprehensive, covering virtually all aspects of a private mortgage insurer’s business and operations, including internal risk management and quality controls, the relationship between the GSEs and the approved insurer as well as the approved insurer’s financial condition. The GSEs have a broad range of consent rights to approve various actions of the approved insurer. If Radian Guaranty is unable to satisfy the requirements set forth in the PMIERs, the GSEs could restrict it from conducting certain types of business with them or take actions that may include not purchasing loans insured by Radian Guaranty. See Note 1 of Notes to Consolidated Financial Statements in our 2016 Form 10-K for additional information about the PMIERs.
Services
Our Services segment provides services and solutions to the real estate and mortgage finance industries. Our Services segment provides analytics and outsourced services, including residential loan due diligence and underwriting, valuations, servicing surveillance, title and escrow, and consulting services. We provide these services to buyers and sellers of, and investors in, mortgage- and real estate-related loans and securities as well as other consumer ABS. These services and solutions are provided primarily through Clayton and its subsidiaries, including Green River Capital, Red Bell and ValuAmerica. The primary lines of business in our Services segment include:

•	loan review, underwriting and due diligence;

•
real estate valuation and component services that provide outsourcing and technology solutions for the SFR and residential real estate markets, as well as outsourced solutions for appraisal, title and closing services;

•
surveillance services, including surveillance services for RMBS and other consumer ABS, loan servicer oversight, loan-level servicing compliance reviews and operational reviews of mortgage servicers and originators;

•	REO management services; and

•	services for the United Kingdom and European mortgage markets through our EuroRisk operations.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

First Quarter 2017 Developments
During the first quarter of 2017, we settled our obligations on the remaining $68.0 million aggregate principal amount of our Convertible Senior Notes due 2019. The obligations were settled on January 27, 2017 for a cash payment of $110.1 million and resulted in a loss on induced conversion and debt extinguishment of $4.5 million for the three months ended March 31, 2017. As of the settlement date, this transaction resulted in an aggregate decrease of 6.4 million diluted shares for purposes of determining diluted net income per share. See Note 11 for additional information.
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
The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for the fair statement of the financial position, results of operations, comprehensive income and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2016 Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. Certain prior period amounts have been reclassified to conform to current period presentation.
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
Other Significant Accounting Policies
See Note 2 of Notes to Consolidated Financial Statements in our 2016 Form 10-K for information regarding other significant accounting policies.
Recent Accounting Pronouncements
Accounting Standards Adopted During 2017. In March 2016, the FASB issued an update to the accounting standards for share-based payment transactions, including: (i) accounting for income taxes; (ii) classification of excess tax benefits on the statement of cash flows; (iii) forfeitures; (iv) minimum statutory tax withholding requirements; (v) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes; (vi) the practical expedient for estimating the expected term; and (vii) intrinsic value. Among other things, the update requires: (i) all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement as they occur; (ii) recognition of excess tax benefits, regardless of whether the benefits reduce taxes payable in the current period; and (iii) excess tax benefits to be classified along with other cash flows as an operating activity, rather than separated from other income tax cash flows as a financing activity. This update is effective for public companies for fiscal years beginning after December 15, 2016. Our adoption of this update, effective January 1, 2017, had an immaterial impact on our financial statements at implementation. As a result of implementing this new standard, however, we expect the potential for limited increased volatility in our effective tax rate and net earnings, and possible additional dilution in earnings per share calculations.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Accounting Standards Not Yet Adopted. In May 2014, the FASB issued an update to the accounting standard regarding revenue recognition. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This update is not expected to change revenue recognition principles related to our investments and insurance products, which combined represent a significant portion of our total revenues. This update is primarily applicable to revenues from our Services segment. In July 2015, the FASB delayed the effective date for this updated standard for public companies to interim and annual periods beginning after December 15, 2017, and subsequently issued various clarifying updates. Early adoption is permitted. This standard permits the use of the retrospective or cumulative effective transition method. We are currently in the process of categorizing the Services revenues to evaluate the impact to our financial statements and future disclosures as a result of the updates.
In January 2016, the FASB issued an update that makes certain changes to the standard for the accounting of financial instruments. Among other things, the update requires: (i) equity investments to be measured at fair value with changes in fair value recognized in net income; (ii) the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset; and (iv) separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update also eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This update is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted, with the exception of the “own credit” provision. We are currently evaluating the impact to our financial statements and future disclosures as a result of this update, but we do not expect the impact to be material due to our currently insignificant investments in equity securities and our investment strategy.
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
In June 2016, the FASB issued an update to the accounting standard regarding the measurement of credit losses on financial instruments. This update requires that financial assets measured at their amortized cost basis be presented at the net (of allowance for credit losses) amount expected to be collected. Credit losses relating to available-for-sale debt securities are to be recorded through an allowance for credit losses, rather than a write-down of the asset, with the amount of the allowance limited to the amount by which fair value is less than amortized cost. This update is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact to our financial statements and future disclosures as a result of this update.

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
In January 2017, the FASB issued an update to the accounting standard regarding goodwill and other intangibles. This update simplifies the subsequent measurement of goodwill by eliminating step two of the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any excess of the reporting unit’s carrying amount over the reporting unit’s estimated fair value. The provisions of this update are effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We intend to early adopt this update, effective as of our next quantitative goodwill impairment test.
In March 2017, the FASB issued an update to the accounting standard regarding receivables. The new standard requires certain premiums on purchased callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount will not be impacted. The provisions of this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact to our financial statements and future disclosures as a result of this update.

2. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding, while diluted net income per share is computed by dividing net income attributable to common shareholders by the sum of the weighted-average number of common shares outstanding and the weighted-average number of dilutive potential common shares. Dilutive potential common shares relate to our share-based compensation arrangements and our outstanding convertible senior notes.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The calculation of basic and diluted net income per share was as follows:

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2017	2016
Net income—basic	$76,472	$66,249
Adjustment for dilutive Convertible Senior Notes due 2019, net of tax (1)	(215)	3,390
Net income—diluted	$76,257	$69,639

Average common shares outstanding—basic	214,925	203,706
Dilutive effect of Convertible Senior Notes due 2017 (2)	701	—
Dilutive effect of Convertible Senior Notes due 2019	1,854	33,583
Dilutive effect of share-based compensation arrangements (2)	4,017	2,418
Adjusted average common shares outstanding—diluted	221,497	239,707

Net income per share:

Basic	$0.36	$0.33

Diluted	$0.34	$0.29
______________________

(1)
As applicable, includes coupon interest, amortization of discount and fees, and other changes in income or loss that would result from the assumed conversion. Due to the January 2017 settlement of our obligations on the remaining Convertible Senior Notes due 2019, a benefit was recorded to adjust estimated accrued expense to actual amounts.

(2)
The following number of shares of our common stock equivalents issued under our share-based compensation arrangements and convertible debt were not included in the calculation of diluted net income per share because they were anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2017	2016
Shares of common stock equivalents	445	709
Shares of Convertible Senior Notes due 2017	—	1,902

3. Segment Reporting
We have two strategic business units that we manage separately—Mortgage Insurance and Services. Adjusted pretax operating income (loss) for each segment represents segment results on a standalone basis; therefore, inter-segment eliminations and reclassifications required for consolidated GAAP presentation have not been reflected.
In the fourth quarter of 2016, we completed an organizational change that resulted in a change to our segment financial reporting structure. Previously, contract underwriting activities on behalf of third parties were reported in either the Mortgage Insurance segment or the Services segment, based on the customer relationship. Management responsibility for this contract underwriting business was moved entirely to the Services segment. This organizational change resulted in the transfer to the Services segment of revenue and expenses for all contract underwriting performed on behalf of third parties. This change aligns with recent changes in personnel reporting lines and management oversight, and is consistent with the way the chief operating decision maker began assessing the performance of the reportable segments in the fourth quarter of 2016. As a result, on a segment basis, Services revenue, cost of services and other operating expenses have increased, with offsetting reductions in Mortgage Insurance other income and other operating expenses. This change has been reflected in our segment operating results. Mortgage Insurance underwriting continues to be reported as an expense in the Mortgage Insurance segment.

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
Adjusted Pretax Operating Income (Loss)
Our senior management, including our Chief Executive Officer (Radian’s chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of Radian’s business segments and to allocate resources to the segments. Adjusted pretax operating income (loss) is defined as pretax income (loss) excluding the effects of: (i) net gains (losses) on investments and other financial instruments; (ii) loss on induced conversion and debt extinguishment; (iii) acquisition-related expenses; (iv) amortization and impairment of intangible assets; and (v) net impairment losses recognized in earnings.
Although adjusted pretax operating income (loss) excludes certain items that have occurred in the past and are expected to occur in the future, the excluded items represent those that are: (i) not viewed as part of the operating performance of our primary activities or (ii) not expected to result in an economic impact equal to the amount reflected in consolidated pretax income (loss). These adjustments, along with the reasons for their treatment, are described below.

(1)
Net gains (losses) on investments and other financial instruments. The recognition of realized investment gains or losses can vary significantly across periods as the activity is highly discretionary based on the timing of individual securities sales due to such factors as market opportunities, our tax and capital profile and overall market cycles. Unrealized investment gains and losses arise primarily from changes in the market value of our investments that are classified as trading securities. These valuation adjustments may not necessarily result in realized economic gains or losses.

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

Summarized operating results for our segments as of and for the periods indicated, are as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016 (1)
Mortgage Insurance
Net premiums written—insurance (2)	$224,665	$26,310
(Increase) decrease in unearned premiums	(2,865)	194,640
Net premiums earned—insurance	221,800	220,950
Net investment income	31,032	27,201
Other income	746	666
Total (3)	253,578	248,817

Provision for losses	47,232	43,275
Policy acquisition costs	6,729	6,389
Other operating expenses before corporate allocations	39,289	32,546
Total (4)	93,250	82,210
Adjusted pretax operating income before corporate allocations	160,328	166,607
Allocation of corporate operating expenses	14,186	9,329
Allocation of interest expense	11,509	17,112
Adjusted pretax operating income	$134,633	$140,166
______________________

(1)
Reflects changes to align our segment reporting structure with recent changes in personnel reporting lines and management oversight related to contract underwriting performed on behalf of third parties. Revenue and expenses for this business are now reflected in the Services segment. As a result, Services revenue, cost of services and other operating expenses have increased, with offsetting reductions in Mortgage Insurance other income and other operating expenses.

(2)	Net of ceded premiums written under the QSR Transactions and the Single Premium QSR Transaction. See Note 7 for additional information.

(3)
Excludes net losses on investments and other financial instruments of $2.9 million for the three months ended March 31, 2017, and net gains on investments and other financial instruments of $31.3 million for the three months ended March 31, 2016, not included in adjusted pretax operating income.

(4)	Includes inter-segment expenses as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Inter-segment expenses	$2,062	$1,599

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended March 31,
(In thousands)	2017	2016 (1)
Services
Services revenue (2)	$40,089	$34,448

Cost of services	28,690	23,854
Other operating expenses before corporate allocations	12,604	14,368
Total	41,294	38,222
Adjusted pretax operating income (loss) before corporate allocations	(1,205)	(3,774)
Allocation of corporate operating expenses	3,718	1,751
Allocation of interest expense	4,429	4,422
Adjusted pretax operating income (loss)	$(9,352)	$(9,947)
______________________

(1)
Reflects changes to align our segment reporting structure with recent changes in personnel reporting lines and management oversight related to contract underwriting performed on behalf of third parties. Revenue and expenses for this business are now reflected in the Services segment. As a result, Services revenue, cost of services and other operating expenses have increased, with offsetting reductions in Mortgage Insurance other income and other operating expenses.

(2)	Includes inter-segment revenues as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Inter-segment revenues	$2,062	$1,599

Selected balance sheet information for our segments, as of the periods indicated, is as follows:

	At March 31, 2017
(In thousands)	Mortgage Insurance	Services	Total
Total assets	$5,475,502	$352,258	$5,827,760

	At December 31, 2016
(In thousands)	Mortgage Insurance	Services	Total
Total assets	$5,506,338	$356,836	$5,863,174

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The reconciliation of adjusted pretax operating income to consolidated pretax income is as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Adjusted pretax operating income (loss):
Mortgage Insurance (1)	$134,633	$140,166
Services (1)	(9,352)	(9,947)
Total adjusted pretax operating income	125,281	130,219

Net gains (losses) on investments and other financial instruments	(2,851)	31,286
Loss on induced conversion and debt extinguishment	(4,456)	(55,570)
Acquisition-related expenses (2)	(8)	(205)
Amortization and impairment of intangible assets	(3,296)	(3,328)
Consolidated pretax income	$114,670	$102,402
______________________

(1)	Includes inter-segment expenses and revenues as listed in the notes to the preceding tables.

(2)	Acquisition-related expenses represent expenses incurred to effect the acquisition of a business, net of adjustments to accruals previously recorded for acquisition expenses.
On a consolidated basis, “adjusted pretax operating income” is a measure not determined in accordance with GAAP. Total adjusted pretax operating income is not a measure of total profitability, and therefore should not be viewed as a substitute for GAAP pretax income. Our definition of adjusted pretax operating income may not be comparable to similarly-named measures reported by other companies.

4. Fair Value of Financial Instruments
Available for sale securities, trading securities and certain other assets are recorded at fair value. All changes in the fair value of trading securities and certain other assets are included in our condensed consolidated statements of operations. All changes in the fair value of available for sale securities are recorded in AOCI. There were no significant changes to our fair value methodologies during the three months ended March 31, 2017.
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

The level of market activity used to determine the fair value hierarchy is based on the availability of observable inputs market participants would use to price an asset or a liability, including market value price observations. We provide a qualitative description of the valuation techniques and inputs used for recurring and non-recurring fair value measurements in our audited financial statements and notes thereto included in our 2016 Form 10-K. For a complete understanding of the valuation techniques and inputs used as of March 31, 2017, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2016 Form 10-K.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a list of assets that are measured at fair value by hierarchy level as of March 31, 2017:

(In thousands)	Level I	Level II	Level III	Total
Assets at Fair Value
Investment Portfolio:
U.S. government and agency securities	$267,524	$4,906	$—	$272,430
State and municipal obligations	—	341,197	—	341,197
Money market instruments	384,225	—	—	384,225
Corporate bonds and notes	—	2,115,001	—	2,115,001
RMBS	—	309,460	—	309,460
CMBS	—	473,505	—	473,505
Other ABS	—	488,340	—	488,340
Foreign government and agency securities	—	38,035	—	38,035
Equity securities	—	830	500	1,330
Other investments (1)	—	12,720	500	13,220
Total Investments at Fair Value (2)	651,749	3,783,994	1,000	4,436,743
Total Assets at Fair Value	$651,749	$3,783,994	$1,000	$4,436,743
______________________

(1)	Comprising short-term certificates of deposit and commercial paper, included within Level II, and convertible notes of non-reporting issuers, included within Level III.

(2)	Does not include certain other invested assets ($1.0 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.
The following is a list of assets that are measured at fair value by hierarchy level as of December 31, 2016:

(In thousands)	Level I	Level II	Level III	Total
Assets at Fair Value
Investment Portfolio:
U.S. government and agency securities	$237,479	$—	$—	$237,479
State and municipal obligations	—	358,536	—	358,536
Money market instruments	431,472	—	—	431,472
Corporate bonds and notes	—	2,024,205	—	2,024,205
RMBS	—	388,842	—	388,842
CMBS	—	507,273	—	507,273
Other ABS	—	450,128	—	450,128
Foreign government and agency securities	—	32,807	—	32,807
Equity securities	—	830	500	1,330
Other investments (1)	—	28,663	500	29,163
Total Investments at Fair Value (2)	668,951	3,791,284	1,000	4,461,235
Total Assets at Fair Value	$668,951	$3,791,284	$1,000	$4,461,235
______________________

(1)	Comprising short-term certificates of deposit and commercial paper, included within Level II, and convertible notes of non-reporting issuers, included within Level III.

(2)	Does not include certain other invested assets ($1.2 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

At both March 31, 2017 and December 31, 2016, total Level III assets of $1.0 million accounted for less than 0.1% of total assets measured at fair value. Within other investments is a Level III investment which was purchased during the three months ended June 30, 2016, and there were no related gains or losses recorded during the three months ended March 31, 2017 or the year ended December 31, 2016. Within equity securities is a Level III investment that was purchased during the three months ended June 30, 2015, and there were no related gains or losses recorded during the three months ended March 31, 2017 or the year ended December 31, 2016. There were no Level III liabilities at March 31, 2017 or December 31, 2016.
There were no transfers between Level I and Level II for the three months ended March 31, 2017 and 2016. There were also no transfers involving Level III assets or liabilities for the three months ended March 31, 2017 and 2016.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets were as follows as of the dates indicated:

	March 31, 2017		December 31, 2016
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Other invested assets	$973	$3,751	$1,195	$3,789
Liabilities:
Long-term debt	1,008,777	1,104,711	1,069,537	1,214,471

5. Investments
Available for Sale Securities
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	March 31, 2017
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$128,347	$125,466	$279	$3,160
State and municipal obligations	67,600	69,284	2,316	632
Corporate bonds and notes	1,555,516	1,556,643	17,823	16,696
RMBS	278,710	273,549	445	5,606
CMBS	402,847	402,525	2,248	2,570
Other ABS	477,251	478,099	1,945	1,097
Foreign government and agency securities	29,257	29,849	645	53
Other investments	2,000	2,000	—	—
Total fixed-maturities available for sale	2,941,528	2,937,415	25,701	29,814
Equity securities available for sale (1)	1,330	1,330	—	—
Total debt and equity securities	$2,942,858	$2,938,745	$25,701	$29,814
______________________

(1)	Primarily consists of investments in Federal Home Loan Bank stock as required in connection with the memberships of Radian Guaranty and Radian Reinsurance in the Federal Home Loan Bank of Pittsburgh.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	December 31, 2016
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$78,931	$75,474	$2	$3,459
State and municipal obligations	66,124	67,171	1,868	821
Corporate bonds and notes	1,463,720	1,455,628	14,320	22,412
RMBS	358,262	350,628	197	7,831
CMBS	429,057	428,289	2,255	3,023
Other ABS	433,603	434,728	2,037	912
Foreign government and agency securities	24,771	24,594	148	325
Other investments	2,000	2,000	—	—
Total fixed-maturities available for sale	2,856,468	2,838,512	20,827	38,783
Equity securities available for sale (1)	1,330	1,330	—	—
Total debt and equity securities	$2,857,798	$2,839,842	$20,827	$38,783
______________________

(1)	Primarily consists of investments in Federal Home Loan Bank stock as required in connection with the memberships of Radian Guaranty and Radian Reinsurance in the Federal Home Loan Bank of Pittsburgh.
Gross Unrealized Losses and Fair Value of Available for Sale Securities
The following tables show the gross unrealized losses and fair value of our securities deemed “available for sale” aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2017
($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	9	$74,457	$3,160	—	$—	$—	9	$74,457	$3,160
State and municipal obligations	5	19,981	632	—	—	—	5	19,981	632
Corporate bonds and notes	150	620,609	16,360	2	4,471	336	152	625,080	16,696
RMBS	54	217,577	5,541	3	7,308	65	57	224,885	5,606
CMBS	38	186,354	2,519	3	9,924	51	41	196,278	2,570
Other ABS	75	186,578	949	5	21,978	148	80	208,556	1,097
Foreign government and agency securities	4	4,321	53	—	—	—	4	4,321	53
Total	335	$1,309,877	$29,214	13	$43,681	$600	348	$1,353,558	$29,814

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	December 31, 2016
($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	7	$73,160	$3,459	—	$—	$—	7	$73,160	$3,459
State and municipal obligations	7	30,901	821	—	—	—	7	30,901	821
Corporate bonds and notes	185	788,876	22,135	2	4,582	277	187	793,458	22,412
RMBS	56	311,031	7,822	1	1,398	9	57	312,429	7,831
CMBS	37	218,170	2,909	2	6,585	114	39	224,755	3,023
Other ABS	58	131,268	470	16	45,886	442	74	177,154	912
Foreign government and agency securities	12	13,034	325	—	—	—	12	13,034	325
Total	362	$1,566,440	$37,941	21	$58,451	$842	383	$1,624,891	$38,783
During the three months ended March 31, 2017 and the year ended December 31, 2016, we did not recognize in earnings any impairment losses related to credit deterioration.
Although we held securities in an unrealized loss position as of March 31, 2017, we did not consider them to be other-than-temporarily impaired as of such date. For all investment categories, the unrealized losses of 12 months or greater duration as of March 31, 2017 were generally caused by interest rate or credit spread movements since the purchase date, and as such, we expect the present value of cash flows to be collected from these securities to be sufficient to recover the amortized cost basis of these securities. As of March 31, 2017, we did not have the intent to sell any debt securities in an unrealized loss position, and we determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis, which may be at maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at March 31, 2017.
Trading Securities
The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

(In thousands)	March 31, 2017	December 31, 2016
Trading securities:
U.S. government and agency securities	$33,006	$33,042
State and municipal obligations	235,864	259,573
Corporate bonds and notes	420,633	453,617
RMBS	35,911	38,214
CMBS	70,980	78,984
Other ABS	6,733	8,219
Foreign government and agency securities	8,186	8,213
Total	$811,313	$879,862
For trading securities held at March 31, 2017 and December 31, 2016, we had net unrealized gains associated with those securities of $3.5 million and $16.8 million during the three months ended March 31, 2017 and the year ended December 31, 2016, respectively.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

For the three months ended March 31, 2017, we did not transfer any securities from the available for sale or trading categories.
Net Gains (Losses) on Investments and Other Financial Instruments
Net realized and unrealized gains (losses) on investments and other financial instruments consisted of:

	Three Months Ended March 31,
(In thousands)	2017	2016
Net realized gains (losses):
Fixed-maturities available for sale	$(2,509)	$(3,148)
Equity securities available for sale	—	(170)
Trading securities	(5,694)	(2,240)
Short-term investments	6	(39)
Other gains (losses)	18	18
Net realized gains (losses) on investments	(8,179)	(5,579)
Unrealized gains (losses) on trading securities	5,226	35,231
Total net gains (losses) on investments	(2,953)	29,652
Net gains (losses) on other financial instruments	102	1,634
Net gains (losses) on investments and other financial instruments	$(2,851)	$31,286
Contractual Maturities
The contractual maturities of fixed-maturity investments were as follows:

	March 31, 2017
	Available for Sale
(In thousands)	Amortized Cost	Fair Value
Due in one year or less (1)	$65,472	$65,502
Due after one year through five years (1)	411,562	414,006
Due after five years through 10 years (1)	905,821	901,736
Due after 10 years (1)	399,864	401,998
RMBS (2)	278,710	273,549
CMBS (2)	402,848	402,525
Other ABS (2)	477,251	478,099
Total	$2,941,528	$2,937,415
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS and Other ABS are shown separately, as they are not due at a single maturity date.
Other
At March 31, 2017 and December 31, 2016, Radian Guaranty had $64.3 million and $63.9 million, respectively, in a collateral account pursuant to the Freddie Mac Agreement. This collateral account, which contains investments primarily invested in and classified as part of our trading securities, is pledged to cover Loss Mitigation Activity on the loans subject to the Freddie Mac Agreement. See Note 10 for additional information.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

6. Goodwill and Other Intangible Assets, Net
All of our goodwill and other intangible assets relate to our Services segment. The following table shows the changes in the carrying amount of goodwill for the year-to-date periods ended March 31, 2017 and December 31, 2016:

(In thousands)	Goodwill	Accumulated Impairment Losses	Net
Balance at December 31, 2015	$197,265	$(2,095)	$195,170
Goodwill acquired	—	—	—
Impairment losses	—	—	—
Balance at December 31, 2016	197,265	(2,095)	195,170
Goodwill acquired	126	—	126
Impairment losses	—	—	—
Balance at March 31, 2017	$197,391	$(2,095)	$195,296
Goodwill is an asset representing the estimated future economic benefits arising from the assets we have acquired that were not individually identified and separately recognized, and includes the value of the discounted expected future cash flows, the workforce, expected synergies with our other affiliates and other unidentifiable intangible assets. Goodwill is deemed to have an indefinite useful life and is subject to review for impairment annually, or more frequently, whenever circumstances indicate potential impairment. Events that could result in an interim assessment of goodwill impairment and/or a potential impairment loss include, but are not limited to: (i) significant under-performance relative to historical or projected future operating results; (ii) significant changes in the strategy for the Services segment; (iii) significant negative industry or economic trends; and (iv) a decline in market capitalization below book value attributable to the Services segment. The value of goodwill is primarily supported by revenue projections, which are primarily driven by projected transaction volume and margins. Management regularly updates certain assumptions related to our projections, including the likelihood of achieving the assumed potential revenues from new initiatives and business strategies, and if these or other items have a significant negative impact on the reporting unit’s projections we may perform additional analysis to determine whether an impairment charge is needed. Lower earnings over sustained periods also can lead to impairment of goodwill, which could result in a charge to earnings.
We conducted our most recent annual goodwill impairment analysis in the fourth quarter of 2016. For purposes of performing our annual goodwill impairment tests, we concluded that the Services segment constitutes one reporting unit to which all of our recorded goodwill is related. As part of this annual goodwill impairment assessment, we estimated the fair value of the reporting unit using primarily an income approach and, to a lesser extent, a market approach. The key factor in our fair value analysis was forecasted future cash flows, which were less than originally had been expected at the acquisition dates. Given that the current goodwill impairment analysis relies significantly on our achieving high growth rates in our projected future cash flows, failure to meet those projections may result in an impairment in a future period.
In our annual goodwill analysis in the fourth quarter of 2016, we considered both positive and negative factors and concluded that, after considering all of the factors and evidence available, there was no impairment of goodwill as of December 31, 2016. The goodwill impairment test is a two-step process as required by the accounting standard related to intangible assets. Step one compares a reporting unit’s estimated fair value to its carrying value. If the carrying amount exceeds the estimated fair value, the second step must be completed to measure the amount of the reporting unit’s goodwill impairment loss, if any. At December 31, 2016, the estimated fair value of the Services reporting unit exceeded our carrying amount.
We performed a qualitative assessment in the first quarter of 2017, and considered factors such as: (i) the decline in and timing of revenues during the first quarter of 2017 (as compared to the forecasted amounts for the same period); (ii) the low gross margin results during the first quarter of 2017 (as compared to the forecasted growth in margins); (iii) the recent improvements in revenue and gross margins throughout 2016; and (iv) our recent annual goodwill impairment test and conclusion that the estimated fair value of the Services reporting unit exceeded our carrying amount. Based on our qualitative assessment in the first quarter of 2017, we concluded that it is not “more likely than not” that the fair value of the Services reporting unit is less than its carrying amount as of March 31, 2017. We monitor the performance of the Services segment each quarter, including through our annual impairment assessment planned for the fourth quarter of 2017. For our next quantitative impairment assessment, we intend to adopt the January 2017 FASB update to the accounting standard regarding goodwill and other intangibles. See Note 1—“Accounting Standards Not Yet Adopted” for more information.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a summary of the gross and net carrying amounts and accumulated amortization of our other intangible assets as of the periods indicated:

	March 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$83,329	$(21,952)	$61,377
Technology	15,250	(6,125)	9,125
Trade name and trademarks	8,340	(2,346)	5,994
Client backlog	6,680	(5,427)	1,253
Non-competition agreements	185	(162)	23
Total	$113,784	$(36,012)	$77,772

	December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$83,316	$(19,696)	$63,620
Technology	15,250	(5,497)	9,753
Trade name and trademarks	8,340	(2,125)	6,215
Client backlog	6,680	(5,235)	1,445
Non-competition agreements	185	(160)	25
Total	$113,771	$(32,713)	$81,058
The estimated aggregate amortization expense for the remainder of 2017 and thereafter is as follows (in thousands):

2017	$9,351
2018	12,054
2019	10,795
2020	9,186
2021	7,376
2022	6,533
Thereafter	22,477
Total	$77,772
Generally, for tax purposes, substantially all of our goodwill and other intangible assets are deductible and will be amortized over a period of 15 years from acquisition.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

7. Reinsurance
The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Net premiums written—insurance:
Direct	$239,645	$233,926
Ceded (1)	(14,980)	(207,616)
Net premiums written—insurance	$224,665	$26,310
Net premiums earned—insurance:
Direct	$236,062	$240,330
Assumed	7	9
Ceded (1)	(14,269)	(19,389)
Net premiums earned—insurance	$221,800	$220,950
______________________

(1)	Net of profit commission.
In 2012, Radian Guaranty entered into the QSR Transactions with a third-party reinsurance provider. Radian Guaranty has ceded the maximum amount permitted under the QSR Transactions; therefore, Radian Guaranty is no longer ceding NIW under these transactions. RIF ceded under the QSR Transactions was $1.5 billion and $2.0 billion as of March 31, 2017 and 2016, respectively.
In the first quarter of 2016, in order to proactively manage the risk and return profile of Radian Guaranty’s insured portfolio and manage its position under the PMIERs financial requirements in a cost-effective manner, Radian Guaranty entered into the Single Premium QSR Transaction with a panel of third-party reinsurers. RIF ceded under the Single Premium QSR Transaction was $3.9 billion and $3.3 billion as of March 31, 2017 and 2016, respectively. See Note 8 of Notes to Consolidated Financial Statements in our 2016 Form 10-K for more information about our reinsurance transactions.
The following tables show the amounts related to the QSR Transactions and the Single Premium QSR Transaction for the periods indicated:

	QSR Transactions
	Three Months Ended March 31,
(In thousands)	2017	2016
Ceded premiums written (1)	$5,457	$7,962
Ceded premiums earned (1)	7,834	11,325
Ceding commissions written	1,559	2,270
Ceding commissions earned (3)	3,894	4,446
Ceded losses	570	541

Single Premium QSR Transaction
Three Months Ended March 31,
2017	2016
$8,960	$197,593	(2)
5,859	5,994
3,712	50,932
2,937	3,032
573	536
______________________

(1)	Net of profit commission.

(2)	Includes ceded premiums for policies written in prior periods. See Note 8 of Notes to Consolidated Financial Statements in our 2016 Form 10-K.

(3)	Includes amounts reported in policy acquisition costs and other operating expenses.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

8. Other Assets
The following table shows the components of other assets as of the dates indicated:

(In thousands)	March 31, 2017	December 31, 2016
Deposit with the IRS (Note 9)	$88,557	$88,557
Corporate-owned life insurance	83,865	83,248
Property and equipment (1) (2)	74,241	70,665
Accrued investment income	30,381	29,255
Deferred policy acquisition costs	13,724	14,127
Reinsurance recoverables	7,849	7,368
Other	58,818	50,615
Total other assets	$357,435	$343,835
______________________

(1)
Property and equipment at cost, less accumulated depreciation of $122.6 million and $118.5 million at March 31, 2017 and December 31, 2016, respectively. Depreciation expense was $4.1 million and $2.3 million for the three-month periods ended March 31, 2017 and 2016, respectively.

(2)	Includes $48.4 million and $49.7 million at March 31, 2017 and December 31, 2016, respectively, related to our technology upgrade project.

9. Income Taxes
As required under the accounting standard regarding accounting for income taxes, our deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) are recognized under the balance sheet method, which recognizes the future tax effect of temporary differences between the amounts recorded in our financial statements and the tax bases of these amounts. DTAs and DTLs are measured using the enacted tax rates expected to apply to taxable income in the periods in which the DTA or DTL is expected to be realized or settled.
Our provision for income taxes for interim financial periods is based on an estimate of our annual effective tax rate for the full year. When estimating our full year 2017 and 2016 annual effective tax rates, we accounted for discrete items at the federal applicable tax rate, including: (i) the tax effects of gains and losses on our investments; (ii) excess tax benefits realized in 2017 from employee share-based payments; (iii) return-to-provision adjustments; (iv) prior year items relating to the accounting for uncertainty in income taxes; and (v) certain other adjustments.
For federal income tax purposes, as of March 31, 2017, we had approximately $561.0 million of NOL carryforwards and no foreign tax credit carryforward. To the extent not utilized, the NOL carryforwards will expire during tax years 2030 through 2032. Additionally, we had $8.4 million of alternative minimum tax credit carryforwards as of March 31, 2017, which have no expiration date.
We are required to establish a valuation allowance against our DTAs when it is more likely than not that all or some portion of our DTAs will not be realized. At each balance sheet date, we assess our need for a valuation allowance. Our assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our DTAs will be realized in future periods. In making this assessment as of March 31, 2017, we determined that certain of our non-insurance subsidiaries within Radian may continue to generate taxable losses on a separate company basis in the near term and may not be able to fully utilize certain of their state and local NOLs on their state and local tax returns. As of March 31, 2017, our valuation allowance is $49.3 million with respect to the DTAs relating to these separate company NOLs and other state timing adjustments.
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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

We attempted to reach a compromised settlement with Appeals, but in September 2014 we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties of $157 million. The Deficiency Amount has not been reduced to reflect our NOL carryback ability. As of March 31, 2017, there also would be interest of approximately $139 million related to these matters. Depending on the outcome, additional state income taxes, penalties and interest (estimated in the aggregate to be approximately $35 million as of March 31, 2017) also may become due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We currently believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim.
On December 3, 2014, we petitioned the U.S. Tax Court to litigate the Deficiency Amount. On September 1, 2015, we received a notice that the case had been scheduled for trial. However, the parties have jointly filed, and the U.S. Tax Court has approved, motions for continuance in this matter to postpone the trial date. Also, in February 2016, the U.S. Tax Court approved a joint motion to consolidate for trial, briefing and opinion our case with a similar case involving MGIC Investment Corporation. During 2016, we held several meetings with the IRS in an attempt to reach a compromised settlement on the issues presented in our dispute. In January 2017, the parties informed the U.S. Tax Court that they believe they have reached a basis for a compromised settlement on the primary issues present in the case. The resolution must be reported to the JCT for review and cannot be finalized until the IRS considers the views, if any, expressed by the JCT about the matter. If we are unable to complete a compromised settlement, then the ongoing litigation could take several years to resolve and may result in substantial legal expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached. We currently believe that an adequate provision for income taxes has been made for the potential liabilities that may result from this matter. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

10. Losses and Loss Adjustment Expense
All of the balance and activity of our consolidated reserve for losses and LAE relate to the Mortgage Insurance segment. The following table shows our reserve for losses and LAE by category at the end of each period indicated:

(In thousands)	March 31, 2017	December 31, 2016
Reserves for losses by category:
Prime	$362,804	$379,845
Alt-A	140,543	148,006
A minus and below	96,373	101,653
IBNR and other (1)	70,651	71,107
LAE	17,551	18,630
Reinsurance recoverable (2)	7,680	6,816
Total primary reserves	695,602	726,057
Pool	28,453	31,853
IBNR and other	603	673
LAE	822	932
Reinsurance recoverable (2)	28	35
Total pool reserves	29,906	33,493
Total First-lien reserves	725,508	759,550
Other (3)	661	719
Total reserve for losses	$726,169	$760,269
______________________

(1)	Primarily related to expected payments under the Freddie Mac Agreement.

(2)	Represents ceded losses on captive reinsurance transactions, the QSR Transactions and the Single Premium QSR Transaction.

(3)	Does not include our Second-lien premium deficiency reserve that is included in other liabilities.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table presents information relating to our reserve for losses, including our IBNR reserve and LAE but excluding our Second-lien premium deficiency reserve, for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2017	2016
Balance at beginning of period	$760,269	$976,399
Less: Reinsurance recoverables (1)	6,851	8,286
Balance at beginning of period, net of reinsurance recoverables	753,418	968,113
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	51,447	56,171
Prior years	(4,316)	(13,504)
Total incurred	47,131	42,667
Deduct: Paid claims and LAE related to:
Current year (2)	42	65
Prior years	82,046	127,606
Total paid	82,088	127,671
Balance at end of period, net of reinsurance recoverables	718,461	883,109
Add: Reinsurance recoverables (1)	7,708	8,239
Balance at end of period	$726,169	$891,348
______________________

(1)	Related to ceded losses recoverable, if any, on captive reinsurance transactions, the QSR Transactions and the Single Premium QSR Transaction. See Note 7 for additional information.

(2)
Related to underlying defaulted loans with a most recent default notice dated in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

Reserve Activity
First Quarter 2017 Activity
Our loss reserves at March 31, 2017 declined as compared to December 31, 2016, primarily as a result of the amount of paid claims and Cures continuing to outpace losses incurred related to new default notices reported in the current year. Reserves established for new default notices were the primary driver of our total incurred loss for the three months ended March 31, 2017, and they were primarily impacted by the number of new primary default notices received in the period and our related gross Default to Claim Rate assumption applied to those new defaults, which was 11.5% as of March 31, 2017. The provision for losses during the first three months of 2017 was positively impacted by favorable reserve development on prior year defaults, which was primarily driven by a reduction during the period in certain Default to Claim Rate assumptions for these prior year defaults compared to those used at December 31, 2016. The reductions in Default to Claim Rate assumptions primarily resulted from observed trends, including higher Cures than were previously estimated. The positive development in prior year defaults was partially offset by a decrease in estimated rates of future Loss Mitigation Activities compared to those used at December 31, 2016.
Total claims paid decreased for the three months ended March 31, 2017, compared to the same period in 2016, consistent with the ongoing decline in the outstanding default inventory.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

First Quarter 2016 Activity
Our loss reserves at March 31, 2016 declined as compared to December 31, 2015, primarily as a result of the volume of paid claims and Cures continuing to outpace new default notices received. Reserves established for new default notices were the primary driver of our total incurred loss for the three months ended March 31, 2016, and they were primarily impacted by the number of new primary default notices received in the quarter and our related gross Default to Claim Rate assumption applied to those new defaults, which was 12.5%. The impact to incurred losses from default notices reported in the first quarter of 2016 was positively impacted by favorable reserve development on prior year defaults, which was primarily driven by a reduction during the period in certain Default to Claim Rate assumptions for these prior year defaults. The positive development in prior year defaults was partially offset by an increase in estimated severity rates from those used at December 31, 2015.
Reserve Assumptions
Default to Claim Rate
Our aggregate weighted average Default to Claim Rate assumption for our primary loans (net of Claim Denials and Rescissions) used in estimating our primary reserve for losses was 45% (43% excluding pending claims) at March 31, 2017, and 42% (40% excluding pending claims) at December 31, 2016. This increase was primarily due to a decrease in the proportion of defaults that have missed three payments or less, which generally have a lower assumed net Default to Claim Rate. This shift in mix resulted from an elevated cure rate for that population during the three months ended March 31, 2017, primarily due to seasonality. During the three months ended March 31, 2017, our gross Default to Claim Rate assumption for new primary defaults was modestly reduced from 12% as of December 31, 2016, to 11.5%. As of March 31, 2017, our gross Default to Claim Rates on our primary portfolio ranged from 11.5% for new defaults, up to 62% for defaults not in foreclosure stage, and 81% for Foreclosure Stage Defaults.
Loss Mitigation
Our estimate of expected Rescissions and Claim Denials (net of expected Reinstatements) embedded in our Default to Claim Rate is generally based on our recent experience. Consideration is also given for differences in characteristics between those previously rescinded policies and denied claims and the loans remaining in our defaulted inventory, as well as the estimated impact of the BofA Settlement Agreement, which is discussed below.
Although our estimates of future Loss Mitigation Activities have been declining, they remain elevated compared to levels experienced before 2009. Since 2009, the elevated levels of our rate of Rescissions, Claim Denials and Claim Curtailments have significantly reduced our paid losses and have resulted in a reduction in our loss reserve. As our Legacy Portfolio has become a smaller percentage of our overall insured portfolio, we have experienced a reduced amount of Loss Mitigation Activity with respect to the claims we receive, and we expect this trend to continue. As a result, our future Loss Mitigation Activity is not expected to mitigate our paid losses to the same extent as in recent years. Our estimate of net future Loss Mitigation Activities reduced our loss reserve as of March 31, 2017 and December 31, 2016 by approximately $28 million and $39 million, respectively. The amount of estimated Loss Mitigation Activities incorporated into our reserve analysis at any point in time is affected by a number of factors, including our estimated rate of Rescissions, Claim Denials and Claim Curtailments on future claims, as well as the volume and attributes of our defaulted insured loans, our estimated Default to Claim Rate and our estimated Claim Severity, among other assumptions. Our assumptions also reflect the estimated future impact of the BofA Settlement Agreement, as discussed below.
Our reported Rescission, Claim Denial and Claim Curtailment activity in any given period is subject to challenge by our lender and servicer customers. We expect that a portion of previous Rescissions will be reinstated and previous Claim Denials will be resubmitted with the required documentation and ultimately paid; therefore, we have incorporated this expectation into our IBNR reserve estimate. Our IBNR reserve estimate of $13.5 million and $14.3 million at March 31, 2017 and December 31, 2016, respectively, includes reserves for this activity.
We also accrue for the premiums that we expect to refund to our lender customers in connection with our estimated Rescissions.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Agreements
BofA Settlement Agreement
On September 16, 2014, Radian Guaranty entered into the BofA Settlement Agreement in order to resolve various actual and potential claims or disputes related to the parties’ respective rights and duties as to mortgage insurance coverage on certain Subject Loans. Implementation of the BofA Settlement Agreement commenced on February 1, 2015 and was completed by December 31, 2015. Except for certain limited circumstances, Radian Guaranty agreed that with respect to Future Legacy Loans (as defined in and subject to the agreement), it will not assert any origination error or servicing defect as a basis for a decision not to pay a claim, nor will it effect a Claim Curtailment of such claims. See Note 11 of Notes to Consolidated Financial Statements in our 2016 Form 10-K for additional information about the BofA Settlement Agreement.
Freddie Mac Agreement
At March 31, 2017 and December 31, 2016, Radian Guaranty had $64.3 million and $63.9 million, respectively, in a collateral account pursuant to the Freddie Mac Agreement. This collateral account, which contains investments primarily invested in and classified as part of our trading securities, is pledged to cover Loss Mitigation Activity on the loans subject to the Freddie Mac Agreement. As of August 29, 2017, if, as we expect, the amount of additional Loss Mitigation Activity that has become final in accordance with the Freddie Mac Agreement is less than $62 million, then any shortfall will be paid to Freddie Mac from the funds remaining in the collateral account, subject to certain adjustments. As of March 31, 2017, we have $57.7 million, recorded in reserve for losses, that we expect to be paid to Freddie Mac from the funds expected to be remaining in the collateral account as of the August 29, 2017 measurement date.

11. Long-Term Debt
The carrying value of our long-term debt at March 31, 2017 and December 31, 2016 was as follows:

(In thousands)		March 31, 2017	December 31, 2016
5.500%	Senior Notes due 2019	$297,206	$296,907
5.250%	Senior Notes due 2020	345,618	345,308
7.000%	Senior Notes due 2021	344,650	344,362
3.000%	Convertible Senior Notes due 2017	21,303	20,947
2.250%	Convertible Senior Notes due 2019	—	62,013
	Total long-term debt	$1,008,777	$1,069,537
Extinguishment of Debt
Conversion of Convertible Senior Notes due 2019. In November 2016, we announced our intent to exercise our redemption option for the remaining Convertible Senior Notes due 2019. As a result of the average closing price of our common stock exceeding the conversion price of $10.60 prior to the redemption date, all of the holders of these notes elected to exercise their conversion rights. Radian elected to settle all of the notes surrendered for conversion with cash. We settled our obligations on January 27, 2017 with a cash payment of $110.1 million. At the time of settlement, this transaction resulted in a pretax charge of $4.5 million.
Convertible Senior Notes due 2017 and 2019
Upon the original issuance of the Convertible Senior Notes due 2017 and 2019, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion, the Company recorded a pretax equity component, net of the capped call transaction (with respect to the Convertible Senior Notes due 2017) and related issuance costs (with respect to the Convertible Senior Notes due 2017 and 2019). The pretax equity component is not subject to remeasurement, and therefore remains unchanged unless a reduction of outstanding principal occurs. As a result of settling our obligations on the remaining Convertible Senior Notes due 2019 during the first three months of 2017, the associated remaining pretax equity component of $13.1 million at December 31, 2016 was eliminated. The remaining pretax equity component related to the Convertible Senior Notes due 2017 was $5.0 million at March 31, 2017, unchanged from December 31, 2016.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

During the three-month period ended March 31, 2017, Radian Group’s closing stock prices exceeded the thresholds required for the holders of our Convertible Senior Notes due 2017 to be able to exercise their conversion rights during the three-month period ending June 30, 2017. In any period when holders of the Convertible Senior Notes due 2017 are eligible to exercise their conversion option, the equity component related to these instruments is classified as mezzanine (temporary) equity, because we are required to settle the aggregate principal amount of the notes in cash. This equity component is the difference between: (i) the amount of cash deliverable upon conversion (i.e., par value of debt) and (ii) the carrying value of the debt. If in any future period the conversion threshold requirements of our Convertible Senior Notes due 2017 are not met, then the equity component will be reclassified from mezzanine equity to permanent equity, and will continue to be reported as permanent equity for any period in which the debt is not currently convertible.
Issuance and transaction costs incurred at the time of the original issuance of the convertible notes were allocated to the liability and equity components in proportion to the allocation of proceeds and are accounted for as debt issuance costs and equity issuance costs, respectively. The convertible notes are reflected on our condensed consolidated balance sheets as follows:

	Convertible Senior Notes due 2017		Convertible Senior Notes due 2019
(In thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Liability component:
Principal	$22,233	$22,233	$—	$68,024
Debt discount, net (1)	(883)	(1,221)	—	(5,461)
Debt issuance costs (1)	(47)	(65)	—	(550)
Net carrying amount	$21,303	$20,947	$—	$62,013

Equity component of currently redeemable convertible senior notes	$883	$—	$—	$—
______________________

(1)	Included within long-term debt and is being amortized over the life of the convertible notes.
The following table sets forth total interest expense recognized related to the convertible notes for the periods indicated:

	Convertible Senior Notes due 2017		Convertible Senior Notes due 2019
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2017	2016	2017	2016
Contractual interest expense (benefit) (1)	$167	$372	$(510)	$2,013
Amortization of debt issuance costs	18	37	16	293
Amortization of debt discount	338	708	163	2,909
Total interest expense (benefit) (1)	$523	$1,117	$(331)	$5,215
______________________

(1)	Interest expense (benefit) represents expense incurred, net of adjustments to accruals previously recorded.

12. Commitments and Contingencies
Legal Proceedings
See Note 13 of Notes to Consolidated Financial Statements in our 2016 Form 10-K for information regarding our accounting policies for contingencies.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

We are routinely involved in a number of legal actions and proceedings, including litigation and other disputes arising in the ordinary course of our business. The legal and regulatory matters discussed below and in our 2016 Form 10-K could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. Management believes, based on current knowledge and after consultation with counsel, that the outcome of such actions will not have a material adverse effect on our consolidated financial condition. However, the outcome of litigation and other legal and regulatory matters and proceedings is inherently uncertain, and it is possible that one or more of the matters currently pending or threatened could have an unanticipated adverse effect on our liquidity, financial condition or results of operations for any particular period.
As described in Note 9, on September 4, 2014, we received formal Notices of Deficiency from the IRS related to certain tax losses and deductions resulting from our investment in a portfolio of non-economic REMIC residual interests. We believe that an adequate provision for income taxes has been made for the potential liabilities that may result from this matter. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.
On December 22, 2016, Ocwen Loan Servicing, LLC and Homeward Residential, Inc. (collectively, “Ocwen”) filed a complaint against Radian Guaranty (the “Complaint”). Ocwen has also initiated legal proceedings against several other mortgage insurers. The action filed against Radian Guaranty, titled Ocwen, et al. v. Radian Guaranty, is pending in the U.S. District Court for the Eastern District of Pennsylvania (the “Court”). The Complaint alleges breach of contract and bad faith claims and seeks monetary damages and declaratory relief in regard to certain claims handling practices on future insurance claims. On December 17, 2016, Ocwen separately filed a parallel arbitration petition against Radian Guaranty (the “Petition”) before the American Arbitration Association that asserts substantially the same allegations as contained in the Complaint (the Complaint and the Petition are collectively referred to as the “Filings”). The Filings list 9,420 mortgage insurance certificates issued under multiple insurance policies, including Pool Insurance policies, as being the subject of these proceedings. Radian Guaranty believes that the claims in the Filings are without merit and plans to defend these claims vigorously. On March 3, 2017, Radian Guaranty filed with the Court: (i) a motion to dismiss Ocwen’s Complaint or, in the alternative, for a more definite statement and (ii) a motion to enjoin Ocwen’s parallel arbitration. On March 17, 2017, the Court held an initial pretrial conference and issued orders directing Ocwen to file an amended Complaint by June 5, 2017, in response to which Radian Guaranty may file renewed motions. We are not able to estimate a reasonably possible loss, if any, or range of loss in this matter because of the preliminary stage of the proceedings.
We also are periodically subject to reviews and audits, as well as inquiries, information-gathering requests and investigations. In connection with these matters, from time to time we receive requests and subpoenas seeking information and documents related to aspects of our business. In March 2017, Green River Capital, a subsidiary of Clayton, received a letter from the staff of the SEC stating that it is conducting an investigation captioned, “In the Matter of Certain Single Family Rental Securitizations,” and that it is requesting information from market participants. The letter asks Green River Capital to provide information regarding broker price opinions (“BPOs”) that Green River Capital provided on properties included in single family rental securitization transactions. Green River Capital is cooperating with the SEC.
Our Master Policies establish the timeline within which any suit or action arising from any right of an insured under the policy generally must be commenced. In general, any suit or action arising from any right of an insured under the policy must be commenced within two years after such right first arose for primary insurance and within three years for certain other policies, including certain Pool Insurance policies. Although we believe that our Loss Mitigation Activities are justified under our policies, from time to time we face challenges from certain lender and servicer customers regarding our Loss Mitigation Activities, which have resulted in some reversals of our decisions regarding Rescissions, Claim Denials or Claim Curtailments. We are currently in discussions with these customers regarding our Loss Mitigation Activities and claim payment practices, which if not resolved, could result in arbitration or judicial proceedings and we may need to reassume the risk on, and increase loss reserves for, the associated policies or pay additional claims. See Note 10 for additional information.
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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Other
Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities). To allow our customers to comply with these regulations at that time, we typically were required, depending on the amount of credit enhancement we were providing, to provide: (i) audited financial statements for the insurance subsidiary participating in the transaction or (ii) a full and unconditional holding company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving approximately $107.7 million of remaining credit exposure as of March 31, 2017.

13. Capital Stock
Share Repurchase Program
On June 29, 2016, Radian Group’s board of directors authorized a share repurchase program to spend up to $125 million to repurchase Radian Group common stock. In order to implement the program, we adopted a trading plan under Rule 10b5-1 of the Exchange Act during the third quarter of 2016. As of March 31, 2017, no shares had been purchased, and therefore, the full purchase authority of up to $125 million remained available under this program, which expires on June 30, 2017.
Other Purchases
We may purchase shares on the open market to settle stock options exercised by employees and to fund 401(k) matches and purchases under our Employee Stock Purchase Plan. In addition, upon the vesting of certain restricted stock awards under our equity compensation plans, we may withhold from such vested awards shares of our common stock to satisfy the tax liability of the award recipients.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

14. Accumulated Other Comprehensive Income (Loss)
The following table shows the rollforward of AOCI as of the periods indicated:

	Three Months Ended March 31, 2017
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(19,063)	$(6,668)	$(12,395)
OCI:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	11,334	3,967	7,367
Less: Reclassification adjustment for net gains (losses) included in net income (1)	(2,509)	(878)	(1,631)
Net unrealized gains (losses) on investments	13,843	4,845	8,998
Net foreign currency translation adjustments	52	18	34
OCI	13,895	4,863	9,032
Balance at end of period	$(5,168)	$(1,805)	$(3,363)

	Three Months Ended March 31, 2016
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(28,425)	$(9,948)	$(18,477)
OCI:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	60,575	21,201	39,374
Less: Reclassification adjustment for net gains (losses) included in net income (1)	(3,318)	(1,161)	(2,157)
Net unrealized gains (losses) on investments	63,893	22,362	41,531
Net foreign currency translation adjustments	(130)	(45)	(85)
Net actuarial loss	(274)	(96)	(178)
OCI	63,489	22,221	41,268
Balance at end of period	$35,064	$12,273	$22,791
______________________

(1)	Included in net gains (losses) on investments and other financial instruments on our consolidated statements of operations.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

15. Statutory Information
We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. Required SAPP are established by a variety of publications of the NAIC as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of March 31, 2017, we did not have any prescribed or permitted statutory accounting practices that resulted in reported statutory surplus or risk-based capital being different from what would have been reported if NAIC SAPP had been followed.
The state insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations, as described below. Failure to maintain adequate levels of capital could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition. As of March 31, 2017, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $3.1 billion of our consolidated net assets.
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum Risk-to-capital ratio. The 16 RBC States currently impose a Statutory RBC Requirement. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, a mortgage insurer must satisfy an MPP Requirement. The statutory capital requirements for the non-RBC States are de minimis (ranging from $1 million to $5 million); however, the insurance laws of these states generally grant broad supervisory powers to state agencies or officials to enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business. Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of that state, the mortgage insurer may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States.
Radian Guaranty was in compliance with the Statutory RBC Requirements or MPP Requirements, as applicable, in each of the RBC States as of March 31, 2017. The NAIC is in the process of developing a new Model Act for mortgage insurers, which is expected to include, among other items, new capital adequacy requirements for mortgage insurers. In May 2016, a working group of state regulators released an exposure draft of a risk-based capital framework to establish capital requirements for mortgage insurers. While the outcome and timing of this process are uncertain, the new Model Act, if and when finalized by the NAIC, has the potential to increase capital requirements in those states that adopt the Model Act. However, we continue to believe the changes to the Model Act will not result in financial requirements that require greater capital than the level currently required under the PMIERs financial requirements. See Note 1 of Notes to Consolidated Financial Statements in our 2016 Form 10-K for information regarding the PMIERs.
On March 31, 2017, we reallocated $175 million of capital, in the form of cash and marketable securities, from Radian Guaranty to Radian Reinsurance. The reallocation was accomplished by way of an extraordinary dividend, approved by the Pennsylvania Department of Insurance, from Radian Guaranty to Radian Group, and a simultaneous capital contribution from Radian Group to Radian Reinsurance in the same amount. These transactions resulted in a $175 million decrease in Radian Guaranty’s statutory policyholders’ surplus (i.e., statutory capital and surplus) and a corresponding increase in Radian Reinsurance’s statutory policyholders’ surplus. At March 31, 2017, the statutory policyholders’ surplus of Radian Reinsurance was $321.0 million, compared to $147.6 million at December 31, 2016. The reallocation of capital had no impact on Radian Guaranty’s Available Assets under the PMIERs, because Radian Reinsurance is currently an exclusive affiliated reinsurer of Radian Guaranty and, as such, its assets are included in Radian Guaranty’s Available Assets under the PMIERs.

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

	March 31, 2017	December 31, 2016
($ in millions)
RIF, net (1)	$36,014.5	$35,357.8

Common stock and paid-in capital	$1,867.0	$2,041.0
Unassigned earnings (deficit)	(699.3)	(691.3)
Statutory policyholders’ surplus	1,167.7	1,349.7
Contingency reserve	1,358.9	1,260.6
Statutory capital	$2,526.6	$2,610.3

Risk-to-capital	14.3:1	13.5:1
______________________

(1)	Excludes risk ceded through reinsurance contracts (to third parties and affiliates) and RIF on defaulted loans.
The net increase in Radian Guaranty’s Risk-to-capital in the first three months of 2017 was primarily due to the reallocation of $175 million of capital from Radian Guaranty to Radian Reinsurance, as described above, partially offset by Radian Guaranty’s statutory net income of $94.2 million, which had the effect of decreasing statutory policyholders’ surplus.
The Risk-to-capital ratio for our combined mortgage insurance operations was 13.4 to 1 as of March 31, 2017, compared to 13.6 to 1 as of December 31, 2016.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report, and our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Form 10-K, for a more complete understanding of our financial position and results of operations. Certain terms and acronyms used throughout this report are defined in the Glossary of Abbreviations and Acronyms included as part of this report. In addition, investors should review the “Cautionary Note Regarding Forward-Looking Statements—Safe Harbor Provisions” above and the “Risk Factors” detailed in Item 1A of our 2016 Form 10-K for a discussion of those risks and uncertainties that have the potential to adversely affect our business, financial condition, results of operations, cash flows or prospects. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.

Overview
We have two business segments—Mortgage Insurance and Services. Our Mortgage Insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, to mortgage lending institutions nationwide. We provide our mortgage insurance products mainly through our wholly-owned subsidiary, Radian Guaranty. Our Services segment provides analytics and outsourced services, including residential loan due diligence and underwriting, valuations, servicing surveillance, title and escrow, and consulting services. We provide these services to buyers and sellers of, and investors in, mortgage- and real estate-related loans and securities as well as other consumer ABS. These services and solutions are provided primarily through Clayton and its subsidiaries, including Green River Capital, Red Bell and ValuAmerica.
Operating Environment and Business Strategy
Operating Environment. As a seller of mortgage credit protection and mortgage and real estate products and services, our results are subject to macroeconomic conditions and specific events that impact the mortgage origination environment, the credit performance of our underlying insured assets and the business opportunities for our Services business.
Lending laws and regulations enacted in response to the financial crisis have resulted in increased regulation and regulatory scrutiny and a more restrictive credit environment that has limited the growth of the mortgage industry. In general, Post-legacy loan originations have consisted primarily of high credit quality loans with significantly better credit performance than the loans in our Legacy Portfolio. While credit quality has improved, the restrictive credit environment has made it more challenging for many first-time home buyers to finance a home, limiting the number of loans available for private mortgage insurance. See “Results of Operations—Mortgage Insurance—NIW, IIF, RIF” for additional information regarding our portfolio mix and the mortgage industry. Further, while the more stringent regulatory environment generally benefits the compliance consulting services we offer through our Services business, the lack of a meaningful securitization market has significantly limited the volume of business available for the other lines of business within our Services segment, as further discussed below.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

As of March 31, 2017, our portfolio of business written in this improving Post-legacy credit environment, including HARP refinancings, represented 89% of our total primary RIF. The combination of an improved portfolio mix and favorable credit trends has had a significant positive impact on our results of operations. We have continued to write a high volume of insurance on high credit quality loans, while at the same time, the negative impact from losses in our Legacy Portfolio has been significantly reduced. The improving environment also has contributed to a reduction in our incurred losses and claims submitted and paid in our mortgage insurance business. The number of total new primary mortgage insurance defaults in our insured portfolio declined by 4.0% in the three months ended March 31, 2017, compared to the same period in 2016. Similarly, our primary default rate of 2.8% at March 31, 2017 declined from 3.5% at March 31, 2016.
For our mortgage insurance business, our competitors include other private mortgage insurers and governmental agencies, principally the FHA and the VA. We currently compete with other private mortgage insurers that are eligible to write business for the GSEs on the basis of price, underwriting guidelines, customer relationships, reputation, perceived financial strength (including based on comparative credit ratings) and overall service, including services and products that complement our mortgage insurance products that we offer through our Services business. We compete with the FHA and VA on the basis of loan limits, pricing, credit guidelines, terms of our insurance policies (including certain assumability features in FHA and VA loans) and loss mitigation practices.
The positive macroeconomic and credit trends following the financial crisis encouraged new entrants to join the private mortgage insurance industry, and more recently, there has been consolidation among industry participants. Pricing has always been competitive in the mortgage insurance industry and price competition has continued as these newer entrants have sought to gain a greater presence in the market while more established industry participants seek to defend their market share and customer relationships. As a result of this competitive environment, recent pricing trends have included: (i) the continued use of a spectrum of filed rates to allow for formulaic, risk-based pricing (commonly referred to as “black-box” pricing); (ii) the use of customized (often discounted) rates on lender-paid, Single Premium Policies and to a limited extent, on borrower-paid Monthly Premium Policies; and (iii) reductions in standard rates on lender-paid Single Premium Policies. Since the widespread pricing changes made by private mortgage insurers in the first half of 2016, pricing throughout the industry has been relatively stable with respect to borrower-paid Monthly Premium Policies, although private mortgage insurance pricing continues to be subject to the overall competitive environment.
Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain eligible insurers of loans purchased by the GSEs. The PMIERs are comprehensive, covering virtually all aspects of a private mortgage insurer’s business and operations, including internal risk management and quality controls, the relationship between the GSEs and the approved insurer as well as the approved insurer’s financial condition. Radian Guaranty currently is an approved mortgage insurer under the PMIERs and is in compliance with the PMIERs financial requirements. The PMIERs specifically provide that the factors that are applied to determine a mortgage insurer’s Minimum Required Assets are to be updated every two years, which would suggest that the update to these factors and, potentially, other sections of the PMIERs may occur in late 2017. See “Liquidity and Capital Resources—Radian Group—Short-Term Liquidity Needs” and Note 1 of Notes to Condensed Consolidated Financial Statements for additional information. Regardless of when this update occurs, we would expect to be given a reasonable period of time to comment on, and subsequently comply with, any proposed changes.
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

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

In our mortgage insurance business, we monitor competitive and economic factors while seeking to balance both profitability and market share considerations in developing our pricing and origination strategies. We have taken a disciplined, risk-based approach to establishing our premium rates and writing a mix of business that we expect to produce our targeted level of returns on a blended basis and an acceptable level of NIW. See “Results of Operations—Mortgage Insurance—NIW, IIF, RIF.”
Our growth strategy includes leveraging our core expertise in mortgage credit risk management and expanding our presence in the mortgage finance industry. During 2016, we participated in new mortgage insurance front-end credit risk transfer programs developed by Fannie Mae and Freddie Mac. These programs involve participation as part of a panel of mortgage insurance company affiliates in writing credit insurance policies on loans that are to be purchased by the GSEs in the future (i.e., front-end), subject to certain pre-established credit parameters. These transactions provide the GSEs with credit risk coverage on a flow basis, beyond primary mortgage insurance, effective as each loan is acquired by the GSE. We have participated in additional GSE credit risk transfer programs in 2017 and, subject to availability and expected risk-adjusted returns, we expect to participate in these programs in the future. At our current participation level, the premiums and required capital for these programs are immaterial.
We are also focused on growing our fee-based revenues as part of our long-term strategy. Our Services segment is a fee-based business that provides a diverse array of services to participants in multiple facets of the residential real estate and mortgage finance markets. While our Services business overall is most successful in a healthy and robust housing and economic environment, we believe that the diversity of the services offered by our Services segment positions us to generate revenue in both healthy and challenging mortgage market conditions.
Another key element of our strategy for future growth is to leverage the range of mortgage and real estate-related products and services provided by our Services segment to complement our Mortgage Insurance business. This strategy is designed to satisfy demand in the market, grow our fee-based revenues, strengthen our existing mortgage insurance customer relationships, attract new customers and differentiate us from our mortgage insurance peers. Our current capabilities, through the combination of our Mortgage Insurance and Services businesses, are illustrated by the graphic below.

EXISTING CAPABILITIES WITHIN MORTGAGE FINANCE INDUSTRY

Securitization
Mortgage Insurance
Loan Review & Due Diligence
Surveillance
Component Services
Rental Property Services
Real Estate Services
Title Services
Appraisal Services
Origination
Mortgage Insurance
Affiliate Partnerships for Diverse Markets
Training
Online Tools
Industry Advocacy
Consulting
Real Estate Services
Title Services
Appraisal Services
Radian Group
Servicing
Mortgage Insurance
Loan Review & Due Diligence
Consulting
Surveillance
REO Management
Component Services
Rental Property Services
Real Estate Services
Title Services
Appraisal Services
Loan Fulfillment
Training
Underwriting
Online Tools
Loan Review & Due Diligence
Consulting
Real Estate Services
Title & Closing Services
Appraisal Services
Business Segment:
Mortgage Insurance
Services

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

First Quarter 2017 Developments
During the first quarter of 2017, we settled our obligations on the remaining $68.0 million aggregate principal amount of our Convertible Senior Notes due 2019. The obligations were settled on January 27, 2017 for a cash payment of $110.1 million and resulted in a loss on induced conversion and debt extinguishment of $4.5 million for the three months ended March 31, 2017. As of the settlement date, this transaction resulted in an aggregate decrease of 6.4 million diluted shares for purposes of determining diluted net income per share. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on this transaction.
Key Factors Affecting Our Results
There have been no material changes to the key factors affecting our results that are discussed in our 2016 Form 10-K.

Results of Operations—Consolidated
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three-month periods ended March 31, 2017 and March 31, 2016 primarily reflect the financial results and performance of our two business segments—Mortgage Insurance and Services. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the basis of our segment reporting, including the related allocations. See “Results of Operations—Mortgage Insurance” and “Results of Operations—Services” for the operating results of these business segments for the three months ended March 31, 2017, compared to the same period in 2016.
In addition to the results of our operating segments, pretax income (loss) is also affected by those factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results” in Item 7 of our 2016 Form 10-K.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following table highlights selected information related to our consolidated results of operations for the three months ended March 31, 2017 and 2016:

			$ Change
	Three Months Ended March 31,		Favorable (Unfavorable)
(In millions, except per-share amounts)	2017	2016 (1)	2017 vs. 2016
Pretax income	$114.7	$102.4	$12.3
Net income	76.5	66.2	10.3
Diluted net income per share	0.34	0.29	0.05
Book value per share at March 31	13.58	12.42	1.16

Net premiums earned—insurance	221.8	221.0	0.8
Services revenue	38.0	32.8	5.2
Net investment income	31.0	27.2	3.8
Net gains (losses) on investments and other financial instruments	(2.9)	31.3	(34.2)
Provision for losses	46.9	43.0	(3.9)
Policy acquisition costs	6.7	6.4	(0.3)
Cost of services	28.4	23.6	(4.8)
Other operating expenses	68.4	57.2	(11.2)
Interest expense	15.9	21.5	5.6
Loss on induced conversion and debt extinguishment	4.5	55.6	51.1
Income tax provision	38.2	36.2	(2.0)

Adjusted pretax operating income (2)	$125.2	$130.2	$(5.0)
______________________

(1)
Reflects changes to align our segment reporting structure with recent changes in personnel reporting lines and management oversight related to contract underwriting performed on behalf of third parties. Revenue and expenses for this business are now reflected in the Services segment. As a result, Services revenue and cost of services have increased, with offsetting reductions in Mortgage Insurance other income and other operating expenses. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

(2)	See “—Use of Non-GAAP Financial Measure” below.
Net Income. As discussed in more detail below, our net income increased for the three months ended March 31, 2017, compared to the same period in 2016, reflecting a decrease in loss on induced conversion and debt extinguishment, lower interest expense and higher net investment income, partially offset by a decrease in net gains on investments and other financial instruments, an increase in other operating expenses and an increase in provision for losses. See “Results of Operations—Mortgage Insurance” and “Results of Operations—Services” for more information on our segment results.
Diluted Net Income Per Share. The increase in diluted net income per share for the three months ended March 31, 2017, compared to the same period in 2016, is primarily due to the increase in net income, as discussed above, and the decrease in average diluted shares. The average diluted shares decreased from 239.7 million shares for the three months ended March 31, 2016 to 221.5 million shares for the same period in 2017, primarily due to the full-year impact of the series of capital management transactions completed throughout 2016. In addition, in January 2017, we settled our obligations on the remaining $68.0 million aggregate principal amount of our Convertible Senior Notes due 2019 which, as of the settlement date, resulted in an aggregate decrease of 6.4 million diluted shares for purposes of determining diluted net income per share. See “Overview—First Quarter 2017 Developments” above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—2016 and Other Recent Capital Management Developments” in Item 7 of our 2016 Form 10-K.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Book Value Per Share. The increase in book value per share from $13.39 at December 31, 2016 to $13.58 at March 31, 2017 is primarily due to net income, partially offset by a $0.20 per share reduction due to the equity impact of the January 2017 cash settlement of our obligations on the remaining Convertible Senior Notes due 2019. The impact of the increase in the shares outstanding of 0.6 million during the three months ended March 31, 2017, primarily due to the exercise of stock options, was substantially offset by the unrealized gains recorded in AOCI.
Services Revenue and Cost of Services. Services revenue and cost of services represent amounts related to our Services segment. See “Results of Operations—Services” below for more information.
Net Investment Income. For the three months ended March 31, 2017 and 2016, net investment income represents investment income from investments held at Radian Group that are allocated to the Mortgage Insurance segment and investment income from investments held by the Mortgage Insurance segment. See “—Results of Operations—Mortgage Insurance” for more information.
Net Gains (Losses) on Investments and Other Financial Instruments. The decrease in net gains (losses) on investments and other financial instruments is primarily due to the market value impact of a smaller decline in market interest rates during the first quarter of 2017 than during the same period in 2016. The components of the net gains (losses) on investments and other financial instruments for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Net unrealized gains (losses) related to change in fair value of trading securities and other investments	$5.2	$35.2
Net realized gains (losses) on investments	(8.2)	(5.6)
Net gains (losses) on other financial instruments	0.1	1.7
Net gains (losses) on investments and other financial instruments	$(2.9)	$31.3

Other Operating Expenses. Other operating expenses for the three months ended March 31, 2017, as compared to the same period in 2016, reflect an increase primarily due to: (i) higher compensation expense, including variable and incentive-based compensation; (ii) $3.6 million of expenses associated with retirement and consulting agreements entered into in February 2017 with our former CEO; and (iii) increases in technology expenses associated with a significant investment in upgrading our systems. These increases were partially offset by lower severance costs as compared to the same period in 2016. We expect to recognize additional expenses associated with the retirement and consulting agreements throughout 2017. A significant amount of the compensation provided for under the retirement and consulting agreements is performance-based, and therefore, a portion of both the current and future expenses associated with these arrangements are subject to change, based on the Company’s and former CEO’s future performance.
Interest Expense. Interest expense for the three months ended March 31, 2017 decreased, compared to the same period in 2016. This decrease was primarily due to reductions in interest expense from: (i) our purchases of $322.0 million aggregate principal amount of Convertible Senior Notes due 2019 during 2016 and (ii) our August 2016 redemption of the remaining $195.5 million aggregate principal amount of our Senior Notes due 2017. These reductions were partially offset by increased interest expense from the March 2016 issuance of $350 million aggregate principal amount of 7.000% Senior Notes due 2021. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Loss on Induced Conversion and Debt Extinguishment. During the first three months of 2017, the settlement of our obligations on the remaining Convertible Senior Notes due 2019 resulted in a loss on debt extinguishment of $4.5 million, representing the difference between the fair value and the carrying value, net of unamortized issuance costs, of the liability component of the Convertible Senior Notes due 2019.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Income Tax Provision. Our effective tax rate was 33.3% for the three months ended March 31, 2017, compared to 35.3% for the same period in 2016. For the three months ended March 31, 2017, the change from our federal statutory tax rate of 35% was primarily due to the accounting for: (i) excess tax benefits from employee share-based payments; (ii) uncertain tax positions; and (iii) state and local income taxes. For the three months ended March 31, 2016, the change from our federal statutory tax rate of 35% was primarily due to the impact of the non-deductible portion of the premium associated with the purchases of our Convertible Senior Notes due 2017 and 2019. Additionally, for the three months ended March 31, 2016, the tax rate was also affected by the impact of discrete items, including investment gains taxed at our statutory rate of 35% and the accounting for uncertain tax positions.
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
Adjusted pretax operating income is defined as GAAP consolidated pretax income excluding the effects of: (i) net gains (losses) on investments and other financial instruments; (ii) loss on induced conversion and debt extinguishment; (iii) acquisition-related expenses; (iv) amortization and impairment of intangible assets; and (v) net impairment losses recognized in earnings.
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

(1)
Net gains (losses) on investments and other financial instruments. The recognition of realized investment gains or losses can vary significantly across periods as the activity is highly discretionary based on the timing of individual securities sales due to such factors as market opportunities, our tax and capital profile and overall market cycles. Unrealized investment gains and losses arise primarily from changes in the market value of our investments that are classified as trading securities. These valuation adjustments may not necessarily result in realized economic gains or losses.

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

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

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
The following table provides a reconciliation of the most comparable GAAP measure, consolidated pretax income, to our non-GAAP financial measure for the consolidated company, adjusted pretax operating income:

Reconciliation of Consolidated Non-GAAP Financial Measure
	Three Months Ended March 31,
(In thousands)	2017	2016
Consolidated pretax income	$114,670	$102,402
Less income (expense) items:
Net gains (losses) on investments and other financial instruments	(2,851)	31,286
Loss on induced conversion and debt extinguishment	(4,456)	(55,570)
Acquisition-related (expenses) benefits (1)	(8)	(205)
Amortization and impairment of intangible assets	(3,296)	(3,328)
Total adjusted pretax operating income (2)	$125,281	$130,219

______________________

(1)	Acquisition-related expenses represent expenses incurred to effect the acquisition of a business, net of adjustments to accruals previously recorded for acquisition expenses.

(2)	Total adjusted pretax operating income consists of adjusted pretax operating income (loss) for each segment as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Adjusted pretax operating income (loss):
Mortgage insurance (a)	$134,633	$140,166
Services (a)	(9,352)	(9,947)
Total adjusted pretax operating income	$125,281	$130,219

______________________

(a)	Includes inter-segment expenses and revenues as disclosed in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Results of Operations—Mortgage Insurance
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
The following table summarizes our Mortgage Insurance segment’s results of operations for the three months ended March 31, 2017 and 2016:

			$ Change
	Three Months Ended March 31,		Favorable (Unfavorable)
(In millions)	2017	2016 (1)	2017 vs. 2016
Adjusted pretax operating income (2)	$134.6	$140.2	$(5.6)
Net premiums written—insurance (3)	224.7	26.3	198.4
(Increase) decrease in unearned premiums	(2.9)	194.7	(197.6)
Net premiums earned—insurance	221.8	221.0	0.8
Net investment income	31.0	27.2	3.8
Provision for losses	47.2	43.3	(3.9)
Policy acquisition costs	6.7	6.4	(0.3)
Other operating expenses (4)	53.5	41.9	(11.6)
Interest expense	11.5	17.1	5.6
______________________

(1)
Reflects changes to align our segment reporting structure with recent changes in personnel reporting lines and management oversight related to contract underwriting performed on behalf of third parties. Revenue and expenses for this business are now reflected in the Services segment. As a result Services revenue, cost of services and other operating expenses have increased, with offsetting reductions in Mortgage Insurance other income and other operating expenses. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

(2)	Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments.

(3)	Net of ceded premiums written under the QSR Transactions and the Single Premium QSR Transaction. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.

(4)	Includes allocation of corporate operating expenses of $14.2 million and $9.3 million for the three-month periods ended March 31, 2017 and 2016, respectively.
Adjusted Pretax Operating Income. Our Mortgage Insurance segment’s adjusted pretax operating income decreased for the three months ended March 31, 2017, compared to the same period in 2016, primarily reflecting an increase in other operating expenses and provision for losses. The impact of the decrease in adjusted pretax operating income was partially offset by a decrease in interest expense and an increase in net investment income.
NIW, IIF, RIF
A key component of our current business strategy is to grow our mortgage insurance business by writing insurance on high-quality mortgages in the U.S. Consistent with this objective, we wrote $10.1 billion of primary new mortgage insurance in the three months ended March 31, 2017, compared to $8.1 billion in the three months ended March 31, 2016. The combination of our NIW and a higher persistency rate resulted in an increase in IIF, from $183.5 billion at December 31, 2016 to $185.9 billion at March 31, 2017.
The 24.6% increase in NIW for the three months ended March 31, 2017, compared to the same period in 2016, is primarily attributable to increases in both purchase mortgage originations overall and the penetration rate of private mortgage insurance in the insurable market, as well as an increase in our share of the MI market. During this time period, estimated total mortgage originations were lower, primarily resulting from a decrease in refinance mortgage originations due to the slightly higher interest rate environment, partially offset by an increase in home purchase mortgage volume due to favorable economic conditions. Because the penetration rate for mortgage insurance is three to four times higher on purchase originations than on refinancing transactions, the mortgage insurance market increased despite the decline in overall originations.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

As demonstrated by our strong NIW generated in the three months ended March 31, 2017, we believe we remain well positioned to compete for the high-quality business being originated today, including the generally more profitable, borrower-paid business, while at the same time maintaining projected returns on NIW within our targeted ranges. Our pricing is risk-based and is intended to align with the capital requirements under the PMIERs, while considering pricing trends within the private mortgage insurance industry. As a result, our pricing is expected to generate relatively consistent returns across the credit spectrum and to provide relatively stable loss ratios in periods of further credit expansion. Over the life of the policies, we expect that our current pricing (including the impact of the Single Premium QSR Transaction) will produce returns on required capital on new business on an unlevered basis (i.e., after-tax underwriting returns plus projected investment income) of approximately 13% to 14%, and approximately 16% to 17% on a levered basis (i.e., after-tax returns taking into consideration a targeted corporate debt to capital ratio of less than 30%). Our actual portfolio returns will depend on a number of factors, including economic conditions, the amount and mix of NIW that we are able to write, our pricing and the amount of reinsurance we use.
We monitor competitive and economic factors while seeking to balance both profitability and market share considerations in developing our pricing and origination strategies. Although it is difficult to project future volumes, industry sources expect the mortgage origination market in 2017 to decline approximately 20% compared to 2016, driven by a decline in refinance originations of approximately 50% as a result of anticipated higher interest rates, partially offset by an expected increase in purchase originations of approximately 5%. Because private mortgage insurance penetration on purchase originations is generally three to four times higher than on refinance originations, we expect the private mortgage insurance market to be only modestly smaller in 2017 compared to 2016. As a result, we expect our NIW in 2017 to be comparable to our $50.5 billion of NIW written in 2016.
Virtually all of our Post-legacy new mortgage insurance business has been prime business. These loans possess significantly improved credit characteristics compared to our Legacy Portfolio. FICO scores for the borrowers of these insured mortgages are higher and there are fewer loans with LTVs greater than 95%, as compared to mortgages in our Legacy Portfolio.
In addition to the improved composition of our mortgage insurance portfolio with respect to specific individual credit attributes, such as FICO scores and LTVs, there also are fewer loans in our Post-legacy Portfolio with layered risk that combines multiple higher-risk attributes within the same loan, such as a low FICO score with an investment property, or a low FICO score with a cash-out refinancing. These changes have contributed to the improved credit quality of our overall mortgage insurance portfolio, as illustrated below, as of March 31, 2017.

Primary RIF Distribution
Layered Risk (1)	2005-08	2009+
FICO <680 and Cash-out Refinance	7.7%	0.0%
FICO <680 and Original LTV >95	9.5%	0.2%
Investment/Second Home and FICO <=720	2.2%	0.5%
______________________

(1)	Layered risk exists when multiple high-risk attributes are combined within the same loan.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The chart below illustrates the improved composition of our direct primary mortgage insurance RIF at March 31, 2017, based on origination vintages.

IMPROVED COMPOSITION OF MORTGAGE INSURANCE PORTFOLIO

2006-2007 (HARP)(1)
2006-2007 (Non-HARP)
Other Vintages (Non-HARP)
Other Vintages (HARP)
3.7%
5.7%
5.7%
3.4%
$47.4 Billion
Risk in Force
81.5%
2009-2017

______________________

(1)
In 2009, the GSEs began offering HARP loans, which allow a borrower who is not delinquent to refinance a mortgage if the borrower has been unable to take advantage of lower interest rates because the borrower’s home has decreased in value. We exclude HARP loans from our NIW for the period in which the refinance occurs. During the three months ended March 31, 2017, new HARP loans accounted for $26.9 million of newly refinanced loans that were not included in Radian Guaranty’s NIW for the period, compared to $67.9 million for the same period in 2016. The HARP deadline for refinancing is September 30, 2017.

Our Post-legacy Portfolio represents 81.5% of our total mortgage insurance portfolio and continues to increase in proportion to our total primary RIF. The growth of our Post-legacy Portfolio, together with continued improvement in the portfolio as a result of HARP refinancings, among other things, has contributed to the significant improvement in the credit quality of our overall mortgage insurance portfolio. Refinancings under HARP have positively impacted the overall credit quality and composition of our mortgage insurance portfolio because the refinancing generally results in terms under which a borrower has a greater ability to pay and more financial flexibility to cover the loan obligations. As shown in the chart above, the sum of our Post-legacy Portfolio and our HARP refinancings accounted for approximately 89% of our total primary RIF at March 31, 2017. This compares to 88% at December 31, 2016.
Although in our overall portfolio there are currently fewer loans with LTVs greater than 95% as compared to mortgages in our Legacy Portfolio, the percentage of recent NIW with LTVs greater than 95% is beginning to increase. Factors influencing the recent increases include: (i) GSE program enhancements and guideline changes; (ii) FHA regulatory enforcement actions that are causing lenders to choose GSE execution over the FHA; (iii) private mortgage insurance pricing changes effective in the first half of 2016; and (iv) recent lender response to market demands and each lender’s appetite for mortgage origination volume.
The improvement in the credit quality of our mortgage insurance portfolio is demonstrated by improved default trends for our Post-legacy mortgage insurance policies. Our expected future losses on our Post-legacy Portfolio, including HARP refinancings, are significantly lower than those experienced on our Legacy Portfolio. The following charts illustrate the improved trends in our cumulative incurred loss ratios by year of origination and development year.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

______________________

(1)	Represents inception-to-date losses incurred as a percentage of net premiums earned.
The following tables provide selected information as of and for the periods indicated related to mortgage insurance NIW, RIF and IIF. Policy years represent the original policy years, and have not been adjusted to reflect subsequent HARP refinancing activity. Primary RIF and IIF amounts at March 31, 2017 include $264 million and $1.1 billion, respectively, related to loans that are subject to the Freddie Mac Agreement. Although we no longer have future claim liability on these loans, we continue to receive premiums on the related loans and the insurance remains in force, and therefore, these loans are included in our primary RIF and IIF. Throughout this report, unless otherwise noted, RIF is presented on a gross basis and includes the amount ceded under reinsurance. NIW, RIF and IIF for direct single premiums include policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically after the loans have been originated).
As a percentage of our total NIW, the level of our purchase origination volume increased and our refinance origination volume decreased during the three months ended March 31, 2017, compared to the same period in 2016, driven by a decrease in refinance mortgage originations due to the slightly higher interest rate environment and an increase in home purchase activity. In general, borrowers who purchase a home with mortgage insurance tend to have higher LTVs than borrowers who refinance with mortgage insurance. With purchase volume becoming a larger proportion of total originations and access to credit continuing to steadily expand, the proportion of higher-LTV lending in the market has increased. This trend of increased higher-LTV lending is reflected in the composition of origination volume written by the mortgage insurance industry as a whole, including Radian.

	Three Months Ended March 31,
($ in millions)	2017		2016
Total primary NIW by FICO Score
>=740	$6,168	61.3%	$4,716	58.4%
680-739	3,283	32.7	2,715	33.7
620-679	604	6.0	640	7.9
Total primary NIW	$10,055	100.0%	$8,071	100.0%

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

	Three Months Ended March 31,
($ in millions)	2017	2016
Percentage of primary NIW
Direct Monthly and Other Premiums	75%	71%
Direct Single Premiums	25%	29%

Net Single Premiums (1)	16%	19%

Refinances	16%	19%

LTV
95.01% and above	9.2%	3.7%
90.01% to 95.00%	47.3%	50.5%
85.01% to 90.00%	30.3%	33.1%
85.00% and below	13.2%	12.7%

Primary risk written	$2,507	$2,037
______________________

(1)	Represents the percentage of direct single premiums written, after consideration of the 35% single premium NIW ceded under the Single Premium QSR Transaction.

($ in millions)	March 31, 2017	December 31, 2016	March 31, 2016
Primary IIF
Direct Monthly and Other Premiums	68%	68%	68%
Direct Single Premiums	32%	32%	32%

Net Single Premiums (1)	25%	25%	25%

Total Primary IIF	$185,859	$183,450	$175,386

Persistency Rate (12 months ended)	77.1%	76.7%	79.4%
Persistency Rate (quarterly, annualized) (2)	84.4%	76.8%	82.3%
______________________

(1)	Represents the percentage of single premium IIF, after giving effect to all reinsurance ceded.

(2)	The Persistency Rate on a quarterly, annualized basis may be impacted by seasonality or other factors, and may not be indicative of full-year trends.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

($ in millions)	March 31, 2017		December 31, 2016		March 31, 2016
Primary RIF by Premium Type
Direct Monthly and Other Premiums	$32,486	68.5%	$32,136	68.8%	$30,791	68.9%
Direct Single Premiums	14,908	31.5	14,605	31.2	13,875	31.1
Total primary RIF	$47,394	100.0%	$46,741	100.0%	$44,666	100.0%

Net Single Premiums (1)	$10,344	24.6%	$10,161	24.5%	$9,753	24.8%

Primary RIF by Risk Grade
Prime	$45,442	95.9%	$44,708	95.6%	$42,312	94.7%
Alt-A	1,118	2.3	1,168	2.5	1,366	3.1
A minus and below	834	1.8	865	1.9	988	2.2
Total primary RIF	$47,394	100.0%	$46,741	100.0%	$44,666	100.0%

______________________

(1)	Represents the dollar amount and percentage, respectively, of single premium RIF, after giving effect to all reinsurance ceded.

($ in millions)	March 31, 2017		December 31, 2016		March 31, 2016
Total primary RIF by FICO score
>=740	$27,439	57.9%	$26,939	57.6%	$25,481	57.0%
680-739	14,728	31.1	14,497	31.0	13,647	30.6
620-679	4,567	9.6	4,620	9.9	4,759	10.7
<=619	660	1.4	685	1.5	779	1.7
Total primary RIF	$47,394	100.0%	$46,741	100.0%	$44,666	100.0%

Primary RIF on defaulted loans (1)	$1,224		$1,363		$1,446

______________________

(1)	Excludes risk related to loans subject to the Freddie Mac Agreement.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

($ in millions)	March 31, 2017		December 31, 2016		March 31, 2016
Total primary RIF by LTV
95.01% and above	$3,578	7.6%	$3,447	7.4%	$3,200	7.2%
90.01% to 95.00%	24,938	52.6	24,439	52.3	22,739	50.9
85.01% to 90.00%	15,257	32.2	15,208	32.5	15,076	33.7
85.00% and below	3,621	7.6	3,647	7.8	3,651	8.2
Total primary RIF	$47,394	100.0%	$46,741	100.0%	$44,666	100.0%

Percentage of primary RIF
Refinances	21%		21%		23%
Loan Type:
Fixed	97.1%		97.0%		96.3%
Adjustable rate mortgages (fully indexed) (1)	2.1		2.2		2.6
Mortgages with interest only or potential negative amortization	0.8		0.8		1.1
Total	100.0%		100.0%		100.0%

Total primary RIF by policy year
2008 and prior	$8,762	18.5%	$9,143	19.5%	$10,703	24.0%
2009	422	0.9	468	1.0	676	1.5
2010	384	0.8	417	0.9	571	1.3
2011	858	1.8	917	2.0	1,215	2.7
2012	3,514	7.4	3,734	8.0	4,745	10.6
2013	5,586	11.8	5,902	12.6	7,605	17.0
2014	5,306	11.2	5,607	12.0	7,279	16.3
2015	8,211	17.3	8,469	18.1	9,846	22.0
2016	11,857	25.0	12,084	25.9	2,026	4.6
2017	2,494	5.3	—	—	—	—
Total primary RIF	$47,394	100.0%	$46,741	100.0%	$44,666	100.0%

______________________

(1)	“Fully indexed” refers to loans where payment adjustments are equal to mortgage-rate adjustments.
Net Premiums Written and Earned. Net premiums written for the three months ended March 31, 2017 increased compared to the same period in 2016, primarily due to the implementation of the Single Premium QSR Transaction, effective as of January 1, 2016. At its initial implementation, the Single Premium QSR Transaction resulted in ceding certain single premium IIF written from January 1, 2012 to January 1, 2016, which negatively impacted net premiums written in 2016. See Note 8 of Notes to Consolidated Financial Statements in our 2016 Form 10-K.
Net premiums earned were relatively unchanged for the three months ended March 31, 2017, compared to the same period in 2016, primarily as a result of less accelerated revenue recognition due to fewer Single Premium Policy cancellations during the three months ended March 31, 2017, as compared to the same period in 2016. The impact of the decrease in Single Premium Policy cancellations was offset by decreased ceded premiums, net of profit commission, and by the impact of our increased level of IIF during the three months ended March 31, 2017, as compared to the same period in 2016.
Our expected rate of return on our Single Premium Policies is lower than on our Monthly Premium Policies because our premium rates are generally lower for our Single Premium Policies. Assuming all other factors remain constant, when loans with Single Premium Policies prepay earlier than expected, our profitability on Single Premium Policies is higher than anticipated. If loans with Single Premium Policies are repaid later than expected, however, our profitability on Single Premium Policies is lower than anticipated.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Assuming all other factors remain constant, over the life of the policies prepayment speeds have an inverse impact on the expected revenue from our Monthly Premium Policies. Slower loan prepayment speeds, demonstrated by a higher Persistency Rate, result in increased revenue from Monthly Premium Policies over time, as IIF remains in place and premium payments continue. Earlier than anticipated loan prepayments, demonstrated by a lower Persistency Rate, generally reduce the revenue from our Monthly Premium Policies. Prepayment speeds are impacted by changes in interest rates, among other factors. An increasing interest rate environment generally will reduce refinancing activity and result in reduced prepayment speeds, whereas a declining interest rate environment generally will increase the level of refinancing activity and therefore prepayment speeds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage Insurance—Premiums” in Item 7 of our 2016 Form 10-K.
As discussed above, the ultimate revenue produced by our mortgage insurance business is affected by the impact of mortgage prepayment speeds on the mix of business we write. Because prepayment speeds are difficult to project, our strategy has been to write a mix of Single Premium Policies and Monthly Premium Policies, which we believe balances the overall impact on our results if actual prepayment speeds are significantly different from expectations. The Single Premium QSR Transaction is consistent with our strategy to balance our mix of Single Premium Policies and Monthly Premium Policies. As of March 31, 2017, the impact of all of our third-party quota share reinsurance transactions reduced our Single Premium RIF from 31.5% to 24.6%. See “Overview—Operating Environment and Business Strategy” for more information.
We experienced a decrease in our total mix of Single Premium Policies to 25% of our NIW for the first three months of 2017, compared to 29% for the first three months of 2016. A portion of the decline in the percentage of Single Premium Policies was due to a shift in mix toward Monthly Premium Policies attributed to widespread industry pricing changes for Monthly Premium Policies in early 2016. The decrease in Single Premium Policies was also consistent with our deliberate actions related to pricing, including our disciplined approach to offering customized (i.e., non-standard) pricing on lender-paid Single Premium Policies. In addition, refinancing transactions are more frequently conducted using Single Premium Policies than purchase transactions, and the reduced level of refinancing activity we experienced in the first three months of 2017, compared to the same period in 2016, further contributed to the decrease in our total mix of Single Premium Policies. We believe our current production level of Single Premium Policies can be absorbed into our portfolio while maintaining an appropriate balance between risk and returns, which has been further enhanced by the Single Premium QSR Transaction, as further discussed below.
Approximately 62% of the loans in our total primary mortgage insurance portfolio at March 31, 2017 have Monthly Premium Policies that provide a level monthly premium for the first 10 years of the policy, followed by a reduced level monthly premium thereafter. If a loan is refinanced under HARP, the initial 10-year period is reset. Due to the borrower’s ability to cancel the policy, generally when the LTV reaches 80% of the original unpaid principal balance, and the automatic cancellation of the policy when the LTV reaches 78% of the unpaid principal balance, the volume of loans that remain insured after 10 years and would be subject to the premium reset is generally not material in relation to the total loans originated. However, in the event the volume of loans resetting from year to year varies significantly, the trend in earned premiums may also vary.
Historically, we have entered into reinsurance transactions as part of our capital and risk management activities. Most recently, Radian Guaranty entered into the Single Premium QSR Transaction with a panel of third-party reinsurers, and began ceding business under this agreement effective January 1, 2016.
The Single Premium QSR Transaction is expected to increase Radian Guaranty’s return on required capital for its Single Premium Policies. In future quarters, the impact of the Single Premium QSR Transaction will vary depending on the level of ceded RIF, as well as the levels of prepayments and incurred losses on the reinsured portfolio, among other factors. The following table provides information related to the premium impact of our reinsurance transactions. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements and “Liquidity and Capital Resources—Radian Group—Short-Term Liquidity Needs” for more information about our reinsurance transactions, including the ceded amounts related to the QSR Transactions.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

	Three Months Ended March 31,
	2017	2016
QSR Transactions
% of total direct premiums written	2.3%	3.4%
% of total direct premiums earned	3.3%	4.7%

Single Premium QSR Transaction
% of total direct premiums written	3.7%	84.7%
% of total direct premiums earned	2.5%	2.5%

First-Lien Captives
% of total direct premiums written	0.2%	0.8%
% of total direct premiums earned	0.2%	0.8%
Net Investment Income. For the three months ended March 31, 2017, net investment income increased compared to the same period in 2016. As we progressed toward our investment and liquidity targets over the past several months, we extended the duration of investments in our portfolio and increased our investment yields. All periods include full allocation to the Mortgage Insurance segment of net investment income from investments held at Radian Group.
Provision for Losses. The following table details the significant components of our provision for losses for the periods indicated:

	Three Months Ended March 31,
(In millions)	2017	2016
Current period defaults (1)	$51.4	$56.2
Prior period defaults (2)	(4.3)	(13.5)
Other	0.1	0.6
Provision for losses	$47.2	$43.3

______________________

(1)
Related to defaulted loans with a most recent default notice dated in the period indicated. For example, if a loan had defaulted in a prior period, but then subsequently cured and later re-defaulted in the current period, the default would be considered a current period default.

(2)	Related to defaulted loans with a default notice dated in a period earlier than the period indicated, which have been continuously in default since that time.
Our mortgage insurance provision for losses for the three months ended March 31, 2017 increased by $3.9 million, compared to the same period in 2016. Reserves established for new default notices were the primary driver of our total incurred losses for the three months ended March 31, 2017 and 2016. Current period primary defaults decreased by 4.0% for the three months ended March 31, 2017, compared to the same period in 2016. Our gross Default to Claim Rate assumption for new primary defaults was 11.5% as of March 31, 2017, compared to 12.5% as of March 31, 2016. This reduction in estimated Default to Claim Rates, which was based on observed trends, contributed to the reduction in the portion of our provision for losses related to new defaults in 2017, compared to the same period in 2016.
Partially mitigating the impact of our provision for losses for current period defaults in both 2017 and 2016 was positive reserve development on prior period defaults, primarily due to reductions in certain Default to Claim Rate assumptions based on observed trends of higher Cures than were previously estimated on those prior period defaults. However, the positive development on prior period defaults observed for the three months ended March 31, 2017 was significantly lower than that observed for the comparable period in 2016.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Our primary default rate at March 31, 2017 was 2.8% compared to 3.2% at December 31, 2016. Our primary defaulted inventory comprised 25,793 loans at March 31, 2017, compared to 29,105 loans at December 31, 2016, representing a decrease of 11.4%. The reduction in our primary defaulted inventory is the result of the total number of defaulted loans: (i) that have cured; (ii) for which claim payments have been made; or (iii) that have resulted in net insurance Rescissions and Claim Denials, collectively, exceeding the total number of new defaults on insured loans. We currently expect total new defaults for 2017 to continue to decrease throughout the year as compared to the prior year periods, although the rate of decrease has moderated from that observed in 2016. This is due, in part, to the shift in our portfolio composition toward more recent vintages for which we expect increasing levels of new defaults, consistent with typical default seasoning patterns.
The following table shows the number of primary loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	March 31, 2017	December 31, 2016	March 31, 2016
Default Statistics—Primary Insurance:
Total Primary Insurance
Prime
Number of insured loans	858,248	849,227	817,236
Number of loans in default	16,981	19,101	19,510
Percentage of loans in default	1.98%	2.25%	2.39%
Alt-A
Number of insured loans	25,425	26,536	30,990
Number of loans in default	3,812	4,193	5,138
Percentage of loans in default	14.99%	15.80%	16.58%
A minus and below
Number of insured loans	26,043	27,115	30,681
Number of loans in default	5,000	5,811	6,221
Percentage of loans in default	19.20%	21.43%	20.28%
Total Primary Insurance
Number of insured loans (1)	909,716	902,878	878,907
Number of loans in default (2)	25,793	29,105	30,869
Percentage of loans in default	2.84%	3.22%	3.51%
Default Statistics—Pool Insurance:
Number of loans in default	3,746	4,286	4,645
______________________

(1)	Includes 5,649; 5,850; and 6,964 insured loans subject to the Freddie Mac Agreement at March 31, 2017, December 31, 2016 and March 31, 2016, respectively.

(2)
Excludes 1,395; 1,639; and 2,339 loans that are in default at March 31, 2017, December 31, 2016 and March 31, 2016, respectively, subject to the Freddie Mac Agreement, and for which we no longer have claims exposure.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following table shows a rollforward of our primary loans in default, including new defaults from our Legacy Portfolio and Post-legacy Portfolio:

	Three Months Ended March 31,
	2017	2016
Beginning default inventory	29,105	35,303
Plus: New defaults
Legacy Portfolio new defaults	6,179	7,232
Post-legacy new defaults	3,009	2,339
Total new defaults	9,188	9,571
Less: Cures	10,989	11,577
Less: Claims paid (1) (2)	1,504	2,488
Less: Rescissions and Claim Denials, net of (Reinstatements) (3)	7	(60)
Ending default inventory	25,793	30,869

______________________

(1)	Includes those charged to a deductible or captive reinsurance transactions.

(2)
Net of any previous Rescissions and Claim Denials that were reinstated during the period (excluding activity related to the BofA Settlement Agreement). Such reinstated Rescissions and Claim Denials may ultimately result in a paid claim.

(3)	Includes Rescissions, Claim Denials and Reinstatements on the population of loans subject to the BofA Settlement Agreement.
Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was 45% and 42% at March 31, 2017 and December 31, 2016, respectively. This increase was primarily due to a decrease in the proportion of defaults that have missed three payments or less, which generally have a lower assumed net Default to Claim Rate. This shift in mix resulted from an elevated cure rate for that population during the three months ended March 31, 2017, primarily due to seasonality. We develop our gross Default to Claim Rate estimates on defaulted loans based on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. Our gross Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans, as measured by the progress toward a foreclosure sale and the number of months in default. During the three months ended March 31, 2017, our gross Default to Claim Rate assumption for new primary defaults was modestly reduced from 12% at December 31, 2016, to 11.5%. As of March 31, 2017, our gross Default to Claim Rate assumptions on our primary portfolio ranged from 11.5% for new defaults, up to 62% for defaults not in foreclosure stage, and 81% for Foreclosure Stage Defaults.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following tables show additional information about our primary loans in default as of the dates indicated:

	March 31, 2017
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 1st Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	8,025	31.1%	118	40.2%	$93,911	15.5%
Four to eleven payments	7,353	28.5	552	21.1	123,676	20.4
Twelve payments or more	9,217	35.7	2,541	5.7	330,156	54.3
Pending claims	1,198	4.7	N/A	2.6	59,658	9.8
Total	25,793	100.0%	3,211		607,401	100.0%
IBNR and other					70,651
LAE					17,550
Total primary reserve					$695,602

March 31, 2017
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Claim Severity % (1)
47%	45%	102%

	December 31, 2016
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	10,116	34.7%	166	29.6%	$100,649	15.8%
Four to eleven payments	7,763	26.7	534	18.9	121,636	19.1
Twelve payments or more	10,034	34.5	2,696	5.1	355,005	55.8
Pending claims	1,192	4.1	N/A	2.2	59,030	9.3
Total	29,105	100.0%	3,396		636,320	100.0%
IBNR and other					71,107
LAE					18,630
Total primary reserve					$726,057

December 31, 2016
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Claim Severity % (1)
45%	42%	101%
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

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Our net Default to Claim Rate and loss reserve estimate incorporate our expectations with respect to future Rescissions, Claim Denials and Claim Curtailments. These expectations are based primarily on our recent experience with respect to the number of claims that have been denied due to the policyholder’s failure to submit sufficient documentation to perfect a claim within the time period permitted under our Master Policies and also our recent experience with respect to the number of insurance certificates that have been rescinded due to fraud, underwriter negligence or other factors. Our assumptions also reflect the estimated impact of the BofA Settlement Agreement. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements.
Our mortgage insurance total loss reserve as a percentage of our mortgage insurance total RIF was 1.5% at March 31, 2017, compared to 1.6% at December 31, 2016. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our reserves for losses by category and a reconciliation of our Mortgage Insurance segment’s beginning and ending reserves for losses and LAE.
Our primary reserve per default (calculated as primary reserve excluding IBNR and other reserves divided by the number of primary defaults) was $24,230 and $22,503 at March 31, 2017 and December 31, 2016, respectively.
We considered the sensitivity of our loss reserve estimates at March 31, 2017 by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point change in primary Claim Severity (which we estimated to be 102% of our risk exposure at March 31, 2017), we estimated that our total loss reserve would change by approximately $6 million at March 31, 2017. Assuming the portfolio mix and all other factors remain constant, for every one percentage point change in our primary net Default to Claim Rate (which we estimated to be 45% at March 31, 2017, including our assumptions related to Rescissions and Claim Denials), we estimated a change of approximately $13 million in our primary loss reserve at March 31, 2017.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. Claim Curtailments due to servicer noncompliance with our insurance policies and servicing guidelines impact the severity of our claim payments. Claim Curtailments due to servicer noncompliance with our insurance policies and servicing guidelines were $2.3 million for the three months ended March 31, 2017, compared to $2.7 million for the same period in 2016.
Total mortgage insurance claims paid of $82.1 million for the three months ended March 31, 2017 have decreased from claims paid of $127.7 million for the same period in 2016, consistent with the ongoing decline in the outstanding default inventory. Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter, based on the rate that defaults cure and other factors (as described in “Business—Mortgage Insurance—Defaults and Claims” in Item 1 of our 2016 Form 10-K) that make the timing of paid claims difficult to predict. Depending on these factors, we currently expect to pay claims of approximately $300 million to $400 million for the full year of 2017, excluding payments negotiated under commutation agreements, if any.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following table shows claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2017	2016
Net claims paid: (1)
Prime	$52,044	$74,432
Alt-A	16,165	28,929
A minus and below	9,460	13,196
Total primary claims paid	77,669	116,557
Pool	4,180	7,389
Other	78	345
Subtotal	81,927	124,291
Impact of captive terminations	—	(120)
Impact of settlements	161	3,500
Total net claims paid	$82,088	$127,671

Average net claim paid: (2)
Prime	$50.5	$47.7
Alt-A	67.1	63.0
A minus and below	39.6	36.8
Total average net primary claim paid	51.4	49.0
Pool	49.2	53.2
Total average net claim paid	$50.9	$48.9

Average direct primary claim paid (2) (3)	$51.6	$49.6
Average total direct claim paid (2) (3)	$51.1	$49.5
______________________

(1)	Net of reinsurance recoveries.

(2)	Calculated without giving effect to the impact of the termination of captive reinsurance transactions and settlements.

(3)	Before reinsurance recoveries.
Other Operating Expenses. Other operating expenses for the three months ended March 31, 2017 increased compared to the same period in 2016, primarily as a result of: (i) an increase in variable and incentive-based compensation expense; (ii) an increase in allocated corporate operating expenses, primarily due to expenses associated with the retirement and consulting agreements entered into with our former CEO; and (iii) increases in technology expenses associated with a significant investment in upgrading our systems. See “Results of Operations—Consolidated—Other Operating Expenses.”
Interest Expense. These amounts reflect the allocated portion of interest on Radian Group’s long-term debt, which excludes the Senior Notes due 2019. The allocated interest decreased in the three months ended March 31, 2017, compared to the same period in 2016. This decrease was primarily due to the capital management transactions described in “Results of Operations—Consolidated—Interest Expense.”

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Results of Operations—Services
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
The following table summarizes our Services segment’s results of operations for the three months ended March 31, 2017 and 2016:

			$ Change
	Three Months Ended March 31,		Favorable (Unfavorable)
(In millions)	2017	2016 (1)	2017 vs. 2016
Adjusted pretax operating income (loss) (2)	$(9.4)	$(9.9)	$0.5
Services revenue	40.1	34.5	5.6
Cost of services	28.7	23.9	(4.8)
Gross profit on services	11.4	10.6	0.8
Other operating expenses (3)	16.3	16.1	(0.2)

______________________

(1)
Reflects changes to align our segment reporting structure with recent changes in personnel reporting lines and management oversight related to contract underwriting performed on behalf of third parties. Revenue and expenses for this business are now reflected in the Services segment. As a result, Services revenue, cost of services and other operating expenses have increased, with offsetting reductions in Mortgage Insurance other income and other operating expenses. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

(2)	Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments.

(3)	Includes allocation of corporate operating expenses of $3.7 million and $1.8 million for the three-month periods ended March 31, 2017 and 2016, respectively.
The Services segment is a fee-for-service business, with revenue derived from: (i) loan review, underwriting and due diligence services; (ii) real estate valuation and component services, providing outsourcing and technology solutions for the SFR and residential real estate markets, as well as outsourced solutions for appraisal, title and closing services offered through Red Bell and ValuAmerica; (iii) surveillance services, including surveillance services for RMBS and other consumer ABS, loan servicer oversight, loan-level servicing compliance reviews and operational reviews of mortgage servicers and originators; (iv) REO management services; and (v) services for the United Kingdom and European mortgage markets through our EuroRisk operations. These services and solutions are provided primarily through Clayton and its subsidiaries, including Green River Capital, Red Bell and ValuAmerica.
Adjusted Pretax Operating Income (Loss). Our Services segment’s adjusted pretax operating loss was $9.4 million for the three months ended March 31, 2017, compared to an adjusted pretax operating loss of $9.9 million for the same period in 2016. The slight decrease in our adjusted pretax operating loss in 2017 as compared to 2016 was primarily driven by an increase in gross profit, partially offset by an increase in other operating expenses, as discussed further below.
Services Revenue. Revenue increased for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to an increase in real estate valuation, title-related services and due diligence work. The increase was partially offset by a decline in REO-related asset volume and a decrease in surveillance business volume.
For the three months ended March 31, 2017, the top 10 Services customers (which includes our affiliates) generated 53% of the Services segment’s revenues, as compared to 50% for the same period in 2016. For the three months ended March 31, 2017 and 2016, approximately 5% of the Services segment’s revenue related to sales to our affiliates, and has been eliminated in our consolidated results. The largest single customer generated approximately 11% of the Services segment’s revenue for the three months ended March 31, 2017, compared to 9% for the same period in 2016.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Real estate valuation and component services revenue for the three months ended March 31, 2017 and 2016 includes revenue from SFR securitizations, as well as revenue from financial institutions that extend loans to institutional investors to fund purchases of homes. Approximately 16% and 9% of services revenue for the three months ended March 31, 2017 and 2016, respectively, were related to the SFR market (including SFR securitizations). The overall increased activity related to the SFR market, compared to the comparable period of the prior year, has been driven by market consolidation, new entrants and securitization activity, and we expect this level of activity to continue through 2017.
The chart below provides the composition of services revenue on a quarterly basis:
______________________

(1)
Includes $2.3 million, $3.2 million, and $4.2 million for Q1 2016, Q2 2016 and Q3 2016, respectively, related to contract underwriting performed on behalf of third parties, previously reported in Mortgage Insurance other income, to reflect recent organizational changes.

Cost of Services. Our cost of services generally correlates with our level of services revenue. Our cost of services primarily consists of employee compensation and related payroll benefits, including the cost of billable labor assigned to revenue-generating activities and, to a lesser extent, other costs of providing services, such as travel and related expenses incurred in providing client services and costs paid to outside vendors, data acquisition costs and other compensation-related expenses to maintain software application platforms that directly support our businesses. The level of these costs may fluctuate if market rates of compensation change, or if there is decreased availability or a loss of qualified employees.
Gross Profit on Services. For the three months ended March 31, 2017 and 2016, our gross profit on services represented 28% and 31% of our total services revenue, respectively. The decrease in our services gross profit percentage for the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to a shift in the mix of services, partially offset by higher margins resulting from increased clarity and certainty associated with compliance with TRID documentation requirements. Difficulties implementing the TRID rules, including uncertainty with respect to certain requirements, had resulted in elevated costs during the three months ended March 31, 2016.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Other Operating Expenses. Other operating expenses primarily consist of compensation costs not classified as cost of services because they are related to employees, such as sales and corporate employees, who are not directly involved in providing client services. Compensation-related costs for the three months ended March 31, 2017 represented 54% of the segment’s other operating expenses, compared to 60% for the same period in 2016. Compensation-related costs for the three months ended March 31, 2017 decreased, compared to the same period in 2016, primarily due to expense reduction initiatives undertaken during 2016, and $2.3 million of severance costs incurred in the three months ended March 31, 2016. Other operating expenses also include other selling, general and administrative expenses, depreciation, and allocations of corporate general and administrative expenses. Other operating expenses for the three months ended March 31, 2017 include allocations of corporate operating expenses of $3.7 million, compared to $1.8 million for the same period in 2016, due to: (i) an increase in total corporate expenses, primarily due to expenses associated with the retirement and consulting agreements entered into with our former CEO and (ii) an increase in the proportion of corporate expenses allocated to the Services segment.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Off-Balance Sheet Arrangements
There have been no material changes in off-balance sheet arrangements from those specified in our 2016 Form 10-K.
Contractual Obligations and Commitments
There have been no material changes outside of the ordinary course of business in our contractual obligations and commitments from those specified in our 2016 Form 10-K, other than described below.
On January 27, 2017, we settled our obligations on the remaining $68.0 million aggregate principal amount of our Convertible Senior Notes due 2019, resulting in a loss on conversion and debt extinguishment of $4.5 million for the three months ended March 31, 2017. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
Radian Group serves as the holding company for our insurance and other subsidiaries and does not have any operations of its own. At March 31, 2017, Radian Group had available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of approximately $360 million. This amount: (i) includes $89 million deposited with the IRS (but which may be recalled by us at any time) in connection with our dispute with the IRS related to the Deficiency Amount from the IRS’s examination of our 2000 through 2007 consolidated federal income tax returns and (ii) excludes certain additional cash and liquid investments that have been advanced to Radian Group from our subsidiaries for corporate expenses and interest payments.
During the first quarter of 2017, we settled our obligations on the remaining $68.0 million aggregate principal amount of our Convertible Senior Notes due 2019 for $110.1 million in cash. As of the settlement date, this transaction resulted in an aggregate decrease of 6.4 million diluted shares for purposes of determining diluted net income per share. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
On June 29, 2016, Radian Group’s board of directors authorized a share repurchase program to spend up to $125 million to repurchase Radian Group common stock. As of May 5, 2017, the full purchase authority remained available under this share repurchase program, which expires on June 30, 2017. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements.
In addition to the potential use of up to $125 million to repurchase Radian Group common stock pursuant to the share repurchase program described above, Radian Group’s principal liquidity demands for the next 12 months also are expected to include the payment of $22.2 million principal amount to settle our obligations on our Convertible Senior Notes due 2017 (which must be settled in cash no later than November 2017, plus any related conversion premium which may, at our option, be settled in cash, common shares or a combination thereof) and the following items in the ordinary course of our business: (i) the payment of corporate expenses; (ii) interest payments on our outstanding long-term debt; and (iii) the payment of dividends on our common stock.
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

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Long-Term Debt. On a quarterly basis, we evaluate whether the conversion threshold requirements for our Convertible Senior Notes due 2017 have been met. During the three-month period ended March 31, 2017, Radian Group’s closing common stock prices exceeded the thresholds required for the holders of our Convertible Senior Notes due 2017 to be able to exercise their conversion rights during the three-month period ending June 30, 2017. In the event holders of the Convertible Senior Notes due 2017 elect to exercise their conversion rights, the principal amount ($22.2 million aggregate principal amount remained outstanding at March 31, 2017) must be settled in cash, with the conversion premium to be settled in cash or common shares at our discretion. We cannot predict whether the holders of these notes will choose to exercise their conversion rights prior to maturity. As discussed above, we elected to settle our obligations on all of the Convertible Senior Notes due 2019 surrendered for conversion with cash from available liquidity in January 2017. See Note 12 of Notes to Consolidated Financial Statements in our 2016 Form 10-K for further information about our Convertible Senior Notes due 2017 and 2019.
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on most of our outstanding long-term debt. Payments of such corporate expenses for the next 12 months, excluding interest payments on our long-term debt, are expected to be approximately $59 million, most of which is expected to be reimbursed by our subsidiaries under our existing expense-sharing arrangements. For the same period, payments of interest on our long-term debt are expected to be approximately $60 million, a portion of which is expected to be reimbursed by our subsidiaries under our existing expense-sharing arrangements. See “Radian Group—Long-Term Liquidity Needs—Services.” The expense-sharing arrangements between Radian Group and our insurance subsidiaries, as amended, have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.
Capital Support for Subsidiaries. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain eligible insurers of loans purchased by the GSEs. The PMIERs specifically provide that the factors that are applied to determine a mortgage insurer’s Minimum Required Assets are to be updated every two years, which would suggest that the update to these factors and, potentially, other sections of the PMIERs may occur in late 2017. See Note 1 of Notes to Consolidated Financial Statements in our 2016 Form 10-K for additional information about the PMIERs. Regardless of when this update occurs, we would expect to be given a reasonable period of time to comment on, and subsequently comply with, any proposed changes.
Radian Guaranty currently is an approved mortgage insurer under the PMIERs, and is in compliance with the PMIERs financial requirements. At March 31, 2017, Radian Guaranty’s Available Assets under the PMIERs totaled approximately $4.1 billion, resulting in an excess or “cushion” of approximately $320 million over its Minimum Required Assets of approximately $3.8 billion. Based on our current projections and the current requirements under the PMIERs, we expect to generally maintain Radian Guaranty’s Available Assets at a level no less than approximately 5% above its Minimum Required Assets. We expect the amount of this cushion to fluctuate on a quarterly basis, but over time we expect it to increase based, in part, on our expectations regarding the future financial performance of Radian Guaranty, including our projected NIW and expected decrease in defaults. Based on our projections, Radian Guaranty is not expected to require any additional capital contributions to remain in compliance with the current requirements under the PMIERs financial requirements.
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
Radian Guaranty’s Risk-to-capital as of March 31, 2017 was 14.3 to 1. See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements for more information. Our combined Risk-to-capital, which represents the consolidated Risk-to-capital measure for all of our Mortgage Insurance subsidiaries, was 13.4 to 1 as of March 31, 2017. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

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
In the event the cash flow from operations of the Services segment is not adequate to fund all of its needs, Radian Group may provide additional funds to the Services segment in the form of a capital contribution or an intercompany note. See also “Radian Group—Long-Term Liquidity Needs—Services.”
Additional capital support may also be required for potential investments in new business initiatives to support our strategy of growing our businesses.
Dividends. Our quarterly common stock dividend is currently $0.0025 per share and, based on our current outstanding shares of common stock, we would require approximately $2.2 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of March 31, 2017, our capital surplus was $2.9 billion, representing our dividend limitation under Delaware law.
IRS Matter. In addition to the items discussed above, in the event a final judgment or compromised settlement agreement is reached in Radian Group’s ongoing dispute with the IRS related to the Deficiency Amount from the examination of our 2000 through 2007 consolidated federal income tax returns, Radian Group may be required to make a payment (including by utilizing the amount currently on deposit with the IRS as discussed above) to the U.S. Treasury. During 2016, we held several meetings with the IRS in an attempt to reach a compromised settlement on the issues presented in our dispute. In January 2017, the parties informed the U.S. Tax Court that they believe they have reached a basis for a compromised settlement on the primary issues present in the case. The resolution must be reported to the JCT for review and cannot be finalized until the IRS considers the views, if any, expressed by the JCT about the matter. If we are unable to complete a compromised settlement, then the ongoing litigation could take several years to resolve and may result in substantial legal expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached. As such, there remains significant uncertainty with regard to the amount and timing of any potential payments. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the IRS matter.
Sources of Liquidity. In addition to available cash and marketable securities, Radian Group’s principal sources of cash to fund future short-term liquidity needs include: (i) payments made to Radian Group under expense-sharing arrangements with our subsidiaries, as discussed above; (ii) payments made to Radian Group under tax-sharing arrangements with our subsidiaries, as discussed below; and (iii) to the extent available, potential dividends from our Services segment, if any, in excess of payments due under tax- and expense-sharing arrangements. See also “Radian Group—Long-Term Liquidity Needs—Services.”
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
We regularly evaluate opportunities, based on market conditions, to finance our operations by accessing the capital markets or entering into other types of indebtedness with institutional and other lenders, and consider various measures to improve our capital and liquidity positions, as well as to strengthen our balance sheet and improve Radian Group’s debt maturity profile. In the past, we have repurchased and exchanged, prior to maturity, some of our outstanding debt, and in the future, we may, from time to time, seek to redeem, repurchase or exchange for other securities, some or all of our outstanding debt, prior to maturity, in the open market, through other public or private transactions, including pursuant to one or more tender offers, or through any combination of the foregoing, as circumstances may allow. The timing or amount of any potential transactions will depend on a number of factors, including market opportunities and our views regarding our capital and liquidity positions and potential future needs. There can be no assurance that any such transactions will be completed on favorable terms, or at all.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Radian Group—Long-Term Liquidity Needs
In addition to our short-term liquidity needs discussed above, our most significant needs for liquidity beyond the next 12 months are expected to include:

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
Under Pennsylvania’s insurance laws, ordinary dividends and other distributions may only be paid out of an insurer’s positive unassigned surplus, measured as of the end of the prior fiscal year. Radian Guaranty had negative unassigned surplus at December 31, 2016 of $691.3 million, and therefore no ordinary dividends can be paid from Radian Guaranty in 2017. Radian Reinsurance also had negative unassigned surplus of $118.4 million at December 31, 2016. Due in part to the need to set aside contingency reserves, we do not expect that Radian Guaranty or Radian Reinsurance will have positive unassigned surplus, and therefore they will not have the ability to pay ordinary dividends, for the foreseeable future. Under Pennsylvania’s insurance laws, an insurer may request an extraordinary dividend, but payment is subject to the approval of the Pennsylvania Insurance Commissioner.
There also can be no assurance that our Services segment will generate sufficient cash flow to pay dividends. See “—Services” below.
Mortgage Insurance
As of March 31, 2017, our Mortgage Insurance segment maintained claims paying resources of $4.2 billion on a statutory basis, which consists of contingency reserves, statutory policyholders’ surplus, unearned premium reserves (premiums received but not yet earned) and loss reserves.
The principal demands for liquidity in our mortgage insurance business include: (i) the payment of claims and potential claim settlement transactions, net of reinsurance; (ii) operating expenses, including those allocated from Radian Group; and (iii)taxes. The principal sources of liquidity in our mortgage insurance business currently include net insurance premiums, net investment income, cash flows from investment sales and maturities and, potentially, capital contributions from Radian Group. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a substantial portion of the funds necessary to satisfy their claim payments, operating expenses and taxes for the foreseeable future.
In the first quarter of 2017, Radian Guaranty entered into an agreement to commute mortgage insurance coverage on a certain population of non-performing mortgage loans. In accordance with this agreement, Radian will make a cash payment and will no longer have future claim exposure on these loans. Because the payment amount is expected to be less than $25 million and approximately equal to the amount reserved for these loans, this transaction is not expected to have a material impact on Radian’s results of operations.
In August 2016, Radian Guaranty and Radian Reinsurance became members of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and, as members, may borrow from the FHLB. Borrowings from the FHLB may be used to provide low-cost, supplemental liquidity. As of March 31, 2017, there were no FHLB borrowings outstanding.
Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain eligible insurers of loans purchased by the GSEs. Radian Guaranty currently is an approved mortgage insurer under the PMIERs and is in compliance with the PMIERs financial requirements. See “Radian Group—Short-Term Liquidity Needs—Capital Support for Subsidiaries” and Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Freddie Mac Agreement. At March 31, 2017 and December 31, 2016, Radian Guaranty had $64.3 million and $63.9 million, respectively, in a collateral account pursuant to the Freddie Mac Agreement. This collateral account, which contains investments primarily invested in and classified as part of our trading securities, is pledged to cover Loss Mitigation Activity on the loans subject to the Freddie Mac Agreement. As of August 29, 2017, if, as we expect, the amount of additional Loss Mitigation Activity that has become final in accordance with the Freddie Mac Agreement is less than $62 million, then any shortfall will be paid to Freddie Mac from the funds remaining in the collateral account, subject to certain adjustments. As of March 31, 2017, we have $57.7 million recorded in reserve for losses that we expect to be paid to Freddie Mac from the funds expected to be remaining in the collateral account as of the August 29, 2017 measurement date.
Services
As of March 31, 2017, our Services segment maintained cash and cash equivalents totaling $11.1 million, which included restricted cash of $2.8 million.
The principal demands for liquidity in our Services segment include: (i) the payment of employee compensation and other operating expenses, including those allocated from Radian Group; (ii) reimbursements to Radian Group for interest payments related to the Senior Notes due 2019; and (iii) dividends to Radian Group, if any. The principal sources of liquidity in our Services segment are cash generated by operations and, to the extent necessary, capital contributions from Radian Group.
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
The Services segment has not generated sufficient cash flows to pay any dividends to Radian Group. Additionally, while cash flow is expected to be sufficient to pay the Services segment’s direct operating expenses, it has not been sufficient to reimburse Radian Group for $43.5 million of its allocated operating expense and interest expense. We expect the Services segment will be able to bring its reimbursement obligations current in the next four to five years. In the event the cash flow from operations of the Services segment is not adequate to fund all of its needs, Radian Group may provide additional funds to the Services segment in the form of a capital contribution or an intercompany note.
Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

(In thousands)	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$83,932	$38,929
Investing activities	48,534	(74,590)
Financing activities	(107,914)	50,668
Effect of exchange rate changes on cash and restricted cash	24	(1)
Increase (decrease) in cash and restricted cash	$24,576	$15,006

Operating Activities. Net cash provided by operating activities totaled $83.9 million for the three months ended March 31, 2017, compared to $38.9 million for the same period in 2016. This improvement in net cash provided by operating activities was principally the result of a reduction in total claims paid in the three months ended March 31, 2017, compared to the same period in 2016.
Investing Activities. For the three months ended March 31, 2017, net cash was provided by investing activities, primarily due to net sales and redemptions of short-term investments to partially fund financing activities during the period, as discussed below. Net cash flows were used in investing activities for the three months ended March 31, 2016, primarily as a result of the investment of net cash provided by operating and financing activities, which was substantially invested in fixed-maturity investments available for sale.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Financing Activities. Net cash used in financing activities increased for the three months ended March 31, 2017, compared to net cash provided by financing activities for the same period in 2016, primarily due to the settlement of our obligations on the remaining $68.0 million aggregate principal amount of our Convertible Senior Notes due 2019. These obligations were settled in cash in the amount of $110.1 million during the three months ended March 31, 2017. During the first quarter of 2016, cash provided by financing activities primarily related to the issuance of $350 million in aggregate principal amount of Senior Notes due 2021, partially offset by purchases of our Convertible Senior Notes due 2017 and 2019 and by repurchases of our common stock.
See “Item 1. Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.
Stockholders’ Equity
Stockholders’ equity increased by $48.1 million from December 31, 2016 to March 31, 2017. Stockholders’ equity was impacted during the quarter primarily by: (i) our net income of $76.5 million for the three months ended March 31, 2017; (ii) the impact of our recently completed debt and equity transactions to strengthen Radian’s capital position, which decreased stockholder’s equity by $42.9 million, after excluding the $2.9 million after-tax impact from the loss on conversion and debt extinguishment already reflected in our net income; and (iii) net unrealized gains on investment of $9.0 million. See “Overview—First Quarter 2017 Developments” for additional information.
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

Critical Accounting Policies
As of the filing date of this report, there were no significant changes in our critical accounting policies from those discussed in our 2016 Form 10-K. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for accounting pronouncements issued but not yet adopted that may impact the Company’s consolidated financial position, earnings, cash flows or disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in market conditions. Examples of market risk include changes in interest rates, credit spreads, foreign currency exchange rates, and equity prices. We perform sensitivity analyses to determine the effects of market risk exposures on our investment securities by determining the potential loss in future earnings, fair values or cash flows of market-risk-sensitive instruments resulting from one or more selected hypothetical changes in the above mentioned market risks.
Interest-Rate Risk and Credit-Spread Risk
The primary market risks in our investment portfolio are interest-rate risk and credit-spread risk, namely the fair value sensitivity of our fixed-income securities to changes in interest rates and credit spreads, respectively. We regularly analyze our exposure to interest-rate risk and credit-spread risk and have determined that the fair value of our investments is materially exposed to changes in both interest rates and credit spreads.
Our sensitivity analysis for interest rates is based on the change in fair value of our fixed-income securities, assuming a hypothetical instantaneous and parallel 100-basis point increase or decrease in the U.S. Treasury yield curve, with all other factors remaining constant. We calculate the duration of our fixed-income securities, expressed in years, in order to estimate the interest-rate sensitivity of these securities, as shown in the table below.
Credit spread represents the additional yield on a fixed-income security, above the risk-free rate, that is paid by an issuer to compensate investors for assuming the credit of the issuer and market liquidity of the fixed income security. We manage credit-spread risk on both an entity and group level, across issuer, maturity, sector and asset class. Our sensitivity analysis for credit-spread risk is based on the change in fair value of our fixed-income securities, assuming a hypothetical 100-basis point increase or decrease in all credit spreads, with the exception of U.S. Treasury and agency obligations for which we have assumed no change in credit spreads, and assuming all other factors remain constant. Actual shifts in credit spreads generally vary by issuer and security, based on issuer-specific and security-specific factors such as credit quality, maturity, sector and asset class. Within a given asset class, investment grade securities generally exhibit less credit-spread volatility than securities with lower credit ratings. Our investment securities portfolio primarily consists of investment grade securities.
To assist us in setting duration targets for the investment portfolio, we analyze: (i) the interest-rate sensitivities of our liabilities including prepayment risk associated with premium flows and credit losses; (ii) entity specific cash flows under various economic scenarios; (iii) return, volatility and correlation of specific asset classes and the interconnection with our liabilities; and (iv) our current risk appetite.

The following table illustrates the sensitivity of our investment portfolio to both interest-rate risk and credit-spread risk:

	Short-term and Available for Sale		Trading
($ in millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Carrying value of fixed-income investment portfolio (1)	$3,624.1	$3,580.0	$811.3	$879.9
Percentage of fixed-income securities compared to total investment portfolio	81.7%	80.2%	18.3%	19.7%
Average duration of fixed-income portfolio	4.8 years	5.0 years	5.3 years	5.8 years

Interest-rate risk increase (decrease) in market value
+100 basis points—$	$(166.3)	$(172.6)	$(40.9)	$(48.0)
+100 basis points—% (2)	(4.6)%	(4.8)%	(5.0)%	(5.5)%
- 100 basis points—$	$183.6	$183.0	$44.9	$53.1
- 100 basis points—% (2)	5.1%	5.1%	5.5%	6.0%

Credit-spread risk increase (decrease) in market value
+100 basis points—$	$(157.6)	$(159.5)	$(41.7)	$(49.3)
+100 basis points—% (2)	(4.3)%	(4.5)%	(5.1)%	(5.6)%
- 100 basis points—$	$145.9	$151.9	$38.2	$46.3
- 100 basis points—% (2)	4.0%	4.2%	4.7%	5.3%
______________________

(1)	Total fixed-income securities include fixed-maturity investments available for sale, trading securities and short-term investments.

(2)	Change in value expressed as a percentage of the market value of the related fixed-income portfolio.
The decrease in the average duration of our total fixed-income portfolio, from 5.1 years at December 31, 2016 to 4.9 years at March 31, 2017, is primarily due to small changes in portfolio allocations. We decreased our exposure to longer-term, fixed-rate bonds and increased our investments in floating rate securities.
Foreign Exchange Rate Risk
As of March 31, 2017 and December 31, 2016, we did not hold any foreign currency denominated securities in our investment portfolio. Exchange gains and losses on foreign currency transactions from our foreign operations have not been material due to the limited amount of business performed in those locations. Currency risk is further limited because, in general, both the revenues and expenses of our foreign operations are denominated in the same functional currency, based on the country in which the operations occur.
Equity Market Price
At March 31, 2017, both the market value and cost of the equity securities in our investment portfolio were $1.3 million. None of these securities were classified as trading securities. Due to our limited basis in these investments at March 31, 2017, our exposure to changes in equity market prices is not significant.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2017, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
During the three-month period ended March 31, 2017, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
We are routinely involved in a number of legal actions and proceedings, including litigation and other disputes arising in the ordinary course of our business.
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
We attempted to reach a compromised settlement with Appeals, but in September 2014 we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties of $157 million. The Deficiency Amount has not been reduced to reflect our NOL carryback ability. As of March 31, 2017, there also would be interest of approximately $139 million related to these matters. Depending on the outcome, additional state income taxes, penalties and interest (estimated in the aggregate to be approximately $35 million as of March 31, 2017) also may become due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We currently believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim. On December 3, 2014, we petitioned the U.S. Tax Court to litigate the Deficiency Amount. On September 1, 2015, we received a notice that the case had been scheduled for trial. However, the parties have jointly filed, and the U.S. Tax Court has approved, motions for continuance in this matter to postpone the trial date. Also, in February 2016, the U.S. Tax Court approved a joint motion to consolidate for trial, briefing and opinion our case with a similar case involving MGIC Investment Corporation. During 2016, we held several meetings with the IRS in an attempt to reach a compromised settlement on the issues presented in our dispute. In January 2017, the parties informed the U.S. Tax Court that they believe they have reached a basis for a compromised settlement on the primary issues present in the case. The resolution must be reported to the JCT for review and cannot be finalized until the IRS considers the views, if any, expressed by the JCT about the matter. If we are unable to complete a compromised settlement, then the ongoing litigation could take several years to resolve and may result in substantial legal expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached. We currently believe that an adequate provision for income taxes has been made for the potential liabilities that may result from this matter. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.

On December 22, 2016, Ocwen Loan Servicing, LLC and Homeward Residential, Inc. (collectively, “Ocwen”) filed a complaint against Radian Guaranty (the “Complaint”). Ocwen has also initiated legal proceedings against several other mortgage insurers. The action filed against Radian Guaranty, titled Ocwen, et al. v. Radian Guaranty, is pending in the U.S. District Court for the Eastern District of Pennsylvania (the “Court”). The Complaint alleges breach of contract and bad faith claims and seeks monetary damages and declaratory relief in regard to certain claims handling practices on future insurance claims. On December 17, 2016, Ocwen separately filed a parallel arbitration petition against Radian Guaranty (the “Petition”) before the American Arbitration Association that asserts substantially the same allegations as contained in the Complaint (the Complaint and the Petition are collectively referred to as the “Filings”). The Filings list 9,420 mortgage insurance certificates issued under multiple insurance policies, including Pool Insurance policies, as being the subject of these proceedings. Radian Guaranty believes that the claims in the Filings are without merit and plans to defend these claims vigorously. On March 3, 2017, Radian Guaranty filed with the Court: (i) a motion to dismiss Ocwen’s Complaint or, in the alternative, for a more definite statement and (ii) a motion to enjoin Ocwen’s parallel arbitration. On March 17, 2017, the Court held an initial pretrial conference and issued orders directing Ocwen to file an amended Complaint by June 5, 2017, in response to which Radian Guaranty may file renewed motions. We are not able to estimate a reasonably possible loss, if any, or range of loss in this matter because of the preliminary stage of the proceedings.
We also are periodically subject to reviews and audits, as well as inquiries, information-gathering requests and investigations. In connection with these matters, from time to time we receive requests and subpoenas seeking information and documents related to aspects of our business. In March 2017, Green River Capital, a subsidiary of Clayton, received a letter from the staff of the SEC stating that it is conducting an investigation captioned, “In the Matter of Certain Single Family Rental Securitizations,” and that it is requesting information from market participants. The letter asks Green River Capital to provide information regarding broker price opinions (“BPOs”) that Green River Capital provided on properties included in single family rental securitization transactions. Green River Capital is cooperating with the SEC.
The legal and regulatory matters discussed above and in our 2016 Form 10-K could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. Management believes, based on current knowledge and after consultation with counsel, that the outcome of such actions will not have a material adverse effect on our consolidated financial condition. However, the outcome of litigation and other legal and regulatory matters and proceedings is inherently uncertain, and it is possible that one or more of the matters currently pending or threatened could have an unanticipated adverse effect on our liquidity, financial condition or results of operations for any particular period.

Item 1A. Risk Factors.
There have been no material changes to our risk factors from those previously disclosed in our 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuance of Unregistered Securities
During the three-month period ended March 31, 2017, no equity securities of Radian Group were sold that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities during the three months ended March 31, 2017. On June 29, 2016, Radian Group’s board of directors authorized a share repurchase program to spend up to $125 million to repurchase Radian Group common stock. The authorization provides Radian the flexibility to repurchase shares in the open market or in privately negotiated transactions from time to time, based on market and business conditions, stock price and other factors. As of March 31, 2017, the full purchase authority of up to $125 million remained available under this program, which expires on June 30, 2017. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements.

Item 6. Exhibits.
The information required by this item is set forth on the Exhibit Index that follows the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

May 5, 2017	/s/ J. FRANKLIN HALL
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

+10.2
Restrictive Covenants Agreement, dated as of February 8, 2017, between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 7, 2017 and filed on February 13, 2017)

+10.3
Form of Restricted Stock Unit Agreement between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 7, 2017 and filed on February 13, 2017)

+10.4
Retirement Agreement, dated as of February 8, 2017, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 7, 2017 and filed on February 13, 2017)

+10.5
Consulting Agreement, dated as of February 8, 2017, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 7, 2017 and filed on February 13, 2017)

+10.6
Form of Performance Based Restricted Stock Unit Agreement between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 7, 2017 and filed on February 13, 2017)

+10.7
Radian Group Inc. STI/MTI Incentive Plan for Executive Employees, as amended and restated (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 7, 2017 and filed on February 13, 2017)

*12	Statement of Ratio of Earnings to Fixed Charges

*31	Rule 13a - 14(a) Certifications

**32	Section 1350 Certifications

*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity for the three months ended March 31, 2017, and 2016; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017, and 2016; and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

_______________________
*   Filed herewith.
** Furnished herewith.
+ Management contract, compensatory plan or arrangement.