Form 10-Q
period 2017-06-30
RADIAN GROUP INC
filed 2017-08-08
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 215,263,996 shares of common stock, $0.001 par value per share, outstanding on August 3, 2017.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list defines various abbreviations and acronyms used throughout this report, including the Condensed Consolidated Financial Statements, the Notes to Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Term	Definition
2014 Master Policy	Radian Guaranty’s Master Policy that became effective October 1, 2014
2016 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2016
ABS	Asset-backed securities
Alt-A	Alternative-A loans, representing loans for which the underwriting documentation is generally limited as compared to fully documented loans (considered a non-prime loan grade)
AOCI	Accumulated other comprehensive income (loss)
Appeals	Internal Revenue Service Office of Appeals
Available Assets	As defined in the PMIERs, assets primarily including the liquid assets of a mortgage insurer and its exclusive affiliated reinsurers, and reduced by premiums received but not yet earned
Back-end
With respect to credit risk transfer programs established by the GSEs, policies written on loans that are already part of an existing GSE portfolio, as contrasted with loans that are to be purchased by the GSEs in the future

BofA Settlement Agreement
The Confidential Settlement Agreement and Release dated September 16, 2014, by and among Radian Guaranty and Countrywide Home Loans, Inc. and Bank of America, N.A., as a successor to BofA Home Loan Servicing f/k/a Countrywide Home Loan Servicing LP, entered into in order to resolve various actual and potential claims or disputes as to mortgage insurance coverage on certain Subject Loans

Claim Curtailment	Our legal right, under certain conditions, to reduce the amount of a claim, including due to servicer negligence
Claim Denial	Our legal right, under certain conditions, to deny a claim
Claim Severity	The total claim amount paid divided by the original coverage amount
Clayton	Clayton Holdings LLC, a Delaware domiciled indirect non-insurance subsidiary of Radian Group
CMBS	Commercial mortgage-backed securities
Convertible Senior Notes due 2017	Our 3.000% convertible unsecured senior notes due November 2017 ($450 million original principal amount)
Convertible Senior Notes due 2019	Our 2.250% convertible unsecured senior notes due March 2019 ($400 million original principal amount)
Cures	Loans that were in default as of the beginning of a period and are no longer in default because payments were received and the loan is no longer 60 or more days past due
Default to Claim Rate	The assumed percentage of defaulted loans that will result in a claim
Deficiency Amount	The assessed tax liabilities, penalties and interest associated with a formal notice of deficiency letter from the IRS
Exchange Act	Securities Exchange Act of 1934, as amended
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FHA	Federal Housing Administration
FHFA	Federal Home Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh

Term	Definition
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
Front-end
With respect to credit risk transfer programs established by the GSEs, policies written on loans that are to be purchased by the GSEs in the future, as contrasted with loans that are already part of an existing GSE portfolio

Future Legacy Loans	With respect to the BofA Settlement Agreement, Legacy Loans where a claim decision has been or will be communicated by Radian Guaranty after February 13, 2013
GAAP	Accounting principles generally accepted in the United States of America
Green River Capital	Green River Capital LLC, a wholly-owned subsidiary of Clayton
GSEs	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
HARP	Home Affordable Refinance Program
IBNR	Losses incurred but not reported
IIF	Insurance in force, equal to the aggregate unpaid principal balances of the underlying loans
IRS	Internal Revenue Service
JCT	Congressional Joint Committee on Taxation
LAE	Loss adjustment expenses, which include the cost of investigating and adjusting losses and paying claims
Legacy Loans
With respect to the BofA Settlement Agreement, loans that were originated or acquired by an Insured and were insured by Radian Guaranty prior to January 1, 2009, excluding such loans that were refinanced under HARP 2 (the FHFA’s extension of and enhancements to HARP)

Legacy Portfolio	Mortgage insurance written during the poor underwriting years of 2005 through 2008, together with business written prior to 2005
Loss Mitigation Activity/Activities	Activities such as Rescissions, Claim Denials, Claim Curtailments and cancellations
LTV	Loan-to-value ratio, calculated as the percentage of the original loan amount to the original value of the property
Master Policies	The Prior Master Policy and the 2014 Master Policy, collectively
Minimum Required Assets
A risk-based minimum required asset amount, as defined in the PMIERs, calculated based on net RIF (RIF, net of credits permitted for reinsurance) and a variety of measures related to expected credit performance and other factors

Model Act	Mortgage Guaranty Insurers Model Act
Monthly and Other	Insurance policies where premiums are paid on a monthly or other installment basis, excluding Single Premium Policies
Monthly Premium Policies	Insurance policies where premiums are paid on a monthly installment basis
Mortgage Insurance	Radian’s Mortgage Insurance business segment, which provides credit-related insurance coverage, principally through private mortgage insurance, to mortgage lending institutions
NAIC	National Association of Insurance Commissioners
NIW	New insurance written

Term	Definition
NOL
Net operating loss; for tax purposes, accumulated during years the company reported more tax deductions than taxable income. NOLs may be carried back or carried forward a certain number of years, depending on each jurisdiction, thus reducing the company’s tax liability

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
RIF
Risk in force; for primary insurance, RIF is equal to the underlying loan unpaid principal balance multiplied by the insurance coverage percentage, whereas for Pool Insurance it represents the remaining exposure under the agreements

Risk-to-capital	Under certain state regulations, a minimum ratio of statutory capital calculated relative to the level of net RIF
RMBS	Residential mortgage-backed securities
S&P	Standard & Poor’s Financial Services LLC
SAPP	Statutory accounting principles and practices include those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Second-lien	Second-lien mortgage loan

Term	Definition
Senior Notes due 2017	Our 9.000% unsecured senior notes due June 2017 ($195.5 million principal amount)
Senior Notes due 2019	Our 5.500% unsecured senior notes due June 2019 ($300 million principal amount)
Senior Notes due 2020	Our 5.250% unsecured senior notes due June 2020 ($350 million principal amount)
Senior Notes due 2021	Our 7.000% unsecured senior notes due March 2021 ($350 million principal amount)
Services	Radian’s Services business segment, which provides mortgage- and real estate-related products and services to the mortgage finance market
Servicing Only Loans
With respect to the BofA Settlement Agreement, loans other than Legacy Loans that were or are serviced by Countrywide Home Loans, Inc. and Bank of America, N.A., as a successor to BofA Home Loan Servicing f/k/a Countrywide Home Loans Servicing LP (the “Insureds”) and were 90 days or more past due as of July 31, 2014, or, if servicing has been transferred to a servicer other than the Insureds, 90 days or more past due as of the transfer date

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

•	changes in the way customers, investors, ratings agencies, regulators or legislators perceive our performance, financial strength and future prospects;

•	Radian Guaranty’s ability to remain eligible under the PMIERs and other applicable requirements imposed by the FHFA and by the GSEs to insure loans purchased by the GSEs;

•	our ability to successfully execute and implement our capital plans and to maintain sufficient holding company liquidity to meet our short- and long-term liquidity needs;

•
our ability to successfully execute and implement our business plans and strategies, including plans and strategies to reposition our Services business as well as plans and strategies that require GSE and/or regulatory approvals and licenses;

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

•
legal and regulatory claims, assertions, actions, reviews, audits, inquiries and investigations that could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business;

•
the amount and timing of potential payments or adjustments associated with federal or other tax examinations, including deficiencies assessed by the IRS resulting from its examination of our 2000 through 2007 tax years, which we are currently contesting;

•	the possibility that we may fail to estimate accurately the likelihood, magnitude and timing of losses in connection with establishing loss reserves for our mortgage insurance business;

•	volatility in our results of operations caused by changes in the fair value of our assets and liabilities, including a significant portion of our investment portfolio;

•	potential future impairment charges related to our goodwill and other intangible assets, and uncertainties regarding our ability to execute our restructuring plans within expected costs;

•	changes in GAAP or SAPP rules and guidance, or their interpretation;

•	our ability to attract and retain key employees; and

•	legal and other limitations on dividends and other amounts we may receive from our subsidiaries.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in thousands, except per-share amounts)	June 30, 2017	December 31, 2016

Assets
Investments (Note 5)
Fixed-maturities available for sale—at fair value (amortized cost $3,129,901 and $2,856,468)	$3,158,843	$2,838,512
Equity securities available for sale—at fair value (cost $176,930 and $1,330)	176,808	1,330
Trading securities—at fair value	708,788	879,862
Short-term investments—at fair value	538,620	741,531
Other invested assets	783	1,195
Total investments	4,583,842	4,462,430
Cash	56,918	52,149
Restricted cash	25,486	9,665
Accounts and notes receivable	78,540	77,631
Deferred income taxes, net (Note 9)	389,759	411,798
Goodwill and other intangible assets, net (Note 6)	69,857	276,228
Prepaid reinsurance premium	235,349	229,438
Other assets (Note 8)	377,355	343,835
Total assets	$5,817,106	$5,863,174

Liabilities and Stockholders’ Equity
Unearned premiums	$702,210	$681,222
Reserve for losses and loss adjustment expense (“LAE”) (Note 10)	651,591	760,269
Long-term debt (Note 11)	989,010	1,069,537
Reinsurance funds withheld	180,991	158,001
Other liabilities	379,144	321,859
Total liabilities	2,902,946	2,990,888
Commitments and contingencies (Note 12)
Equity component of currently redeemable convertible senior notes (Note 11)	16	—
Stockholders’ equity
Common stock: par value $.001 per share; 485,000,000 shares authorized at June 30, 2017 and December 31, 2016; 232,757,360 and 232,091,921 shares issued at June 30, 2017 and December 31, 2016, respectively; 215,174,898 and 214,521,079 shares outstanding at June 30, 2017 and December 31, 2016, respectively	233	232
Treasury stock, at cost: 17,582,462 and 17,570,842 shares at June 30, 2017 and December 31, 2016, respectively	(893,531)	(893,332)
Additional paid-in capital	2,743,872	2,779,891
Retained earnings	1,045,453	997,890
Accumulated other comprehensive income (loss) (“AOCI”) (Note 14)	18,117	(12,395)
Total stockholders’ equity	2,914,144	2,872,286
Total liabilities and stockholders’ equity	$5,817,106	$5,863,174

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2017	2016	2017	2016
Revenues:
Net premiums earned—insurance	$229,096	$229,085	$450,896	$450,035
Services revenue	37,802	40,263	75,829	73,112
Net investment income	30,071	28,839	61,103	56,040
Net gains (losses) on investments and other financial instruments	5,331	30,527	2,480	61,813
Other income	612	1,454	1,358	2,120
Total revenues	302,912	330,168	591,666	643,120
Expenses:
Provision for losses	17,222	49,725	64,135	92,716
Policy acquisition costs	6,123	5,393	12,852	11,782
Cost of services	25,635	27,365	54,010	50,915
Other operating expenses	68,750	63,173	137,127	120,361
Interest expense	16,179	22,546	32,117	44,080
Loss on induced conversion and debt extinguishment (Note 11)	1,247	2,108	5,703	57,678
Impairment of goodwill (Note 6)	184,374	—	184,374	—
Amortization and impairment of other intangible assets	18,856	3,311	22,152	6,639
Total expenses	338,386	173,621	512,470	384,171
Pretax income (loss)	(35,474)	156,547	79,196	258,949
Income tax provision (benefit)	(8,132)	58,435	30,066	94,588
Net income (loss)	$(27,342)	$98,112	$49,130	$164,361

Net income (loss) per share:
Basic	$(0.13)	$0.46	$0.23	$0.79
Diluted	$(0.13)	$0.44	$0.22	$0.73

Weighted-average number of common shares outstanding—basic	215,152	214,274	215,054	208,991
Weighted-average number of common and common equivalent shares outstanding—diluted	215,152	226,203	220,474	232,945

Dividends per share	$0.0025	$0.0025	$0.0050	$0.0050

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016

Net income (loss)	$(27,342)	$98,112	$49,130	$164,361
Other comprehensive income (loss), net of tax (Note 14):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	20,239	40,297	27,606	79,671
Less: Reclassification adjustment for net gains (losses) included in net income (loss)	(1,167)	758	(2,798)	(1,399)
Net unrealized gains (losses) on investments	21,406	39,539	30,404	81,070
Net foreign currency translation adjustments	74	(225)	108	(310)
Net actuarial gains (losses)	—	—	—	(178)
Other comprehensive income (loss), net of tax	21,480	39,314	30,512	80,582
Comprehensive income (loss)	$(5,862)	$137,426	$79,642	$244,943

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2017	2016
Common Stock
Balance, beginning of period	$232	$224
Impact of extinguishment of Convertible Senior Notes due 2017 and 2019 (Note 11)	—	17
Issuance of common stock under incentive and benefit plans	1	—
Shares repurchased under share repurchase program (Note 13)	—	(9)
Balance, end of period	233	232

Treasury Stock
Balance, beginning of period	(893,332)	(893,176)
Repurchases of common stock under incentive plans	(199)	—
Balance, end of period	(893,531)	(893,176)

Additional Paid-in Capital
Balance, beginning of period	2,779,891	2,716,618
Issuance of common stock under incentive and benefit plans	3,840	726
Share-based compensation	7,676	14,428
Impact of extinguishment of Convertible Senior Notes due 2017 and 2019 (Note 11)	(52,352)	149,543
Cumulative effect of adoption of the accounting standard update for share-based payment transactions	756	—
Termination of capped calls (Note 11)	4,083	—
Change in equity component of currently redeemable convertible senior notes	(16)	—
Shares repurchased under share repurchase program (Note 13)	(6)	(100,179)
Balance, end of period	2,743,872	2,781,136

Retained Earnings
Balance, beginning of period	997,890	691,742
Net income (loss)	49,130	164,361
Dividends declared	(1,076)	(1,033)
Cumulative effect of adoption of the accounting standard update for share-based payment transactions, net of tax	(491)	—
Balance, end of period	1,045,453	855,070

Accumulated Other Comprehensive Income (Loss) (“AOCI”)
Balance, beginning of period	(12,395)	(18,477)
Net foreign currency translation adjustment, net of tax	108	(310)
Net unrealized gains (losses) on investments, net of tax	30,404	81,070
Net actuarial gains (losses)	—	(178)
Balance, end of period	18,117	62,105

Total Stockholders’ Equity	$2,914,144	$2,805,367
See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$206,412	$150,796
Cash flows from investing activities:
Proceeds from sales of:
Fixed-maturity investments available for sale	649,687	306,575
Equity securities available for sale	18,103	74,868
Trading securities	130,022	150,118
Proceeds from redemptions of:
Fixed-maturity investments available for sale	260,848	137,909
Trading securities	43,603	60,127
Purchases of:
Fixed-maturity investments available for sale	(1,147,875)	(1,170,474)
Equity securities available for sale	(193,409)	—
Sales, redemptions and (purchases) of:
Short-term investments, net	201,942	276,292
Other assets and other invested assets, net	412	1,157
Purchases of property and equipment, net	(13,444)	(16,626)
Acquisitions, net of cash acquired	(86)	—
Net cash provided by (used in) investing activities	(50,197)	(180,054)
Cash flows from financing activities:
Dividends paid	(1,076)	(1,033)
Issuance of long-term debt, net	—	343,549
Purchases and redemptions of long-term debt	(141,686)	(208,251)
Proceeds from termination of capped calls	4,083	—
Issuance of common stock	3,123	65
Purchase of common shares	(6)	(100,188)
Excess tax benefits from share-based awards (Note 1)	—	63
Repayment of other borrowings	(140)	(206)
Net cash provided by (used in) financing activities	(135,702)	33,999
Effect of exchange rate changes on cash and restricted cash	77	(279)
Increase (decrease) in cash and restricted cash	20,590	4,462
Cash and restricted cash, beginning of period	61,814	59,898
Cash and restricted cash, end of period	$82,404	$64,360

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
Our Mortgage Insurance segment currently offers primary mortgage insurance coverage on residential first-lien mortgage loans, which comprised 98.2% of our $49.8 billion total direct RIF as of June 30, 2017. At June 30, 2017, Pool Insurance represented 1.7% of our total direct RIF. We provide our mortgage insurance products and services mainly through our wholly-owned subsidiary, Radian Guaranty.
The GSEs and state insurance regulators impose various capital and financial requirements on our insurance subsidiaries. These include Risk-to-capital, other risk-based capital measures and surplus requirements, as well as the PMIERs financial requirements. Failure to comply with these capital and financial requirements could limit the amount of insurance that our insurance subsidiaries may write. The GSEs and state insurance regulators also possess significant discretion with respect to our insurance subsidiaries and their business. See Note 15 for additional regulatory information.
Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain eligible insurers of loans purchased by the GSEs. At June 30, 2017, Radian Guaranty is an approved mortgage insurer under the PMIERs and is in compliance with the PMIERs financial requirements.
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
The PMIERs specifically provide that the factors that are applied to determine a mortgage insurer’s Minimum Required Assets are to be updated every two years. The GSEs have recently informed us that they expect updates to the PMIERs will become effective in the fourth quarter of 2018. Based on this timing, we expect to receive a draft of the recommended changes late this year and to then engage in an iterative process with the GSEs and FHFA before the updated PMIERs are finalized. The GSEs will provide approved insurers with an implementation period of at least 180 days after the updated requirements are finalized and prior to their effective date.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Services
Our Services segment provides services and solutions to the real estate and mortgage finance industries. Our Services segment provides analytics and outsourced services, including residential loan due diligence and underwriting, valuations, servicing surveillance, title and escrow, and consulting services. We provide these services to buyers and sellers of, and investors in, mortgage- and real estate-related loans and securities as well as other consumer ABS. These services and solutions are provided primarily through Clayton and its subsidiaries, including Green River Capital, Red Bell and ValuAmerica. The primary lines of business in our Services segment currently include:

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
2017 Developments
During the second quarter of 2017, we recorded a goodwill impairment charge of $184.4 million, as well as an impairment charge for other intangible assets of $15.8 million, in each case related to our Services segment. These charges were primarily due to changes in expectations regarding the future growth of certain Services product lines resulting from changes in our business strategy, combined with market trends observed during the second quarter of 2017 that we expect to persist. As a result, as of June 30, 2017 the remaining balances of goodwill and other intangible assets reported in our condensed consolidated balance sheet were $10.9 million and $58.9 million, respectively. See Note 6 for additional information.
During the second quarter of 2017, we entered into privately negotiated agreements to purchase a portion of our outstanding Convertible Senior Notes due 2017 in an aggregate principal amount of $21.6 million. We funded the purchases with $31.6 million in cash (plus accrued and unpaid interest due on the purchased notes). These purchases of Convertible Senior Notes due 2017 resulted in a loss on induced conversion and debt extinguishment of $1.2 million. See Note 11 for additional information on this transaction.
On January 27, 2017, we settled our obligations with respect to the remaining $68.0 million aggregate principal amount of our Convertible Senior Notes due 2019 for a cash payment of $110.1 million, resulting in a loss on induced conversion and debt extinguishment of $4.5 million. As of the settlement date, this transaction resulted in an aggregate decrease of 6.4 million diluted shares for purposes of determining diluted net income per share. See Note 11 for additional information.
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
Other Significant Accounting Policies
See Note 2 of Notes to Consolidated Financial Statements in our 2016 Form 10-K for information regarding other significant accounting policies. There have been no significant changes in our significant accounting policies from those discussed in our 2016 Form 10-K, other than described below.
In performing the quantitative analysis for our goodwill impairment test as of June 30, 2017, we elected to early adopt the update to the accounting standard regarding goodwill and other intangibles, as discussed below in “—Accounting Standards Adopted During 2017.” This update simplifies the subsequent measurement of goodwill by eliminating step two of the goodwill impairment test. Under the new guidance, if indicators for impairment are present, we perform a quantitative analysis to evaluate our long-lived assets for potential impairment, and then determine the amount of the goodwill impairment by comparing a reporting unit’s fair value to its carrying amount. After adjusting the carrying value for any impairment of other intangibles or long-lived assets, an impairment charge is recognized for any excess of the reporting unit’s carrying amount over the reporting unit’s estimated fair value, up to the full amount of the goodwill allocated to the reporting unit.
Other than the change to adopt the update to the accounting standard that eliminates step two of the goodwill impairment test, as described above, our accounting policy with regard to goodwill and other intangible assets has remained unchanged from that described in Notes 2 and 7 of Notes to Consolidated Financial Statements in our 2016 Form 10-K.
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
In January 2017, the FASB issued an update to the accounting standard regarding goodwill and other intangibles. This update simplifies the subsequent measurement of goodwill by eliminating step two of the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any excess of the reporting unit’s carrying amount over the reporting unit’s estimated fair value, after adjusting the carrying value for any impairment of other intangibles or long-lived assets. The provisions of this update are effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We elected to early adopt this update to perform the quantitative analysis for our goodwill impairment test as of June 30, 2017. See “—Other Significant Accounting Policies,” above, and Note 6 for additional information.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Accounting Standards Not Yet Adopted. In May 2014, the FASB issued an update to the accounting standard regarding revenue recognition. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This update is not expected to change revenue recognition principles related to our investments and insurance products, which combined represent a significant portion of our total revenues. This update is primarily applicable to revenues from our Services segment. In July 2015, the FASB delayed the effective date for this updated standard for public companies to interim and annual periods beginning after December 15, 2017, and subsequently issued various clarifying updates. Early adoption is permitted. This standard permits the use of either the full retrospective or the modified retrospective transition method. We currently anticipate using the modified retrospective method of adoption, with the cumulative effect of initially applying the guidance recognized at the date of adoption. We are currently in the process of reviewing current accounting policies and key contracts that are representative of our various products and services within the Services segment.
In January 2016, the FASB issued an update that makes certain changes to the standard for the accounting of financial instruments. Among other things, the update requires: (i) equity investments to be measured at fair value with changes in fair value recognized in net income (loss); (ii) the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset; and (iv) separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update also eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This update is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted, with the exception of the “own credit” provision. We are currently evaluating the impact to our financial statements and future disclosures as a result of this update.
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
In June 2016, the FASB issued an update to the accounting standard regarding the measurement of credit losses on financial instruments. This update requires that financial assets measured at their amortized cost basis be presented at the net (of allowance for credit losses) amount expected to be collected. Credit losses relating to available-for-sale debt securities are to be recorded through an allowance for credit losses, rather than a write-down of the asset, with the amount of the allowance limited to the amount by which fair value is less than amortized cost. This update is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact to our financial statements and future disclosures as a result of this update.

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

2. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding, while diluted net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the sum of the weighted-average number of common shares outstanding and the weighted-average number of dilutive potential common shares. Dilutive potential common shares relate to our share-based compensation arrangements and our outstanding convertible senior notes.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The calculation of basic and diluted net income (loss) per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2017	2016	2017	2016
Net income (loss)—basic	$(27,342)	$98,112	$49,130	$164,361
Adjustment for dilutive Convertible Senior Notes due 2019, net of tax (1)	—	913	(215)	4,303
Net income (loss)—diluted	$(27,342)	$99,025	$48,915	$168,664

Average common shares outstanding—basic	215,152	214,274	215,054	208,991
Dilutive effect of Convertible Senior Notes due 2017 (2)	—	12	602	—
Dilutive effect of Convertible Senior Notes due 2019	—	8,928	922	21,256
Dilutive effect of share-based compensation arrangements (2)	—	2,989	3,896	2,698
Adjusted average common shares outstanding—diluted	215,152	226,203	220,474	232,945

Net income (loss) per share:

Basic	$(0.13)	$0.46	$0.23	$0.79

Diluted	$(0.13)	$0.44	$0.22	$0.73
______________________

(1)
As applicable, includes coupon interest, amortization of discount and fees, and other changes in income or loss that would result from the assumed conversion. Included in the six months ended June 30, 2017 is a benefit related to our adjustment of estimated accrued expense to actual amounts, resulting from the January 2017 settlement of our obligations on the remaining Convertible Senior Notes due 2019.

(2)
There were no dilutive shares for the three months ended June 30, 2017, as a result of our net loss for the period. The following number of shares of our common stock equivalents issued under our share-based compensation arrangements and our convertible debt were not included in the calculation of diluted net income (loss) per share because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Shares of common stock equivalents	5,975	1,042	442	1,042
Shares of Convertible Senior Notes due 2017	509	—	—	1,902

3. Segment Reporting
We have two strategic business units that we manage separately—Mortgage Insurance and Services. Adjusted pretax operating income (loss) for each segment represents segment results on a standalone basis; therefore, inter-segment eliminations and reclassifications required for consolidated GAAP presentation have not been reflected.
In the fourth quarter of 2016, we completed an organizational change that resulted in a change to our segment financial reporting structure. Previously, contract underwriting activities on behalf of third parties were reported in either the Mortgage Insurance segment or the Services segment, based on the customer relationship. Management responsibility for this contract underwriting business was moved entirely to the Services segment. This organizational change resulted in the reclassification to the Services segment of revenue and expenses for all contract underwriting performed on behalf of third parties. This change aligns with recent changes in personnel reporting lines and management oversight, and is consistent with the way the chief operating decision maker began assessing the performance of the reportable segments in the fourth quarter of 2016. The amounts reclassified did not have a material impact on adjusted pretax operating income. As a result, on a segment basis, Services revenue, cost of services and other operating expenses have increased, with offsetting reductions in Mortgage Insurance other income and other operating expenses. This change has been reflected in our segment operating results. Mortgage Insurance underwriting continues to be reported as an expense in the Mortgage Insurance segment.

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
Adjusted Pretax Operating Income (Loss)
Our senior management, including our Chief Executive Officer (Radian’s chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of Radian’s business segments and to allocate resources to the segments. Adjusted pretax operating income (loss) is defined as pretax income (loss) excluding the effects of: (i) net gains (losses) on investments and other financial instruments; (ii) loss on induced conversion and debt extinguishment; (iii) acquisition-related expenses; (iv) amortization or impairment of goodwill and other intangible assets; and (v) net impairment losses recognized in earnings.
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

(4)
Amortization or impairment of goodwill and other intangible assets. Amortization of intangible assets represents the periodic expense required to amortize the cost of intangible assets over their estimated useful lives. Intangible assets with an indefinite useful life are also periodically reviewed for potential impairment, and impairment adjustments are made whenever appropriate. These charges are not viewed as part of the operating performance of our primary activities and therefore are excluded from our calculation of adjusted pretax operating income (loss).

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

Summarized operating results for our segments as of and for the periods indicated, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016 (1)	2017	2016 (1)
Mortgage Insurance
Net premiums written—insurance (2)	$241,307	$232,353	$465,972	$258,663
(Increase) decrease in unearned premiums	(12,211)	(3,268)	(15,076)	191,372
Net premiums earned—insurance	229,096	229,085	450,896	450,035
Net investment income	30,071	28,839	61,103	56,040
Other income	612	1,454	1,358	2,120
Total (3)	259,779	259,378	513,357	508,195

Provision for losses	17,714	50,074	64,946	93,349
Policy acquisition costs	6,123	5,393	12,852	11,782
Other operating expenses before corporate allocations	37,939	34,365	77,228	66,911
Total (4)	61,776	89,832	155,026	172,042
Adjusted pretax operating income before corporate allocations	198,003	169,546	358,331	336,153
Allocation of corporate operating expenses	15,894	14,286	30,080	23,615
Allocation of interest expense	11,748	18,124	23,257	35,236
Adjusted pretax operating income	$170,361	$137,136	$304,994	$277,302
______________________

(1)
Reflects changes made during the fourth quarter of 2016 to align our segment reporting structure concurrent with changes in personnel reporting lines and management oversight related to contract underwriting performed on behalf of third parties. Revenue and expenses for this business are now reflected in the Services segment. As a result, Services revenue, cost of services and other operating expenses have increased, with offsetting reductions in Mortgage Insurance other income and other operating expenses.

(2)	Net of ceded premiums written under the QSR Transactions and the Single Premium QSR Transaction. See Note 7 for additional information.

(3)
Excludes net gains on investments and other financial instruments of $5.3 million and $2.5 million, respectively, for the three and six months ended June 30, 2017, and net gains on investments and other financial instruments of $30.5 million and $61.8 million, respectively, for the three and six months ended June 30, 2016, not included in adjusted pretax operating income.

(4)Includes inter-segment expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Inter-segment expenses	$2,173	$1,947	$4,235	$3,546

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016 (1)	2017	2016 (1)
Services
Services revenue (2)	$39,975	$42,210	$80,064	$76,658

Cost of services	25,962	27,730	54,652	51,584
Other operating expenses before corporate allocations	12,803	13,030	25,407	27,398
Total	38,765	40,760	80,059	78,982
Adjusted pretax operating income (loss) before corporate allocations	1,210	1,450	5	(2,324)
Allocation of corporate operating expenses	3,404	2,779	7,122	4,530
Allocation of interest expense	4,431	4,422	8,860	8,844
Adjusted pretax operating income (loss)	$(6,625)	$(5,751)	$(15,977)	$(15,698)
______________________

(1)
Reflects changes made during the fourth quarter of 2016 to align our segment reporting structure concurrent with changes in personnel reporting lines and management oversight related to contract underwriting performed on behalf of third parties. Revenue and expenses for this business are now reflected in the Services segment. As a result, Services revenue, cost of services and other operating expenses have increased, with offsetting reductions in Mortgage Insurance other income and other operating expenses.

(2)	Includes inter-segment revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Inter-segment revenues	$2,173	$1,947	$4,235	$3,546

Selected balance sheet information for our segments, as of the periods indicated, is as follows:

	At June 30, 2017
(In thousands)	Mortgage Insurance	Services (1)	Total
Total assets	$5,605,607	$211,499	$5,817,106

	At December 31, 2016
(In thousands)	Mortgage Insurance	Services	Total
Total assets	$5,506,338	$356,836	$5,863,174
______________________

(1)
The decrease in total assets for the Services segment at June 30, 2017, as compared to December 31, 2016, is primarily due to the impairment of goodwill and other intangible assets. See Note 6 for further details.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The reconciliation of adjusted pretax operating income to consolidated pretax income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Adjusted pretax operating income (loss):
Mortgage Insurance (1)	$170,361	$137,136	$304,994	$277,302
Services (1)	(6,625)	(5,751)	(15,977)	(15,698)
Total adjusted pretax operating income	163,736	131,385	289,017	261,604

Net gains (losses) on investments and other financial instruments	5,331	30,527	2,480	61,813
Loss on induced conversion and debt extinguishment	(1,247)	(2,108)	(5,703)	(57,678)
Acquisition-related expenses (2)	(64)	54	(72)	(151)
Impairment of goodwill	(184,374)	—	(184,374)	—
Amortization and impairment of other intangible assets	(18,856)	(3,311)	(22,152)	(6,639)
Consolidated pretax income (loss)	$(35,474)	$156,547	$79,196	$258,949
______________________

(1)	Includes inter-segment expenses and revenues as listed in the notes to the preceding tables.

(2)	Acquisition-related expenses represent expenses incurred to effect the acquisition of a business, net of adjustments to accruals previously recorded for acquisition expenses.
On a consolidated basis, “adjusted pretax operating income” is a measure not determined in accordance with GAAP. Total adjusted pretax operating income is not a measure of total profitability, and therefore should not be considered in isolation or viewed as a substitute for GAAP pretax income (loss). Our definition of adjusted pretax operating income may not be comparable to similarly-named measures reported by other companies.

4. Fair Value of Financial Instruments
Available for sale securities, trading securities and certain other assets are recorded at fair value. All changes in the fair value of trading securities and certain other assets are included in our condensed consolidated statements of operations. All changes in the fair value of available for sale securities are recorded in AOCI. There were no significant changes to our fair value methodologies during the six months ended June 30, 2017.
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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a list of assets that are measured at fair value by hierarchy level as of June 30, 2017:

(In thousands)	Level I	Level II	Total
Assets at Fair Value
Investment Portfolio:
U.S. government and agency securities	$205,049	$12,611	$217,660
State and municipal obligations	—	377,437	377,437
Money market instruments	214,654	—	214,654
Corporate bonds and notes	—	2,231,037	2,231,037
RMBS	—	216,830	216,830
CMBS	—	499,368	499,368
Other ABS	—	601,718	601,718
Foreign government and agency securities	—	36,346	36,346
Equity securities	175,948	860	176,808
Other investments (1)	—	11,201	11,201
Total Investments at Fair Value (2)	595,651	3,987,408	4,583,059
Total Assets at Fair Value	$595,651	$3,987,408	$4,583,059
______________________

(1)	Comprising short-term certificates of deposit and commercial paper.

(2)	Does not include certain other invested assets ($0.8 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.
The following is a list of assets that are measured at fair value by hierarchy level as of December 31, 2016:

(In thousands)	Level I	Level II	Level III	Total
Assets at Fair Value
Investment Portfolio:
U.S. government and agency securities	$237,479	$—	$—	$237,479
State and municipal obligations	—	358,536	—	358,536
Money market instruments	431,472	—	—	431,472
Corporate bonds and notes	—	2,024,205	—	2,024,205
RMBS	—	388,842	—	388,842
CMBS	—	507,273	—	507,273
Other ABS	—	450,128	—	450,128
Foreign government and agency securities	—	32,807	—	32,807
Equity securities	—	830	500	1,330
Other investments (1)	—	28,663	500	29,163
Total Investments at Fair Value (2)	668,951	3,791,284	1,000	4,461,235
Total Assets at Fair Value	$668,951	$3,791,284	$1,000	$4,461,235
______________________

(1)	Comprising short-term certificates of deposit and commercial paper, included within Level II, and convertible notes of non-public company issuers, included within Level III.

(2)	Does not include certain other invested assets ($1.2 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

At December 31, 2016, total Level III assets of $1.0 million accounted for less than 0.1% of total assets measured at fair value. Included in equity securities is a Level III investment of $0.5 million in a privately-placed equity security, purchased during the three months ended June 30, 2015. Included in other debt securities is a Level III investment of $0.5 million in debt securities from a non-public company issuer, purchased during the three months ended June 30, 2016. There were no related gains or losses recorded during the year ended December 31, 2016 on these investments. However, during the three months ended June 30, 2017, we recorded other-than-temporary credit-related impairment losses in earnings of $1.0 million on these securities. As a result, there were no Level III assets remaining in our portfolio at June 30, 2017. See Note 5 for additional information.
There were no Level III liabilities at June 30, 2017 or December 31, 2016. There were no transfers between Level I and Level II for the three and six months ended June 30, 2017 and 2016. There were also no transfers involving Level III assets or liabilities for the three and six months ended June 30, 2017 and 2016.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets were as follows as of the dates indicated:

	June 30, 2017		December 31, 2016
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Other invested assets	$783	$3,482	$1,195	$3,789
Liabilities:
Long-term debt	989,010	1,079,346	1,069,537	1,214,471

5. Investments
Available for Sale Securities
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	June 30, 2017
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$58,706	$58,343	$201	$564
State and municipal obligations	111,858	115,454	3,936	340
Corporate bonds and notes	1,713,237	1,735,846	30,429	7,820
RMBS	184,603	182,716	921	2,808
CMBS	432,124	435,101	4,075	1,098
Other ABS	596,416	597,864	2,023	575
Foreign government and agency securities	31,457	32,019	589	27
Other investments	1,500	1,500	—	—
Total fixed-maturities available for sale	3,129,901	3,158,843	42,174	13,232
Equity securities available for sale (1)	176,930	176,808	316	438
Total debt and equity securities	$3,306,831	$3,335,651	$42,490	$13,670
______________________

(1)	Primarily consists of investments in fixed income and equity exchange-traded funds and publicly-traded business development company equities.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	December 31, 2016
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$78,931	$75,474	$2	$3,459
State and municipal obligations	66,124	67,171	1,868	821
Corporate bonds and notes	1,463,720	1,455,628	14,320	22,412
RMBS	358,262	350,628	197	7,831
CMBS	429,057	428,289	2,255	3,023
Other ABS	433,603	434,728	2,037	912
Foreign government and agency securities	24,771	24,594	148	325
Other investments	2,000	2,000	—	—
Total fixed-maturities available for sale	2,856,468	2,838,512	20,827	38,783
Equity securities available for sale (1)	1,330	1,330	—	—
Total debt and equity securities	$2,857,798	$2,839,842	$20,827	$38,783
______________________

(1)	Primarily consists of investments in Federal Home Loan Bank stock as required in connection with the memberships of Radian Guaranty and Radian Reinsurance in the FHLB.
Gross Unrealized Losses and Fair Value of Available for Sale Securities
The following tables show the gross unrealized losses and fair value of our securities deemed “available for sale” aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2017
($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	7	$36,682	$564	—	$—	$—	7	$36,682	$564
State and municipal obligations	10	47,282	340	—	—	—	10	47,282	340
Corporate bonds and notes	132	530,077	7,718	1	3,736	102	133	533,813	7,820
RMBS	32	128,589	2,733	3	6,529	75	35	135,118	2,808
CMBS	31	113,103	1,095	1	1,038	3	32	114,141	1,098
Other ABS	83	205,378	575	—	—	—	83	205,378	575
Foreign government and agency securities	5	5,419	27	—	—	—	5	5,419	27
Equity Securities	11	73,441	438	—	—	—	11	73,441	438
Total	311	$1,139,971	$13,490	5	$11,303	$180	316	$1,151,274	$13,670

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	December 31, 2016
($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	7	$73,160	$3,459	—	$—	$—	7	$73,160	$3,459
State and municipal obligations	7	30,901	821	—	—	—	7	30,901	821
Corporate bonds and notes	185	788,876	22,135	2	4,582	277	187	793,458	22,412
RMBS	56	311,031	7,822	1	1,398	9	57	312,429	7,831
CMBS	37	218,170	2,909	2	6,585	114	39	224,755	3,023
Other ABS	58	131,268	470	16	45,886	442	74	177,154	912
Foreign government and agency securities	12	13,034	325	—	—	—	12	13,034	325
Total	362	$1,566,440	$37,941	21	$58,451	$842	383	$1,624,891	$38,783
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
During the three months ended June 30, 2017, we recorded other-than-temporary impairment losses in earnings of $1.0 million, including $0.5 million related to a convertible note of a non-public company issuer included in debt securities and $0.5 million related to a privately-placed equity security. We concluded that we would not recover the amortized cost basis of these securities due to credit deterioration. There were no credit-related impairment losses recognized in earnings or in AOCI during the year ended December 31, 2016.
Although we held securities in an unrealized loss position as of June 30, 2017, we did not consider those securities to be other-than-temporarily impaired as of such date. For all investment categories, the unrealized losses of 12 months or greater duration as of June 30, 2017 were generally caused by interest rate or credit spread movements since the purchase date, and as such, we expect the present value of cash flows to be collected from these securities to be sufficient to recover the amortized cost basis of these securities. As of June 30, 2017, we did not have the intent to sell any debt securities in an unrealized loss position, and we determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis, which may be at maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at June 30, 2017.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Trading Securities
The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

(In thousands)	June 30, 2017	December 31, 2016
Trading securities:
U.S. government and agency securities	$28,336	$33,042
State and municipal obligations	216,838	259,573
Corporate bonds and notes	360,906	453,617
RMBS	34,114	38,214
CMBS	64,267	78,984
Other ABS	—	8,219
Foreign government and agency securities	4,327	8,213
Total	$708,788	$879,862
For trading securities held at June 30, 2017 and December 31, 2016, we had net unrealized gains associated with those securities of $8.0 million and $16.8 million during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively.
For the six months ended June 30, 2017, we did not transfer any securities from the available for sale or trading categories.
Net Gains (Losses) on Investments and Other Financial Instruments
Net realized and unrealized gains (losses) on investments and other financial instruments consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net realized gains (losses):
Fixed-maturities available for sale	$(1,180)	$1,166	$(3,689)	$(1,982)
Equity securities available for sale	385	—	385	(170)
Trading securities	(349)	421	(6,043)	(1,819)
Short-term investments	(38)	—	(32)	(39)
Other gains (losses)	—	—	18	18
Net realized gains (losses) on investments	(1,182)	1,587	(9,361)	(3,992)
Other-than-temporary impairment losses	(1,000)	—	(1,000)	—
Unrealized gains (losses) on trading securities	6,938	27,678	12,164	62,909
Total net gains (losses) on investments	4,756	29,265	1,803	58,917
Net gains (losses) on other financial instruments	575	1,262	677	2,896
Net gains (losses) on investments and other financial instruments	$5,331	$30,527	$2,480	$61,813

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Contractual Maturities
The contractual maturities of fixed-maturity investments were as follows:

	June 30, 2017
	Available for Sale
(In thousands)	Amortized Cost	Fair Value
Due in one year or less (1)	$59,342	$59,351
Due after one year through five years (1)	656,233	661,676
Due after five years through 10 years (1)	874,709	880,162
Due after 10 years (1)	326,474	341,973
RMBS (2)	184,603	182,716
CMBS (2)	432,124	435,101
Other ABS (2)	596,416	597,864
Total	$3,129,901	$3,158,843
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS and Other ABS are shown separately, as they are not due at a single maturity date.
Other
At June 30, 2017 and December 31, 2016, Radian Guaranty had $64.3 million and $63.9 million, respectively, in a collateral account pursuant to the Freddie Mac Agreement. This collateral account, which contains investments primarily invested in and classified as part of our trading securities, is pledged to cover Loss Mitigation Activity on the loans subject to the Freddie Mac Agreement. See Note 10 for additional information.

6. Goodwill and Other Intangible Assets, Net
All of our goodwill and other intangible assets relate to our Services segment. The following table shows the changes in the carrying amount of goodwill for the year-to-date periods ended June 30, 2017 and December 31, 2016:

(In thousands)	Goodwill	Accumulated Impairment Losses	Net
Balance at December 31, 2015	$197,265	$(2,095)	$195,170
Goodwill acquired	—	—	—
Impairment losses	—	—	—
Balance at December 31, 2016	197,265	(2,095)	195,170
Goodwill acquired	126	—	126
Impairment losses	—	(184,374)	(184,374)
Balance at June 30, 2017	$197,391	$(186,469)	$10,922
Accounting Policy Considerations
Goodwill is an asset representing the estimated future economic benefits arising from the assets we have acquired that are not individually identified and separately recognized, and includes the value of the discounted expected future cash flows from these businesses, the workforce, expected synergies with our other affiliates and other unidentifiable intangible assets. Goodwill is deemed to have an indefinite useful life and is subject to review for impairment annually, or more frequently, whenever events and circumstances indicate potential impairment. For purposes of performing our goodwill impairment test, we have concluded that the Services segment constitutes one reporting unit to which all of our recorded goodwill is related.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Events and circumstances that could result in an interim assessment of goodwill impairment and/or a potential impairment loss include, but are not limited to: (i) significant under-performance of the Services segment relative to historical or projected future operating results; (ii) significant changes in the strategy for the Services segment; (iii) significant negative industry or economic trends; and (iv) a decline in market capitalization below the book value attributable to the Services segment. The value of goodwill is supported by cash flow projections, which are primarily driven by projected transaction volume and margins. Management regularly updates certain assumptions related to our projections, including the likelihood of achieving the assumed potential revenues from new initiatives and business strategies, and if these or other items have a significant negative impact on the reporting unit’s projections, we may perform additional analysis to determine whether an impairment charge is needed. Lower earnings over sustained periods also can lead to impairment of goodwill, which could result in a charge to earnings. Given that our goodwill impairment analysis continues to rely significantly on achieving our projected future cash flows, failure to meet those projections may result in additional impairment in a future period.
We generally perform our annual goodwill impairment test during the fourth quarter of each year, using balances as of the prior quarter. However, if there are events and circumstances that indicate that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, we will perform a quantitative analysis on an interim basis. As part of our quantitative goodwill impairment assessment, we estimate the fair value of the reporting unit using primarily an income approach and, based on a lower weighting, a market approach. The key driver in our fair value analysis is forecasted future cash flows.
For our June 30, 2017 goodwill impairment analysis, we early adopted the update to the accounting standard regarding goodwill and other intangibles, as discussed in Note 1 “—Significant Accounting Policies—Recent Accounting Pronouncements—Accounting Standards Adopted During 2017.” In accordance with the updated standard, the fair value of a reporting unit is compared with its carrying amount, with any excess of the reporting unit’s carrying amount over its estimated fair value recognized as an impairment charge, up to the full amount of the goodwill allocated to the reporting unit, after adjusting the carrying value for any impairment of other intangibles or long-lived assets.
For additional information on our accounting policies for goodwill and other intangible assets, see Note 1 herein and Note 1 of Notes to Consolidated Financial Statements in our 2016 Form 10-K.
Impairment Analysis
We performed an interim goodwill impairment test as of June 30, 2017, due to events and circumstances identified during our June 30, 2017 qualitative analysis that indicated that it was more likely than not that the fair value was less than the carrying amount. We performed our qualitative assessment of goodwill at June 30, 2017, focusing on the impact of certain key factors affecting our Services segment, including: (i) decisions related to changes in the business strategy for our Services segment determined in the second quarter of 2017, following our newly appointed Chief Executive Officer’s evaluation of both existing products and new product development opportunities and (ii) second quarter 2017 results for our Services segment which were negatively impacted by market trends. Our expectation that these market trends will persist negatively impacted our projected future cash flows compared to the projections used in our prior valuation.
After joining Radian in March 2017, our newly appointed Chief Executive Officer initiated a review in conjunction with Services segment management to evaluate the strategic direction of the Services segment, and to date we have made a series of decisions to reposition the Services business by: (i) discontinuing certain business initiatives, as discussed below and (ii) shifting the strategy of the Services segment to focus on core products and services that, in the current market environment, are expected to have higher growth potential, to produce more predictable, recurring revenue streams over time and to better align with our market expertise and the needs of our customers. Our recent strategic decisions include an intent to scale back or, in certain cases, discontinue certain new or existing business initiatives, such as discontinuing a new product line which, based on a market study received in the second quarter of 2017, would require significant additional investment to achieve the growth rates that had been expected. The impact of the strategic decisions determined during the second quarter constituted a meaningful reduction in the fair value of the Services segment since the previous annual impairment test.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

During the second quarter of 2017, the Services segment performed below forecasted levels. In combination with the current performance of the Services segment, the anticipated business and growth opportunities for certain business lines in our Services segment have been impacted by: (i) market demand, which was lower than anticipated; (ii) increased competition, including with respect to product alternatives and pricing; and (iii) delays in the realization of efficiencies and margin improvements associated with certain technology initiatives. The demand for certain products and services has decreased due to several factors. Given the decreased volume of refinancings in the mortgage market that began in the first half of 2017, our customers have excess internal capacity which they are choosing to utilize and as a result they are less reliant on outsourcing to us. Additionally, due to market and competitive pressures, we renewed the contract terms with one of our largest customers during the second quarter of 2017, with lower pricing and volumes than expected in order to retain the engagement. We have also experienced lower than expected customer acceptance for certain of our current and proposed products and services. The impact of these factors, partially offset by related future expense reductions, constituted a majority of the decline in the fair value of the Services segment since the previous annual impairment test.
Our quantitative valuation analysis, performed in connection with our annual goodwill impairment analysis in 2016, relied heavily on achieving the growth rates in our projected future cash flows. The impact of the market trends observed during the second quarter of 2017, which we currently expect to continue, together with our strategic decisions to date, resulted in changes to our expected product mix and the expected growth rates associated with various initiatives, which in turn generated material reductions to our forecasted net cash flows. Given the significant negative impact that the market trends and our strategic decisions would have on the timing and amount of our projected future cash flows in comparison to our original projections, we performed a quantitative analysis of the associated goodwill and other intangible assets as of June 30, 2017.
As a result of the quantitative goodwill analysis, we recorded an impairment charge of $184.4 million for the three months ended June 30, 2017, to reduce the carrying amount of the Services segment to its estimated fair value. As discussed further below, prior to finalizing this amount, we also evaluated the recoverability of the segment’s other intangible assets and recorded impairment charges of $15.8 million related to the Services segment’s other intangible assets. See “Other Intangible Assets,” below.
Substantially all of our impairment charges for goodwill and other intangible assets will continue to be deductible for tax purposes, over the original amortization period of approximately 15 years.
Other Intangible Assets
As of June 30, 2017, we also evaluated the recoverability of our other intangible assets. Factors affecting the estimated fair value of our goodwill, as described above, also affected the estimated recoverability of our other intangible assets. Based on our analysis in the second quarter of 2017, impairment was indicated for the Services segment’s client relationships and technology, related to certain product lines that were affected by the factors above. There was no impairment indicated for the remaining intangible assets, as the remaining carrying amounts were estimated to be recoverable despite the decline in projected earnings.
Client relationships represent the value of the specifically acquired customer relationships and are valued using the excess earnings approach using estimated client revenues, attrition rates, implied royalty rates and discount rates. The excess earnings approach estimates the present value of expected earnings in excess of a traditional return on business assets. For the three months ended June 30, 2017, we recorded an impairment charge of $14.9 million related to the segment’s client relationships, primarily due to the changes in estimated client revenues based on the factors discussed above in “—Impairment Analysis.” The remaining carrying value of client relationships is supported by projected earnings.
For the three months ended June 30, 2017, we also recorded an impairment charge of $0.9 million related to technology, representing the estimated unrecoverable value of a portion of the acquired proprietary software used to provide services in a product line impacted by the factors described above in “—Impairment Analysis.” The remaining carrying value of technology is supported by technology that we expect to continue to use in its current form, in either the same or an alternative capacity.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a summary of the gross and net carrying amounts and accumulated amortization of our other intangible assets as of the periods indicated:

	June 30, 2017
(In thousands)	Original Amount Acquired	Accumulated Amortization and Impairment	Net Carrying Amount
Client relationships (1)	$83,358	$(38,816)	$44,542
Technology (2)	15,250	(7,712)	7,538
Trade name and trademarks	8,340	(2,566)	5,774
Client backlog	6,680	(5,620)	1,060
Non-competition agreements	185	(164)	21
Total	$113,813	$(54,878)	$58,935
______________________

(1)	Includes an impairment charge of $14.9 million.

(2)	Includes an impairment charge of $0.9 million.

	December 31, 2016
(In thousands)	Original Amount Acquired	Accumulated Amortization	Net Carrying Amount
Client relationships	$83,316	$(19,696)	$63,620
Technology	15,250	(5,497)	9,753
Trade name and trademarks	8,340	(2,125)	6,215
Client backlog	6,680	(5,235)	1,445
Non-competition agreements	185	(160)	25
Total	$113,771	$(32,713)	$81,058

The estimated aggregate amortization expense for the remainder of 2017 and thereafter is as follows (in thousands):

2017	$5,529
2018	10,346
2019	8,820
2020	7,442
2021	5,859
2022	5,081
Thereafter	15,858
Total	$58,935
Generally, for tax purposes, substantially all of our goodwill and other intangible assets are deductible and will be amortized over a period of 15 years from acquisition.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

7. Reinsurance
The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net premiums written—insurance:
Direct	$260,647	$252,728	$500,292	$486,654
Ceded (1)	(19,340)	(20,375)	(34,320)	(227,991)
Net premiums written—insurance	$241,307	$232,353	$465,972	$258,663
Net premiums earned—insurance:
Direct	$243,229	$248,938	$479,291	$489,268
Assumed	7	9	14	18
Ceded (1)	(14,140)	(19,862)	(28,409)	(39,251)
Net premiums earned—insurance	$229,096	$229,085	$450,896	$450,035
______________________

(1)	Net of profit commission.
In 2012, Radian Guaranty entered into the QSR Transactions with a third-party reinsurance provider. Radian Guaranty has ceded the maximum amount permitted under the QSR Transactions; therefore, Radian Guaranty is no longer ceding NIW under these transactions. RIF ceded under the QSR Transactions was $1.4 billion and $1.9 billion as of June 30, 2017 and 2016, respectively.
In the first quarter of 2016, in order to proactively manage the risk and return profile of Radian Guaranty’s insured portfolio and manage its position under the PMIERs financial requirements in a cost-effective manner, Radian Guaranty entered into the Single Premium QSR Transaction with a panel of third-party reinsurers. RIF ceded under the Single Premium QSR Transaction was $4.1 billion and $3.5 billion as of June 30, 2017 and 2016, respectively. See Note 8 of Notes to Consolidated Financial Statements in our 2016 Form 10-K for more information about our reinsurance transactions.
The following tables show the amounts related to the QSR Transactions and the Single Premium QSR Transaction for the periods indicated:

	QSR Transactions
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Ceded premiums written (1)	$5,059	$7,356	$10,516	$15,318
Ceded premiums earned (1)	7,404	11,172	15,238	22,497
Ceding commissions written	1,446	2,099	3,005	4,369
Ceding commissions earned (2)	3,379	3,779	7,273	8,225
Ceded losses, net	(310)	223	260	764

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Single Premium QSR Transaction
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Ceded premiums written (1)	$13,856	$11,488	$22,816	$209,081	(3)
Ceded premiums earned (1)	6,311	7,146	12,170	13,140
Ceding commissions written	5,134	4,844	8,846	55,776
Ceding commissions earned (2)	3,248	3,759	6,185	6,791
Ceded losses	464	380	1,037	916
______________________

(1)	Net of profit commission.

(2)	Includes amounts reported in policy acquisition costs and other operating expenses.

(3)	Includes ceded premiums for policies written in prior periods. See Note 8 of Notes to Consolidated Financial Statements in our 2016 Form 10-K.

8. Other Assets
The following table shows the components of other assets as of the dates indicated:

(In thousands)	June 30, 2017	December 31, 2016
Deposit with the IRS (Note 9)	$88,557	$88,557
Corporate-owned life insurance	84,981	83,248
Property and equipment (1) (2)	87,541	70,665
Accrued investment income	29,348	29,255
Deferred policy acquisition costs	14,350	14,127
Reinsurance recoverables	7,523	7,368
Other	65,055	50,615
Total other assets	$377,355	$343,835
______________________

(1)
Property and equipment at cost, less accumulated depreciation of $126.8 million and $118.5 million at June 30, 2017 and December 31, 2016, respectively. Depreciation expense was $4.1 million and $2.4 million for the three-month periods ended June 30, 2017 and 2016, respectively, and $8.3 million and $4.7 million for the six-month periods ended June 30, 2017 and 2016, respectively.

(2)
Includes $47.0 million and $49.7 million at June 30, 2017 and December 31, 2016, respectively, related to our technology upgrade project and $15.6 million at June 30, 2017 of leasehold improvements related to our new corporate headquarters.

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
Our provision for income taxes for interim financial periods is based on an estimate of our annual effective tax rate for the full year. When estimating our full year 2017 and 2016 annual effective tax rates, we accounted for discrete items at the federal applicable tax rate, including: (i) the tax effects of gains and losses on our investments; (ii) excess tax benefits or deficiencies realized in 2017 from employee share-based payments; (iii) return-to-provision adjustments; (iv) prior year items relating to the accounting for uncertainty in income taxes; (v) the impairments of goodwill and other intangible assets in 2017; and (vi) certain other adjustments.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

For federal income tax purposes, as of June 30, 2017, we had approximately $395.1 million of NOL carryforwards. To the extent not utilized, the NOL carryforwards will expire during tax years 2031 and 2032. We also have research and development tax credit carryforwards of $5.6 million that, if not utilized, will expire during tax years 2031 through 2036. Additionally, we had $30.1 million of alternative minimum tax credit carryforwards as of June 30, 2017, which have no expiration date.
We are required to establish a valuation allowance against our DTAs when it is more likely than not that all or some portion of our DTAs will not be realized. At each balance sheet date, we assess our need for a valuation allowance. Our assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our DTAs will be realized in future periods. In making this assessment as of June 30, 2017, we determined that certain of our non-insurance subsidiaries within Radian may continue to generate taxable losses on a separate company basis in the near term and may not be able to fully utilize certain of their state and local NOLs on their state and local tax returns. As of June 30, 2017, our valuation allowance is $48.8 million with respect to the DTAs relating to these separate company NOLs and other state timing adjustments.
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
We attempted to reach a compromised settlement with Appeals, but in September 2014 we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties of $157 million. The Deficiency Amount has not been reduced to reflect our NOL carryback ability. As of June 30, 2017, there also would be interest of approximately $143 million related to these matters. Depending on the outcome, additional state income taxes, penalties and interest (estimated in the aggregate to be approximately $36 million as of June 30, 2017) also may become due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We currently believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim.
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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

10. Losses and Loss Adjustment Expense
All of the balance and activity of our consolidated reserve for losses and LAE relate to the Mortgage Insurance segment. The following table shows our reserve for losses and LAE by category at the end of each period indicated:

(In thousands)	June 30, 2017	December 31, 2016
Reserves for losses by category:
Prime	$318,169	$379,845
Alt-A	124,477	148,006
A minus and below	85,283	101,653
IBNR and other (1)	69,620	71,107
LAE	15,492	18,630
Reinsurance recoverable (2)	7,341	6,816
Total primary reserves	620,382	726,057
Pool	29,099	31,853
IBNR and other	658	673
LAE	843	932
Reinsurance recoverable (2)	30	35
Total pool reserves	30,630	33,493
Total First-lien reserves	651,012	759,550
Other (3)	579	719
Total reserve for losses	$651,591	$760,269
______________________

(1)	Primarily related to expected payments under the Freddie Mac Agreement.

(2)	Represents ceded losses on captive reinsurance transactions, the QSR Transactions and the Single Premium QSR Transaction.

(3)	Does not include our Second-lien premium deficiency reserve that is included in other liabilities.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table presents information relating to our reserve for losses, including our IBNR reserve and LAE but excluding our Second-lien premium deficiency reserve, for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2017	2016
Balance at beginning of period	$760,269	$976,399
Less: Reinsurance recoverables (1)	6,851	8,286
Balance at beginning of period, net of reinsurance recoverables	753,418	968,113
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	88,906	100,999
Prior years	(24,721)	(8,438)
Total incurred	64,185	92,561
Deduct: Paid claims and LAE related to:
Current year (2)	1,027	632
Prior years	172,356	217,740
Total paid	173,383	218,372
Balance at end of period, net of reinsurance recoverables	644,220	842,302
Add: Reinsurance recoverables (1)	7,371	6,077
Balance at end of period	$651,591	$848,379
______________________

(1)	Related to ceded losses recoverable, if any, on captive reinsurance transactions, the QSR Transactions and the Single Premium QSR Transaction. See Note 7 for additional information.

(2)
Related to underlying defaulted loans with a most recent default notice dated in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

Reserve Activity
2017 Activity
Our loss reserves at June 30, 2017 declined as compared to December 31, 2016, primarily as a result of the amount of paid claims and Cures continuing to outpace losses incurred related to new default notices reported in the current year. Reserves established for new default notices were the primary driver of our total incurred loss for the six months ended June 30, 2017, and they were primarily impacted by the number of new primary default notices received in the period and our related gross Default to Claim Rate assumption applied to those new defaults, which was 11.0% as of June 30, 2017. The provision for losses during the first six months of 2017 was positively impacted by favorable reserve development on prior year defaults, which was primarily driven by a reduction during the period in certain Default to Claim Rate assumptions for these prior year defaults compared to those used at December 31, 2016. The reductions in Default to Claim Rate assumptions resulted from observed trends, primarily higher Cures than were previously estimated. The positive development in prior year defaults was partially offset by a decrease in estimated rates of future Loss Mitigation Activities compared to those used at December 31, 2016.
Total claims paid decreased for the six months ended June 30, 2017, compared to the same period in 2016, consistent with the ongoing decline in the outstanding default inventory.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

2016 Activity
Our loss reserves at June 30, 2016 declined as compared to December 31, 2015, primarily as a result of the volume of paid claims and Cures exceeding new default notices received. Reserves established for new default notices were the primary driver of our total incurred loss for the six months ended June 30, 2016, and they were primarily impacted by the number of new primary default notices received in the period and our related gross Default to Claim Rate assumption applied to those new defaults, which was 12.5%. The impact to incurred losses from default notices reported in the first half of 2016 was partially mitigated by favorable reserve development on prior year defaults, driven primarily by a reduction during the first quarter in certain Default to Claim Rate assumptions for these prior year defaults. The reductions in Default to Claim Rate assumptions resulted primarily from observed trends, including higher Cures than were previously estimated. The impact of the positive development in prior year defaults was partially offset by a slight increase in estimated severity rates from those used at December 31, 2015, based on observed trends.
Reserve Assumptions
Default to Claim Rate
Our aggregate weighted average Default to Claim Rate assumption for our primary loans (net of Claim Denials and Rescissions) used in estimating our primary reserve for losses was 43% (41% excluding pending claims) at June 30, 2017, and 42% (40% excluding pending claims) at December 31, 2016. This increase was primarily due to a shift in the mix of defaults during the six months ended June 30, 2017, with a slightly higher proportion of pending claims in our total inventory as well as a slightly lower rate of Rescissions and Claim Denials, both as of June 30, 2017 compared to December 31, 2016. This increase was partially offset by the decrease in our gross Default to Claim Rate assumptions for new primary defaults. During the six months ended June 30, 2017, our gross Default to Claim Rate assumption for new primary defaults was reduced from 12% as of December 31, 2016, to 11%. As of June 30, 2017, our gross Default to Claim Rates on our primary portfolio ranged from 11% for new defaults, up to 62% for defaults not in foreclosure stage, and 81% for Foreclosure Stage Defaults.
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
Although our estimates of future Loss Mitigation Activities have been declining, they remain elevated compared to levels experienced before 2009. Since 2009, the elevated levels of our rate of Rescissions, Claim Denials and Claim Curtailments have significantly reduced our paid losses and have resulted in a reduction in our loss reserve. As our Legacy Portfolio has become a smaller percentage of our overall insured portfolio, we have experienced a reduced amount of Loss Mitigation Activity with respect to the claims we receive, and we expect this trend to continue. As a result, our future Loss Mitigation Activity is not expected to mitigate our paid losses to the same extent as in recent years. Our estimate of net future Loss Mitigation Activities reduced our loss reserve as of June 30, 2017 and December 31, 2016 by approximately $25 million and $39 million, respectively. The amount of estimated Loss Mitigation Activities incorporated into our reserve analysis at any point in time is affected by a number of factors, including our estimated rate of Rescissions, Claim Denials and Claim Curtailments on future claims, as well as the volume and attributes of our defaulted insured loans, our estimated Default to Claim Rate and our estimated Claim Severity, among other assumptions. Our assumptions also reflect the estimated future impact of the BofA Settlement Agreement, as discussed below.
Our reported Rescission, Claim Denial and Claim Curtailment activity in any given period is subject to challenge by our lender and servicer customers. We expect that a portion of previous Rescissions will be reinstated and previous Claim Denials will be resubmitted with the required documentation and ultimately paid; therefore, we have incorporated this expectation into our IBNR reserve estimate. Our IBNR reserve estimate of $12.8 million and $14.3 million at June 30, 2017 and December 31, 2016, respectively, includes reserves for this activity.
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
Freddie Mac Agreement
At June 30, 2017 and December 31, 2016, Radian Guaranty had $64.3 million and $63.9 million, respectively, in a collateral account pursuant to the Freddie Mac Agreement. This collateral account, which contains investments primarily invested in and classified as part of our trading securities, is pledged to cover Loss Mitigation Activity on the loans subject to the Freddie Mac Agreement. If, as we expect, the amount of additional Loss Mitigation Activity that has become final in accordance with the Freddie Mac Agreement is less than $61 million as of the final settlement date on August 29, 2017, then any shortfall will be paid to Freddie Mac from the funds remaining in the collateral account, subject to certain adjustments. As of June 30, 2017, we have $57.4 million recorded in reserve for losses that we expect to pay to Freddie Mac from the funds that are expected to be remaining in the collateral account as of the August 29, 2017 measurement date.

11. Long-Term Debt
The carrying value of our long-term debt at June 30, 2017 and December 31, 2016 was as follows:

(In thousands)		June 30, 2017	December 31, 2016
5.500%	Senior Notes due 2019	$297,510	$296,907
5.250%	Senior Notes due 2020	345,932	345,308
7.000%	Senior Notes due 2021	344,943	344,362
3.000%	Convertible Senior Notes due 2017	625	20,947
2.250%	Convertible Senior Notes due 2019	—	62,013
	Total long-term debt	$989,010	$1,069,537
Extinguishment of Debt
Repurchases of Convertible Senior Notes due 2017
During the second quarter of 2017, we entered into privately negotiated agreements to purchase a portion of our outstanding Convertible Senior Notes due 2017 in an aggregate principal amount of $21.6 million. We funded the purchases with $31.6 million in cash (plus accrued and unpaid interest due on the purchased notes). These purchases of Convertible Senior Notes due 2017 resulted in a loss on induced conversion and debt extinguishment of $1.2 million. Following these purchases, $0.6 million of the principal amount of the Convertible Senior Notes due 2017 remained outstanding as of June 30, 2017.
In connection with our privately negotiated purchases of Convertible Senior Notes due 2017, we terminated a corresponding portion of the capped call transactions we entered into in 2010 related to the initial issuance of the Convertible Senior Notes due 2017. We received proceeds of $4.1 million for this termination.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Conversion of Convertible Senior Notes due 2019
In November 2016, we announced our intent to exercise our redemption option for the remaining Convertible Senior Notes due 2019. As a result of the average closing price of our common stock exceeding the conversion price of $10.60 prior to the redemption date, all of the holders of these notes elected to exercise their conversion rights. Radian elected to settle all of the notes surrendered for conversion with cash. We settled our obligations with respect to these conversions on January 27, 2017, with a cash payment of $110.1 million. At the time of settlement, this transaction resulted in a pretax charge of $4.5 million.
Convertible Senior Notes due 2017 and 2019
Upon the original issuance of the Convertible Senior Notes due 2017 and 2019, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion, the Company recorded a pretax equity component, net of the capped call transaction (with respect to the Convertible Senior Notes due 2017) and related issuance costs (with respect to the Convertible Senior Notes due 2017 and 2019). The pretax equity component is not subject to remeasurement, and therefore remains unchanged unless a reduction of outstanding principal occurs. The pretax equity component associated with our Convertible Senior Notes due 2017 decreased from $5.0 million at December 31, 2016 to $0.1 million at June 30, 2017, as a result of our purchases of the associated notes during the second quarter of 2017. In addition, as a result of settling our obligations on the remaining Convertible Senior Notes due 2019 during the first three months of 2017, the associated pretax equity component of $13.1 million at December 31, 2016 was eliminated.
During the three-month period ended June 30, 2017, Radian Group’s closing stock prices exceeded the conversion threshold requirements for the holders of our Convertible Senior Notes due 2017 to be able to exercise their conversion rights during the three-month period ending September 30, 2017. Additionally, beginning on August 15, 2017 until the close of business on November 13, 2017 (the second scheduled trading day immediately preceding the maturity date), holders may submit their notes for conversion regardless of the stock price or other conversion thresholds. In any period when holders of the Convertible Senior Notes due 2017 are eligible to exercise their conversion option, the equity component related to these instruments is classified as mezzanine (temporary) equity, because we are required to settle the aggregate principal amount of the notes in cash. This equity component is the difference between: (i) the amount of cash deliverable upon conversion (i.e., par value of debt) and (ii) the carrying value of the debt.
Issuance and transaction costs incurred at the time of the original issuance of the convertible notes were allocated to the liability and equity components in proportion to the allocation of proceeds and are accounted for as debt issuance costs and equity issuance costs, respectively. The convertible notes are reflected on our condensed consolidated balance sheets as follows:

	Convertible Senior Notes due 2017		Convertible Senior Notes due 2019
(In thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Liability component:
Principal	$642	$22,233	$—	$68,024
Debt discount, net (1)	(16)	(1,221)	—	(5,461)
Debt issuance costs (1)	(1)	(65)	—	(550)
Net carrying amount	$625	$20,947	$—	$62,013

Equity component of currently redeemable convertible senior notes	$16	$—	$—	$—
______________________

(1)	Included within long-term debt and is being amortized over the life of the convertible notes.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following tables set forth total interest expense recognized related to the convertible notes for the periods indicated:

	Convertible Senior Notes due 2017
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Contractual interest expense (benefit) (1)	$141	$167	$308	$539
Amortization of debt issuance costs	14	17	32	54
Amortization of debt discount	267	314	605	1,022
Total interest expense (benefit) (1)	$422	$498	$945	$1,615
______________________

(1)	Interest expense (benefit) represents expense incurred, net of adjustments to accruals previously recorded.

	Convertible Senior Notes due 2019
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Contractual interest expense (benefit) (1)	$—	$537	$(510)	$2,550
Amortization of debt issuance costs	—	80	16	373
Amortization of debt discount	—	788	163	3,697
Total interest expense (benefit) (1)	$—	$1,405	$(331)	$6,620
______________________

(1)	Interest expense (benefit) represents expense incurred, net of adjustments to accruals previously recorded.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

On December 22, 2016, Ocwen Loan Servicing, LLC and Homeward Residential, Inc. (collectively, “Ocwen”) filed a complaint against Radian Guaranty (the “Complaint”). Ocwen has also initiated legal proceedings against several other mortgage insurers. The action filed against Radian Guaranty, titled Ocwen, et al. v. Radian Guaranty, is pending in the U.S. District Court for the Eastern District of Pennsylvania (the “Court”). The Complaint alleged breach of contract and bad faith claims and sought monetary damages and declaratory relief in regard to certain claims handling practices on future insurance claims. On December 17, 2016, Ocwen separately filed a parallel arbitration petition against Radian Guaranty (the “Petition”) before the American Arbitration Association (“AAA”) that asserted substantially the same allegations as contained in the Complaint (the Complaint and the Petition are collectively referred to as the “Filings”). The Filings listed 9,420 mortgage insurance certificates (“Certificates”) issued under multiple insurance policies, including Pool Insurance policies, as being the subject of these proceedings. On March 3, 2017, Radian Guaranty filed with the Court: (i) a motion to dismiss Ocwen’s Complaint or, in the alternative, for a more definite statement and (ii) a motion to enjoin Ocwen’s parallel arbitration. On March 17, 2017, the Court held an initial pretrial conference and issued orders directing Ocwen to amend its Complaint. On June 5, 2017, Ocwen filed an Amended Complaint and an Amended Petition (collectively, the “Amended Filings”) with the Court and the AAA, respectively. The Amended Filings together list 8,870 Certificates as being the subject of these proceedings. On June 30, 2017, Radian Guaranty filed with the Court renewed motions to dismiss Ocwen’s Amended Complaint and to enjoin Ocwen’s parallel arbitration. On July 20, 2017, the Court denied Radian Guaranty’s motion to dismiss Ocwen’s Amended Complaint, and on July 27, 2017, the Court denied Radian Guaranty’s motion to enjoin Ocwen’s parallel arbitration. Radian Guaranty believes that the claims in the Amended Filings are without merit and legally deficient and plans to defend these claims vigorously. We are not able to estimate a reasonably possible loss, if any, or range of loss in this matter because of the preliminary stage of the proceedings.
We also are periodically subject to reviews and audits, as well as inquiries, information-gathering requests and investigations. In connection with these matters, from time to time we receive requests and subpoenas seeking information and documents related to aspects of our business. In March 2017, Green River Capital, a subsidiary of Clayton, received a letter from the staff of the SEC stating that it is conducting an investigation captioned, “In the Matter of Certain Single Family Rental Securitizations,” and that it is requesting information from market participants. The letter asks Green River Capital to provide information regarding broker price opinions that Green River Capital provided on properties included in SFR securitization transactions. Green River Capital is cooperating with the SEC.
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
Other
Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities). To allow our customers to comply with these regulations at that time, we typically were required, depending on the amount of credit enhancement we were providing, to provide: (i) audited financial statements for the insurance subsidiary participating in the transaction or (ii) a full and unconditional holding company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving $104.2 million of remaining credit exposure as of June 30, 2017.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

13. Capital Stock
Share Repurchase Program
On June 29, 2016, Radian Group’s board of directors authorized a share repurchase program to spend up to $125 million to repurchase Radian Group common stock. In order to implement the program, we adopted a trading plan under Rule 10b5-1 of the Exchange Act during the third quarter of 2016. During the second quarter of 2017, 380 shares were purchased at an average price of $15.59 per share, which represented the only purchases made under the plan. This share repurchase program expired on June 30, 2017.
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

14. Accumulated Other Comprehensive Income (Loss)
The following table shows the rollforward of AOCI as of the periods indicated:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(5,168)	$(1,805)	$(3,363)	$(19,063)	$(6,668)	$(12,395)
OCI:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	31,137	10,898	20,239	42,471	14,865	27,606
Less: Reclassification adjustment for net gains (losses) included in net income (loss) (1)	(1,795)	(628)	(1,167)	(4,304)	(1,506)	(2,798)
Net unrealized gains (losses) on investments	32,932	11,526	21,406	46,775	16,371	30,404
Net foreign currency translation adjustments	114	40	74	166	58	108
OCI	33,046	11,566	21,480	46,941	16,429	30,512
Balance at end of period	$27,878	$9,761	$18,117	$27,878	$9,761	$18,117

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$35,064	$12,273	$22,791	$(28,425)	$(9,948)	$(18,477)
OCI:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	61,996	21,699	40,297	122,571	42,900	79,671
Less: Reclassification adjustment for net gains (losses) included in net income (loss) (1)	1,166	408	758	(2,152)	(753)	(1,399)
Net unrealized gains (losses) on investments	60,830	21,291	39,539	124,723	43,653	81,070
Net foreign currency translation adjustments	(346)	(121)	(225)	(476)	(166)	(310)
Net actuarial loss	—	—	—	(274)	(96)	(178)
OCI	60,484	21,170	39,314	123,973	43,391	80,582
Balance at end of period	$95,548	$33,443	$62,105	$95,548	$33,443	$62,105
______________________

(1)	Included in net gains (losses) on investments and other financial instruments on our consolidated statements of operations.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

15. Statutory Information
We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. Required SAPP are established by a variety of publications of the NAIC as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of June 30, 2017, we did not have any prescribed or permitted statutory accounting practices that resulted in reported statutory surplus or risk-based capital being different from what would have been reported if NAIC SAPP had been followed.
State insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations, as described below. Failure to maintain adequate levels of capital could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition. As of June 30, 2017, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $3.3 billion of our consolidated net assets.
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum Risk-to-capital ratio. The most common Statutory RBC Requirement imposed by the 16 RBC States is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, a mortgage insurer must satisfy a minimum policyholder position, which is calculated based on both risk and surplus levels (“MPP Requirement”). Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement or MPP Requirement of that state, the mortgage insurer may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s state of domicile, Pennsylvania, is not one of the RBC States. The statutory capital requirements for the non-RBC States are de minimis (ranging from $1 million to $5 million); however, the insurance laws of these states generally grant broad supervisory powers to state agencies or officials to enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business.
Radian Guaranty was in compliance with the Statutory RBC Requirements or MPP Requirements, as applicable, in each of the RBC States as of June 30, 2017. The NAIC is in the process of developing a new Model Act for mortgage insurers, which is expected to include, among other items, new capital adequacy requirements for mortgage insurers. In May 2016, a working group of state regulators released an exposure draft of a risk-based capital framework to establish capital requirements for mortgage insurers. While the outcome and timing of this process are uncertain, the new Model Act, if and when finalized by the NAIC, has the potential to increase capital requirements in those states that adopt the Model Act. However, we continue to believe the changes to the Model Act will not result in financial requirements that require greater capital than the level currently required under the PMIERs financial requirements. See Note 1 of Notes to Consolidated Financial Statements in our 2016 Form 10-K for information regarding the PMIERs.
On March 31, 2017, we reallocated $175 million of capital, in the form of cash and marketable securities, from Radian Guaranty to Radian Reinsurance. The reallocation was accomplished by way of an extraordinary dividend, approved by the Pennsylvania Department of Insurance, from Radian Guaranty to Radian Group, and a simultaneous capital contribution from Radian Group to Radian Reinsurance in the same amount. These transactions resulted in a $175 million decrease in Radian Guaranty’s statutory policyholders’ surplus (i.e., statutory capital and surplus) and a corresponding increase in Radian Reinsurance’s statutory policyholders’ surplus. At June 30, 2017, the statutory policyholders’ surplus of Radian Reinsurance was $324.4 million, compared to $147.6 million at December 31, 2016. The reallocation of capital had no impact on Radian Guaranty’s Available Assets under the PMIERs, because Radian Reinsurance is currently an exclusive affiliated reinsurer of Radian Guaranty and, as such, its assets currently are included in Radian Guaranty’s Available Assets under the PMIERs.

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

	June 30, 2017	December 31, 2016
($ in millions)
RIF, net (1)	$37,374.1	$35,357.8

Common stock and paid-in capital	$1,866.1	$2,041.0
Unassigned earnings (deficit)	(710.0)	(691.3)
Statutory policyholders’ surplus	1,156.1	1,349.7
Contingency reserve	1,460.9	1,260.6
Statutory capital	$2,617.0	$2,610.3

Risk-to-capital	14.3:1	13.5:1
______________________

(1)	Excludes risk ceded through reinsurance contracts (to third parties and affiliates) and RIF on defaulted loans.
The net increase in Radian Guaranty’s Risk-to-capital in the first six months of 2017 was primarily due to an increase in RIF without a change in overall statutory capital for the six-month period. Statutory capital remained flat primarily due to the reallocation of $175 million of capital from Radian Guaranty to Radian Reinsurance, as described above, combined with a $30.6 million net decrease in Radian Guaranty’s net admitted deferred tax assets and a $15.2 million increase in non-admitted assets related to leasehold improvements that are primarily associated with our new corporate headquarters, which had the effect of decreasing statutory policyholders’ surplus. Offsetting these decreases was Radian Guaranty’s statutory net income of $229.8 million for the first six months of 2017.
The Risk-to-capital ratio for our combined mortgage insurance operations was 13.4 to 1 as of June 30, 2017, compared to 13.6 to 1 as of December 31, 2016.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report, and our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Form 10-K, for a more complete understanding of our financial position and results of operations. Certain terms and acronyms used throughout this report are defined in the Glossary of Abbreviations and Acronyms included as part of this report. In addition, investors should review the “Cautionary Note Regarding Forward-Looking Statements—Safe Harbor Provisions” above and “Item 1A. Risk Factors” in our 2016 Form 10-K for a discussion of those risks and uncertainties that have the potential to adversely affect our business, financial condition, results of operations, cash flows or prospects. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.

Overview
We have two business segments—Mortgage Insurance and Services. Our Mortgage Insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, to mortgage lending institutions nationwide. We provide our mortgage insurance products mainly through our wholly-owned subsidiary, Radian Guaranty. Our Services segment currently provides analytics and outsourced services, including residential loan due diligence and underwriting, valuations, servicing surveillance, title and escrow, and consulting services. We provide these services to buyers and sellers of, and investors in, mortgage- and real estate-related loans and securities as well as other consumer ABS. These services and solutions are provided primarily through Clayton and its subsidiaries, including Green River Capital, Red Bell and ValuAmerica.
Operating Environment and Business Strategy
Operating Environment. As a seller of mortgage credit protection and mortgage and real estate products and services, our results are subject to macroeconomic conditions and specific events that impact the mortgage origination environment, the credit performance of our underlying insured assets and the business opportunities for our Services business.
Lending laws and regulations enacted in response to the financial crisis have resulted in increased regulation and regulatory scrutiny and a more restrictive credit environment that has limited the growth of the mortgage industry. Although this more restrictive credit environment resulted in overall improvement in credit quality, it also made it more challenging for many first-time home buyers to finance a home and has limited the number of loans available for private mortgage insurance. In response to first-time homebuyer demand and affordability considerations, lenders and the GSEs recently have introduced new mortgage lending products, including mortgage lending products that accommodate higher LTVs, including LTVs greater than 95%, that may help to offset some of the constraints caused by the more restrictive credit environment. As a result of these new products, the industry is experiencing a shift in the mix of mortgage lending products toward higher LTVs. See “Results of Operations—Mortgage Insurance—NIW, IIF, RIF” for additional information regarding our portfolio mix and the mortgage industry.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The overall improvements in the U.S. economy and the housing finance market since the financial crisis have led to increased home purchase activity and, due to the low interest rate environment, especially refinance transactions. However, as rates recently have begun to increase, refinance activity has declined and in 2017 we are experiencing an increase in home purchase transactions and a decrease in refinance transactions compared to 2016. Notwithstanding the reduction in refinance transactions and the expectation of an overall smaller mortgage origination market in 2017 compared to 2016, since private mortgage insurance is more likely to be used in a purchase transaction than a refinance transaction, we expect that the mortgage insurance market for 2017 will be only modestly smaller than 2016. We have recently observed that the increase in home purchase activity has resulted in home price appreciation and a declining inventory of homes available for sale, which may limit the pace of future industry growth until additional homes become available.
Our Post-legacy loan originations have consisted primarily of high credit quality loans with significantly better credit performance than the loans in our Legacy Portfolio. As of June 30, 2017, our portfolio of business written in this improving Post-legacy credit environment, including HARP refinancings, represented 90% of our total primary RIF. The combination of an improved portfolio mix and favorable credit trends has had a significant positive impact on our results of operations. As we have continued to write a high volume of insurance on high credit quality loans, the negative impact from losses in our Legacy Portfolio has been significantly reduced. The number of total new primary mortgage insurance defaults in our insured portfolio declined by 7.1% in the six months ended June 30, 2017, compared to the same period in 2016. Similarly, our primary default rate of 2.6% at June 30, 2017 declined from 3.4% at June 30, 2016.
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
The positive macroeconomic and credit trends following the financial crisis encouraged new entrants to join the private mortgage insurance industry, and more recently, there has been consolidation among industry participants. Pricing has always been competitive in the mortgage insurance industry and price competition has continued as these newer entrants have sought to gain a greater presence in the market while more established industry participants seek to defend their market share and customer relationships. As a result of this competitive environment, recent pricing trends have included: (i) the continued use of a spectrum of filed rates to allow for formulaic, risk-based pricing (commonly referred to as “black-box” pricing); (ii) the use of customized (often discounted) rates on lender-paid, Single Premium Policies and to a more limited extent, on borrower-paid Monthly Premium Policies; and (iii) reductions by certain of our competitors of their standard rates for lender-paid Single Premium Policies. In the first half of 2016, there were widespread pricing changes made by private mortgage insurers. Since then, pricing throughout the industry has been relatively stable with respect to borrower-paid Monthly Premium Policies, although private mortgage insurance pricing continues to be subject to the overall competitive environment.
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
The PMIERs specifically provide that the factors that are applied to determine a mortgage insurer’s Minimum Required Assets are to be updated every two years. The GSEs have recently informed us that they expect updates to the PMIERs will become effective in the fourth quarter of 2018. Based on this timing, we expect to receive a draft of the recommended changes late this year and to then engage in an iterative process with the GSEs and FHFA before the updated PMIERs are finalized. The GSEs will provide approved insurers with an implementation period of at least 180 days after the updated requirements are finalized and prior to their effective date. See “Liquidity and Capital Resources—Radian Group—Short-Term Liquidity Needs” and Note 1 of Notes to Condensed Consolidated Financial Statements for additional information.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

While the overall improvements in the U.S. economy generally and the housing finance market specifically have positively impacted the performance of our Mortgage Insurance business, this has not resulted in the business and growth opportunities for certain of our Services segment business lines that we had anticipated and forecasted. Among other things, highly competitive conditions and decreased demand for certain services have limited the volume of business for certain of our Services segment business lines, as further discussed below. Additionally, the continued lack of a meaningful securitization market has significantly limited the growth opportunities for our Services segment.
Business Strategy. Consistent with our long-term strategic objectives highlighted below, our business strategy is focused on growing our businesses, diversifying our revenue sources and increasing our fee-based revenues, while at the same time integrating our product offerings and processes more effectively and enhancing our operations. As discussed further below, based on our strategic review of the Services business lines to date, the Company is refining its strategy for this business and has determined to restructure the Services business in order to make the changes that we believe are necessary to reposition this business for sustained profitability.

RADIAN’S LONG-TERM STRATEGIC OBJECTIVES
• Grow and diversify earnings per share while maintaining attractive returns on equity
     » Write high-quality and profitable NIW
     » Position our Services business to drive profitability by growing fee-based revenue streams that are more predictable and recurring
     » Diversify earnings by expanding our mortgage credit-risk products beyond traditional mortgage insurance, while balancing the appropriate risk and return profile

• Coordinate innovative product offerings and delivery to the marketplace, including integrated Mortgage Insurance and Services solutions
• Implement operational excellence initiatives to enhance our culture of continuous improvement
In our mortgage insurance business, we monitor competitive and economic factors while seeking to balance both profitability and market share considerations in developing our strategies. We have taken a disciplined, risk-based approach to establishing our premium rates and writing a mix of business that we expect to produce our targeted level of returns on a blended basis and an acceptable level of NIW. See “Results of Operations—Mortgage Insurance—NIW, IIF, RIF.”
Our growth strategy includes leveraging our core expertise in mortgage credit risk management and expanding our presence in the mortgage finance industry. During 2016 and 2017, we have participated in new Front-end credit risk transfer programs developed by Fannie Mae and Freddie Mac as part of their initiative to increase the role of private capital in the mortgage market. We expect to continue to participate in these programs in the future, subject to availability and our evaluation of risk-adjusted returns. We participate in these programs as part of a panel of mortgage insurance company affiliates in writing credit insurance policies on loans that are to be purchased by the GSEs in the future (i.e., Front-end), subject to certain pre-established credit parameters. These transactions provide the GSEs with credit risk coverage on a flow basis that is incremental to primary mortgage insurance. In these transactions the credit risk coverage becomes effective as each loan is acquired by the GSE. During 2017 we also have participated in a similar credit risk transfer program covering existing loans in GSE portfolios (i.e., Back-end). As of June 30, 2017, the total RIF under the Front-end and Back-end credit risk transfer transactions was $45.7 million. Based on our commitments outstanding under these credit risk transfer transactions at June 30, 2017, in the future total RIF under these transactions may grow to as much as $94.8 million.
We will only experience claims under these Front-end and Back-end credit risk transfer transactions if both the borrower’s equity and the existing primary mortgage insurance are depleted. The GSEs retain the first losses on these credit risk transfer transactions, ranging from approximately 35 to 50 basis points. Radian would then be responsible to cover the next tier of losses, up to an aggregate total loss level ranging from approximately 300 to 325 basis points.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Our Services business is a fee-based business that provides a diverse array of services to participants in multiple facets of the residential real estate and mortgage finance markets. As discussed above, notwithstanding the improvement in the U.S. economy and the housing and finance market, our Services business has not met expectations. The financial results in certain of our Services business lines have been negatively impacted by, among other things: (i) competition, including price competition and development of alternative products and services that compete with the products and services we offer; (ii) a decrease in the demand for certain products and services as our customers are relying on internal resources rather than outsourcing; (iii) lower than expected customer acceptance for certain of our Services products and services; and (iv) delays in the realization of efficiencies and margin improvements associated with technology initiatives. After joining the Company in March 2017, our newly appointed Chief Executive Officer initiated a strategic review of this business that is ongoing. Based on this strategic review to date, in the second quarter of 2017 we made several decisions with respect to business strategy for this segment in order to reposition the Services business to drive future growth and profitability. We determined that we would discontinue certain business initiatives and we plan to rationalize expenses and focus on our core products and services that have higher growth potential and are expected to produce more predictable and recurring fee-based revenue streams over time. We plan to focus our efforts on those products and services that better align with our market expertise and the needs of our customers. Our strategic decisions to date, combined with the decrease in projected volumes based on current market trends, resulted in a significant reduction in expected future net cash flows for the Services business compared to our previous projections and we determined that an impairment of the goodwill and other intangible assets related to the Services segment was required. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Our strategic assessment of the Services business is continuing. As discussed above, based on the strategic review of the Services business lines to date, we have determined to restructure this business and currently expect to incur charges relating to the changes we believe are necessary to reposition this business for sustained profitability. While the restructuring plans are not final and therefore the total expected restructuring charges cannot be estimated at this time, we currently expect that these charges would not exceed $25 million on a pretax basis and, depending on the finalization and implementation of our restructuring plans, such charges could be materially less. As we reposition our Services business, we plan to continue to focus on using the products and services provided by our Services segment to complement our Mortgage Insurance business. This strategy is designed to satisfy demand in the market, grow our fee-based revenues, strengthen our existing mortgage insurance customer relationships, attract new customers and differentiate us from our mortgage insurance peers.
2017 Developments
During the second quarter of 2017, we recorded a goodwill impairment charge of $184.4 million, as well as an impairment charge for other intangible assets of $15.8 million, in each case related to our Services segment. As discussed above, these charges were primarily due to changes in expectations regarding the future growth of certain Services product lines resulting from changes in our business strategy, combined with market trends observed during the second quarter of 2017 that we expect to persist. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
During the second quarter of 2017, we entered into privately negotiated agreements to purchase a portion of our outstanding Convertible Senior Notes due 2017 in an aggregate principal amount of $21.6 million. We funded the purchases with $31.6 million in cash (plus accrued and unpaid interest due on the purchased notes). These purchases of Convertible Senior Notes due 2017 resulted in a loss on induced conversion and debt extinguishment of $1.2 million. Following these purchases, $0.6 million of the principal amount of the Convertible Senior Notes due 2017 remained outstanding as of June 30, 2017. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on this transaction.
On January 27, 2017, we settled our obligations with respect to the remaining $68.0 million aggregate principal amount of our Convertible Senior Notes due 2019 for a cash payment of $110.1 million, resulting in a loss on induced conversion and debt extinguishment of $4.5 million. As of the settlement date, this transaction resulted in an aggregate decrease of 6.4 million diluted shares for purposes of determining diluted net income per share. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on this transaction.
Key Factors Affecting Our Results
There have been no material changes to the key factors affecting our results that are discussed in our 2016 Form 10-K.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Results of Operations—Consolidated
Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three- and six-month periods ended June 30, 2017 and June 30, 2016 primarily reflect the financial results and performance of our two business segments—Mortgage Insurance and Services. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the basis of our segment reporting, including the related allocations. See “Results of Operations—Mortgage Insurance” and “Results of Operations—Services” for the operating results of these business segments for the three and six months ended June 30, 2017, compared to the same periods in 2016.
In addition to the results of our operating segments, pretax income (loss) is also affected by those factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results” in our 2016 Form 10-K.
The following table highlights selected information related to our consolidated results of operations for the three and six months ended June 30, 2017 and 2016:

			$ Change			$ Change
	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
(In millions, except per-share amounts)	2017	2016 (1)	2017 vs. 2016	2017	2016 (1)	2017 vs. 2016
Pretax income (loss)	$(35.5)	$156.5	$(192.0)	$79.2	$258.9	$(179.7)
Net income (loss)	(27.3)	98.1	(125.4)	49.1	164.4	(115.3)
Diluted net income (loss) per share	(0.13)	0.44	(0.57)	0.22	0.73	(0.51)
Book value per share at June 30	13.54	13.09	0.45	13.54	13.09	0.45

Net premiums earned—insurance	229.1	229.1	—	450.9	450.0	0.9
Services revenue	37.8	40.3	(2.5)	75.8	73.1	2.7
Net investment income	30.1	28.8	1.3	61.1	56.0	5.1
Net gains (losses) on investments and other financial instruments	5.3	30.5	(25.2)	2.5	61.8	(59.3)
Provision for losses	17.2	49.7	32.5	64.1	92.7	28.6
Cost of services	25.6	27.4	1.8	54.0	50.9	(3.1)
Other operating expenses	68.8	63.2	(5.6)	137.1	120.4	(16.7)
Interest expense	16.2	22.5	6.3	32.1	44.1	12.0
Loss on induced conversion and debt extinguishment	1.2	2.1	0.9	5.7	57.7	52.0
Impairment of goodwill	184.4	—	(184.4)	184.4	—	(184.4)
Amortization and impairment of other intangible assets	18.9	3.3	(15.6)	22.2	6.6	(15.6)
Income tax provision (benefit)	(8.1)	58.4	66.5	30.1	94.6	64.5

Adjusted pretax operating income (2)	$163.8	$131.4	$32.4	$289.0	$261.6	$27.4
______________________

(1)
Reflects changes made during the fourth quarter of 2016 to align our segment reporting structure concurrent with changes in personnel reporting lines and management oversight related to contract underwriting performed on behalf of third parties. Revenue and expenses for this business are now reflected in the Services segment. As a result, Services revenue and cost of services have increased, with offsetting reductions in Mortgage Insurance other income and other operating expenses. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

(2)	See “—Use of Non-GAAP Financial Measure” below.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Net Income (Loss). As discussed in more detail below, our results for the three and six months ended June 30, 2017, as compared to the same periods in 2016, primarily reflect: (i) the impairment of goodwill and other intangible assets related to the Services segment; (ii) a decrease in net gains on investments and other financial instruments; and (iii) an increase in other operating expenses. Partially offsetting these items is: (i) an income tax benefit, primarily associated with the impairments of goodwill and other intangible assets; (ii) a decrease in the provision for losses; and (iii) lower interest expense. See “Results of Operations—Mortgage Insurance” and “Results of Operations—Services” for more information on our segment results, and Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our goodwill and other intangible assets.
Diluted Net Income (Loss) Per Share. The change in diluted net income (loss) per share for the three and six months ended June 30, 2017 was unfavorable compared to the same periods in 2016, primarily due to the changes in net income (loss), as discussed above, partially offset by the decrease in average diluted shares. The average diluted shares decreased from 226.2 million shares and 232.9 million shares for the three and six months ended June 30, 2016, respectively, to 215.2 million shares and 220.5 million shares, respectively, for the same periods in 2017. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.
The decrease in average diluted shares for the six months ended June 2017 is primarily due to the full-year impact of the series of capital management transactions effected in 2016. In addition, in January 2017, we settled our obligations with respect to the remaining $68.0 million aggregate principal amount of our Convertible Senior Notes due 2019 which, as of the settlement date, resulted in an aggregate decrease of 6.4 million diluted shares for purposes of determining diluted net income per share. See “Overview—2017 Developments” above and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—2016 and Other Recent Capital Management Developments” in our 2016 Form 10-K.
The decrease in diluted shares for the three months ended June 30, 2017, is primarily a result of our net loss, which caused our common stock equivalents under our share-based compensation arrangements and our convertible debt to be anti-dilutive, and therefore excluded from the calculation of average diluted shares.
Book Value Per Share. The increase in book value per share from $13.39 at December 31, 2016 to $13.54 at June 30, 2017 is primarily due to net income and the increase in unrealized gains in other comprehensive income, partially offset by the equity impact of the cash settlements of our obligations on the Convertible Senior Notes due 2017 and 2019, as shown in the chart below. The impact of net income included a charge of $0.61 per share for impairment of goodwill and other intangible assets. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements.
______________________

(1)
All book value per share items above are calculated based on 214.5 million shares outstanding as of December 31, 2016, except for the June 30, 2017 book value per share, which was calculated based on 215.2 million shares outstanding as of June 30, 2017.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

(2)	The $0.23 impact of net income on book value per share includes an impact of $0.61 per share resulting from the impairment of goodwill and other intangible assets.

(3)
Reflects the net equity impact of the extinguishment of the remaining Convertible Senior Notes due 2019 and the purchases of a portion of the Convertible Senior Notes due 2017, excluding the loss on conversion and debt extinguishment, which is included in net income.

The amount of goodwill and other intangible assets included in book value per share decreased significantly, from $1.29 per share at December 31, 2016 to $0.32 at June 30, 2017, primarily due to the impairment of goodwill and other intangible assets, in each case related to the Services segment, as shown in the chart below.
Services Revenue and Cost of Services. Services revenue and cost of services represent amounts related to our Services segment. See “Results of Operations—Services” below for more information.
Net Investment Income. For the three and six months ended June 30, 2017 and 2016, net investment income represents investment income from investments held at Radian Group that are allocated to the Mortgage Insurance segment and investment income from investments held by the Mortgage Insurance segment. See “—Results of Operations—Mortgage Insurance” for more information.
Net Gains (Losses) on Investments and Other Financial Instruments. The decrease in net gains (losses) on investments and other financial instruments is primarily due to the fair market value impact of a smaller decline in market interest rates during the first half of 2017 than during the same period in 2016. The components of the net gains (losses) on investments and other financial instruments for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net unrealized gains (losses) related to change in fair value of trading securities and other investments	$6.9	$27.7	$12.2	$62.9
Net realized gains (losses) on investments	(1.2)	1.6	(9.4)	(4.0)
Other-than-temporary impairment losses	(1.0)	—	(1.0)	—
Net gains (losses) on other financial instruments	0.6	1.2	0.7	2.9
Net gains (losses) on investments and other financial instruments	$5.3	$30.5	$2.5	$61.8

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Other Operating Expenses. Other operating expenses for the three months ended June 30, 2017, as compared to the same period in 2016, reflect an increase primarily due to: (i) certain expenses accrued to defend and potentially resolve certain outstanding legal matters; (ii) increases in technology expenses associated with a significant investment in upgrading our systems; and (iii) a decrease in ceding commissions. This increase was partially offset by lower compensation expense, including variable incentive-based compensation. The expense associated with the annual grants of new equity-settled long-term incentive awards was lower as compared to the same period in 2016, primarily due to the higher acceleration of such expense for retirement-eligible employees in 2016.
In addition to the items discussed above for the three months ended June 30, 2017, other operating expenses for the six months ended June 30, 2017, as compared to the same period in 2016, also reflect an increase and included $4.5 million of expenses associated with retirement and consulting agreements entered into in February 2017 with our former Chief Executive Officer. We expect to recognize additional expenses associated with the retirement and consulting agreements throughout 2017. A significant amount of the compensation provided for under the retirement and consulting agreements is performance-based, and therefore, a portion of both the current and future expenses associated with these arrangements are subject to change, based on the Company’s and former Chief Executive Officer’s future performance.
Interest Expense. Interest expense for the three and six months ended June 30, 2017 decreased compared to the same periods in 2016. This decrease was primarily due to reductions in interest expense from: (i) our August 2016 redemption of the remaining $195.5 million aggregate principal amount of our Senior Notes due 2017; (ii) our January 2017 settlement of the remaining $68.0 million aggregate principal amount of our Convertible Senior Notes due 2019; and (iii) our purchases during 2016 of $322.0 million aggregate principal amount of Convertible Senior Notes due 2019. For the six months ended June 30, 2017, these reductions were partially offset by increased interest expense from the March 2016 issuance of $350 million aggregate principal amount of 7.000% Senior Notes due 2021. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Loss on Induced Conversion and Debt Extinguishment. During the second quarter of 2017, we entered into privately negotiated agreements to purchase a portion of our outstanding Convertible Senior Notes due 2017 in an aggregate principal amount of $21.6 million. We funded the purchases with $31.6 million in cash (plus accrued and unpaid interest due on the purchased notes). These purchases of Convertible Senior Notes due 2017 resulted in a loss on induced conversion and debt extinguishment of $1.2 million.
During the first quarter of 2017, the settlement of our obligations on the remaining Convertible Senior Notes due 2019 resulted in a loss on debt extinguishment of $4.5 million, representing the difference between the fair value and the carrying value, net of unamortized issuance costs, of the liability component of the Convertible Senior Notes due 2019.
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
Impairment of Goodwill. During the second quarter of 2017, we recorded a goodwill impairment charge of $184.4 million, as well as an impairment charge for other intangible assets of $15.8 million, in each case related to our Services segment. These charges were primarily due to changes in expectations regarding the future growth of certain Services product lines, resulting from decisions to change our business strategy, combined with market trends observed during the second quarter of 2017 that we expect to persist. As a result, as of June 30, 2017 the remaining balances of goodwill and other intangible assets reported in our condensed consolidated balance sheet were $10.9 million and $58.9 million, respectively. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Income Tax Provision (Benefit). Our effective tax rate was 22.9% and 38.0% for the three and six months ended June 30, 2017, respectively, compared to 37.3% and 36.5% for the same periods in 2016. For the three months ended June 30, 2017, the change from our federal statutory tax rate of 35% was primarily due to the tax impact of discrete items. The impact of discrete items may fluctuate from period to period and their impact on the effective tax rate for 2017 was more significant due to the relative size of our pretax income (loss) in 2017 as compared to 2016. The change from our federal statutory tax rate of 35% for the six months ended June 30, 2017, was primarily due to state and local income taxes and was partially offset with the tax benefit associated with the accounting for uncertain tax positions. Our tax rates for the three and six months ended June 30, 2016, were primarily impacted by the non-deductible portions of the purchase premiums relating to our Convertible Senior Notes due 2017 and 2019.

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
Adjusted pretax operating income is defined as GAAP consolidated pretax income (loss) excluding the effects of: (i) net gains (losses) on investments and other financial instruments; (ii) loss on induced conversion and debt extinguishment; (iii) acquisition-related expenses; (iv) amortization or impairment of goodwill and other intangible assets; and (v) net impairment losses recognized in earnings.
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

(4)
Amortization or impairment of goodwill and other intangible assets. Amortization of intangible assets represents the periodic expense required to amortize the cost of intangible assets over their estimated useful lives. Intangible assets with an indefinite useful life are also periodically reviewed for potential impairment, and impairment adjustments are made whenever appropriate. These charges are not viewed as part of the operating performance of our primary activities and therefore are excluded from our calculation of adjusted pretax operating income (loss).

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

Total adjusted pretax operating income is not a measure of total profitability, and therefore should not be considered in isolation or viewed as a substitute for GAAP pretax income (loss). Our definition of adjusted pretax operating income may not be comparable to similarly-named measures reported by other companies.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following table provides a reconciliation of the most comparable GAAP measure, consolidated pretax income (loss), to our non-GAAP financial measure for the consolidated company, adjusted pretax operating income:

Reconciliation of Consolidated Non-GAAP Financial Measure
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Consolidated pretax income (loss)	$(35,474)	$156,547	$79,196	$258,949
Less income (expense) items:
Net gains (losses) on investments and other financial instruments	5,331	30,527	2,480	61,813
Loss on induced conversion and debt extinguishment	(1,247)	(2,108)	(5,703)	(57,678)
Acquisition-related (expenses) benefits (1)	(64)	54	(72)	(151)
Impairment of goodwill	(184,374)	—	(184,374)	—
Amortization and impairment of other intangible assets	(18,856)	(3,311)	(22,152)	(6,639)
Total adjusted pretax operating income (2)	$163,736	$131,385	$289,017	$261,604

______________________

(1)	Acquisition-related expenses represent expenses incurred to effect the acquisition of a business, net of adjustments to accruals previously recorded for acquisition expenses.

(2)	Total adjusted pretax operating income consists of adjusted pretax operating income (loss) for each segment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Adjusted pretax operating income (loss):
Mortgage insurance (a)	$170,361	$137,136	$304,994	$277,302
Services (a)	(6,625)	(5,751)	(15,977)	(15,698)
Total adjusted pretax operating income	$163,736	$131,385	$289,017	$261,604

______________________

(a)	Includes inter-segment expenses and revenues as disclosed in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Results of Operations—Mortgage Insurance
Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016
The following table summarizes our Mortgage Insurance segment’s results of operations for the three and six months ended June 30, 2017 and 2016:

			$ Change			$ Change
	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
(In millions)	2017	2016 (1)	2017 vs. 2016	2017	2016 (1)	2017 vs. 2016
Adjusted pretax operating income (2)	$170.4	$137.1	$33.3	$305.0	$277.3	$27.7
Net premiums written—insurance (3)	241.3	232.4	8.9	466.0	258.7	207.3
(Increase) decrease in unearned premiums	(12.2)	(3.3)	(8.9)	(15.1)	191.4	(206.5)
Net premiums earned—insurance	229.1	229.1	—	450.9	450.0	0.9
Net investment income	30.1	28.8	1.3	61.1	56.0	5.1
Provision for losses	17.7	50.1	32.4	64.9	93.4	28.5
Other operating expenses (4)	53.8	48.7	(5.1)	107.3	90.5	(16.8)
Interest expense	11.7	18.1	6.4	23.3	35.2	11.9
______________________

(1)
Reflects changes made during the fourth quarter of 2016 to align our segment reporting structure concurrent with changes in personnel reporting lines and management oversight related to contract underwriting performed on behalf of third parties. Revenue and expenses for this business are now reflected in the Services segment. As a result, Services revenue, cost of services and other operating expenses have increased, with offsetting reductions in Mortgage Insurance other income and other operating expenses. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

(2)	Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments.

(3)	Net of ceded premiums written under the QSR Transactions and the Single Premium QSR Transaction. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.

(4)
Includes allocation of corporate operating expenses of $15.9 million and $30.1 million for the three and six months ended June 30, 2017, respectively, and $14.3 million and $23.6 million for the three and six months ended June 30, 2016, respectively.

Adjusted Pretax Operating Income. Our Mortgage Insurance segment’s adjusted pretax operating income increased for the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily reflecting a decrease in the provision for losses and a decrease in interest expense. The impact of these increases in adjusted pretax operating income was partially offset by higher other operating expenses.
NIW, IIF, RIF
A key component of our current business strategy is to grow our mortgage insurance business by writing insurance on high-quality mortgages in the U.S. Consistent with this objective, we wrote $14.3 billion and $24.4 billion of primary new mortgage insurance in the three and six months ended June 30, 2017, respectively, compared to $12.9 billion and $21.0 billion in the three and six months ended June 30, 2016, respectively. The combination of our NIW and a higher persistency rate resulted in an increase in IIF, from $183.5 billion at December 31, 2016 to $191.6 billion at June 30, 2017.
The 11.0% and 16.2% increases in NIW for the three and six months ended June 30, 2017, compared to the same periods in 2016, are primarily attributable to an increase in purchase mortgage originations overall as well as an increase in our share of the MI market, partially offset by a decline in refinance originations. We believe total mortgage originations were lower for the three and six months ended June 30, 2017, as compared to the comparable periods in 2016, primarily resulting from a decrease in refinance mortgage originations due to the slightly higher interest rate environment, partially offset by an increase in home purchase mortgage volume due to favorable economic conditions. Because the penetration rate for mortgage insurance is three to five times higher on purchase originations than on refinancing transactions, the mortgage insurance market increased during the first half of 2017, compared to the same period in 2016, despite the decline in total mortgage originations.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Although it is difficult to project future volumes, industry sources currently expect the mortgage origination market for the full year 2017 to decline approximately 17% compared to 2016, driven by a decline in refinance originations of approximately 43% as a result of anticipated higher interest rates, partially offset by an expected increase in purchase originations of approximately 6%. However, due to the higher private mortgage insurance penetration on purchase originations compared to refinancing transactions, as mentioned above, we expect the private mortgage insurance market to be only modestly smaller for the full year 2017 compared to 2016. As a result, we expect our NIW in 2017 to be comparable to our $50.5 billion of NIW written in 2016.
We monitor competitive and economic factors while seeking to balance both profitability and market share considerations in developing our strategies. As demonstrated by our strong NIW generated in the three and six months ended June 30, 2017, we believe we remain well positioned to compete for the high-quality business being originated today, including the generally more profitable, borrower-paid monthly premium business, while at the same time maintaining projected returns on NIW within our targeted ranges. Our pricing is risk-based and is intended to align with the capital requirements under the PMIERs, while considering pricing trends within the private mortgage insurance industry. As a result, our pricing is expected to generate relatively consistent returns across the credit spectrum and to provide relatively stable expected loss ratios in periods of further credit expansion.
Over the life of the policies, we expect that our current pricing (including the impact of the Single Premium QSR Transaction) will produce returns on required capital on new business on an unlevered basis (i.e., after-tax underwriting returns plus projected investment income) of approximately 13% to 14%, and approximately 17% to 18% on a levered basis (i.e., after-tax returns taking into consideration a targeted corporate debt to capital ratio of less than 30%). Our actual portfolio returns will depend on a number of factors, including economic conditions, the mix of NIW that we are able to write, our pricing and the amount of reinsurance we use.
Throughout the industry, NIW on mortgage loans with LTVs greater than 95% has been increasing. In general, borrowers who purchase a home with mortgage insurance tend to have higher LTVs than borrowers who refinance with mortgage insurance. With purchase volume becoming a larger proportion of total originations and access to credit continuing to steadily expand, the proportion of higher-LTV lending in the market has therefore increased. As further described below, additional primary factors contributing to an increase in the industry’s NIW on mortgage loans with LTVs greater than 95% include: (i) GSE program enhancements and guideline changes and (ii) recent lender response to market demands, particularly in light of increasing demand from first-time homebuyers. These primary drivers have been further supported by FHA regulatory enforcement actions that may cause lenders to choose GSE execution over the FHA, as well as the widespread private mortgage insurance pricing changes that occurred in the first half of 2016.
As the demand from first-time homebuyers has increased, the mortgage industry has been responding by expanding high-LTV lending. Recently enhanced GSE programs, including Fannie Mae’s HomeReady program and Freddie Mac’s Home Possible and Home Possible Advantage programs, are designed to make home ownership more affordable for low- to moderate-income borrowers, particularly in low-income or under-served communities. These programs include features such as: (i) lower down payments; (ii) gifts and grants as a source of funds for down payment and closing costs; (iii) improved affordability through a reduced mortgage insurance coverage requirement and GSE risk-based pricing waivers; and (iv) homeownership education options. As a result of all of these factors, home purchases by first-time homebuyers, who traditionally require mortgage loans with higher LTVs, are becoming an increasingly significant portion of the total market.
As a percentage of our total NIW, the level of our purchase origination volume increased and our refinance origination volume decreased during the three- and six-month periods ended June 30, 2017, compared to the same periods in 2016. As a percentage of our total NIW, the volume of our NIW on mortgage loans with LTVs greater than 95% also increased during the three- and six-month periods ended June 30, 2017, compared to the same periods in 2016, primarily driven by the various factors discussed above. However, despite these recent volume increases, the proportion of loans with LTVs greater than 95% is significantly lower in our Post-legacy portfolio than in our Legacy Portfolio.
Virtually all of our Post-legacy new mortgage insurance business has been prime business. These loans possess significantly improved credit characteristics compared to our Legacy Portfolio. As compared to our Legacy Portfolio, our Post-legacy portfolio contains mortgages from borrowers with higher FICO scores and fewer mortgages with layered risk that combine multiple higher-risk attributes within the same loan, such as a low FICO score with an investment property, or a low FICO score with a cash-out refinancing. Historical loan data indicates that credit scores and underwriting quality are key drivers of credit performance. These changes have contributed to the improved credit quality of our overall mortgage insurance portfolio, as illustrated below, as of June 30, 2017.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Primary RIF Distribution
Layered Risk (1)	2005-08	2009+
FICO <680 and Cash-out Refinance	7.7%	0.0%
FICO <680 and Original LTV >95	9.4%	0.3%
Investment/Second Home and FICO <=720	2.2%	0.5%
______________________

(1)	Layered risk exists when multiple high-risk attributes are combined within the same loan.
The chart below illustrates the improved composition of our direct primary mortgage insurance RIF at June 30, 2017, based on origination vintages.

IMPROVED COMPOSITION OF MORTGAGE INSURANCE PORTFOLIO

2006-2007 (HARP)(1)
2006-2007 (Non-HARP)
Other Vintages (Non-HARP)
Other Vintages (HARP)
3.5%
5.2%
5.2%
3.1%
$48.9 Billion
Risk in Force
83.0%
2009-2017

______________________

(1)
In 2009, the GSEs began offering HARP loans, which allow a borrower who is not delinquent to refinance a mortgage if the borrower has been unable to take advantage of lower interest rates because the borrower’s home has decreased in value. We exclude HARP loans from our NIW for the period in which the refinance occurs. During the six months ended June 30, 2017, new HARP loans accounted for $45.9 million of newly refinanced loans that were not included in Radian Guaranty’s NIW for the period, compared to $120.3 million for the same period in 2016. The HARP deadline for refinancing is September 30, 2017.

Our Post-legacy Portfolio represents 83.0% of our total mortgage insurance portfolio and continues to increase in proportion to our total primary RIF. The growth of our Post-legacy Portfolio, together with continued improvement in the portfolio as a result of HARP refinancings, among other things, has contributed to the significant improvement in the credit quality of our overall mortgage insurance portfolio. Refinancings under HARP have positively impacted the overall credit quality and composition of our mortgage insurance portfolio because the refinancing generally results in terms under which a borrower has a greater ability to pay and more financial flexibility to cover the loan obligations. As shown in the chart above, the sum of our Post-legacy Portfolio and our HARP refinancings accounted for approximately 90% of our total primary RIF at June 30, 2017. This compares to 88% at December 31, 2016.

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
The following tables provide selected information as of and for the periods indicated related to mortgage insurance NIW, RIF and IIF. Policy years represent the original policy years, and have not been adjusted to reflect subsequent HARP refinancing activity. Primary RIF and IIF amounts at June 30, 2017 include $255 million and $1.0 billion, respectively, related to loans that are subject to the Freddie Mac Agreement. Although we no longer have future claim liability on these loans, we continue to receive premiums on the related loans and the insurance remains in force until the final settlement of the Freddie Mac Agreement on August 29, 2017, and therefore, these loans are included in our primary RIF and IIF. Throughout this report, unless otherwise noted, RIF is presented on a gross basis and includes the amount ceded under reinsurance. NIW, RIF and IIF for direct single premiums include policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically after the loans have been originated).

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2017		2016		2017		2016
Total primary NIW by FICO Score
>=740	$8,836	61.6%	$7,871	60.9%	$15,004	61.5%	$12,587	60.0%
680-739	4,672	32.6	4,165	32.2	7,955	32.6	6,880	32.8
620-679	834	5.8	885	6.9	1,438	5.9	1,525	7.2
Total primary NIW	$14,342	100.0%	$12,921	100.0%	$24,397	100.0%	$20,992	100.0%

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Percentage of primary NIW
Direct Monthly and Other Premiums	77%	74%	76%	73%
Direct Single Premiums	23%	26%	24%	27%

Net Single Premiums (1)	15%	17%	16%	18%

Refinances	9%	18%	12%	18%

LTV
95.01% and above	12.8%	4.8%	11.3%	4.4%
90.01% to 95.00%	47.3%	50.2%	47.3%	50.3%
85.01% to 90.00%	28.8%	31.8%	29.4%	32.3%
85.00% and below	11.1%	13.2%	12.0%	13.0%

Primary risk written	$3,646	$3,256	$6,153	$5,293
______________________

(1)	Represents the percentage of direct single premiums written, after consideration of the 35% single premium NIW ceded under the Single Premium QSR Transaction.

($ in millions)	June 30, 2017	December 31, 2016	June 30, 2016
Primary IIF
Direct Monthly and Other Premiums	68%	68%	68%
Direct Single Premiums	32%	32%	32%

Net Single Premiums (1)	25%	25%	25%

Total Primary IIF	$191,637	$183,450	$177,672

Persistency Rate (12 months ended)	78.5%	76.7%	79.9%
Persistency Rate (quarterly, annualized) (2)	82.8%	76.8%	78.0%
______________________

(1)	Represents the percentage of single premium IIF, after giving effect to all reinsurance ceded.

(2)	The Persistency Rate on a quarterly, annualized basis may be impacted by seasonality or other factors, and may not be indicative of full-year trends.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

($ in millions)	June 30, 2017		December 31, 2016		June 30, 2016
Primary RIF by Premium Type
Direct Monthly and Other Premiums	$33,571	68.6%	$32,136	68.8%	$31,205	68.8%
Direct Single Premiums	15,358	31.4	14,605	31.2	14,119	31.2
Total primary RIF	$48,929	100.0%	$46,741	100.0%	$45,324	100.0%

Net Single Premiums (1)	$10,621	24.5%	$10,161	24.5%	$9,885	24.7%

Primary RIF by Risk Grade
Prime	$47,075	96.2%	$44,708	95.6%	$43,076	95.0%
Alt-A	1,062	2.2	1,168	2.5	1,302	2.9
A minus and below	792	1.6	865	1.9	946	2.1
Total primary RIF	$48,929	100.0%	$46,741	100.0%	$45,324	100.0%

______________________

(1)	Represents the dollar amount and percentage, respectively, of single premium RIF, after giving effect to all reinsurance ceded.

($ in millions)	June 30, 2017		December 31, 2016		June 30, 2016
Total primary RIF by FICO score
>=740	$28,514	58.3%	$26,939	57.6%	$25,897	57.1%
680-739	15,249	31.1	14,497	31.0	13,941	30.8
620-679	4,537	9.3	4,620	9.9	4,739	10.5
<=619	629	1.3	685	1.5	747	1.6
Total primary RIF	$48,929	100.0%	$46,741	100.0%	$45,324	100.0%

Primary RIF on defaulted loans (1)	$1,124		$1,363		$1,398

______________________

(1)	Excludes risk related to loans subject to the Freddie Mac Agreement.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

($ in millions)	June 30, 2017		December 31, 2016		June 30, 2016
Total primary RIF by LTV
95.01% and above	$3,926	8.0%	$3,447	7.4%	$3,211	7.1%
90.01% to 95.00%	25,880	52.9	24,439	52.3	23,397	51.6
85.01% to 90.00%	15,508	31.7	15,208	32.5	15,107	33.3
85.00% and below	3,615	7.4	3,647	7.8	3,609	8.0
Total primary RIF	$48,929	100.0%	$46,741	100.0%	$45,324	100.0%

Percentage of primary RIF
Refinances	20%		21%		22%
Loan Type:
Fixed	97.1%		97.0%		96.5%
Adjustable rate mortgages (fully indexed) (1)	2.2		2.2		2.5
Mortgages with interest only or potential negative amortization	0.7		0.8		1.0
Total	100.0%		100.0%		100.0%

Total primary RIF by policy year
2008 and prior	$8,316	17.0%	$9,143	19.5%	$10,155	22.4%
2009	377	0.8	468	1.0	608	1.3
2010	351	0.7	417	0.9	519	1.2
2011	802	1.7	917	2.0	1,112	2.5
2012	3,279	6.7	3,734	8.0	4,410	9.7
2013	5,235	10.7	5,902	12.6	7,028	15.5
2014	5,000	10.2	5,607	12.0	6,768	14.9
2015	7,890	16.1	8,469	18.1	9,497	21.0
2016	11,608	23.7	12,084	25.9	5,227	11.5
2017	6,071	12.4	—	—	—	—
Total primary RIF	$48,929	100.0%	$46,741	100.0%	$45,324	100.0%

______________________

(1)	“Fully indexed” refers to loans where payment adjustments are equal to mortgage-rate adjustments.
Net Premiums Written and Earned. Net premiums written for the three and six months ended June 30, 2017 increased compared to the same periods in 2016 primarily due to the impact of the increase in NIW. Net premiums written for the six months ended June 30, 2017, compared to the same period in 2016, were also impacted by the implementation of the Single Premium QSR Transaction, effective as of January 1, 2016. At its initial implementation, the Single Premium QSR Transaction resulted in ceding certain single premium IIF written from January 1, 2012 to January 1, 2016, which negatively impacted net premiums written in 2016. See Note 8 of Notes to Consolidated Financial Statements in our 2016 Form 10-K.
Net premiums earned were relatively unchanged for the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily as a result of less accelerated revenue recognition due to fewer Single Premium Policy cancellations during the three and six months ended June 30, 2017, as compared to the same periods in 2016. The impact of the decrease in Single Premium Policy cancellations was offset by decreased ceded premiums, net of profit commissions, and by the impact of our increased level of IIF during the three and six months ended June 30, 2017, as compared to the same periods in 2016.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The table below provides additional information about the components of net premiums earned for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net premiums earned—insurance:
Direct
Premiums earned, excluding revenue from cancellations	$229,883	$224,919	$455,530	$449,782
Single premium cancellations	13,346	24,019	23,761	39,486
Direct premiums earned	243,229	248,938	479,291	489,268

Ceded
Premiums earned, excluding revenue from cancellations	(14,924)	(18,575)	(30,545)	(38,414)
Single premium cancellations	(5,898)	(9,178)	(10,434)	(14,862)
Profit commission—reinsurance	6,682	7,891	12,570	14,025
Ceded premiums, net of profit commission	(14,140)	(19,862)	(28,409)	(39,251)

Assumed premiums earned	7	9	14	18

Total net premiums earned—insurance	$229,096	$229,085	$450,896	$450,035

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
Assuming all other factors remain constant, over the life of the policies prepayment speeds have an inverse impact on the expected revenue from our Monthly Premium Policies. Slower loan prepayment speeds, demonstrated by a higher Persistency Rate, result in increased revenue from Monthly Premium Policies over time, as IIF remains in place and premium payments continue. Earlier than anticipated loan prepayments, demonstrated by a lower Persistency Rate, reduce the revenue from our Monthly Premium Policies. Prepayment speeds may be impacted by changes in interest rates, among other factors. An increasing interest rate environment generally will reduce refinancing activity and result in reduced prepayment speeds, whereas a declining interest rate environment generally will increase the level of refinancing activity and therefore prepayment speeds. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage Insurance—Premiums” in our 2016 Form 10-K.
The ultimate revenue produced by our mortgage insurance business is affected by the impact of mortgage prepayment speeds on the mix of business we write. Because prepayment speeds are difficult to project, our strategy has been to write a mix of Single Premium Policies and Monthly Premium Policies, which we believe balances the overall impact on our results if actual prepayment speeds are significantly different from expectations. The Single Premium QSR Transaction is consistent with our strategy to balance our mix of Single Premium Policies and Monthly Premium Policies. As of June 30, 2017, the impact of all of our third-party quota share reinsurance transactions reduced our Single Premium RIF from 31.4% to 24.5%. See “Overview—Operating Environment and Business Strategy” for more information.
We experienced a decrease in our total mix of Single Premium Policies to 24% of our NIW for the first six months of 2017, as compared to 27% for the first six months of 2016. Because Single Premium Policies are used more frequently in refinancing transactions than purchase transactions, the reduced level of refinancing activity we experienced in the first six months of 2017, compared to the same period in 2016, was a key driver of the decrease in our total mix of Single Premium Policies. Widespread industry pricing changes for Monthly Premium Policies in early 2016 also contributed to the decrease, as the pricing changes led to a subsequent shift in the industry toward Monthly Premium Policies. The level of Single Premium Policies for the first six months of 2016 was also consistent with our deliberate actions related to pricing, including our disciplined approach to offering customized (i.e., non-standard) pricing on lender-paid Single Premium Policies. We expect our production level for Single Premium Policies to vary over time based on factors that include risk-return and risk-mix considerations, as well as market conditions.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Approximately 62% of the loans in our total primary mortgage insurance portfolio at June 30, 2017 have Monthly Premium Policies that provide a level monthly premium for the first 10 years of the policy, followed by a reduced level monthly premium thereafter. If a loan is refinanced under HARP, the initial 10-year period is reset. Due to the borrower’s ability to cancel the policy, generally when the LTV reaches 80% of the original unpaid principal balance, and the automatic cancellation of the policy when the LTV reaches 78% of the unpaid principal balance, the volume of loans that remain insured after 10 years and would be subject to the premium reset is generally not material in relation to the total loans originated. However, in the event the volume of loans resetting from year to year varies significantly, the trend in earned premiums may also vary.
Net Premiums Written and Earned—Ceded. Historically, we have entered into reinsurance transactions as part of our capital and risk management activities.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
QSR Transactions
% of total direct premiums written	1.9%	2.9%	2.1%	3.2%
% of total direct premiums earned	3.1%	4.5%	3.2%	4.6%

Single Premium QSR Transaction
% of total direct premiums written	5.3%	4.6%	4.6%	43.1%
% of total direct premiums earned	2.6%	2.9%	2.5%	2.7%

First-Lien Captives
% of total direct premiums written	0.1%	0.5%	0.1%	0.7%
% of total direct premiums earned	0.1%	0.5%	0.1%	0.7%
Net Investment Income. Increasing short-term yields and fully investing toward our targeted investment mix increased investment income for the three and six months ended June 30, 2017, compared to the same periods in 2016. All periods include full allocation to the Mortgage Insurance segment of net investment income from investments held at Radian Group.
Provision for Losses. The following table details the significant components of our provision for losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Current period defaults (1)	$45.3	$44.8	$88.9	$101.0
Prior period defaults (2)	(28.2)	5.1	(24.7)	(8.4)
Other	0.6	0.2	0.7	0.8
Provision for losses	$17.7	$50.1	$64.9	$93.4

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
Our mortgage insurance provision for losses for the three and six months ended June 30, 2017 decreased by $32.4 million and $28.5 million, respectively, compared to the same periods in 2016. Reserves established for new default notices were the primary driver of our total incurred losses for the three and six months ended June 30, 2017 and 2016. Current period primary defaults decreased by 10.2% and 7.1%, respectively, for the three and six months ended June 30, 2017, compared to the same periods in 2016. Our gross Default to Claim Rate assumption for new primary defaults was 11.0% as of June 30, 2017, compared to 12.5% as of June 30, 2016. This reduction in estimated Default to Claim Rates, which was based on observed trends, contributed to the reduction in the portion of our provision for losses related to new defaults in the three and six months ended June 30, 2017, compared to the same periods in 2016.
Our provision for losses for the six-month periods ended June 30, 2017 and 2016 was reduced by positive reserve development on prior period defaults, primarily due to reductions in certain Default to Claim Rate assumptions based on observed trends of higher Cures than were previously estimated on those prior period defaults. We also observed positive development on prior period defaults for the three months ended June 30, 2017, in comparison to the slight adverse development recorded on prior period defaults in the three months ended June 30, 2016, primarily due to the effect of changes in Default to Claim Rate assumptions.
Our primary default rate at June 30, 2017 was 2.6% compared to 3.2% at December 31, 2016. Our primary defaulted inventory comprised 23,755 loans at June 30, 2017, compared to 29,105 loans at December 31, 2016, representing a decrease of 18.4%. The reduction in our primary defaulted inventory is the result of the total number of defaulted loans: (i) that have cured; (ii) for which claim payments have been made; or (iii) that have resulted in net Rescissions and Claim Denials, collectively, exceeding the total number of new defaults on insured loans. The shift in our portfolio composition toward more recent vintages is expected to result in increasing levels of defaults from the Post-Legacy Portfolio, consistent with typical default seasoning patterns. However, we expect that the reductions in Legacy Portfolio defaults will outpace those increases in 2017. Therefore, we currently expect total new defaults for 2017 to continue to decrease throughout the year as compared to the prior year periods.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following table shows the number of primary loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	June 30, 2017	December 31, 2016	June 30, 2016
Default Statistics—Primary Insurance:
Total Primary Insurance
Prime
Number of insured loans	879,926	849,227	826,511
Number of loans in default	15,664	19,101	19,025
Percentage of loans in default	1.78%	2.25%	2.30%
Alt-A
Number of insured loans	24,089	26,536	29,445
Number of loans in default	3,366	4,193	4,820
Percentage of loans in default	13.97%	15.80%	16.37%
A minus and below
Number of insured loans	24,864	27,115	29,450
Number of loans in default	4,725	5,811	5,982
Percentage of loans in default	19.00%	21.43%	20.31%
Total Primary Insurance
Number of insured loans (1)	928,879	902,878	885,406
Number of loans in default (2)	23,755	29,105	29,827
Percentage of loans in default	2.56%	3.22%	3.37%
Default Statistics—Pool Insurance:
Number of loans in default	3,365	4,286	4,501
______________________

(1)	Includes 5,433; 5,850; and 6,690 insured loans subject to the Freddie Mac Agreement at June 30, 2017, December 31, 2016 and June 30, 2016, respectively.

(2)
Excludes 1,305; 1,639; and 2,180 loans in default at June 30, 2017, December 31, 2016 and June 30, 2016, respectively, subject to the Freddie Mac Agreement, and for which we no longer have claims exposure.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following table shows a rollforward of our primary loans in default, including new defaults from our Legacy Portfolio and Post-legacy Portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning default inventory	25,793	30,869	29,105	35,303
Plus: New defaults
Legacy Portfolio new defaults	5,714	7,309	11,893	14,541
Post-legacy new defaults	2,856	2,235	5,865	4,574
Total new defaults	8,570	9,544	17,758	19,115
Less: Cures	8,513	8,750	19,502	20,327
Less: Claims paid (1) (2)	2,082	1,797	3,586	4,285
Less: Rescissions and Claim Denials, net of (Reinstatements) (3)	13	39	20	(21)
Ending default inventory	23,755	29,827	23,755	29,827

______________________

(1)	Includes those charged to a deductible or captive reinsurance transactions, as well as commutations.

(2)
Net of any previous Rescissions and Claim Denials that were reinstated during the period (excluding activity related to the BofA Settlement Agreement). Such reinstated Rescissions and Claim Denials may ultimately result in a paid claim.

(3)	Includes Rescissions, Claim Denials and Reinstatements on the population of loans subject to the BofA Settlement Agreement.
Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was 43% and 42% at June 30, 2017 and December 31, 2016, respectively. Our gross Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans, as measured by the progress toward a foreclosure sale and the number of months in default. Our gross Default to Claim Rate assumption for new primary defaults was reduced from 12% at December 31, 2016, to 11.5% at March 31, 2017 and 11.0% at June 30, 2017. As of June 30, 2017, our gross Default to Claim Rate assumptions on our primary portfolio ranged from 11.0% for new defaults, up to 62% for defaults not in foreclosure stage, and 81% for Foreclosure Stage Defaults.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following tables show additional information about our primary loans in default as of the dates indicated:

	June 30, 2017
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 2nd Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	8,152	34.3%	135	36.8%	$83,869	15.6%
Four to eleven payments	6,433	27.1	504	21.3	111,711	20.9
Twelve payments or more	7,959	33.5	2,240	5.2	278,759	52.1
Pending claims	1,211	5.1	N/A	2.8	60,931	11.4
Total	23,755	100.0%	2,879		535,270	100.0%
IBNR and other					69,620
LAE					15,492
Total primary reserve					$620,382

June 30, 2017
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Claim Severity % (1)
46%	43%	101%

	December 31, 2016
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	10,116	34.7%	166	29.6%	$100,649	15.8%
Four to eleven payments	7,763	26.7	534	18.9	121,636	19.1
Twelve payments or more	10,034	34.5	2,696	5.1	355,005	55.8
Pending claims	1,192	4.1	N/A	2.2	59,030	9.3
Total	29,105	100.0%	3,396		636,320	100.0%
IBNR and other					71,107
LAE					18,630
Total primary reserve					$726,057

December 31, 2016
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Claim Severity % (1)
45%	42%	101%
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
Our mortgage insurance total loss reserve as a percentage of our mortgage insurance total RIF was 1.3% at June 30, 2017, compared to 1.6% at December 31, 2016. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our reserves for losses by category and a reconciliation of our Mortgage Insurance segment’s beginning and ending reserves for losses and LAE.
Our primary reserve per default (calculated as primary reserve excluding IBNR and other reserves divided by the number of primary defaults) was $23,185 and $22,503 at June 30, 2017 and December 31, 2016, respectively.
We considered the sensitivity of our loss reserve estimates at June 30, 2017 by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point change in primary Claim Severity (which we estimated to be 101% of our risk exposure at June 30, 2017), we estimated that our total loss reserve at June 30, 2017 would change by approximately $5 million. Assuming the portfolio mix and all other factors remain constant, for every one percentage point change in our primary net Default to Claim Rate (which we estimated to be 43% at June 30, 2017, including our assumptions related to Rescissions and Claim Denials), we estimated a change of approximately $12 million in our primary loss reserve at June 30, 2017.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. Claim Curtailments due to servicer noncompliance with our insurance policies and servicing guidelines impact the severity of our claim payments. Claim Curtailments due to servicer noncompliance with our insurance policies and servicing guidelines were $1.9 million and $4.2 million for the three and six months ended June 30, 2017, respectively, compared to $2.3 million and $4.8 million for the same periods in 2016, respectively.
Total mortgage insurance claims paid of $91.3 million for the three months ended June 30, 2017 increased from claims paid of $90.7 million for the three months ended June 30, 2016, primarily due to the cash payment of $20.5 million to commute mortgage insurance coverage on a certain population of non-performing mortgage loans. Because the payment amount was approximately equal to the amount reserved for these loans, this transaction did not have a material impact on Radian’s provision for losses. See “Liquidity and Capital Resources—Mortgage Insurance” for more information. Total mortgage insurance claims paid of $173.4 million for the six months ended June 30, 2017 decreased from claims paid of $218.4 million for the six months ended June 30, 2016, consistent with the ongoing decline in the outstanding default inventory. Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter, based on the rate that defaults cure and other factors (as described in “Item 1. Business—Mortgage Insurance—Defaults and Claims” in our 2016 Form 10-K) that make the timing of paid claims difficult to predict. Depending on these factors, we currently expect to pay claims of approximately $300 million to $400 million for the full year of 2017, excluding payments negotiated under commutation agreements, if any.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following table shows claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net claims paid: (1)
Prime	$45,562	$56,036	$97,606	$130,468
Alt-A	13,700	18,349	29,865	47,278
A minus and below	10,586	12,315	20,046	25,511
Total primary claims paid	69,848	86,700	147,517	203,257
Pool	1,901	5,451	6,081	12,840
Other	(1,937)	(231)	(1,859)	114
Subtotal	69,812	91,920	151,739	216,211
Impact of captive terminations	645	(2,619)	645	(2,739)
Impact of commutations	20,838	1,400	20,999	4,900
Total net claims paid	$91,295	$90,701	$173,383	$218,372

Average net claim paid: (2)
Prime	$48.2	$48.6	$49.4	$48.3
Alt-A	61.7	63.5	64.5	63.5
A minus and below	41.7	39.9	40.7	38.4
Total average net primary claim paid	49.1	49.5	50.3	49.4
Pool	47.5	58.0	48.6	55.1
Total average net claim paid	$47.3	$49.6	$49.2	$49.4

Average direct primary claim paid (2) (3)	$49.4	$49.9	$50.6	$50.0
Average total direct claim paid (2) (3)	$47.6	$50.0	$49.4	$49.9
______________________

(1)	Net of reinsurance recoveries.

(2)	Calculated without giving effect to the impact of the termination of captive transactions and commutations.

(3)	Before reinsurance recoveries.
Other Operating Expenses. Other operating expenses for the three months ended June 30, 2017, as compared to the same period in 2016, reflect an increase primarily due to: (i) certain expenses accrued to defend and potentially resolve certain outstanding legal matters; (ii) increases in technology expenses associated with a significant investment in upgrading our systems; and (iii) a decrease in ceding commissions. Partially offsetting these increases was a decrease in allocated corporate operating expenses, primarily due to lower compensation expense, including variable incentive-based compensation. The expense associated with the annual grants of new equity-settled long-term incentive awards was lower as compared to the same period in 2016, primarily due to the higher acceleration of such expense for retirement-eligible employees in 2016.
In addition to the items discussed above for the three months ended June 30, 2017, other operating expenses for the six months ended June 30, 2017, as compared to the same period in 2016, also included an increase due to higher allocated corporate operating expenses, primarily due to expenses associated with the retirement and consulting agreements entered into with our former Chief Executive Officer. See “Results of Operations—Consolidated—Other Operating Expenses.”
Interest Expense. These amounts reflect the allocated portion of interest on Radian Group’s long-term debt, which excludes the Senior Notes due 2019. The allocated interest decreased for the three and six months ended June 30, 2017, compared to the same periods in 2016. These decreases were primarily due to the capital management transactions described in “Results of Operations—Consolidated—Interest Expense.”

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Results of Operations—Services
Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016
The following table summarizes our Services segment’s results of operations for the three and six months ended June 30, 2017 and 2016:

			$ Change			$ Change
	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
(In millions)	2017	2016 (1)	2017 vs. 2016	2017	2016 (1)	2017 vs. 2016
Adjusted pretax operating income (loss) (2)	$(6.6)	$(5.8)	$(0.8)	$(16.0)	$(15.7)	$(0.3)
Services revenue	40.0	42.2	(2.2)	80.1	76.7	3.4
Cost of services	26.0	27.7	1.7	54.7	51.6	(3.1)
Gross profit on services	14.0	14.5	(0.5)	25.4	25.1	0.3
Other operating expenses (3)	16.2	15.8	(0.4)	32.5	31.9	(0.6)

______________________

(1)
Reflects changes made during the fourth quarter of 2016 to align our segment reporting structure concurrent with changes in personnel reporting lines and management oversight related to contract underwriting performed on behalf of third parties. Revenue and expenses for this business are now reflected in the Services segment. As a result, Services revenue, cost of services and other operating expenses have increased, with offsetting reductions in Mortgage Insurance other income and other operating expenses. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

(2)	Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments.

(3)
Includes allocation of corporate operating expenses of $3.4 million and $7.1 million for the three- and six-month periods ended June 30, 2017, respectively and $2.8 million and $4.5 million for the three- and six-month periods ended June 30, 2016, respectively.

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
Adjusted Pretax Operating Income (Loss). Our Services segment’s adjusted pretax operating loss was $6.6 million and $16.0 million for the three and six months ended June 30, 2017, respectively, compared to adjusted pretax operating losses of $5.8 million and $15.7 million for the same periods in 2016. The slight increases in our adjusted pretax operating losses for the three and six months ended June 30, 2017, as compared to the same periods in 2016, were primarily driven by increases in other operating expenses, as discussed further below.
Services Revenue. Revenue decreased for the three months ended June 30, 2017, as compared to the same period in 2016, primarily due to: (i) a decrease in surveillance business volume; (ii) a decline in REO-related asset volume; and (iii) a decline in loan review volume. The decrease in surveillance business volume was primarily due to lower volumes with one of our top 10 Services customers. The decline in REO-related asset volume was driven primarily by a decline in REO asset inflow reflecting current market conditions. The decline in loan review volume was driven primarily by a decline in demand for outsourcing as our customers have internal capacity to perform these services as a result of lower refinance origination volumes. These decreases in Services revenue were partially offset by increases in real estate valuation, title-related services and due diligence work.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Revenue increased for the six months ended June 30, 2017, as compared to the same period of 2016, because the impact of increases in SFR debt facility reviews, real estate valuation, title-related services and due diligence work was greater than the decreases in REO-related asset volume and surveillance business volume.
For the three and six months ended June 30, 2017, the top 10 Services customers (which includes our affiliates) generated 53% and 51%, respectively, of the Services segment’s revenues, as compared to 53% and 46%, respectively, for the same periods in 2016. Approximately 5% of the Services segment’s revenue related to sales to our affiliates, and has been eliminated in our consolidated results for all periods presented. The largest single customer generated approximately 14% and 13%, respectively, of the Services segment’s revenue for the three and six months ended June 30, 2017, compared to 8% for both of the same periods in 2016.
Real estate valuation and component services revenue for the three and six months ended June 30, 2017 and 2016 includes revenue from SFR securitizations, as well as revenue from financial institutions that extend loans to institutional investors to fund purchases of homes. Approximately 13% and 14% of services revenue for the three and six months ended June 30, 2017, respectively, were related to the SFR market (including SFR securitizations), compared to 10% for both the three- and six-month periods ended June 30, 2016. Although we experienced an increase in activity related to the SFR market during the first half of 2017, we expect the full year level of activity to be approximately the same as in 2016.
The chart below provides the composition of services revenue on a quarterly basis:
______________________

(1)
Includes $3.2 million and $4.2 million for Q2 2016 and Q3 2016, respectively, related to contract underwriting performed on behalf of third parties, previously reported in Mortgage Insurance other income, to reflect recent organizational changes.

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

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Gross Profit on Services. For the three and six months ended June 30, 2017, our gross profit on services represented 35% and 32%, respectively, of our total services revenue, compared to 34% and 33%, respectively, for the same periods of 2016. The increase in our services gross profit percentage for the three months ended June 30, 2017, as compared to the same period in 2016, was primarily due to: (i) an increase in real estate valuation, title-related services and due diligence work and (ii) higher margins attributable to reduced costs of compliance with documentation requirements under the Truth in Lending Act - Real Estate Settlement Procedures Act of 1974 (“RESPA”) Integrated Disclosure (“TRID”). Difficulties implementing the TRID rules, including uncertainty with respect to certain requirements, had resulted in unusually high costs during the first half of 2016. The gross margins for the three and six months ended June 30, 2017 reflect the absence of these unusually high costs in 2017. Partially offsetting these lower costs for the six months ended June 30, 2017, as compared to the same period in 2016, was the impact from a shift in mix of Services segment revenue, as noted above.
Other Operating Expenses. Other operating expenses primarily consist of compensation costs not classified as cost of services because they are related to employees, such as sales and corporate employees, who are not directly involved in providing client services. Compensation-related costs for the three and six months ended June 30, 2017 represented 51% and 53%, respectively, of the segment’s other operating expenses, compared to 56% and 58%, respectively, for the same periods in 2016. Compensation-related costs for the three and six months ended June 30, 2017 decreased, compared to the same period in 2016, primarily due to expense reduction initiatives undertaken during 2016. Other operating expenses also include other selling, general and administrative expenses, depreciation, and allocations of corporate general and administrative expenses. Other operating expenses for the three and six months ended June 30, 2017 include allocations of corporate operating expenses of $3.4 million and $7.1 million, respectively, compared to $2.8 million and $4.5 million, respectively, for the same periods in 2016. These increases are primarily due to: (i) an increase in total corporate expenses, primarily due to expenses associated with the retirement and consulting agreements entered into with our former Chief Executive Officer and (ii) an increase in the proportion of corporate expenses allocated to the Services segment.

Off-Balance Sheet Arrangements
There have been no material changes in off-balance sheet arrangements from those specified in our 2016 Form 10-K.
Contractual Obligations and Commitments
There have been no material changes outside of the ordinary course of business in our contractual obligations and commitments from those specified in our 2016 Form 10-K, other than described below:

•
On January 27, 2017, we settled our obligations with respect to the remaining $68.0 million aggregate principal amount of our Convertible Senior Notes due 2019, resulting in a loss on conversion and debt extinguishment of $4.5 million. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

•
During the second quarter of 2017, we entered into privately negotiated agreements to purchase a portion of our outstanding Convertible Senior Notes due 2017 in an aggregate principal amount of $21.6 million, resulting in a loss on induced conversion and debt extinguishment of $1.2 million. Following these purchases, $0.6 million of the principal amount of the Convertible Senior Notes due 2017 remained outstanding as of June 30, 2017. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
Radian Group serves as the holding company for our insurance and other subsidiaries and does not have any operations of its own. At June 30, 2017, Radian Group had available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of approximately $360 million. This amount: (i) includes $89 million deposited with the IRS (which may be recalled by us at any time) in connection with our dispute with the IRS related to the Deficiency Amount from the IRS’s examination of our 2000 through 2007 consolidated federal income tax returns and (ii) excludes certain additional cash and liquid investments that have been advanced to Radian Group from our subsidiaries for corporate expenses and interest payments.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

During the first quarter of 2017, we settled our obligations with respect to the remaining $68.0 million aggregate principal amount of our Convertible Senior Notes due 2019 for $110.1 million in cash. As of the settlement date, this transaction resulted in an aggregate decrease of 6.4 million diluted shares for purposes of determining diluted net income per share. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
During the second quarter of 2017, we entered into privately negotiated agreements to purchase an aggregate principal amount of $21.6 million of our outstanding Convertible Senior Notes due 2017 for $31.6 million in cash (plus accrued and unpaid interest due on the purchased notes). Following these purchases, $0.6 million of the principal amount of the Convertible Senior Notes due 2017 remained outstanding as of June 30, 2017. The remaining outstanding Convertible Senior Notes due 2017 mature in November 2017. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
On June 29, 2016, Radian Group’s board of directors authorized a share repurchase program to spend up to $125 million to repurchase Radian Group common stock. During the second quarter of 2017, 380 shares were purchased at an average price of $15.59 per share, which represented the only purchases made under the plan. This share repurchase program expired on June 30, 2017. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements.
Radian Group’s principal liquidity demands for the next 12 months are expected to include: (i) the payment of corporate expenses; (ii) interest payments on our outstanding long-term debt; and (iii) the payment of dividends on our common stock.
Radian Group’s liquidity demands for the next 12 months could also include: (i) repurchases or early redemptions of portions of our long-term debt; (ii) potential investments to support our strategy of growing our businesses; and (iii) potential payments to the U.S. Treasury resulting from our ongoing dispute with the IRS relating to the examination of our 2000 through 2007 consolidated federal income tax returns, as discussed below. These items could result in liquidity demands in the next 12 months or in future periods.
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding company-level expenses, including interest payments on our outstanding long-term debt. Payments of such corporate expenses for the next 12 months, excluding interest payments on our long-term debt, are expected to be approximately $64 million, most of which is expected to be reimbursed by our subsidiaries under our existing expense-sharing arrangements. For the same period, payments of interest on our long-term debt are expected to be approximately $59 million, a portion of which is expected to be reimbursed by our subsidiaries under our existing expense-sharing arrangements. See “Radian Group—Long-Term Liquidity Needs—Services.” The expense-sharing arrangements between Radian Group and our insurance subsidiaries, as amended, have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.
Capital Support for Subsidiaries. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain eligible insurers of loans purchased by the GSEs. The PMIERs specifically provide that the factors that are applied to determine a mortgage insurer’s Minimum Required Assets are to be updated every two years. The GSEs have recently informed us that they expect updates to the PMIERs will become effective in the fourth quarter of 2018. Based on this timing, we expect to receive a draft of the recommended changes late this year and to then engage in an iterative process with the GSEs and FHFA before the updated PMIERs are finalized. The GSEs will provide approved insurers with an implementation period of at least 180 days after the updated requirements are finalized and prior to their effective date. See Note 1 of Notes to Consolidated Financial Statements in our 2016 Form 10-K for additional information about the PMIERs.
Radian Guaranty currently is an approved mortgage insurer under the PMIERs, and is in compliance with the PMIERs financial requirements. At June 30, 2017, Radian Guaranty’s Available Assets under the PMIERs totaled approximately $4.1 billion, resulting in an excess or “cushion” of approximately $321 million over its Minimum Required Assets of approximately $3.8 billion. Based on our current projections and the current requirements under the PMIERs, we expect to generally maintain Radian Guaranty’s Available Assets at a level no less than approximately 5% above its Minimum Required Assets. We expect the amount of this cushion to fluctuate on a quarterly basis, but over time we expect it to increase based, in part, on our expectations regarding the future financial performance of Radian Guaranty, including our projected NIW and expected decrease in defaults. Based on our projections, Radian Guaranty is not expected to require any additional capital contributions to remain in compliance with the current requirements under the PMIERs financial requirements.

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
We currently expect that, effective in the third quarter of 2017, Radian Reinsurance will no longer be considered an exclusive affiliated reinsurer of Radian Guaranty, due to its participation in the credit risk transfer programs with Fannie Mae and Freddie Mac. Although this change is expected to impact Radian Guaranty’s Available Assets and Minimum Required Assets under the PMIERs, we do not expect it to affect Radian Guaranty’s compliance with the PMIERs financial requirements.
Radian Guaranty’s Risk-to-capital as of June 30, 2017 was 14.3 to 1. See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements for more information. Our combined Risk-to-capital, which represents the consolidated Risk-to-capital measure for all of our Mortgage Insurance subsidiaries, was 13.4 to 1 as of June 30, 2017. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form.
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
Dividends. Our quarterly common stock dividend is currently $0.0025 per share and, based on our current outstanding shares of common stock, we would require $2.2 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of June 30, 2017, our capital surplus was $2.9 billion, representing our dividend limitation under Delaware law.
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
Sources of Liquidity. In addition to available cash and marketable securities, Radian Group’s principal sources of cash to fund future short-term liquidity needs include: (i) payments made to Radian Group under expense-sharing arrangements with our subsidiaries, as discussed above and (ii) payments made to Radian Group under tax-sharing arrangements with our subsidiaries, as discussed below. See also “Radian Group—Long-Term Liquidity Needs—Services.”
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

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

If Radian Group’s current sources of liquidity are insufficient for Radian Group to fund its obligations during the next 12 months, or if we otherwise decide to increase our liquidity position, Radian Group may seek additional capital by incurring additional debt, issuing additional equity, or selling assets, which we may not be able to do on favorable terms, if at all.
We regularly evaluate opportunities, based on market conditions, to finance our operations by accessing the capital markets or entering into other types of indebtedness with institutional and other lenders, and consider various measures to improve our capital and liquidity positions, as well as to strengthen our balance sheet and improve Radian Group’s debt maturity profile. In the past, we have repurchased and exchanged, prior to maturity, some of our outstanding debt, and in the future, we may, from time to time, seek to redeem, repurchase or exchange for other securities, or otherwise restructure or refinance some or all of our outstanding debt, prior to maturity, in the open market, through other public or private transactions, including pursuant to one or more tender offers, or through any combination of the foregoing, as circumstances may allow. The timing or amount of any potential transactions will depend on a number of factors, including market opportunities and our views regarding our capital and liquidity positions and potential future needs. There can be no assurance that any such transactions will be completed on favorable terms, or at all.
Radian Group—Long-Term Liquidity Needs
In addition to our short-term liquidity needs discussed above, our most significant needs for liquidity beyond the next 12 months are expected to include:

•	the repayment of our outstanding long-term debt, consisting of:

◦	$300 million principal amount of outstanding debt due in June 2019;

◦	$350 million principal amount of outstanding debt due in June 2020;

◦	$350 million principal amount of outstanding debt due in March 2021; and

•	potential additional capital contributions to our subsidiaries.
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
Mortgage Insurance
As of June 30, 2017, our Mortgage Insurance segment maintained claims paying resources of $4.3 billion on a statutory basis, which consists of contingency reserves, statutory policyholders’ surplus, unearned premium reserves (premiums received but not yet earned) and loss reserves.
The principal demands for liquidity in our mortgage insurance business include: (i) the payment of claims and potential claim settlement transactions, net of reinsurance; (ii) operating expenses, including those allocated from Radian Group; and (iii) taxes. The principal sources of liquidity in our mortgage insurance business currently include net insurance premiums, net investment income, cash flows from investment sales and maturities and, potentially, FHLB borrowings or capital contributions from Radian Group. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a substantial portion of the funds necessary to satisfy their claim payments, operating expenses and taxes for the foreseeable future.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

In the first quarter of 2017, Radian Guaranty entered into an agreement to commute mortgage insurance coverage on a certain population of non-performing mortgage loans. In accordance with this agreement, Radian made a cash payment of $20.5 million and no longer has future claim exposure on these loans. Because the payment amount was approximately equal to the amount reserved for these loans, this transaction did not have a material impact on Radian’s results of operations.
In August 2016, Radian Guaranty and Radian Reinsurance became members of the FHLB and, as members, may borrow from the FHLB. Borrowings from the FHLB may be used to provide low-cost, supplemental liquidity. As of June 30, 2017, there were no FHLB borrowings outstanding.
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
Freddie Mac Agreement. At June 30, 2017 and December 31, 2016, Radian Guaranty had $64.3 million and $63.9 million, respectively, in a collateral account pursuant to the Freddie Mac Agreement. This collateral account, which contains investments primarily invested in and classified as part of our trading securities, is pledged to cover Loss Mitigation Activity on the loans subject to the Freddie Mac Agreement. If, as we expect, the amount of additional Loss Mitigation Activity that has become final in accordance with the Freddie Mac Agreement is less than $61 million as of the final settlement date on August 29, 2017, then any shortfall will be paid to Freddie Mac from the funds remaining in the collateral account, subject to certain adjustments. As of June 30, 2017, we have $57.4 million recorded in reserve for losses that we expect to pay to Freddie Mac from the funds that are expected to be remaining in the collateral account as of the August 29, 2017 measurement date.
Services
As of June 30, 2017, our Services segment maintained cash and cash equivalents totaling $7.7 million, which included restricted cash of $1.9 million.
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
The Services segment has not generated sufficient cash flows to pay any dividends to Radian Group. Additionally, while cash flow is expected to be sufficient to pay the Services segment’s direct operating expenses, it has not been sufficient to reimburse Radian Group for $51.3 million of its allocated operating expense and interest expense. We do not expect that the Services segment will be able to bring its reimbursement obligations current in the foreseeable future. In the event the cash flow from operations of the Services segment is not adequate to fund all of its needs, Radian Group may provide additional funds to the Services segment in the form of a capital contribution or an intercompany note.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

(In thousands)	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$206,412	$150,796
Investing activities	(50,197)	(180,054)
Financing activities	(135,702)	33,999
Effect of exchange rate changes on cash and restricted cash	77	(279)
Increase (decrease) in cash and restricted cash	$20,590	$4,462

Operating Activities. Net cash provided by operating activities totaled $206.4 million for the six months ended June 30, 2017, compared to $150.8 million for the same period in 2016. This improvement in net cash provided by operating activities in the six months ended June 30, 2017, compared to the same period in 2016, was principally the result of a reduction in total claims paid and an increase in net premiums written.
Investing Activities. Net cash used in investing activities decreased in the six months ended June 30, 2017, compared to the same period in June 30, 2016, primarily as a result of a decrease in purchases, net of proceeds, of fixed-maturity investments available for sale, partially offset by a decrease in net sales and redemptions of short-term investments and an increase in purchases, net of proceeds, of equity securities.
Financing Activities. Net cash used in financing activities increased for the six months ended June 30, 2017, compared to net cash provided by financing activities for the same period in 2016, primarily due to: (i) the settlement of our obligations on the remaining $68.0 million aggregate principal amount of our Convertible Senior Notes due 2019 and (ii) the purchase of $21.6 million aggregate principal amount of our Convertible Senior Notes due 2017. These obligations were settled in cash for a total amount of $141.7 million during the six months ended June 30, 2017. During the six months ended June 30, 2016, cash provided by financing activities primarily related to the issuance of $350 million in aggregate principal amount of Senior Notes due 2021, partially offset by purchases of our Convertible Senior Notes due 2017 and 2019 and by repurchases of our common stock.
See “Item 1. Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.
Stockholders’ Equity
Stockholders’ equity increased by $41.9 million from December 31, 2016 to June 30, 2017. Stockholders’ equity was impacted primarily by: (i) our net income of $49.1 million for the six months ended June 30, 2017; (ii) the impact of our recently completed debt and equity transactions to strengthen Radian’s capital position, which decreased stockholder’s equity by $48.3 million, after excluding the $3.6 million after-tax impact from the loss on conversion and debt extinguishment already reflected in our net income; and (iii) net unrealized gains on investment of $30.4 million. See “Overview—2017 Developments” for additional information.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Ratings
Radian Group, Radian Guaranty and Radian Reinsurance have been assigned the ratings set forth in the chart below. We believe that ratings often are considered by others in assessing our credit strength and the financial strength of our primary mortgage insurance subsidiary. The following ratings have been independently assigned by third-party statistical rating organizations, are for informational purposes only and are subject to change.

	Moody’s (1)	S&P (2)
Radian Group	Ba3	BB
Radian Guaranty	Baa3	BBB
Radian Reinsurance	N/A	BBB
______________________

(1)	Moody’s outlook for Radian Group and Radian Guaranty currently is Stable.

(2)	S&P’s outlook for Radian Group, Radian Guaranty and Radian Reinsurance currently is Stable.

Critical Accounting Policies
As of the filing date of this report, there were no significant changes in our critical accounting policies from those discussed in our 2016 Form 10-K, other than described below. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for accounting pronouncements issued but not yet adopted that may impact the Company’s consolidated financial position, earnings, cash flows or disclosures.
In performing the quantitative analysis for our goodwill impairment test as of June 30, 2017, we elected to early adopt the update to the accounting standard regarding goodwill and other intangibles, as discussed in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements “—Significant Accounting Policies—Recent Accounting Pronouncements—Accounting Standards Adopted During 2017.” This update simplifies the subsequent measurement of goodwill by eliminating step two of the goodwill impairment test. Under the new guidance, if indicators for impairment are present, we perform a quantitative analysis to evaluate our long-lived assets for potential impairment, and then determine the amount of the goodwill impairment by comparing a reporting unit’s fair value to its carrying amount. After adjusting the carrying value for any impairment of other intangibles or long-lived assets, an impairment charge is recognized for any excess of the reporting unit’s carrying amount over the reporting unit’s estimated fair value, up to the full amount of the goodwill allocated to the reporting unit.
Other than the change to adopt the update to the accounting standard that eliminates step two of the goodwill impairment test, as described above, our critical accounting policy with regard to goodwill and other intangible assets has remained unchanged from that described in our 2016 Form 10-K.

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

The following table illustrates the sensitivity of our investment portfolio to both interest-rate risk and credit-spread risk:

	Short-term and Available for Sale		Trading
($ in millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Carrying value of fixed-income investment portfolio (1)	$3,697.5	$3,580.0	$851.9	$879.9
Percentage of fixed-income securities compared to total investment portfolio	80.7%	80.2%	18.6%	19.7%
Average duration of fixed-income portfolio	4.5 years	5.0 years	4.3 years	5.8 years

Interest-rate risk increase (decrease) in market value
+100 basis points—$	$(158.5)	$(172.6)	$(35.5)	$(48.0)
+100 basis points—% (2)	(4.3)%	(4.8)%	(4.2)%	(5.5)%
- 100 basis points—$	$173.3	$183.0	$38.4	$53.1
- 100 basis points—% (2)	4.7%	5.1%	4.5%	6.0%

Credit-spread risk increase (decrease) in market value
+100 basis points—$	$(172.8)	$(159.5)	$(37.6)	$(49.3)
+100 basis points—% (2)	(4.7)%	(4.5)%	(4.4)%	(5.6)%
- 100 basis points—$	$147.5	$151.9	$33.8	$46.3
- 100 basis points—% (2)	4.0%	4.2%	4.0%	5.3%
______________________

(1)
Total fixed-income securities include fixed-maturity investments available for sale, trading securities and short-term investments. At June 30, 2017, fixed-income securities shown above also include $143.1 million invested in certain fixed- income exchange traded funds that are classified as equity securities in our Condensed Consolidated Balance Sheets.

(2)	Change in value expressed as a percentage of the market value of the related fixed-income portfolio.
The decrease in the average duration of our total fixed-income portfolio, from 5.1 years at December 31, 2016 to 4.5 years at June 30, 2017, is primarily due to small changes in portfolio allocations. We decreased our exposure to longer-term, fixed-rate bonds and increased our investments in floating rate securities.
Foreign Exchange Rate Risk
As of June 30, 2017 and December 31, 2016, we did not hold any foreign currency denominated securities in our investment portfolio. Exchange gains and losses on foreign currency transactions from our foreign operations have not been material due to the limited amount of business performed in those locations. Currency risk is further limited because, in general, both the revenues and expenses of our foreign operations are denominated in the same functional currency, based on the country in which the operations occur.
Equity Market Price
None of our equity securities were classified as trading securities. At June 30, 2017, the market value and cost of the equity securities in our investment portfolio were $176.8 million and $176.9 million, respectively. These amounts include $143.1 million and $143.0 million of market value and cost, respectively, of fixed-income exchange traded funds, which are subject to interest-rate risk and credit-spread risk consistent with our other fixed-income securities. Therefore, these fixed income exchange traded funds have been included in the table above for purposes of illustrating our sensitivity to these risks.
The remaining $33.7 million and $33.9 million of market value and cost, respectively, of equity securities at June 30, 2017, consists of publicly-traded business development company equity securities and equity-related exchange traded funds. Due to our limited basis in these investments at June 30, 2017, our exposure to changes in equity market prices is not significant.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2017, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
During the six-month period ended June 30, 2017, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We attempted to reach a compromised settlement with Appeals, but in September 2014 we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties of $157 million. The Deficiency Amount has not been reduced to reflect our NOL carryback ability. As of June 30, 2017, there also would be interest of approximately $143 million related to these matters. Depending on the outcome, additional state income taxes, penalties and interest (estimated in the aggregate to be approximately $36 million as of June 30, 2017) also may become due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We currently believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim. On December 3, 2014, we petitioned the U.S. Tax Court to litigate the Deficiency Amount. On September 1, 2015, we received a notice that the case had been scheduled for trial. However, the parties have jointly filed, and the U.S. Tax Court has approved, motions for continuance in this matter to postpone the trial date. Also, in February 2016, the U.S. Tax Court approved a joint motion to consolidate for trial, briefing and opinion our case with a similar case involving MGIC Investment Corporation. During 2016, we held several meetings with the IRS in an attempt to reach a compromised settlement on the issues presented in our dispute. In January 2017, the parties informed the U.S. Tax Court that they believe they have reached a basis for a compromised settlement on the primary issues present in the case. The resolution must be reported to the JCT for review and cannot be finalized until the IRS considers the views, if any, expressed by the JCT about the matter. If we are unable to complete a compromised settlement, then the ongoing litigation could take several years to resolve and may result in substantial legal expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached. We currently believe that an adequate provision for income taxes has been made for the potential liabilities that may result from this matter. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.
On December 22, 2016, Ocwen Loan Servicing, LLC and Homeward Residential, Inc. (collectively, “Ocwen”) filed a complaint against Radian Guaranty (the “Complaint”). Ocwen has also initiated legal proceedings against several other mortgage insurers. The action filed against Radian Guaranty, titled Ocwen, et al. v. Radian Guaranty, is pending in the U.S. District Court for the Eastern District of Pennsylvania (the “Court”). The Complaint alleged breach of contract and bad faith claims and sought monetary damages and declaratory relief in regard to certain claims handling practices on future insurance claims. On December 17, 2016, Ocwen separately filed a parallel arbitration petition against Radian Guaranty (the “Petition”) before the American Arbitration Association (“AAA”) that asserted substantially the same allegations as contained in the Complaint (the Complaint and the Petition are collectively referred to as the “Filings”). The Filings listed 9,420 mortgage insurance certificates (“Certificates”) issued under multiple insurance policies, including Pool Insurance policies, as being the subject of these proceedings. On March 3, 2017, Radian Guaranty filed with the Court: (i) a motion to dismiss Ocwen’s Complaint or, in the alternative, for a more definite statement and (ii) a motion to enjoin Ocwen’s parallel arbitration. On March 17, 2017, the Court held an initial pretrial conference and issued orders directing Ocwen to amend its Complaint. On June 5, 2017, Ocwen filed an Amended Complaint and an Amended Petition (collectively, the “Amended Filings”) with the Court and the AAA, respectively. The Amended Filings together list 8,870 Certificates as being the subject of these proceedings. On June 30, 2017, Radian Guaranty filed with the Court renewed motions to dismiss Ocwen’s Amended Complaint and to enjoin Ocwen’s parallel arbitration. On July 20, 2017, the Court denied Radian Guaranty’s motion to dismiss Ocwen’s Amended Complaint, and on July 27, 2017, the Court denied Radian Guaranty’s motion to enjoin Ocwen’s parallel arbitration. Radian Guaranty believes that the claims in the Amended Filings are without merit and legally deficient and plans to defend these claims vigorously. We are not able to estimate a reasonably possible loss, if any, or range of loss in this matter because of the preliminary stage of the proceedings.

We also are periodically subject to reviews and audits, as well as inquiries, information-gathering requests and investigations. In connection with these matters, from time to time we receive requests and subpoenas seeking information and documents related to aspects of our business. In March 2017, Green River Capital, a subsidiary of Clayton, received a letter from the staff of the SEC stating that it is conducting an investigation captioned, “In the Matter of Certain Single Family Rental Securitizations,” and that it is requesting information from market participants. The letter asks Green River Capital to provide information regarding broker price opinions that Green River Capital provided on properties included in SFR securitization transactions. Green River Capital is cooperating with the SEC.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuance of Unregistered Securities
During the three and six months ended June 30, 2017, no equity securities of Radian Group were sold that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended June 30, 2017.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Share repurchase program
4/1/2017 to 4/30/2017	—		—	$—
5/1/2017 to 5/31/2017	—		—	—
6/1/2017 to 6/30/2017	380	$15.59	380	—
Share repurchase program total	380		380	—
Total	380		380	$—

______________________

(1)
On June 29, 2016, Radian Group’s board of directors authorized a share repurchase program to spend up to an aggregate of $125 million to repurchase Radian Group common stock. Pursuant to this authorization, we purchased a total of 380 shares at an average price of $15.59, which includes commissions. This share repurchase program expired on June 30, 2017. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements.

Item 5. Other Information.
Due to an administrative error, the amounts that were reported for 2016 in the “Stock Awards” column of the Summary Compensation Table included in our Proxy Statement for our 2017 Annual Meeting of Stockholders did not accurately reflect our estimate of the aggregate compensation cost to be recognized over the service period determined as of the grant date for Performance-Based Restricted Stock Units (RSUs) granted to the executive officers in accordance with Topic 718 of the FASB’s Accounting Standards Codification (“ASC 718”) regarding share-based compensation payments. In 2016, approximately 50% of the Performance-Based RSUs we granted to our named executive officers were based on our growth in adjusted tangible book value per share (as defined in the awards, the “BV Metric”). In calculating the amounts reported for these awards, we used a target award value for the BV Metric that did not incorporate our perspective regarding the probability of payout for the BV Metric. Therefore, solely with respect to the BV Metric, the amounts reported did not reflect our estimate of the aggregate compensation cost to be recognized over the service period determined as of the grant date, pursuant to ASC 718. The correct value for the CEO was $4,534,314 and the correct values for the other named executive officers ranged from $546,331 to $1,092,660. These corrected amounts accurately reflect our estimate of the aggregate compensation cost to be recognized over the service period determined as of the grant date for Performance-Based RSUs granted to the executive officers in accordance with ASC 718 and do not reflect amounts paid to the executives or correspond to the actual value that may be received by the executives, which will depend on our performance against the applicable metrics over the service period.

Item 6. Exhibits.
The information required by this item is set forth on the Exhibit Index that follows the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

August 8, 2017	/s/ J. FRANKLIN HALL
J. Franklin Hall
Executive Vice President, Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
+10.1	Form of 2017 Performance-Based Restricted Stock Unit Grant Letter (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry

+10.2	Form of 2017 Performance-Based Restricted Stock Unit Grant Letter (TSR) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry

+10.3	Form of 2017 Time-Based Restricted Stock Unit Grant Letter under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry

+10.4	Form of Executive Officer 2017 Performance-Based Restricted Stock Unit Grant Letter (book value) under the Radian Group Inc. Equity Compensation Plan

+10.5	Form of Executive Officer 2017 Performance-Based Restricted Stock Unit Grant Letter (TSR) under the Radian Group Inc. Equity Compensation Plan

+10.6	Form of Executive Officer 2017 Time-Based Restricted Stock Unit Grant Letter under the Radian Group Inc. Equity Compensation Plan

*12	Statement of Ratio of Earnings to Fixed Charges

*31	Rule 13a - 14(a) Certifications

**32	Section 1350 Certifications

*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity for the six months ended June 30, 2017, and 2016; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017, and 2016; and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

_______________________
*   Filed herewith.
** Furnished herewith.
+ Management contract, compensatory plan or arrangement.