Form 10-Q
period 2017-09-30
RADIAN GROUP INC
filed 2017-11-03
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 1-11356
_______________________________
Radian Group Inc.
(Exact name of registrant as specified in its charter)
_______________________________

Delaware	23-2691170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 Market Street, Philadelphia, PA	19102
(Address of principal executive offices)	(Zip Code)
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 215,565,249 shares of common stock, $0.001 par value per share, outstanding on November 1, 2017.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list defines various abbreviations and acronyms used throughout this report, including the Condensed Consolidated Financial Statements, the Notes to Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Term	Definition
2014 Master Policy	Radian Guaranty’s Master Policy that became effective October 1, 2014
2016 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2016
2018 Single Premium QSR Transaction	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in October 2017, to cede a portion of Single Premium Policy NIW beginning January 1, 2018
ABS	Asset-backed securities
Alt-A	Alternative-A loans, representing loans for which the underwriting documentation is generally limited as compared to fully documented loans (considered a non-prime loan grade)
AMT	Alternative minimum tax
AOCI	Accumulated other comprehensive income (loss)
Appeals	Internal Revenue Service Office of Appeals
Available Assets	As defined in the PMIERs, assets primarily including the liquid assets of a mortgage insurer, and reduced by premiums received but not yet earned
Back-end
With respect to credit risk transfer programs established by the GSEs, policies written on loans that are already part of an existing GSE portfolio, as contrasted with loans that are to be purchased by the GSEs in the future

BofA Settlement Agreement
The Confidential Settlement Agreement and Release dated September 16, 2014, by and among Radian Guaranty and Countrywide Home Loans, Inc. and Bank of America, N.A., as a successor to BofA Home Loan Servicing f/k/a Countrywide Home Loan Servicing LP (the “Insureds”), entered into in order to resolve various actual and potential claims or disputes as to mortgage insurance coverage on certain Subject Loans

Borrower	With respect to our securities lending agreements, the third-party institutions to which we loan certain securities in our investment portfolio for short periods of time
Claim Curtailment	Our legal right, under certain conditions, to reduce the amount of a claim, including due to servicer negligence
Claim Denial	Our legal right, under certain conditions, to deny a claim
Claim Severity	The total claim amount paid divided by the original coverage amount
Clayton	Clayton Holdings LLC, a Delaware domiciled indirect non-insurance subsidiary of Radian Group
CMBS	Commercial mortgage-backed securities
Convertible Senior Notes due 2017	Our 3.000% convertible unsecured senior notes due November 2017 ($450 million original principal amount)
Convertible Senior Notes due 2019	Our 2.250% convertible unsecured senior notes due March 2019 ($400 million original principal amount)
Cures	Loans that were in default as of the beginning of a period and are no longer in default because payments were received and the loan is no longer 60 or more days past due
Default to Claim Rate	The assumed percentage of defaulted loans that will result in a claim
Deficiency Amount	The assessed tax liabilities, penalties and interest associated with a formal Notice of Deficiency letter from the IRS
Exchange Act	Securities Exchange Act of 1934, as amended

Term	Definition
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FEMA	Federal Emergency Management Agency, an agency of the U.S. Department of Homeland Security
FEMA Designated Area	Generally, an area that has been subject to a disaster, designated for the purpose of determining eligibility for various forms of federal assistance
FHA	Federal Housing Administration
FHFA	Federal Home Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
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

Model Act	Mortgage Guaranty Insurers Model Act

Term	Definition
Monthly and Other Premiums	Insurance policies where premiums are paid on a monthly or other installment basis, excluding Single Premium Policies
Monthly Premium Policies	Insurance policies where premiums are paid on a monthly installment basis
Moody’s	Moody’s Investors Service
Mortgage Insurance	Radian’s Mortgage Insurance business segment, which provides credit-related insurance coverage, principally through private mortgage insurance, to mortgage lending institutions
NAIC	National Association of Insurance Commissioners
NIW	New insurance written
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

Post-legacy	The time period subsequent to 2008
Post-legacy Portfolio	Mortgage insurance on loans written subsequent to 2008
Prior Master Policy	Radian Guaranty’s master insurance policy in effect prior to the effective date of its 2014 Master Policy
QSR Transactions	The quota share reinsurance agreements entered into with a third-party reinsurance provider in the second and fourth quarters of 2012, collectively
Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Group	Radian Group Inc., the registrant
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group
Radian Reinsurance	Radian Reinsurance Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group
RBC States	Risk-based capital states, which are those states that currently impose a statutory or regulatory risk-based capital requirement
Red Bell	Red Bell Real Estate, LLC, a wholly-owned subsidiary of Clayton
Reinstatements	Reversals of previous Rescissions, Claim Denials and Claim Curtailments
REMIC	Real Estate Mortgage Investment Conduit
REO	Real estate owned
Rescission	Our legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies if we determine that a loan did not qualify for insurance
RIF
Risk in force; for primary insurance, RIF is equal to the underlying loan unpaid principal balance multiplied by the insurance coverage percentage, whereas for Pool Insurance it represents the remaining exposure under the agreements

Term	Definition
Risk-to-capital	Under certain state regulations, a minimum ratio of statutory capital calculated relative to the level of net RIF
RMBS	Residential mortgage-backed securities
S&P	Standard & Poor’s Financial Services LLC
SAPP	Statutory accounting principles and practices include those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Second-lien	Second-lien mortgage loan
Senior Notes due 2017	Our 9.000% unsecured senior notes due June 2017 ($195.5 million original principal amount, of which the remaining outstanding principal was redeemed in August 2016)
Senior Notes due 2019	Our 5.500% unsecured senior notes due June 2019 ($300 million original principal amount)
Senior Notes due 2020	Our 5.250% unsecured senior notes due June 2020 ($350 million original principal amount)
Senior Notes due 2021	Our 7.000% unsecured senior notes due March 2021 ($350 million original principal amount)
Senior Notes due 2024	Our 4.500% unsecured senior notes due October 2024 ($450 million original principal amount)
Services	Radian’s Services business segment, which provides services and solutions to the real estate and mortgage finance industries
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

Cautionary Note Regarding Forward-Looking Statements—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Exchange Act and the U.S. Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment. New risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:

•
changes in general economic and political conditions, including in particular unemployment rates, interest rates and changes in housing and mortgage credit markets, that impact the size of the insurable market, the credit performance of our insured portfolio, and the business opportunities in our Services segment;

•	changes in the way customers, investors, ratings agencies, regulators or legislators perceive our performance, financial strength and future prospects;

•	Radian Guaranty’s ability to remain eligible under the PMIERs and other applicable requirements imposed by the FHFA and by the GSEs to insure loans purchased by the GSEs;

•
our ability to successfully execute and implement our capital plans and to maintain sufficient holding company liquidity to meet our short- and long-term liquidity needs, including temporary reductions in liquidity resulting from federal AMT payments that we are currently required to make and future federal income tax payments that we expect to make once our NOLs are fully utilized, which we anticipate occurring within the next 12 months;

•
our ability to successfully execute and implement our business plans and strategies, including plans and strategies to reposition our Services segment as well as plans and strategies that require GSE and/or regulatory approvals and licenses;

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

•
legislative and regulatory activity (or inactivity), including the adoption of (or failure to adopt) new laws and regulations, or changes in existing laws and regulations, or the way they are interpreted or applied;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in thousands, except per-share amounts)	September 30, 2017	December 31, 2016

Assets
Investments (Note 5)
Fixed-maturities available for sale—at fair value (amortized cost $3,218,614 and $2,856,468)	$3,256,581	$2,838,512
Equity securities available for sale—at fair value (cost $161,159 and $1,330)	161,303	1,330
Trading securities—at fair value	636,225	879,862
Short-term investments—at fair value (includes $36,782 and $0 of reinvested cash collateral held under securities lending agreements)	491,956	741,531
Other invested assets	599	1,195
Total investments	4,546,664	4,462,430
Cash	61,917	52,149
Restricted cash	36,888	9,665
Accounts and notes receivable	97,020	77,631
Deferred income taxes, net (Note 9)	356,181	411,798
Goodwill and other intangible assets, net (Note 6)	66,967	276,228
Prepaid reinsurance premium	239,620	229,438
Other assets (Note 8)	439,016	343,835
Total assets	$5,844,273	$5,863,174

Liabilities and Stockholders’ Equity
Unearned premiums	$717,589	$681,222
Reserve for losses and loss adjustment expense (“LAE”) (Note 10)	556,488	760,269
Long-term debt (Note 11)	1,026,806	1,069,537
Reinsurance funds withheld	194,353	158,001
Other liabilities	360,835	321,859
Total liabilities	2,856,071	2,990,888
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock: par value $.001 per share; 485,000,000 shares authorized at September 30, 2017 and December 31, 2016; 232,894,636 and 232,091,921 shares issued at September 30, 2017 and December 31, 2016, respectively; 215,298,551 and 214,521,079 shares outstanding at September 30, 2017 and December 31, 2016, respectively	233	232
Treasury stock, at cost: 17,596,085 and 17,570,842 shares at September 30, 2017 and December 31, 2016, respectively	(893,754)	(893,332)
Additional paid-in capital	2,747,393	2,779,891
Retained earnings	1,110,057	997,890
Accumulated other comprehensive income (loss) (“AOCI”) (Note 14)	24,273	(12,395)
Total stockholders’ equity	2,988,202	2,872,286
Total liabilities and stockholders’ equity	$5,844,273	$5,863,174

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2017	2016	2017	2016
Revenues:
Net premiums earned—insurance	$236,702	$238,149	$687,598	$688,184
Services revenue	39,571	45,877	115,400	118,989
Net investment income	32,540	28,430	93,643	84,470
Net gains (losses) on investments and other financial instruments	2,480	7,711	4,960	69,524
Other income	760	716	2,118	2,836
Total revenues	312,053	320,883	903,719	964,003
Expenses:
Provision for losses	35,841	55,785	99,976	148,501
Policy acquisition costs	5,554	6,119	18,406	17,901
Cost of services	27,240	29,447	81,250	80,362
Other operating expenses	64,195	62,119	201,322	182,480
Restructuring and other exit costs (Note 1)	12,038	—	12,038	—
Interest expense	15,715	19,783	47,832	63,863
Loss on induced conversion and debt extinguishment (Note 11)	45,766	17,397	51,469	75,075
Impairment of goodwill (Note 6)	—	—	184,374	—
Amortization and impairment of other intangible assets	2,890	3,292	25,042	9,931
Total expenses	209,239	193,942	721,709	578,113
Pretax income	102,814	126,941	182,010	385,890
Income tax provision	37,672	44,138	67,738	138,726
Net income	$65,142	$82,803	$114,272	$247,164

Net income per share:
Basic	$0.30	$0.39	$0.53	$1.17
Diluted	$0.30	$0.37	$0.52	$1.09

Weighted-average number of common shares outstanding—basic	215,279	214,387	215,194	210,858
Weighted-average number of common and common equivalent shares outstanding—diluted	219,391	225,968	220,230	230,672

Dividends per share	$0.0025	$0.0025	$0.0075	$0.0075

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016

Net income	$65,142	$82,803	$114,272	$247,164
Other comprehensive income, net of tax (Note 14):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	6,239	6,943	33,845	86,614
Less: Reclassification adjustment for net gains (losses) included in net income (loss)	111	3,695	(2,687)	2,296
Net unrealized gains (losses) on investments	6,128	3,248	36,532	84,318
Net foreign currency translation adjustments	28	(36)	136	(346)
Net actuarial gains (losses)	—	156	—	(22)
Other comprehensive income, net of tax	6,156	3,368	36,668	83,950
Comprehensive income	$71,298	$86,171	$150,940	$331,114

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2017	2016
Common Stock
Balance, beginning of period	$232	$224
Impact of extinguishment of Convertible Senior Notes due 2017 and 2019 (Note 11)	—	17
Issuance of common stock under incentive and benefit plans	1	—
Shares repurchased under share repurchase program (Note 13)	—	(9)
Balance, end of period	233	232

Treasury Stock
Balance, beginning of period	(893,332)	(893,176)
Repurchases of common stock under incentive plans	(422)	(21)
Balance, end of period	(893,754)	(893,197)

Additional Paid-in Capital
Balance, beginning of period	2,779,891	2,716,618
Issuance of common stock under incentive and benefit plans	4,761	1,711
Share-based compensation	10,290	17,632
Impact of extinguishment of Convertible Senior Notes due 2017 and 2019 (Note 11)	(52,408)	143,078
Cumulative effect of adoption of the accounting standard update for share-based payment transactions	756	—
Termination of capped calls (Note 11)	4,109	—
Shares repurchased under share repurchase program (Note 13)	(6)	(100,179)
Balance, end of period	2,747,393	2,778,860

Retained Earnings
Balance, beginning of period	997,890	691,742
Net income	114,272	247,164
Dividends declared	(1,614)	(1,568)
Cumulative effect of adoption of the accounting standard update for share-based payment transactions, net of tax	(491)	—
Balance, end of period	1,110,057	937,338

Accumulated Other Comprehensive Income (Loss) (“AOCI”)
Balance, beginning of period	(12,395)	(18,477)
Net foreign currency translation adjustment, net of tax	136	(346)
Net unrealized gains (losses) on investments, net of tax	36,532	84,318
Net actuarial gains (losses)	—	(22)
Balance, end of period	24,273	65,473

Total Stockholders’ Equity	$2,988,202	$2,888,706

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$218,425	$287,449
Cash flows from investing activities:
Proceeds from sales of:
Fixed-maturity investments available for sale	737,054	537,679
Equity securities available for sale	23,423	74,868
Trading securities	176,448	178,227
Proceeds from redemptions of:
Fixed-maturity investments available for sale	377,219	220,126
Trading securities	70,161	106,589
Purchases of:
Fixed-maturity investments available for sale	(1,491,083)	(1,419,431)
Equity securities available for sale	(195,297)	(830)
Sales, redemptions and (purchases) of:
Short-term investments, net	251,509	241,579
Other assets and other invested assets, net	596	2,390
Purchases of property and equipment, net	(25,173)	(28,252)
Acquisitions, net of cash acquired	(86)	—
Net cash provided by (used in) investing activities	(75,229)	(87,055)
Cash flows from financing activities:
Dividends paid	(1,614)	(1,568)
Issuance of long-term debt, net	443,250	343,417
Purchases and redemptions of long-term debt	(591,918)	(445,069)
Proceeds from termination of capped calls	4,109	—
Issuance of common stock	3,283	343
Purchase of common shares	(6)	(100,188)
Change in payable under securities lending agreements	36,782	—
Excess tax benefits from share-based awards (Note 1)	—	115
Repayment of other borrowings	(207)	(292)
Net cash provided by (used in) financing activities	(106,321)	(203,242)
Effect of exchange rate changes on cash and restricted cash	116	(382)
Increase (decrease) in cash and restricted cash	36,991	(3,230)
Cash and restricted cash, beginning of period	61,814	59,898
Cash and restricted cash, end of period	$98,805	$56,668

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
Mortgage Insurance
Our Mortgage Insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, to mortgage lending institutions nationwide. Private mortgage insurance plays an important role in the U.S. housing finance system because it helps protect mortgage lenders and third-party beneficiaries by mitigating default-related losses on residential mortgage loans. Generally, these loans are made to home buyers who make down payments of less than 20% of the home’s purchase price or, in the case of refinancings, have less than 20% equity in the home. Private mortgage insurance also facilitates the sale of these low down payment loans in the secondary mortgage market, most of which are sold to the GSEs.
Our Mortgage Insurance segment currently offers primary mortgage insurance coverage on residential first-lien mortgage loans, which comprised 98.2% of our $51.2 billion total direct RIF as of September 30, 2017. At September 30, 2017, Pool Insurance represented 1.6% of our total direct RIF. We provide our mortgage insurance products mainly through our wholly-owned subsidiary, Radian Guaranty.
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
Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain eligible insurers of loans purchased by the GSEs. At September 30, 2017, Radian Guaranty is an approved mortgage insurer under the PMIERs and is in compliance with the PMIERs financial requirements.
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
The PMIERs specifically provide that the factors that are applied to determine a mortgage insurer’s Minimum Required Assets may be updated every two years. The GSEs have informed us that they expect updates to the PMIERs will become effective in the fourth quarter of 2018. Based on this timing, we would expect to receive a draft of the recommended changes later this year and then to engage in an iterative review process with the GSEs and FHFA before the updated PMIERs are finalized. The GSEs will provide approved insurers with an implementation period of at least 180 days after the updated requirements are finalized and prior to their effective date. While we have not received a draft of the changes to the PMIERs to date, it is reasonably possible that updates to the PMIERs could, among other things, result in a material increase to Radian Guaranty’s capital requirements under the PMIERs financial requirements.
Services
Our Services segment provides services and solutions to participants in multiple facets of the residential real estate and mortgage finance markets. Our Services business is a fee-for-service business that provides outsourced services to buyers and sellers of, and investors in, mortgage- and real estate-related loans and securities as well as other consumer ABS.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

2017 Developments
Capital and Liquidity Actions. During the third quarter of 2017, we completed the following transactions:

•	the issuance of $450 million aggregate principal amount of Senior Notes due 2024; and

•	tender offers resulting in the purchases of aggregate principal amounts of $141.4 million, $115.9 million and $152.3 million of our Senior Notes due 2019, 2020 and 2021, respectively.
The purchases of Senior Notes due 2019, 2020 and 2021 resulted in a pretax charge of $45.8 million during the third quarter of 2017, recorded as a loss on induced conversion and debt extinguishment. See Note 11 for additional information.
On August 9, 2017, Radian Group’s board of directors renewed its share repurchase program that enables the Company to repurchase its common stock. The current authorization allows the Company to spend up to $50 million to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. See Note 13 for additional information.
During the second quarter of 2017, we purchased an aggregate principal amount of $21.6 million of our outstanding Convertible Senior Notes due 2017. These purchases of Convertible Senior Notes due 2017 resulted in a loss on induced conversion and debt extinguishment of $1.2 million.
On January 27, 2017, we settled our obligations with respect to the remaining $68.0 million aggregate principal amount of our Convertible Senior Notes due 2019, resulting in a loss on induced conversion and debt extinguishment of $4.5 million. As of the settlement date, this transaction resulted in an aggregate decrease of 6.4 million diluted shares for purposes of determining diluted net income per share. See Note 11 for additional information on our transactions related to long-term debt.
Restructuring and Other Exit Costs. Based on our strategic assessment of the Services business, on September 5, 2017, the Company committed to a plan to restructure the Services business and incurred pretax restructuring charges of $12.0 million in the third quarter of 2017, including $5.4 million in cash payments. Additional pretax charges of approximately $7.5 million, including approximately $6.0 million in cash payments, are expected to be recognized within the next 12 months. The total restructuring charges of approximately $19.5 million are expected to consist of: (i) asset impairment charges of approximately $8.1 million; (ii) employee severance and benefit costs of approximately $6.9 million; (iii) facility and lease termination costs of approximately $2.7 million; and (iv) contract termination and other restructuring costs of approximately $1.8 million. See Note 6 for additional information, including the events that led to the restructuring decision.
Impairment of Goodwill and Other Intangible Assets. During the second quarter of 2017, we recorded a goodwill impairment charge of $184.4 million, as well as an impairment charge for other intangible assets of $15.8 million, in each case related to our Services segment. These charges were primarily due to changes in expectations regarding the future growth of certain Services product lines resulting from changes in our business strategy, combined with market trends observed during the second quarter of 2017 that we expect to persist. As of September 30, 2017 the remaining balances of goodwill and other intangible assets reported in our condensed consolidated balance sheet were $10.9 million and $56.0 million, respectively. See Note 6 for additional information.
Developments Subsequent to September 30, 2017. For information on transactions that occurred subsequent to September 30, 2017, see Note 16.
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
Securities Lending Agreements. Securities lending agreements, in which we loan certain securities in our investment portfolio to third parties for short periods of time, are treated as collateralized financing arrangements on our condensed consolidated balance sheets. In all of our securities lending agreements, the securities that we transfer to Borrowers (loaned securities) may be transferred or loaned by the Borrowers; however, we maintain effective control over all loaned securities, including: (i) retaining ownership of the securities; (ii) receiving the related investment or other income; and (iii) having the right to request the return of the loaned securities at any time. We report such securities within other assets in our condensed consolidated balance sheets. We receive cash or other securities as collateral for such loaned securities. Any cash collateral may be invested in liquid assets. Cash collateral, which is reinvested for our benefit by the intermediary in accordance with the investment guidelines contained in the securities lending and collateral agreements, is reflected in short-term investments, with an offsetting liability recognized in other liabilities for the obligation to return the cash collateral to the Borrower. Securities collateral we receive from Borrowers is held on deposit for the Borrower’s benefit and we may not transfer or loan such securities collateral unless the Borrower is in default. Therefore, such securities collateral is not reflected in our condensed consolidated financial statements given that the risks and rewards of ownership are not transferred to us from the Borrowers. See Note 5 for additional information.
Fees received and paid in connection with securities lending agreements are recorded in net investment income and interest expense, respectively, on the condensed consolidated statements of operations.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Restructuring and Other Exit Costs. Restructuring and other exit costs include items such as asset impairment charges, employee severance and benefit costs, facility and lease termination costs, contract terminations and other costs of restructuring or exiting activities. The timing of the future expense and associated cash payments for restructuring and other exit costs is dependent on the type of exit cost and is expected to be completed within the next 12 months. We review assets for impairment in accordance with the accounting guidance for long-lived assets. Generally, our employee severance and benefit costs are part of the Company’s ongoing benefit arrangement and are recognized when probable and estimable. A liability for facility and lease contract termination costs is recognized at the date we cease the use of rights conveyed by the contract and is measured at its fair value, which is determined based on the remaining contractual lease rentals reduced by estimated sublease rentals. Other contract termination and exit costs include future costs that will be incurred, which are recognized in total when they no longer will benefit the Company. The liabilities for restructuring and other exit costs are recorded in other liabilities.
Goodwill and Other Intangible Assets, Net. In performing the quantitative analysis for our goodwill impairment test as of June 30, 2017, we elected to early adopt the update to the accounting standard regarding goodwill and other intangibles, as discussed in “—Accounting Standards Adopted During 2017” below. This update simplifies the subsequent measurement of goodwill by eliminating step two of the goodwill impairment test. Under the new guidance, if indicators for impairment are present, we perform a quantitative analysis to evaluate our long-lived assets for potential impairment, and then determine the amount of the goodwill impairment by comparing a reporting unit’s fair value to its carrying amount. After adjusting the carrying value for any impairment of other intangibles or long-lived assets, an impairment charge is recognized for any excess of the reporting unit’s carrying amount over the reporting unit’s estimated fair value, up to the full amount of the goodwill allocated to the reporting unit.
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
In January 2017, the FASB issued an update to the accounting standard regarding goodwill and other intangibles. This update simplifies the subsequent measurement of goodwill by eliminating step two of the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any excess of the reporting unit’s carrying amount over the reporting unit’s estimated fair value, after adjusting the carrying value for any impairment of other intangibles or long-lived assets. The provisions of this update are effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We elected to early adopt this update to perform the quantitative analysis for our goodwill impairment test as of June 30, 2017. See “—Other Significant Accounting Policies” above and Note 6 for additional information.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Accounting Standards Not Yet Adopted. In May 2014, the FASB issued an update to the accounting standard regarding revenue recognition. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This update is not expected to change revenue recognition principles related to our investments and insurance products, which combined represent a significant portion of our total revenues. This update is primarily applicable to revenues from our Services segment. In July 2015, the FASB delayed the effective date for this updated standard for public companies to interim and annual periods beginning after December 15, 2017, and subsequently issued various clarifying updates. Early adoption is permitted. This standard permits the use of either the full retrospective or the modified retrospective transition method. We currently anticipate using the modified retrospective method of adoption, with the cumulative effect of initially applying the guidance recognized at the date of adoption. We have reviewed current accounting policies and key contracts that are representative of our various products and services within the Services segment and are in the process of comparing our historical accounting policies and practices to the requirements of the new guidance. We are identifying potential differences resulting from applying the new requirements to our contracts and updating our accounting policy. While we anticipate differences in timing of revenue recognition, we do not expect the impact to be material to our financial statements. We are also in the process of evaluating new disclosure requirements and identifying appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new guidance.
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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

In June 2016, the FASB issued an update to the accounting standard regarding the measurement of credit losses on financial instruments. This update requires that financial assets measured at their amortized cost basis be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities are to be recorded through an allowance for credit losses, rather than a write-down of the asset, with the amount of the allowance limited to the amount by which fair value is less than amortized cost. This update is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact to our financial statements and future disclosures as a result of this update.
In October 2016, the FASB issued an update to the accounting standard regarding the accounting for income taxes. This update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This update is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in the first interim period of the adoption year. We have concluded there is currently no impact to our financial statements and future disclosures as a result of this update.
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
The calculation of basic and diluted net income per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2017	2016	2017	2016
Net income—basic	$65,142	$82,803	$114,272	$247,164
Adjustment for dilutive Convertible Senior Notes due 2019, net of tax (1)	—	848	(215)	5,151
Net income—diluted	$65,142	$83,651	$114,057	$252,315

Average common shares outstanding—basic	215,279	214,387	215,194	210,858
Dilutive effect of Convertible Senior Notes due 2017 (2)	16	178	398	71
Dilutive effect of Convertible Senior Notes due 2019	—	8,274	611	16,897
Dilutive effect of share-based compensation arrangements (2)	4,096	3,129	4,027	2,846
Adjusted average common shares outstanding—diluted	219,391	225,968	220,230	230,672

Net income per share:

Basic	$0.30	$0.39	$0.53	$1.17

Diluted	$0.30	$0.37	$0.52	$1.09
______________________

(1)
As applicable, includes coupon interest, amortization of discount and fees, and other changes in income that would result from the assumed conversion. Included in the nine months ended September 30, 2017 is a benefit related to our adjustment of estimated accrued expense to actual amounts, resulting from the January 2017 settlement of our obligations on the remaining Convertible Senior Notes due 2019.

(2)
The following number of shares of our common stock equivalents issued under our share-based compensation arrangements and our convertible debt were not included in the calculation of diluted net income per share because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Shares of common stock equivalents	676	1,045	440	1,045
Shares of Convertible Senior Notes due 2017	—	—	—	1,902

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
In the fourth quarter of 2016, we completed an organizational change that resulted in a change to our segment financial reporting structure. Previously, contract underwriting activities on behalf of third parties were reported in either the Mortgage Insurance segment or the Services segment, based on the customer relationship. Management responsibility for this contract underwriting business was moved entirely to the Services segment. This organizational change resulted in the reclassification to the Services segment of revenue and expenses for all contract underwriting performed on behalf of third parties. This change aligns with changes in personnel reporting lines and management oversight, and is consistent with the way the chief operating decision maker began assessing the performance of the reportable segments in the fourth quarter of 2016. The amounts reclassified did not have a material impact on adjusted pretax operating income. As a result, on a segment basis, Services revenue, cost of services and other operating expenses have increased, with offsetting reductions in Mortgage Insurance other income and other operating expenses. This change has been reflected in our segment operating results. Mortgage Insurance underwriting continues to be reported as an expense in the Mortgage Insurance segment.
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
We allocate to our Mortgage Insurance segment: (i) corporate expenses based on an allocated percentage of time spent on the Mortgage Insurance segment; (ii) all interest expense except for interest expense on the original principal balance of $300 million from the Senior Notes due 2019 that were issued to fund our purchase of Clayton; and (iii) all corporate cash and investments.
We allocate to our Services segment: (i) corporate expenses based on an allocated percentage of time spent on the Services segment and (ii) as noted above, allocated interest expense based on the original amount of debt issued to fund our purchase of Clayton. No material corporate cash or investments are allocated to the Services segment. Inter-segment activities are recorded at market rates for segment reporting and eliminated in consolidation.
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

(5)
Net impairment losses recognized in earnings. The recognition of net impairment losses on investments and the impairment of other long-lived assets does not result in a cash payment and can vary significantly in both amount and frequency, depending on market credit cycles and other factors. We do not view these impairment losses to be indicative of our fundamental operating activities. Therefore, whenever these losses occur, we exclude them from our calculation of adjusted pretax operating income (loss).

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Summarized operating results for our segments as of and for the periods indicated, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016 (1)	2017	2016 (1)
Mortgage Insurance
Net premiums written—insurance (2)	$247,810	$240,999	$713,782	$499,662
(Increase) decrease in unearned premiums	(11,108)	(2,850)	(26,184)	188,522
Net premiums earned—insurance	236,702	238,149	687,598	688,184
Net investment income	32,540	28,430	93,643	84,470
Other income	760	716	2,118	2,836
Total (3)	270,002	267,295	783,359	775,490

Provision for losses	35,980	56,151	100,926	149,500
Policy acquisition costs	5,554	6,119	18,406	17,901
Other operating expenses before corporate allocations	36,941	35,940	114,169	102,851
Total (4)	78,475	98,210	233,501	270,252
Adjusted pretax operating income before corporate allocations	191,527	169,085	549,858	505,238
Allocation of corporate operating expenses	11,737	11,911	41,817	35,526
Allocation of interest expense	11,282	15,360	34,539	50,596
Adjusted pretax operating income	$168,508	$141,814	$473,502	$419,116
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

(3)
Excludes net gains on investments and other financial instruments of $2.5 million and $5.0 million, respectively, for the three and nine months ended September 30, 2017, and net gains on investments and other financial instruments of $7.7 million and $69.5 million, respectively, for the three and nine months ended September 30, 2016, not included in adjusted pretax operating income.

(4)Includes inter-segment expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Inter-segment expenses	$1,491	$2,156	$5,726	$5,702

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016 (1)	2017	2016 (1)
Services
Services revenue (2)	$41,062	$48,033	$121,126	$124,691

Cost of services	27,544	29,655	82,196	81,239
Other operating expenses before corporate allocations	12,781	13,575	38,188	40,973
Restructuring and other exit costs (3)	5,463	—	5,463	—
Total	45,788	43,230	125,847	122,212
Adjusted pretax operating income (loss) before corporate allocations	(4,726)	4,803	(4,721)	2,479
Allocation of corporate operating expenses	3,730	2,265	10,852	6,795
Allocation of interest expense	4,433	4,423	13,293	13,267
Adjusted pretax operating income (loss)	$(12,889)	$(1,885)	$(28,866)	$(17,583)
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

(2)	Includes inter-segment revenues as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Inter-segment revenues	$1,491	$2,156	$5,726	$5,702

(3)	Primarily includes employee severance and related benefit costs. Does not include impairment of long-lived assets, which is not considered a component of adjusted pretax operating income.

Selected balance sheet information for our segments, as of the periods indicated, is as follows:

	At September 30, 2017
(In thousands)	Mortgage Insurance	Services (1)	Total
Total assets	$5,630,687	$213,586	$5,844,273

	At December 31, 2016
(In thousands)	Mortgage Insurance	Services	Total
Total assets	$5,506,338	$356,836	$5,863,174
______________________

(1)
The decrease in total assets for the Services segment at September 30, 2017, as compared to December 31, 2016, is primarily due to the impairment of goodwill and other intangible assets. See Note 6 for further details.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The reconciliation of adjusted pretax operating income to consolidated pretax income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Adjusted pretax operating income (loss):
Mortgage Insurance (1)	$168,508	$141,814	$473,502	$419,116
Services (1)	(12,889)	(1,885)	(28,866)	(17,583)
Total adjusted pretax operating income	155,619	139,929	444,636	401,533

Net gains (losses) on investments and other financial instruments	2,480	7,711	4,960	69,524
Loss on induced conversion and debt extinguishment	(45,766)	(17,397)	(51,469)	(75,075)
Acquisition-related expenses (2)	(54)	(10)	(126)	(161)
Impairment of goodwill	—	—	(184,374)	—
Amortization and impairment of other intangible assets	(2,890)	(3,292)	(25,042)	(9,931)
Impairment of other long-lived assets (3)	(6,575)	—	(6,575)	—
Consolidated pretax income	$102,814	$126,941	$182,010	$385,890
______________________

(1)	Includes inter-segment expenses and revenues as listed in the notes to the preceding tables.

(2)	Acquisition-related expenses represent expenses incurred to effect the acquisition of a business, net of adjustments to accruals previously recorded for acquisition expenses.

(3)	Included within restructuring and other exit costs. See Note 1.
On a consolidated basis, “adjusted pretax operating income” is a measure not determined in accordance with GAAP. Total adjusted pretax operating income is not a measure of total profitability, and therefore should not be considered in isolation or viewed as a substitute for GAAP pretax income. Our definition of adjusted pretax operating income may not be comparable to similarly-named measures reported by other companies.

4. Fair Value of Financial Instruments
Available for sale securities, trading securities and certain other assets are recorded at fair value. All changes in the fair value of trading securities and certain other assets are included in our condensed consolidated statements of operations. All changes in the fair value of available for sale securities are recorded in AOCI. There were no significant changes to our fair value methodologies during the nine months ended September 30, 2017.
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
The following is a list of assets that are measured at fair value by hierarchy level as of September 30, 2017:

(In thousands)	Level I	Level II	Total
Assets at Fair Value
Investment Portfolio:
U.S. government and agency securities	$137,606	$12,217	$149,823
State and municipal obligations	—	385,486	385,486
Money market instruments	155,957	—	155,957
Corporate bonds and notes	—	2,291,267	2,291,267
RMBS	—	207,150	207,150
CMBS	—	495,229	495,229
Other ABS	—	620,441	620,441
Foreign government and agency securities	—	36,684	36,684
Equity securities	187,642	860	188,502
Other investments (1)	—	39,620	39,620
Total Investments at Fair Value (2)	481,205	4,088,954	4,570,159
Total Assets at Fair Value	$481,205	$4,088,954	$4,570,159
______________________

(1)	Comprising short-term certificates of deposit and commercial paper.

(2)
Does not include certain other invested assets ($0.6 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value. Also does not include cash collateral held under securities lending agreements reinvested in short-term investments, and includes securities loaned to third-party borrowers under securities lending agreements.

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
At December 31, 2016, total Level III assets of $1.0 million accounted for less than 0.1% of total assets measured at fair value. Included in equity securities was a Level III investment of $0.5 million in a privately-placed equity security, purchased during the three months ended June 30, 2015. Included in other debt securities was a Level III investment of $0.5 million in debt securities from a non-public company issuer, purchased during the three months ended June 30, 2016. There were no related gains or losses recorded during the year ended December 31, 2016 on these investments. However, during the nine months ended September 30, 2017, we recorded other-than-temporary credit-related impairment losses in earnings of $1.0 million on these securities. As a result, there were no Level III assets remaining in our portfolio at September 30, 2017. See Note 5 for additional information.
There were no Level III liabilities at September 30, 2017 or December 31, 2016. There were no transfers between Level I and Level II for the three and nine months ended September 30, 2017 and 2016. There were also no transfers involving Level III assets or liabilities for the three and nine months ended September 30, 2017 and 2016.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets were as follows as of the dates indicated:

	September 30, 2017		December 31, 2016
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Other invested assets	$599	$3,404	$1,195	$3,789
Liabilities:
Long-term debt	1,026,806	1,095,409	1,069,537	1,214,471

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

5. Investments
Available for Sale Securities
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	September 30, 2017
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$61,287	$60,860	$187	$614
State and municipal obligations	125,485	129,507	4,461	439
Corporate bonds and notes	1,806,796	1,836,316	34,927	5,407
RMBS	176,789	175,408	796	2,177
CMBS	433,916	436,892	4,167	1,191
Other ABS	616,687	618,832	2,627	482
Foreign government and agency securities	31,437	32,392	961	6
Total fixed-maturities available for sale (1)	3,252,397	3,290,207	48,126	10,316
Equity securities available for sale (1) (2)	188,065	188,502	937	500
Total debt and equity securities	$3,440,462	$3,478,709	$49,063	$10,816
______________________

(1)	Includes loaned securities under securities lending agreements that are classified as other assets in our condensed consolidated balance sheets, as further described below.

(2)	Primarily consists of investments in fixed income and equity exchange-traded funds and publicly-traded business development company equities.

	December 31, 2016
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$78,931	$75,474	$2	$3,459
State and municipal obligations	66,124	67,171	1,868	821
Corporate bonds and notes	1,463,720	1,455,628	14,320	22,412
RMBS	358,262	350,628	197	7,831
CMBS	429,057	428,289	2,255	3,023
Other ABS	433,603	434,728	2,037	912
Foreign government and agency securities	24,771	24,594	148	325
Other investments	2,000	2,000	—	—
Total fixed-maturities available for sale	2,856,468	2,838,512	20,827	38,783
Equity securities available for sale (1)	1,330	1,330	—	—
Total debt and equity securities	$2,857,798	$2,839,842	$20,827	$38,783
______________________

(1)	Primarily consists of investments in Federal Home Loan Bank stock as required in connection with the memberships of Radian Guaranty and Radian Reinsurance in the FHLB.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Gross Unrealized Losses and Fair Value of Available for Sale Securities
The following tables show the gross unrealized losses and fair value of our securities deemed “available for sale” aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of September 30, 2017, are loaned securities under securities lending agreements that are classified as other assets in our condensed consolidated balance sheets, as further described below.

	September 30, 2017
($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	8	$37,926	$604	2	$1,580	$10	10	$39,506	$614
State and municipal obligations	17	60,210	439	—	—	—	17	60,210	439
Corporate bonds and notes	108	439,016	5,104	5	11,013	303	113	450,029	5,407
RMBS	29	114,243	1,862	5	14,262	315	34	128,505	2,177
CMBS	30	122,980	1,009	3	1,811	182	33	124,791	1,191
Other ABS	64	174,128	478	1	1,484	4	65	175,612	482
Foreign government and agency securities	2	1,196	6	—	—	—	2	1,196	6
Equity securities	11	79,856	500	—	—	—	11	79,856	500
Total	269	$1,029,555	$10,002	16	$30,150	$814	285	$1,059,705	$10,816

	December 31, 2016
($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	7	$73,160	$3,459	—	$—	$—	7	$73,160	$3,459
State and municipal obligations	7	30,901	821	—	—	—	7	30,901	821
Corporate bonds and notes	185	788,876	22,135	2	4,582	277	187	793,458	22,412
RMBS	56	311,031	7,822	1	1,398	9	57	312,429	7,831
CMBS	37	218,170	2,909	2	6,585	114	39	224,755	3,023
Other ABS	58	131,268	470	16	45,886	442	74	177,154	912
Foreign government and agency securities	12	13,034	325	—	—	—	12	13,034	325
Total	362	$1,566,440	$37,941	21	$58,451	$842	383	$1,624,891	$38,783

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

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
During the nine months ended September 30, 2017, we recorded other-than-temporary impairment losses in earnings of $1.0 million, including $0.5 million related to a convertible note of a non-public company issuer included in debt securities and $0.5 million related to a privately-placed equity security. We concluded that we would not recover the amortized cost basis of these securities due to credit deterioration. There were no credit-related impairment losses recognized in earnings or in AOCI during the year ended December 31, 2016.
Although we held securities in an unrealized loss position as of September 30, 2017, we did not consider those securities to be other-than-temporarily impaired as of such date. For all investment categories, the unrealized losses of 12 months or greater duration as of September 30, 2017 were generally caused by interest rate or credit spread movements since the purchase date, and as such, we expect the present value of cash flows to be collected from these securities to be sufficient to recover the amortized cost basis of these securities. As of September 30, 2017, we did not have the intent to sell any debt securities in an unrealized loss position, and we determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis, which may be at maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at September 30, 2017.
Trading Securities
The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

(In thousands)	September 30, 2017		December 31, 2016
Trading securities:
U.S. government and agency securities	$—		$33,042
State and municipal obligations	214,599		259,573
Corporate bonds and notes	327,306		453,617
RMBS	31,742		38,214
CMBS	58,337		78,984
Other ABS	—		8,219
Foreign government and agency securities	4,292		8,213
Total	$636,276	(1)	$879,862
______________________

(1)	Includes loaned securities under securities lending agreements that are classified as other assets in our condensed consolidated balance sheets, as further described below.
For trading securities held at September 30, 2017 and December 31, 2016, we had net unrealized gains associated with those securities of $10.0 million and $16.8 million during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.
For the nine months ended September 30, 2017, we did not transfer any securities from the available for sale or trading categories.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Securities Lending Agreements
During the third quarter of 2017, we commenced participation in a securities lending program whereby we loan certain securities in our investment portfolio to Borrowers for short periods of time. These securities lending agreements are collateralized financing arrangements whereby we transfer securities to third parties through an intermediary in exchange for cash or other securities. In all of our securities lending agreements, the securities we transfer to Borrowers (loaned securities) may be transferred or loaned by the Borrowers; however, we maintain effective control over all loaned securities, including: (i) retaining ownership of the securities; (ii) receiving the related investment or other income; and (iii) having the right to request the return of the loaned securities at any time. Although we report such securities at fair value within other assets on our condensed consolidated balance sheets, the detailed information provided in this Note includes these securities. See Notes 1 and 8 for additional information.
Under our securities lending agreements, the Borrower is required to provide to us collateral, consisting of cash or securities, in amounts generally equal to or exceeding (i) 102% of the value of the loaned securities (105% in the case of foreign securities) or (ii) another agreed-upon percentage not less than 100% of the market value of the loaned securities. Any cash collateral we receive may be invested in liquid assets.
Under our securities lending agreements, the Borrower generally may return the loaned securities to us at any time, which would require us to return the collateral within the standard settlement period for the loaned securities on the principal exchange or market in which the securities are traded. We manage this liquidity risk associated with cash collateral by regularly monitoring our available sources of cash and collateral to ensure we can meet short-term liquidity demands in both normal and stressed scenarios. We may use our general liquidity resources to meet any potential cash demands when loaned securities are returned to us. The credit risk under these programs is reduced by the amounts of collateral received. On a daily basis, the value of the underlying securities that we have loaned to the Borrowers is compared to the value of cash and securities collateral we received from the Borrowers, and additional cash or securities are requested or returned, as applicable. In addition, we are indemnified against counterparty credit risk by the intermediary.
Key components of our securities lending agreements at September 30, 2017 consisted of the following:

(In thousands)	September 30, 2017
Loaned securities: (1)
Corporate bonds and notes	$33,557
Foreign government and agency securities	120
Equity securities	27,199
Total loaned securities, at fair value	$60,876

Total loaned securities, at amortized cost	$60,740
Securities collateral on deposit from Borrowers (2)	25,589
Reinvested cash collateral, at estimated fair value (3)	36,782
______________________

(1)
Our securities loaned under securities lending agreements are included at fair value within other assets on our condensed consolidated balance sheets. All of our securities lending agreements are classified as overnight and continuous. None of the amounts are subject to offsetting.

(2)
Securities collateral on deposit with us from Borrowers may not be transferred or re-pledged unless the Borrower is in default, and is therefore not reflected in our condensed consolidated financial statements.

(3)
All cash collateral received has been reinvested in accordance with the securities lending and collateral agreements and is included in short-term investments. Amounts payable on the return of cash collateral under securities lending agreements are included within other liabilities on our condensed consolidated balance sheets.

There were no securities lending transactions outstanding at December 31, 2016.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Net Gains (Losses) on Investments and Other Financial Instruments
Net realized and unrealized gains (losses) on investments and other financial instruments consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net realized gains (losses):
Fixed-maturities available for sale	$137	$5,685	$(3,552)	$3,703
Equity securities available for sale	33	—	418	(170)
Trading securities	(223)	1,524	(6,266)	(295)
Short-term investments	14	38	(18)	(1)
Other invested assets	—	631	—	631
Other gains (losses)	7	15	25	33
Net realized gains (losses) on investments	(32)	7,893	(9,393)	3,901
Other-than-temporary impairment losses	—	—	(1,000)	—
Unrealized gains (losses) on trading securities	2,353	(47)	14,517	62,862
Total net gains (losses) on investments	2,321	7,846	4,124	66,763
Net gains (losses) on other financial instruments	159	(135)	836	2,761
Net gains (losses) on investments and other financial instruments	$2,480	$7,711	$4,960	$69,524
Contractual Maturities
The contractual maturities of fixed-maturity investments were as follows:

	September 30, 2017
	Available for Sale
(In thousands)	Amortized Cost	Fair Value
Due in one year or less (1)	$41,767	$41,780
Due after one year through five years (1)	687,822	694,932
Due after five years through 10 years (1)	965,360	974,600
Due after 10 years (1)	330,056	347,763
RMBS (2)	176,789	175,408
CMBS (2)	433,916	436,892
Other ABS (2)	616,687	618,832
Total (3)	$3,252,397	$3,290,207
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS and Other ABS are shown separately, as they are not due at a single maturity date.

(3)	Includes securities loaned under securities lending agreements.
Other
At December 31, 2016, Radian Guaranty had $63.9 million in a collateral account invested in and classified as part of our trading securities and pledged to cover Loss Mitigation Activity on the loans subject to the Freddie Mac Agreement. During the third quarter of 2017, the scheduled final settlement date under the Freddie Mac Agreement occurred. As of September 30, 2017, the remaining balance of $5.5 million in the collateral account was invested in and classified as short-term investments and pledged to cover Loss Mitigation Activity and pending claims activity already in process but not yet finalized. See Note 10 for additional information.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

6. Goodwill and Other Intangible Assets, Net
All of our goodwill and other intangible assets relate to our Services segment. The following table shows the changes in the carrying amount of goodwill for the year-to-date periods ended September 30, 2017 and December 31, 2016:

(In thousands)	Goodwill	Accumulated Impairment Losses	Net
Balance at December 31, 2015	$197,265	$(2,095)	$195,170
Goodwill acquired	—	—	—
Impairment losses	—	—	—
Balance at December 31, 2016	197,265	(2,095)	195,170
Goodwill acquired	126	—	126
Impairment losses	—	(184,374)	(184,374)
Balance at September 30, 2017	$197,391	$(186,469)	$10,922
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
In the second quarter of 2017, we early adopted the update to the accounting standard regarding goodwill and other intangibles, as discussed in Note 1 “—Significant Accounting Policies—Recent Accounting Pronouncements—Accounting Standards Adopted During 2017.” In accordance with the updated standard, the fair value of a reporting unit is compared with its carrying amount, with any excess of the reporting unit’s carrying amount over its estimated fair value recognized as an impairment charge, up to the full amount of the goodwill allocated to the reporting unit, after adjusting the carrying value for any impairment of other intangibles or long-lived assets.
For additional information on our accounting policies for goodwill and other intangible assets, see Note 1 herein and Note 1 of Notes to Consolidated Financial Statements in our 2016 Form 10-K.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Impairment Analysis
We performed an interim goodwill impairment test as of June 30, 2017, due to events and circumstances identified during our June 30, 2017 qualitative analysis that indicated that it was more likely than not that the fair value was less than the carrying amount. We performed our qualitative assessment of goodwill at June 30, 2017, focusing on the impact of certain key factors affecting our Services segment, including: (i) decisions related to changes in the business strategy for our Services segment determined in the second quarter of 2017, following our Chief Executive Officer’s evaluation of both existing products and new product development opportunities and (ii) second quarter 2017 results for our Services segment which were negatively impacted by market trends. Our expectation that these market trends will persist negatively impacted our projected future cash flows compared to the projections used in our prior valuation.
Our Chief Executive Officer joined Radian in March 2017 and initiated a review to evaluate the strategic direction of the Services segment. Based on this strategic review, in the second quarter of 2017, we made several decisions with respect to business strategy for the segment in order to reposition the Services business to drive future growth and profitability. We determined to: (i) discontinue certain initiatives, as discussed below and (ii) shift the strategy of the Services segment to focus on core products and services that, in the current market environment, are expected to have higher growth potential, to produce more predictable, recurring revenue streams over time and to better align with our market expertise and the needs of our customers. Our recent strategic decisions include an intent to scale back or, in certain cases, discontinue certain planned or existing initiatives, such as discontinuing a new product line which, based on a market study received in the second quarter of 2017, would require significant additional investment to achieve the growth rates that had been expected. The impact of the strategic decisions determined during the second quarter resulted in a meaningful reduction in the fair value of the Services segment since the previous annual impairment test.
During the second quarter of 2017, the Services segment performed below forecasted levels. In combination with the recent underperformance of the Services segment, the anticipated business and growth opportunities for certain business lines in our Services segment have been impacted by: (i) market demand, which was lower than anticipated; (ii) increased competition, including with respect to product alternatives and pricing; and (iii) delays in the realization of efficiencies and margin improvements associated with certain technology initiatives. The demand for certain products and services has decreased due to several factors. Given the decreased volume of refinancings in the mortgage market that began in the first half of 2017, our customers have excess internal capacity which they are choosing to utilize and as a result they are less reliant on outsourcing to us. Additionally, due to market and competitive pressures, we renewed the contract terms with one of our largest customers during the second quarter of 2017, with lower pricing and volumes than expected in order to retain the engagement. We also experienced lower than expected customer acceptance for certain of our current and proposed products and services. The impact of these factors, partially offset by related future expense reductions, constituted a majority of the decline in the fair value of the Services segment since the previous annual impairment test.
Our quantitative valuation analysis, performed in connection with our annual goodwill impairment analysis in 2016, relied heavily on achieving the growth rates in our projected future cash flows. The impact of the market trends observed during the second quarter of 2017, which we currently expect to continue, together with our strategic decisions discussed above, resulted in changes to our expected product mix and the expected growth rates associated with various initiatives, which in turn generated material reductions to our forecasted net cash flows. Given the significant negative impact that the market trends and our strategic decisions would have on the timing and amount of our projected future cash flows in comparison to our original projections, we performed a quantitative analysis of the associated goodwill and other intangible assets as of June 30, 2017.
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
The following is a summary of the gross and net carrying amounts and accumulated amortization of our other intangible assets as of the periods indicated:

	September 30, 2017
(In thousands)	Original Amount Acquired	Accumulated Amortization and Impairment	Net Carrying Amount
Client relationships (1)	$83,363	$(40,625)	$42,738
Technology (2)	15,250	(8,382)	6,868
Trade name and trademarks	8,340	(2,787)	5,553
Client backlog	6,680	(5,813)	867
Non-competition agreements	185	(166)	19
Total	$113,818	$(57,773)	$56,045
______________________

(1)	Includes an impairment charge of $14.9 million.

(2)	Includes an impairment charge of $0.9 million.

	December 31, 2016
(In thousands)	Original Amount Acquired	Accumulated Amortization	Net Carrying Amount
Client relationships	$83,316	$(19,696)	$63,620
Technology	15,250	(5,497)	9,753
Trade name and trademarks	8,340	(2,125)	6,215
Client backlog	6,680	(5,235)	1,445
Non-competition agreements	185	(160)	25
Total	$113,771	$(32,713)	$81,058

The estimated aggregate amortization expense for the remainder of 2017 and thereafter is as follows (in thousands):

2017	$2,754
2018	10,316
2019	8,790
2020	7,412
2021	5,834
2022	5,081
Thereafter	15,858
Total	$56,045

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Generally, for tax purposes, substantially all of our goodwill and other intangible assets are deductible and will be amortized over a period of 15 years from acquisition.

7. Reinsurance
The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net premiums written—insurance:
Direct	$265,927	$261,456	$766,219	$748,110
Ceded (1)	(18,117)	(20,457)	(52,437)	(248,448)
Net premiums written—insurance	$247,810	$240,999	$713,782	$499,662
Net premiums earned—insurance:
Direct	$250,541	$258,074	$729,832	$747,342
Assumed	7	9	21	27
Ceded (1)	(13,846)	(19,934)	(42,255)	(59,185)
Net premiums earned—insurance	$236,702	$238,149	$687,598	$688,184
______________________

(1)	Net of profit commission.
In 2012, Radian Guaranty entered into the QSR Transactions with a third-party reinsurance provider. Radian Guaranty has ceded the maximum amount permitted under the QSR Transactions; therefore, Radian Guaranty is no longer ceding NIW under these transactions. RIF ceded under the QSR Transactions was $1.3 billion and $1.7 billion as of September 30, 2017 and 2016, respectively.
In the first quarter of 2016, in order to proactively manage the risk and return profile of Radian Guaranty’s insured portfolio and manage its position under the PMIERs financial requirements in a cost-effective manner, Radian Guaranty entered into the Single Premium QSR Transaction with a panel of third-party reinsurers. RIF ceded under the Single Premium QSR Transaction was $4.3 billion and $3.6 billion as of September 30, 2017 and 2016, respectively. See Note 8 of Notes to Consolidated Financial Statements in our 2016 Form 10-K for more information about our reinsurance transactions.
As of December 31, 2017, our ability to cede Single Premium NIW under the Single Premium QSR Transaction expires. In anticipation of this expiration, we entered into the 2018 Single Premium QSR Transaction in October 2017. See Note 16 for additional information.
The following tables show the amounts related to the QSR Transactions and the Single Premium QSR Transaction for the periods indicated:

	QSR Transactions
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Ceded premiums written (1)	$4,621	$6,730	$15,137	$22,048
Ceded premiums earned (1)	6,826	10,597	22,064	33,094
Ceding commissions written	1,323	1,922	4,328	6,291
Ceding commissions earned (2)	2,925	3,974	10,198	12,199
Ceded losses, net	257	495	517	1,259

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Single Premium QSR Transaction
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Ceded premiums written (1)	$13,248	$13,004	$36,064	$222,085	(3)
Ceded premiums earned (1)	6,771	8,608	18,941	21,748
Ceding commissions written	5,156	5,482	14,002	61,258
Ceding commissions earned (2)	3,536	4,382	9,721	11,173
Ceded losses	406	719	1,443	1,635
______________________

(1)	Net of profit commission.

(2)	Includes amounts reported in policy acquisition costs and other operating expenses.

(3)	Includes ceded premiums for policies written in prior periods. See Note 8 of Notes to Consolidated Financial Statements in our 2016 Form 10-K.

8. Other Assets
The following table shows the components of other assets as of the dates indicated:

(In thousands)	September 30, 2017	December 31, 2016
Deposit with the IRS (Note 9)	$88,557	$88,557
Property and equipment (1) (2)	88,119	70,665
Corporate-owned life insurance	85,699	83,248
Loaned securities	60,876	—
Accrued investment income	31,390	29,255
Deferred policy acquisition costs	15,816	14,127
Reinsurance recoverables	7,605	7,368
Other	60,954	50,615
Total other assets	$439,016	$343,835
______________________

(1)
Property and equipment at cost, less accumulated depreciation of $101.7 million and $118.5 million at September 30, 2017 and December 31, 2016, respectively. Depreciation expense was $4.6 million and $2.9 million for the three-month periods ended September 30, 2017 and 2016, respectively, and $12.8 million and $7.6 million for the nine-month periods ended September 30, 2017 and 2016, respectively.

(2)
Includes $45.0 million and $49.7 million at September 30, 2017 and December 31, 2016, respectively, related to our technology upgrade project and $15.7 million at September 30, 2017 of leasehold improvements related to our new corporate headquarters.

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
As of September 30, 2017, for federal income tax purposes and before any consideration of the impact of our potential IRS Settlement, we have generated certain tax attributes. We had approximately $297.4 million of NOL carryforwards. To the extent not utilized, the NOL carryforwards will expire during tax years 2031 and 2032. We also have research and development tax credit carryforwards of $6.4 million that, if not utilized, will expire during tax years 2031 through 2036. Additionally, we had approximately $36.2 million of AMT credit carryforwards, which have no expiration date.
We are required to establish a valuation allowance against our DTAs when it is more likely than not that all or some portion of our DTAs will not be realized. At each balance sheet date, we assess our need for a valuation allowance. Our assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our DTAs will be realized in future periods. In making this assessment as of September 30, 2017, we determined that certain of our non-insurance subsidiaries within Radian may continue to generate taxable losses on a separate company basis in the near term and may not be able to fully utilize certain of their state and local NOLs on their state and local tax returns. As of September 30, 2017, our valuation allowance is $64.1 million with respect to the DTAs relating to these separate company NOLs and other state timing adjustments.
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
We attempted to reach a compromised settlement with Appeals, but in September 2014 we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties of $157 million. The Deficiency Amount has not been reduced to reflect our NOL carryback ability. As of September 30, 2017, there also would be interest of approximately $146 million related to these matters. Depending on the outcome, additional state income taxes, penalties and interest (estimated in the aggregate to be approximately $36 million as of September 30, 2017) also may become due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We currently believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

On December 3, 2014, we petitioned the U.S. Tax Court to litigate the Deficiency Amount. On September 1, 2015, we received a notice that the case had been scheduled for trial. However, the parties have jointly filed, and the U.S. Tax Court has approved, motions for continuance in this matter to postpone the trial date. Also, in February 2016, the U.S. Tax Court approved a joint motion to consolidate for trial, briefing and opinion our case with a similar case involving MGIC Investment Corporation. During 2016, we held several meetings with the IRS in an attempt to reach a compromised settlement on the issues presented in our dispute. In October 2017, the parties informed the U.S. Tax Court that they believe they have reached agreement in principle on all issues presented in the dispute and that the parties are currently reviewing the computations reflecting the agreed upon settlement terms. The resolution must be reported to the JCT for review and cannot be finalized until the IRS considers the views, if any, expressed by the JCT about the matter. If we are unable to complete a compromised settlement, then the ongoing litigation could take several years to resolve and may result in substantial legal expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached. We currently believe that an adequate provision for income taxes has been made for the potential liabilities that may result from this matter. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.

10. Losses and Loss Adjustment Expense
All of the balance and activity of our consolidated reserve for losses and LAE relate to the Mortgage Insurance segment. The following table shows our reserve for losses and LAE by category at the end of each period indicated:

(In thousands)	September 30, 2017	December 31, 2016
Reserves for losses by category:
Prime	$296,885	$379,845
Alt-A	112,033	148,006
A minus and below	78,048	101,653
IBNR and other (1)	13,085	71,107
LAE	14,687	18,630
Reinsurance recoverable (2)	7,445	6,816
Total primary reserves	522,183	726,057
Pool	18,630	31,853
IBNR and other	14,576	673
LAE	550	932
Reinsurance recoverable (2)	25	35
Total pool reserves	33,781	33,493
Total First-lien reserves	555,964	759,550
Other (3)	524	719
Total reserve for losses	$556,488	$760,269
______________________

(1)
At December 31, 2016, primarily related to expected payments under the Freddie Mac Agreement. During the third quarter of 2017, the scheduled final settlement date under the Freddie Mac Agreement occurred and therefore, except for loans with loss mitigation and claims activity already in process, most of the loans subject to the Freddie Mac Agreement were removed from RIF and IIF because the insurance no longer remains in force. See “—Freddie Mac Agreement,” below for additional information.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table presents information relating to our reserve for losses, including our IBNR reserve and LAE but excluding our Second-lien premium deficiency reserve, for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2017		2016
Balance at beginning of period	$760,269		$976,399
Less: Reinsurance recoverables (1)	6,851		8,286
Balance at beginning of period, net of reinsurance recoverables	753,418		968,113
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	145,798		152,320
Prior years	(45,331)		(3,906)
Total incurred	100,467		148,414
Deduct: Paid claims and LAE related to:
Current year (2)	3,639		2,725
Prior years	301,228		298,352
Total paid	304,867	(3)	301,077
Balance at end of period, net of reinsurance recoverables	549,018		815,450
Add: Reinsurance recoverables (1)	7,470		6,484
Balance at end of period	$556,488		$821,934
______________________

(1)	Related to ceded losses recoverable, if any, on captive reinsurance transactions, the QSR Transactions and the Single Premium QSR Transaction. See Note 7 for additional information.

(2)
Related to underlying defaulted loans with a most recent default notice dated in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

(3)	Includes the payment of $54.8 million made in connection with the scheduled final settlement of the Freddie Mac Agreement in the third quarter of 2017.
Reserve Activity
2017 Activity
Our loss reserves at September 30, 2017 declined as compared to December 31, 2016, primarily as a result of the amount of paid claims and Cures continuing to outpace losses incurred related to new default notices reported in the current year. Reserves established for new default notices were the primary driver of our total incurred loss for the nine months ended September 30, 2017, and they were primarily impacted by the number of new primary default notices received in the period and our related gross Default to Claim Rate assumption applied to those new defaults, which was 10.5% as of September 30, 2017. The provision for losses during the first nine months of 2017 was positively impacted by favorable reserve development on prior year defaults, which was primarily driven by a reduction during the period in certain Default to Claim Rate assumptions for these prior year defaults compared to the assumptions used at December 31, 2016. The reductions in Default to Claim Rate assumptions resulted from observed trends, primarily higher Cures than were previously estimated. The positive development in prior year defaults was partially offset by incremental IBNR reserves of $14.2 million to reflect the estimated payment for future losses, primarily on performing loans in our Legacy Portfolio that are likely to be affected by an expected pool commutation.
Total claims paid increased for the nine months ended September 30, 2017, compared to the same period in 2016, primarily as a result of payments that, as expected, were made in connection with the final settlement of the Freddie Mac Agreement in the third quarter of 2017. See “—Freddie Mac Agreement” below for additional information.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

During the third quarter of 2017, Hurricanes Harvey and Irma caused extensive property damage to areas of Texas, Florida and Georgia, as well as other general disruptions including power outages and flooding. At September 30, 2017, our total primary mortgage insurance exposure to mortgages in counties affected by these storms and subsequently designated as FEMA Designated Areas is approximately $4.4 billion of RIF on approximately $16.8 billion of IIF. This exposure represents approximately 8.8% of our primary mortgage insurance RIF as of September 30, 2017. Although the mortgage insurance we write protects the lenders from a portion of losses resulting from loan defaults, it does not provide protection against property loss or physical damage. Our Master Policies contain an exclusion against physical damage, including damage caused by floods or other natural disasters. Depending on the policy form and circumstances, we may, among other things, deduct the cost to repair or remedy physical damage above a de minimis amount from a claim payment and/or, under certain circumstances, deny a claim where (i) the property underlying a mortgage in default is subject to unrestored physical damage or (ii) the physical damage is deemed to be the principal cause of default. As of September 30, 2017, our provision for losses has not been materially impacted by increased defaults in FEMA Designated Areas related to Hurricanes Harvey and Irma. However, the future reserve impact may be affected by various factors, including the pace of economic recovery in the FEMA Designated Areas.
2016 Activity
Our loss reserves at September 30, 2016 declined as compared to December 31, 2015, primarily because the amount of paid claims outpaced losses incurred related to new default notices reported in the current year. Reserves established for new default notices were the primary driver of our total incurred loss for the nine months ended September 30, 2016, and they were impacted primarily by the number of new primary default notices received in the period and our related gross Default to Claim Rate assumption applied to those new defaults, which was approximately 12.0% as of September 30, 2016. The impact to incurred losses from reserve development on default notices reported in prior years was not significant during the first nine months of 2016.
Reserve Assumptions
Default to Claim Rate
Our aggregate weighted average Default to Claim Rate assumption for our primary loans (net of Claim Denials and Rescissions) used in estimating our primary reserve for losses was 40% (38% excluding pending claims) at September 30, 2017, and 42% (40% excluding pending claims) at December 31, 2016. This decrease was primarily due to a shift in the mix of defaults during the nine months ended September 30, 2017, with a slightly lower proportion of pending claims in our total inventory, as well as the decrease in our gross Default to Claim Rate assumptions. During the nine months ended September 30, 2017, our gross Default to Claim Rate assumption for new primary defaults was reduced from 12% as of December 31, 2016, to 10.5%. As of September 30, 2017, our gross Default to Claim Rates on our primary portfolio ranged from 10.5% for new defaults, up to 62% for defaults not in foreclosure stage, and 81% for Foreclosure Stage Defaults.
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
Although our estimates of future Loss Mitigation Activities have been declining, they continue to be elevated compared to levels experienced before 2009. Since 2009, the elevated levels of our rate of Rescissions, Claim Denials and Claim Curtailments have significantly reduced our paid losses and have resulted in a reduction in our loss reserve. As our Legacy Portfolio has become a smaller percentage of our overall insured portfolio, we have experienced a reduced amount of Loss Mitigation Activity with respect to the claims we receive, and we expect this trend to continue. As a result, our anticipated future Loss Mitigation Activity is not expected to mitigate our paid losses to the same extent as in the years immediately following the financial crisis. Our estimate of net future Loss Mitigation Activities reduced our loss reserve as of September 30, 2017 and December 31, 2016 by approximately $23 million and $39 million, respectively. The amount of estimated Loss Mitigation Activities incorporated into our reserve analysis at any point in time is affected by a number of factors, including our estimated rate of Rescissions, Claim Denials and Claim Curtailments on future claims, as well as the volume and attributes of our defaulted insured loans, our estimated Default to Claim Rate and our estimated Claim Severity, among other assumptions. Our assumptions also reflect the estimated future impact of the BofA Settlement Agreement, as discussed below.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Our reported Rescission, Claim Denial and Claim Curtailment activity in any given period is subject to challenge by our lender and servicer customers. We expect that a portion of previous Rescissions will be reinstated and previous Claim Denials will be resubmitted with the required documentation and ultimately paid; therefore, we have incorporated this expectation into our IBNR reserve estimate. Our IBNR reserve estimate of $24.8 million and $14.3 million at September 30, 2017 and December 31, 2016, respectively, includes reserves for this activity, and, with respect to our IBNR estimate at September 30, 2017, also includes $14.2 million to reflect the estimated payment for future losses from an expected pool commutation, as discussed above.
We also accrue for the premiums that we expect to refund to our lender customers in connection with our estimated Rescissions.
Agreements
BofA Settlement Agreement
On September 16, 2014, Radian Guaranty entered into the BofA Settlement Agreement in order to resolve various actual and potential claims or disputes related to the parties’ respective rights and duties as to mortgage insurance coverage on certain Subject Loans. Implementation of the BofA Settlement Agreement commenced on February 1, 2015 and was completed by December 31, 2015. Except for certain limited circumstances, Radian Guaranty agreed that with respect to future Legacy Loans (as defined in and subject to the agreement, Legacy Loans where a claim decision  has been or will be communicated by Radian Guaranty after February 13, 2013), it will not assert any origination error or servicing defect as a basis for a decision not to pay a claim, nor will it effect a Claim Curtailment of such claims. See Note 11 of Notes to Consolidated Financial Statements in our 2016 Form 10-K for additional information about the BofA Settlement Agreement.
Freddie Mac Agreement
At December 31, 2016, Radian Guaranty had $63.9 million in a collateral account invested in and classified as part of our trading securities and pledged to cover Loss Mitigation Activity on the loans subject to the Freddie Mac Agreement. During the third quarter of 2017, the scheduled final settlement date under the Freddie Mac Agreement occurred and, as expected, we paid $54.8 million to Freddie Mac, which reduced the remaining balance in the collateral account to $5.5 million at September 30, 2017. These amounts were invested in and classified as short-term investments and pledged to cover Loss Mitigation Activity and pending claims activity already in process but not yet finalized. As of September 30, 2017, we have $2.8 million remaining in reserve for losses that we expect to pay to Freddie Mac from the remaining funds in the collateral account.

11. Long-Term Debt
The carrying value of our long-term debt at September 30, 2017 and December 31, 2016 was as follows:

(In thousands)		September 30, 2017	December 31, 2016
5.500%	Senior Notes due 2019	$157,470	$296,907
5.250%	Senior Notes due 2020	231,618	345,308
7.000%	Senior Notes due 2021	194,974	344,362
4.500%	Senior Notes due 2024	442,223	—
3.000%	Convertible Senior Notes due 2017	521	20,947
2.250%	Convertible Senior Notes due 2019	—	62,013
	Total long-term debt	$1,026,806	$1,069,537
Extinguishment of Debt
Repurchases of Senior Notes due 2019, 2020 and 2021
During the third quarter of 2017, pursuant to cash tender offers to purchase a portion of our outstanding Senior Notes due 2019, 2020 and 2021, we purchased aggregate principal amounts of $141.4 million, $115.9 million and $152.3 million of our Senior Notes due 2019, 2020 and 2021, respectively. We funded the purchases with $450.0 million in cash (plus accrued and unpaid interest due on the purchased notes). These purchases resulted in a loss on induced conversion and debt extinguishment of $45.8 million. Following these purchases, the remaining principal amounts of the outstanding Senior Notes due 2019, 2020 and 2021 were $158.6 million, $234.1 million and $197.7 million, respectively, at September 30, 2017.
Repurchases of Convertible Senior Notes due 2017
During the second quarter of 2017, we purchased an aggregate principal amount of $21.6 million of our outstanding Convertible Senior Notes due 2017. We funded the purchases with $31.6 million in cash (plus accrued and unpaid interest due on the purchased notes). These purchases of Convertible Senior Notes due 2017 resulted in a loss on induced conversion and debt extinguishment of $1.2 million. As of September 30, 2017, $0.5 million of the principal amount of the Convertible Senior Notes due 2017 remained outstanding and mature in November 2017.
In connection with our purchases of Convertible Senior Notes due 2017, we terminated a corresponding portion of the capped call transactions we entered into in 2010 related to the initial issuance of the Convertible Senior Notes due 2017. We received proceeds of $4.1 million for this termination.
Conversion of Convertible Senior Notes due 2019
In November 2016, we announced our intent to exercise our redemption option for the remaining $68.0 million aggregate principal amount of our Convertible Senior Notes due 2019. As a result of the average closing price of our common stock exceeding the conversion price of $10.60 prior to the redemption date, all of the holders of these notes elected to exercise their conversion rights. Radian elected to settle all of the notes surrendered for conversion with cash. We settled our obligations with respect to these conversions on January 27, 2017, with a cash payment of $110.1 million. At the time of settlement, this transaction resulted in a pretax charge of $4.5 million.
Senior Notes due 2024
In September 2017, we issued $450 million aggregate principal amount of Senior Notes due 2024 and received net proceeds of $443.3 million. These notes mature on October 1, 2024 and bear interest at a rate of 4.500% per annum, payable semi-annually on April 1 and October 1 of each year, with interest payments commencing on April 1, 2018.
We have the option to redeem these notes, in whole or in part, at any time or from time to time prior to July 1, 2024 (the “Par Call Date”) at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed and (ii) the make-whole amount, which is the sum of the present values of the remaining scheduled payments of principal and interest in respect of the notes to be redeemed, calculated from the redemption date to the Par Call Date, discounted to the redemption date at the applicable treasury rate plus 50 basis points, plus, in each case, accrued and unpaid interest thereon to, but excluding, the redemption date. At any time on or after the Par Call Date, we may, at our option, redeem the notes in whole or in part at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the redemption date.
The indenture governing the Senior Notes due 2024 contains covenants customary for securities of this nature, including covenants related to the payments of the notes, reports, compliance certificates and modification of the covenants. Additionally, the indenture includes covenants restricting us from encumbering the capital stock of a designated subsidiary (as defined in the indenture for the notes) or disposing of any capital stock of any designated subsidiary unless either all of the stock is disposed of or we retain more than 80% of the stock.
Convertible Senior Notes due 2017 and 2019
Upon the original issuance of the Convertible Senior Notes due 2017 and 2019, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion, the Company recorded a pretax equity component, net of the capped call transaction (with respect to the Convertible Senior Notes due 2017) and related issuance costs (with respect to the Convertible Senior Notes due 2017 and 2019). The pretax equity component is not subject to remeasurement, and therefore remains unchanged unless a reduction of outstanding principal occurs. The pretax equity component associated with our Convertible Senior Notes due 2017 decreased from $5.0 million at December 31, 2016 to $0.1 million at September 30, 2017, as a result of our purchases of the associated notes during 2017. In addition, as a result of settling our obligations on the remaining Convertible Senior Notes due 2019 during the first three months of 2017, the associated pretax equity component of $13.1 million at December 31, 2016 was eliminated.
Beginning on August 15, 2017 until the close of business on November 13, 2017 (the second scheduled trading day immediately preceding the maturity date), holders of our Convertible Senior Notes due 2017 may submit their notes for conversion regardless of the stock price or other conversion thresholds. During the same period, however, we have the option to call the Convertible Senior Notes due 2017. Therefore, at September 30, 2017, the pretax equity component associated with our Convertible Senior Notes due 2017 is not subject to reclassification as mezzanine (temporary) equity, and is classified as permanent equity. See Note 12 of Notes to Consolidated Financial Statements in our 2016 Form 10-K for additional information.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Issuance and transaction costs incurred at the time of the original issuance of the convertible notes were allocated to the liability and equity components in proportion to the allocation of proceeds and are accounted for as debt issuance costs and equity issuance costs, respectively. The convertible notes are reflected on our condensed consolidated balance sheets as follows:

	Convertible Senior Notes due 2017		Convertible Senior Notes due 2019
(In thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Liability component:
Principal	$526	$22,233	$—	$68,024
Debt discount, net (1)	(5)	(1,221)	—	(5,461)
Debt issuance costs (1)	—	(65)	—	(550)
Net carrying amount	$521	$20,947	$—	$62,013

______________________

(1)	Included within long-term debt and is being amortized over the life of the convertible notes.
The following tables set forth total interest expense recognized related to the convertible notes for the periods indicated:

	Convertible Senior Notes due 2017
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Contractual interest expense (benefit) (1)	$4	$166	$312	$705
Amortization of debt issuance costs	—	17	32	71
Amortization of debt discount	10	322	615	1,344
Total interest expense (benefit) (1)	$14	$505	$959	$2,120
______________________

(1)	Interest expense (benefit) represents expense incurred, net of adjustments to accruals previously recorded.

	Convertible Senior Notes due 2019
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Contractual interest expense (benefit) (1)	$—	$493	$(510)	$3,043
Amortization of debt issuance costs	—	74	16	447
Amortization of debt discount	—	737	163	4,434
Total interest expense (benefit) (1)	$—	$1,304	$(331)	$7,924
______________________

(1)	Interest expense (benefit) represents expense incurred, net of adjustments to accruals previously recorded.

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
On December 22, 2016, Ocwen Loan Servicing, LLC and Homeward Residential, Inc. (collectively, “Ocwen”) filed a complaint against Radian Guaranty (the “Complaint”). Ocwen has also initiated legal proceedings against several other mortgage insurers. The action filed against Radian Guaranty, titled Ocwen, et al. v. Radian Guaranty, is pending in the U.S. District Court for the Eastern District of Pennsylvania (the “Court”). The Complaint alleged breach of contract and bad faith claims and sought monetary damages and declaratory relief in regard to certain claims handling practices on future insurance claims. On December 17, 2016, Ocwen separately filed a parallel arbitration petition against Radian Guaranty (the “Petition”) before the American Arbitration Association (“AAA”) that asserted substantially the same allegations as contained in the Complaint (the Complaint and the Petition are collectively referred to as the “Filings”). The Filings listed 9,420 mortgage insurance certificates (“Certificates”) issued under multiple insurance policies, including Pool Insurance policies, as being the subject of these proceedings. On March 3, 2017, Radian Guaranty filed with the Court: (i) a motion to dismiss Ocwen’s Complaint or, in the alternative, for a more definite statement and (ii) a motion to enjoin Ocwen’s parallel arbitration. On June 5, 2017, Ocwen filed an Amended Complaint and an Amended Petition (collectively, the “Amended Filings”) with the Court and the AAA, respectively, which together list 8,870 Certificates as being the subject of these proceedings. On June 30, 2017, Radian Guaranty filed with the Court renewed motions to dismiss Ocwen’s Amended Complaint and to enjoin Ocwen’s parallel arbitration. In July 2017, the Court denied Radian Guaranty’s motions to dismiss Ocwen’s Amended Complaint and to enjoin Ocwen’s parallel arbitration. In August 2017, Radian Guaranty filed an Answer With Affirmative Defenses and Counterclaim against Ocwen with the Court and in September Radian Guaranty filed an Amended Counterclaim. Also, in September 2017, Radian Guaranty filed an Answer With Affirmative Defenses and Counterclaim against Ocwen with the AAA. In October 2017, Ocwen filed a Motion to Dismiss Radian’s Amended Counterclaim (“Motion”) and Radian filed a Brief in Opposition to the Motion. On October 24, 2017, the Court issued an Order granting in part and denying in part Ocwen’s Motion, and directed Ocwen to answer Radian Guaranty’s Amended Counterclaim. Radian Guaranty believes that Ocwen’s allegations and claims in the legal proceedings described above are without merit and legally deficient, and plans to defend these claims vigorously. We are not able to estimate a reasonably possible loss, if any, or range of loss in this matter because of the preliminary stage of the proceedings.
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
Other
Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities). To allow our customers to comply with these regulations at that time, we typically were required, depending on the amount of credit enhancement we were providing, to provide: (i) audited financial statements for the insurance subsidiary participating in the transaction or (ii) a full and unconditional holding company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving $101.5 million of remaining credit exposure as of September 30, 2017.

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
On August 9, 2017, Radian Group’s board of directors renewed its share repurchase program that enables the Company to repurchase its common stock. The current authorization allows the Company to spend up to $50 million to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. Radian has established a trading plan under Rule 10b5-1 of the Exchange Act to implement the program. As of September 30, 2017, no shares had been purchased and therefore the full purchase authority of up to $50 million remained available under this program, which expires on July 31, 2018.
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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

14. Accumulated Other Comprehensive Income (Loss)
The following table shows the rollforward of AOCI as of the periods indicated:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$27,878	$9,761	$18,117	$(19,063)	$(6,668)	$(12,395)
OCI:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	9,598	3,359	6,239	52,069	18,224	33,845
Less: Reclassification adjustment for net gains (losses) included in net income (loss) (1)	170	59	111	(4,134)	(1,447)	(2,687)
Net unrealized gains (losses) on investments	9,428	3,300	6,128	56,203	19,671	36,532
Net foreign currency translation adjustments	39	11	28	205	69	136
OCI	9,467	3,311	6,156	56,408	19,740	36,668
Balance at end of period	$37,345	$13,072	$24,273	$37,345	$13,072	$24,273

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$95,548	$33,443	$62,105	$(28,425)	$(9,948)	$(18,477)
OCI:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	10,682	3,739	6,943	133,253	46,639	86,614
Less: Reclassification adjustment for net gains (losses) included in net income (loss) (1)	5,685	1,990	3,695	3,533	1,237	2,296
Net unrealized gains (losses) on investments	4,997	1,749	3,248	129,720	45,402	84,318
Net foreign currency translation adjustments	(47)	(11)	(36)	(523)	(177)	(346)
Net actuarial loss	240	84	156	(34)	(12)	(22)
OCI	5,190	1,822	3,368	129,163	45,213	83,950
Balance at end of period	$100,738	$35,265	$65,473	$100,738	$35,265	$65,473
______________________

(1)	Included in net gains (losses) on investments and other financial instruments on our consolidated statements of operations.

15. Statutory Information
We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. Required SAPP are established by a variety of publications of the NAIC as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of September 30, 2017, we did not have any prescribed or permitted statutory accounting practices that resulted in reported statutory surplus or risk-based capital being different from what would have been reported if NAIC SAPP had been followed.
State insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations, as described below. Failure to maintain adequate levels of capital could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition. As of September 30, 2017, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $3.4 billion of our consolidated net assets.

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
Radian Guaranty was in compliance with the Statutory RBC Requirements or MPP Requirements, as applicable, in each of the RBC States as of September 30, 2017. The NAIC is in the process of developing a new Model Act for mortgage insurers, which is expected to include, among other items, new capital adequacy requirements for mortgage insurers. In May 2016, a working group of state regulators released an exposure draft of a risk-based capital framework to establish capital requirements for mortgage insurers. While the outcome and timing of this process are uncertain, the new Model Act, if and when finalized by the NAIC, has the potential to increase capital requirements in those states that adopt the Model Act. However, we continue to believe the changes to the Model Act will not result in financial requirements that require greater capital than the level currently required under the PMIERs financial requirements. See Note 1 of Notes to Consolidated Financial Statements in our 2016 Form 10-K for information regarding the PMIERs.
On March 31, 2017, we reallocated $175 million of capital, in the form of cash and marketable securities, from Radian Guaranty to Radian Reinsurance. The reallocation was accomplished by way of an extraordinary dividend, approved by the Pennsylvania Department of Insurance, from Radian Guaranty to Radian Group, and a simultaneous capital contribution from Radian Group to Radian Reinsurance in the same amount. These transactions resulted in a $175 million decrease in Radian Guaranty’s statutory policyholders’ surplus (i.e., statutory capital and surplus) and a corresponding increase in Radian Reinsurance’s statutory policyholders’ surplus. At September 30, 2017, the statutory policyholders’ surplus of Radian Reinsurance was $332.1 million, compared to $147.6 million at December 31, 2016. Until September 30, 2017, the reallocation of capital had no impact on Radian Guaranty’s Available Assets under the PMIERs, because Radian Reinsurance was an exclusive affiliated reinsurer of Radian Guaranty and, as such, Radian Guaranty’s Available Assets and Minimum Required Assets were determined on an aggregate basis, taking into account the assets and insured risk of Radian Guaranty and any exclusive affiliated reinsurers. However, effective in the third quarter of 2017, Radian Reinsurance is no longer considered an exclusive affiliated reinsurer of Radian Guaranty, due to its participation in the credit risk transfer programs with Fannie Mae and Freddie Mac. Although this change impacted Radian Guaranty’s Available Assets and Minimum Required Assets under the PMIERs, it did not affect Radian Guaranty’s compliance with the PMIERs financial requirements.

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

	September 30, 2017	December 31, 2016
($ in millions)
RIF, net (1)	$38,712.8	$35,357.8

Common stock and paid-in capital	$1,866.2	$2,041.0
Unassigned earnings (deficit)	(740.3)	(691.3)
Statutory policyholders’ surplus	1,125.9	1,349.7
Contingency reserve	1,565.7	1,260.6
Statutory capital	$2,691.6	$2,610.3

Risk-to-capital	14.4:1	13.5:1
______________________

(1)	Excludes risk ceded through reinsurance contracts (to third parties and affiliates) and RIF on defaulted loans.
The net increase in Radian Guaranty’s Risk-to-capital in the first nine months of 2017 was primarily due to an increase in RIF without a significant change in overall statutory capital for the nine-month period. Statutory capital increased by only $81.3 million, primarily due to Radian Guaranty’s statutory net income of $337.5 million for the first nine months of 2017, partially offset by the reallocation of $175 million of capital from Radian Guaranty to Radian Reinsurance, as described above, combined with a $63.2 million net decrease in Radian Guaranty’s net admitted deferred tax assets.
The Risk-to-capital ratio for our combined mortgage insurance operations was 13.4 to 1 as of September 30, 2017, compared to 13.6 to 1 as of December 31, 2016.

16. Subsequent Events
Revolving Credit Facility
On October 16, 2017, Radian Group entered into a three-year, $225 million unsecured revolving credit facility with a syndicate of bank lenders. Borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Radian Group’s insurance and reinsurance subsidiaries as well as growth initiatives. Terms of the credit facility include an option to increase the amount during the term of the agreement, up to a total of $300 million.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

2018 Single Premium QSR Transaction
In October 2017, we entered into the 2018 Single Premium QSR Transaction with a panel of eight third-party reinsurers. Under the 2018 Single Premium QSR Transaction, beginning with the business written in January 2018, we expect to cede 65% of our Single Premium NIW, subject to certain conditions and a limitation on ceded premiums written equal to $335 million for policies issued between January 1, 2018 and December 31, 2019. The parties may mutually agree to increase the amount of ceded risk above this level.
Radian Guaranty will receive a 25% ceding commission for premiums ceded pursuant to this transaction. Radian Guaranty will also receive an annual profit commission based on the performance of the loans subject to the agreement, provided that the loss ratio on the subject loans is below 56% for that calendar year. Radian Guaranty may discontinue ceding new policies under the agreement at the end of any calendar quarter. Radian Guaranty also may terminate this agreement if one or both of the GSEs no longer grant full credit for the reinsurance. The agreement is scheduled to terminate on December 31, 2029. However, Radian Guaranty has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of January 1, 2022, or at the end of any calendar quarter thereafter. Termination of the agreement would result in Radian Guaranty reassuming the related RIF in exchange for a net payment from the reinsurer calculated in accordance with the terms of the agreement.
The 2018 Single Premium QSR Transaction, including the terms of the agreement and the amount of credit we receive under the PMIERs financial requirements, is subject to GSE approval. We can provide no assurance if and when the GSEs may approve the 2018 Single Premium QSR Transaction, and if it is approved, whether it will be approved in its current form or on alternative terms and conditions that are acceptable to us and the third-party reinsurers.

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

Overview
We have two business segments—Mortgage Insurance and Services. Our Mortgage Insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, to mortgage lending institutions nationwide. We provide our mortgage insurance products mainly through our wholly-owned subsidiary, Radian Guaranty. Our Services segment provides analytics and outsourced services, as further detailed in “Results of Operations—Services.” These services and solutions are provided primarily through Clayton and its subsidiaries, including Green River Capital, Red Bell and ValuAmerica.
Operating Environment and Business Strategy
Operating Environment. As a seller of mortgage credit protection and mortgage and real estate products and services, our results are subject to macroeconomic conditions and specific events that impact the mortgage origination environment, the credit performance of our underlying insured assets and the business opportunities for our Services business.
During the third quarter of 2017, Hurricanes Harvey and Irma caused extensive property damage to areas of Texas, Florida and Georgia, as well as other general disruptions including power outages and flooding. At September 30, 2017, our total primary mortgage insurance exposure to mortgages in counties affected by these storms and subsequently designated as FEMA Designated Areas is approximately $4.4 billion of RIF on approximately $16.8 billion of IIF. This exposure represents approximately 8.8% of our primary mortgage insurance RIF as of September 30, 2017. Although the mortgage insurance we write protects the lenders from a portion of losses resulting from loan defaults, it does not provide protection against property loss or physical damage. Our Master Policies contain an exclusion against physical damage, including damage caused by floods or other natural disasters. Depending on the policy form and circumstances, we may, among other things, deduct the cost to repair or remedy physical damage above a de minimis amount from a claim payment and/or, under certain circumstances, deny a claim where (i) the property underlying a mortgage in default is subject to unrestored physical damage or (ii) the physical damage is deemed to be the principal cause of default.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Based on the terms of our Master Policies, our total exposure to FEMA Designated Areas related to Hurricanes Harvey and Irma as well as our historical experience with storms of a similar magnitude, we expect to experience a period of increased defaults in FEMA Designated Areas in the near-term. Although the number of these defaults that will ultimately result in paid claims is uncertain, we do not expect the incremental defaults to result in a material number of paid claims, given the limitations on our coverage related to property damage. Radian has been working with loan servicers to obtain information about the status of the properties and ensure efficient processing of valid claims. The future reserve impact may be affected by various factors, including the pace of economic recovery in the FEMA Designated Areas.
Although, as discussed above, we do not expect the incremental defaults to result in a material number of paid claims or have a material impact on our loss reserves, the temporary increase in defaults is expected to affect our Minimum Required Assets and our cushion under the PMIERs. The increase in our Minimum Required Assets is not expected to be material relative to our total Minimum Required Assets. However, any increase in our Minimum Required Assets is expected to result in volatility of our PMIERs cushion. We do not expect this volatility to affect Radian Guaranty’s compliance with the PMIERs financial requirements.
As part of our comprehensive relief program initiated in response to these hurricanes, we are supporting the disaster relief policies issued by the GSEs that provide various forms of assistance to accommodate the financial needs of homeowners in the affected areas, including temporary suspension of foreclosures, penalty waivers, and forbearance or modification plans that provide more flexible mortgage payment terms.
Lending laws and regulations that were enacted in response to the financial crisis resulted in increased regulation and regulatory scrutiny and a more restrictive credit environment that has limited the growth of the mortgage industry. Although this more restrictive credit environment resulted in overall improvement in credit quality, it also made it more challenging for many first-time home buyers to finance a home and has limited the number of loans available for private mortgage insurance. In response to first-time home buyer demand and affordability considerations, lenders and the GSEs recently have introduced new mortgage lending products, such as mortgage lending products that accommodate higher LTVs, including LTVs greater than 95%, as well as higher debt-to-income ratios. As a result, the industry is experiencing a shift in the mix of mortgage lending products toward higher LTVs and higher debt-to-income ratios. See “Results of Operations—Mortgage Insurance—NIW, IIF, RIF” for additional information regarding our portfolio mix and the mortgage industry.
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
Although recently the industry has been trending toward less restrictive LTVs and debt-to-income ratios, our Post-legacy loan originations consist primarily of high credit quality loans with significantly better credit performance than the loans in our Legacy Portfolio. As of September 30, 2017, our portfolio of business written in the improved Post-legacy credit environment, including HARP refinancings, represented 91% of our total primary RIF. The combination of an improved portfolio mix and favorable credit trends has had a significant positive impact on our results of operations. The high volume of insurance on high credit quality loans that we have written during this improved credit environment has significantly reduced the negative impact from losses in our Legacy Portfolio. The number of total new primary mortgage insurance defaults in our insured portfolio declined by 5.9% in the nine months ended September 30, 2017, compared to the same period in 2016. Similarly, our primary default rate of 2.5% at September 30, 2017 declined from 3.3% at September 30, 2016.
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

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Pricing has always been and continues to be competitive in the mortgage insurance industry, as industry participants compete for market share and customer relationships. As a result of this competitive environment, recent pricing trends have included: (i) the continued use of a spectrum of filed rates to allow for pricing based on more granular loan and borrower attributes (commonly referred to as “black-box” pricing); (ii) the use of customized (often discounted) rates on lender-paid, Single Premium Policies and to a limited extent, on borrower-paid Monthly Premium Policies, including in response to requests for pricing bids by certain lenders; and (iii) reductions by certain of our competitors of their standard rates for lender-paid Single Premium Policies. In the first half of 2016, there were wide-spread pricing changes made by private mortgage insurers. Since then, pricing throughout the industry has been relatively stable with respect to borrower-paid Monthly Premium Policies, although private mortgage insurance pricing is subject to the overall competitive environment.
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
The PMIERs specifically provide that the factors that are applied to determine a mortgage insurer’s Minimum Required Assets may be updated every two years. The GSEs have informed us that they expect updates to the PMIERs will become effective in the fourth quarter of 2018. Based on this timing, we would expect to receive a draft of the recommended changes later this year and then to engage in an iterative review process with the GSEs and FHFA before the updated PMIERs are finalized. The GSEs will provide approved insurers with an implementation period of at least 180 days after the updated requirements are finalized and prior to their effective date. While we have not received a draft of the changes to the PMIERs to date, it is reasonably possible that updates to the PMIERs could, among other things, result in a material increase to Radian Guaranty’s capital requirements under the PMIERs financial requirements. See “Liquidity and Capital Resources—Radian Group—Short-Term Liquidity Needs” and Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
While the overall improvements in the U.S. economy generally and the housing finance market specifically have positively impacted the performance of our Mortgage Insurance business, this has not resulted in the business and growth opportunities for certain of our Services segment business lines that we had anticipated and forecasted. Among other things, highly competitive conditions and decreased demand for certain services have limited the volume of business for some of our Services segment business lines, as further discussed below. Additionally, the continued lack of a meaningful securitization market has significantly limited the growth opportunities for our Services segment.
Business Strategy. Consistent with our long-term strategic objectives highlighted below, our business strategy is focused on growing our businesses, diversifying our revenue sources and increasing our fee-based revenues, while at the same time integrating our product offerings and processes more effectively and enhancing our operations. As further discussed below, to support these objectives and based on our strategic review of the Services business lines, the Company has determined to restructure the Services business in order to make changes that we believe are necessary to reposition this business for sustained profitability.

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
Our growth strategy includes leveraging our core expertise in mortgage credit risk management and expanding our presence in the mortgage finance industry. During 2016 and 2017, we have participated in Front-end credit risk transfer programs developed by Fannie Mae and Freddie Mac as part of their initiative to increase the role of private capital in the mortgage market. We expect to continue to participate in these and other similar programs in the future, subject to availability and our evaluation of risk-adjusted returns. We participate in these programs as part of a panel of mortgage insurance company affiliates in writing credit insurance policies on loans that are to be purchased by the GSEs in the future (i.e., Front-end), subject to pre-established credit parameters. These transactions provide the GSEs with credit risk coverage on a flow basis that is incremental to primary mortgage insurance. In these transactions the credit risk coverage becomes effective as a loan is acquired by the GSE. During 2017, we also have participated in similar credit risk transfer programs covering existing loans in GSE portfolios (i.e., Back-end). As of September 30, 2017, the total RIF under the Front-end and Back-end credit risk transfer transactions was $79.0 million. Based on our commitments outstanding under these credit risk transfer transactions at September 30, 2017, our total RIF under these transactions may grow to as much as $104.8 million in the future.
We will only experience claims under these Front-end and Back-end credit risk transfer transactions if the borrower’s equity, any existing primary mortgage insurance and the GSEs’ retained risk are depleted. The GSEs retain the first losses on these credit risk transfer transactions, ranging from approximately 35 to 50 basis points. Radian would then be responsible to cover the next tier of losses, up to an aggregate total loss level ranging from approximately 275 to 325 basis points.
Our Services business is a fee-based business that provides a diverse array of services to participants in multiple facets of the residential real estate and mortgage finance markets. As discussed above, notwithstanding the improvement in the U.S. economy and the housing and finance market, our Services business has not met expectations. The financial results in some of our Services business lines have been negatively impacted by, among other things: (i) competition, including price competition and development of alternative products and services that compete with the products and services we offer; (ii) a decrease in the demand for certain products and services as our customers are relying on internal resources rather than outsourcing to us; (iii) lower than expected customer acceptance for certain of our Services products and services; and (iv) delays in the realization of efficiencies and margin improvements associated with technology initiatives. Our Chief Executive Officer joined the Company in March 2017 and initiated a strategic review of this business. Based on this strategic review, in the second quarter of 2017, we made several decisions with respect to business strategy for this segment in order to reposition the Services business to drive future growth and profitability. We determined to discontinue certain initiatives and rationalize expenses for this business while focusing on our core products and services that have higher growth potential and are expected to produce more predictable and recurring fee-based revenue streams over time. We plan to focus our efforts on those products and services that better align with our market expertise and the needs of our customers. Our strategic decisions made in the second quarter of 2017, combined with the decrease in projected volumes based on current market trends, resulted in a significant reduction in expected future net cash flows for the Services business compared to our previous projections. As a result, we recorded an impairment of the goodwill and other intangible assets related to the Services segment in the second quarter of 2017. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Based on our strategic assessment of the Services business, on September 5, 2017, the Company committed to a plan to restructure the Services business and incurred pretax restructuring charges of $12.0 million in the third quarter of 2017, including $5.4 million in cash payments. Additional pretax restructuring charges of approximately $7.5 million, including approximately $6.0 million in cash, are expected to be recognized within the next 12 months. The total restructuring charges of approximately $19.5 million are expected to consist of: (i) asset impairment charges of approximately $8.1 million; (ii) employee severance and benefit costs of approximately $6.9 million; (iii) facility and lease termination costs of approximately $2.7 million; and (iv) contract termination and other restructuring costs of approximately $1.8 million.
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

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

2017 Developments
Capital and Liquidity Actions. During the third quarter of 2017, we improved our debt maturity profile by completing the following transactions:

•	the issuance of $450 million aggregate principal amount of Senior Notes due 2024; and

•	tender offers resulting in the purchases of aggregate principal amounts of $141.4 million, $115.9 million and $152.3 million of our Senior Notes due 2019, 2020 and 2021, respectively.
The purchases of Senior Notes due 2019, 2020 and 2021 resulted in a pretax charge of $45.8 million during the third quarter of 2017, recorded as a loss on induced conversion and debt extinguishment. The combination of these transactions is estimated to reduce our future annual cash interest payments by $4.3 million and to increase the weighted average maturity of our Senior Notes by nearly two years. See “Liquidity and Capital Resources—Radian Group—Short-Term Liquidity Needs” and Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about these transactions.
On August 9, 2017, Radian Group’s board of directors renewed the Company’s share repurchase program by authorizing the Company to spend up to $50 million to repurchase Radian Group common stock. As of September 30, 2017, the full purchase authority remained available under this share repurchase program, which expires on July 31, 2018. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
During the second quarter of 2017, we purchased an aggregate principal amount of $21.6 million of our outstanding Convertible Senior Notes due 2017. These purchases of Convertible Senior Notes due 2017 resulted in a loss on induced conversion and debt extinguishment of $1.2 million. As of September 30, 2017, $0.5 million of the principal amount of the Convertible Senior Notes due 2017 remained outstanding.
On January 27, 2017, we settled our obligations with respect to the remaining $68.0 million aggregate principal amount of our Convertible Senior Notes due 2019, resulting in a loss on induced conversion and debt extinguishment of $4.5 million. As of the settlement date, this transaction resulted in an aggregate decrease of 6.4 million diluted shares for purposes of determining diluted net income per share. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about our debt transactions.
Restructuring and other exit costs. Based on our strategic assessment of the Services business, as discussed above, we incurred pretax restructuring charges of $12.0 million in the third quarter of 2017. Additional pretax restructuring charges of approximately $7.5 million are expected to be recognized within the next 12 months. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Impairment of Goodwill and Other Intangible Assets. During the second quarter of 2017, we recorded a goodwill impairment charge of $184.4 million, as well as an impairment charge for other intangible assets of $15.8 million, in each case related to our Services segment. As discussed above, these charges were primarily due to changes in expectations regarding the future growth of certain Services product lines resulting from changes in our business strategy, combined with market trends observed during the second quarter of 2017 that we expect to persist. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Developments Subsequent to September 30, 2017. On October 16, 2017, Radian Group entered into a three-year, $225 million unsecured revolving credit facility with a syndicate of bank lenders. Borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Radian Group’s insurance and reinsurance subsidiaries as well as growth initiatives. See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

On December 31, 2017, our ability to cede Single Premium NIW under the Single Premium QSR Transaction will expire. In anticipation of this expiration, in October 2017 we entered into the 2018 Single Premium QSR Transaction with a panel of eight third-party reinsurers. This new quota share reinsurance transaction will allow us to continue managing the retained mix of single-premium business in our mortgage insurance portfolio and Radian Guaranty’s Minimum Required Assets under the PMIERs in a cost effective manner. Under the terms of the 2018 Single Premium QSR Transaction, we expect to cede 65% of our Single Premium NIW, representing a significant increase from the 35% of Single Premium NIW that we currently cede under the terms of the Single Premium QSR Transaction. The 2018 Single Premium QSR Transaction, including the amount of credit we receive under the PMIERs financial requirements, is subject to GSE approval. While we expect to cede a portion of our Single Premium Policy NIW under this agreement beginning with the business written in January 2018, we can provide no assurance if and when the GSEs may approve the 2018 Single Premium QSR Transaction, and if it is approved, whether it will be approved in its current form or on alternative terms and conditions that are acceptable to us and the third-party reinsurers. See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Key Factors Affecting Our Results
There have been no material changes to the key factors affecting our results that are discussed in our 2016 Form 10-K.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Results of Operations—Consolidated
Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three- and nine-month periods ended September 30, 2017 and September 30, 2016 primarily reflect the financial results and performance of our two business segments—Mortgage Insurance and Services. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the basis of our segment reporting, including the related allocations. See “Results of Operations—Mortgage Insurance” and “Results of Operations—Services” for the operating results of these business segments for the three and nine months ended September 30, 2017, compared to the same periods in 2016.
In addition to the results of our operating segments, pretax income (loss) is also affected by those factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results” in our 2016 Form 10-K.
The following table highlights selected information related to our consolidated results of operations for the three and nine months ended September 30, 2017 and 2016:

			$ Change			$ Change
	Three Months Ended September 30,		Favorable (Unfavorable)	Nine Months Ended September 30,		Favorable (Unfavorable)
(In millions, except per-share amounts)	2017	2016 (1)	2017 vs. 2016	2017	2016 (1)	2017 vs. 2016
Pretax income	$102.8	$126.9	$(24.1)	$182.0	$385.9	$(203.9)
Net income	65.1	82.8	(17.7)	114.3	247.2	(132.9)
Diluted net income per share	0.30	0.37	(0.07)	0.52	1.09	(0.57)
Book value per share at September 30	13.88	13.47	0.41	13.88	13.47	0.41

Net premiums earned—insurance	236.7	238.1	(1.4)	687.6	688.2	(0.6)
Services revenue	39.6	45.9	(6.3)	115.4	119.0	(3.6)
Net investment income	32.5	28.4	4.1	93.6	84.5	9.1
Net gains (losses) on investments and other financial instruments	2.5	7.7	(5.2)	5.0	69.5	(64.5)
Provision for losses	35.8	55.8	20.0	100.0	148.5	48.5
Cost of services	27.2	29.4	2.2	81.3	80.4	(0.9)
Other operating expenses	64.2	62.1	(2.1)	201.3	182.5	(18.8)
Restructuring and other exit costs	12.0	—	(12.0)	12.0	—	(12.0)
Interest expense	15.7	19.8	4.1	47.8	63.9	16.1
Loss on induced conversion and debt extinguishment	45.8	17.4	(28.4)	51.5	75.1	23.6
Impairment of goodwill	—	—	—	184.4	—	(184.4)
Amortization and impairment of other intangible assets	2.9	3.3	0.4	25.0	9.9	(15.1)
Income tax provision	37.7	44.1	6.4	67.7	138.7	71.0

Adjusted pretax operating income (2)	$155.6	$139.9	$15.7	$444.6	$401.5	$43.1
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

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Net Income. As discussed in more detail below, our results for the three months ended September 30, 2017, as compared to the same period in 2016, primarily reflect: (i) an increase in loss on induced conversion and debt extinguishment; (ii) restructuring and other exit costs associated with our plan to restructure the Services business; and (iii) a decrease in net gains on investments and other financial instruments. Partially offsetting these items is: (i) a decrease in the provision for losses; (ii) an increase in net investment income; and (iii) a decrease in interest expense. Our net income for the nine months ended September 30, 2017, compared to the same period of 2016, reflects the impairment of goodwill and other intangible assets related to the Services segment and a decrease in net gains on investments and other financial instruments, partially offset by: (i) a lower income tax provision as a result of an income tax benefit primarily associated with the impairments of goodwill and other intangible assets and (ii) a decrease in provision for losses. See “Results of Operations—Mortgage Insurance” and “Results of Operations—Services” for more information on our segment results, and Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our goodwill and other intangible assets.
Diluted Net Income Per Share. The change in diluted net income per share for the three and nine months ended September 30, 2017 was unfavorable compared to the same periods in 2016, primarily due to the changes in net income, as discussed above, partially offset by the decrease in average diluted shares. The average diluted shares decreased from 226.0 million shares and 230.7 million shares for the three and nine months ended September 30, 2016, respectively, to 219.4 million shares and 220.2 million shares, respectively, for the same periods in 2017. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.
The decrease in average diluted shares for the nine months ended September 30, 2017 is primarily due to the full-year impact of the series of capital management transactions effected in 2016. In addition, in January 2017, we settled our obligations with respect to the remaining $68.0 million aggregate principal amount of our Convertible Senior Notes due 2019 which, as of the settlement date, resulted in an aggregate decrease of 6.4 million diluted shares for purposes of determining diluted net income per share. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—2016 and Other Recent Capital Management Developments” in our 2016 Form 10-K.
Book Value Per Share. The increase in book value per share from $13.39 at December 31, 2016 to $13.88 at September 30, 2017 is primarily due to net income and the increase in unrealized gains in other comprehensive income, partially offset by the equity impact of the cash settlements of our obligations on the Convertible Senior Notes due 2017 and 2019, as shown in the chart below. The impact of net income included a charge of $0.61 per share for impairment of goodwill and other intangible assets. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements.
______________________

(1)
All book value per share items above are calculated based on 214.5 million shares outstanding as of December 31, 2016, except for the September 30, 2017 book value per share, which was calculated based on 215.3 million shares outstanding as of September 30, 2017.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

(2)	The $0.53 impact of net income on book value per share includes an impact of $0.61 per share resulting from the impairment of goodwill and other intangible assets.

(3)
Reflects the net equity impact of the extinguishment of the remaining Convertible Senior Notes due 2019 and the purchases of a portion of the Convertible Senior Notes due 2017, excluding the loss on conversion and debt extinguishment, which is included in net income.

The amount of goodwill and other intangible assets included in book value per share decreased significantly, from $1.29 per share at December 31, 2016 to $0.31 at September 30, 2017, primarily due to the impairment of goodwill and other intangible assets, in each case related to the Services segment, as shown in the chart below.
Services Revenue and Cost of Services. Services revenue and cost of services represent amounts related to our Services segment. See “Results of Operations—Services” below for more information.
Net Investment Income. For the three and nine months ended September 30, 2017 and 2016, net investment income represents investment income from investments held at Radian Group that are allocated to the Mortgage Insurance segment and investment income from investments held by the Mortgage Insurance segment. See “—Results of Operations—Mortgage Insurance” for more information.
Net Gains (Losses) on Investments and Other Financial Instruments. The decrease in net gains on investments and other financial instruments for the three months ended September 30, 2017 as compared to the same period in 2016 is primarily due to the decrease in net realized gains attributable to sales and redemptions of fixed-maturities available for sale and trading securities. The decrease in net gains on investments and other financial instruments for the nine months ended September 30, 2017, as compared to the same period in 2016, is primarily due to the fair market value impact of a smaller decline in market interest rates during 2017 than during the same period in 2016. The components of the net gains (losses) on investments and other financial instruments for the periods indicated are as follows:

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net unrealized gains (losses) related to change in fair value of trading securities and other investments	$2.3	$—	$14.5	$62.9
Net realized gains (losses) on investments	—	7.9	(9.4)	3.9
Other-than-temporary impairment losses	—	—	(1.0)	—
Net gains (losses) on other financial instruments	0.2	(0.2)	0.9	2.7
Net gains (losses) on investments and other financial instruments	$2.5	$7.7	$5.0	$69.5

Other Operating Expenses. Other operating expenses for the three months ended September 30, 2017, as compared to the same period in 2016, reflect an increase primarily due to: (i) increases in technology expenses associated with a significant investment in upgrading our systems and (ii) a decrease in ceding commissions. This increase was partially offset by lower compensation expense in 2017, including variable incentive-based compensation, which was higher during the three months ended September 30, 2016 due to the expense associated with short-term incentive compensation expense related to performance.
In addition to the items discussed above for the three months ended September 30, 2017, other operating expenses for the nine months ended September 30, 2017, as compared to the same period in 2016, also reflect an increase and included: (i) $5.4 million of expenses associated with retirement and consulting agreements entered into in February 2017 with our former Chief Executive Officer and (ii) certain expenses accrued to defend and potentially resolve certain outstanding legal matters. We expect to recognize additional expenses associated with the retirement and consulting agreements in the fourth quarter of 2017. A significant amount of the compensation provided for under the retirement and consulting agreements is performance-based, and therefore, a portion of both the current and future expenses associated with these arrangements are subject to change, based on the Company’s and former Chief Executive Officer’s future performance.
Restructuring and other exit costs. For the three and nine months ended September 30, 2017, restructuring and other exit costs include charges associated with our plan to restructure the Services business. Charges are primarily due to severance and related benefit costs and impairment of long-lived assets. See “—Overview” for more information.
Interest Expense. Interest expense for the three and nine months ended September 30, 2017 decreased compared to the same periods in 2016. This decrease was primarily due to reductions in interest expense from our: (i) August 2016 redemption of the remaining $195.5 million aggregate principal amount of our Senior Notes due 2017; (ii) January 2017 settlement of the remaining $68.0 million aggregate principal amount of our Convertible Senior Notes due 2019; and (iii) purchases during 2016 of $322.0 million aggregate principal amount of Convertible Senior Notes due 2019. For the nine months ended September 30, 2017, these reductions were partially offset by increased interest expense from the March 2016 issuance of $350 million aggregate principal amount of 7.000% Senior Notes due 2021. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Loss on Induced Conversion and Debt Extinguishment. During the third quarter of 2017, pursuant to cash tender offers, we purchased aggregate principal amounts of $141.4 million, $115.9 million and $152.3 million of our Senior Notes due 2019, 2020 and 2021, respectively. We funded the purchases with $450.0 million in cash (plus accrued and unpaid interest due on the purchased notes). These purchases resulted in a loss on induced conversion and debt extinguishment of $45.8 million.
During the second quarter of 2017, we purchased an aggregate principal amount of $21.6 million of our outstanding Convertible Senior Notes due 2017. These purchases of Convertible Senior Notes due 2017 resulted in a loss on induced conversion and debt extinguishment of $1.2 million. During the first quarter of 2017, we settled our obligations on the remaining Convertible Senior Notes due 2019, resulting in a loss on debt extinguishment of $4.5 million, representing the difference between the fair value and the carrying value, net of unamortized issuance costs, of the liability component of the Convertible Senior Notes due 2019.

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
Impairment of Goodwill. During the second quarter of 2017, we recorded a goodwill impairment charge of $184.4 million, as well as an impairment charge for other intangible assets of $15.8 million, in each case related to our Services segment. These charges were primarily due to changes in expectations regarding the future growth of certain Services product lines, resulting from changes in our business strategy, combined with market trends observed during the second quarter of 2017 that we expect to persist. As a result, as of September 30, 2017 the remaining balances of goodwill and other intangible assets reported in our condensed consolidated balance sheet were $10.9 million and $56.0 million, respectively. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Income Tax Provision. Our effective tax rate was 36.6% and 37.2% for the three and nine months ended September 30, 2017, respectively, compared to 34.8% and 35.9% for the same periods in 2016. For the three and nine months ended September 30, 2017, the change from our federal statutory tax rate of 35% was primarily due to the tax impact of discrete items. The impact of discrete items may fluctuate from period to period and their impact on the effective tax rate for 2017 was more significant due to the relative size of our pretax income in 2017 as compared to 2016. Our tax rates for the three and nine months ended September 30, 2016 were primarily impacted by the non-deductible portions of the purchase premiums related to our Convertible Senior Notes due 2017 and 2019, offset by the net impact of discrete items, including investment gains and return-to-provision adjustments. Also impacting comparability in the periods is the recent change to the extended federal corporate income tax return filing due date and the resulting return-to-provision adjustments. Because the due date for our federal corporate income tax return was extended until October in 2017, our corresponding return-to-provision adjustment will be recorded in the fourth quarter of 2017, as compared to being recorded in the third quarter in 2016.
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

(5)
Net impairment losses recognized in earnings. The recognition of net impairment losses on investments and the impairment of other long-lived assets does not result in a cash payment and can vary significantly in both amount and frequency, depending on market credit cycles and other factors. We do not view these impairment losses to be indicative of our fundamental operating activities. Therefore, whenever these losses occur, we exclude them from our calculation of adjusted pretax operating income (loss).

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

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following table provides a reconciliation of the most comparable GAAP measure, consolidated pretax income, to our non-GAAP financial measure for the consolidated company, adjusted pretax operating income:

Reconciliation of Consolidated Non-GAAP Financial Measure
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Consolidated pretax income (loss)	$102,814	$126,941	$182,010	$385,890
Less income (expense) items:
Net gains (losses) on investments and other financial instruments	2,480	7,711	4,960	69,524
Loss on induced conversion and debt extinguishment	(45,766)	(17,397)	(51,469)	(75,075)
Acquisition-related (expenses) benefits (1)	(54)	(10)	(126)	(161)
Impairment of goodwill	—	—	(184,374)	—
Amortization and impairment of other intangible assets	(2,890)	(3,292)	(25,042)	(9,931)
Impairment of other long-lived assets (2)	(6,575)	—	(6,575)	—
Total adjusted pretax operating income (3)	$155,619	$139,929	$444,636	$401,533

______________________

(1)	Acquisition-related expenses represent expenses incurred to effect the acquisition of a business, net of adjustments to accruals previously recorded for acquisition expenses.

(2)	Included within restructuring and other exit costs.

(3)	Total adjusted pretax operating income consists of adjusted pretax operating income (loss) for each segment as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Adjusted pretax operating income (loss):
Mortgage insurance (a)	$168,508	$141,814	$473,502	$419,116
Services (a)	(12,889)	(1,885)	(28,866)	(17,583)
Total adjusted pretax operating income	$155,619	$139,929	$444,636	$401,533

______________________

(a)	Includes inter-segment expenses and revenues as disclosed in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Results of Operations—Mortgage Insurance
Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016
The following table summarizes our Mortgage Insurance segment’s results of operations for the three and nine months ended September 30, 2017 and 2016:

			$ Change			$ Change
	Three Months Ended September 30,		Favorable (Unfavorable)	Nine Months Ended September 30,		Favorable (Unfavorable)
(In millions)	2017	2016 (1)	2017 vs. 2016	2017	2016 (1)	2017 vs. 2016
Adjusted pretax operating income (2)	$168.5	$141.8	$26.7	$473.5	$419.1	$54.4
Net premiums written—insurance (3)	247.8	241.0	6.8	713.8	499.7	214.1
(Increase) decrease in unearned premiums	(11.1)	(2.9)	(8.2)	(26.2)	188.5	(214.7)
Net premiums earned—insurance	236.7	238.2	(1.5)	687.6	688.2	(0.6)
Net investment income	32.5	28.4	4.1	93.6	84.4	9.2
Provision for losses	36.0	56.1	20.1	100.9	149.5	48.6
Other operating expenses (4)	48.7	47.9	(0.8)	156.0	138.4	(17.6)
Interest expense	11.3	15.4	4.1	34.5	50.6	16.1
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

(4)
Includes allocation of corporate operating expenses of $11.7 million and $41.8 million for the three and nine months ended September 30, 2017, respectively, and $11.9 million and $35.5 million for the three and nine months ended September 30, 2016, respectively.

Adjusted Pretax Operating Income. Our Mortgage Insurance segment’s adjusted pretax operating income increased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily reflecting: (i) a decrease in the provision for losses; (ii) a decrease in interest expense; and (iii) an increase in net investment income. For the nine months ended September 30, 2017, the impact of these increases on the segment’s adjusted pretax operating income was partially offset by higher other operating expenses.
NIW, IIF, RIF
A key component of our current business strategy is to grow our mortgage insurance business by writing insurance on high-quality mortgages in the U.S. Consistent with this objective, we wrote $15.1 billion and $39.5 billion of primary new mortgage insurance in the three and nine months ended September 30, 2017, respectively, compared to $15.7 billion and $36.6 billion in the three and nine months ended September 30, 2016, respectively. The combination of our NIW and a higher Persistency Rate resulted in an increase in IIF, from $183.5 billion at December 31, 2016 to $196.5 billion at September 30, 2017.
NIW decreased by 3.4% for the three months ended September 30, 2017, and increased by 7.8% for the nine months ended September 30, 2017, compared to the same periods in 2016. For the three months ended September 30, 2017, the decrease is primarily attributable to decreased refinance originations, partially offset by increased purchase mortgage originations overall and an increase in our share of the MI market. For the nine months ended September 30, 2017, the increase is primarily attributable to increased purchase mortgage originations overall and an increase in our share of the MI market, partially offset by decreased refinance originations.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

We believe the total mortgage origination market was lower for the three and nine months ended September 30, 2017, as compared to the comparable periods in 2016, primarily due to a decrease in refinance mortgage originations resulting from the slightly higher interest rate environment, partially offset by an increase in home purchase mortgage volume due to favorable economic conditions. Because the penetration rate for mortgage insurance is three to five times higher on purchase originations than on refinancing transactions, the mortgage insurance market was approximately the same size for the nine month period ended September 30, 2017, compared to the same period in 2016, despite the decline in total mortgage originations.
Although it is difficult to project future volumes, industry sources currently expect the total mortgage origination market for the full year 2017 to decline approximately 15% compared to 2016, driven by a decline in refinance originations of approximately 40% as a result of higher interest rates, partially offset by an expected increase in purchase originations of approximately 7%. Notwithstanding the decline in the total mortgage origination market, due to the higher penetration rate for private mortgage insurance on purchase originations compared to refinancing transactions discussed above, we expect the private mortgage insurance market to be only modestly smaller for the full year 2017 compared to 2016. As a result, we expect our NIW in 2017 to be comparable to our $50.5 billion of NIW written in 2016.
We monitor competitive and economic factors while seeking to balance both profitability and market share considerations in developing our strategies. We continued to generate strong NIW in the three and nine months ended September 30, 2017, and believe we remain well positioned to compete for the high-quality business being originated today, including the generally more profitable, borrower-paid Monthly Premium business, while at the same time maintaining projected returns on NIW within our targeted ranges. Our pricing is risk-based and is intended to align with the capital requirements under the PMIERs, while considering pricing trends within the private mortgage insurance industry. As a result, our pricing is expected to generate relatively consistent returns across the credit spectrum and to provide relatively stable expected loss ratios in periods of further credit expansion.
Over the life of the policies, we expect that our current pricing (including the impact of our reinsurance transactions) will produce returns on required capital on new business on an unlevered basis (i.e., after-tax underwriting returns plus projected investment income) of approximately 13% to 14%, and approximately 17% to 18% on a levered basis (i.e., after-tax returns taking into consideration a targeted corporate debt to capital ratio of less than 25%). Our actual portfolio returns will depend on a number of factors, including economic conditions, the mix of NIW that we are able to write, our pricing and the amount of reinsurance we use.
Throughout the industry, NIW on mortgage loans with LTVs greater than 95% has been increasing. In general, borrowers who purchase a home with mortgage insurance tend to have higher LTVs than borrowers who refinance with mortgage insurance. With purchase volume becoming a larger proportion of total originations and access to credit continuing to steadily expand, the proportion of higher-LTV lending in the market has therefore increased. As further described below, additional primary factors contributing to an increase in the industry’s NIW on mortgage loans with LTVs greater than 95% include: (i) GSE program enhancements (as further discussed below) and guideline changes and (ii) recent lender response to market demands, particularly in light of increasing demand from first-time home buyers. These primary drivers have been further supported by FHA regulatory enforcement actions that may cause lenders to choose GSE execution over the FHA, as well as the widespread private mortgage insurance pricing changes that occurred in the first half of 2016.
As the demand from first-time home buyers has increased, the mortgage industry has been responding by expanding high-LTV lending. Recently enhanced GSE programs, including Fannie Mae’s HomeReady program and Freddie Mac’s Home Possible and Home Possible Advantage programs, are designed to make home ownership more affordable for low- to moderate-income borrowers, particularly in low-income or under-served communities. These programs include features such as: (i) lower down payments; (ii) gifts and grants as a source of funds for down payment and closing costs; (iii) improved affordability through a reduced mortgage insurance coverage requirement and GSE risk-based pricing waivers; and (iv) homeownership education options. As a result of all of these factors, home purchases by first-time home buyers, who traditionally require mortgage loans with higher LTVs and may have higher debt-to-income ratios, are becoming an increasingly significant portion of the total market.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

As a percentage of our total NIW, the level of our purchase origination volume increased and our refinance origination volume decreased during the three- and nine-month periods ended September 30, 2017, compared to the same periods in 2016. As a percentage of our total NIW, the volume of our NIW on mortgage loans with LTVs greater than 95% also increased during the three- and nine-month periods ended September 30, 2017, compared to the same periods in 2016, primarily driven by the various factors discussed above. Despite these recent volume increases, the proportion of loans with LTVs greater than 95% is significantly lower in our Post-legacy Portfolio than in our Legacy Portfolio. Most recently, during the three-month period ended September 30, 2017, we are also experiencing an increase in mortgage loans with higher debt-to income ratios, including mortgage loans with debt-to-income ratios greater than 45%. However, these recent changes have not materially impacted the overall credit quality of our portfolio.
Historical loan data indicates that credit scores and underwriting quality are key drivers of credit performance. Virtually all of our Post-legacy new mortgage insurance business has been prime business. These loans possess significantly improved credit characteristics compared to our Legacy Portfolio. As compared to our Legacy Portfolio, our Post-legacy Portfolio contains mortgages from borrowers with higher FICO scores and fewer mortgages with layered risk that combine multiple higher-risk attributes within the same loan, such as a low FICO score with an investment property, or a low FICO score with a cash-out refinancing. These changes have contributed to the improved credit quality of our overall mortgage insurance portfolio, as illustrated below, as of September 30, 2017.

Primary RIF Distribution
Layered Risk (1)	2005-08	2009+
FICO <680 and Cash-out Refinance	7.7%	0.0%
FICO <680 and Original LTV >95	9.2%	0.3%
Investment/Second Home and FICO <=720	2.2%	0.5%
______________________

(1)	Layered risk exists when multiple high-risk attributes are combined within the same loan.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The chart below illustrates the improved composition of our direct primary mortgage insurance RIF at September 30, 2017, based on origination vintages.

IMPROVED COMPOSITION OF MORTGAGE INSURANCE PORTFOLIO

2006-2007 (HARP)(1)
2006-2007 (Non-HARP)
Other Vintages (Non-HARP)
Other Vintages (HARP)
3.2%
4.6%
4.5%
2.9%
$50.2 Billion
Risk in Force
84.8%
2009-2017

______________________

(1)
In 2009, the GSEs began offering HARP loans, which allow a borrower who is not delinquent to refinance a mortgage if the borrower has been unable to take advantage of lower interest rates because the borrower’s home has decreased in value. We exclude HARP loans from our NIW for the period in which the refinance occurs. During the nine months ended September 30, 2017, new HARP loans accounted for $65.5 million of newly refinanced loans that were not included in Radian Guaranty’s NIW for the period, compared to $158.7 million for the same period in 2016. The HARP deadline for refinancing has been extended to December 31, 2018.

Our Post-legacy Portfolio represents 84.8% of our total mortgage insurance portfolio and continues to increase in proportion to our total primary RIF. The growth of our Post-legacy Portfolio, together with continued improvement in the portfolio as a result of HARP refinancings, among other things, has contributed to the significant improvement in the credit quality of our overall mortgage insurance portfolio. Refinancings under HARP have positively impacted the overall credit quality and composition of our mortgage insurance portfolio because the refinancing generally results in terms under which a borrower has a greater ability to pay and more financial flexibility to cover the loan obligations. As shown in the chart above, the sum of our Post-legacy Portfolio and our HARP refinancings accounted for approximately 91% of our total primary RIF at September 30, 2017, compared to 88% at December 31, 2016.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2017		2016		2017		2016
Total primary NIW by FICO Score
>=740	$9,236	61.1%	$10,043	64.2%	$24,240	61.3%	$22,630	61.7%
680-739	4,924	32.5	4,763	30.4	12,879	32.6	11,643	31.8
620-679	965	6.4	850	5.4	2,403	6.1	2,375	6.5
Total primary NIW	$15,125	100.0%	$15,656	100.0%	$39,522	100.0%	$36,648	100.0%

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Percentage of primary NIW
Direct Monthly and Other Premiums	77%	73%	76%	73%
Direct Single Premiums	23%	27%	24%	27%

Net Single Premiums (1)	15%	17%	15%	18%

Refinances	9%	22%	11%	20%

LTV
95.01% and above	14.3%	6.0%	12.5%	5.1%
90.01% to 95.00%	45.7%	47.1%	46.7%	48.9%
85.01% to 90.00%	28.1%	31.4%	28.9%	31.9%
85.00% and below	11.9%	15.5%	11.9%	14.1%

Primary risk written	$3,825	$3,869	$9,978	$9,162
______________________

(1)	Represents the percentage of direct Single Premiums written, after consideration of the 35% single premium NIW ceded under the Single Premium QSR Transaction.

($ in millions)	September 30, 2017	December 31, 2016	September 30, 2016
Primary IIF
Direct Monthly and Other Premiums	68%	68%	68%
Direct Single Premiums	32%	32%	32%

Net Single Premiums (1)	25%	25%	25%

Total Primary IIF	$196,541	$183,450	$181,165

Persistency Rate (12 months ended) (2)	80.0%	76.7%	78.4%
Persistency Rate (quarterly, annualized) (2)(3)	80.4%	76.8%	75.3%
______________________

(1)	Represents the percentage of Single Premium IIF, after giving effect to all reinsurance ceded.

(2)
During the third quarter of 2017, the scheduled final settlement date under the Freddie Mac Agreement occurred. This had a negative impact on the Persistency Rate due to the removal from RIF and IIF of most of the loans subject to the Freddie Mac Agreement. If these loans had remained in force, the Persistency Rate for the 12 months ended September 30, 2017 would have been 80.5% and the quarterly annualized Persistency Rate for the quarter ended September 30, 2017 would have been 82.0%.

(3)	The Persistency Rate on a quarterly, annualized basis may be impacted by seasonality or other factors, and may not be indicative of full-year trends.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

($ in millions)	September 30, 2017		December 31, 2016		September 30, 2016
Primary RIF by Premium Type
Direct Monthly and Other Premiums	$34,500	68.7%	$32,136	68.8%	$31,839	68.9%
Direct Single Premiums	15,737	31.3	14,605	31.2	14,383	31.1
Total primary RIF	$50,237	100.0%	$46,741	100.0%	$46,222	100.0%

Net Single Premiums (1)	$10,843	24.3%	$10,161	24.5%	$10,037	24.6%

Primary RIF by Risk Grade
Prime	$48,516	96.6%	$44,708	95.6%	$44,075	95.3%
Alt-A	998	2.0	1,168	2.5	1,241	2.7
A minus and below	723	1.4	865	1.9	906	2.0
Total primary RIF	$50,237	100.0%	$46,741	100.0%	$46,222	100.0%

______________________

(1)	Represents the dollar amount and percentage, respectively, of Single Premium RIF, after giving effect to all reinsurance ceded.

($ in millions)	September 30, 2017		December 31, 2016		September 30, 2016
Total primary RIF by FICO score
>=740	$29,509	58.8%	$26,939	57.6%	$26,531	57.4%
680-739	15,716	31.3	14,497	31.0	14,276	30.9
620-679	4,440	8.8	4,620	9.9	4,697	10.2
<=619	572	1.1	685	1.5	718	1.5
Total primary RIF	$50,237	100.0%	$46,741	100.0%	$46,222	100.0%

Primary RIF on defaulted loans (1)	$1,137		$1,363		$1,381

______________________

(1)
Excludes risk related to loans that remain subject to the Freddie Mac Agreement at September 30, 2017, because they are subject to Loss Mitigation Activity and pending claim activity already in process but not yet finalized.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

($ in millions)	September 30, 2017		December 31, 2016		September 30, 2016
Total primary RIF by LTV
95.01% and above	$4,307	8.6%	$3,447	7.4%	$3,322	7.2%
90.01% to 95.00%	26,680	53.1	24,439	52.3	24,088	52.1
85.01% to 90.00%	15,646	31.1	15,208	32.5	15,178	32.8
85.00% and below	3,604	7.2	3,647	7.8	3,634	7.9
Total primary RIF	$50,237	100.0%	$46,741	100.0%	$46,222	100.0%

Percentage of primary RIF
Refinances	18%		21%		21%
Loan Type:
Fixed	97.3%		97.0%		96.8%
Adjustable rate mortgages (fully indexed) (1)	2.1		2.2		2.3
Mortgages with interest only or potential negative amortization	0.6		0.8		0.9
Total	100.0%		100.0%		100.0%

Total primary RIF by policy year
2008 and prior	$7,663	15.2%	$9,143	19.5%	$9,646	20.8%
2009	334	0.7	468	1.0	536	1.2
2010	315	0.6	417	0.9	467	1.0
2011	747	1.5	917	2.0	1,012	2.2
2012	3,048	6.1	3,734	8.0	4,057	8.8
2013	4,895	9.8	5,902	12.6	6,422	13.9
2014	4,681	9.3	5,607	12.0	6,177	13.4
2015	7,499	14.9	8,469	18.1	8,966	19.4
2016	11,316	22.5	12,084	25.9	8,939	19.3
2017	9,739	19.4	—	—	—	—
Total primary RIF	$50,237	100.0%	$46,741	100.0%	$46,222	100.0%

______________________

(1)	“Fully indexed” refers to loans where payment adjustments are equal to mortgage-rate adjustments.
Net Premiums Written and Earned. Net premiums written for the three months ended September 30, 2017 increased compared to the same period in 2016 primarily due to an increase in our IIF. Net premiums written for the nine months ended September 30, 2017, compared to the same period in 2016, were impacted by the increase in NIW and implementation of the Single Premium QSR Transaction, effective as of January 1, 2016. At its initial implementation, the Single Premium QSR Transaction resulted in ceding certain Single Premium IIF written from January 1, 2012 to January 1, 2016, which negatively impacted net premiums written in 2016. See Note 8 of Notes to Consolidated Financial Statements in our 2016 Form 10-K.
Net premiums earned decreased slightly for the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily as a result of less accelerated revenue recognition due to fewer Single Premium Policy cancellations during the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The impact of the decrease in Single Premium Policy cancellations was partially offset by decreased ceded premiums, net of profit commissions, and by the impact of our increased level of IIF during the three and nine months ended September 30, 2017, as compared to the same periods in 2016.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The table below provides additional information about the components of net premiums earned for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net premiums earned—insurance:
Direct
Premiums earned, excluding revenue from cancellations	$235,126	$227,443	$690,656	$677,225
Single Premium cancellations	15,415	30,631	39,176	70,117
Direct premiums earned	250,541	258,074	729,832	747,342

Ceded
Premiums earned, excluding revenue from cancellations	(14,134)	(16,673)	(44,679)	(55,087)
Single Premium cancellations	(7,085)	(12,183)	(17,519)	(27,045)
Profit commission—reinsurance	7,373	8,922	19,943	22,947
Ceded premiums, net of profit commission	(13,846)	(19,934)	(42,255)	(59,185)

Assumed premiums earned	7	9	21	27

Total net premiums earned—insurance	$236,702	$238,149	$687,598	$688,184

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
Assuming all other factors remain constant, over the life of the policies prepayment speeds have an inverse impact on the expected revenue from our Monthly Premium Policies. Slower loan prepayment speeds, demonstrated by a higher Persistency Rate, result in increased revenue from Monthly Premium Policies over time, because IIF remains in place and premium payments continue. Earlier than anticipated loan prepayments, demonstrated by a lower Persistency Rate, reduce the revenue from our Monthly Premium Policies. Prepayment speeds may be impacted by changes in interest rates, among other factors. An increasing interest rate environment generally will reduce refinancing activity and result in reduced prepayment speeds, whereas a declining interest rate environment generally will increase the level of refinancing activity and therefore prepayment speeds. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage Insurance—Premiums” in our 2016 Form 10-K.
The ultimate revenue produced by our mortgage insurance business is affected by the impact of mortgage prepayment speeds on the mix of business we write. Because prepayment speeds are difficult to project, our strategy has been to write a mix of Single Premium Policies and Monthly Premium Policies, which we believe balances the overall impact on our results if actual prepayment speeds are significantly different from expectations. The Single Premium QSR Transaction is consistent with our strategy to balance our mix of Single Premium Policies and Monthly Premium Policies. As of September 30, 2017, the impact of all of our third-party quota share reinsurance transactions reduced our Single Premium RIF from 31.3% to 24.3%. See “—Overview—Operating Environment and Business Strategy” for more information.
We experienced a decrease in our total mix of Single Premium Policies to 24% of our NIW for the first nine months of 2017, as compared to 27% for the first nine months of 2016. Because Single Premium Policies are used more frequently in refinancing transactions than purchase transactions, the reduced level of refinancing activity we experienced in the first nine months of 2017, compared to the same period in 2016, was a key driver of the decrease in our total mix of Single Premium Policies. Widespread industry pricing changes for Monthly Premium Policies in early 2016 also contributed to the decrease, as the pricing changes led to a subsequent shift in the industry toward Monthly Premium Policies. The level of Single Premium Policies for the first nine months of 2016 was also consistent with our deliberate actions related to pricing, including our disciplined approach to offering customized (i.e., non-standard) pricing on lender-paid Single Premium Policies. We expect our production level for Single Premium Policies to vary over time based on factors that include risk-return and risk-mix considerations, as well as market conditions.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Approximately 63% of the loans in our total primary mortgage insurance portfolio at September 30, 2017 have Monthly Premium Policies that provide a level monthly premium for the first 10 years of the policy, followed by a reduced level monthly premium thereafter. If a loan is refinanced under HARP, the initial 10-year period is reset. Due to the borrower’s ability to cancel the policy, generally when the LTV reaches 80% of the original unpaid principal balance, as well as the automatic cancellation of the policy when the LTV reaches 78% of the unpaid principal balance, the volume of loans that remain insured after 10 years and would be subject to the premium reset is generally not material in relation to the total loans originated. However, in the event the volume of loans resetting from year to year varies significantly, the trend in earned premiums may also vary.
Net Premiums Written and Earned—Ceded. Historically, we have entered into reinsurance transactions as part of our capital and risk management activities.
Radian Guaranty entered into the Single Premium QSR Transaction with a panel of third-party reinsurers, and began ceding business under this agreement effective January 1, 2016. The Single Premium QSR Transaction is expected to increase Radian Guaranty’s return on required capital for its Single Premium Policies. In future quarters, the impact of the Single Premium QSR Transaction on our financial results will vary depending on the level of ceded RIF, as well as the levels of prepayments and incurred losses on the reinsured portfolio, among other factors.
The following table provides information related to the premium impact of our reinsurance transactions. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our reinsurance transactions, including the ceded amounts related to the QSR Transactions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
QSR Transactions
% of total direct premiums written	1.7%	2.6%	2.0%	3.0%
% of total direct premiums earned	2.7%	4.1%	3.0%	4.4%

Single Premium QSR Transaction
% of total direct premiums written	5.0%	5.0%	4.7%	29.7%
% of total direct premiums earned	2.7%	3.3%	2.6%	2.9%

First-Lien Captives
% of total direct premiums written	0.0%	0.2%	0.1%	0.5%
% of total direct premiums earned	0.0%	0.2%	0.1%	0.5%
Net Investment Income. Increasing short-term yields and more fully investing toward our targeted investment mix resulted in increases in investment income for the three and nine months ended September 30, 2017, compared to the same periods in 2016. All periods include full allocation to the Mortgage Insurance segment of net investment income from investments held at Radian Group.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Provision for Losses. The following table details the significant components of our provision for losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Current period defaults (1)	$50.3	$57.6	$145.8	$152.3
Prior period defaults (2)	(14.0)	(1.8)	(45.4)	(3.9)
Other	(0.3)	0.3	0.5	1.1
Provision for losses	$36.0	$56.1	$100.9	$149.5

Loss ratio (3)	15.2%	23.6%	14.7%	21.7%

______________________

(1)
Related to defaulted loans with a most recent default notice dated in the period indicated. For example, if a loan had defaulted in a prior period, but then subsequently cured and later re-defaulted in the current period, the default would be considered a current period default.

(2)	Related to defaulted loans with a default notice dated in a period earlier than the period indicated, which have been continuously in default since that time.

(3)	Calculated using net premiums earned.
Our mortgage insurance provision for losses for the three and nine months ended September 30, 2017 decreased by $20.1 million and $48.6 million, respectively, compared to the same periods in 2016. Reserves established for new default notices were the primary driver of our total incurred losses for the three and nine months ended September 30, 2017 and 2016. Current period primary defaults decreased by 3.6% and 5.9%, respectively, for the three and nine months ended September 30, 2017, compared to the same periods in 2016. Our gross Default to Claim Rate assumption for new primary defaults was 10.5% as of September 30, 2017, compared to 12% as of September 30, 2016. This reduction in estimated gross Default to Claim Rate assumptions, which was based on observed trends, contributed to the reduction in the portion of our provision for losses related to new defaults in the three and nine months ended September 30, 2017, compared to the same periods in 2016.
In addition to the positive developments in our provision for losses for current period defaults for the three and nine months ended September 30, 2017 and 2016, we experienced positive reserve development on prior period defaults, primarily due to reductions in certain Default to Claim Rate assumptions based on observed trends of higher Cures than were previously estimated on those prior period defaults. This positive development in the three and nine months ended September 30, 2017 was partially offset by incremental IBNR reserves of $14.2 million to reflect the estimated payment for future losses, primarily on performing loans in our Legacy Portfolio that are likely to be affected by an expected pool commutation. See “Liquidity and Capital Resources—Mortgage Insurance” for more information on the expected commutation.
Our primary default rate at September 30, 2017 was 2.5% compared to 3.2% at December 31, 2016. Our primary defaulted inventory comprised 23,826 loans at September 30, 2017, compared to 29,105 loans at December 31, 2016, representing a decrease of 18.1%. The reduction in our primary defaulted inventory is the result of the total number of defaulted loans: (i) that have cured; (ii) for which claim payments have been made; or (iii) that have resulted in net Rescissions and Claim Denials, collectively, exceeding the total number of new defaults on insured loans. The shift in our portfolio composition toward more recent vintages is expected to result in increasing levels of defaults from the Post-Legacy Portfolio, consistent with typical default seasoning patterns. However, we expect that the reductions in Legacy Portfolio defaults will outpace those increases in 2017. Therefore, excluding the potential impact of Hurricanes Harvey and Irma, which are discussed above in “—Overview—Operating Environment and Business Strategy,” we currently expect total new defaults for 2017 to continue to decrease throughout the year as compared to the prior year periods.
During the third quarter of 2017, Hurricanes Harvey and Irma caused extensive property damage to areas of Texas, Florida and Georgia. Based on the terms of our Master Policies, our total exposure to FEMA Designated Areas related to Hurricanes Harvey and Irma as well as our historical experience with storms of a similar magnitude, we expect to experience an increase in reported defaults in the near-term due to Hurricanes Harvey and Irma. Although the number of these defaults that will ultimately result in paid claims is uncertain, we do not currently expect for these defaults to result in a material number of incremental paid claims. Radian has been working with loan servicers to obtain information about the status of the properties and ensure efficient processing of valid claims. See “—Overview” for additional information.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following table shows the number of primary loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	September 30, 2017	December 31, 2016	September 30, 2016
Default Statistics—Primary Insurance:
Total Primary Insurance
Prime
Number of insured loans	897,253	849,227	840,534
Number of loans in default	15,953	19,101	19,100
Percentage of loans in default	1.78%	2.25%	2.27%
Alt-A
Number of insured loans	22,643	26,536	28,080
Number of loans in default	3,166	4,193	4,545
Percentage of loans in default	13.98%	15.80%	16.19%
A minus and below
Number of insured loans	22,912	27,115	28,313
Number of loans in default	4,707	5,811	5,885
Percentage of loans in default	20.54%	21.43%	20.79%
Total Primary Insurance
Number of insured loans (1)	942,808	902,878	896,927
Number of loans in default (2)	23,826	29,105	29,530
Percentage of loans in default	2.53%	3.22%	3.29%
Default Statistics—Pool Insurance:
Number of loans in default	2,900	4,286	4,374
______________________

(1)	Includes 283; 5,850; and 6,227 insured loans subject to the Freddie Mac Agreement at September 30, 2017, December 31, 2016 and September 30, 2016, respectively.

(2)
Excludes 118; 1,639; and 1,888 loans in default at September 30, 2017, December 31, 2016 and September 30, 2016, respectively, subject to the Freddie Mac Agreement, and for which we no longer have claims exposure. During the third quarter of 2017, the scheduled final settlement date under the Freddie Mac Agreement occurred. As of September 30, 2017, the remaining loans subject to the Freddie Mac Agreement were those with Loss Mitigation Activity and pending claims activity already in process but not yet finalized.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following table shows a rollforward of our primary loans in default, including new defaults from our Legacy Portfolio and Post-legacy Portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning default inventory	23,755	29,827	29,105	35,303
Plus: New defaults
Legacy Portfolio new defaults	6,331	7,642	18,224	22,183
Post-legacy new defaults	3,752	2,817	9,617	7,391
Total new defaults	10,083	10,459	27,841	29,574
Less: Cures	8,501	9,127	28,003	29,454
Less: Claims paid (1) (2)	1,465	1,615	5,051	5,900
Less: Rescissions and Claim Denials, net of (Reinstatements) (3)	46	14	66	(7)
Ending default inventory	23,826	29,530	23,826	29,530

______________________

(1)	Includes those charged to a deductible or captive reinsurance transactions, as well as commutations.

(2)
Net of any previous Rescissions and Claim Denials that were reinstated during the period (excluding activity related to the BofA Settlement Agreement). Such reinstated Rescissions and Claim Denials may ultimately result in a paid claim.

(3)	Includes Rescissions, Claim Denials and Reinstatements on the population of loans subject to the BofA Settlement Agreement.
Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was 40% and 42% at September 30, 2017 and December 31, 2016, respectively. Our gross Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans, as measured by the progress toward a foreclosure sale and the number of months in default. Our gross Default to Claim Rate assumption for new primary defaults was reduced from 12% at December 31, 2016, to 10.5% at September 30, 2017. As of September 30, 2017, our gross Default to Claim Rate assumptions on our primary portfolio ranged from 10.5% for new defaults, up to 62% for defaults not in foreclosure stage, and 81% for Foreclosure Stage Defaults.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following tables show additional information about our primary loans in default as of the dates indicated:

	September 30, 2017
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 3rd Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	9,344	39.2%	151	33.3%	$88,507	17.9%
Four to eleven payments	6,115	25.7	427	20.7	102,692	20.8
Twelve payments or more	7,524	31.6	2,100	6.3	261,286	52.8
Pending claims	843	3.5	N/A	3.6	41,926	8.5
Total	23,826	100.0%	2,678		494,411	100.0%
IBNR and other					13,085
LAE					14,687
Total primary reserve					$522,183

September 30, 2017
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Claim Severity % (1)
42%	40%	99%

	December 31, 2016
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	10,116	34.7%	166	29.6%	$100,649	15.8%
Four to eleven payments	7,763	26.7	534	18.9	121,636	19.1
Twelve payments or more	10,034	34.5	2,696	5.1	355,005	55.8
Pending claims	1,192	4.1	N/A	2.2	59,030	9.3
Total	29,105	100.0%	3,396		636,320	100.0%
IBNR and other					71,107
LAE					18,630
Total primary reserve					$726,057

December 31, 2016
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Claim Severity % (1)
45%	42%	101%
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
Our mortgage insurance total loss reserve as a percentage of our mortgage insurance total RIF was 1.1% at September 30, 2017, compared to 1.6% at December 31, 2016. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our reserves for losses by category and a reconciliation of our Mortgage Insurance segment’s beginning and ending reserves for losses and LAE.
Our primary reserve per default (calculated as primary reserve excluding IBNR and other reserves divided by the number of primary defaults) was $21,367 and $22,503 at September 30, 2017 and December 31, 2016, respectively.
We considered the sensitivity of our loss reserve estimates at September 30, 2017 by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point change in primary Claim Severity (which we estimated to be 99% of our risk exposure at September 30, 2017), we estimated that our total loss reserve at September 30, 2017 would change by approximately $5 million. Assuming the portfolio mix and all other factors remain constant, for every one percentage point change in our primary net Default to Claim Rate (which we estimated to be 40% at September 30, 2017, including our assumptions related to Rescissions and Claim Denials), we estimated a change of approximately $12 million in our primary loss reserve at September 30, 2017.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. Claim Curtailments due to servicer noncompliance with our insurance policies and servicing guidelines, which impact the severity of our claim payments, were $1.4 million and $5.5 million for the three and nine months ended September 30, 2017, respectively, compared to $1.8 million and $6.6 million for the same periods in 2016, respectively.
Total mortgage insurance claims paid of $131.5 million for the three months ended September 30, 2017 increased from claims paid of $82.7 million for the three months ended September 30, 2016, primarily due to the payment of $54.8 million that, as expected, was made during the third quarter of 2017 in connection with the scheduled final settlement of the Freddie Mac Agreement. See “Liquidity and Capital Resources—Mortgage Insurance” for more information. Total mortgage insurance claims paid of $304.9 million for the nine months ended September 30, 2017 increased from claims paid of $301.1 million for the nine months ended September 30, 2016, primarily due to the settlement of the Freddie Mac Agreement, partially offset by the ongoing decline in the outstanding default inventory. Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter, based on the rate that defaults cure and other factors (as described in “Item 1. Business—Mortgage Insurance—Defaults and Claims” in our 2016 Form 10-K) that make the timing of paid claims difficult to predict. Depending on these factors, we currently expect to pay claims of approximately $350 million to $400 million for the full year of 2017, excluding payments negotiated under future commutation agreements, if any.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following table shows claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net claims paid: (1)
Prime	$47,541	$51,964	$145,147	$182,432
Alt-A	16,035	16,334	45,900	63,612
A minus and below	10,772	9,615	30,818	35,126
Total primary claims paid	74,348	77,913	221,865	281,170
Pool	2,148	4,492	8,229	17,332
Other	32	(234)	(1,827)	(120)
Subtotal	76,528	82,171	228,267	298,382
Impact of captive terminations	—	(171)	645	(2,910)
Impact of commutations (2)	54,956	705	75,955	5,605
Total net claims paid	$131,484	$82,705	$304,867	$301,077

Average net claim paid: (1) (3)
Prime	$48.4	$48.3	$49.0	$48.3
Alt-A	69.4	65.3	66.1	63.9
A minus and below	44.0	41.3	41.8	39.2
Total average net primary claim paid	51.0	50.0	50.5	49.6
Pool	59.7	51.0	51.1	54.0
Total average net claim paid	$51.0	$49.7	$49.8	$49.5

Average direct primary claim paid (3) (4)	$51.4	$50.3	$50.8	$50.1
Average total direct claim paid (3) (4)	$51.4	$50.0	$50.1	$49.9
______________________

(1)	Net of reinsurance recoveries.

(2)
Includes the impact of commutations and captive terminations. For the three and nine months ended September 30, 2017, primarily includes payments that, as expected, were made in connection with the final settlement of the Freddie Mac Agreement.

(3)	Calculated without giving effect to the impact of the termination of captive transactions and commutations.

(4)	Before reinsurance recoveries.
Other Operating Expenses. Other operating expenses for the three months ended September 30, 2017, as compared to the same period in 2016, reflect a slight increase primarily due to: (i) increases in technology expenses associated with a significant investment in upgrading our systems and (ii) a decrease in ceding commissions. These increases were partially offset by lower compensation expense in 2017, including variable incentive-based compensation, which was higher during the three months ended September 30, 2016 due to the expense associated with short-term incentive compensation related to performance.
In addition to the items discussed above for the three months ended September 30, 2017, other operating expenses for the nine months ended September 30, 2017, as compared to the same period in 2016, also reflect: (i) higher allocated corporate operating expenses, primarily due to expenses associated with the retirement and consulting agreements entered into with our former Chief Executive Officer and (ii) certain expenses accrued to defend and potentially resolve certain outstanding legal matters. See “Results of Operations—Consolidated—Other Operating Expenses.”
Our expense ratio on a net premiums earned basis represents our mortgage insurance segment’s operating expenses (which include policy acquisition costs and other operating expenses, as well as allocated corporate operating expenses), expressed as a percentage of net premiums earned. Our expense ratio was 22.9% for the three months ended September 30, 2017, compared to 22.7% for the same period in 2016. For the nine months ended September 30, 2017, our expense ratio was 25.4%, compared to 22.7% for the same period in 2016. The increase in other operating expenses, as discussed above, was the primary driver of the changes in the expense ratios between these periods.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Interest Expense. These amounts reflect the allocated portion of interest on Radian Group’s long-term debt. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements. The allocated interest decreased for the three and nine months ended September 30, 2017, compared to the same periods in 2016. These decreases were primarily due to the capital management transactions described in “Results of Operations—Consolidated—Interest Expense.”

Results of Operations—Services
Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016
The following table summarizes our Services segment’s results of operations for the three and nine months ended September 30, 2017 and 2016:

			$ Change			$ Change
	Three Months Ended September 30,		Favorable (Unfavorable)	Nine Months Ended September 30,		Favorable (Unfavorable)
(In millions)	2017	2016 (1)	2017 vs. 2016	2017	2016 (1)	2017 vs. 2016
Adjusted pretax operating income (loss) (2)	$(12.9)	$(1.9)	$(11.0)	$(28.9)	$(17.6)	$(11.3)
Services revenue	41.1	48.0	(6.9)	121.1	124.7	(3.6)
Cost of services	27.5	29.7	2.2	82.2	81.2	(1.0)
Gross profit on services	13.5	18.4	(4.9)	38.9	43.5	(4.6)
Other operating expenses (3)	16.5	15.8	(0.7)	49.0	47.8	(1.2)
Restructuring and other exit costs (4)	5.4	—	(5.4)	5.4	—	(5.4)

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

(3)
Includes allocation of corporate operating expenses of $3.7 million and $10.9 million for the three- and nine-month periods ended September 30, 2017, respectively and $2.3 million and $6.8 million for the three- and nine-month periods ended September 30, 2016, respectively.

(4)	Primarily includes employee severance and related benefit costs. Does not include impairment of long-lived assets, which is not considered a component of adjusted pretax operating income.
The Services segment is a fee-for-service business, with revenue that has been derived from a broad array of outsourced services. Our Services segment provides services and solutions primarily through Clayton and its subsidiaries, including Green River Capital, Red Bell and ValuAmerica. In connection with the restructuring of our Services business, we are refining our Services business strategy going forward to focus on our core products and services. The core products and services we continue to offer include: (i) mortgage and real estate transaction management, due diligence, and portfolio and securities surveillance services; (ii) real estate brokerage and valuation products and services; (iii) title insurance and settlement services; and (iv) REO asset management services. The Services products and services that we will no longer be offering have not had a material impact on our consolidated cash flows or results of operations in recent periods. Therefore, as compared to our results in 2016 or 2017, we do not expect a material impact on our consolidated cash flows or results of operations from discontinuing these services. See “Overview—Operating Environment and Business Strategy” for more information.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Adjusted Pretax Operating Income (Loss). Our Services segment’s adjusted pretax operating loss was $12.9 million and $28.9 million for the three and nine months ended September 30, 2017, respectively, compared to adjusted pretax operating losses of $1.9 million and $17.6 million for the same periods in 2016. The increase in our adjusted pretax operating losses for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, were primarily driven by: (i) restructuring and other exit costs; (ii) decreased gross profit; and (iii) increased other operating expenses, as discussed further below.
Services Revenue. Revenue decreased for the three months ended September 30, 2017, as compared to the same period in 2016, primarily due to: (i) a decrease in surveillance business volume; (ii) a decline in REO-related asset volume; and (iii) a decline in loan review volume. Our surveillance business is transactional and the decrease in surveillance business volume was primarily due to fewer transactions with one of our top 10 Services customers. The decline in REO-related asset volume was primarily driven by a decline in REO asset inflow reflecting current market conditions. The decline in loan review volume was primarily driven by a decline in demand for outsourcing because the market decline in refinance origination volume has provided our customers with excess internal capacity to perform these services in-house.
Revenue decreased for the nine months ended September 30, 2017, as compared to the same period of 2016, primarily due to decreases in REO-related asset volume and surveillance business volume. These decreases were partially offset by increases in real estate valuation title-related services and loan review volume.
For the three and nine months ended September 30, 2017, the top 10 Services customers (which includes our affiliates) generated 48% and 49%, respectively, of the Services segment’s revenues, as compared to 51% and 49%, respectively, for the same periods in 2016. Approximately 4% and 5%, respectively, of the Services segment’s revenue for the three and nine months ended September 30, 2017 related to sales to our affiliates, and has been eliminated in our consolidated results for all periods presented. The largest single customer generated approximately 13% and 12%, respectively, of the Services segment’s revenue for the three and nine months ended September 30, 2017, compared to 11% and 9% for the same periods in 2016.
Real estate valuation and component services revenue for the three and nine months ended September 30, 2017 and 2016 includes revenue from SFR securitizations, as well as revenue from financial institutions that extend loans to institutional investors to fund purchases of homes. Approximately 15% of services revenue for both the three and nine months ended September 30, 2017 were related to the SFR market (including SFR securitizations), compared to 16% and 12%, respectively, for the three- and nine-month periods ended September 30, 2016. Although we experienced an increase in activity related to the SFR market during the first nine months of 2017, we expect the full year level of activity to be approximately the same as in 2016.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The chart below provides the composition of services revenue on a quarterly basis:
______________________

(1)
Includes $4.2 million in Q3 2016 related to contract underwriting performed on behalf of third parties, previously reported in Mortgage Insurance other income, to reflect recent organizational changes.

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
Gross Profit on Services. For the three and nine months ended September 30, 2017, our gross profit on services represented 33% and 32%, respectively, of our total services revenue, compared to 38% and 35%, respectively, for the same periods of 2016. The decrease in our services gross profit percentage for both the three and nine months ended September 30, 2017, as compared to the same periods in 2016, was primarily due to a decrease in surveillance business volume and a decline in REO-related asset volume. As discussed above, the decrease in surveillance business volume was primarily due to lower volumes with one of our top 10 Services customers and the decline in REO-related asset volume was primarily driven by a decline in REO asset inflow reflecting current market conditions. Partially offsetting these decreases for the nine months ended September 30, 2017, as compared to the same period in 2016, were increases in real estate valuation title-related services and loan review volume.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Other Operating Expenses. Other operating expenses primarily consist of compensation costs not classified as cost of services because they are related to employees, such as sales and corporate employees, who are not directly involved in providing client services. Compensation-related costs for the three and nine months ended September 30, 2017 represented 48% and 51%, respectively, of the segment’s other operating expenses, compared to 52% and 56%, respectively, for the same periods in 2016. Compensation-related costs for the three and nine months ended September 30, 2017 decreased, compared to the same period in 2016, primarily due to expense reduction initiatives undertaken during 2016. Other operating expenses also include other selling, general and administrative expenses, depreciation, and allocations of corporate general and administrative expenses. Other operating expenses for the three and nine months ended September 30, 2017 include allocations of corporate operating expenses of $3.7 million and $10.9 million, respectively, compared to $2.3 million and $6.8 million, respectively, for the same periods in 2016. These increases are primarily due to: (i) an increase in total corporate expenses, primarily due to expenses associated with the retirement and consulting agreements entered into with our former Chief Executive Officer and (ii) an increase in the proportion of corporate expenses allocated to the Services segment.
Restructuring and other exit costs. For the three and nine months ended September 30, 2017, restructuring and other exit costs include charges associated with our plan to restructure the Services business. The portion of these charges that are included in adjusted pretax operating income are primarily due to severance and related benefit costs. See “—Overview” for more information.

Off-Balance Sheet Arrangements
There have been no material changes in off-balance sheet arrangements from those specified in our 2016 Form 10-K, other than described below.
We participate in securities lending agreements for the purpose of increasing the yield on our investment securities portfolio with minimal incremental risk. Pursuant to these agreements, we loan to Borrowers certain securities that are held as part of our investment portfolio. For a complete discussion of our securities lending agreements, including the effect of these agreements on our liquidity and risks related to these agreements, see Note 5 of Notes to Unaudited Condensed Financial Statements and “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”
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

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following table summarizes certain of our contractual obligations and commitments, including our expected claim payments on insurance policies, as of September 30, 2017, and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the Notes to Unaudited Condensed Consolidated Financial Statements that are referenced in the table.

		Payments Due by Period
(In thousands)	Total	2017	2018-2019		2020-2021		Thereafter		Uncertain
Long-term debt obligations (principal and interest) (Note 11)	$1,285,717	$11,034	$264,746	(1)	$499,187	(2)	$510,750	(3)	$—
Lease obligations	97,655	1,629	14,678		16,866		64,482		—
Reserve for losses and LAE (Note 10) (4)	556,488	59,876	345,661		150,951		—		—
Purchase obligations	19,942	7,662	9,655		2,328		297		—
Unrecognized tax benefits (Note 9)	187,348	—	—		—		—		187,348	(5)
Total	$2,147,150	$80,201	$634,740		$669,332		$575,529		$187,348

______________________

(1)	Includes $159 million of Senior Notes due 2019 that may be redeemed, in whole or in part at any time prior to maturity.

(2)	Includes $234 million and $198 million of Senior Notes due 2020 and 2021, respectively, that may be redeemed, in whole or in part at any time prior to maturity.

(3)	Includes $450 million of Senior Notes due 2024 that may be redeemed, in whole or in part at any time prior to maturity.

(4)
Our reserve for losses and LAE reflects the application of accounting policies described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our 2016 Form 10-K. The payments due by period are based on management’s estimates and assume that all of the loss reserves included in the table will result in claim payments, net of expected recoveries.

(5)	The timing of these potential payments is uncertain given the nature of the obligations.

Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
Radian Group serves as the holding company for our insurance and other subsidiaries and does not have any operations of its own. At September 30, 2017, Radian Group had available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of approximately $300 million. This amount: (i) includes $89 million deposited with the IRS (which may be recalled by us at any time) in connection with our dispute with the IRS related to the Deficiency Amount from the IRS’s examination of our 2000 through 2007 consolidated federal income tax returns and (ii) excludes certain additional cash and liquid investments that have been advanced to Radian Group from our subsidiaries for corporate expenses and interest payments.
Available holding company liquidity was reduced during the third quarter of 2017 due to an estimated tax payment made by Radian Group. While this payment reduced available holding company liquidity, a significant portion of it created an AMT credit carryforward that can be utilized in future periods to offset regular tax payments Radian Group may make after its NOL carryforwards are fully utilized. Additionally, approximately $20 million of the third quarter estimated tax payment was reimbursed to Radian Group through its tax-sharing agreement with its subsidiaries.
During the third quarter of 2017, we improved our debt maturity profile by completing the following transactions:

•	the issuance of $450 million aggregate principal amount of Senior Notes due 2024; and

•	tender offers resulting in the purchases of aggregate principal amounts of $141.4 million, $115.9 million and $152.3 million of our Senior Notes due 2019, 2020 and 2021, respectively;

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The Senior Notes due 2024 bear interest at a rate of 4.500% per annum, payable semi-annually on April 1 and October 1 of each year, with interest payments commencing on April 1, 2018. We received net proceeds of $443.3 million upon the issuance of the Senior Notes due 2024. We used the net proceeds to fund the purchases of a portion of our Senior Notes due 2019, 2020 and 2021, which required $450.0 million in cash (plus accrued and unpaid interest due on the purchased notes). The combination of these transactions is estimated to reduce our future annual cash interest payments by $4.3 million and to increase the weighted average maturity of our Senior Notes by nearly two years. Following these purchases, the remaining principal amounts of the outstanding Senior Notes due 2019, 2020 and 2021 were $158.6 million, $234.1 million and $197.7 million, respectively, at September 30, 2017. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about these debt transactions.
The chart below shows our debt maturity profile at September 30, 2017 compared to December 31, 2016.
During the second quarter of 2017, we purchased an aggregate principal amount of $21.6 million of our outstanding Convertible Senior Notes due 2017. We funded the purchases with $31.6 million in cash (plus accrued and unpaid interest due on the purchased notes). As of September 30, 2017, $0.5 million of the principal amount of the Convertible Senior Notes due 2017 remained outstanding and mature in November 2017.
During the first quarter of 2017, we settled our obligations with respect to the remaining $68.0 million aggregate principal amount of our Convertible Senior Notes due 2019 for $110.1 million in cash. As of the settlement date, this transaction resulted in an aggregate decrease of 6.4 million diluted shares for purposes of determining diluted net income per share. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about our debt transactions.
On August 9, 2017, Radian’s Board of Directors renewed its share repurchase program and authorized the Company to spend up to $50 million to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. As of September 30, 2017, the full purchase authority of up to $50 million remained available under this program, which expires on July 31, 2018. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

In addition to the potential use of up to $50 million to repurchase Radian Group common stock pursuant to the existing share repurchase program, Radian Group’s principal liquidity demands for the next 12 months are expected to include: (i) the payment of corporate expenses, including taxes; (ii) interest payments on our outstanding long-term debt; (iii) as discussed further below, payments to the U.S. Treasury resulting from our ongoing dispute with the IRS relating to the examination of our 2000 through 2007 consolidated federal income tax returns if a compromised settlement with the IRS is reached; and (iv) the payment of dividends on our common stock. Radian Group’s liquidity demands for the next 12 months or in future periods could also include: (i) repurchases or early redemptions of portions of our long-term debt and (ii) potential investments to support our strategy for growing our businesses.
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding company-level expenses, including interest payments on our outstanding long-term debt. Payments of such corporate expenses for the next 12 months, excluding interest payments on our long-term debt, are expected to be approximately $65.5 million, most of which is expected to be reimbursed by our subsidiaries under our existing expense-sharing arrangements. For the same period, payments of interest on our long-term debt are expected to be approximately $45.3 million, most of which is expected to be reimbursed by our subsidiaries under our existing expense-sharing arrangements. See “—Services,” below. The expense-sharing arrangements between Radian Group and our insurance subsidiaries, as amended, have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.
Capital Support for Subsidiaries. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain eligible insurers of loans purchased by the GSEs. The PMIERs specifically provide that the factors that are applied to determine a mortgage insurer’s Minimum Required Assets may be updated every two years. The GSEs have informed us that they expect updates to the PMIERs will become effective in the fourth quarter of 2018. Based on this timing, we would expect to receive a draft of the recommended changes later this year and then to engage in an iterative review process with the GSEs and FHFA before the updated PMIERs are finalized. The GSEs will provide approved insurers with an implementation period of at least 180 days after the updated requirements are finalized and prior to their effective date. While we have not received a draft of the changes to the PMIERs to date, it is reasonably possible that updates to the PMIERs could, among other things, result in a material increase to Radian Guaranty’s capital requirements under the PMIERs financial requirements. See Note 1 of Notes to Consolidated Financial Statements in our 2016 Form 10-K for additional information about the PMIERs.
Radian Guaranty currently is an approved mortgage insurer under the PMIERs, and is in compliance with the PMIERs financial requirements. At September 30, 2017, Radian Guaranty’s Available Assets under the PMIERs totaled approximately $3.5 billion, resulting in an excess or “cushion” of approximately $237 million, or 7%, over its Minimum Required Assets of approximately $3.3 billion. During the third quarter of 2017, the PMIERs cushion was reduced by the $54.8 million payment to Freddie Mac from the collateral account in connection with the scheduled final settlement of the Freddie Mac Agreement, as described below. In addition, strong NIW and the growth in IIF increased Minimum Required Assets. Based on our current projections and the current requirements under the PMIERs, we expect to generally maintain Radian Guaranty’s Available Assets at a level no less than approximately 5% above its Minimum Required Assets. We expect the amount of this cushion to fluctuate on a quarterly basis, but over time we expect it to increase based, in part, on our expectations regarding the future financial performance of Radian Guaranty, including our projected NIW and expected decrease in defaults. Although the holding company liquidity of $300 million and the $225 million unsecured revolving credit facility described below could be utilized to enhance the cushion if needed, based on our projections, Radian Guaranty is not expected to require any additional capital contributions to remain in compliance with the current requirements under the PMIERs financial requirements.
Under the PMIERs, Radian Guaranty’s Available Assets and Minimum Required Assets are determined on an aggregate basis, taking into account the assets and insured risk of Radian Guaranty and any exclusive affiliated reinsurers. Effective in the third quarter of 2017, Radian Reinsurance is no longer considered an exclusive affiliated reinsurer of Radian Guaranty under the PMIERs, due to its participation in the credit risk transfer programs with Fannie Mae and Freddie Mac. As a result, the Available Assets and Minimum Required Assets of Radian Reinsurance are no longer included in the determination of Radian Guaranty’s Available Assets and Minimum Required Assets. Although this change reduced Radian Guaranty’s Available Assets as well as its Minimum Required Assets under the PMIERs, it did not affect Radian Guaranty’s compliance with the PMIERs financial requirements.
The impact of increased defaults resulting from Hurricanes Harvey and Irma is expected to increase our Minimum Required Assets under the PMIERs financial requirements by an immaterial amount and result in volatility of our PMIERs cushion. See “—Overview—Operating Environment and Business Strategy” for additional information.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Radian Guaranty’s Risk-to-capital as of September 30, 2017 was 14.4 to 1. See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements for more information. Our combined Risk-to-capital, which represents the consolidated Risk-to-capital measure for all of our Mortgage Insurance subsidiaries, was 13.4 to 1 as of September 30, 2017. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form.
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
In the event the cash flow from operations of the Services segment is not adequate to fund all of its needs, Radian Group may provide additional funds to the Services segment in the form of a capital contribution or an intercompany note. See also “—Services,” below.
Additional capital support may also be required for potential investments in new business initiatives to support our strategy for growing our businesses.
Dividends. Our quarterly common stock dividend is currently $0.0025 per share and, based on our current outstanding shares of common stock, we would require $2.2 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of September 30, 2017, our capital surplus was $3.0 billion, representing our dividend limitation under Delaware law.
IRS Matter. In addition to the items discussed above, in the event a final judgment or compromised settlement agreement is reached in Radian Group’s ongoing dispute with the IRS related to the Deficiency Amount from the examination of our 2000 through 2007 consolidated federal income tax returns, Radian Group may be required to make a payment (including by utilizing the amount currently on deposit with the IRS as discussed above) to the U.S. Treasury. During 2016, we held several meetings with the IRS in an attempt to reach a compromised settlement on the issues presented in our dispute. In October 2017, the parties informed the U.S. Tax Court that they believe they have reached agreement in principle on all issues presented in the dispute and that the parties are reviewing computations resulting from those agreed upon terms. The resolution must be reported to the JCT for review and cannot be finalized until the IRS considers the views, if any, expressed by the JCT about the matter. If we are unable to complete a compromised settlement, then the ongoing litigation could take several years to resolve and may result in substantial legal expenses. Although we can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached, based on current proposed settlement terms, the amount we currently expect to pay does not exceed the $89 million we have on deposit with the IRS related to this matter. However, there remains uncertainty with regard to whether a compromised settlement will ultimately be reached as well as the amount and timing of any potential payments. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the IRS matter.
Sources of Liquidity. In addition to available cash and marketable securities, Radian Group’s principal sources of cash to fund future short-term liquidity needs include: (i) payments made to Radian Group under expense-sharing arrangements with our subsidiaries, as discussed above and (ii) payments made to Radian Group under tax-sharing arrangements with our subsidiaries, as discussed below. See also “—Services,” below.
In addition, on October 16, 2017, Radian Group entered into a three-year, $225 million unsecured revolving credit facility with a syndicate of bank lenders. Borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Radian Group’s insurance and reinsurance subsidiaries as well as growth initiatives. See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
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
We regularly evaluate opportunities, based on market conditions, to finance our operations by accessing the capital markets or entering into other types of financing arrangements with institutional and other lenders, and consider various measures to improve our capital and liquidity positions, as well as to strengthen our balance sheet and improve Radian Group’s debt maturity profile. In the past, we have repurchased and exchanged, prior to maturity, some of our outstanding debt, and in the future, we may, from time to time, seek to redeem, repurchase or exchange for other securities, or otherwise restructure or refinance some or all of our outstanding debt, prior to maturity, in the open market, through other public or private transactions, including pursuant to one or more tender offers, or through any combination of the foregoing, as circumstances may allow. The timing or amount of any potential transactions will depend on a number of factors, including market opportunities and our views regarding our capital and liquidity positions and potential future needs. There can be no assurance that any such transactions will be completed on favorable terms, or at all.
Radian Group—Long-Term Liquidity Needs
In addition to our short-term liquidity needs discussed above, our most significant needs for liquidity beyond the next 12 months are expected to include:

•	the repayment of our outstanding long-term debt, consisting of:

◦	$159 million principal amount of outstanding debt due in June 2019;

◦	$234 million principal amount of outstanding debt due in June 2020;

◦	$198 million principal amount of outstanding debt due in March 2021;

◦	$450 million principal amount of outstanding debt due in October 2024; and

•	potential additional capital contributions to our subsidiaries.
We expect to meet the long-term liquidity needs of Radian Group with a combination of: (i) available cash and marketable securities; (ii) our unsecured revolving credit facility; (iii) private or public issuances of debt or equity securities, which we may not be able to do on favorable terms, if at all; (iv) cash received under tax- and expense-sharing arrangements with our subsidiaries; and (v) to the extent available, dividends from our subsidiaries.
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
Mortgage Insurance
As of September 30, 2017, our Mortgage Insurance segment maintained claims paying resources of $4.3 billion on a statutory basis, which consists of contingency reserves, statutory policyholders’ surplus, unearned premium reserves (premiums received but not yet earned) and loss reserves.
The principal demands for liquidity in our mortgage insurance business include: (i) the payment of claims and potential claim settlement transactions, net of reinsurance; (ii) operating expenses, including those allocated from Radian Group; and (iii) taxes. We may also require liquidity to return cash collateral when loaned securities are returned to us. See “Securities Lending Agreements” below.

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
In October 2017, Radian Guaranty agreed to terms to commute mortgage insurance coverage on a certain population of performing and non-performing mortgage loans on which we had Pool Insurance risk. In accordance with this agreement, Radian will make a cash payment and will no longer have future claim exposure on these loans. Approximately $14.2 million was recorded as an incurred loss and accrued in IBNR to reflect the estimated payment for future losses, primarily on performing loans in our Legacy Portfolio that are likely to be affected by the expected pool commutation. Because the total payment amount is expected to be less than $20 million and approximately equal to the amount reserved for these loans as of September 30, 2017, this transaction is not expected to have a material impact on Radian’s results of operations.
In the first quarter of 2017, Radian Guaranty entered into an agreement to commute mortgage insurance coverage on a certain population of non-performing mortgage loans. In accordance with this agreement, Radian made a cash payment of $20.5 million and no longer has future claim exposure on these loans. This transaction did not have a material impact on Radian’s results of operations, because the payment amount was approximately equal to the amount reserved for these loans.
In August 2016, Radian Guaranty and Radian Reinsurance became members of the FHLB and, as members, may borrow from the FHLB. Borrowings from the FHLB may be used to provide low-cost, supplemental liquidity. As of September 30, 2017, there were no FHLB borrowings outstanding.
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
Securities Lending Agreements. Radian Guaranty and Radian Reinsurance from time to time enter into certain short-term securities lending agreements with third-party Borrowers for the purpose of increasing the yield on our investment securities portfolio with minimal incremental risk. Under our securities lending program, Radian Guaranty and Radian Reinsurance loan certain securities in their investment portfolios to these Borrowers for short periods of time. We have the right to request the return of the loaned securities at any time.
Under our securities lending agreements, the Borrower generally may return the loaned securities to us at any time, which would require us to return the collateral within the standard settlement period for the loaned securities on the principal exchange or market in which the securities are traded. We manage this liquidity risk associated with the cash collateral by regularly monitoring our available sources of cash and collateral to ensure we can meet short-term liquidity demands in both normal and stressed scenarios. We may use our general liquidity resources to meet any potential cash demands when loaned securities are returned to us.
The credit risk under these programs is reduced by the amounts of collateral received. On a daily basis, the value of the underlying securities that we have loaned to the Borrowers is compared to the value of cash and securities collateral we received from the Borrowers, and additional cash or securities are requested or returned, as applicable. In addition, we are indemnified against counterparty credit risk by the intermediary. For additional information on our securities lending agreements, see Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements.
Freddie Mac Agreement. At December 31, 2016, Radian Guaranty had $63.9 million in a collateral account invested in and classified as part of our trading securities and pledged to cover Loss Mitigation Activity on the loans subject to the Freddie Mac Agreement. The scheduled final settlement date under the Freddie Mac Agreement occurred during the third quarter of 2017 and resulted in a $54.8 million payment to Freddie Mac and a release of $4.4 million to Radian Guaranty from the funds remaining in the collateral account. As of September 30, 2017, the remaining balance of $5.5 million in the collateral account was invested in and classified as short-term investments and pledged to cover Loss Mitigation Activity and pending claims activity already in process but not yet finalized. As of September 30, 2017, we have $2.8 million remaining in reserve for losses that we expect to pay to Freddie Mac from the remaining funds in the collateral account.
Services
As of September 30, 2017, our Services segment maintained cash and cash equivalents totaling $6.8 million, which included restricted cash of $1.2 million.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The principal demands for liquidity in our Services segment include: (i) the payment of employee compensation and other operating expenses, including those allocated from Radian Group; (ii) reimbursements to Radian Group for interest payments related to the original value of the Senior Notes due 2019; and (iii) dividends to Radian Group, if any. In addition, the Services segment expects to pay approximately $6.0 million in cash over the next 12 months related to its restructuring plan. See “Overview—Operating Environment and Business Strategy—Business Strategy” for additional information.
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
The Services segment has not generated sufficient cash flows to pay any dividends to Radian Group. Additionally, while cash flow is expected to be sufficient to pay the Services segment’s direct operating expenses, it has not been sufficient to reimburse Radian Group for $59.5 million of its allocated operating expense and interest expense. We do not expect that the Services segment will be able to bring its reimbursement obligations current in the foreseeable future. In the event the cash flow from operations of the Services segment is not adequate to fund all of its needs, Radian Group may provide additional funds to the Services segment in the form of a capital contribution or an intercompany note.
Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

(In thousands)	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$218,425	$287,449
Investing activities	(75,229)	(87,055)
Financing activities	(106,321)	(203,242)
Effect of exchange rate changes on cash and restricted cash	116	(382)
Increase (decrease) in cash and restricted cash	$36,991	$(3,230)

Operating Activities. Net cash provided by operating activities totaled $218.4 million for the nine months ended September 30, 2017, compared to $287.4 million for the same period in 2016. This decrease in net cash provided by operating activities in the nine months ended September 30, 2017, compared to the same period in 2016, was principally the result of the payments made in connection with the scheduled final settlement of the Freddie Mac Agreement, partially offset by an increase in net premiums written.
Investing Activities. Net cash used in investing activities decreased in the nine months ended September 30, 2017, compared to the same period in 2016, primarily as a result of a decrease in purchases, net of proceeds, of fixed-maturity investments available for sale, partially offset by an increase in purchases, net of proceeds, of equity securities.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Financing Activities. Net cash used in financing activities decreased for the nine months ended September 30, 2017, compared to the same period in 2016, primarily as a result of: (i) reduced repurchases of our common stock, partially offset by (ii) purchases and redemptions of debt exceeding debt issuances, both as compared to the same period in 2016. For the nine months ended September 30, 2017 our primary financing activities included the issuance of $450 million aggregate principal amount of Senior Notes due 2024 as well as: (i) the purchases of aggregate principal amounts of $141.4 million, $115.9 million and $152.3 million of our Senior Notes due 2019, 2020 and 2021, respectively; (ii) the settlement of our obligations on the remaining $68.0 million aggregate principal amount of our Convertible Senior Notes due 2019; and (iii) the purchase of $21.6 million aggregate principal amount of our Convertible Senior Notes due 2017, all of which were settled in cash for an aggregate amount of $591.7 million during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, cash used in financing activities primarily related to purchases of our Convertible Senior Notes due 2017 and 2019 as well as repurchases of our common stock, partially offset by the issuance of $350 million in aggregate principal amount of Senior Notes due 2021.
See “Item 1. Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.
Stockholders’ Equity
Stockholders’ equity increased by $115.9 million from December 31, 2016 to September 30, 2017. Stockholders’ equity was impacted primarily by: (i) our net income of $114.3 million for the nine months ended September 30, 2017; (ii) the impact of our recently completed debt and equity transactions to strengthen Radian’s capital position, which decreased stockholder’s equity by $48.3 million, after excluding the $33.4 million after-tax impact from the loss on conversion and debt extinguishment already reflected in our net income; and (iii) net unrealized gains on investment of $36.5 million. See “Overview—2017 Developments” for additional information.
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

	Moody’s (1)	S&P (2)
Radian Group	Ba3	BB+
Radian Guaranty	Baa3	BBB+
Radian Reinsurance	N/A	BBB+
______________________

(1)	Based on the August 17, 2017 update, Moody’s outlook for Radian Group and Radian Guaranty currently is Positive.

(2)	Based on the September 11, 2017 upgrade, S&P’s outlook for Radian Group, Radian Guaranty and Radian Reinsurance currently is Stable.

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

The following table illustrates the sensitivity of our investment portfolio to both interest-rate risk and credit-spread risk:

	Short-term and Available for Sale		Trading
($ in millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Carrying value of fixed-income investment portfolio (1)	$3,899.6	$3,580.0	$636.3	$879.9
Percentage of fixed-income securities compared to total investment portfolio	85.3%	80.2%	13.9%	19.7%
Average duration of fixed-income portfolio	4.4 years	5.0 years	5.2 years	5.8 years

Interest-rate risk increase (decrease) in market value
+100 basis points—$	$(163.9)	$(172.6)	$(31.7)	$(48.0)
+100 basis points—% (2)	(4.2)%	(4.8)%	(5.0)%	(5.5)%
- 100 basis points—$	$178.6	$183.0	$34.5	$53.1
- 100 basis points—% (2)	4.6%	5.1%	5.4%	6.0%

Credit-spread risk increase (decrease) in market value
+100 basis points—$	$(176.6)	$(159.5)	$(32.3)	$(49.3)
+100 basis points—% (2)	(4.5)%	(4.5)%	(5.1)%	(5.6)%
- 100 basis points—$	$149.0	$151.9	$28	$46.3
- 100 basis points—% (2)	3.8%	4.2%	4.4%	5.3%
______________________

(1)
Total fixed-income securities include fixed-maturity investments available for sale, trading securities and short-term investments and exclude reinvested cash collateral held under securities lending agreements. At September 30, 2017, fixed-income securities shown above also include $129.8 million invested in certain fixed-income exchange traded funds that are classified as equity securities in our condensed consolidated balance sheets, as well as $58.2 million in fixed-income securities loaned under securities lending agreements that are classified as other assets in our condensed consolidated balance sheets.

(2)	Change in value expressed as a percentage of the market value of the related fixed-income portfolio.
The decrease in the average duration of our total fixed-income portfolio, from 5.1 years at December 31, 2016 to 4.5 years at September 30, 2017, is primarily due to small changes in portfolio allocations. We decreased our exposure to longer-term, fixed-rate bonds and increased our investments in floating rate securities.
Securities Lending Agreements. Radian Guaranty and Radian Reinsurance from time to time enter into certain short-term securities lending agreements with third-party Borrowers for the purpose of increasing the yield on our investment securities portfolio with minimal incremental risk. Market factors, including changes in interest rates, credit spreads and equity prices, may impact the timing or magnitude of cash outflows for the return of cash collateral. For the purpose of illustrating our interest-rate risk and credit-spread risk, we have included our fixed-income securities loaned in the sensitivity table above. As of September 30, 2017, the carrying value of these securities was $58.2 million. We had no loaned securities at December 31, 2016.
Under our securities lending agreements, the Borrower generally may return the loaned securities to us at any time, which would require us to return the collateral within the standard settlement period for the loaned securities on the principal exchange or market in which the securities are traded. We manage this liquidity risk associated with the cash collateral by regularly monitoring our available sources of cash and collateral to ensure we can meet short-term liquidity demands in both normal and stressed scenarios. We may use our general liquidity resources to meet any potential cash demands when loaned securities are returned to us.

The credit risk under these programs is reduced by the amounts of collateral received. On a daily basis, the value of the underlying securities that we have loaned to the Borrowers is compared to the value of cash and securities collateral we received from the Borrowers, and additional cash or securities are requested or returned, as applicable. In addition, we are indemnified against counterparty credit risk by the intermediary. We also have the right to request the return of the loaned securities at any time. For additional information on our securities lending agreements, see Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements.
Foreign Exchange Rate Risk
As of September 30, 2017 and December 31, 2016, we did not hold any foreign currency denominated securities in our investment portfolio. Exchange gains and losses on foreign currency transactions from our foreign operations have not been material due to the limited amount of business performed in those locations. Currency risk is further limited because, in general, both the revenues and expenses of our foreign operations are denominated in the same functional currency, based on the country in which the operations occur.
Equity Market Price
None of our equity securities were classified as trading securities. At September 30, 2017, the market value and cost of the equity securities in our investment portfolio were $161.3 million and $161.2 million, respectively. These amounts include $129.8 million of both market value and cost of fixed-income exchange traded funds, which are subject to interest-rate risk and credit-spread risk consistent with our other fixed-income securities. Therefore, these fixed income exchange traded funds have been included in the table above for purposes of illustrating our sensitivity to these risks.
The remaining $31.5 million and $31.4 million of market value and cost, respectively, of equity securities at September 30, 2017, consists of publicly-traded business development company equity securities and equity-related exchange traded funds. Due to our limited basis in these investments at September 30, 2017, our exposure to changes in equity market prices is not significant.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2017, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
During the nine-month period ended September 30, 2017, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We attempted to reach a compromised settlement with Appeals, but in September 2014 we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties of $157 million. The Deficiency Amount has not been reduced to reflect our NOL carryback ability. As of September 30, 2017, there also would be interest of approximately $146 million related to these matters. Depending on the outcome, additional state income taxes, penalties and interest (estimated in the aggregate to be approximately $36 million as of September 30, 2017) also may become due when a final resolution is reached. The Notices of Deficiency also reflected additional amounts due of $105 million, which are primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. We currently believe that the disallowance of our 2008 NOL carryback is a precautionary position by the IRS and that we will ultimately maintain the benefit of this NOL carryback claim. On December 3, 2014, we petitioned the U.S. Tax Court to litigate the Deficiency Amount. On September 1, 2015, we received a notice that the case had been scheduled for trial. However, the parties have jointly filed, and the U.S. Tax Court has approved, motions for continuance in this matter to postpone the trial date. Also, in February 2016, the U.S. Tax Court approved a joint motion to consolidate for trial, briefing and opinion our case with a similar case involving MGIC Investment Corporation. During 2016, we held several meetings with the IRS in an attempt to reach a compromised settlement on the issues presented in our dispute. In October 2017, the parties informed the U.S. Tax Court that they believe they have reached agreement in principle on all issues presented in the dispute and that the parties are currently reviewing the computations reflecting the agreed upon settlement terms. The resolution must be reported to the JCT for review and cannot be finalized until the IRS considers the views, if any, expressed by the JCT about the matter. If we are unable to complete a compromised settlement, then the ongoing litigation could take several years to resolve and may result in substantial legal expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached. We currently believe that an adequate provision for income taxes has been made for the potential liabilities that may result from this matter. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.

On December 22, 2016, Ocwen Loan Servicing, LLC and Homeward Residential, Inc. (collectively, “Ocwen”) filed a complaint against Radian Guaranty (the “Complaint”). Ocwen has also initiated legal proceedings against several other mortgage insurers. The action filed against Radian Guaranty, titled Ocwen, et al. v. Radian Guaranty, is pending in the U.S. District Court for the Eastern District of Pennsylvania (the “Court”). The Complaint alleged breach of contract and bad faith claims and sought monetary damages and declaratory relief in regard to certain claims handling practices on future insurance claims. On December 17, 2016, Ocwen separately filed a parallel arbitration petition against Radian Guaranty (the “Petition”) before the American Arbitration Association (“AAA”) that asserted substantially the same allegations as contained in the Complaint (the Complaint and the Petition are collectively referred to as the “Filings”). The Filings listed 9,420 mortgage insurance certificates (“Certificates”) issued under multiple insurance policies, including Pool Insurance policies, as being the subject of these proceedings. On March 3, 2017, Radian Guaranty filed with the Court: (i) a motion to dismiss Ocwen’s Complaint or, in the alternative, for a more definite statement and (ii) a motion to enjoin Ocwen’s parallel arbitration. On June 5, 2017, Ocwen filed an Amended Complaint and an Amended Petition (collectively, the “Amended Filings”) with the Court and the AAA, respectively, which together list 8,870 Certificates as being the subject of these proceedings. On June 30, 2017, Radian Guaranty filed with the Court renewed motions to dismiss Ocwen’s Amended Complaint and to enjoin Ocwen’s parallel arbitration. In July 2017, the Court denied Radian Guaranty’s motions to dismiss Ocwen’s Amended Complaint and to enjoin Ocwen’s parallel arbitration. In August 2017, Radian Guaranty filed an Answer With Affirmative Defenses and Counterclaim against Ocwen with the Court and in September Radian Guaranty filed an Amended Counterclaim. Also, in September 2017, Radian Guaranty filed an Answer With Affirmative Defenses and Counterclaim against Ocwen with the AAA. In October 2017, Ocwen filed a Motion to Dismiss Radian’s Amended Counterclaim (“Motion”) and Radian filed a Brief in Opposition to the Motion. On October 24, 2017, the Court issued an Order granting in part and denying in part Ocwen’s Motion, and directed Ocwen to answer Radian Guaranty’s Amended Counterclaim. Radian Guaranty believes that Ocwen’s allegations and claims in the legal proceedings described above are without merit and legally deficient, and plans to defend these claims vigorously. We are not able to estimate a reasonably possible loss, if any, or range of loss in this matter because of the preliminary stage of the proceedings.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuance of Unregistered Securities
During the three and nine months ended September 30, 2017, no equity securities of Radian Group were sold that were not registered under the Securities Act.

Issuer Purchases of Equity Securities
On August 9, 2017, Radian’s Board of Directors renewed its share repurchase program and authorized the Company to spend up to $50 million to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. Radian Group has established a trading plan under Rule 10b5-1 of the Exchange Act to implement the program. During the third quarter of 2017, no shares were purchased under the plan and therefore the full purchase authority of up to $50 million remained available under this program. The authorization expires on July 31, 2018. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements.

Item 6. Exhibits

Exhibit No.	Exhibit Name
4.1
Senior Indenture dated as of March 4, 2013 between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 27, 2013 and filed on March 4, 2013)

4.2
Fifth Supplemental Indenture dated as of September 26, 2017 between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated September 26, 2017 and filed on September 26, 2017)

4.3	Form of 4.500% Senior Note due 2024 (included as Exhibit A to the Fifth Supplemental Indenture in Exhibit 4.2)

*12	Statement of Ratio of Earnings to Fixed Charges

*31	Rule 13a - 14(a) Certifications

**32	Section 1350 Certifications

*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity for the nine months ended September 30, 2017, and 2016; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017, and 2016; and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

_______________________
*   Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

November 3, 2017	/s/ J. FRANKLIN HALL
J. Franklin Hall
Executive Vice President, Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller