Form 10-Q
period 2018-03-31
RADIAN GROUP INC
filed 2018-05-09
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 214,621,425 shares of common stock, $0.001 par value per share, outstanding on May 4, 2018.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list defines various abbreviations and acronyms used throughout this report, including the Condensed Consolidated Financial Statements, the Notes to Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Term	Definition
2014 Master Policy	Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which became effective October 1, 2014
2016 Single Premium QSR Transaction	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in the first quarter of 2016 and subsequently amended in the fourth quarter of 2017
2017 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2017
2018 Single Premium QSR Transaction	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in October 2017 to cede a portion of Single Premium NIW beginning January 1, 2018
ABS	Asset-backed securities
Alt-A	Alternative-A loans, representing loans for which the underwriting documentation is generally limited as compared to fully documented loans (considered a non-prime loan grade)
Available Assets	As defined in the PMIERs, assets primarily including the liquid assets of a mortgage insurer, and reduced by premiums received but not yet earned
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
Discrete Item(s)
For tax calculation purposes, certain items that are required to be accounted for in the provision for income taxes as they occur and are not considered a component of the estimated annualized effective tax rate for purposes of reporting interim results. Generally, these are items that are: (i) clearly defined (such as changes in tax rate or tax law); (ii) infrequent or unusual in nature; or (iii) gains or losses that are not a component of continuing operating income, such as income from discontinued operations or losses reflected as a component of other comprehensive income. These items impact the difference between the statutory rate and Radian’s effective tax rate.

EnTitle Direct	EnTitle Direct Group, Inc., a wholly-owned subsidiary of Radian Group
EnTitle Insurance	EnTitle Insurance Company, a wholly-owned subsidiary of EnTitle Direct

Term	Definition
Exchange Act	Securities Exchange Act of 1934, as amended
Extraordinary Dividend	A dividend distribution required to be approved by an insurance company’s primary regulator that is greater than would be permitted as an ordinary dividend which does not require regulatory approval
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FEMA	Federal Emergency Management Agency, an agency of the U.S. Department of Homeland Security
FEMA Designated Area	Generally, an area that has been subject to a disaster, designated by FEMA as an individual assistance disaster area for the purpose of determining eligibility for various forms of federal assistance
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
FICO
Fair Isaac Corporation (“FICO”) credit scores, for Radian’s portfolio statistics, represent the borrower’s credit score at origination and, in circumstances where there is more than one borrower, the FICO score for the primary borrower is utilized

Flow Basis
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
IRS Matter
Our dispute with the IRS related to the Deficiency Amount from the IRS’s examination of our 2000 through 2007 consolidated federal income tax returns. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.

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

Term	Definition
Model Act	Mortgage Guaranty Insurers Model Act, as issued by the NAIC to establish minimum capital and surplus requirements for mortgage insurers
Monthly and Other Premiums	Insurance policies where premiums are paid on a monthly or other installment basis, in contrast to Single Premium Policies
Monthly Premium Policies	Insurance policies where premiums are paid on a monthly installment basis
Moody’s	Moody’s Investors Service
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
RIF
Risk in force; for primary insurance, RIF is equal to the underlying loan unpaid principal balance multiplied by the insurance coverage percentage, whereas for Pool Insurance, it represents the remaining exposure under the agreements

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
Services
Radian’s Services business segment, which is primarily a fee-for-service business that offers a broad array of both mortgage and real estate services to market participants across the mortgage and real estate value chain

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

Single Premium QSR Transactions	The 2016 Single Premium QSR Transaction and the 2018 Single Premium QSR Transaction, collectively
Stage of Default	The stage a loan is in relative to the foreclosure process, based on whether a foreclosure sale has been scheduled or held
Statutory RBC Requirement	Risk-based capital requirement imposed by the RBC States, requiring a minimum surplus level and, in certain states, a minimum ratio of statutory capital relative to the level of risk
Surplus Note	An intercompany 0.000% surplus note issued by Radian Guaranty to Radian Group
TCJA	H.R. 1, known as the Tax Cuts and Jobs Act, signed into law on December 22, 2017
Time in Default	The time period from the point a loan reaches default status (based on the month the default occurred) to the current reporting date
U.S.	The United States of America
U.S. Treasury	United States Department of the Treasury
VA	U.S. Department of Veterans Affairs
ValuAmerica	ValuAmerica, Inc., a wholly-owned subsidiary of Clayton

Glossary

Cautionary Note Regarding Forward-Looking Statements—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Exchange Act and the U.S. Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:

•	changes in economic and political conditions that impact the size of the insurable market, the credit performance of our insured portfolio, and our business prospects;

•	changes in the way customers, investors, ratings agencies, regulators or legislators perceive our performance, financial strength and future prospects;

•	Radian Guaranty’s ability to remain eligible under the PMIERs and other applicable requirements imposed by the FHFA and by the GSEs to insure loans purchased by the GSEs;

•	our ability to successfully execute and implement our capital plans and to maintain sufficient holding company liquidity to meet our short- and long-term liquidity needs;

•
our ability to successfully execute and implement our business plans and strategies, including plans and strategies to reposition our Services segment as well as plans and strategies that require GSE and/or regulatory approvals and licenses;

•	our ability to maintain an adequate level of capital in our insurance subsidiaries to satisfy existing and future state regulatory requirements;

•
changes in the charters or business practices of, or rules or regulations imposed by or applicable to, the GSEs, including: changes imposed by the FHFA that impact the GSEs’ business prospects; the GSEs’ interpretation and application of the PMIERs and the proposed changes to the PMIERs; and the GSEs’ use of alternative forms of credit enhancement;

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

•
legislative and regulatory activity (or inactivity), including the adoption of (or failure to adopt) new laws and regulations, or changes in existing laws and regulations, or the way they are interpreted or applied, including interpretations and guidance pertaining to recently enacted tax reform legislation;

•
legal and regulatory claims, assertions, actions, reviews, audits, inquiries and investigations that could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business;

•	the amount and timing of potential settlements, payments or adjustments associated with federal or other tax examinations, including the IRS matter;

Glossary

•
the possibility that we may fail to estimate accurately the likelihood, magnitude and timing of losses in establishing loss reserves for our mortgage insurance business or in assessing our ability to comply with the proposed PMIERs when implemented;

•
volatility in our results of operations caused by changes in the fair value of our assets and liabilities, including a significant portion of our investment portfolio, and potential volatility in our Available Assets if proposed changes to the PMIERs requiring us to mark certain of our Available Assets to fair value were to become effective;

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
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of our 2017 Form 10-K, and to subsequent reports filed from time to time with the SEC. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we issued this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements to reflect new information or future events or for any other reason.

Glossary

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in thousands, except per-share amounts)	March 31, 2018	December 31, 2017

Assets
Investments (Note 5)
Fixed-maturities available for sale—at fair value (amortized cost $3,594,591 and $3,426,217)	$3,554,734	$3,458,719
Trading securities—at fair value	563,377	606,401
Equity securities—at fair value (at December 31, 2017, classified as available for sale with related cost of $163,106)	111,032	162,830
Short-term investments—at fair value (includes $39,077 and $19,357 of reinvested cash collateral held under securities lending agreements)	435,756	415,658
Other invested assets—at fair value (amortized cost at December 31, 2017)	3,318	334
Total investments	4,668,217	4,643,942
Cash	122,481	80,569
Restricted cash	7,623	15,675
Accounts and notes receivable	80,068	72,558
Deferred income taxes, net (Note 9)	253,381	229,567
Goodwill and other intangible assets, net (Note 6)	61,465	64,212
Prepaid reinsurance premium	390,241	386,509
Other assets (Note 8)	426,773	407,849
Total assets	$6,010,249	$5,900,881

Liabilities and Stockholders’ Equity
Unearned premiums	$723,100	$723,938
Reserve for losses and loss adjustment expense (“LAE”) (Note 10)	488,656	507,588
Senior notes (Note 11)	1,027,875	1,027,074
Reinsurance funds withheld	305,409	288,398
Other liabilities (Note 12)	412,793	353,845
Total liabilities	2,957,833	2,900,843
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: par value $0.001 per share; 485,000,000 shares authorized at March 31, 2018 and December 31, 2017; 233,160,146 and 233,416,989 shares issued at March 31, 2018 and December 31, 2017, respectively; 215,542,607 and 215,814,188 shares outstanding at March 31, 2018 and December 31, 2017, respectively	233	233
Treasury stock, at cost: 17,617,539 and 17,602,801 shares at March 31, 2018 and December 31, 2017, respectively	(894,191)	(893,888)
Additional paid-in capital	2,748,233	2,754,275
Retained earnings	1,229,616	1,116,333
Accumulated other comprehensive income (loss) (Note 15)	(31,475)	23,085
Total stockholders’ equity	3,052,416	3,000,038
Total liabilities and stockholders’ equity	$6,010,249	$5,900,881

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2018	2017
Revenues:
Net premiums earned—insurance	$242,550	$221,800
Services revenue	33,164	38,027
Net investment income	33,956	31,032
Net gains (losses) on investments and other financial instruments	(18,887)	(2,851)
Other income	807	746
Total revenues	291,590	288,754
Expenses:
Provision for losses	37,283	46,913
Policy acquisition costs	7,117	6,729
Cost of services	23,126	28,375
Other operating expenses	63,243	68,377
Restructuring and other exit costs (Note 1)	551	—
Interest expense	15,080	15,938
Loss on induced conversion and debt extinguishment	—	4,456
Amortization and impairment of other intangible assets	2,748	3,296
Total expenses	149,148	174,084
Pretax income	142,442	114,670
Income tax provision	27,956	38,198
Net income	$114,486	$76,472

Net income per share:
Basic	$0.53	$0.36
Diluted	$0.52	$0.34

Weighted-average number of common shares outstanding—basic	215,967	214,925
Weighted-average number of common and common equivalent shares outstanding—diluted	219,883	221,497

Dividends per share	$0.0025	$0.0025

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2018	2017

Net income	$114,486	$76,472
Other comprehensive income, net of tax (Note 15):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(60,643)	7,367
Less: Reclassification adjustment for net gains (losses) included in net income	(3,132)	(1,631)
Net unrealized gains (losses) on investments	(57,511)	8,998
Unrealized foreign currency translation adjustments	3	34
Cumulative effect of adopting the accounting standard update for financial instruments	224	—
Cumulative effect of adopting the accounting standard update for the reclassification of certain tax effects	2,724	—
Other comprehensive income (loss), net of tax	(54,560)	9,032
Comprehensive income	$59,926	$85,504

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2018	2017
Common Stock
Balance, beginning of period	$233	$232
Issuance of common stock under incentive and benefit plans	—	1
Balance, end of period	233	233

Treasury Stock
Balance, beginning of period	(893,888)	(893,332)
Repurchases of common stock under incentive plans	(303)	(40)
Balance, end of period	(894,191)	(893,372)

Additional Paid-in Capital
Balance, beginning of period	2,754,275	2,779,891
Issuance of common stock under incentive and benefit plans	1,433	3,548
Share-based compensation	2,528	3,222
Impact of extinguishment of convertible senior notes	—	(42,940)
Cumulative effect of adopting the accounting standard update for share-based payment transactions	—	756
Change in equity component of currently redeemable convertible senior notes	—	(883)
Shares repurchased under share repurchase program (Note 14)	(10,003)	—
Balance, end of period	2,748,233	2,743,594

Retained Earnings
Balance, beginning of period	1,116,333	997,890
Net income	114,486	76,472
Dividends declared	(540)	(538)
Cumulative effect of adopting the accounting standard update for financial instruments	2,061	—
Cumulative effect of adopting the accounting standard update for the reclassification of certain tax effects from accumulated other comprehensive income	(2,724)	—
Cumulative effect of adopting the accounting standard update for share-based payment transactions, net of tax	—	(491)
Balance, end of period	1,229,616	1,073,333

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	23,085	(12,395)
Net foreign currency translation adjustment, net of tax	3	34
Net unrealized gains (losses) on investments, net of tax	(57,511)	8,998
Cumulative effect of adopting the accounting standard update for financial instruments	224	—
Cumulative effect of adopting the accounting standard update for the reclassification of certain tax effects from accumulated other comprehensive income	2,724	—
Balance, end of period	(31,475)	(3,363)

Total Stockholders’ Equity	$3,052,416	$2,920,425

Glossary

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$118,447	$83,932
Cash flows from investing activities:
Proceeds from sales of:
Fixed-maturity investments available for sale	224,597	253,121
Equity securities	55,795	—
Trading securities	11,964	46,688
Proceeds from redemptions of:
Fixed-maturity investments available for sale	94,356	123,683
Trading securities	17,890	19,543
Purchases of:
Fixed-maturity investments available for sale	(482,260)	(444,873)
Equity securities	(19,994)	—
Sales, redemptions and (purchases) of:
Short-term investments, net	(17,217)	57,923
Other assets and other invested assets, net	92	222
Purchases of property and equipment, net	(4,702)	(7,687)
Acquisitions, net of cash acquired	(261)	(86)
Net cash provided by (used in) investing activities	(119,740)	48,534
Cash flows from financing activities:
Dividends paid	(540)	(538)
Purchases and redemptions of senior notes	—	(110,160)
Issuance of common stock	663	2,865
Purchase of common shares	(10,003)	—
Credit facility commitment fees paid	(185)	—
Change in secured borrowings (Note 12)	38,719	—
Proceeds from secured borrowings (with terms greater than 3 months)	6,550	—
Repayment of other borrowings	(50)	(81)
Net cash provided by (used in) financing activities	35,154	(107,914)
Effect of exchange rate changes on cash and restricted cash	(1)	24
Increase (decrease) in cash and restricted cash	33,860	24,576
Cash and restricted cash, beginning of period	96,244	61,814
Cash and restricted cash, end of period	$130,104	$86,390

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Condensed Consolidated Financial Statements—Business Overview, Recent Developments and Significant Accounting Policies
Business Overview
We are a diversified mortgage and real estate services business, providing both credit-related insurance coverage and other credit risk management solutions, as well as a broad array of mortgage and real estate services. We have two reportable business segments—Mortgage Insurance and Services.
Mortgage Insurance
Our Mortgage Insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, as well as other credit risk management solutions, to mortgage lending institutions nationwide. We provide our mortgage insurance products and services mainly through our wholly-owned subsidiary, Radian Guaranty. Private mortgage insurance plays an important role in the U.S. housing finance system because it promotes affordable home ownership and helps protect mortgage lenders, investors and other beneficiaries by mitigating default-related losses on residential mortgage loans. Generally, these loans are made to home buyers who make down payments of less than 20% of the purchase price for their home or, in the case of refinancings, have less than 20% equity in their homes. Private mortgage insurance also facilitates the sale of these low down payment loans in the secondary mortgage market, most of which are sold to the GSEs.
Our Mortgage Insurance segment currently offers primary mortgage insurance coverage on residential first-lien mortgage loans. Our total direct primary mortgage insurance RIF was $52.2 billion as of March 31, 2018.
The GSEs and state insurance regulators impose various capital and financial requirements on our insurance subsidiaries. These include Risk-to-capital, other risk-based capital measures and surplus requirements, as well as the PMIERs financial requirements discussed below. Failure to comply with these capital and financial requirements may limit the amount of insurance that our insurance subsidiaries may write or prohibit our insurance subsidiaries from writing insurance altogether. The GSEs and state insurance regulators also possess significant discretion with respect to our insurance subsidiaries and all aspects of their business. See Note 16 for additional regulatory information.
PMIERs. In order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. At March 31, 2018, Radian Guaranty is an approved mortgage insurer under the PMIERs and is in compliance with the PMIERs financial requirements.
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
The PMIERs financial requirements require that a mortgage insurer’s Available Assets meet or exceed its Minimum Required Assets. The GSEs may amend the PMIERs at any time, and they have broad discretion to interpret the requirements, which could impact the calculation of Radian Guaranty’s Available Assets and/or Minimum Required Assets. Further, the PMIERs specifically provide that the factors applied to determine a mortgage insurer’s Minimum Required Assets may be updated every two years following a minimum of 180 days’ notice, or more frequently, as determined by the GSEs. As previously announced, Radian Guaranty received, on a confidential basis, proposed changes to the PMIERs. Based on this information, which has been subject to comment by the private mortgage insurance industry, Radian expects to be able to fully comply with the proposed PMIERs and to maintain an excess of Available Assets over Minimum Required Assets under the PMIERs as of their effective date, which is expected to be no earlier than the end of 2018.
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

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Services
Our Services segment is primarily a fee-for-service business that offers a broad array of services to market participants across the mortgage and real estate value chain. These services comprise mortgage services, real estate services and title services that provide mortgage lenders, financial institutions, mortgage and real estate investors and government entities, among others, with information and other resources and services that are used to originate, evaluate, acquire, securitize, service and monitor residential real estate and loans secured by residential real estate.
Our mortgage services include transaction management services such as loan review, RMBS securitization and distressed asset reviews, servicer and loan surveillance and underwriting. Our real estate services include: REO asset management; review and valuation services related to single family rental properties; real estate valuation services and real estate brokerage services. Our title services include title search, title insurance, settlement and closing services.
2018 Developments
Capital and Liquidity Actions. On August 9, 2017, Radian Group’s board of directors renewed the Company’s share repurchase program, authorizing the Company to repurchase up to $50 million of its common stock. During the three months ended March 31, 2018, we purchased 531,013 shares at an average price of $18.84 per share, including commissions. At March 31, 2018, purchase authority of up to $40.0 million remained available under this program. Subsequent to March 31, 2018, we have purchased additional shares under this program. See Note 14 for additional information.
Restructuring and Other Exit Costs. Pretax restructuring charges of $0.6 million were recognized in the first quarter of 2018, including $0.5 million in cash expenses. These charges were a result of the Company’s 2017 plan to restructure the Services business. We expect to incur additional pretax charges of approximately $3.1 million under this plan, including approximately $2.5 million in cash payments. These remaining charges are expected to be recognized by December 31, 2018. The total estimated restructuring charges of approximately $3.7 million during 2018 are expected to consist of: (i) asset impairment charges of approximately $0.6 million; (ii) employee severance and benefit costs of approximately $0.9 million; (iii) facility and lease termination costs of approximately $1.6 million; and (iv) contract termination and other restructuring costs of approximately $0.6 million. See Notes 1 and 7 of Notes to Consolidated Financial Statements in our 2017 Form 10-K for additional information, including the events that led to the restructuring decision.
Developments subsequent to March 31, 2018. For information on events that occurred subsequent to March 31, 2018, including capital actions and the IRS Matter, see Notes 9 and 14, respectively.
Significant Accounting Policies
Basis of Presentation
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
The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for the fair statement of the financial position, results of operations, comprehensive income and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2017 Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. Certain prior period amounts have been reclassified to conform to current period presentation.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

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
Other Significant Accounting Policies
See Note 2 of Notes to Consolidated Financial Statements in our 2017 Form 10-K for information regarding other significant accounting policies. There have been no significant changes in our significant accounting policies from those discussed in our 2017 Form 10-K, other than described below, including in “—Revenues” and “—Recent Accounting Pronouncements—Accounting Standards Adopted during 2018.”
Revenue Recognition—Services
The FASB issued an update to the accounting standard regarding revenue recognition, Revenue from Contracts with Customers, which establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from our contracts with customers to provide services. We adopted this update effective January 1, 2018, using the modified retrospective approach. The principle of this update requires an entity to recognize revenue representing the transfer of services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those services, recognized as the performance obligations are satisfied.
The majority of our revenue-generating transactions are not subject to the new standard as this update did not change revenue recognition principles related to our investments and insurance products, which together represented the majority of our total revenue for the three months ending March 31, 2018 and are subject to other GAAP guidance discussed elsewhere within our disclosures. This update is primarily applicable to revenues from our Services segment. See “—Business Overview—Services” for information about the services we offer.
The table below represents the disaggregation of Services revenues by revenue type:

	Three Months Ended March 31,
(In thousands)	2018	2017
Services segment revenue
Mortgage Services (1)	$13,989	$18,371
Real Estate Services (1)	17,903	17,014
Title Services	2,274	4,704
Total (2)	$34,166	$40,089
______________________

(1)	2017 revenues include immaterial amounts of Services revenue related to services that we no longer offer as a result of restructuring our Services business.

(2)	Includes inter-segment revenues of $1.0 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively. See Note 3 for segment information.
Our Services segment revenues are recognized over time and measured each period based on the progress to date as services are performed and made available to customers. Our contracts with customers, including payment terms, are generally short-term in nature; therefore, any impact related to timing is immaterial. Revenue recognized related to services made available to customers and billed is reflected in accounts receivables. Revenue recognized related to services performed and not yet billed is recorded in unbilled receivables and reflected in other assets. We have no material bad-debt expense. The following represents balances related to Services contracts as of the dates indicated:

(In thousands)	March 31, 2018	December 31, 2017
Accounts Receivable - Services Contracts	$13,236	$17,391
Unbilled Receivables - Services Contracts	20,949	22,257
Deferred Revenues - Services Contracts	3,481	3,235

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Revenue expected to be recognized in any future period related to remaining performance obligations, such as contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, is not material.
Fee-for-Service Contracts
Generally, our contracts with our clients do not include minimum volume commitments and can be terminated at any time by our clients. Although some of our contracts and assignments are recurring in nature, and include repetitive monthly assignments, a significant portion of our engagements are transactional in nature and may be performed in connection with securitizations, loan sales, loan purchases or other transactions. Due to the transactional nature of our business, our Services segment revenues may fluctuate from period to period as transactions are commenced or completed. We do not recognize revenue or expense related to amounts advanced by us and subsequently reimbursed by clients for maintenance or repairs because we do not take control of the service prior to the client taking control. We record an expense if an advance is made that is not in accordance with a client contract and the client is not obligated to reimburse us.
Due to the nature of the services provided, our Services arrangements with customers may include any of the following three basic types of contracts:
Fixed-Price Contracts. We use fixed-price contracts in our real estate valuation and component services, our loan review, underwriting and due diligence services as well as our title and closing services. We also use fixed-price contracts in our surveillance business for our servicer oversight services and RMBS surveillance services, and in our asset management business activities. Under fixed-price contracts we agree to perform the specified services and deliverables for a pre-determined per-unit or per-file price or day rate. Each service qualifies as a separate performance obligation and revenue is recognized as the service performed is made available to the client.
Time-and-Expense Contracts. The Services segment also derives a portion of its revenue from professional service activities under time-and-expense contracts. In these types of contracts, we are paid a fixed hourly rate, and we are reimbursed for billable out-of-pocket expenses as work is performed. These contracts are used in our loan review, underwriting and due diligence services. Services revenue consisting of billed time fees and pass-through expenses is recorded over time and based on the progress to date as services are performed and made available to customers. Services revenue may also include expenses billed to clients, which includes travel and other out-of-pocket expenses, and other reimbursable expenses.
Percentage-of-Sale Contracts. Under percentage-of-sale contracts, we are paid a contractual percentage of the sale proceeds upon the sale of each property. These contracts are only used for a portion of our REO management services and our real estate brokerage services. In addition, through the use of our proprietary technology, property leads are sent to select clients. Revenue attributable to services provided under a percentage-of-sale contract is recognized over time and measured based on the progress to date and typically coincides with the client’s successful closing on the property. The revenue recognized for these transactions is based on a percentage of the sale.
In certain instances, fees are received at the time that an asset is assigned to Radian for management. These fees are recorded as deferred revenue and are recognized over time based on progress to date and the availability to customers.
Recent Accounting Pronouncements
Accounting Standards Adopted During 2018. In May 2014, the FASB issued an update to the accounting standard regarding revenue recognition. In July 2015, the FASB delayed the effective date for this updated standard for public companies to interim and annual periods beginning after December 15, 2017, and subsequently issued various clarifying updates. Our adoption of this standard, effective January 1, 2018, had no material impact on our financial statements. The disclosures required by this update are included above in “—Revenue Recognition—Services.”

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

In January 2016, the FASB issued an update that makes certain changes to the standard for the accounting of financial instruments. Among other things, the update requires: (i) equity investments to be measured at fair value with changes in fair value recognized in net income; (ii) the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset; and (iv) separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update also eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This update is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. In February 2018, the FASB issued technical corrections related to this update, which addresses common questions regarding the application and adoption of the new guidance and the subsequent amendments. As a result of adopting these updates, equity securities are no longer classified as available for sale securities and changes in fair value are recognized through earnings. Consequently, we recorded a cumulative effect adjustment to retained earnings from accumulated other comprehensive income representing unrealized losses related to equity securities in the amount of $0.2 million, net of tax. In addition, we elected to utilize net asset value as a practical expedient to measure certain other investments, which resulted in an increase to other invested assets with an offset to retained earnings in the amount of $2.3 million, net of tax. Our adoption of both these updates effective January 1, 2018 resulted in a net adjustment to retained earnings of $2.1 million. See Notes 4 and 5 for additional information.
In February 2018, the FASB issued an update to the accounting standard regarding income statement reporting of comprehensive income and reclassification of certain tax effects from accumulated other comprehensive income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. The provisions of this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, for reporting periods for which financial statements have not been available for issuance. We elected to early adopt this update effective January 1, 2018. As a result we recorded a reclassification adjustment from other comprehensive income to retained earnings in the amount of $2.7 million. See Note 9 for additional information regarding the TCJA.
Accounting Standards Not Yet Adopted.
In February 2016, the FASB issued an update that replaces the existing accounting and disclosure requirements for leases of property, plant and equipment. The update requires lessees to recognize, as of the lease commencement date, assets and liabilities for all leases with lease terms of more than 12 months, which is a change from the current GAAP requirement to recognize only capital leases on the balance sheet. Pursuant to the new standard, the liability initially recognized for the lease obligation is equal to the present value of the lease payments not yet made, discounted over the lease term at the implicit interest rate of the lease, if available, or otherwise at the lessee’s incremental borrowing rate. The lessee is also required to recognize an asset for its right to use the underlying asset for the lease term, based on the liability subject to certain adjustments, such as for initial direct costs. Leases are required to be classified as either operating or finance, with expense on operating leases recorded as a single lease cost on a straight-line basis. For finance leases, interest expense on the lease liability is required to be recognized separately from the straight-line amortization of the right-of-use asset. Quantitative disclosures are required for certain items, including the cost of leases, the weighted-average remaining lease term, the weighted-average discount rate and a maturity analysis of lease liabilities. Additional qualitative disclosures are also required regarding the nature of the leases, such as basis, terms and conditions of: (i) variable interest payments; (ii) extension and termination options; and (iii) residual value guarantees. This update is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted by applying the new guidance as of the beginning of the earliest comparative period presented, using a modified retrospective transition approach with certain optional practical expedients. We are currently evaluating the impact to our financial statements and future disclosures as a result of this update. See Note 13 of our 2017 Form 10-K for additional information about our leases.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

In June 2016, the FASB issued an update to the accounting standard regarding the measurement of credit losses on financial instruments. This update requires that financial assets measured at their amortized cost basis be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities are to be recorded through an allowance for credit losses, rather than a write-down of the asset, with the amount of the allowance limited to the amount by which fair value is less than amortized cost. This update is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This update is not applicable to credit losses associated with our mortgage insurance policies. We are currently evaluating the impact to our financial statements and future disclosures as a result of this update.
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
The calculation of basic and diluted net income per share was as follows:

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2018	2017
Net income—basic	$114,486	$76,472
Adjustment for dilutive Convertible Senior Notes due 2019, net of tax (1)	—	(215)
Net income—diluted	$114,486	$76,257

Average common shares outstanding—basic	215,967	214,925
Dilutive effect of Convertible Senior Notes due 2017	—	701
Dilutive effect of Convertible Senior Notes due 2019	—	1,854
Dilutive effect of share-based compensation arrangements (2)	3,916	4,017
Adjusted average common shares outstanding—diluted	219,883	221,497

Net income per share:

Basic	$0.53	$0.36

Diluted	$0.52	$0.34
______________________

(1)
As applicable, includes coupon interest, amortization of discount and fees, and other changes in income that would result from the assumed conversion. Included in the three months ended March 31, 2017 is a benefit related to our adjustment of estimated accrued expense to actual amounts, resulting from the January 2017 settlement of our obligations on the remaining Convertible Senior Notes due 2019.

(2)
The following number of shares of our common stock equivalents issued under our share-based compensation arrangements were not included in the calculation of diluted net income per share because they were anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2018	2017
Shares of common stock equivalents	170	445
3. Segment Reporting
We have two strategic business units that we manage separately—Mortgage Insurance and Services. Adjusted pretax operating income (loss) for each segment represents segment results on a standalone basis; therefore, inter-segment eliminations and reclassifications required for consolidated GAAP presentation have not been reflected.
We allocate to our Mortgage Insurance segment: (i) corporate expenses based on its forecasted annual percentage of total revenue, which approximates the estimated percentage of time spent on the Mortgage Insurance segment; (ii) all interest expense except for interest expense related to an intercompany note with terms consistent with the original issued amount of $300 million from the Senior Notes due 2019 that were used to fund our purchase of Clayton; and (iii) all corporate cash and investments.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

We allocate to our Services segment: (i) corporate expenses based on its forecasted annual percentage of total revenue, which approximates the estimated percentage of time spent on the Services segment and (ii) as noted above, allocated interest expense. No material corporate cash or investments are allocated to the Services segment. Inter-segment activities are recorded at market rates for segment reporting and eliminated in consolidation.
Contract underwriting activities are reported within our Services segment. We include underwriting-related expenses for mortgage insurance, based on a pro-rata volume of mortgage applications excluding third-party contract underwriting services, in our Mortgage Insurance segment’s other operating expenses before corporate allocations. We include underwriting-related expenses for third-party contract underwriting services, based on a pro-rata volume of mortgage applications, in our Services segment’s cost of services and other operating expenses before corporate allocations, as applicable.
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

(1)
Net gains (losses) on investments and other financial instruments. The recognition of realized investment gains or losses can vary significantly across periods as the activity is highly discretionary based on the timing of individual securities sales due to such factors as market opportunities, our tax and capital profile and overall market cycles. Unrealized investment gains and losses arise primarily from changes in the market value of our investments that are classified as trading or equity securities. These valuation adjustments may not necessarily result in realized economic gains or losses.

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

Summarized operating results for our segments for the periods indicated, are as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Mortgage Insurance
Net premiums written—insurance (1)	$237,980	$224,665
(Increase) decrease in unearned premiums	4,570	(2,865)
Net premiums earned—insurance	242,550	221,800
Net investment income	33,956	31,032
Other income	807	746
Total (2)	277,313	253,578

Provision for losses	37,391	47,232
Policy acquisition costs	7,117	6,729
Other operating expenses before corporate allocations	31,888	39,289
Total (3)	76,396	93,250
Adjusted pretax operating income before corporate allocations	200,917	160,328
Allocation of corporate operating expenses	18,577	14,186
Allocation of interest expense	10,629	11,509
Adjusted pretax operating income	$171,711	$134,633
______________________

(1)	Net of ceded premiums written under the QSR Transactions and the Single Premium QSR Transactions. See Note 7 for additional information.

(2)
Excludes net losses on investments and other financial instruments of $18.9 million for the three months ended March 31, 2018, and net losses on investments and other financial instruments of $2.9 million for the three months ended March 31, 2017, not included in adjusted pretax operating income.

(3)Includes inter-segment expenses as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Inter-segment expenses	$1,002	$2,062

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended March 31,
(In thousands)	2018	2017
Services
Services revenue (1)	$34,166	$40,089

Cost of services	23,270	28,690
Other operating expenses before corporate allocations	10,744	12,604
Restructuring and other exit costs (2)	525	—
Total	34,539	41,294
Adjusted pretax operating income (loss) before corporate allocations	(373)	(1,205)
Allocation of corporate operating expenses	2,784	3,718
Allocation of interest expense	4,451	4,429
Adjusted pretax operating income (loss)	$(7,608)	$(9,352)
______________________
(1)Includes inter-segment revenues as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Inter-segment revenues	$1,002	$2,062

(2)	Primarily includes employee severance and related benefit costs. Does not include impairment of long-lived assets, which is not a component of adjusted pretax operating income.
Selected balance sheet information for our segments, as of the periods indicated, is as follows:

	At March 31, 2018
(In thousands)	Mortgage Insurance	Services	Total
Total assets	$5,843,685	$166,564	$6,010,249

	At December 31, 2017
(In thousands)	Mortgage Insurance	Services	Total
Total assets	$5,733,918	$166,963	$5,900,881

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The reconciliation of adjusted pretax operating income to consolidated pretax income (loss) is as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Adjusted pretax operating income (loss):
Mortgage Insurance (1)	$171,711	$134,633
Services (1)	(7,608)	(9,352)
Total adjusted pretax operating income	164,103	125,281

Net losses on investments and other financial instruments	(18,887)	(2,851)
Loss on induced conversion and debt extinguishment	—	(4,456)
Acquisition-related expenses (2)	—	(8)
Amortization and impairment of other intangible assets	(2,748)	(3,296)
Impairment of other long-lived assets and loss from the sale of a business line (3)	(26)	—
Consolidated pretax income	$142,442	$114,670
______________________

(1)	Includes inter-segment expenses and revenues as listed in the notes to the preceding tables.

(2)	Acquisition-related expenses represent expenses incurred to effect the acquisition of a business, net of adjustments to accruals previously recorded for acquisition expenses.

(3)	Included within restructuring and other exit costs. See Note 1.
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
4. Fair Value of Financial Instruments
Available for sale securities, trading securities, equity securities and certain other assets are recorded at fair value. All changes in the fair value of trading securities, equity securities and certain other assets are included in our condensed consolidated statements of operations. All changes in the fair value of available for sale securities are recorded in accumulated other comprehensive income. As a result of our implementation of the update to the standard for the accounting of financial instruments, we elected to measure certain other investments using the net asset value as a practical expedient. See Note 1 “—Significant Accounting Policies—Recent Accounting Pronouncements—Accounting Standards Adopted During 2018” for additional information. There were no other changes to our fair value methodologies during the three months ended March 31, 2018.
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

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The level of market activity used to determine the fair value hierarchy is based on the availability of observable inputs market participants would use to price an asset or a liability, including market value price observations. We provide a qualitative description of the valuation techniques and inputs used for recurring and non-recurring fair value measurements in our audited financial statements and notes thereto included in our 2017 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2017              Form 10-K.
The following is a list of assets that are measured at fair value by hierarchy level as of March 31, 2018:

(In thousands)	Level I	Level II	Total
Assets at Fair Value
Investment Portfolio:
U.S. government and agency securities	$154,347	$7,890	$162,237
State and municipal obligations	—	372,465	372,465
Money market instruments	144,207	—	144,207
Corporate bonds and notes	—	2,298,885	2,298,885
RMBS	—	254,124	254,124
CMBS	—	520,468	520,468
Other ABS	—	736,518	736,518
Foreign government and agency securities	—	36,576	36,576
Equity securities	136,159	1,882	138,041
Other investments (1)	—	45,774	45,774
Total Investments at Fair Value (2)	434,713	4,274,582	4,709,295	(3)
Total Assets at Fair Value	$434,713	$4,274,582	$4,709,295	(3)
______________________

(1)	Comprising short-term certificates of deposit and commercial paper.

(2)
Does not include certain other invested assets ($3.3 million), primarily invested in limited partnership investments valued using the net asset value as a practical expedient. Includes cash collateral held under securities lending agreements ($39.1 million) reinvested in money market instruments.

(3)
Includes $44.4 million of securities loaned to third-party Borrowers under securities lending agreements, classified as other assets in our consolidated balance sheets. See Note 5 for more information.

Glossary
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

(3)
Includes $28.0 million of securities loaned to third-party Borrowers under securities lending agreements, classified as other assets in our consolidated balance sheets. See Note 5 for more information.

There were no Level III assets measured at fair value at March 31, 2018 or December 31, 2017, and no Level III liabilities. There were no investment transfers between Level I, Level II or Level III for the three months ended March 31, 2018 and 2017.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value in our condensed consolidated balance sheets were as follows as of the dates indicated:

	March 31, 2018		December 31, 2017
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Other invested assets (1)	$—	$—	$334	$3,226
Liabilities:
Senior notes	1,027,875	1,056,437	1,027,074	1,093,934
______________________

(1)	As a result of implementing the update to the standard for the accounting of financial instruments effective January 1, 2018, other invested assets are no longer carried at amortized cost.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

5. Investments
Available for Sale Securities
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	March 31, 2018
(In thousands)	Amortized Cost	Fair Value		Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$65,278	$63,656	(1)	$—	$1,622
State and municipal obligations	157,176	159,329		3,882	1,729
Corporate bonds and notes	1,910,482	1,881,117		10,525	39,890
RMBS	233,144	228,040	(2)	128	5,232
CMBS	476,601	470,834		1,085	6,852
Other ABS	736,967	736,518		1,819	2,268
Foreign government and agency securities	32,412	32,396		257	273
Total fixed-maturities available for sale	$3,612,060	$3,571,890	(3)	$17,696	$57,866
______________________

(1)	Includes securities with a fair value of $4.8 million serving as collateral for FHLB advances.

(2)	Includes securities with a fair value of $23.3 million serving as collateral for FHLB advances.

(3)
Includes $17.2 million of fixed maturity securities loaned to third-party Borrowers under securities lending agreements, classified as other assets in our condensed consolidated balance sheets, as further described below.

	December 31, 2017
(In thousands)	Amortized Cost	Fair Value		Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$69,667	$69,396		$96	$367
State and municipal obligations	156,587	161,722		5,834	699
Corporate bonds and notes	1,869,318	1,894,886		33,620	8,052
RMBS	189,455	187,229		636	2,862
CMBS	451,595	453,394		3,409	1,610
Other ABS	672,715	674,548		2,655	822
Foreign government and agency securities	31,417	32,207		823	33
Total fixed-maturities available for sale	3,440,754	3,473,382	(1)	47,073	14,445
Equity securities available for sale (2)	176,349	176,065	(1)	1,705	1,989
Total debt and equity securities	$3,617,103	$3,649,447		$48,778	$16,434
______________________

(1)
Includes $14.7 million of fixed maturity securities and $13.2 million of equity securities loaned to third-party Borrowers under securities lending agreements, classified as other assets in our condensed consolidated balance sheets, as further described below.

(2)	Primarily consists of investments in fixed-income and equity exchange-traded funds and publicly-traded business development company equities.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Gross Unrealized Losses and Fair Value of Available for Sale Securities
For securities deemed “available for sale” and that are in an unrealized loss position, the following tables show the gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of March 31, 2018 and December 31, 2017, are loaned securities under securities lending agreements that are classified as other assets in our condensed consolidated balance sheets, as further described below.

	March 31, 2018
($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	7	$41,246	$1,116	3	$9,520	$506	10	$50,766	$1,622
State and municipal obligations	28	79,897	1,729	—	—	—	28	79,897	1,729
Corporate bonds and notes	344	1,348,488	32,623	28	127,265	7,267	372	1,475,753	39,890
RMBS	20	112,041	1,606	27	79,087	3,626	47	191,128	5,232
CMBS	67	375,353	6,592	5	2,814	260	72	378,167	6,852
Other ABS	127	439,883	2,228	5	4,649	40	132	444,532	2,268
Foreign government and agency securities	19	20,800	273	—	—	—	19	20,800	273
Total	612	$2,417,708	$46,167	68	$223,335	$11,699	680	$2,641,043	$57,866

	December 31, 2017
($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	6	$23,309	$129	3	$9,799	$238	9	$33,108	$367
State and municipal obligations	21	65,898	699	—	—	—	21	65,898	699
Corporate bonds and notes	152	672,318	4,601	32	139,105	3,451	184	811,423	8,052
RMBS	8	19,943	204	26	101,812	2,658	34	121,755	2,862
CMBS	35	139,353	1,395	4	3,518	215	39	142,871	1,610
Other ABS	92	260,864	777	7	8,297	45	99	269,161	822
Foreign government and agency securities	5	7,397	33	—	—	—	5	7,397	33
Equity securities	13	149,785	1,989	—	—	—	13	149,785	1,989
Total	332	$1,338,867	$9,827	72	$262,531	$6,607	404	$1,601,398	$16,434

Glossary
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
During the three months ended March 31, 2018, we recorded other-than-temporary impairment losses in earnings of $0.9 million due to our intent to sell certain corporate and state and municipal bonds at a loss. For the year ended December 31, 2017, we recorded other-than-temporary impairment losses in earnings of $1.4 million. These losses comprised $0.4 million recorded due to our intent to sell certain corporate bonds at a loss and $1.0 million recorded due to credit deterioration, which included $0.5 million related to a convertible note of a non-public company issuer included in debt securities and $0.5 million related to a privately-placed equity security. There were no credit-related impairment losses recognized in accumulated other comprehensive income (loss) during the three months ended March 31, 2018 or year ended December 31, 2017.
Although we held securities in an unrealized loss position as of March 31, 2018, we did not consider those securities to be other-than-temporarily impaired as of such date. For all investment categories, the unrealized losses of 12 months or greater duration as of March 31, 2018 were generally caused by interest rate or credit spread movements since the purchase date, and as such, we expect the present value of cash flows to be collected from these securities to be sufficient to recover the amortized cost basis of these securities. As of March 31, 2018, we did not have the intent to sell any debt securities in an unrealized loss position, and we determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis, which may be at maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at March 31, 2018.
Trading Securities
The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

(In thousands)	March 31, 2018	December 31, 2017
Trading securities:
State and municipal obligations	$203,188	$214,841
Corporate bonds and notes	280,323	307,271
RMBS	26,084	29,520
CMBS	49,634	50,561
Foreign government and agency securities	4,180	4,241
Total (1)	$563,409	$606,434
______________________

(1)	Includes a de minimis amount of loaned securities under securities lending agreements that are classified as other assets in our consolidated balance sheets, as further described below.
For trading securities held at March 31, 2018, we had net unrealized losses associated with those securities of $11.4 million during the three months ended March 31, 2018, compared to net unrealized gains of $3.5 million for the three months ended March 31, 2017. For equity securities held at March 31, 2018, we had net losses of $1.8 million during the three months ended March 31, 2018. Prior to the implementation of the update to the standard for the accounting of financial instruments effective January 1, 2018, the unrealized losses associated with equity securities were classified in accumulated other comprehensive income.
For the three months ended March 31, 2018, we did not transfer any securities from the available for sale or trading categories.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Securities Lending Agreements
During the third quarter of 2017, we commenced participation in a securities lending program whereby we loan certain securities in our investment portfolio to Borrowers for short periods of time. These securities lending agreements are collateralized financing arrangements whereby we transfer securities to third parties through an intermediary in exchange for cash or other securities. In all of our securities lending agreements, the securities we transfer to Borrowers (loaned securities) may be transferred or loaned by the Borrowers; however, we maintain effective control over all loaned securities, including: (i) retaining ownership of the securities; (ii) receiving the related investment or other income; and (iii) having the right to request the return of the loaned securities at any time. Although we report such securities at fair value within other assets in our condensed consolidated balance sheets, the detailed information regarding investments provided in this Note includes these securities.
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
Key components of our securities lending agreements at March 31, 2018 and December 31, 2017 consisted of the following:

(In thousands)	March 31, 2018	December 31, 2017
Loaned securities (1):
U.S. government and agency securities	$975	$—
Corporate bonds and notes	15,508	13,862
Foreign government and agency securities	904	867
Equity securities	27,009	13,235
Total loaned securities, at fair value	$44,396	$27,964

Total loaned securities, at amortized cost	$45,266	$27,846
Securities collateral on deposit from Borrowers (2)	6,345	9,342
Reinvested cash collateral, at estimated fair value (3)	39,077	19,357
______________________

(1)
Our securities loaned under securities lending agreements are reported at fair value within other assets in our condensed consolidated balance sheets. All of our securities lending agreements are classified as overnight and revolving. None of the amounts are subject to offsetting.

(2)
Securities collateral on deposit with us from Borrowers may not be transferred or re-pledged unless the Borrower is in default, and is therefore not reflected in our condensed consolidated financial statements.

(3)
All cash collateral received has been reinvested in accordance with the securities lending agreements and is included in short-term investments in our condensed consolidated balance sheets. Amounts payable on the return of cash collateral under securities lending agreements are included within other liabilities in our condensed consolidated balance sheets.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Net Gains (Losses) on Investments and Other Financial Instruments
Net realized and unrealized gains (losses) on investments and other financial instruments consisted of:

	Three Months Ended March 31,
(In thousands)	2018	2017
Net realized gains (losses):
Fixed-maturities available for sale	$(3,120)	$(2,509)
Equity securities	142	—
Trading securities	(538)	(5,694)
Short-term investments	—	6
Other invested assets	62	—
Other gains (losses)	12	18
Net realized gains (losses) on investments	(3,442)	(8,179)
Other-than-temporary impairment losses	(844)	—
Unrealized gains (losses) on investment securities (1)	(12,804)	5,226
Total net gains (losses) on investments	(17,090)	(2,953)
Net gains (losses) on other financial instruments	(1,797)	102
Net gains (losses) on investments and other financial instruments	$(18,887)	$(2,851)
______________________

(1)
These amounts include unrealized gains (losses) on investment securities other than securities available for sale. For the three months ended March 31, 2017, the amount excludes the net change in unrealized gains and losses on equity securities. Prior to the implementation of the update to the standard for the accounting of financial instruments effective January 1, 2018, the unrealized losses associated with equity securities were classified in accumulated other comprehensive income.

Contractual Maturities
The contractual maturities of fixed-maturity investments available for sale were as follows:

	March 31, 2018
	Available for Sale
(In thousands)	Amortized Cost	Fair Value
Due in one year or less (1)	$35,241	$35,146
Due after one year through five years (1)	745,894	735,622
Due after five years through 10 years (1)	1,016,043	989,756
Due after 10 years (1)	368,170	375,974
RMBS (2)	233,144	228,040
CMBS (2)	476,601	470,834
Other ABS (2)	736,967	736,518
Total (3)	$3,612,060	$3,571,890
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS and Other ABS are shown separately, as they are not due at a single maturity date.

(3)	Includes securities loaned under securities lending agreements.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Other
At March 31, 2018, Radian had an aggregate amount of $28.1 million of U.S. government and agency securities and RMBS, classified as fixed-maturities available for sale within our investment securities portfolio, serving as collateral for our FHLB advances. There were no FHLB advances outstanding at December 31, 2017. See Note 12 for additional information.
Securities on deposit with various state insurance commissioners amounted to $14.9 million and $11.8 million at March 31, 2018 and December 31, 2017, respectively.
6. Goodwill and Other Intangible Assets, Net
All of our goodwill and other intangible assets relate to our Services segment. The following table shows the changes in the carrying amount of goodwill for the year-to-date periods ended March 31, 2018 and December 31, 2017:

(In thousands)	Goodwill	Accumulated Impairment Losses	Net
Balance at December 31, 2016	$197,265	$(2,095)	$195,170
Goodwill acquired	126	—	126
Impairment losses	—	(184,374)	(184,374)
Balance at December 31, 2017	197,391	(186,469)	10,922
Goodwill acquired	—	—	—
Impairment losses	—	—	—
Balance at March 31, 2018	$197,391	$(186,469)	$10,922
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
For additional information on our accounting policies for goodwill and other intangible assets, see Note 2 of Notes to Consolidated Financial Statements in our 2017 Form 10-K.
Other Intangible Assets
The following is a summary of the gross and net carrying amounts and accumulated amortization of our other intangible assets as of the periods indicated:

	March 31, 2018
(In thousands)	Original Amount Acquired	Accumulated Amortization and Impairment	Net Carrying Amount
Client relationships (1)	$82,530	$(43,254)	$39,276
Technology (2)	15,250	(9,457)	5,793
Trade name and trademarks	8,340	(3,218)	5,122
Client backlog	6,680	(6,343)	337
Non-competition agreements	185	(170)	15
Total	$112,985	$(62,442)	$50,543

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	December 31, 2017
(In thousands)	Original Amount Acquired	Accumulated Amortization	Net Carrying Amount
Client relationships (1)	$82,530	$(41,596)	$40,934
Technology (2)	15,250	(8,922)	6,328
Trade name and trademarks	8,340	(3,003)	5,337
Client backlog	6,680	(6,006)	674
Non-competition agreements	185	(168)	17
Total	$112,985	$(59,695)	$53,290
______________________

(1)	Includes an impairment charge of $14.9 million in the quarter ended June 30, 2017.

(2)	Includes an impairment charge of $0.9 million in the quarter ended June 30, 2017.
The estimated aggregate amortization expense for the remainder of 2018 and thereafter is as follows (in thousands):

2018	$7,569
2019	8,790
2020	7,412
2021	5,833
2022	5,081
2023	4,428
Thereafter	11,430
Total	$50,543
Generally, for tax purposes, substantially all of our goodwill and other intangible assets are deductible and will be amortized over a period of 15 years from acquisition.
7. Reinsurance
The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Net premiums written—insurance:
Direct	$257,911	$239,645
Ceded (1)	(19,931)	(14,980)
Net premiums written—insurance	$237,980	$224,665
Net premiums earned—insurance:
Direct	$258,743	$236,062
Assumed	6	7
Ceded (1)	(16,199)	(14,269)
Net premiums earned—insurance	$242,550	$221,800
______________________

(1)	Net of profit commission.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Single Premium QSR Transactions
In the first quarter of 2016, Radian Guaranty entered into the 2016 Single Premium QSR Transaction with a panel of third-party reinsurers. Effective December 31, 2017, we amended the 2016 Single Premium QSR Transaction to increase the amount of ceded risk on performing loans under the agreement from 35% to 65% for the 2015 through 2017 vintages. As of the effective date, the result of this amendment increases the amount of risk ceded on Single Premium Policies, including for the purposes of calculating any future ceding commissions and profit commissions that Radian Guaranty will earn. It will also increase the future amounts of our ceded premiums and ceded losses. As of January 1, 2018, Radian Guaranty is no longer ceding NIW under this transaction. RIF ceded under the 2016 Single Premium QSR Transaction was $6.8 billion and $3.9 billion as of March 31, 2018 and 2017, respectively.
In October 2017, we entered into the 2018 Single Premium QSR Transaction with a panel of third-party reinsurers. Under the 2018 Single Premium QSR Transaction, we expect to cede 65% of our Single Premium NIW beginning with the business written in January 2018, subject to certain conditions that may affect the amount ceded. RIF ceded under the 2018 Single Premium QSR Transaction was $0.4 billion as of March 31, 2018.
QSR Transactions
In 2012, Radian Guaranty entered into the QSR Transactions with a third-party reinsurance provider. Radian Guaranty has ceded the maximum amount permitted under the QSR Transactions and is no longer ceding NIW under these transactions. RIF ceded under the QSR Transactions was $1.1 billion and $1.5 billion as of March 31, 2018 and 2017, respectively.
See Note 8 of Notes to Consolidated Financial Statements in our 2017 Form 10-K for more information about our reinsurance transactions.
The following tables show the amounts related to the Single Premium QSR Transactions and the QSR Transactions for the periods indicated:

	Single Premium QSR Transactions
	Three Months Ended March 31,
(In thousands)	2018	2017
Ceded premiums written (1)	$15,791	$8,960
Ceded premiums earned (1)	10,377	5,859
Ceding commissions written	6,621	3,712
Ceding commissions earned (2)	5,268	2,937
Ceded losses	900	573

	QSR Transactions
	Three Months Ended March 31,
(In thousands)	2018	2017
Ceded premiums written (1)	$3,931	$5,457
Ceded premiums earned (1)	5,612	7,834
Ceding commissions written	1,128	1,559
Ceding commissions earned (2)	3,548	3,894
Ceded losses	246	570
______________________

(1)	Net of profit commission.

(2)	Includes amounts reported in policy acquisition costs and other operating expenses.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

8. Other Assets
The following table shows the components of other assets as of the dates indicated:

(In thousands)	March 31, 2018	December 31, 2017
Deposit with the IRS (Note 9)	$88,557	$88,557
Property and equipment (1)	87,332	87,042
Corporate-owned life insurance	84,622	85,862
Loaned securities	44,396	27,964
Accrued investment income	33,542	31,389
Unbilled receivables	20,949	22,257
Deferred policy acquisition costs	16,026	16,987
Reinsurance recoverables	12,587	8,492
Other	38,762	39,299
Total other assets	$426,773	$407,849
______________________

(1)
Property and equipment at cost, less accumulated depreciation of $112.1 million and $106.0 million at March 31, 2018 and December 31, 2017, respectively. Depreciation expense was $4.7 million and $4.1 million for the three-month periods ended March 31, 2018 and 2017, respectively.

9. Income Taxes
For additional information on our income taxes, including our accounting policies and the TCJA, see Notes 1 and 10 of Notes to Consolidated Financial Statements in our 2017 Form 10-K.
Because the TCJA was passed late in the fourth quarter of 2017 and ongoing guidance and accounting interpretation is expected throughout 2018, as of December 31, 2017, we made provisional estimates for the effects of the TCJA in accordance with SAB 118. These provisional estimates primarily related to NOLs, loss reserves, tax depreciation, share-based compensation and state taxes. We expect to complete our analysis of all deferred tax balances by December 2018. As of March 31, 2018, we have not recorded any measurement period adjustments in accordance with SAB 118 to change our provisional amounts that were recorded as of December 31, 2017.
As of March 31, 2018, for federal income tax purposes and before any consideration of the impact of our potential IRS Settlement, we have generated certain tax attributes, including approximately $8.4 million of federal NOL carryforwards. We currently expect to utilize the majority of our federal NOL carryforwards during 2018, and the remainder before their expiration. Approximately $2.3 million of our federal NOL carryforwards were received as part of the acquisition of EnTitle Direct and, as such, their annual utilization amount is limited. However, we still expect to fully utilize these NOLs prior to their expiration in tax years 2027 through 2037. We also have research and development tax credit carryforwards of $6.8 million that, if not utilized, will expire during tax years 2031 through 2038. Additionally, we had approximately $57.1 million of AMT credit carryforwards, which are expected to be fully utilized or refunded in the near term.
We are required to establish a valuation allowance against our deferred tax assets when it is more likely than not that all or some portion of our deferred tax assets will not be realized. At each balance sheet date, we assess our need for a valuation allowance and our assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our deferred tax assets will be realized in future periods. In making this assessment as of March 31, 2018, we determined that certain of our subsidiaries within Radian may continue to generate taxable losses on a separate company basis in the near term and may not be able to fully utilize certain of their state and local NOLs on their state and local tax returns. As of March 31, 2018, our valuation allowance is $64.4 million, which relates primarily to these separate company NOLs and other state tax timing adjustments.

Glossary
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
We attempted to reach a compromised settlement with the Internal Revenue Service Office of Appeals, but in September 2014 we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties of $157 million. The Deficiency Amount has not been reduced to reflect our NOL carryback ability. On December 3, 2014, we petitioned the U.S. Tax Court to litigate the Deficiency Amount. On September 1, 2015, we received a notice that the case had been scheduled for trial. However, the parties jointly filed, and the U.S. Tax Court approved, motions for continuance in this matter to postpone the trial date. Also, in February 2016, the U.S. Tax Court approved a joint motion to consolidate for trial, briefing and opinion our case with a similar case involving MGIC Investment Corporation. During 2016, we held several meetings with the IRS in an attempt to reach a settlement on the issues presented in our dispute. In October 2017, the parties informed the U.S. Tax Court that they believed they had reached agreement in principle on all issues in the dispute. In November 2017, as required by law, the agreement was reported to the JCT for review.
In April 2018, we were notified that the JCT had no objection to the terms of the settlement agreement and that the IRS is working toward finalizing the settlement, which we now expect to occur within the next several months. While the expected impact of the final settlement will reduce our available holding company liquidity by approximately $35 million, during the second quarter of 2018 we expect to recognize a net positive impact to tax expense of approximately $30 million. This estimated benefit is primarily related to the lower than expected interest accrued on the tax deficiency and the impact of the remeasurement of our deferred taxes due to the enactment of the TCJA during the fourth quarter of 2017. This estimated benefit amount does not include any potential related benefit from the impact on our state or local uncertain tax positions. However, over the next twelve months, it is reasonably possible that we could record a material reduction to these liabilities for unrecognized tax benefits.
We expect to complete the IRS settlement in the coming months. However, if the settlement is not completed, then the ongoing litigation could take several years to resolve and may result in substantial legal expenses. We can provide no assurance regarding the outcome of any such litigation or whether a settlement with the IRS will ultimately be reached. If we are unable to complete the settlement, or the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a materially different impact than we currently expect on our effective tax rate, results of operations and cash flows.
10. Losses and Loss Adjustment Expense
Our reserve for losses and LAE, at the end of each period indicated, consisted of:

(In thousands)	March 31, 2018	December 31, 2017
Mortgage insurance loss reserves	$485,192	$507,588
Services loss reserves (1)	3,464	—
Total reserve for losses and LAE	$488,656	$507,588
______________________

(1)
This full amount is included in the reinsurance recoverables reported in other assets in our condensed consolidated balance sheet, and relates to the acquisition of EnTitle Direct, completed on March 27, 2018.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table shows our mortgage insurance reserve for losses and LAE by category at the end of each period indicated:

(In thousands)	March 31, 2018	December 31, 2017
Reserves for losses by category:
Prime	$274,595	$285,022
Alt-A and A minus and below	158,612	170,873
IBNR and other	17,164	16,021
LAE	13,440	13,349
Reinsurance recoverable (1)	8,953	8,315
Total primary reserves	472,764	493,580
Pool	11,387	12,794
IBNR and other	226	278
LAE	319	356
Reinsurance recoverable (1)	20	35
Total pool reserves	11,952	13,463
Total First-lien reserves	484,716	507,043
Other (2)	476	545
Total reserve for losses	$485,192	$507,588
______________________

(1)	Represents ceded losses on captive reinsurance transactions, the QSR Transactions and the Single Premium QSR Transactions.

(2)	Does not include our Second-lien premium deficiency reserve that is included in other liabilities.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table presents information relating to our mortgage insurance reserve for losses, including our IBNR reserve and LAE but excluding our Second-lien premium deficiency reserve, for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2018	2017
Balance at beginning of period	$507,588	$760,269
Less: Reinsurance recoverables (1)	8,350	6,851
Balance at beginning of period, net of reinsurance recoverables	499,238	753,418
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	36,516	51,447
Prior years	391	(4,316)
Total incurred	36,907	47,131
Deduct: Paid claims and LAE related to:
Current year (2)	226	42
Prior years	59,700	82,046
Total paid	59,926	82,088
Balance at end of period, net of reinsurance recoverables	476,219	718,461
Add: Reinsurance recoverables (1)	8,973	7,708
Balance at end of period	$485,192	$726,169
______________________

(1)	Related to ceded losses recoverable, if any, on captive reinsurance transactions, the QSR Transactions and the Single Premium QSR Transactions. See Note 7 for additional information.

(2)
Related to underlying defaulted loans with a most recent default notice dated in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

Reserve Activity
First Quarter 2018 Activity
Our mortgage insurance loss reserves at March 31, 2018 declined as compared to December 31, 2017, primarily as a result of the amount of paid claims continuing to outpace losses incurred related to new default notices reported in the current year. Reserves established for new default notices were the primary driver of our total incurred loss for the three months ended March 31, 2018, and they were primarily impacted by the number of new primary default notices received in the period and our related gross Default to Claim Rate assumption applied to those new defaults, which, except as discussed below for FEMA Designated Areas associated with Hurricanes Harvey and Irma, was approximately 9% for the three months ended March 31, 2018. This assumed rate reflects seasonal patterns as well as a continuation of a general improvement in cure rates. Historically, new defaults reported in the first quarter have cured at higher rates than subsequent quarters, and we considered this pattern in developing the estimate for the quarter. The net effect of changes in reserve estimates for defaults reported in prior years was not material for the three months ended March 31, 2018.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

During the third quarter of 2017, Hurricanes Harvey and Irma caused extensive property damage to areas of Texas, Florida and Georgia, as well as other general disruptions including power outages and flooding. At March 31, 2018 and December 31, 2017, our total primary mortgage insurance exposure to mortgages in counties affected by these storms and subsequently designated as FEMA Designated Areas was approximately $4.7 billion and $4.6 billion of RIF, respectively, on approximately $17.9 billion and $17.4 billion of IIF, respectively. This exposure represents approximately 9% of our primary RIF as of both March 31, 2018 and December 31, 2017. Although the mortgage insurance we write protects the lenders from a portion of losses resulting from loan defaults, it does not provide protection against property loss or physical damage. Our Master Policies contain an exclusion against physical damage, including damage caused by floods or other natural disasters. Depending on the policy form and circumstances, we may, among other things, deduct the cost to repair or remedy physical damage above a de minimis amount from a claim payment and/or, under certain circumstances, deny a claim where (i) the property underlying a mortgage in default is subject to unrestored physical damage or (ii) the physical damage is deemed to be the principal cause of default.
While we observed an increase in new primary defaults from FEMA Designated Areas associated with Hurricanes Harvey and Irma following those two natural disasters, we expect most of these to cure by the end of 2018, and at higher cure rates than the rates of our general population of defaults. We therefore assigned a 3% Default to Claim Rate assumption to the new primary defaults from FEMA Designated Areas associated with Hurricanes Harvey and Irma that were reported subsequent to those two natural disasters and through February 2018. These incremental defaults did not have a material impact on our provision for losses as of March 31, 2018 or December 31, 2017. However, the future reserve impact may be affected by various factors, including the pace of economic recovery in the FEMA Designated Areas.
Total claims paid decreased for the three months ended March 31, 2018, compared to the same period in 2017, consistent with the ongoing decline in the outstanding default inventory.
First Quarter 2017 Activity
Our mortgage insurance loss reserves at March 31, 2017 declined as compared to December 31, 2016, primarily as a result of the amount of paid claims outpacing losses incurred related to new default notices reported in the current year. Reserves established for new default notices were the primary driver of our total incurred loss for the three months ended March 31, 2017, and they were primarily impacted by the number of new primary default notices received in the period and our related gross Default to Claim Rate assumption applied to those new defaults, which was 11.5% as of March 31, 2017. The provision for losses during the first three months of 2017 was positively impacted by favorable reserve development on prior year defaults, which was primarily driven by a reduction during the period in certain Default to Claim Rate assumptions for these prior year defaults compared to those used at December 31, 2016. The reductions in Default to Claim Rate assumptions primarily resulted from observed trends, including higher Cures than were previously estimated. The positive development in prior year defaults was partially offset by a decrease in estimated rates of future Loss Mitigation Activities compared to those used at December 31, 2016.
Total claims paid decreased for the three months ended March 31, 2017, compared to the same period in 2016, consistent with the ongoing decline in the outstanding default inventory.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Reserve Assumptions
Default to Claim Rate
Our aggregate weighted-average Default to Claim Rate assumption (net of Claim Denials and Rescissions) used in estimating our primary reserve for losses was 33% at March 31, 2018, compared to 31% at December 31, 2017. The increase in our Default to Claim Rate in the first three months of 2018 primarily resulted from a decrease in the proportion of defaults that have missed three payments or less, which generally have a lower assumed net Default to Claim Rate. This decrease in the proportion of defaults that missed three payments or less was partially offset by: (i) the lower Default to Claim Rate of 3% on new primary defaults in FEMA Designated Areas associated with Hurricanes Harvey and Irma subsequent to those two natural disasters through February 2018 and (ii) a decrease in the assumed gross Default to Claim Rate for new primary defaults that were not located in FEMA Designated Areas associated with Hurricanes Harvey and Irma, from 10.0% at December 31, 2017 to approximately 9% for the three months ended March 31, 2018. As of March 31, 2018, with the exception of new primary defaults in FEMA Designated Areas associated with Hurricanes Harvey and Irma, our gross Default to Claim Rate assumptions on our primary portfolio ranged from approximately 9% for new defaults, up to 68% for defaults not in foreclosure stage, and 75% for Foreclosure Stage Defaults. Our Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans grouped according to the period in which the default occurred, as measured by the progress toward foreclosure sale and the number of months in default. Our estimate of expected Rescissions and Claim Denials (net of expected Reinstatements) embedded in our estimated Default to Claim Rate is generally based on our recent experience. Consideration is also given to any differences in characteristics between those rescinded policies and denied claims and the loans remaining in our defaulted inventory, as well as the estimated impact of the BofA Settlement Agreement.
Loss Mitigation
Although our estimates of future Loss Mitigation Activities have been declining, they remain elevated compared to levels experienced before 2009. The elevated levels of our rate of Rescissions, Claim Denials and Claim Curtailments have significantly reduced our paid losses and have resulted in a reduction in our loss reserve. Our estimate of net future Loss Mitigation Activities reduced our loss reserves as of March 31, 2018 and December 31, 2017 by approximately $19 million and $21 million, respectively. The amount of estimated Loss Mitigation Activities incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of Rescissions, Claim Denials and Claim Curtailments on future claims, but also the volume and attributes of our defaulted insured loans, our estimated Default to Claim Rate and our estimated Claim Severity, among other assumptions.
As our Legacy Portfolio has become a smaller percentage of our overall insured portfolio, we have undertaken a reduced amount of Loss Mitigation Activity with respect to the claims we receive, and we expect this trend to continue. As a result, our future Loss Mitigation Activity is not expected to mitigate our paid losses to the same extent as in recent years.
Our reported Rescission, Claim Denial and Claim Curtailment activity in any given period is subject to challenge by our lender and servicer customers. We expect that a portion of previous Rescissions will be reinstated and previous Claim Denials will be resubmitted with the required documentation and ultimately paid; therefore, we have incorporated this expectation into our IBNR reserve estimate. Our IBNR reserve estimate of $9.1 million and $10.4 million at March 31, 2018 and December 31, 2017, respectively, includes reserves for this activity.
We also accrue for the premiums that we expect to refund to our lender customers in connection with our estimated Rescissions.
11. Senior Notes
The carrying value of our senior notes at March 31, 2018 and December 31, 2017 was as follows:

(In thousands)		March 31, 2018	December 31, 2017
5.500%	Senior Notes due 2019	$157,804	$157,636
5.250%	Senior Notes due 2020	232,053	231,834
7.000%	Senior Notes due 2021	195,322	195,146
4.500%	Senior Notes due 2024	442,696	442,458
	Total Senior Notes	$1,027,875	$1,027,074

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

12. Other Liabilities
The following table shows the components of other liabilities as of the dates indicated:

(In thousands)	March 31, 2018	December 31, 2017
Current federal income taxes	$133,500	$96,740
Deferred ceding commission	89,710	89,907
Amount payable on the return of cash collateral under securities lending agreements	39,077	19,357
Accrued compensation	32,069	67,687
FHLB advances	25,550	—
Other	92,887	80,154
Total other liabilities	$412,793	$353,845
FHLB Advances
In August 2016, Radian Guaranty and Radian Reinsurance became members of the FHLB. As members, they may borrow from the FHLB, subject to certain conditions, which include the need to post collateral and the requirement to maintain a minimum investment in FHLB stock, in part depending on the level of their outstanding FHLB advances. These FHLB advances may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments.
As of March 31, 2018, we had $25.6 million of fixed-rate advances outstanding with a weighted average interest rate of 2.08%. Interest on the FHLB advances is payable quarterly, or at maturity if the term of the advance is less than 90 days. As of March 31, 2018, $19.0 million of the FHLB advances mature in 2018 and $6.6 million mature in 2019. Principal is due at maturity. For obligations with maturities greater than or equal to 90 days, we may prepay the debt at any time, subject to a prepayment fee calculation.
The FHLB advances are required to be collateralized by eligible assets whose market value must be maintained at a minimum of approximately 103% to 105% of the principal balance of the FHLB advances, based on the eligible collateral we have provided at March 31, 2018, which consisted of an aggregate amount of $28.1 million in U.S. government and agency securities and RMBS from fixed-maturities available for sale within our investment securities portfolio.
Amount Payable on the Return of Cash Collateral under Securities Lending Agreements
We participate in a securities lending program whereby we loan certain securities in our investment portfolio to Borrowers for short periods of time. These securities lending agreements, whereby we transfer securities to third parties through an intermediary in exchange for cash or other securities, are considered collateralized financing arrangements. Amounts payable on the return of cash collateral under securities lending agreements are classified as other liabilities in our condensed consolidated balance sheets. See Note 5 for additional information.
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
The credit facility contains customary representations, warranties, covenants, terms and conditions. Our ability to borrow under the credit facility is conditioned on the satisfaction of certain financial and other covenants, including covenants related to minimum net worth and statutory surplus, a maximum debt-to-capitalization level, limits on certain types of indebtedness and liens, minimum liquidity levels and Radian Guaranty’s eligibility as a private mortgage insurer with the GSEs. See Note 12 of Notes to Consolidated Financial Statements in our 2017 Form 10-K. At March 31, 2018, Radian Group was in compliance with all the covenants, although there were no amounts outstanding under this revolving credit facility.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

13. Commitments and Contingencies
Legal Proceedings
See Note 13 of Notes to Consolidated Financial Statements in our 2017 Form 10-K for information regarding our accounting policies for contingencies.
We are routinely involved in a number of legal actions and proceedings, including litigation and other disputes arising in the ordinary course of our business. The legal and regulatory matters discussed below and in our 2017 Form 10-K could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. Management believes, based on current knowledge and after consultation with counsel, that the outcome of such actions will not have a material adverse effect on our consolidated financial condition. However, the outcome of litigation and other legal and regulatory matters and proceedings is inherently uncertain, and it is possible that one or more of the matters currently pending or threatened could have an unanticipated adverse effect on our liquidity, financial condition or results of operations for any particular period.
As described in Note 9, on September 4, 2014, we received formal Notices of Deficiency from the IRS related to certain tax losses and deductions resulting from our investment in a portfolio of non-economic REMIC residual interests. If the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a materially different impact than we currently expect on our effective tax rate, results of operations and cash flows.
Ocwen Loan Servicing, LLC and Homeward Residential, Inc. (collectively, “Ocwen”) filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against Radian Guaranty (the “Complaint”) alleging breach of contract and bad faith claims and seeking monetary damages and declaratory relief. Ocwen has also initiated similar legal proceedings against several other mortgage insurers. On December 17, 2016, Ocwen separately filed a parallel arbitration petition against Radian Guaranty before the American Arbitration Association (“AAA”) asserting substantially the same allegations (the “Arbitration”). Ocwen’s filings together listed 9,420 mortgage insurance certificates issued under multiple insurance policies, including pool insurance policies, as subject to the dispute. On June 5, 2017, Ocwen filed an amended complaint and an amended petition (collectively, the “Amended Filings”) with both the court and the AAA, respectively, together listing 8,870 certificates as subject to the dispute. In December 2017 and January 2018, Ocwen and Radian Guaranty filed motions for partial summary judgment on a small number of bellwether certificates selected from the certificates subject to the court proceedings (“Bellwether Certificates”). On February 1, 2018, the trial judge issued an Order and Memorandum decision granting in part and denying in part both parties’ motions for partial summary judgment (subsequently clarified by Orders of March 5 and 29, 2018), and ordering the parties to proceed to trial on certain claims regarding a portion of the Bellwether Certificates. On April 11, 2018, the parties entered into a confidential agreement with respect to all certificates subject to the dispute. The confidential agreement resolved certain categories of claims involved in the dispute and, on April 12, 2018, the parties filed a stipulation of voluntary dismissal of the federal court proceeding and the trial judge issued an Order dismissing all claims and counterclaims subject to the parties’ agreement. Radian Guaranty was not required to make any payment in connection with this confidential agreement. Pursuant to the confidential agreement, the parties: (1) dismissed the federal court proceeding; (2) narrowed the scope of the dispute to Ocwen’s breach of contract claims seeking payment of insurance benefits on approximately 2,500 certificates that Ocwen was previously pursuing through the Amended Filings; and (3) agreed to resolve the remaining dispute through the Arbitration. Radian Guaranty believes that Ocwen’s allegations and claims in the legal proceedings described above are without merit and legally deficient, and plans to defend these claims vigorously. We are not able to estimate a reasonably possible loss, if any, or range of loss in this matter because of the preliminary stage of the Arbitration.
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

Glossary
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
Further, there are loans in our total defaulted portfolio (in particular, our older defaulted portfolio) for which actions or proceedings (such as foreclosure, which provide the insured with title to the property) may not have been commenced within the outermost deadline in our Prior Master Policy. We are evaluating these loans regarding this potential violation and our corresponding rights under the Prior Master Policy. While we can provide no assurance regarding the ultimate resolution of these issues, it is possible that arbitration or legal proceedings could result.
Other
Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities). To allow our customers to comply with these regulations at that time, we typically were required, depending on the amount of credit enhancement we were providing, to provide: (i) audited financial statements for the insurance subsidiary participating in the transaction or (ii) a full and unconditional holding company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving $94.6 million of remaining credit exposure as of March 31, 2018.
14. Capital Stock
Share Repurchase Program
On August 9, 2017, Radian Group’s board of directors renewed the Company’s share repurchase program, authorizing the Company to repurchase up to $50 million of its common stock. The current authorization allows the Company to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. Radian operates this program pursuant to a trading plan under Rule 10b5-1 of the Exchange Act. During the three months ended March 31, 2018, 531,013 shares were purchased at an average price of $18.84 per share, including commissions. At March 31, 2018, purchase authority of up to $40.0 million remained available under this program, which expires on July 31, 2018.
During April 2018, the Company purchased 924,720 shares of its common stock under its share repurchase program at an average price of $16.24 per share, including commissions. At April 30, 2018, purchase authority of up to a maximum of $25 million remained available under this program, which, based on current market conditions, we expect to fully utilize before the program expires.
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

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

15. Accumulated Other Comprehensive Income (Loss)
The following table shows the rollforward of accumulated other comprehensive income (loss) as of the periods indicated:

	Three Months Ended March 31, 2018
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$32,669	$9,584	$23,085
OCI:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(76,763)	(16,120)	(60,643)
Less: Reclassification adjustment for net gains (losses) included in net income (1)	(3,964)	(832)	(3,132)
Net unrealized gains (losses) on investments	(72,799)	(15,288)	(57,511)
Unrealized foreign currency translation adjustments	4	1	3
Cumulative effect of adopting the accounting standard update for financial instruments	284	60	224
Cumulative effect of adopting the accounting standard update for the reclassification of certain tax effects	—	(2,724)	2,724
OCI	(72,511)	(17,951)	(54,560)
Balance at end of period	$(39,842)	$(8,367)	$(31,475)

	Three Months Ended March 31, 2017
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(19,063)	$(6,668)	$(12,395)
OCI:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	11,334	3,967	7,367
Less: Reclassification adjustment for net gains (losses) included in net income (1)	(2,509)	(878)	(1,631)
Net unrealized gains (losses) on investments	13,843	4,845	8,998
Unrealized foreign currency translation adjustments	52	18	34
OCI	13,895	4,863	9,032
Balance at end of period	$(5,168)	$(1,805)	$(3,363)
______________________

(1)	Included in net gains (losses) on investments and other financial instruments on our consolidated statements of operations.
16. Statutory Information
We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. Required SAPP are established by a variety of NAIC publications, as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of March 31, 2018, we did not have any prescribed or permitted statutory accounting practices that resulted in reported statutory surplus or risk-based capital being different from what would have been reported had NAIC statutory accounting practices been followed.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

State insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations, as described below. Failure to maintain adequate levels of capital could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition. As of March 31, 2018, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $3.6 billion of our consolidated net assets.
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
Radian Guaranty was in compliance with the Statutory RBC Requirements or MPP Requirements, as applicable, in each of the RBC States as of March 31, 2018. The NAIC is in the process of developing a new Model Act for mortgage insurers, which is expected to include, among other items, new capital adequacy requirements for mortgage insurers. In May 2016, a working group of state regulators released an exposure draft of a risk-based capital framework to establish capital requirements for mortgage insurers. While the outcome and timing of this process are uncertain, the new Model Act, if and when finalized by the NAIC, has the potential to increase capital requirements in those states that adopt the Model Act. However, we continue to believe the changes to the Model Act will not result in financial requirements that require greater capital than the level currently required under the PMIERs financial requirements. See Note 1 of Notes to Consolidated Financial Statements in our 2017 Form 10-K for information regarding the PMIERs, which set requirements for private mortgage insurers to remain eligible insurers of loans purchased by the GSEs.
Radian Guaranty’s Risk-to-capital calculation appears in the table below. For purposes of the Risk-to-capital calculation, as well as the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves.

	March 31, 2018	December 31, 2017
($ in millions)
RIF, net (1)	$37,571.1	$36,793.5

Common stock and paid-in capital	$1,866.0	$1,866.0
Surplus Note	100.0	100.0
Unassigned earnings (deficit)	(758.8)	(765.0)
Statutory policyholders’ surplus	1,207.2	1,201.0
Contingency reserve	1,773.6	1,667.0
Statutory capital	$2,980.8	$2,868.0

Risk-to-capital	12.6:1	12.8:1
______________________

(1)	Excludes risk ceded through reinsurance contracts (to third parties and affiliates) and RIF on defaulted loans.
The net decrease in Radian Guaranty’s Risk-to-capital in the first three months of 2018 was primarily due to the increase in overall statutory capital, partially offset by an increase in RIF. Statutory capital increased by $112.8 million, primarily due to Radian Guaranty’s statutory net income of $111.9 million for the first three months of 2018.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The Risk-to-capital ratio for our combined mortgage insurance operations was 11.9 to 1 as of March 31, 2018, compared to 12.1 to 1 as of December 31, 2017.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report, and our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Form 10-K, for a more complete understanding of our financial position and results of operations. Certain terms and acronyms used throughout this report are defined in the Glossary of Abbreviations and Acronyms included as part of this report. In addition, investors should review the “Cautionary Note Regarding Forward-Looking Statements—Safe Harbor Provisions” above and “Item 1A. Risk Factors” in our 2017 Form 10-K for a discussion of those risks and uncertainties that have the potential to adversely affect our business, financial condition, results of operations, cash flows or prospects. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.
Overview
We are a diversified mortgage and real estate services business with two business segments—Mortgage Insurance and Services. Our Mortgage Insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, as well as other credit risk management solutions, to mortgage lending institutions nationwide. We provide our mortgage insurance products and services mainly through our wholly-owned subsidiary, Radian Guaranty. Our Services segment is primarily a fee-for-service business that offers a broad array of both mortgage and real estate services to market participants across the mortgage and real estate value chain. These services, comprising mortgage services, real estate services and title services, are provided primarily through Clayton, Green River Capital, Red Bell, ValuAmerica and EnTitle Direct (which we acquired in March 2018). Our Services segment provided approximately 12% and 15% of the total of our net premiums earned and services revenue for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively.
Tax Cuts and Jobs Act
On December 22, 2017, the TCJA was signed into law. The TCJA significantly changes the U.S. tax system, and includes, among other things, a reduction of the federal corporate tax rate from 35% to 21%, effective January 1, 2018. During the three months ended March 31, 2018, the TCJA had a significant favorable impact on the Company’s net income, diluted earnings per share and cash flows, primarily due to the reduction in the federal corporate tax rate from 35% to 21%. The TCJA also significantly increased the economic value of our IIF, due to the increase in expected future net cash flows from our existing IIF.
We are continuing to assess the potential effects of the TCJA on our future results, which we generally expect will be favorable. Notwithstanding our current expectations, future guidance that may be issued or changes in policy or interpretations of the TCJA could impact our financial performance depending, among other things, on how the changes impact the economy, including business and consumer sentiment and other key factors affecting our performance. See “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10 of Notes to Consolidated Financial Statements in our 2017 Form 10-K for additional information on the TCJA.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Operating Environment
As a seller of mortgage credit protection and mortgage and other credit risk management solutions, as well as mortgage and real estate services, our results are subject to macroeconomic conditions and other events that impact the housing finance and real estate markets, including events that specifically impact the mortgage origination environment, the credit performance of our underlying insured assets and our future business opportunities.
The overall improvements in the U.S. economy and the housing finance market since 2008 led to increased home purchase activity and, due to the low interest rate environment, a high level of refinance transactions. More recently, rates have been increasing and refinance activity has declined. During 2017 and the first three months of 2018, we have benefited from an increase in home purchase transactions because mortgage insurance penetration in the insurable mortgage market is generally three to five times higher for purchase originations than for refinancings. We believe that, because mortgage insurance penetration is meaningfully higher for purchase originations, the mortgage insurance market in the first quarter of 2018 was larger as compared to the same period of 2017.
Lending laws and regulations that were enacted in response to the financial crisis of 2007-2008 resulted in a more restrictive credit environment that has limited the growth of the mortgage industry. Although this more restrictive credit environment resulted in overall improvement in credit quality, it also made it more challenging for many first-time home buyers to finance a home and has limited the number of loans available for private mortgage insurance. In response to first-time home buyer demand and affordability considerations, lenders and the GSEs recently have expanded their mortgage lending products to include products that accommodate higher LTVs, including LTVs greater than 95%, as well as debt-to-income ratios greater than 45%. As a result, Radian Guaranty and the rest of the private mortgage insurance industry have experienced a shift in the mix of mortgage lending products toward higher LTVs and higher debt-to-income ratios. See “—Market Credit Characteristics” and “Results of Operations—Mortgage Insurance—NIW, IIF, RIF” for additional information regarding our portfolio mix and the mortgage industry.
Notwithstanding this mix shift toward higher LTVs and debt-to-income ratios, loan originations since 2008 consist primarily of high credit quality loans with significantly better credit performance than loans originated during 2008 and prior periods. As of March 31, 2018, our portfolio of business written since 2008, including HARP refinancings, represented approximately 92% of our total primary RIF. The high volume of insurance that we have written on high credit quality loans since 2008 has significantly improved our mortgage insurance portfolio mix and, together with favorable credit trends, has had a significant positive impact on our results of operations.
Competition and Pricing. In our mortgage insurance business, our primary competitors include other private mortgage insurers and governmental agencies, principally the FHA and the VA. We currently compete with other private mortgage insurers on the basis of price, underwriting guidelines, overall service, customer relationships, perceived financial strength (including based on comparative credit ratings) and reputation, as well as the breadth and quality of the services offered through our Services business that complement our mortgage insurance products. We compete with the FHA and VA on the basis of loan limits, pricing, credit guidelines, terms of our insurance policies and loss mitigation practices.
Pricing is highly competitive in the mortgage insurance industry, with industry participants competing for market share and customer relationships. As a result of this competitive environment, pricing trends have included: (i) the increased use of a spectrum of filed rates to allow for pricing based on more granular loan and borrower attributes, including the use of “black-box” pricing; (ii) the use of customized (often discounted) rates on lender-paid, Single Premium Policies and to a limited extent, on borrower-paid Monthly Premium Policies, including in response to requests for pricing bids by certain lenders; and (iii) most recently, pricing changes that include reductions in standard premium rates for borrower-paid policies.
We continually evaluate our pricing strategies based on many factors. Our pricing strategies are designed to grow the long-term economic value of our IIF and achieve our overall strategic objectives. Consistent with these objectives, during March 2018, we implemented rate reductions on our borrower-paid Single Premium Policies, which represented approximately 5% of our NIW during the first quarter of 2018. This strategy is designed to increase our NIW for borrower-paid Single Premium Policies in comparison to our lender-paid Single Premium Policies in order to improve both our return on required capital and our competitive position. Borrower-paid Single Premium Policies include a cancellation feature, which occurs once the mortgage’s LTV has declined to 78%. As a result of this and other factors, borrower-paid Single Premium Policies provide an increased return on required capital because, over the life of the exposure, the Minimum Required Assets under PMIERs are lower than for lender-paid Single Premium Policies.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

More recently, in response to price changes by other private mortgage insurers, in May 2018 we announced additional changes, effective June 2018, that will provide increased risk-based granularity to our pricing across most products and better align with industry trends. These pricing changes result in a decrease in our Monthly Premium Policy rates and an increase in our Single Premium Policy rates for mortgage insurance, and include our introduction of rate adjustors related to multi-borrower loans and loans with a debt-to-income ratio greater than 45%. Based on Radian’s recent mix of NIW, after taking these changes into account, our overall premium rate decrease would have been approximately 6%, which includes the new rate adjustors that would have impacted approximately 50% of new business. Radian expects this new pricing (including the impact of our reinsurance transactions) will, over the life of the policies, produce a blended return on required capital on our new business on an unlevered basis (i.e., after-tax underwriting returns plus projected investment income) in the mid-teens. This projected return incorporates our understanding of the proposed changes to the PMIERs, which are expected to be effective no earlier than the end of this year.
During the first quarter of 2018, Freddie Mac announced the launch of a pilot program, Integrated Mortgage Insurance (“IMAGIN”) as an alternative way for lenders to sell to Freddie Mac loans with LTVs greater than 80%. This investor-paid mortgage insurance program, in which insurance is provided directly to Freddie Mac, represents an alternative to traditional mortgage insurance that is provided to individual lenders. Under the IMAGIN program, insurance is being provided by a third party which, in turn, is expected to cede the risk to a panel of reinsurers. The participants in the IMAGIN structure are not subject to compliance with the PMIERs, which may create a competitive disadvantage for private mortgage insurers. In its current form, we do not expect that the IMAGIN program will have a material impact on our financial performance or business prospects. In addition to its current focus on lender-paid Single Premium Policies, we believe there are significant challenges to the long-term sustainability of the program, including that the structure relies on a reinsurance market that, in contrast to traditional mortgage insurance, may not be permanently committed to serving the first-loss mortgage insurance market. However, if this pilot program or other alternatives to traditional private mortgage insurance were to expand and become broadly accepted alternatives to traditional private mortgage insurance, they could reduce the demand for private mortgage insurance in its traditional form and could negatively affect our financial results and business prospects.
Market Credit Characteristics. NIW on mortgage loans with LTVs greater than 95% has been increasing throughout the industry, although during the first quarter of 2018 we observed a slowing in the pace of increase. In general, borrowers who purchase a home with mortgage insurance tend to have higher LTVs than borrowers who refinance with mortgage insurance. With purchase volume becoming a larger proportion of total originations and access to credit continuing to steadily expand, the proportion of higher-LTV lending in the market has increased. Additional factors contributing to an increase in the industry’s NIW on mortgage loans with LTVs greater than 95% include: (i) GSE program enhancements and guideline changes, including Fannie Mae’s HomeReady program and Freddie Mac’s Home Possible and Home Possible Advantage programs, that are designed to make home ownership more affordable for low- to moderate-income borrowers and (ii) recent lender response to market demands, particularly in light of increasing demand from first-time home buyers. As a result of all of these factors, home purchases by first-time home buyers, who traditionally require mortgage loans with higher LTVs and may have higher debt-to-income ratios, are becoming an increasingly significant portion of the total market. In late 2017 and during the first quarter of 2018, due in part to changes in GSE guidelines that increased acceptable debt-to-income limits, we also observed a material increase in the volume of loans to borrowers with debt-to-income ratios greater than 45% throughout the private mortgage insurance industry. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—NIW, IIF, RIF” in our 2017 Form 10-K for additional information about the GSE programs.
Hurricanes. During the third quarter of 2017, Hurricanes Harvey and Irma caused extensive property damage to areas of Texas, Florida and Georgia, as well as other general disruptions including power outages and flooding. Although the mortgage insurance we write protects the lenders from a portion of losses resulting from loan defaults, it does not provide protection against property loss or physical damage. Our Master Policies contain an exclusion against physical damage, including damage caused by floods or other natural disasters. Depending on the policy form and circumstances, we may, among other things, deduct the cost to repair or remedy physical damage above a de minimis amount from a claim payment and/or, under certain circumstances, deny a claim where (i) the property underlying a mortgage in default is subject to unrestored physical damage or (ii) the physical damage is deemed to be the principal cause of default.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

As expected, Radian Guaranty experienced an increase in reported delinquencies in these hurricane-affected areas in the third and fourth quarters of 2017. Also, as expected, we are experiencing high cure rates for these hurricane-related delinquencies. We believe that these hurricane-related delinquencies reached their peak in 2017 and, based on past experience, expect that most of these defaults will cure by the end of 2018. Therefore, although the number of these defaults that will ultimately result in paid claims is uncertain, we do not expect the incremental defaults to result in a material number of paid claims, given the limitations on our coverage related to property damage. Radian has been working with loan servicers to obtain information about forbearance plans and the status of the properties in the affected areas. The future reserve impact of these defaults may be affected by, among other factors, the pace of economic recovery in the FEMA Designated Areas.
Although, as discussed above, we believe that most of the incremental hurricane-related defaults will cure by the end of 2018 without resulting in a material number of paid claims or a material impact on our loss reserves, because the PMIERs require a higher level of Minimum Required Assets for all defaulted loans, these increases in our defaults require higher Minimum Required Assets which reduces our cushion under the PMIERs. This impact, which we expect to be temporary, has not affected Radian Guaranty’s compliance with the PMIERs financial requirements. See “Liquidity and Capital Resources—Radian Group—Short-Term Liquidity Needs—Capital Support for Subsidiaries” for additional information on PMIERs.
For all geographic areas other than the FEMA Designated Areas associated with Hurricanes Harvey and Irma, the number of total new primary mortgage insurance defaults in our insured portfolio declined by 2.5% in the three months ended March 31, 2018, compared to the same period in 2017. Similarly, for all geographic areas other than the FEMA Designated Areas associated with Hurricanes Harvey and Irma, the primary default rate for the portfolio declined from 2.8% at March 31, 2017 to 2.1% at March 31, 2018. See “Results of Operations—Mortgage Insurance—NIW, IIF, RIF—Provision for Losses” for more information on defaults.
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
The GSEs have significant discretion under the PMIERs and may amend the PMIERs at any time. As previously disclosed, Radian Guaranty has received, on a confidential basis, proposed changes to the PMIERs. Based on this information, which has been subject to comment by the private mortgage insurance industry, Radian expects to be able to fully comply with the proposed PMIERs and to maintain an excess of Available Assets over Minimum Required Assets under the PMIERs as of their effective date, which is expected to be no earlier than the end of 2018, without a need to take further actions to do so. The Company’s expectation is not dependent upon our existing Surplus Note and is based on our projections for positive operating results in 2018, our strong capital position and the benefits of our reinsurance programs. See “Liquidity and Capital Resources—Radian Group—Short-Term Liquidity Needs” and Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Services. Our Services business is a fee-for-service business that is also subject to overall activity in the mortgage, real estate and mortgage finance markets, as well as the overall health of the related industries. Due to the transactional nature of its business, its revenue from period to period is subject to seasonal fluctuations reflecting the activities in these markets. In addition, notwithstanding recent increases in the level of securitization transactions in the marketplace, the continued lack of a meaningful securitization market has significantly limited the growth opportunities for our Services segment. See our 2017 Form 10-K, including Note 1 of Notes to Consolidated Financial Statements, “Item 1. Business-Services—Services Business Overview” and “Overview—Other 2017 Developments,” for additional information regarding the services segment.
Business Strategy
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
     » Our diverse products and business model
     » Our core credit risk management competency
     » Driving a one-company market view through our enterprise sales and marketing platform
     » Operational excellence, including customer service, process quality and operational efficiency
     » Digitally enabling our products and services by leveraging technology and data to drive our businesses
     » Broadening our existing relationships as a valued business partner

• Manage our capital and financial flexibility to optimize stockholder value
• Increase operating leverage through accretive revenue growth and effective expense management (1)
______________________

(1)	Operating leverage is a performance metric we define as the year-over-year percentage change in revenues minus the percentage change in expenses.
In our mortgage insurance business, we monitor various competitive and economic factors while seeking to balance both profitability and market share considerations in developing our strategies. We take a disciplined, risk-based approach to establishing our premium rates and writing a mix of business that we expect to grow the value of our IIF, produce our targeted level of returns on a blended basis and provide an acceptable level of NIW. See “—Operating Environment—Competition and Pricing,” and “—Results of Operations—Mortgage Insurance—NIW, IIF, RIF.”
Our growth strategy includes leveraging our core expertise in mortgage credit risk management and expanding our presence in the mortgage finance industry. As part of their initiative to increase the role of private capital in the mortgage market, Fannie Mae and Freddie Mac have established Front-end credit risk transfer programs that provide the GSEs with credit risk coverage on a Flow Basis that is incremental to primary mortgage insurance. In these transactions the credit risk coverage becomes effective as a loan is acquired by the GSE. Since 2016, we have participated in these Front-end programs as part of a panel of mortgage insurance company affiliates, subject to pre-established credit parameters. During 2017, we also participated in similar credit risk transfer programs covering existing loans in the GSEs’ portfolios (i.e., Back-end). Our total RIF under the Front-end and Back-end credit risk transfer programs was $104.8 million and $100.4 million at March 31, 2018 and December 31, 2017, respectively. We expect to continue to participate in these and other similar programs in the future, subject to availability and our evaluation of risk-adjusted returns.
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
As we reposition our Services business, pursuant to our restructuring plan, we are continuing to focus on using the mortgage, real estate and title services offered through our Services segment to complement our Mortgage Insurance business. This strategy is designed to satisfy demand in the market, grow our fee-based revenues, strengthen our existing customer relationships, attract new customers and differentiate us from other mortgage insurance companies. See “PART II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Business Strategy” in our 2017 Form 10-K for additional information on our Services strategy.
Other 2018 Developments
Capital and Liquidity Actions. On August 9, 2017, Radian Group’s board of directors renewed the Company’s share repurchase program, authorizing the Company to repurchase up to $50 million of its common stock through July 31, 2018. During the three months ended March 31, 2018, we purchased 531,013 shares at an average price of $18.84 per share, including commissions. At March 31, 2018, purchase authority of up to $40.0 million remained available under this program.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

During April 2018, the Company purchased an additional 924,720 shares of its common stock under its share repurchase program at an average price of $16.24 per share, including commissions. At April 30, 2018, purchase authority of up to a maximum of $25 million remained available under this program, which, based on current market conditions, we expect to fully utilize before the program expires. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Restructuring and Other Exit Costs. As a result of the Company’s continuation of its 2017 plan to restructure the Services business, pretax restructuring charges of $0.6 million were recognized in the first quarter of 2018, including $0.5 million in cash expenses. We expect to incur additional pretax charges of approximately $3.1 million under this plan, including approximately $2.5 million in cash payments. These remaining charges are expected to be recognized by December 31, 2018. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements herein and Notes 1 and 7 of Notes to Consolidated Financial Statements in our 2017 Form 10-K for additional information, including the events that led to the restructuring decision.
Services Acquisition. During the first quarter of 2018, Radian acquired EnTitle Direct, the owner of EnTitle Insurance Company, a national title insurance and settlement services company. Although the purchase price was not material to Radian, the acquisition is consistent with our growth and diversification strategy, as well as our focus on enhancing the core product offerings of our Services business. EnTitle Insurance Company is qualified to write title insurance business in 40 states and the District of Columbia. By adding the capabilities of EnTitle Insurance Company to the title and settlement services already offered by ValuAmerica, Radian’s existing title agency, we have expanded the geographic reach of our title services and are positioned to  provide title insurance and settlement services to our customers across the country.
IRS Matter. In April 2018, Radian was notified that the JCT had no objection to the terms of the Company’s previously disclosed proposed settlement with the IRS. We now expect the settlement to be finalized and completed within the next several months. While the expected impact of the final settlement will reduce Radian’s available holding company liquidity, during the second quarter of 2018 the Company expects to recognize a net positive impact to tax expense and net income of approximately $30 million, resulting in an increase in book value per share of approximately $0.14 (calculated based on the number of common shares outstanding at March 31, 2018). This anticipated benefit does not include any potential related benefit from the impact on state income taxes, which has not yet been determined. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements and “Liquidity and Capital Resources—Radian Group—Short-Term Liquidity Needs—IRS Matter” for additional information.
Key Factors Affecting Our Results
There have been no material changes to the key factors affecting our results that are discussed in our 2017 Form 10-K.
Results of Operations—Consolidated
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three-month periods ended March 31, 2018 and March 31, 2017 primarily reflect the financial results and performance of our two business segments—Mortgage Insurance and Services. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the basis of our segment reporting, including the related allocations. See “Results of Operations—Mortgage Insurance” and “Results of Operations—Services” for the operating results of these business segments for the three months ended March 31, 2018, compared to the same period in 2017.
In addition to the results of our operating segments, pretax income (loss) is also affected by those factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results” in our 2017 Form 10-K.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following table highlights selected information related to our consolidated results of operations for the three months ended March 31, 2018 and 2017:

			$ Change
	Three Months Ended March 31,		Favorable (Unfavorable)
(In millions, except per-share amounts)	2018	2017	2018 vs. 2017
Pretax income	$142.4	$114.7	$27.7
Net income	114.5	76.5	38.0
Diluted net income per share	0.52	0.34	0.18
Book value per share at March 31	14.16	13.58	0.58

Net premiums earned—insurance	242.6	221.8	20.8
Services revenue	33.2	38.0	(4.8)
Net investment income	34.0	31.0	3.0
Net gains (losses) on investments and other financial instruments	(18.9)	(2.9)	(16.0)
Provision for losses	37.3	46.9	9.6
Cost of services	23.1	28.4	5.3
Other operating expenses	63.2	68.4	5.2
Restructuring and other exit costs	0.6	—	(0.6)
Loss on induced conversion and debt extinguishment	—	4.5	4.5
Income tax provision	28.0	38.2	10.2

Adjusted pretax operating income (1)	$164.1	$125.2	$38.9
______________________

(1)	See “—Use of Non-GAAP Financial Measure” below.
Net Income. As discussed in more detail below, our net income increased for the three months ended March 31, 2018, compared to the same period in 2017, primarily reflecting: (i) an increase in net premiums earned; (ii) a decrease in income tax provision primarily due to the reduction in the federal corporate tax rate from 35% to 21%, effective January 1, 2018; (iii) a decrease in provision for losses; and (iv) a decrease in other operating expenses. Partially offsetting these items is an increase in net losses on investments and other financial instruments. See “Results of Operations—Mortgage Insurance” and “Results of Operations—Services” for more information on our segment results.
For the three months ended March 31, 2018, compared to the same period in 2017, revenue increased modestly, primarily driven by a 9% increase in net premiums earned, while other operating expenses decreased by 8%. These results are consistent with Radian’s long-term strategic objective of increasing operating leverage through revenue growth and disciplined expense management.
Diluted Net Income Per Share. The increase in diluted net income per share for the three months ended March 31, 2018, compared to the same period in 2017, is primarily due to the increase in net income, as discussed above.
Book Value Per Share. The increase in book value per share from $13.90 at December 31, 2017 to $14.16 at March 31, 2018 is primarily due to net income, partially offset by a decrease of $0.27 per share due to unrealized losses in our available for sale securities, recorded in accumulated other comprehensive income.
Services Revenue and Cost of Services. Services revenue and cost of services represent amounts related to our Services segment and are discussed below in “Results of Operations—Services.”
Net Investment Income. For the three months ended March 31, 2018 and 2017, net investment income represents investment income from investments held at Radian Group that are allocated to the Mortgage Insurance segment and investment income from investments held by the Mortgage Insurance segment. See “Results of Operations—Mortgage Insurance” for more information.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Net Gains (Losses) on Investments and Other Financial Instruments. The increase in net losses on investments and other financial instruments for the three months ended March 31, 2018, as compared to the same period in 2017, is primarily due to the increase in unrealized losses in our trading portfolio related to changes in fair value resulting from increased interest rates, partially offset by a decrease in net realized losses. The components of the net gains (losses) on investments and other financial instruments for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
Net unrealized gains (losses) related to change in fair value of trading securities and other investments	$(12.8)	$5.2
Net realized gains (losses) on investments	(3.4)	(8.2)
Other-than-temporary impairment losses	(0.9)	—
Net gains (losses) on other financial instruments	(1.8)	0.1
Net gains (losses) on investments and other financial instruments	$(18.9)	$(2.9)

Other Operating Expenses. Other operating expenses decreased for the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to the impact of: (i) lower expenses associated with retirement and consulting agreements entered into in February 2017 with our former Chief Executive Officer and (ii) an increase in ceding commissions, primarily due to the increased cession percentage on the 2016 Single Premium QSR Transaction. These effects were partially offset by higher compensation expense, including variable and incentive-based compensation.
Restructuring and other exit costs. For the three months ended March 31, 2018, restructuring and other exit costs include charges associated with our plan to restructure the Services business. These charges are primarily due to severance and related benefit costs and impairment of long-lived assets. See “Overview—Services” for more information.
Loss on Induced Conversion and Debt Extinguishment. During the first quarter of 2017, we settled our obligations on the remaining Convertible Senior Notes due 2019, resulting in a loss on debt extinguishment of $4.5 million that represented the difference between the fair value and the carrying value, net of unamortized issuance costs, of the liability component of the Convertible Senior Notes due 2019.
Income Tax Provision. Our effective tax rate was 19.6% for the three months ended March 31, 2018, compared to 33.3% for the same period in 2017. The decrease in our effective tax rate as compared to the same period in 2017 is primarily due to the TCJA, which was signed into law on December 22, 2017. The TCJA significantly changed the U.S. tax system and, among other things, reduced the federal corporate tax rate from 35% to 21%, effective January 1, 2018. For the three months ended March 31, 2018, the difference between the federal statutory tax rate of 21% and our effective tax rate of 19.6% was primarily due to adjustments to our liability for uncertain tax positions. For the three months ended March 31, 2017, our effective tax rate was lower than the federal statutory rate of 35%, primarily due to the accounting for: (i) excess tax benefits from employee share-based payments; (ii) adjustments to our liability for uncertain tax positions; and (iii) state and local taxes.
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

Glossary
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

(1)
Net gains (losses) on investments and other financial instruments. The recognition of realized investment gains or losses can vary significantly across periods as the activity is highly discretionary based on the timing of individual securities sales due to such factors as market opportunities, our tax and capital profile and overall market cycles. Unrealized investment gains and losses arise primarily from changes in the market value of our investments that are classified as trading or equity securities. These valuation adjustments may not necessarily result in realized economic gains or losses.

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

Reconciliation of Consolidated Non-GAAP Financial Measure
	Three Months Ended March 31,
(In thousands)	2018	2017
Consolidated pretax income (loss)	$142,442	$114,670
Less income (expense) items:
Net gains (losses) on investments and other financial instruments	(18,887)	(2,851)
Loss on induced conversion and debt extinguishment	—	(4,456)
Acquisition-related expenses (1)	—	(8)
Amortization and impairment of other intangible assets	(2,748)	(3,296)
Impairment of other long-lived assets (2)	(26)	—
Total adjusted pretax operating income (3)	$164,103	$125,281

______________________

(1)	Acquisition-related expenses represent expenses incurred to effect the acquisition of a business, net of adjustments to accruals previously recorded for acquisition expenses.

(2)	Included within restructuring and other exit costs.

(3)	Total adjusted pretax operating income consists of adjusted pretax operating income (loss) for each segment as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Adjusted pretax operating income (loss):
Mortgage insurance (a)	$171,711	$134,633
Services (a)	(7,608)	(9,352)
Total adjusted pretax operating income	$164,103	$125,281

______________________

(a)	Includes inter-segment expenses and revenues as disclosed in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Results of Operations—Mortgage Insurance
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
The following table summarizes our Mortgage Insurance segment’s results of operations for the three months ended March 31, 2018 and 2017:

			$ Change
	Three Months Ended March 31,		Favorable (Unfavorable)
(In millions)	2018	2017	2018 vs. 2017
Adjusted pretax operating income (1)	$171.7	$134.6	$37.1
Net premiums written—insurance (2)	238.0	224.7	13.3
(Increase) decrease in unearned premiums	4.6	(2.9)	7.5
Net premiums earned—insurance	242.6	221.8	20.8
Net investment income	34.0	31.0	3.0
Provision for losses	37.4	47.2	9.8
Other operating expenses (3)	50.5	53.5	3.0
______________________

(1)	Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments.

(2)	Net of ceded premiums written under the QSR Transactions and the Single Premium QSR Transactions. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.

(3)	Includes allocation of corporate operating expenses of $18.6 million and $14.2 million for the three months ended March 31, 2018 and 2017, respectively.
Adjusted Pretax Operating Income. Our Mortgage Insurance segment’s adjusted pretax operating income increased for the three months ended March 31, 2018, compared to the same period in 2017, primarily reflecting: (i) an increase in net premiums earned and (ii) a decrease in the provision for losses.
NIW, IIF, RIF
A key component of our current business strategy is to grow our mortgage insurance business by writing insurance on high credit quality mortgages in the U.S. Consistent with this objective, we wrote $11.7 billion of primary new mortgage insurance in the three months ended March 31, 2018, compared to $10.1 billion of NIW in the three months ended March 31, 2017. The combination of our NIW and our Persistency Rate resulted in an increase in IIF, from $200.7 billion at December 31, 2017 to $204.0 billion at March 31, 2018, as shown in the chart below. Policy years represent the original policy years, and have not been adjusted to reflect subsequent HARP refinancing activity. Our Persistency Rate for the twelve months ended March 31, 2018 increased to 81.0%, as compared to 77.1% for the twelve months ended March 31, 2017.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

PRIMARY INSURANCE IN FORCE

Primary Insurance in Force ($ in billions)
$200
$150
$100
$50
$0
$185.9
5.4%
25.6%
50.3%
18.7%
$200.7
25.8%
21.9%
38.2%
14.1%
$204.0
5.7%
24.8%
20.8%
35.5%
13.2%
March 31, 2017
December 31, 2017
March 31, 2018
Vintage
Written in 2018
Written in 2017
Written in 2016
Written 2009 - 2015
Written in 2008 & Prior

Our IIF is one of the primary drivers of the future premiums that we expect to earn over time. Although not reflected in the current period financial statements, nor in our reported book value, we expect our IIF to generate substantial earnings in future periods, due to the high credit quality of our current mortgage insurance portfolio and expected persistency over multiple years. Additionally, the economic value of our existing IIF increased significantly as a result of the TCJA, due to the increase in expected future net cash flows associated with the reduction in tax payments. See “Key Factors Affecting Our Results—Mortgage Insurance—IIF; Persistency Rate; Mix of Business” in our 2017 Form 10-K for more information.
NIW increased by 16.0% for the three months ended March 31, 2018, compared to the same period in 2017, primarily attributable to an increase in the penetration rate of private mortgage insurance into the overall mortgage origination market and an increase in our share of the private mortgage insurance market, partially offset by decreased refinance originations.
We believe total mortgage origination volume was lower for the three months ended March 31, 2018, as compared to the comparable period in 2017, due to a decrease in refinance mortgage originations resulting from the slightly higher interest rate environment. Because the penetration rate for mortgage insurance is generally three to five times higher on purchase originations than on refinancing transactions, the mortgage insurance market was larger for the three-month period ended March 31, 2018, compared to the same period in 2017, despite the decline in total mortgage origination volume.
Although it is difficult to project future volumes, industry sources expect the mortgage origination market for the full year 2018 to decline approximately 7% compared to 2017, driven by a decline in refinance originations of approximately 30% as a result of higher anticipated interest rates, partially offset by an expected increase in purchase originations of approximately 6%. Given our expected penetration rates, we expect the private mortgage insurance market in 2018 to be comparable to 2017. Based on industry forecasts and our projections, we expect our NIW in 2018 to be approximately $50 billion.
Consistent with these trends in the mortgage origination market described above, as a percentage of our total NIW, the level of our purchase origination volume increased and our refinance origination volume decreased, each as a percentage of our total NIW, during the three-month period ended March 31, 2018, compared to the same period in 2017. As a percentage of our total NIW, the volume of our NIW on mortgage loans with LTVs greater than 95% also increased during the three-month period ended March 31, 2018, compared to the same period in 2017. During the three-month period ended March 31, 2018, we also continued to experience an increase in NIW on mortgage loans to borrowers with higher debt-to income ratios, including debt-to-income ratios greater than 45%. However, these trends toward higher LTVs and debt-to-income ratios have not materially impacted the overall credit quality of our portfolio. See “Operating Environment—Market Credit Characteristics” for additional information.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The chart below illustrates the composition of our direct primary mortgage insurance RIF at March 31, 2018, based on origination vintages.

MORTGAGE INSURANCE PORTFOLIO COMPOSITION

92% of mortgage insurance primary risk in force consists of new business written after 2008, including HARP[(1)] volume.

Risk in Force ($ in billions)
$0
$10
$20
$30
$40
$50
$47.4
$51.3
$52.2
5.7%
5.7%
3.7%
3.4%
81.5%
4.3%
4.1%
3.0%
2.6%
86.0%
4.0%
3.8%
2.8%
2.4%
87.0%
2006 - 2007 (Non-HARP)
Other Vintages (Non-HARP)
2006 - 2007 (HARP)
Other Vintages (HARP)
2009 - 2018
March 31, 2017
December 31, 2017
March 31, 2018

______________________

(1)
In 2009, the GSEs began offering HARP loans, which allow a borrower who is not delinquent to refinance a mortgage if the borrower has been unable to take advantage of lower interest rates because the borrower’s home has decreased in value. Refinancings under the HARP programs have had a positive impact on the overall credit quality and composition of our mortgage insurance portfolio because the refinancing generally results in terms under which a borrower has a greater ability to pay and more financial flexibility to cover the loan obligations. We exclude HARP loans from our NIW for the period in which the refinance occurs. During the three months ended March 31, 2018, new HARP loans accounted for $15.4 million of newly refinanced loans that were not included in Radian Guaranty’s NIW for the period, compared to $26.9 million for the same period in 2017. The HARP deadline for refinancing has been extended to December 31, 2018. See “Item 1. Business—Regulation—Federal Regulation—Homeowner Assistance Programs” in our 2017 Form 10-K for more information.

Glossary
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
______________________

(1)	Represents inception-to-date losses incurred as a percentage of net premiums earned.

(2)	Incurred losses in 2017 were slightly elevated due to the impact of Hurricanes Harvey and Irma. See “Overview—Operating Environment—Hurricanes” for additional information.
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

	Three Months Ended March 31,
($ in millions)	2018		2017
Total primary NIW by FICO score
>=740	$7,112	61.0%	$6,168	61.3%
680-739	3,802	32.6	3,283	32.7
620-679	750	6.4	604	6.0
Total Primary NIW	$11,664	100.0%	$10,055	100.0%

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

	Three Months Ended March 31,
($ in millions)	2018	2017
Percentage of primary NIW
Direct Monthly and Other Premiums	79%	75%
Direct Single Premiums	21%	25%
Lender-paid	16%	23%
Borrower-paid (1)	5%	2%

Net Single Premiums (2)	7%	16%

NIW for Purchases	89%	84%

NIW for Refinances	11%	16%

LTV
95.01% and above	15.4%	9.2%
90.01% to 95.00%	44.5%	47.3%
85.01% to 90.00%	27.5%	30.3%
85.00% and below	12.6%	13.2%

Primary risk written	$2,929	$2,507
______________________

(1)
Borrower-paid Single Premium Policies provide an increased return on required capital because, over the life of the exposure, the Minimum Required Assets under PMIERs are lower than for lender-paid Single Premium Policies. See “Overview—Operating Environment—Competition and Pricing” for additional information.

(2)
Represents the percentage of direct Single Premium Policies written, after giving effect to the Single Premium NIW ceded under the Single Premium QSR Transactions (for NIW after the effective dates of the respective agreements). See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about these transactions.

($ in millions)	March 31, 2018	December 31, 2017		March 31, 2017
Primary IIF
Direct Monthly and Other Premiums	69%	69%		68%
Direct Single Premiums	31%	31%		32%

Net Single Premiums (1)	19%	20%		25%

Total Primary IIF	$204,025	$200,724		$185,859

Persistency Rate (12 months ended)	81.0%	81.1%		77.1%
Persistency Rate (quarterly, annualized) (2)	84.3%	79.4%	(3)	84.4%
______________________

(1)
Represents the percentage of Single Premium IIF, after giving effect to all reinsurance ceded. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about reinsurance transactions.

(2)	The Persistency Rate on a quarterly, annualized basis may be impacted by seasonality or other factors, and may not be indicative of full-year trends.

(3)
The Persistency Rate in the fourth quarter of 2017 was reduced by an increase in cancellations of Single Premium Policies due to increased cancellations identified by our ongoing servicer monitoring process for Single Premium Policies.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

($ in millions)	March 31, 2018		December 31, 2017		March 31, 2017
Primary RIF by Premium Type
Direct Monthly and Other Premiums	$36,116	69.3%	$35,452	69.1%	$32,486	68.5%
Direct Single Premiums	16,037	30.7	15,836	30.9	14,908	31.5
Total primary RIF	$52,153	100.0%	$51,288	100.0%	$47,394	100.0%

Net Single Premiums (1)	$8,306	18.9%	$8,320	19.3%	$10,344	24.6%

Primary RIF by Internal Risk Grade
Prime	$50,623	97.1%	$49,674	96.9%	$45,442	95.9%
Alt-A and A minus and below	1,530	2.9	1,614	3.1	1,952	4.1
Total primary RIF	$52,153	100.0%	$51,288	100.0%	$47,394	100.0%

______________________

(1)	Represents the dollar amount and percentage, respectively, of Single Premium RIF, after giving effect to all reinsurance ceded.

($ in millions)	March 31, 2018		December 31, 2017		March 31, 2017
Total primary RIF by FICO score
>=740	$30,858	59.2%	$30,225	58.9%	$27,439	57.9%
680-739	16,386	31.4	16,097	31.4	14,728	31.1
620-679	4,395	8.4	4,425	8.6	4,567	9.6
<=619	514	1.0	541	1.1	660	1.4
Total primary RIF	$52,153	100.0%	$51,288	100.0%	$47,394	100.0%

Primary RIF on defaulted loans	$1,223		$1,389		$1,224

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

($ in millions)	March 31, 2018		December 31, 2017		March 31, 2017
Total primary RIF by LTV
95.01% and above	$5,039	9.7%	$4,704	9.2%	$3,578	7.6%
90.01% to 95.00%	27,774	53.2	27,276	53.2	24,938	52.6
85.01% to 90.00%	15,763	30.2	15,719	30.6	15,257	32.2
85.00% and below	3,577	6.9	3,589	7.0	3,621	7.6
Total primary RIF	$52,153	100.0%	$51,288	100.0%	$47,394	100.0%

Total primary RIF by policy year
2008 and prior	$6,792	13.0%	$7,159	14.0%	$8,762	18.5%
2009	277	0.5	298	0.6	422	0.9
2010	231	0.5	264	0.5	384	0.8
2011	635	1.2	682	1.3	858	1.8
2012	2,656	5.1	2,830	5.5	3,514	7.4
2013	4,298	8.2	4,557	8.9	5,586	11.8
2014	4,117	7.9	4,356	8.5	5,306	11.2
2015	6,767	13.0	7,096	13.8	8,211	17.3
2016	10,697	20.5	10,992	21.4	11,857	25.0
2017	12,773	24.5	13,054	25.5	2,494	5.3
2018	2,910	5.6	—	—	—	—
Total primary RIF (1)	$52,153	100.0%	$51,288	100.0%	$47,394	100.0%

______________________

(1)	At March 31, 2018, December 31, 2017 and March 31, 2017, consists of 97.5%, 97.3% and 97.1%, respectively, of RIF related to fixed-rate mortgages.
Net Premiums Written and Earned. Net premiums written and earned for the three months ended March 31, 2018 increased compared to the same period in 2017 primarily due to an increase in our IIF, which was primarily related to an increase in our Monthly Premium Policies. This increase was partially offset by the increased cession percentage on the Single Premium QSR Transactions.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The table below provides additional information about the components of net premiums earned for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2018	2017
Net premiums earned—insurance:
Direct
Premiums earned, excluding revenue from cancellations	$246,408	$225,647
Single Premium Policy cancellations	12,335	10,415
Direct premiums earned	258,743	236,062

Ceded
Premiums earned, excluding revenue from cancellations	(20,303)	(16,366)
Single Premium Policy cancellations (1)	(3,301)	(2,103)
Profit commission—other (2)	7,405	4,200
Ceded premiums, net of profit commission	(16,199)	(14,269)

Assumed premiums earned	6	7

Total net premiums earned—insurance	$242,550	$221,800

______________________

(1)	Includes the impact of related profit commissions.

(2)	The amounts represent the profit commission on the Single Premium QSR Transactions, excluding impact of Single Premium Policy cancellations.
The impact of mortgage prepayment speeds on the mix of business we write affects the revenue ultimately produced by our mortgage insurance business. Because prepayment speeds are difficult to project, our strategy has been to write a mix of Single Premium Policies and Monthly Premium Policies, which we believe balances the overall impact on our results if actual prepayment speeds are significantly different from expectations. The Single Premium QSR Transactions are also part of our strategy to balance our mix of Single Premium Policies and Monthly Premium Policies. As of March 31, 2018, the impact of all of our third-party quota share reinsurance transactions reduced our Single Premium RIF from 30.7% to 18.9%. See “Key Factors Affecting Our Results—Mortgage Insurance—IIF; Persistency Rate; Mix of Business.” in our 2017 Form 10-K for more information.
We experienced a decrease in our total mix of Single Premium Policies to 21% of our NIW for the first three months of 2018, as compared to 25% for the first three months of 2017. We expect our production level for Single Premium Policies to fluctuate over time based on various factors, which include risk-return and risk-mix considerations, as well as market conditions.
Net Premiums Written and Earned—Ceded. Historically, we have entered into reinsurance transactions, including the Single Premium QSR Transactions, as part of our capital and risk management activities. The Single Premium QSR Transactions are expected to increase Radian Guaranty’s return on required capital for its Single Premium Policies. The impact of the Single Premium QSR Transactions on our financial results will vary depending on the level of ceded RIF, as well as the levels of prepayments and incurred losses on the reinsured portfolio, among other factors.

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

	Three Months Ended March 31,
	2018	2017
QSR Transactions
% of total direct premiums written	1.5%	2.3%
% of total direct premiums earned	2.2%	3.3%

Single Premium QSR Transactions
% of total direct premiums written	6.1%	3.7%
% of total direct premiums earned	4.0%	2.5%

First-Lien Captives
% of total direct premiums written	—%	0.2%
% of total direct premiums earned	0.1%	0.2%
Net Investment Income. Increasing short-term yields and higher average investment balances resulted in increases in investment income for the three months ended March 31, 2018, compared to the same period in 2017. All periods include full allocation to the Mortgage Insurance segment of net investment income from investments held at Radian Group.
Provision for Losses. The following table details the financial impact of the significant components of our provision for losses for the periods indicated:

	Three Months Ended March 31,
(In millions)	2018	2017
Current period defaults (1)	$36.5	$51.4
Prior period defaults (2)	0.4	(4.3)
Second-lien mortgage loan premium deficiency reserve and other	0.5	0.1
Provision for losses	$37.4	$47.2

Loss ratio (3)	15.4%	21.3%

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
Our mortgage insurance provision for losses for the three months ended March 31, 2018 decreased by $9.8 million compared to the same period in 2017. Reserves established for new default notices were the primary driver of our total incurred losses for the three months ended March 31, 2018 and 2017. Current period new primary defaults decreased by 1.1% for the three months ended March 31, 2018, compared to the same period in 2017. Our gross Default to Claim Rate assumption for new primary defaults, excluding the new primary defaults in FEMA Designated Areas associated with Hurricanes Harvey and Irma received subsequent to those two natural disasters, was approximately 9% for the three months ended March 31, 2018, compared to 11.5% as of March 31, 2017. This reduction in estimated gross Default to Claim Rate assumptions, which was based on observed trends, contributed to the reduction in the portion of our provision for losses related to new defaults in the three months ended March 31, 2018, compared to the same period in 2017.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

For all areas other than FEMA Designated Areas associated with Hurricanes Harvey and Irma, the number of total new primary mortgage insurance defaults in our insured portfolio decreased by 2.5%, as compared to the same period in 2017. As expected, Radian Guaranty experienced an increase in reported delinquencies in FEMA designated areas associated with Hurricanes Harvey and Irma during the third and fourth quarters of 2017, followed by cure rates for these delinquencies that are higher than rates for the rest of our portfolio. We believe that these hurricane-related delinquencies reached their peak in 2017 and, based on past experience, expect that most of these defaults will cure by the end of 2018.
Our primary default rate at March 31, 2018 was 2.5% compared to 2.9% at December 31, 2017. Our primary defaulted inventory comprised 24,597 loans at March 31, 2018, compared to 27,922 loans at December 31, 2017, representing a decrease of 11.9%. The reduction in our primary defaulted inventory is the result of the total number of defaulted loans: (i) that have cured; (ii) for which claim payments have been made; or (iii) that have resulted in net Rescissions and Claim Denials, collectively, exceeding the total number of new defaults on insured loans. The shift in our portfolio composition toward more recent vintages is expected to result in increasing levels of defaults from the post-2008 portfolio, consistent with typical default seasoning patterns. However, we expect that the reductions in defaults from our pre-2009 portfolio will outpace those increases in 2018. Therefore, we currently expect total new defaults for 2018 to continue to decrease throughout the year as compared to the comparable periods for the prior year.
The following table shows the number of primary loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	March 31, 2018	December 31, 2017	March 31, 2017
Default Statistics—Primary Insurance:
Total Primary Insurance
Prime
Number of insured loans	925,648	913,408	858,248
Number of loans in default	17,887	20,269	16,981
Percentage of loans in default	1.93%	2.22%	1.98%
Alt-A and A minus and below
Number of insured loans	40,661	42,318	51,468
Number of loans in default	6,710	7,653	8,812
Percentage of loans in default	16.50%	18.08%	17.12%
Total Primary Insurance
Number of insured loans	966,309	955,726	909,716
Number of loans in default (1)	24,597	27,922	25,793
Percentage of loans in default	2.55%	2.92%	2.84%
Default Statistics—Pool Insurance:
Number of loans in default	1,907	2,117	3,746
______________________

(1)
Included in this amount at March 31, 2018 and December 31, 2017 are the defaults in the FEMA Designated Areas associated with Hurricanes Harvey and Irma, which occurred during the third quarter of 2017. At March 31, 2018 and December 31, 2017 and March 31, 2017, defaults in these areas were 5,780; 7,051; and 2,964, respectively.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following table shows a rollforward of our primary loans in default, including new defaults from our Legacy Portfolio and Post-legacy Portfolio:

	Three Months Ended March 31,
	2018	2017
Beginning default inventory	27,922	29,105
Plus: New defaults (1)
Legacy Portfolio new defaults	5,013	6,179
Post-legacy new defaults	4,076	3,009
Total new defaults	9,089	9,188
Less: Cures	11,367	10,989
Less: Claims paid (2) (3)	1,052	1,504
Less: Rescissions and Claim Denials, net of (Reinstatements)	(5)	7
Ending default inventory	24,597	25,793

______________________

(1)
Included in this amount are the new defaults and Cures in the FEMA Designated Areas associated with Hurricanes Harvey and Irma, which occurred during the third quarter of 2017. For the three months ended March 31, 2018 and 2017, new defaults and Cures in these areas were as follows:

	Three Months Ended March 31,
	2018	2017
New defaults	989	879
Cures	2,168	1,073

(2)	Includes those charged to a deductible or captive reinsurance transactions, as well as commutations.

(3)
Net of any previous Rescissions and Claim Denials that were reinstated during the period (excluding activity related to the BofA Settlement Agreement). Such reinstated Rescissions and Claim Denials may ultimately result in a paid claim.

Our gross Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans, as measured by the progress toward a foreclosure sale and the number of months in default. Our gross Default to Claim Rate assumption for new primary defaults, excluding the new primary defaults in FEMA Designated Areas associated with Hurricanes Harvey and Irma received subsequent to those two natural disasters, was reduced from 10.0% at December 31, 2017, to approximately 9% for the three months ended March 31, 2018. As of March 31, 2018, our gross Default to Claim Rate assumptions on our primary portfolio ranged from approximately 9% for new defaults, up to 68% for defaults not in foreclosure stage, and 75% for Foreclosure Stage Defaults.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following tables show additional information about our primary loans in default as of the dates indicated:

	March 31, 2018
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 1st Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	9,268	37.7%	144	37.6%	$80,213	18.1%
Four to eleven payments	8,523	34.7	479	21.4	103,283	23.4
Twelve payments or more	6,182	25.1	1,889	6.0	227,613	51.5
Pending claims	624	2.5	N/A	4.2	31,051	7.0
Total	24,597	100.0%	2,512		442,160	100.0%
IBNR and other					17,164
LAE					13,440
Total primary reserve					$472,764

March 31, 2018
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Claim Severity %
35%	33%	97%

	December 31, 2017
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	13,004	46.6%	172	31.7%	$89,412	19.3%
Four to eleven payments	7,528	27.0	426	20.9	99,759	21.5
Twelve payments or more	6,651	23.8	1,933	6.3	234,895	50.6
Pending claims	739	2.6	N/A	3.1	40,144	8.6
Total	27,922	100.0%	2,531		464,210	100.0%
IBNR and other					16,021
LAE					13,349
Total primary reserve					$493,580

December 31, 2017
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Claim Severity %
33%	31%	98%
______________________
N/A – Not applicable

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was 33% and 31% at March 31, 2018 and December 31, 2017, respectively. Our net Default to Claim Rate and loss reserve estimate incorporate our expectations with respect to future Rescissions, Claim Denials and Claim Curtailments. These expectations are based primarily on our recent experience with respect to the number of claims that have been denied due to the policyholder’s failure to submit sufficient documentation to perfect a claim within the time period permitted under our Master Policies and also our recent experience with respect to the number of insurance certificates that have been rescinded due to fraud, underwriter negligence or other factors. Our assumptions also reflect the estimated impact of the BofA Settlement Agreement. See Note 11 of Notes to Consolidated Financial Statements in our 2017 Form 10-K.
Our mortgage insurance total loss reserve as a percentage of our mortgage insurance total RIF was 0.9% at March 31, 2018, compared to 1.0% at December 31, 2017. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our reserves for losses by category and a reconciliation of our Mortgage Insurance segment’s beginning and ending reserves for losses and LAE.
Our primary reserve per default (calculated as primary reserve excluding IBNR and other reserves divided by the number of primary defaults) was $18,523 and $17,103 at March 31, 2018 and December 31, 2017, respectively, with the recent increase caused by an increase in the percentage of defaults within the overall mix of defaults that are aged greater than three months. This mix shift was consistent with the typical seasonal patterns, with cures observed in the first quarter of 2018 being more concentrated in those defaults aged three months or less.
We considered the sensitivity of our loss reserve estimates at March 31, 2018 by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point change in primary Claim Severity (which we estimated to be 97% of our risk exposure at March 31, 2018), we estimated that our total loss reserve at March 31, 2018 would change by approximately $5 million. Assuming the portfolio mix and all other factors remain constant, for every one percentage point change in our primary net Default to Claim Rate, we estimated a $13 million change in our primary loss reserve at March 31, 2018.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. Claim Curtailments due to servicer noncompliance with our insurance policies and servicing guidelines, which impact the severity of our claim payments, were $1.5 million for the three months ended March 31, 2018, compared to $2.3 million for the same periods in 2017.
Total mortgage insurance claims paid of $59.9 million for the three months ended March 31, 2018 decreased from claims paid of $82.1 million for the three months ended March 31, 2017, primarily due to the continuing decline in the outstanding default inventory. See “Liquidity and Capital Resources—Mortgage Insurance” for more information. Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter, based on the rate that defaults cure and other factors (as described in “Item 1. Business—Mortgage Insurance—Defaults and Claims” in our 2017 Form 10-K) that make the timing of paid claims difficult to predict.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following table shows claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2018	2017
Net claims paid: (1)
Prime	$37,142	$52,044
Alt-A and A minus and below	21,416	25,625
Total primary claims paid	58,558	77,669
Pool	1,152	4,180
Other	148	78
Subtotal	59,858	81,927
Impact of captive terminations	(36)	—
Impact of commutations	104	161
Total net claims paid	$59,926	$82,088

Average net claim paid: (1) (2)
Prime	$50.0	$50.5
Alt-A and A minus and below	63.0	53.4
Total average net primary claim paid	54.1	51.4
Pool	52.4	49.2
Total average net claim paid	$53.2	$50.9

Average direct primary claim paid (2) (3)	$54.5	$51.6
Average total direct claim paid (2) (3)	$53.6	$51.1
______________________

(1)	Net of reinsurance recoveries.

(2)	Calculated without giving effect to the impact of the termination of captive transactions and commutations.

(3)	Before reinsurance recoveries.
Other Operating Expenses. Other operating expenses for the three months ended March 31, 2018, as compared to the same period in 2017, reflect a decrease primarily due to an increase in ceding commissions, primarily due to the increased cession percentage on the 2016 Single Premium QSR Transaction, partially offset by an increase in allocated corporate operating expenses. The increase in allocated corporate operating expenses is primarily due to (i) higher compensation expense, including variable and incentive-based compensation and (ii) an increase in the proportion of corporate expenses allocated to the Mortgage Insurance segment, partially offset by a decrease in expenses associated with retirement and consulting agreements entered into in February 2017 with our former Chief Executive Officer. See “Results of Operations—Consolidated—Other Operating Expenses.”
Our expense ratio on a net premiums earned basis represents our mortgage insurance segment’s operating expenses (which include policy acquisition costs and other operating expenses, as well as allocated corporate operating expenses), expressed as a percentage of net premiums earned. Our expense ratio was 23.7% for the three months ended March 31, 2018, compared to 27.1% for the same period in 2017. The increase in net premiums earned was the primary driver of the change in the expense ratios between these periods, combined with lower other operating expenses.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Results of Operations—Services
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
The following table summarizes our Services segment’s results of operations for the three months ended March 31, 2018 and 2017:

			$ Change
	Three Months Ended March 31,		Favorable (Unfavorable)
(In millions)	2018	2017	2018 vs. 2017
Adjusted pretax operating income (loss) (1)	$(7.6)	$(9.4)	$1.8
Services revenue	34.2	40.1	(5.9)
Cost of services	23.3	28.7	5.4
Gross profit on services	10.9	11.4	(0.5)
Other operating expenses (2)	13.5	16.3	2.8
Restructuring and other exit costs (3)	0.5	—	(0.5)

______________________

(1)	Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments.

(2)	Includes allocation of corporate operating expenses of $2.8 million and $3.7 million for the three-month periods ended March 31, 2018 and 2017, respectively.

(3)	Primarily includes employee severance and related benefit costs. Does not include impairment of long-lived assets, which is not considered a component of adjusted pretax operating income.
Our Services segment is primarily a fee-for-service business that offers a broad array of services to market participants across the mortgage and real estate value chain, primarily through Clayton, Green River Capital, Red Bell, ValuAmerica and EnTitle Direct (which was acquired in March 2018). See “Overview—Other 2018 Developments —Services Acquisition.” These services comprise mortgage services, real estate services and title services that provide mortgage lenders, financial institutions, mortgage and real estate investors and government entities, among others, with information and other resources and services that are used to originate, evaluate, acquire, securitize, service and monitor residential real estate and loans secured by residential real estate.
Adjusted Pretax Operating Income (Loss). Our Services segment’s adjusted pretax operating loss was $7.6 million for the three months ended March 31, 2018, compared to an adjusted pretax operating loss of $9.4 million for the same period in 2017. The change in our adjusted pretax operating loss for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily driven by decreased operating expenses.
Services Revenue. Revenue decreased for the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to a decline in real estate services and title services transaction volumes. This decrease was generally in line with our expectations, as we continue to reposition our Services business to create more sustainable, recurring revenue sources.
For the three months ended March 31, 2018, the top 10 Services customers (which includes our affiliates) generated 44% of the Services segment’s revenues, as compared to 53% for the same period in 2017. Approximately 3% of the Services segment’s revenue for the three months ended March 31, 2018 related to sales to our affiliates, and has been eliminated in our consolidated results for all periods presented. The largest single customer generated approximately 11% of the Services segment’s revenue for both the three months ended March 31, 2018, and the same period in 2017.
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

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Gross Profit on Services. For the three months ended March 31, 2018, our gross profit on services represented 32% of our total services revenue, compared to 28% for the same period of 2017. The increase in our services gross profit percentage for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to the decrease in cost of services as a result of our restructuring actions in 2017.
Other Operating Expenses. Other operating expenses primarily consist of compensation costs not classified as cost of services because they are related to employees, such as sales and corporate employees, who are not directly involved in providing client services. Compensation-related costs for the three months ended March 31, 2018 represented 44% of the segment’s other operating expenses, compared to 54% for the same period in 2017. The decrease in compensation-related costs for the three months ended March 31, 2018, compared to the same period in 2017, is primarily due to the restructuring actions taken in 2017. Other operating expenses also include other selling, general and administrative expenses, depreciation, and allocations of corporate general and administrative expenses. Other operating expenses for the three months ended March 31, 2018 include allocations of corporate operating expenses of $2.8 million compared to $3.7 million for the same period in 2017. This decrease is primarily due to: (i) a decrease in the proportion of corporate expenses allocated to the Services segment and (ii) a decrease in expenses associated with retirement and consulting agreements incurred in the three months ended March 31, 2017; partially offset by higher compensation expense, including variable and incentive-based compensation. See “Results of Operations—Consolidated—Other Operating Expenses.”
Restructuring and other exit costs. For the three months ended March 31, 2018, restructuring and other exit costs include charges associated with our plan to restructure the Services business. The portion of these charges that are included in adjusted pretax operating income are primarily due to severance and related benefit costs. See “Overview” for more information.
Off-Balance Sheet Arrangements
There have been no material changes in off-balance sheet arrangements from those specified in our 2017 Form 10-K.
Contractual Obligations and Commitments
There have been no material changes outside of the ordinary course of business in our contractual obligations and commitments from those specified in our 2017 Form 10-K.
Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
Radian Group serves as the holding company for our insurance and other subsidiaries and does not have any operations of its own. At March 31, 2018, Radian Group had available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of $203 million. This amount: (i) includes $89 million deposited with the IRS (which may be recalled by us at any time) in connection with the IRS Matter and (ii) excludes certain additional cash and liquid investments that have been advanced to Radian Group from our subsidiaries for corporate expenses and interest payments. Total liquidity, which also includes our undrawn $225 million unsecured revolving credit facility entered into in October 2017, was $428 million as of March 31, 2018. See “—Sources of Liquidity” below. Borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Radian Group’s insurance and reinsurance subsidiaries as well as growth initiatives. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details.
During the first quarter of 2018, available holding company liquidity was reduced by the Company’s purchase of Radian Group common stock under its share repurchase program and the acquisition of EnTitle Direct.
On August 9, 2017, Radian Group’s board of directors renewed the Company’s share repurchase program, authorizing the Company to repurchase up to $50 million of its common stock. During the three months ended March 31, 2018, we purchased 531,013 shares at an average price of $18.84 per share, including commissions. At March 31, 2018, purchase authority of up to $40.0 million remained available under this program, which expires on July 31, 2018. Radian Group has purchased an additional $15 million of common stock in April 2018, which reduced available holding company liquidity from the amount reported above. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase program. See “Overview—Other 2018 Developments” for additional information on EnTitle Direct.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Radian Group’s principal liquidity demands for the next 12 months are expected to include: (i) the payment of corporate expenses, including taxes; (ii) interest payments on our outstanding debt obligations; (iii) as discussed further below, payments to the U.S. Treasury resulting from the anticipated settlement of our IRS Matter; (iv) the payment of dividends on our common stock and (v) the potential use of up to $40.0 million to repurchase Radian Group common stock pursuant to the existing share repurchase program ($15 million of which was used for the purchases made in April 2018 and, based on current market conditions, we expect to utilize the remaining amounts prior to the expiration of the program in July 2018). Radian Group’s liquidity demands for the next 12 months or in future periods could also include: (i) capital support for Radian Guaranty and our other insurance subsidiaries; (ii) repayments, repurchases or early redemptions of portions of our debt and (iii) potential investments to support our strategy for growing our businesses.
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on most of our outstanding debt obligations. Payments of these corporate expenses for the next 12 months, excluding interest payments on our debt, are expected to be approximately $75 million, most of which is expected to be reimbursed by our subsidiaries under our expense-sharing arrangements. For the same period, payments of interest on our debt obligations are expected to be approximately $55.4 million, most of which is expected to be reimbursed by our subsidiaries under our expense-sharing arrangements. See “—Radian Group—Long-Term Liquidity Needs—Services.” The expense-sharing arrangements between Radian Group and our insurance subsidiaries, as amended, have been approved by the applicable insurance departments, but such approval may be modified or revoked at any time.
Capital Support for Subsidiaries. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain eligible insurers of loans purchased by the GSEs. Radian Guaranty currently is an approved mortgage insurer under the PMIERs, and is in compliance with the PMIERs financial requirements. At March 31, 2018, Radian Guaranty’s Available Assets under the PMIERs totaled approximately $3.7 billion, resulting in an excess or “cushion” of approximately $526 million, or 16%, over its Minimum Required Assets of approximately $3.2 billion. See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details regarding the capital requirements of our subsidiaries.
The PMIERs require Radian to maintain significantly more Minimum Required Assets for delinquent loans than for performing loans. Therefore, the increase in reported delinquencies from hurricane-affected areas resulted in an elevated level of the Company’s Minimum Required Assets as of March 31, 2018, compared to levels prior to the hurricanes, as a result of increased new primary defaults received subsequent to those two disasters. The Company expects these Minimum Required Assets to decrease by the end of 2018, consistent with our expectation that most of the hurricane-related defaults will cure. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

PMIERs EXCESS AVAILABLE RESOURCES

$1,000
$800
$600
$400
$200
$-
Value ($ in millions)
$680
$360
$320
$869
$225
$194
$450
$919
$225
$168
$526
Represents 29% of Minimum Required Assets of $3.2 billion
Credit Facility
Radian Group Liquidity, net (1)
PMIERs Cushion (3)
March 31, 2017
December 31, 2017 (2)
March 31, 2018 (2)

______________________

(1)	Represents Radian Group’s Liquidity, net of the $35 million minimum liquidity requirement under the unsecured revolving credit facility.

(2)
The amendment to the 2016 Single Premium QSR Transaction which became effective as of December 31, 2017, and the $100 million of cash and marketable securities that Radian Group transferred to Radian Guaranty in December 2017 in exchange for a Surplus Note both had the effect of increasing the amount of Radian Guaranty’s cushion under the PMIERs financial requirements at December 31, 2017. These increases were partially offset by an elevated level of Minimum Required Assets at December 31, 2017 and March 31, 2018, due to the increase in reported delinquencies from hurricane-affected areas, which is expected to be temporary, as discussed above.

(3)	Represents Radian Guaranty’s excess of Available Assets over its Minimum Required Assets, calculated in accordance with the PMIERs financial requirements.
The PMIERs specifically provide that the factors applied to determine a mortgage insurer’s Minimum Required Assets may be updated every two years, or more frequently, as determined by the GSEs. As previously announced, Radian Guaranty received, on a confidential basis, proposed changes to the PMIERs. Based on this information, which has been subject to comment by the private mortgage insurance industry, Radian expects to be able to fully comply with the proposed PMIERs and to maintain an excess of Available Assets over Minimum Required Assets under the PMIERs as of their effective date, which is expected to be no earlier than the end of 2018, without a need to take further actions to do so. Radian’s expectation is not dependent upon the existing intercompany Surplus Note, and is based on its projections for positive operating results in 2018, its strong capital position and the benefits of its reinsurance programs. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about the PMIERs. If our projections turn out to be inaccurate, our holding company liquidity of $203 million and the $225 million unsecured revolving credit facility could be utilized to enhance Radian Guaranty’s PMIERs cushion, as necessary, subject to a $35 million minimum liquidity requirement under our unsecured revolving credit facility.
Radian Guaranty’s Risk-to-capital as of March 31, 2018 was 12.6 to 1. See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements for more information. Our combined Risk-to-capital, which represents the consolidated Risk-to-capital measure for all of our Mortgage Insurance subsidiaries, was 11.9 to 1 as of March 31, 2018. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The NAIC is in the process of reviewing the minimum capital and surplus requirements for mortgage insurers and has been considering changes to the Model Act. In May 2016, a working group of state regulators released an exposure draft of a risk-based capital framework to establish capital requirements for mortgage insurers. While the timing and outcome of this process is not known, in the event the NAIC adopts changes to the Model Act, we expect that the capital requirements in states that adopt the new Model Act may increase as a result of the changes. However, we continue to believe the changes to the Model Act will not result in financial requirements that require greater capital than the level currently required under the PMIERs financial requirements.
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
Dividends. Our quarterly common stock dividend currently is $0.0025 per share and, based on our current outstanding shares of common stock, we would require approximately $2.2 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of March 31, 2018, our capital surplus was $3.1 billion, representing our dividend limitation under Delaware law.
IRS Matter. In April 2018, Radian was notified that the JCT had no objection to the terms of the Company’s previously disclosed proposed settlement with the IRS, which we now expect to occur within the next several months. The IRS is expected to retain approximately $35 million of our $89 million deposit currently held by them in connection with the IRS Matter. Therefore, since this deposit is included in our available holding company liquidity, one of the expected impacts of the final settlement is a reduction in Radian’s available holding company liquidity of approximately $35 million. However, the Company expects to recognize in the second quarter of 2018 a net positive impact to tax expense, net income and book value. See “Overview—Other 2018 Developments” for additional information.
Radian Group will not be reimbursed for any portion of this potential settlement under the tax-sharing arrangements with its subsidiaries, as a result of an intercompany assumption and indemnification agreement related to certain of these Deficiency Amounts. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the IRS Matter.
Sources of Liquidity. In addition to available cash and marketable securities, Radian Group’s principal sources of cash to fund future short-term liquidity needs include payments made to Radian Group under expense- and tax-sharing arrangements with its subsidiaries. See also “—Services.” Pursuant to our tax-sharing agreements, our operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if they were not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may receive cash from its operating subsidiaries that is in excess of Radian Group’s consolidated federal tax payment obligation. In 2018, Radian expects to pay minimal federal tax payments to the IRS, other than for the anticipated settlement related to the IRS Matter. See “—IRS Matter,” above. As a result, in 2018, under the provisions of our tax-sharing agreements, Radian Group expects to receive cash payments from certain of its subsidiaries that are in excess of Radian Group’s consolidated federal tax payment obligations.
In addition to the primary sources of liquidity listed above, on October 16, 2017, Radian Group entered into a three-year, $225 million unsecured revolving credit facility with a syndicate of bank lenders. Borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Radian Group’s insurance and reinsurance subsidiaries as well as growth initiatives. At March 31, 2018, the full $225 million remains undrawn and available under the facility. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
If Radian Group’s current sources of liquidity are insufficient for Radian Group to fund its obligations during the next 12 months, or if we otherwise decide to increase our liquidity position, Radian Group may seek additional capital, including by incurring additional debt, issuing additional equity, or selling assets, which we may not be able to do on favorable terms, if at all.

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
Radian Group—Long-Term Liquidity Needs
In addition to our short-term liquidity needs discussed above, our most significant needs for liquidity beyond the next 12 months are:

(1)	the repayment of our outstanding Senior Notes, consisting of:

•	$158.6 million principal amount of outstanding debt due in June 2019;

•	$234.1 million principal amount of outstanding debt due in June 2020;

•	$197.7 million principal amount of outstanding debt due in March 2021;

•	$450.0 million principal amount of outstanding debt due in October 2024; and

(2)	potential additional capital contributions to our subsidiaries.
As of March 31, 2018, certain of our subsidiaries have incurred NOLs that could not be carried-back and utilized on a separate company tax return basis. As a result, we are not currently obligated under our tax-sharing agreement to reimburse these subsidiaries for their separate company NOL carryforward. However, if in a future period, our consolidated NOL is fully utilized before a subsidiary has utilized its share of NOL carryforwards on a separate entity basis, then Radian Group may be obligated to fund such subsidiary’s share of our consolidated tax liability to the IRS. Certain subsidiaries, including Clayton, currently have NOLs on a separate entity basis that are available for future utilization. However, we do not expect to fund material obligations related to these subsidiary NOLs. See also “—Radian Group—Short-Term Liquidity Needs—Sources of Liquidity.”
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
Under Pennsylvania’s insurance laws, ordinary dividends and other distributions may only be paid out of an insurer’s positive unassigned surplus, measured as of the end of the prior fiscal year. Despite the fact that Radian Guaranty and Radian Reinsurance maintained significant positive statutory capital balances, Radian Guaranty and Radian Reinsurance had negative unassigned surplus at December 31, 2017 of $765.0 million and $112.1 million, respectively. Therefore, no ordinary dividends or other distributions can be paid by these subsidiaries in 2018. Due in part to the need to set aside contingency reserves, we do not expect that Radian Guaranty or Radian Reinsurance will have positive unassigned surplus, and therefore will not have the ability to pay ordinary dividends, for the foreseeable future. Under Pennsylvania’s insurance laws, an insurer may request an Extraordinary Dividend, but payment is subject to the approval of the Pennsylvania Insurance Commissioner.
There can also be no assurance that our Services segment will generate sufficient cash flow to pay dividends. See “—Services” below.
Mortgage Insurance
As of March 31, 2018, our Mortgage Insurance segment maintained claims paying resources of $4.4 billion on a statutory basis, which consists of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves.
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

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

In August 2016, Radian Guaranty and Radian Reinsurance became members of the FHLB. As members, they may borrow from the FHLB, subject to certain conditions, which include the need to post collateral. Advances from the FHLB may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing to purchase additional investment securities that have similar durations, for the purpose of generating additional earnings from our investment securities portfolio with minimal incremental risk. As of March 31, 2018, there were $25.6 million of FHLB advances outstanding.
The principal sources of liquidity in our mortgage insurance business currently include insurance premiums, net investment income, cash flows from investment sales and maturities and FHLB advances or capital contributions from Radian Group. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a substantial portion of the funds necessary to satisfy their claim payments, operating expenses and taxes for the foreseeable future.
Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain eligible insurers of loans purchased by the GSEs. Radian Guaranty currently is an approved mortgage insurer under the PMIERs and is in compliance with the PMIERs financial requirements. See “—Radian Group—Short-Term Liquidity Needs—Capital Support for Subsidiaries” and Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
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
Services
As of March 31, 2018, our Services segment maintained cash and cash equivalents totaling $7.7 million, which included restricted cash of $1.5 million.
The principal demands for liquidity in our Services segment include: (i) the payment of employee compensation and other operating expenses, including those allocated from Radian Group; (ii) reimbursements to Radian Group for interest payments related to the original issued amount of the Senior Notes due 2019; and (iii) dividends to Radian Group, if any. In addition, during the remainder of 2018, the Services segment expects to pay approximately $2.5 million in cash related to its restructuring plan. See “Overview—Business Strategy” for additional information.
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
The Services segment has not generated sufficient cash flows to pay dividends to Radian Group. Additionally, while cash flow has been sufficient to pay the Services segment’s direct operating expenses, it has not been sufficient to reimburse Radian Group for $75 million of its accumulated allocated operating expense and interest expense. We do not expect that the Services segment will be able to bring its reimbursement obligations current in the foreseeable future. In the event the cash flow from operations of the Services segment is not adequate to fund all of its needs, Radian Group may provide additional funds to the Services segment in the form of a capital contribution or an intercompany note.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

(In thousands)	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$118,447	$83,932
Investing activities	(119,740)	48,534
Financing activities	35,154	(107,914)
Effect of exchange rate changes on cash and restricted cash	(1)	24
Increase (decrease) in cash and restricted cash	$33,860	$24,576

Operating Activities. Our most significant source of operating cash flows is from premiums received from our insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our insured policies and our operating expenses. Net cash provided by operating activities totaled $118.4 million for the three months ended March 31, 2018, compared to $83.9 million for the same period in 2017. This increase in net cash provided by operating activities in the three months ended March 31, 2018, compared to the same period in 2017, was principally the result of an increase in net premiums written, combined with a reduction in claims paid.
Investing Activities. Net cash used in investing activities increased in the three months ended March 31, 2018, compared to the same period in 2017, primarily as a result of an increase in purchases, net of proceeds, of fixed-maturity investments available for sale, partially offset by an increase in proceeds, net of purchases, from equity securities.
Financing Activities. Net cash provided by financing activities increased for the three months ended March 31, 2018, as compared to net cash used in financing activities during the same period in 2017. For the three months ended March 31, 2018 our primary financing activities included an increase in secured borrowings, partially offset by an increase in the purchases of our common shares. During the three months ended March 31, 2017, cash used in financing activities primarily related to the settlement of our obligations on the remaining $68 million aggregate principal amount of our Convertible Senior Notes due 2019. These obligations were settled in cash in the amount of $110.1 million during the three months ended March 31, 2017.
See “Item 1. Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.
Stockholders’ Equity
Stockholders’ equity increased by $52.4 million from December 31, 2017 to March 31, 2018. The net increase in stockholders’ equity resulted primarily from our net income of $114.5 million for the three months ended March 31, 2018, partially offset by: (i) net unrealized losses on investments of $57.5 million and (ii) shares repurchased under our share repurchase program. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
During the first quarter of 2018, Radian’s holding company debt-to-capital ratio decreased to 25.2% at March 31, 2018 from 25.5% at December 31, 2017 and 25.7% at March 31, 2017.

Glossary
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
Critical Accounting Policies
As of the filing date of this report, there were no significant changes in our critical accounting policies from those discussed in our 2017 Form 10-K. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for accounting pronouncements issued but not yet adopted that may impact the Company’s consolidated financial position, earnings, cash flows or disclosures.
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

Glossary

The following table illustrates the sensitivity of our investment portfolio to both interest-rate risk and credit-spread risk:

	Short-term and Available for Sale		Trading
($ in millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Carrying value of fixed income investment portfolio (1)	$4,063.3	$4,009.8	$563.4	$606.4
Percentage of fixed income investment portfolio compared to total investment portfolio (2)	86.2%	85.8%	12.0%	13.0%
Average duration of fixed income portfolio	4.3 years	4.4 years	5.1 years	5.1 years

Interest-rate risk increase/(decrease) in market value
+100 basis points - $	$(165.7)	$(169.8)	$(27.3)	$(29.7)
+100 basis points - % (3)	(4.1)%	(4.2)%	(4.9)%	(4.9)%
- 100 basis points - $	$179.8	$184.7	$30.0	$32.5
- 100 basis points - % (3)	4.4%	4.6%	5.3%	5.4%

Credit-spread risk increase (decrease) in market value
+100 basis points - $	$(181.2)	$(183.8)	$(27.9)	$(30.4)
+100 basis points - % (3)	(4.5)%	(4.6)%	(5.0)%	(5.0)%
- 100 basis points - $	$155.7	$148.6	$23.2	$24.6
- 100 basis points - % (3)	3.8%	3.7%	4.1%	4.1%
______________________

(1)
Total fixed income securities include fixed-maturity investments available for sale, trading securities and short-term investments and exclude reinvested cash collateral held under securities lending agreements. At March 31, 2018, fixed income securities shown above also include $75.9 million invested in certain fixed income exchange-traded funds that are classified as equity securities in our condensed consolidated balance sheets, as well as $39.3 million in fixed income securities loaned under securities lending agreements that are classified as other assets in our condensed consolidated balance sheets.

(2)
Total investment portfolio comprises total investments per the consolidated balance sheets including securities loaned under securities lending agreements that are classified as other assets in our consolidated balance sheets.

(3)	Change in value expressed as a percentage of the market value of the related fixed income portfolio.
The average duration of our total fixed income portfolio was 4.5 years at December 31, 2017, compared to 4.4 years at March 31, 2018. To assist us in setting duration targets for the investment portfolio, we analyze: (i) the interest-rate sensitivities of our liabilities, including prepayment risk associated with premium cash flows and credit losses; (ii) entity specific cash flows under various economic scenarios; (iii) return, volatility and correlation of specific asset classes and the interconnection with our liabilities; and (iv) our current risk appetite.
Securities Lending Agreements. Radian Guaranty and Radian Reinsurance from time to time enter into certain short-term securities lending agreements with third-party Borrowers for the purpose of increasing the yield on our investment securities portfolio with minimal incremental risk. Market factors, including changes in interest rates, credit spreads and equity prices, may impact the timing or magnitude of cash outflows for the return of cash collateral. For the purpose of illustrating our interest-rate risk and credit-spread risk, we have included our fixed income securities loaned in the sensitivity table above. As of March 31, 2018 and December 31, 2017, the carrying value of these securities was $44.4 million and $28.0 million, respectively.
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
Foreign Exchange Rate Risk
As of March 31, 2018 and December 31, 2017, we did not hold any foreign currency denominated securities in our investment portfolio. Exchange gains and losses on foreign currency transactions from our foreign operation have not been material due to its limited amount of business. Currency risk is further limited because, in general, both the revenues and expenses of our foreign operation are denominated in the same functional currency, based on the country in which the operation occurs.
Equity Market Price
Equity Investments at March 31, 2018. At March 31, 2018, the market value and cost of the equity securities in our investment portfolio were $111.0 million and $112.3 million, respectively. These amounts include market value and cost of fixed income exchange-traded funds of $75.9 million and $76.7 million, respectively, which are subject to interest-rate risk and credit-spread risk consistent with our other fixed income securities. Therefore, these fixed income exchange-traded funds have been included in the table above for purposes of illustrating our sensitivity to these risks.
The remaining $35.1 million and $35.6 million of market value and cost, respectively, of equity securities at March 31, 2018, consists of publicly-traded business development company equity securities and equity-related exchange-traded funds. Due to our limited basis in these investments at March 31, 2018, our exposure to changes in equity market prices is not significant.
Equity Investments at December 31, 2017. At December 31, 2017, the market value and cost of the equity securities in our investment portfolio were $162.8 million and $163.1 million, respectively. These amounts include market value and cost of fixed income exchange-traded funds of $134.0 million and $135.0 million, respectively, which are subject to interest-rate risk and credit-spread risk consistent with our other fixed income securities. Therefore, these fixed income exchange-traded funds have been included in the table above for purposes of illustrating our sensitivity to these risks.
The remaining $28.8 million and $28.1 million of market value and cost, respectively, of equity securities at December 31, 2017, consists of publicly-traded business development company equity securities and equity-related exchange-traded funds. Due to our limited basis in these investments at December 31, 2017, our exposure to changes in equity market prices was not significant.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2018, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
During the three-month period ended March 31, 2018, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Glossary

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
We attempted to reach a compromised settlement with the Internal Revenue Service Office of Appeals, but in September 2014 we received Notices of Deficiency covering the 2000 through 2007 tax years that assert unpaid taxes and penalties of $157 million. The Deficiency Amount has not been reduced to reflect our NOL carryback ability. On December 3, 2014, we petitioned the U.S. Tax Court to litigate the Deficiency Amount. On September 1, 2015, we received a notice that the case had been scheduled for trial. However, the parties jointly filed, and the U.S. Tax Court approved, motions for continuance in this matter to postpone the trial date. Also, in February 2016, the U.S. Tax Court approved a joint motion to consolidate for trial, briefing and opinion our case with a similar case involving MGIC Investment Corporation. During 2016, we held several meetings with the IRS in an attempt to reach a settlement on the issues presented in our dispute. In October 2017, the parties informed the U.S. Tax Court that they believed they had reached agreement in principle on all issues in the dispute. In November 2017, as required by law, the agreement was reported to the JCT for review.
In April 2018, we were notified that the JCT had no objection to the terms of the agreement and that the IRS is working toward finalizing the settlement, which we now expect to occur within the next several months. While the expected impact of the final settlement will reduce our available holding company liquidity by approximately $35 million, we expect to recognize in the second quarter of 2018 a net positive impact to tax expense of approximately $30 million. This estimated benefit is primarily related to the lower than expected interest accrued on the tax deficiency and the impact of the remeasurement of our deferred taxes, due to the enactment of the TCJA during the fourth quarter of 2017. This amount does not include any potential related benefit from the impact on our state or local uncertain tax positions. However, over the next twelve months, we expect to record a material reduction to these liabilities for unrecognized tax benefits.
We expect to complete the IRS settlement in the coming months. However, if the settlement is not completed, then the ongoing litigation could take several years to resolve and may result in substantial legal expenses. We can provide no assurance regarding the outcome of any such litigation or whether a settlement with the IRS will ultimately be reached. If we are unable to complete the settlement, or the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a materially different impact than we currently expect on our effective tax rate, results of operations and cash flows. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the IRS Matter.

Glossary

Ocwen Loan Servicing, LLC and Homeward Residential, Inc. (collectively, “Ocwen”) filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against Radian Guaranty (the “Complaint”) alleging breach of contract and bad faith claims and seeking monetary damages and declaratory relief. Ocwen has also initiated similar legal proceedings against several other mortgage insurers. On December 17, 2016, Ocwen separately filed a parallel arbitration petition against Radian Guaranty before the American Arbitration Association (“AAA”) asserting substantially the same allegations (the “Arbitration”). Ocwen’s filings together listed 9,420 mortgage insurance certificates issued under multiple insurance policies, including pool insurance policies, as subject to the dispute. On June 5, 2017, Ocwen filed an amended complaint and an amended petition (collectively, the “Amended Filings”) with both the court and the AAA, respectively, together listing 8,870 certificates as subject to the dispute. In December 2017 and January 2018, Ocwen and Radian Guaranty filed motions for partial summary judgment on a small number of bellwether certificates selected from the certificates subject to the court proceedings (“Bellwether Certificates”). On February 1, 2018, the trial judge issued an Order and Memorandum decision granting in part and denying in part both parties’ motions for partial summary judgment (subsequently clarified by Orders of March 5 and 29, 2018), and ordering the parties to proceed to trial on certain claims regarding a portion of the Bellwether Certificates. On April 11, 2018, the parties entered into a confidential agreement with respect to all certificates subject to the dispute. The confidential agreement resolved certain categories of claims involved in the dispute and, on April 12, 2018, the parties filed a stipulation of voluntary dismissal of the federal court proceeding and the trial judge issued an Order dismissing all claims and counterclaims subject to the parties’ agreement. Radian Guaranty was not required to make any payment in connection with this confidential agreement. Pursuant to the confidential agreement, the parties: (1) dismissed the federal court proceeding; (2) narrowed the scope of the dispute to Ocwen’s breach of contract claims seeking payment of insurance benefits on approximately 2,500 certificates that Ocwen was previously pursuing through the Amended Filings; and (3) agreed to resolve the remaining dispute through the Arbitration. Radian Guaranty believes that Ocwen’s allegations and claims in the legal proceedings described above are without merit and legally deficient, and plans to defend these claims vigorously. We are not able to estimate a reasonably possible loss, if any, or range of loss in this matter because of the preliminary stage of the Arbitration.
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
The legal and regulatory matters discussed above and in our 2017 Form 10-K could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. Management believes, based on current knowledge and after consultation with counsel, that the outcome of such actions will not have a material adverse effect on our consolidated financial condition. However, the outcome of litigation and other legal and regulatory matters and proceedings is inherently uncertain, and it is possible that one or more of the matters currently pending or threatened could have an unanticipated adverse effect on our liquidity, financial condition or results of operations for any particular period.
Item 1A. Risk Factors.
There have been no material changes to our risk factors from those previously disclosed in our 2017 Form 10-K.

Glossary

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuance of Unregistered Securities
During the three months ended March 31, 2018, no equity securities of Radian Group were sold that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended March 31, 2018.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Share repurchase program
1/1/2018 to 1/31/2018	—		—	$—
2/1/2018 to 2/28/2018	—		—	$—
3/1/2018 to 3/31/2018	543,329	$18.88	531,013	$40,007,485
Total	543,329		531,013	$40,007,485

______________________

(1)	Includes 12,316 shares tendered by employees as payment of taxes withheld on the vesting of certain restricted stock awards granted under the Company’s equity compensation plans.

(2)
On August 9, 2017, Radian Group’s board of directors renewed the Company’s share repurchase program that enables it to spend up to $50 million to repurchase its common stock. Pursuant to this authorization, during the three months ended March 31, 2018, we purchased a total of 531,013 shares at an average price of $18.84, which includes commissions. This share repurchase program expires on July 31, 2018. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Item 6. Exhibits

Exhibit No.	Exhibit Name

*12	Statement of Ratio of Earnings to Fixed Charges

*31	Rule 13a - 14(a) Certifications

**32	Section 1350 Certifications

*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017; (iv) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity for the three months ended March 31, 2018, and 2017; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018, and 2017; and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

______________________
*   Filed herewith.
** Furnished herewith.

Glossary

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

May 9, 2018	/s/ J. FRANKLIN HALL
J. Franklin Hall
Senior Executive Vice President, Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller