Form 10-Q
period 2018-06-30
RADIAN GROUP INC
filed 2018-08-06
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 213,290,215 shares of common stock, $0.001 par value per share, outstanding on August 2, 2018.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list defines various abbreviations and acronyms used throughout this report, including the Condensed Consolidated Financial Statements, the Notes to Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Term	Definition
2014 Master Policy	Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which became effective October 1, 2014
2016 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in the first quarter of 2016 and subsequently amended in the fourth quarter of 2017
2017 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2017
2018 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in October 2017 to cede a portion of Single Premium NIW beginning January 1, 2018
ABS	Asset-backed securities
Alt-A	Alternative-A loans, representing loans for which the underwriting documentation is generally limited as compared to fully documented loans (considered a non-prime loan grade)
Available Assets	As defined in the PMIERs, assets primarily including the liquid assets of a mortgage insurer, and reduced by premiums received but not yet earned
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

GAAP	Accounting principles generally accepted in the U.S.
Green River Capital	Green River Capital LLC, a wholly-owned subsidiary of Clayton
GSEs	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
HARP	Home Affordable Refinance Program. See “Item 1. Business—Regulation—Federal Regulation—Homeowner Assistance Programs” in our 2017 Form 10-K for more information.
IBNR	Losses incurred but not reported
IIF	Insurance in force, equal to the aggregate unpaid principal balances of the underlying loans
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
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
Mortgage Insurance
Radian’s Mortgage Insurance business segment, which provides credit-related insurance coverage, principally through private mortgage insurance, as well as other credit risk management solutions to mortgage lending institutions and mortgage investors

MPP Requirement
Certain states’ statutory or regulatory risk-based capital requirement that the mortgage insurer must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels

NAIC	National Association of Insurance Commissioners
NIW	New insurance written
NOL
Net operating loss; for tax purposes, accumulated during years a company reported more tax deductions than taxable income. NOLs may be carried back or carried forward a certain number of years, depending on each jurisdiction, when the NOL occurs and the type of legal entity, thus reducing a company’s tax liability

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

Post-legacy	The time period subsequent to 2008
Post-legacy Portfolio	Mortgage insurance on loans written subsequent to 2008
Prior Master Policy	Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which was in effect prior to the effective date of its 2014 Master Policy
QSR Program	The quota share reinsurance agreements entered into with a third-party reinsurance provider in the second and fourth quarters of 2012, collectively
Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Group	Radian Group Inc.
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group
Radian Reinsurance	Radian Reinsurance Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group
RBC States	Risk-based capital states, which are those states that currently impose a statutory or regulatory risk-based capital requirement
Red Bell	Red Bell Real Estate, LLC, a wholly-owned subsidiary of Clayton
Reinstatements	Reversals of previous Rescissions, Claim Denials and Claim Curtailments
REMIC	Real Estate Mortgage Investment Conduit
REO	Real estate owned
Rescission	Our legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies if we determine that a loan did not qualify for insurance
RIF
Risk in force; for primary insurance, RIF is equal to the underlying loan unpaid principal balance multiplied by the insurance coverage percentage, whereas for Pool Insurance, it represents the remaining exposure under the agreements

Risk-to-capital	Under certain state regulations, a minimum ratio of statutory capital calculated relative to the level of net RIF

Term	Definition
RMBS	Residential mortgage-backed securities
S&P	Standard & Poor’s Financial Services LLC
SAB 118	Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” issued by the SEC staff in December 2017
SAPP	Statutory accounting principles and practices include those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Senior Notes due 2017	Our 9.000% unsecured senior notes due June 2017 ($195.5 million original principal amount, of which the remaining outstanding principal was redeemed in August 2016)
Senior Notes due 2019	Our 5.500% unsecured senior notes due June 2019 ($300 million original principal amount)
Senior Notes due 2020	Our 5.250% unsecured senior notes due June 2020 ($350 million original principal amount)
Senior Notes due 2021	Our 7.000% unsecured senior notes due March 2021 ($350 million original principal amount)
Senior Notes due 2024	Our 4.500% unsecured senior notes due October 2024 ($450 million original principal amount)
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

Single Premium QSR Program	The 2016 Single Premium QSR Agreement and the 2018 Single Premium QSR Agreement, collectively
Stage of Default	The stage a loan is in relative to the foreclosure process, based on whether a foreclosure sale has been scheduled or held
Statutory RBC Requirement	Risk-based capital requirement imposed by the RBC States, requiring a minimum surplus level and, in certain states, a minimum ratio of statutory capital relative to the level of risk
Surplus Note	An intercompany 0.000% surplus note issued by Radian Guaranty to Radian Group
TCJA	H.R. 1, known as the Tax Cuts and Jobs Act, signed into law on December 22, 2017
Time in Default	The time period from the point a loan reaches default status (based on the month the default occurred) to the current reporting date
U.S.	The United States of America
U.S. Treasury	United States Department of the Treasury
VA	U.S. Department of Veterans Affairs
ValuAmerica	ValuAmerica, Inc., a wholly-owned subsidiary of Clayton

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

•
changes in the charters or business practices of, or rules or regulations imposed by or applicable to, the GSEs, which may include changes in the requirements to remain an approved insurer to the GSEs, the GSEs’ interpretation and application of the PMIERs, as well as potential future changes to the PMIERs requirements which, among other things, may be impacted by the general economic environment and housing market, as well as the proposed Conservator Capital Framework (“CCF”) that would establish capital requirements for the GSEs, if the CCF is finalized;

•	changes in the current housing finance system in the U.S., including the role of the FHA, the GSEs and private mortgage insurers in this system;

•	any disruption in the servicing of mortgages covered by our insurance policies, as well as poor servicer performance;

•	a significant decrease in the Persistency Rates of our mortgage insurance on monthly premium products;

•	competition in our mortgage insurance business, including price competition and competition from the FHA and VA as well as from other forms of credit enhancement;

•	the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act on the financial services industry in general, and on our businesses in particular;

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

•	the amount and timing of potential settlements, payments or adjustments associated with federal or other tax examinations;

Glossary

•
the possibility that we may fail to estimate accurately the likelihood, magnitude and timing of losses in establishing loss reserves for our mortgage insurance business or in assessing our ability to comply with the proposed PMIERs when implemented, including the accuracy of our estimates of our Available Assets and Minimum Required Assets under the proposed PMIERs, which will be impacted by, among other things, the size and mix of our IIF, the level of defaults in our portfolio, and the level of cash flow generated by our insurance operations;

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

Glossary

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in thousands, except per-share amounts)	June 30, 2018	December 31, 2017

Assets
Investments (Note 5)
Fixed-maturities available for sale—at fair value (amortized cost $3,659,311 and $3,426,217)	$3,586,055	$3,458,719
Trading securities—at fair value	535,634	606,401
Equity securities—at fair value (at December 31, 2017, classified as available for sale with related cost of $163,106)	122,977	162,830
Short-term investments—at fair value (includes $39,224 and $19,357 of reinvested cash collateral held under securities lending agreements)	626,060	415,658
Other invested assets—at fair value (amortized cost at December 31, 2017)	3,193	334
Total investments	4,873,919	4,643,942
Cash	95,573	80,569
Restricted cash	9,152	15,675
Accounts and notes receivable	94,848	72,558
Deferred income taxes, net (Note 9)	171,293	229,567
Goodwill and other intangible assets, net (Note 6)	59,179	64,212
Prepaid reinsurance premium	405,447	386,509
Other assets (Note 8)	430,077	407,849
Total assets	$6,139,488	$5,900,881

Liabilities and Stockholders’ Equity
Unearned premiums	$741,296	$723,938
Reserve for losses and loss adjustment expense (“LAE”) (Note 10)	451,542	507,588
Senior notes (Note 11)	1,028,687	1,027,074
Reinsurance funds withheld	331,776	288,398
Other liabilities (Note 12)	385,051	353,845
Total liabilities	2,938,352	2,900,843
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: par value $0.001 per share; 485,000,000 shares authorized at June 30, 2018 and December 31, 2017; 230,875,884 and 233,416,989 shares issued at June 30, 2018 and December 31, 2017, respectively; 213,232,370 and 215,814,188 shares outstanding at June 30, 2018 and December 31, 2017, respectively	231	233
Treasury stock, at cost: 17,643,514 and 17,602,801 shares at June 30, 2018 and December 31, 2017, respectively	(894,610)	(893,888)
Additional paid-in capital	2,715,426	2,754,275
Retained earnings	1,438,032	1,116,333
Accumulated other comprehensive income (loss) (Note 15)	(57,943)	23,085
Total stockholders’ equity	3,201,136	3,000,038
Total liabilities and stockholders’ equity	$6,139,488	$5,900,881

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2018	2017	2018	2017
Revenues:
Net premiums earned—insurance	$251,344	$229,096	$493,894	$450,896
Services revenue	36,828	37,802	69,992	75,829
Net investment income	37,473	30,071	71,429	61,103
Net gains (losses) on investments and other financial instruments	(7,404)	5,331	(26,291)	2,480
Other income	1,016	612	1,823	1,358
Total revenues	319,257	302,912	610,847	591,666
Expenses:
Provision for losses	19,337	17,222	56,620	64,135
Policy acquisition costs	5,996	6,123	13,113	12,852
Cost of services	24,205	25,635	47,331	54,010
Other operating expenses	70,184	68,750	133,427	137,127
Restructuring and other exit costs (Note 1)	925	—	1,476	—
Interest expense	15,291	16,179	30,371	32,117
Loss on induced conversion and debt extinguishment	—	1,247	—	5,703
Impairment of goodwill (Note 6)	—	184,374	—	184,374
Amortization and impairment of other intangible assets	2,748	18,856	5,496	22,152
Total expenses	138,686	338,386	287,834	512,470
Pretax income (loss)	180,571	(35,474)	323,013	79,196
Income tax provision (benefit)	(28,378)	(8,132)	(422)	30,066
Net income (loss)	$208,949	$(27,342)	$323,435	$49,130

Net income (loss) per share:
Basic	$0.98	$(0.13)	$1.50	$0.23
Diluted	$0.96	$(0.13)	$1.48	$0.22

Weighted-average number of common shares outstanding—basic	213,976	215,152	215,049	215,054
Weighted-average number of common and common equivalent shares outstanding—diluted	217,830	215,152	218,741	220,474

Dividends per share	$0.0025	$0.0025	$0.0050	$0.0050

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017

Net income	$208,949	$(27,342)	$323,435	$49,130
Other comprehensive income, net of tax (Note 15):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(27,804)	20,239	(88,447)	27,606
Less: Reclassification adjustment for net gains (losses) included in net income	(1,336)	(1,167)	(4,468)	(2,798)
Net unrealized gains (losses) on investments	(26,468)	21,406	(83,979)	30,404
Unrealized foreign currency translation adjustments	—	74	3	108
Other comprehensive income (loss), net of tax	(26,468)	21,480	(83,976)	30,512
Comprehensive income	$182,481	$(5,862)	$239,459	$79,642

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2018	2017
Common Stock
Balance, beginning of period	$233	$232
Issuance of common stock under incentive and benefit plans	1	1
Shares repurchased under share repurchase program (Note 14)	(3)	—
Balance, end of period	231	233

Treasury Stock
Balance, beginning of period	(893,888)	(893,332)
Repurchases of common stock under incentive plans	(722)	(199)
Balance, end of period	(894,610)	(893,531)

Additional Paid-in Capital
Balance, beginning of period	2,754,275	2,779,891
Issuance of common stock under incentive and benefit plans	1,579	3,840
Share-based compensation	9,622	7,676
Impact of extinguishment of convertible senior notes	—	(52,352)
Cumulative effect of adopting the accounting standard update for share-based payment transactions	—	756
Termination of capped calls (Note 11)	—	4,083
Change in equity component of currently redeemable convertible senior notes	—	(16)
Shares repurchased under share repurchase program (Note 14)	(50,050)	(6)
Balance, end of period	2,715,426	2,743,872

Retained Earnings
Balance, beginning of period	1,116,333	997,890
Net income	323,435	49,130
Dividends declared	(1,073)	(1,076)
Cumulative effect of adopting the accounting standard update for financial instruments	2,061	—
Cumulative effect of adopting the accounting standard update for the reclassification of certain tax effects from accumulated other comprehensive income	(2,724)	—
Cumulative effect of adopting the accounting standard update for share-based payment transactions, net of tax	—	(491)
Balance, end of period	1,438,032	1,045,453

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	23,085	(12,395)
Cumulative effect of adopting the accounting standard update for financial instruments	224	—
Cumulative effect of adopting the accounting standard update for the reclassification of certain tax effects from accumulated other comprehensive income	2,724	—
Net unrealized gains (losses) on investments, net of tax	(83,979)	30,404
Net foreign currency translation adjustment, net of tax	3	108
Balance, end of period	(57,943)	18,117

Total Stockholders’ Equity	$3,201,136	$2,914,144
See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$300,822	$206,412
Cash flows from investing activities:
Proceeds from sales of:
Fixed-maturity investments available for sale	348,082	649,687
Trading securities	16,639	130,022
Equity securities	82,701	18,103
Proceeds from redemptions of:
Fixed-maturity investments available for sale	219,825	260,848
Trading securities	33,849	43,603
Purchases of:
Fixed-maturity investments available for sale	(807,204)	(1,147,875)
Equity securities	(52,357)	(193,409)
Sales, redemptions and (purchases) of:
Short-term investments, net	(205,566)	201,942
Other assets and other invested assets, net	293	412
Purchases of property and equipment, net	(12,328)	(13,444)
Acquisitions, net of cash acquired	(634)	(86)
Net cash provided by (used in) investing activities	(376,700)	(50,197)
Cash flows from financing activities:
Dividends paid	(1,073)	(1,076)
Purchases and redemptions of senior notes	—	(141,686)
Proceeds from termination of capped calls	—	4,083
Issuance of common stock	810	3,123
Purchase of common shares	(50,053)	(6)
Credit facility commitment fees paid	(405)	—
Change in secured borrowings (Note 12)	119,631	—
Proceeds from secured borrowings (with terms greater than 3 months)	15,544	—
Repayment of other borrowings	(94)	(140)
Net cash provided by (used in) financing activities	84,360	(135,702)
Effect of exchange rate changes on cash and restricted cash	(1)	77
Increase (decrease) in cash and restricted cash	8,481	20,590
Cash and restricted cash, beginning of period	96,244	61,814
Cash and restricted cash, end of period	$104,725	$82,404

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
Mortgage Insurance
Our Mortgage Insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, as well as other credit risk management solutions, to mortgage lending institutions and mortgage investors. We provide our mortgage insurance products and services mainly through our wholly-owned subsidiary, Radian Guaranty. Private mortgage insurance plays an important role in the U.S. housing finance system because it promotes affordable home ownership and helps protect mortgage lenders, investors and other beneficiaries by mitigating default-related losses on residential mortgage loans. Generally, these loans are made to home buyers who make down payments of less than 20% of the purchase price for their home or, in the case of refinancings, have less than 20% equity in their homes. Private mortgage insurance also facilitates the sale of these low down payment loans in the secondary mortgage market, most of which are currently sold to the GSEs. Our total direct primary mortgage insurance RIF was $53.9 billion as of June 30, 2018.
The GSEs and state insurance regulators impose various capital and financial requirements on our insurance subsidiaries. These include Risk-to-capital, other risk-based capital measures and surplus requirements, as well as the PMIERs financial requirements discussed below. Failure to comply with these capital and financial requirements may limit the amount of insurance that our insurance subsidiaries may write or prohibit our insurance subsidiaries from writing insurance altogether. The GSEs and state insurance regulators also possess significant discretion with respect to our insurance subsidiaries and all aspects of their businesses. See Note 16 for additional regulatory information.
PMIERs. In order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. At June 30, 2018, Radian Guaranty is an approved mortgage insurer under the PMIERs and is in compliance with the PMIERs financial requirements.
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
The PMIERs financial requirements require that a mortgage insurer’s Available Assets meet or exceed its Minimum Required Assets. The GSEs may amend the PMIERs at any time, and they have broad discretion to interpret the requirements, which could impact the calculation of Radian Guaranty’s Available Assets and/or Minimum Required Assets. During the second quarter of 2018, Radian Guaranty received, on a confidential basis, a revised draft of the GSEs’ proposed changes to the PMIERs that takes into consideration, among other things, comments previously provided by private mortgage insurers to the GSEs and the FHFA. Based on this information, when the proposed PMIERs become effective, which we expect to be at the end of the first quarter of 2019, Radian expects to be able to fully comply with the proposed PMIERs and to maintain an excess of Available Assets over Minimum Required Assets under the PMIERs.
From time to time, we enter into reinsurance transactions as part of our strategy to manage our capital position and risk profile, which includes managing Radian Guaranty’s position under the PMIERs financial requirements. The credit that we receive under the PMIERs financial requirements for these transactions is subject to periodic review by the GSEs.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Services
Our Services segment is primarily a fee-for-service business that offers a broad array of services to market participants across the mortgage and real estate value chain. These services comprise mortgage services, real estate services and title services, including technology-based and turn-key solutions, that provide information and other resources and services used to originate, evaluate, acquire, securitize, service and monitor residential real estate and loans secured by residential real estate. We provide these services to, among others, mortgage lenders, financial institutions, mortgage and real estate investors and government entities.
Our mortgage services include transaction management services such as loan review, RMBS securitization and distressed asset reviews, servicer and loan surveillance and underwriting. We offer a comprehensive suite of real estate services that includes software solutions and platforms, as well as digitally delivered services, including: REO asset management; review and valuation services related to single family rental properties; real estate valuation services and real estate brokerage services. Our title services include title search, title insurance, settlement and closing services.
2018 Developments
Capital and Liquidity Actions. On August 9, 2017, Radian Group’s board of directors renewed the Company’s share repurchase program, authorizing the Company to repurchase up to $50 million of its common stock. During the three and six months ended June 30, 2018, the Company purchased 2,491,843 and 3,022,856 shares, respectively, at an average price of $16.07 and $16.56 per share, respectively, including commissions. At June 30, 2018, there was no remaining purchase authority under this program. See Note 14 for additional information.
Restructuring and Other Exit Costs. As a result of the Company’s continued implementation of its 2017 plan to restructure the Services business, in the three months ended June 30, 2018, pretax restructuring charges of $0.9 million were recognized, which include: (i) $1.0 million in cash expenses and (ii) an adjustment to the previously recognized loss related to the sale of our EuroRisk business. For the six months ended June 30, 2018, pretax restructuring charges of $1.5 million were recognized, all of which represented cash expenses. We expect to incur additional pretax charges of approximately $1.4 million under this restructuring plan, including approximately $1.1 million in cash payments. These remaining charges are expected to be recognized by December 31, 2018. The total estimated restructuring charges of approximately $2.9 million during 2018 are expected to consist of: (i) asset impairment charges of approximately $0.2 million; (ii) employee severance and benefit costs of approximately $1.0 million; (iii) facility and lease termination costs of approximately $1.5 million; and (iv) contract termination and other restructuring costs of approximately $0.2 million. See Notes 1 and 7 of Notes to Consolidated Financial Statements in our 2017 Form 10-K for additional information, including the events that led to the restructuring plan.
IRS Matter. Radian has reached a settlement with the IRS which resolves the issues and concludes all disputes relating to the IRS Matter. In the three-month period ended June 30, 2018, we recorded tax benefits of $73.6 million, which includes both the impact of the settlement with the IRS as well as the reversal of certain previously accrued state and local tax liabilities. Under the terms of the settlement, Radian will submit to the IRS approximately $31 million of its $89 million “qualified deposits” with the U.S. Treasury, and the remaining balance will be returned to Radian. Therefore, the liquidity impact of the settlement is a decrease in available holding company liquidity of $31 million. See Note 9 for additional information.
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
Other Significant Accounting Policies
See Note 2 of Notes to Consolidated Financial Statements in our 2017 Form 10-K for information regarding other significant accounting policies. There have been no significant changes in our significant accounting policies from those discussed in our 2017 Form 10-K, other than described below, including in “—Revenue Recognition—Services” and “—Recent Accounting Pronouncements—Accounting Standards Adopted During 2018.”
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
The majority of our revenue-generating transactions are not subject to the new standard as this update did not change revenue recognition principles related to our investments and insurance products, which together represented the majority of our total revenue for the six months ending June 30, 2018 and are subject to other GAAP guidance discussed elsewhere within our disclosures. This update is primarily applicable to revenues from our Services segment. See “—Business Overview—Services” for information about the services we offer.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The table below represents the disaggregation of Services revenues by revenue type:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Services segment revenue
Mortgage Services	$16,346	$17,782	$30,335	$36,153
Real Estate Services	19,301	15,463	37,204	32,477
Title Services	2,461	6,730	4,735	11,434
Total (1)	$38,108	$39,975	$72,274	$80,064
______________________

(1)
Includes inter-segment revenues of $0.9 million and $1.9 million for the three and six months ended June 30, 2018 and $2.2 million and $4.2 million for the three and six months ended June 30, 2017, respectively. For both the three- and six-month periods ended June 30, 2018, amounts exclude $2.4 million of Services segment net premiums earned—insurance and net investment income, as both are excluded from the scope of the revenue recognition standard. See Note 3 for segment information.

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

(In thousands)	June 30, 2018	December 31, 2017
Accounts Receivable - Services Contracts	$11,705	$17,391
Unbilled Receivables - Services Contracts	16,478	22,257
Deferred Revenues - Services Contracts	3,814	3,235
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
Recent Accounting Pronouncements
Accounting Standards Adopted During 2018. In May 2014, the FASB issued an update to the accounting standard regarding revenue recognition. In July 2015, the FASB delayed the effective date for this updated standard for public companies to interim and annual periods beginning after December 15, 2017, and subsequently issued various clarifying updates. Our adoption of this standard, effective January 1, 2018, had no impact on our financial statements. The disclosures required by this update are included above in “—Revenue Recognition—Services.”
In January 2016, the FASB issued an update that makes certain changes to the standard for the accounting of financial instruments. Among other things, the update requires: (i) equity investments to be measured at fair value with changes in fair value recognized in net income; (ii) the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset; and (iv) separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update also eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This update is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. In February 2018, the FASB issued technical corrections related to this update, which addresses common questions regarding the application and adoption of the new guidance and the subsequent amendments. As a result of adopting these updates, equity securities are no longer classified as available for sale securities and changes in fair value are recognized through earnings. Consequently, we recorded a cumulative effect adjustment to retained earnings from accumulated other comprehensive income representing unrealized losses related to equity securities in the amount of $0.2 million, net of tax. In addition, we elected to utilize net asset value as a practical expedient to measure certain other investments, which resulted in an increase to other invested assets with an offset to retained earnings in the amount of $2.3 million, net of tax. Our adoption of both these updates effective January 1, 2018 resulted in a net increase to retained earnings of $2.1 million. See Notes 4 and 5 for additional information.
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

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Accounting Standards Not Yet Adopted. In February 2016, the FASB issued an update that replaces the existing accounting and disclosure requirements for leases of property, plant and equipment. The update requires lessees to recognize, as of the lease commencement date, assets and liabilities for all leases with lease terms of more than 12 months, which is a change from the current GAAP requirement to recognize only capital leases on the balance sheet. Pursuant to the new standard, the liability initially recognized for the lease obligation is equal to the present value of the lease payments not yet made, discounted over the lease term at the implicit interest rate of the lease, if available, or otherwise at the lessee’s incremental borrowing rate. The lessee is also required to recognize an asset for its right to use the underlying asset for the lease term, based on the liability subject to certain adjustments, such as for initial direct costs. Leases are required to be classified as either operating or finance, with expense on operating leases recorded as a single lease cost on a straight-line basis. For finance leases, interest expense on the lease liability is required to be recognized separately from the straight-line amortization of the right-of-use asset. Quantitative disclosures are required for certain items, including the cost of leases, the weighted-average remaining lease term, the weighted-average discount rate and a maturity analysis of lease liabilities. Additional qualitative disclosures are also required regarding the nature of the leases, such as basis, terms and conditions of: (i) variable interest payments; (ii) extension and termination options; and (iii) residual value guarantees. This update, and the clarifying update issued in July 2018, is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted by applying the new guidance as of the beginning of the earliest comparative period presented, using a modified retrospective transition approach with certain optional practical expedients. We are currently in the process of identifying our current leases that are subject to the scope of this standard and evaluating the impact on our financial statements and future disclosures as a result of this update. We expect to recognize right-of-use assets and related obligations upon adoption of this update. Most recently, in late July 2018 the FASB issued a further update containing certain targeted improvements to the accounting and disclosure requirements for leases, including an additional (and optional) transition method to recognize the cumulative-effect adjustment as of the beginning of the period of adoption, rather than recognizing the cumulative-effect adjustment as of the beginning of the earliest comparative period presented. We are currently evaluating the impact of the targeted improvements on our financial statements and future disclosures. See Note 13 of Notes to Consolidated Financial Statements in our 2017 Form 10-K for additional information about our leases.
In June 2016, the FASB issued an update to the accounting standard regarding the measurement of credit losses on financial instruments. This update requires that financial assets measured at their amortized cost basis be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities are to be recorded through an allowance for credit losses, rather than a write-down of the asset, with the amount of the allowance limited to the amount by which fair value is less than amortized cost. This update is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This update is not applicable to credit losses associated with our mortgage insurance policies. We are currently evaluating the impact on our financial statements and future disclosures as a result of this update.
In March 2017, the FASB issued an update to the accounting standard regarding receivables. The new standard requires certain premiums on purchased callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount will not be impacted. The provisions of this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of this update to have a material effect on our financial statements and disclosures.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

2. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding, while diluted net income per share is computed by dividing net income attributable to common shareholders by the sum of the weighted-average number of common shares outstanding and the weighted-average number of dilutive potential common shares. Dilutive potential common shares relate to our share-based compensation arrangements and our outstanding convertible senior notes, if any.
The calculation of basic and diluted net income per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2018	2017	2018	2017
Net income (loss)—basic	$208,949	$(27,342)	$323,435	$49,130
Adjustment for dilutive Convertible Senior Notes due 2019, net of tax (1)	—	—	—	(215)
Net income (loss)—diluted	$208,949	$(27,342)	$323,435	$48,915

Average common shares outstanding—basic	213,976	215,152	215,049	215,054
Dilutive effect of Convertible Senior Notes due 2017	—	—	—	602
Dilutive effect of Convertible Senior Notes due 2019	—	—	—	922
Dilutive effect of share-based compensation arrangements (2)	3,854	—	3,692	3,896
Adjusted average common shares outstanding—diluted	217,830	215,152	218,741	220,474

Net income (loss) per share:

Basic	$0.98	$(0.13)	$1.50	$0.23

Diluted	$0.96	$(0.13)	$1.48	$0.22
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

(2)
There were no dilutive shares for the three months ended June 30, 2017, as a result of our net loss for the period. The following number of shares of our common stock equivalents issued under our share-based compensation arrangements and convertible debt, if any, were not included in the calculation of diluted net income (loss) per share because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Shares of common stock equivalents	484	5,975	351	442
Shares of Convertible Senior Notes due 2017	—	509	—	—
3. Segment Reporting
We have two strategic business units that we manage separately—Mortgage Insurance and Services. Adjusted pretax operating income (loss) for each segment represents segment results on a standalone basis; therefore, inter-segment eliminations and reclassifications required for consolidated GAAP presentation have not been reflected.
We allocate to our Mortgage Insurance segment: (i) corporate expenses based on its forecasted annual percentage of total revenue, which approximates the estimated percentage of time spent on the Mortgage Insurance segment; (ii) all interest expense (except for interest expense related to an intercompany note with terms consistent with the original issued amount of $300 million from the Senior Notes due 2019 that were used to fund our purchase of Clayton, all of which is allocated to our Services segment); and (iii) all corporate cash and investments.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

We allocate to our Services segment: (i) corporate expenses based on its forecasted annual percentage of total revenue, which approximates the estimated percentage of time spent on the Services segment and (ii) the allocated interest expense related to the intercompany note as described above. No material corporate cash or investments are allocated to the Services segment. Inter-segment activities are recorded at market rates for segment reporting and eliminated in consolidation.
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

Summarized operating results for our segments for the periods indicated, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Mortgage Insurance
Net premiums written—insurance (1)	$251,958	$241,307	$489,938	$465,972
(Increase) decrease in unearned premiums	(2,990)	(12,211)	1,580	(15,076)
Net premiums earned—insurance	248,968	229,096	491,518	450,896
Net investment income	37,447	30,071	71,403	61,103
Other income	621	612	1,428	1,358
Total (2)	287,036	259,779	564,349	513,357

Provision for losses	19,362	17,714	56,753	64,946
Policy acquisition costs	5,996	6,123	13,113	12,852
Other operating expenses before corporate allocations	33,262	37,939	65,150	77,228
Total (3)	58,620	61,776	135,016	155,026
Adjusted pretax operating income before corporate allocations	228,416	198,003	429,333	358,331
Allocation of corporate operating expenses	20,136	15,894	38,713	30,080
Allocation of interest expense	10,840	11,748	21,469	23,257
Adjusted pretax operating income	$197,440	$170,361	$369,151	$304,994
______________________

(1)	Net of ceded premiums written under the QSR Program and the Single Premium QSR Program. See Note 7 for additional information.

(2)
Excludes net losses on investments and other financial instruments of $7.4 million and $26.3 million for the three and six months ended June 30, 2018, and net gains on investments and other financial instruments of $5.3 million and $2.5 million for the three and six months ended June 30, 2017, not included in adjusted pretax operating income.

(3)Includes inter-segment expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Inter-segment expenses	$885	$2,173	$1,887	$4,235

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Services
Net premiums earned—insurance (1)	$2,376	$—	$2,376	$—
Services revenue (2)	37,713	39,975	71,879	80,064
Net investment income (1)	26	—	26	—
Other income (1)	395	—	395	—
Total (2)	40,510	39,975	74,676	80,064

Provision for losses (1)	53	—	53	—
Cost of services	24,357	25,962	47,627	54,652
Other operating expenses before corporate allocations	14,015	12,803	24,759	25,407
Restructuring and other exit costs (3)	1,055	—	1,580	—
Total	39,480	38,765	74,019	80,059
Adjusted pretax operating income (loss) before corporate allocations	1,030	1,210	657	5
Allocation of corporate operating expenses	3,010	3,404	5,794	7,122
Allocation of interest expense	4,451	4,431	8,902	8,860
Adjusted pretax operating income (loss)	$(6,431)	$(6,625)	$(14,039)	$(15,977)
______________________

(1)	Results from inclusion of the operations of EnTitle Direct, a national title insurance and settlement services company, acquired in March 2018.
(2)Includes inter-segment revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Inter-segment revenues	$885	$2,173	$1,887	$4,235

(3)	Does not include impairment of long-lived assets and loss from the sale of a business line, which is not a component of adjusted pretax operating income.
Selected balance sheet information for our segments, as of the periods indicated, is as follows:

	At June 30, 2018
(In thousands)	Mortgage Insurance	Services	Total
Total assets	$5,949,845	$189,643	$6,139,488

	At December 31, 2017
(In thousands)	Mortgage Insurance	Services	Total
Total assets	$5,733,918	$166,963	$5,900,881

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The reconciliation of adjusted pretax operating income to consolidated pretax income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Adjusted pretax operating income (loss):
Mortgage Insurance (1)	$197,440	$170,361	$369,151	$304,994
Services (1)	(6,431)	(6,625)	(14,039)	(15,977)
Total adjusted pretax operating income	191,009	163,736	355,112	289,017

Net gains (losses) on investments and other financial instruments	(7,404)	5,331	(26,291)	2,480
Loss on induced conversion and debt extinguishment	—	(1,247)	—	(5,703)
Acquisition-related expenses (2)	(416)	(64)	(416)	(72)
Impairment of goodwill	—	(184,374)	—	(184,374)
Amortization and impairment of other intangible assets	(2,748)	(18,856)	(5,496)	(22,152)
Impairment of other long-lived assets and loss from the sale of a business line (3)	130	—	104	—
Consolidated pretax income (loss)	$180,571	$(35,474)	$323,013	$79,196
______________________

(1)	Includes inter-segment expenses and revenues as listed in the notes to the preceding tables.

(2)	Acquisition-related expenses represent expenses incurred to effect the acquisition of a business, net of adjustments to accruals previously recorded for acquisition expenses.

(3)	Included within restructuring and other exit costs. See Note 1.
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
4. Fair Value of Financial Instruments
Available for sale securities, trading securities, equity securities and certain other assets are recorded at fair value. All changes in the fair value of trading securities, equity securities and certain other assets are included in our condensed consolidated statements of operations. All changes in the fair value of available for sale securities are recorded in accumulated other comprehensive income. As a result of our implementation of the update to the standard for the accounting of financial instruments, we elected to measure certain other investments using the net asset value as a practical expedient. See Note 1 “—Significant Accounting Policies—Recent Accounting Pronouncements—Accounting Standards Adopted During 2018” for additional information. There were no other changes to our fair value methodologies during the six months ended June 30, 2018.
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
The following is a list of assets that are measured at fair value by hierarchy level as of June 30, 2018:

(In thousands)	Level I	Level II	Total
Assets at Fair Value
Investment Portfolio:
U.S. government and agency securities	$137,749	$19,457	$157,206
State and municipal obligations	—	351,085	351,085
Money market instruments	211,348	—	211,348
Corporate bonds and notes	—	2,331,887	2,331,887
RMBS	—	268,449	268,449
CMBS	—	527,098	527,098
Other ABS	—	693,672	693,672
Foreign government and agency securities	—	50,433	50,433
Equity securities	139,637	5,269	144,906
Other investments (1)	—	172,993	172,993
Total Investments at Fair Value (2)	488,734	4,420,343	4,909,077	(3)
Total Assets at Fair Value	$488,734	$4,420,343	$4,909,077	(3)
______________________

(1)	Comprising short-term certificates of deposit and commercial paper.

(2)
Does not include certain other invested assets ($3.2 million), primarily invested in limited partnership investments valued using the net asset value as a practical expedient. Includes cash collateral held under securities lending agreements ($39.2 million) reinvested in money market instruments.

(3)
Includes $38.4 million of securities loaned to third-party Borrowers under securities lending agreements, classified as other assets in our consolidated balance sheets. See Note 5 for more information.

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

There were no Level III assets measured at fair value at June 30, 2018 or December 31, 2017, and no Level III liabilities. There were no investment transfers between Level I, Level II or Level III for the three and six months ended June 30, 2018 and 2017.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value in our condensed consolidated balance sheets were as follows as of the dates indicated:

	June 30, 2018		December 31, 2017
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Other invested assets (1)	$—	$—	$334	$3,226
Liabilities:
Senior notes	1,028,687	1,040,249	1,027,074	1,093,934
______________________

(1)	As a result of implementing the update to the standard for the accounting of financial instruments effective January 1, 2018, other invested assets are no longer carried at amortized cost.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

5. Investments
Available for Sale Securities
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	June 30, 2018
(In thousands)	Amortized Cost	Fair Value		Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$72,811	$71,045	(1)	$1	$1,767
State and municipal obligations	136,649	137,699		2,957	1,907
Corporate bonds and notes	1,987,444	1,933,044		4,617	59,017
RMBS	249,577	243,659	(2)	1	5,919
CMBS	487,805	477,751		228	10,282
Other ABS	694,613	692,564		1,132	3,181
Foreign government and agency securities	46,826	46,290		116	652
Total fixed-maturities available for sale	$3,675,725	$3,602,052	(3)	$9,052	$82,725
______________________

(1)	Includes securities with a fair value of $10.6 million serving as collateral for FHLB advances.

(2)	Includes securities with a fair value of $112.2 million serving as collateral for FHLB advances.

(3)
Includes $16.0 million of fixed maturity securities loaned to third-party Borrowers under securities lending agreements, classified as other assets in our condensed consolidated balance sheets, as further described below.

	December 31, 2017
(In thousands)	Amortized Cost	Fair Value		Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$69,667	$69,396		$96	$367
State and municipal obligations	156,587	161,722		5,834	699
Corporate bonds and notes	1,869,318	1,894,886		33,620	8,052
RMBS	189,455	187,229		636	2,862
CMBS	451,595	453,394		3,409	1,610
Other ABS	672,715	674,548		2,655	822
Foreign government and agency securities	31,417	32,207		823	33
Total fixed-maturities available for sale	3,440,754	3,473,382	(1)	47,073	14,445
Equity securities available for sale (2)	176,349	176,065	(1)	1,705	1,989
Total debt and equity securities available for sale	$3,617,103	$3,649,447		$48,778	$16,434
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
For the six months ended June 30, 2018, we did not transfer any securities from the available for sale or trading categories.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Gross Unrealized Losses and Fair Value of Available for Sale Securities
For securities deemed “available for sale” and that are in an unrealized loss position, the following tables show the gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of June 30, 2018 and December 31, 2017 are loaned securities under securities lending agreements that are classified as other assets in our condensed consolidated balance sheets, as further described below.

	June 30, 2018
($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	8	$41,506	$1,253	3	$9,502	$514	11	$51,008	$1,767
State and municipal obligations	27	78,350	1,907	—	—	—	27	78,350	1,907
Corporate bonds and notes	406	1,548,096	50,572	29	119,977	8,445	435	1,668,073	59,017
RMBS	24	168,364	2,175	27	75,189	3,744	51	243,553	5,919
CMBS	76	436,659	9,898	8	8,222	384	84	444,881	10,282
Other ABS	124	423,815	3,063	10	15,436	118	134	439,251	3,181
Foreign government and agency securities	26	39,520	652	—	—	—	26	39,520	652
Total	691	$2,736,310	$69,520	77	$228,326	$13,205	768	$2,964,636	$82,725

	December 31, 2017
($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	6	$23,309	$129	3	$9,799	$238	9	$33,108	$367
State and municipal obligations	21	65,898	699	—	—	—	21	65,898	699
Corporate bonds and notes	152	672,318	4,601	32	139,105	3,451	184	811,423	8,052
RMBS	8	19,943	204	26	101,812	2,658	34	121,755	2,862
CMBS	35	139,353	1,395	4	3,518	215	39	142,871	1,610
Other ABS	92	260,864	777	7	8,297	45	99	269,161	822
Foreign government and agency securities	5	7,397	33	—	—	—	5	7,397	33
Equity securities	13	149,785	1,989	—	—	—	13	149,785	1,989
Total	332	$1,338,867	$9,827	72	$262,531	$6,607	404	$1,601,398	$16,434

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Although we held securities in an unrealized loss position as of June 30, 2018, we did not consider those securities to be other-than-temporarily impaired as of such date. For all investment categories, the unrealized losses of 12 months or greater duration as of June 30, 2018 were generally caused by interest rate or credit spread movements since the purchase date, and as such, we expect to recover the amortized cost basis of these securities. As of June 30, 2018, we did not have the intent to sell any debt securities in an unrealized loss position, and we determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis, which may be at maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at June 30, 2018.
Other-than-temporary Impairment Activity. To the extent we determine that a security is deemed to have had an other-than-temporary impairment, an impairment loss is recognized. During the six months ended June 30, 2018, we recorded other-than-temporary impairment losses in earnings of $0.8 million due to our intent to sell certain corporate and state and municipal bonds at a loss. While we recognized other-than-temporary impairment losses related to our intent to sell securities, there were no credit-related impairment losses recognized in earnings during the six months ended June 30, 2018. During the six months ended June 30, 2017, we recorded other-than-temporary impairment losses in earnings of $1.0 million, including $0.5 million related to a convertible note of a non-public company issuer included in debt securities and $0.5 million related to a privately-placed equity security, because we concluded that we would not recover the amortized cost basis of these securities due to credit deterioration. There were no other-than-temporary impairment losses recognized in accumulated other comprehensive income (loss) during the six months ended June 30, 2018 or the year ended December 31, 2017.
Trading Securities
The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

(In thousands)	June 30, 2018	December 31, 2017
Trading securities:
State and municipal obligations	$200,702	$214,841
Corporate bonds and notes	256,652	307,271
RMBS	24,790	29,520
CMBS	49,347	50,561
Foreign government and agency securities	4,143	4,241
Total (1)	$535,634	$606,434
______________________

(1)
At December 31, 2017, includes a de minimis amount of loaned securities under securities lending agreements that are classified as other assets in our consolidated balance sheets, as further described below.

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
Key balances related to our securities lending agreements consisted of the following as of the dates indicated:

(In thousands)	June 30, 2018	December 31, 2017
Loaned securities (1):
Corporate bonds and notes	$16,199	$13,862
Foreign government and agency securities	222	867
Equity securities	21,929	13,235
Total loaned securities, at fair value	$38,350	$27,964

Total loaned securities, at amortized cost	$39,503	$27,846
Securities collateral on deposit from Borrowers (2)	92	9,342
Reinvested cash collateral, at estimated fair value (3)	39,224	19,357
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

Net Gains (Losses) on Investments and Other Financial Instruments
Net gains (losses) on investments and other financial instruments consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net realized gains (losses):
Fixed-maturities available for sale	$(1,691)	$(1,180)	$(4,811)	$(3,689)
Equity securities	498	385	640	385
Trading securities	(112)	(349)	(650)	(6,043)
Short-term investments	(7)	(38)	(7)	(32)
Other invested assets	201	—	263	—
Other gains (losses)	23	—	35	18
Net realized gains (losses) on investments	(1,088)	(1,182)	(4,530)	(9,361)
Other-than-temporary impairment losses	—	(1,000)	(844)	(1,000)
Net unrealized gains (losses) on investment securities (1)	(5,733)	6,938	(18,537)	12,164
Total net gains (losses) on investments	(6,821)	4,756	(23,911)	1,803
Net gains (losses) on other financial instruments	(583)	575	(2,380)	677
Net gains (losses) on investments and other financial instruments	$(7,404)	$5,331	$(26,291)	$2,480

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

______________________

(1)
These amounts include unrealized gains (losses) on investment securities other than securities available for sale. For the three and six months ended June 30, 2017, the unrealized gains (losses) on investments exclude the net change in unrealized gains and losses on equity securities. Prior to the implementation of the update to the standard for the accounting of financial instruments effective January 1, 2018, the unrealized gains (losses) associated with equity securities were classified in accumulated other comprehensive income.

Net Unrealized Gains (Losses) on Investment Securities
The net changes in unrealized gains (losses) from trading securities and equity securities still held at period end were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net changes in unrealized gains (losses) (1):
Equity securities	$224	$—	$(702)	$—
Trading securities (2)	(5,801)	5,913	(16,801)	7,979
Net unrealized gains (losses) on investment securities	$(5,577)	$5,913	$(17,503)	$7,979
______________________

(1)
Related only to securities still held at period end. All amounts shown are included in net gains (losses) on investments and other financial instruments. Prior to the implementation of the update to the standard for the accounting of financial instruments effective January 1, 2018, the unrealized losses associated with equity securities were classified in accumulated other comprehensive income.

(2)	Includes a de minimis amount of net changes in unrealized gains (losses) related to short-term securities.
Contractual Maturities
The contractual maturities of fixed-maturity investments available for sale were as follows:

	June 30, 2018
	Available for Sale
(In thousands)	Amortized Cost	Fair Value
Due in one year or less (1)	$45,836	$45,694
Due after one year through five years (1)	789,095	774,712
Due after five years through 10 years (1)	1,012,314	973,838
Due after 10 years (1)	396,485	393,834
RMBS (2)	249,577	243,659
CMBS (2)	487,805	477,751
Other ABS (2)	694,613	692,564
Total (3)	$3,675,725	$3,602,052
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS and Other ABS are shown separately, as they are not due at a single maturity date.

(3)	Includes securities loaned under securities lending agreements.
Other
At June 30, 2018, Radian had an aggregate amount of $122.8 million of U.S. government and agency securities and RMBS, classified as fixed-maturities available for sale within our investment securities portfolio, serving as collateral for our FHLB advances. There were no FHLB advances outstanding at December 31, 2017. See Note 12 for additional information.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Securities on deposit with various state insurance commissioners amounted to $15.4 million and $11.8 million at June 30, 2018 and December 31, 2017, respectively.
6. Goodwill and Other Intangible Assets, Net
All of our goodwill and other intangible assets relate to our Services segment. The following table shows the changes in the carrying amount of goodwill for the year-to-date periods ended June 30, 2018 and December 31, 2017:

(In thousands)	Goodwill	Accumulated Impairment Losses	Net
Balance at December 31, 2016	$197,265	$(2,095)	$195,170
Goodwill acquired	126	—	126
Impairment losses	—	(184,374)	(184,374)
Balance at December 31, 2017	197,391	(186,469)	10,922
Goodwill acquired	—	—	—
Impairment losses	—	—	—
Balance at June 30, 2018	$197,391	$(186,469)	$10,922
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
In the second quarter of 2018, we performed a qualitative assessment of goodwill and other intangible assets and considered factors such as: (i) the decline in and timing of revenues during the second quarter of 2018 for the Services segment (as compared to the forecasted amounts for the same period); (ii) the current carrying amount of reporting unit and asset groupings; and (iii) our recent goodwill impairment test and recognition of impairment charges. Based on our qualitative assessment in the second quarter of 2018, we concluded that it is not “more likely than not” that the fair value of the Services reporting unit is less than its carrying amount as of June 30, 2018. In addition, we concluded that the carrying amounts of other intangible assets are supported by projected earnings. We monitor the performance of the Services segment each quarter, including through our annual impairment assessment planned for the fourth quarter of 2018.
For additional information on our accounting policies for goodwill and other intangible assets, see Note 2 of Notes to Consolidated Financial Statements in our 2017 Form 10-K.
Other Intangible Assets
The following is a summary of the gross and net carrying amounts and accumulated amortization of our other intangible assets as of the periods indicated:

	June 30, 2018
(In thousands)	Original Amount Acquired	Accumulated Amortization and Impairment	Net Carrying Amount
Client relationships (1)	$82,530	$(44,912)	$37,618
Technology (2)	15,250	(9,992)	5,258
Trade name and trademarks	8,340	(3,434)	4,906
Client backlog	6,680	(6,680)	—
Non-competition agreements	185	(173)	12
Licenses	463	—	463
Total	$113,448	$(65,191)	$48,257

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	December 31, 2017
(In thousands)	Original Amount Acquired	Accumulated Amortization	Net Carrying Amount
Client relationships (1)	$82,530	$(41,596)	$40,934
Technology (2)	15,250	(8,922)	6,328
Trade name and trademarks	8,340	(3,003)	5,337
Client backlog	6,680	(6,006)	674
Non-competition agreements	185	(168)	17
Total	$112,985	$(59,695)	$53,290
______________________

(1)	Includes an impairment charge of $14.9 million in the quarter ended June 30, 2017.

(2)	Includes an impairment charge of $0.9 million in the quarter ended June 30, 2017.
The estimated aggregate amortization expense for the remainder of 2018 and thereafter is as follows (in thousands):

2018	$6,934
2019	8,146
2020	6,827
2021	5,413
2022	4,881
2023	4,430
Thereafter	11,626
Total	$48,257
Generally, for tax purposes, substantially all of our goodwill and other intangible assets are deductible and will be amortized over a period of 15 years from acquisition.
7. Reinsurance
The effect of reinsurance on our mortgage insurance net premiums written and earned is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net premiums written—insurance:
Direct	$283,783	$260,647	$541,694	$500,292
Ceded (1)	(31,825)	(19,340)	(51,756)	(34,320)
Net premiums written—insurance	$251,958	$241,307	$489,938	$465,972
Net premiums earned—insurance:
Direct	$265,581	$243,229	$524,324	$479,291
Assumed	7	7	13	14
Ceded (1)	(16,620)	(14,140)	(32,819)	(28,409)
Net premiums earned—insurance	$248,968	$229,096	$491,518	$450,896
______________________

(1)	Net of profit commission.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Single Premium QSR Program
In the first quarter of 2016, Radian Guaranty entered into the 2016 Single Premium QSR Agreement with a panel of third-party reinsurers. Effective December 31, 2017, we amended the 2016 Single Premium QSR Agreement to increase the amount of ceded risk on performing loans under the agreement from 35% to 65% for the 2015 through 2017 vintages. As of the effective date, the result of this amendment increased the amount of risk ceded on Single Premium Policies, including for the purposes of calculating any future ceding commissions and profit commissions that Radian Guaranty will earn. It will also increase the future amounts of our ceded premiums and ceded losses. As of January 1, 2018, Radian Guaranty is no longer ceding NIW under this arrangement. RIF ceded under the 2016 Single Premium QSR Agreement was $6.6 billion and $4.1 billion as of June 30, 2018 and 2017, respectively.
In October 2017, we entered into the 2018 Single Premium QSR Agreement with a panel of third-party reinsurers. Under the 2018 Single Premium QSR Agreement, we expect to cede 65% of our Single Premium NIW beginning with the business written in January 2018, subject to certain conditions that may affect the amount ceded, including a limitation on ceded premium written equal to $335 million for policies issued between January 1, 2018 and December 31, 2019. Notwithstanding this limitation, the parties may mutually agree to amend the agreement, including with respect to any limitations on the amounts of insurance that may be ceded. RIF ceded under the 2018 Single Premium QSR Agreement was $1.0 billion as of June 30, 2018.
QSR Program
In 2012, Radian Guaranty entered into the QSR Program with a third-party reinsurance provider. Radian Guaranty has ceded the maximum amount permitted under the QSR Program and is no longer ceding NIW under these transactions. RIF ceded under the QSR Program was $1.0 billion and $1.4 billion as of June 30, 2018 and 2017, respectively.
See Note 8 of Notes to Consolidated Financial Statements in our 2017 Form 10-K for more information about our reinsurance transactions.
The following tables show the amounts related to the Single Premium QSR Program and the QSR Program for the periods indicated:

	Single Premium QSR Program
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Ceded premiums written (1)	$28,107	$13,856	$43,898	$22,816
Ceded premiums earned (1)	11,160	6,311	21,537	12,170
Ceding commissions written	9,880	5,134	16,501	8,846
Ceding commissions earned (2)	5,643	3,248	10,911	6,185
Ceded losses	1,013	464	1,913	1,037

	QSR Program
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Ceded premiums written (1)	$3,516	$5,059	$7,447	$10,516
Ceded premiums earned (1)	5,258	7,404	10,870	15,238
Ceding commissions written	1,012	1,446	2,140	3,005
Ceding commissions earned (2)	2,896	3,379	6,444	7,273
Ceded losses	6	(310)	252	260
______________________

(1)	Net of profit commission.

(2)	Includes amounts reported in policy acquisition costs and other operating expenses.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

8. Other Assets
The following table shows the components of other assets as of the dates indicated:

(In thousands)	June 30, 2018	December 31, 2017
Property and equipment (1)	$90,184	87,042
Deposit with the IRS (Note 9)	88,557	88,557
Corporate-owned life insurance	84,560	85,862
Loaned securities	38,350	27,964
Accrued investment income	33,762	31,389
Unbilled receivables	16,478	22,257
Deferred policy acquisition costs	16,266	16,987
Reinsurance recoverables	12,841	8,492
Other	49,079	39,299
Total other assets	$430,077	$407,849
______________________

(1)
Property and equipment at cost, less accumulated depreciation of $115.5 million and $106.0 million at June 30, 2018 and December 31, 2017, respectively. Depreciation expense was $4.8 million and $4.1 million for the three-month periods ended June 30, 2018 and 2017, respectively, and $9.5 million and $8.3 million for the six-month periods ended June 30, 2018 and 2017, respectively.

9. Income Taxes
For additional information on our income taxes, including our accounting policies and the TCJA, see Notes 1 and 10 of Notes to Consolidated Financial Statements in our 2017 Form 10-K.
Because the TCJA was passed late in the fourth quarter of 2017 and ongoing guidance and accounting interpretation is expected throughout 2018, as of December 31, 2017, we made provisional estimates for the effects of the TCJA in accordance with SAB 118. These provisional estimates primarily related to NOLs, loss reserves, tax depreciation, share-based compensation and state taxes. We expect to complete our analysis of all deferred tax balances by December 2018. As of June 30, 2018, we have not recorded any measurement period adjustments in accordance with SAB 118 to change our provisional amounts that were recorded as of December 31, 2017.
As of June 30, 2018, for federal income tax purposes, we have approximately $2.3 million of federal NOL carryforwards. These carryforwards were obtained as part of the acquisition of EnTitle Direct and, as such, their annual utilization amount is limited under IRC Section 382. However, we still expect to fully utilize these NOLs prior to their expiration in tax year 2037. We also have approximately $47.1 million of AMT credit carryforwards, which are expected to be utilized or refunded, because any AMT credits that are not fully utilized as a credit against our existing tax liabilities may be claimed as a refundable credit. Some portion of the refundable credit may be subject to sequestration under the provisions of the Balanced Budget and Emergency Deficit Reduction Act of 1985. However, we do not expect the amount potentially subject to sequestration to be material.
We are required to establish a valuation allowance against our deferred tax assets when it is more likely than not that all or some portion of our deferred tax assets will not be realized. At each balance sheet date, we assess our need for a valuation allowance and our assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our deferred tax assets will be realized in future periods. In making this assessment as of June 30, 2018, we determined that certain of our subsidiaries within Radian may continue to generate taxable losses on a separate company basis in the near term and may not be able to fully utilize certain of their state and local NOLs on their state and local tax returns. As of June 30, 2018, our valuation allowance is $57.1 million, which relates primarily to these separate company NOLs and other state tax timing adjustments.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

In July 2018, we finalized a settlement with the IRS related to adjustments we had been contesting that resulted from the examination by the IRS of our 2000 through 2007 consolidated federal income tax returns. The IRS was opposing the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests and proposed denying the associated tax benefits of these items. We appealed these proposed adjustments to the Internal Revenue Service Office of Appeals and made “qualified deposits” with the U.S. Treasury of $85 million in June 2008 relating to the 2000 through 2004 tax years and $4 million in May 2010 relating to the 2005 through 2007 tax years, in order to avoid the accrual of incremental above-market-rate interest with respect to the proposed adjustments.
We attempted to reach a compromised settlement with the Internal Revenue Service Office of Appeals, but in September 2014 we received Notices of Deficiency covering the 2000 through 2007 tax years that asserted unpaid taxes and penalties of $157 million. The Notices of Deficiency also reflected additional amounts due of $105 million, which were primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. See Footnote 10 of Notes to Consolidated Financial Statements in our 2017 Form 10-K.
In October 2017, the parties informed the U.S. Tax Court that they believed they had reached agreement in principle on all issues in the dispute. As required by law, this agreement was reported to the JCT for review, and in April 2018, we were notified that the JCT had no objection to the terms of the agreement and that the IRS was working towards finalizing the settlement decision documents.
In July 2018, the parties submitted final decision documents covering all years at issue (2000-2007) and on July 26, 2018 the Tax Court approved the settlement. This settlement with the IRS resolves the issues and concludes all disputes relating to the IRS Matter. In the three-month period ended June 30, 2018, we recorded tax benefits of $73.6 million, which includes both the impact of the settlement with the IRS as well as the reversal of certain previously accrued state and local tax liabilities. Under the terms of the settlement, we will submit to the IRS approximately $31 million of our $89 million “qualified deposits” with the U.S. Treasury and the remaining balance will be returned to us.
Due to the resolution of our long-standing IRS Matter, in the second quarter of 2018 we recognized a reduction in our gross unrecognized tax benefits. This reduction, which excludes deferred uncertain tax positions as well as interest and penalties, was approximately $88.6 million, and will be reflected in our annual reconciliation of uncertain tax positions. This amount includes the reversal of certain state and local unrecognized tax benefits relating to the IRS dispute.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

10. Losses and Loss Adjustment Expense
Our reserve for losses and LAE, at the end of each period indicated, consisted of:

(In thousands)	June 30, 2018	December 31, 2017
Mortgage insurance loss reserves	$448,094	$507,588
Services loss reserves (1)	3,448	—
Total reserve for losses and LAE	$451,542	$507,588
______________________

(1)
A majority of this amount is included in the reinsurance recoverables reported in other assets in our condensed consolidated balance sheet, and relates to the acquisition of EnTitle Direct, completed on March 27, 2018.

The following table shows our mortgage insurance reserve for losses and LAE by category at the end of each period indicated:

(In thousands)	June 30, 2018	December 31, 2017
Reserves for losses by category:
Prime	$255,284	$285,022
Alt-A and A minus and below	144,379	170,873
IBNR and other	14,246	16,021
LAE	12,228	13,349
Reinsurance recoverable (1)	9,317	8,315
Total primary reserves	435,454	493,580
Total pool reserves (2)	12,197	13,463
Total First-lien reserves	447,651	507,043
Other (3)	443	545
Total reserve for losses	$448,094	$507,588
______________________

(1)	Represents ceded losses on captive reinsurance transactions, the QSR Program and the Single Premium QSR Program.

(2)	Includes reinsurance recoverable of $24 thousand and $35 thousand as of June 30, 2018 and December 31, 2017, respectively.

(3)	Does not include our Second-lien premium deficiency reserve that is included in other liabilities.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table presents information relating to our mortgage insurance reserve for losses, including our IBNR reserve and LAE but excluding our Second-lien premium deficiency reserve, for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2018	2017
Balance at beginning of period	$507,588	$760,269
Less: Reinsurance recoverables (1)	8,350	6,851
Balance at beginning of period, net of reinsurance recoverables	499,238	753,418
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	67,286	88,906
Prior years	(11,311)	(24,721)
Total incurred	55,975	64,185
Deduct: Paid claims and LAE related to:
Current year (2)	1,091	1,027
Prior years	115,369	172,356
Total paid	116,460	173,383
Balance at end of period, net of reinsurance recoverables	438,753	644,220
Add: Reinsurance recoverables (1)	9,341	7,371
Balance at end of period	$448,094	$651,591
______________________

(1)	Related to ceded losses recoverable, if any, on captive reinsurance transactions, the QSR Program and the Single Premium QSR Program. See Note 7 for additional information.

(2)
Related to underlying defaulted loans with a most recent default notice dated in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

Reserve Activity
2018 Activity
Our mortgage insurance loss reserves at June 30, 2018 declined as compared to December 31, 2017, primarily as a result of the amount of paid claims continuing to outpace losses incurred related to new default notices reported in the current year. Reserves established for new default notices were the primary driver of our incurred losses for the six months ended June 30, 2018, and they were primarily impacted by the number of new primary default notices received in the period and our related gross Default to Claim Rate assumption applied to those new defaults, which was 9% as of June 30, 2018. The provision for losses during the first six months of 2018 was positively impacted by favorable reserve development on prior year defaults, which was primarily driven by a reduction during the period in certain Default to Claim Rate assumptions for these prior year defaults compared to the assumptions used at December 31, 2017. The reductions in Default to Claim Rate assumptions resulted from observed trends, primarily higher Cures than were previously estimated.
Following Hurricanes Harvey and Irma, which occurred in the third quarter of 2017, we observed an increase in new primary defaults from FEMA designated areas associated with these hurricanes. We expect most of these hurricane-related defaults to cure by the end of 2018, and at higher cure rates than the rates of our general population of defaults. We therefore assigned a 3% Default to Claim Rate assumption to the new primary defaults from FEMA Designated Areas associated with Hurricanes Harvey and Irma that were reported subsequent to those two natural disasters and through February 2018. These incremental defaults did not have a material impact on our provision for losses as of June 30, 2018 or December 31, 2017. However, the future reserve impact may be affected by various factors, including the pace of economic recovery in the FEMA Designated Areas.
Total claims paid decreased for the six months ended June 30, 2018, compared to the same period in 2017, consistent with the ongoing decline in the outstanding default inventory.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

2017 Activity
Our loss reserves at June 30, 2017 declined as compared to December 31, 2016, primarily as a result of the amount of paid claims and Cures continuing to outpace losses incurred related to new default notices reported in the current year. Reserves established for new default notices were the primary driver of our total incurred loss for the six months ended June 30, 2017, and they were primarily impacted by the number of new primary default notices received in the period and our related gross Default to Claim Rate assumption applied to those new defaults, which was 11% as of June 30, 2017. The provision for losses during the first six months of 2017 was positively impacted by favorable reserve development on prior year defaults, which was primarily driven by a reduction during the period in certain Default to Claim Rate assumptions for these prior year defaults compared to those used at December 31, 2016. The reductions in Default to Claim Rate assumptions resulted from observed trends, primarily higher Cures than were previously estimated. The positive development in prior year defaults was partially offset by a decrease in estimated rates of future Loss Mitigation Activities compared to those used at December 31, 2016.
Reserve Assumptions
Default to Claim Rate
Our aggregate weighted-average net Default to Claim Rate assumption (net of Claim Denials and Rescissions) used in estimating our primary reserve for losses was 35% at June 30, 2018, compared to 31% at December 31, 2017. This increase in the default to claim rate was entirely driven by a reduction in the number of defaults in FEMA Designated Areas associated with Hurricanes Harvey and Irma. Excluding the impact of defaults associated with these FEMA Designated Areas (which had a lower Default to Claim Rate of 3%), our aggregate weighted-average net Default to Claim Rate (net of Claim Denials and Rescissions) was 38% at both June 30, 2018 and December 31, 2018. As of June 30, 2018 our gross Default to Claim Rate assumptions on our primary portfolio ranged from 9% for new defaults, up to 68% for defaults not in foreclosure stage, and 75% for Foreclosure Stage Defaults. Our Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans grouped according to the period in which the default occurred, as measured by the progress toward foreclosure sale and the number of months in default. Our estimate of expected Rescissions and Claim Denials (net of expected Reinstatements) embedded in our estimated Default to Claim Rate is generally based on our recent experience. Consideration is also given to any differences in characteristics between those rescinded policies and denied claims and the loans remaining in our defaulted inventory.
Loss Mitigation
As our Legacy Portfolio has become a smaller percentage of our overall insured portfolio, a reduced amount of Loss Mitigation Activity has occurred with respect to the claims we receive, and we expect this general trend to continue. As a result, our future Loss Mitigation Activity is not expected to mitigate our paid losses significantly. The amount of estimated Loss Mitigation Activities incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of Rescissions, Claim Denials and Claim Curtailments on future claims, but also the volume and attributes of our defaulted insured loans, our estimated Default to Claim Rate and our estimated Claim Severity, among other assumptions. Our estimate of net future Loss Mitigation Activities has not materially impacted our loss reserves at June 30, 2018 or December 31, 2017.
Our reported Rescission, Claim Denial and Claim Curtailment activity in any given period is subject to challenge by our lender and servicer customers. We expect that a portion of previous Rescissions will be reinstated and previous Claim Denials will be resubmitted with the required documentation and ultimately paid; therefore, we have incorporated this expectation into our IBNR reserve estimate. Our IBNR reserve estimate of $6.2 million and $10.4 million at June 30, 2018 and December 31, 2017, respectively, includes reserves for this activity.
We also accrue for the premiums that we expect to refund to our lender customers in connection with our estimated Rescissions.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

11. Senior Notes
The carrying value of our senior notes at June 30, 2018 and December 31, 2017 was as follows:

(In thousands)		June 30, 2018	December 31, 2017
5.500%	Senior Notes due 2019	$157,975	$157,636
5.250%	Senior Notes due 2020	232,275	231,834
7.000%	Senior Notes due 2021	195,500	195,146
4.500%	Senior Notes due 2024	442,937	442,458
	Total Senior Notes	$1,028,687	$1,027,074
12. Other Liabilities
The following table shows the components of other liabilities as of the dates indicated:

(In thousands)	June 30, 2018	December 31, 2017
FHLB advances	$115,308	$—
Deferred ceding commission	92,070	89,907
Accrued compensation	39,621	67,687
Amount payable on the return of cash collateral under securities lending agreements	39,224	19,357
Current federal income taxes	8,807	96,740
Other	90,021	80,154
Total other liabilities	$385,051	$353,845
FHLB Advances
In August 2016, Radian Guaranty and Radian Reinsurance became members of the FHLB. As members, they may borrow from the FHLB, subject to certain conditions, which include the need to post collateral and the requirement to maintain a minimum investment in FHLB stock, in part depending on the level of their outstanding FHLB advances.
As of June 30, 2018, we had $115.3 million of fixed-rate advances outstanding with a weighted average interest rate of 2.21%. Interest on the FHLB advances is payable quarterly, or at maturity if the term of the advance is less than 90 days. As of June 30, 2018, $102.8 million of the FHLB advances mature in 2018, $6.5 million mature in 2019 and $6.0 million mature in 2023. Principal is due at maturity. For obligations with maturities greater than or equal to 90 days, we may prepay the debt at any time, subject to a prepayment fee calculation.
The FHLB advances are required to be collateralized by eligible assets with a market value that must be maintained at a minimum of approximately 103% to 105% of the principal balance of the FHLB advances (based on the eligible collateral we have provided at June 30, 2018, which consisted of an aggregate amount of $122.8 million in U.S. government and agency securities and RMBS from fixed-maturities available for sale within our investment securities portfolio).
Amount Payable on the Return of Cash Collateral under Securities Lending Agreements
We participate in a securities lending program through which we loan certain securities in our investment portfolio to Borrowers for short periods of time. These securities lending agreements, whereby we transfer securities to third parties through an intermediary in exchange for cash or other securities, are considered collateralized financing arrangements. Amounts payable on the return of cash collateral under securities lending agreements are classified as other liabilities in our condensed consolidated balance sheets. See Note 5 for additional information.

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
The credit facility contains customary representations, warranties, covenants, terms and conditions. Our ability to borrow under the credit facility is conditioned on the satisfaction of certain financial and other covenants, including covenants related to minimum net worth and statutory surplus, a maximum debt-to-capitalization level, limits on certain types of indebtedness and liens, minimum liquidity levels and Radian Guaranty’s eligibility as a private mortgage insurer with the GSEs. See Note 12 of Notes to Consolidated Financial Statements in our 2017 Form 10-K. At June 30, 2018, Radian Group was in compliance with all the covenants and there were no amounts outstanding under this revolving credit facility.
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
We also are periodically subject to reviews and audits, as well as inquiries, information-gathering requests and investigations. In connection with these matters, from time to time we receive requests and subpoenas seeking information and documents related to aspects of our business. In March 2017, Green River Capital, a subsidiary of Clayton, received a letter from the staff of the SEC stating that it is conducting an investigation captioned, “In the Matter of Certain Single Family Rental Securitizations,” and that it is requesting information from market participants. The letter requested that Green River Capital provide information regarding broker price opinions that Green River Capital provided on properties included in SFR securitization transactions. Green River Capital has been cooperating with the SEC in this matter.

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
Other
Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities). To allow our customers to comply with these regulations at that time, we typically were required, depending on the amount of credit enhancement we were providing, to provide: (i) audited financial statements for the insurance subsidiary participating in the transaction or (ii) a full and unconditional holding company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving $92.8 million of remaining credit exposure as of June 30, 2018.
14. Capital Stock
Share Repurchase Program
On August 9, 2017, Radian Group’s board of directors renewed the Company’s share repurchase program, authorizing the Company to repurchase up to $50 million of its common stock. The program authorized the Company to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. Pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, during the three and six months ended June 30, 2018, the Company purchased 2,491,843 and 3,022,856 shares, respectively, at an average price of $16.07 and $16.56 per share, respectively, including commissions. At June 30, 2018, there was no remaining purchase authority under this program.
Other Purchases
We may purchase shares on the open market to settle stock options exercised by employees and purchases under our Employee Stock Purchase Plan. In addition, upon the vesting of certain restricted stock awards or the auto-exercise of certain expiring stock options under our equity compensation plans, we may withhold from such vested or auto-exercised awards shares of our common stock to satisfy the tax liability and the stock option cost of the award recipients, as applicable.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

15. Accumulated Other Comprehensive Income (Loss)
The following table shows the rollforward of accumulated other comprehensive income (loss) as of the periods indicated:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(39,842)	$(8,367)	$(31,475)	$32,669	$9,584	$23,085
Cumulative effect of adopting the accounting standard update for financial instruments	—	—	—	284	60	224
Cumulative effect of adopting the accounting standard update for the reclassification of certain tax effects	—	—	—	—	(2,724)	2,724
Balance adjusted for cumulative effect of adopting accounting standard updates	(39,842)	(8,367)	(31,475)	32,953	6,920	26,033
OCI:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(35,194)	(7,390)	(27,804)	(111,957)	(23,510)	(88,447)
Less: Reclassification adjustment for net gains (losses) included in net income (1)	(1,691)	(355)	(1,336)	(5,655)	(1,187)	(4,468)
Net unrealized gains (losses) on investments	(33,503)	(7,035)	(26,468)	(106,302)	(22,323)	(83,979)
Unrealized foreign currency translation adjustments	—	—	—	4	1	3
OCI	(33,503)	(7,035)	(26,468)	(106,298)	(22,322)	(83,976)
Balance at end of period	$(73,345)	$(15,402)	$(57,943)	$(73,345)	$(15,402)	$(57,943)

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(5,168)	$(1,805)	$(3,363)	$(19,063)	$(6,668)	$(12,395)
OCI:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	31,137	10,898	20,239	42,471	14,865	27,606
Less: Reclassification adjustment for net gains (losses) included in net income (1)	(1,795)	(628)	(1,167)	(4,304)	(1,506)	(2,798)
Net unrealized gains (losses) on investments	32,932	11,526	21,406	46,775	16,371	30,404
Unrealized foreign currency translation adjustments	114	40	74	166	58	108
OCI	33,046	11,566	21,480	46,941	16,429	30,512
Balance at end of period	$27,878	$9,761	$18,117	$27,878	$9,761	$18,117
______________________

(1)	Included in net gains (losses) on investments and other financial instruments on our consolidated statements of operations.
16. Statutory Information
We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. Required SAPP are established by a variety of NAIC publications, as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of June 30, 2018, we did not have any prescribed or permitted statutory accounting practices that resulted in reported statutory surplus or risk-based capital being different from what would have been reported had NAIC statutory accounting practices been followed.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

State insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations, as described below. Failure to maintain adequate levels of capital could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition. As of June 30, 2018, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $3.8 billion of our consolidated net assets.
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
Radian Guaranty was in compliance with the Statutory RBC Requirements or MPP Requirements, as applicable, in each of the RBC States as of June 30, 2018. The NAIC is in the process of developing a new Model Act for mortgage insurers, which is expected to include, among other items, new capital adequacy requirements for mortgage insurers. In May 2016, a working group of state regulators released an exposure draft of this Model Act. While the outcome and timing of this process are uncertain, the new Model Act, if and when finalized by the NAIC, has the potential to increase capital requirements in those states that adopt the Model Act. However, we continue to believe the changes to the Model Act will not result in financial requirements that require greater capital than the level currently required under the PMIERs financial requirements. See Note 1 of Notes to Consolidated Financial Statements in our 2017 Form 10-K for information regarding the PMIERs, which set requirements for private mortgage insurers to remain approved insurers of loans purchased by the GSEs.
Radian Guaranty’s Risk-to-capital calculation appears in the table below. For purposes of the Risk-to-capital calculation, as well as the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves.

	June 30, 2018	December 31, 2017
($ in millions)
RIF, net (1)	$38,956.0	$36,793.5

Common stock and paid-in capital	$1,866.0	$1,866.0
Surplus Note	100.0	100.0
Unassigned earnings (deficit)	(737.4)	(765.0)
Statutory policyholders’ surplus	1,228.6	1,201.0
Contingency reserve	1,883.5	1,667.0
Statutory capital	$3,112.1	$2,868.0

Risk-to-capital	12.5:1	12.8:1
______________________

(1)	Excludes risk ceded through reinsurance contracts (to third parties and affiliates) and RIF on defaulted loans.
Radian Guaranty’s statutory capital increased by $244.1 million in the first six months of 2018, primarily due to Radian Guaranty’s statutory net income of $244.5 million during this period. The net decrease in Radian Guaranty’s Risk-to-capital in the first six months of 2018 was primarily due to the increase in overall statutory capital, partially offset by an increase in RIF.
The Risk-to-capital ratio for our combined mortgage insurance operations was 11.8 to 1 as of June 30, 2018, compared to 12.1 to 1 as of December 31, 2017.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Segregated Funds Held for Others
Through EnTitle Insurance, we maintain escrow deposits as a service to our customers. Amounts held in escrow and excluded from assets and liabilities in our consolidated balance sheets totaled $7.4 million as of June 30, 2018. These amounts were held at third-party financial institutions.
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
Overview
We are a diversified mortgage and real estate services business with two business segments—Mortgage Insurance and Services. Our Mortgage Insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, as well as other credit risk management solutions, to mortgage lending institutions and mortgage investors. We provide our mortgage insurance products and services mainly through our wholly-owned subsidiary, Radian Guaranty. Our Services segment is primarily a fee-for-service business that offers a broad array of both mortgage and real estate services to market participants across the mortgage and real estate value chain. These services, comprising mortgage services, real estate services and title services, are provided primarily through Clayton, Green River Capital, Red Bell, ValuAmerica and EnTitle Direct (which we acquired in March 2018). Of the combined total of our net premiums earned and services revenue for the six months ended June 30, 2018 and the year ended December 31, 2017, our Services segment provided approximately 13% and 15%, respectively.
Tax Cuts and Jobs Act
On December 22, 2017, the TCJA was signed into law. The TCJA significantly changes the U.S. tax system, and includes, among other things, a reduction of the federal corporate tax rate from 35% to 21%, effective January 1, 2018. During the six months ended June 30, 2018, the TCJA had a significant favorable impact on the Company’s net income, diluted earnings per share and cash flows, primarily due to the reduction in the federal corporate tax rate. The TCJA also significantly increased the economic value of our mortgage insurance portfolio, due to the increase in expected future net cash flows from our existing IIF.

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
Recently, mortgage originations for home purchases have increased and become a larger proportion of total mortgage originations, as refinancing activity has declined due to rising interest rates. During 2017 and the first six months of 2018, we have benefited from this trend because mortgage insurance penetration in the insurable mortgage market is generally three to five times higher for purchase originations than for refinancings. Additionally, mortgage insurance penetration on purchase transactions has gradually increased over the past few years. We believe that, as a result of the increase in home purchase transactions and the higher mortgage insurance penetration for purchase originations, the mortgage insurance market in the first six months of 2018 was larger as compared to the same period of 2017.
Although the more restrictive credit environment following the financial crisis of 2007-2008 resulted in overall improvement in credit quality, it also has made it more challenging for many first-time home buyers to finance a home and has limited the number of loans available for private mortgage insurance. In response to first-time home buyer demand and affordability considerations, lenders and the GSEs recently have expanded their mortgage lending products to include products that accommodate higher LTVs, including LTVs greater than 95%, as well as debt-to-income ratios greater than 45%. As a result, Radian Guaranty and the rest of the private mortgage insurance industry have experienced a shift in the mix of mortgage lending products toward higher LTVs and higher debt-to-income ratios. However, we believe that these trends toward higher LTVs and debt-to-income ratios have not materially impacted the overall credit quality of our portfolio. See “—Market Credit Characteristics” and “Results of Operations—Mortgage Insurance—NIW, IIF, RIF” for additional information regarding our portfolio mix and the mortgage industry.
Competition and Pricing. In our mortgage insurance business, our primary competitors include other private mortgage insurers and governmental agencies, principally the FHA and the VA. We currently compete with other private mortgage insurers on the basis of price, underwriting guidelines, overall service, customer relationships, perceived financial strength (including based on comparative credit ratings) and reputation, as well as the breadth and quality of the services offered through our Services business that complement our mortgage insurance products. We compete with the FHA and VA, primarily on the basis of loan limits, pricing, credit guidelines, terms of our insurance policies and loss mitigation practices.
Pricing is highly competitive in the mortgage insurance industry, with industry participants competing for market share and customer relationships. As a result of this competitive environment, industry pricing trends have included: (i) increases in the use of a spectrum of filed rates to allow for pricing based on more granular loan, borrower and property attributes, including granular pricing through the use of a “black-box” model; (ii) the use of customized (often discounted) rates on lender-paid, Single Premium Policies and to a limited extent, on borrower-paid Monthly Premium Policies, including in response to requests for pricing bids by certain high-volume lenders; and (iii) other pricing changes that include, among other things, reductions in standard premium rates for borrower-paid Monthly Premium Policies.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

We continually evaluate our pricing strategies based on many factors. Our pricing strategies are designed to grow the long-term economic value of our mortgage insurance portfolio and achieve our overall strategic objectives. Consistent with these objectives, during March 2018, among other things, we implemented rate reductions on our borrower-paid Single Premium Policies, which represented approximately 11% of our NIW during the first six months of 2018. This strategy is designed to increase our NIW for borrower-paid Single Premium Policies in comparison to our lender-paid Single Premium Policies in order to improve both our return on required capital and our competitive position. Under the Homeowners Protection Act, most borrower-paid Single Premium Policies must be cancelled once the mortgage’s scheduled LTV has declined to 78%. As a result of this automatic cancellation feature and other factors, borrower-paid Single Premium Policies provide an increased return on required capital because, over the life of the loans, the Minimum Required Assets under PMIERs are lower than for lender-paid Single Premium Policies. In the three months since implementing this pricing strategy, we successfully increased our NIW for borrower-paid Single Premium Policies from 5% for the three-month period ended March 31, 2018 to 14% for the three-month period ended June 30, 2018, and our NIW for lender-paid Single Premium Policies decreased from 16% to 10%.
Radian has had a competitive pricing advantage with respect to borrower-paid Single Premium Policies since our pricing changes were implemented in March 2018. Due to the more recent changes in the current pricing landscape, we anticipate that market share of borrower-paid Single Premium Policies will be reallocated among the private mortgage insurers, which we expect would decrease our share of this market through the remainder of 2018.
In response to price changes by other private mortgage insurers, in May 2018 we announced additional pricing changes, effective June 2018, that provide increased risk-based granularity of our pricing across most products and better align with industry trends. These pricing changes resulted in a decrease in our Monthly Premium Policy rates and an increase in our Single Premium Policy rates for mortgage insurance, and included our introduction of rate adjustors related to multi-borrower loans and loans with a debt-to-income ratio greater than 45%. Based on Radian’s mix of NIW for the three months ended June 30, 2018, after taking the changes announced in May 2018 into account, our overall relative premium rate decrease on NIW would have been approximately 5%.
Our pricing actions in 2018 are expected to gradually affect our results over time, as existing IIF cancels and is replaced with NIW at current pricing. Assuming our current NIW levels, mix and persistency levels remain constant, it would take approximately three years for one-half of our IIF to reflect our current pricing structure. See “Results of Operations—Mortgage Insurance—NIW, IIF, RIF” for additional information.
Radian expects this new pricing will, over the life of the policies, produce a blended return on required capital on our new business on an unlevered basis (i.e., after-tax underwriting returns plus projected investment income) in the mid-teens. This projected return incorporates the proposed changes to the PMIERs, which we expect to be effective at the end of the first quarter of 2019. The proposed changes to the PMIERs are not finalized and in the event the final form of the proposed changes is materially different, it could have a negative impact on our returns. See “PMIERs,” below.
During the first half of 2018, Freddie Mac and Fannie Mae announced the launch of limited pilot programs, Integrated Mortgage Insurance (“IMAGIN”) and Enterprise-Paid Mortgage Insurance (“EPMI”), respectively, as alternative ways for lenders to sell to the GSEs loans with LTVs greater than 80%. These investor-paid mortgage insurance programs, in which insurance is acquired directly by each GSE, have many of the same features and represent potential alternatives to traditional private mortgage insurance products that are provided to individual lenders. Under the IMAGIN and EPMI programs, which are forward insurance arrangements (forward commitments to insure future loan originations), insurance is being provided by a third party which, in turn, is expected to cede the risk to a panel of reinsurers. Under the EPMI program, a forward insurance arrangement will be secured by Fannie Mae from an approved insurance provider that may be: (i) a Fannie Mae-approved reinsurer or (ii) a traditional mortgage insurer that is approved by Fannie Mae pursuant to the PMIERs. The reinsurers that participate in IMAGIN and EPMI are not subject to compliance with the PMIERs, which may create a competitive disadvantage for private mortgage insurers.
In their current forms, we do not expect that these programs will have a material impact on our financial performance or business prospects, in part due to their current focus on lender-paid Single Premium Policies. If the target volumes are achieved, the total volume from these pilot programs is expected to represent less than 5% of the mortgage insurance market. We also believe there are significant challenges to the long-term sustainability of the programs, including for example that the IMAGIN structure relies on a reinsurance market that, in contrast to traditional mortgage insurance, may not be permanently committed to serving the first-loss mortgage insurance market. However, if these pilot programs or other alternatives to traditional private mortgage insurance were to expand and become broadly accepted alternatives to traditional private mortgage insurance, they could reduce the demand for private mortgage insurance in its traditional form and could negatively affect our financial results and business prospects.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Market Credit Characteristics. NIW on mortgage loans with LTVs greater than 95% has been increasing throughout the industry. In general, borrowers who purchase a home with mortgage insurance tend to have higher LTVs than borrowers who refinance with mortgage insurance. With purchase volume becoming a larger proportion of total originations and access to credit continuing to steadily expand, the proportion of higher-LTV lending in the market has increased. Additional factors contributing to the increase in the industry’s NIW on mortgage loans with LTVs greater than 95% include: (i) GSE program enhancements and guideline changes, including Fannie Mae’s HomeReady program and Freddie Mac’s Home Possible and Home Possible Advantage programs, that are designed to make home ownership more affordable for low- to moderate-income borrowers and (ii) recent lender response to market demands, particularly in light of increasing demand from first-time home buyers. As a result of all of these factors, home purchases by first-time home buyers, who traditionally require mortgage loans with higher LTVs and may have higher debt-to-income ratios, are becoming an increasingly significant portion of the total market. Beginning in late 2017, due in part to changes in GSE guidelines that increased acceptable debt-to-income limits, we also observed a material increase in the volume of loans to borrowers with debt-to-income ratios greater than 45% throughout the private mortgage insurance industry. These higher levels have continued during the first six months of 2018. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—NIW, IIF, RIF” in our 2017 Form 10-K for additional information about the GSE programs.
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
As expected, Radian Guaranty experienced an increase in reported delinquencies in these hurricane-affected areas in the third and fourth quarters of 2017. Also, as we anticipated, in 2018 we are experiencing high cure rates for these hurricane-related delinquencies. We believe that these hurricane-related delinquencies reached their peak in 2017 and, based on current trends and past experience, expect that most of these defaults will cure by the end of 2018. Therefore, although the number of these defaults that will ultimately result in paid claims remains uncertain, we do not expect the incremental defaults to result in a material number of paid claims, given the limitations on our coverage related to property damage. The future reserve impact of these defaults may be affected by, among other factors, the pace of economic recovery in the FEMA Designated Areas.
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

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The GSEs have significant discretion under the PMIERs and may amend the PMIERs at any time. As previously disclosed, in December 2017 Radian Guaranty received, on a confidential basis, a summary of proposed changes to the PMIERs. During the second quarter of 2018, Radian Guaranty received, on a confidential basis, a revised draft of the GSEs’ proposed changes to the PMIERs that takes into consideration, among other things, comments previously provided by the private mortgage insurers to the GSEs and the FHFA. We currently expect the proposed changes to the PMIERs to be finalized and publicly released in the third quarter of 2018 and to become effective at the end of the first quarter of 2019. Radian expects that when the proposed changes become effective, we will be able to fully comply with the proposed PMIERs and to maintain a cushion substantially the same as our current excess of Available Assets over Minimum Required Assets under the current form of the PMIERs. The Company’s expectation is not dependent upon our taking additional capital actions, and is based on our current NIW forecast, our projections for positive operating results in 2018, our strong capital position and the benefits of our reinsurance programs. See “Liquidity and Capital Resources—Radian Group—Short-Term Liquidity Needs” and Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Services. Our Services segment is primarily a fee-for-service business that is dependent upon overall activity in the mortgage, real estate and mortgage finance markets, as well as the overall health of the related industries. Due to the transactional nature of its business, revenues for our Services segment are subject to fluctuations from period to period, including seasonal fluctuations that reflect the activities in these markets. In addition, notwithstanding recent increases in the level of securitization transactions in the marketplace, the continued lack of a meaningful private-label securitization market has significantly limited the growth opportunities for our Services segment. See our 2017 Form 10-K, including Note 1 of Notes to Consolidated Financial Statements, “Item 1. Business-Services—Services Business Overview” and “Overview—Other 2017 Developments,” for additional information regarding the Services segment.
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
In our mortgage insurance business, we monitor various competitive and economic factors while seeking to balance both profitability and market share considerations in developing our strategies. We take a strategic, risk-based approach to establishing our premium rates and writing a mix of business that we expect to grow the economic value of our mortgage insurance portfolio and produce our targeted level of returns on a blended basis, while providing an acceptable level of NIW. See “—Operating Environment—Competition and Pricing,” and “—Results of Operations—Mortgage Insurance—NIW, IIF, RIF.”

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Our growth strategy includes leveraging our core expertise in mortgage credit risk management and expanding our presence in the mortgage finance industry, including by participating in certain credit risk transfer programs developed by the GSEs. As part of their initiative to increase the role of private capital in the mortgage market, Fannie Mae and Freddie Mac have established Front-end credit risk transfer programs that provide the GSEs with credit risk coverage on a Flow Basis that is incremental to primary mortgage insurance, as well as Back-end programs that provide the GSEs with credit risk coverage on existing pools of loans. Since 2016, we have participated in the Front-end programs as part of a panel of mortgage insurers, and since 2017 we have participated in Back-end programs as a reinsurance company. Our participation in these programs is subject to pre-established credit parameters. Our total RIF under the Front-end and Back-end credit risk transfer programs was $133.5 million at June 30, 2018 and $100.4 million at December 31, 2017. We expect to continue to participate in these and other similar programs in the future, subject to availability and our evaluation of risk-adjusted returns.
We will only experience claims under these Front-end and Back-end credit risk transfer transactions if the borrower’s equity, any existing primary mortgage insurance (if applicable) and the GSEs’ retained risk are depleted. The GSEs retain the first losses on these credit risk transfer transactions, ranging from 35 to 50 basis points. Radian would then be responsible to cover the next layer of losses, which ranges in size from approximately 225 to 325 basis points.
We have been focused on repositioning our Services business, pursuant to our restructuring plan, by using the mortgage, real estate and title services offered through our Services segment to complement our Mortgage Insurance business. This strategy is designed to satisfy demand in the market, grow our fee-based revenues, strengthen our existing customer relationships, attract new customers and differentiate us from other mortgage insurance companies. See “PART II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Business Strategy” in our 2017 Form 10-K for additional information on our Services strategy.
Other 2018 Developments
Capital and Liquidity Actions. On August 9, 2017, Radian Group’s board of directors renewed the Company’s share repurchase program, authorizing the Company to repurchase up to $50 million of its common stock through July 31, 2018. We completed this program during the three and six months ended June 30, 2018, by purchasing 2,491,843 and 3,022,856 shares, respectively, at an average price of $16.07 and $16.56 per share, respectively, including commissions. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Restructuring and Other Exit Costs. As a result of the Company’s continued implementation of its 2017 plan to restructure the Services business, pretax restructuring charges of $0.9 million were recognized in the three months ended June 30, 2018, including: (i) $1.0 million in cash expenses and (ii) an adjustment to the previously recognized loss related to the sale of our EuroRisk business. For the six months ended June 30, 2018, pretax restructuring charges of $1.5 million were recognized, all of which represented cash expenses. We expect to incur additional pretax charges of approximately $1.4 million under this restructuring plan, including approximately $1.1 million in cash payments. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements herein and Notes 1 and 7 of Notes to Consolidated Financial Statements in our 2017 Form 10-K for additional information, including the events that led to the restructuring decision.
Services Acquisition. During the first quarter of 2018, Radian acquired EnTitle Direct, the owner of EnTitle Insurance Company, a national title insurance and settlement services company, for a purchase price that was not material to Radian. The acquisition is consistent with our growth and diversification strategy, as well as our focus on enhancing the core product offerings of our Services business. EnTitle Insurance Company is qualified to write title insurance business in 40 states and the District of Columbia. By adding the capabilities of EnTitle Insurance Company to the title and settlement services that we already were offering through our existing title agency, ValuAmerica, we have expanded the geographic reach of our title services and are positioned to provide title insurance and settlement services to our customers across the country.
IRS Matter. In July 2018, Radian finalized a settlement with the IRS which resolves the issues and concludes all disputes relating to the IRS Matter. In the three-month period ended June 30, 2018, we recorded tax benefits of $73.6 million, which includes both the impact of the settlement with the IRS as well as the reversal of certain previously accrued state and local tax liabilities. Under the terms of the settlement, we will submit to the IRS approximately $31 million of our $89 million “qualified deposits” with the U.S. Treasury, and the remaining balance will be returned to us. We have excluded the expected $31 million payment from available holding company liquidity as of June 30, 2018. During the three-month period ended June 30, 2018, the settlement and related tax benefits resulted in an increase to Radian’s net income per share of $0.34 and an increase in book value per share of $0.35. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Key Factors Affecting Our Results
There have been no material changes to the key factors affecting our results that are discussed in our 2017 Form 10-K.
Results of Operations—Consolidated
Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three- and six-month periods ended June 30, 2018 and June 30, 2017 primarily reflect the financial results and performance of our two business segments—Mortgage Insurance and Services. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the basis of our segment reporting, including the related allocations. See “Results of Operations—Mortgage Insurance” and “Results of Operations—Services” for the operating results of these business segments for the three and six months ended June 30, 2018, compared to the same periods in 2017.
In addition to the results of our operating segments, pretax income (loss) is also affected by those factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results” in our 2017 Form 10-K.
The following table highlights selected information related to our consolidated results of operations for the three and six months ended June 30, 2018 and 2017:

			$ Change			$ Change
	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
(In millions, except per-share amounts)	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Pretax income (loss)	$180.6	$(35.5)	$216.1	$323.0	$79.2	$243.8
Net income (loss)	208.9	(27.3)	236.2	323.4	49.1	274.3
Diluted net income (loss) per share	0.96	(0.13)	1.09	1.48	0.22	1.26
Book value per share at June 30	15.01	13.54	1.47	15.01	13.54	1.47

Net premiums earned—insurance	251.3	229.1	22.2	493.9	450.9	43.0
Services revenue	36.8	37.8	(1.0)	70.0	75.8	(5.8)
Net investment income	37.5	30.1	7.4	71.4	61.1	10.3
Net gains (losses) on investments and other financial instruments	(7.4)	5.3	(12.7)	(26.3)	2.5	(28.8)
Provision for losses	19.3	17.2	(2.1)	56.6	64.1	7.5
Cost of services	24.2	25.6	1.4	47.3	54.0	6.7
Other operating expenses	70.2	68.8	(1.4)	133.4	137.1	3.7
Restructuring and other exit costs	0.9	—	(0.9)	1.5	—	(1.5)
Loss on induced conversion and debt extinguishment	—	1.2	1.2	—	5.7	5.7
Impairment of goodwill	—	184.4	184.4	—	184.4	184.4
Amortization and impairment of other intangible assets	2.7	18.9	16.2	5.5	22.2	16.7
Income tax provision (benefit)	(28.4)	(8.1)	20.3	(0.4)	30.1	30.5

Adjusted pretax operating income (1)	$191.0	$163.8	$27.2	$355.1	$289.0	$66.1
______________________

(1)	See “—Use of Non-GAAP Financial Measure” below.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Net Income. As discussed in more detail below, our net income increased for the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily reflecting: (i) the impairment of goodwill and other intangible assets related to our Services segment recognized in the three months ended June 30, 2017; (ii) income tax benefits in 2018 (see “Income Tax Provision” below); and (iii) an increase in net premiums earned in 2018. Partially offsetting these items is an increase in net losses on investments and other financial instruments. See “Results of Operations—Mortgage Insurance” and “Results of Operations—Services” for more information on our segment results.
For the three and six months ended June 30, 2018, compared to the same periods in 2017, revenue increased, primarily driven by a 10% increase in net premiums earned in both periods. Other operating expenses increased by 2% for the three months ended June 30, 2018 and decreased by 3% for the six months ended June 30, 2018, both as compared to the same periods in 2017. These results are consistent with Radian’s long-term strategic objective of increasing operating leverage through revenue growth and disciplined expense management.
Diluted Net Income Per Share. The increase in diluted net income per share for the three and six months ended June 30, 2018, compared to the same periods in 2017, is primarily due to the increase in net income, as discussed above.
Book Value Per Share. The increase in book value per share from $13.90 at December 31, 2017 to $15.01 at June 30, 2018 is primarily due to net income, partially offset by a decrease of $0.39 per share due to unrealized losses in our available for sale securities, recorded in accumulated other comprehensive income.
Services Revenue and Cost of Services. Services revenue and cost of services represent amounts related to our Services segment and are discussed below in “Results of Operations—Services.”
Net Investment Income. For the three and six months ended June 30, 2018 and 2017, net investment income represents investment income from investments held at Radian Group that are allocated to the Mortgage Insurance segment and investment income from investments held by the Mortgage Insurance segment. See “Results of Operations—Mortgage Insurance” for more information.
Net Gains (Losses) on Investments and Other Financial Instruments. The increase in net losses on investments and other financial instruments for the three and six months ended June 30, 2018, as compared to the same periods in 2017, is primarily due to the increase in unrealized losses in our trading portfolio related to changes in fair value resulting from increased interest rates. The components of the net gains (losses) on investments and other financial instruments for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net unrealized gains (losses) related to change in fair value of trading securities and other investments	$(5.7)	$6.9	$(18.5)	$12.2
Net realized gains (losses) on investments	(1.1)	(1.2)	(4.5)	(9.4)
Other-than-temporary impairment losses	—	(1.0)	(0.9)	(1.0)
Net gains (losses) on other financial instruments	(0.6)	0.6	(2.4)	0.7
Net gains (losses) on investments and other financial instruments	$(7.4)	$5.3	$(26.3)	$2.5

Other Operating Expenses. Other operating expenses for the three months ended June 30, 2018, increased as compared to the same period in 2017, while operating expenses for the six months ended June 30, 2018 decreased as compared to the same period in 2017. Other operating expenses for both the three- and six-month periods ended June 30, 2018, as compared to the same periods in 2017, were reduced by: (i) lower expenses in 2018 associated with retirement and consulting agreements entered into in February 2017 with our former Chief Executive Officer and (ii) an increase in ceding commissions in 2018, primarily due to the 2018 Single Premium QSR Agreement and the increased cession percentage on the 2016 Single Premium QSR Agreement, partially offset by higher compensation expense in 2018, including variable and incentive-based compensation. In addition to these items, the three months ended June 30, 2018 reflected an increase primarily due to the acquisition of EnTitle Direct on March 27, 2018, and the resulting inclusion of its operating expenses, partially offset by lower accrued legal expenses in 2018 related to defending and resolving certain outstanding legal matters.
Restructuring and other exit costs. For the three and six months ended June 30, 2018, restructuring and other exit costs include charges associated with our plan to restructure the Services business. See “Overview—Services” for more information.

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
Impairment of Goodwill. There was no goodwill impairment in 2018. During the second quarter of 2017, we recorded a goodwill impairment charge of $184.4 million, as well as an impairment charge for other intangible assets of $15.8 million, in each case related to our Services segment. These charges were primarily due to changes in expectations regarding the future growth of certain Services product lines, resulting from decisions to change our business strategy, combined with market trends observed during the second quarter of 2017 that we expect to persist. See Note 7 of Notes to Consolidated Financial Statements in our 2017 Form 10-K for additional information.
Income Tax Provision. From 2017 to 2018, our effective tax rates were primarily affected by: (i) the reduction in the federal statutory tax rate as a result of the TCJA, effective January 1, 2018 and (ii) the reversal of previously accrued tax liabilities relating to the IRS Matter in the second quarter of 2018. The TCJA significantly changed the U.S. tax system and, among other things, reduced the federal corporate tax rate from 35% to 21%, effective January 1, 2018. For the three months ended June 30, 2018, we recorded tax benefits of $73.6 million related to the impact of the settlement with the IRS as well as the reversal of certain previously accrued state and local tax liabilities. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements and “Overview—Other 2018 Developments” for additional information.
For the three and six months ended June 30, 2018 and 2017, our effective tax rate was different from the federal statutory tax rate, primarily due to the tax impact of Discrete Items. The impact of Discrete Items on our effective tax rate may fluctuate from period to period. In 2018, the discrete items impacting our effective tax rate primarily include the impact of the settlement with the IRS and related state tax liabilities.
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

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following table provides a reconciliation of the most comparable GAAP measure, consolidated pretax income, to our non-GAAP financial measure for the consolidated company, adjusted pretax operating income:

Reconciliation of Consolidated Non-GAAP Financial Measure
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Consolidated pretax income (loss)	$180,571	$(35,474)	$323,013	$79,196
Less income (expense) items:
Net gains (losses) on investments and other financial instruments	(7,404)	5,331	(26,291)	2,480
Loss on induced conversion and debt extinguishment	—	(1,247)	—	(5,703)
Acquisition-related expenses (1)	(416)	(64)	(416)	(72)
Impairment of goodwill	—	(184,374)	—	(184,374)
Amortization and impairment of other intangible assets	(2,748)	(18,856)	(5,496)	(22,152)
Impairment of other long-lived assets (2)	130	—	104	—
Total adjusted pretax operating income (3)	$191,009	$163,736	$355,112	$289,017

______________________

(1)	Acquisition-related expenses represent expenses incurred to effect the acquisition of a business, net of adjustments to accruals previously recorded for acquisition expenses.

(2)	Included within restructuring and other exit costs. Includes, for the three months ended June 30, 2018, a working capital adjustment related to the sale of our EuroRisk business.

(3)	Total adjusted pretax operating income consists of adjusted pretax operating income (loss) for each segment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Adjusted pretax operating income (loss):
Mortgage insurance (a)	$197,440	$170,361	$369,151	$304,994
Services (a)	(6,431)	(6,625)	(14,039)	(15,977)
Total adjusted pretax operating income	$191,009	$163,736	$355,112	$289,017

______________________

(a)	Includes inter-segment expenses and revenues as disclosed in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Results of Operations—Mortgage Insurance
Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017
The following table summarizes our Mortgage Insurance segment’s results of operations for the three and six months ended June 30, 2018 and 2017:

			$ Change			$ Change
	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
(In millions)	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Adjusted pretax operating income (1)	$197.4	$170.4	$27.0	$369.2	$305.0	$64.2
Net premiums written—insurance (2)	252.0	241.3	10.7	489.9	466.0	23.9
(Increase) decrease in unearned premiums	(3.0)	(12.2)	9.2	1.6	(15.1)	16.7
Net premiums earned—insurance	249.0	229.1	19.9	491.5	450.9	40.6
Net investment income	37.4	30.1	7.3	71.4	61.1	10.3
Provision for losses	19.4	17.7	(1.7)	56.8	64.9	8.1
Other operating expenses (3)	53.4	53.8	0.4	103.9	107.3	3.4
______________________

(1)
Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

(2)	Net of ceded premiums written under the QSR Program and the Single Premium QSR Program. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.

(3)
Includes allocation of corporate operating expenses of $20.1 million and $38.7 million for the three and six months ended June 30, 2018, respectively, and $15.9 million and $30.1 million for the three and six months ended June 30, 2017, respectively.

Adjusted Pretax Operating Income. Our Mortgage Insurance segment’s adjusted pretax operating income increased for the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily reflecting: (i) an increase in net premiums earned and (ii) an increase in net investment income. The six months ended June 30, 2018 also benefited from a decrease in the provision for losses.
NIW, IIF, RIF
A key component of our current business strategy is to write profitable insurance on high credit quality mortgages in the U.S. Consistent with this objective, we wrote $16.4 billion and $28.1 billion of primary new mortgage insurance in the three and six months ended June 30, 2018, compared to $14.3 billion and $24.4 billion of NIW in the three and six months ended June 30, 2017. The $16.4 billion NIW written in the three months ended June 30, 2018 represents a company record for the highest quarterly volume of mortgage insurance written on a flow basis. The combination of our NIW and our Persistency Rate resulted in an increase in IIF, from $200.7 billion at December 31, 2017 to $210.7 billion at June 30, 2018, as shown in the chart below. Policy years represent the original policy years, and have not been adjusted to reflect subsequent HARP refinancing activity. Our Persistency Rate for the twelve months ended June 30, 2018 increased to 80.9%, as compared to 78.5% for the twelve months ended June 30, 2017.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

PRIMARY INSURANCE IN FORCE [1]

Primary Insurance in Force ($ in billions)
$200
$150
$100
$50
$0
$191.6
12.5%
24.3%
46.0%
17.2%
$200.7
25.8%
21.9%
38.2%
14.1%
$210.7
13.1%
23.5%
19.4%
31.9%
12.1% (2)
June 30, 2017
December 31, 2017
June 30, 2018
Vintage
Written in 2018
Written in 2017
Written in 2016
Written 2009 - 2015
Written in 2008 & Prior

______________________

(1)	Policy years represent the original policy years, and have not been adjusted to reflect subsequent HARP refinancing activity.

(2)	Adjusted to reflect subsequent HARP refinancing activity, this percentage would decrease to 7.1%.
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
We implemented pricing changes during the first half of 2018 that we estimate will result in an overall relative premium rate decrease on NIW. These changes, however, do not affect the value or future returns on our IIF written prior to 2018; therefore, the impact of these pricing actions on near-term revenue is expected to be limited. The changes are expected to gradually affect our results over time, as existing IIF is replaced with NIW at current pricing. Assuming our current NIW levels, mix and persistency levels remain constant, it would take approximately three years for one-half of our IIF to reflect our current pricing structure. However, the ultimate results of the changes will be influenced by many other factors, including the amount of NIW, changes in the product and credit profile mix of both NIW and policy cancellations, the impact of interest rates and product mix on persistency, and the amount of reinsurance we use. See “—Overview—Operating Environment—Competition and Pricing” for additional information.
NIW increased by 14.5% and 15.1% for the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily attributable to an increase in our market share of borrower-paid Single Premium Policies and the penetration rate of private mortgage insurance into the overall mortgage origination market, partially offset by decreased refinance originations.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

We believe total mortgage origination volume was lower for the three and six months ended June 30, 2018, as compared to the comparable periods in 2017, due to a decrease in refinance mortgage originations resulting from the slightly higher interest rate environment. Mortgage insurance penetration in the purchase origination market has gradually increased over the past few years, and because the penetration rate for mortgage insurance is generally three to five times higher on purchase originations than on refinancing transactions, we believe that even though the total mortgage origination volume was lower, the mortgage insurance market was larger for the three- and six-month periods ended June 30, 2018, compared to the same periods in 2017, despite the decline in total mortgage origination volume.
Although it is difficult to project future volumes, industry sources expect the mortgage origination market for the full year 2018 to decline approximately 6% compared to 2017, driven by a decline in refinance originations of approximately 24% as a result of higher anticipated interest rates, partially offset by an expected increase in purchase originations of approximately 4%. However, given our expected penetration rates, we expect the private mortgage insurance market in 2018 to be slightly larger than 2017. Based on industry forecasts and our projections, we expect our NIW in 2018 to be approximately $55 billion.
Consistent with these trends in the mortgage origination market described above, as a percentage of our total NIW, the level of our purchase origination volume increased and our refinance origination volume decreased, each as a percentage of our total NIW, during the three- and six-month periods ended June 30, 2018, compared to the same periods in 2017. As a percentage of our total NIW, the volume of our NIW on mortgage loans with LTVs greater than 95% also increased during the three-and six-month periods ended June 30, 2018, compared to the same periods in 2017. During the three- and six-month periods ended June 30, 2018, compared to the same periods in 2017, we also continued to experience an increased percentage of our total NIW on mortgage loans to borrowers with higher debt-to-income ratios, including debt-to-income ratios greater than 45%. Notwithstanding this mix shift toward higher LTVs and debt-to-income ratios, loan originations after 2008 consist primarily of high credit quality loans with significantly better credit performance than loans originated during 2008 and prior periods. See “—Overview—Operating Environment” for additional information.
As of June 30, 2018, our portfolio of business written after 2008, including HARP refinancings, represented approximately 93% of our total primary RIF. The high volume of insurance that we have written on high credit quality loans after 2008 has significantly improved our mortgage insurance portfolio mix and, together with favorable credit trends, has had a significant positive impact on our results of operations.

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

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2018		2017		2018		2017
Total primary NIW by FICO score
>=740	$9,988	60.8%	$8,836	61.6%	$17,100	60.9%	$15,004	61.5%
680-739	5,332	32.5	4,672	32.6	9,134	32.5	7,955	32.6
620-679	1,097	6.7	834	5.8	1,847	6.6	1,438	5.9
Total Primary NIW	$16,417	100.0%	$14,342	100.0%	$28,081	100.0%	$24,397	100.0%

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Percentage of primary NIW
Direct Monthly and Other Premiums	76%	77%	77%	76%
Direct Single Premiums	24%	23%	23%	24%
Lender-paid	10%	21%	12%	22%
Borrower-paid (1)	14%	2%	11%	2%

Net Single Premiums (2)	8%	15%	8%	16%

NIW for Purchases	95%	91%	92%	88%

NIW for Refinances	5%	9%	8%	12%

LTV
95.01% and above	16.3%	12.8%	15.9%	11.3%
90.01% to 95.00%	45.3%	47.3%	45%	47.3%
85.01% to 90.00%	27.5%	28.8%	27.5%	29.4%
85.00% and below	10.9%	11.1%	11.6%	12.0%

Primary risk written	$4,155	$3,646	$7,084	$6,153

______________________

(1)
Borrower-paid Single Premium Policies provide an increased return on required capital because, over the life of the loans, the Minimum Required Assets under PMIERs are lower than for lender-paid Single Premium Policies. See “Overview—Operating Environment—Competition and Pricing” for additional information.

(2)
Represents the percentage of direct Single Premium Policies written, after giving effect to the Single Premium NIW ceded under the Single Premium QSR Program (for NIW after the effective dates of the respective agreements). See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about these arrangements.

($ in millions)	June 30, 2018	December 31, 2017		June 30, 2017
Primary IIF
Direct Monthly and Other Premiums	69%	69%		68%
Direct Single Premiums	31%	31%		32%

Net Single Premiums (1)	19%	20%		25%

Total Primary IIF	$210,741	$200,724		$191,637

Persistency Rate (12 months ended)	80.9%	81.1%		78.5%
Persistency Rate (quarterly, annualized) (2)	82.3%	79.4%	(3)	82.8%
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

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

($ in millions)	June 30, 2018		December 31, 2017		June 30, 2017
Primary RIF by Premium Type
Direct Monthly and Other Premiums	$37,515	69.6%	$35,452	69.1%	$33,571	68.6%
Direct Single Premiums	16,407	30.4	15,836	30.9	15,358	31.4
Total primary RIF	$53,922	100.0%	$51,288	100.0%	$48,929	100.0%

Net Single Premiums (1)	$8,266	18.3%	$8,320	19.3%	$10,621	24.5%

Primary RIF by Internal Risk Grade
Prime	$52,446	97.3%	$49,674	96.9%	$47,075	96.2%
Alt-A and A minus and below	1,476	2.7	1,614	3.1	1,854	3.8
Total primary RIF	$53,922	100.0%	$51,288	100.0%	$48,929	100.0%

______________________

(1)	Represents the dollar amount and percentage, respectively, of Single Premium RIF, after giving effect to all reinsurance ceded.

($ in millions)	June 30, 2018		December 31, 2017		June 30, 2017
Total primary RIF by FICO score
>=740	$31,955	59.3%	$30,225	58.9%	$28,514	58.3%
680-739	16,998	31.5	16,097	31.4	15,249	31.1
620-679	4,472	8.3	4,425	8.6	4,537	9.3
<=619	497	0.9	541	1.1	629	1.3
Total primary RIF	$53,922	100.0%	$51,288	100.0%	$48,929	100.0%

Primary RIF on defaulted loans	$1,093		$1,389		$1,124

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

($ in millions)	June 30, 2018		December 31, 2017		June 30, 2017
Total primary RIF by LTV
95.01% and above	$5,575	10.3%	$4,704	9.2%	$3,926	8.0%
90.01% to 95.00%	28,737	53.3	27,276	53.2	25,880	52.9
85.01% to 90.00%	16,024	29.7	15,719	30.6	15,508	31.7
85.00% and below	3,586	6.7	3,589	7.0	3,615	7.4
Total primary RIF	$53,922	100.0%	$51,288	100.0%	$48,929	100.0%

Total primary RIF by policy year
2008 and prior	$6,429	11.9%	$7,159	14.0%	$8,316	17.0%
2009	247	0.4	298	0.6	377	0.8
2010	195	0.4	264	0.5	351	0.7
2011	563	1.0	682	1.3	802	1.7
2012	2,423	4.5	2,830	5.5	3,279	6.7
2013	3,993	7.4	4,557	8.9	5,235	10.7
2014	3,844	7.1	4,356	8.5	5,000	10.2
2015	6,408	11.9	7,096	13.8	7,890	16.1
2016	10,329	19.2	10,992	21.4	11,608	23.7
2017	12,506	23.2	13,054	25.5	6,071	12.4
2018	6,985	13.0	—	—	—	—
Total primary RIF (1)	$53,922	100.0%	$51,288	100.0%	$48,929	100.0%

______________________

(1)	At June 30, 2018, December 31, 2017 and June 30, 2017, consists of 97.5%, 97.3% and 97.1%, respectively, of RIF related to fixed-rate mortgages.
Net Premiums Written and Earned. Net premiums written and earned for the three and six months ended June 30, 2018 increased compared to the same periods in 2017 primarily due to an increase in our IIF, which was primarily related to an increase in our Monthly Premium Policies. This increase was partially offset by the increased cession percentage on the Single Premium QSR Program.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The table below provides additional information about the components of net premiums earned for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net premiums earned—insurance:
Direct
Premiums earned, excluding revenue from cancellations	$250,805	$229,883	$497,213	$455,530
Single Premium Policy cancellations	14,776	13,346	27,111	23,761
Direct premiums earned	265,581	243,229	524,324	479,291

Ceded
Premiums earned, excluding revenue from cancellations	(20,491)	(16,039)	(40,794)	(32,405)
Single Premium Policy cancellations (1)	(4,046)	(2,622)	(7,347)	(4,725)
Profit commission—other (2)	7,917	4,521	15,322	8,721
Ceded premiums, net of profit commission	(16,620)	(14,140)	(32,819)	(28,409)

Assumed premiums earned	7	7	13	14

Total net premiums earned—insurance	$248,968	$229,096	$491,518	$450,896

______________________

(1)	Includes the impact of related profit commissions.

(2)	The amounts represent the profit commission on the Single Premium QSR Program, excluding impact of Single Premium Policy cancellations.
The impact of mortgage prepayment speeds on the mix of business we write affects the revenue ultimately produced by our mortgage insurance business. Because prepayment speeds are difficult to project, our strategy has been to write a mix of Single Premium Policies and Monthly Premium Policies, which we believe balances the overall impact on our results if actual prepayment speeds are significantly different from expectations. The Single Premium QSR Program is also part of our strategy to balance our mix of Single Premium Policies and Monthly Premium Policies. As of June 30, 2018, the impact of all of our third-party quota share reinsurance programs reduced our Single Premium RIF from 30.4% to 18.3%. We expect our production level for Single Premium Policies to fluctuate over time based on various factors, which include risk-return and risk-mix considerations, as well as market conditions. See “Overview—Operating Environment—Competition and Pricing,” above, as well as “Key Factors Affecting Our Results—Mortgage Insurance—IIF; Persistency Rate; Mix of Business” in our 2017 Form 10-K for more information.
Net Premiums Written and Earned—Ceded. Historically, we have entered into reinsurance transactions, including the Single Premium QSR Program, as part of our capital and risk management activities. The Single Premium QSR Program is expected to increase Radian Guaranty’s return on required capital for its Single Premium Policies. The impact of the Single Premium QSR Program on our financial results will vary depending on the level of ceded RIF, as well as the levels of prepayments and incurred losses on the reinsured portfolio, among other factors. The level of RIF that may be ceded in the future is currently subject to certain contractual conditions that may affect the amount ceded, including a limitation on ceded premium written equal to $335 million for policies issued between January 1, 2018 and December 31, 2019. Notwithstanding this limitation, the parties may mutually agree to amend the agreement, including with respect to any limitations on the amounts of insurance that may be ceded.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following table provides information related to the premium impact of our reinsurance transactions. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our reinsurance programs, including the ceded amounts related to the QSR Program.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
QSR Program
% of total direct premiums written	1.2%	1.9%	1.4%	2.1%
% of total direct premiums earned	2.0%	3.1%	2.1%	3.2%

Single Premium QSR Program
% of total direct premiums written	9.8%	5.3%	8.1%	4.6%
% of total direct premiums earned	4.2%	2.6%	4.1%	2.5%

First-Lien Captives
% of total direct premiums written	0.0%	0.1%	0.0%	0.1%
% of total direct premiums earned	0.0%	0.1%	0.0%	0.1%
Net Investment Income. Increasing yields from higher short-term rates and higher average investment balances resulted in increases in investment income for the three and six months ended June 30, 2018, compared to the same periods in 2017. Our higher investment balances were primarily a result of investing our positive cash flow from operations. All periods include full allocation to the Mortgage Insurance segment of net investment income from investments held at Radian Group.
Provision for Losses. The following table details the financial impact of the significant components of our provision for losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Current period defaults (1)	$37.2	$45.3	$67.3	$88.9
Prior period defaults (2)	(18.1)	(28.2)	(11.3)	(24.7)
Second-lien mortgage loan premium deficiency reserve and other	0.3	0.6	0.8	0.7
Provision for losses	$19.4	$17.7	$56.8	$64.9

Loss ratio (3)	7.8%	7.7%	11.6%	14.4%

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
Our mortgage insurance provision for losses for the three months ended June 30, 2018 increased by $1.7 million as compared to the same period in 2017. Our provision for losses for the six months ended June 30, 2018 decreased by $8.1 million as compared to the same period in 2017. Reserves established for new default notices were the primary driver of our total incurred losses for the three and six months ended June 30, 2018 and 2017. Current period new primary defaults decreased by 2.7% and 1.9% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Our gross Default to Claim Rate assumption for new primary defaults, was 9% at June 30, 2018, compared to 11% as of June 30, 2017. This reduction in estimated gross Default to Claim Rate assumptions, which was based on observed trends, contributed to the reduction in the portion of our provision for losses related to new defaults in the three and six months ended June 30, 2018, compared to the same periods in 2017.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Our provision for losses for the three and six month periods ended June 30, 2018 and 2017 was reduced by positive reserve development on prior period defaults, primarily due to reductions in certain Default to Claim Rate assumptions based on observed trends of higher Cures than were previously estimated on those prior period defaults.
As expected, Radian Guaranty experienced an increase in reported delinquencies in FEMA Designated Areas associated with Hurricanes Harvey and Irma during the third and fourth quarters of 2017, followed by cure rates for these delinquencies that are higher than the rates for the rest of our portfolio. We believe that these hurricane-related delinquencies reached their peak in 2017 and, based on current trends and past experience, expect that most of these defaults will cure by the end of 2018.
Our primary default rate at June 30, 2018 was 2.2% compared to 2.9% at December 31, 2017. Our primary defaulted inventory comprised 22,088 loans at June 30, 2018, compared to 27,922 loans at December 31, 2017, representing a decrease of 20.9%. The reduction in our primary defaulted inventory is the result of the total number of defaulted loans: (i) that have cured; (ii) for which claim payments have been made; or (iii) that have resulted in net Rescissions and Claim Denials, collectively, exceeding the total number of new defaults on insured loans. The shift in our portfolio composition toward more recent vintages is expected to result in increasing levels of defaults from the post-2008 portfolio, consistent with typical default seasoning patterns. However, we expect that the reductions in defaults from our pre-2009 portfolio will outpace those increases in 2018. Therefore, we currently expect total new defaults for 2018 to continue to decrease throughout the year as compared to the comparable periods for the prior year.
The following table shows the number of primary loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	June 30, 2018	December 31, 2017	June 30, 2017
Default Statistics—Primary Insurance:
Total Primary Insurance
Prime
Number of insured loans	947,165	913,408	879,926
Number of loans in default	15,849	20,269	15,664
Percentage of loans in default	1.67%	2.22%	1.78%
Alt-A and A minus and below
Number of insured loans	38,892	42,318	48,953
Number of loans in default	6,239	7,653	8,091
Percentage of loans in default	16.04%	18.08%	16.53%
Total Primary Insurance
Number of insured loans	986,057	955,726	928,879
Number of loans in default (1)	22,088	27,922	23,755
Percentage of loans in default	2.24%	2.92%	2.56%
Default Statistics—Pool Insurance:
Number of loans in default	1,788	2,117	3,365
______________________

(1)
Included in this amount at June 30, 2018 and December 31, 2017 are the defaults in the FEMA Designated Areas associated with Hurricanes Harvey and Irma, which occurred during the third quarter of 2017. At June 30, 2018, December 31, 2017 and June 30, 2017, defaults in these areas were 4,132; 7,051; and 2,749, respectively.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following table shows a rollforward of our primary loans in default, including new defaults from our Legacy Portfolio and Post-legacy Portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning default inventory	24,597	25,793	27,922	29,105
Plus: New defaults (1)
Legacy Portfolio new defaults	4,695	5,714	9,708	11,893
Post-legacy new defaults	3,644	2,856	7,720	5,865
Total new defaults	8,339	8,570	17,428	17,758
Less: Cures (1)	9,739	8,513	21,106	19,502
Less: Claims paid (2)	1,105	2,082	2,157	3,586
Less: Rescissions and Claim Denials, net of (Reinstatements) (3)	4	13	(1)	20
Ending default inventory	22,088	23,755	22,088	23,755

______________________

(1)
Amounts include the new defaults and Cures in the FEMA Designated Areas associated with Hurricanes Harvey and Irma, which occurred during the third quarter of 2017. For the three and six months ended June 30, 2018 and 2017, new defaults and Cures in these areas were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
New defaults	755	860	1,744	1,739
Cures	2,284	817	4,452	1,890

(2)	Includes those charged to a deductible or captive reinsurance transactions, as well as commutations.

(3)	Net of any previous Rescissions and Claim Denials that were reinstated during the period. Such reinstated Rescissions and Claim Denials may ultimately result in a paid claim.
Our gross Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans, as measured by the progress toward a foreclosure sale and the number of months in default. Our gross Default to Claim Rate assumption for new primary defaults, was reduced from 10% at December 31, 2017, to 9% at June 30, 2018. As of June 30, 2018, our gross Default to Claim Rate assumptions on our primary portfolio ranged from 9% for new defaults, up to 68% for defaults not in foreclosure stage, and 75% for Foreclosure Stage Defaults.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following tables show additional information about our primary loans in default as of the dates indicated:

	June 30, 2018
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 2nd Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	8,696	39.4%	143	39.9%	$78,048	19.1%
Four to eleven payments	7,213	32.6	461	26.1	96,650	23.6
Twelve payments or more	5,491	24.9	1,676	5.8	197,849	48.4
Pending claims	688	3.1	N/A	4.8	36,433	8.9
Total	22,088	100.0%	2,280		408,980	100.0%
IBNR and other					14,246
LAE					12,228
Total primary reserve					$435,454

June 30, 2018
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Claim Severity %
37%	35%	98%

	December 31, 2017
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	13,004	46.6%	172	31.7%	$89,412	19.3%
Four to eleven payments	7,528	27.0	426	20.9	99,759	21.5
Twelve payments or more	6,651	23.8	1,933	6.3	234,895	50.6
Pending claims	739	2.6	N/A	3.1	40,144	8.6
Total	27,922	100.0%	2,531		464,210	100.0%
IBNR and other					16,021
LAE					13,349
Total primary reserve					$493,580

December 31, 2017
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Claim Severity %
33%	31%	98%
______________________
N/A – Not applicable

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was 35% and 31% at June 30, 2018 and December 31, 2017, respectively. The increase in our Default to Claim Rate in the first six months of 2018 primarily resulted from the decrease in the number of new primary defaults in FEMA Designated Areas associated with Hurricanes Harvey and Irma subsequent to those two natural disasters through February 2018, which had a lower Default to Claim Rate of 3%. Our net Default to Claim Rate and loss reserve estimate incorporate our expectations with respect to future Rescissions, Claim Denials and Claim Curtailments. These expectations are based primarily on our recent experience with respect to the number of claims that have been denied due to the policyholder’s failure to submit sufficient documentation to perfect a claim within the time period permitted under our Master Policies and also our recent experience with respect to the number of insurance certificates that have been rescinded due to fraud, underwriter negligence or other factors. See Note 11 of Notes to Consolidated Financial Statements in our 2017 Form 10-K.
Our mortgage insurance total loss reserve as a percentage of our mortgage insurance total RIF was 0.8% at June 30, 2018, compared to 1.0% at December 31, 2017. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our reserves for losses by category and a reconciliation of our Mortgage Insurance segment’s beginning and ending reserves for losses and LAE.
Our primary reserve per default (calculated as primary reserve excluding IBNR and other reserves divided by the number of primary defaults) was $19,070 and $17,103 at June 30, 2018 and December 31, 2017, respectively, with the recent increase caused by the decline in the number of defaults related to FEMA Designated Areas associated with Hurricanes Harvey and Irma, which have a lower reserve per default.
We considered the sensitivity of our loss reserve estimates at June 30, 2018 by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point absolute change in primary Claim Severity (which we estimated to be 98% of our risk exposure at June 30, 2018), we estimated that our total loss reserve at June 30, 2018 would change by approximately $4 million. Assuming the portfolio mix and all other factors remain constant, for every one percentage point absolute change in our primary net Default to Claim Rate, we estimated an $11 million change in our primary loss reserve at June 30, 2018.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. Claim Curtailments due to servicer noncompliance with our insurance policies and servicing guidelines, which impact the severity of our claim payments, were $1.1 million and $2.6 million for the three and six months ended June 30, 2018, respectively, compared to $1.9 million and $4.2 million for the same periods in 2017.
Total mortgage insurance claims paid of $56.5 million for the three months ended June 30, 2018 decreased from claims paid of $91.3 million for the three months ended June 30, 2017, primarily due to the continuing decline in the outstanding default inventory. See “Liquidity and Capital Resources—Mortgage Insurance” for more information. Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter, based on the rate that defaults cure and other factors (as described in “Item 1. Business—Mortgage Insurance—Defaults and Claims” in our 2017 Form 10-K) that make the timing of paid claims difficult to predict.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following table shows claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net claims paid: (1)
Prime	$30,936	$45,562	$68,078	$97,606
Alt-A and A minus and below	17,156	24,286	38,572	49,911
Total primary claims paid	48,092	69,848	106,650	147,517
Pool	954	1,901	2,106	6,081
Other	157	(1,937)	305	(1,859)
Subtotal	49,203	69,812	109,061	151,739
Impact of captive terminations	—	645	(36)	645
Impact of commutations	7,331	20,838	7,435	20,999
Total net claims paid	$56,534	$91,295	$116,460	$173,383

Average net claim paid: (1) (2)
Prime	$50.1	$48.2	$50.1	$49.4
Alt-A and A minus and below	65.7	51.0	64.2	52.2
Total average net primary claim paid	54.8	49.1	54.4	50.3
Pool	73.4	47.5	60.2	48.6
Total average net claim paid	$54.1	$47.3	$53.6	$49.2

Average direct primary claim paid (2) (3)	$55.5	$49.4	$55.0	$50.6
Average total direct claim paid (2) (3)	$54.8	$47.6	$54.1	$49.4
______________________

(1)	Net of reinsurance recoveries.

(2)	Calculated without giving effect to the impact of the termination of captive transactions and commutations.

(3)	Before reinsurance recoveries.
Other Operating Expenses. Other operating expenses for the three and six months ended June 30, 2018, as compared to the same periods in 2017, reflect a decrease primarily resulting from an increase in ceding commissions, primarily due to the 2018 Single Premium QSR Agreement and the increased cession percentage on the 2016 Single Premium QSR Agreement. Partially offsetting this decrease was an increase in allocated corporate operating expenses. The increase in allocated corporate operating expenses is primarily due to (i) higher compensation expense, including variable and incentive-based compensation and (ii) an increase in the proportion of corporate expenses allocated to the Mortgage Insurance segment, partially offset by lower expenses accrued to defend and resolve certain outstanding legal matters and lower expenses in 2018 associated with retirement and consulting agreements entered into in February 2017 with our former Chief Executive Officer. See “Results of Operations—Consolidated—Other Operating Expenses.”
Our expense ratio on a net premiums earned basis represents our mortgage insurance segment’s operating expenses (which include policy acquisition costs and other operating expenses, as well as allocated corporate operating expenses), expressed as a percentage of net premiums earned. Our expense ratio was 23.9% and 23.8% for the three and six months ended June 30, 2018, compared to 26.2% and 26.6% for the same periods in 2017. The increase in net premiums earned was the primary driver of the change in the expense ratios between these periods, combined with the change in other operating expenses.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Results of Operations—Services
Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017
The following table summarizes our Services segment’s results of operations for the three and six months ended June 30, 2018 and 2017:

			$ Change			$ Change
	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
(In millions)	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Adjusted pretax operating income (loss) (1)	$(6.4)	$(6.6)	$0.2	$(14.0)	$(16.0)	$2.0
Net premiums earned—insurance	2.4	—	2.4	2.4	—	2.4
Services revenue	37.7	40.0	(2.3)	71.9	80.1	(8.2)
Cost of services	24.4	26.0	1.6	47.6	54.7	7.1
Gross profit on services	13.3	14.0	(0.7)	24.3	25.4	(1.1)
Other operating expenses (2)	17.0	16.2	(0.8)	30.6	32.5	1.9
Restructuring and other exit costs (3)	1.1	—	(1.1)	1.6	—	(1.6)

______________________

(1)
Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

(2)
Includes allocation of corporate operating expenses of $3.0 million and $5.8 million for the three- and six-month periods ended June 30, 2018, respectively, and $3.4 million and $7.1 million for the three- and six month periods ended June 30, 2017, respectively.

(3)
Primarily includes facility and lease termination costs. Does not include impairment of long-lived assets and loss from the sale of a business line, which is not considered a component of adjusted pretax operating income.

Our Services segment is primarily a fee-for-service business that offers a broad array of services to market participants across the mortgage and real estate value chain, primarily through Clayton, Green River Capital, Red Bell, ValuAmerica and EnTitle Direct (which was acquired in March 2018). See “Overview—Other 2018 Developments —Services Acquisition.” These services comprise mortgage services, real estate services and title services, including technology-based and turn-key solutions, that provide information and other resources and services used to originate, evaluate, acquire, securitize, service and monitor residential real estate and loans secured by residential real estate. We provide these services to, among others, mortgage lenders, financial institutions, mortgage and real estate investors and government entities.
Adjusted Pretax Operating Income (Loss). Our Services segment’s adjusted pretax operating loss was $6.4 million and $14.0 million for the three and six months ended June 30, 2018, compared to an adjusted pretax operating loss of $6.6 million and $16.0 million for the same periods in 2017. The slight decrease in our adjusted pretax operating loss for the three months ended June 30, 2018, as compared to the same period in 2017, was driven by a decrease in compensation-related costs, primarily as a result of our restructuring activities in 2017, partially offset by: (i) an increase in restructuring and other exit costs and (ii) the inclusion of the operating results of EnTitle Direct (acquired in March 2018). The decrease in our adjusted pretax operating loss for the six months ended June 30, 2018, as compared to the same period in 2017, was primarily driven by a decrease in other operating expenses.
Net premiums earned—insurance. Net premiums earned for the three and six months ended June 30, 2018 increased compared to the same periods in 2017, as a result of the March 2018 acquisition of EnTitle Direct and the inclusion of its operations.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Services Revenue. Services revenue decreased for the three and six months ended June 30, 2018, as compared to the same periods in 2017, primarily due to a decline in title services transaction volumes related primarily to lower volume from a large contract nearing completion during the first half of 2018, partially offset by an increase in real estate services. This decrease in services revenue is generally in line with our expectations following our announced restructuring of our Services segment in late 2017, through which we are repositioning the segment for sustained profitability by focusing on the core products and services that we believe have higher growth potential, produce more predictable and recurring fee-based revenues, and better align with our customer needs.
For the three and six months ended June 30, 2018, the top 10 Services customers (which includes our affiliates) generated 52% and 49%, respectively, of the Services segment’s revenues, as compared to 53% and 51% for the same periods in 2017. Approximately 2% and 3% of the Services segment’s revenue for the three and six months ended June 30, 2018, respectively, related to sales to our affiliates, and has been eliminated in our consolidated results for all periods presented. The largest single customer generated approximately 9% and 10% of the Services segment’s revenue for the three and six months ended June 30, 2018, respectively, compared to 14% and 13% for the same periods in 2017.
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
Other Operating Expenses. Other operating expenses primarily consist of compensation costs not classified as cost of services because they are related to employees, such as sales and corporate employees, who are not directly involved in providing client services. Compensation-related costs for the three and six months ended June 30, 2018 represented 45% and 44%, respectively, of the segment’s other operating expenses, compared to 51% and 53% for the same periods in 2017. The decrease in compensation-related costs for the three and six months ended June 30, 2018, compared to the same periods in 2017, is primarily due to the restructuring actions taken in 2017. Other operating expenses also include other selling, general and administrative expenses, depreciation, and allocations of corporate general and administrative expenses. Other operating expenses for the three and six months ended June 30, 2018 were impacted by the acquisition of EnTitle Direct in March 2018 and the resulting inclusion of its other operating expenses from the date of acquisition. Other operating expenses for the three and six months ended June 30, 2018 include allocations of corporate operating expenses of $3.0 million and $5.8 million compared to $3.4 million and $7.1 million for the same periods in 2017. This decrease is primarily due to: (i) a decrease in the proportion of corporate expenses allocated to the Services segment and (ii) a decrease in corporate expenses related to expenses associated with retirement and consulting agreements incurred in the three months ended March 31, 2017, partially offset by higher compensation expense, including variable and incentive-based compensation. See “Results of Operations—Consolidated—Other Operating Expenses.”
Restructuring and other exit costs. For the three and six months ended June 30, 2018, restructuring and other exit costs include charges associated with our plan to restructure the Services business. See “Overview” for more information.
Off-Balance Sheet Arrangements
There have been no material changes in off-balance sheet arrangements from those specified in our 2017 Form 10-K, other than as described below.
Segregated Funds Held for Others
Through EnTitle Insurance, we maintain escrow deposits as a service to our customers. Amounts held in escrow and excluded from assets and liabilities in our consolidated balance sheets totaled $7.4 million as of June 30, 2018. These amounts were held at third-party financial institutions.
Contractual Obligations and Commitments
There have been no material changes outside of the ordinary course of business in our contractual obligations and commitments from those specified in our 2017 Form 10-K.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
Radian Group serves as the holding company for our insurance and other subsidiaries and does not have any operations of its own. At June 30, 2018, Radian Group had available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of $202 million. This amount: (i) excludes $31 million expected to be submitted to the IRS in connection with the settlement of the IRS Matter; (ii) includes the remaining $58 million of qualified deposits with the IRS related to the IRS Matter; and (iii) excludes certain additional cash and liquid investments that have been advanced to Radian Group from our subsidiaries for corporate expenses and interest payments. Total liquidity, which also includes our undrawn $225 million unsecured revolving credit facility, was $427 million as of June 30, 2018. See “—Sources of Liquidity” below. Borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Radian Group’s insurance and reinsurance subsidiaries as well as growth initiatives. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details.
On August 9, 2017, Radian Group’s board of directors renewed the Company’s share repurchase program, authorizing the Company to repurchase up to $50 million of its common stock. During the three and six months ended June 30, 2018, the Company purchased 2,491,843 and 3,022,856 shares, respectively, at an average price of $16.07 and $16.56 per share, respectively, including commissions. At June 30, 2018, there was no remaining purchase authority under this program. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase program.
During the first six months of 2018, available holding company liquidity was reduced by the completion of the Company’s share repurchase program described above, the impact of finalizing the settlement of the IRS Matter, the acquisition of EnTitle Direct and subsequent capital contributions of $23.0 million to EnTitle Direct. See “Overview—Other 2018 Developments” for additional information on EnTitle Direct. However, these uses of liquidity were substantially offset by payments made to Radian Group under tax-sharing arrangements with its subsidiaries.
Radian Group’s principal liquidity demands for the next 12 months are: (i) the payment of corporate expenses, including taxes; (ii) the payment of $158.6 million principal amount of our outstanding Senior Notes due in June 2019; (iii) interest payments on our outstanding debt obligations; and (iv) the payment of dividends on our common stock. Radian Group’s liquidity demands for the next 12 months or in future periods could also include: (i) capital support for Radian Guaranty and our other insurance subsidiaries; (ii) repayments, repurchases or early redemptions of portions of our debt and (iii) potential investments to support our strategy for growing our businesses.
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on most of our outstanding debt obligations. Payments of these corporate expenses for the next 12 months, excluding interest payments on our debt, are expected to be approximately $80 to $85 million, most of which is expected to be reimbursed by our subsidiaries under our expense-sharing arrangements. For the same period, payments of interest on Radian Group’s debt obligations are expected to be approximately $55 million, most of which is expected to be reimbursed by our subsidiaries under our expense-sharing arrangements. See “—Radian Group—Long-Term Liquidity Needs—Services.” The expense-sharing arrangements between Radian Group and our insurance subsidiaries, as amended, have been approved by the applicable insurance departments, but such approval may be modified or revoked at any time.
Capital Support for Subsidiaries. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. Radian Guaranty currently is an approved mortgage insurer under the PMIERs, and is in compliance with the PMIERs financial requirements. At June 30, 2018, Radian Guaranty’s Available Assets under the PMIERs totaled approximately $3.7 billion, resulting in an excess or “cushion” of approximately $480 million, or 15%, over its Minimum Required Assets of approximately $3.3 billion. See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details regarding the capital requirements of our subsidiaries.
The PMIERs require Radian to maintain significantly more Minimum Required Assets for delinquent loans than for performing loans. Therefore, the increase in reported delinquencies from hurricane-affected areas resulted in an elevated level of the Company’s Minimum Required Assets as of June 30, 2018, compared to levels prior to the hurricanes, which occurred in the third quarter of 2017, as a result of increased new primary defaults received during the third and fourth quarters of 2017. The Company expects these Minimum Required Assets to decrease by the end of 2018, consistent with our expectation that most of the hurricane-related defaults will cure within that timeframe. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

PMIERs EXCESS AVAILABLE RESOURCES
Represents 26% of Minimum Required Assets of $3.3 billion
$1,000
$800
$600
$400
$200
$-
Value ($ in millions)
$681
$360
$321
$869
$225
$194 (1)
$450
$872
$225
$167 (1)
$480
Credit Facility
Radian Group Liquidity, net
PMIERs Cushion (3)
June 30, 2017
December 31, 2017 (2)
June 30, 2018 (2)

______________________

(1)	Represents Radian Group’s Liquidity, net of the $35 million minimum liquidity requirement under the unsecured revolving credit facility.

(2)
The amendment to the 2016 Single Premium QSR Agreement which became effective as of December 31, 2017, and the $100 million of cash and marketable securities that Radian Group transferred to Radian Guaranty in December 2017 in exchange for a Surplus Note both had the effect of increasing the amount of Radian Guaranty’s cushion under the PMIERs financial requirements at December 31, 2017. These increases were partially offset by an elevated level of Minimum Required Assets at December 31, 2017 and June 30, 2018, due to the increase in reported delinquencies from hurricane-affected areas, which is expected to be temporary, as discussed above.

(3)	Represents Radian Guaranty’s excess of Available Assets over its Minimum Required Assets, calculated in accordance with the PMIERs financial requirements.
The GSEs may amend the PMIERs at any time, and they have broad discretion to interpret the requirements, which could impact the calculation of Radian Guaranty’s Available Assets and/or Minimum Required Assets. During the second quarter of 2018, Radian Guaranty received, on a confidential basis, a revised draft of the GSEs’ proposed changes to the PMIERs that takes into consideration comments previously provided by the private mortgage insurers to the GSEs and the FHFA. We currently expect the proposed changes to the PMIERs to become effective at the end of the first quarter of 2019. Radian expects that when the proposed changes become effective, we will be able to fully comply with the proposed PMIERs and to maintain a cushion substantially the same as our current excess of Available Assets over Minimum Required Assets under the current form of the PMIERs. The Company’s expectation is not dependent upon our taking additional capital actions, and is based on our current NIW forecast, our projections for positive operating results in 2018, our strong capital position and the benefits of our reinsurance programs. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about the PMIERs. If our projections turn out to be inaccurate, our holding company liquidity of $202 million and the $225 million unsecured revolving credit facility could be utilized to enhance Radian Guaranty’s PMIERs cushion, as necessary, subject to a $35 million minimum liquidity requirement under our unsecured revolving credit facility.
Radian Guaranty’s Risk-to-capital as of June 30, 2018 was 12.5 to 1. See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements for more information. Our combined Risk-to-capital, which represents the consolidated Risk-to-capital measure for all of our Mortgage Insurance subsidiaries, was 11.8 to 1 as of June 30, 2018. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form.

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
Title insurance companies, including EnTitle Insurance, are subject to comprehensive state regulations, including minimum net worth requirements. EnTitle Insurance and its subsidiaries were in compliance with their respective minimum net worth requirements at June 30, 2018. In the event the cash flow from operations of the Services segment is not adequate to fund all of its needs, including the regulatory capital needs of EnTitle, Radian Group may provide additional funds to the Services segment in the form of an intercompany note, subject to the approval of the applicable state’s department of insurance, or a capital contribution. See also “—Services,” below. Additional capital support may also be required for potential investments in new business initiatives to support our strategy of growing our businesses.
Dividends. Our quarterly common stock dividend currently is $0.0025 per share and, based on our current outstanding shares of common stock, we would require approximately $2.1 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of June 30, 2018, our capital surplus was $3.2 billion, representing our dividend limitation under Delaware law.
IRS Matter. In July 2018, Radian finalized a settlement with the IRS which resolves the issues and concludes all disputes relating to the IRS Matter. Under the terms of the settlement, we will submit to the IRS approximately $31 million of our $89 million “qualified deposits” with the U.S. Treasury, and the remaining balance will be returned to us. We have excluded the expected $31 million payment from Radian Group’s available liquidity of $202 million at June 30, 2018. Radian Group will not be reimbursed for any portion of this potential settlement under the tax-sharing arrangements with its subsidiaries. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements and “Overview—Other 2018 Developments” for additional information.
Sources of Liquidity. In addition to available cash and marketable securities, Radian Group’s principal sources of cash to fund future short-term liquidity needs include payments made to Radian Group under expense- and tax-sharing arrangements with its subsidiaries. See also “—Services.” Pursuant to our tax-sharing agreements, our operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if they were not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may receive cash from its operating subsidiaries that is in excess of Radian Group’s consolidated federal tax payment obligation. In 2018, Radian expects to pay minimal federal tax payments to the IRS, other than as described above for the settlement related to the IRS Matter. See “—IRS Matter,” above. As a result, in 2018, under the provisions of our tax-sharing agreements, Radian Group has received cash payments from certain of its subsidiaries that are significantly in excess of Radian Group’s consolidated federal tax payment obligations. We expect to continue to receive similar cash payments from these subsidiaries for the remainder of 2018.
In addition to the primary sources of liquidity listed above, on October 16, 2017, Radian Group entered into a three-year, $225 million unsecured revolving credit facility with a syndicate of bank lenders. Borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Radian Group’s insurance and reinsurance subsidiaries as well as growth initiatives. At June 30, 2018, the full $225 million remains undrawn and available under the facility. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
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
As of June 30, 2018, certain of our subsidiaries have incurred NOLs that could not be carried-back and utilized on a separate company tax return basis. As a result, we are not currently obligated under our tax-sharing agreement to reimburse these subsidiaries for their separate company NOL carryforward. However, if in a future period, our consolidated NOL and tax credits are fully utilized before a subsidiary has utilized its share of NOL carryforwards on a separate entity basis, then Radian Group may be obligated to fund such subsidiary’s share of our consolidated tax liability to the IRS. Certain subsidiaries, including Clayton, currently have NOLs on a separate entity basis that are available for future utilization. However, we do not expect to fund material obligations related to these subsidiary NOLs. See also “—Radian Group—Short-Term Liquidity Needs—Sources of Liquidity.”
We expect to meet the long-term liquidity needs of Radian Group with a combination of: (i) available cash and marketable securities; (ii) private or public issuances of debt or equity securities, which we may not be able to do on favorable terms, if at all; (iii) cash received under tax- and expense-sharing arrangements with our subsidiaries; (iv) to the extent available, dividends from our subsidiaries; and (v) any amounts that Radian Guaranty is able to successfully repay under the Surplus Note.
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
Mortgage Insurance
As of June 30, 2018, our Mortgage Insurance segment maintained claims paying resources of $4.5 billion on a statutory basis, which consists of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves.
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

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

In August 2016, Radian Guaranty and Radian Reinsurance became members of the FHLB. As members, they may borrow from the FHLB, subject to certain conditions, which include the need to post collateral. Advances from the FHLB may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing to purchase additional investment securities that have similar durations, for the purpose of generating additional earnings from our investment securities portfolio with minimal incremental risk. As of June 30, 2018, there were $115.3 million of FHLB advances outstanding.
The principal sources of liquidity in our mortgage insurance business currently include insurance premiums, net investment income and cash flows from: (i) investment sales and maturities; (ii) FHLB advances; or (iii) capital contributions from Radian Group. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a substantial portion of the funds necessary to satisfy their claim payments, operating expenses and taxes for the foreseeable future.
Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. Radian Guaranty currently is an approved mortgage insurer under the PMIERs and is in compliance with the PMIERs financial requirements. See “—Radian Group—Short-Term Liquidity Needs—Capital Support for Subsidiaries” and Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
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
Services
As of June 30, 2018, our Services segment maintained cash and cash equivalents totaling $11.4 million, which included restricted cash of $3.1 million.
The principal demands for liquidity in our Services segment include: (i) the payment of employee compensation and other operating expenses, including those allocated from Radian Group; (ii) reimbursements to Radian Group for interest payments related to the original issued amount of the Senior Notes due 2019; and (iii) dividends to Radian Group, if any. In addition, the Services segment expects to pay approximately $1.1 million in cash related to its restructuring plan. See “Overview—Business Strategy” for additional information.
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
The Services segment has not generated sufficient cash flows to pay dividends to Radian Group. Additionally, while cash flow has been sufficient to pay the Services segment’s direct operating expenses, it has not been sufficient to reimburse Radian Group for $82 million of its accumulated allocated operating expense and interest expense. We do not expect that the Services segment will be able to bring its reimbursement obligations current in the foreseeable future. In the event the cash flow from operations of the Services segment is not adequate to fund all of its needs, Radian Group may provide additional funds to the Services segment in the form of a capital contribution or an intercompany note.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

(In thousands)	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$300,822	$206,412
Investing activities	(376,700)	(50,197)
Financing activities	84,360	(135,702)
Effect of exchange rate changes on cash and restricted cash	(1)	77
Increase (decrease) in cash and restricted cash	$8,481	$20,590

Operating Activities. Our most significant source of operating cash flows is from premiums received from our insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our insured policies and our operating expenses. Net cash provided by operating activities totaled $300.8 million for the six months ended June 30, 2018, compared to $206.4 million for the same period in 2017. This increase in net cash provided by operating activities in the six months ended June 30, 2018, compared to the same period in 2017, was principally the result of an increase in net premiums written, combined with a reduction in claims paid.
Investing Activities. Net cash used in investing activities increased in the six months ended June 30, 2018, compared to the same period in 2017, primarily as a result of: (i) an increase in purchases of short-term investments and (ii) a decrease in proceeds from trading securities, partially offset by an increase in proceeds, net of purchases, from equity securities.
Financing Activities. Net cash provided by financing activities increased for the six months ended June 30, 2018, as compared to net cash used in financing activities during the same period in 2017. For the six months ended June 30, 2018 our primary financing activities included an increase in secured borrowings from the FHLB, partially offset by an increase in the purchases of our common shares. During the six months ended June 30, 2017, cash used in financing activities primarily related to: (i) the settlement of our obligations on the remaining $68.0 million aggregate principal amount of our Convertible Senior Notes due 2019 and (ii) the purchase of $21.6 million aggregate principal amount of our Convertible Senior Notes due 2017. These obligations were settled in cash for a total amount of $141.7 million during the six months ended June 30, 2017.
See “Item 1. Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.
Stockholders’ Equity
Stockholders’ equity increased by $201.1 million from December 31, 2017 to June 30, 2018. The net increase in stockholders’ equity resulted primarily from our net income of $323.4 million for the six months ended June 30, 2018, partially offset by: (i) net unrealized losses on investments of $84.0 million and (ii) shares repurchased under our share repurchase program of $50.8 million. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
During the first six months of 2018, Radian’s holding company debt-to-capital ratio decreased to 24.3% at June 30, 2018 from 25.5% at December 31, 2017 and 25.3% at June 30, 2017.

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

Glossary

The following table illustrates the sensitivity of our investment portfolio to both interest-rate risk and credit-spread risk:

	Short-term and Available for Sale		Trading
($ in millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Carrying value of fixed income investment portfolio (1)	$4,286.2	$4,009.8	$535.6	$606.4
Percentage of fixed income investment portfolio compared to total investment portfolio (2)	87.3%	85.8%	10.9%	13.0%
Average duration of fixed income portfolio	4.0 years	4.4 years	5.0 years	5.1 years

Interest-rate risk increase/(decrease) in market value
+100 basis points - $	$(165.4)	$(169.8)	$(25.4)	$(29.7)
+100 basis points - % (3)	(3.9)%	(4.2)%	(4.7)%	(4.9)%
- 100 basis points - $	$179.2	$184.7	$27.8	$32.5
- 100 basis points - % (3)	4.2%	4.6%	5.2%	5.4%

Credit-spread risk increase (decrease) in market value
+100 basis points - $	$(179.0)	$(183.8)	$(25.8)	$(30.4)
+100 basis points - % (3)	(4.2)%	(4.6)%	(4.8)%	(5.0)%
- 100 basis points - $	$157.4	$148.6	$21.7	$24.6
- 100 basis points - % (3)	3.7%	3.7%	4.1%	4.1%
______________________

(1)
Total fixed income securities include fixed-maturity investments available for sale, trading securities and short-term investments and exclude reinvested cash collateral held under securities lending agreements. At June 30, 2018 and December 31, 2017, fixed income securities shown above also include $76.4 million and $134.1 million, respectively, invested in certain fixed income exchange-traded funds that are classified as equity securities in our condensed consolidated balance sheets, as well as $36.9 million and $20.7 million, respectively, in fixed income securities loaned under securities lending agreements that are classified as other assets in our condensed consolidated balance sheets.

(2)
Total investment portfolio comprises total investments per the consolidated balance sheets including securities loaned under securities lending agreements that are classified as other assets in our consolidated balance sheets.

(3)	Change in value expressed as a percentage of the market value of the related fixed income portfolio.
The average duration of our total fixed income portfolio was 4.1 years at June 30, 2018 compared to 4.5 years at December 31, 2017. To assist us in setting duration targets for the investment portfolio, we analyze: (i) the interest-rate sensitivities of our liabilities, including prepayment risk associated with premium cash flows and credit losses; (ii) entity specific cash flows under various economic scenarios; (iii) return, volatility and correlation of specific asset classes and the interconnection with our liabilities; and (iv) our current risk appetite.
Securities Lending Agreements. Radian Guaranty and Radian Reinsurance from time to time enter into certain short-term securities lending agreements with third-party Borrowers for the purpose of increasing the yield on our investment securities portfolio with minimal incremental risk. Market factors, including changes in interest rates, credit spreads and equity prices, may impact the timing or magnitude of cash outflows for the return of cash collateral. For the purpose of illustrating our interest-rate risk and credit-spread risk, we have included our fixed income securities loaned in the sensitivity table above. As of June 30, 2018 and December 31, 2017, the carrying value of these securities was $38.4 million and $28.0 million, respectively.
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
Foreign Exchange Rate Risk
As of June 30, 2018 and December 31, 2017, we did not hold any foreign currency denominated securities in our investment portfolio. Exchange gains and losses on foreign currency transactions from our foreign operation have not been material due to its limited amount of business. Currency risk is further limited because, in general, both the revenues and expenses of our foreign operation are denominated in the same functional currency, based on the country in which the operation occurs.
Equity Market Price
Equity Investments at June 30, 2018. At June 30, 2018, the market value and cost of the equity securities in our investment portfolio were $123.0 million and $124.0 million, respectively. These amounts include market value and cost of fixed income exchange-traded funds of $76.4 million and $77.7 million, respectively, which are subject to interest-rate risk and credit-spread risk consistent with our other fixed income securities. Therefore, these fixed income exchange-traded funds have been included in the table above for purposes of illustrating our sensitivity to these risks.
The remaining $46.6 million and $46.3 million of market value and cost, respectively, of equity securities at June 30, 2018, primarily consists of publicly-traded business development company equity securities and equity-related exchange-traded funds. Due to our limited basis in these investments at June 30, 2018, our exposure to changes in equity market prices is not significant.
Equity Investments at December 31, 2017. At December 31, 2017, the market value and cost of the equity securities in our investment portfolio were $162.8 million and $163.1 million, respectively. These amounts include market value and cost of fixed income exchange-traded funds of $134.1 million and $135.0 million, respectively, which are subject to interest-rate risk and credit-spread risk consistent with our other fixed income securities. Therefore, these fixed income exchange-traded funds have been included in the table above for purposes of illustrating our sensitivity to these risks.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2018, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
During the six-month period ended June 30, 2018, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Glossary

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are routinely involved in a number of legal actions and proceedings, including litigation and other disputes arising in the ordinary course of our business.
In July 2018, we finalized a settlement with the IRS related to adjustments we had been contesting that resulted from the examination by the IRS of our 2000 through 2007 consolidated federal income tax returns. The IRS was opposing the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests and proposed denying the associated tax benefits of these items. We appealed these proposed adjustments to the Internal Revenue Service Office of Appeals and made “qualified deposits” with the U.S. Treasury of $85 million in June 2008 relating to the 2000 through 2004 tax years and $4 million in May 2010 relating to the 2005 through 2007 tax years, in order to avoid the accrual of incremental above-market-rate interest with respect to the proposed adjustments.
We attempted to reach a compromised settlement with the Internal Revenue Service Office of Appeals, but in September 2014 we received Notices of Deficiency covering the 2000 through 2007 tax years that asserted unpaid taxes and penalties of $157 million. The Notices of Deficiency also reflected additional amounts due of $105 million, which were primarily associated with the disallowance of the previously filed carryback of our 2008 NOL to the 2006 and 2007 tax years. On December 3, 2014, we petitioned the U.S. Tax Court to litigate the Deficiency Amount. On September 1, 2015, we received a notice that the case had been scheduled for trial. However, the parties jointly filed, and the U.S. Tax Court approved, motions for continuance in this matter to postpone the trial date. Also, in February 2016, the U.S. Tax Court approved a joint motion to consolidate for trial, briefing and opinion our case with a similar case involving MGIC Investment Corporation. During 2016, we held several meetings with the IRS in an attempt to reach a settlement on the issues presented in our dispute. In October 2017, the parties informed the U.S. Tax Court that they believed they had reached agreement in principle on all issues in the dispute. As required by law, this agreement was reported to the JCT for review, and in April 2018, we were notified that the JCT had no objection to the terms of the agreement and that the IRS was working towards finalizing the settlement decision documents.
In July 2018, we finalized a settlement with the IRS which resolves the issues and concludes all disputes relating to the IRS Matter discussed above. Under the terms of the settlement, Radian will submit to the IRS approximately $31 million of its $89 million “qualified deposits” with the U.S. Treasury, and the remaining balance will be returned to Radian. We have excluded the expected $31 million payment from our total available holding company liquidity as of June 30, 2018. In connection with the final settlement, in the second quarter of 2018, we realized tax benefits of $73.6 million, which includes both the impact of the settlement with the IRS as well as the reversal of certain previously accrued state and local tax liabilities. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the IRS Matter.
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

Glossary

We also are periodically subject to reviews and audits, as well as inquiries, information-gathering requests and investigations. In connection with these matters, from time to time we receive requests and subpoenas seeking information and documents related to aspects of our business. In March 2017, Green River Capital, a subsidiary of Clayton, received a letter from the staff of the SEC stating that it is conducting an investigation captioned, “In the Matter of Certain Single Family Rental Securitizations,” and that it is requesting information from market participants. The letter requested that Green River Capital provide information regarding broker price opinions that Green River Capital provided on properties included in SFR securitization transactions. Green River Capital has been cooperating with the SEC in this matter.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuance of Unregistered Securities
During the three and six months ended June 30, 2018, no equity securities of Radian Group were sold that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended June 30, 2018.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Share repurchase program
4/1/2018 to 4/30/2018	926,262	$16.25	924,720	$25,007,505
5/1/2018 to 5/31/2018	1,591,556	$16.02	1,567,123	$—
6/1/2018 to 6/30/2018	—	$—	—	$—
Total	2,517,818		2,491,843

______________________

(1)	Includes 25,975 shares tendered by employees as payment of taxes withheld on the vesting of certain restricted stock awards granted under the Company’s equity compensation plans.

(2)
On August 9, 2017, Radian Group’s board of directors renewed the Company’s share repurchase program that enables it to spend up to $50 million to repurchase its common stock. At June 30, 2018, there was no remaining purchase authority under this program. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Item 6. Exhibits

Exhibit No.	Exhibit Name

4.1
Fifth Supplemental Indenture dated as of September 26, 2017 between Radian Group Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (file no. 1-11356) dated September 26, 2017 and filed on September 26, 2017)

4.2	Form of 4.500% Senior Notes due 2024 (included as Exhibit A to the Fifth Supplemental Indenture in Exhibit 4.1)

+*10.1	2018 Performance-Based Restricted Stock Unit Grant Letter (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry

+*10.2	2018 Time-Based Restricted Stock Unit Grant Letter under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry

+*10.3	Form of Executive Officer 2018 Performance-Based Restricted Stock Unit Grant Letter (book value) under the Radian Group Inc. Equity Compensation Plan

+*10.4	Form of Executive Officer 2018 Time-Based Restricted Stock Unit Grant Letter under the Radian Group Inc. Equity Compensation Plan

*12	Statement of Ratio of Earnings to Fixed Charges

*31	Rule 13a - 14(a) Certifications

**32	Section 1350 Certifications

*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity for the six months ended June 30, 2018 and 2017; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

______________________
+  Management contract, compensatory plan or arrangement.
*   Filed herewith.
** Furnished herewith.

Glossary

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

August 6, 2018	/s/ J. FRANKLIN HALL
J. Franklin Hall
Senior Executive Vice President, Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller