Form 10-Q
period 2018-09-30
RADIAN GROUP INC
filed 2018-11-08
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 213,333,428 shares of common stock, $0.001 par value per share, outstanding on November 5, 2018.

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
Discrete Item(s)
For tax calculation purposes, certain items that are required to be accounted for in the provision for income taxes as they occur and are not considered components of the estimated annualized effective tax rate for purposes of reporting interim results. Generally, these are items that are: (i) clearly defined (such as changes in tax rate or tax law); (ii) infrequent or unusual in nature; or (iii) gains or losses that are not components of continuing operating income, such as income from discontinued operations or losses reflected as components of other comprehensive income. These items impact the difference between the statutory rate and Radian’s effective tax rate.

EnTitle Direct	EnTitle Direct Group, Inc., a wholly-owned subsidiary of Radian Group
EnTitle Insurance	EnTitle Insurance Company, a wholly-owned subsidiary of EnTitle Direct
Exchange Act	Securities Exchange Act of 1934, as amended
Extraordinary Dividend	A dividend distribution required to be approved by an insurance company’s primary regulator that is greater than would be permitted as an ordinary dividend which does not require regulatory approval
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board

Term	Definition
FEMA	Federal Emergency Management Agency, an agency of the U.S. Department of Homeland Security
FEMA Designated Area	Generally, an area that has been subject to a disaster, designated by FEMA as an individual assistance disaster area for the purpose of determining eligibility for various forms of federal assistance
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
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
IRS Matter
Our dispute with the IRS related to the assessed tax liabilities, penalties and interest from the IRS’s examination of our 2000 through 2007 consolidated federal income tax returns. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.

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

Model Act	Mortgage Guaranty Insurers Model Act, as issued by the NAIC to establish minimum capital and surplus requirements for mortgage insurers
Monthly and Other Premiums	Insurance policies where premiums are paid on a monthly or other installment basis, in contrast to Single Premium Policies
Monthly Premium Policies	Insurance policies where premiums are paid on a monthly installment basis
Moody’s	Moody’s Investors Service

Term	Definition
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

PMIERs 2.0	Revised PMIERs issued by the GSEs on September 27, 2018, which will become effective on March 31, 2019
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
Single Premium Policy/Policies
Insurance policies where premiums are paid in a single payment, which includes policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically shortly after the loans have been originated)

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

•
our ability to successfully execute and implement our capital plans, including plans for expanding our risk distribution strategy through the capital markets and reinsurance markets, and to maintain sufficient holding company liquidity to meet our short- and long-term liquidity needs;

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

Glossary

•
the possibility that we may fail to estimate accurately the likelihood, magnitude and timing of losses in establishing loss reserves for our mortgage insurance business or to accurately calculate and/or project our Available Assets and Minimum Required Assets under the PMIERs, including PMIERs 2.0, which will be impacted by, among other things, the size and mix of our IIF, the level of defaults in our portfolio, the level of cash flow generated by our insurance operations and our risk distribution strategies;

•	volatility in our results of operations caused by changes in the fair value of our assets and liabilities, including a significant portion of our investment portfolio;

•	potential future impairment charges related to our goodwill and other acquired intangible assets, and uncertainties regarding our ability to execute our restructuring plans within expected costs;

•	changes in GAAP or SAPP rules and guidance, or their interpretation;

•	our ability to attract and retain key employees; and

•	legal and other limitations on dividends and other amounts we may receive from our subsidiaries.
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

Glossary

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in thousands, except per-share amounts)	September 30, 2018	December 31, 2017

Assets
Investments (Note 5)
Fixed-maturities available for sale—at fair value (amortized cost $3,838,823 and $3,426,217)	$3,763,710	$3,458,719
Trading securities—at fair value	493,956	606,401
Equity securities—at fair value (at December 31, 2017, classified as available for sale with related cost of $163,106)	121,865	162,830
Short-term investments—at fair value (includes $31,799 and $19,357 of reinvested cash collateral held under securities lending agreements)	645,119	415,658
Other invested assets—at fair value (amortized cost at December 31, 2017)	3,585	334
Total investments	5,028,235	4,643,942
Cash	104,413	80,569
Restricted cash	9,925	15,675
Accounts and notes receivable	108,003	72,558
Deferred income taxes, net (Note 9)	134,201	229,567
Goodwill and other acquired intangible assets, net (Note 6)	55,707	64,212
Prepaid reinsurance premium	413,728	386,509
Other assets (Note 8)	415,272	407,849
Total assets	$6,269,484	$5,900,881

Liabilities and Stockholders’ Equity
Unearned premiums	$747,921	$723,938
Reserve for losses and loss adjustment expense (“LAE”) (Note 10)	412,460	507,588
Senior notes (Note 11)	1,029,511	1,027,074
Reinsurance funds withheld	352,952	288,398
Other liabilities (Note 12)	379,362	353,845
Total liabilities	2,922,206	2,900,843
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: par value $0.001 per share; 485,000,000 shares authorized at September 30, 2018 and December 31, 2017; 230,978,401 and 233,416,989 shares issued at September 30, 2018 and December 31, 2017, respectively; 213,333,428 and 215,814,188 shares outstanding at September 30, 2018 and December 31, 2017, respectively	231	233
Treasury stock, at cost: 17,644,973 and 17,602,801 shares at September 30, 2018 and December 31, 2017, respectively	(894,635)	(893,888)
Additional paid-in capital	2,720,626	2,754,275
Retained earnings	1,580,296	1,116,333
Accumulated other comprehensive income (loss) (Note 15)	(59,240)	23,085
Total stockholders’ equity	3,347,278	3,000,038
Total liabilities and stockholders’ equity	$6,269,484	$5,900,881

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2018	2017	2018	2017
Revenues:
Net premiums earned—insurance	$258,431	$236,702	$752,325	$687,598
Services revenue	36,566	39,571	106,558	115,400
Net investment income	38,995	32,540	110,424	93,643
Net gains (losses) on investments and other financial instruments	(4,480)	2,480	(30,771)	4,960
Other income	1,174	760	2,997	2,118
Total revenues	330,686	312,053	941,533	903,719
Expenses:
Provision for losses	20,881	35,841	77,501	99,976
Policy acquisition costs	5,667	5,554	18,780	18,406
Cost of services	25,854	27,240	73,185	81,250
Other operating expenses	70,125	64,195	203,552	201,322
Restructuring and other exit costs (Note 1)	4,464	12,038	5,940	12,038
Interest expense	15,535	15,715	45,906	47,832
Loss on induced conversion and debt extinguishment	—	45,766	—	51,469
Impairment of goodwill (Note 6)	—	—	—	184,374
Amortization and impairment of other acquired intangible assets	3,472	2,890	8,968	25,042
Total expenses	145,998	209,239	433,832	721,709
Pretax income	184,688	102,814	507,701	182,010
Income tax provision	41,891	37,672	41,469	67,738
Net income	$142,797	$65,142	$466,232	$114,272

Net income per share:
Basic	$0.67	$0.30	$2.17	$0.53
Diluted	$0.66	$0.30	$2.13	$0.52

Weighted-average number of common shares outstanding—basic	213,309	215,279	214,499	215,194
Weighted-average number of common and common equivalent shares outstanding—diluted	217,902	219,391	218,783	220,230

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017

Net income	$142,797	$65,142	$466,232	$114,272
Other comprehensive income, net of tax (Note 15):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(5,341)	6,239	(93,788)	33,845
Less: Reclassification adjustment for net gains (losses) included in net income	(4,044)	111	(8,512)	(2,687)
Net unrealized gains (losses) on investments	(1,297)	6,128	(85,276)	36,532
Unrealized foreign currency translation adjustments	—	28	3	136
Other comprehensive income (loss), net of tax	(1,297)	6,156	(85,273)	36,668
Comprehensive income	$141,500	$71,298	$380,959	$150,940

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2018	2017
Common Stock
Balance, beginning of period	$233	$232
Issuance of common stock under incentive and benefit plans	1	1
Shares repurchased under share repurchase program (Note 14)	(3)	—
Balance, end of period	231	233

Treasury Stock
Balance, beginning of period	(893,888)	(893,332)
Repurchases of common stock under incentive plans	(747)	(422)
Balance, end of period	(894,635)	(893,754)

Additional Paid-in Capital
Balance, beginning of period	2,754,275	2,779,891
Issuance of common stock under incentive and benefit plans	2,593	4,761
Share-based compensation	13,808	10,290
Impact of extinguishment of convertible senior notes	—	(52,408)
Cumulative effect of adopting the accounting standard update for share-based payment transactions	—	756
Termination of capped calls	—	4,109
Shares repurchased under share repurchase program (Note 14)	(50,050)	(6)
Balance, end of period	2,720,626	2,747,393

Retained Earnings
Balance, beginning of period	1,116,333	997,890
Net income	466,232	114,272
Dividends declared	(1,606)	(1,614)
Cumulative effect of adopting the accounting standard update for financial instruments	2,061	—
Cumulative effect of adopting the accounting standard update for the reclassification of certain tax effects from accumulated other comprehensive income	(2,724)	—
Cumulative effect of adopting the accounting standard update for share-based payment transactions, net of tax	—	(491)
Balance, end of period	1,580,296	1,110,057

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	23,085	(12,395)
Cumulative effect of adopting the accounting standard update for financial instruments	224	—
Cumulative effect of adopting the accounting standard update for the reclassification of certain tax effects from accumulated other comprehensive income	2,724	—
Net unrealized gains (losses) on investments, net of tax	(85,276)	36,532
Net foreign currency translation adjustment, net of tax	3	136
Balance, end of period	(59,240)	24,273

Total Stockholders’ Equity	$3,347,278	$2,988,202

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$491,929	$218,425
Cash flows from investing activities:
Proceeds from sales of:
Fixed-maturity investments available for sale	577,034	737,054
Trading securities	35,182	176,448
Equity securities	92,702	23,423
Proceeds from redemptions of:
Fixed-maturity investments available for sale	337,857	377,219
Trading securities	53,437	70,161
Purchases of:
Fixed-maturity investments available for sale	(1,307,335)	(1,491,083)
Equity securities	(59,625)	(195,297)
Sales, redemptions and (purchases) of:
Short-term investments, net	(216,778)	251,509
Other assets and other invested assets, net	2,111	596
Purchases of property and equipment, net	(20,323)	(25,173)
Acquisitions, net of cash acquired	(662)	(86)
Net cash provided by (used in) investing activities	(506,400)	(75,229)
Cash flows from financing activities:
Dividends paid	(1,606)	(1,614)
Issuance of senior notes, net	—	443,250
Purchases and redemptions of senior notes	—	(591,918)
Proceeds from termination of capped calls	—	4,109
Issuance of common stock	1,128	3,283
Purchase of common shares	(50,053)	(6)
Credit facility commitment fees paid	(643)	—
Change in secured borrowings (Note 12)	41,414	36,782
Proceeds from secured borrowings (with terms greater than 3 months)	45,458	—
Payments of secured borrowings (with terms greater than 3 months)	(3,000)	—
Repayment of other borrowings	(133)	(207)
Net cash provided by (used in) financing activities	32,565	(106,321)
Effect of exchange rate changes on cash and restricted cash	—	116
Increase (decrease) in cash and restricted cash	18,094	36,991
Cash and restricted cash, beginning of period	96,244	61,814
Cash and restricted cash, end of period	$114,338	$98,805

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
Mortgage Insurance
Our Mortgage Insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, as well as other credit risk management solutions, to mortgage lending institutions and mortgage investors. We provide our mortgage insurance products and services mainly through our wholly-owned subsidiary, Radian Guaranty. Private mortgage insurance plays an important role in the U.S. housing finance system because it promotes affordable home ownership and helps protect mortgage lenders, investors and other beneficiaries by mitigating default-related losses on residential mortgage loans. Generally, these loans are made to home buyers who make down payments of less than 20% of the purchase price for their home or, in the case of refinancings, have less than 20% equity in their homes. Private mortgage insurance also facilitates the sale of these low down payment loans in the secondary mortgage market, most of which are currently sold to the GSEs. Our total direct primary mortgage insurance RIF was $55.6 billion as of September 30, 2018.
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
PMIERs. In order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. At September 30, 2018, Radian Guaranty is an approved mortgage insurer under the PMIERs and is in compliance with the PMIERs financial requirements.
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
The PMIERs financial requirements require that a mortgage insurer’s Available Assets meet or exceed its Minimum Required Assets. The GSEs may amend the PMIERs at any time, and they have broad discretion to interpret the requirements, which could impact the calculation of Radian Guaranty’s Available Assets and/or Minimum Required Assets. On September 27, 2018, the GSEs issued PMIERs 2.0, which will become effective on March 31, 2019. Radian expects that it will be able to fully comply with PMIERs 2.0 and maintain an excess of Available Assets over Minimum Required Assets as of the effective date.
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
2018 Developments
Capital and Liquidity Actions. On August 9, 2017, Radian Group’s board of directors authorized the Company to repurchase up to $50 million of its common stock. The Company completed this program during the first half of 2018 by purchasing 3,022,856 shares at an average price of $16.56 per share, including commissions.
On August 16, 2018, Radian Group’s board of directors approved a new share repurchase program that authorizes the Company to repurchase up to $100 million of its common stock in the open market or in privately negotiated transactions until expiration of the program on July 31, 2019. As of September 30, 2018, the full purchase authority of up to $100 million remained available under this program. See Note 14 for additional information.
Restructuring and Other Exit Costs. As a result of the Company’s continued implementation of its 2017 plan to restructure the Services business, in the three months ended September 30, 2018, pretax restructuring charges of $0.9 million were recognized, which include: (i) $0.4 million in cash expenses and (ii) $0.5 million of asset impairment charges. For the nine months ended September 30, 2018, pretax restructuring charges of $2.4 million were recognized, including: (i) $1.9 million of cash expenses; (ii) $0.6 million asset impairment charges; and (iii) an adjustment to the previously recognized loss related to the sale of our EuroRisk business. We expect to incur additional pretax charges of approximately $0.2 million under this restructuring plan, all of which represent cash payments. These remaining charges are expected to be recognized by December 31, 2018. Total estimated restructuring charges for 2018 of approximately $2.6 million are expected to consist of: (i) asset impairment charges of approximately $0.5 million; (ii) employee severance and benefit costs of approximately $0.8 million; and (iii) facility and lease termination costs of approximately $1.3 million. See Notes 1 and 7 of Notes to Consolidated Financial Statements in our 2017 Form 10-K for additional information, including the events that led to the restructuring plan.
We review assets for impairment in accordance with the accounting guidance for long-lived assets. As part of this assessment, during the three months ended September 30, 2018, we incurred $3.6 million of other exit costs associated with impairment of internal-use software that was in addition to the asset impairment charges recognized as part of the restructuring charges associated with our services business.
IRS Matter. Radian finalized a settlement with the IRS which resolved the issues and concluded all disputes related to the IRS Matter. In the three-month period ended June 30, 2018, we recorded tax benefits of $73.6 million, which includes both the impact of the settlement with the IRS as well as the reversal of certain previously accrued state and local tax liabilities. Under the terms of the settlement, Radian will submit to the IRS approximately $31 million of its $89 million “qualified deposits” with the U.S. Treasury, and the remaining balance will be returned to Radian. See Note 9 for additional information.
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
Other Significant Accounting Policies
See Note 2 of Notes to Consolidated Financial Statements in our 2017 Form 10-K for information regarding other significant accounting policies. There have been no significant changes in our significant accounting policies from those discussed in our 2017 Form 10-K, other than described below, including in “—Revenue Recognition” and “—Recent Accounting Pronouncements—Accounting Standards Adopted During 2018.”
Revenue Recognition
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
The majority of our revenue-generating transactions are not subject to the new standard as this update did not change revenue recognition principles related to our investments and insurance products, which together represented the majority of our total revenue for the nine months ending September 30, 2018 and are subject to other GAAP guidance discussed elsewhere within our disclosures. This update is primarily applicable to revenues from our Services segment. See “—Business Overview—Services” for information about the services we offer.
The table below represents the disaggregation of Services revenues by revenue type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Services segment revenue
Mortgage Services	$14,663	$17,005	$44,998	$53,158
Real Estate Services	20,920	17,386	58,124	49,863
Title Services	2,198	6,671	6,933	18,105
Total (1)	$37,781	$41,062	$110,055	$121,126
______________________

(1)
Includes inter-segment revenues of $0.8 million and $2.7 million for the three and nine months ended September 30, 2018 and $1.5 million and $5.7 million for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2018, amounts exclude $3.1 million and $5.5 million, respectively, of Services segment net premiums earned—insurance and net investment income, as both are excluded from the scope of the revenue recognition standard. See Note 3 for segment information.

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

(In thousands)	September 30, 2018	December 31, 2017
Accounts Receivable - Services Contracts	$12,544	$17,391
Unbilled Receivables - Services Contracts	19,580	22,257
Deferred Revenues - Services Contracts	4,131	3,235

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
Recent Accounting Pronouncements
Accounting Standards Adopted During 2018. In May 2014, the FASB issued an update to the accounting standard regarding revenue recognition. In July 2015, the FASB delayed the effective date for this updated standard for public companies to interim and annual periods beginning after December 15, 2017, and subsequently issued various clarifying updates. Our

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

adoption of this standard, effective January 1, 2018, had no impact on our financial statements. The disclosures required by this update are included above in “—Revenue Recognition.”
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
Accounting Standards Not Yet Adopted. In February 2016, the FASB issued an update that replaces the existing accounting and disclosure requirements for leases of property, plant and equipment. The update requires lessees to recognize, as of the lease commencement date, assets and liabilities for all leases with lease terms of more than 12 months, which is a change from the current GAAP requirement to recognize only capital leases on the balance sheet. Pursuant to the new standard, the liability initially recognized for the lease obligation is equal to the present value of the lease payments not yet made, discounted over the lease term at the implicit interest rate of the lease, if available, or otherwise at the lessee’s incremental borrowing rate. The lessee is also required to recognize an asset for its right to use the underlying asset for the lease term, based on the liability subject to certain adjustments, such as for initial direct costs. Leases are required to be classified as either operating or finance, with expense on operating leases recorded as a single lease cost on a straight-line basis. For finance leases, interest expense on the lease liability is required to be recognized separately from the straight-line amortization of the right-of-use asset. Quantitative disclosures are required for certain items, including the cost of leases, the weighted-average remaining lease term, the weighted-average discount rate and a maturity analysis of lease liabilities. Additional qualitative disclosures are also required regarding the nature of the leases, such as basis, terms and conditions of: (i) variable interest payments; (ii) extension and termination options; and (iii) residual value guarantees. This update, and the clarifying update issued in July 2018, is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted by applying the new guidance as of the beginning of the earliest comparative period presented, using a modified retrospective transition approach with certain optional practical expedients. We are currently in the process of identifying our current leases that are subject to the scope of this standard and evaluating the impact on our financial statements and future disclosures as a result of this update. We expect to recognize right-of-use assets and related obligations upon adoption of this update. In July 2018 the FASB issued a further update containing certain targeted improvements to the accounting and disclosure requirements for leases, including an additional (and optional) transition method to recognize the cumulative-effect adjustment as of the beginning of the period of adoption, rather than recognizing the cumulative-effect adjustment as of the beginning of the earliest comparative period presented. We expect to elect the optional transition method to recognize the cumulative-effect adjustment as of the beginning of the period of adoption. In addition, we expect to elect the practical expedients for transitioning existing leases to the new standard as of the effective

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

date. As a result of applying the practical expedients: (i) we are not required to reassess expired or existing contracts to determine if they contain additional leases; (ii) we are not required to reassess the lease classification for expired and existing leases; and (iii) we are not required to reassess initial direct costs for existing leases. We are currently evaluating the impact of adoption of these updates on our financial statements and future disclosures. See Note 13 of Notes to Consolidated Financial Statements in our 2017 Form 10-K for additional information about our leases.
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
In August 2018, the FASB issued an update to the accounting standard regarding the accounting for long-duration insurance contracts. The new standard: (i) requires that assumptions used to measure the liability for future policy benefits be reviewed at least annually; (ii) defines and simplifies the measurement of market risk benefits; (iii) simplifies the amortization of deferred acquisition costs; and (iv) enhances the required disclosures about long-duration contracts. This update is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the potential impact of the adoption of this update.
In August 2018, the FASB issued an update to the accounting standard regarding the disclosure requirements for fair value measurement. The amendments in this update remove certain disclosure requirements regarding transfers between assets as well as the valuation process for Level III assets. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their required effective date. We are currently evaluating the impact on our financial statements and future disclosures as a result of this update.
In August 2018, the FASB issued an update to the accounting standard regarding the capitalization of implementation costs for activities performed in a cloud computing arrangement that is a service contract. The new standard aligns the accounting for implementation costs of hosting arrangements that are service contracts with the accounting for capitalizing internal-use software. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the potential impact of the adoption of this update and do not expect it to have a material effect on our financial statements and disclosures.
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

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The calculation of basic and diluted net income per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2018	2017	2018	2017
Net income—basic	$142,797	$65,142	$466,232	$114,272
Adjustment for dilutive Convertible Senior Notes due 2019, net of tax (1)	—	—	—	(215)
Net income—diluted	$142,797	$65,142	$466,232	$114,057

Average common shares outstanding—basic	213,309	215,279	214,499	215,194
Dilutive effect of Convertible Senior Notes due 2017	—	16	—	398
Dilutive effect of Convertible Senior Notes due 2019	—	—	—	611
Dilutive effect of share-based compensation arrangements (2)	4,593	4,096	4,284	4,027
Adjusted average common shares outstanding—diluted	217,902	219,391	218,783	220,230

Net income per share:

Basic	$0.67	$0.30	$2.17	$0.53

Diluted	$0.66	$0.30	$2.13	$0.52
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

(2)
The following number of shares of our common stock equivalents issued under our share-based compensation arrangements were not included in the calculation of diluted net income (loss) per share because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Shares of common stock equivalents	338	676	338	440

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

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Adjusted Pretax Operating Income (Loss)
Our senior management, including our Chief Executive Officer (Radian’s chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of Radian’s business segments and to allocate resources to the segments. Adjusted pretax operating income (loss) is defined as pretax income (loss) from continuing operations excluding the effects of net gains (losses) on investments and other financial instruments, loss on induced conversion and debt extinguishment, acquisition-related expenses, amortization or impairment of goodwill and other acquired intangible assets, and net impairment losses recognized in earnings and losses from the sale of lines of business.
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

(4)
Amortization or impairment of goodwill and other acquired intangible assets. Amortization of acquired intangible assets represents the periodic expense required to amortize the cost of acquired intangible assets over their estimated useful lives. Acquired intangible assets with an indefinite useful life are also periodically reviewed for potential impairment, and impairment adjustments are made whenever appropriate. These charges are not viewed as part of the operating performance of our primary activities and therefore are excluded from our calculation of adjusted pretax operating income (loss).

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

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Summarized operating results for our segments for the periods indicated, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Mortgage Insurance
Net premiums written—insurance (1)	$253,827	$247,810	$743,765	$713,782
(Increase) decrease in unearned premiums	1,655	(11,108)	3,235	(26,184)
Net premiums earned—insurance	255,482	236,702	747,000	687,598
Net investment income	38,824	32,540	110,227	93,643
Other income	725	760	2,153	2,118
Total (2)	295,031	270,002	859,380	783,359

Provision for losses	20,715	35,980	77,468	100,926
Policy acquisition costs	5,667	5,554	18,780	18,406
Other operating expenses before corporate allocations	33,152	36,941	98,302	114,169
Total (3)	59,534	78,475	194,550	233,501
Adjusted pretax operating income before corporate allocations	235,497	191,527	664,830	549,858
Allocation of corporate operating expenses	19,794	11,737	58,507	41,817
Allocation of interest expense	11,083	11,282	32,552	34,539
Adjusted pretax operating income	$204,620	$168,508	$573,771	$473,502

______________________

(1)	Net of ceded premiums written under the QSR Program and the Single Premium QSR Program. See Note 7 for additional information.

(2)
Excludes net losses on investments and other financial instruments of $4.5 million and $30.8 million for the three and nine months ended September 30, 2018, and net gains on investments and other financial instruments of $2.5 million and $5.0 million for the three and nine months ended September 30, 2017, not included in adjusted pretax operating income.

(3)Includes inter-segment expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Inter-segment expenses	$766	$1,491	$2,653	$5,726

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Services
Net premiums earned—insurance (1)	$2,949	$—	$5,325	$—
Services revenue (2)	37,332	41,062	109,211	121,126
Net investment income (1)	171	—	197	—
Other income (1)	449	—	844	—
Total (2)	40,901	41,062	115,577	121,126

Provision for losses (1)	242	—	295	—
Cost of services	26,001	27,544	73,628	82,196
Other operating expenses before corporate allocations	14,772	12,781	39,531	38,188
Restructuring and other exit costs (3)	407	5,463	1,987	5,463
Total	41,422	45,788	115,441	125,847
Adjusted pretax operating income (loss) before corporate allocations	(521)	(4,726)	136	(4,721)
Allocation of corporate operating expenses	2,948	3,730	8,742	10,852
Allocation of interest expense	4,452	4,433	13,354	13,293
Adjusted pretax operating income (loss)	$(7,921)	$(12,889)	$(21,960)	$(28,866)

______________________

(1)	Results from inclusion of the operations of EnTitle Direct, a national title insurance and settlement services company, acquired in March 2018.
(2)Includes inter-segment revenues as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Inter-segment revenues	$766	$1,491	$2,653	$5,726

(3)	Does not include impairment of long-lived assets and loss from the sale of a business line, which are not components of adjusted pretax operating income.
Selected balance sheet information for our segments, as of the periods indicated, is as follows:

	At September 30, 2018
(In thousands)	Mortgage Insurance	Services	Total
Total assets	$6,095,101	$174,383	$6,269,484

	At December 31, 2017
(In thousands)	Mortgage Insurance	Services	Total
Total assets	$5,733,918	$166,963	$5,900,881

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The reconciliation of adjusted pretax operating income to consolidated pretax income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Adjusted pretax operating income (loss):
Mortgage Insurance (1)	$204,620	$168,508	$573,771	$473,502
Services (1)	(7,921)	(12,889)	(21,960)	(28,866)
Total adjusted pretax operating income	196,699	155,619	551,811	444,636

Net gains (losses) on investments and other financial instruments	(4,480)	2,480	(30,771)	4,960
Loss on induced conversion and debt extinguishment	—	(45,766)	—	(51,469)
Acquisition-related expenses (2)	(2)	(54)	(418)	(126)
Impairment of goodwill	—	—	—	(184,374)
Amortization and impairment of other acquired intangible assets	(3,472)	(2,890)	(8,968)	(25,042)
Impairment of other long-lived assets and loss from the sale of a business line (3)	(4,057)	(6,575)	(3,953)	(6,575)
Consolidated pretax income	$184,688	$102,814	$507,701	$182,010

______________________

(1)	Includes inter-segment expenses and revenues as listed in the notes to the preceding tables.

(2)	Acquisition-related expenses represent expenses incurred to effect the acquisition of a business, net of adjustments to accruals previously recorded for acquisition expenses.

(3)	Included within restructuring and other exit costs. See Note 1.
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
4. Fair Value of Financial Instruments
Available for sale securities, trading securities, equity securities and certain other assets are recorded at fair value. All changes in the fair value of trading securities, equity securities and certain other assets are included in our condensed consolidated statements of operations. All changes in the fair value of available for sale securities are recorded in accumulated other comprehensive income. As a result of our implementation of the update to the standard for the accounting of financial instruments, we elected to measure certain other investments using the net asset value as a practical expedient. See Note 1 “—Significant Accounting Policies—Recent Accounting Pronouncements—Accounting Standards Adopted During 2018” for additional information. There were no other changes to our fair value methodologies during the nine months ended September 30, 2018.
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
Form 10-K.
The following is a list of assets that are measured at fair value by hierarchy level as of September 30, 2018:

(In thousands)	Level I	Level II	Total
Assets at Fair Value
Investment Portfolio:
U.S. government and agency securities	$234,507	$21,545	$256,052
State and municipal obligations	—	345,029	345,029
Money market instruments	156,396	—	156,396
Corporate bonds and notes	—	2,480,097	2,480,097
RMBS	—	272,125	272,125
CMBS	—	576,829	576,829
Other ABS	—	674,509	674,509
Equity securities	145,198	3,514	148,712
Other investments (1)	—	149,265	149,265
Total Investments at Fair Value (2)	536,101	4,522,913	5,059,014	(3)
Total Assets at Fair Value	$536,101	$4,522,913	$5,059,014	(3)

______________________

(1)	Comprising short-term certificates of deposit and commercial paper.

(2)
Does not include certain other invested assets ($3.6 million), primarily invested in limited partnership investments valued using the net asset value as a practical expedient. Includes cash collateral held under securities lending agreements ($31.8 million) reinvested in money market instruments.

(3)
Includes $34.4 million of securities loaned to third-party Borrowers under securities lending agreements, classified as other assets in our consolidated balance sheets. See Note 5 for more information.

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

There were no Level III assets measured at fair value at September 30, 2018 or December 31, 2017, and no Level III liabilities. There were no investment transfers between Level I, Level II or Level III for the three and nine months ended September 30, 2018 and 2017.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value in our condensed consolidated balance sheets were as follows as of the dates indicated:

	September 30, 2018		December 31, 2017
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Other invested assets (1)	$—	$—	$334	$3,226
Liabilities:
Senior notes	1,029,511	1,053,528	1,027,074	1,093,934

______________________

(1)	As a result of implementing the update to the standard for the accounting of financial instruments effective January 1, 2018, other invested assets are no longer carried at amortized cost.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

5. Investments
Available for Sale Securities
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	September 30, 2018
(In thousands)	Amortized Cost	Fair Value		Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$75,369	$72,645	(1)	$—	$2,724
State and municipal obligations	140,877	139,986		1,859	2,750
Corporate bonds and notes	2,158,991	2,108,779		4,262	54,474
RMBS	258,152	250,056	(2)	4	8,100
CMBS	536,982	525,858		363	11,487
Other ABS	675,686	673,418		967	3,235
Total securities available for sale	$3,846,057	$3,770,742	(3)	$7,455	$82,770

______________________

(1)	Includes securities with a fair value of $10.5 million serving as collateral for FHLB advances.

(2)	Includes securities with a fair value of $66.1 million serving as collateral for FHLB advances.

(3)
Includes $7.0 million of fixed-maturity securities loaned to third-party Borrowers under securities lending agreements, classified as other assets in our condensed consolidated balance sheets, as further described below.

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
For the nine months ended September 30, 2018, we did not transfer any securities from the available for sale or trading categories.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Gross Unrealized Losses and Fair Value of Available for Sale Securities
For securities deemed “available for sale” and that are in an unrealized loss position, the following tables show the gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of September 30, 2018 and December 31, 2017 are loaned securities under securities lending agreements that are classified as other assets in our condensed consolidated balance sheets, as further described below.

	September 30, 2018
($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	9	$39,342	$1,944	5	$11,758	$780	14	$51,100	$2,724
State and municipal obligations	25	76,914	2,166	6	13,172	584	31	90,086	2,750
Corporate bonds and notes	383	1,619,774	43,840	35	157,323	10,634	418	1,777,097	54,474
RMBS	23	169,259	3,271	28	80,158	4,829	51	249,417	8,100
CMBS	78	423,684	10,098	11	26,830	1,389	89	450,514	11,487
Other ABS	118	461,978	3,002	16	24,890	233	134	486,868	3,235
Total	636	$2,790,951	$64,321	101	$314,131	$18,449	737	$3,105,082	$82,770

	December 31, 2017
($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	6	$23,309	$129	3	$9,799	$238	9	$33,108	$367
State and municipal obligations	21	65,898	699	—	—	—	21	65,898	699
Corporate bonds and notes	152	672,318	4,601	32	139,105	3,451	184	811,423	8,052
RMBS	8	19,943	204	26	101,812	2,658	34	121,755	2,862
CMBS	35	139,353	1,395	4	3,518	215	39	142,871	1,610
Other ABS	92	260,864	777	7	8,297	45	99	269,161	822
Foreign government and agency securities	5	7,397	33	—	—	—	5	7,397	33
Equity securities	13	149,785	1,989	—	—	—	13	149,785	1,989
Total	332	$1,338,867	$9,827	72	$262,531	$6,607	404	$1,601,398	$16,434

Although we held securities in an unrealized loss position as of September 30, 2018, we did not consider those securities to be other-than-temporarily impaired as of such date. For all investment categories, the unrealized losses of 12 months or greater duration as of September 30, 2018 were generally caused by interest rate or credit spread movements since the purchase date, and as such, we expect to recover the amortized cost basis of these securities. As of September 30, 2018, we did not have the intent to sell any debt securities in an unrealized loss position, and we determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis, which may be at maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at September 30, 2018.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Other-than-temporary Impairment Activity. To the extent we determine that a security is deemed to have had an other-than-temporary impairment, an impairment loss is recognized. During the nine months ended September 30, 2018, we recorded other-than-temporary impairment losses in earnings of $1.7 million due to our intent to sell certain: (i) corporate bonds and notes and (ii) state and municipal obligations, each with an amortized cost basis greater than their fair value. While we recognized other-than-temporary impairment losses related to our intent to sell securities, there were no credit-related impairment losses recognized in earnings during the nine months ended September 30, 2018.
During the nine months ended September 30, 2017, we recorded other-than-temporary impairment losses in earnings of $1.0 million, including $0.5 million related to a convertible note of a non-public company issuer included in debt securities and $0.5 million related to a privately-placed equity security, because we concluded that we would not recover the amortized cost basis of these securities due to credit deterioration. There were no other-than-temporary impairment losses recognized in accumulated other comprehensive income (loss) during the nine months ended September 30, 2018 or the year ended December 31, 2017.
Trading Securities
The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

(In thousands)	September 30, 2018	December 31, 2017
Trading securities:
State and municipal obligations	$185,494	$214,841
Corporate bonds and notes	235,422	307,271
RMBS	22,069	29,520
CMBS	50,971	50,561
Foreign government and agency securities	—	4,241
Total	$493,956	$606,434	(1)
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

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Key balances related to our securities lending agreements consisted of the following as of the dates indicated:

(In thousands)	September 30, 2018	December 31, 2017
Loaned securities (1):
U.S. government and agency securities	$90	$—
Corporate bonds and notes	7,427	13,862
Foreign government and agency securities	—	867
Equity securities	26,847	13,235
Total loaned securities, at fair value	$34,364	$27,964

Total loaned securities, at amortized cost	$34,651	$27,846
Securities collateral on deposit from Borrowers (2)	3,367	9,342
Reinvested cash collateral, at estimated fair value (3)	31,799	19,357
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net realized gains (losses):
Fixed-maturities available for sale (1)	$(4,219)	$137	$(9,030)	$(3,552)
Equity securities	(69)	33	571	418
Trading securities	(260)	(223)	(910)	(6,266)
Short-term investments	7	14	—	(18)
Other invested assets	83	—	346	—
Other gains (losses)	11	7	46	25
Net realized gains (losses) on investments	(4,447)	(32)	(8,977)	(9,393)
Other-than-temporary impairment losses	(900)	—	(1,744)	(1,000)
Net unrealized gains (losses) on investment securities (2)	1,405	2,353	(17,132)	14,517
Total net gains (losses) on investments	(3,942)	2,321	(27,853)	4,124
Net gains (losses) on other financial instruments	(538)	159	(2,918)	836
Net gains (losses) on investments and other financial instruments	$(4,480)	$2,480	$(30,771)	$4,960

______________________
(1)Components of net realized gains (losses) on fixed-maturities available for sale include:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Gross investment gains from sales and redemptions	$814	$419	$1,831	$5,150
Gross investment losses from sales and redemptions	(5,033)	(282)	(10,861)	(8,702)

(2)
These amounts include unrealized gains (losses) on investment securities other than securities available for sale. For the three and nine months ended September 30, 2017, the unrealized gains (losses) on investments exclude the net change in unrealized gains and losses on equity securities. Prior to the implementation of the update to the standard for the accounting of financial instruments effective January 1, 2018, the unrealized gains (losses) associated with equity securities were classified in accumulated other comprehensive income.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Net Unrealized Gains (Losses) on Investment Securities
The net changes in unrealized gains (losses) from trading securities and equity securities still held at period end were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net changes in unrealized gains (losses) (1):
Equity securities	$2,971	$—	$2,238	$—
Trading securities (2)	(2,622)	2,694	(18,506)	10,011
Net changes in unrealized gains (losses) on investment securities	$349	$2,694	$(16,268)	$10,011
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
Contractual Maturities
The contractual maturities of fixed-maturity investments available for sale were as follows:

	September 30, 2018
	Available for Sale
(In thousands)	Amortized Cost	Fair Value
Due in one year or less (1)	$51,228	$51,101
Due after one year through five years (1)	823,314	809,555
Due after five years through 10 years (1)	1,099,144	1,065,556
Due after 10 years (1)	401,551	395,198
RMBS (2)	258,152	250,056
CMBS (2)	536,982	525,858
Other ABS (2)	675,686	673,418
Total (3)	$3,846,057	$3,770,742
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS and Other ABS are shown separately, as they are not due at a single maturity date.

(3)	Includes securities loaned under securities lending agreements.
Other
At September 30, 2018, Radian had an aggregate amount of $76.6 million of U.S. government and agency securities and RMBS, classified as fixed-maturities available for sale within our investment securities portfolio, serving as collateral for our FHLB advances. There were no FHLB advances outstanding at December 31, 2017. See Note 12 for additional information.
Securities on deposit with various state insurance commissioners amounted to $15.4 million and $11.8 million at September 30, 2018 and December 31, 2017, respectively.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

6. Goodwill and Other Acquired Intangible Assets, Net
All of our goodwill and other acquired intangible assets relate to our Services segment. The following table shows the changes in the carrying amount of goodwill for the year-to-date periods ended September 30, 2018 and December 31, 2017:

(In thousands)	Goodwill	Accumulated Impairment Losses	Net
Balance at December 31, 2016	$197,265	$(2,095)	$195,170
Goodwill acquired	126	—	126
Impairment losses	—	(184,374)	(184,374)
Balance at December 31, 2017	197,391	(186,469)	10,922
Goodwill acquired	—	—	—
Impairment losses	—	—	—
Balance at September 30, 2018	$197,391	$(186,469)	$10,922

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
In the third quarter of 2018, we performed a qualitative assessment of goodwill and other acquired intangible assets and considered factors such as: (i) the decline in and timing of revenues during 2018 for the Services segment (as compared to the forecasted amounts for the same period); (ii) the current carrying amount of reporting unit and asset groupings; and (iii) our recent goodwill impairment test and recognition of impairment charges. Based on our qualitative assessment in the third quarter of 2018, we concluded that it is not “more likely than not” that the fair value of the Services reporting unit is less than its carrying amount as of September 30, 2018. In addition, we concluded that the carrying amounts of other acquired intangible assets are supported by projected earnings. We monitor the performance of the Services segment each quarter, including through our annual impairment assessment planned for the fourth quarter of 2018.
For additional information on our accounting policies for goodwill and other acquired intangible assets, see Note 2 of Notes to Consolidated Financial Statements in our 2017 Form 10-K.
Other Acquired Intangible Assets
The following is a summary of the gross and net carrying amounts and accumulated amortization of our other acquired intangible assets as of the periods indicated:

	September 30, 2018
(In thousands)	Original Amount Acquired	Accumulated Amortization and Impairment	Net Carrying Amount
Client relationships (1)	$82,530	$(46,569)	$35,961
Technology (2)	15,250	(11,567)	3,683
Trade name and trademarks	8,340	(3,649)	4,691
Client backlog	6,680	(6,680)	—
Non-competition agreements	185	(175)	10
Licenses	463	(23)	440
Total	$113,448	$(68,663)	$44,785

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	December 31, 2017
(In thousands)	Original Amount Acquired	Accumulated Amortization	Net Carrying Amount
Client relationships (1)	$82,530	$(41,596)	$40,934
Technology (2)	15,250	(8,922)	6,328
Trade name and trademarks	8,340	(3,003)	5,337
Client backlog	6,680	(6,006)	674
Non-competition agreements	185	(168)	17
Total	$112,985	$(59,695)	$53,290
______________________

(1)	Includes a cumulative impairment charge of $14.9 million.

(2)	Includes a cumulative impairment charge of $0.9 million.
The estimated aggregate amortization expense for the remainder of 2018 and thereafter is as follows (in thousands):

2018	$3,461
2019	8,146
2020	6,827
2021	5,413
2022	4,881
2023	4,430
Thereafter	11,627
Total	$44,785

Generally, for tax purposes, substantially all of our goodwill and other acquired intangible assets are deductible and will be amortized over a period of 15 years from acquisition.
7. Reinsurance
Radian’s reinsurance programs represent a component of our long-term risk distribution strategy. From time to time, we have entered into reinsurance transactions as part of our strategy to manage our capital position and risk profile, which includes managing Radian Guaranty’s position under the PMIERs financial requirements. The credit that we receive under the PMIERs financial requirements for these transactions is subject to periodic review by the GSEs.
The effect of reinsurance on our mortgage insurance net premiums written and earned is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net premiums written—insurance:
Direct	$278,118	$265,927	$819,812	$766,219
Ceded (1)	(24,291)	(18,117)	(76,047)	(52,437)
Net premiums written—insurance	$253,827	$247,810	$743,765	$713,782
Net premiums earned—insurance:
Direct	$271,487	$250,541	$795,811	$729,832
Assumed	6	7	19	21
Ceded (1)	(16,011)	(13,846)	(48,830)	(42,255)
Net premiums earned—insurance	$255,482	$236,702	$747,000	$687,598

______________________

(1)	Net of profit commission.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Single Premium QSR Program
In the first quarter of 2016, Radian Guaranty entered into the 2016 Single Premium QSR Agreement with a panel of third-party reinsurers. Effective December 31, 2017, we amended the 2016 Single Premium QSR Agreement to increase the amount of ceded risk on performing loans under the agreement from 35% to 65% for the 2015 through 2017 vintages. As of the effective date, the result of this amendment increased the amount of risk ceded on Single Premium Policies, including for the purposes of calculating any future ceding commissions and profit commissions that Radian Guaranty will earn. It will also increase the future amounts of our ceded premiums and ceded losses. As of January 1, 2018, Radian Guaranty is no longer ceding NIW under this arrangement. RIF ceded under the 2016 Single Premium QSR Agreement was $6.4 billion and $4.3 billion as of September 30, 2018 and 2017, respectively.
In October 2017, we entered into the 2018 Single Premium QSR Agreement with a panel of third-party reinsurers. Under the 2018 Single Premium QSR Agreement, we expect to cede 65% of our Single Premium NIW beginning with the business written in January 2018, subject to certain conditions that may affect the amount ceded, including a limitation on ceded premium written equal to $335 million for policies issued between January 1, 2018 and December 31, 2019. Notwithstanding this limitation, the parties may mutually agree to amend the agreement, including with respect to any limitations on the amounts of insurance that may be ceded. RIF ceded under the 2018 Single Premium QSR Agreement was $1.6 billion as of September 30, 2018.
QSR Program
In 2012, Radian Guaranty entered into the QSR Program with a third-party reinsurance provider. Radian Guaranty has ceded the maximum amount permitted under the QSR Program and is no longer ceding NIW under these transactions. RIF ceded under the QSR Program was $1.0 billion and $1.3 billion as of September 30, 2018 and 2017, respectively.
See Note 8 of Notes to Consolidated Financial Statements in our 2017 Form 10-K for more information about our reinsurance transactions.
The following tables show the amounts related to the Single Premium QSR Program and the QSR Program for the periods indicated:

	Single Premium QSR Program
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Ceded premiums written (1)	$20,920	$13,248	$64,818	$36,064
Ceded premiums earned (1)	11,181	6,771	32,718	18,941
Ceding commissions written	8,070	5,156	24,571	14,002
Ceding commissions earned (2)	5,635	3,536	16,546	9,721
Ceded losses	1,060	406	2,973	1,443

	QSR Program
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Ceded premiums written (1)	$3,174	$4,621	$10,621	$15,137
Ceded premiums earned (1)	4,632	6,826	15,502	22,064
Ceding commissions written	918	1,323	3,058	4,328
Ceding commissions earned (2)	2,738	2,925	9,182	10,198
Ceded losses	131	257	383	517
______________________

(1)	Net of profit commission.

(2)	Includes amounts reported in policy acquisition costs and other operating expenses.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

8. Other Assets
The following table shows the components of other assets as of the dates indicated:

(In thousands)	September 30, 2018	December 31, 2017
Deposit with the IRS (Note 9)	$88,557	$88,557
Corporate-owned life insurance	82,800	85,862
Internal-use software (1)	51,191	48,751
Property and equipment (2)	38,060	38,291
Accrued investment income	34,430	31,389
Loaned securities	34,364	27,964
Unbilled receivables	19,580	22,257
Deferred policy acquisition costs	16,922	16,987
Reinsurance recoverables	13,542	8,492
Other	35,826	39,299
Total other assets	$415,272	$407,849
______________________

(1)
Internal-use software at cost, less accumulated amortization of $57.2 million and $48.4 million at September 30, 2018 and December 31, 2017, respectively. Amortization expense was $2.9 million and $2.7 million for the three-month periods ended September 30, 2018 and 2017, respectively, and $8.6 million and $7.9 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

(2)
Property and equipment at cost, less accumulated depreciation of $61.0 million and $57.6 million at September 30, 2018 and December 31, 2017, respectively. Depreciation expense was $2.1 million and $1.9 million for the three-month periods ended September 30, 2018 and 2017, respectively, and $5.9 million and $4.9 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

9. Income Taxes
For additional information on our income taxes, including our accounting policies and the TCJA, see Notes 1 and 10 of Notes to Consolidated Financial Statements in our 2017 Form 10-K.
Because the TCJA was passed late in the fourth quarter of 2017 and ongoing guidance and accounting interpretation is expected throughout 2018, as of December 31, 2017, we made provisional estimates for the effects of the TCJA in accordance with Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118,” issued by the SEC staff in December 2017). These provisional estimates primarily related to NOLs, loss reserves, share-based compensation and state taxes. We expect to complete our analysis of all deferred tax balances by December 2018. As of September 30, 2018, we have not recorded any measurement period adjustments in accordance with SAB 118 to change our provisional amounts that were recorded as of December 31, 2017.
As of September 30, 2018, we have utilized substantially all of our federal NOL carryforwards. We have approximately $7.0 million of AMT credit carryforwards, which are expected to be fully utilized or refunded in the near term. If our AMT credits are not fully utilized during the 2018 tax year, then some portion of the refundable credit may be subject to sequestration under the provisions of the Balanced Budget and Emergency Deficit Reduction Act of 1985. However, we do not expect the amount potentially subject to sequestration to be material.
We are required to establish a valuation allowance against our deferred tax assets when it is more likely than not that all or some portion of our deferred tax assets will not be realized. At each balance sheet date, we assess our need for a valuation allowance and our assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our deferred tax assets will be realized in future periods. In making this assessment as of September 30, 2018, we determined that certain of our subsidiaries within Radian may continue to generate taxable losses on a separate company basis in the near term and may not be able to fully utilize certain of their state and local NOLs on their state and local tax returns. As of September 30, 2018, our valuation allowance is $53.1 million, which relates primarily to these separate company state and local NOLs and other state tax timing adjustments.

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
This settlement with the IRS resolved the issues and concluded all disputes related to the IRS Matter. In the three-month period ended June 30, 2018, we recorded tax benefits of $73.6 million, which includes both the impact of the settlement with the IRS as well as the reversal of certain previously accrued state and local tax liabilities. Under the terms of the settlement, we will submit to the IRS approximately $31 million of our $89 million “qualified deposits” with the U.S. Treasury and the remaining balance will be returned to us.
Due to the resolution of our long-standing IRS Matter, in the second quarter of 2018 we recognized a reduction in our gross unrecognized tax benefits. This reduction, which excludes deferred uncertain tax positions as well as interest and penalties, was approximately $88.6 million, and will be reflected in our annual reconciliation of uncertain tax positions. This amount includes the reversal of certain state and local unrecognized tax benefits related to the matters contained within the IRS dispute.
10. Losses and Loss Adjustment Expense
Our reserve for losses and LAE, at the end of each period indicated, consisted of:

(In thousands)	September 30, 2018	December 31, 2017
Mortgage insurance loss reserves	$408,980	$507,588
Services loss reserves (1)	3,480	—
Total reserve for losses and LAE	$412,460	$507,588
______________________

(1)
A majority of this amount is included in the reinsurance recoverables reported in other assets in our condensed consolidated balance sheet, and relates to the acquisition of EnTitle Direct, completed on March 27, 2018.

The following table shows our mortgage insurance reserve for losses and LAE by category at the end of each period indicated:

(In thousands)	September 30, 2018	December 31, 2017
Reserves for losses by category:
Prime	$231,916	$285,022
Alt-A and A minus and below	129,262	170,873
IBNR and other	14,505	16,021
LAE	11,203	13,349
Reinsurance recoverable (1)	9,977	8,315
Total primary reserves	396,863	493,580
Total pool reserves (2)	11,705	13,463
Total First-lien reserves	408,568	507,043
Other (3)	412	545
Total reserve for losses	$408,980	$507,588
______________________

(1)
Represents ceded losses on captive reinsurance transactions, the QSR Program and the Single Premium QSR Program. These amounts are included in the reinsurance recoverables reported in other assets in our condensed consolidated balance sheets.

(2)	Includes reinsurance recoverable of $20 thousand and $35 thousand as of September 30, 2018 and December 31, 2017, respectively.

(3)	Does not include our Second-lien premium deficiency reserve that is included in other liabilities.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table presents information relating to our mortgage insurance reserve for losses, including our IBNR reserve and LAE but excluding our Second-lien premium deficiency reserve, for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2018	2017
Balance at beginning of period	$507,588	$760,269
Less: Reinsurance recoverables (1)	8,350	6,851
Balance at beginning of period, net of reinsurance recoverables	499,238	753,418
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	100,047	145,798
Prior years	(24,075)	(45,331)
Total incurred	75,972	100,467
Deduct: Paid claims and LAE related to:
Current year (2)	2,316	3,639
Prior years	173,911	301,228
Total paid	176,227	304,867	(3)
Balance at end of period, net of reinsurance recoverables	398,983	549,018
Add: Reinsurance recoverables (1)	9,997	7,470
Balance at end of period	$408,980	$556,488
______________________

(1)	Related to ceded losses recoverable, if any, on captive reinsurance transactions, the QSR Program and the Single Premium QSR Program. See Note 7 for additional information.

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
Reserve Activity
2018 Activity
Our mortgage insurance loss reserves at September 30, 2018 declined as compared to December 31, 2017, primarily as a result of the amount of paid claims continuing to outpace losses incurred related to new default notices reported in the current year. Reserves established for new default notices were the primary driver of our incurred losses for the nine months ended September 30, 2018, and they were primarily impacted by the number of new primary default notices received in the period and our related gross Default to Claim Rate assumption applied to those new defaults, which was 8.5% as of September 30, 2018. The provision for losses during the first nine months of 2018 was positively impacted by favorable reserve development on prior year defaults, which was primarily driven by a reduction during the period in certain Default to Claim Rate assumptions for these prior year defaults compared to the assumptions used at December 31, 2017. The reductions in Default to Claim Rate assumptions resulted from observed trends, primarily higher Cures than were previously estimated.
Following Hurricanes Harvey and Irma, which occurred in the third quarter of 2017, we observed an increase in new primary defaults from FEMA Designated Areas associated with these hurricanes. We expect most of these hurricane-related defaults to cure by the end of 2018, and at higher cure rates than the rates for our general population of defaults. We therefore assigned a 3% Default to Claim Rate assumption to the new primary defaults from FEMA Designated Areas associated with Hurricanes Harvey and Irma that were reported subsequent to those two natural disasters and through February 2018. These incremental defaults did not have a material impact on our provision for losses in 2017 or 2018.
Total claims paid decreased for the nine months ended September 30, 2018, compared to the same period in 2017. The decrease in claims paid is consistent with the ongoing decline in the outstanding default inventory. In addition, claims paid for

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

the nine months ended September 30, 2017 were higher because they included payments that were made in connection with the scheduled final settlement of the Freddie Mac Agreement in the third quarter of 2017.
2017 Activity
Our loss reserves at September 30, 2017 declined as compared to December 31, 2016, primarily as a result of the amount of paid claims and Cures continuing to outpace losses incurred related to new default notices reported in the current year. Reserves established for new default notices were the primary driver of our total incurred loss for the nine months ended September 30, 2017, and they were primarily impacted by the number of new primary default notices received in the period and our related gross Default to Claim Rate assumption applied to those new defaults, which was 10.5% as of September 30, 2017. The provision for losses during the first nine months of 2017 was positively impacted by favorable reserve development on prior year defaults, which was primarily driven by a reduction during the period in certain Default to Claim Rate assumptions for these prior year defaults compared to those used at December 31, 2016. The reductions in Default to Claim Rate assumptions resulted from observed trends, primarily higher Cures than were previously estimated. The positive development in prior year defaults was partially offset by incremental IBNR reserves of $14.2 million to reflect the estimated payment for future losses, primarily on certain performing loans in our portfolio with insurance written in years prior to and including 2008 that were expected to be affected by an upcoming pool commutation.
Reserve Assumptions
Default to Claim Rate
Our aggregate weighted-average net Default to Claim Rate assumption (net of Claim Denials and Rescissions) used in estimating our primary reserve for losses was 34% at September 30, 2018, compared to 31% at December 31, 2017. This increase in the Default to Claim Rate was primarily driven by a reduction in the number of defaults in FEMA Designated Areas associated with Hurricanes Harvey and Irma (which had a lower Default to Claim Rate of 3%). Excluding the impact of defaults associated with these FEMA Designated Areas, our aggregate weighted-average net Default to Claim Rate (net of Claim Denials and Rescissions) was 35% at September 30, 2018, as compared to 38% at December 31, 2017. As of September 30, 2018 our gross Default to Claim Rate assumptions on our primary portfolio ranged from 8.5% for new defaults, up to 68% for defaults not in foreclosure stage, and 75% for Foreclosure Stage Defaults. Our Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans grouped according to the period in which the default occurred, as measured by the progress toward foreclosure sale and the number of months in default. Our estimate of expected Rescissions and Claim Denials (net of expected Reinstatements) embedded in our estimated Default to Claim Rate is generally based on our recent experience. Consideration is also given to any differences in characteristics between those rescinded policies and denied claims and the loans remaining in our defaulted inventory.
Loss Mitigation
As our insurance written in years prior to and including 2008 has become a smaller percentage of our overall insured portfolio, a reduced amount of Loss Mitigation Activity has occurred with respect to the claims we receive, and we expect this general trend to continue. As a result, our future Loss Mitigation Activity is not expected to mitigate our paid losses significantly. The amount of estimated Loss Mitigation Activities incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of Rescissions, Claim Denials and Claim Curtailments on future claims, but also the volume and attributes of our defaulted insured loans, our estimated Default to Claim Rate and our estimated Claim Severity, among other assumptions. Our estimate of net future Loss Mitigation Activities has not materially impacted our loss reserves at September 30, 2018 or December 31, 2017.
Our reported Rescission, Claim Denial and Claim Curtailment activity in any given period is subject to challenge by our lender and servicer customers. We expect that a portion of previous Rescissions will be reinstated and previous Claim Denials will be resubmitted with the required documentation and ultimately paid; therefore, we have incorporated this expectation into our IBNR reserve estimate. Our IBNR reserve estimate of $5.9 million and $10.4 million at September 30, 2018 and December 31, 2017, respectively, includes reserves for this activity.
We also accrue for the premiums that we expect to refund to our lender customers in connection with our estimated Rescissions.
11. Senior Notes
The carrying value of our senior notes at September 30, 2018 and December 31, 2017 was as follows:

(In thousands)		September 30, 2018	December 31, 2017
5.500%	Senior Notes due 2019	$158,148	$157,636
5.250%	Senior Notes due 2020	232,500	231,834
7.000%	Senior Notes due 2021	195,682	195,146
4.500%	Senior Notes due 2024	443,181	442,458
	Total Senior Notes	$1,029,511	$1,027,074

12. Other Liabilities
The following table shows the components of other liabilities as of the dates indicated:

(In thousands)	September 30, 2018	December 31, 2017
Deferred ceding commission	$92,987	$89,907
FHLB advances	71,430	—
Accrued compensation	48,712	67,687
Payable for securities (1)	43,076	1,000
Amount payable on the return of cash collateral under securities lending agreements	31,799	19,357
Current federal income taxes	11,278	96,740
Other	80,080	79,154
Total other liabilities	$379,362	$353,845

______________________

(1)	Represents the payable for purchases of securities that have not yet settled as of the balance sheet date.
FHLB Advances
In August 2016, Radian Guaranty and Radian Reinsurance became members of the FHLB. As members, they may borrow from the FHLB, subject to certain conditions, which include the need to post collateral and the requirement to maintain a minimum investment in FHLB stock, in part depending on the level of their outstanding FHLB advances.
As of September 30, 2018, we had $71.4 million of fixed-rate advances outstanding with a weighted average interest rate of 2.49%. Interest on the FHLB advances is payable quarterly, or at maturity if the term of the advance is less than 90 days. As of September 30, 2018, $46.9 million of the FHLB advances mature in 2018, $11.5 million mature in 2019, $5.0 million mature in 2021 and $8.0 million mature in 2023 and thereafter. Principal is due at maturity. For obligations with maturities greater than or equal to 90 days, we may prepay the debt at any time, subject to a prepayment fee calculation.
The FHLB advances are required to be collateralized by eligible assets with a market value that must be maintained at a minimum of approximately 103% to 105% of the principal balance of the FHLB advances (based on the eligible collateral we have provided at September 30, 2018, which consisted of an aggregate amount of $76.6 million in U.S. government and agency securities and RMBS from fixed-maturities available for sale within our investment securities portfolio).
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

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Revolving Credit Facility
On October 16, 2017, Radian Group entered into a three-year, $225 million unsecured revolving credit facility with a syndicate of bank lenders. Terms of the credit facility include an accordion feature that allows Radian Group, at its option, to increase the total borrowing capacity during the term of the agreement, subject to our obtaining the necessary increased commitments from lenders (which may include then existing or other lenders), up to a total of $300 million. Effective October 26, 2018, Radian Group exercised its rights under the accordion feature to add another global bank to the existing syndicate of bank lenders and to increase the amount of total commitments under the credit facility by $42.5 million, bringing the aggregate unsecured revolving credit facility to $267.5 million.
Subject to certain limitations, borrowings under the credit facility may be used for working capital and general corporate purposes, including capital contributions to Radian Group’s insurance and reinsurance subsidiaries as well as growth initiatives. The credit facility contains customary representations, warranties, covenants, terms and conditions. Our ability to borrow under the credit facility is conditioned on the satisfaction of certain financial and other covenants, including covenants related to minimum net worth and statutory surplus, a maximum debt-to-capitalization level, limits on certain types of indebtedness and liens, minimum liquidity levels and Radian Guaranty’s eligibility as a private mortgage insurer with the GSEs. See Note 12 of Notes to Consolidated Financial Statements in our 2017 Form 10-K. At September 30, 2018, Radian Group was in compliance with all the covenants and there were no amounts outstanding under this revolving credit facility.
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
On August 31, 2018, Nationstar Mortgage LLC d/b/a Mr. Cooper (“Nationstar”) filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against Radian Guaranty (the “Complaint”) alleging breach of contract, bad faith, and unjust enrichment claims and seeking monetary damages and declaratory relief. The Complaint lists 3,014 mortgage insurance certificates issued under multiple insurance policies as subject to disputes involving insurance coverage decisions.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The Complaint further lists 2,231 mortgage insurance certificates issued under multiple insurance policies as subject to disputes involving premium refund requests. Radian Guaranty believes that Nationstar’s allegations and claims in the legal proceedings described above are without merit and legally deficient, and plans to defend these claims vigorously. We are not able to estimate a reasonably possible loss, if any, or range of loss in this matter because of the preliminary stage of the litigation.
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
Other
Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities). To allow our customers to comply with these regulations at that time, we typically were required, depending on the amount of credit enhancement we were providing, to provide: (i) audited financial statements for the insurance subsidiary participating in the transaction or (ii) a full and unconditional holding company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving $90.3 million of remaining credit exposure as of September 30, 2018.
14. Capital Stock
Share Repurchase Program
On August 9, 2017, Radian Group’s board of directors authorized the Company to repurchase up to $50 million of its common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. Pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, the Company purchased 3,022,856 shares in the first half of 2018 at an average price of $16.56 per share, including commissions. This share repurchase program was fully utilized and expired on July 31, 2018.
On August 16, 2018, Radian Group’s board of directors approved a new share repurchase program that authorizes the Company to repurchase up to $100 million of its common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. As of September 30, 2018, the full purchase authority of up to $100 million remained available under this program, which expires on July 31, 2019.
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
Dividends Paid
In each of the quarters during 2018 and 2017, we declared quarterly cash dividends on our common stock equal to $0.0025 per share.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

15. Accumulated Other Comprehensive Income (Loss)
The following table shows the rollforward of accumulated other comprehensive income (loss) as of the periods indicated:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(73,345)	$(15,402)	$(57,943)	$32,669	$9,584	$23,085
Cumulative effect of adopting the accounting standard update for financial instruments	—	—	—	284	60	224
Cumulative effect of adopting the accounting standard update for the reclassification of certain tax effects	—	—	—	—	(2,724)	2,724
Balance adjusted for cumulative effect of adopting accounting standard updates	(73,345)	(15,402)	(57,943)	32,953	6,920	26,033
OCI:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(6,762)	(1,421)	(5,341)	(118,719)	(24,931)	(93,788)
Less: Reclassification adjustment for net gains (losses) included in net income (1)	(5,120)	(1,076)	(4,044)	(10,775)	(2,263)	(8,512)
Net unrealized gains (losses) on investments	(1,642)	(345)	(1,297)	(107,944)	(22,668)	(85,276)
Unrealized foreign currency translation adjustments	—	—	—	4	1	3
OCI	(1,642)	(345)	(1,297)	(107,940)	(22,667)	(85,273)
Balance at end of period	$(74,987)	$(15,747)	$(59,240)	$(74,987)	$(15,747)	$(59,240)

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$27,878	$9,761	$18,117	$(19,063)	$(6,668)	$(12,395)
OCI:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	9,598	3,359	6,239	52,069	18,224	33,845
Less: Reclassification adjustment for net gains (losses) included in net income (1)	170	59	111	(4,134)	(1,447)	(2,687)
Net unrealized gains (losses) on investments	9,428	3,300	6,128	56,203	19,671	36,532
Unrealized foreign currency translation adjustments	39	11	28	205	69	136
OCI	9,467	3,311	6,156	56,408	19,740	36,668
Balance at end of period	$37,345	$13,072	$24,273	$37,345	$13,072	$24,273

______________________

(1)	Included in net gains (losses) on investments and other financial instruments on our consolidated statements of operations.
16. Statutory Information
We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. Required SAPP are established by a variety of NAIC publications, as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of September 30, 2018, we did not have any prescribed or permitted statutory accounting practices that resulted in reported statutory surplus or risk-based capital being different from what would have been reported had NAIC statutory accounting practices been followed.
State insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations, as described below. Failure to maintain adequate levels of capital could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition. As of September 30, 2018, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $3.9 billion of our consolidated net assets.
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
Radian Guaranty was in compliance with the Statutory RBC Requirements or MPP Requirements, as applicable, in each of the RBC States as of September 30, 2018. The NAIC is in the process of developing a new Model Act for mortgage insurers, which is expected to include, among other items, new capital adequacy requirements for mortgage insurers. In May 2016, a working group of state regulators released an exposure draft of this Model Act. While the outcome and timing of this process are uncertain, the new Model Act, if and when finalized by the NAIC, has the potential to increase capital requirements in those states that adopt the Model Act. However, we continue to believe the changes to the Model Act will not result in financial requirements that require greater capital than the level currently required under the PMIERs financial requirements. See Note 1 herein and Note 1 of Notes to Consolidated Financial Statements in our 2017 Form 10-K for information regarding the PMIERs, which set requirements for private mortgage insurers to remain approved insurers of loans purchased by the GSEs.
Radian Guaranty’s Risk-to-capital calculation appears in the table below. For purposes of the Risk-to-capital calculation, as well as the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves.

	September 30, 2018	December 31, 2017
($ in millions)
RIF, net (1)	$40,241.6	$36,793.5

Common stock and paid-in capital	$1,866.0	$1,866.0
Surplus Note	100.0	100.0
Unassigned earnings (deficit)	(708.9)	(765.0)
Statutory policyholders’ surplus	1,257.1	1,201.0
Contingency reserve	1,995.8	1,667.0
Statutory capital	$3,252.9	$2,868.0

Risk-to-capital	12.4:1	12.8:1
______________________

(1)	Excludes risk ceded through reinsurance contracts (to third parties and affiliates) and RIF on defaulted loans.
Radian Guaranty’s statutory capital increased by $384.9 million in the first nine months of 2018, primarily due to Radian Guaranty’s statutory net income of $376.3 million during this period. The net decrease in Radian Guaranty’s Risk-to-capital in the first nine months of 2018 was primarily due to the increase in overall statutory capital, partially offset by an increase in RIF.
The Risk-to-capital ratio for our combined mortgage insurance operations was 11.7 to 1 as of September 30, 2018, compared to 12.1 to 1 as of December 31, 2017.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Segregated Funds Held for Others
Through EnTitle Insurance, we maintain escrow deposits as a service to our customers. Amounts held in escrow and excluded from assets and liabilities in our consolidated balance sheets totaled $6.1 million as of September 30, 2018. These amounts were held at third-party financial institutions and not considered assets of the Company. Should one or more of the financial institutions at which escrow deposits are maintained fail, there is no guarantee that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise. In the event of any such failure, we could be held liable for the disposition of these funds owned by third parties.

Glossary
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
Overview
We are a diversified mortgage and real estate services business with two business segments—Mortgage Insurance and Services. Our Mortgage Insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, as well as other credit risk management solutions, to mortgage lending institutions and mortgage investors. We provide our mortgage insurance products and services mainly through our wholly-owned subsidiary, Radian Guaranty. Our Services segment is primarily a fee-for-service business that offers a broad array of both mortgage and real estate services to market participants across the mortgage and real estate value chain. These services, comprising mortgage services, real estate services and title services, are provided primarily through Clayton, Green River Capital, Red Bell, ValuAmerica and EnTitle Direct (which we acquired in March 2018). Of the combined total of our net premiums earned and services revenue for the nine months ended September 30, 2018 and the year ended December 31, 2017, our Services segment provided approximately 13% and 15%, respectively.
Tax Cuts and Jobs Act
On December 22, 2017, the TCJA was signed into law. The TCJA significantly changes the U.S. tax system, and includes, among other things, a reduction of the federal corporate tax rate from 35% to 21%, effective January 1, 2018. During the nine months ended September 30, 2018, the TCJA had a significant favorable impact on the Company’s net income, diluted earnings per share and cash flows, primarily due to the reduction in the federal corporate tax rate. The TCJA also significantly increased the economic value of our mortgage insurance portfolio, due to the increase in expected future net cash flows from our existing IIF.
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
Recently, mortgage originations for home purchases have increased and become a larger proportion of total mortgage originations, as refinancing activity has declined due to rising interest rates. During 2017 and the first nine months of 2018, we have benefited from this trend because mortgage insurance penetration in the insurable mortgage market is generally three to five times higher for purchase originations than for refinancings. Additionally, mortgage insurance penetration on purchase transactions has gradually increased over the past few years. We believe that, as a result of the increase in home purchase transactions and the higher mortgage insurance penetration for purchase originations, the mortgage insurance market in the first nine months of 2018 was larger as compared to the same period of 2017.
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
Pricing is highly competitive in the mortgage insurance industry, with industry participants competing for market share and customer relationships. As a result of this competitive environment, industry pricing trends have included: (i) increases in the use of a spectrum of filed rates to allow for pricing based on more granular loan, borrower and property attributes, including granular pricing through the use of a “Black Box” model; (ii) the use of customized (often discounted) rates on lender-paid, Single Premium Policies and to a limited extent, on borrower-paid Monthly Premium Policies, including in response to requests for pricing bids by certain high-volume lenders; and (iii) other pricing changes that include, among other things, reductions in standard premium rates for borrower-paid Monthly Premium Policies.
We believe that as the mortgage insurance industry migrates away from a predominantly rate-card-based pricing model, various pricing methodologies are being deployed with differing degrees of risk-based granularity and transparency. We currently employ proprietary risk and customer analytics, as well as a digital pricing delivery platform, to deliver loan level pricing electronically to our customers. The granularity of our pricing is based on the business needs of our customers and their risk profiles. Our strategy is to consistently apply an approach to pricing that is customer-centric, flexible and customizable, as well as balanced with our own objectives for managing the risk and return profile of our insured portfolio.
We continually evaluate our pricing based on many factors and we design our pricing strategies to grow the long-term economic value of our mortgage insurance portfolio and to align with our overall strategic objectives. Consistent with these objectives, during March 2018, among other price changes, we implemented rate reductions on our borrower-paid Single Premium Policies. This strategy was designed to increase our NIW for borrower-paid Single Premium Policies in comparison to our lender-paid Single Premium Policies in order to improve both our return on required capital and our competitive position. Under the Homeowners Protection Act, most borrower-paid Single Premium Policies must be cancelled once the mortgage’s scheduled LTV has declined to 78%. As a result of this automatic cancellation feature and other factors, borrower-paid Single Premium Policies provide an increased return on required capital because, over the life of the loans, the Minimum Required Assets under PMIERs are lower than for lender-paid Single Premium Policies. In the six months since implementing this pricing strategy, we successfully increased our NIW for borrower-paid Single Premium Policies from 5% for the three-month

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

period ended March 31, 2018 to 14% for the three-month period ended September 30, 2018, and our NIW for lender-paid Single Premium Policies decreased from 16% to 8% for the same periods.
Radian had a competitive pricing advantage with respect to borrower-paid Single Premium Policies, from the implementation of our pricing changes in March 2018 until other MI providers changed their pricing in June 2018. Since June 2018, the other private mortgage insurers have recovered some of the market share for borrower-paid Single Premium Policies. Although this resulted in a slight decrease in our share of this portion of the market in the third quarter of 2018 as compared to the second quarter of 2018, we expect the volume allocated to Radian will continue to be elevated through the remainder of 2018 as compared to 2017.
In response to price changes by other private mortgage insurers, in May 2018 we announced additional pricing changes, effective June 2018, that provide increased risk-based granularity of our pricing across most products. Our pricing changes resulted in a decrease in our Monthly Premium Policy rates and an increase in our Single Premium Policy rates for mortgage insurance, and included the introduction of rate adjustors related to multi-borrower loans and loans with a debt-to-income ratio greater than 45%. Based on Radian’s mix of NIW for the three months ended September 30, 2018, after taking the changes announced in May 2018 into account, our estimate of the overall relative premium rate decrease on NIW is approximately 7%. Radian expects this new pricing will, over the life of the policies, produce a blended return on required capital on our new business on an unlevered basis (i.e., after-tax underwriting returns plus projected investment income) in the mid-teens. This projected return incorporates PMIERs 2.0, which will become effective on March 31, 2019. See “—PMIERs,” below.
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
During the first quarter of 2018, Freddie Mac and Fannie Mae announced the launch of limited pilot programs, Integrated Mortgage Insurance (“IMAGIN”) and Enterprise-Paid Mortgage Insurance (“EPMI”), respectively, as alternative ways for lenders to sell to the GSEs loans with LTVs greater than 80%. These investor-paid mortgage insurance programs, in which insurance is acquired directly by each GSE, have many of the same features and represent potential alternatives to traditional private mortgage insurance products that are provided to individual lenders. Under the IMAGIN and EPMI programs, which are forward insurance arrangements (forward commitments to insure future loan originations), insurance is being provided by a third party which, in turn, is expected to cede the risk to a panel of reinsurers. Under the EPMI program, a forward insurance arrangement will be secured by Fannie Mae from an approved insurance provider that may be: (i) a Fannie Mae-approved reinsurer or (ii) a traditional mortgage insurer that is approved by Fannie Mae pursuant to the PMIERs. The reinsurers that participate in IMAGIN and EPMI are not subject to compliance with the PMIERs, which may create a competitive disadvantage for private mortgage insurers.
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
Market Credit Characteristics. NIW on mortgage loans with LTVs greater than 95% has been increasing throughout the industry. In general, borrowers who purchase a home with mortgage insurance tend to have higher LTVs than borrowers who refinance with mortgage insurance. With purchase volume becoming a larger proportion of total originations and access to credit continuing to steadily expand, the proportion of higher-LTV lending in the market has increased. Additional factors contributing to the increase in the industry’s NIW on mortgage loans with LTVs greater than 95% include: (i) GSE program enhancements and guideline changes, including Fannie Mae’s HomeReady program and Freddie Mac’s Home Possible and Home Possible Advantage programs, that are designed to make home ownership more affordable for low- to moderate-income borrowers and (ii) recent lender response to market demands, particularly in light of increasing demand from first-time home buyers. As a result of all of these factors, home purchases by first-time home buyers, who traditionally require mortgage loans with higher LTVs and may have higher debt-to-income ratios, are becoming an increasingly significant portion of the total market. Beginning in late 2017, due in part to changes in GSE guidelines that increased acceptable debt-to-income limits, we

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

also observed a material increase in the volume of loans to borrowers with debt-to-income ratios greater than 45% throughout the private mortgage insurance industry. These higher levels have continued during the first nine months of 2018. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—NIW, IIF, RIF” in our 2017 Form 10-K for additional information about the GSE programs.
Hurricanes. We insure mortgages for homes in areas that have been or in the future may be impacted by natural disasters such as hurricanes, floods and wildfires, including Hurricanes Harvey and Irma in 2017 and Hurricanes Florence and Michael in 2018. Although the number of incremental defaults associated with areas that have been impacted by recent natural disasters, including the hurricanes in 2017 and 2018, may become somewhat elevated, we do not expect these incremental defaults to result in a material increase in our incurred losses or paid claims, given the limitations on our coverage related to property damage and our past experience. However, the future reserve impact of these incremental defaults may differ from our expectations due to overall economic conditions, the pace of economic recovery in the affected areas or other factors. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements.
As expected, Radian Guaranty experienced an increase in reported delinquencies in the areas affected by Hurricanes Harvey and Irma in the third and fourth quarters of 2017. Also, as we anticipated, in 2018 we have experienced high cure rates for these hurricane-related delinquencies, and they have not resulted in a material number of paid claims or a material impact on our loss reserves. Because the PMIERs require a higher level of Minimum Required Assets for all defaulted loans, these increases in our defaults temporarily reduced our cushion under the PMIERs. As of September 30, 2018, the impact of these hurricanes on our Minimum Required Assets has substantially decreased, consistent with our expectation that most of the hurricane-related defaults would cure during 2018. This volatility has not affected Radian Guaranty’s compliance with the PMIERs financial requirements. Although we have not yet experienced an impact on reported delinquencies from Hurricanes Michael and Florence, at September 30, 2018, our total primary mortgage insurance exposure to mortgages in FEMA Designated Areas associated with these recent hurricanes is immaterial. See “Liquidity and Capital Resources—Radian Group—Short-Term Liquidity Needs—Capital Support for Subsidiaries” for additional information on PMIERs.
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
The GSEs have significant discretion under the PMIERs and may amend the PMIERs at any time. As anticipated, on September 27, 2018, the GSEs issued PMIERs 2.0, which will become effective on March 31, 2019. Radian expects that it will be able to fully comply with PMIERs 2.0 and maintain an excess of Available Assets over Minimum Required Assets as of the effective date. See “Liquidity and Capital Resources—Radian Group—Short-Term Liquidity Needs” and Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Services. Our Services segment is primarily a fee-for-service business that is dependent upon overall activity in the mortgage, real estate and mortgage finance markets, as well as the overall health of the related industries. Due, in part, to the transactional nature of its business, revenues for our Services segment are subject to fluctuations from period to period, including seasonal fluctuations that reflect the activities in these markets. In addition, notwithstanding recent increases in the level of securitization transactions in the marketplace, the continued lack of a meaningful private-label securitization market has significantly limited the growth opportunities for our Services segment. See our 2017 Form 10-K, including Note 1 of Notes to Consolidated Financial Statements, “Item 1. Business-Services—Services Business Overview” and “Overview—Other 2017 Developments,” for additional information regarding the Services segment.
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

• Manage our capital and financial flexibility to optimize stockholder value
• Maintain positive operating leverage through accretive revenue growth and effective expense management (1)
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
Our growth strategy includes leveraging our core expertise in mortgage credit risk management and expanding our presence in the mortgage finance industry, including by participating in certain credit risk transfer programs developed by the GSEs. As part of their initiative to increase the role of private capital in the mortgage market, Fannie Mae and Freddie Mac have established Front-end credit risk transfer programs that provide the GSEs with credit risk coverage on a Flow Basis that is incremental to primary mortgage insurance, as well as Back-end programs that provide the GSEs with credit risk coverage on existing pools of loans. Since 2016, we have participated in the Front-end programs as part of a panel of mortgage insurers, and since 2017 we have participated in Back-end programs as a reinsurance company. Our participation in these programs is subject to pre-established credit parameters. Our total RIF under the Front-end and Back-end credit risk transfer programs was $174.6 million at September 30, 2018 and $100.4 million at December 31, 2017. We expect to continue to participate in these and other similar programs in the future, subject to availability and our evaluation of risk-adjusted returns. We will only experience claims under these Front-end and Back-end credit risk transfer transactions if the borrower’s equity, any existing primary mortgage insurance (if applicable) and the GSEs’ retained risk are depleted. The GSEs retain the first losses on these credit risk transfer transactions, ranging from 35 to 60 basis points. Radian would then be responsible to cover the next layer of losses, which ranges in size from approximately 225 to 325 basis points.
We have been focused on repositioning our Services business by implementing our restructuring plan and using the mortgage, real estate and title services offered through our Services segment to complement our Mortgage Insurance business, as well as by investing in new products and services to innovate and provide integrated solutions for our clients. Our strategy is designed to satisfy demand in the market, grow our fee-based revenues, strengthen our existing customer relationships, attract new customers and differentiate us from other mortgage insurance companies. See “PART II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Business Strategy” in our 2017 Form 10-K for additional information on our Services strategy.
Other 2018 Developments
Capital and Liquidity Actions. On August 9, 2017, Radian Group’s board of directors authorized the Company to repurchase up to $50 million of its common stock through July 31, 2018. We completed this program during the first half of 2018 by purchasing 3,022,856 shares, at an average price of $16.56 per share, including commissions.
On August 16, 2018, Radian Group’s board of directors approved a new share repurchase program that authorizes the Company to repurchase up to $100 million of its common stock. As of September 30, 2018, the full purchase authority of up to

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

$100 million remained available under this program, which expires on July 31, 2019. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase program.
Restructuring and Other Exit Costs. As a result of the Company’s continued implementation of its 2017 plan to restructure the Services business, restructuring charges were recognized in 2018. In the third quarter of 2018, as a result of our periodic review of long-lived assets for impairment, we also incurred other exit costs associated with impairment of internal-use software. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details.
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
IRS Matter. Radian finalized a settlement with the IRS which resolved the issues and concluded all disputes related to the IRS Matter. During the second quarter of 2018, we recorded tax benefits of $73.6 million, which includes both the impact of the settlement with the IRS as well as the reversal of certain previously accrued state and local tax liabilities. Under the terms of the settlement, we will submit to the IRS approximately $31 million of our $89 million “qualified deposits” with the U.S. Treasury, and the remaining balance will be returned to us. We have excluded the expected $31 million payment from available holding company liquidity at June 30, 2018 and September 30, 2018. During the three-month period ended June 30, 2018, the settlement and related tax benefits resulted in an increase to Radian’s net income per share of $0.34 and an increase in book value per share of $0.35. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Reinsurance. Radian’s reinsurance programs represent a component of our long-term risk distribution strategy. From time to time, we have entered into reinsurance transactions as part of our strategy to manage our capital position and risk profile, which includes managing Radian Guaranty’s position under the PMIERs financial requirements. The credit that we receive under the PMIERs financial requirements for these transactions is subject to periodic review by the GSEs. See “Liquidity and Capital Resources—Radian Group—Short-Term Liquidity Needs” for additional information on PMIERs 2.0.
We are expanding our future risk distribution strategy in an effort to optimize the amounts and types of capital and risk distribution deployed against insured risk. We expect the expansion of our risk distribution strategy to: (i) support our overall capital plans; (ii) lower our cost of capital; and (iii) reduce portfolio risk and financial volatility through economic cycles. As part of this long-term risk distribution strategy, in November 2018 Radian Guaranty plans to enter into a fully collateralized reinsurance agreement with Eagle Re 2018-1 Ltd. (“Eagle Re”), an unaffiliated special purpose insurer domiciled in Bermuda. This reinsurance agreement is expected to reduce net risk in force and PMIERs Minimum Required Assets, thus reducing the capital required at Radian Guaranty. Radian Guaranty expects to receive approximately $434.0 million of excess-of-loss reinsurance protection from Eagle Re, covering an existing portfolio of mortgage insurance policies issued by Radian Guaranty between January 2017 and December 2017. Eagle Re plans to finance the coverage by simultaneously issuing a like amount of mortgage insurance-linked notes to eligible third-party capital market investors in an unregistered private offering.
The mortgage-insurance linked notes to be issued by Eagle Re will consist of three classes as follows:

•	$241.4 Million Class M-1 Notes with an initial interest rate of one-month LIBOR plus 170 basis points;

•	$168.0 Million Class M-2 Notes with an initial interest rate of one-month LIBOR plus 300 basis points; and

•	$24.6 Million Class B-1 Notes with an initial interest rate of one-month LIBOR plus 400 basis points.
Eagle Re is not a subsidiary or affiliate of Radian Guaranty. These transactions are expected to close during November 2018, subject to customary conditions.
Key Factors Affecting Our Results
There have been no material changes to the key factors affecting our results that are discussed in our 2017 Form 10-K.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Results of Operations—Consolidated
Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three- and nine-month periods ended September 30, 2018 and September 30, 2017 primarily reflect the financial results and performance of our two business segments—Mortgage Insurance and Services. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the basis of our segment reporting, including the related allocations. See “Results of Operations—Mortgage Insurance” and “Results of Operations—Services” for the operating results of these business segments for the three and nine months ended September 30, 2018, compared to the same periods in 2017.
In addition to the results of our operating segments, pretax income (loss) is also affected by those factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results” in our 2017 Form 10-K.
The following table highlights selected information related to our consolidated results of operations for the three and nine months ended September 30, 2018 and 2017:

			$ Change			$ Change
	Three Months Ended September 30,		Favorable (Unfavorable)	Nine Months Ended September 30,		Favorable (Unfavorable)
(In millions, except per-share amounts)	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Pretax income	$184.7	$102.8	$81.9	$507.7	$182.0	$325.7
Net income	142.8	65.1	77.7	466.2	114.3	351.9
Diluted net income per share	0.66	0.30	0.36	2.13	0.52	1.61
Book value per share at September 30	15.69	13.88	1.81	15.69	13.88	1.81

Net premiums earned—insurance	258.4	236.7	21.7	752.3	687.6	64.7
Services revenue	36.6	39.6	(3.0)	106.6	115.4	(8.8)
Net investment income	39.0	32.5	6.5	110.4	93.6	16.8
Net gains (losses) on investments and other financial instruments	(4.5)	2.5	(7.0)	(30.8)	5.0	(35.8)
Provision for losses	20.9	35.8	14.9	77.5	100.0	22.5
Cost of services	25.9	27.2	1.3	73.2	81.3	8.1
Other operating expenses	70.1	64.2	(5.9)	203.6	201.3	(2.3)
Restructuring and other exit costs	4.5	12.0	7.5	5.9	12.0	6.1
Loss on induced conversion and debt extinguishment	—	45.8	45.8	—	51.5	51.5
Impairment of goodwill	—	—	—	—	184.4	184.4
Amortization and impairment of other acquired intangible assets	3.5	2.9	(0.6)	9.0	25.0	16.0
Income tax provision	41.9	37.7	(4.2)	41.5	67.7	26.2

Adjusted pretax operating income (1)	$196.7	$155.6	$41.1	$551.8	$444.6	$107.2
______________________

(1)	See “—Use of Non-GAAP Financial Measure” below.
Net Income. As discussed in more detail below, our net income increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily reflecting: (i) a decrease in loss on induced conversion and debt extinguishment; (ii) an increase in net premiums earned; (iii) a decrease in provision for losses; (iv) an increase in net investment income; (v) a decrease in restructuring and other exit costs, primarily associated with our restructuring of the Services business; and (vi) a lower federal income tax rate in 2018 (see “Income Tax Provision” below). Partially offsetting these items is an increase in net losses on investments and other financial instruments. The change in our net income for the nine months ended September 30, 2018, compared to the same period in 2017, also reflects the impairment of goodwill and

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

other acquired intangible assets related to our Services segment recognized in the three months ended June 30, 2017. See “Results of Operations—Mortgage Insurance” and “Results of Operations—Services” for more information on our segment results.
For the three and nine months ended September 30, 2018, revenue increased compared to the same periods in 2017, primarily driven by increases of 8% and 9%, respectively, in mortgage insurance net premiums earned. Other operating expenses increased by 9% for the three months ended September 30, 2018 and increased by 1% for the nine months ended September 30, 2018, both as compared to the same periods in 2017, primarily due to the acquisition of Entitle Direct in 2018 and the resulting consolidation of its operating expenses.
Diluted Net Income Per Share. The increase in diluted net income per share for the three and nine months ended September 30, 2018, compared to the same periods in 2017, is primarily due to the increase in net income, as discussed above.
Book Value Per Share. The increase in book value per share from $13.90 at December 31, 2017 to $15.69 at September 30, 2018 is primarily due to net income, partially offset by a decrease of $0.40 per share due to unrealized losses in our available for sale securities, recorded in accumulated other comprehensive income.
Services Revenue and Cost of Services. Services revenue and cost of services represent amounts related to our Services segment and are discussed below in “Results of Operations—Services.”
Net Investment Income. For the three and nine months ended September 30, 2018 and 2017, net investment income represents investment income from investments held at Radian Group that are allocated to the Mortgage Insurance segment and investment income from investments held by the Mortgage Insurance segment. See “Results of Operations—Mortgage Insurance” for more information.
Net Gains (Losses) on Investments and Other Financial Instruments. The increase in net losses on investments and other financial instruments for the three months ended September 30, 2018, as compared to the same period in 2017, is primarily due to the increase in realized losses attributable to sales and redemptions of fixed-maturities available for sale. The increase in net losses on investments and other financial instruments for the nine months ended September 30, 2018, as compared to the same period in 2017, is primarily due to the increase in unrealized losses in our trading portfolio related to changes in fair value resulting from increased interest rates. The components of the net gains (losses) on investments and other financial instruments for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net unrealized gains (losses) related to change in fair value of trading securities and other investments	$1.4	$2.3	$(17.1)	$14.5
Net realized gains (losses) on investments	(4.5)	—	(9.0)	(9.4)
Other-than-temporary impairment losses	(0.9)	—	(1.8)	(1.0)
Net gains (losses) on other financial instruments	(0.5)	0.2	(2.9)	0.9
Net gains (losses) on investments and other financial instruments	$(4.5)	$2.5	$(30.8)	$5.0

Other Operating Expenses. Other operating expenses for the three and nine months ended September 30, 2018, increased as compared to the same periods in 2017, primarily as a result of: (i) higher compensation expense in 2018, including variable and incentive-based compensation and (ii) an increase due to the acquisition of EnTitle Direct on March 27, 2018, and the resulting inclusion of its operating expenses. These effects were partially offset by an increase in ceding commissions in 2018, primarily due to the 2018 Single Premium QSR Agreement and the increased cession percentage on the 2016 Single Premium QSR Agreement. In addition to these items, the nine months ended September 30, 2018, as compared to the same period in 2017, also included: (i) lower expenses associated with retirement and consulting agreements entered into in February 2017 with our former Chief Executive Officer and (ii) lower accrued legal expenses related to defending and resolving certain outstanding legal matters.
Restructuring and other exit costs. For the three and nine months ended September 30, 2018, restructuring and other exit costs included charges associated with our plan to restructure the Services business. In addition to restructuring charges associated with our services business, in the third quarter of 2018 we also recognized $3.6 million of other exit costs associated

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

with impairment of internal-use software. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Loss on Induced Conversion and Debt Extinguishment. During 2018, we have had no induced conversion or debt extinguishment activities. During the third quarter of 2017, pursuant to cash tender offers, we purchased aggregate principal amounts of $141.4 million, $115.9 million and $152.3 million of our Senior Notes due 2019, 2020 and 2021, respectively. We funded the purchases with $450.0 million in cash (plus accrued and unpaid interest due on the purchased notes). These purchases resulted in a loss on induced conversion and debt extinguishment of $45.8 million.
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
Impairment of Goodwill and Other Acquired Intangible Assets. There was no goodwill impairment in 2018. During the second quarter of 2017, we recorded a goodwill impairment charge of $184.4 million, as well as an impairment charge for other acquired intangible assets of $15.8 million, in each case related to our Services segment. These charges were primarily due to changes in expectations regarding the future growth of certain Services product lines, resulting from decisions to change our business strategy, combined with market trends observed during the second quarter of 2017 that we expect to persist. See Note 7 of Notes to Consolidated Financial Statements in our 2017 Form 10-K for additional information.
Income Tax Provision. From 2017 to 2018, our effective tax rates were primarily affected by: (i) the reduction in the federal statutory tax rate as a result of the TCJA, effective January 1, 2018 and (ii) the reversal of previously accrued tax liabilities related to the IRS Matter in the second quarter of 2018. The TCJA significantly changed the U.S. tax system and, among other things, reduced the federal corporate tax rate from 35% to 21%, effective January 1, 2018. During the three months ended June 30, 2018, we recorded tax benefits of $73.6 million related to the impact of the settlement with the IRS as well as the reversal of certain previously accrued state and local tax liabilities. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements and “Overview—Other 2018 Developments” for additional information.
For the three and nine months ended September 30, 2018 and 2017, our effective tax rate was different from the federal statutory tax rate, primarily due to the tax impact of Discrete Items. The impact of Discrete Items on our effective tax rate may fluctuate from period to period. In 2018, the Discrete Items impacting our effective tax rate primarily include the impact of the settlement with the IRS, excess tax benefits and deficiencies from share-based payments to employees, and state and local income taxes.
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
Adjusted pretax operating income is defined as GAAP consolidated pretax income excluding the effects of: (i) net gains (losses) on investments and other financial instruments; (ii) loss on induced conversion and debt extinguishment; (iii) acquisition-related expenses; (iv) amortization or impairment of goodwill and other acquired intangible assets; and (v) net impairment losses recognized in earnings and losses from the sale of lines of business.
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

(4)
Amortization or impairment of goodwill and other acquired intangible assets. Amortization of acquired intangible assets represents the periodic expense required to amortize the cost of acquired intangible assets over their estimated useful lives. Acquired intangible assets with an indefinite useful life are also periodically reviewed for potential impairment, and impairment adjustments are made whenever appropriate. These charges are not viewed as part of the operating performance of our primary activities and therefore are excluded from our calculation of adjusted pretax operating income (loss).

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

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following table provides a reconciliation of the most comparable GAAP measure, consolidated pretax income, to our non-GAAP financial measure for the consolidated company, adjusted pretax operating income:

Reconciliation of Consolidated Non-GAAP Financial Measure
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Consolidated pretax income	$184,688	$102,814	$507,701	$182,010
Less income (expense) items:
Net gains (losses) on investments and other financial instruments	(4,480)	2,480	(30,771)	4,960
Loss on induced conversion and debt extinguishment	—	(45,766)	—	(51,469)
Acquisition-related expenses (1)	(2)	(54)	(418)	(126)
Impairment of goodwill	—	—	—	(184,374)
Amortization and impairment of other acquired intangible assets	(3,472)	(2,890)	(8,968)	(25,042)
Impairment of other long-lived assets (2)	(4,057)	(6,575)	(3,953)	(6,575)
Total adjusted pretax operating income (3)	$196,699	$155,619	$551,811	$444,636

______________________

(1)	Acquisition-related expenses represent expenses incurred to effect the acquisition of a business, net of adjustments to accruals previously recorded for acquisition expenses.

(2)
Included within restructuring and other exit costs. For the three months ended September 30, 2018, primarily relates to the impairment of internal-use software. Includes, for the nine months ended September 30, 2018, a working capital adjustment related to the sale of our EuroRisk business.

(3)
Total adjusted pretax operating income on a consolidated basis consists of adjusted pretax operating income (loss) for our Mortgage Insurance segment and our Services segment, as further detailed in in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Results of Operations—Mortgage Insurance
Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017
The following table summarizes our Mortgage Insurance segment’s results of operations for the three and nine months ended September 30, 2018 and 2017:

			$ Change			$ Change
	Three Months Ended September 30,		Favorable (Unfavorable)	Nine Months Ended September 30,		Favorable (Unfavorable)
(In millions)	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Adjusted pretax operating income (1)	$204.6	$168.5	$36.1	$573.8	$473.5	$100.3
Net premiums written—insurance (2)	253.8	247.8	6.0	743.8	713.8	30.0
(Increase) decrease in unearned premiums	1.7	(11.1)	12.8	3.2	(26.2)	29.4
Net premiums earned—insurance	255.5	236.7	18.8	747.0	687.6	59.4
Net investment income	38.8	32.5	6.3	110.2	93.6	16.6
Provision for losses	20.7	36.0	15.3	77.5	100.9	23.4
Other operating expenses (3)	52.9	48.7	(4.2)	156.8	156.0	(0.8)
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

(3)
Includes allocation of corporate operating expenses of $19.8 million and $58.5 million for the three and nine months ended September 30, 2018, respectively, and $11.7 million and $41.8 million for the three and nine months ended September 30, 2017, respectively.

Adjusted Pretax Operating Income. Our Mortgage Insurance segment’s adjusted pretax operating income increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily reflecting: (i) an increase in net premiums earned; (ii) a decrease in provision for losses; and (iii) an increase in net investment income.
NIW, IIF, RIF
A key component of our current business strategy is to write profitable insurance on high credit quality mortgages in the U.S. Consistent with this objective, we wrote $15.8 billion and $43.8 billion of primary new mortgage insurance in the three and nine months ended September 30, 2018, compared to $15.1 billion and $39.5 billion of NIW in the three and nine months ended September 30, 2017. The combination of our NIW and our Persistency Rate resulted in an increase in IIF, from $200.7 billion at December 31, 2017 to $217.1 billion at September 30, 2018, as shown in the chart below. Policy years represent the original policy years, and have not been adjusted to reflect subsequent HARP refinancing activity. Our Persistency Rate for the twelve months ended September 30, 2018 increased to 81.4%, as compared to 80.0% for the twelve months ended September 30, 2017.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

PRIMARY INSURANCE IN FORCE [1]

Primary Insurance in Force ($ in billions)
$250
$200
$150
$100
$50
$0
$196.5
$200.7
$217.1
19.6%
23.1%
41.9%
15.4%
25.8%
21.9%
38.2%
14.1%
19.7%
22.2%
18.1%
29.0%
11.0%
September 30, 2017
December 31, 2017
September 30, 2018
Vintage
Written in 2018
Written in 2017
Written in 2016
Written 2009 - 2015
Written in 2008 & Prior (2)

______________________

(1)	Policy years represent the original policy years, and have not been adjusted to reflect subsequent HARP refinancing activity.

(2)	Adjusted to reflect subsequent HARP refinancing activity, this percentage would decrease to 6.4%, 8.4% and 9.1% as of September 30, 2018, December 31, 2017 and September 30, 2017, respectively.
Our IIF is one of the primary drivers of the future premiums that we expect to earn over time. Although not reflected in the current period financial statements, nor in our reported book value, we expect our IIF to generate substantial earnings in future periods, due to the high credit quality of our current mortgage insurance portfolio and expected persistency over multiple years. Additionally, as a result of the TCJA, the economic value of our existing IIF increased significantly due to the increase in expected future net cash flows associated with the reduction in tax payments. See “Key Factors Affecting Our Results—Mortgage Insurance—IIF; Persistency Rate; Mix of Business” in our 2017 Form 10-K for more information.
We implemented pricing changes during the first half of 2018 that we estimate will result in an overall relative premium rate decrease on NIW. These changes, however, do not affect the value or future returns on our IIF written prior to 2018; therefore, the impact of these pricing actions on near-term revenue is expected to be limited. The changes are expected to gradually affect our results over time, as existing IIF is replaced with NIW at current pricing. Assuming our current NIW levels, mix and persistency levels remain constant, it would take approximately three years for one-half of our IIF to reflect our current pricing structure. However, the ultimate results of the changes will be influenced by many other factors, including the amount of NIW, changes in the product and credit profile mix of both NIW and policy cancellations, the impact of interest rates and product mix on persistency, and the amount of reinsurance we use. See “Overview—Operating Environment—Competition and Pricing” for additional information.
NIW increased by 4.2% and 10.9% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, primarily attributable to an increase in our market share of borrower-paid Single Premium Policies and the penetration rate of private mortgage insurance into the overall mortgage origination market, partially offset by decreased refinance originations.
We believe total mortgage origination volume was lower for the three and nine months ended September 30, 2018, as compared to the comparable periods in 2017, primarily due to a decrease in refinance mortgage originations resulting from the slightly higher interest rate environment, partially offset by a modest increase in purchase originations. Mortgage insurance penetration in the purchase origination market has gradually increased over the past few years, and because the penetration rate for mortgage insurance is generally three to five times higher on purchase originations than on refinancing transactions, we

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

believe that even though the total mortgage origination volume was lower, the private mortgage insurance market was larger for the three- and nine-month periods ended September 30, 2018, compared to the same periods in 2017.
Although it is difficult to project future volumes, industry sources expect the mortgage origination market for the full year 2018 to decline approximately 9% compared to 2017, driven by a decline in refinance originations of approximately 28% as a result of higher anticipated interest rates. Purchase originations are expected to increase 2%, compared to 2017. Given our expected penetration rates, we expect the private mortgage insurance market to be slightly larger in 2018 than in 2017. Based on industry forecasts and our expectations, including penetration rates and our market share, we expect our NIW in 2018 to exceed $55 billion.
Consistent with these trends in the mortgage origination market described above, the level of our purchase origination volume increased and our refinance origination volume decreased, each as a percentage of our total NIW, during the three- and nine-month periods ended September 30, 2018, compared to the same periods in 2017. As a percentage of our total NIW, the volume of our NIW on mortgage loans with LTVs greater than 95% also increased during the three-and nine-month periods ended September 30, 2018, compared to the same periods in 2017. During the three- and nine-month periods ended September 30, 2018, compared to the same periods in 2017, we also continued to experience an increased percentage of our total NIW on mortgage loans to borrowers with higher debt-to-income ratios, including debt-to-income ratios greater than 45%. Notwithstanding this mix shift toward higher LTVs and debt-to-income ratios, loan originations after 2008 consist primarily of high credit quality loans with significantly better credit performance than loans originated during 2008 and prior periods. See “Overview—Operating Environment” for additional information.
As of September 30, 2018, our portfolio of business written after 2008, including HARP refinancings, represented approximately 94% of our total primary RIF. The volume of insurance that we have written on high credit quality loans after 2008 has significantly improved our mortgage insurance portfolio mix and, together with favorable credit trends, has had a significant positive impact on our results of operations.
Our expected future losses on our portfolios written after 2008, together with HARP refinancings, are significantly lower than those experienced on our NIW prior to and including 2008. The following charts illustrate the trends of our cumulative incurred loss ratios by year of origination and development year.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2018		2017		2018		2017
Total primary NIW by FICO score
>=740	$9,572	60.7%	$9,236	61.1%	$26,672	60.8%	$24,240	61.3%
680-739	4,959	31.5	4,924	32.5	14,093	32.2	12,879	32.6
620-679	1,233	7.8	965	6.4	3,080	7.0	2,403	6.1
Total Primary NIW	$15,764	100.0%	$15,125	100.0%	$43,845	100.0%	$39,522	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Percentage of primary NIW
Direct Monthly and Other Premiums	78%	77%	78%	76%
Direct Single Premiums	22%	23%	22%	24%
Lender-paid	8%	21%	10%	22%
Borrower-paid (1)	14%	2%	12%	2%

Net Single Premiums (2)	8%	15%	8%	15%

NIW for Purchases	96%	91%	93%	89%

NIW for Refinances	4%	9%	7%	11%

LTV
95.01% and above	16.9%	14.3%	16.3%	12.5%
90.01% to 95.00%	44.3%	45.7%	44.7%	46.7%
85.01% to 90.00%	27.9%	28.1%	27.6%	28.9%
85.00% and below	10.9%	11.9%	11.4%	11.9%

Primary risk written	$3,979	$3,825	$11,063	$9,978

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

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

($ in millions)	September 30, 2018	December 31, 2017		September 30, 2017
Primary IIF
Direct Monthly and Other Premiums	70%	69%		68%
Direct Single Premiums	30%	31%		32%

Net Single Premiums (1)	18%	20%		25%

Total Primary IIF	$217,096	$200,724		$196,541

Persistency Rate (12 months ended)	81.4%	81.1%		80.0%
Persistency Rate (quarterly, annualized) (2)	83.4%	79.4%	(3)	80.4%
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

($ in millions)	September 30, 2018		December 31, 2017		September 30, 2017
Primary RIF by Premium Type
Direct Monthly and Other Premiums	$38,865	69.9%	$35,452	69.1%	$34,500	68.7%
Direct Single Premiums	16,712	30.1	15,836	30.9	15,737	31.3
Total primary RIF	$55,577	100.0%	$51,288	100.0%	$50,237	100.0%

Net Single Premiums (1)	$8,224	18.2%	$8,320	19.3%	$10,843	24.3%

Primary RIF by Internal Risk Grade
Prime	$54,168	97.5%	$49,674	96.9%	$48,516	96.6%
Alt-A and A minus and below	1,409	2.5	1,614	3.1	1,721	3.4
Total primary RIF	$55,577	100.0%	$51,288	100.0%	$50,237	100.0%

______________________

(1)	Represents the dollar amount and percentage, respectively, of Single Premium RIF, after giving effect to all reinsurance ceded.

($ in millions)	September 30, 2018		December 31, 2017		September 30, 2017
Total primary RIF by FICO score
>=740	$33,006	59.4%	$30,225	58.9%	$29,509	58.8%
680-739	17,536	31.5	16,097	31.4	15,716	31.3
620-679	4,559	8.2	4,425	8.6	4,440	8.8
<=619	476	0.9	541	1.1	572	1.1
Total primary RIF	$55,577	100.0%	$51,288	100.0%	$50,237	100.0%

Primary RIF on defaulted loans	$1,019		$1,389		$1,137

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

($ in millions)	September 30, 2018		December 31, 2017		September 30, 2017
Total primary RIF by LTV
95.01% and above	$6,101	11.0%	$4,704	9.2%	$4,307	8.6%
90.01% to 95.00%	29,549	53.1	27,276	53.2	26,680	53.1
85.01% to 90.00%	16,327	29.4	15,719	30.6	15,646	31.1
85.00% and below	3,600	6.5	3,589	7.0	3,604	7.2
Total primary RIF	$55,577	100.0%	$51,288	100.0%	$50,237	100.0%

Total primary RIF by policy year
2008 and prior	$6,016	10.9%	$7,159	14.0%	$7,663	15.2%
2009	220	0.4	298	0.6	334	0.7
2010	181	0.3	264	0.5	315	0.6
2011	516	0.9	682	1.3	747	1.5
2012	2,255	4.1	2,830	5.5	3,048	6.1
2013	3,723	6.7	4,557	8.9	4,895	9.8
2014	3,635	6.5	4,356	8.5	4,681	9.3
2015	6,077	10.9	7,096	13.8	7,499	14.9
2016	9,930	17.9	10,992	21.4	11,316	22.5
2017	12,227	22.0	13,054	25.5	9,739	19.4
2018	10,797	19.4	—	—	—	—
Total primary RIF (1)	$55,577	100.0%	$51,288	100.0%	$50,237	100.0%

______________________

(1)	At September 30, 2018, December 31, 2017 and September 30, 2017, consists of 97.7%, 97.3% and 97.3%, respectively, of RIF related to fixed-rate mortgages.
Net Premiums Written and Earned. Net premiums written and earned for the three and nine months ended September 30, 2018 increased compared to the same periods in 2017 primarily due to an increase in our IIF, which was primarily related to an increase in our Monthly Premium Policies. This increase was partially offset by the increased cession percentage on the Single Premium QSR Program.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The table below provides additional information about the components of net premiums earned for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net premiums earned—insurance:
Direct
Premiums earned, excluding revenue from cancellations	$259,928	$235,126	$757,141	$690,656
Single Premium Policy cancellations	11,559	15,415	38,670	39,176
Direct premiums earned	271,487	250,541	795,811	729,832

Ceded
Premiums earned, excluding revenue from cancellations	(20,990)	(15,647)	(61,784)	(48,052)
Single Premium Policy cancellations (1)	(3,288)	(3,075)	(10,635)	(7,800)
Profit commission—other (2)	8,267	4,876	23,589	13,597
Ceded premiums, net of profit commission	(16,011)	(13,846)	(48,830)	(42,255)

Assumed premiums earned	6	7	19	21

Total net premiums earned—insurance	$255,482	$236,702	$747,000	$687,598

______________________

(1)	Includes the impact of related profit commissions.

(2)	The amounts represent the profit commission on the Single Premium QSR Program, excluding impact of Single Premium Policy cancellations.
The impact of mortgage prepayment speeds on the mix of business we write affects the revenue ultimately produced by our mortgage insurance business. Because prepayment speeds are difficult to project, our strategy has been to write a mix of Single Premium Policies and Monthly Premium Policies, which we believe balances the overall impact on our results if actual prepayment speeds are significantly different from expectations. The Single Premium QSR Program is also part of our strategy to balance our mix of Single Premium Policies and Monthly Premium Policies. As of September 30, 2018, the impact of all of our third-party quota share reinsurance programs reduced our Single Premium RIF from 30.1% to 18.2%. We expect our production level for Single Premium Policies to fluctuate over time based on various factors, which include risk-return and risk-mix considerations, as well as market conditions. See “Overview—Operating Environment—Competition and Pricing,” above, as well as “Key Factors Affecting Our Results—Mortgage Insurance—IIF; Persistency Rate; Mix of Business” in our 2017 Form 10-K for more information.
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

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following table provides information related to the premium impact of our QSR Program and Single Premium QSR Program. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our reinsurance programs, including the ceded amounts related to the two programs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
QSR Program
% of total direct premiums written	1.1%	1.7%	1.3%	2.0%
% of total direct premiums earned	1.7%	2.7%	1.9%	3.0%

Single Premium QSR Program
% of total direct premiums written	7.4%	5.0%	7.8%	4.7%
% of total direct premiums earned	4.0%	2.7%	4.1%	2.6%

Net Investment Income. Increasing yields from higher short-term rates and higher average investment balances resulted in increases in investment income for the three and nine months ended September 30, 2018, compared to the same periods in 2017. Our higher investment balances were primarily a result of investing our positive cash flow from operations. All periods include full allocation to the Mortgage Insurance segment of net investment income from investments held at Radian Group.
Provision for Losses. The following table details the financial impact of the significant components of our provision for losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Current period defaults (1)	$40.4	$50.3	$100.1	$145.8
Prior period defaults (2)	(20.4)	(14.0)	(24.1)	(45.4)
Second-lien mortgage loan premium deficiency reserve and other	0.7	(0.3)	1.5	0.5
Provision for losses	$20.7	$36.0	$77.5	$100.9

Loss ratio (3)	8.1%	15.2%	10.4%	14.7%

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
Our mortgage insurance provision for losses for the three and nine months ended September 30, 2018 decreased by $15.3 million and $23.4 million, respectively, as compared to the same periods in 2017. Reserves established for new default notices were the primary driver of our total incurred losses for the three and nine months ended September 30, 2018 and 2017. Current period new primary defaults decreased by 4.4% and 2.8% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Our gross Default to Claim Rate assumption for new primary defaults, was 8.5% at September 30, 2018, compared to 10.5% as of September 30, 2017. This reduction in the estimated gross Default to Claim Rate assumption, which was based on observed trends, contributed to the reduction in the portion of our provision for losses related to new defaults in the three and nine months ended September 30, 2018, compared to the same periods in 2017.
Our provision for losses for the three and nine month periods ended September 30, 2018 and 2017 was reduced by positive reserve development on prior period defaults, primarily due to reductions in certain Default to Claim Rate assumptions based on observed trends of higher Cures than were previously estimated on those prior period defaults. The positive development in the three and nine months ended September 30, 2017 was partially offset by incremental IBNR reserves of

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

$14.2 million to reflect the estimated payment for future losses, primarily on certain performing loans in our portfolio with insurance written in years prior to and including 2008 that were expected to be affected by an upcoming pool commutation.
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
Although the number of incremental defaults associated with areas that have been impacted by recent natural disasters, including the hurricanes in 2017 and 2018, may become somewhat elevated, we do not expect these incremental defaults to result in a material increase in our incurred losses or paid claims, given the limitations on our coverage related to property damage and our past experience. However, the future reserve impact of these incremental defaults may differ from our expectations due to overall economic conditions, the pace of economic recovery in the affected areas or other factors. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements.
Our primary default rate at September 30, 2018 was 2.1% compared to 2.9% at December 31, 2017. Our primary defaulted inventory comprised 20,770 loans at September 30, 2018, compared to 27,922 loans at December 31, 2017, representing a decrease of 25.6%. The reduction in our primary defaulted inventory is the result of the total number of defaulted loans: (i) that have cured or (ii) for which claim payments have been made, collectively, exceeding the total number of new defaults on insured loans. The shift in our portfolio composition toward more recent vintages is expected to result in increasing levels of defaults from the post-2008 portfolio, consistent with typical default seasoning patterns. However, we expect that the reductions in defaults from our portfolio of insurance written prior to and including 2008 will generally outpace those increases in 2018. Therefore, we currently expect total new defaults for 2018 to continue to decrease throughout the year as compared to the comparable periods for the prior year.
The following table shows the number of primary loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	September 30, 2018	December 31, 2017	September 30, 2017
Default Statistics—Primary Insurance:
Total Primary Insurance
Prime
Number of insured loans	969,994	913,408	897,253
Number of loans in default	14,916	20,269	15,953
Percentage of loans in default	1.54%	2.22%	1.78%
Alt-A and A minus and below
Number of insured loans	37,268	42,318	45,555
Number of loans in default	5,854	7,653	7,873
Percentage of loans in default	15.71%	18.08%	17.28%
Total Primary Insurance
Number of insured loans	1,007,262	955,726	942,808
Number of loans in default (1)	20,770	27,922	23,826
Percentage of loans in default	2.06%	2.92%	2.53%
Default Statistics—Pool Insurance:
Number of loans in default	1,729	2,117	2,900
______________________

(1)
Included in this amount at September 30, 2018 and December 31, 2017 are the defaults in the FEMA Designated Areas associated with Hurricanes Harvey and Irma, which occurred during the third quarter of 2017. At September 30, 2018, December 31, 2017 and September 30, 2017, defaults in these areas were 2,946; 7,051; and 2,934, respectively.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following table shows a rollforward of our primary loans in default, including new defaults from our insurance written in years: (i) prior to and including 2008 and (ii) after 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning default inventory	22,088	23,755	27,922	29,105
Plus: New defaults on insurance written in years: (1)
Prior to and including 2008	4,922	6,331	14,630	18,224
After 2008	4,713	3,752	12,433	9,617
Total new defaults	9,635	10,083	27,063	27,841
Less: Cures (1)	9,633	8,501	30,739	28,003
Less: Claims paid (2)	1,280	1,465	3,437	5,051
Less: Rescissions and Claim Denials, net of (Reinstatements) (3)	40	46	39	66
Ending default inventory	20,770	23,826	20,770	23,826

______________________

(1)
Amounts include the new defaults and Cures in the FEMA Designated Areas associated with Hurricanes Harvey and Irma, which occurred during the third quarter of 2017. For the three and nine months ended September 30, 2018 and 2017, new defaults and Cures in these areas were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
New defaults	953	1,219	2,697	2,958
Cures	1,982	859	6,434	2,749

(2)	Includes those charged to a deductible or captive reinsurance transactions, as well as commutations.

(3)	Net of any previous Rescissions and Claim Denials that were reinstated during the period. Such reinstated Rescissions and Claim Denials may ultimately result in a paid claim.
Our gross Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans, as measured by the progress toward a foreclosure sale and the number of months in default. Our gross Default to Claim Rate assumption for new primary defaults, was reduced from 10% at December 31, 2017, to 8.5% at September 30, 2018. As of September 30, 2018, our gross Default to Claim Rate assumptions on our primary portfolio ranged from 8.5% for new defaults, up to 68% for defaults not in foreclosure stage, and 75% for Foreclosure Stage Defaults.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following tables show additional information about our primary loans in default as of the dates indicated:

	September 30, 2018
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 3rd Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	9,270	44.6%	130	34.7%	$78,795	21.2%
Four to eleven payments	5,872	28.3	406	31.7	86,113	23.2
Twelve payments or more	5,020	24.2	1,515	6.5	173,977	46.9
Pending claims	608	2.9	N/A	3.9	32,270	8.7
Total	20,770	100.0%	2,051		371,155	100.0%
IBNR and other					14,505
LAE					11,203
Total primary reserve					$396,863

September 30, 2018
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Claim Severity %
36%	34%	97%

	December 31, 2017
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	13,004	46.6%	172	31.7%	$89,412	19.3%
Four to eleven payments	7,528	27.0	426	20.9	99,759	21.5
Twelve payments or more	6,651	23.8	1,933	6.3	234,895	50.6
Pending claims	739	2.6	N/A	3.1	40,144	8.6
Total	27,922	100.0%	2,531		464,210	100.0%
IBNR and other					16,021
LAE					13,349
Total primary reserve					$493,580

December 31, 2017
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Claim Severity %
33%	31%	98%
______________________
N/A – Not applicable
Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was 34% and 31% at September 30, 2018 and December 31, 2017, respectively. The increase in our Default to Claim Rate in the first nine months of 2018 primarily resulted from the decrease in the number of new primary defaults in FEMA Designated Areas associated with Hurricanes Harvey and Irma, subsequent to those two natural disasters and through February 2018, which had a lower Default to Claim Rate of 3%. Our net Default to Claim Rate and loss reserve estimate incorporate our expectations with respect to future Rescissions, Claim

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Denials and Claim Curtailments. These expectations are based primarily on our recent experience with respect to the number of claims that have been denied due to the policyholder’s failure to submit sufficient documentation to perfect a claim within the time period permitted under our Master Policies, and also our recent experience with respect to the number of insurance certificates that have been rescinded due to fraud, underwriter negligence or other factors. See Note 11 of Notes to Consolidated Financial Statements in our 2017 Form 10-K.
Our mortgage insurance total loss reserve as a percentage of our mortgage insurance total RIF was 0.7% at September 30, 2018, compared to 1.0% at December 31, 2017. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our reserves for losses by category and a reconciliation of our Mortgage Insurance segment’s beginning and ending reserves for losses and LAE.
Our primary reserve per default (calculated as primary reserve excluding IBNR and other reserves divided by the number of primary defaults) was $18,409 and $17,103 at September 30, 2018 and December 31, 2017, respectively, with the recent increase caused by the decline in the number of defaults related to FEMA Designated Areas associated with Hurricanes Harvey and Irma, which have a lower reserve per default.
We considered the sensitivity of our loss reserve estimates at September 30, 2018 by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point absolute change in primary Claim Severity (which we estimated to be 97% of our risk exposure at September 30, 2018), we estimated that our total loss reserve at September 30, 2018 would change by approximately $4 million. Assuming the portfolio mix and all other factors remain constant, for every one percentage point absolute change in our primary net Default to Claim Rate, we estimated a $10 million change in our primary loss reserve at September 30, 2018.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. Claim Curtailments due to servicer noncompliance with our insurance policies and servicing guidelines, which impact the severity of our claim payments, were $1.0 million and $3.7 million for the three and nine months ended September 30, 2018, respectively, compared to $1.4 million and $5.5 million for the same periods in 2017.
Total mortgage insurance claims paid of $59.8 million for the three months ended September 30, 2018 decreased from claims paid of $131.5 million for the three months ended September 30, 2017. The decrease in claims paid is consistent with the ongoing decline in the outstanding default inventory. In addition, claims paid for the three months ended September 30, 2017 included the payment of $54.8 million made in connection with the scheduled final settlement of the Freddie Mac Agreement in the third quarter of 2017. Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter, based on the rate that defaults cure and other factors (as described in “Item 1. Business—Mortgage Insurance—Defaults and Claims” in our 2017 Form 10-K) that make the timing of paid claims difficult to predict.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following table shows claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net claims paid: (1)
Prime	$29,709	$47,541	$97,787	$145,147
Alt-A and A minus and below	16,105	26,807	54,677	76,718
Total primary claims paid	45,814	74,348	152,464	221,865
Pool	1,072	2,148	3,178	8,229
Other	169	32	474	(1,827)
Subtotal	47,055	76,528	156,116	228,267
Impact of captive terminations	—	—	(36)	645
Impact of commutations (2)	12,712	54,956	20,147	75,955
Total net claims paid	$59,767	$131,484	$176,227	$304,867

Average net claim paid: (1) (3)
Prime	$50.9	$48.4	$50.3	$49.0
Alt-A and A minus and below	59.4	56.3	62.7	53.6
Total average net primary claim paid	53.6	51.0	54.1	50.5

Average direct primary claim paid (3) (4)	$54.2	$51.4	$54.7	$50.8
______________________

(1)	Net of reinsurance recoveries.

(2)	For the three months ended September 30, 2017, primarily includes payments made under the Freddie Mac Agreement, as the final settlement date was reached during the quarter.

(3)	Calculated without giving effect to the impact of the termination of captive transactions and commutations.

(4)	Before reinsurance recoveries.
Other Operating Expenses. Other operating expenses for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, reflect an increase primarily resulting from an increase in allocated corporate operating expenses. The increase in allocated corporate operating expenses is primarily due to (i) higher compensation expense, including variable and incentive-based compensation and (ii) an increase in the proportion of corporate expenses allocated to the Mortgage Insurance segment. These increases were partially offset by lower expenses accrued in 2018 to defend and resolve certain outstanding legal matters and lower expenses in 2018 as compared to 2017 associated with retirement and consulting agreements entered into in February 2017 with our former Chief Executive Officer. Partially offsetting the increase in allocated corporate operating expenses was an increase in ceding commissions, primarily due to the 2018 Single Premium QSR Agreement and the increased cession percentage on the 2016 Single Premium QSR Agreement. See “Results of Operations—Consolidated—Other Operating Expenses.”
Our expense ratio on a net premiums earned basis represents our mortgage insurance segment’s operating expenses (which include policy acquisition costs and other operating expenses, as well as allocated corporate operating expenses), expressed as a percentage of net premiums earned. Our expense ratio was 22.9% and 23.5% for the three and nine months ended September 30, 2018, compared to 22.9% and 25.4% for the same periods in 2017. The increase in net premiums earned during 2018 was the primary driver of the change in the expense ratios between these periods.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Results of Operations—Services
Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017
The following table summarizes our Services segment’s results of operations for the three and nine months ended September 30, 2018 and 2017:

			$ Change			$ Change
	Three Months Ended September 30,		Favorable (Unfavorable)	Nine Months Ended September 30,		Favorable (Unfavorable)
(In millions)	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Adjusted pretax operating income (loss) (1)	$(7.9)	$(12.9)	$5.0	$(22.0)	$(28.9)	$6.9
Net premiums earned—insurance	2.9	—	2.9	5.3	—	5.3
Services revenue	37.3	41.0	(3.7)	109.2	121.1	(11.9)
Cost of services	26.0	27.5	1.5	73.6	82.2	8.6
Gross profit on services	11.3	13.5	(2.2)	35.6	38.9	(3.3)
Other operating expenses (2)	17.7	16.5	(1.2)	48.3	49.0	0.7
Restructuring and other exit costs (3)	0.4	5.4	5.0	2.0	5.4	3.4

______________________

(1)
Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

(2)
Includes allocation of corporate operating expenses of $2.9 million and $8.7 million for the three- and nine-month periods ended September 30, 2018, respectively, and $3.7 million and $10.9 million for the three- and nine-month periods ended September 30, 2017, respectively.

(3)
Primarily includes facility and lease termination costs. Does not include impairment of long-lived assets and loss from the sale of a business line, which are not considered components of adjusted pretax operating income.

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
Adjusted Pretax Operating Income (Loss). Our Services segment’s adjusted pretax operating losses for the three and nine months ended September 30, 2018 were $7.9 million and $22.0 million, respectively, compared to adjusted pretax operating losses of $12.9 million and $28.9 million, respectively, for the same periods in 2017. The decrease in our adjusted pretax operating loss for the three months ended September 30, 2018, as compared to the same period in 2017, was driven by: (i) a decrease in compensation-related costs, primarily as a result of our restructuring activities in 2017 and (ii) a decrease in restructuring and other exit costs. These decreases were partially offset by the inclusion of the operating results of EnTitle Direct (acquired in March 2018). The decrease in our adjusted pretax operating loss for the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily driven by a decrease in restructuring and other exit costs and a decrease in other operating expenses.
Net premiums earned—insurance. Net premiums earned for the three and nine months ended September 30, 2018 increased compared to the same periods in 2017, as a result of the March 2018 acquisition of EnTitle Direct and the inclusion of its operations.
Services Revenue. Services revenue decreased for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, primarily due to a decline in title services transaction volumes related primarily to lower volume from a large contract completed during 2018, partially offset by an increase in real estate services. This decrease in services revenue is generally in line with our expectations following our announced restructuring of our Services segment in late 2017, through which we are repositioning the segment for sustained profitability by focusing on the core products and services that we believe

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

have higher growth potential, produce more predictable and recurring fee-based revenues, and better align with our customer needs.
For the three and nine months ended September 30, 2018, the top 10 Services customers (which includes our affiliates) generated 41% and 40%, respectively, of the Services segment’s revenues, as compared to 48% and 49%, respectively, for the same periods in 2017. Approximately 2% of the Services segment’s revenue for both the three and nine months ended September 30, 2018 related to sales to our affiliates, and has been eliminated in our consolidated results for all periods presented. The largest single customer generated approximately 11% of the Services segment’s revenue for both the three and nine months ended September 30, 2018, compared to 13% and 12%, respectively, for the same periods in 2017.
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
Other Operating Expenses. Other operating expenses primarily consist of compensation costs not classified as cost of services because they are related to employees, such as sales and corporate employees, who are not directly involved in providing client services. Compensation-related costs for the three and nine months ended September 30, 2018 represented 53% and 50%, respectively, of the segment’s other operating expenses, compared to 48% and 51%, respectively, for the same periods in 2017. Other operating expenses for the three and nine months ended September 30, 2018 were impacted by the acquisition of EnTitle Direct in March 2018 and the resulting inclusion of its other operating expenses from the date of acquisition. The inclusion of EnTitle is the primary driver of the increase in compensation-related costs for the three months ended September 30, 2018, compared to the same period in 2017. The restructuring actions taken in 2017 were the primary drivers of the decrease in compensation-related costs for the nine months ended September 30, 2018, compared to the same period in 2017. Other operating expenses also include other selling, general and administrative expenses, depreciation, and allocations of corporate general and administrative expenses. Other operating expenses for the three and nine months ended September 30, 2018 include allocations of corporate operating expenses of $2.9 million and $8.7 million, respectively, compared to $3.7 million and $10.9 million, respectively, for the same periods in 2017. This decrease is primarily due to: (i) a decrease in the proportion of corporate expenses allocated to the Services segment and (ii) a decrease in corporate expenses related to expenses associated with retirement and consulting agreements incurred in the three months ended March 31, 2017, partially offset by higher compensation expense, including variable and incentive-based compensation. See “Results of Operations—Consolidated—Other Operating Expenses.”
Restructuring and other exit costs. For the three and nine months ended September 30, 2018, restructuring and other exit costs include charges associated with our plan to restructure the Services business. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Off-Balance Sheet Arrangements
There have been no material changes in off-balance sheet arrangements from those specified in our 2017 Form 10-K, other than as described below.
Segregated Funds Held for Others
Through EnTitle Insurance, we maintain escrow deposits as a service to our customers. Amounts held in escrow and excluded from assets and liabilities in our consolidated balance sheets totaled $6.1 million as of September 30, 2018. These amounts were held at third-party financial institutions and not considered assets of the Company. Should one or more of the financial institutions at which escrow deposits are maintained fail, there is no guarantee that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise. In the event of any such failure, we could be held liable for the disposition of these funds owned by third parties.
Contractual Obligations and Commitments
There have been no material changes outside of the ordinary course of business in our contractual obligations and commitments from those specified in our 2017 Form 10-K.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
Radian Group serves as the holding company for our insurance and other subsidiaries and does not have any operations of its own. At September 30, 2018, Radian Group had available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of $246 million. This amount: (i) excludes $31 million expected to be submitted to the IRS in connection with the settlement of the IRS Matter; (ii) includes the remaining $58 million of qualified deposits with the IRS related to the IRS Matter; and (iii) excludes certain additional cash and liquid investments that have been advanced to Radian Group from our subsidiaries for corporate expenses and interest payments. Total liquidity as of September 30, 2018 was $471 million, and includes our undrawn $225 million unsecured revolving credit facility as of that time. See “—Sources of Liquidity” below. Subject to certain limitations, borrowings under the credit facility may be used for working capital and general corporate purposes, including capital contributions to Radian Group’s insurance and reinsurance subsidiaries as well as growth initiatives. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details.
On August 9, 2017, Radian Group’s board of directors authorized the Company to repurchase up to $50 million of its common stock. The Company completed this program during the first half of 2018 by purchasing 3,022,856 shares, at an average price of $16.56 per share, including commissions.
On August 16, 2018, Radian Group’s board of directors approved a new share repurchase program that authorizes the Company to repurchase up to $100 million of its common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. Radian plans to utilize a Rule 10b5-1 plan, which would permit the Company to purchase shares, at pre-determined price targets, when it may otherwise be precluded from doing so. As of September 30, 2018, the full purchase authority of up to $100 million remained available under this program, which expires on July 31, 2019. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase programs.
During the first nine months of 2018, available holding company liquidity increased by payments made to Radian Group under tax-sharing arrangements with its subsidiaries. During the same period, available holding company liquidity was reduced by the completion of the Company’s share repurchase program described above, the impact of finalizing the settlement of the IRS Matter, the acquisition of EnTitle Direct and subsequent capital contributions of $23.0 million to EnTitle Direct. See “Overview—Other 2018 Developments” for additional information on EnTitle Direct.
Radian Group’s principal liquidity demands for the next 12 months are: (i) the payment of corporate expenses, including taxes; (ii) the payment of $159 million principal amount of our outstanding Senior Notes due in June 2019; (iii) interest payments on our outstanding debt obligations; and (iv) the payment of dividends on our common stock. Radian Group’s liquidity demands for the next 12 months or in future periods could also include: (i) capital support for Radian Guaranty and our other insurance subsidiaries; (ii) repayments, repurchases or early redemptions of portions of our debt and (iii) potential investments to support our business strategy.
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding company expenses, including interest payments on most of Radian Group’s outstanding debt obligations. Payments of these corporate expenses for the next 12 months, excluding interest payments on Radian Group’s debt, are expected to be approximately $80 million to $85 million. For the same period, payments of interest on Radian Group’s debt obligations are expected to be approximately $55 million. We expect most of these holding company expenses to be reimbursed by our subsidiaries under our expense-sharing arrangements. See “—Radian Group—Long-Term Liquidity Needs—Services.” The expense-sharing arrangements between Radian Group and our insurance subsidiaries, as amended, have been approved by the applicable insurance departments, but such approval may be modified or revoked at any time.
Capital Support for Subsidiaries. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. Radian Guaranty currently is an approved mortgage insurer under the PMIERs, and is in compliance with the PMIERs financial requirements. At September 30, 2018, Radian Guaranty’s Available Assets under the PMIERs totaled approximately $3.8 billion, resulting in an excess or “cushion” of approximately $530 million, or 16%, over its Minimum Required Assets of approximately $3.3 billion. See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details regarding the capital requirements of our subsidiaries.
The PMIERs require Radian to maintain significantly more Minimum Required Assets for delinquent loans than for performing loans. Therefore, the increase in new primary defaults received during the third and fourth quarters of 2017 from

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

areas affected by Hurricanes Harvey and Irma required us to maintain an elevated level of Minimum Required Assets at December 31, 2017 and for the first two quarters of 2018, compared to levels prior to these hurricanes. As of September 30, 2018, the impact of these hurricanes on our level of our Minimum Required Assets has substantially decreased, consistent with our expectation that most of the hurricane-related defaults would cure during 2018. Our Minimum Required Asset levels may be subject to volatility in the near term from Hurricanes Florence and Michael, which occurred in September and October of 2018, respectively, or from other natural disasters. However, we do not expect the incremental defaults from Hurricanes Florence and Michael to result in a material number of paid claims. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements. After the March 31, 2019 effective date of PMIERs 2.0, subject to certain requirements, defaulted loans in FEMA-declared major disaster areas will require a reduced level of Minimum Required Assets, which we expect to help reduce the future volatility of our Minimum Required Asset levels upon the occurrence of a major disaster.

PMIERs EXCESS AVAILABLE RESOURCES

$1,000
$800
$600
$400
$200
$-
Value ($ in millions) (4)
$537 / 16%
$300 / 9%
$237 / 7%
$869 / 27%
$225 / 7%
$194 / 6% (1)
$450 / 14%
$966 / 29%
$225 / 7%
$211 / 6% (1)
$530 / 16%
Credit Facility
Radian Group Liquidity, net
PMIERs Cushion (3)
September 30, 2017
December 31, 2017 (2)
September 30, 2018

______________________

(1)	Represents Radian Group’s Liquidity, net of the $35 million minimum liquidity requirement under the unsecured revolving credit facility.

(2)
The amendment to the 2016 Single Premium QSR Agreement which became effective as of December 31, 2017, and the $100 million of cash and marketable securities that Radian Group transferred to Radian Guaranty in December 2017 in exchange for a Surplus Note both had the effect of increasing the amount of Radian Guaranty’s cushion under the PMIERs financial requirements at December 31, 2017. These increases were partially offset by an elevated level of Minimum Required Assets at December 31, 2017, due to the increase in reported delinquencies from hurricane-affected areas, which is expected to be temporary, as discussed above.

(3)	Represents Radian Guaranty’s excess of Available Assets over its Minimum Required Assets, calculated in accordance with the PMIERs financial requirements.

(4)	Percentages represent the values shown as a percentage of Minimum Required Assets under the PMIERs.
The GSEs may amend the PMIERs at any time, although the GSEs have communicated that for certain changes, including changes affecting Minimum Required Assets, they will generally provide written notice 180 days prior to the effective date. The GSEs also have broad discretion to interpret the PMIERs requirements, which could impact the calculation of Radian Guaranty’s Available Assets and/or Minimum Required Assets. On September 27, 2018, the GSEs issued PMIERs 2.0, which will become effective on March 31, 2019. Radian expects that it will be able to fully comply with PMIERs 2.0 and maintain an excess of Available Assets over Minimum Required Assets as of the effective date. If applied as of September 30, 2018, these changes would not have resulted in a material change in Radian’s Minimum Required Assets, but would have reduced Radian’s

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Available Assets by approximately $200 million, primarily due to the elimination in PMIERS 2.0 of any credit for future premiums that is currently allowed for insurance policies written prior to and including 2008. We expect this impact to be substantially offset by an increase in our Available Assets prior to the effective date of March 31, 2019, based on our projections for positive operating results. Our expectation is based on our strong capital position, our current NIW forecast and the benefits of our existing reinsurance programs, and is not dependent on any impact from the reduction of Minimum Required Assets from our expected purchase of reinsurance through a mortgage insurance-linked note transaction that is expected to close during November 2018, or any other future capital or reinsurance actions. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about the PMIERs and see “Overview—Other 2018 Developments—Reinsurance,” for information about our expected November 2018 transactions. If our projections turn out to be inaccurate, our holding company liquidity of $246 million and the $225 million unsecured revolving credit facility (both as of September 30, 2018) could be utilized to enhance Radian Guaranty’s PMIERs cushion, as necessary, subject to a $35 million minimum liquidity requirement under our unsecured revolving credit facility. In October 2018, Radian increased the amount of total commitments under its unsecured revolving credit facility by $42.5 million, bringing the aggregate unsecured revolving credit facility from $225 million to $267.5 million. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the unsecured revolving credit facility.
Radian Guaranty’s Risk-to-capital as of September 30, 2018 was 12.4 to 1. See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements for more information. Our combined Risk-to-capital, which represents the consolidated Risk-to-capital measure for all of our Mortgage Insurance subsidiaries, was 11.7 to 1 as of September 30, 2018. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form.
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
Title insurance companies, including EnTitle Insurance, are subject to comprehensive state regulations, including minimum net worth requirements. EnTitle Insurance and its subsidiaries were in compliance with their respective minimum net worth requirements at September 30, 2018. In the event the cash flow from operations of the Services segment is not adequate to fund all of its needs, including the regulatory capital needs of EnTitle, Radian Group may provide additional funds to the Services segment in the form of an intercompany note, subject to the approval of the applicable state’s department of insurance, or a capital contribution. See also “—Services,” below. Additional capital support may also be required for potential investments in new business initiatives to support our strategy of growing our businesses.
Dividends. Our quarterly common stock dividend currently is $0.0025 per share and, based on our current outstanding shares of common stock, we would require approximately $2.1 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of September 30, 2018, our capital surplus was $3.3 billion, representing our dividend limitation under Delaware law.
IRS Matter. In July 2018, Radian finalized a settlement with the IRS which resolved the issues and concluded all disputes related to the IRS Matter. Under the terms of the settlement, we will submit to the IRS approximately $31 million of our $89 million “qualified deposits” with the U.S. Treasury, and the remaining balance will be returned to us. We have excluded the expected $31 million payment from Radian Group’s available liquidity of $246 million at September 30, 2018. Radian Group will not be reimbursed for any portion of this potential settlement under the tax-sharing arrangements with its subsidiaries. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements and “Overview—Other 2018 Developments” for additional information.
Sources of Liquidity. In addition to available cash and marketable securities, Radian Group’s principal sources of cash to fund future short-term liquidity needs include payments made to Radian Group under expense- and tax-sharing arrangements with its subsidiaries. See also “—Services.” Pursuant to our tax-sharing agreements, our operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if they were not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may receive cash from its operating subsidiaries that is in excess of Radian Group’s consolidated federal tax payment

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

obligation. In 2018, Radian expects to pay minimal federal tax payments to the IRS, other than as described above for the settlement related to the IRS Matter. See “—IRS Matter,” above. As a result, in 2018, under the provisions of our tax-sharing agreements, Radian Group has received cash payments from certain of its subsidiaries that are significantly in excess of Radian Group’s consolidated federal tax payment obligations. We expect to continue to receive additional cash payments from these subsidiaries in the fourth quarter of 2018.
In addition to the primary sources of liquidity listed above, on October 16, 2017, Radian Group entered into a three-year, $225 million unsecured revolving credit facility with a syndicate of bank lenders. At September 30, 2018, the full $225 million remains undrawn and available under the facility. Effective October 26, 2018, Radian increased the amount of total commitments under the credit facility by $42.5 million, bringing the aggregate unsecured revolving credit facility from $225.0 million to $267.5 million. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the unsecured revolving credit facility.
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
As of September 30, 2018, certain of our subsidiaries have incurred federal NOLs that could not be carried-back and utilized on a separate company tax return basis. As a result, we are not currently obligated under our tax-sharing agreement to reimburse these subsidiaries for their separate company federal NOL carryforward. However, if in a future period, our consolidated NOL and tax credits are fully utilized before a subsidiary has utilized its share of federal NOL carryforwards on a separate entity basis, then Radian Group may be obligated to fund such subsidiary’s share of our consolidated tax liability to the IRS. Certain subsidiaries, including Clayton, currently have federal NOLs on a separate entity basis that are available for future utilization. However, we do not expect to fund material obligations related to these subsidiary NOLs. See also “—Radian Group—Short-Term Liquidity Needs—Sources of Liquidity.”
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
Mortgage Insurance
As of September 30, 2018, our Mortgage Insurance segment maintained claims paying resources of $4.6 billion on a statutory basis, which consists of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves.
The principal demands for liquidity in our mortgage insurance business include: (i) the payment of claims and potential claim settlement transactions, net of reinsurance; (ii) operating expenses (including those allocated from Radian Group) and (iii) taxes. In addition, Radian Guaranty’s Surplus Note to Radian Group has a due date of December 31, 2027. The Surplus Note may be redeemed at any time upon 30 days prior notice, subject to the approval of the Pennsylvania Insurance Department.
In August 2016, Radian Guaranty and Radian Reinsurance became members of the FHLB. As members, they may borrow from the FHLB, subject to certain conditions, which include the need to post collateral. Advances from the FHLB may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing to purchase additional investment securities that have similar durations, for the purpose of generating additional earnings from our investment securities portfolio with minimal incremental risk. As of September 30, 2018, there were $71.4 million of FHLB advances outstanding.
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
Services
As of September 30, 2018, our Services segment maintained cash and cash equivalents totaling $7.9 million, which included restricted cash of $2.5 million.
The principal demands for liquidity in our Services segment include: (i) the payment of employee compensation and other operating expenses, including those allocated from Radian Group; (ii) reimbursements to Radian Group for its portion of allocated expense; and (iii) dividends to Radian Group, if any.

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
The Services segment has not generated sufficient cash flows to pay dividends to Radian Group. Additionally, while cash flow has been sufficient to pay the Services segment’s direct operating expenses, it has not been sufficient to reimburse Radian Group for $90 million of its accumulated allocated operating expense and interest expense. We do not expect that the Services segment will be able to bring its reimbursement obligations current in the foreseeable future. In the event the cash flow from operations of the Services segment is not adequate to fund all of its needs, Radian Group may provide additional funds to the Services segment in the form of a capital contribution or an intercompany note.
Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

(In thousands)	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$491,929	$218,425
Investing activities	(506,400)	(75,229)
Financing activities	32,565	(106,321)
Effect of exchange rate changes on cash and restricted cash	—	116
Increase (decrease) in cash and restricted cash	$18,094	$36,991

Operating Activities. Our most significant source of operating cash flows is from premiums received from our insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our insured policies and our operating expenses. Net cash provided by operating activities totaled $491.9 million for the nine months ended September 30, 2018, compared to $218.4 million for the same period in 2017. This increase in net cash provided by operating activities in the nine months ended September 30, 2018, compared to the same period in 2017, was principally the result of: (i) alternative minimum tax payments of approximately $76 million in the nine months ended September 30, 2017, as compared to minimal tax payments in the nine months ended September 30, 2018; (ii) an increase in net premiums written in 2018; and (iii) a reduction in claims paid in 2018. Claims paid for the nine months ended September 30, 2017 included payments that were made in connection with the scheduled final settlement of the Freddie Mac Agreement in the third quarter of 2017.
Investing Activities. Net cash used in investing activities increased in the nine months ended September 30, 2018, compared to the same period in 2017, primarily as a result of: (i) an increase in purchases of short-term investments and (ii) a decrease in proceeds from trading securities, partially offset by an increase in proceeds, net of purchases, from equity securities.
Financing Activities. Net cash provided by financing activities increased for the nine months ended September 30, 2018, as compared to net cash used in financing activities during the same period in 2017. For the nine months ended September 30, 2018 our primary financing activities included an increase in secured borrowings from the FHLB, partially offset by an increase in the purchases of our common shares. For the nine months ended September 30, 2017 our primary financing activities included the issuance of $450 million aggregate principal amount of Senior Notes due 2024 as well as: (i) the purchases of aggregate principal amounts of $141.4 million, $115.9 million and $152.3 million of our Senior Notes due 2019, 2020 and 2021, respectively; (ii) the settlement of our obligations on the remaining $68.0 million aggregate principal amount of our Convertible Senior Notes due 2019; and (iii) the purchase of $21.6 million aggregate principal amount of our Convertible Senior Notes due 2017, all of which were settled in cash for an aggregate amount of $591.7 million during the nine months ended September 30, 2017.
See “Item 1. Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.

Glossary
Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Stockholders’ Equity
Stockholders’ equity increased by $347.2 million from December 31, 2017 to September 30, 2018. The net increase in stockholders’ equity resulted primarily from our net income of $466.2 million for the nine months ended September 30, 2018, partially offset by: (i) net unrealized losses on investments of $85.3 million and (ii) shares repurchased under our share repurchase program of $50.1 million. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
During the first nine months of 2018, Radian’s holding company debt-to-capital ratio decreased to 23.5% at September 30, 2018 from 25.5% at December 31, 2017 and 25.6% at September 30, 2017.
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

	Moody’s (1)	S&P (2)
Radian Group	Ba2	BB+
Radian Guaranty	Baa2	BBB+
Radian Reinsurance	N/A	BBB+
______________________

(1)	Based on the September 21, 2018 update, Moody’s outlook for Radian Group and Radian Guaranty currently is Stable.

(2)	Based on the September 11, 2017 update, S&P’s outlook for Radian Group, Radian Guaranty and Radian Reinsurance is currently Stable.
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

Glossary

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

Glossary

The following table illustrates the sensitivity of our investment portfolio to both interest-rate risk and credit-spread risk:

	Short-term and Available for Sale		Trading
($ in millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Carrying value of fixed income investment portfolio (1) (2)	$4,384.5	$4,009.8	$594.0	$606.4
Percentage of fixed income investment portfolio compared to total investment portfolio (3)	86.6%	85.8%	11.7%	13.0%
Average duration of fixed income portfolio	4.1 years	4.4 years	4.4 years	5.1 years

Interest-rate risk increase/(decrease) in market value
+100 basis points - $	$(170.7)	$(169.8)	$(24.9)	$(29.7)
+100 basis points - % (4)	(3.9)%	(4.2)%	(4.2)%	(4.9)%
- 100 basis points - $	$185.9	$184.7	$27.0	$32.5
- 100 basis points - % (4)	4.2%	4.6%	4.5%	5.4%

Credit-spread risk increase (decrease) in market value
+100 basis points - $	$(181.5)	$(183.8)	$(26.4)	$(30.4)
+100 basis points - % (4)	(4.1)%	(4.6)%	(4.4)%	(5.0)%
- 100 basis points - $	$147.9	$148.6	$21.7	$24.6
- 100 basis points - % (4)	3.4%	3.7%	3.7%	4.1%
______________________

(1)
Total fixed income securities include fixed-maturity investments available for sale, trading securities and short-term investments and exclude reinvested cash collateral held under securities lending agreements. At September 30, 2018 and December 31, 2017, fixed income securities shown above also include $79.7 million and $134.1 million, respectively, invested in certain fixed income exchange-traded funds that are classified as equity securities in our condensed consolidated balance sheets, as well as $27.9 million and $20.7 million, respectively, in fixed income securities loaned under securities lending agreements that are classified as other assets in our condensed consolidated balance sheets.

(2)
At December 31, 2017, equity securities, including our fixed income exchange-traded funds included in this table, were classified as available for sale on our condensed consolidated balance sheet. At September 30, 2018, in accordance with the new accounting guidance adopted for 2018, equity securities are no longer classified as available for sale on our condensed consolidated balance sheet and changes in fair value for equity securities are recognized through earnings. As a result, at September 30, 2018, the fixed income exchange-traded funds that are classified as equity securities on our condensed consolidated balance sheet are included in trading securities in this table. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on the implementation of this new accounting guidance.

(3)
Total investment portfolio comprises total investments per the consolidated balance sheets including securities loaned under securities lending agreements that are classified as other assets in our consolidated balance sheets.

(4)	Change in value expressed as a percentage of the market value of the related fixed income portfolio.
The average duration of our total fixed income portfolio was 4.1 years at September 30, 2018 compared to 4.5 years at December 31, 2017. To assist us in setting duration targets for the investment portfolio, we analyze: (i) the interest-rate sensitivities of our liabilities, including prepayment risk associated with premium cash flows and credit losses; (ii) entity specific cash flows under various economic scenarios; (iii) return, volatility and correlation of specific asset classes and the interconnection with our liabilities; and (iv) our current risk appetite.
Securities Lending Agreements. Radian Guaranty and Radian Reinsurance from time to time enter into certain short-term securities lending agreements with third-party Borrowers for the purpose of increasing the yield on our investment securities portfolio with minimal incremental risk. Market factors, including changes in interest rates, credit spreads and equity prices, may impact the timing or magnitude of cash outflows for the return of cash collateral. For the purpose of illustrating our interest-rate risk and credit-spread risk, we have included our fixed income securities (which include certain exchange-traded funds) loaned in the sensitivity table above. As of September 30, 2018 and December 31, 2017, the carrying value of these

Glossary

securities was $27.9 million and $20.7 million, respectively. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our securities lending agreements.
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
Foreign Exchange Rate Risk
As of September 30, 2018 and December 31, 2017, we did not hold any foreign currency denominated securities in our investment portfolio. Exchange gains and losses on foreign currency transactions from our foreign operation have not been material due to its limited amount of business. Currency risk is further limited because, in general, both the revenues and expenses of our foreign operation are denominated in the same functional currency, based on the country in which the operation occurs.
Equity Market Price
Equity Investments at September 30, 2018. At September 30, 2018, the market value and cost of the equity securities in our investment portfolio were $121.9 million and $120.3 million, respectively. These amounts include market value and cost of fixed income exchange-traded funds of $79.7 million and $80.2 million, respectively, which are subject to interest-rate risk and credit-spread risk consistent with our other fixed income securities. Therefore, these fixed income exchange-traded funds have been included in the table above for purposes of illustrating our sensitivity to these risks.
The remaining $42.2 million and $40.1 million of market value and cost, respectively, of equity securities at September 30, 2018, primarily consists of publicly-traded business development company equity securities and equity-related exchange-traded funds. Due to our limited basis in these investments at September 30, 2018, our exposure to changes in equity market prices is not significant.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2018, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
During the nine-month period ended September 30, 2018, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Glossary

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are routinely involved in a number of legal actions and proceedings, including litigation and other disputes arising in the ordinary course of our business.
On July 18, 2018, we entered into a settlement agreement with the IRS related to adjustments we had been contesting that resulted from the examination by the IRS of our 2000 through 2007 consolidated federal income tax returns. The IRS was opposing the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests and proposed denying the associated tax benefits of these items. We appealed these proposed adjustments to the Internal Revenue Service Office of Appeals and made “qualified deposits” with the U.S. Treasury of $85 million in June 2008 relating to the 2000 through 2004 tax years and $4 million in May 2010 relating to the 2005 through 2007 tax years, in order to avoid the accrual of incremental above-market-rate interest with respect to the proposed adjustments. The settlement with the IRS resolved the issues and concluded all disputes related to the IRS Matter discussed above. Under the terms of the settlement, Radian will submit to the IRS approximately $31 million of its $89 million “qualified deposits” with the U.S. Treasury, and the remaining balance will be returned to Radian. In connection with the final settlement, in the second quarter of 2018, we realized tax benefits of $73.6 million, which includes both the impact of the settlement with the IRS as well as the reversal of certain previously accrued state and local tax liabilities. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the IRS Matter.
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
On August 31, 2018, Nationstar Mortgage LLC d/b/a Mr. Cooper (“Nationstar”) filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against Radian Guaranty (the “Complaint”) alleging breach of contract, bad faith, and unjust enrichment claims and seeking monetary damages and declaratory relief. The Complaint lists 3,014 mortgage insurance certificates issued under multiple insurance policies as subject to disputes involving insurance coverage decisions. The Complaint further lists 2,231 mortgage insurance certificates issued under multiple insurance policies as subject to disputes involving premium refund requests. Radian Guaranty believes that Nationstar’s allegations and claims in the legal proceedings described above are without merit and legally deficient, and plans to defend these claims vigorously. We are not able to estimate a reasonably possible loss, if any, or range of loss in this matter because of the preliminary stage of the litigation.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuance of Unregistered Securities
During the three and nine months ended September 30, 2018, no equity securities of Radian Group were sold that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended September 30, 2018.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
Share repurchase program
7/1/2018 to 7/31/2018	947	$16.55	—	$—
8/1/2018 to 8/31/2018	512	$19.56	—	$100,000
9/1/2018 to 9/30/2018	—	$—	—	$100,000
Total	1,459		—

______________________

(1)	Represents shares tendered by employees as payment of taxes withheld on the vesting of certain restricted stock awards granted under the Company’s equity compensation plans.

(2)
On August 16, 2018, Radian Group’s board of directors approved a new share repurchase program that authorizes the Company to repurchase up to $100 million of its common stock. As of September 30, 2018, the full purchase authority of up to $100 million remained available under this program, which expires on July 31, 2019.

Glossary

Item 6. Exhibits

Exhibit No.	Exhibit Name

*31	Rule 13a - 14(a) Certifications

**32	Section 1350 Certifications

*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity for the nine months ended September 30, 2018 and 2017; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

______________________
+  Management contract, compensatory plan or arrangement.
*   Filed herewith.
** Furnished herewith.

Glossary

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

November 8, 2018	/s/ J. FRANKLIN HALL
J. Franklin Hall
Senior Executive Vice President, Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller