Form 10-Q
period 2019-03-31
RADIAN GROUP INC
filed 2019-05-08
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	RDN	New York Stock Exchange
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 208,020,528 shares of common stock, $0.001 par value per share, outstanding on May 6, 2019.

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

Borrower	With respect to our securities lending agreements, the third-party institutions to which we loan certain securities in our investment portfolio for short periods of time
CCF	Conservatorship Capital Framework
Claim Curtailment	Our legal right, under certain conditions, to reduce the amount of a claim, including due to servicer negligence
Claim Denial	Our legal right, under certain conditions, to deny a claim
Claim Severity	The total claim amount paid divided by the original coverage amount
Clayton	Clayton Holdings LLC, a subsidiary of Radian Group
Clayton Intercompany Note
A $300 million note payable from Radian Mortgage Services Inc. (formerly Clayton Group Holdings Inc.) to Radian Group (with terms consistent with the terms of our Senior Notes due 2019 that were used to fund our purchase of Clayton)

CMBS	Commercial mortgage-backed securities
Cures	Loans that were in default as of the beginning of a period and are no longer in default because payments were received such that the loan is no longer 60 or more days past due
Default to Claim Rate	The percentage of defaulted loans that are assumed to result in a claim
Eagle Re 2018-1	Eagle Re 2018-1 Ltd., an unaffiliated special purpose reinsurer (a VIE) domiciled in Bermuda
Eagle Re 2019-1	Eagle Re 2019-1 Ltd., an unaffiliated special purpose reinsurer (a VIE) domiciled in Bermuda
EnTitle Direct	EnTitle Direct Group, Inc., a subsidiary of Radian Group, acquired in March 2018
EnTitle Insurance	EnTitle Insurance Company, an Ohio domiciled insurance subsidiary of EnTitle Direct
Excess-of-Loss Program
The credit risk protection obtained by Radian Guaranty in November 2018, including: (i) the excess-of-loss reinsurance agreement with Eagle Re 2018-1, in connection with the issuance by Eagle Re 2018-1 of mortgage insurance-linked notes, and (ii) a separate excess-of-loss reinsurance agreement with a third-party reinsurer. Excess-of-loss reinsurance is a type of reinsurance that indemnifies the ceding company against loss in excess of a specific agreed limit, up to a specified sum. Effective in April 2019, it also includes the new credit risk protection obtained through an excess-of-loss reinsurance agreement with Eagle Re 2019-1.

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
FICO
Fair Isaac Corporation (“FICO”) credit scores, for Radian’s portfolio statistics, represent the borrower’s credit score at origination and, in circumstances where there are multiple borrowers, the lowest of the borrowers’ FICO scores is utilized

Five Bridges	Five Bridges Advisors, LLC. Radian acquired the assets of Five Bridges in December 2018
Foreclosure Stage Default	The Stage of Default indicating that the foreclosure sale has been scheduled or held
Freddie Mac	Federal Home Loan Mortgage Corporation
Front-end
With respect to credit risk transfer programs established by the GSEs, policies written on loans that are to be purchased by the GSEs in the future, as contrasted with loans that are already part of an existing GSE portfolio

GAAP	Generally accepted accounting principles in the U.S., as amended from time to time
Green River Capital	Green River Capital LLC, a subsidiary of Clayton
GSE(s)	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
HARP	Home Affordable Refinance Program
IBNR	Losses incurred but not reported
IIF	Insurance in force, equal to the aggregate unpaid principal balances of the underlying loans
Independent Settlement Services	Independent Settlement Services, LLC, a subsidiary of Radian Group, acquired in November 2018
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
IRS Matter
Our dispute with the IRS that we settled and fully resolved in the second quarter of 2018 that was related to the assessed tax liabilities, penalties and interest from the IRS’s examination of our 2000 through 2007 consolidated federal income tax returns.

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

Model Act	Mortgage Guaranty Insurance Model Act, as issued by the NAIC to establish minimum capital and surplus requirements for mortgage insurers
Monthly and Other Recurring Premiums (or Recurring Premium Policies)	Insurance premiums or policies, respectively, where premiums are paid on a monthly or other installment basis, in contrast to Single Premium Policies

Term	Definition
Monthly Premium Policies	Insurance policies where premiums are paid on a monthly installment basis
Moody’s	Moody’s Investors Service
Mortgage Insurance
Radian’s mortgage insurance business segment, which provides credit-related insurance coverage, principally through private mortgage insurance on residential first-lien mortgage loans, as well as other credit risk management solutions to mortgage lending institutions and mortgage credit investors

MPP Requirement
Certain states’ statutory or regulatory risk-based capital requirement that the mortgage insurer must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels

NAIC	National Association of Insurance Commissioners
NIW	New insurance written
NOL
Net operating loss; for tax purposes, accumulated during years a company reported more tax deductions than taxable income. NOLs may be carried back or carried forward a certain number of years, depending on various factors which can reduce a company’s tax liability.

Persistency Rate	The percentage of IIF that remains in force over a period of time
PMIERs
Private Mortgage Insurer Eligibility Requirements issued by the GSEs under oversight of the FHFA to set forth requirements an approved insurer must meet and maintain to provide mortgage guaranty insurance on loans acquired by the GSEs

PMIERs 1.0	The original PMIERs effective on December 31, 2015
PMIERs 2.0	The revised PMIERs issued by the GSEs on September 27, 2018, which became effective on March 31, 2019
Pool Insurance
Pool Insurance differs from primary insurance in that our maximum liability is not limited to a specific coverage percentage on an individual mortgage loan. Instead, an aggregate exposure limit, or “stop loss,” is applied to the initial aggregate loan balance on a group or “pool” of mortgages.

Prior Master Policy	Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which was in effect prior to the effective date of the 2014 Master Policy
QSR Program	The quota share reinsurance agreements entered into with a third-party reinsurance provider in the second and fourth quarters of 2012, collectively
Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Group	Radian Group Inc.
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group
Radian Reinsurance	Radian Reinsurance Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group
Radian Settlement Services	Radian Settlement Services Inc., a subsidiary of Clayton, formerly known as ValuAmerica, Inc.
RBC States	Risk-based capital states, which are those states that currently impose a statutory or regulatory risk-based capital requirement
Red Bell	Red Bell Real Estate, LLC, a subsidiary of Clayton
Reinstatements	Reversals of previous Rescissions, Claim Denials and Claim Curtailments
REMIC	Real Estate Mortgage Investment Conduit
REO	Real estate owned
Rescission	Our legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies if we determine that a loan did not qualify for insurance
RIF
Risk in force; for primary insurance, RIF is equal to the underlying loan unpaid principal balance multiplied by the insurance coverage percentage, whereas for Pool Insurance, it represents the remaining exposure under the agreements

Risk-to-capital	Under certain state regulations, a maximum ratio of net RIF calculated relative to the level of statutory capital
RMBS	Residential mortgage-backed securities

Term	Definition
S&P	Standard & Poor’s Financial Services LLC
SAPP	Statutory accounting principles and practices, including those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Senior Notes due 2019	Our 5.500% unsecured senior notes due June 2019 ($300 million original principal amount)
Senior Notes due 2020	Our 5.250% unsecured senior notes due June 2020 ($350 million original principal amount)
Senior Notes due 2021	Our 7.000% unsecured senior notes due March 2021 ($350 million original principal amount)
Senior Notes due 2024	Our 4.500% unsecured senior notes due October 2024 ($450 million original principal amount)
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

Single Premium QSR Program	The 2016 Single Premium QSR Agreement and the 2018 Single Premium QSR Agreement, together
Stage of Default	The stage a loan is in relative to the foreclosure process, based on whether a foreclosure sale has been scheduled or held
Statutory RBC Requirement	Risk-based capital requirement imposed by the RBC States, requiring a minimum surplus level and, in certain states, a minimum ratio of statutory capital relative to the level of risk
Surplus Note	An intercompany 0.000% surplus note issued by Radian Guaranty to Radian Group
Time in Default	The time period from the point a loan reaches default status (based on the month the default occurred) to the current reporting date
U.S.	The United States of America
U.S. Treasury	United States Department of the Treasury
VA	U.S. Department of Veterans Affairs
VIE	Variable interest entity

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

•
Radian Guaranty’s ability to remain eligible under the PMIERs and other applicable requirements imposed by the FHFA and by the GSEs to insure loans purchased by the GSEs, including potential future changes to the PMIERs which, among other things, may be impacted by the general economic environment and housing market, as well as the proposed CCF that would establish capital requirements for the GSEs, if the CCF is finalized;

•
our ability to successfully execute and implement our capital plans, including our risk distribution strategy through the capital markets and reinsurance markets, and to maintain sufficient holding company liquidity to meet our short- and long-term liquidity needs;

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

•	changes in the current housing finance system in the U.S., including the role of the FHA, the GSEs and private mortgage insurers in this system;

•	any disruption in the servicing of mortgages covered by our insurance policies, as well as poor servicer performance;

•	a decrease in the Persistency Rates of our mortgage insurance on monthly premium products;

•
competition in our mortgage insurance business, including price competition and competition from the FHA and VA as well as from other forms of credit enhancement, including GSE sponsored alternatives to traditional mortgage insurance;

•	the effect of the Dodd-Frank Act on the financial services industry in general, and on our businesses in particular, including future changes to the Qualified Mortgage (QM) loan requirements;

•
legislative and regulatory activity (or inactivity), including the adoption of (or failure to adopt) new laws and regulations, or changes in existing laws and regulations, or the way they are interpreted or applied;

•
legal and regulatory claims, assertions, actions, reviews, audits, inquiries and investigations that could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures, increased reserves or have other effects on our business;

Glossary

•	the amount and timing of potential settlements, payments or adjustments associated with federal or other tax examinations;

•
the possibility that we may fail to estimate accurately the likelihood, magnitude and timing of losses in establishing loss reserves for our mortgage insurance business or to accurately calculate and/or project our Available Assets and Minimum Required Assets under the PMIERs, which will be impacted by, among other things, the size and mix of our IIF, the level of defaults in our portfolio, the level of cash flow generated by our insurance operations and our risk distribution strategies;

•	volatility in our financial results caused by changes in the fair value of our assets and liabilities, including our investment portfolio;

•	potential future impairment charges related to our goodwill and other acquired intangible assets;

•	changes in GAAP or SAPP rules and guidance, or their interpretation;

•	our ability to attract and retain key employees; and

•	legal and other limitations on amounts we may receive from our subsidiaries, including dividends or ordinary course distributions under our internal tax- and expense-sharing arrangements.
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, and to subsequent reports filed from time to time with the SEC. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we issued this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements to reflect new information or future events or for any other reason.

Glossary

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in thousands, except per-share amounts)	March 31, 2019	December 31, 2018

Assets
Investments (Note 5)
Fixed-maturities available for sale—at fair value (amortized cost $3,875,919 and $4,098,962)	$3,897,584	$4,021,575
Trading securities—at fair value	383,992	469,071
Equity securities—at fair value (cost of $125,153 and $139,377)	125,025	130,565
Short-term investments—at fair value (includes $6,233 and $11,699 of reinvested cash collateral held under securities lending agreements)	1,066,110	528,403
Other invested assets—at fair value	3,059	3,415
Total investments	5,475,770	5,153,029
Cash	118,668	95,393
Restricted cash	9,086	11,609
Accounts and notes receivable	89,237	78,652
Deferred income taxes, net (Note 9)	67,697	131,643
Goodwill and other acquired intangible assets, net (Note 6)	56,811	58,998
Prepaid reinsurance premium	408,622	417,628
Other assets (Note 8)	373,678	367,700
Total assets	$6,599,569	$6,314,652

Liabilities and Stockholders’ Equity
Unearned premiums	$720,159	$739,357
Reserve for losses and loss adjustment expense (Note 10)	388,784	401,361
Senior notes (Note 11)	1,031,197	1,030,348
Reinsurance funds withheld	329,868	321,212
Other liabilities (Note 12)	419,470	333,659
Total liabilities	2,889,478	2,825,937
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: par value $0.001 per share; 485,000 shares authorized at March 31, 2019 and December 31, 2018; 229,817 and 231,132 shares issued at March 31, 2019 and December 31, 2018, respectively; 212,136 and 213,473 shares outstanding at March 31, 2019 and December 31, 2018, respectively	230	231
Treasury stock, at cost: 17,681 and 17,660 shares at March 31, 2019 and December 31, 2018, respectively	(895,321)	(894,870)
Additional paid-in capital	2,697,724	2,724,733
Retained earnings	1,889,964	1,719,541
Accumulated other comprehensive income (loss) (Note 15)	17,494	(60,920)
Total stockholders’ equity	3,710,091	3,488,715
Total liabilities and stockholders’ equity	$6,599,569	$6,314,652

See Notes to Unaudited Condensed Consolidated Financial Statements.
Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2019	2018
Revenues:
Net premiums earned—insurance	$263,512	$242,550
Services revenue	32,753	33,164
Net investment income	43,847	33,956
Net gains (losses) on investments and other financial instruments	21,913	(18,887)
Other income	1,604	807
Total revenues	363,629	291,590
Expenses:
Provision for losses	20,754	37,283
Policy acquisition costs	5,893	7,117
Cost of services	24,157	23,126
Other operating expenses	78,805	63,243
Restructuring and other exit costs	—	551
Interest expense	15,697	15,080
Amortization and impairment of other acquired intangible assets	2,187	2,748
Total expenses	147,493	149,148
Pretax income	216,136	142,442
Income tax provision	45,179	27,956
Net income	$170,957	$114,486

Net income per share:
Basic	$0.80	$0.53
Diluted	$0.78	$0.52

Weighted-average number of common shares outstanding—basic	213,537	215,967
Weighted-average number of common and common equivalent shares outstanding—diluted	218,343	219,883

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2019	2018

Net income	$170,957	$114,486
Other comprehensive income (loss), net of tax (Note 15):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	78,023	(60,643)
Less: Reclassification adjustment for net gains (losses) included in net income	(391)	(3,132)
Net unrealized gains (losses) on investments	78,414	(57,511)
Unrealized foreign currency translation adjustments	—	3
Other comprehensive income (loss), net of tax	78,414	(57,508)
Comprehensive income	$249,371	$56,978

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2019	2018
Common Stock
Balance, beginning of period	$231	$233
Shares repurchased under share repurchase program (Note 14)	(1)	—
Balance, end of period	230	233

Treasury Stock
Balance, beginning of period	(894,870)	(893,888)
Repurchases of common stock under incentive plans	(451)	(303)
Balance, end of period	(895,321)	(894,191)

Additional Paid-in Capital
Balance, beginning of period	2,724,733	2,754,275
Issuance of common stock under incentive and benefit plans	1,069	1,433
Share-based compensation	3,695	2,528
Shares repurchased under share repurchase program (Note 14)	(31,773)	(10,003)
Balance, end of period	2,697,724	2,748,233

Retained Earnings
Balance, beginning of period	1,719,541	1,116,333
Net income	170,957	114,486
Dividends declared	(534)	(540)
Cumulative effect of adopting the accounting standard update for financial instruments	—	2,061
Cumulative effect of adopting the accounting standard update for the reclassification of certain tax effects from accumulated other comprehensive income	—	(2,724)
Balance, end of period	1,889,964	1,229,616

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(60,920)	23,085
Cumulative effect of adopting the accounting standard update for financial instruments	—	224
Cumulative effect of adopting the accounting standard update for the reclassification of certain tax effects from accumulated other comprehensive income	—	2,724
Net unrealized gains (losses) on investments, net of tax	78,414	(57,511)
Net foreign currency translation adjustment, net of tax	—	3
Balance, end of period	17,494	(31,475)

Total Stockholders’ Equity	$3,710,091	$3,052,416

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$217,778	$118,447
Cash flows from investing activities:
Proceeds from sales of:
Fixed-maturity investments available for sale	435,709	224,597
Trading securities	70,083	11,964
Equity securities	33,278	55,795
Proceeds from redemptions of:
Fixed-maturity investments available for sale	79,915	94,356
Trading securities	23,293	17,890
Purchases of:
Fixed-maturity investments available for sale	(275,531)	(482,260)
Equity securities	(19,767)	(19,994)
Sales, redemptions and (purchases) of:
Short-term investments, net	(526,013)	(17,217)
Other assets and other invested assets, net	349	92
Purchases of property and equipment, net	(6,659)	(4,702)
Acquisitions, net of cash acquired	—	(261)
Net cash provided by (used in) investing activities	(185,343)	(119,740)
Cash flows from financing activities:
Dividends paid	(534)	(540)
Issuance of common stock	363	663
Purchase of common shares	(31,774)	(10,003)
Credit facility commitment fees paid	(234)	(185)
Change in secured borrowings, net (with terms less than 3 months)	21,534	38,719
Proceeds from secured borrowings (with terms greater than 3 months)	6,000	6,550
Payments of secured borrowings (with terms greater than 3 months)	(7,000)	—
Repayment of other borrowings	(38)	(50)
Net cash provided by (used in) financing activities	(11,683)	35,154
Effect of exchange rate changes on cash and restricted cash	—	(1)
Increase (decrease) in cash and restricted cash	20,752	33,860
Cash and restricted cash, beginning of period	107,002	96,244
Cash and restricted cash, end of period	$127,754	$130,104

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
______________________________________________________________________________________________________

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
Mortgage Insurance
Our Mortgage Insurance segment provides credit-related insurance coverage, principally through private mortgage insurance on residential first-lien mortgage loans, as well as other credit risk management solutions, to mortgage lending institutions and mortgage credit investors. We provide our mortgage insurance products and services mainly through our wholly-owned subsidiary, Radian Guaranty. Private mortgage insurance plays an important role in the U.S. housing finance system because it promotes affordable home ownership and helps protect mortgage lenders, investors and other beneficiaries by mitigating default-related losses on residential mortgage loans. Generally, these loans are made to home buyers who make down payments of less than 20% of the purchase price for their home or, in the case of refinancings, have less than 20% equity in their home. Private mortgage insurance also facilitates the sale of these low down payment loans in the secondary mortgage market, most of which are currently sold to the GSEs. Our total direct primary mortgage insurance RIF was $57.4 billion as of March 31, 2019.
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
PMIERs. In order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. At March 31, 2019, Radian Guaranty is an approved mortgage insurer under the PMIERs and is in compliance with the current PMIERs financial requirements. The PMIERs financial requirements require that a mortgage insurer’s Available Assets meet or exceed its Minimum Required Assets. The GSEs may amend the PMIERs at any time, and they have broad discretion to interpret the requirements, which could impact the calculation of Radian Guaranty’s Available Assets and/or Minimum Required Assets.
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

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

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
2019 Developments
Capital and Liquidity Actions. On March 20, 2019, Radian Group’s board of directors approved a $150 million increase in authorization for the Company’s existing share repurchase plan, bringing the total authorization to repurchase shares up to $250 million, excluding commissions. During the three months ended March 31, 2019, the Company purchased 1,546,674 shares at an average price of $20.54 per share, including commissions. At March 31, 2019, purchase authority of up to $218.2 million remained available under this program, which expires on July 31, 2020. Subsequent to March 31, 2019, we purchased 4,131,329 shares of our common stock under this program at an average price of $21.94 per share, including commissions. See Note 14 for additional details on our share repurchase program.
In April 2019, the Pennsylvania Insurance Department approved a $375 million distribution of capital from Radian Guaranty to Radian Group, which was paid on April 30, 2019 in the form of cash and marketable securities. See Note 16 for a discussion of this distribution of capital.
Reinsurance. In April 2019, Radian Guaranty entered into a fully collateralized reinsurance agreement with Eagle Re 2019-1. Eagle Re 2019-1 is a VIE and is not a subsidiary or affiliate of Radian Guaranty. This reinsurance agreement provides for up to $562.0 million of aggregate excess-of-loss reinsurance coverage for the mortgage insurance losses on new defaults on an existing portfolio of eligible Recurring Premium Policies issued between January 1, 2018 and December 31, 2018, with an initial RIF of $10.7 billion. Eagle Re 2019-1 financed its coverage by issuing mortgage insurance-linked notes in an aggregate amount of $562.0 million to eligible third-party capital markets investors in an unregistered private offering. See Note 7 for additional details on our reinsurance programs.
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
The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for the fair statement of the financial position, results of operations, comprehensive income and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2018 Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. Certain prior period amounts have been reclassified to conform to current period presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of our contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. While the amounts

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

included in our condensed consolidated financial statements include our best estimates and assumptions, actual results may vary materially.
Other Significant Accounting Policies
See Note 2 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for information regarding other significant accounting policies. There have been no significant changes in our significant accounting policies from those discussed in our 2018 Form 10-K, other than described below in “—Leases” and “—Recent Accounting Pronouncements—Accounting Standards Adopted During 2019.”
Leases
We determine if an arrangement includes a lease at inception. A right of use asset and lease liability is recognized for operating leases and is included in other assets and other liabilities, respectively, in our condensed consolidated balance sheet at March 31, 2019. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Right of use assets are recognized net of any payments made or received from the lessor. In determining the net present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date or as of our date of adoption, January 1, 2019.
Lease expense is recognized on a straight-line basis over the expected lease term. For lease agreements entered into after the adoption of this accounting standard that include lease and non-lease components, such components are generally not accounted for separately. For our building leases, as a result of us having elected to adopt the package of practical expedients permitted under the transition guidance, we account for the lease and non-lease components, such as common area maintenance charges, as a single lease component. We have elected the short-term exemption for contracts with lease terms of 12 months or less. Prior period amounts continue to be reported in accordance with our historic accounting under previous lease guidance.
Our lease agreements primarily relate to operating leases for office space we use in our operations. Certain of our leases include renewal options and/or termination options that we did not consider in the determination of the right-of-use asset or the lease liability as we did not consider it reasonably certain that we would exercise such options. Our lease agreements do not contain any variable lease payments, material residual value guarantees or material restrictive covenants. We do not have material sublease agreements. As of March 31, 2019, there were no leases which had not yet commenced but that create significant rights and obligations for us. See Note 12 for more information about our lease agreements.
Recent Accounting Pronouncements
Accounting Standards Adopted During 2019. In February 2016, the FASB issued an update that replaces the existing accounting and disclosure requirements for leases of property, plant and equipment, which requires lessees to recognize, as of the lease commencement date, assets and liabilities for all leases with lease terms of more than 12 months. Leases are required to be classified as either operating or finance, with expense on operating leases recorded as a single lease cost on a straight-line basis. For finance leases, interest expense on the lease liability is required to be recognized separately from the straight-line amortization of the right-of-use asset.
We elected the optional transition method, which requires the recognition of a cumulative-effect adjustment as of the beginning of the period of adoption, and we also elected the practical expedients for transitioning existing leases to the new standard as of the effective date. As a result of applying the practical expedients: (i) we did not reassess expired or existing contracts to determine if they contain additional leases; (ii) we did not reassess the lease classification for expired and existing leases; and (iii) we did not reassess initial direct costs for existing leases. Our adoption of this update, effective January 1, 2019, resulted in our recording an increase in other liabilities of $73.5 million, and a corresponding increase in other assets. The increase to other assets was partially offset by an adjustment for unamortized allowances and incentives of $24.1 million, resulting in a right of use asset of $49.4 million. The increase in other liabilities represents a discounted lease liability from operating leases, primarily for our various facilities, which represents the present value of these future lease payments discounted at our incremental borrowing rate. Additionally, we expanded our financial statement disclosures as required by the amendments. Our adoption of this standard did not impact our stockholders’ equity, results of operations or liquidity. See above for a discussion of our accounting policy regarding leases and Note 12.
In March 2017, the FASB issued an update to the accounting standard regarding receivables. The new standard requires certain premiums on purchased callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount will not be impacted. The provisions of this update are effective for fiscal years

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this update did not have a material effect on our financial statements and disclosures.
Accounting Standards Not Yet Adopted. In June 2016, the FASB issued an update to the accounting standard regarding the measurement of credit losses on financial instruments. This update requires that financial assets measured at their amortized cost basis be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities are to be recorded through an allowance for credit losses, rather than a write-down of the asset, with the amount of the allowance limited to the amount by which fair value is less than amortized cost. This update is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This update is not applicable to credit losses associated with our mortgage insurance policies. We are currently evaluating the impact on our financial statements and future disclosures as a result of this update.
In August 2018, the FASB issued an update to the accounting standard regarding long-duration insurance contracts. The new standard: (i) requires that assumptions used to measure the liability for future policy benefits be reviewed at least annually; (ii) defines and simplifies the measurement of market risk benefits; (iii) simplifies the amortization of deferred acquisition costs; and (iv) enhances the required disclosures about long-duration contracts. This update is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the potential impact of the adoption of this update and do not expect it to have a material effect on our financial statements and disclosures.
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
In April 2019, the FASB issued an update to the accounting standards regarding financial instruments and derivatives and hedging, which clarifies the accounting treatment for the measurement of credit losses and provides further clarification on previously issued updates. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently in the process of evaluating the new standard.
2. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding, while diluted net income per share is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and the weighted-average number of dilutive potential common shares. Dilutive potential common shares relate to our share-based compensation arrangements.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

The calculation of basic and diluted net income per share was as follows:

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2019	2018
Net income—basic and diluted	$170,957	$114,486

Average common shares outstanding—basic	213,537	215,967
Dilutive effect of share-based compensation arrangements (1)	4,806	3,916
Adjusted average common shares outstanding—diluted	218,343	219,883

Net income per share:

Basic	$0.80	$0.53

Diluted	$0.78	$0.52
______________________

(1)
The following number of shares of our common stock equivalents issued under our share-based compensation arrangements were not included in the calculation of diluted net income per share because they were anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2019	2018
Shares of common stock equivalents	169	170

3. Segment Reporting
We have two strategic business units that we manage separately—Mortgage Insurance and Services. Adjusted pretax operating income (loss) for each segment represents segment results on a standalone basis; therefore, inter-segment eliminations and reclassifications required for consolidated GAAP presentation have not been reflected.
We allocate to our Mortgage Insurance segment: (i) corporate expenses based on the segment’s forecasted annual percentage of total revenue, which approximates the estimated percentage of time spent on the segment; (ii) except as described below, all interest expense; and (iii) all corporate cash and investments. Prior to January 1, 2019, interest expense related to the Clayton Intercompany Note was allocated to our Services segment. Effective January 1, 2019, Radian Group recapitalized the Services segment with a capital contribution that enabled the Services segment to repay the intercompany note and its accumulated allocated interest expense associated with the note, and effective as of the same date, all interest expense is allocated to our Mortgage Insurance segment.
We allocate to our Services segment: (i) corporate expenses based on the segment’s forecasted annual percentage of total revenue, which approximates the estimated percentage of time spent on the segment and (ii) until January 1, 2019, the allocated interest expense related to the intercompany note as described above. No corporate cash or investments are allocated to the Services segment. Inter-segment activities are recorded at market rates for segment reporting and eliminated in consolidation.
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
With the exception of goodwill and other acquired intangible assets that relate to our Services segment, which are reviewed as part of our annual goodwill impairment assessment, we do not manage assets by segment.
Adjusted Pretax Operating Income (Loss)
Our senior management, including our Chief Executive Officer (Radian’s chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of Radian’s business segments and to allocate resources to the segments. Adjusted pretax operating income (loss) is defined as pretax income (loss) from continuing operations excluding the effects of net gains (losses) on investments and other financial

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

instruments, loss on induced conversion and debt extinguishment, acquisition-related expenses, amortization or impairment of goodwill and other acquired intangible assets, and net impairment losses recognized in earnings and infrequent or unusual non-operating items.
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

(3)
Acquisition-related expenses. Acquisition-related expenses represent the costs incurred to effect an acquisition of a business (i.e., a business combination). Because we pursue acquisitions on a strategic and selective basis, we do not view acquisition-related expenses as a primary business activity. Therefore, we do not consider these expenses to be part of our operating performance and they are excluded from our calculation of adjusted pretax operating income (loss).

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

(5)
Net impairment losses recognized in earnings and infrequent or unusual non-operating items. The recognition of net impairment losses on investments and the impairment of other long-lived assets can vary significantly in both amount and frequency, depending on market credit cycles and other factors. Infrequent and unusual non-operating items reflect activities that we do not view to be indicative of our fundamental operating activities. Therefore, whenever such income or loss items occur, we exclude them from our calculation of adjusted pretax operating income (loss).

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

Summarized operating results for our segments for the periods indicated, are as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Mortgage Insurance
Net premiums written—insurance (1)	$251,586	$237,980
(Increase) decrease in unearned premiums	10,192	4,570
Net premiums earned—insurance	261,778	242,550
Net investment income	43,665	33,956
Other income	1,196	807
Total (2)	306,639	277,313

Provision for losses	20,844	37,391
Policy acquisition costs	5,893	7,117
Other operating expenses before corporate allocations	30,410	31,888
Total (3)	57,147	76,396
Adjusted pretax operating income before corporate allocations	249,492	200,917
Allocation of corporate operating expenses	25,625	18,577
Allocation of interest expense	15,697	10,629
Adjusted pretax operating income	$208,170	$171,711

______________________

(1)	Net of ceded premiums written under our reinsurance programs. See Note 7 for additional information.

(2)
Excludes net gains on investments and other financial instruments of $21.9 million for the three months ended March 31, 2019, and net losses on investments and other financial instruments of $18.9 million for the three months ended March 31, 2018, not included in adjusted pretax operating income.

(3)Includes inter-segment expenses as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Inter-segment expenses	$970	$1,002

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

	Three Months Ended March 31,
(In thousands)	2019		2018
Services
Net premiums earned—insurance (1)	$1,734		$—
Services revenue (2)	33,723		34,166
Net investment income (1)	182		—
Other income (1)	408		—
Total (2)	36,047		34,166

Provision for losses (1)	(18)		—
Cost of services	24,559		23,270
Other operating expenses before corporate allocations	13,435		10,744
Restructuring and other exit costs	—		525
Total	37,976		34,539
Adjusted pretax operating income (loss) before corporate allocations	(1,929)		(373)
Allocation of corporate operating expenses	4,171		2,784
Allocation of interest expense	—	(3)	4,451
Adjusted pretax operating income (loss)	$(6,100)		$(7,608)

______________________

(1)	Results from inclusion of the operations of EnTitle Direct, a national title insurance and settlement services company, acquired in March 2018.
(2)Includes inter-segment revenues as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Inter-segment revenues	$970	$1,002

(3)
Effective January 1, 2019, the Clayton Intercompany Note was repaid using proceeds from an additional capital contribution from Radian Group. As a result of the intercompany note repayment, the Services segment no longer incurs interest expense on the intercompany note.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

The reconciliation of adjusted pretax operating income to consolidated pretax income is as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Adjusted pretax operating income (loss):
Mortgage Insurance (1)	$208,170	$171,711
Services (1)	(6,100)	(7,608)
Total adjusted pretax operating income	202,070	164,103

Net gains (losses) on investments and other financial instruments	21,913	(18,887)
Acquisition-related expenses (2)	(233)	—
Amortization and impairment of other acquired intangible assets	(2,187)	(2,748)
Impairment of other long-lived assets and infrequent or unusual non-operating items (3)	(5,427)	(26)
Consolidated pretax income	$216,136	$142,442
______________________

(1)	Includes inter-segment expenses and revenues as listed in the notes to the preceding tables.

(2)	Acquisition-related expenses represent expenses incurred to effect the acquisition of a business, net of adjustments to accruals previously recorded for acquisition expenses.

(3)
The amount for the three months ended March 31, 2019 is included in other operating expenses on the condensed consolidated statement of operations and primarily relates to impairments of other long-lived assets. The amount for the three months ended March 31, 2018 is included within restructuring and other exit costs on the condensed consolidated statement of operations.

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
Revenue Recognition—Services
The accounting standard on revenue from contracts with customers is primarily applicable to revenues from our Services segment and is not applicable to our investments and insurance products, which represent the majority of our revenue. See Notes 1 and 2 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for additional information regarding our accounting policies and the services we offer.
The table below represents the disaggregation of Services revenues by revenue type:

	Three Months Ended March 31,
(In thousands)	2019	2018
Services segment revenue
Mortgage Services	$16,063	$17,498
Real Estate Services	15,836	14,394
Title Services	2,232	2,274
Total (1)	$34,131	$34,166
______________________

(1)
Includes inter-segment revenues of $1.0 million for each of the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, amounts exclude a total of $1.9 million, comprised of Services segment net premiums earned—insurance and net investment income, as both are excluded from the scope of the revenue recognition standard.

Our Services segment revenues, other than net premiums earned—insurance and net investment income, are recognized over time and measured each period based on the progress to date as services are performed and made available to customers.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

Our contracts with customers, including payment terms, are generally short-term in nature; therefore, any impact related to timing is immaterial. Revenue recognized related to services made available to customers and billed is reflected in accounts and notes receivable. Revenue recognized related to services performed and not yet billed is recorded in unbilled receivables and reflected in other assets. Deferred revenue represents advance payments received from customers in advance of revenue recognition. We have no material bad-debt expense. The following represents balances related to Services contracts as of the dates indicated:

(In thousands)	March 31, 2019	December 31, 2018
Accounts Receivable - Services Contracts	$13,241	$15,461
Unbilled Receivables - Services Contracts	22,967	19,917
Deferred Revenues - Services Contracts	3,044	3,204

Revenue expected to be recognized in any future period related to remaining performance obligations, such as contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, is not material.
4. Fair Value of Financial Instruments
We provide a qualitative description of the valuation techniques and inputs used for recurring and non-recurring fair value measurements in our audited financial statements and notes thereto included in our 2018 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2018 Form 10-K.
The following is a list of assets that are measured at fair value by hierarchy level as of March 31, 2019:

(In thousands)	Level I	Level II	Total
Assets at Fair Value
Investment Portfolio:
U.S. government and agency securities	$178,908	$33,610	$212,518
State and municipal obligations	—	233,827	233,827
Money market instruments	174,541	—	174,541
Corporate bonds and notes	—	2,485,463	2,485,463
RMBS	—	368,495	368,495
CMBS	—	549,986	549,986
Other ABS	—	675,477	675,477
Equity securities	136,107	4,998	141,105
Other investments (1)	—	653,905	653,905
Total Investments at Fair Value (2)	489,556	5,005,761	5,495,317	(3)
Total Assets at Fair Value (4)	$489,556	$5,005,761	$5,495,317	(3)
______________________

(1)	Comprising short-term certificates of deposit and commercial paper.

(2)
Does not include certain other invested assets of $3.1 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient. Includes cash collateral held under securities lending agreements of $6.2 million that is reinvested in money market instruments.

(3)
Includes $22.6 million of securities loaned to third-party Borrowers under securities lending agreements, classified as other assets in our condensed consolidated balance sheets. See Note 5 for more information.

(4)
Does not include the fair value of an immaterial embedded derivative, which we have accounted for separately as a freestanding derivative and classified in other assets in our condensed consolidated balance sheet. See Note 7 for more information.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

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

(2)
Does not include certain other invested assets of $3.4 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient. Includes cash collateral held under securities lending agreements of $11.7 million that is reinvested in money market instruments.

(3)
Includes $27.9 million of securities loaned to third-party Borrowers under securities lending agreements, classified as other assets in our condensed consolidated balance sheets. See Note 5 for more information.

(4)
Does not include the fair value of an immaterial embedded derivative, which we have accounted for separately as a freestanding derivative and classified in other assets in our condensed consolidated balance sheet. See Note 7 for more information.

At March 31, 2019 and December 31, 2018, there were no material Level III assets measured at fair value and no Level III liabilities. There were no investment transfers to or from Level III for the three months ended March 31, 2019 or the year ended December 31, 2018. Activity related to Level III assets and liabilities (including realized and unrealized gains and losses, purchases, sales, issuances, settlements and transfers) was immaterial for the three months ended March 31, 2019 and the year ended December 31, 2018.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected liabilities not carried at fair value in our condensed consolidated balance sheets were as follows as of the dates indicated:

	March 31, 2019		December 31, 2018
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Senior notes	$1,031,197	$1,051,418	$1,030,348	$1,007,687
FHLB advances	108,532	109,097	82,532	82,899

The fair value of our senior notes is estimated based on the quoted market prices for the same or similar instruments. The fair value of our FHLB advances is estimated based on expected cash flows for similar borrowings. These liabilities are categorized in Level II of the fair value hierarchy.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

5. Investments
Available for Sale Securities
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	March 31, 2019
(In thousands)	Amortized Cost	Fair Value		Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$94,441	$94,098	(1)	$185	$528
State and municipal obligations	88,598	92,718		4,421	301
Corporate bonds and notes	2,159,040	2,175,975		31,450	14,515
RMBS	348,746	350,238	(2)	4,242	2,750
CMBS	512,190	515,604		4,873	1,459
Other ABS	679,444	675,477		1,021	4,988
Total securities available for sale	$3,882,459	$3,904,110	(3)	$46,192	$24,541

______________________

(1)	Includes securities with a fair value of $10.9 million serving as collateral for FHLB advances.

(2)	Includes securities with a fair value of $103.7 million serving as collateral for FHLB advances.

(3)
Includes $6.5 million of fixed-maturity securities loaned to third-party Borrowers under securities lending agreements, classified as other assets in our condensed consolidated balance sheets, as further described below.

	December 31, 2018
(In thousands)	Amortized Cost	Fair Value		Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$85,532	$84,070	(1)	$46	$1,508
State and municipal obligations	138,022	138,313		2,191	1,900
Corporate bonds and notes	2,288,720	2,229,885		5,053	63,888
RMBS	334,843	332,142	(2)	1,785	4,486
CMBS	546,729	539,915		544	7,358
Other ABS	712,748	704,662		814	8,900
Total securities available for sale	$4,106,594	$4,028,987	(3)	$10,433	$88,040
______________________

(1)	Includes securities with a fair value of $10.7 million serving as collateral for FHLB advances.

(2)	Includes securities with a fair value of $77.7 million serving as collateral for FHLB advances.

(3)
Includes $7.4 million of fixed-maturity securities loaned to third-party Borrowers under securities lending agreements, classified as other assets in our condensed consolidated balance sheets, as further described below.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

Gross Unrealized Losses and Fair Value of Available for Sale Securities
For securities deemed “available for sale” and that are in an unrealized loss position, the following tables show the gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of March 31, 2019 and December 31, 2018 are loaned securities under securities lending agreements that are classified as other assets in our condensed consolidated balance sheets, as further described below.

	March 31, 2019
($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	—	$—	$—	9	$38,177	$528	9	$38,177	$528
State and municipal obligations	1	6,487	27	3	10,983	274	4	17,470	301
Corporate bonds and notes	54	220,831	2,676	148	656,876	11,839	202	877,707	14,515
RMBS	9	60,465	124	24	67,863	2,626	33	128,328	2,750
CMBS	33	138,708	621	19	41,516	838	52	180,224	1,459
Other ABS	71	321,040	2,958	41	179,398	2,030	112	500,438	4,988
Total	168	$747,531	$6,406	244	$994,813	$18,135	412	$1,742,344	$24,541

	December 31, 2018
($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	2	$27,415	$796	8	$23,476	$712	10	$50,891	$1,508
State and municipal obligations	12	41,263	955	16	39,982	945	28	81,245	1,900
Corporate bonds and notes	330	1,208,430	36,284	126	601,533	27,604	456	1,809,963	63,888
RMBS	15	92,315	782	28	77,395	3,704	43	169,710	4,486
CMBS	62	328,696	3,973	33	125,728	3,385	95	454,424	7,358
Other ABS	129	503,109	7,917	26	89,628	983	155	592,737	8,900
Total	550	$2,201,228	$50,707	237	$957,742	$37,333	787	$3,158,970	$88,040

Although we held securities in an unrealized loss position as of March 31, 2019, we did not consider those securities to be other-than-temporarily impaired as of such date. For all investment categories, the unrealized losses of 12 months or greater duration as of March 31, 2019 were generally caused by interest rate or credit spread movements since the purchase date, and as such, we expect to recover the amortized cost basis of these securities. As of March 31, 2019, we did not have the intent to sell any debt securities in an unrealized loss position, and we determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis, which may be at maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at March 31, 2019.
Other-than-temporary Impairment Activity. To the extent we determine that a security is deemed to have had an other-than-temporary impairment, an impairment loss is recognized. We recognized no other-than-temporary impairment losses in earnings during the three months ended March 31, 2019 and $0.8 million of other-than-temporary impairment losses in earnings

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

for the three months ended March 31, 2018. There were no other-than-temporary impairment losses recognized in accumulated other comprehensive income (loss) for those periods.
Trading Securities
The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

(In thousands)	March 31, 2019	December 31, 2018
Trading securities:
State and municipal obligations	$128,339	$168,359
Corporate bonds and notes	203,014	228,151
RMBS	18,257	21,083
CMBS	34,382	51,478
Total	$383,992	$469,071

Securities Lending Agreements
We participate in a securities lending program whereby we loan certain securities in our investment portfolio to Borrowers for short periods of time. See Notes 2 and 6 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for additional information about our securities lending agreements.
Key balances related to our securities lending agreements consisted of the following as of the dates indicated:

(In thousands)	March 31, 2019	December 31, 2018
Loaned securities (1):
U.S. government and agency securities	$—	$9,987
Corporate bonds and notes	6,526	7,818
Equity securities	16,080	10,055
Total loaned securities, at fair value	$22,606	$27,860

Total loaned securities, at amortized cost	$22,537	$28,992
Securities collateral on deposit from Borrowers (2)	17,372	16,815
Reinvested cash collateral, at estimated fair value (3)	6,233	11,699
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

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

Net Gains (Losses) on Investments and Other Financial Instruments
Net gains (losses) on investments and other financial instruments consisted of:

	Three Months Ended March 31,
(In thousands)	2019	2018
Net realized gains (losses):
Fixed-maturities available for sale (1)	$(495)	$(3,120)
Equity securities	(680)	142
Trading securities	(684)	(538)
Other invested assets	87	62
Other gains (losses)	85	12
Net realized gains (losses) on investments	(1,687)	(3,442)
Other-than-temporary impairment losses	—	(844)
Net unrealized gains (losses) on investment securities	19,469	(12,804)
Total net gains (losses) on investments	17,782	(17,090)
Net gains (losses) on other financial instruments	4,131	(1,797)
Net gains (losses) on investments and other financial instruments	$21,913	$(18,887)

______________________
(1)Components of net realized gains (losses) on fixed-maturities available for sale include:

	Three Months Ended March 31,
(In thousands)	2019	2018
Gross investment gains from sales and redemptions	$4,165	$598
Gross investment losses from sales and redemptions	(4,660)	(3,718)

Net Unrealized Gains (Losses) on Investment Securities
For each period indicated, the net change in unrealized gains (losses) on investment securities shown below represents a component of net gains (losses) on investments and other financial instruments. The net changes in unrealized gains (losses) on trading securities and equity securities that were still held at each period end were as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Net changes in unrealized gains (losses):
Trading securities	$8,587	$(11,420)
Equity securities	7,919	(1,806)
Net changes in unrealized gains (losses) on investment securities	$16,506	$(13,226)

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

Contractual Maturities
The contractual maturities of fixed-maturity investments available for sale were as follows:

	March 31, 2019
	Available for Sale
(In thousands)	Amortized Cost	Fair Value
Due in one year or less (1)	$93,413	$93,208
Due after one year through five years (1)	828,387	832,653
Due after five years through 10 years (1)	1,051,235	1,060,529
Due after 10 years (1)	369,044	376,401
RMBS (2)	348,746	350,238
CMBS (2)	512,190	515,604
Other ABS (2)	679,444	675,477
Total (3)	$3,882,459	$3,904,110
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS and Other ABS are shown separately, as they are not due at a single maturity date.

(3)	Includes securities loaned under securities lending agreements with a fair value of $6.5 million.
Other
For the three months ended March 31, 2019, we did not transfer any securities from the available for sale or trading categories.
At March 31, 2019 and December 31, 2018, we had aggregate amounts of $114.6 million and $88.4 million, respectively, of U.S. government and agency securities and RMBS, classified as fixed-maturities available for sale within our investment securities portfolio, serving as collateral for our FHLB advances. See Note 12 for additional information.
Our investments include securities on deposit with various state insurance commissioners of $16.7 million and $17.6 million at March 31, 2019 and December 31, 2018, respectively.
6. Goodwill and Other Acquired Intangible Assets, Net
All of our goodwill and other acquired intangible assets relate to our Services segment. The purchase price allocation for the acquisition of Five Bridges was finalized in the first quarter of 2019. In comparison to the preliminary fair value amounts recorded as of December 31, 2018, the final calculations resulted in: (i) an increase in goodwill of $0.5 million and (ii) decreases in intangible assets of $0.4 million related to technology and $0.1 million related to customer relationships.
The following table shows the changes in the carrying amount of goodwill for the year-to-date periods ended December 31, 2018 and March 31, 2019:

(In thousands)	Goodwill	Accumulated Impairment Losses	Net
Balance at December 31, 2017	$197,391	$(186,469)	$10,922
Goodwill acquired	3,170	—	3,170
Balance at December 31, 2018	200,561	(186,469)	14,092
Goodwill acquired	538	—	538
Balance at March 31, 2019	$201,099	$(186,469)	$14,630

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

The following is a summary of the gross and net carrying amounts and accumulated amortization of our other acquired intangible assets as of the periods indicated:

	March 31, 2019
(In thousands)	Original Amount Acquired	Accumulated Amortization and Impairment		Net Carrying Amount
Client relationships	$83,860	$(49,751)	(1)	$34,109
Technology	16,964	(13,575)	(2)	3,389
Trade name and trademarks	8,340	(4,080)		4,260
Non-competition agreements	185	(179)		6
Licenses	463	(46)		417
Total	$109,812	$(67,631)		$42,181

	December 31, 2018
(In thousands)	Original Amount Acquired	Accumulated Amortization		Net Carrying Amount
Client relationships	$84,000	$(48,227)	(1)	$35,773
Technology	17,362	(13,141)	(2)	4,221
Trade name and trademarks	8,340	(3,864)		4,476
Non-competition agreements	185	(177)		8
Licenses	463	(35)		428
Total	$110,350	$(65,444)		$44,906
______________________

(1)	Includes an impairment charge of $14.9 million in the quarter ended June 30, 2017.

(2)	Includes an impairment charge of $0.9 million in the quarter ended June 30, 2017.
The estimated aggregate amortization expense for the remainder of 2019 and thereafter is as follows (in thousands):

2019	$6,416
2020	7,236
2021	5,822
2022	5,290
2023	4,839
2024 and thereafter	12,578
Total	$42,181

For additional information on our accounting policies for goodwill and other acquired intangible assets, see Notes 2 and 7 of Notes to Consolidated Financial Statements in our 2018 Form 10-K.
7. Reinsurance
In our insurance business, we use reinsurance as part of our risk distribution strategy, including to manage our capital position and risk profile. Premiums are primarily ceded under the Single Premium QSR Program, the QSR Program and the Excess-of-Loss Program.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

The effect of all of our reinsurance programs on our net premiums written and earned is as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Net premiums written—insurance:
Direct	$261,031	$256,599
Assumed (1)	2,445	1,312
Ceded (2)	(10,156)	(19,931)
Net premiums written—insurance	$253,320	$237,980

Net premiums earned—insurance:
Direct	$280,223	$257,431
Assumed (1)	2,450	1,318
Ceded (2)	(19,161)	(16,199)
Net premiums earned—insurance	$263,512	$242,550

______________________

(1)	Includes premiums earned from our participation in certain Front-end and Back-end credit risk transfer programs.

(2)	Net of profit commission.
Single Premium QSR Program
In the first quarter of 2016, Radian Guaranty entered into the 2016 Single Premium QSR Agreement with a panel of third-party reinsurers. As of January 1, 2018, Radian Guaranty is no longer ceding NIW under this arrangement. RIF ceded under the 2016 Single Premium QSR Agreement was $6.1 billion and $6.8 billion as of March 31, 2019 and 2018, respectively.
In October 2017, we entered into the 2018 Single Premium QSR Agreement with a panel of third-party reinsurers. Under the 2018 Single Premium QSR Agreement, we expect to cede 65% of our Single Premium NIW beginning with the business written in January 2018, subject to certain conditions that may affect the amount ceded, including a limitation on ceded premiums written equal to $335 million for policies issued between January 1, 2018 and December 31, 2019. Notwithstanding this limitation, the parties may mutually agree to amend the agreement, including with respect to any limitations on the amounts of insurance that may be ceded. RIF ceded under the 2018 Single Premium QSR Agreement was $2.1 billion and $0.4 billion as of March 31, 2019 and 2018, respectively.
Ceding commissions earned under the Single Premium QSR Program were $5.8 million and $5.3 million for the three months ended March 31, 2019 and 2018, respectively, and ceded losses were $1.5 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively.
QSR Program
In 2012, Radian Guaranty entered into the QSR Program with a third-party reinsurance provider. Radian Guaranty has ceded the maximum amount permitted under the QSR Program and is no longer ceding NIW under this program. RIF ceded under the QSR Program was $0.8 billion and $1.1 billion as of March 31, 2019 and 2018, respectively. Ceding commissions earned under the QSR Program were $2.9 million and $3.5 million for the three months ended March 31, 2019 and 2018, respectively, and ceded losses were $0.2 million for the three months ended March 31, 2019 and 2018.

Excess-of-Loss Program
In November 2018, Radian Guaranty entered into a fully collateralized reinsurance agreement with Eagle Re 2018-1. Eagle Re 2018-1 is a VIE and is not a subsidiary or affiliate of Radian Guaranty. This reinsurance agreement provides for up to $434.0 million of aggregate excess-of-loss reinsurance coverage for the applicable percentage of mortgage insurance losses on new defaults on an existing portfolio of eligible Recurring Premium Policies issued between January 1, 2017 and December 31, 2017, with an initial RIF of $9.1 billion. In addition, Radian Guaranty entered into a separate excess-of-loss reinsurance agreement for up to $21.4 million of coverage, representing a pro rata share of the credit risk alongside the risk assumed by Eagle Re 2018-1 on those Recurring Premium Policies.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

The aggregate excess of loss reinsurance coverage decreases over a ten-year period as the principal balances of the underlying covered mortgages decrease and as claims are paid by Eagle Re 2018-1 or the mortgage insurance is canceled. The outstanding reinsurance coverage amount will begin amortizing after an initial period in which a target level of credit enhancement is obtained and stop amortizing if certain thresholds are reached, such as if the reinsured mortgages were to experience an elevated level of delinquencies or certain credit enhancement tests were not maintained. Radian Guaranty has rights to terminate the reinsurance agreement upon the occurrence of certain events.
Eagle Re 2018-1 financed its coverage by issuing mortgage insurance-linked notes in an aggregate amount of $434.0 million to eligible third-party capital markets investors in an unregistered private offering. Although there is no recourse to Radian Guaranty by the holders of the mortgage insurance-linked notes, reinsurance does not relieve us of our obligations to our policyholders. In the event the VIE is unable to meet its obligations to us, our insurance subsidiaries would be liable to make claims payments to our policyholders. In the event that all of the assets in the reinsurance trust (consisting of U.S. government money market funds, cash or U.S. Treasury securities) have become worthless and the VIE is unable to make its payments to us, our maximum potential loss would be the amount of mortgage insurance claim payments for losses on the insured policies, net of the aggregate reinsurance payments already received, up to the full $434.0 million aggregate excess-of-loss reinsurance coverage amount. In the same scenario, the related embedded derivative of $1.7 million, currently recorded in other assets, would no longer have value.
Eagle Re 2018-1 represents our only VIE as of March 31, 2019. The following table presents the total assets of Eagle Re 2018-1 as well as Radian Guaranty’s maximum exposure to loss associated with Eagle Re 2018-1, as of the dates indicated.

	At March 31, 2019
		Maximum Exposure to Loss
(In thousands)	Total VIE Assets (1)	On - Balance Sheet		Off - Balance Sheet (2)	Total
Eagle Re 2018-1	$434,034	$1,683	(3)	$434,034	435,717
Total	$434,034	$1,683		$434,034	435,717

	At December 31, 2018
		Maximum Exposure to Loss
(In thousands)	Total VIE Assets (1)	On - Balance Sheet		Off - Balance Sheet (2)	Total
Eagle Re 2018-1	$434,034	$1,114	(3)	$434,034	435,148
Total	$434,034	$1,114		$434,034	435,148
______________________

(1)
Assets of Eagle Re 2018-1 are required to be invested in U.S. government money market funds, cash or U.S. Treasury securities. Liabilities of Eagle Re 2018-1 consist of its mortgage insurance-linked notes of $434.0 million, as described above.

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

(3)	Represents the fair value of the related embedded derivative, included in other assets in our condensed consolidated balance sheets.
There were no ceding commissions earned or ceded losses under the Excess-of-Loss Program for the three months ended March 31, 2019.
Activity Subsequent to March 31, 2019
In April 2019, Radian Guaranty entered into a fully collateralized reinsurance agreement with Eagle Re 2019-1. Eagle Re 2019-1 is a VIE and is not a subsidiary or affiliate of Radian Guaranty. This reinsurance agreement provides for up to $562.0 million of aggregate excess-of-loss reinsurance coverage for the mortgage insurance losses on new defaults on an existing portfolio of eligible Recurring Premium Policies issued between January 1, 2018 and December 31, 2018, with an initial RIF of $10.7 billion. Eagle Re 2019-1 financed its coverage by issuing mortgage insurance-linked notes in an aggregate amount of $562.0 million to eligible third-party capital markets investors in an unregistered private offering.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

Collateral
Although we use reinsurance as one of our risk management tools, reinsurance does not relieve us of our obligations to our policyholders. In the event the reinsurers are unable to meet their obligations to us, our insurance subsidiaries would be liable for any defaulted amounts. However, in all of our reinsurance transactions, the reinsurers have established a trust to help secure our potential cash recoveries. In addition, for the Single Premium QSR Program, Radian Guaranty holds amounts received from ceded premiums written to collateralize the reinsurers’ obligations, which is reported in reinsurance funds withheld on our condensed consolidated balance sheets. Any loss recoveries and profit commissions to Radian Guaranty related to the Single Premium QSR Program are expected to be realized from this account.
Other
In our title insurance business, we also use reinsurance as part of our risk distribution strategy. EnTitle Insurance’s reinsurance agreement with a third-party reinsurer provides for coverage of 100% of losses in excess of $1.0 million ultimate net loss on a per claim basis, subject to certain aggregate limits. For the three months ended March 31, 2019 and the year ended December 31, 2018, the effect of this agreement was immaterial to our results of operations. In addition, on March 27, 2018, EnTitle Insurance entered into a loss portfolio transfer reinsurance transaction in which all policies issued by EnTitle Insurance and outstanding at the time, subject to certain limitations, became reinsured by a third party.
See Note 8 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for more information about our reinsurance transactions.
8. Other Assets
The following table shows the components of other assets as of the dates indicated:

(In thousands)	March 31, 2019	December 31, 2018
Company-owned life insurance	$85,729	$83,377
Right-of-use assets (1)	47,150	—
Internal-use software (2)	46,611	51,367
Property and equipment (3)	39,530	37,090
Accrued investment income	33,275	34,878
Unbilled receivables	22,967	19,917
Loaned securities (Note 5)	22,606	27,860
Deferred policy acquisition costs	17,594	17,311
Reinsurance recoverables	15,401	14,402
Current federal income tax receivable (4)	—	44,506
Other	42,815	36,992
Total other assets	$373,678	$367,700
______________________

(1)
Represents right-of-use assets recognized as a result of our adoption, as of January 1, 2019, of the new accounting and disclosure requirements for leases of property, plant and equipment. See Note 1 for additional information. Right-of-use assets are shown less accumulated amortization of $2.3 million at March 31, 2019.

(2)
Internal-use software, at cost, has been reduced by accumulated amortization of $63.7 million and $60.3 million at March 31, 2019 and December 31, 2018, respectively, as well as $3.8 million of impairment charges in the three months ended March 31, 2019, and $5.1 million of impairment charges in 2018. Amortization expense was $3.1 million and $2.8 million for the three-month periods ended March 31, 2019 and 2018, respectively.

(3)
Property and equipment at cost, less accumulated depreciation of $64.5 million and $62.9 million at March 31, 2019 and December 31, 2018, respectively. Depreciation expense was $2.1 million and $1.9 million for the three-month periods ended March 31, 2019 and 2018, respectively.

(4)
During the three months ended March 31, 2019, current federal income tax receivable was reduced by our receipt of the remaining $57.2 million refund from amounts on deposit with the IRS related to the settlement of the IRS Matter.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

9. Income Taxes
As of March 31, 2019, we have $2.1 million of federal NOL carryforwards. These NOL carryforwards relate to our March 2018 acquisition of EnTitle Direct and are subject to limitation under IRC Section 382. To the extent not utilized, the NOL carryforwards will expire by tax year 2038.
Certain entities within our consolidated group have generated deferred tax assets of approximately $67.7 million, relating primarily to state and local NOL carryforwards, which, if unutilized, will expire during various future tax periods. We are required to establish a valuation allowance against our deferred tax assets when it is more likely than not that all or some portion of our deferred tax assets will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our deferred tax assets will be realized in future periods. We have determined that certain non-insurance entities within Radian may continue to generate taxable losses on a separate company basis in the near term and may not be able to fully utilize certain of their state and local NOLs on their state and local tax returns. Therefore, with respect to deferred tax assets relating to these state and local NOLs and other state timing adjustments, we retained a valuation allowance of $64.4 million at March 31, 2019.
In July 2018, we finalized a settlement with the IRS related to adjustments we had been contesting that resulted from the examination of our 2000 through 2007 consolidated federal income tax returns. The IRS was opposing the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests and proposed denying the associated tax benefits of these items. During 2018, under the terms of the settlement, Radian utilized its qualified deposits with the U.S. Treasury to settle its $31.0 million obligation to the IRS, and during the first quarter of 2019, the IRS refunded to Radian the remaining $57.2 million that was previously on deposit. See Note 8 for additional information about this refund.
As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under IRC Section 832(e) for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the U.S. Treasury in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. As of March 31, 2019, we held no T&L Bonds. However, we do anticipate purchasing T&L Bonds on a routine basis during the coming quarters.
For additional information on our income taxes, including our accounting policies, see Notes 2 and 10 of Notes to Consolidated Financial Statements in our 2018 Form 10-K.
10. Losses and Loss Adjustment Expense
Our reserve for losses and LAE, at the end of each period indicated, consisted of:

(In thousands)	March 31, 2019	December 31, 2018
Mortgage insurance loss reserves	$385,361	$397,891
Services loss reserves (1)	3,423	3,470
Total reserve for losses and LAE	$388,784	$401,361
______________________

(1)
A majority of this amount is subject to reinsurance, with the related reinsurance recoverables reported in other assets in our condensed consolidated balance sheet, and relates to EnTitle Insurance. See Note 7 for information about our use of reinsurance in our title insurance business.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

The following table shows our mortgage insurance reserve for losses and LAE by category at the end of each period indicated:

(In thousands)	March 31, 2019	December 31, 2018
Reserve for losses by category (1):
Prime	$240,489	$242,135
Alt-A and A minus and below	111,955	119,553
IBNR and other	13,008	13,864
LAE	8,994	10,271
Total primary reserves	374,446	385,823
Total pool reserves	10,621	11,640
Total First-lien reserves	385,067	397,463
Other (2)	294	428
Total reserve for losses	$385,361	$397,891
______________________

(1)
Includes ceded losses on reinsurance transactions, which are expected to be recovered and are included in the reinsurance recoverables reported in other assets in our condensed consolidated balance sheets. See Note 8.

(2)	Does not include our second-lien premium deficiency reserve that is included in other liabilities.
The following table presents information relating to our mortgage insurance reserve for losses, including our IBNR reserve and LAE, but excluding our second-lien mortgage loan premium deficiency reserve, for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2019	2018
Balance at beginning of period	$397,891	$507,588
Less: Reinsurance recoverables (1)	11,009	8,350
Balance at beginning of period, net of reinsurance recoverables	386,882	499,238
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	38,922	36,516
Prior years	(18,173)	391
Total incurred	20,749	36,907
Deduct: Paid claims and LAE related to:
Current year (2)	295	226
Prior years	34,294	59,700
Total paid	34,589	59,926
Balance at end of period, net of reinsurance recoverables	373,042	476,219
Add: Reinsurance recoverables (1)	12,319	8,973
Balance at end of period	$385,361	$485,192
______________________

(1)	Related to ceded losses recoverable, if any, on reinsurance transactions. See Note 7 for additional information.

(2)
Related to underlying defaulted loans with a most recent default notice dated in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

Reserve Activity
First Quarter 2019 Activity
Our mortgage insurance loss reserves at March 31, 2019 declined as compared to December 31, 2018, primarily as a result of the amount of paid claims and the favorable reserve development on prior year defaults exceeding losses incurred related to new default notices reported in the current year. Reserves established for new default notices were the primary driver of our total incurred losses for the three months ended March 31, 2019, and they were primarily impacted by the number of new primary default notices received in the period and our related gross Default to Claim Rate assumption applied to those new defaults, which was 8.0% as of March 31, 2019. This assumed rate reflects seasonal patterns as well as a continuation of improvement in cure rates. Historically, new defaults reported in the first quarter have cured at higher rates than subsequent quarters, and we considered this pattern in developing the estimate for the quarter. The provision for losses during the first three months of 2019 was positively impacted by favorable reserve development on prior year defaults, which was primarily driven by a reduction during the period in certain Default to Claim Rate assumptions for these prior year defaults compared to the assumptions used at December 31, 2018. The reductions in Default to Claim Rate assumptions resulted from observed trends, primarily higher Cures than were previously estimated.
Total claims paid decreased for the three months ended March 31, 2019, compared to the same period in 2018. The decrease in claims paid is consistent with the ongoing decline in the outstanding default inventory.
First Quarter 2018 Activity
Our loss reserves at March 31, 2018 declined as compared to December 31, 2017, primarily as a result of the amount of paid claims continuing to outpace losses incurred related to new default notices reported in the current year. Reserves established for new default notices were the primary driver of our total incurred loss for the three months ended March 31, 2018, and they were primarily impacted by the number of new primary default notices received in the period and our related gross Default to Claim Rate assumption applied to those new defaults, which, except as discussed below for FEMA Designated Areas associated with Hurricanes Harvey and Irma, was 9.5% as of March 31, 2018. This assumed rate reflects seasonal patterns as well as a continuation of a general improvement in cure rates. The net effect of changes in reserve estimates for defaults reported in prior years was not material for the three months ended March 31, 2018.
We had assigned a 3% Default to Claim Rate assumption to the new primary defaults from FEMA Designated Areas associated with Hurricanes Harvey and Irma that were reported subsequent to those two natural disasters and through February 2018. While we observed an increase in new primary defaults from FEMA Designated Areas associated with Hurricanes Harvey and Irma, most of them cured by the end of 2018, as expected, and at higher cure rates than the rates of our general population of defaults. These incremental defaults did not have a material impact on our provision for losses as of March 31, 2018.
Mortgage Insurance Reserve Assumptions
Default to Claim Rate
Our aggregate weighted-average net Default to Claim Rate assumption (net of Claim Denials and Rescissions) used in estimating our primary reserve for losses was 33% at both March 31, 2019 and December 31, 2018. As of March 31, 2019 our gross Default to Claim Rate assumptions on our primary portfolio ranged from 8.0% for new defaults, up to 68% for defaults not in foreclosure stage, and 72% for Foreclosure Stage Defaults. Our Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans grouped according to the period in which the default occurred, as measured by the progress toward foreclosure sale and the number of months in default. Our estimate of expected Rescissions and Claim Denials (net of expected Reinstatements) embedded in our estimated Default to Claim Rate is generally based on our recent experience. Consideration is also given to any differences in characteristics between those rescinded policies and denied claims and the loans remaining in our defaulted inventory.
Loss Mitigation
As our insurance written in years prior to and including 2008 has become a smaller percentage of our overall insured portfolio, a reduced amount of Loss Mitigation Activity has occurred with respect to the claims we receive, and we expect this general trend to continue. As a result, our future Loss Mitigation Activity is not expected to mitigate our paid losses significantly. Our estimate, with respect to future Rescissions, Claim Denials and Claim Curtailments, inclusive of claim withdrawals, reduced our loss reserve as of March 31, 2019 and December 31, 2018 by $32 million.
Our reported Rescission, Claim Denial and Claim Curtailment activity in any given period is subject to challenge by our lender and servicer customers. We expect that a portion of previous Rescissions will be reinstated and previous Claim Denials

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

will be resubmitted with the required documentation and ultimately paid; therefore, we have incorporated this expectation into our IBNR reserve estimate. Our IBNR reserve estimate of $10.4 million and $11.3 million at March 31, 2019 and December 31, 2018, respectively, includes reserves for this activity.
11. Senior Notes
The carrying value of our senior notes at March 31, 2019 and December 31, 2018 was as follows:

(In thousands)		March 31, 2019	December 31, 2018
5.500%	Senior Notes due 2019	$158,502	$158,324
5.250%	Senior Notes due 2020	232,961	232,729
7.000%	Senior Notes due 2021	196,056	195,867
4.500%	Senior Notes due 2024	443,678	443,428
	Total Senior Notes	$1,031,197	$1,030,348

12. Other Liabilities
The following table shows the components of other liabilities as of the dates indicated:

(In thousands)	March 31, 2019	December 31, 2018
FHLB advances	$108,532	$82,532
Deferred ceding commission	88,110	91,400
Lease liability	70,927	—
Payable for securities (1)	35,981	7,949
Current federal income taxes	25,245	—
Accrued compensation	19,112	61,452
Amount payable on the return of cash collateral under securities lending agreements (2)	6,233	11,699
Other	65,330	78,627
Total other liabilities	$419,470	$333,659

______________________

(1)	Represents the payable for purchases of securities that have not yet settled as of the balance sheet date.

(2)
Amounts payable on the return of cash collateral under securities lending agreements are classified as other liabilities in our condensed consolidated balance sheets. See Note 5 for additional information.

FHLB Advances
As of March 31, 2019, Radian Guaranty and Radian Reinsurance had $108.5 million of fixed-rate advances outstanding with a weighted average interest rate of 2.77%. Interest on the FHLB advances is payable quarterly, or at maturity if the term of the advance is less than 90 days. As of March 31, 2019, $86.5 million of the FHLB advances mature in 2019, $3.0 million mature in 2020, $8.0 million mature in 2021, $9.0 million mature in 2023, and $2.0 million mature in 2024 and thereafter. Principal is due at maturity. For obligations with maturities greater than or equal to 90 days, we may prepay the debt at any time, subject to a prepayment fee calculation. See Note 13 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for additional information about our FHLB advances.
Lease Liability
Our lease liability represents the present value of future lease payments over the lease term. Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate, on a collateralized basis, to discount the lease payments based on information available at lease commencement. Our leases expire periodically through August 2032, and contain provisions for scheduled periodic rent increases. We estimate the incremental borrowing rate based on the yields of several Radian Group corporate bonds, as adjusted to reflect a collateralized borrowing rate, which mature periodically through 2024. While the majority of our lease population expires within one year of one of the corporate bonds,

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

our more significant leases expire more than one year beyond 2024. For those leases, we adjust the corporate bond rate for both U.S. Treasury rate yields and a corporate spread adjustment determined from recent market data, resulting in discount rates ranging from 4.22% to 7.08%.
The following tables provide additional information related to our leases, including: (i) the components of our total lease cost; (ii) the cash flows arising from our lease transactions; (iii) supplemental balance sheet information; (iv) the weighted-average remaining lease term; (v) the weighted-average discount rate used for our leases; and (vi) the remaining maturities of our lease liabilities, as of and for the periods indicated:

($ in thousands)	Three Months Ended March 31, 2019
Lease cost
Operating lease cost	$2,319
Short-term lease cost	23
Total lease cost	$2,342

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2,637)

($ in thousands)	March 31, 2019
Operating leases:
Operating lease right-of-use assets (1)	$47,150
Operating lease liabilities (2)	70,927

Weighted-average remaining lease term - operating leases (in years)	10.4 years

Weighted-average discount rate - operating leases	6.75%

Remaining maturities of lease liabilities for the remainder of 2019 and thereafter is as follows:
2019	$7,873
2020	10,428
2021	9,964
2022	10,136
2023	10,275
2024 and thereafter	56,542
Total lease payments	105,218
Less: Imputed interest	(34,291)
Present value of lease liabilities (2)	$70,927
______________________

(1)	Classified in other assets in our condensed consolidated balance sheets. See Note 8.

(2)	Classified in other liabilities in our condensed consolidated balance sheets.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

Pursuant to the previous lease accounting standard, rent expense for the three months ended March 31, 2018 was $1.2 million. Our commitment for non-cancelable leases in future years as of December 31, 2018 was as follows (in thousands):

2019	$11,310
2020	10,847
2021	10,165
2022	10,100
2023	10,251
2024 and thereafter	56,317
Total	$108,990

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
Subject to certain limitations, borrowings under the credit facility may be used for working capital and general corporate purposes, including capital contributions to Radian Group’s insurance and reinsurance subsidiaries as well as growth initiatives. The credit facility contains customary representations, warranties, covenants, terms and conditions. Our ability to borrow under the credit facility is conditioned on the satisfaction of certain financial and other covenants, including covenants related to minimum net worth and statutory surplus, a maximum debt-to-capitalization level, limits on certain types of indebtedness and liens, minimum liquidity levels and Radian Guaranty’s eligibility as a private mortgage insurer with the GSEs. See Note 13 of Notes to Consolidated Financial Statements in our 2018 Form 10-K. At March 31, 2019, Radian Group was in compliance with all the covenants and there were no amounts outstanding under this revolving credit facility.
13. Commitments and Contingencies
We are routinely involved in a number of legal actions and proceedings, including litigation and other disputes arising in the ordinary course of our business. The legal and regulatory matters discussed below and in our 2018 Form 10-K could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. Management believes, based on current knowledge and after consultation with counsel, that the outcome of such actions will not have a material adverse effect on our consolidated financial condition. However, the outcome of litigation and other legal and regulatory matters and proceedings is inherently uncertain, and it is possible that one or more of the matters currently pending or threatened could have an unanticipated adverse effect on our liquidity, financial condition or results of operations for any particular period.
On December 22, 2016, Ocwen Loan Servicing, LLC and Homeward Residential, Inc. (collectively, “Ocwen”) filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against Radian Guaranty alleging breach of contract and bad faith claims and seeking monetary damages and declaratory relief. Ocwen has also initiated similar legal proceedings against several other mortgage insurers. On December 17, 2016, Ocwen separately filed a parallel arbitration petition against Radian Guaranty before the American Arbitration Association (“AAA”) asserting substantially the same allegations (the “Arbitration”). Ocwen’s filings together listed 9,420 mortgage insurance certificates issued under multiple insurance policies, including Pool Insurance policies, as subject to the dispute. On June 5, 2017, Ocwen filed an amended complaint and an amended petition (collectively, the “Amended Filings”) with both the court and the AAA, respectively, together listing 8,870 certificates as subject to the dispute. On April 11, 2018, the parties entered into a confidential agreement with respect to all certificates subject to the dispute. The confidential agreement resolved certain categories of claims involved in the dispute and, on April 12, 2018, the parties filed a stipulation of voluntary dismissal of the federal court proceeding and the trial judge issued an Order dismissing all claims and counterclaims subject to the parties’ agreement. Radian Guaranty was not required to make any payment in connection with this confidential agreement. Pursuant to the confidential agreement, the

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

parties: (1) dismissed the federal court proceeding; (2) narrowed the scope of the dispute to Ocwen’s breach of contract claims seeking payment of insurance benefits on approximately 2,500 certificates that Ocwen was previously pursuing through the Amended Filings; and (3) agreed to resolve the remaining dispute through the Arbitration. Radian Guaranty believes that Ocwen’s allegations and claims in the legal proceedings described above are without merit and legally deficient, and plans to defend these claims vigorously. We are not able to estimate a reasonably possible loss, if any, or range of loss in this matter because of the current stage of the Arbitration.
On August 31, 2018, Nationstar Mortgage LLC d/b/a Mr. Cooper (“Nationstar”) filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against Radian Guaranty (the “Complaint”) alleging breach of contract, bad faith, unjust enrichment and conversion claims and seeking monetary damages and declaratory relief. The Complaint lists 3,014 mortgage insurance certificates issued under multiple insurance policies as subject to disputes involving insurance coverage decisions. The Complaint further lists 2,231 mortgage insurance certificates issued under multiple insurance policies as subject to disputes involving premium refund requests. Radian Guaranty believes that Nationstar’s allegations and claims in the legal proceedings described above are without merit and legally deficient, and plans to defend these claims vigorously. In December 2018, Radian Guaranty filed a motion to dismiss the Complaint. In March 2019, the trial judge issued an Order granting in part, and denying in part, our motion to dismiss, and dismissed Nationstar’s unjust enrichment and conversion claims. In May 2019, Radian Guaranty filed an answer, with affirmative defenses and counterclaims, in response to the Complaint. We are not able to estimate a reasonably possible loss, if any, or range of loss in this matter because of the preliminary stage of the litigation.
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
See Note 14 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for further information regarding our commitments and contingencies and our accounting policies for contingencies.
14. Capital Stock
Share Repurchase Program
On August 16, 2018, Radian Group’s board of directors approved a share repurchase program that authorized the Company to repurchase up to $100 million of its common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. On March 20, 2019, Radian Group’s board of directors approved a $150 million increase in authorization for this program, bringing the total authorization to repurchase shares up to $250 million, excluding commissions. Radian operates this program pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which permits the company to purchase shares, at pre-determined price targets, when it may otherwise be precluded from doing so. During the three months ended March 31, 2019, the Company purchased 1,546,674 shares at an average price of $20.54 per share, including commissions. As of March 31, 2019, purchase authority of up to $218.2 million remained available under this program, which expires on July 31, 2020.
Subsequent to March 31, 2019, the Company purchased 4,131,329 shares of its common stock under its share repurchase program at an average price of $21.94 per share, including commissions. As of May 6, 2019, purchase authority of up to a maximum of $127.7 million remained available under this program.
Other Purchases
We may purchase shares on the open market to settle stock options exercised by employees and purchases under our Employee Stock Purchase Plan. In addition, upon the vesting of certain restricted stock awards under our equity compensation plans, we may withhold from such vested awards shares of our common stock to satisfy the tax liability of the award recipients.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

Dividends Paid
In each of the quarters during 2019 and 2018, we declared quarterly cash dividends on our common stock equal to $0.0025 per share.
15. Accumulated Other Comprehensive Income (Loss)
The following table shows the rollforward of accumulated other comprehensive income (loss) as of the periods indicated:

	Three Months Ended March 31, 2019
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(77,114)	$(16,194)	$(60,920)
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	98,763	20,740	78,023
Less: Reclassification adjustment for net gains (losses) included in net income (1)	(495)	(104)	(391)
Net unrealized gains (losses) on investments	99,258	20,844	78,414
Other comprehensive income (loss)	99,258	20,844	78,414
Balance at end of period	$22,144	$4,650	$17,494

	Three Months Ended March 31, 2018
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$32,669	$9,584	$23,085
Cumulative effect of adopting the accounting standard update for financial instruments	284	60	224
Cumulative effect of adopting the accounting standard update for the reclassification of certain tax effects	—	(2,724)	2,724
Balance adjusted for cumulative effect of adopting accounting standard updates	32,953	6,920	26,033
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(76,763)	(16,120)	(60,643)
Less: Reclassification adjustment for net gains (losses) included in net income (1)	(3,964)	(832)	(3,132)
Net unrealized gains (losses) on investments	(72,799)	(15,288)	(57,511)
Unrealized foreign currency translation adjustments	4	1	3
Other comprehensive income (loss)	(72,795)	(15,287)	(57,508)
Balance at end of period	$(39,842)	$(8,367)	$(31,475)

______________________

(1)	Included in net gains (losses) on investments and other financial instruments on our condensed consolidated statements of operations.
16. Statutory Information
We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. Required SAPP are established by a variety of NAIC publications, as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of March 31, 2019, we did not have any prescribed or permitted statutory accounting practices for our mortgage insurance subsidiaries that resulted in reported statutory surplus or risk-based capital being different from what would have been reported had NAIC statutory accounting practices been followed.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

State insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations, as described below. Our failure to maintain adequate levels of capital could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition. As of March 31, 2019, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $3.9 billion of our consolidated net assets.
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
Radian Guaranty was in compliance with the Statutory RBC Requirements or MPP Requirements, as applicable, in each of the RBC States as of March 31, 2019. The NAIC is in the process of developing a new Model Act for mortgage insurers, which is expected to include, among other items, new capital adequacy requirements for mortgage insurers. In May 2016, a working group of state regulators released an exposure draft of this Model Act. The process for developing this framework is ongoing. While the outcome and timing of this process are uncertain, the new Model Act, if and when finalized by the NAIC, has the potential to increase capital requirements in those states that adopt the Model Act. However, we continue to believe the changes to the Model Act will not result in financial requirements that require greater capital than the level currently required under the PMIERs financial requirements. See Note 1 herein and Note 1 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for information regarding the PMIERs, which set requirements for private mortgage insurers to remain approved insurers of loans purchased by the GSEs.
Radian Guaranty’s Risk-to-capital calculation appears in the table below. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves.

	March 31, 2019	December 31, 2018
($ in millions)
RIF, net (1)	$41,283.5	$40,711.3

Common stock and paid-in capital	$1,416.0	$1,416.0
Surplus Note	100.0	100.0
Unassigned earnings (deficit)	(651.1)	(701.9)
Statutory policyholders’ surplus	864.9	814.1
Contingency reserve	2,224.5	2,109.9
Statutory capital	$3,089.4	$2,924.0

Risk-to-capital	13.4:1	13.9:1
______________________

(1)	Excludes risk ceded through all reinsurance programs (including with affiliates) and RIF on defaulted loans.
Radian Guaranty’s statutory capital increased by $165.4 million in the first three months of 2019, primarily due to Radian Guaranty’s statutory net income of $165.1 million during this period. The net decrease in Radian Guaranty’s Risk-to-capital in the first three months of 2019 was primarily due to the increase in overall statutory capital, partially offset by an increase in RIF.
The Risk-to-capital ratio for our combined mortgage insurance operations was 12.4 to 1 as of March 31, 2019, compared to 12.8 to 1 as of December 31, 2018.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

In April 2019, the Pennsylvania Insurance Department approved a $375 million distribution of capital from Radian Guaranty to Radian Group, which was paid on April 30, 2019 in the form of cash and marketable securities. This transfer was approved by the Pennsylvania Insurance Department as an Extraordinary Distribution and will result in a $375 million decrease in Radian Guaranty’s statutory policyholders’ surplus.
EnTitle Insurance
EnTitle Insurance’s statutory policyholders’ surplus and statutory net loss were $26.1 million and $0.4 million, respectively, as of and for the three months ended March 31, 2019.
Through EnTitle Insurance, we maintain escrow deposits as a service to our customers. Amounts held in escrow and excluded from assets and liabilities in our condensed consolidated balance sheets totaled $2.4 million and $4.7 million as of March 31, 2019 and December 31, 2018, respectively. These amounts were held at third-party financial institutions and not considered assets of the Company. Should one or more of the financial institutions at which escrow deposits are maintained fail, there is no guarantee that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise. In the event of any such failure, we could be held liable for the disposition of these funds owned by third parties.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report, and our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Form 10-K, for a more complete understanding of our financial position and results of operations. Certain terms and acronyms used throughout this report are defined in the Glossary of Abbreviations and Acronyms included as part of this report. In addition, investors should review the “Cautionary Note Regarding Forward-Looking Statements—Safe Harbor Provisions” above and “Item 1A. Risk Factors” in our 2018 Form 10-K for a discussion of those risks and uncertainties that have the potential to adversely affect our business, financial condition, results of operations, cash flows or prospects. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.
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
Operating Environment
As a seller of mortgage credit protection and mortgage and credit risk management solutions, as well as a provider of mortgage, real estate and title services, our results are subject to macroeconomic conditions and other events that impact the housing finance and real estate markets, including seasonal fluctuations that specifically impact the mortgage origination environment, the credit performance of our underlying insured assets and our future business opportunities.
Recently, mortgage originations for home purchases have increased and become a larger proportion of total mortgage originations, as refinancing activity has declined due to rising interest rates. This is a positive trend for our business because mortgage insurance penetration in the insurable mortgage market is generally three to five times higher for purchase originations than for refinancings. Additionally, mortgage insurance penetration rates on purchase transactions have gradually increased over the past few years. The decline in refinance originations partially offset by a slight increase in home purchase transactions resulted in a mortgage insurance market in the first three months of 2019 comparable to the same period of 2018.
Mortgage Market Credit Characteristics. Loans originated for the private mortgage insurance market since 2008 consist primarily of high credit quality loans with significantly better credit performance than the loans originated during 2008 and prior periods. Significant contributors to the improved loan quality include the greater risk discipline of loan originators and the

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

private mortgage insurance providers, the Qualified Mortgage (QM) loan requirements under the Dodd Frank Act (including the safe harbor for loans meeting GSE underwriting and product guidelines) and the loan-level criteria of the PMIERs financial requirements.
Competitive Environment. In our mortgage insurance business, our primary competitors include other private mortgage insurers and governmental agencies, principally the FHA and the VA. We currently compete with other private mortgage insurers on the basis of price, underwriting guidelines, overall service, customer relationships, perceived financial strength (including based on comparative credit ratings) and reputation, as well as the breadth and quality of the services offered through our Services business that complement our mortgage insurance products. We compete with the FHA and VA primarily on the basis of loan limits, pricing, credit guidelines, terms of our insurance policies and loss mitigation practices.
Pricing is highly competitive in the mortgage insurance industry, with industry participants competing for market share and customer relationships. We continually evaluate our pricing based on many factors, and our pricing strategies are designed to grow the long-term economic value of our mortgage insurance portfolio and to align with our overall strategic objectives.
The mortgage insurance industry is migrating away from a predominantly rate-card-based pricing model to one where a variety of pricing methodologies and pricing levels are being deployed with differing degrees of risk-based granularity. This shift has led to an increase in the frequency of pricing changes. Although the current pricing frameworks continue to leverage the same general risk attributes as mortgage insurance pricing historically, they incorporate more granular risk-based pricing factors.
We currently employ proprietary risk and customer analytics, as well as a digital pricing delivery platform, to deliver loan level pricing electronically to our customers. In January 2019, we broadly introduced our “black box” pricing framework, RADAR Rates, as our newest pricing option that is powered by Radian’s proprietary RADAR risk model and analyzes credit risk inputs to customize a rate quote to a borrower’s individual risk profile, loan attributes and property characteristics. Our customized pricing is tailored to the specific business needs of our customers and their risk profiles. This framework represents a continuation of our strategy to consistently apply an approach to pricing that provides a full spectrum of pricing options that are customer-centric, flexible and customizable based on a lender’s loan origination process, as well as balanced with our own objectives for managing the risk and return profile of our mortgage insurance portfolio. We expect that RADAR Rates, which leverages our proprietary risk model, will enhance our ability to continue to build a high quality mortgage insurance portfolio. Our customers are increasingly utilizing RADAR Rates; for the month of March 2019, RADAR Rates was utilized for more than half of Radian’s NIW and currently a majority of our NIW is being priced through RADAR Rates.
PMIERs. In order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. The GSEs have significant discretion under the PMIERs and may amend the PMIERs at any time. On September 27, 2018, the GSEs issued revisions to the PMIERs, or PMIERs 2.0, which became effective on March 31, 2019. Radian Guaranty currently is an approved mortgage insurer under the PMIERs and is in compliance with the current PMIERs financial requirements.
Services. The macroeconomic conditions, seasonality and other events that impact the housing, mortgage finance and related real estate markets also affect the demand for our mortgage, real estate and title services offered through our Services business segment. As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting our Results—Services” in our 2018 Form 10-K, revenues for our Services segment are subject to fluctuations from period to period, in part due to the combination of the transactional nature of our business and the overall activity in the housing and mortgage finance markets as well as seasonality of these markets. See also in our 2018 Form 10-K Note 1 of Notes to Consolidated Financial Statements, “Item 1. Business—Services—Services Business Overview” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Other 2018 Developments,” for additional information regarding the Services segment.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Business Strategy
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

Our growth strategy includes leveraging our core expertise in mortgage credit risk management and expanding our presence in the mortgage finance industry, including by participating in certain Front-end and Back-end credit risk transfer programs developed by the GSEs. Our total RIF under the Front-end and Back-end credit risk transfer programs was $243.8 million at March 31, 2019 and $196.8 million at December 31, 2018. We expect to continue to participate in these and other similar programs in the future, subject to availability and our evaluation of risk-adjusted returns.
We have been focused on repositioning our Services business by implementing our restructuring plan, using the mortgage, real estate and title services we offer to complement our Mortgage Insurance business and investing in new products and services to innovate and provide integrated solutions for our clients. Our strategy is designed to satisfy demand in the market, grow our fee-based revenues, strengthen our existing customer relationships, attract new customers and differentiate us from other mortgage insurance companies.
Other 2019 Developments
Capital and Liquidity Actions. On March 20, 2019, Radian Group’s board of directors approved a $150 million increase in authorization for the Company’s existing share repurchase plan, bringing the total authorization to repurchase shares up to $250 million, excluding commissions. During the three months ended March 31, 2019, the Company purchased 1,546,674 shares at an average price of $20.54 per share, including commissions. At March 31, 2019, purchase authority of up to $218.2 million remained available under this program, which expires on July 31, 2020. Subsequent to March 31, 2019, we purchased 4,131,329 shares of its common stock under this program at an average price of $21.94 per share, including commissions. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase program.
In April 2019, the Pennsylvania Insurance Department approved a $375 million distribution of capital from Radian Guaranty to Radian Group, which was paid on April 30, 2019 in the form of cash and marketable securities. See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of this distribution of capital.
Reinsurance. Radian’s reinsurance programs represent a component of our long-term risk distribution strategy. From time to time, we enter into reinsurance transactions as part of our strategy to optimize the amounts and types of capital and risk distribution deployed against insured risk, including by accessing both the capital and the reinsurance markets to distribute risk. We expect our risk distribution strategy to: (i) support our overall capital plans; (ii) lower our cost of capital; and (iii) reduce portfolio risk and financial volatility through economic cycles.
As part of our risk distribution strategy, in April 2019, Radian Guaranty entered into a fully collateralized reinsurance agreement with Eagle Re 2019-1. Eagle Re 2019-1 is a VIE and is not a subsidiary or affiliate of Radian Guaranty. This

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

reinsurance agreement provides for up to $562.0 million of aggregate excess-of-loss reinsurance coverage for mortgage insurance losses in connection with new defaults on an existing portfolio of eligible Recurring Premium Policies issued between January 1, 2018 and December 31, 2018, with an initial RIF of $10.7 billion. Eagle Re 2019-1 financed its coverage by issuing mortgage insurance-linked notes in an aggregate amount of $562.0 million to eligible third-party capital markets investors in an unregistered private offering. This reinsurance agreement will reduce net RIF by a total of $562.0 million, and is expected to reduce the capital required to be held at Radian Guaranty by reducing the PMIERs Minimum Required Assets by the same amount. For additional information about our reinsurance arrangements see Note 7 in Notes to Unaudited Condensed Consolidated Financial Statements and “Results of Operations—Mortgage Insurance—NIW, IIF, RIF—Net Premiums Written and Earned.” See “Liquidity and Capital Resources—Radian Group—Short-Term Liquidity Needs—Capital Support for Subsidiaries” for additional information on the PMIERs.
Key Factors Affecting Our Results
The key factors affecting our results are discussed in our 2018 Form 10-K. There have been no material changes to these key factors.
Results of Operations—Consolidated
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three-month periods ended March 31, 2019 and March 31, 2018 primarily reflect the financial results and performance of our two business segments—Mortgage Insurance and Services. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the basis of our segment reporting, including the related allocations. See “Results of Operations—Mortgage Insurance” and “Results of Operations—Services” for the operating results of these business segments for the three months ended March 31, 2019, compared to the same periods in 2018.
In addition to the results of our operating segments, pretax income (loss) is also affected by those factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results” in our 2018 Form 10-K.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

The following table highlights selected information related to our consolidated results of operations for the three months ended March 31, 2019 and 2018:

			Change
	Three Months Ended March 31,		Favorable (Unfavorable)
(In millions, except per-share amounts)	2019	2018	2019 vs. 2018
Pretax income	$216.1	$142.4	$73.7
Net income	171.0	114.5	56.5
Diluted net income per share	0.78	0.52	0.26
Book value per share at March 31	17.49	14.16	3.33

Net premiums earned—insurance (1)	263.5	242.6	20.9
Services revenue (2)	32.8	33.2	(0.4)
Net investment income (1)	43.8	34.0	9.8
Net gains (losses) on investments and other financial instruments	21.9	(18.9)	40.8
Provision for losses (1)	20.8	37.3	16.5
Cost of services (2)	24.2	23.1	(1.1)
Other operating expenses	78.8	63.2	(15.6)
Income tax provision	45.2	28.0	(17.2)
Adjusted pretax operating income (3)	202.1	164.1	38.0
Adjusted diluted net operating income per share (3)	0.73	0.59	0.14

Return on equity	19.0%	15.1%	3.9%
Adjusted net operating return on equity (3)	17.7%	17.1%	0.6%
______________________

(1)	Relates primarily to the Mortgage Insurance segment. See “Results of Operations—Mortgage Insurance” for more information.

(2)	Relates to our Services segment. See “Results of Operations—Services” for more information.

(3)	See “—Use of Non-GAAP Financial Measures” below.
Net Income. Our net income increased for the three months ended March 31, 2019, compared to the same period in 2018, primarily reflecting: (i) an increase in net gains on investments and other financial instruments; (ii) an increase in net premiums earned; (iii) a decrease in provision for losses; and (iv) an increase in net investment income. Partially offsetting these items is an increase in other operating expenses. See “Results of Operations—Mortgage Insurance” and “Results of Operations—Services” for more information on our segment results.
Diluted Net Income Per Share. The increase in diluted net income per share for the three months ended March 31, 2019, compared to the same period in 2018, is primarily due to the increase in net income, as discussed above.
Book Value Per Share. The increase in book value per share from $16.34 at December 31, 2018, to $17.49 at March 31, 2019, is primarily due to (i) our first quarter 2019 net income and (ii) an increase of $0.37 per share due to net unrealized gains in our available for sale securities, recorded in accumulated other comprehensive income.
Return on equity. The increase in return on equity is primarily due to the increase in net income partially offset by the increase in stockholders’ equity.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Net Gains (Losses) on Investments and Other Financial Instruments. The increase in net gains on investments and other financial instruments for the three months ended March 31, 2019, as compared to the same period in 2018, is primarily due to the increase in unrealized gains in our trading portfolio related to changes in fair value resulting from lower interest rates. The components of the net gains (losses) on investments and other financial instruments for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2019	2018
Net unrealized gains (losses) related to change in fair value of trading securities and other investments	$19.5	$(12.8)
Net realized gains (losses) on investments	(1.7)	(3.4)
Other-than-temporary impairment losses	—	(0.9)
Net gains (losses) on other financial instruments	4.1	(1.8)
Net gains (losses) on investments and other financial instruments	$21.9	$(18.9)

Other Operating Expenses. Other operating expenses for the three months ended March 31, 2019, increased as compared to the same period in 2018, primarily as a result of: (i) increases due to the businesses acquired in 2018 and the resulting inclusion of their operating expenses; (ii) higher legal and other professional services expense; and (iii) higher compensation expense in 2019, including variable and incentive-based compensation. In addition to these items, the three months ended March 31, 2019, as compared to the same period in 2018, also included an increase in non-operating items, primarily related to impairment of other long-lived assets.
Income Tax Provision. Our effective tax rate was 20.9% for the three months ended March 31, 2019, which approximates the federal statutory rate. For the same period in 2018, the difference between our effective tax rate of 19.6% and the federal statutory tax rate of 21% was primarily due to adjustments to our liability for uncertain tax positions.
Use of Non-GAAP Financial Measures. In addition to the traditional GAAP financial measures, we have presented “adjusted pretax operating income,” “adjusted diluted net operating income per share” and “adjusted net operating return on equity,” which are non-GAAP financial measures for the consolidated company, among our key performance indicators to evaluate our fundamental financial performance. These non-GAAP financial measures align with the way our business performance is evaluated by both management and by our board of directors. These measures have been established in order to increase transparency for the purposes of evaluating our operating trends and enabling more meaningful comparisons with our peers. Although on a consolidated basis “adjusted pretax operating income,” “adjusted diluted net operating income per share” and “adjusted net operating return on equity” are non-GAAP financial measures, for the reasons discussed above we believe these measures aid in understanding the underlying performance of our operations. Our senior management, including our Chief Executive Officer (Radian’s chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of the Company’s business segments and to allocate resources to the segments.
Adjusted pretax operating income is defined as GAAP consolidated pretax income excluding the effects of: (i) net gains (losses) on investments and other financial instruments; (ii) loss on induced conversion and debt extinguishment; (iii) acquisition-related expenses; (iv) amortization or impairment of goodwill and other acquired intangible assets; and (v) net impairment losses recognized in earnings and infrequent or unusual non-operating items. Adjusted diluted net operating income per share is calculated by dividing (i) adjusted pretax operating income attributable to common stockholders, net of taxes computed using the company’s statutory tax rate, by (ii) the sum of the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Interest expense on convertible debt, share dilution from convertible debt and the impact of share-based compensation arrangements have been reflected in the per share calculations consistent with the accounting standard regarding earnings per share, whenever the impact is dilutive. Adjusted net operating return on equity is calculated by dividing annualized adjusted pretax operating income, net of taxes computed using the company’s statutory tax rate, by average stockholders’ equity, based on the average of the beginning and ending balances for each period presented.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

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

(3)
Acquisition-related expenses. Acquisition-related expenses represent the costs incurred to effect an acquisition of a business (i.e., a business combination). Because we pursue acquisitions on a strategic and selective basis, we do not view acquisition-related expenses as a primary business activity. Therefore, we do not consider these expenses to be part of our operating performance and they are excluded from our calculation of adjusted pretax operating income (loss).

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

(5)
Net impairment losses recognized in earnings and infrequent or unusual non-operating items. The recognition of net impairment losses on investments and the impairment of other long-lived assets can vary significantly in both amount and frequency, depending on market credit cycles and other factors. Infrequent and unusual non-operating items reflect activities that we do not view to be indicative of our fundamental operating activities. Therefore, whenever such income or loss items occur, we exclude them from our calculation of adjusted pretax operating income (loss).

Total adjusted pretax operating income, adjusted diluted net operating income per share and adjusted net operating return on equity are not measures of total profitability, and therefore should not be considered in isolation or viewed as substitutes for GAAP pretax income, diluted net income per share or return on equity. Our definitions of adjusted pretax operating income, adjusted diluted net operating income per share and adjusted net operating return on equity may not be comparable to similarly-named measures reported by other companies.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

The following tables provide reconciliations of the most comparable GAAP measures of consolidated pretax income, diluted net income per share and return on equity, to our non-GAAP financial measures for the consolidated company of adjusted pretax operating income, adjusted diluted net operating income per share and adjusted net operating return on equity, respectively:

Reconciliation of Consolidated Pretax Income to Adjusted Pretax Operating Income
	Three Months Ended March 31,
(In thousands)	2019	2018
Consolidated pretax income	$216,136	$142,442
Less income (expense) items:
Net gains (losses) on investments and other financial instruments	21,913	(18,887)
Acquisition-related expenses (1)	(233)	—
Amortization and impairment of other acquired intangible assets	(2,187)	(2,748)
Impairment of other long-lived assets and infrequent or unusual non-operating items (2)	(5,427)	(26)
Total adjusted pretax operating income (3)	$202,070	$164,103

______________________

(1)	Acquisition-related expenses represent expenses incurred to effect the acquisition of a business, net of adjustments to accruals previously recorded for acquisition expenses.

(2)
The amount for the three months ended March 31, 2019 is included in other operating expenses on the condensed consolidated statement of operations and primarily relates to impairments of other long-lived assets. The amount for the three months ended March 31, 2018 is included within restructuring and other exit costs on the condensed consolidated statement of operations.

(3)
Total adjusted pretax operating income on a consolidated basis consists of adjusted pretax operating income (loss) for our Mortgage Insurance segment and our Services segment, as further detailed in in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Reconciliation of Diluted Net Income Per Share to Adjusted Diluted Net Operating Income Per Share
	Three Months Ended March 31,
(In thousands)	2019	2018
Diluted net income per share	$0.78	$0.52

Less per-share impact of reconciling income (expense) items:
Net gains (losses) on investments and other financial instruments	0.10	(0.09)
Amortization and impairment of other acquired intangible assets	(0.01)	(0.01)
Impairment of other long-lived assets and infrequent or unusual non-operating items	(0.02)	—
Income tax provision (benefit) on other income (expense) items (1)	0.01	(0.02)
Difference between statutory and effective tax rate	(0.01)	0.01
Per-share impact of other income (expense) items	0.05	(0.07)
Adjusted diluted net operating income per share (1)	$0.73	$0.59

______________________

(1)	Calculated using the company’s federal statutory tax rate of 21%. Any permanent tax adjustments and state income taxes on these items have been deemed immaterial and are not included.

Reconciliation of Return on Equity to Adjusted Net Operating Return on Equity (1)
	Three Months Ended March 31,
(In thousands)	2019	2018
Return on equity (1)	19.0%	15.1%
Less impact of reconciling income (expense) items: (2)
Net gains (losses) on investments and other financial instruments	2.4	(2.5)
Amortization and impairment of other acquired intangible assets	(0.2)	(0.4)
Impairment of other long-lived assets and infrequent or unusual non-operating items	(0.6)	—
Income tax provision (benefit) on reconciling income (expense) items (3)	0.3	(0.6)
Difference between statutory and effective tax rate	—	0.3
Impact of reconciling income (expense) items	1.3	(2.0)
Adjusted net operating return on equity	17.7%	17.1%

______________________

(1)	Calculated by dividing annualized net income by average stockholders’ equity, based on the average of the beginning and ending balances for each period presented.

(2)	Annualized, as a percentage of average stockholders’ equity.

(3)	Calculated using the company’s federal statutory tax rate of 21%. Any permanent tax adjustments and state income taxes on these items have been deemed immaterial and are not included.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Results of Operations—Mortgage Insurance
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The following table summarizes our Mortgage Insurance segment’s results of operations for the three months ended March 31, 2019 and 2018:

			$ Change
	Three Months Ended March 31,		Favorable (Unfavorable)
(In millions)	2019	2018	2019 vs. 2018
Adjusted pretax operating income (1)	$208.2	$171.7	$36.5
Net premiums written—insurance (2)	251.6	238.0	13.6
(Increase) decrease in unearned premiums (2)	10.2	4.6	5.6
Net premiums earned—insurance (2)	261.8	242.6	19.2
Net investment income	43.7	34.0	9.7
Provision for losses	20.8	37.4	16.6
Other operating expenses (3)	56.0	50.5	(5.5)
Interest expense	15.7	10.6	(5.1)
______________________

(1)
Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

(2)	Net of premiums ceded under our reinsurance programs. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.

(3)	Includes allocation of corporate operating expenses of $25.6 million for the three months ended March 31, 2019 and $18.6 million for the three months ended March 31, 2018.
Adjusted Pretax Operating Income. Our Mortgage Insurance segment’s adjusted pretax operating income increased for the three months ended March 31, 2019, compared to the same period in 2018, primarily reflecting: (i) an increase in net premiums earned; (ii) a decrease in provision for losses; and (iii) an increase in net investment income. Partially offsetting these items are increases in: (i) other operating expenses and (ii) interest expense. See “Results of Operations—Services—Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018—Interest Expense.”
NIW, IIF, RIF
A key component of our current business strategy is to write profitable insurance on high credit quality mortgages in the U.S. Consistent with this objective, we wrote $10.9 billion of primary new mortgage insurance in the three months ended March 31, 2019, compared to $11.7 billion of NIW in the three months ended March 31, 2018. Our Persistency Rate for the twelve months ended March 31, 2019 increased to 83.4%, as compared to 81.0% for the twelve months ended March 31, 2018. The combination of our NIW and our Persistency Rate resulted in an increase in IIF, from $221.4 billion at December 31, 2018 to $223.7 billion at March 31, 2019, as shown in the chart below.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Primary Insurance in Force (1)
Primary Insurance in Force ($ in billions)
$250
$200
$150
$100
$50
$0
$204.0
$221.4
$223.7
5.7%
24.8%
20.8%
35.5%
13.2%
24.6%
21.3%
17.0%
26.8%
10.3%
4.8%
23.8%
20.5%
16.1%
25.0%
9.8%
March 31, 2018
December 31, 2018
March 31, 2019
Vintage
Written in 2019
Written in 2018
Written in 2017
Written in 2016
Written 2009 - 2015
Written in 2008 & Prior (2)

______________________

(1)	Policy years represent the original policy years, and have not been adjusted to reflect subsequent HARP refinancing activity.

(2)	Adjusted to reflect subsequent HARP refinancing activity, this percentage would decrease to 5.7%, 6.0% and 7.7% as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively.
Our IIF is one of the primary drivers of the future premiums that we expect to earn over time. Although not reflected in the current period financial statements, nor in our reported book value, we expect our IIF to generate substantial earnings in future periods, due to the high credit quality of our current mortgage insurance portfolio and its expected persistency over multiple years. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage Insurance—IIF; Persistency Rate; Mix of Business” in our 2018 Form 10-K for more information.
NIW decreased by 6.6% for the three months ended March 31, 2019, compared to the same period in 2018, primarily attributable to decreased refinance originations.
Although it is difficult to project future volumes, industry sources expect the total mortgage origination market for the full year 2019 to increase slightly compared to 2018, driven by an expected increase in purchase originations, partially offset by a decline in refinance originations as a result of higher anticipated interest rates. Mortgage insurance penetration in the purchase origination market has gradually increased over the past few years. Because the penetration rate for mortgage insurance is generally three to five times higher on purchase originations than on refinancing transactions, we currently expect the private mortgage insurance market for the full year 2019 to be comparable to 2018. Based on industry forecasts and our projections, we expect our NIW in 2019 to be in excess of $50 billion.
We believe total mortgage origination volume was lower for the three months ended March 31, 2019, as compared to the comparable period in 2018, primarily due to a decrease in refinance mortgage originations resulting from the slightly higher interest rate environment, partially offset by a modest increase in purchase originations. Given the higher penetration rate for private mortgage insurance in the purchase origination market, as discussed above, we believe that even though the total mortgage origination volume was lower, the private mortgage insurance market for the three-month period ended March 31, 2019 was comparable to the same period in 2018. Consistent with these trends in the mortgage origination market described above, the level of our purchase origination volume increased and our refinance origination volume decreased, each as a percentage of our total NIW, during the three-month period ended March 31, 2019, compared to the same period in 2018.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Beginning in the second half of 2017, the private mortgage insurance industry experienced a shift in the mix of mortgage lending products toward higher LTVs and higher debt-to-income ratios. As a percentage of our total NIW, the volume of our NIW on mortgage loans with LTVs greater than 95% also increased during the three-month period ended March 31, 2019, compared to the same period in 2018. In contrast, while loans to borrowers with higher debt-to-income ratios, including debt-to-income ratios greater than 45%, remain elevated compared to levels prior to the second half of 2017, they have been trending down. This trend continued during the three-month period ended March 31, 2019, and we experienced a decrease in the percentage of our total NIW on mortgage loans to borrowers with higher debt-to-income ratios, including debt-to-income ratios greater than 45%, compared to the same period in 2018. See “Overview—Operating Environment” for additional information.
As of March 31, 2019, our portfolio of business written after 2008, including HARP refinancings, represented approximately 94.3% of our total primary RIF. Notwithstanding the mix shift toward higher LTVs and debt-to-income ratios, as discussed above, loan originations after 2008 consist primarily of high credit quality loans with significantly better credit performance than loans originated during 2008 and prior periods. The volume of insurance that we have written on high credit quality loans after 2008 has significantly improved our mortgage insurance portfolio mix.
Our expected future losses on our portfolio written after 2008, together with HARP refinancings, are significantly lower than those experienced on our NIW prior to and including 2008. The following charts illustrate the trends of our cumulative incurred loss ratios by year of origination and development year.
______________________

(1)	Represents inception-to-date losses incurred as a percentage of net premiums earned.

(2)	Incurred losses in 2017 were slightly, but not materially, elevated due to the impact of Hurricanes Harvey and Irma.

(3)	Radian’s stochastic modeling, used for pricing, indicates an approximate 20% through-the-cycle loss ratio on newly originated mortgage insurance business.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

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

Primary NIW
	Three Months Ended March 31,
($ in millions)	2019	2018
Total primary NIW	$10,900	$11,664
Total primary risk written	$2,732	$2,929
Average coverage percentage	25.1%	25.1%

Primary NIW by Loan Purpose:
Purchases	92.2%	88.8%
Refinances	7.8%	11.2%

Primary NIW by Premium Type:
Direct monthly and other recurring premiums	83.4%	79.0%

Borrower-paid (1)	12.7	5.3
Lender-paid	3.9	15.7
Direct single premiums	16.6	21.0
Total	100.0%	100.0%

Total borrower-paid	95.1%	83.1%

Primary NIW by FICO Score (2) :
>=740	57.6%	56.4%
680-739	34.7%	35.9%
620-679	7.7%	7.7%
<=619	—%	—%

Primary NIW by LTV:
95.01% and above	19.7%	15.4%
90.01% to 95.00%	40.9%	44.5%
85.01% to 90.00%	27.3%	27.5%
85.00% and below	12.1%	12.6%

______________________

(1)	Borrower-paid Single Premium Policies have lower Minimum Required Assets under the PMIERs as compared to lender-paid Single Premium Policies.

(2)
For loans with multiple borrowers, the percentage of primary new insurance written by FICO score represents the lowest of the borrowers’  FICO scores. All periods prior to March 31, 2019 had previously been presented based on the FICO score of the primary borrower and have been restated to reflect the lowest of the borrowers’ FICO scores.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Primary IIF and RIF
($ in millions)	March 31, 2019	December 31, 2018	March 31, 2018
Total primary IIF	$223,734	$221,443	$204,025
Total primary RIF	$57,361	$56,728	$52,153
Average coverage percentage	25.6%	25.6%	25.6%

Total primary RIF on defaulted loans	$1,002	$1,032	$1,223
Percentage of RIF in default	1.7%	1.8%	2.3%

Persistency Rate (12 months ended)	83.4%	83.1%	81.0%
Persistency Rate (quarterly, annualized) (1)	85.4%	85.5%	84.3%

Primary RIF by Premium Type:
Direct monthly and other recurring premiums	70.6%	70.3%	69.3%

Borrower-paid (2)	7.6	7.3	5.8
Lender-paid	21.8	22.4	24.9
Direct single premiums	29.4	29.7	30.7
Total	100.0%	100.0%	100.0%

Total borrower-paid	75.2%	74.5%	71.5%

Primary RIF by FICO Score (3) :
>=740	55.2%	55.1%	55.0%
680-739	34.8%	34.8%	34.5%
620-679	9.2%	9.3%	9.5%
<=619	0.8%	0.8%	1.0%

Primary RIF by LTV:
95.01% and above	12.2%	11.6%	9.7%
90.01% to 95.00%	53.0%	53.1%	53.2%
85.01% to 90.00%	28.6%	29.0%	30.2%
85.00% and below	6.2%	6.3%	6.9%

Primary RIF by Policy Year:
2008 and prior	9.6%	10.1%	13.0%
2009 - 2013	10.4%	11.4%	15.5%
2014	5.8%	6.1%	7.9%
2015	9.7%	10.2%	13.0%
2016	16.0%	16.8%	20.5%
2017	20.3%	21.1%	24.5%
2018	23.5%	24.3%	5.6%
2019	4.7%	—%	—%

______________________

(1)
The Persistency Rate on a quarterly, annualized basis is calculated based on loan-level detail for the quarter ending as of the date shown. It may be impacted by seasonality or other factors, and may not be indicative of full-year trends.

(2)	Borrower-paid Single Premium Policies have lower Minimum Required Assets under the PMIERs as compared to lender-paid Single Premium Policies.

(3)
For loans with multiple borrowers, the percentage of primary risk in force by FICO score represents the lowest of the borrowers’ FICO scores. All periods prior to March 31, 2019 had previously been presented based on the FICO score of the primary borrower and have been restated to reflect the lowest of the borrowers’ FICO scores.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Net Premiums Written and Earned. Net premiums written and earned for the three months ended March 31, 2019 increased compared to the same period in 2018, primarily due to an increase in our IIF related to an increase in our Monthly Premium Policies.
The table below provides additional information about the components of mortgage insurance net premiums earned for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2019	2018
Net premiums earned—insurance:
Direct
Premiums earned, excluding revenue from cancellations	$268,496	$245,096
Single Premium Policy cancellations	9,957	12,335
Direct	278,453	257,431

Assumed (1)	2,450	1,318

Ceded
Premiums earned, excluding revenue from cancellations	(24,486)	(20,303)
Single Premium Policy cancellations (2)	(2,953)	(3,301)
Profit commission—other (3)	8,314	7,405
Ceded premiums, net of profit commission	(19,125)	(16,199)

Total net premiums earned—insurance	$261,778	$242,550

______________________

(1)	Includes premiums earned from our participation in certain Front-end and Back-end credit risk transfer programs.

(2)	Includes the impact of related profit commissions.

(3)	The amounts represent the profit commission on the Single Premium QSR Program, excluding the impact of Single Premium Policy cancellations.
The impact of mortgage prepayment speeds on the mix of business we write affects the revenue ultimately produced by our mortgage insurance business. We believe that writing a mix of Single Premium Policies and Monthly Premium Policies has the potential to moderate the overall impact on our results if actual prepayments are significantly different from expectations. However, this moderating effect may be impacted by the amount of reinsurance we obtain on portions of our portfolio. We expect our production level for Single Premium Policies to fluctuate over time based on various factors, which include risk-return and risk-mix considerations, as well as market conditions. See the table above, which illustrates the premium impact of direct and ceded Single Premium Policy cancellations for the periods shown, and the table below, which provides the premium impact of each of our reinsurance programs as a percentage of total premiums. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage Insurance—IIF; Persistency Rate; Mix of Business” in our 2018 Form 10-K for more information.
Net Premiums Written and Earned—Ceded. We use third-party reinsurance in our mortgage insurance business to manage capital and risk in an effort to optimize the amounts and types of capital and risk distribution deployed against insured risk. When we enter into a reinsurance agreement, the reinsurer receives a premium and, in exchange, agrees to insure an agreed-upon portion of incurred losses. While these arrangements have the impact of reducing our earned premiums, they are expected to increase Radian Guaranty’s return on required capital for the related policies. The impact of these programs on our financial results will vary depending on the level of ceded RIF, as well as the levels of prepayments and incurred losses on the reinsured portfolios, among other factors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage Insurance—Third-Party Reinsurance” and Note 8 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for more information about our reinsurance transactions.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

The following table provides information related to the premium impact of our reinsurance programs. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our reinsurance programs, including the ceded amounts related to those programs.

	Three Months Ended March 31,
	2019	2018
% of total direct and assumed premiums written
QSR Program	1.0%	1.5%
Single Premium QSR Program	1.7%	6.1%
Excess-of-Loss Program	1.1%	—%

% of total direct and assumed premiums earned
QSR Program	1.3%	2.2%
Single Premium QSR Program	4.2%	4.0%
Excess-of-Loss Program	1.2%	—%

Net Investment Income. Increasing yields from higher interest rates, combined with higher average investment balances, resulted in increases in net investment income for the three months ended March 31, 2019, compared to the same period in 2018. Our higher investment balances were primarily a result of investing our positive cash flow from operations. All periods include full allocation to the Mortgage Insurance segment of net investment income from investments held at Radian Group.
Provision for Losses. The following table details the financial impact of the significant components of our provision for losses for the periods indicated:

	Three Months Ended March 31,
(In millions)	2019	2018
Current period defaults (1)	$38.9	$36.5
Prior period defaults (2)	(18.2)	0.4
Second-lien mortgage loan premium deficiency reserve and other	0.1	0.5
Provision for losses	$20.8	$37.4

Loss ratio (3)	8.0%	15.4%

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
Our mortgage insurance provision for losses for the three months ended March 31, 2019 decreased by $16.6 million, as compared to the same period in 2018. Reserves established for new default notices were the primary driver of our total incurred losses for the three months ended March 31, 2019 and 2018. Current period new primary defaults increased by 12.4% for the three months ended March 31, 2019, compared to the same period in 2018. This increase primarily relates to new defaults on insurance written after 2008 and is consistent with typical default seasoning patterns for our recent NIW vintages. Our gross Default to Claim Rate assumption for new primary defaults was 8.0% at March 31, 2019, compared to 9.5% at March 31, 2018. This reduction in the estimated gross Default to Claim Rate assumption, which was based on observed trends, partially mitigated the increase in our provision for losses related to the increased number of new defaults in the three months ended March 31, 2019, compared to the same period in 2018.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Our provision for losses for the three months ended March 31, 2019 was reduced by positive reserve development on prior period defaults, primarily due to reductions in certain Default to Claim Rate assumptions based on observed trends of higher Cures than were previously estimated on those prior period defaults.
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
Although the number of incremental defaults associated with areas that have been impacted by natural disasters may become somewhat elevated, consistent with our past experience we do not expect these incremental defaults to result in a material increase in our incurred losses or paid claims, given the limitations on our coverage related to property damage. However, the future reserve impact of these incremental defaults from natural disasters may differ from our previous expectations due to overall economic conditions, the pace of economic recovery in the affected areas or other factors. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements.
Our primary default rate at March 31, 2019 was 2.0% compared to 2.1% at December 31, 2018. Our primary defaulted inventory comprised 20,122 loans at March 31, 2019, compared to 21,093 loans at December 31, 2018, representing a decrease of 4.6%. The reduction in our primary defaulted inventory is the result of the total number of defaulted loans: (i) that have cured or (ii) for which claim payments have been made, collectively, exceeding the total number of new defaults on insured loans. Consistent with typical default seasoning patterns, the shift in our portfolio composition toward our recent vintages is expected to result in slightly increased levels of new defaults in our total portfolio for 2019 as compared to 2018, because we do not expect that the reductions in new defaults from our portfolio of insurance written prior to and including 2008 will continue to outpace the anticipated increase in new defaults from more recent vintages.
The following table shows the number of primary loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	March 31, 2019	December 31, 2018	March 31, 2018
Default Statistics—Primary Insurance:
Total Primary Insurance
Prime
Number of insured loans	994,865	986,704	925,648
Number of loans in default	14,831	15,402	17,887
Percentage of loans in default	1.49%	1.56%	1.93%
Alt-A and A minus and below
Number of insured loans	34,763	35,906	40,661
Number of loans in default	5,291	5,691	6,710
Percentage of loans in default	15.22%	15.85%	16.50%
Total Primary Insurance
Number of insured loans	1,029,628	1,022,610	966,309
Number of loans in default (1)	20,122	21,093	24,597
Percentage of loans in default	1.95%	2.06%	2.55%
Default Statistics—Pool Insurance:
Number of loans in default	1,607	1,713	1,907
______________________

(1)
Included in this amount at March 31, 2019 and December 31, 2018 are the defaults in the FEMA Designated Areas associated with Hurricanes Harvey and Irma, which occurred during the third quarter of 2017. At March 31, 2019, December 31, 2018 and March 31, 2018, defaults in these areas were 2,420; 2,627; and 5,780, respectively.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

The following table shows a rollforward of our primary loans in default, including new defaults from our insurance written in years: (i) prior to and including 2008 and (ii) after 2008:

	Three Months Ended March 31,
	2019	2018
Beginning default inventory	21,093	27,922
Plus: New defaults on insurance written in years: (1)
Prior to and including 2008	4,548	5,013
After 2008	5,668	4,076
Total new defaults	10,216	9,089
Less: Cures (1)	10,479	11,367
Less: Claims paid (2)	662	1,052
Less: Rescissions and Claim Denials, net of (Reinstatements) (3)	46	(5)
Ending default inventory	20,122	24,597

______________________

(1)
Amounts include the new defaults and Cures in the FEMA Designated Areas associated with Hurricanes Harvey and Irma, which occurred during the third quarter of 2017. For the three months ended March 31, 2019 and 2018, new defaults and Cures in these areas were as follows:

	Three Months Ended March 31,
	2019	2018
New defaults	1,106	989
Cures	1,239	2,168

(2)	Includes those charged to a deductible or captive reinsurance transactions, as well as commutations.

(3)	Net of any previous Rescissions and Claim Denials that were reinstated during the period. Such reinstated Rescissions and Claim Denials may ultimately result in a paid claim.
Our gross Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans, as measured by the progress toward a foreclosure sale and the number of months in default. Our gross Default to Claim Rate assumption for new primary defaults, was 8% at December 31, 2018 and March 31, 2019. As of March 31, 2019, our gross Default to Claim Rate assumptions on our primary portfolio ranged from 8% for new defaults, up to 68% for defaults not in foreclosure stage, and 72% for Foreclosure Stage Defaults.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

The following tables show additional information about our primary loans in default as of the dates indicated:

	March 31, 2019
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 1st Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	9,248	46.0%	122	39.0%	$82,416	23.4%
Four to eleven payments	6,051	30.1	444	23.0	90,616	25.7
Twelve payments or more	4,215	20.9	1,254	7.4	147,525	41.9
Pending claims	608	3.0	N/A	4.0	31,887	9.0
Total	20,122	100.0%	1,820		352,444	100.0%
IBNR and other					13,008
LAE					8,994
Total primary reserve					$374,446

March 31, 2019
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Claim Severity %
35%	33%	98%

	December 31, 2018
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	10,038	47.6%	148	33.2%	$83,540	23.1%
Four to eleven payments	5,905	28.0	422	24.7	87,210	24.1
Twelve payments or more	4,468	21.2	1,365	6.5	156,808	43.4
Pending claims	682	3.2	N/A	4.3	34,130	9.4
Total	21,093	100.0%	1,935		361,688	100.0%
IBNR and other					13,864
LAE					10,271
Total primary reserve					$385,823

December 31, 2018
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Claim Severity %
35%	33%	96%
______________________
N/A – Not applicable
Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was 33% at both March 31, 2019 and December 31, 2018. Our estimate with respect to future Rescissions, Claim Denials and Claim Curtailments, inclusive of claim withdrawals, reduced our loss reserve as of March 31, 2019 and December 31, 2018 by $32 million. These expectations are based primarily on our recent experience with respect to the number of claims that have been denied due to the policyholder’s

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

failure to submit sufficient documentation to perfect a claim within the time period permitted under our Master Policies, and also our recent experience with respect to the number of insurance certificates that have been rescinded due to fraud, underwriter negligence or other factors. See Note 11 of Notes to Consolidated Financial Statements in our 2018 Form 10-K.
Our mortgage insurance total loss reserve as a percentage of our mortgage insurance total RIF was 0.7% at both March 31, 2019 and December 31, 2018. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our reserves for losses by category and a reconciliation of our Mortgage Insurance segment’s beginning and ending reserves for losses and LAE.
Our primary reserve per default (calculated as primary reserve excluding IBNR and other reserves divided by the number of primary defaults) was $17,962 and $17,634 at March 31, 2019 and December 31, 2018, respectively.
We considered the sensitivity of our loss reserve estimates at March 31, 2019 by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point absolute change in primary Claim Severity (which we estimated to be 98% of our risk exposure at March 31, 2019), we estimated that our total loss reserve at March 31, 2019 would change by approximately $4 million. Assuming the portfolio mix and all other factors remain constant, for every one percentage point absolute change in our primary net Default to Claim Rate, we estimated a $10 million change in our primary loss reserve at March 31, 2019.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. Before consideration of any subsequent challenges by our lender and servicer customers, Claim Curtailments due to servicer noncompliance with our insurance policies and servicing guidelines, which impact the severity of our claim payments, were $0.6 million for the three months ended March 31, 2019, compared to $1.5 million for the same period in 2018.
Total mortgage insurance claims paid of $34.6 million for the three months ended March 31, 2019 decreased from claims paid of $59.9 million for the three months ended March 31, 2018. The decrease in claims paid is consistent with the ongoing decline in the outstanding default inventory. Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter, based on the rate that defaults cure and other factors (as described in “Item 1. Business—Mortgage Insurance—Defaults and Claims” in our 2018 Form 10-K) that make the timing of paid claims difficult to predict.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

The following table shows claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2019	2018
Net claims paid: (1)
Prime	$23,863	$37,142
Alt-A and A minus and below	9,497	21,416
Total primary claims paid	33,360	58,558
Pool	1,109	1,152
Other	121	148
Subtotal	34,590	59,858
Impact of commutations (2)	—	68
Total net claims paid	$34,590	$59,926

Average net claim paid: (1) (3)
Prime	$47.1	$50.0
Alt-A and A minus and below	53.1	63.0
Total average net primary claim paid	48.6	54.1

Average direct primary claim paid (3) (4)	$49.2	$54.5
______________________

(1)	Net of reinsurance recoveries.

(2)	Includes the impact of captive terminations.

(3)	Calculated without giving effect to the impact of the termination of captive transactions and commutations.

(4)	Before reinsurance recoveries.
Other Operating Expenses. Other operating expenses for the three months ended March 31, 2019, as compared to the same periods in 2018, reflect an increase primarily resulting from higher allocated corporate operating expenses. The increase in allocated corporate operating expenses is primarily due to (i) higher legal and other professional services expense and (ii) higher compensation expense, including variable and incentive-based compensation. See “Results of Operations—Consolidated—Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018—Other Operating Expenses.”
Our expense ratio on a net premiums earned basis represents our Mortgage Insurance segment’s operating expenses (which include policy acquisition costs and other operating expenses, as well as allocated corporate operating expenses), expressed as a percentage of net premiums earned. Our expense ratio was 23.7% in each of the three months ended March 31, 2019 and 2018.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Results of Operations—Services
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The following table summarizes our Services segment’s results of operations for the three months ended March 31, 2019 and 2018:

			$ Change
	Three Months Ended March 31,		Favorable (Unfavorable)
(In millions)	2019	2018	2019 vs. 2018
Adjusted pretax operating income (loss) (1)	$(6.1)	$(7.6)	$1.5
Net premiums earned—insurance	1.7	—	1.7
Services revenue	33.7	34.2	(0.5)
Cost of services	24.6	23.3	(1.3)
Other operating expenses (2) (3)	17.6	13.5	(4.1)
Interest expense	—	4.5	4.5

______________________

(1)
Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

(2)	Includes allocation of corporate operating expenses of $4.2 million for the three-month period ended March 31, 2019, and $2.8 million for the three-month period ended March 31, 2018, respectively.

(3)	Does not include impairment of long-lived assets and infrequent or unusual non-operating items, which are not considered components of adjusted pretax operating income.
Our Services segment offers a broad array of mortgage, real estate and title services to market participants across the mortgage and real estate value chain, primarily through our subsidiaries, including Clayton, Green River Capital, Radian Settlement Services and Red Bell. In 2018, we also acquired the businesses of EnTitle Direct and Independent Settlement Services, as well as the assets of Five Bridges, to enhance our Services offerings. In connection with the restructuring of our Services business, we have refined our Services business strategy going forward and are focused on our core mortgage, real estate and title services. These services provide mortgage lenders, financial institutions, mortgage and real estate investors and government entities, among others, with information and other resources that are used to originate, evaluate, acquire, securitize, service and monitor residential real estate and loans secured by residential real estate. Effective with our acquisition of EnTitle Direct, we provide title insurance to mortgage lenders as well as directly to borrowers.
Adjusted Pretax Operating Income (Loss). Our Services segment’s adjusted pretax operating loss for the three months ended March 31, 2019 was $6.1 million, compared to adjusted pretax operating loss of $7.6 million for the same period in 2018. The decrease in our adjusted pretax operating loss for the three months ended March 31, 2019, as compared to the same period in 2018, was driven by a decrease in interest expense, partially offset by an increase in other operating expenses resulting from the impact of the businesses acquired in 2018 and the inclusion of other operating expenses for these businesses from their respective dates of acquisition.
Net premiums earned—insurance. Net premiums earned for the three months ended March 31, 2019 increased compared to the same period in 2018, as a result of the acquisition of EnTitle Direct and the inclusion of its operations.
Services Revenue. Services revenue decreased for the three months ended March 31, 2019, as compared to the same periods in 2018, primarily due to a decline in mortgage services, partially offset by an increase in real estate services. This decrease in services revenue is primarily attributable to fluctuations in the overall activity in the housing and mortgage finance markets, including a decline in the refinance mortgage origination market for the three months ended March 31, 2019, compared to the same period in 2018, partially offset by the inclusion of revenue from businesses acquired in 2018 since their respective dates of acquisition.
Cost of Services. Our cost of services is primarily affected by our level of services revenue. The level of these costs may also fluctuate if market rates of compensation change, or if there is decreased availability or a loss of qualified employees.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Other Operating Expenses. Other operating expenses primarily consist of compensation costs not classified as cost of services because they are related to employees, such as sales and corporate employees, who are not directly involved in providing client services. Other operating expenses for the three months ended March 31, 2019 were impacted by businesses acquired in 2018 and the resulting inclusion of other operating expenses for these businesses from their respective dates of acquisition. Other operating expenses also include other selling, general and administrative expenses, depreciation, and allocations of corporate general and administrative expenses. See “Results of Operations—Consolidated—Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018—Other Operating Expenses.”
Interest Expense. Effective January 1, 2019, the Clayton Intercompany Note was repaid using proceeds from an additional capital contribution from Radian Group. As a result of the intercompany note repayment, the Services segment no longer incurs interest expense on the intercompany note.
Off-Balance Sheet Arrangements
There have been no material changes in off-balance sheet arrangements from those specified in our 2018 Form 10-K.
Contractual Obligations and Commitments
There have been no material changes outside of the ordinary course of business in our contractual obligations and commitments from those specified in our 2018 Form 10-K.
Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
Radian Group serves as the holding company for our insurance and other subsidiaries and does not have any operations of its own. At March 31, 2019, Radian Group had available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of $723.4 million. Total liquidity as of March 31, 2019 was $990.9 million, and includes our undrawn $267.5 million unsecured revolving credit facility as of that time. Available liquidity and total liquidity at March 31, 2019 exclude certain additional cash and liquid investments that have been advanced to Radian Group from our subsidiaries for corporate expenses and interest payments. In addition, these amounts do not take into consideration transactions subsequent to March 31, 2019, including: (i) $90.6 million in repurchases of Radian Group common stock, excluding commissions, pursuant to the existing share repurchase authorization and (ii) the $375 million distribution of capital from Radian Guaranty to Radian Group. See “—Sources of Liquidity” below. Subject to certain limitations, borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Radian Group’s insurance and reinsurance subsidiaries as well as growth initiatives. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details.
On March 20, 2019, Radian Group’s board of directors approved a $150 million increase in authorization for the Company’s existing share repurchase plan, bringing the total authorization to repurchase shares up to $250 million, excluding commissions. During the three months ended March 31, 2019, the Company purchased 1,546,674 shares at an average price of $20.54 per share, including commissions. At March 31, 2019, purchase authority of up to a maximum of $218.2 million remained available under this program, which expires on July 31, 2020. Subsequent to March 31, 2019, Radian Group has purchased an additional 4,131,329 shares of its common stock, which reduced available holding company liquidity from the amount reported above. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase program.
Radian Group’s principal liquidity demands for the next 12 months are: (i) the payment of corporate expenses, including taxes; (ii) the payment of $158.6 million principal amount of our outstanding Senior Notes due in June 2019; (iii) interest payments on our outstanding debt obligations; (iv) the payment of dividends on our common stock; and (v) the potential use of up to $218.2 million to repurchase Radian Group common stock pursuant to the existing share repurchase authorization ($90.6 million of which was used for the purchases made subsequent to March 31, 2019 through May 6, 2019, excluding commissions). Radian Group’s liquidity demands for the next 12 months or in future periods could also include: (i) capital support for Radian Guaranty and our other subsidiaries (if needed); (ii) repayments, repurchases or early redemptions of portions of our debt obligations; and (iii) potential investments to support our business strategy.
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding company expenses, including interest payments on most of Radian Group’s outstanding debt obligations. Payments of these corporate expenses for

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

the next 12 months, excluding interest payments on Radian Group’s debt, are expected to be approximately $90 million to $100 million. For the same period, payments of interest on Radian Group’s debt obligations are expected to be approximately $51 million. We expect most of these holding company expenses to be reimbursed by our subsidiaries under our expense-sharing arrangements. See “—Radian Group—Long-Term Liquidity Needs” and “—Services.” The expense-sharing arrangements between Radian Group and our insurance subsidiaries, as amended, have been approved by the applicable insurance departments, but such approval may be modified or revoked at any time.
Capital Support for Subsidiaries. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. Radian Guaranty currently is an approved mortgage insurer and is in compliance with the PMIERs financial requirements. At March 31, 2019, Radian Guaranty’s Available Assets under the current PMIERs financial requirements totaled approximately $3.5 billion, resulting in excess available resources or a “cushion” of $488 million, or 16%, over its Minimum Required Assets of $3.0 billion. See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details regarding the capital requirements of our subsidiaries.
While the amount of this cushion could fluctuate on a quarterly basis, we expect it to increase over time based, in part, on our expectations regarding the future financial performance of Radian Guaranty, including our projected NIW, expected decrease in defaults and risk distribution strategy. See Notes 1 and 7 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about the PMIERs and our reinsurance programs, respectively. Additionally, notwithstanding our cushion, our holding company liquidity of $723.4 million and our $267.5 million unsecured revolving credit facility (both as of March 31, 2019) may be utilized to enhance Radian Guaranty’s PMIERs cushion, as necessary, subject to a $35 million minimum liquidity requirement under our unsecured revolving credit facility. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the unsecured revolving credit facility.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

The chart below summarizes our “cushion” under the PMIERs and Radian’s excess available resources as of March 31, 2018, December 31, 2018 and March 31, 2019, calculated based on the PMIERs financial requirements in effect for each date shown. Our excess available resources include our unsecured revolving credit facility and holding company liquidity, which may be utilized to enhance Radian Guaranty’s PMIERs cushion.

PMIERs Excess Available Resources
Value ($ in millions) (3)
$1,400
$1,200
$1,000
$800
$600
$400
$200
$-
$919 / 29%
$225 / 7%
$168 / 5%
$526 / 17%
$1,514 / 51%
$268 / 9%
$679 / 23%
$567 / 19%
$1,444 / 48%
$268 / 9%
$688 / 23%
$488 / 16%
Credit Facility
Radian Group Liquidity, net (1)
PMIERs Cushion (2)
March 31, 2018
December 31, 2018
March 31, 2019
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

(2)
Represents Radian Guaranty’s excess of Available Assets over its Minimum Required Assets, calculated in accordance with the PMIERs financial requirements in effect for each date shown. PMIERs 1.0 was in effect for March 31, 2018 and December 31, 2018; PMIERs 2.0 was in effect for March 31, 2019.

(3)	Percentages represent the values shown as a percentage of Minimum Required Assets under the applicable PMIERs financial requirements in effect for the dates shown.
PMIERs 1.0 required Radian to maintain significantly more Minimum Required Assets for delinquent loans than for performing loans. Therefore, the increase in new primary defaults received during 2017 from areas affected by Hurricanes Harvey and Irma required us to maintain an elevated level of Minimum Required Assets at March 31, 2018, compared to levels prior to these hurricanes. As of December 31, 2018, the impact of these hurricanes on our level of our Minimum Required Assets had substantially decreased, consistent with our expectation that most of the hurricane-related defaults would cure during 2018, and these incremental defaults did not result in a material increase in our incurred losses or paid claims. See Note 11 of Notes to Consolidated Financial Statements in our 2018 Form 10-K. Subject to certain requirements, defaulted loans in FEMA-declared major disaster areas require a reduced level of Minimum Required Assets under PMIERs 2.0, as compared to under PMIERs 1.0, which we expect to help reduce the future volatility of our Minimum Required Asset levels upon the occurrence of a similar event.
The two reinsurance agreements we entered into in November 2018 as part of our Excess-of-Loss Program reduced our level of Minimum Required Assets by $455.4 million. This benefit was approximately offset by the distribution of capital from Radian Guaranty to Radian Group in December 2018, which reduced Radian Guaranty’s Available Assets by $450 million. Net cash provided by operating activities also increased Available Assets during 2018 and 2019. See Notes 7 and 16 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

The GSEs may amend the PMIERs at any time, although the GSEs have communicated that for material changes, including material changes affecting Minimum Required Assets, they will generally provide written notice 180 days prior to the effective date. The GSEs also have broad discretion to interpret the PMIERs, which could impact the calculation of Radian Guaranty’s Available Assets and/or Minimum Required Assets. On September 27, 2018, the GSEs issued revisions to the PMIERs, or PMIERs 2.0, which became effective on March 31, 2019. These changes did not result in a material change in Radian’s Minimum Required Assets, but, as shown in the chart above, reduced Radian’s PMIERs cushion. The reduction in Radian Guaranty’s PMIERs cushion is primarily due to a reduction in Available Assets of approximately $200 million as a result of the elimination in PMIERs 2.0 of any credit for future premiums for insurance policies written prior to and including 2008, which was permitted under PMIERs 1.0.
In April 2019, Radian Guaranty entered into a fully collateralized reinsurance agreement with Eagle Re 2019-1 that will reduce net RIF by a total of $562.0 million, and is expected to reduce the capital required to be held at Radian Guaranty by reducing the PMIERs Minimum Required Assets by the same amount. This expected growth in PMIERs excess available resources has not been reflected in the information provided above. See “Overview—Other 2019 Developments—Reinsurance” for additional information on this new agreement.
In April 2019, the Pennsylvania Insurance Department approved a $375 million distribution of capital from Radian Guaranty to Radian Group, which was paid on April 30, 2019 in the form of cash and marketable securities. This distribution will reduce our PMIERs Available Assets by $375 million. See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of this distribution of capital.
Radian Guaranty’s Risk-to-capital as of March 31, 2019 was 13.4 to 1. See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements for more information. Our combined Risk-to-capital, which represents the consolidated Risk-to-capital measure for all of our Mortgage Insurance subsidiaries, was 12.4 to 1 as of March 31, 2019. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form.
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
Title insurance companies, including EnTitle Insurance, are subject to comprehensive state regulations, including minimum net worth requirements. EnTitle Insurance was in compliance with its minimum net worth requirements at March 31, 2019. In the event the cash flow from operations of EnTitle Insurance is not adequate to fund all of its needs, Radian Group may provide additional funds to EnTitle Insurance in the form of an intercompany note or other capital contribution, subject to the approval of the Ohio Department of Insurance, if needed. Radian Group may also provide additional funds to other subsidiaries in our Services segment to help fund their operations, if needed. See also “—Services.” Additional capital support may also be required for potential investments in new business initiatives to support our strategy of growing our businesses.
Dividends. Our quarterly common stock dividend currently is $0.0025 per share and, based on our current outstanding shares of common stock, we would require approximately $2.1 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of March 31, 2019, our capital surplus was $3.7 billion, representing our dividend limitation under Delaware law.
Sources of Liquidity. In addition to available cash and marketable securities, Radian Group’s principal sources of cash to fund future short-term liquidity needs include payments made to Radian Group under expense- and tax-sharing arrangements with its subsidiaries. See also “—Radian Group—Long-Term Liquidity Needs” and “—Services.” Pursuant to our tax-sharing agreements, our operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if they were not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may receive cash from its operating subsidiaries that is in excess of Radian Group’s consolidated federal tax payment obligation. For 2019, we do not expect these excess tax payments from our subsidiaries to exceed Radian Group’s federal tax payment obligation to the same extent as in 2018.
In addition to the primary sources of liquidity listed above, Radian Group has in place a $267.5 million unsecured revolving credit facility with a syndicate of bank lenders. At March 31, 2019, the full $267.5 million remains undrawn and

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

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
Radian Group—Long-Term Liquidity Needs
In addition to our short-term liquidity needs discussed above, our most significant needs for liquidity beyond the next 12 months are:

(1)	the repayment of the following principal amounts in connection with our outstanding Senior Notes (excluding the $158.6 million principal amount of outstanding debt due in June 2019):

•	$234.1 million principal amount of outstanding debt due in June 2020;

•	$197.7 million principal amount of outstanding debt due in March 2021;

•	$450.0 million principal amount of outstanding debt due in October 2024; and

(2)	potential additional capital contributions to our subsidiaries.
As of March 31, 2019, certain of our subsidiaries have incurred federal NOLs that could not be carried-back and utilized on a separate company tax return basis. As a result, we are not currently obligated under our tax-sharing agreement to reimburse these subsidiaries for their separate company federal NOL carryforward. However, if in a future period, one of these subsidiaries utilizes its share of federal NOL carryforwards on a separate entity basis, then Radian Group may be obligated to fund such subsidiary’s share of our consolidated tax liability to the IRS. Certain subsidiaries, including Clayton, currently have federal NOLs on a separate entity basis that are available for future utilization. However, we do not expect to fund material obligations related to these subsidiary NOLs. See also “—Radian Group—Short-Term Liquidity Needs—Sources of Liquidity.”
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
Under Pennsylvania’s insurance laws, ordinary dividends and other distributions may only be paid out of an insurer’s positive unassigned surplus, measured as of the end of the prior fiscal year. Despite the fact that Radian Guaranty and Radian Reinsurance maintained significant positive statutory policyholders’ surplus balances, Radian Guaranty and Radian Reinsurance had negative unassigned surplus at March 31, 2019 of $651.1 million and $76.6 million, respectively. Therefore, no ordinary dividends or other distributions can be paid by these subsidiaries in 2019. Due in part to the need to set aside contingency reserves, we do not expect that Radian Guaranty or Radian Reinsurance will have positive unassigned surplus, and therefore we expect that they will not have the ability to pay ordinary dividends, for the foreseeable future. Under Pennsylvania’s insurance laws, an insurer may request an Extraordinary Distribution, but payment is subject to the approval of the Pennsylvania Insurance Commissioner. See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
There can also be no assurance that our Services segment will generate sufficient cash flow to pay dividends. See “—Services” below.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Mortgage Insurance
As of March 31, 2019, our Mortgage Insurance segment maintained claims paying resources of $4.5 billion on a statutory basis, which consists of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves.
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
In August 2016, Radian Guaranty and Radian Reinsurance became members of the FHLB. As members, they may borrow from the FHLB, subject to certain conditions, which include the need to post collateral and the requirement to maintain a minimum investment in FHLB stock. Advances from the FHLB may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing to purchase additional investment securities that have similar durations, for the purpose of generating additional earnings from our investment securities portfolio with minimal incremental risk. As of March 31, 2019, there were $108.5 million of FHLB advances outstanding.
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
Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. Radian Guaranty currently is an approved mortgage insurer under the PMIERs and is in compliance with the current PMIERs financial requirements. See “—Radian Group—Short-Term Liquidity Needs—Capital Support for Subsidiaries” and Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
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
Services
As of March 31, 2019, our Services segment maintained cash and cash equivalents totaling $8.9 million, which included restricted cash of $1.9 million.
The principal demands for liquidity in our Services segment include: (i) the payment of employee compensation and other direct operating expenses; (ii) reimbursements to Radian Group for its portion of allocated expense; and (iii) dividends to Radian Group, if any.
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
The Services segment has not generated sufficient cash flows to pay dividends to Radian Group. Additionally, while cash flow has been sufficient to pay the Services segment’s direct operating expenses, it has not been sufficient to reimburse Radian Group for its accumulated allocated expenses, including interest expense associated with the Clayton Intercompany Note. Effective January 1, 2019, Radian Group recapitalized the Services segment with a capital contribution that enabled the Services segment to repay its accumulated allocated operating expense and interest expense, as well as to repay the Clayton Intercompany Note. While this action had no immediate net impact to Radian Group’s available liquidity, we expect that the

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Services segment will now be more likely to satisfy its reimbursement obligations in the future. In the event the cash flow from operations of the Services segment is not adequate to fund all of its needs, Radian Group may provide additional funds to the Services segment in the form of a capital contribution or an intercompany note.
Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

(In thousands)	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$217,778	$118,447
Investing activities	(185,343)	(119,740)
Financing activities	(11,683)	35,154
Effect of exchange rate changes on cash and restricted cash	—	(1)
Increase (decrease) in cash and restricted cash	$20,752	$33,860

Operating Activities. Our most significant source of operating cash flows is generally from premiums received from our insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our insured policies and our operating expenses. Net cash provided by operating activities totaled $217.8 million for the three months ended March 31, 2019, compared to $118.4 million for the same period in 2018. This increase in net cash provided by operating activities in the three months ended March 31, 2019, compared to the same period in 2018, was principally the result of: (i) an increase in cash received from the IRS, including the remaining $57.2 million refund which was previously on deposit with the IRS; and (ii) a reduction in claims paid in 2019.
Investing Activities. Net cash used in investing activities increased in the three months ended March 31, 2019, compared to the same period in 2018, primarily as a result of an increase in purchases of short-term investments partially offset by an increase in proceeds, net of purchases, from fixed-maturity investments available for sale.
Financing Activities. Net cash used in financing activities increased for the three months ended March 31, 2019, as compared to net cash provided in financing activities during the same period in 2018. For the three months ended March 31, 2019, our primary financing activities included an increase in purchases of our common shares.
See “Item 1. Financial Statements (Unaudited)—Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.
Stockholders’ Equity
Stockholders’ equity increased by $221.4 million from December 31, 2018 to March 31, 2019. The net increase in stockholders’ equity resulted primarily from: (i) our net income of $171.0 million for the three months ended March 31, 2019 and (ii) net unrealized gains on investments of $78.4 million, partially offset by shares repurchased under our share repurchase program of $31.8 million, including commissions. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
During the first three months of 2019, Radian’s holding company debt-to-capital ratio decreased to 21.7% at March 31, 2019 from 22.8% at December 31, 2018 and 25.2% at March 31, 2018.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

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
Critical Accounting Policies
As of the filing date of this report, there were no significant changes in our critical accounting policies from those discussed in our 2018 Form 10-K, other than described below. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for accounting pronouncements issued but not yet adopted that may impact the Company’s consolidated financial position, earnings, cash flows or disclosures.
Leases
We determine if an arrangement includes a lease at inception. A right of use asset and lease liability is recognized for operating leases and is included in other assets and other liabilities, respectively, in our condensed consolidated balance sheet at March 31, 2019. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Right of use assets are recognized net of any payments made or received from the lessor. In determining the net present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date or as of our date of adoption, January 1, 2019.
Lease expense is recognized on a straight-line basis over the expected lease term. For lease agreements entered into after the adoption of this accounting standard that include lease and non-lease components, such components are generally not accounted for separately. For our building leases, as a result of us having elected to adopt the package of practical expedients permitted under the transition guidance, we account for the lease and non-lease components, such as common area maintenance charges, as a single lease component. We have elected the short-term exemption for contracts with lease terms of 12 months or less. Prior period amounts continue to be reported in accordance with our historic accounting under previous lease guidance.
Our lease agreements primarily relate to operating leases for office space we use in our operations. Certain of our leases include renewal options and/or termination options that we did not consider in the determination of the right-of-use asset or the lease liability as we did not consider it reasonably certain that we would exercise such options. Our lease agreements do not contain any variable lease payments, material residual value guarantees or material restrictive covenants. We do not have material sublease agreements. As of March 31, 2019, there were no leases which had not yet commenced but that create significant rights and obligations for us.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in interest rates, credit spreads, equity prices, and foreign currency exchange rates. The primary market risks in our investment portfolio are interest-rate risk and credit-spread risk, namely the fair value sensitivity of our fixed income securities to changes in interest rates and credit spreads, respectively. We regularly analyze our exposure to interest-rate risk and credit-spread risk and have determined that the fair value of our investments is materially exposed to changes in both interest rates and credit spreads.
Our market risk exposures at March 31, 2019 have not materially changed from those identified in our 2018 Form 10-K.

Glossary

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2019, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
During the three-month period ended March 31, 2019, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Glossary

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are routinely involved in a number of legal actions and proceedings, including litigation and other disputes arising in the ordinary course of our business.
On December 22, 2016, Ocwen Loan Servicing, LLC and Homeward Residential, Inc. (collectively, “Ocwen”) filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against Radian Guaranty alleging breach of contract and bad faith claims and seeking monetary damages and declaratory relief. Ocwen has also initiated similar legal proceedings against several other mortgage insurers. On December 17, 2016, Ocwen separately filed a parallel arbitration petition against Radian Guaranty before the American Arbitration Association (“AAA”) asserting substantially the same allegations (the “Arbitration”). Ocwen’s filings together listed 9,420 mortgage insurance certificates issued under multiple insurance policies, including Pool Insurance policies, as subject to the dispute. On June 5, 2017, Ocwen filed an amended complaint and an amended petition (collectively, the “Amended Filings”) with both the court and the AAA, respectively, together listing 8,870 certificates as subject to the dispute. On April 11, 2018, the parties entered into a confidential agreement with respect to all certificates subject to the dispute. The confidential agreement resolved certain categories of claims involved in the dispute and, on April 12, 2018, the parties filed a stipulation of voluntary dismissal of the federal court proceeding and the trial judge issued an Order dismissing all claims and counterclaims subject to the parties’ agreement. Radian Guaranty was not required to make any payment in connection with this confidential agreement. Pursuant to the confidential agreement, the parties: (1) dismissed the federal court proceeding; (2) narrowed the scope of the dispute to Ocwen’s breach of contract claims seeking payment of insurance benefits on approximately 2,500 certificates that Ocwen was previously pursuing through the Amended Filings; and (3) agreed to resolve the remaining dispute through the Arbitration. Radian Guaranty believes that Ocwen’s allegations and claims in the legal proceedings described above are without merit and legally deficient, and plans to defend these claims vigorously. We are not able to estimate a reasonably possible loss, if any, or range of loss in this matter because of the current stage of the Arbitration.
On August 31, 2018, Nationstar Mortgage LLC d/b/a Mr. Cooper (“Nationstar”) filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against Radian Guaranty (the “Complaint”) alleging breach of contract, bad faith, unjust enrichment and conversion claims and seeking monetary damages and declaratory relief. The Complaint lists 3,014 mortgage insurance certificates issued under multiple insurance policies as subject to disputes involving insurance coverage decisions. The Complaint further lists 2,231 mortgage insurance certificates issued under multiple insurance policies as subject to disputes involving premium refund requests. Radian Guaranty believes that Nationstar’s allegations and claims in the legal proceedings described above are without merit and legally deficient, and plans to defend these claims vigorously. In December 2018, Radian Guaranty filed a motion to dismiss the Complaint. In March 2019, the trial judge issued an Order granting in part, and denying in part, our motion to dismiss, and dismissed Nationstar’s unjust enrichment and conversion claims. In May 2019, Radian Guaranty filed an answer, with affirmative defenses and counterclaims, in response to the Complaint. We are not able to estimate a reasonably possible loss, if any, or range of loss in this matter because of the preliminary stage of the litigation.
We also are periodically subject to reviews and audits, as well as inquiries, information-gathering requests and investigations. In connection with these matters, from time to time we receive requests and subpoenas seeking information and documents related to aspects of our business.
The legal and regulatory matters discussed above and in our 2018 Form 10-K could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. Management believes, based on current knowledge and after consultation with counsel, that the outcome of such actions will not have a material adverse effect on our consolidated financial condition. However, the outcome of litigation and other legal and regulatory matters and proceedings is inherently uncertain, and it is possible that one or more of the matters currently pending or threatened could have an unanticipated adverse effect on our liquidity, financial condition or results of operations for any particular period.
Item 1A. Risk Factors.
There have been no material changes to our risk factors from those previously disclosed in our 2018 Form 10-K.

Glossary

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuance of Unregistered Securities
During the three months ended March 31, 2019, no equity securities of Radian Group were sold that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended March 31, 2019.

Issuer Purchases of Equity Securities
($ in thousands, except per-share amounts)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
Share repurchase program
1/1/2019 to 1/31/2019	2,460	$19.23	—	$100,000
2/1/2019 to 2/28/2019	11,269	$21.04	—	$100,000
3/1/2019 to 3/31/2019	1,554,871	$20.54	1,546,674	$218,249
Total	1,568,600		1,546,674

______________________

(1)	Includes 21,926 shares tendered by employees as payment of taxes withheld on the vesting of certain restricted stock awards granted under the Company’s equity compensation plans.

(2)
On March 20, 2019, Radian Group’s board of directors approved a $150 million increase in authorization for the Company’s existing share repurchase plan, bringing the total authorization to repurchase shares up to $250 million, excluding commissions. Pursuant to this authorization, during the three months ended March 31, 2019, we purchased a total of 1,546,674 shares at an average price of $20.54 per share, including commissions. This share repurchase program expires on July 31, 2020. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase program.

Glossary

Item 6. Exhibits

Exhibit No.	Exhibit Name

3.1
Second Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (file no. 1-11356) dated March 19, 2019 and filed on March 19, 2019)

3.2
Certificate of Elimination of the Series A Junior Participating Preferred Stock of Radian Group Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (file no. 1-11356) dated March 19, 2019 and filed on March 19, 2019)

*31	Rule 13a - 14(a) Certifications

**32	Section 1350 Certifications

*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018; (iv) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity for the three months ended March 31, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

______________________
+  Management contract, compensatory plan or arrangement.
*   Filed herewith.
** Furnished herewith.

Glossary

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

May 8, 2019	/s/ J. FRANKLIN HALL
J. Franklin Hall
Senior Executive Vice President, Chief Financial Officer

/s/ ROBERT J. QUIGLEY
Robert J. Quigley
Senior Vice President, Controller