Form 10-Q
period 2019-06-30
RADIAN GROUP INC
filed 2019-08-06
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 1-11356
_______________________________
Radian Group Inc.
(Exact name of registrant as specified in its charter)
_______________________________

Delaware					23-2691170
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)

1500 Market Street	,	Philadelphia	,	PA	19102
(Address of principal executive offices)					(Zip Code)
(215) 231-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	RDN	New York Stock Exchange

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 203,280,541 shares of common stock, $0.001 par value per share, outstanding on August 2, 2019.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list defines various abbreviations and acronyms used throughout this report, including the Condensed Consolidated Financial Statements, the Notes to Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Term	Definition
2014 Master Policy	Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which became effective October 1, 2014
2016 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in the first quarter of 2016 and subsequently amended in the fourth quarter of 2017
2018 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in October 2017 to cede a portion of Single Premium NIW beginning January 1, 2018
ABS	Asset-backed securities
ASU	Accounting Standards Update, issued by the FASB to communicate changes to GAAP
Available Assets	As defined in the PMIERs, assets primarily including the liquid assets of a mortgage insurer, and reduced by premiums received but not yet earned
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

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended
Eagle Re 2018-1	Eagle Re 2018-1 Ltd., an unaffiliated special purpose reinsurer (a VIE) domiciled in Bermuda
Eagle Re 2019-1	Eagle Re 2019-1 Ltd., an unaffiliated special purpose reinsurer (a VIE) domiciled in Bermuda
Eagle Re Issuer(s)	Eagle Re 2018-1 Ltd. and Eagle Re 2019-1 Ltd.

Term	Definition
Excess-of-Loss Program
The credit risk protection obtained by Radian Guaranty in November 2018, including: (i) the excess-of-loss reinsurance agreement with Eagle Re 2018-1, in connection with the issuance by Eagle Re 2018-1 of mortgage insurance-linked notes, and (ii) a separate excess-of-loss reinsurance agreement with a third-party reinsurer. Excess-of-loss reinsurance is a type of reinsurance that indemnifies the ceding company against loss in excess of a specific agreed limit, up to a specified sum. Effective in April 2019, it also includes the new credit risk protection obtained through an excess-of-loss reinsurance agreement with Eagle Re 2019-1, in connection with the issuance by Eagle Re 2019-1 of mortgage insurance-linked notes.

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
Mortgage Insurance
Radian's mortgage insurance and risk services business segment, which provides credit-related insurance coverage, principally through private mortgage insurance on residential first-lien mortgage loans, as well as other credit risk management solutions to mortgage lending institutions and mortgage credit investors

MPP Requirement
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

Prior Master Policy	Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which was in effect prior to the effective date of the 2014 Master Policy
QM	A mortgage that possesses certain low-risk characteristics that enable it to qualify for lender protection under the ability to repay rule instituted by the Dodd-Frank Act
QSR Program	The quota share reinsurance agreements entered into with a third-party reinsurance provider in the second and fourth quarters of 2012, collectively
Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Group	Radian Group Inc.
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group
Radian Reinsurance	Radian Reinsurance Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group
Radian Title Insurance	Radian Title Insurance Inc., formerly known as EnTitle Insurance, an Ohio domiciled insurance subsidiary of Radian Group
RBC States	Risk-based capital states, which are those states that currently impose a statutory or regulatory risk-based capital requirement
Reinstatements	Reversals of previous Rescissions, Claim Denials and Claim Curtailments
REO	Real estate owned
Rescission	Our legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies if we determine that a loan did not qualify for insurance
RIF
Risk in force; for primary insurance, RIF is equal to the underlying loan unpaid principal balance multiplied by the insurance coverage percentage, whereas for Pool Insurance, it represents the remaining exposure under the agreements

Term	Definition
Risk-to-capital	Under certain state regulations, a maximum ratio of net RIF calculated relative to the level of statutory capital
RMBS	Residential mortgage-backed securities
S&P	Standard & Poor’s Financial Services LLC
SAPP	Statutory accounting principles and practices, including those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Senior Notes due 2019	Our 5.500% unsecured senior notes due June 2019 ($300 million original principal amount)
Senior Notes due 2020	Our 5.250% unsecured senior notes due June 2020 ($350 million original principal amount)
Senior Notes due 2021	Our 7.000% unsecured senior notes due March 2021 ($350 million original principal amount)
Senior Notes due 2024	Our 4.500% unsecured senior notes due October 2024 ($450 million original principal amount)
Senior Notes due 2027	Our 4.875% unsecured senior notes due March 2027 ($450 million original principal amount)
Services
Radian's mortgage, real estate and title services business segment, which is primarily a fee-for-service business that offers a broad array of mortgage, real estate and title services to market participants across the mortgage and real estate value chain

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

•	our ability to maintain an adequate level of capital in our insurance subsidiaries to satisfy existing and future regulatory requirements;

•
changes in the charters or business practices of, or rules or regulations imposed by or applicable to, the GSEs, which may include changes in the requirements to remain an approved insurer to the GSEs, the GSEs’ interpretation and application of the PMIERs, as well as changes impacting loans purchased by the GSEs, such as whether GSE eligible loans meet the QM loan requirements under applicable law, the GSEs’ requirements regarding mortgage credit and loan size and the GSEs’ pricing;

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

•
the effect of the Dodd-Frank Act on the financial services industry in general, and on our businesses in particular, including future changes to the QM loan requirements, which currently are subject to an Advanced Notice of Proposed Rulemaking issued by the CFPB;

•
legislative and regulatory activity (or inactivity), including the adoption of (or failure to adopt) new laws and regulations, or changes in existing laws and regulations, or the way they are interpreted or applied;

Glossary

•
legal and regulatory claims, assertions, actions, reviews, audits, inquiries and investigations that could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures, new or increased reserves or have other effects on our business;

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

Glossary

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in thousands, except per-share amounts)	June 30, 2019	December 31, 2018

Assets
Investments (Note 5)
Fixed-maturities available for sale—at fair value (amortized cost $4,003,367 and $4,098,962)	$4,113,650	$4,021,575
Trading securities—at fair value (amortized cost of $319,021 and $468,696)	337,017	469,071
Equity securities—at fair value (cost of $148,635 and $139,377)	149,954	130,565
Short-term investments—at fair value (includes $20,862 and $11,699 of reinvested cash collateral held under securities lending agreements)	909,880	528,403
Other invested assets—at fair value	2,818	3,415
Total investments	5,513,319	5,153,029
Cash	74,111	95,393
Restricted cash	5,007	11,609
Accounts and notes receivable	122,104	78,652
Deferred income taxes, net (Note 9)	6,872	131,643
Goodwill and other acquired intangible assets, net (Note 6)	54,672	58,998
Prepaid reinsurance premium	385,805	417,628
Other assets (Note 8)	430,236	367,700
Total assets	$6,592,126	$6,314,652

Liabilities and Stockholders’ Equity
Unearned premiums	$666,354	$739,357
Reserve for losses and loss adjustment expense (Note 10)	405,278	401,361
Senior notes (Note 11)	982,890	1,030,348
FHLB advances (Note 11)	106,382	82,532
Reinsurance funds withheld	339,641	321,212
Other liabilities	308,337	251,127
Total liabilities	2,808,882	2,825,937
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock: par value $0.001 per share; 485,000 shares authorized at June 30, 2019 and December 31, 2018; 223,312 and 231,132 shares issued at June 30, 2019 and December 31, 2018, respectively; 205,399 and 213,473 shares outstanding at June 30, 2019 and December 31, 2018, respectively	223	231
Treasury stock, at cost: 17,913 and 17,660 shares at June 30, 2019 and December 31, 2018, respectively	(901,419)	(894,870)
Additional paid-in capital	2,539,803	2,724,733
Retained earnings	2,056,175	1,719,541
Accumulated other comprehensive income (loss) (Note 14)	88,462	(60,920)
Total stockholders’ equity	3,783,244	3,488,715
Total liabilities and stockholders’ equity	$6,592,126	$6,314,652

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2019	2018	2019	2018
Revenues:
Net premiums earned—insurance	$299,166	$251,344	$562,678	$493,894
Services revenue	39,303	36,828	72,056	69,992
Net investment income	43,761	37,473	87,608	71,429
Net gains (losses) on investments and other financial instruments	12,540	(7,404)	34,453	(26,291)
Other income	194	1,016	1,798	1,823
Total revenues	394,964	319,257	758,593	610,847
Expenses:
Provision for losses	47,427	19,337	68,181	56,620
Policy acquisition costs	6,203	5,996	12,096	13,113
Cost of services	27,845	24,205	52,002	47,331
Other operating expenses	70,046	70,184	148,851	133,427
Restructuring and other exit costs	—	925	—	1,476
Interest expense	14,961	15,291	30,658	30,371
Loss on extinguishment of debt	16,798	—	16,798	—
Amortization and impairment of other acquired intangible assets	2,139	2,748	4,326	5,496
Total expenses	185,419	138,686	332,912	287,834
Pretax income	209,545	180,571	425,681	323,013
Income tax provision (benefit)	42,815	(28,378)	87,994	(422)
Net income	$166,730	$208,949	$337,687	$323,435

Net income per share:
Basic	$0.80	$0.98	$1.60	$1.50
Diluted	$0.78	$0.96	$1.56	$1.48

Weighted-average number of common shares outstanding—basic	208,097	213,976	211,264	215,049
Weighted-average number of common and common equivalent shares outstanding—diluted	213,603	217,830	216,500	218,741

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018

Net income	$166,730	$208,949	$337,687	$323,435
Other comprehensive income (loss), net of tax (Note 14):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	72,000	(27,804)	150,023	(88,447)
Less: Reclassification adjustment for net gains (losses) included in net income	1,029	(1,336)	638	(4,468)
Net unrealized gains (losses) on investments	70,971	(26,468)	149,385	(83,979)
Net foreign currency translation adjustments	(3)	—	(3)	3
Other comprehensive income (loss), net of tax	70,968	(26,468)	149,382	(83,976)
Comprehensive income	$237,698	$182,481	$487,069	$239,459

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Common Stock
Balance, beginning of period	$230	$233	$231	$233
Issuance of common stock under incentive and benefit plans	1	1	1	1
Shares repurchased under share repurchase program (Note 13)	(8)	(3)	(9)	(3)
Balance, end of period	223	231	223	231

Treasury Stock
Balance, beginning of period	(895,321)	(894,191)	(894,870)	(893,888)
Repurchases of common stock under incentive plans	(6,098)	(419)	(6,549)	(722)
Balance, end of period	(901,419)	(894,610)	(901,419)	(894,610)

Additional Paid-in Capital
Balance, beginning of period	2,697,724	2,748,233	2,724,733	2,754,275
Issuance of common stock under incentive and benefit plans	1,689	146	2,758	1,579
Share-based compensation	6,255	7,094	9,950	9,622
Shares repurchased under share repurchase program (Note 13)	(165,865)	(40,047)	(197,638)	(50,050)
Balance, end of period	2,539,803	2,715,426	2,539,803	2,715,426

Retained Earnings
Balance, beginning of period	1,889,964	1,229,616	1,719,541	1,116,333
Cumulative effect of adopting accounting standard updates	—	—	—	(663)
Net income	166,730	208,949	337,687	323,435
Dividends declared	(519)	(533)	(1,053)	(1,073)
Balance, end of period	2,056,175	1,438,032	2,056,175	1,438,032

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	17,494	(31,475)	(60,920)	23,085
Cumulative effect of adopting accounting standard updates	—	—	—	2,948
Net unrealized gains (losses) on investments, net of tax	70,971	(26,468)	149,385	(83,979)
Net foreign currency translation adjustment, net of tax	(3)	—	(3)	3
Balance, end of period	88,462	(57,943)	88,462	(57,943)

Total Stockholders’ Equity	$3,783,244	$3,201,136	$3,783,244	$3,201,136

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$338,129	$300,822
Cash flows from investing activities:
Proceeds from sales of:
Fixed-maturities available for sale	568,351	348,082
Trading securities	111,713	16,639
Equity securities	39,818	82,701
Proceeds from redemptions of:
Fixed-maturities available for sale	184,464	219,825
Trading securities	35,852	33,849
Purchases of:
Fixed-maturities available for sale	(665,882)	(807,204)
Equity securities	(31,853)	(52,357)
Sales, redemptions and (purchases) of:
Short-term investments, net	(372,540)	(205,566)
Other assets and other invested assets, net	490	293
Purchases of property and equipment, net	(15,207)	(12,328)
Acquisitions, net of cash acquired	—	(634)
Net cash provided by (used in) investing activities	(144,794)	(376,700)
Cash flows from financing activities:
Dividends paid	(1,053)	(1,073)
Issuance of senior notes, net	442,937	—
Repayments and repurchases of senior notes	(508,017)	—
Issuance of common stock	1,268	810
Repurchases of common shares	(188,817)	(50,053)
Credit facility commitment fees paid	(471)	(405)
Change in secured borrowings, net (with terms less than 3 months)	11,563	119,631
Proceeds from secured borrowings (with terms greater than 3 months)	36,000	15,544
Repayments of secured borrowings (with terms greater than 3 months)	(14,550)	—
Repayments of other borrowings	(75)	(94)
Net cash provided by (used in) financing activities	(221,215)	84,360
Effect of exchange rate changes on cash and restricted cash	(4)	(1)
Increase (decrease) in cash and restricted cash	(27,884)	8,481
Cash and restricted cash, beginning of period	107,002	96,244
Cash and restricted cash, end of period	$79,118	$104,725

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
Mortgage Insurance
Our Mortgage Insurance segment provides credit-related insurance coverage, principally through private mortgage insurance on residential first-lien mortgage loans, as well as other credit risk management solutions, to mortgage lending institutions and mortgage credit investors. We provide our mortgage insurance products and services mainly through our wholly-owned subsidiary, Radian Guaranty. Private mortgage insurance plays an important role in the U.S. housing finance system because it promotes affordable home ownership and helps protect mortgage lenders, investors and other beneficiaries by mitigating default-related losses on residential mortgage loans. Generally, these loans are made to homebuyers who make down payments of less than 20% of the purchase price for their home or, in the case of refinancings, have less than 20% equity in their home. Private mortgage insurance also facilitates the sale of these low down payment loans in the secondary mortgage market, most of which are currently sold to the GSEs. Our total direct primary mortgage IIF and RIF were $230.8 billion and $59.1 billion, respectively, as of June 30, 2019.
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
To fully understand the basis of presentation, these interim financial statements and related notes contained herein should be read in conjunction with the audited financial statements and notes thereto included in our 2018 Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. Certain prior period amounts have been reclassified to conform to current period presentation.
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
Other Significant Accounting Policies
See Note 2 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for information regarding other significant accounting policies. There have been no significant changes in our significant accounting policies from those discussed in our 2018 Form 10-K, other than described below in “—Recent Accounting Pronouncements—Accounting Standards Adopted During 2019.”
Recent Accounting Pronouncements
Accounting Standards Adopted During 2019. We adopted ASU 2016-02, Leases, (“ASU 2016-02”) on January 1, 2019. Most significantly, this update requires a lessee to recognize, as of the lease commencement date, a liability to make lease payments and an asset with respect to its right to use the underlying asset for the lease term. Upon adoption for contracts in effect as of January 1, 2019, we recorded a lease liability of $73.5 million within other liabilities, and a right-of-use asset of $49.4 million within other assets, corresponding to the lease liability as adjusted for deferred rent and unamortized allowances and incentives of $24.1 million. We elected the optional transition method and the practical expedients for transitioning existing leases to the new standard as of the effective date. As a result of applying the practical expedients: (i) we did not reassess expired or existing contracts to determine if they contain additional leases; (ii) we did not reassess the lease classification for expired and existing leases; and (iii) we did not reassess initial direct costs for existing leases. Prior period amounts continue to be reported in accordance with our historic accounting under previous lease guidance.
With respect to leases entered into subsequent to the adoption of this ASU, we determine if an arrangement includes a lease at inception. If it does, we recognize a right-of-use asset and lease liability in other assets and other liabilities, respectively, in our condensed consolidated balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and are recognized net of any payments made or received from the lessor. Lease liabilities represent our obligation to make lease payments arising from the lease and are based on the present value of lease payments over the lease term. In determining the net present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date or as of our date of adoption, January 1, 2019.
Lease expense is recognized on a straight-line basis over the expected lease term. For lease agreements entered into after the adoption of this ASU that include lease and non-lease components, such components are generally not accounted for separately. We have elected the short-term exemption for contracts with lease terms of 12 months or less.
Our lease agreements primarily relate to operating leases for office space we use in our operations. Certain of our leases include renewal options and/or termination options that we did not consider in the determination of the right-of-use asset or the lease liability as we did not believe it was reasonably certain that we would exercise such options. Our lease agreements do not contain any variable lease payments, material residual value guarantees or material restrictive covenants. We do not have material sublease agreements. As of June 30, 2019, there were no leases that had not yet commenced but that created significant rights and obligations for us. See Note 12 for more information about our lease agreements.
We adopted ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs, on January 1, 2019. The new standard requires certain premiums on purchased callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount will not be impacted. The adoption of this update did not have a material effect on our financial statements and disclosures.
Accounting Standards Not Yet Adopted. In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, and issued subsequent amendments to the initial guidance. This ASU and the associated subsequent amendments require that financial assets measured at their amortized cost basis be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities are to be recorded through an allowance for credit losses, rather than a write-down of the asset, with the amount of the allowance limited to the amount by which fair value is less than amortized cost. This update is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This update is not applicable to credit losses associated with our mortgage insurance policies. We are currently evaluating the scope and impact on our financial statements and future disclosures as a result of this update.
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance. The new standard: (i) requires that assumptions used to measure the liability for future policy benefits be reviewed at least annually; (ii) defines and simplifies the

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

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
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software. This ASU requires the capitalization of implementation costs for activities performed in a cloud computing arrangement that is a service contract. The new standard aligns the accounting for implementation costs of hosting arrangements that are service contracts with the accounting for capitalizing internal-use software. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the potential impact of the adoption of this update and do not expect it to have a material effect on our financial statements and disclosures.
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Derivatives and Hedging, and Financial Instruments. This update to the accounting standards regarding financial instruments and derivatives and hedging clarifies the accounting treatment for the measurement of credit losses and provides further clarification on previously issued updates. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently in the process of evaluating the new standard.
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
The calculation of basic and diluted net income per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2019	2018	2019	2018
Net income—basic and diluted	$166,730	$208,949	$337,687	$323,435

Average common shares outstanding—basic	208,097	213,976	211,264	215,049
Dilutive effect of share-based compensation arrangements (1)	5,506	3,854	5,236	3,692
Adjusted average common shares outstanding—diluted	213,603	217,830	216,500	218,741

Net income per share:

Basic	$0.80	$0.98	$1.60	$1.50

Diluted	$0.78	$0.96	$1.56	$1.48
______________________

(1)
The following number of shares of our common stock equivalents issued under our share-based compensation arrangements were not included in the calculation of diluted net income per share because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Shares of common stock equivalents	168	484	168	351

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
We allocate to our Mortgage Insurance segment: (i) corporate expenses based on the segment’s forecasted annual percentage of total revenue, which approximates the estimated percentage of time spent on the segment; (ii) except as described below for periods prior to January 1, 2019, all interest expense; and (iii) all net investment income from corporate cash and investments. Prior to January 1, 2019, interest expense related to the Clayton Intercompany Note was allocated to our Services segment. Effective January 1, 2019, Radian Group recapitalized the Services segment with a capital contribution that enabled the Services segment to repay the Clayton Intercompany Note and its accumulated allocated interest expense associated with the note, and effective as of the same date, all interest expense is allocated to our Mortgage Insurance segment.
We allocate to our Services segment: (i) corporate expenses based on the segment’s forecasted annual percentage of total revenue, which approximates the estimated percentage of time spent on the segment and (ii) until January 1, 2019, the allocated interest expense related to the Clayton Intercompany Note as discussed above.
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

income (loss) excluding the effects of: (i) net gains (losses) on investments and other financial instruments; (ii) loss on extinguishment of debt; (iii) amortization and impairment of goodwill and other acquired intangible assets; and (iv) impairment of other long-lived assets and other non-operating items, such as losses from the sale of lines of business and acquisition-related expenses. See Note 4 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for detailed information regarding items excluded from adjusted pretax operating income (loss), including the reasons for their treatment.
Although adjusted pretax operating income (loss) excludes certain items that have occurred in the past and are expected to occur in the future, the excluded items represent those that are: (i) not viewed as part of the operating performance of our primary activities or (ii) not expected to result in an economic impact equal to the amount reflected in pretax income (loss).
The reconciliation of adjusted pretax operating income (loss) for our reportable segments to consolidated pretax income is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019		2018	2019		2018
Adjusted pretax operating income (loss):
Mortgage Insurance	$219,365	(1)	$197,440	$427,535	(1)	$369,151
Services	(3,526)		(6,431)	(9,626)		(14,039)
Total adjusted pretax operating income	215,839		191,009	417,909		355,112

Net gains (losses) on investments and other financial instruments	12,540		(7,404)	34,453		(26,291)
Loss on extinguishment of debt	(16,798)		—	(16,798)		—
Amortization and impairment of other acquired intangible assets	(2,139)		(2,748)	(4,326)		(5,496)
Impairment of other long-lived assets and other non-operating items	103		(286)	(5,557)		(312)
Consolidated pretax income	$209,545		$180,571	$425,681		$323,013

______________________

(1)
Includes a cumulative adjustment to unearned premiums recorded in the second quarter of 2019 related to an update to the amortization rates used to recognize revenue for Single Premium Policies, as further described below.

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
Our results for the second quarter of 2019 include a $32.9 million increase in net premiums earned and a $0.12 increase in net income per share due to a reduction in our unearned premiums, resulting from a cumulative adjustment related to an update to the amortization rates used to recognize revenue for Single Premium Policies. The update to our earned premium recognition factors also resulted in a $6.2 million reduction in other operating expenses and a $0.02 increase in net income per share in the second quarter of 2019 due to the acceleration of earned ceding commissions related to policies covered under our Single Premium QSR Program. This cumulative adjustment reflects a change in our estimate of the period over which we recognize premiums during the life of our mortgage insurance policies. We periodically review our premium recognition models, with any adjustments to the estimate reflected in current period income. See Note 2 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for additional information regarding our accounting policies for insurance premiums revenue recognition.
We updated the amortization rates due to the continuing increase in the significance of borrower-paid Single Premium Policies in our portfolio following our rate reductions on borrower-paid Single Premium Policies in 2018. Under the Homeowners Protection Act of 1998 (“HPA”), borrower-paid policies must be canceled automatically on the date the LTV is scheduled to reach 78% of the original value (or, if the loan is not current on that date, on the date that the loan becomes current). As a result, given the shift in our mix of Single Premium Policies toward more borrower-paid Single Premium Policies than lender-paid, the average anticipated term of our Single Premium IIF is declining compared to historical levels. We updated our analysis to reflect not only this anticipated effect of HPA cancellations on borrower-paid policies, but also changes in observed and projected loss patterns for both borrower-paid and lender-paid policies.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

Revenue
The reconciliation of our reportable segment revenues to consolidated revenues is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019		2018	2019		2018
Reportable segment revenues:
Mortgage Insurance	$340,520	(1)	$287,036	$647,159	(1)	$564,349
Services	42,981		40,510	79,028		74,676
Total reportable segment revenues	383,501		327,546	726,187		639,025
Add: Net gains (losses) on investments and other financial instruments	12,540		(7,404)	34,453		(26,291)
Less: Inter-segment revenues (2)	1,077		885	2,047		1,887
Total revenues	$394,964		$319,257	$758,593		$610,847
______________________

(1)
Includes a cumulative adjustment to unearned premiums recorded in the second quarter of 2019 related to an update to the amortization rates used to recognize revenue for Single Premium Policies, as further described above.

(2)	Inter-segment revenues included in the Services segment.
The accounting standard on revenue from contracts with customers is primarily applicable to our services revenue and is not applicable to our investments and insurance products, which represent the majority of our revenue. See Notes 1 and 2 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for additional information regarding our accounting policies and the services we offer.
The table below represents the disaggregation of services revenues from external customers, by type:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Services revenue
Mortgage Services	$17,220	$20,192	$32,313	$36,687
Real Estate Services	16,938	14,570	32,775	28,964
Title Services	5,145	2,066	6,968	4,341
Total services revenue	$39,303	$36,828	$72,056	$69,992

Our services revenues are recognized over time and measured each period based on the progress to date as services are performed and made available to customers. Our contracts with customers, including payment terms, are generally short-term in nature; therefore, any impact related to timing is immaterial. Revenue expected to be recognized in any future period related to remaining performance obligations, such as contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, is not material.
Revenue recognized related to services made available to customers and billed is reflected in accounts and notes receivable. Revenue recognized related to services performed and not yet billed is recorded in unbilled receivables and reflected in other assets. Deferred revenue represents advance payments received from customers in advance of revenue recognition. We have no material bad-debt expense. The following represents balances related to services revenue contracts as of the dates indicated:

(In thousands)	June 30, 2019	December 31, 2018
Accounts Receivable	$16,846	$15,461
Unbilled Receivables	21,725	19,917
Deferred Revenues	2,861	3,204

4. Fair Value of Financial Instruments
For discussion of our valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 of Notes to Consolidated Financial Statements in our 2018 Form 10-K.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

The following is a list of assets that are measured at fair value by hierarchy level as of June 30, 2019:

(In thousands)	Level I	Level II	Total
Assets at fair value
Investments:
Fixed-maturities available for sale:
U.S. government and agency securities	$49,929	$34,491	$84,420
State and municipal obligations	—	107,962	107,962
Corporate bonds and notes	—	2,249,315	2,249,315
RMBS	—	433,773	433,773
CMBS	—	571,923	571,923
Other ABS	—	661,089	661,089
Foreign government and agency securities	—	5,168	5,168
Total fixed-maturities available for sale	49,929	4,063,721	4,113,650

Trading securities:
State and municipal obligations	—	128,824	128,824
Corporate bonds and notes	—	155,793	155,793
RMBS	—	17,511	17,511
CMBS	—	34,889	34,889
Total trading securities	—	337,017	337,017

Equity securities	144,882	5,072	149,954

Short-term investments:
U.S. government and agency securities	142,206	—	142,206
State and municipal obligations	—	13,990	13,990
Money market instruments	262,466	—	262,466
Corporate bonds and notes	—	89,910	89,910
Other investments (1)	—	401,308	401,308
Total short-term investments	404,672	505,208	909,880

Total investments at fair value (2)	599,483	4,911,018	5,510,501

Other assets:
Loaned securities: (3)
U.S. government and agency securities	1,502	—	1,502
Corporate bonds and notes	—	23,011	23,011
Equity securities	4,551	—	4,551
Total assets at fair value (2)	$605,536	$4,934,029	$5,539,565
______________________

(1)	Comprising short-term certificates of deposit and commercial paper.

(2)	Does not include other invested assets of $2.8 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient.

(3)	Securities loaned to third-party borrowers under securities lending agreements are classified as other assets in our condensed consolidated balance sheets. See Note 5 for more information.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

The following is a list of assets that are measured at fair value by hierarchy level as of December 31, 2018:

(In thousands)	Level I	Level II	Total
Assets at fair value
Investments:
Fixed-maturities available for sale:
U.S. government and agency securities	$55,658	$28,412	$84,070
State and municipal obligations	—	138,313	138,313
Corporate bonds and notes	—	2,222,473	2,222,473
RMBS	—	332,142	332,142
CMBS	—	539,915	539,915
Other ABS	—	704,662	704,662
Total fixed-maturities available for sale	55,658	3,965,917	4,021,575

Trading securities:
State and municipal obligations	—	168,359	168,359
Corporate bonds and notes	—	228,152	228,152
RMBS	—	21,082	21,082
CMBS	—	51,478	51,478
Total trading securities	—	469,071	469,071

Equity securities	126,607	3,958	130,565

Short-term investments:
U.S. government and agency securities	133,657	—	133,657
State and municipal obligations	—	18,070	18,070
Money market instruments	95,132	—	95,132
Corporate bonds and notes	—	105,625	105,625
Other ABS	—	806	806
Other investments (1)	—	175,113	175,113
Total short-term investments	228,789	299,614	528,403

Total investments at fair value (2)	411,054	4,738,560	5,149,614

Other assets:
Loaned securities: (3)
U.S. government and agency securities	9,987	—	9,987
Corporate bonds and notes	—	7,818	7,818
Equity securities	10,055	—	10,055
Total assets at fair value (2)	$431,096	$4,746,378	$5,177,474
______________________

(1)	Comprising short-term certificates of deposit and commercial paper.

(2)	Does not include other invested assets of $3.4 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient.

(3)	Securities loaned to third-party borrowers under securities lending agreements are classified as other assets in our condensed consolidated balance sheets. See Note 5 for more information.
At June 30, 2019 and December 31, 2018, there were no material Level III assets measured at fair value and no Level III liabilities. There were no investment transfers to or from Level III for the three and six months ended June 30, 2019 or the year ended December 31, 2018. Activity related to Level III assets and liabilities (including realized and unrealized gains and losses,

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

purchases, sales, issuances, settlements and transfers) was immaterial for the three and six months ended June 30, 2019 and the year ended December 31, 2018.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected liabilities not carried at fair value in our condensed consolidated balance sheets were as follows as of the dates indicated:

	June 30, 2019		December 31, 2018
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Senior notes	$982,890	$1,016,661	$1,030,348	$1,007,687
FHLB advances	106,382	107,366	82,532	82,899

The fair value of our senior notes is estimated based on the quoted market prices for the same or similar instruments. The fair value of our FHLB advances is estimated based on expected cash flows for similar borrowings. These liabilities are categorized in Level II of the fair value hierarchy. See Note 11 for additional information on our senior notes and FHLB advances.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

5. Investments
Available for Sale Securities
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	June 30, 2019
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$84,807	$85,922	$1,151	$36
State and municipal obligations	100,214	107,962	7,750	2
Corporate bonds and notes	2,192,119	2,272,269	81,488	1,338
RMBS	425,138	433,773	10,060	1,425
CMBS	557,353	571,923	15,302	732
Other ABS	661,898	661,089	2,166	2,975
Foreign government and agency securities	5,088	5,168	80	—
Total securities available for sale, including loaned securities	4,026,617	4,138,106	$117,997	$6,508
Less: loaned securities	23,250	24,456
Total fixed-maturities available for sale	$4,003,367	$4,113,650

	December 31, 2018
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$85,532	$84,070	$46	$1,508
State and municipal obligations	138,022	138,313	2,191	1,900
Corporate bonds and notes	2,288,720	2,229,885	5,053	63,888
RMBS	334,843	332,142	1,785	4,486
CMBS	546,729	539,915	544	7,358
Other ABS	712,748	704,662	814	8,900
Total securities available for sale, including loaned securities	4,106,594	4,028,987	$10,433	$88,040
Less: loaned securities	7,632	7,412
Total fixed-maturities available for sale	$4,098,962	$4,021,575

Gross Unrealized Losses and Fair Value of Available for Sale Securities
For securities deemed “available for sale” and that are in an unrealized loss position, the following tables show the gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of June 30, 2019 and December 31, 2018 are loaned securities under securities lending agreements that are classified as other assets in our condensed consolidated balance sheets, as further described below.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

	June 30, 2019
($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	—	$—	$—	4	$12,370	$36	4	$12,370	$36
State and municipal obligations	1	3,249	1	1	999	1	2	4,248	2
Corporate bonds and notes	19	82,685	586	27	102,857	752	46	185,542	1,338
RMBS	1	32	1	24	58,905	1,424	25	58,937	1,425
CMBS	16	33,267	555	10	6,751	177	26	40,018	732
Other ABS	42	198,836	1,188	44	167,724	1,787	86	366,560	2,975
Total	79	$318,069	$2,331	110	$349,606	$4,177	189	$667,675	$6,508

	December 31, 2018
($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	2	$27,415	$796	8	$23,476	$712	10	$50,891	$1,508
State and municipal obligations	12	41,263	955	16	39,982	945	28	81,245	1,900
Corporate bonds and notes	330	1,208,430	36,284	126	601,533	27,604	456	1,809,963	63,888
RMBS	15	92,315	782	28	77,395	3,704	43	169,710	4,486
CMBS	62	328,696	3,973	33	125,728	3,385	95	454,424	7,358
Other ABS	129	503,109	7,917	26	89,628	983	155	592,737	8,900
Total	550	$2,201,228	$50,707	237	$957,742	$37,333	787	$3,158,970	$88,040

Although we held available for sale securities in an unrealized loss position as of June 30, 2019, we did not consider those securities to be other-than-temporarily impaired as of such date. For all investment categories, the unrealized losses of 12 months or greater duration as of June 30, 2019 were generally caused by interest rate or credit spread movements since the purchase date, and as such, we expect to recover the amortized cost basis of these securities. As of June 30, 2019, we did not have the intent to sell any available for sale securities in an unrealized loss position, and we determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis, which may be at maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at June 30, 2019.
Other-than-temporary Impairment Activity. To the extent we determine that a security is deemed to have had an other-than-temporary impairment, an impairment loss is recognized. We recognized no other-than-temporary impairment losses in earnings during the six months ended June 30, 2019 and $0.8 million of other-than-temporary impairment losses in earnings for the six months ended June 30, 2018. There were no other-than-temporary impairment losses recognized in accumulated other comprehensive income (loss) for those periods.
Securities Lending Agreements
We participate in a securities lending program whereby we loan certain securities in our investment portfolio to third-party borrowers for short periods of time. Although we report such securities at fair value within other assets in our condensed consolidated balance sheets, rather than within investments, the detailed information we provide in this Note 5 includes these securities. See Note 4 for additional detail on the loaned securities, and see Notes 2 and 6 of Notes to Consolidated Financial

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

Statements in our 2018 Form 10-K for additional information about our accounting policies with respect to our securities lending agreements and the collateral requirements thereunder, respectively.
All of our securities lending agreements are classified as overnight and revolving. Securities collateral on deposit with us from third-party borrowers totaling $9.0 million and $16.8 million as of June 30, 2019 and December 31, 2018, respectively, may not be transferred or re-pledged unless the third-party borrower is in default, and is therefore not reflected in our condensed consolidated financial statements.
Net Gains (Losses) on Investments
Net gains (losses) on investments consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net realized gains (losses):
Fixed-maturities available for sale (1)	$1,303	$(1,691)	$808	$(4,811)
Trading securities	274	(112)	(410)	(650)
Equity securities	—	498	(680)	640
Other investments	144	217	316	291
Net realized gains (losses) on investments	1,721	(1,088)	34	(4,530)
Other-than-temporary impairment losses	—	—	—	(844)
Net unrealized gains (losses) on investments	9,117	(5,733)	28,586	(18,537)
Total net gains (losses) on investments	$10,838	$(6,821)	$28,620	$(23,911)

______________________
(1)Components of net realized gains (losses) on fixed-maturities available for sale include:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Gross investment gains from sales and redemptions	$2,064	$419	$6,229	$1,017
Gross investment losses from sales and redemptions	(761)	(2,110)	(5,421)	(5,828)

The net changes in unrealized gains (losses) recognized in earnings on investments that were still held at each period-end were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net unrealized gains (losses) on investments still held:
Trading securities	$7,608	$(5,816)	$15,027	$(16,755)
Equity securities	1,404	224	8,600	(702)
Other investments	138	89	7	212
Net unrealized gains (losses) on investments still held	$9,150	$(5,503)	$23,634	$(17,245)

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

Contractual Maturities
The contractual maturities of fixed-maturities available for sale were as follows:

	June 30, 2019
	Available for Sale
(In thousands)	Amortized Cost	Fair Value
Due in one year or less (1)	$102,282	$102,313
Due after one year through five years (1)	863,246	878,955
Due after five years through 10 years (1)	1,041,249	1,087,023
Due after 10 years (1)	375,451	403,030
RMBS (2)	425,138	433,773
CMBS (2)	557,353	571,923
Other ABS (2)	661,898	661,089
Total	4,026,617	4,138,106
Less: loaned securities	23,250	24,456
Total fixed-maturities available for sale	$4,003,367	$4,113,650
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS and Other ABS are shown separately, as they are not due at a single maturity date.
Other
For the six months ended June 30, 2019, we did not transfer any securities from the available for sale or trading categories.
Our fixed-maturities available for sale include securities totaling $112.6 million and $88.4 million at June 30, 2019 and December 31, 2018, respectively, serving as collateral for our FHLB advances. See Note 11 for additional information about our FHLB advances.
Our fixed-maturities available for sale include securities totaling $16.8 million and $17.6 million at June 30, 2019 and December 31, 2018, respectively, on deposit and serving as collateral with various state regulatory authorities.
6. Goodwill and Other Acquired Intangible Assets, Net
All of our goodwill and other acquired intangible assets relate to our Services segment. The purchase price allocation for the acquisition of Five Bridges in December 2018 was finalized in the first quarter of 2019. In comparison to the preliminary fair value amounts recorded as of December 31, 2018, the final calculations resulted in: (i) an increase in goodwill of $0.5 million and (ii) decreases in intangible assets of $0.4 million related to technology and $0.1 million related to client relationships.
The following table shows the changes in the carrying amount of goodwill for the year-to-date periods ended December 31, 2018 and June 30, 2019:

(In thousands)	Goodwill	Accumulated Impairment Losses	Net
Balance at December 31, 2017	$197,391	$(186,469)	$10,922
Goodwill acquired	3,170	—	3,170
Balance at December 31, 2018	200,561	(186,469)	14,092
Goodwill acquired	538	—	538
Balance at June 30, 2019	$201,099	$(186,469)	$14,630

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

The following is a summary of the gross and net carrying amounts and accumulated amortization of our other acquired intangible assets as of the periods indicated:

	June 30, 2019
(In thousands)	Original Amount Acquired	Accumulated Amortization and Impairment	Net Carrying Amount
Client relationships	$83,860	$(51,257)	$32,603
Technology	16,964	(13,978)	2,986
Trade name and trademarks	8,340	(4,296)	4,044
Non-competition agreements	185	(181)	4
Licenses	463	(58)	405
Total	$109,812	$(69,770)	$40,042

	December 31, 2018
(In thousands)	Original Amount Acquired	Accumulated Amortization and Impairment	Net Carrying Amount
Client relationships	$84,000	$(48,227)	$35,773
Technology	17,362	(13,141)	4,221
Trade name and trademarks	8,340	(3,864)	4,476
Non-competition agreements	185	(177)	8
Licenses	463	(35)	428
Total	$110,350	$(65,444)	$44,906

For additional information on our accounting policies for goodwill and other acquired intangible assets, see Notes 2 and 7 of Notes to Consolidated Financial Statements in our 2018 Form 10-K.
7. Reinsurance
In our mortgage insurance and title insurance businesses, we use reinsurance as part of our risk distribution strategy, including to manage our capital position and risk profile. See Note 8 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for more information about our use of reinsurance in our title insurance business.
The reinsurance arrangements for our mortgage insurance business include premiums ceded under the QSR Program, the Single Premium QSR Program and the Excess-of-Loss Program.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

The effect of all of our reinsurance programs on our net income is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019		2018	2019		2018
Net premiums written—insurance:
Direct	$279,991		$284,713	$541,022		$541,312
Assumed (1)	2,475		1,504	4,920		2,816
Ceded (2)	(14,289)		(31,883)	(24,445)		(51,814)
Net premiums written—insurance	$268,177		$254,334	$521,497		$492,314

Net premiums earned—insurance:
Direct	$333,791	(3)	$266,512	$614,014	(3)	$523,943
Assumed (1)	2,481		1,510	4,931		2,828
Ceded (2)	(37,106)	(3)	(16,678)	(56,267)	(3)	(32,877)
Net premiums earned—insurance	$299,166	(3)	$251,344	$562,678	(3)	$493,894

Ceding commissions earned	$16,353	(3)	$8,539	$25,038	(3)	$17,355
Ceded losses	1,868		1,019	3,555		2,165

______________________

(1)	Includes premiums earned from our participation in certain Front-end and Back-end credit risk transfer programs.

(2)	Net of profit commission.

(3)
Includes a cumulative adjustment to unearned premiums recorded in the second quarter of 2019 related to an update to the amortization rates used to recognize revenue for Single Premium Policies. See Note 3 for further information.

QSR Program
In 2012, Radian Guaranty entered into the QSR Program with a third-party reinsurance provider. Radian Guaranty has ceded the maximum amount permitted under the QSR Program and is no longer ceding additional NIW under this program. RIF ceded under the QSR Program was $0.8 billion and $1.0 billion as of June 30, 2019 and 2018, respectively.
Single Premium QSR Program
In the first quarter of 2016, Radian Guaranty entered into the 2016 Single Premium QSR Agreement with a panel of third-party reinsurers. As of January 1, 2018, Radian Guaranty is no longer ceding additional NIW under this arrangement. RIF ceded under the 2016 Single Premium QSR Agreement was $5.9 billion and $6.6 billion as of June 30, 2019 and 2018, respectively.
In October 2017, Radian Guaranty entered into the 2018 Single Premium QSR Agreement with a panel of third-party reinsurers. Under the 2018 Single Premium QSR Agreement, we expect to cede up to 65% of our Single Premium NIW beginning with the business written in January 2018, subject to certain conditions that may affect the amount ceded, including a limitation on ceded premiums written equal to $335 million for policies issued between January 1, 2018 and December 31, 2019. Notwithstanding this limitation, the parties may mutually agree to amend the agreement, including with respect to any limitations on the amounts of insurance that may be ceded. RIF ceded under the 2018 Single Premium QSR Agreement was $2.6 billion and $1.0 billion as of June 30, 2019 and 2018, respectively.
Excess-of-Loss Program
Since the fourth quarter of 2018, Radian Guaranty has entered into two fully collateralized reinsurance arrangements with the Eagle Re Issuers. Total ceded premiums earned under our Excess-of-Loss Program were $7.7 million and $10.9 million for the three and six months ended June 30, 2019, respectively.
The Eagle Re 2018-1 reinsurance agreement, entered into in November 2018, provides for up to $434.0 million of aggregate excess-of-loss reinsurance coverage for a specified percentage of mortgage insurance losses on new defaults on an existing portfolio of eligible Recurring Premium Policies issued between January 1, 2017 and December 31, 2017, with an initial RIF of $9.1 billion. In addition, Radian Guaranty entered into a separate excess-of-loss reinsurance agreement for up to $21.4 million of coverage, representing a pro rata share of the credit risk alongside the risk assumed by Eagle Re 2018-1 on

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

those Recurring Premium Policies. Eagle Re 2018-1 financed its coverage by issuing mortgage insurance-linked notes in an aggregate amount of $434.0 million to eligible third-party capital markets investors in an unregistered private offering.
The Eagle Re 2019-1 reinsurance agreement, entered into in April 2019, provides for up to $562.0 million of aggregate excess-of-loss reinsurance coverage for a specified percentage of mortgage insurance losses on new defaults on an existing portfolio of eligible Recurring Premium Policies issued between January 1, 2018 and December 31, 2018, with an initial RIF of $10.7 billion. Eagle Re 2019-1 financed its coverage by issuing mortgage insurance-linked notes in an aggregate amount of $562.0 million to eligible third-party capital markets investors in an unregistered private offering.
The aggregate excess-of-loss reinsurance coverage for these transactions decreases over a ten-year period as the principal balances of the underlying covered mortgages decrease and as claims are paid by the applicable Eagle Re Issuer or the mortgage insurance is canceled. The outstanding reinsurance coverage amount will begin amortizing after an initial period in which a target level of credit enhancement is obtained and will stop amortizing if certain thresholds are reached, such as if the reinsured mortgages were to experience an elevated level of delinquencies or certain credit enhancement tests were not maintained. Radian Guaranty has rights to terminate the reinsurance agreements upon the occurrence of certain events.
The Eagle Re Issuers are not subsidiaries or affiliates of Radian Guaranty. Based on the accounting guidance that addresses VIEs, we have not consolidated any of the Eagle Re Issuers in our consolidated financial statements, because Radian does not have: (i) the power to direct the activities that most significantly affect the Eagle Re Issuers’ economic performances or (ii) the obligation to absorb losses or the right to receive benefits from the Eagle Re Issuers that potentially could be significant to the Eagle Re Issuers. See Note 2 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for more information on our accounting treatment of VIEs.
The Eagle Re Issuers represent our only VIEs as of June 30, 2019. The following table presents the total assets of the Eagle Re Issuers as well as Radian Guaranty’s maximum exposure to loss associated with each Eagle Re Issuer, as of the dates indicated.

	At June 30, 2019
		Maximum Exposure to Loss
(In thousands)	Total VIE Assets (1)	On - Balance Sheet		Off - Balance Sheet (2)	Total
Eagle Re 2018-1	$434,034	$557	(3)	$434,034	$434,591
Eagle Re 2019-1	562,036	410	(3)	562,036	562,446
Total	$996,070	$967		$996,070	$997,037

	At December 31, 2018
		Maximum Exposure to Loss
(In thousands)	Total VIE Assets (1)	On - Balance Sheet		Off - Balance Sheet (2)	Total
Eagle Re 2018-1	$434,034	$1,114	(3)	$434,034	$435,148
Total	$434,034	$1,114		$434,034	$435,148
______________________

(1)
Assets held by the Eagle Re Issuers are required to be invested in U.S. government money market funds, cash or U.S. Treasury securities. Liabilities of the Eagle Re Issuers consist of their mortgage insurance-linked notes, described above.

(2)
Represents Radian Guaranty’s maximum exposure to loss in the event the VIE is unable to meet its obligations to us and our insurance subsidiaries would be liable to make claims payments to our policyholders. In the event that all of the assets in the reinsurance trust (consisting of U.S. government money market funds, cash or U.S. Treasury securities) were to lose their value and the VIE is unable to make its payments to us, our maximum potential loss would be the amount of mortgage insurance claim payments for losses on the insured policies, net of the aggregate reinsurance payments already received, up to the full aggregate excess-of-loss reinsurance coverage amount. In the same scenario, the related embedded derivative would no longer have value.

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

liable for any defaulted amounts. However, in all of our reinsurance transactions, the reinsurers have established a trust to help secure our potential cash recoveries. In addition, for the Single Premium QSR Program, Radian Guaranty holds amounts received from ceded premiums written to collateralize the reinsurers’ obligations, which are reported in reinsurance funds withheld on our condensed consolidated balance sheets. Any loss recoveries and profit commissions paid to Radian Guaranty related to the Single Premium QSR Program are expected to be realized from this account.
See Note 8 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for more information about our reinsurance transactions.
8. Other Assets
The following table shows the components of other assets as of the dates indicated:

(In thousands)	June 30, 2019	December 31, 2018
Company-owned life insurance	$101,988	$83,377
Prepaid federal income taxes (Note 9)	55,000	—
Internal-use software (1)	53,631	51,367
Right-of-use assets (2)	44,844	—
Property and equipment (3)	35,742	37,090
Accrued investment income	32,119	34,878
Loaned securities (Note 5)	29,064	27,860
Unbilled receivables	21,725	19,917
Deferred policy acquisition costs	18,546	17,311
Reinsurance recoverables	16,841	14,402
Current federal income tax receivable (4)	—	44,506
Other	20,736	36,992
Total other assets	$430,236	$367,700
______________________

(1)
Internal-use software, at cost, has been reduced by accumulated amortization of $66.6 million and $60.3 million at June 30, 2019 and December 31, 2018, respectively, as well as $3.8 million of impairment charges in the six months ended June 30, 2019, and $5.1 million of impairment charges in 2018. Amortization expense was $3.4 million and $2.9 million for the three-month periods ended June 30, 2019 and 2018, respectively, and $6.5 million and $5.7 million for the six-month periods ended June 30, 2019 and 2018, respectively.

(2)
Represents right-of-use assets recognized as a result of our adoption, as of January 1, 2019, of the new accounting and disclosure requirements for leases of property, plant and equipment. See Note 1 for additional information. Right-of-use assets are shown less accumulated amortization of $4.6 million at June 30, 2019.

(3)
Property and equipment at cost, less accumulated depreciation of $66.2 million and $62.9 million at June 30, 2019 and December 31, 2018, respectively. Depreciation expense was $1.9 million for both the three-month periods ended June 30, 2019 and 2018, and $4.0 million and $3.8 million for the six-month periods ended June 30, 2019 and 2018, respectively.

(4)
During the six months ended June 30, 2019, current federal income tax receivable was reduced by our receipt of the remaining $57.2 million refund from amounts on deposit with the IRS related to the settlement of the IRS Matter.

9. Income Taxes
Certain entities within our consolidated group have generated deferred tax assets of approximately $63.6 million, relating primarily to state and local NOL carryforwards, which, if unutilized, will expire during various future tax periods. We are required to establish a valuation allowance against our deferred tax assets when it is more likely than not that all or some portion of our deferred tax assets will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our deferred tax assets will be realized in future periods. We have determined that certain entities within Radian may continue to generate taxable losses on a separate company basis in the near term and may not be able to fully utilize certain of their state and local NOLs on their state and local tax returns. Therefore,

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

with respect to deferred tax assets relating to these state and local NOLs and other state timing adjustments, we retained a valuation allowance of $62.0 million at June 30, 2019.
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
As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under IRC Section 832(e) for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the U.S. Treasury in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. As of June 30, 2019, we held $55.0 million of T&L Bonds, included in other assets in our condensed consolidated balance sheets, resulting in the recognition of a deferred tax liability and a decrease in our net deferred tax asset.
For additional information on our income taxes, including our accounting policies, see Notes 2 and 10 of Notes to Consolidated Financial Statements in our 2018 Form 10-K.
10. Losses and Loss Adjustment Expense
Our reserve for losses and LAE, at the end of each period indicated, consisted of:

(In thousands)	June 30, 2019	December 31, 2018
Mortgage insurance loss reserves	$401,294	$397,891
Services loss reserves (1)	3,984	3,470
Total reserve for losses and LAE	$405,278	$401,361
______________________

(1)
A majority of this amount is subject to reinsurance, with the related reinsurance recoverables reported in other assets in our condensed consolidated balance sheets, and relates to Radian Title Insurance. For all periods presented, total incurred losses and paid claims for Radian Title Insurance were not material. See Note 8 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for additional information about our use of reinsurance in our title insurance business.

The following table presents information relating to our mortgage insurance reserve for losses, including our IBNR reserve and LAE, but excluding our second-lien mortgage loan premium deficiency reserve, for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2019	2018
Balance at beginning of period	$397,891	$507,588
Less: Reinsurance recoverables (1)	11,009	8,350
Balance at beginning of period, net of reinsurance recoverables	386,882	499,238
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	73,494	67,286
Prior years	(5,617)	(11,311)
Total incurred	67,877	55,975
Deduct: Paid claims and LAE related to:
Current year (2)	507	1,091
Prior years	66,510	115,369
Total paid	67,017	116,460
Balance at end of period, net of reinsurance recoverables	387,742	438,753
Add: Reinsurance recoverables (1)	13,552	9,341
Balance at end of period	$401,294	$448,094
______________________

(1)	Related to ceded losses recoverable, if any, on reinsurance transactions. See Note 7 for additional information.

(2)
Related to underlying defaulted loans with a most recent default notice dated in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

Reserve Activity
2019 Activity
Reserves established for new default notices were the primary driver of our total incurred losses for the six months ended June 30, 2019, and they were primarily impacted by the number of new primary default notices received in the period and our related gross Default to Claim Rate assumption applied to those new defaults, which was 8.0% as of June 30, 2019. Our provision for losses during the first six months of 2019 was positively impacted by favorable reserve development on prior year defaults. This favorable development was primarily driven by a reduction during the period in certain Default to Claim Rate assumptions for these prior year defaults compared to the assumptions used at December 31, 2018, partially offset by a $19.4 million increase in our IBNR reserve estimate in the three months ended June 30, 2019. The increase in our IBNR reserve

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

estimate is related to previously disclosed legal proceedings involving challenges from certain servicers regarding our Loss Mitigation Activities, which challenges may result in the reversal of certain decisions regarding prior Rescissions, Claim Denials or Claim Curtailments. See Note 12 for additional information.
Total claims paid decreased for the six months ended June 30, 2019, compared to the same period in 2018. The decrease in claims paid is consistent with the ongoing decline in the outstanding default inventory.
2018 Activity
Our mortgage insurance loss reserves at June 30, 2018 declined as compared to December 31, 2017, primarily as a result of the amount of paid claims outpacing losses incurred related to new default notices reported in the current year. Reserves established for new default notices were the primary driver of our total incurred loss for the six months ended June 30, 2018, and they were primarily impacted by the number of new primary default notices received in the period and our related gross Default to Claim Rate assumption applied to those new defaults, which was 9.0% as of June 30, 2018. The provision for losses during the first six months of 2018 was positively impacted by favorable reserve development on prior year defaults, which was primarily driven by a reduction during the period in certain Default to Claim Rate assumptions for these prior year defaults compared to the assumptions used at December 31, 2017. The reductions in Default to Claim Rate assumptions resulted from observed trends, primarily higher Cures than were previously estimated.
Mortgage Insurance Reserve Assumptions
Default to Claim Rate
Our aggregate weighted-average net Default to Claim Rate assumption (net of Claim Denials and Rescissions) used in estimating our primary reserve for losses was 33% at both June 30, 2019 and December 31, 2018. As of June 30, 2019 our gross Default to Claim Rate assumptions on our primary portfolio ranged from 8.0% for new defaults, up to 68% for defaults not in foreclosure stage, and 72% for Foreclosure Stage Defaults. See Notes 2 and 11 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for additional information about our mortgage insurance reserve assumptions and Loss Mitigation Activities.
11. Borrowings and Financing Activities
The carrying value of our debt at June 30, 2019 and December 31, 2018 was as follows:

(In thousands)	June 30, 2019	December 31, 2018
Senior notes:
5.500% Senior Notes due 2019	$—	$158,324
5.250% Senior Notes due 2020	26,852	232,729
7.000% Senior Notes due 2021	69,857	195,867
4.500% Senior Notes due 2024	443,931	443,428
4.875% Senior Notes due 2027	442,250	—
Total senior notes	$982,890	$1,030,348

FHLB advances:
FHLB advances due 2019	$72,400	$60,550
FHLB advances due 2020	2,991	2,991
FHLB advances due 2021	14,000	8,000
FHLB advances due 2022	6,000	—
FHLB advances due 2023	8,995	8,995
FHLB advances due 2024	1,996	1,996
Total FHLB advances	$106,382	$82,532

Repayment and Extinguishment of Debt
Repayment of Senior Notes due 2019
In accordance with the terms of the notes under the related indenture, we retired the remaining aggregate principal amount of $158.6 million of outstanding Senior Notes due 2019 upon their maturity in June 2019.
Repurchases of Senior Notes due 2020 and 2021
During the second quarter of 2019, pursuant to cash tender offers to purchase any and all of our outstanding Senior Notes due 2020 and 2021, we purchased aggregate principal amounts of $207.2 million and $127.3 million of our Senior Notes due 2020 and 2021, respectively. We funded the purchases with $351.8 million in cash (which includes accrued and unpaid interest due on the purchased notes). These purchases resulted in a loss on extinguishment of debt of $16.8 million. Following these purchases, the remaining principal amount outstanding on the Senior Notes due 2020 and 2021 at June 30, 2019 was $27.0 million and $70.4 million, respectively.
On June 20, 2019, Radian Group announced its intention to redeem, and on July 25, 2019, it redeemed the remaining $27.0 million of aggregate principal amount of Senior Notes due 2020, in accordance with the terms of the related indenture. The aggregate redemption amount paid was $27.8 million, which includes accrued interest through the redemption date.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

Senior Notes due 2027
In June 2019, we issued $450 million aggregate principal amount of Senior Notes due 2027 and received net proceeds of $442.2 million. These notes mature on March 15, 2027 and bear interest at a rate of 4.875% per annum, payable semi-annually on March 15 and September 15 of each year, with interest payments commencing on March 15, 2020.
We have the option to redeem these notes, in whole or in part, at any time, or from time to time, prior to September 15, 2026 (the date that is six months prior to the maturity date of the notes) (the “Par Call Date”), at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the notes to be redeemed and (ii) the make-whole amount, which is the sum of the present values of the remaining scheduled payments of principal and interest in respect of the notes to be redeemed from the redemption date to the Par Call Date discounted to the redemption date at the applicable treasury rate plus 50 basis points, plus, in each case, accrued and unpaid interest thereon to, but excluding, the redemption date. At any time on or after the Par Call Date, we may, at our option, redeem the notes in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the redemption date.
The indenture governing the Senior Notes due 2027 contains covenants customary for securities of this nature, including covenants related to the payments of the notes, reports to be provided, compliance certificates to be issued and the ability to modify the covenants. Additionally, the indenture includes covenants restricting us from encumbering the capital stock of a designated subsidiary (as defined in the indenture for the notes) or disposing of any capital stock of any designated subsidiary unless either all of the stock is disposed of or we retain more than 80% of the stock.
FHLB Advances
Principal on FHLB advances is due at maturity. For obligations with original maturities greater than or equal to 90 days, we may prepay the debt at any time, subject to a prepayment fee calculation. See Note 13 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for additional information about our FHLB advances.
Revolving Credit Facility
Radian Group has in place a $267.5 million unsecured revolving credit facility with a syndicate of bank lenders, which is scheduled to expire on October 16, 2020. At June 30, 2019, Radian Group was in compliance with all of the credit facility covenants, and there were no amounts outstanding. For more information regarding our revolving credit facility, including certain of its terms and covenants, see Note 13 of Notes to Consolidated Financial Statements in our 2018 Form 10-K.
12. Commitments and Contingencies
We are routinely involved in a number of legal actions and proceedings, including litigation and other disputes arising in the ordinary course of our business. The legal and regulatory matters discussed below and in our 2018 Form 10-K could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. Management believes, based on current knowledge and after consultation with counsel, that the outcome of such actions will not have a material adverse effect on our consolidated financial condition. The outcome of litigation and other legal and regulatory matters and proceedings is inherently uncertain, and it is possible that one or more of the matters currently pending or threatened could have an adverse effect on our liquidity, financial condition or results of operations for any particular period.
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

seeking payment of insurance benefits on approximately 2,500 certificates that Ocwen was previously pursuing through the Amended Filings; and (3) agreed to resolve the remaining dispute through the Arbitration. The Arbitration is proceeding, and Radian continues to defend against Ocwen’s claims vigorously.
On August 31, 2018, Nationstar Mortgage LLC d/b/a Mr. Cooper (“Nationstar”) filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against Radian Guaranty (the “Complaint”) alleging breach of contract, bad faith, unjust enrichment and conversion claims and seeking monetary damages and declaratory relief. The Complaint lists 3,014 mortgage insurance certificates issued under multiple insurance policies as subject to disputes involving insurance coverage decisions. The Complaint further lists 2,231 mortgage insurance certificates issued under multiple insurance policies as subject to disputes involving premium refund requests. Radian Guaranty believes that Nationstar’s allegations and claims in the legal proceedings described above are without merit and legally deficient, and plans to defend against these claims vigorously. In December 2018, Radian Guaranty filed a motion to dismiss the Complaint. In March 2019, the trial judge issued an Order granting in part, and denying in part, our motion to dismiss, and dismissed Nationstar’s unjust enrichment and conversion claims. In May 2019, Radian Guaranty filed an answer, with affirmative defenses and counterclaims, in response to the Complaint.
In the second quarter of 2019, the Company increased its IBNR reserve estimate by $19.4 million related to our best estimate of our probable loss in connection with the above legal proceedings. While Radian believes it has substantial defenses in these matters and intends to continue to defend against these claims vigorously, it is not feasible to predict the ultimate outcome of these disputes, and the Company could in the future be required to pay amounts as a result of settlements or decisions in these matters, potentially in excess of accruals.
We also are periodically subject to reviews and audits, as well as inquiries, information-gathering requests and investigations. In connection with these matters, from time to time we receive requests and subpoenas seeking information and documents related to aspects of our business.
Our Master Policies establish the timeline within which any suit or action arising from any right of an insured under the policy generally must be commenced. In general, any suit or action arising from any right of an insured under the policy must be commenced within two years after such right first arose for primary insurance and within three years for certain other policies, including certain Pool Insurance policies. Although we believe that our Loss Mitigation Activities are justified under our policies, from time to time we face challenges from certain lender and servicer customers regarding our Loss Mitigation Activities. These challenges could result in additional arbitration or judicial proceedings and we may need to reassume the risk on, and increase loss reserves for, the associated policies or pay additional claims. See Note 10 for additional information.
Lease Liability
Our lease liability represents the present value of future lease payments over the lease term. Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate, on a collateralized basis, to discount the lease payments based on information available at lease commencement. Our leases expire periodically through August 2032, and contain provisions for scheduled periodic rent increases. We estimate the incremental borrowing rate based on the yields of Radian Group corporate bonds, as adjusted to reflect a collateralized borrowing rate. While the majority of our lease population expires within one year of one of the Radian Group corporate bonds, our more significant leases do not. For those leases, we adjust the corporate bond rate for both U.S. Treasury rate yields and a corporate spread adjustment determined from recent market data, resulting in discount rates ranging from 4.22% to 7.08%.

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

($ in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost
Operating lease cost	$2,347	$4,666
Short-term lease cost	52	75
Total lease cost	$2,399	$4,741

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2,639)	$(5,276)

($ in thousands)	June 30, 2019
Operating leases:
Operating lease right-of-use assets (1)	$44,844
Operating lease liabilities (2)	68,359

Weighted-average remaining lease term - operating leases (in years)	10.22 years

Weighted-average discount rate - operating leases	6.76%

Remaining maturities of lease liabilities for the remainder of 2019 and thereafter is as follows:
2019	$5,234
2020	10,424
2021	9,961
2022	10,136
2023	10,275
2024 and thereafter	56,542
Total lease payments	102,572
Less: Imputed interest	(34,213)
Present value of lease liabilities (2)	$68,359
______________________

(1)	Classified in other assets in our condensed consolidated balance sheets. See Note 8.

(2)	Classified in other liabilities in our condensed consolidated balance sheets.
Pursuant to the previous lease accounting standard, rent expense for the three and six months ended June 30, 2018 was $2.2 million and $4.3 million, respectively. Our commitment for non-cancelable leases in future years as of December 31, 2018 was as follows (in thousands):

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
See Note 1 herein for additional information about our leases and Note 14 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for further information regarding our commitments and contingencies and our accounting policies for contingencies.
13. Capital Stock
Share Repurchase Program
On August 16, 2018, Radian Group’s board of directors approved a share repurchase program that authorized the Company to repurchase up to $100 million of its common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. On March 20, 2019, Radian Group’s board of directors approved a $150 million increase in authorization for this program, bringing the total authorization to repurchase shares up to $250 million, excluding commissions. Radian operated this program pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which permitted the company to purchase shares, at pre-determined price targets, when it may have otherwise been precluded from doing so. During the three and six months ended June 30, 2019, the Company purchased 7,470,332 and 9,017,006 shares, respectively, at an average price of $22.20 and $21.92 per share, respectively, including commissions. As of June 30, 2019, purchase authority of up to $52.5 million remained available under this program. In July 2019, the Company completed the repurchase authorization under this share repurchase program by purchasing an additional 2,241,568 shares of its common stock at an average price of $23.43 per share, including commissions. Over the course of this program, the Company repurchased a total of 11,258,574 shares, or 5.3% of the shares outstanding at the beginning of the program.
Other Purchases
We may purchase shares on the open market to settle stock options exercised by employees and purchases under our Employee Stock Purchase Plan. In addition, upon the vesting of certain restricted stock awards under our equity compensation plans, we may withhold from such vested awards shares of our common stock to satisfy the tax liability of the award recipients.
Dividends Paid
During the first and second quarters of 2019 and each of the quarters in 2018, we declared quarterly cash dividends on our common stock equal to $0.0025 per share.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

14. Accumulated Other Comprehensive Income (Loss)
The following table shows the rollforward of accumulated other comprehensive income (loss) as of the periods indicated:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$22,144	$4,650	$17,494	$(77,114)	$(16,194)	$(60,920)
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	91,140	19,140	72,000	189,903	39,880	150,023
Less: Reclassification adjustment for net gains (losses) included in net income (1)	1,303	274	1,029	808	170	638
Net unrealized gains (losses) on investments	89,837	18,866	70,971	189,095	39,710	149,385
Unrealized foreign currency translation adjustments	(4)	(1)	(3)	(4)	(1)	(3)
Other comprehensive income (loss)	89,833	18,865	70,968	189,091	39,709	149,382
Balance at end of period	$111,977	$23,515	$88,462	$111,977	$23,515	$88,462

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(39,842)	$(8,367)	$(31,475)	$32,669	$9,584	$23,085
Cumulative effect of adopting accounting standard updates	—	—	—	284	(2,664)	2,948
Balance adjusted for cumulative effect of adopting accounting standard updates	(39,842)	(8,367)	(31,475)	32,953	6,920	26,033
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(35,194)	(7,390)	(27,804)	(111,957)	(23,510)	(88,447)
Less: Reclassification adjustment for net gains (losses) included in net income (1)	(1,691)	(355)	(1,336)	(5,655)	(1,187)	(4,468)
Net unrealized gains (losses) on investments	(33,503)	(7,035)	(26,468)	(106,302)	(22,323)	(83,979)
Unrealized foreign currency translation adjustments	—	—	—	4	1	3
Other comprehensive income (loss)	(33,503)	(7,035)	(26,468)	(106,298)	(22,322)	(83,976)
Balance at end of period	$(73,345)	$(15,402)	$(57,943)	$(73,345)	$(15,402)	$(57,943)

______________________

(1)	Included in net gains (losses) on investments and other financial instruments on our condensed consolidated statements of operations.
15. Statutory Information
State insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations, as described below. As of June 30, 2019, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $3.7 billion of our consolidated net assets.
Under state insurance regulations, our mortgage insurance subsidiaries are required to maintain minimum surplus levels. In certain RBC States, mortgage insurers licensed in those states must also satisfy a Statutory RBC Requirement that is a minimum ratio of statutory capital relative to the level of net RIF, or Risk-to-capital. Other RBC States require mortgage insurers licensed in those states to satisfy a MPP Requirement that is calculated on both risk and surplus levels. Our mortgage insurance subsidiaries were in compliance with the Statutory RBC Requirements or MPP Requirements, to the extent applicable, in each of the RBC States as of June 30, 2019.
In addition, in order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. At June 30, 2019, Radian Guaranty is an approved mortgage insurer under the PMIERs and is in compliance with the current PMIERs financial requirements. See Note 1 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for additional information regarding the PMIERs.
Radian Guaranty’s Risk-to-capital calculation appears in the table below. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves.

	June 30, 2019	December 31, 2018
($ in millions)
RIF, net (1)	$42,154.0	$40,711.3

Common stock and paid-in capital	$1,041.0	$1,416.0
Surplus Note	100.0	100.0
Unassigned earnings (deficit)	(605.7)	(701.9)
Statutory policyholders’ surplus	535.3	814.1
Contingency reserve	2,351.2	2,109.9
Statutory capital	$2,886.5	$2,924.0

Risk-to-capital	14.6:1	13.9:1
______________________

(1)	Excludes risk ceded through all reinsurance programs (including with affiliates) and RIF on defaulted loans.
Radian Guaranty’s statutory capital decreased by $37.5 million in the first six months of 2019, primarily due to the effect of an Extraordinary Distribution paid to Radian Group, as described below, partially offset by Radian Guaranty’s statutory net income of $339.9 million during this period. The net increase in Radian Guaranty’s Risk-to-capital in the first six months of 2019 was primarily due to the decrease in overall statutory capital, combined with an increase in RIF.
The Risk-to-capital ratio for our combined mortgage insurance operations was 13.3 to 1 as of June 30, 2019, compared to 12.8 to 1 as of December 31, 2018.
In April 2019, the Pennsylvania Insurance Department approved a $375 million Extraordinary Distribution from Radian Guaranty to Radian Group, which was paid on April 30, 2019 in the form of cash and marketable securities, resulting in a $375 million decrease in Radian Guaranty’s statutory policyholders’ surplus.
For a description of our statutory compliance with regulations for our mortgage insurance and title services businesses, see Note 19 of Notes to Consolidated Financial Statements in our 2018 Form 10-K.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The disclosures in this quarterly report are complementary to those made in our 2018 Form 10-K and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report, as well as our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Form 10-K.
The following analysis of our financial condition and results of operations for the three and six months ended June 30, 2019 provides information that evaluates our financial condition as of June 30, 2019 compared with December 31, 2018 and our results of operations for the three and six months ended June 30, 2019, compared to the same periods last year. Certain terms and acronyms used throughout this report are defined in the Glossary of Abbreviations and Acronyms included as part of this report. In addition, investors should review the “Cautionary Note Regarding Forward-Looking Statements—Safe Harbor Provisions” above and “Item 1A. Risk Factors” in our 2018 Form 10-K for a discussion of those risks and uncertainties that have the potential to adversely affect our business, financial condition, results of operations, cash flows or prospects. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.
Overview
We are a diversified mortgage and real estate services business with two business segments—Mortgage Insurance and Services. We operate in the highly competitive U.S. mortgage and real estate industries. Our Mortgage Insurance segment provides credit-related insurance coverage, principally through private mortgage insurance on residential first-lien mortgage loans, as well as other credit risk management solutions, to mortgage lending institutions and mortgage credit investors. Our Services segment is primarily a fee-for-service business that offers a broad array of mortgage, real estate and title services to market participants across the mortgage and real estate value chain. In both our Mortgage Insurance and Services businesses, we compete on a number of factors, including price, overall service, customer relationships, perceived financial strength and reputation, among others.
Operating Environment
As a seller of mortgage credit protection and mortgage and credit risk management solutions, our results are subject to macroeconomic conditions and other events that impact the housing finance and real estate markets, including seasonal fluctuations that specifically impact the mortgage origination environment, the credit performance of our underlying insured assets and our future business opportunities. The macroeconomic conditions, seasonality and other events that impact the housing, mortgage finance and related real estate markets also affect the demand for our mortgage, real estate and title services offered through our Services business segment. As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Services” in our 2018 Form 10-K, revenues for our Services segment are subject to fluctuations from period to period, in part due to the combination of the transactional nature of our business and the overall activity in the housing and mortgage finance markets as well as seasonality of these markets.
Our Mortgage Insurance business continues to benefit from the improvement in market conditions since the financial crisis of 2007-2008, and from the current strength of the U.S. economy and housing finance industry. See “Results of Operations—Consolidated” for an overview of our financial results for the three and six months ended June 30, 2019. During

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

the second quarter of 2019, average mortgage rates fell to their lowest levels since 2016. As a result, mortgage origination volume, including refinance activity, has been strong in 2019. Our results for the three months ended June 30, 2019 reflect this trend, including record levels of NIW driven by higher purchase volume, as well as lower Persistency Rates resulting from increased refinance activity. See “Results of Operations—Mortgage Insurance—NIW, IIF, RIF—Net Premiums Written and Earned” for further discussion about these recent trends and the net impact on our IIF portfolio.
In the second quarter of 2019, mortgage underwriting quality remained strong and our new business was written on high credit quality loans. In addition, the performance of our existing portfolio of IIF, comprised almost entirely of high credit quality loans originated after the financial crisis, continues to benefit from the effects of positive growth in home prices and historically low levels of unemployment. These positive trends help to mitigate our volumes of new defaults, incurred losses and paid claims, and result in higher cure rates. See “Results of Operations—Mortgage Insurance” for further discussion.
During 2019, the mortgage insurance industry has continued to shift away from a predominantly rate-card-based pricing model to one where a variety of pricing methodologies and pricing levels are being deployed with differing degrees of risk-based granularity. Our newest pricing option is our “black box” pricing framework, RADAR Rates, which is powered by Radian’s proprietary RADAR risk model and analyzes credit risk inputs to customize a rate quote to a borrower’s individual risk profile, loan attributes and property characteristics. Although the current pricing frameworks continue to leverage the same general risk attributes as mortgage insurance pricing historically, they now incorporate more granular risk-based pricing factors. This shift provides a more dynamic pricing capability that has led to an increase in the frequency of pricing changes.
Our risk-based pricing strategies are designed to grow the long-term economic value of our mortgage insurance portfolio and align with our overall strategic objectives. Our approach to pricing, which utilizes more traditional pricing forms in addition to our “black box” option, RADAR Rates, is tailored to the specific business needs of our customers and their risk profiles and to achieve our targeted returns. This framework represents a continuation of our strategy to consistently apply an approach that provides a full spectrum of pricing options that are customer-centric, flexible and customizable based on a lender’s loan origination process, as well as balanced with our own objectives for managing the risk and return profile of our mortgage insurance portfolio. We expect that by leveraging our proprietary risk model, RADAR Rates will enhance our ability to continue to build a high quality mortgage insurance portfolio. Our customers are increasingly utilizing RADAR Rates, and a majority of our NIW is currently being priced through RADAR Rates.
While our estimated share of the private mortgage insurance market during the first half of 2019 has remained relatively consistent at approximately 18%-19%, the shift away from standard rate card filings to a more dynamic digital pricing delivery platform could result in increased volatility of market share within the mortgage insurance industry. In addition, more granular price competition through “black box” pricing frameworks could result in increased volatility of average premium rates for new business.
Legislative and Regulatory Developments
Our subsidiaries are subject to comprehensive regulations and other requirements. See “Item 1. Business—Regulation” in our 2018 Form 10-K for a discussion of the regulations that impact our business, as well as legislative and regulatory developments affecting the housing finance industry.
PMIERs. In order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. The most recent revisions to the PMIERs, or PMIERs 2.0, became effective on March 31, 2019. Radian Guaranty currently is an approved mortgage insurer under the PMIERs. See “Liquidity and Capital Resources—Mortgage Insurance” for further discussion about PMIERs.
Qualified Mortgage Requirements. As discussed in “Item 1. Business—Regulation” in our 2018 Form 10-K, the Dodd-Frank Act provides that a lender must make “a reasonable, good faith determination” of each borrower’s ability to repay a loan, but may presume that a borrower will be able to repay a loan if the loan has certain characteristics that meet the QM definition. The CFPB adopted its QM definition that establishes rigorous underwriting and product feature requirements for a loan to be deemed a QM. Within those regulations, the CFPB created a special exemption for the GSEs that is generally referred to as the “QM patch” and allows any loan that meets the GSE underwriting and product guidelines to be a QM. The QM patch effectively provides QM designation for GSE eligible loans that have a debt-to-income ratio in excess of 43%, which represents a meaningful portion of the loans currently purchased by the GSEs. Without the QM patch or an alternative, loans with debt-to-income ratios above 43% would not be designated as QM unless they were insured by a federal agency such as the FHA or VA, which have each adopted their own QM definition that does not currently have a debt-to-income ratio limitation. The QM patch expires on the earlier of the end of the GSEs’ conservatorship or January 10, 2021. On July 25, 2019, the CFPB released an Advanced Notice of Proposed Rulemaking (“ANPR”) regarding the expiration of the QM patch. The ANPR specifically states

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

that the CFPB intends to allow the QM patch to expire in January 2021 or after a short extension, if necessary, and requests comments on possible amendments to the CFPB’s QM definition, including potential replacements for the QM patch. The CFPB has stated that it is “committed to ensuring a smooth and orderly mortgage market” in considering these issues and any resulting transition away from the QM patch. We believe there are many viable alternatives for replacing the QM patch, which, if adopted consistently across regulatory agencies, would limit the potential impact on the housing market and mortgage insurance market resulting from the expiration of the QM patch. However, the outcome of the rulemaking process is not known and the expiration of the QM patch without a viable replacement, or other potential amendment of the CFPB’s QM definition, could adversely impact our business, financial condition and results of operations. See “Item 1. Business—Regulation” in our 2018 Form 10-K and “Item 1A. Risk Factors—Legislation and administrative and regulatory changes and interpretations could impact our business” for further discussion regarding the definition of QM, the QM patch and the potential impact on our business.
Quarterly Highlights and Recent Company Developments
During the second quarter of 2019, we improved our debt maturity profile by completing the following transactions:

•	repayment at maturity of $158.6 million aggregate principal amount of our Senior Notes due 2019;

•	the issuance of $450 million aggregate principal amount of Senior Notes due 2027; and

•	tender offers resulting in the purchases of aggregate principal amounts of $207.2 million and $127.3 million of our Senior Notes due 2020 and 2021, respectively.
On July 25, 2019, Radian Group redeemed the remaining $27.0 million aggregate principal amount of Senior Notes due 2020, in accordance with the terms of the related indenture. See “Liquidity and Capital Resources—Capitalization—Holding Company” and Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about these transactions.
As of June 30, 2019, the Company had utilized $197.5 million of its $250 million share repurchase authorization, including $165.8 million, excluding commissions, for shares repurchased during the three months ended June 30, 2019. Subsequent to June 30, 2019, we completed the repurchase authorization under this program by purchasing additional shares of our common stock totaling $52.5 million, excluding commissions. Over the course of the program, the Company repurchased 5.3% of the shares outstanding at the beginning of the program. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase program.
As part of Radian’s long-term risk distribution strategy, Radian Guaranty entered into a fully collateralized reinsurance agreement with Eagle Re 2019-1 in April 2019 that provides for up to $562.0 million of aggregate excess-of-loss reinsurance coverage. For additional information about Eagle Re 2019-1 and our other reinsurance arrangements, see Note 7 in Notes to Unaudited Condensed Consolidated Financial Statements and “Results of Operations—Mortgage Insurance—NIW, IIF, RIF—Net Premiums Written and Earned.”
In April 2019, the Pennsylvania Insurance Department approved a $375 million Extraordinary Distribution from Radian Guaranty to Radian Group, which was paid on April 30, 2019 in the form of cash and marketable securities. See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of this distribution of capital, including the effect on Radian Guaranty’s statutory capital.
Key Factors Affecting Our Results
The key factors affecting our results are discussed in our 2018 Form 10-K. There have been no material changes to these key factors.
Results of Operations—Consolidated
Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three and six months ended June 30, 2019 and June 30, 2018 primarily reflect the financial results and performance of our two business segments—Mortgage Insurance and Services. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the basis of our segment reporting, including the related allocations. See “Results of Operations—Mortgage Insurance” and “Results of Operations—Services” for

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

the operating results of these business segments for the three and six months ended June 30, 2019, compared to the same periods in 2018.
In addition to the results of our operating segments, pretax income (loss) is also affected by those factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results” in our 2018 Form 10-K.
The following table highlights selected information related to our consolidated results of operations for the three and six months ended June 30, 2019 and 2018:

			Change			Change
	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
(In millions, except per-share amounts)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Pretax income	$209.5	$180.6	$28.9	$425.7	$323.0	$102.7
Net income	166.7	208.9	(42.2)	337.7	323.4	14.3
Diluted net income per share	0.78	0.96	(0.18)	1.56	1.48	0.08
Book value per share at June 30	18.42	15.01	3.41	18.42	15.01	3.41

Net premiums earned—insurance (1)	299.2	251.3	47.9	562.7	493.9	68.8
Services revenue (2)	39.3	36.8	2.5	72.1	70.0	2.1
Net investment income (1)	43.8	37.5	6.3	87.6	71.4	16.2
Net gains (losses) on investments and other financial instruments	12.5	(7.4)	19.9	34.4	(26.3)	60.7
Provision for losses (1)	47.4	19.3	(28.1)	68.2	56.6	(11.6)
Cost of services (2)	27.8	24.2	(3.6)	52.0	47.3	(4.7)
Other operating expenses	70.0	70.2	0.2	148.9	133.4	(15.5)
Loss on extinguishment of debt	16.8	—	(16.8)	16.8	—	(16.8)
Income tax provision (benefit)	42.8	(28.4)	(71.2)	88.0	(0.4)	(88.4)
Adjusted pretax operating income (3)	$215.9	$191.0	$24.9	$417.9	$355.1	$62.8
Adjusted diluted net operating income per share (3)	0.80	0.69	0.11	1.52	1.28	0.24

Return on equity	17.8%	26.7%	(8.9)%	18.6%	20.9%	(2.3)%
Adjusted net operating return on equity (3)	18.2%	19.3%	(1.1)%	18.2%	18.1%	0.1%
______________________

(1)	Relates primarily to the Mortgage Insurance segment. See “Results of Operations—Mortgage Insurance” for more information.

(2)	Relates to our Services segment. See “Results of Operations—Services” for more information.

(3)	See “—Use of Non-GAAP Financial Measures” below.
Net Income. As discussed in more detail below, our results for the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily reflect: (i) income tax benefits in 2018 (see “—Income Tax Provision” below); and (ii) in 2019, an increase in provision for losses and loss on extinguishment of debt. Partially offsetting these items is: (i) an increase in net premiums earned, including a cumulative adjustment to unearned premiums, as discussed in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements; (ii) an increase in net gains on investments and other financial instruments; and (iii) an increase in net investment income.
Diluted Net Income Per Share. The change in diluted net income per share for the three and six months ended June 30, 2019, compared to the same periods in 2018, is primarily due to the change in net income, as discussed above.
Book Value Per Share. The increase in book value per share from $16.34 at December 31, 2018, to $18.42 at June 30, 2019, is primarily due to (i) our net income for the six months ended June 30, 2019 and (ii) an increase of $0.70 per share due to net unrealized gains in our available for sale securities, recorded in accumulated other comprehensive income. These

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

increases were partially offset by the $0.23 per share net impact of our share repurchases for the six months ended June 30, 2019, inclusive of the cost of these repurchases.
Net Gains (Losses) on Investments and Other Financial Instruments. The increase in net gains on investments and other financial instruments for the three and six months ended June 30, 2019, as compared to the same periods in 2018, is primarily due to the increase in unrealized gains in our trading portfolio related to changes in fair value resulting from lower interest rates. The components of the net gains (losses) on investments and other financial instruments for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net unrealized gains (losses) related to change in fair value of trading securities and other investments	$9.1	$(5.7)	$28.6	$(18.5)
Net realized gains (losses) on investments	1.7	(1.1)	—	(4.5)
Other-than-temporary impairment losses	—	—	—	(0.9)
Net gains (losses) on other financial instruments	1.7	(0.6)	5.8	(2.4)
Net gains (losses) on investments and other financial instruments	$12.5	$(7.4)	$34.4	$(26.3)

Other Operating Expenses. Other operating expenses for the three months ended June 30, 2019 decreased slightly as compared to the same period in 2018, primarily due to an increase in ceding commissions, resulting from a change in estimate affecting policies covered under our Single Premium QSR, partially offset by higher allocated corporate operating expenses primarily due to ongoing investments in our technology systems. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for further discussion about the change in estimate for Single Premium Policies. In addition to these items, other operating expenses for the six months ended June 30, 2019, as compared to the same period in 2018, also included: (i) increases due to businesses acquired in 2018 and the resulting inclusion of their operating expenses and (ii) an increase in non-operating items, primarily related to impairment of other long-lived assets. As a result, other operating expenses for the six months ended June 30, 2019 increased as compared to the same period in 2018.
Income Tax Provision. Our effective tax rate was 20.4% and 20.7% for the three and six months ended June 30, 2019, respectively, which approximates the federal statutory rate. For the same periods in 2018, our effective tax rates were different from the federal statutory tax rate, primarily due to the tax impact of Discrete Items. The impact of Discrete Items on our effective tax rate may fluctuate from period to period. In the three months ended June 30, 2018, the Discrete Items impacting our effective tax rate primarily included $73.6 million of tax benefit related to the impact of the settlement of the IRS Matter and related state tax liabilities.
Return on Equity. The change in return on equity is primarily due to the change in net income partially offset by the increase in stockholders’ equity.
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
Adjusted pretax operating income is defined as GAAP consolidated pretax income (loss) excluding the effects of: (i) net gains (losses) on investments and other financial instruments; (ii) loss on extinguishment of debt; (iii) amortization and impairment of goodwill and other acquired intangible assets; and (iv) impairment of other long-lived assets and other non-operating items, such as losses from the sale of lines of business and acquisition-related expenses. Adjusted diluted net

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

operating income per share is calculated by dividing (i) adjusted pretax operating income attributable to common stockholders, net of taxes computed using the company’s statutory tax rate, by (ii) the sum of the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Adjusted net operating return on equity is calculated by dividing annualized adjusted pretax operating income, net of taxes computed using the company’s statutory tax rate, by average stockholders’ equity, based on the average of the beginning and ending balances for each period presented. See Note 4 of Notes to Consolidated Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated—Use of Non-GAAP Financial Measures” each in our 2018 Form 10-K for detailed information regarding items excluded from adjusted pretax operating income including the reasons for their treatment.
Total adjusted pretax operating income, adjusted diluted net operating income per share and adjusted net operating return on equity are not measures of overall profitability, and therefore should not be considered in isolation or viewed as substitutes for GAAP pretax income, diluted net income per share or return on equity. Our definitions of adjusted pretax operating income, adjusted diluted net operating income per share and adjusted net operating return on equity may not be comparable to similarly-named measures reported by other companies.
The following tables provide reconciliations of the most comparable GAAP measures of consolidated pretax income, diluted net income per share and return on equity, to our non-GAAP financial measures for the consolidated company of adjusted pretax operating income, adjusted diluted net operating income per share and adjusted net operating return on equity, respectively:

Reconciliation of Consolidated Pretax Income to Adjusted Pretax Operating Income
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Consolidated pretax income	$209,545	$180,571	$425,681	$323,013
Less reconciling income (expense) items:
Net gains (losses) on investments and other financial instruments	12,540	(7,404)	34,453	(26,291)
Loss on extinguishment of debt	(16,798)	—	(16,798)	—
Amortization and impairment of other acquired intangible assets	(2,139)	(2,748)	(4,326)	(5,496)
Impairment of other long-lived assets and other non-operating items (1)	103	(286)	(5,557)	(312)
Total adjusted pretax operating income (2)	$215,839	$191,009	$417,909	$355,112

______________________

(1)
The amount for the six months ended June 30, 2019 primarily relates to impairments of other long-lived assets and is included in other operating expenses on the condensed consolidated statement of operations.

(2)
Total adjusted pretax operating income on a consolidated basis consists of adjusted pretax operating income (loss) for our Mortgage Insurance segment and our Services segment, as further detailed in in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Reconciliation of Diluted Net Income Per Share to Adjusted Diluted Net Operating Income Per Share
	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018		2019	2018
Diluted net income per share	$0.78	$0.96		$1.56	$1.48

Less per-share impact of reconciling income (expense) items:
Net gains (losses) on investments and other financial instruments	0.06	(0.03)		0.16	(0.12)
Loss on extinguishment of debt	(0.08)	—		(0.08)	—
Amortization and impairment of other acquired intangible assets	(0.01)	(0.01)		(0.02)	(0.03)
Impairment of other long-lived assets and other non-operating items	—	—		(0.02)	—
Income tax provision (benefit) on reconciling income (expense) items (1)	(0.01)	(0.01)		0.01	(0.03)
Difference between statutory and effective tax rates	—	0.30	(2)	0.01	0.32	(2)
Per-share impact of reconciling income (expense) items	(0.02)	0.27		0.04	0.20
Adjusted diluted net operating income per share (1)	$0.80	$0.69		$1.52	$1.28

______________________

(1)	Calculated using the company’s federal statutory tax rate of 21%. Any permanent tax adjustments and state income taxes on these items have been deemed immaterial and are not included.

(2)
Includes $0.34 of tax benefit related to the settlement of the IRS Matter, which includes both the impact of the settlement with the IRS as well as the reversal of certain related previously accrued state and local tax liabilities.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Reconciliation of Return on Equity to Adjusted Net Operating Return on Equity (1)
	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018		2019	2018
Return on equity (1)	17.8%	26.7%		18.6%	20.9%
Less impact of reconciling income (expense) items: (2)
Net gains (losses) on investments and other financial instruments	1.3	(0.9)		1.9	(1.7)
Loss on extinguishment of debt	(1.8)	—		(0.9)	—
Amortization and impairment of other acquired intangible assets	(0.2)	(0.4)		(0.2)	(0.4)
Impairment of other long-lived assets and other non-operating items	—	—		(0.3)	—
Income tax provision (benefit) on reconciling income (expense) items (3)	(0.1)	(0.3)		0.1	(0.4)
Difference between statutory and effective tax rates	0.2	8.4	(4)	—	4.5	(4)
Impact of reconciling income (expense) items	(0.4)	7.4		0.4	2.8
Adjusted net operating return on equity	18.2%	19.3%		18.2%	18.1%

______________________

(1)	Calculated by dividing annualized net income by average stockholders’ equity, based on the average of the beginning and ending balances for each period presented.

(2)	Annualized, as a percentage of average stockholders’ equity.

(3)	Calculated using the company’s federal statutory tax rate of 21%. Any permanent tax adjustments and state income taxes on these items have been deemed immaterial and are not included.

(4)
For the three and six months ended June 30, 2018, includes 9.4% and 4.7%, respectively, of tax benefit related to the settlement of the IRS Matter, which includes both the impact of the settlement with the IRS as well as the reversal of certain related previously accrued state and local tax liabilities.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Results of Operations—Mortgage Insurance
Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018
The following table summarizes our Mortgage Insurance segment’s results of operations for the three and six months ended June 30, 2019 and 2018:

			$ Change			$ Change
	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
(In millions)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Adjusted pretax operating income (1) (2)	$219.4	$197.4	$22.0	$427.5	$369.2	$58.3
Net premiums written—insurance	265.3	252.0	13.3	516.9	489.9	27.0
(Increase) decrease in unearned premiums	31.0	(3.0)	34.0	41.2	1.6	39.6
Net premiums earned—insurance	296.3	249.0	47.3	558.1	491.5	66.6
Net investment income	43.6	37.4	6.2	87.2	71.4	15.8
Provision for losses	47.2	19.4	(27.8)	68.0	56.8	(11.2)
Policy acquisition costs	6.2	6.0	(0.2)	12.1	13.1	1.0
Other operating expenses (2)	52.8	53.4	0.6	108.9	103.9	(5.0)
Interest expense	15.0	10.8	(4.2)	30.7	21.5	(9.2)
______________________

(1)
Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

(2)
Includes allocation of corporate operating expenses of $24.4 million and $50.0 million for the three and six months ended June 30, 2019, respectively, and $20.1 million and $38.7 million for the three and six months ended June 30, 2018. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our allocation of corporate operating expenses to segments.

Adjusted Pretax Operating Income. Our Mortgage Insurance segment’s adjusted pretax operating income increased for the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily reflecting: (i) an increase in net premiums earned, including a cumulative adjustment to unearned premiums, as discussed in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements; and (ii) an increase in net investment income. Partially offsetting these items are increases in: (i) provision for losses and (ii) interest expense. See “Results of Operations—Services—Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018—Interest Expense.”
In addition to these items, the six months ended June 30, 2019, as compared to the same period in 2018, reflected an increase in other operating expenses, as described further below. See “—NIW, IIF, RIF—Other Operating Expenses” for additional information.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

NIW, IIF, RIF
A key component of our current business strategy is to write profitable insurance on high credit quality mortgages in the U.S. Consistent with this objective, we wrote $18.5 billion and $29.4 billion of primary NIW in the three and six months ended June 30, 2019, respectively, compared to $16.4 billion and $28.1 billion of NIW in the three and six months ended June 30, 2018, respectively. Our Persistency Rate for the twelve months ended June 30, 2019 increased to 83.4%, as compared to 80.9% for the twelve months ended June 30, 2018. The combination of our NIW and our Persistency Rate resulted in an increase in IIF, from $221.4 billion at December 31, 2018 to $230.8 billion at June 30, 2019, as shown in the chart below.

Primary Insurance in Force (1)
$250
$200
$150
$100
$50
$0
Primary Insurance in Force ($ in billions)
$210.7
13.1%
23.5%
19.4%
31.9%
12.1%
$221.4
24.6%
21.3%
17.0%
26.8%
10.3%
$230.8
12.5%
22.1%
19.0%
14.7%
22.6%
9.1%
June 30, 2018
December 31, 2018
June 30, 2019
Vintage
Written in 2019
Written in 2018
Written in 2017
Written in 2016
Written 2009 - 2015
Written in 2008 & Prior (2)

______________________

(1)	Policy years represent the original policy years, and have not been adjusted to reflect subsequent HARP refinancing activity.

(2)	Adjusted to reflect subsequent HARP refinancing activity, this percentage would decrease to 5.3%, 6.0% and 7.1% as of June 30, 2019, December 31, 2018 and June 30, 2018, respectively.
Our IIF is the primary driver of the future premiums that we expect to earn over time. Although not reflected in the current period financial statements, nor in our reported book value, we expect our IIF to generate substantial earnings in future periods, due to the high credit quality of our current mortgage insurance portfolio and its expected persistency over multiple years. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage Insurance—IIF; Persistency Rate; Mix of Business” in our 2018 Form 10-K for more information.
NIW increased by 12.9% and 4.8% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. We believe total mortgage origination volume was higher for the three and six months ended June 30, 2019, as compared to the comparable periods in 2018, due to an increase in both purchase and refinance originations. Consistent with these trends in the mortgage origination market, the volume of both our purchase originations and our refinance originations increased during the three and six month periods ended June 30, 2019, compared to the same periods in 2018. Our NIW for 2019 also reflects the successful implementation of our “black box” pricing strategy, which has been well received by customers and a majority of the NIW we are writing is being priced through Radar Rates.
Although it is difficult to project future volumes, industry sources expect the total mortgage origination market for the full year 2019 to increase 7% compared to 2018, driven by an expected increase in purchase originations as well as an increase in refinance originations as a result of lower interest rates. We currently expect the mortgage insurance market for the full year

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

2019 to increase in comparison to 2018, driven primarily by purchase originations.  Based on industry forecasts and our projections, we currently expect our NIW in 2019 to be in excess of our prior year volume of $56.5 billion.
As of June 30, 2019, our portfolio of business written after 2008, including HARP refinancings, represented approximately 94.7% of our total primary RIF. Loan originations after 2008 consist primarily of high credit quality loans with significantly better credit performance than loans originated during 2008 and prior periods. The volume of insurance that we have written on high credit quality loans after 2008 has significantly improved our mortgage insurance portfolio mix.
Our actual and expected future losses on our portfolio written after 2008, together with HARP refinancings, are significantly lower than those experienced on our NIW prior to and including 2008. The following charts illustrate the trends of our cumulative incurred loss ratios by year of origination and development year.
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

The following tables provide selected information as of and for the periods indicated related to mortgage insurance NIW, RIF and IIF. Policy years represent the original policy years and have not been adjusted to reflect subsequent HARP refinancing activity. Throughout this report, unless otherwise noted, RIF is presented on a gross basis and includes the amount ceded under reinsurance. NIW, RIF and IIF for direct Single Premiums include policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically after the loans have been originated).

Primary NIW
	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Total primary NIW	$18,539	$16,417	$29,420	$28,081
Total primary risk written	$4,552	$4,155	$7,280	$7,084
Average coverage percentage	24.6%	25.3%	24.7%	25.2%

Primary NIW by Loan Purpose:
Purchases	89.8%	94.8%	90.7%	92.3%
Refinances	10.2%	5.2%	9.3%	7.7%

Primary NIW by Premium Type:
Direct Monthly and Other Recurring Premiums	83.3%	76.1%	83.3%	77.3%

Borrower-paid (1)	14.2	14.0	13.7	10.4
Lender-paid	2.5	9.9	3.0	12.3
Direct single premiums	16.7	23.9	16.7	22.7
Total	100.0%	100.0%	100.0%	100.0%

Total borrower-paid	96.5%	89.1%	96.0%	86.6%

Primary NIW by FICO Score (2) :
>=740	62.2%	56.0%	60.5%	56.1%
680-739	32.5%	35.9%	33.3%	35.9%
620-679	5.3%	8.1%	6.2%	8.0%

Primary NIW by LTV:
95.01% and above	20.5%	16.3%	20.2%	15.9%
90.01% to 95.00%	38.1%	45.3%	39.1%	45.0%
85.01% to 90.00%	26.9%	27.5%	27.1%	27.5%
85.00% and below	14.5%	10.9%	13.6%	11.6%

______________________

(1)	Borrower-paid Single Premium Policies have lower Minimum Required Assets under the PMIERs as compared to lender-paid Single Premium Policies.

(2)
For loans with multiple borrowers, the percentage of primary new insurance written by FICO score represents the lowest of the borrowers’ FICO scores. All periods prior to March 31, 2019 had previously been presented based on the FICO score of the primary borrower and have been restated to reflect the lowest of the borrowers’ FICO scores.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Primary IIF and RIF
($ in millions)	June 30, 2019	December 31, 2018	June 30, 2018
Total primary IIF	$230,756	$221,443	$210,741
Total primary RIF	$59,057	$56,728	$53,922
Average coverage percentage	25.6%	25.6%	25.6%

Total primary RIF on defaulted loans	$986	$1,032	$1,093
Percentage of RIF in default	1.7%	1.8%	2.0%

Persistency Rate (12 months ended)	83.4%	83.1%	80.9%
Persistency Rate (quarterly, annualized) (1)	80.8%	85.5%	82.3%

Primary RIF by Premium Type:
Direct Monthly and Other Recurring Premiums	71.2%	70.3%	69.6%

Borrower-paid (2)	8.0	7.3	6.5
Lender-paid	20.8	22.4	23.9
Direct single premiums	28.8	29.7	30.4
Total	100.0%	100.0%	100.0%

Total borrower-paid	76.4%	74.5%	72.6%

Primary RIF by FICO Score (3) :
>=740	55.7%	55.1%	55.0%
680-739	34.6%	34.8%	34.6%
620-679	8.9%	9.3%	9.4%
<=619	0.8%	0.8%	1.0%

Primary RIF by LTV:
95.01% and above	13.2%	11.6%	10.3%
90.01% to 95.00%	52.5%	53.1%	53.3%
85.01% to 90.00%	28.2%	29.0%	29.7%
85.00% and below	6.1%	6.3%	6.7%

Primary RIF by Policy Year:
2008 and prior	8.9%	10.1%	11.9%
2009 - 2013	9.3%	11.4%	13.7%
2014	5.3%	6.1%	7.1%
2015	8.9%	10.2%	11.9%
2016	14.8%	16.8%	19.2%
2017	18.9%	21.1%	23.2%
2018	21.8%	24.3%	13.0%
2019	12.1%	—%	—%

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

Net Premiums Written and Earned. Net premiums written and earned for the three and six months ended June 30, 2019 increased compared to the same periods in 2018, reflecting an increase in our IIF primarily related to an increase in our Monthly Premium Policies. Net premiums earned for the three and six months ended June 30, 2019 includes a $32.9 million cumulative adjustment related to an update to the amortization rates used to recognize revenue for Single Premium Policies. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.
The impact of mortgage prepayment speeds on the mix of business we write affects the revenue ultimately produced by our mortgage insurance business. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage Insurance—IIF; Persistency Rate; Mix of Business” in our 2018 Form 10-K for more information.
The table below provides additional information about the components of mortgage insurance net premiums earned for the periods indicated, including the effects of our reinsurance programs.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019		2018	2019		2018
Net premiums earned—insurance:
Direct
Premiums earned, excluding revenue from cancellations	$315,109	(1)	$249,302	$583,605	(1)	$494,398
Single Premium Policy cancellations	15,793		14,776	25,750		27,111
Direct	330,902	(1)	264,078	609,355	(1)	521,509

Assumed (2)	2,481		1,510	4,931		2,828

Ceded
Premiums earned, excluding revenue from cancellations	(53,948)	(1)	(20,491)	(78,434)	(1)	(40,794)
Single Premium Policy cancellations (3)	(4,833)		(4,046)	(7,786)		(7,347)
Profit commission—other (4)	21,732	(1)	7,917	30,046	(1)	15,322
Ceded premiums, net of profit commission	(37,049)	(1)	(16,620)	(56,174)	(1)	(32,819)

Total net premiums earned—insurance	$296,334	(1)	$248,968	$558,112	(1)	$491,518

______________________

(1)
Includes a cumulative adjustment to unearned premiums recorded in the second quarter of 2019 related to an update to the amortization rates used to recognize revenue for Single Premium Policies. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

(2)	Includes premiums earned from our participation in certain Front-end and Back-end credit risk transfer programs.

(3)	Includes the impact of related profit commissions.

(4)	The amounts represent the profit commission on the Single Premium QSR Program, excluding the impact of Single Premium Policy cancellations.
Net Premiums Written and Earned—Ceded. We use third-party reinsurance in our mortgage insurance business as part of our risk distribution strategy, including to manage our capital position and risk profile. When we enter into a reinsurance agreement, the reinsurer receives a premium and, in exchange, agrees to insure an agreed-upon portion of incurred losses. While these arrangements have the impact of reducing our earned premiums, they are expected to increase Radian Guaranty’s return on required capital for the related policies. The impact of these programs on our financial results will vary depending on the level of ceded RIF, as well as the levels of prepayments and incurred losses on the reinsured portfolios, among other factors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage Insurance—Third-Party Reinsurance” and Note 8 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for more information about our reinsurance transactions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
% of total direct and assumed premiums written
QSR Program	1.6%	1.2%	0.9%	1.4%
Single Premium QSR Program	0.6	9.8	0.5	8.1
Excess-of-Loss Program	4.8	—	3.0	—
Total	7.0%	11.0%	4.4%	9.5%

% of total direct and assumed premiums earned
QSR Program	1.4%	2.0%	1.3%	2.1%
Single Premium QSR Program	7.3	4.2	5.9	4.1
Excess-of-Loss Program	2.3	—	1.8	—
Total	11.0%	6.2%	9.0%	6.2%

The table below provides information about the PMIERs impact of our reinsurance programs on our Minimum Required Assets as of the dates indicated.

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
PMIERs impact - reduction in Minimum Required Assets: (1)
QSR Program	$41,873	$48,734	$55,583
Single Premium QSR Program	516,468	522,318	489,631
Excess-of-Loss Program	926,640	455,440	—
Total PMIERs impact	$1,484,981	$1,026,492	$545,214

Percentage of gross Minimum Required Assets	32.2%	22.8%	12.5%

______________________

(1)	Excludes the impact of intercompany reinsurance.
Net Investment Income. Higher investment yields, combined with higher average investment balances, resulted in increases in net investment income for the three and six months ended June 30, 2019, compared to the same periods in 2018. Our higher investment balances were primarily a result of investing our positive cash flow from operations. All periods include full allocation to the Mortgage Insurance segment of net investment income from investments held at Radian Group.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Provision for Losses. The following table details the financial impact of the significant components of our provision for losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Current period defaults (1)	$40.7	$37.2	$73.5	$67.3
Prior period defaults (2)	6.5	(18.1)	(5.6)	(11.3)
Second-lien mortgage loan premium deficiency reserve and other	—	0.3	0.1	0.8
Provision for losses	$47.2	$19.4	$68.0	$56.8

Loss ratio (3)	15.9%	7.8%	12.2%	11.6%

______________________

(1)
Related to defaulted loans with a most recent default notice dated in the period indicated. For example, if a loan had defaulted in a prior period, but then subsequently cured and later re-defaulted in the current period, the default would be considered a current period default.

(2)	Related to defaulted loans with a default notice dated in a period earlier than the period indicated, which have been continuously in default since that time.

(3)	Provision for losses as a percentage of net premiums earned. See below and “—Net Premiums Written and Earned” for further discussion of the components of this ratio.
Our mortgage insurance provision for losses for the three and six months ended June 30, 2019 increased by $27.8 million and $11.2 million, respectively, as compared to the same periods in 2018. Reserves established for new default notices were the primary driver of our total incurred losses for the three and six months ended June 30, 2019 and 2018. Current period new primary defaults increased by 12.0% and 12.2% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. This increase primarily relates to new defaults on insurance written after 2008 and is consistent with typical default seasoning patterns for our recent NIW vintages. Our gross Default to Claim Rate assumption for new primary defaults was 8.0% at June 30, 2019, compared to 9.0% at June 30, 2018. This reduction in the estimated gross Default to Claim Rate assumption, which was based on observed trends, partially mitigated the increase in our provision for losses related to the increased number of new defaults in the three and six months ended June 30, 2019, compared to the same periods in 2018.
Our provision for losses during the first six months of 2019 was positively impacted by favorable reserve development on prior period defaults. This favorable development was primarily driven by a reduction during the period in certain Default to Claim Rate assumptions for prior year defaults compared to the assumptions used at December 31, 2018, partially offset by a $19.4 million increase in our IBNR reserve estimate in the three months ended June 30, 2019. The increase in our IBNR reserve estimate is related to previously disclosed legal proceedings involving challenges from certain servicers regarding our Loss Mitigation Activities, which challenges may result in the reversal of certain decisions regarding prior Rescissions, Claim Denials or Claim Curtailments. See Notes 10 and 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Our primary default rate at June 30, 2019 was 1.9% compared to 2.1% at December 31, 2018. The following table shows a rollforward of our primary loans in default, including new defaults from our insurance written in years: (i) prior to and including 2008 and (ii) after 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning default inventory	20,122	24,597	21,093	27,922
Plus: New defaults on insurance written in years: (1)
Prior to and including 2008	4,174	4,695	8,722	9,708
After 2008	5,164	3,644	10,832	7,720
Total new defaults	9,338	8,339	19,554	17,428
Less: Cures (1)	9,192	9,739	19,671	21,106
Less: Claims paid (2)	604	1,105	1,266	2,157
Less: Rescissions and Claim Denials, net of (Reinstatements) (3)	21	4	67	(1)
Ending default inventory	19,643	22,088	19,643	22,088

______________________

(1)
Amounts include the new defaults and Cures in the FEMA Designated Areas associated with Hurricanes Harvey and Irma, which occurred during the third quarter of 2017. For the three and six months ended June 30, 2019 and 2018, new defaults and Cures in these areas were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
New defaults	1,083	755	2,189	1,744
Cures	1,052	2,284	2,291	4,452

(2)	Includes those charged to a deductible or captive reinsurance transactions, as well as commutations.

(3)	Net of any previous Rescissions and Claim Denials that were reinstated during the period. Such reinstated Rescissions and Claim Denials may ultimately result in a paid claim.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

The following tables show additional information about our primary loans in default as of the dates indicated:

	June 30, 2019
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 2nd Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	9,303	47.4%	142	38.6%	$84,134	24.2%
Four to eleven payments	5,682	28.9	432	24.0	91,015	26.2
Twelve payments or more	4,037	20.5	1,168	6.6	140,093	40.4
Pending claims	621	3.2	N/A	5.3	32,000	9.2
Total	19,643	100.0%	1,742		347,242	100.0%
IBNR and other					33,888
LAE					9,070
Total primary reserve					$390,200

June 30, 2019
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Claim Severity %
35%	33%	98%

	December 31, 2018
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	10,038	47.6%	148	33.2%	$83,540	23.1%
Four to eleven payments	5,905	28.0	422	24.7	87,210	24.1
Twelve payments or more	4,468	21.2	1,365	6.5	156,808	43.4
Pending claims	682	3.2	N/A	4.3	34,130	9.4
Total	21,093	100.0%	1,935		361,688	100.0%
IBNR and other					13,864
LAE					10,271
Total primary reserve					$385,823

December 31, 2018
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Claim Severity %
35%	33%	96%
______________________
N/A – Not applicable
Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was 33% at both June 30, 2019 and December 31, 2018. Our estimate with respect to future Rescissions, Claim Denials and Claim Curtailments, inclusive of claim withdrawals, reduced our loss reserve as of June 30, 2019 and December 31, 2018 by $30 million. These expectations are based primarily on our recent experience with respect to the number of claims that have been denied due to the policyholder’s failure to submit

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

sufficient documentation to perfect a claim within the time period permitted under our Master Policies, and also our recent experience with respect to the number of insurance certificates that have been rescinded due to fraud, underwriter negligence or other factors. See Note 11 of Notes to Consolidated Financial Statements in our 2018 Form 10-K.
Our mortgage insurance total loss reserve as a percentage of our mortgage insurance total RIF was 0.7% at both June 30, 2019 and December 31, 2018. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our reserves for losses and a reconciliation of our Mortgage Insurance segment’s beginning and ending reserves for losses and LAE.
We considered the sensitivity of our loss reserve estimates at June 30, 2019 by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point absolute change in primary Claim Severity (which we estimated to be 98% of our risk exposure at June 30, 2019), we estimated that our total loss reserve at June 30, 2019 would change by approximately $4 million. Assuming the portfolio mix and all other factors remain constant, for every one percentage point absolute change in our primary net Default to Claim Rate, we estimated a $10 million change in our primary loss reserve at June 30, 2019.
Total mortgage insurance claims paid of $32.4 million and $67.0 million for the three and six months ended June 30, 2019, respectively, decreased from claims paid of $56.5 million and $116.5 million for the same respective periods in 2018. The decrease in claims paid is consistent with the ongoing decline in the outstanding default inventory. Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter, based on the rate that defaults cure and other factors (as described in “Item 1. Business—Mortgage Insurance—Defaults and Claims” in our 2018 Form 10-K) that make the timing of paid claims difficult to predict.
The following table shows claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net claims paid: (1)
Total primary claims paid	$31,940	$48,092	$65,300	$106,650
Total pool and other	472	1,111	1,702	2,411
Subtotal	32,412	49,203	67,002	109,061
Impact of commutations (2)	15	7,331	15	7,399
Total net claims paid	$32,427	$56,534	$67,017	$116,460

Total average net primary claim paid (1) (3)	$50.1	$54.8	$49.4	$54.4

Average direct primary claim paid (3) (4)	$51.1	$55.5	$50.1	$55.0
______________________

(1)	Net of reinsurance recoveries.

(2)	Includes payments to commute mortgage insurance coverage on certain performing and non-performing loans and the impact of captive terminations.

(3)	Calculated without giving effect to the impact of commutations.

(4)	Before reinsurance recoveries.
Other Operating Expenses. Other operating expenses for the three months ended June 30, 2019 decreased slightly as compared to the same period in 2018, primarily due to an increase in ceding commissions, resulting from change in estimate affecting policies covered under our Single Premium QSR, partially offset by higher allocated corporate operating expenses. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for further discussion about the change in estimate for Single Premium Policies. The six months ended June 30, 2019, as compared to the same period in 2018, also included an increase in allocated corporate operating expenses, primarily due to (i) higher technology related expenses and (ii) higher compensation expense, including variable and incentive-based compensation. As a result, other operating expenses for the six months ended June 30, 2019 increased as compared to the same period in 2018.
Our expense ratio on a net premiums earned basis represents our Mortgage Insurance segment’s operating expenses (which include policy acquisition costs and other operating expenses, as well as allocated corporate operating expenses), expressed as a percentage of net premiums earned. Our expense ratio was 19.9% and 21.7% for the three and six months ended

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

June 30, 2019, respectively, compared to 23.9% and 23.8% for the same respective periods in 2018. The decline in our expense ratio in 2019 is primarily due to the cumulative adjustment for Single Premium Policies, as discussed above.
Results of Operations—Services
Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018
The following table summarizes our Services segment’s results of operations for the three and six months ended June 30, 2019 and 2018:

			$ Change			$ Change
	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
(In millions)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Adjusted pretax operating income (loss) (1) (2)	$(3.5)	$(6.4)	$2.9	$(9.6)	$(14.0)	$4.4
Net premiums earned—insurance	2.8	2.4	0.4	4.6	2.4	2.2
Services revenue	40.4	37.7	2.7	74.1	71.9	2.2
Cost of services	28.0	24.4	(3.6)	52.6	47.6	(5.0)
Other operating expenses (2)	18.2	17.0	(1.2)	35.8	30.6	(5.2)
Interest expense	—	4.5	4.5	—	8.9	8.9
______________________

(1)
Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

(2)
Includes allocation of corporate operating expenses of $4.0 million and $8.1 million for the three and six months ended June 30, 2019, respectively, and $3.0 million and $5.8 million for the three and six months ended June 30, 2018, respectively.

Adjusted Pretax Operating Income (Loss). Our Services segment’s adjusted pretax operating loss for the three and six months ended June 30, 2019 was $3.5 million and $9.6 million, respectively, compared to adjusted pretax operating loss of $6.4 million and $14.0 million for the same respective periods in 2018. The decrease in our adjusted pretax operating loss for the three and six months ended June 30, 2019, as compared to the same periods in 2018, was driven by a decrease in interest expense, partially offset by an increase in other operating expenses resulting from the impact of the businesses acquired in 2018 and the inclusion of other operating expenses for these businesses from their respective dates of acquisition.
Net premiums earned—insurance. Net premiums earned for the three and six months ended June 30, 2019 increased compared to the same periods in 2018, as a result of the acquisition of the title insurance business in March 2018 and the inclusion of its operations.
Services Revenue. Services revenue increased for the three and six months ended June 30, 2019, as compared to the same periods in 2018, primarily due to the inclusion of revenue from businesses acquired in 2018 since their respective dates of acquisition.
Cost of Services. Our cost of services is primarily affected by our level of services revenue. The level of these costs may also fluctuate if market rates of compensation change, or if there is decreased availability or a loss of qualified employees.
Other Operating Expenses. Other operating expenses for the three and six months ended June 30, 2019 were impacted by businesses acquired in 2018 and the resulting inclusion of other operating expenses for these businesses from their respective dates of acquisition. Other operating expenses also include other selling, general and administrative expenses, depreciation, and allocations of corporate general and administrative expenses. See “Results of Operations—Consolidated—Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018—Other Operating Expenses.”
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

Off-Balance Sheet Arrangements
There have been no material changes in off-balance sheet arrangements from those specified in our 2018 Form 10-K, other than as described below:
Variable Interest Entity
In April 2019, Radian Guaranty entered into a fully collateralized reinsurance agreement with Eagle Re 2019-1, an unaffiliated special purpose reinsurer domiciled in Bermuda. This reinsurance agreement provides for up to $562.0 million of aggregate excess-of-loss reinsurance coverage for mortgage insurance losses in connection with new defaults on an existing portfolio of eligible Recurring Premium Policies issued between January 1, 2018 and December 31, 2018, with an initial RIF of $10.7 billion. Radian Guaranty and its affiliates have retained the first-loss layer of $267.6 million of aggregate losses, as well as any losses in excess of the outstanding reinsurance coverage amount. Eagle Re 2019-1 is a special purpose VIE that is not consolidated in our consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to its economic performance. For additional information about Eagle Re 2019-1 and our other reinsurance arrangements, see Note 7 in Notes to Unaudited Condensed Consolidated Financial Statements.
Contractual Obligations and Commitments
There have been no material changes outside of the ordinary course of business in our contractual obligations and commitments from those specified in our 2018 Form 10-K.
Liquidity and Capital Resources
Consolidated Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

(In thousands)	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$338,129	$300,822
Investing activities	(144,794)	(376,700)
Financing activities	(221,215)	84,360
Effect of exchange rate changes on cash and restricted cash	(4)	(1)
Increase (decrease) in cash and restricted cash	$(27,884)	$8,481

Operating Activities. Our most significant source of operating cash flows is generally from premiums received from our mortgage insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our mortgage insurance policies and our operating expenses. Net cash provided by operating activities totaled $338.1 million for the six months ended June 30, 2019, compared to $300.8 million for the same period in 2018. This increase in net cash provided by operating activities in the six months ended June 30, 2019, compared to the same period in 2018, was principally the result of: (i) an increase in cash received from the IRS, including the remaining $57.2 million refund which was previously on deposit with the IRS; and (ii) a reduction in claims paid in 2019.
Investing Activities. Net cash used in investing activities decreased in the six months ended June 30, 2019, compared to the same period in 2018, primarily as a result of: (i) an increase in proceeds from sales, net of purchases, of fixed-maturity investments available for sale and (ii) an increase in proceeds from sales of trading securities. These changes were partially offset by an increase in net purchases of short-term investments.
Financing Activities. Net cash used in financing activities increased for the six months ended June 30, 2019, as compared to net cash provided by financing activities during the same period in 2018. For the six months ended June 30, 2019, our primary financing activities included: (i) an increase in repurchases of our common shares and (ii) repayments and repurchases of senior notes exceeding related issuances. See Notes 11 and 13 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt transactions and share repurchases.
See “Item 1. Financial Statements (Unaudited)—Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.
Liquidity Analysis—Holding Company
Radian Group serves as the holding company for our insurance and other subsidiaries and does not have any operations of its own. At June 30, 2019, Radian Group had available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of $878.6 million. Available liquidity at June 30, 2019 excludes certain additional cash and liquid investments that have been advanced to Radian Group from our subsidiaries to pay their allocated share of corporate expenses and interest payments. In addition, this amount does not take into consideration transactions subsequent to June 30, 2019, including: (i) $52.5 million in repurchases of Radian Group common stock, excluding commissions, pursuant to the share repurchase authorization discussed below and (ii) redemption of the remaining $27.0 million of aggregate principal amount of our Senior Notes due 2020.
In addition to available cash and marketable securities, Radian Group’s principal sources of cash to fund future liquidity needs include payments made to Radian Group under expense- and tax-sharing arrangements with its subsidiaries. Radian Group also has in place a $267.5 million unsecured revolving credit facility with a syndicate of bank lenders. At June 30, 2019,

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

the full $267.5 million remains undrawn and available under the facility. See Note 13 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for additional information on the unsecured revolving credit facility.
Radian Group’s principal liquidity demands for the next 12 months are: (i) the payment of corporate expenses, including taxes; (ii) interest payments on our outstanding debt obligations; (iii) the payment of dividends on our common stock; (iv) the repurchases of Radian Group common stock pursuant to the share repurchase authorization subsequent to June 30, 2019, as described below; and (v) repayments or repurchases of our debt obligations, including the early redemption of the remaining $27.0 million of aggregate principal amount of our Senior Notes due 2020 on July 25, 2019.
In addition to our short-term liquidity needs discussed above, our most significant needs for liquidity beyond the next 12 months are potential additional capital contributions to our subsidiaries and the repayment of $970 million aggregate principal amount of debt due in future years. See “—Capitalization—Holding Company” below. Radian Group’s liquidity demands for the next 12 months or in future periods could also include: (i) repayments, repurchases or early redemptions of portions of our debt obligations and (ii) potential investments to support our business strategy. Subject to certain limitations, borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Radian Group’s insurance and reinsurance subsidiaries as well as growth initiatives. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details.
If Radian Group’s current sources of liquidity are insufficient for Radian Group to fund its obligations, or if we otherwise decide to increase our liquidity position, Radian Group may seek additional capital, including by incurring additional debt, issuing additional equity, or selling assets, which we may not be able to do on favorable terms, if at all.
Share Repurchases. On March 20, 2019, Radian Group’s board of directors approved a $150 million increase in authorization for the Company’s existing share repurchase plan, bringing the total authorization to repurchase shares up to $250 million, excluding commissions. At June 30, 2019, purchase authority of up to a maximum of $52.5 million remained available under this program, which was scheduled to expire on July 31, 2020. Subsequent to June 30, 2019, Radian Group completed the repurchase authorization by purchasing additional shares of its common stock totaling $52.5 million, excluding commissions, which reduced available holding company liquidity from the amount reported at June 30, 2019, by the amount of such purchases. Over the course of the program, the Company repurchased a total of 11,258,574 shares, or 5.3% of the shares outstanding at the beginning of the program. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase program.
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
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding company expenses, including interest payments on most of Radian Group’s outstanding debt obligations. Payments of these corporate expenses for the next 12 months, excluding interest payments on Radian Group’s debt, are expected to be approximately $90 million to $100 million. For the same period, payments of interest on Radian Group’s debt obligations are expected to be approximately $41 million. We expect nearly all of our holding company expenses to be reimbursed by our subsidiaries under our expense-sharing arrangements. The expense-sharing arrangements between Radian Group and our insurance subsidiaries, as amended, have been approved by the applicable insurance departments, but such approval may be modified or revoked at any time.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Capitalization—Holding Company
The following table presents our holding company capital structure:

(In thousands)	June 30, 2019	December 31, 2018
Debt:
5.500% Senior Notes due 2019	$—	$158,623
5.250% Senior Notes due 2020	26,959	234,126
7.000% Senior Notes due 2021	70,360	197,661
4.500% Senior Notes due 2024	450,000	450,000
4.875% Senior Notes due 2027	450,000	—
Deferred debt costs on senior notes	(14,429)	(10,062)
Revolving credit facility	—	—
Total	982,890	1,030,348

Stockholders’ equity	3,783,244	3,488,715

Total capitalization	$4,766,134	$4,519,063

Debt to Capital Ratio	20.6%	22.8%
Radian’s holding company debt-to-capital ratio decreased to 20.6% at June 30, 2019 from 22.8% at December 31, 2018. During the second quarter of 2019, we reduced our total debt outstanding and improved our debt maturity profile by completing the following transactions:

•	repayment at maturity of $158.6 million aggregate principal amount of our Senior Notes due 2019;

•	the issuance of $450 million aggregate principal amount of Senior Notes due 2027; and

•	tender offers resulting in the purchases of aggregate principal amounts of $207.2 million and $127.3 million of our Senior Notes due 2020 and 2021, respectively.
On July 25, 2019, Radian Group redeemed the remaining $27.0 million aggregate principal amount of Senior Notes due 2020, in accordance with the terms of the related indenture.
Stockholders’ equity increased by $294.5 million from December 31, 2018 to June 30, 2019. The net increase in stockholders’ equity resulted primarily from: (i) our net income of $337.7 million for the six months ended June 30, 2019 and (ii) net unrealized gains on investments of $149.4 million, partially offset by shares repurchased under our share repurchase program of $197.6 million, including commissions.
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
Mortgage Insurance
The principal demands for liquidity in our mortgage insurance business include: (i) the payment of claims and potential claim settlement transactions, net of reinsurance; (ii) operating expenses (including those allocated from Radian Group); (iii) repayments of FHLB advances; and (iv) taxes. The principal sources of liquidity in our mortgage insurance business currently include insurance premiums, net investment income and cash flows from: (i) investment sales and maturities; (ii) FHLB advances; or (iii) capital contributions from Radian Group. We believe that the operating cash flows generated by each of our

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

mortgage insurance subsidiaries will provide these subsidiaries with a substantial portion of the funds necessary to satisfy their needs for the foreseeable future.
As of June 30, 2019, our Mortgage Insurance segment maintained claims paying resources of $4.3 billion on a statutory basis, which consists of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves.
Radian Guaranty’s Risk-to-capital as of June 30, 2019 was 14.6 to 1. Our combined Risk-to-capital, which represents the consolidated Risk-to-capital measure for all of our Mortgage Insurance subsidiaries, was 13.3 to 1 as of June 30, 2019. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form. See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. Radian Guaranty currently is an approved mortgage insurer under the PMIERs and is in compliance with the current PMIERs financial requirements. At June 30, 2019, Radian Guaranty’s Available Assets under the current PMIERs financial requirements totaled approximately $3.2 billion, resulting in excess available resources or a “cushion” of $660 million, or 26%, over its Minimum Required Assets of $2.6 billion.
The chart below summarizes our “cushion” under the PMIERs and Radian’s excess available resources as of June 30, 2018, December 31, 2018 and June 30, 2019, calculated based on the PMIERs financial requirements in effect for each date shown. Our excess available resources include our unsecured revolving credit facility and holding company liquidity, which may be utilized to enhance Radian Guaranty’s PMIERs cushion.

PMIERs Excess Available Resources
Value ($ in millions) (3)
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$-
$872 / 27%
$225 / 7%
$167 / 5%
$480 / 15%
$1,514 / 51%
$268 / 9%
$679 / 23%
$567 / 19%
$1,772 / 69%
$268 / 10%
$844 / 33%
$660 / 26%
Credit Facility
Radian Group Liquidity, net (1)
PMIERs Cushion (2)
June 30, 2018
December 31, 2018
June 30, 2019
PMIERs 1.0
PMIERs 2.0

______________________

(1)
Represents Radian Group’s Liquidity, net of the $35 million minimum liquidity requirement under the unsecured revolving credit facility. Radian Group’s Liquidity as of June 30, 2019 and December 31, 2018 includes $825 million and $450 million, respectively, from the April 2019 and December 2018 distributions of capital of $375 million and $450 million, respectively, from Radian Guaranty to Radian Group, as approved by the Pennsylvania Insurance Department.

(2)
Represents Radian Guaranty’s excess of Available Assets over its Minimum Required Assets, calculated in accordance with the PMIERs financial requirements in effect for each date shown. PMIERs 1.0 was in effect for June 30, 2018 and December 31, 2018; PMIERs 2.0 was in effect for June 30, 2019.

(3)	Percentages represent the values shown as a percentage of Minimum Required Assets under the applicable PMIERs financial requirements in effect for the dates shown.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

In April 2019, Radian Guaranty entered into a fully collateralized reinsurance agreement with Eagle Re 2019-1 that reduced net RIF by a total of $562.0 million, reducing the PMIERs Minimum Required Assets by the same amount. See “Overview—Quarterly Highlights and Recent Company Developments” and Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on this new agreement.
In April 2019, the Pennsylvania Insurance Department approved a $375 million Extraordinary Distribution from Radian Guaranty to Radian Group, which was paid on April 30, 2019 in the form of cash and marketable securities. This distribution reduced our PMIERs Available Assets by $375 million.
Under Pennsylvania’s insurance laws, ordinary dividends and other distributions may only be paid out of an insurer’s positive unassigned surplus, measured as of the end of the prior fiscal year. Despite the fact that Radian Guaranty and Radian Reinsurance maintained significant positive statutory policyholders’ surplus balances, Radian Guaranty and Radian Reinsurance had negative unassigned surplus at December 31, 2018 of $701.9 million and $84.8 million, respectively. Therefore, no ordinary dividends can be paid by these subsidiaries in 2019. Due in part to the need to set aside contingency reserves, we do not expect that Radian Guaranty or Radian Reinsurance will have positive unassigned surplus, and therefore we expect that they will not have the ability to pay ordinary dividends for the foreseeable future.
Radian Guaranty and Radian Reinsurance are both members of the FHLB. As members, they may borrow from the FHLB, subject to certain conditions, which include the need to post collateral and the requirement to maintain a minimum investment in FHLB stock. Advances from the FHLB may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing to purchase additional investment securities that have similar durations, for the purpose of generating additional earnings from our investment securities portfolio with minimal incremental risk. As of June 30, 2019, there were $106.4 million of FHLB advances outstanding.
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
Services
As of June 30, 2019, our Services segment maintained cash and cash equivalents totaling $7.3 million, which included restricted cash of $0.1 million. Effective January 1, 2019, Radian Group recapitalized the Services segment with a capital contribution that enabled the Services segment to repay its accumulated allocated operating expense and interest expense, as well as to repay the Clayton Intercompany Note. While this action had no immediate net impact to Radian Group’s available liquidity, we expect that the Services segment will now be more likely to satisfy its reimbursement obligations in the future. In the event the cash flow from operations of the Services segment is not adequate to fund all of its needs, Radian Group may provide additional funds to the Services segment in the form of a capital contribution or an intercompany loan.
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
Leases
We determine if an arrangement includes a lease at inception. If it does, we recognize a right-of-use asset and lease liability in other assets and other liabilities, respectively, in our condensed consolidated balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and are recognized net of any payments made or received from the lessor. Lease liabilities represent our obligation to make lease payments arising from the lease and are based on the present value of lease payments over the lease term. In determining the net present value of lease payments, we use our incremental

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

borrowing rate based on the information available at the lease commencement date or as of our date of adoption, January 1, 2019.
Lease expense is recognized on a straight-line basis over the expected lease term. For lease agreements entered into after the adoption of ASU 2016-02 that include lease and non-lease components, such components are generally not accounted for separately. We have elected the short-term exemption for contracts with lease terms of 12 months or less.
Our lease agreements primarily relate to operating leases for office space we use in our operations. Certain of our leases include renewal options and/or termination options that we did not consider in the determination of the right-of-use asset or the lease liability as we did not believe it was reasonably certain that we would exercise such options. Our lease agreements do not contain any variable lease payments, material residual value guarantees or material restrictive covenants. We do not have material sublease agreements. As of June 30, 2019, there were no leases that had not yet commenced but that created significant rights and obligations for us.
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
Our market risk exposures at June 30, 2019 have not materially changed from those identified in our 2018 Form 10-K.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2019, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
During the three-month period ended June 30, 2019, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Glossary

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are routinely involved in a number of legal actions and proceedings, including litigation and other disputes arising in the ordinary course of our business.
On December 22, 2016, Ocwen Loan Servicing, LLC and Homeward Residential, Inc. (collectively, “Ocwen”) filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against Radian Guaranty alleging breach of contract and bad faith claims and seeking monetary damages and declaratory relief. Ocwen has also initiated similar legal proceedings against several other mortgage insurers. On December 17, 2016, Ocwen separately filed a parallel arbitration petition against Radian Guaranty before the American Arbitration Association (“AAA”) asserting substantially the same allegations (the “Arbitration”). Ocwen’s filings together listed 9,420 mortgage insurance certificates issued under multiple insurance policies, including Pool Insurance policies, as subject to the dispute. On June 5, 2017, Ocwen filed an amended complaint and an amended petition (collectively, the “Amended Filings”) with both the court and the AAA, respectively, together listing 8,870 certificates as subject to the dispute. On April 11, 2018, the parties entered into a confidential agreement with respect to all certificates subject to the dispute. The confidential agreement resolved certain categories of claims involved in the dispute and, on April 12, 2018, the parties filed a stipulation of voluntary dismissal of the federal court proceeding and the trial judge issued an Order dismissing all claims and counterclaims subject to the parties’ agreement. Radian Guaranty was not required to make any payment in connection with this confidential agreement. Pursuant to the confidential agreement, the parties: (1) dismissed the federal court proceeding; (2) narrowed the scope of the dispute to Ocwen’s breach of contract claims seeking payment of insurance benefits on approximately 2,500 certificates that Ocwen was previously pursuing through the Amended Filings; and (3) agreed to resolve the remaining dispute through the Arbitration. The Arbitration is proceeding and Radian continues to defend against Ocwen’s claims vigorously.
On August 31, 2018, Nationstar Mortgage LLC d/b/a Mr. Cooper (“Nationstar”) filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against Radian Guaranty (the “Complaint”) alleging breach of contract, bad faith, unjust enrichment and conversion claims and seeking monetary damages and declaratory relief. The Complaint lists 3,014 mortgage insurance certificates issued under multiple insurance policies as subject to disputes involving insurance coverage decisions. The Complaint further lists 2,231 mortgage insurance certificates issued under multiple insurance policies as subject to disputes involving premium refund requests. Radian Guaranty believes that Nationstar’s allegations and claims in the legal proceedings described above are without merit and legally deficient, and plans to defend against these claims vigorously. In December 2018, Radian Guaranty filed a motion to dismiss the Complaint. In March 2019, the trial judge issued an Order granting in part, and denying in part, our motion to dismiss, and dismissed Nationstar’s unjust enrichment and conversion claims. In May 2019, Radian Guaranty filed an answer, with affirmative defenses and counterclaims, in response to the Complaint.
In the second quarter of 2019, the Company increased its IBNR reserve estimate by $19.4 million related to our best estimate of our probable loss in connection with the above legal proceedings. While Radian believes it has substantial defenses in these matters and intends to continue to defend against these claims vigorously, it is not feasible to predict the ultimate outcome of these disputes, and the Company could in the future be required to pay amounts as a result of settlements or decisions in these matters, potentially in excess of accruals.
We also are periodically subject to reviews and audits, as well as inquiries, information-gathering requests and investigations. In connection with these matters, from time to time we receive requests and subpoenas seeking information and documents related to aspects of our business.
The legal and regulatory matters discussed above and in our 2018 Form 10-K could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. Management believes, based on current knowledge and after consultation with counsel, that the outcome of such actions will not have a material adverse effect on our consolidated financial condition. The outcome of litigation and other legal and regulatory matters and proceedings is inherently uncertain, and it is possible that one or more of the matters currently pending or threatened could have an adverse effect on our liquidity, financial condition or results of operations for any particular period.
Item 1A. Risk Factors.
There have been no material changes to our risk factors from those previously disclosed in our 2018 Form 10-K.

Glossary

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuance of Unregistered Securities
During the three and six months ended June 30, 2019, no equity securities of Radian Group were sold that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended June 30, 2019.

Issuer Purchases of Equity Securities
($ in thousands, except per-share amounts)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
Share repurchase program
4/1/2019 to 4/30/2019	4,133,652	$21.94	4,131,329	$127,652
5/1/2019 to 5/31/2019	2,153,016	$22.52	1,890,979	$85,164
6/1/2019 to 6/30/2019	1,452,156	$22.58	1,448,024	$52,488
Total	7,738,824		7,470,332

______________________

(1)	Includes 268,492 shares tendered by employees as payment of taxes withheld on the vesting of certain restricted stock awards granted under the Company’s equity compensation plans.

(2)
On March 20, 2019, Radian Group’s board of directors approved a $150 million increase in authorization for the Company’s existing share repurchase plan, bringing the total authorization to repurchase shares up to $250 million, excluding commissions. Pursuant to this authorization, during the three months ended June 30, 2019, we purchased a total of 7,470,332 shares at an average price of $22.20 per share, including commissions. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase program.

Glossary

Item 6. Exhibits

Exhibit No.	Exhibit Name

4.1
Senior Indenture dated as of March 4, 2013 between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-11356) dated February 27, 2013 and filed on March 4, 2013)

4.2
Sixth Supplemental Indenture dated as of June 24, 2019 between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (file no. 1-11356) dated June 24, 2019 and filed on June 24, 2019)

4.3
Form of 4.875% Senior Notes due 2027 (included as Exhibit A to the Sixth Supplemental Indenture in Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (file no. 1-11356) dated June 24, 2019 and filed on June 24, 2019)

10.1
Form of Radian Group Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file no. 1-11356) dated April 10, 2019 and filed on April 10, 2019)

*31	Rule 13a - 14(a) Certifications

**32	Section 1350 Certifications

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)
______________________
*   Filed herewith.
** Furnished herewith.

Glossary

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

August 6, 2019	/s/ J. FRANKLIN HALL
J. Franklin Hall
Senior Executive Vice President, Chief Financial Officer

/s/ ROBERT J. QUIGLEY
Robert J. Quigley
Senior Vice President, Controller