Form 10-Q
period 2019-09-30
RADIAN GROUP INC
filed 2019-11-12
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 201,149,388 shares of common stock, $0.001 par value per share, outstanding on November 8, 2019.

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
Excess-of-Loss Program
The credit risk protection obtained by Radian Guaranty in the form of excess-of-loss reinsurance, which indemnifies the ceding company against loss in excess of a specific agreed limit, up to a specified sum. The program includes reinsurance agreements with Eagle Re 2018-1 and Eagle Re 2019-1, in connection with the issuance by the Eagle Re Issuers of mortgage insurance-linked notes in November 2018 and April 2019, respectively. The program also includes a separate agreement with a third-party reinsurer, representing a pro rata share of the credit risk alongside the risk assumed by Eagle Re 2018-1.

Exchange Act	Securities Exchange Act of 1934, as amended

Term	Definition
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

Five Bridges	Five Bridges Advisors, LLC. Radian acquired the assets of Five Bridges in December 2018
Foreclosure Stage Default	The stage of default of a loan in which a foreclosure sale has been scheduled or held
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	Generally accepted accounting principles in the U.S., as amended from time to time
GSE(s)	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
HARP	Home Affordable Refinance Program
IBNR	Losses incurred but not reported
IIF	Insurance in force, equal to the aggregate unpaid principal balances of the underlying loans
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
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

Risk-to-capital	Under certain state regulations, a maximum ratio of net RIF calculated relative to the level of statutory capital
RMBS	Residential mortgage-backed securities
S&P	Standard & Poor’s Financial Services LLC
SAPP	Statutory accounting principles and practices, including those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Senior Notes due 2019	Our 5.500% unsecured senior notes due June 2019 ($300 million original principal amount)
Senior Notes due 2020	Our 5.250% unsecured senior notes due June 2020 ($350 million original principal amount)
Senior Notes due 2021	Our 7.000% unsecured senior notes due March 2021 ($350 million original principal amount)
Senior Notes due 2024	Our 4.500% unsecured senior notes due October 2024 ($450 million original principal amount)

Term	Definition
Senior Notes due 2027	Our 4.875% unsecured senior notes due March 2027 ($450 million original principal amount)
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

•
Radian Guaranty’s ability to remain eligible under the PMIERs and other applicable requirements imposed by the FHFA and by the GSEs to insure loans purchased by the GSEs, including potential future changes to the PMIERs which, among other things, may be impacted by the general economic environment and housing market, as well as the proposed Conservatorship Capital Framework (“CCF”) that would establish capital requirements for the GSEs, if the CCF is finalized;

•
our ability to successfully execute and implement our capital plans, including our risk distribution strategy through the capital markets and reinsurance markets, and to maintain sufficient holding company liquidity to meet our liquidity needs;

•	our ability to successfully execute and implement our business plans and strategies, including plans and strategies that require GSE and/or regulatory approvals and licenses;

•	our ability to maintain an adequate level of capital in our insurance subsidiaries to satisfy existing and future regulatory requirements;

•
changes in the charters or business practices of, or rules or regulations imposed by or applicable to, the GSEs, which may include changes in the requirements to remain an approved insurer to the GSEs, the GSEs’ interpretation and application of the PMIERs, as well as changes impacting loans purchased by the GSEs, such as whether GSE eligible loans meet the QM loan requirements under applicable law, requirements regarding mortgage credit and loan size and the GSEs’ pricing;

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
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, and to subsequent reports and registration statements filed from time to time with the SEC. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we issued this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements to reflect new information or future events or for any other reason.

Glossary

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in thousands, except per-share amounts)	September 30, 2019	December 31, 2018

Assets
Investments (Note 5)
Fixed-maturities available for sale—at fair value (amortized cost $4,369,273 and $4,098,962)	$4,527,223	$4,021,575
Trading securities—at fair value (amortized cost of $307,891 and $468,696)	329,935	469,071
Equity securities—at fair value (cost of $119,408 and $139,377)	121,759	130,565
Short-term investments—at fair value (includes $34,767 and $11,699 of reinvested cash collateral held under securities lending agreements)	552,095	528,403
Other invested assets—at fair value	2,712	3,415
Total investments	5,533,724	5,153,029
Cash	49,393	95,393
Restricted cash	2,853	11,609
Accounts and notes receivable	144,113	78,652
Deferred income taxes, net (Note 9)	—	131,643
Goodwill and other acquired intangible assets, net (Note 6)	52,533	58,998
Prepaid reinsurance premium	374,339	417,628
Other assets (Note 8)	513,647	367,700
Total assets	$6,670,602	$6,314,652

Liabilities and Stockholders’ Equity
Unearned premiums	$647,856	$739,357
Reserve for losses and loss adjustment expense (Note 10)	398,141	401,361
Senior notes (Note 11)	886,643	1,030,348
FHLB advances (Note 11)	104,492	82,532
Reinsurance funds withheld	352,532	321,212
Other liabilities	358,431	251,127
Total liabilities	2,748,095	2,825,937
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock: par value $0.001 per share; 485,000 shares authorized at September 30, 2019 and December 31, 2018; 220,174 and 231,132 shares issued at September 30, 2019 and December 31, 2018, respectively; 202,219 and 213,473 shares outstanding at September 30, 2019 and December 31, 2018, respectively	220	231
Treasury stock, at cost: 17,955 and 17,660 shares at September 30, 2019 and December 31, 2018, respectively	(901,556)	(894,870)
Additional paid-in capital	2,469,097	2,724,733
Retained earnings	2,229,107	1,719,541
Accumulated other comprehensive income (loss) (Note 14)	125,639	(60,920)
Total stockholders’ equity	3,922,507	3,488,715
Total liabilities and stockholders’ equity	$6,670,602	$6,314,652

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2019	2018	2019	2018
Revenues:
Net premiums earned—insurance	$281,185	$258,431	$843,863	$752,325
Services revenue	42,509	36,566	114,565	106,558
Net investment income	42,756	38,995	130,364	110,424
Net gains (losses) on investments and other financial instruments	13,009	(4,480)	47,462	(30,771)
Other income	879	1,174	2,677	2,997
Total revenues	380,338	330,686	1,138,931	941,533
Expenses:
Provision for losses	29,231	20,881	97,412	77,501
Policy acquisition costs	6,435	5,667	18,531	18,780
Cost of services	29,044	25,854	81,046	73,185
Other operating expenses	76,384	70,125	225,235	203,552
Restructuring and other exit costs	—	4,464	—	5,940
Interest expense	13,492	15,535	44,150	45,906
Loss on extinguishment of debt	5,940	—	22,738	—
Amortization and impairment of other acquired intangible assets	2,139	3,472	6,465	8,968
Total expenses	162,665	145,998	495,577	433,832
Pretax income	217,673	184,688	643,354	507,701
Income tax provision	44,235	41,891	132,229	41,469
Net income	$173,438	$142,797	$511,125	$466,232

Net income per share:
Basic	$0.85	$0.67	$2.45	$2.17
Diluted	$0.83	$0.66	$2.39	$2.13

Weighted-average number of common shares outstanding—basic	203,107	213,309	208,561	214,499
Weighted-average number of common and common equivalent shares outstanding—diluted	208,691	217,902	213,963	218,783

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018

Net income	$173,438	$142,797	$511,125	$466,232
Other comprehensive income (loss), net of tax (Note 14):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	40,654	(5,341)	190,677	(93,788)
Less: Reclassification adjustment for net gains (losses) included in net income	3,477	(4,044)	4,115	(8,512)
Net unrealized gains (losses) on investments	37,177	(1,297)	186,562	(85,276)
Net foreign currency translation adjustments	—	—	(3)	3
Other comprehensive income (loss), net of tax	37,177	(1,297)	186,559	(85,273)
Comprehensive income	$210,615	$141,500	$697,684	$380,959

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Common Stock
Balance, beginning of period	$223	$231	$231	$233
Issuance of common stock under incentive and benefit plans	—	—	1	1
Shares repurchased under share repurchase program (Note 13)	(3)	—	(12)	(3)
Balance, end of period	220	231	220	231

Treasury Stock
Balance, beginning of period	(901,419)	(894,610)	(894,870)	(893,888)
Repurchases of common stock under incentive plans	(137)	(25)	(6,686)	(747)
Balance, end of period	(901,556)	(894,635)	(901,556)	(894,635)

Additional Paid-in Capital
Balance, beginning of period	2,539,803	2,715,426	2,724,733	2,754,275
Issuance of common stock under incentive and benefit plans	1,660	1,014	4,418	2,593
Share-based compensation	5,169	4,186	15,119	13,808
Shares repurchased under share repurchase program (Note 13)	(77,535)	—	(275,173)	(50,050)
Balance, end of period	2,469,097	2,720,626	2,469,097	2,720,626

Retained Earnings
Balance, beginning of period	2,056,175	1,438,032	1,719,541	1,116,333
Cumulative effect of adopting accounting standard updates	—	—	—	(663)
Net income	173,438	142,797	511,125	466,232
Dividends declared	(506)	(533)	(1,559)	(1,606)
Balance, end of period	2,229,107	1,580,296	2,229,107	1,580,296

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	88,462	(57,943)	(60,920)	23,085
Cumulative effect of adopting accounting standard updates	—	—	—	2,948
Net unrealized gains (losses) on investments, net of tax	37,177	(1,297)	186,562	(85,276)
Net foreign currency translation adjustment, net of tax	—	—	(3)	3
Balance, end of period	125,639	(59,240)	125,639	(59,240)

Total Stockholders’ Equity	$3,922,507	$3,347,278	$3,922,507	$3,347,278

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$506,805	$491,929
Cash flows from investing activities:
Proceeds from sales of:
Fixed-maturities available for sale	770,393	577,034
Trading securities	120,875	35,182
Equity securities	52,295	92,702
Proceeds from redemptions of:
Fixed-maturities available for sale	287,557	337,857
Trading securities	36,827	53,437
Purchases of:
Fixed-maturities available for sale	(1,352,883)	(1,307,335)
Equity securities	(45,748)	(59,625)
Sales, redemptions and (purchases) of:
Short-term investments, net	(12,199)	(216,778)
Other assets and other invested assets, net	687	2,111
Purchases of property and equipment, net	(20,707)	(20,323)
Acquisitions, net of cash acquired	—	(662)
Net cash provided by (used in) investing activities	(162,903)	(506,400)
Cash flows from financing activities:
Dividends paid	(1,559)	(1,606)
Issuance of senior notes, net	442,498	—
Repayments and repurchases of senior notes	(610,739)	—
Issuance of common stock	2,126	1,128
Repurchases of common shares	(275,185)	(50,053)
Credit facility commitment fees paid	(710)	(643)
Change in secured borrowings, net (with terms less than 3 months)	9,568	41,414
Proceeds from secured borrowings (with terms greater than 3 months)	73,011	45,458
Repayments of secured borrowings (with terms greater than 3 months)	(37,550)	(3,000)
Repayments of other borrowings	(114)	(133)
Net cash provided by (used in) financing activities	(398,654)	32,565
Effect of exchange rate changes on cash and restricted cash	(4)	—
Increase (decrease) in cash and restricted cash	(54,756)	18,094
Cash and restricted cash, beginning of period	107,002	96,244
Cash and restricted cash, end of period	$52,246	$114,338

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
Mortgage Insurance
Our Mortgage Insurance segment provides credit-related insurance coverage, principally through private mortgage insurance on residential first-lien mortgage loans, as well as other credit risk management solutions, to mortgage lending institutions and mortgage credit investors. We provide our mortgage insurance products and services mainly through our wholly-owned subsidiary, Radian Guaranty. Private mortgage insurance plays an important role in the U.S. housing finance system because it promotes affordable home ownership and helps protect mortgage lenders, investors and other beneficiaries by mitigating default-related losses on residential mortgage loans. Generally, these loans are made to homebuyers who make down payments of less than 20% of the purchase price for their home or, in the case of refinancings, have less than 20% equity in their home. Private mortgage insurance also facilitates the sale of these low down payment loans in the secondary mortgage market, most of which are currently sold to the GSEs. Our total direct primary mortgage IIF and RIF were $237.2 billion and $60.4 billion, respectively, as of September 30, 2019.
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
Recent Accounting Pronouncements
Accounting Standards Adopted During 2019. We adopted ASU 2016-02, Leases (“ASU 2016-02”), on January 1, 2019. Most significantly, this update requires a lessee to recognize, as of the lease commencement date, a liability to make lease payments and an asset with respect to its right to use the underlying asset for the lease term. Upon adoption for contracts in effect as of January 1, 2019, we recorded a lease liability of $73.5 million within other liabilities, and a right-of-use asset of $49.4 million within other assets, corresponding to the lease liability as adjusted for deferred rent and unamortized allowances and incentives of $24.1 million. We elected the optional transition method and the practical expedients for transitioning existing leases to the new standard as of the effective date. As a result of applying the practical expedients: (i) we did not reassess expired or existing contracts to determine if they contain additional leases; (ii) we did not reassess the lease classification for expired and existing leases; and (iii) we did not reassess initial direct costs for existing leases. Prior period amounts continue to be reported in accordance with our historic accounting under previous lease guidance.
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
Our lease agreements primarily relate to operating leases for office space we use in our operations. Certain of our leases include renewal options and/or termination options that we did not consider in the determination of the right-of-use asset or the lease liability as we did not believe it was reasonably certain that we would exercise such options. Our lease agreements do not contain any variable lease payments, material residual value guarantees or material restrictive covenants. We do not have material sublease agreements. As of September 30, 2019, there were no leases that had not yet commenced but that created significant rights and obligations for us. See Note 12 for more information about our lease agreements.
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
Accounting Standards Not Yet Adopted. In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, and issued subsequent amendments to the initial guidance. This ASU and the associated subsequent amendments require that financial assets measured at their amortized cost basis be presented at the net amount expected to be collected. Credit losses relating to our available for sale debt securities are to be recorded through an allowance for credit losses, rather than a write-down of the asset, with the amount of the allowance limited to the amount by which fair value is less than amortized cost. This allowance method will allow reversals of credit losses if the estimate of credit losses declines. This ASU will also affect certain of our accounts and notes receivable, including premiums receivable, and certain of our other assets, including reinsurance recoverables. However, this ASU is not applicable to the accounting for insurance losses and loss adjustment expenses. Due to the nature of our assets affected by this update, we do not expect it to have a material effect on our financial statements and disclosures. This update is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance. The new standard: (i) requires that assumptions used to measure the liability for future policy benefits be reviewed at least annually; (ii) defines and simplifies the measurement of market risk benefits; (iii) simplifies the amortization of deferred acquisition costs; and (iv) enhances the required disclosures about long-duration contracts. This update is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the potential impact of the adoption of this update but do not expect it to have a material effect on our financial statements and disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software. This ASU requires the capitalization of implementation costs for activities performed in a cloud computing arrangement that is a service contract. The new standard aligns the accounting for implementation costs of hosting arrangements that are service contracts with the accounting for capitalizing internal-use software. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the potential impact of the adoption of this update but do not expect it to have a material effect on our financial statements and disclosures.
In April 2019, the FASB issued ASU 2019-04, Codification Improvements related to Financial Instruments-Credit Losses, Derivatives and Hedging, and Financial Instruments. This update to the accounting standards regarding financial instruments and derivatives and hedging clarifies the accounting treatment for the measurement of credit losses and provides further clarification on previously issued updates. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the potential impact of the adoption of this update but do not expect it to have a material effect on our financial statements and disclosures.
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
The calculation of basic and diluted net income per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2019	2018	2019	2018
Net income—basic and diluted	$173,438	$142,797	$511,125	$466,232

Average common shares outstanding—basic	203,107	213,309	208,561	214,499
Dilutive effect of share-based compensation arrangements (1)	5,584	4,593	5,402	4,284
Adjusted average common shares outstanding—diluted	208,691	217,902	213,963	218,783

Net income per share:

Basic	$0.85	$0.67	$2.45	$2.17

Diluted	$0.83	$0.66	$2.39	$2.13
______________________

(1)
The following number of shares of our common stock equivalents issued under our share-based compensation arrangements were not included in the calculation of diluted net income per share because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Shares of common stock equivalents	—	338	160	338

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
The reconciliation of adjusted pretax operating income (loss) for our reportable segments to consolidated pretax income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019		2018
Adjusted pretax operating income (loss):
Mortgage Insurance	$214,256	$204,620	$641,791	(1)	$573,771
Services	(1,513)	(7,921)	(11,139)		(21,960)
Total adjusted pretax operating income	212,743	196,699	630,652		551,811

Net gains (losses) on investments and other financial instruments	13,009	(4,480)	47,462		(30,771)
Loss on extinguishment of debt	(5,940)	—	(22,738)		—
Amortization and impairment of other acquired intangible assets	(2,139)	(3,472)	(6,465)		(8,968)
Impairment of other long-lived assets and other non-operating items	—	(4,059)	(5,557)		(4,371)
Consolidated pretax income	$217,673	$184,688	$643,354		$507,701

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
Our results for the nine months ended September 30, 2019 include a $32.9 million increase in net premiums earned and a $0.12 increase in net income per share, due to a reduction in our unearned premiums resulting from a cumulative adjustment in the second quarter of 2019 related to an update to the amortization rates used to recognize revenue for Single Premium Policies. The update to our earned premium recognition factors also resulted in a $6.2 million reduction in other operating expenses and a $0.02 increase in net income per share due to the acceleration of earned ceding commissions related to policies covered under our Single Premium QSR Program. This cumulative adjustment reflects a change in our estimate of the period over which we recognize premiums during the life of our mortgage insurance policies. We periodically review our premium recognition models, with adjustments to the estimate, if any, reflected in current period income. See Note 2 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for additional information regarding our accounting policies for insurance premiums revenue recognition.
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
Revenue
The reconciliation of our reportable segment revenues to consolidated revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019		2018
Reportable segment revenues:
Mortgage Insurance	$321,056	$295,031	$968,215	(1)	$859,380
Services	47,378	40,901	126,406		115,577
Total reportable segment revenues	368,434	335,932	1,094,621		974,957
Add: Net gains (losses) on investments and other financial instruments	13,009	(4,480)	47,462		(30,771)
Less: Inter-segment revenues (2)	1,105	766	3,152		2,653
Total revenues	$380,338	$330,686	$1,138,931		$941,533
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

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

The table below represents the disaggregation of services revenues from external customers, by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Services revenue
Mortgage Services	$19,218	$18,839	$51,531	$55,552
Real Estate Services	17,865	15,984	50,640	44,948
Title Services	5,426	1,743	12,394	6,058
Total services revenue	$42,509	$36,566	$114,565	$106,558

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

(In thousands)	September 30, 2019	December 31, 2018
Accounts Receivable	$18,956	$15,461
Unbilled Receivables	25,110	19,917
Deferred Revenues	3,036	3,204

4. Fair Value of Financial Instruments
For discussion of our valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 of Notes to Consolidated Financial Statements in our 2018 Form 10-K.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

The following is a list of assets that are measured at fair value by hierarchy level as of September 30, 2019:

(In thousands)	Level I	Level II	Total
Assets at fair value
Investments:
Fixed-maturities available for sale:
U.S. government and agency securities	$128,443	$34,012	$162,455
State and municipal obligations	—	110,981	110,981
Corporate bonds and notes	—	2,347,346	2,347,346
RMBS	—	619,935	619,935
CMBS	—	563,338	563,338
Other ABS	—	717,986	717,986
Foreign government and agency securities	—	5,182	5,182
Total fixed-maturities available for sale	128,443	4,398,780	4,527,223

Trading securities:
State and municipal obligations	—	121,190	121,190
Corporate bonds and notes	—	156,648	156,648
RMBS	—	17,116	17,116
CMBS	—	34,981	34,981
Total trading securities	—	329,935	329,935

Equity securities	116,762	4,997	121,759

Short-term investments:
U.S. government and agency securities	120,969	—	120,969
State and municipal obligations	—	25,547	25,547
Money market instruments	196,372	—	196,372
Corporate bonds and notes	—	37,593	37,593
Other investments (1)	—	171,614	171,614
Total short-term investments	317,341	234,754	552,095

Total investments at fair value (2)	562,546	4,968,466	5,531,012

Other assets:
Loaned securities: (3)
U.S. government and agency securities	19,960	—	19,960
Corporate bonds and notes	—	15,227	15,227
Equity securities	30,257	—	30,257
Total assets at fair value (2)	$612,763	$4,983,693	$5,596,456
______________________

(1)	Comprising short-term certificates of deposit and commercial paper.

(2)	Does not include other invested assets of $2.7 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient.

(3)	Securities loaned to third-party borrowers under securities lending agreements are classified as other assets in our condensed consolidated balance sheets. See Note 5 for more information.

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

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

At September 30, 2019 and December 31, 2018, there were no material Level III assets measured at fair value and no Level III liabilities. There were no investment transfers to or from Level III for the three and nine months ended September 30, 2019 or the year ended December 31, 2018. Activity related to Level III assets and liabilities (including realized and unrealized gains and losses, purchases, sales, issuances, settlements and transfers) was immaterial for the three and nine months ended September 30, 2019 and the year ended December 31, 2018.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected liabilities not carried at fair value in our condensed consolidated balance sheets were as follows as of the dates indicated:

	September 30, 2019		December 31, 2018
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Senior notes	$886,643	$919,125	$1,030,348	$1,007,687
FHLB advances	104,492	105,661	82,532	82,899

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

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

5. Investments
Available for Sale Securities
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	September 30, 2019
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$176,682	$182,415	$5,839	$106
State and municipal obligations	100,070	110,981	10,911	—
Corporate bonds and notes	2,254,627	2,362,004	108,541	1,164
RMBS	605,687	619,935	15,286	1,038
CMBS	542,284	563,338	21,966	912
Other ABS	718,854	717,986	2,394	3,262
Foreign government and agency securities	5,089	5,182	93	—
Total securities available for sale, including loaned securities	4,403,293	4,561,841	$165,030	$6,482
Less: loaned securities	34,020	34,618
Total fixed-maturities available for sale	$4,369,273	$4,527,223

	December 31, 2018
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$85,532	$84,070	$46	$1,508
State and municipal obligations	138,022	138,313	2,191	1,900
Corporate bonds and notes	2,288,720	2,229,885	5,053	63,888
RMBS	334,843	332,142	1,785	4,486
CMBS	546,729	539,915	544	7,358
Other ABS	712,748	704,662	814	8,900
Total securities available for sale, including loaned securities	4,106,594	4,028,987	$10,433	$88,040
Less: loaned securities	7,632	7,412
Total fixed-maturities available for sale	$4,098,962	$4,021,575

Gross Unrealized Losses and Fair Value of Available for Sale Securities
For securities deemed “available for sale” and that are in an unrealized loss position, the following tables show the gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of September 30, 2019 and December 31, 2018 are loaned securities under securities lending agreements that are classified as other assets in our condensed consolidated balance sheets, as further described below.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

	September 30, 2019
($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	4	$68,719	$89	3	$9,051	$17	7	$77,770	$106
Corporate bonds and notes	28	126,732	1,145	4	8,543	19	32	135,275	1,164
RMBS	5	30,478	52	23	44,649	986	28	75,127	1,038
CMBS	18	32,861	724	10	9,120	188	28	41,981	912
Other ABS	60	257,688	1,003	40	155,904	2,259	100	413,592	3,262
Total	115	$516,478	$3,013	80	$227,267	$3,469	195	$743,745	$6,482

	December 31, 2018
($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	2	$27,415	$796	8	$23,476	$712	10	$50,891	$1,508
State and municipal obligations	12	41,263	955	16	39,982	945	28	81,245	1,900
Corporate bonds and notes	330	1,208,430	36,284	126	601,533	27,604	456	1,809,963	63,888
RMBS	15	92,315	782	28	77,395	3,704	43	169,710	4,486
CMBS	62	328,696	3,973	33	125,728	3,385	95	454,424	7,358
Other ABS	129	503,109	7,917	26	89,628	983	155	592,737	8,900
Total	550	$2,201,228	$50,707	237	$957,742	$37,333	787	$3,158,970	$88,040

Although we held available for sale securities in an unrealized loss position as of September 30, 2019, we did not consider those securities to be other-than-temporarily impaired as of such date. For all investment categories, the unrealized losses of 12 months or greater duration as of September 30, 2019 were generally caused by interest rate or credit spread movements since the purchase date, and as such, we expect to recover the amortized cost basis of these securities. As of September 30, 2019, we did not have the intent to sell any available for sale securities in an unrealized loss position, and we determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis, which may be at maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at September 30, 2019.
Other-than-temporary Impairment Activity. To the extent we determine that a security is deemed to have had an other-than-temporary impairment, an impairment loss is recognized. We recognized no other-than-temporary impairment losses in earnings during the nine months ended September 30, 2019 and $1.7 million of other-than-temporary impairment losses in earnings for the nine months ended September 30, 2018. There were no other-than-temporary impairment losses recognized in accumulated other comprehensive income (loss) for those periods.
Securities Lending Agreements
We participate in a securities lending program whereby we loan certain securities in our investment portfolio to third-party borrowers for short periods of time. Although we report such securities at fair value within other assets in our condensed consolidated balance sheets, rather than within investments, the detailed information we provide in this Note 5 includes these securities. See Note 4 for additional detail on the loaned securities, and see Notes 2 and 6 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for additional information about our accounting policies with respect to our securities lending agreements and the collateral requirements thereunder, respectively.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

All of our securities lending agreements are classified as overnight and revolving. Securities collateral on deposit with us from third-party borrowers totaling $32.3 million and $16.8 million as of September 30, 2019 and December 31, 2018, respectively, may not be transferred or re-pledged unless the third-party borrower is in default, and is therefore not reflected in our condensed consolidated financial statements.
Net Gains (Losses) on Investments
Net gains (losses) on investments consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net realized gains (losses):
Fixed-maturities available for sale (1)	$4,401	$(4,219)	$5,209	$(9,030)
Trading securities	19	(260)	(391)	(910)
Equity securities	(28)	(69)	(708)	571
Other investments	205	101	521	392
Net realized gains (losses) on investments	4,597	(4,447)	4,631	(8,977)
Other-than-temporary impairment losses	—	(900)	—	(1,744)
Net unrealized gains (losses) on investments	4,419	1,405	33,005	(17,132)
Total net gains (losses) on investments	$9,016	$(3,942)	$37,636	$(27,853)

______________________
(1)Components of net realized gains (losses) on fixed-maturities available for sale include:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Gross investment gains from sales and redemptions	$4,697	$814	$10,926	$1,831
Gross investment losses from sales and redemptions	(296)	(5,033)	(5,717)	(10,861)

The net changes in unrealized gains (losses) recognized in earnings on investments that were still held at each period-end were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net unrealized gains (losses) on investments still held:
Trading securities	$4,132	$(2,581)	$18,962	$(18,431)
Equity securities	563	2,971	9,170	2,238
Other investments	47	430	(64)	655
Net unrealized gains (losses) on investments still held	$4,742	$820	$28,068	$(15,538)

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

Contractual Maturities
The contractual maturities of fixed-maturities available for sale were as follows:

	September 30, 2019
	Available for Sale
(In thousands)	Amortized Cost	Fair Value
Due in one year or less (1)	$132,819	$132,897
Due after one year through five years (1)	885,660	903,546
Due after five years through 10 years (1)	1,108,946	1,168,298
Due after 10 years (1)	409,043	455,841
RMBS (2)	605,687	619,935
CMBS (2)	542,284	563,338
Other ABS (2)	718,854	717,986
Total	4,403,293	4,561,841
Less: loaned securities	34,020	34,618
Total fixed-maturities available for sale	$4,369,273	$4,527,223
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS and Other ABS are shown separately, as they are not due at a single maturity date.
Other
For the nine months ended September 30, 2019, we did not transfer any securities from the available for sale or trading categories.
Our fixed-maturities available for sale include securities totaling $110.0 million and $88.4 million at September 30, 2019 and December 31, 2018, respectively, serving as collateral for our FHLB advances. See Note 11 for additional information about our FHLB advances.
Our fixed-maturities available for sale include securities totaling $16.8 million and $17.6 million at September 30, 2019 and December 31, 2018, respectively, on deposit and serving as collateral with various state regulatory authorities.
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
The following table shows the changes in the carrying amount of goodwill for the year-to-date periods ended December 31, 2018 and September 30, 2019:

(In thousands)	Goodwill	Accumulated Impairment Losses	Net
Balance at December 31, 2017	$197,391	$(186,469)	$10,922
Goodwill acquired	3,170	—	3,170
Balance at December 31, 2018	200,561	(186,469)	14,092
Goodwill acquired	538	—	538
Balance at September 30, 2019	$201,099	$(186,469)	$14,630

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

The following is a summary of the gross and net carrying amounts and accumulated amortization of our other acquired intangible assets as of the periods indicated:

	September 30, 2019
(In thousands)	Original Amount Acquired	Accumulated Amortization and Impairment	Net Carrying Amount
Client relationships	$83,860	$(52,764)	$31,096
Technology	16,964	(14,382)	2,582
Trade name and trademarks	8,340	(4,511)	3,829
Non-competition agreements	185	(183)	2
Licenses	463	(69)	394
Total	$109,812	$(71,909)	$37,903

	December 31, 2018
(In thousands)	Original Amount Acquired	Accumulated Amortization and Impairment	Net Carrying Amount
Client relationships	$84,000	$(48,227)	$35,773
Technology	17,362	(13,141)	4,221
Trade name and trademarks	8,340	(3,864)	4,476
Non-competition agreements	185	(177)	8
Licenses	463	(35)	428
Total	$110,350	$(65,444)	$44,906

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

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

The effect of all of our reinsurance programs on our net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019		2018
Net premiums written—insurance:
Direct	$287,000	$279,137	$828,022		$820,449
Assumed (1)	2,608	1,987	7,528		4,803
Ceded (2)	(15,455)	(24,348)	(39,900)		(76,162)
Net premiums written—insurance	$274,153	$256,776	$795,650		$749,090

Net premiums earned—insurance:
Direct	$305,493	$272,505	$919,507	(3)	$796,448
Assumed (1)	2,614	1,994	7,545		4,822
Ceded (2)	(26,922)	(16,068)	(83,189)	(3)	(48,945)
Net premiums earned—insurance	$281,185	$258,431	$843,863	(3)	$752,325

Ceding commissions earned	$12,153	$8,373	$37,191	(3)	$25,728
Ceded losses	771	1,191	4,326		3,356

______________________

(1)	Includes premiums earned from our participation in certain credit risk transfer programs.

(2)	Net of profit commission.

(3)
Includes a cumulative adjustment to unearned premiums recorded in the second quarter of 2019 related to an update to the amortization rates used to recognize revenue for Single Premium Policies. See Note 3 for further information.

QSR Program
In 2012, Radian Guaranty entered into the QSR Program with a third-party reinsurance provider. Radian Guaranty has ceded the maximum amount permitted under the QSR Program and is no longer ceding additional NIW under this program. RIF ceded under the QSR Program was $0.7 billion and $1.0 billion as of September 30, 2019 and 2018, respectively.
Single Premium QSR Program
In the first quarter of 2016, Radian Guaranty entered into the 2016 Single Premium QSR Agreement with a panel of third-party reinsurers. As of January 1, 2018, Radian Guaranty is no longer ceding additional NIW under this arrangement. RIF ceded under the 2016 Single Premium QSR Agreement was $5.7 billion and $6.4 billion as of September 30, 2019 and 2018, respectively.
In October 2017, Radian Guaranty entered into the 2018 Single Premium QSR Agreement with a panel of third-party reinsurers. Under the 2018 Single Premium QSR Agreement, we expect to cede up to 65% of our Single Premium NIW beginning with the business written in January 2018, subject to certain conditions that may affect the amount ceded, including a limitation on ceded premiums written equal to $335 million for policies issued between January 1, 2018 and December 31, 2019. Notwithstanding this limitation, the parties may mutually agree to amend the agreement, including with respect to any limitations on the amounts of insurance that may be ceded. RIF ceded under the 2018 Single Premium QSR Agreement was $2.9 billion and $1.6 billion as of September 30, 2019 and 2018, respectively.
Excess-of-Loss Program
Since the fourth quarter of 2018, Radian Guaranty has entered into two fully collateralized reinsurance arrangements with the Eagle Re Issuers. Total ceded premiums earned under our Excess-of-Loss Program were $7.5 million and $18.4 million for the three and nine months ended September 30, 2019, respectively.
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
The aggregate excess-of-loss reinsurance coverage for these transactions decreases over a ten-year period as the principal balances of the underlying covered mortgages decrease and as any claims are paid by the applicable Eagle Re Issuer or the mortgage insurance is canceled. The outstanding reinsurance coverage amount will begin amortizing after an initial period in which a target level of credit enhancement is obtained and will stop amortizing if certain thresholds are reached, such as if the reinsured mortgages were to experience an elevated level of delinquencies or certain credit enhancement tests were not maintained. Radian Guaranty has rights to terminate the reinsurance agreements upon the occurrence of certain events.
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
The Eagle Re Issuers represent our only VIEs as of September 30, 2019. The following table presents the total assets of the Eagle Re Issuers as well as Radian Guaranty’s maximum exposure to loss associated with each Eagle Re Issuer, as of the dates indicated.

	At September 30, 2019
		Maximum Exposure to Loss
(In thousands)	Total VIE Assets (1)	On - Balance Sheet		Off - Balance Sheet (2)	Total
Eagle Re 2018-1	$408,586	$1,493	(3)	$408,586	$410,079
Eagle Re 2019-1	562,036	2,202	(3)	562,036	564,238
Total	$970,622	$3,695		$970,622	$974,317

	At December 31, 2018
		Maximum Exposure to Loss
(In thousands)	Total VIE Assets (1)	On - Balance Sheet		Off - Balance Sheet (2)	Total
Eagle Re 2018-1	$434,034	$1,114	(3)	$434,034	$435,148
Total	$434,034	$1,114		$434,034	$435,148
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

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

Collateral
Although we use reinsurance as one of our risk management tools, reinsurance does not relieve us of our obligations to our policyholders. In the event the reinsurers are unable to meet their obligations to us, our insurance subsidiaries would be liable for any defaulted amounts. However, consistent with the PMIERs reinsurer counterparty collateral requirements, Radian Guaranty’s reinsurers have established a trust to help secure our potential cash recoveries. In addition, for the Single Premium QSR Program, Radian Guaranty holds amounts received from ceded premiums written to collateralize the reinsurers’ obligations, which are reported in reinsurance funds withheld on our condensed consolidated balance sheets. Any loss recoveries and profit commissions paid to Radian Guaranty related to the Single Premium QSR Program are expected to be realized from this account.
See Note 8 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for more information about our reinsurance transactions.
8. Other Assets
The following table shows the components of other assets as of the dates indicated:

(In thousands)	September 30, 2019	December 31, 2018
Company-owned life insurance	$103,877	$83,377
Prepaid federal income taxes (Note 9)	89,200	—
Loaned securities (Note 5)	65,444	27,860
Internal-use software (1)	55,190	51,367
Right-of-use assets (2)	42,613	—
Property and equipment (3)	34,339	37,090
Accrued investment income	33,187	34,878
Unbilled receivables	25,110	19,917
Deferred policy acquisition costs	19,928	17,311
Reinsurance recoverables	16,906	14,402
Current federal income tax receivable (4)	—	44,506
Other	27,853	36,992
Total other assets	$513,647	$367,700
______________________

(1)
Internal-use software, at cost, has been reduced by accumulated amortization of $70.4 million and $60.3 million at September 30, 2019 and December 31, 2018, respectively, as well as $3.8 million of impairment charges in the nine months ended September 30, 2019, and $5.1 million of impairment charges in 2018. Amortization expense was $3.3 million and $2.9 million for the three-month periods ended September 30, 2019 and 2018, respectively, and $9.8 million and $8.6 million for the nine-month periods ended September 30, 2019 and 2018, respectively.

(2)
Represents right-of-use assets recognized as a result of our adoption, as of January 1, 2019, of the new accounting and disclosure requirements for leases of property, plant and equipment. See Note 1 for additional information. Right-of-use assets are shown less accumulated amortization of $6.8 million at September 30, 2019.

(3)
Property and equipment at cost, less accumulated depreciation of $68.5 million and $62.9 million at September 30, 2019 and December 31, 2018, respectively. Depreciation expense was $1.9 million and $2.1 million for the three-month periods ended September 30, 2019 and 2018, respectively, and $5.9 million for both the nine-month periods ended September 30, 2019 and 2018.

(4)
During the nine months ended September 30, 2019, current federal income tax receivable was reduced by our receipt of the remaining $57.2 million refund from amounts on deposit with the IRS related to the settlement of the IRS Matter.

9. Income Taxes
Certain entities within our consolidated group have generated deferred tax assets of approximately $68.0 million, relating primarily to state and local NOL carryforwards, which, if unutilized, will expire during various future tax periods. We are

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

required to establish a valuation allowance against our deferred tax assets when it is more likely than not that all or some portion of our deferred tax assets will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our deferred tax assets will be realized in future periods. We have determined that certain entities within Radian may continue to generate taxable losses on a separate company basis in the near term and may not be able to fully utilize certain of their state and local NOLs on their state and local tax returns. Therefore, with respect to deferred tax assets relating to these state and local NOLs and other state timing adjustments, we retained a valuation allowance of $67.9 million at September 30, 2019.
In July 2018, we finalized a settlement with the IRS related to adjustments we had been contesting that resulted from the examination of our 2000 through 2007 consolidated federal income tax returns. During 2018, under the terms of the settlement, Radian utilized its qualified deposits with the U.S. Treasury to settle its $31.0 million obligation to the IRS, and during the first quarter of 2019, the IRS refunded to Radian the remaining $57.2 million that was previously on deposit resulting in a reduction of our current federal income tax receivable. As of September 30, 2019, our current federal income tax liability is $33.4 million and is included as a component of other liabilities in our condensed consolidated balance sheets.
As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under IRC Section 832(e) for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Treasury in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. As of September 30, 2019, we held $89.2 million of these bonds, which are included as prepaid income taxes within other assets in our condensed consolidated balance sheets. The corresponding deduction of our statutory contingency reserves resulted in the recognition of a net deferred tax liability, which is included in other liabilities in our condensed consolidated balance sheets.
For additional information on our income taxes, including our accounting policies, see Notes 2 and 10 of Notes to Consolidated Financial Statements in our 2018 Form 10-K.
10. Losses and Loss Adjustment Expense
Our reserve for losses and LAE, at the end of each period indicated, consisted of:

(In thousands)	September 30, 2019	December 31, 2018
Mortgage Insurance loss reserves	$394,087	$397,891
Services loss reserves (1)	4,054	3,470
Total reserve for losses and LAE	$398,141	$401,361
______________________

(1)
The Services loss reserves relate to Radian Title Insurance and the majority is subject to reinsurance, with the related reinsurance recoverables reported in other assets in our condensed consolidated balance sheets. For all periods presented, total incurred losses and paid claims for Radian Title Insurance were not material. See Note 8 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for additional information about our use of reinsurance in our title insurance business.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

The following table presents information relating to our mortgage insurance reserve for losses, including our IBNR reserve and LAE, but excluding our second-lien mortgage loan premium deficiency reserve, for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Balance at beginning of period	$397,891	$507,588
Less: Reinsurance recoverables (1)	11,009	8,350
Balance at beginning of period, net of reinsurance recoverables	386,882	499,238
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	107,866	100,047
Prior years	(10,579)	(24,075)
Total incurred	97,287	75,972
Deduct: Paid claims and LAE related to:
Current year (2)	1,784	2,316
Prior years	101,927	173,911
Total paid	103,711	176,227
Balance at end of period, net of reinsurance recoverables	380,458	398,983
Add: Reinsurance recoverables (1)	13,629	9,997
Balance at end of period	$394,087	$408,980
______________________

(1)	Related to ceded losses recoverable, if any, on reinsurance transactions. See Note 7 for additional information.

(2)
Related to underlying defaulted loans with a most recent default notice dated in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

Reserve Activity
2019 Activity
Reserves established for new default notices were the primary driver of our total incurred losses for the nine months ended September 30, 2019, and they were primarily impacted by the number of new primary default notices received in the period and our related gross Default to Claim Rate assumption applied to those new defaults, which was 7.5% as of September 30, 2019. Our provision for losses during the first nine months of 2019 was positively impacted by favorable reserve development on prior year defaults. This favorable development was primarily driven by a reduction during the period in certain Default to Claim Rate assumptions for these prior year defaults compared to the assumptions used at December 31, 2018, partially offset by an increase in our IBNR reserve estimate in the nine months ended September 30, 2019 related to previously disclosed legal proceedings. See Note 12 for additional information.
Total claims paid decreased for the nine months ended September 30, 2019, compared to the same period in 2018. The decrease in claims paid is consistent with the ongoing decline in the outstanding default inventory.
2018 Activity
Our mortgage insurance loss reserves at September 30, 2018 declined as compared to December 31, 2017, primarily as a result of the amount of paid claims outpacing losses incurred related to new default notices reported in the current year. Reserves established for new default notices were the primary driver of our incurred loss for the nine months ended September 30, 2018, and they were primarily impacted by the number of new primary default notices received in the period and our related gross Default to Claim Rate assumption applied to those new defaults, which was 8.5% as of September 30, 2018. The provision for losses during the first nine months of 2018 was positively impacted by favorable reserve development on prior year defaults, which was primarily driven by a reduction during the period in certain Default to Claim Rate assumptions for these prior year defaults compared to the assumptions used at December 31, 2017. The reductions in Default to Claim Rate assumptions resulted from observed trends, primarily higher Cures than were previously estimated.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

Mortgage Insurance Reserve Assumptions
Default to Claim Rate
As of September 30, 2019 our gross Default to Claim Rate assumptions on our primary portfolio ranged from 7.5% for new defaults, up to 65% for defaults not in foreclosure stage, and 72% for Foreclosure Stage Defaults. See Notes 2 and 11 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for additional information about our mortgage insurance reserve assumptions and Loss Mitigation Activities.
11. Borrowings and Financing Activities
The carrying value of our debt at September 30, 2019 and December 31, 2018 was as follows:

(In thousands)	September 30, 2019	December 31, 2018
Senior notes:
5.500% Senior Notes due 2019	$—	$158,324
5.250% Senior Notes due 2020	—	232,729
7.000% Senior Notes due 2021	—	195,867
4.500% Senior Notes due 2024	444,186	443,428
4.875% Senior Notes due 2027	442,457	—
Total senior notes	$886,643	$1,030,348

FHLB advances:
FHLB advances due 2019	$58,881	$60,550
FHLB advances due 2020	6,621	2,991
FHLB advances due 2021	14,000	8,000
FHLB advances due 2022	9,000	—
FHLB advances due 2023	8,994	8,995
FHLB advances due 2024	6,996	1,996
Total FHLB advances	$104,492	$82,532

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
In the third quarter of 2019, we redeemed the remaining $27.0 million and $70.4 million aggregate principal amount of Senior Notes due 2020 and 2021, respectively, in accordance with the terms of the related indentures. The aggregate redemption amount paid was $103.1 million, which includes accrued interest through the applicable redemption dates. These purchases resulted in a loss on extinguishment of debt of $5.9 million.
Following these purchases and redemptions, there were no remaining principal amounts outstanding on the Senior Notes due 2020 and 2021 at September 30, 2019.
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
Revolving Credit Facility
Radian Group has in place a $267.5 million unsecured revolving credit facility with a syndicate of bank lenders, which is scheduled to expire on October 16, 2020. At September 30, 2019, Radian Group was in compliance with all of the credit facility covenants, and there were no amounts outstanding. For more information regarding our revolving credit facility, including certain of its terms and covenants, see Note 13 of Notes to Consolidated Financial Statements in our 2018 Form 10-K.
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
On August 31, 2018, Nationstar Mortgage LLC d/b/a Mr. Cooper (“Nationstar”) filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against Radian Guaranty (the “Complaint”) alleging breach of contract, bad faith, equitable indemnification, unjust enrichment, and conversion claims and seeking monetary damages and declaratory relief. Exhibit 1 to the Complaint lists 3,014 mortgage insurance certificates issued under multiple insurance policies as subject to disputes involving insurance coverage decisions (the “Coverage Disputed Loans”). Exhibit 2 to the Complaint further lists 2,231 mortgage insurance certificates issued under multiple insurance policies as subject to disputes involving premium refund requests. In December 2018, Radian Guaranty filed a motion to dismiss the Complaint. In March 2019, the trial judge issued an order granting in part, and denying in part, our motion to dismiss, and dismissed Nationstar’s unjust enrichment and conversion claims. In May 2019, Radian Guaranty filed an answer, with affirmative defenses and counterclaims, in response to the Complaint. On September 23, 2019, the trial judge entered as an order a joint stipulation submitted by Nationstar and Radian Guaranty that narrowed the scope of the dispute involving Coverage Disputed Loans to claims relating to 1,704 mortgage insurance certificates. Radian Guaranty believes that Nationstar’s allegations and claims in the legal proceedings described above are without merit and legally deficient, and continues to defend against these claims vigorously.
In the three and nine months ended September 30, 2019, the Company increased its IBNR reserve estimate by $11.8 million and $31.2 million, respectively, related to our best estimate of our probable loss in connection with the above legal proceedings. While Radian believes it has substantial defenses in these matters and intends to continue to defend against these claims vigorously, it is not feasible to predict the ultimate outcome of these disputes, and the Company could in the future be required to pay amounts as a result of settlements or decisions in these matters, potentially in excess of accruals.
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
Lease Liability
Our lease liability represents the present value of future lease payments over the lease term. Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate, on a collateralized basis, to discount the lease payments based on information available at lease commencement. Our leases expire periodically through August 2032, and contain provisions for scheduled periodic rent increases. We estimate the incremental borrowing rate based on the yields of Radian Group corporate bonds, as adjusted to reflect a collateralized borrowing rate, resulting in discount rates ranging from 4.22% to 7.08%. While the majority of our lease population expires within one year of one of the Radian Group corporate bonds, our more significant leases do not. For those leases, we adjust the corporate bond rate for both U.S. Treasury rate yields and a corporate spread adjustment determined from recent market data.

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

($ in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$2,340	$7,006
Short-term lease cost	36	111
Total lease cost	$2,376	$7,117

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2,657)	$(7,933)

($ in thousands)	September 30, 2019
Operating leases:
Operating lease right-of-use assets (1)	$42,613
Operating lease liabilities (2)	65,816

Weighted-average remaining lease term - operating leases (in years)	10.0 years

Weighted-average discount rate - operating leases	6.77%

Remaining maturities of lease liabilities for the remainder of 2019 and thereafter is as follows:
2019	$2,681
2020	10,408
2021	9,945
2022	10,140
2023	10,279
2024 and thereafter	56,421
Total lease payments	99,874
Less: Imputed interest	(34,058)
Present value of lease liabilities (2)	$65,816
______________________

(1)	Classified in other assets in our condensed consolidated balance sheets. See Note 8.

(2)	Classified in other liabilities in our condensed consolidated balance sheets.
Pursuant to the previous lease accounting standard, rent expense for the three and nine months ended September 30, 2018 was $2.5 million and $6.8 million, respectively. Our commitment for non-cancelable leases in future years as of December 31, 2018 was as follows (in thousands):

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
13. Capital Stock
Share Repurchase Program
On August 16, 2018, Radian Group’s board of directors approved a share repurchase program that authorized the Company to repurchase up to $100 million of its common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. On March 20, 2019, Radian Group’s board of directors approved a $150 million increase in authorization for this program, bringing the total authorization to repurchase shares up to $250 million, excluding commissions. Radian operated this program pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which permitted the Company to purchase shares, at pre-determined price targets, when it may have otherwise been precluded from doing so. During the three and nine months ended September 30, 2019, the Company purchased 2,241,568 and 11,258,574 shares at an average price of $23.43 and $22.22 per share, respectively, including commissions. As of September 30, 2019, no further purchase authority remains under this program. Over the course of this program, the Company repurchased a total of 11,258,574 shares, or 5.3% of the shares outstanding at the beginning of the program.
On August 14, 2019, Radian Group’s board of directors approved a new share repurchase program that authorizes the Company to spend up to $200 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. Radian operates this program pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which permits the Company to purchase shares, at pre-determined price targets, when it may otherwise be precluded from doing so. During the three months ended September 30, 2019, the Company purchased 1,104,786 shares at an average price of $22.64 per share, including commissions. As of September 30, 2019, purchase authority of up to $175.0 million remained available under this program, which expires on August 31, 2020.
Subsequent to September 30, 2019, the Company purchased 1,090,875 shares of its common stock under its share repurchase program at an average price of $22.93 per share, including commissions. As of November 8, 2019, purchase authority of up to $150.0 million remained available under this program.
Other Purchases
We may purchase shares on the open market to settle stock options exercised by employees and purchases under our Employee Stock Purchase Plan. In addition, upon the vesting of certain restricted stock awards under our equity compensation plans, we may withhold from such vested awards shares of our common stock to satisfy the tax liability of the award recipients.
Dividends Paid
During each of the first three quarters of 2019 and each quarter of 2018, we declared quarterly cash dividends on our common stock equal to $0.0025 per share.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

14. Accumulated Other Comprehensive Income (Loss)
The following table shows the rollforward of accumulated other comprehensive income (loss) as of the periods indicated:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$111,977	$23,515	$88,462	$(77,114)	$(16,194)	$(60,920)
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	51,460	10,806	40,654	241,363	50,686	190,677
Less: Reclassification adjustment for net gains (losses) included in net income (1)	4,401	924	3,477	5,209	1,094	4,115
Net unrealized gains (losses) on investments	47,059	9,882	37,177	236,154	49,592	186,562
Unrealized foreign currency translation adjustments	—	—	—	(4)	(1)	(3)
Other comprehensive income (loss)	47,059	9,882	37,177	236,150	49,591	186,559
Balance at end of period	$159,036	$33,397	$125,639	$159,036	$33,397	$125,639

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(73,345)	$(15,402)	$(57,943)	$32,669	$9,584	$23,085
Cumulative effect of adopting accounting standard updates	—	—	—	284	(2,664)	2,948
Balance adjusted for cumulative effect of adopting accounting standard updates	(73,345)	(15,402)	(57,943)	32,953	6,920	26,033
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(6,762)	(1,421)	(5,341)	(118,719)	(24,931)	(93,788)
Less: Reclassification adjustment for net gains (losses) included in net income (1)	(5,120)	(1,076)	(4,044)	(10,775)	(2,263)	(8,512)
Net unrealized gains (losses) on investments	(1,642)	(345)	(1,297)	(107,944)	(22,668)	(85,276)
Unrealized foreign currency translation adjustments	—	—	—	4	1	3
Other comprehensive income (loss)	(1,642)	(345)	(1,297)	(107,940)	(22,667)	(85,273)
Balance at end of period	$(74,987)	$(15,747)	$(59,240)	$(74,987)	$(15,747)	$(59,240)

______________________

(1)	Included in net gains (losses) on investments and other financial instruments on our condensed consolidated statements of operations.
15. Statutory Information
State insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations, as described below. As of September 30, 2019, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $4.0 billion of our consolidated net assets.
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

insurers licensed in those states to satisfy a MPP Requirement that is calculated on both risk and surplus levels. Our mortgage insurance subsidiaries were in compliance with the Statutory RBC Requirements or MPP Requirements, to the extent applicable, in each of the RBC States as of September 30, 2019.
In addition, in order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. At September 30, 2019, Radian Guaranty is an approved mortgage insurer under the PMIERs and is in compliance with the current PMIERs financial requirements. See Note 1 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for additional information regarding the PMIERs.
Radian Guaranty’s Risk-to-capital calculation appears in the table below. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves.

	September 30, 2019	December 31, 2018
($ in millions)
RIF, net (1)	$43,484.8	$40,711.3

Common stock and paid-in capital	$1,041.0	$1,416.0
Surplus Note	100.0	100.0
Unassigned earnings (deficit)	(553.5)	(701.9)
Statutory policyholders’ surplus	587.5	814.1
Contingency reserve	2,475.9	2,109.9
Statutory capital	$3,063.4	$2,924.0

Risk-to-capital	14.2:1	13.9:1
______________________

(1)	Excludes risk ceded through all reinsurance programs (including with affiliates) and RIF on defaulted loans.
Radian Guaranty’s statutory capital increased by $139.4 million in the first nine months of 2019, primarily due to Radian Guaranty’s statutory net income of $525.5 million during this period, partially offset by the effect of an Extraordinary Distribution paid to Radian Group, as described below. The net increase in Radian Guaranty’s Risk-to-capital in the first nine months of 2019 was primarily due to the increase in RIF, partially offset by the increase in overall statutory capital.
The Risk-to-capital ratio for our combined mortgage insurance operations was 12.9 to 1 as of September 30, 2019, compared to 12.8 to 1 as of December 31, 2018.
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
The following analysis of our financial condition and results of operations for the three and nine months ended September 30, 2019 provides information that evaluates our financial condition as of September 30, 2019 compared with December 31, 2018 and our results of operations for the three and nine months ended September 30, 2019, compared to the same periods last year. Certain terms and acronyms used throughout this report are defined in the Glossary of Abbreviations and Acronyms included as part of this report. In addition, investors should review the “Cautionary Note Regarding Forward-Looking Statements—Safe Harbor Provisions” above and “Item 1A. Risk Factors” in our 2018 Form 10-K for a discussion of those risks and uncertainties that have the potential to adversely affect our business, financial condition, results of operations, cash flows or prospects. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.
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
Operating Environment
As a seller of mortgage credit protection and mortgage and credit risk management solutions, our results are subject to macroeconomic conditions and other events that impact the housing finance and real estate markets, including seasonal fluctuations that specifically impact the mortgage origination environment, the credit performance of our underlying insured assets and our future business opportunities. The macroeconomic conditions, seasonality and other events that impact the housing, mortgage finance and related real estate markets also affect the demand for our mortgage, real estate and title services offered through our Services business segment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Services” in our 2018 Form 10-K for further discussion of the drivers of revenues and results in our Services business.
Our Mortgage Insurance business continues to benefit from the improvement in market conditions since the financial crisis of 2007-2008, and from the current strength of the U.S. economy and housing finance industry. See “Results of Operations—Consolidated” for an overview of our financial results for the three and nine months ended September 30, 2019. During the third quarter of 2019, average mortgage rates in the U.S. fell to their lowest levels since 2016. This drove an

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

increase in refinance activity and overall mortgage origination volume. Our performance for the three months ended September 30, 2019 reflects this trend, including record levels of quarterly flow NIW driven by higher purchase and refinance origination volumes, but also a decrease in Persistency Rates resulting from the increased refinance activity. See “Results of Operations—Mortgage Insurance—NIW, IIF, RIF—Net Premiums Written and Earned” for further discussion about these recent trends and the net impact on our IIF portfolio.
In the third quarter of 2019, mortgage underwriting quality remained strong and our new business continued to comprise insurance written on high credit quality loans. In addition, the performance of our existing portfolio of IIF, comprised almost entirely of high credit quality loans originated after the financial crisis, continues to benefit from the effects of positive growth in home prices and historically low levels of unemployment. These positive trends resulted in ongoing favorable results, including improvement in our levels of new defaults, incurred losses, paid claims, and cure rates. See “Results of Operations—Mortgage Insurance” for further discussion.
During 2019, the mortgage insurance industry has continued to shift to a pricing environment where a variety of pricing methodologies and pricing levels are being deployed with differing degrees of risk-based granularity. Although the current pricing frameworks are based upon the same general risk attributes as have been considered in mortgage insurance pricing historically, more granular risk-based pricing factors are now being incorporated into pricing tools. The shift away from a predominately rate card based pricing model and the increase in “black box” pricing frameworks provides a more dynamic pricing capability that has led to an increase in the frequency of pricing changes throughout the mortgage insurance industry.
Our risk-based pricing strategies are designed to grow the long-term economic value of our mortgage insurance portfolio and align with our overall strategic objectives. A majority of our NIW is currently being priced through RADAR Rates, our “black box” pricing framework, which utilizes Radian’s proprietary RADAR risk model and analyzes credit risk inputs to customize a rate quote to a borrower’s individual risk profile, loan attributes and property characteristics. Our approach to pricing, which utilizes more traditional pricing forms in addition to RADAR Rates, is tailored to the specific business needs of our customers and their risk profiles and designed to achieve our targeted returns. This approach represents a continuation of our strategy to consistently provide a full spectrum of pricing options that are customer-centric, flexible and customizable based on a lender’s loan origination process, as well as balanced with our own objectives for managing our volume of NIW and the risk and return profile of our mortgage insurance portfolio. We expect that RADAR Rates will continue to enhance our ability to build a high quality mortgage insurance portfolio.
While our estimated share of the private mortgage insurance market during the first nine months of 2019 has remained relatively consistent at approximately 18%-20%, the shift to a more dynamic digital pricing delivery platform could result in increased volatility of market share within the mortgage insurance industry. In addition, more granular price competition through “black box” pricing frameworks could result in increased volatility of average premium rates for new business.
Legislative and Regulatory Developments
Our subsidiaries are subject to comprehensive regulations and other requirements. In addition to the discussion below, see “Item 1. Business—Regulation” in our 2018 Form 10-K for a discussion of the regulations that impact our business, as well as legislative and regulatory developments affecting the housing finance industry.
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

that the CFPB intends to allow the QM patch to expire in January 2021 or after a short extension, if necessary, and requests comments on possible amendments to the CFPB’s QM definition, including potential replacements for the QM patch. The CFPB has stated that it is “committed to ensuring a smooth and orderly mortgage market” in considering these issues and any resulting transition away from the QM patch. We believe there are many viable alternatives for replacing the QM patch, which, if adopted in a manner that brings greater consistency to how QM is defined across regulatory agencies, would limit the potential impact on the housing market and mortgage insurance market resulting from the expiration of the QM patch. However, the outcome of the rulemaking process is not known and the expiration of the QM patch without a viable replacement, or other potential amendments of the CFPB’s QM definition, could adversely impact our business, financial condition and results of operations. In our 2018 Form 10-K, see “Item 1. Business—Regulation” and “Item 1A. Risk Factors—Legislation and administrative and regulatory changes and interpretations could impact our businesses” for further discussion regarding the definition of QM, the QM patch and the potential impact on our business.
Housing Finance Reform. In September 2019, the U.S. Treasury and the Department of Housing and Urban Development (“HUD”) released plans (“Plans”) to reform the housing finance market, and with respect to the Treasury Plan, to release the GSEs from conservatorship after certain conditions were met. The Plans, which include actions that may be taken administratively (without Congressional action) and legislatively through Congressional action, call for, among other items: (i) recapitalizing the GSEs in preparation for their release from conservatorship; (ii) a greater role for private capital in limiting the GSEs’ risk profile and taxpayer exposure; (iii) a greater coordination of housing policy between the FHFA and HUD, including a reduction in the market overlap between the FHA and the GSEs; (iv) a better defined role for the FHA in adhering to its core mission of serving low and moderate income borrowers; and (v) increased transparency by the GSEs to support a more level playing field with private capital. Leadership at the FHFA and HUD have stated that they plan to use the Plans to guide the direction and activities of the GSEs and FHA, and in late September 2019, Treasury and the FHFA amended the Senior Preferred Stock Purchase Agreement between them to suspend the quarterly “net worth sweep” of the GSEs’ profits into Treasury and to allow the GSEs to retain collectively up to $45 billion in capital.
Further, in October 2019, the FHFA released its annual 2019 Strategic Plan and 2020 Scorecard for the GSEs with objectives that largely align with the recommendations set forth in the Treasury Plan. With the Plans serving as a roadmap, we expect HUD and FHFA will continue to take actions to shape the role of the FHA and GSEs in the housing finance market and to prepare the GSEs to exit conservatorship. While we believe that private capital is viewed favorably as a critical component of the current and any future housing finance market, actions taken in furtherance of the Plans could impact our business, financial condition and results of operations.
Quarterly Highlights and Recent Company Developments
During the third quarter of 2019, we improved our debt-to-capital ratio and our debt maturity profile by redeeming the remaining $27.0 million and $70.4 million aggregate principal amounts of Senior Notes due 2020 and 2021, respectively. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our borrowings and financing activities.
In addition, we continued to execute upon and enhance our share repurchase programs during the third quarter of 2019, including through the following actions:

•
the completion of our $250 million share repurchase authorization, initially authorized in August 2018, by purchasing additional shares of our common stock totaling $52.5 million, excluding commissions;

•
the initiation of a new share repurchase program with authority to spend up to $200 million to repurchase Radian Group common stock. During the three months ended September 30, 2019, we purchased shares under this new authorization totaling $25 million, excluding commissions; and

•
subsequent to September 30, 2019, the continuation of common stock repurchases under the current program totaling another $25 million, excluding commissions. As of November 8, 2019, purchase authority of up to $150.0 million remained available under this program.

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

Results of Operations—Consolidated
Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three and nine months ended September 30, 2019 and September 30, 2018 primarily reflect the financial results and performance of our two business segments—Mortgage Insurance and Services. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the basis of our segment reporting, including the related allocations. See “Results of Operations—Mortgage Insurance” and “Results of Operations—Services” for the operating results of these business segments for the three and nine months ended September 30, 2019, compared to the same periods in 2018.
In addition to the results of our operating segments, pretax income (loss) is also affected by those factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results” in our 2018 Form 10-K.
The following table highlights selected information related to our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018:

			Change			Change
	Three Months Ended September 30,		Favorable (Unfavorable)	Nine Months Ended September 30,		Favorable (Unfavorable)
(In millions, except per-share amounts)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Pretax income	$217.7	$184.7	$33.0	$643.4	$507.7	$135.7
Net income	173.4	142.8	30.6	511.1	466.2	44.9
Diluted net income per share	0.83	0.66	0.17	2.39	2.13	0.26
Book value per share at September 30	19.40	15.69	3.71	19.40	15.69	3.71

Net premiums earned—insurance (1)	281.2	258.4	22.8	843.9	752.3	91.6
Services revenue (2)	42.5	36.6	5.9	114.6	106.6	8.0
Net investment income (1)	42.8	39.0	3.8	130.4	110.4	20.0
Net gains (losses) on investments and other financial instruments	13.0	(4.5)	17.5	47.5	(30.8)	78.3
Provision for losses (1)	29.2	20.9	(8.3)	97.4	77.5	(19.9)
Cost of services (2)	29.0	25.9	(3.1)	81.0	73.2	(7.8)
Other operating expenses	76.4	70.1	(6.3)	225.2	203.6	(21.6)
Restructuring and other exit costs	—	4.5	4.5	—	5.9	5.9
Loss on extinguishment of debt	5.9	—	(5.9)	22.7	—	(22.7)
Income tax provision	44.2	41.9	(2.3)	132.2	41.5	(90.7)
Adjusted pretax operating income (3)	$212.7	$196.7	$16.0	$630.7	$551.8	$78.9
Adjusted diluted net operating income per share (3)	0.81	0.71	0.10	2.33	1.99	0.34

Return on equity	18.0%	17.4%	0.6%	18.4%	19.6%	(1.2)%
Adjusted net operating return on equity (3)	17.4%	19.0%	(1.6)%	17.9%	18.3%	(0.4)%
______________________

(1)	Relates primarily to the Mortgage Insurance segment. See “Results of Operations—Mortgage Insurance” for more information.

(2)	Relates to our Services segment. See “Results of Operations—Services” for more information.

(3)	See “—Use of Non-GAAP Financial Measures” below.
Net Income. As discussed in more detail below, our net income increased for the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily reflecting: (i) an increase in net premiums earned; (ii) an increase in net gains on investments and other financial instruments; and (iii) an increase in net investment income. Partially offsetting

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

these items are increases in: (i) provision for losses; (ii) other operating expenses; and (iii) loss on extinguishment of debt. The increase in net income for the nine months ended September 30, 2019, compared to the same period in 2018, also reflects a cumulative adjustment to unearned premiums recorded in the second quarter of 2019, as discussed in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements. In addition, the overall increase in net income for the nine months ended September 30, 2019, compared to the same period in 2018, was partially offset by an increase in the income tax provision, due primarily to a $73.6 million tax benefit in 2018 related to the impact of the settlement of the IRS Matter (see “—Income Tax Provision” below).
Diluted Net Income Per Share. The change in diluted net income per share for the three and nine months ended September 30, 2019, compared to the same periods in 2018, is primarily due to the change in net income, as discussed above.
Book Value Per Share. The increase in book value per share from $16.34 at December 31, 2018, to $19.40 at September 30, 2019, is primarily due to: (i) our net income for the nine months ended September 30, 2019 and (ii) an increase of $0.87 per share due to net unrealized gains in our available for sale securities, recorded in accumulated other comprehensive income. These increases were partially offset by the $0.26 per share net impact of our share repurchases for the nine months ended September 30, 2019, inclusive of the cost of these repurchases.
Net Gains (Losses) on Investments and Other Financial Instruments. The increase in net gains on investments and other financial instruments for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, is primarily due to: (i) the increase in unrealized gains in our trading portfolio related to changes in fair value resulting from lower interest rates and (ii) net realized gains on our fixed-maturities available for sale. The components of the net gains (losses) on investments and other financial instruments for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net unrealized gains (losses) related to change in fair value of trading securities and other investments	$4.4	$1.4	$33.0	$(17.1)
Net realized gains (losses) on investments	4.6	(4.5)	4.6	(9.0)
Other-than-temporary impairment losses	—	(0.9)	—	(1.8)
Net gains (losses) on other financial instruments	4.0	(0.5)	9.8	(2.9)
Net gains (losses) on investments and other financial instruments	$13.0	$(4.5)	$47.4	$(30.8)

Other Operating Expenses. Other operating expenses for the three months ended September 30, 2019 increased as compared to the same period in 2018, primarily due to: (i) higher compensation expense in 2019, including variable and incentive-based compensation and (ii) ongoing investments in our technology systems. In addition to these items, other operating expenses for the nine months ended September 30, 2019 increased, as compared to the same period in 2018, due to: (i) the inclusion of operating expenses of businesses acquired in 2018 and (ii) an increase in non-operating items, primarily related to impairment of other long-lived assets. Partially offsetting these items for the nine months ended September 30, 2019, is an increase in ceding commissions, resulting from a change in estimate affecting policies covered under our Single Premium QSR Program. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for further discussion about the change in estimate for Single Premium Policies.
Restructuring and Other Exit Costs. For the three and nine months ended September 30, 2018, restructuring and other exit costs included charges associated with our plan to restructure the Services business. In addition to restructuring charges associated with our Services business, in the third quarter of 2018 we also recognized $3.6 million of other exit costs associated with impairment of internal-use software.
Loss on Extinguishment of Debt. For the three and nine months ended September 30, 2019, the redemption of our remaining Senior Notes due 2020 and 2021 resulted in a loss on extinguishment of debt of $5.9 million and $22.7 million, respectively. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Income Tax Provision. Our effective tax rate was 20.3% and 20.6% for the three and nine months ended September 30, 2019, respectively, which approximates the federal statutory rate. For the same periods in 2018, our effective tax rates were different from the federal statutory tax rate, primarily due to the tax impact of Discrete Items. The impact of Discrete Items on our effective tax rate may fluctuate from period to period. During the nine months ended September 30, 2018, the Discrete

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Items impacting our effective tax rate primarily included $73.6 million of tax benefit related to the settlement of the IRS Matter and related state tax liabilities.
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

The following tables provide reconciliations of the most comparable GAAP measures of consolidated pretax income, diluted net income per share and return on equity, to our non-GAAP financial measures for the consolidated company of adjusted pretax operating income, adjusted diluted net operating income per share and adjusted net operating return on equity, respectively:

Reconciliation of Consolidated Pretax Income to Adjusted Pretax Operating Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Consolidated pretax income	$217,673	$184,688	$643,354	$507,701
Less reconciling income (expense) items:
Net gains (losses) on investments and other financial instruments	13,009	(4,480)	47,462	(30,771)
Loss on extinguishment of debt	(5,940)	—	(22,738)	—
Amortization and impairment of other acquired intangible assets	(2,139)	(3,472)	(6,465)	(8,968)
Impairment of other long-lived assets and other non-operating items (1)	—	(4,059)	(5,557)	(4,371)
Total adjusted pretax operating income (2)	$212,743	$196,699	$630,652	$551,811

______________________

(1)
The amount for the nine months ended September 30, 2019 primarily relates to impairments of other long-lived assets and is included in other operating expenses on the condensed consolidated statement of operations. The amount for the three and nine months ended September 30, 2018 primarily relates to impairment of internal-use software and is included in restructuring and other exit costs on the consolidated statement of operations.

(2)
Total adjusted pretax operating income on a consolidated basis consists of adjusted pretax operating income (loss) for our Mortgage Insurance segment and our Services segment, as further detailed in in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

Reconciliation of Diluted Net Income Per Share to Adjusted Diluted Net Operating Income Per Share
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Diluted net income per share	$0.83	$0.66	$2.39	$2.13

Less per-share impact of reconciling income (expense) items:
Net gains (losses) on investments and other financial instruments	0.06	(0.02)	0.22	(0.14)
Loss on extinguishment of debt	(0.03)	—	(0.11)	—
Amortization and impairment of other acquired intangible assets	(0.01)	(0.02)	(0.03)	(0.04)
Impairment of other long-lived assets and other non-operating items	—	(0.02)	(0.03)	(0.02)
Income tax (provision) benefit on reconciling income (expense) items (1)	—	0.01	(0.01)	0.04
Difference between statutory and effective tax rates	—	—	0.02	0.30	(2)
Per-share impact of reconciling income (expense) items	0.02	(0.05)	0.06	0.14
Adjusted diluted net operating income per share (1)	$0.81	$0.71	$2.33	$1.99

______________________

(1)	Calculated using the Company’s federal statutory tax rate of 21%. Any permanent tax adjustments and state income taxes on these items have been deemed immaterial and are not included.

(2)
Includes $0.34 of tax benefit related to the settlement of the IRS Matter, which includes both the impact of the settlement with the IRS as well as the reversal of certain related previously accrued state and local tax liabilities.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Reconciliation of Return on Equity to Adjusted Net Operating Return on Equity (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Return on equity (1)	18.0%	17.4%	18.4%	19.6%
Less impact of reconciling income (expense) items: (2)
Net gains (losses) on investments and other financial instruments	1.4	(0.5)	1.7	(1.3)
Loss on extinguishment of debt	(0.6)	—	(0.8)	—
Amortization and impairment of other acquired intangible assets	(0.2)	(0.4)	(0.2)	(0.4)
Impairment of other long-lived assets and other non-operating items	—	(0.5)	(0.2)	(0.2)
Income tax (provision) benefit on reconciling income (expense) items (3)	(0.1)	0.3	(0.1)	0.4
Difference between statutory and effective tax rates	0.1	(0.5)	0.1	2.8	(4)
Impact of reconciling income (expense) items	0.6	(1.6)	0.5	1.3
Adjusted net operating return on equity	17.4%	19.0%	17.9%	18.3%

______________________

(1)	Calculated by dividing annualized net income by average stockholders’ equity, based on the average of the beginning and ending balances for each period presented.

(2)	Annualized, as a percentage of average stockholders’ equity.

(3)	Calculated using the Company’s federal statutory tax rate of 21%. Any permanent tax adjustments and state income taxes on these items have been deemed immaterial and are not included.

(4)
Includes 3.1% of tax benefit related to the settlement of the IRS Matter, which includes both the impact of the settlement with the IRS as well as the reversal of certain related previously accrued state and local tax liabilities.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Results of Operations—Mortgage Insurance
Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018
The following table summarizes our Mortgage Insurance segment’s results of operations for the three and nine months ended September 30, 2019 and 2018:

			$ Change			$ Change
	Three Months Ended September 30,		Favorable (Unfavorable)	Nine Months Ended September 30,		Favorable (Unfavorable)
(In millions)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Adjusted pretax operating income (1) (2)	$214.3	$204.6	$9.7	$641.8	$573.8	$68.0
Net premiums written—insurance	270.6	253.8	16.8	787.5	743.8	43.7
(Increase) decrease in unearned premiums	7.0	1.7	5.3	48.2	3.2	45.0
Net premiums earned—insurance	277.6	255.5	22.1	835.7	747.0	88.7
Net investment income	42.6	38.8	3.8	129.8	110.2	19.6
Provision for losses	29.1	20.7	(8.4)	97.1	77.5	(19.6)
Policy acquisition costs	6.4	5.7	(0.7)	18.5	18.8	0.3
Other operating expenses (2)	57.8	52.9	(4.9)	166.7	156.8	(9.9)
Interest expense	13.5	11.1	(2.4)	44.2	32.6	(11.6)
______________________

(1)
Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

(2)
Includes allocation of corporate operating expenses of $26.7 million and $76.7 million for the three and nine months ended September 30, 2019, respectively, and $19.8 million and $58.5 million for the three and nine months ended September 30, 2018. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our allocation of corporate operating expenses to segments.

Adjusted Pretax Operating Income. Our Mortgage Insurance segment’s adjusted pretax operating income increased for the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily reflecting: (i) an increase in net premiums earned and (ii) an increase in net investment income. See “—NIW, IIF, RIF —Net Premiums Written and Earned” for more information about our net premiums earned. Partially offsetting these items are increases in: (i) provision for losses; (ii) other operating expenses; and (iii) interest expense as a result of the Clayton Intercompany Note repayment. See “—NIW, IIF, RIF—Other Operating Expenses” as well as “Results of Operations—Services—Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018—Interest Expense” for additional information.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

NIW, IIF, RIF
A key component of our current business strategy is to write profitable insurance on high credit quality mortgages in the U.S. Consistent with this objective, we wrote $22.0 billion and $51.4 billion of primary NIW in the three and nine months ended September 30, 2019, respectively, compared to $15.8 billion and $43.8 billion of NIW in the three and nine months ended September 30, 2018, respectively. Our Persistency Rate for the twelve months ended September 30, 2019 increased slightly to 81.5%, as compared to 81.4% for the twelve months ended September 30, 2018. The combination of our NIW and our Persistency Rate resulted in an increase in IIF, from $221.4 billion at December 31, 2018 to $237.2 billion at September 30, 2019, as shown in the chart below.

Primary Insurance in Force (1)
Primary Insurance in Force ($ in billions)
$250
$200
$150
$100
$50
$0
$217.1
$221.4
$237.2
19.7%
22.2%
18.1%
29.0%
11.0%
24.6%
21.3%
17.0%
26.8%
10.3%
20.9%
19.8%
17.3%
13.4%
20.2%
8.4%
September 30, 2018
December 31, 2018
September 30, 2019
Vintage
Written in 2019
Written in 2018
Written in 2017
Written in 2016
Written 2009 - 2015
Written in 2008 & Prior (2)

______________________

(1)	Policy years represent the original policy years, and have not been adjusted to reflect subsequent HARP refinancing activity.

(2)	Adjusted to reflect subsequent HARP refinancing activity, this percentage would decrease to 5.0%, 6.0% and 6.4% as of September 30, 2019, December 31, 2018 and September 30, 2018, respectively.
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
NIW increased by 39.8% and 17.3% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. We believe total mortgage origination volume was higher for the three and nine months ended September 30, 2019, as compared to the comparable periods in 2018, due to an increase in both purchase and refinance originations. Consistent with these trends in the mortgage origination market, the volume of both our purchase originations and our refinance originations increased during the three and nine months ended September 30, 2019, compared to the same periods in 2018. Our NIW for 2019 also reflects the successful implementation of RADAR Rates, our “black box” pricing strategy, which has been well received by customers with a majority of the NIW we are writing currently being priced through RADAR Rates.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Although it is difficult to project future volumes, industry sources expect the total mortgage origination market for the full year 2019 to increase 20% compared to 2018, driven by an increase in refinance originations as a result of lower interest rates as well as an expected increase in purchase originations. Similarly, we currently expect the mortgage insurance market for the full year 2019 to increase in comparison to 2018, driven by both purchase and refinance originations. Based on industry forecasts and our projections, we currently expect our NIW in 2019 to be in the range of $65 billion to $70 billion.
As of September 30, 2019, our portfolio of business written after 2008, including HARP refinancings, represented approximately 95% of our total primary RIF. Loan originations after 2008 consist primarily of high credit quality loans with significantly better credit performance than loans originated during 2008 and prior periods. The volume of insurance that we have written on high credit quality loans after 2008 has significantly improved our mortgage insurance portfolio mix.
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

Primary NIW
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Total primary NIW	$22,037	$15,764	$51,416	$43,845
Total primary risk written	$5,261	$3,979	$12,531	$11,063
Average coverage percentage	23.9%	25.2%	24.4%	25.2%

Primary NIW by Loan Purpose:
Purchases	80.7%	95.5%	86.4%	93.5%
Refinances	19.3%	4.5%	13.6%	6.5%

Primary NIW by Premium Type:
Direct Monthly and Other Recurring Premiums	85.0%	78.4%	84.0%	77.7%
Borrower-paid (1)	13.1	14.2	13.5	11.7
Lender-paid	1.9	7.4	2.5	10.6
Direct single premiums	15.0	21.6	16.0	22.3
Total	100.0%	100.0%	100.0%	100.0%

Total borrower-paid	97.1%	91.4%	96.5%	88.3%

Primary NIW by FICO Score (2) :
>=740	64.1%	55.5%	62.1%	55.9%
680-739	31.5%	34.7%	32.5%	35.5%
620-679	4.4%	9.8%	5.4%	8.6%

Primary NIW by LTV:
95.01% and above	16.8%	16.9%	18.7%	16.3%
90.01% to 95.00%	37.4%	44.3%	38.5%	44.7%
85.01% to 90.00%	27.4%	27.9%	27.2%	27.6%
85.00% and below	18.4%	10.9%	15.6%	11.4%
______________________

(1)	Borrower-paid Single Premium Policies have lower Minimum Required Assets under the PMIERs as compared to lender-paid Single Premium Policies.

(2)
For loans with multiple borrowers, the percentage of primary new insurance written by FICO score represents the lowest of the borrowers’ FICO scores. All periods prior to March 31, 2019 had previously been presented based on the FICO score of the primary borrower and have been restated to reflect the lowest of the borrowers’ FICO scores.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Primary IIF and RIF
($ in millions)	September 30, 2019	December 31, 2018	September 30, 2018
Total primary IIF	$237,158	$221,443	$217,096
Total primary RIF	$60,420	$56,728	$55,577
Average coverage percentage	25.5%	25.6%	25.6%

Total primary RIF on defaulted loans	$1,012	$1,032	$1,019
Percentage of RIF in default	1.7%	1.8%	1.8%

Persistency Rate (12 months ended)	81.5%	83.1%	81.4%
Persistency Rate (quarterly, annualized) (1)	75.5%	85.5%	83.4%

Primary RIF by Premium Type:
Direct Monthly and Other Recurring Premiums	72.0%	70.3%	69.9%
Borrower-paid (2)	8.5	7.3	7.0
Lender-paid	19.5	22.4	23.1
Direct single premiums	28.0	29.7	30.1
Total	100.0%	100.0%	100.0%

Total borrower-paid	77.8%	74.5%	73.7%

Primary RIF by FICO Score (3) :
>=740	56.2%	55.1%	55.1%
680-739	34.5%	34.8%	34.7%
620-679	8.6%	9.3%	9.3%
<=619	0.7%	0.8%	0.9%

Primary RIF by LTV:
95.01% and above	13.9%	11.6%	11.0%
90.01% to 95.00%	51.9%	53.1%	53.1%
85.01% to 90.00%	27.9%	29.0%	29.4%
85.00% and below	6.3%	6.3%	6.5%

Primary RIF by Policy Year:
2008 and prior	8.4%	10.1%	10.9%
2009 - 2013	8.1%	11.4%	12.4%
2014	4.8%	6.1%	6.5%
2015	8.1%	10.2%	10.9%
2016	13.5%	16.8%	17.9%
2017	17.4%	21.1%	22.0%
2018	19.7%	24.3%	19.4%
2019	20.0%	—%	—%
______________________

(1)
The Persistency Rate on a quarterly, annualized basis is calculated based on loan-level detail for the quarter ending as of the date shown. It may be impacted by seasonality or other factors, including the level of refinance activity during the applicable periods, and may not be indicative of full-year trends.

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

Net Premiums Written and Earned. Net premiums written and earned for the three and nine months ended September 30, 2019 increased compared to the same periods in 2018, reflecting an increase in our IIF primarily related to an increase in our monthly premium policies. Net premiums earned for the nine months ended September 30, 2019 includes a $32.9 million cumulative adjustment related to an update to the amortization rates used to recognize revenue for Single Premium Policies. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019		2018
Net premiums earned—insurance:
Direct
Premiums earned, excluding revenue from cancellations	$274,595	$257,940	$858,200	(1)	$752,338
Single Premium Policy cancellations	27,254	11,559	53,004		38,670
Direct	301,849	269,499	911,204	(1)	791,008

Assumed (2)	2,614	1,993	7,545		4,821

Ceded
Premiums earned, excluding revenue from cancellations	(28,457)	(20,989)	(106,891)	(1)	(61,783)
Single Premium Policy cancellations (3)	(8,137)	(3,288)	(15,923)		(10,635)
Profit commission—other (4)	9,729	8,267	39,775	(1)	23,589
Ceded premiums, net of profit commission	(26,865)	(16,010)	(83,039)	(1)	(48,829)

Total net premiums earned—insurance	$277,598	$255,482	$835,710	(1)	$747,000

______________________

(1)
Includes a cumulative adjustment to unearned premiums recorded in the second quarter of 2019 related to an update to the amortization rates used to recognize revenue for Single Premium Policies. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

(2)	Includes premiums earned from our participation in certain credit risk transfer programs.

(3)	Includes the impact of related profit commissions.

(4)	The amounts represent the profit commission on the Single Premium QSR Program, excluding the impact of Single Premium Policy cancellations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
% of total direct and assumed premiums written
QSR Program	0.7%	1.1%	0.8%	1.3%
Single Premium QSR Program	2.2	7.4	1.1	7.8
Excess-of-Loss Program	2.4	—	2.8	—
Total	5.3%	8.5%	4.7%	9.1%

% of total direct and assumed premiums earned
QSR Program	1.0%	1.7%	1.2%	1.9%
Single Premium QSR Program	5.3	4.0	5.7	4.1
Excess-of-Loss Program	2.4	—	2.0	—
Total	8.7%	5.7%	8.9%	6.0%

The table below provides information about the amount by which our reinsurance programs reduced our Minimum Required Assets as of the dates indicated.

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
PMIERs impact - reduction in Minimum Required Assets: (1)
QSR Program	$38,227	$48,734	$51,883
Single Premium QSR Program	513,832	522,318	511,052
Excess-of-Loss Program	834,072	455,440	—
Total PMIERs impact	$1,386,131	$1,026,492	$562,935

Percentage of gross Minimum Required Assets	29.6%	22.8%	12.7%

______________________

(1)	Excludes the impact of intercompany reinsurance.
Net Investment Income. Higher investment yields, combined with higher average investment balances, resulted in increases in net investment income for the three and nine months ended September 30, 2019, compared to the same periods in 2018. Our higher investment balances were primarily a result of investing our positive cash flow from operations. All periods include full allocation to the Mortgage Insurance segment of net investment income from investments held at Radian Group.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Provision for Losses. The following table details the financial impact of the significant components of our provision for losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Current period defaults (1)	$42.0	$40.4	$107.9	$100.1
Prior period defaults (2)	(12.6)	(20.4)	(10.6)	(24.1)
Second-lien mortgage loan premium deficiency reserve and other	(0.3)	0.7	(0.2)	1.5
Provision for losses	$29.1	$20.7	$97.1	$77.5

Loss ratio (3)	10.5%	8.1%	11.6%	10.4%

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
Our mortgage insurance provision for losses for the three and nine months ended September 30, 2019 increased by $8.4 million and $19.6 million, respectively, as compared to the same periods in 2018. Reserves established for new default notices were the primary driver of our total incurred losses for the three and nine months ended September 30, 2019 and 2018. Current period new primary defaults increased by 9.6% and 11.3% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. This increase primarily relates to new defaults on insurance written after 2008 and is consistent with typical default seasoning patterns for our recent NIW vintages. Our gross Default to Claim Rate assumption for new primary defaults was 7.5% at September 30, 2019, compared to 8.5% at September 30, 2018. This reduction in the estimated gross Default to Claim Rate assumption, which was based on observed trends, partially mitigated the increase in our provision for losses related to the increased number of new defaults in the three and nine months ended September 30, 2019, compared to the same periods in 2018.
Our provision for losses during the three and nine months ended September 30, 2019 was positively impacted by favorable reserve development on prior period defaults. This favorable development was primarily driven by a reduction during the period in certain Default to Claim Rate assumptions for prior year defaults compared to the assumptions used at December 31, 2018, partially offset by an increase in our IBNR reserve estimate related to previously disclosed legal proceedings. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Our primary default rate at September 30, 2019 was 1.9% compared to 2.1% at December 31, 2018. The following table shows a rollforward of our primary loans in default, including new defaults from our insurance written in years: (i) prior to and including 2008 and (ii) after 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning default inventory	19,643	22,088	21,093	27,922
Plus: New defaults on insurance written in years:
Prior to and including 2008	4,413	4,922	13,135	14,630
After 2008	6,149	4,713	16,981	12,433
Total new defaults	10,562	9,635	30,116	27,063
Less: Cures	9,215	9,633	28,886	30,739
Less: Claims paid (1)	818	1,280	2,084	3,437
Less: Rescissions and Claim Denials, net of (Reinstatements) (2)	(12)	40	55	39
Ending default inventory	20,184	20,770	20,184	20,770

______________________

(1)	Includes those charged to a deductible or captive reinsurance transactions, as well as commutations.

(2)	Net of any previous Rescissions and Claim Denials that were reinstated during the period. Such reinstated Rescissions and Claim Denials may ultimately result in a paid claim.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

The following tables show additional information about our primary loans in default as of the dates indicated:

	September 30, 2019
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 3rd Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	10,010	49.6%	127	34.9%	$84,512	25.5%
Four to eleven payments	5,790	28.7	427	22.5	88,901	26.8
Twelve payments or more	3,838	19.0	1,094	6.7	129,322	38.9
Pending claims	546	2.7	N/A	5.2	29,370	8.8
Total	20,184	100.0%	1,648		332,105	100.0%
IBNR and other					42,117
LAE					9,000
Total primary reserve					$383,222

September 30, 2019
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Claim Severity %
33%	31%	98%

	December 31, 2018
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	10,038	47.6%	148	33.2%	$83,540	23.1%
Four to eleven payments	5,905	28.0	422	24.7	87,210	24.1
Twelve payments or more	4,468	21.2	1,365	6.5	156,808	43.4
Pending claims	682	3.2	N/A	4.3	34,130	9.4
Total	21,093	100.0%	1,935		361,688	100.0%
IBNR and other					13,864
LAE					10,271
Total primary reserve					$385,823

December 31, 2018
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Claim Severity %
35%	33%	96%
______________________
N/A – Not applicable
Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was 31% and 33% at September 30, 2019 and December 31, 2018, respectively. This decrease was primarily due to the decrease in our gross Default to Claim Rate assumptions, as well as a shift in the mix of defaults during the nine months ended September 30, 2019, with a slightly lower proportion of pending claims in our total inventory. Our estimate with respect to future Rescissions, Claim Denials and Claim

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Curtailments, inclusive of claim withdrawals, reduced our loss reserve as of September 30, 2019 and December 31, 2018 by $29 million and $32 million, respectively. These expectations are based primarily on our recent experience with respect to the number of claims that have been denied due to the policyholder’s failure to submit sufficient documentation to perfect a claim within the time period permitted under our Master Policies, and also our recent experience with respect to the number of insurance certificates that have been rescinded due to fraud, underwriter negligence or other factors. See Note 11 of Notes to Consolidated Financial Statements in our 2018 Form 10-K.
Our mortgage insurance total loss reserve as a percentage of our mortgage insurance total RIF was 0.7% at both September 30, 2019 and December 31, 2018. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our reserves for losses and a reconciliation of our Mortgage Insurance segment’s beginning and ending reserves for losses and LAE.
We considered the sensitivity of our loss reserve estimates at September 30, 2019 by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point absolute change in primary Claim Severity (which we estimated to be 98% of our risk exposure at September 30, 2019), we estimated that our total loss reserve at September 30, 2019 would change by approximately $3 million. Assuming the portfolio mix and all other factors remain constant, for every one percentage point absolute change in our primary net Default to Claim Rate, we estimated an $11 million change in our primary loss reserve at September 30, 2019.
Total mortgage insurance claims paid of $36.7 million and $103.7 million for the three and nine months ended September 30, 2019, respectively, decreased from claims paid of $59.8 million and $176.2 million for the same respective periods in 2018. The decrease in claims paid is consistent with the ongoing decline in the outstanding default inventory. Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter, based on the rate that defaults cure and other factors (as described in “Item 1. Business—Mortgage Insurance—Defaults and Claims” in our 2018 Form 10-K) that make the timing of paid claims difficult to predict.
The following table shows claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net claims paid: (1)
Total primary claims paid	$28,981	$45,814	$94,281	$152,464
Total pool and other	901	1,241	2,603	3,652
Subtotal	29,882	47,055	96,884	156,116
Impact of commutations (2)	6,812	12,712	6,827	20,111
Total net claims paid	$36,694	$59,767	$103,711	$176,227

Total average net primary claim paid (1) (3)	$47.0	$53.6	$48.6	$54.1

Average direct primary claim paid (3) (4)	$48.1	$54.2	$49.5	$54.7
______________________

(1)	Net of reinsurance recoveries.

(2)	Includes payments to commute mortgage insurance coverage on certain performing and non-performing loans and the impact of captive terminations.

(3)	Calculated without giving effect to the impact of commutations.

(4)	Before reinsurance recoveries.
Other Operating Expenses. Other operating expenses for the three and nine months ended September 30, 2019 increased as compared to the same periods in 2018, primarily due to higher allocated corporate operating expenses. This increase for the nine months ended September 30, 2019, was partially offset by an increase in ceding commissions, resulting from a change in estimate affecting policies covered under our Single Premium QSR Program. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for further discussion about the change in estimate for Single Premium Policies.
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

expressed as a percentage of net premiums earned. Our expense ratio was 23.1% and 22.2% for the three and nine months ended September 30, 2019, respectively, compared to 22.9% and 23.5% for the same respective periods in 2018.
Results of Operations—Services
Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018
The following table summarizes our Services segment’s results of operations for the three and nine months ended September 30, 2019 and 2018:

			$ Change			$ Change
	Three Months Ended September 30,		Favorable (Unfavorable)	Nine Months Ended September 30,		Favorable (Unfavorable)
(In millions)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Adjusted pretax operating income (loss) (1) (2)	$(1.5)	$(7.9)	$6.4	$(11.1)	$(22.0)	$10.9
Net premiums earned—insurance	3.6	2.9	0.7	8.2	5.3	2.9
Services revenue	43.6	37.3	6.3	117.7	109.2	8.5
Cost of services	29.2	26.0	(3.2)	81.7	73.6	(8.1)
Other operating expenses (2)	19.5	17.7	(1.8)	55.3	48.3	(7.0)
Interest expense	—	4.5	4.5	—	13.4	13.4
______________________

(1)
Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

(2)
Includes allocation of corporate operating expenses of $4.3 million and $12.5 million for the three and nine months ended September 30, 2019, respectively, and $2.9 million and $8.7 million for the three and nine months ended September 30, 2018, respectively.

Adjusted Pretax Operating Income (Loss). Our Services segment’s adjusted pretax operating loss for the three and nine months ended September 30, 2019 was $1.5 million and $11.1 million, respectively, compared to adjusted pretax operating loss of $7.9 million and $22.0 million for the same respective periods in 2018. The decrease in our adjusted pretax operating loss for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, was driven by a decrease in interest expense, as discussed below, partially offset by an increase in other operating expenses.
Net Premiums Earned—Insurance. Net premiums earned for the three and nine months ended September 30, 2019 increased compared to the same periods in 2018, as a result of the acquisition of the title insurance business in March 2018 and the inclusion of its operations.
Services Revenue. Services revenue increased for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, primarily due to the inclusion of revenue from businesses acquired in 2018 since their respective dates of acquisition.
Cost of Services. Our cost of services is primarily affected by our level of services revenue. The level of these costs may also fluctuate if market rates of compensation change, or if there is decreased availability or a loss of qualified employees.
Other Operating Expenses. Other operating expenses for the three and nine months ended September 30, 2019 were impacted by businesses acquired in 2018 and the resulting inclusion of other operating expenses for these businesses from their respective dates of acquisition. Other operating expenses also include other selling, general and administrative expenses, depreciation, and allocations of corporate general and administrative expenses. See “Results of Operations—Consolidated—Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018—Other Operating Expenses.”
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
Liquidity and Capital Resources
Consolidated Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

(In thousands)	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$506,805	$491,929
Investing activities	(162,903)	(506,400)
Financing activities	(398,654)	32,565
Effect of exchange rate changes on cash and restricted cash	(4)	—
Increase (decrease) in cash and restricted cash	$(54,756)	$18,094

Operating Activities. Our most significant source of operating cash flows is generally from premiums received from our mortgage insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our mortgage insurance policies and our operating expenses. Net cash provided by operating activities totaled $506.8 million for the nine months ended September 30, 2019, an increase compared to $491.9 million for the same period in 2018. This increase was principally the result of: (i) a reduction in claims paid in 2019, partially offset by; (ii) ceded premiums paid under the Excess-of-Loss Program in 2019; and (iii) an increase in net cash paid to the IRS, including our purchase of U.S. Mortgage Guaranty Tax and Loss Bonds in 2019.
Investing Activities. Net cash used in investing activities decreased in the nine months ended September 30, 2019, compared to the same period in 2018, primarily as a result of: (i) a decrease in net purchases of short-term investments; (ii) an increase in proceeds from sales, net of purchases, of fixed-maturity investments available for sale; and (iii) an increase in proceeds from sales of trading securities. These changes were partially offset by a decrease in proceeds from sales, net of purchases, of equity securities.
Financing Activities. Net cash used in financing activities increased for the nine months ended September 30, 2019, compared to net cash provided by financing activities during the same period in 2018. For the nine months ended September 30, 2019, our primary financing activities included: (i) an increase in repurchases of our common shares and (ii) repayments and repurchases of senior notes exceeding related issuances. See Notes 11 and 13 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt transactions and share repurchases.
See “Item 1. Financial Statements (Unaudited)—Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Liquidity Analysis—Holding Company
Radian Group serves as the holding company for our insurance and other subsidiaries and does not have any operations of its own. At September 30, 2019, Radian Group had available, either directly or through an unregulated subsidiary, unrestricted cash and liquid investments of $730.7 million. Available liquidity at September 30, 2019 excludes certain additional cash and liquid investments that have been advanced to Radian Group from our subsidiaries to pay their allocated share of corporate expenses and interest payments. In addition, this amount does not take into consideration transactions subsequent to September 30, 2019, including: (i) $25.0 million in repurchases of Radian Group common stock, excluding commissions, pursuant to the current share repurchase authorization discussed below; (ii) $20.0 million in distributions paid to Radian Group from subsidiaries; and (iii) a $65.0 million capital contribution paid from Radian Group to its subsidiary Radian Reinsurance to support participation in credit risk transfer transactions.
In addition to available cash and marketable securities, Radian Group’s principal sources of cash to fund future liquidity needs include payments made to Radian Group under expense- and tax-sharing arrangements with its subsidiaries. Radian Group also has in place a $267.5 million unsecured revolving credit facility with a syndicate of bank lenders. At September 30, 2019, the full $267.5 million remains undrawn and available under the facility. See Note 13 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for additional information on the unsecured revolving credit facility.
Radian Group’s principal liquidity demands for the next 12 months are: (i) potential investments to support our business strategy, including contributions to our subsidiaries; (ii) the payment of corporate expenses, including taxes; (iii) interest payments on our outstanding debt obligations; (iv) the payment of dividends on our common stock; and (v) the repurchases of Radian Group common stock pursuant to the share repurchase authorization, as described below.
In addition to our short-term liquidity needs discussed above, our most significant needs for liquidity beyond the next 12 months are potential additional capital contributions to our subsidiaries and the repayment of $900 million aggregate principal amount of debt due in future years. See “—Capitalization—Holding Company” below. Radian Group’s liquidity demands for the next 12 months or in future periods could also include: (i) repayments, repurchases or early redemptions of portions of our debt obligations and (ii) potential investments to support our business strategy. Subject to certain limitations, borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to Radian Group’s insurance and reinsurance subsidiaries as well as growth initiatives. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details.
If Radian Group’s current sources of liquidity are insufficient for Radian Group to fund its obligations, or if we otherwise decide to increase our liquidity position, Radian Group may seek additional capital, including by incurring additional debt, issuing additional equity, or selling assets, which we may not be able to do on favorable terms, if at all.
Share Repurchases. During the nine months ended September 30, 2019, the Company repurchased 12,363,360 shares of Radian Group common stock under programs authorized by Radian Group’s board of directors, at a total cost of $275.2 million, including commissions. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase programs.
Dividends. Our quarterly common stock dividend currently is $0.0025 per share and, based on our current outstanding shares of common stock, we would require approximately $2.0 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware.
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding company expenses, including interest payments on most of Radian Group’s outstanding debt obligations. Payments of these corporate expenses for the next 12 months, excluding interest payments on Radian Group’s debt, are expected to be approximately $90 million to $100 million. For the same period, payments of interest on Radian Group’s debt obligations are expected to be approximately $47 million. We expect nearly all of our holding company expenses to be reimbursed by our subsidiaries under our expense-sharing arrangements. The expense-sharing arrangements between Radian Group and our insurance subsidiaries, as amended, have been approved by the applicable insurance departments, but such approval may be modified or revoked at any time.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Capitalization—Holding Company
The following table presents our holding company capital structure:

(In thousands)	September 30, 2019	December 31, 2018
Debt:
5.500% Senior Notes due 2019	$—	$158,623
5.250% Senior Notes due 2020	—	234,126
7.000% Senior Notes due 2021	—	197,661
4.500% Senior Notes due 2024	450,000	450,000
4.875% Senior Notes due 2027	450,000	—
Deferred debt costs on senior notes	(13,357)	(10,062)
Revolving credit facility	—	—
Total	886,643	1,030,348

Stockholders’ equity	3,922,507	3,488,715

Total capitalization	$4,809,150	$4,519,063

Debt-to-capital ratio	18.4%	22.8%
Radian’s holding company debt-to-capital ratio decreased to 18.4% at September 30, 2019 from 22.8% at December 31, 2018. During the nine months ended September 30, 2019, we reduced our total debt outstanding and improved our debt maturity profile by completing the following transactions:

•	repayment at maturity of $158.6 million aggregate principal amount of our Senior Notes due 2019;

•	the issuance of $450 million aggregate principal amount of Senior Notes due 2027; and

•
tender offers and the subsequent redemptions that together resulted in the repayment of the remaining aggregate principal amounts of $234.1 million and $197.7 million of our Senior Notes due 2020 and 2021, respectively.

Stockholders’ equity increased by $433.8 million from December 31, 2018 to September 30, 2019. The net increase in stockholders’ equity resulted primarily from: (i) our net income of $511.1 million for the nine months ended September 30, 2019 and (ii) net unrealized gains on investments of $186.6 million. These items were partially offset by shares repurchased under our share repurchase programs of $275.2 million, including commissions.
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

As of September 30, 2019, our Mortgage Insurance segment maintained claims paying resources of $4.5 billion on a statutory basis, which consists of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves.
Radian Guaranty’s Risk-to-capital as of September 30, 2019 was 14.2 to 1. Our combined Risk-to-capital, which represents the consolidated Risk-to-capital measure for all of our Mortgage Insurance subsidiaries, was 12.9 to 1 as of September 30, 2019. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form. See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. Radian Guaranty currently is an approved mortgage insurer under the PMIERs and is in compliance with the current PMIERs financial requirements. At September 30, 2019, Radian Guaranty’s Available Assets under the current PMIERs financial requirements totaled approximately $3.4 billion, resulting in excess available resources or a “cushion” of $652 million, or 24%, over its Minimum Required Assets of $2.7 billion.
The chart below summarizes our “cushion” under the PMIERs and Radian’s excess available resources as of September 30, 2018, December 31, 2018 and September 30, 2019, calculated based on the PMIERs financial requirements in effect for each date shown. Our excess available resources include our unsecured revolving credit facility and holding company liquidity, which may be utilized to enhance Radian Guaranty’s PMIERs cushion.

PMIERs Excess Available Resources
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$-
Value ($ in millions) (3)
$966 / 29%
$225 / 7%
$211 / 6%
$530 / 16%
$1,514 / 51%
$268 / 9%
$679 / 23%
$567 / 19%
$1,616 / 59%
$268 / 10%
$696 / 25%
$652 / 24%
Credit Facility
Radian Group Liquidity, net (1)
PMIERs Cushion (2)
September 30, 2018
December 31, 2018
September 30, 2019
PMIERs 1.0
PMIERs 2.0

______________________

(1)
Represents Radian Group’s Liquidity, net of the $35 million minimum liquidity requirement under the unsecured revolving credit facility. Radian Group’s Liquidity as of September 30, 2019 and December 31, 2018 includes $825 million and $450 million, respectively, from the April 2019 and December 2018 distributions of capital of $375 million and $450 million, respectively, from Radian Guaranty to Radian Group, as approved by the Pennsylvania Insurance Department.

(2)
Represents Radian Guaranty’s excess of Available Assets over its Minimum Required Assets, calculated in accordance with the PMIERs financial requirements in effect for each date shown. PMIERs 1.0 was in effect for September 30, 2018 and December 31, 2018; PMIERs 2.0 was in effect for September 30, 2019.

(3)	Percentages represent the values shown as a percentage of Minimum Required Assets under the applicable PMIERs financial requirements in effect for the dates shown.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

In April 2019, Radian Guaranty entered into a fully collateralized reinsurance agreement with Eagle Re 2019-1 that reduced net RIF by a total of $562.0 million, reducing the PMIERs Minimum Required Assets by the same amount at inception. See “Overview—Quarterly Highlights and Recent Company Developments” and Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on this new agreement.
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
Radian Guaranty and Radian Reinsurance are both members of the FHLB. As members, they may borrow from the FHLB, subject to certain conditions, which include the need to post collateral and the requirement to maintain a minimum investment in FHLB stock. Advances from the FHLB may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing to purchase additional investment securities that have similar durations, for the purpose of generating additional earnings from our investment securities portfolio with minimal incremental risk. As of September 30, 2019, there were $104.5 million of FHLB advances outstanding.
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
Services
As of September 30, 2019, our Services segment maintained cash and liquid investments totaling $40.3 million, which included restricted cash of $0.1 million, primarily held by Radian Title Insurance. Effective January 1, 2019, Radian Group recapitalized the Services segment with a capital contribution that enabled the Services segment to repay its accumulated allocated operating expense and interest expense, as well as to repay the Clayton Intercompany Note. While this action had no immediate net impact to Radian Group’s available liquidity, we expect that the Services segment will now be more likely to satisfy its reimbursement obligations in the future. In the event the cash flow from operations of the Services segment is not adequate to fund all of its needs, Radian Group may provide additional funds to the Services segment in the form of a capital contribution or an intercompany loan.
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

	Moody’s (1)	S&P (2)
Radian Group	Ba1	BB+
Radian Guaranty	Baa1	BBB+
Radian Reinsurance	N/A	BBB+
______________________

(1)	Based on the October 17, 2019 update, Moody’s outlook for Radian Group and Radian Guaranty currently is Stable.

(2)	Based on the October 11, 2018 update, S&P’s outlook for Radian Group, Radian Guaranty and Radian Reinsurance is currently Stable.
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
Our lease agreements primarily relate to operating leases for office space we use in our operations. Certain of our leases include renewal options and/or termination options that we did not consider in the determination of the right-of-use asset or the lease liability as we did not believe it was reasonably certain that we would exercise such options. Our lease agreements do not contain any variable lease payments, material residual value guarantees or material restrictive covenants. We do not have material sublease agreements. As of September 30, 2019, there were no leases that had not yet commenced but that created significant rights and obligations for us.
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
Our market risk exposures at September 30, 2019 have not materially changed from those identified in our 2018              Form 10-K.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2019, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
During the three-month period ended September 30, 2019, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On August 31, 2018, Nationstar Mortgage LLC d/b/a Mr. Cooper (“Nationstar”) filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against Radian Guaranty (the “Complaint”) alleging breach of contract, bad faith, equitable indemnification, unjust enrichment, and conversion claims and seeking monetary damages and declaratory relief. Exhibit 1 to the Complaint lists 3,014 mortgage insurance certificates issued under multiple insurance policies as subject to disputes involving insurance coverage decisions (the “Coverage Disputed Loans”). Exhibit 2 to the Complaint further lists 2,231 mortgage insurance certificates issued under multiple insurance policies as subject to disputes involving premium refund requests. In December 2018, Radian Guaranty filed a motion to dismiss the Complaint. In March 2019, the trial judge issued an order granting in part, and denying in part, our motion to dismiss, and dismissed Nationstar’s unjust enrichment and conversion claims. In May 2019, Radian Guaranty filed an answer, with affirmative defenses and counterclaims, in response to the Complaint. On September 23, 2019, the trial judge entered as an order a joint stipulation submitted by Nationstar and Radian Guaranty that narrowed the scope of the dispute involving Coverage Disputed Loans to claims relating to 1,704 mortgage insurance certificates. Radian Guaranty believes that Nationstar’s allegations and claims in the legal proceedings described above are without merit and legally deficient, and continues to defend against these claims vigorously.
In the three and nine months ended September 30, 2019, the Company increased its IBNR reserve estimate by $11.8 million and $31.2 million, respectively, related to our best estimate of our probable loss in connection with the above legal proceedings. While Radian believes it has substantial defenses in these matters and intends to continue to defend against these claims vigorously, it is not feasible to predict the ultimate outcome of these disputes, and the Company could in the future be required to pay amounts as a result of settlements or decisions in these matters, potentially in excess of accruals.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuance of Unregistered Securities
During the three and nine months ended September 30, 2019, no equity securities of Radian Group were sold that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended September 30, 2019.

Issuer Purchases of Equity Securities
($ in thousands, except per-share amounts)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
Share repurchase programs
7/1/2019 to 7/31/2019	2,242,176	$23.43	2,241,568	$—
8/1/2019 to 8/31/2019	1,107,250	$22.64	1,104,786	$175,000
9/1/2019 to 9/30/2019	772	$23.12	—	$175,000
Total	3,350,198		3,346,354

______________________

(1)	Includes 3,844 shares tendered by employees as payment of taxes withheld on the vesting of certain restricted stock awards granted under the Company’s equity compensation plans.

(2)
On March 20, 2019, Radian Group’s board of directors approved a $150 million increase in authorization for the Company’s existing share repurchase plan, bringing the total authorization to repurchase shares up to $250 million, excluding commissions. During the three months ended September 30, 2019, we completed this repurchase authorization by purchasing an additional 2,241,568 shares at an average price of $23.43 per share, including commissions. On August 14, 2019, Radian Group’s board of directors approved a new share repurchase program that authorizes the Company to spend up to $200 million to repurchase Radian Group common stock. Pursuant to this authorization, during the three months ended September 30, 2019, the Company purchased 1,104,786 shares at an average price of $22.64 per share, including commissions. This share repurchase program expires on August 31, 2020. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase programs.

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

Radian Group Inc.

November 12, 2019	/s/ J. FRANKLIN HALL
J. Franklin Hall
Senior Executive Vice President, Chief Financial Officer

/s/ ROBERT J. QUIGLEY
Robert J. Quigley
Senior Vice President, Controller