Form 10-Q
period 2020-03-31
RADIAN GROUP INC
filed 2020-05-06
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 190,387,016 shares of common stock, $0.001 par value per share, outstanding on May 4, 2020.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list defines various abbreviations and acronyms used throughout this report, including the Condensed Consolidated Financial Statements, the Notes to Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Term	Definition
2014 Master Policy	Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which became effective October 1, 2014
2016 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in the first quarter of 2016 and subsequently amended in the fourth quarter of 2017
2018 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in October 2017 to cede a portion of Single Premium NIW beginning January 1, 2018
2020 Master Policy	Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which became effective March 1, 2020
2020 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in January 2020 to cede a portion of Single Premium NIW beginning January 1, 2020
ABS	Asset-backed securities
All Other
Radian’s non-reportable operating segments and other business activities, including income (losses) from assets held by our holding company, related general corporate operating expenses not attributable or allocated to our reportable segments and, for all periods through the first quarter of 2020 prior to its sale, income and expenses related to Clayton

ASU	Accounting Standards Update, issued by the FASB to communicate changes to GAAP
Available Assets	As defined in the PMIERs, assets primarily including the liquid assets of a mortgage insurer, and reduced by premiums received but not yet earned
CARES Act	Coronavirus Aid, Relief, and Economic Security Act signed into law on March 27, 2020
CCF	Conservatorship Capital Framework
CFPB	Consumer Financial Protection Bureau
Claim Curtailment	Our legal right, under certain conditions, to reduce the amount of a claim, including due to servicer negligence
Claim Denial	Our legal right, under certain conditions, to deny a claim
Claim Severity	The total claim amount paid divided by the original coverage amount
Clayton	Clayton Services LLC, an indirect subsidiary of Radian Group, which was sold on January 21, 2020
CMBS	Commercial mortgage-backed securities
COVID-19	The novel coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
Cures	Loans that were in default as of the beginning of a period and are no longer in default because payments were received such that the loan is no longer 60 or more days past due
Default to Claim Rate	The percentage of defaulted loans that are assumed to result in a claim
Disaster Related Capital Charge
Under the PMIERs, multiplier of 0.30 applied to the required asset amount factor for each non-performing loan: (i) backed by a property located in a FEMA Designated Area and (ii) either subject to a certain forbearance plan or with an initial default date occurring within a certain timeframe

Term	Definition
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

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended
Eagle Re 2018-1	Eagle Re 2018-1 Ltd., an unaffiliated special purpose reinsurer (a VIE) domiciled in Bermuda
Eagle Re 2019-1	Eagle Re 2019-1 Ltd., an unaffiliated special purpose reinsurer (a VIE) domiciled in Bermuda
Eagle Re 2020-1	Eagle Re 2020-1 Ltd., an unaffiliated special purpose reinsurer (a VIE) domiciled in Bermuda
Eagle Re Issuer(s)	Eagle Re 2018-1, Eagle Re 2019-1 and/or Eagle Re 2020-1
Excess-of-Loss Program
The credit risk protection obtained by Radian Guaranty in the form of excess-of-loss reinsurance, which indemnifies the ceding company against loss in excess of a specific agreed limit, up to a specified sum. The program includes reinsurance agreements with Eagle Re 2018-1, Eagle Re 2019-1 and Eagle Re 2020-1 in connection with the issuance by the Eagle Re Issuers of mortgage insurance-linked notes in November 2018, April 2019 and February 2020, respectively. The program also includes a separate agreement with a third-party reinsurer, representing a pro rata share of the credit risk alongside the risk assumed by Eagle Re 2018-1.

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

Foreclosure Stage Default	The stage of default of a loan in which a foreclosure sale has been scheduled or held
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	Generally accepted accounting principles in the U.S., as amended from time to time
GSE(s)	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
HARP	Home Affordable Refinance Program
IBNR	Losses incurred but not reported
IIF	Insurance in force, equal to the aggregate unpaid principal balances of the underlying loans
IRS	Internal Revenue Service

Term	Definition
LAE	Loss adjustment expenses, which include the cost of investigating and adjusting losses and paying claims
LIBOR	London Inter-bank Offered Rate
Loss Mitigation Activity/Activities	Activities such as Rescissions, Claim Denials, Claim Curtailments and cancellations
LTV	Loan-to-value ratio, calculated as the percentage of the original loan amount to the original value of the property
Master Policies	The Prior Master Policy, the 2014 Master Policy, and the 2020 Master Policy, together
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
PMIERs
Private Mortgage Insurer Eligibility Requirements issued by the GSEs under oversight of the FHFA to set forth requirements an approved insurer must meet and maintain to provide mortgage guaranty insurance on loans acquired by the GSEs. The current PMIERs requirements, sometimes referred to as PMIERs 2.0, incorporate the most recent revisions to the PMIERs that became effective on March 31, 2019.

Pool Insurance
Pool Insurance differs from primary insurance in that our maximum liability is not limited to a specific coverage percentage on an individual mortgage loan. Instead, an aggregate exposure limit, or “stop loss,” and/or deductible is applied to the initial aggregate loan balance on a group or “pool” of mortgages.

Prior Master Policy	Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which was in effect prior to the effective date of the 2014 Master Policy
QM	A mortgage that possesses certain low-risk characteristics that enable it to qualify for lender protection under the ability to repay rule instituted by the Dodd-Frank Act
QSR Program	The quota share reinsurance agreements entered into with a third-party reinsurance provider in the second and fourth quarters of 2012, collectively
Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Group	Radian Group Inc.
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group
Radian Reinsurance	Radian Reinsurance Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group

Term	Definition
Radian Title Insurance	Radian Title Insurance Inc., formerly known as EnTitle Insurance Company, an Ohio domiciled insurance company and an indirect subsidiary of Radian Group
RBC States	Risk-based capital states, which are those states that currently impose a statutory or regulatory risk-based capital requirement
Real Estate
Radian’s business segment that is primarily a fee-for-service business that offers a broad array of title, valuation, asset management and other real estate services to market participants across the real estate value chain

Reinstatements	Reversals of previous Rescissions, Claim Denials and Claim Curtailments
Rescission	Our legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies if we determine that a loan did not qualify for insurance
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

Single Premium QSR Program	The 2016 Single Premium QSR Agreement, the 2018 Single Premium QSR Agreement and the 2020 Single Premium QSR Agreement, together
Stage of Default	The stage a loan is in relative to the foreclosure process, based on whether a foreclosure sale has been scheduled or held
Statutory RBC Requirement	Risk-based capital requirement imposed by the RBC States, requiring a minimum surplus level and, in certain states, a minimum ratio of statutory capital relative to the level of risk
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

Glossary

Cautionary Note Regarding Forward-Looking Statements—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events, including management’s current views regarding the likely impacts of the COVID-19 pandemic. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us, particularly those associated with the COVID 19 pandemic, which has had wide-ranging and rapidly changing effects. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:

•
The COVID-19 pandemic has significantly impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, disrupted the housing finance system and real estate markets and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in most states and communities in the United States. As a result, the demand for certain of our products and services has been impacted, and this impact may continue for an unknown period and could expand in scope. We expect that the COVID-19 pandemic and measures taken to reduce its spread will pervasively impact our business and subject us to certain risks, including those discussed in “Item 1A. Risk Factors—The COVID-19 pandemic has adversely impacted our business, and its ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic” and the other risk factors in this report.

•
further changes in economic and political conditions, including those resulting from COVID-19, that impact the size of the insurable market, the credit performance of our insured portfolio, and our business prospects;

•	changes in the way customers, investors, ratings agencies, regulators or legislators perceive our performance, financial strength and future prospects;

•
Radian Guaranty’s ability to remain eligible under the PMIERs, including potential future changes to the PMIERs, and other applicable requirements imposed by the FHFA and by the GSEs to insure loans purchased by the GSEs;

•	the proposed CCF that would establish capital requirements for the GSEs once finalized, which could form the basis for future versions of the PMIERs;

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

•
our ability to maintain an adequate level of capital in our insurance subsidiaries to satisfy existing and future regulatory requirements, including the PMIERs and any changes thereto, as discussed above, and potential changes to the Model Act currently under consideration;

•
changes in the charters or business practices of, or rules or regulations imposed by or applicable to, the GSEs, which may include changes in the requirements to remain an approved insurer to the GSEs, the GSEs’ interpretation and application of the PMIERs, as well as changes impacting loans purchased by the GSEs, including changes to the GSEs’ business practices in response to the COVID-19 pandemic;

•	changes in the current housing finance system in the United States, including the role of the FHA, the GSEs and private mortgage insurers in this system;

Glossary

•
uncertainty from the expected discontinuance of LIBOR and transition to one or more alternative benchmarks that could cause interest rate volatility and, among other things, impact our investment portfolio, cost of debt and cost of reinsurance through mortgage insurance-linked notes transactions;

•
any disruption in the servicing of mortgages covered by our insurance policies, as well as poor servicer performance, which could result from the significant financial and operational challenges many servicers are facing due to the impact of the COVID-19 pandemic;

•	a decrease in the Persistency Rates of our mortgage insurance on monthly premium products;

•
competition in our mortgage insurance business, including price competition and competition from the FHA and VA as well as from other forms of credit enhancement, including GSE-sponsored alternatives to traditional mortgage insurance;

•
the effect of the Dodd-Frank Act on the financial services industry in general, and on our businesses in particular, including future changes to the QM loan requirements which currently are being considered by the CFPB;

•
legislative and regulatory activity (or inactivity), including the adoption of (or failure to adopt) new laws and regulations, or changes in existing laws and regulations, or the way they are interpreted or applied, including the enactment of the CARES Act and the adoption, interpretation or application of laws and regulations in response to COVID-19;

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

•
the possibility that we may fail to estimate accurately, especially in the event of an extended economic downturn or a period of extreme market volatility and uncertainty such as we are currently experiencing due to the COVID-19 pandemic, the likelihood, magnitude and timing of losses in establishing loss reserves for our mortgage insurance business or to accurately calculate and/or project our Available Assets and Minimum Required Assets under the PMIERs, which will be impacted by, among other things, the size and mix of our IIF, the level of defaults in our portfolio, the level of cash flow generated by our insurance operations and our risk distribution strategies;

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
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to “Item 1A. Risk Factors” in this report and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and to subsequent reports and registration statements filed from time to time with the SEC. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we issued this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements to reflect new information or future events or for any other reason.

Glossary

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in thousands, except per-share amounts)	March 31, 2020	December 31, 2019

Assets
Investments (Notes 4 and 5)
Fixed-maturities available for sale—at fair value (amortized cost of $4,564,616 and $4,549,534)	$4,603,613	$4,688,911
Trading securities—at fair value (amortized cost of $270,551 and $297,505)	287,270	317,150
Equity securities—at fair value (cost of $86,456 and $125,311)	74,853	130,221
Short-term investments—at fair value (includes $14,808 and $25,561 of reinvested cash collateral held under securities lending agreements)	638,760	518,393
Other invested assets—at fair value	4,131	4,072
Total investments	5,608,627	5,658,747
Cash	54,108	92,729
Restricted cash	7,817	3,545
Accounts and notes receivable	123,381	93,630
Goodwill and other acquired intangible assets, net (Note 6)	27,208	28,187
Prepaid reinsurance premium	356,104	363,856
Other assets (Note 8)	513,187	567,619
Total assets	$6,690,432	$6,808,313

Liabilities and Stockholders’ Equity
Unearned premiums	$605,045	$626,822
Reserve for losses and loss adjustment expense (Note 10)	418,202	404,765
Senior notes (Note 11)	887,584	887,110
FHLB advances (Note 11)	173,760	134,875
Reinsurance funds withheld	302,551	291,829
Other liabilities	438,782	414,189
Total liabilities	2,825,924	2,759,590
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock: par value $0.001 per share; 485,000 shares authorized at March 31, 2020 and December 31, 2019; 208,364 and 219,123 shares issued at March 31, 2020 and December 31, 2019, respectively; 190,387 and 201,164 shares outstanding at March 31, 2020 and December 31, 2019, respectively	208	219
Treasury stock, at cost: 17,977 and 17,959 shares at March 31, 2020 and December 31, 2019, respectively	(902,024)	(901,657)
Additional paid-in capital	2,231,670	2,449,884
Retained earnings	2,504,853	2,389,789
Accumulated other comprehensive income (loss) (Note 14)	29,801	110,488
Total stockholders’ equity	3,864,508	4,048,723
Total liabilities and stockholders’ equity	$6,690,432	$6,808,313

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2020	2019
Revenues:
Net premiums earned—insurance (Note 7)	$277,415	$263,512
Services revenue (Note 3)	31,927	32,753
Net investment income	40,944	43,847
Net gains (losses) on investments and other financial instruments	(22,027)	21,913
Other income	822	1,604
Total revenues	329,081	363,629
Expenses:
Provision for losses	35,951	20,754
Policy acquisition costs	7,413	5,893
Cost of services	22,141	24,157
Other operating expenses	69,110	78,805
Interest expense	12,194	15,697
Amortization and impairment of other acquired intangible assets	979	2,187
Total expenses	147,788	147,493
Pretax income	181,293	216,136
Income tax provision	40,832	45,179
Net income	$140,461	$170,957

Net Income Per Share:
Basic	$0.70	$0.80
Diluted	$0.70	$0.78

Weighted-average number of common shares outstanding—basic	200,161	213,537
Weighted-average number of common and common equivalent shares outstanding—diluted	201,819	218,343

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2020	2019

Net income	$140,461	$170,957
Other comprehensive income (loss), net of tax (Note 14):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(72,293)	78,023
Less: Reclassification adjustment for net gains (losses) included in net income	8,394	(391)
Net unrealized gains (losses) on investments	(80,687)	78,414
Other comprehensive income (loss), net of tax	(80,687)	78,414
Comprehensive income	$59,774	$249,371

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2020	2019
Common Stock
Balance, beginning of period	$219	$231
Shares repurchased under share repurchase program (Note 13)	(11)	(1)
Balance, end of period	208	230

Treasury Stock
Balance, beginning of period	(901,657)	(894,870)
Repurchases of common stock under incentive plans	(367)	(451)
Balance, end of period	(902,024)	(895,321)

Additional Paid-in Capital
Balance, beginning of period	2,449,884	2,724,733
Issuance of common stock under incentive and benefit plans	2,235	1,069
Share-based compensation	5,845	3,695
Shares repurchased under share repurchase program (Note 13)	(226,294)	(31,773)
Balance, end of period	2,231,670	2,697,724

Retained Earnings
Balance, beginning of period	2,389,789	1,719,541
Net income	140,461	170,957
Dividends and dividend equivalents declared	(25,397)	(534)
Balance, end of period	2,504,853	1,889,964

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	110,488	(60,920)
Net unrealized gains (losses) on investments, net of tax	(80,687)	78,414
Balance, end of period	29,801	17,494

Total Stockholders’ Equity	$3,864,508	$3,710,091

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$155,800	$217,778
Cash Flows from Investing Activities:
Proceeds from sales of:
Fixed-maturities available for sale	533,019	435,709
Trading securities	9,936	70,083
Equity securities	59,339	33,278
Proceeds from redemptions of:
Fixed-maturities available for sale	151,559	79,915
Trading securities	16,427	23,293
Purchases of:
Fixed-maturities available for sale	(619,024)	(275,531)
Equity securities	(60,309)	(19,767)
Sales, redemptions and (purchases) of:
Short-term investments, net	(72,220)	(526,013)
Other assets and other invested assets, net	2,347	349
Proceeds from sale of a subsidiary, net of cash sold	15,869	—
Purchases of property and equipment, net	(4,950)	(6,659)
Net cash provided by (used in) investing activities	31,993	(185,343)
Cash Flows from Financing Activities:
Dividends and dividend equivalents paid	(25,138)	(534)
Issuance of common stock	1,447	363
Repurchases of common shares	(226,305)	(31,774)
Credit facility commitment fees paid	(237)	(234)
Change in secured borrowings, net (with terms 3 months or less)	(2,854)	21,534
Proceeds from secured borrowings (with terms greater than 3 months)	59,995	6,000
Repayments of secured borrowings (with terms greater than 3 months)	(29,011)	(7,000)
Repayments of other borrowings	(39)	(38)
Net cash provided by (used in) financing activities	(222,142)	(11,683)
Increase (decrease) in cash and restricted cash	(34,349)	20,752
Cash and restricted cash, beginning of period	96,274	107,002
Cash and restricted cash, end of period	$61,925	$127,754

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
______________________________________________________________________________________________________

1. Business Overview, Recent Developments and Significant Accounting Policies
Business Overview
We are a diversified mortgage and real estate business, providing both credit-related mortgage insurance coverage and a broad array of other mortgage, risk, title, valuation, asset management and other real estate services. We have two reportable business segments—Mortgage and Real Estate.
Mortgage
Our Mortgage segment provides credit-related insurance coverage, principally through private mortgage insurance on residential first-lien mortgage loans, as well as other credit risk management and contract underwriting solutions, to mortgage lending institutions and mortgage credit investors. We provide our mortgage insurance products and services mainly through our wholly-owned subsidiary, Radian Guaranty. Private mortgage insurance plays an important role in the U.S. housing finance system because it promotes affordable home ownership and helps protect mortgage lenders, investors and other beneficiaries by mitigating default-related losses on residential mortgage loans. Generally, these loans are made to homebuyers who make down payments of less than 20% of the purchase price for their home or, in the case of refinancings, have less than 20% equity in their home. Private mortgage insurance also facilitates the sale of these low down payment loans in the secondary mortgage market, most of which are currently sold to the GSEs. Our total direct primary mortgage IIF and RIF were $241.6 billion and $60.9 billion, respectively, as of March 31, 2020. In addition to providing private mortgage insurance, we participate in credit risk transfer programs developed by the GSEs as part of their initiative to distribute mortgage credit risk and increase the role of private capital in the mortgage market. Our additional RIF under credit risk transfer transactions, resulting from our participation in these programs with the GSEs, totaled $332.8 million as of March 31, 2020 compared to $275.2 million as of December 31, 2019.
The GSEs and state insurance regulators impose various capital and financial requirements on our insurance subsidiaries. These include Risk-to-capital, other risk-based capital measures and surplus requirements, as well as the PMIERs financial requirements. Failure to comply with these capital and financial requirements may limit the amount of insurance that our mortgage insurance subsidiaries write or may prohibit them from writing insurance altogether. The GSEs and state insurance regulators possess significant discretion with respect to our mortgage insurance subsidiaries and all aspects of their business. See Note 15 for additional information on PMIERs and other regulatory information, and “—Recent Developments” below for a discussion of the elevated risks posed by the COVID-19 pandemic, which we expect will lead to an increase in mortgage defaults in our insured portfolio and a resulting increase in our Minimum Required Assets.
Real Estate
Our Real Estate segment is primarily a fee-for-service business that offers a broad array of services to market participants across the real estate value chain. Our real estate services include title, valuation, asset management and other real estate services offered primarily to financial institutions, investors, GSEs, real estate brokers and agents. Our real estate services help lenders, investors, consumers and real estate agents evaluate, manage, monitor, acquire and sell properties. These services include software as a service solutions and platforms, as well as managed services, such as REO asset management, single family rental services, real estate valuation services and real estate brokerage services. In addition, we provide title insurance and non-insurance title, closing and settlement services to mortgage lenders as well as directly to consumers for residential mortgage loans.
See Note 3 for additional information about our reportable segments and All Other business activities, including the sale of Clayton and the impact of organizational changes in the first quarter of 2020.
Recent Developments
As a seller of mortgage credit protection, our results are subject to macroeconomic conditions and specific events that impact the housing finance and real estate markets, including events that impact mortgage originations and the credit performance of our RIF. Many of these conditions are beyond our control, including housing prices, unemployment levels, interest rate changes, the availability of credit and other factors that may be derived from national and regional economic conditions. In general, a deterioration in economic conditions increases the likelihood that borrowers will be unable to satisfy their mortgage obligations. A deteriorating economy can adversely affect housing values, which in turn can influence the willingness of borrowers to continue to make mortgage payments regardless of whether they have the financial resources to do

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

so. Mortgage defaults can also occur due to a variety of specific events affecting borrowers, including death or illness, divorce or other family problems, unemployment, or other events. In addition, factors impacting regional economic conditions, acts of terrorism, war or other severe conflicts, event-specific economic depressions or other catastrophic events such as natural disasters and pandemics could result in increased defaults due to the impact of such events on the ability of borrowers to satisfy their mortgage obligations and on the value of affected homes.
Due to the unprecedented and rapidly changing social and economic impacts associated with the COVID-19 pandemic on the U.S. and global economies generally, and in particular on the U.S. housing, real estate and housing finance markets, we are unable to predict or estimate the pandemic’s impact on our business or business prospects. Although we are uncertain of the potential magnitude or duration of the business and economic impacts of the COVID-19 pandemic, we expect it will have a material negative impact on our business, results of operations and financial condition in the second quarter of 2020 and in future quarters. This negative impact is expected to include increased capital requirements under the PMIERs and the need to increase our reserve for losses due to an increase in new defaults, which will negatively affect our future earnings. The ultimate significance of COVID-19 on our business will depend on, among other things: the extent and duration of the pandemic, the severity of the disease and the number of people infected with the virus and whether an effective anti-viral treatment or vaccine is developed; the effects on the economy of the pandemic and of the measures taken by governmental authorities and other third parties restricting day-to-day life as well as the length of time that such measures remain in place; and governmental and GSE programs implemented to assist new and existing borrowers, including programs and policies instituted by the GSEs to assist borrowers experiencing a COVID-19-related hardship. While at this time the short or long-term impacts of COVID-19 on our business are not known, these and other factors, including those discussed in our 2019 Form 10-K, could have a material negative effect on the Company’s business, liquidity, results of operations and financial condition.
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
To fully understand the basis of presentation, these interim financial statements and related notes contained herein should be read in conjunction with the audited financial statements and notes thereto included in our 2019 Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. See “—Recent Developments” above for discussion of the elevated risks to our future business, liquidity, results of operations and financial condition due to the COVID-19 pandemic. Certain prior period amounts have been reclassified to conform to current period presentation. See Note 3 for additional information on our segment reporting reclassifications.
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

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

Other Significant Accounting Policies
See Note 2 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for information regarding other significant accounting policies. There have been no significant changes in our significant accounting policies from those discussed in our 2019 Form 10-K, other than described below in “—Investments” and “—Recent Accounting Pronouncements—Accounting Standards Adopted During 2020.”
Investments
Investments in fixed-maturity securities not classified as held to maturity or trading securities are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income (loss), unless: (i) we intend to sell the impaired security; (ii) it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis or (iii) the present value of cash flows we expect to collect is less than the amortized cost basis of a security. In those instances, we record an impairment loss through earnings that varies depending on specific circumstances, as described below.
If a sale is likely, the full amount of the impairment is recognized as a loss in the statement of operations. As a result of the adoption effective January 2020, of ASU 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”), described below, in evaluating whether a decline in value for other securities relates to an existing credit loss, we consider several factors, including, but not limited to, the following:

•	the extent to which the amortized cost basis is greater than fair value;

•	reasons for the decline in value (e.g., adverse conditions related to industry or geographic area, changes in financial condition to the issuers or underlying loan obligors);

•	any changes to the rating of the security by a rating agency;

•	the financial position, access to capital and near-term prospects of the issuer, including the current and future impact of any specific events; and

•	our best estimate of the present value of cash flows expected to be collected.
In addition, we no longer consider the duration of the decline in value in assessing whether our fixed income securities available for sale have a credit loss impairment. If a credit loss is determined to exist, the credit loss impairment is recognized as a credit loss expense in the statement of operations with an offset to an allowance for credit losses. Subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss expense or a reversal of credit loss expense.
Recent Accounting Pronouncements
Accounting Standards Adopted During 2020. We adopted ASU 2016-13 on January 1, 2020 using the modified retrospective adoption approach. This ASU and the associated subsequent amendments require that financial assets measured at their amortized cost basis be presented at the net amount expected to be collected. Credit losses relating to our available-for-sale debt securities are recorded through an allowance for credit losses, rather than a write-down of the asset, with the amount of the allowance limited to the amount by which fair value is less than amortized cost. This allowance method will allow reversals of credit losses if the estimate of credit losses declines. This ASU affected certain of our accounts and notes receivable, including premiums receivable, and certain of our other assets, including reinsurance recoverables; however, the update did not have a material effect on our financial statements and disclosures. See Note 5 for additional information.
We adopted ASU 2019-04, Codification Improvements related to Financial Instruments—Credit Losses, Derivatives and Hedging, and Financial Instruments on January 1, 2020. This update to the accounting standards regarding financial instruments and derivatives and hedging clarifies the accounting treatment for the measurement of credit losses and provides further clarification on previously issued updates. The adoption of this update did not have a material effect on our financial statements and disclosures.
Accounting Standards Not Yet Adopted. In August 2018, the FASB issued ASU 2018-12, Financial Services—Insurance. The new standard: (i) requires that assumptions used to measure the liability for future policy benefits be reviewed at least annually; (ii) defines and simplifies the measurement of market risk benefits; (iii) simplifies the amortization of deferred acquisition costs; and (iv) enhances the required disclosures about long-duration contracts. This update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact on our financial statements and future disclosures as a result of this update.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Reform on Financial Reporting. This update provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments in this update are optional and may be elected over time, from the date of issuance, as reference rate reform activities occur. We are currently evaluating the impact of the guidance and our options related to the practical expedients.
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
The calculation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2020	2019
Net income—basic and diluted	$140,461	$170,957

Average common shares outstanding—basic (1)	200,161	213,537
Dilutive effect of share-based compensation arrangements (2)	1,658	4,806
Adjusted average common shares outstanding—diluted	201,819	218,343

Net income per share:

Basic	$0.70	$0.80

Diluted	$0.70	$0.78
______________________

(1)	Includes the impact of fully vested shares under our share-based compensation programs.

(2)
The following number of shares of our common stock equivalents issued under our share-based compensation arrangements were not included in the calculation of diluted net income per share because they were anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2020	2019
Shares of common stock equivalents	132	169

3. Segment Reporting
We have two strategic business units that we manage separately—Mortgage and Real Estate. Our Mortgage segment derives its revenue from mortgage insurance and other mortgage and risk services, including contract underwriting services provided to lenders. Our Real Estate segment offers a broad array of title, valuation, asset management and other real estate services to market participants across the real estate value chain. In addition, we report as All Other activities that include income (losses) from assets held by our holding company, related general corporate operating expenses not attributable or allocated to our reportable segments and, for all periods through the first quarter of 2020, income and expenses related to Clayton prior to its sale in January 2020.
Subsequent to the sale of Clayton, our Chief Executive Officer (Radian’s chief operating decision maker) implemented certain organizational changes that caused the composition of our reportable segments to change. As revised, the Company’s Mortgage and Real Estate segments are managed by our President of Mortgage and Co-Heads of Real Estate, respectively, who are responsible for the overall profitability of their respective segments and who are directly accountable to our chief operating decision maker.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

The differences in the basis of segmentation compared to our 2019 Form 10-K are as follows:

Business Activity	Current Segmentation	Prior Segmentation
Mortgage insurance and risk services	Mortgage	Mortgage Insurance
Contract underwriting services	Mortgage	Services
Title and real estate services (1)	Real Estate	Services
Clayton	All Other	Services
Income from holding company assets (and related corporate expenses)	All Other	Mortgage Insurance
______________________

(1)	Includes single family rental services.
These segment reporting changes align with the recent changes in personnel reporting lines, management oversight and branding following the sale of Clayton, and are consistent with the way our chief operating decision maker began assessing the performance of our reportable segments and other business activities effective in the first quarter of 2020. These changes to our reportable segments have been reflected in our segment operating results for all periods presented and are immaterial to segments presented. See Note 1 for additional details about our Mortgage and Real Estate businesses.
We allocate corporate operating expenses to both reportable segments based on each segment’s forecasted annual percentage of total revenue, which approximates the estimated percentage of management time spent on each segment. In addition, we allocate all corporate interest expense to our Mortgage segment, due to the capital-intensive nature of our mortgage insurance business.
With the exception of goodwill and other acquired intangible assets that relate to our Real Estate segment, which are reviewed as part of our annual goodwill impairment assessment, we do not manage assets by segment.
Adjusted Pretax Operating Income (Loss)
Our senior management, including our chief operating decision maker, uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of Radian’s business segments and to allocate resources to the segments. Adjusted pretax operating income (loss) is defined as pretax income (loss) excluding the effects of: (i) net gains (losses) on investments and other financial instruments; (ii) loss on extinguishment of debt; (iii) amortization and impairment of goodwill and other acquired intangible assets; and (iv) impairment of other long-lived assets and other non-operating items, such as losses from the sale of lines of business and acquisition-related expenses. See Note 4 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for detailed information regarding items excluded from adjusted pretax operating income (loss), including the reasons for their treatment.
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

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

The reconciliation of adjusted pretax operating income (loss) for our reportable segments and All Other activities to consolidated pretax income is as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Adjusted pretax operating income (loss):
Mortgage (1)	$205,667	$203,631
Real Estate (2)	(4,867)	(3,925)
Total adjusted pretax operating income (loss) for reportable segments	200,800	199,706
All Other adjusted pretax operating income (loss)	3,799	2,364
Net gains (losses) on investments and other financial instruments	(22,027)	21,913
Amortization and impairment of other acquired intangible assets	(979)	(2,187)
Impairment of other long-lived assets and other non-operating items	(300)	(5,660)
Consolidated pretax income	$181,293	$216,136

______________________

(1)
For the three months ended March 31, 2020, includes allocated corporate operating expenses and depreciation expense of $29.1 million and $3.7 million, respectively. For the three months ended March 31, 2019, includes allocated corporate operating expenses and depreciation expense of $25.6 million and $3.9 million, respectively.

(2)
For the three months ended March 31, 2020, includes allocated corporate operating expenses and depreciation expense of $3.8 million and $0.7 million, respectively. For the three months ended March 31, 2019, includes allocated corporate operating expenses and depreciation expense of $2.8 million and $0.6 million, respectively.

Revenue
The reconciliation of revenue for our reportable segments and All Other activities to consolidated revenues is as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Revenues:
Mortgage (1)	$315,084	$302,370
Real Estate (1)	28,583	23,023
Total revenues for reportable segments	343,667	325,393
All Other revenues	7,633	16,839
Net gains (losses) on investments and other financial instruments	(22,027)	21,913
Elimination of inter-segment revenues	(192)	(516)
Total revenues	$329,081	$363,629

______________________

(1)	Includes immaterial inter-segment revenues for the three months ended March 31, 2020 and 2019.
The accounting standard on revenue from contracts with customers is primarily applicable to our services revenue and is not applicable to our investments and insurance products, which represent the majority of our revenue. See Note 2 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for additional information regarding our accounting policies and the services we offer.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

The table below, which represents total services revenue on our condensed consolidated statements of operations for the periods indicated, represents the disaggregation of services revenues from external customers, by type:

	Three Months Ended March 31,
(In thousands)	2020	2019
Services revenue
Real Estate services:
Valuation services	$11,844	$12,706
Title services	7,305	1,600
Asset management services	6,374	6,272
Other real estate services	410	—
Mortgage services	3,133	644
All Other services	2,861	11,531
Total services revenue	$31,927	$32,753

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
Revenue recognized related to services made available to customers and billed is reflected in accounts and notes receivable. Accounts and notes receivable included $18.3 million and $10.8 million as of March 31, 2020 and December 31, 2019, respectively, related to services revenue contracts. Revenue recognized related to services performed and not yet billed is recorded in unbilled receivables and reflected in other assets. See Note 8 for additional information. Deferred revenue, which represents advance payments received from customers in advance of revenue recognition, is immaterial for all periods presented. We have no material bad-debt expense.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

4. Fair Value of Financial Instruments
For discussion of our valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 of Notes to Consolidated Financial Statements in our 2019 Form 10-K.
The following is a list of assets that are measured at fair value by hierarchy level as of March 31, 2020:

(In thousands)	Level I	Level II	Total
Assets at fair value
Investments:
Fixed-maturities available for sale:
U.S. government and agency securities	$155,498	$3,742	$159,240
State and municipal obligations	—	116,975	116,975
Corporate bonds and notes	—	2,265,066	2,265,066
RMBS	—	779,590	779,590
CMBS	—	610,877	610,877
Other ABS	—	666,918	666,918
Foreign government and agency securities	—	4,947	4,947
Total fixed-maturities available for sale	155,498	4,448,115	4,603,613

Trading securities:
State and municipal obligations	—	114,511	114,511
Corporate bonds and notes	—	123,461	123,461
RMBS	—	15,573	15,573
CMBS	—	33,725	33,725
Total trading securities	—	287,270	287,270

Equity securities	67,086	7,767	74,853

Short-term investments:
U.S. government and agency securities	140,667	—	140,667
State and municipal obligations	—	10,148	10,148
Money market instruments	295,757	—	295,757
Corporate bonds and notes	—	117,836	117,836
Other investments (1)	—	74,352	74,352
Total short-term investments	436,424	202,336	638,760

Total investments at fair value (2)	659,008	4,945,488	5,604,496

Other assets:
Loaned securities: (3)
U.S. government and agency securities	—	3,784	3,784
Equity securities	43,736	—	43,736
Total assets at fair value (2)	$702,744	$4,949,272	$5,652,016
______________________

(1)	Comprising short-term certificates of deposit and commercial paper.

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
At March 31, 2020 and December 31, 2019, we had a Level III liability of $5.6 million measured at fair value, included in other liabilities in our condensed consolidated balance sheets, and a Level III asset of $0.4 million measured at fair value, included in other assets in our condensed consolidated balance sheets, respectively. The Level III assets and liabilities represent

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

the embedded derivatives associated with our mortgage insurance-linked note transactions as described in Note 7. The total fair value of the embedded derivatives at March 31, 2020 and December 31, 2019 consists of impacts related to the fair value accounting for derivatives associated with our reinsurance contracts and the related fluctuations from period to period. The estimated fair value related to our embedded derivatives reflects the present value impact of the future variation in premiums we will pay, and includes significant unobservable inputs associated with LIBOR rates and the yield on investments held by trust.
There were no investment transfers to or from Level III for the three months ended March 31, 2020 or the year ended December 31, 2019. Except for the activity related to the embedded derivatives described above, activity related to Level III assets and liabilities (including realized and unrealized gains and losses, purchases, sales, issuances, settlements and transfers) was immaterial for the three months ended March 31, 2020 and the year ended December 31, 2019.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected liabilities not carried at fair value in our condensed consolidated balance sheets were as follows as of the dates indicated:

	March 31, 2020		December 31, 2019
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Senior notes	$887,584	$886,500	$887,110	$949,500
FHLB advances	173,760	176,952	134,875	135,997

The fair value of our senior notes is estimated based on their quoted market prices. The fair value of our FHLB advances is estimated based on expected cash flows for similar borrowings. These liabilities are categorized in Level II of the fair value hierarchy. See Note 11 for further information on our senior notes and FHLB advances.
5. Investments
Available for Sale Securities
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	March 31, 2020
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$148,382	$159,240	$10,858	$—
State and municipal obligations	111,831	116,975	5,462	318
Corporate bonds and notes	2,239,543	2,268,850	77,884	48,577
RMBS	747,271	779,590	33,122	803
CMBS	609,518	610,877	13,356	11,997
Other ABS	708,357	666,918	1,251	42,690
Foreign government and agency securities	5,093	4,947	—	146
Total securities available for sale, including loaned securities	4,569,995	4,607,397	$141,933	$104,531
Less: loaned securities	5,379	3,784
Total fixed-maturities available for sale	$4,564,616	$4,603,613

	December 31, 2019
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities available for sale:
U.S. government and agency securities	$198,613	$199,928	$2,048	$733
State and municipal obligations	112,003	119,994	8,032	41
Corporate bonds and notes	2,136,819	2,241,280	106,189	1,728
RMBS	766,429	779,354	14,452	1,527
CMBS	593,647	608,015	14,993	625
Other ABS	760,785	759,129	2,018	3,674
Foreign government and agency securities	5,091	5,224	133	—
Total securities available for sale, including loaned securities	4,573,387	4,712,924	$147,865	$8,328
Less: loaned securities	23,853	24,013
Total fixed-maturities available for sale	$4,549,534	$4,688,911

Gross Unrealized Losses and Fair Value of Available for Sale Securities
For our available for sale securities in an unrealized loss position, the following tables show the gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of March 31, 2020 and December 31, 2019 are loaned securities under securities lending agreements that are classified as other assets in our condensed consolidated balance sheets, as further described below.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

	March 31, 2020
($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	6	$19,560	$318	—	$—	$—	6	$19,560	$318
Corporate bonds and notes	174	763,279	48,577	—	—	—	174	763,279	48,577
RMBS	3	19,874	656	4	22,323	147	7	42,197	803
CMBS	60	201,504	11,534	8	7,052	463	68	208,556	11,997
Other ABS	151	483,803	29,259	26	122,186	13,431	177	605,989	42,690
Foreign government and agency securities	1	4,947	146	—	—	—	1	4,947	146
Total	395	$1,492,967	$90,490	38	$151,561	$14,041	433	$1,644,528	$104,531

	December 31, 2019
($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	2	$26,142	$731	2	$2,529	$2	4	$28,671	$733
State and municipal obligations	1	3,959	41	—	—	—	1	3,959	41
Corporate bonds and notes	25	110,871	1,728	—	—	—	25	110,871	1,728
RMBS	27	184,378	535	16	36,192	992	43	220,570	1,527
CMBS	36	109,589	478	8	6,346	147	44	115,935	625
Other ABS	63	225,944	670	44	209,661	3,004	107	435,605	3,674
Total	154	$660,883	$4,183	70	$254,728	$4,145	224	$915,611	$8,328

Impairment. We recognize an impairment on a security with an unrealized loss through the statement of operations if: (i) we intend to sell the impaired security; (ii) it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis; or (iii) the present value of cash flows we expect to collect is less than the amortized cost basis of the impaired security.
If a sale is likely, the full amount of the impairment is recognized as a loss in the statement of operations. Otherwise, unrealized losses on securities are separated into: (i) the portion of loss that represents the credit loss and (ii) the portion that is due to other factors. As described in Note 1, ASU 2016-13 requires that the credit loss portion be recognized as a loss in the statement of operations, while the loss due to other factors is recognized in other comprehensive income (loss), net of taxes. Factors evaluated to determine if a credit loss exists include: (i) the extent to which the fair value is less than amortized cost; (ii) adverse conditions related to the security, industry sector or geographic area; (iii) downgrades in the security’s credit rating; and (iv) failure of the issuer to make scheduled payment. As of March 31, 2020, we evaluated these factors and determined there were no credit impairments indicated.
To the extent we determine that a security is deemed credit-impaired, an impairment loss is recognized in earnings. On initial recognition and at each reporting date, we recognize an allowance for remaining lifetime expected credit losses. This amount is calculated as the difference between the amortized cost and the present value of future expected cash flows, limited to the difference between the carrying amount (i.e. fair value) and amortized cost. Subsequent changes (favorable and

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

unfavorable) in expected credit losses are recognized immediately in net income as a credit loss expense or a reversal of credit loss expense.
During the three months ended March 31, 2020, we recorded impairment losses in earnings of $0.6 million due to our intent to sell certain debt securities at a loss. We did not have the intent to sell any additional available for sale debt securities in an unrealized loss position, and we determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis, which may be at maturity.
Securities Lending Agreements
We participate in a securities lending program whereby we loan certain securities in our investment portfolio to third-party borrowers for short periods of time. Although we report such securities at fair value within other assets in our condensed consolidated balance sheets, rather than within investments, the detailed information we provide in this Note 5 includes these securities. See Note 4 for additional detail on the loaned securities, and see Notes 2 and 6 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for additional information about our accounting policies with respect to our securities lending agreements and the collateral requirements thereunder, respectively.
All of our securities lending agreements are classified as overnight and revolving. Securities collateral on deposit with us from third-party borrowers totaling $33.4 million and $42.4 million as of March 31, 2020 and December 31, 2019, respectively, may not be transferred or re-pledged unless the third-party borrower is in default, and is therefore not reflected in our condensed consolidated financial statements.
Net Gains (Losses) on Investments
Net gains (losses) on investments consisted of:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net realized gains (losses):
Fixed-maturities available for sale (1)	$11,247	$(495)
Trading securities	49	(684)
Equity securities	310	(680)
Other investments	33	172
Net realized gains (losses) on investments	11,639	(1,687)
Impairment losses	(622)	—
Net unrealized gains (losses) on investments	(26,845)	19,469
Total net gains (losses) on investments	$(15,828)	$17,782

______________________
(1)Components of net realized gains (losses) on fixed-maturities available for sale include:

	Three Months Ended March 31,
(In thousands)	2020	2019
Gross investment gains from sales and redemptions	$11,899	$4,165
Gross investment losses from sales and redemptions	(652)	(4,660)

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

The net changes in unrealized gains (losses) recognized in earnings on investments that were still held at each period-end were as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net unrealized gains (losses) on investments still held:
Trading securities	$(2,034)	$8,587
Equity securities	(24,020)	7,919
Other investments	804	—
Net unrealized gains (losses) on investments still held	$(25,250)	$16,506

Contractual Maturities
The contractual maturities of fixed-maturities available for sale were as follows:

	March 31, 2020
	Available for Sale
(In thousands)	Amortized Cost	Fair Value
Due in one year or less (1)	$105,520	$104,855
Due after one year through five years (1)	823,582	829,134
Due after five years through 10 years (1)	1,082,394	1,089,685
Due after 10 years (1)	493,353	526,338
RMBS (2)	747,271	779,590
CMBS (2)	609,518	610,877
Other ABS (2)	708,357	666,918
Total	4,569,995	4,607,397
Less: loaned securities	5,379	3,784
Total fixed-maturities available for sale	$4,564,616	$4,603,613
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS and Other ABS are shown separately, as they are not due at a single maturity date.
Other
For the three months ended March 31, 2020, we did not transfer any securities to or from the available for sale or trading categories.
Our fixed-maturities available for sale include securities totaling $17.1 million and $16.8 million at March 31, 2020 and December 31, 2019, respectively, on deposit and serving as collateral with various state regulatory authorities. Our fixed-maturities available for sale also include securities serving as collateral for our FHLB advances. See Note 11 for additional information about our FHLB advances.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

6. Goodwill and Other Acquired Intangible Assets, Net
All of our goodwill and other acquired intangible assets relate to our Real Estate segment.
The following table shows the changes in the carrying amount of goodwill for the year-to-date periods ended December 31, 2019 and March 31, 2020:

(In thousands)	Goodwill	Accumulated Impairment Losses	Net
Balance at December 31, 2018	$200,561	$(186,469)	$14,092
Goodwill acquired	538	—	538
Impairment losses	—	(4,828)	(4,828)
Balance at December 31, 2019	201,099	(191,297)	9,802
Goodwill acquired	—	—	—
Impairment losses	—	—	—
Balance at March 31, 2020	$201,099	$(191,297)	$9,802

The following is a summary of the gross and net carrying amounts and accumulated amortization (including impairment) of our other acquired intangible assets as of the periods indicated:

	March 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$43,550	$(28,095)	$15,455
Technology	8,285	(6,761)	1,524
Trade name and trademarks	480	(423)	57
Licenses	463	(93)	370
Total	$52,778	$(35,372)	$17,406

	December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$43,550	$(27,269)	$16,281
Technology	8,435	(6,789)	1,646
Trade name and trademarks	480	(404)	76
Licenses	463	(81)	382
Total	$52,928	$(34,543)	$18,385

Interim Impairment Analysis
Goodwill is deemed to have an indefinite useful life and is subject to review for impairment annually, or more frequently, if certain events and circumstances indicate potential impairment. We generally perform our annual goodwill impairment test during the fourth quarter of each year, using balances as of the prior quarter. Events and circumstances that could result in an interim assessment of goodwill and other acquired intangible assets and/or a potential impairment loss include, but are not limited to: (i) significant under-performance of the Real Estate segment relative to historical or projected future operating results; (ii) significant changes in the strategy for the Real Estate segment; (iii) significant negative industry or economic trends; and (iv) a decline in market capitalization below the book value attributable to the Real Estate segment.
Due to the rapidly changing social and economic impacts associated with the COVID-19 pandemic on the U.S. and global economies generally, and in particular on the U.S. housing, real estate and housing finance markets during the first quarter of 2020, we opted to perform an interim quantitative impairment assessment of our goodwill and other acquired intangible assets.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

We first evaluated the recoverability of our other acquired intangible assets, as factors affecting the estimated fair value of our goodwill also affect the estimated recoverability of our other acquired intangible assets. Based on our analysis in the first quarter of 2020, no impairment was indicated for other acquired intangible assets, as the remaining carrying amounts were estimated to be recoverable despite the recent market disruptions associated with the COVID-19 pandemic.
The value of our goodwill and other acquired intangible assets is supported by cash flow projections, which are primarily driven by projected transaction volume and margins. Lower earnings over sustained periods can lead to impairment of goodwill, which could result in a charge to earnings. Given that our goodwill and other acquired intangible assets analysis continues to rely on achieving our projected future cash flows, failure to meet those projections may result in impairment in a future period.
Our assumptions related to projected cash flows did not significantly change as a result of the observed market conditions. Based on our quantitative goodwill impairment assessment as of March 31, 2020, we concluded that no impairment of goodwill is indicated.
For additional information on our accounting policies for goodwill and other acquired intangible assets, see Notes 2 and 7 of Notes to Consolidated Financial Statements in our 2019 Form 10-K.
7. Reinsurance
In our mortgage insurance and title insurance businesses, we use reinsurance as part of our risk distribution strategy, including to manage our capital position and risk profile. The reinsurance arrangements for our mortgage insurance business include premiums ceded under the QSR Program, the Single Premium QSR Program and the Excess-of-Loss Program. The amount of credit that we receive under the PMIERs financial requirements for our third-party reinsurance transactions is subject to ongoing review and approval by the GSEs.
The effect of all of our reinsurance programs on our net income is as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net premiums written—insurance:
Direct	$279,482	$261,031
Assumed (1)	3,451	2,445
Ceded (2)	(19,543)	(10,156)
Net premiums written—insurance	$263,390	$253,320

Net premiums earned—insurance:
Direct	$301,254	$280,223
Assumed (1)	3,456	2,450
Ceded (2)	(27,295)	(19,161)
Net premiums earned—insurance	$277,415	$263,512

Ceding commissions earned (3)	$9,966	$8,685
Ceded losses	1,962	1,687

______________________

(1)	Includes premiums earned from our participation in certain credit risk transfer programs.

(2)	Net of profit commission.

(3)	Deferred ceding commissions of $71.6 million and $88.1 million are included in other liabilities on our condensed consolidated balance sheets at March 31, 2020 and 2019, respectively.
Single Premium QSR Program
Radian Guaranty entered into each of the 2016 Single Premium QSR Agreement, 2018 Singles Premium QSR Agreement and 2020 Single Premium QSR Agreement with panels of third-party reinsurers to cede a contractual quota share percent of our Single Premium NIW as of the effective date of each agreement (as set forth in the table below), subject to certain conditions. Radian Guaranty receives a ceding commission for ceded premiums written pursuant to these transactions. Radian Guaranty

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

also receives a profit commission, provided that the loss ratio on the loans covered under the agreement generally remains below the applicable prescribed thresholds. Losses on the ceded risk above this level reduce Radian Guaranty’s profit commission on a dollar-for-dollar basis.
Each of the agreements is subject to a scheduled termination date as set forth in the table below; however, Radian Guaranty has the option, based on certain conditions and subject to a termination fee, to terminate any of the agreements at the end of any calendar quarter on or after the applicable optional termination date. If Radian Guaranty exercises this option in the future, it would result in Radian Guaranty reassuming the related RIF in exchange for a net payment to the reinsurer calculated in accordance with the terms of the applicable agreement. Radian Guaranty also may terminate any of the agreements prior to the applicable scheduled termination date under certain circumstances/conditions, including if one or both of the GSEs no longer grant full PMIERs credit for the reinsurance.
The 2020 Single Premium QSR Agreement is the only QSR agreement under which Radian Guaranty is currently ceding NIW. Under the 2020 Single Premium QSR Agreement, NIW for policies issued between January 1, 2020 and December 31, 2021 is being ceded, subject to certain conditions and a limitation on ceded premiums written of $250 million. The parties may mutually agree to increase the amount of ceded risk above this level.
The following table sets forth additional details regarding the Single Premium QSR Program:

(In millions)	2016 Singles QSR		2018 Singles QSR	2020 Singles QSR
Policy In-force Dates	Jan 1, 2012-Dec 31, 2017		Jan 1, 2018-Dec 31, 2019	Jan 1, 2020-Dec 31, 2021
Effective Date	January 1, 2016		January 1, 2018	January 1, 2020
Scheduled Termination Date	December 31, 2027		December 31, 2029	December 31, 2031
Optional Termination Date	January 1, 2020		January 1, 2022	January 1, 2024
Quota Share %	20% - 65%	(1)	65%	65%
Ceding Commission %	25%		25%	25%
Profit Commission %	Up to 55%		Up to 56%	Up to 56%

	As of March 31, 2020
RIF Ceded	$5,080		$3,066	$435

	As of December 31, 2019
RIF Ceded	$5,351		$3,231	$—
______________________

(1)
Effective December 31, 2017, we amended the 2016 Single Premium QSR Agreement to increase the amount of ceded risk on performing loans under the agreement from 35% to 65% for the 2015 through 2017 vintages. Loans included in the 2012 through 2014 vintages, and any other loans subject to the agreement that were delinquent at the time of the amendment, were unaffected by the change and therefore the amount of ceded risk for those loans continues to range from 20% to 35%.

Excess-of-Loss Program
Through March 31, 2020, Radian Guaranty has entered into three fully collateralized reinsurance arrangements with the Eagle Re Issuers. For the respective coverage periods, Radian Guaranty retains the first-loss layer of aggregate losses, as well as any losses in excess of the outstanding reinsurance coverage amounts. The Eagle Re Issuers provide second layer coverage up to the outstanding coverage amounts. For each of these three reinsurance arrangements, the Eagle Re Issuers financed their coverage by issuing mortgage insurance-linked notes to eligible third-party capital markets investors in unregistered private offerings. The aggregate excess-of-loss reinsurance coverage for these transactions decreases over a 10-year period as the principal balances of the underlying covered mortgages decrease and as any claims are paid by the applicable Eagle Re Issuer or the mortgage insurance is canceled. The outstanding reinsurance coverage amount will begin amortizing after an initial period in which a target level of credit enhancement is obtained and will stop amortizing if certain thresholds are reached, such as if the reinsured mortgages were to experience an elevated level of delinquencies or certain credit enhancement tests were not maintained. Radian Guaranty has rights to terminate the reinsurance agreements upon the occurrence of certain events.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

The following table sets forth additional details regarding the Excess-of-Loss Program:

(In millions)	Eagle Re 2020-1	Eagle Re 2019-1	Eagle Re 2018-1
Issued	February 2020	April 2019	November 2018
Policy In-force Dates	Jan 1, 2019-Sep 30, 2019	Jan 1, 2018-Dec 31, 2018	Jan 1, 2017-Dec 31, 2017
Initial RIF	$9,866	$10,705	$9,109
Initial Coverage	488	562	434	(1)
First Layer Retention	202	268	205

	As of March 31, 2020
RIF	$9,200	$7,679	$6,482
Remaining Coverage	488	421	299	(1)
First Layer Retention	202	267	203
______________________

(1)	Excludes a separate excess-of-loss reinsurance agreement entered into by Radian Guaranty that initially provided up to $21.4 million of coverage.
The Eagle Re Issuers are not subsidiaries or affiliates of Radian Guaranty. Based on the accounting guidance that addresses VIEs, we have not consolidated any of the Eagle Re Issuers in our consolidated financial statements, because Radian does not have: (i) the power to direct the activities that most significantly affect the Eagle Re Issuers’ economic performances or (ii) the obligation to absorb losses or the right to receive benefits from the Eagle Re Issuers that potentially could be significant to the Eagle Re Issuers. See Note 2 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for more information on our accounting treatment of VIEs.
The reinsurance premium due to the Eagle Re Issuers is calculated by multiplying the outstanding reinsurance coverage amount at the beginning of a period by a coupon rate, which is the sum of one-month LIBOR plus a contractual risk margin, and then subtracting actual investment income collected on the assets in the reinsurance trust during the preceding month. As a result, the premiums we pay will vary based on: (i) the spread between LIBOR and the rates on the investments held by the reinsurance trust and (ii) the outstanding amount of reinsurance coverage. As the reinsurance premium will vary based on changes in these rates, we concluded that the reinsurance agreements contain embedded derivatives, which we have accounted for separately as freestanding derivatives and recorded in other assets or other liabilities on our condensed consolidated balance sheets.
See Note 2 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for more information on our fair value measurements of financial instruments.
In the event an Eagle Re Issuer is unable to meet its future obligations to us, if any, our insurance subsidiaries would be liable to make claims payments to our policyholders. In the event that all of the assets in the reinsurance trust (consisting of U.S. government money market funds, cash or U.S. Treasury securities) have become worthless and the Eagle Re Issuer is unable to make its payments to us, our maximum potential loss would be the amount of mortgage insurance claim payments for losses on the insured policies, net of the aggregate reinsurance payments already received, up to the full aggregate excess-of-loss reinsurance coverage amount. In the same scenario, the related embedded derivative would no longer have value. See Note 4 for additional information on our embedded derivatives.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

The Eagle Re Issuers represent our only VIEs as of March 31, 2020 and December 31, 2019. The following table presents the total assets and liabilities of the Eagle Re Issuers as of the dates indicated.

	Total VIE Assets and Liabilities (1)
(In thousands)	March 31, 2020	December 31, 2019
Eagle Re 2020-1	$488,385	$—
Eagle Re 2019-1	421,367	508,449
Eagle Re 2018-1	298,817	357,005
Total	$1,208,569	$865,454
______________________

(1)
Assets held by the Eagle Re Issuers are required to be invested in U.S. government money market funds, cash or U.S. Treasury securities. Liabilities of the Eagle Re Issuers consist of their mortgage insurance-linked notes, described above.

Other Collateral
Although we use reinsurance as one of our risk management tools, reinsurance does not relieve us of our obligations to our policyholders. In the event the reinsurers are unable to meet their obligations to us, our insurance subsidiaries would be liable for any defaulted amounts. However, consistent with the PMIERs reinsurer counterparty collateral requirements, Radian Guaranty’s reinsurers have established trusts to help secure our potential cash recoveries. In addition to the total VIE assets of the Eagle Re Issuers discussed above, the amount held in other reinsurance trusts was $221.8 million as of March 31, 2020, compared to $203.2 million as of December 31, 2019. In addition, for the Single Premium QSR Program, Radian Guaranty holds amounts related to ceded premiums written to collateralize the reinsurers’ obligations, which is reported in reinsurance funds withheld on our condensed consolidated balance sheets. Any loss recoveries and profit commissions paid to Radian Guaranty related to the Single Premium QSR Program are expected to be realized from this account.
See Note 8 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for more information about our reinsurance transactions.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

8. Other Assets
The following table shows the components of other assets as of the dates indicated:

(In thousands)	March 31, 2020	December 31, 2019
Prepaid federal income taxes (Note 9)	$134,800	$134,800
Company-owned life insurance	104,141	105,721
Internal-use software (net of accumulated amortization of $74,601 and $73,498)	59,790	58,356
Loaned securities (Note 5)	47,520	66,442
Right-of-use assets	35,837	37,866
Accrued investment income	32,559	32,333
Property and equipment (net of accumulated depreciation of $67,008 and $68,436)	28,125	29,523
Deferred policy acquisition costs	20,855	20,759
Reinsurance recoverables	17,722	16,976
Unbilled receivables	5,130	13,772
Assets held for sale (1)	—	24,908
Other	26,708	26,163
Total other assets	$513,187	$567,619
______________________

(1)
Related to the sale of Clayton. See Note 4 and 7 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for additional information on assets held for sale. Liabilities held for sale at December 31, 2019 are included in other liabilities on our condensed consolidated balance sheets.

9. Income Taxes
As of March 31, 2020 and December 31, 2019, our current income tax liability was $42.4 million and $39.1 million, respectively, and is included as a component of other liabilities in our condensed consolidated balance sheets. As of March 31, 2020 and December 31, 2019 our deferred tax liability was $90.5 million and $71.1 million, respectively, and is included in other liabilities in our condensed consolidated balance sheets.
Certain entities within our consolidated group have generated deferred tax assets relating primarily to state and local NOL carryforwards, which, if unutilized, will expire during various future tax periods. We are required to establish a valuation allowance against our deferred tax assets when it is more likely than not that all or some portion of our deferred tax assets will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our deferred tax assets will be realized in future periods. We have determined that certain entities within Radian Group may continue to generate taxable losses on a separate company basis in the near term and may not be able to fully utilize certain of their state and local NOLs on their state and local tax returns. Therefore, with respect to deferred tax assets relating to these state and local NOLs and other state timing adjustments, we retained a valuation allowance of $67.4 million at March 31, 2020.
As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Internal Revenue Code Section 832(e) for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that, in conjunction with quarterly federal tax payment due dates, we purchase non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. As of March 31, 2020 and December 31, 2019, we held $134.8 million of these bonds, which are included as prepaid federal income taxes within other assets in our condensed consolidated balance sheets. The corresponding deduction of our statutory contingency reserves resulted in the recognition of a deferred tax liability, which is included in other liabilities in our condensed consolidated balance sheets.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

For additional information on our income taxes, including our accounting policies, see Notes 2 and 10 of Notes to Consolidated Financial Statements in our 2019 Form 10-K.
10. Losses and Loss Adjustment Expense
Our reserve for losses and LAE, at the end of each period indicated, consisted of:

(In thousands)	March 31, 2020	December 31, 2019
Mortgage insurance loss reserves (1)	$414,678	$401,273
Title insurance loss reserves (2)	3,524	3,492
Total reserve for losses and LAE	$418,202	$404,765
______________________

(1)	Primarily comprises first lien primary case reserves of $353.2 million and $339.8 million at March 31, 2020 and December 31, 2019, respectively.

(2)
A portion of this amount is subject to reinsurance, with the related reinsurance recoverables reported in other assets in our condensed consolidated balance sheets. For all periods presented, total incurred losses and paid claims for title insurance were not material.

The following table presents information relating to our mortgage insurance reserve for losses, including our IBNR reserve and LAE, but excluding our second-lien mortgage loan premium deficiency reserve, for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2020	2019
Balance at beginning of period	$401,273	$397,891
Less: Reinsurance recoverables (1)	14,594	11,009
Balance at beginning of period, net of reinsurance recoverables	386,679	386,882
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	41,242	38,922
Prior years	(5,876)	(18,173)
Total incurred	35,366	20,749
Deduct: Paid claims and LAE related to:
Current year (2)	—	295
Prior years	23,391	34,294
Total paid	23,391	34,589
Balance at end of period, net of reinsurance recoverables	398,654	373,042
Add: Reinsurance recoverables (1)	16,024	12,319
Balance at end of period	$414,678	$385,361
______________________

(1)	Related to ceded losses recoverable, if any, on reinsurance transactions. See Note 7 for additional information.

(2)
Related to underlying defaulted loans with a most recent default notice dated in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

Reserve Activity
Incurred Losses
Reserves established for new default notices were the primary driver of our total incurred losses for the three months ended March 31, 2020, and 2019, and they were primarily impacted by the number of new primary default notices received in the period and our related gross Default to Claim Rate assumption applied to those new defaults. Our gross Default to Claim Rate assumption applied to new defaults of 7.5%, as well as our other Default to Claim Rate assumptions for prior year

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

defaults, were unchanged as of March 31, 2020 compared to December 31, 2019. While observed trends in claim submissions and Cures during the first quarter of 2020 were more favorable than previously estimated, favorable reserve development from prior year defaults was limited as we did not make any material adjustments to our reserve assumptions during the period due primarily to increased uncertainty that such favorable trends would persist given the potential impacts of the COVID-19 pandemic. See Note 1 for additional information on the elevated risks and uncertainties resulting from the COVID-19 pandemic to our business and Note 2 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for discussion of the reserving methodology for the mortgage insurance industry, which requires that reserves for losses are generally not established until receipt of notification from servicers that a borrower has missed two payments.
Our gross default to claim rate assumption applied to new defaults was 8.0% as of March 31, 2019. Our provision for losses during the first three months of 2019 was positively impacted by favorable reserve development on prior year defaults. This favorable development was primarily driven by a reduction during the periods in certain Default to Claim Rate assumptions for these prior year defaults based on observed trends, primarily higher Cures than previously estimated.
Claims Paid
Total claims paid decreased for the three months ended March 31, 2020, compared to the same period in 2019. The decrease in claims paid is consistent with the ongoing decline in the outstanding default inventory.
For additional information about our Reserve for Losses and LAE, including our accounting policies, see Notes 2 and 11 of Notes to Consolidated Financial Statements in our 2019 Form 10-K.
11. Borrowings and Financing Activities
The carrying value of our debt at March 31, 2020 and December 31, 2019 was as follows:

(In thousands)	March 31, 2020	December 31, 2019
Senior notes:
4.500% Senior Notes due 2024	$444,707	$444,445
4.875% Senior Notes due 2027	442,877	442,665
Total senior notes	$887,584	$887,110

FHLB advances:
FHLB advances due 2020	$97,902	$79,002
FHLB advances due 2021	24,000	19,000
FHLB advances due 2022	16,925	11,925
FHLB advances due 2023	14,994	14,994
FHLB advances due 2024	9,954	9,954
FHLB advances due 2025	9,985	—
Total FHLB advances	$173,760	$134,875

FHLB Advances
As of March 31, 2020, we had $173.8 million of fixed-rate advances outstanding with a weighted average interest rate of 1.50%. Interest on the FHLB advances is payable quarterly, or at maturity if the term of the advance is less than 90 days. Principal is due at maturity. For obligations with maturities greater than or equal to 90 days, we may prepay the debt at any time, subject to a prepayment fee calculation.
The FHLB advances are required to be collateralized by eligible assets with a market value that must be maintained at a minimum of approximately 103% to 105% of the principal balance of the FHLB advances. Our fixed-maturities available for sale include securities totaling $185.7 million and $143.1 million at March 31, 2020 and December 31, 2019, respectively, which serve as collateral for our FHLB advances to satisfy this requirement. See Note 12 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for additional information about our FHLB advances.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

Revolving Credit Facility
Radian Group has in place a $267.5 million unsecured revolving credit facility with a syndicate of bank lenders. Effective May 6, 2020, the credit facility was amended to extend the maturity date from October 16, 2020 to January 18, 2022 and to change a defined term related to LIBOR replacement rates. No other terms or conditions of the credit facility were amended. At March 31, 2020, Radian Group was in compliance with all of the credit facility covenants, and there were no amounts outstanding. For more information regarding our revolving credit facility, including certain of its terms and covenants, see Note 12 of Notes to Consolidated Financial Statements in our 2019 Form 10-K.
12. Commitments and Contingencies
We are routinely involved in a number of legal actions and proceedings, including litigation and other disputes arising in the ordinary course of our business. The legal and regulatory matters discussed below and in our 2019 Form 10-K could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. Management believes, based on current knowledge and after consultation with counsel, that the outcome of such actions will not have a material adverse effect on our consolidated financial condition. The outcome of litigation and other legal and regulatory matters and proceedings is inherently uncertain, and it is possible that one or more of the matters currently pending or threatened could have an adverse effect on our liquidity, financial condition or results of operations for any particular period.
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
In the three months ended March 31, 2020, there was no change in the Company’s previously established IBNR reserve estimate related to our best estimate of our probable loss in connection with the above legal proceedings. While Radian believes it has substantial defenses in these matters and intends to continue to defend against these claims vigorously, it is not feasible to predict the ultimate outcome of these disputes, and the Company could in the future be required to pay amounts as a result of settlements or decisions in these matters, potentially in excess of accruals.

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
The legal and regulatory matters discussed above could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business in excess of amounts we have established as reserves for such matters.
Lease Liability
Our lease liability represents the present value of future lease payments over the lease term. Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate, on a collateralized basis, to discount the lease payments based on information available at lease commencement. Our leases expire periodically through August 2032, and contain provisions for scheduled periodic rent increases. We estimate the incremental borrowing rate based on the yields of Radian Group corporate bonds, as adjusted to reflect a collateralized borrowing rate, resulting in discount rates ranging from 4.22% to 7.08%. While the majority of our leases expire within one year of one of the Radian Group corporate bonds, our more significant leases do not. For those leases, we adjust the corporate bond rate for both U.S. Department of the Treasury rate yields and a corporate spread adjustment determined from recent market data.
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

	Three Months Ended March 31,
($ in thousands)	2020	2019
Operating lease cost	$2,244	$2,319
Short-term lease cost	11	23
Total lease cost	$2,255	$2,342

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2,574)	$(2,637)

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

($ in thousands)	March 31, 2020
Operating leases:
Operating lease right-of-use assets (1)	$35,837
Operating lease liabilities (2)	57,097

Weighted-average remaining lease term - operating leases (in years)	9.8 years

Weighted-average discount rate - operating leases	6.81%

Remaining maturities of lease liabilities for the remainder of 2020 and thereafter is as follows:
2020	$7,567
2021	9,299
2022	9,474
2023	9,593
2024	9,316
2025 and thereafter	44,350
Total lease payments	89,599
Less: Imputed interest	(32,502)
Present value of lease liabilities (2)	$57,097
______________________

(1)	Classified in other assets in our condensed consolidated balance sheets. See Note 8.

(2)	Classified in other liabilities in our condensed consolidated balance sheets.
See Note 1 for additional information about our leases and Note 13 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for further information regarding our commitments and contingencies and our accounting policies for contingencies.
13. Capital Stock
Share Repurchase Program
On August 14, 2019, Radian Group’s board of directors approved a share repurchase program that authorizes the Company to spend up to $200 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. Radian operates this program pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which permits the Company to purchase shares, at pre-determined price targets, when it may otherwise be precluded from doing so. On February 13, 2020, Radian Group’s board of directors authorized a $275 million increase in this program, bringing the total authorization to repurchase shares up to $475 million, excluding commissions, and extended the expiration of this program extension from July 31, 2020 to August 31, 2021. During the three months ended March 31, 2020, the Company purchased 11,036,248 shares at an average price of $20.51, including commissions. As of March 31, 2020, purchase authority of up to $198.9 million remained available under this program.
Effective March 19, 2020, the Company suspended its share repurchase program and canceled its current 10b5-1 plan. Radian may initiate a new 10b5-1 plan at its discretion in the future, during an open trading window and in accordance with SEC rules. The expiration date of the current share repurchase authorization remains August 31, 2021.
Other Purchases
We may purchase shares on the open market to settle stock options exercised by employees and purchases under our Employee Stock Purchase Plan. In addition, upon the vesting of certain restricted stock awards under our equity compensation plans, we may withhold from such vested awards shares of our common stock to satisfy the tax liability of the award recipients.
Dividends and Dividend Equivalents
In each of the quarters during 2019 we declared quarterly cash dividends on our common stock equal to $0.0025 per share. On February 13, 2020, Radian Group’s board of directors authorized an increase to the Company’s quarterly cash dividend from $0.0025 to $0.125 per share, beginning with the dividend declared in the first quarter of 2020.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

In February 2020, the Compensation and Human Capital Management Committee of Radian Group’s board of directors approved the amendment of outstanding performance-based restricted stock unit awards and time-based restricted stock unit awards held by eligible employees (including former employees) and directors of the Company to add certain dividend equivalent rights to such equity awards. Therefore, beginning in the first quarter of 2020, dividend equivalents are accrued on these awards when dividends are declared on the Company’s common stock.
14. Accumulated Other Comprehensive Income (Loss)
The following table shows the rollforward of accumulated other comprehensive income (loss) as of the periods indicated:

	Three Months Ended March 31, 2020
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$139,858	$29,370	$110,488
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(91,511)	(19,218)	(72,293)
Less: Reclassification adjustment for net gains (losses) included in net income (1)	10,625	2,231	8,394
Net unrealized gains (losses) on investments	(102,136)	(21,449)	(80,687)
Other comprehensive income (loss)	(102,136)	(21,449)	(80,687)
Balance at end of period	$37,722	$7,921	$29,801

	Three Months Ended March 31, 2019
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(77,114)	$(16,194)	$(60,920)
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	98,763	20,740	78,023
Less: Reclassification adjustment for net gains (losses) included in net income (1)	(495)	(104)	(391)
Net unrealized gains (losses) on investments	99,258	20,844	78,414
Other comprehensive income (loss)	99,258	20,844	78,414
Balance at end of period	$22,144	$4,650	$17,494

______________________

(1)	Included in net gains (losses) on investments and other financial instruments on our condensed consolidated statements of operations.
15. Statutory Information
State insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations, as described below. As of March 31, 2020, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $4.0 billion of our consolidated net assets.
Under state insurance regulations, our mortgage insurance subsidiaries are required to maintain minimum surplus levels. In certain RBC States, mortgage insurers licensed in those states must also satisfy a Statutory RBC Requirement that is a minimum ratio of statutory capital relative to the level of net RIF, or Risk-to-capital. Other RBC States require mortgage insurers licensed in those states to satisfy a MPP Requirement that is calculated on both risk and surplus levels. Our mortgage insurance subsidiaries were in compliance with the Statutory RBC Requirements or MPP Requirements, to the extent applicable, in each of the RBC States as of March 31, 2020.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

In addition, in order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. At March 31, 2020, Radian Guaranty is an approved mortgage insurer under the PMIERs and is in compliance with the current PMIERs financial requirements. Under the PMIERs there are increased financial requirements for loans in default, including as a result of natural disasters and pandemics. As a result, increases in defaults related to the COVID-19 pandemic would subject Radian Guaranty to an increase in Minimum Required Assets under the PMIERs, and therefore, could impact our compliance with the PMIERs or negatively impact our results of operations. See Note 1 for discussion about the elevated risks and uncertainties associated with the COVID-19 pandemic and Note 18 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for additional information regarding the PMIERs.
Radian Guaranty’s Risk-to-capital calculation appears in the table below. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves.

	March 31, 2020	December 31, 2019
($ in millions)
RIF, net (1)	$49,820.3	$44,076.7

Common stock and paid-in capital	$1,041.0	$1,041.0
Surplus Note	300.0	100.0
Unassigned earnings (deficit)	(819.8)	(503.3)
Statutory policyholders’ surplus	521.2	637.7
Contingency reserve	3,089.6	2,607.8
Statutory capital	$3,610.8	$3,245.5

Risk-to-capital	13.8:1	13.6:1
______________________

(1)	Excludes risk ceded through all reinsurance programs (including with affiliates) and RIF on defaulted loans.
Radian Guaranty’s statutory capital increased by $365.3 million in the first three months of 2020, primarily due to Radian Guaranty’s statutory net income of $195.5 million during this period and the impact of the additional surplus note issued in January 2020, as described below. The net increase in Radian Guaranty’s Risk-to-capital in the first three months of 2020 was primarily due to the increase in RIF resulting from both NIW and the termination of the intercompany reinsurance agreement as described below, partially offset by the increase in overall statutory capital. Due to Radian Guaranty’s negative unassigned surplus position, no dividends or other ordinary distributions can be paid in 2020.
The Risk-to-capital ratio for our combined mortgage insurance operations was 12.4 to 1 as of March 31, 2020, compared to 12.3 to 1 as of December 31, 2019.
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
For a description of our compliance with statutory and other regulations for our mortgage insurance and title insurance businesses, including statutory capital requirements and divided restrictions, see Note 18 of Notes to Consolidated Financial Statements in our 2019 Form 10-K.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The disclosures in this quarterly report are complementary to those made in our 2019 Form 10-K and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report, as well as our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K.
Subsequent to the sale of Clayton in January 2020, our Chief Executive Officer (Radian’s chief operating decision maker) implemented certain organizational changes that caused the composition of our reportable segments to change. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the basis of our segment reporting, including the related allocations and the impacts of the sale of Clayton in January 2020 and subsequent organizational changes made in the first quarter of 2020.
The following analysis of our financial condition and results of operations for the three months ended March 31, 2020 provides information that evaluates our financial condition as of March 31, 2020 compared with December 31, 2019 and our results of operations for the three months ended March 31, 2020, compared to the same period last year. Certain terms and acronyms used throughout this report are defined in the Glossary of Abbreviations and Acronyms included as part of this report. In addition, investors should review the “Cautionary Note Regarding Forward-Looking Statements—Safe Harbor Provisions” above, “Item 1A. Risk Factors” in our 2019 Form 10-K and “Item 1A. Risk Factors” in this report for a discussion of those risks and uncertainties that have the potential to adversely affect our business, financial condition, results of operations, cash flows or prospects. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. See “Overview” and Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Overview
We are a diversified mortgage and real estate business, providing both credit-related mortgage insurance coverage and a broad array of other mortgage and real estate services. We have two reportable business segments—Mortgage and Real Estate. Our Mortgage segment provides credit-related insurance coverage, principally through private mortgage insurance, as well as other credit risk management and contract underwriting solutions, to mortgage lending institutions and mortgage credit investors. Our Real Estate segment is primarily a fee-for-service business that offers a broad array of title, valuation, asset management and other real estate services to market participants across the real estate value chain.
Operating Environment
As a seller of mortgage credit protection and other mortgage and credit risk management solutions, our Mortgage business results are subject to macroeconomic conditions and other events that impact the housing finance and real estate markets, including seasonal fluctuations that specifically impact the mortgage origination environment, the credit performance of our underlying insured assets and our future business opportunities. The macroeconomic conditions, seasonality and other events that impact the housing, mortgage finance and related real estate markets also affect the demand for our services offered through our Real Estate segment.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Following the financial crisis of 2007-2008 and through the first quarter of 2020, our mortgage insurance business benefited from continued improvement in market conditions evidenced by, among other things, the strength of the U.S. economy and housing finance industry. During this period, we achieved record levels of NIW on a flow basis due to strong demand for home purchases by first-time home buyers and other purchasers requiring low down payment loans. Our NIW since 2008 has consisted primarily of high credit quality loans and mortgage underwriting quality remained strong through the first quarter of 2020. These high credit quality loans have had significantly better credit performance than the loans originated during 2008 and prior periods, benefiting from the positive economic and housing market performance through the first quarter of 2020. Significant contributors to the improved loan quality of our post-2008 insured portfolio include the greater risk discipline of loan originators and private mortgage insurance providers, the QM loan requirements under the Dodd Frank Act and the loan-level criteria of the PMIERs financial requirements.
Advancements in risk-based pricing frameworks and the increased use of risk distribution strategies also helped increase the financial strength and flexibility of the mortgage insurance industry in recent years. During 2019, the mortgage insurance industry continued to shift to a pricing environment where a variety of pricing methodologies and pricing levels are deployed with differing degrees of risk-based granularity. The shift away from a predominately rate card-based pricing model and the increase in “black box” and other pricing frameworks provides a more dynamic pricing capability that allows for more frequent pricing changes throughout the mortgage insurance industry and the ability to respond to macroeconomic shifts more quickly. See “—COVID-19 Impacts” below for discussion about our response to the pandemic, including pricing adjustments.
In recent years, participants in the private mortgage insurance industry, including Radian, have also engaged in a range of risk distribution strategies. In our mortgage insurance business, we use reinsurance as a capital and risk management tool that we expect to lower the risk profile and financial volatility of our mortgage insurance portfolio through economic cycles. We have distributed risk through third-party quota share and excess-of-loss reinsurance arrangements, as well as through the capital markets by using mortgage insurance-linked notes transactions, all of which are designed to provide additional claims paying resources during periods of economic stress. As of March 31, 2020, 68% of our primary RIF is subject to a form of risk distribution. This risk distribution is weighted more heavily toward recent origination vintages that have not experienced as much growth in home prices as our older vintages. The accumulation of home equity in older vintages may reduce the level of defaults and make it more likely that foreclosures will result in the loan being satisfied. Our expanded use of risk distribution structures in recent years has reduced our required capital, enhanced our projected return on capital and is expected to provide a level of protection in periods of economic stress such as we are currently experiencing.
In addition, the growth in home prices and historically low levels of unemployment through the first quarter of 2020 have contributed to the strong credit performance of our existing portfolio of IIF and favorable results in recent years, including, among other things, improvements in our levels of new defaults, incurred losses, paid claims and cure rates. See “Results of Operations—Consolidated” for an overview of our financial results for the three months ended March 31, 2020. While these trends continued through the first quarter of 2020 and we produced strong operating results during the quarter, we expect the COVID-19 pandemic to adversely impact our business and future financial results. See “—COVID-19 Impacts” below for further discussion of the expected impact of the COVID-19 pandemic on our business and financial condition. See “Item 1A. Risk Factors” for additional information.
COVID-19 Impacts
The COVID-19 pandemic has significantly impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, disrupted the housing finance system and real estate markets and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements throughout the United States, which has further contributed to the rapid and significant rise in unemployment. In response to the COVID-19 pandemic, we have suspended our share repurchase program, aligned our business with the temporary origination and servicing guidelines announced by the GSEs, and, through our RADAR Rates “black box” pricing framework, we have increased our risk-based pricing and have made adjustments to our underwriting guidelines to account for the increased risk and uncertainty posed by the COVID-19 pandemic. In addition, we have taken a number of actions to focus on protecting and supporting our workforce, while continuing to serve our customers with excellence and support our communities. We have activated our business continuity program by transitioning to a work-from-home virtual workforce model with certain essential activities supported by limited staff in controlled office environments, and in order to support our communities during this unprecedented time, we have, among other things, pledged financial support to certain charitable organizations focused on assisting first responders, health care workers and their families. Further actions to respond to the COVID-19 pandemic and comply with governmental

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

regulations and government and GSE programs adopted in response to the pandemic may be necessary as conditions continue to evolve.
We expect that the unprecedented and rapidly changing social and economic impacts associated with the COVID-19 pandemic on the U.S. and global economies generally, and in particular on the U.S. housing, real estate and housing finance markets, will negatively impact our business and our financial results in the second quarter and later periods of 2020, and potentially thereafter. While we believe that the long-term housing market fundamentals and outlook remain positive, including low interest rates, demographics supporting growth in the population of first-time homebuyers and a relatively constrained supply of homes available for sale, we expect that the economic impact of the pandemic as well as public and private sector initiatives to reduce the transmission of COVID-19, such as the imposition of restrictions on business activities, will in the near term affect: (i) the number of new mortgages available for us to insure and real estate transactions available for our services, including as real estate markets confront challenges in the mortgage origination and home sale process created by social distancing and stay-at-home orders; (ii) the number of mortgages we have insured that will default; and (iii) the number of defaults that, over time, will result in claims that we must pay.
As a result of the COVID-19 pandemic and its impact on the economy, including the significant increase in unemployment, we expect a material increase in new defaults as borrowers fail to make timely payments on their mortgages, including as a result of entering mortgage payment forbearance programs mandated by the CARES Act that allow borrowers to defer mortgage payments. We expect the number of defaults associated with mortgage forbearances to increase significantly as servicers implement these forbearance programs. The number and duration of new defaults and, in turn, the number of defaults that ultimately result in claims will depend on a variety of factors, including the scope, severity and duration of the COVID-19 pandemic, the resulting impact on the economy, including with respect to unemployment and housing prices, and the effectiveness of forbearance and other government efforts such as financial stimulus programs to provide economic and individual relief to assist homeowners.
The expected increase in new defaults resulting from the COVID-19 pandemic may also affect our ability to remain compliant with the PMIERs financial requirements. Our Master Policies generally provide that a default occurs when a borrower misses one monthly payment, regardless of why the payment was missed, including if the payment was deferred under a forbearance program. Once two missed payments have occurred, the PMIERs characterize a loan as “non-performing” and require us to establish an increased capital charge for that loan regardless of the reason for the missed payments. However, the PMIERs do account for the fact that loans that have become non-performing as a result of a “FEMA Declared Major Disaster” event, including as a result of participation in a forbearance program, have a higher likelihood of curing following the conclusion of the event. As a result, the PMIERs apply a Disaster Related Capital Charge that reduces the capital charges applied to these loans by 70 percent. To date, all states and the District of Columbia have been designated FEMA Declared Major Disaster Areas as a result of the pandemic and, based on our current understanding and interpretation of the PMIERs, we currently are applying the Disaster Related Capital Charge to all loans with an initial default date occurring on or after February 15, 2020, although it is possible that the GSEs may adopt a less favorable interpretation or application of the Disaster Related Capital Charge. We expect that our current, broad-based application of the Disaster Related Capital Charge will significantly reduce the total amount of capital that Radian Guaranty otherwise would be required to hold against COVID-19-related defaults. Nonetheless, we expect the overall volume of new defaults resulting from the pandemic, even after giving effect to the Disaster Related Capital Charge, will result in a significant increase in Radian Guaranty’s Minimum Required Assets and a material decrease in Radian Guaranty’s PMIERs cushion, beginning with the second quarter of 2020. This increase in defaults is expected to negatively impact our results of operations in the second quarter of 2020 and in future quarters, primarily due to the need to increase our reserve for losses related to the volume of new defaults. See Note 2 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for discussion of the reserving methodology for the mortgage insurance industry. While we expect Radian Guaranty to continue to maintain a meaningful PMIERs cushion, there are scenarios in which the projected increase in new defaults could impact Radian Guaranty’s ability to comply with the PMIERs financial requirements and could require us to contribute additional capital to Radian Guaranty. See “Item 1A. Risk Factors—Radian Guaranty may fail to maintain its eligibility status with the GSEs” and “Radian Group’s sources of liquidity may be insufficient to fund its obligations.”
Although we are uncertain of the potential magnitude or duration of the business and economic impacts of the COVID-19 pandemic, we expect it will have a material negative impact on our business, results of operations and financial condition in the second quarter of 2020 and in future quarters. As described above, this negative impact is expected to include increased capital requirements under the PMIERs and the need to increase our reserve for losses due to an increase in new defaults, which will negatively affect our future earnings. Ultimately, the impact of COVID-19 on our businesses will depend on, among other things: the extent and duration of the pandemic, the severity of the disease and the number of people infected with the virus and

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

whether an effective anti-viral treatment or vaccine is developed; the effects on the economy of the pandemic and of the measures taken by governmental authorities and other third parties restricting day-to-day life as well as the length of time that such measures remain in place; governmental programs implemented to assist new and existing borrowers, including programs and policies instituted by the GSEs to assist borrowers experiencing a COVID-19-related hardship such as forbearance plans and suspensions of foreclosure and evictions; and the impact on the mortgage origination market. See “Item 1A. Risk Factors—The COVID-19 pandemic has adversely impacted our business, and its ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.”
Despite the risks and uncertainties posed by COVID-19, we believe that the steps we have taken in recent years, such as improving our debt maturity profile, enhancing our financial flexibility, implementing greater risk-based granularity into our pricing and increasing our use of risk distribution strategies to lower the risk profile and financial volatility of our mortgage insurance portfolio, will help position the Company to better withstand the negative effects from macroeconomic stresses associated with the COVID-19 pandemic, such as we expect to occur in the second quarter of 2020 and in subsequent periods.
Legislative and Regulatory Developments
Our subsidiaries are subject to comprehensive regulations and other requirements. In addition to the discussion below, see “Item 1. Business—Regulation” in our 2019 Form 10-K for a discussion of the regulations that impact our business, as well as legislative and regulatory developments affecting the housing finance industry.
In order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. The most recent revisions to the PMIERs, or PMIERs 2.0, became effective on March 31, 2019. Radian Guaranty currently is an approved mortgage insurer under the PMIERs. See “Liquidity and Capital Resources—Mortgage” for further discussion about PMIERs. In Item 1A. Risk Factors, see “—Radian Guaranty may fail to maintain its eligibility status with the GSEs” for additional information about the impact of the COVID-19 pandemic on our PMIERs eligibility and “—Changes in the charters, business practices, or role of the GSEs in the U.S. housing market generally, could significantly impact our mortgage insurance business.”
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, provides: (i) loans, loan guarantees, grants, assistance payments, contracts and tax incentives to eligible businesses; (ii) tax relief for businesses, including a five-year net operating loss carryback, payroll tax relief and other provisions; (iii) direct cash assistance for individuals; and (iv) emergency funding for hospitals and assistance to state and local governments responding to the COVID-19 pandemic. In addition, under the CARES Act, upon request by borrowers of federally backed mortgage loans who attest to financial hardship related to the pandemic, mortgage servicers are required to provide these borrowers with up to 180 days forbearance on their mortgage payments, which may be extended for an additional 180 days upon request, without requiring validation by the borrowers of their hardship. The GSEs have amended their forbearance programs to align with the CARES Act, and we understand that a significant number of borrowers are participating in such programs, which we expect will increase the number of defaults in our mortgage insurance portfolio and negatively impact our results of operations, financial condition and required capital under the PMIERs in future periods. See “Item 1A. Risk Factors” for additional information on the potential impacts of the CARES Act on the GSEs, loan servicers and our PMIERs financial requirements.
Quarterly Highlights and Recent Company Developments
During the first quarter of 2020, Radian repurchased approximately 11.0 million shares of Radian Group common stock, or approximately $226.3 million, including commissions. In response to the COVID-19 pandemic, we suspended our share repurchase program and canceled our current 10b5-1 plan effective March 19, 2020. We may initiate a new 10b5-1 plan in the future, during an open trading window and in accordance with SEC rules. Purchase authority of up to $198.9 million remains available under the existing share repurchase authorization, which expires on August 31, 2021.
On February 13, 2020, Radian Group’s board of directors authorized an increase to the Company’s quarterly cash dividend to $0.125 per share and paid the dividend on March 6, 2020. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase and dividend programs.
Radian Guaranty continued to expand its risk distribution strategy in the first quarter of 2020 by entering into the 2020 Single Premium QSR Agreement and supplementing its Excess-of-Loss Program through its entry into a reinsurance agreement with Eagle Re 2020-1, by which the company obtained $488.4 million of credit risk protection. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our reinsurance programs.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Radian Guaranty also terminated its intercompany reinsurance agreement with Radian Reinsurance in January 2020, resulting in the transfer of approximately $6 billion in RIF back to Radian Guaranty. See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on the impact of the intercompany actions related to this termination.
Finally, we completed the sale of Clayton in January 2020 and implemented changes to our organizational structure as a result. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on the impact of these changes and our revised segment reporting structure.
Key Factors Affecting Our Results
The key factors affecting our results are discussed in our 2019 Form 10-K. There have been no material changes to these key factors.
Results of Operations—Consolidated
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three months ended March 31, 2020 and March 31, 2019 primarily reflect the financial results and performance of our two reportable business segments—Mortgage and Real Estate. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding recent modifications to our segment reporting, including the related allocations and the impacts of the sale of Clayton in January 2020 and subsequent organizational changes made in the first quarter of 2020. See “Results of Operations—Mortgage” and “Results of Operations—Real Estate” for the operating results of these business segments for the three months ended March 31, 2020, compared to the same period in 2019.
In addition to the results of our operating segments, pretax income (loss) is also affected by those factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results” in our 2019 Form 10-K.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

The following table highlights selected information related to our consolidated results of operations for the three months ended March 31, 2020 and 2019:

			Change
	Three Months Ended March 31,		Favorable (Unfavorable)
(In millions, except per-share amounts)	2020	2019	2020 vs. 2019
Pretax income	$181.3	$216.1	$(34.8)
Net income	140.5	171.0	(30.5)
Diluted net income per share	0.70	0.78	(0.08)
Book value per share at March 31	20.30	17.49	2.81

Net premiums earned—insurance (1)	277.4	263.5	13.9
Services revenue (2)	31.9	32.8	(0.9)
Net investment income (1)	40.9	43.8	(2.9)
Net gains (losses) on investments and other financial instruments	(22.0)	21.9	(43.9)
Provision for losses (1)	36.0	20.8	(15.2)
Cost of services (2)	22.1	24.2	2.1
Other operating expenses	69.1	78.8	9.7
Income tax provision	40.8	45.2	4.4
Adjusted pretax operating income (3)	204.6	202.1	2.5
Adjusted diluted net operating income per share (3)	0.80	0.73	0.07

Return on equity	14.2%	19.0%	(4.8)%
Adjusted net operating return on equity (3)	16.3%	17.7%	(1.4)%
______________________

(1)	Relates primarily to the Mortgage segment. See “Results of Operations—Mortgage” for more information.

(2)	Relates primarily to our Real Estate segment. See “Results of Operations—Real Estate” for more information.

(3)	See “—Use of Non-GAAP Financial Measures” below.
Net Income. As discussed in more detail below, our net income decreased for the three months ended March 31, 2020, compared to the same period in 2019, primarily reflecting: (i) losses on investments and other financial instruments compared to gains in the same period in 2019 and (ii) an increase in provision for losses. Partially offsetting these items is: (i) an increase in net premiums earned and (ii) a decrease in other operating expenses.
Diluted Net Income Per Share. The change in diluted net income per share for the three months ended March 31, 2020, compared to the same period in 2019, is primarily due to the change in net income, as discussed above.
Book Value Per Share. The slight increase in book value per share from $20.13 at December 31, 2019, to $20.30 at March 31, 2020, is primarily due to our net income for the three months ended March 31, 2020. This increase was partially offset by: (i) a decrease of $0.40 per share due to net unrealized losses in our available for sale securities, recorded in accumulated other comprehensive income; (ii) a $0.13 per share impact of dividends; and (iii) a $0.03 per share net impact of our share repurchases for the three months ended March 31, 2020, inclusive of the cost of these repurchases.
Net Gains (Losses) on Investments and Other Financial Instruments. The increase in net losses on investments and other financial instruments for the three months ended March 31, 2020, as compared to net gains on investments and other financial instruments for the same period in 2019, is primarily due to the increase in unrealized losses in our trading securities related to changes in fair value resulting from a decline in equity markets and wider credit-spreads, partially offset by net realized gains on our fixed-maturities available for sale. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on net gains (losses) on investments.
Other Operating Expenses. Other operating expenses for the three months ended March 31, 2020 decreased as compared to the same period in 2019, primarily due to: (i) a decrease in legal and other professional services expense and (ii) an increase

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

in ceding commissions. Partially offsetting these items for the three months ended March 31, 2020 is higher compensation expense in 2020, including variable and incentive-based compensation.
Income Tax Provision. Our effective tax rate was 22.5% and 20.9% for the three months ended March 31, 2020 and 2019, respectively. The increase in our effective tax rate for the three months ended March 31, 2020 was primarily due to an increased annualized effective tax rate before Discrete Items. The proportional effects of our permanent book-to-tax adjustments to a lower expected annual pre-tax income resulted in an increased annualized effective tax rate before Discrete Items of 22.3% for the first quarter of 2020. See “Overview—COVID-19 Impacts” for additional information on expected impacts to our short-term future earnings. The impact of Discrete Items on our effective tax rate may fluctuate from period to period.
Return on Equity. The change in return on equity is primarily due to the increase in stockholders’ equity.
Use of Non-GAAP Financial Measures. In addition to the traditional GAAP financial measures, we have presented “adjusted pretax operating income,” “adjusted diluted net operating income per share” and “adjusted net operating return on equity,” which are non-GAAP financial measures for the consolidated company, among our key performance indicators to evaluate our fundamental financial performance. These non-GAAP financial measures align with the way our business performance is evaluated by both management and by our board of directors. These measures have been established in order to increase transparency for the purposes of evaluating our operating trends and enabling more meaningful comparisons with our peers. Although on a consolidated basis “adjusted pretax operating income,” “adjusted diluted net operating income per share” and “adjusted net operating return on equity” are non-GAAP financial measures, for the reasons discussed above we believe these measures aid in understanding the underlying performance of our operations. Our senior management, including our chief operating decision maker, uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of the Company’s business segments and to allocate resources to the segments.
Adjusted pretax operating income is defined as GAAP consolidated pretax income (loss) excluding the effects of: (i) net gains (losses) on investments and other financial instruments; (ii) loss on extinguishment of debt; (iii) amortization and impairment of goodwill and other acquired intangible assets; and (iv) impairment of other long-lived assets and other non-operating items, such as losses from the sale of lines of business and acquisition-related expenses. Adjusted diluted net operating income per share is calculated by dividing (i) adjusted pretax operating income attributable to common stockholders, net of taxes computed using the Company’s statutory tax rate, by (ii) the sum of the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Adjusted net operating return on equity is calculated by dividing annualized adjusted pretax operating income, net of taxes computed using the Company’s statutory tax rate, by average stockholders’ equity, based on the average of the beginning and ending balances for each period presented. See Note 4 of Notes to Consolidated Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated—Use of Non-GAAP Financial Measures” each in our 2019 Form 10-K for detailed information regarding items excluded from adjusted pretax operating income and the reasons for their treatment.
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

Reconciliation of Consolidated Pretax Income to Adjusted Pretax Operating Income
	Three Months Ended March 31,
(In thousands)	2020	2019
Consolidated pretax income	$181,293	$216,136
Less reconciling income (expense) items:
Net gains (losses) on investments and other financial instruments	(22,027)	21,913
Amortization and impairment of other acquired intangible assets	(979)	(2,187)
Impairment of other long-lived assets and other non-operating items (1)	(300)	(5,660)
Total adjusted pretax operating income (2)	$204,599	$202,070

______________________

(1)
The amount for the three months ended March 31, 2019 primarily relates to impairments of other long-lived assets and is included in other operating expenses on the condensed consolidated statement of operations.

(2)
Total adjusted pretax operating income on a consolidated basis consists of adjusted pretax operating income (loss) for our Mortgage segment, our Real Estate segment and All Other activities, as further detailed in in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

Reconciliation of Diluted Net Income Per Share to Adjusted Diluted Net Operating Income Per Share
	Three Months Ended March 31,
(In thousands)	2020	2019
Diluted net income per share	$0.70	$0.78

Less per-share impact of reconciling income (expense) items:
Net gains (losses) on investments and other financial instruments	(0.11)	0.10
Amortization and impairment of other acquired intangible assets	—	(0.01)
Impairment of other long-lived assets and other non-operating items	—	(0.02)
Income tax (provision) benefit on reconciling income (expense) items (1)	0.02	(0.01)
Difference between statutory and effective tax rates	(0.01)	(0.01)
Per-share impact of reconciling income (expense) items	(0.10)	0.05
Adjusted diluted net operating income per share (1)	$0.80	$0.73

______________________

(1)	Calculated using the Company’s federal statutory tax rate of 21%. Any permanent tax adjustments and state income taxes on these items have been deemed immaterial and are not included.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Reconciliation of Return on Equity to Adjusted Net Operating Return on Equity (1)
	Three Months Ended March 31,
(In thousands)	2020	2019
Return on equity (1)	14.2%	19.0%
Less impact of reconciling income (expense) items: (2)
Net gains (losses) on investments and other financial instruments	(2.2)	2.4
Amortization and impairment of other acquired intangible assets	(0.1)	(0.2)
Impairment of other long-lived assets and other non-operating items	—	(0.6)
Income tax (provision) benefit on reconciling income (expense) items (3)	0.5	(0.3)
Difference between statutory and effective tax rates	(0.3)	—
Impact of reconciling income (expense) items	(2.1)	1.3
Adjusted net operating return on equity	16.3%	17.7%

______________________

(1)	Calculated by dividing annualized net income by average stockholders’ equity, based on the average of the beginning and ending balances for each period presented.

(2)	Annualized, as a percentage of average stockholders’ equity.

(3)	Calculated using the Company’s federal statutory tax rate of 21%. Any permanent tax adjustments and state income taxes on these items have been deemed immaterial and are not included.
Results of Operations—Mortgage
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table summarizes our Mortgage segment’s results of operations for the three months ended March 31, 2020 and 2019:

			$ Change
	Three Months Ended March 31,		Favorable (Unfavorable)
(In millions)	2020	2019	2020 vs. 2019
Adjusted pretax operating income (1) (2)	$205.7	$203.6	$2.1
Net premiums written—insurance	261.0	251.6	9.4
(Increase) decrease in unearned premiums	14.0	10.2	3.8
Net premiums earned—insurance	275.0	261.8	13.2
Net investment income	36.2	38.8	(2.6)
Provision for losses	35.2	20.8	(14.4)
Policy acquisition costs	7.4	5.9	(1.5)
Other operating expenses (2)	52.8	55.8	3.0
Interest expense	12.2	15.7	3.5
______________________

(1)
Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

(2)
Includes allocation of corporate operating expenses of $29.1 million and $25.6 million for the three months ended March 31, 2020 and 2019, respectively. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our allocation of corporate operating expenses to segments.

Adjusted Pretax Operating Income. Our Mortgage segment’s adjusted pretax operating income increased for the three months ended March 31, 2020, compared to the same period in 2019, primarily reflecting: (i) an increase in net premiums earned; (ii) a decrease in interest expense and (iii) a decrease in other operating expenses. Partially offsetting these items are: (i) an increase in provision for losses and (ii) a decrease in net investment income. See “—NIW, IIF, RIF —Net Premiums Written and Earned” and “—NIW, IIF, RIF—Provision for Losses” for more information about our net premiums earned and provision for losses, respectively.
NIW, IIF, RIF
A key component of our current business strategy is to write profitable NIW. We wrote $16.7 billion of primary new mortgage insurance in the three months ended March 31, 2020 compared to $10.9 billion of NIW in the three months ended March 31, 2019. Our NIW for the first quarter of 2020, partially offset by cancellations and amortization within our existing portfolio, resulted in an increase in IIF to $241.6 billion at March 31, 2020, from $240.6 billion at December 31, 2019 as shown in the chart below.

Primary Insurance in Force [1]

Primary Insurance in Force ($ in billions)
$250
$200
$150
$100
$50
$0
$241.6
6.9%
26.6%
16.2%
14.5%
11.4%
16.9%
7.5%
$240.6
28.0%
17.8%
15.8%
12.2%
18.3%
7.9%
$223.7
4.8%
23.8%
20.5%
16.1%
25.0%
9.8%
March 31, 2020
December 31, 2019
March 31, 2019
Vintage
Written in 2020
Written in 2019
Written in 2018
Written in 2017
Written in 2016
Written 2009 - 2015
Written in 2008 & Prior (2)

______________________

(1)	Policy years represent the original policy years, and have not been adjusted to reflect subsequent refinancing activity under HARP.

(2)	Adjusted to reflect subsequent refinancing activity under HARP, this percentage would decrease to 4.5%, 4.7% and 5.7% as of March 31, 2020, December 31, 2019 and March 31, 2019, respectively.
Our IIF is the primary driver of the future premiums that we expect to earn over time. Although not reflected in the current period financial statements, nor in our reported book value, we expect our IIF to generate substantial premiums in future periods, due to the high credit quality of our current mortgage insurance portfolio and its expected persistency over multiple years. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage Insurance—IIF; Persistency Rate; Mix of Business” in our 2019 Form 10-K for more information.
Our earnings in future periods are subject to elevated risks and uncertainties due to the potential impact of the unprecedented and rapidly changing social and economic impacts associated with the current COVID-19 pandemic on the U.S. and global economies generally, and in particular on the U.S. housing, real estate and housing finance markets. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about the COVID-19 pandemic, which could have a material negative effect on the Company’s business, liquidity, results of operations and financial condition. See “Overview—COVID-19 Impacts” and “Item 1A. Risk Factors” for additional information,
Our NIW increased by 53.3% for the three months ended March 31, 2020 compared to the same period in 2019, aided by a strong mortgage origination market and increased private mortgage insurance penetration rates. We believe total mortgage origination volume was higher for the three months ended March 31, 2020, as compared to the comparable period in 2019, due to an increase in both purchase and refinance originations, with refinances increasing more than 200% driven largely by lower

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

interest rates. Consistent with these trends in the mortgage origination market, the volume of both our purchase originations and our refinance originations increased during the three months ended March 31, 2020, compared to the same periods in 2019.
Although it is difficult to project future volumes, industry sources expect the total mortgage origination market for the full year 2020 to increase compared to 2019, driven primarily by an increase in refinance originations as a result of lower interest rates. Based on industry forecasts and our projections, we currently expect our NIW in 2020 to be more than $60 billion, although the risks and uncertainties related to this projection have increased due to the COVID-19 pandemic, as described above. See “Item 1A. Risk Factors” for more information.
Historical loan performance data indicates that credit scores and underwriting quality are key drivers of credit performance. As of March 31, 2020, our portfolio of business written subsequent to 2008, including refinancings under HARP, represented approximately 95.5% of our total primary RIF. Loan originations after 2008 have consisted primarily of high credit quality loans with significantly better credit performance than loans originated during 2008 and prior periods. The volume of insurance that we have written on high credit quality loans after 2008 has significantly improved our mortgage insurance portfolio mix. To date, our actual and expected future losses on our portfolio written after 2008, together with refinancings under HARP, have been significantly lower than those experienced on our NIW prior to and including 2008. However, the impact to our future losses from the COVID-19 pandemic, including from recent increases in unemployment, is highly uncertain.

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

Primary NIW
	Three Months Ended March 31,
($ in millions)	2020	2019
Total primary NIW	$16,706	$10,900
Total primary risk written	$3,900	$2,732
Average coverage percentage	23.3%	25.1%

Primary NIW by Loan Purpose:
Purchases	66.2%	92.2%
Refinances	33.8%	7.8%

Primary NIW by Premium Type:
Direct Monthly and Other Recurring Premiums	81.1%	83.4%
Direct single premiums:
Borrower-paid	16.5	12.7
Lender-paid (1)	2.4	3.9
Total	100.0%	100.0%

Total borrower-paid	96.7%	95.1%

Primary NIW by FICO Score (2) :
>=740	65.7%	57.6%
680-739	31.1%	34.7%
620-679	3.2%	7.7%

Primary NIW by LTV:
95.01% and above	9.9%	19.7%
90.01% to 95.00%	37.6%	40.9%
85.01% to 90.00%	30.3%	27.3%
85.00% and below	22.2%	12.1%
______________________

(1)
Lender-paid Single Premium Policies have higher Minimum Required Assets under the PMIERs as compared to borrower-paid Single Premium Policies. See “Item 1. Business—Regulation—GSE Requirements—PMIERs—Private Mortgage Insurer Eligibility Requirements” in our 2019 Form 10-K for additional information.

(2)	For loans with multiple borrowers, the percentage of primary NIW by FICO score represents the lowest of the borrowers’ FICO scores.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Primary IIF and RIF
($ in millions)	March 31, 2020	December 31, 2019	March 31, 2019
Total primary IIF	$241,586	$240,558	$223,734
Total primary RIF	$60,923	$60,921	$57,361
Average coverage percentage	25.2%	25.3%	25.6%

Total primary RIF on defaulted loans	$1,001	$1,061	$1,002
Percentage of RIF in default	1.6%	1.7%	1.7%

Persistency Rate (12 months ended)	75.4%	78.2%	83.4%
Persistency Rate (quarterly, annualized) (1)	76.5%	75.0%	85.4%

Net premium yield (in basis points) (2)	45.6	47.1	47.0

Primary RIF by Premium Type:
Direct Monthly and Other Recurring Premiums	72.6%	72.4%	70.6%
Borrower-paid	9.6	9.1	7.6
Lender-paid (3)	17.8	18.5	21.8
Direct single premiums	27.4	27.6	29.4
Total	100.0%	100.0%	100.0%

Total borrower-paid	79.7%	78.9%	75.2%

Primary RIF by FICO Score (4) :
>=740	57.2%	56.9%	55.2%
680-739	34.2%	34.2%	34.8%
620-679	8.0%	8.2%	9.2%
<=619	0.6%	0.7%	0.8%

Primary RIF by LTV:
95.01% and above	14.3%	14.2%	12.2%
90.01% to 95.00%	51.0%	51.3%	53.0%
85.01% to 90.00%	27.9%	27.9%	28.6%
85.00% and below	6.8%	6.6%	6.2%

Primary RIF by Policy Year:
2008 and prior	7.5%	7.8%	9.6%
2009 - 2013	6.9%	7.5%	10.4%
2014	4.0%	4.3%	5.8%
2015	6.9%	7.4%	9.7%
2016	11.7%	12.5%	16.0%
2017	14.8%	16.0%	20.3%
2018	16.4%	17.9%	23.5%
2019	25.4%	26.6%	4.7%
2020	6.4%	—%	—%
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

(2)
Calculated by dividing net premiums earned by average primary IIF. For 2019, includes a 1.4 basis point increase resulting from the impact of the cumulative adjustments in 2019 related to an update to the amortization rates used to recognize revenue for Single Premium Policies.

(3)	Lender-paid Single Premium Policies have higher Minimum Required Assets under the PMIERs as compared to borrower-paid Single Premium Policies.

(4)	For loans with multiple borrowers, the percentage of primary RIF by FICO score represents the lowest of the borrowers’ FICO scores.
Net Premiums Written and Earned. Net premiums written and earned for the three months ended March 31, 2020 increased compared to the same period in 2019, reflecting an increase in our IIF primarily related to an increase in our monthly premium policies.
The table below provides additional information about the components of mortgage insurance net premiums earned for the periods indicated, including the effects of our reinsurance programs.

	Three Months Ended March 31,
(In thousands)	2020	2019
Net premiums earned—insurance:
Direct
Premiums earned, excluding revenue from cancellations	$274,647	$268,496
Single Premium Policy cancellations	24,133	9,957
Direct	298,780	278,453

Assumed (1)	3,456	2,450

Ceded
Premiums earned, excluding revenue from cancellations	(28,609)	(24,486)
Single Premium Policy cancellations (2)	(7,183)	(2,953)
Profit commission—other (3)	8,555	8,314
Ceded premiums, net of profit commission	(27,237)	(19,125)

Total net premiums earned—insurance	$274,999	$261,778

______________________

(1)	Includes premiums earned from our participation in certain credit risk transfer programs.

(2)	Includes the impact of related profit commissions.

(3)	The amounts represent the profit commission on the Single Premium QSR Program, excluding the impact of Single Premium Policy cancellations.
The level of mortgage prepayments affects the revenue ultimately produced by our mortgage insurance business and is influenced by the mix of business we write. We believe that writing a mix of Single Premium Policies and Monthly Premium Policies has the potential to moderate the overall impact on our results if actual prepayments are significantly different from expectations. However, the impact of this moderating effect is affected by the amount of reinsurance we obtain on portions of our portfolio, with the Single Premium QSR Program currently reducing the proportion of retained Single Premium Policies in our portfolio. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage Insurance—IIF; Persistency Rate; Mix of Business” in our 2019 Form 10-K for more information.
We experienced an increase in our total mix of Single Premium Policies to 18.9% of our NIW for the three months ended March 31, 2020, compared to 16.6% for the same period in 2019. Borrower-paid Single Premium Policies were 87.3% of our total direct Single Premium NIW for the three months ended March 31, 2020, compared to 76.5% for the same period in 2019 (with the balance lender-paid). We expect our production level for Single Premium Policies to fluctuate over time based on various factors, which include risk/return considerations and market conditions.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Net Premiums Written and Earned—Ceded. We use third-party reinsurance in our mortgage insurance business as part of our risk distribution strategy, including to manage our capital position and risk profile. When we enter into a reinsurance agreement, the reinsurer receives a premium and, in exchange, insures an agreed-upon portion of incurred losses. While these arrangements have the impact of reducing our earned premiums, they reduce our required capital and are expected to increase our return on required capital for the related policies. The impact of these programs on our financial results will vary depending on the level of ceded RIF, as well as the levels of prepayments and incurred losses on the reinsured portfolios, among other factors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage Insurance—Risk Distribution” and Note 8 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for more information about our reinsurance transactions.
The following table provides information related to the premium impact of our reinsurance transactions. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our reinsurance programs.

	Three Months Ended March 31,
(In thousands)	2020	2019
Ceded premiums earned:
QSR Program	$2,328	$3,729
Single Premium QSR Program	16,384	11,947
Excess-of-Loss Program	8,405	3,265
Total ceded premiums earned (1)	$27,117	$18,941

Percentage of total direct and assumed premiums earned	9.0%	6.7%

______________________

(1)
Does not include ceded premiums earned related to our captive reinsurance arrangements or the benefit from ceding commissions on our Single Premium QSR Programs, which are included in other operating expenses on the condensed consolidated statement of operations. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

The table below provides information about the amounts by which Radian Guaranty’s reinsurance programs reduced its Minimum Required Assets as of the dates indicated.

(In thousands)	March 31, 2020	December 31, 2019 (1)	March 31, 2019 (1)
PMIERs impact - reduction in Minimum Required Assets:
QSR Program	$31,638	$35,382	$45,477
Single Premium QSR Program	501,668	511,695	507,656
Excess-of-Loss Program	1,066,464	738,386	454,641
Total PMIERs impact	$1,599,770	$1,285,463	$1,007,774

Percentage of gross Minimum Required Assets	35.3%	27.4%	22.2%

______________________

(1)
Excludes the impact of intercompany reinsurance agreement with Radian Reinsurance, which was terminated in January 2020. See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Net Investment Income. Lower investment yields, partially offset by higher average investment balances, resulted in decreases in net investment income for the three months ended March 31, 2020, compared to the same period in 2019. Our higher investment balances were primarily a result of investing our positive cash flows from operations.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Provision for Losses. The following table details the financial impact of the significant components of our provision for losses for the periods indicated:

	Three Months Ended March 31,
(In millions)	2020	2019
Current period defaults (1)	$41.2	$38.9
Prior period defaults (2)	(5.9)	(18.2)
Second-lien mortgage loan premium deficiency reserve and other	(0.1)	0.1
Provision for losses	$35.2	$20.8

Loss ratio (3)	12.8%	8.0%

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
Our mortgage insurance provision for losses for the three months ended March 31, 2020 increased by $14.4 million, as compared to the same period in 2019. Reserves established for new default notices were the primary driver of our total incurred losses for the three months ended March 31, 2020 and 2019. Current period new primary defaults decreased by 2.5% for the three months ended March 31, 2020, compared to the same period in 2019. This decrease primarily relates to new defaults on insurance written prior to and including 2008, partially offset by an increase in new defaults on insurance written after 2008, which is consistent with typical default seasoning patterns for our recent NIW vintages. Our gross Default to Claim Rate assumption for new primary defaults was 7.5% at March 31, 2020, compared to 8.0% at March 31, 2019. This reduction in the estimated gross Default to Claim Rate assumption was based on observed trends.
Our provision for losses during the three months ended March 31, 2020 benefited from favorable reserve development on prior period defaults, although this positive development was more muted in comparison to the same period in 2019. We did not make any material adjustments to our reserve assumptions during the first quarter of 2020, despite favorable observed trends, due primarily to increased uncertainty that such trends would persist given the potential impacts of the COVID-19 pandemic. See Notes 1 and 10 of Notes to Unaudited Condensed Consolidated Financial Statements and “Item 1A. Risk Factors” for additional information. The favorable development for the three months ended March 31, 2019 was primarily driven by a reduction during the period in certain Default to Claim Rate assumptions for prior year defaults compared to the assumptions used at December 31, 2018.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Our primary default rate at March 31, 2020 was 1.8% compared to 2.0% at December 31, 2019. The following table shows a rollforward of our primary loans in default, including new defaults from our insurance written in years: (i) prior to and including 2008 and (ii) after 2008:

	Three Months Ended March 31,
	2020	2019
Beginning default inventory	21,266	21,093
Plus: New defaults on insurance written in years:
Prior to and including 2008	3,752	4,548
After 2008	6,208	5,668
Total new defaults	9,960	10,216
Less: Cures	10,966	10,479
Less: Claims paid (1)	471	662
Less: Rescissions and Claim Denials, net of (Reinstatements) (2)	8	46
Ending default inventory	19,781	20,122

______________________

(1)	Includes those charged to a deductible or captive reinsurance transactions, as well as commutations.

(2)	Net of any previous Rescissions and Claim Denials that were reinstated during the period. Such reinstated Rescissions and Claim Denials may ultimately result in a paid claim.
We develop our Default to Claim Rate estimates based on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. Our gross Default to Claim Rate estimates are mainly developed based on the Stage of Default and time in default of the underlying defaulted loans, as measured by the progress toward foreclosure sale and the number of months in default. See Note 11 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for additional details about our Default to Claim Rate assumptions.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

The following tables show additional information about our primary loans in default as of the dates indicated:

	March 31, 2020
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 1st Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	9,450	47.8%	105	41.0%	$92,572	26.2%
Four to eleven payments	6,114	30.9	458	23.7	99,388	28.2
Twelve payments or more	3,611	18.2	1,048	7.5	127,599	36.1
Pending claims	606	3.1	N/A	5.3	33,616	9.5
Total	19,781	100.0%	1,611		353,175	100.0%
IBNR and other					40,583
LAE					9,216
Total primary reserve					$402,974

March 31, 2020
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Claim Severity %
34%	33%	98%

	December 31, 2019
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	10,816	50.9%	125	32.6%	$89,187	26.2%
Four to eleven payments	6,222	29.3	462	21.5	94,912	27.9
Twelve payments or more	3,646	17.1	1,077	7.0	124,534	36.7
Pending claims	582	2.7	N/A	3.7	31,187	9.2
Total	21,266	100.0%	1,664		339,820	100.0%
IBNR and other					40,920
LAE					8,918
Total primary reserve					$389,658

December 31, 2019
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Claim Severity %
31%	30%	98%
______________________
N/A – Not applicable
Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was approximately 33% and 30% at March 31, 2020 and December 31, 2019, respectively. This increase was primarily due to a shift in the mix of defaults during the three months ended March 31, 2020, given the smaller proportion of loans with fewer missed payments. Our net Default to Claim Rate and loss reserve estimate incorporates our expectations with respect to future Rescissions, Claim Denials and Claim

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Curtailments. Our estimate of such net future Loss Mitigation Activities, inclusive of claim withdrawals, reduced our loss reserve as of March 31, 2020 and December 31, 2019 by $19 million for both periods. These expectations are based primarily on recent claim withdrawal activity and our recent experience with respect to the number of claims that have been denied due to the policyholder’s failure to submit sufficient documentation to perfect a claim within the time period permitted under our Master Policies and also our recent experience with respect to the number of insurance certificates that have been rescinded due to fraud, underwriter negligence or other factors.
Our mortgage insurance total loss reserve as a percentage of our mortgage insurance total RIF was 0.7% at both March 31, 2020 and December 31, 2019. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our reserves for losses and a reconciliation of our Mortgage segment’s beginning and ending reserves for losses and LAE.
We considered the sensitivity of our loss reserve estimates at March 31, 2020 by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point absolute change in primary Claim Severity for our primary insurance risk exposure (which we estimated to be 98% of our risk exposure at March 31, 2020), we estimated that our total loss reserve at March 31, 2020 would change by approximately $4 million. Assuming the portfolio mix and all other factors remain constant, for every one percentage point absolute change in our primary net Default to Claim Rate, we estimated a $10 million change in our primary loss reserve at March 31, 2020.
Total mortgage insurance claims paid of $23.4 million for the three months ended March 31, 2020 decreased from claims paid of $34.6 million for the same respective period in 2019. The decrease in claims paid is consistent with the ongoing decline in the outstanding default inventory. Claims paid in both periods also include the impact of commutations. Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter, based on the rate that defaults cure and other factors (as described in “Item 1. Business—Mortgage Insurance—Defaults and Claims” in our 2019 Form 10-K) that make the timing of paid claims difficult to predict.
The following table shows net claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net claims paid: (1)
Total primary claims paid	$24,358	$33,360
Total pool and other	(911)	1,230
Subtotal	23,447	34,590
Impact of commutations and settlements (2)	(56)	—
Total net claims paid	$23,391	$34,590

Total average net primary claim paid (1) (3)	$50.3	$48.6

Average direct primary claim paid (3) (4)	$51.4	$49.2
______________________

(1)	Net of reinsurance recoveries.

(2)	Includes payments to commute mortgage insurance coverage on certain performing and non-performing loans and the impact of captive terminations.

(3)	Calculated without giving effect to the impact of captive reinsurance terminations and other commutations.

(4)	Before reinsurance recoveries.
Other Operating Expenses. Other operating expenses for the three months ended March 31, 2020 decreased as compared to the same period in 2019, primarily due to an increase in ceding commissions. This decrease in expense for the three months ended March 31, 2020 due to ceding commissions was partially offset by higher allocated corporate operating expenses.
Our expense ratio on a net premiums earned basis represents our Mortgage segment’s operating expenses (which include policy acquisition costs and other operating expenses, as well as allocated corporate operating expenses), expressed as a percentage of net premiums earned. Our expense ratio was 21.9% for the three months ended March 31, 2020, compared to

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

23.6% for the same period in 2019. The increase in net premiums earned during 2020 was the primary driver of the decrease in the expense ratio as compared to 2019.
Results of Operations—Real Estate
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table summarizes our Real Estate segment’s results of operations for the three months ended March 31, 2020 and 2019:

			$ Change
	Three Months Ended March 31,		Favorable (Unfavorable)
(In millions)	2020	2019	2020 vs. 2019
Adjusted pretax operating income (loss) (1) (2)	$(4.9)	$(3.9)	$(1.0)
Net premiums earned—insurance	2.4	1.7	0.7
Services revenue	26.0	20.7	5.3
Cost of services	17.9	14.3	(3.6)
Other operating expenses (2)	14.8	12.7	(2.1)
______________________

(1)
Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

(2)	Includes allocation of corporate operating expenses of $3.8 million and $2.8 million for the three months ended March 31, 2020 and 2019, respectively.
Adjusted Pretax Operating Income (Loss). Our Real Estate segment’s adjusted pretax operating loss for the three months ended March 31, 2020 was $4.9 million compared to adjusted pretax operating loss of $3.9 million for the same period in 2019. The increase in our adjusted pretax operating loss for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily driven by higher cost of services and other operating expenses, partially offset by an increase in services revenue.
Net Premiums Earned—Insurance. Net premiums earned for the three months ended March 31, 2020 increased compared to the same period in 2019, primarily due to ongoing growth in title services provided by Radian Title Insurance.
Services Revenue. Services revenue increased for the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to ongoing growth in title services.
Cost of Services. Our cost of services is primarily affected by our level of services revenue. The level of these costs may also fluctuate if market rates of compensation change, or if there is decreased availability or a loss of qualified employees.
Other Operating Expenses. Other operating expenses include other selling, general and administrative expenses, depreciation, and allocations of corporate general and administrative expenses. Other operating expenses for the three months ended March 31, 2020 increased compared to the same period in 2019, due in part to higher allocated corporate operating expenses. See “Results of Operations—Consolidated—Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019—Other Operating Expenses.”
Results of Operations—All Other
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
All Other activities include income (losses) from assets held by our holding company, related general corporate operating expenses not attributable or allocated to our reportable segments and, for all periods through the first quarter of 2020, income and expenses related to Clayton prior to its sale on January 21, 2020. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

The following table summarizes our All Other results of operations for the three months ended March 31, 2020 and 2019:

			$ Change
	Three Months Ended March 31,		Favorable (Unfavorable)
(In millions)	2020	2019	2020 vs. 2019
Adjusted pretax operating income (loss) (1)	$3.8	$2.4	$1.4
Services revenue	2.9	11.6	(8.7)
Net investment income	4.6	4.9	(0.3)
Cost of services	2.6	9.7	7.1
Other operating expenses	1.3	4.7	3.4
______________________

(1)
Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements
There have been no material changes in off-balance sheet arrangements from those specified in our 2019 Form 10-K, other than as described below.
Variable Interest Entity
In February 2020, Radian Guaranty entered into a fully collateralized reinsurance agreement with Eagle Re 2020-1, an unaffiliated special purpose reinsurer domiciled in Bermuda. The Eagle Re Issuers are special purpose VIEs that are not consolidated in our consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance.
For additional information about the Eagle Re Issuers and our other reinsurance arrangements, see Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.
Contractual Obligations and Commitments
There have been no material changes outside of the ordinary course of business in our contractual obligations and commitments from those specified in our 2019 Form 10-K.
Liquidity and Capital Resources
Consolidated Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

(In thousands)	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$155,800	$217,778
Investing activities	31,993	(185,343)
Financing activities	(222,142)	(11,683)
Increase (decrease) in cash and restricted cash	$(34,349)	$20,752

Operating Activities. Our most significant source of operating cash flows is generally from premiums received from our mortgage insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our mortgage insurance policies and our operating expenses. Net cash provided by operating activities totaled $155.8 million for the three months ended March 31, 2020, a decrease compared to $217.8 million for the same period in 2019. This decrease was principally the result of cash received from the IRS in the first quarter of 2019, which included a $57.2 million refund which was previously on deposit with the IRS.
Investing Activities. Net cash provided by investing activities was $32.0 million for the three months ended March 31, 2020, compared to net cash used in investing activities of $185.3 million for the same period in 2019. This change was primarily the result of a decrease in net purchases of short-term investments. This decrease was partially offset by: (i) a decrease in proceeds from sales, net of purchases, of fixed-maturity investments available for sale; (ii) a decrease in proceeds from sales of trading securities; and (iii) a decrease in proceeds from sales, net of purchases, of equity securities.
Financing Activities. Net cash used in financing activities increased for the three months ended March 31, 2020, compared to net cash used in financing activities during the same period in 2019. For the three months ended March 31, 2020, our primary financing activities included: (i) an increase in repurchases of our common shares and (ii) an increase in dividends paid. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our share repurchases and increased dividends.
See “Item 1. Financial Statements (Unaudited)—Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.
Liquidity Analysis—Holding Company
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. At March 31, 2020, Radian Group had available, either directly or through unregulated subsidiaries, unrestricted cash and liquid investments of $648.2 million. Available liquidity at March 31, 2020 excludes certain additional cash and liquid investments that have been advanced to Radian Group from our subsidiaries to pay for corporate expenses and interest payments. Total liquidity, which includes our undrawn $267.5 million unsecured revolving credit facility, as described below, was $915.7 million as of March 31, 2020.
During the three months ended March 31, 2020, Radian Group’s available liquidity decreased by $4.4 million, due primarily to Radian Reinsurance’s return of $465 million in capital to Radian Group in January 2020, as approved by the Pennsylvania Insurance Department. The effects of this return of capital were partially offset by the cost of share repurchases and dividends, as described below, and the transfer of $200 million of cash and marketable securities to Radian Guaranty in exchange for a surplus note in the same amount. See “—Mortgage” below for additional information.
In addition to available cash and marketable securities, Radian Group’s principal sources of cash to fund future liquidity needs include: (i) payments made to Radian Group by its subsidiaries under expense- and tax-sharing arrangements; (ii) net investment income earned on its cash and marketable securities; (iii) to the extent available, dividends or other distributions from our subsidiaries; and (iv) amounts that Radian Guaranty is able to repay under the Surplus Notes. Radian Group also has in place a $267.5 million unsecured revolving credit facility with a syndicate of bank lenders. At March 31, 2020, the full $267.5 million remains undrawn and available under the facility. Subject to certain limitations, borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to our insurance and reinsurance subsidiaries as well as growth initiatives. See Note 12 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for additional information on the unsecured revolving credit facility.
We expect Radian Group’s principal liquidity demands for the next 12 months to be: (i) the payment of corporate expenses, including taxes; (ii) interest payments on our outstanding debt obligations; and (iii) subject to approval by our board of directors and our ongoing assessment of our financial condition and potential capital demands in our mortgage insurance business, the payment of quarterly dividends on our common stock, which we recently increased to $0.125 per share.
In addition to our ongoing short-term liquidity needs discussed above, our most significant need for liquidity beyond the next 12 months is the repayment of $900 million aggregate principal amount of our senior debt due in future years. See “—Capitalization—Holding Company” below for details of our debt maturity profile. Radian Group’s liquidity demands for the next 12 months or in future periods could also include: (i) early repurchases or redemptions of portions of our debt obligations; (ii) the repurchase of shares of our common stock pursuant to the share repurchase authorization, as described below, for which $198.9 million in authorization remains outstanding; (iii) potential additional investments to support our business strategy; and (iv) potential additional capital contributions to our subsidiaries, including due to the impact that the COVID-19 pandemic could have on the liquidity, results of operations and financial condition of Radian Group and our subsidiaries. As a result of the COVID-19 pandemic and its impact on the economy, including the significant increase in unemployment, we expect a material increase in new defaults as borrowers fail to make timely payments on their mortgages, including as a result of entering mortgage forbearance programs that allow borrowers to defer mortgage payments. While we expect it will take a number of

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

months or years before any new defaults resulting from the pandemic would require a claim payment, Radian Group may be required to contribute additional capital to support Radian Guaranty’s PMIERs cushion due to increased capital requirements on defaulted loans. See “Item 1A. Risk Factors,” including “—Radian Group’s sources of liquidity may be insufficient to fund its obligations” and “—Radian Guaranty may fail to maintain its eligibility status with the GSEs” for additional discussion about the elevated risks and uncertainties associated with the COVID-19 pandemic and the potential impact to Radian Guaranty’s Minimum Required Assets. See also Notes 1 and 15 of Notes to Unaudited Condensed Consolidated Financial Statements and “Overview—COVID-19 Impacts” for further information.
If Radian Group’s current sources of liquidity are insufficient to fund its obligations, or if we otherwise decide to increase our liquidity position, Radian Group may seek additional capital, including by incurring additional debt, issuing additional equity, or selling assets, which we may not be able to do on favorable terms, if at all.
Share Repurchases. During the three months ended March 31, 2020, the Company repurchased 11.0 million shares of Radian Group common stock under programs authorized by Radian Group’s board of directors, at a total cost of $226.3 million, including commissions. Effective March 19, 2020, the Company suspended its share repurchase program and canceled its current 10b5-1 plan. Radian may initiate a new 10b5-1 plan at its discretion in the future, during an open trading window and in accordance with SEC rules. The expiration date of the current share repurchase authorization remains August 31, 2021. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase programs.
Dividends. In 2019, our quarterly common stock dividend was $0.0025 per share. Effective February 13, 2020, Radian Group’s board of directors authorized an increase to the Company’s quarterly cash dividend to $0.125 per share. Based on our current outstanding shares of common stock, we would require approximately $95 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. The declaration and payment of future quarterly cash dividends remains subject to the board of directors’ determination. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of March 31, 2020, our capital surplus was $3.8 billion, representing our dividend limitation under Delaware law.
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding debt obligations. Corporate expenses and interest expense on Radian Group’s debt obligations allocated under these arrangements during the three months ended March 31, 2020 of $33 million and $12 million, respectively, were substantially all reimbursed by our subsidiaries. We expect substantially all of our holding company expenses to continue to be reimbursed by our subsidiaries under our expense-sharing arrangements. The expense-sharing arrangements between Radian Group and our mortgage insurance subsidiaries, as amended, have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.
Taxes. Pursuant to our tax-sharing agreements, our operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if they were not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may pay to or receive from its operating subsidiaries amounts that differ from Radian Group’s consolidated federal tax payment obligation. During the three months ended March 31, 2020, Radian Group neither made any payments to the IRS nor received any tax-sharing payments from its operating subsidiaries.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Capitalization—Holding Company
The following table presents our holding company capital structure:

(In thousands)	March 31, 2020	December 31, 2019
Debt:
4.500% Senior Notes due 2024	$450,000	$450,000
4.875% Senior Notes due 2027	450,000	450,000
Deferred debt costs on senior notes	(12,416)	(12,890)
Revolving credit facility	—	—
Total	887,584	887,110

Stockholders’ equity	3,864,508	4,048,723

Total capitalization	$4,752,092	$4,935,833

Debt-to-capital ratio	18.7%	18.0%
Stockholders’ equity decreased by $184.2 million from December 31, 2019 to March 31, 2020. The net decrease in stockholders’ equity resulted primarily from: (i) shares repurchased under our share repurchase programs of $226.3 million, including commissions; (ii) net unrealized losses on investments of $80.7 million; and (iii) dividends of $25.4 million. These items were partially offset by our net income of $140.5 million for the three months ended March 31, 2020.
We regularly evaluate opportunities, based on market conditions, to finance our operations by accessing the capital markets or entering into other types of financing arrangements with institutional and other lenders and financing sources, and consider various measures to improve our capital and liquidity positions, as well as to strengthen our balance sheet, improve Radian Group’s debt maturity profile and maintain adequate liquidity for our operations. In the past we have repurchased and exchanged, prior to maturity, some of our outstanding debt, and in the future, we may from time to time seek to redeem, repurchase or exchange for other securities, or otherwise restructure or refinance some or all of our outstanding debt prior to maturity in the open market through other public or private transactions, including pursuant to one or more tender offers or through any combination of the foregoing, as circumstances may allow. The timing or amount of any potential transactions will depend on a number of factors, including market opportunities and our views regarding our capital and liquidity positions and potential future needs, including as a result of the effects of the COVID-19 pandemic. There can be no assurance that any such transactions will be completed on favorable terms, or at all.
Mortgage
The principal demands for liquidity in our mortgage insurance business include: (i) the payment of claims and potential claim settlement transactions, net of reinsurance; (ii) expenses (including those allocated from Radian Group); (iii) repayments of FHLB advances; (iv) interest expense and repayments associated with the Surplus Notes; and (v) taxes, including potential additional purchases of U.S. Mortgage Guaranty Tax and Loss Bonds. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to these non-interest bearing instruments. The principal sources of liquidity in our mortgage insurance business currently include insurance premiums, net investment income and cash flows from: (i) investment sales and maturities; (ii) FHLB advances; and (iii) capital contributions from Radian Group. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a substantial portion of the funds necessary to satisfy their needs for the foreseeable future. However, see “Overview—COVID-19 Impacts” and Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for discussion about the elevated risks and uncertainties associated with the COVID-19 pandemic, including the impact on our PMIERs cushion.
As of March 31, 2020, our Mortgage segment maintained claims paying resources of $4.7 billion on a statutory basis, which consists of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves. In addition, our reinsurance programs are designed to provide additional claims-paying resources during times of economic stress and elevated losses. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Radian Guaranty’s Risk-to-capital as of March 31, 2020 was 13.8 to 1. Our combined Risk-to-capital, which represents the consolidated Risk-to-capital measure for all of our mortgage insurance subsidiaries, was 12.4 to 1 as of March 31, 2020.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form. See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements, “Overview—COVID-19 Impacts” and “Item 1A. Risk Factors” for more information about our statutory and PMIERs requirements and the potential effects of increased defaults due to the COVID-19 pandemic.
Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. Radian Guaranty currently is an approved mortgage insurer under the PMIERs. At March 31, 2020, Radian Guaranty’s Available Assets under the current PMIERs financial requirements totaled approximately $4.1 billion, resulting in excess available resources or a “cushion” of $1.1 billion, or 38%, over its Minimum Required Assets of $2.9 billion.
The chart below summarizes our “cushion” under the PMIERs and Radian’s excess available resources as of March 31, 2019, December 31, 2019 and March 31, 2020, calculated based on the PMIERs financial requirements in effect for each date shown. Our excess available resources include our unsecured revolving credit facility and holding company liquidity. Our PMIERs cushion as of March 31, 2020 includes the benefit from our reinsurance agreement with Eagle Re 2020-1 effective February 2020 and the transfer of $200 million of cash and marketable securities from Radian Group in exchange for a surplus note in the same amount in January 2020, partially offset by an increase in Minimum Required Assets due to the termination of the intercompany reinsurance agreement with Radian Reinsurance. While these resources may be utilized to enhance Radian Guaranty’s PMIERs cushion, the impact of the COVID-19 pandemic could affect our ability to remain compliant with the PMIERs financial requirements as the increase in defaults and resulting increase to our Minimum Required Assets could reduce or potentially exhaust our PMIERs “cushion” or exceed our Available Assets. See “Item 1A. Risk Factors” for additional information.

PMIERs Excess Available Resources
Value ($ in millions) (3)
$2,500
$2,000
$1,500
$1,000
$500
$-
$2,010 / 68%
$268 / 9%
$613 / 21%
$1,129 / 38%
$1,690 / 59%
$268 / 9%
$618 / 22%
$804 / 28%
$1,444 / 48%
$268 / 9%
$688 / 23%
$488 / 16%
March 31, 2020
December 31, 2019
March 31, 2019
Credit Facility
Radian Group Liquidity, net (1)
PMIERs Cushion (2)

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

In February 2020, Radian Guaranty entered into a fully collateralized reinsurance agreement with Eagle Re 2020-1 that reduced net RIF by a total of $488.4 million, reducing the PMIERs Minimum Required Assets by the same amount at inception.
See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on this new agreement.
In January 2020, the Pennsylvania Insurance Department approved the termination of the intercompany reinsurance agreement between Radian Guaranty and Radian Reinsurance, as well as a $465 million return of capital from Radian Reinsurance to Radian Group as an Extraordinary Distribution and the transfer of $200 million of cash and marketable securities from Radian Group to Radian Guaranty in exchange for a surplus note in the same amount. See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on these intercompany actions.
Even though they hold assets in excess of the minimum statutory capital thresholds and PMIERs financial requirements, the ability of Radian’s mortgage insurance subsidiaries to pay dividends on their common stock is restricted by certain provisions of the insurance laws of Pennsylvania, their state of domicile. Under Pennsylvania’s insurance laws, ordinary dividends and other distributions may only be paid out of an insurer’s positive unassigned surplus, measured as of the end of the prior fiscal year, unless the Pennsylvania Insurance Department approves the payment of dividends or other distributions from another source. In light of Radian Guaranty’s negative unassigned surplus related to operating losses in prior periods, the ongoing need to set aside contingency reserves, and the current ongoing economic uncertainty related to the COVID-19 pandemic which is expected to increase losses in the second quarter of 2020 and in future periods, we do not anticipate that Radian Guaranty will be permitted under applicable insurance laws to pay ordinary dividends to Radian Group for the foreseeable future. See Note 18 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for additional information on contingency reserve requirements.
Radian Guaranty and Radian Reinsurance are both members of the FHLB. As members, they may borrow from the FHLB, subject to certain conditions, which include requirements to post collateral and to maintain a minimum investment in FHLB stock. Advances from the FHLB may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing to purchase additional investment securities that have similar durations, for the purpose of generating additional earnings from our investment securities portfolio with minimal incremental risk. As of March 31, 2020, there were $173.8 million of FHLB advances outstanding. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Real Estate
As of March 31, 2020, our Real Estate segment maintained cash and liquid investments totaling $39.9 million, primarily held by Radian Title Insurance. The sale of Clayton, in January 2020, did not have a material impact on our liquidity.
Title insurance companies, including Radian Title Insurance, are subject to comprehensive state regulations, including minimum net worth requirements. Radian Title Insurance was in compliance with its respective regulatory minimum net worth requirements at March 31, 2020. In the event the cash flow from operations of the Real Estate segment is not adequate to fund all of its needs, including the regulatory capital needs of Radian Title Insurance, Radian Group may provide additional funds to the Real Estate segment in the form of an intercompany note or other capital contribution, subject to the approval of the Ohio Department of Insurance, if needed. Additional capital support may also be required for potential investments in new business initiatives to support our strategy of growing our businesses.
Liquidity levels may fluctuate depending on the levels and contractual timing of our invoicing and the payment practices of our Real Estate clients, in combination with the timing of the Real Estate segment’s payments for employee compensation and to external vendors. The amount, if any, and timing of the Real Estate segment’s dividend paying capacity will depend primarily on the amount of excess cash flow generated by the segment.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Ratings
Radian Group, Radian Guaranty and Radian Reinsurance have been assigned the ratings set forth in the chart below. We believe that ratings often are considered by others in assessing our credit strength and the financial strength of our primary mortgage insurance subsidiaries. The following ratings have been independently assigned by third-party statistical rating organizations, are for informational purposes only and are subject to change. For a discussion of how the COVID-19 pandemic has affected and may further affect our ratings, see “Item 1A. Risk Factors—The current financial strength ratings assigned to our mortgage insurance subsidiaries could weaken our competitive position and potential downgrades by rating agencies to these ratings and the ratings assigned to Radian Group could adversely affect the Company.”

	Moody’s (1)	S&P (2)
Radian Group	Ba1	BB+
Radian Guaranty	Baa1	BBB+
Radian Reinsurance	N/A	BBB+
______________________

(1)	Based on the October 17, 2019 update, Moody’s outlook for Radian Group and Radian Guaranty currently is Stable.

(2)	Based on the March 26, 2020 update, S&P’s outlook for Radian Group, Radian Guaranty and Radian Reinsurance is currently Negative.
Critical Accounting Policies
As of the filing date of this report, there were no significant changes in our critical accounting policies from those discussed in our 2019 Form 10-K, other than described below. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for accounting pronouncements issued but not yet adopted that may impact the Company’s consolidated financial position, earnings, cash flows or disclosures.
We adopted ASU 2016-13 on January 1, 2020 using the modified retrospective adoption approach. This ASU and the associated subsequent amendments require that financial assets measured at their amortized cost basis be presented at the net amount expected to be collected. Credit losses relating to our available-for-sale debt securities are recorded through an allowance for credit losses, rather than a write-down of the asset, with the amount of the allowance limited to the amount by which fair value is less than amortized cost. This allowance method will allow reversals of credit losses if the estimate of credit losses declines. This ASU affected certain of our accounts and notes receivable, including premiums receivable, and certain of our other assets, including reinsurance recoverables; however, the update did not have a material effect on our financial statements and disclosures. The adoption of this update did not have a material effect on our financial statements and disclosures. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
We adopted ASU 2019-04, Codification Improvements related to Financial Instruments—Credit Losses, Derivatives and Hedging, and Financial Instruments on January 1, 2020. This update to the accounting standards regarding financial instruments and derivatives and hedging clarifies the accounting treatment for the measurement of credit losses and provides further clarification on previously issued updates. The adoption of this update did not have an effect on our financial statements and disclosures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in market conditions. Examples of market risk include changes in interest rates, credit spreads, foreign currency exchange rates and equity prices. We regularly analyze our exposure to interest-rate risk and credit-spread risk and have determined that the fair value of our investments is materially exposed to changes in both interest rates and credit spreads. See “Item 1A. Risk Factors—Our success depends, in part, on our ability to manage risks in our investment portfolio.”
Our market risk exposures at March 31, 2020 have not materially changed from those identified in our 2019 Form 10-K.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the

Glossary

time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2020, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
During the three-month period ended March 31, 2020, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In the three months ended March 31, 2020, there was no change in the Company’s previously established IBNR reserve estimate related to our best estimate of our probable loss in connection with the above legal proceedings. While Radian believes it has substantial defenses in these matters and intends to continue to defend against these claims vigorously, it is not feasible to predict the ultimate outcome of these disputes, and the Company could in the future be required to pay amounts as a result of settlements or decisions in these matters, potentially in excess of accruals.
We also are periodically subject to reviews and audits, as well as inquiries, information-gathering requests and investigations. In connection with these matters, from time to time we receive requests and subpoenas seeking information and documents related to aspects of our business.
The legal and regulatory matters discussed above and in our 2019 Form 10-K could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. Management believes, based on current knowledge and after consultation with counsel, that the outcome of such actions will not have a material adverse effect on our consolidated financial condition. The outcome of litigation and other legal and regulatory matters and proceedings is inherently uncertain, and it is possible that one or more of the matters currently pending or threatened could have an adverse effect on our liquidity, financial condition or results of operations for any particular period.

Glossary

Item 1A. Risk Factors.
Except as provided below, there have been no material changes to our risk factors from those previously disclosed in our 2019 From 10-K.
The COVID-19 pandemic has adversely impacted our business, and its ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic has significantly impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, disrupted the housing finance system and real estate markets and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in most states and communities in the United States. As a result, the demand for certain of our products and services has been impacted, and this impact may continue for an unknown period and could expand in scope. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, remote technology interruptions, quarantines, government actions, or other restrictions in connection with the pandemic. To date, we have suspended our share repurchase program, aligned our business with the temporary origination and servicing guidelines announced by the GSEs, and activated our business continuity program by transitioning to a work-from-home virtual workforce model with certain essential activities supported by limited staff in controlled office environments.
We expect that the COVID-19 pandemic and measures taken to reduce its spread will pervasively impact our business, subjecting us to the following risks:

•
We expect the pandemic to result in a material increase in new defaults as borrowers fail to make timely payments on their mortgages, including as a result of entering mortgage forbearance programs that allow borrowers to defer mortgage payments, which may impact Radian Guaranty’s ability to remain compliant with the PMIERs financial requirements. See “—The credit performance of our mortgage insurance portfolio is impacted by macroeconomic conditions and specific events that affect the ability of borrowers to pay their mortgages” and “—Radian Guaranty may fail to maintain its eligibility status with the GSEs.”

•
The increase in new mortgage defaults resulting from the COVID-19 pandemic is expected to significantly decrease and could potentially exhaust Radian Guaranty’s excess of Available Assets over Minimum Required Assets under the PMIERs, in which case we may be required to contribute capital to Radian Guaranty. The amount that Radian Group could be required to contribute to Radian Guaranty to support PMIERs compliance is uncertain, but could be significant and, under extreme economic scenarios, exhaust Radian Group’s available liquidity. See “—Radian Group’s sources of liquidity may be insufficient to fund its obligations.”

•
The pandemic is likely to place a significant strain on the operations and financial condition of mortgage servicers, which could disrupt the servicing of mortgage loans covered by our insurance policies or result in servicers failing to appropriately report the status of loans, including whether the loans are subject to a COVID-19-related forbearance program. We could receive less mortgage insurance premiums as a result of loans going into default. See “—Our business depends, in part, on effective and reliable loan servicing.”

•
As a result of COVID-19-related relief programs, we anticipate that defaults related to the pandemic, if not cured, could remain in our defaulted loan inventory for a protracted period of time, potentially resulting in higher levels of Claim Severity for those loans that ultimately result in a claim. See “—An extension in the period of time that a loan remains in our defaulted loan inventory may increase the severity of claims that we ultimately are required to pay.”

•
Our assumptions upon which our premium levels are based may ultimately prove to be inaccurate, especially in a period of high market volatility and economic uncertainty as currently exists due to the pandemic. We anticipate that the pandemic will result in a high volume of new defaults, both as a result of payment forbearance programs and otherwise, beginning in the second quarter of 2020. These anticipated new defaults are not currently reflected in our mortgage insurance loss reserves because we generally are not permitted to establish reserves in anticipation of such defaults. As a result, our loss reserves are expected to increase significantly in the second quarter of 2020, and potentially in future quarters as these new defaults are reported, which is expected to negatively impact our results of operations and financial condition. See “—Our success depends on our ability to assess and manage our underwriting risks; the premiums we charge may not be adequate to compensate us for

Glossary

our liability for losses and the amount of capital we are required to hold against our insured risks. We expect to incur future provisions for losses beyond what we have reserved for in our financial statements.”

•
The GSEs’ business practices have changed in response to the COVID-19 pandemic, with the primary objectives of supporting borrowers impacted by the pandemic and protecting the ongoing functioning of the housing finance system. As the situation continues to evolve, the actions of the FHFA and GSEs in response to COVID-19 are likely to continue to significantly impact the housing finance system. Because traditional mortgage insurance is an important component of this system, these actions have had, and may continue to have, an impact on our mortgage insurance operations and performance. See “—Changes in the charters, business practices, or role of the GSEs in the U.S. housing market generally, could significantly impact our businesses.”

•
The number of home purchases or mortgage refinancings may be materially affected by the impacts of the pandemic on general economic conditions, including the unemployment rate, and on the availability of credit for mortgage loans. In addition, public and private sector initiatives to reduce the transmission of COVID-19, such as the imposition of restrictions on business activities, are likely to affect the number of new mortgages available for us to insure, including as real estate markets confront challenges in the mortgage origination and home sale process created by social distancing and stay-at-home orders. See “—A decrease in the volume of mortgage originations could result in fewer opportunities for us to write new mortgage insurance business and conduct our Real Estate business.”

•
The models, assumptions and estimates we use to establish loss reserves may not be accurate, especially in the event of an extended economic downturn or a period of extreme market volatility and uncertainty such as we are currently experiencing due to the COVID-19 pandemic. For example, the ultimate cure rate for loan defaults resulting from the pandemic may be lower than we have previously experienced in the context of other FEMA declared emergencies and lower than our expectations. See “—If the estimates we use in establishing loss reserves are incorrect, we may be required to take unexpected charges to income, which could adversely affect our results of operations.”

•
The rating agencies continually review the financial strength ratings assigned to Radian Group and its mortgage insurance subsidiaries, and the ratings are subject to change. The COVID-19 pandemic and its impact on our financial results and condition, could cause one or more of the rating agencies to downgrade the ratings assigned to Radian Group and its mortgage insurance subsidiaries. See “—The current financial strength ratings assigned to our mortgage insurance subsidiaries could weaken our competitive position and potential downgrades by rating agencies to these ratings and the ratings assigned to Radian Group could adversely affect the Company.”

•
The markets for credit and interest-rate-sensitive securities have been adversely affected by the COVID-19 pandemic. The value of our fixed income securities has decreased, which has increased the risk that we will not achieve our investment objectives. If, as a result of the COVID-19 pandemic or otherwise, we underestimate our liabilities or improperly structure our investments to meet our expected liabilities, including claim payments in our mortgage insurance business, we could have unexpected losses resulting from the forced liquidation of investments before their maturity, which could adversely affect our results of operations. See “—Our success depends, in part, on our ability to manage risks in our investment portfolio.”

Ultimately, the impact of COVID-19 on our businesses will depend on, among other things: the extent and duration of the pandemic, the severity of the disease and the number of people infected with the virus and whether an effective anti-viral treatment or vaccine is developed; the effects on the economy of the pandemic and of the measures taken by governmental authorities and other third parties restricting day-to-day life and the length of time that such measures remain in place; governmental programs implemented to assist new and existing borrowers, including programs and policies instituted by the GSEs to assist borrowers experiencing a COVID-19-related hardship such as forbearance plans and suspensions of foreclosure and evictions; and the impact on the mortgage origination market. Due to the unprecedented and rapidly changing social and economic impacts associated with the COVID-19 pandemic on the U.S. and global economies generally, and in particular on the U.S. housing, real estate and housing finance markets, there is significant uncertainty regarding the ultimate impact on our business, business prospects, operating results and financial condition and our estimates or predictions regarding such impact may be materially wrong.
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

Glossary

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
The PMIERs financial requirements currently require that a mortgage insurer’s Available Assets meet or exceed its Minimum Required Assets. At March 31, 2020, Radian Guaranty was in compliance with the PMIERs financial requirements and had Available Assets of $4.1 billion, which resulted in an excess or “cushion” of $1.1 billion over its Minimum Required Assets of $2.9 billion. Radian Guaranty’s ability to continue to comply with the PMIERs financial requirements could be impacted by, among other factors: (i) the product mix of our NIW and factors affecting the performance of our mortgage insurance portfolio, including our level of new defaults, prepayments, the losses we incur on new or existing defaults and the credit characteristics of our mortgage insurance; (ii) the amount of credit that we receive under the PMIERs financial requirements for our third-party reinsurance transactions (which is subject to initial and ongoing review by the GSEs); and (iii) potential amendments or updates to the PMIERs.
As a result of the pandemic and its impact on the economy, including the significant increase in unemployment levels, we expect a material increase in new defaults as borrowers fail to make timely payments on their mortgages, including as a result of entering mortgage forbearance programs that allow borrowers to defer mortgage payments. Under the CARES Act, upon request by borrowers of federally backed mortgage loans who attest to financial hardship related to the pandemic, mortgage servicers are required to provide these borrowers with up to 180 days forbearance on their mortgage payments, which may be extended for an additional 180 days upon request, without requiring validation by the borrowers of their hardship. The GSEs have amended their forbearance programs to align with the CARES Act, and we understand that a significant number of borrowers are participating in such programs. We expect the number of GSE mortgage forbearances to continue to increase as servicers implement the forbearance programs mandated by the CARES Act and for borrowers with loans covered by private mortgage insurance to represent a higher percentage of these forbearance programs given the riskier credit profile of these loans. In light of the current economic uncertainty, we believe it also is possible that many borrowers may seek to take advantage of forbearance programs notwithstanding their ability to continue to make mortgage payments on a timely basis.
Our Master Policies generally provide that a default occurs when a borrower misses one monthly payment, regardless of why the payment was missed, including if the payment was deferred under a forbearance program. Once two missed payments have occurred, the PMIERs characterize a loan as “non-performing” and require us to establish an increased capital charge for that loan regardless of the reason for the missed payments. However, the PMIERs do account for the fact that loans that have become non-performing as a result of a “FEMA Declared Major Disaster” event, including as a result of participation in a forbearance program, have a higher likelihood of curing following the conclusion of the event. As a result, the PMIERs apply a 0.30 multiplier to the capital charges that otherwise would be applied to these non-performing loans, effectively reducing the capital charges applied to these loans by 70 percent. Under the PMIERs, the Disaster Related Capital Charge applies to non-performing loans on properties in a FEMA Declared Major Disaster Area that either: (1) are subject to a forbearance plan executed in response to a FEMA Declared Major Disaster Area eligible for “Individual Assistance” (a range of assistance programs administered by FEMA); or (2) have an initial default date occurring up to either 30 days prior to or 90 days following the FEMA Declared Major Disaster event. To date, all states and the District of Columbia have been designated FEMA Declared Major Disaster Areas as a result of the COVID-19 pandemic, with 41 states that represent 89% of Radian Guaranty’s RIF having been approved by FEMA for Individual Assistance. Under the PMIERs, the Disaster Related Capital Charge applies for up to 120 days from the initial default date of the non-performing loan, or if greater, the period of time that the loan is subject to a forbearance plan executed in response to a FEMA Declared Major Disaster Area eligible for Individual Assistance.
In light of the current nationwide application of the Disaster Related Capital Charge, we currently are applying this charge to all loans with an initial default date (determined as of the date that a loan is deemed non-performing under PMIERs) occurring on or after February 15, 2020. We plan to continue to apply the Disaster Related Capital Charge to all non-performing loans through the date that is 90 days following the declared end date of the disaster event in any FEMA Declared Major Disaster Area. The disaster event is currently deemed to be “continuing” in all 50 states and the District of Columbia. We do not believe that the Disaster Related Capital Charge provision in the PMIERs was drafted in contemplation of a nationwide disaster event such as the COVID-19 pandemic. As a result, the GSEs could apply this provision differently than we have, which could impact Radian Guaranty’s Minimum Required Assets and PMIERs “cushion.” Further, we understand that the GSEs are considering an amendment to the PMIERs related to the pandemic. We believe the GSEs intend for this amendment to preserve the nationwide applicability of the Disaster Related Capital Charge, including the 0.30 multiplier applied to capital charges on non-performing loans. We understand the GSEs also may extend the Disaster Related Capital Charge to all loans in pandemic-

Glossary

related forbearance programs by eliminating the distinction between programs executed in response to a FEMA Declared Major Disaster Area eligible for Individual Assistance compared to those areas eligible for other forms of assistance. However, the likelihood, timing and terms of the amendment remain uncertain, and it is possible that any amendment, if adopted, will include additional restrictions on our mortgage insurance business, operations and capital position.
We expect that our current, broad-based application of the Disaster Related Capital Charge will significantly reduce the total amount of capital that Radian Guaranty otherwise would be required to hold against pandemic-related defaults. Nonetheless, we expect the overall volume of new defaults resulting from the pandemic, even after giving effect to the Disaster Related Capital Charge, will result in a significant increase in Radian Guaranty’s Minimum Required Assets and a material decrease in Radian Guaranty’s PMIERs cushion, beginning with the second quarter of 2020. This increase in defaults is expected to negatively impact our results of operations in the second quarter of 2020 and in future quarters, primarily due to the need to increase our reserve for losses related to the volume of new defaults. Further, under the PMIERs, increased capital charges are applied against defaulted loans based on the amount of time the loans remain in default, with increases taking place upon four, six and twelve missed monthly payments. As a result, the total amount of capital we may be required to hold against defaulted loans will increase over time, including for loans that remain in forbearance programs.
The magnitude of the increase in Radian Guaranty’s Minimum Required Assets generally will depend on the number, timing and duration of defaults related to the pandemic, including those resulting from a forbearance program, which in turn will depend on the scope, severity and duration of the pandemic, its resulting impact on the economy, including unemployment levels and housing prices, and the ability of government programs to provide economic and individual relief. Based on our current projections for our financial position as of June 30, 2020, which are subject to risks and uncertainties, we expect Radian Guaranty’s projected PMIERs cushion as of June 30, 2020 to be able to absorb a default rate of approximately 15% of our estimated total mortgage insurance portfolio as of that date. If defaults approach or exceed this level, we may be required or otherwise choose to contribute capital to Radian Guaranty, seek additional capital relief through reinsurance or otherwise, which may not be available on acceptable terms or on terms that would be approved by the GSEs, or alter our strategy with respect to our NIW. Further, Radian Guaranty’s Minimum Required Assets may increase and its PMIERs cushion could be negatively impacted if: (1) the GSEs require, through an amendment or interpretation, a less favorable application of the Disaster Related Capital Charge than we currently expect; or (2) the application of the Disaster Related Capital Charge is not extended to all loans in pandemic-related forbearance programs by eliminating the distinction between programs executed in response to a FEMA Declared Major Disaster Area eligible for Individual Assistance compared to those areas eligible for other forms of assistance.
Under the PMIERs financial requirements, in addition to non-performing loans, there are increased financial requirements for performing loans with a higher likelihood of default and/or certain credit characteristics, such as higher LTVs and lower FICO scores, as well as for loans originated after January 1, 2016 that are insured under lender-paid mortgage insurance policies not subject to automatic termination under the Homeowners Protection Act. Therefore, if our mix of business includes more loans that are subject to these increased financial requirements, it increases our Minimum Required Assets. Depending on the circumstances, we may limit the type and volume of business we are willing to write for certain of our products based on the increased financial requirements associated with certain loans. This could reduce the amount of NIW we write, which could reduce our future revenues.
The GSEs may amend the PMIERs at any time and also have broad discretion to interpret the PMIERs, which could impact the calculation of Radian Guaranty’s Available Assets and/or Minimum Required Assets. The most recent revisions to PMIERs, or PMIERs 2.0, became effective on March 31, 2019. In addition to the potential amendment related to the pandemic, we expect the GSEs to continue to update the PMIERs periodically in the future, including if and when there are changes to the GSEs’ capital requirements, such as if and when the CCF is finalized.
Compliance with the PMIERs financial requirements could impact our holding company liquidity. If additional capital is required to support Radian Guaranty’s compliance with the PMIERs financial requirements, it may make it more difficult for Radian Guaranty to return capital to Radian Group in the form of dividends or otherwise, and depending on the circumstances, could require Radian Group to make capital contributions to Radian Guaranty, which would leave less liquidity to satisfy Radian Group’s other obligations. Depending on the amount of liquidity that is utilized from Radian Group, we may be required (or may decide) to seek additional capital by incurring additional debt, issuing additional equity, or selling assets, which we may not be able to do on favorable terms, if at all.
In addition to the PMIERs financial requirements, the PMIERs contain requirements related to the operations of our mortgage insurance business, including extensive operational requirements in areas such as claim processing, loss mitigation, document retention, underwriting, quality control, reporting and monitoring, among others. These increased operational

Glossary

requirements have resulted in additional expenses and have required substantial time and effort from management and our employees, which we expect will continue. Further, as discussed above, the GSEs could amend the PMIERS to address the pandemic in ways that change our operations and/or restrict the rights available under our Master Policies.
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
We depend on third-party servicing of the loans that we insure. Dependable servicing is necessary for timely billing and premium payments to us and effective loss mitigation opportunities for delinquent or near-delinquent loans. Servicers are required to comply with a multitude of legal and regulatory requirements, procedures and standards for servicing residential mortgages such as the CFPB’s mortgage servicing rules. While these requirements are intended to ensure a high level of servicing performance, they also impose a high cost of compliance on servicers that may impact their financial condition and their operating effectiveness. The COVID-19 pandemic has created significant financial and operational challenges for many servicers. Challenging economic and market conditions or periods of economic stress and high mortgage defaults such as currently exist make it more difficult for servicers to effectively service the loans that we insure. Further, the various servicing-related requirements imposed by the CARES Act, the GSEs, the FHA and other federal and state governmental and regulatory bodies and agencies to address the impact of the COVID-19 pandemic on mortgage borrowers heighten the operational challenges confronting servicers in the current environment. This strain may be further heightened by the short timeframe over which these events have occurred, which has resulted in a high volume of COVID-19 related servicing demands, such as administering forbearance requests for borrowers, generally occurring and moving forward on similar timeframes, further stressing servicer performance as these matters develop and progress through various stages.
In the event a borrower fails to make mortgage payments, including as the result of a forbearance program, servicers often are required to advance such amounts, including principal and interest on the mortgage and amounts to cover taxes and insurance, for a period of time, including with respect to loans purchased by the GSEs. These required “advances” have increased the financial strain on servicers, which is expected to continue and could result in their financial insolvency or otherwise disrupt their operations. If we experience a disruption in the servicing of mortgage loans covered by our insurance policies or a failure by servicers to appropriately report the status of a loan, including whether the loan is subject to a COVID-19 related forbearance program, this, in turn, could impact the amount of capital Radian Guaranty is required to hold under the PMIERs or ultimately contribute to a rise in claims among those loans, which could have a material adverse effect on our business, financial condition and operating results.
Under the terms of our 2014 Master Policy and 2020 Master Policy, mortgage insurance premiums are not required to be paid following an event of default. However, if a defaulted loan then cures, all mortgage insurance premiums must be brought current for our insurance coverage to continue, including all premiums that were not paid during the period following the event of default and through the date of cure. Because premiums must be brought current upon a cure, mortgage servicers typically continue to pay mortgage insurance premiums while loans remain in default, understanding that Radian Guaranty will refund these premiums if the loans fail to cure and ultimately go to claim. If we fail to receive mortgage insurance premiums following mortgage defaults, including the high volume of defaults that are anticipated to result from the COVID-19 pandemic, Radian Guaranty’s cash flow could be reduced, potentially requiring Radian Guaranty to liquidate investments at a loss to pay future claims or otherwise require us to alter our investment strategy.
Radian Group’s sources of liquidity may be insufficient to fund its obligations.
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. As of March 31, 2020, Radian Group had available, either directly or through unregulated subsidiaries, unrestricted cash and liquid investments of $648.2 million. This amount excludes certain additional cash and liquid investments that have been advanced to Radian Group from our subsidiaries for corporate expenses and interest payments. Total liquidity, which includes

Glossary

our undrawn $267.5 million unsecured revolving credit facility which has been extended until January 18, 2022, was $915.7 million as of March 31, 2020.
We expect Radian Group’s principal liquidity demands for the next 12 months to be: (i) the payment of corporate expenses, including taxes; (ii) interest payments on our outstanding debt obligations; and (iii) subject to approval by our board of directors and our ongoing assessment of our financial condition and potential capital demands in our mortgage insurance business, the payment of quarterly dividends on our common stock, which we recently increased to $0.125 per share.
In addition to our ongoing short-term liquidity needs discussed above, our most significant need for liquidity beyond the next 12 months is the repayment of $900 million aggregate principal amount of our senior debt due in future years. Radian Group’s liquidity demands for the next 12 months or in future periods could also include: (i) early repurchases or redemptions of portions of our debt obligations; (ii) the repurchase of shares of our common stock pursuant to the share repurchase authorization, for which $198.9 million in authorization remains outstanding; (iii) potential additional investments to support our business strategy; and (iv) potential additional capital contributions to our subsidiaries, including due to the impact that the COVID-19 pandemic could have on the liquidity, results of operations and financial condition of Radian Group and our subsidiaries.
As a result of the COVID-19 pandemic and its impact on the economy, including the significant increase in unemployment, we expect a material increase in new defaults as borrowers fail to make timely payments on their mortgages, including as a result of entering mortgage forbearance programs that allow borrowers to defer mortgage payments. The number and duration of new defaults and, in turn, the number of defaults that ultimately result in claims will depend, among other factors, on the scope, severity and duration of the pandemic, the resulting impact on the economy, including unemployment and housing prices, and the impact of government programs to provide economic and individual relief. Based on our current projections for our financial position as of June 30, 2020, which are subject to risks and uncertainties, we expect Radian Guaranty’s projected PMIERs cushion as of June 30, 2020 to be able to absorb a default rate of approximately 15% of our estimated total mortgage insurance portfolio as of that date. If defaults exceed this level, we may be required to contribute capital to Radian Guaranty.
If such additional capital support for Radian Guaranty is required, in light of the amount of surplus notes currently outstanding between Radian Group and Radian Guaranty, we do not expect that Radian Guaranty would receive PMIERs credit for additional amounts contributed through surplus notes. As a result, any further amounts contributed to Radian Guaranty likely would be made in the form of capital contributions. The amount that Radian Group could be required to contribute to Radian Guaranty to support PMIERs compliance is uncertain, but could be significant and, under extreme economic scenarios, exhaust Radian Group’s available liquidity. Based on our current projections for our financial position as of June 30, 2020, which are subject to risks and uncertainties, we expect that our projected total available resources (which includes Radian Guaranty’s projected PMIERs cushion, Radian Group’s projected total liquidity, and amounts available under our unsecured credit facility) would be able to absorb a default rate of approximately 25% of our estimated mortgage insurance portfolio as of that date.
In addition to available cash and marketable securities, Radian Group’s principal sources of cash to fund future liquidity needs include: (i) payments made to Radian Group by its subsidiaries under expense- and tax-sharing arrangements; (ii) net investment income earned on its cash and marketable securities; (iii) to the extent available, dividends or other distributions from our subsidiaries; and (iv) amounts that Radian Guaranty is able to repay under the Surplus Notes. Radian Group also has in place a $267.5 million unsecured revolving credit facility with a syndicate of bank lenders. At March 31, 2020, the full $267.5 million remains undrawn and available under the facility. Radian Group’s expense-sharing arrangements with its principal operating subsidiaries require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding senior notes. The expense-sharing arrangements between Radian Group and our mortgage insurance subsidiaries, as amended, have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.
In light of Radian Guaranty’s negative unassigned surplus related to operating losses in prior periods, the ongoing need to set aside contingency reserves, and the current ongoing economic uncertainty related to the COVID-19 pandemic which is expected to increase losses in the second quarter of 2020 and in future periods, we do not anticipate that Radian Guaranty will be permitted under applicable insurance laws to pay ordinary dividends to Radian Group for the foreseeable future. See Note 18 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for additional information on contingency reserve requirements.

Glossary

In light of Radian Group’s short- and long-term needs, it is possible that our sources of liquidity could be insufficient to fund our obligations and could exceed available holding company funds. If this were to occur, we may need or otherwise may decide to increase our available liquidity, which we may be unable to do on favorable terms, if at all.
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
In response to the COVID-19 pandemic, numerous federal and state governmental and regulatory agencies have instituted borrower relief programs, including payment and foreclosure forbearance, with the objective of supporting borrowers through the economic turmoil resulting from the pandemic and allowing borrowers to remain in their homes. In addition to the mortgage payment forbearance relief discussed above in “—Radian Guaranty may fail to maintain its eligibility status with the GSEs,” the CARES Act also instituted a 60-day foreclosure moratorium on GSE loans. As a result of COVID-19-related relief programs, we anticipate that defaults related to the pandemic, if not cured, could remain in our default loan inventory for a protracted period of time, resulting in higher levels of Claim Severity for those loans that ultimately result in a claim. Higher levels of Claim Severity would increase our incurred losses and could negatively impact our results of operations and financial condition.
Our success depends on our ability to assess and manage our underwriting risks; the premiums we charge may not be adequate to compensate us for our liability for losses and the amount of capital we are required to hold against our insured risks. We expect to incur future provisions for losses beyond what we have reserved for in our financial statements.
The estimates and expectations we use to establish premium rates are based on assumptions made at the time our insurance is written. Our mortgage insurance premiums are based on, among other items, the amount of capital we are required to hold against our insured risks and our estimates of the long-term risk of claims on insured loans. Our premium rates are established based on performance models that consider a broad range of borrower, loan and property characteristics, as well as capital requirements and market and economic conditions. Our assumptions may ultimately prove to be inaccurate, especially in a period of high market volatility and economic uncertainty as currently exists due to the pandemic. The risk of inaccurate or unreliable data may have an adverse impact on our ability to effectively perform critical business operations, such as servicing, loss management, external reporting or data-driven internal analysis.
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
Additionally, in accordance with industry practice, we do not establish reserves in our mortgage insurance business until we are notified that a borrower has failed to make at least two monthly payments when due. Because our mortgage insurance reserving does not account for the impact of future losses that we expect to incur with respect to performing (non-defaulted) loans, our obligation for ultimate losses that we expect to incur at any period end is not reflected in our financial statements, except to the extent that a premium deficiency exists. As discussed above in “—Radian Guaranty may fail to maintain its eligibility status with the GSEs,” we anticipate that the pandemic will result in a high volume of new defaults, both as a result of payment forbearance programs and otherwise, beginning in the second quarter of 2020. These anticipated new defaults are not currently reflected in our mortgage insurance loss reserves given that we generally are not permitted to establish reserves in anticipation of such defaults. As a result, our loss reserves are expected to increase significantly in the second quarter of 2020,

Glossary

and potentially in future quarters, as these new defaults are reported, which is expected to negatively impact our results of operations and financial condition.
The credit performance of our mortgage insurance portfolio is impacted by macroeconomic conditions and specific events that affect the ability of borrowers to pay their mortgages.
As a seller of mortgage credit protection, our results are subject to macroeconomic conditions and specific events that impact the housing finance and real estate markets, including events that impact mortgage originations and the credit performance of our mortgage insurance portfolio. Many of these conditions are beyond our control, including housing prices, unemployment levels, interest rate changes, the availability of credit and other factors that may be derived from national and regional economic conditions. The COVID-19 pandemic has significantly impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and resulted in material increases in unemployment levels. In general, a deterioration in economic conditions such as we are currently experiencing increases the likelihood that borrowers will be unable to satisfy their mortgage obligations. A deteriorating economy can adversely affect housing values, which in turn can influence the willingness of borrowers to continue to make mortgage payments despite having the financial resources to do so.
Mortgage defaults can occur due to a variety of specific events affecting borrowers, including death or illness, divorce or other family problems, unemployment, or other events. In addition, factors impacting regional economic conditions, acts of terrorism, war or other severe conflicts, event-specific economic depressions or other catastrophic events such as natural disasters and the COVID-19 pandemic could result in increased defaults due to the impact of such events on the ability of borrowers to satisfy their mortgage obligations and the value of affected homes. Further, as discussed above under “—Radian Guaranty may fail to maintain its eligibility status with the GSEs,” payment forbearance programs available as a result of COVID-19 are expected to result in an increase in new defaults. Due to these factors, among others, we expect the COVID-19 pandemic to have a negative impact on the credit performance of our mortgage insurance portfolio, including increases in defaults and losses, beginning in the second quarter of 2020 and in future periods. The pandemic’s effect on the number of new defaults and level of losses will depend, among other factors, on the pandemic’s scope, severity and length, its resulting impact on the economy including unemployment levels and housing prices, and the ability of government programs to provide economic and individual relief.
Unfavorable macroeconomic developments, including the current ongoing economic uncertainty related to the COVID-19 pandemic and the other factors cited above, are expected to have a material negative impact on our results of operations and could have a material negative impact on our financial condition.
Changes in the charters, business practices, or role of the GSEs in the U.S. housing market generally, could significantly impact our businesses.
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
The GSEs’ business practices may be impacted by their results of operations, by administrative policy decisions such as supporting the housing finance system during times of stress as is currently occurring as a result of the COVID-19 pandemic, as well as by legislative or regulatory changes, including the CARES Act. Since September 2008, the GSEs have been operating under the conservatorship of the FHFA. With respect to loans purchased by the GSEs, changes in the business practices of the GSEs, which can be implemented by the GSEs acting independently or through their conservator, the FHFA, could negatively impact our businesses and financial performance, including changes to:

•	eligibility requirements for a mortgage insurer to become and remain an approved eligible insurer for the GSEs;

•
underwriting standards on mortgages they purchase, including as a result of the FHFA’s more recent focus on reducing the GSEs’ risk profile with respect to loans with multiple higher risk characteristics;

•	policies or requirements that may result in a reduction in the number of mortgages they acquire;

•	the national conforming loan limit for mortgages they acquire;

Glossary

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
In addition, as discussed above under “—Radian Guaranty may fail to maintain its eligibility status with the GSEs,” the GSEs’ business practices have changed in response to the COVID-19 pandemic, with the primary objectives of supporting borrowers impacted by the pandemic and protecting the ongoing functioning of the housing finance system. For example, in response to the pandemic, the FHFA and the GSEs have suspended all foreclosures and evictions for at least 60 days; instituted mortgage forbearance for up to 12 months; temporarily streamlined the appraisal, employment verification, and loan closing processes to address frictions in the mortgage origination process created by social distancing and stay-at-home orders; agreed to purchase loans in forbearance subject to significantly increased loan level price adjustments; announced a four-month limit on servicer advance obligations for loans in forbearance; and provided that loans in COVID-19 forbearance will remain in MBS pools for at least the duration of the forbearance. The significant impact of the COVID-19 pandemic on housing markets and the housing finance system is wide-ranging and unprecedented in scope. As the situation continues to evolve, the actions or potential inactions of the FHFA and GSEs in response to COVID-19 are likely to continue to have significant impact on the overall functioning of the housing finance system. Because traditional mortgage insurance is an important component of this system and because our Real Estate businesses depend on the health of the housing finance system and housing markets in particular, these actions have impacted, and may continue to impact our business operations and performance.
The FHFA has called for the GSEs to transfer a meaningful portion of credit risk, known as a “credit risk transfer,” to the private sector. This mandate builds upon the goals set in each of the last four years for the GSEs to increase the role of private capital by experimenting with different forms of transactions and structures. We continue to participate in these credit risk transfer programs developed by the GSEs. Additional information about these programs may be found in “Item 1. Business—Regulation—Federal Regulation—Housing Finance Reform” and “Item 1. Business—Mortgage Insurance—Mortgage Insurance Business Overview—Mortgage Insurance Products—Other Mortgage Insurance Products—GSE Credit Risk Transfer” in our 2019 Form 10-K.
It is difficult to predict what other types of credit risk transfer transactions and structures may be used in the future. If any of the credit risk transfer transactions and structures were to displace primary loan level or standard levels of mortgage insurance, the amount of insurance we write may be reduced, which could negatively impact our franchise value, results of operations and financial condition. As a result, the impact of any credit risk transfer products and transactions or other structures implemented by the GSEs is uncertain and hard to predict. For example, in 2018 Freddie Mac and Fannie Mae announced the launch of pilot programs, IMAGIN and EPMI, respectively, as alternative ways for lenders to obtain credit enhancement and sell loans with LTVs greater than 80% to the GSEs. These investor-paid mortgage insurance programs, in which insurance is acquired directly by each GSE, have many of the same features as private mortgage insurance and represent an alternative to traditional private mortgage insurance products that are provided to individual lenders. Participants in IMAGIN and EPMI are not subject to compliance with the PMIERs which may create a competitive disadvantage for private mortgage insurers if these pilot programs are expanded. See “Item 1. Business—Regulation—Federal Regulation—Housing Finance Reform How the private mortgage insurance industry performs though the COVID-19 pandemic, including the resiliency of the industry’s capital position under the PMIERs, could impact the perception of the industry and traditional mortgage insurance execution as the predominant form of first-loss credit protection, which could influence future debates regarding alternative forms of mortgage insurance execution.
Since the FHFA was appointed as conservator of the GSEs, there has been a wide range of legislative proposals to reform the U.S. housing finance market, including proposals for GSE reform ranging from nearly complete privatization and elimination of the role of the GSEs to a system that combines a federal role with private capital. In September 2019, the U.S. Department of the Treasury and the U.S. Department of Housing and Urban Development (“HUD”) released the Treasury Plan and the HUD Plan to reform the housing finance market, and with respect to the Treasury Plan, to release the GSEs from conservatorship after certain conditions were met. Leadership at the FHFA and HUD have stated that they plan to use the Plans

Glossary

to guide the direction and activities of the GSEs and FHA. With the Plans serving as a roadmap, we expect HUD and FHFA will continue to take actions to shape the role of the FHA and GSEs in the housing finance market and to prepare the GSEs to exit conservatorship. In particular, the FHFA has stated a desire to reduce the GSEs’ exposure to loans with multiple higher risk characteristics in light of the fact that the GSEs currently maintain limited capital positions to support such risk. Following the onset of the COVID-19 pandemic, FHFA leadership has indicated that it remains committed to its path of recapitalizing the GSEs and releasing them from conservatorship. However, with the recent contraction of secondary market execution outside of government supported execution such as the GSEs and FHA and the FHFA’s commitment to continuing to support the housing financial system through the COVID-19 pandemic, the near-term priorities of the FHFA and GSEs remain uncertain and it is unclear if and to what extent the FHFA will continue to advance its reform objectives. As a result, it is difficult to predict when, whether or how the Treasury Plan and HUD Plan may be implemented and what impact actions taken in furtherance of these plans could have on our business, financial condition and results of operations. See “Item 1. Business—Regulation—Federal Regulation—Housing Finance Reform” in our 2019 Form 10-K.
The future structure of the residential housing finance system remains uncertain, including whether comprehensive housing reform legislation will be adopted and, if so, what form it may ultimately take. It is difficult to predict the impact of any changes on our business. See “Item 1. Business—Regulation—Federal Regulation—Housing Finance Reform” in our 2019 Form 10-K. Although we believe that traditional private mortgage insurance will continue to play an important role in any future housing finance structure, developments in the practices of the GSEs, including potentially new federal legislation that reduces the level of private mortgage insurance coverage used by the GSEs as credit enhancement, or even eliminates the requirement, may diminish the franchise value of our mortgage insurance business and materially and adversely affect our business prospects, results of operations and financial condition.
A decrease in the volume of mortgage originations could result in fewer opportunities for us to write new mortgage insurance business and conduct our Real Estate business.
The amount of new mortgage insurance business we write and real estate transactions we support depends, among other things, on a steady flow of low down payment mortgages that benefit from our mortgage insurance and the volume of real estate transactions that require our services. The volume of mortgage originations is impacted by a number of factors, including:

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

While we believe that the long-term housing market fundamentals and outlook remain positive, including low interest rates, demographics supporting growth in the population of first-time homebuyers and a relatively constrained supply of homes available for sale, we expect that the economic impact of the pandemic as well as public and private sector initiatives to reduce the transmission of COVID-19, such as the imposition of restrictions on business activities, will in the near term affect the number of new mortgages available for us to insure and real estate transactions available for our services, including as real estate markets confront challenges in the mortgage origination and home sale process created by social distancing and stay-at-home orders.
If the overall volume of new mortgage originations declines, we could experience a reduced opportunity to write new insurance business and conduct our real estate services and likely will be subject to increased competition, which could negatively affect our business prospects, results of operations and financial condition.

Glossary

If the estimates we use in establishing loss reserves are incorrect, we may be required to take unexpected charges to income, which could adversely affect our results of operations.
We establish loss reserves in our mortgage insurance business to provide for the estimated cost of future claims on defaulted loans. Setting our loss reserves requires significant judgment by management with respect to the likelihood, magnitude and timing of each potential loss, including an estimate of the impact of our Loss Mitigation Activities with respect to defaulted loans. The models, assumptions and estimates we use to establish loss reserves may not prove to be accurate, especially in the event of an extended economic downturn or a period of extreme market volatility and uncertainty such as we are currently experiencing due to the COVID-19 pandemic. Because of this, claims paid may be substantially different than our loss reserves and these reserves may be insufficient to satisfy the full amount of claims that we ultimately have to pay. Changes to our estimates could adversely impact our results of operations and financial condition.
As discussed above in “—Radian Guaranty may fail to maintain its eligibility status with the GSEs,” we anticipate that the pandemic will result in a high volume of new defaults, both as a result of payment forbearance programs and otherwise, beginning in the second quarter of 2020. These anticipated new defaults are not currently reflected in our mortgage insurance loss reserves given that we generally are not permitted to establish reserves in anticipation of such defaults. As a result, our loss reserves are expected to increase significantly in the second quarter of 2020, and potentially in future quarters, as these new defaults are reported, which is expected to negatively impact our results of operations and financial condition.
In response to the pandemic, numerous federal and state governmental and regulatory agencies have instituted borrower relief programs, including payment and foreclosure forbearance, with the objective of supporting borrowers through the economic turmoil resulting from the pandemic and allowing borrowers to remain in their homes. In addition to the mortgage payment forbearance relief discussed above in “—Radian Guaranty may fail to maintain its eligibility status with the GSEs,” the CARES Act also institutes a 60-day foreclosure moratorium on GSE loans. As a result of COVID-19-related relief programs, we anticipate that defaults related to the pandemic, if not cured, could remain in our default loan inventory for a protracted period of time, resulting in a higher likelihood of claim for loans in default for an extended period of time and higher levels of Claim Severity for those loans that ultimately result in a claim.
A portion of the defaulted loans in our portfolio originated in the years prior to and including 2008 have been in default for an extended period of time. While these loans are generally assigned a higher loss reserve based on our belief that they are more likely to result in a claim, we also assume, based on historical trends, that a significant portion of these loans will cure or otherwise not result in a claim. Given the significant period of time that these loans have been in default, it is possible that the ultimate cure rate for these defaulted loans will be less than our current estimates of Cures for this inventory of defaults, due to the negative impacts of the COVID-19 pandemic or otherwise.
If our loss reserve estimates are inadequate, we may be required to increase our reserves, which could have a material adverse effect on our results of operations and financial condition
The current financial strength ratings assigned to our mortgage insurance subsidiaries could weaken our competitive position and potential downgrades by rating agencies to these ratings and the ratings assigned to Radian Group could adversely affect the Company.
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
We believe that financial strength ratings remain a significant consideration for participants seeking to secure credit enhancement in the non-GSE mortgage market, which includes most non-qualified mortgage loans. While this market has

Glossary

remained limited since the financial crisis and has further contracted as a result of COVID-19, we view this market as an area of potential long-term future growth, which could be further accelerated by changes to the QM rule currently under consideration by the CFPB, and our ability to successfully participate in this market could depend on our ability to secure higher ratings for our mortgage insurance subsidiaries. In addition, if legislative or regulatory changes were to alter the current state of the housing finance industry such that the GSEs no longer operate in their current capacity, we may be forced to compete in a new marketplace in which financial strength ratings may play a greater role.
The rating agencies continually review the financial strength ratings assigned to Radian Group and its mortgage insurance subsidiaries, and the ratings are subject to change. The COVID-19 pandemic and its impact on our financial results and condition, could cause one or more of the rating agencies to downgrade the ratings assigned to Radian Group and its mortgage insurance subsidiaries. Based on its March 26, 2020 update, S&P’s outlook for the financial strength ratings assigned to our mortgage insurance subsidiaries and Radian Group senior debt have been changed to negative. Downgrades to the ratings of our mortgage insurance subsidiaries and Radian Group could adversely affect our cost of funds, liquidity, access to capital markets and competitive position. If we are unable to compete effectively in the current or any future markets as a result of the financial strength ratings assigned to our mortgage insurance subsidiaries, the franchise value and future prospects for our mortgage insurance business could be negatively affected.
Our success depends, in part, on our ability to manage risks in our investment portfolio.
Our investment portfolio is an important source of revenue and is our primary source of claims paying resources. Although our investment portfolio consists mostly of highly-rated fixed income investments, our investment strategy is affected by general economic conditions, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and credit spreads and, consequently, the value of our fixed income securities, and as such, we may not achieve our investment objectives. As a result of the disruption in the financial markets due to the COVID-19 pandemic and its impact on economic conditions, the markets for credit and interest-rate-sensitive securities have been adversely affected and have experienced a lack of liquidity and our investment portfolio has become volatile. In addition, as of March 31, 2020, the aggregate value of our fixed income securities has decreased, which has increased the risk of loss if we need to sell investments prior to maturity. In addition, the risk of impairments of our investments has increased and LIBOR and U.S. Treasury yields have declined. If the disruption and volatility in the financial markets continues or worsens as a result of the COVID-19 pandemic or otherwise, it could have a material adverse effect on our liquidity, financial condition and results of operations.
Interest rates and investment yields on our investments continue to be low compared to historical averages, which has reduced the investment income we generate. For the significant portion of our investment portfolio held by our insurance subsidiaries, to receive favorable treatment under insurance regulatory requirements and full capital credit under the PMIERs, we generally are limited to investing in investment grade fixed income investments that are unlikely to increase our investment yields. Because we depend on our investments as a source of revenue, a prolonged period of lower than expected investment yields would have an adverse impact on our revenues and could potentially adversely affect our results of operations. Further, future updates to the Model Act or PMIERs could restrict our investment choices, which could negatively impact our investment strategy.
In addition, we structure our investment portfolio to satisfy our expected liabilities, including claim payments in our mortgage insurance business. If we underestimate our liabilities or improperly structure our investments to meet these liabilities, as a result of COVID-19 or otherwise, we could have unexpected losses resulting from the forced liquidation of investments before their maturity, which could adversely affect our results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuance of Unregistered Securities
During the three months ended March 31, 2020, no equity securities of Radian Group were sold that were not registered under the Securities Act.

Glossary

Issuer Purchases of Equity Securities
The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended March 31, 2020.

Issuer Purchases of Equity Securities
($ in thousands, except per-share amounts)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
Share repurchase programs
1/1/2020 to 1/31/2020	381,331	$24.54	381,331	$415,648
2/1/2020 to 2/29/2020	3,447,008	23.38	3,440,305	335,278
3/1/2020 to 3/31/2020	7,225,326	18.92	7,214,612	198,860
Total	11,053,665		11,036,248

______________________

(1)	Includes 17,417 shares tendered by employees as payment of taxes withheld on the vesting of certain restricted stock awards granted under the Company’s equity compensation plans.

(2)
On August 14, 2019, Radian Group’s board of directors approved a share repurchase program that authorizes the Company to spend up to $200 million to repurchase Radian Group common stock. On February 13, 2020, Radian Group’s board of directors authorized a $275 million increase in this program, bringing the total authorization to repurchase shares up to $475 million, excluding commissions. Pursuant to this authorization, during the three months ended March 31, 2020, the Company purchased 11,036,248 shares at an average price of $20.51 per share, including commissions. This share repurchase program expires on August 31, 2021. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase programs.

Item 5. Other Information.
On May 6, 2020, an amendment to Radian Group’s $267.5 million unsecured revolving credit facility was entered into by Radian Group, each of the lenders from time to time party thereto, Royal Bank of Canada as Administrative Agent and LC Issuer, and the other agents and arrangers party thereto, which extended the maturity date of the credit facility to January 18, 2022. The amendment also modified the definition of “Eurocurrency Base Rate” to provide mechanics for determining LIBOR replacement rates.
The description of the amendment to the credit agreement herein is qualified in its entirety by reference to the full text of the amendment, which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
Item 6. Exhibits

Exhibit No.	Exhibit Name

+*10.1	Amended and Restated Radian Group Inc. Voluntary Deferred Compensation Plan for Directors

*31	Rule 13a - 14(a) Certifications

**32	Section 1350 Certifications

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)
______________________

*	Filed herewith.

**	Furnished herewith.

+	Management contract, compensatory plan or arrangement.

Glossary

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date:	May 6, 2020	/s/ J. FRANKLIN HALL
J. Franklin Hall
Senior Executive Vice President, Chief Financial Officer

/s/ ROBERT J. QUIGLEY
Robert J. Quigley
Senior Vice President, Controller