Form 10-Q
period 2020-06-30
RADIAN GROUP INC
filed 2020-08-10
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 191,553,680 shares of common stock, $0.001 par value per share, outstanding on August 6, 2020.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list defines various abbreviations and acronyms used throughout this report, including the Condensed Consolidated Financial Statements, the Notes to Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Term	Definition
2014 Master Policy	Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which became effective October 1, 2014
2016 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in the first quarter of 2016 and subsequently amended in the fourth quarter of 2017
2018 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in October 2017 to cede a portion of Single Premium NIW beginning January 1, 2018
2020 Master Policy	Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which became effective March 1, 2020
2020 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in January 2020 to cede a portion of Single Premium NIW beginning January 1, 2020
ABS	Asset-backed securities
All Other	Radian’s non-reportable operating segments and other business activities, including income (losses) from assets held by our holding company, related general corporate operating expenses not attributable or allocated to our reportable segments and, for all periods through the first quarter of 2020 prior to its sale, income and expenses related to Clayton
ASU	Accounting Standards Update, issued by the FASB to communicate changes to GAAP
Available Assets	As defined in the PMIERs, assets primarily including the liquid assets of a mortgage insurer, and reduced by premiums received but not yet earned
CARES Act	Coronavirus Aid, Relief, and Economic Security Act signed into law on March 27, 2020
CFPB	Consumer Financial Protection Bureau
Claim Curtailment	Our legal right, under certain conditions, to reduce the amount of a claim, including due to servicer negligence
Claim Denial	Our legal right, under certain conditions, to deny a claim
Claim Severity	The total claim amount paid divided by the original coverage amount
Clayton	Clayton Services LLC, an indirect subsidiary of Radian Group, which was sold on January 21, 2020
CMBS	Commercial mortgage-backed securities
COVID-19	The novel coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
COVID-19 Amendment	Temporary amendment to the PMIERs effective June 30, 2020, primarily to recognize the COVID-19 pandemic as a nationwide “FEMA Declared Major Disaster” and to set forth guidelines on the application of the Disaster Related Capital Charge to COVID-19 Defaulted Loans
COVID-19 Crisis Period	Time period extending from March 1, 2020 to January 1, 2021
COVID-19 Defaulted Loans	All non-performing loans that either: (i) have an Initial Missed Payment occurring during the COVID-19 Crisis Period or (ii) are subject to a forbearance plan granted in response to a financial hardship related to COVID-19 (which is assumed under the COVID-19 Amendment to be the case for any loan that has an Initial Missed Payment occurring during the COVID-19 Crisis Period and is subject to a forbearance plan), the terms of which are materially consistent with the terms of forbearance plans offered by the GSEs
Cures	Loans that were in default as of the beginning of a period and are no longer in default because payments were received such that the loan is no longer 60 or more days past due
Default to Claim Rate	The percentage of defaulted loans that are assumed to result in a claim

Term	Definition
Disaster Related Capital Charge	Under the PMIERs, multiplier of 0.30 applied to the required asset amount factor for each non-performing loan: (i) backed by a property located in a FEMA Designated Area and (ii) either subject to a certain forbearance plan or with an initial default date occurring within a certain timeframe
Discrete Item(s)	For tax calculation purposes, certain items that are required to be accounted for in the provision for income taxes as they occur and are not considered components of the estimated annualized effective tax rate for purposes of reporting interim results. Generally, these are items that are: (i) clearly defined (such as changes in tax rate or tax law); (ii) infrequent or unusual in nature; or (iii) gains or losses that are not components of continuing operating income, such as income from discontinued operations or losses reflected as components of other comprehensive income. These items impact the difference between the statutory rate and Radian’s effective tax rate.
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended
Eagle Re 2018-1	Eagle Re 2018-1 Ltd., an unaffiliated special purpose reinsurer (a VIE) domiciled in Bermuda
Eagle Re 2019-1	Eagle Re 2019-1 Ltd., an unaffiliated special purpose reinsurer (a VIE) domiciled in Bermuda
Eagle Re 2020-1	Eagle Re 2020-1 Ltd., an unaffiliated special purpose reinsurer (a VIE) domiciled in Bermuda
Eagle Re Issuer(s)	Eagle Re 2018-1, Eagle Re 2019-1 and/or Eagle Re 2020-1
ECF	Enterprise Regulatory Capital Framework proposed by the FHFA on June 30, 2020
Excess-of-Loss Program	The credit risk protection obtained by Radian Guaranty in the form of excess-of-loss reinsurance, which indemnifies the ceding company against loss in excess of a specific agreed limit, up to a specified sum. The program includes reinsurance agreements with Eagle Re 2018-1, Eagle Re 2019-1 and Eagle Re 2020-1 in connection with the issuance by the Eagle Re Issuers of mortgage insurance-linked notes in November 2018, April 2019 and February 2020, respectively. The program also includes a separate agreement with a third-party reinsurer, representing a pro rata share of the credit risk alongside the risk assumed by Eagle Re 2018-1.
Exchange Act	Securities Exchange Act of 1934, as amended
Extraordinary Distribution	A dividend or distribution of capital that is required to be approved by an insurance company’s primary regulator that is greater than would be permitted as an ordinary distribution (which does not require regulatory approval)
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FEMA	Federal Emergency Management Agency, an agency of the U.S. Department of Homeland Security
FEMA Designated Area	Generally, an area that has been subject to a disaster, designated by FEMA as an individual assistance disaster area for the purpose of determining eligibility for various forms of federal assistance
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
FICO	Fair Isaac Corporation (“FICO”) credit scores, for Radian’s portfolio statistics, represent the borrower’s credit score at origination and, in circumstances where there are multiple borrowers, the lowest of the borrowers’ FICO scores is utilized
Fitch	Fitch Ratings, Inc.
Flow Basis	With respect to mortgage insurance, includes mortgage insurance policies that are written on an individual loan basis as each loan is originated or on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically shortly after the loans have been originated). Among other items, Flow Basis business excludes Pool Insurance, which we originated prior to 2009.
Foreclosure Stage Default	The stage of default of a loan in which a foreclosure sale has been scheduled or held
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	Generally accepted accounting principles in the U.S., as amended from time to time

Term	Definition
GSE(s)	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
HARP	Home Affordable Refinance Program
IBNR	Losses incurred but not reported
IIF	Insurance in force, equal to the aggregate unpaid principal balances of the underlying loans
Initial Missed Payment
The first missed monthly payment, which would be reported to us as delinquent as of the last day of the month for which it was due. (For example, for a loan first reported to us in June 2020 as having missed its payments due on April 1 and May 1, the Initial Missed Payment would be April 30 and the multiplier would be applied for May, June, and July or, if the loan was subject to forbearance, for as long as the loan remains subject to a forbearance plan, repayment plan or loan modification trial period.)

IRS	Internal Revenue Service
LAE	Loss adjustment expenses, which include the cost of investigating and adjusting losses and paying claims
LIBOR	London Inter-bank Offered Rate
Loss Mitigation Activity/Activities	Activities such as Rescissions, Claim Denials, Claim Curtailments and cancellations
LTV	Loan-to-value ratio, calculated as the percentage of the original loan amount to the original value of the property
Master Policies	The Prior Master Policy, the 2014 Master Policy, and the 2020 Master Policy, together
Minimum Required Asset(s)	A risk-based minimum required asset amount, as defined in the PMIERs, calculated based on net RIF (RIF, net of credits permitted for reinsurance) and a variety of measures related to expected credit performance and other factors, including the impact of the Disaster Related Capital Charge
Model Act	Mortgage Guaranty Insurance Model Act, as issued by the NAIC to establish minimum capital and surplus requirements for mortgage insurers
Monthly and Other Recurring Premiums (or Recurring Premium Policies)	Insurance premiums or policies, respectively, where premiums are paid on a monthly or other installment basis, in contrast to Single Premium Policies
Moody’s	Moody’s Investors Service
Mortgage	Radian’s mortgage insurance and risk services business segment, which provides credit-related insurance coverage, principally through private mortgage insurance on residential first-lien mortgage loans, as well as other credit risk management solutions to mortgage lending institutions and mortgage credit investors
MPP Requirement	Certain states’ statutory or regulatory risk-based capital requirement that the mortgage insurer must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels
NAIC	National Association of Insurance Commissioners
NIW	New insurance written
NOL	Net operating loss; for tax purposes, accumulated during years a company reported more tax deductions than taxable income. NOLs may be carried back or carried forward a certain number of years, depending on various factors which can reduce a company’s tax liability.
Persistency Rate	The percentage of IIF that remains in force over a period of time
PMIERs	Private Mortgage Insurer Eligibility Requirements issued by the GSEs under oversight of the FHFA to set forth requirements an approved insurer must meet and maintain to provide mortgage guaranty insurance on loans acquired by the GSEs. The current PMIERs requirements, sometimes referred to as PMIERs 2.0, incorporate the most recent revisions to the PMIERs that became effective on March 31, 2019.
Pool Insurance	Pool Insurance differs from primary insurance in that our maximum liability is not limited to a specific coverage percentage on an individual mortgage loan. Instead, an aggregate exposure limit, or “stop loss,” and/or deductible is applied to the initial aggregate loan balance on a group or “pool” of mortgages.

Term	Definition
Prior Master Policy	Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which was in effect prior to the effective date of the 2014 Master Policy
QM	Qualified mortgage; a mortgage that possesses certain low-risk characteristics that enable it to qualify for lender protection under the ability to repay rule instituted by the Dodd-Frank Act
QSR Program	The quota share reinsurance agreements entered into with a third-party reinsurance provider in the second and fourth quarters of 2012, collectively
Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Group	Radian Group Inc.
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group
Radian Reinsurance	Radian Reinsurance Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group
Radian Title Insurance	Radian Title Insurance Inc., formerly known as EnTitle Insurance Company, an Ohio domiciled insurance company and an indirect subsidiary of Radian Group
RBC States	Risk-based capital states, which are those states that currently impose a statutory or regulatory risk-based capital requirement
Real Estate	Radian’s business segment that is primarily a fee-for-service business that offers a broad array of title, valuation, asset management and other real estate services to market participants across the real estate value chain
Reinstatements	Reversals of previous Rescissions, Claim Denials and Claim Curtailments
Rescission	Our legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies if we determine that a loan did not qualify for insurance
RIF	Risk in force; for primary insurance, RIF is equal to the underlying loan unpaid principal balance multiplied by the insurance coverage percentage, whereas for Pool Insurance, it represents the remaining exposure under the agreements
Risk-to-capital	Under certain state regulations, a maximum ratio of net RIF calculated relative to the level of statutory capital
RMBS	Residential mortgage-backed securities
S&P	Standard & Poor’s Financial Services LLC
SAP	Statutory accounting principles and practices, including those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes due 2024	Our 4.500% unsecured senior notes due October 2024 ($450 million original principal amount)
Senior Notes due 2025	Our 6.625% unsecured senior notes due March 2025 ($525 million original principal amount)
Senior Notes due 2027	Our 4.875% unsecured senior notes due March 2027 ($450 million original principal amount)
Single Premium NIW / IIF	NIW or IIF, respectively, on Single Premium Policies
Single Premium Policy / Policies	Insurance policies where premiums are paid in a single payment, which includes policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically shortly after the loans have been originated)
Single Premium QSR Program	The 2016 Single Premium QSR Agreement, the 2018 Single Premium QSR Agreement and the 2020 Single Premium QSR Agreement, together
Stage of Default	The stage a loan is in relative to the foreclosure process, based on whether a foreclosure sale has been scheduled or held
Statutory RBC Requirement	Risk-based capital requirement imposed by the RBC States, requiring a minimum surplus level and, in certain states, a minimum ratio of statutory capital relative to the level of risk

Term	Definition
Surplus Notes	Collectively: (i) a $100 million 0.0% intercompany surplus note issued by Radian Guaranty to Radian Group, due December 31, 2027 and (ii) a $200 million 3.0% intercompany surplus note issued by Radian Guaranty to Radian Group, due January 31, 2030
VIE	Variable interest entity

Glossary
Cautionary Note Regarding Forward-Looking Statements—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events, including management’s current views regarding the likely impacts of the COVID-19 pandemic. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us, particularly those associated with the COVID-19 pandemic, which has had wide-ranging and continually evolving effects. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:
•the COVID-19 pandemic, which has significantly impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, disrupted the housing finance system and real estate markets and increased unemployment levels. In addition, the pandemic has resulted in travel restrictions, stay-at-home, quarantine and similar orders, which have resulted in the closures of many businesses and, for those permitted to open, numerous operating limitations such as social distancing and other extensive health and safety measures. As a result, the demand for certain of our products and services has been impacted, and this impact may continue for an unknown period and could expand in scope. We expect that the COVID-19 pandemic and measures taken to reduce its spread will pervasively impact our business and subject us to certain risks, including those discussed in “Item 1A. Risk Factors—The COVID-19 pandemic has adversely impacted our business, and its ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic” and the other risk factors in this report;
•further changes in economic and political conditions, including those resulting from COVID-19, that impact the size of the insurable market, the credit performance of our insured portfolio, and our business prospects;
•changes in the way customers, investors, ratings agencies, regulators or legislators perceive our performance, financial strength and future prospects;
•Radian Guaranty’s ability to remain eligible under the PMIERs, including potential future changes to the PMIERs, and other applicable requirements imposed by the FHFA and by the GSEs to insure loans purchased by the GSEs;
•the proposed ECF that would, among other items, establish significant capital requirements for the GSEs once finalized, which could impact the GSEs’ operations and the size of the insurable mortgage insurance market, and which may form the basis for future versions of the PMIERs;
•our ability to successfully execute and implement our capital plans, including our risk distribution strategy through the capital markets and reinsurance markets, and to maintain sufficient holding company liquidity to meet our liquidity needs;
•our ability to successfully execute and implement our business plans and strategies, including plans and strategies that require GSE and/or regulatory approvals and various licenses and complex compliance requirements;
•our ability to maintain an adequate level of capital in our insurance subsidiaries to satisfy existing and future regulatory requirements, including the PMIERs and any changes thereto, as discussed above, and potential changes to the Model Act currently under consideration;
•changes in the charters or business practices of, or rules or regulations imposed by or applicable to, the GSEs, which may include changes in the requirements to remain an approved insurer to the GSEs, the GSEs’ interpretation and application of the PMIERs, as well as changes impacting loans purchased by the GSEs, including changes to the GSEs’ business practices in response to the COVID-19 pandemic;
•changes in the current housing finance system in the United States, including the role of the FHA, the GSEs and private mortgage insurers in this system;

Glossary
•uncertainty from the expected discontinuance of LIBOR and transition to one or more alternative benchmarks that could cause interest rate volatility and, among other things, impact our investment portfolio, cost of debt and cost of reinsurance through mortgage insurance-linked notes transactions;
•any disruption in the servicing of mortgages covered by our insurance policies, as well as poor servicer performance, which could result from the significant financial and operational challenges many servicers are facing due to the impact of the COVID-19 pandemic;
•a decrease in the Persistency Rates of our mortgage insurance on monthly premium products;
•competition in our mortgage insurance business, including price competition and competition from the FHA and U.S. Department of Veterans Affairs as well as from other forms of credit enhancement, including GSE-sponsored alternatives to traditional mortgage insurance;
•the effect of the Dodd-Frank Act on the financial services industry in general, and on our businesses in particular, including the proposed changes to the QM loan requirements which currently are being considered by the CFPB;
•legislative and regulatory activity (or inactivity), including the adoption of (or failure to adopt) new laws and regulations, or changes in existing laws and regulations, or the way they are interpreted or applied, including the enactment of the CARES Act and the adoption, interpretation or application of laws and regulations in response to COVID-19;
•legal and regulatory claims, assertions, actions, reviews, audits, inquiries and investigations that could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures, new or increased reserves or have other effects on our business;
•the amount and timing of potential settlements, payments or adjustments associated with federal or other tax examinations;
•the possibility that we may fail to estimate accurately, especially in the event of an extended economic downturn or a period of extreme market volatility and uncertainty such as we are currently experiencing due to the COVID-19 pandemic, the likelihood, magnitude and timing of losses in establishing loss reserves for our mortgage insurance business or to accurately calculate and/or project our Available Assets and Minimum Required Assets under the PMIERs, which will be impacted by, among other things, the size and mix of our IIF, the level of defaults in our portfolio, the reported status of defaults in our portfolio, including whether they are subject to forbearance, a repayment plan or a loan modification trial period under a loan modification in response to COVID-19, the level of cash flow generated by our insurance operations and our risk distribution strategies;
•volatility in our financial results caused by changes in the fair value of our assets and liabilities, including our investment portfolio;
•changes in GAAP or SAP rules and guidance, or their interpretation;
•our ability to attract and retain key employees; and
•legal and other limitations on amounts we may receive from our subsidiaries, including dividends or ordinary course distributions under our internal tax- and expense-sharing arrangements.
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

Glossary
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in thousands, except per-share amounts)	June 30, 2020	December 31, 2019

Assets
Investments (Notes 4 and 5)
Fixed-maturities available for sale—at fair value, net of allowance for credit losses of $2,476 as of June 30, 2020 (amortized cost of $4,804,453 and $4,549,534)	$5,070,091	$4,688,911
Trading securities—at fair value (amortized cost of $266,940 and $297,505)	297,609	317,150
Equity securities—at fair value (cost of $110,719 and $125,311)	104,513	130,221
Short-term investments—at fair value (includes $8,727 and $25,561 of reinvested cash collateral held under securities lending agreements)	955,090	518,393
Other invested assets—at fair value	4,047	4,072
Total investments	6,431,350	5,658,747
Cash	68,387	92,729
Restricted cash	16,279	3,545
Accounts and notes receivable	110,722	93,630
Goodwill and other acquired intangible assets, net (Note 6)	26,229	28,187
Prepaid reinsurance premium	330,476	363,856
Other assets (Note 8)	585,866	567,619
Total assets	$7,569,309	$6,808,313

Liabilities and Stockholders’ Equity
Unearned premiums	$561,280	$626,822
Reserve for losses and loss adjustment expense (Note 10)	738,885	404,765
Senior notes (Note 11)	1,403,857	887,110
FHLB advances (Note 11)	175,122	134,875
Reinsurance funds withheld	312,350	291,829
Other liabilities	391,810	414,189
Total liabilities	3,583,304	2,759,590
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock: par value $0.001 per share; 485,000 shares authorized at June 30, 2020 and December 31, 2019; 209,997 and 219,123 shares issued at June 30, 2020 and December 31, 2019, respectively; 191,492 and 201,164 shares outstanding at June 30, 2020 and December 31, 2019, respectively	210	219
Treasury stock, at cost: 18,505 and 17,959 shares at June 30, 2020 and December 31, 2019, respectively	(909,738)	(901,657)
Additional paid-in capital	2,232,949	2,449,884
Retained earnings	2,450,423	2,389,789
Accumulated other comprehensive income (loss) (Note 14)	212,161	110,488
Total stockholders’ equity	3,986,005	4,048,723
Total liabilities and stockholders’ equity	$7,569,309	$6,808,313
See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary
Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2020	2019	2020	2019
Revenues:
Net premiums earned (Note 7)	$249,295	$299,166	$526,710	$562,678
Services revenue (Note 3)	28,075	39,303	60,002	72,056
Net investment income	38,723	43,761	79,667	87,608
Net gains (losses) on investments and other financial instruments	47,276	12,540	25,249	34,453
Other income	1,072	194	1,894	1,798
Total revenues	364,441	394,964	693,522	758,593
Expenses:
Provision for losses	304,418	47,427	340,369	68,181
Policy acquisition costs	6,015	6,203	13,428	12,096
Cost of services	17,972	27,845	40,113	52,002
Other operating expenses	60,582	70,046	129,692	148,851
Interest expense	16,699	14,961	28,893	30,658
Loss on extinguishment of debt	—	16,798	—	16,798
Amortization and impairment of other acquired intangible assets	979	2,139	1,958	4,326
Total expenses	406,665	185,419	554,453	332,912
Pretax income (loss)	(42,224)	209,545	139,069	425,681
Income tax provision (benefit)	(12,273)	42,815	28,559	87,994
Net income (loss)	$(29,951)	$166,730	$110,510	$337,687

Net Income (Loss) Per Share:
Basic	$(0.15)	$0.80	$0.56	$1.60
Diluted	$(0.15)	$0.78	$0.56	$1.56

Weighted-average number of common shares outstanding—basic	193,299	208,097	197,545	211,264
Weighted-average number of common and common equivalent shares outstanding—diluted	193,299	213,603	198,746	216,500

See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary
Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019

Net income (loss)	$(29,951)	$166,730	$110,510	$337,687
Other comprehensive income (loss), net of tax (Note 14):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period for which an allowance for expected losses has not been recognized	185,056	72,000	112,763	150,023
Less: Reclassification adjustment for net gains (losses) included in net income (loss):
Net realized gains (losses) on disposals and non-credit related impairment losses	4,894	1,029	13,288	638
Net decrease (increase) in expected credit losses	(2,198)	—	(2,198)	—
Net unrealized gains (losses) on investments	182,360	70,971	101,673	149,385
Net foreign currency translation adjustments	—	(3)	—	(3)
Other comprehensive income (loss), net of tax	182,360	70,968	101,673	149,382
Comprehensive income (loss)	$152,409	$237,698	$212,183	$487,069
See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary
Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Common Stock
Balance, beginning of period	$208	$230	$219	$231
Issuance of common stock under incentive and benefit plans	2	1	2	1
Shares repurchased under share repurchase program (Note 13)	—	(8)	(11)	(9)
Balance, end of period	210	223	210	223

Treasury Stock
Balance, beginning of period	(902,024)	(895,321)	(901,657)	(894,870)
Repurchases of common stock under incentive plans	(7,714)	(6,098)	(8,081)	(6,549)
Balance, end of period	(909,738)	(901,419)	(909,738)	(901,419)

Additional Paid-in Capital
Balance, beginning of period	2,231,670	2,697,724	2,449,884	2,724,733
Issuance of common stock under incentive and benefit plans	36	1,689	2,271	2,758
Share-based compensation	1,243	6,255	7,088	9,950
Shares repurchased under share repurchase program (Note 13)	—	(165,865)	(226,294)	(197,638)
Balance, end of period	2,232,949	2,539,803	2,232,949	2,539,803

Retained Earnings
Balance, beginning of period	2,504,853	1,889,964	2,389,789	1,719,541
Net income (loss)	(29,951)	166,730	110,510	337,687
Dividends and dividend equivalents declared	(24,479)	(519)	(49,876)	(1,053)
Balance, end of period	2,450,423	2,056,175	2,450,423	2,056,175

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	29,801	17,494	110,488	(60,920)
Net unrealized gains (losses) on investments, net of tax	182,360	70,971	101,673	149,385
Net foreign currency translation adjustment, net of tax	—	(3)	—	(3)
Balance, end of period	212,161	88,462	212,161	88,462

Total Stockholders’ Equity	$3,986,005	$3,783,244	$3,986,005	$3,783,244
See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$305,291	$338,129
Cash Flows from Investing Activities:
Proceeds from sales of:
Fixed-maturities available for sale	735,154	568,351
Trading securities	11,602	111,713
Equity securities	75,793	39,818
Proceeds from redemptions of:
Fixed-maturities available for sale	271,477	184,464
Trading securities	17,810	35,852
Purchases of:
Fixed-maturities available for sale	(1,216,333)	(665,882)
Equity securities	(65,427)	(31,853)
Sales, redemptions and (purchases) of:
Short-term investments, net	(418,744)	(372,540)
Other assets and other invested assets, net	2,346	490
Proceeds from sale of a subsidiary, net of cash sold	16,481	—
Purchases of property and equipment, net	(10,594)	(15,207)
Net cash provided by (used in) investing activities	(580,435)	(144,794)
Cash Flows from Financing Activities:
Dividends and dividend equivalents paid	(49,301)	(1,053)
Issuance of senior notes, net	516,083	442,937
Repayments and repurchases of senior notes	—	(508,017)
Issuance of common stock	1,480	1,268
Repurchases of common shares	(226,305)	(188,817)
Credit facility commitment fees paid	(1,754)	(471)
Change in secured borrowings, net (with terms three months or less)	(17,535)	11,563
Proceeds from secured borrowings (with terms greater than three months)	106,960	36,000
Repayments of secured borrowings (with terms greater than three months)	(66,013)	(14,550)
Repayments of other borrowings	(79)	(75)
Net cash provided by (used in) financing activities	263,536	(221,215)
Effect of exchange rate changes on cash and restricted cash	—	(4)
Increase (decrease) in cash and restricted cash	(11,608)	(27,884)
Cash and restricted cash, beginning of period	96,274	107,002
Cash and restricted cash, end of period	$84,666	$79,118
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
Mortgage
Our Mortgage segment provides credit-related insurance coverage, principally through private mortgage insurance on residential first-lien mortgage loans, as well as other credit risk management and contract underwriting solutions, to mortgage lending institutions and mortgage credit investors. We provide our mortgage insurance products and services mainly through our wholly-owned subsidiary, Radian Guaranty. Private mortgage insurance plays an important role in the U.S. housing finance system because it promotes affordable home ownership and helps protect mortgage lenders, investors and other beneficiaries by mitigating default-related losses on residential mortgage loans. Generally, these loans are made to homebuyers who make down payments of less than 20% of the purchase price for their home or, in the case of refinancings, have less than 20% equity in their home. Private mortgage insurance also facilitates the sale of these low down payment loans in the secondary mortgage market, most of which are currently sold to the GSEs. Our total direct primary mortgage IIF and RIF were $241.3 billion and $60.3 billion, respectively, as of June 30, 2020. In addition to providing private mortgage insurance, we participate in credit risk transfer programs developed by the GSEs as part of their initiative to distribute mortgage credit risk and increase the role of private capital in the mortgage market. Our additional RIF under credit risk transfer transactions, resulting from our participation in these programs with the GSEs, totaled $325.1 million as of June 30, 2020 compared to $275.2 million as of December 31, 2019.
The GSEs and state insurance regulators impose various capital and financial requirements on our insurance subsidiaries. These include Risk-to-capital, other risk-based capital measures and surplus requirements, as well as the PMIERs financial requirements. Failure to comply with these capital and financial requirements may limit the amount of insurance that our mortgage insurance subsidiaries write or may prohibit them from writing insurance altogether. The GSEs and state insurance regulators possess significant discretion with respect to our mortgage insurance subsidiaries and all aspects of their business. See Note 15 for additional information on PMIERs and other regulatory information, and “—Recent Developments” below for a discussion of the elevated risks posed by the COVID-19 pandemic, which has led to an increase in mortgage defaults in our insured portfolio and a resulting increase in our Minimum Required Assets.
Real Estate
Our Real Estate segment is primarily a fee-for-service business that offers a broad array of services to market participants across the real estate value chain. Our real estate services include title, valuation, asset management and other real estate services offered primarily to financial institutions, investors, GSEs, real estate brokers and agents. Our real estate services help lenders, investors, consumers and real estate agents evaluate, manage, monitor, acquire and sell properties. These services include software as a service solutions and platforms, as well as managed services, such as real estate owned asset management, single family rental services, real estate valuation services and real estate brokerage services. In addition, we provide title insurance and non-insurance title, closing and settlement services to mortgage lenders as well as directly to consumers for residential mortgage loans.
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
Beginning in March 2020, the unprecedented and continually evolving social and economic impacts associated with the COVID-19 pandemic on the U.S. and global economies generally, and in particular on the U.S. housing, real estate and housing finance markets, have negatively affected our business and our financial results in the second quarter of 2020 and are expected to adversely impact our business and results of operations in future periods. Specifically, and primarily as a result of an increase in the number of new defaults for the three months ended June 30, 2020, our financial results include: (i) a net loss of $30.0 million, due primarily to provision for losses of $304.4 million and (ii) an increase in our Minimum Required Assets required under the PMIERs. See Note 10 for additional information on our reserve for losses. In response to the uncertainties associated with COVID-19, during the second quarter of 2020 we strengthened our capital and liquidity positions by extending our existing credit facility and issuing $525 million aggregate principal amount of Senior Notes due 2025. See Note 11 for additional information on our borrowings and financing activities. The ultimate significance of COVID-19 on our businesses will depend on, among other things: the extent and duration of the pandemic, the severity of and number of people infected with the virus and whether an effective anti-viral treatment or vaccine is developed; the wider economic effects of the pandemic and the scope and duration of governmental and other third party measures restricting day-to-day life and business operations; and governmental and GSE programs implemented to assist borrowers experiencing a COVID-19-related hardship, including forbearance programs and suspensions of foreclosures and evictions. Although we are uncertain of the potential magnitude or duration of the business and economic impacts of the COVID-19 pandemic, these and other factors, including those discussed in our 2019 Form 10-K, could have a material negative effect on the Company’s business, liquidity, results of operations and financial condition.
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
The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for the fair statement of the financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP.
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
If a sale is likely, the full amount of the impairment is recognized as a loss in the statement of operations. Otherwise, unrealized losses on securities are separated into: (i) the portion of loss that represents the credit loss and (ii) the portion that is due to other factors. As a result of the adoption effective January 2020, of ASU 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”), described below, in evaluating whether a decline in value for other securities relates to an existing credit loss, we consider several factors, including, but not limited to, the following:
•the extent to which the amortized cost basis is greater than fair value;
•reasons for the decline in value (e.g., adverse conditions related to industry or geographic area, changes in financial condition to the issuers or underlying loan obligors);
•any changes to the rating of the security by a rating agency;
•the failure of the issuer to make a scheduled payment;
•the financial position, access to capital and near-term prospects of the issuer, including the current and future impact of any specific events; and
•our best estimate of the present value of cash flows expected to be collected.
In addition, we no longer consider the duration of the decline in value in assessing whether our fixed income securities available for sale have a credit loss impairment.
On initial recognition and at each reporting date after a credit loss is identified, we recognize an allowance for remaining lifetime expected credit losses. This amount is calculated as the difference between the amortized cost and the present value of future expected cash flows, limited to the difference between the carrying amount (i.e. fair value) and amortized cost. If a credit loss is determined to exist, the credit loss impairment is included in net gains (losses) on investments and other financial instruments in the statement of operations, with an offset to an allowance for credit losses. Subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income (loss) as a credit loss impairment or a reversal of credit loss impairment.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes—Simplifying the Accounting for Income Taxes. This update simplifies the accounting for income taxes by removing certain exceptions to the general principals of ASC Topic 740 in GAAP. This update is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact on our financial statements and future disclosures as a result of this update.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Reform on Financial Reporting. This update provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments in this update are optional and may be elected over time, from the date of issuance, as reference rate reform activities occur. We are currently evaluating the impact of the guidance and our options related to the practical expedients.
2. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding, while diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and the weighted-average number of dilutive potential common shares. Dilutive potential common shares relate to our share-based compensation arrangements.
The calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2020	2019	2020	2019
Net income (loss)—basic and diluted	$(29,951)	$166,730	$110,510	$337,687

Average common shares outstanding—basic (1)	193,299	208,097	197,545	211,264
Dilutive effect of share-based compensation arrangements (2)	—	5,506	1,201	5,236
Adjusted average common shares outstanding—diluted	193,299	213,603	198,746	216,500

Net income (loss) per share:

Basic	$(0.15)	$0.80	$0.56	$1.60

Diluted	$(0.15)	$0.78	$0.56	$1.56
______________________
(1)Includes the impact of fully vested shares under our share-based compensation programs.
(2)There were no dilutive shares for the three months ended June 30, 2020, as a result of our net loss for the period. The following number of shares of our common stock equivalents issued under our share-based compensation arrangements were not included in the calculation of diluted net income (loss) per share because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Shares of common stock equivalents	2,295	168	1,213	168

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
The differences in the basis of segmentation compared to our 2019 Form 10-K are as follows:

Business Activity	Current Segmentation	Prior Segmentation
Mortgage insurance and risk services	Mortgage	Mortgage Insurance
Contract underwriting services	Mortgage	Services
Title and real estate services (1)	Real Estate	Services
Clayton	All Other	Services
Income (loss) from holding company assets (and related corporate expenses)	All Other	Mortgage Insurance
______________________
(1)Includes single family rental services.
These segment reporting changes align with the changes in personnel reporting lines, management oversight and branding following the sale of Clayton, and are consistent with the way our chief operating decision maker began assessing the performance of our reportable segments and other business activities effective in the first quarter of 2020. These changes to our reportable segments have been reflected in our segment operating results for all periods presented. See Note 1 for additional details about our Mortgage and Real Estate businesses.
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
Adjusted Pretax Operating Income (Loss)
Our senior management, including our chief operating decision maker, uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of Radian’s business segments and to allocate resources to the segments. Adjusted pretax operating income (loss) is defined as pretax income (loss) excluding the effects of: (i) net gains (losses) on investments and other financial instruments; (ii) loss on extinguishment of debt; (iii) amortization and impairment of goodwill and other acquired intangible assets; and (iv) impairment of other long-lived assets and other non-operating items, such as gains (losses) from the sale of lines of business and acquisition-related income and expenses. See Note 4 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for detailed information regarding items excluded from adjusted pretax operating income (loss), including the reasons for their treatment.
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
The reconciliation of adjusted pretax operating income (loss) for our reportable segments to consolidated pretax income (loss) is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019		2020	2019
Adjusted pretax operating income (loss):
Mortgage (1)	$(88,321)	$214,710	(2)	$117,346	$418,341	(2)
Real Estate (3)	(4,817)	(3,772)		(9,684)	(7,697)
Total adjusted pretax operating income (loss) for reportable segments	(93,138)	210,938		107,662	410,644
All Other adjusted pretax operating income (loss)	4,639	4,901		8,438	7,265
Net gains (losses) on investments and other financial instruments	47,276	12,540		25,249	34,453
Loss on extinguishment of debt	—	(16,798)		—	(16,798)
Amortization and impairment of other acquired intangible assets	(979)	(2,139)		(1,958)	(4,326)
Impairment of other long-lived assets and other non-operating items	(22)	103		(322)	(5,557)
Consolidated pretax income (loss)	$(42,224)	$209,545		$139,069	$425,681
______________________
(1)Includes allocated corporate operating expenses and depreciation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Allocated corporate operating expenses	$25,191	$24,388	$54,265	$50,013
Depreciation expense	3,112	3,849	6,824	7,711
(2)Includes a cumulative adjustment to unearned premiums recorded in the second quarter of 2019, as further described below.
(3)Includes allocated corporate operating expenses and depreciation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Allocated corporate operating expenses	$3,339	$2,659	$7,175	$5,454
Depreciation expense	776	615	1,442	1,208
Our results for the second quarter of 2019 include a $32.9 million increase in net premiums earned and a $0.12 increase in net income per share due to a reduction in our unearned premiums, resulting from a cumulative adjustment related to an update to the amortization rates used to recognize revenue for Single Premium Policies. See Note 2 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for additional information regarding this adjustment and our accounting policies for insurance premiums revenue recognition.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

Revenue
The reconciliation of revenue for our reportable segments to consolidated revenues is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019		2020	2019
Revenues:
Mortgage (1)	$286,943	$336,644	(2)	$602,027	$639,014	(2)
Real Estate (1)	26,092	27,627		54,675	50,650
Total revenues for reportable segments	313,035	364,271		656,702	689,664
All Other revenues	6,493	18,519		14,126	35,358
Net gains (losses) on investments and other financial instruments	47,276	12,540		25,249	34,453
Other non-operating revenue	247	—		247	—
Elimination of inter-segment revenues	(2,610)	(366)		(2,802)	(882)
Total revenues	$364,441	$394,964		$693,522	$758,593
______________________
(1)Includes immaterial inter-segment revenues for the three and six months ended June 30, 2020 and 2019.
(2)Includes a cumulative adjustment to unearned premiums recorded in the second quarter of 2019 as further described above.
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
The table below, which represents total services revenue on our condensed consolidated statements of operations for the periods indicated, represents the disaggregation of services revenues from external customers, by type:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Services revenue
Real Estate services:
Valuation services	$7,794	$13,358	$19,638	$26,064
Title services	9,059	4,999	16,364	6,599
Asset management services	6,964	6,461	13,338	12,733
Other real estate services	340	72	750	72
Mortgage services	3,918	1,872	7,051	2,516
All Other services	—	12,541	2,861	24,072
Total services revenue	$28,075	$39,303	$60,002	$72,056
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
Revenue recognized related to services made available to customers and billed is reflected in accounts and notes receivable. Accounts and notes receivable included $17.9 million and $10.8 million as of June 30, 2020 and December 31, 2019, respectively, related to services revenue contracts. Revenue recognized related to services performed and not yet billed is recorded in unbilled receivables and reflected in other assets. See Note 8 for additional information. Deferred revenue, which

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

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
The following is a list of assets that are measured at fair value by hierarchy level as of June 30, 2020:

(In thousands)	Level I	Level II	Total
Assets at fair value
Investments:
Fixed-maturities available for sale:
U.S. government and agency securities	$124,600	$8,443	$133,043
State and municipal obligations	—	123,117	123,117
Corporate bonds and notes	—	2,648,456	2,648,456
RMBS	—	835,769	835,769
CMBS	—	637,491	637,491
Other ABS	—	686,875	686,875
Foreign government and agency securities	—	5,340	5,340
Total fixed-maturities available for sale	124,600	4,945,491	5,070,091

Trading securities:
State and municipal obligations	—	122,234	122,234
Corporate bonds and notes	—	126,000	126,000
RMBS	—	15,205	15,205
CMBS	—	34,170	34,170
Total trading securities	—	297,609	297,609

Equity securities	96,089	8,424	104,513

Short-term investments:
U.S. government and agency securities	42,528	—	42,528
State and municipal obligations	—	5,397	5,397
Money market instruments	375,096	—	375,096
Corporate bonds and notes	—	149,490	149,490
Other investments (1)	—	382,579	382,579
Total short-term investments	417,624	537,466	955,090

Total investments at fair value (2)	638,313	5,788,990	6,427,303

Other assets:
Loaned securities: (3)
Corporate bonds and notes	—	2,119	2,119
Equity securities	14,213	—	14,213
Total assets at fair value (2)	$652,526	$5,791,109	$6,443,635

______________________
(1)Comprising short-term certificates of deposit and commercial paper.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

(2)Does not include other invested assets of $2.5 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient and $1.5 million invested in a private convertible promissory note.
(3)Securities loaned to third-party borrowers under securities lending agreements are classified as other assets in our condensed consolidated balance sheets. See Note 5 for more information.
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
______________________
(1)Comprising short-term certificates of deposit and commercial paper.
(2)Does not include other invested assets of $2.6 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient and $1.5 million invested in a private convertible promissory note.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

(3)Securities loaned to third-party borrowers under securities lending agreements are classified as other assets in our condensed consolidated balance sheets. See Note 5 for more information.
At June 30, 2020 and December 31, 2019, we had a Level III asset of $7.6 million and $0.4 million, respectively, measured at fair value, included in other assets in our condensed consolidated balance sheets. The Level III assets represent the embedded derivatives associated with mortgage insurance-linked notes transactions in connection with our Excess-of-Loss Program, as described in Note 7. The total fair value of the embedded derivatives at June 30, 2020 and December 31, 2019 consists of impacts related to the fair value accounting for derivatives associated with our reinsurance contracts and the related fluctuations from period to period. The estimated fair value related to our embedded derivatives reflects the present value impact of the future variation in premiums we will pay, and includes significant unobservable inputs associated with LIBOR rates and the yield on investments held by trust.
There were no investment transfers to or from Level III for the three and six months ended June 30, 2020 or the year ended December 31, 2019. Except for the activity related to the embedded derivatives described above, activity related to Level III assets and liabilities (including realized and unrealized gains and losses, purchases, sales, issuances, settlements and transfers) was immaterial for the three and six months ended June 30, 2020 and the year ended December 31, 2019.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected liabilities not carried at fair value in our condensed consolidated balance sheets were as follows as of the dates indicated:

	June 30, 2020		December 31, 2019
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Senior notes	$1,403,857	$1,395,375	$887,110	$949,500
FHLB advances	175,122	178,584	134,875	135,997
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

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

5. Investments
Available for Sale Securities
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	June 30, 2020
(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed-maturities available for sale:
U.S. government and agency securities	$122,956	$—	$10,087	$—	$133,043
State and municipal obligations	109,106	—	14,102	(91)	123,117
Corporate bonds and notes	2,455,572	(2,476)	201,051	(3,572)	2,650,575
RMBS	798,750	—	37,101	(82)	835,769
CMBS	614,556	—	31,600	(8,665)	637,491
Other ABS	700,412	—	1,962	(15,499)	686,875
Foreign government and agency securities	5,096	—	244	—	5,340
Total securities available for sale, including loaned securities	4,806,448	$(2,476)	$296,147	$(27,909)	5,072,210
Less: loaned securities	1,995				2,119
Total fixed-maturities available for sale	$4,804,453				$5,070,091

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed-maturities available for sale:
U.S. government and agency securities	$198,613	$2,048	$(733)	$199,928
State and municipal obligations	112,003	8,032	(41)	119,994
Corporate bonds and notes	2,136,819	106,189	(1,728)	2,241,280
RMBS	766,429	14,452	(1,527)	779,354
CMBS	593,647	14,993	(625)	608,015
Other ABS	760,785	2,018	(3,674)	759,129
Foreign government and agency securities	5,091	133	—	5,224
Total securities available for sale, including loaned securities	4,573,387	$147,865	$(8,328)	4,712,924
Less: loaned securities	23,853			24,013
Total fixed-maturities available for sale	$4,549,534			$4,688,911

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

The following table provides a rollforward of the allowance for credit losses on fixed-maturities available for sale, which relates entirely to corporate bonds and notes for the periods indicated:

(In thousands)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Beginning balance	$—	$—
Current provision for securities without prior allowance	2,782	2,782
Reduction for securities sold	(306)	(306)
Ending balance	$2,476	$2,476

Gross Unrealized Losses and Fair Value of Available for Sale Securities
For our available for sale securities in an unrealized loss position, the following tables show the gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of June 30, 2020 and December 31, 2019 are loaned securities under securities lending agreements that are classified as other assets in our condensed consolidated balance sheets, as further described below.

	June 30, 2020
($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	3	$8,540	$(91)	—	$—	$—	3	$8,540	$(91)
Corporate bonds and notes	56	181,498	(3,572)	—	—	—	56	181,498	(3,572)
RMBS	2	3,776	(2)	3	10,220	(80)	5	13,996	(82)
CMBS	47	130,339	(8,353)	5	6,965	(312)	52	137,304	(8,665)
Other ABS	124	405,147	(10,100)	26	129,216	(5,399)	150	534,363	(15,499)
Total	232	$729,300	$(22,118)	34	$146,401	$(5,791)	266	$875,701	$(27,909)

	December 31, 2019
($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	2	$26,142	$(731)	2	$2,529	$(2)	4	$28,671	$(733)
State and municipal obligations	1	3,959	(41)	—	—	—	1	3,959	(41)
Corporate bonds and notes	25	110,871	(1,728)	—	—	—	25	110,871	(1,728)
RMBS	27	184,378	(535)	16	36,192	(992)	43	220,570	(1,527)
CMBS	36	109,589	(478)	8	6,346	(147)	44	115,935	(625)
Other ABS	63	225,944	(670)	44	209,661	(3,004)	107	435,605	(3,674)
Total	154	$660,883	$(4,183)	70	$254,728	$(4,145)	224	$915,611	$(8,328)
Impairment. During the three and six months ended June 30, 2020, we recorded impairment losses in earnings of $3.6 million and $4.2 million, respectively. See below for additional details on our net gains (losses) on investments and Note 1 for a discussion of our accounting policy for impairments, including our adoption of ASU 2016-13 effective January 2020. We did

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

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
All of our securities lending agreements are classified as overnight and revolving. Securities collateral on deposit with us from third-party borrowers totaling $7.8 million and $42.4 million as of June 30, 2020 and December 31, 2019, respectively, may not be transferred or re-pledged unless the third-party borrower is in default, and is therefore not reflected in our condensed consolidated financial statements.
Net Gains (Losses) on Investments
Net gains (losses) on investments consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net realized gains (losses):
Fixed-maturities available for sale (1)	$6,974	$1,303	$18,221	$808
Trading securities	(45)	274	4	(410)
Equity securities	51	—	361	(680)
Other investments	44	144	77	316
Net realized gains (losses) on investments	7,024	1,721	18,663	34
Impairment losses due to intent to sell	(779)	—	(1,401)	—
Net decrease (increase) in expected credit losses	(2,782)	—	(2,782)	—
Net unrealized gains (losses) on investments	24,948	9,117	(1,897)	28,586
Total net gains (losses) on investments	$28,411	$10,838	$12,583	$28,620
______________________
(1)Components of net realized gains (losses) on fixed-maturities available for sale include:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Gross investment gains from sales and redemptions	$8,304	$2,064	$20,203	$6,229
Gross investment losses from sales and redemptions	(1,330)	(761)	(1,982)	(5,421)

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

The net changes in unrealized gains (losses) recognized in earnings on investments that were still held at each period-end were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net unrealized gains (losses) on investments still held:
Trading securities	$13,790	$7,608	$11,131	$15,027
Equity securities	10,443	1,404	(12,612)	8,600
Other investments	(201)	138	471	7
Net unrealized gains (losses) on investments still held	$24,032	$9,150	$(1,010)	$23,634
Contractual Maturities
The contractual maturities of fixed-maturities available for sale were as follows:

	June 30, 2020
	Available for Sale
(In thousands)	Amortized Cost	Fair Value
Due in one year or less (1)	$92,098	$92,628
Due after one year through five years (1)	871,081	915,497
Due after five years through 10 years (1)	1,134,440	1,234,602
Due after 10 years (1)	595,111	669,348
Asset-backed and other mortgage-backed securities (2)	2,113,718	2,160,135
Total	4,806,448	5,072,210
Less: loaned securities	1,995	2,119
Total fixed-maturities available for sale	$4,804,453	$5,070,091
______________________
(1)Actual maturities may differ as a result of calls before scheduled maturity.
(2)Includes RMBS, CMBS and Other ABS, which are not due at a single maturity date.
Other
For the six months ended June 30, 2020, we did not transfer any securities to or from the available for sale or trading categories.
Our fixed-maturities available for sale include securities totaling $17.1 million and $16.8 million at June 30, 2020 and December 31, 2019, respectively, on deposit and serving as collateral with various state regulatory authorities. Our fixed-maturities available for sale also include securities serving as collateral for our FHLB advances. See Note 11 for additional information about our FHLB advances.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

6. Goodwill and Other Acquired Intangible Assets, Net
All of our goodwill and other acquired intangible assets relate to our Real Estate segment.
The following table shows the changes in the carrying amount of goodwill for the year-to-date periods ended December 31, 2019 and June 30, 2020:

(In thousands)	Goodwill	Accumulated Impairment Losses	Net
Balance at December 31, 2018	$200,561	$(186,469)	$14,092
Goodwill acquired	538	—	538
Impairment losses	—	(4,828)	(4,828)
Balance at December 31, 2019	201,099	(191,297)	9,802
Goodwill disposed (1)	(191,297)	191,297	—
Balance at June 30, 2020	$9,802	$—	$9,802
______________________
(1)Related to the sale of Clayton in January 2020. See Note 7 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for additional information on the sale of Clayton.
The following is a summary of the gross and net carrying amounts and accumulated amortization (including impairment) of our other acquired intangible assets as of the periods indicated:

	June 30, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$43,550	$(28,921)	$14,629
Technology	8,285	(6,884)	1,401
Trade name and trademarks	480	(442)	38
Licenses	463	(104)	359
Total	$52,778	$(36,351)	$16,427

	December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$43,550	$(27,269)	$16,281
Technology	8,435	(6,789)	1,646
Trade name and trademarks	480	(404)	76
Licenses	463	(81)	382
Total	$52,928	$(34,543)	$18,385
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
Due to the rapidly changing social and economic impacts associated with the COVID-19 pandemic on the U.S. and global economies generally, and in particular on the U.S. housing, real estate and housing finance markets during the first quarter of 2020, we opted to perform an interim quantitative impairment assessment of our goodwill and other acquired intangible assets for the first quarter of 2020. In connection with that assessment, we first evaluated the recoverability of our

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

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
The value of our goodwill and other acquired intangible assets is supported by cash flow projections, which are primarily driven by projected transaction volume and margins. Given that the value of our goodwill and other acquired intangible assets continues to rely on achieving our projected future cash flows, failure to meet those projections and lower earnings over sustained periods may result in impairment in a future period, which could result in a charge to earnings.
Our assumptions related to projected cash flows did not significantly change as a result of the observed market conditions during 2020. Based on our quantitative goodwill impairment assessment as of March 31, 2020, and the evaluation of factors that affect our estimated fair value as of June 30, 2020, we concluded that there were no events or circumstances that would more likely than not reduce the fair value of our reporting unit, including acquired intangible assets.
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
The effect of all of our reinsurance programs on our net income (loss) is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019		2020	2019
Net premiums written:
Direct	$271,545	$279,991		$551,027	$541,022
Assumed (1)	3,192	2,475		6,643	4,920
Ceded (2)	(43,580)	(14,289)		(63,123)	(24,445)
Net premiums written	$231,157	$268,177		$494,547	$521,497

Net premiums earned:
Direct	$315,305	$333,791	(3)	$616,559	$614,014	(3)
Assumed (1)	3,197	2,481		6,653	4,931
Ceded (2)	(69,207)	(37,106)	(3)	(96,502)	(56,267)	(3)
Net premiums earned	$249,295	$299,166	(3)	$526,710	$562,678	(3)

Ceding commissions earned (4)	$13,453	$16,353	(3)	$23,419	$25,038	(3)
Ceded losses	39,635	1,868		41,597	3,555
______________________
(1)Includes premiums earned from our participation in certain credit risk transfer programs.
(2)Net of profit commission, which is impacted by the level of ceded losses recoverable, if any, on reinsurance transactions. See Note 10 for additional information on our reserve for losses and reinsurance recoverables.
(3)Includes a cumulative adjustment to unearned premiums recorded in the second quarter of 2019 related to an update to the amortization rates used to recognize revenue for Single Premium Policies. See Note 3 for further information.
(4)Deferred ceding commissions of $66.5 million and $80.8 million are included in other liabilities on our condensed consolidated balance sheets at June 30, 2020 and 2019, respectively.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

Single Premium QSR Program
Radian Guaranty entered into each of the 2016 Single Premium QSR Agreement, 2018 Single Premium QSR Agreement and 2020 Single Premium QSR Agreement with panels of third-party reinsurers to cede a contractual quota share percent of our Single Premium NIW as of the effective date of each agreement (as set forth in the table below), subject to certain conditions. Radian Guaranty receives a ceding commission for ceded premiums written pursuant to these transactions. Radian Guaranty also receives a profit commission, provided that the loss ratio on the loans covered under the agreement generally remains below the applicable prescribed thresholds. Losses on the ceded risk up to this level reduce Radian Guaranty’s profit commission on a dollar-for-dollar basis.
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
The following table sets forth additional details regarding the Single Premium QSR Program:

(In millions)	2016 Singles QSR		2018 Singles QSR	2020 Singles QSR
NIW Policy Dates	Jan 1, 2012-Dec 31, 2017		Jan 1, 2018-Dec 31, 2019	Jan 1, 2020-Dec 31, 2021
Effective Date	January 1, 2016		January 1, 2018	January 1, 2020
Scheduled Termination Date	December 31, 2027		December 31, 2029	December 31, 2031
Optional Termination Date	January 1, 2020		January 1, 2022	January 1, 2024
Quota Share %	20% - 65%	(1)	65%	65%
Ceding Commission %	25%		25%	25%
Profit Commission %	Up to 55%		Up to 56%	Up to 56%

	As of June 30, 2020
RIF Ceded	$4,533		$2,711	$929

	As of December 31, 2019
RIF Ceded	$5,351		$3,231	$—
______________________
(1)Effective December 31, 2017, we amended the 2016 Single Premium QSR Agreement to increase the amount of ceded risk on performing loans under the agreement from 35% to 65% for the 2015 through 2017 vintages. Loans included in the 2012 through 2014 vintages, and any other loans subject to the agreement that were delinquent at the time of the amendment, were unaffected by the change and therefore the amount of ceded risk for those loans continues to range from 20% to 35%.
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
The following table sets forth additional details regarding the Excess-of-Loss Program:

(In millions)	Eagle Re 2020-1	Eagle Re 2019-1	Eagle Re 2018-1
Issued	February 2020	April 2019	November 2018
NIW Policy Dates	Jan 1, 2019-Sep 30, 2019	Jan 1, 2018-Dec 31, 2018	Jan 1, 2017-Dec 31, 2017
Initial RIF	$9,866	$10,705	$9,109
Initial Coverage	488	562	434	(1)
Initial First Layer Retention	202	268	205

	As of June 30, 2020
RIF	$8,152	$6,473	$5,598
Remaining Coverage	488	385	276	(1)
First Layer Retention	202	267	202
______________________
(1)Excludes a separate excess-of-loss reinsurance agreement entered into by Radian Guaranty that initially provided up to $21.4 million of coverage.
In each of the insurance-linked notes transactions, the outstanding reinsurance coverage amount will stop amortizing if certain thresholds, or triggers, are reached, including a trigger based on an elevated level of delinquencies as defined in the insurance-linked notes transaction agreements. Based on the current level of defaults reported to us, the insurance-linked notes issued by the Eagle Re Issuers in connection with our Excess-of-Loss Program are currently subject to a delinquency trigger event, which was reported to the insurance-linked note investors on June 25, 2020. Both the amortization of the outstanding reinsurance coverage amount pursuant to our reinsurance arrangements with the Eagle Re Issuers and the amortization of the principal amount of the related insurance-linked notes issued by the Eagle Re Issuers have been suspended and will continue to be suspended during the pendency of the trigger event.
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
The reinsurance premium due to the Eagle Re Issuers is calculated by multiplying the outstanding reinsurance coverage amount at the beginning of a period by a coupon rate, which is the sum of one-month LIBOR plus a contractual risk margin, and then subtracting actual investment income collected on the assets in the reinsurance trust during the preceding month. As a result, the premiums we pay will vary based on: (i) the spread between LIBOR and the rates on the investments held by the reinsurance trust and (ii) the outstanding amount of reinsurance coverage. As the reinsurance premium will vary based on changes in these rates, we concluded that the reinsurance agreements contain embedded derivatives, which we have accounted for separately as freestanding derivatives and recorded in other assets or other liabilities on our condensed consolidated balance sheets. See Note 4 for additional information on our embedded derivatives.
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

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

The Eagle Re Issuers represent our only VIEs as of June 30, 2020 and December 31, 2019. The following table presents the total assets and liabilities of the Eagle Re Issuers as of the dates indicated.

	Total VIE Assets and Liabilities (1)
(In thousands)	June 30, 2020	December 31, 2019
Eagle Re 2020-1	$488,385	$—
Eagle Re 2019-1	384,602	508,449
Eagle Re 2018-1	275,718	357,005
Total	$1,148,705	$865,454
______________________
(1)Assets held by the Eagle Re Issuers are required to be invested in U.S. government money market funds, cash or U.S. Treasury securities. Liabilities of the Eagle Re Issuers consist of their mortgage insurance-linked notes, described above.
Other Collateral
Although we use reinsurance as one of our risk management tools, reinsurance does not relieve us of our obligations to our policyholders. In the event the reinsurers are unable to meet their obligations to us, our insurance subsidiaries would be liable for any defaulted amounts. However, consistent with the PMIERs reinsurer counterparty collateral requirements, Radian Guaranty’s reinsurers have established trusts to help secure our potential cash recoveries. In addition to the total VIE assets of the Eagle Re Issuers discussed above, the amount held in other reinsurance trusts was $243.2 million as of June 30, 2020, compared to $203.2 million as of December 31, 2019. In addition, for the Single Premium QSR Program, Radian Guaranty holds amounts related to ceded premiums written to collateralize the reinsurers’ obligations, which is reported in reinsurance funds withheld on our condensed consolidated balance sheets. Any loss recoveries and profit commissions paid to Radian Guaranty related to the Single Premium QSR Program are expected to be realized from this account.
See Note 8 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for more information about our reinsurance transactions.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

8. Other Assets
The following table shows the components of other assets as of the dates indicated:

(In thousands)	June 30, 2020	December 31, 2019
Prepaid federal income taxes (Note 9)	$191,889	$134,800
Company-owned life insurance	110,076	105,721
Internal-use software (net of accumulated amortization of $77,344 and $73,498)	61,639	58,356
Reinsurance recoverables	56,852	16,976
Accrued investment income	34,179	32,333
Right-of-use assets	33,851	37,866
Property and equipment (net of accumulated depreciation of $68,681 and $68,436)	27,504	29,523
Deferred policy acquisition costs	21,774	20,759
Loaned securities (Note 5)	16,332	66,442
Unbilled receivables	3,091	13,772
Assets held for sale (1)	—	24,908
Other	28,679	26,163
Total other assets	$585,866	$567,619
______________________
(1)Related to the sale of Clayton. See Note 4 and 7 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for additional information on assets held for sale. Liabilities held for sale at December 31, 2019 are included in other liabilities on our condensed consolidated balance sheets.
9. Income Taxes
As of June 30, 2020 and December 31, 2019, our current income tax liability was $32.6 million and $39.1 million, respectively, and is included as a component of other liabilities in our condensed consolidated balance sheets. As of June 30, 2020 and December 31, 2019 our deferred tax liability was $126.9 million and $71.1 million, respectively, and is included in other liabilities in our condensed consolidated balance sheets.
Certain entities within our consolidated group have generated deferred tax assets relating primarily to state and local NOL carryforwards, which, if unutilized, will expire during various future tax periods. We are required to establish a valuation allowance against our deferred tax assets when it is more likely than not that all or some portion of our deferred tax assets will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our deferred tax assets will be realized in future periods. We have determined that certain entities within Radian Group may continue to generate taxable losses on a separate company basis in the near term and may not be able to fully utilize certain of their state and local NOLs on their state and local tax returns. Therefore, with respect to deferred tax assets relating to these state and local NOLs and other state timing adjustments, we retained a valuation allowance of $68.5 million at June 30, 2020.
As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Internal Revenue Code Section 832(e) for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that, in conjunction with quarterly federal tax payment due dates, we purchase non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. As of June 30, 2020 and December 31, 2019, we held $191.9 million and $134.8 million of these bonds, respectively, which are included as prepaid federal income taxes within other assets in our condensed consolidated balance sheets. The corresponding deduction of our statutory contingency reserves resulted in the recognition of a deferred tax liability, which is included in other liabilities in our condensed consolidated balance sheets.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

In late July 2020, the IRS notified us that it had completed its examination of our 2015 and 2017 tax years. This examination resulted in no adjustments to the tax returns filed for those years.
For additional information on our income taxes, including our accounting policies, see Notes 2 and 10 of Notes to Consolidated Financial Statements in our 2019 Form 10-K.
10. Losses and Loss Adjustment Expense
Our reserve for losses and LAE, at the end of each period indicated, consisted of:

(In thousands)	June 30, 2020	December 31, 2019
Mortgage insurance loss reserves (1)	$734,991	$401,273
Title insurance loss reserves	3,894	3,492
Total reserve for losses and LAE	$738,885	$404,765
______________________
(1)Primarily comprises first lien primary case reserves of $660.1 million and $339.8 million at June 30, 2020 and December 31, 2019, respectively.
The following table presents information relating to our mortgage insurance reserve for losses, including our IBNR reserve and LAE, but excluding our second-lien mortgage loan premium deficiency reserve, for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2020	2019
Balance at beginning of period	$401,273	$397,891
Less: Reinsurance recoverables (1)	14,594	11,009
Balance at beginning of period, net of reinsurance recoverables	386,679	386,882
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	356,555	73,494
Prior years	(17,223)	(5,617)
Total incurred	339,332	67,877
Deduct: Paid claims and LAE related to:
Current year (2)	1,594	507
Prior years	44,580	66,510
Total paid	46,174	67,017
Balance at end of period, net of reinsurance recoverables	679,837	387,742
Add: Reinsurance recoverables (1)	55,154	13,552
Balance at end of period	$734,991	$401,294
______________________
(1)Related to ceded losses recoverable, if any, on reinsurance transactions. See Note 7 for additional information.
(2)Related to underlying defaulted loans with a most recent default notice dated in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.
Reserve Activity
Incurred Losses
Case reserves established for new default notices were the primary driver of our total incurred losses for the six months ended June 30, 2020, and 2019, and they were primarily impacted by the number of new primary default notices received in the period and our related gross Default to Claim Rate assumption applied to those new defaults. For the six months ended June 30, 2020, we experienced a significant increase in the number of new primary default notices, substantially all related to defaults of

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

loans subject to forbearance programs implemented in response to the COVID-19 pandemic. Our gross Default to Claim Rate assumption applied to new defaults was 8.5% as of June 30, 2020, compared to 7.5% as of December 31, 2019. This increase reflects the estimated impact of a worsening macroeconomic environment, partially offset by the expected beneficial effects of mortgage relief options and other protections, including forbearance programs under the CARES Act. Our other Default to Claim Rate assumptions for prior year defaults, were not materially changed as of June 30, 2020 compared to December 31, 2019. Our provision for losses during the first six months of 2020 was positively impacted by favorable reserve development on prior year defaults, primarily due to higher Cures than previously estimated. See Note 1 for additional information on the elevated risks and uncertainties resulting from the COVID-19 pandemic to our business and Note 2 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for discussion of the reserving methodology for the mortgage insurance industry, which requires that reserves for losses are generally not established until receipt of notification from servicers that a borrower has missed two payments.
Our gross Default to Claim Rate assumption applied to new defaults was 8.0% as of June 30, 2019. Our provision for losses during the first six months of 2019 was positively impacted by favorable reserve development on prior year defaults. This favorable development was primarily driven by a reduction during the periods in certain Default to Claim Rate assumptions for these prior year defaults based on observed trends, primarily higher Cures than previously estimated.
Claims Paid
Total claims paid decreased for the six months ended June 30, 2020, compared to the same period in 2019. The decrease in claims paid is primarily attributable to COVID-19-related hardship forbearance plans and suspensions of foreclosure and evictions.
For additional information about our Reserve for Losses and LAE, including our accounting policies, see Notes 2 and 11 of Notes to Consolidated Financial Statements in our 2019 Form 10-K.
11. Borrowings and Financing Activities
The carrying value of our debt at June 30, 2020 and December 31, 2019 was as follows:

(In thousands)	June 30, 2020	December 31, 2019
Senior notes:
Senior Notes due 2024	$444,972	$444,445
Senior Notes due 2025	515,794	—
Senior Notes due 2027	443,091	442,665
Total senior notes	$1,403,857	$887,110

FHLB advances:
FHLB advances due 2020	$86,264	$79,002
FHLB advances due 2021	30,000	19,000
FHLB advances due 2022	16,925	11,925
FHLB advances due 2023	21,995	14,994
FHLB advances due 2024	9,954	9,954
FHLB advances due 2025	9,984	—
Total FHLB advances	$175,122	$134,875

Senior Notes due 2025
In May 2020, we issued $525 million aggregate principal amount of Senior Notes due 2025 and received net proceeds of $515.6 million. These notes mature on March 15, 2025 and bear interest at a rate of 6.625% per annum, payable semi-annually on March 15 and September 15 of each year, with interest payments commencing on September 15, 2020.
We have the option to redeem these notes, in whole or in part, at any time, or from time to time, prior to September 15, 2024 (the date that is six months prior to the maturity date of the notes) (the “Par Call Date”), at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the notes to be redeemed and (ii) the make-whole amount, which is the

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

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
The indenture governing the Senior Notes due 2025 contains covenants customary for securities of this nature, including covenants related to the payments of the notes, reports to be provided, compliance certificates to be issued and the ability to modify the covenants. Additionally, the indenture includes covenants restricting us from encumbering the capital stock of a designated subsidiary (as defined in the indenture for the notes) or disposing of any capital stock of any designated subsidiary unless either all of the stock is disposed of or we retain more than 80% of the stock.
FHLB Advances
As of June 30, 2020, we had $175.1 million of fixed-rate advances outstanding with a weighted average interest rate of 1.19%. Interest on the FHLB advances is payable quarterly, or at maturity if the term of the advance is less than 90 days. Principal is due at maturity. For obligations with maturities greater than or equal to 90 days, we may prepay the debt at any time, subject to a prepayment fee calculation.
The FHLB advances are required to be collateralized by eligible assets with a market value that must be maintained generally at a minimum of approximately 103% to 105% of the principal balance of the FHLB advances. Our fixed-maturities available for sale include securities totaling $195.0 million and $143.1 million at June 30, 2020 and December 31, 2019, respectively, which serve as collateral for our FHLB advances to satisfy this requirement. See Note 12 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for additional information about our FHLB advances.
Revolving Credit Facility
Radian Group has in place a $267.5 million unsecured revolving credit facility with a syndicate of bank lenders, which has a maturity date of January 18, 2022. At June 30, 2020, Radian Group was in compliance with all of the credit facility covenants, and there were no amounts outstanding. For more information regarding our revolving credit facility, including certain of its terms and covenants, see Note 12 of Notes to Consolidated Financial Statements in our 2019 Form 10-K.
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
On December 22, 2016, Ocwen Loan Servicing, LLC and Homeward Residential, Inc. (collectively, “Ocwen”) filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against Radian Guaranty alleging breach of contract and bad faith claims and seeking monetary damages and declaratory relief (the “Litigation”). Ocwen has also initiated similar legal proceedings against several other mortgage insurers. On December 17, 2016, Ocwen separately filed a parallel arbitration petition against Radian Guaranty before the American Arbitration Association (“AAA”) asserting substantially the same allegations (the “Arbitration”). Ocwen’s filings together listed 9,420 mortgage insurance certificates issued under multiple insurance policies, including Pool Insurance policies, as subject to the dispute. On June 5, 2017, Ocwen filed an amended complaint and an amended petition (collectively, the “Amended Filings”) with the court and the AAA, respectively, together listing 8,870 certificates as subject to the dispute. On April 11, 2018, the parties entered into a confidential agreement with respect to all certificates subject to the dispute. The confidential agreement resolved certain categories of claims involved in the dispute and, on April 12, 2018, the parties filed a stipulation of voluntary dismissal of the Litigation and the trial judge issued an order dismissing all claims and counterclaims in the Litigation. Radian Guaranty was not required to make any payment in connection with this confidential agreement. Pursuant to the confidential agreement, the parties: (i) dismissed the Litigation; (ii) narrowed the scope of the Arbitration to Ocwen’s breach of contract claims seeking payment of insurance benefits on approximately 2,500 certificates that Ocwen was previously pursuing through the Amended Filings; and (iii) agreed to resolve

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

the Arbitration through an alternative dispute resolution process administered by the AAA (the “ADR Process”). Effective June 30, 2020, Radian Guaranty, PHH Mortgage Corporation, on behalf of itself, and as successor by merger to Ocwen (collectively, “PHH”), and Ocwen Financial Corporation entered into a Confidential Settlement Agreement and Release (the “Ocwen Settlement”) to fully resolve, among other things, all claims subject to the ADR Process. Pursuant to the Ocwen Settlement, among other things: (i) Radian agreed to make a cash settlement payment following the implementation of the Ocwen Settlement and (ii) each party agreed to release the other with respect to all known or unknown claims with respect to the certificates subject to the ADR Process as well as with respect to all other certificates issued on loans serviced by PHH for which Radian decided claims prior to January 1, 2019. Implementation of the Ocwen Settlement remains subject to the condition precedent that the GSEs consent to the settlement agreement. On July 2, 2020, the ADR Process panel ordered that all proceedings in the ADR Process are stayed pending final dismissal after receipt of the required consents.
On August 31, 2018, Nationstar Mortgage LLC d/b/a Mr. Cooper (“Nationstar”) filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against Radian Guaranty (the “Complaint”) alleging breach of contract, bad faith, equitable indemnification, unjust enrichment, and conversion claims and seeking monetary damages and declaratory relief. Exhibit 1 to the Complaint lists 3,014 mortgage insurance certificates issued under multiple insurance policies as subject to disputes involving insurance coverage decisions (the “Coverage Disputed Loans”). Exhibit 2 to the Complaint further lists 2,231 mortgage insurance certificates issued under multiple insurance policies as subject to disputes involving premium refund requests. In December 2018, Radian Guaranty filed a motion to dismiss the Complaint. In March 2019, the trial judge issued an order granting in part, and denying in part, our motion to dismiss, and dismissed Nationstar’s unjust enrichment and conversion claims. In May 2019, Radian Guaranty filed an answer to the Complaint, with affirmative defenses and counterclaims. On September 23, 2019, the trial judge entered as an order a joint stipulation submitted by Nationstar and Radian Guaranty that narrowed the scope of the dispute involving Coverage Disputed Loans to claims relating to 1,704 mortgage insurance certificates. Effective June 26, 2020, Radian Guaranty and Nationstar entered into a Confidential Settlement Agreement and Release (the “Nationstar Settlement”) to fully resolve, among other things, all claims and counterclaims in this litigation. Pursuant to the Nationstar Settlement, among other things: (i) Radian agreed to make a cash settlement payment following the implementation of the Nationstar Settlement and (ii) each party agreed to release the other with respect to all known or unknown claims with respect to the certificates subject to this litigation as well as with respect to all other certificates issued under certain policies on loans serviced by Nationstar for which Radian decided claims prior to January 1, 2019. Implementation of the Nationstar Settlement remains subject to the condition precedent that the GSEs consent to the settlement agreement. On July 9, 2020, the trial judge granted the parties’ joint motion requesting to stay this litigation pending receipt of required consents.
As previously disclosed, based on developments in the Ocwen and Nationstar legal proceedings discussed above, the Company’s IBNR reserve was increased in 2019 to reflect our best estimate of our probable loss in connection with these legal proceedings. The settlement agreements were materially consistent with these estimates, and as a result, the execution of the settlements did not have a material impact on our mortgage insurance reserves for these settlements in the second quarter of 2020. With respect to each of the settlement agreements, a failure to receive the required consents of the GSEs would restart the applicable legal proceeding, the outcome of which could have an adverse effect on our future results of operations, liquidity or financial condition.
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

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

Lease Liability
Our lease liability represents the present value of future lease payments over the lease term. The following table provides additional information related to our leases:

($ in thousands)	June 30, 2020
Operating leases:
Operating lease right-of-use assets (1)	$33,851
Operating lease liabilities (2)	54,785

Weighted-average remaining lease term - operating leases (in years)	9.6 years

Weighted-average discount rate - operating leases	6.82%
______________________
(1)Classified in other assets in our condensed consolidated balance sheets. See Note 8.
(2)Classified in other liabilities in our condensed consolidated balance sheets.
See Note 13 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for further information regarding our commitments and contingencies and our accounting policies for contingencies.
13. Capital Stock
Share Repurchase Program
On August 14, 2019, Radian Group’s board of directors approved a share repurchase program that authorizes the Company to spend up to $200 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. Radian operates this program pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which permits the Company to purchase shares, at pre-determined price targets, when it may otherwise be precluded from doing so. On February 13, 2020, Radian Group’s board of directors authorized a $275 million increase in this program, bringing the total authorization to repurchase shares up to $475 million, excluding commissions, and extended the expiration of this program extension from July 31, 2020 to August 31, 2021. During the six months ended June 30, 2020, the Company purchased 11,036,248 shares at an average price of $20.51, including commissions. As of June 30, 2020, purchase authority of up to $198.9 million remained available under this program.
Effective March 19, 2020, the Company suspended its share repurchase program and canceled its current 10b5-1 plan. Radian may initiate a new 10b5-1 plan at its discretion in the future. The expiration date of the current share repurchase authorization remains August 31, 2021.
Other Purchases
We may purchase shares on the open market to settle stock options exercised by employees and purchases under the Amended and Restated Radian Group Inc. Employee Stock Purchase Plan. In addition, upon the vesting of certain restricted stock awards under our equity compensation plans, we may withhold from such vested awards shares of our common stock to satisfy the tax liability of the award recipients.
Dividends and Dividend Equivalents
In each of the quarters during 2019 we declared quarterly cash dividends on our common stock equal to $0.0025 per share. On February 13, 2020, Radian Group’s board of directors authorized an increase to the Company’s quarterly cash dividend from $0.0025 to $0.125 per share, beginning with the dividend declared in the first quarter of 2020.
In February 2020, the Compensation and Human Capital Management Committee of Radian Group’s board of directors approved the amendment of outstanding performance-based restricted stock unit (“RSU”) awards and time-based RSU awards held by eligible employees (including former employees) and directors of the Company to add certain dividend equivalent rights to such equity awards. Therefore, beginning in the first quarter of 2020, dividend equivalents are accrued on these awards when dividends are declared on the Company’s common stock.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

Share-Based and Other Compensation Programs
We have granted performance-based or time-based awards in the form of non-qualified stock options, restricted stock, RSUs, phantom stock, or stock appreciation rights. See Note 15 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for additional information regarding the Company’s share-based and other compensation programs.
During the second quarter of 2020, executive and non-executive officers were granted time-vested and performance-based RSUs to be settled in common stock. The maximum payout of performance-based RSUs at the end of the three-year performance period is 200% of a grantee’s target number. The vesting of the performance-based RSUs granted to each executive officer and non-executive will be based upon the cumulative growth in Radian’s book value per share, adjusted for certain defined items, over a three-year performance period. The time-vested RSU awards granted to executive and non-executive officers in 2020 generally vest in pro rata installments on each of the first three anniversaries of the grant date. In addition, time-vested RSU awards were also granted to non-employee directors and generally are subject to one-year cliff vesting.
Information with regard to RSUs to be settled in stock for periods indicated is as follows:

	Performance-Based		Time-Vested
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2019 (1)	2,448,347	$17.03	697,576	$19.72
Granted (2)	1,175,062	$12.02	659,914	$13.69
Performance adjustment (3)	(792,420)	$—	—	$—
Vested (4)	(591,118)	$17.59	(395,093)	$17.45
Forfeited	(15,463)	$20.00	(4,484)	$22.87
Unvested, June 30, 2020 (1)	2,224,408	$14.44	957,913	$16.48
______________________
(1)The final number of RSUs distributed depends on the level of performance achieved along with each employee’s continued service through the vest date, which could result in changes in vested RSUs.
(2)For performance-based RSUs, amount represents the probable outcome at grant date.
(3)Represents an adjustment to the number of unvested performance-based RSUs due to changes during the period in our estimated payouts, which can range from 0 to 200% of target depending on results over the applicable performance periods.
(4)Represents amounts vested during the year, which can include both original shares granted and the impact of performance adjustments.

Glossary
Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

14. Accumulated Other Comprehensive Income (Loss)
The following table shows the rollforward of accumulated other comprehensive income (loss) as of the periods indicated:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$37,722	$7,921	$29,801	$139,858	$29,370	$110,488
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	234,249	49,193	185,056	142,738	29,975	112,763
Less: Reclassification adjustment for net gains (losses) included in net income (loss): (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	6,195	1,301	4,894	16,820	3,532	13,288
Net decrease (increase) in expected credit losses	(2,782)	(584)	(2,198)	(2,782)	(584)	(2,198)
Net unrealized gains (losses) on investments	230,836	48,476	182,360	128,700	27,027	101,673
Other comprehensive income (loss)	230,836	48,476	182,360	128,700	27,027	101,673
Balance at end of period	$268,558	$56,397	$212,161	$268,558	$56,397	$212,161

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$22,144	$4,650	$17,494	$(77,114)	$(16,194)	$(60,920)
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	91,140	19,140	72,000	189,903	39,880	150,023
Less: Reclassification adjustment for net gains (losses) included in net income (loss) (1)	1,303	274	1,029	808	170	638
Net unrealized gains (losses) on investments	89,837	18,866	70,971	189,095	39,710	149,385
Unrealized foreign currency translation adjustments	(4)	(1)	(3)	(4)	(1)	(3)
Other comprehensive income (loss)	89,833	18,865	70,968	189,091	39,709	149,382
Balance at end of period	$111,977	$23,515	$88,462	$111,977	$23,515	$88,462
______________________
(1)Included in net gains (losses) on investments and other financial instruments on our condensed consolidated statements of operations.
15. Statutory Information
State insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations, as described below. As of June 30, 2020, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $3.8 billion of our consolidated net assets.
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

minimum ratio of statutory capital relative to the level of net RIF, or Risk-to-capital. Other RBC States require mortgage insurers licensed in those states to satisfy a MPP Requirement that is calculated on both risk and surplus levels. Our mortgage insurance subsidiaries were in compliance with the Statutory RBC Requirements or MPP Requirements, to the extent applicable, in each of the RBC States as of June 30, 2020.
In addition, in order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. At June 30, 2020, Radian Guaranty is an approved mortgage insurer under the PMIERs and is in compliance with the current PMIERs financial requirements. Under the PMIERs there are increased financial requirements for loans in default, including as a result of natural disasters and pandemics. As a result, increases in defaults related to the COVID-19 pandemic have subjected Radian Guaranty to an increase in Minimum Required Assets under the PMIERs, and therefore, could impact our compliance with the PMIERs or further negatively impact our results of operations. However, as further described below, the PMIERs apply a multiplier that reduces the Minimum Required Asset factor for loans that have become non-performing as a result of a “FEMA Declared Major Disaster” event, including as a result of participation in a forbearance program, because those loans generally have a higher likelihood of curing following the conclusion of the event. For these defaults, the PMIERs apply the Disaster Related Capital Charge, which is a 0.30 multiplier to the factor that normally would be applied to such default, effectively reducing the required asset amount by 70 percent, unless the resulting Minimum Required Asset amount after applying the Disaster Related Capital Charge would be less than the Minimum Required Asset amount for the loan if it was performing, in which case the Minimum Required Asset amount would equal the performing level amount. The GSEs recently issued guidelines that, among other things, temporarily amend the PMIERs effective June 30, 2020, primarily to recognize the COVID-19 pandemic as a nationwide FEMA Declared Major Disaster, and therefore, the Disaster Related Capital Charge is to be applied nationwide to all COVID-19 Defaulted Loans. See Note 1 for discussion about the elevated risks and uncertainties associated with the COVID-19 pandemic and Note 18 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for additional information regarding the PMIERs.
Radian Guaranty’s Risk-to-capital calculation appears in the table below. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves.

	June 30, 2020	December 31, 2019
($ in millions)
RIF, net (1)	$46,879.1	$44,076.7

Common stock and paid-in capital	$1,041.0	$1,041.0
Surplus Note	300.0	100.0
Unassigned earnings (deficit)	(861.3)	(503.3)
Statutory policyholders’ surplus	479.7	637.7
Contingency reserve	3,051.1	2,607.8
Statutory capital	$3,530.8	$3,245.5

Risk-to-capital	13.3:1	13.6:1
______________________
(1)Excludes risk ceded through all reinsurance programs (including with affiliates, if any) and RIF on defaulted loans.
Radian Guaranty’s statutory capital increased by $285.3 million in the first six months of 2020, primarily due to Radian Guaranty’s statutory net income of $103.2 million during this period and the impact of the additional surplus note issued in January 2020, as described below. The net decrease in Radian Guaranty’s Risk-to-capital in the first six months of 2020 was primarily due to an increase in overall statutory capital, partially offset by a net increase in RIF. Radian Guaranty’s net RIF increased during the first half of the year primarily due to the termination of the intercompany reinsurance agreement, as described below, and strong NIW, offset by a reduction in persistency on prior vintages due to the high level of refinancing activity in the first six months of 2020. Due to Radian Guaranty’s negative unassigned surplus position, no dividends or other ordinary distributions can be paid in 2020.
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
The following analysis of our financial condition and results of operations for the three and six months ended June 30, 2020 provides information that evaluates our financial condition as of June 30, 2020 compared with December 31, 2019 and our results of operations for the three and six months ended June 30, 2020, compared to the same periods last year. Certain terms and acronyms used throughout this report are defined in the Glossary of Abbreviations and Acronyms included as part of this report. In addition, investors should review the “Cautionary Note Regarding Forward-Looking Statements—Safe Harbor Provisions” above, “Item 1A. Risk Factors” in our 2019 Form 10-K and “Item 1A. Risk Factors” in this report for a discussion of those risks and uncertainties that have the potential to adversely affect our business, financial condition, results of operations, cash flows or prospects. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. See “Overview” and Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
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
Operating Environment
As a seller of mortgage credit protection and other mortgage and credit risk management solutions, our Mortgage business results are subject to macroeconomic conditions and other events that impact the housing, real estate and housing finance markets, the credit performance of our underlying insured assets and our future business opportunities, including the current global pandemic as well as seasonal fluctuations that specifically affect the mortgage origination environment. The macroeconomic conditions, seasonality and other events that impact the housing, mortgage finance and related real estate markets also affect the demand for our services offered through our Real Estate segment.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Following the financial crisis of 2007-2008 and until the first quarter of 2020, our mortgage insurance business benefited from continued improvement in market conditions evidenced by, among other things, the strength of the U.S. economy and housing finance industry. Our NIW since 2008 has consisted primarily of high credit quality loans that have had significantly better credit performance than the loans originated during 2008 and prior periods. Significant contributors to the improved loan quality of our post-2008 insured portfolio include the greater risk discipline of loan originators and private mortgage insurance providers, the QM loan requirements under the Dodd Frank Act and the loan-level criteria of the PMIERs financial requirements.
Beginning in March 2020, the unprecedented and continually evolving social and economic impacts associated with the COVID-19 pandemic on the U.S. and global economies generally, and in particular on the U.S. housing, real estate and housing finance markets, have negatively affected our business and our financial results in the second quarter of 2020 and are expected to adversely impact our business and results of operations in future periods. Despite the effects of the COVID-19 pandemic, we continued to write record levels of NIW in the second quarter of 2020 and believe that the long-term housing market fundamentals and outlook remain positive, including low interest rates, demographics supporting growth in the population of first-time homebuyers and a relatively constrained supply of homes available for sale. However, the economic impact of the pandemic as well as public and private sector initiatives to reduce the transmission of COVID-19, such as social distancing and the imposition of restrictions on business activities, have affected and we expect will continue in the near term to affect: (i) the number of new mortgages available for us to insure and real estate transactions available for our services; (ii) the number of mortgages we have insured that will default; and (iii) the number of defaults that, over time, will result in claims that we must pay. See “—COVID-19 Impacts” below for further discussion of the expected impacts on our business associated with the COVID-19 pandemic, including the effects of low interest rates on our mortgage insurance and investment portfolios. Further, the market volatility stemming from the COVID-19 pandemic has caused a disruption in the market for reinsurance, including new mortgage insurance-linked notes transactions, that could impact our ability to execute future risk distribution transactions on favorable terms.
In recent years, participants in the private mortgage insurance industry, including Radian, have helped increase the financial strength and flexibility of the mortgage insurance industry by engaging in a range of risk distribution strategies and refining their risk-based pricing frameworks. Our expanded use of risk distribution is expected to manage the risk profile and financial volatility of our mortgage insurance portfolio through economic cycles. We have distributed risk through third-party quota share and excess-of-loss reinsurance arrangements, as well as through the capital markets by using mortgage insurance-linked notes transactions, all of which are designed to provide additional claims paying resources during periods of economic stress. As of June 30, 2020, 61% of our primary RIF is subject to a form of risk distribution and our estimated reinsurance recoverables related to our mortgage insurance portfolio was $55.2 million. Through our use of risk distribution structures, we have reduced our required capital and enhanced our projected return on capital, and these structures are expected to provide a level of protection in periods of economic stress such as we are currently experiencing.
In addition to the increased use of risk distribution, the mortgage insurance industry has continued to shift to a pricing environment where a variety of pricing methodologies and pricing levels are deployed with differing degrees of risk-based granularity. This shift away from a predominately rate card-based pricing model and the increase in “black box” and other pricing frameworks provides a more dynamic pricing capability that allows for more frequent pricing changes throughout the mortgage insurance industry and the ability to respond to macroeconomic shifts more quickly. See “—COVID-19 Impacts” below for discussion about our response to the pandemic, including pricing adjustments.
COVID-19 Impacts
The COVID-19 pandemic has significantly impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, disrupted the housing finance system and real estate markets and increased unemployment levels. In addition, the pandemic has resulted in travel restrictions, temporary business shutdowns, and stay-at-home, quarantine, and similar orders, and even as some businesses have been reopened, numerous operating limitations such as social distancing and extensive health and safety measures have limited operations, all of which has further contributed to the rapid and significant rise in unemployment, which may continue to rise if the current disruption is prolonged.
As a result of the COVID-19 pandemic and its impact on the economy, including the significant increase in unemployment levels, we have experienced a material increase in new defaults, including as a result of mortgage payment forbearance programs. The increase in the number of new mortgage defaults resulting from the COVID-19 pandemic negatively impacted our results of operations in the second quarter of 2020 and this negative impact could continue in future quarters, primarily due to the need to increase our reserve for losses related to the volume of new defaults. See Note 2 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for discussion of the reserving methodology for the mortgage insurance industry. As a result of this material increase in new defaults, our primary default rate at June 30, 2020 increased to

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

6.5% compared to 2.0% at December 31, 2019, and we currently expect this rate to peak in the approximate range of 8-9% sometime later this year or in early 2021. We expect the elevated levels of both total defaults and new defaults, including defaults related to forbearances, to continue, although the number and duration of new defaults and, in turn, the number of defaults that ultimately result in claims will depend on a variety of factors, including the scope, severity and duration of the COVID-19 pandemic, the resulting impact on the economy, including with respect to unemployment and housing prices, and the effectiveness of forbearance and other government efforts such as financial stimulus programs, including expanded unemployment benefits, to provide economic and individual relief to assist homeowners. Similarly, the number and rate of total defaults is difficult to predict and, in addition to the foregoing factors will depend on other factors, including the number and timing of Cures and claims paid and the net impact on IIF from our Persistency Rate and future NIW. See “Item 1A. Risk Factors” for additional discussion of these factors and other risks and uncertainties.
The increase in new defaults resulting from the COVID-19 pandemic may also affect our ability to remain compliant with the PMIERs financial requirements. Our Master Policies generally provide that a default occurs when a borrower misses one monthly payment, regardless of why the payment was missed, including if the payment was deferred under a forbearance program. Once two missed payments have occurred, the PMIERs characterize a loan as “non-performing” and require us to establish an increased Minimum Required Asset factor for that loan regardless of the reason for the missed payments. However, as further described in “Item 1A. Risk Factors—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity,” pursuant to the COVID-19 Amendment that temporarily amends the PMIERs, a Disaster Related Capital Charge that effectively reduces the Minimum Required Asset factor by 70% is to be applied to all COVID-19 Defaulted Loans for up to four months beginning with the month of the Initial Missed Payment, or if greater, the period of time that the loan is subject to a forbearance plan, repayment plan or loan modification trial period granted in response to a financial hardship related to COVID-19. The current broad-based application of the Disaster Related Capital Charge has significantly reduced the total amount of assets that Radian Guaranty otherwise would be required to hold against COVID-19 Defaulted Loans. Nonetheless, the overall volume of new defaults resulting from the pandemic, even after giving effect to the Disaster Related Capital Charge, resulted in an increase in Radian Guaranty’s Minimum Required Assets and a decrease in Radian Guaranty’s excess of Available Assets over Minimum Required Assets (PMIERs “cushion”) as of June 30, 2020. While we expect Radian Guaranty to continue to maintain its eligibility status with the GSEs, there are possible scenarios in which the projected increase in new defaults could impact Radian Guaranty’s ability to comply with the PMIERs financial requirements and could require us to contribute additional capital to Radian Guaranty, which could negatively impact our holding company liquidity.
Further, the impact of the COVID-19 pandemic, including as a result of government stimulus efforts in response to the pandemic, has resulted in a historically low interest rate environment. As discussed above, this low interest rate environment contributed to strong NIW volume in the second quarter of 2020, including a significant increase in the level of refinance activity. The ultimate profitability of our mortgage insurance business is affected by the impact of mortgage prepayment speeds. The increase in policy cancellations associated with the high level of refinance activity in the second quarter of 2020 reduced our Persistency Rate, and in turn, negatively impacted the growth of our IIF, which is one of the primary drivers of future premiums that we expect to earn over time. If refinance activity remains elevated, resulting in earlier than anticipated loan prepayments, it could result in a decrease in our future revenues, particularly from our Recurring Premium Policies. The low interest rate environment also materially affected our investment portfolio in the second quarter of 2020, resulting in significant unrealized gains on investments, and could result in the recognition of lower net investment income in future periods if the current low interest rate environment persists and we must reinvest cash flows in lower yielding securities. In addition, the negative impacts to the global economy could result in increased defaults on corporate bonds and other financial instruments, which could increase the frequency and severity of impairments in our investment portfolio. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about our investments.
As further described in this report, although we are uncertain of the potential magnitude or duration of the business and economic impacts of the COVID-19 pandemic, we believe the resulting increased financial requirements under the PMIERs, reduced Persistency Rates due to a low interest rate environment and increased reserves for losses due to higher new defaults will negatively affect our business, results of operations and financial condition. The ultimate significance of COVID-19 on our businesses will depend on, among other things: the extent and duration of the pandemic, the severity of and number of people infected with the virus and whether an effective anti-viral treatment or vaccine is developed; the wider economic effects of the pandemic and the scope and duration of governmental and other third party measures restricting day-to-day life and business operations; and governmental and GSE programs implemented to assist borrowers experiencing a COVID-19-related hardship, including forbearance programs and suspensions of foreclosures and evictions. See “Item 1A. Risk Factors—The COVID-19 pandemic has adversely impacted our business, and its ultimate impact on our business and financial results will depend on

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.”
In response to the COVID-19 pandemic, we suspended our share repurchase program, aligned our business with the temporary origination and servicing guidelines announced by the GSEs, and, primarily through our RADAR Rates “black box” pricing framework, we increased our pricing and made adjustments to our underwriting guidelines to account for the increased risk and uncertainty posed by the COVID-19 pandemic. In addition, we have taken a number of actions to focus on protecting and supporting our workforce, while continuing to serve our customers with excellence and support our communities. We have activated our business continuity program by transitioning to a work-from-home virtual workforce model with certain essential activities supported by limited staff in controlled office environments, and in order to support our communities during this unprecedented time, we have, among other things, pledged financial support to certain charitable organizations focused on assisting first responders, health care workers and their families. Further actions to respond to the COVID-19 pandemic and comply with governmental regulations and government and GSE programs adopted in response to the pandemic may be necessary as conditions continue to evolve.
Despite the risks and uncertainties posed by COVID-19, we believe that the steps we have taken in recent years, such as improving our debt maturity profile, enhancing our financial flexibility, implementing greater risk-based granularity into our pricing and increasing our use of risk distribution strategies to lower the risk profile and financial volatility of our mortgage insurance portfolio, will help position the Company to better withstand the negative effects from macroeconomic stresses associated with the COVID-19 pandemic, such as we expect to continue in future periods.
Legislative and Regulatory Developments
Our subsidiaries are subject to comprehensive regulations and other requirements. In addition to the discussion below, see “Item 1. Business—Regulation” in our 2019 Form 10-K for a discussion of the regulations that impact our business, as well as legislative and regulatory developments affecting the housing finance industry.
PMIERs. In order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. Radian Guaranty currently is an approved mortgage insurer under the PMIERs. See “Liquidity and Capital Resources—Mortgage” for further discussion about PMIERs. For a discussion of the impact of the COVID-19 pandemic on our PMIERs eligibility and the most recent amendments to the PMIERs that were adopted in response to the COVID-19 pandemic and became effective June 30, 2020, see “Item 1A. Risk Factors—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity.”
CARES Act. On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, provides: (i) loans, loan guarantees, grants, assistance payments, contracts and tax incentives to eligible businesses; (ii) tax relief for businesses, including a five-year NOL carryback, payroll tax relief and other provisions; (iii) direct cash assistance for individuals; and (iv) emergency funding for hospitals and assistance to state and local governments responding to the COVID-19 pandemic. In addition, under the CARES Act, upon request by borrowers of federally backed mortgage loans who attest to financial hardship related to the pandemic, mortgage servicers are required to provide these borrowers with up to 180 days forbearance on their mortgage payments, which may be extended for an additional 180 days upon request, without requiring validation by the borrowers of their hardship. The GSEs have amended their forbearance programs to align with the CARES Act, and we understand that a significant number of borrowers are participating in such programs, which we expect will increase the number of defaults in our mortgage insurance portfolio and negatively impact our results of operations, financial condition and Minimum Required Assets under the PMIERs in future periods. See “Item 1A. Risk Factors” for additional information on the potential impacts of the CARES Act on the GSEs, loan servicers and our PMIERs financial requirements.
Qualified Mortgage (QM) Requirements - Ability to Repay Requirements. Pursuant to the Dodd Frank Act, the Ability to Repay Rule requires mortgage lenders to make a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan. The Dodd-Frank Act provides that a creditor may presume that a borrower will be able to repay a loan if the loan has certain low-risk characteristics that meet the definition of a qualified mortgage, or QM (“QM Rule”). In adopting the QM Rule, the CFPB established rigorous underwriting and product feature requirements for the loans to be deemed qualified mortgages. Within those regulations, the CFPB created a special exemption for the GSEs that is generally referred to as the QM Patch and allows any loan that meets the GSE underwriting and product guidelines to be a QM. The QM Patch currently terminates on the earlier of the end of the GSEs’ conservatorship or January 10, 2021. For additional information about the QM Rule and the QM Patch, see “Item 1. Business—Regulatory—Federal Regulation—The Dodd Frank Act” in our 2019 Form 10-K.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

In June 2020, the CFPB issued for comment a proposed new definition of QM (the “New QM Definition”) that would replace the 43% debt-to-income ratio limit from the current definition of a QM (the “Current QM Definition”) with a new pricing-based loan definition such that QM status would be determined based on a loan’s price in relation to the Average Prime Offer Rate (“APOR”). As part of a separate proposed rule, the CFPB also has proposed that the expiration of the QM Patch be extended until the earlier of the finalization of a new QM definition or when the GSEs exit conservatorship. For more information regarding the CFPB’s proposed New QM Definition and the risks it may present for us, see “Item 1A. Risk Factors—A decrease in the volume of mortgage originations could result in fewer opportunities for us to write new mortgage insurance business and conduct our Real Estate business.”
Enterprise Regulatory Capital Framework (ECF). As part of its priority to recapitalize the GSEs, the FHFA is seeking to finalize capital requirements for the GSEs. In May 2020, the FHFA issued for comment a re-proposed ECF for the GSEs, which among other things, would: (i) significantly increase the capital requirements of the GSEs; (ii) decrease the capital credit provided to the GSEs by credit risk transfer transactions; and (iii) reduce the overall capital relief extended to the GSEs for loans with private mortgage insurance. We believe the FHFA is committed to finalizing the ECF in the near term, although the ultimate form and timing of the final rule is uncertain. If and when the ECF is finalized, we anticipate that the GSEs will seek to amend the PMIERs financial requirements to align with the final form of the ECF. For more information regarding the ECF and its potential impact on our business, see “Item 1.A Risk Factors—Changes in the charters, business practices, or role of the GSEs in the U.S. housing market generally, could significantly impact our businesses.”
Quarterly Highlights and Recent Company Developments
During the second quarter of 2020, as expected, we saw an increase in the number of new primary defaults, which include defaults of loans subject to forbearance programs implemented in response to the COVID-19 pandemic. As a result, our financial results for the three months ended June 30, 2020 include provision for losses of $304.4 million. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on reserve for losses.
In addition, based on the current level of defaults reported to us, the insurance-linked notes issued by the Eagle Re Issuers in connection with our Excess-of-Loss Program are currently subject to a delinquency trigger event, which was reported to the insurance-linked note investors on June 25, 2020. Both the amortization of the outstanding reinsurance coverage amount pursuant to our reinsurance arrangements with the Eagle Re Issuers and the amortization of the principal amount of the related insurance-linked notes issued by the Eagle Re Issuers have been suspended and will continue to be suspended during the pendency of the trigger event. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our Excess-of-Loss Program.
During the second quarter of 2020, we improved our capital and liquidity positions through the extension of the maturity of our unsecured revolving credit facility and the issuance of $525 million aggregate principal amount of Senior Notes due 2025. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our borrowings and financing activities.
Key Factors Affecting Our Results
The key factors affecting our results are discussed in our 2019 Form 10-K. There have been no material changes to these key factors.
Results of Operations—Consolidated
Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three and six months ended June 30, 2020 and June 30, 2019 primarily reflect the financial results and performance of our two reportable business segments—Mortgage and Real Estate. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding recent modifications to our segment reporting, including the related allocations and the impacts of the sale of Clayton in January 2020 and subsequent organizational changes made in the first quarter of 2020. See “Results of Operations—Mortgage” and “Results of Operations—Real Estate” for the operating results of these business segments for the three and six months ended June 30, 2020, compared to the same periods in 2019.
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

The following table highlights selected information related to our consolidated results of operations for the three and six months ended June 30, 2020 and 2019:

			Change			Change
	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
(In millions, except per-share amounts)	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Pretax income (loss)	$(42.2)	$209.5	$(251.7)	$139.1	$425.7	$(286.6)
Net income (loss)	(30.0)	166.7	(196.7)	110.5	337.7	(227.2)
Diluted net income (loss) per share	(0.15)	0.78	(0.93)	0.56	1.56	(1.00)
Book value per share at June 30	20.82	18.42	2.40	20.82	18.42	2.40

Net premiums earned (1)	249.3	299.2	(49.9)	526.7	562.7	(36.0)
Services revenue (2)	28.1	39.3	(11.2)	60.0	72.1	(12.1)
Net investment income (1)	38.7	43.8	(5.1)	79.7	87.6	(7.9)
Net gains (losses) on investments and other financial instruments	47.3	12.5	34.8	25.2	34.4	(9.2)
Provision for losses (1)	304.4	47.4	(257.0)	340.4	68.2	(272.2)
Cost of services (2)	18.0	27.8	9.8	40.1	52.0	11.9
Other operating expenses	60.6	70.0	9.4	129.7	148.9	19.2
Interest expense (1)	16.7	15.0	(1.7)	28.9	30.7	1.8
Loss on extinguishment of debt	—	16.8	16.8	—	16.8	16.8
Income tax provision (benefit)	(12.3)	42.8	55.1	28.6	88.0	59.4
Adjusted pretax operating income (loss) (3)	(88.5)	215.9	(304.4)	116.1	417.9	(301.8)
Adjusted diluted net operating income (loss) per share (3)	(0.36)	0.80	(1.16)	0.46	1.52	(1.06)

Return on equity	(3.1)%	17.8%	(20.9)%	5.5%	18.6%	(13.1)%
Adjusted net operating return on equity (3)	(7.1)%	18.2%	(25.3)%	4.6%	18.2%	(13.6)%
______________________
(1)Relates primarily to the Mortgage segment. See “Results of Operations—Mortgage” for more information.
(2)Relates primarily to our Real Estate segment. See “Results of Operations—Real Estate” for more information.
(3)See “—Use of Non-GAAP Financial Measures” below.
Net Income (Loss). As discussed in more detail below, our results for the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily reflect: (i) an increase in provision for losses and (ii) a decrease in net premiums earned. Partially offsetting these items is: (i) a decrease in loss on extinguishment of debt; (ii) a decrease in our income tax provision; and (iii) a decrease in other operating expenses. Our results for the three months ended June 30, 2020, compared to the same period in 2019, also reflect an increase in net gains on investments and other financial instruments.
Diluted Net Income (Loss) Per Share. The change in diluted net income (loss) per share for the three and six months ended June 30, 2020, compared to the same periods in 2019, is primarily due to the change in net income (loss), as discussed above.
Book Value Per Share. The increase in book value per share from $20.13 at December 31, 2019, to $20.82 at June 30, 2020, is primarily due to: (i) our net income for the six months ended June 30, 2020 and (ii) an increase of $0.51 per share due to net unrealized gains in our available for sale securities, recorded in accumulated other comprehensive income. Partially offsetting these items is: (i) a $0.25 per share impact of dividends and (ii) a $0.11 per share net impact of our share repurchases for the six months ended June 30, 2020, inclusive of the cost of these repurchases.
Net Gains (Losses) on Investments and Other Financial Instruments. The increase in net gains on investments and other financial instruments for the three months ended June 30, 2020, as compared to the same period in 2019, is primarily due to: (i) the increase in unrealized gains on our equity and trading securities related to changes in fair value resulting from an increase in equity markets and tighter credit-spreads and an increase in net realized gains on our fixed-maturities available for sale and (ii)

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

the increase in the fair value of our embedded derivatives. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about our embedded derivatives associated with reinsurance obtained through mortgage insurance-linked notes transactions. The decrease in net gains on investments and other financial instruments for the six months ended June 30, 2020, as compared the same period in 2019, is primarily due to the decrease in unrealized gains in our equity and trading securities related to changes in fair value resulting from a decline in equity markets and wider credit-spreads, partially offset by net realized gains on our fixed-maturities available for sale. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on net gains (losses) on investments.
Other Operating Expenses. Other operating expenses for the three and six months ended June 30, 2020 decreased as compared to the same periods in 2019, primarily due to: (i) a decrease in compensation expense in 2020, including variable and share-based compensation and (ii) a decrease in technology-related expenses. Other operating expenses for the three months ended June 30, 2020 as compared to the same period in 2019, also include a decrease in ceding commissions.
Income Tax Provision (Benefit). Our effective tax rate was 29.1% and 20.5% for the three and six months ended June 30, 2020, respectively, as compared to 20.4% and 20.7% for the same periods in 2019, respectively. This resulted in a $12.3 million tax benefit and a $28.6 million tax provision, respectively, for the three and six months ended June 30, 2020 as compared to a $42.8 million and $88.0 million tax provision, respectively, for the corresponding periods of 2019. The increase in our effective tax rate for the three months ended June 30, 2020 was primarily due to the proportional effects of our permanent book-to-tax adjustments to our pretax loss for the three-month period. Our permanent book-to-tax adjustments were primarily driven by additional tax benefits associated with the accounting for employee share-based payments and market value fluctuations associated with our company owned life insurance. Our effective tax rate for the six months ended June 30, 2020, and the three and six months ended June 30, 2019, approximated the federal statutory tax rate of 21%.
Return on Equity. The change in return on equity is primarily due to the net loss for the three months ended June 30, 2020, as described above.
Use of Non-GAAP Financial Measures. In addition to the traditional GAAP financial measures, we have presented “adjusted pretax operating income (loss),” “adjusted diluted net operating income (loss) per share” and “adjusted net operating return on equity,” which are non-GAAP financial measures for the consolidated company, among our key performance indicators to evaluate our fundamental financial performance. These non-GAAP financial measures align with the way our business performance is evaluated by both management and by our board of directors. These measures have been established in order to increase transparency for the purposes of evaluating our operating trends and enabling more meaningful comparisons with our peers. Although on a consolidated basis “adjusted pretax operating income (loss),” “adjusted diluted net operating income (loss) per share” and “adjusted net operating return on equity” are non-GAAP financial measures, for the reasons discussed above we believe these measures aid in understanding the underlying performance of our operations. Our senior management, including our chief operating decision maker, uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of the Company’s business segments and to allocate resources to the segments.
Adjusted pretax operating income (loss) is defined as GAAP consolidated pretax income (loss) excluding the effects of: (i) net gains (losses) on investments and other financial instruments; (ii) loss on extinguishment of debt; (iii) amortization and impairment of goodwill and other acquired intangible assets; and (iv) impairment of other long-lived assets and other non-operating items, such as gains (losses) from the sale of lines of business and acquisition-related income and expenses. Adjusted diluted net operating income (loss) per share is calculated by dividing (i) adjusted pretax operating income (loss) attributable to common stockholders, net of taxes computed using the Company’s statutory tax rate, by (ii) the sum of the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Adjusted net operating return on equity is calculated by dividing annualized adjusted pretax operating income (loss), net of taxes computed using the Company’s statutory tax rate, by average stockholders’ equity, based on the average of the beginning and ending balances for each period presented. See Note 4 of Notes to Consolidated Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated—Use of Non-GAAP Financial Measures” each in our 2019 Form 10-K for detailed information regarding items excluded from adjusted pretax operating income and the reasons for their treatment.
Total adjusted pretax operating income (loss), adjusted diluted net operating income (loss) per share and adjusted net operating return on equity are not measures of overall profitability, and therefore should not be considered in isolation or viewed as substitutes for GAAP pretax income (loss), diluted net income (loss) per share or return on equity. Our definitions of adjusted pretax operating income (loss), adjusted diluted net operating income (loss) per share and adjusted net operating return on equity may not be comparable to similarly-named measures reported by other companies.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

The following tables provide reconciliations of the most comparable GAAP measures of consolidated pretax income (loss), diluted net income (loss) per share and return on equity, to our non-GAAP financial measures for the consolidated company of adjusted pretax operating income (loss), adjusted diluted net operating income (loss) per share and adjusted net operating return on equity, respectively:

Reconciliation of Consolidated Pretax Income (Loss) to Adjusted Pretax Operating Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Consolidated pretax income (loss)	$(42,224)	$209,545	$139,069	$425,681
Less reconciling income (expense) items:
Net gains (losses) on investments and other financial instruments	47,276	12,540	25,249	34,453
Loss on extinguishment of debt	—	(16,798)	—	(16,798)
Amortization and impairment of other acquired intangible assets	(979)	(2,139)	(1,958)	(4,326)
Impairment of other long-lived assets and other non-operating items (1)	(22)	103	(322)	(5,557)
Total adjusted pretax operating income (loss) (2)	$(88,499)	$215,839	$116,100	$417,909

______________________
(1)The amount for the six months ended June 30, 2019 primarily relates to impairments of other long-lived assets and is included in other operating expenses on the condensed consolidated statement of operations.
(2)Total adjusted pretax operating income (loss) on a consolidated basis consists of adjusted pretax operating income (loss) for our Mortgage segment, our Real Estate segment and All Other activities, as further detailed in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

Reconciliation of Diluted Net Income (Loss) Per Share to Adjusted Diluted Net Operating Income (Loss) Per Share
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Diluted net income (loss) per share	$(0.15)	$0.78	$0.56	$1.56

Less per-share impact of reconciling income (expense) items:
Net gains (losses) on investments and other financial instruments	0.24	0.06	0.13	0.16
Loss on extinguishment of debt	—	(0.08)	—	(0.08)
Amortization and impairment of other acquired intangible assets	(0.01)	(0.01)	(0.01)	(0.02)
Impairment of other long-lived assets and other non-operating items	—	—	—	(0.02)
Income tax (provision) benefit on reconciling income (expense) items (1)	(0.05)	0.01	(0.02)	(0.01)
Difference between statutory and effective tax rates	0.03	—	—	0.01
Per-share impact of reconciling income (expense) items	0.21	(0.02)	0.10	0.04
Adjusted diluted net operating income (loss) per share (1)	$(0.36)	$0.80	$0.46	$1.52

______________________
(1)Calculated using the Company’s federal statutory tax rate of 21%. Any permanent tax adjustments and state income taxes on these items have been deemed immaterial and are not included.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Reconciliation of Return on Equity to Adjusted Net Operating Return on Equity (1)
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Return on equity (1)	(3.1)%	17.8%	5.5%	18.6%
Less impact of reconciling income (expense) items: (2)
Net gains (losses) on investments and other financial instruments	4.8	1.3	1.3	1.9
Loss on extinguishment of debt	—	(1.8)	—	(0.9)
Amortization and impairment of other acquired intangible assets	(0.1)	(0.2)	(0.1)	(0.2)
Impairment of other long-lived assets and other non-operating items	—	—	—	(0.3)
Income tax (provision) benefit on reconciling income (expense) items (3)	(1.0)	0.1	(0.2)	(0.1)
Difference between statutory and effective tax rates	0.3	0.2	(0.1)	—
Impact of reconciling income (expense) items	4.0	(0.4)	0.9	0.4
Adjusted net operating return on equity	(7.1)%	18.2%	4.6%	18.2%

______________________
(1)Calculated by dividing annualized net income (loss) by average stockholders’ equity, based on the average of the beginning and ending balances for each period presented.
(2)Annualized, as a percentage of average stockholders’ equity.
(3)Calculated using the Company’s federal statutory tax rate of 21%. Any permanent tax adjustments and state income taxes on these items have been deemed immaterial and are not included.
Results of Operations—Mortgage
Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019
The following table summarizes our Mortgage segment’s results of operations for the three and six months ended June 30, 2020 and 2019:

			$ Change			$ Change
	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
(In millions)	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Adjusted pretax operating income (loss) (1) (2)	$(88.3)	$214.7	$(303.0)	$117.3	$418.3	$(301.0)
Net premiums written	229.5	265.3	(35.8)	490.4	516.9	(26.5)
(Increase) decrease in unearned premiums	18.1	31.0	(12.9)	32.2	41.2	(9.0)
Net premiums earned	247.6	296.3	(48.7)	522.6	558.1	(35.5)
Net investment income	34.7	37.9	(3.2)	70.9	76.6	(5.7)
Provision for losses	304.0	47.2	(256.8)	339.3	68.0	(271.3)
Policy acquisition costs	6.0	6.2	0.2	13.4	12.1	(1.3)
Other operating expenses (2)	43.9	52.5	8.6	96.7	108.3	11.6
Interest expense	19.2	15.0	(4.2)	31.4	30.7	(0.7)
______________________
(1)Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

(2)Includes allocation of corporate operating expenses of $25.2 million and $54.3 million for the three and six months ended June 30, 2020, respectively, and $24.4 million and $50.0 million for the same periods in 2019, respectively. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our allocation of corporate operating expenses to segments.
Adjusted Pretax Operating Income (Loss). Our Mortgage segment’s adjusted pretax operating loss for the three and six months ended June 30, 2020, compared to adjusted pretax operating income for the same periods in 2019, primarily reflects: (i) an increase in provision for losses and (ii) a decrease in net premiums earned. Partially offsetting these items are a decrease in other operating expenses. See “—NIW, IIF, RIF —Net Premiums Written and Earned” and “—NIW, IIF, RIF—Provision for Losses” for more information about our net premiums earned and provision for losses, respectively.
NIW, IIF, RIF
A key component of our current business strategy is to write profitable NIW. We wrote $25.5 billion and $42.1 billion of primary new mortgage insurance in the three and six months ended June 30, 2020, respectively, compared to $18.5 billion and$29.4 billion of NIW in the three and six months ended June 30, 2019, respectively. Our NIW for the second quarter of 2020, partially offset by cancellations and amortization within our existing portfolio, resulted in an increase in IIF to $241.3 billion at June 30, 2020, from $240.6 billion at December 31, 2019 as shown in the chart below.

Primary Insurance in Force (1)
$250
$200
$150
$100
$50
$0
Primary Insurance in Force ($ in billions)
$241.3
17.2%
24.2%
13.7%
12.6%
10.2%
15.0%
7.1%
$240.6
28.0%
17.8%
15.8%
12.2%
18.3%
7.9%
$230.8
12.5%
22.1%
19.0%
14.7%
22.6%
9.1%
June 30, 2020
December 31, 2019
June 30, 2019
Vintage
Written in 2020
Written in 2019
Written in 2018
Written in 2017
Written in 2016
Written 2009 - 2015
Written in 2008 & Prior (2)

______________________
(1)Policy years represent the original policy years, and have not been adjusted to reflect subsequent refinancing activity under HARP.
(2)Adjusted to reflect subsequent refinancing activity under HARP, these percentages would decrease to 4.2%, 4.7% and 5.3% as of June 30, 2020, December 31, 2019 and June 30, 2019, respectively.
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
Our earnings in future periods are subject to elevated risks and uncertainties due to the potential impact of the unprecedented and continually evolving social and economic impacts associated with the current COVID-19 pandemic on the

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

U.S. and global economies generally, and in particular on the U.S. housing, real estate and housing finance markets. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about the COVID-19 pandemic, which could have a material negative effect on the Company’s business, liquidity, results of operations and financial condition. See “Overview—COVID-19 Impacts” and “Item 1A. Risk Factors” for additional information.
Our NIW increased by 37.3% and 43.2% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, due to a strong mortgage origination market including higher refinance activity, aided by a historically low interest rate environment, and increased private mortgage insurance penetration rates. Generally, we believe, notwithstanding the adverse impacts of the pandemic, that total mortgage origination volume was higher for the three and six months ended June 30, 2020, as compared to the comparable periods in 2019, due to a significant increase in refinance originations driven largely by lower interest rates.
Although it is difficult to project future volumes, industry sources expect the total mortgage origination market for the full year 2020 to increase compared to 2019, driven by an increase in refinance originations as a result of lower interest rates. Based on industry forecasts and our projections, we currently expect our NIW in 2020 to be more than $75 billion, although the risks and uncertainties related to this projection have increased due to the COVID-19 pandemic, as described above. See “Item 1A. Risk Factors” for more information.
Historical loan performance data indicates that credit scores and underwriting quality are key drivers of credit performance. As of June 30, 2020, our portfolio of business written subsequent to 2008, including refinancings under HARP, represented approximately 95.8% of our total primary RIF. Loan originations after 2008 have consisted primarily of high credit quality loans with significantly better credit performance than loans originated during prior periods. The volume of insurance that we have written on high credit quality loans after 2008 has significantly improved our mortgage insurance portfolio mix. To date, our actual and expected future losses on our portfolio written after 2008, together with refinancings under HARP, have been significantly lower than those experienced on our NIW prior to and including 2008. However, the impact to our future losses from the COVID-19 pandemic, including from recent and continuing increases in unemployment, which may be prolonged, is highly uncertain.

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

Primary NIW
	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Total primary NIW	$25,459	$18,539	$42,143	$29,420
Total primary risk written	$5,864	$4,552	$9,758	$7,280
Average coverage percentage	23.0%	24.6%	23.2%	24.7%

Primary NIW by Loan Purpose:
Purchases	56.4%	89.8%	60.3%	90.7%
Refinances	43.6%	10.2%	39.7%	9.3%

Primary NIW by Premium Type:
Direct Monthly and Other Recurring Premiums	84.7%	83.3%	83.3%	83.3%
Direct single premiums:
Borrower-paid	13.6	14.2	14.8	13.7
Lender-paid (1)	1.7	2.5	1.9	3.0
Total	100.0%	100.0%	100.0%	100.0%

Total borrower-paid	97.8%	96.5%	97.4%	96.0%

Primary NIW by FICO Score (2) :
>=740	67.3%	62.2%	66.6%	60.5%
680-739	30.1%	32.5%	30.5%	33.3%
620-679	2.6%	5.3%	2.9%	6.2%

Primary NIW by LTV:
95.01% and above	8.3%	20.5%	8.9%	20.2%
90.01% to 95.00%	36.4%	38.1%	36.9%	39.1%
85.01% to 90.00%	29.8%	26.9%	30.0%	27.1%
85.00% and below	25.5%	14.5%	24.2%	13.6%
______________________
(1)Lender-paid Single Premium Policies have higher Minimum Required Assets under the PMIERs as compared to borrower-paid Single Premium Policies. See “Item 1. Business—Regulation—GSE Requirements—PMIERs—Private Mortgage Insurer Eligibility Requirements” in our 2019 Form 10-K for additional information.
(2)For loans with multiple borrowers, the percentage of primary NIW by FICO score represents the lowest of the borrowers’ FICO scores.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Primary IIF and RIF
($ in millions)	June 30, 2020	December 31, 2019	June 30, 2019
Total primary IIF	$241,306	$240,558	$230,756
Total primary RIF	$60,311	$60,921	$59,057
Average coverage percentage	25.0%	25.3%	25.6%

Total primary RIF on defaulted loans	$4,263	$1,061	$986
Percentage of RIF in default	7.1%	1.7%	1.7%

Persistency Rate (12 months ended)	70.2%	78.2%	83.4%
Persistency Rate (quarterly, annualized) (1)	63.8%	75.0%	80.8%

Net premium yield (in basis points) (2)	43.4	49.1	49.4

Primary RIF by Premium Type:
Direct Monthly and Other Recurring Premiums	73.8%	72.4%	71.2%
Borrower-paid	9.9	9.1	8.0
Lender-paid (3)	16.3	18.5	20.8
Direct single premiums	26.2	27.6	28.8
Total	100.0%	100.0%	100.0%

Total borrower-paid	81.2%	78.9%	76.4%

Primary RIF by FICO Score (4) :
>=740	57.4%	56.9%	55.7%
680-739	34.3%	34.2%	34.6%
620-679	7.7%	8.2%	8.9%
<=619	0.6%	0.7%	0.8%

Primary RIF by LTV:
95.01% and above	14.2%	14.2%	13.2%
90.01% to 95.00%	50.4%	51.3%	52.5%
85.01% to 90.00%	28.1%	27.9%	28.2%
85.00% and below	7.3%	6.6%	6.1%

Primary RIF by Policy Year:
2008 and prior	7.2%	7.8%	8.9%
2009 - 2013	6.3%	7.5%	9.3%
2014	3.6%	4.3%	5.3%
2015	6.1%	7.4%	8.9%
2016	10.6%	12.5%	14.8%
2017	13.0%	16.0%	18.9%
2018	14.0%	17.9%	21.8%
2019	23.3%	26.6%	12.1%
2020	15.9%	—%	—%
______________________
(1)The Persistency Rate on a quarterly, annualized basis is calculated based on loan-level detail for the quarter ending as of the date shown. It may be impacted by seasonality or other factors, including the level of refinance activity during the applicable periods, and may not be indicative of full-year trends.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

(2)Calculated by dividing net premiums earned by average primary IIF. For December 31, 2019 and June 30, 2019, includes a 1.4 basis point increase resulting from the impact of the cumulative adjustments in 2019 related to an update to the amortization rates used to recognize revenue for Single Premium Policies. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for further information. Also incorporates the impact of profit commission adjustments related to our Single Premium QSR Program, including a significant impact for June 30, 2020 due to increased ceded losses. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.
(3)Lender-paid Single Premium Policies have higher Minimum Required Assets under the PMIERs as compared to borrower-paid Single Premium Policies.
(4)For loans with multiple borrowers, the percentage of primary RIF by FICO score represents the lowest of the borrowers’ FICO scores.
Net Premiums Written and Earned. Net premiums written for the three and six months ended June 30, 2020 decreased compared to the same periods in 2019, due primarily to an increase in ceded premiums resulting from an adjustment to accrued profit commissions related to increased losses. Also impacting the decrease in net premiums earned for the three and six months ended June 30, 2020 as compared to the same periods in 2019 is the $32.9 million cumulative adjustment in 2019 related to an update to the amortization rates used to recognize revenue for Single Premium Policies. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for further information. This decrease for the three and six months ended June 30, 2020 was partially offset by an increase in single premium policy cancellations, primarily due to an increase in refinance activity, as compared to the same periods in 2019.
The table below provides additional information about the components of mortgage insurance net premiums earned for the periods indicated, including the effects of our reinsurance programs.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019		2020	2019
Net premiums earned:
Direct
Premiums earned, excluding revenue from cancellations	$263,468	$315,109	(1)	$538,115	$583,605	(1)
Single Premium Policy cancellations	50,023	15,793		74,156	25,750
Direct	313,491	330,902	(1)	612,271	609,355	(1)

Assumed (2)	3,197	2,481		6,653	4,931

Ceded
Premiums earned, excluding revenue from cancellations	(26,493)	(53,948)	(1)	(55,102)	(78,434)	(1)
Single Premium Policy cancellations (2)	(14,424)	(4,833)		(21,607)	(7,786)
Profit commission—other (4)	(28,175)	21,732	(1)	(19,620)	30,046	(1)
Ceded premiums, net of profit commission	(69,092)	(37,049)	(1)	(96,329)	(56,174)	(1)

Total net premiums earned	$247,596	$296,334	(1)	$522,595	$558,112	(1)

______________________
(1)Includes a cumulative adjustment to unearned premiums recorded in the second quarter of 2019 related to an update to the amortization rates used to recognize revenue for Single Premium Policies. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.
(2)Includes premiums earned from our participation in certain credit risk transfer programs.
(3)Includes the impact of related profit commissions.
(4)The amounts represent the profit commission on the Single Premium QSR Program, excluding the impact of Single Premium Policy cancellations.
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
We experienced a decrease in our total mix of Single Premium Policies to 15.3% and 16.7% of our NIW for the three and six months ended June 30, 2020, compared to 16.7% and 16.7% for the same periods in 2019. Borrower-paid Single Premium Policies were 88.9% and 88.6% of our total direct Single Premium NIW for the three and six months ended June 30, 2020, respectively, compared to 85.0% and 82.0% for the same periods in 2019 (with the balance lender-paid). We expect our production level for Single Premium Policies to fluctuate over time based on various factors, which include risk/return considerations and market conditions.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Ceded premiums earned:
QSR Program	$2,170	$4,605	$4,498	$8,334
Single Premium QSR Program	58,482	24,607	74,866	36,554
Excess-of-Loss Program	8,321	7,662	16,726	10,927
Total ceded premiums earned (1)	$68,973	$36,874	$96,090	$55,815

Percentage of total direct and assumed premiums earned	21.8%	11.0%	15.5%	9.0%

______________________
(1)Does not include ceded premiums earned related to our captive reinsurance arrangements or the benefit from ceding commissions on our Single Premium QSR Programs, which are included in other operating expenses on the condensed consolidated statement of operations. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

The table below provides information about the amounts by which Radian Guaranty’s reinsurance programs reduced its Minimum Required Assets as of the dates indicated.

(In thousands)	June 30, 2020	December 31, 2019 (1)	June 30, 2019 (1)
PMIERs impact - reduction in Minimum Required Assets:
QSR Program	$30,837	$35,382	$41,873
Single Premium QSR Program	517,028	511,695	516,468
Excess-of-Loss Program	970,294	738,386	926,640
Total PMIERs impact	$1,518,159	$1,285,463	$1,484,981

Percentage of gross Minimum Required Assets	32.0%	27.4%	32.2%

______________________
(1)Excludes the impact of intercompany reinsurance agreement with Radian Reinsurance, which was terminated in January 2020. See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Net Investment Income. Lower investment yields, partially offset by higher average investment balances, resulted in decreases in net investment income for the three and six months ended June 30, 2020, compared to the same periods in 2019. Our higher investment balances were a result of investing our positive cash flows from operations and the proceeds from our May 2020 issuance of Senior Notes due 2025.
Provision for Losses. The following table details the financial impact of the significant components of our provision for losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Current period defaults (1)	$309.2	$40.7	$356.6	$73.5
Prior period defaults (2)	(5.3)	6.5	(17.2)	(5.6)
Second-lien mortgage loan premium deficiency reserve and other	0.1	—	(0.1)	0.1
Provision for losses	$304.0	$47.2	$339.3	$68.0

Loss ratio (3)	122.8%	15.9%	64.9%	12.2%

______________________
(1)Related to defaulted loans with a most recent default notice dated in the period indicated. For example, if a loan had defaulted in a prior period, but then subsequently cured and later re-defaulted in the current period, the default would be considered a current period default.
(2)Related to defaulted loans with a default notice dated in a period earlier than the period indicated, which have been continuously in default since that time.
(3)Provision for losses as a percentage of net premiums earned. See below and “—Net Premiums Written and Earned” for further discussion of the components of this ratio.
Our mortgage insurance provision for losses for the three and six months ended June 30, 2020 increased by $256.8 million and $271.3 million, respectively, as compared to the same periods in 2019. Reserves established for new default notices were the primary driver of our total incurred losses for the three and six months ended June 30, 2020 and 2019. Current period new primary defaults increased by 574.7% and 273.1% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. This increase primarily relates to a significant increase in the number of new default notices as a result of the effects of the COVID-19 pandemic, substantially all due to borrowers in forbearance programs. Our gross Default to Claim Rate assumption for new primary defaults was 8.5% at June 30, 2020, compared to 8.0% at June 30, 2019. This increase reflects the estimated impact of a worsening macroeconomic environment, partially offset by the expected beneficial effects of mortgage relief options and protections, including forbearance programs under the CARES Act. In addition, the new defaults reported in 2020 are concentrated in more recent origination vintages and have higher average loan balances, which in turn contributes to higher reserves per new default.
Our provision for losses during the three and six months ended June 30, 2020 benefited from favorable reserve development on prior period defaults, based on favorable observed trends. We did not make any material adjustments to our

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

reserve assumptions during the three and six months ended June 30, 2020 given the increased uncertainty of the potential impacts of the COVID-19 pandemic. See Notes 1 and 10 of Notes to Unaudited Condensed Consolidated Financial Statements and “Item 1A. Risk Factors” for additional information. The favorable development for the six months ended June 30, 2019 was primarily driven by a reduction during the period in certain Default to Claim Rate assumptions for prior year defaults compared to the assumptions used at December 31, 2018, partially offset by an increase in our IBNR reserve estimate during the three months ended June 30, 2019.
Our primary default rate at June 30, 2020 was 6.5% compared to 2.0% at December 31, 2019. The following table shows a rollforward of our primary loans in default:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning default inventory	19,781	20,122	21,266	21,093
New defaults	63,005	9,338	72,965	19,554
Cures	(12,588)	(9,192)	(23,554)	(19,671)
Claims paid (1)	(443)	(604)	(914)	(1,266)
Rescissions and Claim Denials, net of Reinstatements (2)	(13)	(21)	(21)	(67)
Ending default inventory	69,742	19,643	69,742	19,643

______________________
(1)Includes those charged to a deductible or captive reinsurance transactions, as well as commutations.
(2)Net of any previous Rescissions and Claim Denials that were reinstated during the period. Such reinstated Rescissions and Claim Denials may ultimately result in a paid claim.
We develop our Default to Claim Rate estimates based primarily on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. Our gross Default to Claim Rate estimates are mainly developed based on the Stage of Default and time in default of the underlying defaulted loans, as measured by the progress toward foreclosure sale and the number of months in default. See Note 11 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for additional details about our Default to Claim Rate assumptions.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

The following tables show additional information about our primary loans in default as of the dates indicated:

	June 30, 2020
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 2nd Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	56,179	80.5%	108	37.6%	$374,165	56.7%
Four to eleven payments	9,251	13.3	265	20.0	134,417	20.4
Twelve payments or more	3,902	5.6	851	7.0	128,421	19.4
Pending claims	410	0.6	N/A	5.1	23,106	3.5
Total	69,742	100.0%	1,224		660,109	100.0%
IBNR and other					43,342
LAE					16,807
Total primary reserve					$720,258

June 30, 2020
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Claim Severity %
15%	15%	97%

	December 31, 2019
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments:
Three payments or less	10,816	50.9%	125	32.6%	$89,187	26.2%
Four to eleven payments	6,222	29.3	462	21.5	94,912	27.9
Twelve payments or more	3,646	17.1	1,077	7.0	124,534	36.7
Pending claims	582	2.7	N/A	3.7	31,187	9.2
Total	21,266	100.0%	1,664		339,820	100.0%
IBNR and other					40,920
LAE					8,918
Total primary reserve					$389,658

December 31, 2019
Key Reserve Assumptions
Gross Default to Claim Rate %	Net Default to Claim Rate %	Claim Severity %
31%	30%	98%
______________________
N/A – Not applicable
Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was approximately 15% and 30% at June 30, 2020 and December 31, 2019, respectively. This decrease was primarily due to a shift in the mix of defaults during the three months ended June 30, 2020, given the larger proportion of more recent defaults, including defaults of loans subject to forbearance programs implemented in response to the COVID-19 pandemic. Our net Default to Claim Rate and loss reserve estimate incorporates our expectations with respect to future Rescissions, Claim Denials and Claim Curtailments. Our estimate of such net future Loss Mitigation Activities, inclusive of claim withdrawals, reduced our loss reserve as of June 30, 2020 and

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

December 31, 2019 by $26 million and $19 million, respectively. These expectations are based primarily on recent claim withdrawal activity and our recent experience with respect to the number of claims that have been denied due to the policyholder’s failure to submit sufficient documentation to perfect a claim within the time period permitted under our Master Policies and also our recent experience with respect to the number of insurance certificates that have been rescinded due to fraud, underwriter negligence or other factors.
Our mortgage insurance total loss reserve as a percentage of our mortgage insurance total RIF was 1.2% and 0.7% at June 30, 2020 and December 31, 2019, respectively. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our reserves for losses and a reconciliation of our Mortgage segment’s beginning and ending reserves for losses and LAE.
We considered the sensitivity of our loss reserve estimates at June 30, 2020 by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point absolute change in primary Claim Severity for our primary insurance risk exposure (which we estimated to be 97% of our risk exposure at June 30, 2020), we estimated that our total loss reserve at June 30, 2020 would change by approximately $7 million. Assuming the portfolio mix and all other factors remain constant, for every one percentage point absolute change in our primary net Default to Claim Rate, we estimated a $44 million change in our primary loss reserve at June 30, 2020.
Total mortgage insurance claims paid of $22.8 million and $46.2 million for the three and six months ended June 30, 2020, respectively, decreased from claims paid of $32.4 million and $67.0 million for the same respective periods in 2019. The decrease in claims paid is primarily attributable to COVID-19-related forbearance plans and suspensions of foreclosure and evictions. Claims paid in both periods also include the impact of commutations. Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter, based on the rate that defaults cure and other factors (as described in “Item 1. Business—Mortgage Insurance—Defaults and Claims” in our 2019 Form 10-K) that make the timing of paid claims difficult to predict.
The following table shows net claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net claims paid: (1)
Total primary claims paid	$22,144	$31,940	$46,502	$65,300
Total pool and other	639	472	(272)	1,702
Subtotal	22,783	32,412	46,230	67,002
Impact of commutations and settlements (2)	—	15	(56)	15
Total net claims paid	$22,783	$32,427	$46,174	$67,017

Total average net primary claim paid (1) (3)	$47.9	$50.1	$49.2	$49.4

Average direct primary claim paid (3) (4)	$49.0	$51.1	$50.2	$50.1
______________________
(1)Net of reinsurance recoveries.
(2)Includes payments to commute mortgage insurance coverage on certain performing and non-performing loans and the impact of captive terminations.
(3)Calculated without giving effect to the impact of captive reinsurance terminations and other commutations.
(4)Before reinsurance recoveries.
Other Operating Expenses. Other operating expenses for the three and six months ended June 30, 2020 decreased as compared to the same periods in 2019, primarily due to a decrease in technology-related expenses. This decrease in expense for the three months ended June 30, 2020 was partially offset by higher allocated corporate operating expenses.
Our expense ratio on a net premiums earned basis represents our Mortgage segment’s operating expenses (which include policy acquisition costs and other operating expenses, as well as allocated corporate operating expenses), expressed as a percentage of net premiums earned. Our expense ratio was 20.2% and 21.1% for the three and six months ended June 30, 2020, respectively, compared to 19.8% and 21.6% for the same periods in 2019, respectively. For the three months ended June 30,

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

2020, the decrease in net premiums earned, as compared to the same period in the prior year, was the primary driver of the increase in the expense ratio. For the six months ended June 30, 2020, the decrease in expenses, as compared to the same period in the prior year, was the primary driver of the decrease in the expense ratio.
Interest Expense. The increase in interest expense for the three months ended June 30, 2020, as compared to the same period in 2019, primarily reflects (i) interest on the $200.0 million 3% intercompany surplus note issued by Radian Guaranty to Radian Group in January 2020 and (ii) an increase in our senior notes outstanding in 2020. The increase in interest expense for the six months ended June 30, 2020, was partially offset by the positive impact of our net reduction in senior notes outstanding in 2019. See Notes 11 and 15 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our senior notes and Surplus Notes, respectively.
Results of Operations—Real Estate
Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019
The following table summarizes our Real Estate segment’s results of operations for the three and six months ended June 30, 2020 and 2019:

			$ Change			$ Change
	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
(In millions)	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Adjusted pretax operating income (loss) (1) (2)	$(4.8)	$(3.8)	$(1.0)	$(9.7)	$(7.7)	$(2.0)
Net premiums earned	1.7	2.8	(1.1)	4.1	4.6	(0.5)
Services revenue	24.3	25.0	(0.7)	50.3	45.7	4.6
Cost of services	15.9	17.8	1.9	33.8	32.1	(1.7)
Other operating expenses (2)	14.6	13.3	(1.3)	29.4	26.0	(3.4)
______________________
(1)Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.
(2)Includes allocation of corporate operating expenses of $3.3 million and $7.2 million for the three and six months ended June 30, 2020, respectively, and $2.7 million and $5.5 million for the same periods in 2019, respectively.
Adjusted Pretax Operating Income (Loss). Our Real Estate segment’s adjusted pretax operating loss for the three and six months ended June 30, 2020 was $4.8 million and $9.7 million, respectively, compared to adjusted pretax operating loss of $3.8 million and $7.7 million for the same periods in 2019, respectively. The increase in our adjusted pretax operating loss for the three months ended June 30, 2020, as compared to the same period in 2019, was primarily driven by higher other operating expenses and a decrease in net premiums earned, partially offset by a decrease in cost of services. The increase in our adjusted pretax operating loss for the six months ended June 30, 2020, as compared to the same period in 2019, was primarily driven by higher other operating expenses and cost of services, partially offset by an increase in services revenue.
Services Revenue. Services revenue decreased for the three months ended June 30, 2020, as compared to the same period in 2019, primarily due to a decrease in asset management services impacted by the COVID-19 pandemic. Services revenue increased for the six months ended June 30, 2020, as compared to the same period in 2019, primarily due to ongoing growth in title services.
Other Operating Expenses. Other operating expenses include other selling, general and administrative expenses, depreciation, and allocations of corporate general and administrative expenses. Other operating expenses for the three and six months ended June 30, 2020 increased compared to the same periods in 2019, due in part to higher allocated corporate operating expenses and continued investments in ongoing strategic initiatives. See “Results of Operations—Consolidated—Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019—Other Operating Expenses.”

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Results of Operations—All Other
Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019
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
The following table summarizes our All Other results of operations for the three and six months ended June 30, 2020 and 2019:

			$ Change			$ Change
	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
(In millions)	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Adjusted pretax operating income (loss) (1)	$4.6	$4.9	$(0.3)	$8.4	$7.3	$1.1
Services revenue	—	12.7	(12.7)	2.9	24.4	(21.5)
Net investment income	6.4	5.7	0.7	11.0	10.6	0.4
Cost of services	—	9.1	9.1	2.5	18.9	16.4
Other operating expenses	1.9	4.5	2.6	3.2	9.2	6.0
______________________
(1)Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.
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
Contractual Obligations and Commitments
There have been no material changes outside of the ordinary course of business in our contractual obligations and commitments from those specified in our 2019 Form 10-K. See Notes 10 and 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on increases in 2020 to our reserve for losses and LAE and our long-term debt obligations, respectively.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Liquidity and Capital Resources
Consolidated Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

(In thousands)	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$305,291	$338,129
Investing activities	(580,435)	(144,794)
Financing activities	263,536	(221,215)
Effect of exchange rate changes on cash and restricted cash	—	(4)
Increase (decrease) in cash and restricted cash	$(11,608)	$(27,884)

Operating Activities. Our most significant source of operating cash flows is generally from premiums received from our mortgage insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our mortgage insurance policies and our operating expenses. Net cash provided by operating activities totaled $305.3 million for the six months ended June 30, 2020, a decrease compared to $338.1 million for the same period in 2019. This decrease was principally the result of cash received from the IRS in the first quarter of 2019, which included a $57.2 million refund which was previously on deposit with the IRS, partially offset by a reduction in claims paid for the six months ended June 30, 2020.
Investing Activities. Net cash used in investing activities was $580.4 million for the six months ended June 30, 2020, compared to $144.8 million for the same period in 2019. This change was primarily the result of: (i) an increase in purchases, net of proceeds from sales, of fixed-maturity investments available for sale; (ii) a decrease in proceeds from sales of trading securities; and (iii) an increase in net purchases of short-term investments.
Financing Activities. Net cash provided by financing activities increased for the six months ended June 30, 2020, compared to net cash used in financing activities during the same period in 2019. For the six months ended June 30, 2020, our primary financing activities included issuance of Senior Notes due 2025, partially offset by: (i) an increase in repurchases of our common shares and (ii) an increase in dividends paid. See Notes 11 and 13 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our senior note issuance, share repurchases and increased dividends.
See “Item 1. Financial Statements (Unaudited)—Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.
Liquidity Analysis—Holding Company
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. At June 30, 2020, Radian Group had available, either directly or through unregulated subsidiaries, unrestricted cash and liquid investments of $1.1 billion. Available liquidity at June 30, 2020 excludes certain additional cash and liquid investments that have been advanced to Radian Group from our subsidiaries to pay for corporate expenses and interest payments. Total liquidity, which includes our undrawn $267.5 million unsecured revolving credit facility, as described below, was $1.4 billion as of June 30, 2020.
During the six months ended June 30, 2020, Radian Group’s available liquidity increased by $483.0 million, due primarily to net proceeds of $515.6 million from the issuance of Senior Notes due 2025 (see “—Capitalization—Holding Company” below for details) and Radian Reinsurance’s return of $465 million of capital to Radian Group in January 2020, as approved by the Pennsylvania Insurance Department. The effects of the debt issuance and return of capital were partially offset by the cost of share repurchases and dividends, as described below, and the transfer of $200 million of cash and marketable securities to Radian Guaranty in exchange for a surplus note in the same amount. See “—Mortgage” below for additional information.
In addition to available cash and marketable securities, Radian Group’s principal sources of cash to fund future liquidity needs include: (i) payments made to Radian Group by its subsidiaries under expense- and tax-sharing arrangements; (ii) net investment income earned on its cash and marketable securities; (iii) to the extent available, dividends or other distributions from our subsidiaries; and (iv) amounts that Radian Guaranty is able to repay under the Surplus Notes. Radian Group also has in place a $267.5 million unsecured revolving credit facility with a syndicate of bank lenders, which has a maturity date of

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

January 18, 2022. At June 30, 2020, the full $267.5 million remains undrawn and available under the facility. Subject to certain limitations, borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to our insurance and reinsurance subsidiaries as well as growth initiatives. See Note 12 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for additional information on the unsecured revolving credit facility and Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for information on the most recent amendment, effective May 6, 2020, to that facility.
We expect Radian Group’s principal liquidity demands for the next 12 months to be: (i) the payment of corporate expenses, including taxes; (ii) interest payments on our outstanding debt obligations; and (iii) subject to approval by our board of directors and our ongoing assessment of our financial condition and potential capital demands in our mortgage insurance business, the payment of quarterly dividends on our common stock, which we increased to $0.125 per share, as described below.
In addition to our ongoing short-term liquidity needs discussed above, our most significant need for liquidity beyond the next 12 months is the repayment of $1.4 billion aggregate principal amount of our senior debt due in future years. See “—Capitalization—Holding Company” below for details of our debt maturity profile. Radian Group’s liquidity demands for the next 12 months or in future periods could also include: (i) early repurchases or redemptions of portions of our debt obligations; (ii) the repurchase of shares of our common stock, including pursuant to the share repurchase authorization, as described below, for which $198.9 million in authorization remains outstanding; (iii) potential additional investments to support our business strategy; and (iv) potential additional capital contributions to our subsidiaries, including due to the continuing impact that the COVID-19 pandemic could have on the liquidity, results of operations and financial condition of Radian Group and our subsidiaries. As a result of the COVID-19 pandemic and its impact on the economy, including the significant increase in unemployment levels, we experienced a material increase in new defaults in the second quarter of 2020, including as a result of mortgage forbearance programs. While we expect it will take a number of months or years before any new defaults resulting from the pandemic would require a claim payment, Radian Group may be required to contribute additional capital to support Radian Guaranty’s PMIERs cushion due to increased minimum asset requirements on defaulted loans. See “Item 1A. Risk Factors,” including “—Radian Group’s sources of liquidity may be insufficient to fund its obligations” and “—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” for additional discussion about the elevated risks and uncertainties associated with the COVID-19 pandemic and the potential impact to Radian Guaranty’s Minimum Required Assets. See also Notes 1 and 15 of Notes to Unaudited Condensed Consolidated Financial Statements and “Overview—COVID-19 Impacts” for further information.
If Radian Group’s current sources of liquidity are insufficient to fund its obligations, or if we otherwise decide to increase our liquidity position, Radian Group may seek additional capital, including by incurring additional debt, issuing additional equity, or selling assets, which we may not be able to do on favorable terms, if at all.
Share Repurchases. During the six months ended June 30, 2020, the Company repurchased 11.0 million shares of Radian Group common stock under programs authorized by Radian Group’s board of directors, at a total cost of $226.3 million, including commissions. Effective March 19, 2020, the Company suspended its share repurchase program and canceled its current 10b5-1 plan. Radian may initiate a new 10b5-1 plan at its discretion in the future. The expiration date of the current share repurchase authorization remains August 31, 2021. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase programs.
Dividends. In 2019, our quarterly common stock dividend was $0.0025 per share. Effective February 13, 2020, Radian Group’s board of directors authorized an increase to the Company’s quarterly cash dividend to $0.125 per share. Based on our current outstanding shares of common stock, we would require approximately $96 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. The declaration and payment of future quarterly cash dividends remains subject to the board of directors’ determination. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of June 30, 2020, our capital surplus was $3.9 billion, representing our dividend limitation under Delaware law.
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding debt obligations. Corporate expenses and interest expense on Radian Group’s debt obligations allocated under these arrangements during the six months ended June 30, 2020 of $61.4 million and $27.6 million, respectively, were substantially all reimbursed by our subsidiaries. We expect substantially all of our

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

holding company expenses to continue to be reimbursed by our subsidiaries under our expense-sharing arrangements. The expense-sharing arrangements between Radian Group and our mortgage insurance subsidiaries, as amended, have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.
Taxes. Pursuant to our tax-sharing agreements, our operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if they were not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may pay to or receive from its operating subsidiaries amounts that differ from Radian Group’s consolidated federal tax payment obligation. During the six months ended June 30, 2020, Radian Group received $6.6 million of tax-sharing agreement payments from its operating subsidiaries.
Capitalization—Holding Company
The following table presents our holding company capital structure:

(In thousands)	June 30, 2020	December 31, 2019
Debt:
Senior Notes due 2024	$450,000	$450,000
Senior Notes due 2025	525,000	—
Senior Notes due 2027	450,000	450,000
Deferred debt costs on senior notes	(21,143)	(12,890)
Revolving credit facility	—	—
Total	1,403,857	887,110

Stockholders’ equity	3,986,005	4,048,723

Total capitalization	$5,389,862	$4,935,833

Debt-to-capital ratio	26.0%	18.0%
Stockholders’ equity decreased by $62.7 million from December 31, 2019 to June 30, 2020. The net decrease in stockholders’ equity resulted primarily from shares repurchased under our share repurchase programs of $226.3 million, including commissions, and dividends of $49.9 million. These items were partially offset by our net income of $110.5 million and net unrealized gains on investments of $101.7 million for the six months ended June 30, 2020.
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
In May 2020, we issued $525 million aggregate principal amount of Senior Notes due 2025 and received net proceeds of $515.6 million. These notes mature on March 15, 2025 and bear interest at a rate of 6.625% per annum, payable semi-annually on March 15 and September 15 of each year, with interest payments commencing on September 15, 2020. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
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
As of June 30, 2020, our Mortgage segment maintained claims paying resources of $4.8 billion on a statutory basis, which consists of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves. In addition, our reinsurance programs are designed to provide additional claims-paying resources during times of economic stress and elevated losses. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Radian Guaranty’s Risk-to-capital as of June 30, 2020 was 13.3 to 1. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form. See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements, “Overview—COVID-19 Impacts” and “Item 1A. Risk Factors” for more information about our statutory and PMIERs requirements and the potential effects of increased defaults due to the COVID-19 pandemic.
Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. Radian Guaranty currently is an approved mortgage insurer under the PMIERs. At June 30, 2020, Radian Guaranty’s Available Assets under the current PMIERs financial requirements totaled approximately $4.2 billion, resulting in a cushion of $1.0 billion, or 31%, over its Minimum Required Assets of $3.2 billion.
The following chart summarizes our cushion under the PMIERs and Radian’s excess available resources as of June 30, 2019, December 31, 2019 and June 30, 2020, calculated based on the PMIERs financial requirements in effect for each date shown. Our PMIERs cushion as of June 30, 2020 includes the benefit from our reinsurance agreement with Eagle Re 2020-1 effective February 2020 and the transfer of $200 million of cash and marketable securities from Radian Group in exchange for a surplus note in the same amount in January 2020, partially offset by an increase in Minimum Required Assets due to the termination of the intercompany reinsurance agreement with Radian Reinsurance.
Our excess available resources include our unsecured revolving credit facility and holding company liquidity. While these resources may be utilized to enhance Radian Guaranty’s PMIERs cushion, the impact of the COVID-19 pandemic could affect our ability to remain compliant with the PMIERs financial requirements as the increase in defaults and resulting increase to our Minimum Required Assets could reduce or potentially exhaust our PMIERs cushion or exceed our Available Assets. See “Item 1A. Risk Factors” for additional information.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

PMIERs Excess Available Resources

$2,500
$2,000
$1,500
$1,000
$500
$-
Value ($ in millions) (3)
$2,371 / 73%
$268 / 8%
$1,101 / 34%
$1,002 / 31%
$1,690 / 59%
$268 / 9%
$618 / 22%
$804 / 28%
$1,772 / 69%
$268 / 10%
$844 / 33%
$660 / 26%
June 30, 2020
December 31, 2019
June 30, 2019
Credit Facility
Radian Group Liquidity, net (1)
PMIERs Cushion (2)

_________________
(1)Represents Radian Group’s liquidity, net of the $35 million minimum liquidity requirement under the unsecured revolving credit facility.
(2)Represents Radian Guaranty’s excess of Available Assets over its Minimum Required Assets, calculated in accordance with the PMIERs financial requirements in effect for each date shown.
(3)Percentages represent the values shown as a percentage of Minimum Required Assets under the applicable PMIERs financial requirements in effect for the dates shown.
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
Even though they hold assets in excess of the minimum statutory capital thresholds and PMIERs financial requirements, the ability of Radian’s mortgage insurance subsidiaries to pay dividends on their common stock is restricted by certain provisions of the insurance laws of Pennsylvania, their state of domicile. Under Pennsylvania’s insurance laws, ordinary dividends and other distributions may only be paid out of an insurer’s positive unassigned surplus, measured as of the end of the prior fiscal year, unless the Pennsylvania Insurance Department approves the payment of dividends or other distributions from another source. In light of Radian Guaranty’s negative unassigned surplus related to operating losses in prior periods, the ongoing need to set aside contingency reserves, and the current ongoing economic uncertainty related to the COVID-19 pandemic, which increased losses in the second quarter of 2020 and is expected to further increase losses in future periods, we do not anticipate that Radian Guaranty will be permitted under applicable insurance laws to pay ordinary dividends to Radian Group for the foreseeable future. See Note 18 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for additional information on contingency reserve requirements.

Glossary

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
______________________________________________________________________________________________________

Radian Guaranty and Radian Reinsurance are both members of the FHLB. As members, they may borrow from the FHLB, subject to certain conditions, which include requirements to post collateral and to maintain a minimum investment in FHLB stock. Advances from the FHLB may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing to purchase additional investment securities that have similar durations, for the purpose of generating additional earnings from our investment securities portfolio with minimal incremental risk. As of June 30, 2020, there were $175.1 million of FHLB advances outstanding. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Real Estate
As of June 30, 2020, our Real Estate segment maintained cash and liquid investments totaling $47.5 million, primarily held by Radian Title Insurance. The sale of Clayton, in January 2020, did not have a material impact on our liquidity.
Title insurance companies, including Radian Title Insurance, are subject to comprehensive state regulations, including minimum net worth requirements. Radian Title Insurance was in compliance with its respective regulatory minimum net worth requirements at June 30, 2020. In the event the cash flow from operations of the Real Estate segment is not adequate to fund all of its needs, including the regulatory capital needs of Radian Title Insurance, Radian Group may provide additional funds to the Real Estate segment in the form of an intercompany note or other capital contribution, subject to the approval of the Ohio Department of Insurance, if needed. Additional capital support may also be required for potential investments in new business initiatives to support our strategy of growing our businesses.
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

	Moody’s (1)	S&P (2)	Fitch (3)
Radian Group	Ba1	BB+	BBB-
Radian Guaranty	Baa1	BBB+	A-
Radian Reinsurance	N/A	BBB+	N/A
______________________
(1)Based on the October 17, 2019 update, Moody’s outlook for Radian Group and Radian Guaranty currently is Stable.
(2)Based on the March 26, 2020 update, S&P’s outlook for Radian Group, Radian Guaranty and Radian Reinsurance is currently Negative.
(3)Based on the May 12, 2020 update, Fitch’s outlook for Radian Group and Radian Guaranty is currently Negative.
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
Our market risk exposures at June 30, 2020 have not materially changed from those identified in our 2019 Form 10-K.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2020, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
During the three-month period ended June 30, 2020, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Glossary
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are routinely involved in a number of legal actions and proceedings, including litigation and other disputes arising in the ordinary course of our business.
On December 22, 2016, Ocwen Loan Servicing, LLC and Homeward Residential, Inc. (collectively, “Ocwen”) filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against Radian Guaranty alleging breach of contract and bad faith claims and seeking monetary damages and declaratory relief (the “Litigation”). Ocwen has also initiated similar legal proceedings against several other mortgage insurers. On December 17, 2016, Ocwen separately filed a parallel arbitration petition against Radian Guaranty before the American Arbitration Association (“AAA”) asserting substantially the same allegations (the “Arbitration”). Ocwen’s filings together listed 9,420 mortgage insurance certificates issued under multiple insurance policies, including Pool Insurance policies, as subject to the dispute. On June 5, 2017, Ocwen filed an amended complaint and an amended petition (collectively, the “Amended Filings”) with the court and the AAA, respectively, together listing 8,870 certificates as subject to the dispute. On April 11, 2018, the parties entered into a confidential agreement with respect to all certificates subject to the dispute. The confidential agreement resolved certain categories of claims involved in the dispute and, on April 12, 2018, the parties filed a stipulation of voluntary dismissal of the Litigation and the trial judge issued an order dismissing all claims and counterclaims in the Litigation. Radian Guaranty was not required to make any payment in connection with this confidential agreement. Pursuant to the confidential agreement, the parties: (i) dismissed the Litigation; (ii) narrowed the scope of the Arbitration to Ocwen’s breach of contract claims seeking payment of insurance benefits on approximately 2,500 certificates that Ocwen was previously pursuing through the Amended Filings; and (iii) agreed to resolve the Arbitration through an alternative dispute resolution process administered by the AAA (the “ADR Process”). Effective June 30, 2020, Radian Guaranty, PHH Mortgage Corporation, on behalf of itself, and as successor by merger to Ocwen (collectively, “PHH”), and Ocwen Financial Corporation entered into a Confidential Settlement Agreement and Release (the “Ocwen Settlement”) to fully resolve, among other things, all claims subject to the ADR Process. Pursuant to the Ocwen Settlement, among other things: (i) Radian agreed to make a cash settlement payment following the implementation of the Ocwen Settlement and (ii) each party agreed to release the other with respect to all known or unknown claims with respect to the certificates subject to the ADR Process as well as with respect to all other certificates issued on loans serviced by PHH for which Radian decided claims prior to January 1, 2019. Implementation of the Ocwen Settlement remains subject to the condition precedent that the GSEs consent to the settlement agreement. On July 2, 2020, the ADR Process panel ordered that all proceedings in the ADR Process are stayed pending final dismissal after receipt of the required consents.
On August 31, 2018, Nationstar Mortgage LLC d/b/a Mr. Cooper (“Nationstar”) filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against Radian Guaranty (the “Complaint”) alleging breach of contract, bad faith, equitable indemnification, unjust enrichment, and conversion claims and seeking monetary damages and declaratory relief. Exhibit 1 to the Complaint lists 3,014 mortgage insurance certificates issued under multiple insurance policies as subject to disputes involving insurance coverage decisions (the “Coverage Disputed Loans”). Exhibit 2 to the Complaint further lists 2,231 mortgage insurance certificates issued under multiple insurance policies as subject to disputes involving premium refund requests. In December 2018, Radian Guaranty filed a motion to dismiss the Complaint. In March 2019, the trial judge issued an order granting in part, and denying in part, our motion to dismiss, and dismissed Nationstar’s unjust enrichment and conversion claims. In May 2019, Radian Guaranty filed an answer to the Complaint, with affirmative defenses and counterclaims. On September 23, 2019, the trial judge entered as an order a joint stipulation submitted by Nationstar and Radian Guaranty that narrowed the scope of the dispute involving Coverage Disputed Loans to claims relating to 1,704 mortgage insurance certificates. Effective June 26, 2020, Radian Guaranty and Nationstar entered into a Confidential Settlement Agreement and Release (the “Nationstar Settlement”) to fully resolve, among other things, all claims and counterclaims in this litigation. Pursuant to the Nationstar Settlement, among other things: (i) Radian agreed to make a cash settlement payment following the implementation of the Nationstar Settlement and (ii) each party agreed to release the other with respect to all known or unknown claims with respect to the certificates subject to this litigation as well as with respect to all other certificates issued under certain policies on loans serviced by Nationstar for which Radian decided claims prior to January 1, 2019. Implementation of the Nationstar Settlement remains subject to the condition precedent that the GSEs consent to the settlement agreement. On July 9, 2020, the trial judge granted the parties’ joint motion requesting to stay this litigation pending receipt of required consents.
As previously disclosed, based on developments in the Ocwen and Nationstar legal proceedings discussed above, the Company’s IBNR reserve was increased in 2019 to reflect our best estimate of our probable loss in connection with these legal proceedings. The settlement agreements were materially consistent with these estimates, and as a result, the execution of the

Glossary
settlements did not have a material impact on our mortgage insurance reserves for these settlements in the second quarter of 2020. With respect to each of the settlement agreements, a failure to receive the required consents of the GSEs would restart the applicable legal proceeding, the outcome of which could have an adverse effect on our future results of operations, liquidity or financial condition.
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
Item 1A. Risk Factors.
Except as provided below, there have been no material changes to our risk factors from those previously disclosed in our 2019 Form 10-K.
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
We expect that the COVID-19 pandemic and measures taken to reduce its spread will continue to impact our business, subjecting us to the following risks:
•As a result of the COVID-19 pandemic and its impact on the economy, including the significant increase in unemployment levels, we have experienced a material increase in new defaults, including as a result of mortgage forbearance programs, which may impact Radian Guaranty’s ability to remain compliant with the PMIERs financial requirements. See “—The credit performance of our mortgage insurance portfolio is impacted by macroeconomic conditions and specific events that affect the ability of borrowers to pay their mortgages” and “—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity.”
•The increase in the number of new mortgage defaults resulting from the COVID-19 pandemic could potentially exhaust Radian Guaranty’s excess of Available Assets over Minimum Required Assets under the PMIERs, in which case we may be required to contribute capital to Radian Guaranty. The amount that Radian Group could be required to contribute to Radian Guaranty to support PMIERs compliance is uncertain, but could be significant and, under extreme economic scenarios, exhaust Radian Group’s available liquidity. See “—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” and “—Radian Group’s sources of liquidity may be insufficient to fund its obligations.”
•The pandemic is likely to place a significant strain on the operations and financial condition of mortgage servicers, which could disrupt the servicing of mortgage loans covered by our insurance policies or result in servicers failing

Glossary
to appropriately report the status of loans, including whether the loans are subject to a COVID-19-related forbearance program. We could receive less mortgage insurance premiums as a result of loans going into default. See “—Our business depends, in part, on effective and reliable loan servicing.”
•As a result of COVID-19-related relief programs, we anticipate that defaults related to the pandemic, if not cured, could remain in our defaulted loan inventory for a protracted period of time, potentially resulting in higher levels of Claim Severity for those loans that ultimately result in a claim. See “—An extension in the period of time that a loan remains in our defaulted loan inventory may increase the severity of claims that we ultimately are required to pay.”
•Our assumptions upon which our premium levels are based may ultimately prove to be inaccurate, especially in a period of high market volatility and economic uncertainty as currently exists due to the pandemic. We have experienced a material increase in new defaults as a result of the pandemic and we may continue to experience a high volume of new defaults associated with the pandemic in future periods. Future new defaults are not currently reflected in our mortgage insurance loss reserves because we generally are not permitted to establish reserves in anticipation of such defaults. As a result of the material increase in new defaults that we have experienced, our loss reserves increased significantly in the second quarter of 2020. Our loss reserves may continue to increase significantly as new defaults are reported, which could continue to negatively impact our results of operations and financial condition. See “—Our success depends on our ability to assess and manage our underwriting risks; the premiums we charge may not be adequate to compensate us for our liability for losses and the amount of capital we are required to hold against our insured risks. We expect to incur future provisions for losses beyond what we have reserved for in our financial statements.”
•The GSEs’ business practices have changed in response to the COVID-19 pandemic, with the primary objectives of supporting borrowers impacted by the pandemic and protecting the ongoing functioning of the housing finance system. As the situation continues to evolve, the actions of the FHFA and GSEs in response to COVID-19 are likely to continue to significantly impact the housing finance system. Because traditional mortgage insurance is an important component of this system, these actions have had, and may continue to have, an impact on our mortgage insurance operations and performance. See “—Changes in the charters, business practices, or role of the GSEs in the U.S. housing market generally, could significantly impact our businesses.”
•The number of home purchases or mortgage refinancings may be materially affected by the impacts of the pandemic on general economic conditions, including the unemployment rate, and on the availability of credit for mortgage loans. In addition, public and private sector initiatives to reduce the transmission of COVID-19, such as the imposition of restrictions on business activities, may affect the number of new mortgages available for us to insure, including as real estate markets confront challenges in the mortgage origination and home sale process created by social distancing and stay-at-home orders. See “—A decrease in the volume of mortgage originations could result in fewer opportunities for us to write new mortgage insurance business and conduct our Real Estate business.”
•The models, assumptions and estimates we use to establish loss reserves may not be accurate, especially in the event of an extended economic downturn or a period of extreme market volatility and uncertainty such as we are currently experiencing due to the COVID-19 pandemic. For example, the ultimate cure rate for loan defaults resulting from the pandemic may be lower than we have previously experienced in the context of other FEMA declared emergencies and lower than our expectations. See “—If the estimates we use in establishing loss reserves are incorrect, we may be required to take unexpected charges to income, which could adversely affect our results of operations.”
•The rating agencies continually review the financial strength ratings assigned to Radian Group and its mortgage insurance subsidiaries, and the ratings are subject to change. The COVID-19 pandemic and its impact on our financial results and condition, could cause one or more of the rating agencies to downgrade the ratings assigned to Radian Group and its mortgage insurance subsidiaries. See “—The current financial strength ratings assigned to our mortgage insurance subsidiaries could weaken our competitive position and potential downgrades by rating agencies to these ratings and the ratings assigned to Radian Group could adversely affect the Company.”
•The markets for credit and interest-rate-sensitive securities have been affected by the COVID-19 pandemic. The value of our fixed income securities has been volatile, which has increased the risk that we will not achieve our investment objectives. If, as a result of the COVID-19 pandemic or otherwise, we underestimate our liabilities or improperly structure our investments to meet our expected liabilities, including claim payments in our mortgage insurance business, we could have unexpected losses resulting from the forced liquidation of investments before

Glossary
their maturity, which could adversely affect our results of operations. See “—Our success depends, in part, on our ability to manage risks in our investment portfolio.”
Although we are uncertain of the ultimate magnitude or duration of the business and economic impacts of the COVID-19 pandemic, their ultimate effect on our businesses will depend on, among other things: the extent and duration of the pandemic, the severity of and the number of people infected with the virus and whether an effective anti-viral treatment or vaccine is developed; the wider economic effects of the pandemic and the scope and duration of governmental and other third party measures restricting day-to-day life and business operations; and governmental and GSE programs implemented to assist borrowers experiencing a COVID-19-related hardship, including forbearance programs and suspensions of foreclosures and evictions. Due to the unprecedented and continually evolving social and economic impacts associated with the COVID-19 pandemic on the U.S. and global economies generally, and in particular on the U.S. housing, real estate and housing finance markets, there is significant uncertainty regarding the ultimate impact on our business, business prospects, operating results and financial condition and our estimates or predictions regarding such impact may be materially wrong.
Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity.
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
The PMIERs financial requirements currently require that a mortgage insurer’s Available Assets meet or exceed its Minimum Required Assets. At June 30, 2020, Radian Guaranty was in compliance with the PMIERs financial requirements and had Available Assets of $4.2 billion, which resulted in an excess or cushion of $1.0 billion over its Minimum Required Assets of $3.2 billion. Radian Guaranty’s ability to continue to comply with the PMIERs financial requirements could be impacted by, among other factors: (i) the volume and product mix of our NIW and factors affecting the performance of our mortgage insurance portfolio, including our level of new defaults, prepayments, the aging of existing defaults and whether defaults are subject to, and remain in, forbearance programs, and the ultimate losses we incur on new or existing defaults, all of which may be affected by the credit characteristics of our mortgage insurance; (ii) the amount of credit that we receive under the PMIERs financial requirements for our third-party reinsurance transactions (which is subject to initial and ongoing review by the GSEs); and (iii) potential amendments or updates to the PMIERs.
As a result of the COVID-19 pandemic and its impact on the economy, including the significant increase in unemployment levels, we have experienced a material increase in new defaults, including as a result of mortgage forbearance programs. As of June 30, 2020, a predominant portion of our defaulted portfolio has been reported to us as being subject to a forbearance program, including substantially all of the newly defaulted loans in the quarter ended June 30, 2020. Under the CARES Act, upon request by borrowers of federally backed mortgage loans who attest to financial hardship related to the pandemic, mortgage servicers are required to provide these borrowers with up to 180 days’ forbearance on their mortgage payments, which may be extended for an additional 180 days upon request, without requiring validation by the borrowers of their hardship. The CARES Act does not provide an expiration date for these forbearance requirements. The GSEs have amended their forbearance programs to align with the CARES Act, and a significant number of borrowers are participating in such programs. The number of GSE mortgage forbearances may continue to increase as servicers implement these programs. We expect that borrowers with loans covered by private mortgage insurance will represent a high percentage of borrowers participating in GSE forbearance programs given the higher credit risk profile of these loans. In light of the current economic uncertainty, we believe many borrowers may have taken advantage of forbearance programs even if they are able to continue to make mortgage payments on a timely basis and that some borrowers have entered into forbearance programs while continuing to make their monthly mortgage payments.
Our Master Policies generally provide that a default occurs when a borrower misses one monthly payment, regardless of why the payment was missed, including if the payment was deferred under a forbearance program. Once two missed payments have occurred, the PMIERs characterize a loan as “non-performing” and require us to establish an increased Minimum Required Asset factor for that loan regardless of the reason for the missed payments. However, as further described below, the PMIERs apply a multiplier that reduces the Minimum Required Asset factor for loans that have become non-performing as a result of a “FEMA Declared Major Disaster” event, including as a result of participation in a forbearance program, because

Glossary
those loans generally have a higher likelihood of curing following the conclusion of the event. For these defaults, the PMIERs apply the Disaster Related Capital Charge, which is a 0.30 multiplier to the factor that normally would be applied to such default, effectively reducing the required asset amount by 70 percent, unless the resulting Minimum Required Asset amount after applying the Disaster Related Capital Charge would be less than the Minimum Required Asset amount for the loan if it was performing, in which case the Minimum Required Asset amount would equal the performing level amount. The GSEs recently issued guidelines (“National Emergency Guidelines”) that, among other things, temporarily amend the PMIERs effective June 30, 2020, primarily to recognize the COVID-19 pandemic as a nationwide FEMA Declared Major Disaster (the “COVID-19 Amendment”), and therefore, the Disaster Related Capital Charge is to be applied nationwide to all non-performing loans that either: (i) have an Initial Missed Payment (discussed below) occurring during the COVID-19 Crisis Period or (ii) are subject to a forbearance plan granted in response to a financial hardship related to COVID-19 (which the COVID-19 Amendment deems to be the case for any loan that has an Initial Missed Payment occurring during the COVID-19 Crisis Period), the terms of which are materially consistent with terms of forbearance plans offered by the GSEs. Under the COVID-19 Amendment, the Disaster Related Capital Charge applies for up to four months beginning with the month of the Initial Missed Payment, or if greater, the period of time that the loan is subject to a forbearance plan, repayment plan or loan modification trial period granted in response to a financial hardship related to COVID-19. Under the COVID-19 Amendment, the Initial Missed Payment means the first missed monthly payment, which would be reported to us as delinquent as of the last day of the month for which it was due. For example, for a loan first reported to us in June 2020 as having missed its payments due on April 1 and May 1, the Initial Missed Payment would be April 30 and the multiplier would be applied for May, June, and July or, if the loan was subject to forbearance, for as long as the loan remains subject to a forbearance plan, repayment plan or loan modification trial period. The National Emergency Guidelines will be updated if the GSEs determine that the COVID-19 Crisis Period needs to be extended.
The current broad-based application of the Disaster Related Capital Charge has reduced the total amount of Minimum Required Assets that Radian Guaranty otherwise would have been required to hold against pandemic-related defaults as of June 30, 2020 by approximately $1.0 billion, taking into consideration our existing risk distribution structures, and we expect that the application of the Disaster Related Capital Charge will continue to materially reduce Radian Guaranty’s PMIERs Minimum Required Assets for the foreseeable future and for as long as the Disaster Related Capital Charge continues to apply. Nonetheless, the overall volume of new defaults resulting from the pandemic, even after giving effect to the Disaster Related Capital Charge, has resulted in an increase in Radian Guaranty’s Minimum Required Assets and a decrease in Radian Guaranty’s excess of Available Assets over Minimum Required Assets (PMIERs “cushion”) as of June 30, 2020. This increase in defaults also negatively impacted our results of operations in the second quarter of 2020, primarily due to the need to increase our reserve for losses related to the volume of new defaults. We may continue to experience a high volume of new defaults as a result of the pandemic for the foreseeable future, including for loans subject to a forbearance program, which defaults would continue to negatively impact Radian Guaranty’s PMIERs Minimum Required Assets and our results of operations.
The magnitude of the increase in Radian Guaranty’s Minimum Required Assets will depend on the number, timing and duration of defaults related to the pandemic, including those defaulted loans participating in a forbearance program. This in turn will depend on the scope, severity and duration of the pandemic, its resulting impact on the economy, including unemployment levels and housing prices, and the ability of current and future government programs to provide economic and individual relief, all of which will likely have an impact on the ability of borrowers to remain current on their mortgage payments and, if they have entered into forbearance or other relief programs, to resume making payments upon the expiration of the forbearance period. The expanded unemployment benefits provided under the CARES Act expired July 31, 2020 and while there has been Congressional debate regarding extension of such benefits, it is unclear if and to what extent the benefits may be continued. With respect to existing defaults, Radian Guaranty’s Minimum Required Assets would increase if defaults subject to the Disaster Related Capital Charge exit forbearance, a repayment plan or a loan modification trial period under a loan modification while continuing to remain in default or going to claim. In this case, the Disaster Related Capital Charge no longer would apply to such defaults, which would then be subject to the full Minimum Required Asset factors required by the PMIERs. Further, under the PMIERs, increased asset factors are applied against defaulted loans based on the amount of time the loans remain in default, with increases taking place upon four, six and twelve missed monthly payments. As a result, notwithstanding the continued application of the Disaster Related Capital Charge, the total amount of Minimum Required Assets we may be required to hold against defaulted loans will increase over time, including for loans subject to forbearance programs, because the 0.30 multiplier is applied to a higher base factor for the defaulting loans as they age.
As of June 30, 2020, Radian Guaranty’s default rate was 6.5% with the predominant portion of these defaulted loans subject to forbearance programs. Based on Radian Guaranty’s PMIERs cushion as of June 30, 2020, Radian Guaranty would

Glossary
have been able to absorb a default rate of approximately 25% and remain in compliance with the PMIERs financial requirements. If existing and future new defaults continue to materially reduce Radian Guaranty’s Minimum Required Assets, we may be required or otherwise choose to: (i) contribute capital to Radian Guaranty; (ii) alter our strategy with respect to our NIW; or (iii) seek additional capital relief through reinsurance or otherwise, which may not be available on acceptable terms or on terms that would be approved by the GSEs. With respect to reinsurance, the market volatility stemming from the COVID-19 pandemic has caused a disruption in the market for new insurance-linked notes transactions. While new insurance-linked notes transactions recently have been completed by other private mortgage insurers, the terms of these transactions appear to be less favorable to issuers than prior insurance-linked notes transactions.
Under the PMIERs financial requirements, in addition to non-performing loans, there are increased financial requirements for performing loans with a higher likelihood of default and/or certain credit characteristics, such as higher LTVs and lower FICO scores, as well as for loans originated after January 1, 2016 that are insured under lender-paid mortgage insurance policies not subject to automatic termination under the Homeowners Protection Act of 1998. Therefore, if our mix of business includes more loans that are subject to these increased financial requirements, our Minimum Required Assets will increase. Depending on the circumstances, we may limit the type and volume of business we are willing to write for certain of our products based on the increased financial requirements associated with certain loans. This could reduce the amount of NIW we write, which could reduce our future revenues.
The GSEs may amend the PMIERs at any time and also have broad discretion to interpret the PMIERs, including whether to extend the National Emergency Guidelines at the end of the COVID-19 Crisis Period, which could impact the calculation of Radian Guaranty’s Available Assets and/or Minimum Required Assets. The most recent large-scale revisions to PMIERs, or PMIERs 2.0, became effective on March 31, 2019. We expect the GSEs to continue to update the PMIERs periodically in the future, including if and when there are changes to the GSEs’ capital requirements, such as if and when the ECF is finalized.
Compliance with the PMIERs financial requirements could impact our holding company liquidity. If additional capital support for Radian Guaranty is required for it to comply with the PMIERs financial requirements, in light of the amount of Surplus Notes currently outstanding between Radian Group and Radian Guaranty, we do not expect that Radian Guaranty would receive PMIERs credit for additional amounts contributed through surplus notes. As a result, any further amounts contributed to Radian Guaranty to support PMIERs compliance likely would be made in the form of capital contributions. The amount that Radian Group could be required to contribute to Radian Guaranty for this purpose is uncertain, but could be significant and, under extreme economic scenarios, exhaust Radian Group’s available liquidity. Based on our total available resources as of June 30, 2020 (which includes Radian Guaranty’s PMIERs cushion, Radian Group’s projected total liquidity, and amounts available under our unsecured credit facility) and assuming all amounts were contributed to Radian Guaranty to support compliance, Radian Guaranty would have been able to absorb a default rate of approximately 50% and remain in compliance with the PMIERs financial requirements.
Further, if Radian Guaranty becomes capital constrained, it may be more difficult for Radian Guaranty to return capital to Radian Group, which would compound the negative liquidity impact to Radian Group of the contributions it makes to Radian Guaranty and leave less liquidity to satisfy Radian Group’s other obligations. Depending on the amount of liquidity that is utilized from Radian Group, we may be required (or may decide) to seek additional capital by incurring additional debt, issuing additional equity, or selling assets, which we may not be able to do on favorable terms, if at all.
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
The PMIERs prohibit Radian Guaranty from engaging in certain activities such as insuring loans originated or serviced by an affiliate (except under certain circumstances) and require Radian Guaranty to obtain the prior consent of the GSEs before taking many actions, which may include entering into various intercompany agreements, settling loss mitigation disputes with customers and commuting risk, among others. Further, pursuant to the National Emergency Guidelines, through March 31, 2021, the consent of the GSEs is required for Radian Guaranty to: (i) pay dividends, make payments of principal or increase payments of interest beyond those commitments made prior to June 30, 2020 associated with the Surplus Notes; (ii) make any other payments, unless related to expenses incurred in the normal course of business or to commitments made prior to June 30, 2020; (iii) pledge or transfer asset(s) to any affiliate or investor; or (iv) enter into any new arrangements or alter any existing arrangements under tax sharing and intercompany expense-sharing agreements other than renewals and extensions of

Glossary
agreements in effect prior to June 30, 2020. These restrictions could prohibit or delay Radian Guaranty from taking certain actions that would be advantageous to it or to Radian Group.
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
In the event a borrower fails to make mortgage payments, including as the result of a forbearance program, servicers often are required to advance such amounts, including principal and interest on the mortgage and amounts to cover taxes and insurance, for a period of time, including with respect to loans purchased by the GSEs. These required “advances” have increased the financial strain on servicers, which could result in their financial insolvency or otherwise disrupt their operations. If we experience a disruption in the servicing of mortgage loans covered by our insurance policies or a failure by servicers to appropriately report the status of a loan, including whether the loan is subject to a COVID-19 related forbearance program, this, in turn, could impact the amount of assets Radian Guaranty is required to hold under the PMIERs or ultimately contribute to a rise in claims among those loans, which could have a material adverse effect on our business, financial condition and operating results.
Under the terms of our 2014 Master Policy and 2020 Master Policy, mortgage insurance premiums are not required to be paid following an event of default. However, if a defaulted loan then cures, all mortgage insurance premiums must be brought current for our insurance coverage to continue, including all premiums that were not paid during the period following the event of default and through the date of cure. Because premiums must be brought current upon a cure, mortgage servicers typically continue to pay mortgage insurance premiums while loans remain in default, understanding that Radian Guaranty will refund these premiums if the loans fail to cure and ultimately go to claim. As part of the National Emergency Guidelines, the GSEs temporarily amended the PMIERs to require that mortgage insurers notify the GSEs before coverage is canceled in specific circumstances, and to give the GSEs the opportunity to pay the premium on behalf of the servicer to keep coverage in force. If we fail to receive mortgage insurance premiums following mortgage defaults resulting from the COVID-19 pandemic, Radian Guaranty’s cash flow could be reduced, potentially requiring Radian Guaranty to liquidate investments at a loss to pay future claims or otherwise require us to alter our investment strategy.
Radian Group’s sources of liquidity may be insufficient to fund its obligations.
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. As of June 30, 2020, Radian Group had available, either directly or through unregulated subsidiaries, unrestricted cash and liquid investments of $1.1 billion. This amount excludes certain additional cash and liquid investments that have been advanced to Radian Group from our subsidiaries for corporate expenses and interest payments. Total liquidity, which includes our undrawn $267.5 million unsecured revolving credit facility was $1.4 billion as of June 30, 2020.
We expect Radian Group’s principal liquidity demands for the next 12 months to be: (i) the payment of corporate expenses, including taxes; (ii) interest payments on our outstanding debt obligations; and (iii) subject to approval by our board

Glossary
of directors and our ongoing assessment of our financial condition and potential capital demands in our mortgage insurance business, the payment of quarterly dividends on our common stock.
In addition to our ongoing short-term liquidity needs discussed above, our most significant need for liquidity beyond the next 12 months is the repayment of our senior debt due in future years. Radian Group’s liquidity demands for the next 12 months or in future periods could also include: (i) early repurchases or redemptions of portions of our debt obligations; (ii) the repurchase of shares of our common stock, including pursuant to our remaining share repurchase authorization; (iii) potential additional investments to support our business strategy; and (iv) potential additional capital contributions to our subsidiaries. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Analysis—Holding Company” for more information on our liquidity demands, including as impacted by the COVID-19 pandemic.
As a result of the COVID-19 pandemic and its impact on the economy, including the significant increase in unemployment levels, we experienced a material increase in new defaults, including as a result of mortgage forbearance programs, in the second quarter of 2020 and we may continue to experience an elevated level of new defaults in future periods. The number and duration of new defaults and, in turn, the number of defaults that ultimately result in claims will depend, among other factors, on the scope, severity and duration of the pandemic, the resulting impact on the economy, including unemployment and housing prices, and the impact of government programs to provide economic and individual relief. If existing and future new defaults continue to materially reduce Radian Guaranty’s PMIERs cushion, we may be required or otherwise choose to contribute capital to Radian Guaranty. See “—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” above for additional information.
If such additional capital support for Radian Guaranty is required, in light of the amount of Surplus Notes currently outstanding between Radian Group and Radian Guaranty, we do not expect that Radian Guaranty would receive PMIERs credit for additional amounts contributed through surplus notes. As a result, any further amounts contributed to Radian Guaranty to support PMIERs compliance likely would be made in the form of capital contributions. The amount that Radian Group could be required to contribute to Radian Guaranty for this purpose is uncertain, but could be significant and, under extreme economic scenarios, exhaust Radian Group’s available liquidity.
In addition to available cash and marketable securities, Radian Group’s principal sources of cash to fund future liquidity needs include: (i) payments made to Radian Group by its subsidiaries under expense- and tax-sharing arrangements; (ii) net investment income earned on its cash and marketable securities; (iii) to the extent available, dividends or other distributions from our subsidiaries; and (iv) amounts that Radian Guaranty is able to repay under the Surplus Notes. Radian Group also has in place a $267.5 million unsecured revolving credit facility with a syndicate of bank lenders. At June 30, 2020, the full $267.5 million remains undrawn and available under the facility, which has a maturity date of January 18, 2022. Radian Group’s expense-sharing arrangements with its principal operating subsidiaries require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding senior notes. The expense-sharing arrangements between Radian Group and our mortgage insurance subsidiaries, as amended, have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.
In light of Radian Guaranty’s negative unassigned surplus related to operating losses in prior periods, the ongoing need to set aside contingency reserves, and the current ongoing economic uncertainty related to the COVID-19 pandemic, which could increase losses in future periods, we do not anticipate that Radian Guaranty will be permitted under applicable insurance laws to pay ordinary dividends to Radian Group for the foreseeable future. See Note 18 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for additional information on contingency reserve requirements. In addition, pursuant to the National Emergency Guidelines, through March 31, 2021, the consent of the GSEs is required for Radian Guaranty to: (i) pay dividends or make payments of principal or increase payments of interest beyond those commitments made prior to June 30, 2020 associated with the Surplus Notes; (ii) make any other payments, unless related to expenses incurred in the normal course of business or to commitments made prior to June 30, 2020; (iii) pledge or transfer asset(s) to any affiliate or investor; or (iv) enter into any new arrangements or alter any existing arrangements under tax sharing and intercompany expense-sharing agreements other than renewals and extensions of agreements in effect prior to June 30, 2020. These restrictions could prohibit or delay Radian Guaranty from taking certain actions that would be advantageous to it or to Radian Group.
In light of Radian Group’s short- and long-term needs, it is possible that our sources of liquidity could be insufficient to fund our obligations and could exceed available holding company funds. If this were to occur, we may need or otherwise may decide to increase our available liquidity, which we may be unable to do on favorable terms, if at all.

Glossary
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
In response to the COVID-19 pandemic, numerous federal and state governmental and regulatory agencies have instituted borrower relief programs, including payment and foreclosure forbearance, with the objective of supporting borrowers through the economic turmoil resulting from the pandemic and allowing borrowers to remain in their homes. In addition to the mortgage payment forbearance relief discussed above in “—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity,” the CARES Act also instituted a temporary foreclosure moratorium on GSE loans. As a result of COVID-19-related relief programs, we anticipate that defaults related to the pandemic, if not cured, could remain in our default loan inventory for a protracted period of time, resulting in higher levels of Claim Severity for those loans that ultimately result in a claim. Higher levels of Claim Severity would increase our incurred losses and could negatively impact our results of operations and financial condition.
Our success depends on our ability to assess and manage our underwriting risks; the premiums we charge may not be adequate to compensate us for our liability for losses and the amount of capital we are required to hold against our insured risks. We expect to incur future provisions for losses beyond what we have reserved for in our financial statements.
The estimates and expectations we use to establish premium rates are based on assumptions made at the time our insurance is written. Our mortgage insurance premiums are based on, among other items, the amount of capital we are required to hold against our insured risks and our estimates of the long-term risk of claims on insured loans. Our premium rates are established based on performance models that consider a broad range of borrower, loan and property characteristics, as well as capital requirements and market and economic conditions. Our assumptions may ultimately prove to be inaccurate, especially in a period of high market volatility and economic uncertainty as currently exists due to the pandemic. The risk of inaccurate or unreliable data may have an adverse impact on our ability to effectively perform critical business operations, such as servicing, loss management, external reporting or data-driven internal analysis. The premium structure we apply is subject to approval by state regulatory agencies, which can delay or limit our ability to increase our premiums if further filings or approvals are necessary to institute pricing adjustments.
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
Additionally, in accordance with industry practice, we do not establish reserves in our mortgage insurance business until we are notified that a borrower has failed to make at least two monthly payments when due. Because our mortgage insurance reserving does not account for the impact of future losses that we expect to incur with respect to performing (non-defaulted) loans, our obligation for ultimate losses that we expect to incur at any period end is not reflected in our financial statements, except to the extent that a premium deficiency exists. As discussed above in “—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity,” we anticipate that the pandemic may continue to result in a high volume of new defaults, both as a result of payment forbearance programs and otherwise, in future periods. Future new defaults are not currently reflected in our mortgage insurance loss reserves given that we generally are not permitted to establish reserves in anticipation of such defaults. As a result, our loss reserves could increase significantly in future periods, if we continue to experience a high volume of new defaults, which would negatively impact our results of operations and financial condition.

Glossary
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
Mortgage defaults can occur due to a variety of specific events affecting borrowers, including death or illness, divorce or other family problems, unemployment, or other events. In addition, factors impacting regional economic conditions, acts of terrorism, war or other severe conflicts, event-specific economic depressions, natural disasters and other catastrophic events such as the COVID-19 pandemic could result in increased defaults due to the impact of such events on the ability of borrowers to satisfy their mortgage obligations and the value of affected homes. Further, as discussed above under “—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity,” payment forbearance programs available as a result of COVID-19 may continue to result in an increase in new defaults. Due to these factors, among others, we expect the COVID-19 pandemic may continue to have a negative impact on the credit performance of our mortgage insurance portfolio, including potential further increases in defaults and losses. The pandemic’s effect on the number of new defaults and level of losses will depend, among other factors, on the pandemic’s scope, severity and length, its resulting impact on the economy including unemployment levels and housing prices, and the ability of current and future government programs to provide economic and individual relief, all of which will likely have an impact on borrowers’ ability to remain current on their mortgage payments, and if they have entered into forbearance or other relief programs, to resume making payments upon the expiration of the forbearance period. The expanded unemployment benefits provided under the CARES Act expired July 31, 2020 and, while there has been Congressional debate regarding extension of such benefits, it is unclear if and to what extent the benefits may be continued.
Unfavorable macroeconomic developments, including the current ongoing economic uncertainty related to the COVID-19 pandemic and the other factors cited above, may continue to have a material negative impact on our results of operations and a material negative impact on our financial condition.
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
The GSEs’ business practices may be impacted by their results of operations, by administrative policy decisions such as supporting the housing finance system during times of stress as is currently occurring as a result of the COVID-19 pandemic, as well as by legislative or regulatory changes, including the CARES Act. Since September 2008, the GSEs have been operating under the conservatorship of the FHFA. With respect to loans purchased by the GSEs, changes in the business practices of the GSEs, which can be implemented by the GSEs acting independently or through their conservator, the FHFA, could negatively impact our businesses and financial performance, including changes to:
•eligibility requirements for a mortgage insurer to become and remain an approved eligible insurer for the GSEs;
•underwriting standards on mortgages they purchase, including as a result of the FHFA’s more recent focus on reducing the GSEs’ risk profile with respect to loans with multiple higher risk characteristics;
•policies or requirements that may result in a reduction in the number of mortgages they acquire;
•the national conforming loan limit for mortgages they acquire;

Glossary
•the level of mortgage insurance required, including expanding the loans that are eligible for reduced insurance coverage;
•the terms on which mortgage insurance coverage may be canceled before reaching the cancellation thresholds established by law;
•the terms required to be included in master policies for the mortgage insurance policies they acquire, including limitations on our ability to mitigate losses on insured mortgages that are in default;
•the amount of loan level price adjustments (based on risk) or guarantee fees (which may result in a higher cost to borrowers) that the GSEs charge on loans that require mortgage insurance; and
•the degree of influence that the GSEs have over a mortgage lender’s selection of the mortgage insurer providing coverage.
In addition, as discussed above under “—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity,” the GSEs’ business practices have changed in response to the COVID-19 pandemic, with the primary objectives of supporting borrowers impacted by the pandemic and protecting the ongoing functioning of the housing finance system. For example, in response to the pandemic, the FHFA and the GSEs have temporarily suspended all foreclosures and evictions; temporarily instituted mortgage forbearance; temporarily streamlined the appraisal, employment verification, and loan closing processes to address frictions in the mortgage origination process created by social distancing and stay-at-home orders; agreed to purchase loans in forbearance subject to significantly increased loan level price adjustments; announced a four-month limit on servicer advance obligations for loans in forbearance; adopted the COVID-19 Amendment to the PMIERs effective June 30, 2020; and provided that loans in COVID-19 forbearance will remain in mortgage-backed securities pools for at least the duration of the forbearance. The significant impact of the COVID-19 pandemic on housing markets and the housing finance system is wide-ranging and unprecedented in scope. As the situation continues to evolve, the actions or potential inactions of the FHFA and GSEs in response to COVID-19 are likely to continue to have a significant impact on the overall functioning of the housing finance system. Because traditional mortgage insurance is an important component of this system and because our businesses depend on the health of the housing finance system and housing markets in particular, these actions have impacted, and may continue to impact our business operations and performance.
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
It is difficult to predict what other types of credit risk transfer transactions and structures may be used in the future. If any of the credit risk transfer transactions and structures were to displace primary loan level or standard levels of mortgage insurance, the amount of insurance we write may be reduced, which could negatively impact our franchise value, results of operations and financial condition. As a result, the impact of any credit risk transfer products and transactions or other structures implemented by the GSEs is uncertain and hard to predict. For example, in 2018 Freddie Mac and Fannie Mae announced the launch of pilot programs, IMAGIN and EPMI, respectively, as alternative ways for lenders to obtain credit enhancement and sell loans with LTVs greater than 80% to the GSEs. These investor-paid mortgage insurance programs, in which insurance is acquired directly by each GSE, have many of the same features as private mortgage insurance and represent an alternative to traditional private mortgage insurance products that are provided to individual lenders. Participants in IMAGIN and EPMI are not subject to compliance with the PMIERs, which may create a competitive disadvantage for private mortgage insurers if these pilot programs are expanded. See “Item 1. Business—Regulation—Federal Regulation—Housing Finance Reform” in our 2019 Form 10-K. How the private mortgage insurance industry performs though the COVID-19 pandemic, including the resiliency of the industry’s capital position under the PMIERs, could impact the perception of the industry and traditional mortgage insurance execution as the predominant form of first-loss credit protection, which could influence future debates regarding alternative forms of mortgage insurance execution.
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

Glossary
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
As part of its priority to recapitalize the GSEs, the FHFA is seeking to finalize capital requirements for the GSEs. In May 2020, the FHFA issued for comment a re-proposed ECF for the GSEs, which among other things, would: (i) significantly increase the capital requirements of the GSEs; (ii) decrease the capital credit provided to the GSEs by credit risk transfer transactions; and (iii) reduce the overall capital relief extended to the GSEs for loans with private mortgage insurance. We believe the FHFA is committed to finalizing the ECF in the near term, although the ultimate form and timing of the final rule is uncertain. If the ECF is finalized in its proposed form, the GSEs could be required to increase pricing to produce an acceptable level of returns. In particular, should the FHFA continue to prioritize release of the GSEs from conservatorship, this likely will require them to seek additional capital from private investors. An increase in GSE pricing could make alternatives to the GSEs such as selling loans to the FHA or private securitization market more attractive, which could reduce the GSEs’ market position and reduce the number of loans available for private mortgage insurance.
If and when the ECF is finalized, we anticipate that the GSEs will seek to amend the PMIERs financial requirements to align with the final form of the ECF. It remains uncertain when and how the PMIERs will be aligned with the ECF, which as proposed is structured similarly to capital requirements imposed on banks and not insurance companies; however, the changes could include: (i) an increase in the level of Radian Guaranty’s required capital and (ii) a decrease in the amount of PMIERs credit that Radian Guaranty receives for existing or future reinsurance or insurance-linked notes transactions.
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
The amount of new mortgage insurance business we write and real estate transactions we support depends, among other things, on a steady flow of low down payment mortgages that benefit from our mortgage insurance and the volume of real estate transactions that require our services. The volume of mortgage originations is impacted by a number of factors, including:
•restrictions on mortgage credit due to changes in lender underwriting standards, capital requirements affecting lenders, regulatory requirements such as the QM designation for mortgage loans, and the health of the private securitization market;
•mortgage interest rates;
•the health of the domestic economy generally, as well as specific conditions in regional and local economies;
•housing affordability;
•tax laws and policies and their impact on, among other things, deductions for mortgage insurance premiums, mortgage interest payments and real estate taxes;
•demographic trends, including the rate of household formation;

Glossary
•the rate of home price appreciation;
•government housing policy encouraging loans to first-time homebuyers; and
•the practices of the GSEs, including the extent to which the guaranty fees, loan level price adjustments (based on risk), credit underwriting guidelines and other business terms provided by the GSEs affect the cost of mortgages and lenders’ willingness to extend credit for low down payment mortgages.
While we believe that the long-term housing market fundamentals and outlook remain positive, including low interest rates, demographics supporting growth in the population of first-time homebuyers and a relatively constrained supply of homes available for sale, we expect that the economic impact of the pandemic on unemployment, consumer confidence and underwriting standards, as well as the implementation of public and private sector initiatives to reduce the transmission of COVID-19, such as the imposition of restrictions on business activities, could in the near term affect the number of new mortgages available for us to insure and real estate transactions available for our services, including as real estate markets confront challenges in the mortgage origination and home sale process created by social distancing and stay-at-home orders.
In June 2020, the CFPB issued for comment a proposed definition of qualified mortgage, or QM (“New QM Definition”) that would replace the 43% debt-to-income ratio limit from the current definition of a QM (“Current QM Definition”) with a new pricing-based loan definition such that QM status is achieved only if the loan is priced at no greater than 2% above the Average Prime Offer Rate (“APOR”). The New QM Definition also provides that loans priced at or less than 1.5% above APOR would be provided with legal protection from lawsuits that allege that a lender failed to verify a borrower’s ability to repay the loan (a “safe harbor”), while QM loans priced above the safe harbor threshold would receive a “rebuttable presumption” that the loans met the ability to repay standard. The New QM Definition is intended to replace the current “QM Patch,” which effectively provides that loans eligible for purchase by the GSEs are deemed QM loans regardless of whether they exceed the 43% debt-to-income ratio limitation that exists in the Current QM Definition. The QM Patch currently terminates on the earlier of January 2021 or the end of the GSEs conservatorship, and the CFPB has proposed as part of a separate proposed rule that the QM Patch would be extended until the earlier of the finalization of a new QM definition or when the GSEs exit conservatorship, after which it would be eliminated and replaced with the New QM Definition.
The Dodd-Frank Act also granted the FHA, VA and the USDA flexibility to establish their own definitions of qualified mortgages for their insurance guaranty programs. Both the FHA and VA have created their own definition of qualified mortgages that differ from both the CFPB’s definition and the current underwriting and product guidelines of the GSEs that are subject to the QM Patch. For example, the FHA’s QM safe harbor definition currently applies to loans priced at or less than APOR plus the sum of 115 basis points and the FHA’s annual mortgage insurance premium rate, which is effectively broader than the APOR plus 1.5% safe harbor pricing metric currently being proposed by the CFPB as a replacement to the QM Patch. As a result, these alternate definitions of QM may be more favorable to lenders and mortgage holders than the New QM Definition that would apply to the GSEs upon termination of the QM Patch, which could drive business to these agencies and have a negative impact on our mortgage insurance business.
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
As discussed above in “—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity,” we experienced a material increase in new defaults in the second quarter of 2020 and we anticipate that the pandemic may continue to result in a high volume of new defaults, both as a result of payment forbearance programs and otherwise. Future new defaults are not currently reflected in our mortgage insurance loss reserves given that we generally are not permitted to establish reserves in anticipation

Glossary
of such defaults. As a result, our loss reserves could increase significantly in future periods if we continue to experience a high volume of new defaults, which would negatively impact our results of operations and financial condition.
In response to the pandemic, numerous federal and state governmental and regulatory agencies have instituted borrower relief programs, including payment and foreclosure forbearance, with the objective of supporting borrowers through the economic turmoil resulting from the pandemic and allowing borrowers to remain in their homes. In addition to the mortgage payment forbearance relief discussed above in “—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity,” the CARES Act also instituted a temporary foreclosure moratorium on GSE loans. As a result of COVID-19-related relief programs, we anticipate that defaults related to the pandemic, if not cured, could remain in our default loan inventory for a protracted period of time, resulting in a higher likelihood of claim for loans in default for an extended period of time and higher levels of Claim Severity for those loans that ultimately result in a claim.
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
Radian Guaranty has been assigned a rating of Baa1 by Moody’s, a rating of BBB+ by S&P and a rating of A- by Fitch. While Radian Guaranty’s financial strength ratings currently are investment grade, certain of these ratings are below the ratings assigned to certain other private mortgage insurers. We do not believe our ratings have had a material adverse effect on our relationships with existing customers. However, if financial strength ratings become a more prominent consideration for lenders, we may be competitively disadvantaged by customers choosing to do business with private mortgage insurers that have higher financial strength ratings. In addition, the current PMIERs do not include a specific ratings requirement with respect to eligibility, but if this were to change in the future, we may become subject to a ratings requirement in order to retain our eligibility status under the PMIERs.
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
We believe that financial strength ratings remain a significant consideration for participants seeking to secure credit enhancement in the non-GSE mortgage market, which includes most non-QM loans. While this market has remained limited since the financial crisis and has further contracted as a result of COVID-19, we view this market as an area of potential long-term future growth, which could be further accelerated by proposed changes to the QM rule currently under consideration by the CFPB, and our ability to successfully participate in this market could depend on our ability to secure higher ratings for our mortgage insurance subsidiaries. In addition, if legislative or regulatory changes were to alter the current state of the housing finance industry such that the GSEs no longer operate in their current capacity, we may be forced to compete in a new marketplace in which financial strength ratings may play a greater role.
The rating agencies continually review the financial strength ratings assigned to Radian Group and its mortgage insurance subsidiaries, and the ratings are subject to change. The COVID-19 pandemic and its impact on our financial results and condition, could cause one or more of the rating agencies to downgrade the ratings assigned to Radian Group and its mortgage insurance subsidiaries. Currently, S&P and Fitch have assigned a negative outlook for the financial strength ratings assigned to our mortgage insurance subsidiaries and Radian Group senior debt. Downgrades to the ratings of our mortgage insurance subsidiaries and Radian Group could adversely affect our cost of funds, liquidity, access to capital markets and competitive

Glossary
position. If we are unable to compete effectively in the current or any future markets as a result of the financial strength ratings assigned to our mortgage insurance subsidiaries, the franchise value and future prospects for our mortgage insurance business could be negatively affected.
Our success depends, in part, on our ability to manage risks in our investment portfolio.
Our investment portfolio is an important source of revenue and is our primary source of claims paying resources. Although our investment portfolio consists primarily of highly-rated fixed income investments, our investment strategy is affected by general economic conditions, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and credit spreads and, consequently, the value of our fixed income securities, and as such, we may not achieve our investment objectives. Volatility or lack of liquidity in the markets in which we invest has at times reduced, and we expect that it will continue to reduce, the market value of some of our investments as a result of the disruption in the financial markets due to the COVID-19 pandemic. In addition, if the credit environment experiences additional deterioration, the risk of impairments of our investments could increase. LIBOR, U.S. Treasury yields and credit spreads have declined, which could further lower investment yields. If the financial markets experience additional disruption and volatility as a result of the COVID-19 pandemic or otherwise, it could have a material adverse effect on our liquidity, financial condition and results of operations.
Interest rates and investment yields on our investments continue to be low compared to historical averages, which has reduced the investment income we generate. For the significant portion of our investment portfolio held by our insurance subsidiaries, to receive favorable treatment under insurance regulatory requirements and full asset credit under the PMIERs, we generally are limited to investing in investment grade fixed income investments that are unlikely to increase our investment yields. Because we depend on our investments as a source of revenue, a prolonged period of lower than expected investment yields would have an adverse impact on our revenues and could potentially adversely affect our results of operations. Further, future updates to the Model Act or PMIERs could restrict our investment choices, which could negatively impact our investment strategy.
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

Glossary
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuance of Unregistered Securities
During the three and six months ended June 30, 2020, no equity securities of Radian Group were sold that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended June 30, 2020.

Issuer Purchases of Equity Securities
($ in thousands, except per-share amounts)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
Share repurchase programs
4/1/2020 to 4/30/2020	22	$13.56	—	$198,860
5/1/2020 to 5/31/2020	512,974	14.62	—	198,860
6/1/2020 to 6/30/2020	14,695	13.78	—	198,860
Total	527,691		—

______________________
(1)Includes 527,691 shares tendered by employees as payment of taxes withheld on the vesting of certain restricted stock awards granted under the Company’s equity compensation plans.
(2)On August 14, 2019, Radian Group’s board of directors approved a share repurchase program that authorizes the Company to spend up to $200 million to repurchase Radian Group common stock. On February 13, 2020, Radian Group’s board of directors authorized a $275 million increase in this program, bringing the total authorization to repurchase shares up to $475 million, excluding commissions. Effective March 19, 2020, the Company suspended its share repurchase program and canceled its current 10b5-1 plan. The Company purchased no shares during the three months ended June 30, 2020, under this share repurchase program, which expires on August 31, 2021. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase programs.

Glossary
Item 6. Exhibits

Exhibit No.	Exhibit Name

*10.1
Second Amendment, dated as of May 6, 2020, to the Credit Agreement, dated as of October 16, 2017 (as amended by that certain Augmenting Lender Supplement dated as of October 26, 2018 and that certain First Amendment dated as of December 21, 2018), by and among the Registrant, each of the lenders from time to time party thereto, Royal Bank of Canada, as administrative agent, and the other agents and arrangers party thereto

+*10.2	2020 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry
+*10.3	2020 Time-Based Restricted Stock Unit Grant Agreement under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry
+*10.4	Form of Executive Officer 2020 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan
+*10.5	Form of Executive Officer 2020 Time-Based Restricted Stock Unit Grant Agreement under the Radian Group Inc. Equity Compensation Plan

*31	Rule 13a - 14(a) Certifications

**32	Section 1350 Certifications

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)
______________________
* Filed herewith.
** Furnished herewith.
+ Management contract, compensatory plan or arrangement.

Glossary
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date:	August 10, 2020	/s/ J. FRANKLIN HALL
J. Franklin Hall
Senior Executive Vice President, Chief Financial Officer

/s/ ROBERT J. QUIGLEY
Robert J. Quigley
Senior Vice President, Controller and Chief Accounting Officer