Form 10-K
period 2020-12-31
RADIAN GROUP INC
filed 2021-02-26
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,958,053,939 based on the closing sale price as reported on the New York Stock Exchange. Excluded from this amount is the value of all shares beneficially owned by executive officers and directors of the registrant. These exclusions should not be deemed to constitute a representation or acknowledgment that any such individual is, in fact, an affiliate of the registrant or that there are not other persons or entities who may be deemed to be affiliates of the registrant.
The number of shares of common stock, $0.001 par value per share, of the registrant outstanding on February 24, 2021 was 191,688,864 shares.
_______________________________
DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K Reference Document
Definitive Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders	Part III (Items 10 through 14)

Glossary of Abbreviations and Acronyms
The following list defines various abbreviations and acronyms used throughout this report, including the Business Section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Financial Statement Schedules.

Term	Definition

1995 Equity Plan	The Radian Group Inc. 1995 Equity Compensation Plan, as amended
2008 Equity Plan	The Radian Group Inc. 2008 Equity Compensation Plan, as amended
2014 Equity Plan	The Radian Group Inc. 2014 Equity Compensation Plan
2014 Master Policy	Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which became effective October 1, 2014
2020 Master Policy	Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which became effective March 1, 2020
2016 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in the first quarter of 2016 and subsequently amended in the fourth quarter of 2017
2018 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in October 2017 to cede a portion of Single Premium NIW beginning January 1, 2018
2020 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in January 2020 to cede a portion of Single Premium NIW beginning January 1, 2020
ABS	Asset-backed securities
All Other	Radian’s non-reportable operating segments and other business activities, including: (i) income (losses) from assets held by our holding company; (ii) related general corporate operating expenses not attributable or allocated to our reportable segments; (iii) for all periods prior to its sale in the first quarter of 2020, income and expenses related to Clayton; (iv) for all periods presented, the income and expenses related to our traditional appraisal services; and (v) other immaterial revenue and expense items
Amended and Restated Equity Compensation Plan	The Radian Group Inc. Equity Compensation Plan, which amended and restated the 2014 Equity Plan and was approved by our stockholders on May 10, 2017
Amended and Restated Radian Group Inc. ESPP	The Radian Group Inc. Employee Stock Purchase Plan, as approved by our stockholders on May 9, 2018
ASU	Accounting Standards Update, issued by the FASB to communicate changes to GAAP
Available Assets	As defined in the PMIERs, assets primarily including the most liquid assets of a mortgage insurer, and reduced by, among other items, premiums received but not yet earned and reinsurance funds withheld
CARES Act	Coronavirus Aid, Relief, and Economic Security Act signed into law on March 27, 2020
CFPB	Consumer Financial Protection Bureau
Claim Curtailment	Our legal right, under certain conditions, to reduce the amount of a claim, including due to servicer negligence
Claim Denial	Our legal right, under certain conditions, to deny a claim
Claim Severity	The total claim amount paid divided by the original coverage amount
Clayton	Clayton Services LLC, a former indirect subsidiary of Radian Group that was sold on January 21, 2020, through which we provided services related to loan acquisition, RMBS securitization and distressed asset reviews and servicer and loan surveillance
Clayton Intercompany Note	A $300 million note payable from Radian Mortgage Services Inc. (formerly Clayton Group Holdings Inc.) to Radian Group (with terms consistent with the terms of our Senior Notes due 2019 that were used to fund our purchase of Clayton)
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
COVID-19	The novel coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
COVID-19 Amendment	Temporary amendment to the PMIERs effective June 30, 2020, primarily to recognize the COVID-19 pandemic as a nationwide “FEMA Declared Major Disaster” and to set forth guidelines on the application of the Disaster Related Capital Charge to COVID-19 Defaulted Loans

Term	Definition

COVID-19 Crisis Period	Time period extending from March 1, 2020 to March 31, 2021
COVID-19 Defaulted Loans	All non-performing loans that either: (i) have an Initial Missed Payment occurring during the COVID-19 Crisis Period or (ii) are subject to a forbearance plan granted in response to a financial hardship related to COVID-19 (which is assumed under the COVID-19 Amendment to be the case for any loan that has an Initial Missed Payment occurring during the COVID-19 Crisis Period and is subject to a forbearance plan), the terms of which are materially consistent with the terms of forbearance plans offered by the GSEs
Cures	Loans that were in default as of the beginning of a period and are no longer in default because payments were received such that the loan is no longer 60 or more days past due
Default to Claim Rate	The percentage of defaulted loans that are assumed to result in a claim
Disaster Related Capital Charge	Under the PMIERs, multiplier of 0.30 applied to the required asset amount factor for each non-performing loan: (i) backed by a property located in a FEMA Designated Area and (ii) either subject to a certain forbearance plan or with an initial default date occurring within a certain timeframe
Discrete Item(s)	For tax calculation purposes, certain items that are required to be accounted for in the provision for income taxes as they occur and are not considered components of the estimated annualized effective tax rate for purposes of reporting interim results. Generally, these are items that are: (i) clearly defined (such as changes in tax rate or tax law); (ii) infrequent or unusual in nature; or (iii) gains or losses that are not components of continuing operating income, such as income from discontinued operations or losses reflected as components of other comprehensive income. These items impact the difference between the statutory rate and Radian’s effective tax rate.
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended
Eagle Re Issuer(s)	A group of unaffiliated special purpose insurers (VIEs) domiciled in Bermuda, comprising Eagle Re 2018-1 Ltd., Eagle Re 2019-1 Ltd., Eagle Re 2020-1 Ltd., and/or Eagle Re 2020-2 Ltd., which provide reinsurance coverage under Radian Guaranty’s Excess-of-Loss Program.
ERCF	Enterprise Regulatory Capital Framework, which was finalized by the FHFA in December 2020 and established a new regulatory capital framework for the GSEs
Equity Plans	The 1995 Equity Plan, the 2008 Equity Plan and the Amended and Restated Equity Compensation Plan, together
ERM	Enterprise Risk Management
Excess-of-Loss Program	The credit risk protection obtained by Radian Guaranty in the form of excess-of-loss reinsurance, which indemnifies the ceding company against loss in excess of a specific agreed limit, up to a specified sum. The program includes reinsurance agreements with the Eagle Re Issuers in connection with various issuances of mortgage insurance-linked notes. The program also includes a separate agreement with a third-party reinsurer, representing a pro rata share of the credit risk alongside the risk assumed by Eagle Re 2018-1 Ltd., an Eagle Re Issuer.
Exchange Act	Securities Exchange Act of 1934, as amended
Extraordinary Distribution	A dividend or distribution of capital that is required to be approved by an insurance company’s primary regulator that is greater than would be permitted as an ordinary distribution (which does not require regulatory approval)
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FEMA	Federal Emergency Management Agency, an agency of the U.S. Department of Homeland Security
FEMA Designated Area	Generally, an area that has been subject to a disaster, designated by FEMA as an individual assistance disaster area for the purpose of determining eligibility for various forms of federal assistance
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
FICO	Fair Isaac Corporation (“FICO”) credit scores, for Radian’s portfolio statistics, represent the borrower’s credit score at origination and, in circumstances where there are multiple borrowers, the lowest of the borrowers’ FICO scores is utilized

Term	Definition

Fitch	Fitch Ratings, Inc.
Flow Basis	With respect to mortgage insurance, includes mortgage insurance policies that are written on an individual loan basis as each loan is originated or on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically shortly after the loans have been originated). Among other items, Flow Basis business excludes Pool Mortgage Insurance, which we originated prior to 2009.
Foreclosure Stage Default	The stage of default of a loan in which a foreclosure sale has been scheduled or held
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	Generally accepted accounting principles in the U.S., as amended from time to time
GSE(s)	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
HAMP	Homeowner Affordable Modification Program
HARP	Home Affordable Refinance Program
HPA	Homeowners Protection Act of 1998
IBNR	Losses incurred but not reported
IIF	Insurance in force, equal to the aggregate unpaid principal balances of the underlying loans
Initial Missed Payment	The first missed monthly payment, which would be reported to us as delinquent as of the last day of the month for which it was due. (For example, for a loan first reported to the approved insurer in May as having missed its payments due on April 1 and May 1, the Initial Missed Payment shall be deemed to have occurred on April 30. In this example, the loan would become a non-performing primary mortgage guaranty insurance loan in May and, if applicable, the Disaster Related Capital Charge would be applied for May, June, and July.)
IRS	Internal Revenue Service
IRS Matter	Our dispute with the IRS that we settled and fully resolved in the second quarter of 2018 that was related to the assessed tax liabilities, penalties and interest from the IRS’s examination of our 2000 through 2007 consolidated federal income tax returns
LAE	Loss adjustment expenses, which include the cost of investigating and adjusting losses and paying claims
LIBOR	London Inter-bank Offered Rate
Loss Mitigation Activity/Activities	Activities such as Rescissions, Claim Denials, Claim Curtailments and cancellations
LTV	Loan-to-value ratio, calculated as the ratio of the original loan amount to the original value of the property, expressed as a percentage
Master Policies	The Prior Master Policy, the 2014 Master Policy, and the 2020 Master Policy, together
Minimum Required Asset(s)	A risk-based minimum required asset amount, as defined in the PMIERs, calculated based on net RIF (RIF, net of credits permitted for reinsurance) and a variety of measures related to expected credit performance and other factors, including the impact of the Disaster Related Capital Charge
Model Act	Mortgage Guaranty Insurance Model Act, as issued by the NAIC to establish minimum capital and surplus requirements for mortgage insurers
Monthly and Other Recurring Premiums (or Recurring Premium Policies)	Insurance premiums or policies, respectively, where premiums are paid on a monthly or other installment basis, in contrast to Single Premium Policies
Monthly Premium Policies	Insurance policies where premiums are paid on a monthly installment basis
Moody’s	Moody’s Investors Service
Mortgage	Radian’s mortgage insurance and risk services business segment, which provides credit-related insurance coverage, principally through private mortgage insurance on residential first-lien mortgage loans, as well as other credit risk management and contract underwriting solutions to mortgage lending institutions and mortgage credit investors
MPP Requirement	Certain states’ statutory or regulatory risk-based capital requirement that the mortgage insurer must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels
NAIC	National Association of Insurance Commissioners

Term	Definition

NIW	New insurance written, representing the aggregate original principal amount of the mortgages underlying the Primary Mortgage Insurance
NOL	Net operating loss; for tax purposes, accumulated during years a company reported more tax deductions than taxable income. NOLs may be carried back or carried forward a certain number of years, depending on various factors which can reduce a company’s tax liability.
PDR	Premium deficiency reserve
Persistency Rate	The percentage of IIF that remains in force over a period of time
PMIERs	Private Mortgage Insurer Eligibility Requirements issued by the GSEs under oversight of the FHFA to set forth requirements an approved insurer must meet and maintain to provide mortgage guaranty insurance on loans acquired by the GSEs. The current PMIERs requirements, sometimes referred to as PMIERs 2.0, incorporate the most recent large-scale revisions to the PMIERs that became effective on March 31, 2019.
PMIERs Cushion	Under PMIERs, Radian Guaranty's excess of Available Assets over Minimum Required Assets
Pool Mortgage Insurance	Insurance that provides a lender or investor protection against default on a group or “pool” of mortgages, rather than on an individual mortgage loan basis, generally subject to an aggregate exposure limit, or “stop loss,” and/or deductible applied to the initial aggregate loan balance of the entire pool, pursuant to the terms of the applicable insurance agreement
Primary Mortgage Insurance	Insurance that provides a lender or investor protection against default on an individual mortgage loan basis, at a specified coverage percentage for each loan, pursuant to the terms of the applicable Master Policy
Prior Master Policy	Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which was in effect prior to the effective date of the 2014 Master Policy
PSPAs	Senior preferred stock purchase agreements, pursuant to which the U.S. Department of the Treasury owns the preferred stock of the GSEs
QM	Qualified mortgage; a mortgage that possesses certain low-risk characteristics that enable it to qualify for lender protection under the ability to repay rule instituted by the Dodd-Frank Act
QSR Program	The quota share reinsurance agreements entered into with a third-party reinsurance provider in the second and fourth quarters of 2012, collectively
Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Group	Radian Group Inc., our insurance holding company
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group and our approved insurer under the PMIERs, through which we provide mortgage insurance products and services
Radian Reinsurance	Radian Reinsurance Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group, through which we provide mortgage credit risk insurance and reinsurance, including through participation in credit risk transactions issued by the GSEs
Radian Settlement Services	Radian Settlement Services Inc., an indirect subsidiary of Radian Group, through which we provide title services
Radian Title Insurance	Radian Title Insurance Inc., an Ohio domiciled insurance company and an indirect subsidiary of Radian Group, through which we offer title insurance
RBC States	Risk-based capital states, which are those states that currently impose a statutory or regulatory risk-based capital requirement
Real Estate	Radian’s business segment that offers a broad array of title, valuation, asset management and other real estate services to market participants across the real estate value chain
Red Bell	Red Bell Real Estate, LLC, an indirect subsidiary of Radian Group, through which we provide real estate brokerage services and other related products and services
Reinstatements	Reversals of previous Rescissions, Claim Denials and Claim Curtailments
REO	Real estate owned
Rescission	Our legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies if we determine that a loan did not qualify for insurance
RESPA	Real Estate Settlement Procedures Act of 1974, as amended

Term	Definition

RIF	Risk in force; for Primary Mortgage Insurance, RIF is equal to the underlying loan unpaid principal balance multiplied by the insurance coverage percentage, whereas for Pool Mortgage Insurance, it represents the remaining exposure under the agreements
Risk-to-capital	Under certain state regulations, a maximum ratio of net RIF calculated relative to the level of statutory capital
RMBS	Residential mortgage-backed securities
RSU	Restricted stock unit
S&P	Standard & Poor’s Financial Services LLC
SAFE Act	Secure and Fair Enforcement for Mortgage Licensing Act, as amended
SAP	Statutory accounting principles and practices, including those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes due 2019	Our 5.500% unsecured senior notes due June 2019 ($300 million original principal amount)
Senior Notes due 2020	Our 5.250% unsecured senior notes due June 2020 ($350 million original principal amount)
Senior Notes due 2021	Our 7.000% unsecured senior notes due March 2021 ($350 million original principal amount)
Senior Notes due 2024	Our 4.500% unsecured senior notes due October 2024 ($450 million original principal amount)
Senior Notes due 2025	Our 6.625% unsecured senior notes due March 2025 ($525 million original principal amount)
Senior Notes due 2027	Our 4.875% unsecured senior notes due March 2027 ($450 million original principal amount)
Single Premium NIW / IIF	NIW or IIF, respectively, on Single Premium Policies
Single Premium Policy / Policies	Insurance policies where premiums are paid in a single payment, which includes policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically shortly after the loans have been originated)
Single Premium QSR Program	The 2016 Single Premium QSR Agreement, the 2018 Single Premium QSR Agreement and the 2020 Single Premium QSR Agreement, collectively
Stage of Default	The stage a loan is in relative to the foreclosure process, based on whether a foreclosure sale has been scheduled or held
Statutory RBC Requirement	Risk-based capital requirement imposed by the RBC States, requiring a minimum surplus level and, in certain states, a minimum ratio of statutory capital relative to the level of risk
Surplus Notes	Collectively: (i) a $100 million 0.0% intercompany surplus note issued by Radian Guaranty to Radian Group, due December 31, 2027 and (ii) a $200 million 3.0% intercompany surplus note issued by Radian Guaranty to Radian Group, due January 31, 2030
Time in Default	The time period from the point a loan reaches default status (based on the month the default occurred) to the current reporting date
VA	U.S. Department of Veterans Affairs
VIE	Variable interest entity

Glossary
Cautionary Note Regarding Forward-Looking Statements
—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events, including management’s current views regarding the likely impacts of the COVID-19 pandemic. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us, particularly those associated with the COVID-19 pandemic, which has had wide-ranging and continually evolving effects. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:
■the COVID-19 pandemic, which has caused significant economic disruption, high unemployment, periods of volatility and disruption in financial markets, and required adjustments in the housing finance system and real estate markets. The COVID-19 pandemic has adversely impacted our businesses, and this impact may continue for an unknown period and could expand in scope. We expect that the COVID-19 pandemic and measures taken to reduce its spread could further impact our business and subject us to certain risks, including those discussed in “Item 1A. Risk Factors—The COVID-19 pandemic has adversely impacted us, and its ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic and actions taken by governmental authorities in response to the pandemic” and the other risk factors in this report;
■further changes in economic and political conditions that impact the size of the insurable market, the credit performance of our insured portfolio, and our business prospects;
■changes in the way customers, investors, ratings agencies, regulators or legislators perceive our performance, financial strength and future prospects;
■Radian Guaranty’s ability to remain eligible under the PMIERs and other applicable requirements imposed by the FHFA and by the GSEs to insure loans purchased by the GSEs;
■the ERCF, which, among other things, increases the capital requirements for the GSEs and reduces the credit they receive for risk transfer, which could impact the GSEs’ operations and pricing as well as the size of the insurable mortgage insurance market, and which may form the basis for future versions of the PMIERs;
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
■changes in the charters or business practices of, or rules or regulations imposed by or applicable to, the GSEs, including changes in response to the COVID-19 pandemic, which may include changes in the requirements to remain an approved insurer to the GSEs, changes in the GSEs’ interpretation and application of the PMIERs, or changes impacting loans purchased by the GSEs;
■changes in the current housing finance system in the United States, including the roles of the FHA, the GSEs and private mortgage insurers in this system;
■uncertainty from the expected discontinuance of LIBOR and transition to one or more alternative benchmarks that could cause interest rate volatility and, among other things, impact our investment portfolio, cost of debt and cost of reinsurance through mortgage insurance-linked notes transactions;
■any disruption in the servicing of mortgages covered by our insurance policies, as well as poor servicer performance, which could be impacted by the burdens placed on many servicers due to the COVID-19 pandemic;

Glossary
■a decrease in the Persistency Rates of our mortgage insurance on monthly premium products;
■competition in our mortgage insurance business, including price competition and competition from the FHA and VA as well as from other forms of credit enhancement, such as GSE-sponsored alternatives to traditional mortgage insurance;
■the effect of the Dodd-Frank Act on the financial services industry in general, and on our businesses in particular, including the recently finalized changes to the QM loan requirements;
■legislative and regulatory activity (or inactivity), including the adoption of (or failure to adopt) new laws and regulations, or changes in existing laws and regulations, or the way they are interpreted or applied, including potential changes in tax law under the newly elected Biden Administration;
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
■the possibility that we may fail to estimate accurately, especially in the event of an extended economic downturn or a period of extreme market volatility and economic uncertainty such as we are currently experiencing due to the COVID-19 pandemic, the likelihood, magnitude and timing of losses in establishing loss reserves for our mortgage insurance business or to accurately calculate and/or project our Available Assets and Minimum Required Assets under the PMIERs, which will be impacted by, among other things, the size and mix of our IIF, the level of defaults in our portfolio, the reported status of defaults in our portfolio, including whether they are subject to forbearance, a repayment plan or a loan modification trial period granted in response to a financial hardship related to COVID-19, the level of cash flow generated by our insurance operations and our risk distribution strategies;
■volatility in our financial results caused by changes in the fair value of our assets and liabilities, including our investment portfolio;
■changes in GAAP or SAP rules and guidance, or their interpretation;
■effectiveness and security of our information technology systems and solutions, including our ability to successfully develop, launch and implement new and innovative technologies and digital solutions and the potential disruption in, or failure of, our information technology systems due to computer viruses, unauthorized access, cyber-attack, natural disasters or other similar events;
■our ability to attract and retain key employees; and
■legal and other limitations on amounts we may receive from our subsidiaries, including dividends or ordinary course distributions under our internal tax- and expense-sharing arrangements.
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Summary of Risk Factors, to the more detailed discussion of our Risk Factors included in Item 1A, and to subsequent reports and registration statements filed from time to time with the SEC. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we issued this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements to reflect new information or future events or for any other reason.

Glossary
Summary of Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully under "Item 1A. Risk Factors" of this Annual Report on Form 10-K and include, but are not limited to, the following material risks and uncertainties:
Risks Related to the COVID-19 Pandemic
■The COVID-19 pandemic has adversely impacted us, and its ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
Risks Related to Regulatory Matters
■Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity.
■Our insurance subsidiaries are subject to comprehensive state insurance regulations and other requirements, which we may fail to satisfy.
■Changes in the charters, business practices, or role of the GSEs in the U.S. housing market generally, could significantly impact our businesses.
■Legislation and administrative and regulatory changes and interpretations could impact our businesses.
Risks Related to our Mortgage and Real Estate Businesses
■Our success depends on our ability to assess and manage our underwriting risks; the premiums we charge may not be adequate to compensate us for our liability for losses and the amount of capital we are required to hold against our insured risks. We expect to incur losses for future defaults beyond what we have reserved for in our financial statements.
■If the estimates we use in establishing loss reserves are incorrect, we may be required to take unexpected charges to income, which could adversely affect our results of operations.
■Our Loss Mitigation Activity is not expected to mitigate mortgage insurance losses to the same extent as in prior years; Loss Mitigation Activity could continue to negatively impact our customer relationships.
■Reinsurance may not be available, affordable or adequate to protect us against losses.
■An extension in the period of time that a loan remains in our defaulted loan inventory may increase the severity of claims that we ultimately are required to pay.
■The length of time that our mortgage insurance policies remain in force could decline further and result in a decrease in our future revenues.
■Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims.
■Our mortgage insurance business faces intense competition.
■Our NIW and franchise value could decline if we lose business from significant customers.
■The current financial strength ratings assigned to our mortgage insurance subsidiaries could weaken our competitive position and potential downgrades by rating agencies to these ratings and the ratings assigned to Radian Group could adversely affect the Company.
■Our business depends, in part, on effective and reliable loan servicing.
■We face risks associated with our contract underwriting business.
■A decrease in the volume of mortgage originations could result in fewer opportunities for us to write new mortgage insurance business and conduct our Real Estate business.
■We face risks associated with our Real Estate business.
Risks Related to the Economic Environment
■The credit performance of our mortgage insurance portfolio is impacted by macroeconomic conditions and specific events that affect the ability of borrowers to pay their mortgages.
■Our success depends, in part, on our ability to manage risks in our investment portfolio.

Glossary
■Our reported earnings are subject to fluctuations based on changes in our trading securities, equity securities and short-term investments that require us to adjust their fair market value.
■Uncertainty relating to the potential discontinuance of LIBOR after 2021 may adversely affect us.
Risks Related to Liquidity and Financing
■Radian Group’s sources of liquidity may be insufficient to fund its obligations.
■Our revolving credit facility contains restrictive covenants that could limit our operating flexibility. A default under our credit facility could trigger an event of default under the terms of our senior notes. We may not have access to funding under our credit facility when we require it.
Risks Related to Information Technology and Cybersecurity
■Our information technology systems may fail or become outmoded, be temporarily interrupted or otherwise cause us to be unable to meet our customers’ demands.
■We could incur significant liability or reputational harm if the security of our information technology systems is breached, including as result of a cyberattack, or we otherwise fail to protect confidential information, including non-public personal information that we maintain.
Risks Related to Us and Our Subsidiaries Generally
■We may not continue to pay dividends at the same rate we are currently paying them, or at all, and any decrease in or suspension of payment of a dividend could cause our stock price to decline.
■We are subject to litigation and regulatory proceedings.
■We rely on our management team and our business could be harmed if we are unable to retain qualified personnel or successfully develop and/or recruit their replacements.
■We may make investments to grow our existing businesses, pursue new lines of business or new business initiatives, acquire other companies or engage in other strategic initiatives, each of which may result in additional risks and uncertainties.

Glossary

______________________________________________________________________________________________________
PART I
Item 1. Business

General
Overview
We are a diversified mortgage and real estate services business. We provide mortgage insurance and other products and services to the real estate and mortgage finance industries through our two business segments—Mortgage and Real Estate. While we manage and report on these two segments separately, we take an enterprise approach both externally and internally under our “One Radian” strategy, which leverages the value of our employees across our diversified businesses to better serve our customers under a unified brand. Our Mortgage segment provides credit-related insurance coverage, principally through private mortgage insurance, as well as other credit risk management and contract underwriting solutions to mortgage lending institutions and mortgage credit investors. Our Real Estate segment offers a broad array of products and services to market participants across the real estate value chain. Our Real Estate services include title, valuation, asset management and other real estate services offered primarily to mortgage lenders, mortgage and real estate investors, GSEs, real estate brokers and agents. See Note 1 of Notes to Consolidated Financial Statements for further descriptions of our businesses.
Radian Group serves as the holding company for our insurance and other subsidiaries, through which we offer our products and services, and does not have any operations of its own. Our principal executive offices are located at 1500 Market Street, Philadelphia, Pennsylvania 19102, and our telephone number is (215) 231-1000.
Available Information
Our website address is radian.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition, our guidelines of corporate governance, code of business conduct and ethics (which includes the code of ethics applicable to our chief executive officer, principal financial officer and principal accounting officer) and the governing charters for each standing committee of Radian Group’s board of directors are available free of charge on our website, as well as in print, to any stockholder upon request.
The public may read materials we file with the SEC, including reports, proxy and information statements, and other information, on the Internet site maintained by the SEC. The address of that site is sec.gov.
The above references to our website and the SEC’s website do not constitute incorporation by reference of the information contained on the websites and such information should not be considered part of this document.

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
Business Strategy
We are strategically focused on supporting the American dream of homeownership by delivering innovative solutions combined with superior levels of service to our customers across the residential mortgage and real estate spectrum through our combined mortgage insurance and mortgage-related businesses along with our comprehensive suite of real estate products and services. Our objectives include increasing value creation to drive strong growth and provide attractive stockholder returns. Consistent with these objectives, our business strategy, as highlighted below, is focused on growing our businesses and diversifying our revenue sources, while at the same time leveraging our operational excellence, human capital and the strength of our “One Radian” brand.

Radian’s Long-Term Strategic Objectives
■Maximize the long-term economic value of our insured portfolio to drive future earnings by writing profitable NIW and effectively managing the portfolio’s risk balance and overall profitability, including by using risk distribution strategies to manage our retained exposure
■Leverage the strength of our One Radian brand and core competencies and increase our competitive differentiation to:
▪Grow our mortgage insurance business in innovative ways
▪Expand our presence in the mortgage and real estate value chain beyond mortgage insurance
▪Maintain strong comprehensive enterprise risk management and risk/return discipline based on sound data and analytics
▪Enhance the quality and performance of our operations and delivery of products and services
■Manage our capital to build strategic financial flexibility and increase stockholder value
■Strengthen our One Radian team by building upon our inclusiveness and diversity, developing our talent for future success, fostering a culture based on our values and mission and utilizing data and analytics to adapt for the future

In our mortgage insurance business, we evaluate the long-term economic value of our existing and future insured portfolio by using a measure that incorporates expected lifetime returns for our insurance policies, taking into consideration projected premiums, credit losses, investment income, operating expenses, taxes and an assumed cost of capital. This projected economic value is then discounted to arrive at an estimated present value of the long-term economic value of our portfolio. We use this economic value to assist us in evaluating various portfolio strategies and identify opportunities to create stockholder value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Mortgage Insurance Portfolio” for more information about our insured portfolio.
A key element of our business strategy is to complement and diversify our business and revenue streams by increasing our participation in multiple facets of the residential real estate and mortgage finance markets while also building competitive differentiation within our Mortgage business. We currently are focused on growing our core real estate businesses to meet increased market demand for digital products and services across our title, valuation, asset management and other real estate services, which compose our Real Estate business. See “Real Estate—Real Estate Business Overview” for additional information about our Real Estate business.

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
2020 Highlights
Below are highlights of key accomplishments that contributed to our financial and operating results during 2020 in support of our long-term strategic objectives.

Key Accomplishments for 2020
■Responded decisively and effectively to the COVID-19 pandemic
▪Activated our business continuity program by rapidly transitioning to a work-from-home virtual workforce model with certain essential activities supported by limited staff in controlled office environments
▪Aligned our mortgage insurance origination and servicing guidelines with the GSEs’ implementation of temporary measures to respond to the COVID-19 pandemic and borrowers experiencing a COVID-19 related hardship. See "Regulation—GSE Requirements” for information on specific measures implemented.
▪Strengthened the Company’s capital and liquidity positions, as further discussed below

■Delivered positive financial results despite negative macroeconomic impacts related to COVID-19 pandemic
▪Achieved consolidated pretax income of $479.4 million in 2020, a decrease of 44% compared to $849.0 million in 2019. This decrease was primarily driven by an increase in provision for losses from $132.0 million in 2019 to $485.1 million in 2020, due to a material increase in new defaults, substantially all related to defaults of loans subject to forbearance programs implemented in response to the COVID-19 pandemic.
▪Earned adjusted pretax operating income(1) of $432.1 million, a decrease of 49% compared to $854.6 million for 2019

■Continued steps to maximize long-term economic value of our insured portfolio while cost-effectively mitigating risk
▪Wrote $105.0 billion of NIW on a Flow Basis, the highest flow volume in Radian’s 40+ year history and a 47% increase over 2019
▪Grew primary IIF by 2%, from $240.6 billion at December 31, 2019 to $246.1 billion at December 31, 2020
▪Continued to expand our risk distribution strategy as we seek to optimize the amounts and types of capital and risk distribution deployed against insured risk and reduce future loss volatility, including through the execution of two additional mortgage insurance-linked notes transactions and the continuation of our Single Premium QSR Program

■Grew our business beyond traditional mortgage insurance while narrowing our focus to higher growth opportunities
▪Expanded our participation in credit risk transfer programs developed by the GSEs, increasing our RIF under those programs to $392.0 million
▪Increased our Real Estate segment total revenues to $102.4 million in 2020, a 14% increase over 2019
▪Completed the sale of Clayton and refocused our valuation services business on more digital product offerings

■Returned value to stockholders through both share repurchases and increased dividends
▪In February 2020, our board of directors authorized an increase to the Company's quarterly cash dividend from $0.0025 to $0.125 per share, which was declared and paid in each of the four quarters of 2020
▪Repurchased over 11 million shares of Radian Group’s common stock in 2020, prior to temporarily suspending purchases under our share repurchase program in response to uncertainty resulting from the COVID-19 pandemic

■Enhanced our overall liquidity profile and financial flexibility
▪Issued $525 million aggregate principal amount of Senior Notes due 2025, to strengthen our liquidity in response to greater uncertainty caused by the COVID-19 pandemic
▪Extended the maturity of our unsecured revolving credit facility from October 16, 2020 to January 18, 2022
▪Increased available holding company liquidity by $450.1 million to $1.1 billion at December 31, 2020

■Further strengthened Radian Guaranty’s PMIERs financial position and subsidiary capital and liquidity
▪Increased the excess of Available Assets over Minimum Required Assets under PMIERs by $533.8 million to $1.3 billion at December 31, 2020, or 40% more than the Minimum Required Assets under PMIERs
▪Terminated the intercompany reinsurance agreement between Radian Guaranty and Radian Reinsurance, resulting in a redistribution of capital from Radian Reinsurance to Radian Group and Radian Guaranty

(1)Adjusted pretax operating income is a non-GAAP measure. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated—Use of Non-GAAP Financial Measures” for the definition and reconciliation of this measure to the most comparable GAAP measure, consolidated pretax income.
For additional information regarding these items as well as other factors impacting our business and financial results in 2020, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
Operating Environment
As a seller of mortgage credit protection and other credit risk management solutions, as well as a provider of real estate services, the demand for our products and services is largely driven by the macroeconomic environment generally, and more specifically by the health of the housing, mortgage finance and related real estate markets. Throughout 2020, the COVID-19 pandemic has created periods of significant economic disruption, high unemployment, volatility and disruption in financial markets, and required adjustments in the housing finance system and real estate markets. As such, beginning in the second quarter of 2020, our businesses have been negatively affected by the unprecedented and continually evolving impacts associated with the COVID-19 pandemic, including as further described below by a material increase in mortgage defaults triggered by the rapid and significant rise in unemployment. Despite these negative effects of the COVID-19 pandemic, mortgage originations were strong throughout 2020, as a result of both a strong purchase market and a significant increase in refinance originations driven largely by lower interest rates, and we believe that the long-term housing market fundamentals and outlook remain positive. In Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, see “Overview—Operating Environment” and “Mortgage Insurance Portfolio—New Insurance Written” for additional information about recent trends and our future outlook.
In addition, as further described in this report, we expect that the COVID-19 pandemic will continue to impact our businesses in future periods. The ultimate impact of the COVID-19 pandemic on our businesses will depend on a variety of factors, including among others: the extent and duration of the pandemic; the wider economic effects of the pandemic and the impact of economic stimulus efforts to support the economy through the pandemic; governmental and GSE forbearance programs and suspensions of foreclosures and evictions and other programs implemented to assist borrowers experiencing a COVID-19-related hardship. See “Item 1A. Risk Factors—The COVID-19 pandemic has adversely impacted us, and its ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.”
In response to the COVID-19 pandemic, we took a number of steps during 2020 to strengthen our capital and financial flexibility, adjust our mortgage insurance pricing and underwriting, and support and serve our workforce, customers and communities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—COVID-19 Impacts” for a detailed discussion of the impact of the pandemic on our businesses and our responses to date.
Mortgage
Our Mortgage business is impacted by specific macroeconomic conditions and events that impact the mortgage origination environment, including the mix between mortgage originations that are for home purchases versus refinancings of existing mortgages, and the credit performance of our portfolio of insured loans. The overall improvement in macroeconomic conditions following the financial crisis of 2007-2008, together with tighter credit requirements on new loans and an improvement in loan servicing, contributed to positive credit trends in our mortgage insurance portfolio in recent years until the start of the pandemic in the first quarter of 2020. As discussed above, beginning in March 2020, the unprecedented and continually evolving social and economic impacts associated with the COVID-19 pandemic had a negative effect on our business and our financial results due to a material increase in the number of new defaults in our mortgage insurance portfolio, predominately related to loans subject to forbearance programs. The increase in defaults continued, although to a lesser extent, in the second half of 2020. Despite the negative effects of the COVID-19 pandemic on our default levels and, as a result, our loss provision, we wrote record levels of NIW in 2020, due to the strong purchase and refinance origination markets described above. In Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, see “Overview—Operating Environment” and “Mortgage Insurance Portfolio—New Insurance Written” for additional information about recent trends and our future outlook.
We are subject to comprehensive regulation by both federal and state regulatory authorities, particularly for our mortgage insurance business. In addition, as the largest purchasers of conventional mortgage loans, and therefore, the main beneficiaries of private mortgage insurance, the GSEs impose eligibility requirements, known as PMIERs, that private mortgage insurers must satisfy in order to be approved to insure loans purchased by the GSEs. These requirements and practices, as well as those of the federal regulators that oversee the GSEs and lenders, impact the operating results and financial performance of private mortgage insurers. See “Regulation” for a comprehensive description of the significant state and federal regulations and other requirements of the GSEs that are applicable to our businesses.
The environment for private mortgage insurers is highly competitive, with private mortgage insurers competing primarily on the basis of price, underwriting guidelines, overall service, customer relationships, perceived financial strength and reputation. In addition to other private mortgage insurers, we compete with governmental agencies, principally the FHA and the VA. See “Competition” for additional information.
Beginning in 2019, the mortgage insurance industry began to migrate away from a predominantly rate-card-based pricing model, and now various pricing methodologies are being deployed with differing degrees of risk-based granularity, including the prevalent use of more granular risk-based pricing factors in “black box” pricing frameworks. The shift away from a predominantly rate-card pricing model and the increase in these “black box” pricing frameworks provides a more dynamic pricing capability and has contributed to a reduction in pricing transparency. See “Mortgage—Mortgage Business Overview—Pricing.”

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
In addition to the transformation of pricing frameworks, in recent years, participants in the private mortgage insurance industry have engaged in a range of risk distribution strategies to manage risk associated with retained credit risk. Among other benefits, risk distribution reduces our required capital, lowers our overall cost of capital and enhances our projected return on capital. We use reinsurance in our mortgage insurance business as a capital and risk management tool to lower the risk profile and financial volatility of our mortgage insurance portfolio through economic cycles. As the industry continues to evolve from a model where private mortgage insurers “originate and hold” risk to an “aggregate, manage and distribute” risk model, we expect to continue to utilize multiple forms of risk distribution, subject to cost, availability and other factors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Mortgage Insurance Portfolio—Risk Distribution.”
Real Estate
The macroeconomic conditions and other events that impact the housing, mortgage finance and related real estate markets also affect the demand for the products and services we offer through our Real Estate business. Sales volume in our Real Estate business varies based on the overall activity in the housing and mortgage finance markets and the health of related industries. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Real Estate” for additional information.
Mortgage
Mortgage Business Overview
Our Mortgage segment provides credit-related insurance coverage on residential mortgage loans, principally through private mortgage insurance, as well as other credit risk management and contract underwriting solutions, to mortgage lending institutions and mortgage credit investors. Private mortgage insurance plays an important role in the U.S. housing finance system because it promotes affordable home ownership and helps protect mortgage lenders and investors, as well as other beneficiaries, by mitigating default-related losses on residential mortgage loans. Generally, these loans are made to home buyers who make down payments of less than 20% of the purchase price for their home or, in the case of refinancings, have less than 20% equity in their home. Private mortgage insurance also facilitates the sale of these loans in the secondary mortgage market, most of which are currently sold to the GSEs.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage.”
Mortgage Insurance Products
Primary Mortgage Insurance
We generally provide Primary Mortgage Insurance on an individual loan basis as each mortgage is originated, but we also can provide Primary Mortgage Insurance on individual loans in an aggregate group of mortgages after they have been originated. We primarily write insurance in a “first loss” position, where we are responsible for the first losses incurred on an insured loan subject to a policy limit. See “—Mortgage Insurance Portfolio Characteristics—Mortgage Loan Characteristics.”
The terms of our Primary Mortgage Insurance coverage are set forth in a Master Policy that we enter into with each of our customers. Among other things, our Master Policies set forth the applicable terms and conditions of our mortgage insurance coverage, including: loan eligibility requirements; premium payment requirements; coverage terms; provisions for policy administration, servicing standards and requirements; exclusions or reductions in coverage; rescission and rescission relief provisions; claims payment and settlement procedures; and dispute resolution procedures. We file our Master Policies in each of the jurisdictions in which we conduct business. Our Master Policies are publicly available on our website. In 2020, Radian Guaranty and the other private mortgage insurers introduced new master policy forms based on updated requirements issued by the FHFA and the GSEs. See “—Defaults and Claims—Claims Management—Rescissions.”
Primary Mortgage Insurance provides protection against mortgage defaults at a specified coverage percentage. When there is a valid claim under Primary Mortgage Insurance, the maximum liability is determined by multiplying the claim amount, which consists of the unpaid loan principal, plus past due interest and certain expenses associated with the default, by the coverage percentage. Claims may be settled for the maximum liability or for other amounts. See “—Defaults and Claims—Claims Management” below. Although the Primary Mortgage Insurance we write protects lenders from a portion of losses resulting from mortgage defaults, it generally does not provide protection against property loss or physical damage, including damage caused by hurricanes or other severe weather events or natural disasters.
We wrote $105.0 billion and $71.3 billion of first-lien Primary Mortgage Insurance in 2020 and 2019, respectively. Substantially all of our Primary Mortgage Insurance written during 2020 and 2019 was written on a Flow Basis. Our 2020 NIW, partially offset by cancellations and amortization within our existing portfolio, resulted in an increase in IIF to $246.1 billion at December 31, 2020, compared to $240.6 billion at December 31, 2019. Our total direct Primary Mortgage Insurance RIF was $60.7 billion at December 31, 2020, compared to $60.9 billion at December 31, 2019.

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
Other Mortgage Insurance Products
GSE Credit Risk Transfer. Part of our business strategy includes leveraging our core expertise in credit risk management and expanding our presence in the mortgage finance industry. We participate in credit risk transfer programs developed by the GSEs as part of their initiative to distribute mortgage credit risk and increase the role of private capital in the mortgage market. Our total RIF under these credit risk transfer transactions was $392.0 million as of December 31, 2020, compared to $275.2 million as of December 31, 2019. We will only experience claims under these credit risk transfer transactions if the borrower’s equity, any existing Primary Mortgage Insurance (if applicable) and the GSEs’ retained risk are depleted. Through our participation in these GSE transactions, we assume additional types of risk (beyond that which we typically cover in our traditional mortgage insurance business) associated with the risk of defaults caused by physical damage, including natural disasters such as hurricanes and wildfires, which generally is not covered by the underlying Primary Mortgage Insurance. We regularly evaluate this exposure, including the geographic diversity of the loans included in these transactions and the protection provided by the GSEs’ first-loss risk position, in assessing our participation in these transactions.
Pool Mortgage Insurance. Prior to 2008, we wrote Pool Mortgage Insurance on a limited basis. At December 31, 2020, our total direct first-lien insurance RIF associated with our Pool Mortgage Insurance represented less than 1%, of our total direct first-lien insurance RIF or $281.0 million, as compared to $313.5 million at December 31, 2019. With respect to our Pool Mortgage Insurance, an aggregate exposure limit, or “stop loss” (usually between 1% and 10%), is generally applied to the initial aggregate loan balance on a group or “pool” of mortgages. In addition, an insured pool of mortgages may contain mortgages that are already covered by Primary Mortgage Insurance. In these transactions, Pool Mortgage Insurance is secondary to any Primary Mortgage Insurance that exists on mortgages within the pool. Our Pool Mortgage Insurance policies are privately negotiated and are separate from the Master Policies that we use for our Primary Mortgage Insurance.
Pricing
Primary Mortgage Insurance Premiums
A premium rate is applied when insurance coverage is requested on a mortgage, which is generally near the time of loan origination. Premiums for our mortgage insurance products are established based on performance models that consider a broad range of borrower, loan and property characteristics as well as current and projected market and economic conditions. Our premium rates are subject to regulation, and in most states where our insurance subsidiaries are licensed, the formulations by which we derive our premiums must be filed, and in some cases approved, before their use. See “Regulation—State Regulation.”
Our pricing strategy is to set our premium levels to manage the risk/return profile and maximize the long-term economic value of our insured portfolio by balancing credit risk, profitability and volume considerations, with the objective of achieving an overall risk-adjusted rate of return on capital given our modeled performance expectations. Our premium rates are based on a broad range of factors including our expectations about competitive and economic conditions and cost of capital, as well as other factors and risk attributes that we consider in developing our assumptions about loan and policy performance.
Our projected returns vary based on a number of factors including whether the insurance is borrower-paid or lender-paid, and whether the payments are made monthly or on another recurring basis, or in a single premium payment at the time of origination, as described below. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage—Premiums.” A change in capital requirements on insured loans can also affect our returns. See “Regulation—GSE Requirements.”
Premiums on our mortgage insurance products generally are written on either: (i) a recurring basis, which can be monthly or annual premiums, pursuant to our Monthly and Other Recurring Premium Policies or (ii) as a single premium generally paid at the time of loan origination pursuant to our Single Premium Policies. There are also products where premiums may be paid as a combination of up-front premium at origination plus a monthly installment. In addition, premiums may be paid after loan origination or may include a refundable component. Under some programs, subject to certain conditions, our policies provide coverage for the life of the loan while others terminate when certain criteria, such as prescribed LTV levels, are met. There are many factors that influence the types of premiums we receive, including, among others: (i) the preference of customers with whom we do business; (ii) the relative premium levels we and our competitors set for the various forms of premiums offered; and (iii) the percentage of mortgage originations derived from refinancing transactions versus new home purchases.
Mortgage insurance premiums can be funded through a number of methods, and while the coverage remains for the benefit of the insured lender or third-party beneficiary, the premiums may be paid by the borrower or by the lender. Borrower-paid Monthly and Other Recurring Premiums are generally paid as part of the borrower’s monthly mortgage payment, while borrower-paid premiums under the Single Premium Policies are paid at the time of closing either as part of the settlement charges or financed as a component of the mortgage loan amount. Lender-paid mortgage insurance premiums are paid by the lender and are typically passed through to the borrower in the form of additional origination fees or a higher interest rate on the mortgage note. The majority of our Monthly and Other Recurring Premiums are established as a fixed percentage of the initial loan balance for a set period of time (typically 10 years), after which the premium declines to a lower fixed percentage for the remaining life of the policy. Our remaining Monthly and Other Recurring Premiums are established as a fixed percentage of the loan’s amortizing balance over the life of the policy.

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
In 2019, the mortgage insurance industry began to widely use various pricing methodologies with differing degrees of risk-based granularity. Although the current pricing frameworks are based upon the same general risk attributes as have been considered in mortgage insurance pricing historically, more granular risk-based pricing factors are now being incorporated into pricing tools. The shift away from a predominantly rate-card based pricing model and the increase in “black box” pricing frameworks throughout the mortgage insurance industry provides a more dynamic pricing capability that allows for more frequent pricing changes that can be implemented quickly and has contributed to a reduction in pricing transparency. Further, among other factors, this shift toward risk-based, granular pricing methodologies, together with the development of enhanced digital technologies for delivering and receiving price quotes, has led to an increasing number of customers making their choice of mortgage insurance providers based on the lowest price available for any particular loan.
Overall, our approach to pricing is customer-centric and flexible, and we therefore offer a spectrum of risk-based pricing solutions for our customers with varying degrees of granularity and transparency. This approach represents a continuation of our strategy to pursue multiple pricing delivery options that are best suited to a lender’s loan origination process and balanced with our own objectives for managing our volume of NIW and the risk/return profile of our mortgage insurance portfolio. These solutions range from more traditional pricing forms (i.e., rate card-based pricing) to RADAR Rates, our “black box” pricing framework and digital delivery platform that utilizes Radian’s proprietary RADAR risk model and analyzes credit risk inputs to customize a rate quote to a borrower’s individual risk profile, loan attributes and property characteristics. See “Item 1A. Risk Factors—Our mortgage insurance business faces intense competition.”
GSE Credit Risk Transfer Premiums
Credit risk transfer premium rates are established through a sealed-bid auction process in which potential insurers/reinsurers provide their desired allocation of the offering(s) at a specified premium rate to the GSE. We evaluate each transaction and determine our bid based on performance models that consider a broad range of borrower, loan and property characteristics as well as market and forecasted future economic conditions. The GSEs set a uniform premium based on an assessment of the bids received and, based on their desired counterparty exposure, assign allocations to insurers/reinsurers up to their requested bid amounts.
Underwriting
Mortgage loan applications are underwritten to determine whether they are eligible for our mortgage insurance. We perform this function directly or, alternatively, we delegate to our insured lenders the ability to underwrite the mortgage loans based on compliance with our underwriting guidelines.
Delegated Underwriting. Through our delegated underwriting program, we approve insured lenders to underwrite mortgage loan applications based on our mortgage insurance underwriting guidelines. Each lender participating in the delegated underwriting program must be approved by our risk management group. Utilization of our delegated underwriting program enables us to meet lenders’ demands for immediate mortgage insurance coverage and increases the efficiency of the underwriting process. We use quality control sampling and performance monitoring to manage the risks associated with delegated underwriting. Under the terms of the program, we have certain rights to rescind coverage if there has been a deviation from our underwriting guidelines. For a discussion of these limited Rescission rights, see “—Defaults and Claims—Claims Management—Rescissions.” As of December 31, 2020 and 2019, 67% and 63% of our total first-lien IIF had been originated on a delegated basis, respectively.
Non-Delegated Underwriting. Insured lenders may submit mortgage loan applications to us and we will perform the mortgage insurance underwriting. Some customers prefer our non-delegated underwriting program because we assume responsibility for underwriting the mortgage insurance and, subject to the terms of our Master Policies, may have less ability to rescind coverage if there is an underwriting error. We leverage loan application data and analytics to identify mortgage insurance applications with risk layering or underwriting complexity to increase efficiency in our process and ensure the appropriate focus on the higher risk applications. We use quality control sampling, loan performance monitoring and training to manage the risks associated with our non-delegated underwriting program. As of December 31, 2020 and 2019, 28% and 31% of our total first-lien IIF had been originated on a non-delegated basis, respectively.
Contract Underwriting. We also provide third-party contract underwriting services to our mortgage insurance customers. Generally, we offer limited indemnification to our contract underwriting customers. To manage the risks associated with contract underwriting, we train our underwriters, require them to complete continuing education and routinely audit performance to monitor the accuracy and consistency of underwriting practices. During 2020, mortgage loans underwritten through contract underwriting accounted for 5% of insurance certificates issued on a Flow Basis, as compared to 5% in 2019.
Mortgage Insurance Portfolio Characteristics
Direct Risk in Force
Exposure in our mortgage insurance business is measured by RIF, which for Primary Mortgage Insurance is equal to the underlying loan unpaid principal balance multiplied by our insurance coverage percentage. See “Item 7. Management’s

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
Discussion and Analysis of Financial Condition and Results of Operations—Mortgage Insurance Portfolio—Insurance and Risk in Force” for additional information about the composition of our primary RIF. See “—Mortgage Business Overview—Mortgage Insurance Products” for additional information regarding other mortgage insurance RIF.
We analyze our mortgage insurance portfolio in a number of ways to identify any concentrations or imbalances in risk dispersion. We believe that, among other factors, the credit performance of our mortgage insurance portfolio is affected significantly by:
■general economic conditions (in particular, interest rates, home prices and unemployment);
■the age and performance history of the loans insured;
■the geographic dispersion and other characteristics of the properties securing the insured loans and the condition of local housing markets;
■the quality of loan underwriting and servicing; and
■the credit characteristics of the borrower(s) and the characteristics of the loans insured, including the amount of the loan compared to the value of the home.
Persistency Rate
The amount of time that our insurance certificates remain in force, which is affected by loan repayments and terminations of our insurance, has a significant impact on our revenues and our results of operations. The Persistency Rate is the measure that assesses the impact that insurance terminations resulting in certificate cancellations have on our IIF, which is one of the primary drivers of future premiums that we expect to earn over time. Because premiums on our Recurring Premium Policies are earned over time, higher Persistency Rates on these policies increase the premiums we receive and generally result in increased profitability and returns. Conversely, assuming all other factors remain constant, higher Persistency Rates on Single Premium business lower the overall returns from our insured portfolio, as the premium revenue for our Single Premium Policies is the same regardless of the actual life of the insurance policy. Historically, there is a close correlation between interest rates and Persistency Rates, with lower interest rate environments generally increasing refinancings that increase the cancellation rate of our insurance and therefore lower our Persistency Rates. In Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, see “Key Factors Affecting Our Results—Mortgage—IIF and Related Drivers” and “Mortgage Insurance Portfolio—Insurance and Risk in Force” for more information.
Geographic Dispersion
Radian Guaranty is authorized to write mortgage insurance in all 50 states, the District of Columbia and Guam. We have a geographically diversified mortgage insurance portfolio and we proactively monitor the portfolio for concentration risks at both the state level and metropolitan area level known as Core Based Statistical Areas. As of December 31, 2020, three states accounted for approximately 26.1% of our RIF, with the highest state concentration being 9.9% in California. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Mortgage Insurance Portfolio—Insurance and Risk in Force—Geographic Dispersion” for additional information about the geographic dispersion of our direct Primary Mortgage Insurance.
Mortgage Loan Characteristics
Factors that contribute significantly to our overall risk diversification and the credit quality of our RIF include, among others, geographic dispersion, as discussed above, as well as product distribution, underwriting and our risk management practices. In evaluating the credit quality of our portfolio and developing our pricing and risk management strategies, we consider a number of borrower, loan and property characteristics, including LTV and FICO score discussed below. We also consider a number of other loan and property characteristics in assessing our risk of loss, including without limitation, debt-to-income ratio, average loan size, property type, occupancy type, loan purpose and number of borrowers.
LTV. An important indicator of claim incidence and severity in our mortgage insurance business is the relative amount of a borrower’s equity that exists in a home. Generally, absent other mitigating factors such as high FICO scores and other credit factors, loans with higher LTVs at inception (i.e., smaller down payments) are more likely to result in a claim than lower LTV loans. The average original LTV of our NIW in 2020 was 90.4%, compared to 91.6% and 92.5% in 2019 and 2018, respectively.
FICO Score. We use the FICO score as one indicator of a borrower’s credit quality. Typically a borrower with a higher credit score has a lower likelihood of defaulting on a loan. Pursuant to our underwriting guidelines, our minimum required FICO credit score is 620 and can range up to 850. The average FICO score at origination for our NIW in 2020 was 753, compared to 750 and 741 in 2019 and 2018, respectively.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Mortgage Insurance Portfolio” for additional information about the credit quality and characteristics of our direct Primary Mortgage Insurance.

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
Defaults and Claims
Defaults
In our Mortgage segment, the default and claim cycle begins with the receipt of a default notice from the loan servicer. We consider a loan to be in default for financial statement and internal tracking purposes upon receipt of notification by servicers that a borrower has missed two monthly payments. Defaults can occur due to a variety of specific events affecting borrowers, including death or illness, divorce or other family problems, unemployment, factors impacting economic conditions (e.g., pandemics, epidemics and other disasters such as hurricanes, floods and wildfires) or other events.
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
Currently, a segment of U.S. residential mortgage loans may be eligible for certain types of relief as a result of the legislative response to COVID-19, including the CARES Act. The CARES Act provides a temporary foreclosure and eviction moratorium for residential mortgagors with certain federally or GSE-backed mortgages. These moratoriums have been extended through the action of relevant federal agencies. Additionally, upon request by borrowers of federally or GSE-backed mortgage loans who attest to financial hardship related to the pandemic, the CARES Act requires mortgage servicers to provide these borrowers with up to 180 days forbearance on their mortgage payments, which may be extended for an additional 180 days upon request. There is no end date under the CARES Act for when the 180 days forbearance must initially be offered. The permissible forbearance period of 12 months under the CARES Act has been lengthened by various federal agencies and the length of the period varies depending on the agency and type of mortgage at issue. See “Regulation—Federal Regulation—CARES Act.” Although the scope of the effects on Radian’s business from the CARES Act and related federally mandated relief is not yet known, these relief options could cause a backlog of defaults and foreclosures with uncertain timelines for cures or continued defaults that could lead to insurance claims.
Additionally, in response to COVID-19, Fannie Mae and Freddie Mac announced temporary servicing guidelines to ensure servicers can assist borrowers impacted by COVID-19. We have published interim servicing guidance aligning with the GSEs’ initiatives for borrowers experiencing a COVID-19 related hardship, including the GSEs’ payment deferral program and suspensions of foreclosures and evictions.
Claims
Defaulted loans that fail to become current, or “cure,” may result in a claim under our mortgage insurance policies. Mortgage insurance claim volume is determined by the circumstances surrounding the default. The rate at which defaults cure, or do not go to claim, depends in large part on a borrower’s financial resources and circumstances (including whether the borrower is eligible for a loan modification), local housing prices (i.e., whether borrowers are able to cure defaults by selling the property in full satisfaction of all amounts due under the mortgage), interest rates, unemployment and other factors impacting economic conditions.
In our first-lien Primary Mortgage Insurance business, in order to submit a claim, the insured must first either acquire title to the property (typically through a foreclosure proceeding) or we must approve a third-party sale of the property. The time for a lender to acquire title to a property through foreclosure varies depending on the state, and in particular whether a state requires a lender to proceed through the judicial system in order to complete the foreclosure. Following the financial crisis of 2007-2008, the average time that it took for us to receive a claim increased, due in part to loss mitigation protocols that were established by servicers and also due to a significant backlog of foreclosure proceedings in many states. Although these delays lessened as the economy recovered from that financial crisis, we may experience similar delays as a result of COVID-19-related relief programs. For example, payment and foreclosure forbearance programs instituted at the federal and state levels in response to the COVID pandemic could again cause defaulted loans to remain in our defaulted loan inventory for a protracted period of time before we receive a claim. See “Item 1A. Risk Factors—An extension in the period of time that a loan remains in our defaulted loan inventory may increase the severity of claims that we ultimately are required to pay.”
For Pool Mortgage Insurance, which represents less than 1% of our RIF at December 31, 2020, our policies typically require the insured to not only acquire title but also to actively market and ultimately liquidate the real estate asset before filing a claim, which generally lengthens the time between a default and a claim submission.
Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, except for periods of economic distress, we have experienced relatively few claims during the first two years following issuance of a policy. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage—Year Ended December 31, 2020 Compared to Year Ended December 31, 2019—Provision for Losses” for additional detail on net claims paid.
In addition to claim volume, Claim Severity is another significant factor affecting losses. We calculate the Claim Severity by dividing the claim paid amount by the original coverage amount. Factors that impact the severity of a claim include, but are not limited to, the size of the loan, the amount of mortgage insurance coverage placed on the loan, the amount of time between

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
default and claim during which we are expected to cover certain interest (capped at two years under our Prior Master Policy and capped at three years under our 2014 and 2020 Master Policies) and expenses, and the impact of our Loss Mitigation and other loss management activities with respect to the loan. Home price appreciation as well as pre-foreclosure sales, acquisitions and other early workout efforts help to reduce overall Claim Severity, as do actions we may take to reduce a claim payment due to servicer negligence, as discussed below in “Claims Management.” See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage—Year Ended December 31, 2020 Compared to Year Ended December 31, 2019—Provision for Losses.”
Claims Management
Our claims management process is focused on analyzing and processing claims to ensure that we pay valid claims in accordance with our policies. Our mortgage insurance claims management department pursues opportunities to mitigate losses both before and after claims are received.
In our mortgage insurance business, upon receipt of a valid claim, we have a range of settlement options for calculating the claim amount (also referred to as calculated loss), as set forth in our Master Policies. Most frequently, we settle a valid claim with the “Percentage Option” by paying the maximum liability and allowing the insured lender to keep title to the property. For this purpose, the maximum liability is determined by multiplying (x) the claim amount (which consists of the unpaid loan principal, plus past due interest for a period of time specified in our Master Policies, plus certain expenses associated with the default, and minus certain deductions) by (y) the applicable coverage percentage. We also have the following alternative settlement options:
(i)Approved Sale Option: Subject to any reduction provided for elsewhere in our policy, pay the claim amount not to exceed the lender’s entire loss or our maximum liability, taking into account the net proceeds received by the lender following an approved sale;
(ii)Acquisition Option: Subject to any reduction provided for elsewhere in our policy, pay the entire claim amount (as described above without application of the coverage percentage), upon the conveyance to us of good and marketable title to the property; or
(iii)Anticipated Loss Option: In certain circumstances, as outlined in our Master Policies, the settlement is based on the claim amount minus the net proceeds we reasonably anticipate would be generated if the property, in its original condition on the effective insurance commitment date, reasonable wear and tear excepted, were sold to a third party for fair market value.
Approved sales in which the underlying property has been sold for less than the outstanding loan amount are commonly referred to as “short sales.” Although short sales may have the effect of reducing our ultimate claim obligation, in many cases, a short sale will result in the payment of a claim in an amount that is equal to the maximum liability amount. Under our Master Policies, we retain the right to consent prior to consummation of any short sale. We have entered into agreements with each of the GSEs, pursuant to which we delegated to the GSEs our prior consent rights with respect to short sales on loans owned by the GSEs, as long as the short sales meet applicable GSE guidelines and processes for short sales and subject to certain other factors set forth in these agreements. We also provide for limited delegation authority to certain loan servicers for short sales under specific circumstances. For loans that are not owned by the GSEs and for which we have not granted specific delegation authority to the loan servicer, we perform an individual analysis of each proposed short sale and provide our consent to these sales when appropriate. Historically, we have consented to a short sale only after reviewing various factors, including among other items, the sale price relative to market and the ability of the borrower to contribute to any shortfall in the sale proceeds as compared to the outstanding loan amount.
After a claim is received, our loss management specialists may focus on:
■a review to determine compliance with applicable loan origination programs and our mortgage insurance policy requirements, including: (i) whether the loan qualified for insurance at the time the certificate of coverage was issued; (ii) whether the insured has satisfied its obligation in meeting all necessary conditions in order for us to pay a claim, including submitting all necessary documentation in connection with the claim (commonly referred to as “claim perfection”); and (iii) whether the loan was appropriately serviced in accordance with the standards set forth in our Master Policies;
■analysis and prompt processing to ensure that valid claims are paid in an accurate and timely manner;
■responses to loss mitigation opportunities presented by the insured; and
■management and disposal of acquired real estate.
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

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
Claim Denials
We have the legal right under our Master Policies to deny a claim under certain conditions, such as when the loan servicer does not produce documents necessary to perfect a claim, including evidence that the insured has acquired title to the property, within the time period specified in our Master Policies. Most often, a Claim Denial is the result of a servicer’s failure to provide the loan origination file or other critical servicing documents for review. If, after requests by us, the loan origination file or other servicing documents are not provided to us, we generally deny the claim. If we deny a claim, we may continue to allow the insured the ability to perfect the claim for a limited period of time, as specified in our Master Policies. If the insured successfully perfects the claim on a timely basis, we will process the claim, including, as appropriate, by conducting a review of the loan file to ensure that underwriting and loan servicing were conducted properly.
If, after completion of this process, we determine that the claim was not perfected, the insurance claim is denied and we consider the Claim Denial to be final and resolved. Although we may make a final determination with respect to a Claim Denial, it is possible that after we have a denied coverage a legal challenge to our decision may be brought within a period of time specified under the terms of our Master Policies.
Rescissions
Mortgage insurance master policies generally protect mortgage insurers from the risk of material misrepresentations and fraud in the origination of an insured loan by establishing the right, under certain conditions, to unilaterally rescind coverage. Under the terms of our Master Policies, typical events that may give rise to our right to rescind coverage include: (i) we insured a loan in reliance upon an application for insurance that contains a material misstatement, misrepresentation or omission, whether intentional or otherwise, or that was issued as a result of an act of fraud or (ii) we find that there was negligence in the origination of a loan that we insured. We also have rights of Rescission arising from a breach of the insured’s representations and warranties that are contained in our Master Policies or endorsements thereto and are required with our delegated underwriting program.
If we rescind coverage based on a determination that a loan did not qualify for insurance, we provide the insured with a period of time to challenge, or rebut, our decision. If a rebuttal to our Rescission is received and the insured provides additional information supporting the continuation (i.e., non-rescission) of coverage, we have the claim re-examined internally by a separate, independent investigator. If the additional information supports the continuation of coverage, the insurance is reinstated and if there is a claim, it proceeds to the next step in our claims review process. Otherwise, if we determine that the loan did not qualify for coverage, the insurance certificate is rescinded (and we issue a premium refund under the terms of our Master Policies) and we consider the Rescission to be final and resolved. Although we may make a final determination internally with respect to a Rescission, it is possible that a legal challenge to our decision to rescind coverage may be brought after we have rescinded coverage during a period of time that is specified under the terms of our Master Policies.
Following the financial crisis, the FHFA and the GSEs identified minimum standards and specific requirements for private mortgage insurer master policies, including rescission relief principles that limit the right to rescind coverage when certain conditions are met. These rescission relief principles have limited the potential for Loss Mitigation Activity throughout the private mortgage insurance industry. In accordance with these rescission relief principles, we have incorporated provisions into our 2014 Master Policy and 2020 Master Policy that generally provide rescission relief based on the number of months that borrowers remain current on their mortgage loans. As a consequence, our rights to conduct Loss Mitigation Activity generally are more limited under these more recent Master Policies as compared to our Prior Master Policy. The terms of the 2014 Master Policy and 2020 Master Policy do not limit Radian Guaranty’s rights and remedies under certain life-of-loan reservation of rescission rights specified in the policy, including fraud and certain patterns of fraud. See "Item 1A. Risk Factors—Changes in the charters, business practices, or role of the GSEs in the U.S. housing market generally, could significantly impact our businesses.”
Claim Curtailments
We also have rights under our Master Policies to curtail, and in some circumstances, deny claims due to servicer negligence. Examples of servicer negligence may include, without limitation:
■a failure to report information to us on a timely basis as required under our Master Policies;
■a failure to pursue loss mitigation opportunities presented by borrowers, realtors and/or any other interested parties;
■a failure to pursue loan modifications and/or refinancings through programs available to borrowers or an undue delay in presenting claims to us (including as a result of improper handling of foreclosure proceedings), which increases the interest or other components of a claim we are required to pay; and
■a failure to initiate and diligently pursue foreclosure or other appropriate proceedings within the timeframe specified in our Master Policies.
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

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
From time to time, claims management may result in disputes with our customers that ultimately produce litigation or other legal proceedings. See “Item 3. Legal Proceedings” and Note 13 of Notes to Consolidated Financial Statements.
Real Estate
Real Estate Business Overview
Our Real Estate segment offers a broad array of products and services to market participants across the real estate value chain. Our Real Estate services include title, valuation, asset management and other real estate services offered primarily to mortgage lenders, mortgage and real estate investors, GSEs, real estate brokers and agents. These services help lenders, investors, consumers and real estate agents evaluate, manage, monitor, acquire and sell properties. As further described below, our Real Estate business is driven primarily by digital products and services, including software as a service solutions and proprietary technology platforms.
A key element of our overall business strategy is to use our Real Estate segment to diversify our business and revenue streams by increasing our participation in multiple facets of the residential real estate and mortgage finance markets. We believe that the combination of our mortgage insurance business with our unique set of diversified real estate services capabilities provides us with an opportunity to become more relevant to our customers and is a competitive differentiator for us compared to other private mortgage insurance companies.
Services Offered
Title Services. We provide a comprehensive suite of insurance and non-insurance title, closing and settlement services to mortgage lenders, mortgage investors and GSEs as well as directly to consumers for residential mortgage loans. In addition to title insurance, we offer a full complement of title services that include tax and title data services; centralized recording services; document retrieval; default curative title services; deed reports; and property reports. Our closing and settlement services include electronic execution of some or all mortgage loan closing documents in a digital environment (eClosing), ranging from full eClosing to hybrid eClosing and remote eClosing, as well as more traditional signing services, centralized closing and settlement services and local closing and settlement services.
Valuation Services. We provide a suite of real estate valuation products and services to lenders, servicers, investors, GSEs and real estate agents. These products include: appraisal review products; hybrid/ancillary appraisal products; automated valuation products; interactive valuation products; and broker price opinions (BPOs). See “All Other” for additional information on our traditional appraisal services, which in October 2020 we announced we were winding down.
Asset Management Services. We provide asset management solutions to help investors and lenders improve execution on their real estate properties. These services include management of the entire REO disposition process, including the eviction and redemption process, as well as property preservation and repairs. We also offer a full range of services that serve the single family rental asset class. Our comprehensive single family rental services provide a centralized, single point of contact for facilitating the valuation, diligence and underwriting services needed to support single family rental securitizations, multi-borrower transactions and warehouse facilities. In addition, we offer a web-based workflow solution to assist in managing REO assets, rental properties, due diligence for bulk acquisitions, loss mitigation efforts and short sales.
Other Real Estate Services. We offer other real estate products and services to assist agents in facilitating residential real estate transactions including software as a service (SaaS) solutions, real estate data products and real estate transaction services.
Real Estate Revenue Drivers
Due to the nature of the services provided, our Real Estate arrangements with customers consist primarily of fixed-price contracts. Under fixed-price contracts, we agree to perform the specified services and deliverables for a pre-determined per-unit price. To a lesser extent, we utilize percentage-of-sale contracts, under which we are paid a contractual percentage of the sale proceeds upon the sale of each property. These contracts are only used for a portion of our REO management services and our real estate brokerage services. In addition to these fees for services, we earn net premiums on title insurance written by Radian Title Insurance.
In most cases, our contracts with our clients do not include minimum volume commitments and can be terminated at any time by our clients. Although some of our contracts and assignments are recurring in nature, and include repetitive monthly assignments, a significant portion of our engagements are transactional in nature and may be performed in connection with securitizations, real estate purchases and sales, or other transactions. Due to the transactional nature of our business, our Real Estate segment revenues may fluctuate from period to period as transactions are commenced or completed. In addition, our segment revenues are impacted by the volume of real estate transactions in the marketplace, which may fluctuate from period to period. See “Item 1A. Risk Factors—We face risks associated with our Real Estate business.”
For additional information on the most significant factors affecting our Real Estate business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Real Estate.”

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
All Other
All Other Overview
All Other activities include: (i) income (losses) from assets held by our holding company; (ii) related general corporate operating expenses not attributable or allocated to our reportable segments; (iii) for all periods prior to its sale in the first quarter of 2020, income and expenses related to Clayton; (iv) for all periods presented, the income and expenses related to our traditional appraisal services, as discussed below; and (v) other immaterial revenue and expense items. See Note 4 of Notes to Consolidated Financial Statements for additional information regarding the basis of our segment reporting, including the related allocations and the impacts of the sale of Clayton and subsequent organizational changes made in the first quarter of 2020, as well as the wind down of our traditional appraisal business, announced in the fourth quarter of 2020.
Sale of Clayton
We engaged in a process in 2019 to evaluate a potential sale of Clayton, through which we provided services related to loan acquisition, RMBS securitization and distressed asset reviews and servicer and loan surveillance. This sale was completed on January 21, 2020. See Note 7 of Notes to Consolidated Financial Statements for additional information on the Clayton sale and the related financial impacts.
Appraisal Services
Through December 2020, we offered residential real estate appraisal services through a panel of independent contractor appraisers. Given the increased market demand for technology-driven solutions, in October 2020 we announced the wind down of this traditional appraisal business in order to focus on our digital valuation services, which are expected to produce higher growth.
Competition
Mortgage
We operate in the highly competitive U.S. mortgage insurance industry. Our competitors primarily include other private mortgage insurers and federal and state governmental agencies, principally the FHA and VA.
In addition to Radian Guaranty, the private mortgage insurers that are currently approved and eligible to write business for the GSEs are:
■Arch MI (includes both Arch Mortgage Insurance Company and United Guaranty Residential Insurance Company);
■Essent Guaranty, Inc.;
■Genworth Financial, Inc.;
■Mortgage Guaranty Insurance Corporation; and
■NMI Holdings, Inc.
We compete directly with other private mortgage insurers primarily on the basis of price, underwriting guidelines, overall service, customer relationships, perceived financial strength (including comparative credit ratings) and reputation. Overall service competition is based on, among other things, effective and timely delivery of products, timeliness of claims payments, customer service, timely and accurate servicing of policies, training, loss mitigation efforts and management and field service expertise. For Radian, service also includes our ability to offer products and services to customers through our Real Estate business that are relevant to our mortgage insurance customers and complement our mortgage insurance products.
Pricing has always been and continues to be competitive in the mortgage insurance industry. We monitor various competitive and economic factors while seeking to enhance the long-term value of our portfolio by balancing credit risk, profitability, and volume and capital considerations in developing our pricing and origination strategies. We take a disciplined approach to establishing our premium rates and seek to write a mix of business that we expect to produce our desired level of NIW and our targeted level of returns on a blended basis. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage—Premiums.” Based on publicly available information, we estimate that our share of NIW within the private mortgage insurance market was approximately 18% for 2020.
Certain of our private mortgage insurance competitors currently have better financial strength ratings than we have and/or are subsidiaries of larger corporations, which may give them a competitive advantage.
We also compete with governmental agencies, principally the FHA and the VA. We compete with the FHA and VA on the basis of loan limits, pricing, credit guidelines, terms of our insurance policies and loss mitigation practices. Beginning in 2008, the FHA, which historically had not been a significant competitor, substantially increased its share of the mortgage insurance market

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
to a high of approximately 74% in 2009. Since then, the private mortgage insurance industry has recaptured market share from the FHA, primarily due to: (i) improvements in the financial strength of private mortgage insurers; (ii) the development of new products and marketing efforts directed at competing with the FHA; (iii) increases in the FHA’s pricing; (iv) the U.S. government’s pursuit of legal remedies against FHA-approved lenders related to loans insured by the FHA; and (v) various policy changes at the FHA, including the general elimination of the premium cancellation provision. We believe that better execution for borrowers with higher FICO scores, lender preference and the inability to cancel FHA insurance for certain loans have provided a competitive advantage for private mortgage insurers. The FHA’s share of the total insured mortgage market (which includes FHA, VA and private mortgage insurers) was reported to be 24% in 2020, compared to 29% in 2019. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage—NIW and Related Drivers.”
If the competitive position of the FHA is enhanced, it could have a negative effect on our ability to compete with the FHA. See “Regulation—Federal Regulation—Housing Finance Reform and the GSEs’ Business Practices” for a discussion of several recent developments and proposals that could make the FHA a more attractive execution option and impact the FHA’s competitive position relative to private mortgage insurance.
We also have faced increasing competition from the VA. Based on publicly available information, the VA’s share of the total insured mortgage market was 32% in 2020, compared to 26% in 2019. We believe that the VA remains a strong participant in the overall market because the VA offers 100% LTV loans and charges a one-time funding fee that can be included in the loan amount with no separate monthly expense, and because of an increase in the number of borrowers that are eligible for the VA’s program.
In addition, as market conditions change, alternatives to traditional private mortgage insurance may become more prevalent, which could reduce the demand for private mortgage insurance. These alternatives include structures commonly referred to as “investor paid mortgage insurance” in which affiliates of traditional mortgage insurers who are not subject to the PMIERs directly insure the GSEs against loss. For additional information about these structures, see “Regulation—Federal Regulation—Housing Finance Reform and the GSEs’ Business Practices.” It is difficult to predict what other types of credit risk transfer transactions and structures or other forms of credit enhancement, including GSE-sponsored alternatives to traditional mortgage insurance might be used in the future. If any of these alternatives were to displace standard primary loan level private mortgage insurance, the amount of insurance we write may be reduced and our future prospects could be negatively impacted.
See “Item 1A. Risk Factors—Our mortgage insurance business faces intense competition.”
Real Estate
We believe our Real Estate business is uniquely positioned as a single provider of an array of products and services to participants across the residential mortgage and real estate value chain. We are not aware of any other mortgage insurance company that provides a comparable range of services to the residential mortgage and real estate industries. However, our Real Estate business has multiple competitors within each of its individual lines of business. Our competitors mainly include small privately-held companies and subsidiaries of large publicly-traded companies.
Significant competitors for our Real Estate business include:
Title Services – Fidelity National Title Insurance Company; First American Financial Corporation; First National Title Insurance Company; National Title Insurance Company; North American Title Insurance Company; Old Republic Title Insurance Group, Inc.; Stewart Title Guaranty Company; Westcor Land Title Insurance Company; WFG National Title Insurance Company
Valuation Services – Black Knight, Inc.; ClearCapital.com, Inc.; CoreLogic, Inc.; Fidelity National Financial, Inc.; First American Financial Corporation; HouseCanary, Inc.; ServiceLink, Xome Inc.
Asset Management Services – Equator, an Altisource Business Unit; First American Mortgage Solutions, LLC.; Res.Net; ServiceLink; SingleSource Property Solutions, LLC (Resolute Diligence Solutions); VRM Mortgage Services; Xome Inc.
Across all business lines in our Real Estate segment, we compete on the basis of industry expertise, price, technology, service levels and relationships.
Customers
Mortgage
The principal customers of our mortgage insurance business are mortgage originators such as mortgage banks, commercial banks, savings institutions, credit unions and community banks.
Our largest single mortgage insurance customer (including branches and affiliates) measured by NIW, accounted for 13.3% of NIW during 2020, compared to 7.2% and 4.7% in 2019 and 2018, respectively. No customer contributed earned premiums that accounted for more than 10% of our consolidated revenues in 2020, 2019 or 2018.

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
We actively monitor and have taken steps over time to diversify our customer base. As a result of these efforts, the percentage of NIW generated by our top 10 customers was 36.2% in 2020. See “Item 1A. Risk Factors—Our NIW and franchise value could decline if we lose business from significant customers.”
Real Estate
We have a broad range of customers for our Real Estate segment, including many of our Mortgage customers, due to the products and services we offer across the mortgage and real estate value chain. Our principal customers (non-affiliated) are:
■Mortgage originators such as mortgage banks, commercial banks, savings institutions, credit unions and community banks;
■Aggregators, issuers and investors in RMBS, whole loans, and other mortgage-related debt instruments, including the GSEs, private equity, hedge funds, real estate investment trusts and investment banks;
■Single family rental (SFR) lenders, warehouse line borrowers and SFR securitization issuers;
■Mortgage servicers;
■Real estate brokers and agents; and
■Consumers
Our customers include many of the largest financial institutions and participants in the mortgage sector and, as such, our services revenue is concentrated among our largest customers. For the year ended December 31, 2020, the top 10 Real Estate customers generated approximately 55.9% of the Real Estate segment’s services revenue.
Enterprise Sales and Marketing
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
Our One Radian enterprise sales model works with our customers and prospects across highly integrated sales teams:
■Our Mortgage Sales Team is focused on developing new mortgage insurance relationships and is responsible for supporting our existing mortgage insurance relationships.
■Our Real Estate Sales Teams are focused on developing new relationships and expanding and supporting existing customer relationship in three areas: title services, asset management services, and valuation services.
■Our Enterprise Sales Team focuses on selling Radian’s products and services across the mortgage and real estate value chain.
All sales efforts are supported by the following functional areas that provide additional touch points for our customers, product education, risk management expertise and other customized support:
■Our Telesales Team serves customers using any of our products and services and is responsible for managing and growing customer relationships and promoting increased customer adoption.
■Our Customer Service and Training Teams are both experienced and knowledgeable to provide service and educational sessions to our customers. We have designed training programs for our customers to help their employees develop the knowledge and skills to respond to changing market demands. Our learning solutions are provided to customers to promote the role of private mortgage insurance in the marketplace as well as to promote Radian’s specific products and offerings. We offer various options for training, including, instructor-led webinars and self-directed on-demand learning.
■Our Risk Management Team offers periodic reviews with customers of their insured mortgage portfolio, including detailed loan performance metrics and servicing portfolio performance.
Our One Radian enterprise marketing and communication team:
■Our Marketing and Communications Team partners with sales and business leaders to develop programs and campaigns that provide increased opportunities for customers and address targeted segments of the market. We work closely with customers to understand their strategic priorities and business objectives while identifying opportunities that will enhance and complement the customers’ sales and marketing activities.

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
Investment Policy and Portfolio
Our investment portfolio is our primary source of claims paying resources. We seek to manage our investment portfolio within our targeted risk and return tolerances based on our current liability projections and business and economic outlook to maintain sufficient liquidity levels to satisfy our operating requirements and other financial needs.
Our investment strategy uses an asset allocation methodology that takes into consideration regulatory constraints, our business environment and consolidated risks as well as current investment conditions. With respect to our fixed income investments, the following internal investment policy guidelines, among others, are applied at the time of investment and continually monitored.

NAIC Designation	Ratings Equivalent	Internal Policy
1	“A-” and above	At least 75% of the portfolio Fair Value
2	“BBB+” to “BBB-”	Not more than 25% of portfolio Fair Value
3 to 6	“BB+” and below	Not more than 10% of portfolio Fair Value

Our portfolio has been constructed to maximize long-term expected returns while maintaining an acceptable risk level. Our investment objectives are to utilize appropriate risk management oversight to optimize after-tax returns, while preserving capital. We calibrate the level of our short-term investments based on our overall investment portfolio duration, risk appetite and expected short-term cash requirements.
Our investment policies and strategies are subject to change, depending on regulatory, economic and market conditions and our then-existing or anticipated financial condition and operating requirements, including our current and future tax positions. The investments held at our insurance subsidiaries are also subject to insurance regulatory requirements applicable to such insurance subsidiaries.
Oversight responsibility of our investment portfolio rests with management, and allocations are set by periodic asset allocation studies, calibrated by risk and after-tax return considerations. The risks we consider include, among others, duration, convexity, liquidity, market, sector, structural, interest rate and credit risks. As of December 31, 2020, we internally managed 4.7% of the investment portfolio (the portion of the portfolio largely consisting of U.S. Treasury securities, money market funds, equities and certain exchange-traded funds), with the remainder primarily managed by three external managers. External managers are selected by management based primarily upon their ability to meet our investment goals and objectives, based upon factors such as historical returns and the stability of their management teams. Management’s selections of external managers are presented to and approved by the Finance and Investment Committee of our board of directors.
At December 31, 2020, our investment portfolio had a cost basis of $6.4 billion and a carrying value of $6.8 billion. At December 31, 2020, 97.1% of our investment portfolio was rated investment grade. The weighted-average duration of the assets in our investment portfolio as of December 31, 2020 was 4.7 years. For additional information about our investment portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investment Portfolio”, as well as Notes 5 and 6 of Notes to Consolidated Financial Statements.
Enterprise Risk Management
Risk Philosophy, Vision and Appetite
As a financial services organization, risk management is a critical part of our business. The following goals guide our strategy and actions as a risk management organization:
■Embed and continually reinforce a disciplined, corporate-wide risk culture that utilizes an understanding of risk/return tradeoffs to drive quality decisions and achieve long-term, through-the-cycle profitability;
■Maintain credit, underwriting, pricing and risk/return disciplines based on sound data and analytics and continuous feedback throughout the organization;
■Proactively monitor origination, portfolio and market trends to identify and mitigate emerging risks;
■Continually refine analytical and technological capabilities, processes and systems to effectively identify, assess and manage risks; and
■Develop and leverage tools and capabilities to inform and optimize capital allocation in support of our corporate strategy.

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
Risk Categories
Our risk appetite, or the amount of risk we are willing to take on in pursuit of value, is driven by our business strategy, which is established by executive management and overseen by our board of directors. We define our risk appetite qualitatively through the following key risk categories where strategic execution occurs: credit; financial; strategic; operational; and regulatory and compliance. We do not treat reputational risk as a distinct category of risk, rather, we view reputational risk as pervasive throughout our entire risk portfolio, as each risk on its own can impact our reputation if not mitigated or managed properly.
Risk Governance
Board of Directors
Our board of directors is responsible for the general oversight of risks. Our board of directors seeks to understand and oversee the most critical risks relating to our business, allocates responsibilities for the oversight of risks among the full board and its committees, and reviews the systems and processes that management has in place to manage current risks, as well as those that could arise in the future.
The board regularly meets with management to receive reports derived from: (i) our ERM function regarding the most significant risks we are facing, and the steps being taken to assess, manage and mitigate those risks and (ii) the Company’s information security function regarding cybersecurity risks and the Company’s efforts to mitigate such risks. The full board further considers current and potential future strategic risks as part of its annual strategic planning session with management.
Integrated ERM Framework
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
Mortgage Insurance Risk Management
As part of our ERM program, our mortgage insurance business employs a comprehensive risk management function, which, in conjunction with the oversight of the Credit Management Committee of our board of directors, is responsible for establishing our credit and counterparty risk policies, monitoring compliance with our policies, managing our insured portfolio and communicating credit related issues to management, our board of directors and our customers.
Risk Origination and Servicing. We believe that understanding our business partners and customers is a key component of managing risk. Accordingly, we assign individual risk managers to specific customers so that they can more effectively perform ongoing monitoring of loan performance, underwriting quality and the risk profile and mix of business of a customer’s mortgage insurance applications. The risk managers monitor trends at the customer level, identify customers who may exceed certain risk tolerances, and share meaningful data with our customers. The risk managers are also responsible for lender corrective action in the event we discover credit performance issues, such as high early payment default levels.
Portfolio Management. We have developed risk and capital allocation models to support our mortgage insurance business. These models provide comprehensive analytics that help us establish portfolio limits for product type, loan attributes, geographic concentrations and counterparties. We proactively monitor market concentrations across these and other attributes. We also identify, evaluate and negotiate potential transactions for terminating insurance risk and for distributing risk to third parties, including through reinsurance arrangements. See “—Risk Distribution” below for more information about the use of reinsurance as a risk management tool in our mortgage insurance business. As part of our portfolio management function, we monitor and analyze the performance of various risks in our mortgage insurance portfolio. We use this information to develop our mortgage credit risk and counterparty risk policies, and as a component of our default and prepayment analytics.
Credit Policy. We maintain mortgage-related credit risk policies that reflect our tolerance levels regarding counterparty, portfolio and operational risks involving mortgage collateral. Based on our policies and risk tolerances, our credit policy function develops and updates our mortgage insurance eligibility requirements and guidelines through regular monitoring of competitor offerings, customer input regarding lending needs, analysis of historical performance and portfolio trends, quality assurance results, and underwriter experience and observations. The credit policy function works closely with our mortgage insurance underwriters to ensure that underwriting decisions align with risk tolerances and principles.

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
Quality Assurance. Our Quality Assurance function supports our credit analytics function by auditing individual loan files to examine underwriting decisions for compliance with agreed-upon underwriting guidelines. These audits are conducted across loans submitted through our delegated and non-delegated underwriting channels. Our quality assurance team also audits our customers and our underwriters to monitor quality in our NIW.
Loss Mitigation. We have a dedicated loss mitigation group that works with servicers to identify and pursue loss mitigation opportunities for loans in both our performing and non-performing (defaulted) portfolios. This includes regular surveillance and benchmarking of servicer performance with respect to default reporting, borrower retention efforts, foreclosure alternatives and foreclosure processing. Through this process, we seek to hold servicers accountable for their performance and communicate to servicers identified best practices for servicer performance. See "Mortgage—Defaults and Claims—Claims Management" above for more information.
Risk Modeling. Our risk modeling team uses analytical techniques to develop and maintain integrated credit and interest rate risk models and loan level default and prepayment models for a wide range of risk management applications, including portfolio analysis, credit decision making, forecasting, and loss reserving.
Risk Distribution. In our mortgage insurance business, we use reinsurance as a capital and risk management tool to lower the risk profile and financial volatility of our mortgage insurance portfolio through economic cycles. We have distributed risk through third-party quota share and excess-of-loss reinsurance arrangements, including through the capital markets using mortgage insurance-linked notes transactions. In recent years, we have expanded our risk distribution strategy in an effort to optimize the amounts and types of capital and risk distribution deployed against insured risk. The objectives of our risk distribution strategy include: (i) supporting our overall capital plan, including by reducing our cost of capital, increasing capital efficiency and enhancing our projected returns on capital and (ii) reducing portfolio risk and financial volatility through economic cycles. For additional information regarding our reinsurance programs, see Note 8 of Notes to Consolidated Financial Statements.
Cybersecurity Risk Management
Information security is a significant operational risk for financial institutions such as Radian and includes the risk of loss resulting from cyber-attacks. In an effort to mitigate this risk, we have an Information Security Program that is dedicated to protecting our corporate data as well as data entrusted to us by our customers and partners. At the core of our program is a defense-in-depth strategy, which utilizes multiple layers of security controls to protect data and solutions. We use the National Institute of Standards and Technology Cybersecurity Framework (the “NIST CSF”), as a guideline to manage our cybersecurity-related risk. The NIST CSF outlines information security measures and controls over five functions: Identify, Protect, Detect, Respond and Recover. We have developed key security services, including Enterprise Data Protection, Vulnerability Management and Application Security, Managed Threat Detection and Incident Response. We test our incident response readiness and reporting through tabletop exercises, external and internal penetration testing and continuous internal security testing in our efforts to ensure that risks and incidents are identified, escalated and communicated for appropriate remediation activities to reduce risk to an acceptable level.
Our commitment to growing and maintaining our Information Security Program extends across all business lines. We have an Information Security Committee comprised of Company executives, cross-functional Incident Response teams, and strong governance mechanisms designed to ensure compliance with our security policies and protocols. See “Item 1A. Risk Factors—We could incur significant liability or reputational harm if the security of our information technology systems is breached, including as result of a cyberattack, or we otherwise fail to protect confidential information, including non-public personal information that we maintain.”
Human Capital Management
For nearly 45 years at Radian, our products and services have responsibly helped millions of families achieve their dream of homeownership. This company-wide commitment to help more Americans achieve their dream of homeownership, while supporting our customers and the communities where we live and work, aligns with our core organizational values and defines who we are as an enterprise: Deliver the Brand Promise, Innovate for the Future, Create Shareholder Value, Our People are the Difference, Do What’s Right, and Partner to Win.
We value our employees by supporting a healthy work-life balance and a team-oriented, One Radian environment. We strive to offer competitive compensation and benefits programs as well as development opportunities, while fostering a community where everyone feels included and empowered to do their best work and is encouraged to give back to their communities to make a social impact. As of December 31, 2020, we had approximately 1,600 employees of Radian Group and its subsidiaries.
COVID-19 Response
In response to the COVID-19 pandemic, we have taken a number of actions to focus on protecting and supporting our workforce. Our business continuity plans were in place and we were able to seamlessly transition to a work-from-home virtual

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
workforce model with certain essential activities supported by limited staff in office environments that comply with CDC guidelines and applicable state and local requirements. We actively monitor our practices for our limited on-site essential workers to ensure safety protocols are in place. We enhanced our employee communication strategy to ensure frequent communication with employees in the remote workplace, including Chief Executive Officer roundtable listening sessions, weekly organization-wide communications, and survey tools to allow our workforce to provide feedback. We continue to reinforce our employee health and wellness benefits and mental health program resources by implementing benefit program changes to accommodate COVID-19-related leaves and hardships, amending our savings and retirement plans to comply with emerging legislation that allows for greater flexibility in response to the pandemic, and providing access to third-party caregiver and household support services. As we adapt to and embrace a greater virtual footprint, we have embarked on planning our future work design to allow our employees increased flexibility and work-life balance via remote work opportunities, while reconfiguring our onsite environments to ensure the safety and protection of our essential workers.
Compensation and Benefits Program
Our compensation programs are designed to attract, retain and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. Our compensation programs include base salary, annual incentive bonuses and for certain employees, other performance-related cash-incentives such as commissions and long-term equity incentive awards. Our annual short-term incentive or bonus program is designed and approved by the Compensation and Human Capital Management Committee of our board of directors to incent achievement of our financial objectives and execution of our strategic plan in alignment with our organizational values. In addition to our cash and equity compensation programs, we offer employees a comprehensive benefits package, including, among others, life and health (medical, dental and vision) insurance, paid time off, paid parental leave and caregiver leave, a 401(k) plan with an employer matching contribution, and tuition reimbursement.
Inclusion and Diversity
At Radian, we are committed to an inclusive and diverse workplace. Our theme is We Are Many, We Are One Radian, and we believe that an equitable and inclusive environment with diverse teams produces more creative solutions, results in better, more innovative products and services and is crucial to our efforts to attract and retain key talent. In 2019, we established an Inclusion & Diversity Council that is sponsored by our Chief Executive Officer, led by senior management and consists of leaders from across the Company to advance the program and its efforts. In 2020, we created a framework for and launched Radian’s Employee Resource Group program through an open application process. In 2020, we trained all managers on unconscious bias and we are committed to providing equal employment opportunities and promoting inclusive hiring practices, developing targeted recruitment strategies and improving internal reporting capabilities.
In terms of gender equality, Radian has been making strides in advancing women in the workplace and in January 2021 was recognized by the Bloomberg Gender Equality Index for the third consecutive year. At December 31, 2020, women represented 58% of our workforce, 38% of the direct reports to our Chief Executive Officer and 41% of our senior management team comprising officers at the Assistant Vice President level and above. In addition, with three women directors representing 30% of Radian Group’s total board of directors, Radian was awarded a ‘W’ by 2020 Women on Boards for being a ‘winning company.’
Talent Development and Employee Engagement
We invest in our people to provide opportunities for career growth. Talent development, annual performance reviews focused in part on living our values, and succession planning are all important aspects of this investment. These processes help management identify and nurture top talent for leadership opportunities and support the growth and development of knowledge and skills of Radian employees, managers and leaders.
In order to measure engagement and culture across the organization, we use employee experience surveys. Our most recent employee experience survey was conducted in 2019 with a 75% employee participation rate (versus a benchmark of 65%) and responses revealed an Engaged-to-Disengaged Ratio of 16.5 to 1 (versus a benchmark of 2.6 to 1). In addition to our experience surveys, we frequently use employee pulse surveys to gather employee feedback. Most recently, in October 2020 we conducted a pulse survey to gather feedback on supporting our employees in the remote work environment and the Company’s COVID-19 response. We believe our efforts to foster our One Radian culture and engagement are reflected in our employee voluntary attrition rates, which have been below the national average consistently over the past five years.
Community Involvement
Radian’s financial strength and growth depend on the well-being of our employees, and therefore, the communities in which they live and we operate. Therefore, the Company strives to enhance the health, welfare, financial strength and quality of life of our employees and the communities where we live and work through thoughtful social investments, as well as a matching gifts program and volunteer opportunities. In 2020, we implemented a number of initiatives to help alleviate the impact of the COVID-19 pandemic, including doubling our matching gift program for employees and passing some of the savings from reduced

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
travel and entertainment expenses on to organizations supporting essential workers. Radian’s community-based program, Radian Connected, offers community involvement including volunteerism, developmental opportunities for learning and skill development, and social opportunities to network and build stronger working relationships. We believe that this commitment to our communities helps in our efforts to attract and retain employees.
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
Our insurance subsidiaries’ premium rates and policy forms are generally subject to regulation in every state in which they are licensed to transact business. These regulations are intended to protect policyholders against excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. In most states where our insurance subsidiaries are licensed, premium rates and policy forms must be filed with the state insurance regulatory authority and, in some states, must also be approved before their use. With respect to mortgage insurance, premium rates may be subject to actuarial justification, generally on the basis of the mortgage insurer’s loss experience, expenses and future projections. In addition, states may assess how rates are being charged to various customers based on whether they are “similarly situated” and also may evaluate general default experience in the mortgage insurance industry in assessing the premium rates charged by mortgage insurers. In many states, the filed forms allow for a deviation from the filed rates within a certain range to take into consideration various factors linked to the credit being insured.
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
We are subject to the insurance holding company laws of Pennsylvania and Ohio because all of our mortgage insurance subsidiaries are domiciled in Pennsylvania and Radian Title Insurance is domiciled in Ohio. These insurance holding company laws regulate, among other things, certain transactions between Radian Group, our insurance subsidiaries and affiliates. The holding company laws of Pennsylvania and Ohio also govern certain transactions involving Radian Group’s common stock, including transactions that constitute a “change of control” of Radian Group and, consequently, a “change of control” of its insurance subsidiaries. Specifically, no person may, directly or indirectly, seek to acquire “control” of Radian Group or any of its insurance subsidiaries unless that person received prior approval after filing a statement and other documents with the Pennsylvania Insurance Department and, in the case of a change of control involving Radian Group or Radian Title Insurance, the Ohio Department of Insurance. Under Pennsylvania’s and Ohio’s insurance statutes, “control” is defined broadly and is “presumed to exist if any person, directly or indirectly, owns, controls, holds with power to vote or holds proxies representing 10% or more of the voting securities” of a holding company of a Pennsylvania or Ohio domiciled insurer. The statute further defines

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
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
Our two principal mortgage insurance companies as of December 31, 2020 are:
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
Radian Reinsurance. Radian Reinsurance is a direct subsidiary of Radian Group and is a licensed credit insurer in Pennsylvania. Radian Reinsurance participates in the credit risk transfer programs developed by Fannie Mae and Freddie Mac, and therefore, Radian Reinsurance provides mortgage credit risk insurance on GSE loans through these programs. See “Mortgage—Mortgage Business Overview—Mortgage Insurance Products—Other Mortgage Insurance Products—GSE Credit Risk Transfer” for more information about these programs.
In addition, Radian Insurance is a direct subsidiary of Radian Group and insures a small remaining amount of second-lien mortgage loan risk. We also have the following mortgage insurance subsidiaries, each of which had no RIF as of December 31, 2020: Radian Investor Surety Inc., Radian Mortgage Guaranty Inc., and Radian Mortgage Assurance.
As part of our title services we offer title insurance through Radian Title Insurance, which we acquired on March 27, 2018. Radian Title Insurance is an Ohio domiciled title insurance underwriter and settlement services company that is licensed to issue title insurance policies in 39 states and the District of Columbia. Radian Title Insurance is a wholly owned subsidiary of Radian Title Services Inc.
Mortgage Insurance Capital Requirements and Dividends
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a maximum ratio of net RIF relative to statutory capital, or Risk-to-capital. Sixteen states currently impose a Statutory RBC Requirement. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, Radian Guaranty must satisfy a MPP Requirement. Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer, such as Radian Guaranty, is not in compliance with the Statutory RBC Requirement of that state, it may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. The statutory capital requirements for the non-RBC States are de minimis (ranging from $1 million to $5 million); however, the insurance laws of these states generally grant broad supervisory powers to state agencies or officials to enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business. In 2020 and 2019, the RBC States accounted for approximately 52.8% and 53.2%, respectively, of Radian Guaranty’s total NIW. As of December 31, 2020, Radian Guaranty’s Risk-to-capital was 12.7 to 1, and Radian Guaranty was in compliance with all applicable Statutory RBC Requirements.
The NAIC is in the process of reviewing the minimum capital and surplus requirements for mortgage insurers and considering changes to the Model Act. In December 2019, a working group of state regulators released exposure drafts of a revised Model Act, including new proposed mortgage guaranty insurance capital requirements for mortgage insurers. While the process for developing this framework was inactive as a result of the COVID-19 pandemic, we understand the initiative remains active and that an effort to resume work on the exposure draft is expected in 2021. As proposed, the capital requirements set forth in the most recent exposure draft are impacted, among other things, by changes in the economic and housing environment, including changes in home prices and incomes. The ultimate outcome of this process remains uncertain, including the form of capital requirements and how they may be implemented and enforced. See “Item 1A. Risk Factors—Our insurance subsidiaries are subject to comprehensive state insurance regulations and other requirements, which we may fail to satisfy.”
Under Pennsylvania’s insurance laws, dividends and other ordinary distributions may only be paid out of an insurer’s positive unassigned surplus, measured as of the end of the prior fiscal year, unless the Pennsylvania Insurance Department approves the payment of dividends or other distributions from another source. While all proposed dividends and distributions to stockholders must be filed with the Pennsylvania Insurance Department prior to payment, if a Pennsylvania domiciled insurer had positive unassigned surplus as of the end of the prior fiscal year, then unless the prior approval of the Pennsylvania Insurance Department is obtained, such insurer could only pay dividends or other distributions during any 12-month period in an

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
aggregate amount less than or equal to the greater of: (i) 10% of the preceding year-end statutory policyholders’ surplus or (ii) the preceding year’s statutory net income.
At December 31, 2020, although Radian Guaranty had statutory policyholders’ surplus of $481.5 million, it had a negative unassigned surplus balance of $859.5 million, primarily due to the need for mortgage guaranty insurers to establish and maintain contingency reserves, as further discussed below. Therefore, no dividends or other ordinary distributions can be paid by this subsidiary in 2021 without approval from the Pennsylvania Insurance Department.
At December 31, 2020, Radian Reinsurance had statutory policyholders’ surplus of $360.7 million and positive unassigned surplus of $319.7 million. As a result, without prior approval from the Pennsylvania Insurance Department, Radian Reinsurance has the ability to pay an ordinary dividend in an amount up to $36.1 million in 2021.
In light of Radian Guaranty’s negative unassigned surplus related to operating losses in prior periods and the ongoing need to set aside contingency reserves, we do not anticipate that Radian Guaranty will be permitted under applicable insurance laws to pay ordinary dividends to Radian Group for the foreseeable future. Based on the typical 10-year holding requirement discussed below, Radian Guaranty is scheduled to release contingency reserves to unassigned surplus in material amounts beginning in 2024, which should accelerate the reduction of its negative unassigned surplus. Under Pennsylvania’s insurance laws, an insurer may request approval to pay an Extraordinary Distribution, subject to the approval of the Pennsylvania Insurance Department. In January 2020, the Pennsylvania Insurance Department approved a $465 million Extraordinary Distribution from Radian Reinsurance to Radian Group, which was paid on January 31, 2020. See Note 16 of Notes to Consolidated Financial Statements for more information on contingency reserve requirements, as well as additional information about distributions of capital paid from our insurance subsidiaries in 2020, 2019 and 2018.
For statutory reporting, mortgage insurance companies are required annually to set aside contingency reserves in an amount equal to 50% of earned premiums. The contingency reserve, which is designed to be a reserve against catastrophic losses, essentially restricts dividends and other ordinary distributions by mortgage insurance companies as such amounts cannot be released into surplus for a period of 10 years, except when loss ratios exceed 35%, in which case the amount above 35% can be released under certain circumstances. Due to elevated losses in 2020 associated with the COVID-19 pandemic, Radian Guaranty received regulatory approval to release $93.0 million from contingency reserves, as reflected in its statutory financial statements for the year ended December 31, 2020. Radian Guaranty did not release any amounts from its contingency reserves in 2019 or 2018. We classify the contingency reserves of our mortgage insurance subsidiaries as a statutory liability. At December 31, 2020, Radian Guaranty and Radian Reinsurance had contingency reserves of $3.4 billion and $20.5 million, respectively.
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
Under Ohio’s insurance laws, dividends and other ordinary distributions may only be paid out of an insurer’s positive unassigned surplus, measured as of the end of the prior fiscal year, unless the Ohio Department of Insurance approves the payment of dividends or other ordinary distributions from another source. While all proposed dividends and distributions to stockholders must be filed with the Ohio Department of Insurance prior to payment, if an Ohio domiciled insurer had positive unassigned surplus as of the end of the prior fiscal year, then unless the prior approval of the Ohio Department of Insurance is obtained, such insurer could only pay dividends or other distributions during any 12-month period in an aggregate amount less than or equal to the greater of: (i) 10% of the preceding year-end statutory policyholders’ surplus or (ii) the preceding year’s statutory net income. Radian Title Insurance had negative unassigned surplus at December 31, 2020 of $21.5 million, therefore it is unable to pay dividends or other ordinary distributions in 2021 without approval from the Ohio Department of Insurance.
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
Other Services
Certain of our subsidiaries are subject to regulation and oversight by the states where they conduct their businesses, including requirements to be licensed and/or registered in the states in which they conduct operations.
Our real estate brokerage businesses provide services in all 50 states and the District of Columbia, and they and their designated brokers are required to hold licenses and conduct their brokerage business in conformity with the applicable license laws and administrative regulations of the states in which they are conducting their business. As a licensed real estate

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
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
Radian Settlement Services and its subsidiaries provide title and escrow services and these entities are required to hold licenses in the jurisdictions where they operate their business. Title insurance agency and escrow licensing is primarily regulated by states in which the services are being offered, with licensing and registration typically within the jurisdiction of each state’s department of insurance. Radian Settlement Services is domiciled and licensed in Pennsylvania as a resident title insurance agency and, together with its subsidiaries, is licensed in 41 additional states.
Radian Valuation Services LLC (formerly known as Independent Settlement Services, LLC) is an appraisal management company, licensed in all 50 states and the District of Columbia, that supports valuation services provided by affiliated entities. Real estate appraisal management statutes and regulations vary from state to state, but generally grant broad supervisory powers to agencies or officials to examine companies and enforce rules. While these businesses are generally state regulated, the Dodd-Frank Act established minimum requirements to be implemented by states regarding the registration and supervision of appraisal management companies. Most states have based their legislation on model legislation developed by the Appraisal Institute for the registration and oversight of appraisal management companies.
Radian Lender Services LLC provides third-party underwriting and loan processing services to lenders, including services that may be deemed loan origination activities as defined by the SAFE Act (discussed below) and state law equivalents. This entity and its employees that provide our contract underwriting and loan processing services are eligible to provide these services in compliance with the SAFE Act for underwriting in all 50 states and the District of Columbia and in compliance with loan processing requirements in 44 states and the District of Columbia. See “—Federal Regulation—The SAFE Act.”
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
Privacy
In June 2018, the State of California enacted the California Consumer Privacy Act (“CCPA”) which applies to any company that does business in California and meets certain threshold requirements. The CCPA became effective January 1, 2020. We believe Radian Group and certain of its affiliates may be deemed covered businesses under the CCPA. The CCPA creates a new privacy framework for covered businesses that collect, sell or disclose personal information of California consumers. The definition of protected “personal information” under the CCPA is broad, and the CCPA creates five new categories of data privacy rights for California consumers: the right to: (i) know what personal information is being collected about them, whether their personal information is sold or disclosed and to whom; (ii) access a copy of their personal information; (iii) delete their personal information from business servers and service providers, unless it is necessary to maintain the information under enumerated exceptions; (iv) opt out of the sale of their personal information to third parties; and (v) have equal access and service if they exercise their rights. Companies subject to the CCPA are required to establish procedures to enable them to comply with a California consumer’s data privacy rights, including by disclosing the privacy practices of the entity and responding to consumer requests within prescribed timeframes. The CCPA provides a private right of action for data breaches, including statutory or actual damages, and public enforcement by the California Attorney General for other violations. On November 3, 2020, California voters approved a ballot initiative known as Proposition 24, which created a new privacy law known as the California Privacy Rights Act (“CPRA”). The CPRA is designed to enhance certain of the privacy protections for California consumers that were created by the CCPA. Although most of the CRPA’s provisions will not go into effect until January 1, 2023, the CPRA is an expansive privacy law which will create additional compliance obligations for covered entities.
We have put policies and procedures in place to comply with the CCPA. In addition to California, other states have started to move forward with new privacy regulations and federal regulators have proposed draft federal privacy legislation, all of which, if adopted, could impact our businesses or those of our customers.

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
Federal Regulation
CARES Act
Since the outbreak of the pandemic, there have been a number of governmental efforts to implement programs designed to assist individuals and businesses impacted by the COVID-19 virus, including the CARES Act that was enacted on March 27, 2020. The CARES Act provided a temporary foreclosure and eviction moratorium for residential mortgagors with certain federally or GSE-backed mortgages. These moratoriums have been extended through the action of relevant regulatory agencies. The GSEs recently extended their moratoriums on single-family foreclosures and real estate owned (REO) evictions until June 30, 2021. The ongoing REO eviction moratorium has negatively impacted the REO management business in our Real Estate segment.
In addition, under the CARES Act, upon request by borrowers of federally backed mortgage loans who attest to financial hardship related to the pandemic, mortgage servicers are required to provide these borrowers with up to 180 days forbearance on their mortgage payments, which may be extended for an additional 180 days upon request, without requiring validation by the borrowers of their hardship. The CARES Act provides no end date for when the 180 days forbearance must initially be offered. The permissible forbearance period of 12 months under the CARES Act has been lengthened by various federal agencies and the length of the period varies depending on the agency and type of mortgage at issue. For example, the GSEs recently extended the allowable forbearance period from 12 months to 18 months for those borrowers who are in an active COVID-19 related forbearance program as of February 28, 2021. A significant number of borrowers are participating in such programs, which has increased the number of defaults in our mortgage insurance portfolio and negatively impacted our results of operations and financial condition, and has increased our Minimum Required Assets under the PMIERs. The GSEs have announced that, at the end of the forbearance plan, the homeowner may not be required to pay back their reduced or suspended mortgage payments in one lump sum, but may be eligible for a number of different options offered by their mortgage servicer, including repayment plans, resuming normal payments or lowering the monthly loan payment through a modification. However, there can be no assurances that homeowners will be able to remain current on their mortgages once the forbearance period ends, and a significant percentage could ultimately default and result in a mortgage insurance claim. For additional information on the potential impacts of the CARES Act on the GSEs, loan servicers and our PMIERs financial requirements, in Item 1A. Risk Factors, see “—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity,” “—Changes in the charters, business practices, or role of the GSEs in the U.S. housing market generally, could significantly impact our businesses,” and “—Our business depends, in part, on effective and reliable loan servicing.”
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
The PMIERs financial requirements require that a mortgage insurer’s Available Assets meet or exceed its Minimum Required Assets. The PMIERs financial requirements include increased financial requirements for defaulted loans, as well as for performing loans with a higher likelihood of default and/or certain credit characteristics, such as higher LTVs and lower FICO credit scores. With respect to defaulted loans, the PMIERs recognize that loans that have become non-performing as a result of a FEMA Declared Major Disaster generally have a higher likelihood of curing following the conclusion of the event by applying a Disaster Related Capital Charge to reduce the Minimum Required Asset factor for these loans. In 2020, in response to the COVID-19 pandemic, the GSEs issued guidelines (“National Emergency Guidelines”) that became effective June 30, 2020 and, among other things, adopted the COVID-19 Amendment to the PMIERs to apply the Disaster Related Capital Charge nationwide to certain non-performing loans that we refer to as COVID-19 Defaulted Loans, which comprise non-performing loans that either: (i) have an Initial Missed Payment (discussed below) occurring during the COVID-19 Crisis Period or (ii) are subject to a forbearance plan granted in response to a financial hardship related to COVID-19 (which is assumed under the COVID-19 Amendment to be the case for any loan that has an Initial Missed Payment occurring during the COVID-19 Crisis Period and is subject to a forbearance plan), the terms of which are materially consistent with the terms of forbearance plans offered by the GSEs.
Under the COVID-19 Amendment, the Disaster Related Capital Charge applies for three calendar months beginning with the month the loan becomes non-performing (i.e., missed two monthly payments), or if greater, the period of time that the loan is subject to a forbearance plan, repayment plan or loan modification trial period granted in response to a financial hardship related

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
to COVID-19. Under the COVID-19 Amendment, the Initial Missed Payment means the first missed monthly payment, which would be reported to us as delinquent as of the last day of the month for which it was due. For example, for a loan first reported to the approved insurer in May as having missed its payments due on April 1 and May 1, the Initial Missed Payment shall be deemed to have occurred on April 30. In this example, the loan would become a non-performing primary mortgage guaranty insurance loan in May and the 0.30 multiplier would be applied for May, June, and July. The National Emergency Guidelines state that they will be updated if the GSEs determine that the COVID-19 Crisis Period needs to be extended. In December 2020, the GSEs extended the COVID-19 Crisis Period through March 31, 2021. The current broad-based application of the Disaster Related Capital Charge has reduced the total amount of Minimum Required Assets that Radian Guaranty otherwise would have been required to hold against pandemic-related defaults as of December 31, 2020 by approximately $650.0 million, taking into account our existing risk distribution structures. The expiration of the COVID-19 Crisis Period on March 31, 2021 or a later date if further extended, does not automatically terminate the National Emergency Guidelines and the applicability of the COVID-19 Amendment. As long as the National Emergency Guidelines and the COVID-19 Amendment remain in place, the Disaster Related Capital Charge would continue to apply to defaults subject to a COVID-19 related forbearance plan regardless of whether the forbearance plan was entered into before or after the expiration of the COVID-19 Crisis Period. Further, if the National Emergency Guidelines and the COVID-19 Amendment are terminated, the Disaster Related Capital Charge would then be applied in accordance with the PMIERs’ provision pertaining to loans that have become non-performing as a result of a FEMA Declared Major Disaster. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Mortgage.”
In addition to the increased financial requirements for defaulted loans and certain performing loans, the PMIERs financial requirements also impose limitations on the credit that is granted for certain Available Assets. For example, the PMIERs limit the amount of credit given to surplus notes issued by a mortgage insurer to 9% of Minimum Required Assets. In addition, the PMIERs prohibit Radian Guaranty from engaging in certain activities such as insuring loans originated or serviced by an affiliate (except under certain circumstances) and require Radian Guaranty to obtain the prior consent of the GSEs before taking many actions, which may include, among other things, entering into various intercompany agreements, settling loss mitigation disputes with customers and commuting risk. Further, pursuant to the National Emergency Guidelines, through June 30, 2021, the consent of the GSEs is required for Radian Guaranty to: (i) pay dividends or make payments of principal or increase payments of interest beyond those commitments made prior to June 30, 2020 associated with the Surplus Notes; (ii) make any other payments, unless related to expenses incurred in the normal course of business or to commitments made prior to June 30, 2020; (iii) pledge or transfer asset(s) to any affiliate or investor; or (iv) enter into any new arrangements or alter any existing arrangements under tax sharing and intercompany expense-sharing agreements other than renewals and extensions of agreements in effect prior to June 30, 2020.
The GSEs have significant discretion under the PMIERs and may amend the PMIERs at any time, although the GSEs have communicated that for material changes, including large-scale material changes affecting Minimum Required Assets, they will generally provide written notice 180 days prior to the effective date and engage in a discussion and comment process with the private mortgage insurers regarding the proposed changes prior to finalizing them. The most recent large-scale revisions to PMIERs, or PMIERs 2.0, became effective on March 31, 2019, and the PMIERs were further updated in June 2020 to specifically address the COVID-19 pandemic.
It is possible that the GSEs may seek to amend PMIERs 2.0 in the future to align the financial requirements of the PMIERs with the capital requirements for the GSEs set forth in the ERCF that was finalized in December 2020. See “Federal Regulation—Housing Finance Reform and the GSEs’ Business Practices” below for additional information on the ERCF.
As part of our capital and risk management activities, including to manage Radian Guaranty’s capital position under the PMIERs financial requirements, we have distributed risk through third party quota share and excess-of-loss reinsurance arrangements, including through the capital markets using insurance-linked-notes transactions. The initial and ongoing credit that we receive under the PMIERs financial requirements for these risk distribution transactions is subject to the periodic review of the GSEs and could be influenced by the ERCF, which as discussed below, provides the GSEs with a reduced amount of credit for their own credit risk transfer activities.
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
Housing Finance Reform and the GSEs’ Business Practices
The federal government plays a significant role in the U.S. housing finance system through, among other things, the involvement of the FHFA and GSEs, the FHA and the VA. The GSEs’ charters, which cannot be altered outside of federal legislation, generally prohibit them from buying low down payment mortgage loans without certain forms of credit enhancement, the primary form of which has been private mortgage insurance. Since FHFA was appointed as conservator of the GSEs in September 2008, there has been a wide range of legislative proposals to reform the U.S. housing finance market, including proposals for GSE reform ranging from some that advocate nearly complete privatization and elimination of the role of the GSEs to others that support a system that combines a federal role with private capital. More recent proposals have focused on making the federal guaranty of mortgage-backed securities explicit, with some models proposing the repurposing of the GSEs to have

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
them compete with other secondary market guarantors and other models proposing a broad implementation of the multiple issuer structure that exists with Ginnie Mae-backed loans. In conjunction with these proposals, there has been ongoing debate about the roles that the federal government and private capital should play in the housing finance system, and in recent years, there generally has been broad policy consensus that there is a need to increase the role of private capital in the system. As a significant source of first-loss private capital in the existing housing finance system, private mortgage insurance has been well-positioned in recent legislative proposals to continue to provide the type of coverage that has become the predominant form of first-loss credit enhancement in the system, commonly referred to as “standard coverage.” However, to the extent new legislative action alters the existing GSE charters without explicit preservation of the role of private mortgage insurance for high-LTV loans, our business could be adversely affected.
The executive branch of the government (the “Administration”), typically through its Departments and regulatory agencies, offers perspectives on the future of housing finance in the U.S., including objectives for future reform. In September 2019, the Trump Administration, through the U.S. Department of the Treasury and the Department of Housing and Urban Development (“HUD”) released plans (the “Treasury Plan” and “HUD Plan” respectively, and collectively, the “Plans”) to reform the housing finance system, and with respect to the Treasury Plan, to recapitalize the GSEs and release them from conservatorship after certain conditions were met. The Plans, which include actions that may be taken administratively (without Congressional action) and legislatively (through Congressional action), call for, among other items: (i) recapitalizing the GSEs in preparation for their release from conservatorship; (ii) a greater role for private capital in limiting the GSEs’ risk profile and taxpayer exposure; (iii) a greater coordination of housing policy between the FHFA and HUD, including a reduction in the market overlap between the FHA and the GSEs; (iv) a better defined role for the FHA in adhering to its core mission of serving low- and moderate-income borrowers; and (v) increased transparency by the GSEs to support a more level playing field with private capital. Under current law, the FHFA has significant discretion with respect to the future state of the GSEs, including the ability to place the GSEs into receivership without further legislative action. We expect that the current FHFA leadership, which was appointed under the Trump Administration, will continue to take actions to shape the role of the GSEs in the housing finance market and to prepare the GSEs to exit conservatorship.
The U.S. Department of the Treasury (“Treasury”) currently owns the preferred stock of the GSEs pursuant to the terms of PSPAs, and therefore, has significant influence over the fate and direction of the GSEs. Prior to a December 2017 amendment to the PSPAs, which allowed each GSE to retain a $3 billion capital reserve, the GSEs were required under the PSPAs to sweep all profits to Treasury. In September 2019, Treasury and the FHFA further amended the PSPAs to suspend the quarterly “net worth sweep” and allow the GSEs to build a capital reserve of up to $45 billion collectively, and in January 2021 prior to the recent change in Administration, the PSPAs were amended again to allow the GSEs to continue to retain capital up to the amounts prescribed in newly revised capital requirements for the GSEs, under the ERCF and discussed below. As part of the January 2021 amendment to the PSPAs, the Trump appointed leadership in Treasury and FHFA agreed, among other things: (i) that the GSEs will be not be permitted to exit conservatorship until all material litigation relating to the conservatorship is resolved or settled, and the GSEs have common equity Tier 1 capital of at least 3% of its assets; (ii) on certain conditions imposed on the GSEs’ ability to raise new capital; and (iii) that the GSEs must comply with the new ERCF. Simultaneous with the January 2021 amendment to the PSPAs, the Trump appointed leadership in Treasury also released its latest views on housing finance reform with the “Blueprint on Next Steps for GSE Reform.” As part of this Blueprint, Treasury states that both Treasury and the FHFA have been working to identify and assess strategic options to terminate the GSE conservatorships and raise capital, including identifying any necessary legislation for reform of the GSEs. The Blueprint cites the following five key considerations to inform work with FHFA:
■A continuation of the GSEs’ capital build, including when appropriate, through a new capital raise, to ensure the GSEs have sufficient equity capital to facilitate their ability to operate through a severe downturn;
■Resolution of the current capital structures of the GSEs, including as set forth in the PSPAs, and the pending litigation related to the conservatorships to facilitate the GSEs’ capital restructuring and eventual exit from conservatorship;
■A determination regarding, and ultimate imposition of, a periodic commitment fee to be paid by the GSEs to Treasury once the GSEs have retained capital up to their regulatory capital requirements under the ERCF;
■Establishing appropriate pricing oversight over the GSEs; and
■An assessment of market concentration and whether consolidation of the GSEs’ operations into a single entity would more efficiently fulfill their mission and promote the interests of stakeholders, including taxpayers.
Throughout 2020, the FHFA has moved forward with initiatives to develop new capital and liquidity requirements for the GSEs, which have been viewed as critical to any future release from conservatorship. In December 2020, the FHFA finalized a new ERCF for the GSEs and also proposed new liquidity requirements. Among other things, the ERCF: (i) significantly increases the capital requirements of the GSEs; (ii) decreases the capital credit provided to the GSEs for credit risk transfer transactions, which have been a significant component of the GSEs capital and risk management strategy for the past several years; and (iii) reduces the overall capital relief extended to the GSEs for loans with private mortgage insurance. In December 2020, the FHFA also proposed new liquidity requirements for the GSEs, which impose a mix of new cash-flow based requirements and long-term liquidity and funding requirements that according to the FHFA are designed to ensure that the GSEs remain a source of strength for the mortgage market during downturns in the economy, and to incentivize the GSEs to issue an appropriate and stable mix of debt over the long term. The liquidity requirements currently remain subject to public comment and are proposed to be effective

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
in September 2021. Taken together, compliance with the ERCF and proposed new liquidity requirements could significantly alter the business practices and operations of the GSEs. In particular, if the FHFA under its current leadership continues, as anticipated, to prioritize release of the GSEs from conservatorship, the GSEs could seek to increase pricing in order to support a level of returns that are attractive to future private capital investors. An increase in GSE pricing could make alternatives to the GSEs such as FHA insured loans or the private securitization market more attractive, which could reduce the GSEs’ market position and reduce the number of loans available for private mortgage insurance.
There are many considerations related to financial, underwriting, risk management, counterparty and operational areas that likely will need to be addressed by the GSEs in order to come into compliance with the new ERCF capital requirements and the proposed liquidity requirements, many of which could have an effect on the conventional mortgage market and potentially our business with the GSEs. For example, the current FHFA leadership has stated that while the GSEs’ capital position remains limited compared to the amount of risk they hold, the GSEs should make risk-based decisions commensurate with their limited capital positions, which could influence the type of risk the GSEs are willing to write and the FHFA’s oversight decisions regarding the GSEs. There is a heightened risk that the current FHFA leadership may take actions that result in a greater portion of the high-LTV market moving to the FHA or that would make execution through the private securitization market more attractive, which could adversely affect our mortgage insurance business. As part of the January 2021 amendment to the PSPAs, the Trump appointed leadership in Treasury and FHFA agreed that the GSEs must restrict their acquisition of higher-risk single-family mortgage loans, including in particular the acquisition of investor loans and single-family mortgage loans with two or more higher risk characteristics (i.e., LTVs greater than 90%, debt-to-income ratios greater than 45% and FICO credit scores less than 680), to their then current levels. The January 2021 PSPA amendment further restricted the quality of loans that may be purchased by the GSEs by limiting the GSEs’ purchases to, among other enumerated types, loans that meet the QM definition.
In addition to the PSPA amendment, current FHFA leadership recently released for comment a proposed rule regarding the process for how it will consider and approve new GSE activities and products. Among other things, the proposed rule would redefine criteria for determining what constitutes a new activity that requires prior notice to the FHFA and for determining whether the activity constitutes a “new product” that requires public notice and comment, describing a new product as “any new activity that FHFA determines merits public notice and comment on matters of compliance with the applicable sections of a [GSE’s] authorizing statute, safety and soundness, or public interest.” Given the size and market influence of the GSEs, this new proposed rule is generally viewed as important to ensure that the GSEs are not otherwise encroaching on areas that may be more appropriately served by private capital.
It is difficult to predict what types of new products and activities may be proposed in the future and, if applicable, whether they may be approved by the FHFA. The proposed rule regarding new products, assuming it is finalized and instituted, would provide clarity regarding the process and procedures for assessing new products and whether they may be approved. If any existing or future credit risk transfer transactions and structures were to displace primary loan level or standard levels of mortgage insurance, the amount of mortgage insurance we write may be reduced, which could negatively impact our franchise value, results of operations and financial condition. In 2018, Freddie Mac and Fannie Mae announced the launch of pilot programs, IMAGIN and EPMI, respectively, as alternative ways for lenders to obtain credit enhancement and sell loans with LTVs greater than 80% to the GSEs. These investor-paid mortgage insurance programs, in which insurance is acquired directly by each GSE, have many of the same features as private mortgage insurance and represent an alternative to traditional private mortgage insurance products that are provided to individual lenders. Participants in IMAGIN and EPMI are not subject to compliance with the PMIERs, which may create a competitive disadvantage for private mortgage insurers if these pilot programs are expanded. Further, the proposed rule regarding new products states that it is intended to apply to any future pilot programs, so it is unclear whether the same standards and procedures proposed in the new rule also would apply to existing pilots such as IMAGIN and EPMI.
In addition to the matters discussed above, the future of the GSEs is likely to be impacted by the ongoing COVID-19 pandemic and the new Biden Administration. In light of the COVID-19 pandemic, the FHFA has had to adjust its oversight over the GSEs to ensure the GSEs are able to support borrowers impacted by the pandemic and protect the ongoing functioning of the housing finance system. In response to the pandemic, the FHFA and the GSEs have temporarily suspended all foreclosures and evictions; temporarily instituted mortgage forbearance; temporarily streamlined the appraisal, employment verification, and loan closing processes to address frictions in the mortgage origination process created by social distancing and stay-at-home orders; implemented a four-month limit on servicer advance obligations for loans in forbearance; adopted the COVID-19 Amendment to the PMIERs effective June 30, 2020; and provided that loans in COVID-19 forbearance will remain in mortgage-backed securities pools for at least the duration of the forbearance. The actions taken to address the COVID-19 pandemic and environment may not be entirely aligned with the current FHFA leadership’s long-term objective of releasing the GSEs from conservatorship. The significant impact of the COVID-19 pandemic on housing markets and the housing finance system is wide-ranging and unprecedented in scope. As the situation continues to evolve, the actions or potential inactions of the FHFA and GSEs in response to COVID-19 are likely to continue to have a significant impact on the overall functioning of the housing finance system. Because traditional mortgage insurance is an important component of this system and because our businesses depend on the health of the housing finance system and housing markets in particular, these actions have impacted, and may continue to impact our business operations and financial performance.
Further, the Biden Administration is likely to have significant influence over the future direction of the GSEs and the overall approach to the housing finance market and system. The Biden Administration has proposed a housing plan that is focused on:

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
(i) increasing access to sustainable homeownership and making housing more affordable for low- and moderate-income borrowers; (ii) ensuring the housing finance system is equitable, by identifying and eliminating discriminatory or unfair practices in the housing system; (iii) increasing the supply, lowering the cost, and improving the quality of housing, including through investments in resilience, energy efficiency, and accessibility of homes; and (iv) providing financial assistance to help Americans buy or rent safe, quality housing, including down payment assistance through a refundable and advanceable tax credit and fully funding federal rental assistance. In addition to legislative proposals to Congress, the Biden Administration may choose to institute its policies directly through Executive Orders and through its various Departments and agencies, principally Treasury, HUD, the CFPB and the VA. With respect to the FHFA, the Biden Administration’s influence may be limited to the extent the FHFA continues to be led by its current leadership team, which was appointed by the Trump Administration for a five-year term beginning in April of 2019. Under the legislation that formed the FHFA, the director cannot be removed by the President other than for cause; however, litigation is currently pending before the U.S. Supreme Court challenging the constitutionality of this structure. The U.S. Supreme Court previously determined that a similar structure involving the CFPB director was unconstitutional and that the CFPB director must be removable by the President other than for cause, which would suggest that it is likely that the Court may find that the current FHFA director may be removeable by the President other than for cause. The current litigation involving the FHFA is expected to be decided in the summer of 2021. If it is determined that the FHFA director is removable by the President other than for cause, the Biden Administration may move to replace the current director of the FHFA with an appointee that may be more inclined to institute the principles set forth in the Biden Administration’s housing plan, including in particular, ensuring broad access to affordable homeownership for low- and moderate-income borrowers. This could lead the FHFA later in 2021 to consider changes to the ERCF and any new liquidity rules, to reevaluate and potentially lower the GSEs pricing and to consider further potential expansionary approaches to the GSEs’ footprint in the housing finance system.
In Item 1A. Risk Factors, see “—Changes in the charters, business practices, or role of the GSEs in the U.S. housing market generally, could significantly impact our businesses” and “—Our mortgage insurance business faces intense competition.”
FHA
Private mortgage insurance competes with the single-family mortgage insurance programs of the FHA. Private mortgage insurance competes with the FHA on the basis of loan limits, pricing, credit guidelines, terms of our insurance policies and loss mitigation practices. Since 2013, the loan limits for FHA-insured loans and the loan limits for GSE conforming loans have been substantially the same. It is possible that, in the future, Congress or the Administration could impose different loan limits for FHA loans than for GSE conforming loans as it has done in the past, which could impact the competitiveness of private mortgage insurance in relation to FHA programs.
Since the financial crisis, the private mortgage insurance industry has improved its share of the insurable, low down-payment market, primarily due to: (i) improvements in the financial strength of private mortgage insurers; (ii) the development of new products, pricing delivery tools and marketing efforts directed at competing with the FHA; (iii) increases in the FHA’s pricing; (iv) the U.S. government’s pursuit of legal remedies against FHA-approved lenders related to loans insured by the FHA; and (v) various policy changes at the FHA, including the general elimination of the premium cancellation provision that exists for borrower-paid private mortgage insurance. As discussed above, the Biden Administration is expected to pursue actions that will further its stated objective of increasing access to affordable mortgages for low- and moderate-income borrowers. In this regard, the Biden Administration may choose to reduce the FHA’s annual or upfront premiums and/or eliminate the life-of-loan premium requirement for FHA insured loans. While a reduction in pricing would improve the competitiveness of FHA execution, we expect that a potential 0.25% reduction in FHA pricing would modestly impact our overall business volume, especially in light of our ability to dynamically price loans through our RADAR Rates pricing platform. It is uncertain if and when the FHA may change its pricing and what form this price reduction could take. As last reported in November 2020, the FHA’s Mutual Mortgage Insurance (MMI) Fund had a combined capital ratio for fiscal year 2020 above the 2% ratio that the FHA is required to maintain. While this would suggest that it may be more likely that the FHA will lower pricing, the pandemic has had a significant negative impact on the FHA’s insured portfolio, including a significant increase in the total percentage of severely delinquent loans, making it more difficult to predict any future pricing actions the FHA may pursue.
In addition, in 2019, HUD issued a Memorandum of Understanding (“MOU”) with the Department of Justice (“DOJ”) that provides guidance on the process for enforcing the False Claims Act (“FCA”), and revisions of annual and loan-level certifications which became effective January 1, 2020. The MOU provides that alleged violations of the FCA will be primarily addressed through HUD administrative proceedings and only referred to the DOJ under certain circumstances. While we do not believe the MOU has had a significant impact on the pool of lenders doing business with the FHA, it could make the FHA more attractive to lenders who previously reduced their business with the FHA because of concerns regarding the DOJ’s pursuit of legal remedies against FHA lenders.
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

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
Among the most significant provisions for private mortgage insurers under the Dodd-Frank Act are the ability to repay mortgage provisions (“Ability to Repay Rule”), including a related safe harbor set forth in the QM Rule (defined below), the securitization risk retention provisions and the expanded mortgage servicing requirements under TILA and RESPA.
Qualified Mortgage Requirements—Ability to Repay Requirements
The Ability to Repay Rule requires mortgage lenders to make a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan. The Dodd-Frank Act provides that a creditor may presume that a borrower will be able to repay a loan if the loan has certain low-risk characteristics that meet the definition of a qualified mortgage (“QM Rule”). This QM presumption is generally rebuttable, however, loans that are deemed to have the lowest risk profiles are granted a safe harbor from liability (“QM Safe Harbor”) related to the borrower’s ability to repay the loan.
In implementing the QM Rule, the CFPB established rigorous underwriting and product feature requirements for the loans to be deemed qualified mortgages (“Current QM Definition”), including that the borrower does not exceed a 43% debt-to-income ratio after giving effect to the loan. As part of the Current QM Definition, the CFPB also created a special exemption for the GSEs, which is generally referred to as the “QM Patch,” that allows any loan that meets the GSE underwriting and product feature requirements to be deemed to be a qualified mortgage, or QM, regardless of whether the loan exceeds the 43% debt-to-income ratio. The QM Patch expires on July 1, 2021.
In December 2020, the CFPB issued a new QM definition (“New QM Definition”) that replaces the underwriting focused approach of the Current QM Definition, including the 43% debt-to-income ratio limitation with a new pricing-based approach to QM. Under the New QM Definition, certain underwriting considerations are retained, but QM status generally is achieved if the loan is priced at no greater than 2.25% above the Average Prime Offer Rate (“APOR”). Loans priced at or less than 1.5% above APOR are subject to the QM Safe Harbor, while all other QM loans would receive the general rebuttable presumption that the loans met the ability to repay standard. The New QM Definition is intended to replace the current QM Patch, which if implemented, is expected to effectively reduce the number of loans that would be designated QM compared to those receiving QM designation under the QM Patch, although not materially. The New QM Definition is effective March 1, 2021 and has a mandatory compliance deadline of July 1, 2021, at which time it is intended to replace the QM Patch. However, on February 23, 2021, the CFPB announced that it expects to issue a proposed rule to delay the July 1, 2021 mandatory compliance deadline for the New QM Definition and that if this proposed rule is finalized, then: (1) the QM Patch would remain in place until the earlier of the delayed mandatory compliance date or the date that the GSEs exit conservatorship; and (2) between the March 1, 2021 effective date of the New QM Definition and the delayed mandatory compliance date, market participants could satisfy the QM Rule under either the Current QM Definition or the New QM Definition. In December 2020, the CFPB also created a new QM category (“Seasoned QM”) for first-lien, fixed-rate loans that meet certain performance requirements over a 36-month seasoning period and are held in the lender’s portfolio until the end of the seasoning period. As part of its February 23, 2021 announcement, the CFPB stated that it was evaluating whether to initiate a new rule to reconsider the Seasoned QM definition.
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
The Dodd-Frank Act also granted the FHA, VA and the USDA flexibility to establish their own definitions of qualified mortgages for their insurance guaranty programs. Both the FHA and VA have created their own definition of qualified mortgages that differ from both the CFPB’s Current QM Definition and New QM Definition. For example, the FHA’s QM Safe Harbor definition currently applies to loans priced at or less than APOR plus the sum of 115 basis points and the FHA’s annual mortgage insurance premium rate, which is effectively broader than the QM Safe Harbor adopted under the New QM Definition. These alternate definitions of qualified mortgages are more favorable to lenders and mortgage holders than the CFPB’s Current QM Definition and New QM Definition that apply to loans purchased by the GSEs, which could drive business to these agencies and have a negative impact on our mortgage insurance business.
Qualified Residential Mortgage Regulations—Securitization Risk Retention Requirements
The Dodd-Frank Act requires securitizers to retain at least 5% of the credit risk associated with mortgage loans that they transfer, sell or convey, unless the mortgage loans are qualified residential mortgages (“QRMs”) or are insured by the FHA or another federal agency (the “QRM Rule”). Under applicable federal regulations, a QRM is generally defined as a mortgage meeting the requirements of a qualified mortgage under the CFPB’s QM Rule described above. Because of the capital support provided by the U.S. government to the GSEs, the GSEs currently satisfy the proposed risk retention requirements of the Dodd-Frank Act while they are in conservatorship, so sellers of loans to the GSEs currently are not subject to the risk retention requirements referenced above. This means that securitizers would not be required to retain risk under the QRM Rule on loans that are guaranteed by the GSEs while in conservatorship. The QRM Rule requires the agencies that implemented the rule to review the QRM definition no later than four years after its effective date (i.e., December 2018) and every five years thereafter,

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
and allows each agency to request a review of the definition at any time. On December 20, 2019, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the SEC, FHFA, and HUD announced the commencement of review of the QRM Rule, with comments due by February 3, 2020. In June 2020, the agencies reviewing QRM announced that they were extending the review period until June 30, 2021. It is uncertain whether the review of the QRM will result in changes to the QRM definition and what form these changes may take. The outcome of this review may be further complicated by the recent announcement that the CFPB will be exploring options to preserve the Current QM Definition given that the QRM definition historically has been tied to the QM definition.
Other
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
In addition, Section 1473 of the Dodd-Frank Act establishes minimum requirements to be implemented by states regarding the registration and supervision of appraisal management companies (“AMCs”), including Radian Valuation Services. In 2015, six federal regulatory agencies (the Office of the Comptroller of the Currency, Federal Reserve Board, Federal Deposit Insurance Corporation, National Credit Union Administration, CFPB and FHFA) approved final rules creating federal minimum requirements for state registration and supervision of AMCs. All AMCs subject to state registration, including Radian Valuation Services, must satisfy certain minimum standards, including requirements to: (i) establish and comply with processes and controls designed to ensure that an AMC only engages an appraiser who has the appropriate education, expertise and experience necessary to competently complete a particular appraisal assignment and (ii) establish and comply with processes and controls reasonably designed to ensure that the AMC conducts its appraisal management services in accordance with applicable appraisal independence standards and regulations.
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
Mortgage insurance and other products and services provided by Radian’s affiliates are considered settlement services for purposes of RESPA. The anti-referral fee and anti-kickback provisions of Section 8 of RESPA generally provide, among other things, that settlement service providers are prohibited from paying or accepting anything of value in connection with the referral of a settlement service or sharing in fees for those services. RESPA also prohibits requiring the use of an affiliate for settlement services and requires certain information to be disclosed if an affiliate is used to provide the settlement services. In addition to mortgage insurance, through our Real Estate business we offer a broad array of both settlement and non-settlement services to our customers, including real estate, valuation, hybrid appraisal, title and closing services. To the extent products and services provided by our Real Estate business are settlement services for purposes of RESPA, the anti-referral fee, anti-kickback, and required use provisions of RESPA would apply which could impact how these products and services are marketed and sold.
In the past, we and other mortgage insurers have faced lawsuits alleging, among other things, that our captive reinsurance arrangements constituted unlawful payments to mortgage lenders under RESPA. We also have been subject to lawsuits alleging that our Pool Mortgage Insurance and contract underwriting services violated RESPA. In addition, we and other mortgage insurers have been subject to inquiries and investigative demands from state and federal governmental agencies, including the CFPB, requesting information relating to captive reinsurance. In April 2013, we reached a settlement with the CFPB that concluded its investigation with respect to Radian Guaranty without any findings of wrongdoing. As part of the settlement, Radian Guaranty paid a civil penalty and agreed that it would not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of 10 years ending in 2023. In June 2015, Radian Guaranty executed a Consent Order with the Minnesota Department of Commerce that resolved the Minnesota Department of Commerce’s outstanding inquiries related to captive reinsurance arrangements involving mortgage insurance in Minnesota without any findings of wrongdoing. As part of the Consent Order, Radian Guaranty paid a civil penalty and agreed not to enter into new captive reinsurance arrangements until June 2025. We have not entered into any new captive reinsurance arrangements since 2007. In addition, under the PMIERs, the GSEs prohibit private mortgage insurers from entering into captive insurance arrangements.
Homeowner Assistance Programs
The Emergency Economic Stimulus Act of 2008 (“EESA”) included a requirement to “maximize assistance to homeowners and encourage mortgage servicers to take advantage of available programs (including the Hope for Homeowners program) to minimize foreclosures.” In 2008, the U.S. Department of the Treasury announced the Homeowner Affordability and Stability Plan to restructure or refinance mortgages to avoid foreclosures through: (i) refinancing mortgage loans through HARP; (ii) modifying

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
first- and second-lien mortgage loans through HAMP and the Second Lien Modification Program; and (iii) offering other alternatives to foreclosure through the Home Affordable Foreclosure Alternatives Program. HAMP expired in December 2016 and was replaced with the “Flex Modification” program that offers payment relief similar to HAMP. Refinancing under the HARP program expired on December 31, 2018. The GSEs have since established high LTV streamlined refinance programs in coordination with FHFA to continue providing refinancing options to avoid foreclosure. These programs began enrolling participants in November 2018.
The SAFE Act
The SAFE Act and its state law equivalents require mortgage loan originators to be licensed with state agencies in the states in which they operate and/or registered with the Nationwide Mortgage Licensing System and Registry (the “Registry”). The Registry is a database established by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators that tracks the licensing and eligibility requirements of loan originators. Among other things, the database was established to support the licensing of mortgage loan originators by each state. As part of this licensing and registration process, loan originators who are employees of institutions other than depository institutions or certain of their subsidiaries that, in each case, are regulated by a federal banking agency, must generally be licensed under the SAFE Act guidelines enacted by each state in which they engage in loan origination activities and registered with the Registry. Additionally, most states define underwriting and loan processing as a clerical and administrative duty, performed under the supervision of a licensed mortgage loan originator. The entity and its employees that provide our contract underwriting and loan processing services are compliant with the SAFE Act for underwriting in all 50 states and the District of Columbia and compliant for loan processing in 44 states and the District of Columbia.
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
Federal and state agencies have increased their focus on compliance obligations related to privacy, data security and cybersecurity. The CFPB, Office of the Comptroller of the Currency and non-governmental regulatory agencies, such as the Financial Industry Regulatory Authority (FINRA), have announced new compliance measures and enforcement efforts designed to monitor and regulate the protection of personal consumer data, including with respect to: the development and delivery of

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
financial products and services; underwriting; mortgage servicing; credit reporting; digital payment systems; and vendor management. For information regarding the New York Department of Financial Services cybersecurity regulations and the California Consumer Privacy Act see “—State Regulation—Cybersecurity.”
Fair Lending and Fair Servicing
The federal Fair Housing Act (FHA), part of the Civil Rights Act of 1968, makes it unlawful for any person whose business includes engaging in residential real estate related transactions to (i) discriminate in housing-related lending activities against any person on a prohibited basis, or (ii) for any person to discriminate in the sale or rental of housing “or in the provision of services or facilities in connection therewith,” to any person because of a prohibited basis. Similarly, the Equal Credit Opportunity Act (ECOA) and Regulation B make it unlawful for a creditor to (i) discriminate in any aspect of a credit transaction against an applicant on a prohibited basis during any aspect of a consumer or business credit transaction; (ii) make any oral or written statement to applicants or prospective applicants that would discourage on a prohibited basis a reasonable person from making or pursuing an application; or (iii) collect information regarding ethnicity, race, and sex permitted for mortgage loans, but prohibited for other credit products.
These laws seek to address discrimination in lending and other housing related activity by prohibiting discrimination that is intentional or where a facially neutral policy or practice has a “disparate impact;” that is, that it disproportionately excludes or burdens persons on a prohibited basis without a need to demonstrate intentional discrimination. In September of 2020, the U.S. Department of Housing and Urban Development (HUD) issued a Final Rule (2020 Rule) which modified the requirements for demonstrating disparate impact claims. The Biden Administration has indicated that it intends to focus heavily on discriminatory and unfair housing practices, including by revisiting the 2020 Rule, which has been criticized as making it more difficult to bring disparate impact claims. To this end, on January 26, 2021, President Biden issued a Memorandum ordering the Secretary of HUD to examine changes made by the 2020 Rule regarding disparate impact. This anticipated shift in policy priorities may lead to increased investigation and enforcement activity by federal regulatory authorities, including the CFPB.
Although we do not believe that our current products and services directly implicate fair lending or servicing, as a provider of products and services that support residential real estate transactions and the mortgage production process, fair lending and servicing laws may impact the way we deliver or conduct our products and services, including in response to customer requirements.
Mortgage Insurance Tax Deduction
In 2006, Congress enacted the private mortgage insurance tax deduction in order to foster homeownership. The deduction was enacted on a temporary basis and it expired at the end of 2011. Since 2011, the private mortgage insurance tax deduction has been extended six times, most recently for insurance premiums paid through December 31, 2021. It is difficult to predict whether the deduction will be extended in the future.
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

Glossary
Part I Item 1. Business
______________________________________________________________________________________________________
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
Item 1A. Risk Factors
Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic has adversely impacted us, and its ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic has created periods of significant economic disruption, high unemployment, volatility and disruption in financial markets, and required adjustments in the housing finance system and real estate markets. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in most states and communities in the United States. As a result, the demand for certain of our products and services has been impacted, and this impact may continue for an unknown period and could expand. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, remote technology interruptions, quarantines, government actions, or other restrictions related to the pandemic. To date, in response to the pandemic, among other things, we have raised additional capital, aligned our business with the temporary origination and servicing guidelines announced by the GSEs, and activated our business continuity program by transitioning to a work-from-home virtual workforce model with certain essential activities supported by limited staff in office environments that comply with CDC guidelines and applicable state and local requirements.
We expect that the COVID-19 pandemic and measures taken to reduce its spread will continue to impact our business, subjecting us to the following risks:
■As a result of the COVID-19 pandemic and its impact on the economy, including the significant increase in unemployment, we have experienced a material increase in new defaults, including as a result of mortgage forbearance programs.
■The impact of the COVID-19 pandemic on new and existing mortgage defaults as well as the amount of capital we are required to hold against COVID-19 related defaults under the PMIERs, could potentially exhaust Radian Guaranty’s excess, or “cushion,” of Available Assets over Minimum Required Assets, in which case we may be required to contribute capital to Radian Guaranty to remain in compliance with the PMIERs financial requirements. The amount that Radian Group could be required to contribute to Radian Guaranty to support PMIERs compliance is uncertain, but could be significant and, under extreme economic scenarios, exhaust Radian Group’s available liquidity. See “—The credit performance of our mortgage insurance portfolio is impacted by macroeconomic conditions and specific events that affect the ability of borrowers to pay their mortgages,” “—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” and “—Radian Group’s sources of liquidity may be insufficient to fund its obligations.”
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
■The assumptions upon which we base our premium rates may ultimately prove to be inaccurate, especially in a period of high market volatility and economic uncertainty such as we have experienced as a result of the pandemic. We have experienced a material increase in new defaults as a result of the pandemic and we may continue to experience a high volume of new defaults associated with the pandemic in future periods. Future new defaults are not currently reflected in our mortgage insurance loss reserves because we generally are not permitted to establish reserves in anticipation of such defaults. As a result of the material increase in new defaults that we have experienced, our loss reserves increased significantly in 2020. Our loss reserves may again increase significantly in future periods as a result of new defaults stemming from the pandemic, which would negatively impact our results of operations and financial condition. See “—Our success depends on our ability to assess and manage our underwriting risks; the premiums we charge may not be adequate to compensate us for our liability for losses and the amount of capital we are required to hold against our insured risks. We expect to incur losses for future defaults beyond what we have reserved for in our financial statements.”

Glossary
Part I Item 1A. Risk Factors
______________________________________________________________________________________________________
■The GSEs’ business practices have changed in response to the COVID-19 pandemic, with the primary objectives of supporting borrowers impacted by the pandemic and protecting the ongoing functioning of the housing finance system. As the situation continues to evolve, the actions of the FHFA and GSEs in response to COVID-19 are likely to continue to significantly impact the housing finance system. Because traditional mortgage insurance is an important component of this system, these actions have had, and may continue to have, a significant impact on our mortgage insurance operations and performance. See “—Changes in the charters, business practices, or role of the GSEs in the U.S. housing market generally, could significantly impact our businesses.”
■The number of home purchases or mortgage refinancings may be materially affected by the impact of the pandemic on general economic conditions, including unemployment, and on the availability of credit for mortgage loans. In addition, public and private sector initiatives to reduce the transmission of COVID-19, such as the imposition of restrictions on business activities, and various policy initiatives to keep people in their homes during the pandemic through foreclosure and eviction moratoriums may affect the number of new mortgages available for us to insure and the demand for certain of the products and services in our Real Estate business. See “—A decrease in the volume of mortgage originations could result in fewer opportunities for us to write new mortgage insurance business and conduct our Real Estate business.”
■As a result of COVID-19-related relief programs, we anticipate that defaults related to the pandemic, if not cured, could remain in our defaulted loan inventory for a protracted period of time, potentially resulting in higher levels of claims and Claim Severity for those loans that ultimately result in a claim. See “—An extension in the period of time that a loan remains in our defaulted loan inventory may increase the severity of claims that we ultimately are required to pay.”
■The models, assumptions and estimates we use to establish loss reserves may not be accurate, especially in the event of an extended economic downturn or a period of extreme market volatility and economic uncertainty such as we have experienced as a result of the COVID-19 pandemic. For example, the ultimate cure rate for loan defaults resulting from the pandemic may be lower than we have previously experienced in the context of other FEMA declared emergencies and lower than our expectations. See “—If the estimates we use in establishing loss reserves are incorrect, we may be required to take unexpected charges to income, which could adversely affect our results of operations.”
■The rating agencies continually review the financial strength ratings assigned to Radian Group and its mortgage insurance subsidiaries, and the ratings are subject to change. The COVID-19 pandemic and its impact on our financial results and condition, could cause one or more of the rating agencies to downgrade the ratings assigned to Radian Group and its mortgage insurance subsidiaries. See “—The current financial strength ratings assigned to our mortgage insurance subsidiaries could weaken our competitive position and potential downgrades by rating agencies to these ratings and the ratings assigned to Radian Group could adversely affect the Company”
■The markets for credit and interest-rate-sensitive securities have been affected by the COVID-19 pandemic. The value of our fixed income securities has been volatile, which increases the risk that we will not achieve our investment objectives. If, as a result of the COVID-19 pandemic or otherwise, we underestimate our liabilities or improperly structure our investments to meet our expected liabilities, including claim payments in our mortgage insurance business, we could have unexpected losses resulting from the forced liquidation of investments before their maturity, which could adversely affect our results of operations. See “—Our success depends, in part, on our ability to manage risks in our investment portfolio.”
Although we are uncertain of the ultimate magnitude or duration of the business and economic impacts of the COVID-19 pandemic, their long-term effect on our businesses will depend on, among other things: the extent and duration of the pandemic; the severity of and the number of people infected with the virus and the widespread availability of anti-viral treatments and vaccines, especially as new strains of COVID-19 have been discovered; the wider economic effects of the pandemic and the scope and duration of governmental and other third-party measures restricting day-to-day life and business operations; the impact of economic stimulus efforts to support the economy through the pandemic; and governmental and GSE programs implemented to assist borrowers experiencing a COVID-19-related hardship, including forbearance programs and suspensions of foreclosures and evictions. Due to the unprecedented and continually evolving social and economic impacts associated with the COVID-19 pandemic on the U.S. and global economies generally, and in particular on the U.S. housing, real estate and housing finance markets, there is significant uncertainty regarding the ultimate impact on our business, business prospects, operating results and financial condition and our estimates or predictions regarding such impact may be materially wrong.
Risks Related to Regulatory Matters
Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity.
In order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. The PMIERs are comprehensive, covering virtually all aspects of the business of a private mortgage insurer, including internal risk management and quality controls, the relationship between the GSEs and the approved insurer and the approved insurer’s financial condition. In addition, the PMIERs contain requirements related to the operations of our mortgage insurance business, including extensive operational requirements in areas such as claim processing, loss mitigation, document retention, underwriting, quality control, reporting and monitoring, among others. These extensive operational requirements have resulted in additional expenses and have required substantial time and effort from management

Glossary
Part I Item 1A. Risk Factors
______________________________________________________________________________________________________
and our employees, which we expect will continue. If Radian Guaranty is unable to satisfy the requirements set forth in the PMIERs, including the financial requirements discussed below, the GSEs could restrict it from conducting certain types of business with them or take actions that may include not purchasing loans insured by Radian Guaranty.
The PMIERs include financial requirements incorporating a risk-based framework that requires a mortgage insurer’s Available Assets to meet or exceed its Minimum Required Assets. The PMIERs financial requirements include increased financial requirements for defaulted loans, as well as for performing loans with a higher likelihood of default and/or certain credit characteristics, such as higher LTVs and lower FICO credit scores. Radian Guaranty’s ability to continue to comply with the PMIERs financial requirements could be impacted by, among other factors: (i) the volume and product mix of our NIW; (ii) factors affecting the performance of our mortgage insurance portfolio, including the level of new defaults and prepayments; (iii) for existing defaults, the aging of these existing defaults and whether they are subject to, and remain in, forbearance programs, and the ultimate losses we incur on new or existing defaults; (iv) the application of the Disaster Related Capital Charge (as discussed below) under the PMIERs; (v) the amount of credit that we receive under the PMIERs financial requirements for our third-party reinsurance transactions (which is subject to initial and ongoing review by the GSEs); and (vi) potential amendments or updates to the PMIERs. If our mix of business includes more loans that are subject to the increased financial requirements under the PMIERs, we may limit the type and volume of business we are willing to write for certain of our products based on the increased financial requirements associated with certain loans. This could reduce the amount of NIW we write, which could reduce our future revenues.
The COVID-19 pandemic has created periods of significant economic disruption, high unemployment, volatility and disruption in financial markets, and required adjustments in the housing finance system and real estate markets. As a result, we have experienced a material increase in new defaults, substantially all related to defaults of loans subject to forbearance programs implemented in response to the COVID-19 pandemic. The overall volume of new defaults resulting from the pandemic has resulted in an increase in Radian Guaranty’s Minimum Required Assets and has negatively impacted Radian Guaranty’s PMIERs Cushion. We may continue to experience a high level of defaults as a result of the pandemic for the foreseeable future, which defaults would continue to negatively impact Radian Guaranty’s Minimum Required Assets and our results of operations. The amount of Minimum Required Assets that Radian Guaranty is and will be required to maintain, will depend on the number, timing and duration of defaults, including those defaulted loans participating in forbearance programs. This, in turn, will depend on the scope, severity and duration of the pandemic, its resulting impact on the economy, including unemployment and housing prices, and the ability of current and any future government programs to provide economic and individual relief, all of which will likely have an impact on the ability of borrowers to remain current on their mortgage payments and, if they have entered into forbearance or other relief programs, to resume making payments upon the expiration of the forbearance period. Based on the date each loan in our delinquent inventory was reported to us as being in forbearance, we estimate that during the first half of 2021, a significant majority of those loans in forbearance will have been in forbearance for 12 months, and unless extended, their forbearance plans may terminate. See “Item 1. Business—Regulation—Federal Regulation—CARES Act” and “Item 1. Business—Regulation—Federal Regulation—GSE Requirements” for information regarding forbearance programs for borrowers experiencing financial hardship related to the pandemic.
As discussed in “Item 1. Business—Regulation—Federal Regulation—GSE Requirements,” the PMIERs apply a 0.30 multiplier to the Minimum Required Asset factor for loans that have become non-performing as a result of a “FEMA Declared Major Disaster” event, including as a result of participation in a forbearance program. This effectively reduces the Minimum Required Asset amount for these loans by 70%. Under National Emergency Guidelines issued by the GSEs, the PMIERs were temporarily amended so that the Disaster Related Capital Charge is currently being applied nationwide to certain non-performing loans that we refer to as COVID-19 Defaulted Loans, which comprise non-performing loans that either: (i) have an Initial Missed Payment (discussed below) occurring during the COVID-19 Crisis Period or (ii) are subject to a forbearance plan granted in response to a financial hardship related to COVID-19 (which is assumed under the COVID-19 Amendment to be the case for any loan that has an Initial Missed Payment occurring during the COVID-19 Crisis Period and is subject to a forbearance plan), the terms of which are materially consistent with the terms of forbearance plans offered by the GSEs. The National Emergency Guidelines state that they will be updated if the GSEs determine that the COVID-19 Crisis Period needs to be extended. In December 2020, the GSEs extended the COVID-19 Crisis Period through March 31, 2021 and it is uncertain whether the COVID-19 Crisis Period will be further extended in the future. If the COVID-19 Crisis Period is not extended, then pursuant to the COVID-19 Amendment, the Disaster Related Capital Charge would continue to apply nationwide to defaults subject to a COVID-19 related forbearance plan for as long as the GSEs choose to leave the National Emergency Guidelines in place.
The current broad-based application of the Disaster Related Capital Charge has materially reduced the total amount of Minimum Required Assets that Radian Guaranty otherwise would have been required to hold against COVID-19 Defaulted Loans. Primarily as a consequence of the Disaster Related Capital Charge, Radian Guaranty maintained a significant PMIERs Cushion as of December 31, 2020. While we expect that application of the Disaster Related Capital Charge will continue to materially reduce Radian Guaranty’s Minimum Required Assets for COVID-19 Defaulted Loans, the benefit that Radian Guaranty currently is receiving from the Disaster Related Capital Charge is expected to diminish over time. The reduction of this benefit could be accelerated if the GSEs were to terminate the temporary COVID-19 Amendment to the PMIERs issued under their National Emergency Guidelines. See, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Mortgage” for more information on the declining benefit of the Disaster Related Capital Charge received over time.

Glossary
Part I Item 1A. Risk Factors
______________________________________________________________________________________________________
As the benefits of the Disaster Related Capital Charge diminish, or if existing and future new defaults continue to materially increase Radian Guaranty’s Minimum Required Assets, we may be required or otherwise choose to: (i) contribute capital to Radian Guaranty; (ii) alter our strategy with respect to our NIW; or (iii) seek additional capital relief through reinsurance or otherwise, which may not be available on acceptable terms or on terms that would be approved by the GSEs.
The GSEs may amend the PMIERs at any time and also have broad discretion to interpret the PMIERs, which could impact the calculation of Radian Guaranty’s Available Assets and/or Minimum Required Assets. The most recent large-scale revisions to PMIERs, or PMIERs 2.0, became effective on March 31, 2019 and the PMIERs were further updated as part of the temporary COVID-19 Amendment to the PMIERs under the National Emergency Guidelines. We expect the GSEs to continue to update the PMIERs in the future, including potentially to align the PMIERs 2.0 financial requirements with the increased capital requirements for the GSEs under the ERCF that was finalized in December 2020 and/or the proposed new liquidity requirements for the GSEs. See “Item 1. Business—Regulation—Federal Regulation—GSE Requirements” and “Item 1. Business—Regulation—Federal Regulation—Housing Finance Reform and the GSEs’ Business Practices” for additional information on the ERCF and proposed GSE liquidity requirements.
Compliance with the PMIERs financial requirements could impact our holding company liquidity if additional capital support for Radian Guaranty is required for it to maintain this compliance. The amount of capital that Radian Group could be required to contribute to Radian Guaranty for this purpose is uncertain, but could be significant and, under extreme economic scenarios, could exhaust Radian Group’s available liquidity. See “—Radian Group’s sources of liquidity may be insufficient to fund its obligations.” Further, if Radian Guaranty becomes capital constrained, it may be more difficult for Radian Guaranty to return capital to Radian Group, which would compound the negative liquidity impact to Radian Group of the contributions it may be required to make to Radian Guaranty and leave less liquidity to satisfy Radian Group’s other obligations. Depending on the amount of liquidity that is utilized from Radian Group, we may be required (or may decide) to seek additional capital by incurring additional debt, issuing additional equity, or selling assets, which we may not be able to do on favorable terms, if at all.
The PMIERs prohibit Radian Guaranty from engaging in certain activities such as insuring loans originated or serviced by an affiliate (except under certain circumstances) and require Radian Guaranty to obtain the prior consent of the GSEs before taking many actions, which may include, among other things, entering into certain intercompany agreements, settling loss mitigation disputes with customers and commuting risk. Further, pursuant to the National Emergency Guidelines, through June 30, 2021, the consent of the GSEs is required for Radian Guaranty to: (i) pay dividends or make payments of principal or increase payments of interest beyond those commitments made prior to June 30, 2020 associated with the Surplus Notes; (ii) make any other payments, unless related to expenses incurred in the normal course of business or to commitments made prior to June 30, 2020; (iii) pledge or transfer asset(s) to any affiliate or investor; or (iv) enter into any new arrangements or alter any existing arrangements under tax-sharing and intercompany expense-sharing agreements other than renewals and extensions of agreements in effect prior to June 30, 2020. These restrictions could prohibit or delay Radian Guaranty from taking certain actions that would be advantageous to it or to Radian Group.
Although we expect Radian Guaranty to retain its eligibility status with the GSEs and to continue to comply with the PMIERs financial requirements, including as potentially updated in the future, we cannot provide assurance that this will occur. Loss of Radian Guaranty’s eligibility status with the GSEs would have an immediate and material adverse impact on the franchise value of our Mortgage business and our future prospects, as well as a material negative impact on our future results of operations and financial condition.
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
State insurance capital requirements for our mortgage insurance subsidiaries include Risk-to-capital ratios, other risk-based capital measures and surplus requirements that may limit the amount of insurance that our mortgage insurance subsidiaries write or the ability of our insurance subsidiaries to distribute capital to Radian Group. Similarly, our title insurance subsidiary is required to maintain statutory premium reserves that vary by state and are subject to periodic reviews of certain financial performance ratios, and the results of those ratios could result in additional capital requirements in states where it is licensed. See “Item 1. Business—Regulation—State Regulation” for more information on these requirements. Among other things, our failure to maintain adequate levels of capital in our mortgage insurance and title insurance subsidiaries could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition. In addition, the GSEs and our mortgage lending customers may decide not to conduct new business with Radian Guaranty (or may reduce current business levels) or impose restrictions on Radian Guaranty if it is not in compliance with applicable state insurance requirements. The franchise value of our mortgage insurance business likely would be significantly diminished if we were prohibited from writing new business or restricted in the amount of new business we could

Glossary
Part I Item 1A. Risk Factors
______________________________________________________________________________________________________
write in one or more states. For additional information about statutory surplus and other state insurance requirements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Mortgage”, as well as Note 16 of Notes to Consolidated Financial Statements.
Radian Group also may be required to provide capital support for Radian Guaranty and its affiliated insurers if additional capital is required by those subsidiaries pursuant to future changes to insurance laws and regulations. The NAIC is in the process of reviewing the minimum capital and surplus requirements for mortgage insurers and considering changes to the Model Act. In December 2019, a working group of state regulators released exposure drafts of a revised Model Act, including new proposed mortgage guaranty insurance capital requirements for mortgage insurers. While the process for developing this framework was inactive as a result of the COVID-19 pandemic, we understand the initiative remains active and that an effort to resume work on the exposure draft is expected in 2021. As proposed, the capital requirements set forth in the current exposure draft are impacted by, among other things, changes in the economic and housing environment, including changes in home prices and incomes. The ultimate outcome of this process remains uncertain, including if and when the process may be completed, the potential form of any new capital requirements, and how they may be implemented and enforced.
The mortgage insurance industry has always been highly competitive with respect to pricing. Our mortgage insurance subsidiaries’ premium rates and policy forms are generally subject to regulation in every state in which they are licensed to transact business. These regulations are intended to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage fair competition in the insurance marketplace. We may be subject to regulatory inquiries or examinations with respect to our mortgage insurance premium rates and policy forms. Similarly, our title insurance business is subject to extensive rate regulation by the applicable state agencies in the states in which it operates. Given that the premium rates for our insurance subsidiaries are highly regulated, we could lose business opportunities and fail to successfully implement our business strategies if our rates are deemed non-compliant or are subject to investigation, if new rates and policy forms are not approved as may be required, or if we are otherwise unable to respond to competitor pricing actions and our customers’ demands in a timely and compliant manner.
Changes in the charters, business practices, or role of the GSEs in the U.S. housing market generally, could significantly impact our businesses.
Our current business model is highly dependent on the GSEs as the GSEs are the primary beneficiaries of most of our mortgage insurance policies. Changes in the business practices of the GSEs, which can be implemented by the GSEs acting independently or through their conservator, the FHFA, could negatively impact our businesses and financial performance. Examples of potential changes that could impact our business, may include, without limitation:
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
■the level of mortgage insurance required;
■the terms on which mortgage insurance coverage may be canceled before reaching the cancellation thresholds established by law;
■the terms required to be included in master policies for the mortgage insurance policies they acquire, including limitations on our ability to mitigate losses on insured mortgages that are in default;
■the amount of loan level price adjustments or guarantee fees, which often result in a higher cost to borrowers, that the GSEs charge on loans that require mortgage insurance; and
■the degree of influence that the GSEs have over a mortgage lender’s selection of the mortgage insurer providing coverage.
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
The future structure of the residential housing finance system remains uncertain, including whether comprehensive housing reform legislation will be adopted and, if so, what form it may ultimately take. Since the FHFA was appointed as conservator of the GSEs, there has been a wide range of legislative proposals to reform the U.S. housing finance market, including proposals

Glossary
Part I Item 1A. Risk Factors
______________________________________________________________________________________________________
for GSE reform ranging from nearly complete privatization and elimination of the role of the GSEs to a system that combines a federal role with private capital. In conjunction with these proposals, there has been ongoing debate about the roles that the federal government and private capital should play in the housing finance system. To the extent new legislative action alters the existing GSE charters without explicit preservation of the role of private mortgage insurance for high-LTV loans, our business could be adversely affected. See “Item 1. Business—Regulation—Federal Regulation—Housing Finance Reform and the GSEs’ Business Practices” for a discussion of the future of housing finance in the U.S., including objectives for future reform.
Under its current Trump-appointed leadership, the FHFA has been focused on recapitalizing the GSEs in preparation for releasing them from conservatorship. In December 2020, the FHFA finalized the ERCF, establishing new increased capital requirements for the GSEs, and the FHFA also has proposed new liquidity requirements for the GSEs that remain subject to public comment. See “Item 1. Business—Regulation—Federal Regulation—Housing Finance Reform and the GSEs’ Business Practices” for further information about the specific requirements established by the ERCF and the proposed new liquidity requirements. Taken together, compliance with the increased capital requirements imposed by the ERCF and the proposed new GSE liquidity requirements could significantly alter the business practices and operations of the GSEs, including potentially increasing GSE pricing and decreasing the GSEs’ use of credit risk transfer. An increase in GSE pricing could make alternatives to the GSEs such as FHA insured loans or the private securitization market more attractive, which could reduce the GSEs’ market position and reduce the number of loans available for private mortgage insurance. Further, the GSEs may seek to amend the PMIERs financial requirements in the future to align with the ERCF and the GSE liquidity requirements, once finalized. It remains uncertain if, when and how the PMIERs ultimately may be aligned with the ERCF, however, the changes could include: (i) an increase in the level of Radian Guaranty’s required capital and (ii) a decrease in the amount of PMIERs’ capital relief that Radian Guaranty receives for existing or future reinsurance or insurance-linked notes transactions.
There are many considerations related to financial, underwriting, risk management, counterparty and operational areas that likely would need to be addressed by the GSEs in order to come into compliance with the ERCF and proposed liquidity requirements, many of which could have an effect on the conventional purchase market and potentially our business with the GSEs. For example, the current FHFA leadership has stated that while the GSEs’ capital position remains limited compared to the amount of risk they hold, the GSEs should make risk-based decisions commensurate with their limited capital positions, which could influence the type of risk the GSEs are willing to write and the FHFA’s oversight decisions regarding the GSEs. There is a heightened risk that the current FHFA leadership may seek to take actions that may have the effect of allocating a greater portion of the high-LTV market to the FHA such as the recent amendment to the PSPAs that restricts the GSEs’ acquisition of higher-risk single-family mortgage loans.
The GSEs have in the past and may in the future pursue new products and activities in pursuit of their business strategies, including credit risk transfer transactions and structures that compete with private mortgage insurance. In 2018, Freddie Mac and Fannie Mae announced the launch of pilot programs, IMAGIN and EPMI, respectively, as alternative ways for lenders to obtain credit enhancement and sell loans with LTVs greater than 80% to the GSEs. If these programs or any future credit risk transfer transactions and structures were to displace primary loan level or standard levels of mortgage insurance, the amount of mortgage insurance we write may be reduced, which could negatively impact our franchise value, results of operations and financial condition. The FHFA recently released for comment a proposed rule regarding the process for how it will consider and approve new GSE activities and products; however, this proposed rule is intended to apply to any future pilot programs, and therefore, it not certain whether the same standards and procedures proposed in the new rule also would apply to existing pilots such as IMAGIN and EPMI. See “Item 1. Business—Regulation—Federal Regulation—Housing Finance Reform and the GSEs’ Business Practices” for further discussion of IMAGIN and EPMI and additional information about the proposed rule discussed above.
The future direction of the GSEs and their role in the housing finance system could be impacted by the recent change in Administrations. With respect to the FHFA, the Biden Administration’s influence likely will be limited to the extent the FHFA continues to be led by its current leadership team, which was appointed under the Trump Administration for a five-year term beginning in April 2019. If it is determined under litigation currently pending before the U.S. Supreme Court that the FHFA director is removable by the President other than for cause, the Biden Administration may move to replace the current director of the FHFA with an appointee that may be more inclined to institute the principles set forth in the Biden Administration’s housing plan. These changes may include a less restrictive, more expansionary approach to the GSEs in order to provide broader access to affordable homeownership for low- and moderate-income borrowers. In addition, as compared to the current FHFA leadership team, a Biden appointed director may choose to deprioritize exiting the GSEs from conservatorship, and therefore, may be more inclined to delay the implementation of, or make changes to, the ERCF and proposed GSE liquidity requirements. A change in policy priorities at the FHFA could alter the GSEs’ business practices in ways that have a significant impact on our businesses.
Although we believe that traditional private mortgage insurance will continue to play an important role in any future housing finance structure, developments in the practices of the GSEs, including potentially new federal legislation, changes to existing statutes, rules or regulations, or interpretations of existing statutes, rules or regulations that reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement, or even eliminate the requirement, may diminish the franchise value of our mortgage insurance business and materially and adversely affect our business prospects, results of operations and financial condition.

Glossary
Part I Item 1A. Risk Factors
______________________________________________________________________________________________________
Legislation and administrative and regulatory changes and interpretations could impact our businesses.
Our businesses are subject to and may be impacted by many federal and state lending, insurance and consumer laws and regulations and may be affected by changes in these laws and regulations or the way they are interpreted or applied, as well as changes in other laws and regulations that may affect corporations more generally. In particular, our businesses may be significantly impacted by the following:
■legislation, administrative or regulatory action impacting the charters or business practices of the GSEs;
■reform of the U.S. housing finance system;
■legislation and regulation impacting the FHA and its competitive position versus private mortgage insurers;
■the enforcement of fair lending and fair servicing laws to ensure equitable housing finance and real estate markets;
■state insurance laws and regulations that address, among other items, licensing of companies to transact business, claims handling, reinsurance requirements, premium rates, policy forms offered to customers and requirements for Risk-to-capital, minimum policyholder positions, reserves (including contingency reserves), surplus, reinsurance and payment of dividends;
■the application of state, federal or private sector programs aimed at supporting borrowers and the housing market;
■the application of RESPA, the FCRA and other laws to our businesses;
■the application of real estate brokerage and other licensing requirements to our Real Estate businesses and strategic initiatives;
■new federal standards and oversight for mortgage insurers, including as a result of the recommendation of the Federal Insurance Office of the U.S. Department of the Treasury that federal standards and oversight for mortgage insurers be developed and implemented;
■the application of information security and consumer privacy regulations to our businesses;
■the implementation of new regulations under, or the potential repeal or amendment of provisions of, the Dodd-Frank Act;
■the implementation in the U.S. of the Basel III capital adequacy guidelines; and
■broader legislative and regulatory changes, including the adoption of (or failure to adopt) new laws and regulations, or changes in existing laws and regulations, or the way they are interpreted or applied, including potential changes in tax law.
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
Risks Related to our Mortgage and Real Estate Businesses
Our success depends on our ability to assess and manage our underwriting risks; the premiums we charge may not be adequate to compensate us for our liability for losses and the amount of capital we are required to hold against our insured risks. We expect to incur losses for future defaults beyond what we have reserved for in our financial statements.
The estimates and expectations we use to establish premium rates are based on assumptions made at the time our insurance is written. Our mortgage insurance premium rates are based on, among other items, our expectations about competitive and economic conditions and our cost of capital, as well as a broad range of other factors and risk attributes that we consider in developing our assumptions about the credit performance of the loans we insure and the economic benefits we expect to receive from our insurance policies. Our assumptions may ultimately prove to be inaccurate, especially in a period of high market volatility and economic uncertainty as currently exists due to the COVID-19 pandemic. The risk of inaccurate or unreliable data may have an adverse impact on our ability to effectively perform critical business operations, such as servicing, loss management, external reporting or data-driven internal analysis. The premium structure we apply is subject to approval by state regulatory agencies, which can delay or limit our ability to increase our premiums if further filings or approvals are necessary to institute pricing adjustments.
If the risk underlying a mortgage loan that we have insured develops more adversely than we anticipated, we generally cannot increase the premium rates on this in-force business, or cancel coverage or elect not to renew coverage, to mitigate the effects of such adverse developments. Similarly, we cannot adjust our premiums if the amount of capital we are required to hold against our insured risks increases from the amount we were required to hold at the time a policy was written. As a result, if we are unable to compensate for or offset the increased capital requirements in other ways, the returns on our business may be lower than we assumed or expected. Our premiums earned and the associated investment income on those premiums may ultimately prove to be inadequate to compensate for the losses that we may incur and may not provide an adequate return on

Glossary
Part I Item 1A. Risk Factors
______________________________________________________________________________________________________
increased capital that may be required. As a result, our results of operations and financial condition could be negatively impacted.
Additionally, in accordance with industry practice, we do not establish reserves in our mortgage insurance business until we are notified that a borrower has failed to make at least two monthly payments when due. Because our mortgage insurance reserving does not account for the impact of future losses that we expect to incur with respect to performing (non-defaulted) loans, our obligation for ultimate losses that we expect to incur at any period end is not reflected in our financial statements, except to the extent that a premium deficiency exists. As discussed above in “—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity,” the pandemic could result in a high volume of new defaults, both as a result of payment forbearance programs and otherwise, in future periods. As future defaults are not currently reflected in our mortgage insurance loss reserves, our loss reserves could increase significantly in future periods if we experience a high volume of new defaults in future periods, which would negatively impact our results of operations and financial condition.
If the estimates we use in establishing loss reserves are incorrect, we may be required to take unexpected charges to income, which could adversely affect our results of operations.
We establish loss reserves in our mortgage insurance business to provide for the estimated cost of future claims on defaulted loans. Setting our loss reserves requires significant judgment by management with respect to the likelihood, magnitude and timing of each potential loss, including an estimate of the impact of our Loss Mitigation Activities with respect to defaulted loans. The models, assumptions and estimates we use to establish loss reserves may not prove to be accurate, especially in the event of an extended economic downturn or a period of extreme market volatility and economic uncertainty, such as we are currently experiencing due to the COVID-19 pandemic. Because of this, claims paid may be substantially different than our loss reserves and these reserves may be insufficient to satisfy the full amount of claims that we ultimately have to pay. Changes to our loss reserve estimates could adversely impact our results of operations and financial condition. In addition, as a result of COVID-19-related relief programs, we anticipate that defaults related to the pandemic, if not cured, could remain in our defaulted loan inventory for a protracted period of time, resulting in a higher likelihood of claim and higher levels of Claim Severity for those loans that ultimately result in a claim. See “—An extension in the period of time that a loan remains in our defaulted loan inventory may increase the severity of claims that we ultimately are required to pay.”
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
As part of our claims management process we pursue opportunities to mitigate losses both before and after we receive claims, including processes to ensure claims are valid. Following the financial crisis, our Loss Mitigation Activities, such as Rescissions, Claim Denials and Claim Curtailments, increased significantly in response to the poor underwriting, servicer negligence and general non-compliance with our insurance policies that was prevalent in the period leading up to the financial crisis. These Loss Mitigation Activities materially mitigated our paid losses for loans originated and serviced during this period and resulted in a significant reduction in our loss reserves. Following the financial crisis, mortgage underwriting and servicing have generally improved, and the amount of Loss Mitigation Activity required with respect to the claims on loans originated and serviced in more recent periods has significantly decreased. As a result, our future Loss Mitigation Activity is not expected to mitigate our paid losses to the same extent as it did in the years following the financial crisis. In addition, we have incorporated provisions into our 2014 Master Policy and 2020 Master Policy that generally provide rescission relief based on the number of months that borrowers remain current on their mortgage loans. As a consequence, our rights to conduct Loss Mitigation Activity generally are more limited under these more recent Master Policies as compared to our prior master insurance policies.
Our Loss Mitigation Activities and claims paying practices have resulted in disputes with certain of our customers and in some cases, damaged our relationships with customers, resulting in a loss of business. While we have resolved most all of these disputes, a risk remains that our Loss Mitigation Activities or claims paying practices could continue to have a negative impact on our relationships with customers or potential customers. Further, disputes with our customers that are not resolved could result in additional arbitration or judicial proceedings, requiring significant legal expenses, beyond those we recently experienced. See “Item 3. Legal Proceedings” and Note 13 of Notes to Consolidated Financial Statements. To the extent that past or future Loss Mitigation Activities or claims paying practices impact our customer relationships, our competitive position could be adversely affected, resulting in the potential loss of business and impacting our results of operations.

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
The availability and cost of reinsurance are subject to market conditions beyond our control. For example, in 2020, the market volatility stemming from the COVID-19 pandemic temporarily disrupted the market for new insurance-linked notes transactions before the market once again reopened for issuances. No assurance can be given that reinsurance will remain available to us in amounts that we consider sufficient and at rates and upon terms that we consider acceptable. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could cause us to increase the amount of risk we retain, negatively affect the returns we are able to achieve on the business we write and adversely affect our ability to write future business. Further, reinsurance does not relieve us of our direct liability to policyholders, therefore, if the reinsurer is unable or unwilling to meet its obligations to us, we remain liable to make claims payments to our policyholders. As a result, our reinsurance arrangements do not fully eliminate our obligation to pay claims, and we have assumed credit risk with respect to our inability to recover amounts due from reinsurers.
We use reinsurance to manage Radian Guaranty’s capital position under the PMIERs financial requirements. Among other benefits, our risk distribution transactions reduce our required capital, including by significantly reducing our Required Minimum Assets under the PMIERs. The initial and ongoing credit that we receive under the PMIERs financial requirements for these risk distribution transactions is subject to the periodic review of the GSEs and could be influenced by the ERCF, which significantly increases the capital requirements for the GSEs and provides the GSEs with a reduced amount of credit for their own credit risk transfer activities. See, “—Changes in the charters, business practices, or role of the GSEs in the U.S. housing market generally, could significantly impact our businesses.” In addition, if the GSEs revise the PMIERs in the future to align with the ERCF, such alignment could include a reduction in the credit that Radian Guaranty receives for reinsurance under the PMIERs, which could negatively impact our strategic approach to risk management and risk distribution.
If we are unable to obtain sufficient reinsurance on acceptable terms or to collect amounts due from our reinsurers, or if we receive less PMIERs capital relief for our reinsurance transactions, it could have a material adverse effect on our business, financial condition and results of operations.
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
In response to the COVID-19 pandemic, numerous federal and state regulatory agencies have instituted borrower relief programs, including mortgage payment forbearance and foreclosure and eviction moratoriums, with the objective of supporting borrowers through the economic hardship resulting from the pandemic and allowing borrowers to remain in their homes. In addition to the mortgage payment forbearance relief discussed above in “—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity,” the CARES Act also instituted temporary foreclosure and eviction moratoriums on GSE loans and GSE REO properties. The GSEs recently extended their moratoriums on single-family foreclosures and REO evictions until June 30, 2021. As a result of COVID-19-related relief programs, including the foreclosure moratorium, we anticipate that defaults related to the pandemic, if not cured, could remain in our defaulted loan inventory for a protracted period of time, resulting in higher levels of Claim Severity for those loans that ultimately result in a claim. Higher levels of Claim Severity would increase our incurred losses and could negatively impact our results of operations and financial condition.
The length of time that our mortgage insurance policies remain in force could decline further and result in a decrease in our future revenues.
Most of our primary IIF consists of policies for which we expect to receive premiums in the future, typically through Monthly Premium Policies, and as a result, a significant portion of our earned premiums are derived from insurance that was written in prior years, often with premium rates that are greater than those prevailing in the market today. The length of time that this insurance remains in force, which we refer to as the Persistency Rate, is a significant driver of our future revenues, with a lower overall Persistency Rate generally reducing our future revenues.
Prevailing mortgage interest rates compared to the mortgage rates on our IIF affects the incentive for borrowers to refinance and therefore our Persistency Rate, with lower current interest rates making it more attractive for borrowers to refinance. The impact of the COVID-19 pandemic, including the government stimulus efforts in response to the pandemic, has resulted in a historically low interest rate environment leading to elevated levels of refinance activity. The increase in policy cancellations associated with this high level of refinance activity has reduced our Persistency Rate, and in turn, limited the growth of our IIF, which is one of the primary drivers of future premiums that we expect to earn over time. If refinance activity

Glossary
Part I Item 1A. Risk Factors
______________________________________________________________________________________________________
remains elevated, resulting in earlier than anticipated loan prepayments and policy cancellations, it could result in a decrease in our future revenues, particularly from our Recurring Premium Policies.
Other factors affecting the length of time that our insurance remains in force include:
■applicable policies for mortgage insurance cancellation, along with the current value of the homes underlying the mortgages in our IIF;
■the credit policies of certain lenders, which may make it more difficult for homeowners to refinance loans; and
■economic conditions that can affect a borrower’s decision to pay off a mortgage earlier than required, including the strength of the housing market, which impacts a borrower’s prospects for selling their existing home and finding a suitable and affordable new home.
If these or other factors cause a decrease in the length of time that our Recurring Premium Policies, for which we expect to receive premiums in the future, remain in force, our future revenues could be negatively impacted, which could negatively impact our results of operations and financial condition.
Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims.
In our mortgage insurance business, we permit lenders to obtain mortgage insurance for residential mortgage loans originated and underwritten by them using Radian’s pre-established underwriting guidelines. Once we accept a lender into our delegated underwriting program, we generally insure a mortgage loan originated by that lender based on our expectation that the lender has followed our specified underwriting guidelines. Under this program, a lender could commit us to insure a material number of loans with unacceptable risk profiles before we discover the problem and are able to terminate that lender’s delegated underwriting authority or pursue other rights that may be available to us, such as our rights to rescind coverage or deny claims.
Our mortgage insurance business faces intense competition.
The U.S. mortgage insurance industry is highly competitive. Our competitors primarily include other private mortgage insurers and governmental agencies, principally the FHA and VA.
We currently compete with other private mortgage insurers that are eligible to write business for the GSEs primarily on the basis of price, underwriting guidelines, overall service, customer relationships, perceived financial strength (including comparative credit ratings) and reputation. Overall service competition is based on, among other things, effective and timely delivery of products, responsiveness to compliance audits, timeliness of claims payments, customer service, timely and accurate servicing of policies, training, loss mitigation efforts and management and field service expertise. We also believe that our service includes our ability to offer services to customers through our Real Estate business that are relevant to our mortgage insurance customers and complement our mortgage insurance products. For more information about our competitive environment, including pricing competition, see “Item 1. Business—Competition.”
Pricing strategies continue to evolve in the mortgage insurance industry and mortgage insurers generally have migrated to offering various pricing methodologies with differing degrees of risk-based granularity. The shift away from a predominantly rate-card-based pricing model and the increase in “black box” pricing frameworks provides a more dynamic pricing environment that allows for more frequent pricing changes that can be implemented quickly and has contributed to a reduction in pricing transparency. As a result, we may not be aware of rate changes in the industry until we observe that our volume of NIW has changed. Further, among other factors, this shift to risk-based, granular pricing methodologies, together with the development of enhanced digital technologies for delivering and receiving price quotes, has led to an increasing number of customers making their choice of mortgage insurance providers based on the lowest price available for any particular loan, without consideration of other factors. The increased use of algorithms, artificial intelligence and data and analytics in the mortgage insurance industry may also lead to additional regulatory scrutiny related to other matters such as discrimination in pricing and underwriting, data privacy and access to insurance. Finally, industry pricing practices have also recently included an increased use of customized rate plans for certain customers, pursuant to which rates may be awarded to customers for only a limited periods of time, resulting in greater volatility in overall NIW as customers come onto and off of these customized rate cards.
The evolution of pricing changes in the mortgage insurance industry has heightened overall competition and, despite temporary pricing increases implemented throughout the industry in response to the COVID-19 pandemic, has generally resulted in reduced pricing for mortgage insurance throughout the industry, including our pricing. This reduction in our premium rates is expected to decrease the premium yield of our insured portfolio over time as older vintage insured loans with higher premium rates run-off and are replaced with insured loans with lower premium rates. There can be no assurance that pricing competition will not intensify further, which could result in a decrease in our projected returns. Despite our pricing actions, we may experience returns below our targeted returns.
Overall, our approach to pricing is customer-centric and flexible, as we offer a spectrum of risk-based pricing solutions for our customers that are designed to be balanced with our objectives for managing our volume of NIW and the risk/return profile of our insured portfolio. Although we believe we are well-positioned to compete effectively, our pricing strategy may not be successful and we may lose business to other competitors.

Glossary
Part I Item 1A. Risk Factors
______________________________________________________________________________________________________
Certain of our private mortgage insurance competitors are subsidiaries of larger corporations, may have access to greater amounts of capital and financial resources than we do at a lower cost of capital (including off-shore reinsurance vehicles) and currently have better financial strength ratings than we have. As a result, they may be better positioned to compete outside of traditional mortgage insurance, including in the private label securitization market or if the GSEs expand their use of, or pursue alternative forms of, credit enhancement outside of private mortgage insurance in its traditional form. In addition, because of tax advantages associated with being off-shore, which may become more pronounced if tax laws change in the future, certain of our competitors have been able to reinsure to their offshore affiliates and achieve higher after-tax rates of return on the NIW they write compared to mortgage insurers such as Radian Guaranty that do not have access to offshore affiliates, which could allow these off-shore competitors to leverage reduced pricing to gain market share, while continuing to achieve acceptable returns on NIW.
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
Since the financial crisis, the private mortgage insurance industry has improved its share of the insurable, low down-payment market, primarily by recapturing market share from the FHA, which had increased its share dramatically during and immediately following the crisis. Despite this, the FHA continues to maintain a significant market position and could increase its market position. Factors that could cause the FHA to maintain or enhance its competitive position include:
■the Biden Administration’s housing policy, which is focused on increasing access to affordable housing for low and moderate income borrowers and which HUD and the FHFA may seek to implement through decreases in the pricing of FHA insurance or changes in the terms of FHA insurance such as the current life-of-loan coverage requirement;
■the focused efforts of the current, Trump-appointed leadership team at the FHFA to prepare the GSEs to exit conservatorship by restricting the GSEs’ credit profiles and increasing their capital levels, which could have the effect of increasing the FHA’s share of certain high LTV loans currently purchased by the GSEs;
■changes to the legal requirements (e.g., compliance certifications) for conducting business with the FHA, including changes that have been implemented, to reduce the perceived risk that lenders will be subject to liability in connection with loans insured by the FHA;
■changes to the definition of QM that were recently adopted by the CFPB and that result in a broader QM Safe Harbor definition for FHA eligible loans than GSE eligible loans;
■capital requirements imposed on the private mortgage insurance industry;
■the tightening by private mortgage insurers of underwriting guidelines based on credit risk concerns;
■business changes by the GSEs, including underwriting changes, a reduction in loan limits or increases in the loan level price adjustments charged by the GSEs on loans that require mortgage insurance and changes in the amount of guarantee fees for the loans that they acquire (which may result in higher cost to borrowers); and
■the perceived operational ease of using FHA insurance compared to the products of private mortgage insurers.
See “Item 1. Business—Regulation—Federal Regulation—Housing Finance Reform and the GSEs’ Business Practices” for further discussion of factors that could impact the FHA’s competitive position relative to private mortgage insurance, including: (i) the FHFA’s current focus on preparing the GSEs to exit conservatorship; (ii) the likely focus of the Biden Administration and HUD and FHA on increasing mortgage accessibility and affordability for low- and moderate-income borrowers; and (iii) the recent changes to the QM definition that could make execution through the FHA more attractive for certain high-LTV loans.
We have also faced increasing competition from the VA. We believe that the VA’s market share has generally been increasing because the VA offers 100% LTV loans and charges a one-time funding fee that can be included in the loan amount with no additional monthly expense, and because of an increase in the number of borrowers that are eligible for the VA’s program.
In addition, as market conditions change, alternatives to private mortgage insurance may become more prevalent, which could reduce the demand for private mortgage insurance in its traditional form, including:
■structures, such as the IMAGIN and EPMI pilot programs launched in 2018 by Freddie Mac and Fannie Mae;
■lenders and other investors holding mortgages in their portfolio and self-insuring;
■lenders using pass-through vehicles that take on the risk of loss for loans ultimately sold to the GSEs;
■structured risk transfer transactions in the capital markets;

Glossary
Part I Item 1A. Risk Factors
______________________________________________________________________________________________________
■risk sharing, risk transfer or using other risk mitigation techniques in conjunction with reduced levels of private mortgage insurance coverage;
■lenders originating mortgages using “piggyback” structures to avoid private mortgage insurance, such as a first-lien mortgage with an 80% LTV and a second mortgage with a 10%, 15% or 20% LTV; and
■other potential forms of credit enhancement that do not involve private mortgage insurance.
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
Our mortgage insurance business depends on our relationships with our customers. Our customers place insurance with us directly on loans they originate and they also do business with us indirectly through purchases of loans that already have our mortgage insurance coverage. Our relationships with our customers may influence both the amount of business they conduct with us directly and their willingness to continue to approve us as a mortgage insurance provider for loans that they purchase. The loss of business from significant customers could have an adverse effect on the amount of new business we are able to write, and consequently, our franchise value.
If we were to lose a significant customer, it is unlikely that the loss could be completely offset by other customers in the near-term, if at all. Some of our lending customers may decide to write business only with a limited number of mortgage insurers or only with certain mortgage insurers, based on their views with respect to an insurer’s information security and other compliance programs, pricing levels and pricing delivery methods, service levels, underwriting guidelines, loss mitigation practices, financial strength or other factors. Alternatively, certain other lending customers have chosen for risk management purposes to diversify the mortgage insurers with which they do business, which may negatively affect our level of NIW and market share with those customers. Given that many of our customers currently give us a significant portion of their total mortgage insurance business, it is possible that further diversification could have a negative impact on our NIW if we are unable to mitigate the market share loss through new customers or increases in business with other customers. Further, we actively engage with our customers to ensure that we are receiving an appropriate mix of business from such customers at acceptable projected returns, and depending on the circumstances, we could take action with respect to customers (e.g., limiting the type of business we accept from them or instituting pricing changes that impact them) that could result in customers reducing the amount of business they do with us or deciding not to do business with us altogether. Finally, although we seek to develop our product offerings and strategies to be complementary to our customers, we currently offer and may offer in the future, products that could be viewed as competitive to products offered by certain of our customers, which could influence a customer’s decision as to whether to do business with us. Any significant loss in our market share could negatively impact our mortgage insurance franchise, results of operations and financial condition.
The current financial strength ratings assigned to our mortgage insurance subsidiaries could weaken our competitive position and potential downgrades by rating agencies to these ratings and the ratings assigned to Radian Group could adversely affect the Company.
Radian Guaranty has been assigned a rating of Baa1 by Moody’s, a rating of BBB+ by S&P and a rating of A- by Fitch. While Radian Guaranty’s financial strength ratings currently are investment grade, certain of these ratings are below the ratings assigned to certain other private mortgage insurers. We do not believe our ratings have had a material adverse effect on our relationships with existing customers. However, if financial strength ratings become a more prominent consideration for lenders, we may be competitively disadvantaged by customers choosing to do business with private mortgage insurers that have higher financial strength ratings. In addition, while the current PMIERs do not include a specific ratings requirement with respect to eligibility, if this were to change in the future, we may become subject to a ratings requirement in order to retain our eligibility status under the PMIERs. The recently finalized ERCF generally provides more capital credit for transactions with higher rated counterparties, which if translated to the PMIERS in the future, could potentially become a competitive disadvantage for us.
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
We believe that financial strength ratings remain a significant consideration for participants seeking to secure credit enhancement in the non-GSE mortgage market, which includes most non-QM loans. While this market has remained limited since the financial crisis and has further contracted as a result of COVID-19, we view this market as an area of potential long-term future growth, and our ability to successfully participate in this market could depend on our ability to secure higher ratings

Glossary
Part I Item 1A. Risk Factors
______________________________________________________________________________________________________
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
We depend on third-party servicing of the loans that we insure. Dependable servicing is necessary for timely billing and premium payments to us and effective loss mitigation opportunities for delinquent or near-delinquent loans. Servicers are required to comply with a multitude of legal and regulatory requirements, procedures and standards for servicing residential mortgages such as the CFPB’s mortgage servicing rules. While these requirements are intended to ensure a high level of servicing performance, they also impose a high cost of compliance on servicers that may impact their financial condition and their operating effectiveness. The COVID-19 pandemic has placed additional burdens on many servicers. Challenging economic and market conditions or periods of economic stress and high mortgage defaults such as currently exist make it more difficult for servicers to effectively service the loans that we insure. Further, the various servicing-related requirements imposed by the CARES Act, the GSEs, the FHA and other federal and state governmental and regulatory bodies and agencies to address the impact of the COVID-19 pandemic on mortgage borrowers heighten the burdens placed on servicers in the current environment. Servicer performance may be further stressed due to the short timeframe over which these events have occurred, which has resulted in a high volume of COVID-19 related servicing demands, such as administering forbearance requests for borrowers, generally occurring and moving forward on similar timeframes.
Information with respect to the mortgage loans we insure is based in large part on information reported to us by third parties, including the servicers and originators of the mortgage loans, and information presented may be subject to lapses or inaccuracies in reporting from such third parties. In many cases, we may not be aware that information reported to us is incorrect until such time as a claim is made against us under the relevant insurance policy. We do not receive monthly information from servicers for single premium policies, and may not be aware that the mortgage loans insured by such policies have been repaid. We periodically attempt to determine if coverage is still in force on such policies by asking the last servicer of record or through the periodic reconciliation of loan information with certain servicers. It may be possible that our reports continue to reflect, as active, policies on mortgage loans that have been repaid.
In the event a borrower fails to make mortgage payments, including as the result of a forbearance program, servicers often are required to advance such amounts, including principal and interest on the mortgage and amounts to cover taxes and insurance, for a period of time, including with respect to loans purchased by the GSEs. These required “advances” may increase the financial strain on servicers, which could negatively impact their financial condition or otherwise disrupt their operations; although currently, in response to the pandemic, the FHFA and GSEs have implemented a four-month limit on servicer advance obligations for loans in forbearance which has reduced this financial burden. If we experience a disruption in the servicing of mortgage loans covered by our insurance policies or a failure by servicers to appropriately report the status of a loan, including whether the loan is subject to a COVID-19 related forbearance program, this, in turn, could impact the amount of assets Radian Guaranty is required to hold under the PMIERs or ultimately contribute to a rise in claims among those loans, which could have a material adverse effect on our business, financial condition and operating results.
Under the terms of our 2014 Master Policy and 2020 Master Policy, mortgage insurance premiums are not required to be paid following an event of default. However, if a defaulted loan then cures, all mortgage insurance premiums must be brought current for our insurance coverage to continue, including all premiums that were not paid during the period following the event of default and through the date of cure. Because premiums must be brought current upon a cure, mortgage servicers typically continue to pay mortgage insurance premiums while loans remain in default, understanding that Radian Guaranty will refund these premiums if the loans fail to cure and ultimately go to claim. As part of the National Emergency Guidelines, the GSEs temporarily amended the PMIERs to require that mortgage insurers notify the GSEs before coverage is canceled in specific circumstances, and to give the GSEs the opportunity to pay the premium on behalf of the servicer to keep coverage in force. If we fail to receive mortgage insurance premiums following mortgage defaults, Radian Guaranty’s cash flow could be materially reduced, potentially requiring Radian Guaranty to liquidate investments at a loss to pay future claims or otherwise requiring us to alter our investment strategy.
We face risks associated with our contract underwriting business.
We provide third-party contract underwriting services for our mortgage insurance customers. Generally, we offer limited indemnification to our contract underwriting customers. In addition to indemnification, we typically have limited loss mitigation

Glossary
Part I Item 1A. Risk Factors
______________________________________________________________________________________________________
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
The amount of new mortgage insurance business we write and real estate transactions we support depends, among other things, on a steady flow of low down payment mortgages that benefit from our mortgage insurance and the volume of real estate transactions that require our services or products. The volume of mortgage originations is impacted by a number of factors, including:
■restrictions on mortgage credit due to changes in lender underwriting standards, capital requirements affecting lenders, regulatory requirements such as the QM designation for mortgage loans (as further discussed below), and the health of the private securitization market;
■mortgage interest rates;
■the health of the domestic economy generally, as well as specific conditions in regional and local economies;
■housing supply and affordability;
■tax laws and policies and their impact on, among other things, deductions for mortgage insurance premiums, mortgage interest payments and real estate taxes;
■demographic trends, including the rate of household formation;
■the rate of home price appreciation;
■government housing policy encouraging loans to first-time homebuyers; and
■the practices of the GSEs, including the extent to which the guaranty fees, loan level price adjustments, credit underwriting guidelines and other business terms provided by the GSEs affect the cost of mortgages and lenders’ willingness to extend credit for low down payment mortgages.
Under the Dodd-Frank Act, mortgage lenders must make a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan (the “Ability to Repay Rule”). The Dodd-Frank Act provides that a creditor may presume that a borrower will be able to repay a loan if the loan has certain low-risk characteristics that meet the definition of a qualified mortgage (“QM Rule”). This QM presumption is generally rebuttable, however, loans that are deemed to have the lowest risk profiles are granted a safe harbor from liability (“QM Safe Harbor”) related to the borrower’s ability to repay the loan.
In implementing the QM Rule, the CFPB established rigorous underwriting and product feature requirements for the loans to be deemed qualified mortgages (“Current QM Definition”), including that the borrower does not exceed a 43% debt-to-income ratio after giving effect to the loan. As part of the Current QM Definition, the CFPB also created a special exemption for the GSEs, which is generally referred to as the “QM Patch,” that allows any loan that meets the GSE underwriting and product feature requirements to be deemed to be a qualified mortgage, or QM, regardless of whether the loan exceeds the 43% debt-to-income ratio. The QM Patch expires on July 1, 2021.
In December 2020, the CFPB issued a new QM definition (“New QM Definition”) that replaces the underwriting focused approach of the Current QM Definition, including the 43% debt-to-income ratio limitation, with a new pricing-based approach to QM. Under the New QM Definition, certain underwriting considerations are retained, but QM status generally is achieved if the loan is priced at no greater than 2.25% above the Average Prime Offer Rate (“APOR”). Loans priced at or less than 1.5% above APOR are subject to the QM Safe Harbor, while all other QM loans would receive the general rebuttable presumption that the loans met the ability to repay standard. The New QM Definition is intended to replace the current QM Patch, which if implemented, is expected to effectively reduce the number of loans that would be designated QM compared to those receiving QM designation under the QM Patch, although not materially. The New QM Definition is effective March 1, 2021 and has a mandatory compliance deadline of July 1, 2021, at which time it is intended to replace the QM Patch. However, on February 23, 2021, the CFPB announced that it expects to issue a proposed rule to delay the July 1, 2021 mandatory compliance deadline for the New QM Definition and that if this proposed rule is finalized, then: (1) the QM Patch would remain in place until the earlier of the delayed mandatory compliance date or the date that the GSEs exit conservatorship; and (2) between the March 1, 2021 effective date of the New QM Definition and the delayed mandatory compliance date, market participants could satisfy the QM Rule under either the Current QM Definition or the New QM Definition. In December 2020, the CFPB also created a new QM category (“Seasoned QM”) for first-lien, fixed-rate loans that meet certain performance requirements over a 36-month seasoning period and are held in the lender’s portfolio until the end of the seasoning period. As part of its February 23, 2021 announcement, the CFPB stated that it was evaluating whether to initiate a new rule to reconsider the Seasoned QM definition.
The Dodd-Frank Act also granted the FHA, VA and the USDA flexibility to establish their own definitions of qualified mortgages for their insurance guaranty programs. Both the FHA and VA have created their own definition of qualified mortgages that differ from both the CFPB’s Current QM Definition and New QM Definition. For example, the FHA’s QM Safe Harbor

Glossary
Part I Item 1A. Risk Factors
______________________________________________________________________________________________________
definition currently applies to loans priced at or less than APOR plus the sum of 115 basis points and the FHA’s annual mortgage insurance premium rate, which is effectively broader than the QM Safe Harbor adopted under the New QM Definition. These alternate definitions of qualified mortgages are more favorable to lenders and mortgage holders than the CFPB’s Current QM Definition and New QM Definition that apply to loans purchased by the GSEs, which could drive business to these agencies and have a negative impact on our mortgage insurance business.
To date, the housing and real estate markets have been able to withstand the impacts of the COVID-19 pandemic, with markets generally supported by low interest rates, favorable demographics supporting growth in the population of first-time homebuyers and a relatively constrained supply of homes available for sale. However, the ongoing economic impact of the pandemic remains uncertain and unfavorable developments with respect to unemployment, consumer confidence and underwriting standards, as well as the implementation of public and private sector initiatives to reduce the transmission of COVID-19, such as the continued imposition of restrictions on business activities, could affect the number of new mortgages available for us to insure and real estate transactions available for our services.
If the overall volume of new mortgage originations declines, we would likely be subject to increased competition and we could experience a reduced opportunity to write new insurance business and provide our real estate services, which could negatively affect our business prospects, results of operations and financial condition.
We face risks associated with our Real Estate business.
Our Real Estate business exposes us to certain risks that may negatively affect our results of operations and financial condition, including, among others, the following:
■Our Real Estate business is driven primarily by digital products and services, including software as a service solutions and proprietary technology platforms that depend on our ability to develop, launch and implement new and innovative technologies and digital solutions and expose us to additional risks and uncertainties that include, without limitation, challenges associated with new and rapidly evolving technologies and business environments, customer acceptance of our digital product and service offerings, the costs associated with the development and launch of these technologies and products, our failure to successfully integrate new technologies into our existing systems and the risk that our digital product and services offerings fail to operate as expected or planned or that expose us to additional cybersecurity or third party risks;
■Our Real Estate revenue is dependent on a limited number of large customers that represent a significant proportion of our Real Estate total revenues. The loss or reduction of business from one or more of these significant customers could adversely affect our revenues and results of operations. In addition, Radian Guaranty does business with many of these significant customers. In the event of a dispute between a significant customer and either of our business segments, the overall customer relationship for Radian could be negatively impacted;
■Due to the transactional nature of our business, our Real Estate segment revenues are subject to fluctuation from period to period and are difficult to predict;
■The services we offer through our Real Estate business are influenced by the level of overall activity in the mortgage, real estate and mortgage finance markets generally. If real estate transaction volumes decline, we could experience less demand for our real estate and title services;
■Red Bell is a licensed real estate brokerage and provides real estate brokerage services in all 50 states and the District of Columbia. As a licensed real estate brokerage, Red Bell receives residential real estate information from various multiple listing services (“MLS”). Red Bell receives this information, which it uses in its business to broker real estate transactions and provide valuation products and services, pursuant to the terms of agreements with the MLS providers. If these agreements were to terminate or Red Bell otherwise were to lose access to this information, it could negatively impact Red Bell’s ability to conduct its business and our future real estate strategies; and
■By their nature, title claims are often complex, vary greatly in dollar amounts and are affected by economic and market conditions and the legal environment existing at the time of settlement of the claims. Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid, significantly varying dollar amounts of individual claims and other factors. From time to time, we could experience large losses or an overall worsening of our loss payment experience in regard to the frequency or severity of claims that require us to record additional charges to our claims loss reserve. These loss events are unpredictable and could adversely affect the financial performance of our Real Estate business.
Risks Related to the Economic Environment
The credit performance of our mortgage insurance portfolio is impacted by macroeconomic conditions and specific events that affect the ability of borrowers to pay their mortgages.
As a seller of mortgage credit protection, our results are subject to macroeconomic conditions and specific events that impact the housing finance and real estate markets, including events that impact mortgage originations and the credit performance of our mortgage insurance portfolio. Many of these conditions are beyond our control, including housing prices, unemployment levels, interest rate changes, the availability of credit and other factors that may be derived from national and

Glossary
Part I Item 1A. Risk Factors
______________________________________________________________________________________________________
regional economic conditions. The COVID-19 pandemic has created periods of significant economic disruption, high unemployment, volatility and disruption in financial markets, and required adjustments in the housing finance system and real estate markets. In general, challenging economic conditions such as we are currently experiencing increase the likelihood that borrowers will be unable to satisfy their mortgage obligations. A deteriorating economy can adversely affect housing values, which in turn can influence the willingness of borrowers to continue to make mortgage payments despite having the financial resources to do so.
Mortgage defaults can occur due to a variety of specific events affecting borrowers, including death or illness, divorce or other family problems, unemployment, among other events. In addition, factors impacting regional economic conditions, acts of terrorism, war or other severe conflicts, event-specific economic depressions, severe weather events and natural disasters which may be exacerbated in severity or frequency due to climate change and other catastrophic events such as the COVID-19 pandemic could result in increased defaults due to the impact of such events on the ability of borrowers to satisfy their mortgage obligations and the value of affected homes. Further, as discussed above under “—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity,” mortgage forbearance programs available as a result of COVID-19 may continue to result in an elevated level of new defaults. Due to these factors, among others, we expect the COVID-19 pandemic may continue to have a negative impact on the credit performance of our mortgage insurance portfolio, including potential further increases in defaults and losses. The pandemic’s effect on the number of new defaults and level of losses will depend, among other factors, on the pandemic’s scope, severity and duration, its resulting impact on the economy including unemployment and housing prices, and the ability of current and any future government programs to provide economic and individual relief, all of which will likely have an impact on borrowers’ ability to remain current on their mortgage payments, and if they have entered into forbearance or other relief programs, to resume making payments upon the expiration of the forbearance period.
Unfavorable macroeconomic developments, including the current ongoing economic uncertainty related to the COVID-19 pandemic and the other factors cited above, may continue to have a material negative impact on our results of operations and financial condition.
Our success depends, in part, on our ability to manage risks in our investment portfolio.
Our investment portfolio is an important source of revenue and is our primary source of claims paying resources. Although our investment portfolio consists primarily of highly-rated fixed income investments, our investment strategy is affected by general economic conditions, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and credit spreads and, consequently, the value of our fixed income securities, and as such, we may not achieve our investment objectives. Volatility or lack of liquidity in the markets in which we invest has at times reduced the market value of some of our investments, including most recently as a result of the disruption in the financial markets due to the COVID-19 pandemic. In addition, when the credit environment experiences deterioration, such as occurred at the onset of the COVID-19 pandemic, the risk of impairments of our investments could increase. LIBOR, U.S. Treasury yields and credit spreads have declined, which could further lower investment yields. If the financial markets experience additional disruption and volatility, it could have a material adverse effect on our liquidity, financial condition and results of operations.
Interest rates and investment yields on our investments continue to be low compared to historical averages, which has reduced the investment yield on our investment portfolio. For the significant portion of our investment portfolio held by our insurance subsidiaries, to receive favorable treatment under insurance regulatory requirements and full credit as Available Assets under the PMIERs, we generally are limited to investing in investment grade fixed income investments that are unlikely to increase our overall investment yields. Because we depend on our investments as a source of revenue, a prolonged period of lower than expected investment yields would have an adverse impact on our revenues and could adversely affect our results of operations. Further, future updates to the Model Act or PMIERs could restrict our investment choices, which could negatively impact our investment strategy.
In addition, we structure our investment portfolio to satisfy our expected liabilities, including claim payments in our mortgage insurance business. If we underestimate our future claim payments or other liabilities or improperly structure our investments to meet these liabilities, we could have unexpected losses resulting from the forced liquidation of investments before their maturity, which could adversely affect our results of operations.
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

Glossary
Part I Item 1A. Risk Factors
______________________________________________________________________________________________________
Uncertainty relating to the potential discontinuance of LIBOR after 2021 may adversely affect us.
In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that after 2021, it would no longer compel banks to submit rate quotations required to calculate LIBOR. As a result, it is uncertain whether LIBOR will continue to be quoted after 2021. Efforts are underway to identify and transition to a set of alternative reference rates. The set of alternative rates includes the Secured Overnight Financing Rate (“SOFR”), which the Federal Reserve Bank of New York began publishing in 2018. In addition, central banks in several other jurisdictions have also announced plans for alternative reference rates for other currencies. There is considerable uncertainty as to how the financial services industry will address the discontinuance of LIBOR in financial instruments that are indexed to LIBOR. Financial instruments indexed to LIBOR could experience disparate outcomes based on their contractual terms, ability to amend those terms, market or product type, legal or regulatory jurisdiction, and other factors. Alternative reference rates that replace LIBOR may not yield the same or similar economic results over the lives of the financial instruments, which could adversely affect the value of and return on these instruments.
Any changes to or discontinuation of LIBOR may have an adverse effect on the premium rates we are required to pay in connection with our existing insurance-linked notes transactions, which are tied to LIBOR, or other assets or liabilities whose value is tied to LIBOR or to a LIBOR alternative, including floating rate bonds that we hold in our investment portfolio and borrowings under our credit facility which currently uses LIBOR as a benchmark for establishing the interest rate. Furthermore, changes to or the discontinuation of LIBOR may impact our investment portfolio and our cost of debt, as well as other aspects of our business, such as our insurance products, the pricing we charge and the models we use to support our business decisions. It is possible that the discontinuance or replacement of LIBOR, including the implementation of alternative benchmark rates to LIBOR, could have an adverse effect on our business, results of operations or financial condition.
Risks Related to Liquidity and Financing
Radian Group’s sources of liquidity may be insufficient to fund its obligations.
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. As of December 31, 2020, Radian Group had available, either directly or through unregulated subsidiaries, unrestricted cash and liquid investments of $1.1 billion. This amount excludes certain additional cash and liquid investments that have been advanced to Radian Group from our subsidiaries for corporate expenses and interest payments. Total liquidity, which includes our undrawn $267.5 million unsecured revolving credit facility was $1.4 billion as of December 31, 2020. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Analysis—Holding Company” for more information on our liquidity demands, including as impacted by the COVID-19 pandemic.
As a result of the COVID-19 pandemic, we may experience an elevated level of new defaults in future periods. The number, timing and duration of new defaults and, in turn, the number of defaults that ultimately result in claims will depend, among other factors, on the scope, severity and duration of the pandemic, the resulting impact on the economy, including unemployment and housing prices, and the impact of government programs to provide economic and individual relief. If existing and future new defaults materially reduce Radian Guaranty’s PMIERs Cushion, we may be required or otherwise choose to contribute capital to Radian Guaranty. The amount that Radian Group could be required to contribute to Radian Guaranty could be significant and, under extreme economic scenarios, exhaust Radian Group’s available liquidity. See “—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” above for additional information.
In addition to available cash and marketable securities, Radian Group’s most significant near-term sources of cash to fund future liquidity needs include: (i) payments made to Radian Group by its subsidiaries under expense- and tax-sharing arrangements and; (ii) net investment income earned on its cash and marketable securities. Radian Group’s expense-sharing arrangements with its principal operating subsidiaries require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding senior notes. The expense-sharing arrangements between Radian Group and our mortgage insurance subsidiaries, as amended, have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.
In light of Radian Guaranty’s negative unassigned surplus related to operating losses in prior periods, the ongoing need to set aside contingency reserves, and the current ongoing economic uncertainty related to the COVID-19 pandemic, which could increase losses in future periods, we do not anticipate that Radian Guaranty will be permitted under applicable insurance laws to pay ordinary dividends to Radian Group for the foreseeable future. See Note 16 of Notes to Consolidated Financial Statements for additional information on contingency reserve requirements. In addition, pursuant to the National Emergency Guidelines, through June 30, 2021, the consent of the GSEs is required for Radian Guaranty to: (i) pay dividends or make payments of principal or increase payments of interest beyond those commitments made prior to June 30, 2020 associated with the Surplus Notes; (ii) make any other payments, unless related to expenses incurred in the normal course of business or to commitments made prior to June 30, 2020; (iii) pledge or transfer asset(s) to any affiliate or investor; or (iv) enter into any new arrangements or alter any existing arrangements under tax sharing and intercompany expense-sharing agreements other than renewals and extensions of agreements in effect prior to June 30, 2020. These restrictions could prohibit or delay Radian Guaranty from taking certain actions that would be advantageous to it or to Radian Group.

Glossary
Part I Item 1A. Risk Factors
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
Radian Group is a party to a $267.5 million unsecured revolving credit facility with a syndicate of bank lenders. As of December 31, 2020, no borrowings were outstanding under the credit facility.
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
Our credit facility terminates on January 18, 2022 and we may be unable to renew or replace this facility on acceptable terms. If we are unable to obtain new financing or funding when needed, or if there were to be an event of default under our credit facility or senior notes for any reason, our cash flows, financial results or financial condition could be materially and adversely affected.
Risks Related to Information Technology and Cybersecurity
Our information technology systems may fail or become outmoded, be temporarily interrupted or otherwise cause us to be unable to meet our customers’ demands.
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

Glossary
Part I Item 1A. Risk Factors
______________________________________________________________________________________________________
We could incur significant liability or reputational harm if the security of our information technology systems is breached, including as result of a cyberattack, or we otherwise fail to protect confidential information, including non-public personal information that we maintain.
We rely on information technology systems to process, transmit, store and protect the electronic information, financial data and proprietary models that are critical to our business. Furthermore, a significant portion of the communications between us and our employees, customers, business partners and service providers depends on information technology and electronic information exchange.
Our reliance on information technology has been further accelerated by the widespread transition to work-from-home measures following the outbreak of COVID-19. In response to the COVID-19 pandemic, in order to protect our employees and in response to governmental and other third-party measures restricting interpersonal contact, travel and business operations, we activated our business continuity program by transitioning to a work-from-home virtual workforce model. Remote working arrangements may increase the risk of cyber-security attacks or data security incidents.
Our information technology systems may be vulnerable to physical or electronic intrusions, computer viruses or other attacks, including cyberattacks. In recent years, cyberattacks such as distributed denial of service attacks, computer viruses, hacking, malware, ransomware, phishing or other forms of social engineering and insider threats designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or to cause other damage have grown in volume and level of sophistication. The risks of cyberattacks and information security breaches continue to increase in businesses such as ours due to, among other things, the proliferation of new technologies and the use of digital channels to conduct our business, including connectivity with customer devices that are beyond our security control systems and the use of portable computers or mobile devices which can be stolen, lost or damaged.
As part of our business, we, and certain of our subsidiaries and affiliates, maintain large amounts of confidential information, including non-public personal information on borrowers, consumers and our employees. If the security of our information technology is breached, including as a result of a cyberattack, it could result in the loss or misuse of this information, which could, in turn, result in potential regulatory actions or litigation, including material claims for damages, as well as interruption to our operations and damage to our customer relationships and reputation. While we have information security policies, controls and systems in place in order to attempt to prevent, detect and respond to unauthorized use or disclosure of confidential information, including non-public personal information, there can be no assurance that such use or disclosure will not occur. Any cybersecurity event or other compromise of the security of our information technology systems, or unauthorized use or disclosure of confidential information, could subject us to liability, regulatory scrutiny and action, damage our reputation and negatively affect our ability to attract and maintain customers, and could have a material adverse effect on our business prospects, financial condition and results of operations.
Risks Related to Us and Our Subsidiaries Generally
We may not continue to pay dividends at the same rate we are currently paying them, or at all, and any decrease in or suspension of payment of a dividend could cause our stock price to decline.
Effective February 13, 2020, Radian Group’s board of directors authorized an increase to the Company’s quarterly cash dividend to $0.125 per share effective for the quarterly dividend payable in March 2020. The payment of future cash dividends is subject to the determination each quarter by our board of directors that the dividend remains in the best interests of the Company and our stockholders, which determination will be based on a number of factors, including, among others, economic conditions, our earnings, financial condition, actual and forecasted cash flows, capital resources, capital requirements and alternative uses of capital, including potential investments to support our business strategy and possible acquisitions or investments in new businesses. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.
We are subject to litigation and regulatory proceedings.
We operate in highly regulated industries that are subject to a heightened risk of litigation and regulatory proceedings. We often are a party to material litigation and also are subject to legal and regulatory claims, assertions, actions, reviews, audits, inquiries and investigations. Additional lawsuits, legal and regulatory proceedings and inquiries and other matters may arise in the future. The outcome of existing and future legal and regulatory proceedings and inquiries and other matters could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief which could require significant expenditures or have a material adverse effect on our business prospects, results of operations and financial condition. See “Item 3. Legal Proceedings” and Note 13 of Notes to Consolidated Financial Statements.
We rely on our management team and our business could be harmed if we are unable to retain qualified personnel or successfully develop and/or recruit their replacements.
Our success depends, in part, on the skills, working relationships and continued services of our management team and other key personnel, any of whom could terminate his or her relationship with us at any time. The unexpected departure of key personnel could adversely affect the conduct of our business. In such event, we would be required to obtain other personnel to manage and operate our business. In addition, we will be required to replace the knowledge and expertise of our workforce as

Glossary
Part I Item 1A. Risk Factors
______________________________________________________________________________________________________
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
In support of our growth and diversification strategy, we may make strategic investments, acquisitions or pursue other strategic initiatives that expose us to additional risks and uncertainties that include, without limitation:
■the use of capital and potential diversion of other resources, such as the diversion of management’s attention from our core businesses and potential disruption of those businesses;
■the assumption of liabilities in connection with any strategic investment, including any acquired business;
■our ability to comply with additional regulatory requirements associated with new products, services, lines of business, or other business or strategic initiatives;
■our ability to successfully integrate or develop the operations of any new business initiative or acquisition;
■the possibility that any new business initiatives may be disruptive to, or competitive with, our existing customers;
■the possibility that we may fail to realize the anticipated benefits of an acquisition or other strategic investment or initiative, including expected synergies, cost savings, or sales or growth opportunities, within the anticipated timeframe or at all; and
■the possibility that we may fail to achieve forecasted results for a strategic investment, acquisition or other initiative that could result in lower or negative earnings contribution and/or impairment charges associated with intangible assets acquired.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
In addition to leases of other properties and facilities to support our business operations, the Company currently leases approximately 174,000 square feet of office and storage space at our corporate headquarters, located at 1500 Market Street, West Tower, in Philadelphia, Pennsylvania. This property is used by both our reportable segments and our corporate functions.
We believe our existing properties are suitable and adequate for their intended use. Despite nearly all of our employees currently working remotely during the COVID-19 pandemic, the longer-term strategy is for our current sites and offices to be re-occupied with more flexible work arrangements for our employees once it is safe for our employees to return to the office.
Item 3. Legal Proceedings
We are routinely involved in a number of legal actions and proceedings, including reviews, audits and inquiries by various regulatory entities, as well as litigation and other disputes arising in the ordinary course of our business. See Note 13 of Notes to Consolidated Financial Statements for additional information regarding legal and regulatory matters and proceedings.
The legal and regulatory matters and proceedings discussed in this report could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. Management believes, based on current knowledge and after consultation with counsel, that the outcome of such actions will not have a material adverse effect on our consolidated financial condition. The outcome of litigation and other legal and regulatory matters and proceedings is inherently uncertain, and it is possible that one or more of the matters currently pending or threatened could have an adverse effect on our liquidity, financial condition or results of operations for any particular period.
Item 4. Mine Safety Disclosures
Not applicable.

Glossary

______________________________________________________________________________________________________
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RDN.” At February 24, 2021, there were 191,688,864 shares of our common stock outstanding and 56 holders of record.
In 2020 and 2019, we declared quarterly cash dividends on our common stock equal to $0.125 and $0.0025 per share, respectively. We presently expect to continue to declare a regular quarterly dividend on our common stock. For information on Radian Group’s ability to pay dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Reference is made to the information in Item 12 of this report under the caption “Equity Compensation Plans,” which is incorporated herein by reference.
Issuance of Unregistered Securities
During the last three years, no equity securities of the Company were sold that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended December 31, 2020.

($ in thousands, except per-share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
Share repurchase program
Period:
10/1/2020 to 10/31/2020	—	$—	—	$198,860
11/1/2020 to 11/30/2020	—	—	—	198,860
12/1/2020 to 12/31/2020	18,596	19.91	—	198,860
Total	18,596		—
(1)Includes 18,596 shares tendered by employees as payment of taxes withheld on the vesting of certain restricted stock awards granted under the Company’s equity compensation plans.
(2)On August 14, 2019, Radian Group’s board of directors approved a share repurchase program authorizing the Company to spend up to $200 million to repurchase Radian Group common stock. On February 13, 2020, Radian Group’s board of directors authorized a $275 million increase in this program, bringing the total authorization to repurchase shares up to $475 million, excluding commissions. Effective March 19, 2020, the Company temporarily suspended purchases under its share repurchase program in response to uncertainty resulting from the COVID-19 pandemic and canceled its then current 10b5-1 plan. The Company purchased no shares during the three months ended December 31, 2020, under this share repurchase program, which expires on August 31, 2021. As of February 24, 2021, purchase authority of up to $198.9 million remained available under this program. See Note 14 of Notes to Consolidated Financial Statements for additional information.

Glossary
Part II Item 6. Selected Financial Data
______________________________________________________________________________________________________
Item 6. Selected Financial Data
The information in the following tables should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 8 and the information included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(In millions, except per-share amounts)	2020	2019	2018	2017	2016
Consolidated Statements of Operations
Net premiums earned	$1,115.3	$1,145.3	$1,014.0	$932.8	$921.8
Services revenue	105.4	154.6	145.0	155.1	168.9
Net investment income	154.0	171.8	152.5	127.2	113.5
Net gains (losses) on investments and other financial instruments	60.3	51.7	(42.5)	3.6	30.8
Total revenues	1,438.6	1,527.0	1,273.0	1,221.6	1,238.5
Provision for losses	485.1	132.0	104.6	135.2	202.8
Cost of services	86.1	108.3	98.1	104.6	114.2
Other operating expenses	280.7	306.1	280.8	267.3	244.9
Interest expense	71.2	56.3	61.5	62.8	81.1
Loss on extinguishment of debt	—	22.7	—	51.5	75.1
Impairment of goodwill	—	4.8	—	184.4	—
Amortization and impairment of acquired intangible assets	5.1	22.3	12.4	27.7	13.2
Pretax income from continuing operations	479.4	849.0	684.2	346.7	483.7
Income tax provision	85.8	176.7	78.2	225.6	175.4
Net income	393.6	672.3	606.0	121.1	308.3
Diluted net income per share (1)	$2.00	$3.20	$2.77	$0.55	$1.37
Cash dividends declared per share	$0.50	$0.01	$0.01	$0.01	$0.01
Weighted average shares outstanding—diluted (1)	196.6	210.3	218.6	220.4	229.3
(1)Diluted net income per share and average share information calculated in accordance with the accounting standard regarding earnings per share. See Note 3 of Notes to Consolidated Financial Statements.

(In millions, except per-share amounts)	2020	2019	2018	2017	2016
Consolidated Balance Sheets
Total investments	$6,788.4	$5,658.7	$5,153.0	$4,643.9	$4,462.4
Total assets	7,948.0	6,808.3	6,314.7	5,900.9	5,863.2
Unearned premiums	448.8	626.8	739.4	723.9	681.2
Reserve for losses and LAE	848.4	404.8	401.4	507.6	760.3
Senior notes (1)	1,405.7	887.1	1,030.3	1,027.1	1,069.5
Stockholders’ equity	4,284.4	4,048.7	3,488.7	3,000.0	2,872.3
Book value per share	$22.36	$20.13	$16.34	$13.90	$13.39
(1)Includes senior notes and convertible senior notes.

	2020		2019		2018		2017		2016
Selected Ratios—Mortgage
Loss ratio (1)	44.2%		11.6%		10.4%		14.6%		22.2%
Expense ratio—net premiums earned basis (1)	21.2%		22.1%		23.9%		24.7%		22.7%
Risk-to-capital—Radian Guaranty only	12.7	:1	13.6	:1	13.9	:1	12.8	:1	13.5	:1
(1)Calculated using amounts determined under GAAP, using provision for losses to calculate the loss ratio, and policy acquisition costs and other operating expenses of our Mortgage segment to calculate the expense ratio, each as percentages of net premiums earned.

Glossary
Part II Item 6. Selected Financial Data
______________________________________________________________________________________________________

(In millions, except ratios)	2020	2019	2018	2017	2016
Other Data—Mortgage
NIW	$105,024	$71,327	$56,547	$53,905	$50,530
Direct primary IIF	246,144	240,558	221,443	200,724	183,450
Direct primary RIF	60,656	60,921	56,728	51,288	46,741
Persistency Rate (12 months ended) (1)	61.2%	78.2%	83.1%	81.1%	76.7%
Persistency Rate (quarterly, annualized) (1)	60.4%	75.0%	85.5%	79.4%	76.8%
(1)Persistency Rate (12 months ended) and Persistency Rate (quarterly, annualized) are based on loan level detail for the 12 months and for the fourth quarter, respectively, of each year shown. The Persistency Rate on a quarterly, annualized basis may be impacted by seasonality or other factors, and may not be indicative of full-year trends. In Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, see “Key Factors Affecting Our Results—Mortgage—IIF and Related Drivers” and “Mortgage Insurance Portfolio—Insurance and Risk in Force” for additional information about the Persistency Rate.

Glossary

______________________________________________________________________________________________________
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K. Certain terms and acronyms used throughout this report are defined in the Glossary of Abbreviations and Acronyms included as part of this report. Some of the information in this discussion and analysis or included elsewhere in this report, including information with respect to our projections, plans and strategy for our business, are forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Cautionary Note Regarding Forward-Looking Statements—Safe Harbor Provisions” and in the Risk Factors detailed in Item 1A of this Annual Report on Form 10-K.

Overview
We are a diversified mortgage and real estate services business with two business segments—Mortgage and Real Estate. Our Mortgage segment provides credit-related insurance coverage, principally through private mortgage insurance on residential first-lien mortgage loans, as well as other credit risk management and contract underwriting solutions, to mortgage lending institutions and mortgage credit investors. Our Real Estate segment is primarily a fee-for-service business that offers a broad array of products and services to market participants across the mortgage and real estate value chain.
Operating Environment
As a seller of mortgage credit protection and other mortgage and credit risk management solutions, our Mortgage business results are subject to macroeconomic conditions and other events that impact the housing, real estate and housing finance markets, and the credit performance of our underlying insured assets as well as our future business opportunities. These include the current global pandemic as well as seasonal fluctuations that specifically affect the mortgage origination environment. The macroeconomic conditions, seasonality and other events that impact the housing, mortgage finance and related real estate markets also affect the demand for our products and services offered through our Real Estate segment.
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
Beginning in March 2020, the unprecedented and continually evolving social and economic impacts associated with the COVID-19 pandemic on the U.S. and global economies generally, and in particular on the U.S. housing, real estate and housing finance markets, had a negative effect on our business and our financial results for the second quarter of 2020, and to a lesser extent the second half of 2020, and could continue to adversely impact our business and results of operations in future periods. Despite the effects of the COVID-19 pandemic, we wrote record levels of NIW in 2020 and believe that the long-term housing

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
market fundamentals and outlook remain positive, including low interest rates, demographics supporting growth in the population of first-time homebuyers and a relatively constrained supply of homes available for sale. However, the economic impact of the pandemic as well as public and private sector initiatives to reduce the transmission of COVID-19, such as social distancing and the imposition of restrictions on business activities, have affected and we expect will continue in the near term to affect, among other things: (i) the number of defaults that, over time, will result in claims that we must pay; (ii) the number of mortgages we have insured that will default; and (iii) the number of real estate transactions available for our services. See “—COVID-19 Impacts” below for further discussion of the impacts on our business associated with the COVID-19 pandemic, including the effects of low interest rates on our mortgage insurance and investment portfolios. Further, beginning in March 2020, the market volatility stemming from the COVID-19 pandemic caused a temporary disruption in the market for reinsurance, including new mortgage insurance-linked notes transactions. While Radian Guaranty and other private mortgage insurers completed new insurance-linked notes transactions during the second half of 2020, those transactions were on less favorable terms than similar reinsurance transactions executed prior to the pandemic.
Our Real Estate business, comprising real estate and title services, is largely a transactional business that depends on the level of customer activity and may be sensitive to changes in macro-level home sales, mortgage volumes, interest rates, mortgage default rates and GSE guidelines. In addition, demand for our title services may be impacted by general marketplace competition in the real estate title industry, coupled with housing market conditions such as new home sales, the sizes of the real estate purchase and refinance markets and interest rate fluctuations. See “Item 1. Business—Real Estate—Real Estate Business Overview” and Notes 1 and 4 of Notes to Consolidated Financial Statements for additional information regarding the Real Estate segment.
In order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. The GSEs have significant discretion under the PMIERs and may amend the PMIERs at any time. For further discussion of the PMIERs eligibility and other requirements, including the impact of the COVID-19 pandemic on our PMIERs Minimum Required Assets and the COVID-19 Amendment to the PMIERs, see “Item 1. Business—Regulation—GSE Requirements,” “Liquidity and Capital Resources—Mortgage” and Note 16 of Notes to Consolidated Financial Statements.
COVID-19 Impacts
The COVID-19 pandemic has created periods of significant economic disruption, high unemployment, volatility and disruption in financial markets, and required adjustments in the housing finance system and real estate markets. In addition, the pandemic has resulted in travel restrictions, temporary business shutdowns, and stay-at-home, quarantine, and similar orders, and even as some businesses have been reopened, numerous operating limitations such as social distancing and extensive health and safety measures have limited operations, all of which contributed to the rapid and significant rise in unemployment. Although unemployment declined in the second half of 2020, it remains elevated compared to pre-pandemic levels, and may remain elevated or may rise if the current economic disruption is prolonged.
As a result of the COVID-19 pandemic and its impact on the economy, including the significant increase in unemployment, we have experienced a material increase in new defaults, substantially all related to defaults of loans subject to forbearance programs implemented in response to the COVID-19 pandemic. The increase in the number of new mortgage defaults resulting from the COVID-19 pandemic had a negative effect on our results of operations for the second quarter of 2020, and to a lesser extent the second half of 2020. This negative impact could continue in future quarters, primarily due to the need to increase our reserve for losses related to the volume of new defaults. See Note 2 of Notes to Consolidated Financial Statements for discussion of the reserving methodology for the mortgage insurance industry.
As a result of this material increase in new defaults, our primary default rate increased from 2.0% at December 31, 2019 to 5.2% at December 31, 2020, which is down from a peak of 6.5% at June 30, 2020. Favorable trends in the number of new defaults and Cures were the primary drivers of the decline in our default inventory and default rate in the second half of 2020, compared to June 30, 2020. As a result of these favorable trends in new defaults and Cures and assuming continued economic recovery, we currently expect our primary default rate to remain below 6%. However, the number, timing and duration of new defaults and, in turn, the number of defaults that ultimately result in claims will depend on a variety of factors, including the scope, severity and duration of the COVID-19 pandemic, the resulting impact on the economy, including with respect to unemployment and housing prices, and the effectiveness of forbearance and other government efforts such as financial stimulus programs, to provide economic and individual relief to assist homeowners. Consequently, the number and rate of total defaults is difficult to predict and will depend on the foregoing and other factors, including the number and timing of Cures and claims paid and the net impact on IIF from our Persistency Rate and future NIW. See “Item 1A. Risk Factors” for additional discussion of these factors and other risks and uncertainties.
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
Minimum Required Asset factor by 70% is now applied nationwide to all COVID-19 Defaulted Loans for no longer than three calendar months beginning with the month the loan becomes non-performing (i.e., missed two monthly payments), or if greater, the period of time that the loan is subject to a forbearance plan, repayment plan or loan modification trial period granted in response to a financial hardship related to COVID-19. The current broad-based application of the Disaster Related Capital Charge has significantly reduced the total amount of assets that Radian Guaranty otherwise would be required to hold against COVID-19 Defaulted Loans under the PMIERs. Nonetheless, since March 31, 2020, the overall volume of new defaults resulting from the pandemic, even after giving effect to the Disaster Related Capital Charge, resulted in an increase in Radian Guaranty’s Minimum Required Assets and negatively impacted Radian Guaranty’s PMIERs Cushion as of December 31, 2020. While we expect Radian Guaranty to continue to maintain its eligibility status with the GSEs, there are possible scenarios in which the projected increase in new defaults could impact Radian Guaranty’s ability to comply with the PMIERs financial requirements. See “Item 1A. Risk Factors—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity.”
Further, the impact of the COVID-19 pandemic, including the government stimulus efforts in response to the pandemic, has resulted in a historically low interest rate environment. As discussed above, this low interest rate environment contributed to strong NIW volume in 2020, including from continued elevated levels of refinance activity. However, mortgage prepayment speeds also impact the ultimate profitability of our mortgage insurance business. The increase in policy cancellations associated with the high level of refinance activity during 2020 has reduced our Persistency Rate, and in turn, limited the growth of our IIF, which is one of the primary drivers of future premiums that we expect to earn over time. If refinance activity remains elevated, resulting in earlier than anticipated loan prepayments, it could result in a decrease in our future revenues, particularly from our Recurring Premium Policies. The low interest rate environment also affected the performance of our investment portfolio, resulting in an increase in our unrealized gains on investments beginning with the second quarter of 2020, and we expect it will result in the recognition of lower net investment income in future periods if the current low interest rate environment persists and we must reinvest cash flows in lower yielding securities. In addition, the negative impacts to the global economy could result in increased defaults on corporate bonds and other financial instruments, which could increase the frequency and severity of impairments in our investment portfolio. See Note 6 of Notes to Consolidated Financial Statements for additional information about our investments.
As further described in this report, although we are uncertain of the potential magnitude or duration of the business and economic impacts of the COVID-19 pandemic, we believe the resulting increased financial requirements under the PMIERs, reduced Persistency Rates due to a low interest rate environment and increased reserves for losses due to higher new defaults could continue to negatively affect our business, results of operations and financial condition. The long-term impact of the COVID-19 pandemic on our businesses will depend on, among other things: the extent and duration of the pandemic, the severity of and number of people infected with the virus and the widespread availability of effective anti-viral treatments and vaccines, especially as new strains of COVID-19 have been discovered; the wider economic effects of the pandemic and the scope and duration of governmental and other third-party measures restricting day-to-day life and business operations; the impact of economic stimulus efforts to support the economy through the pandemic; and governmental and GSE programs implemented to assist borrowers experiencing a COVID-19-related hardship, including forbearance programs and suspensions of foreclosures and evictions. See “Item 1A. Risk Factors—The COVID-19 pandemic has adversely impacted us, and its ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.”
In response to the COVID-19 pandemic, we raised additional capital, temporarily suspended purchases under our share repurchase program, aligned our business with the temporary origination and servicing guidelines announced by the GSEs, and made adjustments to our pricing and our underwriting guidelines to account for the increased risk and uncertainty associated with the COVID-19 pandemic. In addition, we have taken a number of actions to focus on protecting and supporting our workforce, while continuing to serve our customers with excellence and support our communities. We have activated our business continuity program by transitioning to a work-from-home virtual workforce model with certain essential activities supported by limited staff in office environments that comply with CDC guidelines and applicable state and local requirements. In order to support our communities during this unprecedented time, we have, among other things, pledged financial support to certain charitable organizations focused on assisting first responders, health care workers and their families. Further actions to respond to the COVID-19 pandemic and comply with governmental regulations and government and GSE programs adopted in response to the pandemic may be necessary as conditions continue to evolve.
Despite the risks and uncertainties posed by COVID-19, we believe that the steps we have taken in recent years, such as improving our debt maturity profile, enhancing our financial flexibility, implementing greater risk-based granularity into our pricing methodologies and increasing our use of risk distribution strategies to lower the risk profile and financial volatility of our mortgage insurance portfolio, has helped position the Company to better withstand the negative effects from macroeconomic stresses associated with the COVID-19 pandemic, which may continue in future periods.

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
Key Factors Affecting Our Results
Mortgage
Our Mortgage segment provides credit-related insurance coverage, principally through private mortgage insurance issued nationwide, as well as other credit risk management and contract underwriting solutions, to mortgage lending institutions and mortgage credit investors. The following sections discuss certain key drivers affecting our Mortgage revenue, as well as other key factors affecting our results.
IIF and Related Drivers
Our IIF is one of the primary drivers of our future premiums that we expect to earn over time. Although not reflected in the current period financial statements, nor in our reported book value, we expect our IIF to generate substantial earnings in future periods, due to the high credit quality of our current mortgage insurance portfolio and expected Persistency Rate over multiple years.
Based on the composition of our mortgage insurance portfolio, with Monthly Premium Policies comprising a larger proportion of our total portfolio than Single Premium Policies, an increase or decrease in IIF generally has a corresponding impact on premiums earned. Cancellations of our insurance policies as a result of prepayments and other reductions of IIF, such as Rescissions of coverage and claims paid, generally have a negative effect on premiums earned over time. See “Mortgage Insurance Portfolio—Insurance and Risk in Force” for more information about the levels and characteristics of our IIF.
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
NIW and Related Drivers
NIW increases our IIF and our premiums written and earned. NIW is affected by the overall size of the mortgage origination market, the penetration percentage of private mortgage insurance into the overall mortgage origination market and our market share of the private mortgage insurance market. The overall mortgage origination market is influenced by macroeconomic factors such as household formation, household composition, home affordability, interest rates, housing markets in general, credit availability and the impact of various legislative and regulatory actions that may influence the housing and mortgage finance industries. The penetration percentage of private mortgage insurance is mainly influenced by: (i) the competitiveness of private mortgage insurance for GSE conforming loans compared to FHA and VA insured loans and (ii) the relative percentage of mortgage originations that are for purchased homes versus refinances. We believe, for example, that better execution for borrowers with higher FICO scores, lender preference and the inability to cancel FHA insurance for certain loans are factors that continue to provide a competitive advantage for private mortgage insurers. See “Mortgage Insurance Portfolio—New Insurance Written.”
Private mortgage insurance penetration in the insurable market has generally been significantly higher on new mortgages for purchased homes than on the refinance of existing mortgages, because average LTVs are typically higher on home purchases and therefore these lower down payment loans are more likely to require mortgage insurance. Radian Guaranty’s share of the private mortgage insurance market is influenced by competition in that market. See “Item 1. Business—Competition.”

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
The following charts provide a historical perspective on certain key market drivers, including:
■the mortgage origination volume from home purchases and refinancings; and
■private mortgage insurance penetration as a percentage of the mortgage origination market.

Mortgage Origination Market (1)

	Origination Market ($ in billions)	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020	Q2 2020	Q3 2020	Q4 2020
¢	Refinance	$151	$130	$119	$110	$120	$193	$350	$435	$392	$660	$735	$779
¢	Purchase	$233	$344	$339	$278	$230	$365	$371	$319	$272	$339	$443	$429
	Total	$384	$474	$458	$388	$350	$558	$721	$754	$664	$999	$1,178	$1,208

Private Mortgage Insurance Penetration into Mortgage Origination Market (1)

	Market Penetration (%)	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020	Q2 2020	Q3 2020	Q4 2020
ò	Purchase (2)	22.0%	22.0%	23.3%	23.5%	23.5%	23.2%	25.1%	24.1%	23.7%	25.3%	28.3%	27.9%
ò	Overall (2)	15.2%	16.9%	18.2%	17.9%	17.0%	17.3%	16.4%	14.5%	14.2%	14.8%	15.3%	14.7%
ò	Refinance (2)	4.7%	3.6%	3.5%	3.5%	4.6%	6.1%	7.1%	7.5%	7.6%	9.4%	7.5%	7.4%
_______________________________________________________________________
(1)Based on actual dollars generated in the credit enhanced market, as reported by the U.S. Department of Housing and Urban Development and industry publicly reported information. Mortgage originations are based upon the average of originations reported by the Mortgage Bankers Association, Freddie Mac and Fannie Mae in their most recent published industry reports.
(2)Excluding originations under HARP.
Premiums
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
Our pricing is risk-based and is intended to generally align with the capital requirements under the PMIERs, while considering pricing trends within the private mortgage insurance industry. As a result, our pricing is expected to generate relatively consistent returns across the credit spectrum and to provide relatively stable expected loss ratios regardless of further credit expansion or contraction. In developing our strategies, we monitor various competitive and economic factors while seeking to enhance the long-term value of our portfolio by balancing credit risk, profitability and volume considerations, and aim to achieve an overall risk-adjusted rate of return on capital given our modeled performance expectations. We continued to generate strong NIW in 2020, while at the same time maintaining projected returns on NIW within our targeted ranges.
Our pricing actions gradually affect our results over time, as existing IIF cancels and is replaced with NIW at current pricing. See “Liquidity and Capital Resources—Mortgage” and “Mortgage Insurance Portfolio—New Insurance Written” for additional information.
As described above, premiums on our mortgage insurance products are generally paid either on an installment basis, pursuant to Monthly Premium Policies, or in a single payment at the time of loan origination, pursuant to Single Premium Policies. See “Item 1. Business—Mortgage—Pricing—Primary Mortgage Insurance Premiums.” Our expected premium yield on our Single Premium Policies is lower than on our Monthly Premium Policies because our premium rates for the life of the policy are generally lower for our Single Premium Policies. However, as discussed above, the ultimate profitability of Single Premium Policies may be higher or lower than expected due to the impact of prepayment speeds. See “—IIF and Related Drivers” above.
Our actual portfolio returns will depend on a number of factors, including economic conditions, the mix of NIW that we are able to write, our pricing, the amount of reinsurance we use and the level of capital required under the PMIERs financial requirements.
Approximately 74.6% of the loans in our total Primary Mortgage Insurance portfolio at December 31, 2020 are Monthly Premium Policies that provide a level monthly premium for the first 10 years of the policy, followed by a reduced level monthly premium thereafter. For loans that have been refinanced under HARP, the initial 10-year period is reset. Due to the borrower’s ability to cancel the policy generally when the LTV reaches 80% of the original value, and the automatic cancellation of the policy on the date the LTV is scheduled to reach 78% of the original value, the volume of loans that remain insured after 10 years and would be subject to the premium reset is generally not material in relation to the total loans originated. However, to the extent the volume of loans resetting from year to year varies significantly, the trend in earned premiums may also vary.
Losses
Incurred losses represent the estimated future claim payments on newly defaulted insured loans as well as any change in our claim estimates for existing defaults, including changes in the estimates we use to determine our expected losses, and estimates with respect to the frequency, magnitude and timing of anticipated losses on defaulted loans. Other factors influencing incurred losses include:
■The mix of credit characteristics in our total direct RIF (e.g., loans with higher risk characteristics, or loans with layered risk that combine multiple higher-risk attributes within the same loan, generally result in more delinquencies and claims). See “Mortgage Insurance Portfolio—Insurance and Risk in Force.”
■The average loan size (relatively higher priced properties with larger average loan amounts may result in higher incurred losses).
■The percentage of coverage on insured loans (higher percentages of insurance coverage generally correlate with higher incurred losses) and the presence of structural mitigants such as deductibles or stop losses.
■Changes in housing values (declines in housing values generally make it more difficult for borrowers to sell a home to avoid default or for the property to be sold to mitigate a claim, and also may negatively affect a borrower’s willingness to continue to make mortgage payments when the home value is less than the mortgage balance; conversely, increases in housing values tend to reduce the level of defaults as well as make it more likely that foreclosures will result in the loan being satisfied).
■The distribution of claims over the life cycle of a portfolio (historically, claims are relatively low during the first two years after a loan is originated and then increase over a period of several years before declining; however, several factors can impact and change this cycle, including the economic environment, the quality of the underwriting of the loan, characteristics of the mortgage loan, the credit profile of the borrower, housing prices and unemployment rates).
■Our ability to mitigate potential losses through Rescissions, Claim Denials, cancellations and Claim Curtailments on claims submitted to us. These actions all reduce our incurred losses. However, if these Loss Mitigation Activities are successfully challenged at rates that are higher than expected or we agree to settle disputes related to our Loss Mitigation Activities, our incurred losses will increase. We may enter into specific agreements that govern activities such as claims decisions, claim payments, Loss Mitigation Activities and insurance coverage. As our portfolio originated prior to and including 2008 has become a smaller percentage of our overall insured portfolio, there has been a decrease in the amount of Loss Mitigation Activity with respect to the claims we receive, and we expect this trend to continue, particularly given the limitations on our Loss Mitigation Activities imposed in both the 2014 Master Policy and 2020 Master Policy. See Note 2 of Notes to Consolidated Financial Statements for additional information on Loss Mitigation Activities and “Item 1A. Risk Factors—Our

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
Loss Mitigation Activity is not expected to mitigate mortgage insurance losses to the same extent as in prior years; Loss Mitigation Activity could continue to negatively impact our customer relationships.”
Risk Distribution
We use third-party reinsurance in our mortgage insurance business to manage capital and risk in an effort to optimize the amounts and types of capital and risk distribution deployed against insured risk. See “—IIF and Related Drivers” above. Currently, we distribute risk in our mortgage insurance portfolio through quota share and excess-of-loss reinsurance programs.
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
Our Excess-of-Loss Program accesses the capital markets (through the Eagle Re Issuers, VIEs funded by mortgage insurance-linked notes), as well as the reinsurance markets directly (through separate excess-of-loss reinsurance with a third-party reinsurer). Our Excess-of-Loss Program reduces our earned premiums, but also reduces our net RIF, PMIERs financial requirements and incurred losses, which are allocated in accordance with the structure of the transaction. The Eagle Re Issuers are special purpose VIEs that are not consolidated in our consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance.
As of December 31, 2020, 66% of our primary RIF is subject to a form of risk distribution and our estimated reinsurance recoverables related to our mortgage insurance portfolio was $71.8 million. See Note 8 of Notes to Consolidated Financial Statements for more information about our reinsurance arrangements, including the total assets and liabilities of the Eagle Re Issuers.
Investment Income
Investment income is determined primarily by the investment balances held and the average yield on our overall investment portfolio.
Other Operating Expenses
Our other operating expenses are affected by the amount of our NIW, as well as the amount of IIF. Our other operating expenses may also be affected by the impact of performance on our incentive compensation programs, as a result of our pay-for-performance approach to compensation that is based on the level of achievement of both short-term and long-term goals.
Real Estate
Our Real Estate segment offers a broad array of products and services to market participants across the real estate value chain. See “Item 1. Business—Real Estate—Real Estate Business Overview” and Note 1 of Notes to Consolidated Financial Statements for additional information regarding the Real Estate segment.
In contrast to our Mortgage business, the Real Estate segment is primarily a fee-for-service business without significant balance sheet risk. Key factors impacting results for our Real Estate business include the following items.
Premiums
We earn net premiums on title insurance through Radian Title Insurance. Demand for our title services may be impacted by general marketplace competition in the real estate title industry, coupled with housing market related conditions such as new home sales, the sizes of the real estate purchase and refinance markets and interest rate fluctuations.
Services Revenue
Our Real Estate segment is dependent upon overall activity in the mortgage, real estate and mortgage finance markets, as well as the overall health of the related industries. Due, in part, to the transactional nature of the business, revenues for our Real Estate segment are subject to fluctuations from period to period, including seasonal fluctuations that reflect the activities in these markets. Sales volume is also affected by the number of competing companies and alternative products offered in the market. We believe the diversity of services we offer has the potential to produce fee income from the Real Estate segment throughout various mortgage finance environments, although market conditions can significantly impact the mix and amount of fee income we generate in any particular period. See “Item 1. Business—Real Estate—Real Estate Business Overview” for more information on our Real Estate services.
The Real Estate segment is dependent on a limited number of large customers that represent a significant portion of its revenues. An unexpected loss of a major customer could significantly impact the level of Real Estate revenue. Generally, our

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
contracts do not contain volume commitments and may be terminated by clients at any time. Access to Radian Guaranty’s mortgage insurance customer base provides additional opportunities to expand the Real Estate segment’s existing customers.
Our Real Estate revenue is primarily generated under fixed-price contracts. Under fixed-price contracts, we agree to perform the specified services and deliverables for a pre-determined per-unit price. To the extent our actual direct and allocated indirect costs decrease or increase from the estimates upon which the price was negotiated, we will generate more or less profit, respectively, or could incur a loss. See Note 2 of Notes to Consolidated Financial Statements for more information on revenue recognition policies for our Real Estate segment.
Cost of Services
Our cost of services is primarily affected by our level of services revenue and the number of employees providing products and services for our Real Estate businesses. Our cost of services primarily consists of employee compensation and related payroll benefits and to a lesser extent, other costs of providing services such as travel and related expenses incurred in providing client services, costs paid to outside vendors, data acquisition costs and other compensation-related expenses to maintain software application platforms that directly support our businesses. The level of these costs may fluctuate if market rates of compensation change, or if there is decreased availability or a loss of qualified employees.
Operating Expenses
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
Other Factors Affecting Consolidated Results
For information about our All Other activities that affect our consolidated results, see “Item 1. Business—All Other.” In addition, the following items also may impact our consolidated results in the ordinary course. The items listed are not representative of all potential items impacting our consolidated results. See “Item 1A. Risk Factors” for additional information on the risks affecting our business.
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
Impairment of Goodwill or Other Acquired Intangible Assets. The periodic review of goodwill and other acquired intangible assets for potential impairment may impact consolidated results. Our goodwill and other acquired intangible assets analysis is based on management’s assumptions, which are inherently subject to risks and uncertainties. See Note 7 of Notes to Consolidated Financial Statements for additional information.

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
Mortgage Insurance Portfolio

Primary Insurance in Force (1)

$246.1
$240.6
$221.4
Primary Insurance in Force
($ in billions)
$200
$100
$0
December 31, 2020
December 31, 2019
December 31, 2018

		Insurance in Force as of:
	Vintage written in: ($ in billions)	December 31, 2020		December 31, 2019		December 31, 2018
¢	2020	$98.8	40.2%	$—	—%	$—	—%
¢	2019	44.6	18.1	67.3	28.0	—	—
¢	2018	23.5	9.5	42.9	17.8	54.6	24.6
¢	2017	21.2	8.6	37.9	15.8	47.1	21.3
¢	2016	17.5	7.1	29.5	12.2	37.5	17.0
¢	2009 - 2015	25.7	10.5	44.0	18.3	59.4	26.8
¢	2008 & Prior (2)	14.8	6.0	19.0	7.9	22.8	10.3
	Total	$246.1	100.0%	$240.6	100.0%	$221.4	100.0%

_______________________________________________________________________
(1)Policy years represent the original policy years, and have not been adjusted to reflect subsequent refinancing activity under HARP.
(2)Adjusted to reflect subsequent refinancing activity under HARP, this percentage would decrease to 3.7%, 4.7%, and 6.0% as of December 31, 2020, December 31, 2019 and December 31, 2018, respectively.
New Insurance Written
A key component of our current business strategy is to write profitable NIW while effectively maintaining the portfolio’s health, balance and profitability. Consistent with this objective, we wrote $105.0 billion of primary new mortgage insurance in 2020, compared to $71.3 billion of NIW in 2019. The NIW written on a Flow Basis in 2020 was Radian’s highest volume in its history.
We target a blended return on required capital on new business on an unlevered basis (i.e., after-tax underwriting returns plus projected investment income) between 13-17%. This projected targeted return incorporates the impact of the PMIERs financial requirements and the risk distribution programs we have in place to cover NIW at the time it is originated, such as our Single Premium QSR Program, but does not include the impact of leverage or risk distribution transactions that are executed after the NIW has been originated, such as our Excess-of-Loss Program. Actions we take with respect to pricing and risk on NIW we are writing today are expected to gradually affect our results over time, due to the natural turnover of the mortgage insurance portfolio as existing IIF cancels.
Our 2020 NIW, partially offset by cancellations and amortization within our existing portfolio, resulted in an increase in IIF to $246.1 billion at December 31, 2020, from $240.6 billion at December 31, 2019, as shown in the chart above. Our NIW increased by 47.2% in 2020 as compared to 2019, due to a strong mortgage origination market including higher refinance activity, aided by a historically low interest rate environment, and increased private mortgage insurance penetration rates.
Among other factors, private mortgage insurance industry volumes are impacted by total mortgage origination volumes and the mix between mortgage originations that are for home purchases versus refinancings of existing mortgages, with the penetration rate for private mortgage insurance being generally three to five times higher for purchase transactions than for refinancings. According to industry estimates, total mortgage origination volume was higher in 2020 as compared to 2019, due to a strong purchase market and a significant increase in refinance originations driven largely by lower interest rates. Although it is difficult to project future volumes, recent market projections for 2021 estimate total mortgage originations of approximately three trillion dollars, which would represent a decline in the total mortgage origination market of 20-25%, with a private mortgage insurance market of 450 to 500 billion dollars. This outlook anticipates a significant decrease in refinance originations in the second half of 2021 resulting from expected increases in interest rates. While expectations for refinance volume vary, there is consensus around a large purchase market driven by increased home sales, which is a positive for mortgage insurers given the higher likelihood of purchase loans to utilize private mortgage insurance as compared to a refinance loan. If refinance volume declines we would expect the Persistency Rate for our portfolio to increase, benefiting the growth of our Insurance in Force portfolio. See "Overview—COVID-19 Impacts” and “Item 1A. Risk Factors” for more information.
We experienced a decrease in our total mix of Single Premium Policies to 12.3% of our NIW for 2020, compared to 16.5% for 2019. Borrower-paid Single Premium Policies were 90.2% of our total direct Single Premium NIW for 2020 compared to

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
86.1% for 2019. We expect our production level for Single Premium Policies to fluctuate over time based on various factors, which include risk/return considerations and market conditions.
The following table provides selected information as of and for the periods indicated related to our mortgage insurance NIW. For direct Single Premium Policies, NIW includes policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically after the loans have been originated).

	Year Ended December 31,
($ in millions)	2020	2019	2018
NIW	$105,024	$71,327	$56,547
Primary risk written	$24,540	$17,163	$14,264
Average coverage percentage	23.4%	24.1%	25.2%

NIW by loan purpose:
Purchases	64.8%	81.1%	93.8%
Refinances	35.2%	18.9%	6.2%

NIW by premium type:
Direct Monthly and Other Recurring Premiums	87.7%	83.5%	78.8%
Direct single premiums:
Borrower-paid	11.1	14.2	11.9
Lender-paid (1)	1.2	2.3	9.3
Total direct single premiums	12.3	16.5	21.2
Total	100.0%	100.0%	100.0%
Total borrower-paid	98.2%	96.7%	89.6%

NIW by FICO score (2):
>=740	66.0%	63.3%	55.6%
680-739	30.8%	31.9%	35.6%
620-679	3.2%	4.8%	8.8%

NIW by LTV:
95.01% and above	9.2%	16.7%	16.7%
90.01% to 95.00%	37.1%	37.7%	44.4%
85.01% to 90.00%	29.4%	28.0%	27.6%
85.00% and below	24.3%	17.6%	11.3%
(1)Lender-paid Single Premium Policies have higher Minimum Required Assets under the PMIERs as compared to borrower-paid Single Premium Policies. See “Item 1. Business—Regulation—GSE Requirements” for additional information.
(2)For loans with multiple borrowers, the percentage of NIW by FICO score represents the lowest of the borrowers’ FICO scores. Data for 2018 had previously been presented based on the FICO score of the primary borrower and have been restated to reflect the lowest of the borrowers’ FICO scores.
Insurance and Risk in Force
IIF at December 31, 2020 increased 2.3% as compared to the same period last year, reflecting an 11.4% increase in Monthly Premium Policies in force, partially offset by a 20.9% decline in Single Premium Policies in force. As shown in the table below, our Persistency Rate at December 31, 2020 declined as compared to the same period in 2019. Historically, there is a close correlation between interest rates and Persistency Rates. Lower interest rate environments generally increase refinancings, which increase the cancellation rate of our insurance and negatively affect our Persistency Rates. The decline in our Persistency Rate at December 31, 2020 was primarily attributable to increased refinance activity resulting from historically low interest rates, and resulted in an increase in policy cancellations and a net decline in Single Premium Policies in force in particular.

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
Our IIF is the primary driver of the future premiums that we expect to earn over time. Although not reflected in the current period financial statements, nor in our reported book value, we expect our IIF to generate substantial earnings in future periods, due to the high credit quality of our current mortgage insurance portfolio and its expected persistency over multiple years. See “Key Factors Affecting Our Results—Mortgage—IIF and Related Drivers” for more information.
Our earnings in future periods are subject to elevated risks and uncertainties due in particular to the potential impact of the unprecedented and continually evolving social and economic impacts associated with the COVID-19 pandemic on the U.S. and global economies generally, and in particular on the U.S. housing, real estate and housing finance markets. See Note 1 of Notes to Consolidated Financial Statements for additional information about the COVID-19 pandemic, which could have a material negative effect on the Company’s business, liquidity, results of operations and financial condition. See “Overview—COVID-19 Impacts” and “Item 1A. Risk Factors” for additional information.
Historical loan performance data indicates that credit scores and underwriting quality are key drivers of credit performance. As of December 31, 2020, our portfolio of business written subsequent to 2008, including refinancings under HARP, represented approximately 96.3% of our total primary RIF. Loan originations after 2008 have consisted primarily of high credit quality loans with significantly better credit performance than loans originated during 2008 and prior periods. The volume of insurance that we have written on high credit quality loans after 2008 has significantly improved our mortgage insurance portfolio mix. Our actual and expected future losses on our portfolio written after 2008, together with refinancings under HARP, are significantly lower than those experienced on our NIW prior to and including 2008. However, the impact to our future losses from the COVID-19 pandemic, including from recent increases in and elevated levels of unemployment, which may be prolonged, is highly uncertain.
The following table illustrates the trends of our cumulative incurred loss ratios by year of origination and development year.

Cumulative Incurred Loss Ratio by Vintage (1)
Vintage	Dec 2011	Dec 2012	Dec 2013	Dec 2014	Dec 2015	Dec 2016	Dec 2017	Dec 2018	Dec 2019	Dec 2020 (2)
2011	1.7%	4.4%	5.5%	5.6%	5.0%	4.9%	5.0%	4.9%	5.0%	5.2%
2012		2.0%	3.2%	3.6%	2.7%	2.9%	2.8%	2.8%	2.8%	3.2%
2013			2.5%	4.0%	3.4%	3.7%	3.5%	3.4%	3.3%	4.2%
2014				2.7%	4.1%	4.9%	5.0%	5.1%	5.2%	6.9%
2015					2.1%	4.8%	5.2%	5.0%	4.7%	7.4%
2016						2.9%	5.0%	4.8%	4.7%	9.7%
2017							4.7%	5.1%	6.1%	14.3%
2018								3.0%	6.4%	22.8%
2019									2.8%	35.6%
2020										25.6%
(1)Represents inception-to-date losses incurred as a percentage of net premiums earned.
(2)Losses incurred in 2020 across all vintages were elevated due to the impact of the COVID-19 pandemic.
Throughout this report, unless otherwise noted, RIF is presented on a gross basis and includes the amount ceded under reinsurance. NIW, RIF and IIF for direct Single Premium Policies include policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically after the loans have been originated).

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
The following tables provide selected information as of and for the periods indicated related to mortgage insurance IIF and RIF.

	Year Ended December 31,
($ in millions)	2020	2019	2018
Primary IIF	$246,144	$240,558	$221,443
Primary RIF	$60,656	$60,921	$56,728
Average coverage percentage	24.6%	25.3%	25.6%

Total primary RIF on defaulted loans	$3,250	$1,061	$1,032
Percentage of RIF in default	5.4%	1.7%	1.8%

Persistency Rate (12 months ended)	61.2%	78.2%	83.1%
Persistency Rate (quarterly, annualized) (1)	60.4%	75.0%	85.5%

Primary RIF by premium type:
Direct Monthly and Other Recurring Premiums	79.1%	72.4%	70.3%
Direct single premiums:
Borrower-paid	9.4	9.1	7.3
Lender-paid (2)	11.5	18.5	22.4
Total direct single premiums	20.9	27.6	29.7
Total	100.0%	100.0%	100.0%
Total borrower-paid	86.3%	78.9%	74.5%

Primary RIF by FICO score (3) :
>=740	57.5%	56.9%	55.1%
680-739	34.6%	34.2%	34.8%
620-679	7.3%	8.2%	9.3%
<=619	0.6%	0.7%	0.8%

Primary RIF by LTV:
95.01% and above	14.4%	14.2%	11.6%
90.01% to 95.00%	49.3%	51.3%	53.1%
85.01% to 90.00%	28.0%	27.9%	29.0%
85.00% and below	8.3%	6.6%	6.3%
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
(1)Lender-paid Single Premium Policies have higher Minimum Required Assets under the PMIERs as compared to borrower-paid Single Premium Policies.
(2)Represents the borrower’s FICO score at origination. For loans with multiple borrowers, the percentage of primary RIF by FICO score represents the lowest of the borrowers’ FICO scores. Data for 2018 had previously been presented based on the FICO score of the primary borrower and have been restated to reflect the lowest of the borrowers’ FICO scores.

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
The following table shows our direct Primary Mortgage Insurance RIF by year of origination and selected information related to that risk as of December 31, 2020.

	December 31, 2020
($ in millions)	RIF	Number of Defaults	Delinquency Rate	Percentage of Reserve for Losses
2008 and prior	$3,733	12,046	12.1%	26.2%
2009 - 2013	2,678	2,601	4.6	4.7
2014	1,554	2,180	6.7	3.8
2015	2,608	3,167	6.3	5.8
2016	4,616	5,243	6.2	9.6
2017	5,495	7,652	7.5	13.1
2018	5,973	9,974	9.0	16.7
2019	10,832	9,741	5.3	15.5
2020	23,167	2,933	0.9	4.6
Total	$60,656	55,537		100.0%

Geographic Dispersion
The following table shows, as of December 31, 2020 and 2019, the percentage of our direct Primary Mortgage Insurance RIF and the associated percentage of our mortgage insurance reserve for losses (by location of property) for the top 10 states in the U.S. (as measured by our direct Primary Mortgage Insurance RIF as of December 31, 2020).

	December 31,
	2020		2019
Top 10 States	RIF	Reserve for Losses	RIF	Reserve for Losses
California	9.9%	11.2%	11.2%	8.0%
Texas	8.7	10.0	9.1	7.7
Florida	7.5	11.4	7.1	11.2
Illinois	4.4	4.9	4.8	5.2
Virginia	3.8	2.6	3.7	2.1
New York	3.8	7.0	3.0	9.9
New Jersey	3.4	4.9	3.0	7.9
Maryland	3.4	3.4	3.3	3.3
Pennsylvania	3.3	2.5	3.0	3.3
Washington	3.3	1.9	3.0	1.4
Total	51.5%	59.8%	51.2%	60.0%

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
The following table shows, as of December 31, 2020 and 2019, the percentage of our direct Primary Mortgage Insurance RIF and the associated percentage of our mortgage insurance reserve for losses (by location of property) for the top 10 Core Based Statistical Areas, referred to as “CBSAs,” in the U.S. (as measured by our direct Primary Mortgage Insurance RIF as of December 31, 2020).

	December 31,
	2020		2019
Top 10 CBSAs (1)	RIF	Reserve for Losses	RIF	Reserve for Losses
New York, NY-NJ-PA	4.7%	9.1%	3.8%	12.3%
Chicago, IL-IN-WI	4.1	4.7	4.5	5.0
Washington, DC-MD-VA	4.0	3.7	3.9	2.5
Dallas, TX	3.2	3.5	3.5	2.6
Los Angeles - Long Beach, CA	2.6	3.4	3.0	2.4
Atlanta, GA	2.5	3.6	3.0	2.8
Philadelphia, PA-NJ-DE-MD	2.5	2.1	2.3	2.6
Houston, TX	2.3	3.3	2.2	2.7
Miami, FL	2.2	4.8	2.2	4.3
Phoenix/Mesa, AZ	2.1	1.9	2.4	1.3
Total	30.2%	40.1%	30.8%	38.5%
(1)CBSAs are metropolitan areas and include a portion of adjoining states as noted above.
Risk Distribution
We use third-party reinsurance in our mortgage insurance business as part of our risk distribution strategy, including to manage our capital position and risk profile. When we enter into a reinsurance agreement, the reinsurer receives a premium and, in exchange, insures an agreed upon portion of incurred losses. While these arrangements have the impact of reducing our earned premiums, they reduce our required capital and are expected to increase our return on required capital for the related policies. The impact of these programs on our financial results will vary depending on the level of ceded RIF, as well as the levels of prepayments and incurred losses on the reinsured portfolios, among other factors. See “Key Factors Affecting Our Results—Mortgage—Risk Distribution” and Note 8 of Notes to Consolidated Financial Statements for more information about our reinsurance transactions.
The table below provides information about the amounts by which Radian Guaranty’s reinsurance programs reduced its Minimum Required Assets as of the dates indicated.

	As of December 31,
(In thousands)	2020	2019	2018
PMIERs impact - reduction in Minimum Required Assets: (1)
Excess-of-Loss Program	$912,734	$738,386	$455,440
Single Premium QSR Program	423,712	511,695	522,318
QSR Program	22,712	35,382	48,734
Total PMIERs impact	$1,359,158	$1,285,463	$1,026,492
Percentage of gross Minimum Required Assets	28.8%	27.4%	22.8%
(1)Excludes the impact of intercompany reinsurance agreement with Radian Reinsurance, which was terminated in January 2020. See Note 16 of Notes to Consolidated Financial Statements for additional information.
Results of Operations—Consolidated
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for 2020 primarily reflect the financial results and performance of our two business segments—Mortgage and Real Estate. See Note 4 of Notes to Consolidated Financial Statements for information regarding modifications to our segment reporting, including the related allocations and the impacts of the sale of Clayton in January 2020 and subsequent organizational changes made in the first quarter of 2020, as well as the wind down of our traditional appraisal

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
business announced in the fourth quarter of 2020. See “Results of Operations—Mortgage,” and “Results of Operations—Real Estate” for the operating results of these business segments.
In addition to the results of our operating segments, pretax income (loss) is also affected by other factors. See “Key Factors Affecting Our Results—Other Factors Affecting Consolidated Results.” See “—Use of Non-GAAP Financial Measures” below for more information regarding items that are excluded from the operating results of our operating segments.
The following table highlights selected information related to our consolidated results of operations for the years ended December 31, 2020, 2019 and 2018.

				$ Change
	Year Ended December 31,			Favorable (Unfavorable)
($ in millions, except per-share amounts)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Pretax income	$479.4	$849.0	$684.2	$(369.6)	$164.8
Net income	393.6	672.3	606.0	(278.7)	66.3
Diluted net income per share	2.00	3.20	2.77	(1.20)	0.43
Book value per share at December 31	22.36	20.13	16.34	2.23	3.79
Net premiums earned (1)	1,115.3	1,145.3	1,014.0	(30.0)	131.3
Services revenue (2)	105.4	154.6	145.0	(49.2)	9.6
Net investment income (1)	154.0	171.8	152.5	(17.8)	19.3
Net gains (losses) on investments and other financial instruments	60.3	51.7	(42.5)	8.6	94.2
Provision for losses (1)	485.1	132.0	104.6	(353.1)	(27.4)
Cost of services (2)	86.1	108.3	98.1	22.2	(10.2)
Other operating expenses (3)	280.7	306.1	280.8	25.4	(25.3)
Interest expense (1)	71.2	56.3	61.5	(14.9)	5.2
Loss on extinguishment of debt	—	22.7	—	22.7	(22.7)
Impairment of goodwill	—	4.8	—	4.8	(4.8)
Amortization and impairment of other acquired intangible assets	5.1	22.3	12.4	17.2	(9.9)
Income tax provision	85.8	176.7	78.2	90.9	(98.5)
Adjusted pretax operating income (4)	432.1	854.6	745.5	(422.5)	109.1
Adjusted diluted net operating income per share (4)	1.74	3.21	2.69	(1.47)	0.52
Return on equity	9.4%	17.8%	18.7%	(8.4)%	(0.9)%
Adjusted net operating return on equity (4)	8.2%	17.9%	18.2%	(9.7)%	(0.3)%
(1)Relates primarily to the Mortgage segment. See “Results of Operations—Mortgage” for more information.
(2)Relates primarily to our Real Estate segment. See “Results of Operations—Real Estate” and “Results of Operations—All Other” for more information.
(3)See “Results of Operations—Mortgage,” “Results of Operations—Real Estate” and “Results of Operations—All Other” for more information on both direct and allocated operating expenses.
(4)See “—Use of Non-GAAP Financial Measures” below.

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
This section of our Annual Report on Form 10-K generally discusses our consolidated results of operations for the years ended December 31, 2020 and 2019 and a year-over-year comparison between 2020 and 2019. Detailed discussions of our consolidated results of operations for the year ended December 31, 2018, including the year-over-year comparisons between 2019 and 2018, that are not included in this Annual Report on Form 10-K can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020.
Net Income. As discussed in more detail below, our net income decreased for 2020 compared to 2019, primarily reflecting: (i) an increase in provision for losses; (ii) a decrease in our Mortgage segment net premiums earned; (iii) a decrease in services revenue primarily related to the sale of Clayton; and (iv) a decrease in net investment income. Partially offsetting these items are decreases in: (i) our income tax provision; (ii) other operating expenses; (iii) loss on extinguishment of debt; and (iv) cost of services primarily related to the sale of Clayton. See “Results of Operations—All Other—Year Ended December 31, 2020 Compared to Year Ended December 31, 2019” for additional information on the sale of Clayton.
Diluted Net Income Per Share. The decrease in diluted net income per share for 2020 compared to 2019 is primarily due to the change in net income, as discussed above, partially offset by the decrease in average diluted shares from 210.3 million shares in 2019 to 196.6 million shares for 2020.
Adjusted Diluted Net Operating Income Per Share. The decrease in adjusted diluted net operating income per share for 2020 compared to 2019 is primarily due to the decrease in our Mortgage segment’s adjusted pretax operating income, which decreased to $451.5 million in 2020, from $852.9 million in 2019. See “Results of Operations—Mortgage—Year Ended December 31, 2020 Compared to Year Ended December 31, 2019—Adjusted Pretax Operating Income” for more information on our Mortgage segment’s results.
Book Value Per Share. The increase in book value per share from $20.13 at December 31, 2019, to $22.36 at December 31, 2020, is primarily due to: (i) our net income for the year ended December 31, 2020 and (ii) an increase of $0.76 per share due to net unrealized gains in our available for sale securities, recorded in accumulated other comprehensive income. Partially offsetting these items is: (i) a $0.49 per share impact of dividends and dividend equivalents and (ii) a $0.06 per share reduction from the net impact of our share repurchases for the year ended December 31, 2020, inclusive of the cost of these repurchases.
Return on Equity. The changes in return on equity across all periods presented are primarily due to the changes in net income and, to a lesser extent, increases in stockholders’ equity. See “—Net Income” above for more information on the changes in net income.
Adjusted Net Operating Return on Equity. The changes in adjusted net operating return on equity across all periods presented are primarily due to the changes in our adjusted pretax operating income, partially offset by increases in stockholders’ equity.
Net Gains (Losses) on Investments and Other Financial Instruments. Net gains on investments and other financial instruments for 2020 increased as compared to 2019 primarily due to: (i) net realized gains on our fixed-maturities available for sale and (ii) higher gains on other financial instruments. These increases were partially offset by a decrease in unrealized gains in our equity and trading portfolio. See Note 6 of Notes to Consolidated Financial Statements for additional information on net gains (losses) on investments.
Loss on Extinguishment of Debt. During 2019, the redemption of our remaining Senior Notes due 2020 and 2021 resulted in a loss on extinguishment of debt of $22.7 million. See Note 12 of Notes to Consolidated Financial Statements for additional information.
Amortization and Impairment of Other Acquired Intangible Assets and Impairment of Goodwill. During the fourth quarter of 2019, in connection with the reclassification of Clayton as held for sale, we recorded a goodwill impairment of $4.8 million, as well as an impairment charge for other acquired intangible assets of $13.7 million. See Note 7 of Notes to Consolidated Financial Statements for additional information. The amortization of intangible assets primarily reflects the amortization of intangible assets acquired as part of the Clayton acquisition in 2014.
Income Tax Provision. Our 2020 effective tax rate was 17.9%, as compared to 20.8% for 2019. Our effective tax rate in 2020 was lower than the federal statutory tax rate primarily due to the accounting for uncertainty of income taxes, which we view as a Discrete Item. Our effective tax rate in 2019 approximated the federal statutory tax rate.
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
Although adjusted pretax operating income (loss) excludes certain items that have occurred in the past and are expected to occur in the future, the excluded items represent those that are: (i) not viewed as part of the operating performance of our primary activities or (ii) not expected to result in an economic impact equal to the amount reflected in pretax income (loss). These adjustments, along with the reasons for their treatment, are described in Note 4 of Notes to Consolidated Financial Statements.
The following table provides a reconciliation of consolidated pretax income to our non-GAAP financial measure for the consolidated Company of adjusted pretax operating income.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Consolidated pretax income	$479,441	$848,993	$684,186
Less income (expense) items:
Net gains (losses) on investments and other financial instruments	60,277	51,719	(42,476)
Loss on extinguishment of debt	—	(22,738)	—
Impairment of goodwill	—	(4,828)	—
Amortization and impairment of other acquired intangible assets	(5,144)	(22,288)	(12,429)
Impairment of other long-lived assets and other non-operating items (1)	(7,759)	(7,507)	(6,404)
Total adjusted pretax operating income (2)	$432,067	$854,635	$745,495
(1)The amounts for the years ended December 31, 2020 and 2019 primarily relate to impairments of other long-lived assets and are included in other operating expenses on the consolidated statement of operations. The amount for the year ended December 31, 2018 is included within restructuring and other exit costs on the consolidated statements of operations, except for $1.6 million in 2018 related to the impairment of other long-lived assets, included in other operating expenses.
(2)Total adjusted pretax operating income on a consolidated basis consists of adjusted pretax operating income (loss) for our Mortgage segment, Real Estate segment and All Other activities, as further detailed in Note 4 of Notes to Consolidated Financial Statements.

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
Adjusted diluted net operating income (loss) per share is calculated by dividing (i) adjusted pretax operating income (loss) attributable to common stockholders, net of taxes computed using the Company’s statutory tax rate, by (ii) the sum of the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. The following table provides a reconciliation of diluted net income (loss) per share to our non-GAAP financial measure for the consolidated company of adjusted diluted net operating income (loss) per share.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Diluted net income per share	$2.00	$3.20	$2.77
Less per-share impact of reconciling income (expense) items:
Net gains (losses) on investments and other financial instruments	0.31	0.25	(0.19)
Loss on extinguishment of debt	—	(0.11)	—
Impairment of goodwill	—	(0.02)	—
Amortization and impairment of other acquired intangible assets	(0.03)	(0.11)	(0.06)
Impairment of other long-lived assets and other non-operating items	(0.04)	(0.04)	(0.03)
Income tax (provision) benefit on other income (expense) items (1)	(0.05)	0.01	0.06
Difference between statutory and effective tax rate (2)	0.07	0.01	0.30
Per-share impact of other income (expense) items	0.26	(0.01)	0.08
Adjusted diluted net operating income per share (1)	$1.74	$3.21	$2.69
(1)Calculated using the Company’s federal statutory tax rate of 21%. Any permanent tax adjustments and state income taxes on these items have been deemed immaterial and are not included.
(2)For 2018, includes $0.34 of tax benefit related to the settlement of the IRS Matter, which includes both the impact of the settlement with the IRS as well as the reversal of certain related previously accrued state and local tax liabilities.
Adjusted net operating return on equity is calculated by dividing annualized adjusted pretax operating income (loss), net of taxes computed using the Company’s statutory tax rate, by average stockholders’ equity, based on the average of the beginning and ending balances for each period presented. The following table provides a reconciliation of return on equity to our non-GAAP financial measure for the consolidated company of adjusted net operating return on equity.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Return on equity (1)	9.4%	17.8%	18.7%
Less impact of reconciling income (expense) items: (2)
Net gains (losses) on investments and other financial instruments	1.4	1.4	(1.3)
Loss on extinguishment of debt	—	(0.6)	—
Impairment of goodwill	—	(0.1)	—
Amortization and impairment of other acquired intangible assets	(0.1)	(0.6)	(0.4)
Impairment of other long-lived assets and other non-operating items	(0.2)	(0.2)	(0.2)
Income tax (provision) benefit on reconciling income (expense) items (3)	(0.2)	—	0.4
Difference between statutory and effective tax rate (3) (4)	0.3	—	2.0
Impact of reconciling income (expense) items	1.2	(0.1)	0.5
Adjusted net operating return on equity	8.2%	17.9%	18.2%
(1)Calculated by dividing net income by average stockholders’ equity.
(2)As a percentage of average stockholders’ equity.
(3)Calculated using the Company’s federal statutory tax rates of 21%. Any permanent tax adjustments and state income taxes on these items have been deemed immaterial and are not included.
(4)The difference in 2018 includes the tax benefit related to the settlement of the IRS Matter, which includes both the impact of the settlement with the IRS as well as the reversal of certain related previously accrued state and local tax liabilities.
Results of Operations—Mortgage
As noted above in Results of Operations—Consolidated and as further discussed in Note 4 of Notes to Consolidated Financial Statements, we made certain modifications to our segment reporting in 2020. These changes to our reportable segments have been reflected in our Mortgage segment operating results for all periods presented.

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
The following table summarizes our Mortgage segment’s results of operations for the years ended December 31, 2020, 2019 and 2018.

				$ Change
	Year Ended December 31,			Favorable (Unfavorable)
(In millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Adjusted pretax operating income (1) (2)	$451.5	$852.9	$770.7	$(401.4)	$82.2
Net premiums written	1,011.0	1,075.5	991.0	(64.5)	84.5
(Increase) decrease in unearned premiums	81.8	58.8	15.7	23.0	43.1
Net premiums earned	1,092.8	1,134.2	1,006.7	(41.4)	127.5
Services revenue	14.8	8.1	5.0	6.7	3.1
Net investment income	137.2	151.5	148.3	(14.3)	3.2
Provision for losses	483.3	131.5	104.5	(351.8)	(27.0)
Policy acquisition costs	31.0	25.3	25.3	(5.7)	—
Cost of services	10.0	5.0	3.5	(5.0)	(1.5)
Other operating expenses (2)	200.5	225.7	214.5	25.2	(11.2)
Interest expense	71.2	56.3	43.7	(14.9)	(12.6)
(1)Our senior management uses adjusted pretax operating income as our primary measure to evaluate the fundamental financial performance of our business segments. See Note 4 of Notes to Consolidated Financial Statements for more information.
(2)Includes allocation of corporate operating expenses of $114.8 million, $104.1 million and $80.1 million for 2020, 2019 and 2018, respectively.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Adjusted Pretax Operating Income. The decrease in our Mortgage segment’s adjusted pretax operating income for 2020, compared to 2019, primarily reflects: (i) an increase in provision for losses and (ii) a decrease in net premiums earned. These items were partially offset by a decrease in other operating expenses. See “—Net Premiums Written and Earned” and “—Provision for Losses” below for more information about our net premiums earned and provision for losses, respectively.
Net Premiums Written and Earned. Net premiums written for 2020 decreased compared to 2019. The decrease reflects lower premium rates on our IIF portfolio compared to the same period in 2019, as well as a lower proportion of Single Premium Policies. In addition, net premiums written for 2020 reflect an increase in ceded premiums resulting from a reduction to accrued profit commissions, due to higher ceded losses primarily recorded in the second quarter of 2020.

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

	Year Ended December 31,
($ in thousands, except average primary IIF)	2020	2019		2018
Net premiums earned:
Direct
Premiums earned, excluding revenue from cancellations	$1,070,335	$1,154,045	(1)	$1,018,874
Single Premium Policy cancellations	193,349	79,483		47,990
Direct	1,263,684	1,233,528	(1)	1,066,864
Assumed (2)	12,214	10,382		6,904
Ceded
Premiums earned, excluding revenue from cancellations	(107,451)	(134,946)	(1)	(85,357)
Single Premium Policy cancellations (3)	(55,483)	(23,766)		(13,726)
Profit commission—other (4)	(20,197)	49,016	(1)	32,036
Ceded premiums, net of profit commission	(183,131)	(109,696)	(1)	(67,047)
Total net premiums earned	$1,092,767	$1,134,214	(1)	$1,006,721

Direct premium yield (in basis points) (5)	44.5	50.4	(1)	48.6
Net premium yield (in basis points) (6)	44.9	49.1	(1)	47.7
Average primary IIF (in billions)	$243.4	$231.0		$211.1
(1)Includes a cumulative adjustment to unearned premiums recorded in the second quarter of 2019 related to an update to the amortization rates used to recognize revenue for Single Premium Policies. This adjustment increased the 2019 direct premium yield and net premium yield by 1.9 and 1.4 basis points, respectively. See Note 2 of Notes to Consolidated Financial Statements for further information.
(2)Includes premiums from our participation in certain credit risk transfer programs.
(3)Includes the impact of related profit commissions.
(4)Represents the profit commission on the Single Premium QSR Program, excluding the impact of Single Premium Policy cancellations.
(5)Calculated by dividing direct premiums earned, including assumed revenue and excluding revenue from cancellations, by average primary IIF.
(6)Calculated by dividing net premiums earned by average primary IIF. The calculation for all periods presented incorporates the impact of profit commission adjustments related to our Single Premium QSR Program. For the year ended December 31, 2020, these profit commission adjustments are significantly impacted by the increased ceded losses in 2020. See Note 8 of Notes to Consolidated Financial Statements for further information.
Net premiums earned decreased for 2020 compared to 2019, primarily due to reduced profit commissions as a result of higher ceded losses. Also contributing to the decline for 2020 compared to 2019 was a $32.9 million cumulative adjustment in 2019 related to an update to the amortization rates used to recognize revenue for Single Premium Policies. See Note 2 of Notes to Consolidated Financial Statements for further information. These decreases to net premiums earned for 2020 were partially offset by the increase in net premiums earned from Single Premium Policy cancellations, as compared to 2019.
The level of mortgage prepayment speeds affects the revenue ultimately produced by our mortgage insurance business and is influenced by the mix of business we write. We believe that writing a mix of Single Premium Policies and Monthly Premium Policies has the potential to moderate the overall impact on our results if actual prepayments are significantly different from expectations. However, the impact of this moderating effect is affected by the amount of reinsurance we obtain on portions of our portfolio, with the Single Premium QSR Program currently reducing the proportion of retained Single Premium Policies in our portfolio. See “Key Factors Affecting Our Results—Mortgage—IIF and Related Drivers” for more information.

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
The following table provides information related to the impact on premiums earned of our reinsurance transactions. See Note 8 of Notes to Consolidated Financial Statements for more information about our reinsurance programs.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Ceded premiums earned:
Single Premium QSR Program	$137,198	$69,632	$44,286
Excess-of-Loss Program	37,053	25,483	2,305
QSR Program	8,418	13,979	19,660
Other	462	602	796
Total ceded premiums earned (1)	$183,131	$109,696	$67,047
Percentage of total direct and assumed premiums earned	14.2%	8.8%	6.1%
(1)Does not include the benefit from ceding commissions on our Single Premium QSR Programs, which are included in other operating expenses on the consolidated statement of operations. See Note 8 of Notes to Consolidated Financial Statements for additional information.
Net Investment Income. Lower investment yields, partially offset by higher average investment balances, resulted in decreases in net investment income for 2020, compared to 2019. Our higher investment balances were a result of investing our positive cash flows from operations.
Provision for Losses. The following table details the financial impact of the significant components of our provision for losses for the periods indicated.

	Year Ended December 31,
($ in millions, except reserve per new default)	2020	2019	2018
Current year defaults (1)	$517.8	$146.7	$135.3
Prior year defaults (2)	(34.5)	(14.7)	(31.7)
Second-lien mortgage loan PDR and other	—	(0.5)	0.9
Provision for losses	$483.3	$131.5	$104.5
Loss ratio (3)	44.2%	11.6%	10.4%
Reserve per new default (4)	$4,793	$3,579	$3,621
(1)Related to defaulted loans with a most recent default notice dated in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.
(2)Related to defaulted loans with a default notice dated in a year earlier than the year indicated, which have been continuously in default since that time.
(3)Provision for losses as a percentage of net premiums earned. See below and “—Net Premiums Written and Earned” for further discussion of the components of this ratio.
(4)Calculated by dividing provision for losses for new defaults, net of reinsurance, by new primary defaults for each period.
Our mortgage insurance provision for losses for 2020 increased by $351.8 million as compared to 2019. Reserves established for new default notices were the primary driver of our total incurred losses for 2020 and 2019. Current year new primary defaults increased significantly for 2020, compared to 2019, as shown below. The increase primarily relates to a significant increase in the number of new default notices resulting from the COVID-19 pandemic, substantially all due to borrowers in forbearance programs. Our gross Default to Claim Rate assumption for new primary defaults was 8.5% at December 31, 2020, compared to 7.5% as of December 31, 2019. This increase reflects the estimated impact of a worsening macroeconomic environment, partially offset by the expected beneficial effects of mortgage relief options and protections, including forbearance programs under the CARES Act. See Notes 1 and 11 of Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” for additional information. In addition, the new defaults reported in 2020 are concentrated in more recent origination vintages and have higher average loan balances, which in turn contributes to higher reserves per new default.
Our provision for losses during 2020 benefited from favorable reserve development on prior period defaults, based on favorable cure activity. Our provision for losses during 2019 was similarly impacted by favorable reserve development on prior year defaults. This favorable development in 2019 was primarily driven by a reduction during the period in certain Default to Claim Rate assumptions for prior year defaults, based on observed trends of higher Cures than were previously estimated on those prior year defaults, partially offset by an increase in our IBNR reserve estimate related to certain legal proceedings. See Note 13 of Notes to Consolidated Financial Statements for additional information.

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
Our primary default rate at December 31, 2020 was 5.2% compared to 2.0% at December 31, 2019. The following table shows a rollforward of the number of our primary loans in default.

	Year Ended December 31,
	2020	2019	2018
Beginning default inventory	21,266	21,093	27,922
New defaults	108,025	40,985	37,369
Cures	(72,404)	(38,005)	(39,799)
Claims paid (1)	(1,330)	(2,747)	(4,322)
Rescissions and Claim Denials, net of (Reinstatements) (2)	(20)	(60)	(77)
Ending default inventory	55,537	21,266	21,093
(1)Includes those charged to a deductible under Pool Mortgage Insurance arrangements, as well as commutations. Excludes the impact of claims settled in 2020 related to certain previously disclosed legal proceedings. See Note 13 of Notes to Consolidated Financial Statements for additional information.
(2)Net of any previous Rescission and Claim Denials that were reinstated during the period. Such reinstated Rescissions and Claim Denials may ultimately result in a paid claim.
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
The following tables show additional information about our primary loans in default as of the dates indicated.

	December 31, 2020
($ in thousands)	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
Missed Payments	#	%	#	%	$	%
Two to three payments	12,504	22.5%	64	36.5%	$99,491	12.4%
Four to 11 payments	37,691	67.9	190	26.3	512,248	64.1
12 payments or more	5,067	9.1	861	5.4	172,161	21.5
Pending claims	275	0.5	N/A	8.2	15,614	2.0
Total	55,537	100.0%	1,115		799,514	100.0%
IBNR and other					9,966
LAE					20,172
Total primary reserves					$829,652

	December 31, 2019
($ in thousands)	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
Missed Payments	#	%	#	%	$	%
Two to three payments	10,816	50.9%	125	32.6%	$89,187	26.2%
Four to 11 payments	6,222	29.3	462	21.5	94,912	27.9
12 payments or more	3,646	17.1	1,077	7.0	124,534	36.7
Pending claims	582	2.7	N/A	3.7	31,187	9.2
Total	21,266	100.0%	1,664		339,820	100.0%
IBNR and other					40,920
LAE					8,918
Total primary reserves					$389,658
N/A – Not applicable
Our aggregate weighted-average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was approximately 24% and 30%, at December 31,

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
2020 and 2019, respectively. This decrease was primarily due to a shift in the mix of defaults during 2020, given the larger proportion of more recent defaults, including defaults of loans subject to forbearance programs implemented in response to the COVID-19 pandemic. Our net Default to Claim Rate and loss reserve estimate incorporates our expectations with respect to future Rescissions, Claim Denials and Claim Curtailments. Our estimate of such net future Loss Mitigation Activities, inclusive of claim withdrawals, reduced our loss reserve as of December 31, 2020 and 2019 by $29 million and $19 million, respectively. These expectations are based primarily on recent claim withdrawal activity and our recent experience with respect to the number of claims that have been denied due to the policyholder’s failure to submit sufficient documentation to perfect a claim within the time period permitted under our Master Policies, as well as our recent experience with respect to the number of insurance certificates that have been rescinded due to fraud, underwriter negligence or other factors.
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
We expect that a portion of previously rescinded policies will be reinstated and previously denied claims will be resubmitted with the required documentation and ultimately paid; therefore, we have incorporated this expectation into our IBNR reserve estimate. Our IBNR reserve estimate was $10.0 million and $41.0 million at December 31, 2020 and 2019, respectively. The decrease in our IBNR reserve in 2020 as compared to 2019 is primarily related to claims paid in 2020 to settle certain previously disclosed legal proceedings. See Notes 11 and 13 of Notes to Consolidated Financial Statements for additional information.
Factors that impact the severity of a claim include, but are not limited to: (i) the size of the loan; (ii) the amount of mortgage insurance coverage placed on the loan; (iii) the amount of time between default and claim during which we are expected to cover interest (capped at two years under our Prior Master Policy and capped at three years under our 2014 Master Policy and 2020 Master Policy) and certain expenses; and (iv) the impact of certain loss management activities with respect to the loan. The average Claim Severity experienced for loans covered by our primary insurance was 101.4% for 2020, compared to 101.8% in 2019.
Our mortgage insurance total loss reserve as a percentage of our mortgage insurance total RIF was 1.4% and 0.7% at December 31, 2020 and December 31, 2019, respectively. See Note 11 of Notes to Consolidated Financial Statements for information regarding our reserves for losses and a reconciliation of our Mortgage segment’s beginning and ending reserves for losses and LAE.
Total mortgage insurance claims paid in 2020 of $97.6 million have decreased from claims paid of $132.2 million in 2019. The decrease in claims paid is primarily attributable to COVID-19-related forbearance plans and suspensions of foreclosures and evictions. Claims paid in both periods also include the impact of commutations and settlements, including for payments made in 2020 to settle certain previously disclosed legal proceedings. Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter, based on the rate that defaults cure and other factors, including the impact of foreclosure moratoriums (as further described in “Item 1. Business—Mortgage—Defaults and Claims”), that make the timing of paid claims difficult to predict.
The following table shows net claims paid by product and the average claim paid by product for the periods indicated.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net claims paid: (1)
Total primary claims paid	$66,186	$118,548	$187,639
Total pool and other	(432)	3,162	3,842
Subtotal	65,754	121,710	191,481
Impact of commutations and settlements (2)	31,847	10,517	24,467
Total net claims paid	$97,601	$132,227	$215,948

Total average net primary claim paid (1) (3)	$46.7	$49.0	$53.7
Average direct primary claim paid (3) (4)	$49.4	$50.0	$54.4
(1)Net of reinsurance recoveries.
(2)Includes payments to commute mortgage insurance coverage on certain performing and non-performing loans. For the year ended December 31, 2020, primarily includes payments made to settle certain previously disclosed legal proceedings.
(3)Calculated without giving effect to the impact of commutations and settlements.
(4)Before reinsurance recoveries.

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
Other Operating Expenses. The decrease in other operating expenses for 2020, as compared to 2019, is primarily due to: (i) a decrease in technology-related expenses; (ii) a decrease in compensation expense in 2020, including variable and share-based compensation; and (iii) an increase in ceding commissions. This decrease in expense was partially offset by higher allocated corporate operating expenses.
Our expense ratio on a net premiums earned basis represents our Mortgage segment’s operating expenses (which include policy acquisition costs and other operating expenses, as well as allocated corporate operating expenses), expressed as a percentage of net premiums earned. Our expense ratio was 21.2% for 2020, compared to 22.1% for 2019. The decrease in other operating expenses during 2020 was the primary driver of the decrease in the expense ratio as compared to 2019.
Interest Expense. The increase in interest expense for 2020, as compared to 2019, primarily reflects an increase in our senior notes outstanding in 2020. This increase in interest expense was partially offset by the positive impact of our net reduction in senior notes outstanding in 2019. See Note 12 of Notes to Consolidated Financial Statements for additional information on our senior notes.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The increase in our Mortgage segment’s adjusted pretax operating income for 2019, compared to 2018, primarily reflected an increase in net premiums earned, due primarily to an increase in IIF and also impacted by a $32.9 million cumulative adjustment in 2019 related to an update to the amortization rates used to recognize revenue for Single Premium Policies, as further discussed above in “—Net Premiums Written and Earned”. Partially offsetting this item were increases in: (i) provision for losses; (ii) other operating expenses; and (iii) interest expense allocated by Radian Group.
Results of Operations—Real Estate
As noted above in “Results of Operations—Consolidated” and as further discussed in Note 4 of Notes to Consolidated Financial Statements, we made certain modifications to our segment reporting in 2020. These changes to our reportable segments have been reflected in our Real Estate segment operating results for all periods presented. See “Item 1. Business—Real Estate—Real Estate Business Overview—Services Offered” and Note 1 of Notes to Consolidated Financial Statements for additional information regarding the Real Estate segment and the January 2020 sale of Clayton, as well as other changes impacting our reportable segments in 2020.
The following table summarizes our Real Estate segment’s results of operations for the years ended December 31, 2020, 2019 and 2018.

				$ Change
	Year Ended December 31,			Favorable (Unfavorable)
(In millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Adjusted pretax operating income (loss) (1)	$(23.2)	$(18.0)	$(4.0)	$(5.2)	$(14.0)
Net premiums earned	22.6	12.0	7.3	10.6	4.7
Services revenue	79.5	76.9	79.1	2.6	(2.2)
Cost of services	61.5	56.6	47.0	(4.9)	(9.6)
Other operating expenses (2)	62.3	50.2	42.9	(12.1)	(7.3)
(1)Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of our business segments. See Note 4 of Notes to Consolidated Financial Statements.
(2)Includes allocation of corporate operating expenses of $12.8 million, $10.2 million and $8.4 million for 2020, 2019 and 2018, respectively.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Our Real Estate segment’s adjusted pretax operating loss for 2020 was $23.2 million, compared to an adjusted pretax operating loss of $18.0 million in 2019. The increase in our adjusted pretax operating loss in 2020, as compared to 2019, was primarily related to the negative impact of the COVID-19 pandemic on the operating environment for certain business lines and continued strategic investments focused on our title and digital real estate businesses. Such investments contributed to an increase in total expenses, which was partially offset by an increase in net premiums earned and services revenue attributable to the strong origination growth in our title insurance business. The increase in other operating expenses for 2020 compared to 2019 was also due in part to higher allocated corporate operating expenses.

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The increase in our adjusted pretax operating loss for 2019, as compared to 2018, was driven by an increase in other operating expenses and cost of services due to an increase in the number of employees and other similar initiatives to support growth, partially offset by an increase in net premiums earned from our title insurance business.
Results of Operations—All Other
The following table summarizes our All Other results of operations for the years ended December 31, 2020, 2019 and 2018.

				$ Change
	Year Ended December 31,			Favorable (Unfavorable)
(In millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Adjusted pretax operating income (loss) (1)	$3.8	$19.8	$(21.2)	$(16.0)	$41.0
Services revenue	12.5	71.0	62.6	(58.5)	8.4
Net investment income	16.5	19.6	3.8	(3.1)	15.8
Cost of services	15.6	47.6	48.9	32.0	1.3
Other operating expenses	10.1	23.0	21.1	12.9	(1.9)
Interest expense	—	—	17.8	—	17.8
(1)Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments. See Note 4 of Notes to Consolidated Financial Statements.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Adjusted pretax operating income decreased in 2020 as compared to 2019 primarily as a result of certain allocated adjustments, which contributed to the reduction in services revenue from 2019 in addition to the impact of the sale of Clayton discussed below. Also contributing to the decrease in adjusted pretax operating income is a decrease in net investment income. Lower investment yields, partially offset by higher average investment balances, resulted in decreases in investment income for 2020, compared to 2019. Our higher investment balances were primarily a result of investing the proceeds from our May 2020 issuance of Senior Notes due 2025. In addition, services revenue, cost of services and other operating expenses all declined in 2020 as compared to 2019 as a result of the sale of Clayton in January 2020; however, the net impact of the sale was not material to the trend in adjusted pretax operating income.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Adjusted pretax operating income increased in 2019 compared to an adjusted pretax operating loss in 2018 primarily as a result of: (i) a decrease in interest expense, as a result of the Clayton Intercompany Note repayment, and (ii) an increase in net investment income. Higher average investment balances, combined with higher investment yields, resulted in increases in investment income for 2019, compared to 2018. Our higher investment balances were primarily a result of investing the large Extraordinary Distributions received by Radian Group from Radian Guaranty in 2019 and 2018. See Note 16 of Notes to Consolidated Financial Statements for additional information.

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
Liquidity and Capital Resources
Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net cash provided by (used in):
Operating activities	$658,434	$694,431	$677,786
Investing activities	(883,180)	(302,049)	(689,414)
Financing activities	222,618	(403,106)	22,386
Effect of exchange rate changes on cash and restricted cash	—	(4)	—
Increase (decrease) in cash and restricted cash	$(2,128)	$(10,728)	$10,758
Operating Activities. Our most significant source of operating cash flows is generally from premiums received from our mortgage insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our mortgage insurance policies and our operating expenses. Net cash provided by operating activities totaled $658.4 million for 2020, compared to $694.4 million in 2019. This decrease was principally the result of cash received from the IRS in the first quarter of 2019, which included a $57.2 million refund that was previously on deposit with the IRS, partially offset by a reduction in claims paid in 2020.
Investing Activities. Net cash used in investing activities increased in 2020, compared to 2019, primarily as a result of: (i) an increase in purchases, net of proceeds from sales, of fixed-maturity investments available for sale; (ii) a decrease in proceeds from sales of trading securities; and (iii) an increase in net purchases of short-term investments.
Financing Activities. Net cash provided by financing activities for 2020 was $222.6 million, as compared to net cash used in financing activities for 2019 of $403.1 million. For 2020, our primary financing activities included the issuance of Senior Notes due 2025, partially offset by: (i) repurchases of our common shares and (ii) an increase in dividends paid. See Notes 12 and 14 of Notes to Consolidated Financial Statements for additional information regarding our senior note issuance, share repurchases and increased dividends. For 2019, our primary financing activities included: (i) repurchases of our common shares and (ii) repayments and repurchases of senior notes exceeding related issuances.
See “Item 8. Financial Statements and Supplementary Data—Consolidated Statements of Cash Flows” for additional information.

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
Investment Portfolio
At December 31, 2020 and December 31, 2019, the following tables include $57.5 million and $66.4 million, respectively, of securities loaned to third-party borrowers under securities lending agreements, which are classified as other assets in our consolidated balance sheets. See Note 6 of Notes to Consolidated Financial Statements for more information about our investment portfolio, including our securities lending agreements.
The composition of our investment portfolio, presented as a percentage of overall fair value at December 31, 2020 and December 31, 2019, was as follows.

Investment Portfolio Diversification	December 31,
	2020		2019
($ in millions)	Fair Value	Percent	Fair Value	Percent
Corporate bonds and commercial paper	$3,527.7	51.5%	$2,554.8	44.6%
RMBS	846.9	12.4	795.5	13.9
CMBS	715.5	10.5	623.2	10.9
CLO	568.6	8.3	462.6	8.1
State and municipal obligations (1)	307.5	4.5	260.4	4.5
Money market instruments and certificates of deposit	270.0	3.9	203.5	3.5
Other ABS	252.7	3.7	316.1	5.5
U.S. government and agency securities	174.1	2.5	342.1	6.0
Equity securities	172.5	2.5	157.7	2.7
Other investments	10.4	0.2	9.3	0.3
Total	$6,845.9	100.0%	$5,725.2	100.0%
(1)Primarily consists of taxable state and municipal investments.
The following table shows the scheduled maturities of the securities held in our investment portfolio at December 31, 2020 and December 31, 2019.

Investment Portfolio Scheduled Maturity	December 31,
	2020		2019
($ in millions)	Fair Value	Percent	Fair Value	Percent
Short-term investments	$618.0	9.0%	$533.4	9.3%
Due in one year or less (1)	132.5	1.9	166.8	2.9
Due after one year through five years (1)	1,165.0	17.0	961.1	16.8
Due after five years through 10 years (1)	1,357.5	19.8	1,134.1	19.8
Due after 10 years (1)	1,014.9	14.8	570.6	10.0
Asset-backed and mortgage-backed securities (2)	2,383.5	34.9	2,197.4	38.4
Equity securities (3)	172.5	2.5	157.7	2.7
Other investments (3)	2.0	0.1	4.1	0.1
Total	$6,845.9	100.0%	$5,725.2	100.0%
(1)Actual maturities may differ as a result of calls before scheduled maturity.
(2)RMBS, CMBS, CLO and other ABS are shown separately, as they are not due at a single maturity date.
(3)No stated maturity date.

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
The following table provides the ratings of our investment portfolio, presented as a percentage of overall fair value, as of December 31, 2020 and December 31, 2019.

Investment Portfolio by Rating	December 31,
	2020		2019
($ in millions)	Fair Value	Percent	Fair Value	Percent
U.S. government / AAA	$2,420.6	35.4%	$2,339.9	40.9%
AA	1,095.5	16.0	932.6	16.3
A	2,128.6	31.1	1,506.5	26.3
BBB	999.7	14.6	784.4	13.7
BB and below	24.0	0.3	—	—
Equity securities	172.5	2.5	157.7	2.7
Other invested assets	5.0	0.1	4.1	0.1
Total	$6,845.9	100.0%	$5,725.2	100.0%

Liquidity Analysis—Holding Company
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. At December 31, 2020, Radian Group had available, either directly or through unregulated subsidiaries, unrestricted cash and liquid investments of $1.1 billion. Available liquidity at December 31, 2020 excludes certain additional cash and liquid investments that have been advanced to Radian Group from our subsidiaries to pay for corporate expenses and interest payments. Total liquidity, which includes our undrawn $267.5 million unsecured revolving credit facility, as described below, was $1.4 billion as of December 31, 2020.
During 2020, Radian Group’s available liquidity increased by $450.1 million, due primarily to net proceeds of $515.6 million from the issuance of Senior Notes due 2025 (see “—Capitalization—Holding Company” below for details) and Radian Reinsurance’s return of $465 million of capital to Radian Group in January 2020, as approved by the Pennsylvania Insurance Department. The effects of the debt issuance and return of capital were partially offset by the cost of share repurchases and dividends, as described below, and the transfer of $200 million of cash and marketable securities to Radian Guaranty in exchange for a surplus note in the same amount. See “—Mortgage” below for additional information.
In addition to available cash and marketable securities, Radian Group’s principal sources of cash to fund future liquidity needs include: (i) payments made to Radian Group by its subsidiaries under expense- and tax-sharing arrangements; (ii) net investment income earned on its cash and marketable securities; (iii) to the extent available, dividends or other distributions from our subsidiaries; and (iv) amounts, if any, that Radian Guaranty is able to repay under the Surplus Notes. Radian Group also has in place a $267.5 million unsecured revolving credit facility with a syndicate of bank lenders, which has a maturity date of January 18, 2022. At December 31, 2020, the full $267.5 million remains undrawn and available under the facility. Subject to certain limitations, borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to our insurance and reinsurance subsidiaries as well as growth initiatives. See Note 12 of Notes to Consolidated Financial Statements for additional information on the unsecured revolving credit facility.
We expect Radian Group’s principal liquidity demands for the next 12 months to be: (i) the payment of corporate expenses, including taxes; (ii) interest payments on our outstanding debt obligations; and (iii) subject to approval by our board of directors and our ongoing assessment of our financial condition and potential capital demands in our Mortgage business, the payment of quarterly dividends on our common stock and the potential repurchase of shares of our common stock, including pursuant to the current share repurchase authorization, as described below, for which $198.9 million in authorization remains outstanding.
In addition to our ongoing short-term liquidity needs discussed above, our most significant need for liquidity beyond the next 12 months is the repayment of $1.4 billion aggregate principal amount of our senior debt due in future years. See “—Capitalization—Holding Company” below for details of our debt maturity profile. Radian Group’s liquidity demands for the next 12 months or in future periods could also include: (i) early repurchases or redemptions of portions of our debt obligations; (ii) the repurchase of shares of our common stock; (iii) potential additional investments to support our business strategy; and (iv) potential additional capital contributions to our subsidiaries, including due to the continuing impact that the COVID-19 pandemic could have on the liquidity, results of operations and financial condition of Radian Group and our subsidiaries. As a result of the COVID-19 pandemic and its impact on the economy, including the significant increase in unemployment, we experienced a material increase in new defaults in the second quarter of 2020, and to a lesser extent in the second half of 2020, substantially all related to defaulted loans subject to forbearance programs implemented in response to the COVID-19 pandemic. While we expect it will take a number of months or years before any new defaults resulting from the pandemic would require a claim payment, Radian Group may be required to contribute additional capital to support Radian Guaranty’s PMIERs Cushion due to increased minimum asset requirements on defaulted loans. See “Item 1A. Risk Factors,” including “—Radian Group’s sources of

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
liquidity may be insufficient to fund its obligations” and “—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” for additional discussion about the elevated risks and uncertainties associated with the COVID-19 pandemic and the potential impact to Radian Guaranty’s Minimum Required Assets. See also Notes 1 and 16 of Notes to Consolidated Financial Statements and “Overview—COVID-19 Impacts” for further information.
If Radian Group’s current sources of liquidity are insufficient to fund its obligations, or if we otherwise decide to increase our liquidity position, Radian Group may seek additional capital, including by incurring additional debt, issuing additional equity, or selling assets, which we may not be able to do on favorable terms, if at all.
Share Repurchases. During 2020 and 2019, the Company repurchased 11.0 million shares and 13.5 million shares of Radian Group common stock, respectively, under programs authorized by Radian Group’s board of directors, at a total cost of $226.3 million and $300.2 million, respectively, including commissions. Effective March 19, 2020, the Company temporarily suspended purchases under its share repurchase program and canceled its then current 10b5-1 plan in response to uncertainty resulting from the COVID-19 pandemic. Radian may initiate a new 10b5-1 plan at its discretion in the future. The expiration date of the current share repurchase authorization remains August 31, 2021 and the Company had $198.9 million of the share repurchase authorization remaining at December 31, 2020. See Note 14 of Notes to Consolidated Financial Statements for additional details on our share repurchase programs.
Dividends. Effective February 13, 2020, Radian Group’s board of directors authorized an increase to the Company’s quarterly cash dividend to $0.125 per share. Based on our current outstanding shares of common stock, we would require approximately $96 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of December 31, 2020, our capital surplus was $4.2 billion, representing our dividend limitation under Delaware law. The declaration and payment of future quarterly cash dividends remains subject to the board of directors’ determination.
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding debt obligations. Corporate expenses and interest expense on Radian Group’s debt obligations allocated under these arrangements during 2020 of $129.9 million and $68.9 million, respectively, were substantially all reimbursed by our subsidiaries. We expect substantially all of our holding company expenses to continue to be reimbursed by our subsidiaries under our expense-sharing arrangements. The expense-sharing arrangements between Radian Group and our mortgage insurance subsidiaries, as amended, have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.
Taxes. Pursuant to our tax-sharing agreements, our operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if they were not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may pay to or receive from its operating subsidiaries amounts that differ from Radian Group’s consolidated federal tax payment obligation. During 2020, Radian Group received $17.4 million of net tax-sharing agreement payments from its operating subsidiaries.
Capitalization—Holding Company
The following table presents our holding company capital structure.

(In thousands)	December 31, 2020	December 31, 2019
Debt:
Senior Notes due 2024	$450,000	$450,000
Senior Notes due 2025	525,000	—
Senior Notes due 2027	450,000	450,000
Deferred debt costs on senior notes	(19,326)	(12,890)
Revolving credit facility	—	—
Total	1,405,674	887,110
Stockholders’ equity	4,284,353	4,048,723
Total capitalization	$5,690,027	$4,935,833
Debt-to-capital ratio	24.7%	18.0%

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
Stockholders’ equity increased by $235.6 million from December 31, 2019 to December 31, 2020. The net increase in stockholders’ equity resulted primarily from: (i) our net income of $393.6 million for 2020 and (ii) net unrealized gains on investments of $153.3 million. These items were partially offset by shares repurchased under our share repurchase programs at a cost of $226.3 million, including commissions, and dividend and dividend equivalents of $98.8 million.
We regularly evaluate opportunities, based on market conditions, to finance our operations by accessing the capital markets or entering into other types of financing arrangements with institutional and other lenders and financing sources, and consider various measures to improve our capital and liquidity positions, as well as to strengthen our balance sheet, improve Radian Group’s debt maturity profile and maintain adequate liquidity for our operations. In the past we have repurchased or exchanged, prior to maturity, some of our outstanding debt, and in the future, we may from time to time seek to redeem, repurchase or exchange for other securities, or otherwise restructure or refinance some or all of our outstanding debt prior to maturity in the open market or through other public or private transactions, including pursuant to one or more tender offers or through any combination of the foregoing, as circumstances may allow. The timing or amount of any potential transactions will depend on a number of factors, including market opportunities and our views regarding our capital and liquidity positions and potential future needs, including as a result of the effects of the COVID-19 pandemic. There can be no assurance that any such transactions will be completed on favorable terms, or at all.
In May 2020, we issued $525 million aggregate principal amount of Senior Notes due 2025 and received net proceeds of $515.6 million. These notes mature on March 15, 2025 and bear interest at a rate of 6.625% per annum, payable semi-annually on March 15 and September 15 of each year, which interest payments commenced on September 15, 2020. See Note 12 of Notes to Consolidated Financial Statements for additional information about these notes and our other senior notes.
Mortgage
The principal demands for liquidity in our Mortgage business currently include: (i) the payment of claims, and potential claim settlement transactions, net of reinsurance; (ii) expenses (including those allocated from Radian Group); (iii) repayments of FHLB advances; (iv) interest expense and repayments, if any, associated with the Surplus Notes; and (v) taxes, including potential additional purchases of U.S. Mortgage Guaranty Tax and Loss Bonds. See Notes 10 and 16 of Notes to Consolidated Financial Statements for additional information related to these non-interest bearing instruments. The principal sources of liquidity in our Mortgage business currently include insurance premiums, net investment income and cash flows from: (i) investment sales and maturities; (ii) FHLB advances; and (iii) capital contributions from Radian Group. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a substantial portion of the funds necessary to satisfy their needs for the foreseeable future. However, see “Overview—COVID-19 Impacts” and Note 1 of Notes to Consolidated Financial Statements for discussion about the elevated risks and uncertainties associated with the COVID-19 pandemic, including the impact on our PMIERs Cushion.
As of December 31, 2020, our mortgage insurance subsidiaries maintained claims paying resources of $5.2 billion on a statutory basis, which consists of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves. In addition, our reinsurance programs are designed to provide additional claims-paying resources during times of economic stress and elevated losses. See Note 8 of Notes to Consolidated Financial Statements for additional information about our reinsurance programs.
Radian Guaranty’s Risk-to-capital as of December 31, 2020 was 12.7 to 1. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form. At December 31, 2020, Radian Guaranty had statutory policyholders’ surplus of $481.5 million. This balance includes a $210.9 million benefit from U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury, which mortgage guaranty insurers such as Radian Guaranty may purchase in order to be eligible for a tax deduction, subject to certain limitations, related to amounts required to be set aside in statutory contingency reserves. See Note 16 of Notes to Consolidated Financial Statements, “Overview—COVID-19 Impacts” and “Item 1A. Risk Factors” for more information about these bonds and the risks associated with potential corporate tax rate increases, our statutory and PMIERs requirements and the potential effects of increased defaults due to the COVID-19 pandemic.
Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. Radian Guaranty currently is an approved mortgage insurer under the PMIERs. At December 31, 2020, Radian Guaranty’s Available Assets under the current PMIERs financial requirements totaled approximately $4.7 billion, resulting in a PMIERs Cushion of $1.3 billion, or 40%, over its Minimum Required Assets of $3.4 billion.

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
The following chart summarizes our PMIERs Cushion and Radian’s excess available resources as of December 31, 2020, 2019 and 2018, calculated based on the PMIERs financial requirements in effect for each date shown.

PMIERs Excess Available Resources

Value ($ in millions)
$3,000
$2,000
$1,000
$0
$2,674
$1,690
$1,514
December 31, 2020
December 31, 2019
December 31, 2018

	($ in millions (1))	December 31, 2020		December 31, 2019		December 31, 2018
¢	Credit Facility	$268	8%	$268	9%	$268	9%
¢	Radian Group Liquidity, Net (2)	1,068	32	618	22	679	23
¢	PMIERs Cushion (3)	1,338	40	804	28	567	19
	Total	$2,674	80%	$1,690	59%	$1,514	51%

_______________________________________________________________________
(1)Percentages represent the values shown as a percentage of Minimum Required Assets under the applicable PMIERs financial requirements in effect for the dates shown.
(2)Represents Radian Group’s available liquidity, net of the $35 million minimum liquidity requirement under the unsecured revolving credit facility.
(3)Represents Radian Guaranty’s excess, or “cushion,” of Available Assets over its Minimum Required Assets, calculated in accordance with the PMIERs financial requirements in effect for each date shown.
Our PMIERs Cushion at December 31, 2020, includes a benefit from the current broad-based application of the Disaster Related Capital Charge that has reduced the total amount of Minimum Required Assets that Radian Guaranty otherwise would have been required to hold against pandemic-related defaults as of December 31, 2020 by approximately $650.0 million, taking into consideration our existing risk distribution structures. We expect that application of the Disaster Related Capital Charge will continue to materially reduce Radian Guaranty’s PMIERs Minimum Required Assets; however, the benefit that Radian Guaranty currently is receiving from the Disaster Related Capital Charge is expected to diminish over time.
Under the terms of the temporary COVID-19 Amendment, unless extended by the GSEs, the COVID-19 Crisis Period is currently scheduled to end March 31, 2021. If this occurs, for new defaults going forward, the Disaster Related Capital Charge would only be applied to these defaults if they are subject to a COVID-19 forbearance plan. The Disaster Related Capital Charge would continue to apply to these defaults for as long as they remained in the COVID-19 forbearance plan.
With respect to existing defaults occurring during the COVID-19 Crisis Period, the Disaster Related Capital Charge will continue to apply until: (i) they fail to enter a COVID-19 forbearance program within the period prescribed by the COVID-19 Amendment or (ii) for defaults subject to a COVID-19 forbearance plan, repayment plan or loan modification trial period, they exit the program, plan or trial period without curing the default status.
For all defaulted loans that continue to remain in forbearance, increased asset factors under the PMIERs are applied against defaulted loans based on the amount of time the loans remain in default, with increases taking place upon four, six and 12 missed monthly payments. As a result, notwithstanding the continued application of the Disaster Related Capital Charge, the total amount of Minimum Required Assets we may be required to hold against defaulted loans will increase over time, including for loans subject to forbearance programs, because the 0.30 multiplier is applied to a higher base factor for the defaulting loans as they age.
Given the lack of an expiration date under the CARES Act, it is difficult to estimate how long the GSEs may continue to offer COVID-19 forbearance programs for new defaults. It is also difficult to assess how long the GSEs may continue to apply the temporary COVID-19 Amendment to new and existing defaults. See “Item 1. Business—Regulation—GSE Requirements” for more information about the Disaster Related Capital Charge that is currently being applied by the GSEs to certain nonperforming loans in response to the COVID-19 pandemic.
Our PMIERs Cushion as of December 31, 2020 includes the benefit from our reinsurance agreements, including the 2020 agreements with Eagle Re 2020-1 Ltd. and Eagle Re 2020-2 Ltd., effective February 2020 and October 2020, respectively. The PMIERs Cushion also includes the transfer of $200 million of cash and marketable securities from Radian Group in exchange for a surplus note in the same amount in January 2020, partially offset by an increase in Minimum Required Assets due to the termination of the intercompany reinsurance agreement with Radian Reinsurance. See Notes 8 and 16 of Notes to Consolidated

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
Financial Statements, respectively, for additional information on Eagle Re 2020-1 Ltd. and Eagle Re 2020-2 Ltd. and these intercompany actions.
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
Even though they hold assets in excess of the minimum statutory capital thresholds and PMIERs financial requirements, the ability of Radian’s mortgage insurance subsidiaries to pay dividends on their common stock is restricted by certain provisions of the insurance laws of Pennsylvania, their state of domicile. Under Pennsylvania’s insurance laws, ordinary dividends and other distributions may only be paid out of an insurer’s positive unassigned surplus, measured as of the end of the prior fiscal year, unless the Pennsylvania Insurance Department approves the payment of dividends or other distributions from another source. In light of Radian Guaranty’s negative unassigned surplus related to operating losses in prior periods, the ongoing need to set aside contingency reserves, and the current ongoing economic uncertainty related to the COVID-19 pandemic, which increased losses in 2020 and could further increase losses in future periods, we do not anticipate that Radian Guaranty will be permitted under applicable insurance laws to pay ordinary dividends to Radian Group for the foreseeable future. As a result of its positive unassigned surplus as of December 31, 2020, Radian Reinsurance does have the ability to pay an ordinary dividend in 2021 up to $36.1 million. See Note 16 of Notes to Consolidated Financial Statements for additional information on statutory dividend restrictions and contingency reserve requirements.
Under Pennsylvania’s insurance laws, an insurer may request an Extraordinary Distribution, but payment is subject to the approval of the Pennsylvania Insurance Department. Radian Guaranty sought and received such approval to return capital by paying Extraordinary Distributions of $375 million and $450 million to Radian Group in 2019 and 2018, respectively.
Radian Guaranty and Radian Reinsurance are both members of the FHLB. As members, they may borrow from the FHLB, subject to certain conditions, which include requirements to post collateral and to maintain a minimum investment in FHLB stock. Advances from the FHLB may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing for general cash management purposes and for purchases of additional investment securities that have similar durations, for the purpose of generating additional earnings from our investment securities portfolio with limited incremental risk. As of December 31, 2020, there were $176.5 million of FHLB advances outstanding. See Note 12 of Notes to Consolidated Financial Statements for additional information.
Real Estate
As of December 31, 2020, our Real Estate segment maintained cash and liquid investments totaling $55.3 million, primarily held by Radian Title Insurance. The sale of Clayton, in January 2020, did not have a material impact on our liquidity.
Title insurance companies, including Radian Title Insurance, are subject to comprehensive state regulations, including minimum net worth requirements. Radian Title Insurance was in compliance with its respective minimum net worth requirements at December 31, 2020. In the event the cash flows from operations of the Real Estate segment are not adequate to fund all of its needs, including the regulatory capital needs of Radian Title Insurance, Radian Group may provide additional funds to the segment in the form of an intercompany note or other capital contribution, and if needed for Radian Title Insurance subject to the approval of the Ohio Department of Insurance. Additional capital support may also be required for potential investments in new business initiatives to support our strategy of growing our businesses.
Liquidity levels may fluctuate depending on the levels and contractual timing of our invoicing and the payment practices of our Real Estate clients, in combination with the timing of our Real Estate segment’s payments for employee compensation and to external vendors. The amount, if any, and timing of the Real Estate segment’s dividend paying capacity will depend primarily on the amount of excess cash flow generated by the segment.
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
(1)Based on the July 14, 2020 update, Moody’s outlook for Radian Group and Radian Guaranty currently is Stable.
(2)Based on the November 17, 2020 update, S&P’s outlook for Radian Group, Radian Guaranty and Radian Reinsurance is currently Negative.
(3)Based on the August 27, 2020 release, Fitch’s outlook for Radian Group and Radian Guaranty is currently Negative.
Critical Accounting Estimates
SEC guidance defines Critical Accounting Estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operation of the registrant. These items require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing our consolidated financial statements in accordance with GAAP, management has made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
In preparing these financial statements, management has utilized available information, including our past history, industry standards and the current and projected economic and housing environments, among other factors, in forming its estimates, assumptions and judgments, giving due consideration to materiality. Because the use of estimates is inherent in GAAP, actual results could differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. A summary of the accounting estimates that management believes are critical to the preparation of our consolidated financial statements is set forth below. See Note 2 of Notes to Consolidated Financial Statements for additional disclosures regarding our significant accounting policies.
Mortgage Insurance Portfolio
Reserve for Losses and LAE
We establish reserves to provide for losses and LAE, which include the estimated costs of settling claims in our mortgage insurance portfolio, in accordance with the accounting standard regarding accounting and reporting by insurance enterprises. In our mortgage insurance business, the default and claim cycle begins with the receipt of a default notice from the loan servicer. We maintain an extensive database of default and claim payment history, and use models based on a variety of loan characteristics to determine the likelihood that a default will reach claim status.
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
We considered the sensitivity of first-lien loss reserve estimates at December 31, 2020 by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate estimates for primary loans, excluding any potential benefits from reinsurance. For example, assuming all other factors remain constant, for every one percentage point change in primary Claim Severity (which we estimate to be 97.5% of defaulted risk exposure at December 31, 2020), we estimated that our loss reserves would change by approximately $8.2 million at December 31, 2020. Assuming all other factors remain constant, for every one percentage point change in our overall primary net Default to Claim Rate (which we estimate to be 24% at December

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
31, 2020, including our assumptions related to Loss Mitigation Activities), we estimated a $33.5 million change in our loss reserves at December 31, 2020.
Senior management regularly reviews the modeled frequency, Claim Severity and Loss Mitigation Activity estimates, which are based on historical trends, as described above. If recent emerging or projected trends differ significantly from the historical trends used to develop the modeled estimates, management evaluates these trends and determines how they should be considered in its reserve estimates. Estimating our case reserve for losses involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of each potential loss. The models, assumptions and estimates we use to establish loss reserves may prove to be inaccurate, especially during an extended economic downturn or a period of extreme market volatility and economic uncertainty such as we are currently experiencing due to the COVID-19 pandemic. These assumptions require management to use considerable judgment in estimating the rate at which these loans will result in claims. As such, given the current environment, there is significant uncertainty around our reserve estimate.
Premium Revenue Recognition
Premiums on mortgage insurance products are written on a recurring basis, either as monthly or annual premiums, or on a multi-year basis as a single premium. Monthly premiums written are earned as coverage is provided each month. For certain monthly policies where the billing is deferred for the first month’s coverage period, currently to the end of the policy, we record a net premium receivable representing the present value of such deferred premiums that we estimate will be collected at that future date. We recognize changes in this receivable based on changes in the estimated amount and timing of such collections, including as a result of changes in observed trends as well as our periodic review of our servicing guide and our operations and collections practices. Key assumptions supporting our estimate include a collection rate and average life. During 2020, we adjusted our assumptions for collectability and average life, which had an impact of increasing the net premium receivable and net premiums earned by $11.3 million and was the primary driver of the $12.3 million net change in the deferred premium receivable. If the collection rate assumption increased or decreased by 500 basis points, it would result in a $2.5 million increase or decrease, respectively, in the net premium receivable and net premiums earned. If the average life assumption increased or decreased by one year, it would result in an approximate $2.5 million decrease or increase, respectively, in the net premium receivable and net premiums earned. Additionally, given the difference between the present value of the net premium receivable recorded and the contractual premiums due, changes in our servicing guide, operations or collection practices, such as reductions in the deferral period, could have up to a $47.3 million pre-tax benefit to our results of operations in periods when any changes are implemented.
Single premiums written are initially recorded as unearned premiums and earned over time based on the anticipated loss pattern and the estimated period of risk exposure, which is primarily derived from historical experience and other factors such as projected losses, premium type and projected contractual periods of risk based on original LTV. Our estimate for the single premium earnings pattern is updated periodically and subject to change given uncertainty as to the underlying loss development and duration of risk. During 2019, we updated our estimated period of risk exposure due to the continuing increase in the significance of borrower-paid Single Premium Policies as well as our estimated anticipated loss pattern due to changes in observed and projected losses. During 2019, this change in estimate resulted in a $32.9 million increase in net premiums earned. There were no changes to our single premium earnings pattern estimate in 2020. Actual future experience that is different than expected loss development or policy cancellations could result in further material increases or decreases in the recognition of net premiums earned. Based on historical experience, losses are relatively low during the first two years after a loan is originated and then increase over a period of several years before declining; however, several factors can impact and change this cycle, including the economic environment, the quality of the underwriting of the loan, characteristics of the mortgage loan, the credit profile of the borrower, housing prices and unemployment rates. If the timing of losses were to shift, it could accelerate or decelerate our recognition of net premiums earned and could have a material impact on our results of operations.
Deferred Policy Acquisition Costs
Incremental, direct costs associated with the successful acquisition of mortgage insurance policies, consisting of compensation, premium tax and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs and amortized in proportion to estimated gross profits over the life of the policies. Estimates of expected gross profit, including the Persistency Rate and loss development assumptions for each underwriting year used as a basis for amortization, are evaluated quarterly and the total amortization recorded to date is adjusted by a charge or credit to our consolidated statements of operations if actual experience or other evidence suggests that previous estimates should be revised. As our premiums are earned over time, changes in our assumptions for persistency or the timing of projected losses can result in the acceleration or deceleration in amortization of deferred policy acquisition costs, which could create volatility in our consolidated statements of operations in the period of the change. Considerable judgment is used in evaluating these estimates and the assumptions on which they are based. At December 31, 2020 and 2019, deferred policy acquisition costs were $18.3 million and $20.8 million, respectively.

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
Credit Losses and Other Impairments
Investments
We perform an evaluation of fixed-maturity securities available for sale each quarter to assess whether any decline in their fair value below cost is deemed to be a credit impairment recognized in earnings. Factors considered in our assessment for impairment include the extent to which the amortized cost basis is greater than fair value and the reasons for the decline in value. As of December 31, 2020, our gross unrealized losses on available for sale securities was $14.2 million, which can fluctuate materially over time based on changes in market conditions. During 2020, we recognized credit losses of $1.0 million related to our fixed-maturity securities available for sale. See Note 6 of Notes to Consolidated Financial Statements for additional information regarding impairments related to investments.
Goodwill and Other Acquired Intangible Assets
We review goodwill for impairment at the reporting unit level at least annually, and whenever events or changes in circumstances indicate that goodwill might be impaired. We review other acquired intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated fair value of goodwill and other acquired intangible assets requires considerable judgment and is determined by an income approach using a discounted cash flow methodology. The discounted cash flow methodology is based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. In estimating future cash flows, we consider factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements as well as management’s future changes in strategy.
We recognized a $4.8 million impairment of goodwill for the year ended December 31, 2019. As it relates to other acquired intangible assets, we recognized $1.3 million and $13.7 million in impairments for the year ended December 31, 2020 and 2019, respectively. As of December 31, 2020, our remaining goodwill and other acquired intangible assets were $9.8 million and $13.2 million, respectively. See Note 7 of Notes to Consolidated Financial Statements for additional information.
Fair Value of Financial Instruments
Our estimated fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model. Changes in economic conditions and capital market conditions, including but not limited to, benchmark interest rate changes, credit spread changes, market volatility and changes in the value of underlying collateral, could cause actual results to differ materially from our estimated fair value measurements.
Nearly all of our financial instruments recorded at fair value relate to our investment portfolio, which totaled $6.8 billion as of December 31, 2020. The primary risks in our investment portfolio are interest-rate risk and credit-spread risk, namely the fair value sensitivity of our fixed income securities to changes in interest rates and credit spreads, respectively. We regularly analyze our exposure to interest-rate risk and credit-spread risk and have determined that the fair value of our investments is materially exposed to changes in both interest rates and credit spreads. For additional information regarding the sensitivity of our investment portfolio to these inputs, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
See also Note 5 of Notes to Consolidated Financial Statements for additional information pertaining to financial instruments at fair value and our valuation methodologies.
Liability for Legal Contingencies
As discussed in Note 13 of Notes to Consolidated Financial Statements, we are subject to various legal proceedings and claims that arise in the ordinary course of business. We establish accruals only when we determine both that it is probable that a loss has been incurred and the amount of the loss is reasonably estimable, which requires significant judgment. For example, in 2019, we increased our IBNR reserve estimate by $30.5 million related to our best estimate of our probable loss in connection with legal proceedings for certain of our Loss Mitigation Activities.
Except as described in Note 13 of Notes to Consolidated Financial Statements, we believe there was not at least a reasonable possibility we may have incurred a material loss, or a material loss greater than a recorded accrual, concerning loss contingencies for asserted legal and other claims. Due to the inherently subjective nature of these estimates and the uncertainty and unpredictability surrounding the outcome of legal and other proceedings, actual results may differ materially from any amounts that have been accrued. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, actual results could differ materially from any amounts that have been accrued.

Glossary
Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________________________________
Income Taxes
We are required to establish a valuation allowance against our deferred tax assets when it is more likely than not that all or some portion of our deferred tax assets will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative, and requires management to exercise judgment and make assumptions regarding whether such deferred tax assets will be realized in future periods. Future realization of our deferred tax assets will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. In making our assessment of the more likely than not standard, the weight assigned to the effect of both positive and negative evidence is commensurate with the extent to which such evidence can be objectively verified.
We have determined that certain non-insurance entities within Radian may continue to generate taxable losses on a separate company basis in the near term and may not be able to fully utilize certain state and local NOLs on their state and local tax returns. Therefore, with respect to deferred tax assets relating to these state and local NOLs and other state timing adjustments, we retained a valuation allowance of $77.7 million at December 31, 2020 and $66.4 million at December 31, 2019.
Estimated factors in this assessment include, but are not limited to, forecasts of future income and actual and planned business and operational changes. An amount up to the total valuation allowance currently recorded could be recognized if our assessment of realizability changes. Our assumptions around these items and the weight assigned to them have remained consistent in recent periods. See Note 10 of Notes to Consolidated Financial Statements for additional information.

Glossary
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
______________________________________________________________________________________________________
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Interest-Rate Risk and Credit-Spread Risk
The primary market risks in our investment portfolio are interest-rate risk and credit-spread risk, namely the fair value sensitivity of our fixed income securities to changes in interest rates and credit spreads, respectively. We regularly analyze our exposure to interest-rate risk and credit-spread risk and have determined that the fair value of our investments is materially exposed to changes in both interest rates and credit spreads. As of December 31, 2020, we held $291 million of investment securities for trading purposes, representing less than 5% of our total investment portfolio. Accordingly, in presenting this discussion, we have not distinguished between trading and non-trading instruments.
We calculate the duration of our fixed income securities, expressed in years, in order to estimate the interest-rate sensitivity of these securities. The average duration of our total fixed income portfolio was 4.7 years at December 31, 2020 and 4.0 years at December 31, 2019. To assist us in setting duration targets for the investment portfolio, we analyze: (i) the interest-rate sensitivities of our liabilities, including prepayment risk associated with premium cash flows and credit losses; (ii) entity specific cash flows under various economic scenarios; (iii) return, volatility and correlation of specific asset classes and the interconnection with our liabilities; and (iv) our current risk appetite.
Our stress analysis for interest rates is based on the change in fair value of our fixed income securities, assuming a hypothetical instantaneous and parallel 100-basis point increase in the U.S. Treasury yield curve, with all other factors remaining constant. The carrying value of our fixed income securities has a balance of $6.8 billion and $5.6 billion as of December 31, 2020 and 2019, respectively. If interest rates experienced an increase of 100 basis points, our fixed income portfolio would decrease by $300.4 million and $220.4 million of the market value of the related fixed income portfolio for 2020 and 2019, respectively.
Credit spread represents the additional yield on a fixed income security, above the risk-free rate, that is paid by an issuer to compensate investors for assuming the credit risk of the issuer and market liquidity of the fixed income security. We manage credit-spread risk on both an entity and group level, across issuer, maturity, sector and asset class. Our stress analysis for credit-spread risk is based on the change in fair value of our fixed income securities, assuming a hypothetical 100-basis point increase in all credit spreads, with the exception of U.S. Treasury and agency RMBS obligations for which we have assumed no change in credit spreads, and assuming all other factors remain constant. If credit spread experienced an increase of 100 basis points, our fixed income portfolio would decrease by $285.4 million and $211.3 million of the market value of the related fixed income portfolio for 2020 and 2019, respectively.
Actual shifts in credit spreads generally vary by issuer and security, based on issuer-specific and security-specific factors such as credit quality, maturity, sector and asset class. Within a given asset class, investment grade securities generally exhibit less credit-spread volatility than securities with lower credit ratings. At December 31, 2020, 97.1% of our investment portfolio was rated investment grade.
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
Securities Lending Agreements. Radian Group, Radian Guaranty and Radian Reinsurance from time to time enter into short-term securities lending agreements with third-party borrowers for the purpose of increasing the yield on our investment securities portfolio with limited incremental risk. Market factors, including changes in interest rates, credit spreads and equity prices, may impact the timing or magnitude of cash outflows for the return of cash collateral. As of December 31, 2020 and 2019, the carrying value of these securities included in the sensitivity analyses above was $53.7 million and $39.0 million, respectively.
We also have the right to request the return of the loaned securities at any time. For additional information on our securities lending agreements, see Note 6 of Notes to Consolidated Financial Statements.

Glossary
______________________________________________________________________________________________________
Item 8. Financial Statements and Supplementary Data

Glossary
______________________________________________________________________________________________________
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Radian Group Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Radian Group Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, changes in common stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(3) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Glossary
______________________________________________________________________________________________________
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

Valuation of First-Lien Primary Case Reserves for Mortgage Insurance Policies

As described in Notes 2 and 11 to the consolidated financial statements, the Company establishes case reserves for losses on mortgage insurance policies for loans that are considered to be in default, as well as reserves for loss adjustment expenses, IBNR and other reserves. As of December 31, 2020, first-lien primary case reserves were $799.5 million of the total $844.1 million of mortgage insurance loss reserves. Management’s estimate of the case reserves involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of each potential loss. Management uses an actuarial projection methodology referred to as a “roll rate” analysis that uses historical claim frequency information to determine the projected ultimate default to claim rates based on the stage of default and time in default as well as the date that a loan goes into default. After estimating the default to claim rate, management estimates claim severity based on the average of recently observed severity rates within product type, type of insurance, and time in default cohorts.

The principal considerations for our determination that performing procedures relating to the valuation of first-lien primary case reserves for mortgage insurance policies is a critical audit matter are (i) the significant judgment by management when developing their estimates of the default to claim rates and claim severity, which in turn led to a high degree of auditor subjectivity and judgment in performing procedures relating to such estimates, (ii) the significant audit effort and subjectivity in evaluating the audit evidence related to the default to claim rates and claim severity, and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 26, 2021

We have served as the Company’s auditor since 2007.

Glossary
______________________________________________________________________________________________________
Radian Group Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except per-share amounts)	December 31, 2020	December 31, 2019
Assets
Investments (Notes 5 and 6)
Fixed-maturities available for sale—at fair value, net of allowance for credit losses of $948 as of December 31, 2020 (amortized cost of $5,393,623 and $4,549,534)	$5,723,340	$4,688,911
Trading securities—at fair value (amortized cost of $260,773 and $297,505)	290,885	317,150
Equity securities—at fair value (cost of $145,501 and $125,311)	151,240	130,221
Short-term investments—at fair value (includes $15,587 and $25,561 of reinvested cash collateral held under securities lending agreements)	618,004	518,393
Other invested assets—at fair value	4,973	4,072
Total investments	6,788,442	5,658,747
Cash	87,915	92,729
Restricted cash	6,231	3,545
Accrued investment income	34,047	32,333
Accounts and notes receivable	121,294	93,630
Reinsurance recoverables	73,202	16,976
Deferred policy acquisition costs	18,305	20,759
Property and equipment, net (Note 2)	80,457	87,879
Prepaid reinsurance premium	267,638	363,856
Goodwill and other acquired intangible assets, net (Note 7)	23,043	28,187
Other assets (Note 9)	447,447	409,672
Total assets	$7,948,021	$6,808,313

Liabilities and Stockholders’ Equity
Liabilities
Unearned premiums	$448,791	$626,822
Reserve for losses and LAE (Note 11)	848,413	404,765
Senior notes (Note 12)	1,405,674	887,110
FHLB advances (Note 12)	176,483	134,875
Reinsurance funds withheld	278,555	291,829
Net deferred tax liability (Note 10)	213,897	71,084
Other liabilities	291,855	343,105
Total liabilities	3,663,668	2,759,590
Commitments and Contingencies (Note 13)
Stockholders’ equity
Common stock: par value $0.001 per share; 485,000 shares authorized at December 31, 2020 and 2019; 210,130 and 219,123 shares issued at December 31, 2020 and 2019, respectively; 191,606 and 201,164 shares outstanding at December 31, 2020 and 2019, respectively	210	219
Treasury stock, at cost: 18,524 and 17,959 shares at December 31, 2020 and 2019, respectively	(910,115)	(901,657)
Additional paid-in capital	2,245,897	2,449,884
Retained earnings	2,684,636	2,389,789
Accumulated other comprehensive income (loss) (Note 15)	263,725	110,488
Total stockholders’ equity	4,284,353	4,048,723
Total liabilities and stockholders’ equity	$7,948,021	$6,808,313
See Notes to Consolidated Financial Statements.

Glossary
______________________________________________________________________________________________________
Radian Group Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
(In thousands, except per-share amounts)	2020	2019	2018
Revenues:
Net premiums earned (Note 8)	$1,115,321	$1,145,349	$1,014,007
Services revenue (Note 4)	105,385	154,596	144,972
Net investment income (Note 6)	154,037	171,796	152,475
Net gains (losses) on investments and other financial instruments	60,277	51,719	(42,476)
Other income	3,597	3,495	4,028
Total revenues	1,438,617	1,526,955	1,273,006

Expenses:
Provision for losses	485,117	132,031	104,641
Policy acquisition costs	30,989	25,314	25,265
Cost of services	86,066	108,324	98,124
Other operating expenses	280,710	306,129	280,818
Restructuring and other exit costs	—	—	6,053
Interest expense	71,150	56,310	61,490
Loss on extinguishment of debt (Note 12)	—	22,738	—
Impairment of goodwill (Note 7)	—	4,828	—
Amortization and impairment of other acquired intangible assets	5,144	22,288	12,429
Total expenses	959,176	677,962	588,820

Pretax income	479,441	848,993	684,186
Income tax provision (Note 10)	85,815	176,684	78,175
Net income	$393,626	$672,309	$606,011

Net income per share:
Basic	$2.01	$3.22	$2.83
Diluted	$2.00	$3.20	$2.77

Weighted-average number of common shares outstanding—basic	195,443	208,773	214,267
Weighted-average number of common and common equivalent shares outstanding—diluted	196,642	210,340	218,553
See Notes to Consolidated Financial Statements.

Glossary
______________________________________________________________________________________________________
Radian Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2020	2019	2018

Net income	$393,626	$672,309	$606,011
Other comprehensive income (loss), net of tax (Note 15):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period for which an allowance for expected losses has not been recognized	178,761	180,441	(97,356)
Less: Reclassification adjustment for net gains (losses) included in net income (loss):
Net realized gains (losses) on disposals and non-credit related impairment losses	26,440	8,897	(10,270)
Net decrease (increase) in expected credit losses	(991)	—	—
Net unrealized gains (losses) on investments	153,312	171,544	(87,086)
Other adjustments to comprehensive income, net	(75)	(136)	133
Other comprehensive income (loss), net of tax	153,237	171,408	(86,953)
Comprehensive income	$546,863	$843,717	$519,058
See Notes to Consolidated Financial Statements.

Glossary
______________________________________________________________________________________________________
Radian Group Inc. and Subsidiaries
Consolidated Statements of Changes in Common Stockholders’ Equity

	Year Ended December 31,
(In thousands)	2020	2019	2018
Common Stock
Balance, beginning of period	$219	$231	$233
Issuance of common stock under incentive and benefit plans	2	1	1
Shares repurchased under share repurchase program (Note 14)	(11)	(13)	(3)
Balance, end of period	210	219	231

Treasury Stock
Balance, beginning of period	(901,657)	(894,870)	(893,888)
Repurchases of common stock under incentive plans	(8,458)	(6,787)	(982)
Balance, end of period	(910,115)	(901,657)	(894,870)

Additional Paid-in Capital
Balance, beginning of period	2,449,884	2,724,733	2,754,275
Issuance of common stock under incentive and benefit plans	3,143	3,925	2,859
Share-based compensation	19,164	21,414	17,649
Shares repurchased under share repurchase program (Note 14)	(226,294)	(300,188)	(50,050)
Balance, end of period	2,245,897	2,449,884	2,724,733

Retained Earnings
Balance, beginning of period	2,389,789	1,719,541	1,116,333
Cumulative effect of adopting accounting standards updates	—	—	(663)
Net income	393,626	672,309	606,011
Dividends and dividend equivalents declared	(98,779)	(2,061)	(2,140)
Balance, end of period	2,684,636	2,389,789	1,719,541

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	110,488	(60,920)	23,085
Cumulative effect of adopting accounting standards updates	—	—	2,948
Net unrealized gains (losses) on investments, net of tax	153,312	171,544	(87,086)
Other adjustments to other comprehensive income (loss)	(75)	(136)	133
Balance, end of period	263,725	110,488	(60,920)
Total Stockholders’ Equity	$4,284,353	$4,048,723	$3,488,715
See Notes to Consolidated Financial Statements.

Glossary
______________________________________________________________________________________________________
Radian Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$393,626	$672,309	$606,011
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net (gains) losses on investments and other financial instruments	(60,277)	(51,719)	42,476
Loss on extinguishment of debt	—	22,738	—
Deferred income tax provision	102,079	157,162	120,573
Impairment of goodwill	—	4,828	—
Amortization and impairment of other acquired intangible assets	5,144	22,288	12,429
Depreciation, other amortization, and other impairments, net	66,585	50,439	56,661
Change in:
Accrued investment income	(1,714)	2,545	(3,485)
Accounts and notes receivable	(29,280)	(25,504)	(4,599)
Reinsurance recoverables	(56,226)	(2,574)	(2,497)
Deferred policy acquisition costs	2,454	(3,448)	(324)
Prepaid reinsurance premiums	96,218	53,772	(31,119)
Unearned premiums	(178,031)	(112,535)	15,419
Reserve for losses and LAE	443,648	3,404	(109,642)
Reinsurance funds withheld	(13,274)	(29,383)	32,814
Other assets	(57,538)	(130,953)	49,868
Other liabilities	(54,980)	61,062	(106,799)
Net cash provided by (used in) operating activities	658,434	694,431	677,786

Cash flows from investing activities:
Proceeds from sales of:
Fixed-maturities available for sale	963,589	986,647	728,584
Trading securities	11,602	130,537	58,317
Equity securities	90,450	69,779	95,697
Proceeds from redemptions of:
Fixed-maturities available for sale	645,068	464,777	457,595
Trading securities	22,913	37,684	54,329
Purchases of:
Fixed-maturities available for sale	(2,449,762)	(1,913,703)	(1,875,069)
Equity securities	(85,014)	(57,422)	(69,160)
Sales, redemptions and (purchases) of:
Short-term investments, net	(82,925)	8,017	(108,325)
Other assets and other invested assets, net	1,434	(739)	2,590
Proceeds from sale of subsidiary, net of cash sold	16,481	—	—
Purchases of property and equipment	(17,016)	(27,626)	(26,008)
Acquisitions, net of cash acquired	—	—	(7,964)
Net cash provided by (used in) investing activities	(883,180)	(302,049)	(689,414)
See Notes to Consolidated Financial Statements.

Glossary
______________________________________________________________________________________________________

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cash flows from financing activities:
Dividends and dividend equivalents paid	(97,458)	(2,061)	(2,140)
Issuance of senior notes, net	515,567	442,439	—
Repayments and repurchases of senior notes	—	(610,763)	—
Issuance of common stock	1,553	2,416	1,385
Repurchases of common shares	(226,305)	(300,201)	(50,053)
Credit facility commitment fees paid	(2,292)	(989)	(1,510)
Change in secured borrowings, net (with terms three months or less)	(37,475)	13,862	39,342
Proceeds from secured borrowings (with terms greater than three months)	207,034	115,275	56,449
Repayments of secured borrowings (with terms greater than three months)	(137,927)	(62,932)	(20,917)
Repayments of other borrowings	(79)	(152)	(170)
Net cash provided by (used in) financing activities	222,618	(403,106)	22,386
Effect of exchange rate changes on cash and restricted cash	—	(4)	—
Increase (decrease) in cash and restricted cash	(2,128)	(10,728)	10,758
Cash and restricted cash, beginning of period	96,274	107,002	96,244
Cash and restricted cash, end of period	$94,146	$96,274	$107,002

Supplemental disclosures of cash flow information:
Income taxes paid (Note 10)	$81,404	$71,469	$8,364
Interest paid	60,564	45,762	56,688
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
Mortgage
Our Mortgage segment provides credit-related insurance coverage, principally through private mortgage insurance on residential first-lien mortgage loans, as well as other credit risk management and contract underwriting solutions, to mortgage lending institutions and mortgage credit investors. We provide our mortgage insurance products and services mainly through our wholly-owned subsidiary, Radian Guaranty. Private mortgage insurance plays an important role in the U.S. housing finance system because it promotes affordable home ownership and helps protect mortgage lenders and investors, as well as other beneficiaries by mitigating default-related losses on residential mortgage loans. Generally, these loans are made to homebuyers who make down payments of less than 20% of the purchase price for their home or, in the case of refinancings, have less than 20% equity in their home. Private mortgage insurance also facilitates the sale of these low down payment loans in the secondary mortgage market, most of which are currently sold to the GSEs. Our total direct primary mortgage IIF and RIF were $246.1 billion and $60.7 billion, respectively, as of December 31, 2020, compared to $240.6 billion and $60.9 billion, respectively, as of December 31, 2019. In addition to providing private mortgage insurance, we participate in credit risk transfer programs developed by the GSEs as part of their initiative to distribute mortgage credit risk and increase the role of private capital in the mortgage market. Our additional RIF under credit risk transfer transactions, resulting from our participation in these programs with the GSEs, totaled $392.0 million as of December 31, 2020 compared to $275.2 million as of December 31, 2019.
The GSEs and state insurance regulators impose various capital and financial requirements on our mortgage insurance subsidiaries. These include Risk-to-capital, other risk-based capital measures and surplus requirements, as well as the PMIERs financial requirements. Failure to comply with these capital and financial requirements may limit the amount of insurance that our mortgage insurance subsidiaries write or may prohibit them from writing insurance altogether. The GSEs and state insurance regulators possess significant discretion with respect to our mortgage insurance subsidiaries and all aspects of their business. See Note 16 for additional information on PMIERs and other regulatory information, and “—Recent Developments” below for a discussion of the elevated risks posed by the COVID-19 pandemic, which has led to an increase in mortgage defaults in our insured portfolio and a resulting increase in our Minimum Required Assets during 2020.
Real Estate
Our Real Estate segment is primarily a fee-for-service business that offers a broad array of products and services to market participants across the real estate value chain. Our real estate services include title, valuation, asset management and other real estate services offered primarily to mortgage lenders, mortgage and real estate investors, GSEs, real estate brokers and agents. These services help lenders, investors, consumers and real estate agents evaluate, manage, monitor, acquire and sell properties. These services include software as a service solutions and platforms, as well as managed services, such as REO asset management, single family rental services and real estate valuation services. In addition, we provide title insurance and non-insurance title, closing and settlement services to mortgage lenders, GSEs and mortgage investors, as well as directly to consumers for residential mortgage loans.
See Note 4 for additional information about our reportable segments and All Other business activities, including the sale of Clayton and the impact of organizational changes in the first quarter of 2020, as well as other changes impacting our reportable segments in 2020.
Recent Developments
As a seller of mortgage credit protection, our results are subject to macroeconomic conditions and specific events that impact the housing finance and real estate markets, including events that impact mortgage originations and the credit performance of our RIF. Many of these conditions are beyond our control, including housing prices, unemployment, interest rate changes, the availability of credit and other factors that may be derived from national and regional economic conditions. In general, a deterioration in economic conditions increases the likelihood that borrowers will be unable to satisfy their mortgage obligations. A deteriorating economy can adversely affect housing values, which in turn can influence the willingness of borrowers to continue to make mortgage payments regardless of whether they have the financial resources to do so. Mortgage defaults can also occur due to a variety of specific events affecting borrowers, including death or illness, divorce or other family problems, unemployment, or other events. In addition, factors impacting regional economic conditions, acts of terrorism, war or other severe conflicts, event-specific economic depressions or other catastrophic events such as natural disasters and

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
pandemics could result in increased defaults due to the impact of such events on the ability of borrowers to satisfy their mortgage obligations and on the value of affected homes.
Beginning in March 2020, the unprecedented and continually evolving social and economic impacts associated with the COVID-19 pandemic on the U.S. and global economies generally, and in particular on the U.S. housing, real estate and housing finance markets, had a negative effect on our business and our financial results for the second quarter of 2020, and to a lesser extent the second half of 2020, and are expected to adversely impact our business and results of operations in future periods. Specifically, and primarily as a result of an increase in the number of new defaults for the year ended December 31, 2020, our financial results include: (i) an increase in provision for losses and (ii) an increase in our Minimum Required Assets required under the PMIERs. The number of new defaults increased significantly during the second quarter of 2020, but have trended down during the second half of the year, while remaining elevated compared to levels before the pandemic. See Note 11 for additional information on our reserve for losses.
In response to the uncertainties associated with COVID-19, during the second quarter of 2020 we strengthened our capital and liquidity positions by extending our existing credit facility and issuing $525 million aggregate principal amount of Senior Notes due 2025. See Note 12 for additional information on our borrowings and financing activities. The long-term impact of the COVID-19 pandemic on our businesses will depend on, among other things: the extent and duration of the pandemic, the severity of and number of people infected with the virus and the widespread availability of effective anti-viral treatments and vaccines, especially as new strains of COVID-19 have been discovered; the wider economic effects of the pandemic and the scope and duration of governmental and other third-party measures restricting day-to-day life and business operations; the impact of economic stimulus efforts to support the economy through the pandemic; and governmental and GSE programs implemented to assist borrowers experiencing a COVID-19-related hardship, including forbearance programs and suspensions of foreclosures and evictions. Although we are uncertain of the potential magnitude or duration of the business and economic impacts of the COVID-19 pandemic, these and other factors could continue to have a material negative effect on the Company’s business, liquidity, results of operations and financial condition.
2. Significant Accounting Policies
Basis of Presentation
Our consolidated financial statements are prepared in accordance with GAAP and include the accounts of Radian Group Inc. and its subsidiaries. All intercompany accounts and transactions, and intercompany profits and losses, have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation, including certain balance sheet line items that were previously reported in other assets or other liabilities and certain segment reporting balances due to changes in the composition of our segments during 2020.
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
Investments
We group fixed-maturity securities in our investment portfolio into one of three main categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity, if any, are classified as held to maturity and are reported at amortized cost. Trading securities are reported at fair value, with unrealized gains and losses reported as a separate component of income. Investments in fixed-maturity securities not classified as held to maturity or trading securities are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income (loss). Equity securities consist of holdings in common stock, preferred stock and exchange traded funds, which are recorded at fair value with unrealized gains and losses reported in income. Short-term investments consist of money market instruments, certificates of deposit and highly liquid, interest-bearing instruments with an original maturity of 12 months or less at the time of purchase. Amortization of premium and accretion of discount are calculated principally using the interest method over the term of the investment. Realized gains and losses on investments are recognized using the specific identification method. See Notes 5 and 6 for further discussion on investments.

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
We recognize an impairment as a loss for fixed-maturities available for sale on the statement of operations if: (i) we intend to sell the impaired security; (ii) it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis; or (iii) the present value of cash flows we expect to collect is less than the amortized cost basis of a security. In those instances, we record an impairment loss through earnings that varies depending on specific circumstances. If a sale is likely, the full amount of the impairment is recognized as a loss in the statement of operations. Otherwise, unrealized losses on securities are separated into: (i) the portion of loss that represents the credit loss and (ii) the portion that is due to other factors. In evaluating whether a decline in value for other securities relates to an existing credit loss, we consider several factors, including, but not limited to, the following:
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
Prior to the adoption of ASU 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”), as described below under “—Recent Accounting Pronouncements” and effective January 1, 2020, we also considered the duration of the decline in value in assessing whether our fixed income securities available for sale have a credit loss impairment.
As a result of the adoption of ASU 2016-13, on initial recognition and at each reporting date after a credit loss is identified, we recognize an allowance for remaining lifetime expected credit losses. This amount is calculated as the difference between the amortized cost and the present value of future expected cash flows, limited to the difference between the carrying amount (i.e. fair value) and amortized cost. If a credit loss is determined to exist, the credit loss impairment is included in net gains (losses) on investments and other financial instruments in the statement of operations, with an offset to an allowance for credit losses. Subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss impairment or a reversal of credit loss impairment.
Prior to the adoption of ASU 2016-13, the amortized cost of any other-than-temporarily impaired securities was written down to a new basis and any subsequent increases in fair value were recognized as a component of other comprehensive income until such gains were realized through cash collection or sale, rather than through net income.
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
For markets in which inputs are not observable or are limited, we use significant judgment and assumptions that a typical market participant would use to evaluate the market price of an asset or liability. Given the level of judgment necessary, another

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
market participant may derive a materially different estimate of fair value. These assets and liabilities are classified in Level III of our fair value hierarchy.
Available for sale securities, trading securities, equity securities and certain other assets are recorded at fair value as described in Note 5. All changes in fair value of trading securities, equity securities and certain other assets are included in our consolidated statements of operations.
Restricted Cash
Included in our restricted cash balances as of December 31, 2020 were cash funds held in trusts for the benefit of: a mortgage insurance reserve policy held in escrow for any future duties, rights and liabilities; certain policyholders; servicer liabilities; and title services obligations.
Accounts and Notes Receivable
Accounts and notes receivable primarily consist of accrued premiums receivable, amounts billed and due from our customers for services performed, and certain receivables related to our reinsurance transactions. See “—Revenue Recognition—Mortgage Insurance” below for information on our deferred premium receivable, and Note 8 for details on our reinsurance agreements. Accounts and notes receivable are carried at their estimated collectible amounts, net of any allowance for doubtful accounts, and are periodically evaluated for collectability based on past payment history and current economic conditions.
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
Our provision for income taxes for interim financial periods is based on an estimate of our annual effective tax rate for the full year. When estimating our full year effective tax rate, we adjust our estimate for gains and losses on our investments, changes in the accounting for uncertainty in income taxes, changes in our beginning of year valuation allowance, and other adjustments. The impact of these items is accounted for as Discrete Items at the applicable federal tax rate.
Reserve for Losses and LAE
Mortgage Insurance
We establish reserves to provide for losses and LAE on our mortgage insurance policies, which include the estimated costs of settling claims, in accordance with the accounting standard regarding accounting and reporting by insurance enterprises (ASC 944). Although this standard specifically excludes mortgage insurance from its guidance relating to the reserve for losses, because there is no specific guidance for mortgage insurance, we establish reserves for mortgage insurance as described below, using the guidance contained in this standard supplemented with other accounting guidance.
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
With respect to loans that are in default, considerable judgment is exercised as to the adequacy of reserve levels. We use an actuarial projection methodology referred to as a “roll rate” analysis that uses historical claim frequency information to determine the projected ultimate Default to Claim Rates based on the Stage of Default and Time in Default as well as the date

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
that a loan goes into default. The Default to Claim Rate also includes our estimates with respect to expected Loss Mitigation Activities, which have the effect of reducing our Default to Claim Rates.
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
Estimating our case reserve for losses involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of each potential loss. The models, assumptions and estimates we use to establish loss reserves may not prove to be accurate, especially in the event of an extended economic downturn or a period of extreme market volatility and economic uncertainty such as we are currently experiencing due to the COVID-19 pandemic. For example, the ultimate cure rate for loan defaults resulting from the pandemic may be lower or higher than our expectations. These assumptions require management to use considerable judgment in estimating the rate at which these loans will result in claims. As such, given the current environment, there is significant uncertainty around our reserve estimate.
Title Insurance
We establish reserves for estimated future claims payments on our title insurance policies at the time the related policy revenue is recorded. Our title insurance reserve for losses and LAE comprises estimates of both known claims and incurred but unreported claims expected to be paid in the future for policies issued as of the balance sheet date. We provide for losses associated with these policies based upon our historical experience and other factors. However, by their nature, title claims can often be complex, vary greatly in dollar amounts, vary in number due to economic and market conditions such as an increase in mortgage foreclosures, and involve uncertainties as to ultimate exposure. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, these estimates are subject to variability.
Reserve for Premium Deficiency
Insurance enterprises are required to establish a PDR if the net present value of the expected future losses and expenses for a particular product line exceeds the net present value of expected future premiums and existing reserves for that product line. We reassess our expectations for premiums, losses and expenses for our mortgage insurance business at least quarterly and update our premium deficiency analyses accordingly. For our mortgage insurance business, we group our mortgage insurance products into two categories: first-lien and second-lien mortgage loans. As of December 31, 2020 and 2019, the combination of the net present value of our expected future premiums and existing reserves (net of reinsurance recoverables) significantly exceeded the net present value of our future expected losses and expenses associated with our first lien mortgage insurance portfolio. Our second-lien PDR, which was $0.1 million and $0.2 million as of December 31, 2020 and 2019, respectively, is recorded as a component of other liabilities.
Revenue Recognition
Mortgage Insurance
Premiums on mortgage insurance products are written on a recurring basis, either as monthly or annual premiums, or on a multi-year basis as a single premium. Monthly premiums written are earned as coverage is provided each month. For certain monthly policies where the billing is deferred for the first month’s coverage period, currently to the end of the policy, we record a net premium receivable representing the present value of such deferred premiums that we estimate will be collected at that future date. As of December 31, 2020 and 2019, this net premium receivable was $29.7 million and $17.4 million, respectively, representing the present values of $77.0 million and $78.4 million, respectively, in contractual deferred monthly premiums, after adjustments for the estimated collectability and timing of future billing. We recognize changes in this receivable based on changes in the estimated amount and timing of such collections, including as a result of changes in observed trends as well as

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
our periodic review of our servicing guide and our operations and collections practices. Given the difference between the present value of the net premium receivable recorded and the contractual premiums due, such changes to the preceding factors could have a material effect on our results of operations in future periods if any changes are implemented.
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
Title Insurance and Related Services
Title insurance premiums are recognized as revenue upon closing and completion of the real estate transaction. Premiums generally are calculated with reference to the policy amount. Premiums are charged to customers based on rates predetermined in coordination with each state's respective Department of Insurance. Such regulations vary from state to state. Premium revenues from agency title operations are primarily comprised of premiums recognized upon title order and completion of real estate transaction closing.
Other title-related fees and income are closely related to title insurance premiums and are primarily associated with managing the closing of real estate transactions. As such, revenue is primarily recognized upon closing of the real estate transaction or completion and billing of services. We offer title services that include tax and title data services; centralized recording services; document retrieval; default curative title services; deed reports; property reports, and other real estate or title-related activities. Expenses typically associated with premiums include third-party agent commissions and premium taxes.
Other Services
We recognize revenue representing the transfer of services to customers in an amount that reflects the consideration that we expect to be entitled to receive in exchange for those services, recognized as the performance obligations are satisfied. Due to the transactional nature of our business, our services revenue may fluctuate from period to period as transactions are commenced or completed.
Prior to our January 2020 sale of Clayton, our services included transaction management services related to loan acquisition, RMBS securitization and distressed asset reviews and servicer and loan surveillance services. Also, through December 2020, we offered residential real estate appraisal services through a panel of independent contractor appraisers; however, consistent with increased market demand for technology-driven solutions, in October 2020 we announced the wind down of this traditional appraisal business, in order to focus on our digital valuation services that are expected to produce higher growth. Our remaining services and related revenue recognition considerations are as follows:
Valuation Services. We leverage technology and a quality control process to deliver real estate valuation products and services to our customers, which include: appraisal review products; hybrid/ancillary appraisal products; automated valuation products; interactive valuation products; and broker price opinions (BPOs). Each service qualifies as a separate performance obligation for which revenue is recognized as the service is performed and made available to the client.
Asset Management Services. We provide asset management services, which include management of the entire REO disposition process, services such as diligence and underwriting that serve the single family rental asset class, and a web-based workflow solution for task driven asset management, including the management of REO assets, rental properties, due diligence for bulk acquisitions, loss mitigation efforts and short sales. Revenue attributable to REO services provided is based on a percentage of the sale and recognized over time, measured based on the progress to date and typically coincides with the client’s successful closing on the property. In certain instances, fees are received at the time that an asset is assigned to Radian

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
for management. These fees are recorded as deferred revenue and are recognized over time based on progress to date and the availability to customers.
Mortgage Services. We provide third-party contract underwriting services to our mortgage insurance customers. Generally, revenue is recognized when contract underwriting results are made available to the customer.
Cost of Services
Cost of services consists primarily of costs paid for employee compensation and related payroll benefits, as well as corresponding travel and related expenses incurred in providing such services to clients.
Leases
We determine if an arrangement includes a lease at inception, and if it does, we recognize a right-of-use asset and lease liability in other assets and other liabilities, respectively, in our consolidated balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and are recognized net of any payments made or received from the lessor. Lease liabilities represent our obligation to make lease payments arising from the lease and are based on the present value of lease payments over the lease term. In determining the net present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date.
Lease expense is recognized on a straight-line basis over the expected lease term. Lease and non-lease components are generally not accounted for separately. We have elected the short-term exemption for contracts with lease terms of 12 months or less.
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
Variable Interest Entity
In connection with our reinsurance programs for our mortgage insurance business, we may enter into contracts with VIEs. VIEs include corporations, trusts or partnerships in which: (i) the entity has insufficient equity at risk to allow it to finance its activities without additional subordinated financial support or (ii) at-risk equity holders, as a group, do not have the characteristics of a controlling financial interest.
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

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
Goodwill and Other Acquired Intangible Assets, Net
Goodwill is an asset representing the estimated future economic benefits arising from the assets we have acquired that were not individually identified and separately recognized. We generally perform our annual goodwill impairment test during the fourth quarter of each year, using balances as of the prior quarter. Goodwill is deemed to have an indefinite useful life and is subject to review for impairment annually, or more frequently, whenever circumstances indicate potential impairment at the reporting unit level. A reporting unit represents a business for which discrete financial information is available. We have concluded that we have one reporting unit, the Real Estate segment, for purposes of our goodwill impairment assessment.
Acquired intangible assets, other than goodwill, primarily consist of customer relationships and represents the value of the specifically acquired customer relationships. For financial reporting purposes, intangible assets with finite lives are amortized over their applicable estimated useful lives in a manner that approximates the pattern of expected economic benefit from each intangible asset.
The calculation of the estimated fair value of goodwill and other acquired intangibles is performed primarily using an income approach and requires the use of significant estimates and assumptions that are highly subjective in nature, such as future expected cash flows, discount rates, attrition rates and market conditions. The most significant assumptions relate to the valuation of customer relationships. For more information on our accounting for goodwill and other acquired intangibles, including our impairment analysis policy, see Note 7.
Property and Equipment
We capitalize certain costs associated with the development of internal-use software and the purchase of property and equipment. Software, property and equipment are carried at cost, net of accumulated depreciation and amortization. Amortization and depreciation are calculated on a straight-line basis over the estimated useful life of the respective assets and commence during the month of our placement of the assets into use. The estimated useful life used to calculate the amortization of internal-use software is generally seven years. Leasehold improvements are depreciated over the lesser of the estimated useful life of the asset improved or the remaining term of the lease. The estimated useful life used to calculate the depreciation of furniture and equipment is generally three years. Depreciation and amortization expense associated with property and equipment for the years ended December 31, 2020, 2019 and 2018 was $18.3 million, $20.8 million and $19.4 million, respectively.
The following is a summary of the gross and net carrying amounts and accumulated amortization / depreciation (including impairment) of our property and equipment as of the periods indicated.

	December 31, 2020			December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization / Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Depreciation	Net Carrying Amount
Internal-use software	$136,033	$(81,724)	$54,309	$131,854	$(73,498)	$58,356
Leasehold improvements	32,975	(15,608)	17,367	32,872	(13,409)	19,463
Furniture and equipment	65,478	(56,697)	8,781	65,087	(55,027)	10,060
Total	$234,486	$(154,029)	$80,457	$229,813	$(141,934)	$87,879

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
Estimated gross profits are composed of earned premium, interest income, losses and LAE. Estimates of expected gross profit, including the Persistency Rate and loss development assumptions for each underwriting year used as a basis for amortization, are evaluated quarterly and the total amortization recorded to date is adjusted by a charge or credit to our consolidated statements of operations if actual experience or other evidence suggests that previous estimates should be revised. Considerable judgment is used in evaluating these estimates and the assumptions on which they are based. The use of different assumptions may have a significant effect on the amortization of deferred policy acquisition costs. Ceding commissions received under our reinsurance arrangements related to these costs are also deferred and accounted for using similar assumptions. See Note 8 for additional information.

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
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
Share-Based Compensation
The cost related to share-based equity instruments is measured based on the grant-date fair value at the date of issuance, which for RSU awards is primarily determined by our common stock price on the date of grant. For share-based awards with performance conditions related to our own operations, the expense recognized is dependent on the probability of the performance measure being achieved. Compensation cost is generally recognized over the periods that an employee provides service in exchange for the award. Any forfeitures of awards are recognized as they occur. See Note 17 for further information.
Recent Accounting Pronouncements
Accounting Standards Adopted During 2020
We adopted ASU 2016-13 on January 1, 2020 using the modified retrospective adoption approach. This ASU and the associated subsequent amendments require that financial assets measured at their amortized cost basis be presented at the net amount expected to be collected. Credit losses relating to our available-for-sale debt securities are recorded through an allowance for credit losses, rather than a write-down of the asset, with the amount of the allowance limited to the amount by which fair value is less than amortized cost. This allowance method will allow reversals of credit losses if the estimate of credit losses declines. This ASU also affected certain of our accounts and notes receivable, and certain of our other assets, including reinsurance recoverables; however, the update did not have a material effect on our financial statements and disclosures. See Note 5 for additional information.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes—Simplifying the Accounting for Income Taxes. This update simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC Topic 740 in GAAP. This update is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this ASU is not expected to have a material effect on the Company's consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Reform on Financial Reporting. This update provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. In January 2021, the FASB issued ASU 2021-01 Reference Rate Reform - Scope, to clarify that certain optional expedients and exceptions apply to derivatives that are affected by the discounting transition. The amendments in these updates are optional and may be elected from the date of issuance through December 31, 2022, as reference rate reform activities occur. We are currently evaluating the impact of the guidance and our options related to the practical expedients.
In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs. This update clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. This update is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is not permitted. Entities are required to apply ASU 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
callable debt securities. The adoption of this ASU is not expected to have a material effect on the Company's consolidated financial statements.
3. Net Income Per Share
The calculation of basic and diluted net income per share is as follows.

	Year Ended December 31,
(In thousands, except per-share amounts)	2020	2019	2018
Net income—basic and diluted	$393,626	$672,309	$606,011

Average common shares outstanding—basic	195,443	208,773	214,267
Dilutive effect of stock-based compensation arrangements (1)	1,199	1,567	4,286
Adjusted average common shares outstanding—diluted	196,642	210,340	218,553

Net income per share:
Basic	$2.01	$3.22	$2.83
Diluted	$2.00	$3.20	$2.77
(1)The following number of shares of our common stock equivalents issued under our share-based compensation arrangements were not included in the calculation of diluted net income per share because they were anti-dilutive:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Shares of common stock equivalents	865	221	337

4. Segment Reporting
We have two strategic business segments that we manage separately—Mortgage and Real Estate. Our Mortgage segment derives its revenue from mortgage insurance and other mortgage and risk services, including contract underwriting services provided to lenders. Our Real Estate segment offers a broad array of title, valuation, asset management and other real estate services to market participants across the real estate value chain. In addition, we report as All Other activities that include: (i) income (losses) from assets held by our holding company; (ii) related general corporate operating expenses not attributable or allocated to our reportable segments; (iii) for all periods through its sale in January 2020, income and expenses related to Clayton; (iv) for all periods presented, the income and expenses related to our traditional appraisal services, which in October 2020 we announced we were winding down; and (v) other immaterial revenue and expense items, including entries to correct for certain immaterial adjustments.
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
These segment reporting changes align with the changes in personnel reporting lines, management oversight and branding following the sale of Clayton, and are consistent with the way our chief operating decision maker began assessing the performance of our reportable segments and other business activities effective in the first quarter of 2020. All changes in 2020 to the composition of our reportable segments have been reflected in our segment operating results for all periods presented. See Note 1 for additional details about our Mortgage and Real Estate businesses.
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
(2)Loss on extinguishment of debt. Gains or losses on early extinguishment of debt and losses incurred to purchase our debt prior to maturity are discretionary activities that are undertaken in order to take advantage of market opportunities to strengthen our financial and capital positions; therefore, we do not view these activities as part of our operating performance. Such transactions do not reflect expected future operations and do not provide meaningful insight regarding our current or past operating trends.
(3)Amortization and impairment of goodwill and other acquired intangible assets. Amortization of acquired intangible assets represents the periodic expense required to amortize the cost of acquired intangible assets over their estimated useful lives. Acquired intangible assets are also periodically reviewed for potential impairment, and impairment adjustments are made whenever appropriate. We do not view these charges as part of the operating performance of our primary activities.
(4)Impairment of other long-lived assets and other non-operating items. Includes activities that we do not view to be indicative of our fundamental operating activities, such as: (i) impairment of internal-use software and other long-lived assets; (ii) gains (losses) from the sale of lines of business; and (iii) acquisition-related expenses.
The reconciliation of adjusted pretax operating income (loss) for our reportable segments to consolidated pretax income is as follows.

	December 31,
(In thousands)	2020	2019	2018
Adjusted pretax operating income (loss):
Mortgage	$451,488	$852,854	$770,714
Real Estate	(23,240)	(17,987)	(4,005)
Total adjusted pretax operating income (loss) for reportable segments	428,248	834,867	766,709
All Other adjusted pretax operating income (loss)	3,819	19,768	(21,214)
Net gains (losses) on investments and other financial instruments	60,277	51,719	(42,476)
Loss on extinguishment of debt	—	(22,738)	—
Impairment of goodwill	—	(4,828)	—
Amortization and impairment of other acquired intangible assets	(5,144)	(22,288)	(12,429)
Impairment of other long-lived assets and other non-operating items	(7,759)	(7,507)	(6,404)
Consolidated pretax income	$479,441	$848,993	$684,186

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
Revenue and Other Segment Information
The following tables reconcile reportable segment revenues to consolidated revenues and summarize interest expense, depreciation expense, allocation of corporate operating expenses and adjusted pretax operating income for our reportable segments as follows.

	December 31, 2020
(In thousands)	Mortgage	Real Estate	Reportable Segment Total	All Other	Inter-segment	Adjustments	Consolidated Total
Net premiums earned	$1,092,767	$22,554	$1,115,321	$—	$—	$—	$1,115,321
Services revenue	14,765	79,524	94,289	12,535	(1,439)	—	105,385
Net investment income	137,195	361	137,556	16,481	—	—	154,037
Other income	2,816	—	2,816	534	—	247	3,597
Add: Net gains (losses) on investments and other financial instruments	—	—	—	—	—	60,277	60,277
Total revenues	$1,247,543	$102,439	$1,349,982	$29,550	$(1,439)	$60,524	$1,438,617
Other segment information:
Interest expense	$71,150	$—	$71,150
Depreciation	9,815	2,559	12,374
Allocation of corporate operating expenses (1)	114,802	12,807	127,609
(1)Includes additional depreciation expense of $2.6 million, $0.3 million and $2.9 million allocated to Mortgage, Real Estate and Reportable Segment Total, respectively.

	December 31, 2019
(In thousands)	Mortgage	Real Estate	Reportable Segment Total	All Other	Inter-segment	Adjustments	Consolidated Total
Net premiums earned	$1,134,214	$11,976	$1,146,190	$(841)	$—	$—	$1,145,349
Services revenue	8,134	76,941	85,075	70,961	(1,440)	—	154,596
Net investment income	151,491	680	152,171	19,625	—	—	171,796
Other income	2,798	—	2,798	697	—	—	3,495
Add: Net gains (losses) on investments and other financial instruments	—	—	—	—	—	51,719	51,719
Total revenues	$1,296,637	$89,597	$1,386,234	$90,442	$(1,440)	$51,719	$1,526,955
Other segment information:
Interest expense	$56,310	$—	$56,310
Depreciation	13,770	2,169	15,939
Allocation of corporate operating expenses (1)	104,078	10,165	114,243
(1)Includes additional depreciation expense of $1.6 million, $0.1 million and $1.7 million allocated to Mortgage, Real Estate and Reportable Segment Total, respectively.

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

	December 31, 2018
(In thousands)	Mortgage	Real Estate	Reportable Segment Total	All Other	Inter-segment	Adjustments	Consolidated Total
Net premiums earned	$1,006,721	$7,286	$1,014,007	$—	$—	$—	$1,014,007
Services revenue	4,968	79,080	84,048	62,574	(1,650)	—	144,972
Net investment income	148,274	373	148,647	3,828	—	—	152,475
Other income	2,214	1,234	3,448	580	—	—	4,028
Add: Net gains (losses) on investments and other financial instruments	—	—	—	—	—	(42,476)	(42,476)
Total revenues	$1,162,177	$87,973	$1,250,150	$66,982	$(1,650)	$(42,476)	$1,273,006
Other segment information:
Interest expense	$43,685	$—	$43,685
Depreciation	14,714	1,395	16,109
Allocation of corporate operating expenses (1)	80,135	8,382	88,517
(1)Includes additional depreciation expense of $0.5 million, $0.1 million and $0.6 million allocated to Mortgage, Real Estate and Reportable Segment Total, respectively.
The table below represents the disaggregation of services revenues by revenue type.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Real Estate services:
Asset management services	$29,841	$30,846	$42,839
Title services	23,266	14,185	5,512
Valuation services	22,582	29,026	30,269
Other real estate services	2,479	2,431	—
Mortgage services	14,682	7,632	4,307
All Other services (1)	12,535	70,476	62,045
Total services revenue	$105,385	$154,596	$144,972
(1)Includes services revenue from Clayton prior to its sale in January 2020 and amounts related to our traditional appraisal business, which we wound down beginning in the fourth quarter of 2020.
Revenue recognized related to services made available to customers and billed is reflected in accounts and notes receivable. Accounts and notes receivable included $18.8 million and $10.8 million as of December 31, 2020 and 2019, respectively, related to services revenue contracts. Revenue recognized related to services performed and not yet billed is recorded in unbilled receivables and reflected in other assets. Deferred revenue, which represents advance payments received from customers in advance of revenue recognition, is immaterial for all periods presented. We have no material bad-debt expense.
There was one single customer that accounted for more than 10% of NIW in 2020, as compared to none in 2019 or 2018. There was no single customer that accounted for more than 10% of our consolidated revenues (excluding net gains (losses) on investments and other financial instruments) in 2020, 2019 or 2018.
5. Fair Value of Financial Instruments
The following tables include a list of assets that are measured at fair value by hierarchy level as of December 31, 2020 and 2019.

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

(In thousands)	Level I	Level II	Level III	Total
Assets at fair value as of December 31, 2020

Investments:
Fixed-maturities available for sale:
U.S. government and agency securities	$140,034	$29,189	$—	$169,223
State and municipal obligations	—	165,271	—	165,271
Corporate bonds and notes	—	3,047,189	—	3,047,189
RMBS	—	833,939	—	833,939
CMBS	—	681,265	—	681,265
CLO	—	568,558	—	568,558
Other ABS	—	252,457	—	252,457
Foreign government and agency securities	—	5,438	—	5,438
Total fixed-maturities available for sale	140,034	5,583,306	—	5,723,340

Trading securities:
State and municipal obligations	—	120,449	—	120,449
Corporate bonds and notes	—	123,142	—	123,142
RMBS	—	13,000	—	13,000
CMBS	—	34,294	—	34,294
Total trading securities	—	290,885	—	290,885

Equity securities	142,761	8,479	—	151,240

Short-term investments:
State and municipal obligations	—	21,819	—	21,819
Money market instruments	268,900	—	—	268,900
Corporate bonds and notes	—	30,495	—	30,495
Other ABS	—	219	—	219
Other investments (1)	—	296,571	—	296,571
Total short-term investments	268,900	349,104	—	618,004

Other invested assets (2)	—	—	3,000	3,000

Total investments at fair value (2)	551,695	6,231,774	3,000	6,786,469

Other:
Embedded derivatives (3)	—	—	5,513	5,513
Loaned securities: (4)
U.S. government and agency securities	4,876	—	—	4,876
Corporate bonds and notes	—	31,324	—	31,324
Equity securities	21,299	—	—	21,299
Total assets at fair value (2)	$577,870	$6,263,098	$8,513	$6,849,481
(1)Comprising short-term certificates of deposit and commercial paper.
(2)Does not include other invested assets of $2.0 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient.
(3)Embedded derivatives related to our Excess-of-Loss Program are classified as other assets in our consolidated balance sheets. See Note 8 for more information about our reinsurance programs.
(4)Securities loaned to third-party borrowers under securities lending agreements are classified as other assets in our consolidated balance sheets. See Note 6 for more information.

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

(In thousands)	Level I	Level II	Level III	Total
Assets at fair value as of December 31, 2019

Investments:
Fixed-maturities available for sale:
U.S. government and agency securities	$143,884	$35,700	$—	$179,584
State and municipal obligations	—	119,994	—	119,994
Corporate bonds and notes	—	2,237,611	—	2,237,611
RMBS	—	779,354	—	779,354
CMBS	—	588,420	—	588,420
CLO	—	462,561	—	462,561
Other ABS	—	316,163	—	316,163
Foreign government and agency securities	—	5,224	—	5,224
Total fixed-maturities available for sale	143,884	4,545,027	—	4,688,911

Trading securities:
State and municipal obligations	—	118,949	—	118,949
Corporate bonds and notes	—	147,232	—	147,232
RMBS	—	16,180	—	16,180
CMBS	—	34,789	—	34,789
Total trading securities	—	317,150	—	317,150

Equity securities	124,009	6,212	—	130,221

Short-term investments:
U.S. government and agency securities	127,152	—	—	127,152
State and municipal obligations	—	21,475	—	21,475
Money market instruments	202,461	—	—	202,461
Corporate bonds and notes	—	20,298	—	20,298
Other investments (1)	—	147,007	—	147,007
Total short-term investments	329,613	188,780	—	518,393

Other invested assets (2)	—	—	1,500	1,500

Total investments at fair value (2)	597,506	5,057,169	1,500	5,656,175

Other:
Embedded derivatives (3)	—	—	383	383
Loaned securities: (4)
U.S. government and agency securities	35,309	—	—	35,309
Corporate bonds and notes	—	3,669	—	3,669
Equity securities	27,464	—	—	27,464
Total assets at fair value (2)	$660,279	$5,060,838	$1,883	$5,723,000
(1)Comprising short-term certificates of deposit and commercial paper.
(2)Does not include other invested assets of $2.6 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient.
(3)Embedded derivatives related to our Excess-of-Loss Program are classified as other assets in our consolidated balance sheets. See Note 8 for more information about our reinsurance programs.
(4)Securities loaned to third-party borrowers under securities lending agreements are classified as other assets in our consolidated balance sheets. See Note 6 for more information.

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
There were no transfers to or from Level III for the years ended December 31, 2020 and 2019. Activity related to Level III assets and liabilities (including realized and unrealized gains and losses, purchases, sales, issuances, settlements and transfers) was immaterial for the years ended December 31, 2020 and 2019.
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
RMBS, CMBS, CLO and Other ABS. The fair value of these instruments is estimated based on prices of comparable securities and spreads and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable. The fair value of any Level III securities is generally estimated by discounting estimated future cash flows.
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
Other Invested Assets. These other invested assets represent a promissory note receivable. The estimated fair value approximates its cost due to the short-term nature of the note.
Embedded Derivatives. The estimated fair value related to our embedded derivatives generally reflects the present value impact of the variation in investment income on the assets held by the reinsurance trusts and the contractual reference rate used to calculate the reinsurance premiums we will pay.

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected liabilities not carried at fair value in our consolidated balance sheets were as follows as of the dates indicated.

	December 31, 2020		December 31, 2019
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Senior notes	$1,405,674	$1,563,503	$887,110	$949,500
FHLB advances	176,483	179,578	134,875	135,997

The fair value of our senior notes is estimated based on the quoted market prices. The fair value of our FHLB advances is estimated based on expected cash flows for similar borrowings. These liabilities are categorized in Level II of the fair value hierarchy. See Note 12 for further information about these borrowings.
6. Investments
Available for Sale Securities
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated.

	December 31, 2020
(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed-maturities available for sale:
U.S. government and agency securities	$176,033	$—	$1,677	$(3,611)	$174,099
State and municipal obligations	149,258	—	16,113	(100)	165,271
Corporate bonds and notes	2,832,350	(948)	250,771	(3,758)	3,078,415
RMBS	799,814	—	34,439	(314)	833,939
CMBS	645,071	—	39,495	(3,301)	681,265
CLO	569,173	—	2,026	(2,641)	568,558
Other ABS	249,988	—	2,901	(432)	252,457
Foreign government and agency securities	5,100	—	338	—	5,438
Total securities available for sale, including loaned securities	5,426,787	$(948)	$347,760	$(14,157)	5,759,442
Less: loaned securities (1)	33,164				36,102
Total fixed-maturities available for sale	$5,393,623				$5,723,340
(1)Included in Other assets in our consolidated balance sheet as further described below. See below for a discussion of our securities lending agreements.

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed-maturities available for sale:
U.S. government and agency securities	$198,613	$2,048	$(733)	$199,928
State and municipal obligations	112,003	8,032	(41)	119,994
Corporate bonds and notes	2,136,819	106,189	(1,728)	2,241,280
RMBS	766,429	14,452	(1,527)	779,354
CMBS	574,037	14,993	(610)	588,420
CLO	465,449	229	(3,117)	462,561
Other ABS	314,946	1,789	(572)	316,163
Foreign government and agency securities	5,091	133	—	5,224
Total securities available for sale, including loaned securities	4,573,387	$147,865	$(8,328)	4,712,924
Less: loaned securities (1)	23,853			24,013
Total fixed-maturities available for sale	$4,549,534			$4,688,911
(1)Included in Other assets in our consolidated balance sheet as further described below. See below for a discussion of our securities lending agreements.

The following table provides a rollforward of the allowance for credit losses on fixed-maturities available for sale, which relates entirely to corporate bonds and notes for the periods indicated.

(In thousands)	Year Ended December 31, 2020
Beginning balance	$—
Current provision for securities without prior allowance	1,254
Net increases (decreases) in allowance on previously impaired securities	—
Reduction for securities sold	(306)
Ending balance	$948

Gross Unrealized Losses and Related Fair Values of Available for Sale Securities
For securities deemed “available for sale” that are in an unrealized loss position and for which an allowance for credit loss has not been established, the following tables show the gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of December 31, 2020 and 2019, are loaned securities under securities lending agreements that are classified as other assets in our consolidated balance sheets, as further described below.

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

	December 31, 2020
($ in thousands)	Less Than 12 Months			12 Months or Greater			Total
Description of Securities	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	4	$90,591	$(3,611)	—	$—	$—	4	$90,591	$(3,611)
State and municipal obligations	4	9,626	(100)	—	—	—	4	9,626	(100)
Corporate bonds and notes	60	174,848	(3,758)	—	—	—	60	174,848	(3,758)
RMBS	5	42,003	(305)	2	915	(9)	7	42,918	(314)
CMBS	43	118,345	(3,035)	6	8,312	(266)	49	126,657	(3,301)
CLO	52	173,459	(970)	25	137,506	(1,671)	77	310,965	(2,641)
Other ABS	26	70,759	(322)	3	12,119	(110)	29	82,878	(432)
Total	194	$679,631	$(12,101)	36	$158,852	$(2,056)	230	$838,483	$(14,157)

	December 31, 2019
($ in thousands)	Less Than 12 Months			12 Months or Greater			Total
Description of Securities	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	2	$26,142	$(731)	2	$2,529	$(2)	4	$28,671	$(733)
State and municipal obligations	1	3,959	(41)	—	—	—	1	3,959	(41)
Corporate bonds and notes	25	110,871	(1,728)	—	—	—	25	110,871	(1,728)
RMBS	27	184,378	(535)	16	36,192	(992)	43	220,570	(1,527)
CMBS	33	89,994	(463)	8	6,346	(147)	41	96,340	(610)
CLO	34	170,806	(327)	36	184,483	(2,790)	70	355,289	(3,117)
Other ABS	32	74,733	(358)	8	25,178	(214)	40	99,911	(572)
Total	154	$660,883	$(4,183)	70	$254,728	$(4,145)	224	$915,611	$(8,328)

See below for additional details on our net gains (losses) on investments, including the changes in the allowance for credit losses on fixed-maturities available for sale and other impairments due to our intent to sell securities in an unrealized loss position. See Note 2 for a discussion of our accounting policy for impairments, including our adoption of ASU 2016-13 effective January 2020.
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
Under our securities lending agreements, the borrower is required to provide to us collateral, consisting of cash or securities, in amounts generally equal to or exceeding: (i) 102% of the value of the loaned securities (105% in the case of foreign securities) or (ii) another agreed-upon percentage not less than 100% of the market value of the loaned securities. Any cash collateral we receive may be invested in liquid assets. Cash collateral, which is reinvested for our benefit by the intermediary in accordance with the investment guidelines contained in the securities lending and collateral agreements, is reflected in short-term investments, with an offsetting liability recognized in other liabilities for the obligation to return the cash collateral. Securities collateral we receive is held on deposit for the borrower’s benefit and we may not transfer or loan such securities collateral

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
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
All of our securities lending agreements are classified as overnight and revolving. Securities collateral on deposit with us from third-party borrowers totaling $43.3 million and $42.4 million as of December 31, 2020 and December 31, 2019, respectively, may not be transferred or re-pledged unless the third-party borrower is in default, and is therefore not reflected in our consolidated financial statements.
Net Investment Income
Net investment income consisted of the following.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Investment income:
Fixed-maturities	$148,127	$155,104	$141,552
Equity securities	6,378	7,028	7,157
Short-term investments	5,774	17,255	10,270
Other	354	545	976
Gross investment income	160,633	179,932	159,955
Investment expenses	(6,596)	(8,136)	(7,480)
Net investment income	$154,037	$171,796	$152,475

Net Gains (Losses) on Investments
Net gains (losses) on investments consisted of the following.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net realized gains (losses):
Fixed-maturities available for sale (1)	$34,869	$11,262	$(11,256)
Trading securities	4	(303)	(1,840)
Equity securities	353	(719)	532
Other investments	600	603	470
Net realized gains (losses) on investments	35,826	10,843	(12,094)
Impairment losses due to intent to sell	(1,401)	—	(1,744)
Net decrease (increase) in expected credit losses	(1,254)	—	—
Net unrealized gains (losses) on investments	10,960	33,220	(27,287)
Total net gains (losses) on investments	$44,131	$44,063	$(41,125)
(1)Components of net realized gains (losses) on fixed-maturities available for sale include:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Gross investment gains from sales and redemptions	$37,431	$17,663	$1,986
Gross investment losses from sales and redemptions	(2,562)	(6,401)	(13,242)

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
The net changes in unrealized gains (losses) recognized in earnings on investments that were still held at each period-end were as follows.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net unrealized gains (losses) on investments still held:
Trading securities	$10,583	$16,346	$(16,281)
Equity securities	1,759	11,906	(8,886)
Other investments	248	(174)	447
Net unrealized gains (losses) on investments still held	$12,590	$28,078	$(24,720)

Contractual Maturities
The contractual maturities of fixed-maturities available for sale were as follows.

	December 31, 2020
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$125,361	$126,414
Due after one year through five years (1)	1,002,786	1,062,579
Due after five years through 10 years (1)	1,225,712	1,338,147
Due after 10 years (1)	808,882	896,083
Asset-backed and mortgage-backed securities (2)	2,264,046	2,336,219
Total	5,426,787	5,759,442
Less: loaned securities	33,164	36,102
Total fixed-maturities available for sale	$5,393,623	$5,723,340
(1)Actual maturities may differ as a result of calls before scheduled maturity.
(2)Includes RMBS, CMBS, CLO and Other ABS, which are not due at a single maturity date.
Other
For the years ended December 31, 2020, 2019 and 2018, we did not transfer any securities to or from the available for sale or trading categories.
Our fixed-maturities available for sale include securities totaling $16.9 million and $16.8 million at December 31, 2020 and 2019, respectively, on deposit and serving as collateral with various state regulatory authorities. Our fixed-maturities available for sale also include securities serving as collateral for our FHLB advances. See Note 12 for additional information about our FHLB advances.
7. Goodwill and Other Acquired Intangible Assets, Net
All of our goodwill and other acquired intangible assets relate to our Real Estate segment. The following table shows the changes in the carrying amount of goodwill as of and for the years ended December 31, 2020 and 2019.

(In thousands)	Goodwill	Accumulated Impairment Losses	Net
Balance at December 31, 2018	$200,561	$(186,469)	$14,092
Goodwill acquired	538	—	538
Impairment losses	—	(4,828)	(4,828)
Balance at December 31, 2019	201,099	(191,297)	9,802
Goodwill disposed (1)	(191,297)	191,297	—
Balance at December 31, 2020	$9,802	$—	$9,802
(1)Related to the sale of Clayton in January 2020.

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
The following is a summary of the gross and net carrying amounts and accumulated amortization (including impairment) of our other acquired intangible assets as of the periods indicated.

	December 31, 2020			December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$43,550	$(31,559)	$11,991	$43,550	$(27,269)	$16,281
Technology	8,285	(7,370)	915	8,435	(6,789)	1,646
Licenses	463	(128)	335	463	(81)	382
Trade names and trademarks	480	(480)	—	480	(404)	76
Total	$52,778	$(39,537)	$13,241	$52,928	$(34,543)	$18,385

For the years ended December 31, 2020, 2019 and 2018, amortization expense (including impairment) was $5.1 million, $8.6 million and $12.4 million, respectively. The estimated amortization expense for 2021 and thereafter is as follows.

(In thousands)	Estimated Amortization Expense
2021	$3,450
2022	3,397
2023	3,361
2024	3,033
Thereafter	—
Total	$13,241

Impairment Analysis
As part of our 2020 annual goodwill impairment assessment performed during the fourth quarter, we estimated the fair value of the reporting unit using primarily an income approach. The key factor in our fair value analysis was forecasted future cash flows. We considered both positive and negative factors and concluded that, after considering all of the factors and evidence available, there was no impairment of goodwill indicated as of the measurement date because the estimated fair value of the reporting unit exceeded our carrying amount.
Based primarily on the wind down of the traditional appraisal business, as of December 31, 2020, we also evaluated the recoverability of certain asset groups in the fourth quarter, including other acquired intangible assets. Based on our analysis, we recognized an impairment of client relationships of $1.0 million and technology of $0.3 million as of December 31, 2020. There was no impairment indicated for the remaining other acquired intangible assets.
Clayton Sale
In January 2020, we completed the sale of Clayton, through which we provided mortgage services related to loan acquisition, RMBS securitization and distressed asset reviews and servicer and loan surveillance services. We determined that the asset group associated with the sale of Clayton met the criteria to be reclassified as held for sale as of December 31, 2019 and recognized an impairment charge of $4.8 million for goodwill allocated to this asset group. In addition, we recognized an impairment of other acquired intangible assets for $13.7 million and reclassified the remaining other acquired intangible assets balance associated with the asset group of $3.7 million as held for sale as of December 31, 2019.
Assets and liabilities related to Clayton classified as held for sale are presented in other assets and other liabilities, respectively, in the consolidated balance sheets in the period in which the business was classified as held for sale as of December 31, 2019.
8. Reinsurance
In our mortgage insurance and title insurance businesses, we use reinsurance as part of our risk distribution strategy, including to manage our capital position and risk profile. The reinsurance arrangements for our mortgage insurance business include premiums ceded under the QSR Program, the Single Premium QSR Program, and the Excess-of-Loss Program. The

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
amount of credit that we receive under the PMIERs financial requirements for our third-party reinsurance transactions is subject to ongoing review and approval by the GSEs.
The effect of all of our reinsurance programs on our net income is as follows.

	Year Ended December 31,
(In thousands)	2020	2019		2018
Net premiums written:
Direct	$1,108,513	$1,132,338		$1,089,720
Assumed (1)	12,197	10,379		6,901
Ceded (2)	(87,201)	(56,132)		(98,314)
Net premiums written	$1,033,509	$1,086,585		$998,307
Net premiums earned:
Direct	$1,286,527	$1,244,870	(3)	$1,074,298
Assumed (1)	12,213	10,382		6,904
Ceded (2)	(183,419)	(109,903)	(3)	(67,195)
Net premiums earned	$1,115,321	$1,145,349	(3)	$1,014,007

Ceding commissions earned (4)	$53,654	$48,659	(3)	$33,446
Ceded losses	58,266	5,859		5,086
(1)Includes premiums from our participation in certain credit risk transfer programs.
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
(4)Deferred ceding commissions of $52.5 million and $74.8 million are included in other liabilities on our consolidated balance sheets at December 31, 2020 and 2019, respectively.
Single Premium QSR Program
Radian Guaranty entered into each of the 2016 Single Premium QSR Agreement, 2018 Single Premium QSR Agreement and 2020 Single Premium QSR Agreement with panels of third-party reinsurers to cede a contractual quota share percent of our Single Premium NIW as of the effective date of each agreement (as set forth in the table below), subject to certain conditions. Radian Guaranty receives a ceding commission for ceded premiums written pursuant to these transactions. Radian Guaranty also receives a profit commission annually, provided that the loss ratio on the loans covered under the agreement generally remains below the applicable prescribed thresholds. Losses on the ceded risk up to this level reduce Radian Guaranty’s profit commission on a dollar-for-dollar basis.
Each of the agreements is subject to a scheduled termination date as set forth in the table below; however, Radian Guaranty has the option, based on certain conditions and subject to a termination fee, to terminate any of the agreements at the end of any calendar quarter on or after the applicable optional termination date. If Radian Guaranty exercises this option in the future, it would result in Radian Guaranty reassuming the related RIF in exchange for a net payment to the reinsurer calculated in accordance with the terms of the applicable agreement. Radian Guaranty also may terminate any of the agreements prior to the applicable scheduled termination date under certain circumstances, including if one or both of the GSEs no longer grant full PMIERs capital relief for the reinsurance.
The 2020 Single Premium QSR Agreement is the only QSR agreement under which Radian Guaranty is currently ceding NIW. Under the 2020 Single Premium QSR Agreement, NIW for policies issued between January 1, 2020 and December 31, 2021 is being ceded, subject to certain conditions and a limitation on ceded premiums written of $250 million. The parties may

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
mutually agree to increase the amount of ceded risk above this level. The following table sets forth additional details regarding the Single Premium QSR Program.

	2020 Singles QSR	2018 Singles QSR	2016 Singles QSR
NIW Policy Dates	Jan 1, 2020-Dec 31, 2021	Jan 1, 2018-Dec 31, 2019	Jan 1, 2012-Dec 31, 2017
Effective Date	January 1, 2020	January 1, 2018	January 1, 2016
Scheduled Termination Date	December 31, 2031	December 31, 2029	December 31, 2027
Optional Termination Date	January 1, 2024	January 1, 2022	January 1, 2020
Quota Share %	65%	65%	20% - 65% (1)
Ceding Commission %	25%	25%	25%
Profit Commission %	Up to 56%	Up to 56%	Up to 55%

(In millions)	As of December 31, 2020
RIF Ceded	$1,597	$1,979	$3,071

(In millions)	As of December 31, 2019
RIF Ceded	$—	$3,231	$5,351
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
Excess-of-Loss Program
Radian Guaranty has entered into four fully collateralized reinsurance arrangements with the Eagle Re Issuers. For the respective coverage periods, Radian Guaranty retains the first-loss layer of aggregate losses, as well as any losses in excess of the outstanding reinsurance coverage amounts. The Eagle Re Issuers provide second layer coverage up to the outstanding coverage amounts. For each of these four reinsurance arrangements, the Eagle Re Issuers financed their coverage by issuing mortgage insurance-linked notes to eligible third-party capital markets investors in unregistered private offerings. The aggregate excess-of-loss reinsurance coverage for these transactions decreases over a 10-year period as the principal balances of the underlying covered mortgages decrease and as any claims are paid by the applicable Eagle Re Issuer or the mortgage insurance is canceled. Radian Guaranty has rights to terminate the reinsurance agreements upon the occurrence of certain events.
In each of the insurance-linked notes transactions, the outstanding reinsurance coverage amount will begin amortizing after an initial period in which a target level of credit enhancement is obtained and will stop amortizing if certain thresholds, or triggers, are reached, including a trigger based on an elevated level of delinquencies as defined in the insurance-linked notes transaction agreements. With the exception of the most recent transaction, Eagle Re 2020-2 Ltd., the insurance-linked notes issued by the Eagle Re Issuers in connection with our Excess-of-Loss Program are currently subject to a delinquency trigger event, which was reported to the insurance-linked note investors on June 25, 2020. Both the amortization of the outstanding reinsurance coverage amount pursuant to our reinsurance arrangements with the Eagle Re Issuers and the amortization of the principal amount of the related insurance-linked notes issued by the Eagle Re Issuers have been suspended and will continue to be suspended during the pendency of the trigger event.

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
The following table sets forth additional details regarding the Excess-of-Loss Program.

(In millions)	Eagle Re 2020-2 Ltd.	Eagle Re 2020-1 Ltd.	Eagle Re 2019-1 Ltd.	Eagle Re 2018-1 Ltd.
Issued	October 2020	February 2020	April 2019	November 2018
NIW Policy Dates	Oct 1, 2019- Jul 31, 2020	Jan 1, 2019- Sep 30, 2019	Jan 1, 2018- Dec 31, 2018	Jan 1, 2017- Dec 31, 2017
Initial RIF	$13,011	$9,866	$10,705	$9,109
Initial Coverage	390	488	562	434	(1)
Initial First Layer Retention	423	202	268	205

(In millions)	As of December 31, 2020
RIF	$11,748	$6,121	$4,657	$3,986
Remaining Coverage	390	488	385	276	(1)
First Layer Retention	423	202	265	201

(In millions)	As of December 31, 2019
RIF	$—	$—	$8,409	$7,026
Remaining Coverage	—	—	487	343	(1)
First Layer Retention	—	—	267	204
(1)Excludes a separate excess-of-loss reinsurance agreement entered into by Radian Guaranty with both initial and remaining coverage of $21.4 million.
The Eagle Re Issuers are not subsidiaries or affiliates of Radian Guaranty. Based on the accounting guidance that addresses VIEs, we have not consolidated any of the Eagle Re Issuers in our consolidated financial statements, because Radian does not have: (i) the power to direct the activities that most significantly affect the Eagle Re Issuers’ economic performances or (ii) the obligation to absorb losses or the right to receive benefits from the Eagle Re Issuers that potentially could be significant to the Eagle Re Issuers. See Note 2 for more information on our accounting treatment of VIEs.
The reinsurance premium due to the Eagle Re Issuers is calculated by multiplying the outstanding reinsurance coverage amount at the beginning of a period by a coupon rate, which is the sum of one-month LIBOR, or acceptable alternative to LIBOR, plus a contractual risk margin, and then subtracting actual investment income collected on the assets in the reinsurance trust during the preceding month. As a result, the premiums we pay will vary based on: (i) the spread between LIBOR and the rates on the investments held by the reinsurance trust and (ii) the outstanding amount of reinsurance coverage. As the reinsurance premium will vary based on changes in these rates, we concluded that the reinsurance agreements contain embedded derivatives, which we have accounted for separately as freestanding derivatives and recorded in other assets or other liabilities on our consolidated balance sheets. See Note 5 for additional information on our embedded derivatives.
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

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
The Eagle Re Issuers represent our only VIEs as of December 31, 2020 and December 31, 2019. The following table presents the total assets and liabilities of the Eagle Re Issuers as of the dates indicated.

	Total VIE Assets and Liabilities (1)
	Year Ended December 31,
(In thousands)	2020	2019
Eagle Re 2020-2 Ltd.	$390,324	$—
Eagle Re 2020-1 Ltd.	488,385	—
Eagle Re 2019-1 Ltd.	384,602	508,449
Eagle Re 2018-1 Ltd.	275,718	357,005
Total	$1,539,029	$865,454
(1)Assets held by the Eagle Re Issuers are required to be invested in U.S. government money market funds, cash or U.S. Treasury securities. Liabilities of Eagle Re Issuers consist of their mortgage insurance-linked notes, as described above.
QSR Program
In 2012, Radian Guaranty entered into the QSR Program with a third-party reinsurance provider. Radian Guaranty has ceded the maximum amount permitted under the QSR Program and is no longer ceding NIW under this program. RIF ceded under the QSR Program was $381.8 million and $644.5 million as of December 31, 2020 and 2019, respectively.
Other Collateral
Although we use reinsurance as one of our risk management tools, reinsurance does not relieve us of our obligations to our policyholders. In the event the reinsurers are unable to meet their obligations to us, our insurance subsidiaries would be liable for any defaulted amounts. However, consistent with the PMIERs reinsurer counterparty collateral requirements, Radian Guaranty’s reinsurers have established trusts to help secure our potential cash recoveries. In addition to the total VIE assets of the Eagle Re Issuers discussed above, the amount held in reinsurance trusts was $228.6 million as of December 31, 2020, compared to $203.2 million as of December 31, 2019. In addition, for the Single Premium QSR Program, Radian Guaranty holds amounts received from ceded premiums written to collateralize the reinsurers’ obligations, which is reported in reinsurance funds withheld on our consolidated balance sheets. Any loss recoveries and profit commissions paid to Radian Guaranty related to the Single Premium QSR Program are expected to be realized from this account.
9. Other Assets
The following table shows the components of other assets for the periods indicated.

	December 31,
(In thousands)	2020	2019
Prepaid federal income taxes (Note 10)	$210,889	$134,800
Company-owned life insurance	115,586	105,721
Loaned securities (Notes 5 and 6)	57,499	66,442
Right-of-use assets (Note 13)	32,985	37,866
Assets held for sale (1)	—	24,908
Other	30,488	39,935
Total other assets	$447,447	$409,672
(1)Related to the sale of Clayton. See Notes 4 and 7 for additional information on assets held for sale. Liabilities held for sale at December 31, 2019 are included in other liabilities on our consolidated balance sheets.

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
10. Income Taxes
Income Tax Provision
The components of our consolidated income tax provision from continuing operations are as follows.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Current provision (benefit)	$(16,264)	$19,522	$(42,398)
Deferred provision	102,079	157,162	120,573
Total income tax provision	$85,815	$176,684	$78,175

The reconciliation of taxes computed at the statutory tax rate of 21% in 2020, 2019 and 2018 to the provision for income taxes is as follows.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Provision for income taxes computed at the statutory tax rate	$100,683	$178,289	$143,679
Change in tax resulting from:
Valuation allowance	11,290	1,941	(1,856)
Uncertain tax positions	(14,784)	1,202	2,589
State tax provision (benefit), net of federal impact	(9,062)	(293)	5,570
Other, net	(2,312)	(4,455)	1,778
Impact related to settlement of IRS Matter	—	—	(73,585)
Provision for income taxes	$85,815	$176,684	$78,175

Deferred Tax Assets and Liabilities
The significant components of our net deferred tax assets and liabilities from continuing operations are summarized as follows.

	December 31,
(In thousands)	2020	2019

Deferred tax assets:
State income taxes, net of federal impact	$75,499	$65,917
Goodwill and intangibles	32,673	36,282
Unearned premiums	27,703	34,394
Lease liability	11,214	13,293
Accrued expenses	11,140	11,642
Share-based compensation	9,291	11,238
Deferred policy acquisition and ceding commission costs	7,043	11,190
Loss reserves	4,578	1,920
Other	8,732	11,188
Total deferred tax assets	$187,873	$197,064

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

	December 31,
(In thousands)	2020	2019

Deferred tax liabilities:
Contingency reserve	$216,122	$137,983
Net unrealized gain on investments	70,057	29,303
Depreciation	13,029	12,803
Differences in fair value of financial instruments	9,087	5,708
Other	15,747	15,914
Total deferred tax liabilities	324,042	201,711
Less: Valuation allowance	77,728	66,437
Net deferred tax asset (liability)	$(213,897)	$(71,084)

Current and Deferred Taxes
As of December 31, 2020, we recorded a net current income tax payable of $17.5 million, which primarily relates to applying the standards of accounting for uncertainty in income taxes.
Certain entities within our consolidated group have generated net deferred tax assets of approximately $74.9 million, relating primarily to state and local NOL carryforwards which, if unutilized, will expire during various future tax periods. We are required to establish a valuation allowance against our deferred tax assets when it is more likely than not that all or some portion of our deferred tax assets will not be realized. At each balance sheet date, we assess our need for a valuation allowance. Our assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our deferred tax assets will be realized in future periods. We have determined that certain non-insurance entities within Radian may continue to generate taxable losses on a separate company basis in the near term and may not be able to fully utilize certain state and local NOLs on their state and local tax returns. Therefore, with respect to deferred tax assets relating to these state and local NOLs and other state timing adjustments, we retained a valuation allowance of $77.7 million at December 31, 2020 and $66.4 million at December 31, 2019.
As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Internal Revenue Code Section 832(e) for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. As of December 31, 2020, we held $210.9 million of these bonds, which are included as prepaid income taxes within other assets in our consolidated balance sheets. The corresponding deduction of our statutory contingency reserves resulted in the recognition of a net deferred tax liability. See Note 16 for additional information about our U.S. Mortgage Guaranty Tax and Loss Bonds.
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
Unrecognized Tax Benefits
As of December 31, 2020, we have $3.1 million of net unrecognized tax benefits, including $1.6 million of interest and penalties, that would affect the effective tax rate, if recognized. Our policy for the recognition of interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision, of which $0.3 million and $1.3 million were recorded for the years ended December 31, 2020 and 2019, respectively. In 2018, we recorded an income tax benefit of $61.6 million for interest and penalties primarily related to our IRS settlement.

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
A reconciliation of the beginning and ending gross unrecognized tax benefits is as follows.

	Year Ended December 31,
(In thousands)	2020	2019
Balance at beginning of period	$37,208	$33,552
Tax positions related to the current year:
Increases	250	3,215
Decreases	(1,788)	—
Tax positions related to prior years:
Increases	16,568	441
Decreases	(171)	—
Lapses of applicable statute of limitation	(31,818)	—
Balance at end of period	$20,249	$37,208

Our total unrecognized tax benefits decreased by $17.0 million from December 31, 2019 to December 31, 2020, primarily due to the lapses of the statute of limitations relating to the 2015 and 2016 tax years offset by the increase of unrecognized tax benefits associated with our recognition of certain premium income in prior years. Although unrecognized tax benefits for this item decreased due to statute expirations, the related amounts continued to impact subsequent years, resulting in a corresponding increase. Over the next 12 months, we do not anticipate a material change in our unrecognized tax benefits. The statute of limitations related to our federal consolidated income tax return remains open for tax years 2017-2019. Additionally, among the entities within our consolidated group, various tax years remain open to potential examination by state and local taxing authorities.
11. Losses and Loss Adjustment Expenses
Our reserve for losses and LAE, at the end of each period indicated, consisted of the following.

	Year Ended December 31,
(In thousands)	2020	2019
Mortgage insurance loss reserves (1)	$844,107	$401,273
Title insurance loss reserves	4,306	3,492
Total reserve for losses and LAE	$848,413	$404,765
(1)Primarily comprises first lien primary case reserves of $799.5 million and $339.8 million at December 31, 2020 and 2019, respectively.

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
For the periods indicated, the following table presents information relating to our mortgage insurance reserve for losses, including our IBNR reserve and LAE, but excluding our second-lien mortgage loan PDR.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Balance at January 1,	$401,273	$397,891	$507,588
Less: Reinsurance recoverables (1)	14,594	11,009	8,350
Balance at January 1, net of reinsurance recoverables	386,679	386,882	499,238
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	517,807	146,733	135,291
Prior years	(34,547)	(14,709)	(31,699)
Total incurred	483,260	132,024	103,592
Deduct: Paid claims and LAE related to:
Current year (2)	4,148	4,220	5,856
Prior years	93,453	128,007	210,092
Total paid	97,601	132,227	215,948
Balance at end of period, net of reinsurance recoverables	772,338	386,679	386,882
Add: reinsurance recoverables (1)	71,769	14,594	11,009
Balance at December 31,	$844,107	$401,273	$397,891
(1)Related to ceded losses recoverable on reinsurance transactions. See Note 8 for additional information.
(2)Related to underlying defaulted loans with a most recent default notice dated in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.
Reserve Activity
Incurred Losses
For all periods presented, case reserves established for new default notices were the primary driver of our total incurred losses, and they were primarily impacted by the number of new primary default notices received in the period and our related gross Default to Claim Rate assumption applied to those new defaults. For the year ended December 31, 2020, we experienced a significant increase in the number of new primary default notices, substantially all related to defaults of loans subject to forbearance programs implemented in response to the COVID-19 pandemic. New primary default notices totaled 108,025 for the year ended December 31, 2020, compared to 40,985 for the year ended December 31, 2019. Our gross Default to Claim Rate assumption applied to new defaults was 8.5% as of December 31, 2020, compared to 7.5% as of December 31, 2019. This increase reflects the estimated impact of a worsening macroeconomic environment, partially offset by the expected beneficial effects of mortgage relief options and other protections, including forbearance programs under the CARES Act.
For all periods presented, our provision for losses was also impacted by favorable reserve development on prior year defaults, primarily due to higher Cures than previously estimated. For 2019, this favorable development was partially offset by a $30.5 million increase in our IBNR reserve estimate related to legal proceedings involving challenges from certain servicers regarding our Loss Mitigation Activities. See Note 13 for additional information.
See also Note 1 for additional information on the elevated risks and uncertainties resulting from the COVID-19 pandemic to our business and Note 2 for discussion of the reserving methodology for the mortgage insurance industry, which requires that reserves for losses are generally not established until receipt of notification from servicers that a borrower has missed two payments.
Default to Claim Rate. Our Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans grouped according to the period in which the default occurred, as measured by the progress toward foreclosure sale and the number of months in default. Our estimate of expected Rescissions and Claim Denials (net of expected Reinstatements) embedded in our estimated net Default to Claim Rate is generally based on our recent experience. Consideration is also given to differences in characteristics between those rescinded policies and denied

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
claims and the loans remaining in our defaulted inventory. The following table shows our gross Default to Claim Rates on our primary portfolio based on the Time in Default and as of the dates indicated.

	December 31,
	2020	2019	2018
Default to Claim Rate on:
New defaults	8.5%	7.5%	8.0%
Defaults not in Foreclosure Stage:
Time in Default: < 2 years (1)	21.0%	22.0%	23.0%
Time in Default: 2 - 5 years	62.5%	48.0%	52.0%
Time in Default: > 5 years	70.0%	63.0%	68.0%
Foreclosure Stage Defaults	75.0%	70.0%	75.0%
(1)Represents the weighted average Default to Claim Rate for all defaults not in foreclosure stage that have been in default for up to two years, including new defaults. The estimated Default to Claim Rates applied to defaults within this population vary by Time in Default, and range from the Default to Claim Rates on new defaults shown above, up to 55.0%, 55.6% and 57.4% for more aged defaults in this category as of December 31, 2020, 2019, and 2018, respectively.
Claims Paid
The decrease in claims paid in 2020 is primarily attributable to COVID-19-related forbearance plans and suspensions of foreclosures and evictions. Claims paid in 2020 include payments made to settle certain previously disclosed legal proceedings. See Note 13 for additional information about these legal proceedings. The decrease in total claims paid is consistent with the decline in outstanding default inventory prior to 2020.
Concentration of Risk
As of December 31, 2020, there was no state that accounted for more than 10% of our mortgage insurance business measured by primary RIF. As of December 31, 2019, California, at 11.2%, was the only state to account for more than 10% of primary RIF. California also accounted for 10.4% of our direct NIW for the year ended December 31, 2020, compared to 10.6% and 11.9% for the years ended December 31, 2019 and 2018, respectively.

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
The information about net incurred losses and paid claims development for the years ended prior to 2020 is presented as supplementary information.

Incurred Losses, Net of Reinsurance ($ in thousands)											Total of IBNR Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Defaults (2)
	Year Ended December 31,
Default Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	Unaudited										As of December 31, 2020
2011	$1,058,625	$1,152,016	$1,052,277	$1,050,555	$1,062,579	$1,061,161	$1,059,116	$1,060,376	$1,064,054	$1,062,826	$578	117,019
2012		803,831	763,969	711,213	720,502	715,646	714,783	713,750	713,839	713,146	313	88,555
2013			505,732	405,334	401,444	404,333	402,259	400,243	399,356	399,317	150	70,723
2014				337,784	247,074	265,891	264,620	260,098	261,507	261,377	73	57,541
2015					222,555	198,186	178,042	183,952	183,546	184,066	69	49,255
2016						201,016	165,440	149,753	148,811	148,640	75	45,824
2017							180,851	151,802	133,357	130,274	144	46,956
2018								131,513	116,634	95,534	279	39,341
2019									143,475	136,860	809	42,884
2020										504,160	4,540	109,411
Total										$3,636,200
(1)Represents reserves as of December 31, 2020 related to IBNR liabilities.
(2)Represents total number of new default notices received in each calendar year as compiled monthly based on reports received from loan servicers. As reflected in our Default to Claim Rate assumptions, a significant portion of reported defaults generally do not result in a claim. In certain instances, a defaulted loan may cure, and then re-default in a later period. Consistent with our reserving practice, each new event of default is treated as a unique occurrence and therefore certain loans that cure and re-default may be included as a reported default in multiple periods.

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

Cumulative Paid Claims, Net of Reinsurance
	Year Ended December 31,
(In thousands)	Unaudited
Default Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$40,392	$323,216	$756,820	$892,959	$982,830	$1,016,855	$1,038,582	$1,048,966	$1,052,688	$1,057,199
2012		19,200	295,332	528,744	631,982	672,271	692,291	702,136	704,770	708,528
2013			34,504	191,040	307,361	357,087	379,036	388,688	392,818	395,093
2014				13,108	115,852	200,422	233,607	246,611	252,619	255,742
2015					10,479	84,271	142,421	163,916	172,645	174,812
2016						11,061	76,616	119,357	134,115	137,306
2017							24,653	66,585	99,678	108,484
2018								5,584	36,066	54,625
2019									4,220	18,703
2020										4,148
Total										$2,914,640
All outstanding liabilities before 2011, net of reinsurance										30,257
Liabilities for claims, net of reinsurance (1)										$751,817
(1)Calculated as follows:

(In thousands)
Incurred losses, net of reinsurance	$3,636,200
All outstanding liabilities before 2011, net of reinsurance	30,257
Cumulative paid claims, net of reinsurance	(2,914,640)
Liabilities for claims, net of reinsurance	$751,817
The following table provides a reconciliation of the net incurred losses and paid claims development tables above to the mortgage insurance reserve for losses and LAE at December 31, 2020.

(In thousands)	December 31, 2020
Net outstanding liabilities - mortgage insurance:
Reserve for losses and LAE, net of reinsurance	$751,817
Reinsurance recoverables on unpaid claims	71,769
Unallocated LAE	20,521
Total gross reserve for losses and LAE (1)	$844,107
(1)Excludes title insurance reserve for losses and LAE of $4.3 million.
The following is supplementary information about average historical claims duration as of December 31, 2020, representing the average distribution of when claims are paid relative to the year of default.

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Mortgage insurance	6.2%	33.6%	30.0%	11.5%	5.2%	2.4%	1.4%	0.6%	0.4%	0.4%

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
12. Borrowings and Financing Activities
The carrying value of our debt at December 31, 2020 and 2019 was as follows.

	December 31,
($ in thousands)	2020	2019
Senior notes:
Senior Notes due 2024	$445,512	$444,445
Senior Notes due 2025	516,634	—
Senior Notes due 2027	443,528	442,665
Total senior notes	$1,405,674	$887,110

FHLB advances:
FHLB advances due 2020	$—	$79,002
FHLB advances due 2021	67,500	19,000
FHLB advances due 2022	61,050	11,925
FHLB advances due 2023	27,995	14,994
FHLB advances due 2024	9,954	9,954
FHLB advances due 2025	9,984	—
Total FHLB advances	$176,483	$134,875

Extinguishment of Debt
2019 Activity
Repayment of Senior Notes due 2019. In accordance with the terms of the notes under the related indenture, we retired the remaining aggregate principal amount of $158.6 million of outstanding Senior Notes due 2019 upon their maturity in June 2019.
Repurchases of Senior Notes due 2020 and 2021. During the second quarter of 2019, pursuant to cash tender offers to purchase our outstanding Senior Notes due 2020 and 2021, we purchased aggregate principal amounts of $207.2 million and $127.3 million of our Senior Notes due 2020 and 2021, respectively. We funded the purchases with $351.8 million in cash (which includes accrued and unpaid interest due on the purchased notes). These purchases resulted in a loss on extinguishment of debt of $16.8 million.
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
Senior Notes due 2025. In May 2020, we issued $525 million aggregate principal amount of Senior Notes due 2025 and received net proceeds of $515.6 million. These notes mature on March 15, 2025 and bear interest at a rate of 6.625% per annum, payable semi-annually on March 15 and September 15 of each year, with interest payments commencing on September 15, 2020.
Senior Notes due 2027. In June 2019, we issued $450 million aggregate principal amount of Senior Notes due 2027 and received net proceeds of $442.2 million. These notes mature on March 15, 2027 and bear interest at a rate of 4.875% per annum, payable semi-annually on March 15 and September 15 of each year, with interest payments commencing on March 15, 2020.

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
Redemption Terms in Senior Notes. We have the option to redeem the Senior Notes due 2024, 2025 and 2027, in whole or in part, at any time, or from time to time, prior to July 1, 2024 (the date that is three months prior to the maturity date of the Senior notes due 2024), September 15, 2024 (the date that is six months prior to the maturity date of the Senior notes due 2025) and September 15, 2026 (the date that is six months prior to the maturity date of the Senior notes due 2027) (in each case, the “Par Call Date”), respectively, at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed and (ii) the make-whole amount, which is the sum of the present values of the remaining scheduled payments of principal and interest in respect of the notes to be redeemed from the redemption date to the Par Call Date discounted to the redemption date at the applicable treasury rate plus 50 basis points, plus, in each case, accrued and unpaid interest thereon to, but excluding, the redemption date. At any time on or after the Par Call Date, we may, at our option, redeem the notes in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the redemption date.
Covenants in Senior Notes. The indentures governing the Senior Notes due 2024, 2025 and 2027 contain covenants customary for securities of this nature, including covenants related to the payments of the notes, periodic reporting and certificates to be issued and covenants related to amendments to the indentures. Additionally, the indentures include covenants restricting us from encumbering the capital stock of a designated subsidiary (as defined in the indenture for the notes) or disposing of any capital stock of any designated subsidiary unless either all of the stock is disposed of or we retain more than 80% of the stock. We were in compliance with all covenants as of December 31, 2020.
FHLB Advances
In August 2016, Radian Guaranty and Radian Reinsurance became members of the FHLB. As members, they may borrow from the FHLB, subject to certain conditions, which include the need to post collateral and the requirement to maintain a minimum investment in FHLB stock, in part depending on the level of their outstanding FHLB advances.
As of December 31, 2020, we had $176.5 million of fixed-rate advances outstanding with a weighted average interest rate of 1.12%. Interest on the FHLB advances is payable quarterly, or at maturity if the term of the advance is less than 90 days. Principal is due at maturity. For obligations with maturities greater than or equal to 90 days, we may prepay the debt at any time, subject to the calculation and payment of a prepayment fee.
The principal balance of the FHLB advances is required to be collateralized by eligible assets with a market value that must be maintained generally within a range of 103% to 111% of market value, depending on the type of collateral pledged. Our fixed-maturities available for sale include securities totaling $188.0 million and $143.1 million at December 31, 2020 and 2019, respectively, which serve as collateral for our FHLB advances to satisfy this requirement.
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
Subject to certain limitations, borrowings under the credit facility may be used for working capital and general corporate purposes, including capital contributions to Radian Group’s insurance and reinsurance subsidiaries as well as growth initiatives. The credit facility contains customary representations, warranties, covenants, terms and conditions. Our ability to borrow under the credit facility is conditioned on the satisfaction of certain financial and other covenants, including covenants related to minimum net worth and statutory surplus, a maximum debt-to-capitalization level, limits on certain types of indebtedness and liens, minimum liquidity levels and Radian Guaranty’s eligibility as a private mortgage insurer with the GSEs. At December 31, 2020, Radian Group was in compliance with all the covenants and there were no amounts outstanding under this revolving credit facility.
13. Commitments and Contingencies
Legal Proceedings
We are routinely involved in a number of legal actions and proceedings, including reviews, audits and inquiries by various regulatory entities, as well as litigation and other disputes arising in the ordinary course of our business. These proceedings could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. Management believes, based on current knowledge and after consultation with counsel, that the outcome of such actions will not have a material adverse effect on our consolidated financial condition. The outcome of litigation and other legal and regulatory matters and proceedings is inherently uncertain, and it is possible that one or more of the matters currently pending or threatened could have an adverse effect on our liquidity, financial condition or results of operations for any particular period. In accordance with applicable accounting standards and guidance, we establish accruals

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
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
On December 22, 2016, Ocwen Loan Servicing, LLC and Homeward Residential, Inc. (collectively, “Ocwen”) filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against Radian Guaranty alleging breach of contract and bad faith claims and seeking monetary damages and declaratory relief (the “Litigation”). Ocwen has also initiated similar legal proceedings against several other mortgage insurers. On December 17, 2016, Ocwen separately filed a parallel arbitration petition against Radian Guaranty before the American Arbitration Association (“AAA”) asserting substantially the same allegations (the “Arbitration”). Ocwen’s filings together listed 9,420 mortgage insurance certificates issued under multiple insurance policies, including Pool Mortgage Insurance policies, as subject to the dispute. On June 5, 2017, Ocwen filed an amended complaint and an amended petition (collectively, the “Amended Filings”) with the court and the AAA, respectively, together listing 8,870 certificates as subject to the dispute. On April 11, 2018, the parties entered into a confidential agreement with respect to all certificates subject to the dispute. The confidential agreement resolved certain categories of claims involved in the dispute and, on April 12, 2018, the parties filed a stipulation of voluntary dismissal of the Litigation and the trial judge issued an order dismissing all claims and counterclaims in the Litigation. Radian Guaranty was not required to make any payment in connection with this confidential agreement. Pursuant to the confidential agreement, the parties: (i) dismissed the Litigation; (ii) narrowed the scope of the Arbitration to Ocwen’s breach of contract claims seeking payment of insurance benefits on approximately 2,500 certificates that Ocwen was previously pursuing through the Amended Filings; and (iii) agreed to resolve the Arbitration through an alternative dispute resolution process administered by the AAA (the “ADR Process”). Effective June 30, 2020, Radian Guaranty, PHH Mortgage Corporation, on behalf of itself, and as successor by merger to Ocwen (collectively, “PHH”), and Ocwen Financial Corporation entered into a Confidential Settlement Agreement and Release (the “Ocwen Settlement”) to fully resolve, among other things, all claims subject to the ADR Process. Implementation of the Ocwen Settlement, which was subject to the condition precedent that the GSEs consent to the settlement agreement, became effective on November 1, 2020 upon finalization of the consents. Pursuant to the Ocwen Settlement, among other things: (i) Radian made a cash settlement payment on November 6, 2020 and (ii) each party agreed to release the other with respect to all known or unknown claims with respect to the certificates subject to the ADR Process as well as with respect to all other certificates issued on loans serviced by PHH for which Radian decided claims prior to January 1, 2019. On November 13, 2020, the Arbitration and ADR Process was dismissed with prejudice.
On August 31, 2018, Nationstar Mortgage LLC d/b/a Mr. Cooper (“Nationstar”) filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against Radian Guaranty (the “Complaint”) alleging breach of contract, bad faith, equitable indemnification, unjust enrichment, and conversion claims and seeking monetary damages and declaratory relief. Exhibit 1 to the Complaint lists 3,014 mortgage insurance certificates issued under multiple insurance policies as subject to disputes involving insurance coverage decisions (the “Coverage Disputed Loans”). Exhibit 2 to the Complaint further lists 2,231 mortgage insurance certificates issued under multiple insurance policies as subject to disputes involving premium refund requests. In December 2018, Radian Guaranty filed a motion to dismiss the Complaint. In March 2019, the trial judge issued an order granting in part, and denying in part, our motion to dismiss, and dismissed Nationstar’s unjust enrichment and conversion claims. In May 2019, Radian Guaranty filed an answer to the Complaint, with affirmative defenses and counterclaims. On September 23, 2019, the trial judge entered as an order a joint stipulation submitted by Nationstar and Radian Guaranty that narrowed the scope of the dispute involving Coverage Disputed Loans to claims relating to 1,704 mortgage insurance certificates. Effective June 26, 2020, Radian Guaranty and Nationstar entered into a Confidential Settlement Agreement and Release (the “Nationstar Settlement”) to fully resolve, among other things, all claims and counterclaims in this litigation. Pursuant to the Nationstar Settlement, among other things: (i) Radian agreed to make a cash settlement payment following the implementation of the Nationstar Settlement and (ii) each party agreed to release the other with respect to all known or unknown claims with respect to the certificates subject to this litigation as well as with respect to all other certificates issued under certain policies on loans serviced by Nationstar for

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
which Radian decided claims prior to January 1, 2019. Implementation of the Nationstar Settlement remains subject to the condition precedent that the GSEs consent to the settlement agreement. On July 9, 2020, the trial judge granted the parties’ joint motion requesting to stay this litigation pending receipt of required consents. On January 5, 2021, counsel for Radian and Nationstar submitted a joint status report to the trial judge reporting that the parties anticipate receiving the GSE consents, and that the case will be dismissed in the near future.
As previously disclosed, based on developments in the Ocwen and Nationstar legal proceedings discussed above, the Company’s IBNR reserve was increased in 2019 to reflect our best estimate as of that time of our probable loss in connection with these legal proceedings. The settlement agreements are materially consistent with these estimates, and as a result, the implementation of the Ocwen Settlement, which became effective as of November 1, 2020, and the execution and expected implementation of the Nationstar Settlement, do not have a material impact on our mortgage insurance reserves for these legal proceedings. A failure to receive the required consents of the GSEs to the Nationstar Settlement could restart the applicable legal proceeding, the outcome of which could have an adverse effect on our future results of operations, liquidity or financial condition.
We also are periodically subject to reviews and audits, as well as inquiries, information-gathering requests and investigations. In connection with these matters, from time to time we receive requests and subpoenas seeking information and documents related to aspects of our business.
Our Master Policies establish the timeline within which any suit or action arising from any right of an insured under the policy generally must be commenced. In general, any suit or action arising from any right of an insured under the policy must be commenced within two years after such right first arose for primary insurance and within three years for certain other policies, including certain Pool Mortgage Insurance policies. Although we believe that our Loss Mitigation Activities are justified under our policies, from time to time we face challenges from certain lender and servicer customers regarding our Loss Mitigation Activities. These challenges could result in additional arbitration or judicial proceedings and we may need to reassume the risk on, and increase loss reserves for, the associated policies or pay additional claims.
The legal and regulatory matters and proceedings discussed above could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business.
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
The following tables provide additional information related to our leases, including: (i) the components of our total lease cost; (ii) the cash flows arising from our lease transactions; (iii) supplemental balance sheet information; (iv) the weighted-average remaining lease term; (v) the weighted-average discount rate used for our leases; and (vi) the remaining maturities of our lease liabilities, as of and for the periods indicated.

	Year Ended December 31,
($ in thousands)	2020	2019
Operating lease cost	$8,798	$9,332
Short-term lease cost	13	140
Total lease cost	$8,811	$9,472

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(9,595)	$(10,615)

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

	December 31,
($ in thousands)	2020	2019
Operating leases:
Operating lease right-of-use assets (1)	$32,985	$37,866
Operating lease liabilities (2)	53,399	59,452
Weighted-average remaining lease term - operating leases (in years)	9.3 years	10.2 years
Weighted-average discount rate - operating leases	6.72%	6.80%
Remaining maturities of lease liabilities for future years is as follows:
2021	$8,330
2022	10,040
2023	10,170
2024	9,904
2025	7,976
2026 and thereafter	39,870
Total lease payments	86,290
Less: Imputed interest	(32,891)
Present value of lease liabilities (2)	$53,399
(1)Classified in other assets in our consolidated balance sheets. See Note 9.
(2)Classified in other liabilities in our consolidated balance sheets.
Pursuant to the previous lease accounting standard, rent expense for the year ended December 31, 2018 was $9.7 million. At December 31, 2020 and 2019, there were no future minimum receipts expected from sublease rental payments.
Other
We provide contract underwriting to our mortgage insurance customers. Generally, under our current contract underwriting program the remedy we offer is limited indemnification. In 2020, payments for losses related to contract underwriting remedies were de minimis. In 2020, our provision for contract underwriting expenses was also de minimis. We monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters.
14. Capital Stock
Share Repurchase Activity
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
On August 16, 2018, Radian Group’s board of directors approved a share repurchase program that authorized the Company to repurchase up to $100 million of its common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. On March 20, 2019, Radian Group’s board of directors approved a $150 million increase in authorization for this program, bringing the total authorization to repurchase shares up to $250 million, excluding commissions. Radian operated this program pursuant to a trading plan under Rule 10b5-1 of the Exchange Act to implement this program. During 2019, the Company completed this program by purchasing 11,258,574 shares, which represents 5.3% of the shares outstanding at the beginning of the program, at an average price of $22.22 per share including commissions, at which time no further purchase authority remained under this program.
On August 14, 2019, Radian Group’s board of directors approved a share repurchase program that authorized the Company to spend up to $200 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. Radian operated this program pursuant to a trading plan under Rule 10b5-1 of the Exchange Act. Under this program during 2019, the Company purchased 2,195,661 shares at an average price of $22.79 per share, including commissions. As of December 31, 2019, purchase authority of up to $150.0 million remained available under this program.

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
On February 13, 2020, Radian Group’s board of directors authorized a $275 million increase in this program, bringing the total authorization to repurchase shares up to $475 million, excluding commissions, and extended the expiration of this program extension from July 31, 2020 to August 31, 2021. During the year ended December 31, 2020, the Company purchased 11,036,248 shares at an average price of $20.51, including commissions.
Effective March 19, 2020, the Company temporarily suspended purchases under its share repurchase program and canceled its then current 10b5-1 plan in response to uncertainty resulting from the COVID-19 pandemic. Radian may initiate a new 10b5-1 plan at its discretion in the future. As of December 31, 2020, purchase authority of up to $198.9 million remained available under this program. The expiration date of the current share repurchase authorization remains August 31, 2021.
Other Purchases
We may purchase shares on the open market to settle stock options exercised by employees and purchases under our Employee Stock Purchase Plan. In addition, upon the vesting of certain restricted stock awards under our equity compensation plans, we may withhold from such vested awards shares of our common stock to satisfy the tax liability of the award recipients.
Dividends and Dividend Equivalents
In each of the quarters during 2019 and 2018, we declared quarterly cash dividends on our common stock equal to $0.0025 per share. On February 13, 2020, Radian Group’s board of directors authorized an increase to the Company’s quarterly cash dividend from $0.0025 to $0.125 per share, which was declared and paid during each of the quarters in 2020.
Also beginning in first quarter of 2020, dividend equivalents are accrued on RSUs when dividends are declared on the Company’s common stock, subject to certain exclusions. See Note 17 for information about our dividend equivalents on RSU awards.
15. Accumulated Other Comprehensive Income (Loss)
The following tables show the rollforward of accumulated other comprehensive income (loss) as of the periods indicated.

	Year Ended December 31, 2020
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$139,858	$29,370	$110,488
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	226,280	47,519	178,761
Less: Reclassification adjustment for net gains (losses) included in net income (loss): (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	33,468	7,028	26,440
Net decrease (increase) in expected credit losses	(1,254)	(263)	(991)
Net unrealized gains (losses) on investments	194,066	40,754	153,312
Other adjustments to comprehensive income, net	(95)	(20)	(75)
Other comprehensive income (loss)	193,971	40,734	153,237
Balance at end of period	$333,829	$70,104	$263,725

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________

	Year Ended December 31, 2019
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(77,114)	$(16,194)	$(60,920)
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	228,406	47,965	180,441
Less: Reclassification adjustment for net gains (losses) included in net income (1)	11,262	2,365	8,897
Net unrealized gains (losses) on investments	217,144	45,600	171,544
Other adjustments to comprehensive income, net	(172)	(36)	(136)
Other comprehensive income (loss)	216,972	45,564	171,408
Balance at end of period	$139,858	$29,370	$110,488

	Year Ended December 31, 2018
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$32,669	$9,584	$23,085
Cumulative effect of adopting accounting standard updates	284	(2,664)	2,948
Balance adjusted for cumulative effect of adopting accounting standard updates	32,953	6,920	26,033
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(123,235)	(25,879)	(97,356)
Less: Reclassification adjustment for net gains (losses) included in net income (1)	(13,000)	(2,730)	(10,270)
Net unrealized gains (losses) on investments	(110,235)	(23,149)	(87,086)
Other adjustments to comprehensive income, net	168	35	133
Other comprehensive income (loss)	(110,067)	(23,114)	(86,953)
Balance at end of period	$(77,114)	$(16,194)	$(60,920)
(1)Included in net gains (losses) on investments and other financial instruments in our consolidated statements of operations.

16. Statutory Information
Radian Group serves as the holding company for our insurance subsidiaries, through which we conduct our mortgage insurance and title insurance businesses. These insurance subsidiaries are subject to comprehensive, detailed regulation by the insurance departments in the various states where our insurance subsidiaries are domiciled or licensed to transact business. Insurance laws vary from state to state, but generally grant broad supervisory powers to state agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business. In addition, in order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. The PMIERs are comprehensive, covering virtually all aspects of the business and operations of a private mortgage insurer, including internal risk management and quality controls, the relationship between the GSEs and the approved insurer, as well as the approved insurer’s financial condition. See “PMIERs” below for additional information.
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
Statutory Financial Statements
We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. Required SAP are

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
established by the NAIC, as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of December 31, 2020, we did not have any prescribed or permitted SAP that resulted in reported statutory surplus or risk-based capital being different from what would have been reported had NAIC statutory accounting practices been followed.
Reflecting the principal differences between SAP and GAAP, statutory financial statements typically do not include unrealized gains or losses on fixed-maturity securities, deferred policy acquisition costs, and certain net deferred tax assets and certain other less readily marketable assets that are designated as non-admitted assets. In addition to these general differences, SAP also requires that mortgage insurance companies establish a special contingency reserve equal to 50% of premiums earned in each year, generally to be maintained for 10 years, to protect policyholders against loss during adverse economic cycles. As a result of the requirement to establish and maintain this statutory liability, contingency reserves affect the ability of a mortgage insurer to pay dividends, as described below. With regulatory approval, a mortgage insurance company may make early withdrawals from this contingency reserve when incurred losses exceed 35% of net premiums in a calendar year. Due to elevated losses in 2020, Radian Guaranty received regulatory approval to release $93.0 million from contingency reserves for the year. Radian Guaranty did not release any amounts from their contingency reserves in 2019 or 2018. Based on the typical 10-year holding requirement, Radian Guaranty is scheduled to release contingency reserves to unassigned surplus in material amounts beginning in 2024. See “—Statutory Dividend Restrictions” below for additional information.
As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, related to amounts required to be set aside in statutory contingency reserves to the extent we purchase U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury. Under SAP, this deduction reduces the tax provision reflected in the statutory financial statements, which in turn increases statutory net income and surplus as well as Available Assets under the PMIERs. As of December 31, 2020, Radian Guaranty held $210.9 million of these bonds, which have a 10-year original maturity but may be redeemed in any tax year prior to maturity. If redeemed, the taxable income in the tax year of the redemption includes the previously deducted amount associated with the redeemed bond, and is subject to tax at the statutory tax rate applicable in the year of the redemption. Accordingly, if corporate income tax rates were to increase in a year subsequent to the tax year in which the deduction was taken, additional amounts of tax above what was paid originally for the bonds must be paid when those amounts are included in income in future years. If Radian Guaranty were to redeem its bonds early in anticipation of future corporate tax rate increases, its statutory surplus and PMIERs Available Assets would decline by the amount of the redemption only, which would be up to $210.9 million based on the amount held as of December 31, 2020. Under that scenario, Radian Guaranty would still remain in compliance with both minimum surplus requirements and the current PMIERs financial requirements, as described below.
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
In January 2020, in connection with the termination of an intercompany reinsurance agreement between Radian Reinsurance and Radian Guaranty, Radian Reinsurance transferred $6.0 billion in RIF to Radian Guaranty and released substantially all of its contingency reserves to unassigned surplus. In turn, Radian Guaranty established equivalent contingency reserves with a corresponding decrease to its unassigned surplus. As part of these actions, the Pennsylvania Insurance Department approved a $465 million return of capital from Radian Reinsurance to Radian Group as well as the transfer of $200 million of cash and marketable securities from Radian Group to Radian Guaranty in exchange for a surplus note. This intercompany surplus note has a 3% interest rate and a stated maturity of January 31, 2030; however, any principal or interest payments made by Radian Guaranty are subject to approval by the Pennsylvania Insurance Department. To date, no payments have been made related to this surplus note. The surplus note may be redeemed or converted to paid in capital at any time upon 30 days prior notice, subject to a request by Radian Guaranty for the approval of the Pennsylvania Insurance Department. Our mortgage insurance subsidiaries also include Radian Mortgage Assurance, Radian Insurance Inc., Radian Investor Surety Inc. and Radian Mortgage Guaranty Inc.
Additionally, as part of our title services, we offer title insurance through Radian Title Insurance, an Ohio domiciled title insurance underwriter and settlement services company that is licensed to issue title insurance policies in 39 states and the District of Columbia.

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
Our insurance subsidiaries’ statutory net income and statutory policyholders’ surplus for the years ended and as of December 31, 2020, 2019 and 2018 were as follows.

	December 31,
(In millions)	2020	2019	2018
Statutory net income (loss)
Radian Guaranty	$441.9	$703.4	$501.9
Radian Reinsurance	32.5	101.6	86.1
Other Mortgage Subsidiaries	1.1	0.1	(2.8)
Radian Title Insurance	2.1	0.3	(1.8)

Statutory policyholders’ surplus
Radian Guaranty	$481.5	$637.7	$814.1
Radian Reinsurance	360.7	455.6	356.2
Other Mortgage Subsidiaries	41.3	45.7	58.0
Radian Title Insurance	28.8	27.0	27.0

Statutory Capital Requirements
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a maximum ratio of net RIF relative to statutory capital, or Risk-to-capital. There are 16 RBC States that currently impose a Statutory RBC Requirement. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, a mortgage insurer must satisfy a MPP Requirement. Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer, such as Radian Guaranty, is not in compliance with the Statutory RBC Requirement of that state, the mortgage insurer may be prohibited from writing new mortgage insurance business in that state. The statutory capital requirements for the non-RBC States are de minimis (ranging from $1 million to $5 million); however, the insurance laws of these states generally grant broad supervisory powers to state agencies or officials to enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States.
Radian Guaranty was in compliance with all applicable Statutory RBC Requirements or MPP Requirements, as applicable, in each of the RBC States as of December 31, 2020. Radian Guaranty’s Risk-to-capital calculation was 12.7:1 and 13.6:1 as of December 31, 2020 and 2019, respectively. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves.
Our other mortgage insurance and title insurance subsidiaries were also in compliance with all statutory and counterparty capital requirements as of December 31, 2020 and 2019.
The NAIC is in the process of reviewing the minimum capital and surplus requirements for mortgage insurers and considering changes to the Model Act. In December 2019, a working group of state regulators released exposure drafts of a revised Model Act, including new proposed mortgage guaranty insurance capital requirements for mortgage insurers. While the process for developing this framework was inactive as a result of the COVID-19 pandemic, we understand the initiative remains active and that an effort to resume work on the exposure draft is expected in 2021. As proposed, the capital requirements set forth in the most recent exposure draft rely on, among other things, changes in the economic and housing environment, including changes in home prices and incomes.
PMIERs
The PMIERs financial requirements require that a mortgage insurer’s Available Assets meet or exceed its Minimum Required Assets. At December 31, 2020, Radian Guaranty is an approved mortgage insurer under the PMIERs and is in compliance with the current PMIERs financial requirements.
Under the PMIERs there are increased financial requirements for loans in default, including as a result of natural disasters and pandemics. As a result, increases in defaults related to the COVID-19 pandemic have subjected Radian Guaranty to an increase in Minimum Required Assets under the PMIERs, and therefore, could impact our compliance with the PMIERs or continue to negatively impact our results of operations. However, as further described below, the PMIERs apply a multiplier that reduces the Minimum Required Asset factor for loans that have become non-performing as a result of a “FEMA Declared Major

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
Disaster” event, including as a result of participation in a forbearance program, because those loans generally have a higher likelihood of curing following the conclusion of the event. For these defaults, the PMIERs apply the Disaster Related Capital Charge, which is a 0.30 multiplier to the factor that normally would be applied to such default, effectively reducing the required asset amount by 70%, unless the resulting Minimum Required Asset amount after applying the Disaster Related Capital Charge would be less than the Minimum Required Asset amount for the loan if it was performing, in which case the Minimum Required Asset amount would equal the performing level amount. Pursuant to the COVID-19 Amendment, the Disaster Related Capital Charge is now applied nationwide to all COVID-19 Defaulted Loans for no longer than three calendar months beginning with the month the loan becomes non-performing (i.e., missed two monthly payments), or if greater, the period of time that the loan is subject to a forbearance plan, repayment plan or loan modification trial period granted in response to a financial hardship related to COVID-19. See Note 1 for discussion about the elevated risks and uncertainties associated with the COVID-19 pandemic.
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
Statutory Dividend Restrictions
As of December 31, 2020, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $4.1 billion of our consolidated net assets. Despite holding assets above the minimum statutory capital thresholds and PMIERs financial requirements, the ability of Radian’s mortgage insurance subsidiaries to pay dividends on their common stock is restricted by certain provisions of the insurance laws of Pennsylvania, their state of domicile. Under Pennsylvania’s insurance laws, ordinary dividends and distributions may only be paid out of an insurer’s positive unassigned surplus, measured as of the end of the prior fiscal year, unless the Pennsylvania Insurance Department approves the payment of extraordinary dividends or other distributions from another source.
As of December 31, 2020, Radian Guaranty had negative unassigned surplus of $859.5 million. Therefore, no dividends or other ordinary distributions can be paid by Radian Guaranty in 2021. In light of Radian Guaranty’s negative unassigned surplus related to operating losses in prior periods and the ongoing need to set aside contingency reserves, we do not anticipate that Radian Guaranty will be permitted under applicable insurance laws to pay ordinary dividends to Radian Group for the foreseeable future.
As of December 31, 2020, Radian Reinsurance had positive unassigned surplus of $319.7 million. As a result, Radian Reinsurance does have the ability to pay an ordinary dividend in 2021. Under Pennsylvania’s insurance laws, Radian Reinsurance can distribute up to $36.1 million in 2021 without prior approval from the Pennsylvania Insurance Department.
As of December 31, 2020 and 2019, Radian Guaranty had contingency reserves of $3.4 billion and $2.6 billion, respectively. As discussed above, absent early releases related to elevated incurred losses such as occurred in 2020, Radian Guaranty is scheduled to release contingency reserves to unassigned surplus in material amounts beginning in 2024, which should accelerate the reduction of its negative unassigned surplus. Under Pennsylvania’s insurance laws, an insurer may request approval to pay an Extraordinary Distribution, subject to the approval of the Pennsylvania Insurance Department. Radian Guaranty sought and received such approval to return capital by paying Extraordinary Distributions to Radian Group in 2019 and 2018. As described above, Radian Reinsurance sought and received approval to return capital by paying an Extraordinary Distribution to Radian Group in January 2020.
The surplus additions (distributions) between Radian Group and Radian Guaranty and our other insurance subsidiaries for the years ended December 31, 2020, 2019 and 2018 were as follows.

	Year Ended December 31,
(In millions)	2020	2019	2018
Additions to Radian Guaranty surplus	$200.0	$—	$—
Distributions from Radian Guaranty surplus	—	(375.0)	(450.0)
Additions to other insurance subsidiaries’ surplus	—	65.2	—
Distributions from other insurance subsidiaries’ surplus	(465.0)	(14.0)	—
17. Share-Based Compensation and Other Benefit Programs
All outstanding awards granted under the Equity Plans are performance-based or time-based awards in the form of RSUs, non-qualified stock options, or phantom stock. The maximum contractual term for stock options and similar instruments under the Equity Plans is 10 years, although awards of these instruments may be granted with shorter terms.

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
There were 3,478,075 shares available for grant under the Amended and Restated Equity Compensation Plan as of December 31, 2020 (the “share reserve”). Each grant of restricted stock, RSUs, or performance share awards under the Amended and Restated Equity Compensation Plan (other than those settled in cash) reduces the share reserve available for grant under the Amended and Restated Equity Compensation Plan by 1.31 shares for every share subject to such grant. Absent this share reserve adjustment for outstanding restricted stock, RSUs, phantom stock or performance share awards, our shares remaining available for grant under the Amended and Restated Equity Compensation Plan would have been 8,050,843 shares as of December 31, 2020.
Most awards vest at the end of the performance or service period and will vest earlier under certain circumstances. In the event of a grantee’s death or disability, awards generally vest immediately. Upon retirement, if certain conditions are met, awards generally vest immediately or at the end of the performance period, if any. Certain time-based RSU awards granted to officers under our Amended and Restated Equity Compensation Plan will vest in whole or in part in the event the grantee’s employment is terminated by us without cause or for “good reason.” Awards granted to officers will vest in connection with a change of control only in the event the grantee’s employment is terminated by us without cause or the grantee terminates employment for “good reason,” in each case within 90 days before or one year after the change of control. Awards to our non-employee directors will vest in connection with a change of control only in the event the grantee fails to be appointed to the board of directors of the surviving entity or is not nominated for reelection, or fails to be reelected after nomination, to the board of directors of the Company or the surviving entity.
The following table summarizes the compensation cost recognized and additional information regarding all share-based awards for the years indicated.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Compensation cost recognized: (1)
RSUs	$18,403	$20,694	$16,591
Employee Stock Purchase Plan	671	444	453
Non-Qualified Stock Options and Other	119	276	605
Total compensation cost recognized	19,193	21,414	17,649
Less: Costs deferred as acquisition costs	—	373	324
Share-based compensation expense	19,193	21,041	17,325
Income tax benefit related to share-based compensation expense	4,264	6,343	2,863
Share-based compensation expense, net	$14,929	$14,698	$14,462
(1)Compensation cost is generally recognized over the periods that an employee provides service in exchange for the award. For purposes of calculating compensation cost recognized for retirement eligible grantees, we consider the service condition to be met (and recognize the full compensation costs) as of the date when a grantee becomes retirement eligible.
As of December 31, 2020, unrecognized compensation expense for all of our outstanding share-based awards was $22.7 million. Absent a change of control under the Equity Plans, this expense is expected to be recognized over a weighted-average period of approximately 1.9 years. The ultimate unrecognized expense associated with our outstanding awards could differ, depending upon whether or not the performance and service conditions are met.

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
RSUs
Information with regard to RSUs to be settled in stock for the periods indicated is as follows.

	Performance-Based		Time-Vested
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2019 (1)	2,375,005	$15.84	1,869,740	$13.82
Granted (2)	839,330	11.91	763,608	13.49
Performance adjustment (3)	168,749	—	—	—
Vested (4)	(1,174,535)	13.14	(501,283)	15.98
Forfeited	(22,305)	18.69	(13,180)	17.61
Outstanding, December 31, 2020 (1)	2,186,244	15.71	2,118,885	13.16
(1)Outstanding RSUs represent shares that have not yet been issued because not all conditions necessary to earn the right to benefit from the instruments have been satisfied. The final amount of RSUs distributed depends on the employee’s level of performance achieved and, with the exception of certain retirement-eligible employees, continued service through the vesting date, which could result in changes in vested RSUs.
(2)For performance-based RSUs, amount represents the number of target shares at grant date.
(3)For performance-based RSUs, represents the difference between the number of target shares at grant date and the number of shares vested at settlement, which can range from 0 to 200% of target depending on results over the applicable performance periods.
(4)Represents amounts vested during the year, including the impact of performance adjustments for performance-based awards.
The weighted-average grant date fair value of performance-based RSUs granted during 2019 and 2018 was $21.45 and $15.07, respectively. The weighted-average grant date fair value of time-vested RSUs granted during 2019 and 2018 was $22.76 and $16.24, respectively.
The fair value as of the respective vesting dates of performance-based RSUs vested during 2020, 2019 and 2018 was $17.2 million, $10.6 million, and $0.2 million, respectively. The fair value as of the respective vesting dates of time-vested RSUs vested during 2020, 2019 and 2018 was $7.6 million, $10.9 million, and $4.2 million, respectively.
In February 2020, the Compensation and Human Capital Management Committee of Radian Group’s board of directors approved the amendment of outstanding performance-based RSU awards and time-based RSU awards held by eligible employees (including former employees) and directors of the Company to add dividend equivalent rights to such equity awards, subject to certain exclusions. Therefore, beginning in the first quarter of 2020, dividend equivalents are accrued on these awards when dividends are declared on the Company’s common stock and will generally be paid in cash when the awards are settled.
Performance-Based RSUs. In 2020, 2019 and 2018, the vesting of the performance-based RSUs granted to each executive officer and non-executive will be based upon the cumulative growth in Radian’s book value per share, adjusted for certain defined items, over a three-year performance period. The maximum payout at the end of the three-year performance period is 200% of the award’s target number of RSUs. Performance-based RSUs granted to executive officers are subject to a one-year post vesting holding period.
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
Time-Vested RSUs. With the exception of certain time-vested RSUs granted in 2020, 2019 and 2018 to non-employee directors, the time-vested RSU awards granted in 2020, 2019 and 2018 are scheduled to vest in: (i) pro rata installments on each of the first three anniversaries of the grant date or (ii) generally at the end of three years. Certain time-vested RSU awards granted in 2020, 2019 and 2018 to non-employee directors generally are subject to one-year cliff vesting; however, those awards, as well as awards granted to non-employee directors in earlier periods, remain outstanding and the shares are not issued until the non-employee director retires or certain conditions related to a change in control are met, as described above.

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
Non-Qualified Stock Options
Information with regard to stock options for the periods indicated is as follows.

($ in thousands, except per-share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2019	981,547	$10.05
Granted	—	—
Exercised	(207,598)	7.50
Forfeited	—	—
Expired	(430)	18.42
Outstanding, December 31, 2020	773,519	$10.73	3.2	$7,366
Exercisable, December 31, 2020	773,519	$10.73	3.2	$7,366
(1)Based on the market price of $20.25 at December 31, 2020.
The following table summarizes additional information concerning stock option activity for the periods indicated.

	Years Ended December 31,
($ in thousands, except per-share amounts)	2020	2019	2018
Aggregate intrinsic value of options exercised	$3,344	$4,984	$6,274
Tax benefit of options exercised	702	1,047	1,318
Cash received from options exercised	1,553	2,416	1,425

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
There were no stock options granted in 2020, 2019 and 2018.
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
Under this plan, we issued 100,022; 107,009; and 103,668 shares to employees during the years ended December 31, 2020, 2019 and 2018, respectively. As of February 2021, 1,776,532 shares remain available for issuance under the Amended and Restated Radian Group Inc. ESPP.
Benefit Plans
The Radian Group Inc. Savings Incentive Plan (“Savings Plan”) covers substantially all of our full-time and our part-time employees. Participants can contribute up to 100% of their base earnings as pretax and/or after-tax (Roth IRA) contributions up to a maximum amount of $19,500 for 2020. The Savings Plan also includes a catch-up contribution provision whereby participants who are or will be age 50 and above during the Savings Plan year may contribute an additional contribution. The maximum catch-up contribution for the Savings Plan in 2020 was $6,500. We match up to 100% of the first 6.0% of eligible compensation contributed in any given year. Our expense for matching funds for the years ended December 31, 2020, 2019 and 2018 was $7.8 million, $5.6 million and $6.1 million, respectively.

Glossary
Radian Group Inc.
Notes to Consolidated Financial Statements (Continued)
______________________________________________________________________________________________________
18. Quarterly Financial Data (Unaudited)

	2020 Quarters
(In thousands, except per-share amounts)	First	Second	Third	Fourth	Year
Net premiums earned	$277,415	$249,295	$286,471	$302,140	$1,115,321
Services revenue	31,927	28,075	33,943	11,440	105,385
Net investment income	40,944	38,723	36,255	38,115	154,037
Net gains (losses) on investments and other financial instruments	(22,027)	47,276	17,652	17,376	60,277
Provision for losses	35,951	304,418	88,084	56,664	485,117
Policy acquisition costs	7,413	6,015	10,166	7,395	30,989
Cost of services	22,141	17,972	24,353	21,600	86,066
Other operating expenses	69,110	60,582	69,377	81,641	280,710
Amortization and impairment of other acquired intangible assets	979	979	961	2,225	5,144
Net income (loss)	140,461	(29,951)	135,103	148,013	393,626
Diluted net income (loss) per share (1)	$0.70	$(0.15)	$0.70	$0.76	$2.00
Weighted-average shares outstanding—diluted	201,819	193,299	194,156	194,663	196,642

	2019 Quarters
	First	Second	Third	Fourth	Year
Net premiums earned	$263,512	$299,166	$281,185	$301,486	$1,145,349
Services revenue	32,753	39,303	42,509	40,031	154,596
Net investment income	43,847	43,761	42,756	41,432	171,796
Net gains (losses) on investments and other financial instruments	21,913	12,540	13,009	4,257	51,719
Provision for losses	20,754	47,427	29,231	34,619	132,031
Policy acquisition costs	5,893	6,203	6,435	6,783	25,314
Cost of services	24,157	27,845	29,044	27,278	108,324
Other operating expenses	78,805	70,046	76,384	80,894	306,129
Loss on extinguishment of debt	—	16,798	5,940	—	22,738
Impairment of goodwill	—	—	—	4,828	4,828
Amortization and impairment of other acquired intangible assets	2,187	2,139	2,139	15,823	22,288
Net income	170,957	166,730	173,438	161,184	672,309
Diluted net income per share (1)	$0.78	$0.78	$0.83	$0.79	$3.20
Weighted-average shares outstanding—diluted	218,343	213,603	208,691	205,165	210,340
(1)Diluted net income (loss) per share is computed independently for each period presented. Consequently, the sum of the quarters may not equal the total net income per share for the year.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2020 pursuant to Rule 15d-15(b) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2020, using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the updated internal control framework in Internal Control-Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Glossary

______________________________________________________________________________________________________
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2020. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2020. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2020. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Equity Compensation Plans
The following table sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2020. Each number of securities reflected in the table is a reference to shares of our common stock.

Plan Category (1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (2)	5,197,971	(3)	$1.80	(4)	5,319,844	(5)
Equity compensation plans not approved by stockholders	—		—		—
Total	5,197,971	(3)	$1.80	(4)	5,319,844	(5)
(1)The table does not include information for equity compensation plans assumed by us in mergers, under which we do not grant additional awards.
(2)These plans consist of our 1995 Equity Plan, 2008 Equity Plan, the Amended and Restated Equity Compensation Plan and our Amended and Restated Radian Group Inc. ESPP.
(3)Represents 22,637 shares of phantom stock issued under our 1995 Equity Plan, 96,686 shares of phantom stock, 359,212 non-qualified stock options and 631,092 RSUs issued under our 2008 Equity Plan, and 414,307 non-qualified stock options and 3,674,037 RSUs issued under our Amended and Restated Equity Compensation Plan. Of the RSUs included herein, 2,186,244 are performance-based stock-settled RSUs that could potentially pay out between 0% and 200% of this represented target.
(4)The shares of phantom stock and RSUs were granted at full value, and therefore, have a weighted-average exercise price of $0. Excluding shares of phantom stock and RSUs from this calculation, the weighted-average exercise price of outstanding non-qualified stock options was $10.73 at December 31, 2020.
(5)Includes 3,478,075 shares available for issuance under our Amended and Restated Equity Compensation Plan, and 1,841,769 shares available for issuance under our Amended and Restated Radian Group Inc. ESPP, in each case as of December 31, 2020. In January 2021, we issued 65,237 shares from the shares available for issuance under our Amended and Restated Radian Group Inc. ESPP. As of February 2021, 1,776,532 shares remain available for issuance under the Amended and Restated Radian Group Inc. ESPP.

Glossary

______________________________________________________________________________________________________
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2020. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2020. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)

1.	Financial Statements—See the “Index to Consolidated Financial Statements” included in Item 8 of this report for a list of the financial statements filed as part of this report.

2.	Exhibits—See “Index to Exhibits” on page	163	of this report for a list of exhibits filed as part of this report.

3.	Financial Statement Schedules—The following financial statement schedules are filed as part of this Form 10-K and appear immediately following the signature page.

Schedule I—Summary of investments—other than investments in related parties (December 31, 2020)	171
Schedule II—Financial information of Radian Group Inc., Parent Company Only (Registrant)	172
Condensed Balance Sheets as of December 31, 2020 and 2019	172
Condensed Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018	173
Condensed Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018	174
Supplemental Notes to Condensed Financial Statements	175
Schedule IV—Reinsurance (December 31, 2020, 2019 and 2018)	176

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in our Consolidated Financial Statements and notes thereto.

Item 16. Form 10-K Summary
None.

Glossary
Index to Exhibits

Exhibit Number	Exhibit

3.1
Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 11, 2004 and filed on May 12, 2004)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 22, 2008 and filed on May 29, 2008)

3.3
Second Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 12, 2010 and filed on May 18, 2010)

3.4
Certificate of Amendment of Certificate of Incorporation of the Registrant effective as of May 15, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 14, 2013 and filed on May 20, 2013)

3.5
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant effective as of May 11, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 11, 2016 and filed on May 17, 2016)

3.6
Certificate of Change of Registered Agent and Registered Office of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 10, 2010 and filed on November 16, 2010)

3.7
Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated October 9, 2009 and filed on October 13, 2009)

3.8
Certificate of Elimination of the Series A Junior Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated March 19, 2019 and filed on March 19, 2019)

3.9
Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 11, 2020 and filed on November 16, 2020)

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

Glossary

Exhibit Number	Exhibit

4.6	Form of 4.875% Senior Notes due 2027 (included within Exhibit 4.5)
4.7
Seventh Supplemental Indenture dated as of May 15, 2020 between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 12, 2020 and filed on May 15, 2020)

4.8	Form of 4.875% Senior Notes due 2027 (included within Exhibit 4.7)
4.9	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual report on Form 10-K (file no. 1-11356) for the year ended December 31, 2019)
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

+10.12
Radian Group Inc. Employee Stock Purchase Plan, as amended and restated as of May 9, 2018 (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (file no. 1-11356) filed on April 9, 2018 for the 2018 Annual Meeting of Stockholders)

10.13
Global Expense Allocation and Services Agreement, effective as of January 1, 2016, between the Registrant and each of its insurance subsidiaries: Radian Guaranty Inc., Radian Insurance Inc., Radian Mortgage Assurance Inc., Radian Mortgage Insurance Inc., Radian Guaranty Reinsurance Inc., Radian Reinsurance Inc., Radian Mortgage Guaranty Inc. and Radian Investor Surety Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2019)

10.14
Radian Group Inc. Amended and Restated Allocation of Consolidated Tax Liability Agreement between the Registrant and each of its subsidiaries, dated December 19, 2014, including Amendments 1 through 4 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2019)

+10.15
Form of 2012 Stock Option Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2012)

+10.16
Form of 2013 Stock Option Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2013)

+10.17
Form of 2014 Stock Option Agreement under the 2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2014)

+10.18
Confidential Settlement Agreement and Release, dated as of September 16, 2014 by and among Radian Guaranty Inc., Countrywide Home Loans, Inc., and Bank of America, N.A., as a successor to BofA Home Loans Servicing f/k/a Countrywide Home Loans Servicing LP on its own behalf and as successor in interest by de jure merger to Countrywide Bank FSB, formerly Treasury Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated September 16, 2014 and filed on September 19, 2014)

10.19
Letter Agreement, effective as of December 10, 2014, between the Registrant and J. Franklin Hall (including Attachment A - Severance Agreement and Attachment B - Restrictive Covenant Agreement) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated December 10, 2014 and filed on December 15, 2014)

+10.20
Radian Group Inc. 2014 Equity Compensation Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (file no. 1-11356) filed on April 7, 2014 for the 2014 Annual Meeting of Stockholders)

+10.21
Form of 2015 Stock Option Agreement under the 2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2015)

+10.22
Form of Amendment to Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.91 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2015)

+10.23
Form of 2016 Performance-Based Restricted Stock Unit Grant Letter under the 2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2016)

Glossary

Exhibit Number	Exhibit

+10.24
Form of 2016 Stock Option Agreement under the 2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2016)

+10.25	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2016)
+10.26	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2016)
+10.27
Employment Agreement, dated as of November 19, 2019, between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 19, 2019 and filed on November 19, 2019)

+10.28
Restrictive Covenants Agreement, dated as of February 8, 2017, between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 7, 2017 and filed on February 13, 2017)

+10.29
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

+10.32
Form of 2017 Performance-Based Restricted Stock Unit Grant Letter (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2017)

+10.33
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

Glossary

Exhibit Number	Exhibit

+10.37
Form of Executive Officer 2017 Time-Based Restricted Stock Unit Grant Letter under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2017)

+10.38
2018 Performance-Based Restricted Stock Unit Grant Letter (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file 1-11356) for the period ended June 30, 2018)

+10.39
2018 Time-Based Restricted Stock Unit Grant Letter under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file 1-11356) for the period ended June 30, 2018)

+10.40
Form of Executive Officer 2018 Performance-Based Restricted Stock Unit Grant Letter (book value) under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file 1-11356) for the period ended June 30, 2018)

+10.41
Form of Executive Officer 2018 Time-Based Restricted Stock Unit Grant Letter under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file 1-11356) for the period ended June 30, 2018)

+10.42
Credit Agreement, dated October 16, 2017, by and among the Registrant, Royal Bank of Canada, as Administrative Agent, RBC Capital Markets and U.S. Bank National Association, as Syndication Agents, Joint Lead Arrangers and Joint Book Runners, Associated Bank, National Association, as Documentation Agent, and certain other banks and financial institutions (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated October 16, 2017 and filed on October 20, 2017)

10.43
Augmenting Lender Supplement, dated October 26, 2018, to the Credit Agreement, dated as of October 16, 2017, among the Registrant, the Lenders party thereto and Royal Bank of Canada, as administrative agent (incorporated by reference to Exhibit 10.91 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) dated February 28, 2019 and filed on February 28, 2019)

10.44
First Amendment, dated as of December 21, 2018, to the Credit Agreement, dated as of October 16, 2017 (as amended by that certain Augmenting Lender Supplement dated as of October 26, 2018), by and among the Registrant, each of the lenders from time to time party thereto, Royal Bank of Canada, as administrative agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.92 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) dated February 28, 2019 and filed on February 28, 2019)

10.45
Form of Radian Group Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1/11356) dated April 8, 2019 and filed on April 10, 2019)

+10.46
Amended and Restated Radian Group Inc. Voluntary Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended March 31, 2020)

10.47
Second Amendment, dated as of May 6, 2020, to the Credit Agreement, dated as of October 16, 2017 (as amended by that certain Augmenting Lender Supplement dated as of October 26, 2018 and that certain First Amendment dated as of December 21, 2018), by and among the Registrant, each of the lenders from time to time party thereto, Royal Bank of Canada, as administrative agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2020)

Glossary

Exhibit Number	Exhibit

+10.48
2020 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2020

+10.49
2020 Time-Based Restricted Stock Unit Grant Agreement under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2020

+10.50
Form of Executive Officer 2020 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2020)

+10.51
Form of Executive Officer 2020 Time-Based Restricted Stock Unit Grant Agreement under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2020

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
*    Filed herewith.
**    Furnished herewith.
+    Management contract, compensatory plan or arrangement

Glossary
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2021.

Radian Group Inc.

By:	/s/ Richard G. Thornberry
Richard G. Thornberry Chief Executive Officer

Glossary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2021, by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title
/s/ RICHARD G. THORNBERRY	Chief Executive Officer (Principal Executive Officer) and Director
Richard G. Thornberry

/s/ J. FRANKLIN HALL	Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)
J. Franklin Hall

/s/ ROBERT J. QUIGLEY	Executive Vice President, Corporate Controller (Principal Accounting Officer)
Robert J. Quigley

/s/ HERBERT WENDER	Non-Executive Chairman of the Board
Herbert Wender

/s/ BRAD L. CONNER	Director
Brad L. Conner

/s/ HOWARD B. CULANG	Director
Howard B. Culang

/s/ DEBRA HESS	Director
Debra Hess

/s/ LISA W. HESS	Director
Lisa W. Hess

/s/ LISA MUMFORD	Director
Lisa Mumford

/s/ GAETANO MUZIO	Director
Gaetano Muzio

/s/ GREGORY V. SERIO	Director
Gregory V. Serio

/s/ NOEL J. SPIEGEL	Director
Noel J. Spiegel

Glossary
Radian Group Inc. and Its Consolidated Subsidiaries
Schedule I
Summary of Investments—Other Than Investments in Related Parties
December 31, 2020

(In thousands)	Amortized Cost	Allowance for Credit Losses	Fair Value		Amount Reflected on the Consolidated Balance Sheet
Type of Investment
Fixed-maturities available for sale:
Bonds:
U.S. government and agency securities	$176,033	$—	$174,099		$174,099
State and municipal obligations	149,258	—	165,271		165,271
Corporate bonds and notes	2,832,350	(948)	3,078,415		3,078,415
RMBS	799,814	—	833,939		833,939
CMBS	645,071	—	681,265		681,265
CLO	569,173	—	568,558		568,558
Other ABS	249,988	—	252,457		252,457
Foreign government and agency securities	5,100	—	5,438		5,438
Total securities available for sale	5,426,787	(948)	5,759,442	(1)	5,759,442	(1)
Trading securities	260,863	—	290,983	(2)	290,983	(2)
Equity securities:
Common stocks	166,721	—	172,539		172,539
Total equity securities	166,721	—	172,539	(3)	172,539	(3)
Short-term investments (4)	618,014	—	618,004		618,004
Other invested assets	3,145	—	4,973		4,973
Total investments other than investments in related parties	$6,475,530	$(948)	$6,845,941		$6,845,941
(1)Includes $36.1 million of fixed-maturity securities available for sale loaned under securities lending agreements that are classified as other assets in our consolidated balance sheets.
(2)Includes $0.1 million of trading securities loaned under securities lending agreements that are classified as other assets in our consolidated balance sheets.
(3)Includes $21.3 million of equity securities loaned under securities lending agreements that are classified as other assets in our consolidated balance sheets.
(4)Includes cash collateral held under securities lending agreements of $15.6 million that is reinvested in money market instruments.

Glossary
Radian Group Inc.
Schedule II—Financial Information of Registrant
Condensed Balance Sheet
Parent Company Only

(In thousands, except per-share amounts)	December 31, 2020	December 31, 2019
Assets
Investments
Fixed-maturities available for sale—at fair value (amortized cost of $836,191 and $429,999)	$844,393	$430,442
Equity securities—at fair value (cost of $— and $13,280)	—	13,381
Short-term investments—at fair value	233,569	162,363
Other invested assets—at fair value	3,000	1,500
Total investments	1,080,962	607,686
Cash	20,141	23,534
Investment in subsidiaries, at equity in net assets (Note C)	4,545,508	4,413,065
Accounts and notes receivable	300,656	100,775
Other assets (Note C)	75,305	113,917
Total assets	$6,022,572	$5,258,977

Liabilities and Stockholders’ Equity
Liabilities:
Senior notes	$1,405,674	$887,110
Net deferred tax liability (Note A)	272,868	253,739
Other liabilities	59,677	69,405
Total liabilities	1,738,219	1,210,254
Common stockholders’ equity
Common stock: par value $0.001 per share; 485,000 shares authorized at December 31, 2020 and 2019; 210,130 and 219,123 shares issued at December 31, 2020 and 2019, respectively; 191,606 and 201,164 shares outstanding at December 31, 2020 and 2019, respectively	210	219
Treasury stock, at cost: 18,524 and 17,959 shares at December 31, 2020 and 2019, respectively	(910,115)	(901,657)
Additional paid-in capital	2,245,897	2,449,884
Retained earnings	2,684,636	2,389,789
Accumulated other comprehensive income (loss)	263,725	110,488
Total common stockholders’ equity	4,284,353	4,048,723
Total liabilities and stockholders’ equity	$6,022,572	$5,258,977

See Supplemental Notes.

Glossary
Radian Group Inc.
Schedule II—Financial Information of Registrant
Condensed Statements of Operations
Parent Company Only

	Year Ended December 31,
(In thousands)	2020	2019	2018
Revenues:
Net investment income	$19,459	$19,751	$21,294
Net gains (losses) on investments and other financial instruments	5,682	12,863	(470)
Other income	101	218	—
Total revenues	25,242	32,832	20,824

Expenses:
Loss on extinguishment of debt	—	22,738	—
Interest expense	—	—	17,805
Other operating expenses	2,619	—	—
Total expenses (Note B)	2,619	22,738	17,805
Pretax income	22,623	10,094	3,019
Income tax benefit	(3,165)	(19,997)	(3,319)
Equity in net income of affiliates	367,838	642,218	599,673
Net income	393,626	672,309	606,011
Other comprehensive income (loss), net of tax	153,237	171,408	(86,953)
Comprehensive income	$546,863	$843,717	$519,058
See Supplemental Notes.

Glossary
Radian Group Inc.
Schedule II—Financial Information of Registrant
Condensed Statements of Cash Flows
Parent Company Only

	Year Ended December 31,
(In thousands)	2020	2019	2018

Cash flows from operating activities:
Net cash provided by (used in) operating activities (1)	$(13,741)	$143,664	$254,698

Cash flows from investing activities:
Proceeds from sales of:
Fixed-maturities available for sale	304,737	296,171	6,779
Trading securities	—	56,787	—
Equity securities	13,401	16,916	—
Proceeds from redemptions of:
Fixed-maturities available for sale	238,161	149,767	12,391
Trading securities	—	114	—
Purchases of:
Fixed-maturities available for sale	(691,874)	(293,284)	(37,552)
Sales, redemptions and (purchases) of :
Short-term investments, net	(53,024)	157,045	(131,164)
Other assets, net	(6,068)	(6,958)	(3,317)
Capital distributions from subsidiaries	19,000	6,000	—
Capital contributions to subsidiaries	(5,050)	(65,879)	(30,338)
Net cash provided by (used in) investing activities	(180,717)	316,679	(183,201)

Cash flows from financing activities:
Dividends paid	(97,458)	(2,061)	(2,140)
Issuance of senior notes, net	515,567	442,439	—
Repayments and repurchases of senior notes	—	(610,763)	—
Issuance of common stock	1,553	2,416	1,385
Repurchases of common shares	(226,305)	(300,201)	(50,053)
Credit facility commitment fees paid	(2,292)	(989)	(1,510)
Net cash provided by (used in) financing activities	191,065	(469,159)	(52,318)
Effect of exchange rate changes on cash and restricted cash	—	(2)	—
Increase (decrease) in cash and restricted cash	(3,393)	(8,818)	19,179
Cash and restricted cash, beginning of period	23,534	32,352	13,173
Cash and restricted cash, end of period	$20,141	$23,534	$32,352
(1)Includes cash distributions received from subsidiaries of $1.7 million, $26.6 million and $55.4 million in 2020, 2019 and 2018, respectively. Excludes non-cash distributions received from subsidiaries of $484.1 million, $362.4 million and $394.6 million in 2020, 2019 and 2018, respectively.
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
The Parent Company has entered into the following intercompany guarantees with certain of our subsidiaries:
■Radian Group and Radian Mortgage Assurance are parties to a guaranty agreement, which provides that Radian Group will make sufficient funds available to Radian Mortgage Assurance to ensure that Radian Mortgage Assurance has a minimum of $5.0 million of statutory policyholders’ surplus every calendar quarter. Radian Mortgage Assurance had $8.7 million of statutory policyholders’ surplus and no RIF exposure as of December 31, 2020.
■To allow our mortgage insurance customers to comply with applicable securities regulations for issuers of ABS (including mortgage-backed securities), Radian Group has guaranteed two structured transactions for Radian Guaranty with $73.2 million of aggregate remaining credit exposure as of December 31, 2020.
As of December 31, 2020, Radian Group recorded a net deferred tax liability of $272.9 million. This balance includes liabilities related to certain of our subsidiaries, which have incurred federal NOLs that could not be carried-back and utilized on a separate company tax return basis. As a result, we are not currently obligated under our tax-sharing agreement to reimburse these subsidiaries for their separate company federal NOL carryforward. However, if in a future period one of these subsidiaries utilizes its share of federal NOL carryforwards on a separate entity basis, then Radian Group may be obligated to fund such subsidiary’s share of our consolidated tax liability to the IRS.
Note B
The Parent Company provides certain services to its subsidiaries. The Parent Company allocates to its subsidiaries expenses it incurs in the capacity of supporting those subsidiaries, including operating expenses, which are allocated based on the forecasted annual percentage of total revenue, which approximates the estimated percentage of time spent on certain subsidiaries, and interest expense, which is allocated based on relative capital. These expenses are presented net of allocations in the Statements of Operations. Substantially all operating expenses and interest expense, have been allocated to the subsidiaries for 2020, 2019 and 2018.
Amounts allocated to the subsidiaries for expenses are based on actual cost, without any mark-up. The Parent Company considers these charges fair and reasonable. The subsidiaries generally reimburse the Parent Company for these costs in a timely manner, which has the impact of temporarily improving the cash flows of the Parent Company, if accrued expenses are reimbursed prior to actual payment.
The following table shows the components of our Parent Company expenses that have been allocated to our subsidiaries for the periods indicated.

	Year Ended December 31,
(in thousands)	2020	2019	2018
Allocated operating expenses	$129,870	$124,412	$94,815
Allocated interest expense	68,938	53,692	42,195
Total allocated expenses	$198,808	$178,104	$137,010
Note C
During 2020, certain non-insurance subsidiaries had not generated sufficient cash flow to reimburse the Parent Company for its share of its direct and allocated operating expenses, and therefore the Parent Company effectively contributed a total of $116.8 million to these subsidiaries to reflect the impairment of the intercompany receivables representing unreimbursed direct and allocated costs.
See Note 16 of Notes to Consolidated Financial Statements for additional information related to capital transactions between the Parent Company and its consolidated insurance subsidiaries.

Glossary
Radian Group Inc.
Schedule IV—Reinsurance
Insurance Premiums Earned
Years Ended December 31, 2020, 2019 and 2018

($ in thousands) Premiums Earned	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed Premiums as a Percentage of Net Premiums
2020
Mortgage Insurance	$1,263,684	$183,130	$12,213	$1,092,767	1.12%
Title Insurance	22,843	289	—	22,554	0.00%
Total	$1,286,527	$183,419	$12,213	$1,115,321	1.10%

2019
Mortgage Insurance	$1,233,528	$109,696	$10,382	$1,134,214	0.92%
Title Insurance	11,342	207	—	11,135	0.00%
Total	$1,244,870	$109,903	$10,382	$1,145,349	0.91%

2018
Mortgage Insurance	$1,066,860	$67,047	$6,904	$1,006,717	0.69%
Title Insurance	7,438	148	—	7,290	0.00%
Total	$1,074,298	$67,195	$6,904	$1,014,007	0.68%