Form 10-Q
period 2021-03-31
RADIAN GROUP INC
filed 2021-05-07
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 191,316,557 shares of common stock, $0.001 par value per share, outstanding on May 5, 2021.

Glossary of Abbreviations and Acronyms
The following list defines various abbreviations and acronyms used throughout this report, including the Condensed Consolidated Financial Statements, the Notes to Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Term	Definition
2020 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021
2014 Master Policy	Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which became effective October 1, 2014
2020 Master Policy	Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which became effective March 1, 2020
2016 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in the first quarter of 2016 and subsequently amended in the fourth quarter of 2017
2018 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in October 2017 to cede a portion of Single Premium NIW beginning January 1, 2018
2020 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in January 2020 to cede a portion of Single Premium NIW beginning January 1, 2020
ABS	Asset-backed securities
All Other	Radian’s non-reportable operating segments and other business activities, including: (i) income (losses) from assets held by our holding company; (ii) related general corporate operating expenses not attributable or allocated to our reportable segments; (iii) for all periods prior to its sale in the first quarter of 2020, income and expenses related to Clayton; (iv) for all periods presented, the income and expenses related to our traditional appraisal services; and (v) certain other immaterial revenue and expense items
ASU	Accounting Standards Update, issued by the FASB to communicate changes to GAAP
Available Assets	As defined in the PMIERs, assets primarily including the most liquid assets of a mortgage insurer, and reduced by, among other items, premiums received but not yet earned and reinsurance funds withheld
CARES Act	Coronavirus Aid, Relief, and Economic Security Act signed into law on March 27, 2020
Claim Curtailment	Our legal right, under certain conditions, to reduce the amount of a claim, including due to servicer negligence
Claim Denial	Our legal right, under certain conditions, to deny a claim
Claim Severity	The total claim amount paid divided by the original coverage amount
Clayton	Clayton Services LLC, a former indirect subsidiary of Radian Group that was sold on January 21, 2020, through which we provided services related to loan acquisition, RMBS securitization and distressed asset reviews and servicer and loan surveillance
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
COVID-19	The novel coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
COVID-19 Amendment	Amendment to the PMIERs effective June 30, 2020, primarily to recognize the COVID-19 pandemic as a nationwide “FEMA Declared Major Disaster” and to set forth guidelines on the application of the Disaster Related Capital Charge to COVID-19 Defaulted Loans
COVID-19 Crisis Period	Time period extending from March 1, 2020 to March 31, 2021
COVID-19 Defaulted Loans	All non-performing loans that either: (i) have an Initial Missed Payment occurring during the COVID-19 Crisis Period or (ii) are subject to a forbearance plan granted in response to a financial hardship related to COVID-19 (which is assumed under the COVID-19 Amendment to be the case for any loan that has an Initial Missed Payment occurring during the COVID-19 Crisis Period and is subject to a forbearance plan), the terms of which are materially consistent with the terms of forbearance plans offered by the GSEs
Cures	Loans that were in default as of the beginning of a period and are no longer in default because payments were received such that the loan is no longer 60 or more days past due
Default to Claim Rate	The percentage of defaulted loans that are assumed to result in a claim

Term	Definition
Demotech	Demotech, Inc.
Disaster Related Capital Charge	Under the PMIERs, multiplier of 0.30 applied to the required asset amount factor for each non-performing loan: (i) backed by a property located in a FEMA Designated Area and (ii) either subject to a certain forbearance plan or with an initial default date occurring within a certain timeframe
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended
Eagle Re Issuer(s)	A group of unaffiliated special purpose insurers (VIEs) domiciled in Bermuda, comprising Eagle Re 2018-1 Ltd., Eagle Re 2019-1 Ltd., Eagle Re 2020-1 Ltd., and/or Eagle Re 2020-2 Ltd., which provide reinsurance coverage under Radian Guaranty’s Excess-of-Loss Program. Effective in April 2021, also includes Eagle Re 2021-1 Ltd.
Excess-of-Loss Program	The credit risk protection obtained by Radian Guaranty in the form of excess-of-loss reinsurance, which indemnifies the ceding company against loss in excess of a specific agreed limit, up to a specified sum. The program includes reinsurance agreements with the Eagle Re Issuers in connection with various issuances of mortgage insurance-linked notes. The program also includes a separate agreement with a third-party reinsurer, representing a pro rata share of the credit risk alongside the risk assumed by Eagle Re 2018-1 Ltd., an Eagle Re Issuer.
Exchange Act	Securities Exchange Act of 1934, as amended
Extraordinary Distribution	A dividend or distribution of capital that is required to be approved by an insurance company’s primary regulator that is greater than would be permitted as an ordinary distribution (which does not require regulatory approval)
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FEMA	Federal Emergency Management Agency, an agency of the U.S. Department of Homeland Security
FEMA Designated Area	Generally, an area that has been subject to a disaster, designated by FEMA as an individual assistance disaster area for the purpose of determining eligibility for various forms of federal assistance
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
FICO	Fair Isaac Corporation (“FICO”) credit scores, for Radian’s portfolio statistics, represent the borrower’s credit score at origination and, in circumstances where there are multiple borrowers, the lowest of the borrowers’ FICO scores is utilized
Fitch	Fitch Ratings, Inc.
Foreclosure Stage Default	The stage of default of a loan in which a foreclosure sale has been scheduled or held
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	Generally accepted accounting principles in the U.S., as amended from time to time
GSE(s)	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
HARP	Home Affordable Refinance Program
IBNR	Losses incurred but not reported
IIF	Insurance in force, equal to the aggregate unpaid principal balances of the underlying loans
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

LAE	Loss adjustment expenses, which include the cost of investigating and adjusting losses and paying claims
LIBOR	London Inter-bank Offered Rate
Loss Mitigation Activity/Activities	Activities such as Rescissions, Claim Denials, Claim Curtailments and cancellations
LTV	Loan-to-value ratio, calculated as the ratio of the original loan amount to the original value of the property, expressed as a percentage

Term	Definition
Master Policies	The Prior Master Policy, the 2014 Master Policy, and the 2020 Master Policy, together
Minimum Required Asset(s)	A risk-based minimum required asset amount, as defined in the PMIERs, calculated based on net RIF (RIF, net of credits permitted for reinsurance) and a variety of measures related to expected credit performance and other factors, including the impact of the Disaster Related Capital Charge
Model Act	Mortgage Guaranty Insurance Model Act, as issued by the National Association of Insurance Commissioners to establish minimum capital and surplus requirements for mortgage insurers
Monthly and Other Recurring Premiums (or Recurring Premium Policies)	Insurance premiums or policies, respectively, where premiums are paid on a monthly or other installment basis, in contrast to Single Premium Policies
Monthly Premium Policies	Insurance policies where premiums are paid on a monthly installment basis
Moody’s	Moody’s Investors Service
Mortgage	Radian’s mortgage insurance and risk services business segment, which provides credit-related insurance coverage, principally through private mortgage insurance on residential first-lien mortgage loans, as well as other credit risk management and contract underwriting solutions to mortgage lending institutions and mortgage credit investors
MPP Requirement	Certain states’ statutory or regulatory risk-based capital requirement that the mortgage insurer must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels
NIW	New insurance written, representing the aggregate original principal amount of the mortgages underlying the Primary Mortgage Insurance
NOL	Net operating loss; for tax purposes, accumulated during years a company reported more tax deductions than taxable income. NOLs may be carried back or carried forward a certain number of years, depending on various factors which can reduce a company’s tax liability.
Persistency Rate	The percentage of IIF that remains in force over a period of time
PMIERs	Private Mortgage Insurer Eligibility Requirements issued by the GSEs under oversight of the FHFA to set forth requirements an approved insurer must meet and maintain to provide mortgage guaranty insurance on loans acquired by the GSEs. The current PMIERs requirements, sometimes referred to as PMIERs 2.0, incorporate the most recent revisions to the PMIERs that became effective on March 31, 2019.
PMIERs Cushion	Under PMIERs, Radian Guaranty's excess of Available Assets over Minimum Required Assets
Pool Mortgage Insurance	Insurance that provides a lender or investor protection against default on a group or “pool” of mortgages, rather than on an individual mortgage loan basis, generally subject to an aggregate exposure limit, or “stop loss,” and/or deductible applied to the initial aggregate loan balance of the entire pool, pursuant to the terms of the applicable insurance agreement
Primary Mortgage Insurance	Insurance that provides a lender or investor protection against default on an individual mortgage loan basis, at a specified coverage percentage for each loan, pursuant to the terms of the applicable Master Policy
Prior Master Policy	Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which was in effect prior to the effective date of the 2014 Master Policy
QM	Qualified mortgage; a mortgage that possesses certain low-risk characteristics that enable it to qualify for lender protection under the ability to repay rule instituted by the Dodd-Frank Act
QSR Program	The quota share reinsurance agreements entered into with a third-party reinsurance provider in the second and fourth quarters of 2012, collectively
Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Group	Radian Group Inc., our insurance holding company
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group and our approved insurer under the PMIERs, through which we provide mortgage insurance products and services
Radian Reinsurance	Radian Reinsurance Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group, through which we provide mortgage credit risk insurance and reinsurance, including through participation in credit risk transactions issued by the GSEs
Radian Title Insurance	Radian Title Insurance Inc., an Ohio domiciled insurance company and an indirect subsidiary of Radian Group, through which we offer title insurance

Term	Definition
RBC States	Risk-based capital states, which are those states that currently impose a statutory or regulatory risk-based capital requirement
Real Estate	Radian’s business segment that offers a broad array of title, valuation, asset management and other real estate services to market participants across the real estate value chain
Rescission	Our legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies if we determine that a loan did not qualify for insurance
RIF	Risk in force; for Primary Mortgage Insurance, RIF is equal to the underlying loan unpaid principal balance multiplied by the insurance coverage percentage, whereas for Pool Mortgage Insurance, it represents the remaining exposure under the agreements
Risk-to-capital	Under certain state regulations, a maximum ratio of net RIF calculated relative to the level of statutory capital
RMBS	Residential mortgage-backed securities
S&P	Standard & Poor’s Financial Services LLC
SAP	Statutory accounting principles and practices, including those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes due 2024	Our 4.500% unsecured senior notes due October 2024 ($450 million original principal amount)
Senior Notes due 2025	Our 6.625% unsecured senior notes due March 2025 ($525 million original principal amount)
Senior Notes due 2027	Our 4.875% unsecured senior notes due March 2027 ($450 million original principal amount)
Single Premium NIW	NIW on Single Premium Policies
Single Premium Policy / Policies	Insurance policies where premiums are paid in a single payment, which includes policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically shortly after the loans have been originated)
Single Premium QSR Program	The 2016 Single Premium QSR Agreement, the 2018 Single Premium QSR Agreement and the 2020 Single Premium QSR Agreement, collectively
Stage of Default	The stage a loan is in relative to the foreclosure process, based on whether a foreclosure sale has been scheduled or held
Statutory RBC Requirement	Risk-based capital requirement imposed by the RBC States, requiring a minimum surplus level and, in certain states, a minimum ratio of statutory capital relative to the level of risk
Surplus Notes	Collectively: (i) a $100 million 0.0% intercompany surplus note issued by Radian Guaranty to Radian Group, due December 31, 2027 and (ii) a $200 million 3.0% intercompany surplus note issued by Radian Guaranty to Radian Group, due January 31, 2030
Time in Default	The time period from the point a loan reaches default status (based on the month the default occurred) to the current reporting date
VIE	Variable interest entity

Glossary
Cautionary Note Regarding Forward-Looking Statements
—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events, including management’s current views regarding the likely impacts of the COVID-19 pandemic. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us, particularly those associated with the COVID-19 pandemic, which has had wide-ranging and continually evolving effects. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:
■the COVID-19 pandemic, which has caused significant economic disruption, high unemployment, periods of volatility and disruption in financial markets, and required adjustments in the housing finance system and real estate markets. The COVID-19 pandemic has adversely impacted our businesses, and we expect that the COVID-19 pandemic could further impact our business and subject us to certain risks, including those discussed in “Item 1A. Risk Factors—The COVID-19 pandemic has adversely impacted us, and its ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic and actions taken by governmental authorities in response to the pandemic” and the other risk factors in our 2020 Form 10-K;
■changes in economic and political conditions that impact the size of the insurable market, the credit performance of our insured portfolio, and our business prospects;
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
■changes in the charters or business practices of, or rules or regulations imposed by or applicable to, the GSEs, which may include changes in response to the COVID-19 pandemic, changes in the requirements for Radian Guaranty to remain an approved insurer to the GSEs, changes in the GSEs’ interpretation and application of the PMIERs, or changes impacting loans purchased by the GSEs;
■the Enterprise Regulatory Capital Framework that was finalized by the FHFA in December 2020 and that, among other things, increases the capital requirements for the GSEs and reduces the credit they receive for risk transfer, which could impact their operations and pricing as well as the size of the insurable mortgage insurance market, and which may form the basis for future versions of the PMIERs;
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
■our ability to successfully execute and implement our business plans and strategies, including plans and strategies that require GSE and/or regulatory approvals and licenses and that are subject to complex compliance requirements;
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
■a decrease in the Persistency Rates of our mortgage insurance on Monthly Premium Policies;

Glossary
■competition in our mortgage insurance business, including price competition and competition from the FHA and the U.S. Department of Veterans Affairs as well as from other forms of credit enhancement, such as GSE-sponsored alternatives to traditional mortgage insurance;
■the effect of the Dodd-Frank Act on the financial services industry in general, and on our businesses in particular, including the recent changes to the QM loan requirements;
■legislative and regulatory activity (or inactivity), including the adoption of (or failure to adopt) new laws and regulations, or changes in existing laws and regulations, or the way they are interpreted or applied, including potential changes in tax law under the Biden Administration;
■legal and regulatory claims, assertions, actions, reviews, audits, inquiries and investigations that could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures, new or increased reserves or have other effects on our business;
■the amount and timing of potential payments or adjustments associated with federal or other tax examinations;
■the possibility that we may fail to estimate accurately, especially in the event of an extended economic downturn or a period of extreme market volatility and economic uncertainty such as we have been experiencing due to the COVID-19 pandemic, the likelihood, magnitude and timing of losses in establishing loss reserves for our mortgage insurance business or to accurately calculate and/or project our Available Assets and Minimum Required Assets under the PMIERs, which will be impacted by, among other things, the size and mix of our IIF, the level of defaults in our portfolio, the reported status of defaults in our portfolio, including whether they are subject to forbearance, a repayment plan or a loan modification trial period granted in response to a financial hardship related to COVID-19, the level of cash flow generated by our insurance operations and our risk distribution strategies;
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
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to “Item 1A. Risk Factors” in this report and “Item 1A. Risk Factors” in our 2020 Form 10-K, and to subsequent reports and registration statements filed from time to time with the SEC. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we issued this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements to reflect new information or future events or for any other reason.

Glossary
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per-share amounts)	March 31, 2021	December 31, 2020
Assets
Investments (Notes 5 and 6)
Fixed-maturities available for sale—at fair value, net of allowance for credit losses of $638 and $948 (amortized cost of $5,404,119 and $5,393,623)	$5,553,711	$5,723,340
Trading securities—at fair value (amortized cost of $243,628 and $260,773)	265,314	290,885
Equity securities—at fair value (cost of $131,311 and $145,501)	141,412	151,240
Short-term investments—at fair value (includes $44,388 and $15,587 of reinvested cash collateral held under securities lending agreements)	705,660	618,004
Other invested assets—at fair value	5,777	4,973
Total investments	6,671,874	6,788,442
Cash	102,776	87,915
Restricted cash	20,987	6,231
Accrued investment income	34,841	34,047
Accounts and notes receivable	134,075	121,294
Reinsurance recoverables (includes $16 and $32 for paid losses)	76,664	73,202
Deferred policy acquisition costs	15,652	18,305
Property and equipment, net	78,309	80,457
Goodwill and other acquired intangible assets, net (Note 7)	22,181	23,043
Other assets (Note 9)	763,502	715,085
Total assets	$7,920,861	$7,948,021

Liabilities and Stockholders’ Equity
Liabilities
Unearned premiums	$406,689	$448,791
Reserve for losses and LAE (Note 11)	887,355	848,413
Senior notes (Note 12)	1,406,603	1,405,674
FHLB advances (Note 12)	138,833	176,483
Reinsurance funds withheld	282,345	278,555
Net deferred tax liability (Note 10)	210,571	213,897
Other liabilities	353,173	291,855
Total liabilities	3,685,569	3,663,668
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: par value $0.001 per share; 485,000 shares authorized at March 31, 2021 and December 31, 2020; 209,846 and 210,130 shares issued at March 31, 2021 and December 31, 2020, respectively; 191,311 and 191,606 shares outstanding at March 31, 2021 and December 31, 2020, respectively	210	210
Treasury stock, at cost: 18,535 and 18,524 shares at March 31, 2021 and December 31, 2020, respectively	(910,347)	(910,115)
Additional paid-in capital	2,242,950	2,245,897
Retained earnings	2,785,744	2,684,636
Accumulated other comprehensive income (loss) (Note 15)	116,735	263,725
Total stockholders’ equity	4,235,292	4,284,353
Total liabilities and stockholders’ equity	$7,920,861	$7,948,021
See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2021	2020
Revenues
Net premiums earned (Note 8)	$271,872	$277,415
Services revenue (Note 4)	22,895	31,927
Net investment income	38,251	40,944
Net gains (losses) on investments and other financial instruments	(5,181)	(22,027)
Other income	976	822
Total revenues	328,813	329,081

Expenses
Provision for losses	46,143	35,951
Policy acquisition costs	8,996	7,413
Cost of services	20,246	22,141
Other operating expenses	70,262	69,110
Interest expense	21,115	12,194
Amortization and impairment of other acquired intangible assets	862	979
Total expenses	167,624	147,788

Pretax income	161,189	181,293
Income tax provision	35,581	40,832
Net income	$125,608	$140,461

Net Income Per Share
Basic	$0.65	$0.70
Diluted	$0.64	$0.70

Weighted-average number of common shares outstanding—basic	193,439	200,161
Weighted-average number of common and common equivalent shares outstanding—diluted	195,203	201,819
See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Net income	$125,608	$140,461
Other comprehensive income (loss), net of tax (Note 15):
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected losses has not been recognized	(147,369)	(72,293)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (loss):
Net realized gains (losses) on disposals and non-credit related impairment losses	(624)	8,394
Net decrease (increase) in expected credit losses	245	—
Other comprehensive income (loss), net of tax	(146,990)	(80,687)
Comprehensive income (loss)	$(21,382)	$59,774
See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stockholders’ Equity (Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Common Stock
Balance, beginning of period	$210	$219
Shares repurchased under share repurchase program (Note 14)	—	(11)
Balance, end of period	210	208

Treasury Stock
Balance, beginning of period	(910,115)	(901,657)
Repurchases of common stock under incentive plans	(232)	(367)
Balance, end of period	(910,347)	(902,024)

Additional Paid-in Capital
Balance, beginning of period	2,245,897	2,449,884
Issuance of common stock under incentive and benefit plans	1,167	2,235
Share-based compensation	4,523	5,845
Shares repurchased under share repurchase program (Note 14)	(8,637)	(226,294)
Balance, end of period	2,242,950	2,231,670

Retained Earnings
Balance, beginning of period	2,684,636	2,389,789
Net income	125,608	140,461
Dividends and dividend equivalents declared	(24,500)	(25,397)
Balance, end of period	2,785,744	2,504,853

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	263,725	110,488
Net unrealized gains (losses) on investments, net of tax	(146,990)	(80,687)
Balance, end of period	116,735	29,801

Total Stockholders’ Equity	$4,235,292	$3,864,508
See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$153,029	$155,800

Cash Flows from Investing Activities
Proceeds from sales of:
Fixed-maturities available for sale	154,423	533,019
Trading securities	7,952	9,936
Equity securities	1,839	59,339
Proceeds from redemptions of:
Fixed-maturities available for sale	295,707	151,559
Trading securities	8,965	16,427
Purchases of:
Fixed-maturities available for sale	(481,051)	(619,024)
Equity securities	(38,110)	(60,309)
Sales, redemptions and (purchases) of:
Short-term investments, net	(32,311)	(72,220)
Other assets and other invested assets, net	2,721	2,347
Proceeds from sale of subsidiary, net of cash sold	—	15,869
Purchases of property and equipment	(2,073)	(4,950)
Net cash provided by (used in) investing activities	(81,938)	31,993

Cash Flows from Financing Activities
Dividends and dividend equivalents paid	(24,095)	(25,138)
Issuance of common stock	340	1,447
Repurchases of common shares	(8,637)	(226,305)
Credit facility commitment fees paid	(234)	(237)
Change in secured borrowings, net (with terms three months or less)	16,152	(2,854)
Proceeds from secured borrowings (with terms greater than three months)	3,000	59,995
Repayments of secured borrowings (with terms greater than three months)	(28,000)	(29,011)
Repayments of other borrowings	—	(39)
Net cash provided by (used in) financing activities	(41,474)	(222,142)
Increase (decrease) in cash and restricted cash	29,617	(34,349)
Cash and restricted cash, beginning of period	94,146	96,274
Cash and restricted cash, end of period	$123,763	$61,925
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business
We are a diversified mortgage and real estate business, providing both credit-related mortgage insurance coverage and a broad array of other mortgage, risk, title, valuation, asset management and other real estate services. We have two reportable business segments—Mortgage and Real Estate.
Mortgage
Our Mortgage segment provides credit-related insurance coverage, principally through private mortgage insurance on residential first-lien mortgage loans, as well as other credit risk management and contract underwriting solutions, to mortgage lending institutions and mortgage credit investors. We provide our mortgage insurance products and services mainly through our wholly-owned subsidiary, Radian Guaranty. Private mortgage insurance plays an important role in the U.S. housing finance system because it promotes affordable home ownership and helps protect mortgage lenders and investors, as well as other beneficiaries, by mitigating default-related losses on residential mortgage loans. Generally, these loans are made to homebuyers who make down payments of less than 20% of the purchase price for their home or, in the case of refinancings, have less than 20% equity in their home. Private mortgage insurance also facilitates the sale of these low down payment loans in the secondary mortgage market, most of which are currently sold to the GSEs. Our total direct primary mortgage IIF and RIF were $238.9 billion and $58.5 billion, respectively, as of March 31, 2021, compared to $246.1 billion and $60.7 billion, respectively, as of December 31, 2020. In addition to providing private mortgage insurance, we participate in credit risk transfer programs developed by the GSEs as part of their initiative to distribute mortgage credit risk and increase the role of private capital in the mortgage market. Our additional RIF under credit risk transfer transactions, resulting from our participation in these programs with the GSEs, totaled $428.8 million as of March 31, 2021 compared to $392.0 million as of December 31, 2020.
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
Real Estate
Our Real Estate segment is primarily a fee-for-service business that offers a broad array of services to market participants across the real estate value chain. Our real estate services include title, valuation, asset management and other real estate services offered primarily to mortgage lenders, mortgage and real estate investors, GSEs, real estate brokers and agents. These services help lenders, investors, consumers and real estate agents evaluate, manage, monitor, acquire and sell properties. These services include software as a service solutions and platforms, as well as managed services, such as real estate owned asset management, single family rental services and real estate valuation services. In addition, we provide title insurance and non-insurance title, closing and settlement services to mortgage lenders, GSEs and mortgage investors, as well as directly to consumers for residential mortgage loans.
See Note 4 for additional information about our reportable segments and All Other business activities.
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

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
a lesser extent, since then, and are expected to adversely impact certain aspects of our business and results of operations in future periods. Specifically, and primarily as a result of an increase in the number of new defaults since the start of the pandemic, our financial results have included: (i) an increase in provision for losses and (ii) an increase in our Minimum Required Assets under the PMIERs. While the number of new defaults increased significantly during the second quarter of 2020, they have subsequently trended down, but remain elevated compared to levels before the pandemic. See Note 11 for additional information on our reserve for losses.
The long-term impact of the COVID-19 pandemic on our businesses will depend on, among other things: the extent and duration of the pandemic, the severity of illness and number of people infected with the virus and the acceptance and long-term effectiveness of anti-viral treatments and vaccines, especially as new strains of COVID-19 have been discovered; the wider economic effects of the pandemic and the scope and duration of governmental and other third-party measures restricting day-to-day life and business operations; the impact of economic stimulus efforts to support the economy through the pandemic; and governmental and GSE programs implemented to assist borrowers experiencing a COVID-19-related hardship, including forbearance programs and suspensions of foreclosures and evictions. Although we are uncertain of the potential magnitude or duration of the business and economic impacts of the COVID-19 pandemic, these and other factors, including those discussed in our 2020 Form 10-K, could continue to have a material negative effect on the Company’s business, liquidity, results of operations and financial condition.
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
To fully understand the basis of presentation, these interim financial statements and related notes contained herein should be read in conjunction with the audited financial statements and notes thereto included in our 2020 Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. See Note 1 for discussion of the elevated risks to our future business, liquidity, results of operations and financial condition due to the COVID-19 pandemic.
Certain prior period amounts have been reclassified to conform to current period presentation, including: (i) certain balance sheet line items now reported in other assets and (ii) certain segment reporting balances due to changes in the composition of our segments during 2020.
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
Other Significant Accounting Policies
See Note 2 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for information regarding other significant accounting policies. There have been no significant changes in our significant accounting policies from those discussed in our 2020 Form 10-K, other than described below in “—Recent Accounting Pronouncements—Accounting Standards Adopted During 2021.”

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
Recent Accounting Pronouncements
Accounting Standards Adopted During 2021
In December 2019, the FASB issued ASU 2019-12, Income Taxes—Simplifying the Accounting for Income Taxes. This update simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC Topic 740 in GAAP and clarifies certain aspects to promote consistency among reporting entities. We adopted this update effective January 1, 2021. The adoption of this update did not have an impact on our financial statements and disclosures.
In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs. This update clarifies that, for each reporting period, to the extent the amortized cost basis of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the excess (i.e., the premium) should be amortized to the next call date. We adopted ASU 2020-08 on January 1, 2021 on a prospective basis. The adoption of this update did not have a material impact on our financial statements and disclosures.
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
The calculation of basic and diluted net income per share is as follows.

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2021	2020
Net income—basic and diluted	$125,608	$140,461

Average common shares outstanding—basic	193,439	200,161
Dilutive effect of share-based compensation arrangements (1)	1,764	1,658
Adjusted average common shares outstanding—diluted	195,203	201,819

Net income per share:
Basic	$0.65	$0.70
Diluted	$0.64	$0.70
(1)The following number of shares of our common stock equivalents issued under our share-based compensation arrangements are not included in the calculation of diluted net income per share because they are anti-dilutive.

	Three Months Ended March 31,
(In thousands)	2021	2020
Shares of common stock equivalents	—	132

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
4. Segment Reporting
We have two strategic business units that we manage separately—Mortgage and Real Estate. Our Mortgage segment derives its revenue from mortgage insurance and other mortgage and risk services, including contract underwriting services provided to lenders. Our Real Estate segment offers a broad array of title, valuation, asset management and other real estate services to market participants across the real estate value chain. In addition, we report as All Other activities that include: (i) income (losses) from assets held by our holding company; (ii) related general corporate operating expenses not attributable or allocated to our reportable segments; (iii) for all periods through its sale in January 2020, income and expenses related to Clayton; (iv) for all periods presented, the income and expenses related to our traditional appraisal services, which we wound down beginning in the fourth quarter of 2020; and (v) certain other immaterial revenue and expense items.
As described in Note 4 of Notes to Consolidated Financial Statements in our 2020 Form 10-K, we implemented several changes to our segment reporting in 2020, including related to the wind down of our traditional appraisal business announced in the fourth quarter of 2020. All changes to the composition of our segment reporting have been reflected in our segment operating results for all periods presented. See Note 1 for additional details about our Mortgage and Real Estate businesses.
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
Adjusted Pretax Operating Income (Loss)
Our senior management, including our Chief Executive Officer (Radian’s chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of Radian’s business segments and to allocate resources to the segments. Adjusted pretax operating income (loss) is defined as pretax income (loss) excluding the effects of: (i) net gains (losses) on investments and other financial instruments; (ii) loss on extinguishment of debt; (iii) amortization and impairment of goodwill and other acquired intangible assets; and (iv) impairment of other long-lived assets and other non-operating items, such as gains (losses) from the sale of lines of business and acquisition-related income and expenses. See Note 4 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for detailed information regarding items excluded from adjusted pretax operating income (loss), including the reasons for their treatment.
Although adjusted pretax operating income (loss) excludes certain items that have occurred in the past and are expected to occur in the future, the excluded items represent those that are: (i) not viewed as part of the operating performance of our primary activities or (ii) not expected to result in an economic impact equal to the amount reflected in pretax income (loss).

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
The reconciliation of adjusted pretax operating income (loss) for our reportable segments to consolidated pretax income is as follows.

	Three Months Ended March 31,
(In thousands)	2021	2020
Adjusted pretax operating income (loss):
Mortgage	$174,287	$205,667
Real Estate	(10,453)	(3,153)
Total adjusted pretax operating income (loss) for reportable segments (1)	163,834	202,514
All Other adjusted pretax operating income (loss)	3,482	2,085
Net gains (losses) on investments and other financial instruments	(5,181)	(22,027)
Amortization and impairment of other acquired intangible assets	(862)	(979)
Impairment of other long-lived assets and other non-operating items	(84)	(300)
Consolidated pretax income	$161,189	$181,293
(1)Includes allocated corporate operating expenses and depreciation expense as follows.

	Three Months Ended March 31,
(In thousands)	2021	2020
Mortgage:
Allocated corporate operating expenses	$27,884	$29,214
Depreciation expense	1,810	3,270

Real Estate:
Allocated corporate operating expenses	$3,996	$3,367
Depreciation expense	454	610

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
Revenue
The reconciliation of revenue for our reportable segments to consolidated revenues is as follows.

	Three Months Ended March 31,
(In thousands)	2021	2020
Revenues:
Mortgage (1)	$303,797	$315,084
Real Estate (2)	25,795	26,525
Total revenues for reportable segments	329,592	341,609
All Other revenues (1)	4,461	9,691
Net gains (losses) on investments and other financial instruments	(5,181)	(22,027)
Elimination of inter-segment revenues	(59)	(192)
Total revenues	$328,813	$329,081
(1)Includes immaterial inter-segment revenues for the three months ended March 31, 2020.
(2)Includes immaterial inter-segment revenues for the three months ended March 31, 2021 and 2020.
The table below, which represents total services revenue on our condensed consolidated statements of operations for the periods indicated, represents the disaggregation of services revenues from external customers, by type.

	Three Months Ended March 31,
(In thousands)	2021	2020
Real Estate services:
Title services	$8,057	$6,565
Asset management services	5,534	8,690
Valuation services	4,886	7,233
Other real estate services	14	653
Mortgage services	4,351	3,133
All Other services (1)	53	5,653
Total services revenue	$22,895	$31,927
(1)Includes services revenue from Clayton prior to its sale in January 2020 and amounts related to our traditional appraisal business, which we wound down beginning in the fourth quarter of 2020.
Revenue recognized related to services made available to customers and billed is reflected in accounts and notes receivable. Accounts and notes receivable includes $15.1 million and $18.8 million as of March 31, 2021 and December 31, 2020, respectively, related to services revenue contracts. Revenue recognized related to services performed and not yet billed is recorded in unbilled receivables and reflected in other assets. See Note 2 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for information regarding our accounting policies and the services we offer.
5. Fair Value of Financial Instruments
For discussion of our valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 of Notes to Consolidated Financial Statements in our 2020 Form 10-K.
The following tables include a list of assets that are measured at fair value by hierarchy level as of March 31, 2021 and December 31, 2020.

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands)	Level I	Level II	Level III	Total
Assets at fair value as of March 31, 2021
Investments:
Fixed-maturities available for sale:
U.S. government and agency securities	$94,491	$30,290	$—	$124,781
State and municipal obligations	—	161,038	—	161,038
Corporate bonds and notes	—	2,979,117	—	2,979,117
RMBS	—	774,110	—	774,110
CMBS	—	708,347	—	708,347
CLO	—	562,588	—	562,588
Other ABS	—	238,337	—	238,337
Foreign government and agency securities	—	5,393	—	5,393
Total fixed-maturities available for sale	94,491	5,459,220	—	5,553,711

Trading securities:
State and municipal obligations	—	98,544	—	98,544
Corporate bonds and notes	—	120,527	—	120,527
RMBS	—	12,015	—	12,015
CMBS	—	34,228	—	34,228
Total trading securities	—	265,314	—	265,314

Equity securities	134,439	6,973	—	141,412

Short-term investments:
U.S. government and agency securities	19,499	—	—	19,499
State and municipal obligations	—	15,640	—	15,640
Money market instruments	367,606	—	—	367,606
Corporate bonds and notes	—	35,910	—	35,910
CMBS	—	4,705	—	4,705
Other ABS	—	786	—	786
Other investments (1)	—	261,514	—	261,514
Total short-term investments	387,105	318,555	—	705,660

Other invested assets (2)	—	—	3,000	3,000

Total investments at fair value (2)	616,035	6,050,062	3,000	6,669,097

Other:
Embedded derivatives (3)	—	—	6,116	6,116
Loaned securities: (4)
U.S. government and agency securities	39,788	—	—	39,788
Corporate bonds and notes	—	56,535	—	56,535
Equity securities	37,981	—	—	37,981
Total assets at fair value (2)	$693,804	$6,106,597	$9,116	$6,809,517
(1)Comprising short-term certificates of deposit and commercial paper.
(2)Does not include other invested assets of $2.8 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient.
(3)Embedded derivatives related to our Excess-of-Loss Program are classified as other assets in our consolidated balance sheets. See Note 8 for more information about our reinsurance programs.
(4)Securities loaned to third-party borrowers under securities lending agreements are classified as other assets in our condensed consolidated balance sheets. See Note 6 for more information.

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands)	Level I	Level II	Level III	Total
Assets at fair value as of December 31, 2020
Investments:
Fixed-maturities available for sale:
U.S. government and agency securities	$140,034	$29,189	$—	$169,223
State and municipal obligations	—	165,271	—	165,271
Corporate bonds and notes	—	3,047,189	—	3,047,189
RMBS	—	833,939	—	833,939
CMBS	—	681,265	—	681,265
CLO	—	568,558	—	568,558
Other ABS	—	252,457	—	252,457
Foreign government and agency securities	—	5,438	—	5,438
Total fixed-maturities available for sale	140,034	5,583,306	—	5,723,340

Trading securities:
State and municipal obligations	—	120,449	—	120,449
Corporate bonds and notes	—	123,142	—	123,142
RMBS	—	13,000	—	13,000
CMBS	—	34,294	—	34,294
Total trading securities	—	290,885	—	290,885

Equity securities	142,761	8,479	—	151,240

Short-term investments:
State and municipal obligations	—	21,819	—	21,819
Money market instruments	268,900	—	—	268,900
Corporate bonds and notes	—	30,495	—	30,495
Other ABS	—	219	—	219
Other investments (1)	—	296,571	—	296,571
Total short-term investments	268,900	349,104	—	618,004

Other invested assets (2)	—	—	3,000	3,000

Total investments at fair value (2)	551,695	6,231,774	3,000	6,786,469

Other:
Embedded derivatives (3)	—	—	5,513	5,513
Loaned securities: (4)
U.S. government and agency securities	4,876	—	—	4,876
Corporate bonds and notes	—	31,324	—	31,324
Equity securities	21,299	—	—	21,299
Total assets at fair value (2)	$577,870	$6,263,098	$8,513	$6,849,481
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

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
There were no transfers to or from Level III for the three months ended March 31, 2021 or the year ended December 31, 2020. Activity related to Level III assets and liabilities (including realized and unrealized gains and losses, purchases, sales, issuances, settlements and transfers) was immaterial for the three months ended March 31, 2021 and the year ended December 31, 2020.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected liabilities not carried at fair value in our condensed consolidated balance sheets were as follows as of the dates indicated.

	March 31, 2021		December 31, 2020
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes	$1,406,603	$1,528,311	$1,405,674	$1,563,503
FHLB advances	138,833	141,299	176,483	179,578
The fair value of our senior notes is estimated based on quoted market prices. The fair value of our FHLB advances is estimated based on expected cash flows for similar borrowings. These liabilities are categorized in Level II of the fair value hierarchy. See Note 12 for further information about these borrowings.
6. Investments
Available for Sale Securities
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated.

	March 31, 2021
(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed-maturities available for sale:
U.S. government and agency securities	$172,927	$—	$323	$(8,681)	$164,569
State and municipal obligations	151,222	—	11,326	(1,510)	161,038
Corporate bonds and notes	2,938,328	(638)	145,509	(47,600)	3,035,599
RMBS	752,109	—	25,667	(3,666)	774,110
CMBS	685,914	—	27,763	(5,330)	708,347
CLO	561,013	—	2,183	(608)	562,588
Other ABS	236,464	—	2,334	(461)	238,337
Foreign government and agency securities	5,102	—	291	—	5,393
Total securities available for sale, including loaned securities	5,503,079	$(638)	$215,396	$(67,856)	5,649,981
Less: loaned securities (1)	98,960				96,270
Total fixed-maturities available for sale	$5,404,119				$5,553,711
(1)Included in other assets in our consolidated balance sheet as further described below. See below for a discussion of our securities lending agreements.

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2020
(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed-maturities available for sale:
U.S. government and agency securities	$176,033	$—	$1,677	$(3,611)	$174,099
State and municipal obligations	149,258	—	16,113	(100)	165,271
Corporate bonds and notes	2,832,350	(948)	250,771	(3,758)	3,078,415
RMBS	799,814	—	34,439	(314)	833,939
CMBS	645,071	—	39,495	(3,301)	681,265
CLO	569,173	—	2,026	(2,641)	568,558
Other ABS	249,988	—	2,901	(432)	252,457
Foreign government and agency securities	5,100	—	338	—	5,438
Total securities available for sale, including loaned securities	5,426,787	$(948)	$347,760	$(14,157)	5,759,442
Less: loaned securities (1)	33,164				36,102
Total fixed-maturities available for sale	$5,393,623				$5,723,340
(1)Included in other assets in our consolidated balance sheet as further described below. See below for a discussion of our securities lending agreements.
The following table provides a rollforward of the allowance for credit losses on fixed-maturities available for sale, which relates entirely to corporate bonds and notes for the periods indicated. There was no allowance for the three months ended March 31, 2020.

(In thousands)	Three Months Ended March 31, 2021
Beginning balance	$948
Net increases (decreases) in allowance on previously impaired securities	(310)
Ending balance	$638
Gross Unrealized Losses and Related Fair Value of Available for Sale Securities
For securities deemed “available for sale” that are in an unrealized loss position and for which an allowance for credit loss has not been established, the following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of March 31, 2021 and December 31, 2020 are loaned securities under securities lending agreements that are classified as other assets in our condensed consolidated balance sheets, as further described below.

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements

	March 31, 2021
($ in thousands)	Less Than 12 Months			12 Months or Greater			Total
Description of Securities	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	7	$87,663	$(8,681)	—	$—	$—	7	$87,663	$(8,681)
State and municipal obligations	29	37,553	(1,510)	—	—	—	29	37,553	(1,510)
Corporate bonds and notes	225	819,835	(47,419)	1	2,725	(181)	226	822,560	(47,600)
RMBS	32	239,012	(3,654)	2	869	(12)	34	239,881	(3,666)
CMBS	51	111,105	(4,146)	17	42,527	(1,184)	68	153,632	(5,330)
CLO	33	101,725	(172)	24	92,497	(436)	57	194,222	(608)
Other ABS	34	101,363	(283)	3	7,812	(178)	37	109,175	(461)
Total	411	$1,498,256	$(65,865)	47	$146,430	$(1,991)	458	$1,644,686	$(67,856)

	December 31, 2020
($ in thousands)	Less Than 12 Months			12 Months or Greater			Total
Description of Securities	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	4	$90,591	$(3,611)	—	$—	$—	4	$90,591	$(3,611)
State and municipal obligations	4	9,626	(100)	—	—	—	4	9,626	(100)
Corporate bonds and notes	60	174,848	(3,758)	—	—	—	60	174,848	(3,758)
RMBS	5	42,003	(305)	2	915	(9)	7	42,918	(314)
CMBS	43	118,345	(3,035)	6	8,312	(266)	49	126,657	(3,301)
CLO	52	173,459	(970)	25	137,506	(1,671)	77	310,965	(2,641)
Other ABS	26	70,759	(322)	3	12,119	(110)	29	82,878	(432)
Total	194	$679,631	$(12,101)	36	$158,852	$(2,056)	230	$838,483	$(14,157)
See “Net Gains (Losses) on Investments” below for additional details on our net gains (losses) on investments, including the changes in the allowance for credit losses on fixed maturities available for sale and other impairments due to our intent to sell securities in an unrealized loss position. See Note 2 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for information regarding our accounting policy for impairments.
Securities Lending Agreements
We participate in a securities lending program whereby we loan certain securities in our investment portfolio to third-party borrowers for short periods of time. Although we report such securities at fair value within other assets in our condensed consolidated balance sheets, rather than within investments, the detailed information we provide in this Note 6 includes these securities. See Note 5 for additional detail on the loaned securities, and see Note 6 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for additional information about our accounting policies with respect to our securities lending agreements and the collateral requirements thereunder.
All of our securities lending agreements are classified as overnight and revolving. Securities collateral on deposit with us from third-party borrowers totaling $93.8 million and $43.3 million as of March 31, 2021 and December 31, 2020, respectively,

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
may not be transferred or re-pledged unless the third-party borrower is in default, and is therefore not reflected in our condensed consolidated financial statements.
Net Gains (Losses) on Investments
Net gains (losses) on investments consisted of the following.

	Three Months Ended March 31,
(In thousands)	2021	2020
Net realized gains (losses):
Fixed-maturities available for sale (1)	$(790)	$11,247
Trading securities	503	49
Equity securities	—	310
Other investments	105	33
Net realized gains (losses) on investments	(182)	11,639
Impairment losses due to intent to sell	—	(622)
Net decrease (increase) in expected credit losses	310	—
Net unrealized gains (losses) on investments	(2,519)	(26,845)
Total net gains (losses) on investments	$(2,391)	$(15,828)
(1)Components of net realized gains (losses) on fixed-maturities available for sale include the following.

	Three Months Ended March 31,
(In thousands)	2021	2020
Gross investment gains from sales and redemptions	$4,117	$11,899
Gross investment losses from sales and redemptions	(4,907)	(652)
The net changes in unrealized gains (losses) recognized in earnings on investments that were still held at each period-end were as follows.

	Three Months Ended March 31,
(In thousands)	2021	2020
Net unrealized gains (losses) on investments still held:
Trading securities	$(8,089)	$(2,034)
Equity securities	5,118	(24,020)
Other investments	886	804
Net unrealized gains (losses) on investments still held	$(2,085)	$(25,250)

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
Contractual Maturities
The contractual maturities of fixed-maturities available for sale were as follows.

	March 31, 2021
	Available for Sale
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$132,399	$133,403
Due after one year through five years (1)	1,154,711	1,203,984
Due after five years through 10 years (1)	1,232,690	1,278,861
Due after 10 years (1)	747,779	750,351
Asset-backed and mortgage-backed securities (2)	2,235,500	2,283,382
Total	5,503,079	5,649,981
Less: loaned securities	98,960	96,270
Total fixed-maturities available for sale	$5,404,119	$5,553,711
(1)Actual maturities may differ as a result of calls before scheduled maturity.
(2)Includes RMBS, CMBS, CLO and Other ABS, which are not due at a single maturity date.
Other
For the three months ended March 31, 2021, we did not transfer any securities to or from the available for sale or trading categories.
Our fixed-maturities available for sale include securities totaling $17.1 million and $16.9 million at March 31, 2021 and December 31, 2020, respectively, on deposit and serving as collateral with various state regulatory authorities. Our fixed-maturities available for sale also include securities serving as collateral for our FHLB advances. See Note 12 for additional information about our FHLB advances.
7. Goodwill and Other Acquired Intangible Assets, Net
All of our goodwill and other acquired intangible assets relate to our Real Estate segment. There was no change to our goodwill balance of $9.8 million during the three months ended March 31, 2021.
The following is a summary of the gross and net carrying amounts and accumulated amortization (including impairment) of our other acquired intangible assets as of the periods indicated.

	March 31, 2021			December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$43,550	$(32,324)	$11,226	$43,550	$(31,559)	$11,991
Technology	8,285	(7,446)	839	8,285	(7,370)	915
Licenses	463	(149)	314	463	(128)	335
Total	$52,298	$(39,919)	$12,379	$52,298	$(39,057)	$13,241
For additional information on our accounting policies for goodwill and other acquired intangible assets, see Notes 2 and 7 of Notes to Consolidated Financial Statements in our 2020 Form 10-K.

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
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
The effect of all of our reinsurance programs on our net income is as follows.

	Three Months Ended March 31,
(In thousands)	2021	2020
Net premiums written:
Direct	$260,619	$279,482
Assumed (1)	2,298	3,451
Ceded (2)	(8,835)	(19,543)
Net premiums written	$254,082	$263,390
Net premiums earned:
Direct	$302,721	$301,254
Assumed (1)	2,298	3,456
Ceded (2)	(33,147)	(27,295)
Net premiums earned	$271,872	$277,415

Ceding commissions earned (3)	$10,407	$9,966
Ceded losses	3,746	1,962
(1)Primarily includes premiums from our participation in certain credit risk transfer programs.
(2)Net of profit commission, which is impacted by the level of ceded losses recoverable, if any, on reinsurance transactions. See Note 11 for additional information on our reserve for losses and reinsurance recoverables.
(3)Deferred ceding commissions of $47.8 million and $71.6 million are included in other liabilities on our condensed consolidated balance sheets at March 31, 2021 and 2020, respectively.
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
The 2020 Single Premium QSR Agreement is the only QSR agreement under which Radian Guaranty is currently ceding NIW. Under the 2020 Single Premium QSR Agreement, NIW for Single Premium Policies issued between January 1, 2020 and December 31, 2021 is being ceded, subject to certain conditions and a limitation on ceded premiums written of $250 million. The parties may mutually agree to increase the amount of ceded risk above this level.

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth additional details regarding the Single Premium QSR Program.

(In millions)	2020 Singles QSR	2018 Singles QSR	2016 Singles QSR
NIW Policy Dates	Jan 1, 2020-Dec 31, 2021	Jan 1, 2018-Dec 31, 2019	Jan 1, 2012-Dec 31, 2017
Effective Date	January 1, 2020	January 1, 2018	January 1, 2016
Scheduled Termination Date	December 31, 2031	December 31, 2029	December 31, 2027
Optional Termination Date	January 1, 2024	January 1, 2022	January 1, 2020
Quota Share %	65%	65%	20% - 65% (1)
Ceding Commission %	25%	25%	25%
Profit Commission %	Up to 56%	Up to 56%	Up to 55%

(In millions)	As of March 31, 2021
RIF Ceded	$1,767	$1,698	$2,683

(In millions)	As of December 31, 2020
RIF Ceded	$1,597	$1,979	$3,071
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
Excess-of-Loss Program
As of March 31, 2021, Radian Guaranty had entered into four fully collateralized reinsurance arrangements with the Eagle Re Issuers. For the respective coverage periods, Radian Guaranty retains the first-loss layer of aggregate losses, as well as any losses in excess of the outstanding reinsurance coverage amounts. The Eagle Re Issuers provide second layer coverage up to the outstanding coverage amounts. For each of these four reinsurance arrangements, the Eagle Re Issuers financed their coverage by issuing mortgage insurance-linked notes to eligible capital markets investors in unregistered private offerings. The aggregate excess-of-loss reinsurance coverage for these arrangements decreases over a 10-year period as the principal balances of the underlying covered mortgages decrease and as any claims are paid by the applicable Eagle Re Issuer or the mortgage insurance is canceled. Radian Guaranty has rights to terminate the reinsurance agreements upon the occurrence of certain events.
Under each of the reinsurance agreements, the outstanding reinsurance coverage amount will begin amortizing after an initial period in which a target level of credit enhancement is obtained and will stop amortizing if certain thresholds, or triggers, are reached, including a trigger based on an elevated level of delinquencies as defined in the related insurance-linked notes transaction agreements. With the exception of insurance-linked notes issued by Eagle Re 2020-2 Ltd., the insurance-linked notes issued by the Eagle Re Issuers in connection with our Excess-of-Loss Program are currently subject to a delinquency trigger event, which was reported to the insurance-linked note investors on June 25, 2020. For the insurance-linked notes that are subject to a delinquency trigger event, both the amortization of the outstanding reinsurance coverage amount pursuant to our reinsurance arrangements with the Eagle Re Issuers and the amortization of the principal amount of the related insurance-linked notes issued by the Eagle Re Issuers have been suspended and will continue to be suspended during the pendency of the trigger event.

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth additional details regarding the Excess-of-Loss Program as of March 31, 2021.

(In millions)	Eagle Re 2020-2 Ltd.	Eagle Re 2020-1 Ltd.	Eagle Re 2019-1 Ltd.	Eagle Re 2018-1 Ltd.
Issued	October 2020	February 2020	April 2019	November 2018
NIW Policy Dates	Oct 1, 2019- Jul 31, 2020	Jan 1, 2019- Sep 30, 2019	Jan 1, 2018- Dec 31, 2018	Jan 1, 2017- Dec 31, 2017
Initial RIF	$13,011	$9,866	$10,705	$9,109
Initial Coverage	390	488	562	434	(1)
Initial First Layer Retention	423	202	268	205

(In millions)	As of March 31, 2021
RIF	$10,458	$5,156	$3,950	$3,370
Remaining Coverage	355	488	385	276	(1)
First Layer Retention	423	202	265	201

(In millions)	As of December 31, 2020
RIF	$11,748	$6,121	$4,657	$3,986
Remaining Coverage	390	488	385	276	(1)
First Layer Retention	423	202	265	201
(1)Excludes a separate excess-of-loss reinsurance agreement entered into by Radian Guaranty with both initial and remaining coverage of $21.4 million.
The Eagle Re Issuers are not subsidiaries or affiliates of Radian Guaranty. Based on the accounting guidance that addresses VIEs, we have not consolidated any of the assets and liabilities of the Eagle Re Issuers in our financial statements, because Radian does not have: (i) the power to direct the activities that most significantly affect the Eagle Re Issuers’ economic performances or (ii) the obligation to absorb losses or the right to receive benefits from the Eagle Re Issuers that potentially could be significant to the Eagle Re Issuers. See Note 2 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for more information on our accounting treatment of VIEs.
The reinsurance premium due to the Eagle Re Issuers is calculated by multiplying the outstanding reinsurance coverage amount at the beginning of a period by a coupon rate, which is the sum of one-month LIBOR (or an acceptable alternative to LIBOR) plus a contractual risk margin, and then subtracting actual investment income collected on the assets in the reinsurance trust during the preceding month. As a result, the premiums we pay will vary based on: (i) the spread between LIBOR and the rates on the investments held by the reinsurance trust and (ii) the outstanding amount of reinsurance coverage. As the reinsurance premium will vary based on changes in these rates, we concluded that the reinsurance agreements contain embedded derivatives, which we have accounted for separately as freestanding derivatives and recorded in other assets or other liabilities on our condensed consolidated balance sheets. Changes in the fair value of these embedded derivatives are recorded in net gains (losses) on investments and other financial instruments in our condensed consolidated statements of operations. See Note 5 herein and Note 5 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for more information on our fair value measurements of financial instruments, including our embedded derivatives.
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

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
The Eagle Re Issuers represent our only VIEs as of March 31, 2021 and December 31, 2020. The following table presents the total assets and liabilities of the Eagle Re Issuers as of the dates indicated.

	Total VIE Assets and Liabilities (1)
(In thousands)	March 31, 2021	December 31, 2020
Eagle Re 2020-2 Ltd.	$354,792	$390,324
Eagle Re 2020-1 Ltd.	488,385	488,385
Eagle Re 2019-1 Ltd.	384,602	384,602
Eagle Re 2018-1 Ltd.	275,718	275,718
Total	$1,503,497	$1,539,029
(1)Assets held by the Eagle Re Issuers are required to be invested in U.S. government money market funds, cash or U.S. Treasury securities. Liabilities of the Eagle Re Issuers consist of their mortgage insurance-linked notes, described above.
In April 2021, Radian Guaranty entered into a fully collateralized reinsurance agreement with Eagle Re 2021-1 Ltd. This reinsurance agreement provides for up to $497.7 million of aggregate excess-of-loss reinsurance coverage for the mortgage insurance losses on new defaults on an existing portfolio of eligible policies with RIF of $11.1 billion that were issued between August 1, 2020 and December 31, 2020. Eagle Re 2021-1 Ltd. financed its coverage by issuing mortgage insurance-linked notes to eligible capital markets investors and Radian Group in the amounts of $452.3 million and $45.4 million, respectively, in an unregistered private offering.
Other Collateral
Although we use reinsurance as one of our risk management tools, reinsurance does not relieve us of our obligations to our policyholders. In the event the reinsurers are unable to meet their obligations to us, our insurance subsidiaries would be liable for any defaulted amounts. However, consistent with the PMIERs reinsurer counterparty collateral requirements, Radian Guaranty’s reinsurers have established trusts to help secure our potential cash recoveries. In addition to the total VIE assets of the Eagle Re Issuers discussed above, the amount held in reinsurance trusts was $217.4 million as of March 31, 2021, compared to $228.6 million as of December 31, 2020. In addition, for the Single Premium QSR Program, Radian Guaranty holds amounts related to ceded premiums written to collateralize the reinsurers’ obligations, which is reported in reinsurance funds withheld on our condensed consolidated balance sheets. Any loss recoveries and profit commissions paid to Radian Guaranty related to the Single Premium QSR Program are expected to be realized from this account.
See Note 8 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for more information about our reinsurance transactions.

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
9. Other Assets
The following table shows the components of other assets as of the dates indicated.

(In thousands)	March 31, 2021	December 31, 2020
Prepaid reinsurance premiums (1)	$243,326	$267,638
Prepaid federal income taxes (Note 10)	210,889	210,889
Loaned securities (Note 5)	134,304	57,499
Company-owned life insurance (2)	109,681	115,586
Right-of-use assets (Note 13)	31,265	32,985
Other	34,037	30,488
Total other assets	$763,502	$715,085
(1)Relates to our Single Premium QSR Program.
(2)We are the beneficiary of insurance policies on the lives of certain of our current and past officers and employees. The balances reported in other assets reflect the amounts that could be realized upon surrender of the insurance policies as of each respective date.
10. Income Taxes
As of March 31, 2021 and December 31, 2020, our current income tax liability was $17.3 million and $17.5 million, respectively, and is included as a component of other liabilities in our condensed consolidated balance sheets.
Certain entities within our consolidated group have generated deferred tax assets relating primarily to state and local NOL carryforwards, which, if unutilized, will expire during various future tax periods. We are required to establish a valuation allowance against our deferred tax assets when it is more likely than not that all or some portion of our deferred tax assets will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our deferred tax assets will be realized in future periods. We have determined that certain entities within Radian Group may continue to generate taxable losses on a separate company basis in the near term and may not be able to fully utilize certain of their state and local NOLs on their state and local tax returns. Therefore, with respect to deferred tax assets relating to these state and local NOLs and other state timing adjustments, we retained a valuation allowance of $82.4 million at March 31, 2021.
As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Internal Revenue Code Section 832(e) for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that, in conjunction with quarterly federal tax payment due dates, we purchase non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. As of March 31, 2021 and December 31, 2020, we held $210.9 million of these bonds, which are included as prepaid federal income taxes within other assets in our condensed consolidated balance sheets. The corresponding deduction of our statutory contingency reserves resulted in the recognition of a net deferred tax liability. See Note 16 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for additional information about our U.S. Mortgage Guaranty Tax and Loss Bonds.
For additional information on our income taxes, including our accounting policies, see Notes 2 and 10 of Notes to Consolidated Financial Statements in our 2020 Form 10-K.

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
11. Losses and LAE
Our reserve for losses and LAE, at the end of each period indicated, consisted of the following.

(In thousands)	March 31, 2021	December 31, 2020
Mortgage insurance loss reserves (1)	$882,838	$844,107
Title insurance loss reserves	4,517	4,306
Total reserve for losses and LAE	$887,355	$848,413
(1)Primarily comprises first lien primary case reserves of $841.6 million and $799.5 million at March 31, 2021 and December 31, 2020, respectively.
For the periods indicated, the following table presents information relating to our mortgage insurance reserve for losses, including our IBNR reserve and LAE, but excluding our second-lien mortgage loan premium deficiency reserve.

	Three Months Ended March 31,
(In thousands)	2021	2020
Balance at beginning of period	$844,107	$401,273
Less: Reinsurance recoverables (1)	71,769	14,594
Balance at beginning of period, net of reinsurance recoverables	772,338	386,679
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	50,312	41,242
Prior years	(4,513)	(5,876)
Total incurred	45,799	35,366
Deduct: Paid claims and LAE related to:
Current year (2)	16	—
Prior years	10,457	23,391
Total paid	10,473	23,391
Balance at end of period, net of reinsurance recoverables	807,664	398,654
Add: Reinsurance recoverables (1)	75,174	16,024
Balance at end of period	$882,838	$414,678
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
Reserve Activity
Incurred Losses
Case reserves established for new default notices were the primary driver of our total incurred losses for the three months ended March 31, 2021 and 2020, and they were primarily impacted by the number of new primary default notices received in the period and our related gross Default to Claim Rate assumption applied to those new defaults.
For the three months ended March 31, 2021, we experienced an increase in the number of new primary default notices, compared to the three months ended March 31, 2020, substantially all related to defaults subject to forbearance programs implemented in response to the COVID-19 pandemic. Our gross Default to Claim Rate assumption applied to new defaults was 8.0% as of March 31, 2021. While our Default to Claim Rate assumptions for prior year defaults were not materially changed as of March 31, 2021, our provision for losses during the first three months of 2021 was positively impacted by favorable reserve development on prior year defaults, primarily due to higher Cures than previously estimated. See Note 1 for additional information on the elevated risks and uncertainties resulting from the COVID-19 pandemic to our business.
Our gross Default to Claim Rate assumption applied to new defaults was 7.5% as of March 31, 2020. Our provision for losses during the first three months of 2020 was positively impacted by favorable reserve development on prior year defaults. This favorable development was primarily driven by a reduction during the periods in certain Default to Claim Rate assumptions for these prior year defaults based on observed trends, primarily higher Cures than previously estimated.

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
Claims Paid
Total claims paid decreased for the three months ended March 31, 2021 compared to the same period in 2020. Claims paid in 2021 include payments made to settle certain previously disclosed legal proceedings. See Note 13 for additional information about these legal proceedings. The decrease in claims paid is primarily attributable to COVID-19-related hardship forbearance plans and suspensions of foreclosure and evictions.
For additional information about our Reserve for Losses and LAE, including our accounting policies, see Notes 2 and 11 of Notes to Consolidated Financial Statements in our 2020 Form 10-K.
12. Borrowings and Financing Activities
The carrying value of our debt at March 31, 2021 and December 31, 2020 was as follows.

(In thousands)	March 31, 2021	December 31, 2020
Senior notes:
Senior Notes due 2024	$445,787	$445,512
Senior Notes due 2025	517,065	516,634
Senior Notes due 2027	443,751	443,528
Total senior notes	$1,406,603	$1,405,674
FHLB advances:
FHLB advances due 2021	$26,850	$67,500
FHLB advances due 2022	61,050	61,050
FHLB advances due 2023	27,995	27,995
FHLB advances due 2024	9,954	9,954
FHLB advances due 2025	9,984	9,984
FHLB advances due 2027	3,000	—
Total FHLB advances	$138,833	$176,483
FHLB Advances
As of March 31, 2021, we had $138.8 million of fixed-rate advances outstanding with a weighted average interest rate of 1.23%. Interest on the FHLB advances is payable quarterly, or at maturity if the term of the advance is less than 90 days. Principal is due at maturity. For obligations with maturities greater than or equal to 90 days, we may prepay the debt at any time, subject to a prepayment fee calculation.
The principal balance of the FHLB advances are required to be collateralized by eligible assets with a market value that must be maintained generally within a minimum range of 103% to 111% of the amount borrowed, depending on the type of assets pledged. Our fixed-maturities available for sale include securities totaling $153.8 million and $188.0 million at March 31, 2021 and December 31, 2020, respectively, which serve as collateral for our FHLB advances to satisfy this requirement. See Note 12 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for additional information about our FHLB advances.
Revolving Credit Facility
Radian Group has in place a $267.5 million unsecured revolving credit facility with a syndicate of bank lenders, which has a maturity date of January 18, 2022. At March 31, 2021, Radian Group was in compliance with all of the credit facility covenants, and there were no amounts outstanding. For more information regarding our revolving credit facility, including certain of its terms and covenants, see Note 12 of Notes to Consolidated Financial Statements in our 2020 Form 10-K.

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
13. Commitments and Contingencies
Legal Proceedings
We are routinely involved in a number of legal actions and proceedings, including litigation and other disputes arising in the ordinary course of our business. Legal and regulatory matters such as discussed below and in our 2020 Form 10-K could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. Management believes, based on current knowledge and after consultation with counsel, that the outcome of any currently pending or threatened actions will not have a material adverse effect on our consolidated financial condition. The outcome of litigation and other legal and regulatory matters and proceedings is inherently uncertain, and it is possible that one or more of the matters currently pending or threatened could have an adverse effect on our liquidity, financial condition or results of operations for any particular period.
On August 31, 2018, Nationstar Mortgage LLC d/b/a Mr. Cooper (“Nationstar”) filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against Radian Guaranty related to certain insurance coverage and premium refund decisions made by Radian Guaranty. Effective June 26, 2020, Radian Guaranty and Nationstar entered into a Confidential Settlement Agreement and Release (the “Nationstar Settlement”) to fully resolve, among other things, all claims and counterclaims in this litigation. Implementation of the Nationstar Settlement, which was subject to the condition precedent that the GSEs consent to the Nationstar Settlement, became effective on March 1, 2021, and the litigation was subsequently dismissed with prejudice. Pursuant to the Nationstar Settlement, among other things: (i) Radian made a cash settlement payment to Nationstar on March 5, 2021 and (ii) each party agreed to release the other with respect to all known or unknown claims with respect to the certificates subject to this litigation as well as with respect to all other certificates issued under certain policies on loans serviced by Nationstar for which Radian decided claims prior to January 1, 2019. See Note 13 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for additional background on this matter. The implementation of the Nationstar Settlement did not have a material impact on our mortgage insurance reserves for this proceeding.
We also are periodically subject to reviews and audits, as well as inquiries, information-gathering requests and investigations, by regulatory entities. In connection with these matters, from time to time we receive requests and subpoenas seeking information and documents related to aspects of our business.
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
Lease Liability
Our lease liability represents the present value of future lease payments over the lease term. Our operating lease liability was $51.4 million and $53.4 million as of March 31, 2021 and December 31, 2020, respectively, and is classified in other liabilities in our condensed consolidated balance sheets. Our operating lease right-of-use asset is classified in other assets in our condensed consolidated balance sheets as shown in Note 9.
See Note 13 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for further information regarding our commitments and contingencies and our accounting policies for contingencies.

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
14. Capital Stock
Share Repurchase Activity
On August 14, 2019, Radian Group’s board of directors approved a share repurchase program that authorizes the Company to spend up to $200 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. Radian operated this program pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which permits the Company to purchase shares, at pre-determined price targets, when it may otherwise be precluded from doing so. On February 13, 2020, Radian Group’s board of directors authorized a $275 million increase in this program, bringing the total authorization to repurchase shares up to $475 million, excluding commissions, and extended the expiration of this program from July 31, 2020 to August 31, 2021. During the three months ended March 31, 2021, the Company entered into a new 10b5-1 plan and resumed purchases under this program which had been temporarily suspended in March 2020 in response to the COVID-19 pandemic. During the three months ended March 31, 2021, the Company purchased 413,141 shares at an average price of $20.91, including commissions. As of March 31, 2021, purchase authority of up to $190.2 million remained available under this program.
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
Dividends and Dividend Equivalents
During the first quarter of 2021 and each quarter of 2020, we declared quarterly cash dividends on our common stock equal to $0.125 per share. On May 4, 2021, Radian Group’s board of directors authorized an increase to the Company’s quarterly dividend from $0.125 to $0.14 per share, beginning with the dividend declared in the second quarter of 2021.
Share-Based and Other Compensation Programs
In the three months ended March 31, 2021, we did not grant any material amounts of performance-based or time-based awards in the form of non-qualified stock options, restricted stock, restricted stock units, phantom stock, or stock appreciation rights. See Note 17 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for additional information regarding the Company’s share-based and other compensation programs.

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
15. Accumulated Other Comprehensive Income (Loss)
The following table shows the rollforward of accumulated other comprehensive income (loss) as of the periods indicated.

	Three Months Ended March 31, 2021
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$333,829	$70,104	$263,725
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	(186,543)	(39,174)	(147,369)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (loss): (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(790)	(166)	(624)
Net decrease (increase) in expected credit losses	310	65	245
Other comprehensive income (loss)	(186,063)	(39,073)	(146,990)
Balance at end of period	$147,766	$31,031	$116,735

	Three Months Ended March 31, 2020
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$139,858	$29,370	$110,488
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	(91,511)	(19,218)	(72,293)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (loss): (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	10,625	2,231	8,394
Other comprehensive income (loss)	(102,136)	(21,449)	(80,687)
Balance at end of period	$37,722	$7,921	$29,801
(1)Included in net gains (losses) on investments and other financial instruments on our condensed consolidated statements of operations.

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
16. Statutory Information
Our insurance subsidiaries’ statutory net income for the quarterly periods ended March 31, 2021 and 2020 and statutory policyholders’ surplus as of March 31, 2021 and December 31, 2020 were as follows.

	Three Months Ended March 31,
(In millions)	2021	2020
Statutory net income (loss)
Radian Guaranty	$166.8	$195.5
Radian Reinsurance	1.9	23.9
Other Mortgage Subsidiaries	—	0.7
Radian Title Insurance	1.3	0.1

(In millions)	March 31, 2021	December 31, 2020
Statutory policyholders’ surplus
Radian Guaranty	$526.9	$481.5
Radian Reinsurance	361.0	360.7
Other Mortgage Subsidiaries	41.5	41.3
Radian Title Insurance	29.7	28.8
State insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations, as described below. As of March 31, 2021, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $4.2 billion of our consolidated net assets.
As of December 31, 2020, Radian Guaranty had negative unassigned surplus of $859.5 million. Therefore, no dividends or other distributions can be paid by Radian Guaranty in 2021 without prior approval from the Pennsylvania Insurance Department. In light of Radian Guaranty’s negative unassigned surplus related to operating losses in prior periods and the ongoing need to set aside contingency reserves, which totaled $3.5 billion as of March 31, 2021, we do not anticipate that Radian Guaranty will be permitted under applicable insurance laws to pay ordinary dividends to Radian Group for the foreseeable future.
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a maximum ratio of net RIF relative to statutory capital, or Risk-to-capital. There are 16 RBC States that currently impose a Statutory RBC Requirement. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, a mortgage insurer must satisfy a MPP Requirement. Radian Guaranty was in compliance with all applicable Statutory RBC Requirements and MPP Requirements in each of the RBC States as of March 31, 2021. Radian Guaranty’s Risk-to-capital was 11.9:1 and 12.7:1 as of March 31, 2021 and December 31, 2020, respectively. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves.
Our other mortgage insurance and title insurance subsidiaries were also in compliance with all statutory and counterparty capital requirements as of March 31, 2021.
In addition, in order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. At March 31, 2021, Radian Guaranty is an approved mortgage insurer under the PMIERs and is in compliance with the current PMIERs financial requirements. Under the PMIERs there are increased financial requirements for loans in default, including as a result of natural disasters and pandemics. As a result, increases in defaults related to the COVID-19 pandemic have subjected Radian Guaranty to an increase in Minimum Required Assets under the PMIERs, and if these continue or increase, would continue to negatively impact our results of operations and could impact our compliance with the PMIERs. See Note 1 for discussion about the elevated risks and uncertainties associated with the COVID-19 pandemic and Note 16 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for additional information regarding the PMIERs, including the benefit provided by the Disaster Related Capital Charge.
For a description of our compliance with statutory and other regulations for our mortgage insurance and title insurance businesses, including statutory capital requirements and divided restrictions, see Note 16 of Notes to Consolidated Financial Statements in our 2020 Form 10-K.

Table of Contents Glossary
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The disclosures in this quarterly report are complementary to those made in our 2020 Form 10-K and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report, as well as our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Form 10-K.
The following analysis of our financial condition and results of operations for the three months ended March 31, 2021 provides information that evaluates our financial condition as of March 31, 2021 compared with December 31, 2020 and our results of operations for the three months ended March 31, 2021, compared to the same period last year. Certain terms and acronyms used throughout this report are defined in the Glossary of Abbreviations and Acronyms included as part of this report. In addition, investors should review the “Cautionary Note Regarding Forward-Looking Statements—Safe Harbor Provisions” above, and “Item 1A. Risk Factors” in our 2020 Form 10-K for a discussion of those risks and uncertainties that have the potential to adversely affect our business, financial condition, results of operations, cash flows or prospects. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. See “Overview” and Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
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
Current Operating Environment
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
Beginning in March 2020, the unprecedented and continually evolving social and economic impacts associated with the COVID-19 pandemic on the U.S. and global economies generally, and in particular on the U.S. housing, real estate and housing finance markets, had a negative effect on our business and our financial results for the second quarter of 2020, and to a lesser extent, since then, and are expected to adversely impact certain aspects of our business and results of operations in future periods. See “—COVID-19 Impacts” below for further discussion of the impacts on our business associated with the

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
COVID-19 pandemic, including an increase in our new defaults and in our Minimum Required Assets under the PMIERs financial requirements.
Despite the effects of the COVID-19 pandemic, we wrote record levels of NIW in 2020, totaling $105.0 billion, and wrote an additional $20.2 billion of NIW in the first quarter of 2021, an increase of 21% compared to our NIW in the first quarter of 2020. We believe that the long-term housing market fundamentals and outlook remain positive, including low interest rates, demographics supporting growth in the population of first-time homebuyers and a relatively constrained supply of homes available for sale. However, the low interest rate environment in recent periods has also resulted in an increase in policy cancellations associated with the high level of refinance activity, which, combined with the effects of operating in the highly competitive U.S. mortgage insurance industry, has reduced our Persistency Rate, and in turn reduced our IIF, particularly as a result of a decline in our Single Premium Policies. If refinance activity remains elevated, resulting in earlier than anticipated loan prepayments, it could result in a further decrease in our future revenues, particularly from our Recurring Premium Policies. See “Mortgage Insurance Portfolio” for additional details on our NIW and IIF.
In recent years, Radian and other participants in the private mortgage insurance industry have engaged in a range of risk distribution transactions and strategies and implemented enhanced risk-based pricing frameworks, which we believe have helped increase the financial strength and flexibility of the mortgage insurance industry by mitigating credit risk and financial volatility through varying economic cycles. As of March 31, 2021, 60% of our primary RIF is subject to a form of risk distribution and our estimated reinsurance recoverables related to our mortgage insurance portfolio were $75.2 million. After consideration of the Eagle Re 2021-1 Ltd. insurance-linked notes transaction that was completed in April 2021, as described below under “—Recent Company Developments,” 78% of our primary RIF as of March 31, 2021 is subject to a form of risk distribution. Our use of risk distribution structures has reduced our required capital and enhanced our projected return on capital, and we expect these structures to provide a level of protection in periods of economic stress such as we are currently experiencing.
COVID-19 Impacts
The COVID-19 pandemic has created periods of significant economic disruption, high unemployment, volatility and disruption in financial markets, and required adjustments in the housing finance system and real estate markets. In addition, the pandemic has resulted in travel restrictions, temporary business shutdowns, and stay-at-home, quarantine, and similar orders. Even as some businesses have been reopened, numerous operating limitations such as social distancing and extensive health and safety measures have limited operations, all of which contributed to the rapid and significant rise in unemployment. Although unemployment levels since the onset of the pandemic have declined since their peak in the second quarter of 2020, unemployment remains elevated compared to pre-pandemic levels, and may remain elevated or may rise if the current economic disruption is prolonged.
As a result of the COVID-19 pandemic and its impact on the economy, including the significant increase in unemployment, we have experienced a material increase in new defaults, substantially all related to defaults of loans subject to forbearance programs implemented in response to the COVID-19 pandemic. The increase in the number of new mortgage defaults resulting from the COVID-19 pandemic has had a negative effect on our results of operations beginning in the second quarter of 2020. This negative impact could continue in the future, primarily due to the need to increase our reserve for losses based on the volume of new defaults. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our reserve for losses.
As a result of the material increase in new defaults, our primary default rate increased from 1.8% at March 31, 2020 to 4.9% at March 31, 2021, which is down from a peak of 6.5% at June 30, 2020. Favorable trends in the number of new defaults and Cures were the primary drivers of the decline in our default inventory and default rate, compared to their peaks at June 30, 2020. As a result of these more recent favorable trends in new defaults and Cures and assuming continued economic recovery, we currently expect our primary default rate to remain below 5-6%. However, the number, timing and duration of new defaults and, in turn, the number of defaults that ultimately result in claims will depend on a variety of factors, including the scope, severity and duration of the COVID-19 pandemic, the resulting impact on the economy, including with respect to unemployment and housing prices, and the effectiveness of forbearance and other government efforts such as financial stimulus programs, to provide long-term economic and individual relief to assist homeowners. Consequently, the number and rate of total defaults is difficult to predict and will depend on the foregoing and other factors, including the number and timing of Cures and claims paid and the net impact on IIF from our Persistency Rate and future NIW. See “Item 1A. Risk Factors” in our 2020 Form 10-K for additional discussion of these factors and other risks and uncertainties.
The increase in new defaults resulting from the COVID-19 pandemic may affect our ability to remain compliant with the PMIERs financial requirements. Once two missed payments have occurred on an insured loan, the PMIERs characterize the loan as “non-performing” and require us to establish an increased Minimum Required Asset factor for that loan regardless of the reason for the missed payments. During the COVID-19 Crisis Period, pursuant to the COVID-19 Amendment that amends the PMIERs, a Disaster Related Capital Charge that effectively reduces the Minimum Required Asset factor by 70% has been applied nationwide to all COVID-19 Defaulted Loans for no longer than three calendar months beginning with the month the loan becomes non-performing (i.e., missed two monthly payments), or if greater, the period of time that the loan is subject to a forbearance plan, repayment plan or loan modification trial period granted in response to a financial hardship related to COVID-19. Under the terms of the COVID-19 Amendment, the COVID-19 Crisis Period ended March 31, 2021. As a result,

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
after March 31, 2021 the Disaster Related Capital Charge will no longer be applied to all new defaults, and instead will be applied only to new defaults if they are subject to a COVID-19 forbearance plan, regardless of whether the forbearance plan was entered into before or after the expiration of the COVID-19 Crisis Period. See “—COVID-19 Amendment to PMIERs” below for more information.
The application of the Disaster Related Capital Charge has significantly reduced the total amount of assets that Radian Guaranty otherwise would be required to hold against COVID-19 Defaulted Loans under the PMIERs. Nonetheless, even after giving effect to the Disaster Related Capital Charge, since March 31, 2020, the overall volume of new defaults resulting from the pandemic has resulted in an increase in Radian Guaranty’s Minimum Required Assets and negatively impacted Radian Guaranty’s PMIERs Cushion as of March 31, 2021. While we expect Radian Guaranty to continue to maintain its eligibility status with the GSEs, there are possible scenarios in which the number of new defaults could impact Radian Guaranty’s ability to comply with the PMIERs financial requirements. See “Item 1A. Risk Factors—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” in our 2020 Form 10-K.
As further described in this report, although we are uncertain of the ultimate magnitude or duration of the business and economic impacts of the COVID-19 pandemic, we believe the resulting increased financial requirements under the PMIERs, lower Persistency Rates due to a low interest rate environment and increased reserves for losses due to higher new defaults will negatively affect our business, results of operations and financial condition. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements in this report and “Item 1A. Risk Factors—The COVID-19 pandemic has adversely impacted our business, and its ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic and actions taken by governmental authorities in response to the pandemic” in our 2020 Form 10-K for additional information.
Legislative and Regulatory Developments
We are subject to comprehensive regulation by both federal and state regulatory authorities. For a description of significant state and federal regulations and other requirements of the GSEs that are applicable to our businesses, as well as legislative and regulatory developments affecting the housing finance industry, see “Item 1. Business—Regulation” in our 2020 Form 10-K. Except as discussed below, there were no significant regulatory developments impacting our businesses from those discussed in our 2020 Form 10-K.
COVID-19 Amendment to PMIERs
In 2020, in response to the COVID-19 pandemic, the GSEs issued guidelines (“National Emergency Guidelines”) that became effective June 30, 2020 and, among other things, adopted the COVID-19 Amendment to the PMIERs to apply a Disaster Related Capital Charge nationwide to certain non-performing loans that we refer to as COVID-19 Defaulted Loans, which comprise non-performing loans that either: (i) have an Initial Missed Payment (discussed below) occurring during the COVID-19 Crisis Period or (ii) are subject to a forbearance plan granted in response to a financial hardship related to COVID-19 (which is assumed under the COVID-19 Amendment to be the case for any loan that has an Initial Missed Payment occurring during the COVID-19 Crisis Period and is subject to a forbearance plan), the terms of which are materially consistent with the terms of forbearance plans offered by the GSEs. The Disaster Related Capital Charge effectively reduces the Minimum Required Asset factor that applies to COVID-19 Defaulted Loans in recognition of the fact that these loans generally have a higher likelihood of curing. Under the COVID-19 Amendment, the Disaster Related Capital Charge applies for three calendar months beginning with the month the loan becomes non-performing (i.e., missed two monthly payments), or if greater, the period of time that the loan is subject to a forbearance plan, repayment plan or loan modification trial period granted in response to a financial hardship related to COVID-19.
Under the terms of the COVID-19 Amendment, the COVID-19 Crisis Period ended March 31, 2021. As a result, after March 31, 2021 the Disaster Related Capital Charge will no longer be applied to all new defaults, and instead will be applied only to new defaults if they are subject to a COVID-19 forbearance plan, regardless of whether the forbearance plan was entered into before or after the expiration of the COVID-19 Crisis Period. The Disaster Related Capital Charge will be applied to these COVID-19 Defaulted Loans for as long as they remain in the COVID-19 forbearance plan. With respect to defaults that occurred during the COVID-19 Crisis Period, the Disaster Related Capital Charge will continue to apply until: (i) they fail to enter a COVID-19 forbearance program within three calendar months beginning with the month the loan becomes non-performing (i.e., missed two monthly payments) or (ii) for defaults subject to a COVID-19 forbearance plan, repayment plan or loan modification trial period, they exit the program, plan or trial period without curing the default status. Given the ongoing improvement in new default trends, and the high percentage of new defaults that are continuing to be placed into COVID-19 forbearance programs, we do not expect the expiration of the COVID-19 Crisis Period to have a material impact on our business, results of operations or financial condition.
For additional information on the risks associated with the expiration of the COVID-19 Crisis Period, see “Item 1A. Risk Factors—“Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” in our 2020 Form 10-K.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Qualified Mortgage (QM) Requirements - Ability to Repay Requirements
Under the Dodd-Frank Act, mortgage lenders must make a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan (the “Ability to Repay Rule”). The Dodd-Frank Act provides that a creditor may presume that a borrower will be able to repay a loan if the loan has certain low-risk characteristics that meet the definition of a qualified mortgage, or QM (the “QM Rule”). This QM presumption is generally rebuttable; however, loans that are deemed to have the lowest risk profiles are granted a safe harbor from liability (“QM Safe Harbor”) related to the borrower’s ability to repay the loan. In implementing the QM Rule, the Consumer Financial Protection Bureau (“CFPB”) established rigorous underwriting and product feature requirements for loans to be deemed QMs (“Original QM Definition”), including that the borrower does not exceed a 43% debt-to-income ratio after giving effect to the loan. As part of the Original QM Definition, the CFPB also created a special exemption for the GSEs, which is generally referred to as the “QM Patch,” that allows any loan that meets the GSE underwriting and product feature requirements to be deemed to be a QM, regardless of whether the loan exceeds the 43% debt-to-income ratio. The QM Patch expires on July 1, 2021.
In December 2020, the CFPB finalized two new definitions of QM. One of these new QM definitions (the “New General QM Definition”) is intended to replace the underwriting focused approach of the Original QM Definition, including the 43% debt-to-income ratio limitation, with a new pricing-based approach to QM. Under the New General QM Definition, certain underwriting considerations are retained, but QM status generally is achieved if the loan is priced at no greater than 2.25% above the Average Prime Offer Rate (“APOR”). Loans priced at or less than 1.5% above APOR are subject to the QM Safe Harbor, while all other QM loans would receive the general rebuttable presumption that the loans met the ability to repay standard. Separately, the CFPB created another new QM definition (“Seasoned QM”) for first-lien, fixed-rate loans that meet certain performance requirements over a 36-month seasoning period and are held in the lender’s portfolio until the end of the seasoning period. Both new QM definitions became effective on March 1, 2021. The New General QM Definition originally had a mandatory compliance date of July 1, 2021, after which the Original QM Definition and QM Patch would no longer apply. The CFPB recently issued a rule delaying the mandatory compliance deadline for the New General QM Definition until October 1, 2022, thereby preserving the Original QM Definition and QM Patch until such date.
On April 8, 2021, the GSEs announced that for loan applications received on or after July 1, 2021 they will only purchase loans satisfying the New General QM Definition. As a result, even though the CFPB has delayed the mandatory compliance date for the New General QM Definition until October 1, 2022, for GSE-acquired loans with applications received on or after July 1, 2021, the QM Patch effectively will be limited to loans that satisfy the New General QM Definition. We expect that this decision by the GSEs will reduce the number of loans that otherwise would be designated QM compared to those receiving QM designation under the QM Patch, although not materially. For more information regarding the CFPB’s proposed New General QM Definition and the risks it may present for us, see “Item 1A. Risk Factors—A decrease in the volume of mortgage originations could result in fewer opportunities for us to write new mortgage insurance business and conduct our Real Estate business” in our 2020 Form 10-K.
Recent Company Developments
During the first quarter of 2021, the Company entered into a new 10b5-1 plan and resumed purchases of Radian Group common stock under its share repurchase program. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
In April 2021, Radian Guaranty entered into a fully collateralized reinsurance agreement with Eagle Re 2021-1 Ltd., which provides for up to $497.7 million of aggregate excess-of-loss reinsurance coverage for an existing portfolio of eligible mortgage insurance policies. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on this new agreement.
On May 4, 2021, Radian Group’s board of directors authorized an increase to the Company’s quarterly dividend from $0.125 to $0.14 per share, beginning with the dividend declared in the second quarter of 2021. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our dividend program.
Key Factors Affecting Our Results
The key factors affecting our results are discussed in our 2020 Form 10-K. There have been no material changes to these key factors.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mortgage Insurance Portfolio

Primary Insurance in Force (1)

Primary Insurance in Force ($ in billions)
$0
$100
$200
$238.9
$246.1
$241.6
March 31,
2021
December 31,
2020
March 31,
2020

		Insurance in Force as of:
	Vintage written in: ($ in billions)	March 31, 2021		December 31, 2020		March 31, 2020
¢	2021	$20.0	8.4%	$—	—%	$—	—%
¢	2020	92.3	38.6	98.8	40.2	16.6	6.9
¢	2019	37.5	15.7	44.6	18.1	64.4	26.6
¢	2018	19.9	8.3	23.5	9.5	39.2	16.2
¢	2017	18.0	7.5	21.2	8.6	35.1	14.5
¢	2016	15.0	6.3	17.5	7.1	27.5	11.4
¢	2009 - 2015	22.2	9.3	25.7	10.5	40.7	16.9
¢	2008 & Prior (2)	14.0	5.9	14.8	6.0	18.1	7.5
	Total	$238.9	100.0%	$246.1	100.0%	$241.6	100.0%

(1)Policy years represent the original policy years, and have not been adjusted to reflect subsequent refinancing activity under HARP.
(2)Adjusted to reflect subsequent refinancing activity under HARP, these percentages would decrease to 3.7%, 3.7% and 4.5% as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively.
New Insurance Written
A key component of our current business strategy is to write profitable NIW. We wrote $20.2 billion of primary new mortgage insurance in the three months ended March 31, 2021, compared to $16.7 billion of NIW in the three months ended March 31, 2020. As shown in the chart above, IIF decreased to $238.9 billion at March 31, 2021, from $246.1 billion at December 31, 2020, driven by a lower Persistency Rate, partially offset by our NIW for the first three months of 2021.
Our NIW increased by 20.7% for the three months ended March 31, 2021, compared to the same period in 2020, due to a strong mortgage origination market, including higher refinance activity aided by a historically low interest rate environment, and increased private mortgage insurance penetration rates. According to industry forecasts, total mortgage origination volume was higher for the three months ended March 31, 2021, as compared to the comparable period in 2020, due to both a strong purchase market and a nearly two times increase in refinance originations resulting from the low interest rate environment.
Although it is difficult to project future volumes, recent market projections for 2021 estimate total mortgage originations of approximately $3.5 trillion, which would represent a decline in the total annual mortgage origination market of 10-15% as compared to 2020, with a private mortgage insurance market of $550 to $600 billion. This outlook anticipates a significant decrease in refinance originations in the second half of 2021 resulting from expected increases in interest rates. While expectations for refinance volume vary, there is consensus around a large purchase market driven by increased home sales, which is a positive for mortgage insurers given the higher likelihood of purchase loans to utilize private mortgage insurance as compared to refinance loans. If refinance volume declines, we would expect the Persistency Rate for our portfolio to increase, benefiting the size of our Insurance in Force portfolio. See "Overview—COVID-19 Impacts” above and “Item 1A. Risk Factors” in our 2020 Form 10-K for more information.
NIW for direct Single Premiums include policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically after the loans

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
have been originated). The following table provides selected information as of and for the periods indicated related to our mortgage insurance NIW.

	Three Months Ended March 31,
($ in millions)	2021	2020
NIW	$20,161	$16,706
Primary risk written	$4,524	$3,900
Average coverage percentage	22.4%	23.3%

NIW by loan purpose:
Purchases	59.1%	66.2%
Refinances	40.9%	33.8%

NIW by premium type:
Direct Monthly and Other Recurring Premiums	90.2%	81.1%
Direct single premiums (1)	9.8	18.9
Total	100.0%	100.0%
Total borrower-paid	99.2%	96.7%

NIW by FICO Score: (2)
>=740	64.3%	65.7%
680-739	31.5%	31.1%
620-679	4.2%	3.2%

NIW by LTV:
95.01% and above	8.0%	9.9%
90.01% to 95.00%	31.6%	37.6%
85.01% to 90.00%	31.3%	30.3%
85.00% and below	29.1%	22.2%
(1)Borrower-paid Single Premium Policies were 9.4% and 16.5% of NIW for the three months ended March 31, 2021 and 2020, respectively. See “Item 1. Business—Regulation—GSE Requirements” in our 2020 Form 10-K for additional information.
(2)For loans with multiple borrowers, the percentage of NIW by FICO score represents the lowest of the borrowers’ FICO scores.
Insurance and Risk in Force
IIF at March 31, 2021 decreased 1% as compared to the same period last year, reflecting a 26.3% decline in Single Premium Policies in force, partially offset by an 8.7% increase in Monthly Premium Policies in force. Historically, there is a close correlation between interest rates and Persistency Rates. Lower interest rate environments generally increase refinancings, which increase the cancellation rate of our insurance and negatively affect our Persistency Rates. As shown in the table below, our Persistency Rate at March 31, 2021 declined as compared to the same period in 2020. The decline in our Persistency Rate and the related decline in our Single Premium Policies in force at March 31, 2021, were attributable to increased refinance activity resulting from historically low interest rates, which led to an increase in Single Premium Policy cancellations.
Our IIF is the primary driver of the future premiums that we expect to earn over time. Although not reflected in the current period financial statements, nor in our reported book value, we expect our IIF to generate substantial premiums in future periods, due to the high credit quality of our current mortgage insurance portfolio and its expected persistency over multiple years. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage—IIF and Related Drivers” in our 2020 Form 10-K for more information.
Our earnings in future periods are subject to elevated risks and uncertainties due to the potential impact of the unprecedented and continually evolving social and economic impacts associated with the current COVID-19 pandemic on the U.S. and global economies generally, and in particular on the U.S. housing, real estate and housing finance markets. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about the COVID-19

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
pandemic, which could have a material negative effect on the Company’s business, liquidity, results of operations and financial condition. See “Overview—COVID-19 Impacts” and, in our 2020 Form 10-K, “Item 1A. Risk Factors” for additional information.
Historical loan performance data indicates that credit scores and underwriting quality are key predictors of credit performance. As of March 31, 2021, substantially all of our total primary RIF is comprised of our portfolio of business written subsequent to 2008 and has consisted primarily of high credit quality loans with significantly better credit performance than loans originated during 2008 and prior periods. Although our actual and expected future losses on our portfolio written after 2008, together with refinancings under HARP, are significantly lower than those experienced on our NIW prior to and including 2008, the impact to our future losses from the COVID-19 pandemic, including from recent increases in and elevated levels of unemployment, which may be prolonged, is highly uncertain.
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
The following table provides selected information as of and for the periods indicated related to mortgage insurance IIF and RIF.

($ in millions)	March 31, 2021	December 31, 2020	March 31, 2020
Primary IIF	$238,921	$246,144	$241,586
Primary RIF	$58,508	$60,656	$60,923
Average coverage percentage	24.5%	24.6%	25.2%

Total primary RIF on defaulted loans	$2,910	$3,250	$1,001

Persistency Rate (12 months ended)	57.2%	61.2%	75.4%
Persistency Rate (quarterly, annualized) (1)	62.5%	60.4%	76.5%

Primary RIF by Premium Type:
Direct Monthly and Other Recurring Premiums	80.0%	79.1%	72.6%
Direct single premiums (2)	20.0	20.9	27.4
Total	100.0%	100.0%	100.0%
Total borrower-paid	87.3%	86.3%	79.7%

Primary RIF by FICO Score: (3)
>=740	57.2%	57.5%	57.2%
680-739	34.9%	34.6%	34.2%
620-679	7.3%	7.3%	8.0%
<=619	0.6%	0.6%	0.6%

Primary RIF by LTV:
95.01% and above	14.4%	14.4%	14.3%
90.01% to 95.00%	48.6%	49.3%	51.0%
85.01% to 90.00%	28.2%	28.0%	27.9%
85.00% and below	8.8%	8.3%	6.8%
(1)The Persistency Rate on a quarterly, annualized basis is calculated based on loan-level detail for the quarter ending as of the date shown. It may be impacted by seasonality or other factors, including the level of refinance activity during the applicable periods, and may not be indicative of full-year trends.
(2)Borrower-paid Single Premium Policies were 9.4%, 9.4% and 9.6% of primary RIF for the periods indicated.
(3)For loans with multiple borrowers, the percentage of primary RIF by FICO score represents the lowest of the borrowers’ FICO scores.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Risk Distribution
We use third-party reinsurance in our mortgage insurance business as part of our risk distribution strategy, including to manage our capital position and risk profile. When we enter into a reinsurance agreement, the reinsurer receives a premium and, in exchange, insures an agreed-upon portion of incurred losses. While these arrangements have the impact of reducing our earned premiums, they reduce our required capital and are expected to increase our return on required capital for the related policies. The impact of these programs on our financial results will vary depending on the level of ceded RIF, as well as the levels of prepayments and incurred losses on the reinsured portfolios, among other factors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage—Risk Distribution” and Note 8 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for more information about our reinsurance transactions.
The table below provides information about the amounts by which Radian Guaranty’s reinsurance programs reduced its Minimum Required Assets as of the dates indicated.

(In thousands)	March 31, 2021	December 31, 2020	March 31, 2020
PMIERs impact - reduction in Minimum Required Assets:
Excess-of-Loss Program	$673,957	$912,734	$1,066,464
Single Premium QSR Program	388,536	423,712	501,668
QSR Program	19,378	22,712	31,638
Total PMIERs impact	$1,081,871	$1,359,158	$1,599,770
Percentage of gross Minimum Required Assets	23.8%	28.8%	35.3%

Results of Operations—Consolidated
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three months ended March 31, 2021 and March 31, 2020 primarily reflect the financial results and performance of our two reportable business segments—Mortgage and Real Estate. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding modifications to our segment reporting in 2020, including for the wind down of our traditional appraisal business announced in the fourth quarter of 2020. All changes in 2020 to the composition of our reportable segments have been reflected in our segment operating results for all periods presented. See “Results of Operations—Mortgage” and “Results of Operations—Real Estate” for the operating results of these business segments for the three months ended March 31, 2021, compared to the same period in 2020.
In addition to the results of our operating segments, pretax income (loss) is also affected by those factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results” in our 2020 Form 10-K.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table highlights selected information related to our consolidated results of operations for the three months ended March 31, 2021 and 2020.

			Change
	Three Months Ended March 31,		Favorable (Unfavorable)
(In millions, except per-share amounts)	2021	2020	2021 vs. 2020
Pretax income	$161.2	$181.3	$(20.1)
Net income	125.6	140.5	(14.9)
Diluted net income per share	0.64	0.70	(0.06)
Book value per share at March 31,	22.14	20.30	1.84
Net premiums earned (1)	271.9	277.4	(5.5)
Services revenue (2)	22.9	31.9	(9.0)
Net investment income (1)	38.3	40.9	(2.6)
Net gains (losses) on investments and other financial instruments	(5.2)	(22.0)	16.8
Provision for losses (1)	46.1	36.0	(10.1)
Policy acquisition costs (1)	9.0	7.4	(1.6)
Cost of services (2)	20.2	22.1	1.9
Other operating expenses (3)	70.3	69.1	(1.2)
Interest expense (1)	21.1	12.2	(8.9)
Income tax provision	35.6	40.8	5.2
Adjusted pretax operating income (4)	167.3	204.6	(37.3)
Adjusted diluted net operating income per share (4)	0.68	0.80	(0.12)
Return on equity	11.8%	14.2%	(2.4)%
Adjusted net operating return on equity (4)	12.4%	16.3%	(3.9)%
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
(4)See “—Use of Non-GAAP Financial Measures” below.
Net Income. As discussed in more detail below, our net income for the three months ended March 31, 2021, decreased compared to the same period in 2020, reflecting: (i) an increase in provision for losses; (ii) a decrease in services revenue primarily related to the sale of Clayton; (iii) an increase in interest expense; and (iv) a decrease in net premiums earned. Partially offsetting these items was a decrease in net losses on investments and other financial instruments.
Diluted Net Income Per Share. The decrease in diluted net income per share for the three months ended March 31, 2021, compared to the same period in 2020, is primarily due to the decrease in net income, as discussed above.
Book Value Per Share. The decrease in book value per share from $22.36 at December 31, 2020, to $22.14 at March 31, 2021, is primarily due to: (i) a decrease of $0.77 per share due to unrealized losses in our available for sale securities, recorded in accumulated other comprehensive income and (ii) a $0.13 per share impact of dividends. Partially offsetting these items is our net income for the three months ended March 31, 2021.
Net Gains (Losses) on Investments and Other Financial Instruments. The decrease in net losses on investments and other financial instruments for the three months ended March 31, 2021, as compared to the same period in 2020, is primarily due to a decrease in net unrealized losses on our trading securities, partially offset by a decrease in net realized gains on our fixed-maturities available for sale. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on net gains (losses) on investments.
Income Tax Provision. Our income tax provision declined by $5.2 million for the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to lower pretax income in the first quarter of 2021. Our effective tax rate was 22.1% for the three months ended March 31, 2021, as compared to 22.5% for the same period in 2020. Our effective tax rate for the three months ended March 31, 2021 was higher than the statutory rate of 21% primarily due to permanent book-to-tax adjustments related to share-based compensation.
Return on Equity. The change in return on equity is primarily due to the decrease in net income for the three months ended March 31, 2021, as described above.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Use of Non-GAAP Financial Measures. In addition to the traditional GAAP financial measures, we have presented “adjusted pretax operating income (loss),” “adjusted diluted net operating income (loss) per share” and “adjusted net operating return on equity,” which are non-GAAP financial measures for the consolidated company, among our key performance indicators to evaluate our fundamental financial performance. These non-GAAP financial measures align with the way our business performance is evaluated by both management and by our board of directors. These measures have been established in order to increase transparency for the purposes of evaluating our operating trends and enabling more meaningful comparisons with our peers. Although on a consolidated basis “adjusted pretax operating income (loss),” “adjusted diluted net operating income (loss) per share” and “adjusted net operating return on equity” are non-GAAP financial measures, for the reasons discussed above we believe these measures aid in understanding the underlying performance of our operations.
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
Our senior management, including our Chief Executive Officer (Radian’s chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of the Company’s business segments and to allocate resources to the segments. See Note 4 of Notes to Consolidated Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated—Use of Non-GAAP Financial Measures” each in our 2020 Form 10-K for detailed information regarding items excluded from adjusted pretax operating income and the reasons for their treatment.
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

	Three Months Ended March 31,
(In thousands)	2021	2020
Consolidated pretax income	$161,189	$181,293
Less reconciling income (expense) items:
Net gains (losses) on investments and other financial instruments	(5,181)	(22,027)
Amortization and impairment of other acquired intangible assets	(862)	(979)
Impairment of other long-lived assets and other non-operating items	(84)	(300)
Total adjusted pretax operating income (1)	$167,316	$204,599
(1)Total adjusted pretax operating income on a consolidated basis consists of adjusted pretax operating income (loss) for our Mortgage segment, our Real Estate segment and All Other activities, as further detailed in Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.
Adjusted diluted net operating income (loss) per share is calculated by dividing (i) adjusted pretax operating income (loss) attributable to common stockholders, net of taxes computed using the Company’s statutory tax rate, by (ii) the sum of the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. The

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
following table provides a reconciliation of diluted net income (loss) per share to our non-GAAP financial measure for the consolidated company of adjusted diluted net operating income (loss) per share.

	Three Months Ended March 31,
(In thousands)	2021	2020
Diluted net income per share	$0.64	$0.70
Less per-share impact of reconciling income (expense) items:
Net gains (losses) on investments and other financial instruments	(0.03)	(0.11)
Income tax (provision) benefit on reconciling income (expense) items (1)	0.01	0.02
Difference between statutory and effective tax rates	(0.02)	(0.01)
Per-share impact of reconciling income (expense) items	(0.04)	(0.10)
Adjusted diluted net operating income per share (1)	$0.68	$0.80
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

	Three Months Ended March 31,
(In thousands)	2021	2020
Return on equity (1)	11.8%	14.2%
Less impact of reconciling income (expense) items: (2)
Net gains (losses) on investments and other financial instruments	(0.5)	(2.2)
Amortization and impairment of other acquired intangible assets	(0.1)	(0.1)
Income tax (provision) benefit on reconciling income (expense) items (3)	0.1	0.5
Difference between statutory and effective tax rates	(0.1)	(0.3)
Impact of reconciling income (expense) items	(0.6)	(2.1)
Adjusted net operating return on equity	12.4%	16.3%
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

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations—Mortgage
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table summarizes our Mortgage segment’s results of operations for the three months ended March 31, 2021 and 2020.

			Change
	Three Months Ended March 31,		Favorable (Unfavorable)
(In millions)	2021	2020	2021 vs. 2020
Adjusted pretax operating income (1) (2)	$174.3	$205.7	$(31.4)
Net premiums written	246.9	261.0	(14.1)
(Increase) decrease in unearned premiums	17.8	14.0	3.8
Net premiums earned	264.7	275.0	(10.3)
Services revenue	4.4	3.2	1.2
Net investment income	34.0	36.2	(2.2)
Provision for losses	45.9	35.2	(10.7)
Policy acquisition costs	9.0	7.4	(1.6)
Cost of services	3.2	1.8	(1.4)
Other operating expenses (2)	50.3	52.8	2.5
Interest expense	21.1	12.2	(8.9)
(1)Our senior management uses adjusted pretax operating income as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.
(2)Includes allocation of corporate operating expenses of $27.9 million for the three months ended March 31, 2021, and $29.2 million for the same period in 2020. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our allocation of corporate operating expenses to segments.
Adjusted Pretax Operating Income. Our Mortgage segment’s adjusted pretax operating income decreased for the three months ended March 31, 2021 compared to the same period in 2020, primarily reflecting: (i) an increase in provision for losses; (ii) a decrease in net premiums earned; and (iii) an increase in interest expense. See “—Net Premiums Written and Earned” and “—Provision for Losses” below for more information about our net premiums earned and provision for losses, respectively.
Net Premiums Written and Earned. Net premiums written for the three months ended March 31, 2021 decreased compared to the same period in 2020. The decrease in the three months ended March 31, 2021 reflects lower premium rates on our IIF portfolio compared to the same period in 2020, as well as a lower proportion of Single Premium Policies.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The table below provides additional information about the components of mortgage insurance net premiums earned for the periods indicated, including the effects of our reinsurance programs.

	Three Months Ended March 31,
(In thousands, except as otherwise indicated)	2021	2020
Net premiums earned:
Direct
Premiums earned, excluding revenue from cancellations	$256,905	$274,647
Single Premium Policy cancellations	38,510	24,133
Direct premiums	295,415	298,780
Assumed (1)	2,298	3,456
Ceded
Premiums earned, excluding revenue from cancellations	(25,373)	(28,609)
Single Premium Policy cancellations (2)	(11,109)	(7,183)
Profit commission—other (3)	3,433	8,555
Ceded premiums	(33,049)	(27,237)
Total net premiums earned	$264,664	$274,999

Direct premium yield (in basis points) (4)	42.7	46.1
Net premium yield (in basis points) (5)	43.7	45.6
Average primary IIF (in billions)	$242.5	$241.1
(1)Primarily includes premiums earned from our participation in certain credit risk transfer programs.
(2)Includes the impact of related profit commissions.
(3)Represents the profit commission on the Single Premium QSR Program, excluding the impact of Single Premium Policy cancellations.
(4)Calculated by dividing annualized direct premiums earned, including assumed revenue and excluding revenue from cancellations, by average primary IIF.
(5)Calculated by dividing annualized net premiums earned by average primary IIF.
Net premiums earned decreased for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to a decrease in premiums earned on our in-force Single Premium Policies and Monthly Premium Policies, partially offset by an increase in the impact, net of reinsurance, from Single Premium Policy cancellations related to increased refinance activity, as compared to the same period in 2020.
The level of mortgage prepayments affects the revenue ultimately produced by our mortgage insurance business and is influenced by the mix of business we write. We believe that writing a mix of Single Premium Policies and Monthly Premium Policies has the potential to moderate the overall impact on our results if actual prepayments are significantly different from expectations. However, the impact of this moderating effect is affected by the amount of reinsurance we obtain on portions of our portfolio, with the Single Premium QSR Program currently reducing the proportion of retained Single Premium Policies in our portfolio. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage—IIF and Related Drivers” in our 2020 Form 10-K for more information.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table provides information related to the premium impact of our reinsurance transactions. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our reinsurance programs.

	Three Months Ended March 31,
(In thousands)	2021	2020
Ceded premiums earned:
Single Premium QSR Program	$19,469	$16,384
Excess-of-Loss Program	12,154	8,405
QSR Program	1,319	2,328
Other	107	120
Total ceded premiums earned (1)	$33,049	$27,237
Percentage of total direct and assumed premiums earned	10.8%	9.0%
(1)Does not include the benefit from ceding commissions on our Single Premium QSR Programs, which are included in other operating expenses on the consolidated statement of operations. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Net Investment Income. Lower investment yields, partially offset by higher average investment balances, resulted in decreases in net investment income for the three months ended March 31, 2021, compared to the same period in 2020. Our higher average investment balances were a result of investing our positive cash flows from operations.
Provision for Losses. The following table details the financial impact of the significant components of our provision for losses for the periods indicated.

	Three Months Ended March 31,
(In millions, except reserve per new default)	2021	2020
Current period defaults (1)	$50.3	$41.2
Prior period defaults (2)	(4.5)	(5.9)
Second-lien mortgage loan premium deficiency reserve and other	0.1	(0.1)
Provision for losses	$45.9	$35.2
Loss ratio (3)	17.3%	12.8%
Reserve per new default (4)	$4,244	$4,137
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
Our mortgage insurance provision for losses for the three months ended March 31, 2021 increased by $10.7 million, as compared to the same period in 2020. Reserves established for new default notices were the primary driver of our total incurred losses for the three months ended March 31, 2021 and 2020. Current period new primary defaults increased for the three months ended March 31, 2021, compared to the same period in 2020, as shown below. The increases primarily relate to an increase in the number of new default notices as a result of the effects of the COVID-19 pandemic, primarily due to borrowers in forbearance programs. Our gross Default to Claim Rate assumption for new primary defaults was 8.0% at March 31, 2021, compared to 7.5% at March 31, 2020.
Our provision for losses during the three months ended March 31, 2021 benefited from favorable reserve development on prior period defaults, based on more favorable Cure activity than previously estimated. Despite the favorable observed trends, we made only modest adjustments to our reserve assumptions during the three months ended March 31, 2021 given the continued uncertainty of the potential impacts of the COVID-19 pandemic. See Notes 1 and 11 of Notes to Unaudited Condensed Consolidated Financial Statements and, in our 2020 Form 10-K, “Item 1A. Risk Factors” for additional information.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our primary default rate as a percentage of total insured loans at March 31, 2021 was 4.9% compared to 5.2% at December 31, 2020. The following table shows a rollforward of our primary loans in default.

	Three Months Ended March 31,
	2021	2020
Beginning default inventory	55,537	21,266
New defaults	11,851	9,960
Cures	(17,137)	(10,966)
Claims paid	(143)	(471)
Rescissions and Claim Denials, net of Reinstatements (1)	(2)	(8)
Ending default inventory	50,106	19,781
(1)Net of any previous Rescissions and Claim Denials that were reversed and reinstated during the period. Such reinstated Rescissions and Claim Denials may ultimately result in a paid claim.
The following tables show additional information about our primary loans in default as of the dates indicated.

	March 31, 2021
($ in thousands)	Total		Foreclosure Stage Defaulted Loans	Cure % During the 1st Quarter	Reserve for Losses	% of Reserve
Missed payments	#	%	#	%	$	%
Three payments or less	9,428	18.8%	47	37.9%	$77,756	9.2%
Four to eleven payments	25,174	50.3	167	21.0	370,454	44.0
Twelve payments or more	15,243	30.4	844	5.9	379,172	45.1
Pending claims	261	0.5	N/A	12.4	14,173	1.7
Total	50,106	100.0%	1,058		841,555	100.0%
IBNR and other					6,626
LAE					21,212
Total primary reserve					$869,393

	December 31, 2020
($ in thousands)	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
Missed payments	#	%	#	%	$	%
Three payments or less	12,504	22.5%	64	36.5%	$99,491	12.4%
Four to eleven payments	37,691	67.9	190	26.3	512,248	64.1
Twelve payments or more	5,067	9.1	861	5.4	172,161	21.5
Pending claims	275	0.5	N/A	8.2	15,614	2.0
Total	55,537	100.0%	1,115		799,514	100.0%
IBNR and other					9,966
LAE					20,172
Total primary reserve					$829,652
N/A – Not applicable
We develop our Default to Claim Rate estimates based primarily on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. Our gross Default to Claim Rate estimates are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans, as measured by the progress toward foreclosure sale and the number of months in default. See Note 11 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for additional details about our Default to Claim Rate assumptions.
Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was approximately 28% and 24% at March 31, 2021 and December 31, 2020, respectively. This increase was primarily due to a shift in the mix of defaults during the three months ended March 31, 2021, given the smaller proportion of loans with fewer missed payments. Our net Default to Claim Rate and loss reserve estimate incorporates our expectations with respect to future Rescissions, Claim Denials and Claim

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Curtailments. Our estimate of such net future Loss Mitigation Activities, inclusive of claim withdrawals, reduced our loss reserve as of March 31, 2021 and December 31, 2020 by $30.0 million and $29.1 million, respectively. These expectations are based primarily on recent claim withdrawal activity and our recent experience with respect to the number of claims that have been denied due to the policyholder’s failure to submit sufficient documentation to perfect a claim within the time period permitted under our Master Policies and also our recent experience with respect to the number of insurance certificates that have been rescinded due to fraud, underwriter negligence or other factors.
Our mortgage insurance total loss reserve as a percentage of our mortgage insurance total RIF was 1.5% and 1.4% at March 31, 2021 and December 31, 2020, respectively. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our reserves for losses and a reconciliation of our Mortgage segment’s beginning and ending reserves for losses and LAE.
We considered the sensitivity of our loss reserve estimates at March 31, 2021 by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point absolute change in primary Claim Severity for our primary insurance risk exposure (which we estimated to be 97.8% of our risk exposure at March 31, 2021, compared to 97.5% at December 31, 2020), we estimated that our total loss reserve at March 31, 2021 would change by approximately $8.6 million. Assuming the portfolio mix and all other factors remain constant, for every one percentage point absolute change in our primary net Default to Claim Rate, we estimated a $30.1 million change in our primary loss reserve at March 31, 2021.
Total mortgage insurance claims paid of $10.5 million for the three months ended March 31, 2021 decreased from claims paid of $23.4 million for the same respective period in 2020. The decrease in claims paid is primarily attributable to COVID-19-related forbearance plans and suspensions of foreclosure and evictions. Claims paid in both periods also include the impact of commutations and settlements. Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter, based on the rate that defaults cure and other factors (as described in “Item 1. Business—Mortgage Insurance—Defaults and Claims” in our 2020 Form 10-K) that make the timing of paid claims difficult to predict.
The following table shows net claims paid and average primary claim paid for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2021	2020
Net claims paid: (1)
Total primary claims paid	$6,611	$24,358
Total pool and other	(138)	(911)
Subtotal	6,473	23,447
Impact of commutations and settlements (2)	4,000	(56)
Total net claims paid	$10,473	$23,391

Total average net primary claim paid (1) (3)	$43.8	$50.3
Average direct primary claim paid (3) (4)	$45.5	$51.4
(1)Includes the impact of reinsurance recoveries and LAE.
(2)Includes payments to commute mortgage insurance coverage on certain performing and non-performing loans. For the period ended March 31, 2021, primarily includes payments made to settle certain previously disclosed legal proceedings.
(3)Calculated without giving effect to the impact of other commutations and settlements.
(4)Before reinsurance recoveries.
Other Operating Expenses. Other operating expenses for the three months ended March 31, 2021 decreased as compared to the same period in 2020, primarily due to: (i) a decrease in technology-related expenses and (ii) lower allocated corporate operating expenses, primarily driven by a decrease in travel and entertainment expenses.
Our expense ratio on a net premiums earned basis represents our Mortgage segment’s operating expenses (which include policy acquisition costs and other operating expenses, as well as allocated corporate operating expenses), expressed as a percentage of net premiums earned. Our expense ratio was 22.4% for the three months ended March 31, 2021, compared to 21.9% for the same period in 2020. The decrease in net premiums earned, as compared to the same period in the prior year, was the primary driver of the increase in the expense ratio.
Interest Expense. The increase in interest expense for the three months ended March 31, 2021, as compared to the same period in 2020, primarily reflects an increase in our senior notes outstanding in 2021 compared to 2020. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our senior notes.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations—Real Estate
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
As noted above in Results of Operations—Consolidated and as further discussed in Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements, we made certain modifications to our segment reporting in 2020. These changes to our reportable segments have been reflected in our Real Estate segment operating results for all periods presented. The following table summarizes our Real Estate segment’s results of operations for the three months ended March 31, 2021 and 2020.

			Change
	Three Months Ended March 31,		Favorable (Unfavorable)
(In millions)	2021	2020	2021 vs. 2020
Adjusted pretax operating income (loss) (1) (2)	$(10.5)	$(3.2)	$(7.3)
Net premiums earned	7.2	3.1	4.1
Services revenue	18.6	23.3	(4.7)
Cost of services	17.0	15.0	(2.0)
Other operating expenses (2)	18.9	13.9	(5.0)
(1)Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.
(2)Includes allocation of corporate operating expenses of $4.0 million for the three months ended March 31, 2021, and $3.4 million for the same period in 2020.
Adjusted Pretax Operating Income (Loss). Our Real Estate segment’s adjusted pretax operating loss for the three months ended March 31, 2021 was $10.5 million, compared to adjusted pretax operating loss of $3.2 million for the same period in 2020. The increase in our adjusted pretax operating loss for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily driven by: (i) declines in services revenue related to our asset management services and valuation services, including due to impacts related to the COVID-19 pandemic and (ii) continued strategic investments focused on our title and digital real estate businesses. Such investments contributed to an increase in total expenses, which was partially offset by increases in net premiums earned and services revenue attributable to our title services business.
Results of Operations—All Other
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
All Other activities include: (i) income (losses) from assets held by our holding company; (ii) related general corporate operating expenses not attributable or allocated to our reportable segments; (iii) for all periods prior to its sale in the first quarter of 2020, income and expenses related to Clayton; (iv) for all periods presented, the income and expenses related to our traditional appraisal services; and (v) certain other immaterial revenue and expense items. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table summarizes our All Other results of operations for the three months ended March 31, 2021 and 2020.

			Change
	Three Months Ended March 31,		Favorable (Unfavorable)
(In millions)	2021	2020	2021 vs. 2020
Adjusted pretax operating income (loss) (1)	$3.5	$2.1	$1.4
Services revenue	0.1	5.7	(5.6)
Net investment income	4.2	4.6	(0.4)
Cost of services	—	5.5	5.5
Other operating expenses	1.0	2.1	1.1
(1)Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Consolidated Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities.

	Three Months Ended March 31,
(In thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$153,029	$155,800
Investing activities	(81,938)	31,993
Financing activities	(41,474)	(222,142)
Increase (decrease) in cash and restricted cash	$29,617	$(34,349)
Operating Activities. Our most significant source of operating cash flows is from premiums received from our mortgage insurance policies, while our most significant uses of operating cash flows are for claims paid on our mortgage insurance policies and our operating expenses. Net cash provided by operating activities totaled $153.0 million for the three months ended March 31, 2021, a slight decrease compared to $155.8 million for the same period in 2020. This decrease was principally due to lower net premiums written, partially offset by a reduction in claims paid for the three months ended March 31, 2021.
Investing Activities. Net cash used in investing activities was $81.9 million for the three months ended March 31, 2021, compared to $32.0 million provided by investing activities for the same period in 2020. This change was primarily the result of an increase in purchases, net of proceeds from sales, of both fixed-maturity investments available for sale and equity securities, partially offset by a decrease in purchases of short-term investments.
Financing Activities. Net cash used in financing activities decreased for the three months ended March 31, 2021, compared to net cash used in financing activities during the same period in 2020. For the three months ended March 31, 2021, our primary financing activities included a decrease in repurchases of common shares partially offset by an increase in net repayments of secured borrowings. See Notes 12 and 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our secured borrowings and share repurchases, respectively.
See “Item 1. Financial Statements (Unaudited)—Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.
Liquidity Analysis—Holding Company
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. At March 31, 2021, Radian Group had available, either directly or through unregulated subsidiaries, unrestricted cash and liquid investments of $1.0 billion. Available liquidity at March 31, 2021 excludes certain additional cash and liquid investments that have been advanced to Radian Group from its subsidiaries to pay for corporate expenses and interest payments. Total liquidity, which includes our undrawn $267.5 million unsecured revolving credit facility, as described below, was $1.3 billion as of March 31, 2021.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
During the three months ended March 31, 2021, Radian Group’s available liquidity decreased by $78.4 million, primarily due to payments for dividends and share repurchases, as described below, as well as the impact of unrealized losses on investments.
In addition to available cash and marketable securities, Radian Group’s principal sources of cash to fund future liquidity needs include: (i) payments made to Radian Group by its subsidiaries under expense- and tax-sharing arrangements; (ii) net investment income earned on its cash and marketable securities; (iii) to the extent available, dividends or other distributions from its subsidiaries; and (iv) amounts, if any, that Radian Guaranty is able to repay under the Surplus Notes. Radian Group also has in place a $267.5 million unsecured revolving credit facility with a syndicate of bank lenders, which has a maturity date of January 18, 2022. Subject to certain limitations, borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to our insurance and reinsurance subsidiaries as well as growth initiatives. At March 31, 2021, the full $267.5 million remains undrawn and available under the facility. See Note 12 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for additional information on the unsecured revolving credit facility.
We expect Radian Group’s principal liquidity demands for the next 12 months to be: (i) the payment of corporate expenses, including taxes; (ii) interest payments on our outstanding debt obligations; (iii) subject to approval by our board of directors and our ongoing assessment of our financial condition, the payment of quarterly dividends on our common stock, which we recently increased from $0.125 to $0.14 per share; and (iv) the potential continued repurchases of shares of our common stock pursuant to the current share repurchase authorization, as described below, for which $190.2 million in authorization remains outstanding.
In addition to our ongoing short-term liquidity needs discussed above, our most significant need for liquidity beyond the next 12 months is the repayment of $1.4 billion aggregate principal amount of our senior debt due in future years. See “—Capitalization—Holding Company” below for details of our debt maturity profile. Radian Group’s liquidity demands for the next 12 months or in future periods could also include: (i) early repurchases or redemptions of portions of our debt obligations; (ii) potential additional investments to support our business strategy; and (iii) potential additional capital contributions to its subsidiaries, including due to the continuing impact that the COVID-19 pandemic could have on the liquidity, results of operations and financial condition of Radian Group and its subsidiaries. In our 2020 Form 10-K, see “Item 1A. Risk Factors,” including “—Radian Group’s sources of liquidity may be insufficient to fund its obligations” and “—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” for additional discussion about the elevated risks and uncertainties associated with the COVID-19 pandemic and the potential impact to Radian Guaranty’s Minimum Required Assets. See also Notes 1 and 16 of Notes to Unaudited Condensed Consolidated Financial Statements and “Overview—COVID-19 Impacts” for further information.
If Radian Group’s current sources of liquidity are insufficient to fund its obligations, or if we otherwise decide to increase our liquidity position, Radian Group may seek additional capital, including by incurring additional debt, issuing additional equity, or selling assets, which we may not be able to do on favorable terms, if at all.
Share Repurchases. During the three months ended March 31, 2021, the Company repurchased 413 thousand shares of Radian Group common stock under programs authorized by Radian Group’s board of directors, at a total cost of $8.6 million, including commissions. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase programs.
Dividends and Dividend Equivalents. Throughout 2020, and for the first quarter of 2021, our quarterly common stock dividend was $0.125 per share. Effective May 4, 2021, Radian Group’s board of directors authorized an increase to the Company’s quarterly dividend to $0.14 per share. Based on our current outstanding shares of common stock and restricted stock units, we would require approximately $108 million in the aggregate to pay dividends and dividend equivalents for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. The declaration and payment of future quarterly dividends remains subject to the board of directors’ determination.
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding debt obligations. Corporate expenses and interest expense on Radian Group’s debt obligations allocated under these arrangements during the three months ended March 31, 2021 of $31.9 million and $20.7 million, respectively, were substantially all reimbursed by its subsidiaries. We expect substantially all of our holding company expenses to continue to be reimbursed by our subsidiaries under our expense-sharing arrangements. The expense-sharing arrangements between Radian Group and its mortgage insurance subsidiaries, as amended, have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.
Taxes. Pursuant to our tax-sharing agreements, our operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if they were not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may pay to or receive from its operating subsidiaries amounts that differ from Radian Group’s consolidated federal tax payment obligation. During the

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
three months ended March 31, 2021, Radian Group did not receive any tax-sharing agreement payments from its operating subsidiaries.
Capitalization—Holding Company
The following table presents our holding company capital structure.

(In thousands)	March 31, 2021	December 31, 2020
Debt:
Senior Notes due 2024	$450,000	$450,000
Senior Notes due 2025	525,000	525,000
Senior Notes due 2027	450,000	450,000
Deferred debt costs on senior notes	(18,397)	(19,326)
Revolving credit facility	—	—
Total	1,406,603	1,405,674
Stockholders’ equity	4,235,292	4,284,353
Total capitalization	$5,641,895	$5,690,027
Debt-to-capital ratio	24.9%	24.7%
Stockholders’ equity decreased by $49.1 million from December 31, 2020 to March 31, 2021. The net decrease in stockholders’ equity for the three months ended March 31, 2021 resulted primarily from unrealized losses on investments of $147.0 million, and dividends of $24.5 million, partially offset by our net income of $125.6 million.
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
Mortgage
The principal demands for liquidity in our Mortgage business currently include: (i) the payment of claims and potential claim settlement transactions, net of reinsurance; (ii) expenses (including those allocated from Radian Group); (iii) repayments of FHLB advances; (iv) interest expense and repayments, if any, associated with the Surplus Notes; and (v) taxes, including potential additional purchases of U.S. Mortgage Guaranty Tax and Loss Bonds. See Notes 10 and 16 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for additional information related to these non-interest bearing instruments.
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
As of March 31, 2021, our mortgage insurance subsidiaries maintained claims paying resources of $5.4 billion on a statutory basis, which consists of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves. In addition, our reinsurance programs are designed to provide additional claims-paying resources during times of economic stress and elevated losses. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Radian Guaranty’s Risk-to-capital as of March 31, 2021 was 11.9 to 1. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form. At March 31, 2021, Radian Guaranty had statutory policyholders’ surplus of $526.9 million. This balance includes a $210.9 million benefit from U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury, which mortgage guaranty insurers such as

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Radian Guaranty may purchase in order to be eligible for a tax deduction, subject to certain limitations, related to amounts required to be set aside in statutory contingency reserves. See Note 16 of Notes to Consolidated Financial Statements, “Overview—COVID-19 Impacts” and “Item 1A. Risk Factors” in our 2020 Form 10-K for more information about these bonds and the risks associated with potential corporate tax rate increases, our statutory and PMIERs requirements and the potential effects of increased defaults due to the COVID-19 pandemic.
Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. Radian Guaranty currently is an approved mortgage insurer under the PMIERs. At March 31, 2021, Radian Guaranty’s Available Assets under the current PMIERs financial requirements totaled approximately $4.9 billion, resulting in a PMIERs Cushion of $1.5 billion, or 42%, over its Minimum Required Assets.
The following chart summarizes our PMIERs Cushion and Radian’s excess available resources as of March 31, 2021, December 31, 2020 and March 31, 2020, calculated based on the PMIERs financial requirements in effect for each date shown.

PMIERs Excess Available Resources

$3,000
$2,000
$1,000
$0
Value ($ in millions)
$2,708
$2,674
$2,010
March 31, 2021
December 31, 2020
March 31, 2020

	$ in millions (1)	March 31, 2021		December 31, 2020		March 31, 2020
¢	Credit Facility	$268	8%	$268	8%	$268	9%
¢	Radian Group Liquidity, Net (2)	989	29	1,068	32	613	21
¢	PMIERs Cushion (3)	1,451	42	1,338	40	1,129	38
	Total	$2,708	79%	$2,674	80%	$2,010	68%

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
Our PMIERs Cushion at March 31, 2021, includes a benefit from the application of the Disaster Related Capital Charge that has reduced the total amount of Minimum Required Assets that Radian Guaranty otherwise would have been required to hold against pandemic-related defaults by approximately $580 million as of March 31, 2021, taking into consideration our risk distribution structures in effect as of that date. We expect that application of the Disaster Related Capital Charge will continue to materially reduce Radian Guaranty’s PMIERs Minimum Required Assets for the foreseeable future, but will diminish over time.
Notwithstanding the continued application of the Disaster Related Capital Charge, the total amount of Minimum Required Assets we may be required to hold against defaulted loans will increase over time, because the 0.30 multiplier is applied to a higher base factor for the defaulting loans (including those in forbearance) as they age, with increases taking place upon four, six and 12 missed monthly payments. Additionally, given the lack of an expiration date under the CARES Act, it is difficult to estimate how long the GSEs may continue to offer COVID-19 forbearance programs for new defaults. It is also difficult to assess how long the GSEs may continue to apply the COVID-19 Amendment to loans in a COVID-19 related forbearance program. As described above, the COVID-19 Crisis Period expired March 31, 2021. See “Item 1. Business—Regulation—Federal Regulation—GSE Requirements” in our 2020 Form 10-K for more information about the Disaster Related Capital Charge, and for further information, including on the expiration of the COVID-19 Crisis Period, see “Overview—Legislative and Regulatory Developments—COVID-19 Amendment to PMIERs.”
Our PMIERs Cushion as of March 31, 2021 includes the benefit from our reinsurance agreements entered with the Eagle Re Insurers through March 31, 2021. In April 2021, Radian Guaranty entered into a fully collateralized reinsurance agreement with Eagle Re 2021-1 Ltd. that will reduce Radian Guaranty’s net RIF by $479 million, and is expected to reduce capital required to be held at Radian Guaranty by reducing the PMIERs Minimum Required Assets by substantially the same amount. This expected growth in PMIERs excess available resources has not been reflected in the information provided above. After

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
consideration of the reinsurance agreement with Eagle Re 2021-1 Ltd., Radian Guaranty’s excess of Available Assets over its Minimum Required Assets under PMIERs would have increased from 42% to 64%. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on this new agreement.
In addition to the PMIERs Cushion held at Radian Guaranty, our excess available resources include our unsecured revolving credit facility and holding company liquidity. While these resources may be utilized to enhance Radian Guaranty’s PMIERs Cushion, the impact of the COVID-19 pandemic could affect our ability to remain compliant with the PMIERs financial requirements as the increase in defaults and resulting increase to our Minimum Required Assets could reduce or potentially exhaust our PMIERs Cushion or exceed our Available Assets. See “Item 1A. Risk Factors” in our 2020 Form 10-K for additional information.
Even though they hold assets in excess of the minimum statutory capital thresholds and PMIERs financial requirements, the ability of Radian’s mortgage insurance subsidiaries to pay dividends on their common stock is restricted by certain provisions of the insurance laws of Pennsylvania, their state of domicile. In light of Radian Guaranty’s negative unassigned surplus related to operating losses in prior periods, the ongoing need to set aside contingency reserves, and the current ongoing economic uncertainty related to the COVID-19 pandemic, which increased losses in 2020 and could further increase losses in future periods, we do not anticipate that Radian Guaranty will be permitted under applicable insurance laws to pay dividends or other distributions for the foreseeable future without prior approval from the Pennsylvania Insurance Department. Under Pennsylvania’s insurance laws, an insurer must obtain the Pennsylvania Insurance Department’s approval to pay an Extraordinary Distribution. Radian Guaranty sought and received such approval to return capital by paying Extraordinary Distributions to Radian Group in 2019 and 2018. See Note 16 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for additional information on our Extraordinary Distributions, statutory dividend restrictions and contingency reserve requirements.
Radian Guaranty and Radian Reinsurance are both members of the FHLB. As members, they may borrow from the FHLB, subject to certain conditions, which include requirements to post collateral and to maintain a minimum investment in FHLB stock. Advances from the FHLB may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing for general cash management purposes and for purchases of additional investment securities that have similar durations, for the purpose of generating additional earnings from our investment securities portfolio with limited incremental risk. As of March 31, 2021, there were $138.8 million of FHLB advances outstanding. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Real Estate
As of March 31, 2021, our Real Estate segment maintained cash and liquid investments totaling $58.6 million, primarily held by Radian Title Insurance.
Title insurance companies, including Radian Title Insurance, are subject to comprehensive state regulations, including minimum net worth requirements. Radian Title Insurance was in compliance with all of its minimum net worth requirements at March 31, 2021. In the event the cash flows from operations of the Real Estate segment are not adequate to fund all of its needs, including the regulatory capital needs of Radian Title Insurance, Radian Group may provide additional funds to the Real Estate segment in the form of an intercompany note or other capital contribution, and if needed for Radian Title Insurance subject to the approval of the Ohio Department of Insurance. Additional capital support may also be required for potential investments in new business initiatives to support our strategy of growing our businesses.
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
Ratings
Radian Group, Radian Guaranty, Radian Reinsurance and Radian Title Insurance have been assigned the ratings set forth in the chart below. We believe that ratings often are considered by others in assessing our credit strength and the financial strength of our primary insurance subsidiaries. The following ratings have been independently assigned by third-party statistical rating organizations, are for informational purposes only and are subject to change. See “Item 1A. Risk Factors—The current financial strength ratings assigned to our mortgage insurance subsidiaries could weaken our competitive position

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
and potential downgrades by rating agencies to these ratings and the ratings assigned to Radian Group could adversely affect the Company” in our 2020 Form 10-K.

	Moody’s (1)	S&P (2)	Fitch (3)	Demotech (4)
Radian Group	Ba1	BB+	BBB-	N/A
Radian Guaranty	Baa1	BBB+	A-	N/A
Radian Reinsurance	N/A	BBB+	N/A	N/A
Radian Title Insurance	N/A	N/A	N/A	A
(1)Based on the July 14, 2020 update, Moody’s outlook for Radian Group and Radian Guaranty currently is Stable.
(2)Based on the April 28, 2021 update, S&P’s outlook for Radian Group, Radian Guaranty and Radian Reinsurance is currently Stable.
(3)Based on the May 3, 2021 release, Fitch’s outlook for Radian Group and Radian Guaranty is currently Stable.
(4)Based on the March 12, 2021 release, Demotech’s outlook for Radian Title Insurance is currently Exceptional.
Critical Accounting Estimates
As of the filing date of this report, there were no significant changes in our critical accounting estimates from those discussed in our 2020 Form 10-K. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for accounting pronouncements issued but not yet adopted that may impact the Company’s consolidated financial position, earnings, cash flows or disclosures.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in market conditions. Examples of market risk include changes in interest rates, credit spreads, foreign currency exchange rates and equity prices. We regularly analyze our exposure to interest-rate risk and credit-spread risk and have determined that the fair value of our investments is materially exposed to changes in both interest rates and credit spreads. See “Item 1A. Risk Factors—Our success depends, in part, on our ability to manage risks in our investment portfolio” in our 2020 Form 10-K.
Our market risk exposures at March 31, 2021 have not materially changed from those identified in our 2020
Form 10-K.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2021, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
During the three-month period ended March 31, 2021, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Glossary
PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
We are routinely involved in a number of legal actions and proceedings, including reviews, audits and inquiries by various regulatory entities, as well as litigation and other disputes arising in the ordinary course of our business. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding legal and regulatory matters and proceedings.
Item 1A.    Risk Factors
There have been no material changes to our risk factors from those previously disclosed in our 2020 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuance of Unregistered Securities
During the three months ended March 31, 2021, no equity securities of Radian Group were sold that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended March 31, 2021.

($ in thousands, except per-share amounts) Share repurchase program	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
Period:
1/1/2021 to 1/31/2021	—	$—	—	$198,860
2/1/2021 to 2/28/2021	—	—	—	198,860
3/1/2021 to 3/31/2021	423,893	20.93	413,141	190,229
Total	423,893		413,141
(1)Includes 10,752 shares tendered by employees as payment of taxes withheld on the vesting of certain restricted stock awards granted under the Company’s equity compensation plans.
(2)On August 14, 2019, Radian Group’s board of directors approved a share repurchase program that authorizes the Company to spend up to $200 million to repurchase Radian Group common stock. On February 13, 2020, Radian Group’s board of directors authorized a $275 million increase in this program, bringing the total authorization to repurchase shares up to $475 million, excluding commissions. During the three months ended March 31, 2021, the Company entered into a new 10b5-1 plan and resumed purchases under this program which had been temporarily suspended in March 2020 in response to the COVID-19 pandemic. During the three months ended March 31, 2021, the Company purchased 413,141 shares at an average price of $20.91, including commissions, under this share repurchase program which expires on August 31, 2021. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase programs.

Glossary
Item 6. Exhibits

Exhibit Number	Exhibit

+10.1	Amendment 2021-1 to Employment Agreement, dated as of March 26, 2021, between the Registrant and Richard G. Thornberry
+10.2	Radian Group Inc. Equity Compensation Plan (Amended and Restated as of May 10, 2017 and May 13, 2020)
*31	Rule 13a - 14(a) Certifications
**32	Section 1350 Certifications
*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)
*    Filed herewith.
**    Furnished herewith.
+ Management contract, compensatory plan or arrangement.

Glossary
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date:	May 7, 2021	/s/ J. FRANKLIN HALL
J. Franklin Hall
Senior Executive Vice President, Chief Financial Officer

/s/ ROBERT J. QUIGLEY
Robert J. Quigley
Executive Vice President, Controller and Chief Accounting Officer