Form 10-Q
period 2021-06-30
RADIAN GROUP INC
filed 2021-08-06
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 185,557,493 shares of common stock, $0.001 par value per share, outstanding on August 4, 2021.

Glossary of Abbreviations and Acronyms
The following list defines various abbreviations and acronyms used throughout this report, including the Condensed Consolidated Financial Statements, the Notes to Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Term	Definition
2020 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021
2014 Master Policy	Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which became effective October 1, 2014
2020 Master Policy	Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which became effective March 1, 2020
2016 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in the first quarter of 2016 and subsequently amended in the fourth quarter of 2017
2018 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in October 2017 to cede a portion of Single Premium NIW beginning January 1, 2018
2020 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in January 2020 to cede a portion of Single Premium NIW beginning January 1, 2020
2017 Surplus Note	The $100 million 0.0% intercompany surplus note issued by Radian Guaranty to Radian Group, due December 31, 2027
2020 Surplus Note	The $200 million 3.0% intercompany surplus note issued by Radian Guaranty to Radian Group, which was initially due January 31, 2030 but was converted to contributed surplus effective April 1, 2021
ABS	Asset-backed securities
All Other	Radian’s non-reportable operating segments and other business activities, including: (i) income (losses) from assets held by our holding company; (ii) related general corporate operating expenses not attributable or allocated to our reportable segments; (iii) for all periods prior to its sale in the first quarter of 2020, income and expenses related to Clayton; (iv) for all periods presented, the income and expenses related to our traditional appraisal services; and (v) certain other immaterial revenue and expense items
ASU	Accounting Standards Update, issued by the FASB to communicate changes to GAAP
Available Assets	As defined in the PMIERs, assets primarily including the most liquid assets of a mortgage insurer, and reduced by, among other items, premiums received but not yet earned and reinsurance funds withheld
CARES Act	Coronavirus Aid, Relief, and Economic Security Act signed into law on March 27, 2020
Claim Curtailment	Our legal right, under certain conditions, to reduce the amount of a claim, including due to servicer negligence
Claim Denial	Our legal right, under certain conditions, to deny a claim
Claim Severity	The total claim amount paid divided by the original coverage amount
Clayton	Clayton Services LLC, a former indirect subsidiary of Radian Group that was sold on January 21, 2020, through which we provided services related to loan acquisition, RMBS securitization and distressed asset reviews and servicer and loan surveillance
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
COVID-19	The novel coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
COVID-19 Amendment	Amendment to the PMIERs effective June 30, 2020, primarily to recognize the COVID-19 pandemic as a nationwide “FEMA Declared Major Disaster” and to set forth guidelines on the application of the Disaster Related Capital Charge to COVID-19 Defaulted Loans
COVID-19 Crisis Period	Time period extending from March 1, 2020 to March 31, 2021

Term	Definition
COVID-19 Defaulted Loans	All non-performing loans that either: (i) have an Initial Missed Payment occurring during the COVID-19 Crisis Period or (ii) are subject to a forbearance plan granted in response to a financial hardship related to COVID-19 (which is assumed under the COVID-19 Amendment to be the case for any loan that has an Initial Missed Payment occurring during the COVID-19 Crisis Period and is subject to a forbearance plan), the terms of which are materially consistent with the terms of forbearance plans offered by the GSEs
Cures	Loans that were in default as of the beginning of a period and are no longer in default because payments were received such that the loan is no longer 60 or more days past due
Default to Claim Rate	The percentage of defaulted loans that are assumed to result in a claim
Demotech	Demotech, Inc.
Disaster Related Capital Charge	Under the PMIERs, multiplier of 0.30 applied to the required asset amount factor for each non-performing loan: (i) backed by a property located in a FEMA Designated Area and (ii) either subject to a certain forbearance plan or with an initial default date occurring within a certain timeframe
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended
Eagle Re Issuer(s)	A group of unaffiliated special purpose insurers (VIEs) domiciled in Bermuda, comprising Eagle Re 2018-1 Ltd., Eagle Re 2019-1 Ltd., Eagle Re 2020-1 Ltd., Eagle Re 2020-2 Ltd., and/or Eagle Re 2021-1 Ltd., which provide reinsurance coverage under Radian Guaranty’s Excess-of-Loss Program.
Excess-of-Loss Program	The credit risk protection obtained by Radian Guaranty in the form of excess-of-loss reinsurance, which indemnifies the ceding company against loss in excess of a specific agreed limit, up to a specified sum. The program includes reinsurance agreements with the Eagle Re Issuers in connection with various issuances of mortgage insurance-linked notes. The program also includes a separate agreement with a third-party reinsurer, representing a pro rata share of the credit risk alongside the risk assumed by Eagle Re 2018-1 Ltd., an Eagle Re Issuer.
Exchange Act	Securities Exchange Act of 1934, as amended
Extraordinary Distribution	A dividend or distribution of capital that is required to be approved by an insurance company’s primary regulator that is greater than would be permitted as an ordinary distribution (which does not require regulatory approval)
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FEMA	Federal Emergency Management Agency, an agency of the U.S. Department of Homeland Security
FEMA Designated Area	Generally, an area that has been subject to a disaster, designated by FEMA as an individual assistance disaster area for the purpose of determining eligibility for various forms of federal assistance
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
FICO	Fair Isaac Corporation (“FICO”) credit scores, for Radian’s portfolio statistics, represent the borrower’s credit score at origination and, in circumstances where there are multiple borrowers, the lowest of the borrowers’ FICO scores is utilized
Fitch	Fitch Ratings, Inc.
Foreclosure Stage Default	The Stage of Default of a loan in which a foreclosure sale has been scheduled or held
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	Generally accepted accounting principles in the U.S., as amended from time to time
GSE(s)	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
HARP	Home Affordable Refinance Program
homegenius	Radian’s business segment (formerly known as “Real Estate”) that offers a broad array of title, valuation, asset management, SaaS and other real estate services to mortgage lenders, mortgage and real estate investors, GSEs, real estate brokers and agents
IBNR	Losses incurred but not reported
IIF	Insurance in force, equal to the aggregate unpaid principal balances of the underlying loans

Term	Definition
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

LAE	Loss adjustment expenses, which include the cost of investigating and adjusting losses and paying claims
LIBOR	London Inter-bank Offered Rate
Loss Mitigation Activity/Activities	Activities such as Rescissions, Claim Denials, Claim Curtailments and cancellations
LTV	Loan-to-value ratio, calculated as the ratio of the original loan amount to the original value of the property, expressed as a percentage
Master Policies	The Prior Master Policy, the 2014 Master Policy, and the 2020 Master Policy, together
Minimum Required Asset(s)	A risk-based minimum required asset amount, as defined in the PMIERs, calculated based on net RIF (RIF, net of credits permitted for reinsurance) and a variety of measures related to expected credit performance and other factors, including the impact of the Disaster Related Capital Charge
Model Act	Mortgage Guaranty Insurance Model Act, as issued by the National Association of Insurance Commissioners to establish minimum capital and surplus requirements for mortgage insurers
Monthly and Other Recurring Premiums (or Recurring Premium Policies)	Insurance premiums or policies, respectively, where premiums are paid on a monthly or other installment basis, in contrast to Single Premium Policies
Monthly Premium Policies	Insurance policies where premiums are paid on a monthly installment basis
Moody’s	Moody’s Investors Service
Mortgage	Radian’s mortgage insurance and risk services business segment, which provides credit-related insurance coverage, principally through private mortgage insurance on residential first-lien mortgage loans, as well as other credit risk management, contract underwriting and fulfillment solutions, to mortgage lending institutions and mortgage credit investors
MPP Requirement	Certain states’ statutory or regulatory risk-based capital requirement that the mortgage insurer must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels
NIW	New insurance written, representing the aggregate original principal amount of the mortgages underlying the Primary Mortgage Insurance
NOL	Net operating loss; for tax purposes, accumulated during years a company reported more tax deductions than taxable income. NOLs may be carried back or carried forward a certain number of years, depending on various factors which can reduce a company’s tax liability.
Persistency Rate	The percentage of IIF that remains in force over a period of time
PMIERs	Private Mortgage Insurer Eligibility Requirements issued by the GSEs under oversight of the FHFA to set forth requirements an approved insurer must meet and maintain to provide mortgage guaranty insurance on loans acquired by the GSEs. The current PMIERs requirements, sometimes referred to as PMIERs 2.0, incorporate the most recent revisions to the PMIERs that became effective on March 31, 2019.
PMIERs Cushion	Under PMIERs, Radian Guaranty's excess of Available Assets over Minimum Required Assets
Pool Mortgage Insurance	Insurance that provides a lender or investor protection against default on a group or “pool” of mortgages, rather than on an individual mortgage loan basis, generally subject to an aggregate exposure limit, or “stop loss,” and/or deductible applied to the initial aggregate loan balance of the entire pool, pursuant to the terms of the applicable insurance agreement
Primary Mortgage Insurance	Insurance that provides a lender or investor protection against default on an individual mortgage loan basis, at a specified coverage percentage for each loan, pursuant to the terms of the applicable Master Policy
Prior Master Policy	Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which was in effect prior to the effective date of the 2014 Master Policy
QM	Qualified mortgage; a mortgage that possesses certain low-risk characteristics that enable it to qualify for lender protection under the ability to repay rule instituted by the Dodd-Frank Act

Term	Definition
QSR Program	The quota share reinsurance agreements entered into with a third-party reinsurance provider in the second and fourth quarters of 2012, collectively
Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Group	Radian Group Inc., our insurance holding company
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group and our approved insurer under the PMIERs, through which we provide mortgage insurance products and services
Radian Reinsurance	Radian Reinsurance Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group, through which we provide mortgage credit risk insurance and reinsurance, including through participation in credit risk transactions issued by the GSEs
Radian Title Insurance	Radian Title Insurance Inc., an Ohio domiciled insurance company and an indirect subsidiary of Radian Group, through which we offer title insurance
RBC States	Risk-based capital states, which are those states that currently impose a statutory or regulatory risk-based capital requirement
Rescission	Our legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies if we determine that a loan did not qualify for insurance
RIF	Risk in force; for Primary Mortgage Insurance, RIF is equal to the underlying loan unpaid principal balance multiplied by the insurance coverage percentage, whereas for Pool Mortgage Insurance, it represents the remaining exposure under the agreements
Risk-to-capital	Under certain state regulations, a maximum ratio of net RIF calculated relative to the level of statutory capital
RMBS	Residential mortgage-backed securities
S&P	Standard & Poor’s Financial Services LLC
SaaS	Software-as-a-Service
SAP	Statutory accounting principles and practices, including those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes due 2024	Our 4.500% unsecured senior notes due October 2024 ($450 million original principal amount)
Senior Notes due 2025	Our 6.625% unsecured senior notes due March 2025 ($525 million original principal amount)
Senior Notes due 2027	Our 4.875% unsecured senior notes due March 2027 ($450 million original principal amount)
Single Premium NIW	NIW on Single Premium Policies
Single Premium Policy / Policies	Insurance policies where premiums are paid in a single payment, which includes policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically shortly after the loans have been originated)
Single Premium QSR Program	The 2016 Single Premium QSR Agreement, the 2018 Single Premium QSR Agreement and the 2020 Single Premium QSR Agreement, collectively
SOFR	Secured Overnight Financing Rate
Stage of Default	The stage a loan is in relative to the foreclosure process, based on whether a foreclosure sale has been scheduled or held
Statutory RBC Requirement	Risk-based capital requirement imposed by the RBC States, requiring a minimum surplus level and, in certain states, a minimum ratio of statutory capital relative to the level of risk
Time in Default	The time period from the point a loan reaches default status (based on the month the default occurred) to the current reporting date
VIE	Variable interest entity

Glossary
Cautionary Note Regarding Forward-Looking Statements
—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events, including management’s current views regarding the likely impacts of the COVID-19 pandemic. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us, particularly those associated with the COVID-19 pandemic, which has had wide-ranging and continually evolving effects. The forward-looking statements are not guarantees of future performance, and the forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:
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
■the effects of the Enterprise Regulatory Capital Framework which was finalized by the FHFA in December 2020 and which, among other things, increases the capital requirements for the GSEs and reduces the credit they receive for risk transfer, which could impact their operations and pricing as well as the size of the insurable mortgage insurance market, and which may form the basis for future versions of the PMIERs;
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
■our ability to successfully execute and implement our business plans and strategies, including plans and strategies that require GSE and/or regulatory approvals and licenses or are subject to complex compliance requirements that we may be unable to satisfy, or that may expose us to new risks including those that could impact our capital and liquidity positions;
■uncertainty from the upcoming discontinuance of LIBOR and transition to one or more alternative benchmarks that could cause interest rate volatility and, among other things, impact our investment portfolio, cost of debt and cost of reinsurance through mortgage insurance-linked notes transactions;
■any disruption in the servicing of mortgages covered by our insurance policies, as well as poor servicer performance, which could be impacted by the burdens placed on many servicers due to the COVID-19 pandemic;
■a decrease in the Persistency Rates of our mortgage insurance on Monthly Premium Policies;

Glossary
■competition in the private mortgage insurance industry generally, and more specifically: price competition in our mortgage insurance business, including as a result of the increased use of loan-level pricing delivery methodologies that are less transparent than historical pricing practices; and competition from the FHA and the U.S. Department of Veterans Affairs as well as from other forms of credit enhancement, such as GSE-sponsored alternatives to traditional mortgage insurance;
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
■the possibility that we may fail to estimate accurately, especially in the event of an extended economic downturn or a period of extreme market volatility and economic uncertainty, the likelihood, magnitude and timing of losses in establishing loss reserves for our mortgage insurance business or to accurately calculate and/or project our Available Assets and Minimum Required Assets under the PMIERs, which will be impacted by, among other things, the size and mix of our IIF, the level of defaults in our portfolio, the reported status of defaults in our portfolio, including whether they are subject to forbearance, a repayment plan or a loan modification trial period granted in response to a financial hardship related to COVID-19, the level of cash flow generated by our insurance operations and our risk distribution strategies;
■volatility in our financial results caused by changes in the fair value of our assets and liabilities, including with respect to our use of derivatives and within our investment portfolio;
■changes in GAAP or SAP rules and guidance, or their interpretation;
■our ability and related costs to develop, launch and implement new and innovative technologies and digital products and services, and whether we will have broad customer acceptance of these products and services;
■effectiveness and security of our information technology systems and digital products and services, including the risk that these systems, products or services fail to operate as expected or planned or expose us to cybersecurity or third party risks, including due to computer viruses, unauthorized access, cyber-attack, natural disasters or other similar events;
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

Glossary
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per-share amounts)	June 30, 2021	December 31, 2020
Assets
Investments (Notes 5 and 6)
Fixed-maturities available for sale—at fair value, net of allowance for credit losses of $0 and $948 (amortized cost of $5,349,405 and $5,393,623)	$5,572,813	$5,723,340
Trading securities—at fair value (amortized cost of $241,657 and $260,773)	267,980	290,885
Equity securities—at fair value (cost of $160,224 and $145,501)	175,147	151,240
Short-term investments—at fair value (includes $32,435 and $15,587 of reinvested cash collateral held under securities lending agreements)	662,095	618,004
Other invested assets—at fair value	3,624	4,973
Total investments	6,681,659	6,788,442
Cash	134,939	87,915
Restricted cash	2,968	6,231
Accrued investment income	32,223	34,047
Accounts and notes receivable	153,128	121,294
Reinsurance recoverables (includes $7 and $32 for paid losses)	75,411	73,202
Deferred policy acquisition costs	17,873	18,305
Property and equipment, net	74,288	80,457
Goodwill and other acquired intangible assets, net (Note 7)	21,318	23,043
Other assets (Note 9)	815,261	715,085
Total assets	$8,009,068	$7,948,021

Liabilities and Stockholders’ Equity
Liabilities
Unearned premiums	$373,031	$448,791
Reserve for losses and LAE (Note 11)	885,498	848,413
Senior notes (Note 12)	1,407,545	1,405,674
FHLB advances (Note 12)	153,983	176,483
Reinsurance funds withheld	285,406	278,555
Net deferred tax liability (Note 10)	266,330	213,897
Other liabilities	303,442	291,855
Total liabilities	3,675,235	3,663,668
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: par value $0.001 per share; 485,000 shares authorized at June 30, 2021 and December 31, 2020; 207,250 and 210,130 shares issued at June 30, 2021 and December 31, 2020, respectively; 188,290 and 191,606 shares outstanding at June 30, 2021 and December 31, 2020, respectively	207	210
Treasury stock, at cost: 18,960 and 18,524 shares at June 30, 2021 and December 31, 2020, respectively	(920,225)	(910,115)
Additional paid-in capital	2,161,857	2,245,897
Retained earnings	2,913,138	2,684,636
Accumulated other comprehensive income (loss) (Note 15)	178,856	263,725
Total stockholders’ equity	4,333,833	4,284,353
Total liabilities and stockholders’ equity	$8,009,068	$7,948,021
See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2021	2020	2021	2020
Revenues
Net premiums earned (Note 8)	$254,756	$249,295	$526,628	$526,710
Services revenue (Note 4)	29,464	28,075	52,359	60,002
Net investment income	36,291	38,723	74,542	79,667
Net gains (losses) on investments and other financial instruments	15,661	47,276	10,480	25,249
Other income	822	1,072	1,798	1,894
Total revenues	336,994	364,441	665,807	693,522

Expenses
Provision for losses	3,648	304,418	49,791	340,369
Policy acquisition costs	4,838	6,015	13,834	13,428
Cost of services	24,615	17,972	44,861	40,113
Other operating expenses	86,469	60,582	156,731	129,692
Interest expense	21,065	16,699	42,180	28,893
Amortization and impairment of other acquired intangible assets	863	979	1,725	1,958
Total expenses	141,498	406,665	309,122	554,453

Pretax income (loss)	195,496	(42,224)	356,685	139,069
Income tax provision (benefit)	40,290	(12,273)	75,871	28,559
Net income (loss)	$155,206	$(29,951)	$280,814	$110,510

Net Income (Loss) Per Share
Basic	$0.80	$(0.15)	$1.45	$0.56
Diluted	$0.80	$(0.15)	$1.44	$0.56

Weighted-average number of common shares outstanding—basic	193,436	193,299	193,692	197,545
Weighted-average number of common and common equivalent shares outstanding—diluted	194,638	193,299	194,986	198,746
See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net income (loss)	$155,206	$(29,951)	$280,814	$110,510
Other comprehensive income (loss), net of tax (Note 15)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected losses has not been recognized	64,477	185,056	(82,892)	112,763
Less: Reclassification adjustment for net gains (losses) on investments included in net income (loss)
Net realized gains (losses) on disposals and non-credit related impairment losses	1,876	4,894	1,252	13,288
Net decrease (increase) in expected credit losses	480	(2,198)	725	(2,198)
Other comprehensive income (loss), net of tax	62,121	182,360	(84,869)	101,673
Comprehensive income	$217,327	$152,409	$195,945	$212,183
See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stockholders’ Equity (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Common Stock
Balance, beginning of period	$210	$208	$210	$219
Issuance of common stock under incentive and benefit plans	1	2	1	2
Shares repurchased under share repurchase program (Note 14)	(4)	—	(4)	(11)
Balance, end of period	207	210	207	210

Treasury Stock
Balance, beginning of period	(910,347)	(902,024)	(910,115)	(901,657)
Repurchases of common stock under incentive plans	(9,878)	(7,714)	(10,110)	(8,081)
Balance, end of period	(920,225)	(909,738)	(920,225)	(909,738)

Additional Paid-in Capital
Balance, beginning of period	2,242,950	2,231,670	2,245,897	2,449,884
Issuance of common stock under incentive and benefit plans	770	36	1,937	2,271
Share-based compensation	8,191	1,243	12,714	7,088
Shares repurchased under share repurchase program (Note 14)	(90,054)	—	(98,691)	(226,294)
Balance, end of period	2,161,857	2,232,949	2,161,857	2,232,949

Retained Earnings
Balance, beginning of period	2,785,744	2,504,853	2,684,636	2,389,789
Net income (loss)	155,206	(29,951)	280,814	110,510
Dividends and dividend equivalents declared	(27,812)	(24,479)	(52,312)	(49,876)
Balance, end of period	2,913,138	2,450,423	2,913,138	2,450,423

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	116,735	29,801	263,725	110,488
Net unrealized gains (losses) on investments, net of tax	62,121	182,360	(84,869)	101,673
Balance, end of period	178,856	212,161	178,856	212,161

Total Stockholders’ Equity	$4,333,833	$3,986,005	$4,333,833	$3,986,005
See Notes to Unaudited Condensed Consolidated Financial Statements.

Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2021	2020
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$275,896	$305,291

Cash Flows from Investing Activities
Proceeds from sales of:
Fixed-maturities available for sale	329,072	735,154
Trading securities	7,952	11,602
Equity securities	4,440	75,793
Proceeds from redemptions of:
Fixed-maturities available for sale	619,265	271,477
Trading securities	10,606	17,810
Purchases of:
Fixed-maturities available for sale	(944,618)	(1,216,333)
Equity securities	(61,235)	(65,427)
Sales, redemptions and (purchases) of:
Short-term investments, net	(41,925)	(418,744)
Other assets and other invested assets, net	5,043	2,346
Proceeds from sale of subsidiary, net of cash sold	—	16,481
Purchases of property and equipment	(4,993)	(10,594)
Net cash provided by (used in) investing activities	(76,393)	(580,435)

Cash Flows from Financing Activities
Dividends and dividend equivalents paid	(52,036)	(49,301)
Issuance of senior notes, net	—	516,083
Issuance of common stock	1,112	1,480
Repurchases of common shares	(98,695)	(226,305)
Credit facility commitment fees paid	(471)	(1,754)
Change in secured borrowings, net (with terms three months or less)	4,348	(17,535)
Proceeds from secured borrowings (with terms greater than three months)	32,000	106,960
Repayments of secured borrowings (with terms greater than three months)	(42,000)	(66,013)
Repayments of other borrowings	—	(79)
Net cash provided by (used in) financing activities	(155,742)	263,536
Increase (decrease) in cash and restricted cash	43,761	(11,608)
Cash and restricted cash, beginning of period	94,146	96,274
Cash and restricted cash, end of period	$137,907	$84,666
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business
We are a diversified mortgage and real estate business, providing both credit-related mortgage insurance coverage and a broad array of other mortgage, risk, title, valuation, asset management, SaaS and other real estate services. We have two reportable business segments—Mortgage and homegenius. Our homegenius segment was previously named “Real Estate” and during the second quarter of 2021 we renamed it “homegenius” to align with updates to our branding strategy for the segment’s products and services.
Mortgage
Our Mortgage segment provides credit-related insurance coverage, principally through private mortgage insurance on residential first-lien mortgage loans, as well as other credit risk management, contract underwriting and fulfillment solutions, to mortgage lending institutions and mortgage credit investors. We provide our mortgage insurance products and services mainly through our wholly-owned subsidiary, Radian Guaranty. Private mortgage insurance plays an important role in the U.S. housing finance system because it promotes affordable home ownership and helps protect mortgage lenders and investors, as well as other beneficiaries, by mitigating default-related losses on residential mortgage loans. Generally, these loans are made to homebuyers who make down payments of less than 20% of the purchase price for their home or, in the case of refinancings, have less than 20% equity in their home. Private mortgage insurance also facilitates the sale of these low down payment loans in the secondary mortgage market, most of which are currently sold to the GSEs. Our total direct primary mortgage IIF and RIF were $237.3 billion and $58.0 billion, respectively, as of June 30, 2021, compared to $246.1 billion and $60.7 billion, respectively, as of December 31, 2020. In addition to providing private mortgage insurance, we participate in credit risk transfer programs developed by the GSEs as part of their initiative to distribute mortgage credit risk and increase the role of private capital in the mortgage market. Our additional RIF under credit risk transfer transactions, resulting from our participation in these programs with the GSEs, totaled $434.7 million as of June 30, 2021 compared to $392.0 million as of December 31, 2020.
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
homegenius
Our homegenius segment is primarily a fee-for-service business that offers a broad array of products and services to market participants across the real estate value chain. Our homegenius products and services include title, valuation, asset management, SaaS and other real estate services offered primarily to mortgage lenders, mortgage and real estate investors, GSEs, real estate brokers and agents. These products and services help lenders, investors, consumers and real estate agents evaluate, manage, monitor, acquire and sell properties. These products and services include SaaS solutions and platforms, as well as managed services, such as real estate owned asset management, single family rental services and real estate valuation services. In addition, we provide title insurance and non-insurance title, closing and settlement services to mortgage lenders, GSEs and mortgage investors, as well as directly to consumers for residential mortgage loans.
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
The unprecedented and continually evolving social and economic impacts associated with the COVID-19 pandemic on the U.S. and global economies generally, and in particular on the U.S. housing, real estate and housing finance markets, had a negative effect on our business and our financial results for the second quarter of 2020, and since then to a lesser extent. Specifically, and primarily as a result of an increase in the number of new defaults since the start of the pandemic, our financial results have included: (i) an increase in provision for losses and (ii) an increase in our Minimum Required Assets under the PMIERs. While the number of new defaults increased significantly during the second quarter of 2020, they have subsequently trended down. See Note 11 for additional information on our reserve for losses.
We expect that certain future developments, such as anticipated increases in our claims paid once current foreclosure moratoriums are lifted, will have an adverse impact on aspects of our business in future periods. The long-term impact of the COVID-19 pandemic on our businesses will depend on, among other things: the extent and duration of the pandemic, the severity of illness and number of people infected with the virus and the acceptance and long-term effectiveness of anti-viral treatments and vaccines, especially as new strains of COVID-19 have emerged; the wider economic effects of the pandemic and the scope and duration of governmental and other third-party measures restricting day-to-day life and business operations; the impact of economic stimulus efforts to support the economy through the pandemic; and governmental and GSE programs implemented to assist borrowers experiencing a COVID-19-related hardship, including forbearance programs and suspensions of foreclosures and evictions. Although we are uncertain of the potential magnitude or duration of the business and economic impacts of the COVID-19 pandemic, these and other factors, including those discussed in our 2020 Form 10-K, could continue to have a material negative effect on the Company’s business, liquidity, results of operations and financial condition.
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
3. Net Income (Loss) Per Share
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
The calculation of basic and diluted net income (loss) per share is as follows.

Net income (loss) per share

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2021	2020	2021	2020
Net income (loss)—basic and diluted	$155,206	$(29,951)	$280,814	$110,510

Average common shares outstanding—basic	193,436	193,299	193,692	197,545
Dilutive effect of share-based compensation arrangements (1)	1,202	—	1,294	1,201
Adjusted average common shares outstanding—diluted	194,638	193,299	194,986	198,746

Net income (loss) per share:
Basic	$0.80	$(0.15)	$1.45	$0.56
Diluted	$0.80	$(0.15)	$1.44	$0.56
(1)There were no dilutive shares for the three months ended June 30, 2020, as a result of our net loss for the period. The following number of shares of our common stock equivalents issued under our share-based compensation arrangements are not included in the calculation of diluted net income (loss) per share because they are anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Shares of common stock equivalents	—	2,295	—	1,213
4. Segment Reporting
We have two strategic business units that we manage separately—Mortgage and homegenius. Our Mortgage segment derives its revenue from mortgage insurance and other mortgage and risk services, including contract underwriting and fulfillment solutions provided to mortgage lending institutions and mortgage credit investors. Our homegenius segment offers a broad array of title, valuation, asset management, SaaS and other real estate services to mortgage lenders, mortgage and real estate investors, GSEs, real estate brokers and agents. In addition, we report as All Other activities that include: (i) income (losses) from assets held by our holding company; (ii) related general corporate operating expenses not attributable or allocated to our reportable segments; (iii) for all periods through its sale in January 2020, income and expenses related to Clayton; (iv) for all periods presented, the income and expenses related to our traditional appraisal services, which we wound down beginning in the fourth quarter of 2020; and (v) certain other immaterial revenue and expense items.
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
During the second quarter of 2021, our Real Estate segment was renamed “homegenius” to align with updates to our branding strategy for the segment’s products and services. The homegenius segment name change had no impact on the composition of our segments or on our previously reported historical financial position, results of operations, cash flow or segment level results.
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
With the exception of goodwill and other acquired intangible assets that relate to our homegenius segment, which are reviewed as part of our annual goodwill impairment assessment, we do not manage assets by segment.
See Note 1 for additional details about our Mortgage and homegenius businesses.
Adjusted Pretax Operating Income (Loss)
Our senior management, including our Chief Executive Officer (Radian’s chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of Radian’s business segments and to allocate resources to the segments. Adjusted pretax operating income (loss) is defined as pretax income (loss) excluding the effects of: (i) net gains (losses) on investments and other financial instruments; (ii) loss on extinguishment of debt; (iii) amortization and impairment of goodwill and other acquired intangible assets; and (iv) impairment of other long-lived assets and other non-operating items, such as impairment of internal-use software, gains (losses) from the sale of lines of business and acquisition-related income and expenses. See Note 4 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for detailed information regarding items excluded from adjusted pretax operating income (loss), including the reasons for their treatment.
Although adjusted pretax operating income (loss) excludes certain items that have occurred in the past and are expected to occur in the future, the excluded items represent those that are: (i) not viewed as part of the operating performance of our primary activities or (ii) not expected to result in an economic impact equal to the amount reflected in pretax income (loss).
The reconciliation of adjusted pretax operating income (loss) for our reportable segments to consolidated pretax income (loss) is as follows.

Reconciliation of adjusted pretax operating income (loss) by segment

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Adjusted pretax operating income (loss)
Mortgage	$191,462	$(85,821)	$365,749	$119,846
homegenius	(9,198)	(3,909)	(19,651)	(7,062)
Total adjusted pretax operating income (loss) for reportable segments (1)	182,264	(89,730)	346,098	112,784
All Other adjusted pretax operating income (loss)	2,455	1,231	5,937	3,316
Net gains (losses) on investments and other financial instruments	15,661	47,276	10,480	25,249
Amortization and impairment of other acquired intangible assets	(863)	(979)	(1,725)	(1,958)
Impairment of other long-lived assets and other non-operating items	(4,021)	(22)	(4,105)	(322)
Consolidated pretax income (loss)	$195,496	$(42,224)	$356,685	$139,069
(1)Includes allocated corporate operating expenses and depreciation expense as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Mortgage
Allocated corporate operating expenses	$33,000	$25,359	$60,884	$54,573
Depreciation expense	1,660	2,656	3,470	5,926
homegenius
Allocated corporate operating expenses	$4,721	$2,823	$8,717	$6,190
Depreciation expense	491	719	945	1,329

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
Revenue
The reconciliation of revenue for our reportable segments to consolidated revenues is as follows.

Reconciliation of revenues by segment

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Revenues
Mortgage (1)	$284,301	$286,943	$588,098	$602,027
homegenius (2)	33,451	22,548	59,246	49,073
Total revenues for reportable segments	317,752	309,491	647,344	651,100
All Other revenues (1)	3,643	7,537	8,104	17,228
Net gains (losses) on investments and other financial instruments	15,661	47,276	10,480	25,249
Other non-operating revenue	—	247	—	247
Elimination of inter-segment revenues	(62)	(110)	(121)	(302)
Total revenues	$336,994	$364,441	$665,807	$693,522
(1)Includes immaterial inter-segment revenues for the three and six months ended June 30, 2020.
(2)Includes immaterial inter-segment revenues for the three and six months ended June 30, 2021 and 2020.
The table below, which represents total services revenue on our condensed consolidated statements of operations for the periods indicated, represents the disaggregation of services revenues from external customers, by type.

Services revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
homegenius services
Title services	$9,399	$6,021	$17,456	$12,586
Asset management services	6,824	6,036	11,438	14,896
Valuation services	8,494	3,837	13,380	10,018
SaaS	909	1,099	1,829	1,981
Other real estate services	62	586	76	1,239
Mortgage services	3,732	3,918	8,083	7,051
All Other services (1)	44	6,578	97	12,231
Total services revenue	$29,464	$28,075	$52,359	$60,002
(1)Includes services revenue from Clayton prior to its sale in January 2020 and amounts related to our traditional appraisal business, which we wound down beginning in the fourth quarter of 2020.
Revenue recognized related to services made available to customers and billed is reflected in accounts and notes receivable. Accounts and notes receivable includes $17.0 million and $18.8 million as of June 30, 2021 and December 31, 2020, respectively, related to services revenue contracts. Revenue recognized related to services performed and not yet billed is recorded in unbilled receivables and reflected in other assets. See Note 2 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for information regarding our accounting policies and the services we offer.
5. Fair Value of Financial Instruments
For discussion of our valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 of Notes to Consolidated Financial Statements in our 2020 Form 10-K.

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
The following tables include a list of assets that are measured at fair value by hierarchy level as of June 30, 2021 and December 31, 2020.

Assets carried at fair value by hierarchy level

	June 30, 2021
(In thousands)	Level I	Level II	Level III	Total
Investments
Fixed-maturities available for sale
U.S. government and agency securities	$178,709	$29,954	$—	$208,663
State and municipal obligations	—	157,944	—	157,944
Corporate bonds and notes	—	2,970,142	—	2,970,142
RMBS	—	719,840	—	719,840
CMBS	—	714,671	—	714,671
CLO	—	521,153	—	521,153
Other ABS	—	226,968	—	226,968
Foreign government and agency securities	—	5,399	—	5,399
Mortgage insurance-linked notes (1)	—	48,033	—	48,033
Total fixed-maturities available for sale	178,709	5,394,104	—	5,572,813
Trading securities
State and municipal obligations	—	101,454	—	101,454
Corporate bonds and notes	—	121,377	—	121,377
RMBS	—	11,134	—	11,134
CMBS	—	34,015	—	34,015
Total trading securities	—	267,980	—	267,980
Equity securities	167,610	7,537	—	175,147
Short-term investments
U.S. government and agency securities	21,997	—	—	21,997
State and municipal obligations	—	15,940	—	15,940
Money market instruments	406,808	—	—	406,808
Corporate bonds and notes	—	19,931	—	19,931
CMBS	—	4,780	—	4,780
Other ABS	—	431	—	431
Other investments (2)	—	192,208	—	192,208
Total short-term investments	428,805	233,290	—	662,095
Other invested assets (3)	—	—	3,000	3,000
Total investments at fair value (3)	775,124	5,902,911	3,000	6,681,035
Other
Embedded derivatives (4)	—	—	5,905	5,905
Loaned securities (5)
U.S. government and agency securities	5,550	—	—	5,550
Corporate bonds and notes	—	95,318	—	95,318
Equity securities	29,982	—	—	29,982
Total assets at fair value (3)	$810,656	$5,998,229	$8,905	$6,817,790
(1)Comprises the notes purchased by Radian Group in connection with the Excess-of-Loss Program. See Note 8 for more information about our reinsurance programs.
(2)Comprising short-term certificates of deposit and commercial paper.
(3)Does not include other invested assets of $0.6 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient.
(4)Embedded derivatives related to our Excess-of-Loss Program are classified as other assets in our consolidated balance sheets. See Note 8 for more information about our reinsurance programs.

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
(5)Securities loaned to third-party borrowers under securities lending agreements are classified as other assets in our condensed consolidated balance sheets. See Note 6 for more information.

Assets carried at fair value by hierarchy level

	December 31, 2020
(In thousands)	Level I	Level II	Level III	Total
Investments
Fixed-maturities available for sale
U.S. government and agency securities	$140,034	$29,189	$—	$169,223
State and municipal obligations	—	165,271	—	165,271
Corporate bonds and notes	—	3,047,189	—	3,047,189
RMBS	—	833,939	—	833,939
CMBS	—	681,265	—	681,265
CLO	—	568,558	—	568,558
Other ABS	—	252,457	—	252,457
Foreign government and agency securities	—	5,438	—	5,438
Total fixed-maturities available for sale	140,034	5,583,306	—	5,723,340
Trading securities
State and municipal obligations	—	120,449	—	120,449
Corporate bonds and notes	—	123,142	—	123,142
RMBS	—	13,000	—	13,000
CMBS	—	34,294	—	34,294
Total trading securities	—	290,885	—	290,885
Equity securities	142,761	8,479	—	151,240
Short-term investments
State and municipal obligations	—	21,819	—	21,819
Money market instruments	268,900	—	—	268,900
Corporate bonds and notes	—	30,495	—	30,495
Other ABS	—	219	—	219
Other investments (1)	—	296,571	—	296,571
Total short-term investments	268,900	349,104	—	618,004
Other invested assets (2)	—	—	3,000	3,000
Total investments at fair value (2)	551,695	6,231,774	3,000	6,786,469
Other
Embedded derivatives (3)	—	—	5,513	5,513
Loaned securities (4)
U.S. government and agency securities	4,876	—	—	4,876
Corporate bonds and notes	—	31,324	—	31,324
Equity securities	21,299	—	—	21,299
Total assets at fair value (2)	$577,870	$6,263,098	$8,513	$6,849,481
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
There were no transfers to or from Level III for the three and six months ended June 30, 2021 or the year ended December 31, 2020. Activity related to Level III assets and liabilities (including realized and unrealized gains and losses, purchases, sales, issuances, settlements and transfers) was immaterial for the three and six months ended June 30, 2021 and the year ended December 31, 2020.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected liabilities not carried at fair value in our condensed consolidated balance sheets were as follows as of the dates indicated.

Financial liabilities not carried at fair value

	June 30, 2021		December 31, 2020
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes	$1,407,545	$1,563,796	$1,405,674	$1,563,503
FHLB advances	153,983	156,116	176,483	179,578
The fair value of our senior notes is estimated based on quoted market prices. The fair value of our FHLB advances is estimated based on expected cash flows for similar borrowings. These liabilities are categorized in Level II of the fair value hierarchy. See Note 12 for further information about these borrowings.
6. Investments
Available for Sale Securities
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated.

Available for sale securities

	June 30, 2021
(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed-maturities available for sale
U.S. government and agency securities	$213,954	$—	$1,161	$(902)	$214,213
State and municipal obligations	141,431	—	16,635	(122)	157,944
Corporate bonds and notes	2,909,453	—	175,493	(19,486)	3,065,460
RMBS	701,664	—	21,478	(3,302)	719,840
CMBS	685,595	—	31,437	(2,361)	714,671
CLO	519,909	—	1,851	(607)	521,153
Other ABS	225,012	—	2,190	(234)	226,968
Foreign government and agency securities	5,105	—	294	—	5,399
Mortgage insurance-linked notes (1)	45,384	—	2,649	—	48,033
Total securities available for sale, including loaned securities	5,447,507	$—	$253,188	$(27,014)	5,673,681
Less: loaned securities (2)	98,102				100,868
Total fixed-maturities available for sale	$5,349,405				$5,572,813
(1)Comprises the notes purchased by Radian Group in connection with the Excess-of-Loss Program. See Note 8 for more information about our reinsurance programs.
(2)Included in other assets in our consolidated balance sheet as further described below. See below for a discussion of our securities lending agreements.

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements

Available for sale securities

	December 31, 2020
(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed-maturities available for sale
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

Rollforward of allowance for credit losses on fixed-maturities available for sale

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Beginning balance	$638	$—	$948	$—
Current provision for securities without prior allowance	—	2,782	—	2,782
Net increases (decreases) in allowance on previously impaired securities	(608)	—	(918)	—
Reduction for securities sold	(30)	(306)	(30)	(306)
Ending balance	$—	$2,476	$—	$2,476
Gross Unrealized Losses and Related Fair Value of Available for Sale Securities
For securities deemed “available for sale” that are in an unrealized loss position and for which an allowance for credit loss has not been established, the following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of June 30, 2021 and December 31, 2020 are loaned securities under securities lending agreements that are classified as other assets in our condensed consolidated balance sheets, as further described below.

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements

Unrealized losses on fixed-maturities available for sale by category and length of time

	June 30, 2021
($ in thousands)	Less Than 12 Months			12 Months or Greater			Total
Description of Securities	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	6	$59,708	$(902)	—	$—	$—	6	$59,708	$(902)
State and municipal obligations	8	10,034	(122)	—	—	—	8	10,034	(122)
Corporate bonds and notes	174	684,401	(19,380)	1	2,626	(106)	175	687,027	(19,486)
RMBS	35	260,712	(3,292)	2	803	(10)	37	261,515	(3,302)
CMBS	49	106,289	(1,280)	16	35,577	(1,081)	65	141,866	(2,361)
CLO	43	151,791	(242)	16	76,845	(365)	59	228,636	(607)
Other ABS	45	93,360	(210)	1	677	(24)	46	94,037	(234)
Total	360	$1,366,295	$(25,428)	36	$116,528	$(1,586)	396	$1,482,823	$(27,014)

	December 31, 2020
($ in thousands)	Less Than 12 Months			12 Months or Greater			Total
Description of Securities	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	4	$90,591	$(3,611)	—	$—	$—	4	$90,591	$(3,611)
State and municipal obligations	4	9,626	(100)	—	—	—	4	9,626	(100)
Corporate bonds and notes	60	174,848	(3,758)	—	—	—	60	174,848	(3,758)
RMBS	5	42,003	(305)	2	915	(9)	7	42,918	(314)
CMBS	43	118,345	(3,035)	6	8,312	(266)	49	126,657	(3,301)
CLO	52	173,459	(970)	25	137,506	(1,671)	77	310,965	(2,641)
Other ABS	26	70,759	(322)	3	12,119	(110)	29	82,878	(432)
Total	194	$679,631	$(12,101)	36	$158,852	$(2,056)	230	$838,483	$(14,157)
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
All of our securities lending agreements are classified as overnight and revolving. Securities collateral on deposit with us from third-party borrowers totaling $102.0 million and $43.3 million as of June 30, 2021 and December 31, 2020, respectively, may not be transferred or re-pledged unless the third-party borrower is in default, and is therefore not reflected in our condensed consolidated financial statements.
Net Gains (Losses) on Investments
Net gains (losses) on investments consisted of the following.

Net gains (losses) on investments

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net realized gains (losses)
Fixed-maturities available for sale (1)	$2,376	$6,974	$1,586	$18,221
Trading securities	(112)	(45)	391	4
Equity securities	(227)	51	(227)	361
Other investments	2,229	44	2,334	77
Net realized gains (losses) on investments	4,266	7,024	4,084	18,663
Impairment losses due to intent to sell	—	(779)	—	(1,401)
Net decrease (increase) in expected credit losses	608	(2,782)	918	(2,782)
Net unrealized gains (losses) on investments	8,036	24,948	5,517	(1,897)
Total net gains (losses) on investments	$12,910	$28,411	$10,519	$12,583
(1)Components of net realized gains (losses) on fixed-maturities available for sale include the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Gross investment gains from sales and redemptions	$9,597	$8,304	$13,714	$20,203
Gross investment losses from sales and redemptions	(7,221)	(1,330)	(12,128)	(1,982)
The net changes in unrealized gains (losses) recognized in earnings on investments that were still held at each period-end were as follows.

Net changes in unrealized gains (losses) on investments still held

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net unrealized gains (losses) on investments still held
Trading securities	$4,601	$13,790	$(3,448)	$11,131
Equity securities	5,140	10,443	9,983	(12,612)
Other investments	178	(201)	1,062	471
Net unrealized gains (losses) on investments still held	$9,919	$24,032	$7,597	$(1,010)

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
Contractual Maturities
The contractual maturities of fixed-maturities available for sale were as follows.

Contractual maturities of fixed-maturities available for sale

	June 30, 2021
	Available for Sale
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$187,546	$189,292
Due after one year through five years (1)	1,130,214	1,182,709
Due after five years through 10 years (1)	1,242,012	1,308,582
Due after 10 years (1)	710,171	762,433
Asset-backed and mortgage-backed securities (2)	2,177,564	2,230,665
Total	5,447,507	5,673,681
Less: loaned securities	98,102	100,868
Total fixed-maturities available for sale	$5,349,405	$5,572,813
(1)Actual maturities may differ as a result of calls before scheduled maturity.
(2)Includes RMBS, CMBS, CLO, Other ABS and mortgage insurance-linked notes, which are not due at a single maturity date.
Other
For the three and six months ended June 30, 2021, we did not transfer any securities to or from the available for sale or trading categories.
Our fixed-maturities available for sale include securities totaling $18.1 million and $16.9 million at June 30, 2021 and December 31, 2020, respectively, on deposit and serving as collateral with various state regulatory authorities. Our fixed-maturities available for sale also include securities serving as collateral for our FHLB advances. See Note 12 for additional information about our FHLB advances.
7. Goodwill and Other Acquired Intangible Assets, Net
All of our goodwill and other acquired intangible assets relate to our homegenius segment. There was no change to our goodwill balance of $9.8 million during the three and six months ended June 30, 2021.
The following is a summary of the gross and net carrying amounts and accumulated amortization (including impairment) of our other acquired intangible assets as of the periods indicated.

Other acquired intangible assets

	June 30, 2021			December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$43,550	$(33,090)	$10,460	$43,550	$(31,559)	$11,991
Technology	8,285	(7,523)	762	8,285	(7,370)	915
Licenses	463	(169)	294	463	(128)	335
Total	$52,298	$(40,782)	$11,516	$52,298	$(39,057)	$13,241
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
The effect of all of our reinsurance programs on our net income (loss) is as follows.

Reinsurance impacts

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net premiums written
Direct	$248,849	$271,545	$509,468	$551,027
Assumed (1)	1,615	3,192	3,913	6,643
Ceded (2)	(11,766)	(43,580)	(20,601)	(63,123)
Net premiums written	$238,698	$231,157	$492,780	$494,547
Net premiums earned
Direct	$282,507	$315,305	$585,228	$616,559
Assumed (1)	1,615	3,197	3,913	6,653
Ceded (2)	(29,366)	(69,207)	(62,513)	(96,502)
Net premiums earned	$254,756	$249,295	$526,628	$526,710

Ceding commissions earned (3)	$7,919	$13,453	$18,326	$23,419
Ceded losses	(1,078)	39,635	2,668	41,597
(1)Primarily includes premiums from our participation in certain credit risk transfer programs.
(2)Net of profit commission, which is impacted by the level of ceded losses recoverable, if any, on reinsurance transactions. See Note 11 for additional information on our reserve for losses and reinsurance recoverables.
(3)Deferred ceding commissions of $43.6 million and $52.5 million are included in other liabilities on our condensed consolidated balance sheets at June 30, 2021 and December 31, 2020, respectively.
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

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth additional details regarding the Single Premium QSR Program.

Single Premium QSR Program

	2020 Singles QSR	2018 Singles QSR	2016 Singles QSR
NIW Policy Dates	Jan 1, 2020-Dec 31, 2021	Jan 1, 2018-Dec 31, 2019	Jan 1, 2012-Dec 31, 2017
Effective Date	January 1, 2020	January 1, 2018	January 1, 2016
Scheduled Termination Date	December 31, 2031	December 31, 2029	December 31, 2027
Optional Termination Date	January 1, 2024	January 1, 2022	January 1, 2020
Quota Share %	65%	65%	20% - 65% (1)
Ceding Commission %	25%	25%	25%
Profit Commission %	Up to 56%	Up to 56%	Up to 55%

(In millions)	As of June 30, 2021
RIF Ceded	$1,897	$1,465	$2,366

(In millions)	As of December 31, 2020
RIF Ceded	$1,597	$1,979	$3,071
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
Excess-of-Loss Program
As of June 30, 2021, Radian Guaranty had entered into five fully collateralized reinsurance arrangements with the Eagle Re Issuers. For the respective coverage periods, Radian Guaranty retains the first-loss layer of aggregate losses, as well as any losses in excess of the outstanding reinsurance coverage amounts. The Eagle Re Issuers provide second layer coverage up to the outstanding coverage amounts. For each of these five reinsurance arrangements, the Eagle Re Issuers financed their coverage by issuing mortgage insurance-linked notes to eligible capital markets investors in unregistered private offerings. The aggregate excess-of-loss reinsurance coverage for these arrangements decreases over a 10-year period as the principal balances of the underlying covered mortgages decrease and as any claims are paid by the applicable Eagle Re Issuer or the mortgage insurance is canceled. Radian Guaranty has rights to terminate the reinsurance agreements upon the occurrence of certain events.
Under each of the reinsurance agreements, the outstanding reinsurance coverage amount will begin amortizing after an initial period in which a target level of credit enhancement is obtained and will stop amortizing if certain thresholds, or triggers, are reached, including a delinquency trigger event based on an elevated level of delinquencies as defined in the related insurance-linked notes transaction agreements. With the exception of insurance-linked notes issued by Eagle Re 2020-2 Ltd and Eagle Re 2021-1 Ltd., the insurance-linked notes issued by the Eagle Re Issuers in connection with our Excess-of-Loss Program are currently subject to a delinquency trigger event, which was first reported to the insurance-linked note investors on June 25, 2020. For the insurance-linked notes that are subject to a delinquency trigger event, both the amortization of the outstanding reinsurance coverage amount pursuant to our reinsurance arrangements with the Eagle Re Issuers and the amortization of the principal amount of the related insurance-linked notes issued by the Eagle Re Issuers have been suspended and will continue to be suspended during the pendency of the trigger event.

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth additional details regarding the Excess-of-Loss Program as of June 30, 2021.

Excess-of-Loss Program

(In millions)	Eagle Re 2021-1 Ltd.	Eagle Re 2020-2 Ltd.	Eagle Re 2020-1 Ltd.	Eagle Re 2019-1 Ltd.	Eagle Re 2018-1 Ltd.
Issued	April 2021	October 2020	February 2020	April 2019	November 2018
NIW Policy Dates	Aug 1, 2020- Dec 31, 2020	Oct 1, 2019- Jul 31, 2020	Jan 1, 2019- Sep 30, 2019	Jan 1, 2018- Dec 31, 2018	Jan 1, 2017- Dec 31, 2017
Initial RIF	$11,061	$13,011	$9,866	$10,705	$9,109
Initial Coverage	498 (1)	390	488	562	434	(2)
Initial First Layer Retention	221	423	202	268	205

(In millions)	As of June 30, 2021
RIF	$10,546	$9,516	$4,397	$3,289	$2,818
Remaining Coverage	498	285	488	385	276	(2)
First Layer Retention	221	423	202	264	201

(In millions)	As of December 31, 2020
RIF	$—	$11,748	$6,121	$4,657	$3,986
Remaining Coverage	—	390	488	385	276	(2)
First Layer Retention	—	423	202	265	201
(1)Radian Group purchased $45.4 million original principal amount of these mortgage insurance-linked notes, which are included in fixed-maturities available for sale on our condensed consolidated balance sheet at June 30, 2021. See Notes 5 and 6 for additional information.
(2)Excludes a separate excess-of-loss reinsurance agreement entered into by Radian Guaranty with both initial and remaining coverage of $21.4 million.
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
The reinsurance premium due to the Eagle Re Issuers is calculated by multiplying the outstanding reinsurance coverage amount at the beginning of a period by a coupon rate, which is the sum of one-month LIBOR (or an acceptable alternative to LIBOR) or SOFR, as applicable, plus a contractual risk margin, and then subtracting actual investment income collected on the assets in the reinsurance trust during the preceding month. As a result, the premiums we pay will vary based on: (i) the spread between LIBOR (or an acceptable alternative to LIBOR) or SOFR, as provided in each applicable reinsurance agreement, and the rates on the investments held by the reinsurance trust and (ii) the outstanding amount of reinsurance coverage. As the reinsurance premium will vary based on changes in these rates, we concluded that the reinsurance agreements contain embedded derivatives, which we have accounted for separately as freestanding derivatives and recorded in other assets or other liabilities on our condensed consolidated balance sheets. Changes in the fair value of these embedded derivatives are recorded in net gains (losses) on investments and other financial instruments in our condensed consolidated statements of operations. See Note 5 herein and Note 5 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for more information on our fair value measurements of financial instruments, including our embedded derivatives.
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
The Eagle Re Issuers represent our only VIEs as of June 30, 2021 and December 31, 2020. The following table presents the total assets and liabilities of the Eagle Re Issuers as of the dates indicated.

Total assets and liabilities of Eagle Re Issuers (1)

(In thousands)	June 30, 2021	December 31, 2020
Eagle Re 2021-1 Ltd.	$497,735	$—
Eagle Re 2020-2 Ltd.	284,730	390,324
Eagle Re 2020-1 Ltd.	488,385	488,385
Eagle Re 2019-1 Ltd.	384,602	384,602
Eagle Re 2018-1 Ltd.	275,718	275,718
Total	$1,931,170	$1,539,029
(1)Assets held by the Eagle Re Issuers are required to be invested in U.S. government money market funds, cash or U.S. Treasury securities. Liabilities of the Eagle Re Issuers consist of their mortgage insurance-linked notes, described above. Assets and liabilities are equal to each other for each of the Eagle Re Issuers.
Other Collateral
Although we use reinsurance as one of our risk management tools, reinsurance does not relieve us of our obligations to our policyholders. In the event the reinsurers are unable to meet their obligations to us, our insurance subsidiaries would be liable for any defaulted amounts. However, consistent with the PMIERs reinsurer counterparty collateral requirements, Radian Guaranty’s reinsurers have established trusts to help secure our potential cash recoveries. In addition to the total VIE assets of the Eagle Re Issuers discussed above, the amount held in reinsurance trusts was $197.8 million as of June 30, 2021, compared to $228.6 million as of December 31, 2020. In addition, for the Single Premium QSR Program, Radian Guaranty holds amounts related to ceded premiums written to collateralize the reinsurers’ obligations, which is reported in reinsurance funds withheld on our condensed consolidated balance sheets. Any loss recoveries and profit commissions paid to Radian Guaranty related to the Single Premium QSR Program are expected to be realized from this account.
See Note 8 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for more information about our reinsurance transactions.
9. Other Assets
The following table shows the components of other assets as of the dates indicated.

Other assets

(In thousands)	June 30, 2021	December 31, 2020
Prepaid federal income taxes (Note 10)	$275,623	$210,889
Prepaid reinsurance premiums (1)	225,727	267,638
Loaned securities (Note 5)	130,850	57,499
Company-owned life insurance (2)	112,638	115,586
Right-of-use assets (Note 13)	34,662	32,985
Other	35,761	30,488
Total other assets	$815,261	$715,085
(1)Relates to our Single Premium QSR Program.
(2)We are the beneficiary of insurance policies on the lives of certain of our current and past officers and employees. The balances reported in other assets reflect the amounts that could be realized upon surrender of the insurance policies as of each respective date.
Right-of-Use Assets
We assess our various asset groups, which include right-of-use assets, for changes in grouping and for potential impairment when certain events occur or when there are changes in circumstances, including potential alternative uses. If circumstances require a change in asset groupings or a right-of-use asset to be tested for possible impairment, and the carrying value of the right-of-use asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
During the second quarter of 2021, in response to the COVID-19 pandemic and Radian’s successful transition to a virtual work environment, we made the decision to exit, and to actively market for sublease, all office space in our current corporate headquarters. As part of this change, we also entered into a new lease with reduced square footage at another Philadelphia area location, which upon opening we intend to designate as our new corporate headquarters location. Accordingly, during the three months ended June 30, 2021, we recognized an impairment of $3.5 million related to our current corporate headquarter leases, reducing the carrying value of certain lease assets and the related property and equipment to its estimated fair value. The right-of-use asset fair value was estimated using an income approach based on forecasted future cash flows expected to be derived from the property based on current sublease market rent, which could differ from actual results and require us to revise our initial estimates. Following this impairment, which was recorded within other operating expenses in our condensed consolidated statement of operations, the aggregate carrying value of the right-of-use assets and leasehold improvements related to the two corporate headquarter leases that we plan to sublease was $28.4 million as of June 30, 2021.
10. Income Taxes
As of June 30, 2021 and December 31, 2020, our current income tax liability was $18.1 million and $17.5 million, respectively, and is included as a component of other liabilities in our condensed consolidated balance sheets.
Certain entities within our consolidated group have generated deferred tax assets relating primarily to state and local NOL carryforwards, which, if unutilized, will expire during various future tax periods. We are required to establish a valuation allowance against our deferred tax assets when it is more likely than not that all or some portion of our deferred tax assets will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our deferred tax assets will be realized in future periods. We have determined that certain entities within Radian Group may continue to generate taxable losses on a separate company basis in the near term and may not be able to fully utilize certain of their state and local NOLs on their state and local tax returns. Therefore, with respect to deferred tax assets relating to these state and local NOLs and other state timing adjustments, we retained a valuation allowance of $80.7 million at June 30, 2021.
As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Internal Revenue Code Section 832(e) for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that, in conjunction with quarterly federal tax payment due dates, we purchase non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. As of June 30, 2021 and December 31, 2020, we held $275.6 million and $210.9 million of these bonds, respectively, which are included as prepaid federal income taxes within other assets in our condensed consolidated balance sheets. The corresponding deduction of our statutory contingency reserves resulted in the recognition of a net deferred tax liability. See Note 16 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for additional information about our U.S. Mortgage Guaranty Tax and Loss Bonds.
For additional information on our income taxes, including our accounting policies, see Notes 2 and 10 of Notes to Consolidated Financial Statements in our 2020 Form 10-K.

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
11. Losses and LAE
Our reserve for losses and LAE, at the end of each period indicated, consisted of the following.

Reserve for losses and LAE

(In thousands)	June 30, 2021	December 31, 2020
Mortgage insurance loss reserves (1)	$880,763	$844,107
Title insurance loss reserves	4,735	4,306
Total reserve for losses and LAE	$885,498	$848,413
(1)Primarily comprises first lien primary case reserves of $840.8 million and $799.5 million at June 30, 2021 and December 31, 2020, respectively.
For the periods indicated, the following table presents information relating to our mortgage insurance reserve for losses, including our IBNR reserve and LAE, but excluding our second-lien mortgage loan premium deficiency reserve.

Rollforward of mortgage insurance reserve for losses

	Six Months Ended June 30,
(In thousands)	2021	2020
Balance at beginning of period	$844,107	$401,273
Less: Reinsurance recoverables (1)	71,769	14,594
Balance at beginning of period, net of reinsurance recoverables	772,338	386,679
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	85,807	356,555
Prior years	(36,695)	(17,223)
Total incurred	49,112	339,332
Deduct: Paid claims and LAE related to:
Current year (2)	246	1,594
Prior years	14,447	44,580
Total paid	14,693	46,174
Balance at end of period, net of reinsurance recoverables	806,757	679,837
Add: Reinsurance recoverables (1)	74,006	55,154
Balance at end of period	$880,763	$734,991
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
Reserve Activity
Incurred Losses
Case reserves established for new default notices were the primary driver of our total incurred losses for the six months ended June 30, 2021 and 2020, and they were primarily impacted by the number of new primary default notices received in the period and our related gross Default to Claim Rate assumption applied to those new defaults.
For the six months ended June 30, 2021, we experienced a significant decrease in the number of new primary default notices, compared to the six months ended June 30, 2020, substantially all of which related to defaults subject to forbearance programs implemented in response to the COVID-19 pandemic. Our gross Default to Claim Rate assumption applied to new defaults was 8.0% as of June 30, 2021. Our provision for losses during the first six months of 2021 was positively impacted by favorable reserve development on prior year defaults, primarily as a result of more favorable trends in Cures than originally estimated, resulting in a reduction from 8.5% to 8.0% in the Default to Claim Rate assumption for default notices reported

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
between April and December 2020. See Note 1 for additional information on the elevated risks and uncertainties resulting from the COVID-19 pandemic to our business.
Our gross Default to Claim Rate assumption applied to new defaults was 8.5% as of June 30, 2020. Our provision for losses during the first six months of 2020 was positively impacted by favorable reserve development on prior year defaults. This favorable development was primarily driven by a reduction in certain Default to Claim Rate assumptions for these prior year defaults based on observed trends, primarily due to higher Cures than previously estimated.
Claims Paid
Total claims paid decreased for the six months ended June 30, 2021 compared to the same period in 2020. Claims paid in 2021 include payments made to settle certain previously disclosed legal proceedings. See Note 13 for additional information about these legal proceedings. The decrease in claims paid is primarily attributable to COVID-19-related hardship forbearance plans and suspensions of foreclosure and evictions.
For additional information about our Reserve for Losses and LAE, including our accounting policies, see Notes 2 and 11 of Notes to Consolidated Financial Statements in our 2020 Form 10-K.
12. Borrowings and Financing Activities
The carrying value of our debt at June 30, 2021 and December 31, 2020 was as follows.

Borrowings

(In thousands)	June 30, 2021	December 31, 2020
Senior notes
Senior Notes due 2024	$446,065	$445,512
Senior Notes due 2025	517,503	516,634
Senior Notes due 2027	443,977	443,528
Total senior notes	$1,407,545	$1,405,674
FHLB advances
FHLB advances due 2021	$13,000	$67,500
FHLB advances due 2022	61,050	61,050
FHLB advances due 2023	52,995	27,995
FHLB advances due 2024	13,954	9,954
FHLB advances due 2025	9,984	9,984
FHLB advances due 2027	3,000	—
Total FHLB advances	$153,983	$176,483
FHLB Advances
As of June 30, 2021, we had $154.0 million of fixed-rate advances outstanding with a weighted average interest rate of 1.03%. Interest on the FHLB advances is payable quarterly, or at maturity if the term of the advance is less than 90 days. Principal is due at maturity. For obligations with maturities greater than or equal to 90 days, we may prepay the debt at any time, subject to a prepayment fee calculation.
The principal balance of the FHLB advances are required to be collateralized by eligible assets with a market value that must be maintained generally within a minimum range of 103% to 111% of the amount borrowed, depending on the type of assets pledged. Our fixed-maturities available for sale and trading securities include securities totaling $175.5 million and $188.0 million at June 30, 2021 and December 31, 2020, respectively, which serve as collateral for our FHLB advances to satisfy this requirement. See Note 12 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for additional information about our FHLB advances.
Revolving Credit Facility
Radian Group has in place a $267.5 million unsecured revolving credit facility with a syndicate of bank lenders, which has a maturity date of January 18, 2022. At June 30, 2021, Radian Group was in compliance with all of the credit facility covenants, and there were no amounts outstanding. For more information regarding our revolving credit facility, including certain of its terms and covenants, see Note 12 of Notes to Consolidated Financial Statements in our 2020 Form 10-K.

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
Lease Liability
Our lease liability represents the present value of future lease payments over the lease term. Our operating lease liability was $56.0 million and $53.4 million as of June 30, 2021 and December 31, 2020, respectively, and is classified in other liabilities in our condensed consolidated balance sheets. See Note 9 for additional information on our operating lease right-of-use assets, including an impairment recognized in the second quarter of 2021 related to a decision to sublease the office space in our current corporate headquarters.
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
repurchase shares up to $475 million, excluding commissions, and extended the expiration of this program from July 31, 2020 to August 31, 2021. In March 2021, the Company entered into a new 10b5-1 plan and resumed purchases under this program which had been temporarily suspended in March 2020 in response to the COVID-19 pandemic. During the three and six months ended June 30, 2021, the Company purchased 3,892,456 and 4,305,597 shares at an average price of $23.14 and $22.92 per share, respectively, including commissions. As of June 30, 2021, purchase authority of up to $100.2 million remained available under this program.
During July, the Company purchased 2,808,658 shares of its common stock under its share repurchase program at an average price of $21.86 per share, including commissions. After giving consideration to these repurchases, purchase authority of up to $38.9 million remained available under this program.
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
Share-Based and Other Compensation Programs
During the second quarter of 2021, executive and non-executive officers were granted time-vested and performance-based RSUs to be settled in common stock. The maximum payout of performance-based RSUs at the end of the three-year performance period is 200% of a grantee’s target number of RSUs granted. The vesting of the performance-based RSUs granted to executive and non-executive officers is based upon the cumulative growth in Radian’s book value per share, adjusted for certain defined items, over a three-year performance period. Performance-based RSUs granted to executive officers are subject to a one-year post vesting holding period.
The time-vested RSU awards granted to executive and non-executive officers in 2021 generally vest in pro rata installments on each of the first three anniversaries of the grant date. In addition, time-vested RSU awards were also granted to non-employee directors and generally are subject to one-year cliff vesting. See Note 17 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for additional information regarding the Company’s share-based and other compensation programs.
Information with regard to RSUs to be settled in stock for periods indicated is as follows.

Rollforward of RSUs

	Performance-Based		Time-Vested
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2020 (1)	2,186,244	$15.71	2,118,885	$13.16
Granted (2)	580,180	$20.40	461,339	$21.56
Performance adjustment (3)	421,357	$—	—	$—
Vested (4)	(811,578)	$15.98	(438,825)	$15.82
Forfeited	(14,371)	$16.80	(13,829)	$16.13
Outstanding, June 30, 2021 (1)	2,361,832	$16.78	2,127,570	$14.41
(1)Outstanding RSUs represent shares that have not yet been issued because not all conditions necessary to earn the right to benefit from the instruments have been satisfied. The final number of RSUs distributed depends on the cumulative growth in Radian's book value over the respective three-year performance period and, with the exception of certain retirement-eligible employees, continued service through the vesting date, which could result in changes in vested RSUs.
(2)For performance-based RSUs, number represents the number of target shares at grant date.
(3)For performance-based RSUs, represents the difference between the number of target shares at grant date and the number of shares vested at settlement, which can range from 0 to 200% of target depending on results over the applicable performance periods.
(4)Represents amounts vested during the year, including the impact of performance adjustments for performance-based awards.

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
15. Accumulated Other Comprehensive Income (Loss)
The following table shows the rollforward of accumulated other comprehensive income (loss) as of the periods indicated.

Rollforward of accumulated other comprehensive income

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$147,766	$31,031	$116,735	$333,829	$70,104	$263,725
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	81,617	17,140	64,477	(104,926)	(22,034)	(82,892)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (loss) (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	2,375	499	1,876	1,585	333	1,252
Net decrease (increase) in expected credit losses	608	128	480	918	193	725
Other comprehensive income (loss)	78,634	16,513	62,121	(107,429)	(22,560)	(84,869)
Balance at end of period	$226,400	$47,544	$178,856	$226,400	$47,544	$178,856

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$37,722	$7,921	$29,801	$139,858	$29,370	$110,488
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	234,249	49,193	185,056	142,738	29,975	112,763
Less: Reclassification adjustment for net gains (losses) on investments included in net income (loss) (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	6,195	1,301	4,894	16,820	3,532	13,288
Net decrease (increase) in expected credit losses	(2,782)	(584)	(2,198)	(2,782)	(584)	(2,198)
Other comprehensive income (loss)	230,836	48,476	182,360	128,700	27,027	101,673
Balance at end of period	$268,558	$56,397	$212,161	$268,558	$56,397	$212,161
(1)Included in net gains (losses) on investments and other financial instruments on our condensed consolidated statements of operations.

Table of Contents Glossary	Radian Group Inc. Notes to Unaudited Condensed Consolidated Financial Statements
16. Statutory Information
Our insurance subsidiaries’ statutory net income for the year-to-date periods ended June 30, 2021 and 2020 and statutory policyholders’ surplus as of June 30, 2021 and December 31, 2020 were as follows.

Statutory net income

	Six Months Ended June 30,
(In thousands)	2021	2020
Radian Guaranty	$348,307	$103,153
Radian Reinsurance	7,418	27,039
Other Mortgage Subsidiaries	629	378
Radian Title Insurance	2,623	843

Statutory policyholders’ surplus

(In thousands)	June 30, 2021	December 31, 2020
Radian Guaranty	$595,981	$481,484
Radian Reinsurance	364,783	360,704
Other Mortgage Subsidiaries	42,331	41,327
Radian Title Insurance	31,627	28,849
State insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations, as described below. As of June 30, 2021, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $4.6 billion of our consolidated net assets.
In light of Radian Guaranty’s negative unassigned surplus related to operating losses in prior periods and the ongoing need to set aside contingency reserves, which totaled $3.6 billion as of June 30, 2021, we do not anticipate that Radian Guaranty will be permitted under applicable insurance laws to pay ordinary dividends or other distributions to Radian Group for the foreseeable future without the prior approval from the Pennsylvania Insurance Department.
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a maximum ratio of net RIF relative to statutory capital, or Risk-to-capital. There are 16 RBC States that currently impose a Statutory RBC Requirement. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, a mortgage insurer must satisfy a MPP Requirement. Radian Guaranty was in compliance with all applicable Statutory RBC Requirements and MPP Requirements in each of the RBC States as of June 30, 2021. Radian Guaranty’s Risk-to-capital was 11.4:1 and 12.7:1 as of June 30, 2021 and December 31, 2020, respectively. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves. Our other mortgage insurance and title insurance subsidiaries were also in compliance with all statutory and counterparty capital requirements as of June 30, 2021.
In addition, in order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. At June 30, 2021, Radian Guaranty is an approved mortgage insurer under the PMIERs and is in compliance with the current PMIERs financial requirements. Under the PMIERs there are increased financial requirements for loans in default, including as a result of natural disasters and pandemics. As a result, increases in defaults related to the COVID-19 pandemic have subjected Radian Guaranty to an increase in Minimum Required Assets under the PMIERs, and if these continue or increase, would continue to negatively impact our results of operations and could impact our compliance with the PMIERs. See Note 1 for discussion about the elevated risks and uncertainties associated with the COVID-19 pandemic and Note 16 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for additional information regarding the PMIERs, including the benefit provided by the Disaster Related Capital Charge.
Effective April 1, 2021, the Pennsylvania Insurance Department approved the termination of the 2020 Surplus Note via a conversion to Radian Guaranty’s gross paid-in and contributed surplus account. This conversion had no effect on Radian Guaranty’s total statutory policyholders’ surplus, Risk-to-capital or PMIERs Cushion.
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
The following analysis of our financial condition and results of operations for the three and six months ended June 30, 2021 provides information that evaluates our financial condition as of June 30, 2021 compared with December 31, 2020 and our results of operations for the three and six months ended June 30, 2021, compared to the same period last year. Certain terms and acronyms used throughout this report are defined in the Glossary of Abbreviations and Acronyms included as part of this report. In addition, investors should review the “Cautionary Note Regarding Forward-Looking Statements—Safe Harbor Provisions” above, and “Item 1A. Risk Factors” in our 2020 Form 10-K for a discussion of those risks and uncertainties that have the potential to adversely affect our business, financial condition, results of operations, cash flows or prospects. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. See “Overview” and Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Overview
We are a diversified mortgage and real estate business with two reportable business segments—Mortgage and homegenius. Our Mortgage segment provides credit-related insurance coverage, principally through private mortgage insurance on residential first-lien mortgage loans, as well as other credit risk management, contract underwriting and fulfillment solutions, to mortgage lending institutions and mortgage credit investors. Our homegenius segment offers a broad array of title, valuation, asset management, SaaS and other real estate services to mortgage lenders, mortgage and real estate investors, GSEs, real estate brokers and agents. Our homegenius segment was previously named “Real Estate” and during the second quarter of 2021 we renamed it “homegenius” to align with updates to our branding strategy for the segment’s products and services. As further discussed in Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements, the homegenius segment name change had no impact on the composition of our segments or on our previously reported historical financial position, results of operations, cash flow or segment level results.
Current Operating Environment
As a seller of mortgage credit protection and other mortgage and credit risk management solutions, our Mortgage business results are subject to macroeconomic conditions and other events that impact the housing, real estate and housing finance markets, the credit performance of our underlying insured assets and our future business opportunities, including the current global pandemic as well as seasonal fluctuations that specifically affect the mortgage origination environment. The macroeconomic conditions, seasonality and other events that impact the housing, mortgage finance and related real estate markets also affect the demand for our products and services offered through our homegenius segment.
The unprecedented and continually evolving social and economic impacts associated with the COVID-19 pandemic on the U.S. and global economies generally, and in particular on the U.S. housing, real estate and housing finance markets, had a

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
negative effect on our business and our financial results for the second quarter of 2020, and since then to a lesser extent. See “—COVID-19 Impacts” below for further discussion of the impacts on our business associated with the COVID-19 pandemic, including an increase in our new defaults and in our Minimum Required Assets under the PMIERs financial requirements.
Despite the effects of the COVID-19 pandemic, we wrote record levels of NIW in 2020, totaling $105.0 billion. In the first half of 2021 we wrote NIW of $41.8 billion, a decrease of 1% compared to our NIW in the first half of 2020. We continue to believe that the long-term housing market fundamentals and outlook remain positive, including low interest rates, demographics supporting growth in the population of first-time homebuyers and a relatively constrained supply of homes available for sale. However, the low interest rate environment in recent periods has also resulted in an increase in policy cancellations associated with the high level of refinance activity, which has reduced our Persistency Rate, and in turn contributed to a reduction in our IIF, particularly as a result of a decline in our Single Premium Policies. This refinance activity has moderated in the three months ended June 30, 2021, and if this trend continues in the second half of 2021 we would expect the Persistency Rate for our portfolio to increase. See “Mortgage Insurance Portfolio” for additional details on our NIW and IIF.
In recent years, Radian and other participants in the private mortgage insurance industry have engaged in a range of risk distribution transactions and strategies and implemented enhanced risk-based pricing frameworks, which we believe have helped increase the financial strength and flexibility of the mortgage insurance industry by mitigating credit risk and financial volatility through varying economic cycles. As of June 30, 2021, 71% of our primary RIF is subject to a form of risk distribution and our estimated reinsurance recoverables related to our mortgage insurance portfolio were $74.0 million. Our use of risk distribution structures has reduced our required capital and enhanced our projected return on capital, and we expect these structures to provide a level of protection in periods of economic stress.
COVID-19 Impacts
The COVID-19 pandemic has created periods of significant economic disruption, high unemployment, volatility and disruption in financial markets, and required adjustments in the housing finance system and real estate markets. In addition, the pandemic has resulted in travel restrictions, temporary business shutdowns, and stay-at-home, quarantine, and similar orders, all of which contributed to a rapid and significant rise in unemployment that peaked in the second quarter of 2020. Since then, businesses have been reopened, and unemployment levels have declined from their peak, but numerous operating limitations such as social distancing and extensive health and safety measures continue to limit operations. As a result, unemployment levels remain elevated compared to pre-pandemic levels, and may remain elevated or may rise if the current economic disruption is prolonged, especially in light of the recent spread of COVID-19 variants.
As a result of the COVID-19 pandemic and its impact on the economy, including the significant increase in unemployment, we experienced a material increase in new defaults in 2020, substantially all of which related to defaults of loans subject to forbearance programs implemented in response to the COVID-19 pandemic. The increase in the number of new mortgage defaults resulting from the COVID-19 pandemic has had a negative effect on our results of operations and our reserve for losses beginning in the second quarter of 2020. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our reserve for losses.
Our primary default rate was 4.0% at June 30, 2021, down from a peak of 6.5% at June 30, 2020, which was elevated by the material increase in new defaults in the three months ended June 30, 2020. Favorable trends in the number of new defaults and Cures were the primary drivers of the decline in our default inventory and default rate, compared to their peaks at June 30, 2020. The number, timing and duration of new defaults and, in turn, the number of defaults that ultimately result in claims will depend on a variety of factors, including the scope, severity and duration of the COVID-19 pandemic, the resulting impact on the economy, including with respect to unemployment and housing prices, and the effectiveness of forbearance and other government efforts such as financial stimulus programs, to provide long-term economic and individual relief to assist homeowners. Consequently, the number and rate of total defaults is difficult to predict and will depend on the foregoing and other factors, including the number and timing of Cures and claims paid and the net impact on IIF from our Persistency Rate and future NIW. See “Item 1A. Risk Factors” in our 2020 Form 10-K for additional discussion of these factors and other risks and uncertainties.
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
The application of the Disaster Related Capital Charge has significantly reduced the total amount of assets that Radian Guaranty otherwise would be required to hold against COVID-19 Defaulted Loans under the PMIERs. Nonetheless, even after giving effect to the Disaster Related Capital Charge, since March 31, 2020, the overall volume of new defaults resulting from the pandemic has resulted in an increase in Radian Guaranty’s Minimum Required Assets and negatively impacted Radian Guaranty’s PMIERs Cushion as of June 30, 2021. While we expect Radian Guaranty to continue to maintain its eligibility status with the GSEs, there are possible scenarios in which the number of new defaults could impact Radian Guaranty’s ability to comply with the PMIERs financial requirements. See “Item 1A. Risk Factors—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” in our 2020 Form 10-K.
As further described in this report, as a result of the COVID-19 pandemic, we have experienced increased financial requirements under the PMIERs, lower Persistency Rates due to a low interest rate environment and increased reserves for losses due to higher new defaults. Although we are uncertain of the ultimate magnitude or duration of the business and economic impacts of the COVID-19 pandemic, we expect that certain future developments, such as anticipated increases in our claims paid once current foreclosure moratoriums are lifted, will have an adverse impact on aspects of our business in future periods. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements in this report and “Item 1A. Risk Factors—The COVID-19 pandemic has adversely impacted us, and its ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic and actions taken by governmental authorities in response to the pandemic” in our 2020 Form 10-K for additional information.
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
Under the terms of the COVID-19 Amendment, the COVID-19 Crisis Period ended March 31, 2021. As a result, as of April 1, 2021 the Disaster Related Capital Charge is no longer applied to all new defaults, and instead is applied only to new defaults if they are subject to a COVID-19 forbearance plan, regardless of whether the forbearance plan was entered into before or after the expiration of the COVID-19 Crisis Period. The Disaster Related Capital Charge will continue to be applied to these COVID-19 Defaulted Loans for as long as they remain in the COVID-19 forbearance plan. With respect to defaults that occurred during the COVID-19 Crisis Period, the Disaster Related Capital Charge will continue to apply until: (i) they fail to enter a COVID-19 forbearance program within three calendar months beginning with the month the loan becomes non-performing (i.e., missed two monthly payments) or (ii) for defaults subject to a COVID-19 forbearance plan, repayment plan or loan modification trial period, they exit the program, plan or trial period without curing the default status. Given the ongoing improvement in new default trends, we do not expect the expiration of the COVID-19 Crisis Period to have a material impact on our business, results of operations or financial condition.
Further, pursuant to the National Emergency Guidelines, through June 30, 2021, certain capital preservation measures were instituted that required the consent of the GSEs for private mortgage insurers, including Radian Guaranty, to: (i) pay dividends or make payments of principal or increase payments of interest beyond those commitments made prior to June 30, 2020 associated with the Surplus Notes; (ii) make any other payments, unless related to expenses incurred in the normal course of business or to commitments made prior to June 30, 2020; (iii) pledge or transfer asset(s) to any affiliate or investor;

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
or (iv) enter into any new arrangements or alter any existing arrangements under tax-sharing and intercompany expense-sharing agreements other than renewals and extensions of agreements in effect prior to June 30, 2020 (collectively, the “Capital Preservation Actions”). Effective July 1, 2021, the National Emergency Guidelines were modified to extend the capital preservation measures through December 31, 2021 and to provide an exception that would permit Radian Guaranty and the other private mortgage insurers to pay dividends and take the other Capital Preservation Actions without the GSEs’ prior consent as long as the private mortgage insurer’s PMIERs Cushion remains above an applicable threshold, as further described below. From July 1, 2021 through September 30, 2021, a private mortgage insurer may pay dividends or take the other Capital Preservation Actions without the prior consent of the GSEs as long as its PMIERs Cushion is 50% or greater than its Minimum Required Assets and taking such actions would not cause its PMIERs cushion to fall below 50% of its Minimum Required Assets as of the end of the quarter ending September 30, 2021. From October 1, 2021 through December 30, 2021, a private mortgage insurer may pay dividends or take the other Capital Preservation Actions without the prior consent of the GSEs as long as its PMIERs Cushion is 15% or greater than its Minimum Required Assets and taking such actions would not cause its PMIERs Cushion to fall below 15% of its Minimum Required Assets as of the end of the quarter ending December 31, 2021.
For additional information on the risks associated with the expiration of the COVID-19 Crisis Period and the capital preservation measures, see “Item 1A. Risk Factors—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” and “Radian Group’s sources of liquidity may be insufficient to fund its obligations” in our 2020 Form 10-K.
Change in FHFA Leadership
On June 23, 2021, following a U.S. Supreme Court decision that determined that the FHFA director may be removed by the President other than for cause, President Biden removed FHFA director Dr. Mark Calabria, who was appointed under the Trump Administration, and appointed Sandra Thompson as acting director of the FHFA. As discussed under “Item 1A. Risk Factors—Changes in the charters, business practices, or role of the GSEs in the U.S. housing market generally, could significantly impact our businesses” in our 2020 Form 10-K, a change in leadership at the FHFA could alter the policy priorities at the FHFA and modify the GSEs’ business practices in ways that have a significant impact on our businesses.
Qualified Mortgage (QM) Requirements - Ability to Repay Requirements
Under the Dodd-Frank Act, mortgage lenders must make a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan (the “Ability to Repay Rule”). The Dodd-Frank Act provides that a creditor may presume that a borrower will be able to repay a loan if the loan has certain low-risk characteristics that meet the definition of a qualified mortgage, or QM (the “QM Rule”). This QM presumption is generally rebuttable; however, loans that are deemed to have the lowest risk profiles are granted a safe harbor from liability (“QM Safe Harbor”) related to the borrower’s ability to repay the loan. In implementing the QM Rule, the Consumer Financial Protection Bureau (“CFPB”) established rigorous underwriting and product feature requirements for loans to be deemed QMs (“Original QM Definition”), including that the borrower does not exceed a 43% debt-to-income ratio after giving effect to the loan. As part of the Original QM Definition, the CFPB also created a special exemption for the GSEs, which is generally referred to as the “QM Patch,” that allows any loan that meets the GSE underwriting and product feature requirements to be deemed to be a QM, regardless of whether the loan exceeds the 43% debt-to-income ratio. The QM Patch expired on July 1, 2021.
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

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Recent Company Developments
During the second quarter of 2021, we introduced “homegenius” as the new name for our former Real Estate segment. We renamed the segment “homegenius” to align with updates to our branding strategy for the segment’s products and services. Our homegenius business segment encompasses a suite of existing and emerging digital products and services that leverage big data and analytics and are powered by advanced technology to serve real estate agents, lenders, investors and consumers across the real estate ecosystem. We expect the homegenius segment to contribute to the future growth and results of operations of the Company.
During the second quarter of 2021, in response to the COVID-19 pandemic and Radian’s successful transition to a virtual work environment, we made the decision to exit, and to actively market for sublease, all office space in our current corporate headquarters. As part of this change, we also entered into a new lease with reduced square footage at another Philadelphia area location, which will offer flexible, virtual and hybrid work arrangements to our employees and upon opening we intend to designate as our new corporate headquarters location. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information, including details on related impairments.
Key Factors Affecting Our Results
The key factors affecting our results are discussed in our 2020 Form 10-K. There have been no material changes to these key factors.
Mortgage Insurance Portfolio

IIF by origination vintage (1)

Primary Insurance in Force ($ in billions)
$0
$100
$200
$237.3
$246.1
$241.3
June 30, 2021
December 31, 2020
June 30, 2020

		Insurance in Force as of:
	Vintage written in: ($ in billions)	June 30, 2021		December 31, 2020		June 30, 2020
¢	2021	$41.0	17.3%	$—	—%	$—	—%
¢	2020	86.9	36.6	98.8	40.2	41.5	17.2
¢	2019	32.3	13.6	44.6	18.1	58.4	24.2
¢	2018	16.7	7.1	23.5	9.5	33.1	13.7
¢	2017	15.2	6.4	21.2	8.6	30.4	12.6
¢	2016	13.0	5.5	17.5	7.1	24.6	10.2
¢	2009 - 2015	19.1	8.0	25.7	10.5	36.1	15.0
¢	2008 & Prior (2)	13.1	5.5	14.8	6.0	17.2	7.1
	Total	$237.3	100.0%	$246.1	100.0%	$241.3	100.0%

(1)Policy years represent the original policy years, and have not been adjusted to reflect subsequent refinancing activity under HARP.
(2)Adjusted to reflect subsequent refinancing activity under HARP, these percentages would decrease to 3.5%, 3.7% and 4.2% as of June 30, 2021, December 31, 2020 and June 30, 2020, respectively.
New Insurance Written
A key component of our current business strategy is to write profitable NIW. We wrote $21.7 billion and $41.8 billion of primary new mortgage insurance in the three and six months ended June 30, 2021, respectively, compared to $25.5 billion and $42.1 billion of NIW in the three and six months ended June 30, 2020, respectively. As shown in the chart above, IIF decreased to $237.3 billion at June 30, 2021, from $246.1 billion at December 31, 2020, driven by a lower Persistency Rate, partially offset by our NIW for the first six months of 2021.
Our NIW decreased by 14.9% and 0.9% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, due to our lower market share partially offset by increases in purchase mortgage originations. According to industry forecasts, total mortgage origination volume was higher for the three and six months ended June 30, 2021, as compared to the comparable period in 2020, due to a strong purchase market and, for the six months ended June 30, 2021, an increase in refinance originations resulting from the low interest rate environment.
Although it is difficult to project future volumes, recent market projections for 2021 estimate total mortgage originations of approximately $3.9 trillion, which would represent a decline in the total annual mortgage origination market of 5-10% as

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
compared to 2020, with a private mortgage insurance market of $550 to $600 billion. This outlook anticipates a decrease in refinance originations in the second half of 2021. While expectations for refinance volume vary, there is consensus around a large purchase market driven by increased home sales, which is a positive for mortgage insurers given the higher likelihood that purchase loans will utilize private mortgage insurance as compared to refinance loans. If refinance volume declines, we would expect the Persistency Rate for our portfolio to increase, benefiting the size of our IIF portfolio. See "Overview—COVID-19 Impacts” above and “Item 1A. Risk Factors” in our 2020 Form 10-K for more information.
NIW for direct Single Premiums include policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically after the loans have been originated). The following table provides selected information as of and for the periods indicated related to our mortgage insurance NIW.

NIW

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
NIW	$21,662	$25,459	$41,761	$42,143
Primary risk written	$5,236	$5,864	$9,747	$9,758
Average coverage percentage	24.2%	23.0%	23.3%	23.2%

NIW by loan purpose
Purchases	77.1%	56.4%	68.5%	60.3%
Refinances	22.9%	43.6%	31.5%	39.7%

Total borrower-paid NIW	99.1%	97.8%	99.2%	97.4%

NIW by premium type
Direct Monthly and Other Recurring Premiums	93.1%	84.7%	91.7%	83.3%
Direct single premiums (1)	6.9%	15.3%	8.3%	16.7%

NIW by FICO Score (2)
>=740	61.4%	67.3%	62.9%	66.6%
680-739	33.1%	30.1%	32.3%	30.5%
620-679	5.5%	2.6%	4.8%	2.9%

NIW by LTV
95.01% and above	10.9%	8.3%	9.5%	8.9%
90.01% to 95.00%	40.4%	36.4%	36.2%	36.9%
85.01% to 90.00%	27.6%	29.8%	29.4%	30.0%
85.00% and below	21.1%	25.5%	24.9%	24.2%
(1)Borrower-paid Single Premium Policies were 6.6% and 8.0% of NIW for the three and six months ended June 30, 2021, respectively, compared to 13.6% and 14.8% for the same periods in 2020, respectively. See “Item 1. Business—Regulation—Federal Regulation—GSE Requirements” in our 2020 Form 10-K for additional information.
(2)For loans with multiple borrowers, the percentage of NIW by FICO score represents the lowest of the borrowers’ FICO scores.
Insurance and Risk in Force
IIF at June 30, 2021 decreased 1.7% as compared to the same period last year, reflecting a 28.2% decline in Single Premium Policies in force, partially offset by an 8.1% increase in Monthly Premium Policies in force. Historically, there is a close correlation between interest rates and Persistency Rates. Lower interest rate environments generally increase refinancings, which increase the cancellation rate of our insurance and negatively affect our Persistency Rates. As shown in the table below, our Persistency Rate for the 12 months ended June 30, 2021 declined as compared to the same period in 2020. The decline in our Persistency Rate and the related decline in our Single Premium Policies in force at June 30, 2021, were attributable to increased refinance activity resulting from historically low interest rates, which led to an increase in Single

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Premium Policy cancellations. This increase in Single Premium Policy cancellations was the primary driver of the decrease in unearned premiums on our condensed consolidated balance sheet at June 30, 2021 as compared to December 31, 2020.
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
Historical loan performance data indicates that credit scores and underwriting quality are key predictors of credit performance. As of June 30, 2021, substantially all of our total primary RIF is comprised of our portfolio of business written subsequent to 2008 and has consisted primarily of high credit quality loans with significantly better credit performance than loans originated during 2008 and prior periods. Although our actual and expected future losses on our portfolio written after 2008, together with refinancings under HARP, are significantly lower than those experienced on our NIW prior to and including 2008, the impact to our future losses from the COVID-19 pandemic, including from elevated levels of unemployment, which may be prolonged, is highly uncertain.
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

IIF and RIF

($ in millions)	June 30, 2021	December 31, 2020	June 30, 2020
Primary IIF	$237,302	$246,144	$241,306
Primary RIF	$58,040	$60,656	$60,311
Average coverage percentage	24.5%	24.6%	25.0%

Total primary RIF on defaulted loans	$2,345	$3,250	$4,263

Persistency Rate (12 months ended)	57.7%	61.2%	70.2%
Persistency Rate (quarterly, annualized) (1)	66.3%	60.4%	63.8%

Total borrower-paid RIF	88.4%	86.3%	81.2%

Primary RIF by Premium Type
Direct Monthly and Other Recurring Premiums	81.2%	79.1%	73.8%
Direct single premiums (2)	18.8%	20.9%	26.2%

Primary RIF by FICO Score (3)
>=740	57.5%	57.5%	57.4%
680-739	34.8%	34.6%	34.3%
620-679	7.2%	7.3%	7.7%
<=619	0.5%	0.6%	0.6%

Primary RIF by LTV
95.01% and above	14.5%	14.4%	14.2%
90.01% to 95.00%	48.5%	49.3%	50.4%
85.01% to 90.00%	28.1%	28.0%	28.1%
85.00% and below	8.9%	8.3%	7.3%
(1)The Persistency Rate on a quarterly, annualized basis is calculated based on loan-level detail for the quarter ending as of the date shown. It may be impacted by seasonality or other factors, including the level of refinance activity during the applicable periods, and may not be indicative of full-year trends.
(2)Borrower-paid Single Premium Policies were 9.2%, 9.4% and 9.9% of primary RIF for the periods indicated, respectively.
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

PMIERs benefit from risk distribution

($ in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
PMIERs impact - reduction in Minimum Required Assets
Excess-of-Loss Program	$907,112	$912,734	$970,294
Single Premium QSR Program	355,115	423,712	517,028
QSR Program	16,545	22,712	30,837
Total PMIERs impact	$1,278,772	$1,359,158	$1,518,159
Percentage of gross Minimum Required Assets	28.7%	28.8%	32.0%

Results of Operations—Consolidated
Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three and six months ended June 30, 2021 and June 30, 2020 primarily reflect the financial results and performance of our two reportable business segments—Mortgage and homegenius. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding modifications to our segment reporting in 2020, including for the wind down of our traditional appraisal business announced in the fourth quarter of 2020. All changes in 2020 to the composition of our reportable segments have been reflected in our segment operating results for all periods presented. See “Results of Operations—Mortgage” and “Results of Operations—homegenius” for the operating results of these business segments for the three and six months ended June 30, 2021, compared to the same periods in 2020.
In addition to the results of our operating segments, pretax income (loss) is also affected by those factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results” in our 2020 Form 10-K.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table highlights selected information related to our consolidated results of operations for the three and six months ended June 30, 2021 and 2020.

Summary results of operations - Consolidated

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
(In millions, except per-share amounts)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Pretax income (loss)	$195.5	$(42.2)	$237.7	$356.7	$139.1	$217.6
Net income (loss)	155.2	(30.0)	185.2	280.8	110.5	170.3
Diluted net income (loss) per share	0.80	(0.15)	0.95	1.44	0.56	0.88
Book value per share at June 30	23.02	20.82	2.20	23.02	20.82	2.20
Net premiums earned (1)	254.8	249.3	5.5	526.6	526.7	(0.1)
Services revenue (2)	29.5	28.1	1.4	52.4	60.0	(7.6)
Net investment income (1)	36.3	38.7	(2.4)	74.5	79.7	(5.2)
Net gains (losses) on investments and other financial instruments	15.7	47.3	(31.6)	10.5	25.2	(14.7)
Provision for losses (1)	3.6	304.4	300.8	49.8	340.4	290.6
Policy acquisition costs (1)	4.8	6.0	1.2	13.8	13.4	(0.4)
Cost of services (2)	24.6	18.0	(6.6)	44.9	40.1	(4.8)
Other operating expenses (3)	86.5	60.6	(25.9)	156.7	129.7	(27.0)
Interest expense (1)	21.1	16.7	(4.4)	42.2	28.9	(13.3)
Income tax provision (benefit)	40.3	(12.3)	(52.6)	75.9	28.6	(47.3)
Adjusted pretax operating income (loss) (4)	184.7	(88.5)	273.2	352.0	116.1	235.9
Adjusted diluted net operating income (loss) per share (4)	0.75	(0.36)	1.11	1.43	0.46	0.97
Return on equity	14.5%	(3.1)%	17.6%	13.0%	5.5%	7.5%
Adjusted net operating return on equity (4)	13.6%	(7.1)%	20.7%	12.9%	4.6%	8.3%
(1)Relates primarily to the Mortgage segment. See “Results of Operations—Mortgage” for more information.
(2)Relates primarily to our homegenius segment. See “Results of Operations—homegenius” for more information.
(3)See “Results of Operations—Mortgage,” “Results of Operations—homegenius” and “Results of Operations—All Other” for more information on both direct and allocated operating expenses.
(4)See “—Use of Non-GAAP Financial Measures” below.
Net Income (Loss). As discussed in more detail below, our net income for the three and six months ended June 30, 2021, increased as compared to the same periods in 2020, primarily reflecting a decrease in provision for losses related to our Mortgage segment. Partially offsetting this item was: (i) a decrease in net gains on investments and other financial instruments; (ii) an increase in other operating expenses; and (iii) an increase in interest expense.
Diluted Net Income (Loss) Per Share. The increase in diluted net income per share for the three and six months ended June 30, 2021, compared to the same periods in 2020, is primarily due to the increase in net income, as discussed above.
Book Value Per Share. The increase in book value per share from $22.36 at December 31, 2020, to $23.02 at June 30, 2021, is primarily due to our net income for the six months ended June 30, 2021. Partially offsetting this item is: (i) a decrease of $0.44 per share due to unrealized losses in our available for sale securities, recorded in accumulated other comprehensive income and (ii) a $0.27 per share impact of dividends.
Net Gains (Losses) on Investments and Other Financial Instruments. The decrease in net gains on investments and other financial instruments for the three months ended June 30, 2021 as compared to the same period in 2020, is primarily due to: (i) a decrease in net unrealized gains on our trading securities; (ii) a decrease in net realized gains on our fixed-maturities available for sale; and (iii) a decrease in the fair value of our embedded derivatives. The decrease in net gains on investments and other financial instruments for the six months ended June 30, 2021, as compared to the same period in 2020, is primarily due to: (i) a decrease in net realized gains on our fixed-maturities available for sale; (ii) a decrease in the fair value of our embedded derivatives; and (iii) a decrease in gains on other financial instruments. These decreases were partially offset by an

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
increase in net unrealized gains on our trading securities. See Notes 5 and 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about the embedded derivatives associated with our reinsurance obtained through mortgage linked-notes transactions and net gains (losses) on investments, respectively.
Income Tax Provision. Our income tax provision increased in 2021 primarily due to higher pretax income. Our effective tax rate was 20.6% and 21.3% for the three and six months ended June 30, 2021, respectively, as compared to 29.1% and 20.5% for the same respective periods in 2020. Our effective tax rate for the three and six months ended June 30, 2021 approximated the federal statutory rate of 21%. The increase in our effective tax rate for the three months ended June 30, 2020 was primarily due to the proportional effects of permanent book-to-tax adjustments to our pretax loss for that three-month period.
Return on Equity. The change in return on equity is primarily due to the increase in net income for the three and six months ended June 30, 2021, as described above.
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
Adjusted pretax operating income (loss) is defined as GAAP consolidated pretax income (loss) excluding the effects of: (i) net gains (losses) on investments and other financial instruments; (ii) loss on extinguishment of debt; (iii) amortization and impairment of goodwill and other acquired intangible assets; and (iv) impairment of other long-lived assets and other non-operating items, such as impairment of internal-use software, gains (losses) from the sale of lines of business and acquisition-related income and expenses.
The following table provides a reconciliation of consolidated pretax income (loss) to our non-GAAP financial measure for the consolidated company of adjusted pretax operating income (loss).

Reconciliation of consolidated pretax income (loss) to consolidated adjusted pretax operating income (loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Consolidated pretax income (loss)	$195,496	$(42,224)	$356,685	$139,069
Less reconciling income (expense) items
Net gains (losses) on investments and other financial instruments	15,661	47,276	10,480	25,249
Amortization and impairment of other acquired intangible assets	(863)	(979)	(1,725)	(1,958)
Impairment of other long-lived assets and other non-operating items	(4,021)	(22)	(4,105)	(322)
Total adjusted pretax operating income (loss) (1)	$184,719	$(88,499)	$352,035	$116,100
(1)Total adjusted pretax operating income (loss) on a consolidated basis consists of adjusted pretax operating income (loss) for our Mortgage segment, our homegenius segment and All Other activities, as further detailed in Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.

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

Reconciliation of diluted net income (loss) per share to adjusted diluted net operating income (loss) per share

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Diluted net income (loss) per share	$0.80	$(0.15)	$1.44	$0.56
Less per-share impact of reconciling income (expense) items
Net gains (losses) on investments and other financial instruments	0.08	0.24	0.05	0.13
Amortization and impairment of other acquired intangible assets	—	(0.01)	(0.01)	(0.01)
Impairment of other long-lived assets and other non-operating items	(0.02)	—	(0.02)	—
Income tax (provision) benefit on reconciling income (expense) items (1)	(0.01)	(0.05)	(0.01)	(0.02)
Difference between statutory and effective tax rates	—	0.03	—	—
Per-share impact of reconciling income (expense) items	0.05	0.21	0.01	0.10
Adjusted diluted net operating income (loss) per share (1)	$0.75	$(0.36)	$1.43	$0.46
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

Reconciliation of return on equity to adjusted net operating return on equity

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Return on equity (1)	14.5%	(3.1)%	13.0%	5.5%
Less impact of reconciling income (expense) items (2)
Net gains (losses) on investments and other financial instruments	1.5	4.8	0.5	1.3
Amortization and impairment of other acquired intangible assets	(0.1)	(0.1)	(0.1)	(0.1)
Impairment of other long-lived assets and other non-operating items	(0.4)	—	(0.2)	—
Income tax (provision) benefit on reconciling income (expense) items (3)	(0.2)	(1.0)	—	(0.2)
Difference between statutory and effective tax rates	0.1	0.3	(0.1)	(0.1)
Impact of reconciling income (expense) items	0.9	4.0	0.1	0.9
Adjusted net operating return on equity	13.6%	(7.1)%	12.9%	4.6%
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
Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020
The following table summarizes our Mortgage segment’s results of operations for the three and six months ended June 30, 2021 and 2020.

Summary results of operations - Mortgage

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
(In millions)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Adjusted pretax operating income (loss) (1) (2)	$191.5	$(85.8)	$277.3	$365.7	$119.8	$245.9
Net premiums written	231.0	229.5	1.5	477.9	490.4	(12.5)
(Increase) decrease in unearned premiums	16.1	18.1	(2.0)	33.8	32.2	1.6
Net premiums earned	247.1	247.6	(0.5)	511.8	522.6	(10.8)
Services revenue	3.7	3.9	(0.2)	8.1	7.1	1.0
Net investment income	32.8	34.7	(1.9)	66.9	70.9	(4.0)
Provision for losses	3.3	304.0	300.7	49.2	339.3	290.1
Policy acquisition costs	4.8	6.0	1.2	13.8	13.4	(0.4)
Cost of services	3.2	2.1	(1.1)	6.4	3.9	(2.5)
Other operating expenses (2)	60.4	43.9	(16.5)	110.8	96.7	(14.1)
Interest expense	21.1	16.7	(4.4)	42.2	28.9	(13.3)
(1)Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.
(2)Includes allocation of corporate operating expenses of $33.0 million and $60.9 million for the three and six months ended June 30, 2021, respectively, and $25.4 million and $54.6 million for the same periods in 2020. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our allocation of corporate operating expenses to segments.
Adjusted Pretax Operating Income (Loss). Our Mortgage segment’s adjusted pretax operating income for the three and six months ended June 30, 2021, compared to adjusted pretax operating loss for the same period in 2020, primarily reflects a decrease in provision for losses. Partially offsetting this item is: (i) an increase in other operating expenses and (ii) an increase in interest expense. Our Mortgage segment’s adjusted pretax operating income for the six months ended June 30, 2021 as compared to the same period in 2020, was also impacted by a decrease in net premiums earned. See “—Net Premiums Written and Earned” and “—Provision for Losses” below for more information about our net premiums earned and provision for losses, respectively.
Net Premiums Written and Earned. Net premiums written for the three months ended June 30, 2021 increased, while net premiums written for the six months ended June 30, 2021 decreased, compared to the same periods in 2020. Higher ceded losses recorded in both the three and six months ended June 30, 2020, resulted in elevated ceded premiums due to a reduction in accrued profit commissions, which lowered net premiums written in those periods. The subsequent improvement in accrued profit commissions in 2021 was partially offset for the three months ended June 30, 2021, and more than offset for the six months ended June 30, 2021, by lower direct premium rates on our IIF portfolio compared to the same periods in 2020, as well as a lower proportion of Single Premium Policies.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The table below provides additional information about the components of mortgage insurance net premiums earned for the periods indicated, including the effects of our reinsurance programs.

Net premiums earned

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except as otherwise indicated)	2021	2020	2021	2020
Direct
Premiums earned, excluding revenue from cancellations	$243,077	$263,468	$499,982	$538,115
Single Premium Policy cancellations	31,592	50,023	70,102	74,156
Direct premiums	274,669	313,491	570,084	612,271
Assumed (1)	1,615	3,197	3,913	6,653
Ceded
Premiums earned, excluding revenue from cancellations	(27,324)	(26,493)	(52,697)	(55,102)
Single Premium Policy cancellations (2)	(9,036)	(14,424)	(20,145)	(21,607)
Profit commission—other (3)	7,162	(28,175)	10,595	(19,620)
Ceded premiums	(29,198)	(69,092)	(62,247)	(96,329)
Total net premiums earned	$247,086	$247,596	$511,750	$522,595

Direct premium yield (in basis points) (4)	41.1	44.3	41.7	45.3
Net premium yield (in basis points) (5)	41.5	41.0	42.3	43.4
Average primary IIF (in billions)	$238.1	$241.5	$241.7	$240.9
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
Net premiums earned decreased for the three and six months ended June 30, 2021 compared to the same periods in 2020, primarily due to: (i) a decrease in premiums earned on our in-force Single Premium Policies and Monthly Premium Policies and (ii) a decrease in the impact, net of reinsurance, from Single Premium Policy cancellations related to decreased refinance activity, as compared to the same period in 2020. These decreases were partially offset by a decrease in ceded premiums, which were elevated in 2020 due to reduced profit commissions as a result of higher ceded losses in 2020.
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

Ceded premiums earned

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Single Premium QSR Program	$12,473	$58,482	$31,942	$74,866
Excess-of-Loss Program	15,601	8,321	27,755	16,726
QSR Program	1,018	2,170	2,337	4,498
Other	106	119	213	239
Total ceded premiums earned (1)	$29,198	$69,092	$62,247	$96,329
Percentage of total direct and assumed premiums earned	10.3%	21.8%	10.5%	15.5%
(1)Does not include the benefit from ceding commissions on our Single Premium QSR Programs, which are included in other operating expenses on the consolidated statement of operations. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Net Investment Income. Lower investment yields, partially offset by higher average investment balances, resulted in decreases in net investment income for the three and six months ended June 30, 2021, compared to the same periods in 2020. Our higher average investment balances were a result of investing our positive cash flows from operations.
Provision for Losses. The following table details the financial impact of the significant components of our provision for losses for the periods indicated.

Provision for losses

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except reserve per new default)	2021	2020	2021	2020
Current period defaults (1)	$34.3	$309.2	$85.8	$356.6
Prior period defaults (2)	(31.0)	(5.3)	(36.7)	(17.2)
Second-lien mortgage loan premium deficiency reserve and other	—	0.1	0.1	(0.1)
Provision for losses	$3.3	$304.0	$49.2	$339.3
Loss ratio (3)	1.3%	122.8%	9.6%	64.9%
Reserve per new default (4)	$4,211	$4,908	$4,291	$4,887
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
Our mortgage insurance provision for losses for the three and six months ended June 30, 2021 decreased by $300.7 million and $290.1 million, respectively, as compared to the same periods in 2020. Reserves established for new default notices were the primary driver of our total incurred losses for the three and six months ended June 30, 2021 and 2020. Current period new primary defaults decreased significantly for the three and six months ended June 30, 2021, compared to the same periods in 2020, as shown below. The decreases primarily relate to a decrease in the number of new default notices related to the effects of the COVID-19 pandemic, as compared to the same periods last year. Our gross Default to Claim Rate assumption for new primary defaults was 8.0% at June 30, 2021, compared to 8.5% at June 30, 2020.
Our provision for losses during the three and six months ended June 30, 2021 benefited from favorable reserve development on prior period defaults, based on more favorable trends in Cures than originally estimated. As a result of these observed trends during the three and six months ended June 30, 2021, we made adjustments to the prior Default to Claim Rate assumptions for default notices reported between April 2020 and December 2020. See Notes 1 and 11 of Notes to Unaudited Condensed Consolidated Financial Statements and, in our 2020 Form 10-K, “Item 1A. Risk Factors” for additional information.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our primary default rate as a percentage of total insured loans at June 30, 2021 was 4.0% compared to 5.2% at December 31, 2020. The following table shows a rollforward of our primary loans in default.

Rollforward of primary loans in default

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning default inventory	50,106	19,781	55,537	21,266
New defaults	8,145	63,005	19,996	72,965
Cures	(17,681)	(12,588)	(34,818)	(23,554)
Claims paid	(98)	(443)	(241)	(914)
Rescissions and Claim Denials, net of Reinstatements (1)	(8)	(13)	(10)	(21)
Ending default inventory	40,464	69,742	40,464	69,742
(1)Net of any previous Rescissions and Claim Denials that were reversed and reinstated during the period. Such reinstated Rescissions and Claim Denials may ultimately result in a paid claim.
The following tables show additional information about our primary loans in default as of the dates indicated.

Primary loans in default - additional information

	June 30, 2021
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 2nd Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments
Three payments or less	6,891	17.0%	52	42.8%	$63,159	7.5%
Four to eleven payments	14,101	34.9	135	30.1	221,462	26.3
Twelve payments or more	19,170	47.4	822	18.3	540,250	64.3
Pending claims	302	0.7	N/A	12.6	15,893	1.9
Total	40,464	100.0%	1,009		840,764	100.0%
IBNR and other					5,464
LAE					21,180
Total primary reserve					$867,408

	December 31, 2020
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments
Three payments or less	12,504	22.5%	64	36.5%	$99,491	12.4%
Four to eleven payments	37,691	67.9	190	26.3	512,248	64.1
Twelve payments or more	5,067	9.1	861	5.4	172,161	21.5
Pending claims	275	0.5	N/A	8.2	15,614	2.0
Total	55,537	100.0%	1,115		799,514	100.0%
IBNR and other					9,966
LAE					20,172
Total primary reserve					$829,652
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
Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was approximately 34% and 24% at June 30, 2021 and December 31, 2020, respectively. This increase was primarily due to a shift in the mix of defaults during the three months ended June 30, 2021, given the smaller proportion of loans with fewer missed payments. Our net Default to Claim Rate and loss reserve estimate incorporates our expectations with respect to future Rescissions, Claim Denials and Claim Curtailments. Our estimate of such net future Loss Mitigation Activities, inclusive of claim withdrawals, reduced our loss reserve as of June 30, 2021 and December 31, 2020 by $29.8 million and $29.1 million, respectively. These expectations are based primarily on recent claim withdrawal activity and our recent experience with respect to the number of claims that have been denied due to the policyholder’s failure to submit sufficient documentation to perfect a claim within the time period permitted under our Master Policies and also our recent experience with respect to the number of insurance certificates that have been rescinded due to fraud, underwriter negligence or other factors.
Our mortgage insurance total loss reserve as a percentage of our mortgage insurance total RIF was 1.5% and 1.4% at June 30, 2021 and December 31, 2020, respectively. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our reserves for losses and a reconciliation of our Mortgage segment’s beginning and ending reserves for losses and LAE.
We considered the sensitivity of our loss reserve estimates at June 30, 2021 by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point absolute change in primary Claim Severity for our primary insurance risk exposure (which we estimated to be 98.3% of our risk exposure at June 30, 2021, compared to 97.5% at December 31, 2020), we estimated that our total loss reserve at June 30, 2021 would change by approximately $8.6 million. Assuming the portfolio mix and all other factors remain constant, for every one percentage point absolute change in our primary net Default to Claim Rate, we estimated a $24.4 million change in our primary loss reserve at June 30, 2021.
Total mortgage insurance claims paid of $4.2 million and $14.7 million for the three and six months ended June 30, 2021, respectively, decreased from claims paid of $22.8 million and $46.2 million for the same respective periods in 2020. The decrease in claims paid is primarily attributable to COVID-19-related forbearance plans and suspensions of foreclosure and evictions. Claims paid in both periods also include the impact of commutations and settlements. Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter, based on the rate that defaults cure and other factors (as described in “Item 1. Business—Mortgage Insurance—Defaults and Claims” in our 2020 Form 10-K) that make the timing of paid claims difficult to predict.
The following table shows net claims paid and average primary claim paid for the periods indicated.

Claims paid

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net claims paid (1)
Total primary claims paid	$4,870	$22,144	$11,481	$46,502
Total pool and other	(649)	639	(787)	(272)
Subtotal	4,221	22,783	10,694	46,230
Impact of commutations and settlements (2)	—	—	4,000	(56)
Total net claims paid	$4,221	$22,783	$14,694	$46,174

Total average net primary claim paid (1) (3)	$46.8	$47.9	$45.2	$49.2
Average direct primary claim paid (3) (4)	$48.4	$49.0	$46.8	$50.2
(1)Includes the impact of reinsurance recoveries and LAE.
(2)Includes payments to commute mortgage insurance coverage on certain performing and non-performing loans. For the six months ended June 30, 2021, primarily includes payments made to settle certain previously disclosed legal proceedings.
(3)Calculated without giving effect to the impact of other commutations and settlements.
(4)Before reinsurance recoveries.
Other Operating Expenses. Other operating expenses for the three and six months ended June 30, 2021 increased as compared to the same periods in 2020, primarily due to: (i) an increase in variable and share-based incentive compensation expense in 2021, including as part of allocated corporate operating expenses and (ii) a decrease in ceding commissions.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our expense ratio on a net premiums earned basis represents our Mortgage segment’s operating expenses (which include policy acquisition costs and other operating expenses, as well as allocated corporate operating expenses), expressed as a percentage of net premiums earned. Our expense ratio was 26.4% and 24.4% for the three and six months ended June 30, 2021, respectively, compared to 20.2% and 21.1% for the same periods in 2020, respectively. The increase in other operating expenses, as compared to the same periods in the prior year, was the primary driver of the increase in the expense ratio.
Interest Expense. The increase in interest expense for the three and six months ended June 30, 2021, as compared to the same periods in 2020, primarily reflects an increase in our senior notes outstanding in 2021 compared to 2020. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our senior notes.
Results of Operations—homegenius
Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020
As noted above in Results of Operations—Consolidated and as further discussed in Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements, we made certain modifications to our segment reporting in 2020. These changes to our reportable segments have been reflected in our homegenius segment operating results for all periods presented. The following table summarizes our homegenius segment’s results of operations for the three and six months ended June 30, 2021 and 2020.

Summary results of operations - homegenius

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
(In millions)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Adjusted pretax operating income (loss) (1) (2)	$(9.2)	$(3.9)	$(5.3)	$(19.7)	$(7.1)	$(12.6)
Net premiums earned	7.7	4.7	3.0	14.9	7.9	7.0
Services revenue	25.8	17.7	8.1	44.3	40.9	3.4
Cost of services	21.4	12.7	(8.7)	38.5	27.7	(10.8)
Other operating expenses (2)	20.9	13.4	(7.5)	39.8	27.3	(12.5)
(1)Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.
(2)Includes allocation of corporate operating expenses of $4.7 million and $8.7 million for the three and six months ended June 30, 2021, respectively, and $2.8 million and $6.2 million for the same periods in 2020, respectively.
Adjusted Pretax Operating Income (Loss). Our homegenius segment’s adjusted pretax operating loss for the three and six months ended June 30, 2021 was $9.2 million and $19.7 million, respectively, compared to adjusted pretax operating loss of $3.9 million and $7.1 million for the same periods in 2020, respectively. The increase in our adjusted pretax operating loss for the three and six months ended June 30, 2021, as compared to the same periods in 2020, was primarily driven by: (i) an increase in variable and share-based incentive compensation expense in 2021, including as part of allocated corporate operating expenses and (ii) continued strategic investments focused on our title and digital real estate businesses. Such investments contributed to an increase in total expenses, which was partially offset by increases in net premiums earned and services revenue attributable to our title and valuation services businesses.
Results of Operations—All Other
Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020
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

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table summarizes our All Other results of operations for the three and six months ended June 30, 2021 and 2020.

Summary results of operations - All Other

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
(In millions)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Adjusted pretax operating income (loss) (1)	$2.5	$1.2	$1.3	$5.9	$3.3	$2.6
Services revenue	—	6.6	(6.6)	0.1	12.2	(12.1)
Net investment income	3.4	3.9	(0.5)	7.6	8.5	(0.9)
Cost of services	—	3.2	3.2	—	8.7	8.7
Other operating expenses	1.2	3.1	1.9	2.1	5.2	3.1
(1)Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Consolidated Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Summary cash flows - Consolidated

	Six Months Ended June 30,
(In thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$275,896	$305,291
Investing activities	(76,393)	(580,435)
Financing activities	(155,742)	263,536
Increase (decrease) in cash and restricted cash	$43,761	$(11,608)
Operating Activities. Our most significant source of operating cash flows is from premiums received from our mortgage insurance policies, while our most significant uses of operating cash flows are for our operating expenses and claims paid on our mortgage insurance policies. Net cash provided by operating activities totaled $275.9 million for the six months ended June 30, 2021, a slight decrease compared to $305.3 million for the same period in 2020. This decrease was principally due to lower direct premiums written, partially offset by a reduction in claims paid for the six months ended June 30, 2021.
Investing Activities. Net cash used in investing activities was $76.4 million for the six months ended June 30, 2021, compared to $580.4 million used in investing activities for the same period in 2020. This change was primarily the result of an increase in proceeds from redemptions and decreases in purchases of both short-term investments, net, and fixed-maturity investments available for sale, partially offset by decreases in proceeds from sales of investments.
Financing Activities. Net cash used in financing activities was $155.7 million for the six months ended June 30, 2021, compared to net cash provided by financing activities of $263.5 million for the same period in 2020. For the six months ended June 30, 2021, our primary financing activities included: (i) repurchases of our common shares; (ii) payment of dividends; and (iii) net repayments of secured borrowings. For the six months ended June 30, 2020, cash provided by financing activities included the issuance of Senior Notes due 2025, partially offset by: (i) repurchases of our common shares and (ii) payments of dividends. See Notes 12 and 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our borrowings and share repurchases, respectively.
See “Item 1. Financial Statements (Unaudited)—Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity Analysis—Holding Company
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. At June 30, 2021, Radian Group had available, either directly or through unregulated subsidiaries, unrestricted cash and liquid investments of $923.0 million. Available liquidity at June 30, 2021 excludes certain additional cash and liquid investments that have been advanced to Radian Group from its subsidiaries to pay for corporate expenses and interest payments. Total liquidity, which includes our undrawn $267.5 million unsecured revolving credit facility, as described below, was $1.2 billion as of June 30, 2021.
During the six months ended June 30, 2021, Radian Group’s available liquidity decreased by $179.7 million, primarily due to payments for share repurchases and dividends, as described below.
In addition to available cash and marketable securities, Radian Group’s principal sources of cash to fund future liquidity needs include: (i) payments made to Radian Group by its subsidiaries under expense- and tax-sharing arrangements; (ii) net investment income earned on its cash and marketable securities; (iii) to the extent available, dividends or other distributions from its subsidiaries; and (iv) amounts, if any, that Radian Guaranty is able to repay under the 2017 Surplus Note. Radian Group also has in place a $267.5 million unsecured revolving credit facility with a syndicate of bank lenders, which has a maturity date of January 18, 2022. Subject to certain limitations, borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to our insurance and reinsurance subsidiaries as well as growth initiatives. At June 30, 2021, the full $267.5 million remains undrawn and available under the facility. The credit facility has a minimum liquidity requirement of $35 million. See Note 12 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for additional information on the unsecured revolving credit facility.
We expect Radian Group’s principal liquidity demands for the next 12 months to be: (i) the payment of corporate expenses, including taxes; (ii) interest payments on our outstanding debt obligations; (iii) subject to approval by our board of directors and our ongoing assessment of our financial condition, the payment of quarterly dividends on our common stock, which we increased in May 2021 from $0.125 to $0.14 per share; and (iv) the potential continued repurchases of shares of our common stock pursuant to our current and potential future share repurchase authorizations.
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
Share Repurchases. During the six months ended June 30, 2021, the Company repurchased 4.3 million shares of Radian Group common stock under programs authorized by Radian Group’s board of directors, at a total cost of $98.7 million, including commissions. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase program.
Dividends and Dividend Equivalents. Throughout 2020, and for the first quarter of 2021, our quarterly common stock dividend was $0.125 per share. Effective May 4, 2021, Radian Group’s board of directors authorized an increase to the Company’s quarterly dividend to $0.14 per share. Based on our current outstanding shares of common stock and restricted stock units, we would require approximately $106 million in the aggregate to pay dividends and dividend equivalents for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. The declaration and payment of future quarterly dividends remains subject to the board of directors’ determination.
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding debt obligations. Corporate expenses and interest expense on Radian Group’s debt obligations allocated under these arrangements during the six months ended June 30, 2021 of $69.6 million and $41.3 million, respectively, were substantially all reimbursed by its subsidiaries. We expect substantially all of our holding company expenses to continue to be reimbursed by our subsidiaries under our expense-sharing arrangements.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The expense-sharing arrangements between Radian Group and its mortgage insurance subsidiaries, as amended, have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.
Taxes. Pursuant to our tax-sharing agreements, our operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if they were not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may pay to or receive from its operating subsidiaries amounts that differ from Radian Group’s consolidated federal tax payment obligation. During the six months ended June 30, 2021, Radian Group received $12.7 million of tax-sharing agreement payments from its operating subsidiaries.
Capitalization—Holding Company
The following table presents our holding company capital structure.

Capital structure

(In thousands)	June 30, 2021	December 31, 2020
Debt
Senior Notes due 2024	$450,000	$450,000
Senior Notes due 2025	525,000	525,000
Senior Notes due 2027	450,000	450,000
Deferred debt costs on senior notes	(17,455)	(19,326)
Revolving credit facility	—	—
Total	1,407,545	1,405,674
Stockholders’ equity	4,333,833	4,284,353
Total capitalization	$5,741,378	$5,690,027
Debt-to-capital ratio	24.5%	24.7%
Stockholders’ equity increased by $49.5 million from December 31, 2020 to June 30, 2021. The net increase in stockholders’ equity for the six months ended June 30, 2021 resulted primarily from our net income of $280.8 million, partially offset by share repurchases of $98.7 million, unrealized losses on investments of $84.9 million and dividends of $52.3 million.
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
Mortgage
The principal demands for liquidity in our Mortgage business currently include: (i) the payment of claims and potential claim settlement transactions, net of reinsurance; (ii) expenses (including those allocated from Radian Group); (iii) repayments of FHLB advances; (iv) repayments, if any, associated with the 2017 Surplus Note; and (v) taxes, including potential additional purchases of U.S. Mortgage Guaranty Tax and Loss Bonds. See Notes 10 and 16 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for additional information related to these non-interest bearing instruments.
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

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As of June 30, 2021, our mortgage insurance subsidiaries maintained claims paying resources of $5.6 billion on a statutory basis, which consists of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves. In addition, our reinsurance programs are designed to provide additional claims-paying resources during times of economic stress and elevated losses. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Radian Guaranty’s Risk-to-capital as of June 30, 2021 was 11.4 to 1. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form. At June 30, 2021, Radian Guaranty had statutory policyholders’ surplus of $596.0 million. This balance includes a $275.6 million benefit from U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury, which mortgage guaranty insurers such as Radian Guaranty may purchase in order to be eligible for a tax deduction, subject to certain limitations, related to amounts required to be set aside in statutory contingency reserves. See Note 16 of Notes to Consolidated Financial Statements, “Overview—COVID-19 Impacts” and “Item 1A. Risk Factors” in our 2020 Form 10-K for more information about these bonds and the risks associated with potential corporate tax rate increases, our statutory and PMIERs requirements and the potential effects of increased defaults due to the COVID-19 pandemic.
Radian Guaranty currently is an approved mortgage insurer under the PMIERs. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. At June 30, 2021, Radian Guaranty’s Available Assets under the PMIERs financial requirements totaled approximately $5.0 billion, resulting in a PMIERs Cushion of $1.9 billion, or 58%, over its Minimum Required Assets. Those amounts compare to Available Assets and a PMIERs cushion of $4.7 billion and $1.3 billion, respectively, at December 31, 2020.
The primary driver of the increase in Radian Guaranty’s PMIERs Cushion during the six months ended June 30, 2021 is the increase in Available Assets, reflecting positive cash flows from operating activities, combined with a decrease in Minimum Required Assets. During the six months ended June 30, 2021, Radian Guaranty’s Minimum Required Assets decreased primarily as a result of a decrease in the number of primary loans in default and an overall decline in IIF. Radian Guaranty’s Minimum Required Assets include a benefit as a result of reinsurance agreements, including the addition of the Eagle Re 2021-1 Ltd. reinsurance agreement in April 2021. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our reinsurance agreements.
Our PMIERs Cushion at June 30, 2021, also includes a benefit from the application of the Disaster Related Capital Charge that has reduced the total amount of Minimum Required Assets that Radian Guaranty otherwise would have been required to hold against pandemic-related defaults by approximately $435 million as of June 30, 2021, taking into consideration our risk distribution structures in effect as of that date. We expect that application of the Disaster Related Capital Charge will continue to materially reduce Radian Guaranty’s PMIERs Minimum Required Assets, but will diminish over time.
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
Even though they hold assets in excess of the minimum statutory capital thresholds and PMIERs financial requirements, the ability of Radian’s mortgage insurance subsidiaries to pay dividends on their common stock is restricted by certain provisions of the insurance laws of Pennsylvania, their state of domicile. In light of Radian Guaranty’s negative unassigned surplus related to operating losses in prior periods, the ongoing need to set aside contingency reserves, and the current ongoing economic uncertainty related to the COVID-19 pandemic, which increased losses in 2020 and could cause losses in future periods, we do not anticipate that Radian Guaranty will be permitted under applicable insurance laws to pay dividends or other distributions for the foreseeable future without prior approval from the Pennsylvania Insurance Department. Under Pennsylvania’s insurance laws, an insurer must obtain the Pennsylvania Insurance Department’s approval to pay an Extraordinary Distribution. Radian Guaranty sought and received such approval to return capital by paying Extraordinary Distributions to Radian Group in 2019 and 2018. See Note 16 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for additional information on our Extraordinary Distributions, statutory dividend restrictions and contingency reserve requirements.
Radian Guaranty and Radian Reinsurance are both members of the FHLB. As members, they may borrow from the FHLB, subject to certain conditions, which include requirements to post collateral and to maintain a minimum investment in FHLB stock. Advances from the FHLB may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing for general cash management purposes and for purchases of additional investment securities that have similar durations, for the purpose of generating additional earnings from our investment securities portfolio with limited incremental risk. As of June 30, 2021, there

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
were $154.0 million of FHLB advances outstanding. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
homegenius
As of June 30, 2021, our homegenius segment maintained cash and liquid investments totaling $69.6 million, primarily held by Radian Title Insurance.
Title insurance companies, including Radian Title Insurance, are subject to comprehensive state regulations, including minimum net worth requirements. Radian Title Insurance was in compliance with all of its minimum net worth requirements at June 30, 2021. In the event the cash flows from operations of the homegenius segment are not adequate to fund all of its needs, including the regulatory capital needs of Radian Title Insurance, Radian Group may provide additional funds to the homegenius segment in the form of an intercompany note or other capital contribution, and if needed for Radian Title Insurance, subject to the approval of the Ohio Department of Insurance. Additional capital support may also be required for potential investments in new business initiatives to support our strategy of growing our businesses.
Liquidity levels may fluctuate depending on the levels and contractual timing of our invoicing and the payment practices of our homegenius clients, in combination with the timing of our homegenius segment’s payments for employee compensation and to external vendors. The amount, if any, and timing of the homegenius segment’s dividend paying capacity will depend primarily on the amount of excess cash flow generated by the segment.
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

Ratings

Subsidiary	Moody’s (1)	S&P (2)	Fitch (3)	Demotech (4)
Radian Group	Ba1	BB+	BBB-	N/A
Radian Guaranty	Baa1	BBB+	A-	N/A
Radian Reinsurance	N/A	BBB+	N/A	N/A
Radian Title Insurance	N/A	N/A	N/A	A
(1)Based on the July 14, 2020 update, Moody’s outlook for Radian Group and Radian Guaranty currently is Stable.
(2)Based on the April 28, 2021 update, S&P’s outlook for Radian Group, Radian Guaranty and Radian Reinsurance is currently Stable.
(3)Based on the May 3, 2021 release, Fitch’s outlook for Radian Group and Radian Guaranty is currently Stable.
(4)Based on the May 20, 2021 release, Demotech’s outlook for Radian Title Insurance is currently Exceptional.
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
Our market risk exposures at June 30, 2021 have not materially changed from those identified in our 2020
Form 10-K.

Glossary
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2021, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
During the three-month period ended June 30, 2021, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuance of Unregistered Securities
During the three months ended June 30, 2021, no equity securities of Radian Group were sold that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended June 30, 2021.

Share repurchase program

($ in thousands, except per-share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
Period:
4/1/2021 to 4/30/2021	—	$—	—	$190,229
5/1/2021 to 5/31/2021	422,920	23.21	—	190,229
6/1/2021 to 6/30/2021	3,895,099	23.14	3,892,456	100,229
Total	4,318,019		3,892,456
(1)Includes 425,563 shares tendered by employees as payment of taxes withheld on the vesting of certain restricted stock awards granted under the Company’s equity compensation plans.
(2)On August 14, 2019, Radian Group’s board of directors approved a share repurchase program that authorizes the Company to spend up to $200 million to repurchase Radian Group common stock. On February 13, 2020, Radian Group’s board of directors authorized a $275 million increase in this program, bringing the total authorization to repurchase shares up to $475 million, excluding commissions. In March 2021, the Company entered into a new 10b5-1 plan and resumed purchases under this program which had been temporarily suspended in March 2020 in response to the COVID-19 pandemic. During the three months ended June 30, 2021, the Company purchased 3,892,456 shares at an average price of $23.14, including commissions, under this share repurchase program which expires on August 31, 2021. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase program.

Glossary
Item 6. Exhibits

Exhibit Number	Exhibit

+*10.1	Form of Executive Officer 2021 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan
+*10.2	2021 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry
+*10.3	2021 Time-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry
+*10.4	Form of Executive Officer 2021 Time-Based Restricted Stock Unit Grant Agreement under the Radian Group Inc. Equity Compensation Plan
+10.5
Radian Group Inc. 2021 Equity Compensation Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (file no. 1-11356) filed on April 9, 2021 for the 2021 Annual Meeting of Stockholders)

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

Radian Group Inc.

Date:	August 6, 2021	/s/ J. FRANKLIN HALL
J. Franklin Hall
Senior Executive Vice President, Chief Financial Officer

/s/ ROBERT J. QUIGLEY
Robert J. Quigley
Executive Vice President, Controller and Chief Accounting Officer