Form 10-Q
period 2021-09-30
RADIAN GROUP INC
filed 2021-11-05
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
550 East Swedesford Road, Suite 350, Wayne, PA 19087
(Address of principal executive offices) (Zip Code)
(215) 231-1000
(Registrant’s telephone number, including area code)
1500 Market Street, Philadelphia, PA 19102
(Former name, former address and former fiscal year, if changed since last report)
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 179,333,136 shares of common stock, $0.001 par value per share, outstanding on November 3, 2021.

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

LAE	Loss adjustment expenses, which include the cost of investigating and adjusting losses and paying claims
LIBOR	London Inter-bank Offered Rate
Loss Mitigation Activity/Activities	Activities such as Rescissions, Claim Denials, Claim Curtailments and cancellations
LTV	Loan-to-value ratio, calculated as the ratio of the original loan amount to the original value of the property, expressed as a percentage
Master Policies	The Prior Master Policy, the 2014 Master Policy, and the 2020 Master Policy, together
Minimum Required Asset(s)	A risk-based minimum required asset amount, as defined in the PMIERs, calculated based on net RIF (RIF, net of credits permitted for reinsurance) and a variety of measures related to expected credit performance and other factors, including the impact of the Disaster Related Capital Charge
Model Act	Mortgage Guaranty Insurance Model Act, as issued by the National Association of Insurance Commissioners to establish minimum capital and surplus requirements for mortgage insurers
Monthly and Other Recurring Premiums (or Recurring Premium Policies)	Insurance premiums or policies, respectively, where premiums are paid on a monthly or other installment basis, in contrast to Single Premium Policies
Monthly Premium Policies	Insurance policies where premiums are paid on a monthly installment basis
Moody’s	Moody’s Investors Service
Mortgage	Radian’s mortgage insurance and risk services business segment, which provides credit-related insurance coverage, principally through private mortgage insurance on residential first-lien mortgage loans, as well as other credit risk management, contract underwriting and fulfillment solutions, to mortgage lending institutions and mortgage credit investors
MPP Requirement	Certain states’ statutory or regulatory risk-based capital requirement that the mortgage insurer must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels
NIW	New insurance written, representing the aggregate original principal amount of the mortgages underlying the Primary Mortgage Insurance
NOL	Net operating loss; for tax purposes, accumulated during years a company reported more tax deductions than taxable income. NOLs may be carried back or carried forward a certain number of years, depending on various factors which can reduce a company’s tax liability.
Persistency Rate	The percentage of IIF that remains in force over a period of time
PMIERs	Private Mortgage Insurer Eligibility Requirements issued by the GSEs under oversight of the FHFA to set forth requirements an approved insurer must meet and maintain to provide mortgage guaranty insurance on loans acquired by the GSEs. The current PMIERs requirements, sometimes referred to as PMIERs 2.0, incorporate the most recent revisions to the PMIERs that became effective on March 31, 2019.
PMIERs Cushion	Under PMIERs, Radian Guaranty's excess of Available Assets over Minimum Required Assets
Pool Mortgage Insurance	Insurance that provides a lender or investor protection against default on a group or “pool” of mortgages, rather than on an individual mortgage loan basis, generally subject to an aggregate exposure limit, or “stop loss,” and/or deductible applied to the initial aggregate loan balance of the entire pool, pursuant to the terms of the applicable insurance agreement
Primary Mortgage Insurance	Insurance that provides a lender or investor protection against default on an individual mortgage loan basis, at a specified coverage percentage for each loan, pursuant to the terms of the applicable Master Policy
Prior Master Policy	Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which was in effect prior to the effective date of the 2014 Master Policy

Term	Definition
QM	Qualified mortgage; a mortgage that possesses certain low-risk characteristics that enable it to qualify for lender protection under the ability to repay rule instituted by the Dodd-Frank Act
QSR Program	The quota share reinsurance agreements entered into with a third-party reinsurance provider in the second and fourth quarters of 2012, collectively
Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Group	Radian Group Inc., our insurance holding company
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group and our approved insurer under the PMIERs, through which we provide mortgage insurance products and services
Radian Reinsurance	Radian Reinsurance Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group, through which we provide mortgage credit risk insurance and reinsurance, including through participation in credit risk transactions issued by the GSEs
Radian Title Insurance	Radian Title Insurance Inc., an Ohio domiciled insurance company and an indirect subsidiary of Radian Group, through which we offer title insurance
RBC States	Risk-based capital states, which are those states that currently impose a statutory or regulatory risk-based capital requirement
Rescission	Our legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies if we determine that a loan did not qualify for insurance
RIF	Risk in force; for Primary Mortgage Insurance, RIF is equal to the underlying loan unpaid principal balance multiplied by the insurance coverage percentage, whereas for Pool Mortgage Insurance, it represents the remaining exposure under the agreements
Risk-to-capital	Under certain state regulations, a maximum ratio of net RIF calculated relative to the level of statutory capital
RMBS	Residential mortgage-backed securities
S&P	Standard & Poor’s Financial Services LLC
SaaS	Software-as-a-Service
SAP	Statutory accounting principles and practices, including those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes due 2024	Our 4.500% unsecured senior notes due October 2024 ($450 million original principal amount)
Senior Notes due 2025	Our 6.625% unsecured senior notes due March 2025 ($525 million original principal amount)
Senior Notes due 2027	Our 4.875% unsecured senior notes due March 2027 ($450 million original principal amount)
Single Premium NIW	NIW on Single Premium Policies
Single Premium Policy / Policies	Insurance policies where premiums are paid in a single payment, which includes policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically shortly after the loans have been originated)
Single Premium QSR Program	The 2016 Single Premium QSR Agreement, the 2018 Single Premium QSR Agreement and the 2020 Single Premium QSR Agreement, collectively
SOFR	Secured Overnight Financing Rate
Stage of Default	The stage a loan is in relative to the foreclosure process, based on whether a foreclosure sale has been scheduled or held
Statutory RBC Requirement	Risk-based capital requirement imposed by the RBC States, requiring a minimum surplus level and, in certain states, a minimum ratio of statutory capital relative to the level of risk
VIE	Variable interest entity

Table of Contents Glossary
Cautionary Note Regarding Forward-Looking Statements
—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events, including management’s current views regarding the likely impacts of the COVID-19 pandemic. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us, particularly those associated with the COVID-19 pandemic, which has had wide-ranging and continually evolving effects. The forward-looking statements are not guarantees of future performance, and the forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:
■the COVID-19 pandemic, which has caused significant economic disruption, high unemployment, periods of volatility and disruption in financial markets, and required adjustments in the housing finance system and real estate markets. The COVID-19 pandemic has adversely impacted our businesses, and the COVID-19 pandemic could further impact our business and subject us to certain risks, including those discussed in “Item 1A. Risk Factors—The COVID-19 pandemic has adversely impacted us, and its ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic and actions taken by governmental authorities in response to the pandemic” and the other risk factors in our 2020 Form 10-K;
■changes in economic conditions that impact the size of the insurable market, the credit performance of our insured portfolio, and our business prospects;
■changes in the way customers, investors, ratings agencies, regulators or legislators perceive our performance, financial strength and future prospects;
■Radian Guaranty’s ability to remain eligible under the PMIERs and other applicable requirements imposed by the FHFA and by the GSEs to insure loans purchased by the GSEs;
■our ability to maintain an adequate level of capital in our insurance subsidiaries to satisfy existing and future regulatory requirements, including the PMIERs and any changes thereto and potential changes to the Model Act currently under consideration;
■changes in the charters or business practices of, or rules or regulations imposed by or applicable to, the GSEs, which may include further changes in response to the COVID-19 pandemic, changes in furtherance of housing policy objectives such as the current FHFA focus on increasing the accessibility and affordability of homeownership for low-and-moderate income borrowers and minority communities, changes in the requirements for Radian Guaranty to remain an approved insurer to the GSEs, changes in the GSEs’ interpretation and application of the PMIERs, or changes impacting loans purchased by the GSEs;
■the effects of the ERCF which, among other things, increases the capital requirements for the GSEs and reduces the credit they receive for risk transfer, which could impact their operations and pricing as well as the size of the insurable mortgage insurance market, and which may form the basis for future versions of the PMIERs;
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

Table of Contents Glossary
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
■legislative and regulatory activity (or inactivity), including the adoption of (or failure to adopt) new laws and regulations, or changes in existing laws and regulations, or the way they are interpreted or applied, including potential changes in tax law and other matters currently under consideration in the U.S. Congress;
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

Table of Contents Glossary
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per-share amounts)	September 30, 2021	December 31, 2020
Assets
Investments (Notes 5 and 6)
Fixed-maturities available for sale—at fair value, net of allowance for credit losses of $0 and $948 (amortized cost of $5,391,584 and $5,393,623)	$5,580,212	$5,723,340
Trading securities—at fair value (amortized cost of $239,709 and $260,773)	263,363	290,885
Equity securities—at fair value (cost of $188,501 and $145,501)	193,498	151,240
Short-term investments—at fair value (includes $41,661 and $15,587 of reinvested cash collateral held under securities lending agreements)	617,515	618,004
Other invested assets—at fair value	3,899	4,973
Total investments	6,658,487	6,788,442
Cash	154,709	87,915
Restricted cash	1,866	6,231
Accrued investment income	33,258	34,047
Accounts and notes receivable	166,730	121,294
Reinsurance recoverables (includes $12 and $32 for paid losses)	76,048	73,202
Deferred policy acquisition costs	16,823	18,305
Property and equipment, net	74,170	80,457
Goodwill and other acquired intangible assets, net (Note 7)	20,456	23,043
Other assets (Note 9)	839,061	715,085
Total assets	$8,041,608	$7,948,021

Liabilities and Stockholders’ Equity
Liabilities
Unearned premiums	$348,322	$448,791
Reserve for losses and LAE (Note 11)	893,155	848,413
Senior notes (Note 12)	1,408,502	1,405,674
FHLB advances (Note 12)	172,649	176,483
Reinsurance funds withheld	290,502	278,555
Net deferred tax liability (Note 10)	286,957	213,897
Other liabilities	383,585	291,855
Total liabilities	3,783,672	3,663,668
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: par value $0.001 per share; 485,000 shares authorized at September 30, 2021 and December 31, 2020; 200,302 and 210,130 shares issued at September 30, 2021 and December 31, 2020, respectively; 181,336 and 191,606 shares outstanding at September 30, 2021 and December 31, 2020, respectively	200	210
Treasury stock, at cost: 18,966 and 18,524 shares at September 30, 2021 and December 31, 2020, respectively	(920,355)	(910,115)
Additional paid-in capital	2,012,870	2,245,897
Retained earnings	3,012,997	2,684,636
Accumulated other comprehensive income (loss) (Note 15)	152,224	263,725
Total stockholders’ equity	4,257,936	4,284,353
Total liabilities and stockholders’ equity	$8,041,608	$7,948,021
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2021	2020	2021	2020
Revenues
Net premiums earned (Note 8)	$249,118	$286,471	$775,746	$813,181
Services revenue (Note 4)	37,773	33,943	90,132	93,945
Net investment income	35,960	36,255	110,502	115,922
Net gains (losses) on investments and other financial instruments	2,098	17,652	12,578	42,901
Other income	809	913	2,607	2,807
Total revenues	325,758	375,234	991,565	1,068,756

Expenses
Provision for losses	17,305	88,084	67,096	428,453
Policy acquisition costs	7,924	10,166	21,758	23,594
Cost of services	30,520	24,353	75,381	64,466
Other operating expenses	86,479	69,377	243,210	199,069
Interest expense	21,027	21,088	63,207	49,981
Amortization and impairment of other acquired intangible assets	862	961	2,587	2,919
Total expenses	164,117	214,029	473,239	768,482

Pretax income	161,641	161,205	518,326	300,274
Income tax provision	35,229	26,102	111,100	54,661
Net income	$126,412	$135,103	$407,226	$245,613

Net Income Per Share
Basic	$0.68	$0.70	$2.13	$1.25
Diluted	$0.67	$0.70	$2.11	$1.25

Weighted-average number of common shares outstanding—basic	186,741	193,176	191,357	196,120
Weighted-average number of common and common equivalent shares outstanding—diluted	188,042	194,156	192,902	197,247
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net income	$126,412	$135,103	$407,226	$245,613
Other comprehensive income (loss), net of tax (Note 15)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected losses has not been recognized	(23,394)	30,839	(106,286)	143,602
Less: Reclassification adjustment for net gains (losses) on investments included in net income
Net realized gains (losses) on disposals and non-credit related impairment losses	3,238	10,884	4,490	24,172
Net decrease (increase) in expected credit losses	—	147	725	(2,051)
Other comprehensive income (loss), net of tax	(26,632)	19,808	(111,501)	121,481
Comprehensive income	$99,780	$154,911	$295,725	$367,094
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stockholders’ Equity (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Common Stock
Balance, beginning of period	$207	$210	$210	$219
Issuance of common stock under incentive and benefit plans	—	—	1	2
Shares repurchased under share repurchase program (Note 14)	(7)	—	(11)	(11)
Balance, end of period	200	210	200	210

Treasury Stock
Balance, beginning of period	(920,225)	(909,738)	(910,115)	(901,657)
Repurchases of common stock under incentive plans	(130)	(7)	(10,240)	(8,088)
Balance, end of period	(920,355)	(909,745)	(920,355)	(909,745)

Additional Paid-in Capital
Balance, beginning of period	2,161,857	2,232,949	2,245,897	2,449,884
Issuance of common stock under incentive and benefit plans	1,007	825	2,944	3,096
Share-based compensation	8,282	5,095	20,996	12,183
Shares repurchased under share repurchase program (Note 14)	(158,276)	—	(256,967)	(226,294)
Balance, end of period	2,012,870	2,238,869	2,012,870	2,238,869

Retained Earnings
Balance, beginning of period	2,913,138	2,450,423	2,684,636	2,389,789
Net income	126,412	135,103	407,226	245,613
Dividends and dividend equivalents declared	(26,553)	(24,450)	(78,865)	(74,326)
Balance, end of period	3,012,997	2,561,076	3,012,997	2,561,076

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	178,856	212,161	263,725	110,488
Net unrealized gains (losses) on investments, net of tax	(26,632)	19,808	(111,501)	121,481
Balance, end of period	152,224	231,969	152,224	231,969

Total Stockholders’ Equity	$4,257,936	$4,122,379	$4,257,936	$4,122,379
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2021	2020
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$403,304	$498,756

Cash Flows from Investing Activities
Proceeds from sales of:
Fixed-maturities available for sale	536,387	894,998
Trading securities	7,952	11,602
Equity securities	29,289	77,445
Proceeds from redemptions of:
Fixed-maturities available for sale	917,027	443,723
Trading securities	11,703	22,112
Purchases of:
Fixed-maturities available for sale	(1,413,445)	(2,099,281)
Equity securities	(102,956)	(69,206)
Sales, redemptions and (purchases) of:
Short-term investments, net	(17,474)	(21,797)
Other assets and other invested assets, net	6,253	989
Proceeds from sale of subsidiary, net of cash sold	—	16,481
Purchases of property and equipment	(8,720)	(14,723)
Net cash provided by (used in) investing activities	(33,984)	(737,657)

Cash Flows from Financing Activities
Dividends and dividend equivalents paid	(78,165)	(73,365)
Issuance of senior notes, net	—	515,567
Issuance of common stock	1,225	1,505
Repurchases of common stock	(251,482)	(226,305)
Credit facility commitment fees paid	(710)	(1,993)
Change in secured borrowings, net (with terms three months or less)	38,241	(19,191)
Proceeds from secured borrowings (with terms greater than three months)	32,000	138,909
Repayments of secured borrowings (with terms greater than three months)	(48,000)	(105,977)
Repayments of other borrowings	—	(79)
Net cash provided by (used in) financing activities	(306,891)	229,071
Increase (decrease) in cash and restricted cash	62,429	(9,830)
Cash and restricted cash, beginning of period	94,146	96,274
Cash and restricted cash, end of period	$156,575	$86,444
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
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
Our total direct primary mortgage IIF and RIF were $241.6 billion and $59.4 billion, respectively, as of September 30, 2021, compared to $246.1 billion and $60.7 billion, respectively, as of December 31, 2020. In addition to providing private mortgage insurance, we participate in credit risk transfer programs developed by the GSEs as part of their initiative to distribute mortgage credit risk and increase the role of private capital in the mortgage market. Our additional RIF under credit risk transfer transactions, resulting from our participation in these programs with the GSEs, totaled $429.3 million as of September 30, 2021 compared to $392.0 million as of December 31, 2020.
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
COVID-19 Developments
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
In general, a deterioration in economic conditions increases the likelihood that borrowers will be unable to satisfy their mortgage obligations. A deteriorating economy can adversely affect housing values, which in turn can influence the willingness of borrowers to continue to make mortgage payments regardless of whether they have the financial resources to do so. Mortgage defaults can also occur due to a variety of specific events affecting borrowers, including death or illness, divorce or other family problems, unemployment, or other events. In addition, factors impacting regional economic conditions, acts of terrorism, war or other severe conflicts, event-specific economic depressions or other catastrophic events, such as natural

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
disasters and pandemics, could result in increased defaults due to the impact of such events on the ability of borrowers to satisfy their mortgage obligations and on the value of affected homes.
The unprecedented and continually evolving social and economic impacts associated with the COVID-19 pandemic on the U.S. and global economies that began in early 2020 had a negative effect on our business and our financial results for the second quarter of 2020, and since then to a lesser extent, as further discussed below. Specifically, and primarily as a result of a sharp increase in the number of new defaults during the second quarter of 2020, our financial results in 2020 included: (i) an increase in both provision for losses and reserve for losses and (ii) an increase in our Minimum Required Assets under the PMIERs.
However, beginning in the third quarter of 2020 and continuing throughout 2021, the number of new defaults has decreased significantly and has now returned to levels experienced prior to the start of the pandemic. These trends, combined with strong home price appreciation and favorable outcomes from mortgage forbearance programs implemented during the pandemic to assist homeowners, have led to favorable reserve development during 2021 on prior year defaults. See Note 11 for additional information on our reserve for losses.
In addition, in response to the threat posed to the economy from the COVID-19 pandemic, in early 2020 the Federal Reserve enacted certain protective measures, to support the economy that resulted in a drop in interest rates generally, and in mortgage rates specifically, resulting in increased mortgage refinance activity. While these developments have benefited our NIW volumes, the low interest rate environment in recent periods has resulted in a high level of refinance activity and associated increase in policy cancellations, which has reduced our Persistency Rate, and in turn contributed to a reduction in our IIF, particularly as a result of a decline in our Single Premium Policies. In the second quarter of 2021 this refinance activity began to moderate, and this trend has continued in the three months ended September 30, 2021.
While recent trends have been favorable, the long-term impact of the COVID-19 pandemic on our businesses will depend on, among other things: the extent and duration of the pandemic, the severity of illness and number of people infected with the virus and the acceptance and long-term effectiveness of anti-viral treatments and vaccines, especially as new strains of COVID-19 have emerged; the wider economic effects of the pandemic and the scope and duration of governmental and other third-party measures restricting day-to-day life and business operations; the impact of economic stimulus efforts to support the economy through the pandemic; and governmental and GSE programs implemented to assist borrowers experiencing a COVID-19-related hardship, including forbearance programs and forbearance exit programs, as well as suspensions of foreclosures and evictions.
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

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
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

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
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
The calculation of basic and diluted net income per share is as follows.

Net income per share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2021	2020	2021	2020
Net income—basic and diluted	$126,412	$135,103	$407,226	$245,613

Average common shares outstanding—basic	186,741	193,176	191,357	196,120
Dilutive effect of share-based compensation arrangements (1)	1,301	980	1,545	1,127
Adjusted average common shares outstanding—diluted	188,042	194,156	192,902	197,247

Net income per share:
Basic	$0.68	$0.70	$2.13	$1.25
Diluted	$0.67	$0.70	$2.11	$1.25
(1)The following number of shares of our common stock equivalents issued under our share-based compensation arrangements are not included in the calculation of diluted net income per share because they are anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Shares of common stock equivalents	—	710	—	1,046
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

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
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
The reconciliation of adjusted pretax operating income (loss) for our reportable segments to consolidated pretax income (loss) is as follows.

Reconciliation of adjusted pretax operating income (loss) by segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Adjusted pretax operating income (loss)
Mortgage	$163,124	$147,336	$528,873	$267,182
homegenius	(5,557)	(5,046)	(25,208)	(12,108)
Total adjusted pretax operating income (loss) for reportable segments (1)	157,567	142,290	503,665	255,074
All Other adjusted pretax operating income (loss)	3,082	2,690	9,019	6,006
Net gains (losses) on investments and other financial instruments	2,098	17,652	12,578	42,901
Amortization and impairment of other acquired intangible assets	(862)	(961)	(2,587)	(2,919)
Impairment of other long-lived assets and other non-operating items	(244)	(466)	(4,349)	(788)
Consolidated pretax income	$161,641	$161,205	$518,326	$300,274
(1)Includes allocated corporate operating expenses and depreciation expense as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Mortgage
Allocated corporate operating expenses (a)	$34,341	$29,127	$95,225	$83,700
Direct depreciation expense	2,240	2,895	7,342	9,719
homegenius
Allocated corporate operating expenses (b)	$4,918	$3,248	$13,635	$9,438
Direct depreciation expense	639	679	1,828	2,113
(a)Includes allocated depreciation expense of $0.8 million and $2.5 million for the three and nine months ended September 30, 2021, respectively, and $0.8 million and $1.7 million for the three and nine months ended September 30, 2020, respectively.
(b)Includes allocated depreciation expense of $0.1 million and $0.4 million for the three and nine months ended September 30, 2021, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Revenue
The reconciliation of revenue for our reportable segments to consolidated revenues is as follows.

Reconciliation of revenues by segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Revenues
Mortgage (1)	$274,659	$320,013	$862,757	$922,040
homegenius (2)	45,091	29,793	104,337	78,866
Total revenues for reportable segments	319,750	349,806	967,094	1,000,906
All Other revenues (1)	3,996	8,641	12,100	25,869
Net gains (losses) on investments and other financial instruments	2,098	17,652	12,578	42,901
Other non-operating revenue	—	—	—	247
Elimination of inter-segment revenues	(86)	(865)	(207)	(1,167)
Total revenues	$325,758	$375,234	$991,565	$1,068,756
(1)Includes immaterial inter-segment revenues for the nine months ended September 30, 2020.
(2)Includes immaterial inter-segment revenues for the three and nine months ended September 30, 2021 and 2020.
The table below, which represents total services revenue on our condensed consolidated statements of operations for the periods indicated, represents the disaggregation of services revenues from external customers, by type.

Services revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
homegenius services
Title services	$12,926	$5,085	$30,382	$17,671
Asset management services	9,538	7,379	20,976	22,275
Valuation services	9,418	7,177	22,798	17,195
SaaS and other real estate services	837	2,120	2,742	5,340
Mortgage services	5,027	3,914	13,110	10,965
All Other services (1)	27	8,268	124	20,499
Total services revenue	$37,773	$33,943	$90,132	$93,945
(1)Includes services revenue from Clayton prior to its sale in January 2020 and amounts related to our traditional appraisal business, which we wound down beginning in the fourth quarter of 2020.
Revenue recognized related to services made available to customers and billed is reflected in accounts and notes receivable. Accounts and notes receivable includes $17.7 million and $18.8 million as of September 30, 2021 and December 31, 2020, respectively, related to services revenue contracts. Revenue recognized related to services performed and not yet billed is recorded in unbilled receivables and reflected in other assets. See Note 2 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for information regarding our accounting policies and the services we offer.
5. Fair Value of Financial Instruments
For discussion of our valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 of Notes to Consolidated Financial Statements in our 2020 Form 10-K.
The following tables include a list of assets that are measured at fair value by hierarchy level as of September 30, 2021 and December 31, 2020.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Assets carried at fair value by hierarchy level

	September 30, 2021
(In thousands)	Level I	Level II	Level III	Total
Investments
Fixed-maturities available for sale
U.S. government and agency securities	$225,540	$29,618	$—	$255,158
State and municipal obligations	—	161,011	—	161,011
Corporate bonds and notes	—	2,936,922	—	2,936,922
RMBS	—	713,106	—	713,106
CMBS	—	706,641	—	706,641
CLO	—	559,320	—	559,320
Other ABS	—	195,019	—	195,019
Foreign government and agency securities	—	5,344	—	5,344
Mortgage insurance-linked notes (1)	—	47,691	—	47,691
Total fixed-maturities available for sale	225,540	5,354,672	—	5,580,212
Trading securities
State and municipal obligations	—	99,329	—	99,329
Corporate bonds and notes	—	120,298	—	120,298
RMBS	—	10,147	—	10,147
CMBS	—	33,589	—	33,589
Total trading securities	—	263,363	—	263,363
Equity securities	185,214	8,284	—	193,498
Short-term investments
U.S. government and agency securities	84,823	—	—	84,823
State and municipal obligations	—	12,470	—	12,470
Money market instruments	331,280	—	—	331,280
Corporate bonds and notes	—	33,080	—	33,080
CMBS	—	4,748	—	4,748
Other ABS	—	28	—	28
Other investments (2)	—	151,086	—	151,086
Total short-term investments	416,103	201,412	—	617,515
Other invested assets (3)	—	—	3,000	3,000
Total investments at fair value (3)	826,857	5,827,731	3,000	6,657,588
Other
Embedded derivatives (4)	—	—	5,499	5,499
Loaned securities (5)
U.S. government and agency securities	19,830	—	—	19,830
Corporate bonds and notes	—	86,480	—	86,480
Equity securities	28,748	—	—	28,748
Total assets at fair value (3)	$875,435	$5,914,211	$8,499	$6,798,145
(1)Comprises the notes purchased by Radian Group in connection with the Excess-of-Loss Program. See Note 8 for more information about our reinsurance programs.
(2)Comprising short-term certificates of deposit and commercial paper.
(3)Does not include other invested assets of $0.9 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient.
(4)Embedded derivatives related to our Excess-of-Loss Program are classified as other assets in our consolidated balance sheets. See Note 8 for more information about our reinsurance programs.
(5)Securities loaned to third-party borrowers under securities lending agreements are classified as other assets in our condensed consolidated balance sheets. See Note 6 for more information.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Assets carried at fair value by hierarchy level

	December 31, 2020
(In thousands)	Level I	Level II	Level III	Total
Investments
Fixed-maturities available for sale
U.S. government and agency securities	$140,034	$29,189	$—	$169,223
State and municipal obligations	—	165,271	—	165,271
Corporate bonds and notes	—	3,047,189	—	3,047,189
RMBS	—	833,939	—	833,939
CMBS	—	681,265	—	681,265
CLO	—	568,558	—	568,558
Other ABS	—	252,457	—	252,457
Foreign government and agency securities	—	5,438	—	5,438
Total fixed-maturities available for sale	140,034	5,583,306	—	5,723,340
Trading securities
State and municipal obligations	—	120,449	—	120,449
Corporate bonds and notes	—	123,142	—	123,142
RMBS	—	13,000	—	13,000
CMBS	—	34,294	—	34,294
Total trading securities	—	290,885	—	290,885
Equity securities	142,761	8,479	—	151,240
Short-term investments
State and municipal obligations	—	21,819	—	21,819
Money market instruments	268,900	—	—	268,900
Corporate bonds and notes	—	30,495	—	30,495
Other ABS	—	219	—	219
Other investments (1)	—	296,571	—	296,571
Total short-term investments	268,900	349,104	—	618,004
Other invested assets (2)	—	—	3,000	3,000
Total investments at fair value (2)	551,695	6,231,774	3,000	6,786,469
Other
Embedded derivatives (3)	—	—	5,513	5,513
Loaned securities (4)
U.S. government and agency securities	4,876	—	—	4,876
Corporate bonds and notes	—	31,324	—	31,324
Equity securities	21,299	—	—	21,299
Total assets at fair value (2)	$577,870	$6,263,098	$8,513	$6,849,481
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
There were no transfers to or from Level III for the three and nine months ended September 30, 2021 or the year ended December 31, 2020. Activity related to Level III assets and liabilities (including realized and unrealized gains and losses, purchases, sales, issuances, settlements and transfers) was immaterial for the three and nine months ended September 30, 2021 and the year ended December 31, 2020.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected liabilities not carried at fair value in our condensed consolidated balance sheets were as follows as of the dates indicated.

Financial liabilities not carried at fair value

	September 30, 2021		December 31, 2020
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes	$1,408,502	$1,556,285	$1,405,674	$1,563,503
FHLB advances	172,649	174,551	176,483	179,578
The fair value of our senior notes is estimated based on quoted market prices. The fair value of our FHLB advances is estimated based on expected cash flows for similar borrowings. These liabilities are categorized in Level II of the fair value hierarchy. See Note 12 for further information about these borrowings.
6. Investments
Available for Sale Securities
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated.

Available for sale securities

	September 30, 2021
(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed-maturities available for sale
U.S. government and agency securities	$256,519	$—	$523	$(1,884)	$255,158
State and municipal obligations	146,234	—	15,134	(357)	161,011
Corporate bonds and notes	2,892,347	—	155,631	(24,981)	3,022,997
RMBS	695,481	—	20,925	(3,300)	713,106
CMBS	680,503	—	28,619	(2,481)	706,641
CLO	558,523	—	1,340	(543)	559,320
Other ABS	193,727	—	1,768	(476)	195,019
Foreign government and agency securities	5,107	—	237	—	5,344
Mortgage insurance-linked notes (1)	45,384	—	2,307	—	47,691
Total securities available for sale, including loaned securities	5,473,825	$—	$226,484	$(34,022)	5,666,287
Less: loaned securities (2)	82,241				86,075
Total fixed-maturities available for sale	$5,391,584				$5,580,212
(1)Comprises the notes purchased by Radian Group in connection with the Excess-of-Loss Program. See Note 8 for more information about our reinsurance programs.
(2)Included in other assets in our consolidated balance sheet as further described below. See below for a discussion of our securities lending agreements.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Available for sale securities

	December 31, 2020
(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed-maturities available for sale
U.S. government and agency securities	$176,033	$—	$1,677	$(3,611)	$174,099
State and municipal obligations	149,258	—	16,113	(100)	165,271
Corporate bonds and notes	2,832,350	(948)	250,771	(3,758)	3,078,415
RMBS	799,814	—	34,439	(314)	833,939
CMBS	645,071	—	39,495	(3,301)	681,265
CLO	569,173	—	2,026	(2,641)	568,558
Other ABS	249,988	—	2,901	(432)	252,457
Foreign government and agency securities	5,100	—	338	—	5,438
Total securities available for sale, including loaned securities	5,426,787	$(948)	$347,760	$(14,157)	5,759,442
Less: loaned securities (1)	33,164				36,102
Total fixed-maturities available for sale	$5,393,623				$5,723,340
(1)Included in other assets in our consolidated balance sheet as further described below. See below for a discussion of our securities lending agreements.
The following table provides a rollforward of the allowance for credit losses on fixed-maturities available for sale, which relates entirely to corporate bonds and notes for the periods indicated.

Rollforward of allowance for credit losses on fixed-maturities available for sale

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Beginning balance	$—	$2,476	$948	$—
Current provision for securities without prior allowance	—	—	—	2,596
Net increases (decreases) in allowance on previously impaired securities	—	(186)	(918)	—
Reduction for securities sold	—	—	(30)	(306)
Ending balance	$—	$2,290	$—	$2,290
Gross Unrealized Losses and Related Fair Value of Available for Sale Securities
For securities deemed “available for sale” that are in an unrealized loss position and for which an allowance for credit loss has not been established, the following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of September 30, 2021 and December 31, 2020 are loaned securities under securities lending agreements that are classified as other assets in our condensed consolidated balance sheets, as further described below.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Unrealized losses on fixed-maturities available for sale by category and length of time

	September 30, 2021
($ in thousands)	Less Than 12 Months			12 Months or Greater			Total
Description of Securities	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	14	$175,339	$(1,207)	2	$9,477	$(677)	16	$184,816	$(1,884)
State and municipal obligations	15	20,223	(254)	1	2,831	(103)	16	23,054	(357)
Corporate bonds and notes	175	719,649	(16,424)	32	90,207	(8,557)	207	809,856	(24,981)
RMBS	36	258,829	(3,291)	2	758	(9)	38	259,587	(3,300)
CMBS	59	118,990	(1,555)	12	25,224	(926)	71	144,214	(2,481)
CLO	68	251,734	(287)	14	55,150	(256)	82	306,884	(543)
Other ABS	44	99,325	(453)	2	859	(23)	46	100,184	(476)
Total	411	$1,644,089	$(23,471)	65	$184,506	$(10,551)	476	$1,828,595	$(34,022)

	December 31, 2020
($ in thousands)	Less Than 12 Months			12 Months or Greater			Total
Description of Securities	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	4	$90,591	$(3,611)	—	$—	$—	4	$90,591	$(3,611)
State and municipal obligations	4	9,626	(100)	—	—	—	4	9,626	(100)
Corporate bonds and notes	60	174,848	(3,758)	—	—	—	60	174,848	(3,758)
RMBS	5	42,003	(305)	2	915	(9)	7	42,918	(314)
CMBS	43	118,345	(3,035)	6	8,312	(266)	49	126,657	(3,301)
CLO	52	173,459	(970)	25	137,506	(1,671)	77	310,965	(2,641)
Other ABS	26	70,759	(322)	3	12,119	(110)	29	82,878	(432)
Total	194	$679,631	$(12,101)	36	$158,852	$(2,056)	230	$838,483	$(14,157)
See “—Net Gains (Losses) on Investments” below for additional details on our net gains (losses) on investments, including the changes in the allowance for credit losses on fixed maturities available for sale and other impairments due to our intent to sell securities in an unrealized loss position. See Note 2 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for information regarding our accounting policy for impairments.
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

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
All of our securities lending agreements are classified as overnight and revolving. Securities collateral on deposit with us from third-party borrowers totaling $97.4 million and $43.3 million as of September 30, 2021 and December 31, 2020, respectively, may not be transferred or re-pledged unless the third-party borrower is in default, and is therefore not reflected in our condensed consolidated financial statements.
Net Gains (Losses) on Investments
Net gains (losses) on investments consisted of the following.

Net gains (losses) on investments

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net realized gains (losses)
Fixed-maturities available for sale (1)	$4,098	$13,777	$5,684	$31,998
Trading securities	—	—	391	4
Equity securities	8,632	—	8,405	361
Other investments	1,516	196	3,850	273
Net realized gains (losses) on investments	14,246	13,973	18,330	32,636
Impairment losses due to intent to sell	—	—	—	(1,401)
Net decrease (increase) in expected credit losses	—	186	918	(2,596)
Net unrealized gains (losses) on investments	(11,342)	2,813	(5,825)	916
Total net gains (losses) on investments	$2,904	$16,972	$13,423	$29,555
(1)Components of net realized gains (losses) on fixed-maturities available for sale include the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Gross investment gains from sales and redemptions	$5,874	$14,219	$19,588	$34,422
Gross investment losses from sales and redemptions	(1,776)	(442)	(13,904)	(2,424)
The net changes in unrealized gains (losses) recognized in earnings on investments that were still held at each period-end were as follows.

Net changes in unrealized gains (losses) on investments still held

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net unrealized gains (losses) on investments still held
Trading securities	$(2,659)	$(1,150)	$(6,011)	$9,990
Equity securities	(1,086)	4,455	6,251	(8,158)
Other investments	(13)	(173)	1,050	152
Net unrealized gains (losses) on investments still held	$(3,758)	$3,132	$1,290	$1,984

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Contractual Maturities
The contractual maturities of fixed-maturities available for sale were as follows.

Contractual maturities of fixed-maturities available for sale

	September 30, 2021
	Available for Sale
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$194,384	$195,823
Due after one year through five years (1)	1,113,491	1,159,751
Due after five years through 10 years (1)	1,222,598	1,276,635
Due after 10 years (1)	769,734	812,301
Asset-backed and mortgage-backed securities (2)	2,173,618	2,221,777
Total	5,473,825	5,666,287
Less: loaned securities	82,241	86,075
Total fixed-maturities available for sale	$5,391,584	$5,580,212
(1)Actual maturities may differ as a result of calls before scheduled maturity.
(2)Includes RMBS, CMBS, CLO, Other ABS and mortgage insurance-linked notes, which are not due at a single maturity date.
Other
For the three and nine months ended September 30, 2021, we did not transfer any securities to or from the available for sale or trading categories.
Our fixed-maturities available for sale include securities totaling $18.2 million and $16.9 million at September 30, 2021 and December 31, 2020, respectively, on deposit and serving as collateral with various state regulatory authorities. Our fixed-maturities available for sale also include securities serving as collateral for our FHLB advances. See Note 12 for additional information about our FHLB advances.
7. Goodwill and Other Acquired Intangible Assets, Net
All of our goodwill and other acquired intangible assets relate to our homegenius segment. There was no change to our goodwill balance of $9.8 million during the three and nine months ended September 30, 2021.
The following is a summary of the gross and net carrying amounts and accumulated amortization (including impairment) of our other acquired intangible assets as of the periods indicated.

Other acquired intangible assets

	September 30, 2021			December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$43,550	$(33,855)	$9,695	$43,550	$(31,559)	$11,991
Technology	8,285	(7,599)	686	8,285	(7,370)	915
Licenses	463	(190)	273	463	(128)	335
Total	$52,298	$(41,644)	$10,654	$52,298	$(39,057)	$13,241
For additional information on our accounting policies for goodwill and other acquired intangible assets, see Notes 2 and 7 of Notes to Consolidated Financial Statements in our 2020 Form 10-K.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
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
The effect of all of our reinsurance programs on our net income is as follows.

Reinsurance impacts on net premiums written and earned

	Net Premiums Written				Net Premiums Earned
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Direct
Mortgage insurance	$240,669	$266,067	$734,993	$812,806	$265,378	$325,556	$835,462	$937,827
Title insurance	12,570	3,173	27,714	7,461	12,570	3,173	27,714	7,461
Total direct	253,239	269,240	762,707	820,267	277,948	328,729	863,176	945,288
Assumed (1)
Mortgage insurance	1,683	2,942	5,596	9,585	1,683	2,946	5,596	9,599
Ceded (2)
Mortgage insurance	(14,236)	(9,731)	(34,572)	(72,681)	(30,194)	(45,146)	(92,441)	(141,475)
Title insurance	(319)	(58)	(585)	(231)	(319)	(58)	(585)	(231)
Total ceded	(14,555)	(9,789)	(35,157)	(72,912)	(30,513)	(45,204)	(93,026)	(141,706)
Total Net premiums	$240,367	$262,393	$733,146	$756,940	$249,118	$286,471	$775,746	$813,181
(1)Primarily includes premiums from our participation in certain credit risk transfer programs.
(2)Net of profit commission, which is impacted by the level of ceded losses recoverable, if any, on reinsurance transactions. See Note 11 for additional information on our reserve for losses and reinsurance recoverables.

Other reinsurance impacts

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Ceding commissions earned (1)	$7,120	$17,038	$25,446	$40,457
Ceded losses (2)	795	10,189	3,463	51,786
(1)Ceding commissions earned are primarily related to mortgage insurance and are included as an offset to expenses primarily in other operating expenses on our condensed consolidated statements of operations. Deferred ceding commissions of $40.7 million and $52.5 million are included in other liabilities on our condensed consolidated balance sheets at September 30, 2021 and December 31, 2020, respectively.
(2)Primarily all related to mortgage insurance.
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

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
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
The following table sets forth additional details regarding the Single Premium QSR Program.

Single Premium QSR Program

	2020 Singles QSR	2018 Singles QSR	2016 Singles QSR
NIW Policy Dates	Jan 1, 2020-Dec 31, 2021	Jan 1, 2018-Dec 31, 2019	Jan 1, 2012-Dec 31, 2017
Effective Date	January 1, 2020	January 1, 2018	January 1, 2016
Scheduled Termination Date	December 31, 2031	December 31, 2029	December 31, 2027
Optional Termination Date	January 1, 2024	January 1, 2022	January 1, 2020
Quota Share %	65%	65%	20% - 65% (1)
Ceding Commission %	25%	25%	25%
Profit Commission %	Up to 56%	Up to 56%	Up to 55%

(In millions)	As of September 30, 2021
RIF Ceded	$2,046	$1,279	$2,115

(In millions)	As of December 31, 2020
RIF Ceded	$1,597	$1,979	$3,071
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
Excess-of-Loss Program
As of September 30, 2021, Radian Guaranty had entered into five fully collateralized reinsurance arrangements with the Eagle Re Issuers. For the respective coverage periods, Radian Guaranty retains the first-loss layer of aggregate losses, as well as any losses in excess of the outstanding reinsurance coverage amounts. The Eagle Re Issuers provide second layer coverage up to the outstanding coverage amounts. For each of these five reinsurance arrangements, the Eagle Re Issuers financed their coverage by issuing mortgage insurance-linked notes to eligible capital markets investors in unregistered private offerings. The aggregate excess-of-loss reinsurance coverage for these arrangements decreases over a 10-year period as the principal balances of the underlying covered mortgages decrease and as any claims are paid by the applicable Eagle Re Issuer or the mortgage insurance is canceled. Radian Guaranty has rights to terminate the reinsurance agreements upon the occurrence of certain events.
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

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth additional details regarding the Excess-of-Loss Program as of September 30, 2021.

Excess-of-Loss Program

(In millions)	Eagle Re 2021-1 Ltd.	Eagle Re 2020-2 Ltd.	Eagle Re 2020-1 Ltd.	Eagle Re 2019-1 Ltd.	Eagle Re 2018-1 Ltd.
Issued	April 2021	October 2020	February 2020	April 2019	November 2018
NIW Policy Dates	Aug 1, 2020- Dec 31, 2020	Oct 1, 2019- Jul 31, 2020	Jan 1, 2019- Sep 30, 2019	Jan 1, 2018- Dec 31, 2018	Jan 1, 2017- Dec 31, 2017
Initial RIF	$11,061	$13,011	$9,866	$10,705	$9,109
Initial Coverage	498 (1)	390	488	562	434	(2)
Initial First Layer Retention	221	423	202	268	205

(In millions)	As of September 30, 2021
RIF	$9,999	$8,451	$3,727	$2,787	$2,415
Remaining Coverage	498	206	488	385	276	(2)
First Layer Retention	221	423	202	264	201

(In millions)	As of December 31, 2020
RIF	$—	$11,748	$6,121	$4,657	$3,986
Remaining Coverage	—	390	488	385	276	(2)
First Layer Retention	—	423	202	265	201
(1)Radian Group purchased $45.4 million original principal amount of these mortgage insurance-linked notes, which are included in fixed-maturities available for sale on our condensed consolidated balance sheet at September 30, 2021. See Notes 5 and 6 for additional information.
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

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
The Eagle Re Issuers represent our only VIEs as of September 30, 2021 and December 31, 2020. The following table presents the total assets and liabilities of the Eagle Re Issuers as of the dates indicated.

Total assets and liabilities of Eagle Re Issuers (1)

(In thousands)	September 30, 2021	December 31, 2020
Eagle Re 2021-1 Ltd.	$497,735	$—
Eagle Re 2020-2 Ltd.	205,581	390,324
Eagle Re 2020-1 Ltd.	488,385	488,385
Eagle Re 2019-1 Ltd.	384,602	384,602
Eagle Re 2018-1 Ltd.	275,718	275,718
Total	$1,852,021	$1,539,029
(1)Assets held by the Eagle Re Issuers are required to be invested in U.S. government money market funds, cash or U.S. Treasury securities. Liabilities of the Eagle Re Issuers consist of their mortgage insurance-linked notes, described above. Assets and liabilities are equal to each other for each of the Eagle Re Issuers.
Other Collateral
Although we use reinsurance as one of our risk management tools, reinsurance does not relieve us of our obligations to our policyholders. In the event the reinsurers are unable to meet their obligations to us, our insurance subsidiaries would be liable for any defaulted amounts. However, consistent with the PMIERs reinsurer counterparty collateral requirements, Radian Guaranty’s reinsurers have established trusts to help secure our potential cash recoveries. In addition to the total VIE assets of the Eagle Re Issuers discussed above, the amount held in reinsurance trusts was $172.6 million as of September 30, 2021, compared to $228.6 million as of December 31, 2020. In addition, for the Single Premium QSR Program, Radian Guaranty holds amounts related to ceded premiums written to collateralize the reinsurers’ obligations, which is reported in reinsurance funds withheld on our condensed consolidated balance sheets. Any loss recoveries and profit commissions paid to Radian Guaranty related to the Single Premium QSR Program are expected to be realized from this account.
See Note 8 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for more information about our reinsurance transactions.
9. Other Assets
The following table shows the components of other assets as of the dates indicated.

Other assets

(In thousands)	September 30, 2021	December 31, 2020
Prepaid federal income taxes (Note 10)	$313,123	$210,889
Prepaid reinsurance premiums (1)	209,769	267,638
Loaned securities (Note 5)	135,058	57,499
Company-owned life insurance (2)	112,503	115,586
Right-of-use assets (Note 13)	32,690	32,985
Other	35,918	30,488
Total other assets	$839,061	$715,085
(1)Relates primarily to our Single Premium QSR Program.
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

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
During the second quarter of 2021, in response to the COVID-19 pandemic and Radian’s successful transition to a virtual work environment, we made the decision to exit, and to actively market for sublease, all office space in our former corporate headquarters in Philadelphia. As part of this change, we also entered into a new lease with reduced square footage at another Philadelphia area location, which we designated as our new corporate headquarters location effective September 2021.
As a result, during the three months ended June 30, 2021, we recognized an impairment of $3.5 million related to our former corporate headquarter leases, reducing the carrying value of certain lease assets and the related property and equipment to its estimated fair value. The right-of-use asset fair value was estimated using an income approach based on forecasted future cash flows expected to be derived from the property based on current sublease market rent, which could differ from actual results and require us to revise our initial estimates. Following this impairment, which was recorded within other operating expenses in our condensed consolidated statement of operations, the aggregate carrying value of the right-of-use assets and leasehold improvements related to the former corporate headquarter leases that we plan to sublease was $27.4 million as of September 30, 2021.
10. Income Taxes
As of September 30, 2021 and December 31, 2020, our current income tax liability was $25.2 million and $17.5 million, respectively, and is included as a component of other liabilities in our condensed consolidated balance sheets.
Certain entities within our consolidated group have generated deferred tax assets relating primarily to state and local NOL carryforwards, which, if unutilized, will expire during various future tax periods. We are required to establish a valuation allowance against our deferred tax assets when it is more likely than not that all or some portion of our deferred tax assets will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our deferred tax assets will be realized in future periods. We have determined that certain entities within Radian Group may continue to generate taxable losses on a separate company basis in the near term and may not be able to fully utilize certain of their state and local NOLs on their state and local tax returns. Therefore, with respect to deferred tax assets relating to these state and local NOLs and other state timing adjustments, we retained a valuation allowance of $84.7 million at September 30, 2021.
As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Internal Revenue Code Section 832(e) for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that, in conjunction with quarterly federal tax payment due dates, we purchase non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. As of September 30, 2021 and December 31, 2020, we held $313.1 million and $210.9 million of these bonds, respectively, which are included as prepaid federal income taxes within other assets in our condensed consolidated balance sheets. The corresponding deduction of our statutory contingency reserves resulted in the recognition of a net deferred tax liability. See Note 16 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for additional information about our U.S. Mortgage Guaranty Tax and Loss Bonds.
For additional information on our income taxes, including our accounting policies, see Notes 2 and 10 of Notes to Consolidated Financial Statements in our 2020 Form 10-K.
11. Losses and LAE
Our reserve for losses and LAE, at the end of each period indicated, consisted of the following.

Reserve for losses and LAE

(In thousands)	September 30, 2021	December 31, 2020
Mortgage insurance loss reserves (1)	$888,021	$844,107
Title insurance loss reserves	5,134	4,306
Total reserve for losses and LAE	$893,155	$848,413
(1)Primarily comprises first lien primary case reserves of $851.2 million and $799.5 million at September 30, 2021 and December 31, 2020, respectively.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
For the periods indicated, the following table presents information relating to our mortgage insurance reserve for losses, including our IBNR reserve and LAE, but excluding our second-lien mortgage loan premium deficiency reserve.

Rollforward of mortgage insurance reserve for losses

	Nine Months Ended September 30,
(In thousands)	2021	2020
Balance at beginning of period	$844,107	$401,273
Less: Reinsurance recoverables (1)	71,769	14,594
Balance at beginning of period, net of reinsurance recoverables	772,338	386,679
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	119,823	448,584
Prior years	(53,947)	(21,494)
Total incurred	65,876	427,090
Deduct: Paid claims and LAE related to:
Current year (2)	499	2,841
Prior years	24,431	54,167
Total paid	24,930	57,008
Balance at end of period, net of reinsurance recoverables	813,284	756,761
Add: Reinsurance recoverables (1)	74,737	64,947
Balance at end of period	$888,021	$821,708
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
Reserve Activity
Incurred Losses
Case reserves established for new default notices were the primary driver of our total incurred losses for the nine months ended September 30, 2021 and 2020, and they were primarily impacted by the number of new primary default notices received in the period and our related gross Default to Claim Rate assumption applied to those new defaults.
For the nine months ended September 30, 2021, we experienced a 70% decrease in the number of new primary default notices, compared to the nine months ended September 30, 2020, substantially all of which related to defaults subject to forbearance programs implemented in response to the COVID-19 pandemic. Our gross Default to Claim Rate assumption applied to new defaults was 8.0% as of September 30, 2021, compared to 8.5% as of September 30, 2020. This combination of fewer new default notices and a lower Default to Claim Rate assumption on new defaults was the primary driver of the decrease in losses incurred related to current year defaults for the nine months ended September 30, 2021, as compared to the first nine months of 2020.
Our provision for losses during the first nine months of 2021 was positively impacted by favorable reserve development on prior year defaults, primarily as a result of more favorable trends in Cures than originally estimated, which resulted in, among other changes, a reduction from 8.5% to 8.0% in our Default to Claim Rate assumption for prior year default notices reported between April and December 2020 that was recorded as a change to our provision for losses during the second quarter of 2021. Our provision for losses during the first nine months of 2020 was also positively impacted by favorable reserve development on prior year defaults. The favorable development in 2020 was primarily driven by a reduction in certain Default to Claim Rate assumptions for those prior year defaults based on observed trends.
During the third quarter of 2021, Hurricane Ida caused extensive property damage to areas of Louisiana, New York, New Jersey and Pennsylvania, as well as other general disruptions including power outages and flooding. Although the Primary Mortgage Insurance we write protects lenders from a portion of losses resulting from mortgage defaults, it generally does not provide protection against property loss or physical damage, including damage caused by hurricanes or other severe weather events or natural disasters. As of September 30, 2021, we do not expect to incur any material losses due to current or future defaults in FEMA Designated Areas related to Hurricane Ida. However, the future impact to our reserves or PMIERs Cushion may be affected by various factors, including the pace of economic recovery in the FEMA Designated Areas.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
See Note 1 for additional information on the elevated risks and uncertainties resulting from the COVID-19 pandemic to our business.
Claims Paid
Total claims paid decreased for the nine months ended September 30, 2021 compared to the same period in 2020. The decrease in claims paid is primarily attributable to COVID-19-related hardship forbearance plans and suspensions of foreclosures and evictions. Claims paid in 2021 include payments made to settle certain previously disclosed legal proceedings. See Note 13 for additional information about these legal proceedings.
For additional information about our Reserve for Losses and LAE, including our accounting policies, see Notes 2 and 11 of Notes to Consolidated Financial Statements in our 2020 Form 10-K.
12. Borrowings and Financing Activities
The carrying value of our debt at September 30, 2021 and December 31, 2020 was as follows.

Borrowings

(In thousands)	September 30, 2021	December 31, 2020
Senior notes
Senior Notes due 2024	$446,346	$445,512
Senior Notes due 2025	517,950	516,634
Senior Notes due 2027	444,206	443,528
Total senior notes	$1,408,502	$1,405,674
FHLB advances
FHLB advances due 2021	$31,667	$67,500
FHLB advances due 2022	61,050	61,050
FHLB advances due 2023	52,994	27,995
FHLB advances due 2024	13,954	9,954
FHLB advances due 2025	9,984	9,984
FHLB advances due 2027	3,000	—
Total FHLB advances	$172,649	$176,483
FHLB Advances
As of September 30, 2021, we had $172.6 million of fixed-rate advances outstanding with a weighted average interest rate of 0.87%. Interest on the FHLB advances is payable quarterly, or at maturity if the term of the advance is less than 90 days. Principal is due at maturity. For obligations with maturities greater than or equal to 90 days, we may prepay the debt at any time, subject to a prepayment fee calculation.
The principal balance of the FHLB advances are required to be collateralized by eligible assets with a market value that must be maintained generally within a minimum range of 103% to 114% of the amount borrowed, depending on the type of assets pledged. Our fixed-maturities available for sale and trading securities include securities totaling $199.5 million and $188.0 million at September 30, 2021 and December 31, 2020, respectively, which serve as collateral for our FHLB advances to satisfy this requirement. See Note 12 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for additional information about our FHLB advances.
Revolving Credit Facility
Radian Group has in place a $267.5 million unsecured revolving credit facility with a syndicate of bank lenders, which has a maturity date of January 18, 2022. At September 30, 2021, Radian Group was in compliance with all of the credit facility covenants, and there were no amounts outstanding. For more information regarding our revolving credit facility, including certain of its terms and covenants, see Note 12 of Notes to Consolidated Financial Statements in our 2020 Form 10-K.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
13. Commitments and Contingencies
Legal Proceedings
We are routinely involved in a number of legal actions and proceedings, including litigation and other disputes arising in the ordinary course of our business. Legal and regulatory matters such as those discussed below and in our 2020 Form 10-K could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. Management believes, based on current knowledge and after consultation with counsel, that the outcome of any currently pending or threatened actions will not have a material adverse effect on our consolidated financial condition. The outcome of litigation and other legal and regulatory matters and proceedings is inherently uncertain, and it is possible that one or more of the matters currently pending or threatened could have an adverse effect on our liquidity, financial condition or results of operations for any particular period.
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
Lease Liability
Our lease liability represents the present value of future lease payments over the lease term. Our operating lease liability was $54.3 million and $53.4 million as of September 30, 2021 and December 31, 2020, respectively, and is classified in other liabilities in our condensed consolidated balance sheets. See Note 9 for additional information on our operating lease right-of-use assets, including an impairment recognized in the second quarter of 2021 related to a decision to sublease the office space in our former corporate headquarters.
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
Since then, Radian Group’s board of directors has authorized several increases to the program along with extensions of the program’s expiration date. Most recently, in August 2021, Radian Group’s board of directors approved a $200 million

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
increase to this program, bringing the cumulative authorization to repurchase shares up to $675 million, excluding commissions, and extended the expiration of this program to August 31, 2022. Radian operates its share repurchase program pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which permits the Company to purchase shares, at pre-determined price targets, when it may otherwise be precluded from doing so.
During the three and nine months ended September 30, 2021, the Company purchased 7.1 million and 11.4 million shares at an average price of $22.44 and $22.62 per share, respectively, including commissions. As of September 30, 2021, purchase authority of up to $142.0 million remained available under this program.
During October, the Company purchased 2.0 million shares of its common stock under its share repurchase program at an average price of $23.72 per share, including commissions. After giving consideration to these repurchases, purchase authority of up to $95.5 million remained available under this program.
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
Information with regard to RSUs to be settled in stock for periods indicated is as follows.

Rollforward of RSUs

	Performance-Based		Time-Vested
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2020 (1)	2,186,244	$15.71	2,118,885	$13.16
Granted (2)	578,790	$20.39	511,166	$21.63
Performance adjustment (3)	421,357	$—	—	$—
Vested (4)	(811,578)	$15.98	(456,790)	$15.95
Forfeited	(29,071)	$18.12	(27,099)	$17.67
Outstanding, September 30, 2021 (1)	2,345,742	$16.76	2,146,162	$14.53
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
(4)Represents amounts vested during the year, including the impact of performance adjustments for performance-based awards.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
15. Accumulated Other Comprehensive Income (Loss)
The following tables show the rollforward of accumulated other comprehensive income (loss) as of the periods indicated.

Rollforward of accumulated other comprehensive income

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$226,400	$47,544	$178,856	$333,829	$70,104	$263,725
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	(29,613)	(6,219)	(23,394)	(134,539)	(28,253)	(106,286)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	4,099	861	3,238	5,684	1,194	4,490
Net decrease (increase) in expected credit losses	—	—	—	918	193	725
Other comprehensive income (loss)	(33,712)	(7,080)	(26,632)	(141,141)	(29,640)	(111,501)
Balance at end of period	$192,688	$40,464	$152,224	$192,688	$40,464	$152,224

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$268,558	$56,397	$212,161	$139,858	$29,370	$110,488
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	39,037	8,198	30,839	181,775	38,173	143,602
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	13,777	2,893	10,884	30,597	6,425	24,172
Net decrease (increase) in expected credit losses	186	39	147	(2,596)	(545)	(2,051)
Other comprehensive income (loss)	25,074	5,266	19,808	153,774	32,293	121,481
Balance at end of period	$293,632	$61,663	$231,969	$293,632	$61,663	$231,969
(1)Included in net gains (losses) on investments and other financial instruments on our condensed consolidated statements of operations.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
16. Statutory Information
Our insurance subsidiaries’ statutory net income for the year-to-date periods ended September 30, 2021 and 2020 and statutory policyholders’ surplus as of September 30, 2021 and December 31, 2020 were as follows.

Statutory net income

	Nine Months Ended September 30,
(In thousands)	2021	2020
Radian Guaranty	$516,866	$260,175
Radian Reinsurance	8,765	30,358
Other Mortgage Subsidiaries	777	929
Radian Title Insurance	4,777	1,399

Statutory policyholders’ surplus

(In thousands)	September 30, 2021	December 31, 2020
Radian Guaranty	$646,923	$481,484
Radian Reinsurance	328,430	360,704
Other Mortgage Subsidiaries	42,715	41,327
Radian Title Insurance	34,342	28,849
State insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations, as described below. As of September 30, 2021, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $4.6 billion of our consolidated net assets.
In light of Radian Guaranty’s negative unassigned surplus related to operating losses in prior periods and the ongoing need to set aside contingency reserves, which totaled $3.8 billion as of September 30, 2021, we do not anticipate that Radian Guaranty will be permitted under applicable insurance laws to pay ordinary dividends or other distributions to Radian Group for the foreseeable future without the prior approval from the Pennsylvania Insurance Department.
Radian Reinsurance had positive unassigned surplus at December 31, 2020, and as a result, Radian Reinsurance paid an ordinary dividend of $36 million to Radian Group on September 22, 2021.
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a maximum ratio of net RIF relative to statutory capital, or Risk-to-capital. There are 16 RBC States that currently impose a Statutory RBC Requirement. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, a mortgage insurer must satisfy a MPP Requirement. Radian Guaranty was in compliance with all applicable Statutory RBC Requirements and MPP Requirements in each of the RBC States as of September 30, 2021. Radian Guaranty’s Risk-to-capital was 11.4:1 and 12.7:1 as of September 30, 2021 and December 31, 2020, respectively. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves. Our other mortgage insurance and title insurance subsidiaries were also in compliance with all statutory and counterparty capital requirements as of September 30, 2021.
In addition, in order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. At September 30, 2021, Radian Guaranty is an approved mortgage insurer under the PMIERs and is in compliance with the current PMIERs financial requirements. Under the PMIERs there are increased financial requirements for loans in default, including as a result of natural disasters and pandemics. As a result, increases in defaults related to the COVID-19 pandemic have subjected Radian Guaranty to an increase in Minimum Required Assets under the PMIERs, and if these continue or increase, would continue to negatively impact our results of operations and could impact our compliance with the PMIERs. See Note 1 for discussion about the elevated risks and uncertainties associated with the COVID-19 pandemic and Note 16 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for additional information regarding the PMIERs, including the benefit provided by the Disaster Related Capital Charge.
Effective April 1, 2021, the Pennsylvania Insurance Department approved the termination of the 2020 Surplus Note via a conversion to Radian Guaranty’s gross paid-in and contributed surplus account. This conversion had no effect on Radian Guaranty’s total statutory policyholders’ surplus, Risk-to-capital or PMIERs Cushion.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
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
The following analysis of our financial condition and results of operations for the three and nine months ended September 30, 2021 provides information that evaluates our financial condition as of September 30, 2021 compared with December 31, 2020 and our results of operations for the three and nine months ended September 30, 2021, compared to the same period last year.
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

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The unprecedented and continually evolving social and economic impacts associated with the COVID-19 pandemic on the U.S. and global economies that began in early 2020 had a negative effect on our business and our financial results for the second quarter of 2020, and since then to a lesser extent. See “—COVID-19 Impacts” below for further discussion of the impacts on our business associated with the COVID-19 pandemic.
Despite the effects of the COVID-19 pandemic, we wrote record levels of NIW in 2020, totaling $105.0 billion. In the first nine months of 2021 we wrote NIW of $68.2 billion, a decrease of 9% compared to our NIW in the first nine months of 2020. We continue to believe that the long-term housing market fundamentals and outlook remain positive, including low interest rates, demographics supporting growth in the population of first-time homebuyers and a relatively constrained supply of homes available for sale. However, the low interest rate environment in recent periods has also resulted in an increase in policy cancellations associated with the high level of refinance activity, which has reduced our Persistency Rate, and in turn contributed to a reduction in our IIF, particularly as a result of a decline in our Single Premium Policies. In the second quarter of 2021 this refinance activity began to moderate, and this trend has continued in the three months ended September 30, 2021. See “Mortgage Insurance Portfolio” for additional details on our NIW and IIF.
In recent years, Radian and other participants in the private mortgage insurance industry have engaged in a range of risk distribution transactions and strategies and implemented enhanced risk-based pricing frameworks, which we believe have helped increase the financial strength and flexibility of the mortgage insurance industry by mitigating credit risk and financial volatility through varying economic cycles. As of September 30, 2021, 63% of our primary RIF is subject to a form of risk distribution and our estimated reinsurance recoverables related to our mortgage insurance portfolio were $74.7 million. Our use of risk distribution structures has reduced our required capital and enhanced our projected return on capital, and we expect these structures to provide a level of credit protection in periods of economic stress.
COVID-19 Impacts
The COVID-19 pandemic has created periods of significant economic disruption, high unemployment, volatility and disruption in financial markets, and required adjustments in the housing finance system and real estate markets. In addition, the pandemic has resulted in travel restrictions, temporary business shutdowns, and stay-at-home, quarantine, and similar orders, all of which contributed to a rapid and significant rise in unemployment that peaked in the second quarter of 2020. Since then, businesses have been reopening, and unemployment levels have declined from their peak, but numerous limitations, such as extensive health and safety measures and overall supply constraints and labor shortages, continue to limit operations. Unemployment levels also remain elevated compared to pre-pandemic levels, and may remain elevated or may rise if the current economic disruption is prolonged.
As a result of the COVID-19 pandemic and its impact on the economy, including the significant increase in unemployment, we experienced a material increase in new defaults in 2020, substantially all of which related to defaults of loans subject to forbearance programs implemented in response to the COVID-19 pandemic. Beginning in the second quarter of 2020, the increase in the number of new mortgage defaults resulting from the COVID-19 pandemic has had a negative effect on our results of operations and our reserve for losses. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our reserve for losses.
Our primary default rate was 3.4% at September 30, 2021, down from a peak at June 30, 2020 of 6.5%, which was elevated by the material increase in new defaults in the three months ended June 30, 2020. Favorable trends in the number of new defaults and Cures were the primary drivers of the decline in our default inventory and default rate, compared to their peaks at June 30, 2020. The number, timing and duration of new defaults and, in turn, the number of defaults that ultimately result in claims will depend on a variety of factors, including the scope, severity and duration of the COVID-19 pandemic, the resulting impact on the economy, including with respect to unemployment and housing prices, and the effectiveness of forbearance and other government efforts such as financial stimulus programs, to provide long-term economic and individual relief to assist homeowners. Consequently, the number and rate of total defaults is difficult to predict and will depend on the foregoing and other factors, including the number and timing of Cures and claims paid and the net impact on IIF from our Persistency Rate and future NIW. See “Item 1A. Risk Factors” in our 2020 Form 10-K for additional discussion of these factors and other risks and uncertainties.
Increases in new defaults may affect our ability to remain compliant with the PMIERs financial requirements. Once two missed payments have occurred on an insured loan, the PMIERs characterize the loan as “non-performing” and require us to establish an increased Minimum Required Asset factor for that loan regardless of the reason for the missed payments. During the COVID-19 Crisis Period, pursuant to the COVID-19 Amendment that amends the PMIERs, a Disaster Related Capital Charge that effectively reduces the Minimum Required Asset factor by 70% has been applied nationwide to all COVID-19 Defaulted Loans for no longer than three calendar months beginning with the month the loan becomes non-performing (i.e., missed two monthly payments), or if greater, the period of time that the loan is subject to a forbearance plan, repayment plan or loan modification trial period granted in response to a financial hardship related to COVID-19. Under the terms of the COVID-19 Amendment, the COVID-19 Crisis Period ended March 31, 2021. As a result, after March 31, 2021 the Disaster Related Capital Charge is no longer being applied to all new defaults, and instead is only being applied to new defaults if they are subject to a COVID-19 forbearance plan, regardless of whether the forbearance plan was entered into before or after the expiration of the COVID-19 Crisis Period. See “—COVID-19 Amendment to PMIERs” below for more information.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The application of the Disaster Related Capital Charge reduces the total amount of assets that Radian Guaranty otherwise would be required to hold against COVID-19 Defaulted Loans under the PMIERs. The reduction in Radian Guaranty’s Minimum Required Assets from this Disaster Related Capital Charge was approximately $336 million as of September 30, 2021, compared to approximately $650 million at December 31, 2020. Inclusive of this benefit in both periods, Radian Guaranty’s PMIERs Cushion increased to $1.7 billion as of September 30, 2021, from $1.3 billion as of December 31, 2020. While we expect Radian Guaranty to continue to maintain its eligibility status with the GSEs, there are possible scenarios in which the number of new defaults could impact Radian Guaranty’s ability to comply with the PMIERs financial requirements. See “Item 1A. Risk Factors—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” in our 2020 Form 10-K.
As further described in this report, we have experienced increased financial requirements under the PMIERs as a result of new defaults related to the COVID-19 pandemic, lower Persistency Rates due to a low interest rate environment and increased reserves for losses due to the higher number of new defaults. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements in this report and “Item 1A. Risk Factors—The COVID-19 pandemic has adversely impacted us, and its ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic and actions taken by governmental authorities in response to the pandemic” in our 2020 Form 10-K for additional information.
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
Under the terms of the COVID-19 Amendment, the COVID-19 Crisis Period ended March 31, 2021. As a result, as of April 1, 2021 the Disaster Related Capital Charge is no longer applied to all new defaults, and instead is applied only to new defaults if they are subject to a COVID-19 forbearance plan, regardless of whether the forbearance plan was entered into before or after the expiration of the COVID-19 Crisis Period. The Disaster Related Capital Charge will continue to be applied to these COVID-19 Defaulted Loans for as long as they remain in the COVID-19 forbearance plan, repayment plan or loan modification trial period.
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
Since assuming the role of acting director of the FHFA, Sandra Thompson has taken a number of actions that represent a reversal of the previous FHFA leadership’s primary focus on preparing the GSEs to exit from conservatorship by increasing the GSEs’ overall capital levels and reducing their credit risk profile. In contrast, the FHFA under acting director Thompson has been focused on increasing the accessibility and affordability of mortgage credit, in particular to low-and-moderate income borrowers and underserved communities. The FHFA has instituted this change in policy through the following actions:
■In August 2021, entered into a memorandum of understanding with HUD to collaborate in addressing fair housing and fair lending;
■In August 2021, cancelled a 50-basis point adverse market fee on refinance transactions;
■In September 2021, suspended limitations set forth in the preferred stock purchase agreements between the GSEs and U.S. Department of the Treasury that lifted limitations on GSE purchases loans deemed “high risk,” including loans with multiple higher risk attributes (i.e., LTVs greater than 90%, debt-to-income ratios greater than 45% and FICO credit scores less than 680);
■In September 2021, proposed changes to the ERCF to reduce the GSEs’ total capital requirements, including by giving greater credit to credit risk transfer;
■In October 2021, raised the area median income limitations from 80% to 100% for the GSEs’ special refinance programs aimed at supporting low-and-moderate income borrowers’ ability to take advantage of the low interest rate environment; and
■In October 2021, announced that “desktop appraisals,” which represent an alternative to traditional home appraisals, would be incorporated into the GSEs’ guidelines for many new purchases beginning in early 2022.
The recent actions taken by the FHFA and GSEs generally have been viewed as favorable to the housing market and to mortgage credit for low-and-moderate income borrowers, which often utilize private mortgage insurance in their home financing transactions. In this regard, the expansive approach by the GSEs has been positive for our mortgage insurance business and, although no assurance can be provided, may continue to provide further opportunities for our products. However, as discussed under “Item 1A. Risk Factors—Changes in the charters, business practices, or role of the GSEs in the U.S. housing market generally, could significantly impact our businesses” in our 2020 Form 10-K, the FHFA could alter the policy priorities at the FHFA and modify the GSEs’ business practices in ways that also could have a negative impact on our businesses.
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
Separately, the CFPB created another new QM definition (“Seasoned QM”) for first-lien, fixed-rate loans that meet certain performance requirements over a 36-month seasoning period and are held in the lender’s portfolio until the end of the seasoning period. Both new QM definitions became effective on March 1, 2021. The New General QM Definition originally had a mandatory compliance date of July 1, 2021, after which the Original QM Definition and QM Patch would no longer apply. In April 2021, the CFPB issued a new rule delaying the mandatory compliance deadline for the New General QM Definition until October 1, 2022, thereby preserving the Original QM Definition and QM Patch until such date.
On April 8, 2021, the GSEs announced that for loan applications received on or after July 1, 2021, they will only purchase loans satisfying the New General QM Definition. As a result, even though the CFPB has delayed the mandatory compliance date for the New General QM Definition until October 1, 2022, for GSE-acquired loans with applications received on or after July 1, 2021, the QM Patch is effectively limited to loans that satisfy the New General QM Definition. This decision by the GSEs reduced the number of loans that otherwise would have been designated QM compared to those receiving QM designation under the QM Patch, although not materially.
For more information regarding the CFPB’s proposed New General QM Definition and the risks it may present for us, see “Item 1A. Risk Factors—A decrease in the volume of mortgage originations could result in fewer opportunities for us to write new mortgage insurance business and conduct our Real Estate business” in our 2020 Form 10-K.
Recent Company Developments
Radian Guaranty expects to enter into a fully collateralized reinsurance agreement with Eagle Re 2021-2 Ltd. on or about November 9, 2021. This reinsurance agreement is expected to provide for up to $484.1 million of aggregate excess-of-loss reinsurance coverage for the mortgage insurance losses on new defaults on an existing portfolio of eligible policies with RIF of $10.8 billion that were predominantly issued between January 1, 2021 and July 31, 2021. Eagle Re 2021-2 Ltd. will finance its coverage by issuing mortgage insurance-linked notes to eligible capital markets investors in the amount of $484.1 million in an unregistered private offering that priced on October 29, 2021 and is expected to close on or about November 9, 2021, subject to customary conditions. For additional information about our existing reinsurance arrangements, see Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.
During the second quarter of 2021, in response to the COVID-19 pandemic and Radian’s successful transition to a virtual work environment, we made the decision to exit, and to actively market for sublease, all office space in our former corporate headquarters. As part of this change, we also entered into a new lease with reduced square footage at another Philadelphia area location, which offers flexible, virtual and hybrid work arrangements to our employees. In September 2021, we designated the location as our new corporate headquarters. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information, including details on related impairments.
Key Factors Affecting Our Results
The key factors affecting our results are discussed in our 2020 Form 10-K. There have been no material changes to these key factors.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mortgage Insurance Portfolio

IIF by origination vintage (1)

$241.6
$246.1
$245.5
Primary Insurance in Force ($ in billions)
$200
$100
$0
September 30, 2021
December 31, 2020
September 30, 2020

		Insurance in Force as of:
	Vintage written in: ($ in billions)	September 30, 2021		December 31, 2020		September 30, 2020
¢	2021	$66.1	27.4%	$—	—%	$—	—%
¢	2020	80.1	33.1	98.8	40.2	73.0	29.8
¢	2019	27.7	11.5	44.6	18.1	51.8	21.1
¢	2018	14.2	5.9	23.5	9.5	28.1	11.4
¢	2017	13.1	5.4	21.2	8.6	25.3	10.3
¢	2016	11.4	4.7	17.5	7.1	20.7	8.4
¢	2009 - 2015	16.8	7.0	25.7	10.5	30.5	12.4
¢	2008 & Prior (2)	12.2	5.0	14.8	6.0	16.1	6.6
	Total	$241.6	100.0%	$246.1	100.0%	$245.5	100.0%

(1)Policy years represent the original policy years, and have not been adjusted to reflect subsequent refinancing activity under HARP.
(2)Adjusted to reflect subsequent refinancing activity under HARP, these percentages would decrease to 3.3%, 3.7% and 3.9% as of September 30, 2021, December 31, 2020 and September 30, 2020, respectively.
New Insurance Written
A key component of our current business strategy is to write profitable NIW. We wrote $26.6 billion and $68.2 billion of primary new mortgage insurance in the three and nine months ended September 30, 2021, respectively, compared to $33.3 billion and $75.4 billion of NIW in the three and nine months ended September 30, 2020, respectively. As shown in the chart above, IIF decreased to $241.6 billion at September 30, 2021, from $246.1 billion at December 31, 2020, driven by a lower Persistency Rate, partially offset by our NIW for the first nine months of 2021.
Our NIW decreased by 20.3% for the three months ended September 30, 2021 compared to the same period in 2020 due to lower refinance originations partially offset by increased purchase originations. Our NIW decreased by 9.5% for the nine months ended September 30, 2021, compared to the same period in 2020 due to our lower market share and lower utilization of mortgage insurance, in connection with refinances, partially offset by increases in purchase mortgage originations. According to industry forecasts, total mortgage origination volume was lower for the three months ended September 30, 2021, as compared to the comparable period in 2020 due to a decline in refinance activity. Total mortgage origination volume was higher for the nine months ended September 30, 2021 compared to the comparable period in 2020 due to a strong purchase market and an increase in refinance originations resulting from the low interest rate environment.
Although it is difficult to project future volumes, recent market projections for 2021 estimate total mortgage originations of approximately $4.2 trillion, which would represent a decline in the total annual mortgage origination market of approximately 2% as compared to 2020, with a private mortgage insurance market of $575 to $600 billion. This outlook anticipates a continued decrease in refinance originations in the fourth quarter of 2021. While expectations for refinance volume vary, there is consensus around a large purchase market driven by increased home sales, which is a positive for mortgage insurers given the higher likelihood that purchase loans will utilize private mortgage insurance as compared to refinance loans. If refinance volume declines, we would expect the Persistency Rate for our portfolio to increase, benefiting the size of our IIF portfolio. See "Overview—COVID-19 Impacts” above and “Item 1A. Risk Factors” in our 2020 Form 10-K for more information.
NIW for direct Single Premiums include policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically after the loans have been originated). The following table provides selected information as of and for the periods indicated related to our mortgage insurance NIW.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NIW

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
NIW	$26,558	$33,320	$68,243	$75,391
Primary risk written	$6,781	$7,970	$16,511	$17,712
Average coverage percentage	25.5%	23.9%	24.2%	23.5%

NIW by loan purpose
Purchases	89.8%	70.5%	76.8%	64.8%
Refinances	10.2%	29.5%	23.2%	35.2%

Total borrower-paid NIW	99.2%	98.5%	99.2%	97.9%

NIW by premium type
Direct Monthly and Other Recurring Premiums	93.8%	90.0%	92.5%	86.2%
Direct single premiums (1)	6.2%	10.0%	7.5%	13.8%

NIW by FICO Score (2)
>=740	56.0%	66.2%	60.2%	66.5%
680-739	34.9%	30.7%	33.3%	30.6%
620-679	9.1%	3.1%	6.5%	2.9%

NIW by LTV
95.01% and above	12.1%	9.7%	10.5%	9.2%
90.01% to 95.00%	46.7%	39.6%	40.2%	38.1%
85.01% to 90.00%	26.5%	28.3%	28.3%	29.3%
85.00% and below	14.7%	22.4%	21.0%	23.4%
(1)Borrower-paid Single Premium Policies were 6.0% and 7.2% of NIW for the three and nine months ended September 30, 2021, respectively, compared to 9.0% and 12.3% for the same periods in 2020, respectively. See “Item 1. Business—Regulation—Federal Regulation—GSE Requirements” in our 2020 Form 10-K for additional information.
(2)For loans with multiple borrowers, the percentage of NIW by FICO score represents the lowest of the borrowers’ FICO scores.
Insurance and Risk in Force
IIF at September 30, 2021 decreased 1.6% as compared to the same period last year, reflecting a 25.1% decline in Single Premium Policies in force, partially offset by a 5.8% increase in Monthly Premium Policies in force. Historically, there is a close correlation between interest rates and Persistency Rates. Lower interest rate environments generally increase refinancings, which increase the cancellation rate of our insurance and negatively affect our Persistency Rates.
As shown in the table below, our Persistency Rate for the 12 months ended September 30, 2021 declined as compared to the same period in 2020. The decline in our Persistency Rate and the related decline in our Single Premium Policies in force at September 30, 2021, were attributable to increased refinance activity resulting from historically low interest rates, which led to an increase in Single Premium Policy cancellations. Single Premium Policy cancellations was the primary driver of the decrease in unearned premiums on our condensed consolidated balance sheet at September 30, 2021 as compared to December 31, 2020.
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
Historical loan performance data indicates that credit scores and underwriting quality are key predictors of credit performance. As of September 30, 2021, substantially all of our total primary RIF is comprised of our portfolio of business written subsequent to 2008 and has consisted primarily of high credit quality loans with significantly better credit performance than loans originated during 2008 and prior periods. Although our actual and expected future losses on our portfolio written after 2008, together with refinancings under HARP, are significantly lower than those experienced on our NIW prior to and including 2008, our future losses, including the impact from the COVID-19 pandemic, are highly uncertain.
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
The following table provides selected information as of and for the periods indicated related to mortgage insurance IIF and RIF.

IIF and RIF

($ in millions)	September 30, 2021	December 31, 2020	September 30, 2020
Primary IIF	$241,575	$246,144	$245,467
Primary RIF	$59,421	$60,656	$60,989
Average coverage percentage	24.6%	24.6%	24.8%

Total primary RIF on defaulted loans	$1,928	$3,250	$3,747

Persistency Rate (12 months ended)	60.8%	61.2%	65.6%
Persistency Rate (quarterly, annualized) (1)	67.5%	60.4%	60.0%

Total borrower-paid RIF	89.6%	86.3%	84.2%

Primary RIF by Premium Type
Direct Monthly and Other Recurring Premiums	82.7%	79.1%	76.8%
Direct single premiums (2)	17.3%	20.9%	23.2%

Primary RIF by FICO Score (3)
>=740	57.3%	57.5%	57.6%
680-739	34.8%	34.6%	34.3%
620-679	7.4%	7.3%	7.5%
<=619	0.5%	0.6%	0.6%

Primary RIF by LTV
95.01% and above	14.6%	14.4%	14.3%
90.01% to 95.00%	48.9%	49.3%	50.1%
85.01% to 90.00%	27.8%	28.0%	27.9%
85.00% and below	8.7%	8.3%	7.7%
(1)The Persistency Rate on a quarterly, annualized basis is calculated based on loan-level detail for the quarter ending as of the date shown. It may be impacted by seasonality or other factors, including the level of refinance activity during the applicable periods, and may not be indicative of full-year trends.
(2)Borrower-paid Single Premium Policies were 8.8%, 9.4% and 9.7% of primary RIF for the periods indicated, respectively.
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

PMIERs benefit from risk distribution

($ in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
PMIERs impact - reduction in Minimum Required Assets
Excess-of-Loss Program	$659,151	$912,734	$783,842
Single Premium QSR Program	328,339	423,712	469,625
QSR Program	14,116	22,712	26,213
Total PMIERs impact	$1,001,606	$1,359,158	$1,279,680
Percentage of gross Minimum Required Assets	22.1%	28.8%	26.8%

Results of Operations—Consolidated
Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three and nine months ended September 30, 2021 and September 30, 2020 primarily reflect the financial results and performance of our two reportable business segments—Mortgage and homegenius. See “Results of Operations—Mortgage” and “Results of Operations—homegenius” for the operating results of these business segments for the three and nine months ended September 30, 2021, compared to the same periods in 2020.
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

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table highlights selected information related to our consolidated results of operations for the three and nine months ended September 30, 2021 and 2020.

Summary results of operations - Consolidated

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
(In millions, except per-share amounts)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Pretax income	$161.6	$161.2	$0.4	$518.3	$300.3	$218.0
Net income	126.4	135.1	(8.7)	407.2	245.6	161.6
Diluted net income per share	0.67	0.70	(0.03)	2.11	1.25	0.86
Book value per share at September 30	23.48	21.52	1.96	23.48	21.52	1.96
Net premiums earned (1)	249.1	286.5	(37.4)	775.7	813.2	(37.5)
Services revenue (2)	37.8	33.9	3.9	90.1	93.9	(3.8)
Net investment income (1)	36.0	36.3	(0.3)	110.5	115.9	(5.4)
Net gains (losses) on investments and other financial instruments	2.1	17.7	(15.6)	12.6	42.9	(30.3)
Provision for losses (1)	17.3	88.1	70.8	67.1	428.5	361.4
Policy acquisition costs (1)	7.9	10.2	2.3	21.8	23.6	1.8
Cost of services (2)	30.5	24.4	(6.1)	75.4	64.5	(10.9)
Other operating expenses (3)	86.5	69.4	(17.1)	243.2	199.1	(44.1)
Interest expense (1)	21.0	21.1	0.1	63.2	50.0	(13.2)
Income tax provision (benefit)	35.2	26.1	(9.1)	111.1	54.7	(56.4)
Adjusted pretax operating income (4)	160.6	145.0	15.6	512.7	261.1	251.6
Adjusted diluted net operating income per share (4)	0.67	0.59	0.08	2.10	1.05	1.05
Return on equity	11.8%	13.3%	(1.5)%	12.7%	8.0%	4.7%
Adjusted net operating return on equity (4)	11.8%	11.3%	0.5%	12.6%	6.7%	5.9%
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
(4)See “—Use of Non-GAAP Financial Measures” below.
Net Income. As discussed in more detail below, our net income for the three months ended September 30, 2021, decreased as compared to the same period in 2020, primarily reflecting: (i) a decrease in net premiums earned; (ii) an increase in other operating expenses; and (iii) a decrease in net gains on investments and other financial instruments. Partially offsetting these items was a decrease in provision for losses related to our Mortgage segment. Our net income for the nine months ended September 30, 2021, increased as compared to the same period in 2020, primarily reflecting a decrease in provision for losses related to our Mortgage segment. Partially offsetting this item was: (i) a decrease in net premiums earned; (ii) a decrease in net gains on investments and other financial instruments; (iii) an increase in other operating expenses; and (iv) an increase in interest expense.
Diluted Net Income Per Share. The change in diluted net income per share for the three and nine months ended September 30, 2021, compared to the same periods in 2020, is primarily due to the change in net income, as discussed above.
Book Value Per Share. The increase in book value per share from $22.36 at December 31, 2020, to $23.48 at September 30, 2021, is primarily due to our net income for the nine months ended September 30, 2021. Partially offsetting this item is: (i) a decrease of $0.58 per share due to unrealized losses in our available for sale securities, recorded in accumulated other comprehensive income and (ii) a $0.41 per share impact of dividends.
Net Gains (Losses) on Investments and Other Financial Instruments. The decrease in net gains on investments and other financial instruments for the three months ended September 30, 2021, as compared to the same period in 2020, is primarily due to: (i) a decrease in net unrealized gains on our trading securities and (ii) a decrease in gains on other financial instruments. The decrease in net gains on investments and other financial instruments for the nine months ended September

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
30, 2021, as compared to the same period in 2020, is primarily due to: (i) a decrease in net realized gains on our fixed-maturities available for sale; (ii) a decrease in gains on other financial instruments; (iii) a decrease in net unrealized gains on our trading securities; and (iv) a decrease in the fair value of our embedded derivatives. These decreases were partially offset by a decrease in impairments recorded in earnings. See Notes 5 and 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about the embedded derivatives associated with our reinsurance obtained through mortgage linked-notes transactions and net gains (losses) on investments, respectively.
Income Tax Provision. Variations in our effective tax rates, combined with differences in pretax income, were the drivers of the changes in our income tax provision between periods. Our effective tax rate for the three and nine months ended September 30, 2021 was 21.8% and 21.4%, respectively, which approximated the federal statutory rate of 21%. Those effective tax rates compared to 16.2% and 18.2% for the same respective periods in 2020. Our effective tax rate for the three and nine months ended September 30, 2020 was lower than the federal statutory rate of 21% primarily due to the effects of an update recorded in the third quarter of 2020 related to our liability for uncertain tax positions.
Return on Equity. The change in return on equity is primarily due to the increase in net income for the three and nine months ended September 30, 2021, as described above.
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

Reconciliation of consolidated pretax income to consolidated adjusted pretax operating income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Consolidated pretax income	$161,641	$161,205	$518,326	$300,274
Less reconciling income (expense) items
Net gains (losses) on investments and other financial instruments	2,098	17,652	12,578	42,901
Amortization and impairment of other acquired intangible assets	(862)	(961)	(2,587)	(2,919)
Impairment of other long-lived assets and other non-operating items	(244)	(466)	(4,349)	(788)
Total adjusted pretax operating income (1)	$160,649	$144,980	$512,684	$261,080
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

Reconciliation of diluted net income per share to adjusted diluted net operating income per share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Diluted net income per share	$0.67	$0.70	$2.11	$1.25
Less per-share impact of reconciling income (expense) items
Net gains (losses) on investments and other financial instruments	0.01	0.09	0.07	0.22
Amortization and impairment of other acquired intangible assets	—	—	(0.01)	(0.01)
Impairment of other long-lived assets and other non-operating items	—	—	(0.02)	—
Income tax (provision) benefit on reconciling income (expense) items (1)	—	(0.02)	(0.01)	(0.04)
Difference between statutory and effective tax rates	(0.01)	0.04	(0.02)	0.03
Per-share impact of reconciling income (expense) items	—	0.11	0.01	0.20
Adjusted diluted net operating income per share (1)	$0.67	$0.59	$2.10	$1.05
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

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of return on equity to adjusted net operating return on equity

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Return on equity (1)	11.8%	13.3%	12.7%	8.0%
Less impact of reconciling income (expense) items (2)
Net gains (losses) on investments and other financial instruments	0.2	1.7	0.4	1.4
Amortization and impairment of other acquired intangible assets	(0.1)	(0.1)	(0.1)	(0.1)
Impairment of other long-lived assets and other non-operating items	—	—	(0.1)	—
Income tax (provision) benefit on reconciling income (expense) items (3)	—	(0.3)	—	(0.3)
Difference between statutory and effective tax rates	(0.1)	0.7	(0.1)	0.3
Impact of reconciling income (expense) items	—	2.0	0.1	1.3
Adjusted net operating return on equity	11.8%	11.3%	12.6%	6.7%
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
Results of Operations—Mortgage
Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020
The following table summarizes our Mortgage segment’s results of operations for the three and nine months ended September 30, 2021 and 2020.

Summary results of operations - Mortgage

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
(In millions)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Adjusted pretax operating income (1) (2)	$163.1	$147.3	$15.8	$528.9	$267.2	$261.7
Net premiums written	228.1	259.3	(31.2)	706.0	749.7	(43.7)
(Increase) decrease in unearned premiums	8.8	24.1	(15.3)	42.6	56.2	(13.6)
Net premiums earned	236.9	283.4	(46.5)	748.6	806.0	(57.4)
Services revenue	5.0	3.9	1.1	13.1	11.0	2.1
Net investment income	32.2	32.1	0.1	99.0	103.0	(4.0)
Provision for losses	16.8	87.8	71.0	66.0	427.0	361.0
Policy acquisition costs	7.9	10.2	2.3	21.8	23.6	1.8
Cost of services	3.9	2.9	(1.0)	10.2	6.8	(3.4)
Other operating expenses (2)	61.9	50.8	(11.1)	172.7	147.5	(25.2)
Interest expense	21.0	21.1	0.1	63.2	50.0	(13.2)
(1)Our senior management uses adjusted pretax operating income as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(2)The following tables show additional information about Mortgage other operating expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Direct other operating expenses	$27.6	$21.7	$77.5	$63.8
Allocated corporate operating expenses (a)	34.3	29.1	95.2	83.7
Total other operating expenses	$61.9	$50.8	$172.7	$147.5

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Salaries and other general other operating expenses	$50.4	$52.6	$151.3	$152.3
Variable and share-based incentive compensation	17.1	10.5	41.2	25.9
Ceding commissions	(5.6)	(12.3)	(19.8)	(30.7)
Total other operating expenses	$61.9	$50.8	$172.7	$147.5
(a)See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our allocation of corporate operating expenses to segments.
Adjusted Pretax Operating Income. Our Mortgage segment’s adjusted pretax operating income increased for the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily due to a decrease in provision for losses. Partially offsetting this item is: (i) a decrease in net premiums earned and (ii) an increase in other operating expenses. Our Mortgage segment’s adjusted pretax operating income for the nine months ended September 30, 2021, as compared to the same period in 2020, was also impacted by an increase in interest expense. See “—Net Premiums Written and Earned” and “—Provision for Losses” below for more information about our net premiums earned and provision for losses, respectively.
Net Premiums Written and Earned. Net premiums written for the three and nine months ended September 30, 2021 decreased, compared to the same periods in 2020. The decrease for the three months ended September 30, 2021, was primarily driven by lower direct premium rates on our IIF portfolio compared to the same period in 2020, as well as a lower proportion of Single Premium Policies. For the nine months ended September 30, 2020, higher recorded ceded losses resulted in elevated ceded premiums due to a reduction in accrued profit commissions, which lowered net premiums written in that period. The subsequent improvement in accrued profit commissions in 2021 was more than offset for the nine months ended September 30, 2021, by lower direct premium rates on our IIF portfolio compared to the same periods in 2020, as well as a lower proportion of Single Premium Policies.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The table below provides additional information about the components of mortgage insurance net premiums earned for the periods indicated, including the effects of our reinsurance programs.

Net premiums earned

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except as otherwise indicated)	2021	2020	2021	2020
Direct
Premiums earned, excluding revenue from cancellations	$239,786	$259,889	$739,768	$798,004
Single Premium Policy cancellations	25,592	65,667	95,694	139,823
Direct premiums	265,378	325,556	835,462	937,827
Assumed (1)	1,683	2,946	5,596	9,599
Ceded
Premiums earned, excluding revenue from cancellations	(27,662)	(25,120)	(80,359)	(80,222)
Single Premium Policy cancellations (2)	(7,338)	(18,679)	(27,483)	(40,286)
Profit commission—other (3)	4,806	(1,347)	15,401	(20,967)
Ceded premiums	(30,194)	(45,146)	(92,441)	(141,475)
Total net premiums earned	$236,867	$283,356	$748,617	$805,951

Direct premium yield (in basis points) (4)	40.3	43.2	40.7	44.3
Net premium yield (in basis points) (5)	39.6	46.6	40.9	44.2
Average primary IIF (in billions)	$239.4	$243.4	$243.9	$243.0
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
Net premiums earned decreased for the three and nine months ended September 30, 2021 compared to the same periods in 2020, primarily due to: (i) a decrease in premiums earned on our in-force Single Premium Policies and Monthly Premium Policies and (ii) a decrease in the impact, net of reinsurance, from Single Premium Policy cancellations, due to decreased refinance activity as compared to the same period in 2020. These decreases were partially offset by a decrease in ceded premiums, which were elevated in 2020 due to reduced profit commissions as a result of higher ceded losses in 2020.
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

Ceded premiums earned

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Single Premium QSR Program	$12,752	$34,578	$44,694	$109,444
Excess-of-Loss Program	16,581	8,290	44,336	25,016
QSR Program	754	2,164	3,091	6,662
Other	107	114	320	353
Total ceded premiums earned (1)	$30,194	$45,146	$92,441	$141,475
Percentage of total direct and assumed premiums earned	10.8%	13.7%	10.7%	14.9%
(1)Does not include the benefit from ceding commissions on our Single Premium QSR Programs, which are included in other operating expenses on the consolidated statement of operations. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Net Investment Income. Lower investment yields, partially offset by higher average investment balances, resulted in a decrease in net investment income for the nine months ended September 30, 2021, compared to the same period in 2020. Our higher average investment balances were a result of investing our positive cash flows from operations.
Provision for Losses. The following table details the financial impact of the significant components of our provision for losses for the periods indicated.

Provision for losses

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except reserve per new default)	2021	2020	2021	2020
Current period defaults (1)	$33.3	$96.0	$119.8	$448.5
Prior period defaults (2)	(16.5)	(8.2)	(53.9)	(21.4)
Second-lien mortgage loan premium deficiency reserve and other	—	—	0.1	(0.1)
Provision for losses	$16.8	$87.8	$66.0	$427.0
Loss ratio (3)	7.1%	31.0%	8.8%	53.0%
Reserve per new default (4)	$4,095	$4,681	$4,260	$4,798
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
Our mortgage insurance provision for losses for the three and nine months ended September 30, 2021 decreased by $71.0 million and $361.0 million, respectively, as compared to the same periods in 2020. Reserves established for new default notices were the primary driver of our total incurred losses for the three and nine months ended September 30, 2021 and 2020. Current period new primary defaults decreased significantly for the three and nine months ended September 30, 2021, compared to the same periods in 2020, as shown below. The decreases primarily relate to a decrease in the number of new default notices related to the effects of the COVID-19 pandemic, as compared to the same periods last year. Our gross Default to Claim Rate assumption for new primary defaults was 8.0% at September 30, 2021, compared to 8.5% at September 30, 2020.
Our provision for losses during the three and nine months ended September 30, 2021 benefited from favorable reserve development on prior period defaults, primarily as a result of more favorable trends in Cures than originally estimated. These trends resulted in, among other changes during the nine months ended September 30, 2021, a reduction from 8.5% to 8.0% in our Default to Claim Rate assumption for default notices reported between April and December 2020 that was recorded as a change to our provision for losses during the second quarter of 2021. See Notes 1 and 11 of Notes to Unaudited Condensed Consolidated Financial Statements and, in our 2020 Form 10-K, “Item 1A. Risk Factors” for additional information.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our primary default rate as a percentage of total insured loans at September 30, 2021 was 3.4% compared to 5.2% at December 31, 2020. The following table shows a rollforward of our primary loans in default.

Rollforward of primary loans in default

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning default inventory	40,464	69,742	55,537	21,266
New defaults	8,132	20,508	28,128	93,473
Cures	(14,475)	(27,283)	(49,293)	(50,837)
Claims paid	(321)	(240)	(562)	(1,154)
Rescissions and Claim Denials, net of Reinstatements (1)	(5)	10	(15)	(11)
Ending default inventory	33,795	62,737	33,795	62,737
(1)Net of any previous Rescissions and Claim Denials that were reversed and reinstated during the period. Such reinstated Rescissions and Claim Denials may ultimately result in a paid claim.
The following tables show additional information about our primary loans in default as of the dates indicated.

Primary loans in default - additional information

	September 30, 2021
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 3rd Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments
Three payments or less	6,671	19.7%	34	38.4%	$59,663	7.0%
Four to eleven payments	9,977	29.5	102	28.5	177,416	20.9
Twelve payments or more	16,849	49.9	794	25.1	598,549	70.3
Pending claims	298	0.9	N/A	14.2	15,523	1.8
Total	33,795	100.0%	930		851,151	100.0%
IBNR and other					3,788
LAE					21,400
Total primary reserve					$876,339

	December 31, 2020
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments
Three payments or less	12,504	22.5%	64	36.5%	$99,491	12.4%
Four to eleven payments	37,691	67.9	190	26.3	512,248	64.1
Twelve payments or more	5,067	9.1	861	5.4	172,161	21.5
Pending claims	275	0.5	N/A	8.2	15,614	2.0
Total	55,537	100.0%	1,115		799,514	100.0%
IBNR and other					9,966
LAE					20,172
Total primary reserve					$829,652
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
Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was approximately 42% and 24% at September 30, 2021 and December 31, 2020, respectively. This increase was primarily due to a shift in the mix of defaults as of September 30, 2021, given the smaller proportion of loans with fewer missed payments.
Our net Default to Claim Rate and loss reserve estimate incorporates our expectations with respect to future Rescissions, Claim Denials and Claim Curtailments. Our estimate of such net future Loss Mitigation Activities, inclusive of claim withdrawals, reduced our loss reserve as of September 30, 2021 and December 31, 2020 by $29.5 million and $29.1 million, respectively. These expectations are based primarily on recent claim withdrawal activity and our recent experience with respect to the number of claims that have been denied due to the policyholder’s failure to submit sufficient documentation to perfect a claim within the time period permitted under our Master Policies and also our recent experience with respect to the number of insurance certificates that have been rescinded due to fraud, underwriter negligence or other factors.
During the third quarter of 2021, Hurricane Ida caused extensive property damage to areas of Louisiana, New York, New Jersey and Pennsylvania, as well as other general disruptions including power outages and flooding. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Our mortgage insurance total loss reserve as a percentage of our mortgage insurance total RIF was 1.5% and 1.4% at September 30, 2021 and December 31, 2020, respectively. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our reserves for losses and a reconciliation of our Mortgage segment’s beginning and ending reserves for losses and LAE.
We considered the sensitivity of our loss reserve estimates at September 30, 2021 by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point absolute change in primary Claim Severity for our primary insurance risk exposure (which we estimated to be 98% of our risk exposure at September 30, 2021 and December 31, 2020), we estimated that our total loss reserve at September 30, 2021 would change by approximately $8.7 million. Assuming the portfolio mix and all other factors remain constant, for every one percentage point absolute change in our primary net Default to Claim Rate, we estimated a $20.1 million change in our primary loss reserve at September 30, 2021.
Total mortgage insurance claims paid of $10.2 million and $24.9 million for the three and nine months ended September 30, 2021, respectively, decreased from claims paid of $10.8 million and $57.0 million for the same respective periods in 2020. The decrease in claims paid is primarily attributable to COVID-19-related forbearance plans and suspensions of foreclosure and evictions. Claims paid in both periods also include the impact of commutations and settlements. Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter, based on the rate that defaults cure and other factors (as described in “Item 1. Business—Mortgage Insurance—Defaults and Claims” in our 2020 Form 10-K) that make the timing of paid claims difficult to predict.
The following table shows net claims paid and average primary claim paid for the periods indicated.

Claims paid

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net claims paid (1)
Total primary claims paid	$5,330	$11,331	$16,811	$57,833
Total pool and other	991	(230)	204	(502)
Subtotal	6,321	11,101	17,015	57,331
Impact of commutations and settlements (2)	3,915	(267)	7,915	(323)
Total net claims paid	$10,236	$10,834	$24,930	$57,008

Total average net primary claim paid (1) (3)	$42.0	$46.4	$44.1	$48.6
Average direct primary claim paid (3) (4)	$43.2	$47.8	$45.6	$49.7
(1)Includes the impact of reinsurance recoveries and LAE.
(2)Includes payments to commute mortgage insurance coverage on certain performing and non-performing loans. For the nine months ended September 30, 2021, also includes payments made to settle certain previously disclosed legal proceedings.
(3)Calculated without giving effect to the impact of other commutations and settlements.
(4)Before reinsurance recoveries.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Other Operating Expenses. Other operating expenses for the three and nine months ended September 30, 2021 increased as compared to the same periods in 2020, primarily due to: (i) an increase in variable and share-based incentive compensation expense in 2021, including as part of allocated corporate operating expenses and (ii) a decrease in ceding commissions.
Our expense ratio on a net premiums earned basis represents our Mortgage segment’s operating expenses (which include policy acquisition costs and other operating expenses, as well as allocated corporate operating expenses), expressed as a percentage of net premiums earned. Our expense ratio was 29.5% and 26.0% for the three and nine months ended September 30, 2021, respectively, compared to 21.5% and 21.2% for the same periods in 2020, respectively. The decrease in net premiums earned was the primary driver of the increase in the expense ratio for the three months ended September 30, 2021. The increase in other operating expenses was the primary driver of the increase in the expense ratio for the nine months ended September 30, 2021.
Interest Expense. The increase in interest expense for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily reflects an increase in our senior notes outstanding in 2021 compared to 2020. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our senior notes.
Results of Operations—homegenius
Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020
As noted above in Results of Operations—Consolidated and as further discussed in Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements, we made certain modifications to our segment reporting in 2020. These changes to our reportable segments have been reflected in our homegenius segment operating results for all periods presented. The following table summarizes our homegenius segment’s results of operations for the three and nine months ended September 30, 2021 and 2020.

Summary results of operations - homegenius

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
(In millions)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Adjusted pretax operating income (loss) (1) (2)	$(5.6)	$(5.0)	$(0.6)	$(25.2)	$(12.1)	$(13.1)
Net premiums earned	12.3	7.1	5.2	27.1	15.0	12.1
Services revenue	32.8	22.6	10.2	77.1	63.6	13.5
Cost of services	26.6	18.1	(8.5)	65.1	45.8	(19.3)
Other operating expenses (2)	23.5	16.4	(7.1)	63.3	43.7	(19.6)
(1)Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(2)The following tables show additional information about homegenius other operating expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Direct other operating expenses	$18.6	$13.1	$49.6	$34.3
Allocated corporate operating expenses (a)	4.9	3.3	13.7	9.4
Total other operating expenses	$23.5	$16.4	$63.3	$43.7

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Salaries and other general other operating expenses	$15.0	$11.6	$42.9	$33.9
Variable and share-based incentive compensation	6.2	3.1	15.0	6.4
Title agent commissions	2.3	1.7	5.4	3.4
Total other operating expenses	$23.5	$16.4	$63.3	$43.7
(a)See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our allocation of corporate operating expenses to segments.
Adjusted Pretax Operating Income (Loss). Our homegenius segment’s adjusted pretax operating loss for the three and nine months ended September 30, 2021 was $5.6 million and $25.2 million, respectively, compared to adjusted pretax operating loss of $5.0 million and $12.1 million for the same periods in 2020, respectively. The increase in our adjusted pretax operating loss for the three and nine months ended September 30, 2021, as compared to the same period in 2020, was primarily driven by: (i) an increase in variable and share-based incentive compensation expense in 2021, including as part of allocated corporate operating expenses; (ii) an increase in title agent commissions; and (iii) continued strategic investments focused on our title and digital real estate businesses. Such investments contributed to an increase in total expenses, which was partially offset by increases in net premiums earned and services revenue. The increases in net premiums earned and services revenue were primarily due to increases in new policies written and closed orders in our title services business, respectively. This business has accounted for a majority of the total revenue from our homegenius segment in 2021. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for the disaggregation of services revenues from external customers, by type.
Results of Operations—All Other
Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020
All Other activities include: (i) income (losses) from assets held by our holding company; (ii) related general corporate operating expenses not attributable or allocated to our reportable segments; (iii) for all periods prior to its sale in the first quarter of 2020, income and expenses related to Clayton; (iv) for all periods presented, the income and expenses related to our traditional appraisal services; and (v) certain other immaterial revenue and expense items. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table summarizes our All Other results of operations for the three and nine months ended September 30, 2021 and 2020.

Summary results of operations - All Other

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
(In millions)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Adjusted pretax operating income (loss) (1)	$3.1	$2.7	$0.4	$9.0	$6.0	$3.0
Services revenue	—	8.3	(8.3)	0.1	20.5	(20.4)
Net investment income	3.8	4.1	(0.3)	11.4	12.6	(1.2)
Cost of services	—	4.1	4.1	0.1	12.8	12.7
Other operating expenses	0.9	1.8	0.9	3.0	7.1	4.1
(1)Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the Company’s business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Consolidated Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Summary cash flows - Consolidated

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$403,304	$498,756
Investing activities	(33,984)	(737,657)
Financing activities	(306,891)	229,071
Increase (decrease) in cash and restricted cash	$62,429	$(9,830)
Operating Activities. Our most significant source of operating cash flows is from premiums received from our mortgage insurance policies, while our most significant uses of operating cash flows are for our operating expenses and claims paid on our mortgage insurance policies. Net cash provided by operating activities totaled $403.3 million for the nine months ended September 30, 2021, compared to $498.8 million for the same period in 2020. This decrease was principally due to lower direct premiums written, partially offset by a reduction in claims paid for the nine months ended September 30, 2021.
Investing Activities. Net cash used in investing activities was $34.0 million for the nine months ended September 30, 2021, compared to $737.7 million used in investing activities for the same period in 2020. This change was primarily the result of a decrease in purchases, net of fixed-maturity investments available for sale.
Financing Activities. Net cash used in financing activities was $306.9 million for the nine months ended September 30, 2021, compared to net cash provided by financing activities of $229.1 million for the same period in 2020. For the nine months ended September 30, 2021, our primary financing activities included: (i) repurchases of our common shares; (ii) payment of dividends; and (iii) net changes in secured borrowings. For the nine months ended September 30, 2020, cash provided by financing activities included the issuance of Senior Notes due 2025, partially offset by: (i) repurchases of our common shares and (ii) payments of dividends. See Notes 12 and 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our borrowings and share repurchases, respectively.
See “Item 1. Financial Statements (Unaudited)—Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity Analysis—Holding Company
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. At September 30, 2021, Radian Group had available, either directly or through unregulated subsidiaries, unrestricted cash and liquid investments of $768.4 million. Available liquidity at September 30, 2021 excludes certain additional cash and liquid investments that have been advanced to Radian Group from its subsidiaries to pay for corporate expenses and interest payments. Total liquidity, which includes our undrawn $267.5 million unsecured revolving credit facility, as described below, was $1.0 billion as of September 30, 2021.
During the nine months ended September 30, 2021, Radian Group’s available liquidity decreased by $334.3 million, primarily due to payments for share repurchases and dividends, as described below.
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
Radian Group also has in place a $267.5 million unsecured revolving credit facility with a syndicate of bank lenders, which has a maturity date of January 18, 2022. Subject to certain limitations, borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to our insurance and reinsurance subsidiaries as well as growth initiatives. At September 30, 2021, the full $267.5 million remains undrawn and available under the facility. The credit facility has a minimum liquidity requirement of $35 million. We expect to renew our credit facility prior to the January 2022 maturity date. See Note 12 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for additional information on the unsecured revolving credit facility.
We expect Radian Group’s principal liquidity demands for the next 12 months to be: (i) the payment of corporate expenses, including taxes; (ii) interest payments on our outstanding debt obligations; (iii) subject to approval by our board of directors and our ongoing assessment of our financial condition, the payment of quarterly dividends on our common stock, which we increased in May 2021 from $0.125 to $0.14 per share; and (iv) the potential continued repurchases of shares of our common stock pursuant to our current and potential future share repurchase authorizations, as described below.
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
Share Repurchases. During the nine months ended September 30, 2021, the Company repurchased 11.4 million shares of Radian Group common stock under programs authorized by Radian Group’s board of directors, at a total cost of $257.0 million, including commissions. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase program.
Dividends and Dividend Equivalents. Throughout 2020, and for the first quarter of 2021, our quarterly common stock dividend was $0.125 per share. Effective May 4, 2021, Radian Group’s board of directors authorized an increase in the Company’s quarterly dividend to $0.14 per share. Based on our current outstanding shares of common stock and restricted stock units, we expect to require approximately $102 million in the aggregate to pay dividends and dividend equivalents for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. The declaration and payment of future quarterly dividends remains subject to the board of directors’ determination.
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding debt obligations. Corporate expenses and interest expense on Radian Group’s debt obligations allocated under these arrangements during the nine months ended September 30, 2021 of $108.9 million and $62.0 million, respectively, were substantially all reimbursed by its subsidiaries. We expect

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
substantially all of our holding company expenses to continue to be reimbursed by our subsidiaries under our expense-sharing arrangements. The expense-sharing arrangements between Radian Group and its mortgage insurance subsidiaries, as amended, have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.
Taxes. Pursuant to our tax-sharing agreements, our operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if they were not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may pay to or receive from its operating subsidiaries amounts that differ from Radian Group’s consolidated federal tax payment obligation. During the nine months ended September 30, 2021, Radian Group received $18.8 million of tax-sharing agreement payments from its operating subsidiaries.
Capitalization—Holding Company
The following table presents our holding company capital structure.

Capital structure

(In thousands)	September 30, 2021	December 31, 2020
Debt
Senior Notes due 2024	$450,000	$450,000
Senior Notes due 2025	525,000	525,000
Senior Notes due 2027	450,000	450,000
Deferred debt costs on senior notes	(16,498)	(19,326)
Revolving credit facility	—	—
Total	1,408,502	1,405,674
Stockholders’ equity	4,257,936	4,284,353
Total capitalization	$5,666,438	$5,690,027
Debt-to-capital ratio	24.9%	24.7%
Stockholders’ equity decreased by $26.4 million from December 31, 2020 to September 30, 2021. The net decrease in stockholders’ equity for the nine months ended September 30, 2021 resulted primarily from share repurchases of $257.0 million, net unrealized losses on investments of $111.5 million primarily as a result of an increase in market interest rates during the year, and dividends of $78.9 million, partially offset by our net income of $407.2 million.
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
As of September 30, 2021, our mortgage insurance subsidiaries maintained claims paying resources of $5.8 billion on a statutory basis, which consists of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves. In addition, our reinsurance programs are designed to provide additional claims-paying resources during times of economic stress and elevated losses. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Radian Guaranty’s Risk-to-capital as of September 30, 2021 was 11.4 to 1. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form. At September 30, 2021, Radian Guaranty had statutory policyholders’ surplus of $646.9 million. This balance includes a $313.1 million benefit from U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury, which mortgage guaranty insurers such as Radian Guaranty may purchase in order to be eligible for a tax deduction, subject to certain limitations, related to amounts required to be set aside in statutory contingency reserves. See Note 16 of Notes to Consolidated Financial Statements, “Overview—COVID-19 Impacts” and “Item 1A. Risk Factors” in our 2020 Form 10-K for more information about these bonds and the risks associated with potential corporate tax rate increases, our statutory and PMIERs requirements and the potential effects of increased defaults due to the COVID-19 pandemic.
Radian Guaranty currently is an approved mortgage insurer under the PMIERs. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. At September 30, 2021, Radian Guaranty’s Available Assets under the PMIERs financial requirements totaled approximately $5.3 billion, resulting in a PMIERs Cushion of $1.7 billion, or 49%, over its Minimum Required Assets. Those amounts compare to Available Assets and a PMIERs cushion of $4.7 billion and $1.3 billion, respectively, at December 31, 2020.
The primary driver of the increase in Radian Guaranty’s PMIERs Cushion during the nine months ended September 30, 2021 is the increase in Available Assets, reflecting positive cash flows from operating activities, combined with a decrease in Minimum Required Assets. During the nine months ended September 30, 2021, Radian Guaranty’s Minimum Required Assets decreased primarily as a result of a decrease in the number of primary loans in default and an overall decline in IIF. Radian Guaranty’s Minimum Required Assets include a benefit as a result of reinsurance agreements, including the addition of the Eagle Re 2021-1 Ltd. reinsurance agreement in April 2021. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our reinsurance agreements.
Our PMIERs Cushion at September 30, 2021, also includes a benefit from the application of the Disaster Related Capital Charge that has reduced the total amount of Minimum Required Assets that Radian Guaranty otherwise would have been required to hold against pandemic-related defaults by approximately $336 million as of September 30, 2021, taking into consideration our risk distribution structures in effect as of that date. We expect that application of the Disaster Related Capital Charge will continue to materially reduce Radian Guaranty’s PMIERs Minimum Required Assets, but will diminish over time.
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
The impact of increased defaults resulting from Hurricane Ida is expected to increase our Minimum Required Assets under the PMIERs financial requirements by an immaterial amount. See “—Results of Operations—Mortgage” for additional information.
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

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Radian Guaranty and Radian Reinsurance are both members of the FHLB. As members, they may borrow from the FHLB, subject to certain conditions, which include requirements to post collateral and to maintain a minimum investment in FHLB stock. Advances from the FHLB may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing for general cash management purposes and for purchases of additional investment securities that have similar durations, for the purpose of generating additional earnings from our investment securities portfolio with limited incremental risk. As of September 30, 2021, there were $172.6 million of FHLB advances outstanding. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
homegenius
As of September 30, 2021, our homegenius segment maintained cash and liquid investments totaling $84.5 million, primarily held by Radian Title Insurance.
Title insurance companies, including Radian Title Insurance, are subject to comprehensive state regulations, including minimum net worth requirements. Radian Title Insurance was in compliance with all of its minimum net worth requirements at September 30, 2021. In the event the cash flows from operations of the homegenius segment are not adequate to fund all of its needs, including the regulatory capital needs of Radian Title Insurance, Radian Group may provide additional funds to the homegenius segment in the form of an intercompany note or other capital contribution, and if needed for Radian Title Insurance, subject to the approval of the Ohio Department of Insurance. Additional capital support may also be required for potential investments in new business initiatives to support our strategy of growing our businesses.
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
(4)Based on the May 20, 2021 release.
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

Table of Contents Glossary
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
Our market risk exposures at September 30, 2021 have not materially changed from those identified in our 2020
Form 10-K.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2021, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
During the three-month period ended September 30, 2021, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents Glossary
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
■underwriting standards on mortgages they purchase;
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
In addition, the GSEs’ business practices have changed in response to the COVID-19 pandemic, with the primary objectives of supporting borrowers impacted by the pandemic and protecting the ongoing functioning of the housing finance system. The significant impact of the COVID-19 pandemic on housing markets and the housing finance system is wide-ranging and unprecedented in scope. As the situation continues to evolve, the actions or potential inactions of the FHFA and GSEs in response to COVID-19 may continue to have a significant impact on the overall functioning of the housing finance system. Because traditional mortgage insurance is an important component of this system and because our businesses depend on the health of the housing finance system and housing markets in particular, these actions have impacted, and may continue to impact our business operations and performance.
The structure of the residential housing finance system could be altered in the future, including as a result of comprehensive housing reform legislation. Since the FHFA was appointed as conservator of the GSEs, there has been a wide range of legislative proposals to reform the U.S. housing finance market, including proposals for GSE reform ranging from nearly complete privatization and elimination of the role of the GSEs to a system that combines a federal role with private capital. In conjunction with these proposals, there has been ongoing debate about the roles that the federal government and private capital should play in the housing finance system. To the extent new legislative action alters the existing GSE charters without explicit preservation of the role of private mortgage insurance for high-LTV loans, our business could be adversely affected. See “Item 1. Business—Regulation—Federal Regulation—Housing Finance Reform and the GSEs’ Business Practices” in the Company’s 2020 Form 10-K for a discussion of the future of housing finance in the U.S., including potential objectives for future reform.
In December 2020, the FHFA finalized the ERCF, which establishes new increased capital requirements for the GSEs, and the FHFA also has proposed new liquidity requirements for the GSEs that remain subject to public comment. See “Item 1. Business—Regulation—Federal Regulation—Housing Finance Reform and the GSEs’ Business Practices” in the Company’s

Table of Contents Glossary
2020 Form 10-K for further information about the specific requirements established by the ERCF and the proposed new liquidity requirements. Taken together, compliance with the increased capital requirements imposed by the ERCF and the proposed new GSE liquidity requirements could significantly alter the business practices and operations of the GSEs, including potentially resulting in an increase in GSE pricing and a decrease in their use of credit risk transfer. An increase in GSE pricing could make alternatives to the GSEs such as FHA insured loans or the private securitization market more attractive, which could reduce the GSEs’ market position and reduce the number of loans available for private mortgage insurance. In September 2021, the FHFA proposed amendments to the ERCF that would, among other things, significantly reduce the amount of capital the GSEs are required to hold compared to version of the ERCF finalized in December 2020, including by increasing the capital credit the GSEs receive for the credit risk that they distribute. It is uncertain if and when these proposed amendments may be incorporated into the ERCF and the form that they may take. Further, the GSEs may seek to amend the PMIERs financial requirements in the future, including potentially to align with the ERCF and the GSE liquidity requirements, once finalized. It remains uncertain if, when and how the PMIERs ultimately may be amended, however, changes to the PMIERs to align with the ERCF could include: (i) an increase in the level of Radian Guaranty’s required capital and (ii) a decrease in the amount of PMIERs’ capital relief that Radian Guaranty receives for existing or future reinsurance or insurance-linked notes transactions.
The GSEs have in the past and may in the future pursue new products and activities in pursuit of their business strategies, including credit risk transfer transactions and structures that compete with private mortgage insurance. In 2018, Freddie Mac and Fannie Mae launched pilot programs, IMAGIN and EPMI, respectively, as alternative ways for lenders to obtain credit enhancement and sell loans with LTVs greater than 80% to the GSEs. These programs were discontinued in 2021, but could be relaunched in the future. If these programs or any future credit risk transfer transactions and structures were to materially displace primary loan level or standard levels of mortgage insurance, the amount of mortgage insurance we write may be reduced, which could negatively impact our franchise value, results of operations and financial condition. The FHFA previously released for comment a proposed rule regarding the process for how it will consider and approve new GSE activities and products; however, this proposed rule has not been finalized. In addition, the proposed rule is intended to apply to any future pilot programs, and therefore, it is not certain whether the same standards and procedures proposed in the new rule also would apply to existing pilots such as IMAGIN and EPMI. See “Item 1. Business—Regulation—Federal Regulation—Housing Finance Reform and the GSEs’ Business Practices” in the Company’s 2020 Form 10-K for further discussion of IMAGIN and EPMI and additional information about the proposed rule discussed above.
Following a change in leadership at the FHFA in June 2021, the FHFA and the GSEs have taken actions that represent a reversal of the previous FHFA leadership’s primary focus on preparing the GSEs to exit from conservatorship by increasing the GSEs’ overall capital levels and reducing their credit risk profile. In contrast, under its new leadership, the FHFA has been focused on increasing the accessibility and affordability of mortgage credit, in particular to low-and-moderate income borrowers and underserved communities.
The GSEs may in the future pursue new products and activities, or alter existing policies and practices in furtherance of these policy objectives. The U.S. mortgage insurance industry (including Radian Guaranty) has been invited to commence a dialogue with one of the GSEs to discuss the strategic goals of equitable, affordable, and sustainable housing. Depending on the outcome of such dialogue, one or both of the GSEs, together or in conjunction with one or more private mortgage insurers, could implement further initiatives in pursuit of housing policy objectives that could require changes to the GSEs’ business practices, including in ways that could negatively impact the results of operations or financial condition of Radian Guaranty.
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

Table of Contents Glossary
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuance of Unregistered Securities
During the three months ended September 30, 2021, no equity securities of Radian Group were sold that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended September 30, 2021.

Share repurchase program

($ in thousands, except per-share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
Period:
7/1/2021 to 7/31/2021	2,813,347	$21.86	2,808,658	$38,876
8/1/2021 to 8/31/2021	1,322,782	23.57	1,322,499	207,727
9/1/2021 to 9/30/2021	2,923,358	22.48	2,923,358	142,042
Total	7,059,487		7,054,515
(1)Includes 4,972 shares tendered by employees as payment of taxes withheld on the vesting of certain restricted stock awards granted under the Company’s equity compensation plans.
(2)On August 14, 2019, Radian Group’s board of directors approved a share repurchase program authorizing the Company to spend up to $200 million, excluding commissions, to repurchase Radian Group common stock. Since then, Radian Group’s board of directors has authorized several increases to the program along with extensions of the program’s expiration date. Most recently, in August 2021, Radian Group’s board of directors approved a $200 million increase to this program, bringing the cumulative authorization to repurchase shares up to $675 million, excluding commissions, and extended the expiration of this program to August 31, 2022. During the three months ended September 30, 2021, the Company purchased 7.1 million shares at an average price of $22.44, including commissions, under this share repurchase program which expires on August 31, 2021. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase program.

Table of Contents Glossary
Item 6. Exhibits

Exhibit Number	Exhibit

*31	Rule 13a - 14(a) Certifications
**32	Section 1350 Certifications
*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)
*    Filed herewith.
**    Furnished herewith.

Table of Contents Glossary
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date:	November 5, 2021	/s/ J. FRANKLIN HALL
J. Franklin Hall
Senior Executive Vice President, Chief Financial Officer

/s/ ROBERT J. QUIGLEY
Robert J. Quigley
Executive Vice President, Controller and Chief Accounting Officer