Form 10-Q
period 2022-03-31
RADIAN GROUP INC
filed 2022-05-06
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 172,802,349 shares of common stock, $0.001 par value per share, outstanding on May 4, 2022.

Glossary of Abbreviations and Acronyms
The following list defines various abbreviations and acronyms used throughout this report, including the Condensed Consolidated Financial Statements, the Notes to Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Term	Definition
2021 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022
2014 Master Policy	Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which became effective October 1, 2014
2020 Master Policy	Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which became effective March 1, 2020
2016 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in the first quarter of 2016 and subsequently amended in the fourth quarter of 2017
2018 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in October 2017 to cede a portion of Single Premium NIW beginning January 1, 2018
2020 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in January 2020 to cede a portion of Single Premium NIW beginning January 1, 2020
ABS	Asset-backed securities
All Other	Radian’s non-reportable operating segments and other business activities, including: (i) income (losses) from assets held by Radian Group; (ii) related general corporate operating expenses not attributable or allocated to our reportable segments; (iii) the income and expenses related to our traditional appraisal services, which we wound down beginning in the fourth quarter of 2020; and (iv) certain other immaterial activities, including investments in new business opportunities
ASU	Accounting Standards Update, issued by the FASB to communicate changes to GAAP
Available Assets	As defined in the PMIERs, assets primarily including the most liquid assets of a mortgage insurer, and reduced by, among other items, premiums received but not yet earned and reinsurance funds withheld
Claim Curtailment	Our legal right, under certain conditions, to reduce the amount of a claim, including due to servicer negligence
Claim Denial	Our legal right, under certain conditions, to deny a claim
Claim Severity	The total claim amount paid divided by the original coverage amount
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
COVID-19	The novel coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
COVID-19 Amendment	Amendment to the PMIERs effective June 30, 2020, primarily to recognize the COVID-19 pandemic as a nationwide “FEMA Declared Major Disaster” and to set forth guidelines on the application of the Disaster Related Capital Charge to COVID-19 Defaulted Loans
COVID-19 Crisis Period	Time period extending from March 1, 2020 to March 31, 2021
COVID-19 Defaulted Loans	All non-performing loans that either: (i) have an Initial Missed Payment occurring during the COVID-19 Crisis Period or (ii) are subject to a forbearance plan granted in response to a financial hardship related to COVID-19 (which is assumed under the COVID-19 Amendment to be the case for any loan that has an Initial Missed Payment occurring during the COVID-19 Crisis Period and is subject to a forbearance plan), the terms of which are materially consistent with the terms of forbearance plans offered by the GSEs
Cures	Loans that were in default as of the beginning of a period and are no longer in default because payments were received such that the loan is no longer 60 or more days past due
Default to Claim Rate	The percentage of defaulted loans that are assumed to result in a claim
Demotech	Demotech, Inc.
Disaster Related Capital Charge	Under the PMIERs, multiplier of 0.30 applied to the required asset amount factor for each non-performing loan: (i) backed by a property located in a FEMA Designated Area and (ii) either subject to a certain forbearance plan or with an initial default date occurring within a certain timeframe

Term	Definition
Eagle Re Issuer(s)	A group of unaffiliated special purpose insurers (VIEs) domiciled in Bermuda, comprising Eagle Re 2018-1 Ltd., Eagle Re 2019-1 Ltd., Eagle Re 2020-1 Ltd., Eagle Re 2020-2 Ltd., Eagle Re 2021-1 Ltd. and/or Eagle Re 2021-2 Ltd., which provide reinsurance coverage under Radian Guaranty’s Excess-of-Loss Program
ECF	Enterprise Capital Framework, which establishes a new regulatory capital framework for the GSEs
Excess-of-Loss Program	The credit risk protection obtained by Radian Guaranty in the form of excess-of-loss reinsurance, which indemnifies the ceding company against loss in excess of a specific agreed limit, up to a specified sum. The program includes reinsurance agreements with the Eagle Re Issuers in connection with various issuances of mortgage insurance-linked notes. The program also included a separate agreement with a third-party reinsurer, representing a pro rata share of the credit risk alongside the risk assumed by Eagle Re 2018-1 Ltd., an Eagle Re Issuer.
Exchange Act	Securities Exchange Act of 1934, as amended
Extraordinary Distribution	A dividend or distribution of capital that is required to be approved by an insurance company’s primary regulator that is greater than would be permitted as an ordinary distribution (which does not require regulatory approval)
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FEMA	Federal Emergency Management Agency, an agency of the U.S. Department of Homeland Security
FEMA Designated Area	Generally, an area that has been subject to a disaster, designated by FEMA as an individual assistance disaster area for the purpose of determining eligibility for various forms of federal assistance
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
FICO	Fair Isaac Corporation (“FICO”) credit scores, for Radian’s portfolio statistics, represent the borrower’s credit score at origination and, in circumstances where there are multiple borrowers, the lowest of the borrowers’ FICO scores is utilized
Fitch	Fitch Ratings, Inc.
Foreclosure Stage Default	The stage of default of a loan in which a foreclosure sale has been scheduled or held
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	Generally accepted accounting principles in the U.S., as amended from time to time
GSE(s)	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
HARP	Home Affordable Refinance Program
homegenius	Radian’s business segment that offers an array of title, real estate and technology products and services to consumers, mortgage lenders, mortgage and real estate investors, GSEs, real estate brokers and agents
IBNR	Losses incurred but not reported
IIF	Insurance in force, equal to the aggregate unpaid principal balances of the underlying loans
Initial Missed Payment
The first missed monthly payment, which would be reported to us as delinquent as of the last day of the month for which it was due. (For example, for a loan first reported to the approved insurer in May as having missed its payments due on April 1 and May 1, the Initial Missed Payment shall be deemed to have occurred on April 30.)

LAE	Loss adjustment expenses, which include the cost of investigating and adjusting losses and paying claims
LIBOR	London Inter-bank Offered Rate
Loss Mitigation Activity/Activities	Activities such as Rescissions, Claim Denials, Claim Curtailments and cancellations
LTV	Loan-to-value ratio, calculated as the ratio of the original loan amount to the original value of the property, expressed as a percentage
Master Policies	The Prior Master Policy, the 2014 Master Policy, and the 2020 Master Policy, together

Term	Definition
Minimum Required Asset(s)	A risk-based minimum required asset amount, as defined in the PMIERs, calculated based on net RIF (RIF, net of credits permitted for reinsurance) and a variety of measures related to expected credit performance and other factors, including the impact of the Disaster Related Capital Charge
Monthly and Other Recurring Premiums (or Recurring Premium Policies)	Insurance premiums or policies, respectively, where premiums are paid on a monthly or other installment basis, in contrast to Single Premium Policies
Monthly Premium Policies	Insurance policies where premiums are paid on a monthly installment basis
Moody’s	Moody’s Investors Service
Mortgage	Radian’s mortgage insurance and risk services business segment, which provides credit-related insurance coverage, principally through private mortgage insurance on residential first-lien mortgage loans, as well as other credit risk management, contract underwriting and fulfillment solutions, to mortgage lending institutions and mortgage credit investors
MPP Requirement	Certain states’ statutory or regulatory risk-based capital requirement that the mortgage insurer must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels
NIW	New insurance written, representing the aggregate original principal amount of the mortgages underlying the Primary Mortgage Insurance
NOL	Net operating loss; for tax purposes, accumulated during years a company reported more tax deductions than taxable income. NOLs may be carried back or carried forward a certain number of years, depending on various factors which can reduce a company’s tax liability.
Persistency Rate	The percentage of IIF that remains in force over a period of time
PMIERs	Private Mortgage Insurer Eligibility Requirements issued by the GSEs under oversight of the FHFA to set forth requirements an approved insurer must meet and maintain to provide mortgage guaranty insurance on loans acquired by the GSEs. The current PMIERs requirements, sometimes referred to as PMIERs 2.0, incorporate the most recent revisions to the PMIERs that became effective on March 31, 2019, as amended.
PMIERs Cushion	Under PMIERs, Radian Guaranty’s excess of Available Assets over Minimum Required Assets
Pool Mortgage Insurance	Insurance that provides a lender or investor protection against default on a group or “pool” of mortgages, rather than on an individual mortgage loan basis, generally subject to an aggregate exposure limit, or “stop loss,” and/or deductible applied to the initial aggregate loan balance of the entire pool, pursuant to the terms of the applicable insurance agreement
Primary Mortgage Insurance	Insurance that provides a lender or investor protection against default on an individual mortgage loan basis, at a specified coverage percentage for each loan, pursuant to the terms of the applicable Master Policy
Prior Master Policy	Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which was in effect prior to the effective date of the 2014 Master Policy
QSR Program	The quota share reinsurance agreements entered into with a third-party reinsurance provider in the second and fourth quarters of 2012, collectively
Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Group	Radian Group Inc., our insurance holding company
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group and our approved insurer under the PMIERs, through which we provide mortgage insurance products and services
Radian Reinsurance	Radian Reinsurance Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group, through which we provide mortgage credit risk insurance and reinsurance, including through participation in credit risk transactions issued by the GSEs
Radian Title Insurance	Radian Title Insurance Inc., an Ohio domiciled insurance company and an indirect subsidiary of Radian Group, through which we offer title insurance
RBC States	Risk-based capital states, which are those states that currently impose a statutory or regulatory risk-based capital requirement
Rescission	Our legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies if we determine that a loan did not qualify for insurance

Term	Definition
RIF	Risk in force; for Primary Mortgage Insurance, RIF is equal to the underlying loan unpaid principal balance multiplied by the insurance coverage percentage, whereas for Pool Mortgage Insurance, it represents the remaining exposure under the agreements
Risk-to-capital	Under certain state regulations, a maximum ratio of net RIF calculated relative to the level of statutory capital
RMBS	Residential mortgage-backed securities
S&P	Standard & Poor’s Financial Services LLC
SaaS	Software-as-a-Service
SAP	Statutory accounting principles and practices, including those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes due 2024	Our 4.500% unsecured senior notes due October 2024 ($450 million original principal amount)
Senior Notes due 2025	Our 6.625% unsecured senior notes due March 2025 ($525 million original principal amount)
Senior Notes due 2027	Our 4.875% unsecured senior notes due March 2027 ($450 million original principal amount)
Single Premium NIW / IIF	NIW or IIF, respectively, on Single Premium Policies
Single Premium Policy / Policies	Insurance policies where premiums are paid in a single payment, which includes policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically shortly after the loans have been originated)
Single Premium QSR Program	The 2016 Single Premium QSR Agreement, the 2018 Single Premium QSR Agreement and the 2020 Single Premium QSR Agreement, collectively
SOFR	Secured Overnight Financing Rate
Statutory RBC Requirement	Risk-based capital requirement imposed by the RBC States, requiring a minimum surplus level and, in certain states, a minimum ratio of statutory capital relative to the level of risk
Surplus Note due 2027	The $100 million 0.0% intercompany surplus note issued by Radian Guaranty to Radian Group, due December 31, 2027
VIE	Variable interest entity

Table of Contents Glossary
Cautionary Note Regarding Forward-Looking Statements
—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements are not guarantees of future performance, and the forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:
■the COVID-19 pandemic, which could continue to subject us to certain risks, including those discussed in “Item 1A. Risk Factors—The COVID-19 pandemic adversely impacted us and, in the future, could again adversely affect our business, results of operations or financial condition;” and other risk factors in our 2021 Form 10-K;
■changes in economic conditions that impact the size of the insurable mortgage market, the credit performance of our insured mortgage portfolio and our business prospects, including as a result of inflationary pressures and a rising interest rate environment, as well as other macroeconomic stresses such as those that may arise from the ongoing Russia-Ukraine conflict;
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
■changes in the charters or business practices of, or rules or regulations imposed by or applicable to, the GSEs or loans purchased by the GSEs, which may include further changes in response to the COVID-19 pandemic, changes in furtherance of housing policy objectives such as the accessibility and affordability of homeownership for low-and-moderate income borrowers and underrepresented communities, or changes in the requirements for Radian Guaranty to remain an approved insurer to the GSEs, such as changes in the PMIERs or the GSEs’ interpretation and application of the PMIERs;
■the effects of the ECF which, as finalized, increases the capital requirements for the GSEs, and among other things, could impact the GSEs’ operations and pricing as well as the size of the insurable mortgage market, and which may form the basis for future changes to the PMIERs;
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
■our ability to successfully execute and implement our business plans and strategies, including plans and strategies that may require GSE and/or regulatory approvals and licenses, are subject to complex compliance requirements that we may be unable to satisfy, or may expose us to new risks including those that could impact our capital and liquidity positions;
■uncertainty from the discontinuance of LIBOR and transition to one or more alternative benchmarks that could cause interest rate volatility and, among other things, impact our investment portfolio, cost of debt and cost of reinsurance through mortgage insurance-linked notes transactions;
■any disruption in the servicing of mortgages covered by our insurance policies, as well as poor servicer performance, which could be impacted by the burdens placed on many servicers due to the COVID-19 pandemic;
■a decrease in the Persistency Rates of our mortgage insurance on Monthly Premium Policies;
■competition in the private mortgage insurance industry generally, and more specifically: price competition in our mortgage insurance business, including the increasing prevalence of formulaic, granular risk-based pricing methodologies that are less transparent than historical rate-card-based pricing practices; and competition from the FHA and the U.S. Department

Table of Contents Glossary
of Veterans Affairs as well as from other forms of credit enhancement, such as GSE-sponsored alternatives to traditional mortgage insurance;
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
■risks associated with investments to grow our existing businesses, or to pursue new lines of business or new products and services, including our ability and related costs to develop, launch and implement new and innovative technologies and digital products and services, and whether these products and services will receive broad customer acceptance, risks resulting from potential changes in our investment, financing and hedging strategies, as well as liquidity risk, risks associated with the use of financial leverage, and market risks, including risk resulting from changes in the fair values of assets in which we invest;
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
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to “Item 1A. Risk Factors” in this report and “Item 1A. Risk Factors” in our 2021 Form 10-K, and to subsequent reports and registration statements filed from time to time with the SEC. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we issued this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements to reflect new information or future events or for any other reason.

Table of Contents Glossary
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per-share amounts)	March 31, 2022	December 31, 2021
Assets
Investments (Notes 5 and 6)
Fixed-maturities available for sale—at fair value (amortized cost of $5,563,766 and $5,367,729)	$5,401,704	$5,517,078
Trading securities—at fair value (amortized cost of $208,912 and $234,382)	218,018	256,546
Equity securities—at fair value (cost of $182,158 and $176,229)	185,803	184,245
Short-term investments—at fair value (includes $40,856 and $48,652 of reinvested cash collateral held under securities lending agreements)	525,460	551,508
Other invested assets—at fair value	3,965	4,165
Total investments	6,334,950	6,513,542
Cash	131,853	151,145
Restricted cash	1,651	1,475
Accrued investment income	35,531	32,812
Accounts and notes receivable	142,579	124,016
Reinsurance recoverables (includes $17 and $51 for paid losses)	55,015	67,896
Deferred policy acquisition costs	16,383	16,317
Property and equipment, net	75,275	75,086
Goodwill and other acquired intangible assets, net (Note 7)	18,744	19,593
Other assets (Note 9)	803,765	837,303
Total assets	$7,615,746	$7,839,185

Liabilities and Stockholders’ Equity
Liabilities
Unearned premiums	$312,013	$329,090
Reserve for losses and LAE (Note 11)	727,247	828,642
Senior notes (Note 12)	1,410,458	1,409,473
FHLB advances (Note 12)	148,983	150,983
Reinsurance funds withheld	225,363	228,078
Net deferred tax liability (Note 10)	324,004	337,509
Other liabilities	320,114	296,614
Total liabilities	3,468,182	3,580,389
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: par value $0.001 per share; 485,000 shares authorized at March 31, 2022 and December 31, 2021; 193,642 and 194,408 shares issued at March 31, 2022 and December 31, 2021, respectively; 174,648 and 175,421 shares outstanding at March 31, 2022 and December 31, 2021, respectively	193	194
Treasury stock, at cost: 18,994 and 18,987 shares at March 31, 2022 and December 31, 2021, respectively	(920,958)	(920,798)
Additional paid-in capital	1,871,763	1,878,372
Retained earnings	3,326,119	3,180,935
Accumulated other comprehensive income (loss) (Note 15)	(129,553)	120,093
Total stockholders’ equity	4,147,564	4,258,796
Total liabilities and stockholders’ equity	$7,615,746	$7,839,185
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2022	2021
Revenues
Net premiums earned (Note 8)	$254,190	$271,872
Services revenue (Note 4)	29,348	22,895
Net investment income	38,196	38,251
Net gains (losses) on investments and other financial instruments (includes net realized gains (losses) on investments of $(323) and $(182))	(29,457)	(5,181)
Other income	703	976
Total revenues	292,980	328,813

Expenses
Provision for losses	(83,754)	46,143
Policy acquisition costs	6,605	8,996
Cost of services	24,753	20,246
Other operating expenses	89,541	70,262
Interest expense	20,846	21,115
Amortization of other acquired intangible assets	849	862
Total expenses	58,840	167,624

Pretax income	234,140	161,189
Income tax provision	53,009	35,581
Net income	$181,131	$125,608

Net Income Per Share
Basic	$1.02	$0.65
Diluted	$1.01	$0.64

Weighted-average number of common shares outstanding—basic	176,816	193,439
Weighted-average number of common and common equivalent shares outstanding—diluted	179,079	195,203
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Net income	$181,131	$125,608
Other comprehensive income (loss), net of tax (Note 15)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected losses has not been recognized	(251,292)	(147,369)
Less: Reclassification adjustment for net gains (losses) on investments included in net income
Net realized gains (losses) on disposals and non-credit related impairment losses	(1,562)	(624)
Net decrease (increase) in expected credit losses	—	245
Net unrealized gains (losses) on investments	(249,730)	(146,990)
Other adjustments to comprehensive income (loss), net	84	—
Other comprehensive income (loss), net of tax	(249,646)	(146,990)
Comprehensive income (loss)	$(68,515)	$(21,382)
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stockholders’ Equity (Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Common Stock
Balance, beginning of period	$194	$210
Shares repurchased under share repurchase program (Note 14)	(1)	—
Balance, end of period	193	210

Treasury Stock
Balance, beginning of period	(920,798)	(910,115)
Repurchases of common stock under incentive plans	(160)	(232)
Balance, end of period	(920,958)	(910,347)

Additional Paid-in Capital
Balance, beginning of period	1,878,372	2,245,897
Issuance of common stock under incentive and benefit plans	1,363	1,167
Share-based compensation	13,356	4,523
Shares repurchased under share repurchase program (Note 14)	(21,328)	(8,637)
Balance, end of period	1,871,763	2,242,950

Retained Earnings
Balance, beginning of period	3,180,935	2,684,636
Net income	181,131	125,608
Dividends and dividend equivalents declared	(35,947)	(24,500)
Balance, end of period	3,326,119	2,785,744

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	120,093	263,725
Net unrealized gains (losses) on investments, net of tax	(249,730)	(146,990)
Other adjustments to other comprehensive income (loss)	84	—
Balance, end of period	(129,553)	116,735

Total Stockholders’ Equity	$4,147,564	$4,235,292
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash flows from operating activities
Net cash provided by (used in) operating activities	$116,675	$153,029

Cash flows from investing activities
Proceeds from sales of:
Fixed-maturities available for sale	128,072	154,423
Trading securities	—	7,952
Equity securities	4,535	1,839
Proceeds from redemptions of:
Fixed-maturities available for sale	223,937	295,707
Trading securities	25,547	8,965
Purchases of:
Fixed-maturities available for sale	(514,582)	(481,051)
Equity securities	(5,382)	(38,110)
Sales, redemptions and (purchases) of:
Short-term investments, net	70,153	(32,311)
Other assets and other invested assets, net	—	2,721
Purchases of property and equipment	(4,075)	(2,073)
Net cash provided by (used in) investing activities	(71,795)	(81,938)

Cash flows from financing activities
Dividends and dividend equivalents paid	(35,354)	(24,095)
Issuance of common stock	331	340
Repurchases of common stock	(18,988)	(8,637)
Credit facility commitment fees paid	(189)	(234)
Change in secured borrowings, net (with terms three months or less)	(7,796)	16,152
Proceeds from secured borrowings (with terms greater than three months)	3,000	3,000
Repayments of secured borrowings (with terms greater than three months)	(5,000)	(28,000)
Net cash provided by (used in) financing activities	(63,996)	(41,474)

Increase (decrease) in cash and restricted cash	(19,116)	29,617
Cash and restricted cash, beginning of period	152,620	94,146
Cash and restricted cash, end of period	$133,504	$123,763
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
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
Our total direct primary mortgage IIF and RIF were $249.0 billion and $62.0 billion, respectively, as of March 31, 2022, compared to $246.0 billion and $60.9 billion, respectively, as of December 31, 2021. In addition to providing private mortgage insurance, we have participated in credit risk transfer programs developed by the GSEs as part of their initiative to distribute mortgage credit risk and increase the role of private capital in the mortgage market. Our additional RIF under credit risk transfer transactions, resulting from our participation in these programs with the GSEs, totaled $405.9 million as of March 31, 2022 compared to $417.7 million as of December 31, 2021.
The GSEs and state insurance regulators impose various capital and financial requirements on our mortgage insurance subsidiaries. These include Risk-to-capital, other risk-based capital measures and surplus requirements, as well as the PMIERs financial requirements. Failure to comply with these capital and financial requirements may limit the amount of insurance that our mortgage insurance subsidiaries write, or may prohibit them from writing insurance altogether. The GSEs and state insurance regulators possess significant discretion with respect to our mortgage insurance subsidiaries and all aspects of their business. See Note 16 for additional information on PMIERs and other regulatory information.
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
Risks and Uncertainties
The Company is subject to risks and uncertainties that could affect amounts reported in its financial statements in future periods and that could cause actual results to be materially different from its estimates, including as a result of macroeconomic stresses such as those that may result from reoccurring COVID-19 outbreaks and the ongoing Russia-Ukraine conflict. In assessing the Company’s current financial condition and developing forecasts of future operations, management has made significant judgments and estimates with respect to the potential financial and liquidity effects of the Company’s risks and uncertainties.
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
The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for the fair statement of the financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP.
To fully understand the basis of presentation, these interim financial statements and related notes contained herein should be read in conjunction with the audited financial statements and notes thereto included in our 2021 Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.
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
Other Significant Accounting Policies
See Note 2 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for information regarding other significant accounting policies. There have been no significant changes in our significant accounting policies from those discussed in our 2021 Form 10-K.
Recent Accounting Pronouncements
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Reform on Financial Reporting. This new guidance provides optional expedients and exceptions for applying GAAP requirements to investments, derivatives, or other transactions affected by reference rate reform such as those that impact the assessment of contract modifications. The amendments in this update are optional and may be elected from the date of issuance through December 31, 2022, as reference rate reform activities occur. We continue to evaluate the impact the discontinuance of LIBOR and the new accounting guidance will have on our financial statements and disclosures.
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

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
The calculation of basic and diluted net income per share is as follows.

Net income per share

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2022	2021
Net income—basic and diluted	$181,131	$125,608

Average common shares outstanding—basic	176,816	193,439
Dilutive effect of share-based compensation arrangements	2,263	1,764
Adjusted average common shares outstanding—diluted	179,079	195,203

Net income per share
Basic	$1.02	$0.65
Diluted	$1.01	$0.64
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
In addition, we report as All Other activities that include: (i) income (losses) from assets held by Radian Group, our holding company; (ii) related general corporate operating expenses not attributable or allocated to our reportable segments; (iii) the income and expenses related to our traditional appraisal services, which we wound down beginning in the fourth quarter of 2020; and (iv) certain other immaterial activities, including investments in new business opportunities.
We allocate corporate operating expenses to both reportable segments based on each segment’s forecasted annual percentage of total revenue, which approximates the estimated percentage of management time spent on each segment. In addition, we allocate all corporate interest expense to our Mortgage segment, due to the capital-intensive nature of our mortgage insurance business.
With the primary exception of goodwill and other acquired intangible assets, which all relate to our homegenius segment, and are reviewed as part of our annual goodwill impairment assessment, we do not manage assets by segment.
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
Adjusted pretax operating income (loss) is defined as pretax income (loss) excluding the effects of: (i) net gains (losses) on investments and other financial instruments, except for certain investments attributable to our reportable segments; (ii) loss on extinguishment of debt; (iii) amortization and impairment of goodwill and other acquired intangible assets; and (iv) impairment of other long-lived assets and other non-operating items, such as impairment of internal-use software, gains (losses) from the sale of lines of business and acquisition-related income and expenses. See Note 4 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for detailed information regarding items excluded from adjusted pretax operating income (loss), including the reasons for their treatment.
Although adjusted pretax operating income (loss) excludes certain items that have occurred in the past and are expected to occur in the future, the excluded items represent those that are: (i) not viewed as part of the operating performance of our primary activities or (ii) not expected to result in an economic impact equal to the amount reflected in pretax income (loss).

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
The reconciliation of adjusted pretax operating income (loss) for our reportable segments to consolidated pretax income (loss) is as follows.

Reconciliation of adjusted pretax operating income (loss) by segment

	Three Months Ended March 31,
(In thousands)	2022	2021
Adjusted pretax operating income (loss)
Mortgage	$277,841	$175,709
homegenius	(13,506)	(10,453)
Total adjusted pretax operating income for reportable segments (1)	264,335	165,256
All Other adjusted pretax operating income	613	2,060
Net gains (losses) on investments and other financial instruments	(29,457)	(5,181)
Amortization of other acquired intangible assets	(849)	(862)
Impairment of other long-lived assets and other non-operating items	(502)	(84)
Consolidated pretax income	$234,140	$161,189
(1)Includes allocated corporate operating expenses and depreciation expense as follows.

	Three Months Ended March 31,
(In thousands)	2022	2021
Mortgage
Allocated corporate operating expenses (a)	$36,209	$27,576
Direct depreciation expense	2,328	2,642
homegenius
Allocated corporate operating expenses (b)	$5,280	$3,996
Direct depreciation expense	644	578
(a)Includes allocated depreciation expense of $0.8 million for both the three months ended March 31, 2022 and 2021.
(b)Includes allocated depreciation expense of $0.1 million for both the three months ended March 31, 2022 and 2021.
Revenues
The reconciliation of revenues for our reportable segments to consolidated revenues is as follows.

Reconciliation of revenues by segment

	Three Months Ended March 31,
(In thousands)	2022	2021
Revenues
Mortgage	$284,446	$303,797
homegenius (1)	33,912	25,795
Total revenues for reportable segments	318,358	329,592
All Other revenues	4,161	4,461
Net gains (losses) on investments and other financial instruments	(29,457)	(5,181)
Elimination of inter-segment revenues	(82)	(59)
Total revenues	$292,980	$328,813
(1)Includes immaterial inter-segment revenues for the three months ended March 31, 2022 and 2021.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
The table below, which represents total services revenue on our condensed consolidated statements of operations for the periods indicated, represents the disaggregation of services revenue by revenue type.

Services revenue

	Three Months Ended March 31,
(In thousands)	2022	2021
homegenius
Title	$6,403	$8,057
Real estate
Valuation	7,969	3,922
Single family rental	7,230	3,449
REO asset management	813	580
Other real estate services	1	13
Technology
Asset management technology platform	1,332	1,506
Other technology services	1,048	964
Mortgage	4,552	4,351
All Other (1)	—	53
Total services revenue	$29,348	$22,895
(1)Includes amounts related to our traditional appraisal business, which we wound down beginning in the fourth quarter of 2020.
Revenue recognized related to services made available to customers and billed is reflected in accounts and notes receivable. Accounts and notes receivable include $15.6 million and $20.0 million as of March 31, 2022 and December 31, 2021, respectively, related to services revenue contracts. Revenue recognized related to services performed and not yet billed is recorded in unbilled receivables and reflected in other assets. Deferred revenue, which represents advance payments received from customers in advance of revenue recognition, is immaterial for all periods presented. We have no material bad-debt expense. See Note 2 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for information regarding our accounting policies and the services we offer.
5. Fair Value of Financial Instruments
For discussion of our valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 of Notes to Consolidated Financial Statements in our 2021 Form 10-K.
The following tables include a list of assets that are measured at fair value by hierarchy level as of March 31, 2022 and December 31, 2021.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Assets carried at fair value by hierarchy level

	March 31, 2022
(In thousands)	Level I	Level II	Level III	Total
Investments
Fixed-maturities available for sale
U.S. government and agency securities	$162,309	$27,881	$—	$190,190
State and municipal obligations	—	161,392	—	161,392
Corporate bonds and notes	—	2,832,366	—	2,832,366
RMBS	—	788,159	—	788,159
CMBS	—	660,696	—	660,696
CLO	—	520,083	—	520,083
Other ABS	—	183,678	—	183,678
Foreign government and agency securities	—	5,115	—	5,115
Mortgage insurance-linked notes (1)	—	60,025	—	60,025
Total fixed-maturities available for sale	162,309	5,239,395	—	5,401,704

Trading securities
State and municipal obligations	—	86,349	—	86,349
Corporate bonds and notes	—	90,613	—	90,613
RMBS	—	8,601	—	8,601
CMBS	—	32,455	—	32,455
Total trading securities	—	218,018	—	218,018

Equity securities	178,466	7,337	—	185,803

Short-term investments
State and municipal obligations	—	12,170	—	12,170
Money market instruments	198,116	—	—	198,116
Corporate bonds and notes	—	127,729	—	127,729
Foreign government and agency securities	—	700	—	700
Other investments (2)	—	186,745	—	186,745
Total short-term investments	198,116	327,344	—	525,460

Other invested assets (3)	—	—	3,000	3,000

Total investments at fair value (3)	538,891	5,792,094	3,000	6,333,985

Other
Embedded derivatives (4)	—	—	1,792	1,792
Loaned securities (5)
Corporate bonds and notes	—	62,628	—	62,628
Equity securities	32,658	—	—	32,658
Total assets at fair value (3)	$571,549	$5,854,722	$4,792	$6,431,063
(1)Comprises the notes purchased by Radian Group in connection with the Excess-of-Loss Program. See Note 8 for more information about our reinsurance programs.
(2)Comprises short-term certificates of deposit and commercial paper.
(3)Does not include other invested assets of $1.0 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient.
(4)Embedded derivatives related to our Excess-of-Loss Program are classified as other assets in our condensed consolidated balance sheets. See Note 8 for more information about our reinsurance programs.
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
(2)Comprises short-term certificates of deposit and commercial paper.
(3)Does not include other invested assets of $1.2 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient.
(4)Embedded derivatives related to our Excess-of-Loss Program are classified as other assets in our condensed consolidated balance sheets. See Note 8 for more information about our reinsurance programs.
(5)Securities loaned to third-party borrowers under securities lending agreements are classified as other assets in our condensed consolidated balance sheets. See Note 6 for more information.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
There were no transfers to or from Level III for the three months ended March 31, 2022 or the year ended December 31, 2021. Activity related to Level III assets and liabilities (including realized and unrealized gains and losses, purchases, sales, issuances, settlements and transfers) was immaterial for the three months ended March 31, 2022 and the year ended December 31, 2021.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected liabilities not carried at fair value in our condensed consolidated balance sheets were as follows as of the dates indicated.

Financial liabilities not carried at fair value

	March 31, 2022		December 31, 2021
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes	$1,410,458	$1,456,753	$1,409,473	$1,534,378
FHLB advances	148,983	149,201	150,983	152,117
The fair value of our senior notes is estimated based on quoted market prices. The fair value of our FHLB advances is estimated based on expected cash flows for similar borrowings. These liabilities are categorized in Level II of the fair value hierarchy. See Note 12 for further information about these borrowings.
6. Investments
Available for Sale Securities
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated.

Available for sale securities

	March 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed-maturities available for sale
U.S. government and agency securities	$200,188	$97	$(10,095)	$190,190
State and municipal obligations	163,188	4,010	(5,806)	161,392
Corporate bonds and notes	2,992,078	31,307	(132,705)	2,890,680
RMBS	818,893	2,141	(32,875)	788,159
CMBS	674,217	1,074	(14,595)	660,696
CLO	524,328	419	(4,664)	520,083
Other ABS	185,896	376	(2,594)	183,678
Foreign government and agency securities	5,111	4	—	5,115
Mortgage insurance-linked notes (1)	60,441	—	(416)	60,025
Total securities available for sale, including loaned securities	5,624,340	$39,428	$(203,750)	5,460,018
Less: loaned securities (2)	60,574			58,314
Total fixed-maturities available for sale	$5,563,766			$5,401,704
(1)Comprises the notes purchased by Radian Group in connection with the Excess-of-Loss Program. See Note 8 for more information about our reinsurance programs.
(2)Included in other assets in our condensed consolidated balance sheets as further described below. See “—Securities Lending Agreements” below for a discussion of our securities lending agreements.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Available for sale securities

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed-maturities available for sale
U.S. government and agency securities	$221,407	$1,719	$(1,396)	$221,730
State and municipal obligations	162,964	14,694	(401)	177,257
Corporate bonds and notes	2,867,063	133,665	(24,886)	2,975,842
RMBS	697,581	14,313	(6,777)	705,117
CMBS	690,827	21,444	(3,068)	709,203
CLO	529,906	1,032	(898)	530,040
Other ABS	210,657	1,142	(612)	211,187
Foreign government and agency securities	5,109	187	—	5,296
Mortgage insurance-linked notes (1)	45,384	1,633	—	47,017
Total securities available for sale, including loaned securities	5,430,898	$189,829	$(38,038)	5,582,689
Less: loaned securities (2)	63,169			65,611
Total fixed-maturities available for sale	$5,367,729			$5,517,078
(1)Comprises the notes purchased by Radian Group in connection with the Excess-of-Loss Program. See Note 8 for more information about our reinsurance programs.
(2)Included in other assets in our condensed consolidated balance sheets as further described below. See “—Securities Lending Agreements” below for a discussion of our securities lending agreements.
The following table provides a rollforward of the allowance for credit losses on fixed-maturities available for sale, which relates entirely to corporate bonds and notes for the periods indicated. There was no allowance as of March 31, 2022 or December 31, 2021.

Rollforward of allowance for credit losses on fixed-maturities available for sale

(In thousands)	Three Months Ended March 31, 2021
Beginning balance	$948
Net decreases in allowance on previously impaired securities	(310)
Ending balance	$638
Gross Unrealized Losses and Related Fair Value of Available for Sale Securities
For securities deemed “available for sale” that are in an unrealized loss position and for which an allowance for credit loss has not been established, the following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of March 31, 2022 and December 31, 2021 are loaned securities under securities lending agreements that are classified as other assets in our condensed consolidated balance sheets, as further described below.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Unrealized losses on fixed-maturities available for sale by category and length of time

	March 31, 2022
($ in thousands)	Less Than 12 Months			12 Months or Greater			Total
Description of Securities	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	16	$133,485	$(8,988)	5	$20,254	$(1,107)	21	$153,739	$(10,095)
State and municipal obligations	37	61,712	(5,806)	—	—	—	37	61,712	(5,806)
Corporate bonds and notes	361	1,504,271	(94,813)	71	220,194	(37,892)	432	1,724,465	(132,705)
RMBS	114	427,374	(21,712)	16	116,182	(11,163)	130	543,556	(32,875)
CMBS	135	510,675	(9,682)	18	44,834	(4,913)	153	555,509	(14,595)
CLO	120	403,176	(3,975)	14	53,121	(689)	134	456,297	(4,664)
Other ABS	61	140,177	(2,573)	3	1,029	(21)	64	141,206	(2,594)
Mortgage insurance linked-notes	3	60,025	(416)	—	—	—	3	60,025	(416)
Total	847	$3,240,895	$(147,965)	127	$455,614	$(55,785)	974	$3,696,509	$(203,750)

	December 31, 2021
($ in thousands)	Less Than 12 Months			12 Months or Greater			Total
Description of Securities	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	14	$101,602	$(1,165)	2	$6,937	$(231)	16	$108,539	$(1,396)
State and municipal obligations	20	32,721	(401)	—	—	—	20	32,721	(401)
Corporate bonds and notes	209	864,355	(16,799)	34	99,475	(8,087)	243	963,830	(24,886)
RMBS	57	365,476	(6,749)	3	1,543	(28)	60	367,019	(6,777)
CMBS	81	188,457	(2,053)	9	22,050	(1,015)	90	210,507	(3,068)
CLO	84	313,380	(675)	11	35,612	(223)	95	348,992	(898)
Other ABS	54	138,851	(603)	1	631	(9)	55	139,482	(612)
Total	519	$2,004,842	$(28,445)	60	$166,248	$(9,593)	579	$2,171,090	$(38,038)
See “—Net Gains (Losses) on Investments” below for additional details on our net gains (losses) on investments, including the changes in the allowance for credit losses on fixed maturities available for sale and other impairments due to our intent to sell securities in an unrealized loss position. See Note 2 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for information regarding our accounting policy for impairments.
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
securities. See Note 5 for additional detail on the loaned securities, and see Note 6 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for additional information about our accounting policies with respect to our securities lending agreements and the collateral requirements thereunder.
All of our securities lending agreements are classified as overnight and revolving. Securities collateral on deposit with us from third-party borrowers totaling $57.3 million and $57.8 million as of March 31, 2022 and December 31, 2021, respectively, may not be transferred or re-pledged unless the third-party borrower is in default, and is therefore not reflected in our condensed consolidated financial statements.
Net Gains (Losses) on Investments
Net gains (losses) on investments consisted of the following.

Net gains (losses) on investments

	Three Months Ended March 31,
(In thousands)	2022	2021
Net realized gains (losses)
Fixed-maturities available for sale (1)	$(1,978)	$(790)
Trading securities	—	503
Equity securities	1,655	—
Other investments	—	105
Net realized gains (losses) on investments	(323)	(182)
Net decrease (increase) in expected credit losses	—	310
Net unrealized gains (losses)
Trading securities	(13,066)	(8,433)
Equity securities	(6,289)	5,118
Other investments	(275)	796
Net unrealized gains (losses) on investments	(19,630)	(2,519)
Total net gains (losses) on investments	$(19,953)	$(2,391)
(1)Components of net realized gains (losses) on fixed-maturities available for sale include the following.

	Three Months Ended March 31,
(In thousands)	2022	2021
Gross investment gains from sales and redemptions	$1,430	$4,117
Gross investment losses from sales and redemptions	(3,408)	(4,907)
The net changes in unrealized gains (losses) recognized in earnings on investments that were still held at each period-end were as follows.

Net changes in unrealized gains (losses) on investments still held

	Three Months Ended March 31,
(In thousands)	2022	2021
Net unrealized gains (losses) on investments still held
Trading securities	$(13,033)	$(8,089)
Equity securities	(4,385)	5,118
Other investments	(263)	886
Net unrealized gains (losses) on investments still held	$(17,681)	$(2,085)

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Contractual Maturities
The contractual maturities of fixed-maturities available for sale were as follows.

Contractual maturities of fixed-maturities available for sale

	March 31, 2022
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$177,655	$177,609
Due after one year through five years (1)	1,216,226	1,200,007
Due after five years through 10 years (1)	1,124,190	1,071,396
Due after 10 years (1)	842,494	798,365
Asset-backed and mortgage-backed securities (2)	2,263,775	2,212,641
Total	5,624,340	5,460,018
Less: loaned securities	60,574	58,314
Total fixed-maturities available for sale	$5,563,766	$5,401,704
(1)Actual maturities may differ as a result of calls before scheduled maturity.
(2)Includes RMBS, CMBS, CLO, Other ABS and mortgage insurance-linked notes, which are not due at a single maturity date.
Other
For the three months ended March 31, 2022, we did not transfer any securities to or from the available for sale or trading categories.
Our fixed-maturities available for sale include securities totaling $13.6 million and $14.3 million at March 31, 2022 and December 31, 2021, respectively, on deposit and serving as collateral with various state regulatory authorities. Our fixed-maturities available for sale and trading securities also include securities serving as collateral for our FHLB advances. See Note 12 for additional information about our FHLB advances.
7. Goodwill and Other Acquired Intangible Assets, Net
All of our goodwill and other acquired intangible assets relate to our homegenius segment. There was no change to our goodwill balance of $9.8 million during the three months ended March 31, 2022.
The following is a summary of the gross and net carrying amounts and accumulated amortization (including impairment) of our other acquired intangible assets as of the periods indicated.

Other acquired intangible assets

	March 31, 2022			December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$43,550	$(35,372)	$8,178	$43,550	$(34,620)	$8,930
Technology	8,285	(7,751)	534	8,285	(7,675)	610
Licenses	463	(233)	230	463	(212)	251
Total	$52,298	$(43,356)	$8,942	$52,298	$(42,507)	$9,791
For additional information on our accounting policies for goodwill and other acquired intangible assets, see Notes 2 and 7 of Notes to Consolidated Financial Statements in our 2021 Form 10-K.
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

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
The effect of all of our reinsurance programs on our net income is as follows.

Reinsurance impacts on net premiums written and earned

	Net Premiums Written		Net Premiums Earned
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Direct
Mortgage insurance	$241,218	$253,314	$258,296	$295,416
Title insurance	9,162	7,305	9,162	7,305
Total direct	250,380	260,619	267,458	302,721
Assumed (1)
Mortgage insurance	1,332	2,298	1,331	2,298
Ceded (2)
Mortgage insurance	5,810	(8,737)	(14,453)	(33,049)
Title insurance	(146)	(98)	(146)	(98)
Total ceded	5,664	(8,835)	(14,599)	(33,147)
Total net premiums	$257,376	$254,082	$254,190	$271,872
(1)Primarily includes premiums from our participation in certain credit risk transfer programs.
(2)Net of profit commission, which is impacted by the level of ceded losses recoverable, if any, on reinsurance transactions. See Note 11 for additional information on our reserve for losses and reinsurance recoverables.

Other reinsurance impacts

	Three Months Ended March 31,
(In thousands)	2022	2021
Ceding commissions earned (1)	$5,134	$10,407
Ceded losses (2)	(12,767)	3,746
(1)Ceding commissions earned are primarily related to mortgage insurance and are included as an offset to expenses primarily in other operating expenses on our condensed consolidated statements of operations. Deferred ceding commissions of $34.6 million and $38.6 million are included in other liabilities on our condensed consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively.
(2)Primarily all related to mortgage insurance.
Single Premium QSR Program
Radian Guaranty entered into each of the 2016 Single Premium QSR Agreement, 2018 Single Premium QSR Agreement and 2020 Single Premium QSR Agreement with panels of third-party reinsurers to cede a contractual quota share percent of our Single Premium NIW as of the effective date of each agreement (as set forth in the table below), subject to certain conditions. Radian Guaranty receives a ceding commission for ceded premiums written pursuant to these transactions. Radian Guaranty also receives a profit commission annually, provided that the loss ratio on the loans covered under the agreement generally remains below the applicable prescribed thresholds. Losses on the ceded risk up to these thresholds reduce Radian Guaranty’s profit commission on a dollar-for-dollar basis.
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
As of January 1, 2022, Radian Guaranty is no longer ceding NIW under the Single Premium QSR Program.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth additional details regarding the Single Premium QSR Program.

Single Premium QSR Program

	2020 Single Premium QSR Agreement	2018 Single Premium QSR Agreement	2016 Single Premium QSR Agreement
NIW policy dates	Jan 1, 2020-Dec 31, 2021	Jan 1, 2018-Dec 31, 2019	Jan 1, 2012-Dec 31, 2017
Effective date	January 1, 2020	January 1, 2018	January 1, 2016
Scheduled termination date	December 31, 2031	December 31, 2029	December 31, 2027
Optional termination date	January 1, 2024	January 1, 2022	January 1, 2020
Quota share %	65%	65%	20% - 65% (1)
Ceding commission %	25%	25%	25%
Profit commission %	Up to 56%	Up to 56%	Up to 55%

(In millions)	As of March 31, 2022
RIF ceded	$2,137	$1,021	$1,698

(In millions)	As of December 31, 2021
RIF ceded	$2,198	$1,117	$1,913
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

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
The following tables set forth additional details regarding the Excess-of-Loss Program as of March 31, 2022 and December 31, 2021.

Excess-of-Loss Program

(In millions)	Eagle Re 2021-2 Ltd.	Eagle Re 2021-1 Ltd. (1)	Eagle Re 2020-2 Ltd. (2)	Eagle Re 2020-1 Ltd.	Eagle Re 2019-1 Ltd.	Eagle Re 2018-1 Ltd.
Issued	November 2021	April 2021	October 2020	February 2020	April 2019	November 2018
NIW policy dates	Jan 1, 2021- Jul 31, 2021	Aug 1, 2020- Dec 31, 2020	Oct 1, 2019- Jul 31, 2020	Jan 1, 2019- Sep 30, 2019	Jan 1, 2018- Dec 31, 2018	Jan 1, 2017- Dec 31, 2017
Initial RIF	$10,758	$11,061	$13,011	$9,866	$10,705	$9,109
Initial coverage	484	498	390	488	562	434
Initial first layer retention	242	221	423	202	268	205

(In millions)	As of March 31, 2022
RIF	$10,060	$9,056	$7,067	$2,906	$2,173	$1,894
Remaining coverage	484	465	103	488	385	276
First layer retention	242	221	423	202	264	201

(In millions)	As of December 31, 2021
RIF	$10,379	$9,496	$7,623	$3,241	$2,429	$2,117
Remaining coverage	484	498	144	488	385	276
First layer retention	242	221	423	202	264	201
(1)Radian Group purchased $45.4 million original principal amount of these mortgage insurance-linked notes, which are included in fixed-maturities available for sale on our condensed consolidated balance sheet at March 31, 2022. See Notes 5 and 6 for additional information.
(2)In March 2022, Radian Group purchased $17.5 million original principal amount of these mortgage insurance-linked notes, of which $15.0 million principal amount is remaining and included in fixed-maturities available for sale on our condensed consolidated balance sheet at March 31, 2022. See Notes 5 and 6 for additional information.
The Eagle Re Issuers are not subsidiaries or affiliates of Radian Guaranty. Based on the accounting guidance that addresses VIEs, we have not consolidated any of the assets and liabilities of the Eagle Re Issuers in our financial statements, because Radian does not have: (i) the power to direct the activities that most significantly affect the Eagle Re Issuers’ economic performances or (ii) the obligation to absorb losses or the right to receive benefits from the Eagle Re Issuers that potentially could be significant to the Eagle Re Issuers. See Note 2 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for more information on our accounting treatment of VIEs.
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
As the reinsurance premium will vary based on changes in these rates, we concluded that the reinsurance agreements contain embedded derivatives, which we have accounted for separately as freestanding derivatives and recorded in other assets or other liabilities on our condensed consolidated balance sheets. Changes in the fair value of these embedded derivatives are recorded in net gains (losses) on investments and other financial instruments in our condensed consolidated statements of operations. See Note 5 herein and Note 5 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for more information on our fair value measurements of financial instruments, including our embedded derivatives.
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
The Eagle Re Issuers represent our only VIEs as of March 31, 2022 and December 31, 2021. The following table presents the total assets and liabilities of the Eagle Re Issuers as of the dates indicated.

Total VIE assets and liabilities of Eagle Re Issuers (1)

(In thousands)	March 31, 2022	December 31, 2021
Eagle Re 2021-2 Ltd.	$484,122	$484,122
Eagle Re 2021-1 Ltd.	464,469	497,735
Eagle Re 2020-2 Ltd.	102,623	143,986
Eagle Re 2020-1 Ltd.	488,385	488,385
Eagle Re 2019-1 Ltd.	384,602	384,602
Eagle Re 2018-1 Ltd.	275,718	275,718
Total	$2,199,919	$2,274,548
(1)Assets held by the Eagle Re Issuers are required to be invested in U.S. government money market funds, cash or U.S. Treasury securities. Liabilities of the Eagle Re Issuers consist of their mortgage insurance-linked notes, as described above. Assets and liabilities are equal to each other for each of the Eagle Re Issuers.
Other Collateral
Although we use reinsurance as one of our risk management tools, reinsurance does not relieve us of our obligations to our policyholders. In the event the reinsurers are unable to meet their obligations to us, our insurance subsidiaries would be liable for any defaulted amounts. However, consistent with the PMIERs reinsurer counterparty collateral requirements, Radian Guaranty’s reinsurers have established trusts to help secure our potential cash recoveries. In addition to the total VIE assets of the Eagle Re Issuers discussed above, the amount held in reinsurance trusts was $134.3 million as of March 31, 2022, compared to $167.9 million as of December 31, 2021. In addition, for the Single Premium QSR Program, Radian Guaranty holds amounts related to ceded premiums written to collateralize the reinsurers’ obligations, which is reported in reinsurance funds withheld on our condensed consolidated balance sheets. Any loss recoveries and profit commissions paid to Radian Guaranty related to the Single Premium QSR Program are expected to be realized from this account.
See Note 8 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for more information about our reinsurance transactions.
9. Other Assets
The following table shows the components of other assets as of the dates indicated.

Other assets

(In thousands)	March 31, 2022	December 31, 2021
Prepaid federal income taxes (Note 10)	$354,123	$354,123
Prepaid reinsurance premiums (1)	181,410	201,674
Company-owned life insurance (2)	106,165	113,386
Loaned securities (Note 5)	95,286	103,996
Right-of-use assets (Note 13)	29,957	31,878
Other	36,824	32,246
Total other assets	$803,765	$837,303
(1)Relates primarily to our Single Premium QSR Program.
(2)We are the beneficiary of insurance policies on the lives of certain of our current and past officers and employees. The balances reported in other assets reflect the amounts that could be realized upon surrender of the insurance policies as of each respective date.
See Note 9 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for more information about our right-of-use assets and related impairment analysis.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
10. Income Taxes
As of each of March 31, 2022 and December 31, 2021, our current federal income tax liability was $19.9 million and is included as a component of other liabilities in our condensed consolidated balance sheets.
We are required to establish a valuation allowance against our deferred tax assets when it is more likely than not that all or some portion of our deferred tax assets will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our deferred tax assets will be realized in future periods. Certain entities within our consolidated group have generated deferred tax assets relating primarily to state and local NOL carryforwards, which, if unutilized, will expire during various future tax periods. We have determined that certain of these entities may continue to generate taxable losses on a separate company basis in the near term and may not be able to fully utilize certain of their state and local NOLs on their state and local tax returns. Therefore, with respect to deferred tax assets relating to these state and local NOLs and other state timing adjustments, we retained a valuation allowance of $85.3 million at March 31, 2022. In addition, as of March 31, 2022 we have generated deferred tax assets related to unrealized capital losses, and we consider it more likely than not that these assets will be realized. We will continue to monitor the level of these losses and our overall ability to realize the related deferred tax assets in the coming quarters.
As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Internal Revenue Code Section 832(e) for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that, in conjunction with quarterly federal tax payment due dates, we purchase non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. As of each of March 31, 2022 and December 31, 2021, we held $354.1 million of these bonds, which are included as prepaid federal income taxes within other assets in our condensed consolidated balance sheets. The corresponding deduction of our statutory contingency reserves resulted in the recognition of a net deferred tax liability. See Note 16 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for additional information about our U.S. Mortgage Guaranty Tax and Loss Bonds.
For additional information on our income taxes, including our accounting policies, see Notes 2 and 10 of Notes to Consolidated Financial Statements in our 2021 Form 10-K.
11. Losses and LAE
Our reserve for losses and LAE, at the end of each period indicated, consisted of the following.

Reserve for losses and LAE

(In thousands)	March 31, 2022	December 31, 2021
Mortgage insurance loss reserves (1)	$721,510	$823,136
Title insurance loss reserves	5,737	5,506
Total reserve for losses and LAE	$727,247	$828,642
(1)Primarily comprises first lien primary case reserves of $691.1 million and $790.4 million at March 31, 2022 and December 31, 2021, respectively.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
For the periods indicated, the following table presents information relating to our mortgage insurance reserve for losses, including our IBNR reserve and LAE.

Rollforward of mortgage insurance reserve for losses

	Three Months Ended March 31,
(In thousands)	2022	2021
Balance at beginning of period	$823,136	$844,107
Less: Reinsurance recoverables (1)	66,676	71,769
Balance at beginning of period, net of reinsurance recoverables	756,460	772,338
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	40,662	50,312
Prior years	(124,897)	(4,513)
Total incurred	(84,235)	45,799
Deduct: Paid claims and LAE related to:
Current year (2)	—	16
Prior years	4,738	10,457
Total paid	4,738	10,473
Balance at end of period, net of reinsurance recoverables	667,487	807,664
Add: Reinsurance recoverables (1)	54,023	75,174
Balance at end of period	$721,510	$882,838
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
New primary default notices totaled 9,393 for the three months ended March 31, 2022, compared to 11,851 for the three months ended March 31, 2021, representing a decrease of 21%. Our gross Default to Claim Rate assumption applied to new defaults was 8.0% as of both March 31, 2022 and March 31, 2021. As a result, the decrease in new default notices was the primary driver of the decrease in losses incurred related to current year defaults for the three months ended March 31, 2022, as compared to the same period in the prior year.
Our provision for losses during the first three months of 2022 was positively impacted by favorable reserve development on prior year defaults, primarily as a result of more favorable trends in Cures than originally estimated due to favorable outcomes resulting from forbearance programs implemented in response to the COVID-19 pandemic as well as positive trends in home price appreciation. These favorable observed trends resulted in reductions in our Default to Claim Rate assumptions for prior year default notices, particularly for those defaults first reported in 2020 following the start of the COVID-19 pandemic.
Our provision for losses during the first three months of 2021 was also positively impacted by favorable reserve development on prior year defaults, primarily due to higher Cures than previously estimated.
Claims Paid
Total claims paid decreased for the three months ended March 31, 2022 compared to the same period in 2021. The decrease in claims paid is primarily attributable to a reduction in payments made to settle certain previously disclosed legal proceedings.
For additional information about our Reserve for Losses and LAE, including our accounting policies, see Notes 2 and 11 of Notes to Consolidated Financial Statements in our 2021 Form 10-K.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
12. Borrowings and Financing Activities
The carrying value of our debt at March 31, 2022 and December 31, 2021 was as follows.

Borrowings

(In thousands)	March 31, 2022	December 31, 2021
Senior notes
Senior Notes due 2024	$446,919	$446,631
Senior Notes due 2025	518,867	518,405
Senior Notes due 2027	444,672	444,437
Total senior notes	$1,410,458	$1,409,473

FHLB advances
FHLB advances due 2022	$66,050	$71,050
FHLB advances due 2023	52,995	52,995
FHLB advances due 2024	16,954	13,954
FHLB advances due 2025	9,984	9,984
FHLB advances due 2027	3,000	3,000
Total FHLB advances	$148,983	$150,983
FHLB Advances
As of March 31, 2022, we had $149.0 million of fixed-rate advances outstanding with a weighted average interest rate of 0.98%. Interest on the FHLB advances is payable quarterly, or at maturity if the term of the advance is less than 90 days. Principal is due at maturity. For obligations with maturities greater than or equal to 90 days, we may prepay the debt at any time, subject to a prepayment fee calculation.
The principal balance of the FHLB advances are required to be collateralized by eligible assets with a market value that must be maintained generally within a minimum range of 103% to 114% of the amount borrowed, depending on the type of assets pledged. Our fixed-maturities available for sale and trading securities include securities totaling $190.0 million and $167.3 million at March 31, 2022 and December 31, 2021, respectively, which serve as collateral for our FHLB advances to satisfy this requirement. See Note 12 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for additional information about our FHLB advances.
Revolving Credit Facility
Radian Group has in place a $275.0 million unsecured revolving credit facility with a syndicate of bank lenders. As of March 31, 2022, Radian Group was in compliance with all of the credit facility covenants, and there were no amounts outstanding. For more information regarding our revolving credit facility, including certain of its terms and covenants, see Note 12 of Notes to Consolidated Financial Statements in our 2021 Form 10-K.
13. Commitments and Contingencies
Legal Proceedings
We are routinely involved in a number of legal actions and proceedings, including reviews, audits, inquiries, information-gathering requests and investigations by various regulatory entities, as well as litigation and other disputes arising in the ordinary course of our business. In connection with these matters, from time to time we receive requests and subpoenas seeking information and documents related to aspects of our business. These legal proceedings and regulatory matters could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. Management believes, based on current knowledge and after consultation with counsel, that the outcome of such actions will not have a material adverse effect on our consolidated financial condition. The outcome of litigation and other legal proceedings and regulatory matters is inherently uncertain, and it is possible that any one or more of these matters currently pending or threatened could have an adverse effect on our liquidity, financial condition or results of operations for any particular period.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Lease Liability
Our lease liability represents the present value of future lease payments over the lease term. Our operating lease liability was $51.0 million and $53.5 million as of March 31, 2022 and December 31, 2021, respectively, and is classified in other liabilities in our condensed consolidated balance sheets.
See Note 13 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for further information regarding our commitments and contingencies and our accounting policies for contingencies.
14. Capital Stock
Share Repurchase Activity
On February 9, 2022, Radian Group’s board of directors approved a share repurchase program authorizing the Company to spend up to $400.0 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. Radian generally operates its share repurchase programs pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which permits the Company to purchase shares, at pre-determined price targets, when it may otherwise be precluded from doing so. The authorization will expire in February 2024.
During the three months ended March 31, 2022, the Company purchased 0.9 million shares at an average price of $23.01 per share, including commissions. As of March 31, 2022, purchase authority of up to $378.7 million remained available under this program.
During April, the Company purchased 1.8 million shares of its common stock under its share repurchase program at an average price of $21.89 per share, including commissions. After giving consideration to these repurchases, purchase authority of up to $339.4 million remained available under this program.
Dividends and Dividend Equivalents
We declared quarterly cash dividends on our common stock equal to $0.125 per share during the first quarter of 2021 and declared quarterly cash dividends on our common stock equal to $0.14 per share for the remaining quarters of 2021. On February 9, 2022, Radian Group’s board of directors authorized an increase to the Company’s quarterly dividend from $0.14 to $0.20 per share, beginning with the dividend declared in the first quarter of 2022.
Share-Based and Other Compensation Programs
In the three months ended March 31, 2022, we did not grant any material amounts of performance-based or time-based awards in the form of non-qualified stock options, restricted stock, restricted stock units, phantom stock or stock appreciation rights. See Note 17 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for additional information regarding the Company’s share-based and other compensation programs.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
15. Accumulated Other Comprehensive Income (Loss)
The following tables show the rollforward of accumulated other comprehensive income (loss) as of the periods indicated.

Rollforward of accumulated other comprehensive income

	Three Months Ended March 31, 2022
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$152,016	$31,923	$120,093
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	(318,091)	(66,799)	(251,292)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(1,978)	(416)	(1,562)
Net unrealized gains (losses) on investments	(316,113)	(66,383)	(249,730)
Other adjustments to comprehensive income (loss), net	106	22	84
Other comprehensive income (loss)	(316,007)	(66,361)	(249,646)
Balance at end of period	$(163,991)	$(34,438)	$(129,553)

	Three Months Ended March 31, 2021
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$333,829	$70,104	$263,725
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	(186,543)	(39,174)	(147,369)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(790)	(166)	(624)
Net decrease (increase) in expected credit losses	310	65	245
Net unrealized gains (losses) on investments	(186,063)	(39,073)	(146,990)
Other comprehensive income (loss)	(186,063)	(39,073)	(146,990)
Balance at end of period	$147,766	$31,031	$116,735
(1)Included in net gains (losses) on investments and other financial instruments on our condensed consolidated statements of operations.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
16. Statutory Information
Our insurance subsidiaries’ statutory net income (loss) for the year-to-date periods ended March 31, 2022 and 2021 and statutory policyholders’ surplus as of March 31, 2022 and December 31, 2021 were as follows.

Statutory net income (loss)

	Three Months Ended March 31,
(In thousands)	2022	2021
Radian Guaranty	$271,348	$166,755
Radian Reinsurance	(267)	1,885
Other mortgage subsidiaries	558	65
Radian Title Insurance	1,271	1,317

Statutory policyholders’ surplus

(In thousands)	March 31, 2022	December 31, 2021
Radian Guaranty	$422,566	$778,148
Radian Reinsurance	325,262	327,118
Other mortgage subsidiaries	15,102	14,524
Radian Title Insurance	37,817	36,599
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a maximum ratio of net RIF relative to statutory capital, or Risk-to-capital. There are 16 RBC States that currently impose a Statutory RBC Requirement. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, a mortgage insurer must satisfy a MPP Requirement. Radian Guaranty was in compliance with all applicable Statutory RBC Requirements and MPP Requirements in each of the RBC States as of March 31, 2022. Radian Guaranty’s Risk-to-capital was 12.1:1 and 11.1:1 as of March 31, 2022 and December 31, 2021, respectively. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves. Our other mortgage insurance and title insurance subsidiaries were also in compliance with all statutory and counterparty capital requirements as of March 31, 2022.
In addition, in order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. At March 31, 2022, Radian Guaranty is an approved mortgage insurer under the PMIERs and is in compliance with the current PMIERs financial requirements.
State insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations. As of March 31, 2022, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $4.3 billion of our consolidated net assets.
In light of Radian Guaranty’s negative unassigned surplus related to operating losses in prior periods and the ongoing need to set aside contingency reserves, which totaled $4.0 billion as of March 31, 2022, Radian Guaranty is not currently permitted under applicable insurance laws to pay ordinary dividends or other distributions to Radian Group without prior approval from the Pennsylvania Insurance Department. In February 2022, the Pennsylvania Insurance Department provided such approval for a $500 million return of capital from Radian Guaranty to Radian Group, which was paid on February 11, 2022 in cash and marketable securities. This transfer was approved as an Extraordinary Distribution in the form of a return of paid-in capital and resulted in a $500 million decrease in Radian Guaranty’s statutory policyholders’ surplus. Based on the current strong performance and assuming the continuation of favorable trends in our mortgage insurance business, we expect that Radian Guaranty could potentially have positive unassigned surplus within the next two years.
Radian Reinsurance had positive unassigned surplus at December 31, 2021, and as a result, Radian Reinsurance does have the ability to pay ordinary dividends up to $32.7 million in 2022.
For a description of our compliance with statutory and other regulations for our mortgage insurance and title insurance businesses, including statutory capital requirements and dividend restrictions, see Note 16 of Notes to Consolidated Financial Statements in our 2021 Form 10-K.

Table of Contents Glossary
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The disclosures in this quarterly report are complementary to those made in our 2021 Form 10-K and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report, as well as our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Form 10-K.
The following analysis of our financial condition and results of operations for the three months ended March 31, 2022 provides information that evaluates our financial condition as of March 31, 2022 compared with December 31, 2021 and our results of operations for the three months ended March 31, 2022, compared to the same period last year.
Certain terms and acronyms used throughout this report are defined in the Glossary of Abbreviations and Acronyms included as part of this report. In addition, investors should review the “Cautionary Note Regarding Forward-Looking Statements—Safe Harbor Provisions” herein, and “Item 1A. Risk Factors” in our 2021 Form 10-K for a discussion of those risks and uncertainties that have the potential to adversely affect our business, financial condition, results of operations, cash flows or prospects. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. See “Overview” and Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
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
Current Operating Environment
As a seller of mortgage credit protection and other mortgage and credit risk management solutions and real estate products and services, our business results are subject to macroeconomic conditions and other events that impact the housing, housing finance and related real estate markets, the credit performance of our underlying insured assets and our future business opportunities, as well as seasonal fluctuations that specifically affect the mortgage origination environment. The performance of our Mortgage business is particularly influenced by macroeconomic conditions and specific events that impact the housing finance and real estate markets, including events that impact mortgage originations and the credit performance of our mortgage insurance portfolio, most of which are beyond our control, including housing prices, inflationary pressures, unemployment levels, interest rate changes, the availability of credit and other national and regional economic conditions. The invasion of Ukraine by Russia in February 2022, and the sanctions imposed in response to this crisis, have increased the level of economic and political uncertainty. The conflict and sanctions resulting therefrom may negatively impact

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
the United States economy, including by exacerbating existing inflationary pressures or increasing volatility in the financial markets.
In the first quarter of 2022 we wrote NIW of $18.7 billion, a decrease of 7.5% compared to our NIW in the first quarter of 2021. Despite current inflationary pressures and rising interest rates, we continue to believe that the long-term housing market fundamentals and outlook remain positive, including demographics supporting growth in the population of first-time homebuyers and a constrained supply of homes available for sale. While the recent increases in mortgage interest rates have reduced refinance demand, they have also resulted in a decrease in policy cancellations, which has increased our Persistency Rate, and in turn contributed to growth in our IIF. See “Mortgage Insurance Portfolio” for additional details on our NIW and IIF.
In addition to impacting mortgage refinance demand and our NIW, the recent sharp increases in interest rates also materially affected the fair value of our investment portfolio in the first quarter of 2022, resulting in significant unrealized losses on investments. Given our intent and ability as of March 31, 2022, to hold these securities until recovery of their amortized cost basis, we do not expect to realize a loss on any of our investments in an unrealized loss position. While the recent decrease in the fair value of our investments due to higher market interest rates negatively affected our net income and stockholders’ equity during the three months ended March 31, 2022, the higher interest rate environment is expected to result in the recognition of higher net investment income in future periods. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about our investments.
The onset of the COVID-19 pandemic resulted in a significant increase in unemployment and had a negative impact on the economy, and as a result, we experienced a material increase in new defaults in 2020, substantially all of which related to defaults of loans subject to forbearance programs implemented in response to the COVID-19 pandemic. Beginning in the second quarter of 2020, the increase in the number of new mortgage defaults resulting from the COVID-19 pandemic had a negative effect on our results of operations and our reserve for losses. However, subsequent trends in Cures have been more favorable than original expectations, resulting in favorable loss reserve development in 2021 and the three months ended March 31, 2022. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our reserve for losses.
Our primary default rate was 2.6% at March 31, 2022, down from 6.5% at June 30, 2020, which was elevated by the material increase in new defaults in the three months ended June 30, 2020, primarily due to defaults related to loans subject to forbearance programs implemented in response to the COVID-19 pandemic. Favorable trends in the number of new defaults and Cures were the primary drivers of the decline in our default inventory and default rate, compared to June 30, 2020.
The number, timing and duration of new defaults and, in turn, the number of defaults that ultimately result in claims will depend on a variety of factors, including the number and timing of Cures and claims paid and the net impact on IIF from our Persistency Rate and future NIW. See “Item 1A. Risk Factors” in our 2021 Form 10-K for additional discussion of these factors and other risks and uncertainties.
Despite risks and uncertainties, we believe that the steps we have taken in recent years, including by improving our capital and liquidity positions, enhancing our financial flexibility, implementing greater risk-based granularity into our pricing methodologies and increasing our use of risk distribution strategies to lower the risk profile and financial volatility of our mortgage insurance portfolio, has helped position the Company to better withstand the negative effects from macroeconomic stresses such as those that may result from reoccurring COVID-19 outbreaks and the Russia-Ukraine conflict and the other risks described in “Item 1A. Risk Factors” in our 2021 Form 10-K.
In recent years, Radian and other participants in the private mortgage insurance industry have engaged in a range of risk distribution transactions and strategies and implemented enhanced risk-based pricing frameworks, which we believe have helped increase the financial strength and flexibility of the private mortgage insurance industry by mitigating credit risk and financial volatility through varying economic cycles. As of March 31, 2022, 67% of our primary RIF is subject to a form of risk distribution and our estimated reinsurance recoverables related to our mortgage insurance portfolio were $54.0 million. Our use of risk distribution structures has reduced our required capital and enhanced our projected return on capital, and we expect these structures to provide a level of credit protection in periods of economic stress.
Legislative and Regulatory Developments
We are subject to comprehensive regulation by both federal and state regulatory authorities. For a description of significant state and federal regulations and other requirements of the GSEs that are applicable to our businesses, as well as legislative and regulatory developments affecting the housing finance industry, see “Item 1. Business—Regulation” in our 2021 Form 10-K. There were no significant regulatory developments impacting our businesses from those discussed in our 2021 Form 10-K.
Key Factors Affecting Our Results
The key factors affecting our results are discussed in our 2021 Form 10-K. There have been no material changes to these key factors.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mortgage Insurance Portfolio

IIF by origination vintage (1)

$249.0
$246.0
$238.9
Primary Insurance in Force
($ in billions)
$200
$100
$0
March 31,
2022
December 31,
2021
March 31,
2021

		Insurance in Force as of:
	Vintage written in: ($ in billions)	March 31, 2022		December 31, 2021		March 31, 2021
¢	2022	$18.6	7.5%	$—	—%	$—	—%
¢	2021	84.9	34.1	87.4	35.5	20.0	8.4
¢	2020	69.8	28.0	74.3	30.2	92.3	38.6
¢	2019	21.6	8.7	24.0	9.8	37.5	15.7
¢	2018	11.1	4.4	12.4	5.0	19.9	8.3
¢	2017	10.2	4.1	11.5	4.7	18.0	7.5
¢	2009 - 2016	22.1	8.9	25.0	10.2	37.2	15.6
¢	2008 & Prior (2)	10.7	4.3	11.4	4.6	14.0	5.9
	Total	$249.0	100.0%	$246.0	100.0%	$238.9	100.0%

(1)Policy years represent the original policy years and have not been adjusted to reflect subsequent refinancing activity under HARP.
(2)Adjusted to reflect subsequent refinancing activity under HARP, these percentages would decrease to 2.8%, 3.0% and 3.7% as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively.
New Insurance Written
We wrote $18.7 billion of primary new mortgage insurance in the three months ended March 31, 2022 compared to $20.2 billion of NIW in the three months ended March 31, 2021. As shown in the chart above, IIF increased to $249.0 billion at March 31, 2022, from $246.0 billion at December 31, 2021, driven by a higher Persistency Rate and our NIW for the first three months of 2022.
Our NIW decreased by 7.5% for the three months ended March 31, 2022 compared to the same period in 2021 due to reduced refinance originations and lower utilization of mortgage insurance in connection with refinances, partially offset by increases in purchase mortgage originations and an increase in our market share. According to industry estimates, total mortgage origination volume was lower for the three months ended March 31, 2022 as compared to the comparable period in 2021 due to a decline in refinance activity.
Although it is difficult to project future volumes, recent market projections for 2022 estimate total mortgage originations of approximately $2.8 trillion, which would represent a decline in the total annual mortgage origination market of approximately 36% as compared to 2021, with a private mortgage insurance market of $500 to $525 billion. This outlook anticipates a significant decrease in refinance originations in 2022 resulting from expected continued increases in interest rates. While expectations for refinance volume vary, there is consensus around a large purchase market driven by increased home sales, which is a positive for mortgage insurers given the higher likelihood that purchase loans will utilize private mortgage insurance as compared to refinance loans. As refinance volume declines, we would expect the Persistency Rate for our portfolio to increase, benefiting the size of our IIF portfolio. See “Item 1A. Risk Factors” in our 2021 Form 10-K for more information.
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

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NIW

	Three Months Ended March 31,
($ in millions)	2022	2021
NIW	$18,655	$20,161
Primary risk written	$4,804	$4,524
Average coverage percentage	25.8%	22.4%

NIW by loan purpose
Purchases	91.4%	59.1%
Refinances	8.6%	40.9%

Total borrower-paid NIW	99.2%	99.2%

NIW by premium type
Direct Monthly and Other Recurring Premiums	94.5%	90.2%
Direct single premiums (1)	5.5%	9.8%

NIW by FICO Score (2)
>=740	57.1%	64.3%
680-739	35.7%	31.5%
620-679	7.2%	4.2%

NIW by LTV
95.01% and above	14.6%	8.0%
90.01% to 95.00%	42.0%	31.6%
85.01% to 90.00%	29.4%	31.3%
85.00% and below	14.0%	29.1%
(1)Borrower-paid Single Premium Policies were 5.3% of NIW for the three months ended March 31, 2022, compared to 9.4% for the same period in 2021.
(2)For loans with multiple borrowers, the percentage of NIW by FICO score represents the lowest of the borrowers’ FICO scores.
Insurance and Risk in Force
Our IIF is the primary driver of the future premiums that we expect to earn over time. IIF at March 31, 2022 increased 4.2% as compared to the same period last year, reflecting a 10.3% increase in Monthly Premium Policies in force partially offset by a 19.1% decline in Single Premium Policies in force. Single Premium Policy cancellations were the primary driver of the decrease in unearned premiums on our condensed consolidated balance sheet at March 31, 2022 as compared to December 31, 2021.
Historically, there is a close correlation between interest rates and Persistency Rates. Higher interest rate environments generally decrease refinancings, which decrease the cancellation rate of our insurance and positively affect our Persistency Rates. As shown in the table below, our 12-month Persistency Rate at March 31, 2022 increased as compared to the same period in 2021. The increase in our Persistency Rate at March 31, 2022 was primarily attributable to decreased refinance activity due to increases in mortgage interest rates, as compared to the same period in the prior year. As of March 31, 2022, only 3.3% of our IIF had a mortgage note rate greater than 5.0%. Given the recent increase in market mortgage interest rates, which now exceed that level based on reported industry averages, we expect that our persistency rates should continue to increase during the remainder of 2022.
Historical loan performance data indicates that credit scores and underwriting quality are key drivers of credit performance. As of March 31, 2022, our portfolio of business written subsequent to 2008, including refinancings under HARP, represented approximately 97.2% of our total primary RIF. Loan originations after 2008 have consisted primarily of high credit quality loans with significantly better credit performance than loans originated during 2008 and prior periods. However, the impact to our future losses remains uncertain due to risks associated with the macroeconomic environment. For additional

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
information, see our 2021 Form 10-K, “Item 1A. Risk Factors—The credit performance of our mortgage insurance portfolio is impacted by macroeconomic conditions and specific events that affect the ability of borrowers to pay their mortgages.”
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
The following table provides selected information as of and for the periods indicated related to mortgage insurance IIF and RIF.

IIF and RIF

($ in millions)	March 31, 2022	December 31, 2021	March 31, 2021
Primary IIF	$248,951	$245,972	$238,921
Primary RIF	$62,036	$60,913	$58,508
Average coverage percentage	24.9%	24.8%	24.5%

Persistency Rate (12 months ended)	68.0%	64.3%	57.2%
Persistency Rate (quarterly, annualized) (1)	76.9%	71.7%	62.5%

Total borrower-paid RIF	91.6%	90.6%	87.3%

Primary RIF by Premium Type
Direct Monthly and Other Recurring Premiums	84.9%	83.9%	80.0%
Direct single premiums (2)	15.1%	16.1%	20.0%

Primary RIF by FICO Score (3)
>=740	56.9%	56.9%	57.2%
680-739	35.1%	35.0%	34.9%
620-679	7.5%	7.6%	7.3%
<=619	0.5%	0.5%	0.6%

Primary RIF by LTV
95.01% and above	15.5%	15.1%	14.4%
90.01% to 95.00%	48.9%	48.9%	48.6%
85.01% to 90.00%	27.6%	27.7%	28.2%
85.00% and below	8.0%	8.3%	8.8%
(1)The Persistency Rate on a quarterly, annualized basis is calculated based on loan-level detail for the quarter ending as of the date shown. It may be impacted by seasonality or other factors, including the level of refinance activity during the applicable periods, and may not be indicative of full-year trends.
(2)Borrower-paid Single Premium Policies were 8.4%, 8.5% and 9.4% of primary RIF for the periods indicated, respectively.
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
The impact of these programs on our financial results will vary depending on the level of ceded RIF, as well as the levels of prepayments and incurred losses on the reinsured portfolios, among other factors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage—Risk Distribution” in our 2021 Form 10-K and Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements in this report for more information about our reinsurance transactions.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The table below provides information about the amounts by which Radian Guaranty’s reinsurance programs reduced its Minimum Required Assets as of the dates indicated.

PMIERs benefit from risk distribution

($ in millions)	March 31, 2022	December 31, 2021	March 31, 2021
PMIERs impact - reduction in Minimum Required Assets
Excess-of-Loss Program	$881.9	$995.2	$674.0
Single Premium QSR Program	286.7	314.2	388.5
QSR Program	11.2	12.5	19.4
Total PMIERs impact	$1,179.8	$1,321.9	$1,081.9
Percentage of gross Minimum Required Assets	25.0%	28.4%	23.8%
Results of Operations—Consolidated
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three months ended March 31, 2022 and March 31, 2021 primarily reflect the financial results and performance of our two reportable business segments—Mortgage and homegenius. See “Results of Operations—Mortgage” and “Results of Operations—homegenius” for the operating results of these business segments for the three months ended March 31, 2022, compared to the same period in 2021.
In addition to the results of our operating segments, pretax income (loss) is also affected by those factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results” in our 2021 Form 10-K.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table summarizes our consolidated results of operations for the three months ended March 31, 2022 and 2021.

Summary results of operations - Consolidated

	Three Months Ended March 31,		Change Favorable (Unfavorable)
($ in thousands, except per-share amounts)	2022	2021	2022 vs. 2021
Revenues
Net premiums earned	$254,190	$271,872	$(17,682)
Services revenue	29,348	22,895	6,453
Net investment income	38,196	38,251	(55)
Net gains (losses) on investments and other financial instruments	(29,457)	(5,181)	(24,276)
Other income	703	976	(273)
Total revenues	292,980	328,813	(35,833)

Expenses
Provision for losses	(83,754)	46,143	129,897
Policy acquisition costs	6,605	8,996	2,391
Cost of services	24,753	20,246	(4,507)
Other operating expenses	89,541	70,262	(19,279)
Interest expense	20,846	21,115	269
Amortization of other acquired intangible assets	849	862	13
Total expenses	58,840	167,624	108,784

Pretax income	234,140	161,189	72,951
Income tax provision	53,009	35,581	(17,428)
Net income	$181,131	$125,608	$55,523

Diluted net income per share	$1.01	$0.64	$0.37
Return on equity	17.2%	11.8%	5.4%

Non-GAAP Financial Measures (1)
Adjusted pretax operating income	$264,948	$167,316	$97,632
Adjusted diluted net operating income per share	$1.17	$0.68	$0.49
Adjusted net operating return on equity	19.9%	12.4%	7.5%
(1)See “—Use of Non-GAAP Financial Measures” below.
Revenues
Net Premiums Earned. The decrease in net premiums earned for the three months ended March 31, 2022, as compared to the same period in 2021, is primarily driven by a decrease in net premiums earned in our Mortgage segment. See “Results of Operations—Mortgage—Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021—Revenues—Net Premiums Earned,” for more information.
Net Gains (Losses) on Investments and Other Financial Instruments. The increase in net losses on investments and other financial instruments for the three months ended March 31, 2022, as compared to the same period in 2021, is primarily due to an increase in net unrealized losses on our equity and trading securities and, to a lesser extent, an increase in losses on other financial instruments. The primary driver of the increase in losses on our equity and trading securities for the three months ended March 31, 2022 was the impact of rising interest rates as well as other market and macroeconomic conditions, including the impact of the Russia-Ukraine conflict as further discussed in “Overview—Current Operating Environment.” See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about net gains (losses) on investments.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Expenses
Provision for Losses. The decrease in provision for losses for the three months ended March 31, 2022 as compared to the same period in 2021, is primarily driven by favorable development on prior period defaults, which impacted our mortgage insurance reserves. See “Results of Operations—Mortgage—Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021—Expenses—Provision for Losses,” for more information.
Other Operating Expenses. The increase in other operating expenses for the three months ended March 31, 2022 as compared to the same period in 2021 is primarily due to an increase in variable incentive compensation expense, including from increases in the projected payouts associated with our performance-based restricted stock units, driven primarily by the impact of the favorable loss reserve development recorded in the first quarter of 2022. See Note 17 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for additional information on our performance-based restricted stock units. See “Results of Operations—Mortgage—Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021—Expenses—Other Operating Expenses,” and “Results of Operations—homegenius—Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021—Expenses—Other Operating Expenses,” for more information on other operating expenses.
Income Tax Provision
Variations in our effective tax rates, combined with differences in pretax income, were the drivers of the changes in our income tax provision between periods. Our effective tax rate for the three months ended March 31, 2022 was 22.6% as compared to 22.1% for the same period in 2021. Our effective tax rate for the three months ended March 31, 2022 and 2021 was higher than the statutory rate of 21% primarily due to the impact of certain permanent book-to-tax adjustments.
Use of Non-GAAP Financial Measures
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
Our senior management, including our Chief Executive Officer (Radian’s chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of the Company’s business segments and to allocate resources to the segments. See Note 4 of Notes to Consolidated Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated—Use of Non-GAAP Financial Measures” each in our 2021 Form 10-K for detailed information regarding items excluded from adjusted pretax operating income and the reasons for their treatment.
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

Reconciliation of consolidated pretax income to consolidated adjusted pretax operating income

	Three Months Ended March 31,
(In millions)	2022	2021
Consolidated pretax income	$234.1	$161.2
Less income (expense) items
Net gains (losses) on investments and other financial instruments	(29.5)	(5.2)
Amortization of other acquired intangible assets	(0.8)	(0.9)
Impairment of other long-lived assets and other non-operating items	(0.5)	—
Total adjusted pretax operating income (1)	$264.9	$167.3
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

Reconciliation of diluted net income per share to adjusted diluted net operating income per share

	Three Months Ended March 31,
	2022	2021
Diluted net income per share	$1.01	$0.64
Less per-share impact of reconciling income (expense) items
Net gains (losses) on investments and other financial instruments	(0.16)	(0.03)
Amortization of other acquired intangible assets	(0.01)	—
Income tax (provision) benefit on reconciling income (expense) items (1)	0.03	0.01
Difference between statutory and effective tax rates	(0.02)	(0.02)
Per-share impact of reconciling income (expense) items	(0.16)	(0.04)
Adjusted diluted net operating income per share (1)	$1.17	$0.68
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

Reconciliation of return on equity to adjusted net operating return on equity

	Three Months Ended March 31,
	2022	2021
Return on equity (1)	17.2%	11.8%
Less impact of reconciling income (expense) items (2)
Net gains (losses) on investments and other financial instruments	(2.8)	(0.5)
Amortization of other acquired intangible assets	(0.1)	(0.1)
Income tax (provision) benefit on reconciling income (expense) items (3)	0.6	0.1
Difference between statutory and effective tax rates	(0.4)	(0.1)
Impact of reconciling income (expense) items	(2.7)	(0.6)
Adjusted net operating return on equity (3)	19.9%	12.4%
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
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table summarizes our Mortgage segment’s results of operations for the three months ended March 31, 2022 and 2021.

Summary results of operations - Mortgage

	Three Months Ended March 31,		Change Favorable (Unfavorable)
(In thousands)	2022	2021	2022 vs. 2021
Revenues
Net premiums written	$248,360	$246,874	$1,486
(Increase) decrease in unearned premiums	(3,186)	17,790	(20,976)
Net premiums earned	245,174	264,664	(19,490)
Services revenue	4,552	4,351	201
Net investment income	34,017	34,013	4
Other income	703	769	(66)
Total revenues	284,446	303,797	(19,351)

Expenses
Provision for losses	(84,193)	45,869	130,062
Policy acquisition costs	6,605	8,996	2,391
Cost of services	3,383	3,192	(191)
Other operating expenses	59,964	48,916	(11,048)
Interest expense	20,846	21,115	269
Total expenses	6,605	128,088	121,483

Adjusted pretax operating income (1)	$277,841	$175,709	$102,132
(1)Our senior management uses adjusted pretax operating income as our primary measure to evaluate the fundamental financial performance of our business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Revenues
Net Premiums Earned. Net premiums earned decreased for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to: (i) a decrease in the impact, net of reinsurance, from Single Premium Policy cancellations due to lower refinance activity and (ii) a decrease in premiums earned on our Monthly Premium Policies due to lower average premium yields. These decreases were partially offset by an increase in the profit commission retained by the Company, due to favorable reserve development in the first quarter of 2022.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The table below provides additional information about the components of mortgage insurance net premiums earned for the periods indicated, including the effects of our reinsurance programs.

Net premiums earned

	Three Months Ended March 31,
($ in millions, except as otherwise indicated)	2022	2021
Direct
Premiums earned, excluding revenue from cancellations	$243.6	$256.9
Single Premium Policy cancellations	14.7	38.5
Direct	258.3	295.4
Assumed (1)	1.3	2.3
Ceded
Premiums earned, excluding revenue from cancellations	(27.3)	(25.4)
Single Premium Policy cancellations (2)	(4.2)	(11.1)
Profit commission—other (3)	17.1	3.4
Ceded premiums, net of profit commission	(14.4)	(33.1)
Total net premiums earned	$245.2	$264.6

In force portfolio premium yield (in basis points) (4)	39.6	42.7
Direct premium yield (in basis points) (5)	42.0	49.1
Net premium yield (in basis points) (6)	39.6	43.6
Average primary IIF (in billions)	$247.5	$242.5
(1)Includes premiums earned from our participation in certain credit risk transfer programs.
(2)Includes the impact of related profit commissions.
(3)Represents the profit commission on the Single Premium QSR Program, excluding the impact of Single Premium Policy cancellations.
(4)Calculated by dividing annualized direct premiums earned, including assumed revenue and excluding revenue from cancellations, by average primary IIF.
(5)Calculated by dividing annualized direct premiums earned, including assumed revenue, by average primary IIF.
(6)Calculated by dividing annualized net premiums earned by average primary IIF.
The level of mortgage prepayments affects the revenue ultimately produced by our mortgage insurance business and is influenced by the mix of business we write. We believe that writing a mix of Single Premium Policies and Monthly Premium Policies has the potential to moderate the overall impact on our results if actual prepayments are significantly different from expectations. However, the impact of this moderating effect is affected by the amount of reinsurance we obtain on portions of our portfolio, with the Single Premium QSR Program currently reducing the proportion of retained Single Premium Policies in our portfolio. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage—IIF and Related Drivers” in our 2021 Form 10-K for more information.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table provides information related to the impact of our reinsurance transactions on premiums earned. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our reinsurance programs.

Ceded premiums earned

	Three Months Ended March 31,
($ in millions)	2022	2021
Single Premium QSR Program	$(3.7) (1)	$19.5
Excess-of-Loss Program	17.6	12.2
QSR Program	0.5	1.3
Other	—	0.1
Total ceded premiums earned (2)	$14.4	$33.1
Percentage of total direct and assumed premiums earned	5.3%	10.8%
(1)Includes the increase in the profit commission retained by the Company due to favorable reserve development in the first quarter of 2022. See “—Expenses—Provision for Losses” below for additional information on the favorable reserve development.
(2)Does not include the benefit from ceding commissions on our Single Premium QSR Programs, which are included in other operating expenses on the condensed consolidated statements of operations. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Expenses
Provision for Losses. The following table details the financial impact of the significant components of our provision for losses for the periods indicated.

Provision for losses

	Three Months Ended March 31,
($ in millions, except reserve per new default)	2022	2021
Current period defaults (1)	$40.7	$50.3
Prior period defaults (2)	(124.9)	(4.5)
Second-lien mortgage loan premium deficiency reserve and other	—	0.1
Provision for losses	$(84.2)	$45.9
Loss ratio (3)	(34.3)%	17.3%
Reserve per new default (4)	$4,333	$4,244
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
Our mortgage insurance provision for losses for the three months ended March 31, 2022 decreased by $130.1 million, as compared to the same period in 2021. Current period new primary defaults decreased by 20.7% for the three months ended March 31, 2022, compared to the same period in 2021, as shown below. Our gross Default to Claim Rate assumption for new primary defaults was 8.0% at both March 31, 2022 and March 31, 2021.
Our provision for losses during the three months ended March 31, 2022 benefited from favorable reserve development on prior period defaults, primarily as a result of more favorable trends in Cures than originally estimated due to favorable outcomes resulting from forbearance programs implemented in response to the COVID-19 pandemic as well as positive trends in home price appreciation. These favorable observed trends resulted in reductions in our Default to Claim Rate assumptions for prior year default notices, particularly for those defaults first reported in 2020 following the start of the COVID-19 pandemic. See Note 11 herein for additional information, as well as Notes 1 and 11 of Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” in our 2021 Form 10-K.
Our primary default rate as a percentage of total insured loans at March 31, 2022 was 2.6% compared to 2.9% at December 31, 2021. In April 2022, our default rate decreased further to 2.4%, as Cures continued to exceed new defaults, which totaled 2,570 during the month, representing the third lowest number of monthly new defaults in at least 20 years. The following table shows a rollforward of our primary loans in default.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of primary loans in default

	Three Months Ended March 31,
	2022	2021
Beginning default inventory	29,061	55,537
New defaults	9,393	11,851
Cures	(12,789)	(17,137)
Claims paid	(125)	(143)
Rescissions and Claim Denials, net of Reinstatements (1)	(30)	(2)
Ending default inventory	25,510	50,106
(1)Net of any previous Rescissions and Claim Denials that were reinstated during the period. Such reinstated Rescissions and Claim Denials may ultimately result in a paid claim.
The following tables show additional information about our primary loans in default as of the dates indicated.

Primary loans in default - additional information

	March 31, 2022
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 1st Quarter	Reserve for Losses	% of Reserve
($ in millions)	#	%	#	%	$	%
Missed payments
Three payments or less	7,042	27.6%	35	41.5%	$65.3	9.4%
Four to eleven payments	7,599	29.8	116	27.7	138.1	20.0
Twelve payments or more	10,562	41.4	804	27.8	471.9	68.3
Pending claims	307	1.2	N/A	15.1	15.8	2.3
Total	25,510	100.0%	955		691.1	100.0%
IBNR and other					2.5
LAE					17.4
Total primary reserve					$711.0

	December 31, 2021
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in millions)	#	%	#	%	$	%
Missed payments
Three payments or less	7,267	25.0%	47	39.4%	$62.1	7.9%
Four to eleven payments	8,088	27.8	84	27.6	146.9	18.6
Twelve payments or more	13,389	46.1	784	29.0	565.2	71.5
Pending claims	317	1.1	N/A	10.4	16.2	2.0
Total	29,061	100.0%	915		790.4	100.0%
IBNR and other					2.9
LAE					19.9
Total primary reserve					$813.2
N/A – Not applicable
We develop our Default to Claim Rate estimates based primarily on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. See Note 11 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for additional details about our Default to Claim Rate assumptions.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was approximately 46% at both March 31, 2022 and December 31, 2021.
Our net Default to Claim Rate and loss reserve estimate incorporate our expectations with respect to future Rescissions, Claim Denials and Claim Curtailments. Our estimate of such net future Loss Mitigation Activities, inclusive of claim withdrawals, reduced our loss reserve as of March 31, 2022 and December 31, 2021 by $24.8 million and $27.3 million, respectively. These expectations are based primarily on recent claim withdrawal activity and our recent experience with respect to the number of claims that have been denied due to the policyholder’s failure to submit sufficient documentation to perfect a claim within the time period permitted under our Master Policies, as well as our recent experience with respect to the number of insurance certificates that have been rescinded due to fraud, underwriter negligence or other factors.
Our mortgage insurance total loss reserve as a percentage of our mortgage insurance total RIF was 1.2% and 1.4% at March 31, 2022 and December 31, 2021, respectively. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our reserves for losses and a reconciliation of our Mortgage segment’s beginning and ending reserves for losses and LAE.
We considered the sensitivity of our loss reserve estimates at March 31, 2022 by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point absolute change in primary Claim Severity for our primary insurance risk exposure (which we estimated to be 99% of our risk exposure at each of March 31, 2022 and December 31, 2021), we estimated that our total loss reserve at March 31, 2022 would change by approximately $7.0 million. Assuming the portfolio mix and all other factors remain constant, for every one percentage point absolute change in our primary net Default to Claim Rate, we estimated a $14.8 million change in our primary loss reserve at March 31, 2022.
Total mortgage insurance claims paid of $4.7 million for the three months ended March 31, 2022 decreased from claims paid of $10.5 million for the same period in 2021. Claims paid also include the impact of commutations and settlements, including for payments made in the first quarter of 2021 to settle certain previously disclosed legal proceedings. Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter based on the rate that defaults cure and other factors, including the impact of foreclosure moratoriums (as described in “Item 1. Business—Mortgage—Defaults and Claims” in our 2021 Form 10-K) that make the timing of paid claims difficult to predict.
The following table shows net claims paid by product and the average claim paid by product for the periods indicated.

Claims paid

	Three Months Ended March 31,
(In millions, except as indicated below)	2022	2021
Net claims paid (1)
Total primary claims paid	$5.1	$6.6
Total pool and other	(0.4)	(0.1)
Subtotal	4.7	6.5
Impact of commutations and settlements	—	4.0
Total net claims paid	$4.7	$10.5

Total average net primary claim paid (in thousands) (1) (2)	$41.6	$43.8
Average direct primary claim paid (in thousands) (2) (3)	$42.1	$45.5
(1)Net of reinsurance recoveries.
(2)Calculated without giving effect to the impact of commutations and settlements.
(3)Before reinsurance recoveries.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Other Operating Expenses. The increase in other operating expenses for the three months ended March 31, 2022, as compared to the same period in 2021, primarily reflects: (i) an increase in variable incentive compensation expense, including as part of allocated corporate operating expenses and (ii) a decrease in ceding commissions.
The following table shows additional information about Mortgage other operating expenses.

Other operating expenses

	Three Months Ended March 31,
(In millions)	2022	2021
Direct
Salaries and other base employee expenses	$10.9	$13.0
Variable and share-based incentive compensation	5.6	3.2
Other general operating expenses	11.2	12.8
Ceding commissions	(3.9)	(7.7)
Total direct	23.8	21.3
Allocated (1)
Salaries and other base employee expenses	11.3	10.4
Variable and share-based incentive compensation	11.1	5.7
Other general operating expenses	13.8	11.5
Total allocated	36.2	27.6
Total Mortgage	$60.0	$48.9
(1)See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our allocation of corporate operating expenses.
Our Mortgage segment’s expense ratio represents segment operating expenses (which include policy acquisition costs and other operating expenses, as well as allocated corporate operating expenses), expressed as a percentage of net premiums earned, and was 27.2% for the three months ended March 31, 2022, compared to 21.9% for the same period in 2021. The increase in the expense ratio for the three months ended March 31, 2022 was driven by: (i) an increase in total other operating expenses, as detailed in the table above, and (ii) a decrease in net premiums earned, both as compared to the same period in 2021. See “—Revenues—Net Premiums Earned” above for additional information on the decrease in net premiums earned.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations—homegenius
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table summarizes our homegenius segment’s results of operations for the three months ended March 31, 2022 and 2021.

Summary results of operations - homegenius

	Three Months Ended March 31,		Change Favorable (Unfavorable)
(In thousands)	2022	2021	2022 vs. 2021
Revenues
Net premiums earned	$9,016	$7,208	$1,808
Services revenue	24,878	18,550	6,328
Net investment income	18	37	(19)
Total revenues	33,912	25,795	8,117

Expenses
Provision for losses	481	296	(185)
Cost of services	21,370	17,028	(4,342)
Other operating expenses	25,567	18,924	(6,643)
Total expenses	47,418	36,248	(11,170)

Adjusted pretax operating income (loss) (1)	$(13,506)	$(10,453)	$(3,053)
(1)Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of the our business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.
Revenues
Net Premiums Earned. Net premiums earned for the three months ended March 31, 2022 increased compared to the same period in 2021. This increase reflects an increase in new title policies written and closed orders in our title insurance business.
Services Revenue. Services revenue for the three months ended March 31, 2022 increased compared to the same period in 2021, primarily due to increased revenue in our real estate services, including increases from valuation and single family rental products and services. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for the disaggregation of services revenue by revenue type.
Expenses
Cost of Services. Cost of services for the three months ended March 31, 2022 increased compared to the same period in 2021, primarily due to incremental expenses incurred to support the increase in services revenue. Our cost of services is primarily affected by our level of services revenue and the number of employees providing those services.
Other Operating Expenses. The increase in other operating expenses for the three months ended March 31, 2022, as compared to the same period in 2021, primarily reflects: (i) continued strategic investments focused on our title and digital real estate businesses, including an increase in staffing levels, and (ii) an increase in variable incentive compensation expense, including as part of allocated corporate operating expenses.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table shows additional information about homegenius other operating expenses.

Other operating expenses

	Three Months Ended March 31,
(In millions)	2022	2021
Direct
Salaries and other base employee expenses	$8.7	$6.8
Variable and share-based incentive compensation	3.9	2.1
Other general operating expenses	6.6	4.6
Title agent commissions	1.1	1.4
Total direct	20.3	14.9
Allocated (1)
Salaries and other base employee expenses	1.7	1.5
Variable and share-based incentive compensation	1.6	0.8
Other general operating expenses	2.0	1.7
Total allocated	5.3	4.0
Total homegenius	$25.6	$18.9
(1)See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our allocation of corporate operating expenses.
Results of Operations—All Other
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table summarizes our All Other results of operations for the three months ended March 31, 2022 and 2021.

Summary results of operations - All Other

	Three Months Ended March 31,		Change Favorable (Unfavorable)
(In thousands)	2022	2021	2022 vs. 2021
Revenues
Services revenue	$—	$53	$(53)
Net investment income	4,161	4,201	(40)
Other income	—	207	(207)
Total revenues	4,161	4,461	(300)

Expenses
Cost of services	—	28	28
Other operating expenses	3,548	2,373	(1,175)
Total expenses	3,548	2,401	(1,147)

Adjusted pretax operating income (1)	$613	$2,060	$(1,447)
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
Consolidated Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Summary cash flows - Consolidated

	Three Months Ended March 31,
(In millions)	2022	2021
Net cash provided by (used in):
Operating activities	$116.7	$153.0
Investing activities	(71.8)	(81.9)
Financing activities	(64.0)	(41.5)
Increase (decrease) in cash and restricted cash	$(19.1)	$29.6
Operating Activities. Our most significant source of operating cash flows is from premiums received from our mortgage insurance policies, while our most significant uses of operating cash flows are for our operating expenses and claims paid on our mortgage insurance policies. Net cash provided by operating activities totaled $116.7 million for the three months ended March 31, 2022, compared to $153.0 million for the same period in 2021. This decrease was principally due to higher payments for other operating expenses, primarily related to incentive compensation, and lower direct premiums written for the three months ended March 31, 2022.
Investing Activities. Net cash used in investing activities was $71.8 million for the three months ended March 31, 2022, compared to $81.9 million for the same period in 2021. This change was primarily the result of a decrease in sales and redemptions and an increase in purchases of fixed-maturity investments available for sale, partially offset by an increase in sales and redemptions, net of purchases, on short-term investments and a decrease in purchases of equity securities.
Financing Activities. Net cash used in financing activities was $64.0 million for the three months ended March 31, 2022, compared to $41.5 million for the same period in 2021. For the three months ended March 31, 2022, our primary financing activities included: (i) payment of dividends; (ii) repurchases of our common shares; and (iii) net changes in secured borrowings. See Notes 12 and 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our borrowings and share repurchases, respectively.
See “Item 1. Financial Statements (Unaudited)—Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.
Liquidity Analysis—Holding Company
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. At March 31, 2022, Radian Group had available, either directly or through unregulated subsidiaries, unrestricted cash and liquid investments of $1.0 billion. Available liquidity at March 31, 2022 excludes certain additional cash and liquid investments that have been advanced to Radian Group from its subsidiaries to pay for corporate expenses and interest payments. Total liquidity, which includes our undrawn $275.0 million unsecured revolving credit facility, as described below, was $1.3 billion as of March 31, 2022.
During the three months ended March 31, 2022, Radian Group’s available liquidity increased by $402.5 million, due primarily to a $500 million return of capital from Radian Guaranty to Radian Group paid in February 2022, partially offset by other items such as payments for dividends and share repurchases, as described below.
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
Radian Group also has in place a $275.0 million unsecured revolving credit facility with a syndicate of bank lenders. Subject to certain limitations, borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to our insurance and reinsurance subsidiaries as well as growth initiatives. At March 31, 2022, the full $275.0 million remains undrawn and available under the facility. See Note 12 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for additional information on the unsecured revolving credit facility.
We expect Radian Group’s principal liquidity demands for the next 12 months to be: (i) the payment of corporate expenses, including taxes; (ii) interest payments on our outstanding debt obligations; (iii) subject to approval by our board of

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
directors and our ongoing assessment of our financial condition and potential needs related to the execution and implementation of our business plans and strategies, the payment of quarterly dividends on our common stock, which we increased in February 2022 from $0.14 to $0.20 per share; and (iv) the potential continued repurchases of shares of our common stock pursuant to share repurchase authorizations, as described below.
In addition to our ongoing short-term liquidity needs discussed above, our most significant need for liquidity beyond the next 12 months is the repayment of $1.4 billion aggregate principal amount of our senior debt due in future years. See “—Capitalization—Holding Company” below for details of our debt maturity profile. Radian Group’s liquidity demands for the next 12 months or in future periods could also include: (i) early repurchases or redemptions of portions of our debt obligations; (ii) additional investments to support our business strategy; and (iii) additional capital contributions to its subsidiaries. For additional information about related risks and uncertainties, see “Item 1A. Risk Factors,” including “—Radian Group’s sources of liquidity may be insufficient to fund its obligations” and “—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” in our 2021 Form 10-K.
We believe that Radian Group has sufficient current sources of liquidity to fund its obligations. If we otherwise decide to increase our liquidity position, Radian Group may seek additional capital, including by incurring additional debt, issuing additional equity, or selling assets, which we may not be able to do on favorable terms, if at all.
Share Repurchases. During the three months ended March 31, 2022, the Company repurchased 0.9 million shares of Radian Group common stock under programs authorized by Radian Group’s board of directors, at a total cost of $21.3 million, including commissions. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase program.
Dividends and Dividend Equivalents. On February 9, 2022, Radian Group’s board of directors authorized an increase to the Company’s quarterly dividend from $0.14 to $0.20 per share. Based on our current outstanding shares of common stock and restricted stock units, we expect to require approximately $140 million in the aggregate to pay dividends and dividend equivalents for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. As of March 31, 2022, our capital surplus was $4.1 billion, representing our dividend limitation under Delaware law. The declaration and payment of future quarterly dividends remains subject to the board of directors’ determination.
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding debt obligations. Corporate expenses and interest expense on Radian Group’s debt obligations allocated under these arrangements during the three months ended March 31, 2022 of $41.9 million and $20.5 million, respectively, were substantially all reimbursed by its subsidiaries. We expect substantially all of our holding company expenses to continue to be reimbursed by our subsidiaries under our expense-sharing arrangements. The expense-sharing arrangements between Radian Group and its mortgage insurance subsidiaries, as amended, have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.
Taxes. Pursuant to our tax-sharing agreements, our operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if they were not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may pay to or receive from its operating subsidiaries amounts that differ from Radian Group’s consolidated federal tax payment obligation. There were no tax-sharing agreement payments during the three months ended March 31, 2022.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Capitalization—Holding Company
The following table presents our holding company capital structure.

Capital structure

(In millions, except per-share amounts and ratios)	March 31, 2022	December 31, 2021
Debt
Senior Notes due 2024	$450.0	$450.0
Senior Notes due 2025	525.0	525.0
Senior Notes due 2027	450.0	450.0
Deferred debt costs on senior notes	(14.5)	(15.5)
Revolving credit facility	—	—
Total	1,410.5	1,409.5
Stockholders’ equity	4,147.6	4,258.8
Total capitalization	$5,558.1	$5,668.3
Debt-to-capital ratio	25.4%	24.9%

Shares outstanding	174.6	175.4
Book value per share	$23.75	$24.28
Stockholders’ equity decreased by $111.2 million from December 31, 2021 to March 31, 2022. The net decrease in stockholders’ equity for the three months ended March 31, 2022 resulted primarily from net unrealized losses in available for sale securities of $249.7 million as a result of an increase in market interest rates during the period, dividends of $35.9 million and share repurchases of $21.3 million, partially offset by our net income of $181.1 million. Given our intent and ability as of March 31, 2022, to hold these securities until recovery of their amortized cost basis, we do not expect to realize a loss on any of our investments in an unrealized loss position.
The decrease in book value per share from $24.28 at December 31, 2021 to $23.75 at March 31, 2022, is primarily due to: (i) a decrease of $1.42 per share due to unrealized losses in our available for sale securities, recorded in accumulated other comprehensive income and (ii) a decrease of $0.20 per share attributable to dividends and dividend equivalents. Partially offsetting these items was an increase of $1.03 per share attributable to our net income for the three months ended March 31, 2022.
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
Mortgage
The principal demands for liquidity in our Mortgage business currently include: (i) the payment of claims and potential claim settlement transactions, net of reinsurance; (ii) expenses (including those allocated from Radian Group); (iii) repayments of FHLB advances; (iv) repayments, if any, associated with the Surplus Note due 2027; and (v) taxes, including potential additional purchases of U.S. Mortgage Guaranty Tax and Loss Bonds. See Notes 10 and 16 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for additional information related to these non-interest bearing instruments. In addition to the foregoing liquidity demands, other payments have included and, in the future could include, returns of capital from Radian Guaranty to Radian Group, subject to approval by the Pennsylvania Insurance Department, as discussed below.
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

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As of March 31, 2022, our mortgage insurance subsidiaries maintained claims paying resources of $5.6 billion on a statutory basis, which consist of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves. In addition, our reinsurance programs are designed to provide additional claims-paying resources during times of economic stress and elevated losses. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Radian Guaranty’s Risk-to-capital as of March 31, 2022 was 12.1 to 1. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form. At March 31, 2022, Radian Guaranty had statutory policyholders’ surplus of $422.6 million. This balance includes a $354.1 million benefit from U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury, which mortgage guaranty insurers such as Radian Guaranty may purchase in order to be eligible for a tax deduction, subject to certain limitations, related to amounts required to be set aside in statutory contingency reserves. See Note 16 of Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” in our 2021 Form 10-K for more information.
Radian Guaranty currently is an approved mortgage insurer under the PMIERs. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. At March 31, 2022, Radian Guaranty’s Available Assets under the PMIERs financial requirements totaled approximately $5.1 billion, resulting in a PMIERs Cushion of $1.6 billion, or 44%, over its Minimum Required Assets. Those amounts compare to Available Assets of $5.4 billion and a PMIERs cushion of $2.1 billion, or 62%, at December 31, 2021.
The primary driver of the decrease in Radian Guaranty’s PMIERs Cushion during the three months ended March 31, 2022 is the decrease in Available Assets, primarily due to the $500 million return of capital from Radian Guaranty to Radian Group, as discussed above, combined with an increase in Minimum Required Assets, partially offset by positive cash flows from operating activities.
Our PMIERs Cushion at March 31, 2022 also includes a benefit from the current broad-based application of the Disaster Related Capital Charge that has reduced the total amount of Minimum Required Assets that Radian Guaranty otherwise would have been required to hold against pandemic-related defaults by approximately $260 million and $300 million as of March 31, 2022 and December 31, 2021, respectively, taking into consideration our risk distribution structures in effect as of that date. The application of the Disaster Related Capital Charge has reduced Radian Guaranty’s PMIERs Minimum Required Assets, but we expect this impact will diminish over time. See “Item 1. Business—Regulation—Federal Regulation—GSE Requirements for Mortgage Insurance Eligibility” in our 2021 Form 10-K for more information about the Disaster Related Capital Charge, and for further information, including on the expiration of the COVID-19 Crisis Period.
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
In light of Radian Guaranty’s negative unassigned surplus related to operating losses in prior periods and the ongoing need to set aside contingency reserves, Radian Guaranty is not currently permitted under applicable insurance laws to pay dividends or other distributions without prior approval from the Pennsylvania Insurance Department. Under Pennsylvania’s insurance laws, an insurer must obtain the Pennsylvania Insurance Department’s approval to pay an Extraordinary Distribution. Radian Guaranty sought and received such approval to return capital by paying Extraordinary Distributions to Radian Group, most recently in February 2022. Based on the current strong performance and assuming the continuation of favorable trends in our mortgage insurance business, we expect that Radian Guaranty could potentially have positive unassigned surplus within the next two years. See Note 16 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for additional information on our Extraordinary Distributions, statutory dividend restrictions and contingency reserve requirements.
Radian Guaranty and Radian Reinsurance are both members of the FHLB. As members, they may borrow from the FHLB, subject to certain conditions, which include requirements to post collateral and to maintain a minimum investment in FHLB stock. Advances from the FHLB may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing for general cash management purposes and for purchases of additional investment securities that have similar durations, for the purpose of generating additional earnings from our investment securities portfolio with limited incremental risk. As of March 31, 2022, there were $149.0 million of FHLB advances outstanding. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
homegenius
As of March 31, 2022, our homegenius segment maintained cash and liquid investments totaling $83.0 million, including $47.5 million held by Radian Title Insurance.
Title insurance companies, including Radian Title Insurance, are subject to comprehensive state regulations, including minimum net worth requirements. Radian Title Insurance was in compliance with all of its minimum net worth requirements at

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2022. In the event the cash flows from operations of the homegenius segment are not adequate to fund all of its needs, including the regulatory capital needs of Radian Title Insurance, Radian Group may provide additional funds to the homegenius segment in the form of an intercompany note or other capital contribution, and if needed for Radian Title Insurance, subject to the approval of the Ohio Department of Insurance. Additional capital support may also be required for potential investments in new business initiatives to support our strategy of growing our businesses.
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
Ratings
Radian Group, Radian Guaranty, Radian Reinsurance and Radian Title Insurance have been assigned the financial strength ratings set forth in the chart below. We believe that ratings often are considered by others in assessing our credit strength and the financial strength of our primary insurance subsidiaries. The following ratings have been independently assigned by third-party statistical rating organizations, are for informational purposes only and are subject to change. See “Item 1A. Risk Factors—The current financial strength ratings assigned to our mortgage insurance subsidiaries could weaken our competitive position and potential downgrades by rating agencies to these ratings and the ratings assigned to Radian Group could adversely affect the Company” in our 2021 Form 10-K.

Ratings

Subsidiary	Moody’s (1)	S&P (2)	Fitch (3)	Demotech (4)
Radian Group	Ba1	BB+	BBB-	N/A
Radian Guaranty	Baa1	BBB+	A-	N/A
Radian Reinsurance	N/A	BBB+	N/A	N/A
Radian Title Insurance	N/A	N/A	N/A	A
(1)Based on the April 29, 2022 update, Moody’s outlook for Radian Group and Radian Guaranty is currently Stable.
(2)Based on the May 21, 2021 update, S&P’s outlook for Radian Group, Radian Guaranty and Radian Reinsurance is currently Stable.
(3)Based on the April 27, 2022 release, Fitch’s outlook for Radian Group and Radian Guaranty is currently Stable.
(4)Based on the March 15, 2022 release.
Critical Accounting Estimates
As of the filing date of this report, there were no significant changes in our critical accounting estimates from those discussed in our 2021 Form 10-K. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for accounting pronouncements issued but not yet adopted that may impact the Company’s consolidated financial position, earnings, cash flows or disclosures.

Table of Contents Glossary
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in market conditions. Examples of market risk include changes in interest rates, credit spreads, foreign currency exchange rates and equity prices. We regularly analyze our exposure to interest-rate risk and credit-spread risk and have determined that the fair value of our investments is materially exposed to changes in both interest rates and credit spreads. See “Item 1A. Risk Factors—Our success depends, in part, on our ability to manage risks in our investment portfolio” in our 2021 Form 10-K.
Our market risk exposures at March 31, 2022 have not materially changed from those identified in our 2021
Form 10-K.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2022, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
During the three-month period ended March 31, 2022, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents Glossary
PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
We are routinely involved in a number of legal actions and proceedings, including reviews, audits, inquiries, information-gathering requests and investigations by various regulatory entities, as well as litigation and other disputes arising in the ordinary course of our business. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding legal proceedings and regulatory matters.
Item 1A.    Risk Factors
There have been no material changes to our risk factors from those previously disclosed in our 2021 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuance of Unregistered Securities
During the three months ended March 31, 2022, no equity securities of Radian Group were sold that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended March 31, 2022.

Share repurchase program

($ in thousands, except per-share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
Period
1/1/2022 to 1/31/2022	387	$21.94	—	$—
2/1/2022 to 2/28/2022	1,824	22.23	—	400,000
3/1/2022 to 3/31/2022	931,438	23.01	927,075	378,680
Total	933,649		927,075
(1)Includes 6,574 shares tendered by employees as payment of taxes withheld on the vesting of certain restricted stock awards granted under the Company’s equity compensation plans.
(2)On February 9, 2022, Radian Group’s board of directors approved a share repurchase program authorizing the Company to spend up to $400 million, excluding commissions, to repurchase Radian Group common stock. During the three months ended March 31, 2022, the Company purchased 0.9 million shares at an average price of $23.01, including commissions, under this share repurchase program which expires in February 2024. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase program.

Table of Contents Glossary
Item 6. Exhibits

Exhibit Number	Exhibit

+10.1
Comprehensive 401(k) Profit Sharing Plan Nonstandard Adoption Agreement, effective January 1, 2022, as amended (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual report on Form 10-K (file no. 1-11356) for the year ended December 31, 2021)

+10.2
Qualified Retirement Plan and Trust Defined Contribution Basic Plan Document, adopted by Radian Group Inc. effective January 1, 2022 (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual report on Form 10-K (file no. 1-11356) for the year ended December 31, 2021)

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

Radian Group Inc.

Date:	May 6, 2022	/s/ J. FRANKLIN HALL
J. Franklin Hall
Senior Executive Vice President, Chief Financial Officer

Date:	May 6, 2022	/s/ ROBERT J. QUIGLEY
Robert J. Quigley
Executive Vice President, Controller and Chief Accounting Officer