Form 10-Q
period 2022-06-30
RADIAN GROUP INC
filed 2022-08-05
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 161,612,452 shares of common stock, $0.001 par value per share, outstanding on August 3, 2022.

Glossary of Abbreviations and Acronyms
The following list defines various abbreviations and acronyms used throughout this report, including the Condensed Consolidated Financial Statements, the Notes to Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Term	Definition
2021 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022
2014 Master Policy	Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which became effective October 1, 2014
2020 Master Policy	Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which became effective March 1, 2020
2012 QSR Agreements	The quota share reinsurance agreements entered into with a third-party reinsurance provider in the second and fourth quarters of 2012, collectively
2022 QSR Agreement
Quota share reinsurance arrangement, the principal terms of which were agreed to in July 2022 but which remains subject to final documentation, with a panel of third-party reinsurance providers to cede, starting July 1, 2022, a portion of NIW originated between January 1, 2022, and June 30, 2023

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
All Other
Radian’s non-reportable operating segments and other business activities, including: (i) income (losses) from assets held by Radian Group; (ii) related general corporate operating expenses not attributable or allocated to our reportable segments; and (iii) certain investments in new business opportunities, including activities and investments associated with Radian Mortgage Capital, and other immaterial activities

ASU	Accounting Standards Update, issued by the FASB to communicate changes to GAAP
Available Assets	As defined in the PMIERs, assets primarily including the most liquid assets of a mortgage insurer, and reduced by, among other items, premiums received but not yet earned and reinsurance funds withheld
Claim Denial	Our legal right, under certain conditions, to deny a claim
Claim Severity	The total claim amount paid divided by the original coverage amount
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
COVID-19	The novel coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
COVID-19 Amendment	Amendment to the PMIERs effective June 30, 2020, primarily to recognize the COVID-19 pandemic as a nationwide “FEMA Declared Major Disaster” and to set forth guidelines on the application of the Disaster Related Capital Charge to COVID-19 Defaulted Loans
COVID-19 Crisis Period	Time period extending from March 1, 2020, to March 31, 2021
COVID-19 Defaulted Loans	All non-performing loans that either: (i) have an Initial Missed Payment occurring during the COVID-19 Crisis Period or (ii) are subject to a forbearance plan granted in response to a financial hardship related to COVID-19 (which is assumed under the COVID-19 Amendment to be the case for any loan that has an Initial Missed Payment occurring during the COVID-19 Crisis Period and is subject to a forbearance plan), the terms of which are materially consistent with the terms of forbearance plans offered by the GSEs
Cures	Loans that were in default as of the beginning of a period and are no longer in default because payments were received such that the loan is no longer 60 or more days past due
Default to Claim Rate	The percentage of defaulted loans that are assumed to result in a claim
Demotech	Demotech, Inc.

Term	Definition
Disaster Related Capital Charge	Under the PMIERs, multiplier of 0.30 applied to the required asset amount factor for each non-performing loan: (i) backed by a property located in a FEMA Designated Area and (ii) either subject to a certain forbearance plan or with an initial default date occurring within a certain timeframe
Eagle Re Issuer(s)	A group of unaffiliated special purpose insurers (VIEs) domiciled in Bermuda, comprising Eagle Re 2018-1 Ltd., Eagle Re 2019-1 Ltd., Eagle Re 2020-1 Ltd., Eagle Re 2020-2 Ltd., Eagle Re 2021-1 Ltd. and/or Eagle Re 2021-2 Ltd., which provide reinsurance coverage under Radian Guaranty’s Excess-of-Loss Program
Excess-of-Loss Program	The credit risk protection obtained by Radian Guaranty in the form of excess-of-loss reinsurance, which indemnifies the ceding company against loss in excess of a specific agreed limit, up to a specified sum. The program includes reinsurance agreements with the Eagle Re Issuers in connection with various issuances of mortgage insurance-linked notes. The program also included a separate agreement with a third-party reinsurer, representing a pro rata share of the credit risk alongside the risk assumed by Eagle Re 2018-1 Ltd., an Eagle Re Issuer.
Exchange Act	Securities Exchange Act of 1934, as amended
Extraordinary Distribution	A dividend or distribution of capital that is required to be approved by an insurance company’s primary regulator that is greater than would be permitted as an ordinary distribution (which does not require regulatory approval)
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FEMA	Federal Emergency Management Agency, an agency of the U.S. Department of Homeland Security
FEMA Designated Area	Generally, an area that has been subject to a disaster, designated by FEMA as an individual assistance disaster area for the purpose of determining eligibility for various forms of federal assistance
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
FICO	Fair Isaac Corporation (“FICO”) credit scores, for Radian’s portfolio statistics, represent the borrower’s credit score at origination and, in circumstances where there are multiple borrowers, the lowest of the borrowers’ FICO scores is utilized
Fitch	Fitch Ratings, Inc.
Foreclosure Stage Defaulted Loans	Loans in the stage of default in which a foreclosure sale has been scheduled or held
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	Generally accepted accounting principles in the U.S., as amended from time to time
Goldman	Goldman Sachs Bank USA
GSE(s)	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
HARP	Home Affordable Refinance Program
homegenius	Radian’s business segment that offers an array of title, real estate and technology products and services to consumers, mortgage lenders, mortgage and real estate investors, GSEs, real estate brokers and agents
IBNR	Losses incurred but not reported
IIF	Insurance in force, equal to the aggregate unpaid principal balances of the underlying loans
Initial Missed Payment
The first missed monthly payment, which would be reported to us as delinquent as of the last day of the month for which it was due. (For example, for a loan first reported to the approved insurer in May as having missed its payments due on April 1 and May 1, the Initial Missed Payment shall be deemed to have occurred on April 30.)

LAE	Loss adjustment expenses, which include the cost of investigating and adjusting losses and paying claims
LIBOR	London Inter-bank Offered Rate

Term	Definition
LTV	Loan-to-value ratio, calculated as the ratio of the original loan amount to the original value of the property, expressed as a percentage
Minimum Required Asset(s)	A risk-based minimum required asset amount, as defined in the PMIERs, calculated based on net RIF (RIF, net of credits permitted for reinsurance) and a variety of measures related to expected credit performance and other factors, including the impact of the Disaster Related Capital Charge
Monthly and Other Recurring Premiums (or Recurring Premium Policies)	Insurance premiums or policies, respectively, where premiums are paid on a monthly or other installment basis, in contrast to Single Premium Policies
Monthly Premium Policies	Insurance policies where premiums are paid on a monthly installment basis
Moody’s	Moody’s Investors Service
Mortgage	Radian’s mortgage insurance and risk services business segment, which provides credit-related insurance coverage, principally through private mortgage insurance on residential first-lien mortgage loans, as well as contract underwriting and other credit risk management solutions, to mortgage lending institutions and mortgage credit investors
MPP Requirement	Certain states’ statutory or regulatory risk-based capital requirement that the mortgage insurer must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels
NIW	New insurance written, representing the aggregate original principal amount of the mortgages underlying the Primary Mortgage Insurance
NOL	Net operating loss; for tax purposes, accumulated during years a company reported more tax deductions than taxable income. NOLs may be carried back or carried forward a certain number of years, depending on various factors which can reduce a company’s tax liability.
Persistency Rate	The percentage of IIF that remains in force over a period of time
PMIERs	Private Mortgage Insurer Eligibility Requirements issued by the GSEs under oversight of the FHFA to set forth requirements an approved insurer must meet and maintain to provide mortgage guaranty insurance on loans acquired by the GSEs. The current PMIERs requirements, sometimes referred to as PMIERs 2.0, incorporate the most recent revisions to the PMIERs that became effective on March 31, 2019, as amended.
PMIERs Cushion	Under PMIERs, Radian Guaranty’s excess of Available Assets over Minimum Required Assets
Pool Mortgage Insurance	Insurance that provides a lender or investor protection against default on a group or “pool” of mortgages, rather than on an individual mortgage loan basis, generally subject to an aggregate exposure limit, or “stop loss,” and/or deductible applied to the initial aggregate loan balance of the entire pool, pursuant to the terms of the applicable insurance agreement
Primary Mortgage Insurance	Insurance that provides a lender or investor protection against default on an individual mortgage loan basis, at a specified coverage percentage for each loan, pursuant to the terms of the applicable Master Policy
QSR Program	The 2012 QSR Agreements and the 2022 QSR Agreement, collectively
Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Group	Radian Group Inc., our insurance holding company
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group and our approved insurer under the PMIERs, through which we provide mortgage insurance products and services
Radian Mortgage Capital	Radian Mortgage Capital LLC, a Delaware limited liability company, and an indirect wholly-owned subsidiary of Radian Group, is a mortgage conduit formed to aggregate and then distribute residential mortgage loans into the capital markets through private label securitizations or sell directly to mortgage investors
Radian Reinsurance	Radian Reinsurance Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group, through which we provide mortgage credit risk insurance and reinsurance, including through participation in credit risk transactions issued by the GSEs
Radian Title Insurance	Radian Title Insurance Inc., an Ohio domiciled insurance company and an indirect subsidiary of Radian Group, through which we offer title insurance

Term	Definition
RBC States	Risk-based capital states, which are those states that currently impose a statutory or regulatory risk-based capital requirement
Rescission	Our legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies if we determine that a loan did not qualify for insurance
RIF	Risk in force; for Primary Mortgage Insurance, RIF is equal to the underlying loan unpaid principal balance multiplied by the insurance coverage percentage, whereas for Pool Mortgage Insurance, it represents the remaining exposure under the agreements
Risk-to-capital	Under certain state regulations, a maximum ratio of net RIF calculated relative to the level of statutory capital
RMBS	Residential mortgage-backed securities
RSU	Restricted stock unit
S&P	Standard & Poor’s Financial Services LLC
SaaS	Software-as-a-Service
SAP	Statutory accounting principles and practices, including those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes due 2024	Our 4.500% unsecured senior notes due October 2024 ($450 million original principal amount)
Senior Notes due 2025	Our 6.625% unsecured senior notes due March 2025 ($525 million original principal amount)
Senior Notes due 2027	Our 4.875% unsecured senior notes due March 2027 ($450 million original principal amount)
Single Premium NIW / IIF	NIW or IIF, respectively, on Single Premium Policies
Single Premium Policy / Policies	Insurance policies where premiums are paid in a single payment, which includes policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically shortly after the loans have been originated)
Single Premium QSR Program	The 2016 Single Premium QSR Agreement, the 2018 Single Premium QSR Agreement and the 2020 Single Premium QSR Agreement, collectively
SOFR	Secured Overnight Financing Rate
Statutory RBC Requirement	Risk-based capital requirement imposed by the RBC States, requiring a minimum surplus level and, in certain states, a minimum ratio of statutory capital relative to the level of risk
Surplus Note due 2027	The $100 million 0.0% intercompany surplus note issued by Radian Guaranty to Radian Group, due December 31, 2027
VIE	Variable interest entity

Table of Contents Glossary
Cautionary Note Regarding Forward-Looking Statements
—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements are not guarantees of future performance, and the forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:
■the health of the U.S. housing market generally and changes in economic conditions that impact the size of the insurable mortgage market, the credit performance of our insured mortgage portfolio and our business prospects, including as a result of inflationary pressures from a rising interest rate environment and the potential for a recession and higher unemployment rates, as well as other macroeconomic stresses such as those that may arise from the ongoing effects of the COVID-19 pandemic and government control responses to the pandemic as well as the ongoing Russia-Ukraine conflict;
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
■changes in the charters or business practices of, or rules or regulations imposed by or applicable to, the GSEs or loans purchased by the GSEs, which may include changes in furtherance of housing policy objectives such as the accessibility and affordability of homeownership for low- and moderate-income borrowers and underrepresented communities, or changes in the requirements for Radian Guaranty to remain an approved insurer to the GSEs, such as changes in the PMIERs or the GSEs’ interpretation and application of the PMIERs;
■the effects of the Enterprise Capital Framework, which establishes a new regulatory capital framework for the GSEs, and which, as finalized, increases the capital requirements for the GSEs, and among other things, could impact the GSEs’ operations and pricing as well as the size of the insurable mortgage market, and which may form the basis for future changes to the PMIERs;
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
■risks related to the quality of third-party mortgage underwriting and mortgage servicing;
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

Table of Contents Glossary
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
■risks associated with investments to grow our existing businesses, or to pursue new lines of business or new products and services, including our ability and related costs to develop, launch and implement new and innovative technologies and digital products and services, whether these products and services will receive broad customer acceptance or will disrupt existing customer relations, and additional financial risks related to these investments, including required changes in our investment, financing and hedging strategies, and risks associated with our increased use of financial leverage, which could expose us to liquidity risks resulting from changes in the fair values of assets;
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

Table of Contents Glossary
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per-share amounts)	June 30, 2022	December 31, 2021
Assets
Investments (Notes 5 and 6)
Fixed-maturities available for sale—at fair value (amortized cost of $5,643,884 and $5,367,729)	$5,228,744	$5,517,078
Trading securities—at fair value (amortized cost of $188,570 and $234,382)	189,441	256,546
Equity securities—at fair value (cost of $156,648 and $176,229)	146,574	184,245
Short-term investments—at fair value (includes $67,107 and $48,652 of reinvested cash collateral held under securities lending agreements)	336,306	551,508
Other invested assets—at fair value	5,082	4,165
Total investments	5,906,147	6,513,542
Cash	135,262	151,145
Restricted cash	561	1,475
Accrued investment income	35,774	32,812
Accounts and notes receivable	166,380	124,016
Reinsurance recoverables (includes $17 and $51 for paid losses)	39,876	67,896
Deferred policy acquisition costs	16,983	16,317
Property and equipment, net	74,874	75,086
Goodwill and other acquired intangible assets, net (Note 7)	17,895	19,593
Prepaid federal income taxes (Note 10)	466,123	354,123
Other assets (Note 9)	414,412	483,180
Total assets	$7,274,287	$7,839,185

Liabilities and Stockholders’ Equity
Liabilities
Unearned premiums	$298,991	$329,090
Reserve for losses and LAE (Note 11)	594,808	828,642
Senior notes (Note 12)	1,411,458	1,409,473
FHLB advances (Note 12)	184,284	150,983
Reinsurance funds withheld	223,649	228,078
Net deferred tax liability (Note 10)	324,866	337,509
Other liabilities	305,269	296,614
Total liabilities	3,343,325	3,580,389
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: par value $0.001 per share; 485,000 shares authorized at June 30, 2022, and December 31, 2021; 185,822 and 194,408 shares issued at June 30, 2022, and December 31, 2021, respectively; 166,388 and 175,421 shares outstanding at June 30, 2022, and December 31, 2021, respectively	186	194
Treasury stock, at cost: 19,434 and 18,987 shares at June 30, 2022, and December 31, 2021, respectively	(930,284)	(920,798)
Additional paid-in capital	1,698,490	1,878,372
Retained earnings	3,491,675	3,180,935
Accumulated other comprehensive income (loss) (Note 15)	(329,105)	120,093
Total stockholders’ equity	3,930,962	4,258,796
Total liabilities and stockholders’ equity	$7,274,287	$7,839,185
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2022	2021	2022	2021
Revenues
Net premiums earned (Note 8)	$253,892	$254,756	$508,082	$526,628
Services revenue (Note 4)	27,281	29,464	56,629	52,359
Net investment income	46,957	36,291	85,153	74,542
Net gains (losses) on investments and other financial instruments (includes net realized gains (losses) on investments of $(3,992), $4,266, $(4,315) and $4,084) (Note 6)	(41,869)	15,661	(71,326)	10,480
Other income	572	822	1,275	1,798
Total revenues	286,833	336,994	579,813	665,807

Expenses
Provision for losses	(113,922)	3,648	(197,676)	49,791
Policy acquisition costs	5,940	4,838	12,545	13,834
Cost of services	22,760	24,615	47,513	44,861
Other operating expenses	90,495	86,469	180,036	156,731
Interest expense	20,831	21,065	41,677	42,180
Amortization of other acquired intangible assets	849	863	1,698	1,725
Total expenses	26,953	141,498	85,793	309,122

Pretax income	259,880	195,496	494,020	356,685
Income tax provision	58,687	40,290	111,696	75,871
Net income	$201,193	$155,206	$382,324	$280,814

Net Income Per Share
Basic	$1.16	$0.80	$2.18	$1.45
Diluted	$1.15	$0.80	$2.16	$1.44

Weighted-average number of common shares outstanding—basic	173,705	193,436	175,491	193,692
Weighted-average number of common and common equivalent shares outstanding—diluted	175,419	194,638	177,349	194,986
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net income	$201,193	$155,206	$382,324	$280,814
Other comprehensive income (loss), net of tax (Note 15)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected losses has not been recognized	(202,665)	64,477	(453,957)	(82,892)
Less: Reclassification adjustment for net gains (losses) on investments included in net income
Net realized gains (losses) on disposals and non-credit related impairment losses	(3,113)	1,876	(4,675)	1,252
Net decrease (increase) in expected credit losses	—	480	—	725
Net unrealized gains (losses) on investments	(199,552)	62,121	(449,282)	(84,869)
Other adjustments to comprehensive income (loss), net	—	—	84	—
Other comprehensive income (loss), net of tax	(199,552)	62,121	(449,198)	(84,869)
Comprehensive income (loss)	$1,641	$217,327	$(66,874)	$195,945
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stockholders’ Equity (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Common Stock
Balance, beginning of period	$193	$210	$194	$210
Issuance of common stock under incentive and benefit plans	2	1	2	1
Shares repurchased under share repurchase program (Note 14)	(9)	(4)	(10)	(4)
Balance, end of period	186	207	186	207

Treasury Stock
Balance, beginning of period	(920,958)	(910,347)	(920,798)	(910,115)
Repurchases of common stock under incentive plans	(9,326)	(9,878)	(9,486)	(10,110)
Balance, end of period	(930,284)	(920,225)	(930,284)	(920,225)

Additional Paid-in Capital
Balance, beginning of period	1,871,763	2,242,950	1,878,372	2,245,897
Issuance of common stock under incentive and benefit plans	275	770	1,638	1,937
Share-based compensation	10,210	8,191	23,566	12,714
Shares repurchased under share repurchase program (Note 14)	(183,758)	(90,054)	(205,086)	(98,691)
Balance, end of period	1,698,490	2,161,857	1,698,490	2,161,857

Retained Earnings
Balance, beginning of period	3,326,119	2,785,744	3,180,935	2,684,636
Net income	201,193	155,206	382,324	280,814
Dividends and dividend equivalents declared	(35,637)	(27,812)	(71,584)	(52,312)
Balance, end of period	3,491,675	2,913,138	3,491,675	2,913,138

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(129,553)	116,735	120,093	263,725
Net unrealized gains (losses) on investments, net of tax	(199,552)	62,121	(449,282)	(84,869)
Other adjustments to other comprehensive income (loss)	—	—	84	—
Balance, end of period	(329,105)	178,856	(329,105)	178,856

Total Stockholders’ Equity	$3,930,962	$4,333,833	$3,930,962	$4,333,833
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash flows from operating activities
Net cash provided by (used in) operating activities	$176,850	$275,896

Cash flows from investing activities
Proceeds from sales of:
Fixed-maturities available for sale	193,967	329,072
Trading securities	—	7,952
Equity securities	5,770	4,440
Proceeds from redemptions of:
Fixed-maturities available for sale	477,664	619,265
Trading securities	45,521	10,606
Purchases of:
Fixed-maturities available for sale	(906,025)	(944,618)
Equity securities	(9,112)	(61,235)
Sales, redemptions and (purchases) of:
Short-term investments, net	213,095	(41,925)
Other assets and other invested assets, net	(791)	5,043
Additions to property and equipment	(7,485)	(4,993)
Net cash provided by (used in) investing activities	12,604	(76,393)

Cash flows from financing activities
Dividends and dividend equivalents paid	(71,288)	(52,036)
Issuance of common stock	569	1,112
Repurchases of common stock	(186,908)	(98,695)
Credit facility commitment fees paid	(380)	(471)
Change in secured borrowings, net (with terms three months or less)	46,605	4,348
Proceeds from secured borrowings (with terms greater than three months)	13,151	32,000
Repayments of secured borrowings (with terms greater than three months)	(8,000)	(42,000)
Net cash provided by (used in) financing activities	(206,251)	(155,742)

Increase (decrease) in cash and restricted cash	(16,797)	43,761
Cash and restricted cash, beginning of period	152,620	94,146
Cash and restricted cash, end of period	$135,823	$137,907
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business
We are a diversified mortgage and real estate business, providing both credit-related mortgage insurance coverage and an array of other mortgage, risk, title, real estate and technology products and services. We have two reportable business segments—Mortgage and homegenius.
Mortgage
Our Mortgage segment provides credit-related insurance coverage, principally through private mortgage insurance on residential first-lien mortgage loans, as well as contract underwriting and other credit risk management solutions, to mortgage lending institutions and mortgage credit investors. We provide our mortgage insurance products and services mainly through our wholly-owned subsidiary, Radian Guaranty.
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
Our total direct primary mortgage IIF and RIF were $254.2 billion and $63.8 billion, respectively, as of June 30, 2022, compared to $246.0 billion and $60.9 billion, respectively, as of December 31, 2021. In addition to providing private mortgage insurance, we have participated in credit risk transfer programs developed by the GSEs as part of their initiative to distribute mortgage credit risk and increase the role of private capital in the mortgage market. Our additional RIF under credit risk transfer transactions, resulting from our participation in these programs with the GSEs, totaled $372.4 million as of June 30, 2022, compared to $417.7 million as of December 31, 2021.
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
Risks and Uncertainties
In assessing the Company’s current financial condition and developing forecasts of future operations, management has made significant judgments and estimates with respect to potential factors impacting our financial and liquidity position. These judgments and estimates are subject to risks and uncertainties that could affect amounts reported in our financial statements in future periods and that could cause actual results to be materially different from our estimates, including as a result of macroeconomic stresses such as inflation, slower economic growth and higher levels of unemployment.
The inflationary trends in the current economic environment have been exacerbated by strong consumer demand and pervasive supply chain disruptions, including as a result of the effects of the COVID-19 pandemic and related government responses, as well as the Russia-Ukraine conflict. Recent actions taken by the U.S. Federal Reserve to increase interest rates in response to these inflationary pressures led to a sharp and significant increase in mortgage interest rates during the first half of 2022. The U.S. Federal Reserve raised rates further in July 2022 and has signaled that it expects to continue to increase rates throughout the year. While we expect these interest rate increases to continue to negatively impact certain aspects of our results, including through lower NIW, lower homegenius revenues and lower investment fair values, we also expect to benefit from the rate increases due to higher Persistency Rates that will favorably impact our IIF, as well as through the recognition of higher net investment income.

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
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, this

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
update introduces new disclosure requirements for equity securities subject to contractual sale restrictions measured at fair value. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact the new accounting guidance will have on our financial statements and disclosures.
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
The calculation of basic and diluted net income per share is as follows.

Net income per share

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2022	2021	2022	2021
Net income—basic and diluted	$201,193	$155,206	$382,324	$280,814

Average common shares outstanding—basic	173,705	193,436	175,491	193,692
Dilutive effect of share-based compensation arrangements (1)	1,714	1,202	1,858	1,294
Adjusted average common shares outstanding—diluted	175,419	194,638	177,349	194,986

Net income per share
Basic	$1.16	$0.80	$2.18	$1.45
Diluted	$1.15	$0.80	$2.16	$1.44
(1)The following number of shares of our common stock equivalents issued under our share-based compensation arrangements are not included in the calculation of diluted net income per share because they would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Shares of common stock equivalents	189	—	—	—
4. Segment Reporting
We have two strategic business units that we manage separately—Mortgage and homegenius. Our Mortgage segment derives its revenue from mortgage insurance and other mortgage and risk services, including contract underwriting solutions provided to mortgage lending institutions and mortgage credit investors. Our homegenius segment offers an array of title, real estate and technology products and services to consumers, mortgage lenders, mortgage and real estate investors, GSEs, real estate brokers and agents.
In addition, we report as All Other activities that include: (i) income (losses) from assets held by Radian Group, our holding company; (ii) related general corporate operating expenses not attributable or allocated to our reportable segments; and (iii) certain investments in new business opportunities, including activities and investments associated with Radian Mortgage Capital, and other immaterial activities.
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
Adjusted pretax operating income (loss) is defined as pretax income (loss) excluding the effects of: (i) net gains (losses) on investments and other financial instruments, except for certain investments attributable to our reportable segments; (ii) gains (losses) on extinguishment of debt; (iii) amortization and impairment of goodwill and other acquired intangible assets; and (iv) impairment of other long-lived assets and other non-operating items, such as impairment of internal-use software, gains (losses) from the sale of lines of business and acquisition-related income and expenses. See Note 4 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for detailed information regarding items excluded from adjusted pretax operating income (loss), including the reasons for their treatment.
Although adjusted pretax operating income (loss) excludes certain items that have occurred in the past and are expected to occur in the future, the excluded items represent those that are: (i) not viewed as part of the operating performance of our primary activities or (ii) not expected to result in an economic impact equal to the amount reflected in pretax income (loss).
The reconciliation of adjusted pretax operating income (loss) for our reportable segments to consolidated pretax income (loss) is as follows.

Reconciliation of adjusted pretax operating income (loss) by segment

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Adjusted pretax operating income (loss)
Mortgage	$316,520	$194,043	$594,361	$369,752
homegenius	(17,690)	(9,198)	(31,196)	(19,651)
Total adjusted pretax operating income for reportable segments (1)	298,830	184,845	563,165	350,101
All Other adjusted pretax operating income	3,203	(126)	3,816	1,934
Net gains (losses) on investments and other financial instruments	(41,869)	15,661	(71,326)	10,480
Amortization of other acquired intangible assets	(849)	(863)	(1,698)	(1,725)
Impairment of other long-lived assets and other non-operating items	565	(4,021)	63	(4,105)
Consolidated pretax income	$259,880	$195,496	$494,020	$356,685
(1)Includes allocated corporate operating expenses and depreciation expense as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Mortgage
Allocated corporate operating expenses (a)	$33,237	$32,638	$69,446	$60,214
Direct depreciation expense	2,241	2,460	4,569	5,102
homegenius
Allocated corporate operating expenses (b)	$5,719	$4,721	$10,999	$8,717
Direct depreciation expense	642	611	1,286	1,189
(a)Includes allocated depreciation expense of $0.7 million and $1.5 million for the three and six months ended June 30, 2022, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2021, respectively.
(b)Includes allocated depreciation expense of $0.2 million and $0.3 million for the three and six months ended June 30, 2022, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Revenues
The reconciliation of revenues for our reportable segments to consolidated revenues is as follows.

Reconciliation of revenues by segment

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Revenues
Mortgage	$289,783	$284,301	$574,229	$588,098
homegenius (1)	32,343	33,451	66,255	59,246
Total revenues for reportable segments	322,126	317,752	640,484	647,344
All Other revenues	6,661	3,643	10,822	8,104
Net gains (losses) on investments and other financial instruments	(41,869)	15,661	(71,326)	10,480
Elimination of inter-segment revenues	(85)	(62)	(167)	(121)
Total revenues	$286,833	$336,994	$579,813	$665,807
(1)Includes immaterial inter-segment revenues for the three and six months ended June 30, 2022 and 2021.
The table below, which represents total services revenue on our condensed consolidated statements of operations for the periods indicated, represents the disaggregation of services revenue by revenue type.

Services revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
homegenius
Title	$4,895	$9,399	$11,298	$17,456
Real estate
Valuation	9,032	7,478	17,001	11,400
Single family rental	8,227	5,622	15,457	9,071
REO asset management	739	587	1,552	1,167
Other real estate services	4	63	5	76
Technology
Asset management technology platform	1,274	1,520	2,606	3,026
Other technology services	1,004	1,019	2,052	1,983
Mortgage	2,106	3,732	6,658	8,083
All Other	—	44	—	97
Total services revenue	$27,281	$29,464	$56,629	$52,359
Revenue recognized related to services made available to customers and billed is reflected in accounts and notes receivable. Accounts and notes receivable include $17.3 million and $20.0 million as of June 30, 2022, and December 31, 2021, respectively, related to services revenue contracts. Revenue recognized related to services performed and not yet billed is recorded in unbilled receivables and reflected in other assets. See Note 2 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for information regarding our accounting policies and the services we offer.
5. Fair Value of Financial Instruments
For discussion of our valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 of Notes to Consolidated Financial Statements in our 2021 Form 10-K.
The following tables include a list of assets that are measured at fair value by hierarchy level as of June 30, 2022, and December 31, 2021.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Assets and liabilities carried at fair value by hierarchy level

	June 30, 2022
(In thousands)	Level I	Level II	Level III	Total
Investments
Fixed-maturities available for sale
U.S. government and agency securities	$153,098	$27,406	$—	$180,504
State and municipal obligations	—	154,980	—	154,980
Corporate bonds and notes	—	2,757,786	—	2,757,786
RMBS	—	776,386	—	776,386
CMBS	—	618,603	—	618,603
CLO	—	502,814	—	502,814
Other ABS	—	180,022	—	180,022
Foreign government and agency securities	—	5,049	—	5,049
Mortgage insurance-linked notes (1)	—	52,600	—	52,600
Total fixed-maturities available for sale	153,098	5,075,646	—	5,228,744

Trading securities
State and municipal obligations	—	80,661	—	80,661
Corporate bonds and notes	—	78,289	—	78,289
RMBS	—	7,941	—	7,941
CMBS	—	22,550	—	22,550
Total trading securities	—	189,441	—	189,441

Equity securities	137,601	8,973	—	146,574

Short-term investments
State and municipal obligations	—	12,070	—	12,070
Money market instruments	149,341	—	—	149,341
Corporate bonds and notes	—	105,571	—	105,571
Other ABS	—	325	—	325
Other investments (2)	—	68,999	—	68,999
Total short-term investments	149,341	186,965	—	336,306
Other invested assets (3)	—	—	4,000	4,000
Total investments at fair value (3)	440,040	5,461,025	4,000	5,905,065

Other
Loaned securities (4)
Corporate bonds and notes	—	15,376	—	15,376
Equity securities	63,697	—	—	63,697
Total assets at fair value (3)	$503,737	$5,476,401	$4,000	$5,984,138

Liabilities
Embedded derivatives (5)	$—	$—	$6,495	$6,495
Total liabilities at fair value	$—	$—	$6,495	$6,495
(1)Comprises the mortgage insurance-linked notes purchased by Radian Group in connection with the Excess-of-Loss Program. See Note 8 for more information.
(2)Comprises short-term certificates of deposit and commercial paper.
(3)Does not include other invested assets of $1.1 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient.
(4)Securities loaned to third-party borrowers under securities lending agreements are classified as other assets in our condensed consolidated balance sheets. See Note 6 for more information.
(5)Embedded derivatives related to our Excess-of-Loss Program are classified as other liabilities in our condensed consolidated balance sheets. See Note 8 for more information.

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
(1)Comprises the mortgage insurance-linked notes purchased by Radian Group in connection with the Excess-of-Loss Program. See Note 8 for more information.
(2)Comprises short-term certificates of deposit and commercial paper.
(3)Does not include other invested assets of $1.2 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient.
(4)Embedded derivatives related to our Excess-of-Loss Program are classified as other assets in our condensed consolidated balance sheets. See Note 8 for more information.
(5)Securities loaned to third-party borrowers under securities lending agreements are classified as other assets in our condensed consolidated balance sheets. See Note 6 for more information.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
There were no transfers to or from Level III for the three and six months ended June 30, 2022, or the year ended December 31, 2021. Activity related to Level III assets and liabilities (including realized and unrealized gains and losses, purchases, sales, issuances, settlements and transfers) was immaterial for the three and six months ended June 30, 2022, and the year ended December 31, 2021.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected liabilities not carried at fair value in our condensed consolidated balance sheets were as follows as of the dates indicated.

Financial liabilities not carried at fair value

	June 30, 2022		December 31, 2021
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes	$1,411,458	$1,338,878	$1,409,473	$1,534,378
FHLB advances	184,284	184,352	150,983	152,117
The fair value of our senior notes is estimated based on quoted market prices. The fair value of our FHLB advances is estimated based on expected cash flows for similar borrowings. These liabilities are categorized in Level II of the fair value hierarchy. See Note 12 for further information about these borrowings.
6. Investments
Available for Sale Securities
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated.

Available for sale securities

	June 30, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed-maturities available for sale
U.S. government and agency securities	$198,819	$35	$(18,350)	$180,504
State and municipal obligations	166,024	1,006	(12,050)	154,980
Corporate bonds and notes	3,042,032	1,838	(271,736)	2,772,134
RMBS	840,157	146	(63,917)	776,386
CMBS	649,521	89	(31,007)	618,603
CLO	520,479	—	(17,665)	502,814
Other ABS	184,182	42	(4,202)	180,022
Foreign government and agency securities	5,113	—	(64)	5,049
Mortgage insurance-linked notes (1)	53,685	—	(1,085)	52,600
Total securities available for sale, including loaned securities	5,660,012	$3,156	$(420,076)	5,243,092
Less: loaned securities (2)	16,128			14,348
Total fixed-maturities available for sale	$5,643,884			$5,228,744
(1)Comprises the notes purchased by Radian Group in connection with the Excess-of-Loss Program. See Note 8 for more information.
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
(1)Comprises the notes purchased by Radian Group in connection with the Excess-of-Loss Program. See Note 8 for more information.
(2)Included in other assets in our condensed consolidated balance sheets as further described below. See “—Securities Lending Agreements” below for a discussion of our securities lending agreements.
The following table provides a rollforward of the allowance for credit losses on fixed-maturities available for sale, which relates entirely to corporate bonds and notes for the periods indicated. There was no allowance as of June 30, 2022, or December 31, 2021.

Rollforward of allowance for credit losses on fixed-maturities available for sale

(In thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Beginning balance	$638	$948
Net decreases in allowance on previously impaired securities	(608)	(918)
Reduction for securities sold	(30)	(30)
Ending balance	$—	$—
Gross Unrealized Losses and Related Fair Value of Available for Sale Securities
For securities deemed “available for sale” that are in an unrealized loss position and for which an allowance for credit loss has not been established, the following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of June 30, 2022, and December 31, 2021, are loaned securities under securities lending agreements that are classified as other assets in our condensed consolidated balance sheets, as further described below.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Unrealized losses on fixed-maturities available for sale by category and length of time

	June 30, 2022
($ in thousands)	Less Than 12 Months			12 Months or Greater			Total
Description of Securities	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	19	$122,570	$(17,028)	5	$20,027	$(1,322)	24	$142,597	$(18,350)
State and municipal obligations	51	103,028	(12,050)	—	—	—	51	103,028	(12,050)
Corporate bonds and notes	532	2,308,451	(214,471)	71	198,415	(57,265)	603	2,506,866	(271,736)
RMBS	142	607,722	(43,891)	22	128,182	(20,026)	164	735,904	(63,917)
CMBS	144	558,045	(24,441)	17	43,123	(6,566)	161	601,168	(31,007)
CLO	136	413,093	(13,506)	22	89,722	(4,159)	158	502,815	(17,665)
Other ABS	74	161,012	(3,933)	4	4,806	(269)	78	165,818	(4,202)
Mortgage insurance linked-notes	3	52,600	(1,085)	—	—	—	3	52,600	(1,085)
Foreign government and agency securities	1	5,049	(64)	—	—	—	1	5,049	(64)
Total	1,102	$4,331,570	$(330,469)	141	$484,275	$(89,607)	1,243	$4,815,845	$(420,076)

	December 31, 2021
($ in thousands)	Less Than 12 Months			12 Months or Greater			Total
Description of Securities	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	14	$101,602	$(1,165)	2	$6,937	$(231)	16	$108,539	$(1,396)
State and municipal obligations	20	32,721	(401)	—	—	—	20	32,721	(401)
Corporate bonds and notes	209	864,355	(16,799)	34	99,475	(8,087)	243	963,830	(24,886)
RMBS	57	365,476	(6,749)	3	1,543	(28)	60	367,019	(6,777)
CMBS	81	188,457	(2,053)	9	22,050	(1,015)	90	210,507	(3,068)
CLO	84	313,380	(675)	11	35,612	(223)	95	348,992	(898)
Other ABS	54	138,851	(603)	1	631	(9)	55	139,482	(612)
Total	519	$2,004,842	$(28,445)	60	$166,248	$(9,593)	579	$2,171,090	$(38,038)
See “—Net Gains (Losses) on Investments and Other Financial Instruments” below for additional details on our net gains (losses) on investments and other financial instruments, including the changes in the allowance for credit losses on fixed-maturities available for sale and other impairments due to our intent to sell securities in an unrealized loss position. During the three and six months ended June 30, 2022, we did not recognize any allowance for credit losses or other impairments related to fixed-maturities available for sale in an unrealized loss position. See Note 2 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for information regarding our accounting policy for impairments.

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
All of our securities lending agreements are classified as overnight and revolving. Securities collateral on deposit with us from third-party borrowers totaling $14.1 million and $57.8 million as of June 30, 2022, and December 31, 2021, respectively, may not be transferred or re-pledged unless the third-party borrower is in default, and is therefore not reflected in our condensed consolidated financial statements.
Net Gains (Losses) on Investments and Other Financial Instruments
Net gains (losses) on investments and other financial instruments consisted of the following.

Net gains (losses) on investments and other financial instruments

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net realized gains (losses) on investments sold or redeemed
Fixed-maturities available for sale
Gross realized gains	$713	$9,597	$2,143	$13,714
Gross realized losses	(4,653)	(7,221)	(8,061)	(12,128)
Fixed-maturities available for sale, net	(3,940)	2,376	(5,918)	1,586
Trading securities	(106)	(112)	(106)	391
Equity securities	—	(227)	1,655	(227)
Other investments	54	2,229	54	2,334
Net realized gains (losses) on investments sold or redeemed	(3,992)	4,266	(4,315)	4,084

Change in unrealized gains (losses) on investments sold or redeemed	(28)	(1,883)	(2,198)	(2,080)

Net decrease (increase) in expected credit losses	—	608	—	918

Net unrealized gains (losses) on investments still held
Trading securities	(8,221)	4,601	(21,138)	(3,448)
Equity securities	(20,707)	5,140	(25,014)	9,983
Other investments	(185)	178	(421)	1,062
Net unrealized gains (losses) on investments still held	(29,113)	9,919	(46,573)	7,597
Total net gains (losses) on investments	(33,133)	12,910	(53,086)	10,519
Net gains (losses) on other financial instruments	(8,736)	2,751	(18,240)	(39)
Net gains (losses) on investments and other financial instruments	$(41,869)	$15,661	$(71,326)	$10,480

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Contractual Maturities
The contractual maturities of fixed-maturities available for sale were as follows.

Contractual maturities of fixed-maturities available for sale

	June 30, 2022
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$151,491	$150,543
Due after one year through five years (1)	1,298,176	1,249,795
Due after five years through 10 years (1)	1,112,921	1,001,606
Due after 10 years (1)	849,400	710,723
Asset-backed and mortgage-backed securities (2)	2,248,024	2,130,425
Total	5,660,012	5,243,092
Less: loaned securities	16,128	14,348
Total fixed-maturities available for sale	$5,643,884	$5,228,744
(1)Actual maturities may differ as a result of calls before scheduled maturity.
(2)Includes RMBS, CMBS, CLO, Other ABS and mortgage insurance-linked notes, which are not due at a single maturity date.
Other
For the three and six months ended June 30, 2022, we did not transfer any securities to or from the available for sale or trading categories.
Our fixed-maturities available for sale include securities totaling $13.5 million and $14.3 million at June 30, 2022, and December 31, 2021, respectively, on deposit and serving as collateral with various state regulatory authorities. Our fixed-maturities available for sale and trading securities also include securities serving as collateral for our FHLB advances. See Note 12 for additional information about our FHLB advances.
7. Goodwill and Other Acquired Intangible Assets, Net
All of our goodwill and other acquired intangible assets relate to our homegenius segment. There was no change to our goodwill balance of $9.8 million during the three and six months ended June 30, 2022.
The following is a summary of the gross and net carrying amounts and accumulated amortization (including impairment) of our other acquired intangible assets as of the periods indicated.

Other acquired intangible assets

	June 30, 2022			December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$43,550	$(36,124)	$7,426	$43,550	$(34,620)	$8,930
Technology	8,285	(7,828)	457	8,285	(7,675)	610
Licenses	463	(253)	210	463	(212)	251
Total	$52,298	$(44,205)	$8,093	$52,298	$(42,507)	$9,791
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

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
The effect of all of our reinsurance programs on our net income is as follows.

Reinsurance impacts on net premiums written and earned

	Net Premiums Written				Net Premiums Earned
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Direct
Mortgage insurance	$243,808	$241,010	$485,026	$494,324	$256,830	$274,668	$515,126	$570,084
Title insurance	7,117	7,839	16,279	15,144	7,117	7,839	16,279	15,144
Total direct	250,925	248,849	501,305	509,468	263,947	282,507	531,405	585,228
Assumed (1)
Mortgage insurance	1,538	1,615	2,870	3,913	1,539	1,615	2,870	3,913
Ceded (2)
Mortgage insurance	3,298	(11,599)	9,108	(20,336)	(11,460)	(29,198)	(25,913)	(62,247)
Title insurance	(134)	(168)	(280)	(266)	(134)	(168)	(280)	(266)
Total ceded	3,164	(11,767)	8,828	(20,602)	(11,594)	(29,366)	(26,193)	(62,513)
Total net premiums	$255,627	$238,697	$513,003	$492,779	$253,892	$254,756	$508,082	$526,628
(1)Represents premiums from our participation in certain credit risk transfer programs.
(2)Net of profit commission, which is impacted by the level of ceded losses recoverable, if any, on reinsurance transactions. See Note 11 for additional information on our reserve for losses and reinsurance recoverables.

Other reinsurance impacts

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Ceding commissions earned (1)	$3,424	$7,919	$8,558	$18,326
Ceded losses (2)	(15,093)	(1,078)	(27,860)	2,668
(1)Ceding commissions earned are primarily related to mortgage insurance and are included as an offset to expenses primarily in other operating expenses on our condensed consolidated statements of operations. Deferred ceding commissions of $31.7 million and $38.6 million are included in other liabilities on our condensed consolidated balance sheets at June 30, 2022, and December 31, 2021, respectively.
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
As of January 1, 2022, Radian Guaranty is no longer ceding NIW under the Single Premium QSR Program. In July 2022, Radian Guaranty agreed to the principal terms of the 2022 QSR Agreement, which includes Single Premium Policies, with a panel of third-party reinsurance providers, as further described below.
The following table sets forth additional details regarding the Single Premium QSR Program.

Single Premium QSR Program

	2020 Single Premium QSR Agreement	2018 Single Premium QSR Agreement	2016 Single Premium QSR Agreement
NIW policy dates	Jan 1, 2020-Dec 31, 2021	Jan 1, 2018-Dec 31, 2019	Jan 1, 2012-Dec 31, 2017
Effective date	January 1, 2020	January 1, 2018	January 1, 2016
Scheduled termination date	December 31, 2031	December 31, 2029	December 31, 2027
Optional termination date	January 1, 2024	January 1, 2022	January 1, 2020
Quota share %	65%	65%	20% - 65% (1)
Ceding commission %	25%	25%	25%
Profit commission %	Up to 56%	Up to 56%	Up to 55%

(In millions)	As of June 30, 2022
RIF ceded	$2,085	$968	$1,612

(In millions)	As of December 31, 2021
RIF ceded	$2,198	$1,117	$1,913
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
Under each of the reinsurance agreements, the outstanding reinsurance coverage amount will begin amortizing after an initial period in which a target level of credit enhancement is obtained and will stop amortizing if certain thresholds, or triggers, are reached, including a delinquency trigger event based on an elevated level of delinquencies as defined in the related insurance-linked notes transaction agreements. The insurance-linked notes issued by Eagle Re 2018-1 and 2019-1 are currently subject to a delinquency trigger event, which was first reported to the insurance-linked note investors on June 25, 2020. For the insurance-linked notes that are subject to a delinquency trigger event, both the amortization of the outstanding reinsurance coverage amount pursuant to our reinsurance arrangements with the Eagle Re Issuers and the amortization of the principal amount of the related insurance-linked notes issued by the Eagle Re Issuers have been suspended and will continue to be suspended during the pendency of the trigger event.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
The following tables set forth additional details regarding the Excess-of-Loss Program as of June 30, 2022, and December 31, 2021.

Excess-of-Loss Program

(In millions)	Eagle Re 2021-2 Ltd.	Eagle Re 2021-1 Ltd. (1)	Eagle Re 2020-2 Ltd. (2)	Eagle Re 2020-1 Ltd.	Eagle Re 2019-1 Ltd.	Eagle Re 2018-1 Ltd.
Issued	November 2021	April 2021	October 2020	February 2020	April 2019	November 2018
NIW policy dates	Jan 1, 2021- Jul 31, 2021	Aug 1, 2020- Dec 31, 2020	Oct 1, 2019- Jul 31, 2020	Jan 1, 2019- Sep 30, 2019	Jan 1, 2018- Dec 31, 2018	Jan 1, 2017- Dec 31, 2017
Initial RIF	$10,758	$11,061	$13,011	$9,866	$10,705	$9,109
Initial coverage	484	498	390	488	562	434
Initial first layer retention	242	221	423	202	268	205

(In millions)	As of June 30, 2022
RIF	$9,714	$8,633	$6,571	$2,675	$1,977	$1,717
Remaining coverage	484	432	66	434	385	276
First layer retention	242	221	423	202	264	201

(In millions)	As of December 31, 2021
RIF	$10,379	$9,496	$7,623	$3,241	$2,429	$2,117
Remaining coverage	484	498	144	488	385	276
First layer retention	242	221	423	202	264	201
(1)Radian Group purchased $45.4 million original principal amount of these mortgage insurance-linked notes, which are included in fixed-maturities available for sale on our condensed consolidated balance sheet at June 30, 2022. See Notes 5 and 6 for additional information.
(2)In March 2022, Radian Group purchased $17.5 million original principal amount of these mortgage insurance-linked notes, of which $8.3 million principal amount is remaining and included in fixed-maturities available for sale on our condensed consolidated balance sheet at June 30, 2022. See Notes 5 and 6 for additional information.
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
The Eagle Re Issuers represent our only VIEs as of June 30, 2022, and December 31, 2021. The following table presents the total assets and liabilities of the Eagle Re Issuers as of the dates indicated.

Total VIE assets and liabilities of Eagle Re Issuers (1)

(In thousands)	June 30, 2022	December 31, 2021
Eagle Re 2021-2 Ltd.	$484,122	$484,122
Eagle Re 2021-1 Ltd.	432,404	497,735
Eagle Re 2020-2 Ltd.	65,785	143,986
Eagle Re 2020-1 Ltd.	433,490	488,385
Eagle Re 2019-1 Ltd.	384,602	384,602
Eagle Re 2018-1 Ltd.	275,718	275,718
Total	$2,076,121	$2,274,548
(1)Assets held by the Eagle Re Issuers are required to be invested in U.S. government money market funds, cash or U.S. Treasury securities. Liabilities of the Eagle Re Issuers consist of their mortgage insurance-linked notes, as described above. Assets and liabilities are equal to each other for each of the Eagle Re Issuers.
Other Collateral
Although we use reinsurance as one of our risk management tools, reinsurance does not relieve us of our obligations to our policyholders. In the event the reinsurers are unable to meet their obligations to us, our insurance subsidiaries would be liable for any defaulted amounts. However, consistent with the PMIERs reinsurer counterparty collateral requirements, Radian Guaranty’s reinsurers have established trusts to help secure our potential cash recoveries. In addition to the total VIE assets of the Eagle Re Issuers discussed above, the amount held in reinsurance trusts was $127.3 million as of June 30, 2022, compared to $167.9 million as of December 31, 2021. In addition, for the Single Premium QSR Program, Radian Guaranty holds amounts related to ceded premiums written to collateralize the reinsurers’ obligations, which is reported in reinsurance funds withheld on our condensed consolidated balance sheets. Any loss recoveries and profit commissions paid to Radian Guaranty related to the Single Premium QSR Program are expected to be realized from this account.
2022 QSR Agreement
In July 2022, Radian Guaranty agreed to the principal terms of the 2022 QSR Agreement with a panel of third-party reinsurance providers. Under the 2022 QSR Agreement, which remains subject to final documentation, starting July 1, 2022, we expect to cede 20% of policies issued between January 1, 2022, and June 30, 2023, subject to certain conditions including a limitation on ceded RIF equal to $8.5 billion over the term of the agreement.
Radian Guaranty will receive a 20% ceding commission for ceded premiums earned pursuant to this transaction. Radian Guaranty will also receive an annual profit commission based on the performance of the loans subject to the agreement, provided that the loss ratio on the subject loans is below 59% for that calendar year. Radian Guaranty may discontinue ceding new policies under the agreement at the end of any calendar quarter.
The agreement is scheduled to terminate June 30, 2033. Radian Guaranty has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of July 1, 2026, or at the end of any calendar quarter thereafter, which would result in Radian Guaranty reassuming the related RIF in exchange for a net payment to the reinsurers calculated in accordance with the terms of the agreement. Radian Guaranty also may terminate this agreement prior to the scheduled termination date under certain circumstances, including if one or both of the GSEs no longer grant full PMIERs credit for the reinsurance.
See Note 8 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for more information about our reinsurance transactions.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
9. Other Assets
The following table shows the components of other assets as of the dates indicated.

Other assets

(In thousands)	June 30, 2022	December 31, 2021
Prepaid reinsurance premiums (1)	$166,652	$201,674
Company-owned life insurance (2)	105,169	113,386
Loaned securities (Note 5)	79,073	103,996
Right-of-use assets	28,973	31,878
Other	34,545	32,246
Total other assets	$414,412	$483,180
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
10. Income Taxes
As of June 30, 2022, and December 31, 2021, our current federal income tax liability was $24.2 million and $19.9 million, respectively, and is included as a component of other liabilities in our condensed consolidated balance sheets.
We are required to establish a valuation allowance against our deferred tax assets when it is more likely than not that all or some portion of our deferred tax assets will not be realized. At each balance sheet date, we assess our need for a valuation allowance, and this assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our deferred tax assets will be realized in future periods. Certain entities within our consolidated group have generated deferred tax assets relating primarily to state and local NOL carryforwards, which, if unutilized, will expire during various future tax periods. We have determined that certain of these entities may continue to generate taxable losses on a separate company basis in the near-term and may not be able to fully utilize certain of their state and local NOLs on their state and local tax returns. Therefore, with respect to deferred tax assets relating to these state and local NOLs and other state timing adjustments, we retained a valuation allowance of $85.4 million at June 30, 2022. In addition, as of June 30, 2022, we have generated deferred tax assets related to unrealized capital losses, and we consider it more likely than not that these assets will be realized. We will continue to monitor the level of these losses and our overall ability to realize the related deferred tax assets in the coming quarters.
As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Internal Revenue Code Section 832(e) for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that, in conjunction with quarterly federal tax payment due dates, we purchase non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. As of June 30, 2022, and December 31, 2021, we held $466.1 million and $354.1 million, respectively, of these bonds, which are included as prepaid federal income taxes in our condensed consolidated balance sheets. The corresponding deduction of our statutory contingency reserves resulted in the recognition of a net deferred tax liability. See Note 16 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for additional information about our U.S. Mortgage Guaranty Tax and Loss Bonds.
For additional information on our income taxes, including our accounting policies, see Notes 2 and 10 of Notes to Consolidated Financial Statements in our 2021 Form 10-K.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
11. Losses and LAE
Our reserve for losses and LAE, at the end of each period indicated, consisted of the following.

Reserve for losses and LAE

(In thousands)	June 30, 2022	December 31, 2021
Primary case	$562,436	$790,380
Primary IBNR and LAE	16,571	22,745
Pool and other	9,940	10,011
Mortgage insurance	588,947	823,136
Title insurance	5,861	5,506
Total reserve for losses and LAE	$594,808	$828,642
For the periods indicated, the following table presents information relating to our mortgage insurance reserve for losses, including our IBNR reserve and LAE.

Rollforward of mortgage insurance reserve for losses

	Six Months Ended June 30,
(In thousands)	2022	2021
Balance at beginning of period	$823,136	$844,107
Less: Reinsurance recoverables (1)	66,676	71,769
Balance at beginning of period, net of reinsurance recoverables	756,460	772,338
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	75,931	85,807
Prior years	(274,397)	(36,695)
Total incurred	(198,466)	49,112
Deduct: Paid claims and LAE related to:
Current year (2)	165	246
Prior years	7,836	14,447
Total paid	8,001	14,693
Balance at end of period, net of reinsurance recoverables	549,993	806,757
Add: Reinsurance recoverables (1)	38,954	74,006
Balance at end of period	$588,947	$880,763
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
Reserve Activity
Incurred Losses
Total incurred losses are driven by: (i) case reserves established for new default notices, which are primarily impacted by the number of new primary default notices received in the period and our related gross Default to Claim Rate assumption applied to those new defaults and (ii) reserve developments on prior period defaults, which are primarily impacted by changes to our prior Default to Claim Rate assumptions.
New primary default notices totaled 17,402 for the six months ended June 30, 2022, compared to 19,996 for the six months ended June 30, 2021, representing a decrease of 13%. Our gross Default to Claim Rate assumption applied to new defaults was 8.0% as of both June 30, 2022, and June 30, 2021. As a result, the decrease in new default notices was the

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
primary driver of the decrease in losses incurred related to current year defaults for the six months ended June 30, 2022, as compared to the same period in the prior year.
Our provision for losses during both the first six months of 2022 and 2021 was positively impacted by favorable reserve development on prior year defaults, primarily as a result of more favorable trends in Cures than originally estimated due to favorable outcomes resulting from mortgage forbearance programs implemented in response to the COVID-19 pandemic as well as positive trends in home price appreciation. These favorable observed trends resulted in reductions in our Default to Claim Rate assumptions for prior year default notices, particularly for those defaults first reported in 2020 following the start of the COVID-19 pandemic.
Claims Paid
Total claims paid decreased for the six months ended June 30, 2022, compared to the same period in 2021. The decrease in claims paid is primarily attributable to a reduction in payments made to settle certain previously disclosed legal proceedings.
For additional information about our Reserve for Losses and LAE, including our accounting policies, see Notes 2 and 11 of Notes to Consolidated Financial Statements in our 2021 Form 10-K.
12. Borrowings and Financing Activities
The carrying value of our debt at June 30, 2022, and December 31, 2021, was as follows.

Borrowings

(In thousands)	June 30, 2022	December 31, 2021
Senior notes
Senior Notes due 2024	$447,211	$446,631
Senior Notes due 2025	519,338	518,405
Senior Notes due 2027	444,909	444,437
Total senior notes	$1,411,458	$1,409,473

FHLB advances
FHLB advances due 2022	$95,915	$71,050
FHLB advances due 2023	52,995	52,995
FHLB advances due 2024	18,954	13,954
FHLB advances due 2025	9,984	9,984
FHLB advances due 2027	6,436	3,000
Total FHLB advances	$184,284	$150,983
FHLB Advances
As of June 30, 2022, we had $184.3 million of fixed-rate advances outstanding with a weighted average interest rate of 1.18%. Interest on the FHLB advances is payable quarterly, or at maturity if the term of the advance is less than 90 days. Principal is due at maturity. For obligations with maturities greater than or equal to 90 days, we may prepay the debt at any time, subject to a prepayment fee calculation.
The principal balance of the FHLB advances are required to be collateralized by eligible assets with a market value that must be maintained generally within a minimum range of 103% to 114% of the amount borrowed, depending on the type of assets pledged. Our fixed-maturities available for sale and trading securities include securities totaling $207.2 million and $167.3 million at June 30, 2022, and December 31, 2021, respectively, which serve as collateral for our FHLB advances to satisfy this requirement. See Note 12 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for additional information about our FHLB advances.
Revolving Credit Facility
Radian Group has in place a $275.0 million unsecured revolving credit facility with a syndicate of bank lenders. As of June 30, 2022, Radian Group was in compliance with all of the revolving credit facility covenants, and there were no amounts

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
outstanding. For more information regarding our revolving credit facility, including certain of its terms and covenants, see Note 12 of Notes to Consolidated Financial Statements in our 2021 Form 10-K.
Mortgage Financing Facility
On July 15, 2022, Radian Group entered into a Guaranty Agreement (the “Parent Guaranty”) in favor of Goldman to guaranty the obligations of Radian Group’s subsidiaries Radian Mortgage Capital and Radian Liberty Funding LLC (“Liberty”) in connection with a $300 million mortgage loan repurchase facility (the “Mortgage Financing Facility”) that Radian Mortgage Capital and Liberty have entered into with Goldman pursuant to the Master Repurchase Agreement (defined below).
Radian Mortgage Capital and its wholly-owned subsidiary Liberty entered into a Master Repurchase Agreement (the “Master Repurchase Agreement”), dated as of July 15, 2022, among Liberty, Goldman and Radian Mortgage Capital, pursuant to which Liberty may from time to time sell to Goldman, and later repurchase, certain Participation Interests (as defined in the Master Repurchase Agreement) in residential mortgage loan assets. The Mortgage Financing Facility is uncommitted, and Goldman is under no obligation to fund the purchase of any residential mortgage loan assets under this facility. In the event Goldman advances funds under the Mortgage Financing Facility, the amount of such advances generally will be calculated as a percentage of the unpaid principal balance or market value of the residential mortgage loan assets, depending on the credit characteristics of the loans being purchased.
The Master Repurchase Agreement contains provisions that provide Goldman with certain rights in the event of a decline in the market value of the purchased residential mortgage loan assets. Under these provisions, Goldman may require Liberty to transfer cash or additional eligible residential mortgage loan assets with an aggregate market value that is equal to the difference between the value of the residential mortgage loan assets then subject to the Master Repurchase Agreement and a minimum threshold amount.
Pursuant to the Parent Guaranty, Radian Group is subject to negative and affirmative covenants customary for this type of financing transaction, including, among others: (i) limitations on the incurrence of debt; (ii) restrictions on certain transactions with affiliates, payments and investments; and (iii) a requirement that Radian Guaranty maintain its eligibility as a private mortgage insurer with Freddie Mac and Fannie Mae. The Parent Guaranty also contains various financial covenants that the Company must remain in compliance with, including those related to: (i) the total adjusted capital of the Company’s primary mortgage insurance subsidiaries Radian Guaranty and Radian Reinsurance; (ii) the Company’s minimum consolidated net worth; and (iii) the Company’s maximum debt-to-total capitalization ratio. The covenants and financial covenants in the Parent Guaranty are generally consistent with the comparable covenants in the Company’s revolving credit facility, including with respect to the payment of dividends on shares of its common stock which are permitted under both agreements so long as no default or event of default exists and the Company is in pro forma compliance with the applicable financial covenants on the date a dividend is declared.
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
Lease Liability
Our lease liability represents the present value of future lease payments over the lease term. Our operating lease liability was $49.6 million and $53.5 million as of June 30, 2022, and December 31, 2021, respectively, and is classified in other liabilities in our condensed consolidated balance sheets.
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
During the three and six months ended June 30, 2022, the Company purchased 9.1 million and 10.0 million shares at an average price of $20.25 and $20.51 per share, including commissions, respectively. As of June 30, 2022, purchase authority of up to $195.0 million remained available under this program.
During July, the Company purchased 4.8 million shares of its common stock under its share repurchase program at an average price of $20.47 per share including commissions. After giving consideration to these repurchases, purchase authority of up to $97.6 million remained available under this program.
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
Share-Based and Other Compensation Programs
During the second quarter of 2022, certain executive and non-executive officers were granted time-vested and performance-based RSUs to be settled in common stock. The maximum payout of performance-based RSUs at the end of the three-year performance period is 200% of a grantee’s target number of RSUs granted. The vesting of the performance-based RSUs granted to certain executive and non-executive officers is based upon the cumulative growth in Radian’s book value per share, adjusted for certain defined items, over a three-year performance period and, with the exception of certain retirement-eligible employees, continued service through the vesting date. Performance-based RSUs granted to executive officers are subject to a one-year post vesting holding period.
The time-vested RSU awards granted to certain executive and non-executive officers in 2022 generally vest in pro rata installments on each of the first three anniversaries of the grant date. In addition, time-vested RSU awards were also granted to non-employee directors and generally are subject to one-year cliff vesting. See Note 17 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for additional information regarding the Company’s share-based and other compensation programs.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Information with regard to RSUs to be settled in stock for the periods indicated is as follows.

Rollforward of RSUs

	Performance-Based		Time-Vested
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2021 (1)	2,340,673	$16.76	1,808,551	$15.51
Granted (2)	643,740	$20.09	560,443	$21.06
Performance adjustment (3)	197,534	$—	—	$—
Vested (4)	(796,479)	$18.35	(425,186)	$18.86
Forfeited	(4,832)	$17.94	(7,278)	$19.46
Outstanding, June 30, 2022 (1)	2,380,636	$17.61	1,936,530	$16.36
(1)Outstanding RSUs represent shares that have not yet been issued because not all conditions necessary to earn the right to benefit from the instruments have been satisfied. For performance-based awards, the final number of RSUs distributed depends on the cumulative growth in Radian’s book value, adjusted for certain defined terms, over the respective three-year performance period and, with the exception of certain retirement-eligible employees, continued service through the vesting date, which could result in changes in vested RSUs.
(2)For performance-based RSUs, amount represents the number of target shares at grant date.
(3)For performance-based RSUs, amount represents the difference between the number of shares vested at settlement, which can range from 0 to 200% of target depending on results over the applicable performance periods, and the number of target shares at grant date.
(4)Represents amounts vested during the year, including the impact of performance adjustments for performance-based awards.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
15. Accumulated Other Comprehensive Income (Loss)
The following tables show the rollforward of accumulated other comprehensive income (loss) as of the periods indicated.

Rollforward of accumulated other comprehensive income

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(163,991)	$(34,438)	$(129,553)	$152,016	$31,923	$120,093
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	(256,538)	(53,873)	(202,665)	(574,629)	(120,672)	(453,957)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(3,940)	(827)	(3,113)	(5,918)	(1,243)	(4,675)
Net unrealized gains (losses) on investments	(252,598)	(53,046)	(199,552)	(568,711)	(119,429)	(449,282)
Other adjustments to comprehensive income (loss), net	—	—	—	106	22	84
Other comprehensive income (loss)	(252,598)	(53,046)	(199,552)	(568,605)	(119,407)	(449,198)
Balance at end of period	$(416,589)	$(87,484)	$(329,105)	$(416,589)	$(87,484)	$(329,105)

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$147,766	$31,031	$116,735	$333,829	$70,104	$263,725
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	81,617	17,140	64,477	(104,926)	(22,034)	(82,892)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	2,375	499	1,876	1,585	333	1,252
Net decrease (increase) in expected credit losses	608	128	480	918	193	725
Net unrealized gains (losses) on investments	78,634	16,513	62,121	(107,429)	(22,560)	(84,869)
Other comprehensive income (loss)	78,634	16,513	62,121	(107,429)	(22,560)	(84,869)
Balance at end of period	$226,400	$47,544	$178,856	$226,400	$47,544	$178,856
(1)Included in net gains (losses) on investments and other financial instruments on our condensed consolidated statements of operations.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
16. Statutory Information
Our insurance subsidiaries’ statutory net income for the year-to-date periods ended June 30, 2022 and 2021, and statutory policyholders’ surplus as of June 30, 2022, and December 31, 2021, were as follows.

Statutory net income

	Six Months Ended June 30,
(In thousands)	2022	2021
Radian Guaranty	$577,578	$348,307
Radian Reinsurance	892	7,418
Other mortgage subsidiaries	1,082	629
Radian Title Insurance	1,964	2,623

Statutory policyholders’ surplus

(In thousands)	June 30, 2022	December 31, 2021
Radian Guaranty	$572,349	$778,148
Radian Reinsurance	324,051	327,118
Other mortgage subsidiaries	15,713	14,524
Radian Title Insurance	38,555	36,599
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a maximum ratio of net RIF relative to statutory capital, or Risk-to-capital. There are 16 RBC States that currently impose a Statutory RBC Requirement. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, a mortgage insurer must satisfy a MPP Requirement. Radian Guaranty was in compliance with all applicable Statutory RBC Requirements and MPP Requirements in each of the RBC States as of June 30, 2022. Radian Guaranty’s Risk-to-capital was 11.9:1 and 11.1:1 as of June 30, 2022, and December 31, 2021, respectively. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves. Our other mortgage insurance and title insurance subsidiaries were also in compliance with all statutory and counterparty capital requirements as of June 30, 2022.
In addition, in order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. At June 30, 2022, Radian Guaranty is an approved mortgage insurer under the PMIERs and is in compliance with the current PMIERs financial requirements.
State insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations. As of June 30, 2022, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $4.3 billion of our consolidated net assets.
In light of Radian Guaranty’s negative unassigned surplus related to operating losses in prior periods and the ongoing need to set aside contingency reserves, which totaled $4.1 billion as of June 30, 2022, Radian Guaranty is not currently permitted under applicable insurance laws to pay ordinary dividends or other distributions to Radian Group without prior approval from the Pennsylvania Insurance Department. In February 2022, the Pennsylvania Insurance Department provided such approval for a $500 million return of capital from Radian Guaranty to Radian Group, which was paid on February 11, 2022, in cash and marketable securities. This transfer was approved as an Extraordinary Distribution in the form of a return of paid-in capital and resulted in a $500 million decrease in Radian Guaranty’s statutory policyholders’ surplus. Based on the current strong performance and assuming the continuation of favorable credit performance in our mortgage insurance business, we expect that Radian Guaranty could potentially have positive unassigned surplus by 2023.
Radian Reinsurance had positive unassigned surplus at December 31, 2021, and as a result, Radian Reinsurance does have the ability to pay ordinary dividends of up to $32.7 million in 2022.
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
The following analysis of our financial condition and results of operations for the three and six months ended June 30, 2022, provides information that evaluates our financial condition as of June 30, 2022, compared with December 31, 2021, and our results of operations for the three and six months ended June 30, 2022, compared to the same periods last year.
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
Our Mortgage segment aggregates, manages and distributes U.S. mortgage credit risk on behalf of mortgage lending institutions and mortgage credit investors, principally through private mortgage insurance on residential first-lien mortgage loans, and also provides contract underwriting and other credit risk management solutions to our customers. Our homegenius segment offers an array of title, real estate and technology products and services to consumers, mortgage lenders, mortgage and real estate investors, GSEs, real estate brokers and agents.
Current Operating Environment
As a seller of mortgage credit protection and other mortgage and credit risk management solutions and real estate products and services, our business results are subject to macroeconomic conditions and other events that impact the housing, housing finance and related real estate markets, the credit performance of our underlying insured assets and our future business opportunities, as well as seasonal fluctuations that specifically affect the mortgage origination environment. The performance of our Mortgage business is particularly influenced by macroeconomic conditions and specific events that impact the housing finance and real estate markets, including housing prices, inflationary pressures, interest rate changes, unemployment levels, the availability of credit, national and regional economic conditions and other events that impact mortgage originations and the credit performance of our mortgage insurance portfolio, most of which are beyond our control.
The U.S. economy is currently experiencing a high rate of inflation and slower economic growth. The inflationary trends in the current economic environment have been exacerbated by strong consumer demand and pervasive supply chain

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
disruptions, including as a result of the effects of the COVID-19 pandemic and related government responses, as well as the Russia-Ukraine conflict. Recent actions taken by the U.S. Federal Reserve to increase interest rates in response to these inflationary pressures led to a sharp and significant increase in mortgage interest rates during the first half of 2022. The U.S. Federal Reserve raised rates further in July 2022 and has signaled that it expects to continue to increase rates throughout the year. While we expect these interest rate increases to continue to negatively impact certain aspects of our results, including through lower NIW, lower homegenius revenues and lower investment fair values, we also expect to benefit from the rate increases due to higher Persistency Rates that will favorably impact our IIF, as well as through the recognition of higher net investment income, as discussed below.
We wrote NIW of $37.6 billion in the first half of 2022, a decrease of 10.1% compared to our NIW in the first half of 2021. Despite current inflationary pressures and rising interest rates, which among other things, are slowing the rate of home appreciation in the U.S., we continue to believe that the long-term housing market fundamentals and outlook remain positive, including demographics supporting growth in the population of first-time homebuyers and a constrained supply of homes available for sale. While the recent increases in mortgage interest rates have reduced refinance demand, they have also resulted in a decrease in policy cancellations, which has increased our Persistency Rate, and in turn contributed to growth in our IIF. See “Mortgage Insurance Portfolio” for additional details on our NIW and IIF.
The same inflationary pressures and rising interest rate environment that are impacting mortgage refinance demand and our NIW are also impacting our homegenius business, including a decrease in our title revenues in the second quarter of 2022 as compared to the first quarter of 2022, due to the rapid decline in industrywide refinance volumes. The current macroeconomic trends, and the corresponding softening in demand for home sales and mortgage refinancings, are expected to also impact the market demand for our proprietary digital real estate products and services. In addition, the market readiness of these digital products and services has been negatively impacted by longer than anticipated launch timelines.
The recent sharp increases in interest rates also materially affected the fair value of our investment portfolio in the first half of 2022, resulting in significant unrealized losses on investments. Given our intent and ability as of June 30, 2022, to hold these securities until recovery of their amortized cost basis, we do not expect to realize a loss on any of our investments in an unrealized loss position. The recent decrease in the fair value of our investments due to higher market interest rates negatively affected our net income and stockholders’ equity during the three and six months ended June 30, 2022. Conversely, this higher interest rate environment resulted in the recognition of higher net investment income in the second quarter of 2022, which is expected to continue in future periods. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about our investments.
The onset of the COVID-19 pandemic resulted in a significant increase in unemployment which had a negative impact on the economy and, as a result, we experienced a material increase in new defaults in 2020, substantially all of which related to defaults of loans subject to mortgage forbearance programs implemented in response to the COVID-19 pandemic. Beginning in the second quarter of 2020, the increase in the number of new mortgage defaults resulting from the COVID-19 pandemic had a negative effect on our results of operations and our reserve for losses. However, subsequent trends in Cures have been more favorable than original expectations, resulting in favorable loss reserve development in 2021 and in the three and six months ended June 30, 2022. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our reserve for losses.
As noted above, following the start of the pandemic, we experienced a material increase in new defaults and our primary default rate increased sharply to 6.5% at June 30, 2020. Since then, favorable trends in the number of new defaults and Cures have led to a decline in our default inventory and default rate, resulting in a primary default rate of 2.2% at June 30, 2022.
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
Despite risks and uncertainties, we believe that the steps we have taken in recent years, including by improving our capital and liquidity positions, enhancing our financial flexibility, implementing greater risk-based granularity into our pricing methodologies and increasing our use of risk distribution strategies to lower the risk profile and financial volatility of our mortgage insurance portfolio, has helped position the Company to better withstand the negative effects from macroeconomic stresses discussed above, including those resulting from the high rate of inflation and rising interest rates, the Russia-Ukraine conflict and the other risks described in “Item 1A. Risk Factors” in our 2021 Form 10-K.
In particular, we believe that the range of risk distribution transactions and strategies that Radian and other private mortgage insurance participants have engaged in have helped increase the financial strength and flexibility of the private mortgage insurance industry by mitigating credit risk and financial volatility through varying economic cycles. As of June 30, 2022, 62% of our primary RIF is subject to a form of risk distribution and our estimated reinsurance recoverables related to our mortgage insurance portfolio were $39.0 million. After consideration of the 2022 QSR Agreement, 76% of our primary RIF as of June 30, 2022, is subject to a form of risk distribution. Our use of risk distribution structures has reduced our required capital and enhanced our projected return on capital, and we expect these structures to provide a level of credit protection in periods of economic stress.

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
In June 2022, FHFA announced the release of the GSEs’ Equitable Housing Finance Plans, providing a framework for planned initiatives to address access to homeownership for minority and underserved communities. The plans include a particular focus on Special Purpose Credit Programs (“SPCPs”) and note that these programs could consider modifications to mortgage insurance requirements. While both Fannie Mae and Freddie Mac’s plans note this potential change as part of these programs, details on any future changes remain uncertain. Both GSEs expect to launch SPCPs by the end of 2022. The plans also include expected activity to address credit and alternative data in underwriting, valuations and appraisals, title insurance, among others. The GSEs are expected to update these plans annually.
In order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. On July 29, 2022, the GSEs issued guidance supplementing and modifying certain operational provisions of the PMIERs effective as of June 30, 2022. The new guidance applies to all private mortgage insurers and among other items, specifically amends certain provisions of the PMIERs relating to corporate governance, the foreclosure bidding process and certain calculations included in each mortgage insurer’s operational scorecard. Radian Guaranty expects to be able to comply with the new requirements. The new guidance does not impact or change the PMIERs Financial Requirements.
Recent Company Developments
In July 2022, we announced the launch of Radian Mortgage Capital, a mortgage conduit formed to provide residential mortgage lenders with an additional secondary-market option to sell eligible loans to us and to provide mortgage investors with another known sponsor. Radian Mortgage Capital plans to leverage our lender relationships to aggregate residential mortgage loans, which Radian Mortgage Capital expects to then distribute into the capital markets through private label securitizations or sell directly to mortgage investors, with the option to retain and manage structured components of the underlying credit risk where we see value. Consistent with our stated strategy, Radian Mortgage Capital expands our capabilities to participate in the mortgage market to aggregate, manage and distribute residential mortgage credit risk.
Consistent with our use of risk distribution strategies to effectively manage capital and proactively mitigate risk, Radian Guaranty agreed to the principal terms of the 2022 QSR Agreement in July 2022 with a panel of third-party reinsurance providers. Under the 2022 QSR Agreement, which remains subject to final documentation, starting July 1, 2022, we expect to cede 20% of policies issued between January 1, 2022, and June 30, 2023, subject to certain conditions. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements in this report for more information about the 2022 QSR Agreement and our other reinsurance transactions.
Key Factors Affecting Our Results
The key factors affecting our results are discussed in our 2021 Form 10-K. There have been no material changes to these key factors.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mortgage Insurance Portfolio

IIF by origination vintage (1)

$254.2
$246.0
$237.3
Primary Insurance in Force
($ in billions)
$200
$100
$0
June 30,
2022
December 31,
2021
June 30,
2021

		Insurance in Force as of:
	Vintage written in: ($ in billions)	June 30, 2022		December 31, 2021		June 30, 2021
¢	2022	$36.9	14.5%	$—	—%	$—	—%
¢	2021	82.0	32.3	87.4	35.5	41.0	17.3
¢	2020	65.5	25.7	74.3	30.2	86.9	36.6
¢	2019	20.0	7.8	24.0	9.8	32.3	13.6
¢	2018	10.1	4.0	12.4	5.0	16.7	7.1
¢	2017	9.3	3.7	11.5	4.7	15.2	6.4
¢	2009 - 2016	20.3	8.0	25.0	10.2	32.1	13.5
¢	2008 & Prior (2)	10.1	4.0	11.4	4.6	13.1	5.5
	Total	$254.2	100.0%	$246.0	100.0%	$237.3	100.0%

(1)Policy years represent the original policy years and have not been adjusted to reflect subsequent refinancing activity under HARP.
(2)Includes loans that were subsequently refinanced under HARP.
New Insurance Written
We wrote $18.9 billion and $37.6 billion of primary new mortgage insurance in the three and six months ended June 30, 2022, respectively, compared to $21.7 billion and $41.8 billion of NIW in the three and six months ended June 30, 2021, respectively. As shown in the chart above, IIF increased to $254.2 billion at June 30, 2022, from $246.0 billion at December 31, 2021, driven by a higher Persistency Rate and our NIW for the first six months of 2022.
Our NIW decreased by 12.6% and 10.1% for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 due to reduced refinance originations and lower utilization of mortgage insurance, partially offset by an increase in our market share and a slight increase in purchase mortgage originations. According to industry estimates, total mortgage origination volume was lower for the three and six months ended June 30, 2022, as compared to the comparable periods in 2021 due to a decline in refinance activity.
Although it is difficult to project future volumes, recent market projections for 2022 estimate total mortgage originations of approximately $2.6 trillion, which would represent a decline in the total annual mortgage origination market of approximately 42% as compared to 2021, with a private mortgage insurance market of $400 to $450 billion. This outlook anticipates a significant decrease in refinance originations in 2022 resulting from expected continued increases in interest rates. While expectations for refinance volume vary, there is general consensus that the home purchase mortgage market in 2022 will be comparable in size to 2021 driven by strong home sales and increased loan balances due to home price appreciation, which is a positive for mortgage insurers given the higher likelihood that purchase loans will utilize private mortgage insurance as compared to refinance loans. Typically, as refinance volume declines, we would expect the Persistency Rate for our portfolio to increase, benefiting the size of our IIF portfolio. See “Item 1A. Risk Factors” in our 2021 Form 10-K for more information.
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

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NIW

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
NIW	$18,935	$21,662	$37,551	$41,761
Primary risk written	$4,848	$5,236	$9,642	$9,747
Average coverage percentage	25.6%	24.2%	25.7%	23.3%

NIW by loan purpose
Purchases	97.1%	77.1%	94.3%	68.5%
Refinances	2.9%	22.9%	5.7%	31.5%

Total borrower-paid NIW	99.2%	99.1%	99.2%	99.2%

NIW by premium type
Direct Monthly and Other Recurring Premiums	95.4%	93.1%	94.9%	91.7%
Direct single premiums (1)	4.6%	6.9%	5.1%	8.3%

NIW by FICO Score (2)
>=740	59.6%	61.4%	58.3%	62.9%
680-739	32.3%	33.1%	34.0%	32.3%
620-679	8.1%	5.5%	7.7%	4.8%

NIW by LTV
95.01% and above	17.7%	10.9%	16.2%	9.5%
90.01% to 95.00%	39.9%	40.4%	40.9%	36.2%
85.01% to 90.00%	26.7%	27.6%	28.1%	29.4%
85.00% and below	15.7%	21.1%	14.8%	24.9%
(1)Borrower-paid Single Premium Policies were 4.4% and 4.9% of NIW for the three and six months ended June 30, 2022, respectively, compared to 6.6% and 8.0% for the same periods in 2021, respectively.
(2)For loans with multiple borrowers, the percentage of NIW by FICO score represents the lowest of the borrowers’ FICO scores.
Insurance and Risk in Force
Our IIF is the primary driver of the future premiums that we expect to earn over time. IIF at June 30, 2022, increased 7.1% as compared to the same period last year, reflecting a 12.6% increase in Monthly Premium Policies in force partially offset by a 15.1% decline in Single Premium Policies in force. Single Premium Policy cancellations were the primary driver of the decrease in unearned premiums on our condensed consolidated balance sheet at June 30, 2022, as compared to December 31, 2021.
Historically, there is a close correlation between interest rates and Persistency Rates. Higher interest rate environments generally decrease refinancings, which decrease the cancellation rate of our insurance and positively affect our Persistency Rates. As shown in the table below, our 12-month Persistency Rate at June 30, 2022, increased as compared to the same period in 2021. The increase in our Persistency Rate at June 30, 2022, was primarily attributable to decreased refinance activity due to increases in mortgage interest rates, as compared to the same period in the prior year. As of June 30, 2022, 5.7% of our IIF had a mortgage note interest rate greater than 5.0%. Excluding the 2022 vintage, only 3.4% of our IIF had a mortgage note interest rate greater than 5.0%. Given the recent increase in market mortgage interest rates, which now exceed that level based on reported industry averages, we would expect that the increase in interest rates and related decline in refinance volume would continue to have a positive impact on our Persistency Rates.
Historical loan performance data indicates that credit scores and underwriting quality are key drivers of credit performance. As of June 30, 2022, our portfolio of business written subsequent to 2008, including refinancings under HARP, represented approximately 97.4% of our total primary RIF. Loan originations after 2008 have consisted primarily of high credit quality loans with significantly better credit performance than loans originated during 2008 and prior periods. However, the

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
impact to our future losses remains uncertain due to risks associated with the macroeconomic environment. For additional information, see our 2021 Form 10-K, “Item 1A. Risk Factors—The credit performance of our mortgage insurance portfolio is impacted by macroeconomic conditions and specific events that affect the ability of borrowers to pay their mortgages.”
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
The following table provides selected information as of and for the periods indicated related to mortgage insurance IIF and RIF.

IIF and RIF

($ in millions)	June 30, 2022	December 31, 2021	June 30, 2021
Primary IIF	$254,226	$245,972	$237,302
Primary RIF	$63,770	$60,913	$58,040
Average coverage percentage	25.1%	24.8%	24.5%

Persistency Rate (12 months ended)	71.7%	64.3%	57.7%
Persistency Rate (quarterly, annualized) (1)	79.8%	71.7%	66.3%

Total borrower-paid RIF	92.1%	90.6%	88.4%

Primary RIF by premium type
Direct Monthly and Other Recurring Premiums	85.6%	83.9%	81.2%
Direct single premiums (2)	14.4%	16.1%	18.8%

Primary RIF by FICO score (3)
>=740	57.2%	56.9%	57.5%
680-739	34.9%	35.0%	34.8%
620-679	7.5%	7.6%	7.2%
<=619	0.4%	0.5%	0.5%

Primary RIF by LTV
95.01% and above	16.1%	15.1%	14.5%
90.01% to 95.00%	48.7%	48.9%	48.5%
85.01% to 90.00%	27.4%	27.7%	28.1%
85.00% and below	7.8%	8.3%	8.9%
(1)The Persistency Rate on a quarterly, annualized basis is calculated based on loan-level detail for the quarter ending as of the date shown. It may be impacted by seasonality or other factors, including the level of refinance activity during the applicable periods, and may not be indicative of full-year trends.
(2)Borrower-paid Single Premium Policies were 8.1%, 8.5% and 9.2% of primary RIF for the periods indicated, respectively.
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

PMIERs benefit from risk distribution

($ in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
PMIERs impact - reduction in Minimum Required Assets
Excess-of-Loss Program	$785,705	$995,171	$907,112
Single Premium QSR Program	268,847	314,183	355,115
QSR Program	10,226	12,541	16,545
Total PMIERs impact	$1,064,778	$1,321,895	$1,278,772

Percentage of gross Minimum Required Assets	22.1%	28.4%	28.7%
Results of Operations—Consolidated
Three and Six Months Ended June 30, 2022, Compared to Three and Six Months Ended June 30, 2021
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three and six months ended June 30, 2022, and June 30, 2021, primarily reflect the financial results and performance of our two reportable business segments—Mortgage and homegenius. See “Results of Operations—Mortgage” and “Results of Operations—homegenius” for the operating results of these business segments for the three and six months ended June 30, 2022, compared to the same period in 2021.
In addition to the results of our operating segments, pretax income (loss) is also affected by those factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results” in our 2021 Form 10-K.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2022 and 2021.

Summary results of operations - Consolidated

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
($ in thousands, except per-share amounts)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Revenues
Net premiums earned	$253,892	$254,756	$(864)	$508,082	$526,628	$(18,546)
Services revenue	27,281	29,464	(2,183)	56,629	52,359	4,270
Net investment income	46,957	36,291	10,666	85,153	74,542	10,611
Net gains (losses) on investments and other financial instruments	(41,869)	15,661	(57,530)	(71,326)	10,480	(81,806)
Other income	572	822	(250)	1,275	1,798	(523)
Total revenues	286,833	336,994	(50,161)	579,813	665,807	(85,994)

Expenses
Provision for losses	(113,922)	3,648	117,570	(197,676)	49,791	247,467
Policy acquisition costs	5,940	4,838	(1,102)	12,545	13,834	1,289
Cost of services	22,760	24,615	1,855	47,513	44,861	(2,652)
Other operating expenses	90,495	86,469	(4,026)	180,036	156,731	(23,305)
Interest expense	20,831	21,065	234	41,677	42,180	503
Amortization of other acquired intangible assets	849	863	14	1,698	1,725	27
Total expenses	26,953	141,498	114,545	85,793	309,122	223,329

Pretax income	259,880	195,496	64,384	494,020	356,685	137,335
Income tax provision	58,687	40,290	(18,397)	111,696	75,871	(35,825)
Net income	$201,193	$155,206	$45,987	$382,324	$280,814	$101,510

Diluted net income per share	$1.15	$0.80	$0.35	$2.16	$1.44	$0.72
Return on equity	19.9%	14.5%	5.4%	18.7%	14.1%	4.6%

Non-GAAP Financial Measures (1)
Adjusted pretax operating income	$302,033	$184,719	$117,314	$566,981	$352,035	$214,946
Adjusted diluted net operating income per share	$1.36	$0.75	$0.61	$2.53	$1.43	$1.10
Adjusted net operating return on equity	23.6%	13.6%	10.0%	21.9%	14.0%	7.9%
(1)See “—Use of Non-GAAP Financial Measures” below.
Revenues
Net Premiums Earned. The decrease in net premiums earned for the six months ended June 30, 2022, as compared to the same period in 2021, is primarily driven by a decrease in net premiums earned in our Mortgage segment. See “Results of Operations—Mortgage—Three and Six Months Ended June 30, 2022, Compared to Three and Six Months Ended June 30, 2021—Revenues—Net Premiums Earned,” for more information.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net Investment Income. The increase in net investment income for the three and six months ended June 30, 2022, as compared to the same periods in 2021, is primarily attributable to higher market interest rates. See “Overview—Current Operating Environment,” and “Results of Operations—Mortgage—Three and Six Months Ended June 30, 2022, Compared to Three and Six Months Ended June 30, 2021—Revenues—Net Investment Income,” for more information.
Net Gains (Losses) on Investments and Other Financial Instruments. The increase in net losses on investments and other financial instruments for the three and six months ended June 30, 2022, as compared to the same periods in 2021, is primarily due to an increase in net unrealized losses on our equity and trading securities and, to a lesser extent, an increase in losses on other financial instruments. The primary driver of the increase in losses on our equity and trading securities for the three and six months ended June 30, 2022, was the impact of rising interest rates as well as other market and macroeconomic conditions, as further discussed in “Overview—Current Operating Environment.” See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about net gains (losses) on investments and other financial instruments.
Expenses
Provision for Losses. The decrease in provision for losses for the three and six months ended June 30, 2022, as compared to the same periods in 2021, is primarily driven by favorable development on prior period defaults, which impacted our mortgage insurance reserves. See “Results of Operations—Mortgage—Three and Six Months Ended June 30, 2022, Compared to Three and Six Months Ended June 30, 2021—Expenses—Provision for Losses,” for more information.
Other Operating Expenses. The increase in other operating expenses for the three months and six months ended June 30, 2022, as compared to the same periods in 2021 is primarily due to an increase in compensation expense and a decrease in ceding commissions. See “Results of Operations—Mortgage—Three and Six Months Ended June 30, 2022, Compared to Three and Six Months Ended June 30, 2021—Expenses—Other Operating Expenses,” and “Results of Operations—homegenius—Three and Six Months Ended June 30, 2022, Compared to Three and Six Months Ended June 30, 2021—Expenses—Other Operating Expenses,” for more information on other operating expenses.
Income Tax Provision
Variations in our effective tax rates, combined with differences in pretax income, were the drivers of the changes in our income tax provision between periods. Our effective tax rate for each of the three and six months ended June 30, 2022, was 22.6%, as compared to 20.6% and 21.3% for the same periods in 2021, respectively. Our effective tax rate for the three and six months ended June 30, 2022, was higher than the statutory rate of 21% primarily due to the impact of state income taxes and certain permanent book-to-tax adjustments.
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
Our senior management, including our Chief Executive Officer (Radian’s chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of the Company’s business segments and to allocate resources to the segments. See Note 4 of Notes to Consolidated Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated—Use of Non-GAAP Financial Measures,” each in our 2021 Form 10-K for detailed information regarding items excluded from adjusted pretax operating income (loss) and the reasons for their treatment.
Adjusted pretax operating income (loss) is defined as GAAP consolidated pretax income (loss) excluding the effects of: (i) net gains (losses) on investments and other financial instruments, except for certain investments attributable to our reportable segments; (ii) gains (losses) on extinguishment of debt; (iii) amortization and impairment of goodwill and other

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
acquired intangible assets; and (iv) impairment of other long-lived assets and other non-operating items, such as impairment of internal-use software, gains (losses) from the sale of lines of business and acquisition-related income and expenses.
The following table provides a reconciliation of consolidated pretax income to our non-GAAP financial measure for the consolidated Company of adjusted pretax operating income.

Reconciliation of consolidated pretax income to consolidated adjusted pretax operating income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Consolidated pretax income	$259,880	$195,496	$494,020	$356,685
Less income (expense) items
Net gains (losses) on investments and other financial instruments	(41,869)	15,661	(71,326)	10,480
Amortization of other acquired intangible assets	(849)	(863)	(1,698)	(1,725)
Impairment of other long-lived assets and other non-operating items	565	(4,021)	63	(4,105)
Total adjusted pretax operating income (1)	$302,033	$184,719	$566,981	$352,035
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

Reconciliation of diluted net income per share to adjusted diluted net operating income per share

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Diluted net income per share	$1.15	$0.80	$2.16	$1.44
Less per-share impact of reconciling income (expense) items
Net gains (losses) on investments and other financial instruments	(0.24)	0.08	(0.40)	0.05
Amortization of other acquired intangible assets	—	—	(0.01)	(0.01)
Impairment of other long-lived assets and other non-operating items	—	(0.02)	—	(0.02)
Income tax (provision) benefit on reconciling income (expense) items (1)	0.05	(0.01)	0.09	(0.01)
Difference between statutory and effective tax rates	(0.02)	—	(0.05)	—
Per-share impact of reconciling income (expense) items	(0.21)	0.05	(0.37)	0.01
Adjusted diluted net operating income per share (1)	$1.36	$0.75	$2.53	$1.43
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

Reconciliation of return on equity to adjusted net operating return on equity

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Return on equity (1)	19.9%	14.5%	18.7%	13.0%
Less impact of reconciling income (expense) items (2)
Net gains (losses) on investments and other financial instruments	(4.1)	1.5	(3.5)	0.5
Amortization of other acquired intangible assets	(0.1)	(0.1)	(0.1)	(0.1)
Impairment of other long-lived assets and other non-operating items	0.1	(0.4)	—	(0.2)
Income tax (provision) benefit on reconciling income (expense) items (3)	0.9	(0.2)	0.7	—
Difference between statutory and effective tax rates	(0.5)	0.1	(0.3)	(0.1)
Impact of reconciling income (expense) items	(3.7)	0.9	(3.2)	0.1
Adjusted net operating return on equity (3)	23.6%	13.6%	21.9%	12.9%
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
Three and Six Months Ended June 30, 2022, Compared to Three and Six Months Ended June 30, 2021
The following table summarizes our Mortgage segment’s results of operations for the three and six months ended June 30, 2022 and 2021.

Summary results of operations - Mortgage

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
(In thousands)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Revenues
Net premiums written	$248,645	$231,027	$17,618	$497,005	$477,901	$19,104
(Increase) decrease in unearned premiums	(1,736)	16,059	(17,795)	(4,922)	33,849	(38,771)
Net premiums earned	246,909	247,086	(177)	492,083	511,750	(19,667)
Services revenue	2,105	3,732	(1,627)	6,657	8,083	(1,426)
Net investment income	40,197	32,842	7,355	74,214	66,855	7,359
Other income	572	641	(69)	1,275	1,410	(135)
Total revenues	289,783	284,301	5,482	574,229	588,098	(13,869)

Expenses
Provision for losses	(114,179)	3,334	117,513	(198,372)	49,203	247,575
Policy acquisition costs	5,940	4,838	(1,102)	12,545	13,834	1,289
Cost of services	1,960	3,161	1,201	5,343	6,353	1,010
Other operating expenses	58,711	57,860	(851)	118,675	106,776	(11,899)
Interest expense	20,831	21,065	234	41,677	42,180	503
Total expenses	(26,737)	90,258	116,995	(20,132)	218,346	238,478

Adjusted pretax operating income (1)	$316,520	$194,043	$122,477	$594,361	$369,752	$224,609
(1)Our senior management uses adjusted pretax operating income as our primary measure to evaluate the fundamental financial performance of our business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Revenues
Net Premiums Earned. Net premiums earned decreased for the six months ended June 30, 2022, compared to the same period in 2021, primarily due to: (i) a decrease in the impact, net of reinsurance, from Single Premium Policy cancellations due to lower refinance activity and (ii) a decrease in premiums earned on our Monthly Premium Policies due to lower average premium yields. These decreases were partially offset by an increase in the profit commission retained by the Company, due to favorable reserve development in the six months ended June 30, 2022.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The table below provides additional information about the components of mortgage insurance net premiums earned for the periods indicated, including the effects of our reinsurance programs.

Net premiums earned

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
($ in thousands, except as otherwise indicated)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Direct
Premiums earned, excluding revenue from cancellations	$249,936	$243,076	$6,860	$493,536	$499,982	$(6,446)
Single Premium Policy cancellations	6,894	31,592	(24,698)	21,590	70,102	(48,512)
Direct	256,830	274,668	(17,838)	515,126	570,084	(54,958)
Assumed (1)	1,539	1,615	(76)	2,870	3,913	(1,043)
Ceded
Premiums earned, excluding revenue from cancellations	(28,565)	(27,324)	(1,241)	(55,904)	(52,697)	(3,207)
Single Premium Policy cancellations (2)	(1,965)	(9,036)	7,071	(6,157)	(20,145)	13,988
Profit commission—other (3)	19,070	7,162	11,908	36,148	10,595	25,553
Ceded premiums, net of profit commission	(11,460)	(29,198)	17,738	(25,913)	(62,247)	36,334
Total net premiums earned	$246,909	$247,085	$(176)	$492,083	$511,750	$(19,667)

In force portfolio premium yield (in basis points) (4)	40.0	41.1	(1.1)	39.7	41.7	(2.0)
Direct premium yield (in basis points) (5)	41.1	46.4	(5.3)	41.4	47.5	(6.1)
Net premium yield (in basis points) (6)	39.3	41.5	(2.2)	39.4	42.3	(2.9)
Average primary IIF (in billions)	$251.6	$238.1	$13.5	$250.1	$241.7	$8.4
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

Ceded premiums earned

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Single Premium QSR Program	$(8,297) (1)	$12,473	$(12,028) (1)	$31,942
Excess-of-Loss Program	19,292	15,601	36,880	27,755
QSR Program	360	1,018	851	2,337
Other	105	106	210	213
Total ceded premiums earned (2)	$11,460	$29,198	$25,913	$62,247

Percentage of total direct and assumed premiums earned	4.3%	10.3%	4.8%	10.5%
(1)Includes the increase in the profit commission retained by the Company due to favorable reserve development in 2022 periods. See “—Expenses—Provision for Losses” below for additional information on the favorable reserve development.
(2)Does not include the benefit from ceding commissions on our Single Premium QSR Programs, which are included in other operating expenses on the condensed consolidated statements of operations. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Net Investment Income. Increasing yields from higher interest rates, partially offset by lower average investment balances, resulted in increases in net investment income for the three and six months ended June 30, 2022, compared to the same periods in 2021.
Expenses
Provision for Losses. The following table details the financial impact of the significant components of our provision for losses for the periods indicated.

Provision for losses

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
($ in thousands, except reserve per new default)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Current period defaults (1)	$33,919	$34,317	$398	$75,931	$85,807	$9,876
Prior period defaults (2)	(148,098)	(30,984)	117,114	(274,303)	(36,604)	237,699
Total provision for losses	$(114,179)	$3,333	$117,512	$(198,372)	$49,203	$247,575

Loss ratio (3)	(46.2)%	1.3%	47.5%	(40.3)%	9.6%	49.9%
Reserve per new default (4)	$4,235	$4,213	$(22)	$4,363	$4,291	$(72)
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
(3)Provision for losses as a percentage of net premiums earned. See “—Revenues—Net Premiums Earned” above for additional information on the changes in net premiums earned.
(4)Calculated by dividing provision for losses for new defaults, net of reinsurance, by new primary defaults for each period.
Our mortgage insurance provision for losses for the three and six months ended June 30, 2022, decreased by $117.5 million and $247.6 million, respectively, as compared to the same periods in 2021. Current period new primary defaults decreased by 1.7% and 13.0% for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, as shown below. Our gross Default to Claim Rate assumption for new primary defaults was 8.0% at both June 30, 2022, and June 30, 2021.
Our provision for losses during the three and six months ended June 30, 2022, benefited from favorable reserve development on prior period defaults, primarily as a result of more favorable trends in Cures than originally estimated due to favorable outcomes resulting from mortgage forbearance programs implemented in response to the COVID-19 pandemic as

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
well as positive trends in home price appreciation. These favorable observed trends resulted in reductions in our Default to Claim Rate assumptions for prior year default notices, particularly for those defaults first reported in 2020 following the start of the COVID-19 pandemic. See Note 11 herein for additional information, as well as Notes 1 and 11 of Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” in our 2021 Form 10-K.
Our primary default rate as a percentage of total insured loans at June 30, 2022, was 2.2% compared to 2.9% at December 31, 2021. The following table shows a rollforward of our primary loans in default.

Rollforward of primary loans in default

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning default inventory	25,510	50,106	29,061	55,537
New defaults	8,009	8,145	17,402	19,996
Cures	(11,552)	(17,681)	(24,341)	(34,818)
Claims paid	(86)	(98)	(211)	(241)
Rescissions and Claim Denials (1)	(20)	(8)	(50)	(10)
Ending default inventory	21,861	40,464	21,861	40,464
(1)Net of any previous Rescissions and Claim Denials that were reinstated during the period. Such reinstated Rescissions and Claim Denials may ultimately result in a paid claim.
The following tables show additional information about our primary loans in default as of the dates indicated.

Primary loans in default - additional information

	June 30, 2022
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 2nd Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments
Three payments or less	6,769	31.0%	20	42.4%	$62,685	11.1%
Four to eleven payments	6,842	31.3	142	31.5	134,303	23.9
Twelve payments or more	7,943	36.3	737	29.9	348,846	62.0
Pending claims	307	1.4	N/A	25.1	16,602	3.0
Total	21,861	100.0%	899		562,436	100.0%
LAE					14,147
IBNR					2,424
Total primary reserve					$579,007

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	December 31, 2021
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments
Three payments or less	7,267	25.0%	47	39.4%	$62,103	7.9%
Four to eleven payments	8,088	27.8	84	27.6	146,872	18.6
Twelve payments or more	13,389	46.1	784	29.0	565,192	71.5
Pending claims	317	1.1	N/A	10.4	16,213	2.0
Total	29,061	100.0%	915		790,380	100.0%
LAE					19,859
IBNR					2,886
Total primary reserve					$813,125
N/A – Not applicable
We develop our Default to Claim Rate estimates based primarily on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. See Note 11 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for additional details about our Default to Claim Rate assumptions.
Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was approximately 44% at June 30, 2022, compared to 46% at December 31, 2021. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our reserves for losses and a reconciliation of our Mortgage segment’s beginning and ending reserves for losses and LAE.
We considered the sensitivity of our loss reserve estimates at June 30, 2022, by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point absolute change in primary Claim Severity for our primary insurance risk exposure (which we estimated to be 99% of our risk exposure at each of June 30, 2022, and December 31, 2021), we estimated that our total loss reserve at June 30, 2022, would change by approximately $5.7 million. Assuming the portfolio mix and all other factors remain constant, for every one percentage point absolute change in our primary net Default to Claim Rate, we estimated a $12.7 million change in our primary loss reserve at June 30, 2022.
Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter based on the rate that defaults cure and other factors, including the impact of foreclosure moratoriums (as described in “Item 1. Business—Mortgage—Defaults and Claims” in our 2021 Form 10-K) that make the timing of paid claims difficult to predict.
The following table shows net claims paid by product and the average claim paid by product for the periods indicated.

Claims paid

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net claims paid (1)
Total primary claims paid	$3,659	$4,870	$8,812	$11,481
Total pool and other	(396)	(649)	(811)	(787)
Subtotal	3,263	4,221	8,001	10,694
Impact of commutations and settlements	—	—	—	4,000
Total net claims paid	$3,263	$4,221	$8,001	$14,694

Total average net primary claim paid (1) (2)	$41.6	$46.8	$41.6	$45.2
Average direct primary claim paid (2) (3)	$41.9	$48.4	$42.0	$46.8
(1)Net of reinsurance recoveries.
(2)Calculated without giving effect to the impact of commutations and settlements.
(3)Before reinsurance recoveries.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Other Operating Expenses. The increase in other operating expenses for the six months ended June 30, 2022, as compared to the same period in 2021, primarily reflects: (i) a decrease in ceding commissions, due primarily to a decline in Single Premium Policy cancellations covered by our Single Premium QSR Program, and (ii) an increase in variable incentive compensation expense, including as part of allocated corporate operating expenses. The increase in variable compensation expense is primarily due to increases in the projected payouts associated with our performance-based RSUs, driven primarily by the impact of the favorable loss reserve development recorded in the first half of 2022. See Note 17 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for additional information on our performance-based RSUs.
The following table shows additional information about Mortgage other operating expenses.

Other operating expenses

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
(In thousands)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Direct
Salaries and other base employee expenses	$12,925	$12,367	$(558)	$23,784	$25,329	$1,545
Variable and share-based incentive compensation	4,026	5,701	1,675	9,670	8,961	(709)
Other general operating expenses	11,367	13,656	2,289	22,568	26,462	3,894
Ceding commissions	(2,844)	(6,501)	(3,657)	(6,793)	(14,190)	(7,397)
Total direct	25,474	25,223	(251)	49,229	46,562	(2,667)
Allocated (1)
Salaries and other base employee expenses	11,495	10,175	(1,320)	22,825	$20,533	(2,292)
Variable and share-based incentive compensation	7,498	9,535	2,037	18,551	15,222	(3,329)
Other general operating expenses	14,244	12,927	(1,317)	28,070	24,459	(3,611)
Total allocated	33,237	32,637	(600)	69,446	60,214	(9,232)
Total other operating expenses	$58,711	$57,860	$(851)	$118,675	$106,776	$(11,899)

Expense ratio (2)	26.2%	25.4%	(0.8)%	26.7%	23.6%	(3.1)%
(1)See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our allocation of corporate operating expenses.
(2)Operating expenses (which include policy acquisition costs and other operating expenses, as well as allocated corporate operating expenses), expressed as a percentage of net premiums earned. See “—Revenues—Net Premiums Earned” above for additional information on the changes in net premiums earned.
Results of Operations—homegenius
Three and Six Months Ended June 30, 2022, Compared to Three and Six Months Ended June 30, 2021
The following table summarizes our homegenius segment’s results of operations for the three and six months ended June 30, 2022 and 2021. As discussed in “Overview—Current Operating Environment,” the macroeconomic stresses in the second quarter of 2022 impacted our homegenius business, including in particular a decrease in our title revenues due to the rapid decline in industrywide refinance volumes. We expect this trend to continue to impact the results of our homegenius segment in the near-term based on current market conditions and our expectation that overall refinance volumes will remain low.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary results of operations - homegenius

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
(In thousands)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Revenues
Net premiums earned	$6,983	$7,670	$(687)	$15,999	$14,878	$1,121
Services revenue	25,261	25,750	(489)	50,139	44,300	5,839
Net investment income	99	31	68	117	68	49
Total revenues	32,343	33,451	(1,108)	66,255	59,246	7,009

Expenses
Provision for losses	309	335	26	790	631	(159)
Cost of services	20,800	21,433	633	42,170	38,461	(3,709)
Other operating expenses	28,924	20,881	(8,043)	54,491	39,805	(14,686)
Total expenses	50,033	42,649	(7,384)	97,451	78,897	(18,554)

Adjusted pretax operating income (loss) (1)	$(17,690)	$(9,198)	$(8,492)	$(31,196)	$(19,651)	$(11,545)
(1)Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of our business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.
Revenues
Net Premiums Earned. Net premiums earned for the six months ended June 30, 2022, increased compared to the same period in 2021, primarily due to an increase in new title policies written and closed orders in our title insurance business, which was concentrated in the first quarter of 2022.
Services Revenue. Services revenue for the six months ended June 30, 2022, increased compared to the same period in 2021, primarily due to increased revenue in our real estate services, including increases from valuation and single family rental products and services, partially offset by a decrease in title services. In particular, title services revenue declined during the three months ended June 30, 2022, as compared to the same period in 2021, due to the recent macroeconomic stresses described above. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for the disaggregation of services revenue by revenue type.
Expenses
Cost of Services. Cost of services for the six months ended June 30, 2022, increased compared to the same period in 2021, primarily due to incremental expenses incurred to support the increase in services revenue. Our cost of services is primarily affected by our level of services revenue and the number of employees providing those services.
Other Operating Expenses. The increase in other operating expenses for the three and six months ended June 30, 2022, as compared to the same periods in 2021, primarily reflects continued strategic investments focused on our title and digital real estate businesses, including an increase in staffing levels resulting in higher salaries and other base employee expenses.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table shows additional information about homegenius other operating expenses.

Other operating expenses

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
(In thousands)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Direct
Salaries and other base employee expenses	$10,182	$5,211	$(4,971)	$18,889	$11,980	$(6,909)
Variable and share-based incentive compensation	3,493	4,501	1,008	7,409	6,650	(759)
Other general operating expenses	7,732	4,689	(3,043)	14,297	9,292	(5,005)
Title agent commissions	1,799	1,759	(40)	2,898	3,166	268
Total direct	23,206	16,160	(7,046)	43,493	31,088	(12,405)
Allocated (1)
Salaries and other base employee expenses	2,005	1,490	(515)	3,673	3,011	(662)
Variable and share-based incentive compensation	1,283	1,395	112	2,889	2,220	(669)
Other general operating expenses	2,430	1,836	(594)	4,436	3,486	(950)
Total allocated	5,718	4,721	(997)	10,998	8,717	(2,281)
Total other operating expenses	$28,924	$20,881	$(8,043)	$54,491	$39,805	$(14,686)
(1)See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our allocation of corporate operating expenses.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations—All Other
Three and Six Months Ended June 30, 2022, Compared to Three and Six Months Ended June 30, 2021
The following table summarizes our All Other results of operations for the three and six months ended June 30, 2022 and 2021.

Summary results of operations - All Other

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
(In thousands)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Revenues
Services revenue	$—	$44	$(44)	$—	$97	$(97)
Net investment income	6,661	3,418	3,243	10,822	7,619	3,203
Other income	—	181	(181)	—	388	(388)
Total revenues	6,661	3,643	3,018	10,822	8,104	2,718

Expenses
Cost of services	—	19	19	—	47	47
Other operating expenses	3,458	3,750	292	7,006	6,123	(883)
Total expenses	3,458	3,769	311	7,006	6,170	(836)

Adjusted pretax operating income (loss) (1)	$3,203	$(126)	$3,329	$3,816	$1,934	$1,882
(1)Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of our business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Consolidated Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Summary cash flows - Consolidated

	Six Months Ended June 30,
(In thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$176,850	$275,896
Investing activities	12,604	(76,393)
Financing activities	(206,251)	(155,742)
Increase (decrease) in cash and restricted cash	$(16,797)	$43,761
Operating Activities. Our most significant source of operating cash flows is from premiums received from our mortgage insurance policies, while our most significant uses of operating cash flows are typically for our operating expenses and claims paid on our mortgage insurance policies. The $99.0 million decline in cash provided by operating activities for the six months ended June 30, 2022, compared to the same period in 2021, was principally due to: (i) higher purchases of U.S. Mortgage Guaranty Tax and Loss Bonds; (ii) higher payments for other operating expenses, primarily related to incentive compensation; and (iii) lower direct premiums written, due to reduced refinancing activity.
Investing Activities. Net cash provided by investing activities was $12.6 million for the six months ended June 30, 2022, as compared to net cash used in investing activities of $76.4 million for the same period in 2021. This change was primarily the

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
result of an increase in sales and redemptions, net of purchases, on short-term investments, and a decrease in purchases of equity securities, partially offset by a decrease in proceeds and redemptions, net of purchases on fixed-maturity investments available for sale.
Financing Activities. For the six months ended June 30, 2022, our primary financing activities included: (i) repurchases of our common stock; (ii) payment of dividends; and (iii) net changes in secured borrowings. See Notes 12 and 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our borrowings and share repurchases, respectively.
See “Item 1. Financial Statements (Unaudited)—Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.
Liquidity Analysis—Holding Company
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. At June 30, 2022, Radian Group had available, either directly or through unregulated subsidiaries, unrestricted cash and liquid investments of $772.5 million. Available liquidity at June 30, 2022, excludes certain additional cash and liquid investments that have been advanced to Radian Group from its subsidiaries to pay for corporate expenses and interest payments. In addition, this amount does not take into consideration transactions subsequent to June 30, 2022, including $97.5 million in repurchases of Radian Group common stock, including commissions, pursuant to the share repurchase authorization discussed below. Total liquidity, which includes our undrawn $275.0 million unsecured revolving credit facility, as described below, was $1.0 billion as of June 30, 2022.
During the six months ended June 30, 2022, Radian Group’s available liquidity increased by $167.6 million, due primarily to a $500 million return of capital from Radian Guaranty to Radian Group paid in February 2022, partially offset by other items such as share repurchases and payments for dividends, as described below.
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
Radian Group also has in place a $275.0 million unsecured revolving credit facility with a syndicate of bank lenders. Subject to certain limitations, borrowings under the revolving credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to our insurance subsidiaries as well as growth initiatives. At June 30, 2022, the full $275.0 million remains undrawn and available under the facility. See Note 12 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for additional information on the unsecured revolving credit facility.
On July 15, 2022, Radian Group entered into the Parent Guaranty in favor of Goldman, pursuant to which Radian Group agreed to guaranty the obligations of its subsidiaries Radian Mortgage Capital and Liberty in connection with a $300 million mortgage loan repurchase facility. Radian Mortgage Capital and Liberty entered into this facility with Goldman pursuant to the Master Repurchase Agreement. Under the Parent Guaranty, Radian Group is subject to negative and affirmative covenants customary for this type of financing transaction, including compliance with financial covenants that are generally consistent with the comparable covenants in the Company’s revolving credit facility. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
We expect Radian Group’s principal liquidity demands for the next 12 months to be: (i) the payment of corporate expenses, including taxes; (ii) interest payments on our outstanding debt obligations; (iii) the payment of quarterly dividends on our common stock, which we increased in February 2022 from $0.14 to $0.20 per share and which remains subject to approval by our board of directors and our ongoing assessment of our financial condition and potential needs related to the execution and implementation of our business plans and strategies; (iv) the potential continued repurchases of shares of our common stock pursuant to share repurchase authorizations, as described below; (v) investments to support our business strategy, including capital contributions to our subsidiaries; and (vi) potential payments pursuant to the Parent Guaranty.
In addition to our ongoing short-term liquidity needs discussed above, our most significant need for liquidity beyond the next 12 months is the repayment of $1.4 billion aggregate principal amount of our senior debt due in future years. See “—Capitalization—Holding Company” below for details of our debt maturity profile. Radian Group’s liquidity demands for the next 12 months or in future periods could also include: (i) early repurchases or redemptions of portions of our debt obligations and (ii) additional investments to support our business strategy, including additional capital contributions to our subsidiaries. For additional information about related risks and uncertainties, see “Item 1A. Risk Factors,” including “—Radian Group’s sources of liquidity may be insufficient to fund its obligations” and “—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” in our 2021 Form 10-K.
We believe that Radian Group has sufficient current sources of liquidity to fund its obligations. If we otherwise decide to increase our liquidity position, Radian Group may seek additional capital, including by incurring additional debt, issuing additional equity, or selling assets, which we may not be able to do on favorable terms, if at all.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Share Repurchases. During the six months ended June 30, 2022, the Company repurchased 10.0 million shares of Radian Group common stock under programs authorized by Radian Group’s board of directors, at a total cost of $205.1 million, including commissions. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase program.
Dividends and Dividend Equivalents. On February 9, 2022, Radian Group’s board of directors authorized an increase to the Company’s quarterly dividend from $0.14 to $0.20 per share. Based on our current outstanding shares of common stock and RSUs, we expect to require approximately $133 million in the aggregate to pay dividends and dividend equivalents for the next 12 months. So long as no default or event of default exists under its revolving credit facility or the Parent Guaranty, Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details. The declaration and payment of future quarterly dividends remains subject to the board of directors’ determination.
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding debt obligations. Corporate expenses and interest expense on Radian Group’s debt obligations allocated under these arrangements during the six months ended June 30, 2022, of $81.2 million and $41.1 million, respectively, were substantially all reimbursed by its subsidiaries. We expect substantially all of our holding company expenses to continue to be reimbursed by our subsidiaries under our expense-sharing arrangements. The expense-sharing arrangements between Radian Group and its mortgage insurance subsidiaries, as amended, have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.
Taxes. Pursuant to our tax-sharing agreements, our operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if they were not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may pay to or receive from its operating subsidiaries amounts that differ from Radian Group’s consolidated federal tax payment obligation. During the six months ended June 30, 2022, Radian Group received $17.2 million of tax-sharing agreement payments from its operating subsidiaries.
Capitalization—Holding Company
The following table presents our holding company capital structure.

Capital structure

(In thousands, except per-share amounts and ratios)	June 30, 2022	December 31, 2021
Debt
Senior Notes due 2024	$450,000	$450,000
Senior Notes due 2025	525,000	525,000
Senior Notes due 2027	450,000	450,000
Deferred debt costs on senior notes	(13,542)	(15,527)
Revolving credit facility	—	—
Total	1,411,458	1,409,473
Stockholders’ equity	3,930,962	4,258,796
Total capitalization	$5,342,420	$5,668,269
Debt-to-capital ratio	26.4%	24.9%

Shares outstanding	166,388	175,421
Book value per share	$23.63	$24.28
Stockholders’ equity decreased by $327.8 million from December 31, 2021, to June 30, 2022. The net decrease in stockholders’ equity for the six months ended June 30, 2022, resulted primarily from net unrealized losses in available for sale securities of $449.3 million as a result of an increase in market interest rates during the period, share repurchases of $205.1 million and dividends of $71.6 million, partially offset by our net income of $382.3 million. Given our intent and ability as of June 30, 2022, to hold these securities until recovery of their amortized cost basis, we do not expect to realize a loss on any of our investments in an unrealized loss position.
The decrease in book value per share from $24.28 at December 31, 2021, to $23.63 at June 30, 2022, is primarily due to: (i) a decrease of $2.56 per share due to unrealized losses in our available for sale securities, recorded in accumulated

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
other comprehensive income and (ii) a decrease of $0.41 per share attributable to dividends and dividend equivalents. Partially offsetting these items was an increase of $2.18 per share attributable to our net income for the six months ended June 30, 2022.
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
Mortgage
The principal demands for liquidity in our Mortgage business currently include: (i) the payment of claims and potential claim settlement transactions, net of reinsurance; (ii) expenses (including those allocated from Radian Group); (iii) repayments of FHLB advances; (iv) repayments, if any, associated with the Surplus Note due 2027; and (v) taxes, including potential additional purchases of U.S. Mortgage Guaranty Tax and Loss Bonds. See Notes 10 and 16 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for additional information related to these non-interest bearing instruments. In addition to the foregoing liquidity demands, other payments have included, and in the future could include, distributions from Radian Guaranty to Radian Group, including returns of capital subject to approval by the Pennsylvania Insurance Department, as discussed below.
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
As of June 30, 2022, our mortgage insurance subsidiaries maintained claims paying resources of $5.7 billion on a statutory basis, which consist of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves. In addition, our reinsurance programs are designed to provide additional claims-paying resources during times of economic stress and elevated losses. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Radian Guaranty’s Risk-to-capital as of June 30, 2022, was 11.9 to 1. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form. At June 30, 2022, Radian Guaranty had statutory policyholders’ surplus of $572.3 million. This balance includes a $466.1 million benefit from U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury, which mortgage guaranty insurers such as Radian Guaranty may purchase in order to be eligible for a tax deduction, subject to certain limitations, related to amounts required to be set aside in statutory contingency reserves. See Note 16 of Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” in our 2021 Form 10-K for more information.
Radian Guaranty currently is an approved mortgage insurer under the PMIERs. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. At June 30, 2022, Radian Guaranty’s Available Assets under the PMIERs financial requirements totaled approximately $5.2 billion, resulting in a PMIERs Cushion of $1.4 billion, or 38%, over its Minimum Required Assets. Those amounts compare to Available Assets of $5.4 billion and a PMIERs cushion of $2.1 billion, or 62%, at December 31, 2021.
The primary driver of the decrease in Radian Guaranty’s PMIERs Cushion during the six months ended June 30, 2022, was a decrease in Available Assets, primarily due to the $500 million return of capital from Radian Guaranty to Radian Group, as discussed above, partially offset by positive cash flows from operating activities, combined with an increase in Minimum Required Assets.
Our PMIERs Cushion at June 30, 2022, also includes a benefit from the current broad-based application of the Disaster Related Capital Charge that has reduced the total amount of Minimum Required Assets that Radian Guaranty otherwise would have been required to hold against pandemic-related defaults by approximately $200 million and $300 million as of June 30, 2022, and December 31, 2021, respectively, taking into consideration our risk distribution structures in effect as of that date. The application of the Disaster Related Capital Charge has reduced Radian Guaranty’s PMIERs Minimum Required Assets, but we expect this impact will diminish over time. See “Item 1. Business—Regulation—Federal Regulation—GSE Requirements for Mortgage Insurance Eligibility” in our 2021 Form 10-K for more information about the Disaster Related Capital Charge, and for further information, including on the expiration of the COVID-19 Crisis Period.
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
In light of Radian Guaranty’s negative unassigned surplus related to operating losses in prior periods and the ongoing need to set aside contingency reserves, Radian Guaranty is not currently permitted under applicable insurance laws to pay dividends or other distributions without prior approval from the Pennsylvania Insurance Department. Under Pennsylvania’s insurance laws, an insurer must obtain the Pennsylvania Insurance Department’s approval to pay an Extraordinary Distribution. Radian Guaranty sought and received such approval to return capital by paying Extraordinary Distributions to Radian Group, most recently in February 2022. Based on the current strong performance and assuming the continuation of favorable credit performance in our mortgage insurance business, we expect that Radian Guaranty could potentially have positive unassigned surplus by 2023. See Note 16 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for additional information on our Extraordinary Distributions, statutory dividend restrictions and contingency reserve requirements.
Radian Guaranty and Radian Reinsurance are both members of the FHLB. As members, they may borrow from the FHLB, subject to certain conditions, which include requirements to post collateral and to maintain a minimum investment in FHLB stock. Advances from the FHLB may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing for general cash management purposes and for purchases of additional investment securities that have similar durations, for the purpose of generating additional earnings from our investment securities portfolio with limited incremental risk. As of June 30, 2022, there were $184.3 million of FHLB advances outstanding. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
homegenius
As of June 30, 2022, our homegenius segment maintained cash and liquid investments totaling $79.9 million, including $44.8 million held by Radian Title Insurance.
Title insurance companies, including Radian Title Insurance, are subject to comprehensive state regulations, including minimum net worth requirements. Radian Title Insurance was in compliance with all of its minimum net worth requirements at June 30, 2022. In the event the cash flows from operations of the homegenius segment are not adequate to fund all of its needs, including the regulatory capital needs of Radian Title Insurance, Radian Group may provide additional funds to the homegenius segment in the form of an intercompany note or other capital contribution. Amounts provided to Radian Title Insurance are subject to the approval of the Ohio Department of Insurance. Additional capital support may also be required for potential investments in new business initiatives to support our strategy of growing our businesses.
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

Ratings

Subsidiary	Moody’s (1)	S&P (2)	Fitch (3)	Demotech (4)
Radian Group	Baa3	BB+	BBB-	N/A
Radian Guaranty	A3	BBB+	A-	N/A
Radian Reinsurance	N/A	BBB+	N/A	N/A
Radian Title Insurance	N/A	N/A	N/A	A
(1)Based on the July 21, 2022, update, Moody’s outlook for Radian Group and Radian Guaranty is currently Stable.
(2)Based on the May 21, 2021, update, S&P’s outlook for Radian Group, Radian Guaranty and Radian Reinsurance is currently Stable.
(3)Based on the April 27, 2022, release, Fitch’s outlook for Radian Group and Radian Guaranty is currently Stable.
(4)Based on the March 15, 2022, release.

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
Our market risk exposures at June 30, 2022, have not materially changed from those identified in our 2021
Form 10-K.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2022, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
During the three-month period ended June 30, 2022, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuance of Unregistered Securities
During the three months ended June 30, 2022, no equity securities of Radian Group were sold that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended June 30, 2022.

Share repurchase program

($ in thousands, except per-share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
Period
4/1/2022 to 4/30/2022	1,796,465	$21.89	1,795,187	$339,405
5/1/2022 to 5/31/2022	1,795,269	21.29	1,368,396	310,245
6/1/2022 to 6/30/2022	5,917,549	19.51	5,911,213	195,004
Total	9,509,283		9,074,796
(1)Includes 434,487 shares tendered by employees as payment of taxes withheld on the vesting of certain restricted stock awards granted under the Company’s equity compensation plans.
(2)On February 9, 2022, Radian Group’s board of directors approved a share repurchase program authorizing the Company to spend up to $400 million, excluding commissions, to repurchase Radian Group common stock. During the three months ended June 30, 2022, the Company purchased 9.1 million shares at an average price of $20.25, including commissions, under this share repurchase program which expires in February 2024. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase program.
Limitations on Payment of Dividends
There are no restrictions that the Company believes are likely to materially limit the payment of future dividends. The Company is subject to dividend limitations generally applicable to corporations that are incorporated in Delaware. In addition, pursuant to Radian Group’s revolving credit facility and the Parent Guaranty, Radian Group is permitted to pay dividends so long as no event of default exists and the Company is in pro forma compliance with the applicable financial covenants in the agreements on the date a dividend is declared. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details.

Table of Contents Glossary
Item 6. Exhibits

Exhibit Number	Exhibit

+*10.1	Form of Executive Officer 2022 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan
+*10.2	2022 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry
+*10.3	2022 Time-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry
+*10.4	Form of Executive Officer 2022 Time-Based Restricted Stock Unit Grant Agreement under the Radian Group Inc. Equity Compensation Plan
10.5
Master Repurchase Agreement, dated July 15, 2022, among Goldman Sachs Bank USA, a national banking institution, Radian Liberty Funding LLC, a Delaware limited liability company, and Radian Mortgage Capital LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated July 15, 2022, and filed on July 18, 2022)

10.6
Guaranty and Security Agreement dated as of July 15, 2022, made by Radian Mortgage Capital LLC, a Delaware limited liability company, in favor of Goldman Sachs Bank USA, a national banking institution (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated July 15, 2022, and filed on July 18, 2022)

10.7
Guaranty Agreement dated as of July 15, 2022, made by Radian Group Inc., a Delaware corporation, in favor of Goldman Sachs Bank USA, a national banking institution (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated July 15, 2022, and filed on July 18, 2022)

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

Radian Group Inc.

Date:	August 5, 2022	/s/ J. FRANKLIN HALL
J. Franklin Hall
Senior Executive Vice President, Chief Financial Officer

Date:	August 5, 2022	/s/ ROBERT J. QUIGLEY
Robert J. Quigley
Executive Vice President, Controller and Chief Accounting Officer