Form 10-Q
period 2022-09-30
RADIAN GROUP INC
filed 2022-11-04
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 157,025,431 shares of common stock, $0.001 par value per share, outstanding on November 2, 2022.

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
2022 QSR Agreement
Quota share reinsurance arrangement entered into with a panel of third-party reinsurance providers to cede, starting July 1, 2022, a portion of NIW, which includes both Recurring Premium Policies and Single Premium Policies, originated between January 1, 2022, and June 30, 2023

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

ASU	Accounting Standards Update, issued by the FASB to communicate changes to GAAP
Available Assets	As defined in the PMIERs, assets primarily including the most liquid assets of a mortgage insurer, and reduced by, among other items, premiums received but not yet earned and reinsurance funds withheld
BMO	Bank of Montreal, a Canadian Chartered bank acting through its Chicago Branch
Claim Denial	Our legal right, under certain conditions, to deny a claim
Claim Severity	The total claim amount paid divided by the original coverage amount
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
COVID-19	The coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
Cures	Loans that were in default as of the beginning of a period and are no longer in default because payments were received such that the loan is no longer 60 or more days past due
Default to Claim Rate	The percentage of defaulted loans that are assumed to result in a claim
Demotech	Demotech, Inc.
Disaster Related Capital Charge	Under the PMIERs, multiplier of 0.30 applied to the required asset amount factor for each non-performing loan: (i) backed by a property located in a FEMA Designated Area and (ii) either subject to a certain forbearance plan or with an initial default date occurring within a certain timeframe
Eagle Re Issuer(s)	A group of unaffiliated special purpose insurers (VIEs) domiciled in Bermuda, comprising Eagle Re 2018-1 Ltd., Eagle Re 2019-1 Ltd., Eagle Re 2020-1 Ltd., Eagle Re 2021-1 Ltd. and/or Eagle Re 2021-2 Ltd., which provide reinsurance coverage under Radian Guaranty’s Excess-of-Loss Program. The issuers also included Eagle Re 2020-2 Ltd. prior to its termination in September 2022.

Term	Definition
Excess-of-Loss Program	The credit risk protection obtained by Radian Guaranty in the form of excess-of-loss reinsurance, which indemnifies the ceding company against loss in excess of a specific agreed limit, up to a specified sum. The program includes reinsurance agreements with the Eagle Re Issuers in connection with various issuances of mortgage insurance-linked notes. The program also included a separate agreement with a third-party reinsurer, prior to its termination in December 2021, representing a pro rata share of the credit risk alongside the risk assumed by Eagle Re 2018-1 Ltd., an Eagle Re Issuer.
Exchange Act	Securities Exchange Act of 1934, as amended
Extraordinary Distribution	A dividend or distribution of capital that is required to be approved by an insurance company’s primary regulator that is greater than would be permitted as an ordinary distribution (which does not require regulatory approval)
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FEMA	Federal Emergency Management Agency, an agency of the U.S. Department of Homeland Security
FEMA Designated Area	Generally, an area that has been subject to a disaster, designated by FEMA as an individual assistance disaster area for the purpose of determining eligibility for various forms of federal assistance
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
FICO	Fair Isaac Corporation (“FICO”) credit scores, for Radian’s portfolio statistics, represent the borrower’s credit score at origination and, in circumstances where there are multiple borrowers, the lowest of the borrowers’ FICO scores is utilized
Fitch	Fitch Ratings, Inc.
Foreclosure Stage Defaulted Loans	Loans in the stage of default in which a foreclosure sale has been scheduled or held
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	Generally accepted accounting principles in the U.S., as amended from time to time
Goldman Sachs	Goldman Sachs Bank USA
GSE(s)	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
HARP	Home Affordable Refinance Program
homegenius	Radian’s business segment that offers an array of title, real estate and technology products and services to consumers, mortgage lenders, mortgage and real estate investors, GSEs, real estate brokers and agents
IBNR	Losses incurred but not reported
IIF	Insurance in force, equal to the aggregate unpaid principal balances of the underlying loans
LAE	Loss adjustment expenses, which include the cost of investigating and adjusting losses and paying claims
LIBOR	London Inter-bank Offered Rate
LTV	Loan-to-value ratio, calculated as the ratio of the original loan amount to the original value of the property, expressed as a percentage
Minimum Required Asset(s)	A risk-based minimum required asset amount, as defined in the PMIERs, calculated based on net RIF (RIF, net of credits permitted for reinsurance) and a variety of measures related to expected credit performance and other factors, including the impact of the Disaster Related Capital Charge
Model Act	Mortgage Guaranty Insurance Model Act, as issued by the National Association of Insurance Commissioners to establish minimum capital and surplus requirements for mortgage insurers
Monthly and Other Recurring Premiums (or Recurring Premium Policies)	Insurance premiums or policies, respectively, where premiums are paid on a monthly or other installment basis, in contrast to Single Premium Policies

Term	Definition
Monthly Premium Policies	Insurance policies where premiums are paid on a monthly installment basis
Moody’s	Moody’s Investors Service
Mortgage	Radian’s mortgage insurance and risk services business segment, which provides credit-related insurance coverage, principally through private mortgage insurance on residential first-lien mortgage loans, as well as contract underwriting and other credit risk management solutions, to mortgage lending institutions and mortgage credit investors
MPP Requirement	Certain states’ statutory or regulatory risk-based capital requirement that the mortgage insurer must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels
NIW	New insurance written, representing the aggregate original principal amount of the mortgages underlying the Primary Mortgage Insurance
NOL	Net operating loss; for tax purposes, accumulated during years a company reported more tax deductions than taxable income. NOLs may be carried back or carried forward a certain number of years, depending on various factors which can reduce a company’s tax liability.
Persistency Rate	The percentage of IIF that remains in force over a period of time
PMIERs	Private Mortgage Insurer Eligibility Requirements issued by the GSEs under oversight of the FHFA to set forth requirements an approved insurer must meet and maintain to provide mortgage guaranty insurance on loans acquired by the GSEs. The current PMIERs requirements, sometimes referred to as PMIERs 2.0, incorporate the most recent revisions to the PMIERs that became effective on March 31, 2019, as amended.
PMIERs Cushion	Under PMIERs, Radian Guaranty’s excess of Available Assets over Minimum Required Assets
Pool Mortgage Insurance	Insurance that provides a lender or investor protection against default on a group or “pool” of mortgages, rather than on an individual mortgage loan basis, generally subject to an aggregate exposure limit, or “stop loss,” and/or deductible applied to the initial aggregate loan balance of the entire pool, pursuant to the terms of the applicable insurance agreement
Primary Mortgage Insurance	Insurance that provides a lender or investor protection against default on an individual mortgage loan basis, at a specified coverage percentage for each loan, pursuant to the terms of the applicable Master Policy
QSR Program	The Single Premium QSR Program, the 2012 QSR Agreements and the 2022 QSR Agreement, collectively
Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Group	Radian Group Inc., our insurance holding company
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group and our approved insurer under the PMIERs, through which we provide mortgage insurance products and services
Radian Mortgage Capital	Radian Mortgage Capital LLC, a Delaware limited liability company, and an indirect wholly-owned subsidiary of Radian Group, is a mortgage conduit formed to aggregate and then distribute residential mortgage loans into the capital markets through private label securitizations or sell directly to mortgage investors
Radian Reinsurance	Radian Reinsurance Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group, through which we provide mortgage credit risk insurance and reinsurance, including through participation in credit risk transactions issued by the GSEs
Radian Title Insurance	Radian Title Insurance Inc., an Ohio domiciled insurance company and an indirect subsidiary of Radian Group, through which we offer title insurance
RBC States	Risk-based capital states, which are those states that currently impose a statutory or regulatory risk-based capital requirement
Rescission	Our legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies if we determine that a loan did not qualify for insurance
RIF	Risk in force; for Primary Mortgage Insurance, RIF is equal to the underlying loan unpaid principal balance multiplied by the insurance coverage percentage, whereas for Pool Mortgage Insurance, it represents the remaining exposure under the agreements
Risk-to-capital	Under certain state regulations, a maximum ratio of net RIF calculated relative to the level of statutory capital

Term	Definition
RMBS	Residential mortgage-backed securities
RSU	Restricted stock unit
S&P	Standard & Poor’s Financial Services LLC
SaaS	Software-as-a-Service
SAP	Statutory accounting principles and practices, including those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes due 2024	Our 4.500% unsecured senior notes due October 2024 ($450 million original principal amount)
Senior Notes due 2025	Our 6.625% unsecured senior notes due March 2025 ($525 million original principal amount)
Senior Notes due 2027	Our 4.875% unsecured senior notes due March 2027 ($450 million original principal amount)
Single Premium NIW / IIF	NIW or IIF, respectively, on Single Premium Policies
Single Premium Policy / Policies	Insurance policies where premiums are paid in a single payment, which includes policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically shortly after the loans have been originated)
Single Premium QSR Program	The 2016 Single Premium QSR Agreement, the 2018 Single Premium QSR Agreement and the 2020 Single Premium QSR Agreement, collectively
SOFR	Secured Overnight Financing Rate
Statutory RBC Requirement	Risk-based capital requirement imposed by the RBC States, requiring a minimum surplus level and, in certain states, a minimum ratio of statutory capital relative to the level of risk
Surplus Note due 2027	The $100 million 0.0% intercompany surplus note issued by Radian Guaranty to Radian Group, due December 31, 2027
VIE	Variable interest entity

Table of Contents Glossary
Cautionary Note Regarding Forward-Looking Statements
—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements are not guarantees of future performance, and the forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:
■the health of the U.S. housing market generally and changes in economic conditions that impact the size of the insurable mortgage market, the credit performance of our insured mortgage portfolio and our business prospects, including more recently, changes resulting from inflationary pressures, the rising interest rate environment and the risk of a recession and higher unemployment rates, as well as other macroeconomic stresses such as those that may arise from the Russia-Ukraine conflict or other geopolitical events or as a result of the COVID-19 pandemic;
■changes in the way customers, investors, ratings agencies, regulators or legislators perceive our performance, financial strength and future prospects;
■Radian Guaranty’s ability to remain eligible under the PMIERs to insure loans purchased by the GSEs;
■our ability to maintain an adequate level of capital in our insurance subsidiaries to satisfy current and future regulatory requirements;
■changes in the charters or business practices of, or rules or regulations imposed by or applicable to, the GSEs or loans purchased by the GSEs, which may include changes in furtherance of housing policy objectives such as the accessibility and affordability of homeownership for low- and moderate-income borrowers and underrepresented communities, or changes in the requirements for Radian Guaranty to remain an approved insurer to the GSEs, such as changes in the PMIERs or the GSEs’ interpretation and application of the PMIERs or other applicable requirements;
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
■our ability to successfully execute and implement our business plans and strategies, including plans and strategies that may require GSE and/or regulatory approvals and licenses, that are subject to complex compliance requirements that we may be unable to satisfy, or that may expose us to new risks, including those that could impact our capital and liquidity positions;
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
■competition in the private mortgage insurance industry generally, and more specifically: price competition in our mortgage insurance business, including the prevalence of formulaic, granular risk-based pricing methodologies that are less transparent than historical rate-card-based pricing practices; and competition from the FHA and the U.S. Department of Veterans Affairs as well as from other forms of credit enhancement, such as GSE-sponsored alternatives to traditional mortgage insurance;

Table of Contents Glossary
■U.S. political conditions and legislative and regulatory activity (or inactivity), including the adoption of (or failure to adopt) new laws and regulations, or changes in existing laws and regulations, or the way they are interpreted or applied;
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
■the possibility that we may fail to estimate accurately, especially in the event of an extended economic downturn or a period of extreme market volatility and economic uncertainty, the likelihood, magnitude and timing of losses in establishing loss reserves for our mortgage insurance business or to accurately calculate and/or project our Available Assets and Minimum Required Assets under the PMIERs, which will be impacted by, among other things, the size and mix of our IIF, the level of defaults in our portfolio, the reported status of defaults in our portfolio (including whether they are subject to mortgage forbearance, a repayment plan or a loan modification trial period), the level of cash flow generated by our insurance operations and our risk distribution strategies;
■volatility in our financial results caused by changes in the fair value of our assets and liabilities, including with respect to our use of derivatives and within our investment portfolio;
■changes in GAAP or SAP rules and guidance, or their interpretation;
■risks associated with investments to grow our existing businesses, or to pursue new lines of business or new products and services, including our ability and related costs to develop, launch and implement new and innovative technologies and digital products and services, whether these products and services will receive broad customer acceptance or will disrupt existing customer relations, and additional financial risks related to these investments, including required changes in our investment, financing and hedging strategies, risks associated with our increased use of financial leverage, which could expose us to liquidity risks resulting from changes in the fair values of assets, and the risk that we may fail to achieve forecasted results which could result in lower or negative earnings contribution and/or impairment charges associated with intangible assets;
■the effectiveness and security of our information technology systems and digital products and services, including the risk that these systems, products or services fail to operate as expected or planned or expose us to cybersecurity or third-party risks, including due to malware, unauthorized access, cyber-attack, ransomware or other similar events;
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

Table of Contents Glossary
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per-share amounts)	September 30, 2022	December 31, 2021
Assets
Investments (Notes 5 and 6)
Fixed-maturities available for sale—at fair value (amortized cost of $5,535,532 and $5,367,729)	$4,909,232	$5,517,078
Trading securities—at fair value (amortized cost of $146,446 and $234,382)	139,901	256,546
Equity securities—at fair value (cost of $162,320 and $176,229)	145,155	184,245
Short-term investments—at fair value (includes $85,777 and $48,652 of reinvested cash collateral held under securities lending agreements)	392,514	551,508
Other invested assets—at fair value	5,079	4,165
Total investments	5,591,881	6,513,542
Cash	54,701	151,145
Restricted cash	1,107	1,475
Accrued investment income	38,596	32,812
Accounts and notes receivable	174,041	124,016
Reinsurance recoverables (includes $12 and $51 for paid losses)	30,569	67,896
Deferred policy acquisition costs	17,920	16,317
Property and equipment, net	75,740	75,086
Goodwill and other acquired intangible assets, net (Note 7)	16,873	19,593
Prepaid federal income taxes (Note 10)	526,123	354,123
Other assets (Note 9)	458,292	483,180
Total assets	$6,985,843	$7,839,185

Liabilities and stockholders’ equity
Liabilities
Unearned premiums	$285,290	$329,090
Reserve for losses and LAE (Note 11)	483,664	828,642
Senior notes (Note 12)	1,412,473	1,409,473
FHLB advances (Note 12)	153,550	150,983
Reinsurance funds withheld	218,777	228,078
Net deferred tax liability (Note 10)	335,374	337,509
Other liabilities	358,665	296,614
Total liabilities	3,247,793	3,580,389
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($0.001 par value; 485,000 shares authorized; 2022: 176,497 and 157,058 shares issued and outstanding, respectively; 2021: 194,408 and 175,421 shares issued and outstanding, respectively)	176	194
Treasury stock, at cost (2022: 19,440 shares; 2021: 18,987 shares)	(930,396)	(920,798)
Additional paid-in capital	1,513,615	1,878,372
Retained earnings	3,656,870	3,180,935
Accumulated other comprehensive income (loss) (Note 15)	(502,215)	120,093
Total stockholders’ equity	3,738,050	4,258,796
Total liabilities and stockholders’ equity	$6,985,843	$7,839,185
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2022	2021	2022	2021
Revenues
Net premiums earned (Note 8)	$240,222	$249,118	$748,304	$775,746
Services revenue (Note 4)	20,146	37,773	76,775	90,132
Net investment income	51,414	35,960	136,567	110,502
Net gains (losses) on investments and other financial instruments (includes net realized gains (losses) on investments of $(4,139), $14,246, $(8,454) and $18,330) (Note 6)	(16,252)	2,098	(87,578)	12,578
Other income	659	809	1,934	2,607
Total revenues	296,189	325,758	876,002	991,565

Expenses
Provision for losses	(96,964)	17,305	(294,640)	67,096
Policy acquisition costs	5,442	7,924	17,987	21,758
Cost of services	18,717	30,520	66,230	75,381
Other operating expenses	91,327	86,479	271,363	243,210
Interest expense	21,183	21,027	62,860	63,207
Amortization of other acquired intangible assets	1,023	862	2,721	2,587
Total expenses	40,728	164,117	126,521	473,239

Pretax income	255,461	161,641	749,481	518,326
Income tax provision	57,181	35,229	168,877	111,100
Net income	$198,280	$126,412	$580,604	$407,226

Net income per share
Basic	$1.22	$0.68	$3.39	$2.13
Diluted	$1.20	$0.67	$3.34	$2.11

Weighted-average number of common shares outstanding—basic	162,506	186,741	171,116	191,357
Weighted-average number of common and common equivalent shares outstanding—diluted	164,738	188,042	173,618	192,902
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net income	$198,280	$126,412	$580,604	$407,226
Other comprehensive income (loss), net of tax (Note 15)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected losses has not been recognized	(176,391)	(23,394)	(630,348)	(106,286)
Less: Reclassification adjustment for net gains (losses) on investments included in net income
Net realized gains (losses) on disposals and non-credit related impairment losses	(3,281)	3,238	(7,956)	4,490
Net decrease (increase) in expected credit losses	—	—	—	725
Net unrealized gains (losses) on investments	(173,110)	(26,632)	(622,392)	(111,501)
Other adjustments to comprehensive income (loss), net	—	—	84	—
Other comprehensive income (loss), net of tax	(173,110)	(26,632)	(622,308)	(111,501)
Comprehensive income (loss)	$25,170	$99,780	$(41,704)	$295,725
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stockholders’ Equity (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Common stock
Balance, beginning of period	$186	$207	$194	$210
Issuance of common stock under incentive and benefit plans	—	—	2	1
Shares repurchased under share repurchase program (Note 14)	(10)	(7)	(20)	(11)
Balance, end of period	176	200	176	200

Treasury stock
Balance, beginning of period	(930,284)	(920,225)	(920,798)	(910,115)
Repurchases of common stock under incentive plans	(112)	(130)	(9,598)	(10,240)
Balance, end of period	(930,396)	(920,355)	(930,396)	(920,355)

Additional paid-in capital
Balance, beginning of period	1,698,490	2,161,857	1,878,372	2,245,897
Issuance of common stock under incentive and benefit plans	1,525	1,007	3,163	2,944
Share-based compensation	7,714	8,282	31,280	20,996
Shares repurchased under share repurchase program (Note 14)	(194,114)	(158,276)	(399,200)	(256,967)
Balance, end of period	1,513,615	2,012,870	1,513,615	2,012,870

Retained earnings
Balance, beginning of period	3,491,675	2,913,138	3,180,935	2,684,636
Net income	198,280	126,412	580,604	407,226
Dividends and dividend equivalents declared	(33,085)	(26,553)	(104,669)	(78,865)
Balance, end of period	3,656,870	3,012,997	3,656,870	3,012,997

Accumulated other comprehensive income (loss)
Balance, beginning of period	(329,105)	178,856	120,093	263,725
Net unrealized gains (losses) on investments, net of tax	(173,110)	(26,632)	(622,392)	(111,501)
Other adjustments to other comprehensive income (loss)	—	—	84	—
Balance, end of period	(502,215)	152,224	(502,215)	152,224

Total stockholders’ equity	$3,738,050	$4,257,936	$3,738,050	$4,257,936
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash flows from operating activities
Net cash provided by (used in) operating activities	$282,148	$403,304

Cash flows from investing activities
Proceeds from sales of:
Fixed-maturities available for sale	395,976	536,387
Trading securities	8,829	7,952
Equity securities	7,645	29,289
Proceeds from redemptions of:
Fixed-maturities available for sale	663,255	917,027
Trading securities	78,462	11,703
Purchases of:
Fixed-maturities available for sale	(1,238,636)	(1,413,445)
Equity securities	(23,225)	(102,956)
Sales, redemptions and (purchases) of:
Short-term investments, net	168,933	(17,474)
Other assets and other invested assets, net	(534)	6,253
Additions to property and equipment	(12,149)	(8,720)
Net cash provided by (used in) investing activities	48,556	(33,984)

Cash flows from financing activities
Dividends and dividend equivalents paid	(103,721)	(78,165)
Issuance of common stock	1,118	1,225
Repurchases of common stock	(387,111)	(251,482)
Credit facility commitment fees paid	(574)	(710)
Change in secured borrowings, net (with terms three months or less)	60,204	38,241
Proceeds from secured borrowings (with terms greater than three months)	26,568	32,000
Repayments of secured borrowings (with terms greater than three months)	(24,000)	(48,000)
Net cash provided by (used in) financing activities	(427,516)	(306,891)

Increase (decrease) in cash and restricted cash	(96,812)	62,429
Cash and restricted cash, beginning of period	152,620	94,146
Cash and restricted cash, end of period	$55,808	$156,575
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

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
Private mortgage insurance plays an important role in the U.S. housing finance system because it promotes affordable home ownership and helps protect mortgage lenders and mortgage investors, as well as other beneficiaries such as the GSEs, by mitigating default-related losses on residential mortgage loans. Generally, these loans are made to homebuyers who make down payments of less than 20% of the purchase price for their home or, in the case of refinancings, have less than 20% equity in their home. Private mortgage insurance also facilitates the sale of these low down payment loans in the secondary mortgage market, almost all of which are currently sold to the GSEs.
Our total direct primary mortgage IIF and RIF were $259.1 billion and $65.3 billion, respectively, as of September 30, 2022, compared to $246.0 billion and $60.9 billion, respectively, as of December 31, 2021. In addition to providing private mortgage insurance, we have participated in credit risk transfer programs developed by the GSEs as part of their initiative to distribute mortgage credit risk and increase the role of private capital in the mortgage market. Our additional RIF under credit risk transfer transactions, resulting from our participation in these programs with the GSEs, totaled $276.2 million as of September 30, 2022, compared to $417.7 million as of December 31, 2021.
The GSEs and state insurance regulators impose various capital and financial requirements on our mortgage insurance subsidiaries. These include the PMIERs financial requirements as well as risk-to-capital and other risk-based capital measures and surplus requirements. Failure to comply with these capital and financial requirements may limit the amount of insurance that our mortgage insurance subsidiaries write, or may prohibit them from writing insurance altogether. The GSEs and state insurance regulators possess significant discretion with respect to our mortgage insurance subsidiaries and most aspects of their business. See Note 16 for additional information on PMIERs and other regulatory information.
homegenius
Our homegenius segment is primarily a fee-for-service business that offers an array of products and services to market participants across the real estate value chain. Our homegenius products and services include title, real estate and technology products and services offered primarily to consumers, mortgage lenders, mortgage and real estate investors, GSEs, real estate brokers and agents. These products and services help lenders, investors, consumers and real estate agents evaluate, manage, monitor, acquire and sell properties. They include SaaS solutions and platforms, as well as managed services, such as real estate owned asset management, single family rental services and real estate valuation services. In addition, we provide title insurance and non-insurance title, closing and settlement services to mortgage lenders, GSEs and mortgage investors, as well as directly to consumers for residential mortgage loans.
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
The U.S. economy is currently experiencing a high rate of inflation and slower economic growth, with annual inflation reaching a 40-year high in September 2022. Recent actions taken by the U.S. Federal Reserve to increase interest rates in response to these inflationary pressures led to a sharp and significant increase in mortgage interest rates during the first nine months of 2022. The U.S. Federal Reserve raised rates further in the fourth quarter of 2022 and has signaled that it expects to continue to increase rates in future periods. While we expect these interest rate increases to continue to negatively impact certain aspects of our results, including through lower NIW, lower homegenius revenues and lower investment fair values, we also expect to benefit from the rate increases due to higher Persistency Rates that will favorably impact our IIF, as well as through the recognition of higher net investment income. The current economic conditions have negatively impacted the U.S. housing market, which has experienced decreasing home prices in recent months in many markets, significantly reduced

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
refinance activity and a reduced amount of new purchase transactions. Further, risk of a recession and the likelihood of an increase in unemployment rates increase the likelihood that we will experience greater default activity and lower levels of Cures in our mortgage insurance portfolio.
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
Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In August 2018, the FASB issued ASU 2018-12, Financial Services—Insurance—Targeted Improvements to the Accounting for Long-Duration Contracts. The new standard: (i) requires that assumptions used to measure the liability for future policy benefits be reviewed at least annually; (ii) defines and simplifies the measurement of market risk benefits; (iii) simplifies the amortization of deferred acquisition costs; and (iv) enhances the required disclosures about long-duration contracts. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. We continue to evaluate the impact the new accounting guidance will have on our financial statements and disclosures but do not expect the adoption of these amendments to have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Reform on Financial Reporting. This new guidance provides optional expedients and exceptions for applying GAAP requirements to investments, derivatives, or other transactions affected by reference rate reform such as those that impact the assessment of contract modifications. The amendments in this update are optional and may be elected from the date of issuance through December 31, 2022, as reference rate reform activities occur. We continue to monitor the impact the discontinuance of LIBOR

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
and the new accounting guidance will have on our financial statements and disclosures but do not expect the adoption of these amendments to have a material impact on our consolidated financial statements.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, this update introduces new disclosure requirements for equity securities subject to contractual sale restrictions measured at fair value. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated operating results or financial position.
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
The calculation of basic and diluted net income per share is as follows.

Net income per share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2022	2021	2022	2021
Net income—basic and diluted	$198,280	$126,412	$580,604	$407,226

Average common shares outstanding—basic	162,506	186,741	171,116	191,357
Dilutive effect of share-based compensation arrangements	2,232	1,301	2,502	1,545
Adjusted average common shares outstanding—diluted	164,738	188,042	173,618	192,902

Net income per share
Basic	$1.22	$0.68	$3.39	$2.13
Diluted	$1.20	$0.67	$3.34	$2.11
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
We allocate corporate operating expenses to both reportable segments based primarily on each segment’s forecasted annual percentage of total revenue, which approximates the estimated percentage of management time spent on each segment. In addition, we allocate all corporate interest expense to our Mortgage segment, due to the capital-intensive nature of our mortgage insurance business.
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
The reconciliation of adjusted pretax operating income (loss) for our reportable segments to consolidated pretax income (loss) is as follows.

Reconciliation of adjusted pretax operating income (loss) by segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Adjusted pretax operating income (loss)
Mortgage	$295,675	$165,220	$890,036	$534,972
homegenius	(25,536)	(5,557)	(56,732)	(25,208)
Total adjusted pretax operating income for reportable segments (1)	270,139	159,663	833,304	509,764
All Other adjusted pretax operating income	2,581	986	6,397	2,920
Net gains (losses) on investments and other financial instruments	(16,252)	2,098	(87,578)	12,578
Amortization of other acquired intangible assets	(1,023)	(862)	(2,721)	(2,587)
Impairment of other long-lived assets and other non-operating items	16	(244)	79	(4,349)
Consolidated pretax income	$255,461	$161,641	$749,481	$518,326
(1)Includes allocated corporate operating expenses and depreciation expense as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Mortgage
Allocated corporate operating expenses (a)	$32,457	$33,963	$101,903	$94,177
Direct depreciation expense	2,234	2,240	6,803	7,342
homegenius
Allocated corporate operating expenses (b)	$5,555	$4,918	$16,554	$13,635
Direct depreciation expense	646	639	1,932	1,828
(a)Includes allocated depreciation expense of $0.7 million and $2.3 million for the three and nine months ended September 30, 2022, respectively, and $0.8 million and $2.5 million for the three and nine months ended September 30, 2021, respectively.
(b)Includes allocated depreciation expense of $0.2 million and $0.4 million for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2021, respectively.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Revenues
The reconciliation of revenues for our reportable segments to consolidated revenues is as follows.

Reconciliation of revenues by segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Revenues
Mortgage	$281,033	$274,659	$855,262	$862,757
homegenius (1)	25,083	45,091	91,338	104,337
Total revenues for reportable segments	306,116	319,750	946,600	967,094
All Other revenues	6,396	3,996	17,218	12,100
Net gains (losses) on investments and other financial instruments	(16,252)	2,098	(87,578)	12,578
Elimination of inter-segment revenues	(71)	(86)	(238)	(207)
Total revenues	$296,189	$325,758	$876,002	$991,565
(1)Includes immaterial inter-segment revenues for the three and nine months ended September 30, 2022 and 2021.
The table below, which represents total services revenue on our condensed consolidated statements of operations for the periods indicated, represents the disaggregation of services revenue by revenue type.

Services revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
homegenius
Title	$4,714	$12,927	$16,012	$30,383
Real estate
Valuation	6,731	8,435	23,732	19,835
Single family rental	5,430	8,539	20,887	17,610
Real estate owned asset management	750	571	2,302	1,738
Other real estate services	78	67	83	143
Technology
Asset management technology platform	1,134	1,199	3,740	4,225
Other technology services	905	981	2,957	2,964
Mortgage	404	5,027	7,062	13,110
All Other	—	27	—	124
Total services revenue	$20,146	$37,773	$76,775	$90,132
Revenue recognized related to services made available to customers and billed is reflected in accounts and notes receivable. Accounts and notes receivable include $11.9 million and $20.0 million as of September 30, 2022, and December 31, 2021, respectively, related to services revenue contracts. Revenue recognized related to services performed and not yet billed is recorded in unbilled receivables and reflected in other assets. See Note 2 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for information regarding our accounting policies and the services we offer.
5. Fair Value of Financial Instruments
For discussion of our valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 of Notes to Consolidated Financial Statements in our 2021 Form 10-K.
The following tables include a list of assets that are measured at fair value by hierarchy level as of September 30, 2022, and December 31, 2021.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Assets and liabilities carried at fair value by hierarchy level

	September 30, 2022
(In thousands)	Level I	Level II	Level III	Total
Investments
Fixed-maturities available for sale
U.S. government and agency securities	$142,882	$3,782	$—	$146,664
State and municipal obligations	—	142,743	—	142,743
Corporate bonds and notes	—	2,429,325	—	2,429,325
RMBS	—	900,591	—	900,591
CMBS	—	599,478	—	599,478
CLO	—	490,832	—	490,832
Other ABS	—	168,087	—	168,087
Foreign government and agency securities	—	4,970	—	4,970
Mortgage insurance-linked notes (1)	—	26,542	—	26,542
Total fixed-maturities available for sale	142,882	4,766,350	—	4,909,232

Trading securities
State and municipal obligations	—	70,475	—	70,475
Corporate bonds and notes	—	47,802	—	47,802
RMBS	—	7,058	—	7,058
CMBS	—	14,566	—	14,566
Total trading securities	—	139,901	—	139,901

Equity securities	134,907	7,748	2,500	145,155

Short-term investments
State and municipal obligations	—	2,885	—	2,885
Money market instruments	241,866	—	—	241,866
Corporate bonds and notes	—	53,406	—	53,406
Other investments (2)	—	94,357	—	94,357
Total short-term investments	241,866	150,648	—	392,514

Other invested assets (3)	—	—	4,000	4,000

Total investments at fair value (3)	519,655	5,064,647	6,500	5,590,802

Other
Derivative assets	—	56	651	707
Loaned securities and securities sold under repurchase agreements (4)
Corporate bonds and notes	—	40,377	—	40,377
CMBS	—	9,651	—	9,651
CLO	—	7,117	—	7,117
Other ABS	—	2,876	—	2,876
Equity securities	60,366	—	—	60,366
Mortgage insurance-linked notes (1)	—	16,895	—	16,895
Total assets at fair value (3)	$580,021	$5,141,619	$7,151	$5,728,791

Liabilities
Derivative liabilities (5)	$—	$33	$4,601	$4,634
Total liabilities at fair value	$—	$33	$4,601	$4,634

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
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
(4)Securities loaned to third-party borrowers under securities lending agreements or sold under repurchase agreements are classified as other assets in our condensed consolidated balance sheets. See Note 6 for more information.
(5)Consists primarily of embedded derivatives related to our Excess-of-Loss Program, which are classified as other liabilities in our condensed consolidated balance sheets. See Note 8 for more information.

Assets carried at fair value by hierarchy level

	December 31, 2021
(In thousands)	Level I	Level II	Level III	Total
Investments
Fixed-maturities available for sale
U.S. government and agency securities	$192,452	$29,278	$—	$221,730
State and municipal obligations	—	177,257	—	177,257
Corporate bonds and notes	—	2,910,231	—	2,910,231
RMBS	—	705,117	—	705,117
CMBS	—	709,203	—	709,203
CLO	—	530,040	—	530,040
Other ABS	—	211,187	—	211,187
Foreign government and agency securities	—	5,296	—	5,296
Mortgage insurance-linked notes (1)	—	47,017	—	47,017
Total fixed-maturities available for sale	192,452	5,324,626	—	5,517,078

Trading securities
State and municipal obligations	—	94,637	—	94,637
Corporate bonds and notes	—	119,186	—	119,186
RMBS	—	9,438	—	9,438
CMBS	—	33,285	—	33,285
Total trading securities	—	256,546	—	256,546

Equity securities	176,828	7,417	—	184,245

Short-term investments
U.S. government and agency securities	94,665	—	—	94,665
State and municipal obligations	—	12,270	—	12,270
Money market instruments	274,535	—	—	274,535
Corporate bonds and notes	—	65,191	—	65,191
CMBS	—	3,023	—	3,023
Other investments (2)	—	101,824	—	101,824
Total short-term investments	369,200	182,308	—	551,508
Other invested assets (3)	—	—	3,000	3,000
Total investments at fair value (3)	738,480	5,770,897	3,000	6,512,377

Other
Derivative assets (4)	—	—	4,200	4,200
Loaned securities (5)
Corporate bonds and notes	—	65,994	—	65,994
Equity securities	38,002	—	—	38,002
Total assets at fair value (3)	$776,482	$5,836,891	$7,200	$6,620,573
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
(4)Consists primarily of embedded derivatives related to our Excess-of-Loss Program, which are classified as other assets in our condensed consolidated balance sheets. See Note 8 for more information.
(5)Securities loaned to third-party borrowers under securities lending agreements are classified as other assets in our condensed consolidated balance sheets. See Note 6 for more information.
There were no transfers to or from Level III for the three and nine months ended September 30, 2022, or the year ended December 31, 2021. Activity related to Level III assets and liabilities (including realized and unrealized gains and losses, purchases, sales, issuances, settlements and transfers) was immaterial for the three and nine months ended September 30, 2022, and the year ended December 31, 2021.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected liabilities not carried at fair value in our condensed consolidated balance sheets were as follows as of the dates indicated.

Financial liabilities not carried at fair value

	September 30, 2022		December 31, 2021
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes	$1,412,473	$1,336,403	$1,409,473	$1,534,378
FHLB advances	153,550	153,562	150,983	152,117
The fair value of our senior notes is estimated based on quoted market prices. The fair value of our FHLB advances is estimated based on contractual cash flows discounted at current borrowing rates for similar borrowing arrangements. These liabilities are categorized in Level II of the fair value hierarchy. See Note 12 for further information about these borrowings. The fair value of our remaining financial instruments included in other assets and other liabilities in our condensed consolidated balance sheets approximates their carrying amount as of September 30, 2022, and December 31, 2021.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
6. Investments
Available for Sale Securities
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated.

Available for sale securities

	September 30, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Fixed-maturities available for sale
U.S. government and agency securities	$175,175	$—	$(28,511)		$146,664
State and municipal obligations	164,045	—	(21,302)		142,743
Corporate bonds and notes	2,869,400	132	(400,572)		2,468,960
RMBS	1,010,453	522	(110,384)		900,591
CMBS	656,321	4	(47,196)		609,129
CLO	518,261	—	(20,312)		497,949
Other ABS	177,299	26	(6,362)		170,963
Foreign government and agency securities	5,115	—	(145)		4,970
Mortgage insurance-linked notes (1)	45,384	—	(1,947)		43,437
Total securities available for sale, including loaned securities and securities sold under repurchase agreements	5,621,453	$684	$(636,731)	(2)	4,985,406
Less: loaned securities and securities sold under repurchase agreements (3)	85,921				76,174
Total fixed-maturities available for sale	$5,535,532				$4,909,232
(1)Comprises the notes purchased by Radian Group in connection with the Excess-of-Loss Program. See Note 8 for more information.
(2)See “—Gross Unrealized Losses and Related Fair Value of Available for Sale Securities” below for additional details.
(3)Included in other assets in our condensed consolidated balance sheets as further described below. See “—Loaned Securities and Securities Sold Under Repurchase Agreements” below for a discussion of our securities lending and repurchase agreements.

Available for sale securities

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Fixed-maturities available for sale
U.S. government and agency securities	$221,407	$1,719	$(1,396)		$221,730
State and municipal obligations	162,964	14,694	(401)		177,257
Corporate bonds and notes	2,867,063	133,665	(24,886)		2,975,842
RMBS	697,581	14,313	(6,777)		705,117
CMBS	690,827	21,444	(3,068)		709,203
CLO	529,906	1,032	(898)		530,040
Other ABS	210,657	1,142	(612)		211,187
Foreign government and agency securities	5,109	187	—		5,296
Mortgage insurance-linked notes (1)	45,384	1,633	—		47,017
Total securities available for sale, including loaned securities	5,430,898	$189,829	$(38,038)	(2)	5,582,689
Less: loaned securities (3)	63,169				65,611
Total fixed-maturities available for sale	$5,367,729				$5,517,078
(1)Comprises the notes purchased by Radian Group in connection with the Excess-of-Loss Program. See Note 8 for more information.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
(2)See “—Gross Unrealized Losses and Related Fair Value of Available for Sale Securities” below for additional details.
(3)Included in other assets in our condensed consolidated balance sheets as further described below. See “—Loaned Securities and Securities Sold Under Repurchase Agreements” below for a discussion of our securities lending and repurchase agreements.
The following table provides a rollforward of the allowance for credit losses on fixed-maturities available for sale, which relates entirely to corporate bonds and notes for the periods indicated. There was no allowance as of September 30, 2022, or December 31, 2021.

Rollforward of allowance for credit losses on fixed-maturities available for sale

(In thousands)	Nine Months Ended September 30, 2021
Beginning balance	$948
Net decreases in allowance on previously impaired securities	(918)
Reduction for securities sold	(30)
Ending balance	$—
Gross Unrealized Losses and Related Fair Value of Available for Sale Securities
For securities deemed “available for sale” that are in an unrealized loss position and for which an allowance for credit loss has not been established, the following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of September 30, 2022, and December 31, 2021, are loaned securities and securities sold under repurchase agreements that are classified as other assets in our condensed consolidated balance sheets, as further described below.

Unrealized losses on fixed-maturities available for sale by category and length of time

	September 30, 2022
($ in thousands)	Less Than 12 Months			12 Months or Greater			Total
Description of Securities	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
U.S. government and agency securities	16	$94,560	$(22,377)	8	$48,322	$(6,134)	24	$142,882	$(28,511)
State and municipal obligations	57	133,696	(19,265)	7	8,747	(2,037)	64	142,443	(21,302)
Corporate bonds and notes	487	1,992,250	(266,626)	123	451,971	(133,946)	610	2,444,221	(400,572)
RMBS	152	716,471	(80,207)	24	130,465	(30,177)	176	846,936	(110,384)
CMBS	129	517,151	(35,210)	39	86,743	(11,986)	168	603,894	(47,196)
CLO	121	359,365	(14,230)	36	138,584	(6,082)	157	497,949	(20,312)
Other ABS	76	133,593	(3,938)	8	18,850	(2,424)	84	152,443	(6,362)
Mortgage insurance-linked notes	2	43,437	(1,947)	—	—	—	2	43,437	(1,947)
Foreign government and agency securities	1	4,970	(145)	—	—	—	1	4,970	(145)
Total	1,041	$3,995,493	$(443,945)	245	$883,682	$(192,786)	1,286	$4,879,175	$(636,731)

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2021
($ in thousands)	Less Than 12 Months			12 Months or Greater			Total
Description of Securities	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
U.S. government and agency securities	14	$101,602	$(1,165)	2	$6,937	$(231)	16	$108,539	$(1,396)
State and municipal obligations	20	32,721	(401)	—	—	—	20	32,721	(401)
Corporate bonds and notes	209	864,355	(16,799)	34	99,475	(8,087)	243	963,830	(24,886)
RMBS	57	365,476	(6,749)	3	1,543	(28)	60	367,019	(6,777)
CMBS	81	188,457	(2,053)	9	22,050	(1,015)	90	210,507	(3,068)
CLO	84	313,380	(675)	11	35,612	(223)	95	348,992	(898)
Other ABS	54	138,851	(603)	1	631	(9)	55	139,482	(612)
Total	519	$2,004,842	$(28,445)	60	$166,248	$(9,593)	579	$2,171,090	$(38,038)
Given our intent and ability as of September 30, 2022, to hold these securities until recovery of their amortized cost basis, we do not expect to realize a loss on any of our investments in an unrealized loss position. See Note 2 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for information regarding our accounting policy for impairments.
Loaned Securities and Securities Sold Under Repurchase Agreements
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
All of our securities lending agreements are classified as overnight and revolving. Securities collateral on deposit with us from third-party borrowers totaling $20.1 million and $57.8 million as of September 30, 2022, and December 31, 2021, respectively, may not be transferred or re-pledged unless the third-party borrower is in default, and is therefore not reflected in our condensed consolidated financial statements.
In addition, from time to time, we may agree to transfer certain investment securities to a transferee in exchange for cash, while simultaneously entering into an agreement to reacquire the securities on a specified future date for an amount equal to the cash received plus interest. As of September 30, 2022, amounts owed under securities repurchase agreements totaled $23.1 million and are included in other liabilities in our condensed consolidated balance sheets. These amounts were paid in full in October 2022. We report securities pledged under such repurchase agreements at fair value within other assets in our condensed balance sheets, and include those amounts in this Note 6. We did not have any outstanding securities repurchase agreements as of December 31, 2021.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Net Gains (Losses) on Investments and Other Financial Instruments
Net gains (losses) on investments and other financial instruments consisted of the following.

Net gains (losses) on investments and other financial instruments

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net realized gains (losses) on investments sold or redeemed
Fixed-maturities available for sale
Gross realized gains	$411	$5,874	$2,554	$19,588
Gross realized losses	(4,564)	(1,776)	(12,625)	(13,904)
Fixed-maturities available for sale, net	(4,153)	4,098	(10,071)	5,684
Trading securities	(30)	—	(136)	391
Equity securities	—	8,632	1,655	8,405
Other investments	44	1,516	98	3,850
Net realized gains (losses) on investments sold or redeemed	(4,139)	14,246	(8,454)	18,330

Change in unrealized gains (losses) on investments sold or redeemed	29	(7,584)	(2,914)	(7,115)

Net decrease (increase) in expected credit losses	—	—	—	918

Net unrealized gains (losses) on investments still held
Trading securities	(7,398)	(2,659)	(27,892)	(6,011)
Equity securities	(7,256)	(1,086)	(32,249)	6,251
Other investments	(149)	(13)	(490)	1,050
Net unrealized gains (losses) on investments still held	(14,803)	(3,758)	(60,631)	1,290
Total net gains (losses) on investments	(18,913)	2,904	(71,999)	13,423
Net gains (losses) on other financial instruments	2,661	(806)	(15,579)	(845)
Net gains (losses) on investments and other financial instruments	$(16,252)	$2,098	$(87,578)	$12,578
Contractual Maturities
The contractual maturities of fixed-maturities available for sale were as follows.

Contractual maturities of fixed-maturities available for sale

	September 30, 2022
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$105,948	$104,459
Due after one year through five years (1)	1,264,301	1,178,849
Due after five years through 10 years (1)	1,004,494	847,994
Due after 10 years (1)	838,992	632,035
Asset-backed and mortgage-backed securities (2)	2,407,718	2,222,069
Total	5,621,453	4,985,406
Less: loaned securities and securities sold under repurchase agreements	85,921	76,174
Total fixed-maturities available for sale	$5,535,532	$4,909,232
(1)Actual maturities may differ as a result of calls before scheduled maturity.
(2)Includes RMBS, CMBS, CLO, Other ABS and mortgage insurance-linked notes, which are not due at a single maturity date.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Other
For the three and nine months ended September 30, 2022, we did not transfer any securities to or from the available for sale or trading categories.
Our fixed-maturities available for sale include securities totaling $13.1 million and $14.3 million at September 30, 2022, and December 31, 2021, respectively, on deposit and serving as collateral with various state regulatory authorities. Our fixed-maturities available for sale and trading securities also include securities serving as collateral for our FHLB advances. See Note 12 for additional information about our FHLB advances.
7. Goodwill and Other Acquired Intangible Assets, Net
All of our goodwill and other acquired intangible assets relate to our homegenius segment. There was no change to our goodwill balance of $9.8 million during the three and nine months ended September 30, 2022.
The following is a summary of the gross and net carrying amounts and accumulated amortization (including impairment) of our other acquired intangible assets as of the periods indicated.

Other acquired intangible assets

	September 30, 2022			December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$43,550	$(36,931)	$6,619	$43,550	$(34,620)	$8,930
Technology	8,285	(7,980)	305	8,285	(7,675)	610
Licenses	463	(316)	147	463	(212)	251
Total	$52,298	$(45,227)	$7,071	$52,298	$(42,507)	$9,791
We monitor the performance of our homegenius segment each quarter, including as part of our annual goodwill impairment assessment planned for the fourth quarter of 2022. For additional information on our accounting policies for goodwill and other acquired intangible assets, see Notes 2 and 7 of Notes to Consolidated Financial Statements in our 2021 Form 10-K.
8. Reinsurance
In our mortgage insurance and title insurance businesses, we use reinsurance as part of our risk distribution strategy, including to manage our capital position and risk profile. The reinsurance arrangements for our mortgage insurance business include premiums ceded under the QSR Program and the Excess-of-Loss Program. The amount of credit that we receive under the PMIERs financial requirements for our third-party reinsurance transactions is subject to ongoing review and approval by the GSEs.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
The effect of all of our reinsurance programs on our net income is as follows.

Reinsurance impacts on net premiums written and earned

	Net Premiums Written				Net Premiums Earned
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Direct
Mortgage insurance	$243,145	$240,669	$728,171	$734,993	$256,845	$265,378	$771,971	$835,462
Title insurance	5,164	12,570	21,443	27,714	5,165	12,570	21,444	27,714
Total direct	248,309	253,239	749,614	762,707	262,010	277,948	793,415	863,176
Assumed (1)
Mortgage insurance	1,211	1,683	4,081	5,596	1,211	1,683	4,081	5,596
Ceded
Mortgage insurance (2)	(9,278)	(14,236)	(170)	(34,572)	(22,859)	(30,194)	(48,772)	(92,441)
Title insurance	(140)	(319)	(420)	(585)	(140)	(319)	(420)	(585)
Total ceded	(9,418)	(14,555)	(590)	(35,157)	(22,999)	(30,513)	(49,192)	(93,026)
Total net premiums	$240,102	$240,367	$753,105	$733,146	$240,222	$249,118	$748,304	$775,746
(1)Represents premiums from our participation in certain credit risk transfer programs.
(2)Net of profit commission, which is impacted by the level of ceded losses recoverable, if any, on reinsurance transactions. See Note 11 for additional information on our reserve for losses and reinsurance recoverables.

Other reinsurance impacts

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Ceding commissions earned (1)	$4,772	$7,120	$13,330	$25,446
Ceded losses (2)	(9,278)	795	(37,138)	3,463
(1)Ceding commissions earned are primarily related to mortgage insurance and are included as an offset to expenses primarily in other operating expenses on our condensed consolidated statements of operations. Deferred ceding commissions of $30.2 million and $38.6 million are included in other liabilities on our condensed consolidated balance sheets at September 30, 2022, and December 31, 2021, respectively.
(2)Primarily all related to mortgage insurance.
QSR Program
2022 QSR Agreement
In the third quarter of 2022, Radian Guaranty entered into the 2022 QSR Agreement with a panel of third-party reinsurance providers to cede a contractual quota share percent of certain of our NIW, which includes both Recurring Premium Policies and Single Premium Policies (as set forth in the table below), subject to certain conditions, including a limitation on ceded RIF equal to $8.5 billion over the term of the agreement. Radian Guaranty may discontinue ceding new policies under the agreement at the end of any calendar quarter.
Radian Guaranty receives a ceding commission for ceded premiums earned pursuant to these transactions. Radian Guaranty is also entitled to receive a profit commission quarterly, subject to a final annual re-calculation, provided that the loss ratio on the loans covered under the agreement generally remains below the applicable prescribed thresholds. Losses on the ceded risk up to these thresholds reduce Radian Guaranty’s profit commission on a dollar-for-dollar basis.
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
As of January 1, 2022, Radian Guaranty is no longer ceding NIW under the Single Premium QSR Program.
The following table sets forth additional details regarding the QSR Program.

QSR Program (1)

	2022 QSR Agreement	2020 Single Premium QSR Agreement	2018 Single Premium QSR Agreement	2016 Single Premium QSR Agreement
NIW policy dates	Jan 1, 2022- June 30, 2023	Jan 1, 2020- Dec 31, 2021	Jan 1, 2018- Dec 31, 2019	Jan 1, 2012- Dec 31, 2017
Effective date	July 1, 2022	January 1, 2020	January 1, 2018	January 1, 2016
Scheduled termination date	June 30, 2033	December 31, 2031	December 31, 2029	December 31, 2027
Optional termination date (2)	July 1, 2026	January 1, 2024	January 1, 2022	January 1, 2020
Quota share %	20%	65%	65%	18% - 57% (3)
Ceding commission %	20%	25%	25%	25%
Profit commission %	Up to 59%	Up to 56%	Up to 56%	Up to 55%

(In millions)	As of September 30, 2022
RIF ceded	$2,710	$2,038	$917	$1,319

(In millions)	As of December 31, 2021
RIF ceded	$—	$2,137	$1,021	$1,698
(1)Excludes the 2012 QSR Agreements, for which RIF ceded is no longer material.
(2)Radian Guaranty has the option, based on certain conditions and subject to a termination fee, to terminate any of the agreements at the end of any calendar quarter on or after the applicable optional termination date. If Radian Guaranty exercises this option in the future, it would result in Radian Guaranty reassuming the related RIF in exchange for a net payment to the reinsurers calculated in accordance with the terms of the applicable agreement. Radian Guaranty also may terminate any of the agreements prior to the scheduled termination date under certain circumstances, including if one or both of the GSEs no longer grant full PMIERs credit for the reinsurance.
(3)Effective December 31, 2017, we amended the 2016 Single Premium QSR Agreement to increase the amount of ceded risk on performing loans under the agreement from 35% to 65% for the 2015 through 2017 vintages. Loans included in the 2012 through 2014 vintages, and any other loans subject to the agreement that were delinquent at the time of the amendment, were unaffected by the change and therefore the amount of ceded risk for those loans continues to range from 20% to 35%. Effective September 30, 2022, one reinsurer terminated its interest in the 2016 Single Premium QSR Agreement in exchange for participating in the 2022 QSR Agreement. As a result, the portions ceded under this agreement declined from 20% to 65% to approximately 18% to 57% as of September 30, 2022.
Excess-of-Loss Program
Radian Guaranty has entered into six fully collateralized reinsurance arrangements with the Eagle Re Issuers. For the respective coverage periods, Radian Guaranty retains the first-loss layer of aggregate losses, as well as any losses in excess of the outstanding reinsurance coverage amounts. The Eagle Re Issuers provide second layer coverage up to the outstanding coverage amounts. For each of these six reinsurance arrangements, the Eagle Re Issuers financed their coverage by issuing mortgage insurance-linked notes to eligible capital markets investors in unregistered private offerings. The aggregate excess-of-loss reinsurance coverage for these arrangements decreases over the maturity period of the mortgage insurance-linked notes (either a 10-year or 12.5-year period depending on the transaction) as the principal balances of the underlying covered mortgages decrease and as any claims are paid by the applicable Eagle Re Issuer or the mortgage insurance is canceled. Radian Guaranty has rights to terminate the reinsurance agreements upon the occurrence of certain events, including an optional call feature that provides Radian Guaranty the right to terminate the transaction on or after the optional call date (5 or 7 years after the issuance of the insurance-linked notes depending on the transaction) and a right to exercise an optional clean-up call if the outstanding principal amount of the related insurance-linked notes falls below 10% of the initial principal balance of the related insurance-linked notes.

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
Effective September 26, 2022, Radian Guaranty exercised its optional clean-up call right to terminate Radian Guaranty’s excess-of-loss reinsurance agreement with Eagle Re 2020-2 Ltd. In connection with the termination of Radian Guaranty’s excess-of-loss reinsurance agreement with Eagle Re 2020-2 Ltd., the insurance-linked notes issued by Eagle Re 2020-2 Ltd. were redeemed in full with a distribution of remaining collateral assets.
The following tables set forth additional details regarding the Excess-of-Loss Program as of September 30, 2022, and December 31, 2021.

Excess-of-Loss Program (1)

(In millions)	Eagle Re 2021-2 Ltd.	Eagle Re 2021-1 Ltd. (2)	Eagle Re 2020-1 Ltd.	Eagle Re 2019-1 Ltd.	Eagle Re 2018-1 Ltd.
Issued	November 2021	April 2021	February 2020	April 2019	November 2018
NIW policy dates	Jan 1, 2021- Jul 31, 2021	Aug 1, 2020- Dec 31, 2020	Jan 1, 2019- Sep 30, 2019	Jan 1, 2018- Dec 31, 2018	Jan 1, 2017- Dec 31, 2017
Initial RIF	$10,758	$11,061	$9,866	$10,705	$9,109
Initial coverage	484	498	488	562	434
Initial first layer retention	242	221	202	268	205

(In millions)	As of September 30, 2022
RIF	$9,394	$8,223	$2,510	$1,849	$1,596
Remaining coverage	484	401	394	385	276
First layer retention	242	221	202	263	201

(In millions)	As of December 31, 2021
RIF	$10,379	$9,496	$3,241	$2,429	$2,117
Remaining coverage	484	498	488	385	276
First layer retention	242	221	202	264	201
(1)Excludes Eagle Re 2020-2 Ltd., which was terminated in September 2022, as further discussed above.
(2)Radian Group purchased $45.4 million original principal amount of these mortgage insurance-linked notes, which are included in fixed-maturities available for sale on our condensed consolidated balance sheet at September 30, 2022. See Notes 5 and 6 for additional information.
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
The Eagle Re Issuers represent our only VIEs as of September 30, 2022, and December 31, 2021. The following table presents the total assets and liabilities of the Eagle Re Issuers as of the dates indicated.

Total VIE assets and liabilities of Eagle Re Issuers (1)

(In thousands)	September 30, 2022	December 31, 2021
Eagle Re 2021-2 Ltd.	$484,122	$484,122
Eagle Re 2021-1 Ltd.	401,377	497,735
Eagle Re 2020-2 Ltd. (2)	—	143,986
Eagle Re 2020-1 Ltd.	394,306	488,385
Eagle Re 2019-1 Ltd.	384,603	384,602
Eagle Re 2018-1 Ltd.	275,718	275,718
Total	$1,940,126	$2,274,548
(1)Assets held by the Eagle Re Issuers are required to be invested in U.S. government money market funds, cash or U.S. Treasury securities. Liabilities of the Eagle Re Issuers consist of their mortgage insurance-linked notes, as described above. Assets and liabilities are equal to each other for each of the Eagle Re Issuers.
(2)In September 2022, the excess-of-loss reinsurance agreement with Eagle Re 2020-2 Ltd. was terminated, as further discussed above.
Other Collateral
Although we use reinsurance as one of our risk management tools, reinsurance does not relieve us of our obligations to our policyholders. In the event the reinsurers are unable to meet their obligations to us, our insurance subsidiaries would be liable for any defaulted amounts. However, consistent with the PMIERs reinsurer counterparty collateral requirements, Radian Guaranty’s reinsurers have established trusts to help secure our potential cash recoveries. In addition to the total VIE assets of the Eagle Re Issuers discussed above, the amount held in reinsurance trusts was $173.8 million as of September 30, 2022, compared to $167.9 million as of December 31, 2021.
In addition, primarily for the Single Premium QSR Program, Radian Guaranty holds amounts related to ceded premiums written to collateralize the reinsurers’ obligations, which is reported in reinsurance funds withheld on our condensed consolidated balance sheets. Any loss recoveries and profit commissions paid to Radian Guaranty related to the Single Premium QSR Program are expected to be realized from this account.
See Note 8 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for more information about our reinsurance transactions.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
9. Other Assets
The following table shows the components of other assets as of the dates indicated.

Other assets

(In thousands)	September 30, 2022	December 31, 2021
Prepaid reinsurance premiums (1)	$153,072	$201,674
Loaned securities and securities sold under repurchase agreements (Note 5)	137,282	103,996
Company-owned life insurance (2)	104,712	113,386
Right-of-use assets	30,653	31,878
Other	32,573	32,246
Total other assets	$458,292	$483,180
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
10. Income Taxes
As of September 30, 2022, and December 31, 2021, our current federal income tax liability was $24.3 million and $19.9 million, respectively, and is included as a component of other liabilities in our condensed consolidated balance sheets.
We are required to establish a valuation allowance against our deferred tax assets when it is more likely than not that all or some portion of our deferred tax assets will not be realized. At each balance sheet date, we assess our need for a valuation allowance, and this assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our deferred tax assets will be realized in future periods. Certain entities within our consolidated group have generated deferred tax assets relating primarily to state and local NOL carryforwards, which, if unutilized, will expire during various future tax periods. We have determined that certain of these entities may continue to generate taxable losses on a separate company basis in the near-term and may not be able to fully utilize certain of their state and local NOLs on their state and local tax returns. Therefore, we have concluded a valuation allowance is required with respect to deferred tax assets relating to these state and local NOLs and other state timing adjustments. As of September 30, 2022, and December 31, 2021, this valuation allowance was $85.1 million and $83.4 million, respectively. In addition, as of September 30, 2022, we have generated deferred tax assets related to unrealized capital losses, and we consider it more likely than not that these assets will be realized. We will continue to monitor the level of these losses and our overall ability to realize the related deferred tax assets in the coming quarters.
As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Internal Revenue Code Section 832(e) for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that, in conjunction with quarterly federal tax payment due dates, we purchase non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. As of September 30, 2022, and December 31, 2021, we held $526.1 million and $354.1 million, respectively, of these bonds, which are included as prepaid federal income taxes in our condensed consolidated balance sheets. The corresponding deduction of our statutory contingency reserves resulted in the recognition of a net deferred tax liability. See Note 16 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for additional information about our U.S. Mortgage Guaranty Tax and Loss Bonds.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (the “IRA”), which, among other things, implemented a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases that occur after December 31, 2022, and several tax incentives to promote clean energy. Currently, we do not believe that this new minimum tax or the other income tax provisions of the IRA will have a material impact on our consolidated financial statements.
For additional information on our income taxes, including our accounting policies, see Notes 2 and 10 of Notes to Consolidated Financial Statements in our 2021 Form 10-K.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
11. Losses and LAE
Our reserve for losses and LAE, at the end of each period indicated, consisted of the following.

Reserve for losses and LAE

(In thousands)	September 30, 2022	December 31, 2021
Primary case	$454,726	$790,380
Primary IBNR and LAE	13,672	22,745
Pool and other	9,349	10,011
Mortgage insurance	477,747	823,136
Title insurance	5,917	5,506
Total reserve for losses and LAE	$483,664	$828,642
For the periods indicated, the following table presents information relating to our mortgage insurance reserve for losses, including our IBNR reserve and LAE.

Rollforward of mortgage insurance reserve for losses

	Nine Months Ended September 30,
(In thousands)	2022	2021
Balance at beginning of period	$823,136	$844,107
Less: Reinsurance recoverables (1)	66,676	71,769
Balance at beginning of period, net of reinsurance recoverables	756,460	772,338
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	115,159	119,823
Prior years	(411,024)	(53,947)
Total incurred	(295,865)	65,876
Deduct: Paid claims and LAE related to:
Current year (2)	381	499
Prior years	12,123	24,431
Total paid	12,504	24,930
Balance at end of period, net of reinsurance recoverables	448,091	813,284
Add: Reinsurance recoverables (1)	29,656	74,737
Balance at end of period	$477,747	$888,021
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
New primary default notices totaled 27,003 for the nine months ended September 30, 2022, compared to 28,128 for the nine months ended September 30, 2021, representing a decrease of 4%. Our gross Default to Claim Rate assumption applied to new defaults was 8.0% as of both September 30, 2022, and September 30, 2021, as we continue to closely monitor the trends in Cures and claims paid for our default inventory, while also weighing the risks and uncertainties associated with the

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
current economic environment. As a result, the decrease in new default notices was the primary driver of the decrease in losses incurred related to current year defaults for the nine months ended September 30, 2022, as compared to the same period in the prior year.
Our provision for losses during both the first nine months of 2022 and 2021 was positively impacted by favorable reserve development on prior year defaults, primarily as a result of more favorable trends in Cures than originally estimated due to favorable outcomes resulting from mortgage forbearance programs implemented in response to the COVID-19 pandemic as well as positive trends in home price appreciation. These favorable observed trends resulted in reductions in our Default to Claim Rate assumptions for prior year default notices, particularly for those defaults first reported in 2020 following the start of the COVID-19 pandemic.
Claims Paid
Total claims paid decreased for the nine months ended September 30, 2022, compared to the same period in 2021. The decrease in claims paid is primarily attributable to a reduction in payments made to settle certain previously disclosed legal proceedings.
For additional information about our Reserve for Losses and LAE, including our accounting policies, see Notes 2 and 11 of Notes to Consolidated Financial Statements in our 2021 Form 10-K.
12. Borrowings and Financing Activities
The carrying value of our debt at September 30, 2022, and December 31, 2021, was as follows.

Borrowings

(In thousands)	September 30, 2022		December 31, 2021
Senior notes
Senior Notes due 2024	$447,506		$446,631
Senior Notes due 2025	519,817		518,405
Senior Notes due 2027	445,150		444,437
Total senior notes	$1,412,473		$1,409,473

FHLB advances
FHLB advances due 2022	$51,765		$71,050
FHLB advances due 2023	52,994		52,995
FHLB advances due 2024	32,371	(1)	13,954
FHLB advances due 2025	9,984		9,984
FHLB advances due 2027	6,436		3,000
Total FHLB advances	$153,550		$150,983
(1)Includes $13.4 million of floating-rate advances.
FHLB Advances
As of September 30, 2022, we had: (i) $140.1 million of fixed-rate advances outstanding with a weighted average interest rate of 1.06% and (ii) $13.4 million of floating-rate advances outstanding with a weighted average interest rate of 2.78%, which resets daily based on changes in SOFR. Interest on the FHLB advances is payable quarterly, or at maturity if the term of the advance is less than 90 days. Principal is due at maturity. For obligations with maturities greater than or equal to 90 days, we may prepay the debt at any time, subject to a prepayment fee calculation.
The principal balance of the FHLB advances are required to be collateralized by eligible assets with a market value that must be maintained generally within a minimum range of 103% to 114% of the amount borrowed, depending on the type of assets pledged. Our fixed-maturities available for sale and trading securities include securities totaling $172.2 million and $167.3 million at September 30, 2022, and December 31, 2021, respectively, which serve as collateral for our FHLB advances to satisfy this requirement. See Note 12 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for additional information about our FHLB advances.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Revolving Credit Facility
Radian Group has in place a $275 million unsecured revolving credit facility with a syndicate of bank lenders. As of September 30, 2022, Radian Group was in compliance with all of the revolving credit facility covenants, and there were no amounts outstanding. For more information regarding our revolving credit facility, including certain of its terms and covenants, see Note 12 of Notes to Consolidated Financial Statements in our 2021 Form 10-K.
Mortgage Financing Facilities
On July 15, 2022, Radian Mortgage Capital and its wholly-owned subsidiary Radian Liberty Funding LLC (“Liberty”) entered into a $300 million Master Repurchase Agreement (the “Goldman Sachs Master Repurchase Agreement”) among Liberty, Goldman Sachs and Radian Mortgage Capital, pursuant to which Liberty may from time to time sell to Goldman Sachs, and later repurchase, certain Participation Interests (as defined in the Goldman Sachs Master Repurchase Agreement) in residential mortgage loan assets. The Goldman Sachs Master Repurchase Agreement will terminate on July 14, 2023, unless extended or terminated earlier.
On September 28, 2022, Radian Mortgage Capital entered into a $300 million Master Repurchase Agreement (the “BMO Master Repurchase Agreement” and, together with the Goldman Sachs Master Repurchase Agreement, the “Master Repurchase Agreements”) with BMO, pursuant to which Radian Mortgage Capital may from time to time sell to BMO, and later repurchase, certain residential mortgage loan assets. The BMO Master Repurchase Agreement will expire on September 27, 2023, unless the agreement is extended or terminated earlier.
Both Master Repurchase Agreements are uncommitted, and Goldman Sachs and BMO are under no obligation to fund the purchase of any residential mortgage loan assets under their respective agreements. In the event Goldman Sachs or BMO advances funds to purchase residential mortgage loan assets, the amount of such advances generally will be calculated as a percentage of the unpaid principal balance or market value of the residential mortgage loan assets, depending on the credit characteristics of the loans being purchased.
The Master Repurchase Agreements contain provisions that provide Goldman Sachs and BMO, respectively, with certain rights in the event of a decline in the market value of the purchased residential mortgage loan assets. Under these provisions, Liberty or Radian Mortgage Capital, as applicable, may be required to transfer cash or additional eligible residential mortgage loan assets with an aggregate market value that is equal to the difference between the value of the residential mortgage loan assets then subject to the applicable Master Repurchase Agreement and a minimum threshold amount.
Radian Group has entered into two guaranty agreements (each, a “Parent Guaranty” and together, the “Parent Guarantees”) to guaranty the obligations of certain of its subsidiaries in connection with the two separate $300 million Master Repurchase Agreements described above.
Pursuant to the Parent Guarantees, Radian Group is subject to negative and affirmative covenants customary for this type of financing transaction, including, among others, limitations on the incurrence of debt and restrictions on certain transactions with affiliates, payments and investments and various financial covenants that the Company must remain in compliance with, including those related to: (i) the total adjusted capital of the Company’s primary mortgage insurance subsidiaries, Radian Guaranty and Radian Reinsurance; (ii) the Company’s minimum consolidated net worth; and (iii) the Company’s maximum Debt-to-Total Capitalization Ratio (as defined in the Parent Guarantees). The covenants and financial covenants in the Parent Guarantees are generally consistent with the comparable covenants in the Company’s revolving credit facility, including with respect to the payment of dividends on shares of its common stock which are permitted under the revolving credit facility and the Master Repurchase Agreements so long as no default or event of default exists and the Company is in pro forma compliance with the applicable financial covenants on the date a dividend is declared.
As of September 30, 2022, Radian Group was in compliance with all of the Master Repurchase Agreements’ covenants, and there were no amounts outstanding.
13. Commitments and Contingencies
Legal Proceedings
We are routinely involved in a number of legal actions and proceedings, including reviews, audits, inquiries, information-gathering requests and investigations by various regulatory entities, as well as litigation and other disputes arising in the ordinary course of our business. Legal actions and proceedings could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business.
Management believes, based on current knowledge and after consultation with counsel, that the outcome of currently pending or threatened actions will not have a material adverse effect on our consolidated financial condition. The outcome of legal actions and proceedings is inherently uncertain, and it is possible that any one or more matters could have an adverse effect on our liquidity, financial condition or results of operations for any particular period.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Lease Liability
Our lease liability represents the present value of future lease payments over the lease term. Our operating lease liability was $50.8 million and $53.5 million as of September 30, 2022, and December 31, 2021, respectively, and is classified in other liabilities in our condensed consolidated balance sheets.
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
During the three and nine months ended September 30, 2022, the Company purchased 9.5 million and 19.5 million shares at an average price of $20.53 and $20.52 per share, including commissions, respectively. As of September 30, 2022, purchase authority of up to $1.0 million remained available under this program.
During October, the Company utilized the remaining repurchase authorization under this share repurchase program by purchasing an additional 49 thousand shares of its common stock at an average price of $19.81 per share, including commissions.
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

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Information with regard to RSUs to be settled in stock for the periods indicated is as follows.

Rollforward of RSUs

	Performance-Based		Time-Vested
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2021 (1)	2,340,673	$16.76	1,808,551	$15.51
Granted (2)	643,740	$20.09	567,237	$21.06
Performance adjustment (3)	197,534	$—	—	$—
Vested (4)	(796,479)	$18.35	(458,034)	$18.89
Forfeited	(5,969)	$18.60	(8,778)	$20.10
Outstanding, September 30, 2022 (1)	2,379,499	$17.61	1,908,976	$16.33
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
(4)Represents amounts vested during the year, including the impact of performance adjustments for performance-based awards.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
15. Accumulated Other Comprehensive Income (Loss)
The following tables show the rollforward of accumulated other comprehensive income (loss) as of the periods indicated.

Rollforward of accumulated other comprehensive income (loss)

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(416,589)	$(87,484)	$(329,105)	$152,016	$31,923	$120,093
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	(223,279)	(46,888)	(176,391)	(797,908)	(167,560)	(630,348)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(4,153)	(872)	(3,281)	(10,071)	(2,115)	(7,956)
Net unrealized gains (losses) on investments	(219,126)	(46,016)	(173,110)	(787,837)	(165,445)	(622,392)
Other adjustments to comprehensive income (loss), net	—	—	—	106	22	84
Other comprehensive income (loss)	(219,126)	(46,016)	(173,110)	(787,731)	(165,423)	(622,308)
Balance at end of period	$(635,715)	$(133,500)	$(502,215)	$(635,715)	$(133,500)	$(502,215)

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$226,400	$47,544	$178,856	$333,829	$70,104	$263,725
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	(29,613)	(6,219)	(23,394)	(134,539)	(28,253)	(106,286)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	4,099	861	3,238	5,684	1,194	4,490
Net decrease (increase) in expected credit losses	—	—	—	918	193	725
Net unrealized gains (losses) on investments	(33,712)	(7,080)	(26,632)	(141,141)	(29,640)	(111,501)
Other comprehensive income (loss)	(33,712)	(7,080)	(26,632)	(141,141)	(29,640)	(111,501)
Balance at end of period	$192,688	$40,464	$152,224	$192,688	$40,464	$152,224
(1)Included in net gains (losses) on investments and other financial instruments on our condensed consolidated statements of operations.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
16. Statutory Information
Our insurance subsidiaries’ statutory net income for the year-to-date periods ended September 30, 2022 and 2021, and statutory policyholders’ surplus as of September 30, 2022, and December 31, 2021, were as follows.

Statutory net income

	Nine Months Ended September 30,
(In thousands)	2022	2021
Radian Guaranty	$864,681	$516,866
Radian Reinsurance	2,724	8,765
Other mortgage subsidiaries	1,826	777
Radian Title Insurance	2,500	4,777

Statutory policyholders’ surplus

(In thousands)	September 30, 2022	December 31, 2021
Radian Guaranty	$738,625	$778,148
Radian Reinsurance	292,121	327,118
Other mortgage subsidiaries	16,246	14,524
Radian Title Insurance	39,241	36,599
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a maximum ratio of net RIF relative to statutory capital, or Risk-to-capital. There are 16 RBC States that currently impose a Statutory RBC Requirement. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, a mortgage insurer must satisfy a MPP Requirement. Radian Guaranty was in compliance with all applicable Statutory RBC Requirements and MPP Requirements in each of the RBC States as of September 30, 2022. Radian Guaranty’s Risk-to-capital was 11.1:1 as of both September 30, 2022, and December 31, 2021. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves. Our other mortgage insurance and title insurance subsidiaries were also in compliance with all statutory and counterparty capital requirements as of September 30, 2022.
In addition, in order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. At September 30, 2022, Radian Guaranty is an approved mortgage insurer under the PMIERs and is in compliance with the current PMIERs financial requirements.
State insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations. As of September 30, 2022, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $4.3 billion of our consolidated net assets.
In light of Radian Guaranty’s negative unassigned surplus related to operating losses in prior periods and the ongoing need to set aside contingency reserves, which totaled $4.2 billion as of September 30, 2022, Radian Guaranty is not currently permitted under applicable insurance laws to pay ordinary dividends or other distributions to Radian Group without prior approval from the Pennsylvania Insurance Department. In February 2022, the Pennsylvania Insurance Department provided such approval for a $500 million return of capital from Radian Guaranty to Radian Group, which was paid on February 11, 2022, in cash and marketable securities. This transfer was approved as an Extraordinary Distribution in the form of a return of paid-in capital and resulted in a $500 million decrease in Radian Guaranty’s statutory policyholders’ surplus. Based on the current performance and assuming the continuation of favorable credit performance in our mortgage insurance business, we expect that Radian Guaranty could potentially have positive unassigned surplus by early 2023.
Radian Reinsurance has positive unassigned surplus, and as a result, Radian Reinsurance paid an ordinary dividend of $32.5 million to Radian Group in September 2022.
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
The following analysis of our financial condition and results of operations for the three and nine months ended September 30, 2022, provides information that evaluates our financial condition as of September 30, 2022, compared with December 31, 2021, and our results of operations for the three and nine months ended September 30, 2022, compared to the same periods last year.
Certain terms and acronyms used throughout this report are defined in the Glossary of Abbreviations and Acronyms included as part of this report. In addition, investors should review the “Cautionary Note Regarding Forward-Looking Statements—Safe Harbor Provisions” herein, and “Item 1A. Risk Factors” in our 2021 Form 10-K for a discussion of those risks and uncertainties that have the potential to adversely affect our business, financial condition, results of operations, cash flows or prospects. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. See “Overview” below and Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Overview
We are a diversified mortgage and real estate business with two reportable business segments—Mortgage and homegenius.
Our Mortgage segment aggregates, manages and distributes U.S. mortgage credit risk for the benefit of mortgage lending institutions and mortgage credit investors, principally through private mortgage insurance on residential first-lien mortgage loans, and also provides contract underwriting and other credit risk management solutions to our customers. Our homegenius segment offers an array of title, real estate and technology products and services to consumers, mortgage lenders, mortgage and real estate investors, GSEs, real estate brokers and agents.
Current Operating Environment
As a seller of mortgage credit protection and other mortgage and credit risk management solutions and real estate products and services, our business results are subject to macroeconomic conditions and other events that impact the housing, housing finance and related real estate markets, the credit performance of our mortgage insurance portfolio and our future business opportunities, as well as seasonal fluctuations that specifically affect the mortgage origination environment. The performance of our Mortgage business is particularly influenced by housing prices, inflationary pressures, interest rate changes, unemployment levels, the availability of credit, national and regional economic conditions and other events that impact housing and real estate markets generally, mortgage originations and the ability of borrowers to remain current on their mortgages, most of which are beyond our control.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The U.S. economy is currently experiencing a high rate of inflation, with annual inflation reaching a 40-year high in September 2022, as well as slower economic growth, declining home prices and the risk of a recession and higher unemployment rates. Recent actions taken by the U.S. Federal Reserve to increase interest rates in response to the inflationary trends that started in 2021 have resulted in a sharp and significant increase in mortgage interest rates during the first nine months of 2022, with mortgage rates more than doubling to over 7% at the end of October 2022. The U.S. Federal Reserve raised rates further in the fourth quarter of 2022 and has signaled that it expects to continue to increase rates in future periods. These economic conditions have negatively impacted the U.S. housing market, broadly reducing refinance activity and new purchase transactions and resulting in decreasing home prices in recent months in many markets. As further discussed below, we expect that the current economic environment will continue to negatively impact certain aspects of our results, including lower NIW, lower homegenius revenues, higher mortgage insurance defaults and lower investment fair values. At the same time, we also expect to benefit from the higher interest rate environment through higher Persistency Rates that will favorably impact our IIF, as well as through the recognition of higher net investment income, as further discussed below.
In light of the current economic and operating environments, throughout the year we have taken steps to align our workforce to the current and expected needs of the business. As such, we expect to end the year with between approximately 20% to 25% fewer employees than we had at year end 2021.
The cooling effect of current economic conditions on U.S. housing markets throughout 2022 has resulted in a smaller insurable market compared to 2021, reducing our NIW. We wrote NIW of $55.1 billion in the first nine months of 2022, a decrease of 19.2% compared to our NIW in the first nine months of 2021. We expect these conditions to continue to negatively impact our NIW volumes in future periods. Longer-term, however, we continue to believe that the housing market fundamentals and outlook remain favorable, including demographics supporting growth in the population of first-time homebuyers and a constrained supply of homes available for sale. While the recent increases in mortgage interest rates have significantly reduced refinance demand, they have also resulted in a decrease in policy cancellations, which has increased our Persistency Rate, and in turn contributed to growth in our IIF. See “Mortgage Insurance Portfolio” for additional details on our NIW and IIF.
The same inflationary pressures and rising interest rate environment that are impacting mortgage refinance demand and our NIW are also impacting our homegenius business, including a significant decrease in our title revenues beginning in the second quarter of 2022, due to the rapid decline in industrywide refinance volumes. The current macroeconomic trends, and the corresponding softening in demand for home sales and mortgage refinancings, are expected to also impact the market demand for our new proprietary digital real estate products and services, which in some cases, have been delayed by longer than anticipated launch timelines.
The recent sharp increases in interest rates also materially affected the fair value of our investment portfolio in the nine months ended September 30, 2022, resulting in significant unrealized losses on investments. Given our intent and ability as of September 30, 2022, to hold these securities until recovery of their amortized cost basis, we do not expect to realize a loss on any of our investments in an unrealized loss position. The decrease in the fair value of our investments due to higher market interest rates negatively affected our net income and stockholders’ equity during the three and nine months ended September 30, 2022. Conversely, this higher interest rate environment resulted in the recognition of higher net investment income in the second and third quarters of 2022, which is expected to continue in future periods. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about our investments.
The onset of the COVID-19 pandemic resulted in a significant increase in unemployment which had a negative impact on the economy and, as a result, we experienced a material increase in new defaults in 2020, substantially all of which related to defaults of loans subject to mortgage forbearance programs implemented in response to the COVID-19 pandemic. Beginning in the second quarter of 2020, the increase in the number of new mortgage defaults resulting from the COVID-19 pandemic had a negative effect on our results of operations and our reserve for losses. However, subsequent trends in Cures have been more favorable than original expectations, resulting in favorable loss reserve development on prior period defaults in 2021 and in the three and nine months ended September 30, 2022. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our reserve for losses.
As noted above, following the start of the pandemic, we experienced a material increase in new defaults and our primary default rate increased sharply to 6.5% at June 30, 2020. Since then, favorable trends in the number of new defaults and Cures have led to a decline in our default inventory and default rate, resulting in a primary default rate of 2.1% at September 30, 2022. However, deteriorating economic conditions, including declining home prices and the risk of a recession and higher unemployment rates, have increased the likelihood that we will experience higher levels of new default activity and lower levels of Cures in our mortgage insurance portfolio. The number, timing and duration of new defaults and, in turn, the number of defaults that ultimately result in claims will depend on a variety of factors, including the overall economic environment and its effect on the number and timing of Cures and the net impact on IIF from our Persistency Rate and future NIW. See “Item 1A. Risk Factors” in our 2021 Form 10-K for additional discussion of these factors and other risks and uncertainties.
Despite risks and uncertainties, we believe that the steps we have taken in recent years, including by improving our capital and liquidity positions, enhancing our financial flexibility, implementing greater risk-based granularity into our pricing methodologies and increasing our use of risk distribution strategies to lower the risk profile and financial volatility of our

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
mortgage insurance portfolio, has helped position the Company to better withstand the negative effects from the macroeconomic stresses discussed above, including those resulting from the high rate of inflation and rising interest rates, as well as geopolitical risks resulting from the Russia-Ukraine conflict and the other risks described in “Item 1A. Risk Factors” in our 2021 Form 10-K.
In particular, we believe that the range of risk distribution transactions and strategies that Radian and other private mortgage insurance participants have engaged in have helped increase the financial strength and flexibility of the private mortgage insurance industry by mitigating credit risk and financial volatility through varying economic cycles. As of September 30, 2022, 68% of our primary RIF is subject to a form of risk distribution and our estimated reinsurance recoverables related to our mortgage insurance portfolio were $29.7 million. Our use of risk distribution structures has reduced our required capital and enhanced our projected return on capital, and we expect these structures to provide a level of credit protection in periods of economic stress.
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
For many years, the National Association of Insurance Commissioners (the “NAIC”) has been considering changes to the Model Act and has been reviewing the minimum capital and surplus requirements for mortgage insurers. In October 2022, the NAIC publicly released a new exposure draft of a revised Model Act (the “2022 Exposure Draft”) for comment. With respect to minimum capital and surplus requirements for mortgage insurers, the 2022 Exposure Draft largely preserves the same requirements as exist in the current Model Act. In addition, in 2021, the NAIC developed a new, legally non-binding capital monitoring framework that regulators could use as an alternative for assessing the capital adequacy of a mortgage insurer and added a new mortgage guaranty supplemental filing for companies to annually report related information. This monitoring framework, which is separate from the Model Act, is intended to be reactive to, among other things, changes in the economic and housing environment, including changes in home prices and incomes. The outcome of the new Model Act process remains subject to change, and therefore, the potential impact on the Company cannot be determined and, among other things, will depend on whether the NAIC adopts final changes to the Model Act and which states, if any, ultimately adopt the new Model Act.
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
In June 2022, FHFA announced the release of the GSEs’ Equitable Housing Finance Plans, providing a framework for planned initiatives to address access to homeownership for minority and underserved communities. The GSEs are expected to update these plans annually. The plans released in June include a particular focus on Special Purpose Credit Programs (“SPCPs”) and note that these programs could consider modifications to mortgage insurance requirements. While both Fannie Mae and Freddie Mac’s plans note this potential change as part of these programs, details on any future changes remain uncertain. Both GSEs expect to launch SPCPs by the end of 2022. The plans also include expected activity to address credit and alternative data in underwriting, valuations and appraisals, and title insurance, among others.
In furtherance of the FHFA’s focus on promoting sustainable and equitable access to affordable housing, and as part of an ongoing pricing review of the GSEs’ guarantee fees, in October 2022, the FHFA announced, among other pricing changes, an elimination of GSE loan-level pricing adjustments (upfront fees) for some first-time and low-and moderate-income borrowers, including first-time homebuyers at or below 100 percent of area median income (“AMI”) in most of the United States and below 120 percent of AMI in high-cost areas. FHFA is working with the GSEs to finalize a timeline for implementing these changes, which we expect may have a modest favorable impact on the private mortgage insurance industry’s share of the insurable, low down payment market.
In addition, in October 2022, FHFA announced that the GSEs will replace their use of Classic FICO credit scores with FICO 10T and VantageScore 4.0 credit scores, which are intended to improve accuracy by capturing new payment histories for borrowers when available, such as rent, utilities, and telecom payments. The GSEs will require both of the new credit scores, along with credit reports from two, rather than three, of the credit reporting agencies. The implementation timeline for the transition to the new credit scores is expected to be a multi-year effort and the timeline for ultimate implementation is uncertain.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Key Factors Affecting Our Results
The key factors affecting our results are discussed in our 2021 Form 10-K. There have been no material changes to these key factors.
Mortgage Insurance Portfolio

IIF by origination vintage (1)

$241.6
$246.0
$259.1
Primary Insurance in Force
($ in billions)
$200
$100
$0
September 30, 2021
December 31, 2021
September 30, 2022

		Insurance in Force as of:
	Vintage written in: ($ in billions)	September 30, 2022		December 31, 2021		September 30, 2021
¢	2022	$53.5	20.6%	$—	—%	$—	—%
¢	2021	79.5	30.7	87.4	35.5	66.1	27.4
¢	2020	61.3	23.7	74.3	30.2	80.1	33.1
¢	2019	18.7	7.2	24.0	9.8	27.7	11.5
¢	2018	9.5	3.6	12.4	5.0	14.2	5.9
¢	2017	8.7	3.4	11.5	4.7	13.1	5.4
¢	2009 - 2016	18.4	7.1	25.0	10.2	28.2	11.7
¢	2008 & Prior (2)	9.5	3.7	11.4	4.6	12.2	5.0
	Total	$259.1	100.0%	$246.0	100.0%	$241.6	100.0%

(1)Policy years represent the original policy years and have not been adjusted to reflect subsequent refinancing activity under HARP.
(2)Includes loans that were subsequently refinanced under HARP.
New Insurance Written
We wrote $17.6 billion and $55.1 billion of primary new mortgage insurance in the three and nine months ended September 30, 2022, respectively, compared to $26.6 billion and $68.2 billion of NIW in the three and nine months ended September 30, 2021, respectively. As shown in the chart above, IIF increased to $259.1 billion at September 30, 2022, from $246.0 billion at December 31, 2021, driven by a higher Persistency Rate and our NIW for the first nine months of 2022.
Our NIW decreased by 33.7% and 19.2% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 due to reduced refinance originations and lower utilization of mortgage insurance, partially offset by an increase in our market share for the nine months ended September 30, 2022, compared to the same period in 2021. According to industry estimates, total mortgage origination volume was lower for the three and nine months ended September 30, 2022, as compared to the comparable periods in 2021 due to a significant decline in refinance activity and a smaller decline in home purchases.
Although it is difficult to project future volumes, recent market projections for 2022 estimate total mortgage originations of approximately $2.4 trillion, which would represent a decline in the total annual mortgage origination market of approximately 48% as compared to 2021, with a private mortgage insurance market of $380 billion to $420 billion. This outlook anticipates a 74% decrease in refinance originations in 2022 as well as a 12% decline in purchase originations driven by increases in interest rates and declining home sales volume. See “Item 1A. Risk Factors” in our 2021 Form 10-K for more information.
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

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NIW

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
NIW	$17,616	$26,558	$55,134	$68,243
Primary risk written	$4,450	$6,781	$14,085	$16,511
Average coverage percentage	25.3%	25.5%	25.5%	24.2%

NIW by loan purpose
Purchases	98.4%	89.8%	95.6%	76.8%
Refinances	1.6%	10.2%	4.4%	23.2%

Total borrower-paid NIW	99.1%	99.2%	99.2%	99.2%

NIW by premium type
Direct Monthly and Other Recurring Premiums	95.5%	93.8%	95.1%	92.5%
Direct single premiums (1)	4.5%	6.2%	4.9%	7.5%

NIW by FICO Score (2)
>=740	63.3%	56.0%	59.9%	60.2%
680-739	28.5%	34.9%	32.3%	33.3%
620-679	8.2%	9.1%	7.8%	6.5%

NIW by LTV
95.01% and above	18.3%	12.1%	16.8%	10.5%
90.01% to 95.00%	37.1%	46.7%	39.7%	40.2%
85.01% to 90.00%	28.0%	26.5%	28.1%	28.3%
85.00% and below	16.6%	14.7%	15.4%	21.0%
(1)Borrower-paid Single Premium Policies were 4.3% and 4.7% of NIW for the three and nine months ended September 30, 2022, respectively, compared to 6.0% and 7.2% for the same periods in 2021, respectively.
(2)For loans with multiple borrowers, the percentage of NIW by FICO score represents the lowest of the borrowers’ FICO scores.
Insurance and Risk in Force
Our IIF is the primary driver of the future premiums that we expect to earn over time. IIF at September 30, 2022, increased 7.3% as compared to the same period last year, reflecting an 11.8% increase in Monthly Premium Policies in force partially offset by a 13.2% decline in Single Premium Policies in force. Single Premium Policy cancellations were the primary driver of the decrease in unearned premiums on our condensed consolidated balance sheet at September 30, 2022, as compared to December 31, 2021.
Historically, there is a close correlation between interest rates and Persistency Rates. Higher interest rate environments generally decrease refinancings, which decrease the cancellation rate of our insurance and positively affect our Persistency Rates. As shown in the table below, our 12-month Persistency Rate at September 30, 2022, increased as compared to the same period in 2021. The increase in our Persistency Rate at September 30, 2022, was primarily attributable to decreased refinance activity due to increases in mortgage interest rates, as compared to the same period in the prior year. As of September 30, 2022, 1.9% of our IIF had a mortgage note interest rate greater than 6.0%. Excluding the 2022 vintage, only 0.9% of our IIF had a mortgage note interest rate greater than 6.0%. Given the recent increase in market mortgage interest rates, which, based on reported industry averages, now exceed that level, we would expect a continued positive impact on our Persistency Rates.
Historical loan performance data indicates that credit scores and underwriting quality are key drivers of credit performance. Loan originations after 2008 have consisted primarily of high credit quality loans with significantly better credit performance than loans originated during 2008 and prior periods. However, the impact to our future losses remains uncertain due to risks associated with the macroeconomic environment. For additional information, under “Item 1A. Risk Factors” in our

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
2021 Form 10-K, see “—The credit performance of our mortgage insurance portfolio is impacted by macroeconomic conditions and specific events that affect the ability of borrowers to pay their mortgages.”
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
The following table provides selected information as of and for the periods indicated related to mortgage insurance IIF and RIF.

IIF and RIF

($ in millions)	September 30, 2022	December 31, 2021	September 30, 2021
Primary IIF	$259,121	$245,972	$241,575
Primary RIF	$65,288	$60,913	$59,421
Average coverage percentage	25.2%	24.8%	24.6%

Persistency Rate (12 months ended)	75.9%	64.3%	60.8%
Persistency Rate (quarterly, annualized) (1)	81.6%	71.7%	67.5%

Total borrower-paid RIF	92.7%	90.6%	89.6%

Primary RIF by premium type
Direct Monthly and Other Recurring Premiums	86.4%	83.9%	82.7%
Direct single premiums (2)	13.6%	16.1%	17.3%

Primary RIF by FICO score (3)
>=740	57.5%	56.9%	57.3%
680-739	34.5%	35.0%	34.8%
620-679	7.6%	7.6%	7.4%
<=619	0.4%	0.5%	0.5%

Primary RIF by LTV
95.01% and above	16.8%	15.1%	14.6%
90.01% to 95.00%	48.4%	48.9%	48.9%
85.01% to 90.00%	27.2%	27.7%	27.8%
85.00% and below	7.6%	8.3%	8.7%
(1)The Persistency Rate on a quarterly, annualized basis is calculated based on loan-level detail for the quarter ending as of the date shown. It may be impacted by seasonality or other factors, including the level of refinance activity during the applicable periods, and may not be indicative of full-year trends.
(2)Borrower-paid Single Premium Policies were 7.9%, 8.5% and 8.8% of primary RIF for the periods indicated, respectively.
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

PMIERs benefit from risk distribution

($ in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
PMIERs impact - reduction in Minimum Required Assets
Excess-of-Loss Program	$732,895	$995,171	$659,151
Single Premium QSR Program	243,911	314,183	328,339
2022 QSR Agreement	189,408	—	—
2012 QSR Agreements	9,310	12,541	14,116
Total PMIERs impact	$1,175,524	$1,321,895	$1,001,606

Percentage of gross Minimum Required Assets	24.0%	28.4%	22.1%
Results of Operations—Consolidated
Three and Nine Months Ended September 30, 2022, Compared to Three and Nine Months Ended September 30, 2021
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three and nine months ended September 30, 2022, and September 30, 2021, primarily reflect the financial results and performance of our two reportable business segments—Mortgage and homegenius. See “Results of Operations—Mortgage” and “Results of Operations—homegenius” for the operating results of these business segments for the three and nine months ended September 30, 2022, compared to the same periods in 2021.
In addition to the results of our operating segments, pretax income (loss) is also affected by those factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results” in our 2021 Form 10-K.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2022 and 2021.

Summary results of operations - Consolidated

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
($ in thousands, except per-share amounts)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Revenues
Net premiums earned	$240,222	$249,118	$(8,896)	$748,304	$775,746	$(27,442)
Services revenue	20,146	37,773	(17,627)	76,775	90,132	(13,357)
Net investment income	51,414	35,960	15,454	136,567	110,502	26,065
Net gains (losses) on investments and other financial instruments	(16,252)	2,098	(18,350)	(87,578)	12,578	(100,156)
Other income	659	809	(150)	1,934	2,607	(673)
Total revenues	296,189	325,758	(29,569)	876,002	991,565	(115,563)

Expenses
Provision for losses	(96,964)	17,305	114,269	(294,640)	67,096	361,736
Policy acquisition costs	5,442	7,924	2,482	17,987	21,758	3,771
Cost of services	18,717	30,520	11,803	66,230	75,381	9,151
Other operating expenses	91,327	86,479	(4,848)	271,363	243,210	(28,153)
Interest expense	21,183	21,027	(156)	62,860	63,207	347
Amortization of other acquired intangible assets	1,023	862	(161)	2,721	2,587	(134)
Total expenses	40,728	164,117	123,389	126,521	473,239	346,718

Pretax income	255,461	161,641	93,820	749,481	518,326	231,155
Income tax provision	57,181	35,229	(21,952)	168,877	111,100	(57,777)
Net income	$198,280	$126,412	$71,868	$580,604	$407,226	$173,378

Diluted net income per share	$1.20	$0.67	$0.53	$3.34	$2.11	$1.23
Return on equity	20.7%	11.8%	8.9%	19.4%	12.7%	6.7%

Non-GAAP Financial Measures (1)
Adjusted pretax operating income	$272,720	$160,649	$112,071	$839,701	$512,684	$327,017
Adjusted diluted net operating income per share	$1.31	$0.67	$0.64	$3.82	$2.10	$1.72
Adjusted net operating return on equity	22.5%	11.8%	10.7%	22.1%	12.6%	9.5%
(1)See “—Use of Non-GAAP Financial Measures” below.
Revenues
Net Premiums Earned. The decrease in net premiums earned for the three months ended September 30, 2022, as compared to the same period in 2021, is primarily driven by a decrease in net premiums earned in our title insurance business. See “Results of Operations—homegenius—Three and Nine Months Ended September 30, 2022, Compared to Three and Nine Months Ended September 30, 2021—Revenues—Net Premiums Earned” for more information. The decrease in net premiums earned for the nine months ended September 30, 2022, as compared to the same period in 2021, is primarily driven by a decrease in net premiums earned in our Mortgage segment. See “Results of Operations—Mortgage—Three and Nine Months Ended September 30, 2022, Compared to Three and Nine Months Ended September 30, 2021—Revenues—Net Premiums Earned” for more information.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Services Revenue. Services revenue for the three and nine months ended September 30, 2022, decreased as compared to the same periods in 2021, primarily driven by the general market decline in mortgage origination volume as well as other market and macroeconomic conditions, as further described in “Overview—Current Operating Environment.” See “Results of Operations—Mortgage—Three and Nine Months Ended September 30, 2022, Compared to Three and Nine Months Ended September 30, 2021—Revenues—Services Revenue” and “Results of Operations—homegenius—Three and Nine Months Ended September 30, 2022, Compared to Three and Nine Months Ended September 30, 2021—Revenues—Services Revenue” for more information.
Net Investment Income. The increase in net investment income for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, is primarily attributable to higher market interest rates. See “Overview—Current Operating Environment” and “Results of Operations—Mortgage—Three and Nine Months Ended September 30, 2022, Compared to Three and Nine Months Ended September 30, 2021—Revenues—Net Investment Income” for more information.
Net Gains (Losses) on Investments and Other Financial Instruments. The increase in net losses on investments and other financial instruments for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, is primarily due to the impact of rising interest rates as well as other market and macroeconomic conditions, as further discussed in “Overview—Current Operating Environment.” See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional detail about net gains (losses) on investments and other financial instruments by investment category.
Expenses
Provision for Losses. The decrease in provision for losses for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, is primarily driven by favorable development on prior period defaults, which impacted our mortgage insurance reserves. See “Results of Operations—Mortgage—Three and Nine Months Ended September 30, 2022, Compared to Three and Nine Months Ended September 30, 2021—Expenses—Provision for Losses” for more information.
Cost of Services. Cost of services for the three and nine months ended September 30, 2022, decreased as compared to the same periods in 2021, primarily driven by the decrease in services revenue, as discussed above. See “Results of Operations—Mortgage—Three and Nine Months Ended September 30, 2022, Compared to Three and Nine Months Ended September 30, 2021—Expenses—Cost of Services” and “Results of Operations—homegenius—Three and Nine Months Ended September 30, 2022, Compared to Three and Nine Months Ended September 30, 2021—Expenses—Cost of Services” for more information.
Other Operating Expenses. The increase in other operating expenses for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, is primarily due to: (i) an increase in salaries and other base employee expenses; (ii) an increase in other general operating expenses; and (iii) a decrease in ceding commissions. These increases in other operating expenses were partially offset by a net decrease in variable and share-based incentive compensation expense. See “Results of Operations—Mortgage—Three and Nine Months Ended September 30, 2022, Compared to Three and Nine Months Ended September 30, 2021—Expenses—Other Operating Expenses” and “Results of Operations—homegenius—Three and Nine Months Ended September 30, 2022, Compared to Three and Nine Months Ended September 30, 2021—Expenses—Other Operating Expenses” for more information.
Income Tax Provision
Variations in our effective tax rates, combined with differences in pretax income, were the drivers of the changes in our income tax provision between periods. Our effective tax rate for the three and nine months ended September 30, 2022, was 22.4% and 22.5%, respectively, as compared to 21.8% and 21.4% for the same periods in 2021, respectively. Our effective tax rates for the three and nine months ended September 30, 2022, were higher than the statutory rate of 21% primarily due to the impact of state income taxes and certain permanent book-to-tax adjustments.
Use of Non-GAAP Financial Measures
In addition to the traditional GAAP financial measures, we have presented “adjusted pretax operating income (loss),” “adjusted diluted net operating income (loss) per share” and “adjusted net operating return on equity,” which are non-GAAP financial measures for the consolidated company, among our key performance indicators to evaluate our fundamental financial performance. These non-GAAP financial measures align with the way our business performance is evaluated by both management and by our board of directors. These measures have been established in order to increase transparency for the purposes of evaluating our operating trends and enabling more meaningful comparisons with our peers. Although on a consolidated basis adjusted pretax operating income (loss), adjusted diluted net operating income (loss) per share and adjusted net operating return on equity are non-GAAP financial measures, for the reasons discussed above we believe these measures aid in understanding the underlying performance of our operations.
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
Our senior management, including our Chief Executive Officer (Radian’s chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of the Company’s business segments and to allocate resources to the segments. See Note 4 of Notes to Consolidated Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated—Use of Non-GAAP Financial Measures,” each in our 2021 Form 10-K, for detailed information regarding items excluded from adjusted pretax operating income (loss) and the reasons for their treatment.
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

Reconciliation of consolidated pretax income to consolidated adjusted pretax operating income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Consolidated pretax income	$255,461	$161,641	$749,481	$518,326
Less income (expense) items
Net gains (losses) on investments and other financial instruments	(16,252)	2,098	(87,578)	12,578
Amortization of other acquired intangible assets	(1,023)	(862)	(2,721)	(2,587)
Impairment of other long-lived assets and other non-operating items	16	(244)	79	(4,349)
Total adjusted pretax operating income (1)	$272,720	$160,649	$839,701	$512,684
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

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of diluted net income per share to adjusted diluted net operating income per share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Diluted net income per share	$1.20	$0.67	$3.34	$2.11
Less per-share impact of reconciling income (expense) items
Net gains (losses) on investments and other financial instruments	(0.10)	0.01	(0.50)	0.07
Amortization of other acquired intangible assets	(0.01)	—	(0.02)	(0.01)
Impairment of other long-lived assets and other non-operating items	—	—	—	(0.02)
Income tax (provision) benefit on reconciling income (expense) items (1)	0.02	—	0.11	(0.01)
Difference between statutory and effective tax rates	(0.02)	(0.01)	(0.07)	(0.02)
Per-share impact of reconciling income (expense) items	(0.11)	—	(0.48)	0.01
Adjusted diluted net operating income per share (1)	$1.31	$0.67	$3.82	$2.10
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

Reconciliation of return on equity to adjusted net operating return on equity

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Return on equity (1)	20.7%	11.8%	19.4%	12.7%
Less impact of reconciling income (expense) items (2)
Net gains (losses) on investments and other financial instruments	(1.7)	0.2	(2.9)	0.4
Amortization of other acquired intangible assets	(0.1)	(0.1)	(0.1)	(0.1)
Impairment of other long-lived assets and other non-operating items	—	—	—	(0.1)
Income tax (provision) benefit on reconciling income (expense) items (3)	0.4	—	0.6	—
Difference between statutory and effective tax rates	(0.4)	(0.1)	(0.3)	(0.1)
Impact of reconciling income (expense) items	(1.8)	—	(2.7)	0.1
Adjusted net operating return on equity (3)	22.5%	11.8%	22.1%	12.6%
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
Three and Nine Months Ended September 30, 2022, Compared to Three and Nine Months Ended September 30, 2021
The following table summarizes our Mortgage segment’s results of operations for the three and nine months ended September 30, 2022 and 2021.

Summary results of operations - Mortgage

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
(In thousands)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Revenues
Net premiums written	$235,076	$228,116	$6,960	$732,081	$706,017	$26,064
(Increase) decrease in unearned premiums	121	8,751	(8,630)	(4,801)	42,600	(47,401)
Net premiums earned	235,197	236,867	(1,670)	727,280	748,617	(21,337)
Services revenue	405	5,027	(4,622)	7,062	13,110	(6,048)
Net investment income	44,842	32,158	12,684	119,056	99,013	20,043
Other income	589	607	(18)	1,864	2,017	(153)
Total revenues	281,033	274,659	6,374	855,262	862,757	(7,495)

Expenses
Provision for losses	(97,493)	16,794	114,287	(295,865)	65,997	361,862
Policy acquisition costs	5,442	7,924	2,482	17,987	21,758	3,771
Cost of services	373	3,865	3,492	5,716	10,218	4,502
Other operating expenses	55,853	59,829	3,976	174,528	166,605	(7,923)
Interest expense	21,183	21,027	(156)	62,860	63,207	347
Total expenses	(14,642)	109,439	124,081	(34,774)	327,785	362,559

Adjusted pretax operating income (1)	$295,675	$165,220	$130,455	$890,036	$534,972	$355,064
(1)Our senior management uses adjusted pretax operating income as our primary measure to evaluate the fundamental financial performance of our business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Revenues
Net Premiums Earned. Net premiums earned decreased for the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to: (i) a decrease in the impact, net of reinsurance, from Single Premium Policy cancellations due to lower refinance activity and (ii) a decrease in premiums earned on our Monthly Premium Policies due to lower average premium yields. These items were partially offset by an increase in the profit commission retained by the Company, due to favorable reserve development in the nine months ended September 30, 2022.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The table below provides additional information about the components of mortgage insurance net premiums earned for the periods indicated, including the effects of our reinsurance programs.

Net premiums earned

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
($ in thousands, except as otherwise indicated)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Direct
Premiums earned, excluding revenue from cancellations	$250,140	$239,786	$10,354	$743,676	$739,768	$3,908
Single Premium Policy cancellations	6,705	25,592	(18,887)	28,295	95,694	(67,399)
Direct	256,845	265,378	(8,533)	771,971	835,462	(63,491)
Assumed (1)	1,211	1,683	(472)	4,081	5,596	(1,515)
Ceded
Premiums earned, excluding revenue from cancellations	(38,879)	(27,662)	(11,217)	(94,783)	(80,359)	(14,424)
Single Premium Policy cancellations (2)	(1,844)	(7,338)	5,494	(8,001)	(27,483)	19,482
Profit commission—other (3)	17,864	4,806	13,058	54,012	15,401	38,611
Ceded premiums, net of profit commission	(22,859)	(30,194)	7,335	(48,772)	(92,441)	43,669
Total net premiums earned	$235,197	$236,867	$(1,670)	$727,280	$748,617	$(21,337)

In force portfolio premium yield (in basis points) (4)	39.2	40.3	(1.1)	39.5	40.7	(1.2)
Direct premium yield (in basis points) (5)	40.2	44.6	(4.4)	41.0	46.0	(5.0)
Net premium yield (in basis points) (6)	36.7	39.6	(2.9)	38.4	40.9	(2.5)
Average primary IIF (in billions) (7)	$256.7	$239.4	$17.3	$252.5	$243.9	$8.6
(1)Includes premiums earned from our participation in certain credit risk transfer programs.
(2)Includes the impact of related profit commissions.
(3)Represents the profit commission from the Single Premium QSR Program and 2022 QSR Agreement, excluding the impact of Single Premium Policy cancellations.
(4)Calculated by dividing annualized direct premiums earned, including assumed revenue and excluding revenue from cancellations, by average primary IIF.
(5)Calculated by dividing annualized direct premiums earned, including assumed revenue, by average primary IIF.
(6)Calculated by dividing annualized net premiums earned by average primary IIF.
(7)The average of beginning and ending balances of primary IIF, for each period presented.
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

Ceded premiums earned

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2022		2021	2022		2021
Single Premium QSR Program	$(3,465)	(1)	$12,752	$(15,493)	(1)	$44,694
Excess-of-Loss Program	22,184		16,581	59,064		44,336
2022 QSR Agreement	3,694		—	3,694		—
Other	446		861	1,507		3,411
Total ceded premiums earned (2)	$22,859		$30,194	$48,772		$92,441

Percentage of total direct and assumed premiums earned	8.6%		10.8%	6.1%		10.7%
(1)Includes the increase in the profit commission retained by the Company due to favorable reserve development in 2022 periods. See “—Expenses—Provision for Losses” below for additional information on the favorable reserve development.
(2)Does not include the benefit from ceding commissions from the reinsurance agreements in our QSR Program, which is primarily included in other operating expenses on the condensed consolidated statements of operations. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Services Revenue. Services revenue for the three and nine months ended September 30, 2022, decreased as compared to the same periods in 2021, primarily driven by the termination of a contract with a large fulfillment customer as well as a decrease in demand for our contract underwriting services as a result of the general market decline in mortgage origination volume. For more information on recent macroeconomic stresses see “Overview—Current Operating Environment.”
Net Investment Income. Increasing yields from higher interest rates were the primary driver of the increases in net investment income for the three and nine months ended September 30, 2022, as compared to the same periods in 2021.
The following table provides information related to our Mortgage subsidiaries’ investment balances and investment yields.

Investment balances and yields

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
($ in thousands)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Investment income	$46,406	$33,633	$12,773	$123,627	$103,665	$19,962
Investment expenses	(1,564)	(1,475)	(89)	(4,571)	(4,652)	81
Net investment income	$44,842	$32,158	$12,684	$119,056	$99,013	$20,043

Average investments (1)	$5,613,010	$5,704,427	$(91,417)	$5,729,948	$5,587,746	$142,202
Average investment yield (2)	3.2%	2.3%	0.9%	2.8%	2.4%	0.4%
(1)    The average of the beginning and ending amortized cost, for each period presented, of investments held by our Mortgage subsidiaries.
(2)    Calculated by dividing annualized net investment income by average investments balance.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Expenses
Provision for Losses. The following table details the financial impact of the significant components of our provision for losses for the periods indicated.

Provision for losses

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
($ in thousands, except reserve per new default)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Current period defaults (1)	$39,191	$33,307	$(5,884)	$115,159	$119,824	$4,665
Prior period defaults (2)	(136,684)	(16,513)	120,171	(411,024)	(53,827)	357,197
Total provision for losses	$(97,493)	$16,794	$114,287	$(295,865)	$65,997	$361,862

Loss ratio (3)	(41.5)%	7.1%	48.6%	(40.7)%	8.8%	49.5%
Reserve per new default (4)	$4,082	$4,096	$14	$4,265	$4,260	$(5)
(1)Related to defaulted loans with the most recent default notice dated in the period indicated. For example, if a loan had defaulted in a prior period, but then subsequently cured and later re-defaulted in the current period, the default would be considered a current period default.
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
Our mortgage insurance provision for losses for the three and nine months ended September 30, 2022, decreased by $114.3 million and $361.9 million, respectively, as compared to the same periods in 2021. Current period new primary defaults increased by 18.1% for the three months ended September 30, 2022, and decreased by 4.0% for the nine months ended September 30, 2022, each as compared to the same periods in 2021, as shown below. Our gross Default to Claim Rate assumption for new primary defaults was 8.0% at both September 30, 2022 and 2021, as we continue to closely monitor the trends in Cures and claims paid for our default inventory, while also weighing the risks and uncertainties associated with the current economic environment.
Our provision for losses during the three and nine months ended September 30, 2022, benefited from favorable reserve development on prior period defaults, primarily as a result of more favorable trends in Cures than originally estimated due to favorable outcomes resulting from mortgage forbearance programs implemented in response to the COVID-19 pandemic as well as positive trends in home price appreciation. These favorable observed trends resulted in reductions in our Default to Claim Rate assumptions for prior year default notices, particularly for those defaults first reported in 2020 following the start of the COVID-19 pandemic. See Note 11 herein for additional information, as well as Notes 1 and 11 of Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” in our 2021 Form 10-K.
Our primary default rate as a percentage of total insured loans at September 30, 2022, was 2.1% compared to 2.9% at December 31, 2021. The following table shows a rollforward of our primary loans in default.

Rollforward of primary loans in default

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning default inventory	21,861	40,464	29,061	55,537
New defaults	9,601	8,132	27,003	28,128
Cures	(10,222)	(14,475)	(34,563)	(49,293)
Claims paid	(141)	(321)	(352)	(562)
Rescissions and Claim Denials (1)	(22)	(5)	(72)	(15)
Ending default inventory	21,077	33,795	21,077	33,795
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

Primary loans in default - additional information

	September 30, 2022
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 3rd Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments
Three payments or less	7,916	37.5%	17	38.0%	$68,988	15.2%
Four to eleven payments	6,514	30.9	157	30.5	119,597	26.3
Twelve payments or more	6,337	30.1	736	25.7	250,749	55.1
Pending claims	310	1.5	N/A	26.7	15,392	3.4
Total	21,077	100.0%	910		454,726	100.0%
LAE					11,443
IBNR					2,229
Total primary reserve (1)					$468,398

	December 31, 2021
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments
Three payments or less	7,267	25.0%	47	39.4%	$62,103	7.9%
Four to eleven payments	8,088	27.8	84	27.6	146,872	18.6
Twelve payments or more	13,389	46.1	784	29.0	565,192	71.5
Pending claims	317	1.1	N/A	10.4	16,213	2.0
Total	29,061	100.0%	915		790,380	100.0%
LAE					19,859
IBNR					2,886
Total primary reserve (1)					$813,125
N/A – Not applicable
(1)    Excludes pool and other reserves. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
We develop our Default to Claim Rate estimates based primarily on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. See Note 11 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for additional details about our Default to Claim Rate assumptions.
Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was approximately 37% at September 30, 2022, compared to 46% at December 31, 2021. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our reserves for losses and a reconciliation of our Mortgage segment’s beginning and ending reserves for losses and LAE.
We considered the sensitivity of our loss reserve estimates at September 30, 2022, by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate for primary loans. For example, assuming all other factors remain constant, for every one percentage point absolute change in primary Claim Severity for our primary insurance risk exposure (which we estimated to be 99% of our risk exposure at each of September 30, 2022, and December 31, 2021), we estimated that our total loss reserve at September 30, 2022, would change by approximately $4.6 million. Assuming the portfolio mix and all other factors remain constant, for every one percentage point absolute change in our primary net Default to Claim Rate, we estimated a $12.2 million change in our primary loss reserve at September 30, 2022.
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

Claims paid

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net claims paid (1)
Primary	$3,606	$5,330	$12,418	$16,811
Pool and other	(420)	991	(1,231)	204
Subtotal	3,186	6,321	11,187	17,015
Impact of commutations and settlements	1,317	3,915	1,317	7,915
Total net claims paid	$4,503	$10,236	$12,504	$24,930

Total average net primary claim paid (1) (2)	$45.1	$42.0	$42.5	$44.1
Average direct primary claim paid (2) (3)	$45.2	$43.2	$42.9	$45.6
(1)Net of reinsurance recoveries.
(2)Calculated without giving effect to the impact of commutations and settlements.
(3)Before reinsurance recoveries.
Cost of Services. Cost of services for the three and nine months ended September 30, 2022, decreased as compared to the same periods in 2021, primarily due to the decrease in services revenue, as discussed above. Our cost of services is primarily affected by our level of services revenue.
Other Operating Expenses. The decrease in other operating expenses for the three months ended September 30, 2022, as compared to the same period in 2021, is primarily related to a decrease in variable and share-based incentive compensation expense, including as part of allocated corporate operating expenses. The increase in other operating expenses for the nine months ended September 30, 2022, as compared to the same period in 2021, primarily reflects a decrease in ceding commissions, due primarily to a decline in Single Premium Policy cancellations covered by our Single Premium QSR Program. This increase in other operating expenses is partially offset by a net decrease in variable and share-based incentive compensation expense.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table shows additional information about Mortgage other operating expenses.

Other operating expenses

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
($ in thousands)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Direct
Salaries and other base employee expenses	$13,275	$12,068	$(1,207)	$37,059	$37,397	$338
Variable and share-based incentive compensation	3,550	6,257	2,707	13,220	15,218	1,998
Other general operating expenses	10,843	13,180	2,337	33,411	39,642	6,231
Ceding commissions	(4,273)	(5,638)	(1,365)	(11,066)	(19,828)	(8,762)
Total direct	23,395	25,867	2,472	72,624	72,429	(195)
Allocated (1)
Salaries and other base employee expenses	10,549	10,617	68	33,374	$31,150	(2,224)
Variable and share-based incentive compensation	6,636	10,886	4,250	25,187	26,108	921
Other general operating expenses	15,273	12,459	(2,814)	43,343	36,918	(6,425)
Total allocated	32,458	33,962	1,504	101,904	94,176	(7,728)
Total other operating expenses	$55,853	$59,829	$3,976	$174,528	$166,605	$(7,923)

Expense ratio (2)	26.1%	28.6%	2.5%	26.5%	25.2%	(1.3)%
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
Results of Operations—homegenius
Three and Nine Months Ended September 30, 2022, Compared to Three and Nine Months Ended September 30, 2021
The following table summarizes our homegenius segment’s results of operations for the three and nine months ended September 30, 2022 and 2021. As discussed in “Overview—Current Operating Environment,” the macroeconomic stresses beginning in the second quarter of 2022 impacted our homegenius business, including in particular a decrease in our title revenues due to the rapid decline in industrywide refinance volumes. We expect this trend to continue to impact the results of our homegenius segment in at least the near-term based on current market conditions and our expectation that overall refinance volumes will remain low.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary results of operations - homegenius

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
(In thousands)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Revenues
Net premiums earned	$5,025	$12,251	$(7,226)	$21,024	$27,129	$(6,105)
Services revenue	19,812	32,805	(12,993)	69,951	77,105	(7,154)
Net investment income	246	35	211	363	103	260
Total revenues	25,083	45,091	(20,008)	91,338	104,337	(12,999)

Expenses
Provision for losses	435	540	105	1,225	1,171	(54)
Cost of services	18,344	26,646	8,302	60,514	65,107	4,593
Other operating expenses	31,840	23,462	(8,378)	86,331	63,267	(23,064)
Total expenses	50,619	50,648	29	148,070	129,545	(18,525)

Adjusted pretax operating income (loss) (1)	$(25,536)	$(5,557)	$(19,979)	$(56,732)	$(25,208)	$(31,524)
(1)Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of our business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.
Revenues
Net Premiums Earned. Net premiums earned for the three and nine months ended September 30, 2022, decreased as compared to the same periods in 2021, primarily due to a decrease in new title policies written and closed orders in our title insurance business.
Services Revenue. Services revenue for the three and nine months ended September 30, 2022, decreased as compared to the same periods in 2021, primarily due to a decrease in title services revenues resulting from the recent macroeconomic stresses, as described above. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for the disaggregation of services revenue by revenue type.
Expenses
Cost of Services. Cost of services for the three and nine months ended September 30, 2022, decreased as compared to the same periods in 2021, primarily due to the decrease in services revenue. Our cost of services is primarily affected by our level of services revenue and the number of employees providing those services.
Other Operating Expenses. The increase in other operating expenses for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, primarily reflects continued strategic investments focused on our title and digital real estate businesses, including an increase in staffing levels resulting in higher salaries and other base employee expenses.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table shows additional information about homegenius other operating expenses.

Other operating expenses

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
(In thousands)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Direct
Salaries and other base employee expenses	$11,572	$5,415	$(6,157)	$30,461	$17,395	$(13,066)
Variable and share-based incentive compensation	3,312	4,652	1,340	10,721	11,302	581
Other general operating expenses	9,549	6,210	(3,339)	23,846	15,502	(8,344)
Title agent commissions	1,850	2,267	417	4,748	5,433	685
Total direct	26,283	18,544	(7,739)	69,776	49,632	(20,144)
Allocated (1)
Salaries and other base employee expenses	2,507	1,560	(947)	6,180	4,571	(1,609)
Variable and share-based incentive compensation	441	1,586	1,145	3,330	3,806	476
Other general operating expenses	2,609	1,772	(837)	7,045	5,258	(1,787)
Total allocated	5,557	4,918	(639)	16,555	13,635	(2,920)
Total other operating expenses	$31,840	$23,462	$(8,378)	$86,331	$63,267	$(23,064)
(1)See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our allocation of corporate operating expenses.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations—All Other
Three and Nine Months Ended September 30, 2022, Compared to Three and Nine Months Ended September 30, 2021
The following table summarizes our All Other results of operations for the three and nine months ended September 30, 2022 and 2021.

Summary results of operations - All Other

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
(In thousands)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Revenues
Services revenue	$—	$27	$(27)	$—	$124	$(124)
Net investment income	6,326	3,767	2,559	17,148	11,386	5,762
Other income	70	202	(132)	70	590	(520)
Total revenues	6,396	3,996	2,400	17,218	12,100	5,118

Expenses
Cost of services	—	9	9	—	56	56
Other operating expenses	3,815	3,001	(814)	10,821	9,124	(1,697)
Total expenses	3,815	3,010	(805)	10,821	9,180	(1,641)

Adjusted pretax operating income (1)	$2,581	$986	$1,595	$6,397	$2,920	$3,477
(1)Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of our business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.
In July 2022, we announced the launch of Radian Mortgage Capital, a mortgage conduit formed to provide residential mortgage lenders with an additional secondary-market option to sell eligible loans to us and to provide mortgage investors with another known sponsor. Subject to market conditions, Radian Mortgage Capital plans to leverage our lender relationships to aggregate residential mortgage loans, which Radian Mortgage Capital expects to then distribute into the capital markets through private label securitizations or sell directly to mortgage investors, with the option to retain and manage structured components of the underlying credit risk where we see value. Consistent with our stated strategy, Radian Mortgage Capital expands our capabilities to participate in the mortgage market to aggregate, manage and distribute residential mortgage credit risk.
Radian Mortgage Capital’s financial results are part of this All Other category. As of September 30, 2022, Radian Mortgage Capital had entered into commitments to purchase an immaterial amount of loans, which were acquired in October 2022.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Consolidated Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Summary cash flows - Consolidated

	Nine Months Ended September 30,
(In thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$282,148	$403,304
Investing activities	48,556	(33,984)
Financing activities	(427,516)	(306,891)
Increase (decrease) in cash and restricted cash	$(96,812)	$62,429
Operating Activities. Our most significant source of operating cash flows is from premiums received from our mortgage insurance policies, while our most significant uses of operating cash flows are typically for our operating expenses and claims paid on our mortgage insurance policies. The $121.2 million decline in cash provided by operating activities for the nine months ended September 30, 2022, as compared to the same period in 2021, was principally due to: (i) higher purchases of U.S. Mortgage Guaranty Tax and Loss Bonds; (ii) higher payments for other operating expenses, primarily related to incentive compensation; and (iii) lower direct premiums written, due primarily to lower Single Premium Policy NIW resulting from reduced refinancing activity.
Investing Activities. Net cash provided by investing activities was $48.6 million for the nine months ended September 30, 2022, as compared to net cash used in investing activities of $34.0 million for the same period in 2021. This change was primarily the result of an increase in sales and redemptions, net of purchases, of short-term investments, and a decrease in purchases of equity securities, partially offset by a decrease in proceeds and redemptions, net of purchases on fixed-maturity investments available for sale.
Financing Activities. For the nine months ended September 30, 2022, our primary financing activities impacting cash included: (i) repurchases of our common stock; (ii) payment of dividends and dividend equivalents; and (iii) net changes in secured borrowings. See Notes 12 and 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our borrowings and share repurchases, respectively.
See “Item 1. Financial Statements (Unaudited)—Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.
Liquidity Analysis—Holding Company
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. At September 30, 2022, Radian Group had available, either directly or through unregulated subsidiaries, unrestricted cash and liquid investments of $572.6 million. Available liquidity at September 30, 2022, excludes certain additional cash and liquid investments that have been advanced to Radian Group from its subsidiaries to pay for corporate expenses and interest payments. Total liquidity, which includes our undrawn $275.0 million unsecured revolving credit facility, as described below, was $847.6 million as of September 30, 2022.
During the nine months ended September 30, 2022, Radian Group’s available liquidity decreased by $32.3 million, due primarily to share repurchases and payments for dividends, as described below, partially offset by a $500 million return of capital from Radian Guaranty to Radian Group paid in February 2022.
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
Radian Group also has in place a $275.0 million unsecured revolving credit facility with a syndicate of bank lenders. Subject to certain limitations, borrowings under the revolving credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to our insurance subsidiaries as well as growth initiatives. At September 30, 2022, the full $275.0 million remains undrawn and available under the facility. See Note 12 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for additional information on the unsecured revolving credit facility.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In connection with the recent launch of our mortgage conduit, Radian Group has entered into two Parent Guarantees to guaranty the obligations of certain of its subsidiaries in connection with two separate $300 million mortgage loan repurchase facilities. Under these Parent Guarantees, Radian Group is subject to negative and affirmative covenants customary for this type of financing transaction, including compliance with financial covenants that are generally consistent with the comparable covenants in the Company’s revolving credit facility. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
We expect Radian Group’s principal liquidity demands for the next 12 months to be: (i) the payment of corporate expenses, including taxes; (ii) interest payments on our outstanding debt obligations; (iii) the payment of quarterly dividends on our common stock, which we increased in February 2022 from $0.14 to $0.20 per share and which remains subject to approval by our board of directors and our ongoing assessment of our financial condition and potential needs related to the execution and implementation of our business plans and strategies; (iv) the potential continued repurchases of shares of our common stock pursuant to share repurchase authorizations, as described below; (v) investments to support our business strategy, including capital contributions to our subsidiaries; and (vi) potential payments pursuant to the Parent Guarantees.
In addition to our ongoing short-term liquidity needs discussed above, our most significant need for liquidity beyond the next 12 months is the repayment of $1.4 billion aggregate principal amount of our senior debt due in future years. See “—Capitalization—Holding Company” below for details of our debt maturity profile. Radian Group’s liquidity demands for the next 12 months or in future periods could also include: (i) early repurchases or redemptions of portions of our debt obligations and (ii) additional investments to support our business strategy, including additional capital contributions to our subsidiaries. For additional information about related risks and uncertainties, see “—Radian Group’s sources of liquidity may be insufficient to fund its obligations” and “—Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” under “Item 1A. Risk Factors” in our 2021 Form 10-K.
We believe that Radian Group has sufficient current sources of liquidity to fund its obligations. If we otherwise decide to increase our liquidity position, Radian Group may seek additional capital, including by incurring additional debt, issuing additional equity, or selling assets, which we may not be able to do on favorable terms, if at all.
Share Repurchases. During the nine months ended September 30, 2022, the Company repurchased 19.5 million shares of Radian Group common stock under programs authorized by Radian Group’s board of directors, at a total cost of $399.2 million, including commissions. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase program.
Dividends and Dividend Equivalents. On February 9, 2022, Radian Group’s board of directors authorized an increase to the Company’s quarterly dividend from $0.14 to $0.20 per share. Based on our current outstanding shares of common stock and RSUs, we expect to require approximately $126 million in the aggregate to pay dividends and dividend equivalents for the next 12 months. So long as no default or event of default exists under its revolving credit facility or the Parent Guarantees, Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details. The declaration and payment of future quarterly dividends remains subject to the board of directors’ determination.
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding debt obligations. Corporate expenses and interest expense on Radian Group’s debt obligations allocated under these arrangements during the nine months ended September 30, 2022, of $119.6 million and $61.9 million, respectively, were substantially all reimbursed by its subsidiaries. We expect substantially all of our holding company expenses to continue to be reimbursed by our subsidiaries under our expense-sharing arrangements. The expense-sharing arrangements between Radian Group and its mortgage insurance subsidiaries, as amended, have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.
Taxes. Pursuant to our tax-sharing agreements, our operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if they were not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may pay to or receive from its operating subsidiaries amounts that differ from Radian Group’s consolidated federal tax payment obligation. During the nine months ended September 30, 2022, Radian Group received $22.3 million of tax-sharing agreement payments from its operating subsidiaries.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Capitalization—Holding Company
The following table presents our holding company capital structure.

Capital structure

(In thousands, except per-share amounts and ratios)	September 30, 2022	December 31, 2021
Debt
Senior Notes due 2024	$450,000	$450,000
Senior Notes due 2025	525,000	525,000
Senior Notes due 2027	450,000	450,000
Deferred debt costs on senior notes	(12,527)	(15,527)
Revolving credit facility	—	—
Total	1,412,473	1,409,473
Stockholders’ equity	3,738,050	4,258,796
Total capitalization	$5,150,523	$5,668,269
Debt-to-capital ratio	27.4%	24.9%

Shares outstanding	157,058	175,421
Book value per share	$23.80	$24.28
Stockholders’ equity decreased by $520.7 million from December 31, 2021, to September 30, 2022. The net decrease in stockholders’ equity for the nine months ended September 30, 2022, resulted primarily from net unrealized losses in available for sale securities of $622.4 million as a result of an increase in market interest rates during the period, share repurchases of $399.2 million and dividends of $104.7 million, partially offset by our net income of $580.6 million. Given our intent and ability as of September 30, 2022, to hold these securities until recovery of their amortized cost basis, we do not expect to realize a loss on any of our investments in an unrealized loss position.
The decrease in book value per share from $24.28 at December 31, 2021, to $23.80 at September 30, 2022, is primarily due to: (i) a decrease of $3.55 per share due to unrealized losses in our available for sale securities, recorded in accumulated other comprehensive income and (ii) a decrease of $0.60 per share attributable to dividends and dividend equivalents. Partially offsetting these items was an increase of $3.31 per share attributable to our net income for the nine months ended September 30, 2022, and an increase of $0.34 attributable to the net impact of our share repurchases, inclusive of the cost of these repurchases.
We regularly evaluate opportunities, based on market conditions, to finance our operations by accessing the capital markets or entering into other types of financing arrangements with institutional and other lenders. We also regularly consider various measures to improve our capital and liquidity positions, as well as to strengthen our balance sheet, improve Radian Group’s debt maturity profile and maintain adequate liquidity for our operations. Among other things, these measures may include borrowing agreements or arrangements, such as securities or other master repurchase agreements and revolving credit facilities. In the past we have repurchased and exchanged, prior to maturity, some of our outstanding debt, and in the future, we may from time to time seek to redeem, repurchase or exchange for other securities, or otherwise restructure or refinance some or all of our outstanding debt prior to maturity in the open market through other public or private transactions, including pursuant to one or more tender offers or through any combination of the foregoing, as circumstances may allow. The timing or amount of any potential transactions will depend on a number of factors, including market opportunities and our views regarding our capital and liquidity positions and potential future needs. There can be no assurance that any such transactions will be completed on favorable terms, or at all.
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
As of September 30, 2022, our mortgage insurance subsidiaries maintained claims paying resources of $5.9 billion on a statutory basis, which consist of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves. In addition, our reinsurance programs are designed to provide additional claims-paying resources during times of economic stress and elevated losses. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Radian Guaranty’s Risk-to-capital as of September 30, 2022, was 11.1 to 1. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form. At September 30, 2022, Radian Guaranty had statutory policyholders’ surplus of $738.6 million. This balance includes a $526.1 million benefit from U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury, which mortgage guaranty insurers such as Radian Guaranty may purchase in order to be eligible for a tax deduction, subject to certain limitations, related to amounts required to be set aside in statutory contingency reserves. See Note 16 of Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” in our 2021 Form 10-K for more information.
Radian Guaranty currently is an approved mortgage insurer under the PMIERs. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. At September 30, 2022, Radian Guaranty’s Available Assets under the PMIERs financial requirements totaled approximately $5.4 billion, resulting in a PMIERs Cushion of $1.6 billion, or 44%, over its Minimum Required Assets. Those amounts compare to Available Assets of $5.4 billion and a PMIERs cushion of $2.1 billion, or 62%, at December 31, 2021.
The primary driver of the decrease in Radian Guaranty’s PMIERs Cushion during the nine months ended September 30, 2022, was an increase in Minimum Required Assets due primarily to increased RIF.
Our PMIERs Cushion at September 30, 2022, also includes a benefit from the current broad-based application of the Disaster Related Capital Charge that has reduced the total amount of Minimum Required Assets that Radian Guaranty otherwise would have been required to hold against pandemic-related defaults by approximately $180 million and $300 million as of September 30, 2022, and December 31, 2021, respectively, taking into consideration our risk distribution structures in effect as of that date. The application of the Disaster Related Capital Charge has reduced Radian Guaranty’s PMIERs Minimum Required Assets, but we expect this impact will diminish over time. See “Item 1. Business—Regulation—Federal Regulation—GSE Requirements for Mortgage Insurance Eligibility” in our 2021 Form 10-K for more information about the Disaster Related Capital Charge.
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
In light of Radian Guaranty’s negative unassigned surplus related to operating losses in prior periods and the ongoing need to set aside contingency reserves, Radian Guaranty is not currently permitted under applicable insurance laws to pay dividends or other distributions without prior approval from the Pennsylvania Insurance Department. Under Pennsylvania’s insurance laws, an insurer must obtain the Pennsylvania Insurance Department’s approval to pay an Extraordinary Distribution. Radian Guaranty sought and received such approval to return capital by paying Extraordinary Distributions to Radian Group, most recently in February 2022. Based on the current performance and assuming the continuation of favorable credit performance in our mortgage insurance business, we expect that Radian Guaranty could potentially have positive unassigned surplus by early 2023. See Note 16 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for additional information on our Extraordinary Distributions, statutory dividend restrictions and contingency reserve requirements.
Radian Guaranty and Radian Reinsurance are both members of the FHLB. As members, they may borrow from the FHLB, subject to certain conditions, which include requirements to post collateral and to maintain a minimum investment in FHLB stock. Advances from the FHLB may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing for general cash management purposes and for purchases of additional investment securities that have similar durations, for the purpose of generating additional earnings from our investment securities portfolio with limited incremental risk. As of September 30, 2022, there were $153.6 million of FHLB advances outstanding. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
homegenius
As of September 30, 2022, our homegenius segment maintained cash and liquid investments totaling $59.7 million, including $43.9 million held by Radian Title Insurance.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Title insurance companies, including Radian Title Insurance, are subject to comprehensive state regulations, including minimum net worth requirements. Radian Title Insurance was in compliance with all of its minimum net worth requirements at September 30, 2022. In the event the cash flows from operations of the homegenius segment are not adequate to fund all of its needs, including the regulatory capital needs of Radian Title Insurance, Radian Group may provide additional funds to the homegenius segment in the form of an intercompany note or other capital contribution. Amounts provided to Radian Title Insurance are subject to the approval of the Ohio Department of Insurance. Additional capital support may also be required for potential investments in new business initiatives to support our strategy of growing our businesses.
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
Ratings
Radian Group, Radian Guaranty, Radian Reinsurance and Radian Title Insurance have been assigned the financial strength ratings set forth in the chart below. We believe that ratings often are considered by others in assessing our credit strength and the financial strength of our primary insurance subsidiaries. The following ratings have been independently assigned by third-party statistical rating organizations, are for informational purposes only and are subject to change. See
“—The current financial strength ratings assigned to our mortgage insurance subsidiaries could weaken our competitive position and potential downgrades by rating agencies to these ratings and the ratings assigned to Radian Group could adversely affect the Company” under “Item 1A. Risk Factors” in our 2021 Form 10-K.

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

Table of Contents Glossary
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in market conditions. Examples of market risk include changes in interest rates, credit spreads, foreign currency exchange rates and equity prices. We regularly analyze our exposure to interest-rate risk and credit-spread risk and have determined that the fair value of our investments is materially exposed to changes in both interest rates and credit spreads. See “—Our success depends, in part, on our ability to manage risks in our investment portfolio” under “Item 1A. Risk Factors” in our 2021 Form 10-K.
Our market risk exposures at September 30, 2022, have not materially changed from those identified in our 2021
Form 10-K.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2022, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
During the three-month period ended September 30, 2022, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents Glossary
PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
We are routinely involved in a number of legal actions and proceedings, including reviews, audits, inquiries, information-gathering requests and investigations by various regulatory entities, as well as litigation and other disputes arising in the ordinary course of our business. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding legal actions and proceedings.
Item 1A.    Risk Factors
There have been no material changes to our risk factors from those previously disclosed in our 2021 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuance of Unregistered Securities
During the three months ended September 30, 2022, no equity securities of Radian Group were sold that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended September 30, 2022.

Share repurchase program

($ in thousands, except per-share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
Period
7/1/2022 to 7/31/2022	4,763,056	$20.47	4,763,056	$97,559
8/1/2022 to 8/31/2022	1,265,419	22.44	1,264,096	69,202
9/1/2022 to 9/30/2022	3,432,025	19.91	3,427,868	975
Total	9,460,500		9,455,020
(1)Includes 5,480 shares tendered by employees as payment of taxes withheld on the vesting of certain restricted stock awards granted under the Company’s equity compensation plans.
(2)On February 9, 2022, Radian Group’s board of directors approved a share repurchase program authorizing the Company to spend up to $400 million, excluding commissions, to repurchase Radian Group common stock. During the three months ended September 30, 2022, the Company purchased 9.5 million shares at an average price of $20.53, including commissions, under this share repurchase program which expires in February 2024. During October, the Company utilized the remaining repurchase authorization under this share repurchase program by purchasing an additional 49 thousand shares of its common stock at an average price of $19.81 per share, including commissions. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase program.
Limitations on Payment of Dividends
There are no restrictions that the Company believes are likely to materially limit the payment of future dividends. The Company is subject to dividend limitations generally applicable to corporations that are incorporated in Delaware. In addition, pursuant to Radian Group’s revolving credit facility and the Parent Guarantees, Radian Group is permitted to pay dividends so long as no event of default exists and the Company is in pro forma compliance with the applicable financial covenants in the agreements on the date a dividend is declared. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details.

Table of Contents Glossary
Item 6. Exhibits

Exhibit Number	Exhibit

+*10.1	Radian Group Inc. Short-Term Incentive Plan for Employees
10.2
Master Repurchase Agreement, dated July 15, 2022, among Goldman Sachs Bank USA, a national banking institution, Radian Liberty Funding LLC, a Delaware limited liability company, and Radian Mortgage Capital LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated July 15, 2022, and filed on July 18, 2022)

10.3
Guaranty and Security Agreement dated as of July 15, 2022, made by Radian Mortgage Capital LLC, a Delaware limited liability company, in favor of Goldman Sachs Bank USA, a national banking institution (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated July 15, 2022, and filed on July 18, 2022)

10.4
Guaranty Agreement dated as of July 15, 2022, made by Radian Group Inc., a Delaware corporation, in favor of Goldman Sachs Bank USA, a national banking institution (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated July 15, 2022, and filed on July 18, 2022)

10.5
Master Repurchase Agreement, dated September 28, 2022, between Bank of Montreal, a Canadian Chartered bank acting through its Chicago Branch (“Buyer”), and Radian Mortgage Capital LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated September 28, 2022, and filed on September 30, 2022)

10.6
Guaranty Agreement dated as of September 28, 2022, made by Radian Group Inc., a Delaware corporation, in favor of Buyer (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated September 28, 2022, and filed on September 30, 2022)

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

Radian Group Inc.

Date:	November 4, 2022	/s/ J. FRANKLIN HALL
J. Franklin Hall
Senior Executive Vice President, Chief Financial Officer

Date:	November 4, 2022	/s/ ROBERT J. QUIGLEY
Robert J. Quigley
Executive Vice President, Controller and Chief Accounting Officer