Form 10-Q
period 2023-03-31
RADIAN GROUP INC
filed 2023-05-05
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 156,353,216 shares of common stock, $0.001 par value per share, outstanding on May 3, 2023.

Glossary of Abbreviations and Acronyms
The following list defines various abbreviations and acronyms used throughout this report, including the Condensed Consolidated Financial Statements, the Notes to Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Term	Definition
2022 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2022
2012 QSR Agreements	Collectively, the quota share reinsurance agreements entered into with a third-party reinsurance provider in the second and fourth quarters of 2012 to cede on a combined basis a portion of NIW originated between the fourth quarter of 2011 and the fourth quarter of 2014
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

ASU	Accounting Standards Update, issued by the FASB to communicate changes to GAAP
Available Assets	As defined in the PMIERs, assets primarily including the most liquid assets of a mortgage insurer, and reduced by, among other items, premiums received but not yet earned and reinsurance funds withheld
BMO Master Repurchase Agreement	Uncommitted Master Repurchase Agreement, dated September 28, 2022, between Bank of Montreal, a Canadian Chartered bank acting through its Chicago Branch, and Radian Mortgage Capital to finance Radian Mortgage Capital’s acquisition of mortgage loans and related mortgage loan assets, as amended by Amendment No. 1 to Master Repurchase Agreement, dated April 17, 2023, between Radian Mortgage Capital, Radian Group and Bank of Montreal
CARES Act	Coronavirus Aid, Relief, and Economic Security Act signed into law on March 27, 2020
Claim Denial	Our legal right, under certain conditions, to deny a claim
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
COVID-19	The coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
Cures	Loans that were in default as of the beginning of a period and are no longer in default because payments were received such that the loan is no longer 60 or more days past due
Default to Claim Rate	The percentage of defaulted loans that are assumed to result in a claim
Demotech	Demotech, Inc.
Disaster Related Capital Charge	Under the PMIERs, multiplier of 0.30 applied to the required asset amount factor for each non-performing loan: (i) backed by a property located in a FEMA Designated Area and (ii) either subject to a certain forbearance plan or with an initial default date occurring within a certain timeframe

Term	Definition
Eagle Re Issuer(s)	A group of unaffiliated special purpose insurers (VIEs) domiciled in Bermuda, comprising Eagle Re 2018-1 Ltd., Eagle Re 2019-1 Ltd., Eagle Re 2020-1 Ltd., Eagle Re 2021-1 Ltd. and/or Eagle Re 2021-2 Ltd., which provide reinsurance coverage under Radian Guaranty’s Excess-of-Loss Program. The issuers also included Eagle Re 2020-2 Ltd. prior to its termination in September 2022.
ERCF	Enterprise Regulatory Capital Framework, finalized in February 2022, which establishes a new regulatory capital framework for the GSEs
Excess-of-Loss Program	The credit risk protection obtained by Radian Guaranty in the form of excess-of-loss reinsurance, which indemnifies the ceding company against loss in excess of a specific agreed limit, up to a specified sum. The program includes reinsurance agreements with the Eagle Re Issuers in connection with various issuances of mortgage insurance-linked notes.
Exchange Act	Securities Exchange Act of 1934, as amended
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FEMA	Federal Emergency Management Agency, an agency of the U.S. Department of Homeland Security
FEMA Designated Area	Generally, an area that has been subject to a disaster, designated by FEMA as an individual assistance disaster area for the purpose of determining eligibility for various forms of federal assistance
FHLB	Federal Home Loan Bank of Pittsburgh
FICO	Fair Isaac Corporation (“FICO”) credit scores, for Radian’s portfolio statistics, represent the borrower’s credit score at origination and, in circumstances where there are multiple borrowers, the lowest of the borrowers’ FICO scores is utilized
Fitch	Fitch Ratings, Inc.
Foreclosure Stage Defaulted Loans	Loans in the stage of default in which a foreclosure sale has been scheduled or held
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	Generally accepted accounting principles in the U.S., as amended from time to time
Goldman Sachs Master Repurchase Agreement	Uncommitted Master Repurchase Agreement, dated July 15, 2022, among Goldman Sachs Bank USA, a national banking institution, Radian Liberty Funding LLC, a Delaware limited liability company, and Radian Mortgage Capital to finance the acquisition of mortgage loans and related mortgage loan assets
GSE(s)	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
homegenius	Radian’s business segment that offers an array of title, real estate and technology products and services to consumers, mortgage lenders, mortgage and real estate investors, GSEs, real estate brokers and agents
IBNR	Losses incurred but not reported
IIF	Insurance in force, equal to the aggregate unpaid principal balances of the underlying loans
LAE	Loss adjustment expenses, which include the cost of investigating and adjusting losses and paying claims
LIBOR	London Inter-bank Offered Rate
LTV	Loan-to-value ratio, calculated as the ratio of the original loan amount to the original value of the property, expressed as a percentage
Master Policy (or Policies)
Each of the 2014 Master Policy and 2020 Master Policy, or collectively, the 2014 Master Policy and 2020 Master Policy
2014 Master Policy: Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which became effective October 1, 2014
2020 Master Policy: Radian Guaranty’s master insurance policy, setting forth the terms and conditions of our mortgage insurance coverage, which became effective March 1, 2020

Master Repurchase Agreements	The Goldman Sachs Master Repurchase Agreement and the BMO Master Repurchase Agreement, collectively

Term	Definition
Minimum Required Asset(s)	A risk-based minimum required asset amount, as defined in the PMIERs, calculated based on net RIF (RIF, net of credits permitted for reinsurance) and a variety of measures related to expected credit performance and other factors, including the impact of the Disaster Related Capital Charge
Monthly and Other Recurring Premiums (or Recurring Premium Policies)	Insurance premiums or policies, respectively, where premiums are paid on a monthly or other installment basis, in contrast to Single Premium Policies
Monthly Premium Policies	Insurance policies where premiums are paid on a monthly installment basis
Moody’s	Moody’s Investors Service
Mortgage	Radian’s mortgage insurance and risk services business segment, which provides credit-related insurance coverage, principally through private mortgage insurance on residential first-lien mortgage loans, as well as contract underwriting and other credit risk management solutions, to mortgage lending institutions and mortgage credit investors
MPP Requirement	Certain states’ statutory or regulatory risk-based capital requirement that the mortgage insurer must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels
NIW	New insurance written, representing the aggregate original principal amount of the mortgages underlying the Primary Mortgage Insurance
Parent Guarantees	Two separate parent guaranty agreements, entered into by Radian Group in connection with its mortgage conduit business, to guaranty the obligations of certain of its subsidiaries in connection with the Master Repurchase Agreements
Persistency Rate	The percentage of IIF that remains in force over a period of time
PMIERs	Private Mortgage Insurer Eligibility Requirements issued by the GSEs under oversight of the Federal Housing Finance Agency and updated by them from time to time to set forth requirements an approved insurer must meet and maintain to provide mortgage guaranty insurance on loans acquired by the GSEs
PMIERs Cushion	Under PMIERs, Radian Guaranty’s excess of Available Assets over Minimum Required Assets
Pool Mortgage Insurance	Insurance that provides a lender or investor protection against default on a group or “pool” of mortgages, rather than on an individual mortgage loan basis, generally subject to an aggregate exposure limit, or “stop loss” (usually between 1% and 10%), and/or deductible applied to the initial aggregate loan balance of the entire pool, pursuant to the terms of the applicable insurance agreement
Primary Mortgage Insurance	Insurance that provides a lender or investor protection against default on an individual mortgage loan basis, at a specified coverage percentage for each loan, pursuant to the terms of the applicable Master Policy
QSR Program	The Single Premium QSR Program, the 2012 QSR Agreements and the 2022 QSR Agreement, collectively
Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Group	Radian Group Inc., our insurance holding company
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group and our approved insurer under the PMIERs, through which we provide mortgage insurance products and services
Radian Mortgage Capital	Radian Mortgage Capital LLC, a Delaware limited liability company, and an indirect wholly-owned subsidiary of Radian Group, is a mortgage conduit formed to acquire residential mortgage loans which Radian Mortgage Capital expects to then distribute into the capital markets through private label securitizations or sell directly to mortgage investors
Radian Reinsurance	Radian Reinsurance Inc., a former Pennsylvania domiciled insurance company and subsidiary of Radian Group that was merged into Radian Guaranty in December 2022
Radian Title Insurance	Radian Title Insurance Inc., an Ohio domiciled insurance company and an indirect subsidiary of Radian Group, through which we offer title insurance and settlement services
RBC States	Risk-based capital states, which are those states that currently impose a statutory or regulatory risk-based capital requirement

Term	Definition
Rescission	Our legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies if we determine that a loan did not qualify for insurance
RIF	Risk in force; for Primary Mortgage Insurance, RIF is equal to the underlying loan unpaid principal balance multiplied by the insurance coverage percentage, whereas for Pool Mortgage Insurance, it represents the remaining exposure under the agreements
Risk-to-capital	Under certain state regulations, a maximum ratio of net RIF calculated relative to the level of statutory capital
RMBS	Residential mortgage-backed securities
S&P	Standard & Poor’s Financial Services LLC
SAP	Statutory accounting principles and practices, including those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes due 2024	Our 4.500% unsecured senior notes due October 2024 ($450 million original principal amount)
Senior Notes due 2025	Our 6.625% unsecured senior notes due March 2025 ($525 million original principal amount)
Senior Notes due 2027	Our 4.875% unsecured senior notes due March 2027 ($450 million original principal amount)
Single Premium NIW	NIW on Single Premium Policies
Single Premium Policy / Policies	Insurance policies where premiums are paid in a single payment, which includes policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically shortly after the loans have been originated)
Single Premium QSR Program	The 2016 Single Premium QSR Agreement, the 2018 Single Premium QSR Agreement and the 2020 Single Premium QSR Agreement, collectively
SOFR	Secured Overnight Financing Rate
Statutory RBC Requirement	Risk-based capital requirement imposed by the RBC States, requiring a minimum surplus level and, in certain states, a minimum ratio of statutory capital relative to the level of risk
VIE	Variable interest entity

Table of Contents Glossary
Cautionary Note Regarding Forward-Looking Statements
—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements are not guarantees of future performance, and the forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:
■the health of the U.S. housing market generally and changes in economic conditions that impact the size of the insurable mortgage market, the credit performance of our insured mortgage portfolio and our business prospects, including more recently, changes resulting from inflationary pressures, the higher interest rate environment and the risks of a recession and of higher unemployment rates, as well as other macroeconomic stresses such as those that may arise from the need to raise the U.S. debt limit in the near-term, including a failure to raise the limit or uncertainty as to whether it will be raised and the Russia-Ukraine conflict or other geopolitical events;
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
■changes in the current housing finance system in the United States, including the roles of the Federal Housing Administration (the “FHA”), the GSEs and private mortgage insurers in this system;
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
■risks associated with the discontinuance of LIBOR and transition to one or more alternative benchmarks that could cause interest rate volatility and, among other things, impact our investment portfolio, cost of debt and cost of reinsurance through mortgage insurance-linked notes transactions;
■risks related to the quality of third-party mortgage underwriting and mortgage servicing;
■a decrease in the Persistency Rates of our mortgage insurance on Monthly Premium Policies;
■competition in the private mortgage insurance industry generally, and more specifically: price competition in our mortgage insurance business, including the prevalence of formulaic, granular risk-based pricing methodologies that are less transparent than historical rate-card-based pricing practices; and competition from the FHA and the U.S. Department of Veterans Affairs as well as from other forms of credit enhancement, such as any potential GSE-sponsored alternatives to traditional mortgage insurance;

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
■the amount of dividends, if any, that our insurance subsidiaries may distribute to us, which under applicable regulatory requirements is based primarily on the financial performance of our insurance subsidiaries, and therefore, may be impacted by general economic, competitive and other factors, many of which are beyond our control; and
■the ability of our operating subsidiaries to distribute amounts to us under our internal tax- and expense-sharing arrangements, which for our insurance subsidiaries are subject to regulatory review and could be terminated at the discretion of such regulators.
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to “Item 1A. Risk Factors” in this report and “Item 1A. Risk Factors” in our 2022 Form 10-K, and to subsequent reports and registration statements filed from time to time with the SEC. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we issued this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements to reflect new information or future events or for any other reason.

Table of Contents Glossary
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per-share amounts)	March 31, 2023	December 31, 2022
Assets
Investments (Notes 5 and 6)
Fixed-maturities available for sale—at fair value (amortized cost of $5,655,280 and $5,587,261)	$5,172,375	$5,017,711
Trading securities—at fair value (amortized cost of $112,636 and $122,472)	108,306	115,665
Equity securities—at fair value (cost of $165,165 and $162,899)	155,870	148,965
Mortgage loans held for sale—at fair value	18,843	3,549
Other invested assets—at fair value	5,746	5,511
Short-term investments—at fair value (includes $86,077 and $99,735 of reinvested cash collateral held under securities lending agreements)	376,752	402,090
Total investments	5,837,892	5,693,491
Cash	50,167	56,183
Restricted cash	577	377
Accrued investment income	42,567	40,093
Accounts and notes receivable	129,565	119,834
Reinsurance recoverables (includes $21 and $18 for paid losses)	24,396	25,633
Deferred policy acquisition costs	18,236	18,460
Property and equipment, net	72,111	70,981
Goodwill and other acquired intangible assets, net (Note 7)	13,914	15,285
Prepaid federal income taxes (Note 10)	596,368	596,368
Other assets (Note 9)	418,609	427,024
Total assets	$7,204,402	$7,063,729

Liabilities and stockholders’ equity
Liabilities
Unearned premiums	$257,735	$271,479
Reserve for losses and LAE (Note 11)	405,651	426,843
Senior notes (Note 12)	1,414,549	1,413,504
Other borrowings (Note 12)	121,642	155,822
Reinsurance funds withheld	153,099	152,067
Net deferred tax liability	455,517	391,083
Other liabilities	289,731	333,604
Total liabilities	3,097,924	3,144,402
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($0.001 par value; 485,000 shares authorized; 2023: 176,032 and 156,547 shares issued and outstanding, respectively; 2022: 176,509 and 157,056 shares issued and outstanding, respectively)	176	176
Treasury stock, at cost (2023: 19,485 shares; 2022: 19,453 shares)	(931,313)	(930,643)
Additional paid-in capital	1,515,852	1,519,641
Retained earnings	3,908,396	3,786,952
Accumulated other comprehensive income (loss) (Note 15)	(386,633)	(456,799)
Total stockholders’ equity	4,106,478	3,919,327
Total liabilities and stockholders’ equity	$7,204,402	$7,063,729
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2023	2022
Revenues
Net premiums earned (Note 8)	$233,238	$254,190
Services revenue (Note 4)	10,984	29,348
Net investment income	59,221	38,196
Net gains (losses) on investments and other financial instruments (includes net realized gains (losses) on investments of $(5,505) and $(323)) (Note 6)	5,585	(29,457)
Other income	1,592	703
Total revenues	310,620	292,980

Expenses
Provision for losses	(16,929)	(83,754)
Policy acquisition costs	6,293	6,605
Cost of services	10,398	24,753
Other operating expenses	83,269	89,541
Interest expense	22,207	20,846
Amortization of other acquired intangible assets	1,371	849
Total expenses	106,609	58,840

Pretax income	204,011	234,140
Income tax provision	46,254	53,009
Net income	$157,757	$181,131

Net income per share
Basic	$1.00	$1.02
Diluted	$0.98	$1.01

Weighted-average number of common shares outstanding—basic	158,304	176,816
Weighted-average number of common and common equivalent shares outstanding—diluted	161,349	179,079
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Net income	$157,757	$181,131
Other comprehensive income (loss), net of tax (Note 15)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected losses has not been recognized	65,854	(251,292)
Less: Reclassification adjustment for net gains (losses) on investments included in net income
Net realized gains (losses) on disposals and non-credit related impairment losses	(4,133)	(1,562)
Net unrealized gains (losses) on investments	69,987	(249,730)
Other adjustments to comprehensive income (loss), net	179	84
Other comprehensive income (loss), net of tax	70,166	(249,646)
Comprehensive income (loss)	$227,923	$(68,515)
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stockholders’ Equity (Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Common stock
Balance, beginning of period	$176	$194
Issuance of common stock under incentive and benefit plans	1	—
Shares repurchased under share repurchase program (Note 14)	(1)	(1)
Balance, end of period	176	193

Treasury stock
Balance, beginning of period	(930,643)	(920,798)
Repurchases of common stock under incentive plans	(670)	(160)
Balance, end of period	(931,313)	(920,958)

Additional paid-in capital
Balance, beginning of period	1,519,641	1,878,372
Issuance of common stock under incentive and benefit plans	2,105	1,363
Share-based compensation	9,262	13,356
Shares repurchased under share repurchase program (Note 14)	(15,156)	(21,328)
Balance, end of period	1,515,852	1,871,763

Retained earnings
Balance, beginning of period	3,786,952	3,180,935
Net income	157,757	181,131
Dividends and dividend equivalents declared	(36,313)	(35,947)
Balance, end of period	3,908,396	3,326,119

Accumulated other comprehensive income (loss)
Balance, beginning of period	(456,799)	120,093
Net unrealized gains (losses) on investments, net of tax	69,987	(249,730)
Other adjustments to other comprehensive income (loss)	179	84
Balance, end of period	(386,633)	(129,553)

Total stockholders’ equity	$4,106,478	$4,147,564
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Cash flows from operating activities
Net cash provided by (used in) operating activities	$116,778	$116,675

Cash flows from investing activities
Proceeds from sales of:
Fixed-maturities available for sale	110,882	128,072
Trading securities	9,123	—
Equity securities	2,076	4,535
Proceeds from redemptions of:
Fixed-maturities available for sale	110,973	223,937
Trading securities	211	25,547
Purchases of:
Fixed-maturities available for sale	(300,474)	(514,582)
Equity securities	(1,572)	(5,382)
Sales, redemptions and (purchases) of:
Short-term investments, net	43,190	70,153
Other assets and other invested assets, net	(165)	—
Additions to property and equipment	(4,786)	(4,075)
Net cash provided by (used in) investing activities	(30,542)	(71,795)

Cash flows from financing activities
Dividends and dividend equivalents paid	(35,685)	(35,354)
Issuance of common stock	983	331
Repurchases of common stock	(15,007)	(18,988)
Credit facility commitment fees paid	(193)	(189)
Change in secured borrowings, net (with terms three months or less)	(52,120)	(7,796)
Proceeds from secured borrowings (with terms greater than three months)	10,569	3,000
Repayments of secured borrowings (with terms greater than three months)	(599)	(5,000)
Net cash provided by (used in) financing activities	(92,052)	(63,996)

Increase (decrease) in cash and restricted cash	(5,816)	(19,116)
Cash and restricted cash, beginning of period	56,560	152,620
Cash and restricted cash, end of period	$50,744	$133,504
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

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
Our total direct primary mortgage IIF and RIF were $261.5 billion and $66.6 billion, respectively, as of March 31, 2023, compared to $261.0 billion and $66.1 billion, respectively, as of December 31, 2022.
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
homegenius
Our homegenius segment is primarily a fee-for-service business that offers an array of products and services to market participants across the real estate value chain. Our homegenius products and services include title, real estate and technology products and services offered primarily to consumers, mortgage lenders, mortgage and real estate investors, GSEs, real estate brokers and agents. These products and services help lenders, investors, consumers and real estate agents evaluate, manage, monitor, acquire and sell properties. They include software-as-a-service solutions and platforms, as well as other services, such as real estate owned asset management, single-family rental services and real estate valuation services. In addition, we provide title insurance and non-insurance title, closing and settlement services to mortgage lenders, GSEs and mortgage investors, as well as directly to consumers for residential mortgage loans.
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
2. Significant Accounting Policies
Basis of Presentation
Our condensed consolidated financial statements are prepared in accordance with GAAP and include the accounts of Radian Group and its subsidiaries. All intercompany accounts and transactions, and intercompany profits and losses, have been eliminated. We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP pursuant to the instructions set forth in Article 10 of Regulation S-X of the SEC.
We generally refer to our insurance holding company alone, without its consolidated subsidiaries, as “Radian Group.” We refer to Radian Group together with its consolidated subsidiaries as “Radian,” the “Company,” “we,” “us” or “our,” unless the

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
context requires otherwise. Unless otherwise defined in this report, certain terms and acronyms used throughout this report are defined in the Glossary of Abbreviations and Acronyms included as part of this report.
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
To fully understand the basis of presentation, these interim financial statements and related notes contained herein should be read in conjunction with the audited financial statements and notes thereto included in our 2022 Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.
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
Other Significant Accounting Policies
See Note 2 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for information regarding other significant accounting policies. There have been no significant changes in our significant accounting policies from those discussed in our 2022 Form 10-K.
Recent Accounting Pronouncements
Accounting Standards Adopted During 2023
In August 2018, the FASB issued ASU 2018-12, Financial Services—Insurance—Targeted Improvements to the Accounting for Long-Duration Contracts. The new standard: (i) requires that assumptions used to measure the liability for future policy benefits be reviewed at least annually; (ii) defines and simplifies the measurement of market risk benefits; (iii) simplifies the amortization of deferred acquisition costs; and (iv) enhances the required disclosures about long-duration contracts. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this update on January 1, 2023, did not have a material impact on our consolidated financial statements.
Accounting Standards Not Yet Adopted
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

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
The calculation of basic and diluted net income per share is as follows.

Net income per share

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2023	2022
Net income—basic and diluted	$157,757	$181,131

Average common shares outstanding—basic	158,304	176,816
Dilutive effect of share-based compensation arrangements (1)	3,045	2,263
Adjusted average common shares outstanding—diluted	161,349	179,079

Net income per share
Basic	$1.00	$1.02
Diluted	$0.98	$1.01
(1)The following number of shares of our common stock equivalents issued under our share-based compensation arrangements are not included in the calculation of diluted net income per share because they would be anti-dilutive.

	Three Months Ended March 31,
(In thousands)	2023	2022
Shares of common stock equivalents	25	—
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
Adjusted pretax operating income (loss) is defined as pretax income (loss) excluding the effects of: (i) net gains (losses) on investments and other financial instruments, except for certain investments and other financial instruments attributable to our reportable segments and All Other activities; (ii) gains (losses) on extinguishment of debt; (iii) amortization and impairment of goodwill and other acquired intangible assets; and (iv) impairment of other long-lived assets and other non-operating items, such as impairment of internal-use software, gains (losses) from the sale of lines of business and acquisition-related income and expenses. See Note 4 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for detailed information regarding items excluded from adjusted pretax operating income (loss), including the reasons for their treatment.
Although adjusted pretax operating income (loss) excludes certain items that have occurred in the past and are expected to occur in the future, the excluded items represent those that are: (i) not viewed as part of the operating performance of our primary activities or (ii) not expected to result in an economic impact equal to the amount reflected in pretax income (loss).

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
The reconciliation of adjusted pretax operating income (loss) for our reportable segments to consolidated pretax income is as follows.

Reconciliation of adjusted pretax operating income (loss) by segment

	Three Months Ended March 31,
(In thousands)	2023	2022
Adjusted pretax operating income (loss)
Mortgage	$214,435	$277,841
homegenius	(23,041)	(13,506)
Total adjusted pretax operating income for reportable segments (1)	191,394	264,335
All Other adjusted pretax operating income	8,469	613
Net gains (losses) on investments and other financial instruments (2)	5,505	(29,457)
Amortization of other acquired intangible assets	(1,371)	(849)
Impairment of other long-lived assets and other non-operating items	14	(502)
Consolidated pretax income	$204,011	$234,140
(1)Includes allocated corporate operating expenses and depreciation expense as follows.

	Three Months Ended March 31,
(In thousands)	2023	2022
Mortgage
Allocated corporate operating expenses (a)	$34,829	$36,209
Direct depreciation expense	2,124	2,328
homegenius
Allocated corporate operating expenses (b)	$4,658	$5,280
Direct depreciation expense	580	644
(a)Includes allocated depreciation expense of $0.8 million for each of the three months ended March 31, 2023 and 2022.
(b)Includes allocated depreciation expense of $0.1 million for each of the three months ended March 31, 2023 and 2022.
(2)Excludes certain net gains (losses), if any, on investments and other financial instruments that are attributable to specific operating segments and therefore included in adjusted pretax operating income (loss).
Revenues
The reconciliation of revenues for our reportable segments to consolidated revenues is as follows.

Reconciliation of revenues by segment

	Three Months Ended March 31,
(In thousands)	2023	2022
Revenues
Mortgage	$279,870	$284,446
homegenius (1)	12,961	33,912
Total revenues for reportable segments	292,831	318,358
All Other revenues	12,379	4,161
Net gains (losses) on investments and other financial instruments	5,505	(29,457)
Elimination of inter-segment revenues	(95)	(82)
Total revenues	$310,620	$292,980
(1)Includes immaterial inter-segment revenues for the three months ended March 31, 2023 and 2022.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
The table below, which represents total services revenue on our condensed consolidated statements of operations for the periods indicated, represents the disaggregation of services revenue by revenue type.

Services revenue

	Three Months Ended March 31,
(In thousands)	2023	2022
homegenius
Title	$2,554	$6,403
Real estate
Valuation	2,881	7,969
Single family rental	2,435	7,230
Real estate owned asset management	912	813
Other real estate services	1	1
Technology
Asset management technology platform	1,166	1,332
Other technology services	699	1,048
Mortgage	336	4,552
Total services revenue	$10,984	$29,348
Revenue recognized related to services made available to customers and billed is reflected in accounts and notes receivable. Accounts and notes receivable include $6.2 million and $11.8 million as of March 31, 2023, and December 31, 2022, respectively, related to services revenue contracts. See Note 2 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for information regarding our accounting policies and the services we offer.
5. Fair Value of Financial Instruments
For discussion of our valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 of Notes to Consolidated Financial Statements in our 2022 Form 10-K.
The following tables include a list of assets and liabilities that are measured at fair value by hierarchy level as of March 31, 2023, and December 31, 2022.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Assets and liabilities carried at fair value by hierarchy level

	March 31, 2023
(In thousands)	Level I	Level II	Level III	Total
Investments
Fixed-maturities available for sale
U.S. government and agency securities	$157,517	$10,654	$—	$168,171
State and municipal obligations	—	166,177	—	166,177
Corporate bonds and notes	—	2,539,221	—	2,539,221
RMBS	—	962,469	—	962,469
CMBS	—	589,838	—	589,838
CLO	—	488,784	—	488,784
Other ABS	—	198,759	—	198,759
Foreign government and agency securities	—	5,014	—	5,014
Mortgage insurance-linked notes (1)	—	53,942	—	53,942
Total fixed-maturities available for sale	157,517	5,014,858	—	5,172,375

Trading securities
State and municipal obligations	—	72,361	—	72,361
Corporate bonds and notes	—	24,676	—	24,676
RMBS	—	6,679	—	6,679
CMBS	—	4,590	—	4,590
Total trading securities	—	108,306	—	108,306

Equity securities	147,241	6,129	2,500	155,870

Mortgage loans held for sale	—	18,843	—	18,843

Other invested assets (2)	—	—	4,296	4,296

Short-term investments
State and municipal obligations	—	2,585	—	2,585
Money market instruments	222,426	—	—	222,426
Corporate bonds and notes	—	57,534	—	57,534
RMBS	—	1,737	—	1,737
Other ABS	—	2,700	—	2,700
Other investments (3)	—	89,770	—	89,770
Total short-term investments	222,426	154,326	—	376,752

Total investments at fair value (2)	527,184	5,302,462	6,796	5,836,442

Other
Derivative assets	—	108	644	752
Loaned securities (4)
State and municipal obligations	—	245	—	245
Corporate bonds and notes	—	62,350	—	62,350
Equity securities	60,257	—	—	60,257
Mortgage insurance-linked notes (1)	—	7,517	—	7,517
Total assets at fair value (2)	$587,441	$5,372,682	$7,440	$5,967,563

Liabilities
Derivative liabilities (5)	$—	$29	$1,913	$1,942
Total liabilities at fair value	$—	$29	$1,913	$1,942

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
(1)Includes mortgage insurance-linked notes purchased by Radian Group in connection with the Excess-of-Loss Program. See Note 8 for more information.
(2)Does not include other invested assets of $1.4 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient.
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
There were no transfers to or from Level III for the three months ended March 31, 2023 or 2022. Activity related to Level III assets and liabilities (including realized and unrealized gains and losses, purchases, sales, issuances, settlements and transfers) was immaterial for the three months ended March 31, 2023 and 2022.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value in our condensed consolidated balance sheets were as follows as of the dates indicated.

Financial instruments not carried at fair value

	March 31, 2023		December 31, 2022
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Company-owned life insurance	$106,549	$98,471	$105,331	$94,943
Senior notes	$1,414,549	$1,379,446	$1,413,504	$1,361,844
Other borrowings
FHLB advances	$113,171	$113,268	$153,686	$153,728
Mortgage financing facilities	8,471	8,471	2,136	2,136
Total other borrowings	$121,642	$121,739	$155,822	$155,864
The fair value of our company-owned life insurance is estimated based on market surrender value less applicable surrender charges. These assets are categorized in Level III of the fair value hierarchy. See Note 9 for further information on our company-owned life insurance. The fair value of our senior notes is estimated based on quoted market prices. The fair value of our other borrowings is estimated based on contractual cash flows discounted at current borrowing rates for similar borrowing arrangements. These liabilities are categorized in Level II of the fair value hierarchy. See Note 12 for further information about our senior notes and other borrowings.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
6. Investments
Available for Sale Securities
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated.

Available for sale securities

	March 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Fixed-maturities available for sale
U.S. government and agency securities	$191,827	$713	$(24,369)		$168,171
State and municipal obligations	182,415	478	(16,471)		166,422
Corporate bonds and notes	2,901,464	3,882	(303,775)		2,601,571
RMBS	1,043,417	1,776	(82,724)		962,469
CMBS	637,554	3	(47,719)		589,838
CLO	506,227	2	(17,445)		488,784
Other ABS	203,111	615	(4,967)		198,759
Foreign government and agency securities	5,121	—	(107)		5,014
Mortgage insurance-linked notes (1)	61,318	194	(53)		61,459
Total securities available for sale, including loaned securities	5,732,454	$7,663	$(497,630)	(2)	5,242,487
Less: loaned securities (3)	77,174				70,112
Total fixed-maturities available for sale	$5,655,280				$5,172,375

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Fixed-maturities available for sale
U.S. government and agency securities	$174,138	$206	$(28,902)		$145,442
State and municipal obligations	164,325	—	(21,939)		142,386
Corporate bonds and notes	2,886,905	1,403	(350,537)		2,537,771
RMBS	1,025,795	1,163	(98,559)		928,399
CMBS	645,890	13	(52,546)		593,357
CLO	518,677	—	(20,485)		498,192
Other ABS	168,033	69	(6,743)		161,359
Foreign government and agency securities	5,118	—	(143)		4,975
Mortgage insurance-linked notes (1)	54,578	80	(1,639)		53,019
Total securities available for sale, including loaned securities	5,643,459	$2,934	$(581,493)	(2)	5,064,900
Less: loaned securities (3)	56,198				47,189
Total fixed-maturities available for sale	$5,587,261				$5,017,711
(1)Includes mortgage insurance-linked notes purchased by Radian Group in connection with the Excess-of-Loss Program. See Note 8 for more information.
(2)See “Gross Unrealized Losses and Related Fair Value of Available for Sale Securities” below for additional details.
(3)Included in other assets in our condensed consolidated balance sheets as further described below. See “Loaned Securities” below for a discussion of our securities lending agreements.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Gross Unrealized Losses and Related Fair Value of Available for Sale Securities
For securities deemed “available for sale” that are in an unrealized loss position and for which an allowance for credit loss has not been established, the following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of March 31, 2023, and December 31, 2022, are loaned securities that are classified as other assets in our condensed consolidated balance sheets, as further described below.

Unrealized losses on fixed-maturities available for sale by category and length of time

	March 31, 2023
($ in thousands)	Less Than 12 Months			12 Months or Greater			Total
Description of Securities	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
U.S. government and agency securities	7	$35,340	$(2,589)	17	$108,647	$(21,780)	24	$143,987	$(24,369)
State and municipal obligations	24	84,812	(4,293)	36	53,004	(12,178)	60	137,816	(16,471)
Corporate bonds and notes	227	980,939	(46,110)	362	1,418,761	(257,665)	589	2,399,700	(303,775)
RMBS	49	319,516	(10,804)	132	500,482	(71,920)	181	819,998	(82,724)
CMBS	40	134,349	(6,053)	120	452,445	(41,666)	160	586,794	(47,719)
CLO	35	93,096	(4,139)	111	383,681	(13,306)	146	476,777	(17,445)
Other ABS	47	89,870	(1,270)	26	43,541	(3,697)	73	133,411	(4,967)
Mortgage insurance-linked notes	2	10,636	(53)	—	—	—	2	10,636	(53)
Foreign government and agency securities	—	—	—	1	5,014	(107)	1	5,014	(107)
Total	431	$1,748,558	$(75,311)	805	$2,965,575	$(422,319)	1,236	$4,714,133	$(497,630)

	December 31, 2022
($ in thousands)	Less Than 12 Months			12 Months or Greater			Total
Description of Securities	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
U.S. government and agency securities	14	$86,964	$(21,370)	10	$47,770	$(7,532)	24	$134,734	$(28,902)
State and municipal obligations	43	116,285	(14,231)	20	25,401	(7,708)	63	141,686	(21,939)
Corporate bonds and notes	411	1,769,547	(176,768)	203	701,936	(173,769)	614	2,471,483	(350,537)
RMBS	124	610,812	(46,117)	59	261,370	(52,442)	183	872,182	(98,559)
CMBS	108	469,100	(38,178)	55	121,277	(14,368)	163	590,377	(52,546)
CLO	94	246,705	(10,271)	61	245,584	(10,214)	155	492,289	(20,485)
Other ABS	61	115,181	(3,603)	18	31,041	(3,140)	79	146,222	(6,743)
Mortgage insurance-linked notes	2	43,745	(1,639)	—	—	—	2	43,745	(1,639)
Foreign government and agency securities	1	4,975	(143)	—	—	—	1	4,975	(143)
Total	858	$3,463,314	$(312,320)	426	$1,434,379	$(269,173)	1,284	$4,897,693	$(581,493)

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
As of March 31, 2023, we did not expect to realize a loss for our investments in an unrealized loss position given our intent and ability to hold these investment securities until recovery of their amortized cost basis. See Note 2 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for information regarding our accounting policy for impairments of investments.
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
All of our securities lending agreements are classified as overnight and revolving. Securities collateral on deposit with us from third-party borrowers totaling $41.1 million and $16.2 million as of March 31, 2023, and December 31, 2022, respectively, may not be transferred or re-pledged unless the third-party borrower is in default, and is therefore not reflected in our condensed consolidated financial statements.
See Note 5 herein for additional detail on the loaned securities, and see Note 6 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for additional information about our accounting policies with respect to our securities lending agreements and the collateral requirements thereunder.
Net Gains (Losses) on Investments and Other Financial Instruments
Net gains (losses) on investments and other financial instruments consisted of the following.

Net gains (losses) on investments and other financial instruments

	Three Months Ended March 31,
(In thousands)	2023	2022
Net realized gains (losses) on investments sold or redeemed
Fixed-maturities available for sale
Gross realized gains	$78	$1,430
Gross realized losses	(5,310)	(3,408)
Fixed-maturities available for sale, net	(5,232)	(1,978)
Trading securities	(302)	—
Equity securities	—	1,655
Mortgage loans held for sale	1	—
Other investments	28	—
Net realized gains (losses) on investments sold or redeemed	(5,505)	(323)

Change in unrealized gains (losses) on investments sold or redeemed	439	(1,949)

Net unrealized gains (losses) on investments still held
Trading securities	2,078	(13,033)
Equity securities	3,444	(4,385)
Mortgage loans held for sale	86	—
Other investments	(37)	(263)
Net unrealized gains (losses) on investments still held	5,571	(17,681)
Total net gains (losses) on investments	505	(19,953)
Net gains (losses) on other financial instruments (1)	5,080	(9,504)
Net gains (losses) on investments and other financial instruments	$5,585	$(29,457)
(1)Primarily reflects the change in fair value of the embedded derivatives associated with our Excess-of-Loss program. See Note 8 for more information.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Contractual Maturities
The contractual maturities of fixed-maturities available for sale were as follows.

Contractual maturities of fixed-maturities available for sale

	March 31, 2023
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$112,649	$110,871
Due after one year through five years (1)	1,296,849	1,226,557
Due after five years through 10 years (1)	992,330	887,695
Due after 10 years (1)	878,999	716,055
Asset-backed and mortgage-backed securities (2)	2,451,627	2,301,309
Total	5,732,454	5,242,487
Less: loaned securities	77,174	70,112
Total fixed-maturities available for sale	$5,655,280	$5,172,375
(1)Actual maturities may differ as a result of calls before scheduled maturity.
(2)Includes RMBS, CMBS, CLO, Other ABS, mortgage insurance-linked notes and mortgage loans, which are not due at a single maturity date.
Other
Our fixed-maturities available for sale include securities totaling $13.5 million and $13.3 million at March 31, 2023, and December 31, 2022, respectively, on deposit and serving as collateral with various state regulatory authorities. Our fixed-maturities available for sale and trading securities also include securities serving as collateral for our FHLB advances. See Note 12 for additional information about our FHLB advances.
7. Goodwill and Other Acquired Intangible Assets, Net
All of our goodwill and other acquired intangible assets relate to our homegenius segment. There was no change to our goodwill balance of $9.8 million during the three months ended March 31, 2023.
The following is a summary of the gross and net carrying amounts and accumulated amortization (including impairment) of our other acquired intangible assets as of the periods indicated.

Other acquired intangible assets

	March 31, 2023			December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$43,550	$(39,438)	$4,112	$43,550	$(38,067)	$5,483
For additional information on our accounting policies for goodwill and other acquired intangible assets, see Notes 2 and 7 of Notes to Consolidated Financial Statements in our 2022 Form 10-K.
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

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
The effect of all of our reinsurance programs on our net income is as follows.

Reinsurance impacts on net premiums written and earned

	Net Premiums Written		Net Premiums Earned
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Direct
Mortgage insurance	$242,784	$241,218	$256,527	$258,296
Title insurance	1,888	9,162	1,888	9,162
Total direct	244,672	250,380	258,415	267,458
Assumed (1)
Mortgage insurance	—	1,332	—	1,331
Ceded
Mortgage insurance (2)	(13,364)	5,810	(25,077)	(14,453)
Title insurance	(100)	(146)	(100)	(146)
Total ceded (2)	(13,464)	5,664	(25,177)	(14,599)
Total net premiums	$231,208	$257,376	$233,238	$254,190
(1)Represents premiums from our participation in certain credit risk transfer programs. We discontinued our participation in these programs in December 2022 by novating these insurance policies to an unrelated third-party reinsurer. See Note 16 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for additional information.
(2)Net of profit commission, which is impacted by the level of ceded losses recoverable, if any, on reinsurance transactions. See Note 11 for additional information on our reserve for losses and reinsurance recoverable.

Other reinsurance impacts

	Three Months Ended March 31,
(In thousands)	2023	2022
Ceding commissions earned (1)	$5,251	$5,134
Ceded losses (2)	(1,166)	(12,767)
(1)Ceding commissions earned are primarily related to mortgage insurance and are included as an offset to expenses primarily in other operating expenses on our condensed consolidated statements of operations. Deferred ceding commissions of $25.2 million and $27.4 million are included in other liabilities on our condensed consolidated balance sheets at March 31, 2023, and December 31, 2022, respectively.
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
As of January 1, 2022, Radian Guaranty is no longer ceding NIW under the Single Premium QSR Program.
The following table sets forth additional details regarding the QSR Programs.

QSR Programs (1)

	2022 QSR Agreement	2020 Single Premium QSR Agreement	2018 Single Premium QSR Agreement	2016 Single Premium QSR Agreement
NIW policy dates	Jan 1, 2022- June 30, 2023	Jan 1, 2020- Dec 31, 2021	Jan 1, 2018- Dec 31, 2019	Jan 1, 2012- Dec 31, 2017
Effective date	July 1, 2022	January 1, 2020	January 1, 2018	January 1, 2016
Scheduled termination date	June 30, 2033	December 31, 2031	December 31, 2029	December 31, 2027
Optional termination date (2)	July 1, 2026	January 1, 2024	January 1, 2022	January 1, 2020
Quota share %	20%	65%	65%	18% - 57% (3)
Ceding commission %	20%	25%	25%	25%
Profit commission %	Up to 59%	Up to 56%	Up to 56%	Up to 55%

(In millions)	As of March 31, 2023
RIF ceded	$3,830	$1,936	$826	$1,124

(In millions)	As of December 31, 2022
RIF ceded	$3,307	$1,993	$876	$1,207
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
Excess-of-Loss Program
Radian Guaranty has entered into six fully collateralized reinsurance arrangements with the Eagle Re Issuers, of which five remain active as of March 31, 2023. For the respective coverage periods, Radian Guaranty retains the first-loss layer of aggregate losses, as well as any losses in excess of the outstanding reinsurance coverage amounts. The Eagle Re Issuers provide second layer coverage up to the outstanding coverage amounts. For each of these reinsurance arrangements, the Eagle Re Issuers financed their coverage by issuing mortgage insurance-linked notes to eligible capital markets investors in unregistered private offerings. The aggregate excess-of-loss reinsurance coverage for these arrangements decreases over the maturity period of the mortgage insurance-linked notes (either a 10-year or 12.5-year period depending on the transaction) as the principal balances of the underlying covered mortgages decrease and as any claims are paid by the applicable Eagle Re Issuer or the mortgage insurance is canceled. Radian Guaranty has rights to terminate the reinsurance agreements upon the occurrence of certain events, including an optional call feature that provides Radian Guaranty the right to terminate the transaction on or after the optional call date (5 or 7 years after the issuance of the insurance-linked notes depending on the transaction) and a right to exercise an optional clean-up call if the outstanding principal amount of the related insurance-linked notes falls below 10% of the initial principal balance of the related insurance-linked notes.
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
In September 2022, Radian Guaranty exercised its optional clean-up call right to terminate Radian Guaranty’s excess-of-loss reinsurance agreement with Eagle Re 2020-2 Ltd. In connection with the termination of Radian Guaranty’s excess-of-loss reinsurance agreement with Eagle Re 2020-2 Ltd., the insurance-linked notes issued by Eagle Re 2020-2 Ltd. were redeemed in full with a distribution of remaining collateral assets.
The following tables set forth additional details regarding the Excess-of-Loss Program.

Excess-of-Loss Program

(In millions)	Eagle Re 2021-2 Ltd.	Eagle Re 2021-1 Ltd. (1)	Eagle Re 2020-1 Ltd. (1)	Eagle Re 2019-1 Ltd. (1)	Eagle Re 2018-1 Ltd. (1)
Issued	November 2021	April 2021	February 2020	April 2019	November 2018
NIW policy dates	Jan 1, 2021- Jul 31, 2021	Aug 1, 2020- Dec 31, 2020	Jan 1, 2019- Sep 30, 2019	Jan 1, 2018- Dec 31, 2018	Jan 1, 2017- Dec 31, 2017
Initial RIF	$10,758	$11,061	$9,866	$10,705	$9,109
Initial coverage	484	498	488	562	434
Initial first layer retention	242	221	202	268	205

(In millions)	As of March 31, 2023
RIF	$8,853	$7,322	$2,310	$1,694	$1,430
Remaining coverage	449	333	347	385	276
First layer retention	242	221	202	263	200

(In millions)	As of December 31, 2022
RIF	$9,150	$7,758	$2,401	$1,769	$1,509
Remaining coverage	472	366	368	385	276
First layer retention	242	221	202	263	200
(1)Radian Group purchased $45.4 million of Eagle Re 2021-1 Ltd., $4.4 million of Eagle Re 2020-1 Ltd., $7.6 million of Eagle Re 2019-1 Ltd. and $3.1 million of Eagle Re 2018-1 Ltd. original principal amounts of the respective mortgage insurance-linked notes issued in connection with these reinsurance transactions. On our condensed consolidated balance sheet at March 31, 2023, these notes are included either in fixed-maturities available for sale or, if included in our securities lending program, in other assets. See Notes 5 and 6 for additional information.
The Eagle Re Issuers are not subsidiaries or affiliates of Radian Guaranty. Based on the accounting guidance that addresses VIEs, we have not consolidated any of the assets and liabilities of the Eagle Re Issuers in our financial statements, because Radian does not have: (i) the power to direct the activities that most significantly affect the Eagle Re Issuers’ economic performances or (ii) the obligation to absorb losses or the right to receive benefits from the Eagle Re Issuers that potentially could be significant to the Eagle Re Issuers. See Note 2 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for more information on our accounting treatment of VIEs.
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
As the reinsurance premium will vary based on changes in these rates, we concluded that the reinsurance agreements contain embedded derivatives, which we have accounted for separately as freestanding derivatives and recorded in other assets or other liabilities on our condensed consolidated balance sheets. Changes in the fair value of these embedded derivatives are recorded in net gains (losses) on investments and other financial instruments in our condensed consolidated statements of operations. See Note 5 herein and Note 5 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for more information on our fair value measurements of financial instruments, including our embedded derivatives.

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
The Eagle Re Issuers represent our only VIEs as of March 31, 2023, and December 31, 2022. The following table presents the total assets and liabilities of the Eagle Re Issuers as of the dates indicated.

Total VIE assets and liabilities of Eagle Re Issuers (1)

(In thousands)	March 31, 2023	December 31, 2022
Eagle Re 2021-2 Ltd.	$448,724	$471,942
Eagle Re 2021-1 Ltd.	333,182	366,169
Eagle Re 2020-1 Ltd.	346,918	368,378
Eagle Re 2019-1 Ltd.	384,603	384,602
Eagle Re 2018-1 Ltd.	275,718	275,718
Total	$1,789,145	$1,866,809
(1)Assets held by the Eagle Re Issuers are required to be invested in U.S. government money market funds, cash or U.S. Treasury securities. Liabilities of the Eagle Re Issuers consist of their mortgage insurance-linked notes, as described above. Assets and liabilities are equal to each other for each of the Eagle Re Issuers.
Other Collateral
Although we use reinsurance as one of our risk management tools, reinsurance does not relieve us of our obligations to our policyholders. In the event the reinsurers are unable to meet their obligations to us, our insurance subsidiaries would be liable for any defaulted amounts. However, consistent with the PMIERs reinsurer counterparty collateral requirements, Radian Guaranty’s reinsurers have established trusts to help secure our potential cash recoveries. In addition to the total VIE assets of the Eagle Re Issuers discussed above, the amount held in reinsurance trusts was $176.2 million as of March 31, 2023, compared to $174.5 million as of December 31, 2022.
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
See Note 8 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for more information about our reinsurance transactions.
9. Other Assets
The following table shows the components of other assets as of the dates indicated.

Other assets

(In thousands)	March 31, 2023	December 31, 2022
Loaned securities (Note 5 and 6)	$130,369	$112,139
Prepaid reinsurance premiums (1)	129,689	141,402
Company-owned life insurance (2)	106,549	105,331
Right-of-use assets	19,818	21,099
Other	32,184	47,053
Total other assets	$418,609	$427,024
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
See Note 9 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for more information about our right-of-use assets and related impairment analysis.
10. Income Taxes
We use the estimated effective tax rate method to calculate income taxes in interim periods. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item.
As of both March 31, 2023, and December 31, 2022, our current federal income tax liability was $21.4 million, which primarily relates to applying the standards of accounting for uncertainty in income taxes, and is included as a component of other liabilities in our condensed consolidated balance sheets.
As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Internal Revenue Code Section 832(e) for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that, in conjunction with quarterly federal tax payment due dates, we purchase non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. As of each of March 31, 2023, and December 31, 2022, we held $596.4 million of these bonds, which are included as prepaid federal income taxes in our condensed consolidated balance sheets. The corresponding deduction of our statutory contingency reserves resulted in the recognition of a net deferred tax liability.
For additional information on our income taxes, including our accounting policies, see Notes 2 and 10 of Notes to Consolidated Financial Statements in our 2022 Form 10-K.
11. Losses and LAE
Our reserve for losses and LAE, at the end of each period indicated, consisted of the following.

Reserve for losses and LAE

(In thousands)	March 31, 2023	December 31, 2022
Primary case	$378,992	$398,874
Primary IBNR and LAE	11,307	12,169
Pool and other	9,551	9,912
Mortgage insurance	399,850	420,955
Title insurance	5,801	5,888
Total reserve for losses and LAE	$405,651	$426,843

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
For the periods indicated, the following table presents information relating to our mortgage insurance reserve for losses, including our IBNR reserve and LAE.

Rollforward of mortgage insurance reserve for losses

	Three Months Ended March 31,
(In thousands)	2023	2022
Balance at beginning of period	$420,955	$823,136
Less: Reinsurance recoverables (1)	24,727	66,676
Balance at beginning of period, net of reinsurance recoverables	396,228	756,460
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	50,579	40,662
Prior years	(67,442)	(124,897)
Total incurred	(16,863)	(84,235)
Deduct: Paid claims and LAE related to:
Current year (2)	32	—
Prior years	2,984	4,738
Total paid	3,016	4,738
Balance at end of period, net of reinsurance recoverables	376,349	667,487
Add: Reinsurance recoverables (1)	23,501	54,023
Balance at end of period	$399,850	$721,510
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
New primary default notices totaled 10,624 for the three months ended March 31, 2023, compared to 9,393 for the three months ended March 31, 2022, representing an increase of 13%. This increase in new primary defaults is consistent with the natural seasoning of the portfolio, given the increase in our IIF in recent years.
Our gross Default to Claim Rate assumption applied to new defaults was 8.0% as of both March 31, 2023, and March 31, 2022, as we continue to closely monitor the trends in Cures and claims paid for our default inventory, while also weighing the risks and uncertainties associated with the current economic environment. As a result, the increase in new default notices was the primary driver of the increase in losses incurred related to current year defaults for the three months ended March 31, 2023, as compared to the same period in the prior year.
Our provision for losses during both the first three months of 2023 and 2022 was positively impacted by favorable reserve development on prior year defaults, primarily as a result of more favorable trends in Cures than originally estimated due to favorable outcomes resulting from mortgage forbearance programs implemented in response to the COVID-19 pandemic as well as positive trends in home price appreciation. These favorable observed trends resulted in reductions in our Default to Claim Rate assumptions for prior year default notices, particularly for those defaults first reported in 2020 following the start of the COVID-19 pandemic. As the remaining number of defaults first reported in 2020 has continued to decline, the magnitude of the impact to our provision for losses from reserve development on prior year defaults has declined as well.
Claims Paid
Total claims paid were materially unchanged for the three months ended March 31, 2023, compared to the same period in 2022.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
For additional information about our Reserve for Losses and LAE, including our accounting policies, see Notes 2 and 11 of Notes to Consolidated Financial Statements in our 2022 Form 10-K.
12. Borrowings and Financing Activities
The carrying value of our debt at March 31, 2023, and December 31, 2022, was as follows.

Borrowings

($ in thousands)	Interest rate	March 31, 2023	December 31, 2022
Senior notes
Senior Notes due 2024	4.500%	$448,108	$447,805
Senior Notes due 2025	6.625%	520,801	520,305
Senior Notes due 2027	4.875%	445,640	445,394
Total senior notes		$1,414,549	$1,413,504

($ in thousands)	Average interest rate (1)	March 31, 2023	December 31, 2022
Other borrowings
FHLB advances
FHLB advances due 2023	1.576%	$60,745	$104,895
FHLB advances due 2024 (2)	3.122%	32,371	32,371
FHLB advances due 2025	2.161%	11,784	9,984
FHLB advances due 2026	4.469%	1,835	—
FHLB advances due 2027	2.181%	6,436	6,436
Total FHLB advances		113,171	153,686
Mortgage financing facilities	6.559%	8,471	2,136
Total other borrowings		$121,642	$155,822
(1)As of March 31, 2023. See “FHLB Advances” and “Mortgage Financing Facilities” below for more information.
(2)Includes $13.4 million of floating-rate advances with a weighted average interest rate of 5.02% and 3.62% as of March 31, 2023, and December 31, 2022, respectively, which resets daily based on changes in SOFR.
FHLB Advances
The principal balance of the FHLB advances is required to be collateralized by eligible assets with a fair value that must be maintained generally within a minimum range of 103% to 114% of the amount borrowed, depending on the type of assets pledged. Our fixed-maturities available for sale and trading securities include securities totaling $120.3 million and $163.9 million at March 31, 2023, and December 31, 2022, respectively, which serve as collateral for our FHLB advances to satisfy this requirement.
Mortgage Financing Facilities
In 2022, Radian Mortgage Capital entered into the Master Repurchase Agreements to finance the acquisition of residential mortgage loans and related mortgage loan assets. The Goldman Sachs Master Repurchase Agreement is a $300 million uncommitted mortgage loan repurchase facility and the BMO Master Repurchase Agreement, which is also uncommitted, had an initial maximum borrowing amount of $300 million that was amended in April 2023 to reduce the maximum borrowing amount to $150 million.
The borrowings under the Master Repurchase Agreements bear a variable interest rate based on the one-month SOFR, as adjusted, plus an applicable margin, with interest payable monthly. Principal is due upon the earliest of the sale or disposition of the related mortgage loans, the occurrence of certain default or acceleration events or at the termination date of the applicable Master Repurchase Agreement. As of March 31, 2023, there were $7.1 million and $1.4 million of outstanding borrowings under the BMO Master Repurchase Agreement and the Goldman Sachs Master Repurchase Agreement, respectively.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Funds advanced under the Master Repurchase Agreements generally will be calculated as a percentage of the unpaid principal balance or fair value of the residential mortgage loan assets, depending on the credit characteristics of the loans being purchased. Our mortgage loans held for sale include loans totaling $8.8 million and $2.2 million at March 31, 2023, and December 31, 2022, respectively, which serve as collateral for the Master Repurchase Agreements to support the funds advanced.
Revolving Credit Facility
Radian Group has in place a $275 million unsecured revolving credit facility with a syndicate of bank lenders. As of March 31, 2023, there were no amounts outstanding under this facility.
For more information regarding our borrowings and financing activities, including certain terms, covenants and Parent Guarantees provided by Radian Group in connection with particular borrowings, see Note 12 of Notes to Consolidated Financial Statements in our 2022 Form 10-K. As of March 31, 2023, we are in compliance with all of our debt covenants.
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
Lease Liability
Our lease liability represents the present value of future lease payments over the lease term. Our operating lease liability was $46.9 million and $49.4 million as of March 31, 2023, and December 31, 2022, respectively, and is classified in other liabilities in our condensed consolidated balance sheets.
See Note 13 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for further information regarding our commitments and contingencies and our accounting policies for contingencies.
14. Capital Stock
Shares of Common Stock
The following table shows the changes in common stock outstanding for the year-to-date periods ended March 31, 2023, and December 31, 2022.

Common stock outstanding

(In thousands)	March 31, 2023	December 31, 2022
Balance at beginning of period	157,056	175,421
Shares repurchased under share repurchase programs	(716)	(19,506)
Issuance of common stock under incentive and benefit plans, net of shares withheld for employee taxes	207	1,141
Balance at end of period	156,547	157,056
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
In January 2023, Radian Group’s board of directors approved a share repurchase program authorizing the Company to spend up to $300 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. Radian has implemented a trading plan under Rule 10b5-1 of the Exchange Act, which permits the Company to purchase shares, at predetermined price targets, when it may otherwise be precluded from doing so. The authorization will expire in January 2025.
During the three months ended March 31, 2023, the Company purchased 716 thousand shares at an average price of $20.97 per share, including commissions. As of March 31, 2023, purchase authority of up to $285.0 million remained available under this program.
During April 2023, the Company purchased an additional 229 thousand shares of its common stock at an average price of $21.88 per share, including commissions. After giving consideration to these purchases, purchase authority of up to $280.0 million remained available under this program.
Dividends and Dividend Equivalents
We declared quarterly cash dividends on our common stock equal to $0.20 per share during each quarter of 2022. In February 2023, Radian Group’s board of directors authorized an increase to the Company’s quarterly dividend from $0.20 to $0.225 per share, beginning with the dividend declared in the first quarter of 2023.
Share-Based and Other Compensation Programs
In the three months ended March 31, 2023, we did not grant any material amounts of performance-based or time-based awards in the form of non-qualified stock options, restricted stock, restricted stock units, phantom stock or stock appreciation rights. See Note 17 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for additional information regarding the Company’s share-based and other compensation programs.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
15. Accumulated Other Comprehensive Income (Loss)
The following tables show the rollforward of accumulated other comprehensive income (loss) as of the periods indicated.

Rollforward of accumulated other comprehensive income (loss)

	Three Months Ended March 31, 2023
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(578,228)	$(121,429)	$(456,799)
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	83,359	17,505	65,854
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(5,232)	(1,099)	(4,133)
Net unrealized gains (losses) on investments	88,591	18,604	69,987
Other adjustments to comprehensive income (loss), net	227	48	179
Other comprehensive income (loss)	88,818	18,652	70,166
Balance at end of period	$(489,410)	$(102,777)	$(386,633)

	Three Months Ended March 31, 2022
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$152,016	$31,923	$120,093
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	(318,091)	(66,799)	(251,292)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(1,978)	(416)	(1,562)
Net unrealized gains (losses) on investments	(316,113)	(66,383)	(249,730)
Other adjustments to comprehensive income, net	106	22	84
Other comprehensive income (loss)	(316,007)	(66,361)	(249,646)
Balance at end of period	$(163,991)	$(34,438)	$(129,553)
(1)Included in net gains (losses) on investments and other financial instruments on our condensed consolidated statements of operations.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
16. Statutory Information
Our insurance subsidiaries’ statutory net income (loss) for the three months ended March 31, 2023 and 2022, and statutory policyholders’ surplus as of March 31, 2023, and December 31, 2022, were as follows.

Statutory net income (loss)

	Three Months Ended March 31,
(In thousands)	2023	2022
Radian Guaranty (1)	$199,171	$271,081
Other mortgage subsidiaries	(388)	558
Radian Title Insurance	253	1,271

Statutory policyholders’ surplus

(In thousands)	March 31, 2023	December 31, 2022
Radian Guaranty	$720,765	$758,467
Other mortgage subsidiaries	17,152	17,086
Radian Title Insurance	39,514	39,285
(1)The amount for 2022 has been updated to reflect the merger of Radian Reinsurance into Radian Guaranty in December 2022. See Note 16 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for details regarding this merger.
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a maximum ratio of net RIF relative to statutory capital, or Risk-to-capital. There are 16 RBC States that currently impose a Statutory RBC Requirement. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, a mortgage insurer must satisfy an MPP Requirement. Radian Guaranty was in compliance with all applicable Statutory RBC Requirements and MPP Requirements in each of the RBC States as of March 31, 2023. Radian Guaranty’s Risk-to-capital was 10.6:1 and 10.7:1 as of March 31, 2023, and December 31, 2022, respectively. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves. Our other mortgage insurance and title insurance subsidiaries were also in compliance with all statutory and counterparty capital requirements as of March 31, 2023.
In addition, in order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. At March 31, 2023, Radian Guaranty is an approved mortgage insurer under the PMIERs and is in compliance with the current PMIERs financial requirements.
State insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations. As of March 31, 2023, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $4.4 billion of our consolidated net assets.
While all proposed dividends and distributions to stockholders must be filed with the Pennsylvania Insurance Department prior to payment, if a Pennsylvania domiciled insurer has positive unassigned surplus, such insurer can pay dividends or other distributions during any 12-month period in an aggregate amount less than or equal to the greater of: (i) 10% of the preceding year-end statutory policyholders’ surplus or (ii) the preceding year’s statutory net income, in each case without the prior approval of the Pennsylvania Insurance Department. Aided by the positive impacts of the merger with Radian Reinsurance in December 2022, Radian Guaranty had positive unassigned surplus of $258 million as of December 31, 2022. As a result, beginning with the first quarter of 2023, Radian Guaranty has the ability to pay ordinary dividends, and in March 2023, paid an ordinary dividend in the amount of $100 million in cash and marketable securities. Subsequent to the payment of this dividend, as of March 31, 2023, Radian Guaranty had positive unassigned surplus of $221 million.
For a full description of our compliance with statutory and other regulations for our mortgage insurance and title insurance businesses, including statutory capital requirements and dividend restrictions, see Note 16 of Notes to Consolidated Financial Statements in our 2022 Form 10-K.

Table of Contents Glossary
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The disclosures in this quarterly report are complementary to those made in our 2022 Form 10-K and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report, as well as our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Form 10-K.
The following analysis of our financial condition and results of operations for the three months ended March 31, 2023, provides information that evaluates our financial condition as of March 31, 2023, compared with December 31, 2022, and our results of operations for the three months ended March 31, 2023, compared to the same period last year.
Certain terms and acronyms used throughout this report are defined in the Glossary of Abbreviations and Acronyms included as part of this report. In addition, investors should review the “Cautionary Note Regarding Forward-Looking Statements—Safe Harbor Provisions” herein, and “Item 1A. Risk Factors” in our 2022 Form 10-K for a discussion of those risks and uncertainties that have the potential to adversely affect our business, financial condition, results of operations, cash flows or prospects. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. See “Overview” below and Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
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
Current Operating Environment
As a seller of mortgage credit protection and other mortgage and credit risk management solutions and real estate products and services, our business results are subject to macroeconomic conditions and specific events that impact the housing, housing finance and related real estate markets, the credit performance of our mortgage insurance portfolio and our future business opportunities, as well as seasonal fluctuations that specifically affect the mortgage origination and real estate environments. The performance of our Mortgage business is particularly influenced by housing prices, inflationary pressures, interest rate changes, unemployment levels, mortgage originations and the availability of credit, national and regional economic conditions and other events, including legislative and regulatory developments, that impact the housing and real estate markets and the ability of borrowers to remain current on their mortgages, most of which are beyond our control.
Annual inflation in the U.S. reached a 40-year high in 2022. While inflation has moderated in 2023, the U.S. economy continues to experience a high rate of inflation, as well as slower economic growth and the risks of a recession and of higher

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
unemployment rates. Actions taken by the U.S. Federal Reserve to increase interest rates in response to the inflationary trends that started in 2021 resulted in a sharp and significant increase in mortgage interest rates during 2022, with mortgage rates more than doubling to nearly 7% at the end of 2022. The U.S. Federal Reserve continued to raise rates in the first quarter of 2023 and most recently in May 2023, and additional rate increases are possible. These economic conditions have negatively impacted the U.S. housing market, broadly reducing refinance activity and new purchase transactions. In addition, these conditions resulted in decreases in home prices in many markets in 2022 from what had been record highs. More recently, industry data suggests that home prices are beginning to stabilize. As further discussed below, we expect that the current economic environment will continue to negatively impact certain aspects of our results, including lower NIW, lower homegenius revenues and higher mortgage insurance defaults. At the same time, we also expect the higher interest rate environment to benefit us through higher Persistency Rates that will favorably impact our IIF, as well as through the recognition of higher net investment income, as further discussed below.
We wrote NIW of $11.3 billion in the first quarter of 2023, a decrease of 40% compared to our NIW in the first quarter of 2022 due to the reduction in housing market activity resulting from current economic conditions. We expect the current economic environment to continue to negatively impact our NIW volumes for the near future. Longer-term, however, we continue to believe that the housing market fundamentals and outlook remain favorable, including demographics supporting growth in the population of first-time homebuyers and a constrained supply of homes available for sale. While the recent increases in mortgage interest rates have significantly reduced refinance demand, they have also resulted in a decrease in policy cancellations, which has increased our Persistency Rate, and in turn contributed to growth in our IIF. Further, in response to the current macroeconomic trends, in our mortgage insurance business we increased pricing in 2022 and the first quarter of 2023. See “Mortgage Insurance Portfolio” for additional details on our NIW and IIF.
The same inflationary pressures and higher interest rate environment discussed above are also negatively impacting our homegenius title and real estate businesses, due to the rapid decline in industry-wide purchase and refinance volumes. The current macroeconomic trends, and the corresponding softening in demand for home sales and mortgage refinancings, are also adversely impacting the market demand for our new proprietary real estate technology products and services. Despite steps taken since the beginning of 2022 to align our workforce to the current and expected needs of the business and reduce our operating expenses, the larger decline in homegenius revenues since the beginning of 2022 has resulted in ongoing losses for that business segment.
The sharp increases in interest rates throughout 2022 also materially affected the fair value of our investment portfolio, resulting in unrealized losses on investments in 2022. Although the decline in market interest rates during the first quarter of 2023 resulted in the reversal of a portion of those unrealized losses, the fair value of our portfolio continues to be significantly below its amortized cost. As of March 31, 2023, we did not expect to realize a loss for our investments in an unrealized loss position given our intent and ability to hold these investment securities until recovery of their amortized cost basis. While the decrease in the fair value of our investments due to higher market interest rates negatively affected our net income and stockholders’ equity during 2022, this higher interest rate environment has also resulted in the recognition of higher net investment income, which is expected to continue in future periods. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about our investments.
The onset of the COVID-19 pandemic resulted in a significant increase in unemployment, which had a negative impact on the economy. As a result, we experienced a material increase in new defaults beginning in the second quarter of 2020, substantially all of which related to loans subject to mortgage forbearance programs implemented in response to the COVID-19 pandemic. This increase in new defaults had a negative effect on our results of operations and our reserve for losses for that year. While subsequent trends in Cures have been more favorable than original expectations, resulting in favorable loss reserve development on prior period defaults in 2022 and in the three months ended March 31, 2023, the deteriorating economic conditions discussed above have contributed to a higher level of overall new default activity, including a higher level of new defaults from more recent vintages, and increased the likelihood that we will experience lower levels of Cures in our mortgage insurance portfolio in future periods. The number, timing and duration of new defaults and, in turn, the number of defaults that ultimately result in claims will depend on a variety of factors, including the overall economic environment and on the number and timing of Cures and the net impact on IIF from our Persistency Rate and future NIW. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our reserve for losses.
We believe that the range of risk distribution transactions and strategies that we utilize to mitigate credit risk and financial volatility through varying economic cycles have increased our financial strength and flexibility. As of March 31, 2023, 71% of our primary RIF is subject to a form of risk distribution. Our use of risk distribution structures has reduced our required capital and enhanced our projected return on capital, and we expect these structures to provide a level of credit protection in periods of economic stress. See “Mortgage Insurance Portfolio—Risk Distribution” for additional information.
Despite risks and uncertainties, we believe that the steps we have taken in recent years, including by improving our capital and liquidity positions, enhancing our financial flexibility, implementing greater risk-based granularity into our pricing methodologies and increasing our use of risk distribution strategies to lower the risk profile and financial volatility of our mortgage insurance portfolio, have helped position the Company to better withstand the negative effects from the

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
macroeconomic stresses discussed above, including those resulting from the high rate of inflation and higher interest rates discussed above.
For a detailed discussion of the risks and uncertainties discussed above, as well as other risks and uncertainties impacting our business, see “Item 1A. Risk Factors” in our 2022 Form 10-K.
Legislative and Regulatory Developments
We are subject to comprehensive regulation by both federal and state regulatory authorities. For a description of significant state and federal regulations and other requirements of the GSEs that are applicable to our businesses, as well as legislative and regulatory developments affecting the housing finance industry, see “Item 1. Business—Regulation” in our 2022 Form 10-K. Except as discussed below, there were no significant regulatory developments impacting our businesses from those discussed in our 2022 Form 10-K.
In March 2023, the Federal Housing Finance Agency announced that the GSEs will enhance their payment deferral policies, to allow borrowers facing eligible financial hardship that has since been resolved to defer up to six months of mortgage payments. The new policies have a voluntary early adoption date of July 1, 2023, and a mandatory adoption date of October 1, 2023. Under the enhanced payment deferral policies servicers must defer certain amounts, including past due principal and interest, as a non-interest bearing balance, due and payable at maturity, sale, refinance or payoff of the mortgage loan. This change extends eligibility for the GSEs’ payment deferral workout beyond the payment deferral option for borrowers transitioning out of a COVID-19 related forbearance plan.
On April 10, 2023, President Biden signed legislation terminating the COVID-19 national emergency. As previously disclosed in our 2022 Form 10-K, the termination of the COVID-19 national emergency may be interpreted by the GSEs and others to likewise result in the termination of the requirements under the CARES Act to provide COVID-19 related forbearance. Currently, COVID-19 forbearance continues to be available from the GSEs.
Key Factors Affecting Our Results
The key factors affecting our results are discussed in our 2022 Form 10-K. There have been no material changes to these key factors.
Mortgage Insurance Portfolio
Insurance in Force

IIF by origination vintage (1)

$249.0
$261.0
$261.5
Primary Insurance in Force
($ in billions)
$200
$100
$0
March 31, 2022
December 31, 2022
March 31, 2023

		Insurance in Force as of:
	Vintage written in: ($ in billions)	March 31, 2023		December 31, 2022		March 31, 2022
¢	2023	$11.2	4.3%	$—	—%	$—	—%
¢	2022	64.1	24.5	65.2	25.0	18.6	7.5
¢	2021	75.0	28.7	77.3	29.6	84.9	34.1
¢	2020	54.2	20.7	57.7	22.1	69.8	28.0
¢	2019	17.0	6.5	17.9	6.8	21.6	8.7
¢	2018	8.6	3.3	9.0	3.5	11.1	4.4
¢	2009 - 2017	22.8	8.7	24.9	9.5	32.3	13.0
¢	2008 & Prior (2)	8.6	3.3	9.0	3.5	10.7	4.3
	Total	$261.5	100.0%	$261.0	100.0%	$249.0	100.0%

(1)Policy years represent the original policy years and have not been adjusted to reflect subsequent refinancing activity under the Home Affordable Refinance Program (“HARP”).
(2)Includes loans that were subsequently refinanced under HARP.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
New Insurance Written
We wrote $11.3 billion of primary new mortgage insurance in the three months ended March 31, 2023, compared to $18.7 billion of NIW in the three months ended March 31, 2022. As shown in the chart above, IIF increased slightly to $261.5 billion at March 31, 2023, from $261.0 billion at December 31, 2022, reflecting the impact of our NIW and policy cancellations for the first three months of 2023.
Our NIW decreased by 40% for the three months ended March 31, 2023, compared to the same period in 2022 due primarily to a broad decline in U.S. housing market activity resulting from higher mortgage interest rates. According to industry estimates, total mortgage origination volume was lower for the three months ended March 31, 2023, as compared to the comparable period in 2022 due to a significant decline in home purchases and mortgage refinance activity.
Although it is difficult to project future volumes, recent market projections for 2023 estimate total mortgage originations of approximately $1.7 trillion, which would represent a decline in the total annual mortgage origination market of approximately 26% as compared to 2022, with a private mortgage insurance market of $300 billion to $325 billion. This outlook anticipates a 48% decrease in refinance originations in 2023 as well as an 16% decline in purchase originations driven by increases in interest rates and declining home sales volume. In “Item 1A. Risk Factors” in our 2022 Form 10-K, see “A decrease in the volume of mortgage originations could result in fewer opportunities for us to write new mortgage insurance business and conduct our homegenius businesses” for more information.
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

NIW

	Three Months Ended March 31,
($ in millions)	2023	2022
NIW	$11,261	$18,655
Primary risk written	$2,906	$4,804
Average coverage percentage	25.8%	25.8%

NIW by loan purpose
Purchases	97.6%	91.4%
Refinances	2.4%	8.6%

Total borrower-paid NIW	99.4%	99.2%

NIW by premium type
Direct Monthly and Other Recurring Premiums	94.9%	94.5%
Direct single premiums (1)	5.1%	5.5%

NIW by FICO score (2)
>=740	60.7%	57.1%
680-739	32.8%	35.7%
620-679	6.5%	7.2%

NIW by LTV
95.01% and above	17.7%	14.6%
90.01% to 95.00%	40.2%	42.0%
85.01% to 90.00%	28.7%	29.4%
85.00% and below	13.4%	14.0%
(1)Borrower-paid Single Premium Policies were 4.9% of NIW for the three months ended March 31, 2023, compared to 5.3% for the same period in 2022.
(2)For loans with multiple borrowers, the percentage of NIW by FICO score represents the lowest of the borrowers’ FICO scores.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Insurance and Risk in Force
Our IIF is the primary driver of the future premiums that we expect to earn over time. IIF at March 31, 2023, increased 5% as compared to the same period last year, reflecting an 8% increase in Monthly Premium Policies in force partially offset by a 12% decline in Single Premium Policies in force.
Historically, there is a close correlation between interest rates and Persistency Rates. Higher interest rate environments generally decrease refinancings, which decrease the cancellation rate of our insurance and positively affect our Persistency Rates. As shown in the table below, our 12-month Persistency Rate at March 31, 2023, increased as compared to the same period in 2022. The increase in our Persistency Rate at March 31, 2023, was primarily attributable to decreased refinance activity due to increases in mortgage interest rates, as compared to the same period in the prior year. As of March 31, 2023, 7% of our IIF had a mortgage note interest rate greater than 6.0%, primarily related to mortgage loans originated in 2022 and 2023. Given the increase in market mortgage interest rates, which, based on reported industry averages, now exceed that level, we would expect a continued positive impact on our Persistency Rates.
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
The following table provides selected information as of and for the periods indicated related to mortgage insurance IIF and RIF.

IIF and RIF

($ in millions)	March 31, 2023	December 31, 2022	March 31, 2022
Primary IIF	$261,450	$260,994	$248,951
Primary RIF	$66,580	$66,094	$62,036
Average coverage percentage	25.5%	25.3%	24.9%

Persistency Rate (12 months ended)	81.6%	79.6%	68.0%
Persistency Rate (quarterly, annualized) (1)	84.4%	84.1%	76.9%

Total borrower-paid RIF	93.7%	93.3%	91.6%

Primary RIF by premium type
Direct Monthly and Other Recurring Premiums	87.6%	87.1%	84.9%
Direct single premiums (2)	12.4%	12.9%	15.1%

Primary RIF by FICO score (3)
>=740	57.4%	57.4%	56.9%
680-739	34.6%	34.6%	35.1%
620-679	7.6%	7.6%	7.5%
<=619	0.4%	0.4%	0.5%

Primary RIF by LTV
95.01% and above	17.5%	17.1%	15.5%
90.01% to 95.00%	48.5%	48.4%	48.9%
85.01% to 90.00%	27.0%	27.2%	27.6%
85.00% and below	7.0%	7.3%	8.0%
(1)The Persistency Rate on a quarterly, annualized basis is calculated based on loan-level detail for the quarter ending as of the date shown. It may be impacted by seasonality or other factors, including the level of refinance activity during the applicable periods, and may not be indicative of full-year trends.
(2)Borrower-paid Single Premium Policies were 7.5%, 7.7% and 8.4% of primary RIF for the periods indicated, respectively.
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
The impact of these programs on our financial results will vary depending on the level of ceded RIF, as well as the levels of prepayments and incurred losses on the reinsured portfolios, among other factors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage—Risk Distribution” in our 2022 Form 10-K and Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements in this report for more information about our reinsurance transactions.
The table below provides information about the amounts by which Radian Guaranty’s reinsurance programs reduced its Minimum Required Assets as of the dates indicated.

PMIERs benefit from risk distribution

($ in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
PMIERs impact - reduction in Minimum Required Assets
Excess-of-Loss Program	$610,567	$665,617	$881,917
Single Premium QSR Program	218,931	231,339	286,706
2022 QSR Agreement	272,489	233,532	—
2012 QSR Agreements	7,395	8,357	11,214
Total PMIERs impact	$1,109,382	$1,138,845	$1,179,837

Percentage of gross Minimum Required Assets	22.1%	22.9%	25.0%
See “Results of Operations—Mortgage—Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022—Revenues—Net Premiums Earned” for information about the impact on premiums earned from each of Radian Guaranty’s reinsurance programs.
Results of Operations—Consolidated
Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three months ended March 31, 2023, and March 31, 2022, primarily reflect the financial results and performance of our two business segments—Mortgage and homegenius. See “Results of Operations—Mortgage” and “Results of Operations—homegenius” for the operating results of these business segments for the three months ended March 31, 2023, compared to the same period in 2022.
In addition to the results of our operating segments, pretax income (loss) is also affected by those factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results” in our 2022 Form 10-K.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table summarizes our consolidated results of operations for the three months ended March 31, 2023 and 2022.

Summary results of operations - Consolidated

	Three Months Ended March 31,		Change Favorable (Unfavorable)
($ in thousands, except per-share amounts)	2023	2022	2023 vs. 2022
Revenues
Net premiums earned	$233,238	$254,190	$(20,952)
Services revenue	10,984	29,348	(18,364)
Net investment income	59,221	38,196	21,025
Net gains (losses) on investments and other financial instruments	5,585	(29,457)	35,042
Other income	1,592	703	889
Total revenues	310,620	292,980	17,640

Expenses
Provision for losses	(16,929)	(83,754)	(66,825)
Policy acquisition costs	6,293	6,605	312
Cost of services	10,398	24,753	14,355
Other operating expenses	83,269	89,541	6,272
Interest expense	22,207	20,846	(1,361)
Amortization of other acquired intangible assets	1,371	849	(522)
Total expenses	106,609	58,840	(47,769)

Pretax income	204,011	234,140	(30,129)
Income tax provision	46,254	53,009	6,755
Net income	$157,757	$181,131	$(23,374)

Diluted net income per share	$0.98	$1.01	$(0.03)
Return on equity	15.7%	17.2%	(1.5)%

Non-GAAP Financial Measures (1)
Adjusted pretax operating income	$199,863	$264,948	$(65,085)
Adjusted diluted net operating income per share	$0.98	$1.17	$(0.19)
Adjusted net operating return on equity	15.7%	19.9%	(4.2)%
(1)See “Use of Non-GAAP Financial Measures” below.
Revenues
Net Premiums Earned. The decrease in net premiums earned for the three months ended March 31, 2023, as compared to the same period in 2022, is driven by a decrease in net premiums earned in both our mortgage insurance and title insurance businesses in 2023. See “Results of Operations—Mortgage—Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022—Revenues—Net Premiums Earned” and “Results of Operations—homegenius—Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022—Revenues—Net Premiums Earned” for more information.
Services Revenue. Services revenue for the three months ended March 31, 2023, decreased as compared to the same period in 2022, primarily driven by the general market decline in mortgage origination volume as well as other market and macroeconomic conditions, as further described in “Overview—Current Operating Environment.” See “Results of Operations—Mortgage—Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022—Revenues—Services

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue” and “Results of Operations—homegenius—Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022—Revenues—Services Revenue” for more information.
Net Investment Income. The increase in net investment income for the three months ended March 31, 2023, as compared to the same period in 2022, is primarily attributable to higher market interest rates. See “Overview—Current Operating Environment” and “Results of Operations—Mortgage—Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022—Revenues—Net Investment Income” for more information.
Net Gains (Losses) on Investments and Other Financial Instruments. The favorable change in net gains (losses) on investments and other financial instruments for the three months ended March 31, 2023, as compared to the same period in 2022, is primarily due to moderate decreases in market interest rates in the first quarter of 2023 compared to the sharp rise in market interest rates in the first quarter of 2022, as further discussed in “Overview—Current Operating Environment.” See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional detail about net gains (losses) on investments and other financial instruments by investment category.
Expenses
Provision for Losses. The reduced benefit of the provision for losses for the three months ended March 31, 2023, as compared to the same period in 2022, is primarily driven by a reduction in favorable development on prior period defaults, which impacted our mortgage insurance reserves. See “Results of Operations—Mortgage—Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022—Expenses—Provision for Losses” for more information.
Cost of Services. Cost of services for the three months ended March 31, 2023, decreased as compared to the same period in 2022, primarily driven by the decrease in services revenue, as discussed above. See “Results of Operations—Mortgage—Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022—Expenses—Cost of Services” and “Results of Operations—homegenius—Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022—Expenses—Cost of Services” for more information.
Other Operating Expenses. The decrease in other operating expenses for the three months ended March 31, 2023, as compared to the same period in 2022, is primarily due to a decrease in variable and share-based incentive compensation expense. See “Results of Operations—Mortgage—Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022—Expenses—Other Operating Expenses” and “Results of Operations—homegenius—Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022—Expenses—Other Operating Expenses” for more information.
Income Tax Provision
Variations in our effective tax rates, combined with differences in pretax income, were the drivers of the changes in our income tax provision between periods. Our effective tax rate for the three months ended March 31, 2023, was 22.7%, as compared to 22.6% for the same period in 2022. Our effective tax rates for the three months ended March 31, 2023 and 2022, were higher than the statutory rate of 21% primarily due to the impact of state income taxes and the limitation on the deductibility of certain compensation-related expenses.
Use of Non-GAAP Financial Measures
In addition to traditional GAAP financial measures, we have presented “adjusted pretax operating income (loss),” “adjusted diluted net operating income (loss) per share” and “adjusted net operating return on equity,” which are non-GAAP financial measures for the consolidated company, among our key performance indicators to evaluate our fundamental financial performance. These non-GAAP financial measures align with the way our business performance is evaluated by both management and by our board of directors. These measures have been established in order to increase transparency for the purposes of evaluating our operating trends and enabling more meaningful comparisons with our peers. Although on a consolidated basis adjusted pretax operating income (loss), adjusted diluted net operating income (loss) per share and adjusted net operating return on equity are non-GAAP financial measures, for the reasons discussed above we believe these measures aid in understanding the underlying performance of our operations.
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
Our senior management, including our Chief Executive Officer (Radian’s chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of the Company’s business segments and to allocate resources to the segments. See Note 4 of Notes to Consolidated Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consolidated—Use of Non-GAAP Financial Measures,” each in our 2022 Form 10-K, for detailed information regarding items excluded from adjusted pretax operating income (loss) and the reasons for their treatment.
Adjusted pretax operating income (loss) is defined as GAAP consolidated pretax income (loss) excluding the effects of: (i) net gains (losses) on investments and other financial instruments, except for certain investments and other financial instruments attributable to our reportable segments and All Other activities; (ii) gains (losses) on extinguishment of debt; (iii) amortization and impairment of goodwill and other acquired intangible assets; and (iv) impairment of other long-lived assets and other non-operating items, such as impairment of internal-use software, gains (losses) from the sale of lines of business and acquisition-related income and expenses.
The following table provides a reconciliation of consolidated pretax income to our non-GAAP financial measure for the consolidated Company of adjusted pretax operating income.

Reconciliation of consolidated pretax income to consolidated adjusted pretax operating income

	Three Months Ended March 31,
(In thousands)	2023	2022
Consolidated pretax income	$204,011	$234,140
Less: income (expense) items
Net gains (losses) on investments and other financial instruments (1)	5,505	(29,457)
Amortization of other acquired intangible assets	(1,371)	(849)
Impairment of other long-lived assets and other non-operating items	14	(502)
Total adjusted pretax operating income (2)	$199,863	$264,948
(1)Excludes certain net gains (losses), if any, on investments and other financial instruments that are attributable to specific operating segments and therefore included in adjusted pretax operating income (loss).
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

Reconciliation of diluted net income per share to adjusted diluted net operating income per share

	Three Months Ended March 31,
	2023	2022
Diluted net income per share	$0.98	$1.01
Less: per-share impact of reconciling income (expense) items
Net gains (losses) on investments and other financial instruments	0.03	(0.16)
Amortization of other acquired intangible assets	(0.01)	(0.01)
Impairment of other long-lived assets and other non-operating items	—	—
Income tax (provision) benefit on reconciling income (expense) items (1)	(0.01)	0.03
Difference between statutory and effective tax rates	(0.01)	(0.02)
Per-share impact of reconciling income (expense) items	—	(0.16)
Adjusted diluted net operating income per share (1)	$0.98	$1.17
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

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of return on equity to adjusted net operating return on equity

	Three Months Ended March 31,
	2023	2022
Return on equity (1)	15.7%	17.2%
Less: impact of reconciling income (expense) items (2)
Net gains (losses) on investments and other financial instruments	0.5	(2.8)
Amortization of other acquired intangible assets	(0.1)	(0.1)
Impairment of other long-lived assets and other non-operating items	—	—
Income tax (provision) benefit on reconciling income (expense) items (3)	(0.1)	0.6
Difference between statutory and effective tax rates	(0.3)	(0.4)
Impact of reconciling income (expense) items	—	(2.7)
Adjusted net operating return on equity (3)	15.7%	19.9%
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
Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022
The following table summarizes our Mortgage segment’s results of operations for the three months ended March 31, 2023 and 2022.

Summary results of operations - Mortgage

	Three Months Ended March 31,		Change Favorable (Unfavorable)
(In thousands)	2023	2022	2023 vs. 2022
Revenues
Net premiums written	$229,419	$248,360	$(18,941)
(Increase) decrease in unearned premiums	2,031	(3,186)	5,217
Net premiums earned	231,450	245,174	(13,724)
Services revenue	336	4,552	(4,216)
Net investment income	46,497	34,017	12,480
Other income	1,587	703	884
Total revenues	279,870	284,446	(4,576)

Expenses
Provision for losses	(16,864)	(84,193)	(67,329)
Policy acquisition costs	6,293	6,605	312
Cost of services	241	3,383	3,142
Other operating expenses	53,635	59,964	6,329
Interest expense	22,130	20,846	(1,284)
Total expenses	65,435	6,605	(58,830)

Adjusted pretax operating income (1)	$214,435	$277,841	$(63,406)
(1)Our senior management uses adjusted pretax operating income as our primary measure to evaluate the fundamental financial performance of our business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Revenues
Net Premiums Earned. Net premiums earned decreased for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to: (i) an increase in ceded premiums, including due to a decrease in the profit commission retained by the Company as a result of less favorable reserve development in the three months ended March 31, 2023, as compared to the same period in 2022, and (ii) a decrease in the benefit, net of reinsurance, from Single Premium Policy cancellations due to lower refinance activity. These impacts were partially offset by an increase in direct premiums earned, excluding revenue from cancellations, in the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to higher IIF.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The table below provides additional information about the components of mortgage insurance net premiums earned for the periods indicated, including the effects of our reinsurance programs.

Net premiums earned

	Three Months Ended March 31,		Change Favorable (Unfavorable)
($ in thousands, except as otherwise indicated)	2023	2022	2023 vs. 2022
Direct
Premiums earned, excluding revenue from cancellations	$251,166	$243,600	$7,566
Single Premium Policy cancellations	5,361	14,696	(9,335)
Direct	256,527	258,296	(1,769)
Assumed (1)	—	1,331	(1,331)
Ceded
Premiums earned, excluding revenue from cancellations	(35,526)	(27,339)	(8,187)
Single Premium Policy cancellations (2)	(1,472)	(4,192)	2,720
Profit commission—other (3)	11,921	17,078	(5,157)
Ceded premiums, net of profit commission	(25,077)	(14,453)	(10,624)
Total net premiums earned	$231,450	$245,174	$(13,724)

In force portfolio premium yield (in basis points) (4)	38.5	39.6	(1.1)
Direct premium yield (in basis points) (5)	39.3	42.0	(2.7)
Net premium yield (in basis points) (6)	35.4	39.6	(4.2)
Average primary IIF (in billions) (7)	$261.2	$247.5	$13.7
(1)Includes premiums earned from our participation in certain credit risk transfer programs. In December 2022, we novated this insured risk to an unrelated third-party reinsurer, which assumed all rights, interests, liabilities and obligations related to our participation in these programs on a prospective basis. See Note 16 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for more information about this novation.
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
The level of mortgage prepayments affects the revenue ultimately produced by our mortgage insurance business and is influenced by the mix of business we write. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage—IIF and Related Drivers” in our 2022 Form 10-K for more information.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table provides information related to the impact of our reinsurance transactions on premiums earned. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our reinsurance programs.

Ceded premiums earned

	Three Months Ended March 31,
($ in thousands)	2023	2022
Single Premium QSR Program (1)	$2,070	$(3,731)
Excess-of-Loss Program	16,159	17,588
2022 QSR Agreement	6,484	—
Other	364	596
Total ceded premiums earned (2)	$25,077	$14,453

Percentage of total direct and assumed premiums earned	9.7%	5.3%
(1)Includes the increase in the profit commission retained by the Company due to favorable reserve development. See “Expenses—Provision for Losses” below for additional information on the favorable reserve development.
(2)Does not include the benefit from ceding commissions from the reinsurance agreements in our QSR Program, which is primarily included in other operating expenses on the condensed consolidated statements of operations. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Services Revenue. Services revenue for the three months ended March 31, 2023, decreased as compared to the same period in 2022, primarily driven by the termination of a contract with a large fulfillment customer in the second quarter of 2022, as well as a decrease in demand for our contract underwriting services as a result of the general market decline in mortgage origination volume. For more information on recent macroeconomic stresses see “Overview—Current Operating Environment.”
Net Investment Income. Increasing yields from higher interest rates were the primary driver of the increases in net investment income for the three months ended March 31, 2023, as compared to the same period in 2022.
The following table provides information related to our Mortgage subsidiaries’ investment balances and investment yields.

Investment balances and yields

	Three Months Ended March 31,		Change Favorable (Unfavorable)
($ in thousands)	2023	2022	2023 vs. 2022
Investment income	$47,809	$35,595	$12,214
Investment expenses	(1,312)	(1,578)	266
Net investment income	$46,497	$34,017	$12,480

Average investments (1)	$5,312,512	$5,664,575	$(352,063)
Average investment yield (2)	3.5%	2.4%	1.1%
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

Provision for losses

	Three Months Ended March 31,		Change Favorable (Unfavorable)
($ in thousands, except reserve per new default)	2023	2022	2023 vs. 2022
Current period defaults (1)	$50,578	$40,662	$(9,916)
Prior period defaults (2)	(67,442)	(124,855)	(57,413)
Total provision for losses	$(16,864)	$(84,193)	$(67,329)

Loss ratio (3)	(7.3)%	(34.3)%	(27.0)%
Reserve per new default (4)	$4,761	$4,329	$(432)
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
(3)Provision for losses as a percentage of net premiums earned. See “Revenues—Net Premiums Earned” above for additional information on the changes in net premiums earned.
(4)Calculated by dividing provision for losses for new defaults, net of reinsurance, by new primary defaults for each period.
Current period new primary defaults increased by 13% for the three months ended March 31, 2023, as shown below. Our gross Default to Claim Rate assumption for new primary defaults was 8.0% at both March 31, 2023 and 2022, as we continue to closely monitor the trends in Cures and claims paid for our default inventory, while also weighing the risks and uncertainties associated with the current economic environment.
Our provision for losses during the three months ended March 31, 2023, and March 31, 2022, was positively impacted by favorable reserve development on prior period defaults, primarily as a result of more favorable trends in Cures than originally estimated due to favorable outcomes resulting from mortgage forbearance programs implemented in response to the COVID-19 pandemic as well as positive trends in home price appreciation. These favorable observed trends resulted in reductions in our Default to Claim Rate assumptions for prior year default notices, particularly for those defaults first reported in 2020 following the start of the COVID-19 pandemic. The benefit from this favorable development on prior period defaults was lower in the first quarter of 2023 as compared to the first quarter of 2022 due primarily to the reduction in the beginning primary default inventory between the two periods. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements herein for additional information, as well as Notes 1 and 11 of Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” in our 2022 Form 10-K.
Our primary default rate as a percentage of total insured loans at March 31, 2023, was 2.1% compared to 2.2% at December 31, 2022. The following table shows a rollforward of our primary loans in default.

Rollforward of primary loans in default

	Three Months Ended March 31,
	2023	2022
Beginning default inventory	21,913	29,061
New defaults	10,624	9,393
Cures	(11,686)	(12,789)
Claims paid	(80)	(125)
Rescissions and Claim Denials (1)	(23)	(30)
Ending default inventory	20,748	25,510
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

Primary loans in default - additional information

	March 31, 2023
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 1st Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments
Three payments or less	8,808	42.5%	14	41.4%	$82,418	21.7%
Four to eleven payments	7,052	34.0	208	29.9	120,778	31.9
Twelve payments or more	4,527	21.8	827	20.6	157,560	41.6
Pending claims	361	1.7	N/A	20.4	18,236	4.8
Total	20,748	100.0%	1,049		378,992	100.0%
LAE					9,535
IBNR					1,772
Total primary reserve (1)					$390,299

	December 31, 2022
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments
Three payments or less	9,584	43.7%	8	35.5%	$77,987	19.5%
Four to eleven payments	6,842	31.2	189	27.4	114,537	28.7
Twelve payments or more	5,158	23.6	750	22.9	190,148	47.7
Pending claims	329	1.5	N/A	23.5	16,202	4.1
Total	21,913	100.0%	947		398,874	100.0%
LAE					10,041
IBNR					2,128
Total primary reserve (1)					$411,043
N/A – Not applicable
(1)    Excludes pool and other reserves. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
We develop our Default to Claim Rate estimates based primarily on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. See Note 11 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for additional details about our Default to Claim Rate assumptions.
Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was approximately 30% at both March 31, 2023, and December 31, 2022. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our reserves for losses and a reconciliation of our Mortgage segment’s beginning and ending reserves for losses and LAE.
Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter based on the rate that defaults cure and other factors, including the impact of foreclosure moratoriums (as described in “Item 1. Business—Mortgage—Defaults and Claims” in our 2022 Form 10-K) that make the timing of paid claims difficult to predict.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table shows net claims paid by product and the average claim paid by product for the periods indicated.

Claims paid

	Three Months Ended March 31,
(In thousands)	2023	2022
Net claims paid (1)
Primary	$3,019	$5,153
Pool and other	(3)	(415)
Total net claims paid	$3,016	$4,738

Total average net primary claim paid (1)	$35.5	$41.6
Average direct primary claim paid (2)	$36.1	$42.1
(1)Net of reinsurance recoveries.
(2)Before reinsurance recoveries.
For additional information about our reserve for losses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2022 Form 10-K.
Cost of Services. Cost of services for the three months ended March 31, 2023, decreased as compared to the same period in 2022, primarily due to the decrease in services revenue, as discussed above. Our cost of services is primarily affected by our level of services revenue.
Other Operating Expenses. The decrease in other operating expenses for the three months ended March 31, 2023, as compared to the same period in 2022, is primarily related to a decrease in variable and share-based incentive compensation expense, including as part of allocated corporate operating expenses.
The following table shows additional information about Mortgage other operating expenses.

Other operating expenses

	Three Months Ended March 31,		Change Favorable (Unfavorable)
($ in thousands)	2023	2022	2023 vs. 2022
Direct
Salaries and other base employee expenses	$11,546	$10,859	$(687)
Variable and share-based incentive compensation	4,167	5,644	1,477
Other general operating expenses	7,722	11,201	3,479
Ceding commissions	(4,628)	(3,949)	679
Total direct	18,807	23,755	4,948
Allocated (1)
Salaries and other base employee expenses	10,831	11,330	499
Variable and share-based incentive compensation	9,139	11,053	1,914
Other general operating expenses	14,858	13,826	(1,032)
Total allocated	34,828	36,209	1,381
Total other operating expenses	$53,635	$59,964	$6,329

Expense ratio (2)	25.9%	27.2%	1.3%
(1)See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our allocation of corporate operating expenses.
(2)Operating expenses (which consist of policy acquisition costs and other operating expenses, as well as allocated corporate operating expenses), expressed as a percentage of net premiums earned. See “Revenues—Net Premiums Earned” above for additional information on the changes in net premiums earned.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations—homegenius
Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022
The following table summarizes our homegenius segment’s results of operations for the three months ended March 31, 2023 and 2022. As discussed in “Overview—Current Operating Environment,” the macroeconomic stresses beginning in the second quarter of 2022 have continued to adversely affect our homegenius business, including in particular a decrease in our title revenues due to the rapid decline in industrywide refinance volumes. We expect this trend to continue to impact the results of our homegenius segment in at least the near-term based on current market conditions and our expectation that overall refinance volumes will remain low.

Summary results of operations - homegenius

	Three Months Ended March 31,		Change Favorable (Unfavorable)
(In thousands)	2023	2022	2023 vs. 2022
Revenues
Net premiums earned	$1,788	$9,016	$(7,228)
Services revenue	10,743	24,878	(14,135)
Net investment income	430	18	412
Total revenues	12,961	33,912	(20,951)

Expenses
Provision for losses	(65)	481	546
Cost of services	10,157	21,370	11,213
Other operating expenses	25,910	25,567	(343)
Total expenses	36,002	47,418	11,416

Adjusted pretax operating income (loss) (1)	$(23,041)	$(13,506)	$(9,535)
(1)Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of our business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.
Revenues
Net Premiums Earned. Net premiums earned for the three months ended March 31, 2023, decreased as compared to the same period in 2022, primarily due to a decrease in new title policies written in our title insurance business given the decline in industrywide refinance volumes.
Services Revenue. Services revenue for the three months ended March 31, 2023, decreased as compared to the same period in 2022, primarily due to a decrease in real estate and title services revenues resulting from the recent macroeconomic stresses, as described above. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for the disaggregation of services revenue by revenue type.
Expenses
Cost of Services. Cost of services for the three months ended March 31, 2023, decreased as compared to the same period in 2022, primarily due to the decrease in services revenue. Our cost of services is primarily affected by our level of services revenue and the number of employees providing those services. As further discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Current Operating Environment” in our 2022 Form 10-K, the number of employees was reduced for the three months ended March 31, 2023, as compared to the same period in 2022, as a result of the steps taken in 2022 to better align our workforce with the current and expected needs of our business.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Other Operating Expenses. The following table shows additional information about homegenius other operating expenses.

Other operating expenses

	Three Months Ended March 31,		Change Favorable (Unfavorable)
(In thousands)	2023	2022	2023 vs. 2022
Direct
Salaries and other base employee expenses	$9,040	$8,707	$(333)
Variable and share-based incentive compensation	3,460	3,916	456
Other general operating expenses	8,054	6,565	(1,489)
Title agent commissions	697	1,099	402
Total direct	21,251	20,287	(964)
Allocated (1)
Salaries and other base employee expenses	1,454	1,668	214
Variable and share-based incentive compensation	1,240	1,606	366
Other general operating expenses	1,965	2,006	41
Total allocated	4,659	5,280	621
Total other operating expenses	$25,910	$25,567	$(343)
(1)See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our allocation of corporate operating expenses.
Results of Operations—All Other
Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022
The following table summarizes our All Other results of operations for the three months ended March 31, 2023 and 2022.

Summary results of operations - All Other

	Three Months Ended March 31,		Change Favorable (Unfavorable)
(In thousands)	2023	2022	2023 vs. 2022
Revenues
Net investment income	$12,294	$4,161	$8,133
Net gains (losses) on investments and other financial instruments	80	—	80
Other income	5	—	5
Total revenues	12,379	4,161	8,218

Expenses
Other operating expenses	3,833	3,548	(285)
Interest expense	77	—	(77)
Total expenses	3,910	3,548	(362)

Adjusted pretax operating income (1)	$8,469	$613	$7,856
(1)Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of our business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our All Other results include income from investments held at Radian Group, which have benefited from rising interest rates over the past year. All Other also includes the financial results of Radian Mortgage Capital. As of March 31, 2023, in light of the challenging market conditions in the secondary mortgage market, Radian Mortgage Capital had purchased only a limited number of loans, which were acquired in the fourth quarter of 2022 and first quarter of 2023, and has not yet conducted any securitizations.
Liquidity and Capital Resources
Consolidated Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Summary cash flows - Consolidated

	Three Months Ended March 31,
(In thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$116,778	$116,675
Investing activities	(30,542)	(71,795)
Financing activities	(92,052)	(63,996)
Increase (decrease) in cash and restricted cash	$(5,816)	$(19,116)
Operating Activities. Our most significant source of operating cash flows is from premiums received from our mortgage insurance policies, while our most significant uses of operating cash flows are typically for our operating expenses and claims paid on our mortgage insurance policies. Cash provided by operating activities was consistent for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to lower payments for operating expenses being offset by lower direct premiums written, due primarily to lower Single Premium Policy NIW resulting from reduced refinancing activity.
Investing Activities. Net cash used by investing activities decreased for the three months ended March 31, 2023, as compared to the same period in 2022, primarily as a result of a decrease in purchases of fixed-maturity investments available for sale, partially offset by: (i) a decrease in redemptions of fixed-maturity investments available for sale and trading securities and (ii) a decrease in purchases, net of sales and redemptions, of short-term investments.
Financing Activities. For the three months ended March 31, 2023, our primary financing activities impacting cash included: (i) net changes in secured borrowings; (ii) payment of dividends; and (iii) repurchases of our common stock. See Notes 12 and 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our borrowings and share repurchases, respectively.
See “Item 1. Financial Statements (Unaudited)—Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.
Liquidity Analysis—Holding Company
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. At March 31, 2023, Radian Group had available, either directly or through unregulated subsidiaries, unrestricted cash and liquid investments of $956 million. Available liquidity at March 31, 2023, excludes certain additional cash and liquid investments that have been advanced to Radian Group from its subsidiaries to pay for corporate expenses and interest payments. Total liquidity, which includes our undrawn $275 million unsecured revolving credit facility, as described below, was $1.2 billion as of March 31, 2023.
During the three months ended March 31, 2023, Radian Group’s available liquidity increased by $53 million, due primarily to a $100 million ordinary dividend received from Radian Guaranty in March 2023, partially offset by payments for dividends and share repurchases, as described below.
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
Radian Group has in place a $275 million unsecured revolving credit facility with a syndicate of bank lenders. Subject to certain limitations, borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to our insurance subsidiaries as well as growth initiatives. At March 31, 2023,

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
the full $275 million remains undrawn and available under the facility. See Note 12 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for additional information on the unsecured revolving credit facility.
In connection with our mortgage conduit initiative, in 2022, Radian Mortgage Capital entered into the Master Repurchase Agreements. At that time, Radian Group entered into two separate Parent Guarantees to guaranty the obligations under the Master Repurchase Agreements. Under these Parent Guarantees, Radian Group is subject to negative and affirmative covenants customary for this type of financing transaction, including compliance with financial covenants that are generally consistent with the comparable covenants in the Company’s revolving credit facility. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information. In addition to financing the acquisition of mortgage loan assets under the Master Repurchase Agreements, Radian Mortgage Capital may fund such purchases directly using capital contributed from Radian Group.
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
In addition to our ongoing short-term liquidity needs discussed above, our most significant need for liquidity beyond the next 12 months is the repayment of $1.4 billion aggregate principal amount of our senior debt due in future years. See “Capitalization—Holding Company” below for details of our debt maturity profile. Radian Group’s liquidity demands for the next 12 months or in future periods could also include: (i) early repurchases or redemptions of portions of our debt obligations and (ii) additional investments to support our business strategy, including additional capital contributions to its subsidiaries. For additional information about related risks and uncertainties, see “Our sources of liquidity may be insufficient to fund our obligations” and “Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” under “Item 1A. Risk Factors” in our 2022 Form 10-K. See also “Overview—Current Operating Environment” above for further information.
We believe that Radian Group has sufficient current sources of liquidity to fund its obligations. If we otherwise decide to increase our liquidity position, Radian Group may seek additional capital, including by incurring additional debt, issuing additional equity, or selling assets, which we may not be able to do on favorable terms, if at all.
Share Repurchases. During the three months ended March 31, 2023, the Company repurchased 716 thousand shares of Radian Group common stock under programs authorized by Radian Group’s board of directors, at a total cost of $15 million, including commissions. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase programs.
Dividends and Dividend Equivalents. In February 2023, Radian Group’s board of directors authorized an increase to the Company’s quarterly dividend from $0.20 to $0.225 per share. Based on our current outstanding shares of common stock and restricted stock units, we expect to require approximately $141 million in the aggregate to pay dividends and dividend equivalents for the next 12 months. So long as no default or event of default exists under our revolving credit facility or the Parent Guarantees, Radian Group is not subject to any legal or contractual limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details. The declaration and payment of future quarterly dividends remains subject to the board of directors’ discretion and determination.
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding debt obligations. Corporate expenses and interest expense on Radian Group’s debt obligations allocated under these arrangements during the three months ended March 31, 2023, of $43 million and $21 million, respectively, were substantially all reimbursed by its subsidiaries. We expect substantially all of our holding company expenses to continue to be reimbursed by our subsidiaries under our expense-sharing arrangements. The expense-sharing arrangements between Radian Group and its mortgage insurance subsidiaries, as amended, have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.
Taxes. Pursuant to our tax-sharing agreements, our operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if they were not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may pay to or receive from its operating subsidiaries amounts that differ from Radian Group’s consolidated federal tax payment obligation. There were no tax-sharing agreement payments received by Radian Group from its subsidiaries during the three months ended March 31, 2023.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Capitalization—Holding Company
The following table presents our holding company capital structure.

Capital structure

(In thousands, except per-share amounts and ratios)	March 31, 2023	December 31, 2022
Debt
Senior Notes due 2024	$450,000	$450,000
Senior Notes due 2025	525,000	525,000
Senior Notes due 2027	450,000	450,000
Deferred debt costs on senior notes	(10,451)	(11,496)
Revolving credit facility	—	—
Total	1,414,549	1,413,504
Stockholders’ equity	4,106,478	3,919,327
Total capitalization	$5,521,027	$5,332,831
Debt-to-capital ratio	25.6%	26.5%

Shares outstanding	156,547	157,056
Book value per share	$26.23	$24.95
Stockholders’ equity increased by $187 million from December 31, 2022, to March 31, 2023. The net increase in stockholders’ equity for the three months ended March 31, 2023, resulted primarily from our net income of $158 million and a net reduction in unrealized losses on investment securities of $70 million as a result of a decrease in market interest rates during the period, partially offset by dividends of $36 million and share repurchases of $15 million. As of March 31, 2023, we did not expect to realize a loss for our investments in an unrealized loss position given our intent and ability to hold these investment securities until recovery of their amortized cost basis.
The increase in book value per share from $24.95 at December 31, 2022, to $26.23 at March 31, 2023, is primarily due to: (i) an increase of $1.00 per share attributable to our net income for the three months ended March 31, 2023, and (ii) an increase of $0.45 per share due to a net reduction in unrealized losses in our available for sale securities, recorded in accumulated other comprehensive income. Partially offsetting these items was a decrease of $0.23 per share attributable to dividends and dividend equivalents.
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
Mortgage
Historically, one of the primary demands for liquidity in our Mortgage business is the payment of claims, net of reinsurance, including from commutations and settlements. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for information on our mortgage insurance reserve for losses and LAE, which represents our best estimate for the costs of settling future claims on currently defaulted mortgage loans. Other principal demands for liquidity in our Mortgage business include: (i) expenses (including those allocated from Radian Group); (ii) repayments of FHLB advances; and (iii) taxes, including potential additional purchases of U.S. Mortgage Guaranty Tax and Loss Bonds. See Notes 10 and 16 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for additional information related to these non-interest bearing instruments. In addition to the foregoing liquidity demands, other payments have included, and in the

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
future could include, distributions from Radian Guaranty to Radian Group, including returns of capital or recurring ordinary dividends, as discussed below.
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
As of March 31, 2023, our mortgage insurance subsidiaries maintained claims paying resources of $5.8 billion on a statutory basis, which consist of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves. In addition, our reinsurance programs are designed to provide additional claims-paying resources during times of economic stress and elevated losses. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Radian Guaranty’s Risk-to-capital as of March 31, 2023, was 10.6 to 1. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form. At March 31, 2023, Radian Guaranty had statutory policyholders’ surplus of $721 million. This balance includes a $596 million benefit from U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury, which mortgage guaranty insurers such as Radian Guaranty may purchase in order to be eligible for a tax deduction, subject to certain limitations, related to amounts required to be set aside in statutory contingency reserves. See Note 16 of Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” in our 2022 Form 10-K for more information.
Radian Guaranty currently is an approved mortgage insurer under the PMIERs. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. At March 31, 2023, Radian Guaranty’s Available Assets under the PMIERs financial requirements totaled approximately $5.7 billion, resulting in a PMIERs Cushion of $1.7 billion, or 44%, over its Minimum Required Assets. Those amounts compare to Available Assets of $5.6 billion and a PMIERs cushion of $1.7 billion, or 45%, at December 31, 2022.
Our PMIERs Cushion at March 31, 2023, also includes a benefit from the current broad-based application of the Disaster Related Capital Charge that has reduced the total amount of Minimum Required Assets that Radian Guaranty otherwise would have been required to hold against pandemic-related defaults by approximately $150 million and $200 million as of March 31, 2023, and December 31, 2022, respectively, taking into consideration our risk distribution structures in effect as of those dates. The application of the Disaster Related Capital Charge has reduced Radian Guaranty’s PMIERs Minimum Required Assets, but we expect this impact will continue to diminish over time. See “Item 1. Business—Regulation—Federal Regulation—GSE Requirements for Mortgage Insurance Eligibility” in our 2022 Form 10-K for more information about the Disaster Related Capital Charge.
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
Aided by the positive impacts of its merger with Radian Reinsurance in December 2022, Radian Guaranty had positive unassigned surplus of $258 million as of December 31, 2022, providing Radian Guaranty with the ability to pay ordinary dividends beginning in the first quarter of 2023, subject to the preceding year’s statutory net income and other limitations under Pennsylvania’s insurance laws. As a result, Radian Guaranty paid an ordinary dividend of $100 million to Radian Group in March 2023 and maintains the ability to pay additional ordinary dividends during the remainder of 2023. Subsequent to the payment of this dividend, as of March 31, 2023, Radian Guaranty had positive unassigned surplus of $221 million. See Note 16 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for additional information on our statutory dividend restrictions and contingency reserve requirements.
Radian Guaranty is a member of the FHLB. As a member, it may borrow from the FHLB, subject to certain conditions, which include requirements to post collateral and to maintain a minimum investment in FHLB stock. Advances from the FHLB may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing for general cash management and liquidity purposes. As of March 31, 2023, there were $113 million of FHLB advances outstanding. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
homegenius
As of March 31, 2023, our homegenius segment maintained cash and liquid investments totaling $65 million, including $48 million held by Radian Title Insurance.
Title insurance companies, including Radian Title Insurance, are subject to comprehensive state regulations, including minimum net worth requirements. Radian Title Insurance was in compliance with all of its minimum net worth requirements at March 31, 2023. In the event the cash flows from operations of the homegenius segment are not adequate to fund all of its

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
needs, including the regulatory capital needs of Radian Title Insurance, Radian Group may provide additional funds to the homegenius segment in the form of an intercompany note or other capital contribution, and if needed for Radian Title Insurance, subject to the approval of the Ohio Department of Insurance. Additional capital support may also be required for potential investments in new business initiatives to support our strategy of growing our businesses. During the three months ended March 31, 2023, Radian Group contributed $32 million in capital support to its homegenius subsidiaries.
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
Ratings
We believe that ratings independently assigned by third-party statistical rating organizations often are considered by others in assessing our credit strength and the financial strength of our primary insurance subsidiaries. Radian Group, Radian Guaranty and Radian Title Insurance are currently assigned the financial strength ratings set forth in the chart below, which are provided for informational purposes only and are subject to change. See “The current financial strength ratings assigned to our mortgage insurance subsidiaries could weaken our competitive position and potential downgrades by rating agencies to these ratings and the ratings assigned to Radian Group could adversely affect the Company” under “Item 1A. Risk Factors” in our 2022 Form 10-K.

Ratings

Subsidiary	Moody’s (1)	S&P (1)	Fitch (1)	Demotech
Radian Group	Baa3	BB+	BBB-	N/A
Radian Guaranty	A3	BBB+	A-	N/A
Radian Title Insurance	N/A	N/A	N/A	A
(1)Moody’s, S&P and Fitch each currently rate the outlook for both Radian Group and Radian Guaranty as Stable.
Critical Accounting Estimates
As of the filing date of this report, there were no significant changes in our critical accounting estimates from those discussed in our 2022 Form 10-K. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for accounting pronouncements issued but not yet adopted that may impact the Company’s consolidated financial position, earnings, cash flows or disclosures.

Table of Contents Glossary
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in market conditions. Examples of market risk include changes in interest rates, credit spreads, foreign currency exchange rates and equity prices. We regularly analyze our exposure to interest-rate risk and credit-spread risk and have determined that the fair value of our investments is materially exposed to changes in both interest rates and credit spreads. See “Our success depends, in part, on our ability to manage risks in our investment portfolio” under “Item 1A. Risk Factors” in our 2022 Form 10-K.
Our market risk exposures at March 31, 2023, have not materially changed from those identified in our 2022
Form 10-K.
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
Our management, including our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2023, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
During the three-month period ended March 31, 2023, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
There have been no material changes to our risk factors from those previously disclosed in our 2022 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuance of Unregistered Securities
During the three months ended March 31, 2023, no equity securities of Radian Group were sold that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended March 31, 2023.

Share repurchase program

($ in thousands, except per-share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
Period
1/1/2023 to 1/31/2023	9,542	$19.07	—	$300,000
2/1/2023 to 2/28/2023	39,050	21.66	38,546	299,164
3/1/2023 to 3/31/2023	699,516	20.94	677,097	285,000
Total	748,108		715,643
(1)Includes 32,465 shares tendered by employees as payment of taxes withheld on the vesting of certain restricted stock awards granted under the Company’s equity compensation plans.
(2)In January 2023, Radian Group’s board of directors approved a share repurchase program authorizing the Company to spend up to $300 million, excluding commissions, to repurchase Radian Group common stock. During the three months ended March 31, 2023, the Company purchased 716 thousand shares at an average price of $20.97, including commissions, under this share repurchase program which expires in January 2025. During April 2023, the Company purchased an additional 229 thousand shares of its common stock at an average price of $21.88 per share, including commissions. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase program.
Limitations on Payment of Dividends
Radian Group is not subject to any legal or contractual limitations on its ability to pay dividends except as described below. The Company is subject to dividend limitations generally applicable to corporations that are incorporated in Delaware. In addition, pursuant to Radian Group’s revolving credit facility and the Parent Guarantees, Radian Group is permitted to pay dividends so long as no event of default exists and the Company is in pro forma compliance with the applicable financial covenants in the agreements on the date a dividend is declared. See Note 12 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for additional details.

Table of Contents Glossary
Item 6. Exhibits

Exhibit Number	Exhibit

10.1
FIRST AMENDMENT, dated as of April 12, 2023, to the Credit Agreement, dated as of December 7, 2021, by and among Radian Group Inc., a Delaware corporation, each of the lenders from time to time party thereto, Royal Bank of Canada, as administrative agent for the Lenders and an LC Issuer, and the other agents and arrangers party thereto, including a fully conformed copy of the amended Credit Agreement as Exhibit A (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated April 12, 2023, and filed on April 14, 2023)

10.2
Amendment No. 1 to Master Repurchase Agreement, dated April 17, 2023, between Radian Mortgage Capital LLC, Radian Group Inc. and Bank of Montreal including a fully conformed copy of the amended Master Repurchase Agreement as Exhibit A (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated April 17, 2023, and filed on April 18, 2023)

10.3+
Transition, Separation and Release Agreement, dated January 13, 2023, between J. Franklin Hall and Radian Group Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated January 13, 2023, and filed on January 20, 2023)

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

Radian Group Inc.

Date:	May 5, 2023	/s/ ROBERT J. QUIGLEY
Robert J. Quigley
Executive Vice President, Controller and Chief Accounting Officer (Principal Financial and Accounting Officer)