Form 10-Q
period 2023-06-30
RADIAN GROUP INC
filed 2023-08-04
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 157,425,863 shares of common stock, $0.001 par value per share, outstanding on August 2, 2023.

Glossary of Abbreviations and Acronyms for Selected References
The following list defines various abbreviations and acronyms used throughout this report, including the Condensed Consolidated Financial Statements, the Notes to Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.
A number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) are also utilized throughout this report, to assist readers seeking additional information related to a particular subject.

Term	Definition
2012 QSR Agreements	Collectively, the quota share reinsurance agreements entered into with a third-party reinsurance provider in the second and fourth quarters of 2012 to cede on a combined basis a portion of NIW originated between the fourth quarter of 2011 and the fourth quarter of 2014
2016 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in the first quarter of 2016 and subsequently amended in the fourth quarter of 2017 to cede a portion of Single Premium NIW originated between January 1, 2012, and December 31, 2017
2018 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in October 2017 to cede a portion of Single Premium NIW originated between January 1, 2018, and December 31, 2019
2020 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in January 2020 to cede a portion of Single Premium NIW originated between January 1, 2020, and December 31, 2021
2022 QSR Agreement	Quota share reinsurance arrangement entered into with a panel of third-party reinsurance providers to cede, starting July 1, 2022, a portion of NIW, which includes both Recurring Premium Policies and Single Premium Policies, originated between January 1, 2022, and June 30, 2023
2023 QSR Agreement	Quota share reinsurance arrangement entered into with a panel of third-party reinsurance providers to cede, starting July 1, 2023, a portion of NIW, which includes both Recurring Premium Policies and Single Premium Policies, originated between July 1, 2023, and June 30, 2024
ABS	Asset-backed securities
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

ASU	Accounting Standards Update, issued by the FASB to communicate changes to GAAP
Available Assets	As defined in the PMIERs, assets primarily including the most liquid assets of a mortgage insurer, and reduced by, among other items, premiums received but not yet earned and reinsurance funds withheld
BMO Master Repurchase Agreement	Uncommitted Master Repurchase Agreement, effective September 28, 2022, and as amended to date, between Bank of Montreal, a Canadian Chartered bank acting through its Chicago Branch, and Radian Mortgage Capital to finance Radian Mortgage Capital’s acquisition of mortgage loans and related mortgage loan assets. The termination date of the BMO Master Repurchase Agreement is currently September 27, 2023.
Claim Denial	Our legal right, under certain conditions, to deny a claim
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
COVID-19	The coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
Cures	Loans that were in default as of the beginning of a period and are no longer in default primarily because payments were received such that the loan is no longer 60 or more days past due
Default to Claim Rate	The percentage of defaulted loans that are assumed to result in a claim
Demotech	Demotech, Inc.

Term	Definition
Disaster Related Capital Charge	Under the PMIERs, multiplier of 0.30 applied to the required asset amount factor for each non-performing loan: (i) backed by a property located in a FEMA Designated Area and (ii) either subject to a certain forbearance plan or with an initial default date occurring within a certain timeframe
Eagle Re Issuer(s)	A group of unaffiliated special purpose insurers (VIEs) domiciled in Bermuda, comprising Eagle Re 2018-1 Ltd., Eagle Re 2019-1 Ltd., Eagle Re 2020-1 Ltd., Eagle Re 2021-1 Ltd. and/or Eagle Re 2021-2 Ltd., which provide reinsurance coverage under Radian Guaranty’s Excess-of-Loss Program. The issuers also included Eagle Re 2020-2 Ltd. prior to its termination in September 2022.
ERCF	Enterprise Regulatory Capital Framework, finalized in February 2022, which establishes a new regulatory capital framework for the GSEs
Excess-of-Loss Program	The credit risk protection obtained by Radian Guaranty in the form of excess-of-loss reinsurance, which indemnifies the ceding company against loss in excess of a specific agreed limit, up to a specified sum. The program includes reinsurance agreements with the Eagle Re Issuers in connection with various issuances of mortgage insurance-linked notes.
Exchange Act	Securities Exchange Act of 1934, as amended
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FEMA	Federal Emergency Management Agency, an agency of the U.S. Department of Homeland Security
FEMA Designated Area	Generally, an area that has been subject to a disaster, designated by FEMA as an individual assistance disaster area for the purpose of determining eligibility for various forms of federal assistance
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
FICO	Fair Isaac Corporation (“FICO”) credit scores, for Radian’s portfolio statistics, represent the borrower’s credit score at origination and, in circumstances where there are multiple borrowers, the lowest of the borrowers’ FICO scores is utilized
Fitch	Fitch Ratings, Inc.
Foreclosure Stage Defaulted Loans	Loans in the stage of default in which a foreclosure sale has been scheduled or held
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	Generally accepted accounting principles in the U.S., as amended from time to time
Goldman Sachs Master Repurchase Agreement	Uncommitted Master Repurchase Agreement, effective July 15, 2022, and as amended to date, among Goldman Sachs Bank USA, a national banking institution, Radian Liberty Funding LLC, a Delaware limited liability company, and Radian Mortgage Capital to finance the acquisition of mortgage loans and related mortgage loan assets. The termination date of the Goldman Sachs Master Repurchase Agreement is currently September 14, 2023.
GSE(s)	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
homegenius	Radian’s business segment that offers an array of title, real estate and real estate technology products and services to consumers, mortgage lenders, mortgage and real estate investors, GSEs, real estate brokers and agents
IBNR	Losses incurred but not reported
IIF	Insurance in force, equal to the aggregate unpaid principal balances of the underlying loans
LAE	Loss adjustment expenses, which include the cost of investigating and adjusting losses and paying claims
LIBOR	London Inter-bank Offered Rate
LTV	Loan-to-value ratio, calculated as the ratio of the original loan amount to the original value of the property, expressed as a percentage
Master Policy
Radian Guaranty’s master insurance policy form(s) setting forth the terms and conditions of our mortgage insurance coverage, which are updated periodically, including in response to requirements issued by the GSEs, and filed in each of the jurisdictions in which we conduct business

Term	Definition
Master Repurchase Agreements	The Goldman Sachs Master Repurchase Agreement and the BMO Master Repurchase Agreement, collectively
Minimum Required Asset(s)	A risk-based minimum required asset amount, as defined in the PMIERs, calculated based on net RIF (RIF, net of credits permitted for reinsurance) and a variety of measures related to expected credit performance and other factors, including the impact of the Disaster Related Capital Charge
Monthly and Other Recurring Premiums (or Recurring Premium Policies)	Insurance premiums or policies, respectively, where premiums are paid on a monthly or other installment basis, in contrast to Single Premium Policies
Monthly Premium Policies	Insurance policies where premiums are paid on a monthly installment basis
Moody’s	Moody’s Investors Service
Mortgage	Radian’s mortgage insurance and risk services business segment, which provides credit-related insurance coverage, principally through private mortgage insurance on residential first-lien mortgage loans, as well as contract underwriting and other credit risk management solutions, to mortgage lending institutions and mortgage credit investors
MPP Requirement	Certain states’ statutory or regulatory risk-based capital requirement that the mortgage insurer must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels
NIW	New insurance written, representing the aggregate original principal amount of the mortgages underlying the Primary Mortgage Insurance
Parent Guarantees	Two separate parent guaranty agreements, entered into by Radian Group in connection with its mortgage conduit business, to guaranty the obligations of certain of its subsidiaries in connection with the Master Repurchase Agreements
Persistency Rate	The percentage of IIF that remains in force over a period of time
PMIERs	Private Mortgage Insurer Eligibility Requirements issued by the GSEs under oversight of the Federal Housing Finance Agency and updated by them from time to time to set forth requirements an approved insurer must meet and maintain to provide mortgage guaranty insurance on loans acquired by the GSEs
PMIERs Cushion	Under PMIERs, Radian Guaranty’s excess of Available Assets over Minimum Required Assets
Pool Mortgage Insurance	Insurance that provides a lender or investor protection against default on a group or “pool” of mortgages, rather than on an individual mortgage loan basis, generally subject to an aggregate exposure limit, or “stop loss” (usually between 1% and 10%), and/or deductible applied to the initial aggregate loan balance of the entire pool, pursuant to the terms of the applicable insurance agreement
Primary Mortgage Insurance	Insurance that provides a lender or investor protection against default on an individual mortgage loan basis, at a specified coverage percentage for each loan, pursuant to the terms of the applicable Master Policy
QSR Program	The Single Premium QSR Program, the 2012 QSR Agreements, the 2022 QSR Agreement and the 2023 QSR Agreement, collectively
Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Group	Radian Group Inc., our insurance holding company
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group and our approved insurer under the PMIERs, through which we provide mortgage insurance products and services
Radian Mortgage Capital	Radian Mortgage Capital LLC, a Delaware limited liability company and an indirect subsidiary of Radian Group, is a mortgage conduit formed to acquire residential mortgage loans which Radian Mortgage Capital expects to then distribute into the capital markets through private label securitizations or sell directly to mortgage investors
Radian Reinsurance	Radian Reinsurance Inc., a former Pennsylvania domiciled insurance company and subsidiary of Radian Group that was merged into Radian Guaranty in December 2022
Radian Title Insurance	Radian Title Insurance Inc., an Ohio domiciled insurance company and an indirect subsidiary of Radian Group, through which we offer title insurance and settlement services

Term	Definition
RBC States	Risk-based capital states, which are those states that currently impose a statutory or regulatory risk-based capital requirement
Rescission	Our legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies if we determine that a loan did not qualify for insurance
RIF	Risk in force; for Primary Mortgage Insurance, RIF is equal to the underlying loan unpaid principal balance multiplied by the insurance coverage percentage, whereas for Pool Mortgage Insurance, it represents the remaining exposure under the agreements
Risk-to-capital	Under certain state regulations, a maximum ratio of net RIF calculated relative to the level of statutory capital
RMBS	Residential mortgage-backed securities
RSU	Restricted stock unit
S&P	Standard & Poor’s Financial Services LLC
SAP	Statutory accounting principles and practices, including those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes due 2024	Our 4.500% unsecured senior notes due October 2024 ($450 million original principal amount)
Senior Notes due 2025	Our 6.625% unsecured senior notes due March 2025 ($525 million original principal amount)
Senior Notes due 2027	Our 4.875% unsecured senior notes due March 2027 ($450 million original principal amount)
Single Premium NIW	NIW on Single Premium Policies
Single Premium Policy / Policies	Insurance policies where premiums are paid in a single payment, which includes policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically shortly after the loans have been originated)
Single Premium QSR Program	The 2016 Single Premium QSR Agreement, the 2018 Single Premium QSR Agreement and the 2020 Single Premium QSR Agreement, collectively
SOFR	Secured Overnight Financing Rate
Statutory RBC Requirement	Risk-based capital requirement imposed by the RBC States, requiring a minimum surplus level and, in certain states, a minimum ratio of statutory capital relative to the level of risk
VIE	Variable interest entity

Table of Contents Glossary
Cautionary Note Regarding Forward-Looking Statements
—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements are not guarantees of future performance, and the forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:
■the health of the U.S. housing market generally and changes in economic conditions that impact the size of the insurable mortgage market, the credit performance of our insured mortgage portfolio and our business prospects, including more recently, changes resulting from inflationary pressures, the higher interest rate environment and the risks of a recession and of higher unemployment rates, as well as other macroeconomic stresses such as the continuing Russia-Ukraine conflict or other geopolitical events;
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

Table of Contents Glossary
■U.S. political conditions and legislative and regulatory activity (or inactivity), including adoption of (or failure to adopt) new laws and regulations, or changes in existing laws and regulations, or the way they are interpreted or applied;
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
■the possibility that we may fail to estimate accurately, especially in the event of an extended economic downturn or a period of extreme market volatility and economic uncertainty, the likelihood, magnitude and timing of losses in establishing loss reserves for our mortgage insurance business or to accurately calculate and/or project our Available Assets and Minimum Required Assets under the PMIERs, which could be impacted by, among other things, the size and mix of our IIF, future changes to the PMIERs, the level of defaults in our portfolio, the reported status of defaults in our portfolio (including whether they are subject to mortgage forbearance, a repayment plan or a loan modification trial period), the level of cash flow generated by our insurance operations and our risk distribution strategies;
■volatility in our financial results caused by changes in the fair value of our assets and liabilities, including with respect to our use of derivatives and within our investment portfolio;
■changes in GAAP or SAP rules and guidance, or their interpretation;
■risks associated with investments to grow our existing businesses, or to pursue new lines of business or new products and services, including our ability and related costs to develop, launch and implement new and innovative technologies and digital products and services, whether these products and services receive broad customer acceptance or disrupt existing customer relationships, and additional financial risks related to these investments, including required changes in our investment, financing and hedging strategies, risks associated with our increased use of financial leverage, which could expose us to liquidity risks resulting from changes in the fair values of assets, and the risk that we may fail to achieve forecasted results, which could result in lower or negative earnings contribution and/or impairment charges associated with intangible assets;
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

Table of Contents Glossary
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per-share amounts)	June 30, 2023	December 31, 2022
Assets
Investments (Notes 5 and 6)
Fixed-maturities available for sale—at fair value (amortized cost of $5,685,122 and $5,587,261)	$5,155,897	$5,017,711
Trading securities—at fair value (amortized cost of $111,226 and $122,472)	105,929	115,665
Equity securities—at fair value (cost of $141,929 and $162,899)	133,106	148,965
Mortgage loans held for sale—at fair value	59,252	3,549
Other invested assets—at fair value	5,762	5,511
Short-term investments—at fair value (includes $72,023 and $99,735 of reinvested cash collateral held under securities lending agreements)	435,925	402,090
Total investments	5,895,871	5,693,491
Cash	61,142	56,183
Restricted cash	1,317	377
Accrued investment income	42,650	40,093
Accounts and notes receivable	138,432	119,834
Reinsurance recoverables (includes $18 and $18 for paid losses)	22,979	25,633
Deferred policy acquisition costs	19,272	18,460
Property and equipment, net	73,885	70,981
Goodwill and other acquired intangible assets, net (Note 7)	12,543	15,285
Prepaid federal income taxes (Note 10)	663,320	596,368
Other assets (Note 9)	375,132	427,024
Total assets	$7,306,543	$7,063,729

Liabilities and stockholders’ equity
Liabilities
Unearned premiums	$246,666	$271,479
Reserve for losses and LAE (Note 11)	379,434	426,843
Senior notes (Note 12)	1,415,610	1,413,504
Secured borrowings (Note 12)	178,762	155,822
Reinsurance funds withheld	154,354	152,067
Net deferred tax liability	479,754	391,083
Other liabilities	281,127	333,604
Total liabilities	3,135,707	3,144,402
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($0.001 par value; 485,000 shares authorized; 2023: 177,386 and 157,350 shares issued and outstanding, respectively; 2022: 176,509 and 157,056 shares issued and outstanding, respectively)	177	176
Treasury stock, at cost (2023: 20,036 shares; 2022: 19,453 shares)	(945,032)	(930,643)
Additional paid-in capital	1,522,895	1,519,641
Retained earnings	4,016,482	3,786,952
Accumulated other comprehensive income (loss) (Note 15)	(423,686)	(456,799)
Total stockholders’ equity	4,170,836	3,919,327
Total liabilities and stockholders’ equity	$7,306,543	$7,063,729
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2023	2022	2023	2022
Revenues
Net premiums earned (Note 8)	$213,429	$253,892	$446,667	$508,082
Services revenue (Note 4)	11,797	27,281	22,781	56,629
Net investment income	64,182	46,957	123,403	85,153
Net gains (losses) on investments and other financial instruments (includes net realized gains (losses) on investments of $(3,351), $(3,992), $(8,856) and $(4,315)) (Note 6)	(236)	(41,869)	5,349	(71,326)
Other income	1,241	572	2,833	1,275
Total revenues	290,413	286,833	601,033	579,813

Expenses
Provision for losses	(21,632)	(113,922)	(38,561)	(197,676)
Policy acquisition costs	5,218	5,940	11,511	12,545
Cost of services	10,257	22,760	20,655	47,513
Other operating expenses	89,885	90,495	173,154	180,036
Interest expense	22,639	20,831	44,846	41,677
Amortization of other acquired intangible assets	1,370	849	2,741	1,698
Total expenses	107,737	26,953	214,346	85,793

Pretax income	182,676	259,880	386,687	494,020
Income tax provision	36,589	58,687	82,843	111,696
Net income	$146,087	$201,193	$303,844	$382,324

Net income per share
Basic	$0.92	$1.16	$1.91	$2.18
Diluted	$0.91	$1.15	$1.89	$2.16

Weighted average number of common shares outstanding—basic	159,010	173,705	159,250	175,491
Weighted average number of common and common equivalent shares outstanding—diluted	160,744	175,419	161,129	177,349
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net income	$146,087	$201,193	$303,844	$382,324
Other comprehensive income (loss), net of tax (Note 15)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected losses has not been recognized	(41,125)	(202,665)	24,729	(453,957)
Less: Reclassification adjustment for net gains (losses) on investments included in net income
Net realized gains (losses) on disposals and non-credit related impairment losses	(4,072)	(3,113)	(8,205)	(4,675)
Net unrealized gains (losses) on investments	(37,053)	(199,552)	32,934	(449,282)
Other adjustments to comprehensive income (loss), net	—	—	179	84
Other comprehensive income (loss), net of tax	(37,053)	(199,552)	33,113	(449,198)
Comprehensive income (loss)	$109,034	$1,641	$336,957	$(66,874)
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stockholders’ Equity (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Common stock
Balance, beginning of period	$176	$193	$176	$194
Issuance of common stock under incentive and benefit plans	1	2	2	2
Shares repurchased under share repurchase program (Note 14)	—	(9)	(1)	(10)
Balance, end of period	177	186	177	186

Treasury stock
Balance, beginning of period	(931,313)	(920,958)	(930,643)	(920,798)
Repurchases of common stock under incentive plans	(13,719)	(9,326)	(14,389)	(9,486)
Balance, end of period	(945,032)	(930,284)	(945,032)	(930,284)

Additional paid-in capital
Balance, beginning of period	1,515,852	1,871,763	1,519,641	1,878,372
Issuance of common stock under incentive and benefit plans	752	275	2,857	1,638
Share-based compensation	11,143	10,210	20,405	23,566
Shares repurchased under share repurchase program (Note 14)	(4,852)	(183,758)	(20,008)	(205,086)
Balance, end of period	1,522,895	1,698,490	1,522,895	1,698,490

Retained earnings
Balance, beginning of period	3,908,396	3,326,119	3,786,952	3,180,935
Net income	146,087	201,193	303,844	382,324
Dividends and dividend equivalents declared	(38,001)	(35,637)	(74,314)	(71,584)
Balance, end of period	4,016,482	3,491,675	4,016,482	3,491,675

Accumulated other comprehensive income (loss)
Balance, beginning of period	(386,633)	(129,553)	(456,799)	120,093
Net unrealized gains (losses) on investments, net of tax	(37,053)	(199,552)	32,934	(449,282)
Other adjustments to other comprehensive income (loss)	—	—	179	84
Balance, end of period	(423,686)	(329,105)	(423,686)	(329,105)

Total stockholders’ equity	$4,170,836	$3,930,962	$4,170,836	$3,930,962
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022
Cash flows from operating activities
Net cash provided by (used in) operating activities	$189,249	$176,850

Cash flows from investing activities
Proceeds from sales of:
Fixed-maturities available for sale	230,081	193,967
Trading securities	9,122	—
Equity securities	45,295	5,770
Proceeds from redemptions of:
Fixed-maturities available for sale	250,764	477,664
Trading securities	1,310	45,521
Purchases of:
Fixed-maturities available for sale	(581,433)	(906,025)
Equity securities	(4,426)	(9,112)
Sales, redemptions and (purchases) of:
Short-term investments, net	(30,438)	213,095
Other assets and other invested assets, net	(195)	(791)
Additions to property and equipment	(10,113)	(7,485)
Net cash provided by (used in) investing activities	(90,033)	12,604

Cash flows from financing activities
Dividends and dividend equivalents paid	(75,201)	(71,288)
Issuance of common stock	1,514	569
Repurchases of common stock	(20,009)	(186,908)
Credit facility commitment fees paid	(474)	(380)
Change in secured borrowings, net (with terms three months or less)	(12,635)	46,605
Proceeds from secured borrowings (with terms greater than three months)	54,580	13,151
Repayments of secured borrowings (with terms greater than three months)	(41,092)	(8,000)
Net cash provided by (used in) financing activities	(93,317)	(206,251)

Increase (decrease) in cash and restricted cash	5,899	(16,797)
Cash and restricted cash, beginning of period	56,560	152,620
Cash and restricted cash, end of period	$62,459	$135,823
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business
We are a diversified mortgage and real estate business, providing both credit-related mortgage insurance coverage and an array of other mortgage, risk, title, real estate and real estate technology products and services. We have two reportable business segments—Mortgage and homegenius.
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
Our total direct primary mortgage IIF and RIF were $266.9 billion and $68.3 billion, respectively, as of June 30, 2023, compared to $261.0 billion and $66.1 billion, respectively, as of December 31, 2022.
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
homegenius
Our homegenius segment is primarily a fee-for-service business that offers an array of products and services to market participants across the real estate value chain. Our homegenius products and services include title, real estate and real estate technology products and services offered primarily to consumers, mortgage lenders, mortgage and real estate investors, GSEs, real estate brokers and agents. These products and services help lenders, investors, consumers and real estate agents evaluate, manage, monitor, acquire and sell properties. They include software-as-a-service solutions and platforms, as well as other services, such as real estate owned asset management, single-family rental services and real estate valuation services. In addition, we provide title insurance and non-insurance title, closing and settlement services to mortgage lenders, GSEs and mortgage investors, as well as directly to consumers for residential mortgage loans.
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
3. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding, while diluted net income per share is computed by dividing net income attributable to common stockholders by the sum of the weighted average number of common shares outstanding and the weighted average number of dilutive potential common shares. Dilutive potential common shares relate to our share-based compensation arrangements.
The calculation of basic and diluted net income per share is as follows.

Net income per share

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2023	2022	2023	2022
Net income—basic and diluted	$146,087	$201,193	$303,844	$382,324

Average common shares outstanding—basic	159,010	173,705	159,250	175,491
Dilutive effect of share-based compensation arrangements (1)	1,734	1,714	1,879	1,858
Adjusted average common shares outstanding—diluted	160,744	175,419	161,129	177,349

Net income per share
Basic	$0.92	$1.16	$1.91	$2.18
Diluted	$0.91	$1.15	$1.89	$2.16
(1)The following number of shares of our common stock equivalents issued under our share-based compensation arrangements are not included in the calculation of diluted net income per share because their effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Shares of common stock equivalents	112	189	86	—
4. Segment Reporting
We have two strategic business units that we manage separately—Mortgage and homegenius. Our Mortgage segment derives its revenue from mortgage insurance and other mortgage and risk services, including contract underwriting solutions provided to mortgage lending institutions and mortgage credit investors. Our homegenius segment offers an array of title, real estate and real estate technology products and services to consumers, mortgage lenders, mortgage and real estate investors, GSEs, real estate brokers and agents.
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
Adjusted pretax operating income (loss) is defined as pretax income (loss) excluding the effects of: (i) net gains (losses) on investments and other financial instruments, except for certain investments and other financial instruments attributable to our reportable segments and All Other activities; (ii) amortization and impairment of goodwill and other acquired intangible assets; and (iii) impairment of other long-lived assets and other non-operating items, if any, such as gains (losses) from the

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
sale of lines of business, acquisition-related income and expenses and gains (losses) on extinguishment of debt. See Note 4 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for detailed information regarding items excluded from adjusted pretax operating income (loss), including the reasons for their treatment.
Although adjusted pretax operating income (loss) excludes certain items that have occurred in the past and are expected to occur in the future, the excluded items represent those that are: (i) not viewed as part of the operating performance of our primary activities or (ii) not expected to result in an economic impact equal to the amount reflected in pretax income (loss).
The reconciliation of adjusted pretax operating income (loss) for our reportable segments to consolidated pretax income is as follows.

Reconciliation of adjusted pretax operating income (loss) by segment

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Adjusted pretax operating income (loss)
Mortgage	$197,750	$316,520	$412,185	$594,361
homegenius	(24,421)	(17,690)	(47,462)	(31,196)
Total adjusted pretax operating income for reportable segments (1)	173,329	298,830	364,723	563,165
All Other adjusted pretax operating income	11,046	3,203	19,515	3,816
Net gains (losses) on investments and other financial instruments (2)	(331)	(41,869)	5,174	(71,326)
Amortization of other acquired intangible assets	(1,370)	(849)	(2,741)	(1,698)
Impairment of other long-lived assets and other non-operating items	2	565	16	63
Consolidated pretax income	$182,676	$259,880	$386,687	$494,020
(1)Includes allocated corporate operating expenses and depreciation expense as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Mortgage
Allocated corporate operating expenses (a)	$37,081	$33,237	$71,910	$69,446
Direct depreciation expense	2,045	2,241	4,169	4,569
homegenius
Allocated corporate operating expenses (b)	$4,954	$5,719	$9,612	$10,999
Direct depreciation expense	628	642	1,208	1,286
(a)Includes allocated depreciation expense of $0.7 million and $1.5 million for the three and six months ended June 30, 2023, respectively, and $0.7 million and $1.5 million for the three and six months ended June 30, 2022, respectively.
(b)Includes allocated depreciation expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2022, respectively.
(2)Excludes certain net gains (losses), if any, on investments and other financial instruments that are attributable to specific operating segments and therefore included in adjusted pretax operating income (loss).

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Revenues
The reconciliation of revenues for our reportable segments to consolidated revenues is as follows.

Reconciliation of revenues by segment

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Revenues
Mortgage	$260,817	$289,783	$540,687	$574,229
homegenius (1)	14,806	32,343	27,767	66,255
Total revenues for reportable segments	275,623	322,126	568,454	640,484
All Other revenues	15,229	6,661	27,608	10,822
Net gains (losses) on investments and other financial instruments	(331)	(41,869)	5,174	(71,326)
Elimination of inter-segment revenues	(108)	(85)	(203)	(167)
Total revenues	$290,413	$286,833	$601,033	$579,813
(1)Includes immaterial inter-segment revenues for the three and six months ended June 30, 2023 and 2022.
The table below, which represents total services revenue on our condensed consolidated statements of operations for the periods indicated, represents the disaggregation of services revenue by revenue type.

Services revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
homegenius
Title	$3,233	$4,895	$5,787	$11,298
Real estate
Valuation	4,544	10,036	8,117	19,053
Single family rental	1,619	8,227	4,054	15,457
Asset management technology platform	1,209	1,274	2,375	2,606
Real estate owned asset management	888	739	1,800	1,552
Other real estate services	—	4	1	5
Real estate technology
Real estate technology services	20	—	27	—
Mortgage	284	2,106	620	6,658
Total services revenue	$11,797	$27,281	$22,781	$56,629
Revenue recognized related to services made available to customers and billed is reflected in accounts and notes receivable. Accounts and notes receivable include $8 million and $12 million as of June 30, 2023, and December 31, 2022, respectively, related to services revenue contracts. See Note 2 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for information regarding our accounting policies and the services we offer.
5. Fair Value of Financial Instruments
For discussion of our valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 of Notes to Consolidated Financial Statements in our 2022 Form 10-K.
The following tables include a list of assets and liabilities that are measured at fair value by hierarchy level as of June 30, 2023, and December 31, 2022.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Assets and liabilities carried at fair value by hierarchy level

	June 30, 2023
(In thousands)	Level I	Level II	Level III	Total
Investments
Fixed-maturities available for sale
U.S. government and agency securities	$135,417	$10,391	$—	$145,808
State and municipal obligations	—	163,239	—	163,239
Corporate bonds and notes	—	2,502,777	—	2,502,777
RMBS	—	990,257	—	990,257
CMBS	—	573,756	—	573,756
CLO	—	488,415	—	488,415
Other ABS	—	235,918	—	235,918
Foreign government and agency securities	—	5,017	—	5,017
Mortgage insurance-linked notes (1)	—	50,710	—	50,710
Total fixed-maturities available for sale	135,417	5,020,480	—	5,155,897

Trading securities
State and municipal obligations	—	70,954	—	70,954
Corporate bonds and notes	—	24,236	—	24,236
RMBS	—	6,266	—	6,266
CMBS	—	4,473	—	4,473
Total trading securities	—	105,929	—	105,929

Equity securities	123,977	6,629	2,500	133,106

Mortgage loans held for sale	—	59,252	—	59,252

Other invested assets (2)	—	—	4,296	4,296

Short-term investments
State and municipal obligations	—	2,685	—	2,685
Money market instruments	228,985	—	—	228,985
Corporate bonds and notes	—	101,557	—	101,557
RMBS	—	1,680	—	1,680
CMBS	—	1,325	—	1,325
Other ABS	—	11,620	—	11,620
Other investments (3)	—	88,073	—	88,073
Total short-term investments	228,985	206,940	—	435,925

Total investments at fair value (2)	488,379	5,399,230	6,796	5,894,405

Other
Derivative assets (4)	—	312	166	478
Loaned securities (5)
Corporate bonds and notes	—	44,322	—	44,322
Equity securities	45,597	—	—	45,597
Total assets at fair value (2)	$533,976	$5,443,864	$6,962	$5,984,802

Liabilities
Derivative liabilities	$—	$—	$103	$103
Total liabilities at fair value	$—	$—	$103	$103
(1)Includes mortgage insurance-linked notes purchased by Radian Group in connection with the Excess-of-Loss Program. See Note 8 for more information.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
(2)Does not include other invested assets of $1.5 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient.
(3)Comprises short-term certificates of deposit and commercial paper.
(4)Level III derivative assets consist of embedded derivatives related to our Excess-of-Loss Program, which are classified as other assets in our condensed consolidated balance sheets. See Note 8 for more information.
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
(5)Level III derivative liabilities consist of embedded derivatives related to our Excess-of-Loss Program, which are classified as other liabilities in our condensed consolidated balance sheets. See Note 8 for more information.
There were no transfers to or from Level III for the three and six months ended June 30, 2023 or 2022. Activity related to Level III assets and liabilities (including realized and unrealized gains and losses, purchases, sales, issuances, settlements and transfers) was immaterial for the three and six months ended June 30, 2023 and 2022.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value in our condensed consolidated balance sheets were as follows as of the dates indicated.

Financial instruments not carried at fair value

	June 30, 2023		December 31, 2022
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Company-owned life insurance	$107,953	$98,953	$105,331	$94,943
Senior notes	$1,415,610	$1,386,675	$1,413,504	$1,361,844
Secured borrowings
FHLB advances	$129,813	$129,836	$153,686	$153,728
Mortgage financing facilities	48,949	48,949	2,136	2,136
Total secured borrowings	$178,762	$178,785	$155,822	$155,864
The fair value of our company-owned life insurance is estimated based on market surrender value less applicable surrender charges. These assets are categorized in Level III of the fair value hierarchy. See Note 9 for further information on our company-owned life insurance. The fair value of our senior notes is estimated based on quoted market prices. The fair value of our secured borrowings is estimated based on contractual cash flows discounted at current borrowing rates for similar borrowing arrangements. These liabilities are categorized in Level II of the fair value hierarchy. See Note 12 for further information about our senior notes and secured borrowings.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
6. Investments
Available for Sale Securities
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated.

Available for sale securities

	June 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Fixed-maturities available for sale
U.S. government and agency securities	$171,925	$306	$(26,423)		$145,808
State and municipal obligations	179,911	203	(16,875)		163,239
Corporate bonds and notes	2,870,466	2,130	(325,497)		2,547,099
RMBS	1,082,114	3,328	(95,185)		990,257
CMBS	632,524	18	(58,786)		573,756
CLO	504,216	61	(15,862)		488,415
Other ABS	241,398	143	(5,623)		235,918
Foreign government and agency securities	5,123	—	(106)		5,017
Mortgage insurance-linked notes (1)	49,412	1,298	—		50,710
Total securities available for sale, including loaned securities	5,737,089	$7,487	$(544,357)	(2)	5,200,219
Less: loaned securities (3)	51,967				44,322
Total fixed-maturities available for sale	$5,685,122				$5,155,897

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Fixed-maturities available for sale
U.S. government and agency securities	$174,138	$206	$(28,902)		$145,442
State and municipal obligations	164,325	—	(21,939)		142,386
Corporate bonds and notes	2,886,905	1,403	(350,537)		2,537,771
RMBS	1,025,795	1,163	(98,559)		928,399
CMBS	645,890	13	(52,546)		593,357
CLO	518,677	—	(20,485)		498,192
Other ABS	168,033	69	(6,743)		161,359
Foreign government and agency securities	5,118	—	(143)		4,975
Mortgage insurance-linked notes (1)	54,578	80	(1,639)		53,019
Total securities available for sale, including loaned securities	5,643,459	$2,934	$(581,493)	(2)	5,064,900
Less: loaned securities (3)	56,198				47,189
Total fixed-maturities available for sale	$5,587,261				$5,017,711
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
Gross Unrealized Losses and Related Fair Value of Available for Sale Securities
For securities deemed “available for sale” that are in an unrealized loss position and for which an allowance for credit loss has not been established, the following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of June 30, 2023, and December 31, 2022, are loaned securities that are classified as other assets in our condensed consolidated balance sheets, as further described below.

Unrealized losses on fixed-maturities available for sale by category and length of time

	June 30, 2023
($ in thousands)	Less Than 12 Months			12 Months or Greater			Total
Description of Securities	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
U.S. government and agency securities	5	$24,477	$(917)	15	$105,578	$(25,506)	20	$130,055	$(26,423)
State and municipal obligations	20	73,260	(2,557)	41	68,825	(14,318)	61	142,085	(16,875)
Corporate bonds and notes	151	674,480	(23,598)	415	1,740,198	(301,899)	566	2,414,678	(325,497)
RMBS	39	295,011	(10,636)	144	545,432	(84,549)	183	840,443	(95,185)
CMBS	20	57,961	(2,617)	130	511,965	(56,169)	150	569,926	(58,786)
CLO	5	12,461	(47)	139	461,070	(15,815)	144	473,531	(15,862)
Other ABS	44	133,327	(1,468)	34	53,875	(4,155)	78	187,202	(5,623)
Foreign government and agency securities	—	—	—	1	5,017	(106)	1	5,017	(106)
Total	284	$1,270,977	$(41,840)	919	$3,491,960	$(502,517)	1,203	$4,762,937	$(544,357)

	December 31, 2022
($ in thousands)	Less Than 12 Months			12 Months or Greater			Total
Description of Securities	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
U.S. government and agency securities	14	$86,964	$(21,370)	10	$47,770	$(7,532)	24	$134,734	$(28,902)
State and municipal obligations	43	116,285	(14,231)	20	25,401	(7,708)	63	141,686	(21,939)
Corporate bonds and notes	411	1,769,547	(176,768)	203	701,936	(173,769)	614	2,471,483	(350,537)
RMBS	124	610,812	(46,117)	59	261,370	(52,442)	183	872,182	(98,559)
CMBS	108	469,100	(38,178)	55	121,277	(14,368)	163	590,377	(52,546)
CLO	94	246,705	(10,271)	61	245,584	(10,214)	155	492,289	(20,485)
Other ABS	61	115,181	(3,603)	18	31,041	(3,140)	79	146,222	(6,743)
Mortgage insurance-linked notes	2	43,745	(1,639)	—	—	—	2	43,745	(1,639)
Foreign government and agency securities	1	4,975	(143)	—	—	—	1	4,975	(143)
Total	858	$3,463,314	$(312,320)	426	$1,434,379	$(269,173)	1,284	$4,897,693	$(581,493)
As of June 30, 2023, we did not expect to realize a loss for our investments in an unrealized loss position given our intent and ability to hold these investment securities until recovery of their amortized cost basis. See Note 2 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for information regarding our accounting policy for impairments of investments.

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
All of our securities lending agreements are classified as overnight and revolving. Securities collateral on deposit with us from third-party borrowers totaling $20 million and $16 million as of June 30, 2023, and December 31, 2022, respectively, may not be transferred or re-pledged unless the third-party borrower is in default, and is therefore not reflected in our condensed consolidated financial statements.
See Note 5 herein for additional detail on the loaned securities, and see Note 6 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for additional information about our accounting policies with respect to our securities lending agreements and the collateral requirements thereunder.
Net Gains (Losses) on Investments and Other Financial Instruments
Net gains (losses) on investments and other financial instruments consisted of the following.

Net gains (losses) on investments and other financial instruments

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net realized gains (losses) on investments sold or redeemed
Fixed-maturities available for sale
Gross realized gains	$490	$713	$568	$2,143
Gross realized losses	(5,644)	(4,653)	(10,954)	(8,061)
Fixed-maturities available for sale, net	(5,154)	(3,940)	(10,386)	(5,918)
Trading securities	(100)	(106)	(402)	(106)
Equity securities	1,890	—	1,890	1,655
Mortgage loans held for sale	4	—	5	—
Other investments	9	54	37	54
Net realized gains (losses) on investments sold or redeemed	(3,351)	(3,992)	(8,856)	(4,315)
Change in unrealized gains (losses) on investments sold or redeemed	(1,092)	(28)	253	(2,198)
Net unrealized gains (losses) on investments still held
Trading securities	(966)	(8,221)	1,092	(21,138)
Equity securities	2,204	(20,707)	4,725	(25,014)
Mortgage loans held for sale	(196)	—	(110)	—
Other investments	(110)	(185)	(110)	(421)
Net unrealized gains (losses) on investments still held	932	(29,113)	5,597	(46,573)
Total net gains (losses) on investments	(3,511)	(33,133)	(3,006)	(53,086)
Net gains (losses) on other financial instruments (1)	3,275	(8,736)	8,355	(18,240)
Net gains (losses) on investments and other financial instruments	$(236)	$(41,869)	$5,349	$(71,326)
(1)Primarily reflects the change in fair value of the embedded derivatives associated with our Excess-of-Loss program. See Note 8 for more information.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Contractual Maturities
The contractual maturities of fixed-maturities available for sale were as follows.

Contractual maturities of fixed-maturities available for sale

	June 30, 2023
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$111,170	$109,354
Due after one year through five years (1)	1,264,251	1,184,796
Due after five years through 10 years (1)	957,240	844,337
Due after 10 years (1)	894,764	722,676
Asset-backed and mortgage-backed securities (2)	2,509,664	2,339,056
Total	5,737,089	5,200,219
Less: loaned securities	51,967	44,322
Total fixed-maturities available for sale	$5,685,122	$5,155,897
(1)Actual maturities may differ as a result of calls before scheduled maturity.
(2)Includes RMBS, CMBS, CLO, Other ABS, mortgage insurance-linked notes and mortgage loans, which are not due at a single maturity date.
Other
Our fixed-maturities available for sale include securities totaling $13 million at both June 30, 2023, and December 31, 2022, on deposit and serving as collateral with various state regulatory authorities. Our fixed-maturities available for sale and trading securities also include securities serving as collateral for our FHLB advances. See Note 12 for additional information about our FHLB advances.
7. Goodwill and Other Acquired Intangible Assets, Net
All of our goodwill and other acquired intangible assets relate to our homegenius segment. There was no change to our goodwill balance of $9.8 million during the three and six months ended June 30, 2023.
The following is a summary of the gross and net carrying amounts and accumulated amortization (including impairment) of our other acquired intangible assets as of the periods indicated.

Other acquired intangible assets

	June 30, 2023			December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$43,550	$(40,809)	$2,741	$43,550	$(38,067)	$5,483
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

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
The effect of all of our reinsurance programs on our net income is as follows.

Reinsurance impacts on net premiums written and earned

	Net Premiums Written				Net Premiums Earned
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Direct
Mortgage insurance	$245,448	$243,808	$488,232	$485,026	$256,517	$256,830	$513,044	$515,126
Title insurance	2,797	7,117	4,685	16,279	2,797	7,117	4,685	16,279
Total direct	248,245	250,925	492,917	501,305	259,314	263,947	517,729	531,405
Assumed (1)
Mortgage insurance	—	1,538	—	2,870	—	1,539	—	2,870
Ceded
Mortgage insurance (2)	(30,909)	3,298	(44,273)	9,108	(45,785)	(11,460)	(70,862)	(25,913)
Title insurance	(100)	(134)	(200)	(280)	(100)	(134)	(200)	(280)
Total ceded (2)	(31,009)	3,164	(44,473)	8,828	(45,885)	(11,594)	(71,062)	(26,193)
Total net premiums	$217,236	$255,627	$448,444	$513,003	$213,429	$253,892	$446,667	$508,082
(1)Represents premiums from our participation in certain credit risk transfer programs. We discontinued our participation in these programs in December 2022 by novating these insurance policies to an unrelated third-party reinsurer. See Note 16 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for additional information.
(2)Net of profit commission, which is impacted by the level of ceded losses recoverable, if any, on reinsurance transactions. See Note 11 for additional information on our reserve for losses and reinsurance recoverable. The second quarter of 2023 includes a $21 million increase in ceded premiums related to the tender offers by Eagle Re 2019-1 Ltd. and Eagle Re 2020-1 Ltd. to purchase the mortgage insurance-linked notes issued by such entities. See “Excess of Loss Program” below for additional information.

Other reinsurance impacts

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Ceding commissions earned (1)	$5,052	$3,424	$10,303	$8,558
Ceded losses (2)	(1,218)	(15,093)	(2,384)	(27,860)
(1)Ceding commissions earned are primarily related to mortgage insurance and are included as an offset to expenses primarily in other operating expenses on our condensed consolidated statements of operations. Deferred ceding commissions of $23 million and $27 million are included in other liabilities on our condensed consolidated balance sheets at June 30, 2023, and December 31, 2022, respectively.
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
As of July 1, 2023, Radian Guaranty is no longer ceding NIW under the 2022 QSR Agreement.

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
As of January 1, 2022, Radian Guaranty is no longer ceding NIW under the Single Premium QSR Program.
The following table sets forth additional details regarding the QSR Program as of June 30, 2023.

QSR Program (1)

	2022 QSR Agreement	2020 Single Premium QSR Agreement	2018 Single Premium QSR Agreement	2016 Single Premium QSR Agreement
NIW policy dates	Jan 1, 2022- June 30, 2023	Jan 1, 2020- Dec 31, 2021	Jan 1, 2018- Dec 31, 2019	Jan 1, 2012- Dec 31, 2017
Effective date	July 1, 2022	January 1, 2020	January 1, 2018	January 1, 2016
Scheduled termination date	June 30, 2033	December 31, 2031	December 31, 2029	December 31, 2027
Optional termination date (2)	July 1, 2026	January 1, 2024	January 1, 2022	January 1, 2020
Quota share %	20%	65%	65%	18% - 57%
Ceding commission %	20%	25%	25%	25%
Profit commission %	Up to 59%	Up to 56%	Up to 56%	Up to 55%

(In millions)	As of June 30, 2023
RIF ceded	$4,611	$1,881	$791	$1,065

(In millions)	As of December 31, 2022
RIF ceded	$3,307	$1,993	$876	$1,207
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
2023 QSR Agreement
In July 2023, Radian Guaranty executed the 2023 QSR Agreement with a panel of third-party reinsurance providers. Under the 2023 QSR Agreement, starting July 1, 2023, we expect to cede 22.5% of policies issued by Radian Guaranty between July 1, 2023, and June 30, 2024, subject to certain conditions including a limitation on ceded RIF of $3.0 billion over the term of the agreement.
Radian Guaranty will receive a 20% ceding commission for ceded premiums earned pursuant to this transaction. Radian Guaranty will also receive an annual profit commission based on the performance of the loans subject to the agreement during each calendar year, provided that the loss ratio on the subject loans is below 55% for that calendar year. Radian Guaranty may discontinue ceding new policies under the agreement at the end of any calendar quarter.
The agreement is scheduled to terminate June 30, 2034. Radian Guaranty has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of July 1, 2027, or at the end of any calendar quarter thereafter, which would result in Radian Guaranty reassuming the related RIF in exchange for a net payment to the reinsurers calculated in accordance with the terms of the agreement. Radian Guaranty also may terminate this agreement prior to the scheduled termination date under certain circumstances, including if one or both of the GSEs no longer grant full PMIERs credit for the reinsurance.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Excess-of-Loss Program
Radian Guaranty has entered into six fully collateralized reinsurance arrangements with the Eagle Re Issuers of which four remain active as of June 30, 2023, following the results of the tender offers by Eagle Re 2019-1 Ltd. and Eagle Re 2020-1 Ltd., as described below. For the respective coverage periods, Radian Guaranty retains the first-loss layer of aggregate losses, as well as any losses in excess of the outstanding reinsurance coverage amounts. The Eagle Re Issuers provide second layer coverage up to the outstanding coverage amounts. For each of these reinsurance arrangements, the Eagle Re Issuers financed their coverage by issuing mortgage insurance-linked notes to eligible capital markets investors in unregistered private offerings.
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
Under each of the reinsurance agreements, the outstanding reinsurance coverage amount will begin amortizing after an initial period in which a target level of credit enhancement is obtained and will stop amortizing if certain thresholds, or triggers, are reached, including a delinquency trigger event based on an elevated level of delinquencies as defined in the related insurance-linked notes transaction agreements. The insurance-linked notes issued by Eagle Re 2018-1 Ltd. are currently subject to a delinquency trigger event, which was first reported to the insurance-linked note investors on June 25, 2020. For the insurance-linked notes that are subject to a delinquency trigger event, both the amortization of the outstanding reinsurance coverage amount pursuant to our reinsurance arrangements with Eagle Re 2018-1 Ltd. and the amortization of the principal amount of the related insurance-linked notes issued by Eagle Re 2018-1 Ltd. have been suspended and will continue to be suspended during the pendency of the trigger event.
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
Given the diminished PMIERs capital benefit and risk mitigation values that Radian Guaranty was receiving from the reinsurance agreements, in June 2023 Eagle Re 2019-1 Ltd. and Eagle Re 2020-1 Ltd. conducted tender offers to purchase the mortgage insurance-linked notes that supported their reinsurance agreements with Radian Guaranty. As of June 30, 2023, $455 million and $332 million of the original principal amount of the Eagle Re 2019-1 Ltd. and Eagle Re 2020-1 Ltd. mortgage insurance-linked notes, respectively, had been validly tendered, representing 100% of the Eagle Re 2019-1 Ltd. mortgage insurance-linked notes and 82% of the Eagle Re 2020-1 Ltd. mortgage insurance-linked notes. The corresponding portion of the reinsurance agreements supported by the tendered notes were terminated.
As a result of these tender offers, Radian Guaranty incurred additional ceded premiums earned during the second quarter of 2023 of $21 million, consisting of $16 million related to the cost of tender premiums and associated expenses and $5 million related to the acceleration of deferred costs from the original executions of these transactions. Based on current projections and expectations, Radian Guaranty expects to save approximately $58 million of future ceded premiums over time as a result of these tenders, including a full recovery of the $21 million of the upfront one-time costs noted above within one year. In addition, as a result of these tender offers, Radian Guaranty reestablished certain contingency reserves related to Eagle Re 2019-1 Ltd. See Note 16 for additional detail on this impact.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
The following tables set forth additional details regarding the Excess-of-Loss Program as of June 30, 2023.

Excess-of-Loss Program

(In millions)	Eagle Re 2021-2 Ltd.	Eagle Re 2021-1 Ltd. (1)	Eagle Re 2020-1 Ltd.	Eagle Re 2019-1 Ltd.	Eagle Re 2018-1 Ltd. (1)
Issued	November 2021	April 2021	February 2020	April 2019	November 2018
NIW policy dates	Jan 1, 2021- Jul 31, 2021	Aug 1, 2020- Dec 31, 2020	Jan 1, 2019- Sep 30, 2019	Jan 1, 2018- Dec 31, 2018	Jan 1, 2017- Dec 31, 2017
Initial RIF	$10,758	$11,061	$9,866	$10,705	$9,109
Initial coverage	484	498	488	562	434
Initial first layer retention	242	221	202	268	205

(In millions)	As of June 30, 2023
RIF	$8,443	$6,914	$2,206	$—	$1,341
Remaining coverage	417	302	29	—	276
First layer retention	242	221	202	—	200

(In millions)	As of December 31, 2022
RIF	$9,150	$7,758	$2,401	$1,769	$1,509
Remaining coverage	472	366	368	385	276
First layer retention	242	221	202	263	200
(1)Radian Group purchased $45 million of Eagle Re 2021-1 Ltd. and $3 million of Eagle Re 2018-1 Ltd. outstanding principal amounts of the respective mortgage insurance-linked notes issued in connection with these reinsurance transactions. On our condensed consolidated balance sheet at June 30, 2023, these notes are included either in fixed-maturities available for sale or, if included in our securities lending program, in other assets. See Notes 5 and 6 for additional information.
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
The reinsurance premium due to the Eagle Re Issuers is calculated by multiplying the outstanding reinsurance coverage amount at the beginning of a period by a coupon rate, which is the sum of one-month LIBOR or SOFR, as applicable, plus a contractual risk margin, and then subtracting actual investment income collected on the assets in the reinsurance trust during the preceding month. As a result, the premiums we pay will vary based on: (i) the spread between LIBOR or SOFR, as provided in each applicable reinsurance agreement, and the rates on the investments held by the reinsurance trust and (ii) the outstanding amount of reinsurance coverage. SOFR is the effective benchmark rate for the majority of our reinsurance agreements with the Eagle Re Issuers as of June 30, 2023. In connection with the discontinuation of LIBOR effective June 30, 2023, the other remaining reinsurance agreements that are subject to LIBOR have been transitioned to SOFR effective for the third quarter of 2023.
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
The Eagle Re Issuers represent our only VIEs as of June 30, 2023, and December 31, 2022. The following table presents the total assets and liabilities of the Eagle Re Issuers as of the dates indicated.

Total VIE assets and liabilities of Eagle Re Issuers (1)

(In thousands)	June 30, 2023	December 31, 2022
Eagle Re 2021-2 Ltd.	$416,744	$471,942
Eagle Re 2021-1 Ltd.	302,269	366,169
Eagle Re 2018-1 Ltd.	275,718	275,718
Eagle Re 2020-1 Ltd.	28,777	368,378
Eagle Re 2019-1 Ltd.	—	384,602
Total	$1,023,508	$1,866,809
(1)Assets held by the Eagle Re Issuers are required to be invested in U.S. government money market funds, cash or U.S. Treasury securities. Liabilities of the Eagle Re Issuers consist of their mortgage insurance-linked notes, as described above. Assets and liabilities are equal to each other for each of the Eagle Re Issuers.
Other Collateral
Although we use reinsurance as one of our risk management tools, reinsurance does not relieve us of our obligations to our policyholders. In the event the reinsurers are unable to meet their obligations to us, our insurance subsidiaries would be liable for any defaulted amounts. However, consistent with the PMIERs reinsurer counterparty collateral requirements, Radian Guaranty’s reinsurers have established trusts to help secure our potential cash recoveries. In addition to the total VIE assets of the Eagle Re Issuers discussed above, the amount held in reinsurance trusts was $186 million as of June 30, 2023, compared to $175 million as of December 31, 2022.
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
9. Other Assets
The following table shows the components of other assets as of the dates indicated.

Other assets

(In thousands)	June 30, 2023	December 31, 2022
Prepaid reinsurance premiums (1)	$114,812	$141,402
Company-owned life insurance (2)	107,953	105,331
Loaned securities (Note 5 and 6)	89,919	112,139
Right-of-use assets	18,558	21,099
Other	43,890	47,053
Total other assets	$375,132	$427,024
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
As of June 30, 2023, and December 31, 2022, our current federal income tax liability was $24 million and $21 million, respectively, which primarily relates to applying the standards of accounting for uncertainty in income taxes, and is included as a component of other liabilities in our condensed consolidated balance sheets.
As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Internal Revenue Code Section 832(e) for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that, in conjunction with quarterly federal tax payment due dates, we purchase non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. As of June 30, 2023, and December 31, 2022, we held $663 million and $596 million of these bonds, respectively, which are included as prepaid federal income taxes in our condensed consolidated balance sheets. The corresponding deduction of our statutory contingency reserves resulted in the recognition of a net deferred tax liability.
For additional information on our income taxes, including our accounting policies, see Notes 2 and 10 of Notes to Consolidated Financial Statements in our 2022 Form 10-K.
11. Losses and LAE
Our reserve for losses and LAE, at the end of each period indicated, consisted of the following.

Reserve for losses and LAE

(In thousands)	June 30, 2023	December 31, 2022
Primary case	$353,281	$398,874
Primary IBNR and LAE	10,483	12,169
Pool and other	9,917	9,912
Mortgage insurance	373,681	420,955
Title insurance	5,753	5,888
Total reserve for losses and LAE	$379,434	$426,843

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
For the periods indicated, the following table presents information relating to our mortgage insurance reserve for losses, including our IBNR reserve and LAE.

Rollforward of mortgage insurance reserve for losses

	Six Months Ended June 30,
(In thousands)	2023	2022
Balance at beginning of period	$420,955	$823,136
Less: Reinsurance recoverables (1)	24,727	66,676
Balance at beginning of period, net of reinsurance recoverables	396,228	756,460
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	87,594	75,931
Prior years	(126,081)	(274,397)
Total incurred	(38,487)	(198,466)
Deduct: Paid claims and LAE related to:
Current year (2)	40	165
Prior years	6,138	7,836
Total paid	6,178	8,001
Balance at end of period, net of reinsurance recoverables	351,563	549,993
Add: Reinsurance recoverables (1)	22,118	38,954
Balance at end of period	$373,681	$588,947
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
New primary default notices totaled 20,399 for the six months ended June 30, 2023, compared to 17,402 for the six months ended June 30, 2022, representing an increase of 17%. This increase in new primary defaults is consistent with the natural seasoning of the portfolio, given the increase in our IIF in recent years.
Our gross Default to Claim Rate assumption applied to new defaults was 8.0% as of both June 30, 2023, and June 30, 2022, as we continue to closely monitor the trends in Cures and claims paid for our default inventory, while also weighing the risks and uncertainties associated with the current economic environment.
Our provision for losses during both the first six months of 2023 and 2022 was positively impacted by favorable reserve development on prior year defaults, primarily as a result of more favorable trends in Cures than originally estimated. These Cures have been due primarily to favorable outcomes resulting from mortgage forbearance programs implemented in response to the COVID-19 pandemic as well as positive trends in home price appreciation, which has also contributed to a higher rate of claims that result in no ultimate loss and that are withdrawn by servicers as a result. These favorable observed trends resulted in reductions in our Default to Claim Rate and other reserve adjustments for prior year default notices. As the remaining number of defaults has continued to decline, the magnitude of the impact to our provision for losses from reserve development on prior year defaults has declined as well.
Claims Paid
Total claims paid were materially unchanged for the six months ended June 30, 2023, compared to the same period in 2022.
For additional information about our Reserve for Losses and LAE, including our accounting policies, see Notes 2 and 11 of Notes to Consolidated Financial Statements in our 2022 Form 10-K.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
12. Borrowings and Financing Activities
The carrying value of our debt at June 30, 2023, and December 31, 2022, was as follows.

Borrowings

($ in thousands)	Interest rate	June 30, 2023	December 31, 2022
Senior notes
Senior Notes due 2024	4.500%	$448,414	$447,805
Senior Notes due 2025	6.625%	521,306	520,305
Senior Notes due 2027	4.875%	445,890	445,394
Total senior notes		$1,415,610	$1,413,504

($ in thousands)	Average interest rate (1)	June 30, 2023	December 31, 2022
Secured borrowings
FHLB advances
FHLB advances due 2023	4.596%	$75,036	$104,895
FHLB advances due 2024 (2)	3.222%	32,371	32,371
FHLB advances due 2025	2.340%	12,684	9,984
FHLB advances due 2026	4.469%	1,835	—
FHLB advances due 2027	2.562%	7,887	6,436
Total FHLB advances		129,813	153,686
Mortgage financing facilities	6.880%	48,949	2,136
Total secured borrowings		$178,762	$155,822
(1)As of June 30, 2023. See “FHLB Advances” and “Mortgage Financing Facilities” below for more information.
(2)Includes $13.4 million of floating-rate advances with a weighted average interest rate of 5.26% and 3.62% as of June 30, 2023, and December 31, 2022, respectively, which resets daily based on changes in SOFR.
FHLB Advances
The principal balance of the FHLB advances is required to be collateralized by eligible assets with a fair value that must be maintained generally within a minimum range of 103% to 114% of the amount borrowed, depending on the type of assets pledged. Our fixed-maturities available for sale and trading securities include securities totaling $139 million and $164 million at June 30, 2023, and December 31, 2022, respectively, which serve as collateral for our FHLB advances to satisfy this requirement.
Mortgage Financing Facilities
In 2022, Radian Mortgage Capital entered into the Master Repurchase Agreements to finance the acquisition of residential mortgage loans and related mortgage loan assets. The Goldman Sachs Master Repurchase Agreement is an uncommitted mortgage loan repurchase facility that initially had a maximum borrowing amount of $300 million and was amended in July 2023 to reduce the maximum borrowing amount to $100 million. As part of the same amendment, the termination date of the Goldman Sachs Master Repurchase Agreement was extended from July 14, 2023, to September 14, 2023. The BMO Master Repurchase Agreement, which is also uncommitted, initially had a maximum borrowing amount of $300 million and was amended in April 2023 to reduce the maximum borrowing amount to $150 million. The termination date of the BMO Master Repurchase Agreement is currently September 27, 2023.
The borrowings under the Master Repurchase Agreements bear a variable interest rate based on the one-month SOFR, as adjusted, plus an applicable margin, with interest payable monthly. Principal is due upon the earliest of the sale or disposition of the related mortgage loans, the occurrence of certain default or acceleration events or at the termination date of the applicable Master Repurchase Agreement. As of June 30, 2023, there were $42 million and $7 million of outstanding borrowings under the BMO Master Repurchase Agreement and the Goldman Sachs Master Repurchase Agreement, respectively.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Funds advanced under the Master Repurchase Agreements generally will be calculated as a percentage of the unpaid principal balance or fair value of the residential mortgage loan assets, depending on the credit characteristics of the loans being purchased. Our mortgage loans held for sale include loans totaling $51 million and $2 million at June 30, 2023, and December 31, 2022, respectively, which serve as collateral for the Master Repurchase Agreements to support the funds advanced.
Revolving Credit Facility
Radian Group has in place a $275 million unsecured revolving credit facility with a syndicate of bank lenders. As of June 30, 2023, there were no amounts outstanding under this facility.
Debt Covenants and Other Requirements
As of June 30, 2023, we are in compliance with all of our debt covenants, including for our senior notes.
In addition to the debt covenants under its financing facilities, Radian Mortgage Capital is also subject to certain requirements established by state and other regulators and loan purchasers, including Freddie Mac, such as certain minimum net worth and capital requirements. The most restrictive of these requirements requires Radian Mortgage Capital to maintain a minimum net worth of $2.6 million. To the extent these requirements are not met, these parties may exercise certain remedies, which may include, as applicable, prohibiting Radian Mortgage Capital from purchasing, selling, or servicing loans. As of June 30, 2023, Radian Mortgage Capital was in compliance with all such requirements.
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
Management believes, based on current knowledge and after consultation with counsel, that the outcome of currently pending or threatened actions will not have a material adverse effect on our consolidated financial condition or results of operations. The outcome of legal actions and proceedings is inherently uncertain, and it is possible that any one or more matters could have an adverse effect on our liquidity, financial condition or results of operations for any particular period.
Lease Liability
Our lease liability represents the present value of future lease payments over the lease term. Our operating lease liability was $44 million and $49 million as of June 30, 2023, and December 31, 2022, respectively, and is classified in other liabilities in our condensed consolidated balance sheets.
See Note 13 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for further information regarding our commitments and contingencies and our accounting policies for contingencies.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
14. Capital Stock
Shares of Common Stock
The following table shows the changes in common stock outstanding for the year-to-date periods ended June 30, 2023, and December 31, 2022.

Common stock outstanding

(In thousands)	June 30, 2023	December 31, 2022
Balance at beginning of period	157,056	175,421
Shares repurchased under share repurchase programs	(945)	(19,506)
Issuance of common stock under incentive and benefit plans, net of shares withheld for employee taxes	1,239	1,141
Balance at end of period	157,350	157,056
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
During the three and six months ended June 30, 2023, the Company purchased 229 thousand and 945 thousand shares at an average price of $21.88 and $21.19 per share, including commissions, respectively. As of June 30, 2023, purchase authority of up to $280 million remained available under this program.
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
Share-Based and Other Compensation Programs
During the second quarter of 2023, certain executive and non-executive officers were granted time-vested and performance-based RSUs to be settled in common stock. The maximum payout of performance-based RSUs at the end of the three-year performance period is 200% of a grantee’s target number of RSUs granted. The vesting of the performance-based RSUs granted to certain executive and non-executive officers is based upon the cumulative growth in Radian’s book value per share over a three-year performance period, adjusted for certain defined items including our total shareholder return relative to certain peers, and, with the exception of certain retirement-eligible employees, continued service through the vesting date. Performance-based RSUs granted to executive officers are subject to a one-year post vesting holding period.
The time-vested RSU awards granted to certain executive and non-executive officers in the second quarter of 2023 generally vest in pro rata installments on each of the first three anniversaries of the grant date. In addition, time-vested RSU awards, which are generally subject to one-year cliff vesting, were also granted to non-employee directors. See Note 17 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for additional information regarding the Company’s share-based and other compensation programs.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Information with regard to RSUs to be settled in stock for the periods indicated is as follows.

Rollforward of RSUs

	Performance-Based		Time-Vested
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2022 (1)	2,362,401	$17.59	1,891,800	$16.16
Granted (2)	561,550	$25.26	495,875	$25.03
Performance adjustment (3)	814,529	$—	—	$—
Vested (4)	(1,083,080)	$15.90	(546,914)	$18.35
Forfeited	(25,059)	$19.60	(4,434)	$21.13
Outstanding, June 30, 2023 (1)	2,630,341	$18.14	1,836,327	$17.90
(1)Outstanding RSUs represent shares that have not yet been issued because not all conditions necessary to earn the right to benefit from the instruments have been satisfied. For performance-based awards, the final number of RSUs distributed depends on the cumulative growth in Radian’s book value per share, adjusted for certain defined items, over the respective three-year performance period and, with the exception of certain retirement-eligible employees, continued service through the vesting date, which could result in changes to the number of vested RSUs.
(2)For performance-based RSUs, amount represents the number of target shares at grant date.
(3)For performance-based RSUs, amount represents the difference between the number of shares vested at settlement, which can range from 0 to 200% of target depending on results over the applicable performance periods, and the number of target shares at the grant date.
(4)Represents amounts vested during the year, including the impact of performance adjustments for performance-based awards.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
15. Accumulated Other Comprehensive Income (Loss)
The following tables show the rollforward of accumulated other comprehensive income (loss) as of the periods indicated.

Rollforward of accumulated other comprehensive income (loss)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(489,410)	$(102,777)	$(386,633)	$(578,228)	$(121,429)	$(456,799)
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	(52,056)	(10,931)	(41,125)	31,303	6,574	24,729
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(5,154)	(1,082)	(4,072)	(10,386)	(2,181)	(8,205)
Net unrealized gains (losses) on investments	(46,902)	(9,849)	(37,053)	41,689	8,755	32,934
Other adjustments to comprehensive income (loss), net	—	—	—	227	48	179
Other comprehensive income (loss)	(46,902)	(9,849)	(37,053)	41,916	8,803	33,113
Balance at end of period	$(536,312)	$(112,626)	$(423,686)	$(536,312)	$(112,626)	$(423,686)

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(163,991)	$(34,438)	$(129,553)	$152,016	$31,923	$120,093
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	(256,538)	(53,873)	(202,665)	(574,629)	(120,672)	(453,957)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(3,940)	(827)	(3,113)	(5,918)	(1,243)	(4,675)
Net unrealized gains (losses) on investments	(252,598)	(53,046)	(199,552)	(568,711)	(119,429)	(449,282)
Other adjustments to comprehensive income, net	—	—	—	106	22	84
Other comprehensive income (loss)	(252,598)	(53,046)	(199,552)	(568,605)	(119,407)	(449,198)
Balance at end of period	$(416,589)	$(87,484)	$(329,105)	$(416,589)	$(87,484)	$(329,105)
(1)Included in net gains (losses) on investments and other financial instruments on our condensed consolidated statements of operations.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
16. Statutory Information
Our insurance subsidiaries’ statutory net income (loss) for the six months ended June 30, 2023 and 2022, and statutory policyholders’ surplus as of June 30, 2023, and December 31, 2022, were as follows.

Statutory net income (loss)

	Six Months Ended June 30,
(In thousands)	2023	2022
Radian Guaranty (1)	$382,173	$578,470
Other mortgage subsidiaries	(261)	1,082
Radian Title Insurance	808	1,964

Statutory policyholders’ surplus

(In thousands)	June 30, 2023	December 31, 2022
Radian Guaranty	$668,333	$758,467
Other mortgage subsidiaries	17,268	17,086
Radian Title Insurance	40,055	39,285
(1)The amount for 2022 has been updated to reflect the merger of Radian Reinsurance into Radian Guaranty in December 2022. See Note 16 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for details regarding this merger.
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a maximum ratio of net RIF relative to statutory capital, or Risk-to-capital. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, a mortgage insurer must satisfy an MPP Requirement. Radian Guaranty was in compliance with all applicable Statutory RBC Requirements and MPP Requirements in each of the RBC States as of June 30, 2023. Radian Guaranty’s Risk-to-capital was 10.8:1 and 10.7:1 as of June 30, 2023, and December 31, 2022, respectively. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves. Our other mortgage insurance and title insurance subsidiaries were also in compliance with all statutory and counterparty capital requirements as of June 30, 2023.
In addition, in order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. At June 30, 2023, Radian Guaranty, an approved mortgage insurer under the PMIERs, was in compliance with the current PMIERs financial requirements.
State insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations. As of June 30, 2023, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $4.4 billion of our consolidated net assets.
While all proposed dividends and distributions to stockholders must be filed with the Pennsylvania Insurance Department prior to payment, if a Pennsylvania domiciled insurer has positive unassigned surplus, such insurer can pay dividends or other distributions during any 12-month period in an aggregate amount less than or equal to the greater of: (i) 10% of the preceding year-end statutory policyholders’ surplus or (ii) the preceding year’s statutory net income, in each case without the prior approval of the Pennsylvania Insurance Department. Aided by the positive impacts of the merger with Radian Reinsurance in December 2022, Radian Guaranty had positive unassigned surplus of $258 million as of December 31, 2022. As a result, beginning with the first quarter of 2023, Radian Guaranty has the ability to pay ordinary dividends, and in both March and May 2023, paid an ordinary dividend in the amount of $100 million in cash and marketable securities. Subsequent to the payment of these dividends and the impact from the reestablishment of $39 million in contingency reserves related to the termination of certain reinsurance agreements as a result of the tender offers by certain Eagle Re Issuers described in Note 8, as of June 30, 2023, Radian Guaranty had positive unassigned surplus of $168 million.
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
The following analysis of our financial condition and results of operations for the three and six months ended June 30, 2023, provides information that evaluates our financial condition as of June 30, 2023, compared with December 31, 2022, and our results of operations for the three and six months ended June 30, 2023, compared to the same periods last year.
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
Our Mortgage segment aggregates, manages and distributes U.S. mortgage credit risk for the benefit of mortgage lending institutions and mortgage credit investors, principally through private mortgage insurance on residential first-lien mortgage loans, and also provides contract underwriting and other credit risk management solutions to our customers. Our homegenius segment offers an array of title, real estate and real estate technology products and services to consumers, mortgage lenders, mortgage and real estate investors, GSEs, real estate brokers and agents.
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
Annual inflation in the U.S. reached a 40-year high in 2022. While inflation has moderated in 2023, the U.S. economy continues to experience a high rate of inflation, as well as slower economic growth and the risks of a recession and of higher

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
unemployment rates. Actions taken by the U.S. Federal Reserve to increase interest rates in response to the inflationary trends that started in 2021 resulted in a sharp and significant increase in mortgage interest rates during 2022, with mortgage rates more than doubling to nearly 7% at the end of 2022. The U.S. Federal Reserve continued to raise rates in 2023, most recently in July 2023, and additional rate increases are possible. These economic conditions have negatively impacted the U.S. housing market, including broadly reducing refinance activity. In addition, these conditions resulted in decreases in home prices in many markets in 2022 from what had been record highs. More recently, industry data suggest that home prices are beginning to stabilize. As further discussed below, we expect that the current economic environment will continue to negatively impact certain aspects of our results, including lower NIW, lower homegenius revenues and higher mortgage insurance defaults. At the same time, we also expect the higher interest rate environment to continue to benefit us through higher Persistency Rates that will favorably impact our IIF, as well as through the recognition of higher net investment income, as further discussed below.
We wrote NIW of $28.2 billion in the first half of 2023, a decrease of 25% compared to our NIW in the first half of 2022 due to the reduction in housing market activity resulting from current economic conditions. We expect the current economic environment to continue to negatively impact our NIW volumes for the near future. Longer-term, however, we continue to believe that the housing market fundamentals and outlook remain favorable, including demographics supporting growth in the population of first-time homebuyers and a constrained supply of homes available for sale. While the recent increases in mortgage interest rates have significantly reduced refinance demand, they have also resulted in a decrease in policy cancellations, which has increased our Persistency Rate, and in turn contributed to growth in our IIF. Further, in response to the current macroeconomic trends, in our mortgage insurance business we increased pricing in 2022 and 2023. See “Mortgage Insurance Portfolio” for additional details on our NIW and IIF.
The same inflationary pressures and higher interest rate environment discussed above have also negatively impacted our homegenius businesses, due primarily to the rapid decline in industry-wide purchase and refinance volumes. Despite steps taken since the beginning of 2022 to align our workforce to the current and expected needs of the business and reduce our operating expenses, the larger decline in homegenius revenues since the beginning of 2022 has resulted in ongoing losses for that business segment.
The sharp increases in interest rates throughout 2022 also materially affected the fair value of our investment portfolio, resulting in unrealized losses on investments in 2022. As of June 30, 2023, the fair value of our portfolio continues to be significantly below its amortized cost. As of June 30, 2023, we did not expect to realize a loss for our investments in an unrealized loss position given our intent and ability to hold these investment securities until recovery of their amortized cost basis. While the decrease in the fair value of our investments due to higher market interest rates has negatively affected our comprehensive income and stockholders’ equity in recent periods, this higher interest rate environment has also resulted in the recognition of higher net investment income, which is expected to continue in future periods. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about our investments.
The onset of the COVID-19 pandemic resulted in a significant increase in unemployment, which had a negative impact on the economy. As a result, we experienced a material increase in new defaults beginning in the second quarter of 2020, substantially all of which related to loans subject to mortgage forbearance programs implemented in response to the COVID-19 pandemic. This increase in new defaults had a negative effect on our results of operations and our reserve for losses for that year. While subsequent trends in Cures have been more favorable than original expectations, resulting in favorable loss reserve development on prior period defaults in 2022 and in the first half of 2023, the deteriorating economic conditions discussed above have contributed to a higher level of overall new default activity, including a higher level of new defaults from more recent vintages, and increased the likelihood that we will experience lower levels of Cures in our mortgage insurance portfolio in future periods. The number, timing and duration of new defaults and, in turn, the number of defaults that ultimately result in claims will depend on a variety of factors, including the overall economic environment and on the number and timing of Cures and the net impact on IIF from our Persistency Rate and future NIW. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our reserve for losses.
We believe that the range of risk distribution transactions and strategies that we utilize to mitigate credit risk and financial volatility through varying economic cycles has increased our financial strength and flexibility. Following the tender offers by Eagle Re 2019-1 Ltd. and Eagle Re 2020-1 Ltd. in June 2023, 71% of our primary RIF is subject to a form of risk distribution as of June 30, 2023. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information. Our use of risk distribution structures has reduced our required capital and enhanced our projected return on capital, and we expect these structures to provide a level of credit protection in periods of economic stress. See “Mortgage Insurance Portfolio—Risk Distribution” for additional information.
Despite risks and uncertainties, we believe that the steps we have taken in recent years, including by improving our capital and liquidity positions, enhancing our financial flexibility, implementing greater risk-based granularity into our pricing methodologies and increasing our use of risk distribution strategies to lower the risk profile and financial volatility of our mortgage insurance portfolio, have helped position the Company to better withstand the negative effects from the macroeconomic stresses discussed above, including those resulting from the high rate of inflation and higher interest rates.
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
In March 2023, the FHFA announced that the GSEs will enhance their payment deferral policies, to allow borrowers who have recently resolved a financial hardship to defer up to six months of mortgage payments. The new policies have a voluntary early adoption date of July 1, 2023, and a mandatory adoption date of October 1, 2023. Under the enhanced payment deferral policies, servicers must defer certain amounts, including past due principal and interest, as a non-interest bearing balance, due and payable at maturity, sale, refinance or payoff of the mortgage loan. This change extends eligibility for the GSEs’ payment deferral workout beyond the payment deferral option for borrowers transitioning out of a COVID-19 related forbearance plan.
On April 10, 2023, President Biden signed legislation terminating the COVID-19 national emergency. As previously disclosed in our 2022 Form 10-K, the termination of the COVID-19 national emergency may be interpreted by the GSEs and others to likewise result in the termination of the requirements under the Coronavirus Aid, Relief, and Economic Security Act signed into law on March 27, 2020, to provide COVID-19 related forbearance. Currently, COVID-19 forbearance continues to be available from the GSEs.
As previously disclosed, in October 2022, the FHFA announced that the GSEs will replace their use of Classic FICO credit scores with FICO 10T and VantageScore 4.0 credit scores, which are intended to improve accuracy by capturing additional payment histories for borrowers when available, such as rent, utilities, and telecom payments. The GSEs will require both of the new credit scores, along with credit reports from two, rather than three, of the credit reporting agencies. The implementation timeline for the transition to the new credit scores is expected to be a multi-year effort. The FHFA has released a proposed timeline for implementing the changes that anticipates that most of the transition would be implemented by the end of 2025, however, the ultimate timeline for implementation is still uncertain.
Key Factors Affecting Our Results
The key factors affecting our results are discussed in our 2022 Form 10-K. There have been no material changes to these key factors.
Mortgage Insurance Portfolio
New Insurance Written
We wrote $16.9 billion and $28.2 billion of primary new mortgage insurance in the three and six months ended June 30, 2023, respectively, compared to $18.9 billion and $37.6 billion of NIW in the three and six months ended June 30, 2022, respectively.
Our NIW decreased by 11% and 25% for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, due primarily to a broad decline in U.S. housing market activity resulting from higher mortgage interest rates. According to industry estimates, total mortgage origination volume was lower for the three and six months ended June 30, 2023, as compared to the comparable periods in 2022, due to a significant decline in home purchases and mortgage refinance activity.
Although it is difficult to project future volumes, recent market projections for 2023 estimate total mortgage originations of approximately $1.7 trillion, which would represent a decline in the total annual mortgage origination market of approximately 27% as compared to 2022, with a private mortgage insurance market of approximately $325 billion. This outlook anticipates a 55% decrease in refinance originations in 2023 as well as a 15% decline in purchase originations driven by increases in interest rates and declining home sales volume. In “Item 1A. Risk Factors” in our 2022 Form 10-K, see “A decrease in the volume of mortgage originations could result in fewer opportunities for us to write new mortgage insurance business and conduct our homegenius businesses” for more information.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table provides selected information for the periods indicated related to our mortgage insurance NIW. For direct Single Premium Policies, NIW includes policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically after the loans have been originated).

NIW

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
NIW	$16,946	$18,935	$28,191	$37,551
Primary risk written	$4,383	$4,848	$7,286	$9,642
Average coverage percentage	25.9%	25.6%	25.8%	25.7%

NIW by loan purpose
Purchases	98.6%	97.1%	98.2%	94.3%
Refinances	1.4%	2.9%	1.8%	5.7%

Total borrower-paid NIW	99.6%	99.2%	99.5%	99.2%

NIW by premium type
Direct Monthly and Other Recurring Premiums	96.5%	95.4%	95.8%	94.9%
Direct single premiums (1)	3.5%	4.6%	4.2%	5.1%

NIW by FICO score (2)
>=740	66.1%	59.6%	64.0%	58.3%
680-739	28.4%	32.3%	30.1%	34.0%
620-679	5.5%	8.1%	5.9%	7.7%
<=619	—%	—%	—%	—%

NIW by LTV
95.01% and above	17.9%	17.7%	17.8%	16.2%
90.01% to 95.00%	39.1%	39.9%	39.5%	40.9%
85.01% to 90.00%	29.5%	26.7%	29.2%	28.1%
85.00% and below	13.5%	15.7%	13.5%	14.8%
(1)Borrower-paid Single Premium Policies were 3.3% and 4.0% of NIW for the three and six months ended June 30, 2023, respectively, compared to 4.4% and 4.9% for the same periods in 2022, respectively.
(2)For loans with multiple borrowers, the percentage of NIW by FICO score represents the lowest of the borrowers’ FICO scores.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Insurance and Risk in Force

IIF by origination vintage (1)

($ in billions)	Insurance in Force as of:
Vintage written in:	June 30, 2023		December 31, 2022		June 30, 2022
2023	$27.8	10.4%	$—	—%	$—	—%
2022	62.6	23.5	65.2	25.0	36.9	14.5
2021	71.9	26.9	77.3	29.6	82.0	32.3
2020	50.9	19.1	57.7	22.1	65.5	25.7
2019	16.2	6.1	17.9	6.8	20.0	7.8
2018	8.1	3.0	9.0	3.5	10.1	4.0
2009 - 2017	21.1	7.9	24.9	9.5	29.6	11.7
2008 & Prior (2)	8.3	3.1	9.0	3.5	10.1	4.0
Total	$266.9	100.0%	$261.0	100.0%	$254.2	100.0%
(1)Policy years represent the original policy years and have not been adjusted to reflect subsequent refinancing activity under the Home Affordable Refinance Program (“HARP”).
(2)Includes loans that were subsequently refinanced under HARP.
Our IIF is the primary driver of the future premiums that we expect to earn over time. IIF increased to $266.9 billion at June 30, 2023, from $261.0 billion at December 31, 2022, reflecting the impact of our NIW offset by policy cancellations for the first six months of 2023. Our IIF at June 30, 2023, increased 5% as compared to the same period last year, reflecting an 8% increase in Monthly Premium Policies in force partially offset by a 12% decline in Single Premium Policies in force.
Historically, there is a close correlation between interest rates and Persistency Rates. Higher interest rate environments generally decrease refinancings, which decrease the cancellation rate of our insurance and positively affect our Persistency Rates. As shown in the table below, our 12-month Persistency Rate at June 30, 2023, increased significantly as compared to June 30, 2022. The increase in our Persistency Rate at June 30, 2023, was primarily attributable to decreased refinance activity due to increases in mortgage interest rates, as compared to the same period in the prior year. As of June 30, 2023, 77% of our IIF had a mortgage note interest rate of 5.0% or less. Given the increase in market mortgage interest rates, which, based on reported industry averages, now exceed that level, we would expect a continued positive impact on our Persistency Rates.
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

IIF and RIF

($ in millions)	June 30, 2023	December 31, 2022	June 30, 2022
Primary IIF	$266,859	$260,994	$254,226
Primary RIF	$68,323	$66,094	$63,770
Average coverage percentage	25.6%	25.3%	25.1%

Persistency Rate (12 months ended)	82.8%	79.6%	71.7%
Persistency Rate (quarterly, annualized) (1)	83.5%	84.1%	79.8%

Total borrower-paid RIF	94.3%	93.3%	92.1%

Primary RIF by premium type
Direct Monthly and Other Recurring Premiums	88.2%	87.1%	85.6%
Direct single premiums (2)	11.8%	12.9%	14.4%

Primary RIF by FICO score (3)
>=740	57.8%	57.4%	57.2%
680-739	34.3%	34.6%	34.9%
620-679	7.5%	7.6%	7.5%
<=619	0.4%	0.4%	0.4%

Primary RIF by LTV
95.01% and above	18.0%	17.1%	16.1%
90.01% to 95.00%	48.4%	48.4%	48.7%
85.01% to 90.00%	26.9%	27.2%	27.4%
85.00% and below	6.7%	7.3%	7.8%
(1)The Persistency Rate on a quarterly, annualized basis is calculated based on loan-level detail for the quarter ending as of the date shown. It may be impacted by seasonality or other factors, including the level of refinance activity during the applicable periods, and may not be indicative of full-year trends.
(2)Borrower-paid Single Premium Policies were 7.3%, 7.7% and 8.1% of primary RIF for the periods indicated, respectively.
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

PMIERs benefit from risk distribution

($ in thousands)	June 30, 2023	December 31, 2022	June 30, 2022
PMIERs impact - reduction in Minimum Required Assets
Excess-of-Loss Program (1)	$537,230	$665,617	$785,705
2022 QSR Agreement	325,194	233,532	—
Single Premium QSR Program	207,571	231,339	268,847
2012 QSR Agreements	6,872	8,357	10,226
Total PMIERs impact	$1,076,867	$1,138,845	$1,064,778

Percentage of gross Minimum Required Assets	21.1%	22.9%	22.1%
(1)The tender offers in the second quarter of 2023 conducted by Eagle Re 2019-1 Ltd. and Eagle Re 2020-1 Ltd. had no effect on the benefit to Minimum Required Assets. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for more information on these tender offers and related impacts.
See “Results of Operations—Mortgage—Three and Six Months Ended June 30, 2023, Compared to Three and Six Months Ended June 30, 2022—Revenues—Net Premiums Earned” for information about the impact on premiums earned from each of Radian Guaranty’s reinsurance programs.
Results of Operations—Consolidated
Three and Six Months Ended June 30, 2023, Compared to Three and Six Months Ended June 30, 2022
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three and six months ended June 30, 2023, and June 30, 2022, primarily reflect the financial results and performance of our two business segments—Mortgage and homegenius. See “Results of Operations—Mortgage” and “Results of Operations—homegenius” for the operating results of these business segments for the three and six months ended June 30, 2023, compared to the same periods in 2022.
In addition to the results of our operating segments, pretax income (loss) is also affected by those factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results” in our 2022 Form 10-K.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2023 and 2022.

Summary results of operations - Consolidated

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
($ in thousands, except per-share amounts)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Revenues
Net premiums earned	$213,429	$253,892	$(40,463)	$446,667	$508,082	$(61,415)
Services revenue	11,797	27,281	(15,484)	22,781	56,629	(33,848)
Net investment income	64,182	46,957	17,225	123,403	85,153	38,250
Net gains (losses) on investments and other financial instruments	(236)	(41,869)	41,633	5,349	(71,326)	76,675
Other income	1,241	572	669	2,833	1,275	1,558
Total revenues	290,413	286,833	3,580	601,033	579,813	21,220

Expenses
Provision for losses	(21,632)	(113,922)	(92,290)	(38,561)	(197,676)	(159,115)
Policy acquisition costs	5,218	5,940	722	11,511	12,545	1,034
Cost of services	10,257	22,760	12,503	20,655	47,513	26,858
Other operating expenses	89,885	90,495	610	173,154	180,036	6,882
Interest expense	22,639	20,831	(1,808)	44,846	41,677	(3,169)
Amortization of other acquired intangible assets	1,370	849	(521)	2,741	1,698	(1,043)
Total expenses	107,737	26,953	(80,784)	214,346	85,793	(128,553)

Pretax income	182,676	259,880	(77,204)	386,687	494,020	(107,333)
Income tax provision	36,589	58,687	22,098	82,843	111,696	28,853
Net income	$146,087	$201,193	$(55,106)	$303,844	$382,324	$(78,480)

Diluted net income per share	$0.91	$1.15	$(0.24)	$1.89	$2.16	$(0.27)
Return on equity	14.1%	19.9%	(5.8)%	15.0%	18.7%	(3.7)%

Non-GAAP Financial Measures (1)
Adjusted pretax operating income	$184,375	$302,033	$(117,658)	$384,238	$566,981	$(182,743)
Adjusted diluted net operating income per share	$0.91	$1.36	$(0.45)	$1.88	$2.53	$(0.65)
Adjusted net operating return on equity	14.1%	23.6%	(9.5)%	15.0%	21.9%	(6.9)%
(1)See “Use of Non-GAAP Financial Measures” below.
Revenues
Net Premiums Earned. The decrease in net premiums earned for the three and six months ended June 30, 2023, as compared to the same periods in 2022, reflects a decrease in net premiums earned in both our mortgage insurance and title insurance businesses in 2023. The decrease in net premiums earned in our mortgage insurance business in the second quarter of 2023 reflects additional ceded premiums earned, primarily due to costs associated with the tender offers by Eagle Re 2019-1 Ltd. and Eagle Re 2020-1 Ltd. to purchase the mortgage insurance-linked notes that supported their reinsurance agreements with Radian Guaranty. See “Results of Operations—Mortgage—Three and Six Months Ended June 30, 2023, Compared to Three and Six Months Ended June 30, 2022—Revenues—Net Premiums Earned” and “Results of Operations—

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
homegenius—Three and Six Months Ended June 30, 2023, Compared to Three and Six Months Ended June 30, 2022—Revenues—Net Premiums Earned” for more information.
Services Revenue. Services revenue for the three and six months ended June 30, 2023, decreased as compared to the same periods in 2022, primarily driven by the general market decline in mortgage origination volume as well as other market and macroeconomic conditions, as further described in “Overview—Current Operating Environment.” See “Results of Operations—Mortgage—Three and Six Months Ended June 30, 2023, Compared to Three and Six Months Ended June 30, 2022—Revenues—Services Revenue” and “Results of Operations—homegenius—Three and Six Months Ended June 30, 2023, Compared to Three and Six Months Ended June 30, 2022—Revenues—Services Revenue” for more information.
Net Investment Income. The increase in net investment income for the three and six months ended June 30, 2023, as compared to the same periods in 2022, is primarily attributable to higher market interest rates. See “Overview—Current Operating Environment” and “Results of Operations—Mortgage—Three and Six Months Ended June 30, 2023, Compared to Three and Six Months Ended June 30, 2022—Revenues—Net Investment Income” for more information.
Net Gains (Losses) on Investments and Other Financial Instruments. The favorable change in net gains (losses) on investments and other financial instruments for the three and six months ended June 30, 2023, as compared to the same periods in 2022, is primarily due to: (i) the general positive movement in equity markets in 2023, compared to 2022, and (ii) moderate decreases in market interest rates in the first half of 2023 compared to the sharp rise in market interest rates in the first half of 2022, as further discussed in “Overview—Current Operating Environment.” See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional detail about net gains (losses) on investments and other financial instruments by investment category.
Expenses
Provision for Losses. The reduced benefit of the provision for losses for the three and six months ended June 30, 2023, as compared to the same periods in 2022, is primarily driven by a reduction in favorable development on prior period defaults, which impacted our mortgage insurance reserves. See “Results of Operations—Mortgage—Three and Six Months Ended June 30, 2023, Compared to Three and Six Months Ended June 30, 2022—Expenses—Provision for Losses” for more information.
Cost of Services. Cost of services for the three and six months ended June 30, 2023, decreased as compared to the same periods in 2022, primarily driven by the decrease in services revenue, as discussed above. See “Results of Operations—Mortgage—Three and Six Months Ended June 30, 2023, Compared to Three and Six Months Ended June 30, 2022—Expenses—Cost of Services” and “Results of Operations—homegenius—Three and Six Months Ended June 30, 2023, Compared to Three and Six Months Ended June 30, 2022—Expenses—Cost of Services” for more information.
Other Operating Expenses. The decrease in other operating expenses for the three and six months ended June 30, 2023, as compared to the same periods in 2022, is primarily due to decreases in operating expenses in our Mortgage segment. See “Results of Operations—Mortgage—Three and Six Months Ended June 30, 2023, Compared to Three and Six Months Ended June 30, 2022—Expenses—Other Operating Expenses” for more information.
Income Tax Provision
Variations in our effective tax rates, combined with differences in pretax income, were the drivers of the changes in our income tax provision between periods. Our effective tax rate for the three and six months ended June 30, 2023, was 20.0% and 21.4%, respectively, as compared to 22.6% for each of the same periods in 2022. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year and reflects the impact of discrete tax effects in the period in which they occur. For the three and six months ended June 30, 2023 and 2022, our effective tax rates did not differ materially from the statutory federal corporate tax rate of 21%.
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
Our senior management, including our Chief Executive Officer (Radian’s chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of the Company’s business segments and to allocate resources to the segments. For detailed information regarding items excluded from adjusted pretax operating income (loss) and the reasons for their treatment, see Note 4 of Notes to Consolidated Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated—Use of Non-GAAP Financial Measures,” each in our 2022 Form 10-K.
Adjusted pretax operating income (loss) is defined as GAAP consolidated pretax income (loss) excluding the effects of: (i) net gains (losses) on investments and other financial instruments, except for certain investments and other financial instruments attributable to our reportable segments and All Other activities; (ii) amortization and impairment of goodwill and other acquired intangible assets; and (iii) impairment of other long-lived assets and other non-operating items, if any, such as gains (losses) from the sale of lines of business, acquisition-related income and expenses and gains (losses) on extinguishment of debt.
The following table provides a reconciliation of consolidated pretax income to our non-GAAP financial measure for the consolidated Company of adjusted pretax operating income.

Reconciliation of consolidated pretax income to consolidated adjusted pretax operating income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Consolidated pretax income	$182,676	$259,880	$386,687	$494,020
Less: income (expense) items
Net gains (losses) on investments and other financial instruments (1)	(331)	(41,869)	5,174	(71,326)
Amortization of other acquired intangible assets	(1,370)	(849)	(2,741)	(1,698)
Impairment of other long-lived assets and other non-operating items	2	565	16	63
Total adjusted pretax operating income (2)	$184,375	$302,033	$384,238	$566,981
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
Adjusted diluted net operating income (loss) per share is calculated by dividing adjusted pretax operating income (loss) attributable to common stockholders, net of taxes computed using the Company’s statutory tax rate, by the sum of the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. The following table provides a reconciliation of diluted net income (loss) per share to our non-GAAP financial measure for the consolidated Company of adjusted diluted net operating income (loss) per share.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of diluted net income per share to adjusted diluted net operating income per share

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Diluted net income per share	$0.91	$1.15	$1.89	$2.16
Less: per-share impact of reconciling income (expense) items
Net gains (losses) on investments and other financial instruments	—	(0.24)	0.03	(0.40)
Amortization of other acquired intangible assets	(0.01)	—	(0.02)	(0.01)
Impairment of other long-lived assets and other non-operating items	—	—	—	—
Income tax (provision) benefit on reconciling income (expense) items (1)	—	0.05	0.01	0.09
Difference between statutory and effective tax rates	0.01	(0.02)	(0.01)	(0.05)
Per-share impact of reconciling income (expense) items	—	(0.21)	0.01	(0.37)
Adjusted diluted net operating income per share (1)	$0.91	$1.36	$1.88	$2.53
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

Reconciliation of return on equity to adjusted net operating return on equity

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Return on equity (1)	14.1%	19.9%	15.0%	18.7%
Less: impact of reconciling income (expense) items (2)
Net gains (losses) on investments and other financial instruments	—	(4.1)	0.3	(3.5)
Amortization of other acquired intangible assets	(0.1)	(0.1)	(0.1)	(0.1)
Impairment of other long-lived assets and other non-operating items	—	0.1	—	—
Income tax (provision) benefit on reconciling income (expense) items (3)	(0.1)	0.9	(0.1)	0.7
Difference between statutory and effective tax rates	0.2	(0.5)	(0.1)	(0.3)
Impact of reconciling income (expense) items	—	(3.7)	—	(3.2)
Adjusted net operating return on equity (3)	14.1%	23.6%	15.0%	21.9%
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
Three and Six Months Ended June 30, 2023, Compared to Three and Six Months Ended June 30, 2022
The following table summarizes our Mortgage segment’s results of operations for the three and six months ended June 30, 2023 and 2022.

Summary results of operations - Mortgage

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
(In thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Revenues
Net premiums written	$214,540	$248,645	$(34,105)	$443,959	$497,005	$(53,046)
(Increase) decrease in unearned premiums	(3,808)	(1,736)	(2,072)	(1,777)	(4,922)	3,145
Net premiums earned	210,732	246,909	(36,177)	442,182	492,083	(49,901)
Services revenue	284	2,105	(1,821)	620	6,657	(6,037)
Net investment income	48,555	40,197	8,358	95,052	74,214	20,838
Other income	1,246	572	674	2,833	1,275	1,558
Total revenues	260,817	289,783	(28,966)	540,687	574,229	(33,542)

Expenses
Provision for losses	(21,623)	(114,179)	(92,556)	(38,487)	(198,372)	(159,885)
Policy acquisition costs	5,218	5,940	722	11,511	12,545	1,034
Cost of services	143	1,960	1,817	384	5,343	4,959
Other operating expenses	57,090	58,711	1,621	110,725	118,675	7,950
Interest expense	22,239	20,831	(1,408)	44,369	41,677	(2,692)
Total expenses	63,067	(26,737)	(89,804)	128,502	(20,132)	(148,634)

Adjusted pretax operating income (1)	$197,750	$316,520	$(118,770)	$412,185	$594,361	$(182,176)
(1)Our senior management uses adjusted pretax operating income as our primary measure to evaluate the fundamental financial performance of our business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Revenues
Net Premiums Earned. Net premiums earned decreased for the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily due to: (i) an increase in ceded premiums earned in the second quarter of 2023, primarily due to costs associated with the tender offers by Eagle Re 2019-1 Ltd. and Eagle Re 2020-1 Ltd. to purchase the mortgage insurance-linked notes that supported their reinsurance agreements with Radian Guaranty and a decrease in the profit commission retained by the Company as a result of less favorable reserve development in the three and six months ended June 30, 2023, as compared to the same periods in 2022, and (ii) a decrease in the benefit, net of reinsurance, from Single Premium Policy cancellations due to lower refinance activity. These impacts were partially offset by an increase in direct premiums earned, excluding revenue from cancellations, in the three and six months ended June 30, 2023, as compared to the same periods in 2022, due primarily to higher IIF.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The table below provides additional information about the components of mortgage insurance net premiums earned for the periods indicated, including the effects of our reinsurance programs.

Net premiums earned

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
($ in thousands, except as otherwise indicated)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Direct
Premiums earned, excluding revenue from cancellations	$252,537	$249,936	$2,601	$503,703	$493,536	$10,167
Single Premium Policy cancellations	3,980	6,894	(2,914)	9,341	21,590	(12,249)
Direct	256,517	256,830	(313)	513,044	515,126	(2,082)
Assumed (1)	—	1,539	(1,539)	—	2,870	(2,870)
Ceded
Premiums earned, excluding revenue from cancellations (2)	(57,916)	(28,565)	(29,351)	(93,442)	(55,904)	(37,538)
Single Premium Policy cancellations (3)	(1,114)	(1,965)	851	(2,586)	(6,157)	3,571
Profit commission—other (4)	13,245	19,070	(5,825)	25,166	36,148	(10,982)
Ceded premiums, net of profit commission	(45,785)	(11,460)	(34,325)	(70,862)	(25,913)	(44,949)
Total net premiums earned	$210,732	$246,909	$(36,177)	$442,182	$492,083	$(49,901)
				2.0	2.0
In force portfolio premium yield (in basis points) (5)	38.2	40.0	(1.8)	38.2	39.7	(1.5)
Direct premium yield (in basis points) (6)	38.8	41.1	(2.3)	38.9	41.4	(2.5)
Net premium yield (in basis points) (7)	31.9	39.3	(7.4)	33.5	39.4	(5.9)
Average primary IIF (in billions) (8)	$264.2	$251.6	$12.6	$263.9	$250.1	$13.8
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
(2)The three and six months ended June 30, 2023, include the impact of tender offers by Eagle Re 2019-1 Ltd. and Eagle Re 2020-1 Ltd. to purchase the mortgage insurance-linked notes that supported their reinsurance agreements with Radian Guaranty. As a result of these tender offers, Radian Guaranty incurred additional ceded premiums earned during the second quarter of 2023 of $21 million, consisting of $16 million related to the cost of tender premiums and associated expenses and $5 million related to the acceleration of deferred costs from the original executions of these transactions.
(3)Includes the impact of related profit commissions.
(4)Represents the profit commission from the Single Premium QSR Program and 2022 QSR Agreement, excluding the impact of Single Premium Policy cancellations.
(5)Calculated by dividing annualized direct premiums earned, including assumed revenue and excluding revenue from cancellations, by average primary IIF.
(6)Calculated by dividing annualized direct premiums earned, including assumed revenue, by average primary IIF.
(7)Calculated by dividing annualized net premiums earned by average primary IIF. The calculation for all periods presented incorporates the impact of profit commission adjustments related to our reinsurance programs.
(8)The average of beginning and ending balances of primary IIF, for each period presented.
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

Ceded premiums earned

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Excess-of-Loss Program (1)	$36,683	$19,292	$52,842	$36,880
2022 QSR Agreement	7,488	—	13,972	—
Single Premium QSR Program (2)	1,312	(8,297)	3,382	(12,028)
Other	302	465	666	1,061
Total ceded premiums earned (3)	$45,785	$11,460	$70,862	$25,913

Percentage of total direct and assumed premiums earned	17.8%	4.3%	13.8%	4.8%
(1)The three and six months ended June 30, 2023, include the impact of tender offers by Eagle Re 2019-1 Ltd. and Eagle Re 2020-1 Ltd. to purchase the mortgage insurance-linked notes that supported their reinsurance agreements with Radian Guaranty. As a result of these tender offers, Radian Guaranty incurred additional ceded premiums earned during the second quarter of 2023 of $21 million, consisting of $16 million related to the cost of tender premiums and associated expenses and $5 million related to the acceleration of deferred costs from the original executions of these transactions.
(2)Includes the increase in the profit commission retained by the Company due to favorable reserve development, including a significant impact in the three and six months ended June 30, 2022. See “Expenses—Provision for Losses” below for additional information on the favorable reserve development.
(3)Does not include the benefit from ceding commissions from the reinsurance agreements in our QSR Program, which is primarily included in other operating expenses on the condensed consolidated statements of operations. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Services Revenue. Services revenue for the three and six months ended June 30, 2023, decreased as compared to the same periods in 2022, primarily driven by the termination of a contract with a large fulfillment customer in the second quarter of 2022, as well as a decrease in demand for our contract underwriting services as a result of the general market decline in mortgage origination volume. For more information on recent macroeconomic stresses see “Overview—Current Operating Environment.”
Net Investment Income. Increasing yields from higher interest rates were the primary driver of the increases in net investment income for the three and six months ended June 30, 2023, as compared to the same periods in 2022.
The following table provides information related to our mortgage subsidiaries’ investment balances and investment yields.

Investment balances and yields

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
($ in thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Investment income	$49,871	$41,626	$8,245	$97,680	$77,221	$20,459
Investment expenses	(1,316)	(1,429)	113	(2,628)	(3,007)	379
Net investment income	$48,555	$40,197	$8,358	$95,052	$74,214	$20,838

Average investments (1)	$5,326,572	$5,547,636	$(221,064)	$5,305,759	$5,683,758	$(377,999)
Average investment yield (2)	3.6%	2.9%	0.7%	3.6%	2.6%	1.0%
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

Provision for losses

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
($ in thousands, except reserve per new default)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Current period defaults (1)	$41,223	$33,919	$(7,304)	$87,594	$75,931	$(11,663)
Prior period defaults (2)	(62,846)	(148,098)	(85,252)	(126,081)	(274,303)	(148,222)
Total provision for losses	$(21,623)	$(114,179)	$(92,556)	$(38,487)	$(198,372)	$(159,885)

Loss ratio (3)	(10.3)%	(46.2)%	(35.9)%	(8.7)%	(40.3)%	(31.6)%
Reserve per new default (4)	$4,217	$4,235	$18	$4,294	$4,363	$69
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
Current period new primary defaults increased by 22% and 17% for the three and six months ended June 30, 2023, respectively, as shown below. Our gross Default to Claim Rate assumption for new primary defaults was 8.0% at both June 30, 2023 and 2022, as we continue to closely monitor the trends in Cures and claims paid for our default inventory, while also weighing the risks and uncertainties associated with the current economic environment.
Our provision for losses during the three and six months ended June 30, 2023, and the same periods in 2022, was positively impacted by favorable reserve development on prior period defaults, primarily as a result of more favorable trends in Cures than originally estimated. These Cures have been due primarily to favorable outcomes resulting from mortgage forbearance programs implemented in response to the COVID-19 pandemic as well as positive trends in home price appreciation, which has also contributed to a higher rate of claims that result in no ultimate loss and that are withdrawn by servicers as a result. These favorable observed trends resulted in reductions in our Default to Claim Rate and other reserve adjustments for prior year default notices. The benefit from this favorable development on prior period defaults was lower in the first half of 2023 as compared to the first half of 2022 due primarily to the reduction in the beginning primary default inventory between the two periods. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements herein for additional information, as well as Notes 1 and 11 of Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” in our 2022 Form 10-K.
Our primary default rate as a percentage of total insured loans at June 30, 2023, was 2.0% compared to 2.2% at December 31, 2022. The following table shows a rollforward of our primary loans in default.

Rollforward of primary loans in default

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning default inventory	20,748	25,510	21,913	29,061
New defaults	9,775	8,009	20,399	17,402
Cures	(10,518)	(11,552)	(22,204)	(24,341)
Claims paid	(91)	(86)	(171)	(211)
Rescissions and Claim Denials (1)	(34)	(20)	(57)	(50)
Ending default inventory	19,880	21,861	19,880	21,861
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

Primary loans in default - additional information

	June 30, 2023
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 2nd Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments
Three payments or less	8,989	45.2%	21	40.1%	$80,062	22.7%
Four to eleven payments	6,522	32.8	201	30.6	120,972	34.2
Twelve payments or more	4,020	20.2	830	20.9	134,512	38.1
Pending claims	349	1.8	N/A	29.6	17,735	5.0
Total	19,880	100.0%	1,052		353,281	100.0%
LAE					8,890
IBNR					1,593
Total primary reserve (1)					$363,764

	December 31, 2022
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments
Three payments or less	9,584	43.7%	8	35.5%	$77,987	19.5%
Four to eleven payments	6,842	31.2	189	27.4	114,537	28.7
Twelve payments or more	5,158	23.6	750	22.9	190,148	47.7
Pending claims	329	1.5	N/A	23.5	16,202	4.1
Total	21,913	100.0%	947		398,874	100.0%
LAE					10,041
IBNR					2,128
Total primary reserve (1)					$411,043
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
Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was approximately 28% and 30% as of June 30, 2023, and December 31, 2022, respectively. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our reserves for losses and a reconciliation of our Mortgage segment’s beginning and ending reserves for losses and LAE.
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

Claims paid

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net claims paid (1)
Primary	$3,458	$3,659	$6,477	$8,812
Pool and other	(296)	(396)	(299)	(811)
Total net claims paid	$3,162	$3,263	$6,178	$8,001

Total average net primary claim paid (1)	$34.6	$41.6	$35.0	$41.6
Average direct primary claim paid (2)	$36.4	$41.9	$36.3	$42.0
(1)Net of reinsurance recoveries.
(2)Before reinsurance recoveries.
For additional information about our reserve for losses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2022 Form 10-K.
Cost of Services. Cost of services for the three and six months ended June 30, 2023, decreased as compared to the same periods in 2022, primarily due to the decrease in services revenue, as discussed above. Our cost of services is primarily affected by our level of services revenue.
Other Operating Expenses. The decrease in other operating expenses for the three and six months ended June 30, 2023, as compared to the same periods in 2022, is primarily related to a decrease in direct operating expenses for the segment, partially offset by an increase in allocated corporate operating expenses.
The following table shows additional information about Mortgage other operating expenses.

Other operating expenses

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
($ in thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Direct
Salaries and other base employee expenses	$10,523	$12,925	$2,402	$22,069	$23,784	$1,715
Variable and share-based incentive compensation	4,386	4,026	(360)	8,553	9,670	1,117
Other general operating expenses	9,923	11,367	1,444	17,645	22,568	4,923
Ceding commissions	(4,824)	(2,844)	1,980	(9,452)	(6,793)	2,659
Total direct	20,008	25,474	5,466	38,815	49,229	10,414
Allocated (1)
Salaries and other base employee expenses	12,447	11,495	(952)	23,278	$22,825	(453)
Variable and share-based incentive compensation	9,082	7,498	(1,584)	18,221	18,551	330
Other general operating expenses	15,553	14,244	(1,309)	30,411	28,070	(2,341)
Total allocated	37,082	33,237	(3,845)	71,910	69,446	(2,464)
Total other operating expenses	$57,090	$58,711	$1,621	$110,725	$118,675	$7,950

Expense ratio (2)	29.6%	26.2%	(3.4)%	27.6%	26.7%	(0.9)%
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
Results of Operations—homegenius
Three and Six Months Ended June 30, 2023, Compared to Three and Six Months Ended June 30, 2022
The following table summarizes our homegenius segment’s results of operations for the three and six months ended June 30, 2023 and 2022. As discussed in “Overview—Current Operating Environment,” the macroeconomic stresses beginning in the second quarter of 2022 have continued to adversely affect our homegenius business, including in particular a decrease in our title revenues due to the rapid decline in industrywide refinance volumes. We expect this trend to continue to impact the results of our homegenius segment in at least the near-term based on current market conditions and our expectation that overall refinance volumes will remain low.

Summary results of operations - homegenius

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
(In thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Revenues
Net premiums earned	$2,697	$6,983	$(4,286)	$4,485	$15,999	$(11,514)
Services revenue	11,617	25,261	(13,644)	22,360	50,139	(27,779)
Net investment income	492	99	393	922	117	805
Total revenues	14,806	32,343	(17,537)	27,767	66,255	(38,488)

Expenses
Provision for losses	(9)	309	318	(74)	790	864
Cost of services	10,114	20,800	10,686	20,271	42,170	21,899
Other operating expenses	29,122	28,924	(198)	55,032	54,491	(541)
Total expenses	39,227	50,033	10,806	75,229	97,451	22,222

Adjusted pretax operating income (loss) (1)	$(24,421)	$(17,690)	$(6,731)	$(47,462)	$(31,196)	$(16,266)
(1)Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of our business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.
Revenues
Net Premiums Earned. Net premiums earned for the three and six months ended June 30, 2023, decreased as compared to the same periods in 2022, primarily due to a decrease in new title policies written in our title insurance business given the decline in industrywide refinance volumes.
Services Revenue. Services revenue for the three and six months ended June 30, 2023, decreased as compared to the same periods in 2022, primarily due to a decrease in real estate and title services revenue resulting from the recent macroeconomic stresses, as described above. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for the disaggregation of services revenue by revenue type.
Expenses
Cost of Services. Cost of services for the three and six months ended June 30, 2023, decreased as compared to the same periods in 2022, primarily due to the decrease in services revenue. Our cost of services is primarily affected by our level of services revenue and the number of employees providing those services. As further discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Current Operating Environment” in our 2022 Form 10-K, the number of employees was reduced for the three and six months ended June 30, 2023, as compared to

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
the same periods in 2022, as a result of the steps taken in 2022 to better align our workforce with the current and expected needs of our business.
Other Operating Expenses. The following table shows additional information about homegenius other operating expenses. Included in the results for both the three and six months ended June 30, 2023, are severance expenses of $2.0 million related to additional reductions in headcount in response to the ongoing challenging macroeconomic environment for the homegenius segment’s products and services, compared to $0.4 million of severance expenses for the six months ended June 30, 2022.

Other operating expenses

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
(In thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Direct
Salaries and other base employee expenses	$12,826	$10,182	$(2,644)	$21,866	$18,889	$(2,977)
Variable and share-based incentive compensation	3,211	3,493	282	6,671	7,409	738
Other general operating expenses	7,019	7,732	713	15,073	14,297	(776)
Title agent commissions	1,113	1,799	686	1,810	2,898	1,088
Total direct	24,169	23,206	(963)	45,420	43,493	(1,927)
Allocated (1)
Salaries and other base employee expenses	1,676	2,005	329	3,130	3,673	543
Variable and share-based incentive compensation	1,239	1,283	44	2,479	2,889	410
Other general operating expenses	2,038	2,430	392	4,003	4,436	433
Total allocated	4,953	5,718	765	9,612	10,998	1,386
Total other operating expenses	$29,122	$28,924	$(198)	$55,032	$54,491	$(541)
(1)See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our allocation of corporate operating expenses.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations—All Other
Three and Six Months Ended June 30, 2023, Compared to Three and Six Months Ended June 30, 2022
The following table summarizes our All Other results of operations for the three and six months ended June 30, 2023 and 2022.

Summary results of operations - All Other

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
(In thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Revenues
Net investment income	$15,135	$6,661	$8,474	$27,429	$10,822	$16,607
Net gains (losses) on investments and other financial instruments	95	—	95	175	—	175
Other income	(1)	—	(1)	4	—	4
Total revenues	15,229	6,661	8,568	27,608	10,822	16,786

Expenses
Other operating expenses	3,783	3,458	(325)	7,616	7,006	(610)
Interest expense	400	—	(400)	477	—	(477)
Total expenses	4,183	3,458	(725)	8,093	7,006	(1,087)

Adjusted pretax operating income (1)	$11,046	$3,203	$7,843	$19,515	$3,816	$15,699
(1)Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of our business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.
Our All Other results include income from investments held at Radian Group, which have benefited from rising interest rates over the past year, as well as rising balances resulting from distributions by Radian Guaranty.
All Other also includes the financial results of Radian Mortgage Capital. In light of ongoing challenging market conditions in the secondary mortgage market, Radian Mortgage Capital has continued to take a cautious approach and has purchased only a limited number of loans. As of June 30, 2023, Radian Mortgage Capital owned $59 million of mortgage loans held for sale. Radian Mortgage Capital has not yet completed any securitizations and is currently focused on distributing the loans it acquires through whole loan sales.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Consolidated Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Summary cash flows - Consolidated

	Six Months Ended June 30,
(In thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$189,249	$176,850
Investing activities	(90,033)	12,604
Financing activities	(93,317)	(206,251)
Increase (decrease) in cash and restricted cash	$5,899	$(16,797)
Operating Activities. Our most significant source of operating cash flows is from premiums received from our mortgage insurance policies, while our most significant uses of operating cash flows are typically for our operating expenses and claims paid on our mortgage insurance policies. Cash provided by operating activities increased for the six months ended June 30, 2023, as compared to the same period in 2022, due primarily to:(i) lower payments for operating expenses and (ii) lower purchases of U.S. Mortgage Guaranty Tax and Loss Bonds. These decreases were partially offset by an increase in purchases of mortgage loans held for sale in 2023.
Investing Activities. Net cash used by investing activities increased for the six months ended June 30, 2023, as compared to cash provided by investing activities in the same period in 2022, primarily as a result of an increase in purchases, net of sales and redemptions, of short-term investments and a decrease in proceeds from redemptions of fixed-maturity investments available for sale and trading securities, partially offset by a decrease in purchases of fixed-maturity investments available for sale.
Financing Activities. For the six months ended June 30, 2023, our primary financing activities impacting cash included: (i) payment of dividends and (ii) repurchases of our common stock. See Notes 12 and 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our borrowings and share repurchases, respectively.
See “Item 1. Financial Statements (Unaudited)—Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.
Liquidity Analysis—Holding Company
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. At June 30, 2023, Radian Group had available, either directly or through unregulated subsidiaries, unrestricted cash and liquid investments of $1.0 billion. Available liquidity at June 30, 2023, excludes certain additional cash and liquid investments that have been advanced to Radian Group from its subsidiaries to pay for corporate expenses and interest payments. Total liquidity, which includes our undrawn $275 million unsecured revolving credit facility, as described below, was $1.3 billion as of June 30, 2023.
During the six months ended June 30, 2023, Radian Group’s available liquidity increased by $107 million, due primarily to a $100 million ordinary dividend received from Radian Guaranty in both March and May 2023, partially offset by payments for dividends and share repurchases, as described below.
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
Radian Group has in place a $275 million unsecured revolving credit facility with a syndicate of bank lenders. Subject to certain limitations, borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to our insurance subsidiaries as well as growth initiatives. At June 30, 2023, the full $275 million remains undrawn and available under the facility. See Note 12 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for additional information on the unsecured revolving credit facility.
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
We expect Radian Group’s principal liquidity demands for the next 12 months to be: (i) the payment of corporate expenses, including taxes; (ii) interest payments on our outstanding debt obligations; (iii) the payment of quarterly dividends on our common stock, which are currently $0.225 per share, and which remain subject to approval by our board of directors and our ongoing assessment of our financial condition and potential needs related to the execution and implementation of our business plans and strategies; (iv) the potential continued repurchases of shares of our common stock pursuant to share repurchase authorizations, as described below; (v) investments to support our business strategy, including capital contributions to our subsidiaries; and (vi) potential payments pursuant to the Parent Guarantees.
In addition to our ongoing short-term liquidity needs discussed above, our most significant need for liquidity beyond the next 12 months is the repayment of $1.4 billion aggregate principal amount of our senior debt due in future years. See “Capitalization—Holding Company” below for details of our debt maturity profile. Radian Group’s liquidity demands for the next 12 months or in future periods could also include: (i) early repurchases or redemptions of portions of our debt obligations and (ii) additional investments to support our business strategy, including additional capital contributions to its subsidiaries. For additional information about related risks and uncertainties, see “Our sources of liquidity may be insufficient to fund our obligations” and “Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” under “Item 1A. Risk Factors” in our 2022 Form 10-K. See also “Overview—Current Operating Environment” herein for further information.
We believe that Radian Group has sufficient current sources of liquidity to fund its obligations. If we otherwise decide to increase our liquidity position, Radian Group may seek additional capital, including by incurring additional debt, issuing additional equity, or selling assets, which we may not be able to do on favorable terms, if at all.
Share Repurchases. During the six months ended June 30, 2023, the Company repurchased 945 thousand shares of Radian Group common stock under programs authorized by Radian Group’s board of directors, at a total cost of $20 million, including commissions. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase programs.
Dividends and Dividend Equivalents. In February 2023, Radian Group’s board of directors authorized an increase to the Company’s quarterly dividend from $0.20 to $0.225 per share. Based on our current outstanding shares of common stock and restricted stock units, we expect to require approximately $142 million in the aggregate to pay dividends and dividend equivalents for the next 12 months. So long as no default or event of default exists under our revolving credit facility or the Parent Guarantees, Radian Group is not subject to any legal or contractual limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details. The declaration and payment of future quarterly dividends remains subject to the board of directors’ discretion and determination.
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding debt obligations. Corporate expenses and interest expense on Radian Group’s debt obligations allocated under these arrangements during the six months ended June 30, 2023, of $85 million and $42 million, respectively, were substantially all reimbursed by its subsidiaries. We expect substantially all of our holding company expenses to continue to be reimbursed by our subsidiaries under our expense-sharing arrangements. The expense-sharing arrangements between Radian Group and its mortgage insurance subsidiaries, as amended, have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.
Taxes. Pursuant to our tax-sharing agreements, our operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if they were not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may pay to or receive from its operating subsidiaries amounts that differ from Radian Group’s consolidated federal tax payment obligation. Radian Group received $16 million of tax-sharing agreement payments from its subsidiaries during the six months ended June 30, 2023.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Capitalization—Holding Company
The following table presents our holding company capital structure.

Capital structure

(In thousands, except per-share amounts and ratios)	June 30, 2023	December 31, 2022
Debt
Senior Notes due 2024	$450,000	$450,000
Senior Notes due 2025	525,000	525,000
Senior Notes due 2027	450,000	450,000
Deferred debt costs on senior notes	(9,390)	(11,496)
Revolving credit facility	—	—
Total	1,415,610	1,413,504
Stockholders’ equity	4,170,836	3,919,327
Total capitalization	$5,586,446	$5,332,831
Debt-to-capital ratio	25.3%	26.5%

Shares outstanding	157,350	157,056
Book value per share	$26.51	$24.95
Stockholders’ equity increased by $252 million from December 31, 2022, to June 30, 2023. The net increase in stockholders’ equity for the six months ended June 30, 2023, resulted primarily from our net income of $304 million and a net reduction in unrealized losses on investment securities of $33 million as a result of a decrease in market interest rates during the period, partially offset by dividends of $74 million and share repurchases of $20 million. As of June 30, 2023, we did not expect to realize a loss for our investments in an unrealized loss position given our intent and ability to hold these investment securities until recovery of their amortized cost basis.
The increase in book value per share from $24.95 at December 31, 2022, to $26.51 at June 30, 2023, is primarily due to: (i) an increase of $1.93 per share attributable to our net income for the six months ended June 30, 2023, and (ii) an increase of $0.21 per share due to a net reduction in unrealized losses in our available for sale securities, recorded in accumulated other comprehensive income. Partially offsetting these items was a decrease of $0.47 per share attributable to dividends and dividend equivalents.
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
As of June 30, 2023, our mortgage insurance subsidiaries maintained claims paying resources of $5.9 billion on a statutory basis, which consist of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves. In addition, our reinsurance programs are designed to provide additional claims-paying resources during times of economic stress and elevated losses. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Radian Guaranty’s Risk-to-capital as of June 30, 2023, was 10.8 to 1. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form. At June 30, 2023, Radian Guaranty had statutory policyholders’ surplus of $668 million. This balance includes a $663 million benefit from U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury, which mortgage guaranty insurers such as Radian Guaranty may purchase in order to be eligible for a tax deduction, subject to certain limitations, related to amounts required to be set aside in statutory contingency reserves. See Note 16 of Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” in our 2022 Form 10-K for more information.
Radian Guaranty currently is an approved mortgage insurer under the PMIERs. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. At June 30, 2023, Radian Guaranty’s Available Assets under the PMIERs financial requirements totaled approximately $5.7 billion, resulting in a PMIERs Cushion of $1.7 billion, or 41%, over its Minimum Required Assets. Those amounts compare to Available Assets of $5.6 billion and a PMIERs cushion of $1.7 billion, or 45%, at December 31, 2022.
Our PMIERs Cushion at June 30, 2023, also includes a benefit from the current broad-based application of the Disaster Related Capital Charge that has reduced the total amount of Minimum Required Assets that Radian Guaranty otherwise would have been required to hold against pandemic-related defaults by approximately $140 million and $200 million as of June 30, 2023, and December 31, 2022, respectively, taking into consideration our risk distribution structures in effect as of those dates. The application of the Disaster Related Capital Charge has reduced Radian Guaranty’s PMIERs Minimum Required Assets, but we expect this benefit will continue to diminish over time. See “Item 1. Business—Regulation—Federal Regulation—GSE Requirements for Mortgage Insurance Eligibility” and “Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” under “Item 1A. Risk Factors” in our 2022 Form 10-K for more information about the Disaster Related Capital Charge.
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
Aided by the positive impacts of its merger with Radian Reinsurance in December 2022, Radian Guaranty had positive unassigned surplus of $258 million as of December 31, 2022, providing Radian Guaranty with the ability to pay ordinary dividends beginning in the first quarter of 2023, subject to the preceding year’s statutory net income and other limitations under Pennsylvania’s insurance laws. As a result, Radian Guaranty paid an ordinary dividend of $100 million to Radian Group in both March and May 2023 and maintains the ability to pay additional ordinary dividends during the remainder of 2023. Subsequent to the payment of these dividends, as of June 30, 2023, Radian Guaranty had positive unassigned surplus of $168 million. See Note 16 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for additional information on our statutory dividend restrictions and contingency reserve requirements.
Radian Guaranty is a member of the FHLB. As a member, it may borrow from the FHLB, subject to certain conditions, which include requirements to post collateral and to maintain a minimum investment in FHLB stock. Advances from the FHLB may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing for general cash management and liquidity purposes. As of June 30, 2023, there were $130 million of FHLB advances outstanding. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
homegenius
As of June 30, 2023, our homegenius segment maintained cash and liquid investments totaling $63 million, including $44 million held by Radian Title Insurance.
Title insurance companies, including Radian Title Insurance, are subject to comprehensive state regulations, including minimum net worth requirements. Radian Title Insurance was in compliance with all of its minimum net worth requirements at

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 30, 2023. In the event the cash flows from operations of the homegenius segment are not adequate to fund all of its needs, including the regulatory capital needs of Radian Title Insurance, Radian Group may provide additional funds to the homegenius segment in the form of an intercompany note or other capital contribution, and if needed for Radian Title Insurance, subject to the approval of the Ohio Department of Insurance. Additional capital support may also be required for potential investments in new business initiatives to support our strategy of growing our businesses. During the six months ended June 30, 2023, Radian Group contributed $60 million in capital support to its homegenius subsidiaries.
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
Our market risk exposures at June 30, 2023, have not materially changed from those identified in our 2022
Form 10-K.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2023, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
During the three-month period ended June 30, 2023, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Table of Contents Glossary
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuance of Unregistered Securities
During the three months ended June 30, 2023, no equity securities of Radian Group were sold that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended June 30, 2023.

Share repurchase program

($ in thousands, except per-share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
Period
4/1/2023 to 4/30/2023	239,496	$21.93	228,586	$280,000
5/1/2023 to 5/31/2023	525,773	24.95	—	280,000
6/1/2023 to 6/30/2023	2,216	25.96	—	280,000
Total	767,485		228,586
(1)Includes 538,899 shares tendered by employees as payment of taxes withheld on the vesting of certain restricted stock awards granted under the Company’s equity compensation plans.
(2)In January 2023, Radian Group’s board of directors approved a share repurchase program authorizing the Company to spend up to $300 million, excluding commissions, to repurchase Radian Group common stock. During the three months ended June 30, 2023, the Company purchased 229 thousand shares at an average price of $21.88, including commissions, under this share repurchase program, which expires in January 2025. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase program.
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
Item 5.    Other Information
None of the directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the period covered by this Report.

Table of Contents Glossary
Item 6. Exhibits

Exhibit Number	Exhibit

+*10.1	Form of Executive Officer 2023 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan
+*10.2	2023 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry
+*10.3	Form of Executive Officer 2023 Time-Based Restricted Stock Unit Grant Agreement under the Radian Group Inc. Equity Compensation Plan
+*10.4	2023 Time-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry
+*10.5	Letter Agreement, dated January 23, 2023, between Sumita Pandit and Radian Group Inc.
+*10.6	Severance Agreement, dated March 6, 2023, between Sumita Pandit and Radian Group Inc.
+*10.7	Restrictive Covenants Agreement, dated January 24, 2023, between Sumita Pandit and Radian Group Inc.
10.8
FIRST AMENDMENT, dated as of April 12, 2023, to the Credit Agreement, dated as of December 7, 2021, by and among Radian Group Inc., a Delaware corporation, each of the lenders from time to time party thereto, Royal Bank of Canada, as administrative agent for the Lenders and an LC Issuer, and the other agents and arrangers party thereto, including a fully conformed copy of the Amended Credit Agreement as Exhibit A (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated April 12, 2023, and filed on April 14, 2023).

10.9
Amendment No. 1 to Master Repurchase Agreement, dated April 17, 2023, between Radian Mortgage Capital LLC, Radian Group Inc. and Bank of Montreal including a fully conformed copy of the Amended MRA as Exhibit A (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated April 17, 2023, and filed on April 18, 2023).

10.10
Amendment No. 1 to Master Repurchase Agreement, dated as of July 13, 2023, by and among Goldman Sachs Bank USA, Radian Liberty Funding LLC and Radian Mortgage Capital LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated July 13, 2023, and filed on July 17, 2023).

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

Radian Group Inc.

Date:	August 4, 2023	/s/ SUMITA PANDIT
Sumita Pandit
Senior Executive Vice President, Chief Financial Officer

Date:	August 4, 2023	/s/ ROBERT J. QUIGLEY
Robert J. Quigley
Executive Vice President, Controller and Chief Accounting Officer