Form 10-Q
period 2023-09-30
RADIAN GROUP INC
filed 2023-11-03
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 153,160,338 shares of common stock, $0.001 par value per share, outstanding on November 1, 2023.

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

Term	Definition
2012 QSR Agreements	Collectively, the quota share reinsurance agreements entered into with a third-party reinsurance provider in the second and fourth quarters of 2012 to cede on a combined basis a portion of NIW originated between the fourth quarter of 2011 and the fourth quarter of 2014
2016 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in the first quarter of 2016 and subsequently amended in the fourth quarter of 2017 to cede a portion of Single Premium NIW originated between January 1, 2012, and December 31, 2017
2018 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in October 2017 to cede a portion of Single Premium NIW originated between January 1, 2018, and December 31, 2019
2020 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in January 2020 to cede a portion of Single Premium NIW originated between January 1, 2020, and December 31, 2021
2022 QSR Agreement	Quota share reinsurance arrangement entered into with a panel of third-party reinsurance providers to cede, starting July 1, 2022, a portion of NIW, which includes both Recurring Premium Policies and Single Premium Policies, originated between January 1, 2022, and June 30, 2023
2023 QSR Agreement	Quota share reinsurance arrangement entered into with a panel of third-party reinsurance providers to cede, starting July 1, 2023, a portion of NIW, which includes both Recurring Premium Policies and Single Premium Policies, originated between July 1, 2023, and June 30, 2024
2023 XOL Agreement	Excess-of-loss reinsurance arrangement entered into with a panel of third-party reinsurance providers to provide excess-of-loss reinsurance coverage for a portion of the mortgage insurance losses on new defaults on an existing portfolio of eligible policies originated between October 1, 2021, and March 31, 2022
ABS	Asset-backed securities
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

ASU	Accounting Standards Update, issued by the FASB to communicate changes to GAAP
Available Assets	As defined in the PMIERs, assets primarily including the most liquid assets of a mortgage insurer, and reduced by, among other items, premiums received but not yet earned and reinsurance funds withheld
BMO Master Repurchase Agreement	Uncommitted Master Repurchase Agreement, effective September 28, 2022, and as amended to date, between Bank of Montreal, a Canadian Chartered bank acting through its Chicago Branch, and Radian Mortgage Capital to finance Radian Mortgage Capital’s acquisition of mortgage loans and related mortgage loan assets. The termination date of the BMO Master Repurchase Agreement is currently September 25, 2024.
Claim Denial	Our legal right, under certain conditions, to deny a claim
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
COVID-19	The coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
Cures	Loans that were in default as of the beginning of a period and are no longer in default primarily because payments were received such that the loan is no longer 60 or more days past due
Default to Claim Rate	The percentage of defaulted loans that are assumed to result in a claim

Term	Definition
Demotech	Demotech, Inc.
Disaster Related Capital Charge	Under the PMIERs, multiplier of 0.30 applied to the required asset amount factor for each non-performing loan: (i) backed by a property located in a FEMA Designated Area and (ii) either subject to a certain forbearance plan or with an initial default date occurring within a certain timeframe
Eagle Re Issuer(s)	A group of unaffiliated special purpose insurers (VIEs) domiciled in Bermuda, comprising Eagle Re 2018-1 Ltd., Eagle Re 2019-1 Ltd., Eagle Re 2020-1 Ltd., Eagle Re 2021-1 Ltd. and/or Eagle Re 2021-2 Ltd., which provide reinsurance coverage under Radian Guaranty’s Excess-of-Loss Program. The issuers also included Eagle Re 2020-2 Ltd. prior to its termination in September 2022. Effective in October 2023, also includes Eagle Re 2023-1 Ltd.
ERCF	Enterprise Regulatory Capital Framework, finalized in February 2022, which establishes a new regulatory capital framework for the GSEs
Excess-of-Loss Program	The credit risk protection obtained by Radian Guaranty in the form of excess-of-loss reinsurance, which indemnifies the ceding company against loss in excess of a specific agreed limit, up to a specified sum. The program includes reinsurance agreements with the Eagle Re Issuers in connection with various issuances of mortgage insurance-linked notes.
Exchange Act	Securities Exchange Act of 1934, as amended
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FEMA	Federal Emergency Management Agency, an agency of the U.S. Department of Homeland Security
FEMA Designated Area	Generally, an area that has been subject to a disaster, designated by FEMA as an individual assistance disaster area for the purpose of determining eligibility for various forms of federal assistance
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
FICO	Fair Isaac Corporation (“FICO”) credit scores, for Radian’s portfolio statistics, represent the borrower’s credit score at origination and, in circumstances where there are multiple borrowers, the lowest of the borrowers’ FICO scores is utilized
Fitch	Fitch Ratings, Inc.
Foreclosure Stage Defaulted Loans	Loans in the stage of default in which a foreclosure sale has been scheduled or held
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	Generally accepted accounting principles in the U.S., as amended from time to time
Goldman Sachs Master Repurchase Agreement	Uncommitted Master Repurchase Agreement, effective July 15, 2022, and as amended to date, among Goldman Sachs Bank USA, a national banking institution, Radian Liberty Funding LLC, a Delaware limited liability company, and Radian Mortgage Capital to finance the acquisition of mortgage loans and related mortgage loan assets. The termination date of the Goldman Sachs Master Repurchase Agreement is currently September 14, 2024.
GSE(s)	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
homegenius	Radian’s business segment that offers an array of title, real estate and real estate technology products and services to consumers, mortgage lenders, mortgage and real estate investors, GSEs, real estate brokers and agents
IBNR	Losses incurred but not reported
IIF	Insurance in force, equal to the aggregate unpaid principal balances of the underlying loans
LAE	Loss adjustment expenses, which include the cost of investigating and adjusting losses and paying claims
LTV	Loan-to-value ratio, calculated as the ratio of the original loan amount to the original value of the property, expressed as a percentage
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

Table of Contents Glossary
Cautionary Note Regarding Forward-Looking Statements
—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements are not guarantees of future performance, and the forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:
■the health of the U.S. housing market generally and changes in economic conditions that impact the size of the insurable mortgage market, the credit performance of our insured mortgage portfolio and our business prospects, including more recently, changes resulting from inflationary pressures, the higher interest rate environment and the risks of a recession and of higher unemployment rates, as well as other macroeconomic stresses and uncertainties, including potential impacts resulting from geopolitical events;
■changes in the way customers, investors, ratings agencies, regulators or legislators perceive our performance, financial strength and future prospects;
■Radian Guaranty’s ability to remain eligible under the PMIERs to insure loans purchased by the GSEs;
■our ability to maintain an adequate level of capital in our insurance subsidiaries to satisfy current and future regulatory requirements;
■changes in the charters or business practices of, or rules or regulations imposed by or applicable to, the GSEs or loans purchased by the GSEs, or changes in the requirements for Radian Guaranty to remain an approved insurer to the GSEs, such as changes in the PMIERs or the GSEs’ interpretation and application of the PMIERs or other applicable requirements;
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

Table of Contents Glossary
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

Table of Contents Glossary
PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per-share amounts)	September 30, 2023	December 31, 2022
Assets
Investments (Notes 5 and 6)
Fixed-maturities available for sale—at fair value (amortized cost of $5,683,372 and $5,587,261)	$5,037,747	$5,017,711
Trading securities—at fair value (amortized cost of $110,676 and $122,472)	99,769	115,665
Equity securities—at fair value (cost of $113,248 and $162,899)	108,911	148,965
Mortgage loans held for sale—at fair value	138,289	3,549
Other invested assets—at fair value	8,492	5,511
Short-term investments—at fair value (includes $119,197 and $99,735 of reinvested cash collateral held under securities lending agreements)	492,444	402,090
Total investments	5,885,652	5,693,491
Cash	55,489	56,183
Restricted cash	1,305	377
Accrued investment income	45,623	40,093
Accounts and notes receivable	144,614	119,834
Reinsurance recoverables (includes $68 and $18 for paid losses)	24,148	25,633
Deferred policy acquisition costs	18,817	18,460
Property and equipment, net	74,558	70,981
Goodwill and other acquired intangible assets, net (Note 7)	11,173	15,285
Prepaid federal income taxes (Note 10)	696,820	596,368
Other assets (Note 9)	420,483	427,024
Total assets	$7,378,682	$7,063,729

Liabilities and stockholders’ equity
Liabilities
Unearned premiums	$236,400	$271,479
Reserve for losses and LAE (Note 11)	367,568	426,843
Senior notes (Note 12)	1,416,687	1,413,504
Secured borrowings (Note 12)	241,753	155,822
Reinsurance funds withheld	156,114	152,067
Net deferred tax liability	497,560	391,083
Other liabilities	309,701	333,604
Total liabilities	3,225,783	3,144,402
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($0.001 par value; 485,000 shares authorized; 2023: 175,636 and 155,582 shares issued and outstanding, respectively; 2022: 176,509 and 157,056 shares issued and outstanding, respectively)	175	176
Treasury stock, at cost (2023: 20,054 shares; 2022: 19,453 shares)	(945,504)	(930,643)
Additional paid-in capital	1,482,712	1,519,641
Retained earnings	4,136,598	3,786,952
Accumulated other comprehensive income (loss) (Note 15)	(521,082)	(456,799)
Total stockholders’ equity	4,152,899	3,919,327
Total liabilities and stockholders’ equity	$7,378,682	$7,063,729
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2023	2022	2023	2022
Revenues
Net premiums earned (Note 8)	$240,262	$240,222	$686,929	$748,304
Services revenue (Note 4)	10,892	20,146	33,673	76,775
Net investment income	68,825	51,414	192,228	136,567
Net gains (losses) on investments and other financial instruments (includes net realized gains (losses) on investments of $(2,874), $(4,139), $(11,730) and $(8,454)) (Note 6)	(8,555)	(16,252)	(3,206)	(87,578)
Other income	2,109	659	4,942	1,934
Total revenues	313,533	296,189	914,566	876,002

Expenses
Provision for losses	(8,135)	(96,964)	(46,696)	(294,640)
Policy acquisition costs	6,920	5,442	18,431	17,987
Cost of services	8,886	18,717	29,541	66,230
Other operating expenses	79,206	91,327	252,360	271,363
Interest expense	24,302	21,183	69,148	62,860
Amortization of other acquired intangible assets	1,371	1,023	4,112	2,721
Total expenses	112,550	40,728	326,896	126,521

Pretax income	200,983	255,461	587,670	749,481
Income tax provision	44,401	57,181	127,244	168,877
Net income	$156,582	$198,280	$460,426	$580,604

Net income per share
Basic	$0.99	$1.22	$2.90	$3.39
Diluted	$0.98	$1.20	$2.86	$3.34

Weighted average number of common shares outstanding—basic	158,461	162,506	158,992	171,116
Weighted average number of common and common equivalent shares outstanding—diluted	160,147	164,738	160,869	173,618
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net income	$156,582	$198,280	$460,426	$580,604
Other comprehensive income (loss), net of tax (Note 15)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected losses has not been recognized	(99,603)	(176,391)	(74,874)	(630,348)
Less: Reclassification adjustment for net gains (losses) on investments included in net income
Net realized gains (losses) on disposals and non-credit related impairment losses	(2,207)	(3,281)	(10,412)	(7,956)
Net unrealized gains (losses) on investments	(97,396)	(173,110)	(64,462)	(622,392)
Other adjustments to comprehensive income (loss), net	—	—	179	84
Other comprehensive income (loss), net of tax	(97,396)	(173,110)	(64,283)	(622,308)
Comprehensive income (loss)	$59,186	$25,170	$396,143	$(41,704)
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stockholders’ Equity (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Common stock
Balance, beginning of period	$177	$186	$176	$194
Issuance of common stock under incentive and benefit plans	—	—	2	2
Shares repurchased under share repurchase program (Note 14)	(2)	(10)	(3)	(20)
Balance, end of period	175	176	175	176

Treasury stock
Balance, beginning of period	(945,032)	(930,284)	(930,643)	(920,798)
Repurchases of common stock under incentive plans	(472)	(112)	(14,861)	(9,598)
Balance, end of period	(945,504)	(930,396)	(945,504)	(930,396)

Additional paid-in capital
Balance, beginning of period	1,522,895	1,698,490	1,519,641	1,878,372
Issuance of common stock under incentive and benefit plans	1,094	1,525	3,951	3,163
Share-based compensation	9,159	7,714	29,564	31,280
Shares repurchased under share repurchase program (Note 14)	(50,436)	(194,114)	(70,444)	(399,200)
Balance, end of period	1,482,712	1,513,615	1,482,712	1,513,615

Retained earnings
Balance, beginning of period	4,016,482	3,491,675	3,786,952	3,180,935
Net income	156,582	198,280	460,426	580,604
Dividends and dividend equivalents declared	(36,466)	(33,085)	(110,780)	(104,669)
Balance, end of period	4,136,598	3,656,870	4,136,598	3,656,870

Accumulated other comprehensive income (loss)
Balance, beginning of period	(423,686)	(329,105)	(456,799)	120,093
Net unrealized gains (losses) on investments, net of tax	(97,396)	(173,110)	(64,462)	(622,392)
Other adjustments to other comprehensive income (loss)	—	—	179	84
Balance, end of period	(521,082)	(502,215)	(521,082)	(502,215)

Total stockholders’ equity	$4,152,899	$3,738,050	$4,152,899	$3,738,050
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Cash flows from operating activities
Net cash provided by (used in) operating activities	$264,476	$282,148

Cash flows from investing activities
Proceeds from sales of:
Fixed-maturities available for sale	266,206	395,976
Trading securities	9,123	8,829
Equity securities	46,136	7,645
Proceeds from redemptions of:
Fixed-maturities available for sale	384,262	663,255
Trading securities	1,538	78,462
Purchases of:
Fixed-maturities available for sale	(796,087)	(1,238,636)
Equity securities	(5,711)	(23,225)
Sales, redemptions and (purchases) of:
Short-term investments, net	(77,572)	168,933
Other assets and other invested assets, net	(2,945)	(534)
Additions to property and equipment	(14,395)	(12,149)
Net cash provided by (used in) investing activities	(189,445)	48,556

Cash flows from financing activities
Dividends and dividend equivalents paid	(111,029)	(103,721)
Issuance of common stock	1,533	1,118
Repurchases of common stock	(70,028)	(387,111)
Credit facility commitment fees paid	(666)	(574)
Change in secured borrowings, net (with terms three months or less)	17,312	60,204
Proceeds from secured borrowings (with terms greater than three months)	175,366	26,568
Repayments of secured borrowings (with terms greater than three months)	(87,285)	(24,000)
Net cash provided by (used in) financing activities	(74,797)	(427,516)

Increase (decrease) in cash and restricted cash	234	(96,812)
Cash and restricted cash, beginning of period	56,560	152,620
Cash and restricted cash, end of period	$56,794	$55,808
See Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

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
Our total direct primary mortgage IIF and RIF were $269.5 billion and $69.3 billion, respectively, as of September 30, 2023, compared to $261.0 billion and $66.1 billion, respectively, as of December 31, 2022.
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
Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying GAAP requirements to investments, derivatives, or other transactions affected by reference rate reform such as those that impact the assessment of contract modifications. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform—Deferral of the Sunset Date of Topic 848, which extends the period of time that preparers can utilize the reference rate reform relief guidance. The prospective adoption of this update on July 1, 2023, did not have a material impact on our consolidated financial statements or disclosures.
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this update modify disclosure and presentation requirements related to various topics and align codification with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the applicable requirements, the pending content will be removed and not become effective. Early adoption is prohibited. We are currently evaluating the impact the new accounting guidance will have on our financial statements and disclosures.
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

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
The calculation of basic and diluted net income per share is as follows.

Net income per share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2023	2022	2023	2022
Net income—basic and diluted	$156,582	$198,280	$460,426	$580,604

Average common shares outstanding—basic	158,461	162,506	158,992	171,116
Dilutive effect of share-based compensation arrangements (1)	1,686	2,232	1,877	2,502
Adjusted average common shares outstanding—diluted	160,147	164,738	160,869	173,618

Net income per share
Basic	$0.99	$1.22	$2.90	$3.39
Diluted	$0.98	$1.20	$2.86	$3.34
(1)The following number of shares of our common stock equivalents issued under our share-based compensation arrangements are not included in the calculation of diluted net income per share because their effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Shares of common stock equivalents	—	—	100	—
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

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
The reconciliation of adjusted pretax operating income (loss) for our reportable segments to consolidated pretax income is as follows.

Reconciliation of adjusted pretax operating income (loss) by segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Adjusted pretax operating income (loss)
Mortgage	$218,601	$295,675	$630,786	$890,036
homegenius	(20,932)	(25,536)	(68,394)	(56,732)
Total adjusted pretax operating income for reportable segments (1)	197,669	270,139	562,392	833,304
All Other adjusted pretax operating income	12,786	2,581	32,301	6,397
Net gains (losses) on investments and other financial instruments (2)	(8,838)	(16,252)	(3,664)	(87,578)
Amortization of other acquired intangible assets	(1,371)	(1,023)	(4,112)	(2,721)
Impairment of other long-lived assets and other non-operating items	737	16	753	79
Consolidated pretax income	$200,983	$255,461	$587,670	$749,481
(1)Includes allocated corporate operating expenses and depreciation expense as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Mortgage
Allocated corporate operating expenses (a)	$31,744	$32,457	$103,654	$101,903
Direct depreciation expense	1,995	2,234	6,164	6,803
homegenius
Allocated corporate operating expenses (a)	$4,241	$5,555	$13,853	$16,554
Direct depreciation expense	704	646	1,912	1,932
(a)Includes immaterial allocated depreciation expense for the three and nine months ended September 30, 2023 and 2022.
(2)Excludes certain net gains (losses), if any, on investments and other financial instruments that are attributable to specific operating segments and therefore included in adjusted pretax operating income (loss).
Revenues
The reconciliation of revenues for our reportable segments to consolidated revenues is as follows.

Reconciliation of revenues by segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Revenues
Mortgage	$288,649	$281,033	$829,336	$855,262
homegenius (1)	14,707	25,083	42,474	91,338
Total revenues for reportable segments	303,356	306,116	871,810	946,600
All Other revenues	18,249	6,396	45,857	17,218
Net gains (losses) on investments and other financial instruments	(8,838)	(16,252)	(3,664)	(87,578)
Other non-operating revenue	868	—	868	—
Elimination of inter-segment revenues	(102)	(71)	(305)	(238)
Total revenues	$313,533	$296,189	$914,566	$876,002
(1)Includes immaterial inter-segment revenues for the three and nine months ended September 30, 2023 and 2022.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
The table below, which represents total services revenue on our condensed consolidated statements of operations for the periods indicated, represents the disaggregation of services revenue by revenue type.

Services revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
homegenius
Real estate
Valuation	$4,024	$7,634	$12,141	$26,687
Single family rental	1,529	5,430	5,583	20,887
Asset management technology platform	1,199	1,134	3,574	3,740
Real estate owned asset management	887	750	2,687	2,302
Other real estate services	26	78	27	83
Title	2,964	4,714	8,751	16,012
Real estate technology
Real estate technology services	(3)	2	24	2
Mortgage	266	404	886	7,062
Total services revenue	$10,892	$20,146	$33,673	$76,775
Revenue recognized related to services made available to customers and billed is reflected in accounts and notes receivable. Accounts and notes receivable include $8 million and $12 million as of September 30, 2023, and December 31, 2022, respectively, related to services revenue contracts. See Note 2 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for information regarding our accounting policies and the services we offer.
5. Fair Value of Financial Instruments
For discussion of our valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 of Notes to Consolidated Financial Statements in our 2022 Form 10-K.
The following tables include a list of assets and liabilities that are measured at fair value by hierarchy level as of the dates indicated.

Assets and liabilities carried at fair value by hierarchy level

	September 30, 2023
(In thousands)	Level I	Level II	Level III	Total
Investments
Fixed-maturities available for sale
U.S. government and agency securities	$125,053	$10,125	$—	$135,178
State and municipal obligations	—	133,569	—	133,569
Corporate bonds and notes	—	2,379,958	—	2,379,958
RMBS	—	959,210	—	959,210
CMBS	—	560,352	—	560,352
CLO	—	493,677	—	493,677
Other ABS	—	320,088	—	320,088
Foreign government and agency securities	—	5,033	—	5,033
Mortgage insurance-linked notes (1)	—	50,682	—	50,682
Total fixed-maturities available for sale	125,053	4,912,694	—	5,037,747

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Assets and liabilities carried at fair value by hierarchy level

	September 30, 2023
(In thousands)	Level I	Level II	Level III	Total

Trading securities
State and municipal obligations	—	66,554	—	66,554
Corporate bonds and notes	—	22,798	—	22,798
RMBS	—	5,883	—	5,883
CMBS	—	4,534	—	4,534
Total trading securities	—	99,769	—	99,769

Equity securities	100,194	6,217	2,500	108,911

Mortgage loans held for sale (2)	—	138,289	—	138,289

Other invested assets (3)	—	—	7,016	7,016

Short-term investments
U.S. government and agency securities	7,727	—	—	7,727
State and municipal obligations	—	2,500	—	2,500
Money market instruments	262,506	—	—	262,506
Corporate bonds and notes	—	104,899	—	104,899
RMBS	—	1,620	—	1,620
CMBS	—	1,336	—	1,336
Other ABS	—	7,069	—	7,069
Other investments (4)	—	104,787	—	104,787
Total short-term investments	270,233	222,211	—	492,444

Total investments at fair value (3)	495,480	5,379,180	9,516	5,884,176

Other
Derivative assets (5)	—	2,426	137	2,563
Loaned securities (6)
Corporate bonds and notes	—	79,016	—	79,016
Equity securities	70,525	—	—	70,525
Mortgage insurance-linked notes (1)	—	—	—	—
Total assets at fair value (3)	$566,005	$5,460,622	$9,653	$6,036,280

Liabilities
Derivative liabilities (5)	$—	$15	$562	$577
Total liabilities at fair value	$—	$15	$562	$577
(1)Includes mortgage insurance-linked notes purchased by Radian Group in connection with the Excess-of-Loss Program. See Note 8 for more information.
(2)We elected the fair value option for our mortgage loans held for sale to mitigate income statement volatility and allow for consistent treatment of both loans and any associated hedges or derivatives. See Note 6 for more information about our mortgage loans held for sale.
(3)Does not include other invested assets of $1.5 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient.
(4)Comprises short-term certificates of deposit and commercial paper.
(5)Level III derivative assets and liabilities consist of embedded derivatives related to our Excess-of-Loss Program, which are classified as other assets in our condensed consolidated balance sheets. See Note 8 for more information.
(6)Securities loaned to third-party borrowers under securities lending agreements are classified as other assets in our condensed consolidated balance sheets. See Note 6 for more information.

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
There were no transfers to or from Level III for the three and nine months ended September 30, 2023 or 2022. Activity related to Level III assets and liabilities (including realized and unrealized gains and losses, purchases, sales, issuances, settlements and transfers) was immaterial for the three and nine months ended September 30, 2023 and 2022.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value in our condensed consolidated balance sheets were as follows as of the dates indicated.

Financial instruments not carried at fair value

	September 30, 2023		December 31, 2022
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Company-owned life insurance	$107,489	$95,407	$105,331	$94,943
Senior notes	1,416,687	1,379,192	1,413,504	1,361,844
Secured borrowings
FHLB advances	$119,522	$119,543	$153,686	$153,728
Mortgage loan financing facilities	122,231	122,231	2,136	2,136
Total secured borrowings	$241,753	$241,774	$155,822	$155,864
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
6. Investments
Available for Sale Securities
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated.

Available for sale securities

	September 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Fixed-maturities available for sale
U.S. government and agency securities	$171,560	$—	$(36,382)		$135,178
State and municipal obligations	158,658	4	(25,093)		133,569
Corporate bonds and notes	2,853,366	120	(394,766)		2,458,720
RMBS	1,089,098	5,446	(135,334)		959,210
CMBS	618,127	27	(57,802)		560,352
CLO	502,572	74	(8,969)		493,677
Other ABS	328,896	105	(8,913)		320,088
Foreign government and agency securities	5,125	—	(92)		5,033
Mortgage insurance-linked notes (1)	49,264	1,424	(6)		50,682
Total securities available for sale, including loaned securities	5,776,666	$7,200	$(667,357)	(2)	5,116,509
Less: loaned securities (3)	93,294				78,762
Total fixed-maturities available for sale	$5,683,372				$5,037,747

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Fixed-maturities available for sale
U.S. government and agency securities	$174,138	$206	$(28,902)		$145,442
State and municipal obligations	164,325	—	(21,939)		142,386
Corporate bonds and notes	2,886,905	1,403	(350,537)		2,537,771
RMBS	1,025,795	1,163	(98,559)		928,399
CMBS	645,890	13	(52,546)		593,357
CLO	518,677	—	(20,485)		498,192
Other ABS	168,033	69	(6,743)		161,359
Foreign government and agency securities	5,118	—	(143)		4,975
Mortgage insurance-linked notes (1)	54,578	80	(1,639)		53,019
Total securities available for sale, including loaned securities	5,643,459	$2,934	$(581,493)	(2)	5,064,900
Less: loaned securities (3)	56,198				47,189
Total fixed-maturities available for sale	$5,587,261				$5,017,711
(1)Includes mortgage insurance-linked notes purchased by Radian Group in connection with the Excess-of-Loss Program. See Note 8 for more information.
(2)See “Gross Unrealized Losses and Related Fair Value of Available for Sale Securities” below for additional details.
(3)Included in other assets in our condensed consolidated balance sheets. See “Loaned Securities” below for a discussion of our securities lending agreements.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Gross Unrealized Losses and Related Fair Value of Available for Sale Securities
For securities deemed “available for sale” that are in an unrealized loss position and for which an allowance for credit loss has not been established, the following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of September 30, 2023, and December 31, 2022, are loaned securities that are classified as other assets in our condensed consolidated balance sheets, as further described below.

Unrealized losses on fixed-maturities available for sale by category and length of time

	September 30, 2023
(In thousands)	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$18,644	$(3,052)	$106,409	$(33,330)	$125,053	$(36,382)
State and municipal obligations	34,225	(2,994)	98,445	(22,099)	132,670	(25,093)
Corporate bonds and notes	439,005	(18,372)	1,976,424	(376,394)	2,415,429	(394,766)
RMBS	201,321	(11,093)	628,227	(124,241)	829,548	(135,334)
CMBS	18,900	(272)	538,095	(57,530)	556,995	(57,802)
CLO	14,841	(19)	445,391	(8,950)	460,232	(8,969)
Other ABS	203,657	(3,774)	69,537	(5,139)	273,194	(8,913)
Mortgage insurance-linked notes	3,125	(6)	—	—	3,125	(6)
Foreign government and agency securities	—	—	5,033	(92)	5,033	(92)
Total	$933,718	$(39,582)	$3,867,561	$(627,775)	$4,801,279	$(667,357)

	December 31, 2022
(In thousands)	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$86,964	$(21,370)	$47,770	$(7,532)	$134,734	$(28,902)
State and municipal obligations	116,285	(14,231)	25,401	(7,708)	141,686	(21,939)
Corporate bonds and notes	1,769,547	(176,768)	701,936	(173,769)	2,471,483	(350,537)
RMBS	610,812	(46,117)	261,370	(52,442)	872,182	(98,559)
CMBS	469,100	(38,178)	121,277	(14,368)	590,377	(52,546)
CLO	246,705	(10,271)	245,584	(10,214)	492,289	(20,485)
Other ABS	115,181	(3,603)	31,041	(3,140)	146,222	(6,743)
Mortgage insurance-linked notes	43,745	(1,639)	—	—	43,745	(1,639)
Foreign government and agency securities	4,975	(143)	—	—	4,975	(143)
Total	$3,463,314	$(312,320)	$1,434,379	$(269,173)	$4,897,693	$(581,493)
There were 1,216 and 1,284 securities in an unrealized loss position at September 30, 2023, and December 31, 2022, respectively. We determined that these unrealized losses were due to non-credit factors and that, as of September 30, 2023, we did not expect to realize a loss for our investments in an unrealized loss position given our intent and ability to hold these investment securities until recovery of their amortized cost basis. See Note 2 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for information regarding our accounting policy for impairments of investments.
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
All of our securities lending agreements are classified as overnight and revolving. Securities collateral on deposit with us from third-party borrowers totaling $35 million and $16 million as of September 30, 2023, and December 31, 2022,

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
Mortgage Loans Held for Sale
The carrying value of mortgage loans held for sale owned by Radian Mortgage Capital totaled $138 million and $4 million at September 30, 2023, and December 31, 2022, respectively, and is based on fair value as discussed below. As of September 30, 2023, our mortgage loans held for sale consisted of 331 mortgage loans with a total unpaid principal balance of $139 million, related to properties in 35 states and the District of Columbia. As of September 30, 2023, none of these loans were greater than ninety days delinquent. Interest earned on mortgage loans held for sale is included in net investment income on our condensed consolidated statements of operations.
We elected the fair value option for our mortgage loans held for sale to mitigate income statement volatility and allow for consistent treatment of both loans and any associated hedges or derivatives. Net gains (losses) associated with our mortgage loans held for sale and any related hedges are included in net gains (losses) on investments and other financial instruments on our condensed consolidated statements of operations. See Note 5 for additional information about the fair value of these financial instruments.
We typically fund the purchases of our mortgage loans held for sale primarily with amounts borrowed under our mortgage loan financing facilities. See Note 12 for additional information on these facilities and their related terms.
Net Gains (Losses) on Investments and Other Financial Instruments
Net gains (losses) on investments and other financial instruments consisted of the following.

Net gains (losses) on investments and other financial instruments

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net realized gains (losses) on investments sold or redeemed
Fixed-maturities available for sale
Gross realized gains	$20	$411	$588	$2,554
Gross realized losses	(2,814)	(4,564)	(13,768)	(12,625)
Fixed-maturities available for sale, net	(2,794)	(4,153)	(13,180)	(10,071)
Trading securities	—	(30)	(402)	(136)
Equity securities	—	—	1,890	1,655
Mortgage loans held for sale	(99)	—	(94)	—
Other investments	19	44	56	98
Net realized gains (losses) on investments sold or redeemed	(2,874)	(4,139)	(11,730)	(8,454)
Change in unrealized gains (losses) on investments sold or redeemed	9	29	226	(2,914)
Net unrealized gains (losses) on investments still held
Trading securities	(5,632)	(7,398)	(4,494)	(27,892)
Equity securities	290	(7,256)	4,991	(32,249)
Mortgage loans held for sale	(1,675)	—	(1,785)	—
Other investments	(1)	(149)	(97)	(490)
Net unrealized gains (losses) on investments still held	(7,018)	(14,803)	(1,385)	(60,631)
Total net gains (losses) on investments	(9,883)	(18,913)	(12,889)	(71,999)
Net gains (losses) on other financial instruments (1)	1,328	2,661	9,683	(15,579)
Net gains (losses) on investments and other financial instruments	$(8,555)	$(16,252)	$(3,206)	$(87,578)
(1)Includes changes in the fair value of derivatives, including embedded derivatives associated with our Excess-of-Loss program and derivatives that hedge interest rate risk related to our mortgage loans held for sale.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Contractual Maturities
The contractual maturities of fixed-maturities available for sale were as follows.

Contractual maturities of fixed-maturities available for sale

	September 30, 2023
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$108,051	$106,300
Due after one year through five years (1)	1,296,150	1,209,013
Due after five years through 10 years (1)	917,687	781,903
Due after 10 years (1)	866,821	635,284
Asset-backed and mortgage-backed securities (2)	2,587,957	2,384,009
Total	5,776,666	5,116,509
Less: loaned securities	93,294	78,762
Total fixed-maturities available for sale	$5,683,372	$5,037,747
(1)Actual maturities may differ as a result of calls before scheduled maturity.
(2)Includes RMBS, CMBS, CLO, Other ABS and mortgage insurance-linked notes, which are not due at a single maturity date.
Other
Our fixed-maturities available for sale include securities totaling $13 million at both September 30, 2023, and December 31, 2022, on deposit and serving as collateral with various state regulatory authorities. Our fixed-maturities available for sale and trading securities also include securities serving as collateral for our FHLB advances. See Note 12 for additional information about our FHLB advances.
7. Goodwill and Other Acquired Intangible Assets, Net
All of our goodwill and other acquired intangible assets relate to our homegenius segment. There was no change to our goodwill balance of $9.8 million during the three and nine months ended September 30, 2023.
The following is a summary of the gross and net carrying amounts and accumulated amortization (including impairment) of our other acquired intangible assets as of the periods indicated.

Other acquired intangible assets

	September 30, 2023			December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$43,550	$(42,179)	$1,371	$43,550	$(38,067)	$5,483
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

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
The effect of all of our reinsurance programs on our net income is as follows.

Reinsurance impacts on net premiums written and earned

	Net Premiums Written				Net Premiums Earned
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Direct
Mortgage insurance	$247,941	$243,145	$736,173	$728,171	$258,207	$256,845	$771,251	$771,971
Title insurance	3,561	5,164	8,246	21,443	3,561	5,165	8,246	21,444
Total direct	251,502	248,309	744,419	749,614	261,768	262,010	779,497	793,415
Assumed (1)
Mortgage insurance	—	1,211	—	4,081	—	1,211	—	4,081
Ceded
Mortgage insurance (2)	(12,771)	(9,278)	(57,044)	(170)	(21,406)	(22,859)	(92,268)	(48,772)
Title insurance	(100)	(140)	(300)	(420)	(100)	(140)	(300)	(420)
Total ceded (2)	(12,871)	(9,418)	(57,344)	(590)	(21,506)	(22,999)	(92,568)	(49,192)
Total net premiums	$238,631	$240,102	$687,075	$753,105	$240,262	$240,222	$686,929	$748,304
(1)Represents premiums from our participation in certain credit risk transfer programs. We discontinued our participation in these programs in December 2022 by novating these insurance policies to an unrelated third-party reinsurer. See Note 16 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for additional information.
(2)Net of profit commission, which is impacted by the level of ceded losses recoverable, if any, on reinsurance transactions. See Note 11 for additional information on our reserve for losses and reinsurance recoverable. The nine months ended September 30, 2023, include a $21 million increase in ceded premiums related to the tender offers that were completed in the second quarter of 2023 by Eagle Re 2019-1 Ltd. and Eagle Re 2020-1 Ltd. to purchase the mortgage insurance-linked notes issued by such entities. See “Excess-of-Loss Program” below for additional information.

Other reinsurance impacts

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Ceding commissions earned (1)	$5,650	$4,772	$15,953	$13,330
Ceded losses (2)	1,289	(9,278)	(1,095)	(37,138)
(1)Ceding commissions earned are primarily related to mortgage insurance and are included as an offset to expenses primarily in other operating expenses on our condensed consolidated statements of operations. Deferred ceding commissions of $22 million and $27 million are included in other liabilities on our condensed consolidated balance sheets at September 30, 2023, and December 31, 2022, respectively.
(2)Primarily all related to mortgage insurance.
QSR Program
2023 QSR Agreement
In July 2023, Radian Guaranty entered into the 2023 QSR Agreement with a panel of third-party reinsurance providers to cede a contractual quota share percentage of certain of our NIW, which includes both Recurring Premium Policies and Single Premium Policies (as set forth in the table below), subject to certain conditions, including a limitation on ceded RIF equal to $3.0 billion over the term of the agreement.
Radian Guaranty receives a ceding commission for ceded premiums earned pursuant to this transaction. Radian Guaranty is also entitled to receive a profit commission quarterly, subject to a final annual re-calculation, provided that the loss ratio on the loans covered under the agreement generally remains below the applicable prescribed thresholds. Losses on the ceded risk up to these thresholds reduce Radian Guaranty’s profit commission on a dollar-for-dollar basis. Radian Guaranty may discontinue ceding new policies under the agreement at the end of any calendar quarter.

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
2022 QSR Agreement
In the third quarter of 2022, Radian Guaranty entered into the 2022 QSR Agreement with a panel of third-party reinsurance providers to cede a contractual quota share percentage of certain of our NIW, which includes both Recurring Premium Policies and Single Premium Policies (as set forth in the table below), subject to certain conditions, including a limitation on ceded RIF equal to $8.5 billion over the term of the agreement.
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
As of July 1, 2023, Radian Guaranty is no longer ceding NIW under the 2022 QSR Agreement.
Single Premium QSR Program
Radian Guaranty entered into each of the 2016 Single Premium QSR Agreement, 2018 Single Premium QSR Agreement and 2020 Single Premium QSR Agreement with panels of third-party reinsurers to cede a contractual quota share percentage of our Single Premium NIW as of the effective date of each agreement (as set forth in the table below), subject to certain conditions.
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
As of January 1, 2022, Radian Guaranty is no longer ceding NIW under the Single Premium QSR Program.
The following table sets forth additional details regarding the QSR Program, with RIF ceded as of the dates indicated.

QSR Program (1)

	2023 QSR Agreement	2022 QSR Agreement	2020 Single Premium QSR Agreement	2018 Single Premium QSR Agreement	2016 Single Premium QSR Agreement
NIW policy dates	Jul 1, 2023- Jun 30, 2024	Jan 1, 2022- Jun 30, 2023	Jan 1, 2020- Dec 31, 2021	Jan 1, 2018- Dec 31, 2019	Jan 1, 2012- Dec 31, 2017
Effective date	Jul 1, 2023	Jul 1, 2022	Jan 1, 2020	Jan 1, 2018	Jan 1, 2016
Scheduled termination date	Jun 30, 2034	Jun 30, 2033	Dec 31, 2031	Dec 31, 2029	Dec 31, 2027
Optional termination date (2)	Jul 1, 2027	Jul 1, 2026	Jan 1, 2024	Jan 1, 2022	Jan 1, 2020
Quota share %	22.5%	20%	65%	65%	18% - 57%
Ceding commission %	20%	20%	25%	25%	25%
Profit commission %	Up to 55%	Up to 59%	Up to 56%	Up to 56%	Up to 55%

(In millions)	As of September 30, 2023
RIF ceded	$784	$4,524	$1,830	$763	$1,012

(In millions)	As of December 31, 2022
RIF ceded	$—	$3,307	$1,993	$876	$1,207
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
Excess-of-Loss Program
Radian Guaranty has entered into a number of fully collateralized reinsurance arrangements with the Eagle Re Issuers, as described below. For the respective coverage periods, Radian Guaranty retains the first-loss layer of aggregate losses, as well as any losses in excess of the outstanding reinsurance coverage amounts. The Eagle Re Issuers provide second layer coverage up to the outstanding coverage amounts. For each of these reinsurance arrangements, the Eagle Re Issuers financed their coverage by issuing mortgage insurance-linked notes to eligible capital markets investors in unregistered private offerings.
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
Given the diminished PMIERs capital benefit and risk mitigation values that Radian Guaranty was receiving from the reinsurance agreements, in June 2023 Eagle Re 2019-1 Ltd. and Eagle Re 2020-1 Ltd. conducted tender offers to purchase the mortgage insurance-linked notes that supported their reinsurance agreements with Radian Guaranty. As a result of the tender offers, $455 million and $332 million of the original principal amount of the Eagle Re 2019-1 Ltd. and Eagle Re 2020-1 Ltd. mortgage insurance-linked notes, respectively, were tendered and repurchased, representing 100% of the Eagle Re 2019-1 Ltd. mortgage insurance-linked notes and 82% of the Eagle Re 2020-1 Ltd. mortgage insurance-linked notes. The corresponding portion of the reinsurance agreements supported by the tendered notes were terminated.
As a result of these tender offers, for the nine months ended September 30, 2023, Radian Guaranty incurred additional ceded premiums earned of $21 million, consisting of $16 million related to the cost of tender premiums and associated expenses and $5 million related to the acceleration of deferred costs from the original executions of these transactions. Based on projections and expectations in June 2023, at the time of the tender offers, Radian Guaranty expected to save approximately $58 million of future ceded premiums over time as a result of these tenders, including a full recovery of the $21 million of the upfront one-time costs noted above within one year. In addition, as a result of these tender offers, Radian Guaranty reestablished certain contingency reserves related to Eagle Re 2019-1 Ltd. See Note 16 for additional detail on this impact.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth additional details regarding the Excess-of-Loss Program, with RIF, remaining coverage and first layer retention as of the dates indicated.

Excess-of-Loss Program

(In millions)	Eagle Re 2021-2 Ltd.	Eagle Re 2021-1 Ltd. (1)	Eagle Re 2020-1 Ltd.	Eagle Re 2019-1 Ltd.	Eagle Re 2018-1 Ltd. (1)
Issued	November 2021	April 2021	February 2020	April 2019	November 2018
NIW policy dates	Jan 1, 2021- Jul 31, 2021	Aug 1, 2020- Dec 31, 2020	Jan 1, 2019- Sep 30, 2019	Jan 1, 2018- Dec 31, 2018	Jan 1, 2017- Dec 31, 2017
Initial RIF	$10,758	$11,061	$9,866	$10,705	$9,109
Initial coverage	484	498	488	562	434
Initial first layer retention	242	221	202	268	205

(In millions)	As of September 30, 2023
RIF	$8,010	$6,548	$2,113	$—	$1,261
Remaining coverage	383	275	17	—	276
First layer retention	242	221	202	—	200

(In millions)	As of December 31, 2022
RIF	$9,150	$7,758	$2,401	$1,769	$1,509
Remaining coverage	472	366	368	385	276
First layer retention	242	221	202	263	200
(1)Radian Group purchased $45 million of Eagle Re 2021-1 Ltd. and $3 million of Eagle Re 2018-1 Ltd. outstanding principal amounts of the respective mortgage insurance-linked notes issued in connection with these reinsurance transactions. On our condensed consolidated balance sheet at September 30, 2023, these notes are included either in fixed-maturities available for sale or, if included in our securities lending program, in other assets. See Notes 5 and 6 for additional information.
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
The reinsurance premium due to the Eagle Re Issuers is calculated by multiplying the outstanding reinsurance coverage amount at the beginning of a period by a coupon rate, which is the sum of SOFR, plus a contractual risk margin, and then subtracting actual investment income collected on the assets in the reinsurance trust during the preceding month. As a result, the premiums we pay will vary based on: (i) the spread between SOFR and the rates on the investments held by the reinsurance trust and (ii) the outstanding amount of reinsurance coverage. Following the discontinuation of the London Inter-bank Offered Rate (LIBOR), effective June 30, 2023, SOFR is the effective benchmark rate for all of our reinsurance agreements with the Eagle Re Issuers as of September 30, 2023.
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
The Eagle Re Issuers represent our only VIEs as of the dates indicated. The following table presents the total assets and liabilities of the Eagle Re Issuers as of the dates indicated.

Total VIE assets and liabilities of Eagle Re Issuers (1)

(In thousands)	September 30, 2023	December 31, 2022
Eagle Re 2021-2 Ltd.	$382,985	$471,942
Eagle Re 2018-1 Ltd.	275,718	275,718
Eagle Re 2021-1 Ltd.	274,588	366,169
Eagle Re 2020-1 Ltd.	16,971	368,378
Eagle Re 2019-1 Ltd.	—	384,602
Total	$950,262	$1,866,809
(1)Assets held by the Eagle Re Issuers are required to be invested in U.S. government money market funds, cash or U.S. Treasury securities. Liabilities of the Eagle Re Issuers consist of their mortgage insurance-linked notes, as described above. Assets and liabilities are equal to each other for each of the Eagle Re Issuers.
In October 2023, Radian Guaranty entered into a fully collateralized reinsurance agreement with Eagle Re 2023-1 Ltd. This reinsurance agreement provides for up to $353 million of aggregate excess-of-loss reinsurance coverage for the mortgage insurance losses on new defaults on an existing portfolio of eligible policies with RIF of $8.8 billion that were issued between April 1, 2022, and December 31, 2022. For the loans subject to the reinsurance agreement, Radian Guaranty retains the first-loss layer of aggregate losses, as well as any losses in excess of the outstanding reinsurance coverage amounts. Eagle Re 2023-1 Ltd. provides second layer coverage up to the outstanding coverage amounts. Eagle Re 2023-1 Ltd. financed its coverage by issuing mortgage insurance-linked notes to eligible capital markets investors in the amount of $353 million in an unregistered private offering.
Also in October 2023, Radian Guaranty executed the 2023 XOL Agreement with a panel of third-party reinsurance providers. This reinsurance agreement provides for up to $246 million of aggregate excess-of-loss reinsurance coverage for the mortgage insurance losses on new defaults on an existing portfolio of eligible policies with RIF of $8.0 billion that were issued between October 1, 2021, and March 31, 2022. Radian Guaranty retains a portion of the aggregate losses up to a specified amount, after which the reinsurers provide coverage above the amount retained by Radian Guaranty up to the reinsurance coverage amount. Radian Guaranty is then responsible for any losses in excess of the reinsurance coverage amount. The agreement is scheduled to terminate September 30, 2033. Radian Guaranty has the option, based on certain conditions, to terminate the agreement as of September 30, 2028, or at the end of any calendar quarter thereafter, which would result in Radian Guaranty reassuming the related RIF. In the event Radian Guaranty does not terminate the agreement on September 30, 2028, the monthly premium rate will increase by a factor of 1.5 times the original monthly premium.
Other Collateral
Although we use reinsurance as one of our risk management tools, reinsurance does not relieve us of our obligations to our policyholders. In the event the reinsurers are unable to meet their obligations to us, our insurance subsidiaries would be liable for any defaulted amounts. However, consistent with the PMIERs reinsurer counterparty collateral requirements, Radian Guaranty’s reinsurers have established trusts to help secure our potential cash recoveries. In addition to the total VIE assets of the Eagle Re Issuers discussed above, the amount held in reinsurance trusts was $200 million as of September 30, 2023, compared to $175 million as of December 31, 2022.
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
See Note 8 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for more information about our reinsurance transactions.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
9. Other Assets
The following table shows the components of other assets as of the dates indicated.

Other assets

(In thousands)	September 30, 2023	December 31, 2022
Loaned securities (Note 5 and 6)	$149,541	$112,139
Company-owned life insurance (1)	107,489	105,331
Prepaid reinsurance premiums (2)	106,178	141,402
Right-of-use assets	17,320	21,099
Other	39,955	47,053
Total other assets	$420,483	$427,024
(1)We are the beneficiary of insurance policies on the lives of certain of our current and past officers and employees. The balances reported in other assets reflect the amounts that could be realized upon surrender of the insurance policies as of each respective date.
(2)Relates primarily to our Single Premium QSR Program.
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
As of September 30, 2023, and December 31, 2022, our current federal income tax liability was $24 million and $21 million, respectively, which primarily relates to applying the standards of accounting for uncertainty in income taxes, and is included as a component of other liabilities in our condensed consolidated balance sheets.
As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Internal Revenue Code Section 832(e) for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that, in conjunction with quarterly federal tax payment due dates, we purchase non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. As of September 30, 2023, and December 31, 2022, we held $697 million and $596 million of these bonds, respectively, which are included as prepaid federal income taxes in our condensed consolidated balance sheets. The corresponding deduction of our statutory contingency reserves resulted in the recognition of a net deferred tax liability.
For additional information on our income taxes, including our accounting policies, see Notes 2 and 10 of Notes to Consolidated Financial Statements in our 2022 Form 10-K.
11. Losses and LAE
Our reserve for losses and LAE consisted of the following as of the dates indicated.

Reserve for losses and LAE

(In thousands)	September 30, 2023	December 31, 2022
Primary case	$343,336	$398,874
Primary IBNR and LAE	10,005	12,169
Pool and other	8,497	9,912
Mortgage insurance	361,838	420,955
Title insurance	5,730	5,888
Total reserve for losses and LAE	$367,568	$426,843

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
For the periods indicated, the following table presents information relating to our mortgage insurance reserve for losses, including our IBNR reserve and LAE.

Rollforward of mortgage insurance reserve for losses

	Nine Months Ended September 30,
(In thousands)	2023	2022
Balance at beginning of period	$420,955	$823,136
Less: Reinsurance recoverables (1)	24,727	66,676
Balance at beginning of period, net of reinsurance recoverables	396,228	756,460
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	130,740	115,159
Prior years	(177,483)	(411,024)
Total incurred	(46,743)	(295,865)
Deduct: Paid claims and LAE related to:
Current year (2)	204	381
Prior years	10,712	12,123
Total paid	10,916	12,504
Balance at end of period, net of reinsurance recoverables	338,569	448,091
Add: Reinsurance recoverables (1)	23,269	29,656
Balance at end of period	$361,838	$477,747
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
New primary default notices totaled 31,555 for the nine months ended September 30, 2023, compared to 27,003 for the nine months ended September 30, 2022, representing an increase of 17%. This increase in new primary defaults is consistent with the natural seasoning of the portfolio, given the increase in our IIF in recent years.
Our gross Default to Claim Rate assumption applied to new defaults was 8.0% as of both September 30, 2023, and September 30, 2022, as we continue to closely monitor the trends in Cures and claims paid for our default inventory, while also weighing the risks and uncertainties associated with the current economic environment.
Our provision for losses during both the first nine months of 2023 and 2022 was positively impacted by favorable reserve development on prior year defaults, primarily as a result of more favorable trends in Cures than originally estimated. These Cures have been due primarily to favorable outcomes resulting from mortgage forbearance programs implemented in response to the COVID-19 pandemic as well as positive trends in home price appreciation, which has also contributed to a higher rate of claims that result in no ultimate loss and that are withdrawn by servicers as a result. These favorable observed trends resulted in reductions in our Default to Claim Rate and other reserve adjustments for prior year default notices. As the remaining number of defaults has continued to decline, the magnitude of the impact to our provision for losses from reserve development on prior year defaults has declined as well.
Claims Paid
Total claims paid were materially unchanged for the nine months ended September 30, 2023, compared to the same period in 2022.
For additional information about our Reserve for Losses and LAE, including our accounting policies, see Notes 2 and 11 of Notes to Consolidated Financial Statements in our 2022 Form 10-K.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
12. Borrowings and Financing Activities
The carrying value of our debt as of the dates indicated was as follows.

Borrowings

($ in thousands)	Interest rate	September 30, 2023	December 31, 2022
Senior notes
Senior Notes due 2024	4.500%	$448,723	$447,805
Senior Notes due 2025	6.625%	521,820	520,305
Senior Notes due 2027	4.875%	446,144	445,394
Total senior notes		$1,416,687	$1,413,504

($ in thousands)	Average interest rate (1)	September 30, 2023	December 31, 2022
Secured borrowings
FHLB advances
FHLB advances due 2023	4.666%	$64,745	$104,895
FHLB advances due 2024 (2)	3.325%	32,371	32,371
FHLB advances due 2025	2.340%	12,684	9,984
FHLB advances due 2026	4.469%	1,835	—
FHLB advances due 2027	2.562%	7,887	6,436
Total FHLB advances		119,522	153,686
Mortgage loan financing facilities	7.050%	122,231	2,136
Total secured borrowings		$241,753	$155,822
(1)As of September 30, 2023. See “FHLB Advances” and “Mortgage Loan Financing Facilities” below for more information.
(2)Includes $13 million of floating-rate advances with a weighted average interest rate of 5.51% and 3.62% as of September 30, 2023, and December 31, 2022, respectively, which resets daily based on changes in SOFR.
FHLB Advances
The principal balance of the FHLB advances is required to be collateralized by eligible assets with a fair value that must be maintained generally within a minimum range of 103% to 114% of the amount borrowed, depending on the type of assets pledged. Our fixed-maturities available for sale and trading securities include securities totaling $127 million and $164 million at September 30, 2023, and December 31, 2022, respectively, which serve as collateral for our FHLB advances to satisfy this requirement.
Mortgage Loan Financing Facilities
In 2022, Radian Mortgage Capital entered into the Master Repurchase Agreements to finance the acquisition of residential mortgage loans and related mortgage loan assets. The Goldman Sachs Master Repurchase Agreement is an uncommitted mortgage loan repurchase facility that initially had a maximum borrowing amount of $300 million and was amended in July 2023 to reduce the maximum borrowing amount to $100 million. The BMO Master Repurchase Agreement, which is also uncommitted, initially had a maximum borrowing amount of $300 million and was amended in April 2023 to reduce the maximum borrowing amount to $150 million. The Goldman Sachs Master Repurchase Agreement and the BMO Master Repurchase Agreement are currently scheduled to expire on September 14, 2024, and September 25, 2024, respectively.
The borrowings under the Master Repurchase Agreements bear a variable interest rate based on the one-month SOFR, as adjusted, plus an applicable margin, with interest payable monthly. Principal is due upon the earliest of the sale or disposition of the related mortgage loans, the occurrence of certain default or acceleration events or at the termination date of the applicable Master Repurchase Agreement. As of September 30, 2023, there were $118 million and $4 million of outstanding borrowings under the BMO Master Repurchase Agreement and the Goldman Sachs Master Repurchase Agreement, respectively.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Funds advanced under the Master Repurchase Agreements generally will be calculated as a percentage of the unpaid principal balance or fair value of the residential mortgage loan assets, depending on the credit characteristics of the loans being purchased. Of our mortgage loans held for sale, $128 million and $2 million at September 30, 2023, and December 31, 2022, respectively, serve as collateral for the Master Repurchase Agreements to support the funds advanced.
Revolving Credit Facility
Radian Group has in place a $275 million unsecured revolving credit facility with a syndicate of bank lenders. As of September 30, 2023, there were no amounts outstanding under this facility.
Debt Covenants and Other Requirements
As of September 30, 2023, we are in compliance with all of our debt covenants, including for our senior notes.
In addition to the debt covenants under its financing facilities, Radian Mortgage Capital is also subject to certain requirements established by state and other regulators and loan purchasers, including Freddie Mac, such as certain minimum net worth and capital requirements. The most restrictive of these requirements requires Radian Mortgage Capital to maintain a minimum tangible net worth of $3 million. To the extent these requirements are not met, these parties may exercise certain remedies, which may include, as applicable, prohibiting Radian Mortgage Capital from purchasing, selling, or servicing loans. As of September 30, 2023, Radian Mortgage Capital was in compliance with all such requirements.
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
Lease Liability
Our lease liability represents the present value of future lease payments over the lease term. Our operating lease liability was $42 million and $49 million as of September 30, 2023, and December 31, 2022, respectively, and is classified in other liabilities in our condensed consolidated balance sheets.
See Note 13 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for further information regarding our commitments and contingencies and our accounting policies for contingencies.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
14. Capital Stock
Shares of Common Stock
The following table shows the year-to-date changes in common stock outstanding for each of the periods indicated.

Common stock outstanding

(In thousands)	September 30, 2023	December 31, 2022
Balance at beginning of period	157,056	175,421
Shares repurchased under share repurchase programs	(2,817)	(19,506)
Issuance of common stock under incentive and benefit plans, net of shares withheld for employee taxes	1,343	1,141
Balance at end of period	155,582	157,056
Share Repurchase Activity
From time to time, Radian Group’s board of directors approves share repurchase programs authorizing the Company to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. Radian generally operates its share repurchase programs pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which provides for share repurchases at predetermined price targets and permits the Company to purchase shares when it may otherwise be precluded from doing so.
In January 2023, Radian Group’s board of directors approved a share repurchase program authorizing the Company to spend up to $300 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. Radian has implemented a trading plan under Rule 10b5-1 of the Exchange Act. The authorization will expire in January 2025.
During the three and nine months ended September 30, 2023, the Company purchased 1.9 million and 2.8 million shares at an average price of $26.71 and $24.86 per share, including commissions, respectively. As of September 30, 2023, purchase authority of up to $230 million remained available under this program.
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

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Information with regard to RSUs to be settled in stock for the periods indicated is as follows.

Rollforward of RSUs

	Performance-Based		Time-Vested
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2022 (1)	2,362,401	$17.59	1,891,800	$16.16
Granted (2)	911,550	$23.05	526,593	$25.13
Performance adjustment (3)	814,529	$—	—	$—
Vested (4)	(1,083,080)	$15.90	(602,490)	$18.17
Forfeited	(25,059)	$19.60	(5,434)	$21.36
Outstanding, September 30, 2023 (1)	2,980,341	$18.30	1,810,469	$18.09
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
(4)Represents amounts vested during the year, including the impact of performance adjustments for performance-based awards.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
15. Accumulated Other Comprehensive Income (Loss)
The following tables show the rollforward of accumulated other comprehensive income (loss) as of the periods indicated.

Rollforward of accumulated other comprehensive income (loss)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(536,312)	$(112,626)	$(423,686)	$(578,228)	$(121,429)	$(456,799)
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	(126,080)	(26,477)	(99,603)	(94,777)	(19,903)	(74,874)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(2,794)	(587)	(2,207)	(13,180)	(2,768)	(10,412)
Net unrealized gains (losses) on investments	(123,286)	(25,890)	(97,396)	(81,597)	(17,135)	(64,462)
Other adjustments to comprehensive income (loss), net	—	—	—	227	48	179
Other comprehensive income (loss)	(123,286)	(25,890)	(97,396)	(81,370)	(17,087)	(64,283)
Balance at end of period	$(659,598)	$(138,516)	$(521,082)	$(659,598)	$(138,516)	$(521,082)

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(416,589)	$(87,484)	$(329,105)	$152,016	$31,923	$120,093
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	(223,279)	(46,888)	(176,391)	(797,908)	(167,560)	(630,348)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(4,153)	(872)	(3,281)	(10,071)	(2,115)	(7,956)
Net unrealized gains (losses) on investments	(219,126)	(46,016)	(173,110)	(787,837)	(165,445)	(622,392)
Other adjustments to comprehensive income, net	—	—	—	106	22	84
Other comprehensive income (loss)	(219,126)	(46,016)	(173,110)	(787,731)	(165,423)	(622,308)
Balance at end of period	$(635,715)	$(133,500)	$(502,215)	$(635,715)	$(133,500)	$(502,215)
(1)Included in net gains (losses) on investments and other financial instruments on our condensed consolidated statements of operations.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
16. Statutory Information
Our insurance subsidiaries’ statutory net income (loss) for the periods indicated, and statutory policyholders’ surplus as of the dates indicated, were as follows.

Statutory net income (loss)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Radian Guaranty (1)	$599,781	$867,405
Other mortgage subsidiaries	(383)	1,826
Radian Title Insurance	1,306	2,500

Statutory policyholders’ surplus

(In thousands)	September 30, 2023	December 31, 2022
Radian Guaranty	$673,592	$758,467
Other mortgage subsidiaries	17,292	17,086
Radian Title Insurance	40,563	39,285
(1)The amount for 2022 has been updated to reflect the merger of Radian Reinsurance into Radian Guaranty in December 2022. See Note 16 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for details regarding this merger.
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a maximum ratio of net RIF relative to statutory capital, or Risk-to-capital. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, a mortgage insurer must satisfy an MPP Requirement. Radian Guaranty was in compliance with all applicable Statutory RBC Requirements and MPP Requirements in each of the RBC States as of September 30, 2023. Radian Guaranty’s Risk-to-capital was 10.6:1 and 10.7:1 as of September 30, 2023, and December 31, 2022, respectively. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves. Our other mortgage insurance and title insurance subsidiaries were also in compliance with all statutory and counterparty capital requirements as of September 30, 2023.
In addition, in order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. At September 30, 2023, Radian Guaranty, an approved mortgage insurer under the PMIERs, was in compliance with the current PMIERs financial requirements.
State insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations. As of September 30, 2023, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $4.4 billion of our consolidated net assets.
While all proposed dividends and distributions to stockholders must be filed with the Pennsylvania Insurance Department prior to payment, if a Pennsylvania domiciled insurer has positive unassigned surplus, such insurer can pay dividends or other distributions during any 12-month period in an aggregate amount less than or equal to the greater of: (i) 10% of the preceding year-end statutory policyholders’ surplus or (ii) the preceding year’s statutory net income, in each case without the prior approval of the Pennsylvania Insurance Department. Aided by the positive impacts of the merger with Radian Reinsurance in December 2022, Radian Guaranty had positive unassigned surplus of $258 million as of December 31, 2022. As a result, beginning with the first quarter of 2023, Radian Guaranty has the ability to pay ordinary dividends, and has paid an ordinary dividend of $100 million in cash and marketable securities in each of the first three quarters of 2023. Subsequent to the payment of these dividends and the impact from the reestablishment of $39 million in contingency reserves related to the termination of certain reinsurance agreements as a result of the tender offers by certain Eagle Re Issuers described in Note 8, Radian Guaranty had positive unassigned surplus of $174 million as of September 30, 2023.
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
The following analysis of our financial condition and results of operations for the three and nine months ended September 30, 2023, provides information that evaluates our financial condition as of September 30, 2023, compared with December 31, 2022, and our results of operations for the three and nine months ended September 30, 2023, compared to the same periods last year.
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
Current Operating Environment
As a seller of mortgage credit protection and other mortgage and credit risk management solutions and real estate products and services, our business results are subject to macroeconomic conditions and specific events that impact the housing, housing finance and related real estate markets, the credit performance of our mortgage insurance portfolio and our future business opportunities, as well as seasonal fluctuations that specifically affect the mortgage origination and real estate environments. The performance of our Mortgage business is particularly influenced by factors that impact the housing and real estate markets and the ability of borrowers to remain current on their mortgages, such as home prices and housing supply, inflationary pressures, interest rate changes, unemployment levels, mortgage originations and the availability of credit, national and regional economic conditions, legislative and regulatory developments and other events, including macroeconomic stresses and uncertainties resulting from global conflicts and other geopolitical events.
Annual inflation in the U.S. reached a 40-year high in 2022. While inflation has moderated in 2023, the U.S. economy continues to experience a high rate of inflation, as well as slower economic growth and the risks of a recession and of higher

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
unemployment rates. Actions taken by the U.S. Federal Reserve to increase interest rates in response to the inflationary trends that started in 2021 resulted in a sharp and significant increase in mortgage interest rates starting in 2022. The U.S. Federal Reserve continued to raise rates in 2023, resulting in mortgage rates more than doubling to over 7% as of September 30, 2023, and additional rate increases are possible.
These economic conditions have negatively impacted the U.S. housing market, including broadly reducing refinance activity. In addition, these conditions resulted in decreases in home prices in many markets in 2022 from what had been record highs. More recently, industry data suggest that home prices are again increasing. As further discussed below, we expect that the current economic environment will continue to negatively impact certain aspects of our results for the near future, including lower NIW, lower homegenius revenues and higher mortgage insurance defaults. At the same time, we also expect the higher interest rate environment to continue to benefit us through higher Persistency Rates that will favorably impact our IIF, as well as through the recognition of higher net investment income, as further discussed below. Longer-term, however, we continue to believe that the housing market fundamentals and outlook remain favorable, including demographics supporting growth in the population of first-time homebuyers and a constrained supply of homes available for sale.
We wrote NIW of $42.1 billion in the first nine months of 2023, a decrease of 24% compared to our NIW in the first nine months of 2022 due to the reduction in housing market activity resulting from current economic conditions. While the recent increases in mortgage interest rates have significantly reduced refinance demand, they have also resulted in a decrease in policy cancellations, which has increased our Persistency Rate, and in turn contributed to growth in our IIF. Further, in response to the current macroeconomic trends, in our mortgage insurance business we increased pricing in 2022 and 2023. See “Mortgage Insurance Portfolio” for additional details on our NIW and IIF.
In 2020, the onset of the COVID-19 pandemic resulted in a significant increase in unemployment and negatively impacted the economy. As a result, we experienced a material increase in new defaults beginning in the second quarter of 2020, substantially all of which related to loans subject to mortgage forbearance programs implemented in response to the COVID-19 pandemic. This increase in new defaults had a negative effect on our results of operations and our reserve for losses for that year. While subsequent trends in Cures have been more favorable than original expectations, resulting in favorable loss reserve development on prior period defaults in 2022 and in the first nine months of 2023, the current macroeconomic environment, as discussed above, and natural seasoning of our growing IIF portfolio, have contributed to a higher level of overall new default activity, including a higher level of new defaults from more recent vintages, and increased the likelihood that we will experience lower levels of Cures in our mortgage insurance portfolio in future periods. The number, timing and duration of new defaults and, in turn, the number of defaults that ultimately result in claims will depend on a variety of factors, including the overall economic environment and on the number and timing of Cures and the net impact on IIF from our Persistency Rate and future NIW. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our reserve for losses.
We believe that the range of risk distribution transactions and strategies that we utilize to mitigate credit risk and financial volatility through varying economic cycles has increased our financial strength and flexibility. As of September 30, 2023, 72% of our primary RIF is subject to a form of risk distribution. Including the collateralized reinsurance agreement entered into in connection with the Eagle Re 2023-1 Ltd. insurance-linked notes transaction and the 2023 XOL Agreement that were both entered into in October 2023, as described below under “Recent Company Developments,” 79% of our primary RIF as of September 30, 2023, is subject to a form of risk distribution. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information. Our use of risk distribution structures has reduced our required capital and enhanced our projected return on capital, and we expect these structures to provide a level of credit protection in periods of economic stress. See “Mortgage Insurance Portfolio—Risk Distribution” for additional information.
The same inflationary pressures and higher interest rate environment discussed above have also negatively impacted our homegenius businesses, due primarily to the rapid decline in industry-wide purchase and refinance volumes. Despite steps taken since the beginning of 2022 to align our workforce to the current and expected needs of the business and reduce our operating expenses, the continued decline in homegenius revenues since the beginning of 2022 has resulted in ongoing losses for that business segment.
The sharp increases in interest rates that began in 2022 also materially affected the fair value of our investment portfolio, resulting in unrealized losses on investments in 2022 and 2023. As of September 30, 2023, the fair value of our portfolio continues to be significantly below its amortized cost. As of September 30, 2023, we did not expect to realize a loss for our investments in an unrealized loss position given our intent and ability to hold these investment securities until recovery of their amortized cost basis. While the decrease in the fair value of our investments due to higher market interest rates has negatively affected our comprehensive income and stockholders’ equity in recent periods, this higher interest rate environment has also resulted in the recognition of higher net investment income, which is expected to continue in future periods. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about our investments.
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
In March 2023, the FHFA announced that the GSEs will enhance their payment deferral policies to allow borrowers who have recently resolved a financial hardship to defer up to six months of mortgage payments. Servicers were required to adopt the new policies by October 1, 2023. Under the enhanced payment deferral policies, servicers must defer certain amounts, including past due principal and interest, as a non-interest bearing balance, due and payable at maturity, sale, refinance or payoff of the mortgage loan. This change extends eligibility for the GSEs’ payment deferral workout beyond the payment deferral option for borrowers transitioning out of a COVID-19 related forbearance plan.
On April 10, 2023, President Biden signed legislation terminating the COVID-19 national emergency. As previously disclosed in our 2022 Form 10-K, the termination of the COVID-19 national emergency may be interpreted by the GSEs and others to likewise result in the termination of the requirements under the Coronavirus Aid, Relief, and Economic Security Act signed into law on March 27, 2020, to provide COVID-19 related forbearance. On August 9, 2023, the GSEs retired servicing policies related to COVID-19, including COVID-19 related forbearance plan flexibilities, and reverted to the policies as specified in their servicing guides. Retiring COVID-19 servicing-related policies means that a financial hardship due to COVID-19 is no longer an eligible hardship, and COVID-19 workouts, including COVID-19 payment deferrals, must have an evaluation date before November 1, 2024. However, borrowers with short-term hardships will continue to have access to the GSEs’ loss mitigation programs, including forbearance and payment deferrals.
As previously disclosed, in October 2022, the FHFA announced that the GSEs will replace their use of Classic FICO credit scores with FICO 10T and VantageScore 4.0 credit scores, which are intended to improve accuracy by capturing additional payment histories for borrowers when available, such as rent, utilities, and telecom payments. The GSEs will require both of the new credit scores, along with credit reports from two, rather than three, of the credit reporting agencies. The implementation timeline for the transition to the new credit scores is expected to be a multi-year effort. The FHFA has released a proposed timeline for implementing the changes that anticipates that most of the transition would be implemented by the end of 2025; however, the ultimate timeline for implementation is still uncertain.
On July 27, 2023, the U.S. federal banking agencies published a notice of proposed rulemaking (“NPR”) to implement the remaining elements of the Basel III recommendations that were developed by the international Basel Committee on Banking Supervision in 2009 following the financial crisis. The proposal applies to all banking organizations with $100 billion or more in total consolidated assets and their subsidiary depositary institutions, and covers risk-weighted asset calculations for credit, market, credit valuation adjustment, and operational risks. As proposed, the NPR would adjust risk weights for low downpayment loans that are held in a bank’s portfolio, generally increasing the risk weights for higher LTV loans without taking into account credit enhancement, such as private mortgage insurance, on those loans in determining the risk weighting. Currently, we expect the NPR to have a limited impact on Radian’s mortgage insurance business, as a minimal amount of mortgage loans with mortgage insurance are held in bank portfolios, and most of the loans that Radian Guaranty insures are sold to the GSEs. If the NPR is adopted as proposed, the rule is expected to have a substantial impact on how banks allocate capital and could impact the pricing and availability of financial services and products, among other things. While the outcome of the rulemaking process is currently undetermined, if adopted as proposed, banks subject to the rule may be disincentivized to hold loans in portfolio, which could provide greater opportunities for growth in Radian Mortgage Capital, the Company’s mortgage conduit business. In our 2022 Form 10-K, see “Item 1. Business—Regulation—Basel III” for additional information regarding Basel III.
Recent Company Developments
In October 2023, Radian Guaranty entered into a fully collateralized reinsurance agreement with Eagle Re 2023-1 Ltd., which provides for up to $353 million of aggregate excess-of-loss reinsurance coverage for a portion of the mortgage insurance losses on new defaults on an existing portfolio of eligible policies with RIF of $8.8 billion that were issued between April 1, 2022, and December 31, 2022. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on this new agreement.
Also in October 2023, Radian Guaranty executed the 2023 XOL Agreement with a panel of third-party reinsurance providers. This agreement provides for up to $246 million of aggregate excess-of-loss coverage for the mortgage insurance losses on new defaults on an existing portfolio of eligible mortgage insurance policies on new defaults on an existing portfolio of eligible policies with RIF of $8.0 billion that were issued between October 1, 2021, and March 31, 2022. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on this new agreement.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Key Factors Affecting Our Results
The key factors affecting our results are discussed in our 2022 Form 10-K. There have been no material changes to these key factors.
Mortgage Insurance Portfolio
New Insurance Written
We wrote $13.9 billion and $42.1 billion of primary new mortgage insurance in the three and nine months ended September 30, 2023, respectively, compared to $17.6 billion and $55.1 billion of NIW in the three and nine months ended September 30, 2022, respectively.
Our NIW decreased by 21% and 24% for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, due primarily to a broad decline in U.S. housing market activity resulting from higher mortgage interest rates. According to industry estimates, total mortgage origination volume was lower for the three and nine months ended September 30, 2023, as compared to the comparable periods in 2022, due to a significant decline in home purchases and mortgage refinance activity.
Although it is difficult to project future volumes, recent market projections for 2023 estimate total mortgage originations of approximately $1.6 trillion, which would represent a decline in the total annual mortgage origination market of approximately 32% as compared to 2022, with a private mortgage insurance market of approximately $300 billion. This outlook anticipates a 60% decrease in refinance originations in 2023 as well as a 19% decline in purchase originations, driven by increases in interest rates and declining home sales volume. In “Item 1A. Risk Factors” in our 2022 Form 10-K, see “A decrease in the volume of mortgage originations could result in fewer opportunities for us to write new mortgage insurance business and conduct our homegenius businesses” for more information.
The following table provides selected information for the periods indicated related to our mortgage insurance NIW. For direct Single Premium Policies, NIW includes policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically after the loans have been originated).

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NIW

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
NIW	$13,922	$17,616	$42,076	$55,134
Primary risk written	$3,542	$4,450	$10,819	$14,085
Average coverage percentage	25.4%	25.3%	25.7%	25.5%

NIW by loan purpose
Purchases	98.7%	98.4%	98.4%	95.6%
Refinances	1.3%	1.6%	1.6%	4.4%

NIW by premium type
Direct Monthly and Other Recurring Premiums	96.0%	95.5%	95.9%	95.1%
Direct single premiums	4.0%	4.5%	4.1%	4.9%

NIW by FICO score (1)
>=740	67.3%	63.3%	65.1%	59.9%
680-739	27.4%	28.5%	29.2%	32.3%
620-679	5.3%	8.2%	5.7%	7.8%
<=619	—%	—%	—%	—%

NIW by LTV
95.01% and above	16.5%	18.3%	17.4%	16.8%
90.01% to 95.00%	38.6%	37.1%	39.2%	39.7%
85.01% to 90.00%	30.2%	28.0%	29.5%	28.1%
85.00% and below	14.7%	16.6%	13.9%	15.4%
(1)For loans with multiple borrowers, the percentage of NIW by FICO score represents the lowest of the borrowers’ FICO scores.
Insurance and Risk in Force

IIF by origination vintage (1)

($ in billions)	IIF as of:
Vintage written in:	September 30, 2023		December 31, 2022		September 30, 2022
2023	$40.9	15.2%	$—	—%	$—	—%
2022	61.5	22.8	65.2	25.0	53.5	20.6
2021	68.7	25.5	77.3	29.6	79.5	30.7
2020	47.7	17.7	57.7	22.1	61.3	23.7
2019	15.4	5.7	17.9	6.8	18.7	7.2
2018	7.7	2.9	9.0	3.5	9.5	3.6
2009 - 2017	19.6	7.3	24.9	9.5	27.1	10.5
2008 & Prior (2)	8.0	2.9	9.0	3.5	9.5	3.7
Total	$269.5	100.0%	$261.0	100.0%	$259.1	100.0%
(1)Policy years represent the original policy years and have not been adjusted to reflect subsequent refinancing activity under the Home Affordable Refinance Program (“HARP”).
(2)Includes loans that were subsequently refinanced under HARP.
Our IIF is the primary driver of the future premiums that we expect to earn over time. IIF increased to $269.5 billion at September 30, 2023, from $261.0 billion at December 31, 2022, reflecting the impact of our NIW offset by policy cancellations

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
and amortization for the first nine months of 2023. Our IIF at September 30, 2023, increased 4% as compared to the same period last year, reflecting a 7% increase in Monthly Premium Policies in force partially offset by a 12% decline in Single Premium Policies in force.
Historically, there is a close correlation between interest rates and Persistency Rates. Higher interest rate environments generally decrease refinancings, which decrease the cancellation rate of our insurance and positively affect our Persistency Rates. As shown in the table below, our 12-month Persistency Rate at September 30, 2023, increased significantly as compared to September 30, 2022. The increase in our Persistency Rate at September 30, 2023, was primarily attributable to decreased refinance activity due to increases in mortgage interest rates, as compared to the same period in the prior year. As of September 30, 2023, 84% of our IIF had a mortgage note interest rate of 6.0% or less. Given the increase in market mortgage interest rates, which, based on reported industry averages, now exceed that level, we would expect a continued positive impact on our Persistency Rates.
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
The following table provides selected information as of and for the periods indicated related to mortgage insurance IIF and RIF.

IIF and RIF

($ in millions)	September 30, 2023	December 31, 2022	September 30, 2022
Primary IIF	$269,511	$260,994	$259,121
Primary RIF	$69,298	$66,094	$65,288
Average coverage percentage	25.7%	25.3%	25.2%

Persistency Rate (12 months ended)	83.6%	79.6%	75.9%
Persistency Rate (quarterly, annualized) (1)	84.2%	84.1%	81.6%

Primary RIF by premium type
Direct Monthly and Other Recurring Premiums	88.6%	87.1%	86.4%
Direct single premiums	11.4%	12.9%	13.6%

Primary RIF by FICO score (2)
>=740	58.2%	57.4%	57.5%
680-739	34.0%	34.6%	34.5%
620-679	7.4%	7.6%	7.6%
<=619	0.4%	0.4%	0.4%

Primary RIF by LTV
95.01% and above	18.4%	17.1%	16.8%
90.01% to 95.00%	48.2%	48.4%	48.4%
85.01% to 90.00%	27.0%	27.2%	27.2%
85.00% and below	6.4%	7.3%	7.6%
(1)The Persistency Rate on a quarterly, annualized basis is calculated based on loan-level detail for the quarter ending as of the date shown. It may be impacted by seasonality or other factors, including the level of refinance activity during the applicable periods, and may not be indicative of full-year trends.
(2)For loans with multiple borrowers, the percentage of primary RIF by FICO score represents the lowest of the borrowers’ FICO scores.
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

PMIERs benefit from risk distribution

($ in thousands)	September 30, 2023	December 31, 2022	September 30, 2022
PMIERs impact - reduction in Minimum Required Assets
Excess-of-Loss Program (1)	$465,794	$665,617	$732,895
2022 QSR Agreement	324,384	233,532	189,408
Single Premium QSR Program	198,448	231,339	243,911
2023 QSR Agreement	48,896	—	—
2012 QSR Agreements	6,288	8,357	9,310
Total PMIERs impact	$1,043,810	$1,138,845	$1,175,524

Percentage of gross Minimum Required Assets	20.3%	22.9%	24.0%
(1)The tender offers in the second quarter of 2023 conducted by Eagle Re 2019-1 Ltd. and Eagle Re 2020-1 Ltd. had no effect on the benefit to Minimum Required Assets. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for more information on these tender offers and related impacts.
See “Results of Operations—Mortgage—Three and Nine Months Ended September 30, 2023, Compared to Three and Nine Months Ended September 30, 2022—Revenues—Net Premiums Earned” for information about the impact on premiums earned from each of Radian Guaranty’s reinsurance programs.
Results of Operations—Consolidated
Three and Nine Months Ended September 30, 2023, Compared to Three and Nine Months Ended September 30, 2022
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three and nine months ended September 30, 2023, and September 30, 2022, primarily reflect the financial results and performance of our two business segments—Mortgage and homegenius. See “Results of Operations—Mortgage” and “Results of Operations—homegenius” for the operating results of these business segments for the three and nine months ended September 30, 2023, compared to the same periods in 2022.
In addition to the results of our operating segments, pretax income (loss) is also affected by those factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results” in our 2022 Form 10-K.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table summarizes our consolidated results of operations for the periods indicated.

Summary results of operations - Consolidated

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
($ in thousands, except per-share amounts)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Revenues
Net premiums earned	$240,262	$240,222	$40	$686,929	$748,304	$(61,375)
Services revenue	10,892	20,146	(9,254)	33,673	76,775	(43,102)
Net investment income	68,825	51,414	17,411	192,228	136,567	55,661
Net gains (losses) on investments and other financial instruments	(8,555)	(16,252)	7,697	(3,206)	(87,578)	84,372
Other income	2,109	659	1,450	4,942	1,934	3,008
Total revenues	313,533	296,189	17,344	914,566	876,002	38,564

Expenses
Provision for losses	(8,135)	(96,964)	(88,829)	(46,696)	(294,640)	(247,944)
Policy acquisition costs	6,920	5,442	(1,478)	18,431	17,987	(444)
Cost of services	8,886	18,717	9,831	29,541	66,230	36,689
Other operating expenses	79,206	91,327	12,121	252,360	271,363	19,003
Interest expense	24,302	21,183	(3,119)	69,148	62,860	(6,288)
Amortization of other acquired intangible assets	1,371	1,023	(348)	4,112	2,721	(1,391)
Total expenses	112,550	40,728	(71,822)	326,896	126,521	(200,375)

Pretax income	200,983	255,461	(54,478)	587,670	749,481	(161,811)
Income tax provision	44,401	57,181	12,780	127,244	168,877	41,633
Net income	$156,582	$198,280	$(41,698)	$460,426	$580,604	$(120,178)

Diluted net income per share	$0.98	$1.20	$(0.22)	$2.86	$3.34	$(0.48)
Return on equity	15.0%	20.7%	(5.7)%	15.2%	19.4%	(4.2)%

Non-GAAP Financial Measures (1)
Adjusted pretax operating income	$210,455	$272,720	$(62,265)	$594,693	$839,701	$(245,008)
Adjusted diluted net operating income per share	$1.04	$1.31	$(0.27)	$2.92	$3.82	$(0.90)
Adjusted net operating return on equity	16.0%	22.5%	(6.5)%	15.5%	22.1%	(6.6)%
(1)See “Use of Non-GAAP Financial Measures” below.
Revenues
Net Premiums Earned. Net premiums earned was flat for the three months ended September 30, 2023, as compared to the same period in 2022. The decrease in net premiums earned for the nine months ended September 30, 2023, as compared to the same period in 2022, reflects a decrease in net premiums earned in both our mortgage insurance and title insurance businesses in 2023. The decrease in net premiums earned in our mortgage insurance business for the nine months ended September 30, 2023, was driven primarily by an increase in ceded premiums earned under our reinsurance arrangements. See “Results of Operations—Mortgage—Three and Nine Months Ended September 30, 2023, Compared to Three and Nine Months Ended September 30, 2022—Revenues—Net Premiums Earned” and “Results of Operations—homegenius—Three and Nine Months Ended September 30, 2023, Compared to Three and Nine Months Ended September 30, 2022—Revenues—Net Premiums Earned” for more information.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Services Revenue. Services revenue for the three and nine months ended September 30, 2023, decreased as compared to the same periods in 2022, primarily driven by the general market decline in mortgage origination volume as well as other market and macroeconomic conditions, as further described in “Overview—Current Operating Environment.” See “Results of Operations—Mortgage—Three and Nine Months Ended September 30, 2023, Compared to Three and Nine Months Ended September 30, 2022—Revenues—Services Revenue” and “Results of Operations—homegenius—Three and Nine Months Ended September 30, 2023, Compared to Three and Nine Months Ended September 30, 2022—Revenues—Services Revenue” for more information.
Net Investment Income. The increase in net investment income for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, is primarily attributable to higher market interest rates. See “Overview—Current Operating Environment” and “Results of Operations—Mortgage—Three and Nine Months Ended September 30, 2023, Compared to Three and Nine Months Ended September 30, 2022—Revenues—Net Investment Income” for more information.
Net Gains (Losses) on Investments and Other Financial Instruments. The favorable change in net gains (losses) on investments and other financial instruments for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, is primarily due to: (i) the general positive movement in equity markets in 2023, compared to 2022, and (ii) moderate increases in market interest rates in the three and nine months ended September 30, 2023, compared to the sharp rise in market interest rates in the same periods in 2022, as further discussed in “Overview—Current Operating Environment.” See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional detail about net gains (losses) on investments and other financial instruments by investment category.
Expenses
Provision for Losses. The reduced benefit of the provision for losses for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, is primarily driven by a reduction in favorable development on prior period defaults, which impacted our mortgage insurance reserves. See “Results of Operations—Mortgage—Three and Nine Months Ended September 30, 2023, Compared to Three and Nine Months Ended September 30, 2022—Expenses—Provision for Losses” for more information.
Cost of Services. Cost of services for the three and nine months ended September 30, 2023, decreased as compared to the same periods in 2022, primarily driven by the decrease in services revenue, as discussed above. See “Results of Operations—Mortgage—Three and Nine Months Ended September 30, 2023, Compared to Three and Nine Months Ended September 30, 2022—Expenses—Cost of Services” and “Results of Operations—homegenius—Three and Nine Months Ended September 30, 2023, Compared to Three and Nine Months Ended September 30, 2022—Expenses—Cost of Services” for more information.
Other Operating Expenses. The decrease in other operating expenses for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, is primarily due to decreases in operating expenses in both our Mortgage and homegenius segments. See “Results of Operations—Mortgage—Three and Nine Months Ended September 30, 2023, Compared to Three and Nine Months Ended September 30, 2022—Expenses—Other Operating Expenses” and “Results of Operations—homegenius—Three and Nine Months Ended September 30, 2023, Compared to Three and Nine Months Ended September 30, 2022—Expenses—Other Operating Expenses” for more information.
Interest Expense. The increase in interest expense for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, primarily reflects increases in: (i) the average balances outstanding of our mortgage loan financing facilities; (ii) the average interest rates on our FHLB advances; and (iii) the interest rates associated with our securities lending program. See Notes 6 and 12 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about loaned securities and borrowings, respectively.
Income Tax Provision
Variations in our effective tax rates, combined with differences in pretax income, were the drivers of the changes in our income tax provision between periods. Our effective tax rates for the three and nine months ended September 30, 2023, was 22.1% and 21.7%, respectively, as compared to 22.4% and 22.5% for the three and nine months ended September 30, 2022, respectively. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year and reflects the impact of discrete tax effects in the period in which they occur. For the three and nine months ended September 30, 2023 and 2022, our effective tax rates did not differ materially from the statutory federal corporate tax rate of 21%.
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

Reconciliation of consolidated pretax income to consolidated adjusted pretax operating income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Consolidated pretax income	$200,983	$255,461	$587,670	$749,481
Less: income (expense) items
Net gains (losses) on investments and other financial instruments (1)	(8,838)	(16,252)	(3,664)	(87,578)
Amortization of other acquired intangible assets	(1,371)	(1,023)	(4,112)	(2,721)
Impairment of other long-lived assets and other non-operating items	737	16	753	79
Total adjusted pretax operating income (2)	$210,455	$272,720	$594,693	$839,701
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

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of diluted net income per share to adjusted diluted net operating income per share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Diluted net income per share	$0.98	$1.20	$2.86	$3.34
Less: per-share impact of reconciling income (expense) items
Net gains (losses) on investments and other financial instruments	(0.06)	(0.10)	(0.02)	(0.50)
Amortization of other acquired intangible assets	(0.01)	(0.01)	(0.03)	(0.02)
Impairment of other long-lived assets and other non-operating items	0.01	—	—	—
Income tax (provision) benefit on reconciling income (expense) items (1)	0.01	0.02	0.01	0.11
Difference between statutory and effective tax rates	(0.01)	(0.02)	(0.02)	(0.07)
Per-share impact of reconciling income (expense) items	(0.06)	(0.11)	(0.06)	(0.48)
Adjusted diluted net operating income per share (1)	$1.04	$1.31	$2.92	$3.82
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

Reconciliation of return on equity to adjusted net operating return on equity

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Return on equity (1)	15.0%	20.7%	15.2%	19.4%
Less: impact of reconciling income (expense) items (2)
Net gains (losses) on investments and other financial instruments	(0.9)	(1.7)	(0.1)	(2.9)
Amortization of other acquired intangible assets	(0.2)	(0.1)	(0.2)	(0.1)
Impairment of other long-lived assets and other non-operating items	0.1	—	—	—
Income tax (provision) benefit on reconciling income (expense) items (3)	0.2	0.4	0.1	0.6
Difference between statutory and effective tax rates	(0.2)	(0.4)	(0.1)	(0.3)
Impact of reconciling income (expense) items	(1.0)	(1.8)	(0.3)	(2.7)
Adjusted net operating return on equity (3)	16.0%	22.5%	15.5%	22.1%
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
Three and Nine Months Ended September 30, 2023, Compared to Three and Nine Months Ended September 30, 2022
The following table summarizes our Mortgage segment’s results of operations for the periods indicated.

Summary results of operations - Mortgage

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
(In thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Revenues
Net premiums written	$235,169	$235,076	$93	$679,128	$732,081	$(52,953)
(Increase) decrease in unearned premiums	1,632	121	1,511	(145)	(4,801)	4,656
Net premiums earned	236,801	235,197	1,604	678,983	727,280	(48,297)
Services revenue	266	405	(139)	886	7,062	(6,176)
Net investment income	50,345	44,842	5,503	145,397	119,056	26,341
Other income	1,237	589	648	4,070	1,864	2,206
Total revenues	288,649	281,033	7,616	829,336	855,262	(25,926)

Expenses
Provision for losses	(8,257)	(97,493)	(89,236)	(46,744)	(295,865)	(249,121)
Policy acquisition costs	6,920	5,442	(1,478)	18,431	17,987	(444)
Cost of services	172	373	201	556	5,716	5,160
Other operating expenses	48,520	55,853	7,333	159,245	174,528	15,283
Interest expense	22,693	21,183	(1,510)	67,062	62,860	(4,202)
Total expenses	70,048	(14,642)	(84,690)	198,550	(34,774)	(233,324)

Adjusted pretax operating income (1)	$218,601	$295,675	$(77,074)	$630,786	$890,036	$(259,250)
(1)Our senior management uses adjusted pretax operating income as our primary measure to evaluate the fundamental financial performance of our business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Revenues
Net Premiums Earned. Net premiums earned was flat for the three months ended September 30, 2023, as compared to the same period in 2022. Net premiums earned decreased for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to: (i) a decrease in the profit commission retained by the Company as a result of less favorable reserve development in the nine months ended September 30, 2023, as compared to the same period in 2022; (ii) an increase in ceded premiums earned under the 2022 QSR Agreement, which began ceding a portion of NIW in the third quarter of 2022; and (iii) a decrease in the benefit, net of reinsurance, from Single Premium Policy cancellations due to lower refinance activity. These impacts were partially offset by an increase in direct premiums earned, excluding revenue from cancellations, which benefited the nine months ended September 30, 2023, as compared to the same period in 2022, due primarily to higher IIF.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The table below provides additional information about the components of mortgage insurance net premiums earned for the periods indicated, including the effects of our reinsurance programs.

Net premiums earned

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
(In thousands, except as otherwise indicated)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Direct
Premiums earned, excluding revenue from cancellations	$254,903	$250,140	$4,763	$758,606	$743,676	$14,930
Single Premium Policy cancellations	3,304	6,705	(3,401)	12,645	28,295	(15,650)
Direct	258,207	256,845	1,362	771,251	771,971	(720)
Assumed (1)	—	1,211	(1,211)	—	4,081	(4,081)
Ceded
Premiums earned, excluding revenue from cancellations (2)	(32,363)	(38,879)	6,516	(125,805)	(94,783)	(31,022)
Single Premium Policy cancellations (3)	(873)	(1,844)	971	(3,459)	(8,001)	4,542
Profit commission—other (4)	11,830	17,864	(6,034)	36,996	54,012	(17,016)
Ceded premiums, net of profit commission	(21,406)	(22,859)	1,453	(92,268)	(48,772)	(43,496)
Total net premiums earned	$236,801	$235,197	$1,604	$678,983	$727,280	$(48,297)
				3.0	3.0
In force portfolio premium yield (in basis points) (5)	38.0	39.2	(1.2)	38.1	39.5	(1.4)
Direct premium yield (in basis points) (6)	38.5	40.2	(1.7)	38.8	41.0	(2.2)
Net premium yield (in basis points) (7)	35.3	36.7	(1.4)	34.1	38.4	(4.3)
Average primary IIF (in billions) (8)	$268.2	$256.7	$11.5	$265.3	$252.5	$12.8
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
(2)The nine months ended September 30, 2023, include the impact of tender offers by Eagle Re 2019-1 Ltd. and Eagle Re 2020-1 Ltd. to purchase the mortgage insurance-linked notes that supported their reinsurance agreements with Radian Guaranty. As a result of these tender offers, Radian Guaranty incurred additional ceded premiums earned during the second quarter of 2023 of $21 million, consisting of $16 million related to the cost of tender premiums and associated expenses and $5 million related to the acceleration of deferred costs from the original executions of these transactions.
(3)Includes the impact of related profit commissions.
(4)Represents the profit commission from the Single Premium QSR Program, 2022 QSR Agreement and 2023 QSR Agreement, excluding the impact of Single Premium Policy cancellations.
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

Ceded premiums earned

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Excess-of-Loss Program (1)	$9,040	$22,184	$61,882	$59,064
2022 QSR Agreement	7,987	3,694	21,959	3,694
Single Premium QSR Program (2)	3,344	(3,465)	6,726	(15,493)
2023 QSR Agreement	768	—	768	—
Other	267	446	933	1,507
Total ceded premiums earned (3)	$21,406	$22,859	$92,268	$48,772

Percentage of total direct and assumed premiums earned	8.3%	8.6%	12.0%	6.1%
(1)Ceded premiums earned for the three and nine months ended September 30, 2023, includes the impact from a decrease in outstanding reinsurance under our Excess-of-Loss Program as compared to the same prior year periods. This decline was partially offset in the nine months ended September 30, 2023, by the impact of tender offers that were completed in the second quarter of 2023, by Eagle Re 2019-1 Ltd. and Eagle Re 2020-1 Ltd. to purchase the mortgage insurance-linked notes that supported their reinsurance agreements with Radian Guaranty. As a result of these tender offers, Radian Guaranty incurred additional ceded premiums earned during the second quarter of 2023 of $21 million, consisting of $16 million related to the cost of tender premiums and associated expenses and $5 million related to the acceleration of deferred costs from the original executions of these transactions.
(2)Includes the increase in the profit commission retained by the Company due to favorable reserve development, including a significant impact in the three and nine months ended September 30, 2022. See “Expenses—Provision for Losses” below for additional information on the favorable reserve development.
(3)Does not include the benefit from ceding commissions from the reinsurance agreements in our QSR Program, which is primarily included in other operating expenses on the condensed consolidated statements of operations. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Services Revenue. Services revenue for the three and nine months ended September 30, 2023, decreased as compared to the same periods in 2022, in part due to a decrease in demand for our contract underwriting services as a result of the general market decline in mortgage origination volume. In addition, the termination of a contract with a large fulfillment customer in the second quarter of 2022 contributed to the decline in services revenue for the nine months ended September 30, 2023, compared to the same period in 2022. For more information on recent macroeconomic stresses see “Overview—Current Operating Environment.”
Net Investment Income. Increasing yields from higher interest rates were the primary driver of the increases in net investment income for the three and nine months ended September 30, 2023, as compared to the same periods in 2022.
The following table provides information related to our mortgage subsidiaries’ investment balances and investment yields for the periods indicated.

Investment balances and yields

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
($ in thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Investment income	$51,578	$46,406	$5,172	$149,258	$123,627	$25,631
Investment expenses	(1,233)	(1,564)	331	(3,861)	(4,571)	710
Net investment income	$50,345	$44,842	$5,503	$145,397	$119,056	$26,341

Average investments (1)	$5,333,104	$5,613,010	$(279,906)	$5,329,118	$5,729,948	$(400,830)
Average investment yield (2)	3.8%	3.2%	0.6%	3.6%	2.8%	0.8%
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

Provision for losses

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
($ in thousands, except reserve per new default)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Current period defaults (1)	$46,630	$39,191	$(7,439)	$130,740	$115,159	$(15,581)
Prior period defaults (2)	(54,887)	(136,684)	(81,797)	(177,484)	(411,024)	(233,540)
Total provision for losses	$(8,257)	$(97,493)	$(89,236)	$(46,744)	$(295,865)	$(249,121)

Loss ratio (3)	(3.5)%	(41.5)%	(38.0)%	(6.9)%	(40.7)%	(33.8)%
Reserve per new default (4)	$4,180	$4,082	$(98)	$4,143	$4,265	$122
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
Current period new primary defaults increased by 16% and 17% for the three and nine months ended September 30, 2023, respectively, as shown below, consistent with the natural seasoning of the portfolio given the increase in our IIF in recent years. Our gross Default to Claim Rate assumption for new primary defaults was 8.0% at both September 30, 2023 and 2022, as we continue to closely monitor the trends in Cures and claims paid for our default inventory, while also weighing the risks and uncertainties associated with the current economic environment.
Our provision for losses during the three and nine months ended September 30, 2023, and the same periods in 2022, was positively impacted by favorable reserve development on prior period defaults, primarily as a result of more favorable trends in Cures than originally estimated. These Cures have been due primarily to favorable outcomes resulting from mortgage forbearance programs implemented in response to the COVID-19 pandemic as well as positive trends in home price appreciation, which has also contributed to a higher rate of claims that result in no ultimate loss and that are withdrawn by servicers as a result. These favorable observed trends resulted in reductions in our Default to Claim Rate and other reserve adjustments for prior year default notices.
The benefit from this favorable development on prior period defaults was lower in the nine months ended September 30, 2023, as compared to the same period in 2022, due primarily to the reduction in the beginning primary default inventory between the two periods. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements herein for additional information, as well as Notes 1 and 11 of Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” in our 2022 Form 10-K.
Our primary default rate as a percentage of total insured loans at September 30, 2023, was 2.0% compared to 2.2% at December 31, 2022. The following table shows a rollforward of our primary loans in default.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of primary loans in default

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning default inventory	19,880	21,861	21,913	29,061
New defaults	11,156	9,601	31,555	27,003
Cures	(10,467)	(10,222)	(32,671)	(34,563)
Claims paid	(111)	(141)	(282)	(352)
Rescissions and Claim Denials (1)	(52)	(22)	(109)	(72)
Ending default inventory	20,406	21,077	20,406	21,077
(1)Net of any previous Rescissions and Claim Denials that were reinstated during the period. Such reinstated Rescissions and Claim Denials may ultimately result in a paid claim.
The following tables show additional information about our primary loans in default as of the dates indicated.

Primary loans in default - additional information

	September 30, 2023
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 3rd Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments
Three payments or less	9,874	48.4%	24	37.1%	$86,896	25.3%
Four to eleven payments	6,438	31.5	235	31.3	115,640	33.7
Twelve payments or more	3,748	18.4	761	17.9	122,657	35.7
Pending claims	346	1.7	N/A	27.0	18,143	5.3
Total	20,406	100.0%	1,020		343,336	100.0%
LAE					8,632
IBNR					1,373
Total primary reserve (1)					$353,341

	December 31, 2022
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments
Three payments or less	9,584	43.7%	8	35.5%	$77,987	19.5%
Four to eleven payments	6,842	31.2	189	27.4	114,537	28.7
Twelve payments or more	5,158	23.6	750	22.9	190,148	47.7
Pending claims	329	1.5	N/A	23.5	16,202	4.1
Total	21,913	100.0%	947		398,874	100.0%
LAE					10,041
IBNR					2,128
Total primary reserve (1)					$411,043
N/A – Not applicable
(1)    Excludes pool and other reserves. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
We develop our Default to Claim Rate estimates based primarily on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Rescissions, was approximately 27% and 30% as of September 30, 2023, and December 31, 2022, respectively. See Note 11 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for additional details about our Default to Claim Rate assumptions.
Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter based on the rate that defaults cure and other factors, including the impact of foreclosure moratoriums (as described in “Item 1. Business—Mortgage—Defaults and Claims” in our 2022 Form 10-K) that make the timing of paid claims difficult to predict.
The following table shows net claims paid by product and the average claim paid by product for the periods indicated.

Claims paid

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net claims paid (1)
Primary	$4,325	$3,606	$10,802	$12,418
Pool and other	413	(420)	114	(1,231)
Subtotal	4,738	3,186	10,916	11,187
Impact of commutations and settlements	—	1,317	—	1,317
Total net claims paid	$4,738	$4,503	$10,916	$12,504

Total average net primary claim paid (1) (2)	$37.6	$45.1	$36.0	$42.5
Average direct primary claim paid (2) (3)	$38.7	$45.2	$37.2	$42.9
(1)Net of reinsurance recoveries.
(2)Calculated excluding the impact of: (i) commutations and settlements; (ii) claims settled without payment; and (iii) claims that were submitted and subsequently withdrawn by the servicer.
(3)Before reinsurance recoveries.
For additional information about our reserve for losses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2022 Form 10-K.
Cost of Services. Cost of services for the three and nine months ended September 30, 2023, decreased as compared to the same periods in 2022, primarily due to the decrease in services revenue, as discussed above. Our cost of services is primarily affected by our level of services revenue.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Other Operating Expenses. The decrease in other operating expenses for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, is primarily related to reductions in headcount and other expense savings actions implemented for the segment during the past year.
The following table shows additional information about Mortgage other operating expenses, for the periods indicated.

Other operating expenses

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
($ in thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Direct
Salaries and other base employee expenses	$9,877	$13,275	$3,398	$31,946	$37,059	$5,113
Variable and share-based incentive compensation	4,465	3,550	(915)	13,018	13,220	202
Other general operating expenses	7,587	10,843	3,256	25,232	33,411	8,179
Ceding commissions	(5,153)	(4,273)	880	(14,605)	(11,066)	3,539
Total direct	16,776	23,395	6,619	55,591	72,624	17,033
Allocated (1)
Salaries and other base employee expenses	10,425	10,549	124	33,703	$33,374	(329)
Variable and share-based incentive compensation	9,184	6,636	(2,548)	27,405	25,187	(2,218)
Other general operating expenses	12,135	15,273	3,138	42,546	43,343	797
Total allocated	31,744	32,458	714	103,654	101,904	(1,750)
Total other operating expenses	$48,520	$55,853	$7,333	$159,245	$174,528	$15,283

Expense ratio (2)	23.4%	26.1%	2.7%	26.2%	26.5%	0.3%
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
Three and Nine Months Ended September 30, 2023, Compared to Three and Nine Months Ended September 30, 2022
The following table summarizes our homegenius segment’s results of operations for the periods indicated. As discussed in “Overview—Current Operating Environment,” the macroeconomic stresses beginning in the second quarter of 2022 have continued to adversely affect our homegenius business, including in particular a decrease in our title revenues due to the rapid decline in industrywide refinance volumes. We expect this trend to continue to impact the results of our homegenius segment in at least the near-term based on current market conditions and our expectation that overall refinance volumes will remain low.

Summary results of operations - homegenius

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
(In thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Revenues
Net premiums earned	$3,461	$5,025	$(1,564)	$7,946	$21,024	$(13,078)
Services revenue	10,723	19,812	(9,089)	33,083	69,951	(36,868)
Net investment income	523	246	277	1,445	363	1,082
Total revenues	14,707	25,083	(10,376)	42,474	91,338	(48,864)

Expenses
Provision for losses	122	435	313	48	1,225	1,177
Cost of services	8,714	18,344	9,630	28,985	60,514	31,529
Other operating expenses	26,803	31,840	5,037	81,835	86,331	4,496
Total expenses	35,639	50,619	14,980	110,868	148,070	37,202

Adjusted pretax operating income (loss) (1)	$(20,932)	$(25,536)	$4,604	$(68,394)	$(56,732)	$(11,662)
(1)Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of our business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.
Revenues
Net Premiums Earned. Net premiums earned for the three and nine months ended September 30, 2023, decreased as compared to the same periods in 2022, primarily due to a decrease in new title policies written in our title insurance business given the decline in industrywide refinance volumes.
Services Revenue. Services revenue for the three and nine months ended September 30, 2023, decreased as compared to the same periods in 2022, primarily due to a decrease in real estate and title services revenue resulting from the recent macroeconomic stresses, as described above. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for the disaggregation of services revenue by revenue type.
Expenses
Cost of Services. Cost of services for the three and nine months ended September 30, 2023, decreased as compared to the same periods in 2022, primarily due to the decrease in services revenue. Our cost of services is primarily affected by our level of services revenue and the number of employees providing those services. As further discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Current Operating Environment” in our 2022 Form 10-K, the number of employees was reduced for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, as a result of the steps taken in 2022 to better align our workforce with the current and expected needs of our business.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Other Operating Expenses. The following table shows additional information about homegenius other operating expenses. Included in the results for the nine months ended September 30, 2023, are severance expenses of $1.9 million related to additional reductions in headcount in response to the ongoing challenging macroeconomic environment for the homegenius segment’s products and services, compared to $0.8 million of severance expenses for the nine months ended September 30, 2022. In addition, other general operating expenses were reduced in the three and nine months ended September 30, 2023, as a result of additional expense saving actions implemented in 2023.

Other operating expenses

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
(In thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Direct
Salaries and other base employee expenses	$10,214	$11,572	$1,358	$32,080	$30,461	$(1,619)
Variable and share-based incentive compensation	3,582	3,312	(270)	10,253	10,721	468
Other general operating expenses	7,036	9,549	2,513	22,109	23,846	1,737
Title agent commissions	1,730	1,850	120	3,540	4,748	1,208
Total direct	22,562	26,283	3,721	67,982	69,776	1,794
Allocated (1)
Salaries and other base employee expenses	1,405	1,831	426	4,535	5,504	969
Variable and share-based incentive compensation	1,252	1,117	(135)	3,731	4,006	275
Other general operating expenses	1,584	2,609	1,025	5,587	7,045	1,458
Total allocated	4,241	5,557	1,316	13,853	16,555	2,702
Total other operating expenses	$26,803	$31,840	$5,037	$81,835	$86,331	$4,496
(1)See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our allocation of corporate operating expenses.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations—All Other
Three and Nine Months Ended September 30, 2023, Compared to Three and Nine Months Ended September 30, 2022
The following table summarizes our All Other results of operations for the periods indicated.

Summary results of operations - All Other

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
(In thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Revenues
Net investment income	$17,957	$6,326	$11,631	$45,386	$17,148	$28,238
Net gains (losses) on investments and other financial instruments	283	—	283	458	—	458
Other income	9	70	(61)	13	70	(57)
Total revenues	18,249	6,396	11,853	45,857	17,218	28,639

Expenses
Other operating expenses	3,854	3,815	(39)	11,470	10,821	(649)
Interest expense	1,609	—	(1,609)	2,086	—	(2,086)
Total expenses	5,463	3,815	(1,648)	13,556	10,821	(2,735)

Adjusted pretax operating income (1)	$12,786	$2,581	$10,205	$32,301	$6,397	$25,904
(1)Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of our business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.
Our All Other results include income from investments held at Radian Group, which have benefited from rising interest rates over the past year as well as from rising balances resulting from distributions by Radian Guaranty.
All Other also includes the financial results of Radian Mortgage Capital. In light of current market conditions, Radian Mortgage Capital has continued to take a cautious approach. As of September 30, 2023, Radian Mortgage Capital owned $138 million of mortgage loans held for sale. Radian Mortgage Capital has not yet completed any securitizations and is currently focused on distributing the loans it acquires through whole loan sales. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our mortgage loans held for sale.
Liquidity and Capital Resources
Consolidated Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Summary cash flows - Consolidated

	Nine Months Ended September 30,
(In thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$264,476	$282,148
Investing activities	(189,445)	48,556
Financing activities	(74,797)	(427,516)
Increase (decrease) in cash and restricted cash	$234	$(96,812)

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating Activities. Our most significant source of operating cash flows is from premiums received from our mortgage insurance policies, while our most significant uses of operating cash flows are typically for our operating expenses and claims paid on our mortgage insurance policies. Cash provided by operating activities decreased for the nine months ended September 30, 2023, as compared to the same period in 2022, due primarily to increases in net purchases of mortgage loans held for sale in 2023, partially offset by lower payments for operating expenses and lower purchases of U.S. Mortgage Guaranty Tax and Loss Bonds.
Investing Activities. Net cash used by investing activities increased for the nine months ended September 30, 2023, as compared to cash provided by investing activities in the same period in 2022, primarily as a result of an increase in purchases, net of sales and redemptions, of short-term investments and a decrease in proceeds from sales and redemptions of fixed-maturity investments available for sale and proceeds from redemptions of trading securities, partially offset by a decrease in purchases of fixed-maturity investments available for sale.
Financing Activities. For the nine months ended September 30, 2023, our primary financing activities impacting cash included: (i) payment of dividends and (ii) repurchases of our common stock. The decreases in these amounts were partially offset by an increase in secured borrowings, primarily to help fund the increase in net purchases of mortgage loans held for sale. See Notes 12 and 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our borrowings and share repurchases, respectively.
See “Item 1. Financial Statements (Unaudited)—Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.
Liquidity Analysis—Holding Company
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. At September 30, 2023, Radian Group had available, either directly or through unregulated subsidiaries, unrestricted cash and liquid investments of $1.0 billion. Available liquidity at September 30, 2023, excludes certain additional cash and liquid investments that have been advanced to Radian Group from its subsidiaries to pay for corporate expenses and interest payments. Total liquidity, which includes our undrawn $275 million unsecured revolving credit facility, as described below, was $1.3 billion as of September 30, 2023.
During the nine months ended September 30, 2023, Radian Group’s available liquidity increased by $101 million, due primarily to a $100 million ordinary dividend received from Radian Guaranty in each of the first three quarters of 2023, partially offset by payments for dividends and share repurchases, as described below.
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
Radian Group has in place a $275 million unsecured revolving credit facility with a syndicate of bank lenders. Subject to certain limitations, borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to our insurance subsidiaries as well as growth initiatives. At September 30, 2023, the full $275 million remains undrawn and available under the facility. See Note 12 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for additional information on the unsecured revolving credit facility.
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
We expect Radian Group’s principal liquidity demands for the next 12 months to be: (i) the payment of corporate expenses, including taxes; (ii) interest payments on our outstanding debt obligations; (iii) the payment of quarterly dividends on our common stock, which are currently $0.225 per share, and which remain subject to approval by our board of directors and our ongoing assessment of our financial condition and potential needs related to the execution and implementation of our business plans and strategies; (iv) the potential continued repurchases of shares of our common stock pursuant to share repurchase authorizations, as described below; and (v) investments to support our business strategy, including capital contributions to our subsidiaries. Liquidity demands may also include potential payments pursuant to the Parent Guarantees.
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
Share Repurchases. During the nine months ended September 30, 2023, the Company repurchased 2.8 million shares of Radian Group common stock under programs authorized by Radian Group’s board of directors, at a total cost of $70 million, including commissions. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase programs.
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
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding debt obligations. Corporate expenses and interest expense on Radian Group’s debt obligations allocated under these arrangements during the nine months ended September 30, 2023, of $122 million and $63 million, respectively, were substantially all reimbursed by its subsidiaries. We expect substantially all of our holding company expenses to continue to be reimbursed by our subsidiaries under our expense-sharing arrangements. The expense-sharing arrangements between Radian Group and its mortgage insurance subsidiaries, as amended, have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.
Taxes. Pursuant to our tax-sharing agreements, our operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if they were not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may pay to or receive from its operating subsidiaries amounts that differ from Radian Group’s consolidated federal tax payment obligation. Radian Group received $23 million of tax-sharing agreement payments from its subsidiaries during the nine months ended September 30, 2023.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Capitalization—Holding Company
The following table presents our holding company capital structure.

Capital structure

(In thousands, except per-share amounts and ratios)	September 30, 2023	December 31, 2022
Debt
Senior Notes due 2024	$450,000	$450,000
Senior Notes due 2025	525,000	525,000
Senior Notes due 2027	450,000	450,000
Deferred debt costs on senior notes	(8,313)	(11,496)
Revolving credit facility	—	—
Total	1,416,687	1,413,504
Stockholders’ equity	4,152,899	3,919,327
Total capitalization	$5,569,586	$5,332,831
Holding company debt-to-capital ratio (1)	25.4%	26.5%

Shares outstanding	155,582	157,056
Book value per share	$26.69	$24.95
(1)Calculated as carrying value of senior notes, which were issued and are owed by our holding company, divided by carrying value of senior notes and stockholders’ equity. This holding company ratio does not include the effects of amounts owed by our subsidiaries related to secured borrowings.
Stockholders’ equity increased by $234 million from December 31, 2022, to September 30, 2023. The net increase in stockholders’ equity for the nine months ended September 30, 2023, resulted primarily from our net income of $460 million, partially offset by dividends of $111 million, share repurchases of $70 million and a net increase in unrealized losses on investment securities of $64 million as a result of increases in market interest rates during the period. As of September 30, 2023, we did not expect to realize a loss for our investments in an unrealized loss position given our intent and ability to hold these investment securities until recovery of their amortized cost basis.
The increase in book value per share from $24.95 at December 31, 2022, to $26.69 at September 30, 2023, is primarily due to an increase of $2.93 per share attributable to our net income for the nine months ended September 30, 2023, partially offset by: (i) a decrease of $0.71 per share attributable to dividends and dividend equivalents and (ii) a decrease of $0.41 per share due to a net increase in unrealized losses in our available for sale securities, recorded in accumulated other comprehensive income.
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
As of September 30, 2023, our mortgage insurance subsidiaries maintained claims paying resources of $6.0 billion on a statutory basis, which consist of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves. In addition, our reinsurance programs are designed to provide additional claims-paying resources during times of economic stress and elevated losses. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Radian Guaranty’s Risk-to-capital as of September 30, 2023, was 10.6 to 1. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form. At September 30, 2023, Radian Guaranty had statutory policyholders’ surplus of $674 million. This balance includes a $697 million benefit from U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury, which mortgage guaranty insurers such as Radian Guaranty may purchase in order to be eligible for a tax deduction, subject to certain limitations, related to amounts required to be set aside in statutory contingency reserves. See Note 16 of Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” in our 2022 Form 10-K for more information.
Radian Guaranty currently is an approved mortgage insurer under the PMIERs. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. At September 30, 2023, Radian Guaranty’s Available Assets under the PMIERs financial requirements totaled $5.8 billion, resulting in a PMIERs Cushion of $1.7 billion, or 41%, over its Minimum Required Assets. Those amounts compare to Available Assets of $5.6 billion and a PMIERs cushion of $1.7 billion, or 45%, at December 31, 2022.
Our PMIERs Cushion as of September 30, 2023, includes the benefit from our reinsurance agreements through that date. In October 2023, Radian Guaranty entered into a fully collateralized reinsurance agreement with Eagle Re 2023-1 Ltd. that will reduce Radian Guaranty’s net RIF by $353 million, and is expected to reduce capital required to be held at Radian Guaranty by reducing the PMIERs Minimum Required Assets by substantially the same amount. Also in October 2023, Radian Guaranty entered into the 2023 XOL Agreement with a panel of third-party reinsurance providers that will reduce Radian Guaranty’s net RIF by $246 million, and is expected to reduce capital required to be held at Radian Guaranty by reducing the PMIERs Minimum Required Assets by substantially the same amount. After consideration of these transactions, Radian Guaranty’s excess of Available Assets over its Minimum Required Assets under PMIERs, as of September 30, 2023, would have increased from $1.7 billion to $2.2 billion, or from 41% to 63%. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on these new agreements.
Our PMIERs Cushion at September 30, 2023, also includes a benefit from the current broad-based application of the Disaster Related Capital Charge that has reduced the total amount of Minimum Required Assets that Radian Guaranty otherwise would have been required to hold against pandemic-related defaults by approximately $135 million and $200 million as of September 30, 2023, and December 31, 2022, respectively, taking into consideration our risk distribution structures in effect as of those dates. The application of the Disaster Related Capital Charge has reduced Radian Guaranty’s PMIERs Minimum Required Assets, but we expect this benefit will continue to diminish over time. See “Item 1. Business—Regulation—Federal Regulation—GSE Requirements for Mortgage Insurance Eligibility” and “Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” under “Item 1A. Risk Factors” in our 2022 Form 10-K for more information about the Disaster Related Capital Charge.
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
Aided by the positive impacts of its merger with Radian Reinsurance in December 2022, Radian Guaranty had positive unassigned surplus of $258 million as of December 31, 2022, providing Radian Guaranty with the ability to pay ordinary dividends beginning in the first quarter of 2023, subject to the preceding year’s statutory net income and other limitations under Pennsylvania’s insurance laws. As a result, Radian Guaranty paid an ordinary dividend of $100 million to Radian Group in each of the first three quarters of 2023 and maintains the ability to pay additional ordinary dividends during the remainder of 2023. Subsequent to the payment of these dividends, as of September 30, 2023, Radian Guaranty had positive unassigned surplus of $174 million. See Note 16 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for additional information on our statutory dividend restrictions and contingency reserve requirements.

Table of Contents Glossary Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Radian Guaranty is a member of the FHLB. As a member, it may borrow from the FHLB, subject to certain conditions, which include requirements to post collateral and to maintain a minimum investment in FHLB stock. Advances from the FHLB may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing for general cash management and liquidity purposes. As of September 30, 2023, there were $120 million of FHLB advances outstanding. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
homegenius
As of September 30, 2023, our homegenius segment maintained cash and liquid investments totaling $59 million, including $45 million held by Radian Title Insurance.
Title insurance companies, including Radian Title Insurance, are subject to comprehensive state regulations, including minimum net worth requirements. Radian Title Insurance was in compliance with all of its minimum net worth requirements at September 30, 2023. In the event the cash flows from operations of the homegenius segment are not adequate to fund all of its needs, including the regulatory capital needs of Radian Title Insurance, Radian Group may provide additional funds to the homegenius segment in the form of an intercompany note or other capital contribution, and if needed for Radian Title Insurance, subject to the approval of the Ohio Department of Insurance. Additional capital support may also be required for potential investments in new business initiatives to support our strategy of growing our businesses. During the nine months ended September 30, 2023, Radian Group contributed $80 million in capital support to its homegenius subsidiaries.
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
Our market risk exposures at September 30, 2023, have not materially changed from those identified in our 2022
Form 10-K.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2023, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
During the three-month period ended September 30, 2023, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Table of Contents Glossary
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
During the three months ended September 30, 2023, no equity securities of Radian Group were sold that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended September 30, 2023.

Share repurchase program

($ in thousands, except per-share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
Period
7/1/2023 to 7/31/2023	3,630	$24.88	—	$280,000
8/1/2023 to 8/31/2023	1,882,874	26.71	1,872,903	230,000
9/1/2023 to 9/30/2023	4,142	27.23	—	230,000
Total	1,890,646		1,872,903
(1)Includes 17,743 shares tendered by employees as payment of taxes withheld on the vesting of certain restricted stock awards granted under the Company’s equity compensation plans.
(2)In January 2023, Radian Group’s board of directors approved a share repurchase program authorizing the Company to spend up to $300 million, excluding commissions, to repurchase Radian Group common stock. During the three months ended September 30, 2023, the Company purchased 1.9 million shares at an average price of $26.71, including commissions, under this share repurchase program, which expires in January 2025. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase program.
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

10.1
Amendment No. 1 to Master Repurchase Agreement, dated as of July 13, 2023, by and among Goldman Sachs Bank USA, Radian Liberty Funding LLC and Radian Mortgage Capital LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated July 13, 2023, and filed on July 17, 2023).

10.2
Amendment No. 2 to Master Repurchase Agreement, dated as of September 14, 2023, by and among Goldman Sachs Bank USA, Radian Liberty Funding LLC and Radian Mortgage Capital LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated September 14, 2023, and filed on September 15, 2023).

10.3
Amendment No. 2 to Master Repurchase Agreement, dated as of September 27, 2023, between Radian Mortgage Capital LLC, Radian Group Inc. and Bank of Montreal including a fully conformed copy of the Amended MRA as Exhibit A (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated September 27, 2023, and filed on September 29, 2023).

10.4
Amendment No. 3 to Master Repurchase Agreement, dated as of October 27, 2023, by and among Goldman Sachs Bank USA, Radian Liberty Funding LLC and Radian Mortgage Capital LLC including a fully conformed copy of the Amended Master Repurchase Agreement as Exhibit A (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated October 27, 2023, and filed on November 2, 2023).

10.5
Reaffirmation, dated as of October 27, 2023, executed by Radian Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated October 27, 2023, and filed on November 2, 2023).

10.6+
Amended and Restated Employment Agreement, dated as of August 9, 2023, between Radian Group Inc. and Richard G. Thornberry (incorporated by reference to Exhibit 10.1+ of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated August 9, 2023, and filed on August 11, 2023).

10.7+
One-Time Special Performance-Based Restricted Stock Unit Grant of Special Performance-Based Restricted Stock Units made as of August 9, 2023, by Radian Group Inc. to Richard G. Thornberry (incorporated by reference to Exhibit 10.3+ of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated August 9, 2023, and filed on August 11, 2023).

31*	Rule 13a - 14(a) Certifications
32**	Section 1350 Certifications
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)
*    Filed herewith.
**    Furnished herewith.
+    Management contract, compensatory plan or arrangement

Table of Contents Glossary
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date:	November 3, 2023	/s/ SUMITA PANDIT
Sumita Pandit
Senior Executive Vice President, Chief Financial Officer

Date:	November 3, 2023	/s/ ROBERT J. QUIGLEY
Robert J. Quigley
Executive Vice President, Controller and Chief Accounting Officer