Form 10-K
period 2023-12-31
RADIAN GROUP INC
filed 2024-02-23
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,943,769,365 based on the closing sale price as reported on the New York Stock Exchange. Excluded from this amount is the value of all shares beneficially owned by executive officers and directors of the registrant. These exclusions should not be deemed to constitute a representation or acknowledgment that any such individual is, in fact, an affiliate of the registrant or that there are not other persons or entities who may be deemed to be affiliates of the registrant.
The number of shares of common stock, $0.001 par value per share, of the registrant outstanding on February 21, 2024, was 151,498,098 shares.
_______________________________
DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K Reference Document
Definitive Proxy Statement for the Registrant’s 2024 Annual Meeting of Stockholders	Part III (Items 10 through 14)

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
A number of cross-references to additional information included throughout this Annual Report on Form 10-K are also utilized throughout this report, to assist readers seeking additional information related to a particular subject.

Term	Definition

2012 QSR Agreements	Collectively, the quota share reinsurance agreements entered into with a third-party reinsurance provider in the second and fourth quarters of 2012 to cede on a combined basis a portion of NIW originated between the fourth quarter of 2011 and the fourth quarter of 2014
2016 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in the first quarter of 2016 and subsequently amended in the fourth quarter of 2017 to cede a portion of Single Premium NIW originated between January 1, 2012, and December 31, 2017
2018 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in October 2017 to cede a portion of Single Premium NIW originated between January 1, 2018, and December 31, 2019
2020 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in January 2020 to cede a portion of Single Premium NIW originated between January 1, 2020, and December 31, 2021
2022 QSR Agreement	Quota share reinsurance arrangement entered into with a panel of third-party reinsurance providers to cede, starting July 1, 2022, a portion of NIW, which includes both Recurring Premium Policies and Single Premium Policies, originated between January 1, 2022, and June 30, 2023
2023 QSR Agreement	Quota share reinsurance arrangement entered into with a panel of third-party reinsurance providers to cede, starting July 1, 2023, a portion of NIW, which includes both Recurring Premium Policies and Single Premium Policies, originated between July 1, 2023, and June 30, 2024
2023 XOL Agreement	Excess-of-loss reinsurance arrangement entered into with a panel of third-party reinsurance providers to provide reinsurance on a portion of NIW, which includes both Recurring Premium Policies and Single Premium Policies, originated between October 1, 2021, and March 31, 2022
ABS	Asset-backed securities
All Other	Radian’s non-reportable operating segments and other business activities, including: (i) income (losses) from assets held by Radian Group; (ii) related general corporate operating expenses not attributable or allocated to our reportable segments; and (iii) certain new business opportunities and other immaterial activities, the majority of which are currently activities associated with our mortgage conduit business conducted through Radian Mortgage Capital
ASU	Accounting Standards Update, issued by the FASB to communicate changes to GAAP
Available Assets	As defined in the PMIERs, assets primarily including the most liquid assets of a mortgage insurer, and reduced by, among other items, premiums received but not yet earned and reinsurance funds withheld
BMO Master Repurchase Agreement	Uncommitted Master Repurchase Agreement, dated September 28, 2022, and as amended to date, between Bank of Montreal, a Canadian Chartered bank acting through its Chicago Branch, and Radian Mortgage Capital LLC to finance Radian Mortgage Capital’s acquisition of mortgage loans and related mortgage loan assets. The termination date of the BMO Master Repurchase Agreement is currently September 25, 2024.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act signed into law on March 27, 2020
CFPB	Consumer Financial Protection Bureau
Claim Curtailment	Our legal right, under certain conditions, to reduce the amount of a claim, including due to servicer negligence
Claim Denial	Our legal right, under certain conditions, to deny a claim
Claim Severity	The total claim amount paid divided by the original coverage amount
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities

Term	Definition

COVID-19	The coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
COVID-19 Amendment	Amendment to the PMIERs effective June 30, 2020, primarily to recognize the COVID-19 pandemic as a nationwide “FEMA Declared Major Disaster” and to set forth guidelines on the application of the Disaster Related Capital Charge to COVID-19 Defaulted Loans
COVID-19 Defaulted Loans	All non-performing loans that either: (i) had an Initial Missed Payment occurring during the COVID-19 crisis period (which began on March 1, 2020, and expired as of March 31, 2021) or (ii) are subject to a forbearance plan granted in response to a financial hardship related to COVID-19
Cures	Loans that were in default as of the beginning of a period and are no longer in default primarily because payments were received such that the loan is no longer 60 or more days past due
Default to Claim Rate	The percentage of defaulted loans that are assumed to result in a claim submission
Disaster Related Capital Charge	Under the PMIERs, multiplier of 0.30 applied to the required asset amount factor for each non-performing loan: (i) backed by a property located in a FEMA Designated Area and (ii) either subject to a certain forbearance plan or with an initial default date occurring within a certain timeframe
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended
Eagle Re Issuer(s)	A group of unaffiliated special purpose insurers (VIEs) domiciled in Bermuda, comprising a series of Eagle Re entities related to reinsurance coverage issued starting in 2018
Equity Plan(s)	Radian Group Inc.’s Equity Compensation Plan(s), as updated from time to time and most recently approved by our stockholders on May 12, 2021
ERCF	Enterprise Regulatory Capital Framework, finalized in February 2022, which establishes a new regulatory capital framework for the GSEs
ESPP	The Radian Group Inc. Employee Stock Purchase Plan, as amended and restated, which was approved by our stockholders on May 9, 2018
Exchange Act	Securities Exchange Act of 1934, as amended
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FEMA	Federal Emergency Management Agency, an agency of the U.S. Department of Homeland Security
FEMA Designated Area	Generally, an area that has been subject to a disaster, designated by FEMA as an individual assistance disaster area for the purpose of determining eligibility for various forms of federal assistance
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
FICO	Fair Isaac Corporation (“FICO”) credit scores, for Radian’s portfolio statistics, represent the borrower’s credit score at origination and, in circumstances where there are multiple borrowers, the lowest of the borrowers’ FICO scores is utilized
Flagstar Master Repurchase Agreement	Uncommitted Master Repurchase Agreement, effective January 29, 2024, between Flagstar Bank N.A. and Radian Mortgage Capital to finance the acquisition of mortgage loans and related mortgage loan assets. The termination date of the Flagstar Master Repurchase Agreement is January 27, 2025.
Foreclosure Stage Defaulted Loans	Loans in the stage of default in which a foreclosure sale has been scheduled or held
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	Generally accepted accounting principles in the U.S., as amended from time to time
Goldman Sachs Master Repurchase Agreement	Uncommitted Master Repurchase Agreement, effective July 15, 2022, and as amended to date, among Goldman Sachs Bank USA, a national banking institution, Radian Liberty Funding LLC, a Delaware limited liability company, and Radian Mortgage Capital to finance the acquisition of mortgage loans and related mortgage loan assets. The termination date of the Goldman Sachs Master Repurchase Agreement is currently September 14, 2024.

Term	Definition

GSE(s)	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
HARP	Home Affordable Refinance Program
homegenius	Radian’s homegenius business segment, which offers an array of title, real estate and real estate technology products and services to consumers, mortgage lenders, mortgage and real estate investors, GSEs, real estate brokers and agents, and corporations for their employees
homegenius Real Estate	homegenius Real Estate LLC, an indirect subsidiary of Radian Group, formerly known as Red Bell Real Estate, LLC, through which we provide real estate brokerage services and other related products and services
HPA	Homeowners Protection Act of 1998
HUD	U.S. Department of Housing and Urban Development
IBNR	Losses incurred but not reported
IIF	Insurance in force, equal to the aggregate unpaid principal balances of the underlying loans
Initial Missed Payment	The first missed monthly payment, which would be reported to us as delinquent as of the last day of the month for which it was due. (For example, for a loan first reported to the approved insurer in May as having missed its payments due on April 1 and May 1, the Initial Missed Payment shall be deemed to have occurred on April 30.)
LAE	Loss adjustment expenses, which include the cost of investigating and adjusting losses and paying claims
Loss Mitigation Activity/Activities	Activities such as Rescissions, Claim Denials, Claim Curtailments and cancellations
LTV	Loan-to-value ratio, calculated as the ratio of the original loan amount to the original value of the property, expressed as a percentage
Master Policy/Policies	Radian Guaranty’s master insurance policy form(s) setting forth the terms and conditions of our mortgage insurance coverage, which are updated periodically, including in response to requirements issued by the GSEs, and filed in each of the jurisdictions in which we conduct business
Master Repurchase Agreements	The Goldman Sachs Master Repurchase Agreement, the BMO Master Repurchase Agreement, and the Flagstar Master Repurchase Agreement, collectively
Minimum Required Asset(s)	A risk-based minimum required asset amount, as defined in the PMIERs, calculated based on net RIF (RIF, net of credits permitted for reinsurance) and a variety of measures related to expected credit performance and other factors, including the impact of the Disaster Related Capital Charge
Model Act	Mortgage Guaranty Insurance Model Act, as issued by the NAIC to establish minimum capital and surplus requirements for mortgage insurers
Monthly and Other Recurring Premiums (or Recurring Premium Policies)	Insurance premiums or policies, respectively, where premiums are paid on a monthly or other installment basis, in contrast to Single Premium Policies
Monthly Premium Policies	Insurance policies where premiums are paid on a monthly installment basis
Mortgage Insurance	Radian’s mortgage insurance business segment, which provides credit-related insurance coverage for the benefit of mortgage lending institutions and mortgage credit investors, principally through private mortgage insurance on residential first-lien mortgage loans, and also offers other credit risk management solutions to our customers
MPP Requirement	Certain states’ statutory or regulatory risk-based capital requirement that the mortgage insurer must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels
NAIC	National Association of Insurance Commissioners
NIW	New insurance written, representing the aggregate original principal amount of the mortgages underlying the Primary Mortgage Insurance
NOL	Net operating loss; for tax purposes, accumulated during years a company reported more tax deductions than taxable income. NOLs may be carried back or carried forward a certain number of years, depending on various factors which can reduce a company’s tax liability.
NYDFS	New York State Department of Financial Services

Term	Definition

Parent Guarantees	Three separate parent guaranty agreements, entered into by Radian Group in connection with its mortgage conduit business, to guaranty the obligations of certain of its subsidiaries in connection with the Master Repurchase Agreements
Persistency Rate	The percentage of IIF that remains in force over a period of time
PMIERs	Private Mortgage Insurer Eligibility Requirements issued by the GSEs under oversight of the FHFA and updated by them from time to time to set forth requirements an approved insurer must meet and maintain to provide mortgage guaranty insurance on loans acquired by the GSEs
PMIERs Cushion	Under PMIERs, Radian Guaranty’s excess of Available Assets over Minimum Required Assets
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

Primary Mortgage Insurance	Insurance that provides a lender or investor protection against default on an individual mortgage loan basis, at a specified coverage percentage for each loan, pursuant to the terms of the applicable Master Policy
QM	Qualified mortgage; a mortgage that possesses certain low-risk characteristics that enable it to qualify for lender protection under the ability to repay rule instituted by the Dodd-Frank Act
QSR Program	The Single Premium QSR Program, the 2012 QSR Agreements, the 2022 QSR Agreement and the 2023 QSR Agreement, collectively
Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Group	Radian Group Inc., our insurance holding company
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group and our approved insurer under the PMIERs, through which we provide mortgage insurance products and services
Radian Liberty Funding	Radian Liberty Funding LLC, a wholly owned subsidiary of Radian Mortgage Capital
Radian Mortgage Capital	Radian Mortgage Capital LLC, a Delaware limited liability company and an indirect subsidiary of Radian Group, is a mortgage conduit formed to acquire residential mortgage loans which Radian Mortgage Capital expects to then distribute into the capital markets through private label securitizations or sell directly to mortgage investors
Radian Reinsurance	Radian Reinsurance Inc., a former Pennsylvania domiciled insurance company and subsidiary of Radian Group that was merged into Radian Guaranty in December 2022
Radian Settlement Services	Radian Settlement Services Inc., an indirect subsidiary of Radian Group, through which we provide title services
Radian Title Insurance	Radian Title Insurance Inc., an Ohio domiciled insurance company and an indirect subsidiary of Radian Group, through which we offer title insurance and settlement services
RBC States	Risk-based capital states, which are those states that currently impose a statutory or regulatory risk-based capital requirement
Reinstatements	Reversals of previous Rescissions, Claim Denials and Claim Curtailments
REO	Real estate owned
Rescission	Our legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies if we determine that a loan did not qualify for insurance
RESPA	Real Estate Settlement Procedures Act of 1974, as amended
RIF	Risk in force; for Primary Mortgage Insurance, RIF is equal to the underlying loan unpaid principal balance multiplied by the insurance coverage percentage, whereas for Pool Mortgage Insurance, it represents the remaining exposure under the agreements
Risk-to-capital	Under certain state regulations, a maximum ratio of net RIF calculated relative to the level of statutory capital
RMBS	Residential mortgage-backed securities
RSU	Restricted stock unit
SAFE Act	Secure and Fair Enforcement for Mortgage Licensing Act, as amended

Term	Definition

SAP	Statutory accounting principles and practices, including those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes due 2024	Our 4.500% unsecured senior notes due October 2024 ($450 million original principal amount)
Senior Notes due 2025	Our 6.625% unsecured senior notes due March 2025 ($525 million original principal amount)
Senior Notes due 2027	Our 4.875% unsecured senior notes due March 2027 ($450 million original principal amount)
Single Premium NIW	NIW on Single Premium Policies
Single Premium Policy / Policies	Insurance policies where premiums are paid in a single payment, which includes policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically shortly after the loans have been originated)
Single Premium QSR Program	The 2016 Single Premium QSR Agreement, the 2018 Single Premium QSR Agreement and the 2020 Single Premium QSR Agreement, collectively
SOFR	Secured Overnight Financing Rate
Stage of Default	The stage a loan is in relative to the foreclosure process, based on whether a foreclosure sale has been scheduled or held
Statutory RBC Requirement	Risk-based capital requirement imposed by the RBC States, requiring a minimum surplus level and, in certain states, a minimum ratio of statutory capital relative to the level of risk
Time in Default	The time period from the point a loan reaches default status (based on the month the default occurred) to the current reporting date
VA	U.S. Department of Veterans Affairs
VIE	Variable interest entity
XOL Program	The credit risk protection obtained by Radian Guaranty in the form of excess-of-loss reinsurance, which indemnifies the ceding company against loss in excess of a specific agreed limit, up to a specified sum. The program includes reinsurance agreements with the Eagle Re Issuers in connection with various issuances of mortgage insurance-linked notes, as well as more traditional XOL reinsurance agreements with third-party reinsurers.

Table of Contents Glossary
Cautionary Note Regarding Forward-Looking Statements
—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements are not guarantees of future performance, and the forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:
■the health of the U.S. housing market generally and changes in economic conditions that impact the size of the insurable mortgage market, the credit performance of our insured mortgage portfolio and our business prospects, including changes resulting from inflationary pressures, the higher interest rate environment and the risk of higher unemployment rates, as well as other macroeconomic stresses and uncertainties, including potential impacts resulting from geopolitical events;
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
■the effects of the ERCF, which establishes a new regulatory capital framework for the GSEs, and which, as finalized, increases the capital requirements for the GSEs, and among other things, could impact the GSEs’ operations and pricing as well as the size of the insurable mortgage market;
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
■competition in the private mortgage insurance industry generally, and more specifically: price competition in our mortgage insurance business, including the prevalence of formulaic, granular risk-based pricing methodologies that are less transparent than historical rate-card-based pricing practices; and competition from the FHA and the VA as well as from other forms of credit enhancement, such as any potential GSE-sponsored alternatives to traditional mortgage insurance;
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

Table of Contents Glossary
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
■We face risks associated with our mortgage conduit business.
■If the models used in our businesses are inaccurate, it could have a material adverse impact on our business, results of operations and financial condition.
■Actual or perceived instability in the financial services industry or non-performance by financial institutions or transactional counterparties could materially impact our business.
Risks Related to the Economic Environment
■The credit performance of our mortgage insurance portfolio is impacted by macroeconomic conditions and specific events that affect the ability of borrowers to pay their mortgages.

Table of Contents Glossary
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
■Our revolving credit facility and the Parent Guarantees we provide for the Master Repurchase Agreements to finance loan purchases in our mortgage conduit business contain covenants that are restrictive and could limit our operating flexibility. A default under our credit facility or these Parent Guarantees could trigger an event of default under the terms of our senior notes. We may not have access to funding under our credit facility when we require it.
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
■We use statistical models, including artificial intelligence and machine learning models, to assist our decision making in key areas, such as underwriting, claims and pricing, but actual results could differ materially from the model outputs and related analyses.
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

Table of Contents Glossary
PART I
Item 1. Business
General
Overview
We are a mortgage and real estate services company. We provide mortgage insurance and other products and services to the real estate and mortgage finance industries primarily through two business segments—Mortgage Insurance and homegenius. While we manage and report on our segments separately, we take an enterprise approach under our “One Radian” strategy, which leverages the value of our employees across our diversified businesses to better serve our customers.
Our Mortgage Insurance segment aggregates, manages and distributes U.S. mortgage credit risk for the benefit of mortgage lending institutions and mortgage credit investors, principally through private mortgage insurance on residential first-lien mortgage loans, and also offers other credit risk management solutions, including contract underwriting, to our customers. Our homegenius segment offers an array of title, real estate and real estate technology products and services primarily to consumers, mortgage lenders, mortgage and real estate investors, GSEs, real estate brokers and agents, and corporations for their employees.
In addition to these business segments, as an extension of our strategy to aggregate, manage and distribute U.S. mortgage credit risk, in late 2022 we began acquiring and distributing residential mortgage loans through Radian Mortgage Capital, our mortgage conduit. As of December 31, 2023, Radian Mortgage Capital’s operations are not yet material enough to constitute a reportable segment. See “All Other—Overview” for additional information on our mortgage conduit.
See Notes 1 and 4 of Notes to Consolidated Financial Statements for further details of our businesses. Also, in “Item 1A. Risk Factors,” see “Investments to grow our existing businesses, pursue new lines of business or new products and services within existing lines of business subject us to additional risks and uncertainties.”
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
In addition, among other governance-related documents, our guidelines of corporate governance, code of business conduct and ethics (which includes the code of ethics applicable to our chief executive officer, chief financial officer and chief

Table of Contents Glossary Part I. Item 1. Business
accounting officer) and the governing charters for each standing committee of Radian Group’s board of directors are available free of charge on our website, as well as in print, to any stockholder upon request.
The public may also read materials we file with the SEC, including reports, proxy and information statements, and other information, on the Internet site maintained by the SEC. The address of that site is www.sec.gov.
The above references to our website and the SEC’s website do not constitute incorporation by reference of the information contained on the websites and such information should not be considered part of this document.
Business Strategy
We are strategically focused on supporting the American dream of affordable, sustainable and equitable homeownership by delivering innovative solutions combined with superior levels of service to our customers across the residential mortgage and real estate spectrum.
Consistent with these objectives, our business strategy, as highlighted below, is focused on growing our businesses, diversifying our revenue sources and seeking to optimize our capital and liquidity, while maintaining an emphasis on risk management, human capital management, long-term profitability and growth. To help achieve these objectives, we seek to continuously improve and leverage our operational excellence and the strength of our “One Radian” brand.
Key elements of our business strategy are to expand and diversify our business and revenue streams by increasing our participation in multiple facets of the residential real estate and mortgage finance industries and to leverage data, analytics and technology as a strategic differentiator across our businesses. We continue to seek and develop new and innovative opportunities to build upon our core mortgage credit risk competencies by expanding our mortgage market presence and further diversifying our revenue streams, including through our mortgage conduit business. We are also focused on building the homegenius brand and developing our homegenius products and services across our title, real estate and real estate technology business platforms to meet increased market demand for digital products and services.

Radian’s Long-Term Strategic Objectives
■Leverage innovative business models and operational excellence to drive increased stockholder value by developing and pursuing growth opportunities across the mortgage and real estate markets:
▪Leverage our market presence and brand recognition to expand distribution of our diversified products and services across existing and new customers
▪Continue to grow the economic value of our insured mortgage portfolio by writing high-value NIW leveraging risk-adjusted pricing informed by data and analytics
▪Continue to drive improved operating performance, including through the use of data, analytics and technology as a strategic differentiator
▪Grow homegenius revenues from title, real estate and real estate technology products and services
▪Leverage our industry knowledge, core competencies and market position to expand our mortgage market presence through our secondary-market mortgage conduit
■Maintain a well-defined risk culture with a strong comprehensive enterprise risk management framework and risk/return discipline
■Manage our capital and liquidity positions to maximize stockholder value, including a focus on enhancing stockholder return and reducing risk and volatility, while also ensuring Radian Guaranty’s ongoing compliance with PMIERs and maintaining liquidity and financial flexibility to support our strategic growth and diversification plans
■Maximize the power of our Radian team by: developing our talent for future success; fostering a culture based on our values, including by ensuring an equitable and inclusive work environment; and utilizing data and analytics to adapt for the future of work/human capital management and business continuity and resilience

Table of Contents Glossary Part I. Item 1. Business
2023 Highlights
Following are highlights of the key accomplishments that contributed to our financial and operating results during 2023 in support of our long-term strategic objectives.

Key Accomplishments for 2023
■Delivered strong financial results, driven by continued favorable credit performance in our Mortgage Insurance segment, while executing upon our long-term strategy
▪Earned consolidated pretax income of $767 million and net income of $603 million, or $3.77 net income per diluted share, in 2023, compared to consolidated pretax income of $953 million and net income of $743 million, or $4.35 net income per diluted share, in 2022, impacted by a reduction in the benefit from our provision for losses from $338 million in 2022 to $43 million in 2023
▪Adjusted pretax operating income(1) was $786 million, or $3.88 per diluted share, in 2023, compared to $1.1 billion, or $4.87 per diluted share, in 2022
▪Wrote $52.7 billion of NIW, contributing to an increase in our IIF from $261.0 billion at December 31, 2022, to $270.0 billion at December 31, 2023
■Maintained a strong risk culture, as demonstrated by ongoing risk distribution strategies, disciplined and granular risk-based pricing and strategic use of data and analytics to inform decision making
▪Continued to monitor and grow the economic value of our insured mortgage portfolio by leveraging granular, risk-adjusted pricing and new technologies to identify strategies to maximize the economic value of NIW
▪Entered into the 2023 QSR Agreement with a panel of third-party reinsurance providers to cede a portion of our NIW from July 2023 through June 2024
▪Entered into two excess-of-loss reinsurance transactions, one with Eagle Re 2023-1 Ltd. and the other with a panel of third-party reinsurance providers, that collectively provide Radian Guaranty with approximately $600 million of additional credit-risk protection, enhancing our PMIERs Cushion and improving our risk profile
▪Continued to enhance our risk analytics, including customer and servicer segmentation, loss mitigation reporting, servicer dashboards and underwriting surveillance
■Further strengthened our capital and liquidity profile, while enhancing financial flexibility and returning value to stockholders
▪Repurchased 5.3 million shares in 2023 at an average share price of $25.32, including commissions
▪Increased our quarterly cash dividend by 13% from $0.20 to $0.225 per share, beginning with the dividend declared in the first quarter of 2023
▪Increased PMIERs Cushion from $1.7 billion at December 31, 2022, to $2.3 billion at December 31, 2023
▪Increased available holding company liquidity from $903 million at December 31, 2022, to $992 million at December 31, 2023
▪Radian Guaranty paid $400 million in ordinary dividends to Radian Group in 2023
▪In June 2023, Eagle Re 2019-1 Ltd. and Eagle Re 2020-1 Ltd. conducted tender offers to purchase the mortgage insurance-linked notes that supported their reinsurance agreements with Radian Guaranty, which is expected to provide Radian Guaranty with significant savings over time as a result of the tender offers and termination of the corresponding portion of the reinsurance agreements.
■Continued to prioritize the well-being and development of our people by promoting initiatives to increase inclusiveness and diversity and fostering a workplace that ensures that our employees can work in an agile manner that attracts and retains top talent
▪Evolved our hybrid working model to ensure both flexibility and meaningful connections for our workforce that is proving to be attractive to current and prospective employees, as reflected by a low voluntary turnover rate in 2023 as well as strong participation and scores in our employee engagement surveys
▪Completed annual talent reviews and succession planning for leaders throughout the Company to ensure development of our people and resiliency in our bench talent

(1)    Adjusted pretax operating income is a non-GAAP measure. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated—Use of Non-GAAP Financial Measures” for the definition and reconciliation of this measure to the most comparable GAAP measure, consolidated pretax income.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information on our results of operations and other details related to our Mortgage Insurance and homegenius businesses.

Table of Contents Glossary Part I. Item 1. Business
Mortgage Insurance
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
For new home purchases, loans subject to mortgage insurance typically are provided to first-time homeowners, and therefore, private mortgage insurance plays an important role by providing prospective first-time home buyers the opportunity to purchase their first home (and to begin to accumulate equity) without having to put down 20% of the value of the home at closing. In many cases, especially in periods of rising home prices, saving for a 20% down payment could be difficult for first-time home buyers. Private mortgage insurance also facilitates the sale of these loans in the secondary mortgage market, most of which are currently sold to the GSEs.
The performance of our Mortgage Insurance business is particularly influenced by macroeconomic conditions and specific events that impact the housing finance and real estate markets, including seasonal fluctuations and other events that impact mortgage originations and the credit performance of our mortgage insurance portfolio, most of which are beyond our control, such as housing prices, inflationary pressures, unemployment levels, interest rate changes, the availability of credit and other national and regional economic conditions. In “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” see “Overview—Current Operating Environment” and “Key Factors Affecting Our Results—Mortgage Insurance.”
Our Mortgage Insurance business is subject to comprehensive regulation by state and federal regulatory authorities and the GSEs. As the largest purchasers of conventional mortgage loans, and therefore, the main beneficiaries of private mortgage insurance, the GSEs impose eligibility requirements, known as PMIERs, that private mortgage insurers must satisfy to be approved to insure loans purchased by the GSEs. These requirements and practices, as well as those of the federal regulators that oversee the GSEs and lenders, impact the operating results and financial performance of private mortgage insurers. See “Regulation” for a comprehensive description of the significant state and federal regulations and other requirements of the GSEs that are applicable to our businesses.
Mortgage Insurance Products
Primary Mortgage Insurance
Primary Mortgage Insurance represents our most common form of mortgage insurance execution. Based on market demand, we currently are providing Primary Mortgage Insurance on an individual loan basis as each mortgage is originated, but we also have the ability to provide Primary Mortgage Insurance on individual loans in an aggregate group of mortgages after they have been originated. We mainly write Primary Mortgage Insurance in a “first loss” position, where we are responsible for the first losses incurred on an insured loan subject to a policy limit. See “Mortgage Insurance Portfolio Characteristics—Mortgage Loan Characteristics.”
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
Primary Mortgage Insurance provides protection against mortgage defaults at a specified coverage percentage. When there is a valid claim under Primary Mortgage Insurance, our maximum liability typically is determined by multiplying the claim amount, which consists of the unpaid loan principal, plus past due interest and certain expenses associated with the default, by the coverage percentage. Depending on the circumstances, claims may be settled for the maximum liability or for other amounts. See “Defaults and Claims—Claims Management.” Although the Primary Mortgage Insurance we write protects the insured parties from a portion of losses resulting from mortgage defaults, it generally does not provide protection against property loss or physical damage, including damage caused by hurricanes or other severe weather events or natural disasters.
We wrote $52.7 billion and $68.0 billion of first-lien Primary Mortgage Insurance in 2023 and 2022, respectively. After taking into consideration insurance cancellations and other adjustments within our existing portfolio, our 2023 NIW resulted in IIF of $270.0 billion at December 31, 2023, compared to $261.0 billion at December 31, 2022. Our total direct Primary

Table of Contents Glossary Part I. Item 1. Business
Mortgage Insurance RIF was $69.7 billion at December 31, 2023, compared to $66.1 billion at December 31, 2022. For additional information, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” see “Mortgage Insurance Portfolio—New Insurance Written” and “Insurance and Risk in Force.”
Other Mortgage Insurance Products
GSE Credit Risk Transfer. In the past, we participated in credit risk transfer programs developed by the GSEs as part of their programs to further distribute mortgage credit risk and increase the role of private capital in the mortgage market. These programs transfer additional credit risk on an excess-of-loss basis to insurance and reinsurance providers on pools of mortgage loans, which may contain loans that are already covered by private mortgage insurance.
After consideration of the collateral and capital required by the GSEs to support this RIF and based on our view of the projected returns on this business, we discontinued our participation in new credit risk transfer transactions from the GSEs in 2021. This business was conducted through our subsidiary, Radian Reinsurance, which in December 2022 novated all of its RIF related to credit risk transfer transactions to an unaffiliated third-party reinsurer and merged with Radian Guaranty. As a result of the novation, we have had no RIF under these credit risk transfer transactions since December 2022. In the future, our business strategy could again include participating in the GSEs’ credit risk transfer programs or providing other credit risk management solutions, subject to our views on projected business returns and other conditions.
Pool Mortgage Insurance. Prior to 2008, we wrote Pool Mortgage Insurance on a limited basis. At December 31, 2023, our total direct first-lien Pool Mortgage Insurance RIF was $226 million, as compared to $240 million at December 31, 2022, and represented less than 1% of our total direct first-lien insurance RIF. Our Pool Mortgage Insurance policies were privately negotiated and are separate from the Master Policies that we use for our Primary Mortgage Insurance. Subject to market demand, we could once again provide Pool Mortgage Insurance in the future.
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
We use this economic value to assist us in evaluating various portfolio strategies and identifying opportunities to grow the economic value of our insured portfolio. Consistent with this strategy, our premium rates are based on a broad range of factors, including our cost of capital, competitive market conditions and the borrower, loan and property characteristics discussed above.
Premiums on our mortgage insurance products generally are written on either: (i) a recurring basis, which can be monthly or annual premiums, pursuant to our Monthly and Other Recurring Premium Policies or (ii) as a single premium generally paid at the time of loan origination pursuant to our Single Premium Policies. We also offer products where premiums are paid as a combination of an up-front premium at origination, plus a monthly installment. In addition, premiums may include a refundable component to be paid upon insurance cancellation. While the majority of our policies terminate when certain criteria are met, such as prescribed LTV levels, some of our products provide coverage for the life of the loan, subject to certain conditions. There are many factors that influence the types of premiums we receive, including, among others: (i) the preference of customers with whom we do business and (ii) the relative premium levels we and our competitors set for the various forms of premiums offered.
Mortgage insurance premiums can be funded through a number of methods, and while the coverage remains for the benefit of the insured lender or third-party beneficiary, the premiums may be paid by the borrower or by the lender. Borrower-paid Monthly and Other Recurring Premiums are generally paid to us as part of the borrower’s monthly mortgage payment, while borrower-paid premiums under our Single Premium Policies are paid to us at the time of closing on the home purchase. Lender-paid mortgage insurance premiums are paid by the lender and are typically passed through to the borrower in the form of a higher interest rate on the mortgage note.
The premium rates on a majority of our Monthly and Other Recurring Premium Policies were established as a fixed percentage of the initial loan balance for a set period of time (typically 10 years), after which the premium generally declines to

Table of Contents Glossary Part I. Item 1. Business
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
The transition away from a predominantly standard rate-card based pricing model to the use of “black box” pricing frameworks throughout the mortgage insurance industry provides a more dynamic pricing capability that allows for more frequent pricing changes that can be implemented quickly and has contributed to a reduction in overall pricing transparency. Further, in addition to the growing proliferation of “black box” pricing, industry pricing practices in recent years have also included an increased use of customized rate plans for certain customers, pursuant to which rates may be awarded to certain customers based on a number of factors for only a limited period of time. With the increased prevalence of granular, “black box” pricing and the greater uniformity of master policy terms throughout the industry, pricing has become the predominant competitive market factor for private mortgage insurance, and an increasing number of customers are making their choice of mortgage insurance providers primarily based on the lowest price available for any particular loan.
We offer a spectrum of risk-based pricing solutions for our customers. This approach represents a continuation of our strategy to pursue multiple pricing delivery options that are best suited to a lender’s loan origination process and balanced with our own objectives for managing our volume of NIW and the economic value derived from our mortgage insurance portfolio. In “Item 1A. Risk Factors” see “Our mortgage insurance business faces intense competition.”
Underwriting
Mortgage loan applications are underwritten to determine whether they are eligible for our mortgage insurance. We perform this function directly or, alternatively, we delegate to our approved lenders the ability to underwrite the mortgage loans on our behalf.
Delegated Underwriting. Through our delegated underwriting program, we approve lenders to underwrite mortgage loan insurance applications based on our mortgage insurance underwriting guidelines. Each lender participating in the delegated underwriting program must be approved by our risk management group. Utilization of our delegated underwriting program enables us to meet lenders’ demands for immediate decisions on mortgage insurance coverage and increases the efficiency of their underwriting process. We use quality control sampling and performance monitoring to manage the risks associated with delegated underwriting. Under the terms of the program, we have certain rights to rescind coverage if there has been a deviation from our underwriting guidelines. For a discussion of these limited Rescission rights, see “Defaults and Claims—Claims Management—Rescissions.” As of December 31, 2023 and 2022, 71% and 70%, respectively, of our total first-lien IIF had been underwritten on a delegated basis.
Non-Delegated Underwriting. Approved lenders may submit mortgage loan applications to us so that we may perform the mortgage insurance underwriting. Some customers prefer our non-delegated underwriting program because we assume responsibility for underwriting the mortgage insurance and, subject to the terms of our Master Policies, generally have less ability to rescind coverage if there is an underwriting error. To improve efficiency in our underwriting process, we leverage loan application data and analytics to categorize mortgage insurance applications based on credit risk and underwriting complexity, which allows us to ensure a heightened focus on the higher-risk, complex applications. We also use quality control sampling, loan performance monitoring and training to manage the risks associated with our non-delegated underwriting program. As of December 31, 2023 and 2022, 25% and 26%, respectively, of our total first-lien IIF had been underwritten on a non-delegated basis.
Contract Underwriting. We also provide third-party contract underwriting services to our mortgage insurance customers pursuant to which we underwrite the mortgage loan for compliance with investor guidelines which, if necessary, may be separate from or in addition to underwriting for our mortgage insurance eligibility. Generally, we offer limited indemnification to our contract underwriting customers. To manage the risks associated with contract underwriting, we train our underwriters, require them to complete continuing education and routinely audit performance to monitor the accuracy and consistency of underwriting practices. As of both December 31, 2023 and 2022, 4% of our total first-lien IIF had been underwritten through contract underwriting.
Mortgage Insurance Portfolio Characteristics
Direct Risk in Force
Exposure in our mortgage insurance business is measured by RIF, which for Primary Mortgage Insurance is equal to the unpaid principal balance of the loan multiplied by our insurance coverage percentage. See “Item 7. Management’s Discussion

Table of Contents Glossary Part I. Item 1. Business
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
■the characteristics of the loans insured, including but not limited to the amount of equity borrowers have in their properties, the borrowers’ credit characteristics, the size of the loans and the age and performance history of the loans;
■the geographic dispersion and other characteristics of the properties securing the insured loans, such as the primary purpose of the properties and the condition of local housing markets, including whether the properties are increasing or decreasing in value over time;
■the quality of loan underwriting and servicing; and
■the number of borrowers and credit characteristics of the borrower(s).
Persistency Rate
The Persistency Rate, which measures the percentage of IIF that remains in force over a period of time, has a significant impact on our revenues and our results of operations. Because premiums on our Recurring Premium Policies are earned over time, higher Persistency Rates on these policies increase the premiums we receive and generally result in increased profitability and returns. Conversely, assuming all other factors remain constant, higher Persistency Rates on Single Premium Policies lower the overall returns on these products, as the premium revenue for our Single Premium Policies is received near the time the loan is originated and is the same regardless of the actual life of the insurance policy.
The Persistency Rate incorporates the impact that policy cancellations have on our IIF. Provided that all required premiums are paid, coverage for a loan under our Master Policy generally will be canceled on the first of the following to occur: (i) the loan insured under the certificate is paid in full, including in the event of a refinance transaction; (ii) we settle a claim with respect to the certificate; (iii) we act upon the insured’s or its servicer’s instruction to cancel coverage under the certificate, including as may be required by the HPA or pursuant to GSE guidelines; (iv) the term of coverage expires under the premium plan or upon the terms specified in the certificate; or (v) we cancel or rescind coverage or deny a claim under the certificate. For more information, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” see “Key Factors Affecting Our Results—Mortgage Insurance—IIF and Related Drivers” and “Mortgage Insurance Portfolio—Insurance and Risk in Force.”
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
Geographic Dispersion
Radian Guaranty is authorized to write mortgage insurance in all 50 states, the District of Columbia and Guam. We have a geographically diversified mortgage insurance portfolio, and we proactively monitor the portfolio for concentration risks at both the state level and metropolitan area level known as Core Based Statistical Areas (“CBSAs”). As of December 31, 2023, our largest state concentration was in Texas, which represented 10.0% of RIF, and our largest CSBAs concentration was the New York-Newark-Jersey City metropolitan area, which represented 5.3% of RIF. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Mortgage Insurance Portfolio—Insurance and Risk in Force—Geographic Dispersion” for additional information about the geographic dispersion of our direct Primary Mortgage Insurance.
In “Item 1A. Risk Factors,” also see “The credit performance of our mortgage insurance portfolio is impacted by macroeconomic conditions and specific events that affect the ability of borrowers to pay their mortgages” and “Climate change and extreme weather events could adversely affect our businesses, results of operations and financial condition.”
Mortgage Loan Characteristics
In addition to geographic dispersion, factors that contribute significantly to our overall risk diversification and the credit quality of our RIF include, among others, the factors affecting the credit performance of our mortgage insurance portfolio, as discussed above under “Direct Risk in Force,” as well as our mix of mortgage insurance products, the quality of loan underwriting and our risk management practices. In evaluating the credit quality of our portfolio and assessing our risk of loss, as well as in developing our pricing and risk management strategies, we consider a number of borrower, loan and property characteristics, including LTV and FICO score, as well as a number of other loan and property characteristics, including,

Table of Contents Glossary Part I. Item 1. Business
without limitation, debt-to-income ratio, average loan size, property type, occupancy type, loan type and term, loan purpose and number of borrowers. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Mortgage Insurance Portfolio” for additional information about the credit quality and characteristics of our direct Primary Mortgage Insurance.
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
Following the outbreak of the COVID-19 pandemic, a number of governmental efforts to implement programs designed to assist individuals and businesses impacted by the COVID-19 virus affected the defaults in our mortgage insurance portfolio, which increased significantly in 2020 but have since declined. These efforts included the CARES Act which provided that, upon request by borrowers of federally backed mortgage loans who attested to financial hardship related to the pandemic, including with respect to loans purchased by the GSEs, mortgage servicers were required to provide these borrowers with up to 180 days forbearance on their mortgage payments (which could be extended for an additional 180 days upon request) without requiring validation by the borrowers of their hardship. While the GSEs adopted temporary changes to their servicing policies to incorporate COVID-19-related forbearance plan flexibilities, in November 2023, the GSEs began the phased retirement of these servicing policies, including discontinuing new enrollments of COVID-19-related forbearance plans, and are reverting to the pre-COVID-19 policies as specified in their servicing guides. As of December 31, 2023, 24% of our primary loans in default remain in a COVID-19-related forbearance program. See “Regulation—Federal Regulation—CARES Act and GSE COVID-19 Forbearance.”
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
In our first-lien Primary Mortgage Insurance business, in order to submit a claim, the insured must first either acquire title to the property (typically through a foreclosure proceeding) or we must approve a third-party sale of the property. The time for a lender to acquire title to a property through foreclosure varies depending on the state, and in particular whether a state requires a lender to proceed through the judicial system to complete the foreclosure. Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, except during periods of economic distress, we have experienced relatively few claims during the first two years following issuance of a policy.
Following the onset of the COVID-19 pandemic, the average time for us to receive a claim increased as a result of COVID-19-related relief programs discussed above, along with temporary foreclosure and eviction moratoriums for residential mortgagors with certain federally or GSE-backed mortgages that were required under the CARES Act. Even as COVID-19 forbearances end, federal law requires servicers to discuss other forbearance and loss mitigation options with their borrowers and afford additional protections to borrowers before their loans are referred to foreclosure which is also impacting the length of time for us to receive a claim. Although these moratoriums have now expired, they have significantly impacted the claims process since 2020 by preventing the procedural steps necessary for a claim under our insurance policies to be filed. While foreclosure filings have resumed, foreclosure activity remains lower than it was prior to the COVID-19 pandemic. In “Item 1A. Risk Factors,” see “If the estimates we use in establishing mortgage insurance loss reserves are incorrect, we may be required to take unexpected charges to income, which could adversely affect our results of operations.”
For Pool Mortgage Insurance, which represents less than 1% of our RIF at December 31, 2023, our policies typically require the insured to not only acquire title to the property, but also to actively market and ultimately liquidate the property before filing a claim, which generally lengthens the time between a default and a claim submission.
In addition to claim volume, Claim Severity is another significant factor affecting losses. We calculate the Claim Severity by dividing the claim paid amount by the original coverage amount. Factors that impact the severity of a claim include, but are not limited to, the size of the loan, the amount of mortgage insurance coverage placed on the loan, the amount of time

Table of Contents Glossary Part I. Item 1. Business
between default and claim during which we are expected to cover certain interest (capped at three years under our recent Master Policies and capped at two years under our Master Policies prior to 2014) and expenses, and the impact of our Loss Mitigation and other loss management activities with respect to the loan.
Home price appreciation as well as pre-foreclosure sales, acquisitions and other early workout efforts help to reduce overall Claim Severity, as do actions we may take to reduce a claim payment due to servicer negligence, as discussed below in “Claims Management.” See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—Year Ended December 31, 2023, Compared to Year Ended December 31, 2022—Expenses—Provision for Losses.”
Claims Management
Our claims management process is focused on analyzing and processing claims to ensure that we pay valid claims in accordance with our policies. Our mortgage insurance claims management department pursues opportunities to mitigate losses both before and after claims are received.
In our mortgage insurance business, upon receipt of a valid claim, we have a range of settlement options for calculating the claim amount (also referred to as calculated loss), as set forth in our Master Policies. We can settle a valid claim with the “Percentage Option” by paying the maximum liability and allowing the insured lender to keep title to the property. For this purpose, the maximum liability is determined by multiplying (x) the claim amount (which consists of the unpaid loan principal, plus past due interest for a period of time specified in our Master Policies, plus certain expenses associated with the default, and minus certain deductions) by (y) the applicable coverage percentage. We also have the following alternative settlement options under our Master Policies:
(i)Third-Party Sale/Approved Sale Option: Subject to any reduction provided for in our Master Policies, we may pay the claim amount (not to exceed the lender’s entire loss or our maximum liability under the Percentage Option) by taking into account the net proceeds received by the lender following an approved sale, including a “short sale” or “deed-in-lieu” transaction;
(ii)Acquisition Option: Subject to any reduction provided for elsewhere in our Master Policies, we may pay the entire claim amount (as described above but without application of the coverage percentage) and acquire good and marketable title to the property; or
(iii)Anticipated Loss Option: In certain circumstances, as outlined in our Master Policies, this claim settlement option is primarily based on the claim amount minus the net proceeds we reasonably anticipate would be generated if the property, in its original condition on the effective insurance commitment date, reasonable wear and tear excepted, were sold to a third party for fair market value.
Approved sales in which the underlying property has been sold for less than the outstanding loan amount are commonly referred to as “short sales.” Although short sales could have the effect of reducing our ultimate claim obligation, in many cases, notwithstanding the short sale, we will continue to be obligated to pay a claim in an amount that is equal to the maximum liability amount under the Percentage Option.
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
■responses to loss mitigation opportunities presented by the insured and/or servicer; and
■management and disposal of acquired real estate.

Table of Contents Glossary Part I. Item 1. Business
Radian Guaranty has entered into a Factored Claim Administration Agreement with Fannie Mae that applies to certain loans owned by Fannie Mae that were insured under our Master Policies for which a claim is submitted on or after October 1, 2018. Pursuant to the agreement, for the loans subject to the agreement, Radian Guaranty will determine the amount of covered expenses forming part of a loss (other than unpaid principal balance and delinquent interest) using agreed upon model-based expense factors. The expense factors are based on certain characteristics of each covered loan, including the unpaid principal balance at the time of default, property type and location, and property disposition.
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
If, after multiple requests by us, the loan origination file or other servicing documents are not provided to us, we generally deny the claim. If we deny a claim, we may continue to allow the insured the ability to perfect the claim for a limited period of time, as specified in our Master Policies. If the insured successfully perfects the claim on a timely basis, we will process the claim, including, as appropriate, by conducting a review of the loan file to ensure that underwriting and loan servicing were conducted properly.
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
If we rescind coverage based on a determination that a loan did not qualify for insurance, we provide the insured with a period of time to challenge or rebut our decision. If a rebuttal to our Rescission is received and the insured provides additional information supporting the continuation (i.e., non-rescission) of coverage, we will re-evaluate our original determination. If the additional information supports the continuation of coverage, the insurance is reinstated and if there is a claim, it proceeds to the next step in our claims review process. Otherwise, if we determine that the loan did not qualify for coverage, the insurance policy is rescinded (and we issue a premium refund under the terms of our Master Policies), and we consider the Rescission to be final and resolved. Although we may make a final determination internally with respect to a Rescission, it is possible that a legal challenge to our decision to rescind coverage may be brought after we have rescinded coverage during a period of time that is specified under the terms of our Master Policies.
We have incorporated provisions into our Master Policies since 2014 that generally provide Rescission relief based on the number of months that borrowers remain current on their mortgage loans. As a consequence, our rights to conduct Loss Mitigation Activity involving Rescission as a remedy generally are more limited under these Master Policies as compared to our prior Master Policies. Our more recent Master Policies continue to include certain life-of-loan reservation of Rescission rights specified in the Master Policy, including fraud and certain patterns of fraud. In “Item 1A. Risk Factors,” see “Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our businesses.”
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

Table of Contents Glossary Part I. Item 1. Business
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
homegenius
Overview
Our homegenius businesses are comprised of title, real estate and real estate technology products and services. Through this business segment, we offer an array of products and services to market participants across the real estate value chain, which primarily include consumers, mortgage lenders, mortgage and real estate investors, GSEs, real estate brokers and agents, and corporations for their employees. We believe that the combination of this broad set of products and services, together with our mortgage credit products and solutions offered by our other businesses, is unique and positions us to satisfy the multiple needs of our customers while serving as a more valuable business partner.
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
Products and Services Offered
Title
As a national title underwriter, we provide a comprehensive suite of insurance and non-insurance title and real estate settlement services to mortgage lenders, mortgage investors and the GSEs as well as directly to consumers for residential mortgage loans. To date, our primary source of new title policies has been for refinance transactions and, as such, beginning in the second quarter of 2022 we experienced a significant decrease in new title policies due to the industrywide decrease in refinance volumes resulting from inflationary pressures and the higher interest rate environment. More recently, we have increased our focus on expanding our title service offerings to focus on residential purchase, REO and home equity transactions.
Title insurance is a contract of indemnity for losses stemming from a covered defect in title to real property, such as adverse ownership interests, liens, or other encumbrances, that predates the policy and is not otherwise excluded or excepted from coverage.
Losses on policies occur in the form of claims payouts and/or the cost of defending or establishing title. Title claims may arise from a number of factors, such as title search and examination errors, fraud, forgery, incorrect legal descriptions, and failure to identify existing liens. Subject to certain conditions, title insurers generally are also responsible for the cost of defending the insured in litigation alleging covered title defects, regardless of the merits of the allegations.
Real Estate
We provide our customers with real estate asset management services. These services include:
■managing REO properties owned primarily by financial institutions and mortgage investors;

Table of Contents Glossary Part I. Item 1. Business
■providing a full range of services for the benefit of the single-family rental asset class, which includes entities purchasing or building properties and employing a “rent-to-own” and “build-to-rent” business strategy, including by facilitating the property valuation and diligence services needed to support single-family rental warehouse lending and securitization activity; and
■offering a web-based asset management workflow solution to assist our customers in managing REO assets, rental properties, due diligence for bulk acquisitions, loss mitigation efforts and short sales.
In addition, through our licensed real estate broker subsidiary, homegenius Real Estate, we also provide a suite of real estate valuation products and services to lenders, servicers, investors and GSEs, including broker price opinions (i.e., price estimates on properties provided by real estate brokers familiar with a particular market) and various technology-enabled valuations.
Real Estate Technology
In addition to the services described above, we have developed a proprietary real estate technology platform to provide to lenders, real estate brokerages and corporate employers, in each case for the benefit of their customers, potential customers or employees, which is offered primarily through our licensed real estate broker subsidiary, homegenius Real Estate. This platform delivers a configurable experience designed to engage and support consumers across the real estate lifecycle.
These digital services and solutions include: national home search capabilities using unique data and photo search experiences; interactive valuation estimates; title services; a service to match interested homebuyers with local real estate agents; and ongoing interactions subsequent to home purchase, including consideration of home equity lending options.
Revenue Drivers
Our homegenius segment is dependent upon overall activity in the mortgage finance and real estate markets, as well as the overall health of the related industries. Due, in part, to the transactional nature of the business, revenues for our homegenius segment are subject to fluctuations from period to period, including fluctuations that reflect the seasonal volume fluctuations in these markets. Sales volume is also affected by the number of competing companies and alternative products offered in the market. In “Item 1A. Risk Factors,” see “We are exposed to risks associated with our homegenius businesses that could negatively affect our results of operations and financial condition.”
We earn net premiums on title insurance written by Radian Title Insurance. For our other homegenius offerings, we primarily use fixed-price contracts, pursuant to which we agree to perform the specified services and deliverables for a pre-determined per-unit price or ongoing service fee. For a portion of our real estate asset management services, we also utilize percentage-of-sale contracts, under which we are paid a contractual percentage of the sale proceeds upon the sale of each property.
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
All Other
Overview
All Other activities include: (i) income (losses) from assets held by Radian Group, our holding company; (ii) related general corporate operating expenses not attributable or allocated to our reportable segments; and (iii) certain new business opportunities and other immaterial activities, the majority of which are currently activities associated with our mortgage conduit business conducted through Radian Mortgage Capital.
In 2022, we launched Radian Mortgage Capital to expand our capabilities to participate in the mortgage market to aggregate, manage and distribute residential credit risk. Radian Mortgage Capital, a mortgage conduit, acquires residential mortgage loans with the intention of then either selling the loans directly to mortgage investors, including the GSEs, or distributing them into the capital markets through private label securitizations, with the option to retain and manage structured components of the underlying credit risk. Radian Mortgage Capital is licensed in 49 states and the District of Columbia and positioned to purchase and hold residential mortgages and servicing rights on a nationwide basis.
In light of current market conditions, we have been measured in our approach with our mortgage conduit. Radian Mortgage Capital purchased $221 million and $4 million of mortgage loans during 2023 and 2022, respectively, and, to date, has only executed the distribution of loans through whole loan sales. Subject to market conditions, Radian Mortgage Capital

Table of Contents Glossary Part I. Item 1. Business
also expects to distribute the loans into the capital markets through private label securitizations in the future. As of December 31, 2023 and 2022, Radian Mortgage Capital owned $33 million and $4 million, respectively, of mortgage loans held for sale. See Note 7 of Notes to Consolidated Financial Statements for additional details.
See Note 4 of Notes to Consolidated Financial Statements for additional information regarding the basis of our segment reporting, including the related allocations.
Competition
Mortgage Insurance
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
For Radian, customer service also includes our ability to offer products and services through our other businesses that are relevant to our mortgage insurance customers and complement our mortgage insurance products.
Pricing has always been competitive in the mortgage insurance industry, but as discussed under “Mortgage Insurance—Pricing,” with the increased prevalence of granular, “black box” pricing and custom rate cards, and the greater uniformity of master policy terms throughout the industry, pricing has become the predominant competitive market factor for private mortgage insurance. We monitor various competitive and economic factors while seeking to enhance the long-term value of our mortgage insurance portfolio by balancing credit risk, profitability, and volume and capital considerations in developing our pricing strategies.
We establish our premium rates and seek to write a mix of business to manage the risk/return profile and maximize the long-term economic value of our mortgage insurance portfolio, taking into consideration the competitive environment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage Insurance—Premiums.” Based on publicly available information, we estimate that our share of NIW within the private mortgage insurance market was approximately 19% for 2023.
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
We believe that better execution for borrowers with higher FICO scores, in conjunction with the preference of certain lenders to execute through the GSEs, have served as competitive advantages for private mortgage insurance as compared to FHA insurance. The FHA’s share of the total insured mortgage market (which includes FHA, VA and private mortgage insurers) was reported to be 34% in 2023, compared to 27% in 2022. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage Insurance—NIW and Related Drivers.”
In February 2023, the FHA reduced its annual mortgage insurance premium by 0.30% for most new borrowers. While this pricing change did not have a material impact on our NIW volumes, the FHA could institute further pricing changes in the future, including additional changes to its annual premiums, a reduction in its upfront premiums and/or the elimination of the life-of-loan premium requirement for most FHA insured loans. It is uncertain if and when the FHA may pursue any additional pricing or other actions and what form they may take; however, any change that would improve FHA execution compared to execution through the GSEs with private mortgage insurance could negatively impact our NIW volume.

Table of Contents Glossary Part I. Item 1. Business
If the competitive position of the FHA is enhanced, it could have a negative effect on our ability to compete with the FHA. See “Regulation—Federal Regulation—Housing Finance Reform and the GSEs’ Business Practices” for a discussion of factors that could enhance the FHA’s competitive position relative to private mortgage insurance.
We also face competition from the VA. Based on publicly available information, the VA’s share of the total insured mortgage market was 22% in 2023, compared to 25% in 2022. We believe that the VA remains a strong participant in the overall market because of the number of borrowers that are eligible for the VA’s program, and because the VA insures 100% LTV loans, which is unavailable through private mortgage insurance and the FHA, and charges a one-time funding fee that can be included in the loan amount with no separate monthly payment.
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
In “Item 1A. Risk Factors,” see “Our mortgage insurance business faces intense competition.”
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
Significant competitors for our homegenius businesses include:
Title. The market for traditional title services is highly concentrated among four large companies with national scope: Fidelity National Financial, Inc.; First American Financial Corporation; Old Republic International Corporation; and Stewart Information Services Corporation. In addition, we compete with smaller national title service providers and a host of additional regional providers. In addition, the introduction of alternatives to traditional title insurance into the market such as the offering of attorney opinion letters in lieu of traditional title policies, which is being accepted by the GSEs, subject to certain conditions, could provide additional competition in the future. See “Regulation—Federal Regulation—Housing Finance Reform and the GSEs’ Business Practices” for additional information.
Real Estate and Real Estate Technology. Real estate technology and software companies such as: Ice Mortgage Technology; ClearCapital.com, Inc.; CoreLogic, Inc.; HouseCanary, Inc.; and Xome Inc.
Across all business lines in our homegenius segment, we believe we compete on the basis of technology, data access, industry expertise, price, service levels and relationships.
Customers
Mortgage Insurance
The principal customers of our mortgage insurance business are mortgage originators such as mortgage bankers, commercial banks, savings institutions, credit unions and community banks.
We actively monitor our customer concentration and regularly engage in efforts to diversify our customer base; however, the increasing use of custom rate cards for individual lenders in the mortgage insurance marketplace has increased the likelihood that a significant portion of NIW volume generated in any given period may be attributable to one or more customers. Our largest single mortgage insurance customer (including branches and affiliates) measured by NIW, accounted for 8% of NIW during 2023, compared to 8% and 14% in 2022 and 2021, respectively. The percentage of NIW generated by our top 10 customers was 34% in 2023. No single customer contributed earned premiums that accounted for more than 10% of our consolidated revenues in 2023, 2022 or 2021. In “Item 1A. Risk Factors,” see “Our NIW and franchise value could decline if we lose business from significant customers.”

Table of Contents Glossary Part I. Item 1. Business
homegenius
We have a broad range of customers in our homegenius segment, including many of our Mortgage Insurance customers, due to the products and services we offer across the mortgage and real estate value chain. Our principal customers (non-affiliated) are:
■Mortgage originators such as mortgage bankers, commercial banks, savings institutions, credit unions and community banks;
■Aggregators, issuers and investors in RMBS, whole loans and other mortgage-related debt instruments, including the GSEs, private equity and hedge funds, real estate investment trusts and investment banks;
■Single-family rental warehouse lenders, owner/operators, builders, capital markets institutional investors and securitization issuers;
■Mortgage servicers;
■Real estate brokers and agents;
■Corporations for their employees; and
■Consumers.
Our customers include many of the largest financial institutions and participants in the mortgage sector and, as such, our services revenue is concentrated among our largest customers. For the year ended December 31, 2023, the top 10 homegenius customers generated approximately 56% of the homegenius segment’s services revenue.
Sales and Marketing
Our sales and marketing efforts are focused on establishing, maintaining and growing valuable customer relationships. Given the range of solutions we offer across our businesses, our sales strategy includes seeking opportunities to expand our relationships with our existing customer base as well as with new customers. We have a core team of account managers who sell all products and solutions across our businesses, as well as sales teams with subject matter expertise in particular services and the related needs of the customers we serve.
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
Our approach to selling our products across our mortgage and real estate services businesses is intended to strengthen our relationships with customers, attract new customers and enhance our ability to compete.
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

Table of Contents Glossary Part I. Item 1. Business

Internal investment policy guidelines

NAIC Designation	Ratings Equivalent	Internal Policy
1	“A-” and above	At least 75% of the portfolio Fair Value
2	“BBB+” to “BBB-”	Not more than 25% of portfolio Fair Value
3 to 6	“BB+” and below	Not more than 10% of portfolio Fair Value
Our portfolio has been constructed to maximize long-term expected returns while maintaining an acceptable risk level. Our investment objectives are to utilize appropriate risk management oversight to optimize after-tax returns, while preserving capital. We calibrate the level of our short-term investments based on our overall investment portfolio duration, risk appetite and expected short-term cash requirements. In “Item 1A. Risk Factors,” see “Our success depends, in part, on our ability to manage risks in our investment portfolio.”
Our investment policies and strategies are subject to change, depending on business needs, current and potential future regulatory requirements, economic and market conditions and our then-existing or anticipated financial condition and operating requirements, including our current and future tax positions. The investments held at our insurance subsidiaries are subject to insurance regulatory requirements applicable to such insurance subsidiaries and investments held by Radian Guaranty are subject to the PMIERs. For example, insurance regulatory requirements address the types of assets that may be reported as admitted assets for statutory reporting purposes and limit how a mortgage insurer may invest its contingency reserve, and the PMIERs specify which type of assets are eligible to be counted as Available Assets. See “Regulation—Federal Regulation—GSE Requirements for Mortgage Insurance Eligibility.”
Oversight responsibility of our investment portfolio rests with management, and allocations are set by periodic asset allocation studies, calibrated by risk and after-tax return considerations. The risks we consider include, among others, duration, convexity, liquidity, market, sector, structural, interest rate and credit risks. As of December 31, 2023, we internally managed 10% of the investment portfolio (the portion of the portfolio largely consisting of U.S. Treasury securities, money market funds, equities, mortgage insurance-linked notes and other mortgage related assets, and certain exchange-traded funds), with the remainder primarily managed by three external managers. External managers are selected by management based primarily upon their ability to meet our investment goals and objectives, based upon factors such as historical returns and the stability of their management teams. Management’s selections of external managers are presented to, approved and monitored by the Finance and Investment Committee of our board of directors.
At December 31, 2023, our investment portfolio, including securities loaned to third-party borrowers under securities lending agreements, had a cost basis of $6.7 billion and a carrying value of $6.3 billion. At December 31, 2023, 95% of our investment portfolio was rated investment grade. The weighted-average duration of the assets in our investment portfolio as of December 31, 2023, was 4.1 years. For additional information about our investment portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investment Portfolio,” as well as Notes 5 and 6 of Notes to Consolidated Financial Statements.
Although managed separately from the investment portfolio discussed above, beginning in 2022, we also purchase mortgage loans for resale in our mortgage conduit. See “All Other—Overview” and Note 7 of Notes to Consolidated Financial Statements for additional information on this business. In “Item 1A. Risk Factors,” see also “We face risks associated with our mortgage conduit business.”
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

Table of Contents Glossary Part I. Item 1. Business
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
The board as a whole or through its Risk Committee and other standing committees, regularly meets with management to receive reports related to, among other risk-related items: (i) our Enterprise Risk Management (“ERM”) function regarding the most significant risks we are facing, and the steps being taken to assess, manage and mitigate those risks; (ii) our information security function regarding cybersecurity-related risks and our efforts to mitigate such risks; and (iii) our compliance programs and our efforts to embed a culture of compliance throughout the organization to encourage ethical behavior and mitigate risks of regulatory non-compliance. The full board further considers current and potential future strategic risks as part of its annual strategic planning session with management.
Executive Management
Our senior executive management team regularly monitors and discusses risks related to our businesses through various management committees. Our Pricing and Risk Committee, Capital and Liquidity Committee and Model Governance Committee (these committees collectively comprise our Asset Liability Committee) focus on identifying risks and decision making related to pricing, credit, capital, liquidity and model risk management, including risk/return analysis associated with different business opportunities. Other management committees focused on risk management include, but are not limited to, our ERM Council, Executive Information Security Committee, Enterprise Compliance Oversight Council, Resilience Executive Committee and Enterprise Information Governance Committee.
Integrated ERM Framework
We have adopted an integrated approach to risk management, which includes, among other things: (i) a centralized ERM function that is responsible for overseeing the process for risk identification, assessment, management and mitigation across the organization; (ii) an enterprise compliance function for overseeing regulatory compliance matters, policy governance and related risks; (iii) risk management functions embedded in our businesses; (iv) specialized risk committees with a focus on specific risks; and (v) an internal audit function that performs periodic, independent reviews and tests compliance with risk management policies, procedures and standards across the Company.
Our ERM framework is designed to provide executive management with the ability to identify and evaluate the most significant risks we face and to calibrate risk mitigation strategies to address challenges in the current business environment, as well as external factors that may create other risk exposures for our operations. In practice, our ERM function represents a cross-functional and enterprise-wide effort, consisting of subject matter experts and experienced managers, that utilizes a systematic method to identify, evaluate and monitor both known and emerging risks. Risk assessments and mitigation plans are developed to address these risks. Risk scoring and validation of the effectiveness of risk management plans through management reporting facilitate program sustainability and promote accountability for risk management activities throughout the Company.
As part of our ERM program, our businesses employ comprehensive risk management functions, which, in conjunction with oversight by the Risk Committee of our board of directors, are responsible for monitoring compliance with our risk-related policies, managing our insured portfolios and the mortgage loans we purchase through our mortgage conduit and communicating credit-related issues to management, our board of directors and our customers.
Information security is a significant operational risk for financial institutions such as Radian. To address this, our ERM program incorporates cybersecurity-related risks into our identification, evaluation and mitigation processes. In addition, we maintain an Information Security Program that is designed to protect our corporate data, including data we provide to others, as well as data entrusted to us by our customers and partners. For more information about our Information Security Program and other aspects of our cybersecurity governance and risk management, see “Item 1C. Cybersecurity.”

Table of Contents Glossary Part I. Item 1. Business
Mortgage Insurance Risk Management
Risk Origination and Servicing. We believe that understanding our business partners and customers is a key component of managing risk. Accordingly, we have a counterparty risk management team that leverages our customer and servicer segmentation framework so that we can more effectively perform ongoing monitoring of loan performance, underwriting quality and the risk profile and mix of business of a customer’s mortgage insurance applications. The counterparty risk management team monitors trends at the customer level, identifies customers who may exceed certain risk tolerances and shares meaningful performance data with our customers to help them improve. The team is also responsible for taking lender corrective action in the event we discover credit performance issues, such as high early payment default levels.
Portfolio Management. We have developed risk and capital allocation models to support our mortgage insurance business. These models provide comprehensive analytics that help us establish portfolio limits for product type, loan attributes, geographic concentrations and counterparties. We proactively monitor market concentrations across these and other attributes. We also identify, evaluate and negotiate potential transactions for terminating insurance risk and for distributing risk to third parties, including through reinsurance arrangements. See “Risk Distribution” below for more information about the use of reinsurance as a risk management tool in our mortgage insurance business. As part of our portfolio management function, we monitor and analyze the performance of various risks in our mortgage insurance portfolio. We use this information to develop our mortgage credit risk and counterparty risk policies, and as a component of our default and prepayment analytics.
Credit Policy. We maintain mortgage-related credit risk policies that reflect our tolerance levels regarding counterparty, portfolio and operational risks. Based on our policies and risk tolerances, our credit policy function develops and updates our mortgage insurance eligibility requirements and guidelines through regular monitoring of competitor offerings, GSE programs and GSE guideline updates, customer input regarding lending needs, analysis of historical performance and portfolio trends, quality assurance results and underwriter experience and observations. The credit policy function works closely with our mortgage insurance underwriters to ensure that underwriting decisions align with risk tolerances and policies.
Quality Assurance. Our quality assurance function supports our credit analytics function by auditing individual loan files to examine underwriting decisions for compliance with agreed-upon underwriting guidelines. These audits are conducted across loans submitted through our delegated and non-delegated underwriting channels in order to monitor underwriting quality for insurance certificates underwritten by our customers or our underwriters. We conduct independent re-verification of key mortgage insurance application data to minimize the possibility of misrepresentation. Our quality assurance team also conducts audits of our key operational functions, including claims, premium processing and customer care to ensure that our operational transactions are in compliance with our policies and procedures.
Loss Mitigation. We have a dedicated loss mitigation group that works with servicers to identify and pursue loss mitigation opportunities for loans in both our performing and non-performing (defaulted) portfolios. This includes regular surveillance and benchmarking of servicer performance with respect to default and loss mitigation workout reporting, borrower home retention efforts, foreclosure alternatives and foreclosure proceedings. Through our risk management function, we seek to hold servicers accountable for their performance and communicate to servicers identified best practices for servicer performance. See “Mortgage Insurance—Defaults and Claims—Claims Management” for more information.
Risk Modeling. Our risk modeling team uses analytical techniques to develop and maintain economic scenario generation models and loan level default and prepayment models across a wide range of risk management applications, including portfolio analysis, credit decision making, forecasting and loss reserving.
Risk Distribution. In our mortgage insurance business, we use reinsurance as a capital and risk management tool, including to lower the risk profile and financial volatility of our mortgage insurance portfolio through economic cycles. We have distributed risk through third-party quota share and excess-of-loss reinsurance arrangements, including through the capital markets using mortgage insurance-linked notes transactions. In recent years, we have expanded our risk distribution strategy in an effort to optimize the amounts and types of capital and risk distribution deployed against insured risk. The objectives of our risk distribution strategy include: (i) supporting our overall capital plan by reducing our cost of capital, increasing capital efficiency and enhancing our projected returns on capital and (ii) reducing portfolio risk and financial volatility through economic cycles. For additional information regarding our reinsurance programs, see Note 8 of Notes to Consolidated Financial Statements.
Title Insurance Risk Management
We take a prudent approach to assessing and managing risk in our title insurance business through the use of well-trained underwriters, stringent underwriting guidelines and the imposition of per file risk limits and third-party reinsurance on a per policy basis, over certain policy limits.
Underwriting and Quality Assurance. Our agents, underwriters and title examiners receive training and feedback in the examining and underwriting of residential and commercial title insurance for both refinance and purchase transactions. Certain title commitments are selected for further review to ensure that underwriting decisions comply with agreed-upon underwriting guidelines and that the policies are within single risk limits.

Table of Contents Glossary Part I. Item 1. Business
Credit Policy. We have developed and maintain policies for our title insurance business, which reflect our risk tolerance levels. Risk limits are imposed on selected loan types and reinsurance is currently required on all policies with loan amounts above a specified amount.
Ceded Reinsurance. In our title insurance business, we use reinsurance as part of our capital and risk management activities, including a loss portfolio transfer reinsurance agreement that transfers a portion of the risk associated with the legacy title insurance in our portfolio (insurance written prior to 2018 when we acquired our title insurance subsidiary) to a third party. We also currently maintain an excess-of-loss policy with a third-party reinsurer that covers losses on our entire title insurance legacy portfolio above a specified limit.
Mortgage Conduit Risk Management
Credit Policy. Our risk management team reviews and approves mortgage conduit loan programs, underwriting guideline changes and mortgage seller underwriting programs. Mortgage conduit loan programs are reviewed frequently and updated as needed to address changing market conditions and other factors.
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
Quality Assurance. Our quality assurance function audits a sample of individual loan files purchased by Radian Mortgage Capital to assess compliance with the applicable underwriting guidelines and regulatory compliance requirements. We conduct independent re-verification of key credit file data to protect against misrepresentation.
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
Human Capital Management
For over 45 years at Radian, our products and services have responsibly helped millions of families achieve their dream of homeownership. This company-wide commitment to affordable, sustainable and equitable homeownership, along with our support of our customers, our employees and the communities where we live and work, defines who we are as an enterprise and aligns with our core organizational values: Deliver the Brand Promise, Innovate for the Future, Create Shareholder Value, Our People are the Difference, Do What’s Right and Partner to Win.
We value our employees by supporting a healthy work-life balance and a team-oriented, “One Radian” environment. We strive to offer competitive compensation and benefits programs as well as career development opportunities, while fostering a community where everyone feels included and empowered to do their best work and is encouraged to give back to their communities to make a social impact. As of December 31, 2023, we had approximately 1,100 employees of Radian Group and its subsidiaries.
Compensation and Benefits Program
Our compensation programs are designed to attract, retain and reward talented individuals from diverse backgrounds who possess the skills and qualities necessary to support our business objectives, demonstrate our values, assist in the achievement of our strategic goals and create long-term value for our stockholders. Our compensation programs include base salary, annual incentive bonuses and, for certain employees, other performance-related cash incentives, such as commissions, and long-term equity incentive awards.
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

Table of Contents Glossary Part I. Item 1. Business
Diversity, Equity and Inclusion
At Radian, we are committed to an inclusive and diverse workplace, as represented by our Employee Value Promise—We See You at Radian. We believe that an equitable and inclusive environment with diverse teams produces more creative solutions, results in more innovative products and services and is crucial to our efforts to attract and retain key talent.
We have an employee council, the Diversity, Equity and Inclusion (“DEI”) Council, that is sponsored by our CEO, led by senior management and comprised of leaders and employees from across the Company to advance the program and its efforts. In 2020, we created a framework for and launched Radian’s Employee Resource Group (“ERG”) program, which is an important aspect of Radian’s DEI efforts because it not only creates inclusive communities where employees feel support, but it enriches our overall company culture. Radian currently has five active ERGs: TrueColors, which brings together our LGBTQIA+ employees and allies; Women Heard, as our women and women’s advocate group; Vibrant Crossroads, which highlights intersectionality and multiculturalism; Without Limits, which represents our commitment to Neurodiversity inclusion; and Radian Salutes, supporting veterans, military service members, and military dependents.
We are committed to providing equal employment opportunities and promoting inclusive recruiting practices. In 2020, we trained all managers on unconscious bias and, in 2021, we hired a recruiter dedicated to DEI. We annually deploy mandatory DEI training for all employees. We also annually complete pay equity analyses in partnership with an external expert to provide an objective review of our pay practices.
We know that advancing a culture of inclusion takes every single employee. In 2022, we instituted an annual requirement for all employees to include a DEI objective as part of their annual performance goals, which serve as a basis for their short-term incentive award. By focusing all employees on the importance of our DEI efforts, we can continue to advance a culture of inclusion and respect.
At December 31, 2023, women represented 51% of our workforce, 44% of the direct reports to our Chief Executive Officer and 39% of our senior management team comprising officers at the Assistant Vice President level and above.
Talent Development and Employee Engagement
We invest in our people to provide opportunities for professional and career growth. Programs such as our talent development strategy, annual performance reviews that are focused in part on living our company values and succession planning are all important aspects of this investment. These processes help management identify and nurture top talent for leadership opportunities and support the growth and development of knowledge and skills of our employees, managers and leaders.
In order to measure engagement and culture across the organization, we use employee experience surveys. In addition to our experience surveys, we typically use employee pulse surveys and focus groups to gather employee feedback. We communicate the results of these surveys to our employees and incorporate the feedback into our human capital management strategies to ensure that we are being responsive to the needs and views of our employees.
Performance reviews are completed annually to ensure a focus on development of employees along with an assessment of performance and potential, which supports succession planning and informs development efforts across the company to ensure we are continuing to build a deep bench of talent within Radian.
Community Involvement
We understand the value of investing in the communities in which our employees live and work, which is why we continue to strengthen and grow our Corporate Citizenship Program. Since its inception, the program – through both company and employee contributions – has provided significant financial support to charities across the country. The program consists of three pillars: charitable contributions, matching gifts and community connection.
Charitable contributions include donations made by Radian to non-profit organizations, including direct corporate contributions and sponsorship of charitable events. In 2023, we provided financial support to community organizations through direct giving, sponsorships, and fundraisers. This includes our multi-year commitment to support the Mortgage Banker Association’s Opens Doors Foundation. Our matching gifts program includes a charitable contribution made by Radian to non-profit organizations that reflect a donation made by an employee. To strengthen our matching gifts program and continue encouraging the generosity of employees, we launched a Workplace Giving Platform to make giving easier than ever by eliminating the previous multi-step process.
Our community-based program, Radian Connected, provides opportunities for employee engagement and community involvement, including volunteerism and opportunities for learning and skill development, as well as social opportunities to network and build stronger working relationships. We understand the causes employees spend time supporting are near and dear to their hearts, which is why we introduced Dollars-for-Doers, a grant program that recognizes the time employees spend giving back to their communities by giving a charitable gift to the nonprofit of the employee’s choice after they complete 40 hours of service. This program reflects our commitment to making a difference in communities where our employees live and work, and also helps in our efforts to attract and retain employees.

Table of Contents Glossary Part I. Item 1. Business
Regulation
We are subject to comprehensive regulation by both federal and state regulatory authorities. Set forth below is a description of significant state and federal regulations as well as requirements of the GSEs that are applicable to our businesses. The descriptions below are summaries only and are qualified in their entirety by reference to the full text of the laws and regulations discussed. In “Item 1A. Risk Factors,” see “Our insurance subsidiaries are subject to comprehensive state insurance regulations and other requirements, which we may fail to satisfy” and “Legislation and administrative and regulatory changes and interpretations could impact our businesses.”
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
Insurance regulations address, among other things, the licensing of companies to transact business, claims handling, credit for reinsurance, premium rates and policy forms, sales and marketing activity, financial statements, periodic reporting, permissible investments and adherence to financial standards relating to surplus, dividends and other measures of solvency intended to assure the satisfaction of obligations to policyholders.
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
With respect to mortgage insurance, premium rates may be subject to actuarial justification, generally on the basis of the mortgage insurer’s loss experience, expenses and future projections. In addition, state regulators may assess how rates are being charged to various customers based on whether they are “similarly situated” to other customers, and state regulators also may evaluate general default experience in the mortgage insurance industry in assessing the premium rates charged by mortgage insurers. In many states, the filed forms allow for a deviation from the filed rates within a certain range to take into consideration various factors linked to the risk being insured.
As to title insurance, premium rates and policy forms must be filed with state insurance regulatory authorities and, in some states, must also be approved before their use. Policy forms require approval to ensure that the coverage and exceptions conform to state insurance regulations. Premium rates subject to approval often must be supported by actuarial data or a study of the financial impact of the premium rate on the insurer. States also impose restrictions on title sales and marketing activity, either through regulations that are specific to title marketing or through broader state insurance licensing, anti-inducement and anti-rebating laws.
Each insurance subsidiary is required by the insurance regulatory authority of its state of domicile, and the insurance regulatory authority of each other jurisdiction in which it is licensed to transact business, to make various filings with those authorities and with the NAIC, including quarterly and annual financial statements prepared in accordance with SAP. In addition, our insurance subsidiaries are subject to examination by the insurance regulatory authority of their state of domicile, as well as each of the states in which they are licensed to transact business.
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
The holding company laws of Pennsylvania and Ohio also govern certain transactions involving Radian Group’s common stock, including transactions that constitute a “change of control” of Radian Group and, consequently, a “change of control” of its insurance subsidiaries. Specifically, no person may, directly or indirectly, seek to acquire “control” of Radian Group or any of its insurance subsidiaries unless that person received prior approval after filing a statement and other documents with the Pennsylvania Insurance Department or Ohio Department of Insurance for a change in control of any of our mortgage insurance subsidiaries or Radian Title Insurance, respectively, and with both the Pennsylvania Insurance Department and Ohio Department of Insurance for a change in control involving Radian Group. Under Pennsylvania’s and Ohio’s insurance statutes, “control” is defined broadly. For instance, Pennsylvania’s statute provides that control is “presumed to exist if any person, directly or indirectly, owns, controls, holds with power to vote or holds proxies representing 10% or more” of the votes that all shareholders would be entitled to cast in the election of directors. For both Pennsylvania and Ohio, the statutes further define

Table of Contents Glossary Part I. Item 1. Business
“control” as the “possession, direct or indirect, of the power to direct or cause the direction of the management and policies of” an insurer.
In addition, transactions between any one of our insurance subsidiaries and any Radian-affiliated entity are subject to certain conditions, including that they be “fair and reasonable.” These conditions generally apply to all persons controlling, or who are under common control with, Radian Group and its insurance subsidiaries. Certain transactions between our insurance subsidiaries and a Radian-affiliated entity may not be entered into unless the Pennsylvania Insurance Department or Ohio Department of Insurance, as applicable, is given 30 days’ prior notice and does not disapprove the transaction during that 30-day period.
Radian Guaranty is authorized to write insurance in all 50 states, the District of Columbia and Guam as a monoline insurer, and is restricted by the laws of certain states to writing first-lien residential mortgage guaranty insurance (or in states where there is no specific authorization for mortgage guaranty insurance, the applicable line of insurance under which mortgage guaranty insurance is regulated). Radian Guaranty is our only mortgage insurance company that is currently eligible to provide first-loss mortgage insurance on GSE loans.
We also have the following mortgage insurance subsidiaries: Radian Insurance, a direct wholly owned subsidiary of Radian Group that is licensed in Pennsylvania and insures a small amount of second-lien mortgage loan risk written prior to the great financial crisis in 2008; and Radian Mortgage Assurance, a direct wholly owned subsidiary of Radian Group that has a license or its equivalent in all 50 states and the District of Columbia, but which had no RIF as of December 31, 2023.
As part of our title services business, we offer title insurance through Radian Title Insurance. Radian Title Insurance is an Ohio domiciled title insurance underwriter and settlement services company that is licensed to issue title insurance policies in 41 states and the District of Columbia. Radian Title Insurance is an indirect subsidiary of Radian Group and is wholly owned by Radian Title Services Inc.
Mortgage Insurance Capital Requirements and Dividends
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a Statutory RBC Requirement that is based on a maximum ratio of net RIF relative to statutory capital, or Risk-to-capital. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1, while in certain other RBC States, Radian Guaranty must satisfy a MPP Requirement. As of December 31, 2023, Radian Guaranty’s Risk-to-capital was 10.4 to 1, and Radian Guaranty was in compliance with all applicable Statutory RBC Requirements. See Note 16 of Notes to Consolidated Financial Statements for more information on statutory capital requirements, including the NAIC’s recent approval in August 2023 of an amended Model Act for mortgage insurers that could be adopted through legislation in one or more states, and regardless of adoption, also could serve as the basis for how the NAIC updates the SAPs applicable to mortgage insurers. In “Item 1A. Risk Factors,” see “Our insurance subsidiaries are subject to comprehensive state insurance regulations and other requirements, which we may fail to satisfy.”
Mortgage insurance companies are required annually to set aside contingency reserves in their statutory financial statements in an amount equal to 50% of earned premiums. The contingency reserve, which is designed to be a reserve against catastrophic losses, essentially has the effect of restricting dividends and other ordinary distributions by mortgage insurance companies as amounts set aside for contingency reserves cannot be released into unassigned surplus for a period of 10 years, except when loss ratios exceed 35% of the corresponding earned premiums, in which case the amount above 35% can be released under certain circumstances.
Under Pennsylvania’s insurance laws, dividends and other ordinary distributions may only be paid out of an insurer’s positive unassigned surplus unless the Pennsylvania Insurance Department approves the payment of dividends or other distributions from another source. While all proposed dividends and distributions to stockholders must be filed with the Pennsylvania Department of Insurance prior to payment, if a Pennsylvania domiciled insurer has positive unassigned surplus, such insurer can pay dividends or other distributions during any 12-month period in an aggregate amount less than or equal to the greater of: (i) 10% of the preceding year-end statutory policyholders’ surplus or (ii) the preceding year’s statutory net income, in each case without the prior approval of the Pennsylvania Insurance Department.
Aided by the positive impacts of the merger with Radian Reinsurance in December 2022, Radian Guaranty had positive unassigned surplus of $258 million as of December 31, 2022, and continued to maintain positive unassigned surplus throughout 2023. As a result, beginning with the first quarter of 2023, Radian Guaranty had the ability to pay ordinary dividends, and paid total ordinary dividends of $400 million in cash and marketable securities in 2023. Subsequent to the payment of these dividends, as of December 31, 2023, Radian Guaranty had positive unassigned surplus of $120 million, and in February 2024, Radian Guaranty paid an ordinary dividend of $100 million in cash and marketable securities to Radian Group. Radian Guaranty expects to have the ability to continue paying ordinary dividends in 2024. Based on the typical 10-year holding requirement, Radian Guaranty is scheduled to release contingency reserves to unassigned surplus in material amounts beginning in 2024, which will aid Radian Guaranty’s capacity to pay ordinary dividends in 2024. See Note 16 of Notes to Consolidated Financial Statements for additional information on contingency reserve requirements and statutory dividend restrictions.

Table of Contents Glossary Part I. Item 1. Business
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
Under Ohio’s insurance laws, dividends and other ordinary distributions may only be paid out of an insurer’s positive unassigned surplus unless the Ohio Department of Insurance approves the payment of dividends or other ordinary distributions from another source. While all proposed dividends and distributions to stockholders must be filed with the Ohio Department of Insurance prior to payment, if an Ohio domiciled insurer had positive unassigned surplus, such insurer can pay dividends or other distributions during any 12-month period in an aggregate amount less than or equal to the greater of: (i) 10% of the preceding year-end statutory policyholders’ surplus or (ii) the preceding year’s statutory net income, in each case without the prior approval of the Ohio Department of Insurance. Radian Title Insurance had negative unassigned surplus of $9 million and $11 million at December 31, 2023 and 2022, respectively, and therefore was unable to pay ordinary dividends in 2023 and is currently unable to pay dividends or other ordinary distributions in 2024 without prior approval from the Ohio Department of Insurance.
Other Businesses
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
Radian Mortgage Capital is a mortgage conduit that is licensed to purchase, hold and sell residential mortgages in 49 states and the District of Columbia. Radian Mortgage Capital acquires and aggregates residential mortgage loans and then sells the loans directly to mortgage investors. Subject to market conditions, Radian Mortgage Capital also expects to distribute the loans into the capital markets through private label securitizations in the future. Radian Mortgage Capital is the master servicer for the loans it acquires and has engaged a subservicer to manage the day-to-day servicing operations for its acquired mortgage loan portfolio. The subservicer is subject to Radian Mortgage Capital’s compliance oversight, which includes quality control reviews of services provided to ensure compliance with applicable state and federal laws. In “Item 1A. Risk Factors,” see “Investments to grow our existing businesses, pursue new lines of business or new products and services within existing lines of business subject us to additional risks and uncertainties.”
Radian Lender Services LLC provides third-party mortgage underwriting and has also provided mortgage processing services to lenders. This entity and its employees who provide these services are required to be in compliance with the SAFE Act in all jurisdictions where these services are provided. The entity and its employees are SAFE Act compliant for underwriting in all 50 states and the District of Columbia and for loan processing in 45 states and the District of Columbia. See “Federal Regulation—The SAFE Act” below.
Radian Settlement Services and its subsidiaries provide title and escrow services, and these entities are required to hold licenses in the jurisdictions where they operate their business. Title insurance agency and escrow licensing is primarily regulated by states in which the services are being offered, with licensing and registration typically conducted under the jurisdiction of each state’s department of insurance. Radian Settlement Services is domiciled and licensed in Pennsylvania as a resident title insurance agency and, together with its subsidiaries, is licensed in 42 states and the District of Columbia.
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

Table of Contents Glossary Part I. Item 1. Business
Information Security
The NYDFS has adopted cybersecurity regulations known as “Part 500” that apply to all financial institutions and insurance companies licensed under the New York Banking, Insurance, and Financial Services Laws, including Radian Guaranty and certain of our other subsidiaries. The regulations, which recently were amended in November 2023, require covered entities to, among other things: establish a cybersecurity program; adopt a written cybersecurity policy; designate a Chief Information Security Officer responsible for implementing, overseeing and enforcing the cybersecurity program and policy; and have policies and procedures designed to ensure the security of information systems and nonpublic information accessible to, or held by, third parties, along with a variety of other requirements to protect the confidentiality, integrity and availability of information systems. The November 2023 amendments to Part 500 include enhanced governance requirements, stricter access and privilege controls, and additional notification, reporting and other requirements. A number of the requirements included as part of the November 2023 amendments are subject to staggered transitional periods over the next two years.
In 2017, the NAIC issued an Insurance Data Security Model Law, which was modelled after Part 500, and which several states have adopted. The stated intention of that model law is that if a covered insurance company is compliant with Part 500, it also would be in compliance with the NAIC Insurance Data Security Model Law, although states that adopt the Data Security Model Law can impose their own unique requirements.
Privacy
The State of California has adopted the California Consumer Privacy Act (“CCPA”) that applies to any company that does business in California and meets certain threshold requirements. We believe Radian Group and certain of its affiliates, including Radian Guaranty, may be deemed covered businesses under the CCPA.
The CCPA imposes a privacy framework for covered businesses that collect, sell or disclose personal information of California residents. Companies subject to the CCPA are required to establish procedures to enable them to comply with a California resident’s data privacy rights, including by disclosing the privacy practices of the entity and responding to verified requests within prescribed timeframes. The CCPA provides a private right of action for data breaches, including statutory or actual damages, and public enforcement by the California Attorney General for other violations.
On January 1, 2023, California adopted the California Privacy Rights Act (“CPRA”), which amended the CCPA to enhance certain of the privacy protections for California residents that were created by the CCPA. The enhancements include imposing additional compliance obligations for covered entities and removing certain exemptions previously available under the CCPA. While the California Attorney General retains civil enforcement authority, the CPRA also created the California Privacy Protection Agency to implement and enforce the law. Other states, including Colorado, Connecticut, Delaware, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee, Texas, Utah and Virginia, have recently passed consumer privacy laws that are similar to the CCPA and afford residents of those states a number of data privacy rights. Additionally, many states have enacted privacy and information practices laws that apply to insurance companies.
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
Federal Regulation
CARES Act and GSE COVID-19 Forbearance
Following the outbreak of the COVID-19 pandemic, there were a number of governmental efforts to implement programs designed to assist individuals and businesses impacted by the COVID-19 virus, including the CARES Act that was enacted by the federal government on March 27, 2020.
Under the CARES Act, upon request by borrowers of federally backed mortgage loans who attested to financial hardship related to the pandemic, including with respect to loans purchased by the GSEs, mortgage servicers were required to provide these borrowers with up to 180 days forbearance on their mortgage payments (which could be extended for an additional 180 days upon request) without requiring the servicer to evaluate the borrower’s hardship. The GSEs adopted temporary changes to their servicing policies to incorporate COVID-19-related forbearance plan flexibilities and other alternatives to support borrowers impacted by the COVID-19 pandemic.
In November 2023, the GSEs began the phased retirement of their servicing policies related to COVID-19, including discontinuing new enrollments of COVID-19-related forbearance plans provided in accordance with the CARES Act and reverting to the policies as specified in their servicing guides. This means that simply attesting to a financial hardship due to COVID-19 is no longer an eligible hardship for borrowers seeking forbearance under the GSEs’ servicing policies. However, borrowers with other short-term hardships continue to have access to the GSEs’ loss mitigation programs, including forbearance and payment deferrals. For borrowers on COVID-19-related forbearance plans prior to November 1, 2023, their

Table of Contents Glossary Part I. Item 1. Business
forbearance plans remain in place in accordance with the terms of the forbearance agreement and existing GSE COVID-19-related servicing requirements.
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
GSE Requirements for Mortgage Insurance Eligibility
As the largest purchasers of conventional mortgage loans, and therefore the main beneficiaries of private mortgage insurance, the GSEs impose eligibility requirements that private mortgage insurers must satisfy in order to be approved to insure loans purchased by the GSEs. The PMIERs aim to ensure that approved insurers will possess the financial and operational capacity to serve as strong counterparties to the GSEs throughout various market conditions. The PMIERs are comprehensive, covering virtually all aspects of the business and operations of a private mortgage insurer of GSE loans, including internal risk management and quality controls, the relationship between the GSEs and the approved insurer and the approved insurer’s financial condition. The PMIERs contain extensive requirements related to the conduct and operations of our mortgage insurance business, including operational requirements in areas such as claim processing, loss mitigation, document retention, underwriting, quality control, reporting and monitoring, among others. Radian Guaranty currently is an approved mortgage insurer under the PMIERs. The GSEs have significant discretion under the PMIERs, which they may amend at any time. The most recent large-scale revisions to the PMIERs became effective on March 31, 2019, and the GSEs frequently evaluate the PMIERs for interim changes to address various specific matters. We expect the GSEs to continue to update the PMIERs in the future as they may deem necessary.
The PMIERs’ financial requirements require that a mortgage insurer’s Available Assets meet or exceed its Minimum Required Assets. The PMIERs’ financial requirements include increased financial requirements for defaulted loans (as further discussed below), as well as for performing loans with a higher likelihood of default and/or certain credit characteristics, such as higher LTVs or lower FICO credit scores. In addition, the current PMIERs financial requirements also impose limitations on the credit that is granted for certain Available Assets. The PMIERs also prohibit Radian Guaranty from engaging in certain activities such as insuring loans originated or serviced by an affiliate (except under certain circumstances) and require Radian Guaranty to obtain the prior consent of the GSEs before taking many actions, which may include, among other things, entering into various intercompany agreements, settling loss mitigation disputes with customers and commuting risk.
With respect to defaulted loans, the PMIERs recognize that loans that have become non-performing as a result of a FEMA Declared Major Disaster eligible for individual assistance (e.g., due to a natural disaster) generally have a higher likelihood of curing following the conclusion of the event, and therefore apply a Disaster Related Capital Charge for a period of time and subject to certain limitations, to reduce the Minimum Required Asset factor for these loans. Under the PMIERS, for defaulted loans located in a FEMA Declared Major Disaster area that either (1) are subject to a forbearance plan granted in response to the disaster (with terms consistent with forbearance plans offered by the GSEs) or (2) have an initial missed monthly payment occurring 30 days prior to the first day of the incident period specified in the Major Disaster Declaration or 90 days following the last day of the incident period specified in the Major Disaster Declaration (not to exceed 180 days from the first day of the incident period), the Disaster Related Capital Charge will be applied for the longer of three calendar months beginning with the month when the loan became a defaulted loan or the period of time that the defaulted loan remains subject to a forbearance plan granted in response to the disaster.
In 2020, in response to the COVID-19 pandemic, the GSEs issued guidelines (“National Emergency Guidelines”) that became effective June 30, 2020, and, among other things, adopted the COVID-19 Amendment to the PMIERs to apply the Disaster Related Capital Charge nationwide to certain non-performing loans that we refer to as COVID-19 Defaulted Loans. Under the COVID-19 Amendment, the Disaster Related Capital Charge is applied to COVID-19 Defaulted Loans for the period of time that the loan is subject to a forbearance plan, repayment plan or loan modification trial period granted in response to a financial hardship related to COVID-19. In the periods following the onset of the COVID-19 pandemic, the Disaster Related Capital Charge related to COVID-19 Defaulted Loans significantly reduced Radian’s Minimum Required Assets. This benefit has diminished materially over time as the number of COVID-19 Defaulted Loans has been reduced, primarily as a result of these defaults curing. Given the retirement of the GSEs’ COVID-19-related servicing policies and the limited benefit resulting from the Disaster Related Capital Charge being applied to COVID-19 Defaulted Loans, we expect that this Disaster Related Capital Charge for COVID-19 Defaulted Loans will be terminated in the future.
As part of our capital and risk management activities, including to manage Radian Guaranty’s capital position under the PMIERs financial requirements, we have distributed risk through third-party quota share and excess-of-loss reinsurance arrangements, including through the capital markets using mortgage insurance-linked notes transactions. The initial and ongoing credit that we receive under the PMIERs financial requirements for these risk distribution transactions is subject to the

Table of Contents Glossary Part I. Item 1. Business
periodic review of the GSEs and could be influenced by the capital requirements for the GSEs set forth in the ERCF, which, among other things, provides the GSEs with a reduced amount of credit for their own credit risk transfer activities.
See “Housing Finance Reform and the GSEs’ Business Practices” below for additional information that could impact the PMIERs. In “Item 1A. Risk Factors,” see “Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” and “Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our businesses.”
GSE Requirements for Selling Loans to the GSEs
Radian Mortgage Capital is also required to maintain specified levels of capital and meet various operational requirements and standards to be approved to sell loans to the GSEs and service such loans on their behalf. The capital requirements are generally tied to the unpaid balances of loans included in Radian Mortgage Capital’s servicing portfolio or loan production volume. Noncompliance with these requirements can result in various remedial actions up to, and including, the applicable GSE’s revocation of Radian Mortgage Capital’s ability to sell loans to and service loans on its behalf. Radian Mortgage Capital is currently approved to sell loans to and service loans on behalf of Freddie Mac.
Housing Finance Reform and the GSEs’ Business Practices
Legislative Reform
The federal government plays a significant role in the U.S. housing finance system through, among other things, the involvement of the FHFA and GSEs, HUD, the FHA and the VA. The GSEs’ charters, which can only be altered by federal legislation, generally prohibit them from buying low down payment mortgage loans without certain forms of credit enhancement, the most common form of which has been private mortgage insurance.
Since the FHFA was appointed as conservator of the GSEs in September 2008, there have been a wide range of legislative proposals to reform the U.S. housing finance market, including proposals for GSE reform. While many legislative proposals have been debated and occasionally advanced through various legislative procedures, no reform proposal has reached an advanced legislative stage. As a consequence, most reform-related actions with respect to the housing finance system have occurred administratively through regulatory actions.
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
Although many departments or agencies impact housing finance in some manner, the most prominent and directly impactful are the FHFA, HUD, the U.S. Department of the Treasury (“Treasury”) and the CFPB. In June 2021, following a Supreme Court decision that determined that the FHFA director may be removed by the President other than for cause, President Biden removed the FHFA director appointed by President Trump and appointed Sandra Thompson. Under Director Thompson, the FHFA has been focused on increasing the equitable accessibility and affordability of mortgage credit, in particular to low- and moderate-income borrowers and underserved communities, while also continuing to ensure the safety and soundness of the GSEs. The Supreme Court’s decision providing that the FHFA director may be removed by the President without cause creates a higher likelihood that the direction of the FHFA and its oversight over the GSEs may be impacted by elections and the political leanings of the Administration in office at the time.
Senior Preferred Stock Purchase Agreements. The Treasury currently owns the preferred stock of the GSEs pursuant to the terms of Senior Preferred Stock Purchase Agreements (“PSPAs”), and therefore, has significant influence over the fate and direction of the GSEs. In January 2021, the PSPAs were amended to allow the GSEs to continue to retain capital up to the amounts prescribed in the GSE capital requirements set forth in the ERCF, as discussed below.
The January 2021 PSPA amendment to the PSPAs restricted the GSEs’ acquisition of higher-risk single-family mortgage loans, including in particular the acquisition of investor loans and single-family mortgage loans with two or more higher risk characteristics (i.e., LTVs greater than 90%, debt-to-income ratios greater than 45% and FICO credit scores less than 680), to their then current levels. The January 2021 PSPA amendment further restricted the quality of loans that may be purchased by the GSEs by limiting the GSEs’ purchases to, among other enumerated types, loans that meet the QM definition. In September 2021, Treasury and the FHFA agreed to suspend the limitations on GSE purchases of loans deemed higher risk that were set forth in the January 2021 amendments to the PSPAs.
Enterprise Regulatory Capital Framework and Liquidity Requirements. In 2020, the FHFA adopted the ERCF for the purpose of developing capital and liquidity requirements for the GSEs. Since finalizing this rule, the FHFA has adopted several amendments to the ERCF, most recently by a rule adopted in November 2023. As compared to the capital requirements for the GSEs in place prior to the ERCF, the ERCF, as amended: (i) significantly increased such capital requirements and (ii) decreased the capital credit provided to the GSEs for credit risk transfer transactions. In addition, the FHFA has proposed new

Table of Contents Glossary Part I. Item 1. Business
minimum liquidity requirements for the GSEs, which have not been finalized. The ERCF and the proposed new liquidity requirements could significantly alter the business practices and operations of the GSEs which could have a material effect on the conventional mortgage market and our business with the GSEs, and could result in changes to the PMIERs.
In “Item 1A. Risk Factors,” see “Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” and “Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our businesses.”
Access and Affordability. The Biden Administration’s housing plan focuses on: (i) increasing access to sustainable homeownership and making housing more affordable for low- and moderate-income borrowers; (ii) ensuring the housing finance system is equitable by identifying and eliminating discriminatory or unfair practices in the housing system; (iii) increasing the supply, lowering the cost and improving the quality of housing, including through investments in resilience, energy efficiency, and accessibility of homes; and (iv) providing financial assistance to help Americans buy or rent safe, quality housing, including down payment assistance.
Since assuming leadership over the FHFA in June 2021, the Biden-appointed FHFA leadership team has instituted changes to further advance mortgage access and affordability. In June 2022, the FHFA announced the release of the GSEs’ Equitable Housing Finance Plans, providing a framework for planned initiatives to address equity in housing finance. Since then, the FHFA has released annual updates to these plans that include various initiatives to be conducted over a three-year period that aim to address barriers to homeownership for minority and underserved communities. In accordance with their plans, Fannie Mae and Freddie Mac have launched their own Special Purpose Credit Programs (“SPCPs”) and worked with lenders to purchase loans originated through lender SPCPs. While future changes to these programs remain uncertain, modifications to these programs could include changes to mortgage insurance requirements, such as the required mortgage insurance coverage percentage. The plans also include expected activity to address alternative credit and data in underwriting, property appraisals and other valuations, and title insurance, among other items.
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
In October 2022, the FHFA announced that the GSEs will replace their use of Classic FICO credit scores with FICO 10T and VantageScore 4.0 credit scores, which are intended to improve accuracy by capturing additional payment histories for borrowers when available, such as rent, utilities, and telecom payments. The GSEs will require both of the new credit scores, along with credit reports from two, rather than three, of the credit reporting agencies. The implementation timeline for the transition to the new credit scores is expected to be a multi-year effort. The FHFA has released a proposed timeline for implementing the changes that is expected to occur over two phases in 2024 and 2025. As a mortgage insurer, credit scores are utilized in several areas of Radian Guaranty’s operations and adoption of the new credit scores will require planning and analysis to, among other things, understand how these scores calibrate to Radian Guaranty’s credit risk models. In addition, the transition to the new credit scores and the reduction to two instead of three credit reports is expected to result in changes to Radian Guaranty’s underwriting guidelines.
Also in October 2022, the FHFA announced, among other pricing changes, an elimination of GSE loan-level pricing adjustments (upfront fees) for some first-time and low- and moderate-income borrowers, including first-time homebuyers at or below 100% of area median income (“AMI”) in most of the United States and below 120% of AMI in high-cost areas. In January 2023, the FHFA announced additional pricing changes for the GSEs based on certain loan characteristics. These changes were effective in May 2023, with the exception of planned pricing changes for loans with debt-to-income ratios above 40%, which were subsequently rescinded.
In “Item 1A. Risk Factors,” see “Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our businesses.”
New Products. In December 2022, the FHFA released a final rule regarding the process for how it will consider and approve new GSE activities and products. Among other things, the rule redefines the criteria for determining what constitutes a new activity that requires prior notice to the FHFA and for determining whether the activity constitutes a “new product” that requires public notice and comment. The final rule provides increased transparency by requiring the FHFA to publish the outcome of their review of new product and activity submissions by the GSEs. Given the size and market influence of the GSEs, this new rule is generally viewed as important to ensure that the GSEs, as is specified in their charters, are not otherwise encroaching on areas that may be more appropriately served by private capital.
It is difficult to predict what types of new products and activities may be proposed by the GSEs in the future and, if applicable, whether they may be approved by the FHFA, including programs that may provide an alternative to traditional private mortgage insurance or title insurance. For example, if any existing or future credit risk transfer transactions and structures were to displace primary loan level or standard levels of mortgage insurance, the amount of mortgage insurance we write may be reduced, which could negatively impact our franchise value, results of operations and financial condition. In “Item

Table of Contents Glossary Part I. Item 1. Business
1A. Risk Factors,” see “Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our businesses.”
Climate Change. The FHFA has instructed the GSEs to designate climate change as a priority concern and actively consider its effects in their decision making. In 2022, the FHFA established internal working groups and a steering committee in order to monitor the GSEs’ management of climate risk. It is possible that efforts to manage these risks by the FHFA and the GSEs (including through GSE guideline or mortgage insurance policy changes) could materially impact the volume and characteristics of our NIW (including the terms of our Master Policy), home prices in certain areas and defaults by borrowers in certain areas.
HUD/FHA/VA
Private mortgage insurance competes for a share of the insurable mortgage market with the single-family mortgage insurance programs of the FHA, including on the basis of loan limits, pricing, credit guidelines, terms of insurance policies and loss mitigation practices. To a lesser extent, private mortgage insurance also competes with the loan insurance programs of the Department of Veteran Affairs, although almost all of VA insured loans are issued without down payment, and therefore, would be ineligible for private mortgage insurance.
While the FHA continues to insure a significant portion of the total low down payment mortgage market, with respect to the portion of the market where private mortgage insurance and the FHA’s products compete, the private mortgage insurance industry has been competing effectively with FHA execution.
As discussed above, the Biden Administration has been pursuing actions that will further its stated objective of increasing access to affordable mortgages for low- and moderate-income borrowers. In this regard, in March 2023, the FHA reduced its annual mortgage insurance premium by 0.30% for most new borrowers. While this pricing change has not had a material impact on our business volumes, the FHA could institute further pricing changes in the future, including additional changes to its annual premiums, a reduction in its upfront premiums and/or the elimination of the life-of-loan premium requirement for FHA insured loans. The potential for future pricing changes could be influenced by the financial strength of the FHA’s Mutual Mortgage Insurance (“MMI”) Fund. As last reported in November 2023, the FHA’s MMI Fund had a combined capital ratio for fiscal year 2023 of 10.51%, above the 2% ratio that the FHA is required to maintain. It is uncertain if and when the FHA may pursue any additional pricing or other actions and what form they may take; however, any change that would improve FHA execution compared to execution through the GSEs with private mortgage insurance could negatively impact our NIW volume.
The Dodd-Frank Act
The Dodd-Frank Act mandates significant rulemaking by several regulatory agencies to implement its provisions. The Dodd-Frank Act established the CFPB to regulate the offering and provision of consumer financial products and services under federal law, including residential mortgages and settlement services, and transferred authority to the CFPB to enforce many existing consumer-related federal laws, including the Truth in Lending Act, RESPA and prohibitions on Unfair, Deceptive, or Abusive Acts or Practices. A number of these laws apply to products and services provided by us and our affiliates.
Qualified Mortgage Requirements—Ability to Repay Requirements
Among the most significant provisions for private mortgage insurers under the Dodd-Frank Act are the ability to repay mortgage provisions (“Ability to Repay Rule”), including a related safe harbor set forth in the QM Rule (defined below).
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
The QM Rule requires that points and fees paid at or prior to closing cannot exceed 3% of the total loan amount, with higher points and fees thresholds provided for loan amounts below a certain threshold. Any private mortgage insurance premiums paid by the borrower at or before the time of loan closing (other than monthly or annual premiums) must be applied toward the 3% points and fee calculation with the exception of premiums that are automatically refundable on a pro-rata basis

Table of Contents Glossary Part I. Item 1. Business
upon loan satisfaction, in which case only the amount that exceeds the FHA upfront mortgage insurance premium must be included in the points and fees calculation. There are no similar restrictions on the points and fees associated with FHA premium, and thus FHA may have a market advantage when the upfront private mortgage insurance premium is not refundable on a pro-rata basis or exceeds the FHA upfront mortgage insurance premium.
The Dodd-Frank Act also granted the FHA, VA and USDA flexibility to establish their own QM definitions for their insurance guaranty programs. Both the FHA and VA have created their own definitions of qualified mortgages that differ from both the CFPB’s original QM Definition and New General QM Definition. For example, the FHA’s QM Safe Harbor definition currently applies to loans priced at or less than APOR plus the sum of 1.15% and the FHA’s annual mortgage insurance premium rate, which is effectively broader than the QM Safe Harbor adopted under the New General QM Definition. These alternate definitions of qualified mortgages are more favorable to lenders and mortgage holders than the CFPB’s New General QM Definition that apply to loans purchased by the GSEs, and could provide for more favorable execution for FHA insured loans compared to loans insured with private mortgage insurance.
For more information regarding the New General QM Definition and the risks it may present for us, in “Item 1A. Risk Factors,” see “A decrease in the volume of mortgage originations could result in fewer opportunities for us to write new mortgage insurance business and conduct our homegenius businesses.”
Qualified Residential Mortgage Regulations—Securitization Risk Retention Requirements
The Dodd-Frank Act requires securitizers to retain at least 5% of the credit risk associated with mortgage loans that they transfer, sell or convey, unless the mortgage loans are qualified residential mortgages (“QRMs”) or are insured by the FHA, another federal agency or are backed by the GSEs while in conservatorship (the “QRM Rule”). Under applicable federal regulations, a QRM is generally defined as a mortgage meeting the requirements of a qualified mortgage under the CFPB’s QM Rule described above. For securitizations that include mortgage loans which are not QRMs, securitizers are required to retain at least a 5% first-loss position, or a 5% pro rata share of all securities issued or a combination of a first-loss position and pro rata share for up to seven years. Radian Mortgage Capital does not expect to conduct securitizations that include mortgage loans that are not QRMs, but if it were to choose to do so in the future, its non-QRM securitizations would be subject to risk retention requirements.
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
Mortgage insurance, title insurance, brokerage services and other products and services provided by Radian’s affiliates are considered settlement services for purposes of RESPA. The anti-referral fee and anti-kickback provisions of Section 8 of RESPA generally provide, among other things, that settlement service providers are prohibited from paying or accepting anything of value in connection with the referral of a settlement service or sharing in fees for those services. RESPA also prohibits requiring the use of an affiliate for settlement services and requires certain information to be disclosed if an affiliate is used to provide the settlement services. In addition to mortgage insurance provided by Radian Guaranty, our homegenius businesses offer an array of services to our customers, including real estate brokerage, valuation, hybrid appraisal, title and closing services, many of which may be considered settlement services for purposes of RESPA, and therefore, may be subject to the anti-referral fee, anti-kickback and required use provisions of RESPA.
RESPA also establishes a number of mortgage loan servicing requirements. Radian Mortgage Capital currently acts as a master servicer for the loans acquired by the conduit, and in this role, oversees a subservicer that performs the day-to-day servicing of conduit loans. As master servicer, Radian Mortgage Capital is subject to the mortgage loan servicing requirements under RESPA, including those relating to servicing transfers, responding to consumer information requests, resolution of notices of error, force-placed insurance, early intervention and continuity of contact with delinquent borrowers, loss mitigation, general servicing policies and procedures, escrow account maintenance and service provider oversight.

Table of Contents Glossary Part I. Item 1. Business
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
As part of this licensing and registration process, loan originators who are employees of institutions other than depository institutions or certain of their subsidiaries that, in each case, are regulated by a federal banking agency, must generally be licensed under the SAFE Act guidelines enacted by each state in which they engage in loan origination activities and registered with the Registry. Additionally, most states define underwriting and loan processing as a clerical and administrative duty that must be performed under the supervision of a licensed mortgage loan originator.
Mortgage Insurance Cancellation
The HPA imposes certain cancellation and termination requirements for borrower-paid private mortgage insurance with respect to “residential mortgage transactions” as defined in the HPA. Provided that certain conditions are satisfied, the HPA generally provides that borrower-paid private mortgage insurance may be canceled at the request of the borrower once the principal balance of the mortgage is first scheduled to reach 80% of the home’s original value based on the loan’s initial amortization schedule, or reaches 80% of the home’s original value based on actual payments.
In addition, provided that certain conditions are satisfied, the HPA also generally provides that borrower-paid private mortgage insurance is subject to servicer-initiated automatic termination once the principal balance of the mortgage is first scheduled to reach 78% of the home’s original value based on the loan’s initial amortization schedule (or, if the loan is not current on that date, on the date that the loan becomes current). The HPA further provides that borrower-paid private mortgage insurance on most loans is subject to final termination following the date that is the midpoint of the loan’s amortization period (or, if the loan is not current on that date, on the date that the loan becomes current).
The HPA also provides that, in general, within 45 days after termination or cancellation of a borrower-paid private mortgage insurance policy in accordance with the requirements of the relevant section of the HPA, all remaining unearned premiums for private mortgage insurance must be returned to the borrower by the servicer, and that within 30 days after notification by the servicer, a mortgage insurer that is in possession of any unearned premiums of the borrower must transfer to the servicer an amount equal to the amount of unearned premiums for repayment.
The HPA also establishes special rules for the termination of private mortgage insurance in connection with loans that are “high risk.” The HPA does not define “high risk” loans but leaves that determination to the GSEs for loans they purchase, and to lenders for any other loan. For “high risk” loans originated in excess of conforming loan limits, provided that certain conditions are satisfied, the servicer is required to initiate termination once the principal balance of the mortgage is first scheduled to reach 77% of the home’s original value based on the loan’s initial amortization schedule.
Although not provided in the HPA, the GSEs’ guidelines also currently provide that when certain conditions are satisfied, borrowers can request cancellation of borrower-paid mortgage insurance for most loans when the LTV, based upon the current value of the home, is either 75% or less or 80% or less, depending on the seasoning of the loan and other factors. The GSEs may change these guidelines in the future, including by expanding their mortgage insurance cancellation requirements, which could negatively impact our businesses. In “Item 1A. Risk Factors,” see “Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our businesses” and “Our mortgage insurance business faces intense competition.”
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
Privacy and Information Security—Gramm-Leach-Bliley Act of 1999 (the “GLBA”) and Other Regulatory Requirements
In the ordinary course of our operations, we, and certain of our subsidiaries, maintain large amounts of confidential information, including non-public personal information on consumers and our employees. We and our customers are subject to a variety of privacy and information security laws and regulations. The GLBA, which consists of both a Privacy Rule and a Safeguards Rule, imposes privacy and security requirements on financial institutions, including obligations to protect and safeguard consumers’ nonpublic personal information and records, and limitations on the use, re-use and sharing of such information. The GLBA is enforced by state regulators and by federal regulatory agencies.

Table of Contents Glossary Part I. Item 1. Business
Effective June 9, 2023, the Federal Trade Commission implemented several delayed amendments to the GLBA Safeguards Rule. The amended Safeguards Rule includes, among other things, new requirements for risk assessments and access controls, such as multifactor authentication, as well as enhanced data inventory, classification and disposal practices. On November 13, 2023, the FTC published additional amendments to the Safeguards Rule regulations for financial institutions subject to its jurisdiction to add cyber event notification requirements, which are scheduled to take effect on May 13, 2024.
In addition, many states have enacted privacy and data security laws that impose compliance obligations beyond the GLBA, such as: requiring notification in the event that a security breach results in a reasonable belief that unauthorized persons may have obtained access to consumer nonpublic personal information; imposing additional restrictions on the sharing and use of consumers’ personal information; affording consumers new rights of access, correction and deletion of their personal information and rights to appeal; imposing affirmative consent and/or opt out requirements for targeted advertising and other activities; and creating new private rights of action for data breaches. See “State Regulation—Privacy” above.
Federal and state agencies have increased their focus on compliance obligations related to privacy, data security and cybersecurity. The CFPB, NYDFS, Federal Trade Commission, Office of the Comptroller of the Currency and non-governmental regulatory agencies, such as the Financial Industry Regulatory Authority (FINRA), have announced new compliance measures and enforcement efforts designed to monitor and regulate the protection of personal consumer data, including with respect to: the development and delivery of financial products and services; underwriting; mortgage servicing; credit reporting; digital payment systems; and vendor management. For information regarding the NYDFS’ cybersecurity regulations and the California Consumer Privacy Act, under “State Regulation” above, see “Information Security” and “Privacy.”
Fair Lending and Fair Servicing
The federal Fair Housing Act, part of the Civil Rights Act of 1968, makes it unlawful for any person whose business includes engaging in residential real estate-related transactions to: (i) discriminate in housing-related lending activities against any person on a prohibited basis or (ii) for any person to discriminate in the sale or rental of housing “or in the provision of services or facilities in connection therewith,” to any person because of a prohibited basis, such as race, national origin, familial status, sex, disability or religion.
Similarly, the Equal Credit Opportunity Act (“ECOA”) and Regulation B under ECOA make it unlawful for a creditor to discriminate in any aspect of a credit transaction against an applicant on a prohibited basis during any aspect of a consumer or business credit transaction or make any oral or written statement to applicants or prospective applicants that would discourage on a prohibited basis a reasonable person from making or pursuing an application.
These laws seek to address discrimination in lending and other housing-related activity by prohibiting discrimination that is intentional or where a facially neutral policy or practice has a “disparate impact;” that is, that it disproportionately excludes or burdens persons on a prohibited basis, unless the activity is necessary to address a substantial, legitimate, nondiscriminatory business interest and there is no less discriminatory alternative that would achieve the same legitimate objective.
As a provider of products and services that support residential real estate transactions and the mortgage production and financing process, fair lending and servicing laws may impact the way we deliver or conduct our products and services, including in response to customer requirements.
Federal Consumer Protection Laws
As certain of our current and potential future business activities are directed at consumers or affect the provision of real estate and mortgage-related services provided to consumers by others, we may be subject to a number of federal consumer protection laws, in addition to those referenced above. In addition to the laws and regulations discussed elsewhere in this Regulation section, these laws may include:
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

Table of Contents Glossary Part I. Item 1. Business
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
In July 2013, the U.S. banking regulators promulgated regulations, referred to as the “U.S. Basel III Rules,” to implement significant elements of the Basel framework. The U.S. Basel III Rules, among other things, revise and enhance the U.S. banking agencies’ general risk-based capital rules. Today, the U.S. Basel III Rules assign a risk weight to loans secured by one-to-four family residential properties. Generally, under the U.S. Basel III Rules in place today, the explicit government guarantees (FHA/VA/USDA) receive a 0% risk weight, and Fannie Mae and Freddie Mac related loans receive a 20% risk weight. Non-government-related mortgage exposures secured by a first-lien on a one-to-four family residential property that are prudently underwritten and that are performing according to their original terms receive a 50% risk weighting. All other one-to-four family residential mortgage loans are assigned a 100% risk weight.
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
Most recently, on July 27, 2023, the U.S. federal banking agencies published a notice of proposed rulemaking (“NPR”) to implement the remaining elements of the Basel III recommendations that were developed by the international Basel Committee on Banking Supervision. The proposal applies to all banking organizations with $100 billion or more in total consolidated assets and their subsidiary depositary institutions, and covers risk-weighted asset calculations for credit, market, credit valuation adjustment, and operational risks. As proposed, the NPR would adjust risk weights for low down payment loans that are held in a bank’s portfolio, generally increasing the risk weights for higher LTV loans without taking into account credit enhancement, such as private mortgage insurance, on those loans in determining the risk weighting. Currently, we expect the NPR to have a limited impact on our mortgage insurance business, as most of the loans that we insure are sold to the GSEs. If the NPR is adopted as proposed, the rule is expected to impact how banks allocate capital and could impact the pricing and availability of financial services and products, among other things. While the outcome of the rulemaking process is currently undetermined, if adopted as proposed, banks subject to the rule may be disincentivized to hold loans in portfolio, which could provide greater opportunities for growth in secondary market transactions.

Table of Contents Glossary
Item 1A. Risk Factors
Risks Related to Regulatory Matters
Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity.
In order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. The PMIERs are comprehensive, covering virtually all aspects of the business of a private mortgage insurer, including extensive risk management and operational requirements and the financial requirements discussed below. See “Item 1. Business—Regulation—Federal Regulation—GSE Requirements for Mortgage Insurance Eligibility.” If Radian Guaranty is unable to satisfy the requirements set forth in the PMIERs, including the financial requirements discussed below, the GSEs have significant discretion to impose various remedial measures on Radian Guaranty, including restricting Radian Guaranty from conducting certain types of business with them or in the extreme, suspending or terminating Radian Guaranty’s eligibility to insure loans purchased by the GSEs.
The PMIERs include financial requirements incorporating a risk-based framework that requires a mortgage insurer’s Available Assets to meet or exceed its Minimum Required Assets. Although not required under the PMIERs, to ensure ongoing compliance, mortgage insurers typically have maintained an amount of Available Assets significantly in excess of their Minimum Required Assets, and we refer to such excess as a PMIERs “cushion.” The PMIERs financial requirements include increased financial requirements for defaulted loans, with increasing Minimum Required Assets as defaults age, as well as for performing loans that present a higher likelihood of default and/or certain credit characteristics, such as higher LTVs and lower FICO credit scores.
Radian Guaranty’s PMIERs cushion, and ultimately, its ability to continue to comply with the PMIERs financial requirements could be impacted by, among other factors: (i) the volume and product mix of our NIW; (ii) factors affecting the performance of our mortgage insurance portfolio, including the level of new defaults and prepayments; (iii) for existing defaults, the aging of these existing defaults and whether they are subject to, and remain in, mortgage forbearance programs, and the ultimate losses we incur on new or existing defaults; (iv) the amount of credit that we receive under the PMIERs financial requirements for our third-party reinsurance transactions; and (v) potential amendments or updates to the PMIERs.
The GSEs may amend the PMIERs at any time and also have broad discretion to interpret the PMIERs, which could impact the calculation of Radian Guaranty’s Available Assets and/or Minimum Required Assets. The most recent large-scale revisions to PMIERs became effective in 2019, and the PMIERs have been further updated since then to address specific matters, including the COVID-19 pandemic. We expect the GSEs to continue to update the PMIERs in the future as they may deem necessary. For further information, see “Item 1. Business—Regulation—Federal Regulation—GSE Requirements for Mortgage Insurance Eligibility.”
If Radian Guaranty’s PMIERs cushion is materially decreased, we may be required or otherwise choose to: (i) retain capital in Radian Guaranty and/or contribute additional capital to Radian Guaranty; (ii) alter our strategy with respect to our NIW by limiting the type and volume of business we are willing to write for certain products; or (iii) seek additional capital relief through reinsurance or otherwise, which may not be available on acceptable terms or on terms that would be approved by the GSEs.
Compliance with the PMIERs financial requirements could impact our holding company liquidity if additional capital support for Radian Guaranty is required for Radian Guaranty to increase its PMIERs cushion or maintain compliance. The amount of capital that Radian Group could be required to contribute to Radian Guaranty for these purposes is uncertain but could be significant. See “Our sources of liquidity may be insufficient to fund our obligations.” Further, if Radian Guaranty becomes capital constrained, it may be more difficult for Radian Guaranty to return capital to Radian Group, which would compound the negative liquidity impact to Radian Group of the contributions it may be required to make to Radian Guaranty and leave less liquidity to satisfy Radian Group’s other obligations. Depending on the amount of liquidity that is utilized from

Table of Contents Glossary Part I. Item 1A. Risk Factors
Radian Group, we may be required (or may decide) to seek additional capital by incurring additional debt, issuing additional equity or selling assets, which we may not be able to do on favorable terms, if at all.
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
Loss or threat of loss of Radian Guaranty’s eligibility status with the GSEs would have an immediate and material adverse impact on the franchise value of our mortgage insurance business and our future prospects, as well as a material negative impact on our future results of operations and financial condition.
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
Among other things, our failure to maintain adequate levels of capital in our mortgage insurance or title insurance subsidiaries could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition. In addition, the GSEs and our mortgage insurance customers may decide not to conduct new business with Radian Guaranty (or may reduce current business levels) or impose restrictions on Radian Guaranty if it is not in compliance with applicable state insurance requirements. The franchise value of our mortgage insurance business likely would be significantly diminished if we were prohibited from writing new business or restricted in the amount of new business we could write in one or more states. For additional information about statutory surplus and other state insurance requirements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Mortgage Insurance,” as well as Note 16 of Notes to Consolidated Financial Statements.
The mortgage insurance industry has always been highly competitive with respect to pricing. Our mortgage insurance subsidiaries’ premium rates and policy forms are generally subject to regulation in every state in which they are licensed to transact business. These regulations are intended to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage fair competition in the insurance marketplace. The increased use by the insurance industry generally of risk-based pricing systems that establish premium rates based on more attributes than previously considered, and of algorithms, artificial intelligence and data and analytics, has led to additional regulatory scrutiny of premium rates and of other matters such as discrimination in pricing and underwriting, data privacy and access to insurance. We may be subject to regulatory inquiries or examinations with respect to our mortgage insurance premium rates and policy forms.
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
See “Item 1. Business—Regulation—State Regulation” for more information on existing regulatory requirements and potential further changes to existing requirements that could result if one or more states were to institute the Model Act that was adopted by the NAIC in August 2023.
Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our businesses.
Changes in the GSEs’ business practices and other actions of the FHFA and GSEs can significantly impact the functioning of the housing finance system. Because traditional mortgage insurance is an important component of this system and because our businesses depend on the health of the housing finance system and housing markets in particular, these actions have impacted, and future actions could further impact, our business operations and performance. The FHFA has been

Table of Contents Glossary Part I. Item 1A. Risk Factors
the conservator of the GSEs since 2008 and has the authority to control and direct their operations. Given that the Director of the FHFA is removable by the President at will, the agency’s agenda and its policies and actions are influenced by the then-current administration. The increased role that the federal government has assumed in the residential housing finance system through the GSE conservatorships may increase the likelihood that the business practices of the GSEs change, including through administration changes and actions.
Our current business structure is highly dependent on the GSEs, which are the primary beneficiaries of most of our mortgage insurance policies. Changes in the business practices of the GSEs, which can be implemented by the GSEs acting independently or through the FHFA, could negatively impact our business and financial performance. Examples of potential changes that could impact our business may include, without limitation:
■eligibility requirements for a mortgage insurer to become and remain an approved eligible insurer for the GSEs;
■underwriting standards on mortgages they purchase;
■policies or requirements that may result in a reduction in the number of mortgages they acquire, including benchmarks established by the FHFA for the amount of certain loans that may be purchased by the GSEs;
■the national conforming loan limit for mortgages they acquire, in particular as this limit compares to loan limits set by the FHA;
■the level of mortgage insurance they require;
■the terms on which mortgage insurance coverage may be canceled before reaching the cancellation thresholds established by law, including if the GSEs change or expand their cancellation practices as a result of policy goals, changing risk tolerances or otherwise;
■the terms required to be included in mortgage insurance policies that cover the loans they acquire, including limitations on the ability of mortgage insurers to mitigate losses on insured mortgages that are in default;
■the programs established by the GSEs that are intended to avoid or mitigate loss on insured loans;
■the amount of loan level price adjustments or guarantee fees, which may result in a higher cost to borrowers, that the GSEs charge on loans that require mortgage insurance; and
■the degree of influence that the GSEs have over a mortgage lender’s selection of the mortgage insurer providing coverage.
The GSEs have changed their business practices to support equitable access to, and affordability of, mortgage credit, in particular to low- and moderate-income borrowers and underserved communities. See “Item 1. Business—Regulation—Federal Regulation—Housing Finance Reform and the GSEs’ Business Practices.” As required by the FHFA, each of the GSEs has prepared and filed three-year Equitable Housing Finance Plans that describe each GSE’s planned efforts to advance equity in housing finance, including proposals to reduce mortgage costs for historically underserved borrowers. In accordance with their plans, both Fannie Mae and Freddie Mac have launched their own Special Purpose Credit Programs (“SPCPs”) and have worked with lenders to purchase loans originated through lender SPCPs. While details on any future changes remain uncertain, both Fannie Mae’s and Freddie Mac’s plans note that their programs could consider modifications to mortgage insurance requirements. The plans also include expected activity to address alternative credit and data in underwriting, property appraisals, and title insurance, among others. The FHFA and GSEs expect to continue to update these plans annually. To implement these plans or to otherwise support the FHFA’s mandate regarding increasing the accessibility and affordability of mortgage credit, the GSEs may pursue new products and activities, or alter existing policies and practices, including in ways that could negatively impact Radian Guaranty’s IIF, results of operations or financial condition. In addition, in furtherance of these policy objectives, Radian Guaranty and/or one or more of the mortgage insurers may pursue initiatives outside of their customary business activities, the success of which may be measured based on how well the initiative was able to advance accessibility and affordability of mortgage credit rather than by traditional profitability and return measures. See “Item 1. Business—Regulation—Federal Regulation—Housing Finance Reform and the GSEs’ Business Practices—Administrative Reform—Access and Affordability” for further discussion regarding these and other changes to the GSEs’ business practices.
In February 2022, the FHFA finalized the ERCF, which establishes new increased capital requirements for the GSEs, and the FHFA also has proposed new liquidity requirements for the GSEs. Since finalizing this rule, FHFA has adopted several amendments to the ERCF, most recently by a rule adopted in November 2023. See “Item 1. Business—Regulation—Federal Regulation—Housing Finance Reform and the GSEs’ Business Practices” for further information. Taken together, compliance with the increased capital requirements imposed by the ERCF and the proposed new GSE liquidity requirements could significantly alter the business practices and operations of the GSEs, including potentially resulting in an increase in GSE pricing and a decrease in their use of credit risk transfer. An increase in GSE pricing could make alternatives to the GSEs such as FHA insured loans or the private securitization market more attractive, which could reduce the GSEs’ market position and reduce the number of loans available for private mortgage insurance.
Further, the GSEs may seek to amend the PMIERs financial requirements in the future to better align with the ERCF and the proposed GSE liquidity requirements, once finalized. Changes to the PMIERs to better align with the ERCF could include:

Table of Contents Glossary Part I. Item 1A. Risk Factors
(i) an increase in the level of Radian Guaranty’s required capital and (ii) a decrease in the amount of PMIERs’ capital relief that Radian Guaranty receives for existing or future credit risk transfer transactions, including reinsurance or mortgage insurance-linked notes transactions. It remains uncertain if, when and how the PMIERs ultimately may be amended to better align with the ERCF. For a discussion of these and other potential changes to the PMIERs, see “Item 1. Business—Regulation—Federal Regulation—GSE Requirements for Mortgage Insurance Eligibility.”
The GSEs have in the past and may in the future offer new products and activities in pursuit of their business strategies, including credit risk transfer transactions and structures that compete with private mortgage insurance. If these products or credit risk transfer transactions and structures were to materially displace primary loan level or standard levels of mortgage insurance, the amount of mortgage insurance we write may be reduced, which could negatively impact our franchise value, results of operations and financial condition. See “Item 1. Business—Regulation—Federal Regulation—Housing Finance Reform and the GSEs’ Business Practices” for further discussion, including with respect to a final rule released by the FHFA regarding the process for how it will consider and approve new GSE activities and products.
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

Table of Contents Glossary Part I. Item 1A. Risk Factors
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
From time to time, we change the processes we use to underwrite loans, including by automating certain underwriting processes and relying on information and processes of the GSEs. For example: we rely on information provided to us by lenders that was obtained from automated income verification tools in lieu of requiring traditional income documentation; we also accept GSE appraisal waivers for certain refinance loans that may or may not require an onsite inspection of the property; and for certain purchase transactions, we accept desktop appraisals, when permitted by the GSEs, where the appraiser relies on data obtained from alternative methods or sources to identify property characteristics and condition and does not complete a current inspection of the subject property. Our acceptance of automated processes, valuation alternatives, and verification tools, may produce results that differ from the results that would have been determined using our prior processes and methods, which could affect our pricing and risk assessment. We also continue to further automate our underwriting processes to incorporate risk-informed decision making, and it is possible that our automated processes result in our insuring loans that we would not otherwise have insured under our prior processes or would have insured at a different premium rate.
Additionally, in accordance with industry practice, we generally do not establish reserves in our mortgage insurance business until we are notified that a borrower has failed to make at least two monthly payments when due. Because our mortgage insurance reserving does not account for the impact of future losses that we expect to incur with respect to performing (non-defaulted) loans, our obligation for ultimate losses that we expect to incur at any period end is not reflected in our financial statements, except if a premium deficiency exists. A premium deficiency reserve would be recorded if the present value of expected future losses and expenses exceeds the present value of expected future premiums and already established loss reserves on the applicable loans. As future defaults are not reflected in our mortgage insurance loss reserves, our loss reserves could increase significantly in future periods if we experience a high volume of new defaults in future periods, which would negatively impact our results of operations and financial condition.
If the estimates we use in establishing mortgage insurance loss reserves are incorrect, we may be required to take unexpected charges to income, which could adversely affect our results of operations.
We establish loss reserves in our mortgage insurance business to provide for the estimated cost of future claims on defaulted loans. Setting our loss reserves requires significant judgment by management with respect to the likelihood, magnitude and timing of each potential loss. The models, assumptions and estimates we use to establish loss reserves may not prove to be accurate, especially in the event of an extended economic downturn or a period of market volatility and economic uncertainty. Because claims paid may be substantially different than our loss reserves, our loss reserves may be insufficient to satisfy the full amount of claims that we ultimately have to pay. In the past, changes to our loss reserve estimates have impacted, and could again in the future impact, our results of operations and financial condition.
High levels of defaults and delays in foreclosures could delay our receipt of claims, resulting in an increase in the period of time that a loan remains in our inventory of defaulted mortgage loans, and as a result, the Claim Severity. Generally, foreclosure delays do not stop the accrual of interest or affect other expenses on a loan, and unless a loan is cured during such delay, once title to the property ultimately is obtained and a claim is filed, our paid claim amount may include additional interest and expenses, increasing the Claim Severity. Although the rate of new defaults has largely returned to pre-pandemic levels and many pandemic-related defaulted loans have cured, a portion of the defaulted loans in our insured portfolio remain in COVID-19 mortgage forbearance programs. It is difficult to predict whether these loans will cure, including through modification, when forbearance ends or how many of these loans will result in a claim.
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
Our Loss Mitigation Activities and claims paying practices have in the past resulted in disputes with certain of our customers and in some cases, damaged our relationships with customers, resulting in a loss of business. While these past disputes have been resolved, a risk remains that our Loss Mitigation Activities or claims paying practices could in the future have a negative impact on our relationships with customers or potential customers. Further, disputes with our customers that are not resolved could result in arbitration or judicial proceedings, requiring significant legal expenses. To the extent that past or future Loss Mitigation Activities or our claims paying practices impact our customer relationships, it could result in the potential loss of business and our competitive position could be adversely affected, which could negatively impact our results of operations.

Table of Contents Glossary Part I. Item 1A. Risk Factors
Reinsurance may not be available, affordable or adequate to protect us against losses.
We use reinsurance as a capital and risk management tool. We have distributed risk through traditional quota share and excess-of-loss reinsurance arrangements, as well as to investors through the capital markets using mortgage insurance-linked notes transactions.
The availability and cost of reinsurance are subject to market conditions beyond our control, including reinsurer and investor demand for mortgage credit. No assurance can be given that reinsurance will remain available to us in amounts that we consider sufficient and at rates and upon terms that we consider acceptable. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could cause us to increase the amount of risk we retain, and negatively affect our ability to mitigate losses in our portfolio, the returns we are able to achieve on the business we write and our ability to write future business. Further, reinsurance does not relieve us of our direct liability to policyholders; therefore, if the reinsurer is unable or unwilling to meet its obligations to us, we remain liable to make claims payments to our policyholders. As a result, our reinsurance arrangements do not fully eliminate our obligation to pay claims, and we have assumed counterparty credit risk with respect to our inability to recover amounts due from reinsurers.
We use reinsurance to manage Radian Guaranty’s capital position under the PMIERs financial requirements. Among other benefits, our risk distribution transactions have collectively reduced our required capital, including by significantly reducing our Required Minimum Assets under the PMIERs. The initial and ongoing credit that we receive under the PMIERs financial requirements for these risk distribution transactions is subject to the periodic review of the GSEs and could be influenced by the ERCF, which, in its current form, significantly increases the capital requirements for the GSEs and provides the GSEs with a reduced amount of credit for their own credit risk transfer activities. See “Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our businesses.” If the GSEs revise the PMIERs in the future to align with the final form of the ERCF, such alignment could reduce the credit that Radian Guaranty receives for reinsurance under the PMIERs, which could negatively impact our strategic approach to risk management and risk distribution.
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
Most of our primary IIF consists of policies for which we expect to receive premiums in the future, typically through Monthly Premium Policies, and as a result, a significant portion of our earned premiums are derived from insurance that was written in prior years. The percentage of our insurance certificates that remain in force for a specified period of time, which we refer to as the Persistency Rate, is a significant driver of our future revenues, with a lower overall Persistency Rate generally reducing our future revenues. As a result, the ultimate profitability of our mortgage insurance business is affected by mortgage prepayment speeds for the loans that we insure.
Factors affecting the length of time that our insurance remains in force include:
■prevailing mortgage interest rates compared to the mortgage rates on our IIF, which affects the incentive for borrowers to refinance (i.e., lower current interest rates make it more attractive for borrowers to refinance and receive a lower interest rate);
■the current amount of equity that borrowers have in the homes underlying our IIF:
▪borrowers with significant equity in their homes may refinance their loans without the need for mortgage insurance;
▪the HPA requires servicers to cancel mortgage insurance when a borrower’s LTV ratio meets or is scheduled to meet certain levels, generally based on the original value of the home and subject to various conditions; and
▪the GSEs’ mortgage insurance cancellation guidelines, which apply more broadly than the HPA, allow for cancellation of mortgage insurance, at the borrowers’ request, based on the home’s current value if certain LTV and seasoning requirements are met and the borrowers have an acceptable payment history. Higher home price appreciation increases the likelihood of borrowers reaching the cancellation thresholds, which could negatively impact persistency. For more information about the GSEs’ guidelines and business practices and how they may change, see “Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our businesses.”
■the credit policies of certain lenders, which impact the ability of homeowners to refinance loans; and
■economic conditions that can affect a borrower’s decision to pay off a mortgage earlier than required, including the strength of the housing market, which impacts a borrower’s prospects for selling their existing home and finding a suitable and affordable new home.

Table of Contents Glossary Part I. Item 1A. Risk Factors
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
In our mortgage insurance business, we approve lenders to underwrite mortgage insurance applications based on our mortgage insurance underwriting guidelines. Each lender participating in the delegated underwriting program must be approved by our risk management group, and once we accept a lender into our delegated underwriting program, we allow the lenders to underwrite mortgage insurance applications based on our underwriting guidelines. While we have systems and processes to monitor whether certain aspects of our guidelines are being followed, under this program, a lender could commit us to insure a material number of loans with unacceptable risk profiles before we discover the problem and are able to terminate that lender’s delegated underwriting authority or pursue other rights that may be available to us, such as our rights to rescind coverage or deny claims.
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
Pricing strategies continue to evolve in the mortgage insurance industry. In recent years, mortgage insurers generally have transitioned from a predominantly standard rate-card-based pricing model to the use of proprietary, “black box” pricing frameworks that use a spectrum of filed rates to allow for formulaic, risk-based pricing based on multiple loan, borrower and property attributes that may be quickly adjusted within certain parameters. The use of these granular risk-based pricing methodologies has contributed to a pricing environment that is more dynamic with more frequent pricing changes that can be implemented quickly, as well as an overall reduction in pricing transparency. As a result, we may not be aware of rate changes in the industry until we observe that our volume of NIW has changed. Further, in addition to “black box” pricing, industry pricing practices in recent years have also included an increased use of customized rate plans for certain customers, pursuant to which rates may be awarded to customers for only a limited period of time. The evolution of pricing strategies throughout the industry has resulted in greater volatility in our NIW and a reduction in industry pricing, including our pricing, due to the heightened competition inherent in the use of these pricing tools as compared to prior periods when standard rate cards were most prevalent.
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
Increased pricing competition has lowered the premium yield of our insured portfolio over time as older vintage insured loans with higher premium rates run-off and have been replaced with insured loans with premium rates that generally have been lower. It is possible that pricing competition could further intensify, which could result in a decrease in our projected returns. Our increased use of reinsurance over the past several years has helped to mitigate the negative effect of declining premium rates on our expected returns. However, reinsurance may not always be available or available on terms attractive to us. See “Reinsurance may not be available, affordable or adequate to protect us against losses.”
We also compete with governmental entities, such as the FHA and VA, primarily on the basis of loan limits, pricing, credit guidelines, loss mitigation practices and terms of our insurance policies such as the ability to terminate private mortgage insurance, subject to conditions, as compared to the life-of-loan requirement under FHA policies. These governmental entities typically do not have the same capital requirements or business objectives that we and other private mortgage insurance companies have, and therefore, may have greater financial flexibility or different motivations with respect to pricing that could put us at a competitive disadvantage. In February 2023, the FHA announced a 0.30% reduction in its annual mortgage insurance premium for most new borrowers. This pricing change and other potential future changes in pricing by these governmental entities, or to the terms and conditions of their mortgage insurance or other credit enhancement products, could negatively impact our ability to compete in that market effectively, which could have an adverse effect on our business, financial condition and operating results. See “Item 1. Business—Regulation—Federal Regulation—Housing Finance Reform and the GSEs’ Business Practices” for further discussion of factors that could impact the FHA’s competitive position relative to private mortgage insurance.
In addition, as market conditions change, alternatives to private mortgage insurance may become more prevalent, which could reduce the demand for private mortgage insurance in its traditional form. For example, alternatives to private mortgage insurance could include: investors using risk mitigation and credit risk transfer techniques other than private mortgage

Table of Contents Glossary Part I. Item 1A. Risk Factors
insurance (or accepting credit risk without credit enhancement); lenders and other investors holding mortgages in portfolio and self-insuring; and/or lenders originating mortgages using “piggyback” structures to avoid private mortgage insurance. See “Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our businesses” for risks related to changes in the GSEs’ business practices that could impact our competitive position, including the use of alternatives to traditional mortgage insurance to satisfy their charter requirements related to credit risk.
The competitive environment is extremely challenging given the multitude of factors discussed above. This environment, as well as potential further changes to this evolving environment, could negatively impact our franchise value, business prospects, results of operations and financial condition.
Our NIW and franchise value could decline if we lose business from significant customers.
Our mortgage insurance business depends on our relationships with our customers. Lending customers may decide to write business only with a limited number of mortgage insurers or only with certain mortgage insurers, based on their views with respect to an insurer’s pricing levels and pricing delivery methods, service levels, underwriting guidelines, loss mitigation practices, information security and other compliance programs, financial strength or other factors. Our customers place insurance with us directly on mortgage loans they originate, and they also do business with us indirectly through purchases of mortgage loans that already have our mortgage insurance coverage. Our relationships with our customers may influence both the amount of business they conduct with us directly and their willingness to continue to consider us as an approved mortgage insurance provider for loans that they purchase. For risk management purposes, our lending customers may choose to diversify the mortgage insurers with which they do business which could have a negative impact on our NIW if it results in a market share loss that we are unable to mitigate through volume from new customers or through increases in volume with existing customers.
Further, industry pricing practices in recent years have resulted in greater volatility in the volume we may receive from any particular customer as we may retain, gain or lose customers’ loan volume based solely on the competitiveness of our pricing levels, regardless of other factors such as service levels, underwriting guidelines, loss mitigation practices or financial strength. See “Our mortgage insurance business faces intense competition.”
Finally, we currently offer and may offer in the future products that could be viewed as competitive to products offered by certain of our customers, which could influence a customer’s decision as to whether to do business with us. Loss of a significant customer could result in a loss of market share and negatively impact our results of operations and financial condition.
The current financial strength ratings assigned to our mortgage insurance subsidiaries could weaken our competitive position and potential downgrades by rating agencies to these ratings and the ratings assigned to Radian Group could adversely affect the Company.
Radian Guaranty has been assigned a rating of A3 by Moody’s Investors Service (“Moody’s”), a rating of A- by S&P Global Ratings (“S&P”) and a rating of A- by Fitch Ratings, Inc. (“Fitch”). Radian Group has been assigned a rating of Baa3 by Moody’s, BBB- by S&P and BBB- by Fitch.
We do not believe our ratings have a material effect on our relationships with existing customers currently. However, if financial strength ratings become a more prominent consideration for lenders, we may be competitively disadvantaged by customers choosing to do business with private mortgage insurers that have higher financial strength ratings. In addition, while the current PMIERs do not include a specific ratings requirement with respect to eligibility, failure to maintain a rating for Radian Guaranty that is acceptable to the GSEs could impact Radian Guaranty’s eligibility status under the PMIERs. Further, a downgrade in our financial strength ratings could result in increased scrutiny of our financial condition by the GSEs and/or our customers, potentially resulting in a decrease in the amount of our NIW.
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
The rating agencies continually review the financial strength ratings assigned to Radian Group and its mortgage insurance subsidiaries, and the ratings are subject to change. Financial strength ratings are important to maintaining confidence in our mortgage insurance and in our competitive position. Downgrades to the ratings of our mortgage insurance subsidiaries and/or Radian Group could adversely affect our cost of funds, liquidity, access to capital markets and competitive position. A downgrade in Radian Guaranty’s financial strength rating could result in increased scrutiny by the GSEs and our customers, potentially impacting our NIW. If we are unable to compete effectively in the current or any future markets as a result of the financial strength ratings assigned to our mortgage insurance subsidiaries, the franchise value and future prospects for our mortgage insurance business could be negatively affected.

Table of Contents Glossary Part I. Item 1A. Risk Factors
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
While servicing standards and processes have strengthened since the great financial crisis in 2008, challenging economic and market conditions or periods of economic stress and high mortgage defaults make it more difficult for servicers to effectively service the mortgage loans that we insure, which could reduce their loss mitigation efforts that could help limit our losses. Further, an increase in delinquent loans may result in liquidity issues for servicers. When a mortgage loan that is collateral for a mortgage-backed security becomes delinquent, the servicer is usually required to continue to pay principal and interest to the RMBS investors, generally for four months, even though the servicer is not receiving payments from borrowers. This may cause liquidity issues, especially for non-bank servicers because they do not have the same sources of liquidity that bank servicers have. A transfer of servicing resulting from liquidity issues, may increase the operational burden on servicers, cause a disruption in the servicing of delinquent loans and reduce servicers’ abilities to undertake loss mitigation efforts that could help limit our losses.
Information with respect to the mortgage loans we insure is based in large part on information reported to us by third parties, including the servicers and originators of the mortgage loans, and information provided may be subject to lapses or inaccuracies in reporting from such third parties. In many cases, we may not be aware that information reported to us is incorrect until such time as a claim is made against us under the relevant insurance policy. We may not receive monthly information from servicers for single premium policies, and may not be aware that the mortgage loans insured by such policies have been repaid. We periodically attempt to determine if coverage is still in force on such policies by asking the last servicer of record or through the periodic reconciliation of loan information with certain servicers. It may be possible that our reports continue to reflect, as active, policies on mortgage loans that have been repaid. If we experience a disruption in the servicing of mortgage loans covered by our insurance policies or a failure by servicers to appropriately report the status of a loan, this could impact the amount of assets Radian Guaranty is required to hold under the PMIERs or ultimately contribute to a rise in claims among those loans, which could negatively impact our business, financial condition and operating results.
Under the terms of our Master Policies in place since 2014, mortgage insurance premiums are not required to be paid following an event of default. However, if a defaulted loan then cures and becomes current, all mortgage insurance premiums must also be brought current for our insurance coverage to continue, including all premiums that were not paid during the period following the event of default and through the date of cure. Because premiums must be brought current upon a cure, mortgage servicers typically continue to pay mortgage insurance premiums while loans remain in default, understanding that Radian Guaranty will refund these premiums if the loans fail to cure and ultimately go to claim. If we fail to receive mortgage insurance premiums following mortgage defaults, Radian Guaranty’s cash flow could be materially reduced, potentially requiring Radian Guaranty to liquidate investments at a loss to pay future claims or otherwise requiring us to alter our investment strategy.
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
The amount of new mortgage insurance business we write and real estate transactions we support through our homegenius business depends, among other things, on a steady flow of low down payment mortgages that require private mortgage insurance and on the volume of real estate transactions that benefit from our services or products. The volume of mortgage originations is impacted by macroeconomic conditions and specific events that impact the housing finance and real estate markets, most of which are beyond our control, including housing prices, inflationary pressures, unemployment levels, interest rate changes, the availability of credit, other national and regional economic conditions and geopolitical events. In “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” see “Overview—Current Operating Environment” and “Key Factors Affecting Our Results—Mortgage Insurance.” Factors affecting the volume of low down payment mortgages include:
■the health and stability of the financial services industry;

Table of Contents Glossary Part I. Item 1A. Risk Factors
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
Our homegenius businesses expose us to certain risks that may negatively affect our results of operations and financial condition, including, among others, the following:
■Our homegenius businesses are heavily focused on digital products and services, including proprietary platforms as a service solutions, that depend on our ability to develop, launch and implement new and innovative technologies and digital solutions. As a result, this business is particularly exposed to: challenges associated with new and rapidly evolving technologies and business environments; the long sales cycle associated with, and customer acceptance of, our digital product and service offerings; the costs associated with the development and launch of these technologies and products; our ability to successfully integrate new technologies into our existing systems; and the risk that our digital product and services offerings fail to operate as expected or planned or expose us to additional cybersecurity or third-party risks;
■Our homegenius businesses depend on our relationships with our customers. Our homegenius revenue currently is dependent on a limited number of large customers that represent a significant proportion of our homegenius total revenues. The loss or reduction of business from one or more of these significant customers could adversely affect the level of our homegenius revenues. In addition, Radian Guaranty does business with many of these significant customers. In the event of a dispute between a significant customer and either of our business segments, the overall customer relationship for Radian could be negatively impacted;
■Due to the transactional nature of our business, our homegenius segment revenues are subject to fluctuation from period to period and are difficult to predict;
■The services we offer through our homegenius businesses are influenced by the level of overall activity in the mortgage, real estate and mortgage finance markets generally. When real estate transaction volumes decline, as occurred during 2023, we are likely to experience less demand for our real estate and title services;
■homegenius Real Estate is a licensed real estate brokerage and provides real estate brokerage services in all 50 states and the District of Columbia. As a licensed real estate brokerage, homegenius Real Estate receives residential real estate information from various multiple listing services. homegenius Real Estate receives this information, which it uses in its business to provide real estate services (e.g., home search and brokering real estate transactions) and provide valuation products and services that comprise many of our homegenius product offerings, pursuant to the terms of agreements with the multiple listing service (“MLS”) providers. If these agreements were to terminate or homegenius Real Estate otherwise were to lose access to this information, it could negatively impact homegenius Real Estate’s ability to conduct its business and our future real estate strategies. In addition to MLS data, we depend on access to data from a variety of other external sources to maintain our databases and grow our businesses. If we were to lose access to one or more of these data sources, the quality, pricing and availability of our homegenius products and services may be negatively impacted;
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

Table of Contents Glossary Part I. Item 1A. Risk Factors
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
Our success depends, in part, upon our intellectual property rights. We rely primarily on a combination of copyrights, trade secrets, trademarks, nondisclosure and other contractual restrictions on copying, distributing and creating derivative products to protect our proprietary technology and information. This protection is limited, and our intellectual property could be used by others without our consent. In addition, although we have patents pending and may file future patent applications, patents may not be issued, and, if issued may not prevent the development of competitive products. Any infringement, disclosure, loss, invalidity of or failure to protect our intellectual property could have a material adverse effect on our business, financial condition and results of operations. Moreover, litigation may be necessary to enforce or protect our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could be time-consuming, result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations.
We face risks associated with our mortgage conduit business.
Our mortgage conduit business is conducted through Radian Mortgage Capital, which acquires and aggregates residential mortgage loans with the intention of then selling the loans directly to mortgage investors or distributing them into the capital markets through private label securitizations. To date, Radian Mortgage Capital has only executed the distribution of loans through sales to mortgage investors. Subject to market conditions, Radian Mortgage Capital also expects to distribute the loans into the capital markets through private label securitizations in the future. Radian Mortgage Capital finances its acquisition of residential mortgage loans primarily by utilizing short-term uncommitted debt under the Master Repurchase Agreements. Radian Mortgage Capital is the master servicer for the loans it acquires and has engaged a subservicer to manage the day-to-day servicing operations for its acquired mortgage loan portfolio. As a result of our mortgage conduit business, we are exposed to certain risks that may negatively affect our results of operations and financial condition, including, among others, the following:
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
▪Changes in interest rates and other factors could cause the cost of financing a mortgage asset to exceed the income generated by that mortgage asset. An increase in interest rates generally increases the overall cost to finance our acquisitions of mortgage loans and reduces the fair value of mortgage loans pledged as collateral for our payment obligations.
▪We have an interest rate risk hedging program and seek to hedge interest rate risks associated with our acquisition and temporary retention of mortgage assets; however, changes in interest rates, securities spreads and other factors could cause net losses on the mortgage assets and our hedge position. Given the uncertainty of future market conditions, there can be no assurance that our hedging activity will be fully effective.
■Under our Master Repurchase Agreements we pledge mortgage assets as security for our payment obligations, and these agreements contain margin requirements that require us to pledge additional collateral if the value of previously pledged collateral declines below certain levels. Therefore, if the value of the collateral decreases below certain levels, we could be required to satisfy a margin call under the Master Repurchase Agreements. In addition, certain of our hedges are also subject to margin calls. As the conduit business grows, any of these margin calls could have a material adverse effect on Radian Mortgage Capital’s liquidity position and could require Radian Group to satisfy the margin requirements pursuant to its guarantee of Radian Mortgage Capital’s obligations under the Master Repurchase Agreements or through capital contributions to Radian Mortgage Capital, which could impact Radian Group’s available liquidity. See “Our sources of liquidity may be insufficient to fund our obligations.”
■If the secondary markets for mortgages or for residential mortgage-backed securities experiences any significant disruption or illiquidity, we might be unable to sell our mortgage assets in a timely manner or at anticipated prices, and we

Table of Contents Glossary Part I. Item 1A. Risk Factors
may be forced to hold and finance a larger inventory of mortgage assets than we anticipate, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.
■Because we do not originate residential loans, the growth of our mortgage conduit business may be limited if mortgage loans generally are not available for purchase. Mortgage loan originations fluctuate from period to period, and a reduced volume of loan originations that satisfy our acquisition guidelines may make it difficult for us to acquire loans.
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
■We rely on a third-party service provider to service the mortgage loans for which we hold the right to service and serve as the master servicer. Our reliance on this third-party servicer exposes us to certain risks, including the risk that the subservicer may not properly service the loan in compliance with applicable laws and regulations or the contractual provisions governing their subservicing role, in which case we may be held liable for the subservicer’s improper acts or omissions. Failure to take steps to ensure that third-party servicers are servicing the loans we acquire appropriately could expose us to penalties or other claims or enforcement actions that could negatively impact our business prospects, results of operations and financial condition.
■Under the Investment Company Act of 1940, an investment company is required to register with the SEC and is subject to extensive restrictive regulations relating to, among other things, operating methods, management, capital structure, dividends, and transactions with affiliates. We intend to conduct our businesses and operations so that Radian Mortgage Capital is not required to register as an investment company under the Investment Company Act of 1940. Failure to continue to qualify for exemption from the Investment Company Act of 1940 could result in significant restrictions on our business activities, prohibitions from engaging in certain business activities and subject us to burdensome compliance requirements and have a material adverse effect on our business prospects, results of operations and financial condition.
If the models used in our businesses are inaccurate, it could have a material adverse impact on our business, results of operations and financial condition.
We employ proprietary and third-party models for a wide range of purposes, including, among others, the following: projecting losses, premiums, expenses, and returns; pricing products; estimating reserves; evaluating risk; determining internal capital requirements; and performing stress testing. These models rely on estimates, projections and assumptions that are inherently uncertain and may not always operate as intended. This can be especially true when extraordinary events occur such as periods of extreme inflation, pandemics, or environmental disasters related to changing climatic conditions. In addition, our models are being continuously updated over time. Changes in models or model assumptions could lead to material changes in our future expectations, returns, or financial results. The models we employ are complex, which could increase our risk of error in their design, implementation, or use. Also, the associated data, assumptions and calculations that we input into our models may not always be correct or accurate and the controls we have in place to mitigate these risks may not be effective in all cases. The risks related to our models may increase when we change assumptions, methodologies, or modeling platforms. Moreover, we may use information we receive through enhancements to refine or otherwise change existing assumptions and/or methodologies.
Actual or perceived instability in the financial services industry or non-performance by financial institutions or transactional counterparties could materially impact our business.
We routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, reinsurers, and our customers. Many of these transactions expose us to credit risk and losses in the event of a default by a counterparty or customer. Any such losses could have a material adverse effect on our financial condition and results of operations.
Limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry with which we do business, or concerns or rumors about the possibility of such events, have in the past and may in the future lead to market-wide liquidity problems. Such conditions may negatively impact our results and/or financial condition. While we are unable to predict the full impact of these conditions, they may lead to among other things: disruption to the mortgage market, delayed access to deposits or other financial assets; losses of deposits in excess of federally-insured levels; reduced access to, or increased costs associated with, funding sources and other credit arrangements adequate to finance our current or future operations; increased regulatory pressure; the inability of our counterparties and/or customers to meet their obligations to us; economic downturn; and rising unemployment levels.

Table of Contents Glossary Part I. Item 1A. Risk Factors
Risks Related to the Economic Environment
The credit performance of our mortgage insurance portfolio is impacted by macroeconomic conditions and specific events that affect the ability of borrowers to pay their mortgages.
Mortgage defaults occur due to a variety of specific events affecting individual borrowers, including death or illness, divorce or other family-related factors and unemployment, among other events. While mortgage defaults can and do occur in any economic environment, there is a high correlation between the overall health of the economy and the performance of our mortgage insurance portfolio. As a result, our results are particularly influenced by macroeconomic conditions and specific events that impact the housing finance and real estate markets, including events that impact mortgage originations and the credit performance of our mortgage insurance portfolio, most of which are beyond our control, including housing prices, inflationary pressures, unemployment levels, interest rate changes, the availability of credit and other national and regional economic conditions. These conditions may be created or exacerbated by: acts of terrorism, war or other geopolitical conditions and conflicts; event-specific economic depressions; U.S. debt ceiling and budget deficit concerns; severe weather events and natural disasters, which may continue to increase in severity and frequency due to climate change; and other catastrophic events such as pandemics or epidemics. In general, challenging economic conditions increase the likelihood that borrowers will not have sufficient income to satisfy their mortgage obligations.
A decline in home prices can occur due to deteriorating economic conditions or other factors that reduce the demand for homes, such as changes in buyers’ perceptions of the potential for future home price appreciation, restrictions on and the cost of mortgage credit due to more stringent underwriting standards, higher interest rates, changes to the tax deductibility of mortgage interest, decreases in the rate of household formations, or other factors. Declining housing values can influence the willingness of borrowers to continue to make mortgage payments despite having the financial resources to do so. A decline in home values typically makes it more difficult for borrowers to sell or refinance their homes, increasing the likelihood that a default will result in a claim. Declining housing values also may impact the effectiveness of our loss mitigation actions. The amount of the loss we could suffer depends in part on whether the home of a borrower who defaults on a mortgage can be sold for an amount that will cover the unpaid principal balance, interest and the expenses of the sale. Any of these events may have a material adverse effect on our business, results of operations and financial condition.
Currently, inflation and interest rates in the U.S. continue to be elevated, although inflation has moderated from its 40-year high in 2022 and interest rates have decreased from their recent peak in the latter part of 2023. In addition to these macroeconomic conditions, future volatility may occur due to, among other factors, declining home prices, the risk of higher unemployment rates and political conditions. Unfavorable macroeconomic developments and the other factors cited above have had in the past, and in the future may have again, a material negative impact on our results of operations and financial condition.
Our success depends, in part, on our ability to manage risks in our investment portfolio.
Our investment portfolio is an important source of revenue and is our primary source of claims paying resources. Although our investment portfolio consists primarily of highly-rated fixed income investments, we may not achieve our investment objectives because our investment strategy is affected by factors beyond our control, such as general macroeconomic conditions, geopolitical events, domestic political conditions and tax policies, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and credit spreads and, consequently, the value of our fixed income securities and the level of our net investment income.
Volatility or lack of liquidity in the markets in which we invest has at times reduced the market value of some of our investments, including as a result of the disruption in the financial markets following the onset of the COVID-19 pandemic and more recently, inflationary and interest rate trends and actual or perceived instability in the financial services industry. The value of our investment portfolio is subject to market risk and may be adversely affected by other factors outside of our control, such as ratings downgrades, bankruptcies and credit spreads widening, any of which may cause unrealized or realized losses. When the credit environment deteriorates, the risk of impairments of our investments increases. Disruption and volatility in the financial markets, including the sharp increases in market interest rates we experienced in 2022 and 2023, could also have a material adverse effect on our liquidity, financial condition and results of operations. See “Our reported earnings, stockholders’ equity and book value per share are subject to fluctuations based on changes in our investments that require us to adjust their fair market value.”
Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, potential political instability or the perceived inability of the U.S. government to legislate on matters in a timely fashion, there is the threat that potential future federal government shutdowns or the possibility of the federal government defaulting on its obligations for a short period of time due to debt ceiling limitations or other issues could pose general credit and liquidity risks for investments in financial instruments issued or guaranteed by the federal government. Any potential downgrades by rating agencies in long-term sovereign credit ratings, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions worldwide.

Table of Contents Glossary Part I. Item 1A. Risk Factors
For the significant portion of our investment portfolio held by our insurance subsidiaries, to receive favorable treatment under insurance regulatory requirements and full credit as Available Assets under the PMIERs, we generally are limited to investing in investment grade fixed income investments with yields that reflect their lower credit risk profile. Because we depend on our investments as a source of revenue, a prolonged period of lower than expected investment yields has an adverse impact on our revenues and could adversely affect our results of operations. Further, future updates to the insurance regulatory requirements or the PMIERs could restrict our investment choices, which could negatively impact our investment strategy.
In addition, we structure the maturities of investments in our investment portfolio to satisfy our expected liabilities, including claim payments in our mortgage insurance business. If we underestimate our future claim payments or other liabilities or improperly structure our investments to meet these liabilities, we could have unexpected losses resulting from the forced liquidation of investments before their maturity, which could adversely affect our results of operations.
Climate change and extreme weather events could adversely affect our businesses, results of operations and financial condition.
Our businesses, results of operations and financial performance could be adversely impacted by climate change and extreme weather events, especially if these occurrences negatively impact the overall real estate market and the broader economy. Climate change may increase the frequency and severity of natural disasters such as hurricanes, tornadoes, floods and forest fires and drive other ecologically related changes such as rising sea waters, which in turn could negatively affect regional economies in ways that impact home values or unemployment, and therefore, the credit performance of the mortgages we insure in affected areas. In addition, the inability of a borrower to obtain hazard and/or flood insurance, or the increased cost of such insurance, could lead to an increase in delinquencies or a decrease in home prices in the affected areas. If we were to attempt to limit our new insurance written in affected areas, lenders may choose not to do business with us. Natural disasters could also lead to increased reinsurance rates or reduced availability of reinsurance. This may cause us to retain more risk than we otherwise would retain and could negatively affect our compliance with financial requirements.
The FHFA has previously instructed the GSEs to designate climate change as a priority concern and actively consider its effects in their decision making. More recently, including as part of the 2024 GSE Scorecard, the FHFA has instructed the GSEs to explore the affordability and availability of property insurance to identify opportunities to mitigate risk while furthering sustainable homeownership. It is uncertain whether these efforts will result in any GSE guideline or mortgage insurance policy changes that could materially impact the volume and characteristics of our NIW (including the terms of our Master Policy), home prices in certain areas and defaults by borrowers in certain areas.
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
We have holdings of trading securities, equity securities, mortgage loans held for sale and short-term investments that we carry at fair value. Because the changes in fair value of these financial instruments are reflected on our statements of operations each period, they affect our reported earnings and can create earnings volatility. In addition, we increase or decrease our stockholders’ equity by the amount of change in the unrealized gain or loss (the difference between the fair value and the amortized cost) of our available for sale securities portfolio, net of related tax, under the category of accumulated other comprehensive income (loss). As a result, a decline in the fair value of our available for sale portfolio may result in a decline in reported stockholders’ equity, as well as book value per common share. Among other factors, interest rate changes, market volatility and declines in the value of underlying collateral will impact the value of our investments, potentially resulting in unrealized losses that could negatively impact our results of operations and stockholders’ equity. These negative impacts will occur even though the securities are not sold. Also, in the event there are credit loss-related impairments, the credit loss component and subsequent recoveries, if any, are recognized in earnings.
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
As discussed above under “Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity,” compliance with the PMIERs financial requirements could impact our holding company liquidity if additional capital support for Radian Guaranty is required

Table of Contents Glossary Part I. Item 1A. Risk Factors
for it to maintain this compliance. The amount of capital that Radian Group could be required to contribute to Radian Guaranty for this purpose is uncertain but could be significant.
In addition, Radian Mortgage Capital has entered into the Master Repurchase Agreements to finance its acquisition of residential mortgage loans, and Radian Group has guaranteed the obligations of certain of its subsidiaries under these loan repurchase facilities. As discussed above under “We face risks associated with our mortgage conduit business,” a decline in the value of collateral pledged under these agreements and our hedging agreements could trigger a margin call and require Radian Mortgage Capital to pledge additional collateral under these arrangements, which Radian Mortgage Capital may be unable to satisfy without a capital contribution from Radian Group. Any capital contribution could be significant in amount as this business grows.
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
Our revolving credit facility and the Parent Guarantees we provide for the Master Repurchase Agreements to finance loan purchases in our mortgage conduit business contain covenants that are restrictive and could limit our operating flexibility. A default under our credit facility or these Parent Guarantees could trigger an event of default under the terms of our senior notes. We may not have access to funding under our credit facility when we require it.
Radian Group is a party to a $275 million unsecured revolving credit facility with a syndicate of bank lenders. As of December 31, 2023, no borrowings were outstanding under the credit facility.
The credit facility contains customary representations, warranties, covenants, terms and conditions. Our ability to borrow under the credit facility is conditioned on the satisfaction of certain financial and other negative and affirmative covenants, including covenants related to minimum net worth and statutory capital, a maximum debt-to-capitalization level, repayment or refinancing of our senior notes at or prior to their maturity, and limitations on our ability to incur additional indebtedness, make investments, create liens, transfer or dispose of assets and merge with or acquire other companies. The credit facility also requires that Radian Guaranty remain eligible under the PMIERs to insure loans purchased by the GSEs. A failure to comply with these covenants or the other terms of the credit facility could result in an event of default, which could: (i) result in the termination of the commitments by the lenders to make loans to Radian Group under the credit facility and (ii) enable the lenders to declare, subject to the terms and conditions of the credit facility, any outstanding obligations under the credit facility to be immediately due and payable.
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
In connection with our mortgage conduit, Radian Group has entered into the Parent Guarantees that guarantee the obligations of certain of its subsidiaries pursuant to the Master Repurchase Agreements. Under these Parent Guarantees, Radian Group is subject to negative and affirmative covenants customary for this type of financing transaction, including compliance with financial covenants that are generally consistent with the comparable covenants in the Company’s revolving credit facility, as discussed above.
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
Our business is highly dependent on the effective operation of our information technology systems, which are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyberattacks and security incidents or breaches, catastrophic events and errors in usage. Although we have disaster recovery and business continuity plans in place, we may not be able to adequately execute these plans in a timely fashion. Further, as various systems, technologies, software and applications become outdated or new technology is required, including as a result of end-of-life or end-of-support, we may not be able to replace or introduce them as quickly as needed or in a cost-effective and timely manner.
Our customers generally require that we provide an increasing number of our products and services electronically and, as such, we are dependent on e-commerce and other technologies to deliver our products and services. Our ability to meet the needs of our customers depends on our ability to keep pace with technological advances and to invest in new technology as it becomes available or to otherwise upgrade our technological capabilities. Accordingly, we may not satisfy our customers’ requirements if we fail to invest sufficient resources or are otherwise unable to maintain and upgrade our technological capabilities. Further, customers may choose to do business only with business partners with which they are technologically compatible and may choose to retain existing relationships with mortgage insurance or mortgage and real estate services providers rather than invest the time and resources to on-board new providers. As a result, technology can represent a potential barrier to signing new customers. We are also dependent on our ongoing relationships with key technology providers, including their products and technologies, and their ability to support those products and technologies. The inability of these providers to successfully provide and support those products could have an adverse impact on our business and results of operations.
Because we rely on our information technology systems for many critical functions, including connecting with our customers, if such systems were to fail, experience a prolonged interruption or become outmoded, we may experience a significant disruption in our operations and in the business we receive, which could have a material adverse effect on our business, reputation and future prospects, financial condition and operating results.
We could incur significant liability or reputational harm if the security of our information technology systems, or of our third-party vendors or service providers, is breached, including as result of a cyberattack, or we otherwise fail to protect confidential information, including personally identifiable information that we maintain.
We rely on information technology systems to process, transmit, store and protect the electronic information, financial data and proprietary models that are critical to our business. Furthermore, a significant portion of the communications and business transmissions between us and our employees, customers, business partners and service providers depends on information technology and electronic information exchange.
Our transition to a hybrid work environment has further increased our reliance on information technology and our exposure to the risk of cybersecurity threats and data security incidents.
Our information technology systems may be vulnerable to physical or electronic intrusions. We experience cyber activity directed at our computer systems, software, networks and network users on a daily basis. This malicious activity includes attempts at unauthorized access, implantation of computer viruses or malware and denial-of-service attacks that are intended to lead to interruptions and delays in our service and operations, as well as loss, misuse or theft of personal information and other data, confidential information or intellectual property. In addition, on a global scale, other forms of social engineering and insider threats designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or to cause other damage have also grown in volume and level of sophistication. Such attacks may also increase in response to actions taken by the U.S. in response to geopolitical events, including the conflicts between Russia and Ukraine and the Israeli-Hamas war. The risks of cyberattacks and information security incidents and breaches continue to increase in businesses such as ours due to, among other things, the proliferation of new technologies and the use of digital channels to conduct our business, including connectivity with customer devices that are beyond our security control systems and the use of portable computers or mobile devices which can be stolen, lost or damaged. We expect attacks to continue accelerating in both frequency and sophistication with increasing use by actors of tools and techniques that could hinder our ability to identify, investigate and recover from incidents.
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
We and many of the third parties we work with rely on open-source software and libraries that are integrated into a variety of applications, tools and systems, which may increase our exposure to vulnerabilities. Additionally, outside parties may

Table of Contents Glossary Part I. Item 1A. Risk Factors
use social engineering or fraudulent communications to employees, vendors, partners, or users to try and obtain sensitive or confidential information in order to gain access to data. Any attempt by bad actors to obtain our data or intellectual property, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation.
As part of our business, we, and certain subsidiaries, affiliates, and third-party vendors maintain large amounts of confidential information, including personally identifiable information on borrowers, consumers and our employees. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state laws governing the protection of personally identifiable information, and to significant contractual commitments with our customers. These laws and regulations are increasing in complexity and number and the contractual commitments are increasing in requirements and in demands on our businesses. If the security of our information technology or the technology of our third-party vendors is breached, including as a result of a cyberattack, it could result in the loss or misuse of this information, which could, in turn, result in potential regulatory actions or litigation, including material claims for damages, as well as interruption to our operations and damage to our customer relationships and reputation. While we have information security policies, controls and systems in place in order to attempt to prevent, detect and respond to unauthorized use or disclosure of confidential information, including personally identifiable information, there can be no assurance that such unauthorized use or disclosure will not occur either through the actions of third parties or our employees. Any cybersecurity event or other compromise of the security of our information technology systems, or unauthorized use or disclosure of confidential information, could subject us to liability, regulatory scrutiny and action, damage our reputation and negatively affect our ability to attract and maintain customers, and could have a material adverse effect on our business prospects, financial condition and results of operations.
We use statistical models, including artificial intelligence and machine learning models, to assist our decision making in key areas, such as underwriting, claims and pricing, but actual results could differ materially from the model outputs and related analyses.
We use various modeling and advanced learning techniques along with data analytics to analyze and estimate loss trends and other risks associated with our underwriting and claims operations. We use the modeled outputs and related analyses to assist us in certain decisions involving underwriting, pricing, claims, reserving and risk distribution. Our modeled outputs and related analyses may contain inaccuracies which could adversely affect our businesses. As with many technological innovations, artificial intelligence (‘’AI”) and machine learning present risks and challenges that could affect their adoption as well as our business. The assumptions used in deriving modeled outputs and related analyses are subject to risks and uncertainties, including, limitations of historical internal and industry data as well as increased risks associated with intellectual property infringement or misappropriation, data privacy and operational risks. Additionally, in general, AI algorithms may be flawed and datasets underlying AI algorithms may be insufficient or may contain biased information. If our use of AI, machine learning and statistical models produce analyses or recommendations that are or are alleged to be deficient, inaccurate, or biased, it could subject us to liability or regulatory scrutiny, and our reputation, business, financial condition, and results of operations may be adversely affected.
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
We operate in highly regulated industries that are subject to a heightened risk of litigation and regulatory proceedings. From time to time we are a party to material litigation and also are subject to legal and regulatory claims, assertions, actions, reviews, audits, inquiries and investigations. Additional lawsuits, legal and regulatory proceedings and inquiries and other matters may arise in the future. The outcome of existing and future legal and regulatory proceedings and inquiries and other matters could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief which could require significant expenditures or have a material adverse effect on our business prospects, results of operations and financial condition. See “Item 1. Business—Regulation,” “Item 3. Legal Proceedings” and Note 13 of Notes to Consolidated Financial Statements.
We rely on our management team and our business could be harmed if we are unable to retain qualified personnel or successfully develop and/or recruit their replacements.
Our success depends, in part, on the skills, working relationships and continued services of our management team and other key personnel, any of whom could terminate his or her relationship with us at any time. Competition for personnel is

Table of Contents Glossary Part I. Item 1A. Risk Factors
intense and has further increased in light of evolving labor and employment trends, including but not limited to the increase in remote, hybrid or other alternative flexible work arrangements and in many jurisdictions, laws and regulations aimed at limiting or eliminating the enforceability of non-competition and other restrictive covenants with employees. As a result of the flexible working arrangements within many industries, including ours, there is a higher likelihood that highly skilled individuals may seek to change employers in pursuit of greater opportunities or greater benefits. In the current labor and employment environment, it may be more difficult to retain key personnel or to attract new resources who now may have greater optionality among potential employers given the ability to work from home.
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
■the risk of reputational harm if the strategic transaction or initiative fails to increase our market value; and
■the risk that any of the above could alter our risk profile or perceived financial strength such that we experience ratings downgrades or other unfavorable changes in how we are perceived by our customers, regulators, counterparties and other stakeholders.

Table of Contents Glossary
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Governance and Risk Management
Information security is a significant operational risk for financial institutions such as Radian and includes the risk of loss resulting from cyberattacks.
To help mitigate this risk, Radian has designed and maintains an Information Security Program that is intended to protect our corporate data as well as data entrusted to us by our customers and partners. The Information Security Program is built on a risk-based approach that identifies and prioritizes cyber threats based on their potential impact on our strategy, operations, and assets. This program extends across all business lines and encompasses written policies on cybersecurity.
The Company has assigned executive ownership of and accountability for the Information Security Program to the Chief Information Security Officer, who leads a dedicated team of trained staff to protect the confidentiality, integrity and availability of information assets. Our Chief Information Security Officer has over 20 years of diverse industry experience, including serving in similar roles overseeing cybersecurity programs, as well as serving in numerous board and advisory capacities. Several members of the Information Security team hold advanced degrees as well as industry-recognized certifications in cybersecurity and related disciplines. The Information Security Program also utilizes third-party managed security services where appropriate.
Our Information Security Program utilizes multiple layers of security controls that are intended to protect information assets and operations. As a guideline to manage our cybersecurity-related risk, we use the National Institute of Standards and Technology Cybersecurity Framework, which outlines information security measures and controls over five functions: Identify, Protect, Detect, Respond and Recover. This does not imply that we meet any particular technical standards, specifications, or requirements. Our risk management process is designed for the purpose of identifying, assessing and mitigating potential threats and uncertainties that may impact the achievement of our business objectives. This process involves engaging relevant stakeholders, conducting regular risk assessments, and staying informed about industry-specific risks and market trends. Identified risks are evaluated based on their potential impact and likelihood of occurrence.
As a Company, we have developed key security services, including data governance, encryption, vulnerability management, systems and network monitoring, access controls, application security, threat detection, incident response, employee awareness training, and assessment of our third-party service providers. We regularly test our incident response readiness and reporting through tabletop exercises, external and internal penetration testing and internal security testing so that identified risks and incidents are escalated and communicated for appropriate remediation activities that are intended to reduce risks to an acceptable level.
Our board of directors has ultimate oversight of cybersecurity risk, which it manages in coordination with our Risk Committee as part of our enterprise risk management program. The Risk Committee regularly reviews the Company’s enterprise risk management program and Information Security Program with management and reports to the board of directors.
To maintain governance and oversight over the Information Security Program, we have established an Information Security Council and Executive Information Security Committee composed of our Chief Information Security Officer and colleagues with experience, education and ongoing training in information security, cybersecurity risk and information governance. We also utilize both internal and external auditors to provide independent assessments of our Information Security Program. Cybersecurity incidents are reviewed at least quarterly by management, the appropriate executive committees and the board of directors or its committees. The Chief Information Security Officer reports directly to our General Counsel and presents at least annually to the Company’s full board of directors about the overall effectiveness of the Information Security Program, as well as quarterly to the Risk Committee of the Company’s board of directors. Radian’s board of directors approves the written Information Security Policy and Information Security Program documents annually. Collectively, these documents describe the structure, scope, organization and requirements of the Information Security Program, as well as the responsibility and authority of the Chief Information Security Officer.
During the reporting period, we were not impacted by any cybersecurity incidents that we believe are reasonably likely to materially affect our business strategy, results of operations, or financial condition.
While the Information Security Program is reasonably designed to mitigate the risk of cybersecurity events, we cannot provide assurance that we will not be subject to a cybersecurity event. In “Item 1A. Risk Factors,” see “We could incur significant liability or reputational harm if the security of our information technology systems, or of our third-party vendors or service providers, is breached, including as result of a cyberattack, or we otherwise fail to protect confidential information, including personally identifiable information that we maintain.”

Table of Contents Glossary
Item 2. Properties
In addition to leases of other properties and facilities to support our business operations, we currently lease approximately 30,000 square feet of office and storage space for our corporate headquarters, located at 550 East Swedesford Road, Suite 350, in Wayne, Pennsylvania. This property is used by both our reportable segments and our corporate functions.
During 2021, in connection with our shift to a more flexible hybrid work environment following the onset of the COVID-19 pandemic, we made the decision to exit, and actively market for sublease, our former corporate headquarters comprised of 150,000 square feet of leased office and storage space at 1500 Market Street, West Tower, in Philadelphia, Pennsylvania. We have entered into agreements to sublease some of the vacated office space and continue to actively market the remaining space for sublease. In the future, we may choose to enter into additional sublease arrangements with regard to our other leased office locations.
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
Item 4. Mine Safety Disclosures
Not applicable.

Table of Contents Glossary
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RDN.” At February 21, 2024, there were 151,498,098 shares of our common stock outstanding and 61 holders of record.
During 2022 and 2023, we declared and paid a quarterly cash dividend of $0.20 and $0.225 per share, respectively. In February 2024, Radian Group’s board of directors authorized an increase in our quarterly cash dividend from $0.225 to $0.245 per share. We presently expect to continue to declare a regular quarterly dividend on our common stock. For information on Radian Group’s ability to pay dividends, see “Limitations on Payments of Dividends” below and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Analysis—Holding Company—Dividends and Dividend Equivalents.”
Information in Item 12 of this report under the caption “Equity Compensation Plans” is incorporated herein by reference.
Unregistered Sales of Equity Securities
In the last three years, no equity securities of the Company were sold that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended December 31, 2023.

Share repurchase program

($ in thousands, except per-share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
Period
10/1/2023 to 10/31/2023	2,458,971	$25.86	2,447,222	$166,739
11/1/2023 to 11/30/2023	595	27.13	—	166,739
12/1/2023 to 12/31/2023	1,973	28.26	—	166,739
Total	2,461,539		2,447,222
(1)Includes 14,317 shares tendered by employees for payment of taxes withheld on the vesting of certain RSUs granted under the Company’s equity compensation plans.
(2)In January 2023, Radian Group’s board of directors approved a share repurchase program authorizing the Company to spend up to $300 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. During the three months ended December 31, 2023, the Company purchased 2.4 million shares at an average price of $25.86, including commissions. See Note 14 of Notes to Consolidated Financial Statements for additional details on our share repurchase plan.
Limitations on Payment of Dividends
Radian Group is not subject to any legal or contractual limitations on its ability to pay dividends except as described below. The Company is subject to dividend limitations generally applicable to corporations that are incorporated in Delaware. In addition, pursuant to Radian Group’s revolving credit facility and the Parent Guarantees, Radian Group is permitted to pay dividends so long as no event of default exists and the Company is in pro forma compliance with the applicable financial covenants in the agreements on the date a dividend is declared. See Note 12 of Notes to Consolidated Financial Statements for additional details.
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
Overview
We are a mortgage and real estate company with two reportable business segments—Mortgage Insurance and homegenius.
Our Mortgage Insurance segment aggregates, manages and distributes U.S. mortgage credit risk for the benefit of mortgage lending institutions and mortgage credit investors, principally through private mortgage insurance on residential first-lien mortgage loans, and also offers other credit risk management solutions, including contract underwriting, to our customers. Our homegenius segment offers an array of title, real estate and real estate technology products and services primarily to consumers, mortgage lenders, mortgage and real estate investors, the GSEs, real estate brokers and agents, and corporations for their employees.
See Note 4 of Notes to Consolidated Financial Statements for additional information about our businesses. See “Key Factors Affecting Our Results” below for information about the key drivers that affect our performance.
Current Operating Environment
As a mortgage and real estate company, our business results are subject to macroeconomic conditions and specific events that impact the housing, housing finance and residential real estate markets and the credit performance of our mortgage insurance portfolio, as well as seasonal fluctuations impacting mortgage and real estate markets. Among others, these factors may include home prices and housing supply, inflationary pressures, interest rate changes, unemployment levels, the volume of mortgage originations and the availability of credit, national and regional economic conditions, legislative and regulatory developments and other events, including macroeconomic stresses and uncertainties resulting from global conflicts and other geopolitical events. See “Item 1A. Risk Factors” for a discussion of material risks that could impact our business results.
As further discussed below, the following economic and market conditions represent the primary factors affecting the current operating environment for our businesses.
Inflationary Pressures and Elevated Interest Rates. Annual inflation in the U.S. reached a 40-year high in 2022. To reduce inflation, the U.S. Federal Reserve has increased interest rates significantly since 2021, resulting in a sharp and

Table of Contents Glossary Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
significant increase in mortgage interest rates. Among other negative impacts on our business, these macroeconomic conditions have reduced the overall volume of mortgage transactions taking place, which in turn, has reduced the amount of NIW we are writing. Conversely, the higher interest rate environment also has benefited our financial performance through higher Persistency Rates, which has resulted in continued growth in our IIF despite lower NIW, as well as through the recognition of higher net investment income. More recently, mortgage rates have decreased from their peak in the third quarter of 2023, and with inflation beginning to moderate, the U.S. Federal Reserve has indicated that it could begin to reduce interest rates in 2024. Although in recent years the inflationary pressures and higher interest rate environment discussed above have negatively impacted the U.S. housing market, including broadly reducing refinance activity, longer-term, we continue to believe that the housing market fundamentals and outlook remain favorable, including demographics supporting growth in the population of first-time homebuyers and a constrained supply of homes available for sale with available homes near historical lows. See “Mortgage Insurance Portfolio” for additional details on our NIW and IIF. The same inflationary pressures and interest rate environment discussed above have also negatively impacted our homegenius businesses, due primarily to the rapid decline in industry-wide purchase and refinance volumes, which has resulted in a continued decline in homegenius revenues since the beginning of 2022 and ongoing losses for that business segment.
Home Price Appreciation and Limited Housing Supply. Our mortgage insurance business generally benefits from increases in housing demand, home prices and the volume of home purchases, all of which are influenced by the current market imbalance between a constrained housing supply and strong market demand. While the housing shortage combined with strong market demand has created affordability challenges for many first-time homebuyers, the same dynamic benefits our existing insurance written by mitigating against the risks of loss to us associated with a decrease in home values. As a result, paid claim volumes and severity in our mortgage insurance business have been positively affected by the current environment. Further, as discussed below, we believe the embedded equity borrowers have in their homes as a result of strong home price appreciation in recent years is a factor that is positively impacting our loan default and Cure trends, and importantly, the strong demographics supporting continued demand from first-time homebuyers are likely to continue to support home prices and drive further growth in purchase originations that is expected to grow our IIF. See “Mortgage Insurance Portfolio—New Insurance Written” for expectations on mortgage origination volumes.
Strong Credit Environment, Positively Impacting Default and Cure Trends. In 2020, the onset of the COVID-19 pandemic resulted in a significant increase in unemployment and had a negative impact on the economy. As a result, we experienced a material increase in new defaults beginning in the second quarter of 2020, substantially all of which related to loans subject to mortgage forbearance programs implemented in response to the COVID-19 pandemic. This increase in new defaults resulted in an increase in our reserve for losses and had a negative effect on our results of operations for that year. Since 2020 and continuing through December 31, 2023, subsequent trends in Cures have been more favorable than original expectations, resulting in favorable loss reserve development in 2022 and 2023 on prior period defaults due to stable and low levels of unemployment and the strong home price appreciation in recent years. As of December 31, 2023, based on a home price index-based approach using industry averages, we estimate that 86% of our total IIF had at least 10% embedded equity and 82% of defaulted loans had at least 20% embedded equity. The significant embedded equity that borrowers in our insured portfolio have in their homes has helped to mitigate our risk of loss by decreasing both the frequency and severity of our paid claims. These positive trends have also contributed to a higher rate of claims that result in no ultimate loss and that are withdrawn by servicers as a result. While the recent credit and housing trends have been favorable, the number of defaults that ultimately result in claims in the future is difficult to predict and will depend on a variety of factors, including the overall economic environment and the natural seasoning of our growing IIF portfolio. See Note 11 of Notes to Consolidated Financial Statements for additional information on our reserve for losses.
Improvements in Mortgage Finance System and Mortgage Insurance Fundamentals. Despite risks and uncertainties, we believe that mortgage industry fundamentals remain strong and have benefited from improvements to the mortgage and real estate ecosystem since the great financial crisis in 2008, including more stringent underwriting and product standards, higher-quality borrowers with strong credit profiles and strengthened servicing standards and government support to help borrowers stay in their homes. In addition, enhancements in the mortgage insurance industry since the great financial crisis in 2008, including the implementation of strong capital and operating standards under the PMIERs, the implementation of greater risk-based granularity into our pricing methodologies and the increased use of risk distribution strategies to lower the risk profile and financial volatility of our mortgage insurance portfolio, have increased returns on our NIW, provided capital relief under the PMIERs and have helped position our mortgage insurance business to better withstand the negative effects from macroeconomic stresses discussed above, including those resulting from the higher rates of inflation and higher interest rates, as well as the other risks described in “Item 1A. Risk Factors.”
Our current business structure is highly dependent on the GSEs, as the GSEs are the primary beneficiaries of most of our mortgage insurance policies, and mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements to be eligible to insure loans purchased by the GSEs. The FHFA and GSEs have significant discretion under the PMIERs and may amend the PMIERs at any time. Changes in the PMIERs or business practices of the GSEs can significantly impact our business. In addition, our businesses operate within the housing finance system and a change in government administrations can significantly alter the strategic direction of housing finance in the U.S. and impact our businesses and financial performance. Our businesses are subject to and may be impacted by many federal and state lending, insurance and consumer laws and regulations. See “Item 1. Business—Regulation.”

Table of Contents Glossary Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Key Factors Affecting Our Results
The following sections discuss certain key drivers affecting our Mortgage Insurance and homegenius businesses, as well as other key factors affecting our results.
Mortgage Insurance
NIW and Related Drivers
NIW increases our IIF and our premiums written and earned. NIW is affected by the overall size of the mortgage origination market, the penetration percentage of private mortgage insurance into the overall mortgage origination market and our market share of the private mortgage insurance market.
The overall mortgage origination market is influenced by macroeconomic factors such as household formation, household composition, home affordability, interest rates, housing markets in general (which are subject to seasonality), credit availability and the impact of various legislative and regulatory actions that may influence the housing and mortgage finance industries.
The penetration percentage of private mortgage insurance is mainly influenced by: (i) the competitiveness of private mortgage insurance for GSE conforming loans compared to FHA and VA insured loans and (ii) the relative percentage of mortgage originations that are for purchased homes versus refinances. We believe, for example, that given current pricing levels, which are subject to change, the generally better execution available through the GSEs for borrowers with higher FICO scores and lender preferences are factors that currently provide a competitive advantage for private mortgage insurers. See “Mortgage Insurance Portfolio—New Insurance Written.”
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
For a historical perspective on key market drivers, see the charts entitled “Mortgage origination market” and “Private mortgage insurance penetration of mortgage origination market” in “Mortgage Insurance Portfolio—New Insurance Written.”
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
In contrast to Monthly Premium Policies, when Single Premium Policies are canceled by the insured because the loan has been paid off or otherwise, we accelerate the recognition of any remaining unearned premiums, net of any refunds that may be owed to the borrower. Although these cancellations reduce IIF, assuming all other factors remain constant, the profitability of our Single Premium business increases when Persistency Rates are lower. As a result, we believe that writing a mix of Single Premium Policies and Monthly Premium Policies has the potential to moderate the overall impact on our results if actual prepayment speeds are significantly different from expectations. However, the impact of this moderating effect may be affected by the amount of reinsurance we obtain on portions of our portfolio, with the Single Premium QSR Program currently reducing the proportion of retained Single Premium Policies in our portfolio.
At December 31, 2023, approximately 89% of our total Primary Mortgage RIF are Monthly and Other Recurring Premium Policies. Based on the current composition of our mortgage insurance portfolio, with Monthly Premium Policies comprising a larger proportion of our total portfolio than Single Premium Policies, an increase in IIF generally has a corresponding positive impact on premiums earned, while a decrease in IIF generally has a corresponding negative impact on premiums earned.

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
Our pricing is risk-based and is intended to generally align with the capital requirements under the PMIERs, while also considering pricing trends within the private mortgage insurance industry among other factors. As a result, our pricing is expected to generate relatively consistent returns across the credit spectrum. In developing our pricing strategies, we monitor various competitive and economic factors while seeking to maximize the long-term economic value of our portfolio by balancing credit risk, lender and geographic concentration risk, profitability and volume considerations, and aim to achieve an overall risk-adjusted rate of return on capital given our modeled performance expectations. Our actual portfolio returns will depend on a number of factors, including economic conditions, the mix of NIW that we are able to write, our pricing, the amount of reinsurance we use and the level of capital we hold, including amounts that may be in excess of minimum PMIERs financial and statutory capital requirements.
Our pricing actions gradually affect our results over time, as existing IIF cancels and is replaced with NIW at current pricing. See “Mortgage Insurance Portfolio—New Insurance Written” and “Liquidity and Capital Resources—Mortgage Insurance” for additional information.
As described above, premiums on our mortgage insurance products are generally paid either on an installment basis, pursuant to Monthly Premium Policies, or in a single payment at the time of loan origination, pursuant to Single Premium Policies. See “Item 1. Business—Mortgage Insurance—Pricing—Primary Mortgage Insurance Premiums.” As discussed above, the ultimate profitability of Single Premium Policies may be higher or lower than expected due to the impact of prepayment speeds. See “IIF and Related Drivers” above.
Monthly Premium Policies typically provide a level monthly premium for the first 10 years of the policy, followed by a lower level monthly premium thereafter. Generally, a borrower is able to cancel the policy when the LTV reaches 80% of the original value, and the servicer is required to review the policy for automatic cancellation on the date the LTV is scheduled to reach 78% of the original value. As a result, the volume of loans that remain insured after 10 years and would be subject to the premium reset is generally not material in relation to the total loans originated. However, to the extent the volume of loans resetting from year to year varies significantly, the trend in earned premiums may also vary.
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
■The distribution of claims over the life cycle of a portfolio (historically, claims are relatively low during the first two years after a loan is originated and then increase over a period of several years before declining; however, several factors can impact and change this cycle, including the economic environment, the quality of the underwriting of the loan, characteristics of the mortgage loan, the credit profile of the borrower, housing prices and unemployment rates); and
■Our ability to mitigate potential losses through Rescissions, Claim Denials, cancellations and Claim Curtailments on claims submitted to us. In “Item 1A. Risk Factors,” see “Our Loss Mitigation Activity could negatively impact our customer relationships.”

Table of Contents Glossary Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Risk Distribution
We use third-party reinsurance in our mortgage insurance business to manage capital and risk in an effort to optimize the amounts and types of capital and risk distribution deployed against insured risk. We have distributed risk through traditional quota share and excess-of-loss reinsurance arrangements, as well as to investors through the capital markets using mortgage insurance-linked notes transactions. See “IIF and Related Drivers” above.
When we enter into a quota share reinsurance agreement, the reinsurer receives a premium and, in exchange, agrees to insure an agreed upon portion of incurred losses. These arrangements reduce our earned premiums but also reduce our net RIF, which provides capital relief, including under the PMIERs financial requirements. In addition, our incurred losses are reduced by any incurred losses ceded in accordance with the reinsurance agreement, which reduces the volatility of our provision for losses in certain stressed economic environments, and we often receive ceding commissions from the reinsurer as part of the transaction, which, in turn, reduce our reported operating expenses and policy acquisition costs.
Our XOL Program accesses reinsurance coverage through traditional excess-of-loss reinsurance arrangements, as well as through the capital markets through the Eagle Re Issuers’ mortgage insurance-linked notes transactions. Our XOL Program reduces our earned premiums, but also reduces our net RIF and PMIERs financial requirements, and potentially our incurred losses, which are allocated in accordance with the structure of the transaction. The Eagle Re Issuers are special purpose VIEs that are not consolidated in our consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance.
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
Cost of Services
Our cost of services is primarily affected by our level of services revenue and the number of employees providing products and services for our homegenius businesses. Our cost of services primarily consists of employee compensation and related payroll benefits, and to a lesser extent, other costs of providing services such as travel and related expenses incurred in providing client services, costs paid to outside vendors, data acquisition costs and other costs to maintain software platforms that directly support our businesses. The level of these costs may fluctuate as market rates of compensation change, or if there is decreased availability or a loss of qualified employees.
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
Net Gains (Losses) on Investments and Other Financial Instruments
In addition, net gains (losses) on investments and other financial instruments also may impact our consolidated results in the ordinary course. The recognition of realized investment gains or losses can vary significantly across periods, as the activity is highly discretionary based on the timing of individual securities sales due to such factors as market opportunities, our tax and capital profile and overall market cycles. Unrealized gains and losses arise primarily from changes in the market value of our investments that are classified as trading or equity securities, as well as changes in the value of mortgage loans held by Radian Mortgage Capital. These valuation adjustments may not necessarily result in realized economic gains or losses.
Mortgage Insurance Portfolio
New Insurance Written
A key component of our current business strategy is to write NIW that we believe will generate future earnings and economic value while effectively maintaining the portfolio’s health, balance and profitability. Consistent with this objective, we wrote $52.7 billion of primary new mortgage insurance in 2023, compared to $68.0 billion of NIW in 2022. Our NIW decreased by 22% in 2023 as compared to 2022, due to a broad decline in U.S. housing market activity primarily resulting from higher mortgage interest rates, partially offset by an increase in our market share in 2023.
Among other factors, private mortgage insurance industry volumes are impacted by total mortgage origination volumes and the mix between mortgage originations that are for home purchases versus refinancings of existing mortgages. Historically, the penetration rate for private mortgage insurance generally has been three to five times higher for purchase transactions than for refinancings. However, with significant home price appreciation in recent years, penetration on purchase transactions has increased while penetration on refinancings has decreased, and the penetration rate for private mortgage insurance has shifted to 10 to 14 times higher for purchase transactions than for refinancings.
The following charts provide a historical perspective on certain key market drivers, including:
■the mortgage origination volume from home purchases and refinancings; and
■private mortgage insurance penetration as a percentage of the mortgage origination market.

Table of Contents Glossary Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage origination market (1)

	Origination Market (In billions)	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Q4 2023
¢	Refinance	$896	$650	$606	$539	$347	$195	$100	$67	$63	$82	$73	$63
¢	Purchase	377	531	526	489	384	487	419	341	273	364	350	301
	Total	$1,273	$1,181	$1,132	$1,028	$731	$682	$519	$408	$336	$446	$423	$364

Private mortgage insurance penetration of mortgage origination market (1)

	Market Penetration (%)	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Q4 2023
ò	Purchase (2)	25.5%	24.3%	25.5%	24.4%	25.3%	24.2%	24.4%	21.9%	23.1%	22.0%	22.0%	19.3%
ò	Overall (2)	11.7%	13.4%	13.1%	12.6%	14.2%	17.7%	20.1%	18.6%	19.2%	18.3%	18.5%	16.2%
ò	Refinance (2)	5.8%	4.5%	2.4%	1.9%	1.9%	1.5%	1.7%	2.1%	2.3%	1.8%	1.5%	1.8%

(1)Based on actual dollars generated in the credit enhanced market as reported by HUD and publicly reported industry information. Mortgage originations are based upon the average of originations reported by the Mortgage Bankers Association, Freddie Mac and Fannie Mae in their most recent published industry reports.
(2)Excluding originations under HARP.
According to industry estimates, total mortgage origination volume was significantly lower in 2023 as compared to 2022 due to a significant decline in mortgage refinance activity and a smaller decline in home purchases. Although it is difficult to project future volumes, recent industry projections for 2024 estimate total mortgage originations of approximately $2.0 trillion, which would represent an increase in the total annual mortgage origination market of approximately 27% as compared to 2023.
Factoring in our projections of private mortgage insurance penetration in the overall insurable mortgage market, we estimate that the private mortgage insurance market will be between $300 billion and $350 billion in 2024 as compared to a reported market of approximately $285 billion in 2023. There is an industry-wide consensus that we should expect a healthy purchase market in 2024 driven by ongoing homebuyer demand and an expected decline in interest rates, which is a positive for mortgage insurers given the higher likelihood that purchase loans will utilize private mortgage insurance as compared to refinance loans. This outlook also anticipates an increase in refinance originations in 2024 resulting from reduced interest rates.

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

NIW

	Years Ended December 31,
($ in millions)	2023	2022	2021
NIW	$52,670	$67,954	$91,830
Primary risk written	$13,533	$17,368	$22,591
Average coverage percentage	25.7%	25.6%	24.6%

NIW by loan purpose
Purchases	98.5%	96.1%	80.5%
Refinances	1.5%	3.9%	19.5%

NIW by premium type
Direct Monthly and Other Recurring Premiums	96.0%	95.1%	92.8%
Direct single premiums	4.0%	4.9%	7.2%

NIW by FICO score (1)
>=740	65.4%	59.8%	58.6%
680-739	28.9%	32.4%	34.2%
620-679	5.7%	7.8%	7.2%
<=619	0.0%	0.0%	0.0%

NIW by LTV
95.01% and above	16.9%	16.6%	12.0%
90.01% to 95.00%	39.4%	39.9%	40.7%
85.01% to 90.00%	29.9%	28.4%	28.3%
85.00% and below	13.8%	15.1%	19.0%
(1)For loans with multiple borrowers, the percentage of NIW by FICO score represents the lowest of the borrowers’ FICO scores.
Insurance and Risk in Force

Year of origination - IIF (1)

($ in billions)	IIF as of:
By vintage:	December 31, 2023		December 31, 2022		December 31, 2021
2023	$50.6	18.7%	$—	—%	$—	—%
2022	60.5	22.4	65.2	25.0	—	—
2021	65.7	24.3	77.3	29.6	87.4	35.5
2020	45.1	16.7	57.7	22.1	74.3	30.2
2019	14.7	5.4	17.9	6.8	24.0	9.8
2018	7.4	2.8	9.0	3.5	12.4	5.0
2009 - 2017	18.3	6.8	24.9	9.5	36.5	14.9
2008 & Prior (2)	7.7	2.9	9.0	3.5	11.4	4.6
Total	$270.0	100.0%	$261.0	100.0%	$246.0	100.0%
(1)Policy years represent the original policy years and have not been adjusted to reflect subsequent refinancing activity under HARP.
(2)Includes loans that were subsequently refinanced under HARP.

Table of Contents Glossary Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our IIF is the primary driver of the future premiums that we expect to earn over time. IIF increased to $270.0 billion at December 31, 2023, from $261.0 billion at December 31, 2022, reflecting the impact of our NIW offset by policy cancellations and amortization. Our IIF at December 31, 2023, increased 3% as compared to the same period last year, reflecting a 6% increase in Monthly Premium Policies in force partially offset by a 10% decline in Single Premium Policies in force.
Historically, there is a close correlation between interest rates and Persistency Rates. Higher interest rate environments generally decrease refinancings, which decrease the cancellation rate of our insurance and positively affect our Persistency Rates. As shown in the table below, our 12-month Persistency Rate at December 31, 2023, increased as compared to the same period in 2022. The increase in our Persistency Rate in 2023 was primarily attributable to decreased refinance activity due to increases in mortgage interest rates, as compared to the prior year. As of December 31, 2023, 81% of our IIF had a mortgage note interest rate of 6.0% or less and 69% of our IIF had a mortgage note rate of 5.0% or less. Given the increase in market mortgage interest rates, which, based on reported industry averages, now exceed these levels, we would expect a continued positive impact on our Persistency Rates. If refinance volume increases, we would expect the Persistency Rate for our portfolio to decrease, reducing the size of our IIF portfolio. See “Item 1A. Risk Factors” for more information.
As discussed above, our earnings in future periods are subject to elevated risks and uncertainties related to macroeconomic conditions and specific events that impact the housing finance and real estate markets, including housing prices, inflationary pressures, unemployment levels, interest rate changes and the availability of credit. For additional information, in “Item 1A. Risk Factors,” see “The credit performance of our mortgage insurance portfolio is impacted by macroeconomic conditions and specific events that affect the ability of borrowers to pay their mortgages.”
While these risks and uncertainties are elevated in the near-term, we continue to believe that the long-term housing market fundamentals and outlook remain positive, including demographics supporting growth in the population of first-time homebuyers and a relatively constrained supply of homes available for sale. In addition, historical loan performance data indicates that credit scores and underwriting quality are key drivers of credit performance, and loan originations after 2008 have consisted primarily of high credit quality loans with significantly better credit performance than loans originated during 2008 and prior periods.
The following table illustrates the trends of our cumulative incurred loss ratios by year of origination and development year.

Cumulative incurred loss ratio by vintage (1)

Vintage	Dec 2014	Dec 2015	Dec 2016	Dec 2017	Dec 2018	Dec 2019	Dec 2020 (2)	Dec 2021 (2)	Dec 2022	Dec 2023
2014	2.7%	4.1%	4.9%	5.0%	5.1%	5.2%	6.9%	6.8%	4.5%	3.9%
2015		2.1%	4.8%	5.2%	5.0%	4.7%	7.4%	6.8%	3.8%	2.9%
2016			2.9%	5.0%	4.8%	4.7%	9.7%	8.0%	3.7%	2.7%
2017				4.7%	5.1%	6.1%	14.3%	11.9%	5.1%	3.7%
2018					3.0%	6.4%	22.8%	19.0%	7.2%	4.9%
2019						2.8%	35.6%	23.5%	6.8%	4.6%
2020							25.6%	14.9%	6.0%	3.8%
2021								7.9%	10.9%	9.1%
2022									9.4%	15.2%
2023										7.1%
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

IIF and RIF

	Years Ended December 31,
($ in millions)	2023	2022	2021
Primary IIF	$269,979	$260,994	$245,972
Primary RIF	$69,710	$66,094	$60,913
Average coverage percentage	25.8%	25.3%	24.8%

Persistency Rate (12 months ended)	84.0%	79.6%	64.3%
Persistency Rate (quarterly, annualized) (1)	85.8%	84.1%	71.7%

Primary RIF by premium type
Direct Monthly and Other Recurring Premiums	88.9%	87.1%	83.9%
Direct single premiums	11.1%	12.9%	16.1%

Primary RIF by FICO score (2)
>=740	58.5%	57.4%	56.9%
680-739	33.9%	34.6%	35.0%
620-679	7.3%	7.6%	7.6%
<=619	0.3%	0.4%	0.5%

Primary RIF by LTV
95.01% and above	18.6%	17.1%	15.1%
90.01% to 95.00%	48.2%	48.4%	48.9%
85.01% to 90.00%	27.1%	27.2%	27.7%
85.00% and below	6.1%	7.3%	8.3%
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

Table of Contents Glossary Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table shows our direct Primary Mortgage Insurance RIF by year of origination and selected information related to that risk as of the dates indicated.

Year of origination - RIF

	December 31,
	2023				2022
($ in millions)	RIF	Number of Defaults	Delinquency Rate	Percentage of Reserve for Losses	RIF	Number of Defaults	Delinquency Rate	Percentage of Reserve for Losses
2023	$13,008	584	0.4%	1.6%	$—	—	—%	—%
2022	15,589	2,899	1.6	13.9	16,697	965	0.5	2.5
2021	17,065	3,630	1.6	17.0	19,528	2,865	1.1	11.3
2020	11,596	2,111	1.2	9.2	14,255	2,292	1.1	10.1
2019	3,740	1,904	2.7	7.9	4,439	2,279	2.7	9.7
2018	1,939	2,076	5.1	8.5	2,319	2,512	5.2	11.7
2009 - 2017	4,836	4,082	3.9	18.0	6,579	5,308	7.9	25.5
2008 and prior	1,937	4,735	8.7	23.9	2,277	5,692	9.0	29.2
Total	$69,710	22,021		100.0%	$66,094	21,913		100.0%
Geographic Dispersion
The following table shows, as of the dates indicated, the percentage of our direct Primary Mortgage Insurance RIF and the associated percentage of our mortgage insurance reserve for losses (by location of property) for the top 10 states in the U.S. (as measured by our direct Primary Mortgage Insurance RIF as of December 31, 2023).

Top 10 U.S. states - RIF

	December 31,
	2023		2022
Top 10 States	RIF	Reserve for Losses	RIF	Reserve for Losses
Texas	10.0%	9.5%	9.4%	8.4%
California	8.5	9.3	8.7	9.3
Florida	5.8	8.5	6.3	9.1
Illinois	5.0	6.0	4.7	6.0
New York	4.2	9.4	4.5	10.0
Virginia	4.2	2.2	3.9	2.3
Pennsylvania	3.8	3.5	3.8	3.3
New Jersey	3.7	4.7	3.8	5.3
Maryland	3.7	3.5	3.5	3.6
Washington	3.6	2.2	3.6	1.7
Total	52.5%	58.8%	52.2%	59.0%
The following table shows, as of the dates indicated, the percentage of our direct Primary Mortgage Insurance RIF and the associated percentage of our mortgage insurance reserve for losses (by location of property) for the top 10 Core Based Statistical Areas, referred to as “CBSAs,” in the U.S. (as measured by our direct Primary Mortgage Insurance RIF as of December 31, 2023).

Table of Contents Glossary Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Top 10 Core Based Statistical Areas - RIF

	December 31,
	2023		2022
Top 10 CBSAs (1)	RIF	Reserve for Losses	RIF	Reserve for Losses
New York-Newark-Jersey City, NY-NJ-PA	5.3%	10.7%	5.5%	12.2%
Chicago-Naperville-Elgin, IL-IN-WI	4.6	5.6	4.3	5.7
Washington-Arlington-Alexandria, DC-VA-MD-WV	4.3	3.1	4.0	3.4
Dallas-Fort Worth-Arlington, TX	3.4	3.0	3.1	2.7
Houston-The Woodlands-Sugar Land, TX	2.9	3.2	2.7	3.0
Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	2.7	2.6	2.7	2.5
Los Angeles-Long Beach-Anaheim, CA	2.3	2.5	2.4	2.6
Denver-Aurora-Lakewood, CO	2.2	1.0	1.9	0.9
Minneapolis-St. Paul-Bloomington, MN-WI	2.2	1.5	2.3	1.5
Seattle-Tacoma-Bellevue, WA	2.1	1.1	2.1	0.9
Total	32.0%	34.3%	31.0%	35.4%
(1)CBSAs are metropolitan areas and may include a portion of adjoining states as noted above.
Risk Distribution
We use third-party reinsurance in our mortgage insurance business as part of our risk distribution strategy, including to manage our capital position and risk profile. When we enter into a reinsurance agreement, the reinsurer receives a premium and, in exchange, insures an agreed upon portion of incurred losses. While these arrangements reduce our earned premiums, they also reduce our required capital and are expected to increase our return on required capital for the related policies.
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

PMIERs benefit from risk distribution

	December 31,
($ in thousands)	2023	2022	2021
PMIERs impact - reduction in Minimum Required Assets
XOL Program (1)	$988,629	$665,617	$995,171
Other QSR Agreements (2)	420,989	241,889	12,541
Single Premium QSR Program	193,807	231,339	314,183
Total PMIERs impact	$1,603,425	$1,138,845	$1,321,895
Percentage of gross Minimum Required Assets	30.6%	22.9%	28.4%
(1)The tender offers in the second quarter of 2023 conducted by Eagle Re 2019-1 Ltd. and Eagle Re 2020-1 Ltd. had no effect on the benefit to Minimum Required Assets. See Note 8 of Notes to Consolidated Financial Statements for more information on these tender offers and related impacts.
(2)Consists primarily of 2022 and 2023 QSR Agreements, which include both single and monthly premium policies.
Results of Operations—Consolidated
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for 2023 primarily reflect the financial results and performance of our two reportable segments—Mortgage Insurance and homegenius. See “Results of Operations—Mortgage Insurance,” and “Results of Operations—homegenius” for the operating results of these business segments.

Table of Contents Glossary Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to the results of our operating segments, pretax income (loss) is also affected by other factors. See “Use of Non-GAAP Financial Measures” below and “Key Factors Affecting Our Results—Net Gains (Losses) on Investments and Other Financial Instruments” for more information regarding items that are excluded from the operating results of our operating segments.
The following table highlights selected information related to our consolidated results of operations for the periods indicated.

Summary results of operations - Consolidated

				Change
	Years Ended December 31,			Favorable (Unfavorable)
($ in thousands, except per-share amounts)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Revenues
Net premiums earned	$919,578	$981,131	$1,037,183	$(61,553)	$(56,052)
Services revenue	46,092	92,216	125,825	(46,124)	(33,609)
Net investment income	258,430	195,658	147,909	62,772	47,749
Net gains (losses) on investments and other financial instruments	10,241	(80,733)	15,603	90,974	(96,336)
Other income	6,247	2,454	3,412	3,793	(958)
Total revenues	1,240,588	1,190,726	1,329,932	49,862	(139,206)

Expenses
Provision for losses	(42,526)	(338,239)	20,877	(295,713)	359,116
Policy acquisition costs	24,578	23,918	29,029	(660)	5,111
Cost of services	38,491	82,358	103,714	43,867	21,356
Other operating expenses	347,578	381,148	323,686	33,570	(57,462)
Interest expense	89,695	84,454	84,344	(5,241)	(110)
Impairment of goodwill	9,802	—	—	(9,802)	—
Amortization of other acquired intangible assets	5,483	4,308	3,450	(1,175)	(858)
Total expenses	473,101	237,947	565,100	(235,154)	327,153

Pretax income	767,487	952,779	764,832	(185,292)	187,947
Income tax provision	164,368	209,845	164,161	45,477	(45,684)
Net income	$603,119	$742,934	$600,671	$(139,815)	$142,263

Diluted net income per share	$3.77	$4.35	$3.16	$(0.58)	$1.19
Return on equity	14.5%	18.2%	14.1%	(3.7)%	4.1%

Non-GAAP Financial Measures (1)
Adjusted pretax operating income	$786,427	$1,052,717	$757,749	$(266,290)	$294,968
Adjusted diluted net operating income per share	$3.88	$4.87	$3.15	$(0.99)	$1.72
Adjusted net operating return on equity	14.9%	20.3%	14.0%	(5.4)%	6.3%
(1)See “Use of Non-GAAP Financial Measures” below.
This section of our Annual Report on Form 10-K generally discusses our consolidated results of operations for the years ended December 31, 2023 and 2022, and a year-over-year comparison between 2023 and 2022. Detailed discussions of our consolidated results of operations for the year ended December 31, 2022, including the year-over-year comparisons between 2022 and 2021, that are not included in this Annual Report on Form 10-K can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.

Table of Contents Glossary Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenues
Net Premiums Earned. The decrease in net premiums earned for 2023 compared to 2022 is primarily driven by decreases in net premiums earned in both our mortgage insurance and title insurance businesses in 2023. For more information, see “Year Ended December 31, 2023, Compared to Year Ended December 31, 2022—Revenues—Net Premiums Earned” under both “Results of Operations—Mortgage Insurance” and “Results of Operations—homegenius.”
Services Revenue. Services revenue for 2023 decreased compared to 2022, primarily driven by the general market decline in mortgage origination volume as well as other market and macroeconomic conditions, as further described above in “Overview—Current Operating Environment.” For more information, see “Year Ended December 31, 2023, Compared to Year Ended December 31, 2022—Revenues—Services Revenue” under both ““Results of Operations—Mortgage Insurance” and “Results of Operations—homegenius.”
Net Investment Income. The increase in net investment income for 2023 compared to 2022 is primarily attributable to higher yields in 2023 driven by increased market interest rates on new purchases. See “Overview—Current Operating Environment” and “Results of Operations—Mortgage Insurance—Year Ended December 31, 2023, Compared to Year Ended December 31, 2022—Revenues—Net Investment Income” for more information.
Net Gains (Losses) on Investments and Other Financial Instruments. The favorable change in net gains (losses) on investments and other financial instruments for 2023, as compared to 2022, is primarily due to: (i) the general positive movement in equity markets in 2023, compared to 2022, and (ii) moderately lower market interest rates in 2023, compared to the sharp rise in market interest rates in 2022, as further discussed above in “Overview—Current Operating Environment.” See Note 6 of Notes to Consolidated Financial Statements for additional information about net gains (losses) on investments and other financial instruments by investment category.
Expenses
Provision for Losses. The reduced benefit of the provision for losses for 2023 compared to 2022 is primarily driven by a reduction in favorable development on prior year defaults, which impacted our mortgage insurance reserves. See “Results of Operations—Mortgage Insurance—Year Ended December 31, 2023, Compared to Year Ended December 31, 2022—Expenses—Provision for Losses” for more information.
Cost of Services. Cost of services for 2023 decreased as compared to 2022, primarily driven by the decrease in services revenue as discussed above. For more information, see “Year Ended December 31, 2023, Compared to Year Ended December 31, 2022—Expenses—Cost of Services” under both “Results of Operations—Mortgage Insurance” and “Results of Operations—homegenius.”
Other Operating Expenses. The decrease in other operating expenses for 2023 compared to 2022 is primarily due to: (i) a decrease in salaries and other base employee expenses and (ii) a decrease in other general operating expenses. These decreases were partially offset by a net increase in variable and share-based compensation expense. Our other operating expenses include impairments of other long-lived assets and other non-operating expenses of $13 million in 2023, primarily related to our lease agreements and impairment of internal-use software, and $15 million in 2022, primarily related to our lease agreements. For more information, see “Year Ended December 31, 2023, Compared to Year Ended December 31, 2022—Expenses—Other Operating Expenses” under both ““Results of Operations—Mortgage Insurance” and “Results of Operations—homegenius.”
Interest Expense. The following table shows additional information about interest expense for the periods indicated.

Interest expense

	December 31,
(In thousands)	2023	2022	2021
Senior notes	$81,246	$80,999	$80,767
Mortgage loan financing facilities	3,507	14	—
FHLB advances	3,454	1,923	1,622
Revolving credit facility	1,374	1,282	2,067
Other	114	236	(112)
Total	$89,695	$84,454	$84,344
Impairment of Goodwill. As part of our annual goodwill impairment testing in 2023, we fully impaired our remaining goodwill balance. See Note 2 of Notes to Consolidated Financial Statements for additional detail.

Table of Contents Glossary Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Income Tax Provision
Our 2023 effective tax rate was 21.4%, generally consistent with the federal statutory rate of 21%. State income taxes and certain permanent book-to-tax adjustments were the primary drivers of minor differences in the effective tax rate compared to the federal statutory rate. See Note 10 of Notes to Consolidated Financial Statements for a reconciliation of our provision for income taxes.
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

Reconciliation of consolidated pretax income to adjusted pretax operating income
	Years Ended December 31,
(In thousands)	2023	2022	2021
Consolidated pretax income	$767,487	$952,779	$764,832
Less: income (expense) items
Net gains (losses) on investments and other financial instruments (1)	9,427	(80,780)	14,094
Impairment of goodwill	(9,802)	—	—
Amortization of other acquired intangible assets	(5,483)	(4,308)	(3,450)
Impairment of other long-lived assets and other non-operating items (2)	(13,082)	(14,850)	(3,561)
Total adjusted pretax operating income (3)	$786,427	$1,052,717	$757,749
(1)Excludes certain net gains (losses), if any, on investments and other financial instruments that are attributable to specific operating segments and therefore included in adjusted pretax operating income (loss).
(2)Amounts primarily relate to impairments of other long-lived assets that are included in other operating expenses on the consolidated statements of operations. See Note 9 of Notes to Consolidated Financial Statements.
(3)Total adjusted pretax operating income on a consolidated basis consists of adjusted pretax operating income (loss) for our Mortgage Insurance segment, homegenius segment and All Other activities, as further detailed in Note 4 of Notes to Consolidated Financial Statements.

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

Reconciliation of diluted net income per share to adjusted diluted net operating income per share

	Years Ended December 31,
	2023	2022	2021
Diluted net income per share	$3.77	$4.35	$3.16
Less: per-share impact of reconciling income (expense) items
Net gains (losses) on investments and other financial instruments	0.06	(0.47)	0.08
Impairment of goodwill	(0.06)	—	—
Amortization of other acquired intangible assets	(0.03)	(0.03)	(0.02)
Impairment of other long-lived assets and other non-operating items	(0.08)	(0.09)	(0.02)
Income tax (provision) benefit on other income (expense) items (1)	0.02	0.12	(0.01)
Difference between statutory and effective tax rate	(0.02)	(0.05)	(0.02)
Per-share impact of reconciling income (expense) items	(0.11)	(0.52)	0.01
Adjusted diluted net operating income per share (1)	$3.88	$4.87	$3.15
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

Reconciliation of return on equity to adjusted net operating return on equity

	Years Ended December 31,
	2023	2022	2021
Return on equity (1)	14.5%	18.2%	14.1%
Less: impact of reconciling income (expense) items (2)
Net gains (losses) on investments and other financial instruments	0.2	(2.0)	0.4
Impairment of goodwill	(0.2)	—	—
Amortization of other acquired intangible assets	(0.1)	(0.1)	(0.1)
Impairment of other long-lived assets and other non-operating items	(0.3)	(0.4)	(0.1)
Income tax (provision) benefit on reconciling income (expense) items (3)	0.1	0.5	—
Difference between statutory and effective tax rate	(0.1)	(0.1)	(0.1)
Impact of reconciling income (expense) items	(0.4)	(2.1)	0.1
Adjusted net operating return on equity (3)	14.9%	20.3%	14.0%
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
The following table summarizes our Mortgage Insurance segment’s results of operations for the periods indicated.

Summary results of operations - Mortgage Insurance

				Change
	Years Ended December 31,			Favorable (Unfavorable)
(In thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Revenues
Net premiums written	$904,240	$959,872	$944,546	$(55,632)	$15,326
(Increase) decrease in unearned premiums	5,123	(2,659)	53,736	7,782	(56,395)
Net premiums earned	909,363	957,213	998,282	(47,850)	(41,069)
Services revenue	1,088	7,390	17,670	(6,302)	(10,280)
Net investment income	195,077	171,221	132,929	23,856	38,292
Other income	5,372	2,376	2,678	2,996	(302)
Total revenues	1,110,900	1,138,200	1,151,559	(27,300)	(13,359)

Expenses
Provision for losses	(42,136)	(339,374)	19,437	(297,238)	358,811
Policy acquisition costs	24,578	23,918	29,029	(660)	5,111
Cost of services	713	5,951	13,928	5,238	7,977
Other operating expenses	211,733	231,322	223,275	19,589	(8,047)
Interest expense	86,188	84,440	84,344	(1,748)	(96)
Total expenses	281,076	6,257	370,013	(274,819)	363,756

Adjusted pretax operating income (1)	$829,824	$1,131,943	$781,546	$(302,119)	$350,397
(1)Our senior management uses adjusted pretax operating income as our primary measure to evaluate the fundamental financial performance of our business segments. See Note 4 of Notes to Consolidated Financial Statements for more information.
Year Ended December 31, 2023, Compared to Year Ended December 31, 2022
Revenues
Net Premiums Earned. Net premiums earned decreased for 2023 compared to 2022, primarily due to: (i) a decrease in the profit commission retained by the Company under our reinsurance programs, due to less favorable reserve development in 2023; (ii) an increase in ceded premiums earned under the 2022 QSR Agreement, which began ceding a portion of NIW in the third quarter of 2022, as well as the 2023 QSR Agreement, which began ceding a portion of NIW in the third quarter of 2023; and (iii) a decrease in the benefit, net of reinsurance, from Single Premium Policy cancellations due to lower refinance activity. These impacts were partially offset by an increase in direct premiums earned excluding revenue from cancellations, which benefited 2023 as compared to 2022 due primarily to higher IIF.

Table of Contents Glossary Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The table below provides additional information about the components of mortgage insurance net premiums earned for the periods indicated, including the effects of our reinsurance programs.

Net premiums earned

				Change
	Years Ended December 31,			Favorable (Unfavorable)
($ in thousands, except as otherwise indicated)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Direct
Premiums earned, excluding revenue from cancellations	$1,015,238	$991,556	$988,472	$23,682	$3,084
Single Premium Policy cancellations	14,703	34,051	116,224	(19,348)	(82,173)
Direct	1,029,941	1,025,607	1,104,696	4,334	(79,089)
Assumed (1)	—	4,025	7,066	(4,025)	(3,041)
Ceded
Premiums earned, excluding revenue from cancellations	(165,870)	(130,556)	(108,692)	(35,314)	(21,864)
Single Premium Policy cancellations (2)	(3,903)	(9,677)	(33,388)	5,774	23,711
Profit commission—other (3)	49,195	67,814	28,600	(18,619)	39,214
Ceded premiums, net of profit commission	(120,578)	(72,419)	(113,480)	(48,159)	41,061
Total net premiums earned	$909,363	$957,213	$998,282	$(47,850)	$(41,069)

In force portfolio premium yield (in basis points) (4)	38.2	39.3	40.5	(1.1)	(1.2)
Direct premium yield (in basis points) (5)	38.8	40.6	45.2	(1.8)	(4.6)
Net premium yield (in basis points) (6)	34.3	37.8	40.6	(3.5)	(2.8)
Average primary IIF (in billions) (7)	$265.5	$253.5	$246.1	$12.0	$7.4
(1)Includes premiums earned primarily from our participation in certain credit risk transfer programs. In December 2022, we novated this insured risk to an unrelated third-party reinsurer, which assumed all rights, interests, liabilities and obligations related to our participation in these programs on a prospective basis.
(2)Includes the impact of related profit commissions.
(3)Represents the profit commission on the Single Premium QSR Program and 2022 and 2023 QSR Agreements, excluding the impact of Single Premium Policy cancellations.
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
Our in force portfolio premium yield was relatively stable for 2023, as compared to 2022. Based on current NIW pricing and the impact of higher Persistency Rates we have been experiencing, we currently expect our in force portfolio premium yield in 2024 to remain stable; however, due to the potential impacts of Single Premium Policy cancellations and reinsurance, among other things, the net premium yield may continue to fluctuate from period to period.
The level of mortgage prepayments affects the revenue ultimately produced by our mortgage insurance business and is influenced by the mix of business we write. See “Key Factors Affecting Our Results—Mortgage Insurance—IIF and Related Drivers” for more information.

Table of Contents Glossary Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table provides information related to the impact of our reinsurance transactions on premiums earned. See Note 8 of Notes to Consolidated Financial Statements for more information about our reinsurance programs.

Ceded premiums earned

	Years Ended December 31,
($ in thousands)	2023	2022	2021
XOL Program	$76,926	$76,988	$62,153
Other QSR Agreements (1)	34,410	10,810	4,101
Single Premium QSR Program (2)	9,242	(15,379)	47,226
Total ceded premiums earned (3)	$120,578	$72,419	$113,480

Percentage of total direct and assumed premiums earned	11.7%	6.8%	9.9%
(1)Consists primarily of 2022 and 2023 QSR Agreements.
(2)Includes the impact of changes in the profit commission retained by the Company due to changes in loss reserves. See “Expenses—Provision for Losses” below for additional information on the favorable reserve development, particularly in 2022.
(3)Does not include the benefit from ceding commissions from the reinsurance agreements in our QSR Program, which is primarily included in other operating expenses on the consolidated statements of operations. See Note 8 of Notes to Consolidated Financial Statements for additional information.
Services Revenue. Services revenue for 2023 decreased as compared to 2022, primarily driven by the termination of a large mortgage fulfillment services contract with a customer in the second quarter of 2022, as well as a decrease in demand for our contract underwriting services as a result of the general market decline in mortgage origination volume.
Net Investment Income. Increasing yields from higher interest rates were the primary driver of the increases in net investment income for 2023 compared to 2022.
The following table provides information related to our Mortgage Insurance subsidiaries’ investment balances and investment yields for the periods indicated.

Investment balances and yields

				Change
	Years Ended December 31,			Favorable (Unfavorable)
($ in thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Investment income	$202,219	$177,478	$139,208	$24,741	$38,270
Investment expenses	(7,142)	(6,257)	(6,279)	(885)	22
Net investment income	$195,077	$171,221	$132,929	$23,856	$38,292

Average investments (1)	$5,358,882	$5,546,198	$5,595,270	$(187,316)	$(49,072)
Average investment yield (2)	3.6%	3.1%	2.4%	0.5%	0.7%
(1)    The average of the beginning and ending amortized cost, for each period presented, of investments held by our Mortgage Insurance subsidiaries.
(2)    Calculated by dividing net investment income by average investments balance.
Expenses
Provision for Losses. The following table details the financial impact of the significant components of our provision for losses for the periods indicated.

Table of Contents Glossary Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for losses

				Change
	Years Ended December 31,			Favorable (Unfavorable)
($ in thousands, except reserve per new default)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Current year defaults (1)	$178,664	$160,049	$160,565	$(18,615)	$516
Prior year defaults (2)	(220,800)	(499,423)	(141,128)	(278,623)	358,295
Total provision for losses	$(42,136)	$(339,374)	$19,437	$(297,238)	$358,811

Loss ratio (3)	(4.6)%	(35.5)%	1.9%	(30.9)%	37.4%
Reserve per new default (4)	$4,060	$4,241	$4,285	$181	$44
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
Current year new primary defaults increased by 17% for 2023, as compared to 2022, consistent with our expectations regarding the natural seasoning of the portfolio given the increase in our IIF in recent years. Our gross Default to Claim Rate assumption for new primary defaults was 8.0% at both December 31, 2023 and 2022. We continue to closely monitor the trends in Cures and claims paid for our default inventory, while also weighing the risks and uncertainties associated with the current economic environment.
Our provision for losses during 2023 and 2022 was positively impacted by favorable reserve development on prior year defaults, primarily as a result of more favorable trends in Cures than originally estimated. These Cures have been due primarily to favorable outcomes resulting from mortgage forbearance programs implemented in response to the COVID-19 pandemic as well as positive trends in home price appreciation, which has also contributed to a higher rate of claims that result in no ultimate loss and that are withdrawn by servicers as a result. These favorable observed trends resulted in reductions in our Default to Claim Rate and other reserve adjustments for prior year default notices. See Notes 1 and 11 of Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” for additional information.
Our primary default rate at both December 31, 2023 and 2022, was 2.2%. The following table shows a rollforward of the number of our primary loans in default.

Rollforward of primary loans in default

	Years Ended December 31,
	2023	2022	2021
Beginning default inventory	21,913	29,061	55,537
New defaults	44,007	37,738	37,470
Cures (1)	(43,354)	(44,136)	(62,970)
Claims paid	(419)	(659)	(937)
Rescissions and Claim Denials (2)	(126)	(91)	(39)
Ending default inventory	22,021	21,913	29,061
(1)Includes submitted claims that resolved without a claim payment.
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

Primary loans in default - additional information

	December 31, 2023
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments
Three payments or less	11,054	50.2%	25	36.2%	$94,856	27.5%
Four to eleven payments	7,147	32.5	298	27.2	119,330	34.7
Twelve payments or more	3,438	15.6	699	17.3	111,141	32.3
Pending claims	382	1.7	N/A	30.6	18,908	5.5
Total	22,021	100.0%	1,022		344,235	100.0%
LAE					10,397
IBNR					1,780
Total primary reserve (1)					$356,412

	December 31, 2022
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments
Three payments or less	9,584	43.7%	8	35.5%	$77,987	19.6%
Four to eleven payments	6,842	31.2	189	27.4	114,537	28.7
Twelve payments or more	5,158	23.6	750	22.9	190,148	47.7
Pending claims	329	1.5	N/A	23.5	16,202	4.0
Total	21,913	100.0%	947		398,874	100.0%
LAE					10,041
IBNR					2,128
Total primary reserve (1)					$411,043
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
Our aggregate weighted-average net Default to Claim Rate assumption for our primary defaulted loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was 25% and 30%, at December 31, 2023 and 2022, respectively. This decrease was primarily due to a shift in the mix of defaults as of December 31, 2023, given the larger proportion of loans with fewer missed payments, as well as reduced claim rate assumptions for prior period defaults due to more favorable trends in Cures than originally estimated. See Note 11 of Notes to Consolidated Financial Statements for information regarding our reserve for losses and a reconciliation of our Mortgage Insurance segment’s beginning and ending reserves for losses and LAE.
Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter, based on the rate that defaults cure and other factors, including the impact of foreclosure moratoriums (as further described in “Item 1. Business—Mortgage Insurance—Defaults and Claims”), which make the timing of paid claims difficult to predict.

Table of Contents Glossary Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table shows net claims paid by product and the average claim paid by product for the periods indicated.

Claims paid

	Years Ended December 31,
(In thousands)	2023	2022	2021
Net claims paid (1)
Primary	$9,301	$12,012	$16,630
Pool and other	(925)	(1,453)	(612)
Subtotal	8,376	10,559	16,018
LAE	4,535	4,400	4,835
Commutations and settlements (2)	1,332	5,899	14,464
Total net claims paid	$14,243	$20,858	$35,317

Average net primary claim paid (1) (3)	$22.5	$27.4	$32.8
Average direct primary claim paid (3) (4)	$27.2	$33.4	$36.7
(1)Net of reinsurance recoveries.
(2)Includes payments to commute mortgage insurance coverage on certain performing and non-performing loans.
(3)Calculated excluding the impact of: (i) LAE; (ii) commutations and settlements; and (iii) claims resolved without payment, including claims subsequently withdrawn by the servicer.
(4)Before reinsurance recoveries.
Cost of Services. Cost of services for 2023 decreased compared to 2022, primarily due to the decrease in services revenue, as discussed above. Our cost of services is primarily affected by our level of services revenue.
Other Operating Expenses. The decrease in other operating expenses for 2023, as compared to 2022, is primarily related to reductions in headcount and other expense savings actions implemented for the segment during the past year. These items were partially offset by an increase in performance-based variable and share-based compensation expense in 2023, primarily as a part of allocated corporate operating expenses.
The following tables show additional information about other operating expenses for our Mortgage Insurance segment for the periods indicated.

Other operating expenses

				Change
	Years Ended December 31,			Favorable (Unfavorable)
($ in thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Direct
Salaries and other base employee expenses	$41,534	$51,537	$50,076	$10,003	$(1,461)
Variable and share-based incentive compensation	17,294	16,937	19,672	(357)	2,735
Other general operating expenses	32,255	40,446	50,752	8,191	10,306
Ceding commissions	(19,933)	(16,164)	(24,707)	3,769	(8,543)
Total direct	71,150	92,756	95,793	21,606	3,037

Allocated (1)
Salaries and other base employee expenses	46,060	46,955	42,081	895	(4,874)
Variable and share-based incentive compensation	37,758	31,889	34,303	(5,869)	2,414
Other general operating expenses	56,765	59,722	51,098	2,957	(8,624)
Total allocated	140,583	138,566	127,482	(2,017)	(11,084)
Total other operating expenses	$211,733	$231,322	$223,275	$19,589	$(8,047)

Expense ratio (2)	26.0%	26.7%	25.3%	0.7%	(1.4)%
(1)See Note 4 of Notes to Consolidated Financial Statements for more information about our allocation of corporate operating expenses.
(2)Operating expenses (which consist of policy acquisition costs and other operating expenses), expressed as a percentage of net premiums earned. See “Revenues—Net Premiums Earned” above for additional information on the changes in net premiums earned.

Table of Contents Glossary Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations—homegenius
The following table summarizes our homegenius segment’s results of operations for the periods indicated. As discussed in “Overview—Current Operating Environment,” the macroeconomic stresses beginning in the second quarter of 2022 have continued to impact our homegenius businesses, including in particular a decrease in our title revenues due to the rapid decline in industrywide refinance volumes. We expect this trend to continue to impact the results of our homegenius segment in at least the near-term based on current market conditions and our expectation that overall refinance volumes will remain low.

Summary results of operations - homegenius

				$ Change
	Years Ended December 31,			Favorable (Unfavorable)
(In thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Revenues
Net premiums earned	$10,215	$23,918	$38,901	$(13,703)	$(14,983)
Services revenue	45,394	85,158	108,282	(39,764)	(23,124)
Net investment income	2,031	729	358	1,302	371
Net gains (losses) on investments	—	—	1,509	—	(1,509)
Other income	—	170	—	(170)	170
Total revenues	57,640	109,975	149,050	(52,335)	(39,075)

Expenses
Provision for losses	(390)	1,135	1,540	1,525	405
Cost of services	37,778	76,407	89,722	38,629	13,315
Other operating expenses	106,522	120,631	85,112	14,109	(35,519)
Total expenses	143,910	198,173	176,374	54,263	(21,799)

Adjusted pretax operating income (loss) (1)	$(86,270)	$(88,198)	$(27,324)	$1,928	$(60,874)
(1)Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of our business segments. See Note 4 of Notes to Consolidated Financial Statements.
Year Ended December 31, 2023, Compared to Year Ended December 31, 2022
Revenues
Net Premiums Earned. Net premiums earned for 2023 decreased compared to 2022, primarily due to a decrease in new title policies written in our title insurance business given the decline in industrywide refinance volumes.
Services Revenue. Services revenue for 2023 decreased compared to 2022, primarily due to a decrease in real estate and title services revenues resulting from macroeconomic stresses, as described above. See Note 4 of Notes to Consolidated Financial Statements for the disaggregation of services revenue by revenue type.
Expenses
Cost of Services. Cost of services for 2023 decreased compared to 2022, primarily due to the decrease in services revenue. Our cost of services is primarily affected by our level of services revenue and the number of employees providing those services. The number of employees was reduced in 2023 as compared to 2022, as a result of steps taken primarily in 2022 to better align our workforce with the current and expected needs of our business.
Other Operating Expenses. The following tables show additional information about homegenius’s other operating expenses for the periods indicated. The decrease in other operating expenses for 2023 as compared to 2022 reflects: (i) a decrease in salaries and other base employee expenses, driven primarily by steps taken to align our workforce to the current and expected needs of this business and (ii) a decrease in other general operating expenses in 2023, as a result of additional expense saving actions implemented in 2023. Included in the results for 2023 are severance expenses of $2 million related to additional reductions in headcount in response to the ongoing challenging macroeconomic environment for the homegenius segment’s products and services, as compared to $6 million of severance expense in 2022.

Table of Contents Glossary Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following tables show additional information about homegenius’s other operating expenses for the periods indicated.

Other operating expenses

				Change
	Years Ended December 31,			Favorable (Unfavorable)
(In thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Direct
Salaries and other base employee expenses	$41,072	$45,504	$23,783	$4,432	$(21,721)
Variable and share-based incentive compensation	13,344	13,727	14,790	383	1,063
Other general operating expenses	28,868	32,717	21,301	3,849	(11,416)
Title agent commissions	4,455	5,827	6,756	1,372	929
Total direct	87,739	97,775	66,630	10,036	(31,145)

Allocated (1)
Salaries and other base employee expenses	6,200	7,864	6,176	1,664	(1,688)
Variable and share-based incentive compensation	5,142	5,148	4,996	6	(152)
Other general operating expenses	7,441	9,844	7,310	2,403	(2,534)
Total allocated	18,783	22,856	18,482	4,073	(4,374)
Total other operating expenses	$106,522	$120,631	$85,112	$14,109	$(35,519)
(1)See Note 4 of Notes to Consolidated Financial Statements for more information about our allocation of corporate operating expenses.
Results of Operations—All Other
The following table summarizes our results of operations for our All Other activities for the periods indicated.

Summary results of operations - All Other

				$ Change
	Years Ended December 31,			Favorable (Unfavorable)
(In thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Revenues
Services revenue	$—	$—	$154	$—	$(154)
Net investment income	61,322	23,708	14,622	37,614	9,086
Net gains (losses) on investments and other financial instruments	814	47	—	767	47
Other income	27	78	734	(51)	(656)
Total revenues	62,163	23,833	15,510	38,330	8,323

Expenses
Cost of services	—	—	64	—	64
Other operating expenses	15,783	14,847	11,919	(936)	(2,928)
Interest expense	3,507	14	—	(3,493)	(14)
Total expenses	19,290	14,861	11,983	(4,429)	(2,878)

Adjusted pretax operating income (1)	$42,873	$8,972	$3,527	$33,901	$5,445
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

Table of Contents Glossary Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All Other also includes the financial results of Radian Mortgage Capital. In light of current market conditions, we have been measured in our approach with our mortgage conduit. Radian Mortgage Capital purchased $221 million and $4 million of mortgage loans during 2023 and 2022, respectively, and, to date, has executed the distribution of loans through whole loan sales. As of December 31, 2023, Radian Mortgage Capital had $33 million of mortgage loans held for sale. See Note 7 of Notes to Consolidated Financial Statements for additional information on our mortgage loans held for sale.
Liquidity and Capital Resources
Consolidated Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Summary cash flows - Consolidated

	Years Ended December 31,
(In thousands)	2023	2022	2021
Net cash provided by (used in):
Operating activities	$529,434	$388,298	$557,112
Investing activities	(300,842)	(5,175)	(1,862)
Financing activities	(265,087)	(479,183)	(496,776)
Increase (decrease) in cash and restricted cash	$(36,495)	$(96,060)	$58,474
Operating Activities. Our most significant source of operating cash flows is from premiums received from our mortgage insurance policies, while our most significant uses of operating cash flows are typically for our operating expenses, claims paid on our mortgage insurance policies and taxes. In addition, beginning with the launch of Radian Mortgage Capital in 2022, our operating activities also include purchases, sales and repayments of mortgage loans held for sale, which can fluctuate from period to period. The $141 million increase in cash provided by operating activities for 2023, as compared to 2022, was principally due to lower purchases of U.S. Mortgage Guaranty Tax and Loss Bonds and lower other operating expenses, partially offset by increases in net purchases of mortgage loans held for sale.
Investing Activities. Net cash used in investing activities increased in 2023, compared to 2022, primarily as a result of the combination of increased cash provided by operating activities and reduced cash used in financing activities, resulting in more cash available to invest. This increase in available cash to invest was primarily deployed in 2023 for purchases, net of sales and redemptions, of short-term investments.
Financing Activities. For 2023 and 2022, our primary financing activities included: (i) payments of dividends and (ii) repurchases of our common shares. The $214 million decrease in cash used in financing activities in 2023, as compared to 2022, was primarily due to lower share repurchases, partially offset by an increase in secured borrowings, primarily to help fund the increase in net purchases of mortgage loans held for sale. See Notes 12 and 14 of Notes to Consolidated Financial Statements for additional information regarding our borrowings and share repurchases, respectively.
See “Item 8. Financial Statements and Supplementary Data—Consolidated Statements of Cash Flows” for additional information.
Investment Portfolio
At December 31, 2023 and 2022, the following tables include $204 million and $112 million, respectively, of securities loaned to third-party borrowers under securities lending agreements, which are classified as other assets in our consolidated balance sheets. See Note 6 of Notes to Consolidated Financial Statements for more information about our investment portfolio, including our securities lending agreements.

Table of Contents Glossary Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The composition of our investment portfolio, presented as a percentage of overall fair value as of the dates indicated was as follows.

Investment portfolio diversification

	December 31,
	2023		2022
($ in millions)	Fair Value	Percent	Fair Value	Percent
Corporate bonds and commercial paper	$2,938	46.8%	$2,728	47.0%
RMBS	1,020	16.2	935	16.1
CMBS	564	9.0	599	10.3
CLO	488	7.8	498	8.6
Money market instruments and certificates of deposit	377	6.0	242	4.1
Other ABS	286	4.5	161	2.8
State and municipal obligations (1)	216	3.4	216	3.7
Equity securities	165	2.6	214	3.7
U.S. government and agency securities	144	2.3	145	2.5
Mortgage insurance-linked notes (2)	49	0.8	53	0.9
Mortgage loans held for sale	33	0.5	4	0.1
Other investments	9	0.1	11	0.2
Total	$6,289	100.0%	$5,806	100.0%
(1)Primarily consists of taxable state and municipal investments.
(2)Consists of mortgage insurance-linked notes purchased by Radian Group in connection with the XOL Program. See Note 8 of Notes to Consolidated Financial Statements for more information.
The following table shows the scheduled maturities of the securities held in our investment portfolio as of the dates indicated.

Investment portfolio scheduled maturity

	December 31,
	2023		2022
($ in millions)	Fair Value	Percent	Fair Value	Percent
Short-term investments	$661	10.5%	$403	6.9%
Due in one year or less (1)	119	1.9	110	1.9
Due after one year through five years (1)	1,248	19.9	1,211	20.8
Due after five years through 10 years (1)	876	13.9	872	15.0
Due after 10 years (1)	774	12.3	741	12.8
Asset-backed securities and mortgage-related assets (2)	2,437	38.8	2,250	38.8
Equity securities (3)	165	2.6	214	3.7
Other invested assets (3)	9	0.1	5	0.1
Total	$6,289	100.0%	$5,806	100.0%
(1)Actual maturities may differ as a result of calls before scheduled maturity.
(2)Includes RMBS, CMBS, CLO, Other ABS, mortgage insurance-linked notes and mortgage loans, which are not due at a single maturity date.
(3)No stated maturity date.

Table of Contents Glossary Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table provides the ratings of our investment portfolio, from a nationally recognized statistical ratings organization, presented as a percentage of overall fair value, as of the dates indicated.

Investment portfolio by rating

	December 31,
	2023		2022
($ in millions)	Fair Value	Percent	Fair Value	Percent
U.S. government / AAA	$2,456	39.0%	$2,208	38.0%
AA	905	14.4	885	15.2
A	1,795	28.6	1,609	27.7
BBB	842	13.4	807	13.9
BB and below	75	1.2	65	1.1
Not rated (1)	216	3.4	232	4.1
Total	$6,289	100.0%	$5,806	100.0%
(1)Primarily consists of equity securities.
Liquidity Analysis—Holding Company
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. At December 31, 2023, Radian Group had available, either directly or through unregulated subsidiaries, unrestricted cash and liquid investments of $992 million. Available liquidity at December 31, 2023, excludes certain additional cash and liquid investments that have been advanced to Radian Group from our subsidiaries to pay for corporate expenses and interest payments. Total liquidity, which includes our undrawn $275 million unsecured revolving credit facility, as described below, was $1.3 billion as of December 31, 2023.
During 2023, Radian Group’s available liquidity increased by $90 million, due primarily to $400 million of ordinary dividends received from Radian Guaranty during the year, partially offset primarily by payments for dividends and share repurchases, as described below.
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
Radian Group has in place a $275 million unsecured revolving credit facility with a syndicate of bank lenders. The revolving credit facility matures in December 2026, although under certain conditions Radian Group may be required to offer to repay any outstanding amounts and terminate lender commitments earlier than the maturity date. Subject to certain limitations, borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to our insurance and other subsidiaries as well as growth initiatives. At December 31, 2023, the full $275 million remains undrawn and available under the facility. See Note 12 of Notes to Consolidated Financial Statements for additional information on the unsecured revolving credit facility.
In connection with our mortgage conduit, Radian Mortgage Capital has entered into the BMO Master Repurchase Agreement and the Goldman Sachs Master Repurchase Agreement, which, as of December 31, 2023, provide a combined uncommitted $250 million in mortgage loan repurchase facilities to finance the acquisition of residential mortgage loans and related mortgage loan assets. Most recently, in January 2024, Radian Mortgage Capital entered into the Flagstar Master Repurchase Agreement, increasing the uncommitted loan repurchase facilities to a combined $400 million through the Master Repurchase Agreements. Radian Group has entered into three separate Parent Guarantees to guaranty the obligations under the Master Repurchase Agreements. Under these Parent Guarantees, Radian Group is subject to negative and affirmative covenants customary for this type of financing transaction, including compliance with financial covenants that are generally consistent with the comparable covenants in the Company’s revolving credit facility. See Note 12 of Notes to Consolidated Financial Statements for additional information. In addition to financing the acquisition of mortgage loan assets under the Master Repurchase Agreements, Radian Mortgage Capital may fund such purchases directly using capital contributed from Radian Group.
We expect Radian Group’s principal liquidity demands for the next 12 months to be: (i) the payment of corporate expenses, including taxes; (ii) the payment of $450 million principal amount of our outstanding Senior Notes due 2024; (iii) interest payments on our outstanding debt obligations; (iv) the payment of quarterly dividends on our common stock, which were $0.225 per share in 2023 and subsequently increased to $0.245 for the first quarterly dividend in 2024, and which remain subject to approval by our board of directors and our ongoing assessment of our financial condition and potential needs related

Table of Contents Glossary Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
to the execution and implementation of our business plans and strategies; (v) the potential continued repurchases of shares of our common stock pursuant to share repurchase authorizations, as described below; and (vi) investments to support our business strategy, including capital contributions to our subsidiaries. Liquidity demands may also include potential payments pursuant to the Parent Guarantees.
In addition to our ongoing short-term liquidity needs discussed above, our most significant need for liquidity beyond the next 12 months is the repayment of $975 million aggregate principal amount of our senior debt due in future years, including $525 million principal amount due in March 2025. See “Capitalization—Holding Company” below for details of our debt maturity profile. Radian Group’s liquidity demands for the next 12 months or in future periods could also include: (i) early repurchases or redemptions of portions of our debt obligations and (ii) additional investments to support our business strategy, including additional capital contributions to Radian Group’s subsidiaries. For additional information about related risks and uncertainties, see “Item 1A. Risk Factors,” including “Our sources of liquidity may be insufficient to fund our obligations.” and “Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity.” See also “Overview—Current Operating Environment” and Note 1 of Notes to Consolidated Financial Statements for further information.
In addition to Radian Group’s existing sources of liquidity to fund its obligations, we may decide to seek additional capital, including by incurring additional debt, issuing additional equity, or selling assets, which we may not be able to do on favorable terms, if at all.
Share Repurchases. During 2023 and 2022, the Company repurchased 5.3 million shares and 19.5 million shares of Radian Group common stock, respectively, under programs authorized by Radian Group’s board of directors, at a total cost of $133 million and $400 million, respectively, including commissions. See Note 14 of Notes to Consolidated Financial Statements for additional details on our share repurchase programs.
Dividends and Dividend Equivalents. Throughout 2023 and 2022, our quarterly dividend was $0.225 and $0.20 per share, respectively. In February 2024, Radian Group’s board of directors authorized an increase to our quarterly dividend from $0.225 to $0.245 per share. Based on our outstanding shares of common stock and RSUs, as of December 31, 2023, we expect to require approximately $150 million in the aggregate to pay dividends and dividend equivalents for the next 12 months. So long as no default or event of default exists under our revolving credit facility or the Parent Guarantees, Radian Group is not subject to any legal or contractual limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of December 31, 2023, our capital surplus was $4.3 billion, representing our dividend limitation under Delaware law. The declaration and payment of future quarterly dividends remains subject to the board of directors’ discretion and determination.
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding debt obligations. Corporate expenses and interest expense on Radian Group’s debt obligations allocated under these arrangements during 2023 of $164 million and $83 million, respectively, were substantially all reimbursed by its subsidiaries. We expect substantially all of our holding company expenses to continue to be reimbursed by our subsidiaries under our expense-sharing arrangements. The expense-sharing arrangements between Radian Group and its mortgage insurance subsidiaries, as amended, have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.
Taxes. Pursuant to our tax-sharing agreements, our operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if they were not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may pay to or receive from its operating subsidiaries amounts that differ from Radian Group’s consolidated federal tax payment obligation. During 2023, Radian Group received $16 million of tax-sharing agreement payments from its operating subsidiaries.

Table of Contents Glossary Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Capitalization—Holding Company
The following table presents our holding company capital structure.

Capital structure

	December 31,
(In thousands, except per-share amounts and ratios)	2023	2022
Debt
Senior Notes due 2024	$450,000	$450,000
Senior Notes due 2025	525,000	525,000
Senior Notes due 2027	450,000	450,000
Deferred debt costs on senior notes	(7,219)	(11,496)
Revolving credit facility	—	—
Total	1,417,781	1,413,504
Stockholders’ equity	4,397,805	3,919,327
Total capitalization	$5,815,586	$5,332,831
Holding company debt-to-capital ratio (1)	24.4%	26.5%

Shares outstanding	153,179	157,056
Book value per share	$28.71	$24.95
(1)Calculated as carrying value of senior notes, which were issued and are owed by our holding company, divided by carrying value of senior notes and stockholders’ equity. This holding company ratio does not include the effects of amounts owed by our subsidiaries related to secured borrowings.
Stockholders’ equity increased by $478 million from December 31, 2022, to December 31, 2023. The net increase in stockholders’ equity resulted primarily from: (i) our net income of $603 million and (ii) net unrealized gains on investments of $126 million. These items were partially offset by: (i) dividends of $146 million and (ii) share repurchases of $133 million, excluding related excise taxes due.
The increase in book value per share from $24.95 at December 31, 2022, to $28.71 at December 31, 2023, is primarily due to: (i) an increase of $3.84 per share attributable to our net income for 2023 and (ii) an increase of $0.80 per share due to an increase in unrealized gains in our available for sale securities, recorded in accumulated other comprehensive income. These increases were partially offset by a decrease of $0.93 per share attributable to dividends and dividend equivalents.
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
Mortgage Insurance
Historically, one of the primary demands for liquidity in our Mortgage Insurance business is the payment of claims, net of reinsurance, including from commutations and settlements. See Note 11 of Notes to Consolidated Financial Statements for information on our mortgage insurance reserve for losses and LAE, which represents our best estimate for the costs of settling future claims on currently defaulted mortgage loans.
Other principal demands for liquidity in our Mortgage Insurance business include: (i) expenses (including those allocated from Radian Group); (ii) repayments of FHLB advances; and (iii) taxes, including potential additional purchases of U.S. Mortgage Guaranty Tax and Loss Bonds. See Notes 10 and 16 of Notes to Consolidated Financial Statements for information related to these non-interest-bearing instruments. In addition to the foregoing liquidity demands, other payments have

Table of Contents Glossary Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
included, and in the future could include, distributions from Radian Guaranty to Radian Group, including returns of capital or recurring ordinary dividends, as discussed below.
The principal sources of liquidity in our Mortgage Insurance business currently include insurance premiums, net investment income and cash flows from: (i) investment sales and maturities; (ii) FHLB advances; and (iii) if necessary, capital contributions from Radian Group. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with the funds necessary to satisfy their needs for the foreseeable future.
As of December 31, 2023, Radian Guaranty maintained claims paying resources of $6.1 billion on a statutory basis, which consist of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves. In addition, our reinsurance programs are designed to provide additional claims-paying resources during times of economic stress and elevated losses. See Note 8 of Notes to Consolidated Financial Statements for additional information.
Radian Guaranty’s Risk-to-capital as of December 31, 2023, was 10.4 to 1. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form. At December 31, 2023, Radian Guaranty had statutory policyholders’ surplus of $620 million. This balance includes a $750 million benefit from U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury, which mortgage guaranty insurers such as Radian Guaranty may purchase in order to be eligible for a tax deduction, subject to certain limitations, related to amounts required to be set aside in statutory contingency reserves. See Note 16 of Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” for more information.
Radian Guaranty currently is an approved mortgage insurer under the PMIERs. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. At December 31, 2023, Radian Guaranty’s Available Assets under the PMIERs financial requirements totaled $5.9 billion, resulting in a PMIERs Cushion of $2.3 billion, or 62%, over its Minimum Required Assets. Those amounts compare to Available Assets and a PMIERs cushion of $5.6 billion and $1.7 billion, respectively, at December 31, 2022.
Our PMIERs Cushion as of December 31, 2023, includes the benefit from our reinsurance agreements through that date. Our PMIERs Cushion at December 31, 2023, also includes a benefit from the current broad-based application of the Disaster Related Capital Charge that has reduced the total amount of Minimum Required Assets that Radian Guaranty otherwise would have been required to hold against pandemic-related defaults by approximately $85 million and $200 million as of December 31, 2023 and 2022, respectively, taking into consideration our risk distribution structures in effect as of those dates. The application of the Disaster Related Capital Charge has reduced Radian Guaranty’s PMIERs Minimum Required Assets, but we expect this benefit will continue to diminish over time.
See “Item 1. Business—Regulation—Federal Regulation—GSE Requirements for Mortgage Insurance Eligibility” and “Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” under “Item 1A. Risk Factors” for more information about the Disaster Related Capital Charge.
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
Aided by the positive impacts of its merger with Radian Reinsurance in December 2022, Radian Guaranty had positive unassigned surplus of $258 million as of December 31, 2022, and continued to maintain positive unassigned surplus throughout 2023. As a result, beginning with the first quarter of 2023, Radian Guaranty had the ability to pay ordinary dividends, and paid total ordinary dividends of $400 million in cash and marketable securities in 2023. Subsequent to the payment of these dividends, as of December 31, 2023, Radian Guaranty had positive unassigned surplus of $120 million, and in February 2024, Radian Guaranty paid an ordinary dividend of $100 million in cash and marketable securities to Radian Group. Radian Guaranty expects to have the ability to continue paying ordinary dividends in 2024. See Note 16 of Notes to Consolidated Financial Statements for additional information on our statutory dividend restrictions and contingency reserve requirements.
Radian Guaranty is a member of the FHLB. As a member, it may borrow from the FHLB, subject to certain conditions, which include requirements to post collateral and to maintain a minimum investment in FHLB stock. Advances from the FHLB may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing for general cash management and liquidity purposes. As of December 31, 2023, there were $95 million of FHLB advances outstanding. See Note 12 of Notes to Consolidated Financial Statements for additional information.
homegenius
As of December 31, 2023, our homegenius segment maintained cash and liquid investments totaling $64 million, including $46 million held by Radian Title Insurance.

Table of Contents Glossary Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Title insurance companies, including Radian Title Insurance, are subject to comprehensive state regulations, including minimum net worth requirements. Radian Title Insurance was in compliance with all of its minimum net worth requirements at December 31, 2023. In the event the cash flows from operations of the homegenius segment are not adequate to fund all of its needs, including the regulatory capital needs of Radian Title Insurance, Radian Group may provide additional funds to the homegenius segment in the form of an intercompany note or other capital contribution, and if needed for Radian Title Insurance, subject to the approval of the Ohio Department of Insurance. Additional capital support may also be required for potential investments in new business initiatives to support our strategy of growing our businesses. During 2023 and 2022, Radian Group made $100 million and $65 million, respectively, of additional equity contributions to support its homegenius subsidiaries.
Liquidity levels may fluctuate depending on the levels and contractual timing of our invoicing and the payment practices of our homegenius clients, in combination with the timing of our homegenius segment’s payments for expenses. The amount, if any, and timing of the homegenius segment’s dividend paying capacity will depend primarily on the amount of excess cash flow generated by the segment.
Ratings
We believe that ratings independently assigned by third-party statistical rating organizations often are considered by others in assessing our credit strength and the financial strength of our primary insurance subsidiaries. Radian Group, Radian Guaranty and Radian Title Insurance are currently assigned the financial strength ratings set forth in the chart below, which are provided for informational purposes only and are subject to change. In “Item 1A. Risk Factors,” see “The current financial strength ratings assigned to our mortgage insurance subsidiaries could weaken our competitive position and potential downgrades by rating agencies to these ratings and the ratings assigned to Radian Group could adversely affect the Company.”

Ratings

Subsidiary	Demotech, Inc.	Fitch (1)	Moody’s (1)	S&P (1)
Radian Group	N/A	BBB-	Baa3	BBB-
Radian Guaranty	N/A	A-	A3	A-
Radian Title Insurance	A	N/A	N/A	N/A
(1)Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”) each currently rate the outlook for both Radian Group and Radian Guaranty as Stable.
Critical Accounting Estimates
SEC guidance defines Critical Accounting Estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. These items require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing our consolidated financial statements in accordance with GAAP, management has made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
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
We considered the sensitivity of first-lien loss reserve estimates at December 31, 2023, by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate estimates for primary loans, excluding any potential benefits from reinsurance. For example, assuming all other factors remain constant, for every one percentage point change in primary Claim Severity (which we estimate to be 98% of defaulted risk exposure at December 31, 2023), we estimated that our loss reserves would change by approximately $4 million at December 31, 2023. Assuming all other factors remain constant, for every one percentage point change in our overall primary net Default to Claim Rate (which we estimate to be 25% at December 31, 2023, including our assumptions related to Loss Mitigation Activities), we estimated a $14 million change in our loss reserves at December 31, 2023.
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
We recognize changes in this receivable based on changes in the estimated amount and timing of such collections, including as a result of changes in observed trends as well as our periodic review of our servicing guide and our operations and collections practices. Key assumptions supporting our estimate of this net premium receivable, which equaled $36 million and $32 million as of December 31, 2023 and 2022, respectively, include a collection rate and average life. During both 2023 and 2022, we made no changes to these assumptions.
Single premiums written are initially recorded as unearned premiums and earned over time based on the anticipated loss pattern and the estimated period of risk exposure, which is primarily derived from historical experience and other factors such as projected losses, premium type and projected contractual periods of risk based on original LTV. Our estimate for the single premium earnings pattern is updated periodically and subject to change given uncertainty as to the underlying loss development and duration of risk. There were no significant changes to our single premium earnings pattern estimate in 2023 and 2022.
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

Table of Contents Glossary Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Instruments
Fair Value
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
Nearly all of our financial instruments recorded at fair value relate to our investment portfolio which, including securities loaned to third-party borrowers under securities lending agreements, totaled $6.3 billion as of December 31, 2023. The primary risks in our investment portfolio are interest-rate risk and credit-spread risk, namely the fair value sensitivity of our fixed income securities to changes in interest rates and credit spreads, respectively. We regularly analyze our exposure to interest-rate risk and credit-spread risk and have determined that the fair value of our investments is materially exposed to changes in both interest rates and credit spreads. For additional information regarding the sensitivity of our investment portfolio to these inputs, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
See also Note 5 of Notes to Consolidated Financial Statements for additional information pertaining to financial instruments at fair value and our valuation methodologies.
Credit Losses and Other Impairments
We perform an evaluation of fixed-maturity securities available for sale each quarter to assess whether any decline in their fair value below cost is deemed to be a credit impairment recognized in earnings. Factors considered in our assessment for impairment include the extent to which the amortized cost basis is greater than fair value and the reasons for the decline in value. As of December 31, 2023, our gross unrealized losses on available for sale securities were $444 million, which can fluctuate materially over time based on changes in market conditions. See Note 6 of Notes to Consolidated Financial Statements for additional information regarding impairments related to investments.
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
We have determined that certain non-insurance entities within Radian may continue to generate taxable losses on a separate company basis in the near term and may not be able to fully utilize certain state and local NOLs on their state and local tax returns. Therefore, with respect to deferred tax assets relating to these state and local NOLs and other state timing adjustments, we retained a valuation allowance of $63 million and $70 million at December 31, 2023 and 2022, respectively.
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

Table of Contents Glossary Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest-Rate Risk and Credit-Spread Risk
The primary market risks in our investment portfolio are interest-rate risk and credit-spread risk, namely the fair value sensitivity of our fixed income securities to changes in interest rates and credit spreads, respectively. We regularly analyze our exposure to interest-rate risk and credit-spread risk and have determined that the fair value of our investments is materially exposed to changes in both interest rates and credit spreads. As of December 31, 2023, we held $106 million of investment securities for trading purposes, representing less than 2% of our total investment portfolio. Accordingly, in presenting this discussion, we have not distinguished between trading and non-trading instruments.
We calculate the duration of our fixed income securities, expressed in years, in order to estimate the interest-rate sensitivity of these securities. The average duration of our total fixed income portfolio was 4.1 years and 4.4 years at December 31, 2023 and 2022, respectively. To assist us in setting duration targets for the investment portfolio, we analyze: (i) the interest-rate sensitivities of our liabilities, including prepayment risk associated with premium cash flows and credit losses; (ii) entity specific cash flows under various economic scenarios; (iii) return, volatility and correlation of specific asset classes and the interconnection with our liabilities; and (iv) our current risk appetite.
Our stress analysis for interest rates is based on the change in fair value of our fixed income securities, assuming a hypothetical instantaneous and parallel 100-basis point increase in the U.S. Treasury yield curve, with all other factors remaining constant. The carrying value of our fixed income securities has a balance of $6.1 billion and $5.6 billion as of December 31, 2023 and 2022, respectively. If interest rates experienced an increase of 100 basis points, our fixed income portfolio would decrease by $244 million and $236 million of the market value of the related fixed income portfolio for 2023 and 2022, respectively.
Credit spread represents the additional yield on a fixed income security, above the risk-free rate, that is paid by an issuer to compensate investors for assuming the credit risk of the issuer and market liquidity of the fixed income security. We manage credit-spread risk on both an entity and group level, across issuer, maturity, sector and asset class. Our stress analysis for credit-spread risk is based on the change in fair value of our fixed income securities, assuming a hypothetical 100-basis point increase in all credit spreads, with the exception of U.S. Treasury and agency RMBS obligations for which we have assumed no change in credit spreads, and assuming all other factors remain constant. If credit spreads experienced an increase of 100 basis points, our fixed income portfolio would decrease by $205 million and $201 million of the market value of the related fixed income portfolio for 2023 and 2022, respectively.
Actual shifts in credit spreads generally vary by issuer and security, based on issuer-specific and security-specific factors such as credit quality, maturity, sector and asset class. Within a given asset class, investment grade securities generally exhibit less credit-spread volatility than securities with lower credit ratings. At December 31, 2023, 95% of our investment portfolio was rated investment grade.
Our sensitivity analyses for interest-rate risk and credit-spread risk provide an indication of our investment portfolio’s sensitivity to shifts in interest rates and credit spreads. However, the timing and magnitude of actual market changes may differ from the hypothetical assumptions used in our sensitivity calculations.
Through our mortgage conduit, we also have exposure to market risks associated with our mortgage loan activities. For additional information on our mortgage loans held for sale, see Note 7 of Notes to Consolidated Financial Statements.
See “Item 1. Business—Investment Policy and Portfolio” for a discussion of portfolio strategy and risk exposure.
Securities Lending Agreements. Radian Group and Radian Guaranty from time to time enter into short-term securities lending agreements with third-party borrowers for the purpose of increasing the income on our investment securities portfolio with limited incremental risk. Market factors, including changes in interest rates, credit spreads and equity prices, may impact the timing or magnitude of cash outflows for the return of cash collateral. As of December 31, 2023 and 2022, the carrying value of these securities included in the sensitivity analyses above was $195 million and $85 million, respectively.
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

Table of Contents Glossary
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Radian Group Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Radian Group Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, changes in common stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)3 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of First-Lien Primary Case Reserves for Mortgage Insurance Policies

As described in Notes 2 and 11 to the consolidated financial statements, the Company establishes case reserves for losses on mortgage insurance policies for loans that are considered to be in default, as well as reserves for loss adjustment expenses and other reserves. As of December 31, 2023, first-lien primary case reserves were $344.2 million of the total $364.9 million of mortgage insurance loss reserves. Management’s estimate of the case reserves for losses involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of each potential loss. Management uses an actuarial projection methodology referred to as a “roll rate” analysis that uses historical claim frequency information to determine the projected ultimate Default to Claim Rates based on the Stage of Default and Time in Default as well as the date that a loan goes into default. After estimating the Default to Claim Rate, management estimates Claim Severity based on the average of recently observed severity rates within product type, type of insurance, and Time in Default cohorts.

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
February 23, 2024

We have served as the Company’s auditor since 2007.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(In thousands, except per-share amounts)	2023	2022
Assets
Investments (Notes 5, 6 and 7)
Fixed-maturities available for sale—at fair value (amortized cost of $5,599,111 and $5,587,261)	$5,188,228	$5,017,711
Trading securities—at fair value (amortized cost of $110,484 and $122,472)	106,423	115,665
Equity securities—at fair value (cost of $92,124 and $162,899)	89,057	148,965
Mortgage loans held for sale—at fair value	32,755	3,549
Other invested assets—at fair value	8,625	5,511
Short-term investments—at fair value (includes $149,364 and $99,735 of reinvested cash collateral held under securities lending agreements)	660,566	402,090
Total investments	6,085,654	5,693,491
Cash	18,999	56,183
Restricted cash	1,066	377
Accrued investment income	45,783	40,093
Accounts and notes receivable	123,857	119,834
Reinsurance recoverable (includes $59 and $18 for paid losses)	25,909	25,633
Deferred policy acquisition costs	18,718	18,460
Property and equipment, net (Note 2)	63,822	70,981
Goodwill and other acquired intangible assets, net (Note 2)	—	15,285
Prepaid federal income taxes (Note 10)	750,320	596,368
Other assets (Note 9)	459,805	427,024
Total assets	$7,593,933	$7,063,729

Liabilities and stockholders’ equity
Liabilities
Unearned premiums	$225,396	$271,479
Reserve for losses and LAE (Note 11)	370,148	426,843
Senior notes (Note 12)	1,417,781	1,413,504
Secured borrowings (Note 12)	119,476	155,822
Reinsurance funds withheld	130,564	152,067
Net deferred tax liability (Note 10)	589,564	391,083
Other liabilities	343,199	333,604
Total liabilities	3,196,128	3,144,402
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($0.001 par value; 485,000 shares authorized; 2023: 173,247 and 153,179 shares issued and outstanding, respectively; 2022: 176,509 and 157,056 shares issued and outstanding, respectively)	173	176
Treasury stock, at cost (2023: 20,068 shares; 2022: 19,453 shares)	(945,870)	(930,643)
Additional paid-in capital	1,430,594	1,519,641
Retained earnings	4,243,759	3,786,952
Accumulated other comprehensive income (loss) (Note 15)	(330,851)	(456,799)
Total stockholders’ equity	4,397,805	3,919,327
Total liabilities and stockholders’ equity	$7,593,933	$7,063,729
See Notes to Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
(In thousands, except per-share amounts)	2023	2022	2021
Revenues
Net premiums earned (Note 8)	$919,578	$981,131	$1,037,183
Services revenue (Note 4)	46,092	92,216	125,825
Net investment income (Note 6)	258,430	195,658	147,909
Net gains (losses) on investments and other financial instruments (includes net realized gains (losses) on investments of $(10,733), $(8,306) and $20,842) (Note 6)	10,241	(80,733)	15,603
Other income	6,247	2,454	3,412
Total revenues	1,240,588	1,190,726	1,329,932

Expenses
Provision for losses	(42,526)	(338,239)	20,877
Policy acquisition costs	24,578	23,918	29,029
Cost of services	38,491	82,358	103,714
Other operating expenses	347,578	381,148	323,686
Interest expense	89,695	84,454	84,344
Impairment of goodwill (Note 2)	9,802	—	—
Amortization of other acquired intangible assets	5,483	4,308	3,450
Total expenses	473,101	237,947	565,100

Pretax income	767,487	952,779	764,832
Income tax provision (Note 10)	164,368	209,845	164,161
Net income	$603,119	$742,934	$600,671

Net income per share
Basic	$3.81	$4.42	$3.19
Diluted	$3.77	$4.35	$3.16

Weighted-average number of common shares outstanding—basic	158,140	167,930	188,370
Weighted-average number of common and common equivalent shares outstanding—diluted	160,133	170,664	190,263

See Notes to Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In thousands)	2023	2022	2021
Net income	$603,119	$742,934	$600,671
Other comprehensive income (loss), net of tax (Note 15)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected losses has not been recognized	114,917	(584,856)	(138,435)
Less: Reclassification adjustment for net gains (losses) on investments included in net income
Net realized gains (losses) on disposals and non-credit related impairment losses	(10,852)	(7,880)	4,472
Net decrease (increase) in expected credit losses	—	—	725
Net unrealized gains (losses) on investments	125,769	(576,976)	(143,632)
Other adjustments to comprehensive income (loss), net	179	84	—
Other comprehensive income (loss), net of tax	125,948	(576,892)	(143,632)
Comprehensive income	$729,067	$166,042	$457,039

See Notes to Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Consolidated Statements of Changes in Common Stockholders’ Equity

	Years Ended December 31,
(In thousands)	2023	2022	2021
Common stock
Balance, beginning of period	$176	$194	$210
Issuance of common stock under incentive and benefit plans	2	2	2
Shares repurchased under share repurchase programs (Note 14)	(5)	(20)	(18)
Balance, end of period	173	176	194

Treasury stock
Balance, beginning of period	(930,643)	(920,798)	(910,115)
Repurchases of common stock under incentive plans	(15,227)	(9,845)	(10,683)
Balance, end of period	(945,870)	(930,643)	(920,798)

Additional paid-in capital
Balance, beginning of period	1,519,641	1,878,372	2,245,897
Issuance of common stock under incentive and benefit plans	4,173	3,386	3,114
Share-based compensation	41,129	38,058	28,443
Shares repurchased under share repurchase program (Note 14)	(134,349)	(400,175)	(399,082)
Balance, end of period	1,430,594	1,519,641	1,878,372

Retained earnings
Balance, beginning of period	3,786,952	3,180,935	2,684,636
Net income	603,119	742,934	600,671
Dividends and dividend equivalents declared	(146,312)	(136,917)	(104,372)
Balance, end of period	4,243,759	3,786,952	3,180,935

Accumulated other comprehensive income (loss)
Balance, beginning of period	(456,799)	120,093	263,725
Net unrealized gains (losses) on investments, net of tax	125,769	(576,976)	(143,632)
Other adjustments to other comprehensive income (loss)	179	84	—
Balance, end of period	(330,851)	(456,799)	120,093

Total stockholders’ equity	$4,397,805	$3,919,327	$4,258,796

See Notes to Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2023	2022	2021

Cash flows from operating activities
Net income	$603,119	$742,934	$600,671
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net (gains) losses on investments and other financial instruments	(10,241)	80,733	(15,603)
Purchases of mortgage loans held for sale	(220,885)	(3,890)	—
Proceeds from sales of mortgage loans held for sale	172,573	—	—
Proceeds from repayments of mortgage loans held for sale	17,064	393	—
Impairment of goodwill	9,802	—	—
Amortization of other acquired intangible assets	5,483	4,308	3,450
Depreciation, other amortization, and other impairments, net	73,632	72,267	72,020
Deferred income tax provision	165,001	206,925	161,793
Change in:
Accrued investment income	(5,690)	(7,281)	1,235
Accounts and notes receivable	(1,618)	4,210	(2,722)
Reinsurance recoverable	(276)	42,263	5,306
Deferred policy acquisition costs	(258)	(2,143)	1,988
Prepaid federal income tax	(153,952)	(242,245)	(143,234)
Other assets	37,960	65,744	65,071
Unearned premiums	(46,083)	(57,611)	(119,701)
Reserve for losses and LAE	(56,695)	(401,799)	(19,771)
Reinsurance funds withheld	(21,503)	(76,011)	(50,477)
Other liabilities	(37,999)	(40,499)	(2,914)
Net cash provided by (used in) operating activities	529,434	388,298	557,112

Cash flows from investing activities
Proceeds from sales of:
Fixed-maturities available for sale	331,880	399,371	735,340
Trading securities	9,123	8,868	7,952
Equity securities	67,953	8,004	36,748
Proceeds from redemptions of:
Fixed-maturities available for sale	498,081	789,929	1,225,626
Trading securities	1,707	102,121	16,668
Purchases of:
Fixed-maturities available for sale	(933,264)	(1,414,966)	(1,980,155)
Equity securities	(8,334)	(24,637)	(105,649)
Sales, redemptions and (purchases) of:
Short-term investments, net	(251,662)	150,694	68,083
Other assets and other invested assets, net	(45)	(6,887)	6,126
Additions to property and equipment	(16,281)	(17,672)	(12,601)
Net cash provided by (used in) investing activities	(300,842)	(5,175)	(1,862)

See Notes to Consolidated Financial Statements.

Table of Contents Glossary
Radian Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
(In thousands)	2023	2022	2021

Cash flows from financing activities
Dividends and dividend equivalents paid	(145,908)	(135,437)	(103,298)
Issuance of common stock	1,755	1,341	1,382
Repurchases of common stock	(133,314)	(400,195)	(399,100)
Credit facility commitment fees paid	(904)	(814)	(3,325)
Change in secured borrowings, net (with terms three months or less)	38,229	102,983	13,565
Proceeds from secured borrowings (with terms greater than three months)	207,518	28,704	42,000
Repayments of secured borrowings (with terms greater than three months)	(232,463)	(75,765)	(48,000)
Net cash provided by (used in) financing activities	(265,087)	(479,183)	(496,776)

Increase (decrease) in cash and restricted cash	(36,495)	(96,060)	58,474
Cash and restricted cash, beginning of period	56,560	152,620	94,146
Cash and restricted cash, end of period	$20,065	$56,560	$152,620

Supplemental disclosures of cash flow information
Income taxes paid (Note 10)	$153,974	$243,500	$143,973
Interest paid	86,532	79,062	78,704

See Notes to Consolidated Financial Statements.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

1. Description of Business
We are a mortgage and real estate company, providing both credit-related mortgage insurance coverage and an array of other mortgage, risk, title, real estate and real estate technology products and services. We have two reportable business segments—Mortgage Insurance and homegenius.
Mortgage Insurance
Our Mortgage Insurance segment provides credit-related insurance coverage for the benefit of mortgage lending institutions and mortgage credit investors, principally through private mortgage insurance on residential first-lien mortgage loans, and also offers other credit risk management solutions to our customers. We provide our mortgage insurance products and services mainly through our wholly owned subsidiary, Radian Guaranty.
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
Our total direct primary mortgage IIF and RIF were $270.0 billion and $69.7 billion, respectively, as of December 31, 2023, compared to $261.0 billion and $66.1 billion, respectively, as of December 31, 2022.
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
homegenius
Our homegenius segment is primarily a fee-for-service business that offers an array of products and services to market participants across the real estate value chain. Our homegenius products and services include title, real estate and real estate technology products and services offered primarily to consumers, mortgage lenders, mortgage and real estate investors, GSEs, real estate brokers and agents, and corporations for their employees. These products and services help lenders, investors, consumers and real estate agents evaluate, manage, monitor, acquire and sell properties. They include proprietary platform-as-a-service solutions, as well as other services, such as real estate owned asset management, single-family rental services and real estate valuation services. In addition, we provide title insurance and non-insurance title, closing and settlement services to mortgage lenders, GSEs and mortgage investors, as well as directly to consumers for residential mortgage loans.
See Note 4 for additional information about our reportable segments and All Other business activities, which include the activities and investments associated with Radian Mortgage Capital.
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
Restricted Cash
Included in our restricted cash balances as of December 31, 2023 and 2022, were cash funds held in trusts for the benefit of certain counterparties, primarily as security for the payment and performance of the Company’s obligations.
Accounts and Notes Receivable
Accounts and notes receivable primarily consist of accrued premiums receivable, amounts billed and due from our customers for services performed, and certain receivables related to our reinsurance transactions. Accounts and notes receivable are carried at their estimated collectible amounts, net of any allowance for doubtful accounts, and are periodically evaluated for collectability based on past payment history and current economic conditions. See “Revenue Recognition—Mortgage Insurance” below for information on our deferred premiums and Note 8 for details on our reinsurance agreements.
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
We do not establish reserves for loans that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. We generally do not establish loss reserves for expected future claims on insured mortgages that are not in default. See “Reserve for Premium Deficiency” below for an exception to these general principles.
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
Reserve for Premium Deficiency
Insurance enterprises are required to establish a premium deficiency reserve if the net present value of the expected future losses and expenses for a particular product line exceeds the net present value of expected future premiums and existing reserves for that product line. We reassess our expectations for premiums, losses and expenses for our mortgage insurance business at least quarterly and update our premium deficiency analyses accordingly. For our mortgage insurance business, we group our mortgage insurance products into two categories: first-lien and second-lien mortgage loans.
We did not require a first-lien or second-lien premium deficiency reserve as of December 31, 2023 or 2022.
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
future date. As of December 31, 2023 and 2022, this net premium receivable was $36 million and $32 million, respectively, representing the present values of $81 million and $77 million, respectively, in contractual deferred monthly premiums, after adjustments for the estimated collectability and timing of future billing. We recognize changes in this receivable based on changes in the estimated amount and timing of such collections, including as a result of changes in observed trends as well as our periodic review of our servicing guide and our operations and collections practices. Given the difference between the present value of the net premium receivable recorded and the contractual premiums due, such changes to the preceding factors could have a material effect on our results of operations in future periods if any changes are implemented.
Annual premiums written are initially recorded as unearned premiums and amortized on a monthly, straight-line basis. Single premiums written are initially recorded as unearned premiums and earned over time based on the anticipated claim payment pattern, which includes historical industry experience and is updated periodically.
When we rescind insurance coverage on a loan, we refund all premiums received in connection with such coverage. When insurance coverage on a loan is canceled due to claim payment, we refund all premiums received since the date of delinquency. When insurance coverage is canceled for a reason other than Rescission or claim payment, all premium that is nonrefundable is immediately earned. Premium revenue is recognized net of our accrual for estimated premium refunds due to Rescissions, claim payments or other factors.
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
Other Products and Services
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
Our services and related revenue recognition considerations are primarily as follows:
Real Estate. We provide real estate services, including asset management and valuation services. Asset management services include management of the entire REO disposition process and services such as diligence and underwriting that serve the single-family rental asset class. In certain instances, fees are received at the time that an asset is assigned to Radian for management. These fees are recorded as deferred revenue and are recognized over time based on progress to date and the availability to customers. In addition, we offer a web-based asset management workflow solution to assist in managing REO assets, rental properties, due diligence for bulk acquisitions of multiple properties, loss mitigation efforts and short sales.
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
Real Estate Technology. We are continuing to develop a growing suite of real estate technology products and services that are designed to facilitate real estate transactions and are provided as proprietary platform-as-a-service solutions. Revenues for these services are recognized over time as the service is provided and made available to the customer.
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
level. A reporting unit represents a business for which discrete financial information is available. We have concluded that we have one reporting unit, our homegenius segment, for purposes of our goodwill impairment assessment. We generally perform our annual goodwill impairment test during the fourth quarter of each year, comparing the carrying value of the reporting unit as of the prior quarter to its estimated fair value. An impairment charge is recognized for any excess of the reporting unit’s carrying amount over the reporting unit’s estimated fair value, up to the full amount of the goodwill allocated to the reporting unit.
The following table shows the changes in the carrying amount of goodwill for the period indicated, which reflect the results of our impairment testing in the fourth quarter of 2023.

Rollforward of goodwill

(In thousands)	Goodwill	Accumulated Impairment Losses	Net
Balance at December 31, 2022	$9,802	$—	$9,802
Impairment losses	—	(9,802)	(9,802)
Balance at December 31, 2023	$9,802	$(9,802)	$—
The calculation of the estimated fair value of goodwill is performed primarily using an income approach and requires the use of significant estimates and assumptions that are highly subjective in nature, such as future expected cash flows, discount rates, attrition rates and market conditions. Included in our estimates and assumptions is the impact of current year profitability, estimated future cash flows and, to a lesser extent, observed competitor declining trends.
The sustained inflationary pressures and higher interest rate environment have negatively impacted our homegenius businesses, resulting in losses due primarily to the decline in industry-wide purchase and refinance volumes. Despite steps taken to align our workforce to the current and expected needs of the business and reduce our operating expenses, we expect this trend to continue to impact the results of our homegenius segment in at least the near-term based on current market conditions and our expectation that overall refinance volumes will remain low. As a result of our updated financial forecast completed in the fourth quarter of 2023 and based on our annual goodwill impairment assessment in the fourth quarter of 2023, we recorded an impairment of the outstanding balance of $10 million. As a result of this impairment, there was no remaining goodwill balance at December 31, 2023.
Our acquired intangible assets, other than goodwill, primarily consist of customer relationships and represent the value of the specifically acquired customer relationships. For financial reporting purposes, intangible assets with finite lives are amortized over their applicable estimated useful lives in a manner that approximates the pattern of expected economic benefit from each intangible asset. All of our other acquired intangible assets have now been fully amortized and, as such, there was no remaining other acquired intangible asset balance at December 31, 2023.
The following is a summary of the gross and net carrying amounts and accumulated amortization (including impairment) of our other acquired intangible assets as of the periods indicated.

Other acquired intangible assets

	December 31, 2023			December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$43,550	$(43,550)	$—	$43,550	$(38,067)	$5,483
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
The estimated useful life used to calculate the amortization of internal-use software is generally seven years. Leasehold improvements are depreciated over the lesser of the estimated useful life of the asset improved or the remaining term of the lease. The estimated useful life used to calculate the depreciation of furniture and equipment is generally three years. Depreciation and amortization expense associated with property and equipment was $15 million for both the years ended December 31, 2023 and 2022, and $16 million for the year ended December 31, 2021.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements
The following is a summary of the gross and net carrying amounts and accumulated amortization / depreciation (including impairment) of our property and equipment as of the periods indicated. See Note 9 for more information about impairments.

Property and equipment

	December 31, 2023			December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization / Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Depreciation	Net Carrying Amount
Internal-use software	$163,408	$(110,845)	$52,563	$155,984	$(100,734)	$55,250
Leasehold improvements	39,339	(32,182)	7,157	39,134	(26,236)	12,898
Furniture and equipment	71,881	(67,779)	4,102	68,217	(65,384)	2,833
Total	$274,628	$(210,806)	$63,822	$263,335	$(192,354)	$70,981
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
Accounting Standards Not Yet Adopted
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures. This update enhances disclosure requirements, primarily through enhanced disclosures about significant reportable segment expenses under ASC 280. This update is applicable to all public entities and is effective for fiscal years starting after December 15, 2023, and interim periods within fiscal periods commencing after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied retrospectively for all periods presented in the financial statements. We are currently evaluating the impact the new accounting guidance will have on our financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures, an update which enhances income tax disclosures. This guidance requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income taxes paid. This update is applicable to all public entities and is effective for fiscal years starting after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied prospectively; however, retrospective application is permitted. We are currently evaluating the impact the new accounting guidance will have on our financial statements and disclosures.
3. Net Income Per Share
The calculation of basic and diluted net income per share is as follows.

Net income per share

	Years Ended December 31,
(In thousands, except per-share amounts)	2023	2022	2021
Net income—basic and diluted	$603,119	$742,934	$600,671

Average common shares outstanding—basic	158,140	167,930	188,370
Dilutive effect of share-based compensation arrangements (1)	1,993	2,734	1,893
Adjusted average common shares outstanding—diluted	160,133	170,664	190,263

Net income per share
Basic	$3.81	$4.42	$3.19
Diluted	$3.77	$4.35	$3.16
(1)The following number of shares of our common stock equivalents issued under our share-based compensation arrangements are not included in the calculation of diluted net income per share because their effect would be anti-dilutive.

	Years Ended December 31,
(In thousands)	2023	2022	2021
Shares of common stock equivalents	14	—	28

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements
4. Segment Reporting
We have two strategic business units that we manage separately—Mortgage Insurance and homegenius. Our Mortgage Insurance segment derives its revenue from mortgage insurance and other mortgage and risk services, including contract underwriting solutions provided to mortgage lending institutions and mortgage credit investors. Our homegenius segment offers an array of title, real estate and real estate technology products and services to consumers, mortgage lenders, mortgage and real estate investors, GSEs, real estate brokers and agents, and corporations for their employees.
In addition, we report as All Other activities that include: (i) income (losses) from assets held by Radian Group, our holding company; (ii) related general corporate operating expenses not attributable or allocated to our reportable segments; and (iii) certain new business opportunities and other immaterial activities, the majority of which are currently activities associated with our mortgage conduit business conducted through Radian Mortgage Capital.
We allocate corporate operating expenses to our reportable segments and other immaterial operating segments included in All Other based primarily on each segment’s forecasted annual percentage of total revenue, which approximates the estimated percentage of management time spent on each segment. In addition, we allocate all corporate interest expense to our Mortgage Insurance segment, due to the capital-intensive nature of our mortgage insurance business. We do not manage assets by segment.
See Note 1 for additional details about our Mortgage Insurance and homegenius businesses.
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
Trends in the profitability of our fundamental operating activities can be more clearly identified without the fluctuations of these realized and unrealized gains or losses and changes in fair value of other financial instruments. Except for certain investments and other financial instruments attributable to our reportable segments and All Other activities, we do not view them to be indicative of our fundamental operating activities.
(2)Amortization and impairment of goodwill and other acquired intangible assets. Amortization of acquired intangible assets represents the periodic expense required to amortize the cost of acquired intangible assets over their estimated useful lives. Acquired intangible assets are also periodically reviewed for potential impairment, and impairment adjustments are made whenever appropriate. We do not view these charges as part of the operating performance of our primary activities.
(3)Impairment of other long-lived assets and other non-operating items, if any. Impairment of other long-lived assets and other non-operating items includes activities that we do not view to be indicative of our fundamental operating activities, such as: (i) impairment of internal-use software and other long-lived assets; (ii) gains (losses) from the sale of lines of business; (iii) acquisition-related income and expenses; and (iv) gains (losses) on extinguishment of debt.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements
The reconciliation of adjusted pretax operating income (loss) for our reportable segments to consolidated pretax income is as follows.

Reconciliation of adjusted pretax operating income (loss) by segment

	December 31,
(In thousands)	2023	2022	2021
Adjusted pretax operating income (loss)
Mortgage Insurance	$829,824	$1,131,943	$781,546
homegenius	(86,270)	(88,198)	(27,324)
Total adjusted pretax operating income for reportable segments	743,554	1,043,745	754,222
All Other adjusted pretax operating income	42,873	8,972	3,527
Net gains (losses) on investments and other financial instruments (1)	9,427	(80,780)	14,094
Impairment of goodwill (Note 2)	(9,802)	—	—
Amortization of other acquired intangible assets	(5,483)	(4,308)	(3,450)
Impairment of other long-lived assets and other non-operating items (2)	(13,082)	(14,850)	(3,561)
Consolidated pretax income	$767,487	$952,779	$764,832
(1)Excludes certain net gains (losses), if any, on investments and other financial instruments that are attributable to specific operating segments and therefore included in adjusted pretax operating income (loss).
(2)Amounts primarily relate to impairments of other long-lived assets that are included in other operating expenses on the consolidated statements of operations. For 2023, amount includes $9 million and $5 million related to impairments of our lease-related assets and internal use software, respectively. For 2022, amount is primarily related to impairments of our lease-related assets. See Note 9 for more information on our lease-related impairments.
Revenue and Other Segment Information
The following tables reconcile reportable segment revenues to consolidated revenues and summarize interest expense, depreciation expense, allocation of corporate operating expenses and adjusted pretax operating income for our reportable segments as follows.

Reportable segment revenue and other segment information

	December 31, 2023
(In thousands)	Mortgage Insurance	homegenius	Reportable Segment Total	All Other	Inter-segment	Adjustments	Consolidated Total
Net premiums earned	$909,363	$10,215	$919,578	$—	$—	$—	$919,578
Services revenue	1,088	45,394	46,482	—	(390)	—	46,092
Net investment income	195,077	2,031	197,108	61,322	—	—	258,430
Net gains (losses) on investments and other financial instruments	—	—	—	814	—	9,427	10,241
Other income	5,372	—	5,372	27	(20)	868	6,247
Total revenues	$1,110,900	$57,640	$1,168,540	$62,163	$(410)	$10,295	$1,240,588
Other segment information:
Interest expense	$86,188	$—	$86,188
Direct depreciation expense	8,164	2,563	10,727
Allocation of corporate operating expenses (1)	140,583	18,783	159,366
(1)Includes immaterial allocated depreciation expense.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

	December 31, 2022
(In thousands)	Mortgage Insurance	homegenius	Reportable Segment Total	All Other	Inter-segment	Adjustments	Consolidated Total
Net premiums earned	$957,213	$23,918	$981,131	$—	$—	$—	$981,131
Services revenue	7,390	85,158	92,548	—	(332)	—	92,216
Net investment income	171,221	729	171,950	23,708	—	—	195,658
Net gains (losses) on investments and other financial instruments	—	—	—	47	—	(80,780)	(80,733)
Other income	2,376	170	2,546	78	(170)	—	2,454
Total revenues	$1,138,200	$109,975	$1,248,175	$23,833	$(502)	$(80,780)	$1,190,726
Other segment information:
Interest expense	$84,440	$—	$84,440
Direct depreciation expense	8,986	2,538	11,524
Allocation of corporate operating expenses (1)	138,566	22,856	161,422
(1)Includes immaterial allocated depreciation expense.

	December 31, 2021
(In thousands)	Mortgage Insurance	homegenius	Reportable Segment Total	All Other	Inter-segment	Adjustments	Consolidated Total
Net premiums earned	$998,282	$38,901	$1,037,183	$—	$—	$—	$1,037,183
Services revenue	17,670	108,282	125,952	154	(281)	—	125,825
Net investment income	132,929	358	133,287	14,622	—	—	147,909
Net gains (losses) on investments and other financial instruments	—	1,509	1,509	—	—	14,094	15,603
Other income	2,678	—	2,678	734	—	—	3,412
Total revenues	$1,151,559	$149,050	$1,300,609	$15,510	$(281)	$14,094	$1,329,932
Other segment information:
Interest expense	$84,344	$—	$84,344
Direct depreciation expense	9,580	2,452	12,032
Allocation of corporate operating expenses (1)	127,482	18,482	145,964
(1)Includes immaterial allocated depreciation expense.
There was no single customer that accounted for more than 10% of our consolidated revenues (excluding net gains (losses) on investments and other financial instruments) in 2023, 2022 or 2021. There was no customer that accounted for more than 10% of NIW in 2023 or 2022, as compared to one in 2021.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements
The table below, which represents total services revenue on our consolidated statements of operations for the periods indicated, represents the disaggregation of services revenues by revenue type.

Services revenue

	Years Ended December 31,
(In thousands)	2023	2022	2021
homegenius
Real estate
Valuation	$17,139	$33,724	$32,459
Single-family rental	7,743	24,387	27,291
Asset management technology platform	4,639	4,814	5,535
Real estate owned asset management	3,960	3,091	2,370
Other real estate services	30	115	144
Title	11,464	18,687	40,202
Real estate technology	29	8	—
Mortgage Insurance
Contract underwriting services	1,088	1,775	5,676
Loan fulfillment services	—	5,615	11,994
All Other	—	—	154
Total services revenue	$46,092	$92,216	$125,825
Revenue recognized related to services made available to customers and billed is reflected in accounts and notes receivable. Accounts and notes receivable include $5 million and $12 million as of December 31, 2023 and 2022, respectively, related to services revenue contracts. Revenue recognized related to services performed and not yet billed is recorded in unbilled receivables and reflected in other assets. Deferred revenue, which represents advance payments received from customers in advance of revenue recognition, is immaterial for all periods presented. We have no material bad-debt expense.
5. Fair Value of Financial Instruments
The following tables include a list of assets and liabilities that are measured at fair value by hierarchy level as of the dates indicated.

Assets and liabilities carried at fair value by hierarchy level

	December 31, 2023
(In thousands)	Level I	Level II	Level III	Total

Investments
Fixed-maturities available for sale
U.S. government and agency securities	$124,734	$9,859	$—	$134,593
State and municipal obligations	—	142,785	—	142,785
Corporate bonds and notes	—	2,511,905	—	2,511,905
RMBS	—	1,014,071	—	1,014,071
CMBS	—	558,383	—	558,383
CLO	—	487,849	—	487,849
Other ABS	—	284,559	—	284,559
Foreign government and agency securities	—	5,087	—	5,087
Mortgage insurance-linked notes (1)	—	48,996	—	48,996
Total fixed-maturities available for sale	124,734	5,063,494	—	5,188,228

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Assets and liabilities carried at fair value by hierarchy level

	December 31, 2023
(In thousands)	Level I	Level II	Level III	Total

Trading securities
State and municipal obligations	—	70,844	—	70,844
Corporate bonds and notes	—	24,913	—	24,913
RMBS	—	5,930	—	5,930
CMBS	—	4,736	—	4,736
Total trading securities	—	106,423	—	106,423

Equity securities	81,170	5,387	2,500	89,057

Mortgage loans held for sale (2)	—	32,755	—	32,755

Other invested assets (3)	—	—	7,196	7,196

Short-term investments
State and municipal obligations	—	2,700	—	2,700
Money market instruments	368,433	—	—	368,433
Corporate bonds and notes	—	150,930	—	150,930
CMBS	—	1,347	—	1,347
Other ABS	—	1,158	—	1,158
Other investments (4)	—	135,998	—	135,998
Total short-term investments	368,433	292,133	—	660,566

Total investments at fair value (3)	574,337	5,500,192	9,696	6,084,225

Other
Derivative assets (5)	—	1,912	1	1,913
Loaned securities (6)
U.S. government and agency securities	9,803	—	—	9,803
Corporate bonds and notes	—	117,992	—	117,992
Equity securities	75,898	—	—	75,898
Total assets at fair value (3)	$660,038	$5,620,096	$9,697	$6,289,831

Liabilities
Derivative liabilities (5)	$—	$817	$692	$1,509
Total liabilities at fair value	$—	$817	$692	$1,509
(1)Includes mortgage insurance-linked notes purchased by Radian Group in connection with the XOL Program. See Note 8 for more information.
(2)We elected the fair value option for our mortgage loans held for sale to mitigate income statement volatility and allow for consistent treatment of both loans and any associated hedges or derivatives. See Note 7 for more information about our mortgage loans held for sale.
(3)Does not include other invested assets of $1 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient.
(4)Comprises short-term certificates of deposit and commercial paper.
(5)Level III derivative assets and liabilities consist of embedded derivatives related to our XOL Program, which are classified as other assets in our consolidated balance sheets. See Note 8 for more information.
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
(1)Includes mortgage insurance-linked notes purchased by Radian Group in connection with the XOL Program. See Note 8 for more information.
(2)Does not include other invested assets of $1 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient.
(3)Comprises short-term certificates of deposit and commercial paper.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements
(4)Securities loaned to third-party borrowers under securities lending agreements are classified as other assets in our consolidated balance sheets. See Note 6 for more information.
(5)Level III derivative liabilities consist of embedded derivatives related to our XOL Program, which are classified as other liabilities in our consolidated balance sheets. See Note 8 for more information.
Activity related to Level III assets and liabilities (including realized and unrealized gains and losses, purchases, sales, issuances, settlements and transfers) was immaterial for the years ended December 31, 2023 and 2022.
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
Derivative Assets and Liabilities. These instruments include embedded derivatives related to our XOL Program, which are categorized in Level III of the fair value hierarchy. The fair value of these derivatives reflects the present value impact of the variation in investment income on the assets held by the reinsurance trusts and the contractual reference rate used to calculate the reinsurance premiums we will pay. Beginning in 2022, our derivative assets and liabilities also include the fair value of certain forward mortgage loan commitments as well as hedging instruments used to manage interest rate risk related to our investments in mortgage loans held for sale. The Company’s derivative instruments are not designated as accounting hedging instruments, and therefore, changes in fair value are recorded in our consolidated statements of operations. These derivative assets and liabilities are categorized in either Level II or III of the fair value hierarchy.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value in our consolidated balance sheets were as follows as of the dates indicated.

Financial instruments not carried at fair value

	December 31, 2023		December 31, 2022
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Company-owned life insurance	$106,417	$106,417	$105,331	$105,331
Senior notes	1,417,781	1,406,118	1,413,504	1,361,844
Secured borrowings
FHLB advances	$95,277	$95,348	$153,686	$153,728
Mortgage loan financing facilities	24,199	24,199	2,136	2,136
Total secured borrowings	$119,476	$119,547	$155,822	$155,864
The fair value of our company-owned life insurance is estimated based on the cash surrender value less applicable surrender charges. These assets are categorized in Level II of the fair value hierarchy. See Note 9 for further information on our company-owned life insurance.
The fair value of our senior notes is estimated based on quoted market prices. The fair value of our secured borrowings is estimated based on current market rates and contractual cash flows, including for FHLB advances, any fees that may be required to be paid to the FHLB. These liabilities are categorized in Level II of the fair value hierarchy. See Note 12 for further information about our senior notes and secured borrowings.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements
6. Investments
Available for Sale Securities
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated.

Available for sale securities

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Fixed-maturities available for sale
U.S. government and agency securities	$171,194	$93	$(26,891)		$144,396
State and municipal obligations	158,539	283	(16,037)		142,785
Corporate bonds and notes	2,876,175	12,286	(259,177)		2,629,284
RMBS	1,089,919	8,250	(84,098)		1,014,071
CMBS	605,029	51	(46,697)		558,383
CLO	494,339	63	(6,553)		487,849
Other ABS	286,988	1,608	(4,037)		284,559
Foreign government and agency securities	5,128	—	(41)		5,087
Mortgage insurance-linked notes (1)	47,456	1,540	—		48,996
Total securities available for sale, including loaned securities	5,734,767	$24,174	$(443,531)	(2)	5,315,410
Less: loaned securities (3)	135,656				127,182
Total fixed-maturities available for sale	$5,599,111				$5,188,228

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Fixed-maturities available for sale
U.S. government and agency securities	$174,138	$206	$(28,902)		$145,442
State and municipal obligations	164,325	—	(21,939)		142,386
Corporate bonds and notes	2,886,905	1,403	(350,537)		2,537,771
RMBS	1,025,795	1,163	(98,559)		928,399
CMBS	645,890	13	(52,546)		593,357
CLO	518,677	—	(20,485)		498,192
Other ABS	168,033	69	(6,743)		161,359
Foreign government and agency securities	5,118	—	(143)		4,975
Mortgage insurance-linked notes (1)	54,578	80	(1,639)		53,019
Total securities available for sale, including loaned securities	5,643,459	$2,934	$(581,493)	(2)	5,064,900
Less: loaned securities (3)	56,198				47,189
Total fixed-maturities available for sale	$5,587,261				$5,017,711
(1)Includes mortgage insurance-linked notes purchased by Radian Group in connection with the XOL Program. See Note 8 for more information.
(2)See “Gross Unrealized Losses and Related Fair Value of Available for Sale Securities” below for additional details.
(3)Included in other assets in our consolidated balance sheets. See “Loaned Securities” below for a discussion of our securities lending agreements.
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
category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of December 31, 2023 and 2022, are loaned securities that are classified as other assets in our consolidated balance sheets, as further described below.

Unrealized losses on fixed-maturities available for sale by category and length of time

	December 31, 2023
(In thousands)	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$15,650	$(938)	$113,678	$(25,953)	$129,328	$(26,891)
State and municipal obligations	17,154	(551)	104,949	(15,486)	122,103	(16,037)
Corporate bonds and notes	161,924	(1,261)	2,055,113	(257,916)	2,217,037	(259,177)
RMBS	113,506	(1,439)	653,955	(82,659)	767,461	(84,098)
CMBS	8,558	(31)	546,104	(46,666)	554,662	(46,697)
CLO	15,083	(25)	438,294	(6,528)	453,377	(6,553)
Other ABS	49,513	(322)	64,078	(3,715)	113,591	(4,037)
Foreign government and agency securities	—	—	5,087	(41)	5,087	(41)
Total	$381,388	$(4,567)	$3,981,258	$(438,964)	$4,362,646	$(443,531)

	December 31, 2022
(In thousands)	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$86,964	$(21,370)	$47,770	$(7,532)	$134,734	$(28,902)
State and municipal obligations	116,285	(14,231)	25,401	(7,708)	141,686	(21,939)
Corporate bonds and notes	1,769,547	(176,768)	701,936	(173,769)	2,471,483	(350,537)
RMBS	610,812	(46,117)	261,370	(52,442)	872,182	(98,559)
CMBS	469,100	(38,178)	121,277	(14,368)	590,377	(52,546)
CLO	246,705	(10,271)	245,584	(10,214)	492,289	(20,485)
Other ABS	115,181	(3,603)	31,041	(3,140)	146,222	(6,743)
Foreign government and agency securities	4,975	(143)	—	—	4,975	(143)
Mortgage insurance-linked notes	43,745	(1,639)	—	—	43,745	(1,639)
Total	$3,463,314	$(312,320)	$1,434,379	$(269,173)	$4,897,693	$(581,493)
There were 1,063 and 1,284 securities in an unrealized loss position at December 31, 2023 and 2022, respectively. We determined that these unrealized losses were due to non-credit factors and that, as of December 31, 2023, we did not expect to realize a loss for our investments in an unrealized loss position given our intent and ability to hold these investment securities until recovery of their amortized cost basis. See Note 2 for information regarding our accounting policy for impairments of investments.
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
Fees received and paid in connection with securities lending agreements are recorded in net investment income on the consolidated statements of operations.
All of our securities lending agreements are classified as overnight and revolving. Securities collateral on deposit with us from third-party borrowers totaling $61 million and $16 million as of December 31, 2023 and 2022, respectively, may not be transferred or re-pledged unless the third-party borrower is in default, and is therefore not reflected in our consolidated financial statements.
Net Investment Income
Net investment income consisted of the following.

Net investment income

	Years Ended December 31,
(In thousands)	2023	2022	2021
Investment income
Fixed-maturities	$226,654	$184,189	$145,613
Equity securities	13,420	11,210	8,158
Mortgage loans held for sale	4,212	39	—
Short-term investments	18,840	5,716	817
Other (1)	5,286	1,370	368
Gross investment income	268,412	202,524	154,956
Investment expenses (1)	(9,982)	(6,866)	(7,047)
Net investment income	$258,430	$195,658	$147,909
(1)Includes the impact from our securities lending activities.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements
Net Gains (Losses) on Investments and Other Financial Instruments
Net gains (losses) on investments and other financial instruments consisted of the following.

Net gains (losses) on investments and other financial instruments

	Years Ended December 31,
(In thousands)	2023	2022	2021
Net realized gains (losses) on investments sold or redeemed (1)
Fixed-maturities available for sale
Gross realized gains	$1,609	$2,763	$22,766
Gross realized losses	(15,346)	(12,737)	(17,105)
Fixed-maturities available for sale, net	(13,737)	(9,974)	5,661
Trading securities	(402)	(135)	390
Equity securities	3,350	1,655	10,820
Other investments	56	148	3,971
Net realized gains (losses) on investments sold or redeemed (1)	(10,733)	(8,306)	20,842
Change in unrealized gains (losses) on investments sold or redeemed (1)	915	(3,458)	(8,714)
Net decrease (increase) in expected credit losses	—	—	918
Net unrealized gains (losses) on investments still held (1)
Trading securities	2,308	(27,700)	(7,330)
Equity securities	7,625	(25,255)	10,210
Other investments	25	(387)	1,173
Net unrealized gains (losses) on investments still held (1)	9,958	(53,342)	4,053
Total net gains (losses) on investments (1)	140	(65,106)	17,099
Net gains (losses) on mortgage loans held for sale (Note 7) (2)	814	48	—
Net gains (losses) on other financial instruments (1)(3)	9,287	(15,675)	(1,496)
Net gains (losses) on investments and other financial instruments	$10,241	$(80,733)	$15,603
(1)Excludes activities related to our mortgage loans held for sale. See Note 7 for additional information.
(2)Includes realized and unrealized net gains (losses) on mortgage loans held for sale and related activities, including interest rate hedges. See Note 7 for additional details.
(3)Includes changes in the fair value of embedded derivatives associated with our XOL Program. See Note 8 for additional information.
Contractual Maturities
The contractual maturities of fixed-maturities available for sale were as follows.

Contractual maturities of fixed-maturities available for sale

	December 31, 2023
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$120,944	$119,450
Due after one year through five years (1)	1,296,391	1,243,001
Due after five years through 10 years (1)	928,170	850,861
Due after 10 years (1)	865,531	708,240
Asset-backed securities and mortgage-backed securities (2)	2,523,731	2,393,858
Total	5,734,767	5,315,410
Less: loaned securities	135,656	127,182
Total fixed-maturities available for sale	$5,599,111	$5,188,228
(1)Actual maturities may differ as a result of calls before scheduled maturity.
(2)Includes RMBS, CMBS, CLO, Other ABS and mortgage insurance-linked notes, which are not due at a single maturity date.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements
Other
Our fixed-maturities available for sale include securities totaling $14 million and $13 million at December 31, 2023 and 2022, respectively, on deposit and serving as collateral with various state regulatory authorities. Our fixed-maturities available for sale and trading securities also include securities serving as collateral for our FHLB advances. See Note 12 for additional information about our FHLB advances.
7. Mortgage Loans Held for Sale
The carrying value of mortgage loans held for sale owned by Radian Mortgage Capital totaled $33 million and $4 million at December 31, 2023 and 2022, respectively, and is based on fair value. The estimated fair value of our mortgage loans held for sale is subject to changes in mortgage interest rates from the closing or purchased date through the date of the sale into the secondary market. We elected the fair value option for our mortgage loans held for sale to mitigate income statement volatility and allow for consistent treatment of both loans and any associated hedges or derivatives. Net gains (losses) associated with our mortgage loans held for sale and any related hedges are included in net gains (losses) on investments and other financial instruments on our consolidated statements of operations. See Note 5 for additional information about the fair value of these financial instruments.
As of December 31, 2023, our mortgage loans held for sale consisted of 72 mortgage loans with a total unpaid principal balance of $32 million, related to properties in 24 states and the District of Columbia. As of December 31, 2023, none of these loans were greater than ninety days delinquent or in nonaccrual status. Interest earned on mortgage loans held for sale is included in net investment income on our consolidated statements of operations.
Further, as of December 31, 2023, the Company had commitments to purchase and fund additional mortgage loans with a total unpaid principal balance of $84 million. Prior to the settlement and funding of these loan purchases, any unrealized net gains (losses) related to these commitments are recorded as derivative assets or liabilities on our consolidated balance sheets.
The following table reflects the outstanding derivative instruments used to hedge our mortgage loan activity as of the dates indicated.

Derivative hedging instruments

	December 31, 2023			December 31, 2022
	Notional (1)	Fair Value		Notional (1)	Fair Value
(In thousands)		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Hedging instruments (2)
Forward RMBS purchase contracts	$51,100	$715	$817	$4,450	$—	$42
Interest rate swap futures contracts	7,300	489	—	—	—	—
(1)Notional amounts provide an indication of the volume of the Company’s derivative activity.
(2)All of the derivatives used for hedging purposes are interest rate derivatives subject to master netting agreements and are considered economic hedges.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements
Net gains (losses) on our mortgage loans held for sale and related derivatives consisted of the following.

Net gains (losses) on mortgage loans held for sale

	Years Ended December 31,
(In thousands)	2023	2022
Net realized gains (losses)
Mortgage loans	$(2,634)	$28
Mortgage loan hedging activities	3,144	—
Total realized gains (losses)	510	28

Mortgage servicing rights resulting from loan sales	41	—

Change in unrealized gains (losses) on mortgage loans and related derivatives sold or redeemed	(20)	—

Unrealized gains (losses) on mortgage loans and related derivatives still held
Mortgage loans (1)	1,331	62
Mortgage loan hedging activities	(1,048)	(42)
Total net unrealized gains (losses)	283	20
Net gains (losses) on investments and other financial instruments	$814	$48
(1)Includes net gains (losses) on mortgage loan commitments accounted for as derivatives prior to settlement.
We primarily fund the purchases of our mortgage loans held for sale with amounts borrowed under our mortgage loan financing facilities. Expenses related to these facilities are included in interest expense on our consolidated statements of operations. See Note 12 for additional information on these facilities and their related terms and covenants.
Net investment income earned on the mortgage loans held for sale and interest expense incurred on the mortgage loan financing facilities consisted of the following.

Net interest margin on mortgage loans held for sale

	Years Ended December 31,
(In thousands)	2023	2022
Net investment income	$4,212	$39
Interest expense	3,507	15
Net interest margin on mortgage loans held for sale	$705	$24
In addition to the debt covenants under its financing facilities, Radian Mortgage Capital is also subject to certain requirements established by state and other regulators and loan purchasers, including Freddie Mac, such as certain minimum net worth and capital requirements. The most restrictive of these requirements requires Radian Mortgage Capital to maintain a minimum tangible net worth of $3 million. To the extent these requirements are not met, these parties may exercise certain remedies, which may include, as applicable, prohibiting Radian Mortgage Capital from purchasing, selling, or servicing loans. As of December 31, 2023, Radian Mortgage Capital was in compliance with all such requirements.
8. Reinsurance
In our mortgage insurance and title insurance businesses, we use reinsurance as part of our risk distribution strategy, including to manage our capital position and risk profile. The reinsurance arrangements for our mortgage insurance business include premiums ceded under the QSR Program and the XOL Program. The amount of credit that we receive under the PMIERs financial requirements for our third-party reinsurance transactions is subject to ongoing review and approval by the GSEs.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements
The effect of all of our reinsurance programs on our net income is as follows.

Reinsurance impacts on net premiums written and earned

	Net Premiums Written			Net Premiums Earned
	Years Ended December 31,			Years Ended December 31,
(In thousands)	2023	2022	2021	2023	2022	2021
Direct
Mortgage insurance	$983,858	$967,996	$984,995	$1,029,941	$1,025,607	$1,104,696
Title insurance	10,465	24,422	39,665	10,465	24,422	39,665
Total direct	994,323	992,418	1,024,660	1,040,406	1,050,029	1,144,361
Assumed (1)
Mortgage insurance	—	4,025	7,066	—	4,025	7,066
Ceded
Mortgage insurance (2)	(79,618)	(12,148)	(47,515)	(120,578)	(72,419)	(113,480)
Title insurance	(250)	(504)	(764)	(250)	(504)	(764)
Total ceded	(79,868)	(12,652)	(48,279)	(120,828)	(72,923)	(114,244)
Total net premiums	$914,455	$983,791	$983,447	$919,578	$981,131	$1,037,183
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

Other reinsurance impacts

	Years Ended December 31,
(In thousands)	2023	2022	2021
Ceding commissions earned (1)	$21,719	$18,998	$31,745
Ceded losses (2)	773	(41,980)	(4,570)
(1)Ceding commissions earned are primarily related to mortgage insurance and are included as an offset to expenses primarily in other operating expenses on our consolidated statements of operations. Deferred ceding commissions of $20 million and $27 million are included in other liabilities on our consolidated balance sheets at December 31, 2023 and 2022, respectively.
(2)Ceded losses are primarily related to mortgage insurance.
QSR Program
2023 and 2022 QSR Agreements
Radian Guaranty entered into each of the 2023 and 2022 QSR Agreements with panels of third-party reinsurance providers to cede a contractual quota share percentage of certain of our NIW, which includes both Recurring Premium Policies and Single Premium Policies (as set forth in the table below), subject to certain conditions, including a limitation for the 2023 QSR Agreement on ceded RIF equal to $3.0 billion over the term of the agreement.
Radian Guaranty receives a ceding commission for ceded premiums earned pursuant to these transactions. Radian Guaranty is also entitled to receive a profit commission quarterly, subject to a final annual re-calculation, provided that the loss ratio on the loans covered under the agreements generally remains below the applicable prescribed thresholds. Losses on the ceded risk up to these thresholds reduce Radian Guaranty’s profit commission on a dollar-for-dollar basis.
Radian Guaranty may discontinue ceding new policies under the 2023 QSR Agreement at the end of any calendar quarter. As of July 1, 2023, Radian Guaranty is no longer ceding NIW under the 2022 QSR Agreement.
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
As of January 1, 2022, Radian Guaranty is no longer ceding NIW under the Single Premium QSR Program.
2012 QSR Agreements
In 2012, Radian Guaranty entered into the 2012 QSR Agreements with a third-party reinsurance provider. Radian Guaranty has ceded the maximum amount permitted under the 2012 QSR Agreements and is no longer ceding NIW under this program. RIF ceded under the 2012 QSR Agreements was $100 million and $142 million as of December 31, 2023 and 2022, respectively.
The following table sets forth additional details regarding the QSR Program, with RIF ceded as of the dates indicated.

QSR Program (1)

	2023 QSR Agreement	2022 QSR Agreement	2020 Single Premium QSR Agreement	2018 Single Premium QSR Agreement	2016 Single Premium QSR Agreement
NIW policy dates	Jul 1, 2023- Jun 30, 2024	Jan 1, 2022- Jun 30, 2023	Jan 1, 2020- Dec 31, 2021	Jan 1, 2018- Dec 31, 2019	Jan 1, 2012- Dec 31, 2017
Effective date	Jul 1, 2023	Jul 1, 2022	Jan 1, 2020	Jan 1, 2018	Jan 1, 2016
Scheduled termination date	Jun 30, 2034	Jun 30, 2033	Dec 31, 2031	Dec 31, 2029	Dec 31, 2027
Optional termination date (2)	Jul 1, 2027	Jul 1, 2026	Jan 1, 2024	Jan 1, 2022	Jan 1, 2020
Quota share %	22.5%	20%	65%	65%	18% - 57%
Ceding commission %	20%	20%	25%	25%	25%
Profit commission %	Up to 55%	Up to 59%	Up to 56%	Up to 56%	Up to 55%

(In millions)	December 31, 2023
RIF ceded	$1,366	$4,454	$1,783	$738	$982

(In millions)	December 31, 2022
RIF ceded	$—	$3,307	$1,993	$876	$1,207
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
XOL Program
Mortgage Insurance-linked Notes
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
The aggregate excess-of-loss reinsurance coverage for these arrangements decreases over the maturity period of the mortgage insurance-linked notes (either a 10-year or 12.5-year period depending on the transaction) as the principal balances of the underlying covered mortgages decrease and as any claims are paid by the applicable Eagle Re Issuer or the mortgage insurance is canceled. Radian Guaranty has rights to terminate the reinsurance agreements upon the occurrence of certain events, including an optional call feature that provides Radian Guaranty the right to terminate the transaction on or after the optional call date (5 or 7 years after the issuance of the mortgage insurance-linked notes depending on the transaction) and a right to exercise an optional clean-up call if the outstanding principal amount of the related mortgage insurance-linked notes falls below 10% of the initial coverage level or principal balance, depending on the transaction, of the related mortgage insurance-linked notes.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements
Under each of the reinsurance agreements, the outstanding reinsurance coverage amount will begin amortizing after an initial period in which a target level of credit enhancement is obtained and will stop amortizing if certain thresholds, or triggers, are reached, including a delinquency trigger event based on an elevated level of delinquencies as defined in the related mortgage insurance-linked notes transaction agreements.
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
As a result of these tender offers in 2023, Radian Guaranty incurred additional ceded premiums earned of $21 million, consisting of $16 million related to the cost of tender premiums and associated expenses and $5 million related to the acceleration of deferred costs from the original executions of these transactions. Based on projections and expectations in June 2023 at the time of the tender offers, Radian Guaranty expected to save approximately $58 million of future ceded premiums over time as a result of these tenders, including a full recovery of the $21 million of upfront one-time costs noted above within one year.
Upon reaching the five-year optional call date, in November 2023, Radian Guaranty exercised its right to terminate Radian Guaranty’s excess-of-loss reinsurance agreement with Eagle Re 2018-1 Ltd. In connection with the termination of Radian Guaranty’s excess-of-loss reinsurance agreement with Eagle Re 2018-1 Ltd., the mortgage insurance-linked notes issued by Eagle Re 2018-1 Ltd. were redeemed in full with a distribution of remaining collateral assets.
Traditional Reinsurance
For the respective coverage periods under traditional XOL reinsurance agreements, Radian Guaranty retains the first-loss layer of aggregate losses, as well as any losses in excess of the outstanding reinsurance coverage amounts. The reinsurers provide second layer coverage up to the outstanding coverage amounts. Radian Guaranty is then responsible for any losses in excess of the reinsurance coverage amount.
The 2023 XOL Agreement, which was executed in October 2023, is scheduled to terminate September 30, 2033. Radian Guaranty has the option, based on certain conditions, to terminate the agreement as of September 30, 2028, or at the end of any calendar quarter thereafter, which would result in Radian Guaranty reassuming the related RIF. In the event Radian Guaranty does not exercise its right to terminate the agreement on September 30, 2028, the monthly premium rate will increase from the original monthly premium.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements
The following tables set forth additional details regarding the XOL Program, with RIF, remaining coverage and first layer retention as of the dates indicated.

XOL Program
	Mortgage Insurance-linked Notes (1)				Traditional Reinsurance
(In millions)	Eagle Re 2023-1 Ltd.	Eagle Re 2021-2 Ltd.	Eagle Re 2021-1 Ltd. (2)	Eagle Re 2020-1 Ltd. (2)	2023 XOL Agreement
Issued	October 2023	November 2021	April 2021	February 2020	October 2023
NIW policy dates	Apr 1, 2022- Dec 31, 2022	Jan 1, 2021- Jul 31, 2021	Aug 1, 2020- Dec 31, 2020	Jan 1, 2019- Sep 30, 2019	Oct 1, 2021- Mar 31, 2022
Initial RIF	$8,782	$10,758	$11,061	$9,866	$8,002
Initial coverage	353	484	498	488	246
Initial first layer retention	287	242	221	202	240

(In millions)	December 31, 2023
RIF	$8,659	$7,651	$6,227	$2,031	$7,814
Remaining coverage	353	355	250	7	226
First layer retention	287	242	221	201	240

(In millions)	December 31, 2022
RIF	$—	$9,150	$7,758	$2,401	$—
Remaining coverage	—	472	366	368	—
First layer retention	—	242	221	202	—
(1)Excludes Eagle Re 2019-1 Ltd. and Eagle Re 2018-1 Ltd., which as further discussed above, were terminated in June 2023 and November 2023, respectively.
(2)Radian Group purchased $45 million of Eagle Re 2021-1 Ltd. and $2 million of Eagle Re 2020-1 Ltd. outstanding principal amounts of the respective mortgage insurance-linked notes issued in connection with these reinsurance transactions. These notes are included in fixed-maturities available for sale on our consolidated balance sheets at December 31, 2023 and 2022. See Notes 5 and 6 for additional information.
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
Following the discontinuation of the London Inter-bank Offered Rate (LIBOR), effective June 30, 2023, SOFR is the effective benchmark rate for all of our reinsurance agreements with the Eagle Re Issuers as of December 31, 2023. The reinsurance premium due to the Eagle Re Issuers is calculated by multiplying the outstanding reinsurance coverage amount at the beginning of a period by a coupon rate, which is the sum of SOFR, plus a contractual risk margin, and then subtracting actual investment income collected on the assets in the reinsurance trust during the preceding month. As a result, the premiums we pay will vary based on: (i) the spread between SOFR and the rates on the investments held by the reinsurance trust and (ii) the outstanding amount of reinsurance coverage.
As the reinsurance premium will vary based on changes in these rates, we concluded that the reinsurance agreements contain embedded derivatives, which we have accounted for separately as freestanding derivatives and recorded in other assets or other liabilities on our consolidated balance sheets. Changes in the fair value of these embedded derivatives are recorded in net gains (losses) on investments and other financial instruments on our consolidated statements of operations. See Note 5 herein for more information on our fair value measurements of financial instruments, including our embedded derivatives.
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

Total VIE assets and liabilities of Eagle Re Issuers (1)

	December 31,
(In thousands)	2023	2022
Eagle Re 2021-2 Ltd.	$354,947	$471,942
Eagle Re 2023-1 Ltd.	353,077	—
Eagle Re 2021-1 Ltd.	250,268	366,169
Eagle Re 2020-1 Ltd.	6,617	368,378
Eagle Re 2019-1 Ltd.	—	384,602
Eagle Re 2018-1 Ltd.	—	275,718
Total	$964,909	$1,866,809
(1)Assets held by the Eagle Re Issuers are required to be invested in U.S. government money market funds, cash or U.S. Treasury securities. Liabilities of the Eagle Re Issuers consist of their mortgage insurance-linked notes as described above. Assets and liabilities are equal to each other for each of the Eagle Re Issuers.
Other Collateral
Although we use reinsurance as one of our risk management tools, reinsurance does not relieve us of our obligations to our policyholders. In the event the reinsurers are unable to meet their obligations to us, our insurance subsidiaries would be liable for any defaulted amounts. However, consistent with the PMIERs reinsurer counterparty collateral requirements, Radian Guaranty’s reinsurers have established trusts to help secure our potential cash recoveries. In addition to the total VIE assets of the Eagle Re Issuers discussed above, the amount held in reinsurance trusts was $274 million as of December 31, 2023, compared to $175 million as of December 31, 2022.
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
9. Other Assets
The following table shows the components of other assets as of the dates indicated.

Other assets

	December 31,
(In thousands)	2023	2022
Loaned securities (Notes 5 and 6)	$203,693	$112,139
Company-owned life insurance (1)	106,417	105,331
Prepaid reinsurance premiums (2)	100,443	141,402
Right-of-use assets (Note 13)	16,292	21,099
Other	32,960	47,053
Total other assets	$459,805	$427,024
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
As a result of this decision and our ongoing evaluation of all of our existing leases, future space needs and evolving sublease market conditions, we recognized impairments to our right-of-use assets of $5 million and $8 million for the years

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements
ended December 31, 2023 and 2022, respectively. In addition, we recognized impairments to related property and equipment, including leasehold improvements, of $4 million and $5 million for the years ended December 31, 2023 and 2022, respectively. These impairments related primarily to our former corporate headquarters leases and reduced the carrying value of certain lease assets and the related property and equipment to their estimated fair values. The right-of-use asset fair values were estimated using an income approach based on forecasted future cash flows expected to be derived from the property based on projected sublease market rents, which could differ from actual results and require us to revise our estimates in future periods. Following these impairments, which were recorded within other operating expenses on our consolidated statements of operations, the aggregate carrying value of the right-of-use assets and leasehold improvements related to the former corporate headquarters leases was $6 million as of December 31, 2023.
10. Income Taxes
Income Tax Provision
The components of our consolidated income tax provision from continuing operations are as follows.

Income tax provision

	Years Ended December 31,
(In thousands)	2023	2022	2021
Current provision (benefit)	$(633)	$2,920	$2,368
Deferred provision	165,001	206,925	161,793
Total income tax provision	$164,368	$209,845	$164,161
The reconciliation of taxes computed at the statutory tax rate of 21% in 2023, 2022 and 2021 to the provision for income taxes is as follows.

Reconciliation of provision for income taxes

	Years Ended December 31,
(In thousands)	2023	2022	2021
Provision for income taxes computed at the statutory tax rate	$161,172	$200,084	$160,615
Change in tax resulting from:
State tax provision (benefit), net of federal impact	8,988	20,869	(1,714)
Valuation allowance	(6,283)	(13,791)	5,700
Other, net	491	2,683	(440)
Provision for income taxes	$164,368	$209,845	$164,161

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements
Deferred Tax Assets and Liabilities
The significant components of our net deferred tax assets and liabilities from continuing operations are summarized as follows.

Deferred tax assets and liabilities

	December 31,
(In thousands)	2023	2022

Deferred tax assets
Net unrealized loss on investments	$88,065	$121,497
State income taxes	46,170	54,946
Goodwill and intangibles	29,197	30,782
Unearned premiums	24,948	26,108
Capitalized research and development	12,450	4,740
Accrued expenses	10,829	11,913
Lease liability	9,386	10,371
Differences in fair value of financial instruments	2,840	5,998
Loss reserves	2,805	3,102
Other	28,196	30,673
Total deferred tax assets	$254,886	$300,130

Deferred tax liabilities
Contingency reserve	$755,481	$587,722
Depreciation	5,795	10,031
Other	19,820	23,823
Total deferred tax liabilities	781,096	621,576
Less: Valuation allowance	63,354	69,637
Net deferred tax asset (liability)	$(589,564)	$(391,083)
Current and Deferred Taxes
As of both December 31, 2023 and 2022, our current federal income tax liability was $21 million, which primarily relates to applying the standards of accounting for uncertainty in income taxes, and is included as a component of other liabilities in our consolidated balance sheets.
We are required to establish a valuation allowance against our deferred tax assets when it is more likely than not that all or some portion of our deferred tax assets will not be realized. At each balance sheet date, we assess our need for a valuation allowance, and this assessment is based on all available evidence, both positive and negative. This requires management to exercise judgment and make assumptions regarding whether our deferred tax assets will be realized in future periods. Certain entities within our consolidated group have generated net deferred tax assets relating primarily to state and local NOL carryforwards which, if unutilized, will expire during various future tax periods. We have determined that certain of these entities may continue to generate taxable losses on a separate company basis in the near term and may not be able to fully utilize certain of their state and local NOLs on their state and local tax returns. Therefore, we have concluded a valuation allowance is required with respect to deferred tax assets relating to these state and local NOLs and other state timing adjustments. As of December 31, 2023 and 2022, this valuation allowance was $63 million and $70 million, respectively.
In addition, as of December 31, 2023, we have generated deferred tax assets related to unrealized capital losses, and we consider it more likely than not that these assets will be realized. We will continue to monitor the level of these losses and our overall ability to realize the related deferred tax assets in the coming quarters.
As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Internal Revenue Code Section 832(e) for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that, in conjunction with quarterly federal tax payment due dates, we purchase non-interest-bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. As of December 31, 2023 and 2022, we held $750 million and $596 million, respectively, of these bonds, which are included as prepaid federal income

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements
taxes in our consolidated balance sheets. The corresponding deduction of our statutory contingency reserves resulted in the recognition of a net deferred tax liability. See Note 16 for additional information about our U.S. Mortgage Guaranty Tax and Loss Bonds.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) which, among other things, implemented a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases that occur after December 31, 2022, and several tax incentives to promote clean energy. The new minimum tax, 1% excise tax and other income tax provisions of the IRA did not have a material impact on the Company.
Unrecognized Tax Benefits
As of December 31, 2023, we have $4 million of net unrecognized tax benefits, including $3 million of interest and penalties, that would affect the effective tax rate if recognized. Our policy for the recognition of interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision, of which $776 thousand of expense and $182 thousand of benefit were recorded for the years ended December 31, 2023 and 2022, respectively.
A reconciliation of the beginning and ending gross unrecognized tax benefits is as follows.

Reconciliation of gross unrecognized tax benefits

	Years Ended December 31,
(In thousands)	2023	2022
Balance at beginning of period	$20,810	$19,888
Tax positions related to the current year:
Increases	314	1,791
Decreases	(290)	—
Tax positions related to prior years:
Increases	20,387	17,666
Decreases	(667)	(17)
Lapses of applicable statute of limitation	(20,623)	(18,518)
Balance at end of period	$19,931	$20,810
Our gross unrecognized tax benefits decreased by $879 thousand from December 31, 2022, to December 31, 2023, primarily as a result of reductions related to lapses of the statute of limitations. Although unrecognized tax benefits decreased due to statute expirations, certain amounts for premium income recognition continued to impact subsequent years, resulting in a corresponding increase in unrecognized tax benefits related to premium income recognition. Over the next 12 months, our unrecognized tax benefits may decrease by approximately $297 thousand due to the expiration of the applicable statute of limitations relating to the 2020 tax year. The statute of limitations related to our federal consolidated income tax return remains open for tax years 2020-2023. Additionally, among the entities within our consolidated group, various tax years remain open to potential examination by state and local taxing authorities.
11. Losses and LAE
Our reserve for losses and LAE consisted of the following as of the dates indicated.

Reserve for losses and LAE

	December 31,
(In thousands)	2023	2022
Primary case	$344,235	$398,874
Primary IBNR and LAE	12,177	12,169
Pool and other	8,511	9,912
Mortgage insurance	364,923	420,955
Title insurance	5,225	5,888
Total reserve for losses and LAE	$370,148	$426,843

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements
For the periods indicated, the following table presents information relating to our mortgage insurance reserve for losses, including our IBNR reserve and LAE.

Rollforward of mortgage insurance reserve for losses

	Years Ended December 31,
(In thousands)	2023	2022	2021
Balance at beginning of year	$420,955	$823,136	$844,107
Less: Reinsurance recoverables (1)	24,727	66,676	71,769
Balance at beginning of year, net of reinsurance recoverables	396,228	756,460	772,338
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	178,665	160,049	160,565
Prior years	(220,801)	(499,423)	(141,126)
Total incurred	(42,136)	(339,374)	19,439
Deduct: Paid claims and LAE related to:
Current year (2)	246	499	1,112
Prior years	13,997	20,359	34,205
Total paid	14,243	20,858	35,317
Balance at end of period, net of reinsurance recoverables	339,849	396,228	756,460
Add: Reinsurance recoverables (1)	25,074	24,727	66,676
Balance at end of year	$364,923	$420,955	$823,136
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
New primary default notices totaled 44,007 for the year ended December 31, 2023, compared to 37,738 for the year ended December 31, 2022, and 37,470 for the year ended December 31, 2021.
Our gross Default to Claim Rate assumption applied to new defaults was 8.0% for all periods presented, as we continue to closely monitor the trends in Cures and claims paid for our default inventory, while also weighing the risks and uncertainties associated with the current economic environment.
Our provision for losses during 2023, 2022 and 2021 was positively impacted by favorable reserve development on prior year defaults, primarily as a result of more favorable trends in Cures than originally estimated. These Cures have been due primarily to favorable outcomes resulting from mortgage forbearance programs implemented in response to the COVID-19 pandemic as well as positive trends in home price appreciation, which has also contributed to a higher rate of claims that result in no ultimate loss and that are withdrawn by servicers as a result. These favorable observed trends resulted in reductions in our Default to Claim Rate and other reserve adjustments for prior year default notices. As the remaining number of defaults has continued to decline, the magnitude of the impact to our provision for losses from reserve development on prior year defaults has declined as well.
Default to Claim Rate
Our Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans grouped according to the period in which the default occurred, as measured by the progress toward foreclosure sale and the number of months in default. During 2023 and 2022, the ongoing favorable trend in Cures resulting from the positive effects of mortgage forbearance programs and the positive trends in home price appreciation contributed to reductions in our claims paid, including as a result of an increase in the number of claims that are withdrawn by servicers with no ultimate loss, which in turn led to a reduction in our Default to Claim Rates and other reserve assumptions.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements
The following table shows our gross Default to Claim Rates on our primary portfolio based on the Time in Default and as of the dates indicated.

Default to Claim Rates

	December 31,
	2023	2022	2021
Default to Claim Rate on:
New defaults	8.0%	8.0%	8.0%
Defaults not in Foreclosure Stage
Time in Default: < 2 years (1)	21.0%	21.8%	41.6%
Time in Default: 2 - 5 years	55.0%	65.0%	75.0%
Time in Default: > 5 years	60.0%	70.0%	80.0%
Foreclosure Stage Defaults	65.0%	75.0%	85.0%
(1)Represents the weighted average Default to Claim Rate for all defaults not in foreclosure stage that have been in default for up to two years, including new defaults. The estimated Default to Claim Rates applied to defaults within this population vary by Time in Default, and range from the Default to Claim Rates on new defaults shown above, up to 50.0%, 55.0% and 80.1% for more aged defaults in this category as of December 31, 2023, 2022 and 2021, respectively.
Our estimate of expected Rescissions, Claim Denials and claim withdrawals (net of expected Reinstatements) is then applied to our estimated gross Default to Claim Rates and is generally based on our recent experience. Consideration is also given to differences in characteristics between those rescinded policies, denied claims and claim withdrawals and the loans remaining in our defaulted inventory.
Claims Paid
Total claims paid decreased in 2023 compared to 2022. The decrease in claims paid is primarily attributable to a reduction in commutations and settlements.
Concentration of Risk
As of December 31, 2023, Texas accounted for 10% of our mortgage insurance business measured by primary RIF, as compared to no states at or above this measure as of December 31, 2022. Texas accounted for 13% and 12% of our direct NIW for the years ended December 31, 2023 and 2022, respectively, while California accounted for 11% for the year ended December 31, 2021.
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

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements
The information about net incurred losses and paid claims development for the years ended prior to 2023 is presented as supplementary information.

Incurred losses, net of reinsurance

											Total of IBNR Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Defaults (2)
($ in thousands)		Years Ended December 31,
	Unaudited
Default Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	As of December 31, 2023
2014	$337,784	$247,074	$265,891	$264,620	$260,098	$261,507	$261,377	$260,254	$257,773	$257,529	$3	47,976
2015		222,555	198,186	178,042	183,952	183,546	184,066	182,647	180,435	179,344	5	42,607
2016			201,016	165,440	149,753	148,811	148,640	148,349	145,267	142,521	7	40,503
2017				180,851	151,802	133,357	130,274	126,989	122,407	118,033	12	42,888
2018					131,513	116,634	95,534	88,252	75,262	70,145	16	37,369
2019						143,475	136,860	109,416	66,466	51,053	33	40,985
2020							504,160	408,809	87,213	39,584	55	108,025
2021								156,328	72,475	23,308	48	37,470
2022									155,908	71,300	176	37,738
2023										173,076	1,425	44,007
Total										$1,125,893
(1)Represents reserves as of December 31, 2023, related to IBNR liabilities.
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

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Cumulative paid claims, net of reinsurance

(In thousands)		Years Ended December 31,
	Unaudited
Default Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$13,108	$115,852	$200,422	$233,607	$246,611	$252,619	$255,742	$256,107	$255,981	$256,185
2015		10,479	84,271	142,421	163,916	172,645	174,812	175,874	176,823	177,237
2016			11,061	76,616	119,357	134,115	137,306	138,525	139,539	139,651
2017				24,653	66,585	99,678	108,484	111,458	112,445	113,027
2018					5,584	36,066	54,625	60,926	62,968	63,603
2019						4,220	18,703	28,896	35,594	37,960
2020							4,148	9,867	14,635	17,884
2021								1,112	2,561	4,409
2022									498	2,867
2023										246
Total										813,069
All outstanding liabilities before 2014, net of reinsurance										16,380
Liabilities for claims, net of reinsurance (1)										$329,204
(1)Calculated as follows:

(In thousands)
Incurred losses, net of reinsurance	$1,125,893
All outstanding liabilities before 2014, net of reinsurance	16,380
Cumulative paid claims, net of reinsurance	(813,069)
Liabilities for claims, net of reinsurance	$329,204
The following table provides a reconciliation of the net incurred losses and paid claims development tables above to the mortgage insurance reserve for losses and LAE at December 31, 2023.

Net outstanding liabilities - mortgage insurance

(In thousands)	December 31, 2023
Reserve for losses and LAE, net of reinsurance	$329,204
Reinsurance recoverable on unpaid claims	25,074
Unallocated LAE	10,645
Total gross reserve for losses and LAE (1)	$364,923
(1)Excludes title insurance reserve for losses and LAE of $5 million.
The following is supplementary information about average historical claims duration as of December 31, 2023, representing the average distribution of when claims are paid relative to the year of default.

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)

Years	1	2	3	4	5	6	7	8	9	10
Mortgage insurance	7.2%	28.7%	23.7%	10.4%	3.7%	1.2%	0.8%	0.2%	0.1%	0.1%

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements
12. Borrowings and Financing Activities
The carrying value of our debt as of the dates indicated was as follows.

Borrowings

		December 31,
($ in thousands)	Interest rate	2023	2022
Senior notes
Senior Notes due 2024	4.500%	$449,037	$447,805
Senior Notes due 2025	6.625%	522,343	520,305
Senior Notes due 2027	4.875%	446,401	445,394
Total senior notes		$1,417,781	$1,413,504

		December 31,
($ in thousands)	Average interest rate (1)	2023	2022
Secured borrowings
FHLB advances
FHLB advances due 2023	—%	$—	$104,895
FHLB advances due 2024 (2)	4.660%	72,871	32,371
FHLB advances due 2025	2.340%	12,684	9,984
FHLB advances due 2026	4.469%	1,835	—
FHLB advances due 2027	2.562%	7,887	6,436
Total FHLB advances		95,277	153,686
Mortgage financing facilities	6.975%	24,199	2,136
Total secured borrowings		$119,476	$155,822
(1)As of December 31, 2023. See “FHLB Advances” and “Mortgage Loan Financing Facilities” below for more information.
(2)Includes $13 million of floating-rate advances with a weighted average interest rate of 5.602% and 3.617% as of December 31, 2023 and 2022, respectively, which resets daily based on changes in SOFR.
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
notes) or disposing of any capital stock of any designated subsidiary unless either all of the stock is disposed of or we retain more than 80% of the stock. We were in compliance with all covenants as of December 31, 2023.
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
The principal balance of the FHLB advances is required to be collateralized by eligible assets with a fair value that must be maintained generally within a minimum range of 103% to 114% of the amount borrowed, depending on the type of assets pledged. Our fixed-maturities available for sale and trading securities include securities totaling $101 million and $164 million at December 31, 2023 and 2022, respectively, which serve as collateral for our FHLB advances to satisfy this requirement.
Mortgage Loan Financing Facilities
In 2022, Radian Mortgage Capital entered into the BMO Master Repurchase Agreement and the Goldman Sachs Master Repurchase Agreement to finance the acquisition of residential mortgage loans and related mortgage loan assets. The Goldman Sachs Master Repurchase Agreement is an uncommitted mortgage loan repurchase facility that initially had a maximum borrowing amount of $300 million and was amended in July 2023 to reduce the maximum borrowing amount to $100 million. The BMO Master Repurchase Agreement, which is also uncommitted, initially had a maximum borrowing amount of $300 million and was amended in April 2023 to reduce the maximum borrowing amount to $150 million. The Goldman Sachs Master Repurchase Agreement and the BMO Master Repurchase Agreement are currently scheduled to expire on September 14, 2024, and September 25, 2024, respectively.
In January 2024, Radian Mortgage Capital entered into a master repurchase agreement with Flagstar Bank, N.A. (“Flagstar”). This agreement is an uncommitted mortgage loan repurchase facility with a maximum borrowing amount of $150 million pursuant to which Radian Mortgage Capital may from time to time sell to Flagstar, and later repurchase, certain residential mortgage loan assets. The Flagstar Master Repurchase Agreement is scheduled to expire on January 27, 2025.
The Master Repurchase Agreements are uncommitted, and Goldman Sachs Bank USA (“Goldman Sachs”), Bank of Montreal, a Canadian chartered bank acting through its Chicago branch (“BMO”) and Flagstar are under no obligation to fund the purchase of any residential mortgage loan assets under their respective agreements. In the event Goldman Sachs, BMO or Flagstar advances funds to purchase residential mortgage loan assets, the amount of such advances generally will be calculated as a percentage of the unpaid principal balance or market value of the residential mortgage loan assets, depending on the credit characteristics of the loans being purchased.
As of December 31, 2023, there were $21 million and $3 million of outstanding borrowings under the BMO Master Repurchase Agreement and the Goldman Sachs Master Repurchase Agreement, respectively. Of our mortgage loans held for sale, $31 million and $2 million at December 31, 2023 and 2022, respectively, served as collateral for the Master Repurchase Agreements to support the funds advanced.
The borrowings under the Master Repurchase Agreements bear a variable interest rate based on one-month SOFR or compounded SOFR, depending on the agreement, plus an applicable margin, with interest payable monthly. Principal is due upon the earliest of the sale or disposition of the related mortgage loans, the occurrence of certain default or acceleration events or at the termination date of the applicable Master Repurchase Agreement.
The Master Repurchase Agreements contain provisions that provide Goldman Sachs, BMO and Flagstar, respectively, with certain rights in the event of a decline in the market value of the purchased residential mortgage loan assets. Under these provisions, Radian Liberty Funding or Radian Mortgage Capital, as applicable, may be required to transfer cash or additional eligible residential mortgage loan assets with an aggregate market value that is equal to the difference between the value of the residential mortgage loan assets then subject to the applicable Master Repurchase Agreement and a minimum threshold amount.
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
Guarantees are generally consistent with the comparable covenants in the Company’s revolving credit facility, including with respect to the payment of dividends on shares of its common stock which are permitted under the revolving credit facility and the Master Repurchase Agreements so long as no default or event of default exists and the Company is in pro forma compliance with the applicable financial covenants on the date a dividend is declared. As of December 31, 2023, we are in compliance with all of the debt covenants under our mortgage loan financing facilities.
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
Subject to certain limitations, borrowings under the credit facility may be used for working capital and general corporate purposes, including capital contributions to Radian Group’s insurance and other subsidiaries as well as growth initiatives. The credit facility contains customary representations, warranties, covenants, terms and conditions. Our ability to borrow under the credit facility is conditioned on the satisfaction of certain financial and other covenants, including covenants related to minimum net worth and statutory surplus, a maximum debt-to-capitalization level, limits on certain types of indebtedness and liens, and Radian Guaranty’s eligibility as a private mortgage insurer with the GSEs. At December 31, 2023, Radian Group was in compliance with all the covenants and there were no amounts outstanding under this revolving credit facility.
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

Total lease cost
	Years Ended December 31,
(In thousands)	2023	2022
Operating lease cost	$7,589	$10,633
Short-term lease cost	203	220
Sublease income	(554)	—
Total lease cost	$7,238	$10,853

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(12,479)	$(12,520)

Operating leases
	December 31,
($ in thousands)	2023	2022
Operating leases
Operating lease right-of-use assets (1)	$16,292	$21,099
Operating lease liabilities (2)	44,693	49,386
Weighted-average remaining lease term - operating leases (in years)	7.5 years	7.5 years
Weighted-average discount rate - operating leases	7.0%	6.9%
Remaining maturities of lease liabilities for future years is as follows:
2024	$11,976
2025	10,100
2026	9,399
2027	8,517
2028	8,218
2029 and thereafter	27,970
Total lease payments	76,180
Less: Imputed interest	(31,487)
Present value of lease liabilities (2)	$44,693
(1)Classified in other assets in our consolidated balance sheets. See Note 9.
(2)Classified in other liabilities in our consolidated balance sheets.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements
We entered into a sublease agreement in January 2022 for a portion of the office space in our former corporate headquarters in Philadelphia and are actively marketing additional space in that location for sublease. Upon entering a sublease agreement, we generally do not anticipate being relieved of our primary obligation under the original lease and will act as a lessor recognizing any sublease income on a straight-line basis over the remaining lease term as an offset to other operating expenses.
Other
We provide contract underwriting to our mortgage insurance customers, pursuant to which we offer limited indemnification remedies. In 2023 and 2022, our provision for contract underwriting expenses and our payments for losses related to contract underwriting remedies were de minimis. We monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters.
14. Capital Stock
Shares of Common Stock
The following table shows the changes in common stock outstanding for each of the periods indicated.

Common stock outstanding

	Years Ended December 31,
(In thousands)	2023	2022	2021
Balance at beginning of year	157,056	175,421	191,606
Shares repurchased under share repurchase programs	(5,264)	(19,506)	(17,752)
Issuance of common stock under incentive and benefit plans, net of shares withheld for employee taxes	1,387	1,141	1,567
Balance at end of year	153,179	157,056	175,421
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
In January 2023, Radian Group’s board of directors approved a share repurchase program authorizing the Company to spend up to $300 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. Radian has implemented a trading plan under Rule 10b5-1 of the Exchange Act. The authorization will expire in January 2025. During the year ended December 31, 2023, the Company purchased 5.3 million shares at an average price of $25.32 per share, including commissions. As of December 31, 2023, purchase authority of up to $167 million remained available under this share repurchase program.
The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented in this report related to our share repurchases and our share repurchase authorizations exclude such excise taxes, to the extent applicable, unless otherwise indicated. See Note 10 for additional information on this excise tax.
Other Purchases
We may purchase shares on the open market to settle stock options exercised by employees. In addition, upon the vesting of certain RSUs under our equity compensation plans, we may withhold from such vested awards shares of our common stock to satisfy the tax liability of the award recipients.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements
Dividends and Dividend Equivalents
The following table presents the amount of dividends declared and paid, on a per share basis, for each quarter and annual period as indicated.

Dividends declared and paid

	2023	2022	2021
Quarter ended
March 31	$0.225	$0.200	$0.125
June 30	0.225	0.200	0.140
September 30	0.225	0.200	0.140
December 31	0.225	0.200	0.140
Total annual dividends per share declared and paid	$0.900	$0.800	$0.545
In February 2024, Radian Group’s board of directors authorized an increase in the Company’s quarterly dividend from $0.225 to $0.245 per share for the first quarter of 2024.
Dividend equivalents are accrued on RSUs when dividends are declared on the Company’s common stock, subject to certain exclusions. See Note 17 for information about our dividend equivalents on RSU awards.
15. Accumulated Other Comprehensive Income (Loss)
The following tables show the rollforward of accumulated other comprehensive income (loss) as of the periods indicated.

Rollforward of accumulated other comprehensive income (loss)

	Year Ended December 31, 2023
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(578,228)	$(121,429)	$(456,799)
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	145,465	30,548	114,917
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(13,737)	(2,885)	(10,852)
Net unrealized gains (losses) on investments	159,202	33,433	125,769
Other adjustments to comprehensive income, net	227	48	179
Other comprehensive income (loss)	159,429	33,481	125,948
Balance at end of period	$(418,799)	$(87,948)	$(330,851)

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Rollforward of accumulated other comprehensive income (loss)

	Year Ended December 31, 2022
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$152,016	$31,923	$120,093
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	(740,324)	(155,468)	(584,856)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(9,974)	(2,094)	(7,880)
Net unrealized gains on investments	(730,350)	(153,374)	(576,976)
Other adjustments to comprehensive income, net	106	22	84
Other comprehensive income (loss)	(730,244)	(153,352)	(576,892)
Balance at end of period	$(578,228)	$(121,429)	$(456,799)

	Year Ended December 31, 2021
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$333,829	$70,104	$263,725
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	(175,234)	(36,799)	(138,435)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	5,661	1,189	4,472
Net decrease (increase) in expected credit losses	918	193	725
Net unrealized gains on investments	(181,813)	(38,181)	(143,632)
Other comprehensive income (loss)	(181,813)	(38,181)	(143,632)
Balance at end of period	$152,016	$31,923	$120,093

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
All of our mortgage insurance subsidiaries are domiciled in Pennsylvania. We currently write new mortgage insurance business using only one principal subsidiary, Radian Guaranty. Radian Guaranty is authorized as a monoline insurer to write mortgage guaranty insurance (or in states where there is no specific authorization for mortgage guaranty insurance, the applicable line of insurance under which mortgage guaranty insurance is regulated) in all 50 states, the District of Columbia and Guam.
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
Statutory Financial Statements
We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. Required SAP are established by the NAIC, as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of December 31, 2023, we did not have any prescribed or permitted SAP that resulted in reported statutory surplus or risk-based capital being materially different from what would have been reported had NAIC statutory accounting practices been followed.
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
As a result of the requirement to establish and maintain this statutory liability, contingency reserves affect the ability of a mortgage insurer to pay dividends, as described below. With regulatory approval, a mortgage insurance company may make early withdrawals from this contingency reserve when incurred losses exceed 35% of net premiums in a calendar year. During 2023, Radian Guaranty released $21 million from its contingency reserves due to the expiration of the 10-year holding requirement for the remaining contingency reserves established during 2013. Radian Guaranty did not release any amounts from its contingency reserves in 2022. Based on the typical 10-year holding requirement, Radian Guaranty is scheduled to release contingency reserves to unassigned surplus in material amounts beginning in 2024. See “Statutory Dividend Restrictions” below for additional information.
As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, related to amounts required to be set aside in statutory contingency reserves to the extent we purchase U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury. Under SAP, this deduction reduces the tax provision reflected in the statutory financial statements, which in turn increases statutory net income and surplus as well as Available Assets under the PMIERs. As of December 31, 2023, Radian Guaranty held $750 million of these bonds, which have a 10-year original maturity but may generally be redeemed in any tax year prior to maturity.
Our insurance subsidiaries’ statutory net income (loss) for the periods indicated, and statutory policyholders’ surplus as of the dates indicated, were as follows.

Statutory net income

	Years Ended December 31,
(In thousands)	2023	2022	2021
Radian Guaranty	$803,804	$1,091,946	$762,609
Other mortgage insurance subsidiaries	311	1,957	1,669
Radian Title Insurance	1,844	2,589	6,862

Statutory policyholders’ surplus (1)

	December 31,
(In thousands)	2023	2022	2021
Radian Guaranty	$619,584	$758,467	$1,105,266
Other mortgage insurance subsidiaries	17,444	17,086	14,524
Radian Title Insurance	41,108	39,285	36,599
(1)See the “Surplus additions (distributions)” table under “Statutory Dividend Restrictions” below for additional information on certain changes impacting policyholders’ surplus.

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
Radian Guaranty was in compliance with all applicable Statutory RBC Requirements and MPP Requirements in each of the RBC States as of December 31, 2023. Radian Guaranty’s Risk-to-capital was 10.4:1 and 10.7:1 as of December 31, 2023 and 2022, respectively. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus and statutory contingency reserves. Our other mortgage insurance and title insurance subsidiaries were also in compliance with all statutory and counterparty capital requirements as of December 31, 2023 and 2022.
During the past 10 years, the NAIC has been considering changes to the Model Act and has been reviewing the minimum capital and surplus requirements for mortgage insurers to develop a new capital standard for mortgage guaranty insurers and to “strengthen and modernize” the Mortgage Guaranty Insurance Model Act. In 2021, the NAIC developed a new, legally non-binding capital monitoring framework that regulators could use as an alternative for assessing the capital adequacy of a mortgage insurer and added a new mortgage guaranty supplemental filing for companies to annually report related information. This monitoring framework, which is separate from the Model Act, is intended to be reactive to, among other things, changes in the economic and housing environment, including changes in home prices and incomes. In August 2023, the NAIC adopted amendments that revise the Model Act, including with respect to capital and reserve requirements, reinsurance, underwriting practices, quality assurance, and policy form and rate filings. The requirements with respect to minimum capital and surplus requirements for mortgage insurers were not materially changed in the Model Act, as amended. The potential impact on the Company is not expected to be material and will depend on which states, if any, ultimately adopt the amended Model Act.
PMIERs
The PMIERs financial requirements require that a mortgage insurer’s Available Assets meet or exceed its Minimum Required Assets. At December 31, 2023, Radian Guaranty is an approved mortgage insurer under the PMIERs and is in compliance with the current PMIERs financial requirements.
The GSEs may amend the PMIERs at any time, and they have broad discretion to interpret the requirements; any amendments or changes in interpretation could impact the calculation of Radian Guaranty’s Available Assets and/or Minimum Required Assets. In addition, the GSEs have a broad range of consent rights under the PMIERs and require private mortgage insurers to obtain the prior consent of the GSEs before taking certain actions. If Radian Guaranty is unable to satisfy the requirements set forth in the PMIERs, the GSEs could restrict it from conducting certain types of business with them or take actions that may include not purchasing loans insured by Radian Guaranty.
Statutory Dividend Restrictions
As of December 31, 2023, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $4.6 billion of our consolidated net assets. Despite holding assets above the minimum statutory capital thresholds and PMIERs financial requirements, the ability of Radian’s mortgage insurance subsidiaries to pay dividends on their common stock has been restricted by certain provisions of the insurance laws of Pennsylvania, their state of domicile.
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
Aided by the positive impacts of the merger with Radian Reinsurance in December 2022, Radian Guaranty had positive unassigned surplus of $258 million as of December 31, 2022, and continued to maintain positive unassigned surplus throughout 2023. As a result, beginning with the first quarter of 2023, Radian Guaranty had the ability to pay ordinary dividends, and paid total ordinary dividends of $400 million in cash and marketable securities in 2023. As of December 31, 2023, Radian Guaranty had positive unassigned surplus of $120 million. Subsequent to year end, in February 2024, Radian Guaranty paid an ordinary dividend of $100 million in cash and marketable securities to Radian Group.
As of December 31, 2023 and 2022, Radian Guaranty had contingency reserves of $5.0 billion and $4.4 billion, respectively. As discussed above, Radian Guaranty is scheduled to release contingency reserves to unassigned surplus in material amounts beginning in 2024, which should enhance Radian Guaranty’s ability to maintain a positive unassigned surplus position and to continue to pay ordinary dividends to Radian Group in future periods.
The surplus additions (distributions) between Radian Group and Radian Guaranty and our other insurance subsidiaries for the years ended December 31, 2023, 2022 and 2021, were as follows.

Surplus additions (distributions)

	Years Ended December 31,
(In thousands)	2023	2022	2021
Distributions from Radian Guaranty surplus (1)	$(400,000)	$(881,979)	$—
Distributions from other insurance subsidiaries’ surplus (2)	—	(32,500)	(40,000)
Additions to other insurance subsidiaries’ surplus	250	—	250
(1)For 2023, consists of $400 million of ordinary dividends paid to Radian Group. For 2022, consists of $782 million in returns of capital and a $100 million repayment of a 0.0% interest intercompany surplus note originally due December 31, 2027.
(2)These distributions were from Radian Reinsurance prior to its merger with Radian Guaranty.
17. Share-Based Compensation and Other Benefit Programs
Our most recent Equity Plan is The Radian Group 2021 Equity Plan (the “2021 Equity Plan”), which was approved by our stockholders and applies to awards granted on or after May 12, 2021, the effective date of the plan (the “Effective Date”). In addition to the 2021 Equity Plan, we also have granted awards that remain outstanding under prior plans approved by our stockholders and adopted in each of 1995, 2008, 2014 and 2017 (collectively, the “Prior Equity Plans” and, together with the 2021 Equity Plan, the “Equity Plans”).
The 2021 Equity Plan authorizes the issuance of up to 8.3 million new shares of our common stock, plus: (i) any shares of our common stock that remained available for awards under the plan adopted in 2017 as of the Effective Date and (ii) any shares of our common stock subject to outstanding awards under the Prior Equity Plans as of the Effective Date that are payable in shares and that terminate, expire, or are canceled without having been exercised, vested, or settled in full (as applicable) on or after the Effective Date, subject to certain adjustments set forth in the 2021 Equity Plan (“Prior Plans Shares”). There were 5.3 million shares available for grant under the 2021 Equity Plan, including Prior Plans Shares, as of December 31, 2023.
Outstanding awards granted under the Equity Plans include both performance-based and time-based RSUs, non-qualified stock options and phantom stock. The maximum contractual term for stock options and similar instruments under the Equity Plans is 10 years. To date, all awards granted under the 2021 Equity Plan have been either performance-based or time-based RSUs.
Awards under our plans generally vest over performance or service periods ranging from one to three years, although they may vest earlier under certain circumstances, including in the event of a grantee’s death or disability or, if certain conditions are met, upon retirement, termination or a change of control.
The following table summarizes the compensation cost recognized and additional information regarding all share-based awards for the years indicated.

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Share-based compensation expense

	Years Ended December 31,
(In thousands)	2023	2022	2021
Compensation cost recognized (1)
RSUs	$40,567	$37,465	$27,803
ESPP and other	562	596	560
Total compensation cost recognized	41,129	38,061	28,363
Income tax benefit related to share-based compensation expense	9,434	7,524	7,168
Share-based compensation expense, net	$31,695	$30,537	$21,195
(1)Compensation cost is generally recognized over the periods that an employee provides service in exchange for the award. For purposes of calculating compensation cost recognized for retirement eligible grantees, we consider the service condition to be met (and recognize the full compensation costs) as of the date when a grantee becomes retirement eligible.
As of December 31, 2023, unrecognized compensation expense for all of our outstanding share-based awards was $28.6 million. Absent a change of control under the Equity Plans, this expense is expected to be recognized over a weighted-average period of approximately 1.9 years. The ultimate unrecognized expense associated with our outstanding awards could differ, depending upon whether or not the performance and service conditions are met.
RSUs
Information with regard to RSUs to be settled in stock for the periods indicated is as follows.

Rollforward of RSUs

	Performance-Based		Time-Vested
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2022 (1)	2,362,401	$17.59	1,891,800	$16.16
Granted (2)	911,550	23.05	551,093	25.13
Performance adjustment (3)	814,529	—	—	—
Vested (4)	(1,083,080)	15.90	(647,038)	18.20
Forfeited	(34,526)	20.94	(9,240)	22.43
Outstanding, December 31, 2023 (1)	2,970,874	$18.28	1,786,615	$18.16
(1)Outstanding RSUs represent shares that have not yet been issued because not all conditions necessary to earn the right to benefit from the instruments have been satisfied. For performance-based awards, the final number of RSUs distributed depends on: (i) the cumulative growth in Radian’s book value per share adjusted for certain defined items over the respective three-year performance period and for the performance-based RSUs granted in 2023 also include a modifier based on a comparison of our total shareholder return to the total shareholder return of certain of our peers and (ii) with the exception of certain retirement-eligible employees, continued service through the vesting date, which could result in changes in the number of vested RSUs.
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
The weighted-average grant date fair value of performance-based RSUs granted during 2022 and 2021 was $20.09 and $20.39, respectively. The weighted-average grant date fair value of time-vested RSUs granted during 2022 and 2021 was $20.61 and $21.71, respectively.
The fair value as of the respective vesting dates of performance-based RSUs vested during 2023, 2022 and 2021 was $27 million, $17 million and $19 million, respectively. The fair value as of the respective vesting dates of time-vested RSUs vested during 2023, 2022 and 2021 was $16 million, $11 million and $18 million, respectively.
Dividend equivalents are accrued on all awards when dividends are declared on the Company’s common stock and will generally be paid in cash when the awards are settled.
Performance-Based RSUs. For awards granted in 2023, 2022 and 2021, the vesting of the performance-based RSUs is generally over a three-year performance period and will be based primarily upon the cumulative growth in Radian’s book value per share, adjusted for certain defined items, which in 2023 includes our total shareholder return relative to certain peers. The

Table of Contents Glossary	Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements
payout at the end of the three-year performance period generally ranges from 0% to a maximum payout of 200% of the award’s target number of RSUs granted. Performance-based RSUs granted to executive officers are subject to a one-year post-vesting holding period.
The grant date fair value of the performance-based RSUs that are based on the cumulative growth in Radian’s book value per share, as further described above, is calculated based on the stock price as of the grant date, discounted for executive officers to account for the one-year post-vesting holding period. In addition, we adjust the expense recognized on these performance condition awards over the service period to incorporate the probable outcome of achieving the performance measure. For awards that include a total shareholder return market condition in its criteria, we also incorporate a Monte Carlo valuation model at grant date based on multiple input variables, including expected volatilities, correlation coefficients and risk-free interest rates.
Time-Vested RSUs. With the exception of certain time-vested RSUs granted in 2023, 2022 and 2021 to non-employee directors, the time-vested RSU awards granted in 2023, 2022 and 2021 are scheduled to vest in: (i) pro rata installments on a common calendar date that is on or around each of the first three anniversaries of the grant date or (ii) generally at the end of three years. Certain time-vested RSU awards granted in 2023, 2022 and 2021 to non-employee directors generally are subject to one-year cliff vesting; however, awards granted to non-employee directors prior to 2020 remain outstanding and the shares are not issued until the non-employee director retires or certain conditions related to a change in control are met, as described above.
Non-Qualified Stock Options
Information with regard to stock options for the periods indicated is as follows.

Rollforward of non-qualified stock options

($ in thousands, except per-share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2022	371,405	$14.78
Granted	—	—
Exercised	(136,900)	14.46
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2023	234,505	$14.97	1.6 years	$3,184
Exercisable, December 31, 2023	234,505	$14.97	1.6 years	$3,184
(1)Based on the market price of $28.55 at December 31, 2023.
The following table summarizes additional information concerning stock option activity for the periods indicated.

Additional information

	Years Ended December 31,
(In thousands)	2023	2022	2021
Aggregate intrinsic value of options exercised	$1,273	$2,926	$3,354
Tax benefit of options exercised	267	614	704
Cash received from options exercised	1,755	1,341	1,382
Upon the exercise of stock options, we generally issue shares from the authorized, unissued share reserves when the exercise price is less than the treasury stock repurchase price and from treasury stock when the exercise price is greater than the treasury stock repurchase price.
Generally, the stock option awards had a four-year vesting period, with 50% of the award vesting on or after the third anniversary of the grant date and the remaining 50% of the award vesting on or after the fourth anniversary of the grant date, provided the applicable stock price performance hurdle is met. There have been no stock options granted since 2016.

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
Under this plan, we issued approximately 100 thousand shares to employees during each of the years ended December 31, 2023, 2022 and 2021. As of February 2024, approximately 1.4 million shares remain available for issuance under the ESPP.
Benefit Plans
The Radian Group Inc. Savings Incentive Plan (“Savings Plan”) covers substantially all of our full-time and our part-time employees. Participants can contribute up to 100% of their eligible earnings as pretax and/or after-tax (Roth IRA) contributions up to a maximum Internal Revenue Service annual limit, which was $22,500 for 2023. The Savings Plan also includes the catch-up contribution provision whereby participants who are or will be age 50 and above during the Savings Plan year may contribute an additional contribution. The maximum catch-up contribution for the Savings Plan in 2023 was $7,500. We match up to 100% of the first 6% of eligible compensation contributed in any given year. Our expense for matching funds for the years ended December 31, 2023, 2022 and 2021, was $8 million, $10 million and $8 million, respectively.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2023, pursuant to Rule 15d-15(b) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2023, using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the updated internal control framework in Internal Control-Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2023. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2023. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2023. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Equity Compensation Plans
The following table sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2023. Each number of securities reflected in the table is a reference to shares of our common stock.

Equity compensation plans

Plan category (1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (2)	5,058,592	(3)	$0.69	(4)	6,760,165	(5)
Equity compensation plans not approved by stockholders	—		—		—
Total	5,058,592	(3)	$0.69	(4)	6,760,165	(5)
(1)The table does not include information for equity compensation plans assumed by us in mergers, under which we do not grant additional awards.
(2)These plans consist of our Equity Plans and our ESPP.
(3)Represents 66,598 shares of phantom stock and 234,505 non-qualified stock options issued under our Prior Equity Plans and 1,576,896 and 3,180,593 of RSUs issued under our Prior Equity Plans and 2021 Equity Plan, respectively. Of the RSUs included herein, 2,970,874 are performance-based stock-settled RSUs that could potentially vest in a number of shares equal to between 0% and 200% of this number of RSUs.
(4)The shares of phantom stock and RSUs were granted at full value, and therefore, have a weighted-average exercise price of $0. Excluding shares of phantom stock and RSUs from this calculation, the weighted-average exercise price of outstanding non-qualified stock options was $14.97 at December 31, 2023.
(5)Includes 5,301,835 shares available for issuance under our 2021 Equity Plan and Prior Equity Plans, and 1,458,330 shares available for issuance under our ESPP, in each case as of December 31, 2023. In January 2024, we issued 49,799 shares from the shares available for issuance under our ESPP. As of February 2024, 1,408,531 shares remain available for issuance under the ESPP.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2023. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2023. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)
1.Financial Statements—See the “INDEX TO ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS” on page 99 of this report for a list of the financial statements filed as part of this report.
2.Exhibits—See “Index to Exhibits” on page 159 of this report for a list of exhibits filed as part of this report.
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

3.1
Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 11, 2004, and filed on May 12, 2004)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 22, 2008, and filed on May 29, 2008)

3.3
Second Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 12, 2010, and filed on May 18, 2010)

3.4
Certificate of Amendment of Certificate of Incorporation of the Registrant effective as of May 15, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 14, 2013, and filed on May 20, 2013)

3.5
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant effective as of May 11, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 11, 2016, and filed on May 17, 2016)

3.6
Certificate of Change of Registered Agent and Registered Office of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 15, 2010, and filed on November 16, 2010)

3.7
Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated October 9, 2009, and filed on October 13, 2009)

3.8
Certificate of Elimination of the Series A Junior Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated March 19, 2019, and filed on March 19, 2019)

3.9
Fourth Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 15, 2023, and filed on November 20, 2023)

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
+10.1
Comprehensive 401(k) Profit Sharing Plan Nonstandard Adoption Agreement, effective January 1, 2022, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2021)

+10.2
Qualified Retirement Plan and Trust Defined Contribution Basic Plan Document, adopted by Radian Group Inc. effective January 1, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2021)

10.3
Radian Group Inc. 1995 Equity Compensation Plan (Amended and Restated May 9, 2006) (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (file no. 1-11356), as filed with the Securities and Exchange Commission on April 18, 2006)

+10.4
Amendment to Radian Group Inc. 1995 Equity Compensation Plan (Amended and Restated May 9, 2006) dated February 5, 2007 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2006)

+10.5
Amendment No. 2 to Radian Group Inc. 1995 Equity Compensation Plan, dated November 6, 2007 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2007)

+10.6
Form of Phantom Stock Agreement for Non-Employee Directors under 1995 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 8, 2005, and filed on February 14, 2005)

+10.7
Radian Group Inc. Amended and Restated 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (file no. 333-174428) filed on May 23, 2011)

+10.8
Form of Phantom Stock Agreement for Non-Employee Directors under 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2008)

+10.9
Amendment to Form of 2008 Phantom Stock Agreement for Non-Employee Directors under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2009)

Glossary

Exhibit Number	Exhibit

+10.10
Form of 2009 Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2009)

+10.11
Amended and Restated Radian Voluntary Deferred Compensation Plan for Officers (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2014)

+10.12
Radian Group Inc. Employee Stock Purchase Plan, as amended and restated as of May 9, 2018 (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (file no. 1-11356) filed on April 9, 2018, for the 2018 Annual Meeting of Stockholders)

10.13
Global Expense Allocation and Services Agreement, effective as of January 1, 2016, between the Registrant and each of its insurance subsidiaries: Radian Guaranty Inc., Radian Insurance Inc., Radian Mortgage Assurance Inc., Radian Mortgage Insurance Inc., Radian Guaranty Reinsurance Inc., Radian Reinsurance Inc., Radian Mortgage Guaranty Inc. and Radian Investor Surety Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2019)

10.14
Amendments 1 through 7 to Global Expense Allocation and Services Agreement, effective as of January 1, 2016, between the Registrant and each of its insurance subsidiaries: Radian Guaranty Inc., Radian Insurance Inc., Radian Mortgage Assurance Inc., Radian Mortgage Insurance Inc., Radian Guaranty Reinsurance Inc., Radian Reinsurance Inc., Radian Mortgage Guaranty Inc. and Radian Investor Surety Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2022)

10.15
Radian Group Inc. Amended and Restated Allocation of Consolidated Tax Liability Agreement between the Registrant and each of its subsidiaries, dated December 19, 2014, including Amendments 1 through 4 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2019)

10.16
Amendments 1 through 7 to Radian Group Inc. Amended and Restated Allocation of Consolidated Tax Liability Agreement between the Registrant and each of its subsidiaries, dated December 19, 2014 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2022)

+10.17
Form of 2012 Stock Option Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2012)

+10.18
Form of 2013 Stock Option Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2013)

+10.19
Form of 2014 Stock Option Agreement under the 2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2014)

+10.20
Radian Group Inc. 2014 Equity Compensation Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (file no. 1-11356) filed on April 7, 2014, for the 2014 Annual Meeting of Stockholders)

+10.21
Form of 2015 Stock Option Agreement under the 2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2015)

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

+10.24	Form of 2016 Executive Severance Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2016)
+10.25	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2016)
+10.26	Form of 2017 Executive Severance Agreement (incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2022)
+10.27
Form of 2019 Amendment to Form of 2017 Executive Severance Agreement (incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2022)

+10.28
Employment Agreement, dated as of November 19, 2019, between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 19, 2019, and filed on November 19, 2019)

+10.29
Restrictive Covenants Agreement, dated as of February 8, 2017, between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 7, 2017, and filed on February 13, 2017)

+10.30
Form of Restricted Stock Unit Agreement between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 7, 2017, and filed on February 13, 2017)

+10.31
Radian Group Inc. STI/MTI Incentive Plan for Executive Employees, as amended and restated (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 7, 2017, and filed on February 13, 2017)

+10.32
Radian Group Inc. Equity Compensation Plan (Amended and Restated as of May 10, 2017, and May 13, 2020) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended March 31, 2021)

+10.33
2018 Performance-Based Restricted Stock Unit Grant Letter (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2018)

+10.34
2018 Time-Based Restricted Stock Unit Grant Letter under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2018)

+10.35
Form of Executive Officer 2018 Performance-Based Restricted Stock Unit Grant Letter (book value) under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2018)

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

Glossary

Exhibit Number	Exhibit

+10.49
Credit Agreement by and among the Registrant, Royal Bank of Canada, as Administrative Agent, U.S. Bank National Association (“U.S. Bank”), as Syndication Agent, RBC Capital Markets and U.S. Bank as Joint Lead Arrangers and Joint Book Runners, Associated Bank, National Association, as Documentation Agent, and certain other banks and financial institutions serving as lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated December 7, 2021, and filed on December 8, 2021)

10.50
First Amendment, dated as of April 12, 2023, to the Credit Agreement, dated as of December 7, 2021, by and among the Registrant, each of the lenders from time to time party thereto, Royal Bank of Canada, as administrative agent for the Lenders and an LC Issuer, and the other agents and arrangers party thereto, including a fully conformed copy of the amended Credit Agreement as Exhibit A (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated April 12, 2023, and filed on April 14, 2023)

+10.51
Radian Group Inc. Short-Term Incentive Plan for employees (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 30, 2021, and filed on December 3, 2021)

+10.52
Form of Executive Officer 2022 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2022)

+10.53
2022 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2022)

+10.54
2022 Time-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2022)

+10.55
Form of Executive Officer 2022 Time-Based Restricted Stock Unit Grant Agreement under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2022)

+10.56
2022 Time-Based Restricted Stock Unit Grant Agreement under the Radian Group Inc. Equity Compensation Plan between the Registrant and Robert J. Quigley dated December 20, 2022 (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2022

+10.57
Transition, Separation and Release Agreement, dated January 13, 2023, between J. Franklin Hall and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated January 13, 2023, and filed on January 20, 2023)

+10.58
Radian Group Inc. Short-Term Incentive Plan for employees (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2022)

10.59
Master Repurchase Agreement, dated July 15, 2022, among Goldman Sachs Bank USA, a national banking institution, Radian Liberty Funding LLC, a Delaware limited liability company, and Radian Mortgage Capital LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated July 15, 2022, and filed on July 18, 2022)

Glossary

Exhibit Number	Exhibit

10.60
Amendment No. 1 to Master Repurchase Agreement, dated as of July 13, 2023, by and among Goldman Sachs Bank USA, Radian Liberty Funding LLC and Radian Mortgage Capital LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated July 13, 2023, and filed on July 17, 2023)

10.61
Amendment No. 2 to Master Repurchase Agreement, dated as of September 14, 2023, by and among Goldman Sachs Bank USA, Radian Liberty Funding LLC and Radian Mortgage Capital LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated September 14, 2023, and filed on September 15, 2023

10.62
Amendment No. 3 to Master Repurchase Agreement, dated as of October 27, 2023, by and among Goldman Sachs Bank USA, Radian Liberty Funding LLC and Radian Mortgage Capital LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated October 27, 2023, and filed on November 2, 2023)

10.63
Reaffirmation, dated as of October 27, 2023, executed by Radian Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated October 27, 2023, and filed on November 2, 2023

10.64
Guaranty and Security Agreement dated as of July 15, 2022, made by Radian Mortgage Capital LLC, a Delaware limited liability company, in favor of Goldman Sachs Bank USA, a national banking institution (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated July 15, 2022, and filed on July 18, 2022)

10.65
Guaranty Agreement dated as of July 15, 2022, made by Radian Group Inc., a Delaware corporation, in favor of Goldman Sachs Bank USA, a national banking institution (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated July 15, 2022, and filed on July 18, 2022)

10.66
Master Repurchase Agreement, dated September 28, 2022, between Bank of Montreal, a Canadian chartered bank acting through its Chicago Branch, and Radian Mortgage Capital LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated September 28, 2022, and filed on September 30, 2022)

10.67
Amendment No. 1 to Master Repurchase Agreement, dated April 17, 2023, between Radian Mortgage Capital LLC, the Registrant and Bank of Montreal, including a fully conformed copy of the amended Master Repurchase Agreement as Exhibit A (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated April 17, 2023, and filed on April 18, 2023)

10.68
Amendment No. 2 to Master Repurchase Agreement, dated as of September 27, 2023, between Radian Mortgage Capital LLC, the Registrant and Bank of Montreal, including a fully conformed copy of the Amended MRA as Exhibit A (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated September 27, 2023, and filed on September 29, 2023)

10.69
Guaranty Agreement dated as of September 28, 2022, made by Radian Group Inc., a Delaware corporation, in favor of Bank of Montreal, a Canadian chartered bank acting through its Chicago Branch (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated September 28, 2022, and filed on September 30, 2022)

+10.70
Amended and Restated Employment Agreement, dated as of August 9, 2023, between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated August 9, 2023, and filed on August 11, 2023)

Glossary

Exhibit Number	Exhibit

+10.71
One-Time Special Performance-Based Restricted Stock Unit Grant of Special Performance-Based Restricted Stock Units made as of August 9, 2023, by the Registrant to Richard G. Thornberry (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated August 9, 2023, and filed on August 11, 2023)

+10.72
Form of Executive Officer 2023 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2023)

+10.73
2023 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2023)

+10.74
Form of Executive Officer 2023 Time-Based Restricted Stock Unit Grant Agreement under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2023)

+10.75
2023 Time-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2023)

+10.76
Letter Agreement, dated January 23, 2023, between Sumita Pandit and the Registrant (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2023)

+10.77
Severance Agreement, dated March 6, 2023, between Sumita Pandit and the Registrant (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2023)

+10.78
Restrictive Covenants Agreement, dated January 24, 2023, between Sumita Pandit and the Registrant (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2023)

10.79
Master Repurchase Agreement, dated January 29, 2024, among Flagstar Bank, a national association, Radian Group Inc., a Delaware corporation and Radian Mortgage Capital LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated January 29, 2024, and filed on February 2, 2024)

10.80
Guaranty Agreement dated as of January 29, 2024, made by Radian Group Inc., a Delaware corporation, in favor of Flagstar Bank, a national association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated January 29, 2024, and filed on February 2, 2024)

*21	Subsidiaries of the Registrant
*23.1	Consent of PricewaterhouseCoopers LLP
*31	Rule 13a-14(a) Certifications
**32	Section 1350 Certifications
*97	Radian Group Inc. Incentive Compensation Recoupment Policy

Glossary

Exhibit Number	Exhibit

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)
*    Filed herewith.
**    Furnished herewith.
+    Management contract, compensatory plan or arrangement

Glossary
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2024.

Radian Group Inc.

By:	/s/ Richard G. Thornberry
Richard G. Thornberry Chief Executive Officer

Glossary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2024, by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title
/s/ RICHARD G. THORNBERRY	Chief Executive Officer (Principal Executive Officer) and Director
Richard G. Thornberry

/s/ SUMITA PANDIT	Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Sumita Pandit

/s/ ROBERT J. QUIGLEY	Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Robert J. Quigley

/s/ HOWARD B. CULANG	Non-Executive Chairman of the Board
Howard B. Culang

/s/ FAWAD AHMAD	Director
Fawad Ahmad

/s/ BRAD L. CONNER	Director
Brad L. Conner

/s/ DEBRA HESS	Director
Debra Hess

/s/ LISA W. HESS	Director
Lisa W. Hess

/s/ ANNE LEYDEN	Director
Anne Leyden

/s/ BRIAN D. MONTGOMERY	Director
Brian D. Montgomery

/s/ LISA MUMFORD	Director
Lisa Mumford

/s/ GAETANO J. MUZIO	Director
Gaetano J. Muzio

/s/ GREGORY V. SERIO	Director
Gregory V. Serio

/s/ NOEL J. SPIEGEL	Director
Noel J. Spiegel

Glossary

Radian Group Inc. and Its Consolidated Subsidiaries
Schedule I
Summary of Investments—Other Than Investments in Related Parties
December 31, 2023

(In thousands)	Amortized Cost	Fair Value		Amount Reflected on the Consolidated Balance Sheet
Type of Investment
Fixed-maturities available for sale
Bonds
U.S. government and agency securities	$171,194	$144,396		$144,396
State and municipal obligations	158,539	142,785		142,785
Corporate bonds and notes	2,876,175	2,629,284		2,629,284
RMBS	1,089,919	1,014,071		1,014,071
CMBS	605,029	558,383		558,383
CLO	494,339	487,849		487,849
Other ABS	286,988	284,559		284,559
Foreign government and agency securities	5,128	5,087		5,087
Mortgage insurance-linked notes (1)	47,456	48,996		48,996
Total securities available for sale	5,734,767	5,315,410	(2)	5,315,410	(2)
Trading securities	110,484	106,423		106,423
Equity securities
Common stocks
Industrial, miscellaneous and all other	173,925	164,955		164,955
Total equity securities	173,925	164,955	(3)	164,955	(3)
Mortgage loans held for sale	32,132	32,755		32,755
Other invested assets	8,461	8,625		8,625
Short-term investments (4)	661,143	661,179	(5)	661,179	(5)
Total investments other than investments in related parties	$6,720,912	$6,289,347		$6,289,347
(1)Includes mortgage insurance-linked notes purchased by Radian Group in connection with the XOL Program. See Note 8 of Notes to Consolidated Financial Statements for more information about our reinsurance programs.
(2)Includes $127 million of fixed-maturity securities available for sale loaned under securities lending agreements that are classified as other assets in our consolidated balance sheets.
(3)Includes $76 million of equity securities loaned under securities lending agreements that are classified as other assets in our consolidated balance sheets.
(4)Includes cash collateral held under securities lending agreements of $149 million that is reinvested in money market instruments.
(5)Includes $1 million of short-term investments loaned under securities lending agreements that are classified as other assets in our consolidated balance sheets.

Glossary

Radian Group Inc.
Schedule II—Financial Information of Registrant
Condensed Balance Sheet
Parent Company Only

(In thousands, except per-share amounts)	December 31, 2023	December 31, 2022
Assets
Investments
Fixed-maturities available for sale—at fair value (amortized cost of $653,575 and $747,309)	$623,957	$675,948
Equity securities—at fair value (cost of $79,170 and $140,733)	83,620	140,804
Other invested assets—at fair value	6,222	3,958
Short-term investments—at fair value (includes $63,450 and $61,238 of reinvested cash collateral held under securities lending agreements)	316,991	108,232
Total investments	1,030,790	928,942
Cash	2,200	1,872
Investment in subsidiaries, at equity in net assets (Note C)	4,990,822	4,576,644
Other assets (Note D)	165,612	158,027
Total assets	$6,189,424	$5,665,485

Liabilities and stockholders’ equity
Liabilities
Senior notes	$1,417,781	$1,413,504
Net deferred tax liability (Note A)	226,141	196,829
Other liabilities (Note D)	147,697	135,825
Total liabilities	1,791,619	1,746,158
Common stockholders’ equity
Common stock ($0.001 par value; 485,000 shares authorized; 2023: 173,247 and 153,179 shares issued and outstanding, respectively; 2022: 176,509 and 157,056 shares issued and outstanding, respectively)	173	176
Treasury stock, at cost (2023: 20,068 shares; 2022: 19,453 shares)	(945,870)	(930,643)
Additional paid-in capital	1,430,594	1,519,641
Retained earnings	4,243,759	3,786,952
Accumulated other comprehensive income (loss)	(330,851)	(456,799)
Total common stockholders’ equity	4,397,805	3,919,327
Total liabilities and stockholders’ equity	$6,189,424	$5,665,485
See Supplemental Notes.

Glossary

Radian Group Inc.
Schedule II—Financial Information of Registrant
Condensed Statements of Operations
Parent Company Only

	Years Ended December 31,
(In thousands)	2023	2022	2021
Revenues
Net investment income	$55,370	$20,584	$7,540
Net gains (losses) on investments and other financial instruments	(5,844)	(4,322)	980
Other income	—	78	11
Total revenues	49,526	16,340	8,531

Expenses
Other operating expenses	5,025	2,043	3,163
Total expenses (Note B)	5,025	2,043	3,163

Pretax income	44,501	14,297	5,368
Income tax provision	12,479	8,148	1,167
Equity in net income of affiliates	571,097	736,785	596,470
Net income	603,119	742,934	600,671
Other comprehensive income (loss), net of tax	125,949	(576,892)	(143,632)
Comprehensive income	$729,068	$166,042	$457,039
See Supplemental Notes.

Glossary

Radian Group Inc.
Schedule II—Financial Information of Registrant
Condensed Statements of Cash Flows
Parent Company Only

	Years Ended December 31,
(In thousands)	2023	2022	2021

Cash flows from operating activities
Net cash provided by (used in) operating activities (1)	$194,607	$(71)	$66,317

Cash flows from investing activities
Proceeds from sales of:
Fixed-maturities available for sale	129,650	56,934	195,452
Trading securities	—	8,868	—
Equity securities	60,755	—	—
Proceeds from redemptions of:
Fixed-maturities available for sale	168,639	194,859	301,788
Purchases of:
Fixed-maturities available for sale	(84,313)	(29,039)	(156,344)
Equity securities	(3,690)	(2,500)	—
Sales, redemptions and (purchases) of:
Short-term investments, net	(135,657)	188,149	113,939
Other assets, net	(10,664)	(3,851)	(864)
Capital distributions from subsidiaries	7,000	32,512	44,951
Capital contributions to subsidiaries	(49,750)	(8,000)	(43,250)
Net cash provided by (used in) investing activities	81,970	437,932	455,672

Cash flows from financing activities
Dividends and dividend equivalents paid	(145,908)	(135,437)	(103,298)
Issuance of common stock	1,755	1,341	1,382
Repurchases of common stock	(133,314)	(400,195)	(399,100)
Credit facility commitment fees paid	(904)	(814)	(3,325)
Change in secured borrowings, net (with terms three months or less)	2,122	60,270	1,057
Net cash provided by (used in) financing activities	(276,249)	(474,835)	(503,284)

Increase (decrease) in cash and restricted cash	328	(36,974)	18,705
Cash and restricted cash, beginning of period	1,872	38,846	20,141
Cash and restricted cash, end of period	$2,200	$1,872	$38,846
(1)Includes cash distributions received from subsidiaries of $191 million, $50 million and $85 million in 2023, 2022 and 2021, respectively. Excludes non-cash distributions received from subsidiaries of $218 million, $888 million and $92 million in 2023, 2022 and 2021, respectively.
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
The Parent Company has entered into the following guarantees on behalf of our subsidiaries:
■Beginning in 2022, Radian Group entered into certain Parent Guarantees to support its mortgage conduit business. See Note 12 of Notes to Consolidated Financial Statements for additional information.
■To allow our mortgage insurance customers to comply with applicable securities regulations for issuers of ABS (including mortgage-backed securities), Radian Group has guaranteed two structured transactions for Radian Guaranty with $54 million of aggregate remaining credit exposure as of December 31, 2023.
■Radian Group and Radian Mortgage Assurance are parties to a guaranty agreement, which provides that Radian Group will make sufficient funds available to Radian Mortgage Assurance to ensure that Radian Mortgage Assurance has a minimum of $5 million of statutory policyholders’ surplus every calendar quarter. Radian Mortgage Assurance had $9 million of statutory policyholders’ surplus and no RIF exposure as of December 31, 2023.
As of December 31, 2023, Radian Group recorded a net deferred tax liability of $226 million. This balance includes liabilities related to certain of our subsidiaries, which have incurred federal NOLs that could not be carried-back and utilized on a separate company tax return basis. As a result, we are not currently obligated under our tax-sharing agreement to reimburse these subsidiaries for their separate company federal NOL carryforward. However, if in a future period one of these subsidiaries utilizes its share of federal NOL carryforwards on a separate entity basis, then Radian Group may be obligated to fund such subsidiary’s share of our consolidated tax liability to the Internal Revenue Service.
Note B
The Parent Company provides certain services to its subsidiaries. The Parent Company allocates to its subsidiaries expenses it incurs in the capacity of supporting those subsidiaries, including operating expenses, which are allocated based on the forecasted annual percentage of total revenue, which approximates the estimated percentage of time spent on certain subsidiaries, and interest expense, which is allocated based on relative capital. These expenses are presented net of allocations in the Condensed Statements of Operations. Substantially all operating expenses and interest expense have been allocated to the subsidiaries for 2023, 2022 and 2021.
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
The following table shows the components of our Parent Company expenses that have been allocated to our subsidiaries for the periods indicated.

Total allocated expenses

	Years Ended December 31,
(In thousands)	2023	2022	2021
Allocated operating expenses	$163,858	$163,000	$147,386
Allocated interest expense	82,734	82,568	82,833
Total allocated expenses	$246,592	$245,568	$230,219

Glossary
Note C
During 2023 and 2022, certain non-insurance subsidiaries had not generated sufficient cash flow to reimburse the Parent Company for its share of its direct and allocated operating expenses, and therefore the Parent Company effectively contributed a total of $110 million and $82 million, respectively, to these subsidiaries to reflect the impairment of the intercompany receivables representing unreimbursed direct and allocated costs.
See Note 16 of Notes to Consolidated Financial Statements for additional information related to capital transactions between the Parent Company and its consolidated insurance subsidiaries, including $400 million in ordinary dividends paid during 2023 from Radian Guaranty to Radian Group.
Note D
As of December 31, 2023 and 2022, the Parent Company’s other assets related primarily to: (i) its participation in a securities lending program; (ii) intercompany receivables; and (iii) property and equipment. As of December 31, 2023 and 2022, the Parent Company’s other liabilities related primarily to: (i) accounts payable and accrued expenses and (ii) its participation in a securities lending program. See Note 6 of Notes to Consolidated Financial Statements for additional information on this program.

Glossary

Radian Group Inc.
Schedule IV—Reinsurance
Insurance Premiums Earned
Years Ended December 31, 2023, 2022 and 2021

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed Premiums as a Percentage of Net Premiums
2023
Mortgage insurance	$1,029,941	$120,578	$—	$909,363	0.00%
Title insurance	10,465	250	—	10,215	0.00%
Total	$1,040,406	$120,828	$—	$919,578	0.00%

2022
Mortgage insurance	$1,025,607	$72,419	$4,025	$957,213	0.42%
Title insurance	24,422	504	—	23,918	0.00%
Total	$1,050,029	$72,923	$4,025	$981,131	0.41%

2021
Mortgage insurance	$1,104,696	$113,480	$7,066	$998,282	0.71%
Title insurance	39,665	764	—	38,901	0.00%
Total	$1,144,361	$114,244	$7,066	$1,037,183	0.68%