Form 10-Q
period 2024-03-31
RADIAN GROUP INC
filed 2024-05-03
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 150,578,465 shares of common stock, $0.001 par value per share, outstanding on May 1, 2024.

Glossary of Abbreviations and Acronyms for Selected References
The following list defines various abbreviations and acronyms used throughout this report, including the Condensed Consolidated Financial Statements, the Notes to Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.
A number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) are also utilized throughout this report, to assist readers seeking additional information related to a particular subject.

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
All Other
Radian’s non-reportable operating segments and other business activities, which include: (i) income (losses) from assets held by Radian Group; (ii) related general corporate operating expenses not attributable or allocated to our reportable segment; and (iii) the operating results from certain other immaterial activities and operating segments, including our Mortgage Conduit, Title, Real Estate Services and Real Estate Technology businesses

ASU	Accounting Standards Update, issued by the FASB to communicate changes to GAAP
Available Assets	As defined in the PMIERs, assets primarily including the most liquid assets of a mortgage insurer, and reduced by, among other items, premiums received but not yet earned and reinsurance funds withheld
BMO Master Repurchase Agreement	Uncommitted Master Repurchase Agreement, dated September 28, 2022, and as amended to date, between Bank of Montreal, a Canadian Chartered bank acting through its Chicago Branch, and Radian Mortgage Capital LLC to finance Radian Mortgage Capital’s acquisition of mortgage loans and related mortgage loan assets. The termination date of the BMO Master Repurchase Agreement is currently September 25, 2024.
Claim Denial	Our legal right, under certain conditions, to deny a claim
Claim Severity	The total claim amount paid divided by the original coverage amount
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
Cures	Loans that were in default as of the beginning of a period and are no longer in default primarily because payments were received such that the loan is no longer 60 or more days past due
Default to Claim Rate	The percentage of defaulted loans that are assumed to result in a claim submission
Eagle Re Issuer(s)	A group of unaffiliated special purpose insurers (VIEs) domiciled in Bermuda, comprising a series of Eagle Re entities related to reinsurance coverage issued starting in 2018

Term	Definition
ERCF	Enterprise Regulatory Capital Framework, finalized in February 2022, which establishes a new regulatory capital framework for the GSEs
Exchange Act	Securities Exchange Act of 1934, as amended
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank of Pittsburgh
FICO	Fair Isaac Corporation (“FICO”) credit scores, for Radian’s portfolio statistics, represent the borrower’s credit score at origination and, in circumstances where there are multiple borrowers, the lowest of the borrowers’ FICO scores is utilized
Flagstar Master Repurchase Agreement	Uncommitted Master Repurchase Agreement, effective January 29, 2024, between Flagstar Bank N.A. and Radian Mortgage Capital to finance the acquisition of mortgage loans and related mortgage loan assets. The termination date of the Flagstar Master Repurchase Agreement is January 27, 2025.
Foreclosure Stage Defaulted Loans	Loans in the stage of default in which a foreclosure sale has been scheduled or held
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	Generally accepted accounting principles in the U.S., as amended from time to time
Goldman Sachs Master Repurchase Agreement	Uncommitted Master Repurchase Agreement, effective July 15, 2022, and as amended to date, among Goldman Sachs Bank USA, a national banking institution, Radian Liberty Funding LLC, a Delaware limited liability company, and Radian Mortgage Capital to finance the acquisition of mortgage loans and related mortgage loan assets. The termination date of the Goldman Sachs Master Repurchase Agreement is currently September 14, 2024.
GSE(s)	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
IBNR	Losses incurred but not reported
IIF	Insurance in force, equal to the aggregate unpaid principal balances of the underlying loans
LAE	Loss adjustment expenses, which include the cost of investigating and adjusting losses and paying claims
LTV	Loan-to-value ratio, calculated as the ratio of the original loan amount to the original value of the property, expressed as a percentage
Master Repurchase Agreements	The Goldman Sachs Master Repurchase Agreement, the BMO Master Repurchase Agreement, and the Flagstar Master Repurchase Agreement, collectively
Minimum Required Asset(s)	A risk-based minimum required asset amount, as defined in the PMIERs, calculated based on net RIF (RIF, net of credits permitted for reinsurance) and a variety of measures related to expected credit performance and other factors
Monthly and Other Recurring Premiums (or Recurring Premium Policies)	Insurance premiums or policies, respectively, where premiums are paid on a monthly or other installment basis, in contrast to Single Premium Policies
Monthly Premium Policies	Insurance policies where premiums are paid on a monthly installment basis
Mortgage Conduit	Radian’s mortgage conduit business, operated primarily through Radian Mortgage Capital, which purchases eligible mortgage loans on the secondary market from residential mortgage lenders with the intent to either sell directly to mortgage investors or distribute into the capital markets through private label securitizations, with the option to hold servicing rights for the loans sold
Mortgage Insurance	Radian’s mortgage insurance business segment, operated primarily through Radian Guaranty, which provides credit-related insurance coverage for the benefit of mortgage lending institutions and mortgage credit investors, principally through private mortgage insurance on residential first-lien mortgage loans, and also offers other credit risk management solutions to our customers
MPP Requirement	Certain states’ statutory or regulatory risk-based capital requirement that the mortgage insurer must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels
NIW	New insurance written, representing the aggregate original principal amount of the mortgages underlying the Primary Mortgage Insurance

Term	Definition
Parent Guarantees	Three separate parent guaranty agreements, entered into by Radian Group in connection with its mortgage conduit business, to guaranty the obligations of certain of its subsidiaries in connection with the Master Repurchase Agreements
Persistency Rate	The percentage of IIF that remains in force over a period of time
PMIERs	Private Mortgage Insurer Eligibility Requirements issued by the GSEs under oversight of the Federal Housing Finance Agency and updated by them from time to time to set forth requirements an approved insurer must meet and maintain to provide mortgage guaranty insurance on loans acquired by the GSEs
PMIERs Cushion	Under PMIERs, Radian Guaranty’s excess of Available Assets over Minimum Required Assets
Pool Mortgage Insurance	Insurance that provides a lender or investor protection against default on a group or “pool” of mortgages, rather than on an individual mortgage loan basis, generally subject to an aggregate exposure limit, or “stop loss” (usually between 1% and 10%), and/or deductible applied to the initial aggregate loan balance of the entire pool, pursuant to the terms of the applicable insurance agreement
Primary Mortgage Insurance	Insurance that provides a lender or investor protection against default on an individual mortgage loan basis, at a specified coverage percentage for each loan, pursuant to the terms of the applicable master policy, which are updated periodically and filed in each of the jurisdictions in which we conduct business
QSR Program	The Single Premium QSR Program, the 2012 QSR Agreements, the 2022 QSR Agreement and the 2023 QSR Agreement, collectively
Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Group	Radian Group Inc., our insurance holding company
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group and our approved insurer under the PMIERs, through which we provide mortgage insurance products and services
Radian Mortgage Capital	Radian Mortgage Capital LLC, a Delaware limited liability company and an indirect subsidiary of Radian Group, through which we acquire and sell residential mortgage loans
Radian Title Insurance	Radian Title Insurance Inc., an Ohio domiciled insurance company and an indirect subsidiary of Radian Group, through which we offer title insurance and settlement services
RBC States	Risk-based capital states, which are those states that currently impose a statutory or regulatory risk-based capital requirement
Real Estate Services	Radian’s real estate services business, operated primarily through Radian Real Estate Management LLC, which provides residential real estate management, valuation and due diligence services to single family rental investors, the GSEs and mortgage lenders, servicers and investors
Real Estate Technology	Radian’s real estate technology services business, operated primarily through homegenius Real Estate LLC, which is an early stage digital real estate business providing data, analytics and technology to institutions and consumers
Rescission	Our legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies if we determine that a loan did not qualify for insurance
RIF	Risk in force; for Primary Mortgage Insurance, RIF is equal to the underlying loan unpaid principal balance multiplied by the insurance coverage percentage, whereas for Pool Mortgage Insurance, it represents the remaining exposure under the agreements
Risk-to-capital	Under certain state regulations, a maximum ratio of net RIF calculated relative to the level of statutory capital
RMBS	Residential mortgage-backed securities
SAP	Statutory accounting principles and practices, including those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes due 2024	Our 4.500% unsecured senior notes due October 2024 ($450 million original principal amount)
Senior Notes due 2025	Our 6.625% unsecured senior notes due March 2025 ($525 million original principal amount, of which the outstanding principal amount was redeemed in March 2024)

Term	Definition
Senior Notes due 2027	Our 4.875% unsecured senior notes due March 2027 ($450 million original principal amount)
Senior Notes due 2029	Our 6.200% unsecured senior notes due May 2029 ($625 million original principal amount)
Single Premium NIW	NIW on Single Premium Policies
Single Premium Policy / Policies	Insurance policies where premiums are paid in a single payment, which includes policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically shortly after the loans have been originated)
Single Premium QSR Program	The 2016 Single Premium QSR Agreement, the 2018 Single Premium QSR Agreement and the 2020 Single Premium QSR Agreement, collectively
SOFR	Secured Overnight Financing Rate
Statutory RBC Requirement	Risk-based capital requirement imposed by the RBC States, requiring a minimum surplus level and, in certain states, a minimum ratio of statutory capital relative to the level of risk
Title	Radian’s title insurance and settlement services business, operated primarily through Radian Title Insurance and Radian Settlement Services Inc., which serve as a national title insurance underwriter and agency delivering closing and settlement services for purchase, refinance, home equity and default real estate transactions to mortgage lenders and investors, real estate agents, the GSEs and consumers
VIE	Variable interest entity
XOL Program	The credit risk protection obtained by Radian Guaranty in the form of excess-of-loss reinsurance, which indemnifies the ceding company against loss in excess of a specific agreed level, up to a specified limit. The program includes reinsurance agreements with the Eagle Re Issuers in connection with various issuances of mortgage insurance-linked notes, as well as more traditional XOL reinsurance agreements with third-party reinsurers.

Cautionary Note Regarding Forward-Looking Statements
—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements are not guarantees of future performance, and the forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:
■the health of the U.S. housing market generally and changes in economic conditions that impact the size of the insurable mortgage market, the credit performance of our insured mortgage portfolio and our business prospects, including changes resulting from inflationary pressures, the higher interest rate environment and the risk of higher unemployment rates, as well as other macroeconomic stresses and uncertainties, including potential impacts resulting from political and geopolitical events;
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
■changes in the current housing finance system in the United States, including the roles of the Federal Housing Administration (the “FHA”), U.S. Department of Veterans Affairs (“VA”), the GSEs and private mortgage insurers in this system;
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
■risks related to the quality of third-party mortgage underwriting and mortgage loan servicing;
■a decrease in the Persistency Rates of our mortgage insurance on Monthly Premium Policies;
■competition in the private mortgage insurance industry generally, and more specifically: price competition in our mortgage insurance business and competition from the FHA and the VA as well as from other forms of credit enhancement, such as any potential GSE-sponsored alternatives to traditional mortgage insurance;
■U.S. political conditions, which may be more volatile and present a heightened risk in Presidential election years, and legislative and regulatory activity (or inactivity), including adoption of (or failure to adopt) new laws and regulations, or changes in existing laws and regulations, or the way they are interpreted or applied;
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
■risks associated with investments to grow our existing businesses, or to pursue new lines of business or new products and services, including our ability and related costs to develop, launch and implement new and innovative technologies and digital products and services, whether these products and services receive broad customer acceptance or disrupt existing customer relationships, and additional financial risks related to these investments, including required changes in our investment, financing and hedging strategies, risks associated with our increased use of financial leverage, which could expose us to liquidity risks resulting from changes in the fair values of assets, and the risk that we may fail to achieve forecasted results, which could result in lower or negative earnings contribution;
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
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to “Item 1A. Risk Factors” in this report and “Item 1A. Risk Factors” in our 2023 Form 10-K, and to subsequent reports and registration statements filed from time to time with the SEC. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we issued this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements to reflect new information or future events or for any other reason.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

Radian Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per-share amounts)	March 31, 2024	December 31, 2023
Assets
Investments (Notes 5 and 6)
Fixed-maturities available for sale—at fair value (amortized cost of $5,657,808 and $5,599,111)	$5,209,025	$5,188,228
Trading securities—at fair value (amortized cost of $109,275 and $110,484)	103,256	106,423
Equity securities—at fair value (cost of $159,937 and $92,124)	155,405	89,057
Mortgage loans held for sale—at fair value (Note 7)	147,034	32,755
Other invested assets—at fair value	8,849	8,625
Short-term investments—at fair value (includes $89,532 and $149,364 of reinvested cash collateral held under securities lending agreements)	703,545	660,566
Total investments	6,327,114	6,085,654
Cash	26,993	18,999
Restricted cash	1,832	1,066
Accrued investment income	46,334	45,783
Accounts and notes receivable	130,095	123,857
Reinsurance recoverables (includes $164 and $59 for paid losses)	28,151	25,909
Deferred policy acquisition costs	18,561	18,718
Property and equipment, net	60,521	63,822
Prepaid federal income taxes (Note 10)	750,320	750,320
Other assets (Note 9)	369,944	459,805
Total assets	$7,759,865	$7,593,933

Liabilities and stockholders’ equity
Liabilities
Unearned premiums	$215,124	$225,396
Reserve for losses and LAE (Note 11)	361,833	370,148
Senior notes (Note 12)	1,512,860	1,417,781
Secured borrowings (Note 12)	207,601	119,476
Reinsurance funds withheld	133,460	130,564
Net deferred tax liability	626,353	589,564
Other liabilities	262,902	343,199
Total liabilities	3,320,133	3,196,128
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($0.001 par value; 485,000 shares authorized; 2024: 171,588 and 151,509 shares issued and outstanding, respectively; 2023: 173,247 and 153,179 shares issued and outstanding, respectively)	171	173
Treasury stock, at cost (2024: 20,079 shares; 2023: 20,068 shares)	(946,202)	(945,870)
Additional paid-in capital	1,390,436	1,430,594
Retained earnings	4,357,823	4,243,759
Accumulated other comprehensive income (loss) (Note 15)	(362,496)	(330,851)
Total stockholders’ equity	4,439,732	4,397,805
Total liabilities and stockholders’ equity	$7,759,865	$7,593,933
See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2024	2023
Revenues
Net premiums earned (Note 8)	$235,857	$233,238
Services revenue (Note 4)	12,588	10,984
Net investment income (Note 6)	69,221	58,453
Net gains (losses) on investments and other financial instruments (includes net realized gains (losses) on investments of $(3,682) and $(5,506)) (Note 6)	490	5,585
Other income	1,262	1,592
Total revenues	319,418	309,852

Expenses
Provision for losses (Note 11)	(7,034)	(16,929)
Policy acquisition costs	6,794	6,293
Cost of services	9,327	10,398
Other operating expenses	82,636	83,269
Interest expense (Note 12)	29,046	21,439
Amortization of other acquired intangible assets	—	1,371
Total expenses	120,769	105,841

Pretax income	198,649	204,011
Income tax provision	46,295	46,254
Net income	$152,354	$157,757

Net income per share
Basic	$0.99	$1.00
Diluted	$0.98	$0.98

Weighted average number of common shares outstanding—basic	153,817	158,304
Weighted average number of common and common equivalent shares outstanding—diluted	155,971	161,349
See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Net income	$152,354	$157,757
Other comprehensive income (loss), net of tax (Note 15)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected losses has not been recognized	(34,487)	65,854
Less: Reclassification adjustment for net gains (losses) on investments included in net income
Net realized gains (losses) on disposals and non-credit related impairment losses	(2,910)	(4,133)
Net unrealized gains (losses) on investments	(31,577)	69,987
Other adjustments to comprehensive income (loss), net	(68)	179
Other comprehensive income (loss), net of tax	(31,645)	70,166
Comprehensive income (loss)	$120,709	$227,923
See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stockholders’ Equity (Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Common stock
Balance, beginning of period	$173	$176
Issuance of common stock under incentive and benefit plans	—	1
Shares repurchased under share repurchase program (Note 14)	(2)	(1)
Balance, end of period	171	176

Treasury stock
Balance, beginning of period	(945,870)	(930,643)
Repurchases of common stock under incentive plans	(332)	(670)
Balance, end of period	(946,202)	(931,313)

Additional paid-in capital
Balance, beginning of period	1,430,594	1,519,641
Issuance of common stock under incentive and benefit plans	1,531	2,105
Share-based compensation	8,812	9,262
Shares repurchased under share repurchase program (Note 14)	(50,501)	(15,156)
Balance, end of period	1,390,436	1,515,852

Retained earnings
Balance, beginning of period	4,243,759	3,786,952
Net income	152,354	157,757
Dividends and dividend equivalents declared	(38,290)	(36,313)
Balance, end of period	4,357,823	3,908,396

Accumulated other comprehensive income (loss)
Balance, beginning of period	(330,851)	(456,799)
Net unrealized gains (losses) on investments, net of tax	(31,577)	69,987
Other adjustments to other comprehensive income (loss)	(68)	179
Balance, end of period	(362,496)	(386,633)

Total stockholders’ equity	$4,439,732	$4,106,478
See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash flows from operating activities
Net cash provided by (used in) operating activities	$51,044	$116,778

Cash flows from investing activities
Proceeds from sales of:
Fixed-maturities available for sale	130,248	110,882
Trading securities	—	9,123
Equity securities	840	2,076
Proceeds from redemptions of:
Fixed-maturities available for sale	164,685	110,973
Trading securities	704	211
Purchases of:
Fixed-maturities available for sale	(328,174)	(300,474)
Equity securities	(816)	(1,572)
Sales, redemptions and (purchases) of:
Short-term investments, net	(39,147)	43,190
Other assets and other invested assets, net	(180)	(165)
Additions to property and equipment	(1,558)	(4,786)
Net cash provided by (used in) investing activities	(73,398)	(30,542)

Cash flows from financing activities
Dividends and dividend equivalents paid	(37,563)	(35,685)
Issuance of common stock	460	983
Repurchases of common stock	(50,018)	(15,007)
Issuance of senior notes, net	617,164	—
Redemption of senior notes	(527,079)	—
Change in secured borrowings, net (with terms three months or less)	(68,832)	(52,120)
Proceeds from secured borrowings (with terms greater than three months)	145,977	10,569
Repayments of secured borrowings (with terms greater than three months)	(48,853)	(599)
Credit facility commitment fees paid	(142)	(193)
Net cash provided by (used in) financing activities	31,114	(92,052)

Increase (decrease) in cash and restricted cash	8,760	(5,816)
Cash and restricted cash, beginning of period	20,065	56,560
Cash and restricted cash, end of period	$28,825	$50,744
See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business
We are a mortgage and real estate company, providing both credit-related mortgage insurance coverage and an array of products and services across the residential real estate and mortgage finance industries. We have one reportable business segment—Mortgage Insurance.
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
Our total direct primary mortgage IIF and RIF were $271.0 billion and $70.3 billion, respectively, as of March 31, 2024, compared to $270.0 billion and $69.7 billion, respectively, as of December 31, 2023.
The GSEs and state insurance regulators impose various capital and financial requirements on our mortgage insurance subsidiaries. These include the PMIERs financial requirements, as well as Risk-to-capital and other risk-based capital measures and surplus requirements. Failure to comply with these capital and financial requirements may limit the amount of insurance that our mortgage insurance subsidiaries write or may prohibit them from writing insurance altogether. The GSEs with respect to Radian Guaranty and state insurance regulators with respect to all of our mortgage insurance subsidiaries possess significant discretion regarding all aspects of these businesses. See Note 16 for additional information on PMIERs and other regulatory information.
All Other
We report on our other operating segments and business activities within an All Other category, which includes the results of our Mortgage Conduit, Title, Real Estate Services and Real Estate Technology businesses.
See Note 4 for additional information about our Mortgage Insurance reportable segment and All Other business activities.
Risks and Uncertainties
In assessing the Company’s current financial condition and developing forecasts of future operations, management has made significant judgments and estimates with respect to potential factors impacting our financial and liquidity position. These judgments and estimates are subject to risks and uncertainties that could affect amounts reported in our financial statements in future periods and that could cause actual results to be materially different from our estimates.
2. Significant Accounting Policies
Basis of Presentation
Our condensed consolidated financial statements are prepared in accordance with GAAP and include the accounts of Radian Group and its subsidiaries. All intercompany accounts and transactions, and intercompany profits and losses, have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation, including a reclassification for the three months ended March 31, 2023, of interest expense to net investment income for expenses associated with our securities lending transactions. We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP pursuant to the instructions set forth in Article 10 of Regulation S-X of the SEC.
We generally refer to our holding company alone, without its consolidated subsidiaries, as “Radian Group.” We refer to Radian Group together with its consolidated subsidiaries as “Radian,” the “Company,” “we,” “us” or “our,” unless the context requires otherwise. Unless otherwise defined in this report, certain terms and acronyms used throughout this report are defined in the Glossary of Abbreviations and Acronyms included as part of this report.
The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for the fair statement of the financial position, results of operations,

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
comprehensive income (loss) and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP.
To fully understand the basis of presentation, these interim financial statements and related notes contained herein should be read in conjunction with the audited financial statements and notes thereto included in our 2023 Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.
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
Other Significant Accounting Policies
See Note 2 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for information regarding other significant accounting policies. There have been no significant changes in our significant accounting policies from those discussed in our 2023 Form 10-K.
Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this update modify disclosure and presentation requirements related to various topics and align codification with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the applicable requirements, the pending content will be removed and not become effective. Early adoption is prohibited. We are currently evaluating the impact the new accounting guidance will have on our disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures. This update enhances disclosure requirements, primarily through enhanced disclosures about significant reportable segment expenses under ASC 280. This update is applicable to all public entities and is effective for fiscal years starting after December 15, 2023, and interim periods within fiscal periods commencing after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied retrospectively for all periods presented in the financial statements. We are currently evaluating the impact the new accounting guidance will have on our disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures, an update which enhances income tax disclosures. This guidance requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income taxes paid. This update is applicable to all public entities and is effective for fiscal years starting after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied prospectively; however, retrospective application is permitted. We are currently evaluating the impact the new accounting guidance will have on our disclosures.
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

Net income per share

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2024	2023
Net income—basic and diluted	$152,354	$157,757

Average common shares outstanding—basic	153,817	158,304
Dilutive effect of share-based compensation arrangements (1)	2,154	3,045
Adjusted average common shares outstanding—diluted	155,971	161,349

Net income per share
Basic	$0.99	$1.00
Diluted	$0.98	$0.98
(1)The following number of shares of our common stock equivalents issued under our share-based compensation arrangements are not included in the calculation of diluted net income per share because their effect would be anti-dilutive.

	Three Months Ended March 31,
(In thousands)	2024	2023
Shares of common stock equivalents	—	25
4. Segment Reporting
In the first quarter of 2024, our Chief Executive Officer (Radian’s chief operating decision maker) made certain changes to the way that he organizes and assesses the performance of our operating segments, which resulted in updates to our quantitative and aggregation analyses in accordance with the accounting standard regarding segment reporting. Whereas previously we aggregated our Title, Real Estate Services and Real Estate Technology businesses and reported them as a single reportable segment named homegenius, effective this quarter, we are including the individual results of operations for these immaterial businesses, as well as the results of our Mortgage Conduit business (our other operating segment that does not meet the reportable segment materiality thresholds) in the All Other category, along with certain corporate and other activities. This reflects the way our Chief Executive Officer is currently managing and evaluating these businesses individually and is aligned with materiality considerations consistent with current accounting guidance.
As a result of the change described above, we now have one reportable segment, Mortgage Insurance, which derives its revenue from mortgage insurance and other mortgage and risk services, including contract underwriting solutions provided to mortgage lending institutions and mortgage credit investors. In addition to this reportable segment, in All Other we report activities that include: (i) income (losses) from assets held by Radian Group, our holding company; (ii) related general corporate operating expenses not attributable or allocated to our reportable segment; and (iii) the operating results from certain other immaterial activities and operating segments, including our Mortgage Conduit, Title, Real Estate Services and Real Estate Technology businesses. We have reflected this change in our segment operating results for all periods presented, as shown below.
We allocate corporate operating expenses to our Mortgage Insurance business and our immaterial operating businesses included in All Other based primarily on their respective forecasted annual percentage of total revenue, which approximates the estimated percentage of management time spent on each business. In addition, we allocate all corporate interest expense to our Mortgage Insurance segment, due to the capital-intensive nature of our mortgage insurance business. We do not manage assets by operating segments.
See Note 1 for additional details about our Mortgage Insurance business.
Adjusted Pretax Operating Income (Loss)
Our senior management, including our Chief Executive Officer, uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of Radian’s businesses and to allocate resources to them.
Adjusted pretax operating income (loss) is defined as pretax income (loss) excluding the effects of: (i) net gains (losses) on investments and other financial instruments, except for certain investments and other financial instruments attributable to

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
our reportable segment or All Other activities; (ii) amortization and impairment of goodwill and other acquired intangible assets; and (iii) impairment of other long-lived assets and other non-operating items, if any, such as gains (losses) from the sale of lines of business, acquisition-related income (expenses) and gains (losses) on extinguishment of debt. See Note 4 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for detailed information regarding items excluded from adjusted pretax operating income (loss), including the reasons for their treatment.
Although adjusted pretax operating income (loss) excludes certain items that have occurred in the past and are expected to occur in the future, the excluded items represent those that are: (i) not viewed as part of the operating performance of our primary activities or (ii) not expected to result in an economic impact equal to the amount reflected in pretax income (loss).
The reconciliation of adjusted pretax operating income (loss) for our reportable segment to consolidated pretax income is as follows.

Reconciliation of adjusted pretax operating income (loss) to consolidated pretax income

	Three Months Ended March 31,
(In thousands)	2024	2023
Mortgage Insurance adjusted pretax operating income (1)	$209,850	$214,699
Reconciling items
All Other adjusted pretax operating income (loss)	(7,033)	(14,836)
Net gains (losses) on investments and other financial instruments (2)	107	5,505
Amortization and impairment of goodwill and other acquired intangible assets	—	(1,371)
Impairment of other long-lived assets and other non-operating items (3)	(4,275)	14
Consolidated pretax income	$198,649	$204,011
(1)Includes allocated corporate operating expenses and depreciation expense as follows.

	Three Months Ended March 31,
(In thousands)	2024	2023
Mortgage Insurance
Allocated corporate operating expenses (a)	$34,509	$34,829
Direct depreciation expense	1,923	2,124
(a)Includes immaterial allocated depreciation expense for the three months ended March 31, 2024 and 2023.
(2)Excludes certain net gains (losses), if any, on investments and other financial instruments that are attributable to specific operating segments and therefore included in adjusted pretax operating income (loss).
(3)The non-operating loss for the three months ended March 31, 2024, primarily relates to a loss on extinguishment of debt. See Note 12 for more information.
Revenues
The reconciliation of revenues for our reportable segment to consolidated revenues is as follows.

Reconciliation of reportable segment revenues to total revenues

	Three Months Ended March 31,
(In thousands)	2024	2023
Mortgage Insurance revenues	$285,023	$279,366
Reconciling items
All Other (1)	34,406	25,076
Net gains (losses) on investments and other financial instruments	107	5,505
Elimination of inter-segment revenues	(118)	(95)
Total revenues	$319,418	$309,852
(1)Includes immaterial inter-segment revenues for the three months ended March 31, 2024 and 2023.

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
The table below, which represents total services revenue in our condensed consolidated statements of operations for the periods indicated, provides the disaggregation of services revenue by revenue type.

Services revenue

	Three Months Ended March 31,
(In thousands)	2024	2023
Mortgage Insurance
Contract underwriting services	$210	$336
All Other
Real Estate Services
Valuation	4,475	2,881
Single family rental	2,360	2,435
Asset management technology platform	1,200	1,166
Real estate owned asset management	1,149	912
Other real estate services	9	1
Title	2,573	2,554
Real Estate Technology	612	699
Total services revenue	$12,588	$10,984
Revenue recognized related to services made available to customers and billed is reflected in accounts and notes receivable. Accounts and notes receivable include $7 million and $5 million as of March 31, 2024, and December 31, 2023, respectively, related to services revenue contracts. See Note 2 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for information regarding our accounting policies and the services we offer.
5. Fair Value of Financial Instruments
For discussion of our valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 of Notes to Consolidated Financial Statements in our 2023 Form 10-K.
The following tables include a list of assets and liabilities that are measured at fair value by hierarchy level as of the dates indicated.

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Assets and liabilities carried at fair value by hierarchy level

	March 31, 2024
(In thousands)	Level I	Level II	Level III	Total
Investments
Fixed-maturities available for sale
U.S. government and agency securities	$128,295	$9,563	$—	$137,858
State and municipal obligations	—	156,765	—	156,765
Corporate bonds and notes	—	2,503,736	—	2,503,736
RMBS	—	1,049,473	—	1,049,473
CMBS	—	523,580	—	523,580
CLO	—	471,610	—	471,610
Other ABS	—	318,601	—	318,601
Mortgage insurance-linked notes (1)	—	47,402	—	47,402
Total fixed-maturities available for sale	128,295	5,080,730	—	5,209,025

Trading securities
State and municipal obligations	—	68,457	—	68,457
Corporate bonds and notes	—	24,335	—	24,335
RMBS	—	5,665	—	5,665
CMBS	—	4,799	—	4,799
Total trading securities	—	103,256	—	103,256

Equity securities	148,297	4,608	2,500	155,405

Mortgage loans held for sale (2)	—	147,034	—	147,034

Other invested assets (3) (4)	—	—	7,196	7,196

Short-term investments
State and municipal obligations	—	2,600	—	2,600
Money market instruments	434,652	—	—	434,652
Corporate bonds and notes	—	119,715	—	119,715
Other ABS	—	9,500	—	9,500
Other investments (5)	—	137,078	—	137,078
Total short-term investments	434,652	268,893	—	703,545

Total investments at fair value (4)	711,244	5,604,521	9,696	6,325,461

Other
Derivative assets (6)	—	954	—	954
Mortgage servicing rights	—	—	345	345
Loaned securities (7)
Corporate bonds and notes	—	106,237	—	106,237
Equity securities	13,600	—	—	13,600
Total assets at fair value (4)	$724,844	$5,711,712	$10,041	$6,446,597

Liabilities
Derivative liabilities (6)	$—	$397	$865	$1,262
Total liabilities at fair value	$—	$397	$865	$1,262
(1)Includes mortgage insurance-linked notes purchased by Radian Group in connection with the XOL Program. See Note 8 for more information.
(2)See Note 7 for more information about our mortgage loans held for sale.
(3)Consists primarily of interests in private debt and equity investments.

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
(4)Does not include other invested assets of $2 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient.
(5)Comprises short-term certificates of deposit and commercial paper.
(6)Level III derivative assets and liabilities consist of embedded derivatives related to our XOL Program, which are classified as other assets on our condensed consolidated balance sheets. See Note 8 for more information.
(7)Securities loaned to third-party borrowers under securities lending agreements are classified as other assets on our condensed consolidated balance sheets. See Note 6 for more information on our securities lending agreements.

Assets and liabilities carried at fair value by hierarchy level
	December 31, 2023
(In thousands)	Level I	Level II	Level III	Total
Investments
Fixed-maturities available for sale
U.S. government and agency securities	$124,734	$9,859	$—	$134,593
State and municipal obligations	—	142,785	—	142,785
Corporate bonds and notes	—	2,511,905	—	2,511,905
RMBS	—	1,014,071	—	1,014,071
CMBS	—	558,383	—	558,383
CLO	—	487,849	—	487,849
Other ABS	—	284,559	—	284,559
Foreign government and agency securities	—	5,087	—	5,087
Mortgage insurance-linked notes (1)	—	48,996	—	48,996
Total fixed-maturities available for sale	124,734	5,063,494	—	5,188,228

Trading securities
State and municipal obligations	—	70,844	—	70,844
Corporate bonds and notes	—	24,913	—	24,913
RMBS	—	5,930	—	5,930
CMBS	—	4,736	—	4,736
Total trading securities	—	106,423	—	106,423

Equity securities	81,170	5,387	2,500	89,057

Mortgage loans held for sale (2)	—	32,755	—	32,755

Other invested assets (3) (4)	—	—	7,196	7,196

Short-term investments
State and municipal obligations	—	2,700	—	2,700
Money market instruments	368,433	—	—	368,433
Corporate bonds and notes	—	150,930	—	150,930
CMBS	—	1,347	—	1,347
Other ABS	—	1,158	—	1,158
Other investments (5)	—	135,998	—	135,998
Total short-term investments	368,433	292,133	—	660,566

Total investments at fair value (4)	574,337	5,500,192	9,696	6,084,225

Other
Derivative assets (6)	—	1,912	1	1,913
Loaned securities (7)
U.S. government and agency securities	9,803	—	—	9,803
Corporate bonds and notes	—	117,992	—	117,992
Equity securities	75,898	—	—	75,898
Total assets at fair value (4)	$660,038	$5,620,096	$9,697	$6,289,831

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Assets and liabilities carried at fair value by hierarchy level
	December 31, 2023
(In thousands)	Level I	Level II	Level III	Total

Liabilities
Derivative liabilities (6)	$—	$817	$692	$1,509
Total liabilities at fair value	$—	$817	$692	$1,509
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
(3)Consists primarily of interests in private debt and equity investments.
(4)Does not include other invested assets of $1 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient.
(5)Comprises short-term certificates of deposit and commercial paper.
(6)Level III derivative assets and liabilities consist of embedded derivatives related to our XOL Program, which are classified as other assets and liabilities in our consolidated balance sheets. See Note 8 for more information.
(7)Securities loaned to third-party borrowers under securities lending agreements are classified as other assets in our consolidated balance sheets. See Note 6 for more information.
Activity related to Level III assets and liabilities (including realized and unrealized gains and losses, purchases, sales, issuances, settlements and transfers) was immaterial for the three months ended March 31, 2024 and 2023.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets were as follows as of the dates indicated.

Financial instruments not carried at fair value

	March 31, 2024		December 31, 2023
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Company-owned life insurance	$108,226	$108,226	$106,417	$106,417
Senior notes	1,512,860	1,520,523	1,417,781	1,406,118
Secured borrowings
FHLB advances	$79,281	$79,303	$95,277	$95,348
Mortgage loan financing facilities	128,320	128,320	24,199	24,199
Total secured borrowings	$207,601	$207,623	$119,476	$119,547
The fair value of our company-owned life insurance is estimated based on the cash surrender value less applicable surrender charges. These assets are categorized in Level II of the fair value hierarchy. See Note 9 for further information on our company-owned life insurance.
The fair value of our senior notes is estimated based on quoted market prices. The fair value of our secured borrowings is estimated based on current market rates and contractual cash flows including, for FHLB advances, any fees that may be required to be paid to the FHLB. These liabilities are categorized in Level II of the fair value hierarchy. See Note 12 for further information about our senior notes and secured borrowings.

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
6. Investments
Available for Sale Securities
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated.

Available for sale securities

	March 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Fixed-maturities available for sale
U.S. government and agency securities	$167,869	$—	$(30,011)		$137,858
State and municipal obligations	172,084	218	(15,537)		156,765
Corporate bonds and notes	2,886,238	7,042	(283,575)		2,609,705
RMBS	1,138,990	8,842	(98,359)		1,049,473
CMBS	565,949	55	(42,424)		523,580
CLO	475,769	188	(4,347)		471,610
Other ABS	321,559	1,084	(4,042)		318,601
Mortgage insurance-linked notes (1)	45,864	1,538	—		47,402
Total securities available for sale, including loaned securities	5,774,322	$18,967	$(478,295)	(2)	5,314,994
Less: loaned securities (3)	116,514				105,969
Total fixed-maturities available for sale	$5,657,808				$5,209,025

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Fixed-maturities available for sale
U.S. government and agency securities	$171,194	$93	$(26,891)		$144,396
State and municipal obligations	158,539	283	(16,037)		142,785
Corporate bonds and notes	2,876,175	12,286	(259,177)		2,629,284
RMBS	1,089,919	8,250	(84,098)		1,014,071
CMBS	605,029	51	(46,697)		558,383
CLO	494,339	63	(6,553)		487,849
Other ABS	286,988	1,608	(4,037)		284,559
Foreign government and agency securities	5,128	—	(41)		5,087
Mortgage insurance-linked notes (1)	47,456	1,540	—		48,996
Total securities available for sale, including loaned securities	5,734,767	$24,174	$(443,531)	(2)	5,315,410
Less: loaned securities (3)	135,656				127,182
Total fixed-maturities available for sale	$5,599,111				$5,188,228
(1)Includes mortgage insurance-linked notes purchased by Radian Group in connection with the XOL Program. See Note 8 for more information.
(2)See “Gross Unrealized Losses and Related Fair Value of Available for Sale Securities” below for additional details.
(3)Included in other assets on our condensed consolidated balance sheets. See “Loaned Securities” below for a discussion of our securities lending agreements.
Gross Unrealized Losses and Related Fair Value of Available for Sale Securities
For securities deemed “available for sale” that are in an unrealized loss position and for which an allowance for credit loss has not been established, the following tables show the gross unrealized losses and fair value, aggregated by investment

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of March 31, 2024, and December 31, 2023, are loaned securities that are classified as other assets on our condensed consolidated balance sheets, as further described below.

Unrealized losses on fixed-maturities available for sale by category and length of time

	March 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$21,017	$(1,915)	$107,278	$(28,096)	$128,295	$(30,011)
State and municipal obligations	24,066	(720)	99,220	(14,817)	123,286	(15,537)
Corporate bonds and notes	318,330	(4,319)	1,942,216	(279,256)	2,260,546	(283,575)
RMBS	129,902	(3,132)	635,067	(95,227)	764,969	(98,359)
CMBS	612	(1)	513,908	(42,423)	514,520	(42,424)
CLO	164,220	(398)	148,248	(3,949)	312,468	(4,347)
Other ABS	84,720	(730)	59,057	(3,312)	143,777	(4,042)
Total	$742,867	$(11,215)	$3,504,994	$(467,080)	$4,247,861	$(478,295)

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$15,650	$(938)	$113,678	$(25,953)	$129,328	$(26,891)
State and municipal obligations	17,154	(551)	104,949	(15,486)	122,103	(16,037)
Corporate bonds and notes	161,924	(1,261)	2,055,113	(257,916)	2,217,037	(259,177)
RMBS	113,506	(1,439)	653,955	(82,659)	767,461	(84,098)
CMBS	8,558	(31)	546,104	(46,666)	554,662	(46,697)
CLO	15,083	(25)	438,294	(6,528)	453,377	(6,553)
Other ABS	49,513	(322)	64,078	(3,715)	113,591	(4,037)
Foreign government and agency securities	—	—	5,087	(41)	5,087	(41)
Total	$381,388	$(4,567)	$3,981,258	$(438,964)	$4,362,646	$(443,531)
There were 1,041 and 1,063 securities in an unrealized loss position at March 31, 2024, and December 31, 2023, respectively. We determined that these unrealized losses were due to non-credit factors and that, as of March 31, 2024, we did not expect to realize a loss for our investments in an unrealized loss position given our intent and ability to hold these investment securities until recovery of their amortized cost basis. See Note 2 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for information regarding our accounting policy for impairments of investments.
Loaned Securities
We participate in a securities lending program whereby we loan certain securities in our investment portfolio to third-party borrowers for short periods of time. Under this program, we had loaned $120 million and $204 million of our investment securities to third parties as of March 31, 2024, and December 31, 2023, respectively, including both fixed-maturities and equity securities. Although we report such securities at fair value within other assets on our condensed consolidated balance sheets, rather than within investments, the detailed information we provide in this Note 6 includes these securities.
All of our securities lending agreements are classified as overnight and revolving. Securities collateral on deposit with us from third-party borrowers totaling $34 million and $61 million as of March 31, 2024, and December 31, 2023, respectively, may not be transferred or re-pledged unless the third-party borrower is in default, and is therefore not reflected in our condensed consolidated financial statements.
See Note 5 herein for additional detail on the loaned securities and see Note 6 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for additional information about our accounting policies with respect to our securities lending agreements and the collateral requirements thereunder.

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Net Investment Income
Net investment income consisted of the following.

Net investment income

	Three Months Ended March 31,
(In thousands)	2024	2023
Investment income
Fixed-maturities	$57,259	$52,948
Equity securities	2,539	2,932
Mortgage loans held for sale (1)	1,793	194
Short-term investments	8,958	3,588
Other (2)	1,597	1,075
Gross investment income	72,146	60,737
Investment expenses (2)	(2,925)	(2,284)
Net investment income	$69,221	$58,453
(1)See Note 7 for additional information on our mortgage loans held for sale.
(2)Includes the impact from our securities lending activities. Investment expenses also include other investment management expenses.
Net Gains (Losses) on Investments and Other Financial Instruments
Net gains (losses) on investments and other financial instruments consisted of the following.

Net gains (losses) on investments and other financial instruments

	Three Months Ended March 31,
(In thousands)	2024	2023
Net realized gains (losses) on investments sold or redeemed (1)
Fixed-maturities available for sale
Gross realized gains	$52	$78
Gross realized losses	(3,735)	(5,310)
Fixed-maturities available for sale, net	(3,683)	(5,232)
Trading securities	—	(302)
Other investments	1	28
Net realized gains (losses) on investments sold or redeemed (1)	(3,682)	(5,506)
Change in unrealized gains (losses) on investments sold or redeemed (1)	7	439

Net unrealized gains (losses) on investments still held (1)
Trading securities	(1,977)	2,078
Equity securities	4,074	3,444
Other investments	(93)	(37)
Net unrealized gains (losses) on investments still held (1)	2,004	5,485
Total net gains (losses) on investments (1)	(1,671)	418
Net gains (losses) on mortgage loans held for sale (Note 7) (2)	384	80
Net gains (losses) on other financial instruments (1) (3)	1,777	5,087
Net gains (losses) on investments and other financial instruments	$490	$5,585
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
The contractual maturities of fixed-maturities available for sale were as follows.

Contractual maturities of fixed-maturities available for sale

	March 31, 2024
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$107,336	$105,965
Due after one year through five years (1)	1,243,833	1,187,261
Due after five years through 10 years (1)	994,198	907,708
Due after 10 years (1)	880,824	703,394
Asset-backed and mortgage-backed securities (2)	2,548,131	2,410,666
Total	5,774,322	5,314,994
Less: loaned securities	116,514	105,969
Total fixed-maturities available for sale	$5,657,808	$5,209,025
(1)Actual maturities may differ as a result of calls before scheduled maturity.
(2)Includes RMBS, CMBS, CLO, Other ABS and mortgage insurance-linked notes, which are not due at a single maturity date.
Other
Our fixed-maturities available for sale include securities totaling $14 million at both March 31, 2024, and December 31, 2023, that are on deposit and serving as collateral with various state regulatory authorities. Our fixed-maturities available for sale also include securities serving as collateral for our FHLB advances. See Note 12 for additional information about our FHLB advances.
7. Mortgage Loans Held for Sale
The carrying value of mortgage loans held for sale owned by Radian Mortgage Capital totaled $147 million and $33 million at March 31, 2024, and December 31, 2023, respectively, and is based on fair value. The estimated fair value of our mortgage loans held for sale is subject to changes in mortgage interest rates from the date we agree to purchase the mortgage loan through the date we agree to sell the mortgage loan. We elected the fair value option for our mortgage loans held for sale to mitigate income statement volatility and allow for consistent treatment of both loans and any associated hedges or derivatives. Net gains (losses) associated with our mortgage loans held for sale and any related hedges are included in net gains (losses) on investments and other financial instruments in our condensed consolidated statements of operations.
As of March 31, 2024, our mortgage loans held for sale consisted of 217 mortgage loans with a total unpaid principal balance of $145 million, related to properties in 37 states and the District of Columbia. As of March 31, 2024, none of these loans were greater than ninety days delinquent or in nonaccrual status. Interest earned on mortgage loans held for sale is included in net investment income in our condensed consolidated statements of operations.
Further, as of March 31, 2024, the Company had commitments to purchase and fund additional mortgage loans with a total unpaid principal balance of $277 million. Prior to the settlement and funding of these loan purchases, any unrealized net gains (losses) related to these commitments are recorded as derivative assets or liabilities on our consolidated balance sheets.

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
The following table reflects the outstanding derivative instruments related to our mortgage loan activity as of the dates indicated.

Derivative instruments

	March 31, 2024			December 31, 2023
	Notional (1)	Fair Value		Notional (1)	Fair Value
(In thousands)		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Forward mortgage loan purchase commitments	$277,339	$435	$—	$83,962	$708	$—
Hedging instruments (2)
Forward RMBS purchase contracts	$238,350	$20	$397	$51,100	$715	$817
Interest rate swap futures contracts (3)	22,500	499	—	7,300	489	—
(1)Notional amounts provide an indication of the volume of the Company’s derivative capacity.
(2)All of the derivatives used for hedging purposes are interest rate derivatives subject to master netting agreements and are considered economic hedges.
(3)Derivative assets include cash collateral receivables of $357 thousand and $720 thousand as of March 31, 2024, and December 31, 2023, respectively.
Included in our net gains (losses) on investments and other financial instruments in our condensed consolidated statements of operations are net gains (losses) related to our mortgage loans and related hedging activities, which consisted of the following.

Net gains (losses) on mortgage loans held for sale

	Three Months Ended March 31,
(In thousands)	2024	2023
Net realized gains (losses)
Mortgage loans	$63	$—
Mortgage loan hedging activities	(783)	(116)
Total realized gains (losses)	(720)	(116)

Mortgage loan servicing rights resulting from loan sales	310	—

Change in unrealized gains (losses) on mortgage loans and related derivatives sold or redeemed	(49)	33

Unrealized gains (losses) on mortgage loans and related derivatives still held
Mortgage loans (1)	1,078	192
Mortgage loan hedging activities	(235)	(29)
Total net unrealized gains (losses)	843	163
Net gains (losses) on mortgage loans held for sale	$384	$80
(1)Includes net gains (losses) on mortgage loan commitments accounted for as derivatives prior to settlement.
We primarily fund the purchases of our mortgage loans held for sale with amounts borrowed under our mortgage loan financing facilities. Expenses related to these facilities are included in interest expense in our condensed consolidated statements of operations. See Note 12 for additional information on these facilities and their related terms and covenants.
Net investment income earned on our mortgage loans held for sale and interest expense incurred on our mortgage loan financing facilities consisted of the following.

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Net interest margin on mortgage loans held for sale

	Three Months Ended March 31,
(In thousands)	2024	2023
Interest income	$1,793	$194
Interest expense	1,438	77
Net interest margin on mortgage loans held for sale	$355	$117
In addition to the debt covenants under its financing facilities, Radian Mortgage Capital is also subject to certain requirements established by state and other regulators and loan purchasers, including Freddie Mac, such as certain minimum net worth and capital requirements. The most restrictive of these financial requirements requires Radian Mortgage Capital to maintain a minimum tangible net worth of $3 million. To the extent these requirements are not met, these parties may exercise certain remedies, which may include, as applicable, prohibiting Radian Mortgage Capital from purchasing, selling, or servicing loans. As of March 31, 2024, Radian Mortgage Capital was in compliance with all such requirements.
8. Reinsurance
In our mortgage insurance and title insurance businesses, we use reinsurance as part of our risk distribution strategy, including to manage our capital position and risk profile. The reinsurance arrangements for our mortgage insurance business include premiums ceded under the QSR Program and the XOL Program. The amount of credit that we receive under the PMIERs financial requirements for our third-party reinsurance transactions is subject to approval and regular review by the GSEs.
The effect of all of our reinsurance programs on our net income is as follows.

Reinsurance impacts on net premiums written and earned

	Net Premiums Written		Net Premiums Earned
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Direct
Mortgage insurance	$250,435	$242,784	$260,707	$256,527
Title insurance	1,948	1,888	1,948	1,888
Total direct	252,383	244,672	262,655	258,415
Ceded
Mortgage insurance (1)	(18,558)	(13,364)	(26,708)	(25,077)
Title insurance	(90)	(100)	(90)	(100)
Total ceded (1)	(18,648)	(13,464)	(26,798)	(25,177)
Total net premiums	$233,735	$231,208	$235,857	$233,238
(1)Net of profit commission, which is impacted by the level of ceded losses recoverable, if any, on reinsurance transactions. See Note 11 for additional information on our reserve for losses and reinsurance recoverable.

Other reinsurance impacts

	Three Months Ended March 31,
(In thousands)	2024	2023
Ceding commissions earned (1)	$6,113	$5,251
Ceded losses (2)	2,195	(1,166)
(1)Ceding commissions earned are related to mortgage insurance and are included as an offset to expenses primarily in other operating expenses in our condensed consolidated statements of operations. Deferred ceding commissions of $18 million and $20 million are included in other liabilities on our condensed consolidated balance sheets at March 31, 2024, and December 31, 2023, respectively.
(2)Ceded losses are primarily related to mortgage insurance.

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
QSR Program
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
As of January 1, 2022, Radian Guaranty is no longer ceding NIW under the Single Premium QSR Program.
The following table sets forth additional details regarding the QSR Program, with RIF ceded as of the dates indicated.

QSR Program (1)

	2023 QSR Agreement	2022 QSR Agreement	2020 Single Premium QSR Agreement	2018 Single Premium QSR Agreement	2016 Single Premium QSR Agreement
NIW policy dates	Jul 1, 2023- Jun 30, 2024	Jan 1, 2022- Jun 30, 2023	Jan 1, 2020- Dec 31, 2021	Jan 1, 2018- Dec 31, 2019	Jan 1, 2012- Dec 31, 2017
Effective date	Jul 1, 2023	Jul 1, 2022	Jan 1, 2020	Jan 1, 2018	Jan 1, 2016
Scheduled termination date	Jun 30, 2034	Jun 30, 2033	Dec 31, 2031	Dec 31, 2029	Dec 31, 2027
Optional termination date (2)	Jul 1, 2027	Jul 1, 2026	Jan 1, 2024	Jan 1, 2022	Jan 1, 2020
Quota share %	22.5%	20%	65%	65%	18% - 57%
Ceding commission %	20%	20%	25%	25%	25%
Profit commission %	Up to 55%	Up to 59%	Up to 56%	Up to 56%	Up to 55%

(In millions)	March 31, 2024
RIF ceded	$1,987	$4,378	$1,729	$716	$952

(In millions)	December 31, 2023
RIF ceded	$1,366	$4,454	$1,783	$739	$982
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

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
XOL Program
Mortgage Insurance-linked Notes
Radian Guaranty has entered into fully collateralized reinsurance arrangements with the Eagle Re Issuers, as described below. For the respective coverage periods, Radian Guaranty retains the first-loss layer of aggregate losses, as well as any losses in excess of the outstanding reinsurance coverage amounts. The Eagle Re Issuers provide second layer coverage up to the outstanding coverage amounts. For each of these reinsurance arrangements, the Eagle Re Issuers financed their coverage by issuing mortgage insurance-linked notes to eligible capital markets investors in unregistered private offerings.
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
Any remaining mortgage insurance-linked notes issued by Eagle Re 2020-1 Ltd. were paid in full in March 2024, with no material impact to the Company. As a result, as of March 31, 2024, Eagle Re 2020-1 Ltd. is no longer providing reinsurance coverage to Radian Guaranty.
Traditional Reinsurance
For the respective coverage periods under traditional XOL reinsurance agreements, Radian Guaranty retains the first-loss layer of aggregate losses, as well as any losses in excess of the outstanding reinsurance coverage amounts. The reinsurers provide second layer coverage up to the outstanding coverage amounts.
The 2023 XOL Agreement is scheduled to terminate September 30, 2033. Radian Guaranty has the option, based upon certain conditions, to terminate the agreement as of September 30, 2028, or at the end of any calendar quarter thereafter, which would result in Radian Guaranty reassuming the related RIF. In the event Radian Guaranty does not exercise its right to terminate the agreement on September 30, 2028, the monthly premium rate will increase from the original monthly premium.

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
The following tables set forth additional details regarding the XOL Program, with RIF, remaining coverage and first layer retention as of the dates indicated.

XOL Program

	Mortgage Insurance-linked Notes (1)			Traditional Reinsurance
(In millions)	Eagle Re 2023-1 Ltd.	Eagle Re 2021-2 Ltd.	Eagle Re 2021-1 Ltd. (2)	2023 XOL Agreement
Issued	October 2023	November 2021	April 2021	October 2023
NIW policy dates	Apr 1, 2022- Dec 31, 2022	Jan 1, 2021- Jul 31, 2021	Aug 1, 2020- Dec 31, 2020	Oct 1, 2021- Mar 31, 2022
Initial RIF	$8,782	$10,758	$11,061	$8,002
Initial coverage	353	484	498	246
Initial first layer retention	287	242	221	240

(In millions)	March 31, 2024
RIF	$8,525	$7,309	$5,922	$7,581
Remaining coverage	353	328	227	204
First layer retention	287	242	221	240

(In millions)	December 31, 2023
RIF	$8,659	$7,651	$6,227	$7,814
Remaining coverage	353	355	250	226
First layer retention	287	242	221	240
(1)Excludes Eagle Re 2020-1 Ltd., which as further discussed above, was terminated in March 2024.
(2)Radian Group purchased $45 million of Eagle Re 2021-1 Ltd. outstanding principal amounts of the respective mortgage insurance-linked notes issued in connection with that reinsurance transaction. On our condensed consolidated balance sheet at March 31, 2024, these notes are included either in fixed-maturities available for sale or, if included in our securities lending program, in other assets. See Notes 5 and 6 for additional information.
The Eagle Re Issuers are not subsidiaries or affiliates of Radian Guaranty. Based on the accounting guidance that addresses VIEs, we have not consolidated any of the assets and liabilities of the Eagle Re Issuers in our financial statements, because Radian does not have: (i) the power to direct the activities that most significantly affect the Eagle Re Issuers’ economic performances or (ii) the obligation to absorb losses or the right to receive benefits from the Eagle Re Issuers that potentially could be significant to the Eagle Re Issuers. See Note 2 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for more information on our accounting treatment of VIEs.
SOFR is the effective benchmark rate for all of our reinsurance agreements with the Eagle Re Issuers as of March 31, 2024. The reinsurance premium due to the Eagle Re Issuers is calculated by multiplying the outstanding reinsurance coverage amount at the beginning of a period by a coupon rate, which is the sum of SOFR, plus a contractual risk margin, and then subtracting actual investment income collected on the assets in the reinsurance trust during the preceding month. As a result, the premiums we pay will vary based on: (i) the spread between SOFR and the rates on the investments held by the reinsurance trust and (ii) the outstanding amount of reinsurance coverage.
As the reinsurance premium will vary based on changes in these rates, we concluded that the reinsurance agreements contain embedded derivatives, which we have accounted for separately as freestanding derivatives and recorded in other assets or other liabilities on our condensed consolidated balance sheets. Changes in the fair value of these embedded derivatives are recorded in net gains (losses) on investments and other financial instruments in our condensed consolidated statements of operations. See Note 5 herein and Note 5 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for more information on our fair value measurements of financial instruments, including our embedded derivatives.
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

Total VIE assets and liabilities of Eagle Re Issuers (1)

(In thousands)	March 31, 2024	December 31, 2023
Eagle Re 2023-1 Ltd.	$353,077	$353,077
Eagle Re 2021-2 Ltd.	328,326	354,947
Eagle Re 2021-1 Ltd.	227,212	250,268
Eagle Re 2020-1 Ltd.	—	6,617
Total	$908,615	$964,909
(1)Assets held by the Eagle Re Issuers are required to be invested in U.S. government money market funds, cash or U.S. Treasury securities. Liabilities of the Eagle Re Issuers consist of their mortgage insurance-linked notes, as described above. Assets and liabilities are equal to each other for each of the Eagle Re Issuers.
Other Collateral
Although we use reinsurance as one of our risk management tools, reinsurance does not relieve us of our obligations to our policyholders. In the event the reinsurers are unable to meet their obligations to us, our insurance subsidiaries would be liable for any defaulted amounts. However, consistent with the PMIERs reinsurer counterparty collateral requirements, the third-party reinsurers to Radian Guaranty have established trusts to help secure our potential cash recoveries. In addition to the total VIE assets of the Eagle Re Issuers discussed above, the amount held in reinsurance trusts was $281 million as of March 31, 2024, compared to $274 million as of December 31, 2023.
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
See Note 8 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for more information about our reinsurance transactions.
9. Other Assets
The following table shows the components of other assets as of the dates indicated.

Other assets

(In thousands)	March 31, 2024	December 31, 2023
Loaned securities (Notes 5 and 6)	$119,837	$203,693
Company-owned life insurance (1)	108,226	106,417
Prepaid reinsurance premiums (2)	92,293	100,443
Right-of-use assets	15,150	16,292
Other	34,438	32,960
Total other assets	$369,944	$459,805
(1)We are the beneficiary of insurance policies on the lives of certain of our current and past officers and employees. The balances reported in other assets reflect the amounts that could be realized upon surrender of the insurance policies as of each respective date.
(2)Relates primarily to our Single Premium QSR Program.
See Note 9 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for more information about our right-of-use assets and related impairment analysis.

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
As of both March 31, 2024, and December 31, 2023, our current federal income tax liability was $21 million, which primarily relates to applying the accounting standard for uncertainty in income taxes, and is included as a component of other liabilities on our condensed consolidated balance sheets.
As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Internal Revenue Code Section 832(e) for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that, in conjunction with quarterly federal tax payment due dates, we purchase non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. As of both March 31, 2024, and December 31, 2023, we held $750 million of these bonds, which are included as prepaid federal income taxes on our condensed consolidated balance sheets. The corresponding deduction of our statutory contingency reserves resulted in the recognition of a net deferred tax liability.
For additional information on our income taxes, including our accounting policies, see Notes 2 and 10 of Notes to Consolidated Financial Statements in our 2023 Form 10-K.
11. Losses and LAE
Our reserve for losses and LAE consisted of the following as of the dates indicated.

Reserve for losses and LAE

(In thousands)	March 31, 2024	December 31, 2023
Primary case	$336,929	$344,235
Primary IBNR and LAE	11,956	12,177
Pool and other	7,788	8,511
Mortgage insurance	356,673	364,923
Title insurance	5,160	5,225
Total reserve for losses and LAE	$361,833	$370,148
Provision for losses consisted of the following.

Provision for losses

	Three Months Ended March 31,
(In thousands)	2024	2023
Mortgage insurance	$(6,886)	$(16,864)
Title insurance	(148)	(65)
Total provision for losses	$(7,034)	$(16,929)
For the periods indicated, the following table presents information relating to our mortgage insurance reserve for losses, including our IBNR reserve and LAE.

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Rollforward of mortgage insurance reserve for losses

	Three Months Ended March 31,
(In thousands)	2024	2023
Balance at beginning of period	$364,923	$420,955
Less: Reinsurance recoverables (1)	25,074	24,727
Balance at beginning of period, net of reinsurance recoverables	339,849	396,228
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	53,688	50,579
Prior years	(60,574)	(67,443)
Total incurred	(6,886)	(16,864)
Deduct: Paid claims and LAE related to:
Current year (2)	—	32
Prior years	3,387	2,983
Total paid	3,387	3,015
Balance at end of period, net of reinsurance recoverables	329,576	376,349
Add: Reinsurance recoverables (1)	27,097	23,501
Balance at end of period	$356,673	$399,850
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
Reserve Activity
Incurred Losses
Total incurred losses are driven by: (i) case reserves established for new default notices, which are primarily impacted by both the number of new primary default notices received in the period and our related gross Default to Claim Rate and Claim Severity assumptions applied to those new defaults and (ii) reserve developments on prior period defaults, which are primarily impacted by changes to our prior Default to Claim Rate and Claim Severity assumptions applied to these loans.
New primary default notices totaled 11,756 for the three months ended March 31, 2024, compared to 10,624 for the three months ended March 31, 2023, representing an increase of 11%. We believe this increase in new primary defaults is mainly due to the natural seasoning of our insured portfolio given the increase in our IIF in recent years and not the result of deteriorating credit performance of the insured portfolio.
Our gross Default to Claim Rate assumption applied to new defaults was 8.0% as of both March 31, 2024, and March 31, 2023, based on our review of trends in Cures and claims paid for our default inventory and taking into consideration the risks and uncertainties associated with the current economic environment.
Our provision for losses during both the first three months of 2024 and 2023 was positively impacted by favorable reserve development on prior year defaults, primarily as a result of more favorable trends in Cures than originally estimated. These Cures have been due primarily to favorable outcomes resulting from positive trends in home price appreciation, which has also contributed to a higher rate of claims that result in no ultimate loss to us and that are withdrawn by servicers as a result. These favorable observed trends for prior year default notices resulted in reductions in our Default to Claim Rate and other reserve assumptions in both 2024 and 2023, including most notably our Claim Severity assumptions in 2024. As the remaining number of defaults has continued to decline, the magnitude of the impact to our provision for losses from reserve development on prior year defaults has declined as well.
Claims Paid
Total claims paid were materially unchanged for the three months ended March 31, 2024, compared to the same period in 2023.
For additional information about our Reserve for Losses and LAE, including our accounting policies, see Notes 2 and 11 of Notes to Consolidated Financial Statements in our 2023 Form 10-K.

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
12. Borrowings and Financing Activities
The carrying value of our debt as of the dates indicated was as follows.

Borrowings

($ in thousands)	Interest rate	March 31, 2024	December 31, 2023
Senior notes
Senior Notes due 2024	4.500%	$449,354	$449,037
Senior Notes due 2025	6.625%	—	522,343
Senior Notes due 2027	4.875%	446,661	446,401
Senior Notes due 2029	6.200%	616,845	—
Total senior notes		$1,512,860	$1,417,781

($ in thousands)	Average interest rate (1)	March 31, 2024	December 31, 2023
Secured borrowings
FHLB advances
FHLB advances due 2024 (2)	4.730%	$56,875	$72,871
FHLB advances due 2025	2.340%	12,684	12,684
FHLB advances due 2026	4.469%	1,835	1,835
FHLB advances due 2027	2.562%	7,887	7,887
Total FHLB advances		79,281	95,277
Mortgage loan financing facilities	7.097%	128,320	24,199
Total secured borrowings		$207,601	$119,476
(1)As of March 31, 2024. See “FHLB Advances” and “Mortgage Loan Financing Facilities” below for more information.
(2)Includes $13 million of floating-rate advances with a weighted average interest rate of 5.532% and 5.602% as of March 31, 2024, and December 31, 2023, respectively, which resets daily based on changes in SOFR.
Interest expense consisted of the following.

Interest expense

	Three Months Ended March 31,
	2024	2023
Senior notes	$22,128	$20,288
Loss on extinguishment of debt	4,275	—
Mortgage loan financing facilities	1,438	77
FHLB advances	945	745
Revolving credit facility	260	311
Other	—	18
Total interest expense	$29,046	$21,439
Senior Notes
Senior Notes due 2029. In March 2024, we issued $625 million aggregate principal amount of Senior Notes due 2029 and received net proceeds of $617 million. These notes mature on May 15, 2029, and bear interest at a rate of 6.200% per annum, payable semi-annually on May 15 and November 15 of each year, with interest payments commencing on November 15, 2024.
We have the option to redeem these notes, in whole or in part, at any time, or from time to time, prior to April 15, 2029 (the date that is one month prior to the maturity date of the notes) (the “Par Call Date”), at a redemption price equal to the

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
greater of (a) the make-whole amount, which is the sum of the present values of the remaining scheduled payments of principal and interest in respect of the notes to be redeemed discounted to the redemption date (assuming the Senior Notes due 2029 matured on the Par Call Date) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the applicable treasury rate plus 30 basis points less interest accrued to the redemption date, and (b) 100% of the aggregate principal amount of the notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to, but excluding, the redemption date. At any time on or after the Par Call Date, we may, at our option, redeem the notes in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the redemption date.
The indenture governing the Senior Notes due 2029 contains covenants customary for securities of this nature, including covenants related to the payments of the notes, reports to be provided, compliance certificates to be issued and the ability to modify the covenants. Additionally, the indenture includes covenants restricting us from encumbering the capital stock of a designated subsidiary (as defined in the indenture for the notes) or disposing of any capital stock of any designated subsidiary unless either all of the stock is disposed of for cash or property which is at least equal to the fair market value of the stock or we retain more than 80% of the stock.
Extinguishment of Debt
Redemption of Senior Notes due 2025. In March 2024, we exercised our right to redeem all of our outstanding Senior Notes due 2025 in the aggregate principal amount of $525 million, at a redemption price of 100.4% of the principal amount plus accrued and unpaid interest. We funded the redemption with $527 million in cash (which included accrued and unpaid interest due on the redeemed notes). This redemption resulted in a loss on extinguishment of debt of $4 million during the three months ended March 31, 2024, which is included in interest expense in our condensed consolidated statements of operations.
Following this redemption, there were no remaining principal amounts outstanding on the Senior Notes due 2025 at March 31, 2024.
FHLB Advances
The principal balance of the FHLB advances is required to be collateralized by eligible assets with a fair value that must be maintained generally within a minimum range of 103% to 114% of the amount borrowed, depending on the type of assets pledged. Our fixed-maturities available for sale include securities totaling $84 million and $101 million at March 31, 2024, and December 31, 2023, respectively, which serve as collateral for our FHLB advances to satisfy this requirement.
Mortgage Loan Financing Facilities
Radian Mortgage Capital has entered into Master Repurchase Agreements to finance the acquisition of residential mortgage loans and related mortgage loan assets. The Goldman Sachs Master Repurchase Agreement and the BMO Master Repurchase Agreement are uncommitted mortgage loan repurchase facilities, with maximum borrowing amounts of $100 million and $150 million, respectively, as of March 31, 2024. In April 2024, the BMO Master Repurchase Agreement was amended to increase the maximum borrowing amount to $400 million. The Goldman Sachs Master Repurchase Agreement and the BMO Master Repurchase Agreement are currently scheduled to expire on September 14, 2024, and September 25, 2024, respectively.
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
Funds advanced under the Master Repurchase Agreements generally will be calculated as a percentage of the unpaid principal balance or fair value of the residential mortgage loan assets, depending on the credit characteristics of the loans being purchased. Of our mortgage loans held for sale, $142 million and $31 million served as collateral for the Master Repurchase Agreements to support the funds advanced at March 31, 2024, and December 31, 2023, respectively.
Revolving Credit Facility
Radian Group has in place a $275 million unsecured revolving credit facility with a syndicate of bank lenders. As of March 31, 2024, there were no amounts outstanding under this facility.

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Debt Covenants and Other Information
As of March 31, 2024, we are in compliance with all of our debt covenants, including for our senior notes. For more information regarding our borrowings and financing activities, including certain terms, covenants and Parent Guarantees provided by Radian Group in connection with particular borrowings, see Note 12 of Notes to Consolidated Financial Statements in our 2023 Form 10-K.
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
Lease Liability
Our lease liability represents the present value of future lease payments over the lease term. Our operating lease liability was $42 million and $45 million as of March 31, 2024, and December 31, 2023, respectively, and is classified in other liabilities on our condensed consolidated balance sheets.
See Note 13 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for further information regarding our commitments and contingencies and our accounting policies for contingencies.
14. Capital Stock
Shares of Common Stock
The following table shows the year-to-date changes in common stock outstanding for each of the periods indicated.

Common stock outstanding

(In thousands)	March 31, 2024	December 31, 2023
Balance at beginning of period	153,179	157,056
Shares repurchased under share repurchase programs	(1,770)	(5,264)
Issuance of common stock under incentive and benefit plans, net of shares withheld for employee taxes	100	1,387
Balance at end of period	151,509	153,179
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

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
During the three months ended March 31, 2024, the Company purchased 1.8 million shares at an average price of $28.26 per share, including commissions. As of March 31, 2024, purchase authority of up to $117 million remained available under this program.
The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented in this report related to our share repurchases and our share repurchase authorizations exclude such excise taxes, to the extent applicable, unless otherwise indicated.
Dividends and Dividend Equivalents
In February 2024, Radian Group’s board of directors authorized an increase in the Company’s quarterly dividend from $0.225 to $0.245 per share, beginning with the dividend declared in the first quarter of 2024.
The following table presents the amount of dividends declared and paid, on a per share basis, for each quarter and annual period as indicated.

Dividends declared and paid

	2024	2023
Quarter ended
March 31	$0.245	$0.225
June 30	N/A	0.225
September 30	N/A	0.225
December 31	N/A	0.225
Total annual dividends per share declared and paid	$0.245	$0.900
N/A – Not applicable
Share-Based and Other Compensation Programs
In the three months ended March 31, 2024, we did not grant any material amounts of performance-based or time-based awards in the form of non-qualified stock options, restricted stock, restricted stock units, phantom stock or stock appreciation rights. See Note 17 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for additional information regarding the Company’s share-based and other compensation programs.

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
15. Accumulated Other Comprehensive Income (Loss)
The following tables show the rollforward of accumulated other comprehensive income (loss) as of the periods indicated.

Rollforward of accumulated other comprehensive income (loss)

	Three Months Ended March 31, 2024
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(418,799)	$(87,948)	$(330,851)
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	(43,655)	(9,168)	(34,487)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(3,684)	(774)	(2,910)
Net unrealized gains (losses) on investments	(39,971)	(8,394)	(31,577)
Other adjustments to comprehensive income (loss), net	(86)	(18)	(68)
Other comprehensive income (loss)	(40,057)	(8,412)	(31,645)
Balance at end of period	$(458,856)	$(96,360)	$(362,496)

	Three Months Ended March 31, 2023
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(578,228)	$(121,429)	$(456,799)
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	83,359	17,505	65,854
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(5,232)	(1,099)	(4,133)
Net unrealized gains (losses) on investments	88,591	18,604	69,987
Other adjustments to comprehensive income, net	227	48	179
Other comprehensive income (loss)	88,818	18,652	70,166
Balance at end of period	$(489,410)	$(102,777)	$(386,633)
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

Statutory net income (loss)

	Three Months Ended March 31,
(In thousands)	2024	2023
Radian Guaranty	$200,483	$199,171
Other mortgage insurance subsidiaries	(430)	(388)
Radian Title Insurance	584	253

Statutory policyholders’ surplus

(In thousands)	March 31, 2024	December 31, 2023
Radian Guaranty	$703,315	$619,584
Other mortgage insurance subsidiaries	17,105	17,444
Radian Title Insurance	41,676	41,108
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a maximum ratio of net RIF relative to statutory capital, or Risk-to-capital. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, a mortgage insurer must satisfy an MPP Requirement. Radian Guaranty was in compliance with all applicable Statutory RBC Requirements and MPP Requirements in each of the RBC States as of March 31, 2024. Radian Guaranty’s Risk-to-capital was 10.2:1 and 10.4:1 as of March 31, 2024, and December 31, 2023, respectively. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves. Our other mortgage insurance and title insurance subsidiaries were also in compliance with all statutory and counterparty capital requirements as of March 31, 2024.
In addition, in order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. At March 31, 2024, Radian Guaranty, an approved mortgage insurer under the PMIERs, was in compliance with the current PMIERs financial requirements.
State insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations. As of March 31, 2024, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $4.7 billion of our consolidated net assets.
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
Radian Guaranty had positive unassigned surplus of $120 million as of December 31, 2023, providing it with the ability to pay ordinary dividends in the first quarter of 2024, subject to the above restrictions under Pennsylvania’s insurance laws. As a result, Radian Guaranty paid an ordinary dividend of $100 million to Radian Group in the first quarter of 2024 and maintains the ability to pay additional ordinary dividends during the remainder of 2024. Subsequent to the payment of these dividends, as of March 31, 2024, Radian Guaranty had positive unassigned surplus of $203 million.
For a full description of our compliance with statutory and other regulations for our mortgage insurance and title insurance businesses, including statutory capital requirements and dividend restrictions, see Note 16 of Notes to Consolidated Financial Statements in our 2023 Form 10-K.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The disclosures in this quarterly report are complementary to those made in our 2023 Form 10-K and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report, as well as our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Form 10-K.
The following analysis of our financial condition and results of operations for the three months ended March 31, 2024, provides information that evaluates our financial condition as of March 31, 2024, compared with December 31, 2023, and our results of operations for the three months ended March 31, 2024, compared to the same period last year.
Certain terms and acronyms used throughout this report are defined in the Glossary of Abbreviations and Acronyms included as part of this report. In addition, investors should review the “Cautionary Note Regarding Forward-Looking Statements—Safe Harbor Provisions” herein, and “Item 1A. Risk Factors” in our 2023 Form 10-K for a discussion of those risks and uncertainties that have the potential to adversely affect our business, financial condition, results of operations, cash flows or prospects. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. See “Overview” below and Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Overview
We are a mortgage and real estate company with one reportable business segment—Mortgage Insurance.
Our Mortgage Insurance segment aggregates, manages and distributes U.S. mortgage credit risk for the benefit of mortgage lending institutions and mortgage credit investors, principally through private mortgage insurance on residential first-lien mortgage loans, and also offers other credit risk management solutions, including contract underwriting, to our customers.
Our other immaterial businesses are reported collectively as All Other and include our Mortgage Conduit, Title, Real Estate Services and Real Estate Technology businesses, which provide our existing and new customers with an array of products and services across the residential real estate and mortgage finance industries.
Current Operating Environment
As a mortgage and real estate company, our business results are subject to seasonal fluctuations impacting mortgage and real estate markets as well as macroeconomic conditions and specific events that impact the housing, housing finance and residential real estate markets and the credit performance of our mortgage insurance portfolio. Among others, these factors may include home prices and housing supply, inflationary pressures, interest rate changes, unemployment levels, the volume of mortgage originations and the availability of credit, national and regional economic conditions, legislative and regulatory developments and other events, including macroeconomic stresses and uncertainties resulting from global conflicts and other political and geopolitical events.
Consistent with the trends observed in recent periods, the economic and market conditions impacting our results for the first quarter of 2024 remained generally favorable. Interest rates remain elevated, which has benefited our Persistency Rates and net investment income yields, however, this has also contributed to reduced refinance volumes and NIW in our Mortgage Insurance business and lower transaction volumes for certain of our other businesses. Private mortgage insurance industry volumes are impacted by total mortgage origination volumes and the mix between mortgage originations that are for home purchases versus refinancings of existing mortgages. Although it is difficult to project future volumes, recent industry forecasts

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
project a total mortgage origination market for 2024 of approximately $1.8 trillion, which would represent an increase of approximately 15% compared to 2023, but a reduction compared to projections at the beginning of 2024. This decrease in projections for 2024 primarily relates to the change in expectations for the timing for future interest rate decreases. Future interest rate decreases in 2024 are now expected to be less and to occur later, if at all, which would similarly delay any expected decline in mortgage interest rates, and as a result, reduce the overall size of the mortgage market. In light of updated projections, we now estimate that the private mortgage insurance market will be approximately $300 billion in 2024, which is the lower end of our expectations at the beginning of the year. In “Item 1A. Risk Factors” in our 2023 Form 10-K, see “A decrease in the volume of mortgage originations could result in fewer opportunities for us to write new mortgage insurance business and conduct our homegenius businesses” for more information.
While these recent developments in macroeconomic conditions are expected to negatively impact the overall volume of mortgage transactions taking place, the higher interest rate environment is expected to continue to benefit our financial performance through higher Persistency Rates, which is expected to increase our IIF despite lower NIW, as well as through the recognition of higher net investment income. Further, the housing supply continues to be constrained, which we believe will continue to support home values and the high level of home price appreciation currently embedded in our insured portfolio of mortgages. We expect this will continue to benefit our IIF as a result of the increased level of embedded equity borrowers have in their homes, which has positively impacted our default and cure trends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Current Operating Environment” in our 2023 Form 10-K for additional discussion of the primary factors affecting the current operating environment for our businesses.
Despite risks and uncertainties, we believe that mortgage industry fundamentals remain strong, including as a result of the improvements to the mortgage and real estate ecosystem since the great financial crisis in 2008, such as more stringent underwriting and product standards, higher-quality borrowers with strong credit profiles and strengthened mortgage loan servicing and government support to help borrowers stay in their homes.
Legislative and Regulatory Developments
We are subject to comprehensive regulation by both federal and state regulatory authorities. For a description of significant state and federal regulations and other requirements of the GSEs that are applicable to our businesses, as well as legislative and regulatory developments affecting the housing finance industry, see “Item 1. Business—Regulation” in our 2023 Form 10-K.
Key Factors Affecting Our Results
The key factors affecting our results are discussed in our 2023 Form 10-K. There have been no material changes to these key factors.
Mortgage Insurance Portfolio
New Insurance Written
We wrote $11.5 billion of primary new mortgage insurance in the three months ended March 31, 2024, compared to $11.3 billion of NIW in the three months ended March 31, 2023.
Our NIW increased by 2% for the three months ended March 31, 2024, compared to the same period in 2023, due to an increase in our market share, partially offset by a decline in private mortgage insurance penetration as a percentage of the overall mortgage origination market. According to industry estimates, total mortgage origination volume was slightly higher for the three months ended March 31, 2024, as compared to the comparable period in 2023, due to a small increase in both mortgage refinance activity and home purchases.
The following table provides selected information for the periods indicated related to our mortgage insurance NIW. For direct Single Premium Policies, NIW includes policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically after the loans have been originated).

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NIW

	Three Months Ended March 31,
($ in millions)	2024	2023
NIW	$11,534	$11,261
Primary risk written	$2,975	$2,906
Average coverage percentage	25.8%	25.8%

NIW by loan purpose
Purchases	96.9%	97.6%
Refinances	3.1%	2.4%

NIW by premium type
Direct Monthly and Other Recurring Premiums	96.7%	94.9%
Direct single premiums	3.3%	5.1%

NIW by FICO score (1)
>=740	67.3%	60.7%
680-739	27.1%	32.8%
620-679	5.6%	6.5%
<=619	0.0%	0.0%

NIW by LTV (2)
95.01% and above	15.4%	17.7%
90.01% to 95.00%	40.8%	40.2%
85.01% to 90.00%	31.3%	28.7%
85.00% and below	12.5%	13.4%
(1)For loans with multiple borrowers, the percentage of NIW by FICO score represents the lowest of the borrowers’ FICO scores at origination.
(2)LTV at origination.
Insurance and Risk in Force

Year of origination - IIF (1)

($ in billions)	IIF as of:
By vintage:	March 31, 2024		December 31, 2023		March 31, 2023
2024	$11.4	4.2%	$—	—%	$—	—%
2023	49.5	18.3	50.6	18.7	11.2	4.3
2022	59.3	21.9	60.5	22.4	64.1	24.5
2021	62.7	23.1	65.7	24.3	75.0	28.7
2020	42.5	15.7	45.1	16.7	54.2	20.7
2019	13.9	5.1	14.7	5.4	17.0	6.5
2009 - 2018	24.3	9.0	25.7	9.6	31.4	12.0
2008 & Prior (2)	7.4	2.7	7.7	2.9	8.6	3.3
Total	$271.0	100.0%	$270.0	100.0%	$261.5	100.0%
(1)Policy years represent the original policy years and have not been adjusted to reflect subsequent refinancing activity under the Home Affordable Refinance Program (“HARP”).
(2)Includes loans that were subsequently refinanced under HARP.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our IIF is the primary driver of the future premiums that we expect to earn over time. IIF increased to $271.0 billion at March 31, 2024, from $270.0 billion at December 31, 2023, reflecting the impact of our NIW offset by policy cancellations and amortization for the first three months of 2024. Our IIF at March 31, 2024, increased 4% as compared to the same period last year, reflecting a 6% increase in Monthly Premium Policies in force partially offset by a 9% decline in Single Premium Policies in force.
Historically, there is a close correlation between interest rates and Persistency Rates. Higher interest rate environments generally decrease refinancings, which decrease the cancellation rate of our insurance and positively affect our Persistency Rates. As shown in the table below, our 12-month Persistency Rate at March 31, 2024, increased as compared to March 31, 2023. The increase in our Persistency Rate at March 31, 2024, was primarily attributable to decreased refinance activity due to increases in mortgage interest rates, as compared to the same period in the prior year. As of March 31, 2024, 85% of our IIF had a mortgage note interest rate of 6.5% or less. Given the increase in market mortgage interest rates, which, based on reported industry averages, now exceed these levels, we would expect a continued positive impact on our Persistency Rates. If refinance volume increases, we would expect the Persistency Rate for our portfolio to decrease, reducing the size of our IIF portfolio. See “If the length of time that our mortgage insurance policies remain in force declines, it could result in a decrease in our future revenues” under “Item 1A. Risk Factors” in our 2023 Form 10-K for more information.
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
The following table provides selected information as of and for the periods indicated related to mortgage insurance IIF and RIF.

IIF and RIF

($ in millions)	March 31, 2024	December 31, 2023	March 31, 2023
Primary IIF	$270,986	$269,979	$261,450
Primary RIF	$70,299	$69,710	$66,580
Average coverage percentage	25.9%	25.8%	25.5%

Persistency Rate (12 months ended)	84.3%	84.0%	81.6%
Persistency Rate (quarterly, annualized) (1)	85.3%	85.8%	84.4%

Primary RIF by premium type
Direct Monthly and Other Recurring Premiums	89.2%	88.9%	87.6%
Direct single premiums	10.8%	11.1%	12.4%

Primary RIF by FICO score (2)
>=740	58.8%	58.5%	57.4%
680-739	33.6%	33.9%	34.6%
620-679	7.3%	7.3%	7.6%
<=619	0.3%	0.3%	0.4%

Primary RIF by LTV (3)
95.01% and above	18.9%	18.6%	17.5%
90.01% to 95.00%	48.2%	48.2%	48.5%
85.01% to 90.00%	27.1%	27.1%	27.0%
85.00% and below	5.8%	6.1%	7.0%
(1)The Persistency Rate on a quarterly, annualized basis is calculated based on loan-level detail for the quarter ending as of the date shown. It may be impacted by seasonality or other factors, including the level of refinance activity during the applicable periods, and may not be indicative of full-year trends.
(2)For loans with multiple borrowers, the percentage of primary RIF by FICO score represents the lowest of the borrowers’ FICO scores at origination.
(3)LTV at origination.

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
The impact of these programs on our financial results will vary depending on the level of ceded RIF, as well as the levels of prepayments and incurred losses on the reinsured portfolios, among other factors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage Insurance—Risk Distribution” in our 2023 Form 10-K and Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements in this report for more information about our reinsurance transactions.
The table below provides information about the amounts by which Radian Guaranty’s reinsurance programs reduced its Minimum Required Assets as of the dates indicated.

PMIERs benefit from risk distribution

($ in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
PMIERs impact - reduction in Minimum Required Assets
XOL Program
Mortgage insurance-linked notes	$732,968	$770,335	$610,567
Traditional reinsurance	196,879	218,294	—
Total XOL Program	929,847	988,629	610,567
Other QSR Agreements (1)	457,361	420,989	279,884
Single Premium QSR Program	189,268	193,807	218,931
Total PMIERs impact	$1,576,476	$1,603,425	$1,109,382
Percentage of gross Minimum Required Assets	29.8%	30.6%	22.1%
(1)Consists primarily of 2022 and 2023 QSR Agreements, which include both single and monthly premium policies.
See “Results of Operations—Mortgage Insurance—Revenues—Net Premiums Earned” for information about the impact on premiums earned from each of Radian Guaranty’s reinsurance programs.
Results of Operations—Consolidated
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three months ended March 31, 2024, and March 31, 2023, primarily reflect the financial results and performance of our Mortgage Insurance business. See “Results of Operations—Mortgage Insurance” for the operating results of this business segment for the three months ended March 31, 2024, compared to the same period in 2023.
In addition to the results of our operating segments, pretax income (loss) is also affected by those factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results” in our 2023 Form 10-K.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table summarizes our consolidated results of operations for the periods indicated.

Summary results of operations - Consolidated

	Three Months Ended March 31,		Change Favorable (Unfavorable)
($ in thousands, except per-share amounts)	2024	2023	2024 vs. 2023
Revenues
Net premiums earned	$235,857	$233,238	$2,619
Services revenue	12,588	10,984	1,604
Net investment income	69,221	58,453	10,768
Net gains (losses) on investments and other financial instruments	490	5,585	(5,095)
Other income	1,262	1,592	(330)
Total revenues	319,418	309,852	9,566

Expenses
Provision for losses	(7,034)	(16,929)	(9,895)
Policy acquisition costs	6,794	6,293	(501)
Cost of services	9,327	10,398	1,071
Other operating expenses	82,636	83,269	633
Interest expense	29,046	21,439	(7,607)
Amortization of other acquired intangible assets	—	1,371	1,371
Total expenses	120,769	105,841	(14,928)

Pretax income	198,649	204,011	(5,362)
Income tax provision	46,295	46,254	(41)
Net income	$152,354	$157,757	$(5,403)

Diluted net income per share	$0.98	$0.98	$—
Return on equity	13.8%	15.7%	(1.9)%

Non-GAAP Financial Measures (1)
Adjusted pretax operating income	$202,817	$199,863	$2,954
Adjusted diluted net operating income per share	$1.03	$0.98	$0.05
Adjusted net operating return on equity	14.5%	15.7%	(1.2)%
(1)See “Use of Non-GAAP Financial Measures” below.
Revenues
Net Premiums Earned. Net premiums earned increased slightly for the three months ended March 31, 2024, as compared to the same period in 2023. See “Results of Operations—Mortgage Insurance—Revenues—Net Premiums Earned” for more information.
Net Investment Income. The increase in net investment income for the three months ended March 31, 2024, as compared to the same period in 2023, is primarily attributable to higher market interest rates. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for comparative detail about net investment income. See “Results of Operations—Mortgage Insurance—Revenues—Net Investment Income” and “Results of Operations—All Other” for more information.
Net Gains (Losses) on Investments and Other Financial Instruments. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for comparative detail about net gains (losses) on investments and other financial instruments by investment category.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Expenses
Provision for Losses. The reduced benefit of the provision for losses for the three months ended March 31, 2024, as compared to the same period in 2023, is primarily driven by a reduction in favorable development on prior period defaults, which impacted our mortgage insurance reserves. See “Results of Operations—Mortgage Insurance—Expenses—Provision for Losses” for more information.
Other Operating Expenses. Other operating expenses were slightly lower for the three months ended March 31, 2024, as compared to the same period in 2023. See “Results of Operations—Mortgage Insurance—Expenses—Other Operating Expenses” for more information.
Interest Expense. The increase in interest expense for the three months ended March 31, 2024, as compared to the same period in 2023, is primarily due to: (i) a $4 million loss on extinguishment of debt related to the redemption of the Senior Notes due 2025 in March 2024; (ii) the impact of the March 2024 issuance of the Senior Notes due 2029; and (iii) an increase in secured borrowings under our mortgage loan financing facilities. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional detail about our interest expense.
Income Tax Provision
Variations in our effective tax rates, combined with differences in pretax income, were the drivers of the changes in our income tax provision between periods. Our effective tax rate for the three months ended March 31, 2024, was 23.3%, as compared to 22.7% for the three months ended March 31, 2023.
Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year and reflects the impact of discrete tax effects in the period in which they occur. For the three months ended March 31, 2024 and 2023, state income taxes and certain permanent book-to-tax adjustments were the primary drivers of the difference in our effective tax rate compared to the federal statutory rate.
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
Our senior management, including our Chief Executive Officer (Radian’s chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of the Company’s business segments and to allocate resources to the segments. For detailed information regarding items excluded from adjusted pretax operating income (loss) and the reasons for their treatment, see Note 4 of Notes to Consolidated Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated—Use of Non-GAAP Financial Measures,” each in our 2023 Form 10-K.
Adjusted pretax operating income (loss) is defined as GAAP consolidated pretax income (loss) excluding the effects of: (i) net gains (losses) on investments and other financial instruments, except for certain investments and other financial instruments attributable to our reportable segment or All Other activities; (ii) amortization and impairment of goodwill and other acquired intangible assets; and (iii) impairment of other long-lived assets and other non-operating items, if any, such as gains (losses) from the sale of lines of business, acquisition-related income (expenses) and gains (losses) on extinguishment of debt.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table provides a reconciliation of consolidated pretax income to our non-GAAP financial measure for the consolidated Company of adjusted pretax operating income.

Reconciliation of consolidated pretax income to consolidated adjusted pretax operating income

	Three Months Ended March 31,
(In thousands)	2024	2023
Consolidated pretax income	$198,649	$204,011
Less: income (expense) items
Net gains (losses) on investments and other financial instruments (1)	107	5,505
Amortization and impairment of goodwill and other acquired intangible assets	—	(1,371)
Impairment of other long-lived assets and other non-operating items (2)	(4,275)	14
Total adjusted pretax operating income (3)	$202,817	$199,863
(1)Excludes certain net gains (losses), if any, on investments and other financial instruments that are attributable to specific operating segments and therefore included in adjusted pretax operating income (loss).
(2)The non-operating loss for the three months ended March 31, 2024, primarily relates to a loss on extinguishment of debt. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.
(3)Total adjusted pretax operating income on a consolidated basis consists of adjusted pretax operating income (loss) for our Mortgage Insurance segment and All Other activities, as further detailed in Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.
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

Reconciliation of diluted net income per share to adjusted diluted net operating income per share

	Three Months Ended March 31,
	2024	2023
Diluted net income per share	$0.98	$0.98
Less: per-share impact of reconciling income (expense) items
Net gains (losses) on investments and other financial instruments	—	0.03
Amortization and impairment of goodwill and other acquired intangible assets	—	(0.01)
Impairment of other long-lived assets and other non-operating items	(0.03)	—
Income tax (provision) benefit on reconciling income (expense) items (1)	0.01	(0.01)
Difference between statutory and effective tax rates	(0.03)	(0.01)
Per-share impact of reconciling income (expense) items	(0.05)	—
Adjusted diluted net operating income per share (1)	$1.03	$0.98
(1)Calculated using the Company’s federal statutory tax rate of 21%.
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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of return on equity to adjusted net operating return on equity

	Three Months Ended March 31,
	2024	2023
Return on equity (1)	13.8%	15.7%
Less: impact of reconciling income (expense) items (2)
Net gains (losses) on investments and other financial instruments	—	0.5
Amortization and impairment of goodwill and other acquired intangible assets	—	(0.1)
Impairment of other long-lived assets and other non-operating items	(0.4)	—
Income tax (provision) benefit on reconciling income (expense) items (3)	0.1	(0.1)
Difference between statutory and effective tax rates	(0.4)	(0.3)
Impact of reconciling income (expense) items	(0.7)	—
Adjusted net operating return on equity (3)	14.5%	15.7%
(1)Calculated by dividing annualized net income by average stockholders’ equity, based on the average of the beginning and ending balances for each period presented.
(2)Annualized, as a percentage of average stockholders’ equity.
(3)Calculated using the Company’s federal statutory tax rate of 21%.
Results of Operations—Mortgage Insurance
The following table summarizes our Mortgage Insurance segment’s results of operations for the periods indicated.

Summary results of operations - Mortgage Insurance

	Three Months Ended March 31,		Change Favorable (Unfavorable)
(In thousands)	2024	2023	2024 vs. 2023
Revenues
Net premiums written	$231,877	$229,419	$2,458
(Increase) decrease in unearned premiums	2,122	2,031	91
Net premiums earned	233,999	231,450	2,549
Services revenue	210	336	(126)
Net investment income	49,574	45,993	3,581
Other income	1,240	1,587	(347)
Total revenues	285,023	279,366	5,657

Expenses
Provision for losses	(6,886)	(16,864)	(9,978)
Policy acquisition costs	6,794	6,293	(501)
Cost of services	153	241	88
Other operating expenses	51,779	53,635	1,856
Interest expense	23,333	21,362	(1,971)
Total expenses	75,173	64,667	(10,506)

Adjusted pretax operating income (1)	$209,850	$214,699	$(4,849)
(1)Our senior management uses adjusted pretax operating income as our primary measure to evaluate the fundamental financial performance of our business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenues
Net Premiums Earned. Net premiums earned increased for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to an increase in direct premiums earned, due primarily to higher IIF, partially offset by a net increase in ceded premiums under our reinsurance programs.
The table below provides additional information about the components of mortgage insurance net premiums earned for the periods indicated, including the effects of our reinsurance programs.

Net premiums earned

	Three Months Ended March 31,		Change Favorable (Unfavorable)
(In thousands, except as otherwise indicated)	2024	2023	2024 vs. 2023
Direct
Premiums earned, excluding revenue from cancellations	$258,593	$251,166	$7,427
Single Premium Policy cancellations	2,114	5,361	(3,247)
Direct	260,707	256,527	4,180
Ceded
Premiums earned, excluding revenue from cancellations	(38,997)	(35,526)	(3,471)
Single Premium Policy cancellations (1)	(112)	(1,472)	1,360
Profit commission—other (2)	12,401	11,921	480
Ceded premiums, net of profit commission	(26,708)	(25,077)	(1,631)
Total net premiums earned	$233,999	$231,450	$2,549
	1.0	1.0
In force portfolio premium yield (in basis points) (3)	38.2	38.5	(0.3)
Direct premium yield (in basis points) (4)	38.5	39.3	(0.8)
Net premium yield (in basis points) (5)	34.6	35.4	(0.8)
Average primary IIF (in billions) (6)	$270.5	$261.2	$9.3
(1)Includes the impact of related profit commissions.
(2)Represents the profit commission from the Single Premium QSR Program, 2022 QSR Agreement and 2023 QSR Agreement, excluding the impact of Single Premium Policy cancellations.
(3)Calculated by dividing annualized direct premiums earned, excluding revenue from cancellations, by average primary IIF.
(4)Calculated by dividing annualized direct premiums earned, by average primary IIF.
(5)Calculated by dividing annualized net premiums earned by average primary IIF. The calculation for all periods presented incorporates the impact of profit commission adjustments related to our reinsurance programs.
(6)The average of beginning and ending balances of primary IIF, for each period presented.
The level of mortgage prepayments affects the revenue ultimately produced by our mortgage insurance business and is influenced by the mix of business we write. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage Insurance—IIF and Related Drivers” in our 2023 Form 10-K for more information.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table provides information related to the impact of our reinsurance transactions on premiums earned. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our reinsurance programs.

Ceded premiums earned

	Three Months Ended March 31,
($ in thousands)	2024	2023
XOL Program
Mortgage insurance-linked notes	$10,058	$16,159
Traditional reinsurance	2,364	—
Total XOL Program	12,422	16,159
Other QSR Agreements (1)	12,094	6,848
Single Premium QSR Program	2,192	2,070
Total ceded premiums earned (2)	$26,708	$25,077

Percentage of total direct and assumed premiums earned	10.2%	9.7%
(1)Consists primarily of 2022 and 2023 QSR Agreements.
(2)Does not include the benefit from ceding commissions from the reinsurance agreements in our QSR Program, which is primarily included in other operating expenses in our condensed consolidated statements of operations. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Net Investment Income. Higher investment balances and increasing yields from higher interest rates were the primary drivers of the increases in net investment income for the three months ended March 31, 2024, as compared to the same period in 2023.
The following table provides information related to our Mortgage Insurance subsidiaries’ investment balances and investment yields for the periods indicated.

Investment balances and yields

	Three Months Ended March 31,		Change Favorable (Unfavorable)
($ in thousands)	2024	2023	2024 vs. 2023
Investment income	$51,810	$47,809	$4,001
Investment expenses	(2,236)	(1,816)	(420)
Net investment income	$49,574	$45,993	$3,581

Average investments (1)	$5,464,947	$5,312,512	$152,435
Average investment yield (2)	3.6%	3.5%	0.1%
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

Provision for losses

	Three Months Ended March 31,		Change Favorable (Unfavorable)
($ in thousands, except reserve per new default)	2024	2023	2024 vs. 2023
Current period defaults (1)	$53,688	$50,578	$(3,110)
Prior period defaults (2)	(60,574)	(67,442)	(6,868)
Total provision for losses	$(6,886)	$(16,864)	$(9,978)

Loss ratio (3)	(2.9)%	(7.3)%	(4.4)%
Reserve per new default (4)	$4,567	$4,761	$194
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
Current period new primary defaults increased by 11% for the three months ended March 31, 2024, compared to the same period in 2023, as shown below, which is consistent with the natural seasoning of the portfolio given the increase in our IIF in recent years. Our gross Default to Claim Rate assumption for new primary defaults was 8.0% at both March 31, 2024 and 2023, as we continue to closely monitor the trends in Cures and claims paid for our default inventory, while also weighing the risks and uncertainties associated with the current economic environment.
Our provision for losses during the three months ended March 31, 2024, and the same period in 2023, was positively impacted by favorable reserve development on prior period defaults, primarily as a result of more favorable trends in Cures than originally estimated. These Cures have been due primarily to favorable outcomes resulting from positive trends in home price appreciation, which has also contributed to a higher rate of claims that result in no ultimate loss and that are withdrawn by servicers as a result. These favorable observed trends resulted in reductions in our Default to Claim Rate and other reserve adjustments, including our Claim Severity assumptions as of March 31, 2024, for prior year default notices.
See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements herein for additional information, as well as Notes 1 and 11 of Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” in our 2023 Form 10-K.
Our primary default rate as a percentage of total insured loans at March 31, 2024, was 2.1% compared to 2.2% at December 31, 2023. The following table shows a rollforward of our primary loans in default.

Rollforward of primary loans in default

	Three Months Ended March 31,
	2024	2023
Beginning default inventory	22,021	21,913
New defaults	11,756	10,624
Cures (1)	(12,808)	(11,686)
Claims paid	(92)	(80)
Rescissions and Claim Denials (2)	(27)	(23)
Ending default inventory	20,850	20,748
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

Primary loans in default - additional information

	March 31, 2024
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 1st Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments
Three payments or less	9,968	47.8%	20	42.1%	$93,635	27.8%
Four to eleven payments	7,202	34.5	306	30.5	120,678	35.8
Twelve payments or more	3,320	16.0	710	17.0	105,435	31.3
Pending claims	360	1.7	N/A	30.6	17,181	5.1
Total	20,850	100.0%	1,036		336,929	100.0%
LAE					10,178
IBNR					1,778
Total primary reserve (1)					$348,885

	December 31, 2023
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments
Three payments or less	11,054	50.2%	25	36.2%	$94,856	27.5%
Four to eleven payments	7,147	32.5	298	27.2	119,330	34.7
Twelve payments or more	3,438	15.6	699	17.3	111,141	32.3
Pending claims	382	1.7	N/A	30.6	18,908	5.5
Total	22,021	100.0%	1,022		344,235	100.0%
LAE					10,397
IBNR					1,780
Total primary reserve (1)					$356,412
N/A – Not applicable
(1)    Excludes pool and other reserves. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
We develop our Default to Claim Rate estimates based primarily on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was 26% and 25% as of March 31, 2024, and December 31, 2023, respectively. See Note 11 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for additional details about our Default to Claim Rate assumptions.
Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter based on the rate that defaults cure and other factors, including the impact of foreclosure moratoriums (as described in “Item 1. Business—Mortgage Insurance—Defaults and Claims” in our 2023 Form 10-K) that make the timing of paid claims difficult to predict.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table shows net claims paid by product and the average claim paid by product for the periods indicated.

Claims paid

	Three Months Ended March 31,
(In thousands)	2024	2023
Net claims paid (1)
Primary	$2,254	$1,885
Pool and other	(15)	(21)
Subtotal	2,239	1,864
LAE	1,148	1,151
Total net claims paid	$3,387	$3,015

Total average net primary claim paid (1) (2)	$22.9	$21.9
Average direct primary claim paid (2) (3)	$23.2	$22.8
(1)Net of reinsurance recoveries.
(2)Calculated excluding the impact of: (i) commutations and settlements; (ii) claims settled without payment; and (iii) claims that were submitted and subsequently withdrawn by the servicer.
(3)Before reinsurance recoveries.
For additional information about our reserve for losses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2023 Form 10-K.
Other Operating Expenses. The decrease in other operating expenses for the three months ended March 31, 2024, as compared to the same period in 2023, is primarily due to a reduction in general operating expenses related to expense savings actions implemented during the past year, as well as an increase in the benefit from ceding commissions under Radian Guaranty’s QSR Program.
The following table shows additional information about Mortgage Insurance other operating expenses, for the periods indicated.

Other operating expenses

	Three Months Ended March 31,		Change Favorable (Unfavorable)
($ in thousands)	2024	2023	2024 vs. 2023
Direct
Salaries and other base employee expenses	$10,857	$11,546	$689
Variable and share-based incentive compensation	4,957	4,167	(790)
Other general operating expenses	7,100	7,722	622
Ceding commissions	(5,644)	(4,628)	1,016
Total direct	17,270	18,807	1,537
Allocated (1)
Salaries and other base employee expenses	12,828	$10,831	(1,997)
Variable and share-based incentive compensation	7,961	9,139	1,178
Other general operating expenses	13,720	14,858	1,138
Total allocated	34,509	34,828	319
Total other operating expenses	$51,779	$53,635	$1,856

Expense ratio (2)	25.0%	25.9%	0.9%
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
Results of Operations—All Other
The following table summarizes our All Other results of operations for the periods indicated.

Summary results of operations - All Other

	Three Months Ended March 31,		Change Favorable (Unfavorable)
(In thousands)	2024	2023	2024 vs. 2023
Revenues
Net premiums earned	$1,858	$1,788	$70
Services revenue	12,493	10,743	1,750
Net investment income	19,647	12,460	7,187
Net gains (losses) on investments and other financial instruments	383	80	303
Other income	25	5	20
Total revenues	34,406	25,076	9,330

Expenses
Provision for losses	(148)	(65)	83
Cost of services	9,174	10,157	983
Other operating expenses	30,975	29,743	(1,232)
Interest expense	1,438	77	(1,361)
Total expenses	41,439	39,912	(1,527)

Adjusted pretax operating income (1)	$(7,033)	$(14,836)	$7,803
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
All Other also includes the financial results of our other immaterial operating segments, comprising our Mortgage Conduit, Title, Real Estate Services and Real Estate Technology businesses.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Consolidated Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Summary cash flows - Consolidated

	Three Months Ended March 31,
(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$51,044	$116,778
Investing activities	(73,398)	(30,542)
Financing activities	31,114	(92,052)
Increase (decrease) in cash and restricted cash	$8,760	$(5,816)
Operating Activities. Our most significant source of operating cash flows is from premiums received from our mortgage insurance policies, while our most significant uses of operating cash flows are typically for our operating expenses and claims paid on our mortgage insurance policies and taxes. In addition, our operating activities also include Radian Mortgage Capital’s purchases, sales and repayments of mortgage loans held for sale, which can fluctuate from period to period. The decrease in cash provided by operating activities for the three months ended March 31, 2024, as compared to the same period in 2023, is primarily due to increases in net purchases of mortgage loans held for sale in 2024, which increased by $99 million as compared to the same period last year.
Investing Activities. Net cash used in investing activities increased for the three months ended March 31, 2024, as compared to the same period in 2023, primarily as a result of the increased cash provided by financing activities, as discussed below, resulting in more cash available to invest. This increase in available cash to invest was primarily deployed in the first quarter of 2024 for purchases, net of sales and redemptions, of short-term investments and fixed-maturities available for sale.
Financing Activities. For the three months ended March 31, 2024, our primary financing activities impacting cash included: (i) issuance and redemption of our senior notes and (ii) an increase in secured borrowings. These net increases were partially offset by: (i) payment of dividends and (ii) repurchases of our common stock. See Notes 12 and 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our borrowings and share repurchases, respectively.
See “Item 1. Financial Statements (Unaudited)—Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.
Liquidity Analysis—Holding Company
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. At March 31, 2024, Radian Group had available, either directly or through unregulated subsidiaries, unrestricted cash and liquid investments of $1.1 billion. Available liquidity at March 31, 2024, excludes certain additional cash and liquid investments that have been advanced to Radian Group from our subsidiaries to pay for corporate expenses and interest payments. Total liquidity, which includes our undrawn $275 million unsecured revolving credit facility, as described below, was $1.4 billion as of March 31, 2024.
During the three months ended March 31, 2024, Radian Group’s available liquidity increased by $102 million, due primarily to a $100 million ordinary dividend received from Radian Guaranty and the net impact of the issuance of the Senior Notes due 2029 and the redemption of the Senior Notes due 2025, partially offset primarily by payments for dividends and share repurchases, as described below.
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
Radian Group has in place a $275 million unsecured revolving credit facility with a syndicate of bank lenders. Subject to certain limitations, borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to our insurance and other subsidiaries as well as growth initiatives. At March 31, 2024, the full $275 million remains undrawn and available under the facility. See Note 12 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for additional information on the unsecured revolving credit facility.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In connection with our Mortgage Conduit business, Radian Mortgage Capital has entered into the Master Repurchase Agreements. As of March 31, 2024, Radian Group has entered into three separate Parent Guarantees to guaranty the obligations under the Master Repurchase Agreements. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information. In addition to financing the acquisition of mortgage loan assets under the Master Repurchase Agreements, Radian Mortgage Capital may fund such purchases directly using capital contributed from Radian Group.
We expect Radian Group’s principal liquidity demands for the next 12 months to be: (i) the payment of corporate expenses, including taxes; (ii) the payment of $450 million principal amount of our outstanding Senior Notes due 2024; (iii) interest payments on our outstanding debt obligations; (iv) the payment of quarterly dividends on our common stock, which are currently $0.245 per share, and which remain subject to approval by our board of directors and our ongoing assessment of our financial condition and potential needs related to the execution and implementation of our business plans and strategies; (v) the potential continued repurchases of shares of our common stock pursuant to share repurchase authorizations, as described below; and (vi) investments to support our business strategy, including capital contributions to our subsidiaries.
In addition to our ongoing short-term liquidity needs discussed above, our most significant need for liquidity beyond the next 12 months is the repayment of $1.1 billion aggregate principal amount of our senior debt due in future years. See “Capitalization—Holding Company” below for details of our debt maturity profile.
Radian Group’s liquidity demands for the next 12 months or in future periods could also include: (i) early repurchases or redemptions of portions of our debt obligations and (ii) potential payments pursuant to the Parent Guarantees.
For additional information about related risks and uncertainties, see “Our sources of liquidity may be insufficient to fund our obligations” and “Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” under “Item 1A. Risk Factors” in our 2023 Form 10-K.
In addition to Radian Group’s existing sources of liquidity to fund its obligations, we may decide to seek additional capital, including by incurring additional debt, issuing additional equity, or selling assets, which we may not be able to do on favorable terms, if at all.
Share Repurchases. During the three months ended March 31, 2024, the Company repurchased 1.8 million shares of Radian Group common stock under a program authorized by Radian Group’s board of directors, at a total cost of $50 million, including commissions. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase programs.
Dividends and Dividend Equivalents. In February 2024, Radian Group’s board of directors authorized an increase to the Company’s quarterly dividend from $0.225 to $0.245 per share. Based on our outstanding shares of common stock and restricted stock units, we expect to require approximately $148 million in the aggregate to pay dividends and dividend equivalents for the next 12 months. So long as no default or event of default exists under our revolving credit facility or the Parent Guarantees, Radian Group is not subject to any legal or contractual limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details. The declaration and payment of future quarterly dividends remains subject to the board of directors’ discretion and determination.
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding debt obligations. Corporate expenses and interest expense on Radian Group’s debt obligations allocated under these arrangements during the three months ended March 31, 2024, of $38 million and $22 million, respectively, were substantially all reimbursed by its subsidiaries. We expect substantially all of our holding company expenses to continue to be reimbursed by our subsidiaries under our expense-sharing arrangements. The expense-sharing arrangements between Radian Group and its mortgage insurance subsidiaries, as amended, have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.
Taxes. Pursuant to our tax-sharing agreements, our operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if they were not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may pay to or receive from its operating subsidiaries amounts that differ from Radian Group’s consolidated federal tax payment obligation. There were no tax-sharing agreement payments received by Radian Group from its subsidiaries during the three months ended March 31, 2024.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Capitalization—Holding Company
The following table presents our holding company capital structure.

Capital structure

(In thousands, except per-share amounts and ratios)	March 31, 2024	December 31, 2023
Debt
Senior Notes due 2024	$450,000	$450,000
Senior Notes due 2025	—	525,000
Senior Notes due 2027	450,000	450,000
Senior Notes due 2029	625,000	—
Deferred debt costs on senior notes	(12,140)	(7,219)
Revolving credit facility	—	—
Total	1,512,860	1,417,781
Stockholders’ equity	4,439,732	4,397,805
Total capitalization	$5,952,592	$5,815,586
Holding company debt-to-capital ratio (1)	25.4%	24.4%

Shares outstanding	151,509	153,179
Book value per share	$29.30	$28.71
(1)Calculated as carrying value of senior notes, which were issued and are owed by our holding company, divided by carrying value of senior notes and stockholders’ equity. This holding company ratio does not include the effects of amounts owed by our subsidiaries related to secured borrowings.
Stockholders’ equity increased by $42 million from December 31, 2023, to March 31, 2024. The net increase in stockholders’ equity for the three months ended March 31, 2024, resulted primarily from our net income of $152 million, partially offset by: (i) share repurchases of $50 million, excluding related excise taxes due; (ii) dividend and dividend equivalents of $38 million; and (iii) a net increase in unrealized losses on investment securities of $32 million as a result of increases in market interest rates during the period. As of March 31, 2024, we did not expect to realize a loss for our investments in an unrealized loss position given our intent and ability to hold these investment securities until recovery of their amortized cost basis.
The increase in book value per share from $28.71 at December 31, 2023, to $29.30 at March 31, 2024, is primarily due to an increase of $0.99 per share attributable to our net income for the three months ended March 31, 2024, partially offset by: (i) a decrease of $0.25 per share attributable to dividends and dividend equivalents and (ii) a decrease of $0.21 per share due to a net increase in unrealized losses in our available for sale securities, recorded in accumulated other comprehensive income.
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
Other principal demands for liquidity in our Mortgage Insurance business are expected to include: (i) expenses (including those allocated from Radian Group); (ii) repayments of FHLB advances; (iii) distributions from Radian Guaranty to Radian Group, including returns of capital or recurring ordinary dividends, as discussed below; and (iii) taxes, including potential additional purchases of U.S. Mortgage Guaranty Tax and Loss Bonds. See Notes 10 and 16 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for additional information related to these non-interest bearing instruments.
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
As of March 31, 2024, Radian Guaranty maintained claims paying resources of $6.2 billion on a statutory basis, which consist of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves. In addition, our reinsurance programs are designed to provide additional claims-paying resources during times of economic stress and elevated losses. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Radian Guaranty’s Risk-to-capital as of March 31, 2024, was 10.2 to 1. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements. At March 31, 2024, Radian Guaranty had statutory policyholders’ surplus of $703 million. This balance includes a $750 million benefit from U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury, which mortgage guaranty insurers such as Radian Guaranty may purchase in order to be eligible for a tax deduction, subject to certain limitations, related to amounts required to be set aside in statutory contingency reserves. See Note 16 of Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” in our 2023 Form 10-K for more information.
Radian Guaranty currently is an approved mortgage insurer under the PMIERs. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. At March 31, 2024, Radian Guaranty’s Available Assets under the PMIERs financial requirements totaled $6.0 billion, resulting in a PMIERs Cushion of $2.3 billion, or 62%, over its Minimum Required Assets. Those amounts compare to Available Assets of $5.9 billion and a PMIERs cushion of $2.3 billion, or 62%, at December 31, 2023.
Despite holding assets above the minimum statutory capital thresholds and PMIERs financial requirements, the ability of Radian’s mortgage insurance subsidiaries to pay dividends on their common stock is restricted by certain provisions of the insurance laws of Pennsylvania, their state of domicile. Under Pennsylvania’s insurance laws, ordinary dividends and other distributions may only be paid out of an insurer’s positive unassigned surplus unless the Pennsylvania Insurance Department approves the payment of dividends or other distributions from another source. Radian Guaranty paid an ordinary dividend of $100 million to Radian Group in the first quarter of 2024 and expects to maintain the ability to pay additional ordinary dividends during the remainder of 2024. See Note 16 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for additional information on our statutory dividend restrictions and contingency reserve requirements.
Radian Guaranty is a member of the FHLB. As a member, it may borrow from the FHLB, subject to certain conditions, which include requirements to post collateral and to maintain a minimum investment in FHLB stock. Advances from the FHLB may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing for general cash management and liquidity purposes. As of March 31, 2024, there were $79 million of FHLB advances outstanding. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
All Other
Additional capital support may also be required for potential investments in our other business initiatives to support our strategy of growing our businesses. During the three months ended March 31, 2024, Radian Group made $30 million of additional equity contributions to support our Title, Real Estate Services and Real Estate Technology businesses. During that same period, Radian Group also made $2 million of additional equity contributions to support our Mortgage Conduit business.
In the event the cash flows from operations of our All Other businesses continue to be insufficient to fund all of their needs, Radian Group may continue to provide additional funds in the form of additional capital contributions or other support. See “Investments to grow our existing businesses, pursue new lines of business or new products and services within existing lines of business subject us to additional risks and uncertainties” under “Item 1A. Risk Factors” in our 2023 Form 10-K for additional information.
Ratings
Ratings independently assigned by third-party statistical rating organizations often are considered in assessing our credit strength and the financial strength of our primary insurance subsidiaries. Radian Group, Radian Guaranty and Radian Title

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Insurance are currently assigned the financial strength ratings set forth in the chart below, which are provided for informational purposes only and are subject to change. See “The current financial strength ratings assigned to our mortgage insurance subsidiaries could weaken our competitive position and potential downgrades by rating agencies to these ratings and the ratings assigned to Radian Group could adversely affect the Company” under “Item 1A. Risk Factors” in our 2023 Form 10-K.

Ratings

Subsidiary	Demotech, Inc.	Fitch (1)	Moody’s (1)	S&P (1)
Radian Group	N/A	BBB-	Baa3	BBB-
Radian Guaranty	N/A	A-	A3	A-
Radian Title Insurance	A	N/A	N/A	N/A
(1)On April 12, 2024, Fitch Ratings (“Fitch”) revised the outlook to Positive from Stable for both Radian Group and Radian Guaranty. Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”) each currently rate the outlook for both Radian Group and Radian Guaranty as Stable.
Critical Accounting Estimates
As of the filing date of this report, there were no significant changes in our critical accounting estimates from those discussed in our 2023 Form 10-K. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for accounting pronouncements issued but not yet adopted that may impact the Company’s consolidated financial position, earnings, cash flows or disclosures.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in market conditions. Examples of market risk include changes in interest rates, credit spreads, foreign currency exchange rates and equity prices. We regularly analyze our exposure to interest rate risk and credit spread risk and have determined that the fair value of our investments is materially exposed to changes in both interest rates and credit spreads. See “Our success depends, in part, on our ability to manage risks in our investment portfolio” under “Item 1A. Risk Factors” in our 2023 Form 10-K.
Our market risk exposures at March 31, 2024, have not materially changed from those identified in our 2023
Form 10-K.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2024, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
During the three-month period ended March 31, 2024, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to our risk factors from those previously disclosed in our 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended March 31, 2024, no equity securities of Radian Group were sold that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended March 31, 2024.

Share repurchase program

($ in thousands, except per-share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
Period
1/1/2024 to 1/31/2024	1,044,079	$28.78	1,043,502	$136,719
2/1/2024 to 2/29/2024	737,513	27.53	726,678	116,739
3/1/2024 to 3/31/2024	—	—	—	116,739
Total	1,781,592		1,770,180
(1)Includes 11,412 shares tendered by employees as payment of taxes withheld on the vesting of certain restricted stock awards granted under the Company’s equity compensation plans.
(2)In January 2023, Radian Group’s board of directors approved a share repurchase program authorizing the Company to spend up to $300 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. During the three months ended March 31, 2024, the Company purchased 1.8 million shares at an average price of $28.26, including commissions. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase program.
Limitations on Payment of Dividends
Radian Group is not subject to any legal or contractual limitations on its ability to pay dividends except as described below. The Company is subject to dividend limitations generally applicable to corporations that are incorporated in Delaware. In addition, pursuant to Radian Group’s revolving credit facility and the Parent Guarantees, Radian Group is permitted to pay dividends so long as no event of default exists and the Company is in pro forma compliance with the applicable financial covenants in the agreements on the date a dividend is declared. See Note 12 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for additional details.

Item 5.    Other Information
None of the directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the period covered by this Report.

Item 6. Exhibits

Exhibit Number	Exhibit

4.1
Senior Indenture dated as of March 4, 2013, between the Company and the Trustee (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-11356) dated February 27, 2013, and filed on March 4, 2013)

4.2
Eighth Supplemental Indenture dated as of March 4, 2024, between the Company and the Trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated and filed on March 4, 2024)

4.3	Form of 6.200% Senior Notes due 2029 (included as Exhibit A to the Eighth Supplemental Indenture in Exhibit 4.2)
10.1
Master Repurchase Agreement, dated January 29, 2024, among Flagstar Bank, a national association, Radian Group Inc., a Delaware corporation and Radian Mortgage Capital LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated January 29, 2024, and filed on February 2, 2024)

10.2
Guaranty and Security Agreement dated as of January 29, 2024, made by Radian Mortgage Capital LLC, a Delaware limited liability company, in favor of Flagstar Bank, a national association (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated January 29, 2024, and filed on February 2, 2024)

10.3
Amendment No. 3 to Master Repurchase Agreement, dated April 24, 2024, between Radian Mortgage Capital LLC, Radian Group Inc. and Bank of Montreal including a fully conformed copy of the amended Master Repurchase Agreement as Exhibit A (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated April 24, 2024, and filed on April 24, 2024)

31*	Rule 13a - 14(a) Certifications
32**	Section 1350 Certifications
99.1	Expenses of the Offering (as required by Item 14 of Part II of Form S-3)
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)
*    Filed herewith.
**    Furnished herewith.
+    Management contract, compensatory plan or arrangement

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date:	May 3, 2024	/s/ SUMITA PANDIT
Sumita Pandit
Senior Executive Vice President, Chief Financial Officer

Date:	May 3, 2024	/s/ ROBERT J. QUIGLEY
Robert J. Quigley
Executive Vice President, Controller and Chief Accounting Officer