Form 10-Q
period 2024-06-30
RADIAN GROUP INC
filed 2024-08-02
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 150,418,855 shares of common stock, $0.001 par value per share, outstanding on July 31, 2024.

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

Term	Definition
2012 QSR Agreements	Collectively, the quota share reinsurance agreements entered into with a third-party reinsurance provider in the second and fourth quarters of 2012 to cede on a combined basis a portion of NIW originated between the fourth quarter of 2011 and the fourth quarter of 2014
2016 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in the first quarter of 2016 and subsequently amended in the fourth quarter of 2017 to cede a portion of Single Premium NIW originated between January 1, 2012, and December 31, 2017
2018 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in October 2017 to cede a portion of Single Premium NIW originated between January 1, 2018, and December 31, 2019
2020 Single Premium QSR Agreement	Quota share reinsurance agreement entered into with a panel of third-party reinsurance providers in January 2020 to cede a portion of Single Premium NIW originated between January 1, 2020, and December 31, 2021
2022 QSR Agreement	Quota share reinsurance arrangement entered into with a panel of third-party reinsurance providers to cede, starting July 1, 2022, a portion of NIW, which includes both Recurring Premium Policies and Single Premium Policies, originated between January 1, 2022, and June 30, 2023
2023 QSR Agreement	Quota share reinsurance arrangement entered into with a panel of third-party reinsurance providers to cede, starting July 1, 2023, a portion of NIW, which includes both Recurring Premium Policies and Single Premium Policies, originated between July 1, 2023, and June 30, 2024
2023 XOL Agreement	Excess-of-loss reinsurance arrangement entered into with a panel of third-party reinsurance providers to provide reinsurance on a portion of NIW, which includes both Recurring Premium Policies and Single Premium Policies, originated between October 1, 2021, and March 31, 2022
2024 QSR Agreement	Quota share reinsurance arrangement entered into with a panel of third-party reinsurance providers to cede, starting July 1, 2024, a portion of NIW, which includes both Recurring Premium Policies and Single Premium Policies, originated between July 1, 2024, and June 30, 2025
ABS	Asset-backed securities
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

ASU	Accounting Standards Update, issued by the FASB to communicate changes to GAAP
Available Assets	As defined in the PMIERs, assets primarily including the most liquid assets of a mortgage insurer, and reduced by, among other items, premiums received but not yet earned and reinsurance funds withheld
BMO Master Repurchase Agreement	Uncommitted Master Repurchase Agreement, dated September 28, 2022, and as amended to date, between Bank of Montreal, a Canadian Chartered bank acting through its Chicago Branch, and Radian Mortgage Capital LLC to finance Radian Mortgage Capital’s acquisition of mortgage loans and related mortgage loan assets. The termination date of the BMO Master Repurchase Agreement is currently September 25, 2024.
Claim Denial	Our legal right, under certain conditions, to deny a claim
Claim Severity	The total claim amount paid divided by the original coverage amount
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
Cures	Loans that were in default as of the beginning of a period and are no longer in default primarily because payments were received such that the loan is no longer 60 or more days past due

Term	Definition
Default to Claim Rate	The percentage of defaulted loans that are assumed to result in a claim submission
Eagle Re Issuer(s)	A group of unaffiliated special purpose insurers (VIEs) domiciled in Bermuda, comprising a series of Eagle Re entities related to reinsurance coverage issued starting in 2018
Exchange Act	Securities Exchange Act of 1934, as amended
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank of Pittsburgh
FICO	Fair Isaac Corporation (“FICO”) credit scores, for Radian’s portfolio statistics, represent the borrower’s credit score at origination and, in circumstances where there are multiple borrowers, the lowest of the borrowers’ FICO scores is utilized
Foreclosure Stage Defaulted Loans	Loans in the stage of default in which a foreclosure sale has been scheduled or held
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	Generally accepted accounting principles in the U.S., as amended from time to time
Goldman Sachs Master Repurchase Agreement	Uncommitted Master Repurchase Agreement, effective July 15, 2022, and as amended to date, among Goldman Sachs Bank USA, a national banking institution, Radian Liberty Funding LLC, a Delaware limited liability company, and Radian Mortgage Capital to finance the acquisition of mortgage loans and related mortgage loan assets. The termination date of the Goldman Sachs Master Repurchase Agreement is currently September 14, 2024.
GSE(s)	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
IBNR	Losses incurred but not reported
IIF	Insurance in force, equal to the aggregate unpaid principal balances of the underlying loans
JP Morgan Master Repurchase Agreement	Uncommitted Master Repurchase Agreement, effective January 29, 2024, assigned by Flagstar Bank N.A. to JPMorgan Chase Bank, National Association, as administrative agent, to finance the acquisition of mortgage loans and related mortgage loan assets. The termination date of the JP Morgan Master Repurchase Agreement is January 27, 2025
LAE	Loss adjustment expenses, which include the cost of investigating and adjusting losses and paying claims
LTV	Loan-to-value ratio, calculated as the ratio of the original loan amount to the original value of the property, expressed as a percentage
Master Repurchase Agreements	The Goldman Sachs Master Repurchase Agreement, the BMO Master Repurchase Agreement, and JP Morgan Master Repurchase Agreement, collectively
Minimum Required Asset(s)	A risk-based minimum required asset amount, as defined in the PMIERs, calculated based on net RIF (RIF, net of credits permitted for reinsurance) and a variety of measures related to expected credit performance and other factors
Monthly and Other Recurring Premiums (or Recurring Premium Policies)	Insurance premiums or policies, respectively, where premiums are paid on a monthly or other installment basis, in contrast to Single Premium Policies
Monthly Premium Policies	Insurance policies where premiums are paid on a monthly installment basis
Mortgage Conduit	Radian’s mortgage conduit business, operated primarily through Radian Mortgage Capital, which purchases eligible mortgage loans on the secondary market from residential mortgage lenders with the intent to either sell directly to mortgage investors or distribute into the capital markets through private label securitizations, with the option to hold servicing rights for the loans sold
Mortgage Insurance	Radian’s mortgage insurance business segment, operated primarily through Radian Guaranty, which provides credit-related insurance coverage for the benefit of mortgage lending institutions and mortgage credit investors, principally through private mortgage insurance on residential first-lien mortgage loans, and also offers other credit risk management solutions to our customers
MPP Requirement	Certain states’ statutory or regulatory risk-based capital requirement that the mortgage insurer must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels

Term	Definition
NIW	New insurance written, representing the aggregate original principal amount of the mortgages underlying the Primary Mortgage Insurance
Parent Guarantees	Three separate parent guaranty agreements, entered into by Radian Group in connection with its mortgage conduit business, to guaranty the obligations of certain of its subsidiaries in connection with the Master Repurchase Agreements
Persistency Rate	The percentage of IIF that remains in force over a period of time
PMIERs	Private Mortgage Insurer Eligibility Requirements issued by the GSEs under oversight of the Federal Housing Finance Agency and updated by them from time to time to set forth requirements an approved insurer must meet and maintain to provide mortgage guaranty insurance on loans acquired by the GSEs
PMIERs Cushion	Under PMIERs, Radian Guaranty’s excess of Available Assets over Minimum Required Assets
Pool Mortgage Insurance	Insurance that provides a lender or investor protection against default on a group or “pool” of mortgages, rather than on an individual mortgage loan basis, generally subject to an aggregate exposure limit, or “stop loss” (usually between 1% and 10%), and/or deductible applied to the initial aggregate loan balance of the entire pool, pursuant to the terms of the applicable insurance agreement
Primary Mortgage Insurance	Insurance that provides a lender or investor protection against default on an individual mortgage loan basis, at a specified coverage percentage for each loan, pursuant to the terms of the applicable master policy, which are updated periodically and filed in each of the jurisdictions in which we conduct business
QSR Program	The Single Premium QSR Program, the 2012 QSR Agreements, the 2022 QSR Agreement, the 2023 QSR Agreement and the 2024 QSR Agreement, collectively
Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Group	Radian Group Inc., our insurance holding company
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group and our approved insurer under the PMIERs, through which we provide mortgage insurance products and services
Radian Mortgage Capital	Radian Mortgage Capital LLC, a Delaware limited liability company and an indirect subsidiary of Radian Group, through which we acquire and sell residential mortgage loans
Radian Title Insurance	Radian Title Insurance Inc., an Ohio domiciled insurance company and an indirect subsidiary of Radian Group, through which we offer title insurance and settlement services
RBC States	Risk-based capital states, which are those states that currently impose a statutory or regulatory risk-based capital requirement
Real Estate Services	Radian’s real estate services business, operated primarily through Radian Real Estate Management LLC, which provides residential real estate management, valuation and due diligence services to single family rental investors, the GSEs and mortgage lenders, servicers and investors
Real Estate Technology	Radian’s real estate technology services business, operated primarily through homegenius Real Estate LLC, which is an early-stage digital real estate business providing data, analytics and technology to institutions and consumers
Rescission	Our legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies if we determine that a loan did not qualify for insurance
RIF	Risk in force; for Primary Mortgage Insurance, RIF is equal to the underlying loan unpaid principal balance multiplied by the insurance coverage percentage, whereas for Pool Mortgage Insurance, it represents the remaining exposure under the agreements
Risk-to-capital	Under certain state regulations, a maximum ratio of net RIF calculated relative to the level of statutory capital
RMBS	Residential mortgage-backed securities
RSU	Restricted stock unit
SAP	Statutory accounting principles and practices, including those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended

Term	Definition
Senior Notes due 2024	Our 4.500% unsecured senior notes due October 2024 ($450 million original principal amount)
Senior Notes due 2025	Our 6.625% unsecured senior notes due March 2025 ($525 million original principal amount, of which the outstanding principal amount was redeemed in March 2024)
Senior Notes due 2027	Our 4.875% unsecured senior notes due March 2027 ($450 million original principal amount)
Senior Notes due 2029	Our 6.200% unsecured senior notes due May 2029 ($625 million original principal amount)
Single Premium NIW	NIW on Single Premium Policies
Single Premium Policy / Policies	Insurance policies where premiums are paid in a single payment, which includes policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically shortly after the loans have been originated)
Single Premium QSR Program	The 2016 Single Premium QSR Agreement, the 2018 Single Premium QSR Agreement and the 2020 Single Premium QSR Agreement, collectively
SOFR	Secured Overnight Financing Rate
Statutory RBC Requirement	Risk-based capital requirement imposed by the RBC States, requiring a minimum surplus level and, in certain states, a minimum ratio of statutory capital relative to the level of risk
Title	Radian’s title insurance and settlement services business, operated primarily through Radian Title Insurance and Radian Settlement Services Inc., which serve as a national title insurance underwriter and agency delivering closing and settlement services for purchase, refinance, home equity and default real estate transactions to mortgage lenders and investors, real estate agents, the GSEs and consumers
VIE	Variable interest entity
XOL Program	The credit risk protection obtained by Radian Guaranty in the form of excess-of-loss reinsurance, which indemnifies the ceding company against loss in excess of a specific agreed level, up to a specified limit. The program includes reinsurance agreements with the Eagle Re Issuers in connection with various issuances of mortgage insurance-linked notes, as well as more traditional XOL reinsurance agreements with third-party reinsurers.

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
■the effects of the Enterprise Regulatory Capital Framework, finalized in February 2022, which establishes a new regulatory capital framework for the GSEs, and which, as finalized, increases the capital requirements for the GSEs, and among other things, could impact the GSEs’ operations and pricing as well as the size of the insurable mortgage market;
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

Radian Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per-share amounts)	June 30, 2024	December 31, 2023
Assets
Investments (Notes 5 and 6)
Fixed-maturities available for sale—at fair value (amortized cost of $5,648,303 and $5,599,111)	$5,176,521	$5,188,228
Trading securities—at fair value (amortized cost of $99,005 and $110,484)	91,928	106,423
Equity securities—at fair value (cost of $149,266 and $92,124)	143,314	89,057
Mortgage loans held for sale—at fair value (Note 7)	458,096	32,755
Other invested assets—at fair value	7,422	8,625
Short-term investments—at fair value (includes $98,397 and $149,364 of reinvested cash collateral held under securities lending agreements)	710,868	660,566
Total investments	6,588,149	6,085,654
Cash	13,791	18,999
Restricted cash	1,993	1,066
Accrued investment income	47,607	45,783
Accounts and notes receivable	137,777	123,857
Reinsurance recoverables (includes $174 and $59 for paid losses)	31,064	25,909
Deferred policy acquisition costs	18,566	18,718
Property and equipment, net	56,360	63,822
Prepaid federal income taxes (Note 10)	837,736	750,320
Other assets (Note 9)	396,600	459,805
Total assets	$8,129,643	$7,593,933

Liabilities and stockholders’ equity
Liabilities
Unearned premiums	$206,094	$225,396
Reserve for losses and LAE (Note 11)	357,470	370,148
Senior notes (Note 12)	1,513,782	1,417,781
Secured borrowings (Note 12)	484,665	119,476
Reinsurance funds withheld	135,849	130,564
Net deferred tax liability	656,113	589,564
Other liabilities	293,351	343,199
Total liabilities	3,647,324	3,196,128
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($0.001 par value; 485,000 shares authorized; 2024: 171,898 and 151,148 shares issued and outstanding, respectively; 2023: 173,247 and 153,179 shares issued and outstanding, respectively)	172	173
Treasury stock, at cost (2024: 20,750 shares; 2023: 20,068 shares)	(967,218)	(945,870)
Additional paid-in capital	1,356,341	1,430,594
Retained earnings	4,470,335	4,243,759
Accumulated other comprehensive income (loss) (Note 15)	(377,311)	(330,851)
Total stockholders’ equity	4,482,319	4,397,805
Total liabilities and stockholders’ equity	$8,129,643	$7,593,933
See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2024	2023	2024	2023
Revenues
Net premiums earned (Note 8)	$237,731	$213,429	$473,588	$446,667
Services revenue (Note 4)	13,265	11,797	25,853	22,781
Net investment income (Note 6)	73,766	63,348	142,987	121,801
Net gains (losses) on investments and other financial instruments (includes net realized gains (losses) on investments of $(3,019), $(3,355), $(6,701) and $(8,861)) (Note 6)	(4,487)	(236)	(3,997)	5,349
Other income	872	1,241	2,134	2,833
Total revenues	321,147	289,579	640,565	599,431

Expenses
Provision for losses (Note 11)	(1,745)	(21,632)	(8,779)	(38,561)
Policy acquisition costs	6,522	5,218	13,316	11,511
Cost of services	9,535	10,257	18,862	20,655
Other operating expenses	91,648	89,885	174,284	173,154
Interest expense (Note 12)	27,064	21,805	56,110	43,244
Amortization of other acquired intangible assets	—	1,370	—	2,741
Total expenses	133,024	106,903	253,793	212,744

Pretax income	188,123	182,676	386,772	386,687
Income tax provision	36,220	36,589	82,515	82,843
Net income	$151,903	$146,087	$304,257	$303,844

Net income per share
Basic	$0.99	$0.92	$1.98	$1.91
Diluted	$0.98	$0.91	$1.96	$1.89

Weighted average number of common shares outstanding—basic	153,110	159,010	153,879	159,250
Weighted average number of common and common equivalent shares outstanding—diluted	154,399	160,744	155,271	161,129
See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net income	$151,903	$146,087	$304,257	$303,844
Other comprehensive income (loss), net of tax (Note 15)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected losses has not been recognized	(17,242)	(41,125)	(51,729)	24,729
Less: Reclassification adjustment for net gains (losses) on investments included in net income
Net realized gains (losses) on disposals and non-credit related impairment losses	(2,427)	(4,072)	(5,337)	(8,205)
Net unrealized gains (losses) on investments	(14,815)	(37,053)	(46,392)	32,934
Other adjustments to comprehensive income (loss), net	—	—	(68)	179
Other comprehensive income (loss), net of tax	(14,815)	(37,053)	(46,460)	33,113
Comprehensive income (loss)	$137,088	$109,034	$257,797	$336,957
See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stockholders’ Equity (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Common stock
Balance, beginning of period	$171	$176	$173	$176
Issuance of common stock under incentive and benefit plans	2	1	2	2
Shares repurchased under share repurchase program (Note 14)	(1)	—	(3)	(1)
Balance, end of period	172	177	172	177

Treasury stock
Balance, beginning of period	(946,202)	(931,313)	(945,870)	(930,643)
Repurchases of common stock under incentive plans	(21,016)	(13,719)	(21,348)	(14,389)
Balance, end of period	(967,218)	(945,032)	(967,218)	(945,032)

Additional paid-in capital
Balance, beginning of period	1,390,436	1,515,852	1,430,594	1,519,641
Issuance of common stock under incentive and benefit plans	856	752	2,387	2,857
Share-based compensation	15,228	11,143	24,040	20,405
Shares repurchased under share repurchase program (Note 14)	(50,179)	(4,852)	(100,680)	(20,008)
Balance, end of period	1,356,341	1,522,895	1,356,341	1,522,895

Retained earnings
Balance, beginning of period	4,357,823	3,908,396	4,243,759	3,786,952
Net income	151,903	146,087	304,257	303,844
Dividends and dividend equivalents declared	(39,391)	(38,001)	(77,681)	(74,314)
Balance, end of period	4,470,335	4,016,482	4,470,335	4,016,482

Accumulated other comprehensive income (loss)
Balance, beginning of period	(362,496)	(386,633)	(330,851)	(456,799)
Net unrealized gains (losses) on investments, net of tax	(14,815)	(37,053)	(46,392)	32,934
Other adjustments to other comprehensive income (loss)	—	—	(68)	179
Balance, end of period	(377,311)	(423,686)	(377,311)	(423,686)

Total stockholders’ equity	$4,482,319	$4,170,836	$4,482,319	$4,170,836
See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2024	2023
Cash flows from operating activities
Net income	$304,257	$303,844
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net (gains) losses on investments and other financial instruments	3,997	(5,349)
Purchases of mortgage loans held for sale	(613,469)	(64,508)
Proceeds from sales of mortgage loans held for sale	178,853	—
Proceeds from repayments of mortgage loans held for sale	6,879	8,165
Loss on extinguishment of debt	4,275	—
Amortization of other acquired intangible assets	—	2,741
Depreciation, other amortization, and other impairments, net	34,272	30,093
Deferred income tax provision	78,899	79,869
Change in:
Accrued investment income	(1,824)	(2,557)
Accounts and notes receivable	(13,845)	(18,126)
Reinsurance recoverable	(5,155)	2,654
Deferred policy acquisition costs	152	(812)
Prepaid federal income tax	(87,416)	(66,952)
Other assets	12,445	24,712
Unearned premiums	(19,302)	(24,813)
Reserve for losses and LAE	(12,678)	(47,409)
Reinsurance funds withheld	5,285	2,287
Other liabilities	(31,863)	(34,590)
Net cash provided by (used in) operating activities	(156,238)	189,249

Cash flows from investing activities
Proceeds from sales of:
Fixed-maturities available for sale	300,023	230,081
Trading securities	—	9,122
Equity securities	14,507	45,295
Proceeds from redemptions of:
Fixed-maturities available for sale	429,889	250,764
Trading securities	10,553	1,310
Purchases of:
Fixed-maturities available for sale	(752,250)	(581,433)
Equity securities	(9,101)	(4,426)
Sales, redemptions and (purchases) of:
Short-term investments, net	(66,661)	(30,438)
Other assets and other invested assets, net	1,231	(195)
Additions to property and equipment	(2,624)	(10,113)
Net cash provided by (used in) investing activities	(74,433)	(90,033)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Six Months Ended June 30,
(In thousands)	2024	2023
Cash flows from financing activities
Dividends and dividend equivalents paid	(78,070)	(75,201)
Issuance of common stock	887	1,514
Repurchases of common stock	(100,033)	(20,009)
Issuance of senior notes, net	616,745	—
Redemption of senior notes	(527,079)	—
Change in secured borrowings, net (with terms three months or less)	(69,717)	(12,635)
Proceeds from secured borrowings (with terms greater than three months)	552,681	54,580
Repayments of secured borrowings (with terms greater than three months)	(168,742)	(41,092)
Credit facility commitment fees paid	(282)	(474)
Net cash provided by (used in) financing activities	226,390	(93,317)

Increase (decrease) in cash and restricted cash	(4,281)	5,899
Cash and restricted cash, beginning of period	20,065	56,560
Cash and restricted cash, end of period	$15,784	$62,459
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
Mortgage Insurance
Our Mortgage Insurance segment provides credit-related insurance coverage, principally through private mortgage insurance on residential first-lien mortgage loans, as well as contract underwriting and other credit risk management solutions, to mortgage lending institutions and mortgage credit investors. We provide our mortgage insurance products and services through our wholly owned subsidiary, Radian Guaranty.
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
Our total direct primary mortgage IIF and RIF were $272.8 billion and $71.1 billion, respectively, as of June 30, 2024, compared to $270.0 billion and $69.7 billion, respectively, as of December 31, 2023.
The GSEs and state insurance regulators impose various capital and financial requirements on Radian Guaranty. These include the PMIERs financial requirements, as well as Risk-to-capital and other risk-based capital measures and surplus requirements. Failure to comply with these capital and financial requirements may limit the amount of insurance that Radian Guaranty writes or may prohibit it from writing insurance altogether. The GSEs and state insurance regulators possess significant discretion regarding all aspects of Radian Guaranty’s business. See Note 16 for additional information on PMIERs and other regulatory information.
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
2. Significant Accounting Policies
Basis of Presentation
Our condensed consolidated financial statements are prepared in accordance with GAAP and include the accounts of Radian Group and its subsidiaries. All intercompany accounts and transactions, and intercompany profits and losses, have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation, including a reclassification for the three and six months ended June 30, 2023, of interest expense to net investment income for expenses associated with our securities lending transactions. We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP pursuant to the instructions set forth in Article 10 of Regulation S-X of the SEC.
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
The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for the fair statement of the financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods presented. Such adjustments are of a normal recurring

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
nature. The year-end condensed consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP.
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

Net income per share

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2024	2023	2024	2023
Net income—basic and diluted	$151,903	$146,087	$304,257	$303,844

Average common shares outstanding—basic	153,110	159,010	153,879	159,250
Dilutive effect of share-based compensation arrangements (1)	1,289	1,734	1,392	1,879
Adjusted average common shares outstanding—diluted	154,399	160,744	155,271	161,129

Net income per share
Basic	$0.99	$0.92	$1.98	$1.91
Diluted	$0.98	$0.91	$1.96	$1.89
(1)The following number of shares of our common stock equivalents issued under our share-based compensation arrangements are not included in the calculation of diluted net income per share because their effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Shares of common stock equivalents	64	112	39	86
4. Segment Reporting
In the first quarter of 2024, our Chief Executive Officer (Radian’s chief operating decision maker) made certain changes to the way that he organizes and assesses the performance of our operating segments, which resulted in updates to our quantitative and aggregation analyses in accordance with the accounting standard regarding segment reporting. Whereas in prior years we aggregated our Title, Real Estate Services and Real Estate Technology businesses and reported them as a single reportable segment named homegenius, effective for 2024 we are reporting the results of operations for these individual businesses and our Mortgage Conduit business, none of which meet the reportable segment materiality thresholds, in the All Other category, along with certain corporate and other activities. This reflects the way our Chief Executive Officer is currently managing and evaluating these businesses individually and is aligned with materiality considerations consistent with current accounting guidance.
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
The reconciliation of adjusted pretax operating income (loss) for our reportable segment to consolidated pretax income is as follows.

Reconciliation of adjusted pretax operating income (loss) to consolidated pretax income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Mortgage Insurance adjusted pretax operating income (1)	$198,763	$198,099	$408,613	$412,798
Reconciling items
All Other adjusted pretax operating income (loss)	(6,080)	(13,724)	(13,113)	(28,560)
Net gains (losses) on investments and other financial instruments (2)	(4,438)	(331)	(4,331)	5,174
Amortization and impairment of goodwill and other acquired intangible assets	—	(1,370)	—	(2,741)
Impairment of other long-lived assets and other non-operating items (3)	(122)	2	(4,397)	16
Consolidated pretax income	$188,123	$182,676	$386,772	$386,687
(1)Includes allocated corporate operating expenses and depreciation expense as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Mortgage Insurance
Allocated corporate operating expenses (a)	$43,197	$37,081	$77,706	$71,910
Direct depreciation expense	2,069	2,045	3,992	4,169
(a)Includes immaterial allocated depreciation expense for the three and six months ended June 30, 2024 and 2023.
(2)Excludes certain net gains (losses), if any, on investments and other financial instruments that are attributable to specific operating segments and therefore included in adjusted pretax operating income (loss).
(3)The non-operating loss for the six months ended June 30, 2024, primarily relates to a loss on extinguishment of debt. See Note 12 for more information.
Revenues
The reconciliation of revenues for our reportable segment to consolidated revenues is as follows.

Reconciliation of reportable segment revenues to total revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Mortgage Insurance revenues	$285,983	$260,332	$571,006	$539,698
Reconciling items
All Other (1)	39,722	29,686	74,128	54,762
Net gains (losses) on investments and other financial instruments	(4,438)	(331)	(4,331)	5,174
Elimination of inter-segment revenues	(120)	(108)	(238)	(203)
Total revenues	$321,147	$289,579	$640,565	$599,431
(1)Includes immaterial inter-segment revenues for the three and six months ended June 30, 2024 and 2023.

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
The table below, which represents total services revenue in our condensed consolidated statements of operations for the periods indicated, provides the disaggregation of services revenue by revenue type.

Services revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Mortgage Insurance
Contract underwriting services	$309	$284	$519	$620
All Other
Real Estate Services
Valuation	4,086	3,882	8,561	6,763
Single family rental	2,368	1,619	4,728	4,054
Asset management technology platform	1,223	1,209	2,423	2,375
Real estate owned asset management	1,100	888	2,249	1,800
Other real estate services	—	—	9	1
Title	3,540	3,233	6,113	5,787
Real Estate Technology	639	682	1,251	1,381
Total services revenue	$13,265	$11,797	$25,853	$22,781
Revenue recognized related to services made available to customers and billed is reflected in accounts and notes receivable. Accounts and notes receivable include $7 million and $5 million as of June 30, 2024, and December 31, 2023, respectively, related to services revenue contracts. See Note 2 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for information regarding our accounting policies and the services we offer.
5. Fair Value of Financial Instruments
For discussion of our valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 of Notes to Consolidated Financial Statements in our 2023 Form 10-K.
The following tables include a list of assets and liabilities that are measured at fair value by hierarchy level as of the dates indicated.

Assets and liabilities carried at fair value by hierarchy level

	June 30, 2024
(In thousands)	Level I	Level II	Level III	Total
Investments
Fixed-maturities available for sale
U.S. government and agency securities	$125,468	$9,226	$—	$134,694
State and municipal obligations	—	152,959	—	152,959
Corporate bonds and notes	—	2,409,183	—	2,409,183
RMBS	—	1,060,805	—	1,060,805
CMBS	—	495,615	—	495,615
CLO	—	515,339	—	515,339
Other ABS	—	360,171	—	360,171
Mortgage insurance-linked notes (1)	—	47,755	—	47,755
Total fixed-maturities available for sale	125,468	5,051,053	—	5,176,521

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Assets and liabilities carried at fair value by hierarchy level

	June 30, 2024
(In thousands)	Level I	Level II	Level III	Total
Trading securities
State and municipal obligations	—	57,728	—	57,728
Corporate bonds and notes	—	24,129	—	24,129
RMBS	—	5,440	—	5,440
CMBS	—	4,631	—	4,631
Total trading securities	—	91,928	—	91,928

Equity securities	132,827	3,941	6,546	143,314

Mortgage loans held for sale (2)	—	458,096	—	458,096

Other invested assets (3) (4)	—	—	5,628	5,628

Short-term investments
U.S. government and agency securities	174,339	—	—	174,339
State and municipal obligations	—	3,599	—	3,599
Money market instruments	276,958	—	—	276,958
Corporate bonds and notes	—	95,210	—	95,210
Other ABS	—	12,161	—	12,161
Other investments (5)	—	148,601	—	148,601
Total short-term investments	451,297	259,571	—	710,868

Total investments at fair value (4)	709,592	5,864,589	12,174	6,586,355

Other
Derivative assets	—	4,688	—	4,688
Mortgage servicing rights	—	—	1,561	1,561
Loaned securities (6)
U.S. government and agency securities	23,366	—	—	23,366
State and municipal obligations	—	12	—	12
Corporate bonds and notes	—	104,859	—	104,859
Equity securities	19,861	—	—	19,861
Total assets at fair value (4)	$752,819	$5,974,148	$13,735	$6,740,702

Liabilities
Derivative liabilities (7)	$—	$—	$1,348	$1,348
Total liabilities at fair value	$—	$—	$1,348	$1,348
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
(7)Level III derivative liabilities consist of embedded derivatives related to our XOL Program, which are classified as other liabilities on our condensed consolidated balance sheets. See Note 8 for more information.

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
Activity related to Level III assets and liabilities (including realized and unrealized gains and losses, purchases, sales, issuances, settlements and transfers) was immaterial for the three and six months ended June 30, 2024 and 2023.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets were as follows as of the dates indicated.

Financial instruments not carried at fair value

	June 30, 2024		December 31, 2023
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Company-owned life insurance	$108,875	$108,875	$106,417	$106,417
Senior notes	1,513,782	1,519,639	1,417,781	1,406,118
Secured borrowings
FHLB advances	$62,531	$62,540	$95,277	$95,348
Mortgage loan financing facilities	422,134	422,134	24,199	24,199
Total secured borrowings	$484,665	$484,674	$119,476	$119,547
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
Available for Sale Securities
Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated.

Available for sale securities

	June 30, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Fixed-maturities available for sale
U.S. government and agency securities	$166,275	$—	$(31,581)		$134,694
State and municipal obligations	169,734	87	(16,850)		152,971
Corporate bonds and notes	2,804,815	5,287	(297,211)		2,512,891
RMBS	1,157,427	8,153	(104,775)		1,060,805
CMBS	532,968	33	(37,386)		495,615
CLO	517,651	310	(2,622)		515,339
Other ABS	363,736	843	(4,408)		360,171
Mortgage insurance-linked notes (1)	45,717	2,038	—		47,755
Total securities available for sale, including loaned securities	5,758,323	$16,751	$(494,833)	(2)	5,280,241
Less: loaned securities (3)	110,020				103,720
Total fixed-maturities available for sale	$5,648,303				$5,176,521

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Fixed-maturities available for sale
U.S. government and agency securities	$171,194	$93	$(26,891)		$144,396
State and municipal obligations	158,539	283	(16,037)		142,785
Corporate bonds and notes	2,876,175	12,286	(259,177)		2,629,284
RMBS	1,089,919	8,250	(84,098)		1,014,071
CMBS	605,029	51	(46,697)		558,383
CLO	494,339	63	(6,553)		487,849
Other ABS	286,988	1,608	(4,037)		284,559
Foreign government and agency securities	5,128	—	(41)		5,087
Mortgage insurance-linked notes (1)	47,456	1,540	—		48,996
Total securities available for sale, including loaned securities	5,734,767	$24,174	$(443,531)	(2)	5,315,410
Less: loaned securities (3)	135,656				127,182
Total fixed-maturities available for sale	$5,599,111				$5,188,228
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

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Gross Unrealized Losses and Related Fair Value of Available for Sale Securities
For securities deemed “available for sale” that are in an unrealized loss position and for which an allowance for credit loss has not been established, the following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of June 30, 2024, and December 31, 2023, are loaned securities that are classified as other assets on our condensed consolidated balance sheets, as further described below.

Unrealized losses on fixed-maturities available for sale by category and length of time

	June 30, 2024
	Less Than 12 Months		12 Months or Greater		Total
(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$6,009	$(349)	$119,459	$(31,232)	$125,468	$(31,581)
State and municipal obligations	28,122	(1,216)	92,942	(15,634)	121,064	(16,850)
Corporate bonds and notes	353,929	(6,424)	1,872,436	(290,787)	2,226,365	(297,211)
RMBS	175,512	(2,249)	679,163	(102,526)	854,675	(104,775)
CMBS	13,429	(22)	479,194	(37,364)	492,623	(37,386)
CLO	113,018	(242)	98,002	(2,380)	211,020	(2,622)
Other ABS	137,812	(654)	67,892	(3,754)	205,704	(4,408)
Total	$827,831	$(11,156)	$3,409,088	$(483,677)	$4,236,919	$(494,833)

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$15,650	$(938)	$113,678	$(25,953)	$129,328	$(26,891)
State and municipal obligations	17,154	(551)	104,949	(15,486)	122,103	(16,037)
Corporate bonds and notes	161,924	(1,261)	2,055,113	(257,916)	2,217,037	(259,177)
RMBS	113,506	(1,439)	653,955	(82,659)	767,461	(84,098)
CMBS	8,558	(31)	546,104	(46,666)	554,662	(46,697)
CLO	15,083	(25)	438,294	(6,528)	453,377	(6,553)
Other ABS	49,513	(322)	64,078	(3,715)	113,591	(4,037)
Foreign government and agency securities	—	—	5,087	(41)	5,087	(41)
Total	$381,388	$(4,567)	$3,981,258	$(438,964)	$4,362,646	$(443,531)
There were 1,037 and 1,063 securities in an unrealized loss position at June 30, 2024, and December 31, 2023, respectively. We determined that these unrealized losses were due to non-credit factors and that, as of June 30, 2024, we did not expect to realize a loss for our investments in an unrealized loss position given our intent and ability to hold these investment securities until recovery of their amortized cost basis. See Note 2 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for information regarding our accounting policy for impairments of investments.

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Contractual Maturities
The contractual maturities of fixed-maturities available for sale were as follows.

Contractual maturities of fixed-maturities available for sale

	June 30, 2024
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$93,971	$92,593
Due after one year through five years (1)	1,159,906	1,105,988
Due after five years through 10 years (1)	980,900	890,580
Due after 10 years (1)	906,047	711,395
Asset-backed and mortgage-backed securities (2)	2,617,499	2,479,685
Total	5,758,323	5,280,241
Less: loaned securities	110,020	103,720
Total fixed-maturities available for sale	$5,648,303	$5,176,521
(1)Actual maturities may differ as a result of calls before scheduled maturity.
(2)Includes RMBS, CMBS, CLO, Other ABS and mortgage insurance-linked notes, which are not due at a single maturity date.
Net Investment Income
Net investment income consisted of the following.

Net investment income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Investment income
Fixed-maturities	$57,924	$56,439	$115,183	$109,387
Equity securities	3,067	3,512	5,606	6,444
Mortgage loans held for sale (1)	5,411	574	7,204	768
Short-term investments	8,614	3,976	17,572	7,564
Other (2)	1,504	1,250	3,101	2,325
Gross investment income	76,520	65,751	148,666	126,488
Investment expenses (2)	(2,754)	(2,403)	(5,679)	(4,687)
Net investment income	$73,766	$63,348	$142,987	$121,801
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

Net gains (losses) on investments and other financial instruments

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net realized gains (losses) on investments sold or redeemed (1)
Fixed-maturities available for sale
Gross realized gains	$579	$490	$631	$568
Gross realized losses	(3,413)	(5,644)	(7,148)	(10,954)
Fixed-maturities available for sale, net	(2,834)	(5,154)	(6,517)	(10,386)
Trading securities	(191)	(100)	(191)	(402)
Equity securities	6	1,890	6	1,890
Other investments	—	9	1	37
Net realized gains (losses) on investments sold or redeemed (1)	(3,019)	(3,355)	(6,701)	(8,861)
Change in unrealized gains (losses) on investments sold or redeemed (1)	367	(1,092)	130	253
Impairment losses due to intent to sell	(237)	—	(237)	—

Net unrealized gains (losses) on investments still held (1)
Trading securities	(1,371)	(966)	(3,131)	1,092
Equity securities	(416)	2,204	3,605	4,725
Other investments	(42)	(110)	(55)	(110)
Net unrealized gains (losses) on investments still held (1)	(1,829)	1,128	419	5,707
Total net gains (losses) on investments (1)	(4,718)	(3,319)	(6,389)	(2,901)
Net gains (losses) on mortgage loans held for sale (Note 7) (2)	(50)	94	334	175
Net gains (losses) on other financial instruments (1) (3)	281	2,989	2,058	8,075
Net gains (losses) on investments and other financial instruments	$(4,487)	$(236)	$(3,997)	$5,349
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
Loaned Securities
We participate in a securities lending program whereby we loan certain securities in our investment portfolio to third-party borrowers for short periods of time. Under this program, we had loaned $148 million and $204 million of our investment securities to third parties as of June 30, 2024, and December 31, 2023, respectively, including fixed-maturities, equity securities and short-term investments. Although we report such securities at fair value within other assets on our condensed consolidated balance sheets, rather than within investments, the detailed information we provide in this Note 6 includes these securities.
All of our securities lending agreements are classified as overnight and revolving. Securities collateral on deposit with us from third-party borrowers totaling $55 million and $61 million as of June 30, 2024, and December 31, 2023, respectively, may not be transferred or re-pledged unless the third-party borrower is in default, and is therefore not reflected in our condensed consolidated financial statements.
See Note 5 herein for additional detail on the loaned securities and see Note 6 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for additional information about our accounting policies with respect to our securities lending agreements and the collateral requirements thereunder.

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Other
Our fixed-maturities available for sale include securities totaling $14 million at both June 30, 2024, and December 31, 2023, that are on deposit and serving as collateral with various state regulatory authorities. Our fixed-maturities available for sale also include securities serving as collateral for our FHLB advances. See Note 12 for additional information about our FHLB advances.
7. Mortgage Loans Held for Sale
The carrying value of mortgage loans held for sale owned by Radian Mortgage Capital totaled $458 million and $33 million at June 30, 2024, and December 31, 2023, respectively, and is based on fair value. The estimated fair value of our mortgage loans held for sale is subject to changes in mortgage interest rates from the date we agree to purchase the mortgage loan through the date we agree to sell the mortgage loan. We elected the fair value option for our mortgage loans held for sale to mitigate income statement volatility and allow for consistent treatment of both loans and any associated hedges or derivatives. Net gains (losses) associated with our mortgage loans held for sale and any related hedges are included in net gains (losses) on investments and other financial instruments in our condensed consolidated statements of operations.
As of June 30, 2024, our mortgage loans held for sale consisted of 516 mortgage loans with a total unpaid principal balance of $454 million, related to properties in 39 states and the District of Columbia. The majority of these loans are non-agency loans, with balances in excess of the GSEs’ conforming loan limits and with credit risk characteristics commensurate with the prime jumbo private label securitization market. As of June 30, 2024, none of these loans were greater than ninety days delinquent or in nonaccrual status. Interest earned on mortgage loans held for sale is included in net investment income in our condensed consolidated statements of operations.
Further, as of June 30, 2024, the Company had commitments to purchase and fund additional mortgage loans with a total unpaid principal balance of $391 million. Prior to the settlement and funding of these loan purchases, any unrealized net gains (losses) related to these commitments are recorded as derivative assets or liabilities on our consolidated balance sheets.
The following table reflects the outstanding derivative instruments related to our mortgage loan activity as of the dates indicated.

Derivative instruments

	June 30, 2024			December 31, 2023
	Notional (1)	Fair Value		Notional (1)	Fair Value
(In thousands)		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Forward mortgage loan purchase commitments	$391,434	$132	$—	$83,962	$708	$—
Hedging instruments (2)
Forward RMBS purchase contracts (3)	$516,600	$3,227	$—	$51,100	$715	$817
Interest rate swap futures contracts (4)	59,000	1,329	—	7,300	489	—
(1)Notional amounts provide an indication of the volume of the Company’s derivative capacity. The notional amount is the face amount of our contracts and does not represent our exposure to credit loss and therefore is not reflected on our condensed consolidated balance sheets.
(2)All of the derivatives used for hedging purposes are interest rate derivatives subject to master netting agreements and are considered economic hedges.
(3)Derivative assets include cash collateral receivables of $5 million and $715 thousand as of June 30, 2024, and December 31, 2023, respectively.
(4)Derivative assets include cash collateral receivables of $2 million and $720 thousand as of June 30, 2024, and December 31, 2023, respectively.

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
Included in our net gains (losses) on investments and other financial instruments in our condensed consolidated statements of operations are net gains (losses) related to our mortgage loans and related hedging activities, which consisted of the following.

Net gains (losses) on mortgage loans held for sale

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net realized gains (losses)
Mortgage loans	$(1,252)	$9	$(1,189)	$9
Mortgage loan hedging activities	3,528	77	2,745	(39)
Total realized gains (losses)	2,276	86	1,556	(30)

Mortgage loan servicing rights resulting from loan sales	1,188	—	1,498	—

Change in unrealized gains (losses) on mortgage loans and related derivatives sold or redeemed	155	(91)	(49)	33

Unrealized gains (losses) on mortgage loans and related derivatives still held
Mortgage loans (1)	(1,609)	(167)	(611)	(94)
Mortgage loan hedging activities	(2,060)	266	(2,060)	266
Total net unrealized gains (losses)	(3,669)	99	(2,671)	172
Net gains (losses) on mortgage loans held for sale	$(50)	$94	$334	$175
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

Net interest on mortgage loans held for sale

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Interest income	$5,411	$574	$7,204	$768
Interest expense	5,108	400	6,546	477
Net interest on mortgage loans held for sale	$303	$174	$658	$291
In addition to the debt covenants under its financing facilities, Radian Mortgage Capital is also subject to certain requirements established by state and other regulators and loan purchasers, including Freddie Mac, such as certain minimum net worth and capital requirements. The most restrictive of these financial requirements requires Radian Mortgage Capital to maintain a minimum tangible net worth of $4 million. To the extent these requirements are not met, these parties may exercise certain remedies, which may include, as applicable, prohibiting Radian Mortgage Capital from purchasing, selling, or servicing loans. As of June 30, 2024, Radian Mortgage Capital was in compliance with all such requirements.
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

Reinsurance impacts on net premiums written and earned

	Net Premiums Written				Net Premiums Earned
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Direct
Mortgage insurance	$252,388	$245,448	$502,823	$488,232	$261,418	$256,517	$522,125	$513,044
Title insurance	3,003	2,797	4,951	4,685	3,003	2,797	4,951	4,685
Total direct	255,391	248,245	507,774	492,917	264,421	259,314	527,076	517,729
Ceded
Mortgage insurance (1)	(19,743)	(30,909)	(38,301)	(44,273)	(26,600)	(45,785)	(53,308)	(70,862)
Title insurance	(90)	(100)	(180)	(200)	(90)	(100)	(180)	(200)
Total ceded (1)	(19,833)	(31,009)	(38,481)	(44,473)	(26,690)	(45,885)	(53,488)	(71,062)
Total net premiums	$235,558	$217,236	$469,293	$448,444	$237,731	$213,429	$473,588	$446,667
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

Other reinsurance impacts

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Ceding commissions earned (1)	$6,345	$5,052	$12,458	$10,303
Ceded losses (2)	3,004	(1,218)	5,199	(2,384)
(1)Ceding commissions earned are related to mortgage insurance and are included as an offset to expenses primarily in other operating expenses in our condensed consolidated statements of operations. Deferred ceding commissions of $17 million and $20 million are included in other liabilities on our condensed consolidated balance sheets at June 30, 2024, and December 31, 2023, respectively.
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
As of July 1, 2024, Radian Guaranty is no longer ceding NIW under the 2023 QSR Agreement. As of July 1, 2023, Radian Guaranty is no longer ceding NIW under the 2022 QSR Agreement.
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
As of January 1, 2022, Radian Guaranty is no longer ceding NIW under the Single Premium QSR Program.
The following table sets forth additional details regarding the QSR Program, with RIF ceded as of the dates indicated.

QSR Program (1)

	2023 QSR Agreement	2022 QSR Agreement	2020 Single Premium QSR Agreement	2018 Single Premium QSR Agreement	2016 Single Premium QSR Agreement
NIW policy dates	Jul 1, 2023- Jun 30, 2024	Jan 1, 2022- Jun 30, 2023	Jan 1, 2020- Dec 31, 2021	Jan 1, 2018- Dec 31, 2019	Jan 1, 2012- Dec 31, 2017
Effective date	Jul 1, 2023	Jul 1, 2022	Jan 1, 2020	Jan 1, 2018	Jan 1, 2016
Scheduled termination date	Jun 30, 2034	Jun 30, 2033	Dec 31, 2031	Dec 31, 2029	Dec 31, 2027
Optional termination date (2)	Jul 1, 2027	Jul 1, 2026	Jan 1, 2024	Jan 1, 2022	Jan 1, 2020
Quota share %	22.5%	20%	65%	65%	18% - 57%
Ceding commission %	20%	20%	25%	25%	25%
Profit commission %	Up to 55%	Up to 59%	Up to 56%	Up to 56%	Up to 55%

(In millions)	June 30, 2024
RIF ceded	$2,719	$4,278	$1,657	$697	$927

(In millions)	December 31, 2023
RIF ceded	$1,366	$4,454	$1,783	$739	$982
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
2024 QSR Agreement
In June 2024, Radian Guaranty executed the 2024 QSR Agreement with a panel of third-party reinsurance providers. Under the 2024 QSR Agreement, starting July 1, 2024, we expect to cede 25% of NIW by Radian Guaranty between July 1, 2024, and June 30, 2025, subject to certain conditions, including a limitation on ceded RIF of $4.3 billion over the term of the agreement.
Radian Guaranty will receive a 20% ceding commission for ceded premiums earned pursuant to this transaction. Radian Guaranty will also receive an annual profit commission based on the performance of the loans subject to the agreement during each calendar year, provided that the loss ratio on the subject loans is below 59% for that calendar year. Losses on the ceded risk up to this threshold reduce Radian Guaranty’s profit commission on a dollar-for-dollar basis. Radian Guaranty may discontinue ceding new policies under the agreement at the end of any calendar quarter.
The agreement is scheduled to terminate June 30, 2035. Radian Guaranty has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of July 1, 2028, or at the end of any calendar quarter thereafter, which would result in Radian Guaranty reassuming the related RIF in exchange for a net payment to the reinsurers calculated in accordance with the terms of the agreement. Radian Guaranty also may terminate this agreement prior to the scheduled termination date under certain circumstances, including if one or both of the GSEs no longer grant full PMIERs credit for the reinsurance.
XOL Program
Mortgage Insurance-linked Notes
Radian Guaranty has entered into fully collateralized reinsurance arrangements with the Eagle Re Issuers, as described below. For the respective coverage periods, Radian Guaranty retains the first-loss layer of aggregate losses, as well as any

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
losses in excess of the outstanding reinsurance coverage amounts. The Eagle Re Issuers provide second layer coverage up to the outstanding coverage amounts. For each of these reinsurance arrangements, the Eagle Re Issuers financed their coverage by issuing mortgage insurance-linked notes to eligible capital markets investors in unregistered private offerings.
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
Any remaining mortgage insurance-linked notes issued by Eagle Re 2020-1 Ltd. were paid in full in March 2024, with no material impact to the Company. As a result, Eagle Re 2020-1 Ltd. is no longer providing reinsurance coverage to Radian Guaranty.
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

XOL Program

	Mortgage Insurance-linked Notes (1)			Traditional Reinsurance
(In millions)	Eagle Re 2023-1 Ltd.	Eagle Re 2021-2 Ltd.	Eagle Re 2021-1 Ltd. (2)	2023 XOL Agreement
Issued	October 2023	November 2021	April 2021	October 2023
NIW policy dates	Apr 1, 2022- Dec 31, 2022	Jan 1, 2021- Jul 31, 2021	Aug 1, 2020- Dec 31, 2020	Oct 1, 2021- Mar 31, 2022
Initial RIF	$8,782	$10,758	$11,061	$8,002
Initial coverage	353	484	498	246
Initial first layer retention	287	242	221	240

(In millions)	June 30, 2024
RIF	$8,338	$6,944	$5,584	$7,306
Remaining coverage	353	300	202	189
First layer retention	287	242	221	240

(In millions)	December 31, 2023
RIF	$8,659	$7,651	$6,227	$7,814
Remaining coverage	353	355	250	226
First layer retention	287	242	221	240
(1)Excludes Eagle Re 2020-1 Ltd., which as further discussed above, was terminated in March 2024.
(2)Radian Group purchased $45 million of Eagle Re 2021-1 Ltd. outstanding principal amounts of the respective mortgage insurance-linked notes issued in connection with that reinsurance transaction. On our condensed consolidated balance sheet at June 30, 2024, these notes are included either in fixed-maturities available for sale or, if included in our securities lending program, in other assets. See Notes 5 and 6 for additional information.
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
The amount of monthly reinsurance premiums ceded to the Eagle Re Issuers will fluctuate due to changes in one-month SOFR and changes in money market rates that affect investment income collected on the assets in the reinsurance trusts. As the reinsurance premium will vary based on changes in these rates, we concluded that the reinsurance agreements contain embedded derivatives, which we have accounted for separately as freestanding derivatives and recorded in other assets or other liabilities on our condensed consolidated balance sheets. Changes in the fair value of these embedded derivatives are recorded in net gains (losses) on investments and other financial instruments in our condensed consolidated statements of operations. See Note 5 herein and Note 5 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for more information on our fair value measurements of financial instruments, including our embedded derivatives.
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

Total VIE assets and liabilities of Eagle Re Issuers (1)

(In thousands)	June 30, 2024	December 31, 2023
Eagle Re 2023-1 Ltd.	$353,077	$353,077
Eagle Re 2021-2 Ltd.	299,825	354,947
Eagle Re 2021-1 Ltd.	201,628	250,268
Eagle Re 2020-1 Ltd.	—	6,617
Total	$854,530	$964,909
(1)Assets held by the Eagle Re Issuers are required to be invested in U.S. government money market funds, cash or U.S. Treasury securities. Liabilities of the Eagle Re Issuers consist of their mortgage insurance-linked notes, as described above. Assets and liabilities are equal to each other for each of the Eagle Re Issuers.
Other Collateral
Although we use reinsurance as one of our risk management tools, reinsurance does not relieve us of our obligations to our policyholders. In the event the reinsurers are unable to meet their obligations to us, our insurance subsidiaries would be liable for any defaulted amounts. However, consistent with the PMIERs reinsurer counterparty collateral requirements, the third-party reinsurers to Radian Guaranty have established trusts to help secure our potential cash recoveries. In addition to the total VIE assets of the Eagle Re Issuers discussed above, the amount held in reinsurance trusts was $283 million as of June 30, 2024, compared to $274 million as of December 31, 2023.
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
9. Other Assets
The following table shows the components of other assets as of the dates indicated.

Other assets

(In thousands)	June 30, 2024	December 31, 2023
Loaned securities (Notes 5 and 6)	$148,098	$203,693
Company-owned life insurance (1)	108,875	106,417
Prepaid reinsurance premiums (2)	85,436	100,443
Right-of-use assets	14,025	16,292
Other	40,166	32,960
Total other assets	$396,600	$459,805
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
As of June 30, 2024, and December 31, 2023, our current federal income tax liability was $23 million and $21 million, respectively, which primarily relates to applying the accounting standard for uncertainty in income taxes and is included as a component of other liabilities on our condensed consolidated balance sheets.
As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Internal Revenue Code Section 832(e) for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that, in conjunction with quarterly federal tax payment due dates, we purchase non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. As of June 30, 2024, and December 31, 2023, we held $838 million and $750 million of these bonds, respectively, which are included as prepaid federal income taxes on our condensed consolidated balance sheets. The corresponding deduction of our statutory contingency reserves resulted in the recognition of a net deferred tax liability.
For additional information on our income taxes, including our accounting policies, see Notes 2 and 10 of Notes to Consolidated Financial Statements in our 2023 Form 10-K.
11. Losses and LAE
Our reserve for losses and LAE consisted of the following as of the dates indicated.

Reserve for losses and LAE

(In thousands)	June 30, 2024	December 31, 2023
Primary case	$331,959	$344,235
Primary IBNR and LAE	11,754	12,177
Pool and other	7,494	8,511
Mortgage insurance	351,207	364,923
Title insurance	6,263	5,225
Total reserve for losses and LAE	$357,470	$370,148
Provision for losses consisted of the following.

Provision for losses

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Mortgage insurance	$(1,769)	$(21,623)	$(8,655)	$(38,487)
Title insurance	24	(9)	(124)	(74)
Total provision for losses	$(1,745)	$(21,632)	$(8,779)	$(38,561)
For the periods indicated, the following table presents information relating to our mortgage insurance reserve for losses, including our IBNR reserve and LAE.

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Rollforward of mortgage insurance reserve for losses

	Six Months Ended June 30,
(In thousands)	2024	2023
Balance at beginning of period	$364,923	$420,955
Less: Reinsurance recoverables (1)	25,074	24,727
Balance at beginning of period, net of reinsurance recoverables	339,849	396,228
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	100,986	87,594
Prior years	(109,642)	(126,081)
Total incurred	(8,656)	(38,487)
Deduct: Paid claims and LAE related to:
Current year (2)	91	40
Prior years	8,813	6,138
Total paid	8,904	6,178
Balance at end of period, net of reinsurance recoverables	322,289	351,563
Add: Reinsurance recoverables (1)	28,918	22,118
Balance at end of period	$351,207	$373,681
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
New primary default notices totaled 22,860 for the six months ended June 30, 2024, compared to 20,399 for the six months ended June 30, 2023, representing an increase of 12%. We believe this increase in new primary defaults is mainly due to the natural seasoning of our insured portfolio given the increase in our IIF in recent years and not the result of deteriorating credit performance of the insured portfolio.
Our gross Default to Claim Rate assumption applied to new defaults was 8.0% as of both June 30, 2024, and June 30, 2023, based on our review of trends in Cures and claims paid for our default inventory and taking into consideration the risks and uncertainties associated with the current economic environment.
Our provision for losses during both the first six months of 2024 and 2023 was positively impacted by favorable reserve development on prior year defaults, primarily as a result of more favorable trends in Cures than originally estimated. These Cures have been due primarily to favorable outcomes resulting from positive trends in home price appreciation, which has also contributed to a higher rate of claims that result in no ultimate loss to us and that are withdrawn by servicers as a result. These favorable observed trends for prior year default notices resulted in reductions in our Default to Claim Rate and other reserve assumptions in both 2024 and 2023, including our Claim Severity assumptions in 2024. As the remaining number of defaults has continued to decline, the magnitude of the impact to our provision for losses from reserve development on prior year defaults has declined as well.
Claims Paid
Total claims paid were materially unchanged for the six months ended June 30, 2024, compared to the same period in 2023.
For additional information about our Reserve for Losses and LAE, including our accounting policies, see Notes 2 and 11 of Notes to Consolidated Financial Statements in our 2023 Form 10-K.

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
12. Borrowings and Financing Activities
The carrying value of our debt as of the dates indicated was as follows.

Borrowings

($ in thousands)	Interest rate	June 30, 2024	December 31, 2023
Senior notes
Senior Notes due 2024	4.500%	$449,675	$449,037
Senior Notes due 2025	6.625%	—	522,343
Senior Notes due 2027	4.875%	446,924	446,401
Senior Notes due 2029	6.200%	617,183	—
Total senior notes		$1,513,782	$1,417,781

($ in thousands)	Average interest rate (1)	June 30, 2024	December 31, 2023
Secured borrowings
FHLB advances
FHLB advances due 2024 (2)	5.220%	$40,125	$72,871
FHLB advances due 2025	2.340%	12,684	12,684
FHLB advances due 2026	4.469%	1,835	1,835
FHLB advances due 2027	2.562%	7,887	7,887
Total FHLB advances		62,531	95,277
Mortgage loan financing facilities	7.073%	422,134	24,199
Total secured borrowings		$484,665	$119,476
(1)As of June 30, 2024. See “FHLB Advances” and “Mortgage Loan Financing Facilities” below for more information.
(2)Includes $13 million of floating-rate advances with a weighted average interest rate of 5.542% and 5.602% as of June 30, 2024, and December 31, 2023, respectively, which resets daily based on changes in SOFR.
Interest expense consisted of the following.

Interest expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Senior notes	$21,156	$20,303	$43,284	$40,591
Mortgage loan financing facilities	5,108	400	6,546	477
Loss on extinguishment of debt	—	—	4,275	—
FHLB advances	544	611	1,489	1,356
Revolving credit facility	256	399	516	710
Other	—	92	—	110
Total interest expense	$27,064	$21,805	$56,110	$43,244
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
Following this redemption, there were no remaining principal amounts outstanding on the Senior Notes due 2025 at June 30, 2024.
FHLB Advances
The principal balance of the FHLB advances is required to be collateralized by eligible assets with a fair value that must be maintained generally within a minimum range of 103% to 114% of the amount borrowed, depending on the type of assets pledged. Our fixed-maturities available for sale include securities totaling $66 million and $101 million at June 30, 2024, and December 31, 2023, respectively, which serve as collateral for our FHLB advances to satisfy this requirement.
Mortgage Loan Financing Facilities
Radian Mortgage Capital has entered into the Master Repurchase Agreements to finance the acquisition of residential mortgage loans and related mortgage loan assets. Pursuant to the Master Repurchase Agreements, Radian Mortgage Capital may from time to time sell, and later repurchase, certain residential mortgage loan assets. The maximum borrowing amounts under the Goldman Sachs Master Repurchase Agreement, the BMO Master Repurchase Agreement and the JP Morgan Master Repurchase Agreement are $200 million, $400 million and $150 million, respectively. The Goldman Sachs Master Repurchase Agreement, the BMO Master Repurchase Agreement and the JP Morgan Master Repurchase Agreement are currently scheduled to expire on May 31, 2025, September 25, 2024, and January 27, 2025, respectively.
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
Funds advanced under the Master Repurchase Agreements generally will be calculated as a percentage of the unpaid principal balance or fair value of the residential mortgage loan assets, depending on the credit characteristics of the loans being purchased. Of our mortgage loans held for sale, $456 million and $31 million served as collateral for the Master Repurchase Agreements to support the funds advanced at June 30, 2024, and December 31, 2023, respectively.
Revolving Credit Facility
Radian Group has in place a $275 million unsecured revolving credit facility with a syndicate of bank lenders. As of June 30, 2024, there were no amounts outstanding under this facility.
Debt Covenants and Other Information
As of June 30, 2024, we are in compliance with all of our debt covenants, including for our senior notes. For more information regarding our borrowings and financing activities, including certain terms, covenants and Parent Guarantees

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
provided by Radian Group in connection with particular borrowings, see Note 12 of Notes to Consolidated Financial Statements in our 2023 Form 10-K.
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
Lease Liability
Our lease liability represents the present value of future lease payments over the lease term. Our operating lease liability was $40 million and $45 million as of June 30, 2024, and December 31, 2023, respectively, and is classified in other liabilities on our condensed consolidated balance sheets.
See Note 13 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for further information regarding our commitments and contingencies and our accounting policies for contingencies.
14. Capital Stock
Shares of Common Stock
The following table shows the year-to-date changes in common stock outstanding for each of the periods indicated.

Common stock outstanding

(In thousands)	June 30, 2024	December 31, 2023
Balance at beginning of period	153,179	157,056
Shares repurchased under share repurchase programs	(3,344)	(5,264)
Issuance of common stock under incentive and benefit plans, net of shares withheld for employee taxes	1,313	1,387
Balance at end of period	151,148	153,179
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
In January 2023, Radian Group’s board of directors approved a share repurchase program authorizing the Company to spend up to $300 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. In May 2024, Radian Group’s board of directors approved an extension of the duration of this program to June 2026, as well as a $600 million increase in authorization for this program, bringing the total authorization to repurchase shares up to $900 million, excluding commissions. Radian has implemented a trading plan under Rule 10b5-1 of the Exchange Act.
During the three and six months ended June 30, 2024, the Company purchased 1.6 million and 3.3 million shares at an average price of $31.79 and $29.92 per share, including commissions, respectively. As of June 30, 2024, purchase authority of up to $667 million remained available under this program.

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
Dividends and Dividend Equivalents
In February 2024, Radian Group’s board of directors authorized an increase in the Company’s quarterly dividend from $0.225 to $0.245 per share, beginning with the dividend declared and paid in the first quarter of 2024.
The following table presents the amount of dividends declared and paid, on a per share basis, for each quarter and annual period as indicated.

Dividends declared and paid

	2024	2023
Quarter ended
March 31	$0.245	$0.225
June 30	0.245	0.225
September 30	N/A	0.225
December 31	N/A	0.225
Total annual dividends per share declared and paid	$0.490	$0.900
N/A – Not applicable
Dividend equivalents are accrued on RSUs when dividends are declared on the Company’s common stock and are typically paid upon vesting of the shares. See Note 17 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for information about our dividend equivalents on RSU awards.
Share-Based and Other Compensation Programs
During the second quarter of 2024, certain executive and non-executive officers were granted time-vested and performance-based RSUs to be settled in common stock. The maximum payout of performance-based RSUs at the end of the three-year performance period is 200% of a grantee’s target number of RSUs granted. The vesting of the performance-based RSUs granted to certain executive and non-executive officers is based upon the cumulative growth in Radian’s book value per share over a three-year performance period, adjusted for certain defined items, including our total shareholder return relative to certain peers, and, with the exception of certain retirement-eligible employees, continued service through the vesting date. Performance-based RSUs granted to executive officers are subject to a one-year post-vesting holding period.
The time-vested RSU awards granted to certain executive and non-executive officers in the second quarter of 2024 generally vest in pro rata installments on each of the first three anniversaries of the grant date. In addition, time-vested RSU awards, which are generally subject to one-year cliff vesting, were also granted to non-employee directors. See Note 17 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for additional information regarding the Company’s share-based and other compensation programs.
Information with regard to RSUs to be settled in stock for the periods indicated is as follows.

Rollforward of RSUs

	Performance-Based		Time-Vested
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2023 (1)	2,970,874	$18.28	1,786,615	$18.16
Granted (2)	484,480	$29.32	386,882	$31.25
Performance adjustment (3)	557,957	$—	—	$—
Vested (4)	(1,344,579)	$14.50	(515,951)	$20.44
Forfeited	(5,066)	$24.62	(3,915)	$22.38
Outstanding, June 30, 2024 (1)	2,663,666	$22.62	1,653,631	$20.51
(1)Outstanding RSUs represent shares that have not yet been issued because not all conditions necessary to earn the right to benefit from the instruments have been satisfied. For performance-based awards, the final number of RSUs distributed depends on: (i) the cumulative growth in Radian’s book value per share adjusted for certain defined items over the respective three-year performance period and for the performance-based RSUs granted in 2023, which also include a modifier based on a comparison of our total shareholder return to the

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
total shareholder return of certain of our peers and (ii) with the exception of certain retirement-eligible employees, continued service through the vesting date, which could result in changes to the number of vested RSUs.
(2)For performance-based RSUs, amount represents the number of target shares at grant date.
(3)For performance-based RSUs, amount represents the difference between the number of shares vested at settlement, which can range from 0 to 200% of target depending on results over the applicable performance periods, and the number of target shares at the grant date.
(4)Represents amounts vested during the period, including the impact of performance adjustments for performance-based awards.

Radian Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
15. Accumulated Other Comprehensive Income (Loss)
The following tables show the rollforward of accumulated other comprehensive income (loss) as of the periods indicated.

Rollforward of accumulated other comprehensive income (loss)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(458,856)	$(96,360)	$(362,496)	$(418,799)	$(87,948)	$(330,851)
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	(21,825)	(4,583)	(17,242)	(65,480)	(13,751)	(51,729)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(3,071)	(644)	(2,427)	(6,755)	(1,418)	(5,337)
Net unrealized gains (losses) on investments	(18,754)	(3,939)	(14,815)	(58,725)	(12,333)	(46,392)
Other adjustments to comprehensive income (loss), net	—	—	—	(86)	(18)	(68)
Other comprehensive income (loss)	(18,754)	(3,939)	(14,815)	(58,811)	(12,351)	(46,460)
Balance at end of period	$(477,610)	$(100,299)	$(377,311)	$(477,610)	$(100,299)	$(377,311)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(489,410)	$(102,777)	$(386,633)	$(578,228)	$(121,429)	$(456,799)
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	(52,056)	(10,931)	(41,125)	31,303	6,574	24,729
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(5,154)	(1,082)	(4,072)	(10,386)	(2,181)	(8,205)
Net unrealized gains (losses) on investments	(46,902)	(9,849)	(37,053)	41,689	8,755	32,934
Other adjustments to comprehensive income, net	—	—	—	227	48	179
Other comprehensive income (loss)	(46,902)	(9,849)	(37,053)	41,916	8,803	33,113
Balance at end of period	$(536,312)	$(112,626)	$(423,686)	$(536,312)	$(112,626)	$(423,686)
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

Statutory net income (loss)

	Six Months Ended June 30,
(In thousands)	2024	2023
Radian Guaranty	$388,372	$382,173
Other mortgage insurance subsidiaries	(882)	(261)
Radian Title Insurance	1,015	808

Statutory policyholders’ surplus

(In thousands)	June 30, 2024	December 31, 2023
Radian Guaranty	$686,189	$619,584
Other mortgage insurance subsidiaries	16,773	17,444
Radian Title Insurance	41,936	41,108
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a maximum ratio of net RIF relative to statutory capital, or Risk-to-capital. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, a mortgage insurer must satisfy an MPP Requirement. Radian Guaranty was in compliance with all applicable Statutory RBC Requirements and MPP Requirements in each of the RBC States as of June 30, 2024. Radian Guaranty’s Risk-to-capital was 10.3:1 and 10.4:1 as of June 30, 2024, and December 31, 2023, respectively. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves. Our other mortgage insurance and title insurance subsidiaries were also in compliance with all statutory and counterparty capital requirements as of June 30, 2024.
In addition, in order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. At June 30, 2024, Radian Guaranty, an approved mortgage insurer under the PMIERs, was in compliance with the current PMIERs financial requirements.
State insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations. As of June 30, 2024, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $4.6 billion of our consolidated net assets.
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
Based on its positive unassigned surplus balances during the first half of 2024, Radian Guaranty paid ordinary dividends totaling $300 million to Radian Group in the first half of 2024. Subsequent to the payment of these dividends, as of June 30, 2024, Radian Guaranty had positive unassigned surplus of $186 million.
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
The following analysis of our financial condition and results of operations for the three and six months ended June 30, 2024, provides information that evaluates our financial condition as of June 30, 2024, compared with December 31, 2023, and our results of operations for the three and six months ended June 30, 2024, compared to the same periods last year.
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
Consistent with the trends observed in recent periods, the economic and market conditions impacting our results for the first six months of 2024 remained generally favorable. Interest rates remain elevated, which has benefited our Persistency Rates and net investment income yields, however, this has also contributed to reduced refinance volumes and NIW in our Mortgage Insurance business and lower transaction volumes for certain of our other businesses. Private mortgage insurance industry volumes are impacted by total mortgage origination volumes and the mix between mortgage originations that are for home purchases versus refinancings of existing mortgages. Although it is difficult to project future volumes, recent industry

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
forecasts project a total mortgage origination market for 2024 of approximately $1.7 trillion, which would represent an increase of approximately 12% compared to 2023, but a reduction compared to projections at the beginning of 2024. This decrease in projections for 2024 primarily relates to the change in expectations for the timing for future interest rate decreases. Future interest rate decreases in 2024 are now expected to be less and to occur later, if at all, which would similarly delay any expected decline in mortgage interest rates, and as a result, reduce the overall size of the mortgage market. In light of updated projections, we now estimate that the private mortgage insurance market will be approximately $300 billion in 2024, which is the lower end of our expectations at the beginning of the year. In “Item 1A. Risk Factors” in our 2023 Form 10-K, see “A decrease in the volume of mortgage originations could result in fewer opportunities for us to write new mortgage insurance business and conduct our homegenius businesses” for more information.
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
Recent Developments
On July 31, 2024, Radian Mortgage Capital closed its inaugural private label prime jumbo securitization transaction. The securitization involved the private offering and issuance of $348.9 million of unregistered mortgage pass-through certificates (the “Certificates”) collateralized by residential mortgage loans. At closing, Radian Mortgage Capital retained an interest in certain of the Certificates, and Radian Mortgage Capital and its affiliates (excluding its mortgage insurance affiliates) may hold an interest in the Certificates from time to time. Subject to market and other conditions, Radian Mortgage Capital expects to continue to distribute loans it acquires through private label securitizations on a regular programmatic basis in the future.
On July 30, 2024, Radian Group notified holders of its outstanding 4.500% Senior Notes due 2024 (the “Notes”) that all of the outstanding Notes would be redeemed on September 27, 2024 (the “Redemption Date”), prior to the October 1, 2024 scheduled maturity date. The redemption price will be 100% of the principal amount of the Notes and will be payable together with accrued and unpaid interest on the Notes up to, but excluding, the Redemption Date.
Key Factors Affecting Our Results
The key factors affecting our results are discussed in our 2023 Form 10-K. There have been no material changes to these key factors.
Mortgage Insurance Portfolio
New Insurance Written
We wrote $13.9 billion and $25.4 billion of primary new mortgage insurance in the three and six months ended June 30, 2024, respectively, compared to $16.9 billion and $28.2 billion of NIW in the three and six months ended June 30, 2023, respectively.
Our NIW decreased by 18% and 10% for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, due to a decline in private mortgage insurance penetration as a percentage of the overall mortgage origination market. According to industry estimates, total mortgage origination volume was relatively flat for the three months ended June 30, 2024 and was slightly higher for the six months ended June 30, 2024, both as compared to the comparable periods in 2023, due primarily to a small increase in mortgage refinance activity.

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

NIW

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
NIW	$13,902	$16,946	$25,404	$28,191
Primary risk written	$3,541	$4,383	$6,507	$7,286
Average coverage percentage	25.5%	25.9%	25.6%	25.8%

NIW by loan purpose
Purchases	98.3%	98.6%	97.7%	98.2%
Refinances	1.7%	1.4%	2.3%	1.8%

NIW by premium type
Direct Monthly and Other Recurring Premiums	96.5%	96.5%	96.6%	95.8%
Direct single premiums	3.5%	3.5%	3.4%	4.2%

NIW by FICO score (1)
>=740	69.4%	66.1%	68.5%	64.0%
680-739	25.5%	28.4%	26.2%	30.1%
620-679	5.1%	5.5%	5.3%	5.9%
<=619	0.0%	0.0%	0.0%	0.0%

NIW by LTV (2)
95.01% and above	16.5%	17.9%	16.0%	17.8%
90.01% to 95.00%	37.2%	39.1%	38.8%	39.5%
85.01% to 90.00%	32.4%	29.5%	31.9%	29.2%
85.00% and below	13.9%	13.5%	13.3%	13.5%
(1)For loans with multiple borrowers, the percentage of NIW by FICO score represents the lowest of the borrowers’ FICO scores at origination.
(2)LTV at origination.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Insurance and Risk in Force

Year of origination - IIF (1)

($ in billions)	IIF as of:
By vintage:	June 30, 2024		December 31, 2023		June 30, 2023
2024	$24.9	9.1%	$—	—%	$—	—%
2023	48.4	17.8	50.6	18.7	27.8	10.4
2022	57.6	21.1	60.5	22.4	62.6	23.5
2021	59.5	21.8	65.7	24.3	71.9	26.9
2020	39.2	14.4	45.1	16.7	50.9	19.1
2019	13.2	4.8	14.7	5.4	16.2	6.1
2009 - 2018	22.8	8.4	25.7	9.6	29.2	10.9
2008 & Prior (2)	7.2	2.6	7.7	2.9	8.3	3.1
Total	$272.8	100.0%	$270.0	100.0%	$266.9	100.0%
(1)Policy years represent the original policy years and have not been adjusted to reflect subsequent refinancing activity under the Home Affordable Refinance Program (“HARP”).
(2)Includes loans that were subsequently refinanced under HARP.
Our IIF is the primary driver of the future premiums that we expect to earn over time. IIF increased to $272.8 billion at June 30, 2024, from $270.0 billion at December 31, 2023, reflecting the impact of our NIW offset by policy cancellations and amortization for the first six months of 2024. Our IIF at June 30, 2024, increased 2% as compared to the same period last year.
Historically, there is a close correlation between interest rates and Persistency Rates. Higher interest rate environments generally decrease refinancings, which decrease the cancellation rate of our insurance and positively affect our Persistency Rates. As shown in the table below, our 12-month Persistency Rate at June 30, 2024, increased as compared to June 30, 2023. The increase in our Persistency Rate at June 30, 2024, was primarily attributable to decreased refinance activity due to increases in mortgage interest rates, as compared to the same period in the prior year. As of June 30, 2024, 74% of our IIF had a mortgage note interest rate of 6.0% or less. Given the higher prevailing market mortgage interest rates, which, based on reported industry averages, now exceed these levels, we would expect a continued positive impact on our Persistency Rates. If refinance volume increases, we would expect the Persistency Rate for our portfolio to decrease, reducing the size of our IIF portfolio. See “If the length of time that our mortgage insurance policies remain in force declines, it could result in a decrease in our future revenues” under “Item 1A. Risk Factors” in our 2023 Form 10-K for more information.
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

IIF and RIF

($ in millions)	June 30, 2024	December 31, 2023	June 30, 2023
Primary IIF	$272,827	$269,979	$266,859
Primary RIF	$71,109	$69,710	$68,323
Average coverage percentage	26.1%	25.8%	25.6%

Persistency Rate (12 months ended)	84.3%	84.0%	82.8%
Persistency Rate (quarterly, annualized) (1)	83.5%	85.8%	83.5%

Primary RIF by premium type
Direct Monthly and Other Recurring Premiums	89.5%	88.9%	88.2%
Direct single premiums	10.5%	11.1%	11.8%

Primary RIF by FICO score (2)
>=740	59.2%	58.5%	57.8%
680-739	33.3%	33.9%	34.3%
620-679	7.2%	7.3%	7.5%
<=619	0.3%	0.3%	0.4%

Primary RIF by LTV (3)
95.01% and above	19.2%	18.6%	18.0%
90.01% to 95.00%	48.1%	48.2%	48.4%
85.01% to 90.00%	27.3%	27.1%	26.9%
85.00% and below	5.4%	6.1%	6.7%
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

PMIERs benefit from risk distribution

($ in thousands)	June 30, 2024	December 31, 2023	June 30, 2023
PMIERs impact - reduction in Minimum Required Assets
XOL Program
Mortgage insurance-linked notes	$665,058	$770,335	$537,230
Traditional reinsurance	182,096	218,294	—
Total XOL Program	847,154	988,629	537,230
Other QSR Agreements (1)	491,989	420,989	332,066
Single Premium QSR Program	182,596	193,807	207,571
Total PMIERs impact	$1,521,739	$1,603,425	$1,076,867
Percentage of gross Minimum Required Assets	28.7%	30.6%	21.1%
(1)Consists primarily of 2022 and 2023 QSR Agreements, which include both single and monthly premium policies.
See “Results of Operations—Mortgage Insurance—Revenues—Net Premiums Earned” for information about the impact on premiums earned from each of Radian Guaranty’s reinsurance programs.
Results of Operations—Consolidated
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three and six months ended June 30, 2024, and June 30, 2023, primarily reflect the financial results and performance of our Mortgage Insurance business. See “Results of Operations—Mortgage Insurance” for the operating results of this business segment for the three and six months ended June 30, 2024, compared to the same periods in 2023.
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

Summary results of operations - Consolidated

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
($ in thousands, except per-share amounts)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Revenues
Net premiums earned	$237,731	$213,429	$24,302	$473,588	$446,667	$26,921
Services revenue	13,265	11,797	1,468	25,853	22,781	3,072
Net investment income	73,766	63,348	10,418	142,987	121,801	21,186
Net gains (losses) on investments and other financial instruments	(4,487)	(236)	(4,251)	(3,997)	5,349	(9,346)
Other income	872	1,241	(369)	2,134	2,833	(699)
Total revenues	321,147	289,579	31,568	640,565	599,431	41,134

Expenses
Provision for losses	(1,745)	(21,632)	(19,887)	(8,779)	(38,561)	(29,782)
Policy acquisition costs	6,522	5,218	(1,304)	13,316	11,511	(1,805)
Cost of services	9,535	10,257	722	18,862	20,655	1,793
Other operating expenses	91,648	89,885	(1,763)	174,284	173,154	(1,130)
Interest expense	27,064	21,805	(5,259)	56,110	43,244	(12,866)
Amortization of other acquired intangible assets	—	1,370	1,370	—	2,741	2,741
Total expenses	133,024	106,903	(26,121)	253,793	212,744	(41,049)

Pretax income	188,123	182,676	5,447	386,772	386,687	85
Income tax provision	36,220	36,589	369	82,515	82,843	328
Net income	$151,903	$146,087	$5,816	$304,257	$303,844	$413

Diluted net income per share	$0.98	$0.91	$0.07	$1.96	$1.89	$0.07
Return on equity	13.6%	14.1%	(0.5)%	13.7%	15.0%	(1.3)%

Non-GAAP Financial Measures (1)
Adjusted pretax operating income	$192,683	$184,375	$8,308	$395,500	$384,238	$11,262
Adjusted diluted net operating income per share	$0.99	$0.91	$0.08	$2.01	$1.88	$0.13
Adjusted net operating return on equity	13.6%	14.1%	(0.5)%	14.1%	15.0%	(0.9)%
(1)See “Use of Non-GAAP Financial Measures” below.
Revenues
Net Premiums Earned. Net premiums earned increased for the three and six months ended June 30, 2024, as compared to the same periods in 2023 primarily due to increased ceded premiums earned associated with the tender offers by Eagle Re 2019-1 Ltd. and Eagle Re 2020-1 Ltd. in the second quarter of 2023 to purchase the mortgage insurance-linked notes that supported their reinsurance agreements with Radian Guaranty. See “Results of Operations—Mortgage Insurance—Revenues—Net Premiums Earned” for more information.
Net Investment Income. The increase in net investment income for the three and six months ended June 30, 2024, as compared to the same periods in 2023, is primarily attributable to higher balances of mortgage loans held for sale by Radian

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mortgage Capital and short-term investments. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for comparative detail about net investment income. See “Results of Operations—Mortgage Insurance—Revenues—Net Investment Income” and “Results of Operations—All Other” for more information.
Net Gains (Losses) on Investments and Other Financial Instruments. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for comparative detail about net gains (losses) on investments and other financial instruments by investment category.
Expenses
Provision for Losses. The reduced benefit of the provision for losses for the three and six months ended June 30, 2024, as compared to the same periods in 2023, is primarily driven by a reduction in favorable development on prior period defaults, which impacted our mortgage insurance reserves. See “Results of Operations—Mortgage Insurance—Expenses—Provision for Losses” for more information.
Other Operating Expenses. Other operating expenses increased for the three and six months ended June 30, 2024, as compared to the same periods in 2023. See “Results of Operations—Mortgage Insurance—Expenses—Other Operating Expenses” for more information.
Interest Expense. The increase in interest expense for the three and six months ended June 30, 2024, as compared to the same periods in 2023, is primarily due to: (i) an increase in secured borrowings under our mortgage loan financing facilities and (ii) the net impact of the March 2024 issuance and redemption of the Senior Notes due 2029 and Senior Notes due 2025, respectively. The six months ended June 30, 2024, was also impacted by a $4 million loss on extinguishment of debt related to the redemption of the Senior Notes due 2025 in March 2024. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional detail about our interest expense.
Income Tax Provision
Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year and reflects the impact of discrete tax effects in the period in which they occur.
Our effective tax rate for the three and six months ended June 30, 2024, was 19.3% and 21.3%, respectively, as compared to 20.0% and 21.4% for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2024 and 2023, the effects of non-deductible executive compensation expense, state income taxes, and the vesting of RSUs were the primary drivers of the difference in our effective tax rate compared to the federal statutory rate.
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

Reconciliation of consolidated pretax income to consolidated adjusted pretax operating income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Consolidated pretax income	$188,123	$182,676	$386,772	$386,687
Less: income (expense) items
Net gains (losses) on investments and other financial instruments (1)	(4,438)	(331)	(4,331)	5,174
Amortization and impairment of goodwill and other acquired intangible assets	—	(1,370)	—	(2,741)
Impairment of other long-lived assets and other non-operating items (2)	(122)	2	(4,397)	16
Total adjusted pretax operating income (3)	$192,683	$184,375	$395,500	$384,238
(1)Excludes certain net gains (losses), if any, on investments and other financial instruments that are attributable to specific operating segments and therefore included in adjusted pretax operating income (loss).
(2)The non-operating loss for the six months ended June 30, 2024, primarily relates to a loss on extinguishment of debt. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.
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

Reconciliation of diluted net income per share to adjusted diluted net operating income per share

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Diluted net income per share	$0.98	$0.91	$1.96	$1.89
Less: per-share impact of reconciling income (expense) items
Net gains (losses) on investments and other financial instruments	(0.03)	—	(0.03)	0.03
Amortization and impairment of goodwill and other acquired intangible assets	—	(0.01)	—	(0.02)
Impairment of other long-lived assets and other non-operating items	—	—	(0.03)	—
Income tax (provision) benefit on reconciling income (expense) items (1)	—	—	0.02	0.01
Difference between statutory and effective tax rates	0.02	0.01	(0.01)	(0.01)
Per-share impact of reconciling income (expense) items	(0.01)	—	(0.05)	0.01
Adjusted diluted net operating income per share (1)	$0.99	$0.91	$2.01	$1.88
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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of return on equity to adjusted net operating return on equity

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Return on equity (1)	13.6%	14.1%	13.7%	15.0%
Less: impact of reconciling income (expense) items (2)
Net gains (losses) on investments and other financial instruments	(0.4)	—	(0.2)	0.3
Amortization and impairment of goodwill and other acquired intangible assets	—	(0.1)	—	(0.1)
Impairment of other long-lived assets and other non-operating items	—	—	(0.2)	—
Income tax (provision) benefit on reconciling income (expense) items (3)	0.1	(0.1)	0.1	(0.1)
Difference between statutory and effective tax rates	0.3	0.2	(0.1)	(0.1)
Impact of reconciling income (expense) items	—	—	(0.4)	—
Adjusted net operating return on equity (3)	13.6%	14.1%	14.1%	15.0%
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
The following table summarizes our Mortgage Insurance segment’s results of operations for the periods indicated.

Summary results of operations - Mortgage Insurance

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
(In thousands)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Revenues
Net premiums written	$232,645	$214,540	$18,105	$464,522	$443,959	$20,563
(Increase) decrease in unearned premiums	2,173	(3,808)	5,981	4,295	(1,777)	6,072
Net premiums earned	234,818	210,732	24,086	468,817	442,182	26,635
Services revenue	309	284	25	519	620	(101)
Net investment income	50,102	48,070	2,032	99,676	94,063	5,613
Other income	754	1,246	(492)	1,994	2,833	(839)
Total revenues	285,983	260,332	25,651	571,006	539,698	31,308

Expenses
Provision for losses	(1,769)	(21,623)	(19,854)	(8,655)	(38,487)	(29,832)
Policy acquisition costs	6,522	5,218	(1,304)	13,316	11,511	(1,805)
Cost of services	156	143	(13)	309	384	75
Other operating expenses	60,354	57,090	(3,264)	112,133	110,725	(1,408)
Interest expense	21,957	21,405	(552)	45,290	42,767	(2,523)
Total expenses	87,220	62,233	(24,987)	162,393	126,900	(35,493)

Adjusted pretax operating income (1)	$198,763	$198,099	$664	$408,613	$412,798	$(4,185)
(1)Our senior management uses adjusted pretax operating income as our primary measure to evaluate the fundamental financial performance of our business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Revenues
Net Premiums Earned. Net premiums earned increased for the three and six months ended June 30, 2024, as compared to the same periods in 2023, primarily due to increased ceded premiums earned associated with the tender offers by Eagle Re 2019-1 Ltd. and Eagle Re 2020-1 Ltd. in the second quarter of 2023 to purchase the mortgage insurance-linked notes that supported their reinsurance agreements with Radian Guaranty and, to a lesser extent, an increase in direct premiums earned in 2024, due primarily to higher IIF.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The table below provides additional information about the components of mortgage insurance net premiums earned for the periods indicated, including the effects of our reinsurance programs.

Net premiums earned

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
(In thousands, except as otherwise indicated)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Direct
Premiums earned, excluding revenue from cancellations	$259,342	$252,537	$6,805	$517,935	$503,703	$14,232
Single Premium Policy cancellations	2,076	3,980	(1,904)	4,190	9,341	(5,151)
Direct	261,418	256,517	4,901	522,125	513,044	9,081
Ceded
Premiums earned, excluding revenue from cancellations (1)	(39,925)	(57,916)	17,991	(78,922)	(93,442)	14,520
Single Premium Policy cancellations (2)	732	(1,114)	1,846	620	(2,586)	3,206
Profit commission—other (3)	12,593	13,245	(652)	24,994	25,166	(172)
Ceded premiums, net of profit commission	(26,600)	(45,785)	19,185	(53,308)	(70,862)	17,554
Total net premiums earned	$234,818	$210,732	$24,086	$468,817	$442,182	$26,635
				2.0	2.0
In force portfolio premium yield (in basis points) (4)	38.2	38.2	0.0	38.2	38.2	0.0
Direct premium yield (in basis points) (5)	38.5	38.8	(0.3)	38.5	38.9	(0.4)
Net premium yield (in basis points) (6)	34.5	31.9	2.6	34.5	33.5	1.0
Average primary IIF (in billions) (7)	$271.9	$264.2	$7.7	$271.4	$263.9	$7.5
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
(3)Represents the profit commission from the Single Premium QSR Program, 2022 QSR Agreement and 2023 QSR Agreement, excluding the impact of Single Premium Policy cancellations.
(4)Calculated by dividing annualized direct premiums earned, excluding revenue from cancellations, by average primary IIF.
(5)Calculated by dividing annualized direct premiums earned, by average primary IIF.
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

Ceded premiums earned

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
XOL Program
Mortgage insurance-linked notes (1)	$9,470	$36,683	$19,528	$52,842
Traditional reinsurance	2,169	—	4,533	—
Total XOL Program	11,639	36,683	24,061	52,842
Other QSR Agreements (2)	12,686	7,790	24,780	14,638
Single Premium QSR Program	2,275	1,312	4,467	3,382
Total ceded premiums earned (3)	$26,600	$45,785	$53,308	$70,862

Percentage of total direct and assumed premiums earned	10.2%	17.8%	10.2%	13.8%
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
(2)Consists primarily of 2022 and 2023 QSR Agreements.
(3)Does not include the benefit from ceding commissions from the reinsurance agreements in our QSR Program, which is primarily included in other operating expenses in our condensed consolidated statements of operations. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Net Investment Income. Higher investment balances and increasing yields from higher interest rates were the primary drivers of the increases in net investment income for the three and six months ended June 30, 2024, as compared to the same periods in 2023.
The following table provides information related to our Mortgage Insurance subsidiaries’ investment balances and investment yields for the periods indicated.

Investment balances and yields

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
($ in thousands)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Investment income	$52,528	$49,871	$2,657	$104,338	$97,680	$6,658
Investment expenses	(2,426)	(1,801)	(625)	(4,662)	(3,617)	(1,045)
Net investment income	$50,102	$48,070	$2,032	$99,676	$94,063	$5,613

Average investments (1)	$5,450,086	$5,316,498	$133,588	$5,411,203	$5,295,685	$115,518
Average investment yield (2)	3.7%	3.6%	0.1%	3.7%	3.6%	0.1%
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

Provision for losses

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
($ in thousands, except reserve per new default)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Current period defaults (1)	$47,918	$41,223	$(6,695)	$100,986	$87,594	$(13,392)
Prior period defaults (2)	(49,687)	(62,846)	(13,159)	(109,641)	(126,081)	(16,440)
Total provision for losses	$(1,769)	$(21,623)	$(19,854)	$(8,655)	$(38,487)	$(29,832)

Loss ratio (3)	(0.8)%	(10.3)%	(9.5)%	(1.8)%	(8.7)%	(6.9)%
Reserve per new default (4)	$4,315	$4,217	$(98)	$4,418	$4,294	$(124)
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
Current period new primary defaults increased by 14% and 12% for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, as shown below, which is consistent with the natural seasoning of the portfolio given the increase in our IIF in recent years. Our gross Default to Claim Rate assumption for new primary defaults was 8.0% at both June 30, 2024 and 2023, as we continue to closely monitor the trends in Cures and claims paid for our default inventory, while also weighing the risks and uncertainties associated with the current economic environment.
Our provision for losses during the three and six months ended June 30, 2024, and the same periods in 2023, was positively impacted by favorable reserve development on prior period defaults, primarily as a result of more favorable trends in Cures than originally estimated. These Cures have been due primarily to favorable outcomes resulting from positive trends in home price appreciation, which has also contributed to a higher rate of claims that result in no ultimate loss and that are withdrawn by servicers as a result. These favorable observed trends resulted in reductions in our Default to Claim Rate and other reserve adjustments for prior year default notices.
See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements herein for additional information, as well as Notes 1 and 11 of Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” in our 2023 Form 10-K.
Our primary default rate as a percentage of total insured loans at June 30, 2024, was 2.0% compared to 2.2% at December 31, 2023. The following table shows a rollforward of our primary loans in default.

Rollforward of primary loans in default

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning default inventory	20,850	20,748	22,021	21,913
New defaults	11,104	9,775	22,860	20,399
Cures (1)	(11,472)	(10,518)	(24,280)	(22,204)
Claims paid	(185)	(91)	(277)	(171)
Rescissions and Claim Denials (2)	(21)	(34)	(48)	(57)
Ending default inventory	20,276	19,880	20,276	19,880
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

Primary loans in default - additional information

	June 30, 2024
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 2nd Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments
Three payments or less	10,245	50.5%	20	41.9%	$96,422	29.0%
Four to eleven payments	6,466	31.9	287	29.6	123,529	37.2
Twelve payments or more	3,163	15.6	670	16.6	92,451	27.9
Pending claims	402	2.0	N/A	27.2	19,557	5.9
Total	20,276	100.0%	977		331,959	100.0%
LAE					10,025
IBNR					1,729
Total primary reserve (1)					$343,713

	December 31, 2023
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	#	%	$	%
Missed payments
Three payments or less	11,054	50.2%	25	36.2%	$94,856	27.5%
Four to eleven payments	7,147	32.5	298	27.2	119,330	34.7
Twelve payments or more	3,438	15.6	699	17.3	111,141	32.3
Pending claims	382	1.7	N/A	30.6	18,908	5.5
Total	22,021	100.0%	1,022		344,235	100.0%
LAE					10,397
IBNR					1,780
Total primary reserve (1)					$356,412
N/A – Not applicable
(1)    Excludes pool and other reserves. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
We develop our Default to Claim Rate estimates based primarily on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was 26% and 25% as of June 30, 2024, and December 31, 2023, respectively. See Note 11 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for additional details about our Default to Claim Rate assumptions.
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

Claims paid

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net claims paid (1)
Primary	$2,896	$2,353	$5,150	$4,238
Pool and other	21	(329)	6	(350)
Subtotal	2,917	2,024	5,156	3,888
LAE	1,048	1,139	2,196	2,290
Commutations and settlements (2)	1,552	—	1,552	—
Total net claims paid	$5,517	$3,163	$8,904	$6,178

Average net primary claim paid (1) (3)	$36.5	$18.9	$29.0	$20.2
Average direct primary claim paid (3) (4)	$38.0	$25.3	$29.8	$24.2
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
Other Operating Expenses. The increase in other operating expenses for the three and six months ended June 30, 2024, as compared to the same periods in 2023, is primarily due to an increase in variable and share-based compensation expense and severance related expense, partially offset by a reduction in general operating expenses related to expense savings actions implemented during the past year, as well as an increase in the benefit from ceding commissions under Radian Guaranty’s QSR Program. Share-based compensation expense for the three and six months ended June 30, 2024, includes $8 million of costs recognized on RSUs granted to retirement eligible grantees during the second quarter of 2024, as compared to $3 million for the same periods in 2023. Because no further service is required from retirement eligible grantees to satisfy vesting conditions for their awards, we recognize the full compensation costs as of the grant date for retirement eligible grantees. See Note 17 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for additional information about our share-based compensation programs.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table shows additional information about Mortgage Insurance other operating expenses, for the periods indicated.

Other operating expenses

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
($ in thousands)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Direct
Salaries and other base employee expenses	$11,336	$10,523	$(813)	$22,193	$22,069	$(124)
Variable and share-based incentive compensation	4,853	4,386	(467)	9,810	8,553	(1,257)
Other general operating expenses	6,925	9,923	2,998	14,025	17,645	3,620
Ceding commissions	(5,957)	(4,824)	1,133	(11,601)	(9,452)	2,149
Total direct	17,157	20,008	2,851	34,427	38,815	4,388
Allocated (1)
Salaries and other base employee expenses	15,713	12,447	(3,266)	28,541	$23,278	(5,263)
Variable and share-based incentive compensation	12,684	9,082	(3,602)	20,645	18,221	(2,424)
Other general operating expenses	14,800	15,553	753	28,520	30,411	1,891
Total allocated	43,197	37,082	(6,115)	77,706	71,910	(5,796)
Total other operating expenses	$60,354	$57,090	$(3,264)	$112,133	$110,725	$(1,408)

Expense ratio (2)	28.5%	29.6%	1.1%	26.8%	27.6%	0.8%
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
The following table summarizes our All Other results of operations for the periods indicated.

Summary results of operations - All Other

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
(In thousands)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Revenues
Net premiums earned	$2,913	$2,697	$216	$4,771	$4,485	$286
Services revenue	13,064	11,617	1,447	25,557	22,360	3,197
Net investment income	23,664	$15,278	$8,386	43,311	27,738	15,573
Net gains (losses) on investments and other financial instruments	(49)	95	(144)	334	175	159
Other income	130	(1)	131	155	4	151
Total revenues	39,722	29,686	10,036	74,128	54,762	19,366

Expenses
Provision for losses	24	(9)	33	(124)	(74)	50
Cost of services	9,379	10,114	735	18,553	20,271	1,718
Other operating expenses	31,292	32,905	1,613	62,267	62,648	381
Interest expense	5,107	400	(4,707)	6,545	477	(6,068)
Total expenses	45,802	43,410	(2,326)	87,241	83,322	(3,919)

Adjusted pretax operating income (loss) (1)	$(6,080)	$(13,724)	$7,644	$(13,113)	$(28,560)	$15,447
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
Liquidity and Capital Resources
Consolidated Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Summary cash flows - Consolidated

	Six Months Ended June 30,
(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(156,238)	$189,249
Investing activities	(74,433)	(90,033)
Financing activities	226,390	(93,317)
Increase (decrease) in cash and restricted cash	$(4,281)	$5,899
Operating Activities. Our most significant source of operating cash flows is from premiums received from our mortgage insurance policies, while our most significant uses of operating cash flows are typically for our operating expenses and claims

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
paid on our mortgage insurance policies and taxes. In addition, our operating activities also include Radian Mortgage Capital’s purchases, sales and repayments of mortgage loans held for sale, which can fluctuate from period to period. The increase in cash used in operating activities in the six months ended June 30, 2024, as compared to cash provided by operating activities in the same period in 2023, is primarily due to increases in net purchases of mortgage loans held for sale, which increased from $56 million in the first six months of 2023 to $428 million for the same period in 2024.
Investing Activities. Net cash used in investing activities decreased slightly for the six months ended June 30, 2024, as compared to the same period in 2023. Cash used in investing activities was primarily from cash provided by operating activities other than net cash used for purchases of mortgage loans held for sale, which were primarily funded by financing activities as described below. Our cash used for investing for the six months ended June 30, 2024, included activities primarily for net purchases of short-term investments and fixed-maturities available for sale.
Financing Activities. For the six months ended June 30, 2024, our primary financing activities impacting cash included: (i) an increase in secured borrowings, primarily related to funding from mortgage loan financing facilities, which increased from $47 million in the first six months of 2023 to $398 million for the same period in 2024, and (ii) the issuance and redemption of certain of our senior notes. These net increases were partially offset by: (i) repurchases of our common stock and (ii) payment of dividends. See Notes 12 and 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our borrowings and share repurchases, respectively.
See “Item 1. Financial Statements (Unaudited)—Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.
Liquidity Analysis—Holding Company
Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. At June 30, 2024, Radian Group had available, either directly or through unregulated subsidiaries, unrestricted cash and liquid investments of $1.2 billion. Available liquidity at June 30, 2024, excludes certain additional cash and liquid investments that have been advanced to Radian Group from our subsidiaries to pay for corporate expenses and interest payments. Total liquidity, which includes our undrawn $275 million unsecured revolving credit facility, as described below, was $1.5 billion as of June 30, 2024.
During the six months ended June 30, 2024, Radian Group’s available liquidity increased by $198 million, due primarily to $300 million in ordinary dividends received from Radian Guaranty and the net impact of the issuance of the Senior Notes due 2029 and the redemption of the Senior Notes due 2025, partially offset primarily by payments for dividends and share repurchases, as described below.
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
Radian Group has in place a $275 million unsecured revolving credit facility with a syndicate of bank lenders. Subject to certain limitations, borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to our insurance and other subsidiaries as well as growth initiatives. At June 30, 2024, the full $275 million remains undrawn and available under the facility. See Note 12 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for additional information on the unsecured revolving credit facility.
In connection with our Mortgage Conduit business, Radian Mortgage Capital has entered into the Master Repurchase Agreements. As of June 30, 2024, Radian Group has entered into three separate Parent Guarantees to guaranty the obligations under the Master Repurchase Agreements. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information. In addition to financing the acquisition of mortgage loan assets under the Master Repurchase Agreements, Radian Mortgage Capital may fund such purchases directly using capital contributed from Radian Group.
We expect Radian Group’s principal liquidity demands for the next 12 months to be: (i) the payment of $450 million principal amount of our outstanding Senior Notes due 2024; (ii) the payment of corporate expenses, including taxes; (iii) interest payments on our outstanding debt obligations; (iv) the payment of quarterly dividends on our common stock, which are currently $0.245 per share, and which remain subject to approval by our board of directors and our ongoing assessment of our financial condition and potential needs related to the execution and implementation of our business plans and strategies; (v) the potential continued repurchases of shares of our common stock pursuant to share repurchase authorizations, as described below; and (vi) investments to support our business strategy, including capital contributions to our subsidiaries.
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
Share Repurchases. During the six months ended June 30, 2024, the Company repurchased 3.3 million shares of Radian Group common stock under a program authorized by Radian Group’s board of directors, at a total cost of $100 million, including commissions. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase programs.
Dividends and Dividend Equivalents. In February 2024, Radian Group’s board of directors authorized an increase to the Company’s quarterly dividend from $0.225 to $0.245 per share. Based on our outstanding shares of common stock, we expect to require approximately $148 million in the aggregate to pay dividends for the next 12 months, plus an incremental amount for dividend equivalents that will fluctuate based on final shares vested under our performance-based RSU programs. So long as no default or event of default exists under our revolving credit facility or the Parent Guarantees, Radian Group is not subject to any legal or contractual limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details. The declaration and payment of future quarterly dividends remains subject to the board of directors’ discretion and determination.
Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding debt obligations. Corporate expenses and interest expense on Radian Group’s debt obligations allocated under these arrangements during the six months ended June 30, 2024, of $86 million and $44 million, respectively, were substantially all reimbursed by its subsidiaries. We expect substantially all of our holding company expenses to continue to be reimbursed by our subsidiaries under our expense-sharing arrangements. The expense-sharing arrangements between Radian Group and its mortgage insurance subsidiaries, as amended, have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.
Taxes. Pursuant to our tax-sharing agreements, our operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if they were not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may pay to or receive from its operating subsidiaries amounts that differ from Radian Group’s consolidated federal tax payment obligation. Radian Group received $8 million of tax-sharing agreement payments from its subsidiaries during the six months ended June 30, 2024.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Capitalization—Holding Company
The following table presents our holding company capital structure.

Capital structure

(In thousands, except per-share amounts and ratios)	June 30, 2024	December 31, 2023
Debt
Senior Notes due 2024	$450,000	$450,000
Senior Notes due 2025	—	525,000
Senior Notes due 2027	450,000	450,000
Senior Notes due 2029	625,000	—
Deferred debt costs on senior notes	(11,218)	(7,219)
Revolving credit facility	—	—
Total	1,513,782	1,417,781
Stockholders’ equity	4,482,319	4,397,805
Total capitalization	$5,996,101	$5,815,586
Holding company debt-to-capital ratio (1)	25.2%	24.4%

Shares outstanding	151,148	153,179
Book value per share	$29.66	$28.71
(1)Calculated as carrying value of senior notes, which were issued and are owed by our holding company, divided by carrying value of senior notes and stockholders’ equity. This holding company ratio does not include the effects of amounts owed by our subsidiaries related to secured borrowings.
Stockholders’ equity increased by $85 million from December 31, 2023, to June 30, 2024. The net increase in stockholders’ equity for the six months ended June 30, 2024, resulted primarily from our net income of $304 million, partially offset by: (i) share repurchases of $100 million, excluding related excise taxes due; (ii) dividend and dividend equivalents of $78 million; and (iii) a net increase in unrealized losses on investment securities of $46 million as a result of increases in market interest rates during the period. As of June 30, 2024, we did not expect to realize a loss for our investments in an unrealized loss position given our intent and ability to hold these investment securities until recovery of their amortized cost basis.
The increase in book value per share from $28.71 at December 31, 2023, to $29.66 at June 30, 2024, is primarily due to an increase of $1.99 per share attributable to our net income for the six months ended June 30, 2024, partially offset primarily by: (i) a decrease of $0.51 per share attributable to dividends and dividend equivalents and (ii) a decrease of $0.30 per share due to a net increase in unrealized losses in our available for sale securities, recorded in accumulated other comprehensive income.
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
Other principal demands for liquidity in our Mortgage Insurance business are expected to include: (i) expenses (including those allocated from Radian Group); (ii) repayments of FHLB advances; (iii) distributions from Radian Guaranty to Radian Group, including returns of capital or recurring ordinary dividends, as discussed below; and (iv) taxes, including potential additional purchases of U.S. Mortgage Guaranty Tax and Loss Bonds. See Notes 10 and 16 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for additional information related to these non-interest-bearing instruments.
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
As of June 30, 2024, Radian Guaranty maintained claims paying resources of $6.1 billion on a statutory basis, which consist of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves. In addition, our reinsurance programs are designed to provide additional claims-paying resources during times of economic stress and elevated losses. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Radian Guaranty’s Risk-to-capital as of June 30, 2024, was 10.3 to 1. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements. At June 30, 2024, Radian Guaranty had statutory policyholders’ surplus of $686 million. This balance includes an $838 million benefit from U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury, which mortgage guaranty insurers such as Radian Guaranty may purchase in order to be eligible for a tax deduction, subject to certain limitations, related to amounts required to be set aside in statutory contingency reserves. See Note 16 of Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” in our 2023 Form 10-K for more information.
Radian Guaranty currently is an approved mortgage insurer under the PMIERs. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. At June 30, 2024, Radian Guaranty’s Available Assets under the PMIERs financial requirements totaled $6.0 billion, resulting in a PMIERs Cushion of $2.2 billion, or 59%, over its Minimum Required Assets. Those amounts compare to Available Assets of $5.9 billion and a PMIERs cushion of $2.3 billion, or 62%, at December 31, 2023.
Despite holding assets above the minimum statutory capital thresholds and PMIERs financial requirements, the ability of Radian’s mortgage insurance subsidiaries to pay dividends on their common stock is restricted by certain provisions of the insurance laws of Pennsylvania, their state of domicile. Under Pennsylvania’s insurance laws, ordinary dividends and other distributions may only be paid out of an insurer’s positive unassigned surplus unless the Pennsylvania Insurance Department approves the payment of dividends or other distributions from another source. Radian Guaranty paid ordinary dividends to Radian Group of $100 million in the first quarter of 2024 and $200 million in the second quarter of 2024 and expects to maintain the ability to pay additional ordinary dividends during the remainder of 2024. See Note 16 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for additional information on our statutory dividend restrictions and contingency reserve requirements.
Radian Guaranty is a member of the FHLB. As a member, it may borrow from the FHLB, subject to certain conditions, which include requirements to post collateral and to maintain a minimum investment in FHLB stock. Advances from the FHLB may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing for general cash management and liquidity purposes. As of June 30, 2024, there were $63 million of FHLB advances outstanding. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
All Other
Additional capital support may also be required for potential investments in our other business initiatives to support our strategy of growing our businesses. During the six months ended June 30, 2024, Radian Group made $47 million of additional equity contributions to support our Title, Real Estate Services and Real Estate Technology businesses. During that same period, Radian Group also made $15 million of additional equity contributions to support our Mortgage Conduit business.
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
Mortgage loans held for sale increased from $33 million at December 31, 2023, to $458 million at June 30, 2024. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for more information on our mortgage loans held for sale. Other than the higher balances of mortgage loans held for sale, our market risk exposures at June 30, 2024, which primarily relate to interest rate risk, have not materially changed from those identified in our 2023 Form 10-K.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2024, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting
During the three-month period ended June 30, 2024, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended June 30, 2024, no equity securities of Radian Group were sold that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended June 30, 2024.

Share repurchase program

($ in thousands, except per-share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
Period
4/1/2024 to 4/30/2024	935,868	$32.11	934,460	$86,739
5/1/2024 to 5/31/2024	1,260,722	31.35	638,888	666,739
6/1/2024 to 6/30/2024	27,211	31.33	—	666,739
Total	2,223,801		1,573,348
(1)Includes 650,453 shares tendered by employees as payment of taxes withheld on the vesting of certain restricted stock awards granted under the Company’s equity compensation plans.
(2)In January 2023, Radian Group’s board of directors approved a share repurchase program authorizing the Company to spend up to $300 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. In May 2024, Radian Group’s board of directors approved an extension of the duration of this program to June 2026, as well as a $600 million increase in authorization for this program, bringing the total authorization to repurchase shares up to $900 million, excluding commissions. During the three months ended June 30, 2024, the Company purchased 1.6 million shares at an average price of $31.79, including commissions. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase program.

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

Item 6. Exhibits

Exhibit Number	Exhibit

10.1*+	Form of Executive Officer 2024 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan
10.2*+	2024 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry
10.3*+	Form of Executive Officer 2024 Time-Based Restricted Stock Unit Grant Agreement under the Radian Group Inc. Equity Compensation Plan
10.4*+	2024 Time-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry
10.5
Amendment No. 3 to Master Repurchase Agreement, dated April 24, 2024, between Radian Mortgage Capital LLC, Radian Group Inc. and Bank of Montreal including a fully conformed copy of the amended Master Repurchase Agreement as Exhibit A (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated April 24, 2024, and filed on April 29, 2024)

10.6
Amendment No. 4 to Master Repurchase Agreement, dated as of May 31, 2024, by and among Goldman Sachs Bank USA, Radian Liberty Funding LLC and Radian Mortgage Capital LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 31, 2024, and filed on June 4, 2024)

10.7
Reaffirmation, dated as of May 31, 2024, executed by Radian Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 31, 2024, and filed on June 4, 2024)

10.8+***
Transition, Separation and Release Agreement, entered into as of July 13, 2024, between Brien J. McMahon and Radian Group Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K (file no. 1-11356) dated July 13, 2024, and filed on July 18, 2024).

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
*    Filed herewith.
**    Furnished herewith.
***    Exhibit C to this exhibit has been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of the omitted exhibit to the SEC upon its request.
+    Management contract, compensatory plan or arrangement

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date:	August 2, 2024	/s/ SUMITA PANDIT
Sumita Pandit
Senior Executive Vice President, Chief Financial Officer

Date:	August 2, 2024	/s/ ROBERT J. QUIGLEY
Robert J. Quigley
Executive Vice President, Controller and Chief Accounting Officer